Form 10-Q
period 1998-09-30
PROSPERITY BANCSHARES INC
filed 1998-12-28
CIK 1068851

FORM 10-Q
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 934
             FOR THE TRANSITION PERIOD FROM____________TO___________

                         COMMISSION FILE NUMBER: 0-25051

                           PROSPERITY BANCSHARES, INC.
             (Exact name of registrant as specified in its charter)

               TEXAS                                     74-2331986
(State or other jurisdiction of incorporation         (I.R.S. Employer
            or organization)                          Identification No.)

                               3040 Post Oak Blvd.
                              Houston, Texas 77056
          (Address of principal executive offices, including zip code)

                                 (713) 993-0002
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter priod that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of December 23, 1998, there were 5,172,825 shares of the registrant's Common Stock, par value $1.00 per share, outstanding.

PROSPERITY BANCSHARES, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements
         Consolidated Balance Sheets as of September 30, 1998 (unaudited ) and
            December 31,1997
         Consolidated Statements of Income for the Three Months and Nine Months
            Ended September 30, 1998 and 1997 (unaudited)
         Consolidated Statements of Changes in Shareholders' Equity for the
            Year Ended December 31, 1997 and for the Nine Months Ended September 30, 1998 (unaudited)
         Consolidated Statements of Cash Flows for the Nine Months Ended
            September 30, 1998 and 1997 (unaudited)
         Notes to Interim Consolidated Financial Statements

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
            of Operations
Item 3.  Quantitative and Qualitative Disclosures about Market Risk

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
Item 2.  Changes in Securities and Use of Proceeds
Item 3.  Defaults upon Senior Securities
Item 4.  Submission of Matters to a Vote of Security Holders
Item 5.  Other Information
Item 6.  Exhibits and Reports on Form 8-K

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                  PROSPERITY BANCSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                         September 30,  December 31,
                                             1998           1997
                                         ------------   ------------
                                          (Unaudited)
                 ASSETS
Cash and due from banks ................   $  12,406      $  17,372
Federal funds sold .....................       1,070              0
                                           ---------      ---------
        Total cash and cash equivalents       13,476         17,372
Interest-bearing deposits in
  financial institutions ...............          99            198
Available-for-sale, at fair value
  (amortized cost of $57,976
  (unaudited), and $38,650, respectively)     58,485         38,612
Held-to-maturity, at cost (fair
  value of $103,168 (unaudited),
  and $129,775  respectively) ..........     102,150        129,256
                                           ---------      ---------
        Total securities ...............     160,635        167,868
Loans ..................................     147,690        120,578
Less allowance for credit losses .......      (1,169)        (1,016)
                                           ---------      ---------
     Loans, net ........................     146,521        119,562
Bank premises and equipment, net .......       5,386          5,530
Accrued interest receivable ............       3,118          2,501
Goodwill, net of accumulated
  amortization of $2.9 million
  (unaudited) and $2.6 million,
  respectively .........................       5,540          5,644
Other assets ...........................       1,659          1,468
                                           ---------      ---------
TOTAL ..................................   $ 336,434      $ 320,143
                                           =========      =========

  LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
     Deposits:
        Noninterest-bearing ............   $  69,187      $  61,447
        Interest-bearing ...............     236,112        230,070
                                           ---------      ---------
           Total deposits ..............     305,299        291,517
     Note payable ......................       2,000              0
     Other borrowings ..................           0          2,800
     Accrued interest payable ..........         749            708
     Other liabilities .................         619            300
                                           ---------      ---------
          Total liabilities ............     308,667        295,325
SHAREHOLDERS' EQUITY:
     Common stock; $1 par value,
        50,000,000 shares authorized;
        3,993,884 (unaudited) and
        3,993,884 shares issued at
        September 30, 1998 and
        December 31, respectively;
        3,990,308 (unaudited),
        3,990,308 shares outstanding at
        September 30, 1998 and
        December 31, 1997, respectively        3,994          3,994
     Capital surplus ...................       4,818          4,818
     Retained earnings .................      18,588         16,049
     Accumulated other comprehensive
        income-net unrealized
        gains and losses on
        available-for-sale investment
        securities, net of tax of
        $198 (unaudited) and $13,
        respectively ...................         385            (25)
     Less treasury stock, at cost,
        3,576 (unaudited), and 3,576
        shares, respectively ...........         (18)           (18)
                                           ---------      ---------
        Total shareholders' equity .....      27,767         24,818
                                           ---------      ---------
TOTAL ..................................   $ 336,434      $ 320,143
                                           =========      =========

      See accompanying Notes to Interim Consolidated Financial Statements.

                  PROSPERITY BANCSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                  Three Months          Nine Months
                                     Ended                 Ended
                                  September 30,         September 30,
                                 -----------------    ----------------
                                   1998      1997      1998     1997
                                 -------   -------   -------   -------

INTEREST INCOME:
    Loans, including fees ....   $ 3,127   $ 2,630   $ 8,695   $ 7,582
    Investment securities:
        Taxable ..............     2,279     2,384     7,155     6,612
        Nontaxable ...........       155       139       450       465
    Federal funds, sold ......        78        42       205       157
    Deposits in financial
      institutions ...........         2         3         7        13
                                 -------   -------   -------   -------
        Total interest
          income .............     5,641     5,198    16,512    14,829
INTEREST EXPENSE:
    Deposits .................     2,393     2,311     7,040     6,715
    Note payable and
      federal funds purchased          2        17        69        67
                                 -------   -------   -------   -------
        Total interest expense     2,395     2,328     7,109     6,782

        NET INTEREST INCOME ..     3,246     2,870     9,403     8,047
PROVISION FOR CREDIT LOSSES ..        70        60       215       165
                                 -------   -------   -------   -------
NET INTEREST INCOME AFTER
  PROVISION FOR CREDIT LOSSES      3,176     2,810     9,188     7,882
NONINTEREST INCOME:
    Customer service fees ....       530       527     1,636     1,418
    Other ....................        56        62       189       182
                                 -------   -------   -------   -------
         Total noninterest
           income ............       586       589     1,825     1,600
NONINTEREST EXPENSE:
    Salaries and employee
      benefits ...............     1,100     1,030     3,214     2,931
    Net occupancy expense ....       146       141       396       374
    Data processing ..........       202       171       571       462
    Goodwill amortization ....       120       115       354       278
      Depreciation ...........       126       111       375       316
    Other operating expenses .       501       491     1,539     1.364
                                 -------   -------   -------   -------
        Total noninterest
          expenses ...........     2,195     2,059     6,449     5,725

INCOME BEFORE INCOME TAXES ...     1,567     1,340     4,564     3,757
PROVISION FOR INCOME TAXES ...       487       392     1,426     1,148
                                 -------   -------   -------   -------
NET INCOME ...................   $ 1,080   $   948   $ 3,138   $ 2,609
                                 =======   =======   =======   =======
EARNINGS PER SHARE
Basic ........................   $    27   $   .26   $   .79   $   .70
                                 =======   =======   =======   =======
Diluted ......................   $   .26   $   .25   $   .77   $   .69
                                 =======   =======   =======   =======


      See accompanying Notes to Interim Consolidated Financial Statements.

                  PROSPERITY BANCSHARES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)


                                                        Capital    Retained       Accumulated Other         Treasury  Total
                                    Common Stock        Surplus    Earnings       Comprehensive             Stock     Shareholder's
                              -----------------------                             Income-Net                          Equity
                                                                                  Unrealized (loss)
                                                                                  gain on Available
                                  Shares      Amount                              For Sale Investment
                              (in thousands)                                      securities
                              ---------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 1997 ..      3,514    $  3,514    $  2,298   $ 13,062       $    (21)             $    (19)   $ 18,834
Net income ..................                                         3,562                                            3,562
Net change in
  unrealized loss on
  available for sale
  investment securities .....                                                           (4)                               (4)
                                                                                                                    --------
Total comprehensive
  income ....................                                                                                          3,558
Sale of treasury stock ......                                                                                  1           1
Issuance of common stock ....        480         480       2,520                                                       3,000
Cash dividends declared,
  $0.15 per share ...........                                          (575)                                            (575)
                              ---------------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997       3,994       3,994       4,818     16,049            (25)                  (18)     24,818
Net income (unaudited) ......                                         3,138                                            3,138
Net change in unrealized gain
  on available for sale
  investment securities
  (unaudited) ...............                                                          410                               410
                                                                                                                    --------
Total comprehensive
  income(unaudited) .........                                                                                          3,548
Cash dividends
  declared, $.15  per share
  (unaudited) ...............                                         (599)                                             (599)

BALANCE AT SEPTEMBER 30, 1998
  (unaudited) ...............      3,994    $  3,994    $  4,818   $ 18,588       $    385              $    (18)   $ 27,767
                                ========    ========    ========   ========       ========              ========    ========

          See accompanying Notes to Consolidated Financial Statements.

                  PROSPERITY BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STTEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                      Nine months ended
                                                        September 30,
                                                  -----------------------

                                                      1998        1997
                                                  ------------ ----------
CASH FLOWS FROM  OPERATING ACTIVITIES:
Net income ....................................   $   3,138    $   2,609
Adjustments to reconcile net income to net cash
     provided by operating activities:
  Depreciation and amortization ...............         729          594
  Provision for credit losses .................         215          165
  Net amortization (accretion) of
    premium/discount on investments ...........         128          228
  Loss on sale of real estate acquired by
    foreclosure ...............................           2            8
  Increase in accrued interest receivable and
    other assets ..............................        (808)        (661)
  (Decrease) increase in accrued interest and
    other liabilities .........................         121          207
                                                  ---------    ---------
Total Adjustments .............................         387          541
                                                  ---------    ---------
     Net cash provided by operating activities    $   3,525    $   3,150
                                                  ---------    ---------

Cash flows from investing activities:
  Proceeds from maturities and principal
    paydowns of held to maturity
    in investment securities ..................      42,068       14,375
  Purchases of held to maturity investment
    securities ................................     (15,205)     (42,754)
  Proceeds from maturities and principal
    paydowns of available for sale
    investment securities .....................      20,457       16,114
  Purchases of available for sale investment
    securities ................................     (39,592)      (3,497)
  Net increase in loans .......................     (27,112)      (5,474)
  Purchase of premises and equipment and ORE ..        (232)        (508)
  Proceeds from sale of bank premises and
    equipment and real estate acquired by
    foreclosure ...............................          40          144
  Net decrease (increase) in interest-bearing
    deposits in financial institutions ........          99          198
  Premiums paid for Angleton Branch ...........                   (1,990)
  Net liabilities acquired in purchases of the
    Angleton Branch ...........................                   28,647
  Premiums paid for the West Columbia Branch ..        (250)
  Net liabilities acquired in the purchase of
    the West Columbia Branch ..................       5,798
                                                  ---------    ---------
      Net cash (used in) provided by investing
        activities ............................   $ (13,929)   $   5,255
                                                  ---------    ---------

Cash flows from financing activities:
  Net increase in noninterest-bearing deposits    $   5,388    $   1,531
  Net increase (decrease) in interest-bearing
    deposits ..................................       2,519      (14,332)
  Proceeds from other borrowings ..............     285,860      144,525
  Repayment of other borrowings ...............    (286,660)    (146,927)
  Proceeds from the issuance of common stock ..           0        3,000
  Sale of treasury stock ......................           0            1
  Payment of cash dividends ...................        (599)        (575)
                                                  ---------    ---------
      Net cash provided by (used) financing
        activities ............................   $   6,508    $ (12,777)
                                                  ---------    ---------

      NET (DECREASE) INCREASE IN CASH AND CASH
        EQUIVALENTS ..........................   $ (3,896)   $ (4,372)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD     17,372      21,744
                                                 --------    --------

CASH AND CASH EQUIVALENTS, END OF PERIOD .....   $ 13,476    $ 17,372
                                                 ========    ========
INCOME TAXES PAID ............................   $  1,334    $  1,160
                                                 ========    ========
INTEREST PAID ................................   $  7,068    $  6,764
                                                 ========    ========

NONCASH INVESTING ACTIVITIES:
  The Company acquired certain real estate through foreclosure of collateral on loans totaling approximately $189,082 during the year ended December 31, 1997.

      See accompanying Notes to Interim Consolidated Financial Statements.

                  PROSPERITY BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
           (DOLLARS IN THOUSANDS, EXCEPT SHARE AND PER SHARE AMOUNTS)
                                   (UNAUDITED)


BASIS OF PRESENTATION

      The consolidated financial statements include the accounts of Prosperity Bancshares, Inc. (the "Company") and its wholly-owned subsidiaries, First Prosperity Bank (the "Bank") and Prosperity Holdings, Inc. All significant inter-company transactions and balances have been eliminated.

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company's Prospectus filed on November 11, 1998. Operating results for the nine month period ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

INCOME PER COMMON SHARE

The following table illustrates the computation of basic and diluted earnings per share (in thousands, except per share data):


                                               Three Months        Nine Months
                                                   Ended             Ended
                                               September 30,      September 30,
                                            ----------------    ----------------
                                              1998      1997      1998     1997
                                            ------    ------    ------    ------
Net income available to common
  shareholders .........................    $1,080    $  948    $3,138    $2,609

Weighted average  common shares
  outstanding ..........................     3,990     3,706     3,990     3,706

Potential dilutive common shares .......       101        83       101        83
                                            ------    ------    ------    ------
Weighted average common shares
  and equivalents outstanding ..........     4,091     3,789     4,091     3,789
                                            ------    ------    ------    ------

Basic earnings per common share ........    $  .27    $  .26    $  .79    $  .70
                                            ======    ======    ======    ======
Diluted earnings per common share ......    $  .26    $  .25    $  .77    $  .69
                                            ======    ======    ======    ======

                   PROSPERITY BANCSHARES, INC AND SUBSIDIARIES
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 1998
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

RECENT ACCOUNTING STANDARDS

      Effective January 1, 1998, the Company adopted Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which requires that all components of comprehensive income and total comprehensive income be reported on one of the following: the statement of operations, the statement of shareholders' equity, or a separate statement of comprehensive income. Comprehensive income is comprised of net income and all changes to shareholders' equity, except those due to investments by owners (changes in capital surplus) and distributions to owners (dividends). The Company is reporting comprehensive income on its statement of changes in shareholders' equity.

      SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," requires public companies to report certain information about their operating segments in their annual financial statements and quarterly reports issued to shareholders, for years beginning after implementation. It also requires public companies to report certain information about their products and services, the geographic areas in which they operate, and their major customers. This statement is effective for fiscal years beginning after December 15, 1997. The Company will implement SFAS No 131 for its 1998 Annual Report on Form 10-K. Implementation of SFAS No. 131 should have no material effect on the Company's Consolidated Financial Statements.

      In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities," was issued. This statement requires companies to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS No.133 requires that changes in fair value of a derivative be recognized currently in earnings unless specific hedge accounting criteria are met. This statement is effective for fiscal years beginning after June 15, 1999 but early adoption is allowed. The Company does not currently have any derivative instruments.

RECENT ACQUISITION

      GENERAL. The Company's Board of Directors actively pursues an acquisition strategy designed to increase efficiency, market share and return to shareholders. As part of this strategy, on October 1, 1998 the Company acquired Union State Bank ("Union"), a Texas banking association organized in 1907, pursuant to a statutory merger (the "Union Acquisition"). Union is a single location community bank whose business includes conventional consumer and commercial products and services, including interest and noninterest-bearing depository accounts and commercial, industrial, consumer, agricultural and real estate lending. At September 30, 1998, Union had total assets of approximately $79.4 million, total deposits of approximately $66.1 million and total shareholders' equity of approximately $13.0 million. Union was the only full-service commercial bank in East Bernard and has a stable customer base.

      The Union Acquisition would have been accretive to the Company's earnings by $0.09 per share on a pro forma basis for the nine months ended September 30, 1998. The Union Acquisition provides the Company a presence in East Bernard, a community of 1,500 located in northern Wharton County. The acquisition increased the Company's market share in Wharton County, where the Company's El Campo Banking Center is located. The acquisition of Union will also help the Company improve its loan mix by increasing the Company's agriculture loans as of September 30,1998 from $7.1 million to $17.6 million on a pro forma basis . Union has a lending philosophy which is similar to that employed by the Company. The Company's significantly higher lending limit is expected to create lending opportunities in the market that Union was unable to take advantage of prior to the acquisition. Similar to its previous acquisitions, the Company believes that the Union Acquisition will enable the Company to achieve certain economies of scale and resultant savings from the operation of Union as an additional Banking Center.

      Upon consummation of the Union Acquisition, holders of shares of Union common stock received $17.6 million in cash as consideration in exchange for their shares. The source of the Company's funds for the acquisition was a combination of existing cash ($15.6 million ) and borrowed funds ($2.0 million). The Union Acquisition was accounted for as a purchase transaction. At the closing of the Union Acquisition, two executive officers of Union entered into three year employment agreements with the Company which contain two-year non-competition clauses.

UNAUDITED PRO FORMA COMBINED CONDENSED FINANCIAL STATEMENTS

The following unaudited pro forma combined condensed financial statements set forth the consolidated balance sheet at September 30, 1998 and the consolidated income statements for the nine month period ended September 30, 1998 and for the year ended December 31, 1997, for the Company and Union and the adjustments reflecting the acquisition of Union and the pro forma combined information following such transaction. The Union Acquisition was accounted for as a purchase and the assets and liabilities were recorded at their estimated fair market values, with the excess of the respective purchase prices over the net fair market values recorded as goodwill. The information with respect to the Company and Union as of September 30, 1998, and the pro forma information is unaudited. The pro forma balance sheet assumes that the Union Acquisition was consummated on the balance sheet date. The pro forma income statements assume that the Union Acquisition was consummated at the beginning of the period indicated. The pro forma financial statements should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Prospectus. The pro forma combined balance sheet and statements of income are not necessarily indicative of the combined financial position at consummation of the Union Acquisition or the results of operation following consummation of the Union Acquisition.

                        PRO FORMA COMBINED BALANCE SHEET
                               September 30, 1998
                                   (Unaudited)

                                                                           Pro Forma
                                                                          Adjustments
                                                                   ------------------------
                                                                                                Pro Forma
                                         Company       Union        Debits         Credits       Combined
                                        ---------    ---------    ---------       ---------     -----------
                                                  (Dollars in thousands, except per share data)
Assets
Cash and due from banks .............   $  12,406    $   1,717    $   2,000(b)    $   4,700(b)   $  11,423
Federal funds sold ..................       1,070       14,900                       12,900(b)       3,070
                                        ---------    ---------    ---------       ---------      ---------
      Total cash
        and cash equivalents ........      13,476       16,617        2,000          17,600         14,493
Interest-bearing
  deposits in financial
  institutions ......................          99            0                                          99
Securities
  Available-for-sale ................      58,485       18,836                                      77,321
  Held-to-maturity ..................     102,150       21,809                                     123,959
                                        ---------    ---------                                   ---------
        Total securities ............     160,635       40,645                                     201,820
Loans
     Total loans,
       net of unearned
       discount .....................     147,690       21,470                                     169,160
     Allowance for
       credit losses ................      (1,169)        (656)                                     (1,825)
                                        ---------    ---------                                   ---------
        Net loans ...................     146,521       20,814                                     167,335
Goodwill ............................       5,540            0        4,238(a)                       9,778
Premises and equipment ..............       5,386          155          566(a)                       6,107
Other real estate owned .............           0          137                                         137
Other assets ........................       4,777          997                                       5,774
                                        ---------    ---------    ---------       ---------      ---------
            Total assets ............   $ 336,434    $  79,365    $   6,804       $  17,600      $ 405,003
                                        =========    =========    =========       =========      =========
Liabilities and
  Shareholders' Equity Liabilities
     Deposits .......................   $ 305,299    $  66,057                                   $ 371,356
     Note payable ...................       2,000            0                    $   2,000(b)       4,000
     Other liabilities ..............       1,368          320                          192(a)       1,880
                                        ---------    ---------                    ---------      ---------
     Total liabilities ..............     308,667       66,377                        2,192        377,236

Shareholders' equity:
     Common stock ...................       3,994          700    $     700(c)                       3,994
     Capital surplus ................       4,818        3,300        3,300(c)                       4,818
     Retained earnings ..............      18,588        9,002        9,002(c)                      18,588
     Treasury stock .................         (18)           0                                         (18)
     Net unrealized
       gain (loss) on
       available for-sale
       securities ...................         385           14                           14(a)         385
                                        ---------    ---------    ---------       ---------      ---------
     Total shareholders'
       equity .......................      27,767       12,988       13,002              14         27,767
                                        ---------    ---------    ---------       ---------      ---------
            Total liabilities
              and shareholders'equity   $ 336,434    $  79,365    $  19,806       $  19,806      $ 405,003
                                        =========    =========    =========       =========      =========

(a) This adjustment represents the purchase price adjustments to mark Union's assets and liabilities to fair value upon the consummation of the Union Acquisition and results in recording of $4.238 million in goodwill.
(b) This adjustment represents the purchase of 100% of the outstanding shares of stock of Union for $17.6 million consisting of $15.6 million of existing cash and an additional $2.0 million of cash generated from borrowings under an existing line of credit.
(c) This adjustment represents the elimination of capital of Union against the investment in subsidiary of the Company.

                      PRO FORMA COMBINED INCOME STATEMENT
                  NINE- MONTH PERIOD ENDED SEPTEMBER 30, 1998
                                  (Unaudited)

                                                                                         Pro forma
                                                                                        Adjustments
                                                                                ----------------------------
                                                                                                                   Pro Forma
                                                 Company          Union          Debits             Credits         Combined
                                                ---------       --------        ---------          ---------       ---------
                                                              (Dollars in thousands, except per share data)
Interest income:
     Interest and fees on loans .............   $  8,695        $  1,632                                            $ 10,327
     Interest on securities .................      7,605           1,985                                               9,590
     Interest on federal funds sold .........        212             304                                                 516
                                                --------        --------                                            --------
          Total interest income .............     16,512           3,921                                              20,433
Interest expense:
     Interest on deposits ...................      7,040           1,848                                               8,888
     Interest on other borrowings ...........         69               0        $    123(a)                              192
                                                --------        --------        --------                            --------
          Total interest expense ............      7,109           1,848             123                               9,080
                                                --------        --------        --------                            --------
Net interest income .........................      9,403           2,073            (123)                             11,353
     Provision for credit losses ............        215               0                                                 215
                                                --------        --------                                            --------
Net interest income
     after provision for credit losses ......      9,188           2,073            (123)                             11,138
Noninterest income:
     Service charges ........................      1,636             145                                               1,781
     Other noninterest income ...............        189              41                                                 230
                                                --------        --------                                            --------
          Total noninterest income ..........      1,825             186                                               2,011
Noninterest expense:
     Salaries and
       employee benefits ....................      3,214             721                                               3,935
     Net occupancy expense ..................        885              53              14(b)                              952
     Other noninterest expense ..............      2,350             641             127(c)                            3,118
                                                --------        --------        --------                            --------
          Total noninterest expense .........      6,449           1,415             141                               8,005
                                                --------        --------        --------                            --------
Income before federal income taxes ..........      4,564             844            (264)                              5,144
     Federal income taxes ...................      1,426             241                            $     47(d)        1,620
                                                --------        --------                            --------        --------
          Net income ........................   $  3,138        $    603        $   (264)           $     47        $  3,524
                                                ========        ========        ========            ========        ========
Basic earnings per share:
     Net income per share ...................   $    .79            8.61                                            $    .88
     Average shares outstanding
          (in thousands) ....................      3,990              70                                               3,990
                                                ========        ========                                            ========
Diluted earnings per share:
     Net income per share ...................   $    .77            8.61                                            $    .86
     Average shares outstanding
       (in thousands) .......................      4,091              70                                               4,091
                                                ========        ========                                            ========

(a)  This adjustment represents the interest expense on the additional debt.
(b) This adjustment represents additional depreciation expense on the acquired buildings.
(c) This adjustment represents the amortization of $4.238 million in goodwill over 25 years.
(d) This adjustment represents the federal income tax effect of the above adjustments.

                       PRO FORMA COMBINED INCOME STATEMENT
                          YEAR ENDED DECEMBER 31, 1997
                                   (Unaudited)

                                                                                         Pro forma
                                                                                        Adjustments
                                                                                       -------------
                                                                                                                    Pro Forma
                                                        Company         Union        Debits           Credits       Combined
                                                       ---------      ---------     --------         ----------    -----------
                                                                  (Dollars in thousands, except per share data)
Interest income:
     Interest and fees on loans ..................... $ 10, 205      $  2,135                                       $ 12,340
     Interest on securities .........................     9,572         2,790                                         12,362
     Interest on federal funds sold .................       193           267                                            460
                                                      ---------      --------                                       --------
          Total interest income .....................    19,970         5,192                                         25,162
Interest expense:
     Interest on deposits ...........................     8,858         2,504                                         11,362
     Interest on other borrowings ...................       202             0       $    164(a)                          366
                                                      ---------      --------       --------                        --------
          Total interest expense ....................     9,060         2,504            164                          11,728
                                                      ---------      --------       --------                        --------
Net interest income .................................    10,910         2,688           (164)                         13,434
     Provision for credit losses ....................       190           (75)                                           115
                                                      ---------      --------                                       --------
Net interest income after provision for credit losses    10,720         2,763           (164)                         13,319
Noninterest income:
     Service charges ................................     2,062           218                                          2,280
     Other noninterest income .......................       202           110                                            312
                                                      ---------      --------                                       --------
          Total noninterest income ..................     2,264           328                                          2,592
Noninterest expense:
     Salaries and employee benefits .................     3,968           945                                          4,913
     Net occupancy expense ..........................       811           122             19(b)                          952
     Other noninterest expense ......................     3,057           436            170(c)                        3,663
                                                      ---------      --------       --------                        --------
          Total noninterest expense .................     7,836         1,503            189                           9,528
                                                      ---------      --------       --------                        --------
Income before federal income taxes ..................     5,148         1,588           (435)                          6,383
     Federal income taxes ...........................     1,586           422                               62(d)      1,946
                                                       --------      --------       --------          --------      --------
          Net income ................................  $  3,562      $  1,166       $   (353)         $     62      $  4,437
                                                       ========      ========       ========          ========      ========
Basic earnings per share:
     Net income per share ...........................  $    .94      $  16.66                                       $   1.17
     Average shares outstanding (in thousands) ......     3,778            70                                          3,778
                                                       ========      ========                                       ========
Diluted earnings per share:
     Net income per share ...........................  $    .92      $  16.66                                       $   1.15
     Average shares outstanding
          (in thousands) ............................     3,864            70                                          3,864
                                                       ========      ========                                       ========

(a)  This adjustment represents the interest expense on the additional debt.
(b) This adjustment represents additional depreciation expense on the acquired buildings.
(c) This adjustment represents the amortization of $4.238 million in goodwill over 25 years.
(d) This adjustment represents the federal income tax effect of the above adjustments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Prosperity Bancshares, Inc. (the "Company") is a registered bank holding Company that derives substantially all of its revenues and income from the operation of First Prosperity Bank (the "Bank"). The Bank is a full service bank that provides a broad line of financial products and services to small and medium sized businesses and consumers through 12 full-service banking locations, three of which are located in the greater Houston metropolitan area. The following Management's Discussion and Analysis of Financial Condition and Results of Operations may contain certain forward-looking statements regarding future financial condition, results of operations, and the Company's business operations. Such statements involve risks, uncertainties and assumptions, including, but not limited to, monetary policy and general economic conditions in Texas and the Houston metropolitan area, the actions of competitors and customers, the success of the Company in implementing its strategic plan, and the effects of regulatory restrictions imposed on banks and bank holding companies generally. Should one or more of these risks or uncertainties materialize, or should these underlying assumptions prove incorrect, actual outcomes may vary materially from outcomes expected or anticipated by the Company.

OVERVIEW

      The Company showed positive earnings growth due to the increase in loan volume and the acquisition of deposits and certain assets of the branch of Wells Fargo Bank in Angleton, Texas (the "Angleton Acquisition") in the second quarter of 1997. Net income available to common shareholders was $1.1 million ($0.26 per common share on a diluted basis) for the quarter ended September 30, 1998 compared with $948,000 ($0.25 per common share on a diluted basis) for the quarter ended September 30, 1997, an increase of $132,000, or 13.9%. The Company posted returns on average common equity of 15.94% and 16.03% and returns on average assets of 1.29% and 1.20% for the quarters ended September 30, 1998 and 1997, respectively. For the nine months ended September 30, 1998, net income available to common shareholders was $3.1 million ($0.77 per common share on a diluted basis) compared with $2.6 million ($0.69 per common share on a diluted basis) for the same period in 1997, an increase of $529,000, or 20.3%.

      Total assets were $336.4 million at September 30, 1998 compared with $320.1 million at December 31, 1997. Total loans increased to $147.7 million at September 30, 1998 from $120.6 million at December 31, 1997, an increase of $27.1 million, or 22.5%. Total deposits were $305.3 million at September 30, 1998 compared with $291.5 million at December 31, 1997. Shareholders' equity increased $2.9 million or 11.9%, to $27.8 million at September 30, 1998 compared with $24.8 million at December 31, 1997.

RESULTS OF OPERATIONS

Net Interest Income

      Net interest income was $3.2 million for the quarter ended September 30, 1998 compared with $2.9 million for the quarter ended September 30, 1997, an increase of $376,000, or 13.1%. Net interest income increased as a result of an increase in average interest-earning assets to $310.0 million for the quarter ended September 30, 1998 from $289.1 million for the quarter ended September 30, 1997, an increase of $20.9 million, or 7.2%. The net interest margin on a tax equivalent basis, increased to 4.22% from 4.00% for the same periods, primarily due to loan growth. Net interest income increased $1.4 million, or 16.9% to $9.4 million for the nine months ended September 30, 1998 from $8.0 million for the same period in 1997. This increase is mainly attributable to higher average interest-earning assets and higher average loans.

      The Company's net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a "volume change." It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a "rate change." The following tables set forth, for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the quarters ended September 30, 1998 and 1997. The tables also set forth the average rate paid on total interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods.

                                                                     Three Months Ended September 30,
                                                           1998                                             1997
                                       -------------------------------------------       ---------------------------------------
                                         Average          Interest         Average         Average        Interest       Average
                                       Outstanding          Paid/           Yield        Outstanding        Paid/         Yield
                                          Balance          Earned            Rate          Balance         Earned         Rate
                                       -------------------------------------------       ---------------------------------------
                                                                         (Dollars in thousands)
ASSETS:
Interest-earning assets:
    Loans ............................  $ 145,604       $   3,127            8.52%        $ 119,797          2,630          8.71%
    Securities .......................    157,674           2,434            6.12           165,260          2,523          6.06
    Federal funds sold and other
      temporary investments ..........      6,764              80            4.69             4,062             45          4.40
                                        ---------       ---------       ---------         ---------      ---------     ---------
       Total interest earning
         assets ......................    310,042           5,641            7.22%          289,119          5,198          7.13%
Less allowance for credit losses .....     (1,135)                                             (976)
                                        ---------                                         ---------
Total interest-earning
  assets, net of allowance ...........    308,907                                           288,143
 Non-interest earning assets .........     25,787                                            27,057
                                        ---------                                         ---------

           Total assets ..............  $ 334,694                                         $ 315,200
                                        =========                                         =========

LIABILITIES AND SHAREHOLDERS'
  EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits .....  $  36,362       $     140            1.54%        $  42,829      $     234          2.15%
    Savings and money
      market accounts ................     81,442             718            3.49            70,023            586          3.32
   Certificates of deposit ...........    119,959           1,535            5.08           114,696          1,439          4.98
   Federal funds purchased and
      other borrowings ...............        125               2            6.35             1,999             69          13.7
                                        ---------       ---------       ---------         ---------      ---------     ---------
        Total interest-bearing
          liabilities ................    237,888           2,395            3.99%          229,547          2,328          4.02%
                                        ---------       ---------       ---------         ---------      ---------     ---------
Noninterest-bearing liabilities:
  Noninterest-bearing
    demand deposits ..................     67,993                                            60,471
  Other liabilities ..................      1,651                                             1,637
                                        ---------                                         ---------

            Total liabilities ........    307,532                                           291,655
Shareholders' equity .................     27,162                                            23,545
                                        ---------                                         ---------

          Total liabilities and
            shareholders' equity .....  $ 334,694                                         $ 315,200
                                        =========                                         =========

Net interest rate spread .............                                       3.23%                                          3.11%
                                                                        =========                                      =========

Net interest income and margin .......                  $   3,246            4.15%                       $   2,870          3.94%
                                                        =========       =========                        =========     =========

Net interest income and
  margin tax equivalent basis ........                  $   3,300            4.22%                       $   2,929          4.00%
                                                        =========       =========                        =========     =========

                                                                        Nine Months Ended September 30,
                                            ----------------------------------------------------------------------------------------
                                                                1998                                         1997
                                            -----------------------------------------    -------------------------------------------
                                              Average         Interest        Average      Average         Interest         Average
                                            Outstanding        Paid/           Yield     Outstanding        Paid/            Yield
                                              Balance          Earned          Rate        Balance          Earned           Rate
                                            -----------      ---------      ---------    -----------       ---------      ----------
ASSETS:
Interest-earning assets:
    Loans ..............................    $ 134,741        $   8,695           8.60%     $ 116,901       $   7,582           8.65%
    Securities .........................      165,837            7,605           6.11        155,583           7,077           6.06
    Federal funds sold and other
      temporary investments ............        6,101              212           4.63          4,902             170           4.62
                                            ---------        ---------      ---------      ---------       ---------      ---------
       Total interest
         earning assets ................      306,679           16,512           7.18%       277,386          14,829           7.13%
Less allowance for credit
  losses ...............................       (1,077)                                          (936)
                                            ---------                                      ---------
Total interest-earning
  assets, net of allowance .............      305,602                                        276,450
 Non-interest earning assets ...........       26,041                                         26,233
                                            ---------                                      ---------
       Total Assets ....................    $ 331,643                                      $ 302,683
                                            =========                                      =========
LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
Interest-bearing demand deposits .......    $  39,477        $     471           1.59      $  43,416       $     840           2.58
    Savings and money
      market accounts ..................       79,625            2,094           3.51         61,502           1,519           3.29
    Certificates of deposit ............      117,281            4,475           5.09        114,713           4,356           5.06
    Fed funds purchased and
      other borrowings .................        1,596               69           5.76          1,526              67           5.85
                                            ---------        ---------      ---------      ---------       ---------      ---------
    Other Borrowings
       Total interest-bearing
          liabilities ..................      237,979            7,109           3.99%       221,157           6,782           4.09%
                                            ---------        ---------      ---------      ---------       ---------      ---------
Noninterest-bearing liabilities:
   Noninterest-bearing demand
     deposits ..........................       66,111                                         55,878
      Other liabilities ................        1,124                                          3,435
                                            ---------                                      ---------


       Total liabilities ...............      305,214                                        280,470
Shareholders' equity ...................       26,429                                         22,213
                                            ---------                                      ---------

       Total liabilities
         and shareholders' equity ......    $ 331,643                                      $ 302,683
                                            =========                                      =========
Net interest rate spread ...............                                         3.20%                                         3.04%
                                                                            =========                                     =========

Net interest income and margin .........                     $   9,403           4.09%                     $   8,047           3.87%
                                                             =========      =========                      =========      =========
Net interest income and
  margin tax equivalent basis ..........                     $   9,591           4.19%                     $   8,246           3.97%
                                                             =========      =========                      =========      =========


The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase (decrease) related to outstanding balances and the volatility of interest rates. For purposes of this table changes attributable to both rate and volume, which cannot be segregated, have been allocated to rate.


                                             Three months ended September 30
                                                       1998 vs. 1997
                                                Increase (decrease) due to
                                             --------------------------------
                                                 Volume    Rate    Total
                                                --------  ------  -------
                                                  (Dollars in thousands)
      Interest-earning assets:
           Loans .............................   $ 562    $ (65)   $ 497
           Securities ........................    (115)      26      (89)
           Federal funds sold and other
             temporary investments ...........      30        5       35
                                                 -----    -----    -----

             Total increase in interest income     477      (34)     443
                                                 -----    -----    -----

      Interest-bearing liabilities:
           Interest-bearing demand
             deposits ........................     (35)     (58)     (93)
           Savings and money market
             accounts ........................      95       36      131
           Certificates of deposit ...........      66       30       96
           Federal funds purchased and
             other borrowings ................     (64)      (3)     (67)
                                                 -----    -----    -----

             Total increase (decrease)
               in interest expense ...........      62        5       67
                                                 -----    -----    -----

      Increase in net interest income ........   $ 415    $ (39)   $ 376
                                                 =====    =====    =====


Allowance for Credit Losses

      Management actively monitors the Company's asset quality and provides specific loss allowances when necessary. Loans are charged-off against the allowance for loan losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. As of September 30, 1998, the allowance for credit losses amounted to $1.2 million, or 0.79% of total loans.

Provisions for credit losses are charged to income to bring the total allowance for credit losses to a level deemed appropriate by management of the Company based on such factors as historical experience, the volume and type of policies, general economic conditions and other factors related to the collectibility of loans in the Company's portfolio.

The provision for credit losses for the quarter ended September 30, 1998 was $70,000 compared with $60,000 for the quarter ended September 30, 1997. The increase resulted from continued growth in loans. The provision for credit losses for the nine months ended September 30, 1998 increased $50,000 to $215,000 from $165,000 in the corresponding period last year. For the nine months ended September 30, 1998, net charge-offs were $62,000, or 0.05% of average loans.

Set forth below is an analysis of the allowance for credit losses for the nine months ended September 30, 1998:

                                                      Nine months ended
                                                      September 30, 1998
                                                      ------------------
                                                    (Dollars in thousands)

           Average loans outstanding ..................   $ 134,741
                                                          =========
           Gross loans outstanding at end of period ...   $ 147,690
                                                          =========
           Allowance for credit losses at
             beginning of period ......................   $   1,016
           Provision for credit losses ................         215
           Charge-offs:
                   Commercial and industrial ..........          (1)
                   Real estate and agriculture ........         (12)
                   Consumer ...........................         (61)
           Recoveries:
                   Commercial and industrial ..........           3
                   Real estate and agriculture ........           0
                   Consumer ...........................           9
                                                          ---------
           Net loan (charge-offs)  recoveries .........         (62)
                                                          ---------
           Allowance for credit losses at end of period       1,169
                                                          =========

           Ratio of allowance to end of period
             loans ....................................        0.79%
           Ratio of net charge-offs to average
             loans ....................................        0.05%
           Ratio of allowance to end of period
             nonperforming loans ......................         --

Noninterest Income

The Company's primary sources of noninterest income are service charges on deposit accounts and other banking service related fees. The following table presents, for the periods indicated, the major categories of noninterest income:


                                    Three Months Ended      Nine Months Ended
                                    ------------------      -----------------
                                       September 30,          September 30,
                                    ------------------      -----------------
                                        1998     1997         1998     1997
                                      -------  ------        ------   ------
                                               (Dollars in thousands)
Service charges on deposit accounts   $  530   $  527        $1,636   $1,418
Fees income .......................       36       38           111      114
Other noninterest income ..........       20       24            78       68
                                      ------   ------        ------   ------
          Total noninterest income    $  586   $  589        $1,825   $1,600
                                      ======   ======        ======   ======

Noninterest income totaled $1.8 million for the nine months ended September 30, 1998 compared with $1.6 million for the same period in 1997, and increase of $225,000, or 14.1%. The increase in service charges on deposit accounts was due to the Angleton Acquisition.

Noninterest Expense

Noninterest expense totaled $2.2 million for the quarter ended September 30, 1998 compared with $2.1 million for the quarter ended September 30, 1997, an increase of $136,000, or 6.6%. The increase was due to the Angleton Acquisition. The following table presents, for the periods indicated, the major categories of noninterest expense:

                                         Three Months Ended   Nine Months Ended
                                         ------------------   -----------------
                                             September 30,       September 30,
                                         ------------------   -----------------
                                            1998    1997        1998     1997
                                          ------   ------      ------   ------
                                                  (Dollars in thousands)
Salaries and employee benefits .......... $1,100   $1,030      $3,214   $2,931
Non -staff expenses:
        Net occupancy expense ...........    146      141         396      374
        Depreciation ....................    126      111         375      316
        Data processing .................    202      171         571      462
        Professional fees ...............     36       22          82       57
        Regulatory assessments
          and FDIC insurance ............     18       15          53       45
        Ad valorem and franchise taxes ..     54       39         145      123
        Goodwill amortization ...........    120      115         354      278
        Other ...........................    393      415       1,259    1,139
                                          ------   ------      ------   ------
                Total non-staff
                  expenses ..............  1,095    1,041       3,235    2,794
                                          ------   ------      ------   ------
                Total noninterest
                  expense ............... $2,195   $2,059      $6,449   $5,725
                                          ======   ======      ======   ======


      Much of the increase in noninterest expense for the nine month period ended September 30, 1998 compared with the same period in 1997 was due to additional expenses associated with the Angleton Acquisition.

      Salaries and employee benefit expenses were $1.1 million for the quarter ended September 30, 1998 and $3.2 million for the nine months ended September 30, 1998, an increase of $70,000, or 6.8%, and $283,000, or 9.7%, compared with the same periods in 1997. The changes were due primarily to an increase in the number of employees due to the Angleton Acquisition and annual employee salary increases.

      Non-staff expenses increased $66,000, or 6.4%, to $1.1 million for the quarter ended September 30, 1998 compared to the same period in 1997. For the nine months ended September 30, 1998, non-staff expenses increased $441,000, or 15.8%.

Income Taxes

Income tax expense increased $95,000 to $487,000 for the quarter ended September 30, 1998 from $392,000 for the same period in 1997. The increase was primarily attributable to higher pretax net earnings.

FINANCIAL CONDITION

Loan Portfolio

Total loans were $147.7 million at September 30, 1998, an increase of $27.1 million, or 22.5% from $120.6 million at December 31, 1997. Loan growth occurred primarily in 1-4 family residential and home equity loans. Loans comprised 43.9% of average earning assets at September 30, 1998 compared with 42.1% at December 31, 1997.

      The following table summarizes the loan portfolio of the Company by type of loan as of September 30, 1998 and December 31, 1997:


                                    September 30, 1998      September 30, 1997
                                   --------------------    --------------------
                                     Amount     Percent     Amount      Percent
                                   ---------   ---------   --------    --------
                                               (Dollars in thousands)
Commercial and industrial ......   $ 12,744       8.6%     $ 11,611       9.6%
Real estate:
    Construction and
      land development .........      2,118       1.4         6,453       5.4
    1-4 family residential .....     73,732      49.9        53,625      44.5
    Home equity ................      6,844       4.6          --        --
    Commercial mortgages .......     20,778      14.1        16,277      13.5
    Farmland ...................      5,364       3.6         5,804       4.8
    Multi family residential ...      1,159        .8           937        .8
    Agriculture ................      7,127       4.8         6,359       5.3
    Consumer ...................     17,824      12.2        19,512      16.1
                                   --------  --------      --------  --------
        Total loans ............   $147,690     100.0%     $120,578     100.0%
                                   ========  ========      ========  ========

NONPERFORMING ASSETS

      The company had no nonperforming assets for the for the period ended September 30, 1998 and had $47,000 in nonperforming assets for the period ended December 31, 1997. The Company generally places a loan on nonaccrual status and ceases accruing interest when the payment of principal or interest is delinquent for 90 days, or earlier in some cases, unless the loan is in the process of collection and the underlying collateral fully supports the carrying value of the loan. The Company generally charges off all loans before attaining nonaccrual status.

                                                September 30,    December 31,
                                                -------------   -------------
                                                     1998            1997
                                                    (Dollars in thousands)
     Non-accrual loans ...........................   $ 0             $ 0
     Accruing loans 90 or more days past due .....     0              47
                                                     ---             ---
     Total non-performing loans ..................     0              47
     Other real estate ...........................     0               0
                                                     ---             ---
              Total non-performing assets ........   $ 0             $47
                                                     ===             ===

SECURITIES

      Securities totaled $160.6 million at September 30, 1998 compared with $167.9 million at December 31, 1997, a decline of $7.2 million, or 4.3%. The decline occurred as maturing securities were used to fund loans. At September 30, 1998, securities represented 47.7% of total assets compared with 52.4% of total assets at December 31, 1997.

PREMISES AND EQUIPMENT

      Premises and equipment, net of accumulated depreciation, totaled $5.4 million at September 30, 1998, a decline of $144,000, or 2.6%, from $5.5 million at December 31, 1997. The decline was due primarily to depreciation of existing premises and equipment.

DEPOSITS

      Total deposits were $305.3 million at September 30, 1998 compared with $291.5 million at December 31, 1997, an increase of $13.8 million. At September 30, 1998, non-interest bearing deposits accounted for approximately 22.7% of total deposits. Interest-bearing demand deposits totaled $236.1 million, or 77.3%, of total deposits at September 30, 1998 compared with $230.1 million, or 78.9%, of total deposits at December 31, 1997.

BORROWINGS

      The Company had notes payable as of September 30, 1998 of $2.0 million and had Federal Home Loan Bank advances of $2.8 million for the same period in 1997.

LIQUIDITY

      Effective management of balance sheet liquidity is necessary to fund growth in earning assets and to pay liability maturities, depository customers' withdrawal requirements and shareholders' dividends. Thc Company has numerous sources of liquidity including a significant portfolio of shorter-term assets, marketable investment securities (excluding those presently classified as "held-to-maturity"), increases in customers' deposits, and access to borrowing arrangements. Available borrowing arrangements maintained by the Company include federal funds lines with other commercial banks and an advancement arrangement with the Federal Home Loan Bank ("FHLB").

      Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of September 30, 1998, the Company had cash and cash equivalents of $13.5 million, down from $17.4 million at December 31, 1997. The decline was due primarily to an increase in loans.

CAPITAL RESOURCES

      Total shareholders' equity was $27.8 million at September 30, 1998 compared with $24.8 million at December 31, 1997, an increase of $3.0 million, or 11.9%. The increase was due primarily to net earnings of $3.1 million (less dividends of $575,000) for the nine months ended September 30, 1998.

      Both the Board of Governors of the Federal Reserve System, with respect to the Company, and the Federal Deposit Insurance Corporation, with respect to the Bank, have established certain minimum risk-based capital standards that apply to bank holding companies and federally insured banks. The Company's risk-based capital ratios remain above the levels designated as "well capitalized" on September 30, 1998, with Tier 1 capital, total risk-based capital and leverage capital ratios of 15.4%, 16.3% and 6.6%, respectively. The bank's risk-based capital ratios remain above the levels designated as "well capitalized" on September 30, 1998, with Tier-1 capital, total risk-based capital and leverage capital ratios of 15.4%, 16.2% and 6.5%, respectively.

YEAR 2000 COMPLIANCE

      GENERAL. The Year 2000 risk involves computer programs and computer software that are not able to perform without interruption into the Year 2000. If computer systems do not correctly recognize the date change from December 31, 1999 to January 1, 2000, computer applications that rely on the date field could fail or create erroneous results. Such erroneous results could affect interest, payment or due dates or cause the temporary inability to process transactions, send invoices or engage in similar normal business activities. If these issues are not addressed by the Company, its suppliers and its borrowers, there could be a material adverse impact on the Company's financial condition or results of operations.

      STATE OF READINESS. The Company formally initiated its Year 2000 project and plan in November 1997 to insure that its operational and financial systems will not be adversely affected by year problems. The Company has formed a Year 2000 project team and the Board of Directors and management are supporting all compliance efforts and allocating the necessary resources to ensure completion. An inventory of all systems and products (including both information technology ("IT") and non-informational technology ("non-IT") systems) that could be affected by the Year 2000 date change has been developed, verified and categorized as to its importance to the Company and an assessment of all major IT and critical non-IT systems has been completed. This assessment involved inputting test data which simulates the Year 2000 date change into such IT systems and reviewing the system output for accuracy. The Company's assessment of critical non-IT systems involved reviewing such systems to determine whether they were date dependent. Based on such assessment, the Company believes that none of its critical non-IT systems are date dependent. The software for the Company's systems is provided through service bureaus and software vendors. The Company has contacted all of its third party vendors and software providers and is requiring them to demonstrate and represent that the products provided are or will be Year 2000 compliant and has planned a program of testing compliance. The Company's service bureau, which performs substantially all of the Company's data processing functions, has warranted in writing that its software is Year 2000 compliant and pursuant to applicable regulatory guidelines the Company is currently reviewing the results of user group tests performed by the service provider to verify this assertion. The Company believes it would have recourse against the service provider for actual damages incurred by the Company in the event the service provider breaches this warranty. In addition, the Company's compliance with Year 2000 issues has been reviewed by the FDIC in 1998.

      Except as discussed above, the Company has completed the following phases of its Year 2000 plan: (I) recognizing Year 2000 issues, (ii) assessing the impact of Year 2000 issues on the Company's critical systems and (iii) upgrading systems as necessary to resolve those Year 2000 issues which have been identified. The Company is in the final stages of testing and implementing those systems that have been upgraded.

      COSTS OF COMPLIANCE. Management does not expect the costs of bringing the Company's systems into Year 2000 compliance will have a material adverse effect on the Company's financial conditions, results of operations or liquidity. The Company has budgeted $10,000 to address Year 2000 issues. As of September 30, 1998, the Company has incurred about $1,000 in costs to address these issues. The largest potential risk to the Company concerning Year 2000 is the malfunction of its data processing system. In the event its data processing system does not function properly, the Company is prepared to perform functions manually. The Company believes it is in compliance with regulatory guidelines regarding Year 2000 compliance, including the timetable for achieving compliance.

      RISKS RELATED TO THIRD PARTIES. The impact of Year 2000 non-compliance by third parties with which the Company transacts business cannot be accurately gauged. The Company identified its largest dollar deposit (aggregate deposits over $500,000) and loan ($250,000 or more ) customers and, based on information available to the Company, conducted a preliminary evaluation to determine which of those customers are likely to be affected by Year 2000 issues. The Company then surveyed those customers deemed at risk to determine their readiness with respect to Year 2000 issues, including their awareness of Year 2000 issues, plans to address such issues and progress with respect to such plans. The survey included approximately 71% of all depositors with average balances of $500,000 or greater, which is approximately 10 % of its total dollar deposit base , and approximately 53% of its borrowers of $250,000 or more, which is approximately 13% of its total dollar loan base. The responses to these surveys are due by December 31, 1998. As of the September 30, 1998, approximately 23.6% of such customers have responded to the survey and all of those customers are aware of Year 2000 issues, are in the process of updating their systems and have informed the Company that they believe they will be ready for the Year 2000 date change by the end of 1999. The Company will continue to review such responses as they are returned and will encourage customers to resolve any identified problems. To the extent a problem is identified, the Company intends to monitor the customer's progress in resolving such problem. In the event that Year 2000 noncompliance adversely affects a borrower, the Company may be required to charge-off the loan to that borrower. For a discussion of possible effects of such charge-offs, see "--Contingency Plans" below. In the event that Year 2000 noncompliance causes a depositor to withdraw funds, the Company plans to maintain additional cash on hand. The Company relies on the Federal Reserve for electronic fund transfers and check clearing and understands that the Federal Reserve expects its systems to be Year 2000 compliant by the end of 1998. With respect to its borrowers, the Company includes in its loan documents a Year 2000 disclosure form and an addendum to the loan agreement in which the borrower represents and warrants its Year 2000 compliance to the Company.

      CONTINGENCY PLANS. The Company has finalized its contingency planning with respect to the Year 2000 date change and believes that if its own systems should fail, the company could convert to a manual entry system for a period of up to six months without significant losses. The company believes that any mission critical systems could be recovered and operating within seven days. In the event that the Federal Reserve is unable to handle-electronic funds transfers and check clearing, the Company does not expect the impact to be material to its financial condition or results of operations as long as the Company is able to utilize an alternative electronic funds transfer and clearing source. As part of its contingency planning, the Company has reviewed its loan customer base and the potential impact on capital of Year 2000 noncompliance. Based upon such review, using what it considers to be a reasonable worst case scenario, the Company has assumed that certain of its commercial borrowers whose businesses are most likely to be affected by Year 2000 noncompliance would be unable to repay their loans, resulting in charge-offs of loan amounts in excess of collateral values. If such were the case, the Company believes that it is unlikely that its exposure would exceed $300,000, although there are no assurances that this amount will not be substantially higher. The Company does not believe that this amount is material enough for the Company to adjust it current methodology for making provisions to the allowance for credit losses. In addition, the Company plans to maintain additional cash on hand to met any unusual deposit withdrawal activity.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company manages market risk, primarily interest rate risk, through its Asset Liability Committee which is composed of senior officers of the Company, in accordance with policies approved by the Company's Board of Directors.

      The Company uses simulation analysis to examine the potential effects of market changes on net interest income and market value. It considers macroeconomic variables, Company strategy, liquidity and other factors as it quantifies market risk. There have been no material changes of this nature since the Prospectus filing on November 11, 1998.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDING

         Not Applicable

ITEM 2.  CHANGES IN SECURITIES

      a.     Not applicable
      b.     Not applicable
      c.     Not applicable
      d.     See Rider 24A

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         See Rider 24B

ITEM 5.  OTHER INFORMATION

          Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      a. The following exhibit is filed with this report: Exhibit 27. Financial Data Schedule
      b. No reports on Form 8-K were filed by the Company during the three months ended September 30, 1998.


SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        PROSPERITY BANCSHARES, INC.

                                        /s/ DAVID ZALMAN
                                            David Zalman
                                            Vice President/Secretary



                                        /s/ DAVID HOLLAWAY
                                            David Hollaway
                                            Chief Financial Officer

                                    Rider 24A

Use of Proceeds

      The effective date of the Registration Statement for which use of proceeds information is being disclosed herein was November 10, 1998 and the SEC file number assigned to the Registration Statement was 333-63267. The offering (the "Offering") to which the Registration Statement related commenced on November 12, 1998 and has been terminated following the sale of all securities registered. The managing underwriter for the offering was Keefe, Bruyette and Woods, Inc. The class of securities registered by the Registration Statement was the Company's Common Stock, par value $1.00 per share.

      For the account of the Company, the number of shares of Common Stock registered and sold was 1,182,517 and the aggregate offering price of such shares was $14,190,204. For the account of the selling shareholders, the number of shares of Common Stock registered and sold was 791,783 and the aggregate offering price of such shares was $9,501,396.

      In connection with the Offering, the Company incurred expenses of $993,314 for underwriter's discounts and other expenses of $356,392 resulting in total expenses of $1,349,706. No Offering expenses were paid to an affiliate of the Company.

      The net proceeds of the Offering to the Company were $13,196,890, of which the Company used $2,000,000 for repayment of indebtedness to Norwest Bank Minnesota, National Bank Minnesota, National Association and $11,196,890 for working capital.

                                    Rider 24B

On September 9, 1998, the Company held a special meeting of shareholders to consider and act upon the following items:

      1. to consider and act upon a proposal to amend the Company's Articles of Incorporation to increase the number of authorized shares of common stock to 50 million shares and to increase the number of authorized shares of preferred stock to 20 million shares, issuable in series by the Board of Directors;

      2. to consider and act upon a proposal to amend the Bylaws of the Company to provide for the classification of the Board of Directors into three classes of directors with staggered terms of office;

      3. to elect eight directors, with three directors to serve until the 2001 annual meeting of shareholders, three directors to serve until the 2000 annual meeting of shareholders and two directors to serve until the 1999 annual meeting of shareholders;

      4. to consider and act upon a proposal to amend the Bylaws of the Company to permit the Bylaws of the Company to be amended only by the Board of Directors;

      5. to consider and act upon a proposal to amend the Company's Articles of Incorporation to provide for indemnification to the fullest extent allowed by law;

      6. to consider and act upon a proposal to amend the Company's Articles of Incorporation to reclassify and amend Article Four, Section 4.3.1 which prohibits preemptive rights as Article Thirteen;

      7.  to consider and act upon a proposal to reclassify Article Four,
          Section 4.3.3 which prohibits cumulative voting as Article Fourteen;

      8. to consider and act upon a proposal to amend the Company's Articles of Incorporation to reduce from two-thirds to a majority the number of shares of common stock required to approve extraordinary corporate transactions;

      9. to consider and act upon a proposal to amend the Company's Articles of Incorporation to limit, consistent with Texas law, the liability of the Company's directors for monetary damages in certain instances;

      10. to consider and act upon a proposal to amend the Company's Articles of Incorporation to increa from 10% to 50% the percentage of the outstanding shares of the Company entitled to vote that is required to call a special meeting of Company's shareholders; and

      11. to consider and act upon a proposal to approve the Company's 1998 Stock Incentive Plan.

With respect to the election of directors, the voting was as follows:

                                                         BROKER
      NOMINEE                    FOR         WITHHELD    NON-VOTE
      -------                  -------       --------    --------
                               843,391        15,275
      J. T. Herin              843,391        15,275
      Charles Slavik           843,391        15,275
      Harrison Stafford        843,391        15,275
      Harry Bayne              843,391        15,275
      Jim Bouligny             843,391        15,275
      Robert Steelhammer       843,391        15,275
      Tracy T. Rudolph         843,391        15,275
      David Zalman             843,391        15,275

With respect to each of the other items of business listed above, the voting was as follows:

                                                                 Broker
                                For      Against     Abstain     Non-Vote
Amendment of Articles to
increase authorized stock    843,391     15,275

Amendment of Bylaws to
classify the Board of
Directors                    843,391     15,275

Amendment of Bylaws to
permit the amendment of
the Bylaws only by the
Board of Directors           843,391     15,275

Amendment of Articles to
provide for
idemnification to the
fullest extent allowed by
law                          843,391     15,275

Reclassify and amend
Article Four, Section
4.3.1 of the Articles        837,591     15,275      5,800

Reclassify Article Four,
Section 4.3.3 of the
Articles                     837,591     21,075

Amendment of Articles to
reduce the vote required
to approve extraordinary
corporate transactions       843,391     15,275

Amendment of Articles to
limit the liability of
Directors for monetary
damages in certain
instances                    842,991     15,675

Amendment of Articles to
increase the percentage
of shares required to
call a special meeting of
shareholders                 843,391     15,275

Approval of the Company's
1998 Stock Incentive Plan    842,991     15,675

There was no other business to come before the meeting.