Form 10-K
period 1998-12-31
PROSPERITY BANCSHARES INC
filed 1999-03-24
CIK 1068851

UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549

(Mark One)
                                        FORM 10-K

    [ X ]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For The Fiscal Year Ended December 31, 1998
                                            OR
    [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                   EXCHANGE ACT OF 1934

                        For the transition period from     to

                              Commission File Number 0-25051

                               PROSPERITY BANCSHARES, INC.
                  (Exact name of registrant as specified in its charter)

                TEXAS                                     74-2331986
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)


        3040 POST OAK BLVD.                                 77056
           HOUSTON, TEXAS                                 (Zip Code)
(Address of principal executive offices)


                   REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                      (713) 993-0002

             Securities registered pursuant to Section 12(b) of the Act: None

               Securities registered pursuant to Section 12(g) of the Act:

                                 Common Stock, par value
                                     $1.00 PER SHARE

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K. [ ]

      As of March 11, 1999, the number of outstanding shares of Common Stock was 5,172,825. As of such date, the aggregate market value of the shares of Common Stock held by non-affiliates, based on the closing price of the Common Stock on the Nasdaq National Market System on such date, was approximately $52,596,338.

                           DOCUMENTS INCORPORATED BY REFERENCE:

      Portions of the Company's Proxy Statement for the 1999 Annual Meeting of Shareholders (Part III, Items 10-13).

                           PROSPERITY BANCSHARES, INC.
                          1998 FORM 10-K ANNUAL REPORT
                                TABLE OF CONTENTS



PART I
  Item 1.   Business.........................................................  1
            General..........................................................  1
            Business.........................................................  2
            Recent Acquisition...............................................  3
            Competition......................................................  3
            Associates.......................................................  3
            Supervision and Regulation.......................................  3
  Item 2.   Properties.......................................................  9
  Item 3.   Legal Proceedings................................................ 10
  Item 4.   Submission of Matters to a Vote of Security Holders.............. 10

PART II
  Item 5.   Market for Registrant's Common Equity and Related
            Shareholder Matters.............................................. 10
            Description of Capital Stock..................................... 11
  Item 6.   Selected Consolidated Financial Data............................. 12
  Item 7.   Management's Discussion and Analysis of Financial Condition and
             Results of Operations........................................... 15
            Overview......................................................... 15
            Results of Operations............................................ 15
            Financial Condition...............................................19
            Year 2000 Compliance..............................................31
  Item 7A.  Quantitative and Qualitative Disclosures about Market Risk....... 32
  Item 8.   Financial Statements and Supplementary Data...................... 32
  Item 9.   Changes In and Disagreements with Accountants on Accounting and
             Financial Disclosure............................................ 33

PART III
  Item 10.  Directors and Executive Officers of the Registrant............... 34
  Item 11.  Executive Compensation........................................... 34
  Item 12.  Security Ownership of Certain Beneficial Owners and Management... 34
  Item 13.  Certain Relationships and Related Transactions................... 34

PART IV
  Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.. 34

PART I

ITEM 1. BUSINESS

GENERAL

      Prosperity Bancshares, Inc. (the "Company") was formed in 1983 as a vehicle to acquire the former Allied Bank in Edna, Texas which was chartered in 1949. The Company derives substantially all of its income from its wholly-owned bank subsidiary, First Prosperity Bank (the "Bank"), which has 12 full-service banking locations ("Banking Centers") in the greater Houston metropolitan area and six contiguous counties situated south and southwest of Houston. The Company's headquarters are located at 3040 Post Oak Boulevard in Houston, Texas and its telephone number is (713) 993-0002.

      The Company has grown through a combination of internal growth, the acquisition of community banks and the opening of new community banking offices. Utilizing a low cost of funds and employing stringent cost controls, the Company has been profitable in every full year of its existence, including the period of adverse economic conditions in Texas in the late 1980s. From 1988 to 1992, as a sound and profitable institution, the Company took advantage of this economic downturn and acquired the deposits and certain assets of failed banks in West Columbia, El Campo and Cuero, Texas and two failed banks in Houston, which diversified the Company's franchise and increased its core deposits. The Company opened a full-service Banking Center in Victoria, Texas in 1993 and the following year established a Banking Center in Bay City, Texas. The Company expanded its Bay City presence in 1996 with the acquisition of an additional branch location from Norwest Bank Texas, and in 1997, the Company acquired the Angleton, Texas branch of Wells Fargo Bank. In 1998, the Company enhanced its West Columbia Banking Center with the purchase of a commercial bank branch located in West Columbia. In addition, the Company acquired Union State Bank ("Union") in East Bernard, Texas, which had loans of $21.5 million and deposits of $66.1 million as of September 30, 1998 (the "Union Acquisition"). As a result of the addition of these acquisitions and internal growth, the Company's assets have increased from $54.2 million at the end of 1987 to $436.3 million as of December 31, 1998 and its deposits have increased from $46.0 million to $390.7 million in that same period.

      The Company's primary market consists of the communities served by its three locations in the greater Houston metropolitan area and its nine locations in six contiguous counties (Brazoria, Wharton, Matagorda, Jackson, Victoria and DeWitt) located to the south and southwest of Houston. Texas Highway 59 (scheduled to become Interstate Highway 69), which serves as one of the primary trucking routes linking the interior United States and Mexico, runs directly through the center of the Company's market area. The increased traffic along this "NAFTA Highway" has enhanced economic activity in the Company's market area and created opportunities for growth. The diverse nature of the economies in each local market served by the Company provides the Company with a varied customer base and allows the Company to spread its lending risk throughout a number of different industries including farming, ranching, petrochemicals, manufacturing, tourism, recreation and professional service firms and their principals. The Company's market areas outside of Houston are dominated by either small community banks or branches of large regional banks. Management believes that the Company, as one of the few mid-sized financial institutions that combines responsive community banking with the sophistication of a regional bank holding company, has a competitive advantage in its market area and excellent growth opportunities through acquisitions, new branch locations and additional business development.

      Operating under a community banking philosophy, the Company seeks to develop broad customer relationships based on service and convenience while maintaining its conservative approach to lending and strong asset quality. The Company's directors and officers are important to the Company's success and play a key role in the Company's business development efforts by actively participating in a number of civic and public service activities in the communities served by the Company, such as the Rotary Club, Lion's Club, United Way and Chamber of Commerce. In addition, the Company's Banking Centers in Bay City, Clear Lake, Cuero, Edna and Victoria maintain Community Development Boards, whose function is to solicit new business, develop customer relations and provide valuable community knowledge to their respective Banking Center Presidents.

      The Company has invested heavily in its officers and associates by recruiting talented officers in its market areas and providing them with economic incentive in the form of stock options and bonuses based on cross-selling performance. The senior management team has substantial experience in both the Houston markets and the surrounding communities in which the Company has a presence. Each Banking Center location is administered by a local President with knowledge of the community and banking skills which complement the local economy. The Company entrusts its Banking Center Presidents with authority and flexibility with respect to product pricing and decision making within general parameters established by the Company. The Company operates each Banking Center as a separate profit center, maintaining separate data with respect to each Banking Center's net interest income, efficiency ratio, deposit growth, loan growth and overall profitability. Banking Center Presidents are accountable for performance in these areas and compensated accordingly. Each Banking Center has its own local telephone number, which enables a customer to be served by a local banker.

BUSINESS

      The Company offers a variety of traditional loan and deposit products to its customers, which consist primarily of consumers and small and medium-sized businesses. The Company tailors its products to the specific needs of customers in a given market. The Company maintains approximately 29,000 separate deposit accounts and 5,500 separate loan accounts. At December 31, 1998, approximately 21.8% of the Company's total deposits were noninterest-bearing demand deposits and for the period ended December 31, 1998, the Company's average cost of funds was 3.11%.

      The Company has been an active mortgage lender, with one-to-four family and commercial mortgage loans comprising 64.8% of the Company's total loans as of December 31, 1998. The Company also offers loans for automobiles and other consumer durables, home equity loans, debit cards, personal computer banking and other cash management services and telebanking. By offering certificates of deposit, NOW accounts, savings accounts and overdraft protection at competitive rates, the Company gives its depositors a full range of traditional deposit products. The Company has successfully introduced Banclub, which for a monthly fee provides consumers with a package of benefits including unlimited free checking, personalized checks, credit card protection, free travelers checks, cashier's checks, money orders and certain travel discounts.

      The businesses targeted by the Company are primarily those that require loans in the $100,000 to $3.0 million range. The Company offers these businesses a broad array of loan products including term loans, lines of credit and loans for working capital, business expansion and the purchase of equipment and machinery, interim construction loans for builders and owner-occupied commercial real estate loans. For its business customers, the Company has developed a specialized checking product called Business 10 Checking which provides discounted fees for checking and normal account analysis.

      The Company's main objective is to increase deposits and loans through additional expansion opportunities while maintaining efficiency and individualized customer service and maximizing profitability. To achieve this objective, the Company has employed the following strategic goals:

      INCREASE LOAN VOLUME AND DIVERSIFY LOAN PORTFOLIO. The Company seeks to increase its ratio of loans to deposits from the December 31, 1998 level of 43.6% to approximately 65%. Given the Company's high level of low-cost core deposits, increased lending activity is expected to significantly enhance the Company's net income. Historically, the Company has elected to sacrifice some earnings for the relative security of home mortgage loans. While maintaining its conservative approach to lending, the Company plans to emphasize both new and existing loan products. Among new loan products, the Company has successfully introduced home equity lending, which contributed $8.1 million in new loans during 1998. The Company has also increased its number of loans to finance the construction of commercial owner-occupied real estate and loans to commercial businesses for accounts receivable financing and other purposes. With the Union Acquisition, the Company's agricultural loans increased from $6.4 million to $14.1 million during 1998. The Company is also targeting professional service firms such as legal and medical practices for both loans secured by owner-occupied premises and personal loans to their principals. As an outgrowth of its traditional mortgage lending activity, the Company is making more jumbo mortgage loans, particularly in the Houston area.

      MAINTAIN EFFICIENCY RATIO. The Company has always emphasized cost control. The Company has invested significantly in the infrastructure required to centralize many of its critical operations, such as data processing and loan application processing. For its Banking Centers, which the Company operates as independent profit centers, the Company supplies complete support in the areas of loan review, internal audit, compliance and training. The Company maintains a Products Committee which provides support in the areas of product development, marketing and pricing. Management believes that this centralized infrastructure can accommodate substantial additional growth while enabling the Company to minimize operational costs through certain economies of scale. Since 1993, the Company has acquired three branch locations and established two new offices while improving its efficiency ratio in each consecutive year.

      ENHANCE CROSS-SELLING. The Company recognizes that its customer base provides significant opportunities to cross-sell various products and has increased its focus on cross-selling opportunities by training associates to identify and maximize cross-selling opportunities. The Company uses bonuses to encourage cross-selling efforts, and fosters friendly competition among the Banking Centers to achieve better cross-selling results. To assist with cross-selling efforts the Company has updated its technology to help officers and associates identify cross-selling opportunities through a readily accessible Customer Information File which details personal information, existing account relationships and related account relationships. Using this data, the Company's officers and associates inform customers of additional products when customers visit or call the various Banking Centers or use their drive-in facilities. In addition, the Company includes product information in monthly statements and other mailouts. The products most frequently targeted for cross-selling include auto loans, mortgage loans, home equity loans, checking accounts, savings accounts, certificates of deposit, Individual Retirement Accounts, direct deposit accounts, personal computer banking and safe deposit boxes.

      AUGMENT MARKET SHARE. In recent years, the Company has grown in each of the communities in which it maintains a Banking Center. The Company intends to continue seeking opportunities, both inside and outside its existing markets, to expand either by acquiring existing banks or branches of banks or by establishing new branches. All of the Company's acquisitions have been accretive to earnings immediately and have supplied the Company with relatively low-cost deposits which have been used to fund the Company's lending activities. Factors used by the Company to evaluate expansion opportunities include the similarity in management and operating philosophies, whether the acquisition will be accretive to earnings and enhance shareholder value, the ability to achieve economies of scale to improve the efficiency ratio and the opportunity to enhance the Company's image and market presence.

RECENT ACQUISITION

      The Company's Board of Directors actively pursues an acquisition strategy designed to increase efficiency, market share and return to shareholders. As part of this strategy, the Company acquired Union, a Texas banking association organized in 1907, pursuant to a statutory merger. Union was a single location community bank whose business includes conventional consumer and commercial products and services, including interest and noninterest-bearing depository accounts and commercial, industrial, consumer, agricultural and real estate lending. As of September 30, 1998, Union had loans of $21.5 million and total deposits of $66.1 million. Union was the only full-service commercial bank in East Bernard and has a stable customer base.

      The Union acquisition provided the Company with a presence in East Bernard, a community of 1,500 located in northern Wharton County. The acquisition increased the Company's market share in Wharton County, where the Company's El Campo Banking Center is located. Union had a lending philosophy which is similar to that employed by the Company. The Company's significantly higher lending limit is expected to create lending opportunities in the market that Union was unable to take advantage of prior to the acquisition. Similar to its previous acquisitions, management believes that the Union acquisition will enable the Company to achieve certain economies of scale and resultant savings from the operation of Union as an additional Banking Center.

      Upon consummation of the Union acquisition, holders of shares of Union common stock received $17.6 million in cash as consideration in exchange for their shares. The source of the Company's funds for the acquisition was a combination of existing cash ($15.6 million) and borrowed funds ($2.0 million). The Union acquisition was accounted for as a purchase transaction. At the closing of the Union acquisition, two executive officers of Union entered into three year employment agreements with the Company which contain two-year noncompetition clauses.

COMPETITION

      The banking business is highly competitive, and the profitability of the Company depends principally on the Company's ability to compete in its market areas. The Company competes with other commercial banks, savings banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, asset-based nonbank lenders and certain other nonfinancial entities, including retail stores which may maintain their own credit programs and certain governmental organizations which may offer more favorable financing than the Company. The Company has been able to compete effectively with other financial institutions by emphasizing customer service, technology and responsive decision-making on loans; by establishing long-term customer relationships and building customer loyalty; and by providing products and services designed to address the specific needs of its customers. Competition from both financial and nonfinancial institutions is expected to continue.

ASSOCIATES

      As of December 31, 1998, the Company and its wholly-owned subsidiary First Prosperity Bank (the "Bank") had 138 full-time equivalent associates, 63 of whom were officers of the Bank. The Company provides medical and hospitalization insurance to its full-time associates. The Company considers its relations with associates to be excellent. Neither the Company nor the Bank is a party to any collective bargaining agreement.

 SUPERVISION AND REGULATION

      The supervision and regulation of bank holding companies and their subsidiaries is intended primarily for the protection of depositors, the deposit insurance funds of the Federal Deposit Insurance Corporation ("FDIC") and the banking system as a whole, and not for the protection of the bank holding company shareholders or creditors. The banking agencies have broad enforcement power over bank holding companies and banks including the power to impose substantial fines and other penalties for violations of laws and regulations.

      The following description summarizes some of the laws to which the Company and the Bank are subject. References herein to applicable statutes and regulations are brief summaries thereof, do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations. The Company believes that it is in compliance in all material respects with these laws and regulations.

THE COMPANY

      The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended ("BHCA"), and it is subject to supervision, regulation and examination by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). The BHCA and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

      REGULATORY RESTRICTIONS ON DIVIDENDS; SOURCE OF STRENGTH. It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization's expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company's ability to serve as a source of strength to its banking subsidiaries.

      Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial strength to each of its banking subsidiaries and commit resources to their support. Such support may be required at times when, absent this Federal Reserve Board policy, a holding company may not be inclined to provide it. As discussed below, a bank holding company in certain circumstances could be required to guarantee the capital plan of an undercapitalized banking subsidiary.

      In the event of a bank holding company's bankruptcy under Chapter 11 of the U.S. Bankruptcy Code, the trustee will be deemed to have assumed and is required to cure immediately any deficit under any commitment by the debtor holding company to any of the federal banking agencies to maintain the capital of an insured depository institution, and any claim for breach of such obligation will generally have priority over most other unsecured claims.

      ACTIVITIES "CLOSELY RELATED" TO BANKING. The BHCA prohibits a bank holding company, with certain limited exceptions, from acquiring direct or indirect ownership or control of any voting shares of any company which is not a bank or from engaging in any activities other than those of banking, managing or controlling banks and certain other subsidiaries, or furnishing services to or performing services for its subsidiaries. One principal exception to these prohibitions allows the acquisition of interests in companies whose activities are found by the Federal Reserve Board, by order or regulation, to be so closely related to banking or managing or controlling banks, as to be a proper incident thereto. Some of the activities that have been determined by regulation to be closely related to banking are making or servicing loans, performing certain data processing services, acting as an investment or financial advisor to certain investment trusts and investment companies, and providing securities brokerage services. Other activities approved by the Federal Reserve Board include consumer financial counseling, tax planning and tax preparation, futures and options advisory services, check guaranty services, collection agency and credit bureau services, and personal property appraisals. In approving acquisitions by bank holding companies of companies engaged in banking-related activities, the Federal Reserve Board considers a number of factors, and weighs the expected benefits to the public (such as greater convenience and increased competition or gains in efficiency) against the risks of possible adverse effects (such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices). The Federal Reserve Board is also empowered to differentiate between activities commenced de novo and activities commenced through acquisition of a going concern.

      SECURITIES ACTIVITIES. The Federal Reserve Board has approved applications by bank holding companies to engage, through nonbank subsidiaries, in certain securities-related activities (underwriting of municipal revenue bonds, commercial paper, consumer receivable-related securities and one-to-four family mortgage-backed securities), provided that the affiliates would not be "principally engaged" in such activities for purposes of Section 20 of the Glass-Steagall Act. In limited situations, holding companies may be able to use such subsidiaries to underwrite and deal in corporate debt and equity securities.

      SAFE AND SOUND BANKING PRACTICES. Bank holding companies are not permitted to engage in unsafe and unsound banking practices. The Federal Reserve Board's Regulation Y, for example, generally requires a holding company to give the Federal Reserve Board prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases or redemptions in the preceding year, is equal to 10% or more of the company's consolidated net worth. The Federal Reserve Board may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. Depending upon the circumstances, the Federal Reserve Board could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

      The Federal Reserve Board has broad authority to prohibit activities of bank holding companies and their nonbanking subsidiaries which represent unsafe and unsound banking practices or which constitute violations of laws or regulations, and can assess civil money penalties for certain activities conducted on a knowing and reckless basis, if those activities caused a substantial loss to a depository institution. The penalties can be as high as $1.0 million for each day the activity continues.

      ANTI-TYING RESTRICTIONS. Bank holding companies and their affiliates are prohibited from tying the provision of certain services, such as extensions of credit, to other services offered by a holding company or its affiliates.

      CAPITAL ADEQUACY REQUIREMENTS. The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a "risk-weighted" asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 1998, the Company's ratio of Tier 1 capital to total risk-weighted assets was 18.02% and its ratio of total capital to total risk-weighted assets was 19.08%. SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - FINANCIAL CONDITION - CAPITAL RESOURCES."

      In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company's Tier 1 capital divided by its average total consolidated assets. Certain highly rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies may be required to maintain a leverage ratio of up to 200 basis points above the regulatory minimum. As of December 31, 1998, the Company's leverage ratio was 7.58%.

      The federal banking agencies' risk-based and leverage ratios are minimum supervisory ratios generally applicable to banking organizations that meet certain specified criteria, assuming that they have the highest regulatory rating. Banking organizations not meeting these criteria are expected to operate with capital positions well above the minimum ratios. The federal bank regulatory agencies may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant. Federal Reserve Board guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

      IMPOSITION OF LIABILITY FOR UNDERCAPITALIZED SUBSIDIARIES. Bank regulators are required to take "prompt corrective action" to resolve problems associated with insured depository institutions whose capital declines below certain levels. In the event an institution becomes "undercapitalized," it must submit a capital restoration plan. The capital restoration plan will not be accepted by the regulators unless each company having control of the undercapitalized institution guarantees the subsidiary's compliance with the capital restoration plan up to a certain specified amount. Any such guarantee from a depository institution's holding company is entitled to a priority of payment in bankruptcy.

      The aggregate liability of the holding company of an undercapitalized bank is limited to the lesser of 5% of the institution's assets at the time it became undercapitalized or the amount necessary to cause the institution to be "adequately capitalized." The bank regulators have greater power in situations where an institution becomes "significantly" or "critically" undercapitalized or fails to submit a capital restoration plan. For example, a bank holding company controlling such an institution can be required to obtain prior Federal Reserve Board approval of proposed dividends, or might be required to consent to a consolidation or to divest the troubled institution or other affiliates.

      ACQUISITIONS BY BANK HOLDING COMPANIES. The BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve Board before it may acquire all or substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. In approving bank acquisitions by bank holding companies, the Federal Reserve Board is required to consider the financial and managerial resources and future prospects of the bank holding company and the banks concerned, the convenience and needs of the communities to be served, and various competitive factors.

      CONTROL ACQUISITIONS. The Change in Bank Control Act prohibits a person or group of persons from acquiring "control" of a bank holding company unless the Federal Reserve Board has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve Board, the acquisition of 10% of more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, such as the Company, would, under the circumstances set forth in the presumption, constitute acquisition of control of the Company.

      In addition, any entity is required to obtain the approval of the Federal Reserve Board under the BHCA before acquiring 25% (5% in the case of an acquiror that is a bank holding company) or more of the outstanding Common Stock of the Company, or otherwise obtaining control or a "controlling influence" over the Company.

THE BANK

      The Bank is a Texas-chartered banking association, the deposits of which are insured by the Bank Insurance Fund ("BIF"). The Bank is not a member of the Federal Reserve System; therefore, the Bank is subject to supervision and regulation by the FDIC and the Texas Banking Department. Such supervision and regulation subject the Bank to special restrictions, requirements, potential enforcement actions and periodic examination by the FDIC and the Texas Banking Department. Because the Federal Reserve Board regulates the bank holding company parent of the Bank, the Federal Reserve Board also has supervisory authority which directly affects the Bank.

      EQUIVALENCE TO NATIONAL BANK POWERS. The Texas Constitution, as amended in 1986, provides that a Texas-chartered bank has the same rights and privileges that are or may be granted to national banks domiciled in Texas. To the extent that the Texas laws and regulations may have allowed state-chartered banks to engage in a broader range of activities than national banks, the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") has operated to limit this authority. FDICIA provides that no state bank or subsidiary thereof may engage as principal in any activity not permitted for national banks, unless the institution complies with applicable capital requirements and the FDIC determines that the activity poses no significant risk to the insurance fund. In general, statutory restrictions on the activities of banks are aimed at protecting the safety and soundness of depository institutions.

      BRANCHING. Texas law provides that a Texas-chartered bank can establish a branch anywhere in Texas provided that the branch is approved in advance by the Texas Banking Department. The branch must also be approved by the FDIC, which considers a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of the community and consistency with corporate powers.

      RESTRICTIONS ON TRANSACTIONS WITH AFFILIATES AND INSIDERS. Transactions between the Bank and its nonbanking subsidiaries, including the Company, are subject to Section 23A of the Federal Reserve Act. In general, Section 23A imposes limits on the amount of such transactions, and also requires certain levels of collateral for loans to affiliated parties. It also limits the amount of advances to third parties which are collateralized by the securities or obligations of the Company or its subsidiaries.

      Affiliate transactions are also subject to Section 23B of the Federal Reserve Act which generally requires that certain transactions between the Bank and its affiliates be on terms substantially the same, or at least as favorable to the Bank, as those prevailing at the time for comparable transactions with or involving other nonaffiliated persons.

      The restrictions on loans to directors, executive officers, principal shareholders and their related interests (collectively referred to herein as "insiders") contained in the Federal Reserve Act and Regulation O apply to all insured institutions and their subsidiaries and holding companies. These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made. There is also an aggregate limitation on all loans to insiders and their related interests. These loans cannot exceed the institution's total unimpaired capital and surplus, and the FDIC may determine that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions.

      RESTRICTIONS ON DISTRIBUTION OF SUBSIDIARY BANK DIVIDENDS AND ASSETS. Dividends paid by the Bank have provided a substantial part of the Company's operating funds and for the foreseeable future it is anticipated that dividends paid by the Bank to the Company will continue to be the Company's principal source of operating funds. Capital adequacy requirements serve to limit the amount of dividends that may be paid by the Bank. Under federal law, the Bank cannot pay a dividend if, after paying the dividend, the Bank will be "undercapitalized." The FDIC may declare a dividend payment to be unsafe and unsound even though the Bank would continue to meet its capital requirements after the dividend.

      Because the Company is a legal entity separate and distinct from its subsidiaries, its right to participate in the distribution of assets of any subsidiary upon the subsidiary's liquidation or reorganization will be subject to the prior claims of the subsidiary's creditors. In the event of a liquidation or other resolution of an insured depository institution, the claims of depositors and other general or subordinated creditors are entitled to a priority of payment over the claims of holders of any obligation of the institution to its shareholders, including any depository institution holding company (such as the Company) or any shareholder or creditor thereof.

      EXAMINATIONS. The FDIC periodically examines and evaluates insured banks. Based on such an evaluation, the FDIC may revalue the assets of the institution and require that it establish specific reserves to compensate for the difference between the FDIC-determined value and the book value of such assets. The Texas Banking Department also conducts examinations of state banks but may accept the results of a federal examination in lieu of conducting an independent examination.

      AUDIT REPORTS. Insured institutions with total assets of $500 million or more must submit annual audit reports prepared by independent auditors to federal and state regulators. In some instances, the audit report of the institution's holding company can be used to satisfy this requirement. Auditors must receive examination reports, supervisory agreements and reports of enforcement actions. In addition, financial statements prepared in accordance with generally accepted accounting principles, management's certifications concerning responsibility for the financial statements, internal controls and compliance with legal requirements designated by the FDIC, and an attestation by the auditor regarding the statements of management relating to the internal controls must be submitted. For institutions with total assets of more than $3 billion, independent auditors may be required to review quarterly financial statements. FDICIA requires that independent audit committees be formed, consisting of outside directors only. The committees of such institutions must include members with experience in banking or financial management, must have access to outside counsel, and must not include representatives of large customers.

      CAPITAL ADEQUACY REQUIREMENTS. The FDIC has adopted regulations establishing minimum requirements for the capital adequacy of insured institutions. The FDIC may establish higher minimum requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk.

      The FDIC's risk-based capital guidelines generally require state banks to have a minimum ratio of Tier 1 capital to total risk-weighted assets of 4.0% and a ratio of total capital to total risk-weighted assets of 8.0%. The capital categories have the same definitions for the Bank as for the Company. As of December 31, 1998, the Bank's ratio of Tier 1 capital to total risk-weighted assets was 11.87% and its ratio of total capital to total risk-weighted assets was 12.93%. SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATION OF THE COMPANY - FINANCIAL CONDITION CAPITAL RESOURCES."

      The FDIC's leverage guidelines require state banks to maintain Tier 1 capital of no less than 5.0% of average total assets, except in the case of certain highly rated banks for which the requirement is 3.0% of average total assets. The Texas Banking Department has issued a policy which generally requires state chartered banks to maintain a leverage ratio (defined in accordance with federal capital guidelines) of 6% . As of December 31, 1998, the Bank's ratio of Tier 1 capital to average total assets (leverage ratio) was 4.99%. SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATION OF THE COMPANY - FINANCIAL CONDITION - CAPITAL RESOURCES."

      CORRECTIVE MEASURES FOR CAPITAL DEFICIENCIES. The federal banking regulators are required to take "prompt corrective action" with respect to capital-deficient institutions. Agency regulations define, for each capital category, the levels at which institutions are "well capitalized," "adequately capitalized," "under capitalized," "significantly under capitalized" and "critically under capitalized." A "well capitalized" bank has a total risk-based capital ratio of 10.0% or higher; a Tier 1 risk-based capital ratio of 6.0% or higher; a leverage ratio of 5.0% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. An "adequately capitalized" bank has a total risk-based capital ratio of 8.0% or higher; a Tier 1 risk-based capital ratio of 4.0% or higher; a leverage ratio of 4.0% or higher (3.0% or higher if the bank was rated a composite 1 in its most recent examination report and is not experiencing significant growth); and does not meet the criteria for a well capitalized bank. A bank is "under capitalized" if it fails to meet any one of the ratios required to be adequately capitalized. The Bank is classified as "well capitalized" for purposes of the FDIC's prompt corrective action regulations.

      In addition to requiring undercapitalized institutions to submit a capital restoration plan, agency regulations contain broad restrictions on certain activities of undercapitalized institutions including asset growth, acquisitions, branch establishment and expansion into new lines of business. With certain exceptions, an insured depository institution is prohibited from making capital distributions, including dividends, and is prohibited from paying management fees to control persons if the institution would be undercapitalized after any such distribution or payment.

      As an institution's capital decreases, the FDIC's enforcement powers become more severe. A significantly undercapitalized institution is subject to mandated capital raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management and other restrictions. The FDIC has only very limited discretion in dealing with a critically undercapitalized institution and is virtually required to appoint a receiver or conservator.

      Banks with risk-based capital and leverage ratios below the required minimums may also be subject to certain administrative actions, including the termination of deposit insurance upon notice and hearing, or a temporary suspension of insurance without a hearing in the event the institution has no tangible capital.

      DEPOSIT INSURANCE ASSESSMENTS. The Bank must pay assessments to the FDIC for federal deposit insurance protection. The FDIC has adopted a risk-based assessment system as required by FDICIA. Under this system, FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. Institutions assigned to higher risk classifications (that is, institutions that pose a greater risk of loss to their respective deposit insurance funds) pay assessments at higher rates than institutions that pose a lower risk. An institution's risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. In addition, the FDIC can impose special assessments in certain instances. The current range of BIF assessments is between 0% and 0.27% of deposits.

      The FDIC established a process for raising or lowering all rates for insured institutions semi-annually if conditions warrant a change. Under this system, the FDIC has the flexibility to adjust the assessment rate schedule twice a year without seeking prior public comment, but only within a range of five cents per $100 above or below the premium schedule adopted. Changes in the rate schedule outside the five cent range above or below the current schedule can be made by the FDIC only after a full rulemaking with opportunity for public comment.

      On September 30, 1996, President Clinton signed into law an act that contained a comprehensive approach to recapitalizing the Savings Association Insurance Fund ("SAIF") and to assure the payment of the Financing Corporation's ("FICO") bond obligations. Under this new act, banks insured under the BIF are required to pay a portion of the interest due on bonds that were issued by FICO to help shore up the ailing Federal Savings and Loan Insurance Corporation in 1987. The BIF rate must equal one-fifth of the SAIF rate through year-end 1999, or until the insurance funds are merged, whichever occurs first. Thereafter BIF and SAIF payers will be assessed pro rata for the FICO bond obligations. With regard to the assessment for the FICO obligation, the current BIF rate is .0126% of deposits and the SAIF rate is .0630% of deposits.

      ENFORCEMENT POWERS. The FDIC and the other federal banking agencies have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties and appoint a conservator or receiver. Failure to comply with applicable laws, regulations and supervisory agreements could subject the Company or its banking subsidiaries, as well as officers, directors and other institution-affiliated parties of these organizations, to administrative sanctions and potentially substantial civil money penalties. The appropriate federal banking agency may appoint the FDIC as conservator or receiver for a banking institution (or the FDIC may appoint itself, under certain circumstances) if any one or more of a number of circumstances exist, including, without limitation, the fact that the banking institution is undercapitalized and has no reasonable prospect of becoming adequately capitalized; fails to become adequately capitalized when required to do so; fails to submit a timely and acceptable capital restoration plan; or materially fails to implement an accepted capital restoration plan. The Texas Banking Department also has broad enforcement powers over the Bank, including the power to impose orders, remove officers and directors, impose fines and appoint supervisors and conservators.

      BROKERED DEPOSIT RESTRICTIONS. Adequately capitalized institutions cannot accept, renew or roll over brokered deposits except with a waiver from the FDIC, and are subject to restrictions on the interest rates that can be paid on such deposits. Undercapitalized institutions may not accept, renew, or roll over brokered deposits.

      CROSS-GUARANTEE PROVISIONS. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") contains a "cross-guarantee" provision which generally makes commonly controlled insured depository institutions liable to the FDIC for any losses incurred in connection with the failure of a commonly controlled depository institution.

      COMMUNITY REINVESTMENT ACT. The Community Reinvestment Act of 1977 ("CRA") and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks. These regulations also provide for regulatory assessment of a bank's record in meeting the needs of its service area when considering applications to establish branches, merger applications and applications to acquire the assets and assume the liabilities of another bank. FIRREA requires federal banking agencies to make public a rating of a bank's performance under the CRA. In the case of a bank holding company, the CRA performance record of the banks involved in the transaction are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction.

      CONSUMER LAWS AND REGULATIONS. In addition to the laws and regulations discussed herein, the Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth herein is not exhaustive, these laws and regulations include the Truth in Lending Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, and the Fair Housing Act, among others. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. The Bank must comply with the applicable provisions of these consumer protection laws and regulations as part of their ongoing customer relations.

INSTABILITY AND REGULATORY STRUCTURE

      Various legislation, including proposals to overhaul the bank regulatory system, expand the powers of banking institutions and bank holding companies and limit the investments that a depository institution may make with insured funds, is from time to time introduced in Congress. Such legislation may change banking statutes and the operating environment of the Company and its banking subsidiaries in substantial and unpredictable ways. The Company cannot determine the ultimate effect that potential legislation, if enacted, or implementing regulations with respect thereto, would have upon the financial condition or results of operations of the Company or its subsidiaries.

EXPANDING ENFORCEMENT AUTHORITY

      One of the major additional burdens imposed on the banking industry by FDICIA is the increased ability of banking regulators to monitor the activities of banks and their holding companies. In addition, the Federal Reserve Board and FDIC are possessed of extensive authority to police unsafe or unsound practices and violations of applicable laws and regulations by depository institutions and their holding companies. For example, the FDIC may terminate the deposit insurance of any institution which it determines has engaged in an unsafe or unsound practice. The agencies can also assess civil money penalties, issue cease and desist or removal orders, seek injunctions, and publicly disclose such actions. FDICIA, FIRREA and other laws have expanded the agencies' authority in recent years, and the agencies have not yet fully tested the limits of their powers.

EFFECT ON ECONOMIC ENVIRONMENT

      The policies of regulatory authorities, including the monetary policy of the Federal Reserve Board, have a significant effect on the operating results of bank holding companies and their subsidiaries. Among the means available to the Federal Reserve Board to affect the money supply are open market operations in U.S. government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid for deposits.

      Federal Reserve Board monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The nature of future monetary policies and the effect of such policies on the business and earnings of the Company and its subsidiaries cannot be predicted.

ITEM 2.  PROPERTIES

      The Company conducts business at 12 full-service banking locations. The following table sets forth specific information on each such location. The Company's headquarters are located at 3040 Post Oak Blvd. located in Houston, Texas. The Company owns all of the buildings in which its Banking Centers are located other than the Post Oak, Meyerland and Victoria Banking Centers.

LOCATION                   ADDRESS                 DEPOSITS AT DECEMBER 31, 1998
--------                   -------                 -----------------------------
                                                      (Dollars in thousands)

Angleton                   116 South Velasco                    $28,403
                           Angleton, TX  77516

Bay City-North             1600 Seventh St                      $14,194
                           Bay City, TX  77404

Bay City-South             3700 Avenue F                        $29,914
                           Bay City, TX  77404

Clear Lake                 100 West Medical Center Blvd         $32,509
                           Webster, TX  77598

Cuero                      106 North Esplanade                  $25,144
                           Cuero, TX  77954

East Bernard               700 Church St                        $70,656
                           East Bernard,  TX  77435

Edna                       102 North Wells                      $35,969
                           Edna, TX  77962

El Campo                   1301 N Mechanic                      $45,126
                           El Campo, TX  77437

Meyerland                  8801 West Loop South                 $21,670
                           Houston, TX  77252

Post Oak                   3040 Post Oak Blvd. Suite 150        $28,086
                           Houston, TX  77056

Victoria                   2702 North Navarro                   $14,400
                           Victoria, TX  77903

West Columbia              510 East Brazos                      $41,167
                           West Columbia, TX  77486

ITEM 3.  LEGAL PROCEEDINGS

      Neither the Company nor the Bank is currently a party to any material legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of security holders during the fourth quarter of 1998.

PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

      In November 1998, the Company's registration statement ("Registration Statement") previously filed with the Securities and Exchange Commission ("SEC") was declared effective pursuant to which 1,974,300 shares of the Company's common stock ("Common Stock") were sold to the public. Prior to this offering, the Company's Common Stock was privately held and not listed on any public exchange or actively traded. The Common Stock began trading on November 12, 1998 and is listed on the Nasdaq National Market System ("Nasdaq NMS") under the symbol "PRSP". The Company had a total of 5,172,825 shares outstanding at December 31, 1998. As of March 11, 1999, there were 234 shareholders of record. The number of beneficial owners is unknown to the Company at this time.

      Prior to trading on the Nasdaq NMS, there was no established trading market for the Common Stock, however, since the Common Stock began trading on the Nasdaq NMS, the high and low Common Stock prices by quarter were as follows:


     1998                               HIGH                 LOW
     ----                              -------             ------
     Fourth Quarter (since November    $12.625             $12.00
     12, 1998)

      Holders of Common Stock are entitled to receive dividends when, as and if declared by the Company's Board of Directors out of funds legally available therefor. While the Company has declared dividends on its Common Stock since 1994, and paid quarterly dividends aggregating $0.20 per share in 1998, there is no assurance that the Company will continue to pay dividends in the future.

      The principal source of cash revenues to the Company is dividends paid by the Bank with respect to the Bank's capital stock. There are certain restrictions on the payment of such dividends imposed by federal and state banking laws, regulations and authorities. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND "BUSINESS - SUPERVISION AND REGULATION - THE BANK".

The cash dividends paid per share (adjusted for a four for one stock split effective September 10, 1998) by quarter were as follows:

                                           1998               1997
                                          ------             ------
          Fourth quarter...............   $ 0.05             $0.05

          Third quarter................     0.05              0.05

          Second quarter...............     0.05              0.05

          First quarter................     0.05              0.025

DESCRIPTION OF CAPITAL STOCK

      The authorized capital stock of the Company consists of (i) 50,000,000 shares of Common Stock, $1.00 par value per share, of which 5,172,825 shares were issued and outstanding as of December 31, 1998 and (ii) 20,000,000 shares of preferred stock, $1.00 par value per share ("Preferred Stock"), none of which were issued or outstanding as of December 31, 1998.

      The following discussion of the terms and provisions of the Company's capital stock is qualified in its entirety by reference to the Company's Articles of Incorporation and Bylaws, copies of which have been filed as exhibits to this Annual Report on Form 10-K:

      COMMON STOCK: The holders of the Common Stock are entitled to one vote for each share of Common Stock owned, except as expressly provided by law, and all voting power is in the Common Stock. Holders of Common Stock may not cumulate their votes for the election of directors. Holders of Common Stock do not have preemptive rights to acquire any additional, unissued or treasury shares of the Company, or securities of the Company convertible into or carrying a right to subscribe for or acquire shares of the Company.

      Holders of Common Stock will be entitled to receive dividends out of funds legally available therefor, if and when properly declared by the Board of Directors. However, the Board of Directors may not declare or pay cash dividends on Common Stock, and no Common Stock may be purchased by the Company, unless full dividends have been declared and paid on any outstanding Preferred Stock for the current dividend period and, with respect to any outstanding cumulative Preferred Stock, all past dividend periods. As of December 31, 1998, there was no Preferred Stock issued or outstanding.

            Upon the liquidation of the Company, the holders of Common Stock are entitled to share pro rata in any distribution of the assets of the Company, after the holders of shares of Preferred Stock have received the liquidation preference of their shares plus any cumulated but unpaid dividends (whether or not earned or declared), if any, and after all other indebtedness of the Company has been retired.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

      The following selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto, appearing elsewhere in this Annual Report on Form 10-K, and the information contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Consolidated Balance Sheets as of December 31, 1998 and 1997 and the Consolidated Statements of Income for each of the years in the three-year period ended December 31, 1998 and the report thereon of Deloitte & Touche LLP are included elsewhere in this document.

                                                                 AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                               ----------------------------------------------------------------------------
                                                 1998             1997              1996             1995             1994
                                               --------         --------         --------         --------         --------
                                                               (Dollars in thousands, except per share data)
INCOME STATEMENT DATA:
Interest income ..........................     $ 23,422         $ 19,970         $ 16,841         $ 14,738         $ 12,644
Interest expense .........................       10,128            9,060            7,923            6,904            5,363
                                               --------         --------         --------         --------         --------
  Net interest income ....................       13,294           10,910            8,918            7,834            7,281
Provision for credit losses ..............          239              190              230              175              188
                                               --------         --------         --------         --------         --------
  Net interest income after provision
   for credit losses .....................       13,055           10,720            8,688            7,659            7,093
Noninterest income .......................        2,492            2,264            1,897            1,489            1,500
Noninterest expense ......................        9,058            7,836            6,634            6,046            6,021
                                               --------         --------         --------         --------         --------
  Income before taxes ....................        6,489            5,148            3,951            3,102            2,572
Provision for income taxes ...............        2,029            1,586            1,240              781              609
                                               --------         --------         --------         --------         --------
Net income ...............................     $  4,460         $  3,562         $  2,711         $  2,321         $  1,963
                                               ========         ========         ========         ========         ========

PER SHARE DATA(1):
Basic earnings per share .................     $   1.08         $   0.94         $   0.77         $   0.66         $   0.56
Diluted earnings per share ...............         1.04             0.92             0.76             0.66             0.56
Book value ...............................         8.01             6.22             5.36             4.68             3.81
Tangible book value(2) ...................         6.14             4.81             4.21             3.95             3.02
Cash dividends declared ..................         0.20             0.15             0.10             0.10             0.07
Dividend payout ratio ....................        19.23%           15.96%           12.97%           15.14%           13.42%

Weighted average shares outstanding
  (basic) (in thousands) .................        4,116            3,778            3,513            3,514            3,514
Weighted average shares outstanding
  (diluted) (in thousands) ...............        4,309            3,864            3,560            3,523            3,514
Shares outstanding at end of period
  (in thousands) .........................        5,173            3,990            3,510            3,514            3,514

BALANCE SHEET DATA:
Total assets .............................     $436,312         $320,143         $293,988         $233,492         $224,022
Securities ...............................      227,744          167,868          147,564          117,505          121,912
Loans ....................................      170,478          120,578          113,382           88,797           76,543
Allowance for credit losses ..............        1,850            1,016              923              753              588
Total deposits ...........................      390,659          291,516          270,866          214,534          207,543
Borrowings and notes payable .............        2,437            2,800            3,267            1,517            2,275
Total shareholders' equity ...............       41,435           24,818           18,833           16,458           13,374

AVERAGE BALANCE SHEET DATA:
Total assets .............................     $354,851         $304,086         $257,205         $224,701         $214,318
Securities ...............................      178,416          157,677          127,607          119,857          125,585
Loans ....................................      143,196          117,586          104,534           81,631           69,200
Allowance for credit losses ..............        1,271              961              820              669              686
Total deposits ...........................      323,045          278,377          236,334          207,321          197,711
Total shareholders' equity ...............       27,933           21,821           17,646           14,916           13,109

                                                  (TABLE CONTINUED ON NEXT PAGE)

                                                                              AS OF AND FOR THE YEARS ENDED DECEMBER 31,
                                                                --------------------------------------------------------------------
                                                                  1998            1997          1996           1995            1994
                                                                --------        --------      --------       --------       --------
                                                                            (Dollars in thousands, except per share data)
PERFORMANCE RATIOS:
Return on average assets ................................          1.26%          1.17%          1.05%          1.03%          0.92%
Return on average equity ................................         15.97          16.32          15.36          15.56          14.97
Net interest margin
  (tax-equivalent)(3) ...................................          4.13           4.02           3.91           3.96           3.91
Efficiency ratio(4) .....................................         57.38          59.48          61.34          64.85          68.56

ASSET QUALITY RATIOS(5):
Nonperforming assets to total loans and
  other real estate .....................................          0.08%          0.00%          0.00%          0.00%          0.02%
Net loan charge-offs to average loans ...................          0.05           0.08           0.06           0.01           0.48
Allowance for credit losses to total
  loans .................................................          1.09           0.84           0.81           0.85           0.77
Allowance for credit losses to
  nonperforming loans(6) ................................          --             --             --             --             --

CAPITAL RATIOS(5):
Leverage ratio (quarterly average).......................          7.58%          6.30%          5.45%          6.05%          5.39%
Average shareholders' equity to average
  total assets ..........................................          7.87           7.18           6.86           6.64           6.12
Tier 1 risk-based capital ratio .........................         18.02          14.94          13.11          14.99          13.75
Total risk-based capital ratio ..........................         19.08          15.73          13.89          15.79          14.37

----------
(1)   Adjusted for a four-for-one stock split effective September 10, 1998.

(2) Calculated by dividing total assets, less total liabilities and goodwill, by shares outstanding at end of period.

(3)   Calculated using a 34% federal income tax rate.

(4) Calculated by dividing total noninterest expense, excluding securities losses, by net interest income plus noninterest income.

(5) At period end, except net loan charge-offs to average loans and average shareholders' equity to average total assets.

(6) Nonperforming loans consist of nonaccrual loans, loans contractually past due 90 days or more and restructured loans.

              SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

      Certain of the matters discussed in this document and in the documents incorporated into this document by reference, including matters discussed under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations," may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. The words "expects," "estimates," "anticipates," "contemplated," "intends," "plans," " believes," "seek," "will," "would," "should," "projected" and similar expressions are intended to identify such forward-looking statements

      The Company's actual results or experience may differ materially from the results anticipated in such forward-looking statements due to a variety of factors, including, but not limited to: (1) the effects of future acquisitions, if any; (2) the effects of future economic conditions on the Company and its customers; (3) governmental monetary and fiscal policies, as well as legislative and regulatory changes; (4) the risks of changes in interest rates on the level and composition of deposits, loan demand and the values of loan collateral, securities and interest rate protection agreements, as well as interest rate risks; (5) the effects of competition from other commercial banks, thrifts, mortgage banking firms, insurance companies, money market and other mutual funds and other financial institutions operating in the Company's market areas and elsewhere, including competitors offering banking products and services by mail, telephone, computer and the Internet; (6) the failure of assumptions underlying the establishment of reserves for loan losses and estimations of values of collateral and various financial assets and liabilities and technological changes, including "Year 2000" data systems compliance issues, are more difficult or expensive than anticipated; and (7) other uncertainties set forth in the Company's other public reports and filings and public statements. All written or oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Management's Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company's balance sheets and statements of income. This section should be read in conjunction with the Company's financial statements and accompanying notes and other detailed information appearing elsewhere in this Annual Report on Form 10-K.

                   FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

OVERVIEW

      Net income was $4.5 million, $3.6 million and $2.7 million for the years ended December 31, 1998, 1997 and 1996, respectively, and diluted earnings per share were $1.04, $0.92, and $0.76 for these same periods. Earnings growth from 1996 to 1997 and from 1997 to 1998 resulted principally from loan growth and branch acquisitions, including the Union Acquisition. The Company posted returns on average assets of 1.26%, 1.17% and 1.05% and returns on average equity of 15.97%, 16.32% and 15.36% for the years ended 1998, 1997 and 1996, respectively. The Company posted returns on average assets excluding amortization of goodwill of 1.40%, 1.30%, and 1.15% and returns on average equity excluding amortization of goodwill of 17.76%, 18.17%, and 16.82% for the years ended December 31, 1998, 1997 and 1996, respectively. The Company's efficiency ratio was 57.38% in 1998, 59.48% in 1997, and 61.34% in 1996. The Company's efficiency ratio excluding amortization of goodwill was 54.21% in 1998, 56.43% in 1997, and 58.96% in 1996.

      Total assets at December 31, 1998, 1997 and 1996 were $436.3 million, $320.1 million and $294.0 million, respectively. Total deposits at December 31, 1998, 1997 and 1996 were $390.7 million, $291.5 million, and $270.9 million, respectively, with deposit growth in each period resulting from branch acquisitions and internal growth in 1996, 1997 and 1998. Loans were $170.5 at December 31, 1998, an increase of $49.9 million or 41.4% from $120.6 million at the end of 1997. Loans were $113.4 million at year end 1996. Shareholders' equity was $41.4 million, $24.8 million, and $18.8 million at December 31, 1998, 1997 and 1996, respectively.

RESULTS OF OPERATIONS

NET INTEREST INCOME

      Net interest income represents the amount by which interest income on interest-earning assets, including securities and loans, exceeds interest expense incurred on interest-bearing liabilities, including deposits and other borrowed funds. Net interest income is the principal source of the Company's earnings. Interest rate fluctuations, as well as changes in the amount and type of earning assets and liabilities, combine to affect net interest income.

      1998 VERSUS 1997. Net interest income for 1998 was $13.3 million, compared with $10.9 million for 1997, an increase of $2.4 million or 22.0%. The improvement in net interest income for 1998 was mainly due to an increase in total average interest-earning assets and a decrease in funding costs. Average interest-earning assets increased $50.1 million from $278.8 million to $328.3 million in 1998. Total funding costs decreased eight basis points from 4.04% in 1997 to 3.96% in 1998. For 1998, the net interest margin on a tax-equivalent basis increased 11 basis points to 4.13% from 4.02% in 1997.

      1997 VERSUS 1996. Net interest income for the Company in 1997 was $10.9 million, an increase of 22.5% over the 1996 level of $8.9 million, due to an increase in the loan portfolio in 1997. For 1997 as a whole, the Company's cost of funds decreased seven basis points from 4.11% to 4.04% while asset yields increased eight basis points from 7.08% to 7.16%.

      The following table presents for the periods indicated the total dollar amount of average balances, interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Except as indicated in the footnotes, no tax-equivalent adjustments were made and all average balances are daily average balances. Nonaccruing loans have been included in the tables as loans carrying a zero yield.

                                                                    YEARS ENDED DECEMBER 31,
                                            -------------------------------------------------------------------------
                                                            1998                                  1997
                                            ----------------------------------  -------------------------------------
                                              AVERAGE     INTEREST     AVERAGE    AVERAGE      INTEREST       AVERAGE
                                            OUTSTANDING    EARNED/      YIELD/  OUTSTANDING     EARNED/        YIELD/
                                              BALANCE       PAID         RATE     BALANCE        PAID           RATE
                                            -----------  ---------     -------  -----------    ---------      -------
                                                                       (Dollars in thousands)
ASSETS
Interest-earning assets:
  Loans ..................................  $   143,196  $  12,282        8.58% $   117,586    $  10,205         8.68%
  Securities(1) ..........................      178,416     10,834        6.07      157,677        9,572         6.07
Federal funds sold and other temporary
  investments ............................        6,676        306        4.58        3,545          193         5.44
                                            -----------  ---------              -----------    ---------
   Total interest-earning assets .........      328,288     23,422        7.13%     278,808       19,970         7.16%
                                                         ---------     -------                 ---------      -------
  Less allowance for credit losses .......       (1,271)                               (961)
                                            -----------                         -----------
   Total interest-earning assets, net
    of allowance .........................      327,017                             277,847
Noninterest-earning assets ...............       27,834                              26,239
                                            -----------                         -----------
   Total assets ..........................  $   354,851                         $   304,086
                                            ===========                         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
 Interest-bearing liabilities:
  Interest-bearing demand deposits .......  $    41,710  $     670        1.61% $    42,898    $     915         2.13%
  Savings and money market accounts ......       83,428      2,838        3.40       64,448        2,158         3.35
  Certificates of deposit ................      128,097      6,485        5.06      113,669        5,785         5.09
  Federal funds purchased and other
  borrowings .............................        2,267        135        5.96        3,030          202         6.67
                                            -----------  ---------              -----------    ---------
   Total interest-bearing
    liabilities ..........................      255,502     10,128        3.96%     224,045        9,060         4.04%
                                            -----------  ---------     -------  -----------    ---------      -------
Noninterest-bearing liabilities:
  Noninterest-bearing demand deposits ....       69,810                              57,362
  Other liabilities ......................        1,606                                 858
                                            -----------                          ----------
   Total liabilities .....................      326,918                             282,265
                                            -----------                          ----------
Shareholders' equity .....................       27,933                              21,821
                                            -----------                          ----------
   Total liabilities and shareholders'
    equity ...............................    $ 354,851                         $   304,086
                                            ===========                         ===========
Net interest rate spread .................                                3.17%                                  3.12%
                                                                       =======                                =======
Net interest income and margin(2)  .......               $  13,294        4.05%                $  10,910         3.91%
                                                         =========     =======                 =========      =======
Net interest income and margin
 (tax-equivalent basis)(3) ...............               $  13,571        4.13%                $  11,222         4.02%
                                                         =========     =======                 =========      =======
                                                        YEARS ENDED DECEMBER 31,
                                                -------------------------------------
                                                                  1996
                                                -------------------------------------
                                                  AVERAGE     INTEREST        AVERAGE
                                                OUTSTANDING    EARNED/         YIELD/
                                                  BALANCE       PAID            RATE
                                                -----------   ---------       -------
                                                         (Dollars in thousands)
ASSETS
Interest-earning assets:
  Loans ..................................      $   104,534   $   9,136          8.74%
  Securities(1) ..........................          127,607       7,396          5.80
Federal funds sold and other temporary
  investments ............................            5,743         309          5.38
                                                -----------   ---------
   Total interest-earning assets .........          237,884      16,841          7.08%
                                                              ---------       -------
  Less allowance for credit losses .......             (820)
                                                -----------
   Total interest-earning assets, net
    of allowance .........................          237,064
Noninterest-earning assets ...............           20,141
                                                -----------
   Total assets ..........................      $   257,205
                                                ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
 Interest-bearing liabilities:
  Interest-bearing demand deposits .......        $  35,285   $     741          2.10%
  Savings and money market accounts ......           49,429       1,620          3.28
  Certificates of deposit ................          105,538       5,359          5.08
  Federal funds purchased and other
  borrowings .............................            2,402         203          8.45%
                                                -----------   ---------
   Total interest-bearing
    liabilities ..........................          192,654       7.923          4.11%
                                                -----------   ---------       -------
Noninterest-bearing liabilities:
  Noninterest-bearing demand deposits ....           46,082
  Other liabilities ......................              823
                                                -----------
   Total liabilities .....................          239,559
                                                -----------
Shareholders' equity .....................           17,646
                                                -----------
   Total liabilities and shareholders'
    equity ...............................      $   257,205
                                                ===========
Net interest rate spread .................                                       2.97%
                                                                              =======
Net interest income and margin(2)  .......                    $   8,918          3.75%
                                                              =========       =======
Net interest income and margin
 (tax-equivalent basis)(3) ...............                    $   9,290          3.91%
                                                              =========       =======

(1) Yield is based on amortized cost and does not include any component of unrealized gains or losses.

(2) The net interest margin is equal to net interest income divided by average interest-earning assets.

(3) In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 34%.

      The following schedule presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase related to higher outstanding balances and the volatility of interest rates. For purposes of this table, changes attributable to both rate and volume which can not be segregated have been allocated to rate.

                                                                                          YEARS ENDED DECEMBER 31,
                                                                     --------------------------------------------------------------
                                                                               1998 VS. 1997                     1997 VS. 1996
                                                                     -----------------------------    -----------------------------
                                                                         INCREASE                          INCREASE
                                                                        (DECREASE)                        (DECREASE)
                                                                          DUE TO                            DUE TO
                                                                     ------------------               ------------------
                                                                      VOLUME      RATE      TOTAL     VOLUME       RATE      TOTAL
                                                                     -------    -------    -------    -------    -------    -------
                                                                                    (Dollars in thousands)
Interest-earning assets:
  Loans ..........................................................   $ 2,223    $  (146)   $ 2,077    $ 1,141    $   (72)   $ 1,069
  Securities .....................................................     1,259          3      1,262      1,744        432      2,176
  Federal funds sold and other temporary
     investments .................................................       170        (57)       113       (118)         2       (116)
                                                                     -------    -------    -------    -------    -------    -------
     Total increase (decrease) in interest income ................     3,652       (200)     3,452      2,767        362      3,129
                                                                     -------    -------    -------    -------    -------    -------
Interest-bearing liabilities:
  Interest-bearing demand deposits ...............................       (25)      (220)      (245)       160         14        174
  Savings and money market accounts ..............................       636         44        680        493         45        538
  Certificates of deposit ........................................       734        (34)       700        413         13        426
  Federal funds purchased and other borrowings ...................       (51)       (16)       (67)        53        (54)        (1)
                                                                     -------    -------    -------    -------    -------    -------
     Total increase in interest expense ..........................     1,294       (226)     1,068      1,119         18      1,137
                                                                     -------    -------    -------    -------    -------    -------
Increase (decrease) in net interest income .......................   $ 2,358    $    26    $ 2,384    $ 1,648    $   344    $ 1,992
                                                                     =======    =======    =======    =======    =======    =======

PROVISION FOR CREDIT LOSSES

      Provisions for credit losses are charged to income to bring the Company's allowance for credit losses to a level deemed appropriate by management based on the factors discussed under "-Financial Condition - Allowance for Credit Losses". The allowance for credit losses at December 31, 1998 was $1.9 million, representing 1.09% of outstanding loans. One year earlier, this ratio was 0.84% of outstanding loans. The provision for credit losses charged against earnings was $239,000 in 1998 compared with $190,000 in 1997. The increased provision was made by the Company in response to the increase in its loan portfolio, its increased legal lending limit and the changing risk profile in its loan portfolio. Net loans charged off in 1998 were $66,000 compared with $97,000 in 1997.

      During 1997, the Company made provisions totaling $190,000 to the allowance for credit losses, a decrease of $40,000 compared with 1996. The Company recorded a lower provision in 1997 because it had specific reserves in the amount of $45,000 which were no longer necessary due to the repayment of the related loans. Net loans charged off in 1997 were $97,000, compared with $60,000 in loan charge-offs for 1996.

NONINTEREST INCOME

      Noninterest income is an important source of revenue for financial institutions. Service charges on deposit accounts are the largest component of noninterest income and a significant source of revenue to the Company. In 1998, noninterest income totaled $2.5 million, an increase of $228,000 or 10.1% versus $2.3 million in 1997. The increase was primarily due to the branch acquisitions and an increase in customer service fees. Noninterest income for 1997 was $2.3 million, a $367,000 or 19.3% increase from 1996 resulting largely from an increase in income from insufficient funds charges and customer service fees.

      The following table presents for the periods indicated the major categories of noninterest income:

                                                     YEARS ENDED DECEMBER 31,
                                                  ------------------------------
                                                   1998        1997        1996
                                                  ------      ------      ------
                                                       (Dollars in thousands)

Service charges on deposit accounts ........      $2,173      $2,062      $1,742
Other noninterest income ...................         319         202         155
                                                  ------      ------      ------
      Total noninterest income .............      $2,492      $2,264      $1,897
                                                  ======      ======      ======

NONINTEREST EXPENSE

      For the years ended 1998, 1997 and 1996, noninterest expense totaled $9.1 million, $7.8 million and $6.6 million, respectively. The Company's efficiency ratio showed a positive trend over this period, reflecting the Company's continued success in controlling operating expenses and integrating its branch acquisitions.

      The following table presents for the periods indicated the major categories of noninterest expense:

                                                        YEARS ENDED DECEMBER 31,
                                                       ------------------------
                                                        1998     1997     1996
                                                       ------   ------   ------
                                                        (Dollars in thousands)

Salaries and employee benefits .....................   $4,541   $3,968   $3,415
Non-staff expenses:
      Net occupancy expense ........................      768      811      710
      Equipment depreciation .......................      290      431      367
      Data processing ..............................      807      642      493
      Professional fees ............................      112       97      114
      Regulatory assessments and FDIC insurance ....       73       63       28
      Ad valorem and franchise taxes ...............      200      164      140
      Goodwill amortization ........................      500      402      257
      Other ........................................    1,767    1,258    1,110
                                                       ------   ------   ------
           Total noninterest expense ...............   $9,058   $7,836   $6,634
                                                       ======   ======   ======


      In 1998, noninterest expense totaled $9.1 million, an increase of $1.2 million or 15.6% over $7.8 million in 1997. Salaries and employee benefits for 1998 totaled $4.5 million, an increase of $573,000 or 14.4% over $4.0 million for 1997. Other operating expenses of $1.8 million represented an increase of $325,000 or 22.5% compared with $1.4 million in 1997. These increases were principally due to branch acquisitions. Total noninterest expenses in 1997 were $7.8 million, an 18.2% increase over the 1996 level of $6.6 million due principally to branch acquisitions. Salaries and employee benefits in 1997 increased by 16.2% from $3.4 million to $4.0 million. The increase was principally due to additional staff associated with the Union and Angleton acquisitions.

INCOME TAXES

      Income tax expense includes the regular federal income tax at the statutory rate plus the income tax component of the Texas franchise tax. The amount of federal income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of nondeductible interest expense and the amount of other nondeductible expenses. Taxable income for the income tax component of the Texas franchise tax is the federal pretax income, plus certain officers' salaries, less interest income on federal securities. The income tax component of the Texas franchise tax was zero in the years of 1998 and 1997. In 1998, income tax expense was $2.0 million compared with $1.6 million for 1997. The effective tax rate in the years ended 1998 and 1997 was 31.3% and 30.8%, respectively.

IMPACT OF INFLATION

      The effects of inflation on the local economy and on the Company's operating results have been relatively modest for the past several years. Since substantially all of the Company's assets and liabilities are monetary in nature, such as cash, securities, loans and deposits, their values are less sensitive to the effects of inflation than to changing interest rates, which do not necessarily change in accordance with inflation rates. The Company tries to control the impact of interest rate fluctuations by managing the relationship between its interest rate sensitive assets and liabilities. See "Financial Condition - Interest Rate Sensitivity and Liquidity."

FINANCIAL CONDITION

LOAN PORTFOLIO

      At December 31, 1998, loans were $170.5 million, an increase of $49.9 million or 41.4% from $120.6 million at December 31, 1997. The growth in the loan portfolio was due to continued strong loan demand, especially in the real estate area. One-to-four family residential loans increased from $53.6 million at December 31, 1997 to $88.1 million at year end 1998. Agriculture loans also had a substantial increase from $6.4 million at year end 1997 to $14.1 million at year end 1998. The growth in agricultural loans was due mainly to the Union Acquisition. At December 31, 1998, total loans were 43.6% of deposits and 39.1% of total assets. At December 31, 1997, total loans were 41.4% of deposits and 37.7% of total assets.

      Loans increased 6.3% during 1997 from $113.4 million at December 31, 1996 to $120.6 million at December 31, 1997. The loan growth during 1997 was spread between real estate and agriculture loans.

      The following table summarizes as of the dates indicated the loan portfolio of the Company by type of loan:

                                                                            DECEMBER 31,
                                  --------------------------------------------------------------------------------------------------
                                         1998                1997               1996                 1995                1994
                                  -----------------   -----------------   -----------------   -----------------   ------------------
                                   AMOUNT   PERCENT    AMOUNT   PERCENT    AMOUNT   PERCENT    AMOUNT   PERCENT    AMOUNT    PERCENT
                                  --------  -------   --------  -------   --------  -------   --------  -------   --------   -------
                                                                        (Dollars in thousands)
Commercial and industrial .....   $ 16,972     9.9%   $ 11,611     9.6%   $ 10,633     9.4%   $ 10,445    11.8%   $  9,479     12.4%
Real estate:
 Construction and land
  development .................      1,727     1.0       6,453     5.3       5,021     4.4       2,507     2.8       2,139      2.8
 1-4 family residential .......     88,139    51.7      53,625    44.5      49,845    44.0      40,331    45.4      37,247     48.7
 Commercial mortgages .........     22,240    13.1      16,277    13.5      14,376    12.7      12,335    14.5       9,520     12.5
 Farmland .....................      6,148     3.6       5,804     4.8       5,468     4.8       3,989     4.5       3,529      4.6
 Multifamily residential ......      1,090     0.6         937     0.8       1,068     0.9         716     0.8          64      0.0
Agriculture ...................     14,107     8.3       6,359     5.3       5,686     5.0       4,666     5.2       4,605      6.0
Consumer ......................     20,055    11.8      19,512    16.2      21,285    18.8      13,308    15.0       9.960     13.0
                                  --------   -----    --------   -----    --------   -----    --------   -----    --------   ------
 Total loans ..................   $170,478   100.0%   $120,578   100.0%   $113,382   100.0%   $ 88,797   100.0%   $ 76,543    100.0%
                                  ========   =====    ========   =====    ========   =====    ========   =====    ========   ======

      The lending focus of the Company is on one-to-four family residential, agricultural, small and medium-sized business and consumer loans. The Company offers a variety of commercial lending products including term loans and lines of credit. A broad range of short to medium-term commercial loans, primarily collateralized, are made available to businesses for working capital (including inventory and receivables), business expansion (including acquisitions of real estate and improvements) and the purchase of equipment and machinery. Historically, the Company has originated loans for its own account and has not securitized its loans. The purpose of a particular loan generally determines its structure. All loans in the one-to-four family residential category were originated by the Company.

      Loans from $200,000 to $500,000 are evaluated and acted upon by an officers' loan committee, which meets weekly. Loans above that amount must be approved by the Directors Loan Committee, which meets monthly.

      Generally, the Company's commercial loans are made in the Company's primary market area and are underwritten on the basis of the borrower's ability to service such debt from income. As a general practice, the Company takes as collateral a lien on any available real estate, equipment or other assets owned by the borrower and obtains a personal guaranty of the borrower. Working capital loans are primarily collateralized by short-term assets whereas term loans are primarily collateralized by long-term assets. As a result, commercial loans involve additional complexities, variables and risks and require more thorough underwriting and servicing than other types of loans.

      In addition to commercial loans secured by real estate, the Company makes commercial mortgage loans to finance the purchase of real property which generally consists of real estate with completed structures. The Company's commercial mortgage loans are secured by first liens on real estate, typically have variable interest rates and amortize over a ten to 15 year period. Payments on loans secured by such properties are often dependent on the successful operation or management of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than other types of loans. The Company seeks to minimize these risks in a variety of ways, including giving careful consideration to the property's operating history, future operating projections, current and projected occupancy, location and physical condition in connection with underwriting these loans. The underwriting analysis also includes credit verification, appraisals and a review of the financial condition of the borrower.

      Additionally, a portion of the Company's lending activity has consisted of the origination of one-to-four family residential mortgage loans collateralized by owner-occupied properties located in the Company's market areas. The Company offers a variety of mortgage loan products which generally are amortized over five to 25 years. Loans collateralized by one-to-four family residential real estate generally have been originated in amounts of no more than 89% of appraised value or have mortgage insurance. The Company requires mortgage title insurance and hazard insurance.

      The Company makes loans to finance the construction of residential and, to a limited extent, nonresidential properties. Construction loans generally are secured by first liens on real estate and have floating interest rates. The Company conducts periodic inspections, either directly or through an agent, prior to approval of periodic draws on these loans. Underwriting guidelines similar to those described above are also used in the Company's construction lending activities. In keeping with the community-oriented nature of its customer base, the Company provides construction and permanent financing for churches located within its market area. Construction loans involve additional risks attributable to the fact that loan funds are advanced upon the security of a project under construction, and the project is of uncertain value prior to its completion. Because of uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation on real property, it can be difficult to accurately evaluate the total funds required to complete a project and the related loan to value ratio. As a result of these uncertainties, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If the Company is forced to foreclose on a project prior to completion, there is no assurance that the Company will be able to recover all of the unpaid portion of the loan. In addition, the Company may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminable period of time. While the Company has underwriting procedures designed to identify what it believes to be acceptable levels of risks in construction lending, no assurance can be given that these procedures will prevent losses from the risks described above.

      Consumer loans made by the Company include direct "A"-credit automobile loans, recreational vehicle loans, boat loans, home improvement loans, home equity loans, personal loans (collateralized and uncollateralized) and deposit account collateralized loans. The terms of these loans typically range from 12 to 120 months and vary based upon the nature of collateral and size of loan. Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan balance. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws may limit the amount which can be recovered on such loans.

      The Company provides agricultural loans for short-term crop production, farm equipment financing and agricultural real estate financing. The Company evaluates agricultural borrowers primarily based on their historical profitability, level of experience in their particular agricultural industry, overall financial capacity and the availability of secondary collateral to withstand economic and natural variations common to the industry. Because agricultural loans present a higher level of risk associated with events caused by nature, the Company routinely makes on-site visits and inspections in order to monitor and identify such risks.

      The contractual maturity ranges of the commercial and industrial and construction and land development portfolios and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of December 31, 1998 are summarized in the following table:

                                                     DECEMBER 31, 1998
                                           -------------------------------------
                                                    AFTER ONE   AFTER
                                           ONE YEAR  THROUGH    FIVE
                                           OR LESS  FIVE YEARS  YEARS     TOTAL
                                           -------  ---------- -------   -------
                                                   (Dollars in thousands)

Commercial and industrial ...............  $10,354   $ 4,355   $ 2,263   $16,972
Construction and land development .......    1,707        20      --       1,727
                                           -------   -------   -------   -------
          Total .........................  $12,061   $ 4,375   $ 2,263   $18,699
                                           =======   =======   =======   =======
Loans with a predetermined interest rate   $ 6,248   $ 2,879   $ 1,670   $10,797
Loans with a floating interest rate .....    5,813     1,496       593     7,902
                                           -------   -------   -------   -------
          Total .........................  $12,061   $ 4,375   $ 2,263   $18,699
                                           =======   =======   =======   =======


      The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 114, ACCOUNTING FOR CREDITORS FOR IMPAIRMENT OF A LOAN, as amended by SFAS No. 118, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN-INCOME RECOGNITION AND DISCLOSURES. Under SFAS No. 114, as amended, a loan is considered impaired based on current information and events, if it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The fair value of impaired loans is based on either the present value of expected future cash flows discounted at the loan's effective interest rate or the loan's observable market price or the fair value of the collateral if the loan is collateral-dependent. The implementation of SFAS Nos. 114 and 118 did not have a material adverse affect on the Company's financial statements.

NONPERFORMING ASSETS

      The Company has several procedures in place to assist it in maintaining the overall quality of its loan portfolio. The Company has established underwriting guidelines to be followed by its officers. The Company also monitors its delinquency levels for any negative or adverse trends. There can be no assurance, however, that the Company's loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general economic conditions.

      The Company requires appraisals on loans secured by real estate. With respect to potential problem loans, an evaluation of the borrower's overall financial condition is made to determine the need, if any, for possible write-downs or appropriate additions to the allowance for credit losses.

      The Company generally places a loan on nonaccrual status and ceases accruing interest when the payment of principal or interest is delinquent for 90 days, or earlier in some cases, unless the loan is in the process of collection and the underlying collateral fully supports the carrying value of the loan. The Company generally charges off all loans before attaining nonaccrual status.

      The Company's conservative lending approach, as well as a healthy local economy, has resulted in strong asset quality. The Company had nonperforming assets of $140,000 on December 31, 1998 and no nonperforming assets as of December 31, 1997 or 1996.

      The following table presents information regarding nonperforming assets at the dates indicated:

                                                      DECEMBER 31,
                                       ---------------------------------------------
                                        1998    1997      1996       1995      1994
                                       ------  ------    ------     ------    -----
                                                  (Dollars in thousands)
Nonaccrual loans..................     $    5  $   --    $   --     $   --    $   --
Restructured loans................        --       --        --         --        --
Other real estate.................       135       --        --         --        15
                                       -----   ------    ------     ------    ------
     Total nonperforming assets...     $ 140   $   --    $   --      $  --     $  15
                                       =====   ======    ======      =====     =====
Nonperforming assets to total loans
  and other real estate...........      0.08%    0.00%     0.00%     0.00%     0.02%

ALLOWANCE FOR CREDIT LOSSES

      The allowance for credit losses is a reserve established through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses which it believes is adequate for estimated losses in the Company's loan portfolio. Based on an evaluation of the loan portfolio, management presents a monthly review of the allowance for credit losses to the Bank's Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. In making its evaluation, management considers the diversification by industry of the Company's commercial loan portfolio, the effect of changes in the local real estate market on collateral values, the results of recent regulatory examinations, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers, the amount of charge-offs for the period, the amount of nonperforming loans and related collateral security, the evaluation of its loan portfolio by the loan review function and the annual examination of the Company's financial statements by its independent auditors. Charge-offs occur when loans are deemed to be uncollectible.

      Although the Company does not determine the total allowance based upon the amount of loans in a particular type or category, risk elements attributable to particular loan types or categories are considered in assessing the quality of individual loans. These risk elements include, but are not limited to, the following: (i) in the case of single family residential real estate loans, the borrower's ability to repay the loan, including debt to income ratio and employment and income stability, the loan to value ratio, and the age, condition and marketability of collateral; (ii) for non-farm non-residential loans and multifamily residential loans, the debt service coverage ratio (income from the property in excess of operating expenses compared to loan payment requirements), operating results of the owner in the case of owner-occupied properties, the loan to value ratio, the age and condition of the collateral and the volatility of income, property value and future operating results typical of properties of that type; (iii) for agricultural real estate loans, the experience and financial capability of the borrower, projected debt service coverage of the operations of the borrower and loan to value ratio; (iv) for construction and land development loans, the perceived feasibility of the project including the ability to sell developed lots or improvements constructed for resale or ability to lease property constructed for lease, the quality and nature of contracts for presale or preleasing, if any, experience and ability of the developer and loan to value ratio; (v) for commercial and industrial loans, the operating results of the commercial, industrial or professional enterprise, the borrower's business, professional and financial ability and expertise, the specific risks and volatility of income and operating results typical for businesses in that category and the value, nature and marketability of collateral; and (vi) for non-real estate agricultural loans, the operating results, experience and financial capability of the borrower, historical and expected market conditions and the value, nature and marketability of collateral. In addition, for each category, the Company considers secondary sources of income and the financial strength and credit history of the borrower and any guarantors.

      The Company follows a loan review program to evaluate the credit risk in the loan portfolio. Through the loan review process, the Company maintains an internally classified loan list which, along with the delinquency list of loans, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for credit losses. Loans classified as "substandard" are those loans with clear and defined weaknesses such as a highly-leveraged position, unfavorable financial ratios, uncertain repayment sources or poor financial condition, which may jeopardize recoverability of the debt. Loans classified as "doubtful" are those loans which have characteristics similar to substandard accounts but with an increased risk that a loss may occur, or at least a portion of the loan may require a charge-off if liquidated at present. Loans classified as "loss" are those loans which are in the process of being charged off.

      In addition to the internally classified loan list and delinquency list of loans, the Company maintains a separate "watch list" which further aids the Company in monitoring loan portfolios. Watch list loans have one or more deficiencies that require attention in the short term or pertinent ratios of the loan account that have weakened to a point where more frequent monitoring is warranted. These loans do not have all of the characteristics of a classified loan (substandard or doubtful) but do show weakened elements compared with those of a satisfactory credit. The Company reviews these loans to assist in assessing the adequacy of the allowance for credit losses.

      In order to determine the adequacy of the allowance for credit losses, management considers the risk classification or delinquency status of loans and other factors, such as collateral value, portfolio composition, trends in economic conditions and the financial strength of borrowers. Management establishes specific allowances for loans which management believes require reserves greater than those allocated according to their classification or delinquent status. An unallocated allowance is also established based on the Company's historical charge-off experience. The Company then charges to operations a provision for credit losses to maintain the allowance for credit losses at an adequate level determined by the foregoing methodology.

      For the year ended 1998, net charge-offs totaled $66,000 or 0.05% of average loans outstanding for the period, compared with $97,000 or 0.08% in net charge-offs during 1997. The Company's net charge-offs totaled $60,000 or 0.06% of average loans outstanding in 1996. During 1998, the Company recorded a provision for credit losses of $239,000 compared with $190,000 for 1997. At December 31, 1998, the allowance totaled $1.9 million, or 1.09% of total loans. The Company made a provision for credit losses of $190,000 during 1997 compared with a provision of $230,000 for 1996. At December 31, 1997, the allowance aggregated $1.0 million, or 0.84% of total loans. At December 31, 1996, the allowance was $923,000, or 0.81% of total loans.

      The following table presents for the periods indicated an analysis of the allowance for credit losses and other related data:

                                                                   YEARS ENDED DECEMBER 31,
                                                -----------------------------------------------------------------
                                                   1998          1997          1996          1995          1994
                                                ---------     ---------     ---------     ---------     ---------
                                                                    (Dollars in thousands)
Average loans outstanding ...................   $ 143,196     $ 117,586     $ 104,534     $  81,631     $  69,200
                                                =========     =========     =========     =========     =========

Gross loans outstanding at end of period ....   $ 170,478     $ 120,578     $ 113,382     $  88,797     $  76,543
                                                =========     =========     =========     =========     =========

Allowance for credit losses at
  beginning of period .......................   $   1,016     $     923     $     753     $     588     $     734
Balance acquired with Union acquisition .....         661          --            --            --            --
Provision for credit losses .................         239           190           230           175            88
Charge-offs:
  Commercial and industrial .................          (0)          (26)           (9)           (6)          (31)
  Real estate and agriculture ...............         (14)          (47)        (--)             (2)         (270)
  Consumer ..................................         (67)          (57)          (64)          (24)         (129)
Recoveries:
  Commercial and industrial .................           5            15          --            --              17
  Real estate and agriculture ...............           0             7          --               3            51
  Consumer ..................................          10            11            13            19            28
                                                ---------     ---------     ---------     ---------     ---------
Net (charge-offs) recoveries ................         (66)          (97)          (60)          (10)         (334)
Allowance for credit losses at end of period    $   1,850     $   1,016     $     923     $     753     $     588
                                                =========     =========     =========     =========     =========

Ratio of allowance to end of period
  loans .....................................        1.09%         0.84%         0.81%         0.85%         0.77%
Ratio of net charge-offs to average
  loans .....................................        0.05          0.08          0.06          0.01          0.48
Ratio of allowance to end of period
  nonperforming loans .......................        --            --            --            --            --

      The following tables describe the allocation of the allowance for credit losses among various categories of loans and certain other information for the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of loans.

                                                             DECEMBER 31,
                                               ------------------------------------------
                                                        1998                1997
                                               -------------------  ---------------------
                                                       PERCENT OF             PERCENT OF
                                                        LOANS TO               LOANS TO
                                               AMOUNT  TOTAL LOANS  AMOUNT    TOTAL LOANS
                                               ------  -----------  ------    -----------
                                                        (Dollars in thousands)
Balance of allowance for credit losses
  applicable to:
Commercial and industrial ..................   $   18     9.9%      $   41        9.6%
Real estate ................................       70    70.0           59       68.9
Agriculture ................................       40     8.3         --          5.3
Consumer ...................................        1    11.8           51       16.2
Unallocated ................................    1,721    --            865       --
                                               ------   -----       ------      -----
     Total allowance for credit losses .....   $1,850   100.0%      $1,016      100.0%
                                               ======   =====       ======      =====

                                                              DECEMBER 31,
                                   ----------------------------------------------------------------
                                            1996                 1995                   1994
                                   --------------------  -------------------   --------------------
                                            Percent of           Percent of             Percent of
                                             Loans to             Loans to               Loans to
                                    AMOUNT  TOTAL LOANS  AMOUNT  TOTAL LOANS   AMOUNT   TOTAL LOANS
                                   -------  -----------  ------  -----------   ------   -----------
                                                        (Dollars in thousands)

Balance of allowance for credit losses
  applicable to:
Commercial and industrial ........   $  9       9.4%     $  7       11.8%       $ 15        12.4%
Real estate ......................     34      66.8        27       68.0          33        68.6
Agriculture ......................    --        5.0       --         5.2         --          6.0
Consumer .........................      6      18.8         6       15.0           4        13.0
Unallocated ......................    874      --         713       --           536        --
                                     ----     -----      ----      -----        ----       -----
    Total allowance for credit
      losses .....................   $923     100.0%     $753      100.0%       $588       100.0%
                                     ====     =====      ====      =====        ====       =====

      The Company believes that the allocation of its allowance for credit losses is reasonable. Where management is able to identify specific loans or categories of loans where specific amounts of reserve are required, allocations are assigned to those categories. Federal and state bank regulators also require that a bank maintain a reserve that is sufficient to absorb an estimated amount of unidentified potential losses based on management's perception of economic conditions, loan portfolio growth, historical charge-off experience and exposure concentrations. While the Company's recent rate of charge-offs is low, management is aware that the Company has been operating in an extremely beneficial economic environment. Management of the Company, along with a number of economists, has perceived during the past year an increasing instability in the national and Texas economies and a worldwide economic slowdown that could contribute to job losses and otherwise adversely affect a broad variety of business sectors. In addition, as the Company has grown, its aggregate loan portfolio has increased and since the Company has made a decision to diversify its loan portfolio into areas other than single family mortgage loans, the risk profile of the Company's loans has increased. By virtue of its increased capital levels, the Company is able to make larger loans, thereby increasing the possibility of one bad loan having a larger adverse impact than before. Accordingly, management believes that the maintenance of an unallocated reserve in the current amount is prudent and consistent with regulatory requirements.

      The Company believes that the allowance for credit losses at December 31, 1998 is adequate to cover losses inherent in the portfolio as of such date. There can be no assurance, however, that the Company will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at December 31, 1998.

SECURITIES

      The following table summarizes the amortized cost of securities as of the dates shown (available-for-sale securities are not adjusted for unrealized gains or losses):

                                                                               DECEMBER 31,
                                                ------------------------------------------------------------------------
                                                   1998            1997            1996            1995            1994
                                                --------        --------        --------        --------        --------
                                                                         (Dollars in thousands)
U.S. Treasury securities and obligations
  of U.S. government agencies ..............    $128,603        $ 83,160        $ 60,830        $ 42,147        $ 33,037
Mortgage-backed securities .................      66,651          64,168          59,382          41,278          34,956
States and political subdivisions ..........      19,048          11,829          13,042          15,753          17,440
Collateralized mortgage obligations ........      12,914           8,749          14,341          18,411          36,676
                                                --------        --------        --------        --------        --------
     Total .................................    $227,216        $167,906        $147,595        $117,589        $122,109
                                                ========        ========        ========        ========        ========

      The following table summarizes the contractual maturity of securities and their weighted average yields (available-for-sale securities are not adjusted for unrealized gains or losses):

                                                                               DECEMBER 31, 1998
                                      ---------------------------------------------------------------------------------------------
                                                           AFTER ONE YEAR     AFTER FIVE YEARS
                                                                BUT                BUT
                                         WITHIN ONE         WITHIN FIVE         WITHIN TEN           AFTER TEN
                                             YEAR              YEARS              YEARS                YEARS             TOTAL
                                      ----------------    ----------------    ----------------    ---------------    --------------
                                       AMOUNT    YIELD     AMOUNT    YIELD     AMOUNT    YIELD     AMOUNT   YIELD     TOTAL   YIELD
                                      --------   -----    --------   -----    --------   -----    --------  -----    --------  ----
                                                                   (Dollars in thousands)
U.S. Treasury securities and obligations
 of U.S. government agencies .......  $ 18,654    6.07%   $ 95,864    6.05%   $ 14,081    6.39%   $   --      -- %   $128,599  6.09%
Mortgage-backed securities .........     5,515    4.43      23,193    6.16       7,589     6.4      30,361   6.01      66,658  5.98
States and political subdivisions ..     1,473    5.04      11,617    4.84       5,684    5.07         272   7.45      19,046  4.96
Collateralized mortgage obligations      1,606    6.69         890    6.35        --      --        10,417   6.29      12,913  6.34
                                      --------    ----    --------    ----    --------    ----    --------   ----    --------  ----
  Total ............................  $ 27,248    5.72%   $131,564    5.96%   $ 27,354    6.12%   $ 41,050   6.09%   $227,216  5.98%
                                      ========    ====    ========    ====    ========    ====    ========   ====    ========  ====

      The tax-exempt states and political subdivisions are not calculated on a tax equivalent basis. On a tax equivalent basis, the yield on states and political subdivisions would be 7.52%.

      The following table summarizes the carrying value by classification of securities as of the dates shown:

                                                 DECEMBER 31,
                            ----------------------------------------------------
                              1998       1997       1996       1995       1994
                            --------   --------   --------   --------   --------
                                            (Dollars in thousands)

Available-for-sale ......   $113,828   $ 38,612   $ 49,342   $ 35,452   $ 25,411
Held-to-maturity ........    113,916    129,256     98,222     82,053     96,501
                            --------   --------   --------   --------   --------
     Total ..............   $227,744   $167,868   $147,564   $117,505   $121,912
                            ========   ========   ========   ========   ========

      At December 31, 1998, securities totaled $227.7 million, an increase of $59.9 million from $167.9 million at December 31, 1997, since the Company invested excess deposits from the Union acquisition. At December 31, 1998, securities represented 56.7% of total deposits and 52.2% of total assets.

      Securities increased from $147.6 million at December 31, 1996 to $167.9 million at December 31, 1997 since the Company invested excess deposits from branch acquisitions.

      The following tables present the amortized cost and fair value of securities classified as available-for-sale at December 31, 1998 and 1997:

                                                        DECEMBER 31, 1998                          DECEMBER 31, 1997
                                           -------------------------------------------  -------------------------------------------
                                                        GROSS       GROSS                            GROSS       GROSS
                                           AMORTIZED  UNREALIZED  UNREALIZED    FAIR    AMORTIZED  UNREALIZED  UNREALIZED    FAIR
                                              COST      GAINS       LOSSES     VALUE      COST       GAINS       LOSSES      VALUE
                                           ---------  ----------  ----------  --------  ---------  ----------  ----------  --------
                                                                             (Dollars in thousands)
U.S. Treasury securities and obligations
  of U.S. government agencies ...........  $  67,864  $      285  $       58  $ 68,091  $  19,988  $       57  $     --      20,045
Mortgage-backed securities ..............     30,578          98         176    30,500     17,299          61         258    17,102
Collateralized mortgage obligations .....     10,832         166          26    10,972       --          --          --        --
States and political subdivisions .......      4,026         239        --       4,265      1,363         102        --       1,465
                                           ---------  ----------  ----------  --------  ---------  ----------  ----------  --------
   Total ................................  $ 113,300  $      788  $      260  $113,828  $  38,650  $      220  $      258  $ 38,612
                                           =========  ==========  ==========  ========  =========  ==========  ==========  ========

    The following tables present the amortized cost and fair value of securities classified as held-to-maturity at December 31, 1998 and 1997:

                                                          DECEMBER 31, 1998                          DECEMBER 31, 1997
                                            ------------------------------------------   -------------------------------------------
                                                         GROSS       GROSS                            GROSS       GROSS
                                            AMORTIZED  UNREALIZED  UNREALIZED    FAIR    AMORTIZED  UNREALIZED  UNREALIZED    FAIR
                                              COST       GAINS       LOSSES     VALUE      COST       GAINS       LOSSES      VALUE
                                            ---------  ----------  ----------  --------  ---------  ----------  ----------  --------
                                                                              (Dollars in thousands)
VALUE
U.S. Treasury securities and obligations
  of U.S. government agencies ...........   $  60,739  $      572  $        2  $ 61,309  $  63,171  $      245  $       21    63,395
Mortgage-backed securities ..............      36,074         265         100    36,239     46,871         372         222    47,021
States and political subdivisions .......      15,022         376           3    15,395     10,465         141           1    10,605
Collateralized mortgage obligations .....       2,081        --             3     2,078      8,749          19          15     8,753
                                            ---------  ----------  ----------  --------  ---------  ----------  ----------  --------
   Total ................................   $ 113,916  $    1,213  $      108  $115,021  $ 129,256  $      777         259  $129,774
                                            =========  ==========  ==========  ========  =========  ==========  ==========  ========

    Mortgage-backed securities are securities that have been developed by pooling a number of real estate mortgages and which are principally issued by federal agencies such as the Federal National Mortgage Association and the Federal Home Loan Mortgage Corporation. These securities are deemed to have high credit ratings, and minimum regular monthly cash flows of principal and interest are guaranteed by the issuing agencies.

      At December 31, 1998, 45.5% of the mortgage-backed securities held by the Company had contractual final maturities of more than ten years with a weighted average life of 4.6 years. However, unlike U.S. Treasury and U.S. government agency securities, which have a lump sum payment at maturity, mortgage-backed securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. Mortgage-backed securities which are purchased at a premium will generally suffer decreasing net yields as interest rates drop because home owners tend to refinance their mortgages. Thus, the premium paid must be amortized over a shorter period. Therefore, these securities purchased at a discount will obtain higher net yields in a decreasing interest rate environment. As interest rates rise, the opposite will generally be true. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and consequently, the average life of this security will not be unduly shortened. If interest rates begin to fall, prepayments will increase.

      The Company has adopted SFAS No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. At the date of purchase, the Company is required to classify debt and equity securities into one of three categories: held-to-maturity, trading or available-for-sale. At each reporting date, the appropriateness of the classification is reassessed. Investments in debt securities are classified as held-to-maturity and measured at amortized cost in the financial statements only if management has the positive intent and ability to hold those securities to maturity. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and measured at fair value in the financial statements with unrealized gains and losses included in earnings. Investments not classified as either held-to-maturity or trading are classified as available-for-sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, in a separate component of shareholders' equity until realized.

DEPOSITS

      The Company offers a variety of deposit accounts having a wide range of interest rates and terms. The Company's deposits consist of demand, savings, money market and time accounts. The Company relies primarily on competitive pricing policies and customer service to attract and retain these deposits. The Company does not have or accept any brokered deposits.

      Deposits at December 31, 1998 were $390.7 million, an increase of $99.2 million, or 34.0% from $291.5 million at December 31, 1997. The increase is attributable to the Union acquisition in the fourth quarter of 1998 and internal growth. Noninterest-bearing deposits of $85.0 million at December 31, 1998 increased $23.6 million, or 38.4% from $61.4 million at December 31, 1997. Noninterest-bearing deposits as of December 31, 1997 were $61.4 million compared with $55.2 million at December 31, 1996. Interest-bearing deposits at December 31, 1998 were $305.7 million, up $75.6 million or 32.9% from $230.1 million at December 31, 1997. Total deposits at December 31, 1996 were $270.9 million.

      The daily average balances and weighted average rates paid on deposits for each of the years ended December 31, 1998, 1997 and 1996 are presented below:

                                                     YEARS ENDED DECEMBER 31,
                                       -----------------------------------------------------
                                              1998              1997                1996
                                       ---------------    ---------------    ---------------
                                        AMOUNT    RATE    AMOUNT     RATE     AMOUNT    RATE
                                       --------   ----    --------   ----    --------   ----
                                                       (Dollars in thousands)
Interest-bearing checking ..........   $ 41,710   1.61%   $ 42,898   2.13%   $ 35,285   2.10%
Regular savings ....................     10,640   2.45       9,215   2.32       7,674   2.46
Money market savings ...............     72,788   3.54      55,233   3.50      41,755   3.43
Time deposits ......................    128,097   5.06     113,669   5.08     105,538   5.08
                                       --------   ----    --------   ----    --------   ----
     Total interest-bearing deposits    253,235   3.95     221,015   4.00     190,252   4.06
Noninterest-bearing deposits .......     69,810             57,362             46,082
                                       --------           --------           --------
     Total deposits ................   $323,045   3.09%   $278,377   3.18%   $236,334   3.27%
                                       ========   ====    ========   ====    ========   ====

The following table sets forth the amount of the Company's certificates of deposit that are $100,000 or greater by time remaining until maturity:

                                                          DECEMBER 31, 1998
                                                         --------------------
                                                        (Dollars in thousands)
          Three months or less .......................   $       5,835
          Over three through six months ..............           9,603
          Over six through 12 months .................          21,296
          Over 12 months .............................           6,097
                                                         --------------------
         Total .......................................   $      42,831
                                                         ====================

OTHER BORROWINGS

      Deposits are the primary source of funds for the Company's lending and investment activities. Occasionally, the Company obtains additional funds from the Federal Home Loan Bank ("FHLB") and correspondent banks. At December 31, 1998, the Company had borrowings of $2.4 million compared to $2.8 million at December 31, 1997 and zero at December 31, 1996.

      At December 31, 1998 and 1997, the Company had no outstanding borrowings under a revolving line of credit extended by a commercial bank.

INTEREST RATE SENSITIVITY AND LIQUIDITY

      The Company's Asset Liability and Funds Management Policy provides management with the necessary guidelines for effective funds management, and the Company has established a measurement system for monitoring its net interest rate sensitivity position. The Company manages its sensitivity position within established guidelines.

      Interest rate risk is managed by the Asset Liability Committee ("ALCO"), which is composed of senior officers of the Company, in accordance with policies approved by the Company's Board of Directors. The ALCO formulates strategies based on appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, the ALCO considers the impact on earnings and capital of the current outlook on interest rates, potential changes in interest rates, regional economies, liquidity, business strategies and other factors. The ALCO meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activities, commitments to originate loans and the maturities of investments and borrowings. Additionally, the ALCO reviews liquidity, cash flow flexibility, maturities of deposits and consumer and commercial deposit activity. Management uses two methodologies to manage interest rate risk: (i) an analysis of relationships between interest-earning assets and interest-bearing liabilities; and (ii) an interest rate shock simulation model. The Company has traditionally managed its business to reduce its overall exposure to changes in interest rates.

      The Company manages its exposure to interest rates by structuring its balance sheet in the ordinary course of business. The Company does not enter into instruments such as leveraged derivatives, interest rate swaps, financial options, financial future contracts or forward delivery contracts for the purpose of reducing interest rate risk.

      An interest rate sensitive asset or liability is one that, within a defined time period, either matures or experiences an interest rate change in line with general market interest rates. The management of interest rate risk is performed by analyzing the maturity and repricing relationships between interest-earning assets and interest-bearing liabilities at specific points in time ("GAP") and by analyzing the effects of interest rate changes on net interest income over specific periods of time by projecting the performance of the mix of assets and liabilities in varied interest rate environments. Interest rate sensitivity reflects the potential effect on net interest income of a movement in interest rates. A company is considered to be asset sensitive, or having a positive GAP, when the amount of its interest-earning assets maturing or repricing within a given period exceeds the amount of its interest-bearing liabilities also maturing or repricing within that time period. Conversely, a company is considered to be liability sensitive, or having a negative GAP, when the amount of its interest-bearing liabilities maturing or repricing within a given period exceeds the amount of its interest-earning assets also maturing or repricing within that time period. During a period of rising interest rates, a negative GAP would tend to affect net interest income adversely, while a positive GAP would tend to result in an increase in net interest income. During a period of falling interest rates, a negative GAP would tend to result in an increase in net interest income, while a positive GAP would tend to affect net interest income adversely.

      The following tables set forth an interest rate sensitivity analysis for the Company at December 31, 1998:

                                                                                       AT DECEMBER 31, 1998
                                                                               VOLUMES SUBJECT TO REPRICING WITHIN
                                                            ------------------------------------------------------------------------
                                                               0-30          31-180          181-365          AFTER
                                                               DAYS           DAYS             DAYS         ONE YEAR         TOTAL
                                                            ---------       ---------       ---------       ---------      ---------
                                                                                      (Dollars in thousands)
Interest-earning assets:
      Securities ......................................     $  24,450       $  38,838       $  47,530       $ 116,398      $ 227,216
      Loans ...........................................        31,204          21,744          14,329         103,201        170,478
      Other temporary investments .....................            99            --              --              --               99
                                                            ---------       ---------       ---------       ---------      ---------
             Total interest-earning assets ............        55,753          60,582          61,859         219,599        397,793
                                                            ---------       ---------       ---------       ---------      ---------
Interest-bearing liabilities:
      Demand, money market and savings
         deposits .....................................       144,613            --              --              --          144,613
      Certificates of deposit and other
         time deposits ................................        17,112          74,756          47,428          21,814        161,110
      Federal funds purchased and FHLB
         advances .....................................         2,435            --              --              --            2,435
                                                            ---------       ---------       ---------       ---------      ---------
             Total interest-bearing liabilities .......       164,160          74,756          47,428          21,814        308,158
                                                            ---------       ---------       ---------       ---------      ---------
             Period GAP ...............................     $(108,407)      $ (14,174)      $  14,431       $ 197,785      $  89,635
             Cumulative GAP ...........................     $(108,407)      $(122,581)      $(108,150)      $  89,635           --
             Period GAP to total assets ...............        (24.85)%         (3.25)%          3.31%          45.33%          --
             Cumulative GAP to total assets ...........        (24.85)%        (28.09)%        (24.79)%         20.54%          --

      Shortcomings are inherent in any GAP analysis since certain assets and liabilities may not move proportionally as interest rates change. In addition to GAP analysis, the Company uses an interest rate risk simulation model and shock analysis to test the interest rate sensitivity of net interest income and the balance sheet, respectively. Contractual maturities and repricing opportunities of loans are incorporated in the model as are prepayment assumptions, maturity data and call options within the investment portfolio. Assumptions based on past experience are incorporated into the model for nonmaturity deposit accounts. Based on the Company's December 31, 1998 simulation analysis, the Company estimates that a 200 basis point rise or decline in rates over the next 12 month period would have an impact of less than 5% on its net interest income for the period. The change is relatively small, despite the Company's liability sensitive GAP position. The results are primarily from the behavior of demand, money market and savings deposits. The Company has found that historically interest rates on these deposits change more slowly in a rising rate environment than in a declining rate environment. This assumption is incorporated into the simulation model and is generally not fully reflected in a GAP analysis. The Company maintains an Investment Committee that reviews the Company's interest rate risk position, generally on a quarterly basis.

      As a financial institution, the Company's primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of the Company's assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which have a short term to maturity. Based upon the nature of the Company's operations, the Company is not subject to foreign exchange or commodity price risk. The Company does not own any trading assets.

      The Company's exposure to market risk is reviewed on a regular basis. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income. Management realizes certain risks are inherent, and that the goal is to identify and accept the risks.

      Liquidity involves the Company's ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate the Company on an ongoing basis. During the past three years, the Company's liquidity needs have primarily been met by growth in core deposits, as previously discussed. Although access to purchased funds from correspondent banks is available and has been utilized on occasion to take advantage of investment opportunities, the Company does not generally rely on these external funding sources. The cash and federal funds sold position, supplemented by amortizing investment and loan portfolios, have generally created an adequate liquidity position.

CAPITAL RESOURCES

      Capital management consists of providing equity to support both current and future operations. The Company is subject to capital adequacy requirements imposed by the Federal Reserve Board and the Bank is subject to capital adequacy requirements imposed by the FDIC and the Texas Banking Department. Both the Federal Reserve Board and the FDIC have adopted risk-based capital requirements for assessing bank holding company and bank capital adequacy. These standards define capital and establish minimum capital requirements in relation to assets and off-balance sheet exposure, adjusted for credit risk. The risk-based capital standards currently in effect are designed to make regulatory capital requirements more sensitive to differences in risk profiles among bank holding companies and banks, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate relative risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

      The risk-based capital standards issued by the Federal Reserve Board require all bank holding companies to have "Tier 1 capital" of at least 4.0% and "total risk-based" capital (Tier 1 and Tier 2) of at least 8.0% of total risk-adjusted assets. "Tier 1 capital" generally includes common shareholders' equity and qualifying perpetual preferred stock together with related surpluses and retained earnings, less deductions for goodwill and various other intangibles. "Tier 2 capital" may consist of a limited amount of intermediate-term preferred stock, a limited amount of term subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock not qualifying as Tier 1 capital, and a limited amount of the general valuation allowance for loan losses. The sum of Tier 1 capital and Tier 2 capital is "total risk-based capital."

      The Federal Reserve Board has also adopted guidelines which supplement the risk-based capital guidelines with a minimum ratio of Tier 1 capital to average total consolidated assets ("leverage ratio") of 3.0% for institutions with well diversified risk, including no undue interest rate exposure; excellent asset quality; high liquidity; good earnings; and that are generally considered to be strong banking organizations, rated composite 1 under applicable federal guidelines, and that are not experiencing or anticipating significant growth. Other banking organizations are required to maintain a leverage ratio of at least 4.0% to 5.0%. These rules further provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels and comparable to peer group averages, without significant reliance on intangible assets.

      Pursuant to FDICIA, each federal banking agency revised its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multifamily mortgages. The Bank is subject to capital adequacy guidelines of the FDIC that are substantially similar to the Federal Reserve Board's guidelines. Also pursuant to FDICIA, the FDIC has promulgated regulations setting the levels at which an insured institution such as the Bank would be considered "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Under the FDIC's regulations, the Bank is classified "well capitalized" for purposes of prompt corrective action. SEE "BUSINESS - SUPERVISION AND REGULATION - THE COMPANY" AND " - THE BANK."

      Shareholders' equity increased to $41.4 million at December 31, 1998 from $24.8 million at December 31, 1997, an increase of $16.6 million or 67%. This increase was primarily the result of net income of $4.5 million plus proceeds of the Company`s initial public offering of $12.8 million, offset by dividends paid on the Common Stock of $1.1 million and expenses of the public offering of $356,000. During 1997, shareholders' equity increased by $6.0 million or 31.9% from $18.8 million at December 31, 1996.

      The following table provides a comparison of the Company's and the Bank's leverage and risk-weighted capital ratios as of December 31, 1998 to the minimum and well capitalized regulatory standards:

                                                                                 TO BE WELL CAPITALIZED
                                                         MINIMUM REQUIRED             UNDER PROMPT
                                                            FOR CAPITAL            CORRECTIVE ACTION        ACTUAL RATIO AT
                                                         ADEQUACY PURPOSES             PROVISIONS          DECEMBER 31, 1998
                                                         -----------------       ----------------------    -----------------
THE COMPANY
Leverage ratio .......................................                3.00%(1)                      N/A                 7.58%
Tier 1 risk-based capital ratio ......................                4.00%                         N/A                18.02%
Risk-based capital ratio .............................                8.00%                         N/A                19.08%
THE BANK
Leverage ratio .......................................                3.00%(2)                     5.00%                4.99%
Tier 1 risk-based capital ratio ......................                4.00%                        6.00%               11.87%
Risk-based capital ratio .............................                8.00%                       10.00%               12.93%

(1) The Federal Reserve Board may require the Company to maintain a leverage ratio of up to 200 basis points above the required minimum.

(2) The FDIC may require the Bank to maintain a leverage ratio of up to 200 basis points above the required minimum.

YEAR 2000 COMPLIANCE

      GENERAL. The Year 2000 risk involves computer programs and computer software that are not able to perform without interruption into the Year 2000. If computer systems do not correctly recognize the date change from December 31, 1999 to January 1, 2000, computer applications that rely on the date field could fail or create erroneous results. Such erroneous results could affect interest, payment or due dates or cause the temporary inability to process transactions, send invoices or engage in similar normal business activities. If these issues are not addressed by the Company, its suppliers and its borrowers, there could be a materially adverse impact on the Company's financial condition or results of operations.

      STATE OF READINESS. The Company formally initiated its Year 2000 project and plan in November 1997 to insure that its operational and financial systems will not be adversely affected by Year 2000 problems. The Company has formed a Year 2000 project team and the Board of Directors and management are supporting all compliance efforts and allocating the necessary resources to ensure completion. An inventory of all systems and products (including both information technology ("IT") and non-informational technology ("non-IT") systems) that could be affected by the Year 2000 date change has been developed, verified and categorized as to its importance to the Company and an assessment of all major IT and critical non-IT systems has been completed. This assessment involved inputting test data which simulates the Year 2000 date change into such IT systems and reviewing the system output for accuracy. The Company's assessment of critical non-IT systems involved reviewing such systems to determine whether they were date dependent. Based on such assessment, the Company believes that none of its critical non-IT systems are date dependent. The software for the Company's systems is provided through service bureaus and software vendors. The Company has contacted all of its third party vendors and software providers and is requiring them to demonstrate and represent that the products provided are or will be Year 2000 compliant and has planned a program of testing compliance. The Company's service bureau, which performs substantially all of the Company's data processing functions, has warranted in writing that its software is Year 2000 compliant and pursuant to applicable regulatory guidelines the Company is has reviewed the results of user group tests performed by the service provider to verify this assertion. The Company believes it would have recourse against the service provider for actual damages incurred by the Company in the event the service provider breaches this warranty. In addition, the Company's compliance with Year 2000 issues has been reviewed by the FDIC in 1998.

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

      COSTS OF COMPLIANCE. Management does not expect the costs of bringing the Company's systems into Year 2000 compliance will have a materially adverse effect on the Company's financial conditions, results of operations or liquidity. The Company has budgeted $10,000 to address Year 2000 issues. As of December 31, 1998, the Company has not incurred any significant costs in relation to Year 2000. The largest potential risk to the Company concerning Year 2000 is the malfunction of its data processing system. In the event its data processing system does not function properly, the Company is prepared to perform functions manually.

The Company believes it is in compliance with regulatory guidelines regarding Year 2000 compliance, including the timetable for achieving compliance.

      RISKS RELATED TO THIRD PARTIES. The impact of Year 2000 non-compliance by third parties with which the Company transacts business cannot be accurately gauged. The Company identified its largest dollar deposit (aggregate deposits over $500,000) and loan ($250,000 or more) customers and, based on information available to the Company, conducted a preliminary evaluation to determine which of those customers are likely to be affected by Year 2000 issues. The Company then surveyed those customers deemed at risk to determine their readiness with respect to Year 2000 issues, including their awareness of Year 2000 issues, plans to address such issues and progress with respect to such plans. The survey included approximately 71% of all depositors with average balances of $500,000 or greater, which is approximately 10% of its total dollar deposit base, and approximately 53% of its borrowers of $250,000 or more, which is approximately 13% of its total dollar loan base. As of the date hereof, all but two customers have responded to the survey. The responses show that the customers are aware of Year 2000 issues and are in the process of updating their systems and have informed the Company that they believe they will be ready for the Year 2000 date change by the end of 1999. The Company will continue to review such responses and will encourage customers to resolve any identified problems. To the extent a problem is identified, the Company intends to monitor the customer's progress in resolving such problem. In the event that Year 2000 noncompliance adversely affects a borrower, the Company may be required to charge-off the loan to that borrower. For a discussion of possible effects of such charge-offs, see "- Contingency Plans" below. In the event that Year 2000 noncompliance causes a depositor to withdraw funds, the Company plans to maintain additional cash on hand. The Company relies on the Federal Reserve for electronic fund transfers and check clearing and understands that the Federal Reserve expects its systems to be Year 2000 compliant by the end of 1998. With respect to its borrowers, the Company includes in its loan documents a Year 2000 disclosure form and an addendum to the loan agreement in which the borrower represents and warrants its Year 2000 compliance to the Company.

      CONTINGENCY PLANS. The Company has finalized its contingency planning with respect to the Year 2000 date change and believes that if its own systems should fail, the Company could convert to a manual entry system for a period of up to six months without significant losses. The Company believes that any mission critical systems could be recovered and operating within seven days. In the event that the Federal Reserve is unable to handle electronic funds transfers and check clearing, the Company does not expect the impact to be material to its financial condition or results of operations as long as the Company is able to utilize an alternative electronic funds transfer and clearing source. As part of its contingency planning, the Company has reviewed its loan customer base and the potential impact on capital of Year 2000 non-compliance. Based on such review, using what it considers to be a reasonable worst case scenario, the Company has assumed that certain of its commercial borrowers whose businesses are most likely to be affected by Year 2000 noncompliance would be unable to repay their loans, resulting in charge-offs of loan amounts in excess of collateral values. If such were the case, the Company believes that it is unlikely that its exposure would exceed $300,000, although there are no assurances that this amount will not be substantially higher. The Company does not believe that this amount is material enough for the Company to adjust its current methodology for making provisions to the allowance for credit losses. In addition, the Company plans to maintain additional cash on hand to meet any unusual deposit withdrawal activity.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT  MARKET RISK

      For information regarding the market risk of the Company's financial instruments, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - FINANCIAL CONDITION - INTEREST RATE SENSITIVITY AND LIQUIDITY". The Company's principal market risk exposure is to changes in interest rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial statements, the reports thereon, the notes thereto and supplementary data commence at page F-1 of this Annual Report on Form 10-K.

      The following table presents certain unaudited quarterly financial information concerning the Company's results of operations for each of the two years ended December 31, 1998. The information should be read in conjunction with the historical Consolidated Financial Statements of the Company and the Notes thereto appearing elsewhere in the Annual Report on Form 10-K.

              CONSOLIDATED QUARTERLY FINANCIAL DATA OF THE COMPANY

                                                                                                 QUARTER ENDED 1998
                                                                               -----------------------------------------------------
                                                                                                     (unaudited)

                                                                               DECEMBER 31     SEPTEMBER 30     JUNE 30     MARCH 31
                                                                               -----------     ------------    ---------    --------
                                                                                   (Dollars in thousands, except per share data)
Interest income ..........................................................     $     6,910     $      5,641    $   5,597    $  5,274
Interest expense .........................................................           3,019            2,395        2,412       2,302
                                                                               -----------     ------------    ---------    --------
     Net interest income .................................................           3,891            3,246        3,185       2,972
Provision for credit losses ..............................................              24               70           75          70
                                                                               -----------     ------------    ---------    --------
     Net interest income after provision .................................           3,867            3,176        3,110       2,902
Noninterest income .......................................................             667              586          622         617
Noninterest expense ......................................................           2,609            2,195        2,148       2,106
                                                                               -----------     ------------    ---------    --------
     Income before income taxes ..........................................           1,925            1,567        1,584       1,413
Provision for income taxes ...............................................             603              487          499         440
                                                                               -----------     ------------    ---------    --------
Net income ...............................................................     $     1,322     $      1,080    $   1,085    $    973
                                                                               ===========     ============    =========    ========

Earnings per share:
     Basic ...............................................................     $      0.29     $       0.27    $    0.27    $   0.24
                                                                               ===========     ============    =========    ========
     Diluted .............................................................            0.28             0.26         0.27        0.24
                                                                               ===========     ============    =========    ========
                                                                                                 QUARTER ENDED 1998
                                                                               -----------------------------------------------------
                                                                                                     (unaudited)

                                                                               DECEMBER 31     SEPTEMBER 30     JUNE 30     MARCH 31
                                                                               -----------     ------------    ---------    --------
                                                                                   (Dollars in thousands, except per share data)
Interest income ..........................................................     $     5,141     $      5,198    $   4,912    $  4,719
Interest expense .........................................................           2,279            2,328        2,262       2,191
                                                                               -----------     ------------    ---------    --------
     Net interest income .................................................           2,862            2,870        2,650       2,528
Provision for credit losses ..............................................              25               60           30          75
                                                                               -----------     ------------    ---------    --------
     Net interest income after provision .................................           2,837            2,810        2,620       2,453
Noninterest income .......................................................             662              589          499         514
Noninterest expense ......................................................           2,108            2,059        1,877       1,792
                                                                               -----------     ------------    ---------    --------
     Income before income taxes ..........................................           1,391            1,340        1,242       1,175
Provision for income taxes ...............................................             438              392          390         366
                                                                               -----------     ------------    ---------    --------
     Net income ..........................................................     $       953     $        948    $     852    $    809
                                                                               ===========     ============    =========    ========
Earnings per share:
     Basic ...............................................................     $      0.24     $       0.24    $    0.23    $   0.23
                                                                               ===========     ============    =========    ========
     Diluted .............................................................            0.23             0.23         0.23        0.23
                                                                               ===========     ============    =========    ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There have been no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the two year period ended December 31, 1998.

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information under the captions "Election of Directors," "Continuing Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's Proxy Statement dated April 1, 1999, relating to the 1999 Annual Meeting of Shareholders (the "1999 Proxy Statement") is incorporated herein by reference in response to this item.

ITEM 11.  EXECUTIVE COMPENSATION

      The information under the caption "Executive Compensation and Other Matters" in the 1999 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information under the caption "Beneficial Ownership of Common Stock by Management of the Company and Principal Shareholders" in the 1999 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information under the caption "Interests of Management and Others in Certain Transactions" in the 1999 Proxy Statement is incorporated herein by reference in response to this item.

PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

      Reference is made to the Financial Statements, the reports thereon, the Notes thereto and supplementary data commencing at page F-1 of this Annual Report on Form 10-K. Set forth below is a list of such Financial Statements:

      Independent Auditors' Report

      Consolidated Balance Sheets as of December 31, 1998 and 1997

      Consolidated Statements of Income for the Years Ended December 31, 1998,
        1997, and 1996

      Consolidated Statements of Changes in Shareholders' Equity for the Years
        Ended December 31, 1998, 1997 and 1996

      Consolidated Statements of Cash Flows for the Years Ended December 31,
        1998, 1997 and 1996

Notes to Consolidated Financial Statements

FINANCIAL STATEMENT SCHEDULES

      All supplemental schedules are omitted as inapplicable or because the required information is included in the Consolidated Financial Statements or Notes thereto.

EXHIBITS

      Each exhibit marked with an asterisk is filed with this Annual Report on Form 10-K.

 EXHIBIT
 NUMBER                     DESCRIPTION
 -------                    -----------
 3.1     -  Amended and Restated Articles of Incorporation of the Company
            (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-63267) (the "Registration Statement").

 3.2     -  Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Registration Statement).

 4       -  Specimen form of certificate evidencing the Common Stock
            (incorporated herein by reference to Exhibit 4 to the Registration
            Statement).

10.1     -  Prosperity Bancshares, Inc. 1995 Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the Registration Statement).

10.2     -  Prosperity Bancshares, Inc. 1998 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Registration Statement).

10.3     -  Employment Agreements (incorporated herein by reference to Exhibit
            10.3 to the Registration Statement).

10.4     -  Agreement and Plan of Reorganization dated June 5, 1998 between the
            Company, First Prosperity Bank and Union State Bank (incorporated herein by reference to Exhibit 10.4 to the Registration Statement).

10.5     -  Loan Agreement dated December 27, 1997 between the Company and
            Norwest Bank Minnesota, National Association (incorporated herein by reference to Exhibit 10.5 to the Registration Statement).

21       -  Subsidiaries of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 21 to the Registration Statement).

27*      -  Financial Data Schedule.


   REPORTS ON FORM 8-K

      The Company did not file any Current Reports on Form 8-K during the fourth quarter of 1998.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, PROSPERITY BANCSHARES, INC., HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF HOUSTON AND STATE OF TEXAS ON MARCH 11, 1999.

                                             PROSPERITY BANCSHARES, INC.


                                             BY: /S/TRACY T. RUDOLPH
                                                 TRACY T. RUDOLPH
                                                 CHAIRMAN OF THE BOARD

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE INDICATED CAPACITIES ON MARCH 11, 1999.

     SIGNATURE                              POSITIONS

/s/TRACY T. RUDOLPH                 Chairman of the Board (principal
   Tracy T. Rudolph                 executive officer)

/s/DAVID HOLLAWAY                   Chief Financial Officer (principal
   David Hollaway                   financial officer and principal
                                    accounting officer)

/s/HARRY BAYNE                      Director
   Harry Bayne

/s/JAMES A. BOULIGNY                Director
   James A. Bouligny

/s/J.T. HERIN                       Director
   J.T. Herin

/s/CHARLES M. SLAVIK                Director
   Charles M. Slavik

/s/HARRISON STAFFORD                Director
   Harrison Stafford

/s/ROBERT STEELHAMMER               Director
   Robert Steelhammer

/s/DAVID ZALMAN                     Director
   David Zalman

                        TABLE OF CONTENTS TO FINANCIAL STATEMENTS

                                                                 PAGE
Prosperity Bancshares, Inc.
      Independent Auditors' Report....................            F-2

      Consolidated Balance Sheets as of
            December 31, 1998 and 1997 ...............            F-3

       Consolidated Statements of Income
            for the Years Ended December 31, 1998
            1997 and 1996.............................            F-4

      Consolidated Statements of Changes
            in Shareholders' Equity for the
            Years Ended December 31, 1998,
            1997 and 1996.............................            F-5

      Consolidated Statements of Cash
            Flows for the Years  Ended
            December 31, 1998, 1997
            and 1996..................................            F-6

      Notes to Consolidated Financial
            Statements................................            F-8

                               INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of Prosperity Bancshares, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Prosperity Bancshares, Inc. and subsidiaries (collectively, the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Prosperity Bancshares, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


Deloitte & Touche LLP


/s/ DELOITTE & TOUCHE LLP
February 18, 1999
Houston, Texas

                  PROSPERITY BANCSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                              DECEMBER 31,
                                                                                                   --------------------------------
                                                                                                      1998                  1997
                                                                                                   ---------              ---------
                                                                                                          (Dollars in thousands)

                           ASSETS
Cash and due from banks (Note 3) .....................................................             $  18,243              $  17,372
Interest-bearing deposits in financial institutions ..................................                    99                    198
Available for sale securities, at fair value
    (amortized cost of $113,300 and $38,650,
     respectively)  (Note 4) .........................................................               113,828                 38,612
Held to maturity securities, at cost
    (fair value of $115,021 and $129,774,
    respectively) (Note 4) ...........................................................               113,916                129,256
Loans (Notes 5 and 6) ................................................................               170,478                120,578
Less allowance for credit losses (Note 7) ............................................                (1,850)                (1,016)
                                                                                                   ---------              ---------
                Loans, net ...........................................................               168,628                119,562
Accrued interest receivable ..........................................................                 3,990                  2,501
Goodwill, net of accumulated
    amortization of $3,077 and
    $2,577, respectively .............................................................                 9,690                  5,644
Bank premises and equipment, net (Note 8) ............................................                 6,105                  5,530
Other assets .........................................................................                 1,813                  1,468
                                                                                                   ---------              ---------
TOTAL ................................................................................             $ 436,312              $ 320,143
                                                                                                   =========              =========

    LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
    Deposits (Note 9):
        Noninterest-bearing ..........................................................             $  84,976              $  61,447
        Interest-bearing .............................................................               305,683                230,069
                                                                                                   ---------              ---------
                Total deposits .......................................................               390,659                291,516
    Other borrowings (Note 10) .......................................................                 2,437                  2,800
    Accrued interest payable .........................................................                 1,081                    709
    Other liabilities ................................................................                   700                    300
                                                                                                   ---------              ---------
                Total liabilities ....................................................               394,877                295,325
COMMITMENTS AND CONTINGENCIES
    (Notes 12 and 16)
SHAREHOLDERS' EQUITY (Notes 14, 17,  and 18):
    Common stock, $1 par value; 50,000,000 shares
        authorized; 5,176,401 and 3,993,884,
        shares issued at December 31, 1998 and
        1997, respectively; 5,172,825 and
         3,990,308 shares outstanding at
        December 31, 1998 and 1997, respectively .....................................                 5,176                  3,993
    Capital surplus ..................................................................                16,477                  4,818
    Retained earnings ................................................................                19,452                 16,049
    Accumulated other comprehensive income    net
           unrealized gains (losses) on available for sale
           securities, net of tax of $179 and
        $13, respectively ............................................................                   348                    (24)
    Less treasury stock, at cost, 3,576 and
        3,576 shares, respectively ...................................................                   (18)                   (18)
                                                                                                   ---------              ---------
                Total shareholders' equity ...........................................                41,435                 24,818
                                                                                                   ---------              ---------
TOTAL ................................................................................             $ 436,312              $ 320,143
                                                                                                   =========              =========

                 See notes to consolidated financial statements.

                  PROSPERITY BANCSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                                                 ---------------------------------------------------
                                                                                  1998                  1997                  1996
                                                                                 -------               -------               -------
                                                                                     (Dollars in thousands, except per share data)
INTEREST INCOME:
   Loans, including fees .........................................               $12,282               $10,206               $ 9,136
   Securities:
       Taxable ...................................................                10,152                 8,950                 6,648
       Nontaxable ................................................                   682                   605                   723
   Federal funds sold ............................................                   299                   193                   310
    Deposits in financial institutions ...........................                     7                    16                    24
                                                                                 -------               -------               -------
          Total interest income ..................................                23,422                19,970                16,841
                                                                                 -------               -------               -------
INTEREST EXPENSE:
   Deposits ......................................................                 9,993                 8,858                 7,720
   Note payable and federal funds
       purchased .................................................                    24                   132                   203
   Other .........................................................                   111                    70
                                                                                 -------               -------               -------
   Total interest expense ........................................                10,128                 9,060                 7,923
                                                                                 -------               -------               -------
NET INTEREST INCOME ..............................................                13,294                10,910                 8,918
PROVISION FOR CREDIT LOSSES (Note 7) .............................                   239                   190                   230
                                                                                 -------               -------               -------
NET INTEREST INCOME AFTER PROVISION
   FOR CREDIT LOSSES .............................................                13,055                10,720                 8,688
                                                                                 -------               -------               -------
NONINTEREST INCOME:
   Customer service fees .........................................                 2,173                 2,062                 1,742
   Other .........................................................                   319                   202                   155
                                                                                 -------               -------               -------
          Total noninterest income ...............................                 2,492                 2,264                 1,897
                                                                                 -------               -------               -------
NONINTEREST EXPENSE:
   Salaries and employee benefits
       (Note 15) .................................................                 4,541                 3,968                 3,415
   Net occupancy expense .........................................                   768                   811                   710
   Data processing ...............................................                   807                   642                   493
   Goodwill amortization .........................................                   500                   402                   257
   Depreciation expense ..........................................                   290                   431                   367
   Other .........................................................                 2,152                 1,582                 1,392
                                                                                 -------               -------               -------
          Total noninterest expense ..............................                 9,058                 7,836                 6,634
                                                                                 -------               -------               -------

INCOME BEFORE INCOME TAXES .......................................                 6,489                 5,148                 3,951
PROVISION FOR INCOME TAXES (Note 13) .............................                 2,029                 1,586                 1,240
                                                                                 -------               -------               -------

NET INCOME .......................................................               $ 4,460               $ 3,562               $ 2,711
                                                                                 =======               =======               =======
EARNINGS PER SHARE
   (Note 1):
   Basic .........................................................               $  1.08               $  0.94               $  0.77
                                                                                 =======               =======               =======
   Diluted .......................................................               $  1.04               $  0.92               $  0.76
                                                                                 =======               =======               =======

                 See notes to consolidated financial statements.

                  PROSPERITY BANCSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                         ACCUMULATED
                                                                                           OTHER
                                                                                        COMPREHENSIVE
                                                                                        INCOME    NET
                                                                                       UNREALIZED LOSS
                                               COMMON STOCK                             ON AVAILABLE                     TOTAL
                                            ------------------   CAPITAL   RETAINED       FOR SALE        TREASURY    SHAREHOLDERS'
                                             SHARES     AMOUNT   SURPLUS   EARNINGS      SECURITIES        STOCK         EQUITY
                                            ---------   ------   -------   --------    ---------------    --------    -------------
                                                                     (Amounts in thousands, except share data)

BALANCE AT JANUARY 1, 1996 ...............  3,513,884   $3,513   $ 2,298   $ 10,701    $           (55)               $      16,457
      Net income .........................                                    2,711                                           2,711
      Net change in unrealized loss on
        available for sale securities ....                                                          35                           35
                                                                                                                      -------------
      Total comprehensive income .........                                                                                    2,745
                                                                                                                      -------------
      Purchase of treasury stock .........                                                                $    (19)             (19)
      Cash dividends declared, $0.10
        per share ........................                                     (351)                                           (351)
                                            ---------   ------   -------   --------    ---------------    --------    -------------

BALANCE AT DECEMBER 31, 1996 .............  3,513,884    3,513     2,298     13,061                (20)        (19)          18,833
      Net income .........................                                    3,562                                           3,562
      Net change in unrealized loss on
        available for sale securities ....                                                          (4)                          (4)
                                                                                                                      -------------
      Total comprehensive income .........                                                                                    3,558
                                                                                                                      -------------
      Sale of treasury stock .............                                                                       1                1
      Issuance of common stock ...........    480,000      480     2,520                                                      3,000
      Cash dividends declared, $0.15
        per share ........................                                     (574)                                           (574)
                                            ---------   ------   -------   --------    ---------------    --------    -------------
BALANCE AT DECEMBER 31, 1997 .............  3,993,884    3,993     4,818     16,049                (24)        (18)          24,818
      Net income .........................                                    4,460                                           4,460
      Net change in unrealized loss on
        available for sale securities ....                                                         372                          372
                                                                                                                      -------------
      Total comprehensive income .........                                                                                    4,832
                                                                                                                      -------------
        Sale of common stock .............  1,182,517    1,183    11,659                                                     12,841
      Cash dividends declared, $0.20
        per share ........................                                   (1,057)                                         (1,057)
                                            ---------   ------   -------   --------    ---------------    --------    -------------
BALANCE AT DECEMBER 31, 1998 .............  5,176,401   $5,176   $16,477   $ 19,452    $           348    $    (18)   $      41,435
                                            =========   ======   =======   ========    ===============    ========    =============

                 See notes to consolidated financial statements.

                  PROSPERITY BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                                                   ------------------------------------------------
                                                                                     1998                1997                1996
                                                                                   --------            --------            --------
                                                                                                 (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ..........................................................           $  4,460            $  3,562            $  2,711
   Adjustments to reconcile net income
      to net cash provided by operating activities:
      Depreciation and amortization ....................................              1,023                 833                 624
      Provision for credit losses ......................................                239                 190                 230
      Net amortization (accretion) of
        premium/discount on  investments ...............................                236                 340                 285
      Loss on sale of real estate
        acquired by foreclosure ........................................                  2                   2
      Increase in accrued interest receivable ..........................               (624)               (297)               (126)
      Increase in other assets .........................................               (180)               (396)               (222)
      (Decrease) increase in accrued
        interest payable and other  liabilities ........................                217                 (80)               (138)
                                                                                   --------            --------            --------
        Total adjustments ..............................................                913                 592                 653
                                                                                   --------            --------            --------
        Net cash provided by operating activities ......................              5,373               4,154               3,364
                                                                                   --------            --------            --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities and
      principal paydowns of held to
      maturity securities ..............................................             54,725              35,405              23,334
   Purchase of held to maturity securities .............................            (15,983)            (66,766)            (39,744)
   Proceeds from sales of available
      for sale securities
   Proceeds from maturities and
      principal paydowns of available
      for sale securities ..............................................             24,109              14,206              12,061
   Purchase of available for sale securities ...........................            (81,729)             (3,497)            (25,942)
   Net increase in loans ...............................................            (28,433)             (7,482)            (14,189)
   Net proceeds from sale of real
      estate acquired by foreclosure ...................................                 38                 187
   Purchase of bank premises and equipment .............................               (343)               (743)               (364)
   Proceeds from sale of bank premises
      and equipment ....................................................                  4
   Net decrease (increase) in
      interest-bearing deposits in
      financial institutions ...........................................                 99                 198                (198)
   Premium paid for Angleton branch ....................................                                 (1,990)
   Net liabilities acquired in purchase of
      Angleton branch (net of
      acquired cash of $565) ...........................................                                 28,647
   Premium paid for Bay City branch ....................................                                                     (1,750)
   Net liabilities acquired in purchase of
      Bay City branch (net of
      acquired cash of $492) ...........................................                                                     27,542
   Premium paid for West Columbia branch ...............................               (250)
   Net liabilities acquired in purchase of
      West Columbia branch (net
      of acquired cash of $84) .........................................              5,799
Premium paid for purchase of East Bernard ..............................             (4,297)
Net liabilities acquired in purchase of
      East Bernard (net of acquired
      cash of $16,602) .................................................              3,134
                                                                                   --------            --------            --------
        Net cash (used in) investing activities ........................            (43,131)             (1,835)            (19,246)
                                                                                   --------            --------            --------

                 See notes to consolidated financial statements.
                      (TABLE CONTINUED ON FOLLOWING PAGE)

                  PROSPERITY BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          FOR THE YEARS ENDED DECEMBER 31,
                                                                             ------------------------------------------------------
                                                                                1998                  1997                   1996
                                                                             ---------              ---------              --------
                                                                                             (Dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in noninterest-bearing
      deposits .................................................             $  13,881              $   1,210              $  5,212
   Net (decrease) increase in
      interest-bearing deposits ................................                13,328                 (9,861)               12,455
   Proceeds from line of credit ................................                 2,000                  3,266
   Repayments of line of credit ................................                (2,000)                (3,266)               (1,517)
   Proceeds from other borrowings ..............................              (330,070)               296,585
   Repayments of other borrowings ..............................               329,705               (293,785)
   Proceeds from the issuance of
      common stock .............................................                12,842                  3,000
   Purchase of treasury stock ..................................                   (19)
   Sale of treasury stock ......................................                                            1
   Payments of cash dividends ..................................                (1,057)                  (575)                 (351)
                                                                             ---------              ---------              --------
        Net cash (used in) provided by
            financing activities ...............................                38,629                 (6,691)               19,046
                                                                             ---------              ---------              --------

NET (DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS ............................................             $     871              $  (4,372)             $  3,164
CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD ...................................................                17,372                 21,744                18,580
                                                                             ---------              ---------              --------
CASH AND CASH EQUIVALENTS, END OF
   PERIOD ......................................................             $  18,243              $  17,372              $ 21,744
                                                                             =========              =========              ========
INCOME TAXES PAID ..............................................             $   1,882              $   1,681              $  1,111
                                                                             =========              =========              ========
INTEREST PAID ..................................................             $   9,755              $   9,039              $  7,849
                                                                             =========              =========              ========

NONCASH INVESTING ACTIVITIES:
The Company acquired certain real
  estate through foreclosure of
  collateral on loans totaling
  approximately $140, $189, and $0
  during the years ended
  December 31, 1998, 1997, and 1996,
  respectively.

                 See notes to consolidated financial statements.

                        PROSPERITY BANCSHARES, INC. AND SUBSIDIARY
                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

NATURE OF OPERATIONS -- Prosperity Bancshares, Inc. ("Bancshares") and its subsidiaries, Prosperity Holdings, Inc. ("Holdings") and First Prosperity Bank (the "Bank") (collectively referred to as the "Company") provide retail and commercial banking services.

The Bank operates twelve branch banking offices in South Central Texas, with three locations in Houston and nine locations south, southeast and southwest of Houston in Angleton, Bay City, Cuero, East Bernard, Edna, El Campo, West Columbia and Victoria.

PRINCIPLES OF CONSOLIDATION -- The consolidated financial statements include the accounts of Bancshares and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The accounting and reporting policies of the Company conform to generally accepted accounting principles ("GAAP") and the prevailing practices within the banking industry. A summary of significant accounting and reporting policies is as follows:

USE OF ESTIMATES -- The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

SECURITIES -- Securities held to maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts. Management has the positive intent and the Company has the ability to hold these assets as long-term securities until their estimated maturities. Under certain circumstances (including the deterioration of the issuer's creditworthiness or a change in tax law or statutory or regulatory requirements), securities may be sold or transferred to another portfolio.

Securities available for sale are carried at fair value. Unrealized gains and losses are excluded from earnings and reported, net of tax, as a separate component of shareholders' equity until realized. Securities within the available for sale portfolio may be used as part of the Company's asset/liability strategy and may be sold in response to changes in interest risk, prepayment risk or other similar economic factors.

Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other than temporary would result in write-downs of the individual securities to their fair value. The related write-downs would be included in earnings as realized losses.

Premiums and discounts are amortized and accreted to operations using the level-yield method of accounting, adjusted for prepayments as applicable. The specific identification method of accounting is used to compute gains or losses on the sales of these assets. Interest earned on these assets is included in interest income.

LOANS -- Loans are stated at the principal amount outstanding, net of unearned discount and fees. Unearned discount relates principally to consumer installment loans. The related interest income for multipayment loans is recognized principally by the "sum of the digits" method which records interest in proportion to the declining outstanding balances of the loans; for single payment loans, such income is recognized using the straight-line method.

      Effective January 1, 1995, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure." SFAS No. 114 applies to all impaired loans, with the exception of groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. A loan is defined as impaired by SFAS No. 114 if, based on current information and events, it is probable that a creditor will be unable to collect all amounts due, both interest and principal, according to the contractual terms of the loan agreement. Specifically, SFAS No. 114 requires that the allowance for credit losses related to impaired loans be determined based on the difference of carrying value of loans and the present value of expected cash flows discounted at the loan's effective interest rate or, as a practical expedient, the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Prior to the adoption of SFAS No. 114, the Company's methodology for determining the adequacy of the allowance for credit losses did not incorporate the concept of the time value of money and the expected future interest cash flow.

                   PROSPERITY BANCSHARES, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

      As permitted by SFAS No. 118, interest revenue received on impaired loans continues to be either applied against principal or realized as interest revenue, according to management's judgment as to the collectibility of principal. Adoption of these pronouncements, SFAS Nos. 114 and 118, had no impact on the Company's consolidated financial statements including the level of the allowance for credit losses.

      OTHER REAL ESTATE -- Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at the lesser of the outstanding loan balance or the fair value at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in the net gain/loss and carrying costs of other real estate.

      NONREFUNDABLE FEES AND COSTS ASSOCIATED WITH LENDING ACTIVITIES - Loan origination fees are recognized over the life of the related loan as an adjustment to yield using the interest method.

      Generally, loan commitment fees are deferred, except for certain retrospectively determined fees, and recognized as an adjustment of yield by the interest method over the related loan life or, if the commitment expires unexercised, recognized in income upon expiration of the commitment.

      NONPERFORMING LOANS AND PAST DUE LOANS -- Included in the nonperforming loan category are loans which have been categorized by management as nonaccrual because collection of interest is doubtful and loans which have been restructured to provide a reduction in the interest rate or a deferral of interest or principal payments. When the payment of principal or interest on a loan is delinquent for 90 days, or earlier in some cases, the loan is placed on nonaccrual status unless the loan is in the process of collection and the underlying collateral fully supports the carrying value of the loan. If the decision is made to continue accruing interest on the loan, periodic reviews are made to confirm the accruing status of the loan. When a loan is placed on nonaccrual status, interest accrued during the current year prior to the judgment of uncollectibility is charged to operations. Interest accrued during prior periods is charged to allowance for credit losses. Generally, any payments received on nonaccrual loans are applied first to outstanding loan amounts and next to the recovery of charged-off loan amounts. Any excess is treated as recovery of lost interest.

      Restructured loans are those loans on which concessions in terms have been granted because of a borrower's financial difficulty. Interest is generally accrued on such loans in accordance with the new terms.

      ALLOWANCE FOR CREDIT LOSSES -- The allowance for credit losses is a valuation allowance available for losses incurred on loans. All losses are charged to the allowance when the loss actually occurs or when a determination is made that such a loss is probable. Recoveries are credited to the allowance at the time of recovery.

      Throughout the year, management estimates the probable level of losses to determine whether the allowance for credit losses is adequate to absorb losses in the existing portfolio. Based on these estimates, an amount is charged to the provision for credit losses and credited to the allowance for credit losses in order to adjust the allowance to a level determined to be adequate to absorb losses.

      Management's judgment as to the level of losses on existing loans involves the consideration of current and anticipated economic conditions and their potential effects on specific borrowers; an evaluation of the existing relationships among loans, probable credit losses and the present level of the allowance; results of examinations of the loan portfolio by regulatory agencies; and management's internal review of the loan portfolio. In determining the collectibility of certain loans, management also considers the fair value of any underlying collateral. The amounts ultimately realized may differ from the carrying value of these assets because of economic, operating or other conditions beyond the Company's control.

      Estimates of credit losses involve an exercise of judgment. While it is possible that in the short term the Company may sustain losses which are substantial in relation to the allowance for credit losses, it is the judgment of management that the allowance for credit losses reflected in the consolidated balance sheets is adequate to absorb probable losses that exist in the current loan portfolio.

      PREMISES AND EQUIPMENT -- Premises and equipment are carried at cost less accumulated depreciation. Depreciation expense is computed principally using the straight-line method over the estimated useful lives of the assets which range from three to 30 years.

                   PROSPERITY BANCSHARES, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

      AMORTIZATION OF GOODWILL -- Goodwill is amortized using the straight-line method over a period of 15 to 25 years. Goodwill is periodically assessed for impairment.

      INCOME TAXES -- Bancshares files a consolidated federal income tax return. The Bank computes federal income taxes as if it filed a separate return and remits to, or is reimbursed by, Bancshares based on the portion of taxes currently due or refundable.

      Deferred tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

      STOCK-BASED COMPENSATION -- The Company accounts for its employee stock options using the intrinsic value-based method and makes pro forma disclosures of net income and earnings per share using the fair value-based method (see Note
14).

      STATEMENTS OF CASH FLOWS -- For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks as well as federal funds sold that mature in three days or less.

      RECLASSIFICATIONS -- Certain reclassifications have been made to 1997 and 1996 balances to conform to the current year presentation. All reclassifications have been applied consistently for the periods presented.

      EARNINGS PER SHARE -- SFAS No. 128, "Earnings Per Share," requires presentation of basic and diluted earnings per share. Basic earnings per share has been computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Net income per common share for all periods presented has been calculated in accordance with SFAS 128. Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares.

      The following table illustrates the computation of basic and diluted earnings per share after effect of stock split (Note 17):

                                                                                             DECEMBER 31,
                                                                       -------------------------------------------------------------
                                                                             1998                 1997                    1996
                                                                       -----------------     -----------------     -----------------
                                                                                   PER                   PER                   PER
                                                                                  SHARE                 SHARE                 SHARE
                                                                       AMOUNT     AMOUNT     AMOUNT     AMOUNT     AMOUNT     AMOUNT
                                                                       ------     ------     ------     ------     ------     ------
                                                                                (Dollars in thousands, except per share data)
Net income .......................................................     $4,460                $3,562                $2,711
Basic:
     Weighted average shares
       outstanding ...............................................      4,116     $ 1.08      3,778     $ 0.94      3,513     $ 0.77
                                                                                  ======                ======                ======
Diluted:
     Weighted average shares
       outstanding ...............................................      4,116                 3,778                 3,513
     Effect of dilutive securities --
       options ...................................................        193                    86                    47
                                                                       ------                ------                ------
     Total .......................................................      4,309     $ 1.04      3,864     $ 0.92      3,560     $ 0.76
                                                                       ======     ======     ======     ======     ======     ======

      RECENTLY ISSUED ACCOUNTING STANDARDS - Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" requires that all components of comprehensive income and total comprehensive income be reported on one of the following: (1) the statement of income, (2) the statement of stockholders' equity, or (3) a separate statement of comprehensive income. Comprehensive income is comprised of net income and all changes to stockholders' equity, except those due to investments by owners (changes in paid-in capital) and distributions to owners (dividends). The Company adopted this statement effective January 1, 1998 and has elected to report comprehensive income in the consolidated statements of stockholders' equity.

                        PROSPERITY BANCSHARES, INC. AND SUBSIDIARY
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

      Other comprehensive income consists of unrealized gains and losses on available for sale securities. For the year ended December 31, 1998, the change in net unrealized loss on available for sale securities is reported in the consolidated statement of stockholders' equity.

      SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes new standards for public companies to report information about their operating segments, products and services, geographic areas and major customers. The statement is effective for financial statements issued for periods beginning after December 15, 1997. The Company has adopted SFAS No. 131 effective January 1, 1998. Adoption had no material effect on the Consolidated Financial statements.

      SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivative instruments and requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. This statement is effective for periods beginning after June 15, 1999. Management believes the implementation of this pronouncement will not have a material effect on the Company's financial statements.

2.  ACQUISITIONS

      Effective October 1, 1998, the Company purchased $21.5 million in loans, $66.1 million in deposits, and $292,000 in real property and fixed assets from Union State Bank in East Bernard, Texas.

      In connection with the purchase, the Company paid a cash premium of approximately $4.3 million. This premium was recorded as goodwill and will be amortized on a straight-line basis over 25 years. The acquisition was partially financed with proceeds from the 1997 common stock issuance (Note 17).

      The acquisition was accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of the acquired bank were recorded at their fair values at the acquisition date.

      The following summarized proforma information assumes the Union State Bank acquisition had occurred on January 1, 1997:

                                               YEAR ENDED DECEMBER 31,
                                               -----------------------
                                                1998             1997
                                               -------         -------
                                  (Dollars in thousands, except per share data)
Net interest income ..................         $15,204         $13,434
Net earnings .........................           5,169           4,326
Earnings per share (diluted) .........            1.20            1.12

      On February 27, 1998, the Company purchased for cash certain assets and liabilities and all deposits and related accrued interest payable of Community State Bank in West Columbia. The Company acquired $103,000 in loans, and $5.9 million in deposits. The Company paid a cash premium of $250,000 which is being amortized over fifteen years using the straight-line method. The acquisition was accounted for using the purchase method of accounting.

      During March 1997, the Company entered into a purchase and assumption agreement with another bank to purchase certain assets and to assume certain deposit accounts and related accrued interest payable of a branch located in Angleton, Texas. Effective June 20, 1997, the Company purchased approximately $723,000 in real property and fixed assets and assumed deposits, including unpaid accrued interest, totaling approximately $29,370,000.

      In connection with the purchase, the Company paid a cash premium of approximately $1,990,000. This premium was recorded as goodwill and is being amortized on a straight-line basis over 15 years. The acquisition was partially financed with proceeds from the 1997 common stock issuance (Note 17).

      The acquisition was accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of the acquired branch were recorded at their fair values at the acquisition date.

                   PROSPERITY BANCSHARES, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

      During March 1996, the Company entered into a purchase and assumption agreement with another bank to purchase certain assets and to assume certain deposit accounts and related accrued interest payable of a branch located in Bay City, Texas. Effective June 21, 1996, the Company purchased approximately $10,600,000 in loans and $680,000 in real property and fixed assets and assumed deposits, including unpaid accrued interest, totaling approximately $38,824,000.

      In connection with the purchase, the Company paid a cash premium of $1,750,000. This premium was recorded as goodwill and is being amortized on a straight-line basis over 15 years. The acquisition was financed with proceeds from a note payable to an unaffiliated bank (see Note 10).

      The acquisition was accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of the acquired branch were recorded at their fair values at the acquisition date.

3. CASH AND DUE FROM BANKS

      The Bank is required by the Federal Reserve Bank to maintain average reserve balances. "Cash and due from banks" in the consolidated balance sheets includes amounts so restricted of approximately $5,399,000 and $5,849,000 at and December 31, 1998 and 1997.

                   PROSPERITY BANCSHARES, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

4. SECURITIES

      The amortized cost and fair value of debt securities are as follows:

                                                                                             DECEMBER 31, 1998
                                                                       -------------------------------------------------------------
                                                                                      GROSS         GROSS
                                                                       AMORTIZED    UNREALIZED    UNREALIZED     FAIR       CARRYING
                                                                         COST         GAINS         LOSSES       VALUE       VALUE
                                                                       ---------    ----------    ----------    --------    --------
                                                                                            (Dollars in thousands)
AVAILABLE FOR SALE
U.S. Treasury securities and
  obligations of U.S. government
  agencies ........................................................    $  67,864    $      285    $       58    $ 68,091    $ 68,091
States and political subdivisions .................................        4,026           239                     4,265       4,265
Collateralized mortgage obligations ...............................       10,832           166            26      10,972      10,972
Mortgage-backed securities ........................................       30,578            98           176      30,500      30,500
                                                                       ---------    ----------    ----------    --------    --------
Total .............................................................    $ 113,300    $      788    $      260    $113,828    $113,828
                                                                       =========    ==========    ==========    ========    ========

HELD TO MATURITY
U.S. Treasury securities and
  obligations of U.S. government
  agencies ........................................................    $  60,739    $      572    $        2    $ 61,309    $ 60,739
States and political subdivisions .................................       15,022           376             3      15,395      15,022
Collateralized mortgage
  obligations .....................................................        2,081                           3       2,078       2,081
Mortgage-backed securities ........................................       36,074           265           100      36,239      36,074
                                                                       ---------    ----------    ----------    --------    --------
Total .............................................................    $ 113,916    $    1,213    $      108    $115,021    $113,916
                                                                       =========    ==========    ==========    ========    ========
                                                                                             DECEMBER 31, 1997
                                                                       -------------------------------------------------------------
                                                                                      GROSS         GROSS
                                                                       AMORTIZED    UNREALIZED    UNREALIZED     FAIR       CARRYING
                                                                         COST         GAINS         LOSSES       VALUE       VALUE
                                                                       ---------    ----------    ----------    --------    --------
                                                                                            (Dollars in thousands)
Available for Sale
U.S. Treasury securities and
  obligations of U.S. government
  agencies ........................................................    $  19,988    $       57                  $ 20,045    $ 20,045
States and political subdivisions .................................        1,363           102                     1,465       1,465
Mortgage-backed securities ........................................       17,299            61    $      258      17,102      17,102
                                                                       ---------    ----------    ----------    --------    --------
Total .............................................................    $  38,650    $      220    $      258    $ 38,612    $ 38,612
                                                                       =========    ==========    ==========    ========    ========

Held to Maturity
U.S. Treasury securities and
  obligations of U.S. government
  agencies ........................................................    $  63,171    $      245    $       21    $ 63,395    $ 63,171
States and political subdivisions .................................       10,465           141             1      10,605      10,465
Collateralized mortgage
  obligations .....................................................        8,749            19            15       8,753       8,749
Mortgage-backed securities ........................................       46,871           372           222      47,021      46,871
                                                                       ---------    ----------    ----------    --------    --------
Total .............................................................    $ 129,256    $      777    $      259    $129,774    $129,256
                                                                       =========    ==========    ==========    ========    ========

                   PROSPERITY BANCSHARES, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

      The amortized cost and fair value of debt securities at December 31, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                 HELD TO MATURITY              AVAILABLE FOR SALE
                                                                             ------------------------       ------------------------
                                                                                              (Dollars in thousands)

                                                                             AMORTIZED        FAIR          AMORTIZED         FAIR
                                                                               COST           VALUE           COST            VALUE
                                                                             ---------       --------       ---------       --------
Due in one year or less ..............................................       $  16,118       $ 16,230       $   4,009       $  4,026
Due after one year through five
   years .............................................................          56,945         57,684          50,536         50,756
Due after five years through ten
   years .............................................................           2,695          2,792          17,070         17,274
Due after ten years ..................................................             272            296
                                                                             ---------       --------       ---------       --------
Subtotal .............................................................          75,758         76,706          71,887         72,412
Mortgage-backed securities and
   collateralized mortgage
   obligations .......................................................          38,158         38,315          41,413         41,476
                                                                             ---------       --------       ---------       --------

Total ................................................................       $ 113,916       $115,021       $ 113,300       $113,828
                                                                             =========       ========       =========       ========

      There were no sales of held to maturity or available for sale investments in debt securities during 1998, 1997 and 1996.

      The Company does not own securities of any one issuer (other than the U.S. government and its agencies) for which aggregate adjusted cost exceeds 10% of the consolidated shareholders' equity at December 31, 1998 and December 31, 1997. Securities with amortized costs of approximately $68,245,999 and $61,303,319 and a fair value of approximately $68,698,655 and $61,146,428 at December 31, 1998 and 1997, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

5. LOANS

      The loan portfolio consists of various types of loans made principally to borrowers located in Southeast Texas and is classified by major type as follows (rounded):
                                                             DECEMBER 31,
                                                       -------------------------
                                                         (Dollars in thousands)
                                                         1998             1997
                                                       --------         --------
Commercial and industrial ....................         $ 16,972         $ 11,611
Real estate:
  Construction and land
     development .............................            1,727            6,453
  1-4 family residential .....................           88,139           53,625
  Commercial mortgages .......................           22,240           16,277
  Farmland ...................................            6,148            5,804
  Multi-family residential ...................            1,090              937
Agriculture ..................................           14,107            6,359
Consumer .....................................           20,711           20,498
                                                       --------         --------
Total ........................................          171,134          121,564
Less unearned discount .......................              656              986
                                                       --------         --------
Total ........................................         $170,478         $120,578
                                                       ========         ========

                   PROSPERITY BANCSHARES, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

The following table summarizes as of the dates indicated the loan portfolio of the Company by type of loan:

                                                          DECEMBER 31, 1998
                                             --------------------------------------------
                                                        AFTER ONE
                                             ONE YEAR    THROUGH     AFTER FIVE
                                             OR LESS    FIVE YEARS      YEARS      TOTAL
                                             --------   ----------   ----------   -------
                                                         (Dollars in thousands)
Commercial and industrial ................   $ 10,354   $    4,355   $    2,263   $16,972
Construction and land development ........      1,707           20                  1,727
                                             --------   ----------   ----------   -------
          Total ..........................   $ 12,061   $    4,375   $    2,263   $18,699
                                             ========   ==========   ==========   =======
Loans with a predetermined interest
  rate ...................................   $  6,248   $    2,879   $    1,670   $10,797
Loans with a floating interest
  rate ...................................      5,813        1,496          593     7,902
                                             --------   ----------   ----------   -------

Total ....................................   $ 12,061   $    4,375   $    2,263   $18,649
                                             ========   ==========   ==========   =======

      As discussed in Note 1, the Bank adopted SFAS No. 114 and 118 effective January 1, 1995. Adoption of these statements had no impact on the Company's financial statements including the level of the allowance for credit losses. Instead, it resulted only in a reallocation of the existing allowance for credit losses.

      As of December 31, 1998 and 1997, loans outstanding to directors, officers and their affiliates were approximately $2,231,000 and $2,432,000, respectively. In the opinion of management, all transactions entered into between the Company and such related parties have been, and are, in the ordinary course of business, made on the same terms and conditions as similar transactions with unaffiliated persons.

      An analysis of activity with respect to these related-party loans is as follows:

                                                              YEAR ENDED
                                                              DECEMBER 31,
                                                         ----------------------
                                                         (Dollars in thousands)

                                                          1998           1997
                                                         -------        -------

Beginning balance ................................       $ 2,432        $ 3,210
New loans and reclassified related loans .........         2,046          1,045
Repayments .......................................        (2,247)        (1,823)
                                                         -------        -------
Ending balance ...................................       $ 2,231        $ 2,432
                                                         =======        =======

6.  NONPERFORMING LOANS AND PAST DUE LOANS

      The Company had $5,000 in nonaccrual loans and no 90 days or more past due, or restructured loans at December 31, 1998, The Company had no nonaccrual, 90 days or more past due, or restructured loans at December 31, 1997.

                   PROSPERITY BANCSHARES, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

7.  ALLOWANCE FOR CREDIT LOSSES

      An analysis of activity in the allowance for credit losses is as follows:

                                                            YEAR ENDED
                                                            DECEMBER 31,
                                                  -----------------------------
                                                     (Dollars in thousands)

                                                    1998        1997      1996
                                                  -------     -------     -----
Balance at beginning of year .................    $ 1,016     $   923     $ 753
     Balance acquired with acquisition .......        661
     Addition -- provision charged to
      operations .............................        239         190       230
     Net charge-offs:
         Loans charged off ...................        (81)       (130)      (73)
         Loan recoveries .....................         15          33        13
                                                  -------     -------     -----
Total net charge-offs ........................        (66)        (97)      (60)
                                                  -------     -------     -----
Balance at end of period .....................    $ 1,850     $ 1,016     $ 923
                                                  =======     =======     =====

8.  PREMISES AND EQUIPMENT

      Premises and equipment are summarized as follows:
                                                                YEAR ENDED
                                                                DECEMBER 31,
                                                           ---------------------
                                                          (Dollars in thousands)

                                                            1998           1997
                                                           ------         ------
Land .............................................         $1,131         $  935
Buildings ........................................          5,599          4,766
Furniture, fixtures and equipment ................          2,551          2,164
Construction in progress .........................             32            388
                                                           ------         ------
Total ............................................          9,313          8,253
Less accumulated depreciation ....................          3,208          2,723
                                                           ------         ------
Premises and equipment, net ......................         $6,105         $5,530
                                                           ======         ======

9.  DEPOSITS

      Included in interest-bearing deposits are certificates of deposit in amounts of $100,000 or more. These certificates and their remaining maturities at December 31, 1998 and 1997 were as follows:

                                                 DECEMBER 31,
                                             --------------------
                                            (Dollars in thousands)

                                                     1998
                                                  ----------
Three months or less ....................         $    5,835
Four through six months .................              9,603
Seven through twelve months .............             21,296
Thereafter ..............................              6,097
                                                  ----------
Total ...................................         $   42,831
                                                  ==========

                   PROSPERITY BANCSHARES, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

      Interest expense for certificates of deposit in excess of $100,000 was approximately $1,492,000 $1,264,000, and $1,291,000, for the terms ended December 31, 1998, 1997 and 1996, respectively.

      The Company has no brokered deposits and there are no major concentrations of deposits.

10.  NOTE PAYABLE AND OTHER BORROWINGS

      NOTE PAYABLE -- During December 1997, Bancshares entered into an agreement with a bank to borrow up to $8,000,000 under a reducing, revolving line of credit (the "Line"). The purpose of the Line is to provide funding for potential acquisitions in the future. The maximum amount available under the Line is reduced by $1,142,857 each year beginning December 1998 with all amounts due and payable on December 31, 2004. The Line bears interest, payable quarterly, at the Federal Funds Rate plus 2.75%. The Line is collateralized by 100% of the issued and outstanding common shares of Holdings and the Bank. At December 31, 1998 and 1997, Bancshares had no outstanding borrowings under the Line. During 1997, Bancshares paid off the outstanding balance under a similar agreement (the "Old Line") with a bank.

      OTHER BORROWINGS -- At December 31, 1998, Federal Home Loan Bank ("FHLB") advances totaled $2,435,000 with a floating interest rate of 5.55%. There were advances at December 31, 1997 of $2,800,000.

The FHLB line of credit agreement matures May 14, 1999. The advances under the FHLB line of credit are secured by a blanket pledge of the Bank's one-to-four family mortgages.

11.  INTEREST RATE RISK

      The Company is principally engaged in providing real estate, consumer and commercial loans, with interest rates that are both fixed and variable. These loans are primarily funded through short-term demand deposits and longer-term certificates of deposit with variable and fixed rates. The fixed real estate loans are more sensitive to interest rate risk because of their fixed rates and longer maturities.

12.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

      In the normal course of business, the Company is a party to various financial instruments with off-balance-sheet risk to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. The contract or notional amounts of these instruments reflect the extent of the Company's involvement in particular classes of financial instruments.

      The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making these commitments and conditional obligations as it does for on-balance-sheet instruments.

      The following is a summary of the various financial instruments entered into by the Company:

                                                                DECEMBER 31,
                                                          ----------------------
                                                           1998           1997
                                                          -------        -------
                                                          (Dollars in thousands)
Financial instruments whose contract
  amounts represent credit risk:
     Commitments to extend credit ................        $19,698        $11,856
     Standby letters of credit ...................            233            315

      At December 31, 1998, approximately $12.9 million of commitments to extend credit have fixed rates ranging from 6.65% to 11.75%. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition

                   PROSPERITY BANCSHARES, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts disclosed above do not necessarily represent future cash requirements.

      Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

      The Company evaluates customer creditworthiness on a case-by-case basis. The amount of collateral obtained, if considered necessary by the Company upon extension of credit, is based on management's credit evaluation of the customer.

13.  INCOME TAXES

      The components of the provision for federal income taxes are as follows:

                                               YEAR ENDED DECEMBER 31,
                                      -----------------------------------------
                                               (Dollars in thousands)

                                        1998            1997              1996
                                      -------          -------          -------
Current .....................         $ 2,106          $ 1,634          $ 1,340
Deferred ....................             (77)             (48)            (100)
                                      -------          -------          -------

Total .......................         $ 2,029          $ 1,586          $ 1,240
                                      =======          =======          =======

      The provision for federal income taxes differs from the amount computed by applying the federal income tax statutory rate on income as follows:

                                                   YEAR ENDED DECEMBER 31,
                                              ---------------------------------
                                                   (Dollars in thousands)

                                                1998         1997         1996
                                              -------      -------      -------

Taxes calculated at statutory rate ......     $ 2,206      $ 1,750      $ 1,343
Increase (decrease) resulting from:
      Tax-exempt interest ...............        (275)        (251)        (258)
      Amortization of goodwill ..........          54           57           57
      Other, net ........................          44           30           98
                                              -------      -------      -------
Total ...................................     $ 2,029      $ 1,586      $ 1,240
                                              =======      =======      =======

                   PROSPERITY BANCSHARES, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

Deferred tax assets and liabilities are as follows:

                                                              DECEMBER 31,
                                                      -------------------------
                                                         1998            1997
                                                      ---------       ---------
                                                       (Dollars in thousands)
Deferred tax assets:
      Allowance for credit losses ..............      $ 284,000       $ 225,000
      Other ....................................          4,000
                                                      ---------       ---------
Total deferred tax assets ......................        288,000         225,000
                                                      ---------       ---------
Deferred tax liabilities:
      Accretion on investments .................      $ 206,000       $ 189,000
      Bank premises and equipment ..............        192,000          24,000
      Unrealized loss on available for
        sale investment securities .............        179,000          13,000
      Other ....................................                          7,000
                                                      ---------       ---------
Total deferred tax liabilities .................        577,000         233,000
                                                      ---------       ---------
Net deferred tax liabilities ...................      $(289,000)      $  (8,000)
                                                      =========       =========

14.  STOCK INCENTIVE PROGRAM

      During 1995 the Company's Board of Directors approved a stock option plan (the "Plan") for executive officers and key associates to purchase common stock of Bancshares. On May 31, 1995, the Company granted 260,000 options, after stock split, (see Note 17) which vest over a ten-year period beginning on the date of grant. Ten percent of the options vest each year, however no options may not be exercised until the optionee has completed five years of employment after the date of grant. The options were granted at an average exercise price of $4.40 (after stock split). Compensation expense was not recognized for the stock options because the options had an exercise price approximating the fair value of Bancshares' common stock at the date of grant. The maximum number of options available for grant under the Plan is 340,000 (after stock split).

                                                                                        YEAR ENDED DECEMBER 31,
                                                                     ---------------------------------------------------------------
                                                                             1998                 1997                   1996
                                                                     -------------------   -------------------   -------------------
                                                                                         (Amounts in thousands)

                                                                               WEIGHTED-             WEIGHTED-             WEIGHTED-
                                                                      NUMBER    AVERAGE    NUMBER     AVERAGE    NUMBER     AVERAGE
                                                                       OF      EXERCISE      OF      EXERCISE      OF      EXERCISE
                                                                     OPTIONS    PRICE      OPTIONS    PRICE      OPTIONS    PRICE
                                                                     -------   ---------   -------   ---------   -------   ---------
Options outstanding, beginning of period .........................   260,000   $    4.40   260,000   $    4.40   260,000   $    4.40
Options granted ..................................................    60,000        6.25
                                                                     -------               -------               -------
Options outstanding, end of period ...............................   320,000   $    4.71   260,000   $    4.40   260,000   $    4.40
                                                                     =======   =========   =======   =========   =======   =========

      There were no options granted, exercised, forfeited, or expired during 1997 and 1996. At December 31, 1998, 1997 and 1996, there were no options that were exercisable under the Plan. On February 10, 1998, the Company granted 60,000 options under the Plan. The options were granted at an exercise price of $6.25 (after stock split). Compensation expense was not recorded for the stock options because the exercise price approximated the fair value of common stock at the date of grant.

      On the grant date, the weighted-average fair value of the stock options granted in 1995 was $.39. The weighted-average remaining contractual life of options outstanding at December 31, 1997 was 7.42 years. The fair value of each stock option was estimated using an option-pricing model with the following assumptions used: risk-free interest rate of 6.49%; dividend yield of 4.54%; and an expected life of 6.5 years.

                   PROSPERITY BANCSHARES, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

      If compensation expense had been recorded based on the fair value at the grant date for awards consistent with SFAS No. 123, the Company's net income would have been $4,449,936, $3,555,480, and $2,704,040 for the years ended December 31, 1998, 1997, and 1996, respectively. Diluted earnings per share would have be $1.03, $0.92 and $0.80 for the years ended December 31, 1998, 1997 and 1996, respectively.

15.  PROFIT SHARING PLAN

      The Company has adopted a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code whereby participants may contribute up to 15% of their compensation. Matching contributions are made at the discretion of the Company. Such matching contributions were approximately $112,000, $87,000, and $72,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

16.  COMMITMENTS

Leases -- A summary of noncancelable future operating lease commitments as of December 31, 1998 follows:

1999...................................    $  206,518
2000...................................       221,839
2001...................................       221,839
2002...................................       222,739
2003...................................       223,639
                                           ----------
Total..................................    $1,096,574
                                           ==========

      It is expected that in the normal course of business, expiring leases will be renewed or replaced by leases on other property or equipment.

      Rent expense under all noncancelable operating lease obligations aggregated approximately $193,000 for the year ended 1998, $191,000 for the year ended December 31, 1997 and $180,000 for the year ended December 31, 1996.

      Litigation - The Company has been named as a defendant in various legal actions arising in the normal course of business. In the opinion of management, after reviewing such claims with outside counsel, resolution of such matters will not have a materially adverse impact on the consolidated financial statements. Various lawsuits are pending against the Company.

17. SHAREHOLDERS' EQUITY

      During 1998, the Company had an Initial Public Offering selling 1,182,517 shares. Net proceeds of $12,840,890 were used to fund general corporate purposes, including support of balance sheet growth, future acquisitions and to repay certain indebtedness incurred in the acquisition of Union State Bank.

      On September 10, 1998, the Company effected a four for one common stock split in the form of a common stock dividend (the "Stock Split"). All share and per share information for common stock has been restated to reflect the Stock Split. In September 1998, the Company increased the number of authorized shares of common stock from 1,000,000 to 50,000,000 and authorized 20,000,000 shares of preferred stock with a par value of $1.

      During 1997, the Company sold 480,000 shares of common stock at $6.25 per share, after stock split, which approximated the book value of the Company at the time of the sale. Proceeds to the Company totaling $3,000,000 were used to fund the acquisition of a branch (Note 2) and to repay borrowings under a line of credit arrangement with a bank (Note 10).

      Dividends paid by Bancshares and the Bank are subject to restrictions by certain regulatory agencies. There was an aggregate of approximately $8,750,000 and $7,400,000 available for payment of dividends by Bancshares and by the Bank to Bancshares, respectively, at December 31, 1998 under these restrictions. Dividends paid by Bancshares during the years ended December 31, 1998 and 1997 were $1,056,517 and $574,536, respectively. Dividends paid by the Bank to Bancshares during the years ended December 31, 1998 and 1997 were $995,000 and $2,922,150, respectively.

                   PROSPERITY BANCSHARES, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

18.  REGULATORY MATTERS

      The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Any institution that fails to meet its minimum capital requirements is subject to actions by regulators that could have a direct material effect on the Company's and the Bank's financial statements. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines based on the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and the Bank's classification under the regulatory framework for prompt corrective action are also subject to qualitative judgements by the regulators about the components, risk weightings and other factors.

      To meet the capital adequacy requirements, the Company and the Bank must maintain minimum capital amounts and ratios as defined in the regulations. Management believes, as of December 31, 1998 and 1997, that the Company and the Bank met all capital adequacy requirements to which they are subject.

      At December 31, 1998, the most recent notification from the State of Texas Department of Banking categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There have been no conditions or events since that notification which management believes have changed the Bank's category.

                   PROSPERITY BANCSHARES, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

      The following is a summary of the Company's and the Bank's capital ratios at December 31, 1998 and 1997:

                                                                                                                   TO BE WELL
                                                                                                                CAPITALIZED UNDER
                                                                                         FOR CAPITAL            PROMPT CORRECTIVE
                                                                   ACTUAL              ADEQUACY PURPOSES        ACTION PROVISIONS
                                                             --------------------     --------------------     --------------------
                                                              AMOUNT       RATIO       AMOUNT      RATIO        AMOUNT      RATIO
                                                             --------    --------     --------    --------     --------    --------
CONSOLIDATED:
   AS OF DECEMBER 31, 1998:
      Total Capital
        (to Risk Weighted Assets) .......................    $ 33,248       19.08%    $ 13,937         8.0%         N/A         N/A
      Tier I Capital
        (to Risk Weighted Assets) .......................    $ 31,398       18.02%    $  6,969         4.0%         N/A         N/A
      Tier I Capital
        (to Average Assets) .............................    $ 31,398        7.58%    $ 12,422         3.0%         N/A         N/A
   AS OF DECEMBER 31, 1997:
      Total Capital
        (to Risk Weighted Assets) .......................    $ 20,234       15.73%    $ 10,293         8.0%         N/A         N/A
      Tier I Capital
        (to Risk Weighted Assets) .......................    $ 19,218       14.94%    $  5,146         4.0%         N/A         N/A
      Tier I Capital
        (to Average Assets) .............................    $ 19,218        6.30%    $  9,151         3.0%         N/A         N/A
                                                                                                                   TO BE WELL
                                                                                                                CAPITALIZED UNDER
                                                                                         FOR CAPITAL            PROMPT CORRECTIVE
                                                                   ACTUAL              ADEQUACY PURPOSES        ACTION PROVISIONS
                                                             --------------------     --------------------     --------------------
                                                              AMOUNT       RATIO       AMOUNT      RATIO        AMOUNT      RATIO
                                                             --------    --------     --------    --------     --------    --------
BANK ONLY:
   AS OF DECEMBER 31, 1998:
      Total Capital
        (to Risk Weighted Assets) .......................    $ 22,516       12.93%    $ 13,934         8.0%    $ 17,417        10.0%
      Tier I Capital
        (to Risk Weighted Assets) .......................    $ 20,666       11.87%    $  6,967         4.0%    $ 10,450         6.0%
      Tier I Capital
        (to Average Assets) .............................    $ 20,666        4.99%    $ 12,419         3.0%    $ 20,698         5.0%
   AS OF DECEMBER 31, 1997:
      Total Capital
        (to Risk Weighted Assets) .......................    $ 20,056       15.59%    $ 10,292         8.0%    $ 12,865        10.0%
      Tier I Capital
        (to Risk Weighted Assets) .......................    $ 19,040       14.80%    $  5,146         4.0%    $  7,719         6.0%
      Tier I Capital
        (to Average Assets) .............................    $ 19,040        6.13%    $  9,320         3.0%    $ 15,533         5.0%

19.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

      Disclosures of the estimated fair value amounts of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

CASH AND CASH EQUIVALENTS -- For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

                   PROSPERITY BANCSHARES, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)


SECURITIES -- For securities held as investments, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

LOAN RECEIVABLES -- For certain homogeneous categories of loans (such as some residential mortgages and other consumer loans), fair value is estimated by discounting the future cash flows using the risk-free Treasury rate for the applicable maturity, adjusted for servicing and credit risk. The carrying value of variable rate loans approximates fair value because the loans reprice frequently to current market rates.

DEPOSIT LIABILITIES -- The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

LONG-TERM DEBT AND OTHER BORROWINGS -- Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt.

OFF-BALANCE SHEET FINANCIAL INSTRUMENTS -- The fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreement and the present creditworthiness of the counterparties.

      The estimated fair values of the Company's financial instruments are as follows (in thousands):

                                                         DECEMBER 31,
                                      ------------------------------------------------
                                                    (Dollars in thousands)
                                                1998                    1997
                                      ----------------------    ----------------------
                                       CARRYING      FAIR       CARRYING      FAIR
                                       AMOUNT        VALUE       AMOUNT       VALUE
                                      ---------    ---------    ---------    ---------
Financial assets:
     Cash and cash equivalents ....   $  18,243    $  18,243    $  17,372    $  17,372
     Interest-bearing deposits in
       financial institutions .....          99           99          198          198
     Held to maturity securities ..     113,916      115,021      129,256      129,774
     Available for sale securities      113,828      113,828       38,612       38,612
     Loans ........................     170,478      186,874      120,578      129,601
     Less allowance for loan losses      (1,850)      (1,850)      (1,016)      (1,016)
                                      ---------    ---------    ---------    ---------
Total .............................   $ 414,714    $ 432,215    $ 305,000    $ 314,541
                                      =========    =========    =========    =========
Financial liabilities:
     Deposits .....................   $ 390,659    $ 391,590    $ 291,516    $ 291,779
     Note payable
     Other borrowing ..............       2,437        2,437        2,800        2,800
                                      ---------    ---------    ---------    ---------
Total .............................   $ 393,096    $ 394,027    $ 294,316    $ 294,579
                                      =========    =========    =========    =========

      The differences in fair value and carrying value of commitments to extend credit and standby letters of credit were not material at December 31, 1998 and 1997.

      The fair value estimates presented herein are based on pertinent information available to management as of the dates indicated. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

                   PROSPERITY BANCSHARES, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

20.  PARENT COMPANY ONLY FINANCIAL STATEMENTS

                           PROSPERITY BANCSHARES, INC.
                              (PARENT COMPANY ONLY)
                                 BALANCE SHEETS

                                                                DECEMBER 31,
                                                           --------------------
                                                             1998        1997
                                                           --------    --------
                                                          (Dollars in thousands)
                         ASSETS
Cash ...................................................   $ 10,688    $    153
Investment in subsidiaries .............................     25,323      19,066
Goodwill, net ..........................................      5,380       5,593
Other assets ...........................................         49          11
                                                           --------    --------
TOTAL ..................................................   $ 41,440    $ 24,823
                                                           ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
      Note payable
      Accrued interest payable and other liabilities ...   $      5    $      5
                                                           --------    --------
             Total liabilities .........................          5           5
                                                           --------    --------
SHAREHOLDERS' EQUITY:
      Common stock .....................................      5,176       3,993
      Capital surplus ..................................     16,477       4,818
      Retained earnings ................................     19,452      16,049
      Unrealized losses on available
        for sale securities, net of tax ................        348         (24)
      Less treasury stock, at cost
        (3,576 shares at December 31,
        1998 and 1997, respectively) ...................        (18)        (18)
                                                           --------    --------
             Total shareholders'  equity ...............     41,435      24,818
                                                           --------    --------

TOTAL ..................................................   $ 41,440    $ 24,823
                                                           ========    ========

                   PROSPERITY BANCSHARES, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

                           PROSPERITY BANCSHARES, INC.
                              (PARENT COMPANY ONLY)
                              STATEMENTS OF INCOME

                                                            FOR THE YEARS
                                                          ENDED DECEMBER 31,
                                                    ----------------------------
                                                     1998       1997       1996
                                                    ------     ------     ------
                                                        (Dollars in thousands)
OPERATING INCOME --
       Dividends from subsidiaries ............     $  995     $2,922     $  661
OPERATING EXPENSE:
       Interest expense .......................         24        120        203
       Amortization of goodwill ...............        463        392        248
       Other expenses .........................         69         66         49
                                                    ------     ------     ------
              Total operating expense .........        556        578        500
                                                    ------     ------     ------
INCOME BEFORE INCOME TAX BENEFIT AND
   EQUITY IN UNDISTRIBUTED EARNINGS OF
   SUBSIDIARIES ...............................        439      2,344        161
FEDERAL INCOME TAX BENEFIT ....................        136        137         86
                                                    ------     ------     ------
INCOME BEFORE EQUITY IN UNDISTRIBUTED
   EARNINGS OF SUBSIDIARIES ...................        575      2,481        247
EQUITY IN UNDISTRIBUTED EARNINGS OF
   SUBSIDIARIES ...............................      3,885      1,081      2,464
                                                    ------     ------     ------
NET INCOME ....................................     $4,460     $3,562     $2,711
                                                    ======     ======     ======

                   PROSPERITY BANCSHARES, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

                           PROSPERITY BANCSHARES, INC.
                              (PARENT COMPANY ONLY)
                            STATEMENTS OF CASH FLOWS

                                                      FOR THE YEARS ENDED DECEMBER 31,
                                                      -------------------------------
                                                        1998       1997         1996
                                                      --------    -------     -------
                                                            (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .....................................   $  4,460    $ 3,562     $ 2,711
   Adjustments to reconcile net income
      to net cash provided by operating activities:
      Equity in undistributed earnings
        of subsidiaries ...........................     (3,885)    (1,081)     (2,464)
      Amortization of goodwill ....................        463        392         248
        Increase in other assets ..................        (38)        (6)         (2)
        Increase (decrease) in other liabilities ..                     4         (33)
                                                      --------    -------     -------
           Total adjustments ......................     (3,460)      (691)     (2,251)
                                                      --------    -------     -------
           Net cash flows provided by
                operating activities ..............      1,000      2,871         460
                                                      --------    -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Premiums paid for branch acquisitions ..........       (250)    (1,990)     (1,750)
    Capital contribution to subsidiary ............     (2,000)
                                                      --------    -------     -------
           Net cash flows used in
                investing activities ..............     (2,250)    (1,990)     (1,750)
                                                      --------    -------     -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of line of credit ....................     (2,000)    (3,267)     (1,517)
   Proceeds from line of credit ...................      2,000                  3,266
   Issuance of common stock .......................     12,842      3,000
   Payments of cash dividends .....................     (1,057)      (574)       (351)
   Sale (purchase) of treasury stock ..............                     1         (19)
                                                      --------    -------     -------

           Net cash flows (used in) provided
                       by financing activities ....     11,785       (840)      1,379
                                                      --------    -------     -------

NET INCREASE IN CASH AND
   CASH EQUIVALENTS ...............................     10,535         41          89
CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD ......................................        153        112          23
                                                      --------    -------     -------

CASH AND CASH EQUIVALENTS, END OF
   PERIOD .........................................   $ 10,688    $   153     $   112
                                                      ========    =======     =======

                                  EXHIBIT INDEX

Exhibit                 Description
Number
   27            Financial Data Schedule