Form 10-Q/A
period 1998-09-30
PROSPERITY BANCSHARES INC
filed 1999-05-04
CIK 1068851

FORM 10-Q/A*
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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

* The Company's Form 10-Q for the quarter ended September 30, 1998 is hereby amended to clarify proofing errors made in Part II, Item 2 and Item 4.

PART II - OTHER INFORMATION

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

      The net proceeds of the Offering to the Company were $12,840,498, of which the Company used $2,000,000 for repayment of indebtedness to Norwest Bank Minnesota, National Bank Minnesota, National Association and $11,196,890 for working capital.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 9, 1998, the Company held a special meeting of shareholders to consider and act upon the following items:

          1. The Company's Articles of Incorporation were amended to:

             a. increase the number of authorized shares of common stock to 50 million shares and to increase the number of authorized shares of preferred stock to 20 million shares, issuable in series by the Board of Directors;

             b. provide for indemnification to the fullest extent allowed by law;

             c. reclassify and amend Article Four, Section 4.3.1 which
                prohibits preemptive rights as Article Thirteen;

             d. reclassify Article Four, Section 4.3.3 which prohibits
                cumulative voting as Article Fourteen;

             e. reduce from two-thirds to a majority the number of shares of common stock required to approve extraordinary corporate transactions;

             f. limit, consistent with Texas law, the liability of the
                Company's directors for monetary damages in certain instances;
                and

             g. increase from 10% to 50% the percentage of the
                outstanding shares of the Company entitled to vote that is required to call a special meeting of Company's shareholders.

      With respect to each amendment of the Articles of Incorporation, the voting was as follows:


                                For      Against     Abstain
Amendment of Articles to
increase authorized stock    3,373,564   61,100        --

Amendment of Articles to
provide for idemnification
to the fullest extent
allowed by law               3,373,564   61,100        --

Reclassify and amend
Article Four, Section
4.3.1 of the Articles        3,350,364   61,100      23,200

Reclassify Article Four,
Section 4.3.3 of the
Articles                     3,350,364   84,300        --

Amendment of Articles to
reduce the vote required
to approve extraordinary
corporate transactions       3,373,564   61,100        --

Amendment of Articles to
limit the liability of
Directors for monetary
damages in certain
instances                   3,371,964    62,700        --

Amendment of Articles to
increase the percentage
of shares required to
call a special meeting of
shareholders                3,373,564    61,100        --



          2. The Company's Bylaws were amended to:

             a. provide for the classification of the Board of Directors into three classes of directors with staggered terms of office; and

             b. permit the Bylaws of the Company to be amended only by the
                Board of Directors.

      A total of 3,373,564 shares were voted in favor of the amendments to the Bylaws and 61,100 shares were voted against the amendments to the Bylaws.

          3. The existing directors were elected to the following classes: (i) J.T. Herin, Charles Slavik and Harrison Stafford were elected as Class I directors to serve until the 1999 annual meeting of shareholders; Harry Bayne, Jim Bouligny and Robert Steelhammer were elected as Class II directors to serve until the 2000 annual meeting of shareholders; and Tracy T. Rudolph and David Zalman were elected as Class III directors to serve until the 2001 annual meeting of shareholders. A total of 3,373,564 shares were voted in favor of the election of each director and 61,100 shares were withheld from voting for each diretor.

          4. The Company's 1998 Stock Incentive Plan was approved. A total 3,371,964 shares were voted in favor of the plan and 62,700 shares were voted against the plan.

The number of shares voted has been adjusted to reflect the four-for-one stock split effective September 10, 1998. There was no other business to come before the meeting.

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