Form 10-Q
period 1999-03-31
PROSPERITY BANCSHARES INC
filed 1999-05-12
CIK 1068851

FORM 10-Q
                                  UNITED STATES
(Mark One)             SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

   [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

   [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
           FOR THE TRANSITION PERIOD FROM____________TO___________

                        COMMISSION FILE NUMBER: 000-25051

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of April 15, 1999, there were 5,172,825 shares of the registrant's Common Stock, par value $1.00 per share, outstanding.

PROSPERITY BANCSHARES, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION                                              PAGE
                                                                            ----
Item 1.  Financial Statements .............................................    3
         Consolidated Balance Sheets as of
           March 31, 1999 (unaudited) and December 31,1998 ................    3
         Consolidated Statements of Income for the Three Months
           Ended March 31, 1999 and 1998 (unaudited) ......................    4
         Consolidated Statements of Shareholders' Equity
           for the Year Ended December 31, 1998 and for
           the Three Months Ended March 31, 1999 (unaudited) ..............    5
         Consolidated Statements of Cash Flows for the
           Three Months Ended March 31, 1999 and 1998 (unaudited) .........    6
         Notes to Consolidated Financial Statements .......................    7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations ............................................    8
Item 3.  Quantitative and Qualitative Disclosures about Market Risk .......   18

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ................................................   19
Item 2.  Changes in Securities and Use of Proceeds ........................   19
Item 3.  Defaults upon Senior Securities ..................................   19
Item 4.  Submission of Matters to a Vote of Security Holders ..............   19
Item 5.  Other Information ................................................   19
Item 6.  Exhibits and Reports on Form 8-K .................................   19
Signatures ................................................................   19

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                  PROSPERITY BANCSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                         MARCH 31,  DECEMBER 31,
                                                           1999        1998
                                                         ---------    ---------
                                                        (unaudited)
                                                          (Dollars in thousands,
                                                            except share data)
                ASSETS
Cash and due from banks ..............................   $  11,906    $  18,243
Interest-bearing deposits in financial institutions ..          --           99
Federal Funds sold ...................................      20,200           --
                                                         ---------    ---------
  Total cash and cash equivalents ....................      32,106       18,342
Available for sale securities, at fair value
  (amoritized cost of $137,297 (unaudited)
  and $113,000, respectively) ........................     137,471      113,828
Held to maturity securities, at
  cost (fair value of $94,941(unaudited)
  and $115,021, respectively) ........................      94,247      113,916
Loans ................................................     178,012      170,478
Less allowance for credit losses .....................      (1,916)      (1,850)
                                                         ---------    ---------
          Loans, net .................................     176,096      168,628
Accrued interest receivable ..........................       4,155        3,990
Goodwill (net of accumulated amortization of $3,239
  (unaudited) and $3,077, respectively) ..............       9,528        9,690
Bank premises and equipment, net .....................       6,126        6,105
Other assets .........................................       2,174        1,813
                                                         ---------    ---------
TOTAL ................................................   $ 461,903    $ 436,312
                                                         =========    =========
  LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
  Deposits:
     Noninterest-bearing .............................   $  81,656    $  84,976
     Interest-bearing ................................     335,707      305,683
                                                         ---------    ---------
          Total deposits .............................     417,363      390,659
  Other borrowings ...................................          --        2,437
  Accrued interest payable ...........................       1,014        1,081
  Other liabilities ..................................       1,263          700
                                                         ---------    ---------
          Total liabilities ..........................     419,640      394,877
SHAREHOLDERS' EQUITY:
  Common stock, $1 par value; 50,000,000
     shares authorized; 5,176,401
     (unaudited) and 5,176,401, shares
     issued at March 31, 1999 and December 31,
     1998, respectively; 5,172,825
     (unaudited) and 5,172,825 shares
     outstanding at March 31, 1999
     and December 31, 1998, respectively .............       5,176        5,176
  Capital surplus ....................................      16,365       16,477
  Retained earnings ..................................      20,626       19,452
  Accumulated other comprehensive income -- net
     unrealized gains on available for sale
     securities, net of tax of $59
     (unaudited) and $179, respectively ..............         114          348
  Less treasury stock, at cost, 3,576
     shares at March 31, 1999 (unaudited)
     and 3,576 shares at December 31,
     1998, respectively ..............................         (18)         (18)
                                                         ---------    ---------
          Total shareholders' equity .................      42,263       41,435
                                                         ---------    ---------

TOTAL ................................................   $ 461,903    $ 436,312
                                                         =========    =========


               See notes to consolidated financial statements.

                  PROSPERITY BANCSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                     THREE MONTHS  ENDED
                                                          MARCH 31,
                                                   -----------------------
                                                     1999          1998
                                                   --------       --------
                                                    (Dollars in thousands,
                                                    except per share data)
   INTEREST INCOME:
   Loans, including fees .......................     $3,593        $2,644
   Securities:
    Taxable ....................................      3,117         2,398
    Nontaxable .................................        235           140
   Federal funds sold ..........................        300            72
     Deposits in financial institutions ........         --             3
                                                     ------        ------
     Total interest income .....................      7,245         5,257
                                                     ------        ------

   INTEREST EXPENSE:
     Deposits ..................................      3,106         2,274
     Note payable and federal funds
      purchased ................................         --             1
     Other .....................................          5            26
                                                     ------        ------
      Total interest expense ...................      3,111         2,301
                                                     ------        ------

      NET INTEREST INCOME ......................      4,134         2,956
   PROVISION FOR CREDIT LOSSES .................         65            70
                                                     ------        ------
   NET INTEREST INCOME AFTER PROVISION
     FOR CREDIT LOSSES .........................      4,069         2,886
                                                     ------        ------

   NONINTEREST INCOME:
     Customer service fees .....................        608           528
     Other .....................................         95           105
                                                     ------        ------
      Total noninterest income .................        703           633
                                                     ------        ------

   NONINTEREST EXPENSE:
     Salaries and employee benefits ............      1,423         1,028
     Net occupancy expense .....................        204           181
     Data processing ...........................        211           188
     Goodwill amortization .....................        161           116
     Depreciation expense ......................         86            67
     Other .....................................        589           528
                                                     ------        ------
      Total noninterest expense ................      2,674         2,108
                                                     ------        ------

   INCOME BEFORE INCOME TAXES ..................      2,098         1,411
   PROVISION FOR INCOME TAXES ..................        664           440
                                                     ------        ------

   NET INCOME ..................................     $1,434        $  971
                                                     ======        ======
   EARNINGS PER SHARE
   Basic .......................................     $ 0.28        $ 0.24
                                                     ======        ======

   Diluted .....................................     $ 0.27        $ 0.24
                                                     ======        ======


               See notes to consolidated financial statements.

                  PROSPERITY BANCSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                            COMMON STOCK
                                                       -------------------------   CAPITAL          RETAINED
                                                        SHARES         AMOUNT      SURPLUS          EARNINGS
                                                       ---------     -----------  ----------      ------------
                                                                  (Amounts in thousands, except share data)
BALANCE AT JANUARY 1, 1998 .......................     3,993,884     $    3,993     $    4,818    $   16,049
      Net income .................................                                                     4,460
      Net change in unrealized gain (loss)
        on available for sale securities .........

      Total comprehensive income .................

      Sale of common stock .......................     1,182,517          1,183         11,659
      Cash dividends declared, $0.20
        per share ................................                                                    (1,057)
                                                      ----------     ----------     ----------    ----------

BALANCE AT DECEMBER 31, 1998 .....................     5,176,401     $    5,176     $   16,477    $   19,452

      Net income (unaudited) .....................                                                     1,434
      Net change in unrealized gain (loss) on
        available for sale securities(unaudited) .

      Total comprehensive income (unaudited) .....

      Stock issuance cost (unaudited) ............                                        (112)
      Cash dividends declared, $.05
        per share (unaudited) ....................                                                      (260)
                                                      ----------     ----------     ----------    ----------

BALANCE AT MARCH 31, 1999
        (unaudited) ..............................     5,176,401     $    5,176     $   16,365    $   20,626
                                                      ==========     ==========     ==========    ==========

                                                         ACCUMULATED
                                                            OTHER
                                                        COMPREHENSIVE
                                                        INCOME -- NET
                                                       UNREALIZED GAIN
                                                       (LOSS) ON AVAIL-                 TOTAL
                                                         ABLE FOR SALE    TREASURY   SHAREHOLDERS'
                                                          SECURITIES       STOCK        EQUITY
                                                       ----------------  -----------  --------------
BALANCE AT JANUARY 1, 1998 .......................      $      (24)    $      (18)    $   24,818
      Net income .................................                                         4,460
      Net change in unrealized gain (loss)
        on available for sale securities .........             372                           372
                                                                                      ----------
      Total comprehensive income .................                                         4,832
                                                                                      ----------
      Sale of common stock .......................                                        12,841
      Cash dividends declared, $0.20
        per share ................................                                        (1,057)
                                                        ----------     ----------     ----------

BALANCE AT DECEMBER 31, 1998 .....................      $      348     $      (18)    $   41,435

      Net income (unaudited) .....................                                         1,434
      Net change in unrealized gain (loss) on
        available for sale securities(unaudited) .            (234)                         (234)
                                                                                      ----------
      Total comprehensive income (unaudited) .....                                         1,200
                                                                                      ----------
      Stock issuance cost (unaudited) ............                                          (112)
      Cash dividends declared, $.05
        per share (unaudited) ....................                                          (260)
                                                        ----------     ----------     ----------

BALANCE AT MARCH 31, 1999
        (unaudited) ..............................      $      114     $      (18)    $   42,263
                                                        ==========     ==========     ==========


                      See notes to consolidated financial statements.

                  PROSPERITY BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                       -----------------------
                                                         1999          1998
                                                       ---------    ----------
                                                        (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ......................................   $  1,434     $    971
   Adjustments to reconcile net income
      to net cash provided by operating activities:
      Depreciation and amortization ................        312          240
      Provision for credit losses ..................         65           70
      Net amortization of premium/discount
        on investments ............................         90            3
      Increase in accrued interest receivable ......       (190)         (72)
      Increase in other assets .....................       (335)        (196)
      Increase in accrued interest payable
        and other liabilities ......................        613          564
                                                       --------     --------
        Total adjustments ..........................        555          609
                                                       --------     --------
        Net cash provided by operating activities ..      1,989        1,580
                                                       --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities and principal
      paydowns of held to maturity securities ......     19,884       12,471
   Purchase of held to maturity securities .........       (295)      (8,712)
   Proceeds from maturities and principal
      paydowns of available for sale securities ....      4,705        5,041
   Purchase of available for sale securities .......    (28,712)          --
   Net increase in loans ...........................     (7,532)      (6,715)
   Purchase of bank premises and equipment .........       (172)         (53)
   Net decrease in interest-bearing
      deposits in financial institutions ...........         99           --
   Premium paid for West Columbia branch ...........         --         (250)
                                                       --------     --------
        Net cash (used in) provided by
            investing activities ...................    (12,023)       1,782
                                                       --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (decrease) increase in noninterest-bearing
      deposits .....................................     (3,319)       8,419
   Net increase in interest-bearing deposits ......     29,924       11,837
   Repayments of line of credit ....................     (2,435)      (2,800)
   Stock issuance costs ............................       (112)          --
   Payments of cash dividends ......................       (260)        (200)
                                                       --------     --------
        Net cash  provided by
            financing activities ...................     23,798       17,256
                                                       --------     --------
NET INCREASE IN CASH AND
   CASH EQUIVALENTS ................................   $ 13,764     $ 20,618
CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD .......................................     18,342       17,372
                                                       --------     --------
CASH AND CASH EQUIVALENTS, END OF
   PERIOD ..........................................   $ 32,106     $ 37,990
                                                       ========     ========


                     See notes to consolidated financial statements.

                  PROSPERITY BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

BASIS OF PRESENTATION

      The consolidated financial statements include the accounts of Prosperity Bancshares, Inc. (the "Company") and its wholly-owned subsidiaries, First Prosperity Bank (the "Bank") and Prosperity Holdings, Inc. All significant inter-company transactions and balances have been eliminated.

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company's Form 10-K filed on March 24, 1999. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

INCOME PER COMMON SHARE

      The following table illustrates the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          -------------------
                                                            1999       1998
                                                          --------    -------
    Net income available to common shareholders ......    $ 1,434     $  971

    Weighted average common shares outstanding .......       5,173      3,990
    Potential dilutive common shares .................         198         83
                                                          --------    -------
    Weighted average common shares and equivalents
       outstanding ...................................       5,371      4,073
                                                          --------    -------
    Basic earnings per common share ..................    $   0.28    $  0.24
                                                          ========    =======
    Diluted earnings per common share ................    $   0.27    $  0.24
                                                          ========    =======

                  PROSPERITY BANCSHARES, INC AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 MARCH 31, 1999
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)


RECENT ACCOUNTING STANDARDS

      Effective January 1, 1998, the Company adopted Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which requires that all components of comprehensive income and total comprehensive income be reported on one of the following: (1) the statement of operations, (2) the statement of shareholders' equity, or (3) a separate statement of comprehensive income. Comprehensive income is comprised of net income and all changes to shareholders' equity, except those due to investments by owners (changes in capital surplus) and distributions to owners (dividends). The Company is reporting comprehensive income on its statement of changes in shareholders' equity.

      Other comprehensive income consists of unrealized gains and losses on available for sale securities. The Company is reporting other comprehensive income on its statement of changes in shareholders' equity.

      SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," establishes new standards for public companies to report information about their operating segments, products and services, geographic areas and major customers. The statement is effective for financial statements issued for periods beginning after December 15, 1997. The Company has adopted SFAS No. 131 effective January 1, 1998. Adoption had no material effect on the Consolidated Financial Statements.

      SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities," establishes accounting and reporting standards for derivative instruments and requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. This statement is effective for periods beginning after June 15, 1999. Management believes the implementation of this pronouncement will not have a material effect on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Prosperity Bancshares, Inc. (the "Company") is a registered bank holding Company that derives substantially all of its revenues and income from the operation of First Prosperity Bank (the "Bank"). The Bank is a full-service bank that provides a broad line of financial products and services to small and medium-sized businesses and consumers through 12 full-service banking locations, three of which are located in the greater Houston metropolitan area. The following Management's Discussion and Analysis of Financial Condition and Results of Operations may contain certain forward-looking statements regarding future financial conditions, results of operations and the Company's business operations. Such statements involve risks, uncertainties and assumptions, including, but not limited to, monetary policy and general economic conditions in Texas and the Houston metropolitan area, the risks of changes in interest rates on the level and composition of deposits, loan demand and the values of loan collateral securities and interest rate protection agreements, the actions of competitors and customers, the success of the Company in implementing its strategic plan, the failure of the assumptions underlying the reserves for loan losses and the estimations of values of collateral and various financial assets and liabilities, that the costs of technological changes, including "Year 2000" data systems and compliance issues, are more difficult or expensive than anticipated, the effects of regulatory restrictions imposed on banks and bank holding companies generally, and other uncertainties discussed in the Company's other public reports and filings and public statements. Should one or more of these risks or uncertainties materialize, or should these underlying assumptions prove incorrect, actual outcomes may vary materially from outcomes expected or anticipated by the Company.

OVERVIEW

      The Company showed positive earnings growth for the quarter ended March 31, 1999 due to the increase in loan volume and the acquisition of Union State Bank in East Bernard, Texas (the "Union Acquisition") in the fourth quarter of 1998. Net income available to common shareholders was $1.4 million ($0.27 per common share on a diluted basis) for the quarter ended March 31, 1999 compared with $971,000 ($0.24 per common share on a diluted basis) for the quarter ended March 31, 1998, an increase of $463,000, or 47.7%. The Company posted returns on average common equity of 13.91% and 15.64% and returns on average assets of 1.26% and 1.22% for the quarters ended March 31, 1999 and 1998, respectively.

      Total assets were $461.9 million at March 31, 1999 compared with $436.3 million at December 31, 1998. Total loans increased to $178.0 million at March 31, 1999 from $170.5 million at December 31, 1998, an increase of $7.5 million, or 4.4%. Total deposits were $417.4 million at March 31, 1999 compared with $390.7 million at December 31, 1998, an increase of $26.7 million, or 6.84%. Shareholders' equity increased $828,000 or 2.0%, to $42.3 million at March 31, 1999 compared with $41.4 million at December 31, 1998.

RESULTS OF OPERATIONS

NET INTEREST INCOME

      Net interest income was $4.1 million for the quarter ended March 31, 1999 compared with $3.0 million for the quarter ended March 31, 1998, an increase of $1.1 million, or 39.9%. Net interest income increased as a result of an increase in average interest-earning assets to $426.1 million for the quarter ended March 31, 1999 from $297.9 million for the quarter ended March 31, 1998, an increase of $128.2 million, or 43.0%. The net interest margin on a tax equivalent basis decreased to 4.02% from 4.11% for the same periods, principally due to a 31 basis point decrease in the yield on interest-earning assets and a 20 basis point decrease in the yield on interest-bearing liabilities.

      The Company's net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a "volume change." It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a "rate change." The following tables set forth, for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the quarters ended March 31, 1999 and 1998. The tables also set forth the average rate paid on total interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods.

                                                                              THREE MONTHS ENDED MARCH 31,
                                                  --------------------------------------------------------------------------------
                                                                    1999                                      1998
                                                  ----------------------------------------  --------------------------------------
                                                    AVERAGE       INTEREST        AVERAGE     AVERAGE        INTEREST     AVERAGE
                                                  OUTSTANDING      EARNED/         YIELD/   OUTSTANDING       EARNED/      YIELD
                                                    BALANCE         PAID          RATE(4)     BALANCE          PAID       RATE(4)
                                                  ------------   -----------     ---------  ------------    ----------   ---------
                                                                        (Dollars in thousands)
ASSETS
Interest-earning assets:
   Loans ......................................    $ 173,732      $   3,593         8.39%     $ 123,360     $   2,644       8.69%
   Securities(1) ..............................      227,746          3,352         5.89        169,089         2,538       6.00
   Federal funds sold and other temporary
    investments ...............................       24,663            300         4.93          5,474            75       5.56
                                                   ---------      ---------                   ---------     ---------
     Total interest-earning assets ............      426,141          7,245         6.85%       297,923         5,257       7.16%
                                                                  ---------      -------                    ---------     ------
   Less allowance for credit losses ...........       (1,887)                                    (1,022)
     Total interest-earning assets, net            ---------
      of allowance ............................      424,254                                    296,901
      Noninterest-earning assets ..............       35,685                                     27,055
                                                   ---------                                  ---------
     Total assets .............................    $ 459,939                                  $ 323,956
                                                   =========                                  =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
   Interest-bearing demand deposits ...........    $  52,138      $     196         1.52%     $  43,523     $     176       1.64%
   Savings and money market accounts ..........      123,110          1,011         3.33         76,925           668       3.52
   Certificates of deposit ....................      159,612          1,899         4.83        113,082         1,430       5.13
   Federal funds purchased and other
    borrowings ................................          459              5         4.42          1,878            27       5.83
                                                   ---------      ---------                   ---------     ---------
     Total interest-bearing
      liabilities .............................      335,319          3,111         3.76%       235,408         2,301       3.96%
                                                   ---------      ---------      -------      ---------     ---------     ------
Noninterest-bearing liabilities:
   Noninterest-bearing demand deposits ........       80,739                                     61,957
   Other liabilities ..........................        2,084                                      1,419
                                                   ---------                                  ---------

     Total liabilities ........................      418,142                                    298,784
                                                   ---------                                  ---------

Shareholders' equity ..........................       41,797                                     25,172
                                                   ---------                                  ---------

     Total liabilities and shareholders'equity     $ 459,939                                  $ 323,956
                                                   =========                                  =========
Net interest rate spread ......................                                     3.09%                                   3.20%
                                                                                 =======                                  ======
Net interest income and margin(2) .............                   $   4,134         3.93%                   $   2,956       4.02%
                                                                  =========      =======                    =========     ======
Net interest income and margin
  (tax-equivalent basis)(3) ...................                   $   4,222         4.02%                   $   3,017       4.11%
                                                                  =========      =======                    =========     ======

------------------------------

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

(4) Annualized.

     The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase (decrease) related to outstanding balances and the volatility of interest rates. For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated to rate.

                                                        THREE MONTHS ENDED MARCH 31,
                                                       ------------------------------
                                                                1999 VS. 1998
                                                       ------------------------------
                                                             INCREASE
                                                            (DECREASE)
                                                             DUE TO
                                                       ------------------
                                                        VOLUME      RATE      TOTAL
                                                       -------    -------    -------
                                                            (Dollars in thousands)
  Interest-earning assets:
     Loans .........................................   $ 1,080    $  (131)   $   949
     Securities ....................................       880        (66)       814
     Federal funds sold and other temporary
       investments .................................       263        (38)       225
                                                       -------    -------    -------
       Total increase (decrease) in interest income      2,223       (235)     1,988
                                                       -------    -------    -------

  Interest-bearing liabilities:
     Interest-bearing demand deposits ..............        35        (15)        20
     Savings and money market accounts .............       401        (58)       343
     Certificates of deposit .......................       588       (119)       469
     Federal funds purchased and other borrowings ..       (20)        (2)       (22)
                                                       -------    -------    -------
       Total increase (decrease) in interest expense     1,004       (194)       810
                                                       -------    -------    -------
  Increase (decrease) in net interest income .......   $ 1,219    $   (41)   $ 1,178
                                                       =======    =======    =======


ALLOWANCE FOR CREDIT LOSSES

      Management actively monitors the Company's asset quality and provides specific loss allowances when necessary. Loans are charged-off against the allowance for loan losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. As of March 31, 1999, the allowance for credit losses amounted to $1.9 million, or 1.08% of total loans compared with $1.9 million, or .09% of total loans at December 31, 1998.

      Provisions for credit losses are charged to income to bring the total allowance for credit losses to a level deemed appropriate by management of the Company based on such factors as historical experience, the volume and type of policies, general economic conditions and other factors related to the collectibility of loans in the Company's portfolio.

      The provision for credit losses for the quarter ended March 31, 1999 was $65,000 compared with $70,000 for the quarter ended March 31, 1998. For the quarter ended March 31, 1999, net recoveries were $1,000.

      Set forth below is an analysis of the allowance for credit losses for the three months ended March 31, 1999.



                                                    THREE MONTHS ENDED MARCH 31,
                                                    ----------------------------
                                                       1999             1998
                                                     ---------       ---------
                                                       (Dollars in thousands)
Average loans outstanding ......................     $ 173,732       $ 123,360
                                                     =========       =========

Gross loans outstanding at end of period .......     $ 178,012       $ 127,265
                                                     =========       =========

Allowance for credit losses at
  beginning of period ..........................     $   1,850       $   1,016
Provision for credit losses ....................            65              70
Charge-offs:
  Commercial and industrial ....................           (--)             (1)
  Real estate and agriculture ..................            (4)            (12)
  Consumer .....................................            (7)            (19)
Recoveries:
  Commercial and industrial ....................             1               1
  Real estate and agriculture ..................             8              --
  Consumer .....................................             3               3
                                                     ---------       ---------
Net (charge-offs) recoveries ...................             1             (28)
Allowance for credit losses at end of period ...     $   1,916       $   1,058
                                                     =========       =========

Ratio of allowance to end of period
  loans ........................................          1.08%            .83%
Ratio of net charge-offs to average
  loans ........................................            --             .02
Ratio of allowance to end of period
  nonperforming loans ..........................            --              --


NONINTEREST INCOME

      The Company's primary sources of noninterest income are service charges on deposit accounts and other banking service related fees. The following table presents, for the periods indicated, the major categories of noninterest income:

                                               THREE MONTHS ENDED MARCH 31,
                                               ----------------------------
                                                     1999        1998
                                                   --------    --------
                                                  (Dollars in thousands)
   Service charges on deposit accounts .......     $    608    $    528
   Other noninterest income ..................           95         105
                                                   --------    --------
     Total noninterest income ................     $    703    $    633
                                                   ========    ========

      Noninterest income totaled $703,000 for the three months ended March 31, 1999 compared with $633,000 for the same period in 1998, an increase of $70,000, or 11.1%. The increase in service charges on deposit accounts was principally due to the Union Acquisition.

NONINTEREST EXPENSE

      Noninterest expense totaled $2.7 million for the quarter ended March 31, 1999 compared with $2.1 million for the quarter ended March 31, 1998, an increase of $566,000, or 26.9%. The increase was primarily due to the Union Acquisition. The following table presents, for the periods indicated, the major categories of noninterest expense:

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                       1999        1998
                                                      ------      ------
                                                    (Dollars in thousands)

   Salaries and employee benefits ................    $1,423      $1,028
   Non-staff expenses:
      Net occupancy expense ......................       204         181
      Equipment depreciation .....................        86          67
      Data processing ............................       211         188
      Professional fees ..........................        39          19
      Regulatory assessments and FDIC insurance ..        21          18
      Ad valorem and franchise taxes .............        48          43
      Goodwill amortization ......................       161         116
      Other ......................................       481         448
                                                      ------      ------
   Total non-staff expenses ......................     1,251       1,080
                                                      ------      ------
   Total noninterest expense .....................    $2,674      $2,108
                                                      ======      ======


      Salaries and employee benefit expenses were $1.4 million for the quarter ended March 31, 1999 compared with $1.0 million for the quarter ended March 31, 1998, an increase of $395,000, or 38.4%, The change was due primarily to an increase in the number of employees due to the Union Acquisition and annual employee salary increases.

      Non-staff expenses increased $171,000, or 15.8%, to $1.2 million for the quarter ended March 31, 1999 compared to the same period in 1998. The increase was principally due to the Union Acquisition.

INCOME TAXES

      Income tax expense increased $224,000 to $664,000 for the quarter ended March 31, 1999 from $440,000 for the same period in 1998. The increase was primarily attributable to higher pretax net earnings.

FINANCIAL CONDITION

LOAN PORTFOLIO

      Total loans were $178.0 million at March 31, 1999, an increase of $7.5 million, or 4.4% from $170.5 million at December 31, 1998. Loan growth occurred primarily in 1-4 family residential and home equity loans. Period end loans comprised 41.8% of average earning assets at March 31, 1999 compared with 51.9% at December 31, 1998.

      The following table summarizes the loan portfolio of the Company by type of loan as of March 31, 1999 and December 31, 1998:

                                             MARCH 31,              DECEMBER 31,
                                               1999                     1998
                                     ----------------------    ---------------------
                                      AMOUNT       PERCENT      AMOUNT       PERCENT
                                     --------     ---------    ----------   --------
                                                   (Dollars in thousands)
   Commercial and industrial ....    $ 18,855        10.6%     $ 16,972        10.0%
   Real estate:
     Construction and land
          development ...........       2.422         1.4         1,727         1.0
     1-4 family residential .....      83,287        46.8        80,062        46.9
     Home Equity ................       8,486         4.7         8,077         4.7
     Commercial mortgages .......      23,800        13.4        22,240        13.1
     Farmland ...................       6,102         3.4         6,148         3.6
     Multifamily residential ....       1,155         0.7         1,090         0.6
   Agriculture ..................      14,646         8.2        14,107         8.3
   Consumer .....................      19,259        10.8        20,055        11.8
                                     --------    --------      --------    --------
        Total loans .............    $178,012       100.0%     $170,478       100.0%
                                     ========    ========      ========    ========

NONPERFORMING ASSETS

      The Company had $131,000 and $140,000 in nonperforming assets for the periods ended March 31, 1999 and December 31, 1998, respectively. The Company generally places a loan on nonaccrual status and ceases accruing interest when the payment of principal or interest is delinquent for 90 days, or earlier in some cases, unless the loan is in the process of collection and the underlying collateral fully supports the carrying value of the loan. The Company generally charges off all loans before attaining nonaccrual status.

      The following table presents information regarding nonperforming assets as of the dates indicated:

                                                  MARCH 31,   DECEMBER 31,
                                                    1999         1998
                                                 ----------  ------------
                                                  (Dollars in thousands)

   Nonaccrual loans ............................ $       --  $          5
   Accruing loans 90 or more days past due .....         --            --
                                                 ----------  ------------
   Total nonperforming loans ...................         --             5
   Other real estate ...........................        131           135
                                                 ----------  ------------
   Total nonperforming assets .................. $      131  $        140
                                                 ==========  ============

SECURITIES

      Securities totaled $231.7 million at March 31, 1999 compared with $227.7 million at December 31, 1998, an increase of $4.0 million, or 1.7%. The increase was primarily due to an increase in deposits. At March 31, 1999, securities represented 50.2% of total assets compared with 52.2% of total assets at December 31, 1998.

PREMISES AND EQUIPMENT

      Premises and equipment, net of accumulated depreciation, totaled $6.1 million at March 31, 1999 and December 31, 1998, respectively.

DEPOSITS

      Total deposits were $417.4 million at March 31, 1999 compared with $390.7 million at December 31, 1998, an increase of $26.7 million. At March 31, 1999, non-interest bearing deposits accounted for approximately

19.6% of total deposits compared with 21.8% of total deposits at December 31, 1998. Interest-bearing demand deposits totaled $335.7 million, or 80.4%, of total deposits at March 31, 1999 compared with $305.7 million, or 78.2%, of total deposits at December 31, 1998.

BORROWINGS

      The Company had no notes payable and no Federal Home Loan Bank ("FHLB") advances at March 31, 1999, compared with $2.4 million in FHLB advances at December 31, 1998.

LIQUIDITY

      Effective management of balance sheet liquidity is necessary to fund growth in earning assets and to pay liability maturities, depository customers' withdrawal requirements and shareholders' dividends. Thc Company has numerous sources of liquidity including a significant portfolio of shorter-term assets, marketable investment securities (excluding those presently classified as "held-to-maturity"), increases in customers' deposits, and access to borrowing arrangements. Available borrowing arrangements maintained by the Company include federal funds lines with other commercial banks and an advancement arrangement with the FHLB.

      Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of March 31, 1999, the Company had cash and cash equivalents of $32.1 million, down from $18.3 million at December 31, 1998. The decline was due primarily to an increase in loans.

CAPITAL RESOURCES

      Total shareholders' equity was $42.3 million at March 31, 1999 compared with $41.4 million at December 31, 1998, an increase of $828,000, or 2.0%. The increase was due primarily to net earnings of $1.4 million (less dividends of $260,000 and change in unrealized gain on available for sale securities of $234,000) for the three months ended March 31, 1999.

      Both the Board of Governors of the Federal Reserve System, with respect to the Company, and the Federal Deposit Insurance Corporation ("FDIC"), with respect to the Bank, have established certain minimum risk-based capital standards that apply to bank holding companies and federally insured banks. As of March 31, 1999 the Company's risk-based capital ratios were above the levels required for the Company to be designated as "well capitalized", with Tier 1 capital, total risk-based capital and leverage capital ratios of 17.58%, 18.62% and 7.24%, respectively. As of March 31, 1999, the bank's risk-based capital ratios were above the levels required for the Bank to be designated as "well capitalized" by the FDIC, with Tier-1 capital, total risk-based capital and leverage capital ratios of 13.08%, 14.11% and 5.38%, respectively.

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

      STATE OF READINESS. The Company formally initiated its Year 2000 project and plan in November 1997 to insure that its operational and financial systems will not be adversely affected by year problems. The Company has formed a Year 2000 project team and the Board of Directors and management are supporting all compliance efforts and allocating the necessary resources to ensure completion. An inventory of all systems and products (including both information technology ("IT") and non-informational technology ("non-IT") systems) that could be affected by the Year 2000 date change has been developed, verified and categorized as to its importance to the Company and an assessment of all major IT and critical non-IT systems has been completed. This assessment involved inputting test data which simulates the Year 2000 date change into such IT systems and reviewing the system output for accuracy. The Company's assessment of critical non-IT systems involved reviewing such systems to determine whether they were date dependent. Based on such assessment, the Company believes that none of its critical non-IT systems are date dependent. The software for the Company's systems is provided through service bureaus and software vendors. The Company has contacted all of its third party vendors and software providers and is requiring them to demonstrate and represent that the products provided are or will be Year 2000 compliant and has planned a program of testing compliance. The Company's service bureau, which performs substantially all of the Company's data processing functions, has warranted in writing that its software is Year 2000 compliant and pursuant to applicable regulatory guidelines the Company has reviewed the results of user group tests performed by the service provider to verify this assertion. The Company believes it would have recourse against the service provider for actual damages incurred by the Company in the event the service provider breaches this warranty. In addition, the Company's compliance with Year 2000 issues has been reviewed by the FDIC twice.

      The Company has completed the following phases of its Year 2000 plan: (i) recognizing Year 2000 issues, (ii) assessing the impact of Year 2000 issues on the Company's critical systems and (iii) upgrading systems as necessary to resolve those Year 2000 issues which have been identified. The Company has implemented and tested all of its mission critical systems.

      COSTS OF COMPLIANCE. Management does not expect the costs of bringing the Company's systems into Year 2000 compliance will have a material adverse effect on the Company's financial conditions, results of operations or liquidity. The Company has budgeted $10,000 to address Year 2000 issues. As of March 31, 1999, the Company has not incurred any significant costs in relation to Year 2000. The largest potential risk to the Company concerning Year 2000 is the malfunction of its data processing system. In the event its data processing system does not function properly, the Company is prepared to perform functions manually. The Company believes it is in compliance with regulatory guidelines regarding Year 2000 compliance, including the timetable for achieving compliance.

      RISKS RELATED TO THIRD PARTIES. The impact of Year 2000 non-compliance by third parties with which the Company transacts business cannot be accurately gauged. The Company identified its largest dollar deposit (aggregate deposits over $500,000) and loan ($250,000 or more) customers and, based on information available to the Company, conducted a preliminary evaluation to determine which of those customers are likely to be affected by Year 2000 issues. The Company then surveyed those customers deemed at risk to determine their readiness with respect to Year 2000 issues, including their awareness of Year 2000 issues, plans to address such issues and progress with respect to such plans. The survey included approximately 71% of all depositors with average balances of $500,000 or greater, which is approximately 10 % of its total dollar deposit base , and approximately 53% of its borrowers of $250,000 or more, which is approximately 13% of its total dollar loan base. As of the date hereof, the responses show that the customers are aware of Year 2000 issues, are in the process of updating their systems and have informed the Company that they believe they will be ready for the Year 2000 date change by the end of 1999. The Company will continue to review such responses and will encourage customers to resolve any identified problems. To the extent a problem is identified, the Company intends to monitor the customer's progress in resolving such problem. In the event that Year 2000 noncompliance adversely affects a borrower, the Company may be required to charge-off the loan to that borrower. For a discussion of possible effects of such charge-offs, see "--Contingency Plans" below. In the event that Year 2000 noncompliance causes a depositor to withdraw funds, the Company plans to maintain additional cash on hand. The Company also has access to the FHLB and Federal Reserve Discount Windows to address any additional liquidity needs. With respect to its borrowers, the Company includes in its loan documents a Year 2000 disclosure form and an addendum to the loan agreement in which the borrower represents and warrants its Year 2000 compliance to the Company.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company manages market risk, which for the Company is primarily interest rate risk, through its Asset Liability Committee which is composed of senior officers of the Company, in accordance with policies approved by the Company's Board of Directors.

      The Company uses simulation analysis to examine the potential effects of market changes on net interest income and market value. It considers macroeconomic variables, Company strategy, liquidity and other factors as it quantifies market risk. There have been no material changes of this nature since the Company's Form 10-K filing on March 24, 1999. See Form 10-K, Item 7, "Management's Discussion and Analysis and Results of Operations-Interest Rate Sensitivity and Liquidity".

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         a. Not applicable
         b. Not applicable
         c. Not applicable
         d. Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

ITEM 5.  OTHER INFORMATION

         Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a. Exhibits:

         Exhibit 27                Financial Data Schedule

         b. No reports on Form 8-K were filed by the Company during the three months ended March 31, 1999.


SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    PROSPERITY BANCSHARES, INC.
                                           (Registrant)


                        Date: May 12, 1999            /s/ DAVID ZALMAN
                                                          David Zalman
                                                     Vice President/Secretary



                        Date: May 12, 1999            /s/ DAVID HOLLAWAY
                                                          David Hollaway
                                                      Chief Financial Officer

                                 EXHIBIT INDEX


  EXHIBIT NUMBER                            DESCRIPTION
  --------------                            ----------
       27                             Financial Data Schedule