Form 10-Q
period 1999-06-30
PROSPERITY BANCSHARES INC
filed 1999-08-11
CIK 1068851

FORM 10-Q
                                  UNITED STATES
(Mark One)           SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

    [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of July 30, 1999, there were 5,195,325 shares of the registrant's Common Stock, par value $1.00 per share, outstanding.

PROSPERITY BANCSHARES, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION                                    Page

Item 1.  Financial Statements....................................... 3
         Consolidated Balance Sheets as of
             June 30, 1999 (unaudited) and December 31,1998......... 3
         Consolidated Statements of Income for the Three
             and Six Months Ended June 30, 1999 and 1998
             (unaudited)............................................ 4
         Consolidated Statements of Shareholders' Equity
             for the Year Ended December 31, 1998 and for
             the Six Months Ended June 30, 1999 (unaudited)......... 5
         Consolidated Statements of Cash Flows for the
             Six Months Ended June 30, 1999 and 1998 (unaudited).... 6
         Notes to Consolidated Financial Statements................. 7

Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations.................... 8
Item 3.  Quantitative and Qualitative
             Disclosures about Market Risk..........................18

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..........................................19
Item 2.  Changes in Securities and Use of Proceeds..................19
Item 3.  Defaults upon Senior Securities............................19
Item 4.  Submission of Matters to a Vote of Security Holders........19
Item 5.  Other Information..........................................19
Item 6.  Exhibits and Reports on Form 8-K...........................19
Signatures..........................................................20

                          PART I - FINANCIAL INFORMATION
                           ITEM 1. FINANCIAL STATEMENTS

                   PROSPERITY BANCSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                     JUNE 30,       DECEMBER 31,
                                                                                       1999             1998
                                                                                   ------------     ------------
                                                                                   (UNAUDITED)
                                                                                   (DOLLARS IN THOUSANDS, EXCEPT
                                                                                            SHARE DATA)
                                     ASSETS
Cash and due from banks .......................................................    $     12,511     $     18,243
Interest-bearing deposits in financial institutions ...........................            --                 99
                                                                                   ------------     ------------
     Total cash and cash equivalents ..........................................          12,511           18,342
Available for sale securities, at fair value (amortized cost
     of $140,085 (unaudited) and $113,000, respectively) ......................         138,170          113,828

Held to maturity securities, at cost (fair value of $83,577
  (unaudited) and $115,021, respectively) .....................................          83,511          113,916
Loans .........................................................................         188,034          170,478
Less allowance for credit losses ..............................................          (2,013)          (1,850)
                                                                                   ------------     ------------
          Loans, net ..........................................................         186,021          168,628
Accrued interest receivable ...................................................           4,316            3,990
Goodwill (net of accumulated amortization of $3,400
  (unaudited) and $3,077, respectively) .......................................           9,366            9,690
Bank premises and equipment, net ..............................................           6,054            6,105
Other assets ..................................................................           2,825            1,813
                                                                                   ------------     ------------
TOTAL ASSETS ..................................................................    $    442,774     $    436,312
                                                                                   ============     ============
                      LIABILITIES AND SHAREHOLDERS' EQUITY:
  Deposits:
     Noninterest-bearing ......................................................    $     80,846     $     84,976
     Interest-bearing .........................................................         317,533          305,683
                                                                                   ------------     ------------
          Total deposits ......................................................         398,379          390,659
  Other borrowings ............................................................             570            2,437
  Accrued interest payable ....................................................             978            1,081
  Other liabilities ...........................................................             618              700
                                                                                   ------------     ------------
          Total liabilities ...................................................         400,546          394,877

SHAREHOLDERS' EQUITY:
  Common stock, $1 par value; 50,000,000 shares authorized; 5,198,901
     (unaudited) and 5,176,401, shares issued at June 30, 1999 and December 31,
     1998, respectively; 5,195,325 (unaudited) and 5,172,825 shares outstanding
     at June 30, 1999 and December 31, 1998, respectively .....................           5,199            5,176
  Capital surplus .............................................................          16,909           16,477
  Retained earnings ...........................................................          21,403           19,452
  Accumulated other comprehensive income -- net
         unrealized (losses) gains on available for sale
         securities, net of tax benefit of $651 (unaudited)
         and tax of $179, respectively ........................................          (1,264)             348
  Less treasury stock, at cost, 3,576 shares at June 30,
         1999 (unaudited) and 3,576 shares at December 31,
         1998, respectively ...................................................             (18)             (18)
                                                                                   ------------     ------------
          Total shareholders' equity ..........................................          42,228           41,435
                                                                                   ------------     ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ....................................    $    442,774     $    436,312
                                                                                   ============     ============

                 See notes to consolidated financial statements.

                   PROSPERITY BANCSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                           THREE MONTHS ENDED   SIX MONTHS ENDED
                                                 JUNE 30,           JUNE 30,
                                           -----------------   -----------------
                                             1999      1998     1999      1998
                                           --------   ------   -------   -------
                                              (DOLLARS IN THOUSANDS, EXCEPT PER
                                                         SHARE DATA)
   INTEREST INCOME:
   Loans, including fees ................. $  3,863   $2,924   $ 7,456   $ 5,568
   Securities:
    Taxable ..............................    3,094    2,443     6,211     4,841
    Nontaxable ...........................      229      155       464       295
   Federal funds sold ....................      122       55       422       127
   Deposits in financial institutions ....       --        2        --         5
                                           --------   ------   -------   -------

     Total interest income ...............    7,308    5,579    14,553    10,836
                                           --------   ------   -------   -------

   INTEREST EXPENSE:
     Deposits ............................    3,017    2,373     6,123     4,647
      Other ..............................        2       42         7        69
                                           --------   ------   -------   -------
      Total interest expense .............    3,019    2,415     6,130     4,716
                                           --------   ------   -------   -------

      NET INTEREST INCOME ................    4,289    3,164     8,423     6,120
   PROVISION FOR CREDIT LOSSES ...........       65       75       130       145
                                           --------   ------   -------   -------
   NET INTEREST INCOME AFTER PROVISION
     FOR CREDIT LOSSES ...................    4,224    3,089     8,293     5,975
                                           --------   ------   -------   -------

   NONINTEREST INCOME:
     Customer service fees ...............      633      546     1,241     1,074
     Other ...............................      110       94       205       199
                                           --------   ------   -------   -------
      Total noninterest income ...........      743      640     1,446     1,273
                                           --------   ------   -------   -------

   NONINTEREST EXPENSE:
     Salaries and employee benefits ......    1,397    1,087     2,820     2,115
     Net occupancy expense ...............      247      196       437       367
     Data processing .....................      217      181       417       369
     Goodwill amortization ...............      162      119       323       235
     Depreciation expense ................       87       69       175       136
     Other ...............................      651      493     1,265     1,030
                                           --------   ------   -------   -------
      Total noninterest expense ..........    2,761    2,145     5,435     4,252
                                           --------   ------   -------   -------

   INCOME BEFORE INCOME TAXES ............    2,206    1,584     4,304     2,996
   PROVISION FOR INCOME TAXES ............      703      498     1,367       939
                                           --------   ------   -------   -------

   NET INCOME ............................ $  1,503   $1,086   $ 2,937   $ 2,057
                                           ========   ======   =======   =======

   EARNINGS PER SHARE
   Basic ................................. $   0.29   $ 0.27   $  0.57   $  0.52
                                           ========   ======   =======   =======

   Diluted ............................... $   0.28   $ 0.27   $  0.55   $  0.50
                                           ========   ======   =======   =======

                 See notes to consolidated financial statements.

                   PROSPERITY BANCSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                                                                 ACCUMULATED
                                                                                                    OTHER
                                                                                                COMPREHENSIVE
                                                                                                INCOME -- NET
                                                                                               UNREALIZED GAIN
                                                            COMMON STOCK                      (LOSS) ON AVAIL-            TOTAL
                                                                             CAPITAL  RETAINED  ABLE FOR SALE TREASURY SHAREHOLDERS'
                                                        SHARES      AMOUNT   SURPLUS  EARNINGS    SECURITIES   STOCK      EQUITY
                                                      ----------   --------  -------  -------- --------------  ------  -------------
                                                                            (Amounts in thousands, except share data)
BALANCE AT JANUARY 1, 1998 .........................   3,993,884    $ 3,993  $ 4,818   $16,049          $(24)   $(18)        $24,818
      Net income ...................................                                     4,460                                 4,460
      Net change in unrealized gain (loss)
        on available for sale securities ...........                                                     372                     372
                                                                                                                       -------------
      Total comprehensive income ...................                                                                           4,832
                                                                                                                       -------------
        Sale of common stock .......................   1,182,517      1,183   11,659                                          12,841
      Cash dividends declared, $0.20
        per share ..................................                                   (1,057)                               (1,057)
                                                      ----------   --------  -------  -------- --------------  ------  -------------

BALANCE AT DECEMBER 31, 1998 .......................   5,176,401    $ 5,176  $16,477   $19,452        $  348    $(18)        $41,435

      Net income (unaudited) .......................                                     2,937                                 2,937
      Net change in unrealized gain (loss) on
        available for sale securities (unaudited)  .                                                 (1,612)                 (1,612)
                                                                                                                       -------------
      Total comprehensive income (unaudited) .......                                                                           1,325
                                                                                                                       -------------
      Sale of common stock (unaudited) .............      22,500         23       76                                              99
      Stock issuance cost (unaudited) ..............                           (112)                                           (112)
      Cash dividends declared, $.10
        per share (unaudited) ......................                                     (519)                                 (519)
                                                      ----------   --------  -------  -------- --------------  ------  -------------
BALANCE AT JUNE 30, 1999
        (unaudited) ................................   5,198,901     $5,199  $16,553   $21,758      $(1,264)    $(18)        $42,228
                                                      ==========   ========  =======  ======== ==============  ======  =============

                 See notes to consolidated financial statements.

                   PROSPERITY BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)
                                                            SIX MONTHS ENDED
                                                                 JUNE 30,
                                                          ---------------------
                                                           1999          1998
                                                          --------     --------
                                                         (DOLLARS IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .........................................    $  2,937     $  2,057
  Adjustments to reconcile net income
   to net cash provided by operating activities:
   Depreciation and amortization .....................         628          488
   Provision for credit losses .......................         130          145
   Net amortization of premium/discount
     on  investments .................................         153           79
   Loss on sale of real estate acquired
     By foreclosure ..................................                        2
   Increase in accrued interest receivable ...........        (326)        (502)
   Increase in other assets ..........................        (361)        (162)
   (Decrease) increase in accrued interest payable
     and other liabilities ...........................          (7)          93
                                                          --------     --------
     Total adjustments ...............................         217          143
                                                          --------     --------
     Net cash provided by operating activities .......       3,154        2,200
                                                          --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities and principal
   paydowns of held to maturity securities ...........      30,653       26,924
  Purchase of held to maturity securities ............        (282)     (11,814)
  Proceeds from maturities and principal
   paydowns of available for sale securities .........       9,548       17,584
  Purchase of available for sale securities ..........     (36,352)     (23,586)
  Net increase in loans ..............................     (17,523)     (20,486)
  Purchase of bank premises and equipment ............        (253)        (176)
  Proceeds from sale of bank premises and
   equipment .........................................                       40
  Net decrease in interest-bearing
   deposits in financial institutions ................          99           99
  Premium paid for West Columbia branch ..............          --         (250)
  Net liabilities acquired in purchase of West
   Columbia branch (net of acquired cash of
   $5,548) ...........................................          --        5,799
                                                          --------     --------
     Net cash (used in)  investing activities ........     (14,308)      (5,866)
                                                          --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net (decrease) increase in noninterest-bearing
   deposits ..........................................      (4,130)       6,892
  Net  increase in interest-bearing deposits .........      11,850        3,530
  Repayments of line of credit .......................      (1,865)          --
  Repayments of other borrowings, net ................          --       (2,800)
    Stock issuance costs .............................        (112)        --
  Payments of cash dividends .........................        (519)        (399)
  Sale of Common Stock ...............................          99         --
                                                          --------     --------
     Net cash  provided by
       financing activities ..........................       5,323        7,223
                                                          --------     --------
NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS ...................................    $ (5,831)    $  3,557
CASH AND CASH EQUIVALENTS, BEGINNING
  OF PERIOD ..........................................      18,342       17,372
                                                          --------     --------
CASH AND CASH EQUIVALENTS, END OF
  PERIOD .............................................    $ 12,511     $ 20,929
                                                          ========     ========

NONCASH INVESTING ACTIVITIES:
  The Company incurred a net change in unrealized
      gain (loss) on securities available for sale of $1,612.

                 See notes to consolidated financial statements.

                  PROSPERITY BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Prosperity Bancshares, Inc. (the "Company") and its wholly-owned subsidiaries, First Prosperity Bank (the "Bank") and Prosperity Holdings, Inc. All significant inter-company transactions and balances have been eliminated.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company's Form 10-K filed on March 24, 1999. Operating results for the six month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

2.  INCOME PER COMMON SHARE

     The following table illustrates the computation of basic and diluted earnings per share (in thousands, except per share data):

                                            THREE MONTHS ENDED  SIX MONTHS ENDED
                                                 JUNE 30,           JUNE 30
                                              ---------------   ----------------
                                               1999     1998     1999      1998
                                              ------   ------   -----     ------
Net income available to common shareholders   $1,503   $1,086   $2.937    $2,057
  Weighted average common
       shares outstanding .................    5,182    3,990    5,177     3,990
  Potential dilutive common shares ........      201       91      200        90
                                              ------   ------   ------    ------
  Weighted average common shares and
       equivalents outstanding ............    5,383    4,081    5,377     4,080
                                              ------   ------   ------    ------
  Basic earnings per common share .........   $ 0.29   $ 0.27    $0.57    $ 0.52
                                              ======   ======   ======    ======
  Diluted earnings per common share .......   $ 0.28   $ 0.27    $0.55    $ 0.50
                                              ======   ======   ======    ======

                   PROSPERITY BANCSHARES, INC AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  JUNE 30, 1999
                              (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)
3.  RECENT ACCOUNTING STANDARDS

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

     SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities," establishes accounting and reporting standards for derivative instruments and requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. This statement is effective for periods beginning after June 15, 2000. Management believes the implementation of this pronouncement will not have a material effect on the Company's financial statements.

4.    SUBSEQUENT EVENTS

     On June 17, 1999, the Company entered into an Agreement and Plan of Reorganization ("Merger Agreement") with South Texas Bancshares, Inc. ("South Texas") whereby South Texas will merge with and into the Company and The Commercial National Bank of Beeville ("CNB"), a subsidiary of South Texas, will merge with and into the Bank (collectively, the "Mergers"). See "Management's Discussion And Analysis Of Financial Conditon And Results Of
Operations-Overview"

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

     Prosperity Bancshares, Inc. (the "Company") is a registered bank holding Company that derives substantially all of its revenues and income from the operation of First Prosperity Bank (the "Bank"). The Bank is a full-service bank that provides a broad line of financial products and services to small and medium-sized businesses and consumers through 12 full-service banking locations, three of which are located in the greater Houston metropolitan area. The following Management's Discussion and Analysis of Financial Condition and Results of Operations may contain certain forward-looking statements regarding future financial conditions, results of operations and the Company's business operations. Such statements involve risks, uncertainties and assumptions, including, but not limited to, monetary policy and general economic conditions in Texas and the Houston metropolitan area, the risks of changes in interest rates on the level and composition of deposits, loan demand and the values of loan collateral securities and interest rate protection agreements, the actions of competitors and customers, the success of the Company in implementing its strategic plan, the failure of the assumptions underlying the reserves for loan losses and the estimations of values of collateral and various financial assets and liabilities, that the costs of technological changes, including "Year 2000" data systems and compliance issues, are more difficult or expensive than anticipated, the effects of regulatory restrictions imposed on banks and bank holding companies generally, any changes in fiscal, monetary or regulatory policies and other uncertainties as set forth in the Company's other public reports and filings and public statements. Should one or more of these risks or uncertainties materialize, or should these underlying assumptions prove incorrect, actual outcomes may vary materially from outcomes expected or anticipated by the Company.

OVERVIEW

     The Company showed positive earnings growth for the six month period ended June 30, 1999 due to the increase in loan volume and the acquisition of Union State Bank in East Bernard, Texas (the "Union Acquisition") in the fourth quarter of 1998, accounted for under the purchase method. Net income available to common shareholders was $1.5 million ($0.28 per common share on a diluted basis) for the quarter ended June 30, 1999 compared with $1.1 million ($0.27 per common share on a diluted basis) for the quarter ended June 30, 1998, an increase of $417,000, or 38.4%. The Company posted returns on average common equity of 14.20% and 16.88% and returns on average assets of 1.33% and 1.30% for the quarters ended June 30, 1999 and 1998, respectively. For the six months ended June 30, 1999 net income available to common shareholders was $2.9 million ($0.55 per common share on a diluted basis) compared with $2.1 million ($0.50 per common share on a diluted basis) for the same period in 1998, an increase of $880,000 or 42.8%.

     Total assets were $442.8 million at June 30, 1999 compared with $436.3 million at December 31, 1998. Total loans increased to $188.0 million at June 30, 1999 from $170.5 million at December 31, 1998, an increase of $17.5 million, or 10.3%. Total deposits were $398.4 million at June 30, 1999 compared with $390.7 million at December 31, 1998, an increase of $7.7 million, or 2.0%. Shareholders' equity increased $793,000 or 1.9%, to $42.2 million at June 30, 1999 compared with $41.4 million at December 31, 1998.

     On June 17, 1999, the Company entered into an Agreement and Plan of Reorganization ("Merger Agreement") with South Texas Bancshares, Inc. ("South Texas") whereby South Texas will merge with and into the Company and The Commercial National Bank of Beeville ("CNB"), a subsidiary of South Texas, will merge with and into the Bank (collectively, the "Mergers"). The Mergers will be accounted for under the purchase method. CNB's banking locations in Beeville
(2), Mathis and Goliad, Texas will be operated as branches of the Bank following consummation of the Mergers. The Merger Agreement, which is subject to the approval of the shareholders of South Texas and various regulatory authorities, provides that each issued and outstanding share of the common stock of South Texas ("South Texas Stock") will be converted into the right to receive $93.40 and each outstading option to acquire a share of South Texas Stock will be converted into the right to receive $93.40 less the exercise price to acquire a share of South Texas Stock pursuant to the option, for aggregate consideration of approximately $23.4 million. At June 30, 1999, South Texas had total assets of $135.6 million, total deposits of $119.1 million and total loans (net of unearned discount and allowance for loan losses) of $34.5 million. The Company expects the Mergers to be consummated during the fourth quarter of 1999.

RESULTS OF OPERATIONS

NET INTEREST INCOME

     Net interest income was $4.3 million for the quarter ended June 30, 1999 compared with $3.2 million for the quarter ended June 30, 1998, an increase of $1.1 million, or 35.6%. Net interest income increased as a result of an increase in average interest-earning assets to $421.9 million for the quarter ended June 30, 1999 from $310.0 million for the quarter ended June 30, 1998, an increase of $111.9 million, or 36.1%. The net interest margin on a tax equivalent basis decreased to 4.16% from 4.18% for the same periods, principally due to a 27 basis point decrease in the yield on interest-earning assets and a 31 basis point decrease in the yield on interest-bearing liabilities. Net interest income increased $2.3 million, or 37.6%, to $8.4 million for the six months ended June 30, 1999 from $6.1 million for the same period in 1998. This increase is mainly attributable to higher average interest-earning assets and higher average loans.

     The Company's net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a "volume change." It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a "rate change." The following tables set forth, for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the quarters ended June 30, 1999 and 1998 and the six months ended June 30, 1999 and 1998. The tables also set forth the average rate paid on total interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods.

                                                                                      THREE MONTHS ENDED JUNE 30,
                                                                --------------------------------------------------------------------
                                                                               1999                                 1998
                                                                ---------------------------------   --------------------------------
                                                                  AVERAGE     INTEREST    AVERAGE     AVERAGE     INTEREST   AVERAGE
                                                                OUTSTANDING    EARNED/     YIELD/   OUTSTANDING    EARNED/   YIELD/
                                                                  BALANCE       PAID      RATE (4)    BALANCE       PAID    RATE (4)
                                                                -----------   --------    -------   -----------   --------  --------
                                                                                        (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
   Loans ...................................................     $ 183,924      $3,863     8.42%     $ 135,022      $2,924     8.68%
   Securities(1) ...........................................       227,676       3,323     5.84        170,858       2,598     6.08
   Federal funds sold and other temporary
    investments ............................................        10,289         122     4.69          4,153          57     5.43
                                                                -----------   --------              -----------   --------
     Total interest-earning assets .........................       421,889       7,308     6.94%       310,033       5,579     7.21%
                                                                              --------    -------                 --------  --------
   Less allowance for credit losses ........................        (1,942)                             (1,072)
                                                                -----------                         -----------
     Total interest-earning assets, net
      of allowance .........................................       419,947                             308,961
      Noninterest-earning assets ...........................        33,149                              27,185
                                                                -----------                         -----------

     Total assets ..........................................     $ 453,096                           $ 336,146
                                                                ===========                         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
   Interest-bearing demand deposits ........................     $  46,814      $  176     1.51%     $  38,637      $  154     1.60%
   Savings and money market accounts .......................       121,359       1,002     3.31         80,474         708     3.53
   Certificates of deposit .................................       157,545       1,839     4.68        118,730       1,512     5.11
   Federal funds purchased and other
    borrowings .............................................           188           2     4.21          2,770          41     5.86
                                                                -----------   --------              -----------   --------
     Total interest-bearing
      liabilities ..........................................       325,906       3,019     3.72%       240,611       2,415     4.03%
                                                                -----------   --------    -------   -----------   --------  --------
Noninterest-bearing liabilities:
   Noninterest-bearing demand deposits .....................        82,907                              68,307
   Other liabilities .......................................         1,825                               1,430
                                                                -----------                         -----------
     Total liabilities .....................................       410,638                             310,348
                                                                -----------                         -----------

Shareholders' equity .......................................        42,458                              25,798
                                                                -----------                         -----------

     Total liabilities and shareholders' equity ............     $ 453,096                           $ 336,146
                                                                ===========                         ===========

Net interest rate spread ...................................                               3.22%                               3.18%
                                                                                          =======                           ========

Net interest income and margin(2) ..........................                    $4,289     4.08%                    $3,164     4.09%
                                                                              ========    =======                 ========  ========
Net interest income and margin
  (tax-equivalent basis)(3) ................................                    $4,375     4.16%                    $3,227     4.18%
                                                                              ========    =======                 ========  ========

------------------------------------------
(1) Yield is based on amortized cost and does not include any component of unrealized gains or losses.

(2) The net interest margin is equal to net interest income divided by average interest-earning assets.

(3) In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 34%.

(4) Annualized.

                                                                                   SIX MONTHS ENDED JUNE 30,
                                                         --------------------------------------------------------------------------
                                                                           1999                                   1998
                                                         ------------------------------------    ----------------------------------
                                                           AVERAGE       INTEREST     AVERAGE      AVERAGE      INTEREST   AVERAGE
                                                         OUTSTANDING      EARNED/      YIELD/    OUTSTANDING     EARNED/    YIELD/
                                                           BALANCE         PAID       RATE (4)     BALANCE         PAID    RATE (4)
                                                         -----------     ---------     ------    -----------    --------   --------
                                                                                    (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
   Loans .............................................   $   178,861     $   7,456       8.41%   $   129,228    $  5,568       8.69%
   Securities(1) .....................................       227,710         6,675       5.86        170,005       5,136       6.04
   Federal funds sold and other temporary
    investments ......................................        17,421           422       4.82          4,789         132       5.48
                                                         -----------     ---------               -----------    --------
     Total interest-earning assets ...................       423,992        14,553       6.89%       304,022      10,836       7.16%
                                                                         ---------     ------                   --------   --------
   Less allowance for credit losses ..................        (1,915)                                 (1,047)
                                                         -----------                             -----------
     Total interest-earning assets, net
      of allowance ...................................       422,077                                 302,975
      Noninterest-earning assets .....................        34,412                                  27,122
                                                         -----------                             -----------

     Total assets ....................................   $   456,489                             $   330,097
                                                         ===========                             ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
   Interest-bearing demand deposits ..................   $    49,454     $     372       1.52%   $    41,064    $    330       1.62%
   Savings and money market accounts .................       122,230         2,014       3.32         78,704       1,376       3.53
   Certificates of deposit ...........................       158,573         3,737       4.75        115,918       2,942       5.12
   Federal funds purchased and other
    borrowings .......................................           322             7       4.32          2,345          68       5.77
                                                         -----------     ---------               -----------    --------   --------
     Total interest-bearing
      liabilities ....................................       330,579         6,130       3.74%       238,031       4,716       4.00%
                                                         -----------     ---------     ------    -----------    --------   --------
Noninterest-bearing liabilities:
   Noninterest-bearing demand deposits ...............        81,807                                 65,057
   Other liabilities .................................         1,955                                  1,426
                                                         -----------                             -----------
     Total liabilities ...............................       414,341                                304,514
                                                         -----------                             -----------

Shareholders' equity .................................        42,148                                 25,583
                                                         -----------                             -----------

     Total liabilities and shareholders' equity ......   $   456,489                              $ 330,097
                                                         ===========                             ===========

Net interest rate spread .............................                                   3.15%                                 3.16%
                                                                                       ======                              ========

Net interest income and margin(2) ....................                 $     8,423       4.01%                  $  6,120       4.06%
                                                                       ===========     ======                   ========   ========
Net interest income and margin
  (tax-equivalent basis)(3) ..........................                 $     8,597       4.09%                  $  6,242       4.14%
                                                                       ===========     ======                   ========   ========

------------------------------------------

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

(4) Annualized.

     The following tables present the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase (decrease) related to outstanding balances and the volatility of interest rates for the periods indicated. For purposes of these tables, changes attributable to both rate and volume which cannot be segregated have been allocated to rate.

                                                    THREE MONTHS ENDED JUNE 30,
                                                    ---------------------------
                                                           1999 VS. 1998
                                                    ---------------------------
                                                        INCREASE
                                                       (DECREASE)
                                                         DUE TO
                                                    ----------------
                                                    VOLUME      RATE     TOTAL
                                                    -------    -----    -------
                                                       (DOLLARS IN THOUSANDS)
  Interest-earning assets:
   Loans ........................................   $ 1,059    $(119)   $   940
   Securities ...................................       864     (140)       724
   Federal funds sold and other temporary
    investments .................................        83      (18)        65
                                                    -------    -----    -------
    Total increase (decrease) in interest income      2,006     (277)     1,729
                                                    -------    -----    -------
 Interest-bearing liabilities:
  Interest-bearing demand deposits ..............        33      (11)        22
  Savings and money market accounts .............       360      (66)       294
  Certificates of deposit .......................       494     (167)       327
  Federal funds purchased and other borrowings ..       (38)      (1)       (39)
                                                    -------    -----    -------
    Total increase (decrease) in interest expense       849     (245)       604
                                                    -------    -----    -------
 Increase (decrease) in net interest income .....   $ 1,157    $ (32)   $ 1,125
                                                    =======    =====    =======

                                                     SIX MONTHS ENDED JUNE 30,
                                                    ---------------------------
                                                           1999 VS. 1998
                                                    ---------------------------
                                                        INCREASE
                                                       (DECREASE)
                                                         DUE TO
                                                    ----------------
                                                    VOLUME      RATE     TOTAL
                                                    -------    -----    -------
                                                       (DOLLARS IN THOUSANDS)
 Interest-earning assets:
  Loans .........................................   $ 2,139    $(251)   $ 1,888
  Securities ....................................     1,743     (204)     1,539
  Federal funds sold and other temporary
    investments .................................       348      (58)       290
                                                    -------    -----    -------
    Total increase (decrease) in interest income      4,230     (513)     3,717
                                                    -------    -----    -------
Interest-bearing liabilities:
  Interest-bearing demand deposits ..............        67      (25)        42
  Savings and money market accounts .............       761     (123)       638
  Certificates of deposit .......................     1,083     (288)       795
  Federal funds purchased and other borrowings ..       (59)      (2)       (61)
                                                    -------    -----    -------
    Total increase (decrease) in interest expense     1,852     (438)     1,414
                                                    -------    -----    -------
 Increase (decrease) in net interest income .....   $ 2,378    $ (75)   $ 2,303
                                                    =======    =====    =======
PROVISION FOR CREDIT LOSSES

     Provisions for credit losses are charged to income to bring the total allowance for credit losses to a level deemed appropriate by management of the Company based on such factors as historical experience, the volume and type of policies, general economic conditions and other factors related to the collectibility of loans in the Company's portfolio.

     The provision for credit losses for the six months ended June 30, 1999 decreased $15,000 to $130,000 from $145,000 in the corresponding period last year. The provision for credit losses for the three months ended June 30, 1999 was $65,000, a decrease of $10,000 from $75,000 for the same period in 1998.

NONINTEREST INCOME

     The Company's primary sources of noninterest income are service charges on deposit accounts and other banking service related fees. The following table presents, for the periods indicated, the major categories of noninterest income:

                                            THREE MONTHS ENDED  SIX MONTHS ENDED
                                                 JUNE 30,           JUNE 30,
                                           -------------------- ----------------
                                            1999      1998      1999      1998
                                           -------   -------   -------   -------
                                                    (DOLLARS IN THOUSANDS)

Service charges on deposit accounts ....   $   633   $   546   $ 1,241   $ 1,074

Other noninterest income ...............       110        94       205       199
                                           -------   -------   -------   -------
Total noninterest income ...............   $   743   $   640   $ 1,446   $ 1,273
                                           =======   =======   =======   =======

     Noninterest income totaled $743,000 for the three months ended June 30, 1999 compared with $640,000 for the same period in 1998, an increase of $103,000, or 16.1%. Noninterest income increased $173,000, or 13.6%, to $1.4 million for the six month period ending June 30, 1999 from $1.3 million for the same period in 1998. The increase in service charges on deposit accounts was principally due to the Union Acquisition.

NONINTEREST EXPENSE

     Noninterest expense totaled $2.8 million for the quarter ended June 30, 1999 compared with $2.1 million for the quarter ended June 30, 1998, an increase of $616,000, or 28.7%. Noninterest expense totaled $5.4 million for the six months ended June 30, an increase of $1.1 million, or 27.8%, from $4.3 million for the same period in 1998. The increase was primarily due to the Union Acquisition. The following table presents, for the periods indicated, the major categories of noninterest expense:

                                             THREE MONTHS ENDED SIX MONTHS ENDED
                                                   JUNE 30,         JUNE 30,
                                             -----------------  ----------------
                                                1999     1998     1999     1998
                                             --------   ------   ------   ------
                                                     (DOLLARS IN THOUSANDS)

Salaries and employee benefits .............   $1,397   $1,087   $2,820   $2,115
Non-staff expenses:
   Net occupancy expense ...................      247      196      437      367
   Equipment depreciation ..................       87       69      173      136
   Data processing .........................      217      181      417      369
   Professional fees .......................       59       27       98       46
   Regulatory assessments and FDIC insurance       21       17       42       35
   Ad valorem and franchise taxes ..........       51       58       99      101
   Goodwill amortization ...................      162      119      323      235
   Other ...................................      520      391    1,026      848
                                             --------   ------   ------   ------
Total non-staff expenses ...................    1,364    1,058    2,615    2,137

Total noninterest expense ..................   $2,761   $2,145   $5,435   $4,252
                                             ========   ======   ======   ======

     Salaries and employee benefit expenses were $1.4 million for the quarter ended June 30, 1999 compared with $1.1 million for the quarter ended June 30, 1998, an increase of $310,000, or 28.5%, For the six month period ended June 30, 1999, salaries and employee benefits totaled $2.8 million, an increase of $705,000, or 33.3%, from $2.1 million for the six month period ending June 30, 1998. The change was due primarily to an increase in the number of employees due to the Union Acquisition and annual employee salary increases.

     Non-staff expenses increased $306,000, or 28.9%, to $1.4 million for the quarter ended June 30, 1999 compared with the same period in 1998. For the six month period ended June 30, 1999, non-staff expenses increased $478,000, or 22.4%, to $2.6 million from $2.1 million for the same period in 1998. The increase was principally due to the Union Acquisition.

INCOME TAXES

     Income tax expense increased $428,000, or 45.6%, to $1.4 million for the six months ended June 30, 1999 from $939,000 for the same period in 1998. For the three month period ended June 30, 1999, income tax expense increased $205,000, or 41.2%, to $703,000 from $498,000 for the same period in 1998. Both increases were primarily attributable to higher pretax net earnings.

FINANCIAL CONDITION

LOAN PORTFOLIO

     Total loans were $188.0 million at June 30, 1999, an increase of $17.5 million, or 10.3% from $170.5 million at December 31, 1998. Loan growth occurred primarily in 1-4 family residential and agricultural loans. Period end loans comprised 44.4% of average earning assets at June 30, 1999 compared with 51.9% at December 31, 1998.

     The following table summarizes the loan portfolio of the Company by type of loan as of June 30, 1999 and December 31, 1998:

                                                 JUNE 30,          DECEMBER 31,
                                                   1999                1998
                                             -----------------  ----------------
                                              AMOUNT   PERCENT   AMOUNT  PERCENT
                                             --------  -------  -------- -------
                                                   (DOLLARS IN THOUSANDS)

Commercial and industrial ................   $ 18,699     9.9%   $16,972   10.0%
Real estate:
  Construction and land
       development .......................      2,012     1.1      1,727    1.0
  1-4 family residential .................     86,945    46.2     80,062   46.9
  Home equity ............................      9,908     5.3      8,077    4.7
  Commercial mortgages ...................     25,238    13.4     22,240   13.1
  Farmland ...............................      5,917     3.2      6,148    3.6
  Multifamily residential ................      1,405     0.8      1,090    0.6
Agriculture ..............................     18,578     9.9     14,107    8.3
Consumer .................................     19,332    10.2     20,055   11.8
                                             --------  -------  -------- -------
     Total loans .........................   $188,034   100.0%  $170,478  100.0%
                                             ========  =======  ======== =======

ALLOWANCE FOR CREDIT LOSSES

     Management actively monitors the Company's asset quality and provides specific loss allowances when necessary. Loans are charged-off against the allowance for loan losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. As of June 30, 1999, the allowance for credit losses amounted to $2.0 million, or 1.07% of total loans compared with $1.9 million, or 1.09% of total loans at December 31, 1998.

     Set forth below is an analysis of the allowance for credit losses for the periods indicated:

                                                        AS OF          AS OF
                                                       JUNE 30,     DECEMBER 31,
                                                     ------------  ------------
                                                         1999          1998
                                                     ------------  ------------
                                                       (DOLLARS IN THOUSANDS)

Average loans outstanding ......................     $    178,861  $    143,196
                                                     ============  ============

Gross loans outstanding at end of period .......     $    188,034  $    170,478
                                                     ============  ============

Allowance for credit losses at
  beginning of period ..........................     $      1,850  $      1,016
Balance acquired with Union Acquisition ........             --             661
Provision for credit losses ....................              130           239
Charge-offs:
  Real estate and agriculture ..................               (4)          (14)
  Consumer .....................................              (15)          (67)
Recoveries:
  Commercial and industrial ....................                5             5
  Real estate and agriculture ..................               44            --
  Consumer .....................................                3            10
                                                     ------------  ------------
Net recoveries (charge-offs) ...................               33           (66)
                                                     ------------  ------------
Allowance for credit losses at end of period ...     $      2,013  $      1,850
                                                     ============  ============
Ratio of allowance to end of period
  loans ........................................             1.07%         1.09%
Ratio of net (recoveries) charge-offs to average
  loans ........................................            (0.02)         0.05
Ratio of allowance to end of period
  nonperforming loans ..........................               --            --

NONPERFORMING ASSETS

      The Company had $128,000 and $140,000 in nonperforming assets for the periods ended June 30, 1999 and December 31, 1998, respectively. The Company generally places a loan on nonaccrual status and ceases accruing interest when the payment of principal or interest is delinquent for 90 days, or earlier in some cases, unless the loan is in the process of collection and the underlying collateral fully supports the carrying value of the loan. The Company generally charges off all loans before attaining nonaccrual status. The following table presents information regarding nonperforming assets as of the dates indicated:

                                                        JUNE 30,   DECEMBER 31,
                                                          1999         1998
                                                     ------------  ------------
                                                       (DOLLARS IN THOUSANDS)

Nonaccrual loans .................................   $         --   $          5
Accruing loans 90 or more days past due ..........             --             --
                                                     ------------   ------------
Total nonperforming loans ........................             --              5
Other real estate ................................            128            135
                                                     ------------   ------------
Total nonperforming assets .......................   $        128   $        140
                                                     ============   ============

SECURITIES

     Securities totaled $221.7 million at June 30, 1999 compared with $227.7 million at December 31, 1998, a decrease of $6.0 million, or 2.7%. At June 30, 1999, securities represented 50.1% of total assets compared with 52.2% of total assets at December 31, 1998.


PREMISES AND EQUIPMENT

     Premises and equipment, net of accumulated depreciation, totaled $6.1 million at June 30, 1999 and December 31, 1998, respectively.


DEPOSITS

     Total deposits were $398.4 million at June 30, 1999 compared with $390.7 million at December 31, 1998, an increase of $7.7 million. At June 30, 1999, noninterest-bearing deposits accounted for approximately 20.3% of total deposits compared with 21.8% of total deposits at December 31, 1998. Interest-bearing deposits totaled $317.5 million, or 79.7%, of total deposits at June 30, 1999 compared with $305.7 million, or 78.3%, of total deposits at December 31, 1998.

BORROWINGS

     The Company had $570,000 in Federal Home Loan Bank ("FHLB") advances at June 30, 1999, compared with $2.4 million in FHLB advances at December 31, 1998.

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

     Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of June 30, 1999, the Company had cash and cash equivalents of $12.5 million, down from $18.3 million at December 31, 1998. The decline was due primarily to an increase in loans.

CAPITAL RESOURCES

     Total shareholders' equity was $42.2 million at June 30, 1999 compared with $41.4 million at December 31, 1998, an increase of $793,000, or 1.9%. The increase was primarily due to net earnings of $2.9 million, cash dividends paid of $519,000, and a loss on available for sale securities of $1.3 million for the six months ended June 30, 1999.

     Both the Board of Governors of the Federal Reserve System, with respect to the Company, and the Federal Deposit Insurance Corporation ("FDIC"), with respect to the Bank, have established certain minimum risk-based capital standards that apply to bank holding companies and federally insured banks. As of June 30, 1999, the Company's risk-based capital ratios were above the levels required for the Company to be designated as "well capitalized", with Tier 1 capital, total risk-based capital and leverage capital ratios of 18.09%, 19.16% and 7.69%, respectively. As of June 30, 1999, the Bank's risk-based capital ratios were above the levels required for the Bank to be designated as "well capitalized" by the FDIC, with Tier-1 capital, total risk-based capital and leverage capital ratios of 13.74%, 14.81% and 5.91%, respectively.

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

     STATE OF READINESS. The Company formally initiated its Year 2000 project and plan in November 1997 to insure that its operational and financial systems will not be adversely affected by year problems. The Company has formed a Year 2000 project team and the Board of Directors and management are supporting all compliance efforts and allocating the necessary resources to ensure completion. An inventory of all systems and products (including both information technology ("IT") and non-informational technology ("non-IT") systems) that could be affected by the Year 2000 date change has been developed, verified and categorized as to its importance to the Company and an assessment of all major IT and critical non-IT systems has been completed. This assessment involved inputting test data which simulates the Year 2000 date change into such IT systems and reviewing the system output for accuracy. The Company's assessment of critical non-IT systems involved reviewing such systems to determine whether they were date dependent. Based on such assessment, the Company believes that none of its critical non-IT systems are date dependent. The software for the Company's systems is provided through service bureaus and software vendors. The Company has contacted all of its third party vendors and software providers and is requiring them to demonstrate and represent that the products provided are or will be Year 2000 compliant and has planned a program of testing compliance. The Company's service bureau, which performs substantially all of the Company's data processing functions, has warranted in writing that its software is Year 2000 compliant and pursuant to applicable regulatory guidelines the Company has reviewed the results of user group tests performed by the service provider to verify this assertion. The Company believes it would have recourse against the service provider for actual damages incurred by the Company in the event the service provider breaches this warranty. In addition, the FDIC has reviewed the Company's compliance with Year 2000 issues.

     The Company has completed the following phases of its Year 2000 plan: (i) recognizing Year 2000 issues, (ii) assessing the impact of Year 2000 issues on the Company's critical systems and (iii) upgrading systems as necessary to resolve those Year 2000 issues which have been identified. The Company has implemented and tested all of its mission critical systems.

     COSTS OF COMPLIANCE. Management does not expect the costs of bringing the Company's systems into Year 2000 compliance will have a material adverse effect on the Company's financial condition, results of operations or liquidity. The Company has budgeted $10,000 to address Year 2000 issues. As of June 30, 1999, the Company has incurred $6,000 in relation to Year 2000. The largest potential risk to the Company concerning Year 2000 is the malfunction of its data processing system. In the event its data processing system does not function properly, the Company is prepared to perform functions manually. The Company believes it is in compliance with regulatory guidelines regarding Year 2000 compliance, including the timetable for achieving compliance.

     RISKS RELATED TO THIRD PARTIES. The impact of Year 2000 noncompliance by third parties with which the Company transacts business cannot be accurately gauged. The Company identified its largest dollar deposit (aggregate deposits over $500,000) and loan ($250,000 or more) customers and, based on information available to the Company, conducted an evaluation to determine which of those customers are likely to be affected by Year 2000 issues. The Company then surveyed those customers deemed at risk to determine their readiness with respect to Year 2000 issues, including their awareness of Year 2000 issues, plans to address such issues and progress with respect to such plans. As of the date hereof, the responses show that the customers are aware of Year 2000 issues, are in the process of updating their systems and have informed the Company that they believe they will be ready for the Year 2000 date change by the end of 1999. The Company will continue to monitor its customers deemed at risk and will encourage customers to resolve any identified problems. To the extent a problem is identified, the Company intends to monitor the customer's progress in resolving such problem. In the event that Year 2000 noncompliance adversely affects a borrower, the Company may be required to charge-off the loan to that borrower. For a discussion of possible effects of such charge-offs, see "--Contingency Plans" below. In the event that Year 2000 noncompliance causes a depositor to withdraw funds, the Company plans to maintain additional cash on hand. The Company also has access to the FHLB and Federal Reserve Discount Windows to address any additional liquidity needs. With respect to its borrowers, the Company includes in its loan documents a Year 2000 disclosure form and an addendum to the loan agreement in which the borrower represents and warrants its Year 2000 compliance to the Company.

     CUSTOMER AWARENESS. The Company has implemented a series of notifications to its customers via statement inserts, statement messages and community forums. Future plans for increasing customer awareness will include advertising and signs regarding the Year 2000 issue located in the lobby of each banking location.

     CONTINGENCY PLANS. The Company has finalized its contingency planning with respect to the Year 2000 date change and believes that if its own systems should fail, the Company could convert to a manual entry system for a period of up to six months without significant losses. The Company believes that any mission critical systems could be recovered and operating within seven days. In the event that the Federal Reserve is unable to handle-electronic funds transfers and check clearing, the Company does not expect the impact to be material to its financial condition or results of operations as long as the Company is able to utilize an alternative electronic funds transfer and clearing source. As part of its contingency planning, the Company has reviewed its loan customer base and the potential impact on capital of Year 2000 noncompliance. Based upon such review, using what it considers to be a reasonable worst case scenario, the Company has assumed that certain of its commercial borrowers whose businesses are most likely to be affected by Year 2000 noncompliance would be unable to repay their loans, resulting in charge-offs of loan amounts in excess of collateral values. If such were the case, the Company believes that it is unlikely that its exposure would exceed $100,000, although there are no assurances that this amount will not be substantially higher. The Company does not believe that this amount is material enough for the Company to adjust it current methodology for making provisions to the allowance for credit losses. In addition, the Company plans to maintain additional cash on hand to meet any unusual deposit withdrawal activity.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company manages market risk, which for the Company is primarily interest rate risk, through its Asset Liability Committee which is composed of senior officers of the Company, in accordance with policies approved by the Company's Board of Directors.

     The Company uses simulation analysis to examine the potential effects of market changes on net interest income and market value. It considers macroeconomic variables, Company strategy, liquidity and other factors as it quantifies market risk. There have been no material changes of this nature since the Company's Form 10-K filing on March 24, 1999. See Form 10-K, Item 7 "Management's Discussion and Analysis and Results of Operations-Interest Rate Sensitivity and Liquidity".

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not Applicable

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

   a. Not applicable

   b. Not applicable

   c. Not applicable

   d. Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 4, 1999, the Company held the Annual Meeting of Shareholders to consider and act upon the following items:

     1. J.T. Herin, Charles M. Slavik and Harrison Stafford were elected as Class I directors to serve on the Board of Directors of the Company until the Company's 2002 Annual Meeting of Shareholders and until their successors are duly elected and qualified. A total of 3,452,615 shares were voted in favor of the election of each Class I director and 187,286 shares were withheld from voting for each director.

          The other directors whose term of office as a director continued after the meeting include: Tracy T. Rudolph, David Zalman, Robert Steelhammer, Harry Bayne, and James A. Bouligny.

     2. The shareholders ratified the appointment of Deloitte & Touche LLP as the the independent auditors of the books and accounts of the Company for the year ending December 31, 1999. A total of 3,440,207 shares were voted in favor of the appointment, 182,314 shares were voted against the appointment and 17,380 shares abstained from voting.

ITEM 5.  OTHER INFORMATION

          Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits:

        Exhibit 2.1 Agreement and Plan of Reorganization by and between Prosperity Bancshares, Inc. and South Texas Bancshares, Inc. dated June 17, 1999.

        Exhibit 27     Financial Data Schedule

     b. No reports on Form 8-K were filed by the Company during the three months ended June 30, 1999.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 PROSPERITY BANCSHARES, INC.
                                                        (Registrant)

                        Date: August 11, 1999      /s/   DAVID ZALMAN
                                                         David Zalman
                                                   Vice President/Secretary



                        Date: August 11, 1999      /s/  DAVID HOLLAWAY
                                                        David Hollaway
                                                   Chief Financial Officer