Form 10-Q
period 1999-09-30
PROSPERITY BANCSHARES INC
filed 1999-11-15
CIK 1068851

                                    FORM 10-Q
                                  UNITED STATES
(Mark One)             SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

   [x]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

                                 (713) 993-0002
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
                                       ---    ---

As of October 31, 1999, there were 5,195,325 shares of the registrant's Common Stock, par value $1.00 per share, outstanding.

PROSPERITY BANCSHARES, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION                                                                   Page
Item 1.  Financial Statements...................................................................... 3
         Consolidated Balance Sheets as of September 30, 1999 (unaudited) and
                   December 31,1998................................................................ 3
         Consolidated Statements of Income for the Three and Nine Months
                   Ended September 30, 1999 and 1998 (unaudited)................................... 4
         Consolidated Statements of Shareholders' Equity for the Year Ended December 31,
                  1998 and for the Nine Months Ended September 30, 1999 (unaudited)................ 5
         Consolidated Statements of Cash Flows for the Nine Months Ended September
                  30, 1999 and 1998 (unaudited).................................................... 6
         Notes to Consolidated Financial Statements................................................ 7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                  Operations....................................................................... 8
Item 3.  Quantitative and Qualitative Disclosures about Market Risk................................20

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.........................................................................21
Item 2.  Changes in Securities and Use of Proceeds.................................................21
Item 3.  Defaults upon Senior Securities...........................................................21
Item 4.  Submission of Matters to a Vote of Security Holders.......................................21
Item 5.  Other Information.........................................................................21
Item 6.  Exhibits and Reports on Form 8-K..........................................................21
Signatures.........................................................................................21

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                  PROSPERITY BANCSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                 September 30,                December 31,
                                                                      1999                        1998
                                                                   ---------                   ---------
                                                                 (unaudited)
                                                                 (Dollars in thousands, except share data)
                       ASSETS
Cash and due from banks ......................................     $  14,475                   $  18,243
Federal funds sold and other earning assets ..................           700                          --
Interest-bearing deposits in financial institutions ..........            --                          99
                                                                   ---------                   ---------
   Total cash and cash equivalents ...........................        15,175                      18,342
Available for sale securities, at fair value (amortized cost
    of $144,445 (unaudited) and $113,000, respectively) ......       141,518                     113,828
Held to maturity securities, at cost (fair value of $69,333
   (unaudited) and $115,021, respectively) ...................        69,728                     113,916
Loans ........................................................       197,500                     170,478
Less allowance for credit losses .............................        (2,072)                     (1,850)
                                                                   ---------                   ---------
              Loans, net .....................................       195,428                     168,628
Accrued interest receivable ..................................         4,131                       3,990
Goodwill (net of accumulated amortization of $3,562
   (unaudited) and $3,077, respectively) .....................         9,205                       9,690
Bank premises and equipment, net .............................         5,973                       6,105
Other assets .................................................         3,204                       1,813
                                                                   ---------                   ---------
TOTAL ASSETS .................................................     $ 444,362                   $ 436,312
                                                                   =========                   =========
            LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
   Deposits:
       Noninterest-bearing ...................................     $  88,287                   $  84,976
       Interest-bearing ......................................       311,458                     305,683
                                                                   ---------                   ---------
              Total deposits .................................       399,745                     390,659
   Other borrowings ..........................................            --                       2,437
   Accrued interest payable ..................................           969                       1,081
   Other liabilities .........................................           763                         700
                                                                   ---------                   ---------
              Total liabilities ..............................       401,477                     394,877
SHAREHOLDERS' EQUITY:
   Common stock, $1 par value; 50,000,000 shares
       authorized; 5,198,901 (unaudited) and 5,176,401,
       shares issued at September 30, 1999 and December
       31, 1998, respectively; 5,195,325 (unaudited) and
       5,172,825 shares outstanding at September 30, 1999
       and December 31, 1998, respectively ...................         5,199                       5,176
   Capital surplus ...........................................        16,441                      16,477
   Retained earnings .........................................        23,195                      19,452
   Accumulated other comprehensive income -- net
       unrealized (losses) gains on available for sale
       securities, net of tax benefit of $995 (unaudited)
       and tax of $179, respectively .........................        (1,932)                        348
   Less treasury stock, at cost, 3,576 shares at September 30,
       1999 (unaudited) and 3,576 shares at December 31,
       1998, respectively ....................................           (18)                        (18)
                                                                   ---------                   ---------
              Total shareholders' equity .....................        42,885                      41,435
                                                                   ---------                   ---------
TOTAL LIABILITIES AND SHAREHOLDERS'
              EQUITY .........................................     $ 444,362                   $ 436,312
                                                                   =========                   =========

                See notes to consolidated financial statements.

                  PROSPERITY BANCSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                        Three Months  Ended                Nine Months Ended
                                                          September 30,                      September 30,
                                                     ---------------------------        ------------------------
                                                         1999            1998              1999           1998
                                                     ---------         ---------        ---------       --------
                                                              (Dollars in thousands, except per share data)
     INTEREST INCOME:
     Loans, including fees..................         $   4,063         $   3,127        $  11,519       $  8,695
     Securities:
      Taxable...............................             2,989             2,279            9,198          7,155
      Nontaxable............................               221               155              685            450
     Federal funds sold.....................                37                78              460            205
     Deposits in financial institutions.....                --                 2               --              7
                                                     ---------         ---------        ---------       --------
       Total interest income................             7,310             5,641           21,862         16,512
                                                     ---------         ---------        ---------       --------

     INTEREST EXPENSE:
       Deposits.............................             2,909             2,393            9,032          7,040
       Other................................                50                 2               57             69
                                                     ---------         ---------        ---------       --------
         Total interest expense.............             2,959             2,395            9,089          7,109
                                                     ---------         ---------        ---------       --------

         NET INTEREST INCOME................             4,351             3,246           12,773          9,403
     PROVISION FOR CREDIT LOSSES............                75                70              205            215
                                                     ---------         ---------        ---------       --------
     NET INTEREST INCOME AFTER PROVISION
       FOR CREDIT LOSSES....................             4,276             3,176           12,568          9,188
                                                     ---------         ---------        ---------       --------

     NONINTEREST INCOME:
       Customer service fees................               677               530            1,919          1,636
       Other................................               112                56              318            189
                                                     ---------         ---------        ---------       --------
        Total noninterest income............               789               586            2,237          1,825
                                                      --------         ---------        ---------       --------

     NONINTEREST EXPENSE:
       Salaries and employee benefits.......             1,394             1,100            4,213          3,214
       Net occupancy expense................               183               146              473            396
       Data processing......................               209               202              625            571
       Goodwill amortization................               162               120              485            354
       Depreciation expense.................               153               126              459            375
       Other................................               633               501            1,913          1,539
                                                     ---------         ---------        ---------       --------
        Total noninterest expense...........             2,734             2,195            8,168          6,449
                                                     ---------         ---------        ---------       --------

     INCOME BEFORE INCOME TAXES.............             2,331             1,567            6,637          4,564
     PROVISION FOR INCOME TAXES.............               746               487            2,115          1,426
                                                     ---------         ---------        ---------       --------

     NET INCOME.............................         $   1,585         $   1,080        $   4,522       $  3,138
                                                     =========         =========        =========       ========

     EARNINGS PER SHARE
     Basic..................................         $    0.31         $    0.27        $    0.87       $   0.79
                                                     =========         =========        =========       ========

     Diluted................................         $    0.29         $    0.26        $    0.84       $   0.77
                                                     =========         =========        =========       ========

                See notes to consolidated financial statements.

                  PROSPERITY BANCSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                             Common Stock
                                                       --------------------------       Capital        Retained
                                                         Shares          Amount         Surplus        Earnings
                                                       ----------      ----------      ----------     ----------
                                                                (Amounts in thousands, except share data)
BALANCE AT JANUARY 1, 1998 ..........................   3,993,884      $    3,993      $    4,818     $   16,049
     Net income .....................................                                                      4,460
     Net change in unrealized gain (loss)
       on available for sale securities .............
     Total comprehensive income .....................
     Sale of common stock ...........................   1,182,517           1,183          11,659
     Cash dividends declared, $0.20
       per share ....................................                      (1,057)                        (1,057)
                                                       ----------      ----------      ----------     ----------

BALANCE AT DECEMBER 31, 1998 ........................   5,176,401           5,176          16,477         19,452

     Net income (unaudited) .........................                                                      4,522
     Net change in unrealized gain (loss) on
       available for sale securities (unaudited) ....
     Total comprehensive income (unaudited) .........
     Sale of common stock (unaudited) ...............      22,500              23              76
     Stock issuance cost (unaudited) ................                                        (112)
     Cash dividends declared, $0.10
       per share (unaudited) ........................                                                       (779)
                                                       ----------      ----------      ----------     ----------
BALANCE AT SEPTEMBER 30, 1999
       (unaudited) ..................................   5,198,901      $    5,199      $   16,441     $   23,195
                                                       ==========      ==========      ==========     ==========


                                                        Accumulated
                                                          Other
                                                       Comprehensive
                                                       Income -- Net
                                                       Unrealized Gain
                                                       (Loss) on Avail-                     Total
                                                        able for Sale     Treasury      Shareholders'
                                                         Securities        Stock            Equity
                                                       ----------------  ----------     -------------
BALANCE AT JANUARY 1, 1998 ..........................  $            (24) $      (18)    $      24,818
     Net income .....................................                                           4,460
     Net change in unrealized gain (loss)
       on available for sale securities .............               372                           372
                                                                                        -------------
     Total comprehensive income .....................                                           4,832
                                                                                        -------------
        Sale of common stock ........................                                          12,841
     Cash dividends declared, $0.20
       per share ....................................                                          (1,057)
                                                       ----------------  ----------     -------------

BALANCE AT DECEMBER 31, 1998 ........................               348         (18)           41,435

     Net income (unaudited) .........................                                           4,522
     Net change in unrealized gain (loss) on
       available for sale securities (unaudited) ....            (2,280)                       (2,280)
                                                                                        -------------
     Total comprehensive income (unaudited) .........                                           2,242
                                                                                        -------------
     Sale of common stock (unaudited) ...............                                              99
     Stock issuance cost (unaudited) ................                                            (112)
     Cash dividends declared, $0.10
       per share (unaudited) ........................                                            (779)
                                                       ----------------  ----------     -------------
BALANCE AT SEPTEMBER 30, 1999
       (unaudited) ..................................  $         (1,932) $      (18)    $      42,885
                                                       ================  ==========     =============


                 See notes to consolidated financial statements

            PROSPERITY BANCSHARES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                                                                      Nine Months Ended
                                                                        September 30,
                                                                      1999          1998
                                                                    --------      --------
                                                                    (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ...................................................   $  4,522      $  3,138
   Adjustments to reconcile net income
     to net cash provided by operating activities:
     Depreciation and amortization ..............................        944           729
     Provision for credit losses ................................        205           215
     Net amortization of premium/discount
       on investments ...........................................        195           128
     Loss on sale of real estate acquired
       By foreclosure ...........................................                        2
     Increase in accrued interest receivable ....................       (141)         (591)
     Increase in other assets ...................................       (396)         (217)
     (Decrease) increase in accrued interest payable
       and other liabilities ....................................        128           121
                                                                    --------      --------
       Total adjustments ........................................        935           387
                                                                    --------      --------
       Net cash provided by operating activities ................      5,457         3,525
                                                                    --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities and principal
     paydowns of held to maturity securities ....................     46,286        42,068
   Purchase of held to maturity securities ......................     (2,264)      (15,205)
   Proceeds from maturities and principal
     paydowns of available for sale securities ..................     11,126        20,457
   Purchase of available for sale securities ....................    (42,292)      (39,592)
   Net increase in loans ........................................    (27,022)      (27,112)
   Purchase of bank premises and equipment ......................       (318)         (232)
   Proceeds from sale of bank premises and
     equipment ..................................................                       40
   Net decrease in interest-bearing
     deposits in financial institutions .........................         99            99
   Premium paid for West Columbia branch ........................         --          (250)
   Net liabilities acquired in purchase of West
     Columbia branch (net of acquired cash of
     $5,548) ....................................................                    5,798
                                                                    --------      --------
     Net cash (used in) investing activities ....................    (14,385)      (13,929)
                                                                    --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (decrease) increase in noninterest-bearing
     deposits ...................................................      3,312         5,388
   Net increase in interest-bearing deposits ....................      5,775         2,519
   Repayments of other borrowings, net ..........................     (2,435)         (800)
   Stock issuance costs .........................................       (112)           --
   Payments of cash dividends ...................................       (779)         (599)
   Sale of Common Stock .........................................         99            --
                                                                    --------      --------
       Net cash provided by
          financing activities ..................................      5,860         6,508
                                                                    --------      --------
NET (DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS .............................................   $ (3,068)     $ (3,896)
CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD ....................................................     18,243        17,372
                                                                    --------      --------
CASH AND CASH EQUIVALENTS, END OF
   PERIOD .......................................................   $ 15,175      $ 13,476
                                                                    ========      ========

          See notes to consolidated financial statements.

                  PROSPERITY BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Prosperity Bancshares, Inc. (the "Company") and its wholly-owned subsidiaries, First Prosperity Bank (the "Bank") and Prosperity Holdings, Inc. All significant inter-company transactions and balances have been eliminated.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company's Form 10-K filed on March 24, 1999. Operating results for the nine month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

2.  INCOME PER COMMON SHARE

         The following table illustrates the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                             Three Months Ended            Nine Months Ended
                                                                September 30,                September 30
                                                          ------------------------    ------------------------
                                                            1999           1998         1999            1998
                                                          --------       ---------    ---------      ---------
Net income available to common shareholders               $  1,585       $   1,080    $   4,522      $   3,138

   Weighted average common shares outstanding                5,195           3,990        5,183          3,990
   Potential dilutive common shares                            206             101          202            101
                                                          --------       ---------    ---------      ---------
   Weighted average common shares and equivalents
        outstanding                                          5,401           4,091        5,385          4,091
                                                          --------       ---------    ---------      ---------

   Basic earnings per common share                        $   0.31       $    0.27    $    0.87      $    0.79
                                                          ========       =========    =========      =========
   Diluted earnings per common share                      $   0.29       $    0.26    $    0.84      $    0.77
                                                          ========       =========    =========      =========

                   PROSPERITY BANCSHARES, INC AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

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

4. SUBSEQUENT EVENTS

         On October 1, 1999, the Company completed its acquisition ("Acquisition") of South Texas Bancshares, Inc. ("South Texas"). In connection with the Acquisition, the Commercial National Bank of Beeville "(CNB"), a wholly owned subsidiary of South Texas, was merged with the Bank.

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

         Statements and financial discussion and analysis contained in the Form 10-Q that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on assumptions and involve a number of risks and uncertainties, many of which are beyond the Company's control. The important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation:

o changes in interest rates and market prices, which could reduce the Company's net interest margins, asset valuations and expense expectations;

o changes in the levels of loan prepayments and the resulting effects on the value of the Company's loan portfolio;

o changes in local economic and business conditions which adversely affect the Company's customers and their ability to transact profitable business with the Company, including the ability of the Company's borrowers to repay their loans according to their terms or a change in the value of the related collateral.

o increased competition for deposits and loans adversely affecting rates and terms;

o the timing, impact and other uncertainties of future acquisitions, including the Company's ability to identify suitable future acquisition candidates, the success or failure in the integration of their operations, and the ability to enter new markets successfully and capitalize on growth opportunities;

o increased credit risk in the Company's assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of the total loan portfolio;

o the failure of assumptions underlying the establishment of and provisions made to the allowance for credit losses;

o changes in the availability of funds resulting in increased costs or reduced liquidity;

o increased asset levels and changes in the composition of assets and the resulting impact on the Company's capital levels and regulatory capital ratios;

o the Company's ability to acquire, operate and maintain cost effective and efficient systems without incurring unexpectedly difficult or expensive but necessary technological changes (including changes to address Year 2000 data systems issues);

o the Company's ability to complete its project to assess and resolve any Year 2000 problems on time;

o the loss of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensation levels; and

o changes in statutes and government regulations or their interpretations applicable to bank holding companies and the Company's present and future banking and other subsidiaries, including changes in tax requirements and tax rates.


OVERVIEW

         The Company showed positive earnings growth for the nine month period ended September 30, 1999 due to the increase in loan volume and the acquisition of Union State Bank in East Bernard, Texas (the "Union Acquisition") in the fourth quarter of 1998, accounted for under the purchase method. Net income available to common shareholders was $1.6 million ($0.29 per common share on a diluted basis) for the quarter ended September 30, 1999 compared with $1.1 million ($0.26 per common share on a diluted basis) for the quarter ended September 30, 1998, an increase of $505,000, or 46.8%. The Company posted returns on average common equity of 14.79% and 15.77% and returns on average assets of 1.42% and 1.28% for the quarters ended September 30, 1999 and 1998, respectively. For the nine months ended September 30, 1999 net income available to common shareholders was $4.5 million ($0.84 per common share on a diluted basis) compared with $3.1 million ($0.77 per common share on a diluted basis) for the same period in 1998, an increase of $1.4 million or 44.1%.

         Total assets were $444.4 million at September 30, 1999 compared with $436.3 million at December 31, 1998. Total loans increased to $197.5 million at September 30, 1999 from $170.5 million at December 31, 1998, an increase of $27.0 million, or 15.9%. Total deposits were $399.7 million at September 30, 1999 compared with $390.7 million at December 31, 1998, an increase of $9.1 million, or 2.3%. Shareholders' equity increased $1.5 million or 3.5%, to $42.9 million at September 30, 1999 compared with $41.4 million at December 31, 1998.

RESULTS OF OPERATIONS

Net Interest Income

         Net interest income was $4.4 million for the quarter ended September 30, 1999 compared with $3.2 million for the quarter ended September 30, 1998, an increase of $1.1 million, or 34.0%. Net interest income increased as a result of an increase in average interest-earning assets to $413.4 million for the quarter ended September 30, 1999 from $310.0 million for the quarter ended September 30, 1998, an increase of $103.3 million, or 33.3%. The net interest margin on a tax-equivalent basis increased to 4.26% from 4.23% for the same periods, principally due to a slightly lower decrease in the yield on interest-earning assets than the decrease in the rate on interest-bearing liabilities. Net interest income increased $3.4 million, or 35.8%, to $12.8 million for the nine months ended September 30, 1999 from $9.4 million for the same period in 1998. This increase is mainly attributable to higher average interest-earning assets and higher average loans.

The Company's net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a "volume change." It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a "rate change." The following tables set forth, for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the quarters ended September 30, 1999 and 1998 and the nine months ended September 30, 1999 and 1998. The tables also set forth the average rate paid on total interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods.

                                                              Three Months Ended September 30,
                                             --------------------------------------------------------------------
                                                            1999                               1998
                                             --------------------------------    --------------------------------
                                              Average     Interest   Average       Average    Interest   Average
                                             Outstanding   Earned/    Yield/     Outstanding   Earned/    Yield/
                                               Balance      Paid     Rate (4)      Balance      Paid     Rate (4)
                                             -----------  --------  ---------    -----------  --------   --------
                                                                   (Dollars in thousands)
ASSETS
Interest-earning assets:
  Loans....................................  $   191,815  $  4,063       8.40%   $   145,604  $  3,127       8.52%
  Securities(1)............................      218,663     3,210       5.87        157,674     2,434       6.17
  Federal funds sold and other temporary
   investments.............................        2,896        37       5.00          6,764        80       4.63
                                             -----------  --------               -----------  --------
    Total interest-earning assets..........      413,374     7,310       7.04%       310,042     5,641       7.24%
                                                          --------                            --------
  Less allowance for credit losses.........       (2,031)                             (1,135)
                                             -----------                         -----------
    Total interest-earning assets, net
     of allowance..........................      411,343                             308,907
     Noninterest-earning assets............       31,449                              25,787
                                             -----------                         -----------

    Total assets...........................  $   442,792                         $   334,694
                                             ===========                         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing demand deposits.........  $    44,266  $    171       1.53%   $    36,362  $    140       1.53%
  Savings and money market accounts........      114,228       938       3.26         81,442       718       3.50
  Certificates of deposit..................      154,635     1,800       4.62        119,959     1,535       5.08
  Federal funds purchased and other
   borrowings..............................        3,775        50       5.18            125         2       6.26
                                             -----------  --------               -----------  --------
    Total interest-bearing
     liabilities...........................      316,904     2,959       3.70%       237,888     2,395       3.99%
                                             -----------  --------               -----------  --------
Noninterest-bearing liabilities:
  Noninterest-bearing demand deposits......       82,425                              67,993
  Other liabilities........................        1,073                               1,651
                                             -----------                         -----------

    Total liabilities......................      400,402                             307,532
                                             -----------                         -----------

Shareholders' equity.......................       42,390                              27,162
                                             -----------                         -----------

    Total liabilities and shareholders'
      equity...............................  $   442,792                         $   336,694
                                             ===========                         ===========

Net interest rate spread...................                              3.34%                              3.25%

Net interest income and margin(2)..........               $  4,351       4.18%                $  3,246      4.15%
                                                          ========                            ========
Net interest income and margin
 (tax-equivalent basis)(3).................               $  4,435       4.26%                $  3,309      4.23%
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

(4)  Annualized.

                                                                Nine Months Ended September 30,
                                             --------------------------------------------------------------------
                                                            1999                               1998
                                             --------------------------------    --------------------------------
                                              Average     Interest   Average       Average    Interest   Average
                                             Outstanding   Earned/    Yield/     Outstanding   Earned/    Yield/
                                               Balance      Paid     Rate (4)      Balance      Paid     Rate (4)
                                             -----------  --------  ---------    -----------  --------   --------
                                                                   (Dollars in thousands)
ASSETS
Interest-earning assets:
  Loans....................................  $   183,213  $ 11,519       8.41%   $   134,741  $  8,695       8.63%
  Securities(1)............................      224,673     9,883       5.87        165,837     7,605       6.11
  Federal funds sold and other temporary
   investments.............................       12,537       460       4.84          6,101       212       4.58
                                             -----------  --------               -----------  --------
    Total interest-earning assets..........      420,423    21,862       6.94%       306,679    16,512       7.19%
                                                          --------                            --------
  Less allowance for credit losses.........       (1,954)                             (1,077)
                                             -----------                         -----------
    Total interest-earning assets, net
     of allowance..........................      418,469                             305,602
     Noninterest-earning assets............       33,404                              26,041
                                             -----------                         -----------

    Total assets...........................  $   451,873                         $   331,643
                                             ===========                         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
 Interest-bearing liabilities:
  Interest-bearing demand deposits.........  $    47,706  $    543       1.52%   $    39,477  $    471       1.60%
  Savings and money market accounts........      119,563     2,951       3.30         79,625     2,094       3.52
  Certificates of deposit..................      157,248     5,538       4.71        117,281     4,475       5.10
  Federal funds purchased and other
   borrowings..............................        1,472        57       5.11          1,596        69       5.70
                                             -----------  --------               -----------  --------
    Total interest-bearing
     liabilities...........................      325,989     9,089       3.73%       237,979     7,109       3.99%
                                             -----------  --------               -----------  --------
Noninterest-bearing liabilities:
  Noninterest-bearing demand deposits......       81,959                              66,111
  Other liabilities........................        1,662                               1,124
                                             -----------                         -----------

    Total liabilities......................      409,610                             305,214
                                             -----------                         -----------

Shareholders' equity.......................       42,263                              26,429
                                             -----------                         -----------

    Total liabilities and shareholders'
     equity................................  $   451,873                         $   331,643
                                             ===========                         ===========

Net interest rate spread                                                 3.21%                               3.20%

Net interest income and margin(2)                         $ 12,773       4.06%                $  9,403       4.10%
                                                          ========                            ========
Net interest income and margin
 (tax-equivalent basis)(3)                                $ 13,032       4.14%                $  9,591       4.18%
                                                          ========                            ========

-------------------------
(1) Yield is based on amortized cost and does not include any component of unrealized gains or losses.

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


                                                           Three Months Ended September 30,
                                                                     1999 vs. 1998
                                                           ---------------------------------
                                                                Increase
                                                               (Decrease)
                                                                 Due to
                                                           --------------------
                                                           Volume         Rate        Total
                                                           -------      -------      -------
                                                               (Dollars in thousands)
Interest-earning assets:
  Loans...............................................     $   992      $   (56)     $   936
  Securities .........................................         941         (165)         776
  Federal funds sold and other temporary
    investments ......................................         (46)           3          (43)
                                                           -------      -------      -------
    Total increase (decrease) in interest income .....       1,887         (218)       1,669
                                                           -------      -------      -------

Interest-bearing liabilities:
  Interest-bearing demand deposits ...................          30            1           31
  Savings and money market accounts ..................         289          (69)         220
  Certificates of deposit ............................         444         (179)         265
  Federal funds purchased and other borrowings .......          58          (10)          48
                                                           -------      -------      -------
    Total increase (decrease) in interest expense ....         821         (257)         564
                                                           -------      -------      -------
Increase (decrease) in net interest income ...........     $ 1,067      $    38      $ 1,105
                                                           =======      =======      =======


                                                            Nine Months Ended September 30,
                                                                     1999 vs. 1998
                                                           ---------------------------------
                                                                Increase
                                                               (Decrease)
                                                                 Due to
                                                           --------------------
                                                           Volume         Rate        Total
                                                           -------      -------      -------
                                                               (Dollars in thousands)
Interest-earning assets:
  Loans...............................................     $ 3,128      $  (304)     $ 2,824
  Securities .........................................       2,698         (420)       2,278
  Federal funds sold and other temporary
    investments ......................................         224           24          248
                                                           -------      -------      -------
    Total increase (decrease) in interest income .....       6,050         (700)       5,350
                                                           -------      -------      -------

Interest-bearing liabilities:
  Interest-bearing demand deposits ...................          98          (26)          72
  Savings and money market accounts ..................       1,050         (193)         857
  Certificates of deposit ............................       1,525         (462)       1,063
  Federal funds purchased and other borrowings .......          (5)          (7)         (12)
                                                           -------      -------      -------
    Total increase (decrease) in interest expense ....       2,668         (688)       1,980
                                                           -------      -------      -------
Increase (decrease) in net interest income ...........     $ 3,382      $   (12)     $ 3,370
                                                           =======      =======      =======


Provision for Credit Losses

         Provisions for credit losses are charged to income in order to bring the total allowance for credit losses to a level deemed appropriate by management of the Company based on such factors as historical loan loss experience, industry diversification of the commercial loan portfolio, the amount of nonperforming loans and related collateral, the volume, growth and composition of the loan portfolio, current economic conditions that may affect the borrower's ability to pay and the value of collateral, the evaluation of the loan portfolio through the internal loan review process and other relevant factors.

         The provision for credit losses for the nine months ended September 30, 1999 decreased $10,000 to $205,000 from $215,000 in the corresponding period last year. The provision for credit losses for the three months ended September 30, 1999 was $75,000, an increase of $5,000 from $70,000 for the same period in 1998.

Noninterest Income

         The Company's primary sources of noninterest income are service charges on deposit accounts and other banking service related fees. Noninterest income totaled $789,000 for the three months ended September 30, 1999 compared with $586,000 for the same period in 1998, an increase of $203,000, or 34.6%. Noninterest income increased $412,000, or 22.6%, to $2.2 million for the nine month period ending September 30, 1999 from $1.8 million for the same period in 1998. The increase in noninterest income was principally due to the Union Acquisition.

         The following table presents, for the periods indicated, the major categories of noninterest income:

                                                      Three Months Ended                  Nine Months Ended
                                                         September 30,                       September 30,
                                                     --------------------               --------------------
                                                       1999        1998                   1999         1998
                                                     -------       ------               -------      -------
                                                                      (Dollars in thousands)
     Service charges on deposit accounts.......      $   677      $   530               $ 1,919      $  1,636
     Other noninterest income..................          112           56                   318           189
                                                     -------       ------               -------      --------
         Total noninterest income..............      $   789      $   586               $ 2,237      $  1,825
                                                     =======      =======               =======      ========


Noninterest Expense

         Noninterest expense totaled $2.7 million for the quarter ended September 30, 1999 compared with $2.2 million for the quarter ended September 30, 1998, an increase of $539,000, or 24.6%. Noninterest expense totaled $8.2 million for the nine months ended September 30, 1999, an increase of $1.8 million, or 26.7%, from $6.4 million for the same period in 1998. The increase in noninterest expense was primarily due to the Union Acquisition.

         The following table presents, for the periods indicated, the major categories of noninterest expense:

                                                                   Three Months Ended         Nine Months Ended
                                                                      September 30,              September 30,
                                                                  --------------------       -------------------
                                                                     1999      1998            1999        1998
                                                                  ---------  ---------       --------    -------
                                                                               (Dollars in thousands)
     Salaries and employee benefits.......................        $   1,394  $   1,100       $  4,213   $  3,214
     Non-staff expenses:
         Net occupancy expense............................              249        146            671        396
         Equipment depreciation...........................               87        126            261        375
         Data processing..................................              209        202            625        571
         Professional fees................................               66         36            162         82
         Regulatory assessments and FDIC insurance........               21         18             64         53
         Ad valorem and franchise taxes...................               51         54            149        145
         Goodwill amortization............................              162        120            485        354
         Other............................................              495        393          1,538      1,259
                                                                  ---------  ---------       --------    -------
             Total non-staff expenses.....................            1,340      1,095          3,955      3,235

             Total noninterest expense....................        $   2,734  $   2,195       $  8,168   $  6,449
                                                                  =========  =========       ========   ========

         Salaries and employee benefit expenses were $1.4 million for the quarter ended September 30, 1999 compared with $1.1 million for the quarter ended September 30, 1998, an increase of $294,000, or 26.7%. For the nine month period ended September 30, 1999, salaries and employee benefits totaled $4.2 million, an increase of $999,000, or 31.1%, from $3.2 million for the nine month period ending September 30, 1998. The change was due primarily to an increase in the number of employees due to the Union Acquisition and regular annual employee salary increases.

         Non-staff expenses increased $245,000, or 22.4%, to $1.3 million for the quarter ended September 30, 1999 compared with the same period in 1998. For the nine month period ended September 30, 1999, non-staff expenses increased $720,000, or 22.3%, to $4.0 million from $3.2 million for the same period in 1998. The increase was principally due to the Union Acquisition.

Income Taxes

         For the three month period ended September 30, 1999, income tax expense increased $259,000, or 53.2%, to $746,000 from $487,000 for the same period in 1998. Income tax expense increased $689,000, or 48.3%, to $2.1 million for the nine months ended September 30, 1999 from $1.4 million for the same period in 1998. Both increases were primarily attributable to higher pretax net earnings.

FINANCIAL CONDITION

Loan Portfolio

         Total loans were $197.5 million at September 30, 1999, an increase of $27.0 million, or 15.9% from $170.5 million at December 31, 1998. Loan growth occurred primarily in commercial mortgages and 1-4 family residential loans. Period end loans comprised 47.0% of average earning assets at September 30, 1999 compared with 51.9% at December 31, 1998.

         The following table summarizes the loan portfolio of the Company by type of loan as of September 30, 1999 and December 31, 1998:

                                                        September 30,         December 31,
                                                             1999                 1998
                                                     ------------------   -------------------
                                                       Amount   Percent    Amount     Percent
                                                     ---------  -------   ---------   -------
                                                              (Dollars in thousands)
         Commercial and industrial........           $  18,307      9.3%  $  16,972      10.0%
         Real estate:
           Construction and land
                development...............               3,631      1.8       1,727       1.0
           1-4 family residential.........              89,795     45.5      80,062      46.9
           Home equity....................              10,581      5.4       8,077       4.7
           Commercial mortgages...........              30,843     15.6      22,240      13.1
           Farmland.......................               6,579      3.3       6,148       3.6
           Multifamily residential........               1,610      0.8       1,090       0.6
         Agriculture......................              17,317      8.8      14,107       8.3
         Consumer.........................              18,837      9.5      20,055      11.8
                                                     ---------  -------   ---------   -------
              Total loans.................           $ 197,500    100.0%  $ 170,478     100.0%
                                                     =========  =======   =========   =======

Allowance for Credit Losses

         Management actively monitors the Company's asset quality and provides specific loss allowances when necessary. Loans are charged-off against the allowance for credit losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. As of September 30, 1999, the allowance for credit losses amounted to $2.1 million, or 1.05% of total loans compared with $1.9 million, or 1.09% of total loans at December 31, 1998.

         Set forth below is an analysis of the allowance for credit losses for the periods indicated:

                                                               Nine Months Ended              Year Ended
                                                                  September 30,              December 31,
                                                                      1999                       1998
                                                               -----------------             ------------
                                                                          (Dollars in thousands)
         Average loans outstanding..........................   $         183,213             $    143,196
                                                               =================             ============

         Gross loans outstanding at end of period...........   $         197,500             $    170,478
                                                               =================             ============

         Allowance for credit losses at
           beginning of period..............................   $           1,850             $      1,016
         Balance acquired with Union Acquisition............                  --                      661
         Provision for credit losses........................                 205                      239
         Charge-offs:
           Commercial and industrial........................                  (4)                      --
           Real estate and agriculture......................                 (14)                     (14)
           Consumer.........................................                 (27)                     (67)
         Recoveries:
           Commercial and industrial........................                   7                        5
           Real estate and agriculture......................                  47                       --
           Consumer.........................................                   8                       10
                                                               -----------------             ------------
         Net recoveries (charge-offs).......................                  17                      (66)
                                                               -----------------             ------------
         Allowance for credit losses at end of period.......   $           2,072             $      1,850
                                                               =================             ============
         Ratio of allowance to end of period loans..........                1.05%                    1.09%
         Ratio of net (recoveries) charge-offs to average
           loans............................................               (0.01)                    0.05
         Ratio of allowance to end of period
           nonperforming loans..............................                  --                       --

Nonperforming Assets

         The Company had $125,000 and $140,000 in nonperforming assets for the periods ended September 30, 1999 and December 31, 1998, respectively. The Company generally places a loan on nonaccrual status and ceases accruing interest when the payment of principal or interest is delinquent for 90 days, or earlier in some cases, unless the loan is in the process of collection and the underlying collateral fully supports the carrying value of the loan. The Company generally charges off all loans before attaining nonaccrual status.

          The following table presents information regarding nonperforming assets as of the dates indicated:

                                                                      September 30,    December 31,
                                                                          1999             1998
                                                                      -------------    ------------
                                                                         (Dollars in thousands)
                Nonaccrual loans..................................    $          --    $          5
                Accruing loans 90 or more days past due...........               --              --
                                                                      -------------    ------------
                   Total nonperforming loans......................               --               5
                Other real estate.................................              125             135
                                                                      -------------    ------------
                   Total nonperforming assets.....................    $         125    $        140
                                                                      =============    ============

Securities

         Securities totaled $211.2 million at September 30, 1999 compared with $227.7 million at December 31, 1998, a decrease of $16.5 million, or 7.2%. The decrease was primarily due to an increase in loans. At September 30, 1999, securities represented 47.5% of total assets compared with 52.2% of total assets at December 31, 1998.

Premises and Equipment

         Premises and equipment, net of accumulated depreciation, totaled $6.0 million and $6.1 million at September 30, 1999 and December 31, 1998, respectively.

Deposits

         Total deposits were $399.7 million at September 30, 1999 compared with $390.7 million at December 31, 1998, an increase of $9.1 million. At September 30, 1999, noninterest-bearing deposits accounted for approximately 22.1% of total deposits compared with 21.8% of total deposits at December 31, 1998. Interest-bearing deposits totaled $311.5 million, or 77.9%, of total deposits at September 30, 1999 compared with $305.7 million, or 78.3%, of total deposits at December 31, 1998.

Borrowings

         The Company had no Federal Home Loan Bank ("FHLB") advances at September 30, 1999, compared with $2.4 million in FHLB advances at December 31, 1998. The amount of FHLB advances the Company has at any given time is based on the Company's daily liquidity position and will increase or decrease according to the Company's funding needs.

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

         Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of September 30, 1999, the Company had cash and cash equivalents of $15.2 million, down from $18.3 million at December 31, 1998. The decline was due primarily to an increase in loans.

Capital Resources

         Total shareholders' equity was $42.9 million at September 30, 1999 compared with $41.4 million at December 31, 1998, an increase of $1.5 million, or 3.5%. The increase was primarily due to net earnings of $4.5 million, cash dividends paid of $779,000, and an unrealized loss on available for sale securities of $2.3 million for the nine months ended September 30, 1999.

         Both the Board of Governors of the Federal Reserve System, with respect to the Company, and the Federal Deposit Insurance Corporation ("FDIC"), with respect to the Bank, have established certain minimum risk-based capital standards that apply to bank holding companies and federally insured banks. As of September 30, 1999, the Company's Tier 1 risk-based capital, total risk-based capital and leverage capital ratios were 18.32%, 19.38% and 8.21%, respectively. As of September 30, 1999, the Bank's risk-based capital ratios were above the levels required for the Bank to be designated as "well capitalized" by the FDIC, with Tier-1 risk-based capital, total risk-based capital and leverage capital ratios of 14.22%, 15.29% and 6.37%, respectively.

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

         The Company has completed the following phases of its Year 2000 plan:
(i) recognizing Year 2000 issues, (ii) assessing the impact of Year 2000 issues on the Company's critical systems (iii) upgrading systems as necessary to resolve those Year 2000 issues which have been identified and (iv) developing a business resumption contingency plan. The Company has implemented and tested all of its mission critical systems and continues to monitor customer awareness of Year 2000 issues.

         Costs of Compliance. Management does not expect the costs of bringing the Company's systems into Year 2000 compliance will have a material adverse effect on the Company's financial condition, results of operations or liquidity. The Company has budgeted $10,000 to address Year 2000 issues. As of September 30, 1999, the Company has incurred $6,000 in relation to Year 2000. The largest potential internal risk to the Company concerning Year 2000 is the malfunction of its data processing system. In the event its data processing system does not function properly, the Company is prepared to perform functions manually. The Company believes it is in compliance with regulatory guidelines regarding Year 2000 compliance, including the timetable for achieving compliance.

         Risks Related to Third Parties. The impact of Year 2000 noncompliance by third parties with which the Company transacts business cannot be accurately gauged. The Company identified its largest dollar deposit (aggregate deposits over $500,000) and loan ($250,000 or more) customers and, based on information available to the Company, conducted an evaluation to determine which of those customers are likely to be affected by Year 2000 issues. The Company then surveyed those customers deemed at risk to determine their readiness with respect to Year 2000 issues, including their awareness of Year 2000 issues, plans to address such issues and progress with respect to such plans. The responses indicated that the customers are aware of Year 2000 issues, are in the process of updating their systems and have informed the Company that they believe they will be ready for the Year 2000 date change by the end of 1999. The Company will continue to monitor its customers deemed at risk and will encourage customers to resolve any identified problems. To the extent a problem is identified, the Company intends to monitor the customer's progress in resolving such problem. In the event that Year 2000 noncompliance adversely affects a borrower, the Company may be required to charge-off the loan to that borrower. For a discussion of possible effects of such charge-offs, see "--Contingency Plans" below. In the event that Year 2000 noncompliance causes a depositor to withdraw funds, the Company plans to maintain additional cash on hand. The Company also has access to the FHLB and Federal Reserve Discount Windows to address any additional liquidity needs. With respect to its borrowers, the Company includes in its loan documents a Year 2000 disclosure form and an addendum to the loan agreement in which the borrower represents and warrants its Year 2000 compliance to the Company.

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

            Not applicable

ITEM 5.  OTHER INFORMATION

            Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a. Exhibits:

            Exhibit 27                Financial Data Schedule

         b. No reports on Form 8-K were filed by the Company during the three months ended September 30, 1999.


SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PROSPERITY BANCSHARES, INC.
                                              (Registrant)


          Date:   November 15, 1999    /s/ DAVID ZALMAN
                  -----------------    ---------------------------------
                                              David Zalman
                                         Vice President/Secretary


          Date:   November 15, 1999    /s/ DAVID HOLLAWAY
                  -----------------    ---------------------------------
                                              David Hollaway
                                         Chief Financial Officer

                                INDEX TO EXHIBITS

Exhibit
Number                    Description
-------                   -----------
  27                 Financial Data Schedule