Form 10-K
period 1999-12-31
PROSPERITY BANCSHARES INC
filed 2000-03-08
CIK 1068851

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------
(Mark One)
                                    FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For The Fiscal Year Ended December 31, 1999
                                       OR
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
                        For the transition period from      to

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

                             Common Stock, par value
                                 $1.00 per share

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K. [ ]

         As of February 23, 2000, the number of outstanding shares of Common Stock was 5,217,825. As of such date, the aggregate market value of the shares of Common Stock held by non-affiliates, based on the closing price of the Common Stock on the Nasdaq National Market System on such date, was approximately $63,837,479.

                      DOCUMENTS INCORPORATED BY REFERENCE:

 Portions of the Company's Proxy Statement relating to the 2000 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 1999, are incorporated by reference into Part III, Items 10-13 of this Form 10-K.

                           PROSPERITY BANCSHARES, INC.
                         1999 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS



PART I
           Item 1.  Business.....................................................................................1
                    General......................................................................................1
                    Bank Activities..............................................................................2
                    Business Strategies..........................................................................3
                    Recent Acquisition...........................................................................4
                    Competition..................................................................................4
                    Associates...................................................................................4
                    Supervision and Regulation...................................................................4
           Item 2.  Properties..................................................................................10
           Item 3.  Legal Proceedings...........................................................................12
           Item 4.  Submission of Matters to a Vote of Security Holders.........................................12

PART II
           Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters.......................12
           Item 6.  Selected Consolidated Financial Data........................................................13
           Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......15
                    Overview....................................................................................15
                    Results of Operations.......................................................................15
                    Financial Condition.........................................................................19
                    Year 2000 Compliance........................................................................31
           Item 7A. Quantitative and Qualitative Disclosures about Market Risk..................................32
           Item 8.  Financial Statements and Supplementary Data.................................................32
           Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure........34


PART III
           Item 10. Directors and Executive Officers of the Registrant..........................................34
           Item 11. Executive Compensation......................................................................34
           Item 12. Security Ownership of Certain Beneficial Owners and Management..............................34
           Item 13. Certain Relationships and Related Transactions..............................................34


Part IV
           Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.............................34


PART I

         SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

         Statements and financial discussion an analysis contained in this Annual Report on Form 10-K that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions for the Private Litigation Reform Act of 1995. Forward-looking statements describe the Company's future plans, strategies and expectations, are based on assumptions and involve a number of risks and uncertainties, many of which are beyond the Company's control. The important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation:

         o changes in interest rates and market prices, which could reduce the Company's net interest margins, asset valuations and expense expectations;

         o changes in the levels of loan prepayments and the resulting effects on the value of the Company's loan portfolio;


         o changes in local economic and business conditions which adversely affect the Company's customers and their ability to transact profitable business with the Company, including the ability of its borrowers to repay their loans according to their terms or a change in the value of the related collateral;

         o increased competition for deposits and loans adversely affecting rates and terms;

         o the timing, impact and other uncertainties of the Company's future acquisitions, including the Company's ability to identify suitable future acquisition candidates, the success or failure in the integration of their operations, and the Company's ability to enter new markets successfully and capitalize on growth opportunities;

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

         o the loss of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensations levels; and

         o changes in statutes and government regulations or their interpretations applicable to bank holding companies and the Company's present and future banking and other subsidiaries, including changes in tax requirements and tax rates.

         The Company undertakes no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1. BUSINESS

GENERAL

         Prosperity Bancshares, Inc. (the "Company") was formed in 1983 as a vehicle to acquire the former Allied Bank in Edna, Texas which was chartered in 1949. The Company derives substantially all of its income from its wholly-owned bank subsidiary, First Prosperity Bank (the "Bank"), which has 15 full-service banking locations ("Banking Centers") in the greater Houston metropolitan area and nine contiguous counties situated south and southwest of Houston and extending into South Texas. The Company's headquarters are located at 3040 Post Oak Boulevard in Houston, Texas and its telephone number is (713) 993-0002.

         Operating under a community banking philosophy, the Company seeks to develop broad customer relationships based on service and convenience while maintaining its conservative approach to lending and strong asset quality. The Company has grown through a combination of internal growth, the acquisition of community banks and the opening of new banking centers. Utilizing a low cost of funds and employing stringent cost controls, the Company has been profitable in every full year of its existence, including the period of adverse economic conditions in Texas in the late 1980s. From 1988 to 1992, as a sound and profitable institution, the Company took advantage of this economic downturn and acquired the deposits and certain assets of failed banks in West Columbia, El Campo and Cuero, Texas and two failed banks in Houston, which diversified the Company's franchise and increased its core deposits. The Company opened a full-service Banking Center in Victoria, Texas in 1993 and the following year established a Banking Center in Bay City, Texas. The Company expanded its Bay City presence in 1996 with the acquisition of an additional branch location from Norwest Bank Texas, and in 1997, the Company acquired the Angleton, Texas branch of Wells Fargo Bank (the "Angleton Acquisition"). In 1998, the Company enhanced its West Columbia Banking Center with the purchase of a commercial bank branch located in West Columbia and acquired Union State Bank in East Bernard, Texas, (the "Union Acquisition"). In addition, effective October 1, 1999, the Company acquired South Texas Bancshares, Inc. and its wholly owned subsidiary, The Commercial National Bank of Beeville ("CNB"), with locations in Beeville, Mathis and Goliad, Texas (the "South Texas Acquisition"). The Company believes that this acquisition will not only expand market presence and market share in South Texas, but also enable it to achieve certain cost efficiencies and savings. Additionally, the Company acquired trust powers in connection with the South Texas Acquisition, and plans to offer trust services to customers through all of its Banking Centers in 2000. At September 30, 1999, South Texas Bancshares had total assets of $142.7 million, total loans of $33.7 million and total deposits of $126.5 million. As a result of the addition of these acquisitions and internal growth, the Company's assets have increased from $54.2 million at the end of 1987 to $608.7 million as of December 31, 1999 and its deposits have increased from $46.0 million to $534.8 million in that same period.

         The Company's primary market consists of the communities served by its three locations in the greater Houston metropolitan area and its 12 locations in nine contiguous counties located to the south and southwest of Houston. Texas Highway 59 (scheduled to become Interstate Highway 69), which serves as the primary "NAFTA Highway" linking the interior United States and Mexico, runs directly through the center of the Company's market area. The increased traffic along this NAFTA Highway has enhanced economic activity in the Company's market area and created opportunities for growth. The diverse nature of the economies in each local market served by the Company provides the Company with a varied customer base and allows the Company to spread its lending risk throughout a number of different industries including farming, ranching, petrochemicals, manufacturing, tourism, recreation and professional service firms and their principals. The Company's market areas outside of Houston are dominated by either small community banks or branches of large regional banks. Management believes that the Company, as one of the few mid-sized financial institutions that combines responsive community banking with the sophistication of a regional bank holding company, has a competitive advantage in its market area and excellent growth opportunities through acquisitions, new branch locations and additional business development.

         The Company's directors and officers are important to the Company's success and play a key role in the Company's business development efforts by actively participating in a number of civic and public service activities in the communities served by the Company, such as the Rotary Club, Lion's Club, Pilot Club, United Way and Chamber of Commerce. In addition, the Company's Banking Centers in Bay City, Beeville, Clear Lake, Cuero, Edna, Meyerland, Post Oak and Victoria maintain Community Development Boards, whose function is to solicit new business, develop customer relations and provide valuable community knowledge to their respective Banking Center Presidents.

         The Company has invested heavily in its officers and associates by recruiting talented officers in its market areas and providing them with economic incentive in the form of stock options and bonuses based on cross-selling performance. The senior management team has substantial experience in both the Houston markets and the surrounding communities in which the Company has a presence. Each Banking Center location is administered by a local President with knowledge of the community and lending expertise in the specific industries found in the community. The Company entrusts its Banking Center Presidents with authority and flexibility within general parameters with respect to product pricing and decision making in order to avoid the bureaucratic structure of larger banks. The Company operates each Banking Center as a separate profit center, maintaining separate data with respect to each Banking Center's net interest income, efficiency ratio, deposit growth, loan growth and overall profitability. Banking Center Presidents are accountable for performance in these areas and compensated accordingly. Each Banking Center has its own local telephone number, which enables a customer to be served by a local banker.

BANK ACTIVITIES

         The Company offers a variety of traditional loan and deposit products to its customers, which consist primarily of consumers and small and medium-sized businesses. The Company tailors its products to the specific needs of customers in a given market. At December 31, 1999 the Company maintained approximately 45,000 separate deposit accounts and 6,200 separate loan accounts and approximately 21.2% of the Company's total deposits were noninterest-bearing demand deposits. For the period ended December 31, 1999, the Company's average cost of funds was 2.96%.

         The Company has been an active mortgage lender, with 1-4 family residential and commercial mortgage loans comprising 60.8% of the Company's total loans as of December 31, 1999. The Company also offers loans for automobiles and other consumer durables, home equity loans, debit cards, personal computer banking and other cash management services and telebanking. By offering certificates of deposit, NOW accounts, savings accounts and overdraft protection at competitive rates, the Company gives its depositors a full range of traditional deposit products. The Company has successfully introduced the Sunburst account, which for a monthly fee provides consumers with a package of benefits including unlimited free checking, personalized checks, credit card protection, free travelers checks, cashier's checks, money orders and certain travel discounts.

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

BUSINESS STRATEGIES

         The Company's main objective is to increase deposits and loans through additional expansion opportunities while maintaining efficiency, individualized customer service and maximizing profitability. To achieve this objective, the Company has employed the following strategic goals:

         Continue Community Banking Emphasis. The Company intends to continue operating as a community banking organization focused on meeting the specific needs of consumers and small and medium-sized businesses in its market areas. The Company will continue to provide a high degree of responsiveness combined with a wide variety of banking products and services. The Company staffs its Banking Centers with experienced bankers with lending expertise in the specific industries found in the community, giving them authority to make certain pricing and credit decisions, thereby attempting to avoid the bureaucratic structure of larger banks.

         Increase Loan Volume and Diversify Loan Portfolio. Historically, the Company has elected to sacrifice some earnings for the historically lower credit losses associated with home mortgage loans. While maintaining its conservative approach to lending, the Company plans to emphasize both new and existing loan products, focusing on growing its home equity and commercial loan portfolios. Among new loan products, the Company successfully introduced home equity lending in 1998, which contributed $3.2 million in new loans during 1999 and had a balance of $11.3 million at December 31, 1999. The Company has also increased its number of loans to finance the construction of commercial owner-occupied real estate and loans to commercial businesses for accounts receivable financing and other purposes. The Company is also targeting professional service firms such as legal and medical practices for both loans secured by owner-occupied premises and personal loans to their principals. As an outgrowth of its traditional mortgage lending activity, the Company is making more jumbo mortgage loans, particularly in the Houston area.

         Continue Strict Focus on Efficiency. The Company plans to maintain its stringent cost control practices and policies. The Company has invested significantly in the infrastructure required to centralize many of its critical operations, such as data processing and loan application processing. For its Banking Centers, which the Company operates as independent profit centers, the Company supplies complete support in the areas of loan review, internal audit, compliance and training. The Company maintains a Products Committee which provides support in the areas of product development, marketing and pricing. Management believes that this centralized infrastructure can accommodate substantial additional growth while enabling the Company to minimize operational costs through certain economies of scale.

         Enhance Cross-Selling. The Company recognizes that its customer base provides significant opportunities to cross-sell various products and it seeks to develop broader customer relationships by identifying cross-selling opportunities. The Company uses incentives and friendly competition to encourage cross-selling efforts, and increase cross-selling results. To assist with cross-selling efforts the Company has updated its technology to help officers and associates identify cross-selling opportunities. Using data, which includes existing and related account relationships, the Company's officers and associates inform customers of additional products when customers visit or call the various Banking Centers or use their drive-in facilities. In addition, the Company includes product information in monthly statements and other mailouts. The products most frequently targeted for cross-selling include auto loans, mortgage loans, home equity loans, checking accounts, savings accounts, certificates of deposit, individual retirement accounts, direct deposit accounts, personal computer banking and safe deposit boxes.

         Expand Market Share Through Internal Growth and a Disciplined Acquisition Strategy. The Company intends to continue seeking opportunities, both inside and outside its existing markets, to expand either by acquiring existing banks or branches of banks or by establishing new branches. All of the Company's acquisitions have been accretive to earnings immediately and have supplied the Company with relatively low-cost deposits which have been used to fund the Company's lending activities. Factors used by the Company to evaluate expansion opportunities include the similarity in management and operating philosophies, whether the acquisition will be accretive to earnings and enhance shareholder value, the ability to achieve economies of scale to improve the efficiency ratio and the opportunity to enhance the Company's image and market presence.

         Maintain Strong Asset Quality. The Company intends to maintain the strong asset quality that has been representative of its historical loan portfolio. As the Company diversifies and increases its lending activities, it may face higher risks of nonpayment and increased risks in the event of economic downturns. The Company intends, however, to continue to employ the strict underwriting guidelines and comprehensive loan review process that have contributed to its low incidence of nonperforming assets and its minimal charge-offs.

RECENT ACQUISITION

         The Company actively pursues an acquisition strategy designed to increase efficiency, market share and return to shareholders. As part of this strategy, on October 1, 1999, the Company acquired South Texas Bancshares and its wholly-owned subsidiary CNB for aggregate cash consideration of $23,350,000. The South Texas Acquisition provides the Company with a presence in Beeville, a community of 18,000 located in Bee County, Mathis, a community of 5,800 located in San Patricio County, and Goliad, a community of 3,000 located in Goliad County. The Company's significantly higher lending limit is expected to create lending opportunities in the market that South Texas Bancshares was unable to take advantage of prior to the acquisition. Similar to its previous acquisitions, management believes that the South Texas Acquisition will enable the Company to achieve certain economies of scale and savings from the operation of the newly acquired banking offices as additional Banking Centers. CNB offered conventional consumer and commercial products and services, including interest and noninterest-bearing depository accounts and commercial, industrial, consumer, agricultural and real estate lending. As of September 30, 1999, CNB had total assets of $142.7 million, total loans of $33.7 million and total deposits of $126.5 million.

COMPETITION

         The banking business is highly competitive, and the profitability of the Company depends principally on the Company's ability to compete in its market areas. The Company competes with other commercial banks, savings banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, asset-based nonbank lenders and certain other nonfinancial entities, including retail stores which may maintain their own credit programs and certain governmental organizations which may offer more favorable financing than the Company. The Company has been able to compete effectively with other financial institutions by emphasizing customer service, technology and responsive decision-making with respect to loans; by establishing long-term customer relationships and building customer loyalty; and by providing products and services designed to address the specific needs of its customers. Competition from both financial and nonfinancial institutions is expected to continue.

         Under the Gramm-Leach-Bliley Act, effective March 11, 2000, securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. The Gramm-Leach-Bliley Act may significantly change the competitive environment in which the Company and its subsidiaries conduct business. See "-Supervision and Regulation-The Company". The financial services industry is also likely to become even more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

ASSOCIATES

         As of December 31, 1999, the Company and the Bank had 185 full-time equivalent associates, 83 of whom were officers of the Bank. The Company provides medical and hospitalization insurance to its full-time associates. The Company considers its relations with associates to be excellent. Neither the Company nor the Bank is a party to any collective bargaining agreement.

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

         Financial Modernization. Under the BHCA, bank holding companies generally may not acquire a direct or indirect interest in or control of more than 5% of the voting shares of any company that is not a bank or bank holding company or from engaging in activities other than those of banking, managing or controlling banks or furnishing services to or performing services for its subsidiaries, except that it may engage in, directly or indirectly, certain activities that the Federal Reserve Board determined to be closely related to banking or managing and controlling banks as to be a proper incident thereto.

         However, on November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act which eliminated the barriers to affiliations among banks, securities firms, insurance companies and other financial service providers. The Gramm-Leach-Bliley Act, effective March 11, 2000, permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The Gramm-Leach-Bliley Act defines "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

         Under the Gramm-Leach-Bliley Act, a bank holding company may become a financial holding company by filing a declaration with the Federal Reserve Board if each of its subsidiary banks is well capitalized under the FDICIA prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act of 1977 ("CRA").

         While the Federal Reserve Board will serve as the "umbrella" regulator for financial holding companies and has the power to examine banking organizations engaged in new activities, regulation and supervision of activities which are financial in nature or determined to be incidental to such financial activities will be handled along functional lines. Accordingly, activities of subsidiaries of a financial holding company will be regulated by the agency or authorities with the most experience regulating that activity as it is conducted in a financial holding company.

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

         Capital Adequacy Requirements. The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a "risk-weighted" asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 1999, the Company's ratio of Tier 1 capital to total risk-weighted assets was 14.35% and its ratio of total capital to total risk-weighted assets was 16.71%. SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - FINANCIAL CONDITION - CAPITAL RESOURCES."

         In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company's Tier 1 capital divided by its average total consolidated assets. Certain highly rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies may be required to maintain a leverage ratio of up to 200 basis points above the regulatory minimum. As of December 31, 1999, the Company's leverage ratio was 6.28%.

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

         Financial Modernization. Under the Gramm-Leach-Bliley Act, a national bank may establish a financial subsidiary and engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting as principal, insurance company portfolio investment, real estate development, real estate investment and annuity issuance. To do so, a bank must be well capitalized, well managed and have a CRA rating of satisfactory or better. Subsidiary banks of a financial holding company or national banks with financial subsidiaries must remain well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial in nature subsidiary or subsidiaries. In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank has a CRA rating of satisfactory of better.

         Although the powers of state chartered banks are not specifically addressed in the Gramm-Leach-Bliley Act, Texas-chartered banks such as the Bank, will have the same if not greater powers as national banks through the parity provision contained in the Texas Constitution.

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

         The FDIC's risk-based capital guidelines generally require state banks to have a minimum ratio of Tier 1 capital to total risk-weighted assets of 4.0% and a ratio of total capital to total risk-weighted assets of 8.0%. The capital categories have the same definitions for the Bank as for the Company. As of December 31, 1999, the Bank's ratio of Tier 1 capital to total risk-weighted assets was 14.37% and its ratio of total capital to total risk-weighted assets was 15.48%. SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATION OF THE COMPANY - FINANCIAL CONDITION - CAPITAL RESOURCES."

         The FDIC's leverage guidelines require state banks to maintain Tier 1 capital of no less than 5.0% of average total assets, except in the case of certain highly rated banks for which the requirement is 3.0% of average total assets. The Texas Banking Department has issued a policy which generally requires state chartered banks to maintain a leverage ratio (defined in accordance with federal capital guidelines) of 6%. As of December 31, 1999, the Bank's ratio of Tier 1 capital to average total assets (leverage ratio) was 6.29%. SEE "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATION OF THE COMPANY - FINANCIAL CONDITION - CAPITAL RESOURCES."

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

         On September 30, 1996, President Clinton signed into law an act that contained a comprehensive approach to re-capitalizing the Savings Association Insurance Fund ("SAIF") and to assure the payment of the Financing Corporation's ("FICO") bond obligations. Under this new act, banks insured under the BIF are required to pay a portion of the interest due on bonds that were issued by FICO to help shore up the ailing Federal Savings and Loan Insurance Corporation in 1987. The BIF-rate was required to equal one-fifth of the SAIF rate through year-end 1999, or until the insurance funds merged, whichever occurred first. Thereafter, BIF and SAIF payers will be assessed pro rata for the FICO bond obligations. With regard to the assessment for the FICO obligation, for the fourth quarter 1999, the BIF rate was .01184% of deposits and the SAIF rate was
 .05920% of deposits, and for the first quarter of 2000, both the BIF and SAIF rates are .02120% of deposits.

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

         Community Reinvestment Act. The CRA and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks. These regulations also provide for regulatory assessment of a bank's record in meeting the needs of its service area when considering applications to establish branches, merger applications and applications to acquire the assets and assume the liabilities of another bank. FIRREA requires federal banking agencies to make public a rating of a bank's performance under the CRA. In the case of a bank holding company, the CRA performance record of the banks involved in the transaction are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction.

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

INSTABILITY AND REGULATORY STRUCTURE

         Various legislation, such as the Gramm-Leach-Bliley Act which expanded the powers of banking institutions and bank holding companies, and proposals to overhaul the bank regulatory system and limit the investments that a depository institution may make with insured funds, is from time to time introduced in Congress. Such legislation may change banking statutes and the operating environment of the Company and its banking subsidiaries in substantial and unpredictable ways. The Company cannot determine the ultimate effect that the Gramm-Leach-Bliley Act will have, or the effect that any potential legislation, if enacted, or implementing regulations with respect thereto, would have, upon the financial condition or results of operations of the Company or its subsidiaries.

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

ITEM 2. PROPERTIES

         The Company conducts business at 15 full-service banking locations. The Company's headquarters are located at 3040 Post Oak Boulevard, Houston, Texas. The Company owns all of the buildings in which its Banking Centers are located other than the Post Oak, Meyerland and Victoria Banking Centers. The lease terms of the Post Oak, Meyerland and Victoria Banking Centers expire in

July 2002, October 2003, and December 2001, respectively. The expiration dates do not include the renewal option periods, which may be available. The following table sets forth specific information on each such location;


           Location                                        Address                    Deposits at December 31,1999
           --------                                        -------                    ----------------------------
                                                                                          (Dollars in thousands)
         Angleton                                    116 South Velasco                         $31,103
                                                     Angleton, TX  77516

         Bay City-North                              1600 Seventh St.                          $15,379
                                                     Bay City, TX  77404

         Bay City-South                              3700 Avenue F                             $28,308
                                                     Bay City, TX  77404

         Beeville (1)                                100 South Washington                      $81,330
                                                     Beeville, TX  78102

         Clear Lake                                  100 West Medical Center Blvd.             $30,297
                                                     Webster, TX  77598

         Cuero                                       106 North Esplanade                       $23,005
                                                     Cuero, TX  77954

         East Bernard                                700 Church St.                            $68,884
                                                     East Bernard, TX  77435

         Edna                                        102 North Wells                           $34,714
                                                     Edna, TX  77962

         El Campo                                    1301 North Mechanic                       $53,580
                                                     El Campo, TX  77437

         Goliad                                      145 North Jefferson                       $13,110
                                                     Goliad, TX  77963

         Mathis                                      103 North Highway 359                     $28,373
                                                     Mathis, TX  78368

         Meyerland                                   8801 West Loop South                      $22,058
                                                     Houston, TX  77252

         Post Oak                                    3040 Post Oak Blvd. Suite 150             $48,885
                                                     Houston, TX  77056

         Victoria                                    2702 North Navarro                        $14,173
                                                     Victoria, TX  77903

         West Columbia                               510 East Brazos                           $41,557
                                                     West Columbia, TX  77486

------------------

(1) The Beeville Banking Center consists of the main office located at 100 South Washington and a drive-thru facility located approximately one-half mile from the main office.

ITEM 3. LEGAL PROCEEDINGS

         Neither the Company nor the Bank is currently a party to any material legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of 1999.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

         The Company's Common Stock began trading on November 12, 1998 and is listed on the Nasdaq National Market System ("Nasdaq NMS") under the symbol "PRSP". Prior to that date, the Common Stock was privately held and not listed on any public exchange or actively traded. The Company had a total of 5,195,325 shares outstanding at December 31, 1999. As of February 23, 2000, there were 207 shareholders of record. The number of beneficial owners is unknown to the Company at this time.

         The following table presents the high and low sales prices for the Common Stock reported on the NASDAQ NMS during the two years ended December 31, 1999:


         1999                                           High                              Low
         -----                                           -----                            ------
         Fourth Quarter..........................     $17.875                           $14.000
         Third Quarter...........................      16.875                            13.875
         Second Quarter..........................      15.000                            12.313
         First Quarter...........................      13.250                            12.063

         1998
         ----
         Fourth Quarter (since
         November 12, 1998)......................      12.625                            12.000


         Holders of Common Stock are entitled to receive dividends when, as and if declared by the Company's Board of Directors out of funds legally available therefor. While the Company has declared dividends on its Common Stock since 1994, and paid quarterly dividends aggregating $0.20 per share in 1999, there is no assurance that the Company will continue to pay dividends in the future.

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

The cash dividends paid per share (adjusted for a four for one stock split effective September 10, 1998) by quarter were as follows:


                                                                 1999                       1998
                                                                 -----                      -----
                       Fourth quarter....................        $0.05                      $0.05

                       Third quarter......................        0.05                       0.05

                       Second quarter.....................        0.05                       0.05

                       First quarter......................        0.05                       0.05

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

         The following selected consolidated financial data for, and as of the end of, each of the years in the five-year period ended December 31, 1999 are derived from and should be read in conjunction with the consolidated financial statements of the Company and the Notes thereto, appearing elsewhere in this Annual Report on Form 10-K, and the information contained in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The consolidated financial statements as of December 31, 1999 and 1998 and for each of the years in the three-year period ended December 31, 1999 and the report thereon of Deloitte & Touche LLP are included elsewhere in this document.

                                                        As of and for the Years Ended December 31,
                                                --------------------------------------------------------
                                                  1999        1998        1997        1996        1995
                                                --------    --------    --------    --------    --------
                                                       (Dollars in thousands, except per share data)
INCOME STATEMENT DATA:
Interest income .............................   $ 31,412    $ 23,422      19,970    $ 16,841    $ 14,738
Interest expense ............................     13,033      10,128       9,060       7,923       6,904
                                                --------    --------    --------    --------    --------
   Net interest income ......................     18,379      13,294      10,910       8,918       7,834
Provision for credit losses .................        280         239         190         230         175
                                                --------    --------    --------    --------    --------
   Net interest income after provision
     for credit losses ......................     18,099      13,055      10,720       8,688       7,659
Noninterest income ..........................      3,521       2,492       2,264       1,897       1,489
Noninterest expense .........................     12,138       9,058       7,836       6,634       6,046
                                                --------    --------    --------    --------    --------
   Income before taxes ......................      9,482       6,489       5,148       3,951       3,102
Provision for income taxes ..................      3,008       2,029       1,586       1,240         781
                                                --------    --------    --------    --------    --------
Net income ..................................   $  6,474    $  4,460    $  3,562    $  2,711    $  2,321
                                                ========    ========    ========    ========    ========

PER SHARE DATA(1):
Basic earnings per share ....................   $   1.25    $   1.08    $   0.94    $   0.77    $   0.66
Diluted earnings per share ..................       1.20        1.04        0.92        0.76        0.66
Book value per share ........................       8.33        8.01        6.22        5.36        4.68
Tangible book value per share (2) ...........       4.63        6.14        4.81        4.21        3.95
Cash dividends declared .....................       0.20        0.20        0.15        0.10        0.10
Dividend payout ratio .......................      16.02%      23.70%      16.11%      12.95%      15.12%
Weighted average shares outstanding (basic)
   (in thousands) ...........................      5,186       4,116       3,778       3,513       3,514
Weighted average shares outstanding (diluted)
   (in thousands) ...........................      5,392       4,309       3,864       3,560       3,523
Shares outstanding at end of period
   (in thousands) ...........................      5,195       5,173       3,990       3,510       3,514

BALANCE SHEET DATA (AT PERIOD END):
Total assets ................................   $608,673    $436,312    $320,143    $293,988    $233,492
Securities ..................................    312,671     227,744     167,868     147,564     117,505
Loans .......................................    223,505     170,478     120,578     113,382      88,797
Allowance for credit losses .................      2,753       1,850       1,016         923         753
Total deposits ..............................    534,756     390,659     291,516     270,866     214,534
Borrowings and notes payable ................     15,700       2,437       2,800       3,267       1,517
Total shareholders' equity ..................     43,266      41,435      24,818      18,833      16,458

AVERAGE BALANCE SHEET DATA:
Total assets ................................   $485,757    $354,851    $304,086    $257,205    $224,701
Securities ..................................    241,543     178,416     157,677     127,607     119,857
Loans .......................................    193,687     143,196     117,586     104,534      81,631
Allowance for credit losses .................      2,146       1,271         961         820         669
Total deposits ..............................    438,623     323,045     278,377     236,334     207,321
Total shareholders' equity ..................     42,745      27,933      21,821      17,646      14,916


                         (Table continued on next page)




                                                               As of and for the Years Ended December 31,
                                                      ----------------------------------------------------------
                                                        1999         1998         1997        1996        1995
                                                      --------     --------     --------    --------    --------
                                                             (Dollars in thousands, except per share data)
PERFORMANCE RATIOS:
Return on average assets .......................         1.33%        1.26%       1.17%       1.05%       1.03%
Return on average equity .......................        15.15        15.97       16.32       15.36       15.56
Net interest margin (tax-equivalent) (3) .......         4.18         4.13        4.02        3.91        3.96
Efficiency ratio(4) ............................        55.13        57.38       59.48       61.34       64.85

ASSET QUALITY RATIOS(5):
Nonperforming assets to total loans and
   other real estate ...........................         0.00%        0.00%       0.00%       0.00%       0.00%
Net loan (recoveries) charge-offs
   to average loans ............................        (0.03)        0.05        0.08        0.06        0.01
Allowance for credit losses to total
   loans .......................................         1.23         1.09        0.84        0.81        0.85
Allowance for credit losses to
   nonperforming loans(6) ......................           --           --          --          --          --

CAPITAL RATIOS(5):
Leverage ratio .................................         6.28%        7.58%       6.30%       5.45%       6.05%
Average shareholders' equity to average
   total assets ................................         8.80         7.87        7.18        6.86        6.64
Tier 1 risk-based capital ratio ................        14.35        18.02       14.94       13.11       14.99
Total risk-based capital ratio .................        16.71        19.08       15.73       13.89       15.79

-----------------------------

(1)  Adjusted for a four-for-one stock split effective September 10, 1998.

(2) Calculated by dividing total assets, less total liabilities and goodwill, by shares outstanding at end of period.

(3)  Calculated on a tax-equivalent basis using a 34% federal income tax rate.

(4) Calculated by dividing total noninterest expense, excluding securities losses and credit loss provisions, by net interest income plus noninterest income. The interest expense related to debentures issued by the Company in connection with the issuance by a subsidiary trust of trust preferred securities, is treated as interest expense for this calculation. Additionally, taxes are not part of this calculation.

(5) At period end, except for net loan charge-offs to average loans and average shareholders' equity to average total assets, which is for periods ended at such dates.

(6) Nonperforming loans consist of nonaccrual loans, loans contractually past due 90 days or more and restructured loans. The Company had no significant nonperforming loans at any of the dates indicated.

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

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

OVERVIEW

         Net income was $6.5 million, $4.5 million and $3.6 million for the years ended December 31, 1999, 1998 and 1997, respectively, and diluted earnings per share were $1.20, $1.04, and $0.92 for these same periods. Earnings growth from both 1997 to 1998 and 1998 to 1999 resulted principally from an increase in loan volume and acquisitions, including the South Texas Acquisition and the Union Acquisition. The Company posted returns on average assets of 1.33%, 1.26% and 1.17% and returns on average equity of 15.15%, 15.97% and 16.32% for the years ended December 31, 1999, 1998 and 1997, respectively. The Company posted returns on average assets excluding amortization of goodwill of 1.46%, 1.37%, and 1.30% and returns on average equity excluding amortization of goodwill of 16.57%, 17.38%, and 18.17% for the years ended December 31, 1999, 1998 and 1997, respectively. The Company's efficiency ratio was 55.13% in 1999, 57.38% in 1998, and 59.48% in 1997. The Company's efficiency ratio excluding amortization of goodwill was 51.85% in 1999, 54.21% in 1998, and 56.43% in 1997.

         Total assets at December 31, 1999, 1998 and 1997 were $608.7 million, $436.3 million and $320.1 million, respectively. Total deposits at December 31, 1999, 1998 and 1997 were $534.8 million, $390.7 million, and $291.5 million, respectively, with deposit growth in each period resulting from acquisitions and internal growth. Total loans were $223.5 at December 31, 1999, an increase of $53.0 million or 31.1% from $170.5 million at the end of 1998. Total loans were $120.6 million at year-end 1997. At December 31, 1999, the Company had no nonperforming loans and its allowance for credit losses was $2.8 million. Shareholders' equity was $43.3 million, $41.4 million, and $24.8 million at December 31, 1999, 1998 and 1997, respectively.

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

         1999 versus 1998. Net interest income for 1999 was $18.4 million, compared with $13.3 million for 1998, an increase of $5.1 million or 38.3%. The improvement in net interest income for 1999 was mainly due to an increase in total average interest-earning assets and a decrease in funding costs. Average interest-earning assets increased $121.4 million from $328.3 million to $449.7 million in 1999. Total funding costs decreased 24 basis points from 3.96% in 1998 to 3.72% in 1999. For 1999, the net interest margin on a tax-equivalent basis increased five basis points to 4.18% from 4.13% in 1998.

         1998 versus 1997. Net interest income for 1998 was $13.3 million, compared with $10.9 million for 1997, an increase of $2.4 million or 22.0%. The improvement in net interest income for 1998 was mainly due to an increase in total average interest-earning assets and a decrease in funding costs. Average interest-earning assets increased $49.5 million from $278.8 million to $328.3 million in 1998. Total funding costs decreased eight basis points from 4.04% in 1997 to 3.96% in 1998. For 1998, the net interest margin on a tax-equivalent basis increased 11 basis points to 4.13% from 4.02% in 1997.

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

                                                                                Years Ended December 31,
                                             ---------------------------------------------------------------------------------------
                                                           1999                         1998                        1997
                                             ----------------------------- ---------------------------- ----------------------------
                                              Average    Interest  Average  Average   Interest  Average Average   Interest  Average
                                             Outstanding  Earned/  Yield/ Outstanding  Earned/  Yield/ Outstanding Earned/   Yield/
                                               Balance     Paid    Rate     Balance     Paid     Rate    Balance    Paid     Rate
                                             ----------- --------- -----  ----------  --------  ------- ---------  -------  --------
                                                                            (Dollars in thousands)

ASSETS
 Interest-earning assets:
   Loans ................................... $ 193,687    16,386   8.46%   $ 143,196  $  12,282  8.58%   117,586  $ 10,205    8.68%
   Securities(1) ...........................   241,543    14,292   5.92      178,416     10,834  6.07    157,677     9,572    6.07
   Federal funds sold and other temporary
    investments ............................    14,491       734   5.00        6,676        306  4.58      3,545       193    5.44
                                             --------- ---------           ---------  ---------        ---------  --------


     Total interest-earning assets .........   449,721    31,412   6.98%     328,288     23,422  7.13%   278,808    19,970    7.16%
                                                       ---------                      ---------                  ---------

   Less allowance for credit losses ........    (2,146)                       (1,271)                       (961)
                                             ---------                     ---------                   ---------

     Total interest-earning assets, net
      of allowance .........................   447,575                       327,017                     277,847
    Noninterest-earning assets .............    38,182                        27,834                      26,239
                                             ---------                     ---------                   ---------

     Total assets .......................... $ 485,757                     $ 354,851                   $ 304,086
                                             =========                     =========                   =========

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Interest-bearing liabilities:
   Interest-bearing demand deposits ........ $  54,396 $     862   1.58%   $  41,710  $     670  1.61  $  42,898       915    2.13%
   Savings and money market accounts .......   125,015     4,103   3.28       83,428      2,838  3.40     64,448     2,158    3.35
   Certificates of deposit .................   169,417     8,006   4.73      128,097      6,485  5.06    113,669     5,785    5.09
   Federal funds purchased and other
    borrowings .............................     1,169        62   5.23        2,267        135  5.96      3,030       202    6.67
                                             --------- ---------           ---------  ---------        --------- ---------
     Total interest-bearing
      liabilities ..........................   349,997    13,033   3.72%     255,502     10,128  3.96%   224,045     9,060    4.04%
                                             --------- ---------           ---------  ---------        --------- ---------
 Noninterest-bearing liabilities:
   Noninterest-bearing demand deposits .....    89,795                        69,810                      57,362
   Company obligated mandatorily redeemable
    trust preferred securities of subsidiary
    trust ..................................     1,500                            --                          --
   Other liabilities .......................     1,720                         1,606                         858
                                             ---------                     ---------                   ---------

     Total liabilities .....................   443,012                       326,918                     282,265
                                             ---------                     ---------                   ---------

 Shareholders' equity ......................    42,745                        27,933                      21,821
                                             ---------                     ---------                   ---------
     Total liabilities and shareholders'
      equity ............................... $ 485,757                     $ 354,851                     304,086
                                             =========                     =========                   =========

 Net interest rate spread ..................                       3.26%                         3.17%                        3.12%

 Net interest income and margin(2) .........           $  18,379   4.09%              $  13,294  4.05%           $  10,910    3.91%
                                                       =========                      =========                  =========
 Net interest income and margin
  (tax-equivalent basis)(3) ................           $  18,781   4.18%              $  13,571  4.13%           $  11,222    4.02%
                                                       =========                      =========                  =========

----------------

(1) Yield is based on amortized cost and does not include any component of unrealized gains or losses.

(2) The net interest margin is equal to net interest income divided by average interest-earning assets.

(3) In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 34% and other applicable effective tax rates.

         The following schedule presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase (decrease) related to higher outstanding balances and the volatility of interest rates. For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated to rate.

                                                                                     Years Ended December 31,
                                                             --------------------------------------------------------------
                                                                    1999 vs. 1998                    1998 vs. 1997
                                                             ----------------------------    ------------------------------
                                                                    Increase                         Increase
                                                                   (Decrease)                       (Decrease)
                                                                     Due to                           Due to
                                                             ------------------               ------------------
                                                               Volume      Rate     Total     Volume        Rate      Total
                                                             -------    -------    -------    -------    -------    -------
                                                                                      (Dollars in thousands)
Interest-earning assets:

   Loans...............................................      $ 4,331    $  (227)   $ 4,104    $ 2,223    $  (146)   $ 2,077
   Securities .........................................        3,833       (375)     3,458      1,259          3      1,262
   Federal funds sold and other temporary
       investments ....................................          353         75        428        170        (57)       113
                                                             -------    -------    -------    -------    -------    -------
       Total increase (decrease) in interest income....        8,517       (527)     7,990      3,652       (200)     3,452
                                                             -------    -------    -------    -------    -------    -------

Interest-bearing liabilities:
   Interest-bearing demand deposits ...................          204        (12)       192        (25)      (220)      (245)
   Savings and money market accounts ..................        1,415       (150)     1,265        636         44        680
   Certificates of deposit ............................        2,092       (571)     1,521        734        (34)       700
   Federal funds purchased and other borrowings .......          (64)        (9)       (73)       (51)       (16)       (67)
                                                             -------    -------    -------    -------    -------    -------
       Total increase (decrease) in interest expense...        3,647       (742)     2,905      1,294       (226)     1,068
                                                             -------    -------    -------    -------    -------    -------
Increase in net interest income........................      $ 4,870    $   215    $ 5,085    $ 2,358    $    26    $ 2,384
                                                             =======    =======    =======    =======    =======    =======

Provision for Credit Losses

         The Company's provision for credit losses is established through charges to income in the form of the provision in order to bring the Company's allowance for credit losses to a level deemed appropriate by management based on the factors discussed under "-Financial Condition - Allowance for Credit Losses". The allowance for credit losses at December 31, 1999 was $2.8 million, representing 1.23% of outstanding loans. The provision for credit losses for the year ended December 31, 1999 was $280,000 compared with $239,000 for the year ended December 31, 1998. The increased provision was made by the Company in response to the increase in its loan portfolio, its increased legal lending limit and the changing risk profile in its loan portfolio. The provision for credit losses for the year ended December 31, 1998 was $239,000 compared with $190,000 in 1997. Net loans recovered in 1999 were $57,000 compared with net loans charged off of $66,000 in 1998 and $97,000 in 1997.

Noninterest Income

         Noninterest income is an important source of revenue for financial institutions. The Company's primary sources of non-interest income are service charges on deposit accounts and other banking service related fees. In 1999, noninterest income totaled $3.5 million, an increase of $1.0 million or 41.3% versus $2.5 million in 1998. The increase was primarily due to the South Texas Acquisition and an increase in insufficient funds charges. Noninterest income for 1998 was $2.5 million, a $228,000 or 10.1% increase from $2.3 million in 1997, resulting largely from an increase in income due to the Union and Angleton Acquisitions and an increase in customer service fees.

         The following table presents for the periods indicated the major categories of noninterest income:

                                                                                Years Ended December 31,
                                                                       ---------------------------------------
                                                                        1999            1998             1997
                                                                       ------          -------           -----
                                                                                 (Dollars in thousands)

     Service charges on deposit accounts......................         $3,010          $2,173           $2,062
     Other noninterest income.................................            511             319              202
                                                                       ------         -------           ------
        Total noninterest income..............................         $3,521          $2,492           $2,264
                                                                       ======          ======           ======

Noninterest Expense

         For the years ended 1999, 1998 and 1997, noninterest expense totaled $12.1 million, $9.1 million and $7.8 million, respectively. The Company's efficiency ratio showed a positive trend over this period as it was reduced from 59.48% in 1997 to 55.13% in 1999. This reduction reflects the Company's continued success in controlling operating expenses and integrating the South Texas, Union and Angleton Acquisitions.

         The following table presents for the periods indicated the major categories of noninterest expense:


                                                                                 Years Ended December 31,
                                                                       ----------------------------------------
                                                                         1999             1998             1997
                                                                       -------         --------           -----
                                                                                 (Dollars in thousands)


Salaries and employee benefits................................        $ 6,198          $  4,541         $  3,968
Non-staff expenses:
        Net occupancy expense.................................            666               535              488
        Depreciation expense..................................            689               523              431
        Data processing.......................................            880               807              642
        Professional fees.....................................            245               112               97
        Regulatory assessments and FDIC insurance.............            109                73               63
        Ad valorem and franchise taxes........................            213               200              164
        Goodwill amortization.................................            715               500              402
        Minority expense-trust preferred securities...........            142                --               --
        Other.................................................          2,281             1,767            1,581
                                                                       ------           -------           ------
                Total noninterest expense.....................        $12,138           $ 9,058           $7,836
                                                                      =======           =======           ======


         For 1999, noninterest expense totaled $12.1 million, an increase of $3.0 million or 33.0% over $9.1 million in 1998. Salaries and employee benefits for 1999 totaled $6.2 million, an increase of $1.7 million or 37.8% over $4.5 million for 1998. Other operating expenses of $2.3 million represented an increase of $514,000 or 29.1% compared with $1.8 million in 1998. These increases were principally due to the Union and South Texas Acquisitions. Total noninterest expenses in 1998 were $9.1 million, an 16.7% increase over the 1997 level of $7.8 million primarily due to the Union and Angleton Acquisitions. Salaries and employee benefits in 1998 increased by 12.5% from $4.0 million to $4.5 million. The increase was principally due to additional staff associated with the Union and Angleton Acquisitions.

Income Taxes

         The amount of federal income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of nondeductible interest expense and the amount of other nondeductible expenses. For the year ended December 31, 1999, income tax expense was $3.0 million compared with $2.0 million for the year ended December 31, 1998 and $1.6 million for the year ended December 31, 1997. The effective tax rate in the years ended 1999, 1998, and 1997 was 31.7%, 31.3%, and 30.8%, respectively.

Impact of Inflation

         The effects of inflation on the local economy and on the Company's operating results have been relatively modest for the past several years. Since substantially all of the Company's assets and liabilities are monetary in nature, such as cash, securities, loans and deposits, their values are less sensitive to the effects of inflation than to changing interest rates, which do not necessarily change in accordance with inflation rates. The Company tries to control the impact of interest rate fluctuations by managing the relationship between its interest rate sensitive assets and liabilities. See "- Financial Condition - Interest Rate Sensitivity and Liquidity."

FINANCIAL CONDITION

Loan Portfolio

         At December 31, 1999, total loans were $223.5 million, an increase of $53.0 million or 31.1% from $170.5 million at December 31, 1998. The growth in the loan portfolio was due to strong loan demand and the South Texas Acquisition. At December 31, 1999, total loans were 41.8% of deposits and 36.7% of total assets. At December 31, 1998, total loans were 43.6% of deposits and 39.1% of total assets.

         Loans increased 41.4% during 1998 from $120.6 million at December 31, 1997 to $170.5 million at December 31, 1998. The loan growth during 1998 was due to continued strong loan demand, especially in the real estate area and agriculture areas.

         The following table summarizes the Company's loan portfolio by type of loan as of the dates indicated:

                                                                            December 31,
                                     ----------------------------------------------------------------------------------------0
                                            1999                   1998                   1997                   1996
                                     -------------------    -------------------    ------------------     -------------------
                                      Amount    Percent      Amount    Percent      Amount    Percent      Amount    Percent
                                     --------   --------    --------   --------    --------   --------    --------   --------
                                                                       (Dollars in thousands)

Commercial and industrial ........   $ 28,279       12.7%   $ 16,972        9.9%   $ 11,611        9.6%   $ 10,633        9.4%

Real estate:
 Construction and land
   development ...................      4,015        1.8       1,727        1.0       6,453        5.3       5,021        4.4
 1-4 family residential ..........     97,359       43.5      80,062       47.0      53,625       44.5      49,845       44.0
 Home equity .....................     11,343        5.1       8,077        4.7          NA         NA          NA         NA
 Commercial mortgages ............     38,752       17.3      22,240       13.1      16,277       13.5      14,376       12.7
 Farmland ........................      7,404        3.3       6,148        3.6       5,804        4.8       5,468        4.8
 Multifamily residential .........      1,837        0.8       1,090        0.6         937        0.8       1,068        0.9
Agriculture ......................     12,735        5.7      14,107        8.3       6,359        5.3       5,686        5.0
Consumer .........................     21,781        9.8      20,055       11.8      19,512       16.2      21,285       18.8
                                     --------   --------    --------   --------    --------   --------    --------   --------
       Total loans ...............   $223,505      100.0%   $170,478      100.0%   $120,578      100.0%   $113,382      100.0%
                                     ========   ========    ========   ========    ========   ========    ========   ========


                                     -------------------
                                            1995
                                     -------------------
                                      Amount    Percent
                                     --------   --------


Commercial and industrial ........   $ 10,445       11.8

Real estate:
 Construction and land
   development ...................      2,507        2.8
 1-4 family residential ..........     40,331       45.4
 Home equity .....................         NA         NA
 Commercial mortgages ............     12,835       14.5
 Farmland ........................      3,989        4.5
 Multifamily residential .........        716        0.8
Agriculture ......................      4,666        5.2
Consumer .........................     13,308       15.0
                                     --------   --------
       Total loans ...............   $ 88,797      100.0%
                                     ========   ========

         The lending focus of the Company is on 1-4 family residential, agricultural, small and medium-sized business and consumer loans. The Company offers a variety of commercial lending products including term loans and lines of credit. The Company also offers a broad range of short to medium-term commercial loans, primarily collateralized, to businesses for working capital (including inventory and receivables), business expansion (including acquisitions of real estate and improvements) and the purchase of equipment and machinery. Historically, the Company has originated loans for its own account and has not securitized its loans. The purpose of a particular loan generally determines its structure. All loans in the 1-4 family residential category were originated by the Company.

         Loans from $300,000 to $750,000 are evaluated and acted upon by an officers' loan committee, which meets weekly. Loans above that amount must be approved by the Directors Loan Committee, which meets monthly.

         In nearly all cases, the Company's commercial loans are made in the Company's primary market area and are underwritten on the basis of the borrower's ability to service such debt from income. As a general practice, the Company takes as collateral a lien on any available real estate, equipment or other assets owned by the borrower and obtains a personal guaranty of the borrower. Working capital loans are primarily collateralized by short-term assets whereas term loans are primarily collateralized by long-term assets. As a result, commercial loans involve additional complexities, variables and risks and require more thorough underwriting and servicing than other types of loans.

         In addition to commercial loans secured by real estate, the Company makes commercial mortgage loans to finance the purchase of real property, which generally consists of real estate with completed structures. The Company's commercial mortgage loans are secured by first liens on real estate, typically have variable interest rates and amortize over a ten to 15 year period. Payments on loans secured by such properties are often dependent on the successful operation or management of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than other types of loans. The Company seeks to minimize these risks in a variety of ways, including giving careful consideration to the property's operating history, future operating projections, current and projected occupancy, location and physical condition in connection with underwriting these loans. The underwriting analysis also includes credit verification, appraisals and a review of the financial condition of the borrower.

         Additionally, a significant portion of the Company's lending activity has consisted of the origination of 1-4 family residential mortgage loans collateralized by owner-occupied properties located in the Company's market areas. The Company offers a variety of mortgage loan products which generally are amortized over five to 25 years. Loans collateralized by 1-4 family residential real estate generally have been originated in amounts of no more than 89% of appraised value or have mortgage insurance. The Company requires mortgage title insurance and hazard insurance. The Company has elected to keep all 1-4 family residential loans for its own account rather than selling such loans into the secondary market. By doing so, the Company is able to realize a higher yield on these loans; however, the Company also incurs interest rate risk as well as the risks associated with nonpayments on such loans.

         The Company makes loans to finance the construction of residential and, to a limited extent, nonresidential properties. Construction loans generally are secured by first liens on real estate and have floating interest rates. The Company conducts periodic inspections, either directly or through an agent, prior to approval of periodic draws on these loans. Underwriting guidelines similar to those described above are also used in the Company's construction lending activities. Construction loans involve additional risks attributable to the fact that loan funds are advanced upon the security of a project under construction, and the project is of uncertain value prior to its completion. Because of uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation on real property, it can be difficult to accurately evaluate the total funds required to complete a project and the related loan to value ratio. As a result of these uncertainties, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If the Company is forced to foreclose on a project prior to completion, there is no assurance that the Company will be able to recover all of the unpaid portion of the loan. In addition, the Company may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time. While the Company has underwriting procedures designed to identify what it believes to be acceptable levels of risks in construction lending, no assurance can be given that these procedures will prevent losses from the risks described above.

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

         The Company provides agricultural loans for short-term crop production, including rice, cotton, milo and corn, farm equipment financing and agricultural real estate financing. The Company evaluates agricultural borrowers primarily based on their historical profitability, level of experience in their particular agricultural industry, overall financial capacity and the availability of secondary collateral to withstand economic and natural variations common to the industry. Because agricultural loans present a higher level of risk associated with events caused by nature, the Company routinely makes on-site visits and inspections in order to monitor and identify such risks.

         The contractual maturity ranges of the commercial and industrial and construction and land development portfolios and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of December 31, 1999 are summarized in the following table:

                                                                 December 31, 1999
                                                 -----------------------------------------------
                                                             After One
                                                 One Year     Through     After Five
                                                 or Less     Five Years      Years        Total
                                                 --------    ----------   ----------    --------
                                                              (Dollars in thousands)

Commercial and industrial ..................     $ 16,397     $  6,548     $  5,334     $ 28,279
Construction and land development ..........        3,956           34           25        4,015
                                                 --------     --------     --------     --------
              Total ........................     $ 20,353     $  6,582     $  5,359     $ 32,294
                                                 ========     ========     ========     ========
Loans with a predetermined interest rate ...     $  8,218     $  3,428     $  2,245     $ 13,891
Loans with a floating interest rate ........       12,135        3,154        3,114       18,403
                                                 --------     --------     --------     --------
              Total ........................     $ 20,353     $  6,582     $  5,359     $ 32,294
                                                 ========     ========     ========     ========

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

         The Company's conservative lending approach, as well as a healthy local economy, has resulted in strong asset quality. The Company had no nonperforming assets as of December 31, 1999, $5,000 in nonperforming assets as of December 31, 1998, and no nonperforming assets in 1997.

         The following table presents information regarding nonperforming assets at the dates indicated:

                                                                      December 31,
                                                 ------------------------------------------------------
                                                  1999        1998        1997        1996        1995
                                                 ------      ------      ------      ------      ------
                                                                 (Dollars in thousands)

Nonaccrual loans ...........................     $   --      $    5      $   --      $   --      $   --
Restructured loans .........................         --          --          --          --          --
Other real estate ..........................         --          --          --          --          --
                                                 ------      ------      ------      ------      ------
       Total nonperforming assets ..........     $   --      $    5      $   --      $   --      $   --
                                                 ======      ======      ======      ======      ======
Nonperforming assets to total loans
   and other real estate ...................       0.00%       0.00%       0.00%       0.00%       0.00%

Allowance for Credit Losses

         The allowance for credit losses is a reserve established through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses which it believes is adequate for estimated losses in the Company's loan portfolio. Based on an evaluation of the loan portfolio, management presents a monthly review of the allowance for credit losses to the Bank's Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. In making its evaluation, management considers factors such as historical loan loss experience, industry diversification of the Company's commercial loan portfolio, the amount of nonperforming assets and related collateral, the volume, growth and composition of the Company's loan portfolio, current economic changes that may affect the borrower's ability to pay and the value of collateral, the evaluation of the Company's loan portfolio through its internal loan review process and other relevant factors. Charge-offs occur when loans are deemed to be uncollectible.

         Although the Company does not determine the total allowance based upon the amount of loans in a particular type or category, risk elements attributable to particular loan types or categories are considered in assessing the quality of individual loans. Some of the risk elements include: (i) in the case of 1-4 family residential mortgage loans, the borrower's ability to repay the loan, including a consideration of the debt to income ratio and employment and income stability, the loan to value ratio, and the age, condition and marketability of collateral; (ii) for non-farm non-residential loans and multifamily residential loans, the debt service coverage ratio (income from the property in excess of operating expenses compared to loan payment requirements), operating results of the owner in the case of owner-occupied properties, the loan to value ratio, the age and condition of the collateral and the volatility of income, property value and future operating results typical of properties of that type; (iii) for agricultural real estate loans, the experience and financial capability of the borrower, projected debt service coverage of the operations of the borrower and loan to value ratio; (iv) for construction and land development loans, the perceived feasibility of the project including the ability to sell developed lots or improvements constructed for resale or ability to lease property constructed for lease, the quality and nature of contracts for presale or preleasing, if any, experience and ability of the developer and loan to value ratio; (v) for commercial and industrial loans, the operating results of the commercial, industrial or professional enterprise, the borrower's business, professional and financial ability and expertise, the specific risks and volatility of income and operating results typical for businesses in that category and the value, nature and marketability of collateral; and (vi) for non-real estate agricultural loans, the operating results, experience and financial capability of the borrower, historical and expected market conditions and the value, nature and marketability of collateral. In addition, for each category, the Company considers secondary sources of income and the financial strength and credit history of the borrower and any guarantors.

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

         For the year ended December 31, 1999, net recoveries totaled $57,000 or (0.03)% of average loans outstanding for the period, compared with net charge-offs of $66,000 or 0.05% of average loans during 1998. The Company's net charge-offs totaled $97,000 or 0.08% of average loans outstanding in 1997. During 1999, the Company recorded a provision for credit losses of $280,000 compared with $239,000 for 1998. At December 31, 1999, the allowance for credit losses totaled $2.8 million, or 1.23% of total loans. The Company made a provision for credit losses of $239,000 during 1998 compared with a provision of $190,000 for 1997. At December 31, 1998, the allowance aggregated $1.9 million, or 1.09% of total loans. At December 31, 1997, the allowance was $1.0 million, or 0.84% of total loans.

         The following table presents, for the periods indicated, an analysis of the allowance for credit losses and other related data:

                                                                           Years Ended December 31,
                                                     --------------------------------------------------------------------

                                                       1999           1998           1997           1996           1995
                                                     --------       --------       --------       --------       --------
                                                                            (Dollars in thousands)

Average loans outstanding ......................     $193,687       $143,196       $117,586       $104,534       $ 81,631
                                                     ========       ========       ========       ========       ========

Gross loans outstanding at end of period .......     $223,505       $170,478       $120,578       $113,382       $ 88,797
                                                     ========       ========       ========       ========       ========

Allowance for credit losses at
   beginning of period .........................     $  1,850       $  1,016       $    923       $    753       $    588
Balance acquired with the South Texas and
   Union Acquisitions, respectively ............          566            661             --             --             --
Provision for credit losses ....................          280            239            190            230            175
Charge-offs:
   Commercial and industrial ...................          (13)           (--)           (26)            (9)            (6)
   Real estate and agriculture .................          (43)           (14)           (47)           (--)            (2)
   Consumer ....................................          (55)           (67)           (57)           (64)           (24)
Recoveries:
   Commercial and industrial ...................           34              5             15             --             --
   Real estate and agriculture .................          117             --              7             --              3
   Consumer ....................................           17             10             11             13             19
                                                     --------       --------       --------       --------       --------
Net recoveries (charge-offs) ...................           57            (66)           (97)           (60)           (10)
Allowance for credit losses at end of period ...     $  2,753       $  1,850       $  1,016       $    923       $    753
                                                     ========       ========       ========       ========       ========

Ratio of allowance to end of period
   loans .......................................         1.23%          1.09%          0.84%          0.81%          0.85%
Ratio of net (recoveries) charge-offs to
   average loans ...............................        (0.03)          0.05           0.08           0.06           0.01
Ratio of allowance to end of period
   nonperforming loans .........................           --             --             --             --             --

              The following tables describe the allocation of the allowance for credit losses among various categories of loans and certain other information for the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of loans.

                                                                                 December 31,
                                                             -------------------------------------------------

                                                                      1999                      1998
                                                             -----------------------    ----------------------

                                                                         Percent of                Percent of
                                                                          Loans to                  Loans to
                                                              Amount     Total Loans     Amount    Total Loans
                                                             --------    -----------    --------   -----------
                                                                            (Dollars in thousands)

Balance of allowance for credit losses applicable to:
       Commercial and industrial .......................     $     57         12.7%     $     18          9.9%
       Real estate .....................................           62         71.8            70         70.0
       Agriculture .....................................           22          5.7            40          8.3
       Consumer ........................................            7          9.8             1         11.8
       Unallocated .....................................        2,605           --         1,721           --
                                                             --------     --------      --------     --------
               Total allowance for credit losses .......     $  2,753        100.0%     $  1,850        100.0%
                                                             ========     ========      ========     ========


                                                                                        December 31,
                                                          -----------------------------------------------------------------------

                                                                   1997                     1996                   1995
                                                          ---------------------    ---------------------    ---------------------

                                                                    Percent of               Percent of               Percent of
                                                                     Loans to                 Loans to                 Loans to
                                                           Amount   Total Loans     Amount   Total Loans     Amount   Total Loans
                                                          --------  -----------    --------  -----------    --------  -----------
                                                                                   (Dollars in thousands)

Balance of allowance for credit losses applicable to:
      Commercial and industrial ......................    $     41         9.6%    $      9         9.4%    $      7        11.8%
      Real estate ....................................          59        68.9           34        66.8           27        68.0
      Agriculture ....................................          --         5.3           --         5.0           --         5.2
      Consumer .......................................          51        16.2            6        18.8            6        15.0
      Unallocated ....................................         865          --          874          --          713          --
                                                          --------    --------     --------    --------     --------    --------
           Total allowance for credit
              losses .................................    $  1,016       100.0%    $    923       100.0%    $    753       100.0%
                                                          ========    ========     ========    ========     ========    ========

         Where management is able to identify specific loans or categories of loans where specific amounts of reserve are required, allocations are assigned to those categories. Federal and state bank regulators also require that a bank maintain a reserve that is sufficient to absorb an estimated amount of unidentified potential losses based on management's perception of economic conditions, loan portfolio growth, historical charge-off experience and exposure concentrations. While the Company's recent rate of charge-offs is low, management is aware that the Company has been operating in an extremely beneficial economic environment. Management, along with a number of economists, has perceived during the past year and increasing instability in the national and Southeast Texas economies and a worldwide economic slowdown that could contribute to job losses and otherwise adversely affect a broad variety of business sectors. In addition, as the Company has grown, its aggregate loan portfolio has increased and since the Company has made a decision to diversify its loan portfolio into areas other than 1-4 family residential mortgage loans, the risk profile of the Company's loans has increased. By virtue of its increased capital levels, the Company is able to make larger loans, thereby increasing the possibility of one bad loan having a larger adverse impact than before. Accordingly, management believes that the maintenance of an unallocated reserve in the current amount is prudent and consistent with regulatory requirements.

         The Company believes that the allowance for credit losses at December 31, 1999 is adequate to cover losses inherent in the portfolio as of such date. There can be no assurance, however, that the Company will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at December 31, 1999.

Securities

         The Company uses its securities portfolio both as a source of income and as a source of liquidity. At December 31, 1999, investment securities totaled $316.7 million, an increase of $89.5 million, or 39.4%, from $227.2 million at December 31, 1998. At December 31, 1999, securities represented 52.0% of total assets compared with 52.2% of total assets at December 31, 1998.

         The following table summarizes the amortized cost of securities as of the dates shown (available-for-sale securities are not adjusted for unrealized gains or losses):

                                                                    December 31,
                                              --------------------------------------------------------

                                                1999        1998        1997        1996        1995
                                              --------    --------    --------    --------    --------
                                                               (Dollars in thousands)
U.S. Treasury securities and obligations
   of U.S. government agencies ...........    $182,438    $128,603    $ 83,160    $ 60,830    $ 42,147
70% non-taxable preferred stock ..........       4,049          --          --          --          --
Mortgage-backed securities ...............      88,664      66,651      64,168      59,382      41,278
States and political subdivisions ........      29,321      19,048      11,829      13,042      15,753
Collateralized mortgage obligations ......      12,267      12,914       8,749      14,341      18,411
                                              --------    --------    --------    --------    --------
       Total .............................    $316,739    $227,216    $167,906    $147,595    $117,589
                                              ========    ========    ========    ========    ========

         The following table summarizes the contractual maturity of securities and their weighted average yields (available-for-sale securities are not adjusted for unrealized gains or losses):

                                                                    December 31, 1999
                                             ---------------------------------------------------------------------
                                                                      After One Year        After Five Years
                                                                            but                    but
                                                 Within One             Within Five            Within Ten
                                                    Year                   Years                  Years
                                             -------------------    -------------------    -------------------
                                              Amount     Yield       Amount     Yield       Amount     Yield
                                             --------   --------    --------   --------    --------   --------
                                                                   (Dollars in thousands)
U.S. Treasury securities and obligations
 of U.S. government agencies .............   $ 12,572       5.57%   $138,923       6.19%   $ 30,943       6.35%
Mortgage-backed securities ...............      3,589       5.78      23,565       6.28      13,538       6.70
States and political subdivisions ........      2,087       4.57      13,348       4.47       5,324       4.84
70% non-taxable preferred stock ..........         --         --          --         --          --         --
Qualified Zone Academy Bond (QZAB) .......         --         --          --         --          --         --
Collateralized mortgage obligations ......         --         --          --         --         613       5.54
                                             --------               --------               --------
   Total .................................   $ 18,248       5.77%   $175,836       6.25%   $ 50,418       6.54%
                                             ========   ========    ========   ========    ========   ========


                                             ------------------------------------------


                                                  After Ten
                                                    Years                  Total
                                             -------------------    -------------------
                                              Amount     Yield       Total      Yield
                                             --------   --------    --------   --------

U.S. Treasury securities and obligations
 of U.S. government agencies .............   $     --        --%    $182,438       6.17%
Mortgage-backed securities ...............     47,972       6.41      88,664       6.39
States and political subdivisions ........        562       5.75      21,321       4.61
70% non-taxable preferred stock ..........      4,049       8.00       4,049       8.00
Qualified Zone Academy Bond (QZAB) .......      8,000       2.00       8,000       2.00
Collateralized mortgage obligations ......     11,654       7.04      12,267       6.97
                                             --------               --------
   Total .................................   $ 72,237       6.80%   $316,739       6.39%
                                             ========   ========    ========   ========

         The tax-exempt states and political subdivisions are not calculated on a tax equivalent basis. On a tax equivalent basis, the yield on states and political subdivisions would have been 6.98% at December 31, 1999. The QZAB bond generates a tax credit of 7.18%, which is included in gross income.

         The following table summarizes the carrying value by classification of securities as of the dates shown:

                                                     December 31,
                             ------------------------------------------------------------
                               1999         1998         1997         1996         1995
                             --------     --------     --------     --------     --------
                                                (Dollars in thousands)

Available-for-sale .....     $224,782     $113,828     $ 38,612     $ 49,342     $ 35,452
Held-to-maturity .......       87,889      113,916      129,256       98,222       82,053
                             --------     --------     --------     --------     --------
       Total ...........     $312,671     $227,744     $167,868     $147,564     $117,505
                             ========     ========     ========     ========     ========

         At December 31, 1999, securities totaled $312.7 million, an increase of $85.0 million, or 37.3%, from $227.7 million at December 31, 1998, as the Company invested excess deposits from the South Texas Acquisition. At December 31, 1999, securities represented 58.5% of total deposits and 51.4% of total assets.

         Securities increased $59.9 million or 35.7%, from $167.9 million at December 31, 1997 to $227.7 million at December 31, 1998, as the Company invested excess deposits from the Union Acquisition.

         The following tables present the amortized cost and fair value of securities classified as available-for-sale at December 31, 1999 and 1998:

                                                          December 31, 1999                            December 31, 1998
                                            -------------------------------------------  -------------------------------------------
                                                          Gross      Gross                             Gross     Gross
                                            Amortized  Unrealized  Unrealized    Fair    Amortized  Unrealized  Unrealized    Fair
                                               Cost       Gains      Losses     Value       Cost       Gains     Losses      Value
                                            ---------  ----------  ----------  --------  ---------  ----------  ----------  --------
                                                                             (Dollars in thousands)
U.S. Treasury securities and obligations
  of U.S. government agencies ............   $151,399   $     61   $  3,165    $148,295   $ 67,864   $    285   $     58    $ 68,091
Mortgage-backed securities ...............     49,438         47      1,222      48,263     30,578         98        176      30,500
Collateralized mortgage obligations ......     11,729        261         63      11,927     10,832        166         26      10,972
70% non-taxable preferred stock ..........      4,049         --         49       4,000
States and political subdivisions ........     12,235         64          2      12,297      4,026        239         --       4,265
                                             --------   --------   --------    --------   --------   --------   --------    --------
    Total ................................   $228,850   $    433   $  4,501    $224,782   $113,300   $    788   $    260    $113,828
                                             ========   ========   ========    ========   ========   ========   ========    ========

     The following tables present the amortized cost and fair value of securities classified as held-to-maturity at December 31, 1999 and 1998:

                                                          December 31, 1999                            December 31, 1998
                                            -------------------------------------------  -------------------------------------------
                                                          Gross      Gross                             Gross     Gross
                                            Amortized  Unrealized  Unrealized    Fair    Amortized  Unrealized  Unrealized    Fair
                                               Cost       Gains      Losses     Value       Cost       Gains     Losses      Value
                                            ---------  ----------  ----------  --------  ---------  ----------  ----------  --------
                                                                             (Dollars in thousands)
U.S. Treasury securities and obligations
  of U.S. government agencies ............   $ 31,039   $     22   $    253    $ 30,808   $ 60,739   $    572   $      2    $ 61,309
Mortgage-backed securities ...............     39,226         22        391      38,857     36,074        265        100      36,239
States and political subdivisions ........     17,086         52        155      16,983     15,022        376          3      15,395
Collateralized mortgage obligations ......        538         --          2         536      2,081         --          3       2,078
                                             --------   --------   --------    --------   --------   --------   --------    --------
    Total ................................   $ 87,889   $     96   $    801    $ 87,184   $113,916   $  1,213   $    108    $115,021
                                             ========   ========   ========    ========   ========   ========   ========    ========

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

         At December 31, 1999, 54.1% of the mortgage-backed securities held by the Company had contractual final maturities of more than ten years with a weighted average life of 5.0 years. However, unlike U.S. Treasury and U.S. government agency securities, which have a lump sum payment at maturity, mortgage-backed securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. Mortgage-backed securities which are purchased at a premium will generally suffer decreasing net yields as interest rates drop because home owners tend to refinance their mortgages. Thus, the premium paid must be amortized over a shorter period. Therefore, these securities purchased at a discount will obtain higher net yields in a decreasing interest rate environment. As interest rates rise, the opposite will generally be true. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and consequently, the average life of this security will not be unduly shortened. If interest rates begin to fall, prepayments will increase.

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

         Total deposits at December 31, 1999 were $534.8 million, an increase of $144.1 million, or 36.9% from $390.7 million at December 31, 1998. The increase is attributable to the South Texas Acquisition in the fourth quarter of 1999 and internal growth. Noninterest-bearing deposits of $113.5 million at December 31, 1999 increased $28.5 million, or 33.5% from $85.0 million at December 31, 1998. Noninterest-bearing deposits as of December 31, 1998 were $85.0 million compared with $61.4 million at December 31, 1997. Interest-bearing deposits at December 31, 1999 were $421.2 million, up $115.5 million or 37.8% from $305.7 million at December 31, 1998. Interest-bearing deposits at December 31, 1998 of $305.7 million represented a $75.6 million or 32.9% increase from $230.1 million at December 31, 1997. Total deposits at December 31, 1997 were $291.5 million.

         The daily average balances and weighted average rates paid on deposits for each of the years ended December 31, 1999, 1998 and 1997 are presented below:

                                                                        Years Ended December 31,
                                               ---------------------------------------------------------------------------

                                                       1999                       1998                       1997
                                               ---------------------      ---------------------      ---------------------

                                                Amount        Rate         Amount        Rate         Amount        Rate
                                               --------     --------      --------     --------      --------     --------
                                                                          (Dollars in thousands)

Interest-bearing checking ................     $ 54,396         1.58%     $ 41,710         1.61%     $ 42,898         2.13%
Regular savings ..........................       15,296         2.43        10,640         2.45         9,215         2.32
Money market savings .....................      109,719         3.40        72,788         3.54        55,233         3.50
Time deposits ............................      169,417         4.73       128,097         5.06       113,669         5.09
                                               --------     --------      --------     --------      --------     --------
       Total interest-bearing deposits ...      348,828         3.72       253,235         3.95       221,015         4.01
Noninterest-bearing deposits .............       89,795           --        69,810           --        57,362           --
                                               --------     --------      --------     --------      --------     --------
       Total deposits ....................     $438,623         2.96%     $323,045         3.09%     $278,377         3.18%
                                               ========     ========      ========     ========      ========     ========

         The following table sets forth the amount of the Company's certificates of deposit that are $100,000 or greater by time remaining until maturity:

                                                             December 31, 1999
                                                          ----------------------
                                                          (Dollars in thousands)

         Three months or less ...........................       $25,163
         Over three through six months ..................        11,564
         Over six through 12 months .....................        17,849
         Over 12 months .................................         5,373
                                                                -------
          Total .........................................       $59,949
                                                                =======

Other Borrowings

         Deposits are the primary source of funds for the Company's lending and investment activities. Occasionally, the Company obtains additional funds from the Federal Home Loan Bank ("FHLB") and correspondent banks. At December 31, 1999, the Company had FHLB borrowings of $5.7 million compared with $2.4 million at December 31, 1998 and $2.8 million at December 31, 1997. The Company had federal funds purchased of $10.0 million at December 31, 1999 compared with no federal funds purchased at December 31, 1998 or 1997.

         At December 31, 1999, 1998, and 1997 the Company had no outstanding borrowings under a revolving line of credit extended by a commercial bank.

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

         The following table sets forth an interest rate sensitivity analysis for the Company at December 31, 1999:

                                                                            Volumes Subject to Repricing Within
                                                           ---------------------------------------------------------------------

                                                              0-30          31-180        181-365         After
                                                              days           days           days         one year        Total
                                                           ----------     ----------     ----------     ----------    ----------
                                                                                   (Dollars in thousands)
Interest-earning assets:
     Securities (gross of unrealized loss of $4,067) ...   $   27,331     $   21,190     $   19,769     $  248,449    $  316,739
     Loans .............................................       44,457         25,385         21,367        132,296       223,505
     Federal funds sold ................................       16,100             --             --             --        16,100
                                                           ----------     ----------     ----------     ----------    ----------
           Total interest-earning assets ...............       87,888         46,575         41,136        380,745       556,344
                                                           ----------     ----------     ----------     ----------    ----------

Interest-bearing liabilities:
     Demand, money market and savings
        deposits .......................................      218,060             --             --             --       218,060
     Certificates of deposit and other
        time deposits ..................................       21,368         90,626         61,502         29,686       203,182
     Federal funds purchased and FHLB
        advances .......................................       15,700             --             --             --        15,700
                                                           ----------     ----------     ----------     ----------    ----------
           Total interest-bearing liabilities ..........      255,128         90,626         61,502         29,686       436,942
                                                           ----------     ----------     ----------     ----------    ----------

        Period GAP .....................................   $ (167,240)    $  (44,051)    $  (20,366)    $  351,059    $  119,402
        Cumulative GAP .................................   $ (167,240)    $ (211,291)    $ (231,657)    $  119,402
        Period GAP to total assets .....................       (27.48)%        (7.24)%         3.35%         57.68%
        Cumulative GAP to total assets .................       (27.48)%       (34.71)%       (38.06)%        19.62%

         Shortcomings are inherent in any GAP analysis since certain assets and liabilities may not move proportionally as interest rates change. In addition to GAP analysis, the Company uses an interest rate risk simulation model and shock analysis to test the interest rate sensitivity of net interest income and the balance sheet, respectively. Contractual maturities and repricing opportunities of loans are incorporated in the model as are prepayment assumptions, maturity data and call options within the investment portfolio. Assumptions based on past experience are incorporated into the model for nonmaturity deposit accounts. Based on the Company's December 31, 1999 simulation analysis, the Company estimates that a 100 basis point rise or decline in rates over the next 12 month period would have an impact of less than 1.25% on its net interest income for the period. The change is relatively small, despite the Company's liability sensitive GAP position. The Company estimates that a 200 basis point rise in rates would have an impact of approximately (7.77)% on its net interest income while a 200 basis point decline over the same period would have an impact of approximately 0.67% on its net interest income. The results are primarily from the behavior of demand, money market and savings deposits. The Company has found that historically interest rates on these deposits change more slowly in a rising rate environment than in a declining rate environment. This assumption is incorporated into the simulation model and is generally not fully reflected in a GAP analysis.

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

         Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of December 31, 1999, the Company had cash and cash equivalents of $36.8 million, up from $18.2 million, at December 31, 1998. The increase was mainly due to an increase in federal funds sold.

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

         Shareholders' equity increased to $43.3 million at December 31, 1999 from $41.4 million at December 31, 1998, an increase of $1.9 million or 4.6%. This increase was primarily the result of net income of $6.5 million offset by dividends paid on the Common Stock of $1.0 million and a change in unrealized loss on available for sale securities of $3.0 million. During 1998, shareholders' equity increased by $16.6 million or 66.9% from $24.8 million at December 31, 1997 due primarily to net income of $4.5 million, $12.8 million from the Company's Initial Public Offering, offset by dividends of $1.1 million.

         The following table provides a comparison of the Company's and the Bank's leverage and risk-weighted capital ratios as of December 31, 1999 to the minimum and well capitalized regulatory standards:

                                                                        To Be Well Capitalized
                                                Minimum Required              Under Prompt
                                                   for Capital             Corrective Action          Actual Ratio at
                                                Adequacy Purposes              Provisions            December 31, 1999
                                                -----------------       ----------------------       -----------------

THE COMPANY
     Leverage ratio.........................           3.00%(1)                      N/A                  6.28%
     Tier 1 risk-based capital ratio........           4.00%                         N/A                 14.35%
     Total risk-based capital ratio.........           8.00%                         N/A                 16.71%
THE BANK
     Leverage ratio.........................           3.00%(2)                     5.00%                 6.29%
     Tier 1 risk-based capital ratio........           4.00%                        6.00%                14.37%
     Total risk-based capital ratio.........           8.00%                       10.00%                15.48%

--------------------

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

         State of Readiness. The Company formally initiated its Year 2000 project and plan in November 1997 to insure that its operational and financial systems would not be adversely affected by Year 2000 problems. The Company formed a Year 2000 project team and the Board of Directors and management supported all compliance efforts and allocated the necessary resources to ensure completion. An inventory of all systems and products (including both information technology ("IT") and non-informational technology ("non-IT") systems) that could be affected by the Year 2000 date change was developed, verified and categorized as to its importance to the Company and an assessment of all major IT and critical non-IT systems was completed. This assessment involved inputting test data which simulated the Year 2000 date change into such IT systems and reviewing the system output for accuracy. The Company's assessment of critical non-IT systems involved reviewing such systems to determine whether they were date dependent. Based on such assessment, the Company believed that none of its critical non-IT systems were date dependent. The software for the Company's systems is provided through service bureaus and software vendors. The Company contacted all of its third party vendors and software providers and required them to demonstrate and represent that the products provided were Year 2000 compliant and a program of testing compliance was planned. The Company's service bureau, which performs substantially all of the Company's data processing functions, warranted in writing that its software was Year 2000 compliant and pursuant to applicable regulatory guidelines the Company reviewed the results of user group tests performed by the service provider to verify this assertion. The Company believes it would have recourse against the service provider for actual damages incurred by the Company in the event the service provider breaches this warranty. In addition, the FDIC reviewed the Company's compliance with Year 2000 issues on several occasions.

         Risks Related to Third Parties. The impact of Year 2000 noncompliance by third parties with which the Company transacts business cannot be accurately gauged. The Company identified its largest dollar deposit (aggregate deposits over $500,000) and loan ($250,000 or more) customers and, based on information available to the Company, conducted a preliminary evaluation to determine which of those customers would likely be affected by Year 2000 issues. The Company then surveyed those customers deemed at risk to determine their readiness with respect to Year 2000 issues, including their awareness of Year 2000 issues, plans to address such issues and progress with respect to such plans. The responses indicated that the customers were aware of Year 2000 issues, were in the process of updating their systems and informed the Company that they believed they would be ready for the Year 2000 date change by the end of 1999. With respect to depositors, the Company maintained additional cash on hand in the event of excess withdrawals. With respect to borrowers, the Company's loan documents included a Year 2000 disclosure form and an addendum to the loan agreement in which the borrower represented and warranted its Year 2000 compliance to the Company.

         Transition Into the Year 2000. The Company suffered no failures in any system or product upon the date change from December 31, 1999 to January 1, 2000. In addition, management is not aware of any vendor used by the Company for data processing or related services which experienced a material failure of its product or service due to a Year 2000 related problem. The Company was also subject to risks associated with Year 2000 noncompliance by its customers. Management is not aware of any customer which suffered losses related to a Year 2000 problem which would adversely affect that customer's financial condition or its ability to repay any outstanding loan it has from the Company.

         Costs of Compliance. The Company budgeted $10,000 to address Year 2000 issues. As of February 15, 2000, the Company incurred expenses of less than $10,000 in relation to Year 2000. While the Company believes that it will incur no additional material expenses related to the Year 2000 issue, there can be no assurance that the Company will not be impacted by a Year 2000 related problem which occurs after the date hereof or by the failure of a third party to achieve proper Year 2000 compliance.

         Ongoing Plans. Although many of the critical dates related to potential Year 2000 related problems have passed, experts predict that Year 2000 related failures could occur throughout the year, such as on February 29, 2000 and December 31, 2000. Accordingly, the Company's Year 2000 project team will continue to monitor the Company's IT and non-IT systems and attempt to identify any potential problems during the course of the year. In addition, the Company will continue to monitor the Year 2000 compliance of the third parties with which the Company transacts business.

         Contingency Plans. The Company continues to maintain its contingency plans with respect to Year 2000 related issues and believes that if its own systems should fail, it could convert to a manual entry system for a period of time without significant losses. The Company believes that any mission critical systems could be recovered and operating within seven days. In the event that the Federal Reserve is unable to handle electronic funds transfers and check clearing, the Company does not expect the impact to be material to its financial condition or results of operations as long as it is able to utilize an alternative electronic funds transfer and clearing source. As part of it contingency planning, the Company reviewed its loan customer base and the potential impact on capital of Year 2000 noncompliance. Based upon such review, using what it considered to be a reasonable worst case scenario, the Company assumed that certain of its commercial borrowers whose businesses are most likely to be affected by Year 2000 noncompliance would be unable to repay their loans, resulting in charge-offs of loan amounts in excess of collateral values. If such were the case, the Company believes that it is unlikely that its exposure would exceed $100,000, although there are no assurances that this amount will not be substantially higher. The Company does not believe that this amount is material enough for it to adjust its current methodology for making provisions to the allowance for credit losses.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         For information regarding the market risk of the Company's financial instruments, see "ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION - FINANCIAL CONDITION - INTEREST RATE SENSITIVITY AND LIQUIDITY". The Company's principal market risk exposure is to changes in interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements, the reports thereon, the notes thereto and supplementary data commence at page F-1 of this Annual Report on Form 10-K.

         The following table presents certain unaudited quarterly financial information concerning the Company's results of operations for each of the two years ended December 31, 1999. The information should be read in conjunction with the historical Consolidated Financial Statements of the Company and the Notes thereto appearing elsewhere in this Annual Report on Form 10-K.

                                                    CONSOLIDATED QUARTERLY FINANCIAL DATA OF THE COMPANY


                                                                     Quarter Ended 1999
                                                  -------------------------------------------------------
                                                                         (unaudited)

                                                  December 31   September 30      June 30        March 31
                                                  -----------   ------------      --------       --------
                                                       (Dollars in thousands, except per share data)

Interest income .............................       $  9,549       $  7,310       $  7,308       $  7,245
Interest expense ............................          3,944          2,959          3,019          3,111
                                                    --------       --------       --------       --------
     Net interest income ....................          5,605          4,351          4,289          4,134
Provision for credit losses .................             75             75             65             65
                                                    --------       --------       --------       --------
     Net interest income after provision ....          5,530          4,276          4,224          4,069
Noninterest income ..........................          1,286            789            743            703
Noninterest expense .........................          3,969          2,734          2,761          2,674
                                                    --------       --------       --------       --------
     Income before income taxes .............          2,847          2,331          2,206          2,098
Provision for income taxes ..................            895            746            703            664
                                                    --------       --------       --------       --------
     Net income .............................       $  1,952       $  1,585       $  1,503       $  1,434
                                                    ========       ========       ========       ========

Earnings per share:
     Basic ..................................       $   0.38       $   0.31       $   0.29       $   0.28
                                                    ========       ========       ========       ========
     Diluted ................................       $   0.36       $   0.29       $   0.28       $   0.27
                                                    ========       ========       ========       ========


                                                                     Quarter Ended 1998
                                                  -------------------------------------------------------
                                                                         (unaudited)

                                                  December 31   September 30      June 30        March 31
                                                  -----------   ------------      --------       --------
                                                       (Dollars in thousands, except per share data)

Interest income .............................       $  6,910       $  5,641       $  5,597       $  5,274
Interest expense ............................          3,019          2,395          2,412          2,302
                                                    --------       --------       --------       --------
     Net interest income ....................          3,891          3,246          3,185          2,972
Provision for credit losses .................             24             70             75             70
                                                    --------       --------       --------       --------
     Net interest income after provision ....          3,867          3,176          3,110          2,902
Noninterest income ..........................            667            586            622            617
Noninterest expense .........................          2,609          2,195          2,148          2,106
                                                    --------       --------       --------       --------
     Income before income taxes .............          1,925          1,567          1,584          1,413
Provision for income taxes ..................            603            487            499            440
                                                    --------       --------       --------       --------
Net income ..................................       $  1,322       $  1,080       $  1,085       $    973
                                                    ========       ========       ========       ========

Earnings per share:
     Basic ..................................       $   0.29       $   0.27       $   0.27       $   0.24
                                                    ========       ========       ========       ========
     Diluted ................................           0.28           0.26           0.27           0.24
                                                    ========       ========       ========       ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the two year period ended December 31, 1999.


PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information under the captions "Election of Directors," "Continuing Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement relating to its 2000 Annual Meeting of Shareholders (the "2000 Proxy Statement") is incorporated herein by reference in response to this item.

ITEM 11. EXECUTIVE COMPENSATION

         The information under the caption "Executive Compensation and Other Matters" in the 2000 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information under the caption "Beneficial Ownership of Common Stock by Management of the Company and Principal Shareholders" in the 2000 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information under the caption "Interests of Management and Others in Certain Transactions" in the 2000 Proxy Statement is incorporated herein by reference in response to this item.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

         Reference is made to the Financial Statements, the reports thereon, the Notes thereto and supplementary data commencing at page F-1 of this Annual Report on Form 10-K. Set forth below is a list of such Financial Statements:

         Independent Auditors' Report
         Consolidated Balance Sheets as of December 31, 1999 and 1998 Consolidated Statements of Income for the Years Ended December 31,
          1999, 1998, and 1997
         Consolidated Statements of Changes in Shareholders' Equity for the
          Years Ended December 31, 1999, 1998 and 1997
         Consolidated Statements of Cash Flows for the Years Ended December 31,
          1999, 1998 and 1997
         Notes to Consolidated Financial Statements

FINANCIAL STATEMENT SCHEDULES

         All supplemental schedules are omitted as inapplicable or because the required information is included in the Consolidated Financial Statements or Notes thereto.

EXHIBITS

         Each exhibit marked with an asterisk is filed with this Annual Report on Form 10-K.

         Exhibit
         Number                              Description
         -------                             -----------

          2.1       -    Agreement and Plan of Reorganization by and between the
                         Company and South Texas Bancshares, Inc. dated June 17,
                         1999 (incorporated herein by reference to Exhibit 2.1 to the Company's Form 10-Q for the quarter ended June
                         30, 1999).

          2.2       -    Agreement and Plan of Reorganization dated June 5, 1998
                         by and among the Company, First Prosperity Bank and Union State Bank (incorporated herein by reference to Exhibit 10.4 to the Company's Registration Statement on
                         Form S-1 (Registration No. 333-63267) (the
                         "Registration Statement")).

          3.1       -    Amended and Restated Articles of Incorporation of the
                         Company (incorporated herein by reference to Exhibit
                         3.1 to the Registration Statement.

          3.2       -    Amended and Restated Bylaws of the Company
                         (incorporated herein by reference to Exhibit 3.2 to the Registration Statement).

          4.1       -    Specimen form of certificate evidencing the Common
                         Stock (incorporated herein by reference to Exhibit 4 to the Registration Statement).

          4.2       -    Form of Indenture by and between the Company and First
                         Union Trust Company, N.A. (incorporated herein by reference to Exhibit 4.1 of the Company's Registration
                         Statement on Form S-1 (Registration No. 333-89481)).

          4.3       -    Form of Subordinated Debenture (included as an exhibit
                         to Exhibit 4.2).

          4.4       -    Form of Trust Preferred Securities Guarantee Agreement
                         by and between the Company and First Union Trust
                         Company, N.A. (incorporated herein by reference to Exhibit 4.7 of the Company's Registration Statement of
                         Form S-1 (Registration No. 333-89481)).

          10.1      -    Prosperity Bancshares, Inc. 1995 Stock Option Plan
                         (incorporated herein by reference to Exhibit 10.1 to the Registration Statement).

          10.2      -    Prosperity Bancshares, Inc. 1998 Stock Incentive Plan
                         (incorporated herein by reference to Exhibit 10.2 to the Registration Statement).

          10.3      -    Employment Agreements (incorporated herein by reference
                         to Exhibit 10.3 to the Registration Statement).

          10.5      -    Loan Agreement dated December 27, 1997 between the
                         Company and Norwest Bank Minnesota, National
                         Association (incorporated herein by reference to Exhibit 10.5 to the Registration Statement).

          21*       -    Subsidiaries of Prosperity Bancshares, Inc.

          23.1*     -    Consent of Deloitte & Touche LLP.

          27*       -    Financial Data Schedule.

REPORTS ON FORM 8-K

         The Company filed a Current Report on Form 8-K under Item 2 of Form 8-K on October 15, 1999 to report its acquisition of South Texas Bancshares, Inc. The Company filed Amendment No. 1 to that Current Report on Form 8-K on November 8, 1999 to file the financial statements related to such acquisition.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, PROSPERITY BANCSHARES, INC., HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF HOUSTON AND STATE OF TEXAS ON MARCH 8, 2000.

                                             PROSPERITY BANCSHARES, INC.


                                             BY: /s/ TRACY T. RUDOLPH
                                                     TRACY T. RUDOLPH
                                                     CHAIRMAN OF THE BOARD

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE INDICATED CAPACITIES ON MARCH 8, 2000.

                               Signature                                               Positions
                               ---------                                               ---------

                         /s/ TRACY T. RUDOLPH                               Chairman of the Board (principal
                ---------------------------------------                     executive officer)
                           Tracy T. Rudolph

                          /s/ DAVID HOLLAWAY                                Chief Financial Officer (principal
                ---------------------------------------                     financial officer and principal
                            David Hollaway                                  accounting officer)

                           /s/ HARRY BAYNE                                  Director
                ---------------------------------------
                              Harry Bayne

                        /s/ JAMES A. BOULIGNY                               Director
                ---------------------------------------
                           James A. Bouligny

                            /s/ J.T. HERIN                                  Director
                ---------------------------------------
                               J.T. Herin

                         /s/ CHARLES M. SLAVIK                              Director
                ---------------------------------------
                            Charles M. Slavik

                         /s/ HARRISON STAFFORD                              Director
                ---------------------------------------
                            Harrison Stafford

                        /s/ ROBERT STEELHAMMER                              Director
                ---------------------------------------
                           Robert Steelhammer

                            /s/ DAVID ZALMAN                                Director
                ---------------------------------------
                              David Zalman

                    TABLE OF CONTENTS TO FINANCIAL STATEMENTS

                                                                                              Page
                                                                                              ----

Prosperity Bancshares, Inc.

           Independent Auditors' Report.................................................       F-2

           Consolidated Balance Sheets as of  December 31, 1999 and 1998................       F-3

           Consolidated Statements of Income for the Years Ended December 31,
                1999, 1998 and 1997.....................................................       F-4

           Consolidated Statements of Changes in Shareholders' Equity for the
                Years Ended December 31, 1999, 1998 and 1997............................       F-5

           Consolidated Statements of Cash Flows for the Years Ended
                December 31, 1999, 1998 and 1997........................................       F-6

           Notes to Consolidated Financial Statements...................................       F-8

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of Prosperity Bancshares, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Prosperity Bancshares, Inc. and subsidiaries (collectively, the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Prosperity Bancshares, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.



Deloitte & Touche LLP




February 4, 2000
Houston, Texas

                  PROSPERITY BANCSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                              December 31,
                                                                       --------------------------
                                                                          1999            1998
                                                                       ----------      ----------
                                                                          (Dollars in thousands)
                       ASSETS
Cash and due from banks (Note 3) .................................     $   20,658      $   18,243
Federal funds sold ...............................................         16,100              --
Interest-bearing deposits in financial institutions ..............             --              99
Available for sale securities, at fair value (amortized cost
   of $228,850 and $113,300, respectively) (Note 4) ..............        224,782         113,828
Held to maturity securities, at cost (fair value of $87,184
   and $115,021, respectively) (Note 4) ..........................         87,889         113,916
Loans (Notes 5, 6) ...............................................        223,505         170,478
Less allowance for credit losses (Note 7) ........................         (2,753)         (1,850)
                                                                       ----------      ----------
              Loans, net .........................................        220,752         168,628
Accrued interest receivable ......................................          5,013           3,990
Goodwill, net of accumulated amortization
   of $3,792 and $3,077, respectively ............................         19,229           9,690
Bank premises and equipment, net (Note 8) ........................          9,751           6,105
Other assets .....................................................          4,499           1,813
                                                                       ----------      ----------
TOTAL ............................................................     $  608,673      $  436,312
                                                                       ==========      ==========

   LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
   Deposits (Note 9):
       Noninterest-bearing .......................................     $  113,514      $   84,976
       Interest-bearing ..........................................        421,242         305,683
                                                                       ----------      ----------
              Total deposits .....................................        534,756         390,659
   Federal funds purchased (Note 10) .............................         10,000              --
   Other borrowings (Note 10) ....................................          5,700           2,437
   Accrued interest payable ......................................          1,554           1,081
   Other liabilities .............................................          1,397             700
                                                                       ----------      ----------
              Total liabilities ..................................        553,407         394,877
COMMITMENTS AND CONTINGENCIES
   (Notes 12 and 16)
COMPANY-OBLIGATED MANDITORILY REDEEMABLE
   TRUST PREFERRED SECURITIES OF SUBSIDIARY
   TRUST (Note 20) ...............................................         12,000              --
SHAREHOLDERS' EQUITY (Notes 14, 17,  and 18):
   Common stock, $1 par value; 50,000,000 shares
       authorized; 5,198,901 and 5,176,401, shares
       issued at December 31, 1999 and 1998,
       respectively; 5,195,325 and 5,172,825 shares
       outstanding at December 31, 1999 and 1998,
       respectively ..............................................          5,199           5,176
   Capital surplus ...............................................         15,880          16,477
   Retained earnings .............................................         24,889          19,452
   Accumulated other comprehensive income -- net
       unrealized gains (losses) on available for sale
       securities, net of tax benefit of $1,383 and tax
       of $179, respectively .....................................         (2,684)            348
   Less treasury stock, at cost, 3,576 shares ....................            (18)            (18)
                                                                       ----------      ----------
              Total shareholders' equity .........................         43,266          41,435
                                                                       ----------      ----------

TOTAL ............................................................     $  608,673      $  436,312
                                                                       ==========      ==========

                 See notes to consolidated financial statements.

                  PROSPERITY BANCSHARES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                        For the Years Ended
                                                                            December 31,
                                                               --------------------------------------
                                                                 1999           1998           1997
                                                               --------       --------       --------
                                                            (Dollars in thousands, except per share data)
INTEREST INCOME:
   Loans, including fees ...............................       $ 16,386       $ 12,282       $ 10,206
   Securities:
      Taxable ..........................................         13,323         10,152          8,950
      Nontaxable .......................................            933            682            605
      70% nontaxable preferred dividends ...............             36             --             --
   Federal funds sold ..................................            734            299            193
   Deposits in financial institutions ..................             --              7             16
                                                               --------       --------       --------
        Total interest income ..........................         31,412         23,422         19,970
                                                               --------       --------       --------

INTEREST EXPENSE:
   Deposits ............................................         12,971          9,993          8,858
   Note payable and federal funds
      purchased ........................................              2             24            132
   Other ...............................................             60            111             70
                                                               --------       --------       --------
        Total interest expense .........................         13,033         10,128          9,060
                                                               --------       --------       --------

NET INTEREST INCOME ....................................         18,379         13,294         10,910
PROVISION FOR CREDIT LOSSES (Note 7) ...................            280            239            190
                                                               --------       --------       --------
NET INTEREST INCOME AFTER PROVISION
   FOR CREDIT LOSSES ...................................         18,099         13,055         10,720
                                                               --------       --------       --------

NONINTEREST INCOME:
   Customer service fees ...............................          3,010          2,173          2,062
   Other ...............................................            511            319            202
                                                               --------       --------       --------
        Total noninterest income .......................          3,521          2,492          2,264
                                                               --------       --------       --------

NONINTEREST EXPENSE:
   Salaries and employee benefits
      (Note 15) ........................................          6,198          4,541          3,968
   Net occupancy expense ...............................            666            535            488
   Data processing .....................................            880            807            642
   Goodwill amortization ...............................            715            500            402
   Depreciation expense ................................            689            523            431
   Minority interest trust preferred securities ........            142             --             --
   Other ...............................................          2,848          2,152          1,905
                                                               --------       --------       --------
        Total noninterest expense ......................         12,138          9,058          7,836
                                                               --------       --------       --------

INCOME BEFORE INCOME TAXES .............................          9,482          6,489          5,148
PROVISION FOR INCOME TAXES (Note 13) ...................          3,008          2,029          1,586
                                                               --------       --------       --------

NET INCOME .............................................       $  6,474       $  4,460       $  3,562
                                                               ========       ========       ========

EARNINGS PER SHARE (Note 1):
   Basic ...............................................       $   1.25       $   1.08       $   0.94
                                                               ========       ========       ========

   Diluted .............................................       $   1.20       $   1.04       $   0.92
                                                               ========       ========       ========

                 See notes to consolidated financial statements.

                  PROSPERITY BANCSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                  Accumulated
                                                                                                     Other
                                                                                                 Comprehensive
                                                                                                 Income -- Net
                                                                                                Unrealized Loss
                                                  Common Stock                                    on Available
                                             ------------------------     Capital      Retained     for Sale
                                               Shares        Amount       Surplus      Earnings    Securities
                                             ----------    ----------    ----------   ----------  ------------
                                                              (Amounts in thousands, except share data)

BALANCE AT JANUARY 1, 1997 ...............    3,513,884    $    3,513    $    2,298   $   13,061   $      (20)
     Net income ..........................                                                 3,562
     Net change in unrealized loss on
       available for sale securities .....                                                                 (4)
     Total comprehensive income ..........
     Sale of treasury stock ..............
     Issuance of common stock ............      480,000           480         2,520
     Cash dividends declared, $0.15
       per share .........................                                                  (574)
                                             ----------    ----------    ----------   ----------   ----------

BALANCE AT DECEMBER 31, 1997 .............    3,993,884         3,993         4,818       16,049          (24)
     Net income ..........................                                                 4,460
     Net change in unrealized loss on
       available for sale securities .....                                                                372
     Total comprehensive income ..........
     Sale of common stock ................    1,182,517         1,183        11,659
     Cash dividends declared, $0.20
       per share .........................                                                (1,057)
                                             ----------    ----------    ----------   ----------   ----------

BALANCE AT DECEMBER 31, 1998 .............    5,176,401         5,176        16,477       19,452          348
     Net income ..........................                                                 6,474
     Net change in unrealized loss on
       available for sale securities .....                                                             (3,032)
     Total comprehensive income ..........
     Sale of common stock ................       22,500            23            76
     Trust preferred issuance costs ......                                     (560)
     Initial public offering costs .......                                     (113)
     Cash dividends declared, $0.20
       per share .........................                                                (1,037)
                                             ----------    ----------    ----------   ----------   ----------

BALANCE AT DECEMBER 31, 1999 .............    5,198,901    $    5,199    $   15,880   $   24,889   $   (2,684)
                                             ==========    ==========    ==========   ==========   ==========






                                                              Total
                                               Treasury    Shareholders'
                                                Stock         Equity
                                              ----------   -------------


BALANCE AT JANUARY 1, 1997 ...............    $      (19)   $   18,833
     Net income ..........................                       3,562
     Net change in unrealized loss on
       available for sale securities .....                          (4)
                                                            ----------
     Total comprehensive income ..........                       3,558
                                                            ----------
     Sale of treasury stock ..............             1             1
     Issuance of common stock ............                       3,000
     Cash dividends declared, $0.15
       per share .........................                        (574)
                                              ----------    ----------

BALANCE AT DECEMBER 31, 1997 .............           (18)       24,818
     Net income ..........................                       4,460
     Net change in unrealized loss on
       available for sale securities .....                         372
                                                            ----------
     Total comprehensive income ..........                       4,832
                                                            ----------
     Sale of common stock ................                      12,842
     Cash dividends declared, $0.20
       per share .........................                      (1,057)
                                              ----------    ----------

BALANCE AT DECEMBER 31, 1998 .............           (18)       41,435
     Net income ..........................                       6,474
     Net change in unrealized loss on
       available for sale securities .....                      (3,032)
                                                            ----------
     Total comprehensive income ..........                       3,442
                                                            ----------
     Sale of common stock ................                          99
     Trust preferred issuance costs ......                        (560)
     Initial public offering costs .......                        (113)
     Cash dividends declared, $0.20
       per share .........................                      (1,037)
                                              ----------    ----------

BALANCE AT DECEMBER 31, 1999 .............    $      (18)   $   43,266
                                              ==========    ==========


                 See notes to consolidated financial statements.

                  PROSPERITY BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    For the Years Ended
                                                                        December 31,
                                                             ------------------------------------
                                                               1999          1998          1997
                                                             --------      --------      --------
                                                                    (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ..........................................     $  6,474      $  4,460      $  3,562
   Adjustments to reconcile net income
     to net cash provided by operating activities:
     Depreciation and amortization .....................        1,404         1,023           833
     Provision for credit losses .......................          280           239           190
     Net amortization of premium/
       discount on  investments ........................          202           236           340
     Loss on sale of real estate
       acquired by foreclosure .........................           --             2             2
     Increase in accrued interest receivable ...........          (13)         (624)         (297)
     Increase in other assets ..........................         (946)         (180)         (396)
     Increase (Decrease) in accrued
       interest payable and other  liabilities .........           79           217           (80)
                                                             --------      --------      --------
       Total adjustments ...............................        1,006           913           592
                                                             --------      --------      --------
       Net cash provided by operating activities .......        7,480         5,373         4,154
                                                             --------      --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities and
     principal paydowns of held to
     maturity securities ...............................       53,047        54,725        35,405
   Purchase of held to maturity securities .............       (4,525)      (15,983)      (66,766)
   Proceeds from maturities and
     principal paydowns of available
     for sale securities ...............................       15,418        24,109        14,206
   Purchase of available for sale securities ...........      (87,070)      (81,729)       (3,497)
   Net increase in loans ...............................      (19,228)      (28,433)       (7,482)
   Net proceeds from sale of real
     estate acquired by foreclosure ....................           --            38           187
   Purchase of bank premises and equipment .............         (414)         (343)         (743)
   Net decrease in interest-bearing deposits
     in financial institutions .........................           99            99           198
   Premium paid for Angleton branch ....................           --            --        (1,990)
   Net liabilities acquired in purchase of
     Angleton branch (net of
     acquired cash of $565) ............................           --            --        28,647
   Premium paid for South Texas Bancshares .............      (10,255)           --            --
   Net liabilities acquired in purchase of South
     Texas Bancshares (net of acquired
     cash of $12,271) ..................................       22,526            --            --
   Premium paid for West Columbia branch ...............           --          (250)           --
   Net liabilities acquired in purchase of
     West Columbia branch (net
     of acquired cash of $84) ..........................           --         5,799            --
   Premium paid for purchase of East Bernard
     branch ............................................           --        (4,297)           --
   Net liabilities acquired in purchase of
     East Bernard branch (net of acquired
     cash of $16,602) ..................................           --         3,134            --
                                                             --------      --------      --------
       Net cash used in investing activities ...........      (30,402)      (43,131)       (1,835)
                                                             --------      --------      --------

                       (Table continued on following page)

                  PROSPERITY BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    For the Years Ended
                                                                        December 31,
                                                             ------------------------------------
                                                               1999          1998          1997
                                                             --------      --------      --------
                                                                    (Dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in noninterest-bearing
     deposits ..........................................     $  6,531      $ 13,881      $  1,210
   Net increase (decrease) in
     interest-bearing deposits .........................       11,254        13,327        (9,861)
   Proceeds from line of credit ........................           --         2,000            --
   Repayments of line of credit ........................           --        (2,000)       (3,266)
   Proceeds (repayments ) of other
      borrowings (net) .................................       13,263          (364)        2,800
   Proceeds from the issuance of trust
       preferred securities ............................       12,000            --            --
   Initial public offering costs .......................         (113)
   Trust preferred  issuance costs .....................         (560)           --            --
   Proceeds from the issuance of
     common stock ......................................           99        12,842         3,000
   Sale of treasury stock ..............................           --            --             1
   Payments of cash dividends ..........................       (1,037)       (1,057)         (575)
                                                             --------      --------      --------
       Net cash provided by (used in)
          financing activities .........................       41,437        38,629        (6,691)
                                                             --------      --------      --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS ....................................     $ 18,515      $    871      $ (4,372)
CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD ...........................................       18,243        17,372        21,744
                                                             --------      --------      --------

CASH AND CASH EQUIVALENTS, END OF
   PERIOD ..............................................     $ 36,758      $ 18,243      $ 17,372
                                                             ========      ========      ========
INCOME TAXES PAID ......................................     $  2,437      $  1,882      $  1,681
                                                             ========      ========      ========
INTEREST PAID ..........................................     $ 12,560      $  9,755      $  9,039
                                                             ========      ========      ========

NONCASH INVESTING ACTIVITIES:
   The Company acquired certain real estate through foreclosure of collateral on loans totaling approximately $0, $0, and $189 during the years ended December 31, 1999, 1998, and 1997, respectively.

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

The Bank operates fifteen branch banking offices in South Central Texas, with three locations in Houston and twelve locations south, and southwest of Houston in Angleton, Bay City, Beeville, Cuero, East Bernard, Edna, El Campo, Goliad, Mathis, West Columbia and Victoria.

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

         OTHER REAL ESTATE -- Real estate properties acquired through, or in lieu of, loan foreclosure are to be sold and are initially recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in the net gain/loss and carrying costs of other real estate.

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

         RECLASSIFICATIONS -- Certain reclassifications have been made to 1998 and 1997 balances to conform to the current year presentation. All reclassifications have been applied consistently for the periods presented.

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

         The following table illustrates the computation of basic and diluted earnings per share after effect of stock split (see Note 17):

                                                                    December 31,
                                             ------------------------------------------------------------
                                                   1999                 1998                  1997
                                             ----------------      ----------------      ----------------

                                                        Per                   Per                   Per
                                                        Share                 Share                 Share
                                             Amount    Amount      Amount    Amount      Amount    Amount
                                             ------    ------      ------    ------      ------    ------
                                                     (Dollars in thousands, except per share data)

Net income .............................     $6,474                $4,460                $3,562
Basic --
   Weighted average shares
     outstanding .......................      5,186     $ 1.25      4,116     $ 1.08      3,778     $ 0.94
                                                        ======                ======                ======


Diluted:
   Weighted average shares
     outstanding .......................      5,186                 4,116                 3,778
   Effect of dilutive securities --
     options ...........................        206                   193                    86
                                             ------                ------                ------

   Total ...............................      5,392     $ 1.20      4,309     $ 1.04      3,864     $ 0.92
                                             ======     ======     ======     ======     ======     ======



          RECENTLY ISSUED ACCOUNTING STANDARDS -- Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" requires that all components of comprehensive income and total comprehensive income be reported on one of the following: (1) the statement of income, (2) the statement of shareholders' equity, or (3) a separate statement of comprehensive income. Comprehensive income is comprised of net income and all changes to shareholders' equity, except those due to investments by owners (changes in paid-in capital) and distributions to owners (dividends). The Company adopted this statement effective January 1, 1998 and has elected to report comprehensive income in the consolidated statements of shareholders' equity.

                   PROSPERITY BANCSHARES, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

         Other comprehensive income consists of unrealized gains and losses on available for sale securities. For the year ended December 31, 1999 and 1998, the change in net unrealized loss on available for sale securities is reported in the consolidated statement of shareholders' equity.

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

2. ACQUISITIONS

     Effective October 1, 1999, the Company acquired all of the outstanding shares of South Texas Bancshares. In connection with the acquisition, The Commercial National Bank of Beeville, a wholly-owned subsidiary of South Texas Bancshares, was merged into the Bank. The Company purchased $33.7 million in loans, $126.5 million in deposits, and $2.7 in real property and fixed assets in connection with this acquisition.

     In connection with the purchase, the Company paid a cash premium of approximately $10.3 million. This premium was recorded as goodwill and will be amortized on a straight-line basis over 25 years. The acquisition was partially financed with proceeds from the 1997 common stock issuance (see Note 17).

     The acquisition was accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of the acquired bank were recorded at their fair values at the acquisition date.

     The following summarized proforma information assumes the South Texas Bancshares acquisition had occurred on January 1, 1998:

                                                          Year Ended December 31,
                                                    -----------------------------------
                                                      1999                       1998
                                                    --------                   --------
                                                 (Dollars in thousands, except per share data)

            Net interest income ...............     $ 22,022                   $ 18,317
            Net earnings ......................        7,418                      6,012
            Earnings per share (diluted) ......         1.38                       1.40

     Effective October 1, 1998, the Company purchased $21.5 million in loans, $66.1 million in deposits, and $292,000 in real property and fixed assets from Union State Bank in East Bernard, Texas.

     In connection with the purchase, the Company paid a cash premium of approximately $4.3 million. This premium was recorded as goodwill and will be amortized on a straight-line basis over 25 years. The acquisition was partially financed with proceeds from the 1997 common stock issuance (see Note 17).

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

     In connection with the purchase, the Company paid a cash premium of approximately $1,990,000. This premium was recorded as goodwill and is being amortized on a straight-line basis over 15 years. The acquisition was partially financed with proceeds from the 1997 common stock issuance (see Note 17).

     The acquisition was accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of the acquired branch were recorded at their fair values at the acquisition date.

3. CASH AND DUE FROM BANKS

         The Bank is required by the Federal Reserve Bank to maintain average reserve balances. "Cash and due from banks" in the consolidated balance sheets includes amounts so restricted of approximately $5,487,000 and $5,399,000 at December 31, 1999 and 1998.

4. SECURITIES

         The amortized cost and fair value of debt securities are as follows:

                                                                  December 31, 1999
                                            -------------------------------------------------------------

                                                           Gross         Gross
                                            Amortized    Unrealized    Unrealized     Fair       Carrying
                                               Cost        Gains         Losses       Value       Value
                                            ---------    ----------    ----------   --------     --------
                                                                (Dollars in thousands)
AVAILABLE FOR SALE
U.S. Treasury securities and
   obligations of U.S. government
   agencies ............................     $151,399     $     61     $  3,165     $148,295     $148,295
70% non-taxable preferred stock ........        4,049           --           49        4,000        4,000
States and political subdivisions ......       12,235           64            2       12,297       12,297
Collateralized mortgage obligations ....       11,729          261           63       11,927       11,927
Mortgage-backed securities .............       49,438           47        1,222       48,263       48,263
                                             --------     --------     --------     --------     --------

Total ..................................     $228,850     $    433     $  4,501     $224,782     $224,782
                                             ========     ========     ========     ========     ========

HELD TO MATURITY
U.S. Treasury securities and
   obligations of U.S. government
   agencies ............................     $ 31,039     $     22     $    253     $ 30,808     $ 31,039
States and political subdivisions ......       17,086           52          155       16,983       17,086
Collateralized mortgage obligations ....          538           --            2          536          538
Mortgage-backed securities .............       39,226           22          391       38,857       39,226
                                             --------     --------     --------     --------     --------

Total ..................................     $ 87,889     $     96     $    801     $ 87,184     $ 87,889
                                             ========     ========     ========     ========     ========

                   PROSPERITY BANCSHARES, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

                                                                  December 31, 1998
                                            -------------------------------------------------------------

                                                           Gross         Gross
                                            Amortized    Unrealized    Unrealized     Fair       Carrying
                                               Cost        Gains         Losses       Value       Value
                                            ---------    ----------    ----------   --------     --------
                                                                (Dollars in thousands)
AVAILABLE FOR SALE
U.S. Treasury securities and
   obligations of U.S. government
   agencies ............................     $ 67,864     $    285     $     58     $ 68,091     $ 68,091
States and political subdivisions ......        4,026          239        4,265        4,265
Collateralized mortgage obligations ....       10,832          166           26       10,972       10,972
Mortgage-backed securities .............       30,578           98          176       30,500       30,500
                                             --------     --------     --------     --------     --------

Total ..................................     $113,300     $    788     $    260     $113,828     $113,828
                                             ========     ========     ========     ========     ========

HELD TO MATURITY
U.S. Treasury securities and
   obligations of U.S. government
   agencies ............................     $ 60,739     $    572     $      2     $ 61,309     $ 60,739
States and political subdivisions ......       15,022          376            3       15,395       15,022
Collateralized mortgage
   obligations .........................        2,081            3        2,078        2,081
Mortgage-backed securities .............       36,074          265          100       36,239       36,074
                                             --------     --------     --------     --------     --------

Total ..................................     $113,916     $  1,213     $    108     $115,021     $113,916
                                             ========     ========     ========     ========     ========


         The amortized cost and fair value of debt securities at December 31, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                               December 31, 1999
                                              ------------------------------------------------------
                                                 Held to Maturity              Available for Sale
                                              ------------------------      ------------------------
                                              Amortized         Fair        Amortized         Fair
                                                 Cost           Value          Cost           Value
                                              ---------       --------      ---------       --------
                                                                             (Dollars in thousands)

Due in one year or less ................       $  7,139       $  7,142       $  7,520       $  7,510
Due after one year through five
   years ...............................         37,677         37,381        114,595        112,734
Due after five years through ten
   years ...............................          3,308          3,268         32,958         31,771
Due after ten years ....................             --             --         12,612         12,576
                                               --------       --------       --------       --------
Subtotal ...............................         48,124         47,791        167,685        164,591
Mortgage-backed securities and
   collateralized mortgage
   obligations .........................         39,765         39,393         61,165         60,191
                                               --------       --------       --------       --------

Total ..................................       $ 87,889       $ 87,184       $228,850       $224,782
                                               ========       ========       ========       ========

         There were no sales of held to maturity or available for sale investments in debt securities during 1999, 1998 and 1997.

         The Company does not own securities of any one issuer (other than the U.S. government and its agencies) for which aggregate adjusted cost exceeds 10% of the consolidated shareholders' equity at December 31, 1999 and December 31, 1998. Securities with amortized costs of approximately $89,803,569 and $68,245,999 and a fair value of approximately $88,204,172 and $68,698,655 at December 31, 1999 and 1998, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

                   PROSPERITY BANCSHARES, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

5. LOANS

         The loan portfolio consists of various types of loans made principally to borrowers located in Southeast Texas and is classified by major type as follows (rounded):

                                                                          December 31,
                                                            -------------------------------------
                                                               1999                       1998
                                                            -----------               -----------
                                                                     (Dollars in thousands)

Commercial and industrial............................       $    28,279               $    16,972
Real estate:
   Construction and land
        development..................................             4,015                     1,727
   I-4 family residential............................            97,359                    80,062
   Home equity.......................................            11,343                     8,077
   Commercial mortgages..............................            38,752                    22,240
   Farmland..........................................             7,404                     6,148
   Multi-family residential..........................             1,837                     1,090
Agriculture..........................................            12,735                    14,107
Consumer.............................................            22,020                    20,711
                                                            -----------               -----------
Total................................................           223,744                   171,134
Less unearned discount...............................               239                       656
                                                            -----------               -----------

Total................................................       $   223,505               $   170,478
                                                            ===========               ===========

The contractual maturity ranges of the commercial and industrial and construction and land development portfolios and the amount of such loans with predetermined interest rates and floating rates in each maturity range are summarized in the following table:

                                                                 December 31, 1999
                                               -----------------------------------------------------

                                                             After One
                                               One Year       Through       After Five
                                               or Less       Five Years       Years          Total
                                               --------      ----------     ----------      --------
                                                               (Dollars in thousands)

Commercial and industrial ..............       $ 16,397       $  6,548       $  5,334       $ 28,279
Construction and land development ......          3,956             34             25          4,015
                                               --------       --------       --------       --------
              Total ....................       $ 20,353       $  6,582       $  5,359       $ 32,294
                                               ========       ========       ========       ========
Loans with a predetermined interest
   rate ................................       $  8,218       $  3,428       $  2,245       $ 13,891
Loans with a floating interest
   rate ................................         12,135          3,154          3,114         18,403
                                               --------       --------       --------       --------

Total ..................................       $ 20,353       $  6,582       $  5,359       $ 32,294
                                               ========       ========       ========       ========

         As discussed in Note 1, the Bank adopted SFAS No. 114 and 118 effective January 1, 1995. Adoption of these statements had no impact on the Company's financial statements including the level of the allowance for credit losses. Instead, it resulted only in a reallocation of the existing allowance for credit losses.

         As of December 31, 1999 and 1998, loans outstanding to directors, officers and their affiliates were approximately $5,248,000 and $2,283,000, respectively. In the opinion of management, all transactions entered into between the Company and such related parties have been, and are, in the ordinary course of business, made on the same terms and conditions as similar transactions with unaffiliated persons.

                   PROSPERITY BANCSHARES, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

         An analysis of activity with respect to these related-party loans is as follows:

                                                                    Year Ended December 31,
                                                              -----------------------------------
                                                                1999                       1998
                                                              ---------                 ---------
                                                                     (Dollars in thousands)

Beginning balance..................................           $   2,283                 $   2,469
New loans and reclassified related loans...........               4,356                     2,061
Repayments.........................................              (1,391)                   (2,247)
                                                              ---------                 ---------

Ending balance.....................................           $   5,248                 $   2,283
                                                              =========                 =========


6. NONPERFORMING LOANS AND PAST DUE LOANS

         The Company had no nonaccrual loans, no 90 days or more past due loans, and no restructured loans at December 31, 1999, The Company had $5,000 in nonaccrual loans and no 90 days or more past due or restructured loans at December 31, 1998.

7. ALLOWANCE FOR CREDIT LOSSES

         An analysis of activity in the allowance for credit losses is as follows:

                                                                      Year Ended December 31,
                                                             ----------------------------------------
                                                               1999            1998            1997
                                                             --------        --------        --------
                                                                      (Dollars in thousands)

Balance at beginning of year .........................       $  1,850        $  1,016        $    923
       Balance acquired with South Texas Bancshares
         and Union Acquisitions, respectively ........            566             661              --
       Addition -- provision charged to
         operations ..................................            280             239             190
       Net (charge-offs) and recoveries:
             Loans charged off .......................           (111)            (81)           (130)
             Loan recoveries .........................            168              15              33
                                                             --------        --------        --------

Total net recoveries (charge-offs) ...................             57             (66)            (97)
                                                             --------        --------        --------

Balance at end of period .............................       $  2,753        $  1,850        $  1,016
                                                             ========        ========        ========

                   PROSPERITY BANCSHARES, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

8. PREMISES AND EQUIPMENT

         Premises and equipment are summarized as follows:

                                                      Year Ended
                                                     December 31,
                                               -----------------------
                                                 1999           1998
                                               --------       --------
                                                (Dollars in thousands)

Land ...................................       $  1,282       $  1,024
Buildings ..............................          8,874          5,706
Furniture, fixtures and equipment ......          3,482          2,551
Construction in progress ...............              6             32
                                               --------       --------
Total ..................................         13,644          9,313
Less accumulated depreciation ..........          3,893          3,208
                                               --------       --------
Premises and equipment, net ............       $  9,751       $  6,105
                                               ========       ========

9. DEPOSITS

         Included in interest-bearing deposits are certificates of deposit in amounts of $100,000 or more. These certificates and their remaining maturities at December 31, 1999 were as follows:

                                                                            December 31,1999
                                                                            ----------------
                                                                         (Dollars in thousands)
Three months or less......................................                      $ 25,163
Greater than three through six months.....................                        11,564
Greater than six through twelve months....................                        17,849
Thereafter................................................                         5,373
                                                                                --------

Total.....................................................                      $ 59,949
                                                                                ========

         Interest expense for certificates of deposit in excess of $100,000 was approximately $2,153,000, $1,492,000, and $1,264,000, for the years ended
December 31, 1999, 1998 and 1997, respectively.

         The Company has no brokered deposits and there are no major concentrations of deposits.

10. NOTE PAYABLE AND OTHER BORROWINGS

         NOTE PAYABLE -- During December 1997, Bancshares entered into an agreement with a bank to borrow up to $8,000,000 under a reducing, revolving line of credit (the "Line"). The purpose of the Line is to provide funding for potential acquisitions in the future. The maximum amount available under the Line is reduced by $1,142,857 each year beginning December 1998 with all amounts due and payable on December 31, 2004. The Line bears interest, payable quarterly, at the Federal Funds Rate plus 2.75%. The Line is collateralized by 100% of the issued and outstanding common shares of Holdings and the Bank. At December 31, 1999 and 1998, Bancshares had no outstanding borrowings under the Line. During 1997, Bancshares paid off the outstanding balance under a similar agreement (the "Old Line") with a bank.

         OTHER BORROWINGS - At December 31, 1999, Federal Home Loan Bank ("FHLB") advances totaled $5,700,000 with a floating interest rate of 5.30%. At December 31, 1998, FHLB advances totaled $2,435,000 with a floating interest rate of 5.55%. The advances under the FHLB line of credit are secured by a blanket pledge of the Bank's one-to-four family mortgages.

                   PROSPERITY BANCSHARES, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

         FEDERAL FUNDS PURCHASED - At December 31, 1999, the Company had $10,000,000 in federal funds purchased compared with no federal funds purchased at December 31, 1998.

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

         The following is a summary of the various financial instruments entered into by the Company:

                                                                     December 31,
                                                              --------------------------
                                                                1999              1998
                                                              ---------         --------
                                                                 (Dollars in thousands)
Financial instruments whose contract
     amounts represent credit risk:
        Commitments to extend credit..................        $  27,007         $ 19,698
        Standby letters of credit.....................              445              233

         At December 31, 1999, approximately $10.3 million of commitments to extend credit have fixed rates ranging from 4.75% to 15.00%. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts disclosed above do not necessarily represent future cash requirements.

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

                   PROSPERITY BANCSHARES, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

13. INCOME TAXES

         The components of the provision for federal income taxes are as follows:

                                                            Year Ended December 31,
                                                   ----------------------------------------
                                                     1999            1998            1997
                                                   --------        --------        --------
                                                            (Dollars in thousands)

Current ....................................       $  3,097        $  2,106        $  1,634
Deferred ...................................            (89)            (77)            (48)
                                                   --------        --------        --------

Total ......................................       $  3,008        $  2,029        $  1,586
                                                   ========        ========        ========

         The provision for federal income taxes differs from the amount computed by applying the federal income tax statutory rate on income as follows:

                                                            Year Ended December 31,
                                                   ----------------------------------------
                                                     1999            1998            1997
                                                   --------        --------        --------
                                                            (Dollars in thousands)

Taxes calculated at statutory rate .........       $  3,224        $  2,206        $  1,750
Increase (decrease) resulting from:
        Tax-exempt interest ................           (359)           (275)           (251)
        Amortization of goodwill ...........            138              54              57
        Other, net .........................              5              44              30
                                                   --------        --------        --------

Total ......................................       $  3,008        $  2,029        $  1,586
                                                   ========        ========        ========

         Deferred tax assets and liabilities are as follows:

                                                                     December 31,
                                                               ------------------------
                                                                 1999            1998
                                                               --------        --------
                                                                (Dollars in thousands)
Deferred tax assets -
        Allowance for credit losses ....................       $     --        $    284
        Unrealized loss on available for
        sale securities ................................          1,383              --
        Other ..........................................              4               4
                                                               --------        --------
Total deferred tax assets ..............................          1,387             288
                                                               --------        --------

Deferred tax liabilities:
        Allowance for credit losses ....................       $   (363)       $     --
        Accretion on investments .......................           (249)           (206)
        Bank premises and equipment ....................         (1,145)           (192)
        Unrealized gain on available for sale
           securities ..................................             --            (179)
                                                               --------        --------
Total deferred tax liabilities .........................         (1,757)           (577)
                                                               --------        --------

Net deferred tax liabilities ...........................       $   (370)       $   (289)
                                                               ========        ========

14. STOCK INCENTIVE PROGRAM

         During 1995 the Company's Board of Directors approved a stock option plan (the "Plan") for executive officers and key associates to purchase common stock of Bancshares. On May 31, 1995, the Company granted 260,000 options, after stock split, (see

                   PROSPERITY BANCSHARES, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

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

                                                                           Year Ended December 31,
                                                 --------------------------------------------------------------------------
                                                          1999                     1998                       1997
                                                 ----------------------     ---------------------     ---------------------

                                                              Weighted-                 Weighted-                 Weighted-
                                                  Number       Average      Number       Average      Number       Average
                                                   of          Exercise       of         Exercise       of         Exercise
                                                 Options        Price       Options       Price       Options       Price
                                                 --------     ---------     --------    ---------     --------    ---------

Options outstanding, beginning of period ...      320,000      $   4.71      260,000     $   4.40      260,000     $   4.40
Options granted ............................       12,000         12.75       60,000         6.25           --           --
Options exercised ..........................      (22,500)         4.40           --           --           --           --
                                                 --------      --------     --------     --------     --------     --------

Options outstanding, end of period .........      309,500      $   4.96      320,000     $   4.71      260,000     $   4.40
                                                 ========      ========     ========     ========     ========     ========


         At December 31, 1999, there were 22,900 options exercisable under the Plan. During 1999, 22,500 options were exercised.

         On May 4, 1999, the Company granted 12,000 options under the Plan. The options were granted at an exercise price of $12.75. Compensation expense was not recorded for the stock options because the exercise price approximated the fair value of common stock at the date of grant.

         On February 10, 1998, the Company granted 60,000 options under the Plan. The options were granted at an exercise price of $6.25 (after stock split). Compensation expense was not recorded for the stock options because the exercise price approximated the fair value of common stock at the date of grant.

         The weighted-average fair value of the stock options on the grant date was $0.39, $0.81, and $2.85 in 1995, 1998 and 1999 respectively. The weighted-average remaining contractual life of options outstanding as of December 31, 1999 was 5.42, 8.17, and 9.42 years for 1995, 1998, and 1999 respectively. The fair value of each stock options was estimated using an option-pricing model with the following assumptions: (1) 1995 options-risk-free interest rate of 6.49%; dividend yield of 4.54%; and an expected life of 6.5 years (2) 1998 options-risk-free interest rate of 5.87%; dividend yield of 3.20%; and an expected life of 6.5 years (3) 1999 options- risk-free interest rate of 5.765%; dividend yield of 1.57%; and an expected life of 4.5 years.

         If compensation expense had been recorded based on the fair value at the grant date for awards consistent with SFAS No. 123, the Company's net income would have been $6,461,344, $4,449,936, and $ 3,555,480 for the years ended December 31, 1999, 1998 and 1997, respectively. Diluted earnings per share would have been $1.20, $1.03 and $0.92 for the years ended December 31, 1999, 1998 and 1997, respectively.

15. PROFIT SHARING PLAN

         The Company has adopted a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code whereby participants may contribute up to 15% of their compensation. Matching contributions are made at the discretion of the Company. Such matching contributions were approximately $184,000, $112,000, and $87,000, for the years ended December 31, 1999, 1998 and 1997, respectively.

                   PROSPERITY BANCSHARES, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

16. COMMITMENTS

Leases -- A summary of noncancelable future operating lease commitments as of December 31, 1999 follows:

         2000............................................      $    222,492
         2001............................................           222,492
         2002............................................           223,398
         2003............................................           224,304
         2004............................................           224,304
                                                               ------------
         Total...........................................      $  1,116,990
                                                               ============

         It is expected that in the normal course of business, expiring leases will be renewed or replaced by leases on other property or equipment.

         Rent expense under all noncancelable operating lease obligations aggregated approximately $226,000 for the year ended 1999, $193,000 for the year ended December 31, 1998 and $191,000 for the year ended December 31, 1997.

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

         Dividends paid by Bancshares and the Bank are subject to restrictions by certain regulatory agencies. There was an aggregate of approximately $11.8 million and $11.9 million available for payment of dividends by Bancshares and by the Bank to Bancshares, respectively, at December 31, 1999 under these restrictions. Dividends paid by Bancshares during the years ended December 31, 1999 and 1998 were $1.0 million and $1.1 million, respectively. There were no dividends paid by the Bank to Bancshares during the year ended 1999. Dividends paid by the Bank to Bancshares during the year ended December 31, 1998 was $995,000.

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

         To meet the capital adequacy requirements, the Company and the Bank must maintain minimum capital amounts and ratios

                   PROSPERITY BANCSHARES, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

as defined in the regulations. Management believes, as of December 31, 1999 and 1998, that the Company and the Bank met all capital adequacy requirements to which they are subject.

         At December 31, 1999, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There have been no conditions or events since that notification which management believes have changed the Bank's category.

         The following is a summary of the Company's and the Bank's capital ratios at December 31, 1999 and 1998 (in thousands):

                                                                                                              To Be Well
                                                                                                           Capitalized Under
                                                                                 For Capital               Prompt Corrective
                                                         Actual               Adequacy Purposes            Action Provisions
                                                  --------------------       --------------------         ------------------

                                                  Amount         Ratio       Amount         Ratio         Amount       Ratio
                                                  ------         -----       ------         -----         ------       -----
CONSOLIDATED:0
AS OF DECEMBER 31, 1999:
     Total Capital
       (to Risk Weighted Assets) ...........     $ 41,473        16.71%     $ 19,855          8.0%          N/A          N/A
     Tier I Capital
       (to Risk Weighted Assets) ...........     $ 35,627        14.35%     $  9,927          4.0%          N/A          N/A
     Tier I Capital
       (to Average Assets) .................     $ 35,627         6.28%     $ 17,011          3.0%          N/A          N/A
AS OF DECEMBER 31, 1998:
     Total Capital
       (to Risk Weighted Assets) ...........     $ 33,248        19.08%     $ 13,937          8.0%          N/A          N/A
     Tier I Capital
       (to Risk Weighted Assets) ...........     $ 31,398        18.02%     $  6,969          4.0%          N/A          N/A
     Tier I Capital
       (to Average Assets) .................     $ 31,398         7.58%     $ 12,422          3.0%          N/A          N/A

                                                                                                              To Be Well
                                                                                                           Capitalized Under
                                                                                 For Capital               Prompt Corrective
                                                         Actual               Adequacy Purposes            Action Provisions
                                                  --------------------       --------------------         ------------------

                                                  Amount         Ratio       Amount         Ratio         Amount       Ratio
                                                  ------         -----       ------         -----         ------       -----
BANK ONLY:
AS OF DECEMBER 31, 1999:
     Total Capital
       (to Risk Weighted Assets) ...........     $ 38,391        15.48%     $ 19,836          8.0%     $ 24,796         10.0%
     Tier I Capital
       (to Risk Weighted Assets) ...........     $ 35,637        14.37%     $  9,918          4.0%     $ 14,877          6.0%
     Tier I Capital
       (to Average Assets) .................     $ 35,637         6.29%     $ 17,004          3.0%     $ 28,341          5.0%
AS OF DECEMBER 31, 1998:
     Total Capital
       (to Risk Weighted Assets) ...........     $ 22,516        12.93%     $ 13,934          8.0%     $ 17,417         10.0%
     Tier I Capital
       (to Risk Weighted Assets) ...........     $ 20,666        11.87%     $  6,967          4.0%     $ 10,450          6.0%
     Tier I Capital
       (to Average Assets) .................     $ 20,666         4.99%     $ 12,419          3.0%     $ 20,698          5.0%


19. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

         Disclosures of the estimated fair value amounts of financial instruments have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in

                   PROSPERITY BANCSHARES, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

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

         The estimated fair values of the Company's interest-earning financial instruments are as follows (in thousands):

                                                                                       December 31,
                                                              -----------------------------------------------------------
                                                                         1999                              1998
                                                              --------------------------       --------------------------
                                                               Carrying         Fair            Carrying         Fair
                                                                Amount          Value            Amount          Value
                                                              -----------    -----------       -----------    -----------
Financial assets:
        Cash and due from banks......................         $    20,658    $    20,658       $    18,243    $    18,243
        Federal funds sold and other temporary
          investments................................              16,100         16,100                --             --
        Interest-bearing deposits in
          financial institutions.....................                  --             --                99             99
        Held to maturity securities..................              87,889         87,184           113,916        115,021
        Available for sale securities................             224,782        224,782           113,828        113,828
        Loans........................................             223,505        236,306           170,478        186,874
        Less allowance for credit losses.............              (2,753)        (2,753)           (1,850)        (1,850)
                                                              -----------    -----------       -----------    -----------
Total................................................         $   570,181    $   582,277       $   414,714    $   432,215
                                                              ===========    ===========       ===========    ===========
Financial liabilities:
        Deposits.....................................         $   534,756    $   535,106       $   390,659    $   391,590
        Federal funds purchased and other
         borrowings..................................              15,700         15,700             2,437          2,437
                                                              -----------    -----------       -----------    -----------
Total................................................         $   550,456    $   550,806       $   393,096    $   394,027
                                                              ===========    ===========       ===========    ===========

         The differences in fair value and carrying value of commitments to extend credit and standby letters of credit were not material at December 31, 1999 and 1998.

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

20. TRUST PREFERRED SECURITIES

         In November 1999, the Company formed Prosperity Capital Trust I, a trust formed under the laws of the State of Delaware (the "Trust"). The Trust issued $12.0 million of 9.60% Trust Preferred Securities and invested the proceeds thereof in the 9.60% Junior Subordinated Deferrable Interest Debentures (the "Junior Subordinated Debentures") issued by the Company. The Junior Subordinated Debentures will mature on November 17, 2029, which date may be shortened to a date not earlier than November 17, 2004, if certain conditions are met (including the Company having received prior approval of the Federal Reserve and any other required regulatory approvals). The Trust Preferred Securities will be subject to mandatory redemption if the Junior Subordinated Debentures are repaid by the Company. The Junior Subordinated Debentures may be prepaid if certain events occur, including a change in the tax status or regulatory capital treatment of the Trust Preferred Securities. In each case, redemption will be made at par, plus the accrued and unpaid distributions thereon through the redemption date.

21. PARENT COMPANY ONLY FINANCIAL STATEMENTS

                           PROSPERITY BANCSHARES, INC.
                              (PARENT COMPANY ONLY)
                                 BALANCE SHEETS

                                                                              December 31,
                                                                  ---------------------------------
                                                                     1999                    1998
                                                                  ---------               ---------
                                                                        (Dollars in thousands)
                      ASSETS
Cash.................................................             $   2,993               $  10,688
Investment in subsidiaries...........................                47,268                  25,323
Investment in Prosperity Capital Trust I.............                   380                      --
Goodwill, net........................................                 4,914                   5,380
Other assets.........................................                   233                      49
                                                                  ---------               ---------
TOTAL................................................             $  55,788               $  41,440
                                                                  =========               =========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
     Accrued interest payable and other liabilities..             $     142               $       5
     Junior subordinated debentures..................                12,380                      --
                                                                  ---------               ---------
           Total liabilities.........................                12,522                       5
                                                                  ---------               ---------

SHAREHOLDERS' EQUITY:
     Common stock....................................                 5,199                   5,176
     Capital surplus.................................                15,880                  16,477
     Retained earnings...............................                24,889                  19,452
     Unrealized losses on available
       for sale securities, net of tax...............                (2,684)                    348
     Less treasury stock, at cost (3,576 shares at
       December 31, 1999 and 1998, respectively).....                   (18)                    (18)
                                                                  ---------               ---------
           Total shareholders'  equity...............                43,266                  41,435
                                                                  ---------               ---------

TOTAL................................................             $  55,788               $  41,440
                                                                  =========               =========

                   PROSPERITY BANCSHARES, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

                           PROSPERITY BANCSHARES, INC.
                              (PARENT COMPANY ONLY)
                              STATEMENTS OF INCOME


                                                                For the Years Ended December 31,
                                                      ----------------------------------------------------
                                                         1999                 1998                1997
                                                      ----------           -----------         -----------
                                                                    (Dollars in thousands)


OPERATING INCOME:
      Dividends from subsidiaries..........          $        --           $       995         $     2,922
OPERATING EXPENSE:
      Interest expense.....................                   --                    24                 120
      Amortization of goodwill.............                  466                   463                 392
      Minority expense trust preferred
        securities.........................                  142                    --                  --
      Other expenses.......................                   72                    69                  66
                                                      ----------           -----------         -----------

            Total operating expense........                  680                   556                 578
                                                      ----------           -----------         -----------

INCOME BEFORE INCOME TAX BENEFIT AND
   EQUITY IN UNDISTRIBUTED EARNINGS OF
   SUBSIDIARIES............................                 (680)                  439               2,344
FEDERAL INCOME TAX BENEFIT.................                  178                   136                 137
                                                      ----------           -----------         -----------

INCOME BEFORE EQUITY IN UNDISTRIBUTED
   EARNINGS OF SUBSIDIARIES................                 (502)                  575               2,481
EQUITY IN UNDISTRIBUTED EARNINGS OF
   SUBSIDIARIES...........................                 6,976                 3,885               1,081
                                                      ----------           -----------         -----------

NET INCOME.................................           $    6,474           $     4,460          $    3,562
                                                      ==========           ===========          ==========

                   PROSPERITY BANCSHARES, INC. AND SUBSIDIARY
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

                           PROSPERITY BANCSHARES, INC.
                              (PARENT COMPANY ONLY)
                            STATEMENTS OF CASH FLOWS


                                                                 For the Years Ended December 31,
                                                               ------------------------------------
                                                                 1999          1998          1997
                                                               --------      --------      --------
                                                                       (Dollars in thousands)


CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ............................................     $  6,474      $  4,460      $  3,562
   Adjustments to reconcile net income
     to net cash provided by operating activities:
     Equity in undistributed earnings
       of subsidiaries ...................................       (6,976)       (3,885)       (1,081)
     Amortization of goodwill ............................          466           463           392
     (Increase) in other assets ..........................         (183)          (38)           (6)
     Accrued interest payable ............................          142            --            --
     (Decrease) increase in other liabilities ............           (6)           --             4
                                                               --------      --------      --------

         Total adjustments ...............................       (6,557)       (3,460)         (691)
                                                               --------      --------      --------

         Net cash flows (used in) provided
              by operating activities ....................          (83)        1,000         2,871
                                                               --------      --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Premiums paid for branch acquisitions .................           --          (250)       (1,990)
    Capital contribution to subsidiary ...................         (380)       (2,000)           --
                                                               --------      --------      --------

         Net cash flows used in
              investing activities .......................         (380)       (2,250)       (1,990)
                                                               --------      --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of line of credit ...........................           --        (2,000)       (3,267)
   Proceeds from line of credit ..........................           --         2,000            --
   Issuance of common stock ..............................           99        12,842         3,000
   Initial public offering costs .........................         (113)
   Trust preferred securities issuance cost ..............         (560)
   Payments of cash dividends ............................       (1,037)       (1,057)         (574)
   Transfer to Bank ......................................      (18,000)
   Proceeds from issuance of junior
       subordinated debentures ...........................       12,380            --            --
   Sale of treasury stock ................................           --            --             1
                                                               --------      --------      --------

         Net cash flows (used in) provided
              by financing activities ....................       (7,612)       11,785          (840)
                                                               --------      --------      --------

NET (DECREASE) INCREASE IN CASH
   AND CASH EQUIVALENTS ..................................       (7,695)       10,535            41
CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD .............................................       10,688           153           112
                                                               --------      --------      --------

CASH AND CASH EQUIVALENTS, END OF
   PERIOD ................................................     $  2,993      $ 10,688      $    153
                                                               ========      ========      ========

                                 EXHIBIT INDEX

        EXHIBIT
        NUMBER                     DESCRIPTION
        -------                    -----------

          2.1       -    Agreement and Plan of Reorganization by and between the
                         Company and South Texas Bancshares, Inc. dated June 17,
                         1999 (incorporated herein by reference to Exhibit 2.1
                         to the Company's Form 10-Q for the quarter ended June
                         30, 1999).

          2.2       -    Agreement and Plan of Reorganization dated June 5, 1998
                         by and among the Company, First Prosperity Bank and
                         Union State Bank (incorporated herein by reference to
                         Exhibit 10.4 to the Company's Registration Statement on
                         Form S-1 (Registration No. 333-63267) (the
                         "Registration Statement")).

          3.1       -    Amended and Restated Articles of Incorporation of the
                         Company (incorporated herein by reference to Exhibit
                         3.1 to the Registration Statement.

          3.2       -    Amended and Restated Bylaws of the Company
                         (incorporated herein by reference to Exhibit 3.2 to the
                         Registration Statement).

          4.1       -    Specimen form of certificate evidencing the Common
                         Stock (incorporated herein by reference to Exhibit 4 to
                         the Registration Statement).

          4.2       -    Form of Indenture by and between the Company and First
                         Union Trust Company, N.A. (incorporated herein by
                         reference to Exhibit 4.1 of the Company's Registration
                         Statement on Form S-1 (Registration No. 333-89481)).

          4.3       -    Form of Subordinated Debenture (included as an exhibit
                         to Exhibit 4.2).

          4.4       -    Form of Trust Preferred Securities Guarantee Agreement
                         by and between the Company and First Union Trust
                         Company, N.A. (incorporated herein by reference to
                         Exhibit 4.7 of the Company's Registration Statement of
                         Form S-1 (Registration No. 333-89481)).

          10.1      -    Prosperity Bancshares, Inc. 1995 Stock Option Plan
                         (incorporated herein by reference to Exhibit 10.1 to
                         the Registration Statement).

          10.2      -    Prosperity Bancshares, Inc. 1998 Stock Incentive Plan
                         (incorporated herein by reference to Exhibit 10.2 to
                         the Registration Statement).

          10.3      -    Employment Agreements (incorporated herein by reference
                         to Exhibit 10.3 to the Registration Statement).

          10.5      -    Loan Agreement dated December 27, 1997 between the
                         Company and Norwest Bank Minnesota, National
                         Association (incorporated herein by reference to
                         Exhibit 10.5 to the Registration Statement).

          21*       -    Subsidiaries of Prosperity Bancshares, Inc.

          23.1*     -    Consent of Deloitte & Touche LLP.

          27*       -    Financial Data Schedule.