Form 10-Q
period 2000-03-31
PROSPERITY BANCSHARES INC
filed 2000-05-15
CIK 1068851

                                   FORM 10-Q
                                 UNITED STATES
(Mark One)                         SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

      [x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes _x___        No____

As of May 1, 2000, there were 5,217,825 shares of the registrant's Common Stock, par value $1.00 per share, outstanding.

PROSPERITY BANCSHARES, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION                                                                   Page
Item 1.  Financial Statements...................................................................... 3
           Consolidated Balance Sheets as of March 31, 2000 (unaudited ) and
                   December 31,1999................................................................ 3
           Consolidated Statements of Income for the Three Months
                   Ended March 31, 2000 and 1999 (unaudited)....................................... 4
           Consolidated Statements of Shareholders' Equity for the Year Ended December 31,
                  1999 and for the Three Months Ended March 31, 2000 (unaudited)................... 5
           Consolidated Statements of Cash Flows for the Three Months Ended March
                  31, 2000 and 1999 (unaudited).................................................... 6
           Notes to Consolidated Financial Statements.............................................. 7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
                  Operations....................................................................... 8
Item 3.  Quantitative and Qualitative Disclosures about Market Risk................................16

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.........................................................................17
Item 2.  Changes in Securities and Use of Proceeds.................................................17
Item 3.  Defaults upon Senior Securities...........................................................17
Item 4.  Submission of Matters to a Vote of Security Holders.......................................17
Item 5.  Other Information.........................................................................17
Item 6.  Exhibits and Reports on Form 8-K..........................................................17
Signatures.........................................................................................17

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                  PROSPERITY BANCSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                          March 31,                 December 31,
                                                                            2000                         1999
                                                                         ----------                   ---------
                                                                         (unaudited)
                                                                        (Dollars in thousands, except share data)
                           ASSETS
Cash and due from banks .......................................         $    15,896                   $  20,658
Federal Funds sold.............................................               1,509                      16,100
                                                                         ----------                   ---------
      Total cash and cash equivalents..........................              17,405                      36,758
Available for sale securities, at fair value (amoritized cost
     of $238,766 (unaudited) and $228,850, respectively).......             233,025                     224,782
Held to maturity securities, at cost (fair value of $85,033
    (unaudited) and $115,021, respectively)....................              86,213                      87,889
Loans..........................................................             225,498                     223,505
Less allowance for credit losses...............................              (2,851)                     (2,753)
                                                                         ----------                   ---------
                Loans, net.....................................             222,647                     220,752
Accrued interest receivable....................................               5,436                       5,013
Goodwill (net of accumulated amortization of $4,056
    (unaudited) and $3,792, respectively)......................              18,966                      19,229
Bank premises and equipment, net...............................               9,647                       9,751
Other assets...................................................               5,116                       4,499
                                                                          ---------                   ---------
TOTAL..........................................................            $598,455                    $608,673
                                                                          =========                   =========
    LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
    Deposits:
        Noninterest-bearing....................................         $   112,095                   $ 113,514
        Interest-bearing.......................................             418,761                     421,242
                                                                          ---------                   ---------
                Total deposits.................................             530,856                     534,756
    Federal funds purchased ...................................                  --                      10,000
    Other borrowings...........................................               8,145                       5,700
    Accrued interest payable...................................               1,467                       1,554
    Other liabilities..........................................               2,229                       1,397
                                                                          ---------                   ---------
                Total liabilities..............................             542,697                     553,407
COMPANY-OBLIGATED MANDATORILY
    REDEEMABLE TRUST PREFERREED SECURITIES
    OF SUBSIDIARY TRUST........................................              12,000                      12,000
SHAREHOLDERS' EQUITY:
    Common stock, $1 par value; 50,000,000 shares
        authorized; 5,221,401 (unaudited) and 5,198,901,
        shares issued at March 31, 2000 and December
        31, 1999, respectively; 5,217,825 (unaudited) and
        5,195,325 shares outstanding at March 31, 2000
        and December 31, 1998, respectively....................               5,221                       5,199
    Capital surplus............................................              15,957                      15,880
    Retained earnings..........................................              26,387                      24,889
    Accumulated other comprehensive income -- net unrealized
           gains on available for sale securities, net of tax
           benefit of $1,952 (unaudited) and $1,383,
           respectively........................................              (3,789)                     (2,684)

    Less   treasury stock, at cost, 3,576 shares at March 31,
           2000 (unaudited) and 3,576 shares at December 31,
        1999, respectively.....................................                 (18)                        (18)
                                                                          ---------                   ---------
                Total shareholders' equity.....................              43,758                      43,266
                                                                          ---------                   ---------
TOTAL..........................................................            $598,455                    $608,673
                                                                          =========                   =========

                See notes to consolidated financial statements.

                  PROSPERITY BANCSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                                 Three Months  Ended
                                                                     March 31,
                                                                --------------------
                                                              2000                1999
                                                          -----------          ----------
                                                   (Dollars in thousands, except per share data)
 INTEREST INCOME:
 Loans, including fees.........................           $     4,796          $    3,593
 Securities:
  Taxable......................................                 4,564               3,117
  Nontaxable...................................                   258                 235
  70% nontaxable preferred dividends...........                    67                  --
 Federal funds sold............................                    39                 300
                                                          -----------          ----------
  Total interest income........................                 9,724               7,245
                                                          -----------          ----------

 INTEREST EXPENSE:
   Deposits....................................                 4,110               3,106
   Note payable and federal funds
      purchased................................                     2                  --
   Other.......................................                    37                   5
                                                          -----------          ----------
      Total interest expense...................                 4,149               3,111
                                                          -----------          ----------

      NET INTEREST INCOME......................                 5,575               4,134
 PROVISION FOR CREDIT LOSSES...................                    75                  65
                                                          -----------          ----------
 NET INTEREST INCOME AFTER PROVISION
   FOR CREDIT LOSSES...........................                 5,500               4,069
                                                          -----------          ----------

 NONINTEREST INCOME:
   Customer service fees.......................                 1,055                 608
   Other.......................................                   193                  95
                                                          -----------          ----------
     Total noninterest income..................                 1,248                 703
                                                          -----------          ----------

 NONINTEREST EXPENSE:
   Salaries and employee benefits..............                 1,837               1,423
   Net occupancy expense.......................                   188                 204
   Data processing.............................                   289                 211
   Goodwill amortization.......................                   264                 161
   Depreciation expense........................                   234                  86
   Minority interest trust preferred securities                   287                  --
   Other.......................................                   870                 589
                                                          -----------          ----------
     Total noninterest expense.................                 3,969               2,674
                                                          -----------          ----------

 INCOME BEFORE INCOME TAXES....................                 2,779               2,098
 PROVISION FOR INCOME TAXES....................                   812                 664
                                                          -----------          ----------

 NET INCOME....................................           $     1,967          $    1,434
                                                          ===========          ==========

 EARNINGS PER SHARE
 Basic........................................            $     0.38           $     0.28
                                                          ===========          ==========

 Diluted.......................................           $      0.36          $     0.27
                                                          ===========          ==========

                See notes to consolidated financial statements.

                  PROSPERITY BANCSHARES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                              Accumulated
                                                                                                 Other
                                                                                             Comprehensive
                                                                                              Income -- Net
                                                   Common Stock                              Unrealized Gain
                                             ----------------------                          (Loss) on Avail-             Total
                                                                       Capital     Retained  able for Sale  Treasury   Shareholders'
                                                Shares      Amount     Surplus     Earnings    Securities    Stock        Equity
                                             -----------  ---------    -------     --------    ----------    -----      ------------
                                                               (Amounts in thousands, except share data)
BALANCE AT JANUARY 1, 1999..................   5,176,401  $   5,176   $ 16,477   $   19,452   $    348     $  (18)     $    41,435
  Net income ...............................                                          6,474                                  6,474
  Net change in unrealized gain (loss)
    on available for sale securities........                                                    (3,032)                     (3,032)
                                                                                                                        ------------
  Total comprehensive income................                                                                                 3,442
                                                                                                                        ------------
    Sale of common stock ...................      22,500         23         76                                                  99
  Trust preferred issuance costs............                              (560)                                               (560)
  Initial public offering costs.............                              (113)                                               (113)
  Cash dividends declared, $0.20
    per share...............................                                         (1,037)                                (1,037)
                                             -----------  ---------  ----------   ----------  ---------     -------     ------------
BALANCE AT DECEMBER 31, 1999................   5,198,901  $   5,199   $ 15,880   $   24,889  $  (2,684)    $  (18)     $    43,266

  Net income (unaudited)....................                                          1,967                                  1,967
  Net change in unrealized gain (loss) on
    available for sale securities(unaudited)                                                    (1,105)                     (1,105)
                                                                                                                        ------------
  Total comprehensive income (unaudited)....                                                                                   862
                                                                                                                        ------------
  Sale of common stock......................      22,500         22         77                                                  99
  Cash dividends declared, $.09
    per share (unaudited)...................                                          (469)                                   (469)
                                             -----------  ---------  ---------   ----------  ---------     -------     ------------

BALANCE AT MARCH 31, 2000
    (unaudited).............................   5,221,401  $   5,221  $  15,957   $   26,387  $  (3,789)    $  (18)     $    43,758
                                             ===========  =========  =========   ==========  =========     =======     ============

                 See notes to consolidated financial statements

                  PROSPERITY BANCSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

                                                                   Three Months Ended
                                                                       March 31,
                                                          ----------------------------------
                                                               2000                1999
                                                          -------------        -------------
                                                                 (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income.......................................      $       1,967        $       1,434
   Adjustments to reconcile net income
      to net cash provided by operating activities:
      Depreciation and amortization.................                498                  312
      Provision for credit losses...................                 75                   65
      Net (accretion)amortization of premium/
        discount on  investments....................                (20)                  90
      Increase in accrued interest receivable.......               (423)                (190)
      Increase in other assets......................                (48)                (335)
      Increase in accrued interest payable
        and other liabilities.......................                745                  613
                                                          -------------        -------------
        Total adjustments...........................                827                  555
                                                          -------------        -------------
        Net cash provided by operating activities...              2,794                1,989
                                                          -------------        -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities and principal
      paydowns of held to maturity securities.......              5,754               19,884
   Purchase of held to maturity securities..........             (4,103)                (295)
   Proceeds from maturities and principal
      paydowns of available for sale securities.....              5,790                4,705
   Purchase of available for sale securities........            (15,661)             (28,712)
   Net increase in loans............................             (1,993)              (7,532)
   Purchase of bank premises and equipment..........               (108)                (172)
   Net decrease in interest-bearing
      deposits in financial institutions............                 --                   99
                                                          -------------         ------------
   Net cash (used in) investing activities..........            (10,321)             (12,023)
                                                          ------------          -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (decrease) in noninterest-bearing
      deposits......................................             (1,419)              (3,319)
   Net  (decrease ) increase in interest-bearing
      deposits......................................             (2,481)              29,924
   Repayments of line of credit.....................             (7,556)              (2,435)
    Stock issuance costs............................                 --                 (112)
   Proceeds from sale of common stock...............                 99                   --
   Payments of cash dividends.......................               (469)                (260)
                                                          -------------        -------------
        Net cash  (used in) provided by
            financing activities....................            (11,826)              23,798
                                                          --------------       -------------
NET (DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS.................................      $     (19,353)       $      13,764
CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD........................................             36,758               18,342
                                                          -------------        -------------
CASH AND CASH EQUIVALENTS, END OF
   PERIOD...........................................      $      17,405        $      32,106
                                                          =============        =============

                See notes to consolidated financial statements.

                  PROSPERITY BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

BASIS OF PRESENTATION

           The consolidated financial statements include the accounts of Prosperity Bancshares, Inc. (the "Company") and its wholly-owned subsidiaries, First Prosperity Bank (the "Bank") and Prosperity Holdings, Inc. All significant inter-company transactions and balances have been eliminated.

           The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company's Form 10-K filed on March 8, 2000. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

INCOME PER COMMON SHARE

           The following table illustrates the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                              Three Months Ended
                                                                   March 31,
                                                         ----------------------------
                                                            2000              1999
                                                         ----------        ----------
  Net income available to common shareholders            $    1,967        $    1,434

  Weighted average common shares outstanding                  5,204             5,173
  Potential dilutive common shares                              200               198
                                                         ----------        ----------
  Weighted average common shares and equivalents
       outstanding                                            5,404             5,371
                                                         ----------        ----------

  Basic earnings per common share                        $     0.38        $     0.28
                                                         ==========        ==========
  Diluted earnings per common share                      $     0.36        $     0.27
                                                         ==========        ==========

                  PROSPERITY BANCSHARES, INC AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 MARCH 31, 2000
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)
RECENT ACCOUNTING STANDARDS

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           Prosperity Bancshares, Inc. (the "Company") is a registered bank holding company that derives substantially all of its revenues and income from the operation of First Prosperity Bank (the "Bank"). The Bank is a full-service bank that provides a broad line of financial products and services to small and medium-sized businesses and consumers through 15 full-service banking locations in the greater Houston metropolitan area and nine contiguous counties situated south and southwest of Houston and extending into South Texas.

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

o the Company's ability to acquire, operate and maintain cost effective and efficient systems without incurring unexpectedly difficult or expensive but necessary technological changes;

o the loss of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensation levels; and

o changes in statutes and government regulations or their interpretations applicable to bank holding companies and the Company's present and future banking and other subsidiaries, including changes in tax requirements and tax rates.

OVERVIEW

           The Company showed positive earnings growth for the quarter ended March 31, 2000 due to the increase in loan volume and the acquisition of South Texas Bancshares and its wholly-owned subsidiary, The Commercial National Bank of Beeville, with three locations in Beeville, Goliad and Mathis, Texas (the "South Texas Acquisition") in the fourth quarter of 1999. Net income available to common shareholders was $2.0 million ($0.36 per common share on a diluted basis) for the quarter ended March 31, 2000 compared with $1.4 million ($0.27 per common share on a diluted basis) for the quarter ended March 31, 1999, an increase of $533,000, or 38.1%. The Company posted returns on average common equity of 18.41% and 13.91% and returns on average assets of 1.33% and 1.26% for the quarters ended March 31, 2000 and 1999, respectively.

           Total assets were $598.5 million at March 31, 2000 compared with $608.7 million at December 31, 1999. Total loans increased to $225.5 million at March 31, 2000 from $223.5 million at December 31, 1999, an increase of $2.0 million, or 0.9%. Total deposits were $530.9 million at March 31, 2000 compared with $534.8 million at December 31, 1999, a decrease of $3.9 million, or 0.7%. Shareholders' equity increased $492,000 or 1.14%, to $43.8 million at March 31, 2000 compared with $43.3 million at December 31, 1999.

RESULTS OF OPERATIONS

Net Interest Income

           Net interest income was $5.6 million for the quarter ended March 31, 2000 compared with $4.1 million for the quarter ended March 31, 1999, an increase of $1.5 million, or 36.6%. Net interest income increased as a result of an increase in average interest-earning assets to $547.7 million for the quarter ended March 31, 2000 from $426.1 million for the quarter ended March 31, 1999, an increase of $121.6 million, or 28.5%. The net interest margin on a tax equivalent basis increased to 4.27% from 4.02% for the same periods, principally due to a 27 basis point increase in the yield on interest-earning assets and a 14 basis point increase in the yield on interest-bearing liabilities and in December of 1999, the Company purchased a Qualified Zone Academy Bond ("QZAB") which generates a tax credit of 7.18% which is included in income.

           The Company's net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a "volume change." It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a "rate change." The following tables set forth, for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the quarters ended March 31, 2000 and 1999. The tables also set forth the average rate paid on total interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods.

                                                                      Three Months Ended March 31,
                                               ---------------------------------------------------------------------
                                                               2000                                1999
                                               ---------------------------------   ---------------------------------
                                                  Average     Interest   Average     Average     Interest   Average
                                                Outstanding    Earned/   Yield/     Outstanding   Earned/    Yield
                                                  Balance       Paid    Rate (4)      Balance      Paid     Rate (4)
                                               -------------  --------  ----------- ----------    ------    --------
                                                                        (Dollars in thousands)
ASSETS
Interest-earning assets:
   Loans.....................................  $  223,683     $  4,796    8.62%    $  173,732    $   3,593    8.39%
   Securities(1).............................     321,160        4,889    6.09        227,746        3,352    5.89
   Federal funds sold and other temporary
    investments..............................       2,896           39    5.33         24,663          300    4.93
                                               ----------    ---------             ----------    ---------
     Total interest-earning assets...........     547,739        9,724    7.12%       426,141        7,245    6.85%
                                                             ----------                          ---------
   Less allowance for credit losses..........      (2,805)                             (1,887)
                                               -----------                         -----------
     Total interest-earning assets, net
      of allowance...........................     544,934                             424,254
      Noninterest-earning assets.............      48,549                              35,685
                                                 --------                          ----------

     Total assets............................  $  593,483                          $  459,939
                                               ==========                          ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
   Interest-bearing demand deposits..........  $   71,182    $     301    1.70%    $   52,138    $     196    1.52%
   Savings and money market accounts.........     151,972        1,348    3.57        123,110       1,.011    3.33
   Certificates of deposit...................     200,648        2,461    4.93        159,612        1,899    4.83
   Federal funds purchased and other
    borrowings...............................       2,692           39    5.73            459            5    4.42
                                               ----------    ---------             ----------    ---------
     Total interest-bearing
      liabilities............................     426,494        4,149    3.90%       335,319        3,111    3.76%
                                               ----------    ---------             ----------    ---------
Noninterest-bearing liabilities:
   Noninterest-bearing demand deposits.......     110,366                              80,739
   Company obligated mandatorily redeemable
    trust preferred securities of subsidiary       12,000                                  --
    trust
   Other liabilities.........................       1,647                               2,084
                                               ----------                          ----------

     Total liabilities.......................     550,507                             418,142
                                               ----------                          ----------

Shareholders' equity.........................      42,976                              41,797
                                               ----------                          ----------

     Total liabilities and shareholders'
       equity................................  $  593,483                           $ 459,939
                                               ==========                          ==========
Net interest rate spread.....................                             3.22%                               3.09%

Net interest income and margin(2)............               $    5,575    4.09%                 $    4.134    3.93%
                                                            ==========                          ==========
Net interest income and margin
  (tax-equivalent basis)(3)..................               $    5,820    4.27%                 $     4.222   4.02%
                                                            ==========                          ===========

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

                                                                  Three Months Ended March 31,
                                                            ------------------------------------------
                                                                          2000 vs. 1999
                                                            ------------------------------------------
                                                                    Increase
                                                                   (Decrease)
                                                                     Due to
                                                            -------------------------
                                                              Volume          Rate           Total
                                                            ----------     ----------     ------------
                                                                     (Dollars in thousands)
   Interest-earning assets:
      Loans.................................................$    1,069     $      134     $     1,203
      Securities............................................     1,375            162           1,537
      Federal funds sold and other temporary
        investments.........................................      (268)             7            (261)
                                                            -----------    ------------   ------------
        Total increase (decrease) in interest income........     2,176            303           2,479
                                                            -----------    ------------   ------------

   Interest-bearing liabilities:
      Interest-bearing demand deposits......................        73             32             105
      Savings and money market accounts.....................       242             95             337
      Certificates of deposit...............................       499             63             562
      Federal funds purchased and other borrowings..........        25              9              34
                                                            ----------     ------------   -----------
        Total increase (decrease) in interest expense.......       839            199           1,038
                                                            ----------     ------------   -----------
   Increase (decrease) in net interest income...............$    1,337     $      104     $     1,441
                                                            ==========     ============   ===========

Provision for Credit Losses

           Management actively monitors the Company's asset quality and provides specific loss provisions when necessary. Loans are charged-off against the provision for loan losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the provision for credit losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. As of March 31, 2000, the allowance for credit losses amounted to $2.9 million, or 1.26% of total loans compared with $2.8 million, or 1.23% of total loans at December 31, 1999.

           Provisions for credit losses are charged to income to bring the total allowance for credit losses to a level deemed appropriate by management of the Company based on such factors as historical loan loss experience, industry diversification of the commercial loan portfolio, the amount of nonperforming loans and related collateral, the volume growth and composition of the loan portfolio, current economic conditions that may affect the borrower's ability to pay and the value of collateral, the evaluation of the loan portfolio through the internal loan review function and other relevant factors.

           The provision for credit losses for the quarter ended March 31, 2000 was $75,000 compared with $65,000 for the quarter ended March 31, 1999. For the quarter ended March 31, 2000, net recoveries were $23,000.

Noninterest Income

           The Company's primary sources of noninterest income are service charges on deposit accounts and other banking service related fees. Noninterest income totaled $1.2 million for the three months ended March 31, 2000 compared with $703,000 for the same period in 1999, an increase of $545,000, or 77.5%. The increase in service charges on deposit accounts was principally due to the South Texas Acquisition.

           The following table presents, for the periods indicated, the major categories of noninterest income:

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                   2000                1999
                                                 -------             --------
                                                    (Dollars in thousands)

 Service charges on deposit accounts...........  $ 1,055             $    608
 Other noninterest income......................      193                   95
                                                 -------             --------
   Total noninterest income....................  $ 1,248             $    703
                                                 =======             ========

Noninterest Expense

           Noninterest expense totaled $4.0 million for the quarter ended March 31, 2000 compared with $2.7 million for the quarter ended March 31, 1999, an increase of $1.3 million, or 48.1%. The increase was primarily due to the South Texas Acquisition and the minority interest related to trust preferred securities acquired in November of 1999. The following table presents, for the periods indicated, the major categories of noninterest expense:

                                                Three Months Ended March 31,
                                               ----------------------------
                                                 2000                  1999
                                               ---------            --------
                                                  (Dollars in thousands)

Salaries and employee benefits.................   $1,837               $1,423
Non-staff expenses:
     Net occupancy expense.....................      188                  204
     Depreciation..............................      234                   86
     Data processing...........................      289                  211
     Professional fees.........................       58                   39
     Regulatory assessments and FDIC insurance.       42                   21
     Ad valorem and franchise taxes............       72                   48
     Goodwill amortization.....................      264                  161
     Minority interest expense-trust preferred
        securities.............................      287                   --
     Other.....................................      698                  481
                                                --------             --------
Total non-staff expenses.......................    2,132                1,251

Total noninterest expense......................   $3,969               $2,674
                                                ========             ========

           Salaries and employee benefit expenses were $1.8 million for the quarter ended March 31, 2000 compared with $1.4 million for the quarter ended March 31, 1999, an increase of $414,000, or 29.6%. The change was due primarily to an increase in the number of employees due to the South Texas Acquisition and annual employee salary increases.

           Non-staff expenses increased $881,000, or 70.4%, to $2.1 million for the quarter ended March 31, 2000 compared with the same period in 1999. The increase was principally due to the South Texas Acquisition.

Income Taxes

           Income tax expense increased $148,000 to $812,000 for the quarter ended March 31, 2000 from $664,000 for the same period in 1999. The increase was primarily attributable to higher pretax net earnings.

FINANCIAL CONDITION

Loan Portfolio

           Total loans were $225.5 million at March 31, 2000, an increase of $2.0 million, or 0.9% from $223.5 million at December 31, 1999. Period end loans comprised 41.2% of average earning assets at March 31, 2000 compared with 49.7% at December 31, 1999.

           The following table summarizes the loan portfolio of the Company by type of loan as of March 31, 2000 and December 31, 1999:

                                                  March 31,              December 31,
                                                   2000                    1999
                                         ---------------------      ---------------------
                                             Amount    Percent         Amount  Percent
                                         ----------    -------      ---------  -------
                                                     (Dollars in thousands)
 Commercial and industrial.............  $   25,795    11.4%       $   28,279    12.7%
 Real estate:
   Construction and land
        development....................       4,575     2.0             4,015     1.8
   1-4 family residential..............      97,646    43.3            97,359    43.5
   Home Equity.........................      12,531     5.6            11,343     5.1
   Commercial mortgages................      40,153    17.8            38,752    17.3
   Farmland............................       7,649     3.4             7,404     3.3
   Multifamily residential.............       1,802     0.8             1,837     0.8
 Agriculture...........................      13,440     6.0            12,735     5.7
 Consumer..............................      21,907     9.7            21,781     9.8
                                           --------   -----        ----------   -----
      Total loans......................    $225,498   100.0%       $  223,505   100.0%
                                           ========   =====        ==========   =====

Nonperforming Assets

           The Company had no nonperforming assets for the periods ended March 31, 2000 and December 31, 1999, respectively. The Company generally places a loan on nonaccrual status and ceases accruing interest when the payment of principal or interest is delinquent for 90 days, or earlier in some cases, unless the loan is in the process of collection and the underlying collateral fully supports the carrying value of the loan. The Company generally charges off all loans before attaining nonaccrual status.

            The following table presents information regarding nonperforming assets as of the dates indicated.

                                                   March 31,      December 31,
                                                      2000            1999
                                                  -------------    --------
                                                      (Dollars in thousands)

Nonaccrual loans................................  $    --          $     --
Accruing loans 90 or more days past due.........       --                --
                                                  -------          --------
Total nonperforming loans.......................       --                --
Other real estate...............................       --                --
                                                  -------          --------
Total nonperforming assets......................  $    --          $     --
                                                  =======          ========

Allowance for Credit Losses

           Management actively monitors the Company's asset quality and provides specific loss allowances when necessary. Loans are charged-off against the allowance for credit losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. As of March 31, 2000, the allowance for credit losses amounted to $2.9 million, or 1.28% of total loans compared with $2.8 million, or 1.23% of total loans at December 31, 1999.

           Set forth below is an analysis of the allowance for credit losses for the three months ended March 31, 2000 and the year ended December 31, 1999:

                                                   Three Months Ended           Year Ended
                                                      March 31, 2000        December 31, 1999
                                                  --------------------     --------------------
                                                             (Dollars in thousands)
Average loans outstanding.........................     $   223,683               $  193,687
                                                       ===========               ==========

Gross loans outstanding at end of period..........     $   225,498               $  223,505
                                                       ===========               ==========

Allowance for credit losses at
  beginning of period.............................     $     2,753               $    1,850
Balance acquired with South Texas
  Acquisition.....................................              --                      566
Provision for credit losses.......................              75                      280
Charge-offs:
  Commercial and industrial.......................             (--)                     (13)
  Real estate and agriculture.....................             (15)                     (43)
  Consumer........................................              (4)                     (55)
Recoveries:
  Commercial and industrial.......................               1                       34
  Real estate and agriculture.....................              31                      117
  Consumer........................................              10                       17
                                                         ---------               ----------
Net (charge-offs) recoveries......................              23                       57
Allowance for credit losses at end of period......       $   2,851               $    2,753
                                                         =========               ==========

Ratio of allowance to end of period
  loans...........................................            1.26%                    1.23%
Ratio of net charge-offs (recoveries) to average
  loans...........................................           (0.01)%                  (0.03)%
Ratio of allowance to end of period
       nonperforming loans........................              --                       --

Securities

           Securities totaled $319.2 million at March 31, 2000 compared with $312.7 million at December 31, 1999, an increase of $6.5 million, or 2.1%. At March 31, 2000, securities represented 53.3% of total assets compared with 51.4% of total assets at December 31, 1999.

Premises and Equipment

           Premises and equipment, net of accumulated depreciation, totaled $9.6 million and $9.8 million at March 31, 2000 and December 31, 1999, respectively.

Deposits

           Total deposits were $530.9 million at March 31, 2000 compared with $534.8 million at December 31, 1999, a decrease of $3.9 million. At March 31, 2000, non-interest bearing deposits accounted for approximately 21.1% of total deposits compared with 21.2% of total deposits at December 31, 1999. Interest-bearing demand deposits totaled $418.8 million, or 78.9%, of total deposits at March 31, 2000 compared with $421.2 million, or 78.9%, of total deposits at December 31, 1999.

Other Borrowings

           The Company had no notes payable and $8.1 million in Federal Home Loan Bank ("FHLB") advances at March 31, 2000, compared with no notes payable and $5.7 million in FHLB advances at December 31, 1999. In addition, the Company had no federal funds purchased on March 31, 2000 compared with $10.0 million in federal funds purchased on December 31, 1999.

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

           Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of March 31, 2000, the Company had cash and cash equivalents of $17.4 million, down from $36.8 million at December 31, 1999. The decline was due primarily to a decrease in federal funds sold of $14.6 million and an increase in loans of $2.0 million.

Capital Resources

           Total shareholders' equity was $43.8 million at March 31, 2000 compared with $43.3 million at December 31, 1999, an increase of $492,000, or 1.14%. The increase was due primarily to net earnings of $2.0 million (less a change in unrealized gain on available for sale securities of $1.1 million) for the three months ended March 31, 2000.

           Both the Board of Governors of the Federal Reserve System, with respect to the Company, and the Federal Deposit Insurance Corporation ("FDIC"), with respect to the Bank, have established certain minimum risk-based capital standards that apply to bank holding companies and federally insured banks. As of March 31, 2000, the Company's Tier 1 risk-based capital, total risk-based capital and leverage capital ratios were 15.18%, 17.30% and 6.63%, respectively. As of March 31, 2000, the Bank's risk-based capital ratios were above the levels required for the Bank to be designated as "well capitalized" by the FDIC, with Tier-1risk-based capital, total risk-based capital and leverage capital ratios of 15.18%, 16.32% and 6.63%, respectively.

YEAR 2000 COMPLIANCE

           The Company suffered no failures of any system or product through the end of the year 1999 and into the year 2000. During 2000, the Company's Year 2000 project team will continue to monitor the Company's computer systems and products and the Year 2000 compliance of the third parties with which the Company transacts business in an attempt to identify and potential problems.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           The Company manages market risk, which for the Company is primarily interest rate risk, through its Asset Liability Committee which is composed of senior officers of the Company, in accordance with policies approved by the Company's Board of Directors.

           The Company uses simulation analysis to examine the potential effects of market changes on net interest income and market value. It considers macroeconomic variables, Company strategy, liquidity and other factors as it quantifies market risk. There have been no material changes of this nature since the Company's Form 10-K filing on March 8, 2000. See Form 10-K, Item 7 "Management's Discussion and Analysis and Results of Operations-Interest Rate Sensitivity and Liquidity".

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

              Not applicable

ITEM 5.  OTHER INFORMATION

               Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.         Exhibits:

                Exhibit 27                Financial Data Schedule

b.         No reports on Form 8-K were filed  by the Company during the three months ended March 31, 2000.


SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         PROSPERITY BANCSHARES, INC.
                                                   (Registrant)


                         Date: May 12, 2000         /s/ DAVID ZALMAN
                              ---------------     ---------------------------
                                                         David Zalman
                                                   Vice President/Secretary


                         Date: May 12, 2000         /s/ DAVID HOLLAWAY
                              ---------------     ---------------------------
                                                      David Hollaway
                                                   Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit
Number             Description
----------         -----------
Exhibit 27      Financial Data Schedule