Form 10-Q
period 2000-06-30
PROSPERITY BANCSHARES INC
filed 2000-08-09
CIK 1068851

                                   FORM 10-Q
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

   (Mark One)
      [x]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__        No _____


As of July 31, 2000, there were 5,232,401 shares of the registrant's Common Stock, par value $1.00 per share, outstanding.

PROSPERITY BANCSHARES, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION                                              Page

Item 1.  Financial Statements................................................ 3
             Consolidated Balance Sheets as of June 30, 2000
                  (unaudited) and December 31,1999
             Consolidated Statements of Income for the Three and
                   Six Months Ended June 30, 2000 and 1999 (unaudited)....... 4
             Consolidated Statements of Shareholders' Equity for
                  the Year Ended December 31, 1999 and for the Six
                  Months Ended June 30, 2000 (unaudited)..................... 5
             Consolidated Statements of Cash Flows for the Six Months
                  Ended June 30, 2000 and 1999 (unaudited)................... 6
             Notes to Consolidated Financial Statements...................... 7

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.................................. 8
Item 3.  Quantitative and Qualitative Disclosures about Market Risk..........18

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...................................................19
Item 2.  Changes in Securities and Use of Proceeds...........................19
Item 3.  Defaults upon Senior Securities.....................................19
Item 4.  Submission of Matters to a Vote of Security Holders.................19
Item 5.  Other Information...................................................19
Item 6.  Exhibits and Reports on Form 8-K....................................19
Signatures...................................................................20

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                  PROSPERITY BANCSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                          June 30,                  December 31,
                                                                            2000                         1999
                                                                        -----------                   -------
                                                                         (unaudited)
                                                                       (Dollars in thousands, except share data)
                           ASSETS
Cash and due from banks .......................................         $    16,205                  $   20,658
Federal funds sold.............................................                 500                      16,100
                                                                        -----------                  ----------
    Total cash and cash equivalents............................              16,705                      36,758
Available for sale securities, at fair value (amortized cost
     of $233,729 (unaudited) and $228,850, respectively).......             227,707                     224,782
Held to maturity securities, at cost (fair value of $79,478
    (unaudited) and $87,184, respectively).....................              80,492                      87,889
Loans..........................................................             231,179                     223,505
Less allowance for credit losses...............................              (2,919)                     (2,753)
                                                                        -----------                  ----------
                Loans, net.....................................             228,260                     220,752
Accrued interest receivable....................................               5,448                       5,013
Goodwill (net of accumulated amortization of $4,322
    (unaudited) and $3,792, respectively)......................              18,701                      19,229
Bank premises and equipment, net...............................               9,552                       9,751
Other assets...................................................               4,931                       4,499
                                                                        -----------                  ----------
TOTAL ASSETS...................................................            $591,796                    $608,673
                                                                           ========                    ========
    LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
    Deposits:
        Noninterest-bearing....................................         $   120,320                  $  113,514
        Interest-bearing.......................................             396,817                     421,242
                                                                          ---------                     -------
                Total deposits.................................             517,137                     534,756
   Federal funds purchased.....................................                  --                      10,000
Other borrowings...............................................              14,613                       5,700
    Accrued interest payable...................................               1,507                       1,554
    Other liabilities..........................................               1,407                       1,397
                                                                          ---------                   ---------
                Total liabilities..............................             534,664                     553,407
COMPANY-OBLIGATED MANDATORILY REDEEMABLE
    TRUST PREFERRED SECURITIES OF SUBSIDIARY
    TRUST.......................................................             12,000                      12,000
SHAREHOLDERS' EQUITY:
    Common stock, $1 par value; 50,000,000 shares authorized; 5,232,401
        (unaudited) and 5,198,901, shares issued at June 30, 2000 and December
        31, 1999, respectively; 5,228,825 (unaudited) and 5,195,325 shares outstanding at June 30, 2000
        and December 31, 1999, respectively....................               5,232                       5,199
    Capital surplus............................................              15,994                      15,880
    Retained earnings..........................................              27,898                      24,889
    Accumulated other comprehensive income -- net
           unrealized (losses)  on available for sale
           securities, net of tax benefit of $2,048 (unaudited)
        and tax of $1,383, respectively.......................               (3,974)                     (2,684)
    Less treasury stock, at cost, 3,576 shares at June 30,
           2000 (unaudited) and 3,576 shares at December 31,
        1999, respectively.....................................                 (18)                        (18)
                                                                        -----------                  ----------
                Total shareholders' equity.....................              45,132                      43,266
                                                                        -----------                  ----------

TOTAL LIABILITIES AND SHAREHOLDER'S
                EQUITY.........................................            $591,796                    $608,673
                                                                           ========                    ========

                See notes to consolidated financial statements.

                  PROSPERITY BANCSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                               Three Months  Ended              Six Months Ended
                                                                    June 30,                         June 30
                                                          --------------------------     -----------------------------
                                                               2000          1999           2000             1999
                                                          ------------    ----------     -----------     -------------
                                                                 (Dollars in thousands, except per share data)
  INTEREST INCOME:
  Loans, including fees.........................          $    5,018      $    3,863     $     9,814      $     7,456
  Securities:
   Taxable......................................               4,473           3,094           9,026            6,211
   Nontaxable...................................                 265             229             533              464
   70% nontaxable preferred dividends...........                 135              --             203               --
  Federal funds sold............................                   5             122              44              422
                                                          ----------      ----------     -----------      -----------
    Total interest income.......................               9,896           7,308          19,620           14,553
                                                          ----------      ----------     -----------      -----------

  INTEREST EXPENSE:
    Deposits....................................               4,188           3,017           8,298            6,123
       Note payable and federal funds...........                  --              --               2               --
       Other....................................                 243               2             280                7
                                                          ----------      ----------     -----------      -----------
       Total interest expense...................               4,431           3,019           8,580            6,130
                                                          ----------      ----------     -----------      -----------

       NET INTEREST INCOME......................               5,465           4,289          11,040            8,423
  PROVISION FOR CREDIT LOSSES...................                  75              65             150              130
                                                          ----------      ----------     -----------      -----------
  NET INTEREST INCOME AFTER PROVISION
    FOR CREDIT LOSSES...........................               5,390           4,224          10,890            8,293
                                                          ----------      ----------     -----------      -----------

  NONINTEREST INCOME:
    Customer service fees.......................               1,089             633           2,145            1,241
    Other.......................................                 213             110             405              205
                                                          ----------      ----------     -----------      -----------
      Total noninterest income..................               1,302             743           2,550            1,446
                                                           ---------      ----------     -----------      -----------

  NONINTEREST EXPENSE:
    Salaries and employee benefits..............               1,752           1,397           3,588            2,820
    Net occupancy expense.......................                 189             165             379              290
    Data processing.............................                 248             217             537              417
    Goodwill amortization.......................                 264             162             529              323
    Depreciation expense........................                 233              87             466              173
    Minority interest trust preferred
      securities................................                 288              --             575               --
    Other.......................................                 946             733           1,815            1,412
                                                          ----------      ----------     -----------      -----------
      Total noninterest expense.................               3,920           2,761           7,889            5,435
                                                          ----------      ----------     -----------      -----------

  INCOME BEFORE INCOME TAXES....................               2,772           2,206           5,551            4,304
  PROVISION FOR INCOME TAXES....................                 789             703           1,601            1,367
                                                          ----------      ----------     -----------      -----------

  NET INCOME....................................          $    1,983      $    1,503     $     3,950      $     2,937
                                                          ==========      ==========     ===========      ===========

  EARNINGS PER SHARE
  Basic.........................................          $     0.38      $     0.29     $      0.76      $      0.57
                                                          ==========      ==========     ===========      ===========
  Diluted.......................................          $     0.37      $     0.28     $      0.73      $      0.55
                                                          ==========      ==========     ===========      ===========

                See notes to consolidated financial statements.

                  PROSPERITY BANCSHARES, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                          Accumulated
                                                                                             Other
                                                                                         Comprehensive
                                                                                         Income -- Net
                                                Common Stock                            Unrealized Gain
                                          ------------------------                     (Loss) on Avail-              Total
                                                                   Capital   Retained   able for Sale    Treasury Shareholders'
                                             Shares       Amount   Surplus   Earnings     Securities      Stock      Equity
                                          ----------- ----------   -------   --------     ----------     --------   ---------
                                                                    (Amounts in thousands, except share data)
BALANCE AT JANUARY 1, 1999................ 5,176,401  $   5,176   $  16,477  $ 19,452     $     348       $ (18)    $ 41,435

  Net income .............................                                      6,474                                  6,474
  Net change in unrealized gain (loss) on
    available for sale securities ........                                                   (3,032)                  (3,032)
                                                                                                                    ---------
  Total comprehensive income..............                                                                             3,442
                                                                                                                    ---------
  Sale of common stock....................    22,500         23          76                                               99
  Trust preferred issuance costs..........                             (560)                                            (560)
  Stock issuance cost ....................                             (113)                                            (113)
  Cash dividends declared, $.20
    per share.............................                                     (1,037)                                (1,037)
                                          ----------- ----------  ---------  --------     ----------     --------   ---------
BALANCE AT DECEMBER 31, 1999..............  5,198,901 $   5,199   $  15,880  $ 24,889     $  (2,684)      $ (18)    $ 43,266
  Net income (unaudited) .................                                      3,950                                  3,950
  Net change in unrealized gain
    (loss) on available for sale
    securities (unaudited)................                                                   (1,290)                  (1,290)
                                                                                                                    ---------
  Total comprehensive income (unaudited)..                                                                             2,660
                                                                                                                    ---------
    Sale of common stock (unaudited) .....    33,500         33         114                                              147
  Cash dividends declared, $0.18
    per share (unaudited).................                                       (941)                                  (941)
                                          ----------- ----------  ---------  ---------    ----------     --------   ---------
BALANCE AT JUNE 30, 2000
    (unaudited)...........................5,232,401   $   5,232   $  15,994  $ 27,898     $   (3,974)     $ (18)    $ 45,132
                                          =========== ==========  =========  =========    ==========     ========   =========

                 See notes to consolidated financial statements

                  PROSPERITY BANCSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                  Six Months Ended
                                                                                      June 30,
                                                                        -----------------------------------
                                                                             2000                1999
                                                                        -------------        --------------
                                                                               (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income..............................................             $       3,950        $       2,937
   Adjustments to reconcile net income
      to net cash provided by operating activities:
      Depreciation and amortization........................                       995                  628
      Provision for credit losses..........................                       150                  130
      Net (accretion) amortization of premium/discount
        on  investments....................................                       (60)                 153
      Decrease (increase) in accrued interest receivable...                       435                 (326)
      Increase in other assets.............................                      (637)                (361)
      Increase in accrued interest payable
        and other liabilities..............................                       (37)                  (7)
                                                                        -------------        --------------
        Total adjustments..................................                       846                  217
                                                                        -------------        --------------
        Net cash provided by operating activities..........                     4,796                3,154
                                                                        -------------        --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities and principal
      paydowns of held to maturity securities..............                    11,467               30,653
   Purchase of held to maturity securities.................                    (4,103)                (282)
   Proceeds from maturities and principal
      paydowns of available for sale securities............                    10,875                9,548
   Purchase of available for sale securities...............                   (15,661)             (36,352)
   Net increase in loans...................................                    (7,674)             (17,523)
   Purchase of bank premises and equipment.................                      (253)                (253)
   Net decrease in interest-bearing
      deposits in financial institutions...................                        --                   99
                                                                        -------------         -------------
        Net cash (used in) investing activities............                    (5,349)             (14,308)
                                                                        -------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in noninterest-bearing
      deposits.............................................                     6,806               (4,130)
   Net  (decrease) increase in interest-bearing deposits                      (24,425)              11,850
   Repayments of line of credit............................                    (1,087)              (1,865)
    Stock issuance costs...................................                        --                 (112)
   Payments of cash dividends..............................                      (941)                (519)
   Sale of Common Stock....................................                       147                   99
                                                                        -------------        -------------
        Net cash  provided by
            financing activities...........................                   (19,500)               5,323
                                                                        ----------------     -------------
NET (DECREASE) CASH AND CASH
   EQUIVALENTS.............................................             $     (20,053)       $      (5,831)
CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD...............................................                    36,758               18,342
                                                                        -------------        -------------
CASH AND CASH EQUIVALENTS, END OF
   PERIOD..................................................             $      16,705        $      12,511
                                                                        =============        =============

NONCASH INVESTING ACTIVITIES:
   The Company incurred a net change in unrealized gain (loss) on securities available for sale of $665,000 and $1.6 million for the periods ended June 30, 2000 and June 30, 1999.

                See notes to consolidated financial statements.

                  PROSPERITY BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

           The consolidated financial statements include the accounts of Prosperity Bancshares, Inc. (the "Company") and its wholly-owned subsidiaries, First Prosperity Bank (the "Bank") and Prosperity Holdings, Inc. All significant inter-company transactions and balances have been eliminated.

           The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company's Form 10-K filed on March 8, 2000. Operating results for the six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

2.  INCOME PER COMMON SHARE

           The following table illustrates the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                            Three Months Ended                  Six Months Ended
                                                                 June 30,                            June 30
                                                       -----------------------------     ----------------------------
                                                          2000              1999            2000              1999
                                                       -----------       -----------     ----------        ----------
Net income available to common shareholders            $     1,983       $     1,504     $    3,950        $    2,937

   Weighted average common shares outstanding                5,221             5,182          5,213             5,177
   Potential dilutive common shares                            186               201            193               200
                                                       -----------       -----------     ----------        ----------
   Weighted average common shares and equivalents
        outstanding                                          5,407             5,383          5,406             5,377
                                                       -----------       -----------     ----------        ----------

   Basic earnings per common share                     $      0.38       $      0.29     $     0.76        $     0.57
                                                       ===========       ===========     ==========        ==========
   Diluted earnings per common share                   $      0.37       $      0.28     $     0.73        $     0.55
                                                       ===========       ===========     ==========        ==========

                  PROSPERITY BANCSHARES, INC AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 JUNE 30, 2000
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)
3.  RECENT ACCOUNTING STANDARDS

           SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities," establishes accounting and reporting standards for derivative instruments and requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. This statement is effective for fiscal years beginning after June 15, 2000. Management believes the implementation of this pronouncement will not have a material effect on the Company's financial statements.

4.   SUBSEQUENT EVENTS

      On June 16, 2000, the Company's wholly-owned subsidiary First Prosperity Bank (the "Bank") entered into a Purchase and Assumption Agreement with Compass Bank ("Compass") whereby the Bank will purchase certain assets and assume certain liabilities of five branches of Compass located in El Campo, Hitchcock, Needville, Palacios and Sweeny, Texas. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview."

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

OVERVIEW

           The Company showed positive earnings growth for the quarter ended June 30, 2000 due to the increase in loan volume and the acquisition of South Texas Bancshares and its wholly-owned subsidiary, The Commercial National Bank of Beeville, with three locations in Beeville, Goliad and Mathis, Texas (the "South Texas Acquisition") in the fourth quarter of 1999, accounted for under the purchase method. Net income available to common shareholders was $2.0 million ($0.37 per common share on a diluted basis) for the quarter ended June 30, 2000 compared with $1.5 million ($0.28 per common share on a diluted basis) for the quarter ended June 30, 1999, an increase of $480,000, or 32.0%. The Company posted returns on average common equity of 18.12% and 14.20% and returns on average assets of 1.35% and 1.33% for the quarters ended June 30, 2000 and 1999, respectively. For the six months ended June 30, 2000 net income available to common shareholders was $4.0 million ($0.73 per common share on a diluted basis) compared with $2.9 million ($0.55 per common share on a diluted basis) for the same period in 1999, an increase of $1.0 million or 34.5%.

           Total assets were $591.8 million at June 30, 2000 compared with $608.7 million at December 31, 1999. Total loans increased to $231.2 million at June 30, 2000 from $223.5 million at December 31, 1999, an increase of $7.7 million, or 3.4%. Total deposits were $517.1 million at June 30, 2000 compared with $534.8 million at December 31, 1999, an decrease of $17.6 million, or 3.3%. Shareholders' equity increased $1.9 million or 4.3%, to $45.1 million at June 30, 2000 compared with $43.3 million at December 31, 1999.

           On June 16, 2000, the Company's wholly-owned subsidiary First Prosperity Bank (the "Bank") entered into a Purchase and Assumption Agreement with Compass Bank ("Compass") whereby the Bank will purchase certain assets and assume certain liabilities of five branches of Compass located in El Campo, Hitchcock, Needville, Palacios and Sweeny, Texas. Compass' banking locations in Hitchcock, Needville, Palacios and Sweeny will be operated as branches of the Bank following consummation of the transaction. The Bank will acquire approximately $80 million in deposits in the transaction. The Company expects the transaction to be consummated during the third quarter of 2000.

RESULTS OF OPERATIONS

Net Interest Income

           Net interest income was $5.5 million for the quarter ended June 30, 2000 compared with $4.3 million for the quarter ended June 30, 1999, an increase of $1.2 million, or 27.4%. Net interest income increased as a result of an increase in average interest-earning assets to $548.4 million for the quarter ended June 30, 2000 from $421.9 million for the quarter ended June 30, 1999, an increase of $126.5 million, or 30.0%. The net interest margin on a tax equivalent basis increased to 4.23% from 4.16% for the same periods. Net interest income increased $2.6 million, or 31.1%, to $11.0 million for the six months ended June 30, 2000 from $8.4 million for the same period in 1999. This increase is mainly attributable to higher average interest-earning assets and in December of 1999, the Company purchased a Qualified Zone Academy Bond ("QZAB") which generates a tax credit that is included in income.

           The Company's net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a "volume change." It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a "rate change."

             The following tables set forth, for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the quarters ended June 30, 2000 and 1999 and the six months ended June 30, 2000 and 1999. The tables also set forth the average rate paid on total interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods.

                                                                    Three Months Ended June 30,
                                               --------------------------------------------------------------------------
                                                               2000                                1999
                                               ---------------------------------   --------------------------------------
                                                  Average     Interest     Average      Average      Interest     Average
                                                Outstanding    Earned/     Yield/      Outstanding   Earned/       Yield/
                                                  Balance       Paid      Rate (4)      Balance        Paid       Rate (4)
                                               -------------  --------  -----------    ----------    ------      --------
                                                                        (Dollars in thousands)
Assets
Interest-earning assets:
   Loans.....................................  $  228,315     $  5,018      8.84%    $  183,924    $  3,863        8.42%
   Securities(1).............................     319,789        4,873      6.10        227,676       3,323        5.84
   Federal funds sold and other temporary
    investments..............................         274            5      7.22         10,289         122        4.69
                                               ----------    ---------               ----------    ---------
     Total interest-earning assets...........     548,378        9,896      7.24%       421,889       7,308        6.94%
                                                             ---------                             ---------
   Less allowance for credit losses..........      (2,873)                               (1,942)
                                               -----------                           -----------
     Total interest-earning assets, net
      of allowance...........................     545,505                               419,947
      Noninterest-earning assets.............      47,075                                33,149
                                                 --------                            ----------

     Total assets............................  $  592,580                            $  453,096
                                               ==========                            ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
   Interest-bearing demand deposits..........  $   68,359    $     299      1.76%    $   46,814    $    176        1.51%
   Savings and money market accounts.........     140,625        1,308      3.74        121,359       1,002        3.31
   Certificates of deposit...................     199,078        2,581      5.21        157,545       1,839        4.68
   Federal funds purchased and other
    borrowings...............................      14,944          243      6.43            188           2        4.21
                                               ----------    ---------               ----------    ---------
     Total interest-bearing
      liabilities............................     423,006        4,431      4.20%       325,906       3,019        3.72%
                                               ----------    ---------               ----------    ---------
Noninterest-bearing liabilities:
   Noninterest-bearing demand deposits.......     112,076                                82,907
   Company-obligated mandatorily
      redeemable trust preferred securities
      of subsidiary trust....................      12,000                                    --
   Other liabilities.........................       1,488                                 1,825
                                               ----------                            ----------
     Total liabilities.......................     548,570                               410,638
                                               ----------                            ----------

Shareholders' equity.........................      44,010                                42,458
                                               ----------                            ----------

     Total liabilities and shareholders' equity $ 592,580                            $  453,096
                                              ===========                            ==========

Net interest rate spread.....................                               3.04%                                  3.22%

Net interest income and margin(2)............               $    5,465      4.01%                $    4,289        4.08%
                                                            ==========                           ===========

(Table continued on following  page)
Net interest income and margin
  (tax-equivalent basis)(3)..................               $    5,764      4.23%                $    4,375        4.16%
                                                            ==========                           ===========

-----------------------
(1) Yield is based on amortized cost and does not include any component of unrealized gains or losses.

(2) The net interest margin is equal to net interest income divided by average interest-earning assets.

(3) In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 34%.

(4)        Annualized.

                                                                     Six Months Ended June 30,
                                               ---------------------------------------------------------------------
                                                               2000                                1999
                                               ---------------------------------   ---------------------------------
                                                  Average     Interest  Average      Average     Interest   Average
                                                Outstanding    Earned/  Yield/     Outstanding   Earned/    Yield/
                                                  Balance       Paid    Rate (4)     Balance       Paid     Rate (4)
                                               -------------  --------  -------    ----------    ---------  --------
                                                                        (Dollars in thousands)
ASSETS
Interest-earning assets:
   Loans.....................................  $  226,000     $  9,814    8.73%    $  178,861    $   7,456    8.41%
   Securities(1).............................     320,472        9,762    6.09        227,710        6,675    5.86
   Federal funds sold and other temporary
    investments..............................       1,585           44    5.49         17,421          422    4.82
                                               ----------    ---------              ---------    ---------
    Total interest-earning assets............     548,057       19,620   7.18%        423,992       14,553    7.16%
                                                            ----------                          ----------
   Less allowance for credit losses..........      (2,839)                             (1,915)
                                               -----------                          ----------
     Total interest-earning assets, net
      of allowance...........................     545,218                             422.077
      Noninterest-earning assets.............      47,808                              34,412
                                                 --------                           ---------

     Total assets............................  $  593,026                          $  456,489
                                               ==========                           =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
   Interest-bearing demand deposits..........  $   69,766    $     598    1.72%    $   49,454    $     372    1.52%
   Savings and money market accounts.........     146,298        2,657    3.65        122,230        2,014    3.32
   Certificates of deposit...................     199,864        5,043    5.07        158,573        3,737    4.75
   Federal funds purchased and other
    borrowings...............................       8,834          282    6.31            322            7    4.32
                                               ----------    ---------              ---------    ---------
     Total interest-bearing
      liabilities............................     424,762        8,580    4.06%       330,579        6,130    3.74%
                                               ----------    ---------              ---------    ---------
Noninterest-bearing liabilities:
   Noninterest-bearing demand deposits.......     111,253                              81,807
   Company-obligated mandatorily
       redeemable trust preferred securities
       of subsidiary trust...................      12,000                                  --
   Other liabilities.........................       1,518                               1,955
                                               ----------                           ---------

     Total liabilities.......................     549,533                             414,341
                                               ----------                           ---------

Shareholders' equity.........................      43,493                              42,148
                                               ----------                           ---------

     Total liabilities and shareholders'
        equity...............................  $  593,026                           $ 456,489
                                               ==========                           =========

Net interest rate spread.....................                             3.12%                               3.15%

Net interest income and margin(2)............               $   11,040    4.05%                 $    8,423    4.01%
                                                            ==========                          ==========
Net interest income and margin
  (tax-equivalent basis)(3)..................               $   11,583    4.25%                 $    8,597    4.09%
                                                            ==========                          ==========

-----------------------
(1) Yield is based on amortized cost and does not include any component of unrealized gains or losses.

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

                                                                  Three Months Ended June 30,
                                                            ------------------------------------------
                                                                          2000 vs. 1999
                                                            ------------------------------------------
                                                                    Increase
                                                                   (Decrease)
                                                                     Due to
                                                            -------------------------
                                                              Volume          Rate            Total
                                                            ----------     -----------    ------------
                                                                     (Dollars in thousands)
   Interest-earning assets:
      Loans.................................................$      930     $      225     $     1,155
      Securities............................................     1,344            206           1,550
      Federal funds sold and other temporary
        investments.........................................      (117)            --            (117)
                                                            ----------     -----------    ------------
        Total increase in interest income...................     2,157            431           2,588
                                                            ----------     -----------    -----------

   Interest-bearing liabilities:
      Interest-bearing demand deposits......................        81             42             123
      Savings and money market accounts.....................       159            147             306
      Certificates of deposit...............................       485            257             742
      Federal funds purchased and other borrowings..........       154             87             241
                                                            ----------     -----------    -----------
        Total increase in interest expense..................       879            533           1,412
                                                            ----------     -----------    -----------
   Increase (decrease) in net interest income...............$    1,278     $     (102)    $     1,176
                                                            ==========     ===========    ===========

                                                                   Six Months Ended June 30,
                                                            ------------------------------------------
                                                                          2000 vs. 1999
                                                            ------------------------------------------
                                                                    Increase
                                                                   (Decrease)
                                                                     Due to
                                                            -------------------------
                                                              Volume          Rate            Total
                                                            ----------     -----------    -----------
                                                                     (Dollars in thousands)
   Interest-earning assets:
      Loans.................................................$    1,970     $      388     $     2,358
      Securities............................................     2,719            368           3,087
      Federal funds sold and other temporary
        investments.........................................      (386)             8            (378)
                                                            -----------    ------------   ------------
        Total increase in interest income...................     4,303            764           5,067
                                                            ----------     ------------   -----------

   Interest-bearing liabilities:
      Interest-bearing demand deposits......................       153             73             226
      Savings and money market accounts.....................       398            245             643
      Certificates of deposit...............................       976            330           1,306
      Federal funds purchased and other borrowings..........       186             89             275
                                                            ----------     ------------   -----------
        Total increase in interest expense..................     1,713            737           2,450
                                                            ----------     ------------   -----------
   Increase in net interest income..........................$    2,590     $       27     $     2,617
                                                            ==========     ============   ===========

Provision for Credit Losses

           Management actively monitors the Company's asset quality and provides specific loss provisions when necessary. Loans are charged-off against the provision for credit losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the provision for credit losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. As of June 30, 2000, the allowance for credit losses amounted to $2.9 million, or 1.26% of total loans compared with $2.8 million, or 1.23% of total loans at December 31, 1999.

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

           The provision for credit losses for the six months ended June 30, 2000 increased $20,000 to $150,000 from $130,000 for the corresponding period in 1999. The provision for credit losses for the three months ended June 30, 2000 was $75,000, an increase of $10,000 from $65,000 for the same period in 1999.

Noninterest Income

           The Company's primary sources of noninterest income are service charges on deposit accounts and other banking service related fees. The following table presents, for the periods indicated, the major categories of noninterest income:

                                                   Three Months Ended             Six Months Ended
                                                        June 30,                       June 30,
                                               -----------------------        ------------------------
                                                  2000          1999             2000            1999
                                               ---------       -------        -----------     --------
                                                                (Dollars in thousands)
 Service charges on deposit accounts.......    $  1,089        $   633        $  2,145        $  1,241
 Other noninterest income..................         213            110             405             205
                                               --------        -------        --------        -------
 Total noninterest income..................    $  1,302        $   743        $  2,550        $  1,446
                                               ========        =======        ========        ========

           Noninterest income totaled $1.3 million for the three months ended June 30, 2000 compared with $743,000 for the same period in 1999, an increase of $559,000, or 75.2%. Noninterest income increased $1.1 million, or 76.4%, to $2.6 million for the six month period ending June 30, 2000 from $1.4 million for the same period in 1999. The increase in service charges on deposit accounts was principally due to the South Texas Acquisition.

Noninterest Expense

           Noninterest expense totaled $3.9 million for the quarter ended June 30, 2000 compared with $2.8 million for the quarter ended June 30, 1999, an increase of $1.2 million, or 42.0%. Noninterest expense totaled $7.9 million for the six months ended June 30, 2000, an increase of $2.5 million, or 45.2%, from $5.4 million for the same period in 1999. The increase was primarily due to the South Texas Acquisition.

            The following table presents, for the periods indicated, the major categories of noninterest expense:

                                                                 Three Months Ended          Six Months Ended
                                                                       June 30,                     June 30,
                                                               ------------------------      ------------------------
                                                                  2000         1999              2000        1999
                                                               ----------  -----------       -----------  -----------
                                                                           (Dollars in thousands)
  Salaries and employee benefits..........................     $    1,752  $     1,397       $     3,588  $     2,820
  Non-staff expenses:
       Net occupancy expense..............................            189          165               379          290
       Depreciation.......................................            233           87               466          173
       Data processing....................................            248          217               537          417
       Professional fees..................................             86           59               147           98
       Regulatory assessments and FDIC insurance..........             43           21                84           42
       Ad valorem and franchise taxes.....................             77           51               151           99
       Goodwill amortization..............................            264          162               529          323
       Minority interest trust preferred securities.......            288           --               575           --
       Other..............................................            740          602             1,433        1,173
                                                               ----------  -----------       -----------    ---------
  Total non-staff expenses................................          2,168        1,364             4,301        2,615

  Total noninterest expense...............................     $    3,920  $     2,761       $     7,889  $     5,435
                                                               ==========  ===========       ===========  ===========

           Salaries and employee benefit expenses were $1.8 million for the quarter ended June 30, 2000 compared with $1.4 million for the quarter ended June 30, 1999, an increase of $355,000, or 25.4%, For the six month period ended June 30, 2000, salaries and employee benefits totaled $3.6 million, an increase of $768,000, or 27.2%, from $2.8 million for the six month period ending June 30, 1999. The change was due primarily to an increase in the number of employees due to the South Texas Acquisition and annual employee salary increases.

           Non-staff expenses increased $804,000, or 58.9%, to $2.2 million for the quarter ended June 30, 2000 compared with the same period in 1999. For the six month period ended June 30, 2000, non-staff expenses increased $1.7 million, or 64.5%, to $4.3 million from $2.6 million for the same period in 1999. The increase was principally due to the South Texas Acquisition.

Income Taxes

           Income tax expense increased $234,000, or 17.1%, to $1.6 million for the six months ended June 30, 2000 from $1.4 million for the same period in 1999. For the three month period ended June 30, 1999, income tax expense increased $86,000, or 12.2%, to $789,000 from $703,000 for the same period in 1999. Both increases were primarily attributable to higher pretax net earnings.

FINANCIAL CONDITION

Loan Portfolio

           Total loans were $231.2 million at June 30, 2000, an increase of $7.7 million, or 3.4% from $223.5 million at December 31, 1999. Loan growth occurred primarily in consumer and agricultural loans. Period end loans comprised 42.2% of average earning assets at June 30, 2000 compared with 49.7% at December 31, 1999.

           The following table summarizes the loan portfolio of the Company by type of loan as of June 30, 2000 and December 31, 1999:

                                                 June 30,              December 31,
                                                   2000                    1999
                                         ---------------------     --------------------
                                             Amount    Percent        Amount    Percent
                                         ----------    -------     ---------    -------
                                                     (Dollars in thousands)
 Commercial and industrial..........     $   24,215    10.5%      $   28,279     12.7%
 Real estate:
   Construction and land
        development.................          4,341     1.9            4,015      1.8
   1-4 family residential...........         99,254    42.9           97,359     43.5
   Home equity......................         13,080     5.7           11,343      5.1
   Commercial mortgages.............         40,840    17.7           38,752     17.3
   Farmland.........................          7,549     3.3            7,404      3.3
   Multifamily residential..........          1,015     0.4            1,837      0.8
 Agriculture........................         18,572     8.0           12,735      5.7
 Consumer...........................         22,313     9.6           21,781      9.8
                                          ---------   -----         --------    -----
      Total loans...................       $231,179   100.0%      $  223,505    100.0%
                                           ========   =====       ==========    =====

Nonperforming Assets

           The Company had no nonperforming assets for the periods ended June 30, 2000 and December 31, 1999. The Company generally places a loan on nonaccrual status and ceases accruing interest when the payment of principal or interest is delinquent for 90 days, or earlier in some cases, unless the loan is in the process of collection and the underlying collateral fully supports the carrying value of the loan. The Company generally charges off all loans before attaining nonaccrual status.

             The following table presents information regarding nonperforming assets as of the dates indicated:

                                                   June 30,          December 31,
                                                     2000                1999
                                                   --------            --------
                                                       (Dollars in thousands)
   Nonaccrual loans...........................     $    --             $     --
   Accruing loans 90 or more days past due....          --                   --
                                                   -------             --------
   Total nonperforming loans..................          --                   --
   Other real estate..........................          --                   --
                                                   -------             --------
   Total nonperforming assets.................     $    --             $     --
                                                   =======             ========

Allowance for Credit Losses

           Management actively monitors the Company's asset quality and provides specific loss allowances when necessary. Loans are charged-off against the allowance for credit losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. As of June 30, 2000, the allowance for credit losses amounted to $2.9 million, or 1.26% of total loans compared with $2.8 million, or 1.23% of total loans at December 31, 1999.

      Set forth below is an analysis of the allowance for credit losses for the periods indicated:

                                                                  As of  June 30,       As of December 31,
                                                                  ---------------       ------------------
                                                                        2000                   1999
                                                                    ------------           -----------
                                                                             (Dollars in thousands)
 Average loans outstanding..................................        $   226,000            $   193,687
                                                                    ===========            ===========

 Gross loans outstanding at end of period...................        $   231,179            $   223,505
                                                                    ===========            ===========
 Allowance for credit losses at
   beginning of period......................................        $     2,753            $    1,850
 Balance acquired with the South Texas Acquisition..........                 --                   566
 Provision for credit losses................................                150                   280
 Charge-offs:
   Commercial and industrial................................                (13)                  (13)
   Real estate and agriculture..............................                (25)                  (43)
   Consumer.................................................                 (9)                  (55)
 Recoveries:
   Commercial and industrial................................                  3                    34
   Real estate and agriculture..............................                 40                   117
   Consumer.................................................                 20                    17
                                                                      ---------            ----------
 Net recoveries (charge-offs)...............................                 16                    57
                                                                      ---------            ----------
 Allowance for credit losses at end of period...............          $   2,919            $    2,753
                                                                      =========            ==========

 Ratio of allowance to end of period loans..................               1.26  %               1.23%
 Ratio of net (recoveries) charge-offs to average
   loans....................................................              (0.01)                (0.03)
 Ratio of allowance to end of period
   nonperforming loans......................................                 --                    --

Securities

           Securities totaled $308.2 million at June 30, 2000 compared with $312.7 million at December 31, 1999, a decrease of $4.5 million, or 1.4%. At June 30, 2000, securities represented 52.1% of total assets compared with 51.4% of total assets at December 31, 1999.

Premises and Equipment

           Premises and equipment, net of accumulated depreciation, totaled $9.6 million at June 30, 2000 and $9.8 million at December 31, 1999.

Deposits

           Total deposits were $517.1 million at June 30, 2000 compared with $534.8 million at December 31, 1999, a decrease of $17.7 million. The decrease was principally due to the withdrawal of funds by one business customer. At June 30, 2000, noninterest-bearing deposits accounted for approximately 23.3% of total deposits compared with 21.2% of total deposits at December 31, 1999. Interest-bearing deposits totaled $396.8 million, or 76.7%, of total deposits at June 30, 2000 compared with $421.2 million, or 78.8%, of total deposits at December 31, 1999.

Other Borrowings

           The Company had $14.6 million in Federal Home Loan Bank ("FHLB") advances at June 30, 2000, compared with $5.7 million in FHLB advances at December 31, 1999. The Company had no federal funds purchased at June 30, 2000 and had $10.0 million in federal funds purchased at December 31, 1999.

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

           Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of June 30, 2000, the Company had cash and cash equivalents of $16.7 million, down from $36.8 million at December 31, 1999. The decline was due primarily to an increase in loans and a decrease in federal funds sold.

Capital Resources

           Total shareholders' equity was $45.1 million at June 30, 2000 compared with $43.3 million at December 31, 1999, an increase of $1.8 million, or 4.2%. The increase was primarily due to net earnings of $4.0 million, offset by cash dividends paid of $941,000 and a net change in unrealized loss on available for sale securities of $1.3 million, for the six months ended June 30, 2000.

           Both the Board of Governors of the Federal Reserve System, with respect to the Company, and the Federal Deposit Insurance Corporation ("FDIC"), with respect to the Bank, have established certain minimum risk-based capital standards that apply to bank holding companies and federally insured banks. As of June 30, 2000, the Company's risk-based capital ratios were above the levels required for the Company to be designated as "well capitalized", with Tier 1 capital, total risk-based capital and leverage capital ratios of 16.75%, 17.91% and 7.39%, respectively. As of June 30, 2000, the Bank's risk-based capital ratios were above the levels required for the Bank to be designated as "well capitalized" by the FDIC, with Tier-1 capital, total risk-based capital and leverage capital ratios of 16.00%, 17.16% and 7.06%, respectively.

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

        a.  Not applicable
        b.  Not applicable
        c.  Not applicable
        d.  Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

            Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              On April 18, 2000, the Company held its Annual Meeting of Shareholders to consider and act upon the following items:

        1. Harry Bayne, James A. Bouligny and Robert Steelhammer were elected as Class II directors to serve on the Board of Directors of the Company until the Company's 2003 Annual Meeting of Shareholders and until their successors are duly elected and qualified. A total of 4,238,913 shares were voted in favor of the election of each Class II director and 5,220 shares were withheld from voting for each director.

                The other directors whose term of office as a director continued after the meeting include: Tracy T. Rudolph, David Zalman J.T. Herin, Charles M. Slavik and Harrison Stafford.

        2. The shareholders ratified the appointment of Deloitte & Touche LLP as the independent auditors of the books and accounts of the Company for the year ending December 31, 2000. A total of 4,213,173 shares were voted in favor of the appointment, 0 shares were voted against the appointment and 30,960 shares abstained from voting.

ITEM 5.  OTHER INFORMATION

               Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        a.     Exhibits:

               Exhibit 27                Financial Data Schedule

        b. No reports on Form 8-K were filed by the Company during the three months ended June 30, 2000.

SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           PROSPERITY BANCSHARES, INC.
                                                    (Registrant)

                      Date:  August 8, 2000           /s/ DAVID ZALMAN
                           ------------------   ------------------------------
                                                       David Zalman
                                                   President/Secretary


                      Date:  August 8, 2000           /s/ DAVID HOLLAWAY
                           ------------------   ------------------------------
                                                         David Hollaway
                                                     Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number                    Description
----------                -----------
Exhibit 27      Financial Data Schedule