Form 10-Q
period 2000-09-30
PROSPERITY BANCSHARES INC
filed 2000-11-06
CIK 1068851

                                    FORM 10-Q
                                  UNITED STATES
(Mark One)              SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

   [x]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

As of October 31, 2000, there were 5,251,525 shares of the registrant's Common Stock, par value $1.00 per share, outstanding.

PROSPERITY BANCSHARES, INC. AND SUBSIDIARIES
INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION                                              Page

Item 1.  Financial Statements
         Consolidated Balance Sheets as of September 30, 2000 (unaudited)
           and December 31,1999............................................. 3
         Consolidated Statements of Income for the Three and Nine Months
           Ended September 30, 2000 and 1999 (unaudited).................... 4
         Consolidated Statements of Shareholders' Equity for the Year Ended
           December 31, 1999 and for the Nine Months Ended September 30,
           2000 (unaudited)................................................. 5
         Consolidated Statements of Cash Flows for the Nine Months Ended
           September 30, 2000 and 1999 (unaudited).......................... 6
         Notes to Consolidated Financial Statements......................... 7

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations............................................ 8
Item 3.  Quantitative and Qualitative Disclosures about Market Risk......... 18

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.................................................. 19
Item 2.  Changes in Securities and Use of Proceeds.......................... 19
Item 3.  Defaults upon Senior Securities.................................... 19
Item 4.  Submission of Matters to a Vote of Security Holders................ 19
Item 5.  Other Information.................................................. 19
Item 6.  Exhibits and Reports on Form 8-K................................... 19
Signatures.................................................................. 19

                         PART I - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                  PROSPERITY BANCSHARES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                September 30,     December 31,
                                                                                    2000             1999
                                                                                -------------     ------------
                                                                                 (unaudited)
                                                                                    (Dollars in thousands,
                                                                                      except share data)
                                   ASSETS
Cash and due from banks ...................................................       $  16,583        $  20,658
Federal funds sold ........................................................          63,703           16,100
                                                                                  ---------        ---------
    Total cash and cash equivalents .......................................          80,286           36,758
Available for sale securities, at fair value (amortized cost
   of $258,527 (unaudited) and $228,850, respectively) ....................         255,983          224,782
Held to maturity securities, at cost (fair value of $74,727
   (unaudited) and $87,184, respectively) .................................          75,259           87,889
Loans .....................................................................         241,069          223,505
Less allowance for credit losses ..........................................          (3,003)          (2,753)
                                                                                  ---------        ---------
              Loans, net ..................................................         238,066          220,752
Accrued interest receivable ...............................................           5,847            5,013
Goodwill (net of accumulated amortization of $4,585 (unaudited)
   and $3,792, respectively) ..............................................          23,822           19,229
Bank premises and equipment, net ..........................................           9,642            9,751
Other assets ..............................................................           4,174            4,499
                                                                                  ---------        ---------
TOTAL ASSETS ..............................................................       $ 693,079        $ 608,673
                                                                                  =========        =========
                 LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
   Deposits:
       Noninterest-bearing ................................................       $ 122,735        $ 113,514
       Interest-bearing ...................................................         505,755          421,242
                                                                                  ---------        ---------
              Total deposits ..............................................         628,490          534,756
   Federal funds purchased ................................................              --           10,000
   Other borrowings .......................................................              --            5,700
   Accrued interest payable ...............................................           2,461            1,554
   Other liabilities ......................................................           1,824            1,397
                                                                                  ---------        ---------
              Total liabilities ...........................................         632,775          553,407
COMPANY-OBLIGATED MANDATORILY REDEEMABLE TRUST PREFERRED
   SECURITIES OF SUBSIDIARY TRUST .........................................          12,000           12,000
SHAREHOLDERS' EQUITY:
   Common stock, $1 par value; 50,000,000 shares authorized; 5,255,101
      (unaudited) and 5,198,901, shares issued at September 30, 2000 and
      December 31, 1999, respectively; 5,251,525 (unaudited) and 5,195,325 shares outstanding at September 30, 2000 and December 31, 1999,
      respectively ........................................................           5,255            5,199
   Capital surplus ........................................................          15,981           15,880
   Retained earnings ......................................................          29,442           24,889
   Accumulated other comprehensive income -- net unrealized (losses)
      gains on available for sale securities, net of tax benefit
      of $1,214 (unaudited) and tax of $1,383, respectively ...............          (2,356)          (2,684)

   Less treasury stock, at cost, 3,576 shares at September 30, 2000
      (unaudited) and 3,576 shares at December 31, 1999, respectively .....             (18)             (18)
                                                                                  ---------        ---------
              Total shareholders' equity ..................................          48,304           43,266
                                                                                  ---------        ---------

TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY ................................       $ 693,079        $ 608,673
                                                                                  =========        =========

                 See notes to consolidated financial statements.

                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                        Three Months Ended                 Nine Months Ended
                                                          September 30,                      September 30,
                                                     ---------------------------        ------------------------
                                                       2000              1999              2000           1999
                                                     ---------         ---------        ---------       --------
                                                             (Dollars in thousands, except per share data)
     INTEREST INCOME:
     Loans, including fees..................         $   5,282         $   4,063        $  15,095       $ 11,519
     Securities:
       Taxable..............................             4.430             2,989           13,465          9,198
       Nontaxable...........................               257               221              780            685
     70% nontaxable preferred dividends.....               139                --              343             --
     Federal funds sold.....................               235                37              280            460
     Deposits in financial institutions.....                --                --               --             --
                                                     ---------         ---------        ---------       --------
         Total interest income..............            10,343             7,310           29,963         21,862
                                                     ---------         ---------        ---------       --------

     INTEREST EXPENSE:
       Deposits.............................             4,679             2,909           12,976          9,032
       Other................................               187                50              470             57
                                                     ---------         ---------        ---------       --------
         Total interest expense.............             4,866             2,959           13,446          9,089
                                                     ---------         ---------        ---------       --------

         NET INTEREST INCOME................             5,477             4,351           16,517         12,773
     PROVISION FOR CREDIT LOSSES............                75                75              225            205
                                                     ---------         ---------        ---------       --------
     NET INTEREST INCOME AFTER PROVISION
       FOR CREDIT LOSSES....................             5,402             4,276           16,292         12,568
                                                     ---------         ---------        ---------       --------

     NONINTEREST INCOME:
       Customer service fees................             1,131               677            3,275          1,919
       Other................................               265               112              671            318
                                                     ---------         ---------        ---------       --------
         Total noninterest income...........             1,396               789            3,946          2,237
                                                     ---------         ---------        ---------       --------

     NONINTEREST EXPENSE:
       Salaries and employee benefits.......             1,752             1,394            5,340          4,213
       Net occupancy expense................               218               183              639            473
       Data processing......................               273               209              811            625
       Goodwill amortization................               264               162              792            485
       Depreciation expense.................               233               153              698            459
       Minority interest trust preferred
         securities.........................               288                --              863            --
      Other................................                938               633            2,712          1,913
                                                     ---------         ---------        ---------       --------
        Total noninterest expense...........             3,966             2,734           11,855          8,168
                                                     ---------         ---------        ---------       --------

     INCOME BEFORE INCOME TAXES.............             2,832             2,331            8,383          6,637
     PROVISION FOR INCOME TAXES.............               816               746            2,417          2,115
                                                     ---------         ---------        ---------       --------

     NET INCOME.............................         $   2,016         $   1,585        $   5,966       $  4,522
                                                     =========         =========        =========       ========

     EARNINGS PER SHARE
     Basic..................................         $    0.38         $    0.31        $    1.14       $   0.87
                                                     =========         =========        =========       ========

     Diluted................................         $    0.37         $    0.29        $    1.10       $   0.84
                                                     =========         =========        =========       ========

                 See notes to consolidated financial statements.

                  PROSPERITY BANCSHARES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                          Accumulated
                                                                                             Other
                                                                                         Comprehensive
                                                                                         Income -- Net
                                                                                        Unrealized Gain
                                                  Common Stock                          (Loss) on Avail-                Total
                                               -------------------    Capital   Retained  able for Sale    Treasury  Shareholders'
                                                Shares      Amount    Surplus   Earnings   Securities       Stock       Equity
                                               --------   --------    -------   --------   ----------       -----       ------
                                                              (Amounts in thousands, except share data)
BALANCE AT JANUARY 1, 1999.................    5,176,401   $5,176     $16,477    $19,452     $   348         $(18)      $41,435

     Net income ...........................                                        6,474                                  6,474
     Net change in unrealized gain (loss)
       on available for sale securities ...                                                   (3,032)                    (3,032)
                                                                                                                        -------
     Total comprehensive income............                                                                               3,442
                                                                                                                        -------
     Sale of common stock..................       22,500       23          76                                                99
     Trust preferred issuance costs........                              (560)                                             (560)
     Stock issuance cost ..................                              (113)                                             (113)
     Cash dividends declared, $.20
       per share...........................                                       (1,037)                                (1,037)
                                               ---------   ------     -------    -------     -------         ----       -------
BALANCE AT DECEMBER 31, 1999...............    5,198,901   $5,199     $15,880    $24,889     $(2,684)        $(18)      $43,266
     Net income (unaudited) ...............                                        5,966                                  5,966
     Net change in unrealized gain (loss)
       on available for sale securities
       (unaudited).........................                                                      329                        329
                                                                                                                        -------
     Total comprehensive income
       (unaudited).........................                                                                               6,295
                                                                                                                        -------
     Sale of common stock (unaudited)......       56,200       56         191                                               247
     Trust preferred issuance costs........                               (91)                                              (91)
     Cash dividends declared, $0.27
       per share (unaudited)...............                                       (1,413)                                (1,413)
                                               ---------   ------     -------    -------     -------         ----       -------
BALANCE AT SEPTEMBER 30, 2000
       (unaudited).........................    5,255,101   $5,255     $15,980    $29,442     $(2,355)        $(18)      $48,304
                                               =========   ======     =======    =======     =======         ====       =======

                 See notes to consolidated financial statements

                  PROSPERITY BANCSHARES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 Nine Months Ended
                                                                   September 30,
                                                             ------------------------
                                                               2000            1999
                                                             --------        --------
                                                              (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ........................................       $  5,966        $  4,522
   Adjustments to reconcile net income
     to net cash provided by operating activities:
     Depreciation and amortization ...................          1,490             944
     Provision for credit losses .....................            225             205
     Net (accretion)  amortization of premium/discount
       on  investments ...............................           (150)            195
     Increase in accrued interest receivable and
       other assets ..................................           (656)           (537)
     Increase in accrued interest payable
       and other liabilities .........................            600             128
                                                             --------        --------
       Total adjustments .............................          1,509             935
                                                             --------        --------
       Net cash provided by operating activities .....          7,475           5,457
                                                             --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities and principal
     paydowns of held to maturity securities .........         16,735          46,286
   Purchase of held to maturity securities ...........         (4,103)         (2,264)
   Proceeds from maturities and principal
     paydowns of available for sale securities .......         13,370          11,126
   Purchase of available for sale securities .........        (43,924)        (42,292)
   Net increase in loans .............................        (12,611)        (27,022)
   Purchase of bank premises and equipment ...........           (440)           (318)
   Proceeds from sale of bank premises and
     equipment .......................................             75              --
   Net liabilities acquired in the purchase of
     Compass branches ................................         77,473              --
   Net decrease in interest-bearing
     deposits in financial institutions ..............             --              99
                                                             --------        --------
     Net cash (used in)  investing activities ........         46,575         (14,385)
                                                             --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in noninterest-bearing deposits ......          4,201           3,312
   Net  increase in interest-bearing deposits ........          2,234           5,775
   Repayments of other borrowings, net ...............        (15,700)         (2,435)
    Stock issuance costs .............................            (91)           (112)
   Payments of cash dividends ........................         (1,413)           (779)
   Sale of Common Stock ..............................            247              99
                                                             --------        --------
       Net cash  provided by
          financing activities .......................        (10,522)          5,860
                                                             --------        --------
NET (DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS ..................................       $ 43,528        $ (3,068)
CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD .........................................         36,758          18,243
                                                             --------        --------
CASH AND CASH EQUIVALENTS, END OF
   PERIOD ............................................       $ 80,286        $ 15,175
                                                             ========        ========


                 See notes to consolidated financial statements.

                  PROSPERITY BANCSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

         The consolidated financial statements include the accounts of Prosperity Bancshares, Inc. (the "Company") and its wholly-owned subsidiaries, First Prosperity Bank (the "Bank") and Prosperity Holdings, Inc. All significant inter-company transactions and balances have been eliminated.

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999 filed on March 8, 2000. Operating results for the nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

2.  INCOME PER COMMON SHARE

         The following table illustrates the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                             Three Months Ended            Nine Months Ended
                                                                September 30,                September 30
                                                          ------------------------    --------------------------
                                                            2000           1999         2000            1999
                                                          --------       ---------    ---------      ---------
Net income available to common shareholders               $  2,016       $   1,585    $   5,966      $   4,522

   Weighted average common shares outstanding                5,241           5,195        5,222          5,183
   Potential dilutive common shares                            177             206          189            202
                                                          --------       ---------    ---------      ---------
   Weighted average common shares and equivalents
        outstanding                                          5,418           5,401        5,411          5,385
                                                          --------       ---------    ---------      ---------

   Basic earnings per common share                        $   0.38       $    0.31    $    1.14      $    0.87
                                                          ========       =========    =========      =========
   Diluted earnings per common share                      $   0.37       $    0.29    $    1.10      $    0.84
                                                          ========       =========    =========      =========

                   PROSPERITY BANCSHARES, INC AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

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

4.       RECENT ACQUISITION

     On September 15, 2000, the Company's wholly owned subsidiary, First Prosperity Bank, purchased certain assets and assumed certain liabilities of five branches of Compass Bancshares, Inc. located in El Campo, Hitchcock, Needville, Palacios and Sweeny, Texas. The Company accounted for the acquisition under the purchase method of accounting. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Overview."

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

    Prosperity Bancshares, Inc. (the "Company") is a registered bank holding company that derives substantially all of its revenues and income from the operation of First Prosperity Bank (the "Bank"). The Bank is a full-service bank that provides a broad line of financial products and services to small and medium-sized businesses and consumers through 18 full-service banking locations in the greater Houston metropolitan area and in the nine contiguous counties south and southwest of Houston and extending into South Texas.

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


OVERVIEW

         The Company showed positive earnings growth for the nine month period ended September 30, 2000 due to the increase in loan volume, and the acquisition of five branches of Compass Bancshares, Inc. (the "Compass Acquisition") in the third quarter of 2000 and the acquisition of South Texas Bancshares and its wholly-owned subsidiary, The Commercial National Bank of Beeville, (the "South Texas Acquisition") in the fourth quarter of 1999. Net income available to common shareholders was $2.0 million ($0.37 per common share on a diluted basis) for the quarter ended September 30, 2000 compared with $1.6 million ($0.29 per common share on a diluted basis) for the quarter ended September 30, 1999, an increase of $431,000, or 27.2%. The Company posted returns on average common equity of 17.18% and 14.79% and returns on average assets of 1.32% and 1.42% for the quarters ended September 30, 2000 and 1999, respectively. For the nine months ended September 30, 2000, net income available to common shareholders was $6.0 million ($1.10 per common share on a diluted basis) compared with $4.5 million ($0.84 per common share on a diluted basis) for the same period in 1999, an increase of $1.4 million or 31.9%.

         Total assets were $693.1 million at September 30, 2000 compared with $608.7 million at December 31, 1999. Total loans increased to $241.1 million at September 30, 2000 from $223.5 million at December 31, 1999, an increase of $17.6 million, or 7.9%. Total deposits were $628.5 million at September 30, 2000 compared with $534.8 million at December 31, 1999, an increase of $93.7 million, or 17.5%. Shareholders' equity increased $5.0 million or 11.6%, to $48.3 million at September 30, 2000 compared with $43.3 million at December 31, 1999.

         On September 15, 2000, the Bank consummated a transaction with Compass Bank (the "Bank") whereby the Bank purchased certain assets and assumed certain liabilities of five Compass branches. The branches are located in El Campo, Hitchcock, Needville, Palacios and Sweeny, Texas. The Bank assumed approximately $87 million in deposits as a result of the transaction. With the exception of the El Campo location, the former Compass branches are being operated as full-service banking centers. The El Campo location has been combined with the Bank's El Campo Banking Center.

RESULTS OF OPERATIONS

Net Interest Income

         Net interest income was $5.5 million for the quarter ended September 30, 2000 compared with $4.4 million for the quarter ended September 30, 1999, an increase of $1.1 million, or 25.0%. Net interest income increased as a result of an increase in average interest-earning assets to $557.8 million for the quarter ended September 30, 2000 from $413.4 million for the quarter ended September 30,

1999, an increase of $144.4 million, or 34.9%. The net interest margin on a tax-equivalent basis decreased to 4.12% from 4.26% for the same periods, principally due to an increase in the yield on interest-bearing liabilities. Net interest income increased $3.7 million, or 28.9%, to $16.5 million for the nine months ended September 30, 2000 from $12.8 million for the same period in 1999. This increase is mainly attributable to higher average interest-earning assets and the purchase by the Company in December 1999, of a Qualified Zone Academy Bond ("QZAB") which generates a tax credit that is included in income.

         The Company's net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a "volume change." It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a "rate change." The following tables set forth, for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the quarters ended September 30, 2000 and 1999 and the nine months ended September 30, 2000 and 1999. The tables also set forth the average rate paid on total interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods.

                                                                   Three Months Ended September 30,
                                                ----------------------------------------------------------------------
                                                               2000                                1999
                                                ------------------------------------  --------------------------------
                                                  Average     Interest      Average    Average    Interest    Average
                                                Outstanding    Earned/      Yield/    Outstanding  Earned/    Yield/
                                                  Balance       Paid        Rate (4)    Balance     Paid      Rate (4)
                                                -----------   --------      --------  ----------- --------    --------
                                                                           (Dollars in thousands)
ASSETS
Interest-earning assets:
  Loans .......................................  $ 235,636    $   5,282       8.92%    $191,815    $4,063      8.40%
  Securities(1) ...............................    307,390        4,826       6.28      218,663     3,210      5.87
  Federal funds sold and other temporary
   investments ................................     14,795          235       6.22        2,896        37      5.00
                                                 ---------    ---------                --------    ------
    Total interest-earning assets .............    557,821       10,343       7.39      413,374     7,310      7.04%
                                                              ---------                            ------
  Less allowance for credit losses ............     (2,954)                              (2,031)
                                                 ---------                             --------
    Total interest-earning assets, net
     of allowance .............................    554,867                              411,343
     Noninterest-earning assets ...............     53,944                               31,449
                                                 ---------                             --------
    Total assets ..............................  $ 608,811                             $442,792
                                                 =========                             ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing demand deposits ............  $  67,590    $     295       1.74%    $ 44,266    $  171      1.53%
  Savings and money market accounts ...........    136,697        1,346       3.92      114,228       938      3.26
  Certificates of deposit .....................    218,875        3,038       5.52      154,635     1,800      4.62
  Federal funds purchased and other
   borrowings .................................     10,819          187       6.76        3,775        50      5.18
                                                 ---------    ---------                --------    ------
    Total interest-bearing
     liabilities ..............................    433,981        4,866       4.45%     316,904     2,959      3.70%
                                                 ---------    ---------                --------    ------
Noninterest-bearing liabilities:
  Noninterest-bearing demand deposits .........    113,417                               82,425
   Company-obligated mandatorily
     redeemable trust preferred securities
     of subsidiary trust ......................     12,000                                   --
  Other liabilities ...........................      2,720                                1,073
                                                 ---------                             --------
    Total liabilities .........................    562,118                              400,402
                                                 ---------                             --------

Shareholders' equity ..........................     46,693                               42,390
                                                 ---------                             --------

    Total liabilities and shareholders'
      equity ..................................  $ 608,811                             $442,792
                                                 =========                             ========

Net interest rate spread ......................                               2.94%                            3.34%

Net interest income and margin(2) .............               $   5,477       3.91%                $4,351      4.18%
                                                              =========                            ======
Net interest income and margin
 (tax-equivalent basis)(3) ....................               $   5,771       4.12%                $4,435      4.26%
                                                              =========                            ======

-------------------------------

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

(4) Annualized.

                                                                  Nine Months Ended September 30,
                                                ---------------------------------------------------------------------
                                                                2000                               1999
                                                ---------------------------------    --------------------------------
                                                  Average     Interest   Average       Average    Interest   Average
                                                Outstanding    Earned/    Yield/     Outstanding  Earned/     Yield/
                                                  Balance       Paid     Rate (4)      Balance      Paid     Rate (4)
                                                -----------   ---------  --------    -----------  --------   --------
                                                                          (Dollars in thousands)
ASSETS
Interest-earning assets:
  Loans........................................  $ 229,224    $  15,095       8.80%    $183,213    $11,519     8.41%
  Securities(1)................................    312,141       14,588       6.23      224,673      9,883     5.87
  Federal funds sold and other temporary
   investments.................................      5,914          280       6.22       12,537        460     4.84
                                                 ---------    ---------                --------    -------
    Total interest-earning assets..............    547,279       29,963       7.17%     420,423     21,862     6.94%
                                                              ---------                            -------
  Less allowance for credit losses.............     (2,878)                              (1,954)
    Total interest-earning assets, net
     of allowance..............................    544,401                              418,469
     Noninterest-earning assets................     53,946                               33,404
                                                 ---------                             --------

    Total assets...............................  $ 598,347                             $451,873
                                                 =========                             ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing demand deposits.............  $  69,025    $     894       1.73%    $ 47,706    $   543     1.52%
  Savings and money market accounts............    143,042        4,001       3.74      119,563      2,951     3.30
  Certificates of deposit......................    206,152        8,081       5.24      157,248      5,538     4.71
  Federal funds purchased and other
   borrowings..................................      9,465          470       6.52        1,472         57     5.11
                                                 ---------    ---------                --------    -------
    Total interest-bearing
     liabilities...............................    427,684       13,446       4.20%     325,989      9,089     3.73%
                                                 ---------    ---------                --------    -------
Noninterest-bearing liabilities:
  Noninterest-bearing demand deposits..........    111,980                               81,959
Company-obligated mandatorily
     redeemable trust preferred securities
     of subsidiary trust.......................     12,000                                   --
  Other liabilities............................      2,022                                1,662
                                                 ---------                             --------

    Total liabilities..........................    553,686                              409,610
                                                 ---------                             --------

Shareholders' equity...........................     44,661                               42,263
                                                 ---------                             --------

    Total liabilities and shareholders'
      equity...................................  $ 598,347                             $451,873
                                                 =========                             ========

Net interest rate spread.......................                               2.97%                            3.21%

Net interest income and margin(2)..............               $  16,517       4.03%                $12,773     4.06%
                                                              =========                            =======
Net interest income and margin
 (tax-equivalent basis)(3).....................               $  17,349       4.23%                $13,032     4.14%
                                                              =========                            =======

-------------------------------

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

                                                            Three Months Ended
                                                               September 30,
                                                               2000 vs. 1999
                                                      ------------------------------
                                                          Increase
                                                         (Decrease)
                                                           Due to
                                                      -----------------
                                                      Volume      Rate       Total
                                                      ------      -----      ------
                                                          (Dollars in thousands)
   Interest-earning assets:
     Loans.........................................   $  916      $ 303      $1,219
     Securities....................................    1,303        313       1,616
     Federal funds sold and other temporary
       investments.................................      152         46         198
                                                      ------      -----      ------
       Total increase (decrease) in interest
         income....................................    2,371        662       3,033
                                                      ------      -----      ------

   Interest-bearing liabilities:
     Interest-bearing demand deposits..............       89         35         124
     Savings and money market accounts.............      184        224         408
     Certificates of deposit.......................      746        492       1,238
     Federal funds purchased and other borrowings..       93         44         137
                                                      ------      -----      ------
       Total increase (decrease) in interest
         expense...................................    1,112        795       1,907
                                                      ------      -----      ------
   Increase (decrease) in net interest income......   $1,259      $(133)     $1,126
                                                      ======      =====      ======


                                                             Nine Months Ended
                                                               September 30,
                                                               2000 vs. 1999
                                                      -----------------------------
                                                          Increase
                                                         (Decrease)
                                                           Due to
                                                      -----------------
                                                      Volume      Rate       Total
                                                      -------     -----      ------
                                                          (Dollars in thousands)
   Interest-earning assets:
     Loans.........................................   $ 2,906    $  670      $3,576
     Securities....................................     3,848       857       4,705
     Federal funds sold and other temporary
       investments.................................      (244)       64        (180)
                                                      -------    ------      ------
       Total increase (decrease) in interest
         income....................................     6,510     1,591       8,101
                                                      -------    ------      ------

   Interest-bearing liabilities:
     Interest-bearing demand deposits..............       243       108         351
     Savings and money market accounts.............       580       470       1,050
     Certificates of deposit.......................     1,729       814       2,543
     Federal funds purchased and other borrowings..       311       102         413
                                                      -------    ------      ------
       Total increase (decrease) in interest
         expense...................................     2,863     1,494       4,357
                                                      -------    ------      ------
   Increase (decrease) in net interest income......   $ 3,647    $   97      $3,744
                                                      =======    ======      ======

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

         The provision for credit losses for the nine months ended September 30, 2000 increased $20,000 to $225,000 from $205,000 in the corresponding period last year. The provision for credit losses for the three months ended September 30, 2000 and September 30, 1999 was $75,000.

Noninterest Income

         The Company's primary sources of noninterest income are service charges on deposit accounts and other banking service related fees. Noninterest income totaled $1.4 million for the three months ended September 30, 2000 compared with $789,000 for the same period in 1999, an increase of $607,000, or 76.9% Noninterest income increased $1.7 million, or 77.3%, to $3.9 million for the nine month period ending September 30, 2000 from $2.2 million for the same period in 1999. The increase in noninterest income was principally due to the South Texas Acquisition.

         The following table presents, for the periods indicated, the major categories of noninterest income:

                                                      Three Months Ended                 Nine Months Ended
                                                         September 30,                      September 30,
                                                     --------------------               ---------------------
                                                       2000        1999                   2000         1999
                                                     -------      -------               -------      --------
                                                                        (Dollars in thousands)
     Service charges on deposit accounts.......      $ 1,131      $   677               $ 3,275      $  1,919
     Other noninterest income..................          265          112                   671           318
                                                     -------      -------               -------      --------
         Total noninterest income..............      $ 1,396      $   789               $ 3,946      $  2,237
                                                     =======      =======               =======      ========

Noninterest Expense

         Noninterest expense totaled $4.0 million for the quarter ended September 30, 2000 compared with $2.7 million for the quarter ended September 30, 1999, an increase of $1.3 million, or 48.1%. Noninterest expense totaled $11.9 million for the nine months ended September 30, 2000, an increase of $3.7 million, or 45.1%, from $8.2 million for the same period in 1999. The increase in noninterest expense was primarily due to the South Texas Acquisition.

         The following table presents, for the periods indicated, the major categories of noninterest expense:

                                                                   Three Months Ended         Nine Months Ended
                                                                      September 30,             September 30,
                                                                  ---------------------      ------------------
                                                                    2000       1999            2000       1999
                                                                  ---------  ---------       --------   --------
                                                                              (Dollars in thousands)
     Salaries and employee benefits.......................        $   1,752  $   1,394       $  5,340   $  4,213
     Non-staff expenses:
         Net occupancy expense............................              218        183            639        475
         Equipment depreciation...........................              233        153            698        457
         Data processing..................................              273        209            811        625
         Professional fees................................              102         66            249        162
         Regulatory assessments and FDIC insurance........               43         21            126         64
         Ad valorem and franchise taxes...................               81         51            232        149
         Goodwill amortization............................              264        162            792        485
         Minority interest trust preferred securities.....              288         --            863         --
         Other............................................              712        495          2,105      1,538
                                                                  ---------  ---------       --------   --------
             Total non-staff expenses.....................            2,214      1,340          6,515      3,955

             Total noninterest expense....................        $   3,966  $   2,734       $ 11,855   $  8,168
                                                                  =========  =========       ========   ========

         Salaries and employee benefit expenses were $1.8 million for the quarter ended September 30, 2000 compared with $1.4 million for the quarter ended September 30, 1999, an increase of $358,000, or 25.7%. For the nine month period ended September 30, 2000, salaries and employee benefits totaled $5.3 million, an increase of $1.1 million, or 26.2%, from $4.2 million for the nine month period ending September 30, 1999. The change was due primarily to an increase in the number of employees due to the South Texas Acquisition and regular annual employee salary increases.

         Non-staff expenses increased $874,000, or 65.2%, to $2.2 million for the quarter ended September 30, 2000 compared with the same period in 1999. For the nine month period ended September 30, 2000, non-staff expenses increased $2.5 million, or 62.5%, to $6.5 million from $4.0 million for the same period in 1999. The increase was principally due to the South Texas Acquisition and the issuance of trust preferred securities.

Income Taxes

         For the three month period ended September 30, 2000, income tax expense increased $70,000, or 9.4%, to $816,000 from $746,000 for the same period in 1999. Income tax expense increased $302,000, or 14.3%, to $2.4 million for the nine months ended September 30, 2000 from $2.1 million for the same period in 1999. Both increases were primarily attributable to higher pretax net earnings.

FINANCIAL CONDITION

Loan Portfolio

         Total loans were $241.1 million at September 30, 2000, an increase of $17.6 million, or 7.9% from $223.5 million at December 31, 1999. Loan growth occurred primarily in commercial mortgages and home equity loans. Period end loans comprised 44.0% of average earning assets at September 30, 2000 compared with 49.7% at December 31, 1999.

         The following table summarizes the loan portfolio of the Company by type of loan as of September 30, 2000 and December 31, 1999:

                                              September 30,            December 31,
                                                  2000                     1999
                                          ---------------------      ----------------
                                           Amount       Percent      Amount   Percent
                                          --------      -------      ------   -------
                                                      (Dollars in thousands)
Commercial and industrial ...........     $ 25,818        10.7%    $ 28,279        12.7%
Real estate:
  Construction and land
       development ..................        4,774         2.0        4,015         1.8
  1-4 family residential ............      100,842        41.8       97,359        43.5
  Home equity .......................       16,355         6.8       11,343         5.1
  Commercial mortgages ..............       44,711        18.6       38,752        17.3
  Farmland ..........................       10,200         4.2        7,404         3.3
  Multifamily residential ...........          956         0.4        1,837         0.8
Agriculture .........................       12,101         5.0       12,735         5.7
Consumer ............................       25,312        10.5       21,781         9.8
                                          --------       -----     --------       -----
     Total loans ....................     $241,069       100.0%    $223,505       100.0%
                                          ========       =====     ========       =====

Allowance for Credit Losses

         Management actively monitors the Company's asset quality and provides specific loss allowances when necessary. Loans are charged-off against the allowance for credit losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. As of September 30, 2000, the allowance for credit losses amounted to $3.0 million, or 1.2% of total loans, compared with $2.8 million, or 1.2% of total loans, at December 31, 1999.

         Set forth below is an analysis of the allowance for credit losses for the periods indicated:


                                                               Nine Months Ended           Year Ended
                                                                 September 30,            December 31,
                                                                     2000                     1999
                                                                  ----------               ----------
                                                                         (Dollars in thousands)
         Average loans outstanding..........................      $  229,224               $  193,687
                                                                  ==========               ==========

         Gross loans outstanding at end of period...........      $  241,069               $  223,505
                                                                  ==========               ==========

         Allowance for credit losses at
           beginning of period..............................      $    2,753               $    1,850
         Balance acquired with South Texas Acquisition......              --                      566
         Provision for credit losses........................             225                      280
         Charge-offs:
           Commercial and industrial........................             (13)                     (13)
           Real estate and agriculture......................             (37)                     (43)
           Consumer.........................................             (19)                     (55)
         Recoveries:
           Commercial and industrial........................              30                       34
           Real estate and agriculture......................              41                      117
           Consumer.........................................              23                       17
                                                                  ----------               ----------
         Net recoveries (charge-offs).......................              25                       57
                                                                  ----------               ----------
         Allowance for credit losses at end of period.......      $    3,003               $    2,753
                                                                  ==========               ==========
         Ratio of allowance to end of period loans..........            1.25%                    1.23%
         Ratio of net (recoveries) charge-offs to average
           loans............................................           (0.01)                   (0.03)
         Ratio of allowance to end of period
           nonperforming loans..............................              --                       --

Nonperforming Assets

         The Company had no nonperforming assets for the periods ended September 30, 2000 and December 31, 1999, respectively. The Company generally places a loan on nonaccrual status and ceases accruing interest when the payment of principal or interest is delinquent for 90 days, or earlier in some cases, unless the loan is in the process of collection and the underlying collateral fully supports the carrying value of the loan. The Company generally charges off all loans before attaining nonaccrual status.

          The following table presents information regarding nonperforming assets as of the dates indicated:

                                                                     September 30,   December 31,
                                                                         2000            1999
                                                                     -------------   ------------
                                                                        (Dollars in thousands)
                Nonaccrual loans..................................     $   --           $    --
                Accruing loans 90 or more days past due...........         --                --
                                                                       ------           -------
                   Total nonperforming loans......................         --                --

                Other real estate.................................         --                --
                                                                       ------           -------
                   Total nonperforming assets.....................     $   --           $    --
                                                                       ======           =======

Securities

         Securities totaled $331.2 million at September 30, 2000 compared with $312.7 million at December 31, 1999, an increase of $18.5 million, or 6.0%. The increase was primarily due to acquisitions. At September 30, 2000, securities represented 47.8% of total assets compared with 51.4% of total assets at December 31, 1999.

Premises and Equipment

         Premises and equipment, net of accumulated depreciation, totaled $9.6 million and $9.8 million at September 30, 2000 and December 31, 1999, respectively.

Deposits

         Total deposits were $628.5 million at September 30, 2000 compared with $534.8 million at December 31, 1999, an increase of $93.7 million or 17.5%. At September 30, 2000, noninterest-bearing deposits accounted for approximately 19.5% of total deposits compared with 21.2% of total deposits at December 31, 1999. Interest-bearing deposits totaled $505.8 million, or 80.5%, of total deposits at September 30, 2000 compared with $421.2 million, or 78.8%, of total deposits at December 31, 1999. Discuss Compass???

Federal Funds Purchased and Other Borrowings

         The Company had no Federal Home Loan Bank ("FHLB") advances at September 30, 2000 compared with $5.7 million in FHLB advances at December 31, 1999. The amount of FHLB advances the Company has at any given time is based on the Company's daily liquidity position and will increase or decrease according to the Company's funding needs. At September 30, 2000, the Company had no federal funds purchased compared with $10.0 million in federal funds purchased at December 31, 1999.

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

         Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of September 30, 2000, the Company had cash and cash equivalents of $80.3 million, up from $36.8 million at December 31, 1999. The increase was due to an increase in federal funds sold.

Capital Resources

         Total shareholders' equity was $48.3 million at September 30, 2000 compared with $43.3 million at December 31, 1999, an increase of $5.0 million, or 1.2%. The increase was primarily due to net earnings of $6.0 million, cash dividends paid of $1.4 million, and a sale of common stock pursuant to 401(k) plan, dividend reinvestment plan, option exercises which resulted in proceeds of $247,000 for the nine months ended September 30, 2000.

         Both the Board of Governors of the Federal Reserve System, with respect to the Company, and the Federal Deposit Insurance Corporation ("FDIC"), with respect to the Bank, have established certain minimum risk-based capital standards that apply to bank holding companies and federally insured banks. As of September 30, 2000, the Company's Tier 1 risk-based capital, total risk-based capital and leverage capital ratios were 13.94%, 15.02% and 6.64%, respectively. As of September 30, 2000, the Bank's risk-based capital ratios were above the levels required for the Bank to be designated as "well capitalized" by the FDIC, with Tier-1 risk-based capital, total risk-based capital and leverage capital ratios of 13.49%, 14.57% and 6.43%, respectively.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company manages market risk, which for the Company is primarily interest rate risk, through its Asset Liability Committee which is composed of senior officers of the Company, in accordance with policies approved by the Company's Board of Directors. The Company uses simulation analysis to examine the potential effects of market changes on net interest income and market value. It considers macroeconomic variables, Company strategy, liquidity and other factors as it quantifies market risk. There have been no material changes of this nature since the filing of the Company's Form 10-K on March 8, 2000. See Form 10-K, Item 7 "Management's Discussion and Analysis and Results of Operations-Interest Rate Sensitivity and Liquidity".

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

           Not applicable

ITEM 5.  OTHER INFORMATION

           Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       a. Exhibits:

          Exhibit 27            Financial Data Schedule

       b. No reports on Form 8-K were filed by the Company during the three months ended September 30, 2000.


SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     PROSPERITY BANCSHARES, INC.
                                                             (Registrant)


                Date: November 6, 2000               /s/ DAVID ZALMAN
                      -----------------              -------------------------
                                                          David Zalman
                                                       President/Secretary



                Date: November 6, 2000               /s/ DAVID HOLLAWAY
                      ------------------             -------------------------
                                                          David Hollaway
                                                      Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit
Number                 Description
-------                -----------
  27                   Financial Data Schedule