Form 10-Q/A
period 2000-09-30
PROSPERITY BANCSHARES INC
filed 2000-11-15
CIK 1068851

                                  FORM 10-Q/A*


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


    * The Company's Form 10-Q for the quarter ended September 30, 2000 is hereby amended to clarify proofing errors made in Part I, Item 2.

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

Deposits


         Total deposits were $628.5 million at September 30, 2000 compared with $534.8 million at December 31, 1999, an increase of $93.7 million or 17.5%. At September 30, 2000, noninterest-bearing deposits accounted for approximately 19.5% of total deposits compared with 21.2% of total deposits at December 31, 1999. Pursuant to the Compass Acquisition, the Company acquired $87.3 million in deposits on September 15, 2000.


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

                                                     PROSPERITY BANCSHARES, INC.
                                                             (Registrant)



                Date: November 15, 2000              /s/ DAVID ZALMAN
                      -----------------              -------------------------

                                                          David Zalman
                                                       President/Secretary




                Date: November 15, 2000              /s/ DAVID HOLLAWAY
                      ------------------             -------------------------

                                                          David Hollaway
                                                      Chief Financial Officer
                                       19