Form 10-K
period 2000-12-31
PROSPERITY BANCSHARES INC
filed 2001-02-22
CIK 1068851

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                             ______________________
(Mark One)
                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For The Fiscal Year Ended December 31, 2000
                                      OR
[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

           For the transition period from      to

                        Commission File Number 0-25051

                       PROSPERITY BANCSHARES, INC.(SM)
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

                            Common Stock, par value
                                $1.00 per share
                                ---------------

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [_]

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K. [X]

          As of February 15, 2001, the number of outstanding shares of Common Stock was 5,276,525. As of such date, the aggregate market value of the shares of Common Stock held by non-affiliates, based on the closing price of the Common Stock on the Nasdaq National Market System on such date, was approximately $88,874,045.

                      DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Company's Proxy Statement relating to the 2001 Annual Meeting of
 Shareholders, which will be filed within 120 days after December 31, 2000, are incorporated by reference into Part III, Items 10-13 of this Form 10-K.

                        PROSPERITY BANCSHARES, INC.(sm)
                        2000 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

PART I
      Item 1.   Business................................    2
                General.................................    2
                Bank Activities.........................    3
                Business Strategies.....................    3
                Subsequent Event........................    4
                Competition.............................    4
                Associates..............................    5
                Supervision and Regulation..............    5
      Item 2.   Properties..............................   11
      Item 3.   Legal Proceedings.......................   12
      Item 4.   Submission of Matters to a Vote of
                Security Holders........................   12

PART II
      Item 5.   Market for Registrant's Common Equity
                and Related Shareholder Matters.........   13
      Item 6.   Selected Consolidated Financial Data....   14
      Item 7.   Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations..............................   16
                Overview................................   16
                Results of Operations...................   16
                Financial Condition.....................   20
      Item 7A.  Quantitative and Qualitative Disclosures
                about Market Risk.......................   32
      Item 8.   Financial Statements and Supplementary
                Data...................................    32
      Item 9.   Changes In and Disagreements with
                Accountants on Accounting and Financial
                Disclosure..............................   34

PART III
      Item 10.  Directors and Executive Officers of the
                Registrant..............................   34
      Item 11.  Executive Compensation..................   34
      Item 12.  Security Ownership of Certain Beneficial
                Owners and Management...................   34
      Item 13.  Certain Relationships and Related
                Transactions............................   34

Part IV
      Item 14.  Exhibits, Financial Statement Schedules
                and Reports on Form 8-K.................   34

PART I

         SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

     Statements and financial discussion and analysis contained in this Annual Report on Form 10-K of Prosperity Bancshares, Inc.(sm) (the "Company") that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions for the Private Litigation Reform Act of 1995. Forward-looking statements which describe the Company's future plans, strategies and expectations, are based on assumptions and involve a number of risks and uncertainties, many of which are beyond the Company's control. The important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation:

     . changes in interest rates and market prices, which could reduce the Company's net interest margins, asset valuations and expense expectations;

     . changes in the levels of loan prepayments and the resulting effects on the value of the Company's loan portfolio;

     . changes in local economic and business conditions which adversely affect the Company's customers and their ability to transact profitable business with the Company, including the ability of its borrowers to repay their loans according to their terms or a change in the value of the related collateral;

     . increased competition for deposits and loans adversely affecting rates and terms;

     . the timing, impact and other uncertainties of the Company's future acquisitions, including the Company's ability to identify suitable future acquisition candidates, the success or failure in the integration of their operations, and the Company's ability to enter new markets successfully and capitalize on growth opportunities;

     . increased credit risk in the Company's assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of the total loan portfolio;

     . the failure of assumptions underlying the establishment of and provisions made to the allowance for credit losses;

     . changes in the availability of funds resulting in increased costs or reduced liquidity;

     . increased asset levels and changes in the composition of assets and the resulting impact on the Company's capital levels and regulatory capital ratios;

     . the Company's ability to acquire, operate and maintain cost effective and efficient systems without incurring unexpectedly difficult or expensive, but necessary technological changes;

     . the loss of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensations levels; and

     . changes in statutes and government regulations or their interpretations applicable to bank holding companies and the Company's present and future banking and other subsidiaries, including changes in tax requirements and tax rates.

     The Company undertakes no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1. BUSINESS

GENERAL

     The Company was formed in 1983 as a vehicle to acquire the former Allied Bank in Edna, Texas which was chartered in 1949. The Company derives substantially all of its income from its wholly-owned bank subsidiary, First Prosperity Bank/sm/ (the "Bank"), which has 18 full-service banking locations ("Banking Centers") in the greater Houston metropolitan area and twelve contiguous counties situated south and southwest of Houston and extending into South Texas. The Company's headquarters are located at 3040 Post Oak Blvd. in Houston, Texas and its telephone number is (713) 993-0002.

     Operating under a community banking philosophy, the Company seeks to develop broad customer relationships based on service and convenience while maintaining its conservative approach to lending and strong asset quality. The Company has grown through a combination of internal growth, the acquisition of community banks, branches of banks and the opening of new banking centers. Utilizing a low cost of funds and employing stringent cost controls, the Company has been profitable in every full year of its existence, including the period of adverse economic conditions in Texas in the late 1980s. From 1988 to 1992, as a sound and profitable institution, the Company took advantage of this economic downturn and acquired the deposits and certain assets of failed banks in West Columbia, El Campo and Cuero, Texas and two failed banks in Houston, which diversified the Company's franchise and increased its core deposits. The Company opened a full-service Banking Center in Victoria, Texas in 1993 and the following year established a Banking Center in Bay City, Texas. The Company expanded its Bay City presence in 1996 with the acquisition of an additional branch location from Norwest Bank Texas, and in 1997, the Company acquired the Angleton, Texas branch of Wells Fargo Bank (the "Angleton Acquisition"). In 1998, the Company enhanced its West Columbia Banking Center with the purchase of a commercial bank branch located in West Columbia and acquired Union State Bank in East Bernard, Texas, (the "Union Acquisition").

     In 1999, the Company acquired South Texas Bancshares, Inc. and its wholly owned subsidiary, The Commercial National Bank of Beeville ("CNB"), with locations in Beeville, Mathis and Goliad, Texas (the "South Texas Acquisition"). The Company acquired trust powers in connection with the South Texas Acquisition. Additionally, effective September 15, 2000, the Company purchased certain assets and assumed certain liabilities of five branches of Compass Bank located in El Campo, Hitchcock, Needville, Palacios and Sweeny, Texas (the "Compass Acquisition"). With the exception of the El Campo location, the former Compass branches are being operated as full-service Banking Centers. The El Campo location has been combined with the Company's El Campo Banking Center.

     The Company's primary market consists of the communities served by its three locations in the greater Houston metropolitan area and its 15 locations in twelve contiguous counties located to the south and southwest of Houston. Texas Highway 59 (scheduled to become Interstate Highway 69), which serves as the primary "NAFTA Highway" linking the interior United States and Mexico, runs directly through the center of the Company's market area. The increased traffic along this NAFTA Highway has enhanced economic activity in the Company's market area and created opportunities for growth. The diverse nature of the economies in each local market served by the Company provides the Company with a varied customer base and allows the Company to spread its lending risk throughout a number of different industries including farming, ranching, petrochemicals, manufacturing, tourism, recreation and professional service firms and their principals. The Company's market areas outside of Houston are dominated by either small community banks or branches of large regional banks. Management believes that the Company, as one of the few mid-sized financial institutions that combines responsive community banking with the sophistication of a regional bank holding company, has a competitive advantage in its market area and excellent growth opportunities through acquisitions, new branch locations and additional business development.

     The Company's directors and officers are important to the Company's success and play a key role in the Company's business development efforts by actively participating in a number of civic and public service activities in the communities served by the Company, such as the Rotary Club, Lion's Club, Pilot Club, United Way and Chamber of Commerce. In addition, the Company's Banking Centers in Bay City, Clear Lake, East Bernard, Mathis, Meyerland and Post Oak maintain Community Development Boards, whose function is to solicit new business, develop customer relations and provide valuable community knowledge to their respective Banking Center Presidents.

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

BANK ACTIVITIES

     The Company offers a variety of traditional loan and deposit products to its customers, which consist primarily of consumers and small and medium-sized businesses. The Company tailors its products to the specific needs of customers in a given market. At December 31, 2000, the Company maintained approximately 49,000 separate deposit accounts and 7,000 separate loan accounts and approximately 18.5% of the Company's total deposits were noninterest-bearing demand deposits. For the period ended December 31, 2000, the Company's average cost of funds was 3.46%.

     The Company has been an active mortgage lender, with 1-4 family residential and commercial mortgage loans comprising 59.4% of the Company's total loans as of December 31, 2000. The Company also offers loans for automobiles and other consumer durables, home equity loans, debit cards, personal computer banking and other cash management services and telebanking. By offering certificates of deposit, NOW accounts, savings accounts and overdraft protection at competitive rates, the Company gives its depositors a full range of traditional deposit products. The Company has successfully introduced the Sunburst account, which for a monthly fee provides consumers with a package of benefits including unlimited free checking, personalized checks, credit card protection, free travelers checks, cashier's checks, money orders and certain travel discounts.

     The businesses targeted by the Company in its lending efforts are primarily those that require loans in the $100,000 to $3.0 million range. The Company offers these businesses a broad array of loan products including term loans, lines of credit and loans for working capital, business expansion and the purchase of equipment and machinery, interim construction loans for builders and owner-occupied commercial real estate loans. For its business customers, the Company has developed a specialized checking product called Business 10 Checking which provides discounted fees for checking and normal account analysis.

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

     Increase Loan Volume and Diversify Loan Portfolio. Historically, the Company has elected to sacrifice some earnings for the historically lower credit losses associated with home mortgage loans. While maintaining its conservative approach to lending, the Company plans to emphasize both new and existing loan products, focusing on growing its home equity and commercial loan portfolios. Among new loan products, the Company successfully introduced home equity lending in 1998. The balance of home equity loans was $16.8 million at December 31, 2000 and $11.3 million at December 31, 1999. The Company has also increased its number of loans to finance the construction of commercial owner-occupied real estate and loans to commercial businesses for accounts receivable financing and other purposes. The Company also targets professional service firms such as legal and medical practices for both loans secured by owner-occupied premises and personal loans to their principals. As an outgrowth of its traditional mortgage lending activity, the Company is making more jumbo mortgage loans, particularly in the Houston area.

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

     Enhance Cross-Selling. The Company recognizes that its customer base provides significant opportunities to cross-sell various products and it seeks to develop broader customer relationships by identifying cross-selling opportunities. The Company uses incentives and friendly competition to encourage cross-selling efforts and increase cross-selling results. To assist with cross-selling efforts, the Company has updated its technology to help officers and associates identify cross-selling opportunities. Using data, which includes existing and related account relationships, the Company's officers and associates inform customers of additional products when customers visit or call the various Banking Centers or use their drive-in facilities. In addition, the Company includes product information in monthly statements and other mailings. The products most frequently targeted for cross-selling include auto loans, mortgage loans, home equity loans, checking accounts, savings accounts, certificates of deposit, individual retirement accounts, direct deposit accounts, personal computer banking and safe deposit boxes.

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

SUBSEQUENT EVENT

     The Company actively pursues an acquisition strategy designed to increase efficiency, market share and return to shareholders. As part of this strategy, on November 8, 2000, the Company entered into an Agreement and Plan of Reorganization (the "Agreement") with Commercial Bancshares, Inc., a Texas corporation ("Commercial"), whereby Commercial will merge with and into the Company (the "Merger"). Also, pursuant to the Agreement, Commercial's subsidiary, Heritage Bank, will merge with and into the Bank. The shareholders of Commercial approved the Merger at a special meeting of shareholders held on February 14, 2001 and the shareholders of the Company approved the Merger and the issuance of shares of Company Common Stock at a special meeting of shareholders held on February 21, 2001. The Company has also received all required regulatory approvals. It is anticipated that the Merger will be consummated in late February.

     As a result of the Merger, the holders of Commercial common stock will receive 155 shares of Company Common Stock for each share of Commercial common stock they own at the effective time ("Effective Time") of the Merger. Based on this exchange ratio, the Company will issue an aggregate of 2,800,385 shares of its Common Stock in connection with the Merger. In addition, the options to purchase shares of Commercial common stock which were outstanding at the Effective Time will be converted into options to purchase shares of Company Common Stock. As of February 15, 2001, there were options outstanding to purchase 90 shares of Commercial common stock at exercise prices ranging from $225.00 per share to $1,600.00 per share which will be converted into options to purchase 13,950 shares of Company Common Stock at exercise prices ranging from $1.45 per share to $10.32 per share. The converted options will be governed by the original plans under which they were granted.

     Similar to its previous acquisitions, management believes that this merger will enable the Company to achieve certain economies of scale and savings from the operation of the newly acquired banking offices as additional Banking Centers. Heritage Bank has 12 full-service banking locations in the Houston metropolitan area and in three adjacent counties, including Houston-Bellaire, Cleveland, Cypress, Fairfield, Houston-Downtown, Houston-Medical Center, Houston-River Oaks/Galleria, Houston-Tanglewood/Memorial, Houston-Waugh Drive, Liberty, Magnolia and Wharton. Commercial offers conventional consumer and commercial products and services, including interest and noninterest-bearing depositor accounts and commercial, consumer and real estate loans. As of December 31, 2000, Commercial had total assets of approximately $443.0 million, total loans of approximately $162.5 million, total deposits of approximately $399.3 million and total shareholders' equity of approximately $27.7 million.

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

       Under the Gramm-Leach-Bliley Act, securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. The Gramm-Leach-Bliley Act may significantly change the competitive environment in which the Company and its subsidiaries conduct business. See "Supervision and Regulation-The Company". The financial services industry is also likely to become even more competitive as further technological advances enable more companies to provide financial services. These technological advances may diminish the importance of depository institutions and other financial intermediaries in the transfer of funds between parties.

ASSOCIATES

     As of December 31, 2000, the Company and the Bank had 193 full-time equivalent associates, 82 of whom were officers of the Bank. The Company provides medical and hospitalization insurance to its full-time associates. The Company considers its relations with associates to be excellent. Neither the Company nor the Bank is a party to any collective bargaining agreement.

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

     In the event of a bank holding company's bankruptcy under Chapter 11 of the U.S. Bankruptcy Code, the trustee will be deemed to have assumed and is required to cure immediately any deficit under any commitment by the debtor holding company to any of the federal banking agencies to maintain the capital of an insured depository institution. Any claim for breach of such obligation will generally have priority over most other unsecured claims.

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

       However, the Gramm-Leach-Bliley Act, effective March 11, 2000, eliminated the barriers to affiliations among banks, securities firms, insurance companies and other financial service providers and permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The Gramm-Leach-Bliley Act defines "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

       Under the Gramm-Leach-Bliley Act, a bank holding company may become a financial holding company by filing a declaration with the Federal Reserve Board if each of its subsidiary banks is well capitalized under the FDICIA prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act of 1977 ("CRA"). The Company received approval to become a financial holding company on April 18, 2000.

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

     Capital Adequacy Requirements. The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a "risk-weighted" asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 2000, the Company's ratio of Tier 1 capital to total risk-weighted assets was 14.00% and its ratio of total capital to total risk-weighted assets was 15.06%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Capital Resources."

     In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company's Tier 1 capital divided by its average total consolidated assets. Certain highly rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies are be required to maintain a leverage ratio of 4.0%. As of December 31, 2000, the Company's leverage ratio was 6.14%.

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

     Control Acquisitions. The Change in Bank Control Act prohibits a person or group of persons from acquiring "control" of a bank holding company unless the Federal Reserve Board has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve Board, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, such as the Company, would, under the circumstances set forth in the presumption, constitute acquisition of control of the Company.

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

     The FDIC's risk-based capital guidelines generally require state banks to have a minimum ratio of Tier 1 capital to total risk-weighted assets of 4.0% and a ratio of total capital to total risk-weighted assets of 8.0%. The capital categories have the same definitions for the Bank as for the Company. As of December 31, 2000, the Bank's ratio of Tier 1 capital to total risk-weighted assets was 13.77% and its ratio of total capital to total risk-weighted assets was 14.83%. See "Management's Discussion and Analysis of Financial Condition and Result of Operation of the Company - Financial Condition - Capital Resources."

     The FDIC's leverage guidelines require state banks to maintain Tier 1 capital of no less than 4.0% of average total assets, except in the case of certain highly rated banks for which the requirement is 3.0% of average total assets. The Texas Banking Department has issued a policy which generally requires state chartered banks to maintain a leverage ratio (defined in accordance with federal capital guidelines) of 6.0% . As of December 31, 2000, the Bank's ratio of Tier 1 capital to average total assets (leverage ratio) was 6.04%. See "Management's Discussion and Analysis of Financial Condition and Result of Operation of the Company - Financial Condition - Capital Resources."

     Corrective Measures for Capital Deficiencies. The federal banking regulators are required to take "prompt corrective action'' with respect to capital-deficient institutions. Agency regulations define, for each capital category, the levels at which institutions are "well capitalized," "adequately capitalized," "under capitalized," "significantly under capitalized" and "critically under capitalized." A "well capitalized" bank has a total risk-based capital ratio of 10.0% or higher; a Tier 1 risk-based capital ratio of 6.0% or higher; a leverage ratio of 5.0% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. An "adequately capitalized" bank has a total risk-based capital ratio of 8.0% or higher; a Tier 1 risk-based capital ratio of 4.0% or higher; a leverage ratio of 4.0% or higher (3.0% or higher if the bank was rated a composite 1 in its most recent examination report and is not experiencing significant growth); and does not meet the criteria for a well capitalized bank. A bank is "under capitalized" if it fails to meet any one of the ratios required to be adequately capitalized. The Bank is classified as "well capitalized" for purposes of the FDIC's prompt corrective action regulations.

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

     On September 30, 1996, President Clinton signed into law an act that contained a comprehensive approach to re-capitalizing the Savings Association Insurance Fund ("SAIF") and to assure the payment of the Financing Corporation's ("FICO") bond obligations. Under this new act, banks insured under the BIF are required to pay a portion of the interest due on bonds that were issued by FICO to help shore up the ailing Federal Savings and Loan Insurance Corporation in 1987. The BIF-rate was required to equal one-fifth of the SAIF rate through year-end 1999, or until the insurance funds merged, whichever occurred first. Thereafter, BIF and SAIF payers will be assessed pro rata for the FICO bond obligations. With regard to the assessment for the FICO obligation, for the fourth quarter 2000, both the BIF and SAIF rates were .02120% of deposits.

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

INSTABILITY AND REGULATORY STRUCTURE

     Various legislation, such as the Gramm-Leach-Bliley Act which expanded the powers of banking institutions and bank holding companies, and proposals to overhaul the bank regulatory system and limit the investments that a depository institution may make with insured funds, is from time to time introduced in Congress. Such legislation may change banking statutes and the operating environment of the Company and its banking subsidiaries in substantial and unpredictable ways. The Company cannot determine the ultimate effect that the Gramm-Leach-Bliley Act will have, or the effect that any potential legislation, if enacted, or implemented regulations with respect thereto, would have, upon the financial condition or results of operations of the Company or its subsidiaries.

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

ITEM 2.  PROPERTIES

     The Company conducts business at 18 full-service banking locations. The Company's headquarters are located at 3040 Post Oak Blvd., Houston, Texas. The Company owns all of the buildings in which its Banking Centers are located other than the Post Oak, Meyerland, Victoria, Palacios and Needville Banking Centers. The lease terms of these Banking Centers expire in July 2002, October 2003, December 2001, December 2003 and June 2001, respectively. The expiration dates do not include the renewal option periods which may be available. The following table sets forth specific information on each such location:


Location                           Address              Deposits at December 31, 2000
---------------------   -----------------------------   -----------------------------
                                                           (Dollars in thousands)
     Angleton           116 South Velasco                           $28,637
                        Angleton, TX  77516

     Bay City (1)       1600 Seventh St.                            $46,166
                        Bay City, TX  77404

     Beeville (2)       100 South Washington                        $88,051
                        Beeville, TX  78102

     Clear Lake         100 West Medical Center Blvd.               $39,780
                        Webster, TX  77598

     Cuero              106 North Esplanade                         $23,394
                        Cuero, TX  77954

     East Bernard       700 Church St.                              $62,136
                        East Bernard, TX  77435

     Edna               102 North Wells                             $38,611
                        Edna, TX  77962

     El Campo           1301 North Mechanic                         $74,008
                        El Campo, TX  77437

     Goliad             145 North Jefferson                         $11,634
                        Goliad, TX  77963

     Hitchcock          8300 Highway 6                              $18,066
                        Hitchcock, TX  77563

     Mathis             103 North Highway 359                       $27,452
                        Mathis, TX  78368

     Meyerland          8801 West Loop South                        $25,514
                        Houston, TX  77252

     Needville          8914 North Main Street                      $15,155
                        Needville, TX  77461

     Palacios           315 Henderson                               $25,782
                        Palacios, TX  77465

     Post Oak           3040 Post Oak Blvd. Suite 150               $39,333
                        Houston, TX  77056

     Sweeny             206 North McKinney                          $14,671
                        Sweeny, TX  77480

     Victoria           2702 North Navarro                          $15,458
                        Victoria, TX  77903

     West Columbia      510 East Brazos                             $40,414
                        West Columbia, TX  77486

------------------
(1) The Bay City Banking Center consists of the main office located at 1600 Seventh Street and a drive-thru facility located approximately one mile from the main office.

(2) The Beeville Banking Center consists of the main office located at 100 South Washington and a drive-thru facility located approximately one-half mile from the main office.

ITEM 3.  LEGAL PROCEEDINGS

     Neither the Company nor the Bank is currently a party to any material legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2000.

PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's Common Stock began trading on November 12, 1998 and is listed on the Nasdaq National Market System ("Nasdaq NMS") under the symbol "PRSP". Prior to that date, the Common Stock was privately held and not listed on any public exchange or actively traded. The Company had a total of 5,271,525 shares outstanding at December 31, 2000. As of February 15, 2001, there were 204 shareholders of record. The number of beneficial owners is unknown to the Company at this time.

  The following table presents the high and low sales prices for the Common Stock reported on the Nasdaq NMS during the two years ended December 31, 2000:

          2000                  High     Low
          ----                  -----    ---
          Fourth Quarter...   $20.000   $17.125
          Third Quarter....    18.875    16.125
          Second Quarter...    16.875    13.938
          First Quarter....    16.689    12.875

          1999
          ----
          Fourth Quarter...    17.875    14.000
          Third Quarter....    16.875    13.875
          Second Quarter...    15.000    12.313
          First Quarter....    13.250    12.063

     Holders of Common Stock are entitled to receive dividends when, as and if declared by the Company's Board of Directors out of funds legally available therefor. While the Company has declared dividends on its Common Stock since 1994, and paid quarterly dividends aggregating $0.36 per share in 2000 and aggregating $0.20 per share in 1999, there is no assurance that the Company will continue to pay dividends in the future.

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

The cash dividends paid per share by quarter for the Company's last two fiscal years were as follows:

                      2000    1999
                     -----   -----
Fourth quarter....   $0.09   $0.05

Third quarter.....    0.09    0.05

Second quarter....    0.09    0.05

First quarter.....    0.09    0.05

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data for, and as of the end of, each of the years in the five-year period ended December 31, 2000 are derived from and should be read in conjunction with the Company's consolidated financial statements and the notes thereto and the information contained in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The consolidated financial statements as of December 31, 2000, 1999 and 1998 and for each of the years in the three-year period ended December 31, 2000 and the report thereon of Deloitte & Touche LLP are included elsewhere in this document.


                                          As of and for the Years Ended December 31,
                                ----------------------------------------------------------
                                  2000           1999        1998       1997        1996
                                --------        -------    --------   --------    --------
                                       (Dollars in thousands, except per share data)
INCOME STATEMENT DATA:
Interest income..............   $ 41,606     $   31,412    $ 23,422   $ 19,970    $ 16,841
Interest expense.............     19,394         13,033      10,128      9,060       7,923
                                --------        -------    --------   --------    --------
 Net interest income.........     22,212         18,379      13,294     10,910       8,918
Provision for credit losses..        275            280         239        190         230
                                --------        -------    --------   --------    --------
 Net interest income after
  provision for credit
  losses.....................     21,937         18,099      13,055     10,720       8,688
Noninterest income...........      5,352          3,521       2,492      2,264       1,897
Noninterest expense..........     16,093         12,138       9,058      7,836       6,634
                                --------        -------    --------   --------    --------
 Income before taxes.........     11,196          9,482       6,489      5,148       3,951
Provision for income taxes...      3,169          3,008       2,029      1,586       1,240
                                --------        -------    --------   --------    --------
Net income...................   $  8,027     $    6,474    $  4,460   $  3,562    $  2,711
                                ========    ===========    ========   ========    ========

PER SHARE DATA(1):
Basic earnings per share.....   $   1.53     $     1.25    $   1.08   $   0.94    $   0.77
Diluted earnings per share...       1.48           1.20        1.04       0.92        0.76
Book value per share.........       9.98           8.33        8.01       6.22        5.36
Cash dividends declared......       0.36           0.20        0.20       0.15        0.10
Dividend payout ratio........      23.52%         16.02%      23.70%     16.11%      12.95%
Weighted average shares
 outstanding (basic)
 (in thousands)..............      5,232          5,186       4,116      3,778       3,513
Weighted average shares
 outstanding (diluted)
 (in thousands)..............      5,418          5,392       4,309      3,864       3,560
Shares outstanding at end of
 period (in thousands).......      5,272          5,195       5,173      3,990       3,510

BALANCE SHEET DATA (AT
 PERIOD END):
Total assets.................   $703,073     $  608,673    $436,312   $320,143    $293,988
Securities...................    379,652        312,671     227,744    167,868     147,564
Loans........................    248,665        223,505     170,478    120,578     113,382
Allowance for credit losses..      3,099          2,753       1,850      1,016         923
Total deposits...............    634,262        534,756     390,659    291,516     270,866
Borrowings and notes payable.         --         15,700       2,437      2,800       3,267
Total shareholders' equity...     52,619         43,266      41,435     24,818      18,833

AVERAGE BALANCE SHEET DATA:
Total assets.................   $621,105     $  485,757    $354,851   $304,086    $257,205
Securities...................    330,323        241,543     178,416    157,677     127,607
Loans........................    232,836        193,687     143,196    117,586     104,534
Allowance for credit losses..      2,924          2,146       1,271        961         820
Total deposits...............    553,486        438,623     323,045    278,377     236,334
Total shareholders' equity...     46,096         42,745      27,933     21,821      17,646

PERFORMANCE RATIOS:
Return on average assets.....       1.29%          1.33%       1.26%      1.17%       1.05%
Return on average equity.....      17.41          15.15       15.97      16.32       15.36
Net interest margin
 (tax-equivalent) (2)........       4.09           4.18        4.13       4.02        3.91
Efficiency ratio(3)..........      56.57          55.13       57.38      59.48       61.34

                        (Table continued on next page)


                                          As of and for the Years Ended December 31,
                                ----------------------------------------------------------
                                  2000           1999        1998       1997        1996
                                --------        -------    --------   --------    --------
                                       (Dollars in thousands, except per share data)
Asset Quality Ratios(4):
Nonperforming assets to
 total loans and
 other real estate...........       0.00%          0.00%       0.00%      0.00%       0.00%
Net loan (recoveries)
 charge-offs
  to average loans...........      (0.01)         (0.03)       0.05       0.08        0.06
Allowance for credit losses
 to total loans..............       1.25           1.23        1.09       0.84        0.81
Allowance for credit losses
 to nonperforming loans(5)...         --             --          --         --          --

CAPITAL RATIOS(4):
Leverage ratio...............       6.14%          6.28%       7.58%      6.30%       5.45%
Average shareholders' equity
 to average total assets.....       7.42           8.80        7.87       7.18        6.86
Tier 1 risk-based capital
 ratio.......................      14.00          14.35       18.02      14.94       13.11
Total risk-based capital
 ratio.......................      15.06          16.71       19.08      15.73       13.89

------------------
(1)  Adjusted for a four-for-one stock split effective September 10, 1998.

(2)  Calculated on a tax-equivalent basis using a 34% federal income tax rate.

(3) Calculated by dividing total noninterest expense, excluding securities losses and credit loss provisions, by net interest income plus noninterest income. The interest expense related to debentures issued by the Company in connection with the issuance by a subsidiary trust of trust preferred securities is treated as interest expense for this calculation. Additionally, taxes are not part of this calculation.

(4) At period end, except for net loan charge-offs to average loans and average shareholders' equity to average total assets, which is for periods ended at such dates.

(5) Nonperforming loans consist of nonaccrual loans, loans contractually past due 90 days or more and restructured loans. The Company had no significant nonperforming loans at any of the dates indicated.

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

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

OVERVIEW

     Net income was $8.0 million, $6.5 million and $4.5 million for the years ended December 31, 2000, 1999 and 1998, respectively, and diluted earnings per share were $1.48, $1.20 and $1.04, respectively for these same periods. Earnings growth from both 1998 to 1999 and 1999 to 2000 resulted principally from an increase in loan volume and acquisitions, including the South Texas Acquisition and the Union Acquisition. The Company posted returns on average assets of 1.29%, 1.33% and 1.26% and returns on average equity of 17.41%, 15.15% and 15.97% for the years ended December 31, 2000, 1999 and 1998, respectively. The Company posted returns on average assets excluding amortization of goodwill and related tax expense of 1.45%, 1.46% and 1.37% and returns on average equity excluding amortization of goodwill and related tax expense of 19.57%, 16.57% and 17.38% for the years ended December 31, 2000, 1999 and 1998, respectively. The Company's efficiency ratio was 56.57% in 2000, 55.13% in 1999 and 57.38% in 1998. The Company's efficiency ratio excluding amortization of goodwill was 52.32% in 2000, 51.85% in 1999 and 54.21% in 1998.

     Total assets at December 31, 2000, 1999 and 1998 were $703.1 million, $608.7 million and $463.3 million, respectively. Total deposits at December 31, 2000, 1999 and 1998 were $634.3 million, $534.8 million, and $390.7 million, respectively, with deposit growth in each period resulting from acquisitions and internal growth. Total loans were $248.7 at December 31, 2000, an increase of $25.2 million or 11.3% from $223.5 million at the end of 1999. Total loans were $170.5 million at year-end 1998. At December 31, 2000, the Company had no nonperforming loans and its allowance for credit losses was $3.1 million. Shareholders' equity was $52.6 million, $43.3 million and $41.4 million at December 31, 2000, 1999 and 1998, respectively.

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

     2000 versus 1999. Net interest income for 2000 was $22.2 million compared with $18.4 million for 1999, an increase of $3.8 million or 20.7%. The improvement in net interest income for 2000 was mainly due to an increase in total average interest-earning assets. Average interest-earning assets increased $123.7 million from $449.7 million in 1999 to $573.4 million in 2000. Total cost of interest-bearing liabilities increased 61 basis points from 3.72% in 1999 to 4.33% in 2000. For 2000, the net interest margin on a tax-equivalent basis decreased nine basis points to 4.09% from 4.18% in 1999.

     1999 versus 1998. Net interest income for 1999 was $18.4 million compared with $13.3 million for 1998, an increase of $5.1 million or 38.3%. The improvement in net interest income for 1999 was mainly due to an increase in total average interest-earning assets and a decrease in funding costs. Average interest-earning assets increased $121.4 million from $328.3 million to $449.7 million in 1999. Total cost of interest-bearing liabilities decreased 24 basis points from 3.96% in 1998 to 3.72% in 1999. For 1999, the net interest margin on a tax-equivalent basis increased five basis points to 4.18% from 4.13% in 1998.

     The following table presents for the periods indicated the total dollar amount of average balances, interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Except as indicated in the footnotes, no tax-equivalent adjustments were made and all average balances are daily average balances. Any nonaccruing loans have been included in the table as loans carrying a zero yield.


                                                       Years Ended December 31,
                                ----------------------------------------------------------------------
                                                   2000                             1999
                                ---------------------------------   ----------------------------------
                                  Average      Interest   Average     Average      Interest   Average
                                Outstanding    Earned/     Yield/   Outstanding    Earned/     Yield/
                                  Balance        Paid       Rate      Balance       Paid       Rate
                                -----------    --------   -------   -----------   ---------  ---------
                                                          (Dollars in thousands)
ASSETS
Interest-earning assets:
  Loans......................      $232,836     $20,537     8.82%     $193,687     $16,386      8.46%
  Securities(1)..............       330,323      20,400     6.18       241,543      14,292      5.92
  Federal funds sold and
   other temporary
   investments...............        10,193         669     6.56        14,491         734      5.00
                                   --------     -------               --------     -------
     Total interest-earning
      assets.................       573,352      41,606     7.26%      449,721      31,412      6.98%
                                                -------                            -------
  Less allowance for credit
   losses....................        (2,924)                            (2,146)
                                   --------                           --------
     Total interest-earning
      assets, net
      of allowance...........       570,428                            447,575
   Noninterest-earning assets        50,677                             38,182
                                   --------                           --------
     Total assets............      $621,105                           $485,757
                                   ========                           ========

LIABILITIES AND
 SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing demand
   deposits..................      $ 70,676     $ 1,207     1.71%     $ 54,396     $   862      1.58%
  Savings and money market
   accounts..................       146,082       5,575     3.82       125,015       4,103      3.28
  Certificates of deposit....       223,894      12,142     5.42       169,417       8,006      4.73
  Federal funds purchased
   and other borrowings......         7,141         470     6.58         1,169          62      5.23
                                   --------     -------               --------     -------
     Total interest-bearing
      liabilities............       447,793      19,394     4.33%      349,997      13,033      3.72%
                                   --------     -------               --------     -------
Noninterest-bearing
 liabilities:
  Noninterest-bearing demand
   deposits..................       112,834                             89,795
  Company obligated
   mandatorily redeemable
    trust preferred
     securities of subsidiary
    trust....................        12,000                              1,500
  Other liabilities..........         2,382                              1,720
                                   --------                           --------
     Total liabilities.......       575,009                            443,012
                                   --------                           --------
Shareholders' equity.........        46,096                             42,745
                                   --------                           --------
     Total liabilities and
      shareholders'
      equity.................      $621,105                           $485,757
                                   ========                           ========
Net interest rate spread.....                               2.93%                               3.26%
Net interest income and
 margin(2)...................                   $22,212     3.87%                  $18,379      4.09%
                                                =======                            =======
Net interest income and
 margin......................
 (tax-equivalent basis)(3)...                   $23,470     4.09%                  $18,781      4.18%
                                                =======                            =======



                                      Years Ended December 31,
                                ---------------------------------
                                               1998
                                ---------------------------------
                                  Average      Interest   Average
                                Outstanding    Earned/     Yield/
                                  Balance       Paid        Rate
                                -----------    --------   -------
                                      (Dollars in thousands)
ASSETS
Interest-earning assets:
  Loans......................    $143,196      $ 12,282     8.58%
  Securities(1)..............     178,416        10,834     6.07
  Federal funds sold and
   other temporary
   investments...............       6,676           306     4.58
                                 --------      --------
     Total interest-earning
      assets.................     328,288        23,422     7.13%
                                 --------      --------
  Less allowance for credit
   losses....................      (1,271)
                                 --------
     Total interest-earning
      assets, net
      of allowance...........     327,017
   Noninterest-earning assets      27,834
                                 --------
     Total assets............    $354,851
                                 ========

LIABILITIES AND
 SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing demand
   deposits..................    $ 41,710      $    670     1.61%
  Savings and money market
   accounts..................      83,428         2,838     3.40
  Certificates of deposit....     128,097         6,485     5.06
  Federal funds purchased
   and other borrowings......       2,267           135     5.96
                                 --------      --------
     Total interest-bearing
      liabilities............     255,502        10,128     3.96%
                                 --------      --------
Noninterest-bearing
 liabilities:
  Noninterest-bearing demand
   deposits..................      69,810
  Company obligated
   mandatorily redeemable
    trust preferred
     securities of subsidiary
    trust....................          --
  Other liabilities..........       1,606
                                 --------
     Total liabilities.......     326,918
                                 --------
Shareholders' equity.........      27,933
                                 --------
     Total liabilities and
      shareholders'
      equity.................    $354,851
                                 ========
Net interest rate spread.....                               3.17%
Net interest income and
 margin(2)...................                  $ 13,294     4.05%
                                               ========
Net interest income and
 margin......................
 (tax-equivalent basis)(3)...                  $ 13,571     4.13%
                                               ========

-----------------
(1) Yield is based on amortized cost and does not include any component of unrealized gains or losses.

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


                                                                           Years Ended December 31,
                                                      -------------------------------------------------------------------
                                                              2000 vs. 1999                1999 vs. 1998
                                                      ---------------------------   ---------------------------
                                                           Increase                    Increase
                                                          (Decrease)                  (Decrease)
                                                            Due to                      Due to
                                                      -----------------             ----------------
                                                       Volume     Rate     Total     Volume    Rate      Total
                                                      -------   -------  --------   -------  -------    -------
                                                                        (Dollars in thousands)
Interest-earning assets:
 Loans.............................................   $3,312    $  839   $ 4,151    $4,331     $(227)   $4,104
 Securities........................................    5,253       855     6,108     3,833      (375)    3,458
 Federal funds sold and other temporary
   investments.....................................     (218)      153       (65)      353        75       428
                                                      ------    ------   -------    ------     -----    ------
   Total increase (decrease) in interest income....    8,347     1,847    10,194     8,517      (527)    7,990
                                                      ------    ------   -------    ------     -----    ------
Interest-bearing liabilities:
 Interest-bearing demand deposits..................      258        87       345       204       (12)      192
 Savings and money market accounts.................      691       781     1,472     1,415      (150)    1,265
 Certificates of deposit...........................    2,574     1,562     4,136     2,092      (571)    1,521
 Federal funds purchased and other borrowings......      317        91       408       (64)       (9)      (73)
                                                      ------    ------   -------    ------     -----    ------
   Total increase (decrease) in interest expense...    3,840     2,521     6,361     3,647      (742)    2,905
                                                      ------    ------   -------    ------     -----    ------
Increase in net interest income....................   $4,507    $ (674)  $ 3,833    $4,870     $ 215    $5,085
                                                      ======    ======   =======    ======     =====    ======

Provision for Credit Losses

     The Company's provision for credit losses is established through charges to income in the form of the provision in order to bring the Company's allowance for credit losses to a level deemed appropriate by management based on the factors discussed under "Financial Condition - Allowance for Credit Losses". The allowance for credit losses at December 31, 2000 was $3.1 million, representing 1.25% of outstanding loans. The provision for credit losses for the year ended December 31, 2000 was $275,000 compared with $280,000 for the year ended December 31, 1999. The provision for credit losses for the year ended December 31, 1999 was $280,000 compared with $239,000 in 1998. Net loan recoveries were $25,000 in 2000 compared with $57,000 in 1999 and net loan charge-offs of $66,000 in 1998.

Noninterest Income

     Noninterest income is an important source of revenue for financial institutions. The Company's primary sources of noninterest income are service charges on deposit accounts and other banking service related fees. Loan origination fees are recognized over the life of the related loan as an adjustment to yield using the interest method. In 2000, noninterest income totaled $5.4 million, an increase of $1.9 million or 54.3% versus $3.5 million in 1999. The increase was primarily due to the South Texas Acquisition and an increase in insufficient funds charges. Noninterest income for 1999 was $3.5 million, a $1.0 million or 40.0% increase from $2.5 million in 1998, resulting largely from an increase in income due to the Union Acquisition and an increase in customer service fees.

     The following table presents for the periods indicated the major categories of noninterest income:


                                          Years Ended December 31,
                                          ------------------------
                                            2000     1999     1998
                                          ------   ------   ------
                                           (Dollars in thousands)
Service charges on deposit accounts....   $4,468   $3,010   $2,173
Other noninterest income...............      884      511      319
                                          ------   ------   ------
 Total noninterest income..............   $5,352   $3,521   $2,492
                                          ======   ======   ======

Noninterest Expense

     For the years ended 2000, 1999 and 1998, noninterest expense totaled $16.1 million, $12.1 million and $9.1 million, respectively. The Company's efficiency ratio showed a positive trend over this period as it was reduced from 57.38% in 1998 to 56.57% in 2000. This reduction reflects the Company's continued success in controlling operating expenses and the cost savings achieved following the integration of the Compass, South Texas and Union Acquisitions.

     The following table presents for the periods indicated the major categories of noninterest expense:


                                                   Years Ended December 31,
                                                  --------------------------
                                                    2000      1999     1998
                                                  -------   -------   ------
                                                    (Dollars in thousands)
Salaries and employee benefits.................   $ 7,206   $ 6,198   $4,541
Non-staff expenses:
 Net occupancy expense.........................       810       666      535
 Depreciation expense..........................       936       689      523
 Data processing...............................     1,134       880      807
 Professional fees.............................       324       245      112
 Regulatory assessments and FDIC insurance.....       172       109       73
 Ad valorem and franchise taxes................       318       213      200
 Goodwill amortization.........................     1,124       715      500
 Minority expense-trust preferred securities...     1,151       142       --
 Other.........................................     2,918     2,281    1,767
                                                  -------   -------   ------
  Total noninterest expense....................   $16,093   $12,138   $9,058
                                                  =======   =======   ======

     For the year ended December 31, 2000, noninterest expense totaled $16.1 million, an increase of $4.0 million or 33.1% over $12.1 million in 1999. Salaries and employee benefits for 2000 totaled $7.2 million, an increase of $1.0 million or 16.1% over $6.2 million for 1999. Other operating expenses of $2.9 million represented an increase of $637,000 or 27.7% compared with $2.3 million in 1999. These increases were principally due to the Compass and South Texas Acquisitions. Total noninterest expenses in 1999 were $12.1 million, a 33.0% increase over the 1998 level of $9.1 million primarily due to the South Texas and Union Acquisitions. Salaries and employee benefits in 1999 increased by 37.8% from $4.5 million to $6.2 million. The increase was principally due to additional staff associated with the South Texas and Union Acquisitions.

Income Taxes

     The amount of federal income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of nondeductible interest expense and the amount of other nondeductible expenses. For the year ended December 31, 2000, income tax expense was $3.2 million compared with $3.0 million for the year ended December 31, 1999 and $2.0 million for the year ended December 31, 1998. The effective tax rate in the years ended December 31, 2000, 1999, and 1998 was 28.3%, 31.7% and 31.3%, respectively.

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

FINANCIAL CONDITION

Loan Portfolio

     At December 31, 2000, total loans were $248.7 million, an increase of $25.2 million or 11.3% from $223.5 million at December 31, 1999. The growth in the loan portfolio was due to continued strong loan demand and the South Texas Acquisition. At December 31, 2000, total loans were 39.2% of deposits and 35.4% of total assets. At December 31, 1999, total loans were 41.8% of deposits and 36.7% of total assets.

     Loans increased 31.1% during 1999 from $170.5 million at December 31, 1998 to $223.5 million at December 31, 1999. The loan growth during 1999 was due to strong loan demand, especially in the real estate and agriculture areas.

     The following table summarizes the Company's loan portfolio by type of loan as of the dates indicated:


                                                                             December 31,
                                ----------------------------------------------------------------------------------------------
                                        2000             1999               1998               1997               1996
                                -----------------  -----------------  -----------------  -----------------  ------------------
                                 Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent   Amount   Percent
                                --------  -------  --------  -------  --------  -------  --------  -------  --------  --------
                                                                       (Dollars in thousands)
Commercial and industrial....   $ 28,272   11.4%   $ 28,279   12.7%   $ 16,972    9.9%   $ 11,611    9.6%   $ 10,633    9.4%
Real estate:
 Construction and land
  development................      4,470    1.8       4,015    1.8       1,727    1.0       6,453    5.3       5,021    4.4
 1-4 family residential......    102,359   41.1      97,359   43.5      80,062   47.0      53,625   44.5      49,845   44.0
 Home equity.................     16,762    6.7      11,343    5.1       8,077    4.7          NA     NA          NA     NA
 Commercial mortgages........     45,404   18.3      38,752   17.3      22,240   13.1      16,277   13.5      14,376   12.7
 Farmland....................     11,112    4.5       7,404    3.3       6,148    3.6       5,804    4.8       5,468    4.8
 Multifamily residential.....      1,083    0.4       1,837    0.8       1,090    0.6         937    0.8       1,068    0.9
Agriculture..................     12,318    5.0      12,735    5.7      14,107    8.3       6,359    5.3       5,686    5.0
Consumer.....................     26,885   10.8      21,781    9.8      20,055   11.8      19,512   16.2      21,285   18.8
                                --------  -----    --------  -----    --------  -----    --------  -----    --------  -----
   Total loans...............   $248,665  100.0%   $223,505  100.0%   $170,478  100.0%   $120,578  100.0%   $113,382  100.0%
                                ========  =====    ========  =====    ========  =====    ========  =====    ========  =====

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

     The contractual maturity ranges of the commercial and industrial and construction and land development portfolios and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of December 31, 2000 are summarized in the following table:

                                                            December 31, 2000
                                               --------------------------------------------
                                                          After One
                                               One Year    Through     After Five
                                               or Less    Five Years     Years       Total
                                               --------   ----------   ----------   -------
                                                          (Dollars in thousands)
Commercial and industrial...................    $13,726      $12,500       $2,046   $28,272
Construction and land development...........      4,271          199           --     4,470
                                                -------      -------       ------   -------
       Total................................    $17,997      $12,699       $2,046   $32,742
                                                =======      =======       ======   =======
Loans with a predetermined interest rate....    $ 8,064      $ 9,124       $  693   $17,881
Loans with a floating interest rate.........      9,933        3,575        1,353    14,861
                                                -------      -------       ------   -------
       Total................................    $17,997      $12,699       $2,046   $32,742
                                                =======      =======       ======   =======

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

     The Company generally places a loan on nonaccrual status and ceases accruing interest when the payment of principal or interest is delinquent for 90 days, or earlier in some cases, unless the loan is in the process of collection and the underlying collateral fully supports the carrying value of the loan. The Company generally charges off such loans before attaining nonaccrual status.

     The Company's conservative lending approach, as well as a healthy local economy, has resulted in strong asset quality. The Company had no nonperforming assets as of December 31, 2000 and 1999, and $5,000 nonperforming assets as of December 31, 1998.

     The following table presents information regarding nonperforming assets at the dates indicated:

                                                              December 31,
                                         -----------------------------------------------------
                                           2000        1999        1998       1997      1996
                                         --------    --------    --------   -------   --------
                                                           (Dollars in thousands)
Nonaccrual loans......................    $  --        $  --      $   5      $  --      $  --
Restructured loans....................       --           --         --         --         --
Other real estate.....................       --           --         --         --         --
                                          -----        -----      -----      -----      -----
  Total nonperforming assets..........    $  --        $  --      $   5      $  --      $  --
                                         ======        =====      =====      =====      =====
Nonperforming assets to total loans
 and other real estate................     0.00%        0.00%      0.00%      0.00%      0.00%

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

     The Company considers risk elements attributable to particular loan types or categories in assessing the quality of individual loans. Some of the risk elements include: (i) in the case of 1-4 family residential mortgage loans, the borrower's ability to repay the loan, including a consideration of the debt to income ratio and employment and income stability, the loan to value ratio, and the age, condition and marketability of collateral; (ii) for non-farm non-residential loans and multifamily residential loans, the debt service coverage ratio (income from the property in excess of operating expenses compared to loan payment requirements), operating results of the owner in the case of owner-occupied properties, the loan to value ratio, the age and condition of the collateral and the volatility of income, property value and future operating results typical of properties of that type; (iii) for agricultural real estate loans, the experience and financial capability of the borrower, projected debt service coverage of the operations of the borrower and loan to value ratio; (iv) for construction and land development loans, the perceived feasibility of the project including the ability to sell developed lots or improvements constructed for resale or ability to lease property constructed for lease, the quality and nature of contracts for presale or preleasing, if any, experience and ability of the developer and loan to value ratio; (v) for commercial and industrial loans, the operating results of the commercial, industrial or professional enterprise, the borrower's business, professional and financial ability and expertise, the specific risks and volatility of income and operating results typical for businesses in that category and the value, nature and marketability of collateral; and (vi) for non-real estate agricultural loans, the operating results, experience and financial capability of the borrower, historical and expected market conditions and the value, nature and marketability of collateral. In addition, for each category, the Company considers secondary sources of income and the financial strength and credit history of the borrower and any guarantors.

     The Company follows a loan review program to evaluate the credit risk in the loan portfolio. Through the loan review process, the Company maintains an internally classified loan list which, along with the delinquency list of loans, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for credit losses. Loans classified as "substandard" are those loans with clear and defined weaknesses such as a highly-leveraged position, unfavorable financial ratios, uncertain repayment sources or poor financial condition, which may jeopardize recoverability of the debt. Loans classified as "doubtful" are those loans which have characteristics similar to substandard accounts but with an increased risk that a loss may occur, or at least a portion of the loan may require a charge-off if liquidated at present. Loans classified as "loss'' are those loans which are in the process of being charged off.

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

     In order to determine the adequacy of the allowance for credit losses, management considers the risk classification or delinquency status of loans and other factors, such as collateral value, portfolio composition, trends in economic conditions and the financial strength of borrowers. Management establishes specific allowances for loans which management believes require reserves greater than those allocated according to their classification or delinquent status. An unallocated allowance is also established based on the Company's historical charge-off experience and existing general economic and business conditions affecting the key lending areas of the Company, credit quality trends, collateral values, loan volume and concentrations and seasoning of the loan portfolio. The Company then charges to operations a provision for credit losses to maintain the allowance for credit losses at an adequate level determined by the foregoing methodology.

     For the year ended December 31, 2000, net recoveries totaled $25,000 or (0.01)% of average loans outstanding for the period, compared with net recoveries of $57,000 or (0.03)% of average loans during 1999. The Company's net charge-offs totaled $66,000 or 0.05% of average loans outstanding in 1998. During 2000, the Company recorded a provision for credit losses of $275,000 compared with $280,000 for 1999. At December 31, 2000, the allowance for credit losses totaled $3.1 million, or 1.25% of total loans. The Company made a provision for credit losses of $280,000 during 1999 compared with a provision of $239,000 for 1998. At December 31, 1999, the allowance aggregated $2.8 million, or 1.23% of total loans. At December 31, 1998, the allowance was $1.9 million, or 1.09% of total loans.

     The following table presents for the periods indicated an analysis of the allowance for credit losses and other related data:

                                                                      Years Ended December 31,
                                                    -----------------------------------------------------------
                                                      2000          1999         1998        1997        1996
                                                    --------      --------     --------    --------    --------
                                                                        (Dollars in thousands)
Average loans outstanding........................   $232,836      $193,687     $143,196    $117,586    $104,534
                                                    ========      ========     ========    ========    ========
Gross loans outstanding at end of period.........   $248,665      $223,505     $170,478    $120,578    $113,382
                                                    ========      ========     ========    ========    ========
Allowance for credit losses at
 beginning of period.............................   $  2,753      $  1,850     $  1,016    $    923    $    753
Balance acquired with the Compass, South Texas
 and Union Acquisitions, respectively............         47           566          661          --          --
Provision for credit losses......................        275           280          239         190         230
Charge-offs:
 Commercial and industrial.......................        (15)          (13)         (--)        (26)         (9)
 Real estate and agriculture.....................        (38)         (43 )         (14)        (47)   (--)
 Consumer........................................        (30)          (55)         (67)        (57)        (64)
Recoveries:
 Commercial and industrial.......................         31            34            5          15          --
 Real estate and agriculture.....................         49           117           --           7          --
 Consumer........................................         28            17           10          11          13
                                                    --------      --------     --------    --------    --------
Net recoveries (charge-offs).....................         25            57          (66)        (97)        (60)
                                                    --------      --------     --------    --------    --------
Allowance for credit losses at end of period.....   $  3,099      $  2,753     $  1,850    $  1,016    $    923
                                                    ========      ========     ========    ========    ========
Ratio of allowance to end of period
 loans...........................................       1.25%         1.23%        1.09%       0.84%       0.81%
Ratio of net (recoveries) charge-offs to
 average loans...................................      (0.01)        (0.03)        0.05        0.08        0.06
Ratio of allowance to end of period
 nonperforming loans.............................         --            --           --          --          --

      The following tables describe the allocation of the allowance for credit losses among various categories of loans and certain other information for the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of loans.

                                                                                         December 31,
                                                                        --------------------------------------------
                                                                                2000                  1999
                                                                        ---------------------  ---------------------
                                                                                  Percent of             Percent of
                                                                                   Loans to               Loans to
                                                                         Amount   Total Loans   Amount   Total Loans
                                                                        --------  -----------  --------  -----------
                                                                                 (Dollars in thousands)
Balance of allowance for credit losses applicable to:
   Commercial and industrial............................                 $  188      11.4%      $   57      12.7%
   Real estate..........................................                     54      72.8           62      71.8
   Agriculture..........................................                     17       5.0           22       5.7
   Consumer.............................................                      3      10.8            7       9.8
   Unallocated..........................................                  2,837        --        2,605        --
                                                                         ------     -----       ------     -----
      Total allowance for credit losses.................                 $3,099     100.0%      $2,753     100.0%
                                                                         ======     =====       ======     =====

                                                                                        December 31,
                                                           --------------------------------------------------------------------
                                                                  1998                     1997                    1996
                                                           --------------------    ---------------------    -------------------
                                                                    Percent of               Percent of              Percent of
                                                                     Loans to                 Loans to                Loans to
                                                           Amount   Total Loans    Amount    Total Loans    Amount   Total Loans
                                                           ------   -----------    ------    -----------    ------   -----------
                                                                                   (Dollars in thousands)
Balance of allowance for credit losses
 applicable to:
  Commercial and industrial.............................   $   18        9.9%      $   41         9.6%     $  9          9.4%
  Real estate...........................................       70       70.0           59        68.9        34         66.8
  Agriculture...........................................       40        8.3           --         5.3        --          5.0
  Consumer..............................................        1       11.8           51        16.2         6         18.8
  Unallocated...........................................    1,721         --          865          --       874           --
                                                           ------     ------       ------       -----      ----        -----
     Total allowance for credit losses..................   $1,850      100.0%      $1,016       100.0%     $923        100.0%
                                                           ======     ======       ======       =====      ====        =====

     Where management is able to identify specific loans or categories of loans where specific amounts of reserve are required, allocations are assigned to those categories. Federal and state bank regulators also require that a bank maintain a reserve that is sufficient to absorb an estimated amount of unidentified potential losses based on management's perception of economic conditions, loan portfolio growth, historical charge-off experience and exposure concentrations. While the Company's recent rate of charge-offs is low, management is aware that the Company has been operating in an extremely beneficial economic environment. Management, along with a number of economists, has perceived during the past year an increasing instability in the national and Southeast Texas economies and a worldwide economic slowdown that could contribute to job losses and otherwise adversely affect a broad variety of business sectors. In addition, as the Company has grown, its aggregate loan portfolio has increased and since the Company has made a decision to diversify its loan portfolio into areas other than 1-4 family residential mortgage loans, the risk profile of the Company's loans has increased. By virtue of its increased capital levels, the Company is able to make larger loans, thereby increasing the possibility of one bad loan having a larger adverse impact than before.

     The Company believes that the allowance for credit losses at December 31, 2000 is adequate to cover losses inherent in the portfolio as of such date. There can be no assurance, however, that the Company will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at December 31, 2000.

Securities

     The Company uses its securities portfolio both as a source of income and as a source of liquidity. At December 31, 2000, investment securities totaled $379.2 million, an increase of $62.5 million or 19.7% from $316.7 million at December 31, 1999, primarily due to the Company investing excess deposits it received from the Compass Acquisition. At December 31, 2000, securities represented 54.0% of total assets compared with 52.0% of total assets at December 31, 1999.

     Securities increased $85.0 million or 37.3% from $227.7 million at December 31, 1998 to $312.7 million at December 31, 1999, primarily due to the investment of excess deposits from the Union Acquisition.

     The following table summarizes the amortized cost of securities as of the dates shown (available-for-sale securities are not adjusted for unrealized gains or losses):

                                                                  December 31,
                                              ----------------------------------------------------

                                                  2000       1999       1998       1997       1996
                                              --------   --------   --------   --------   --------
                                                              (Dollars in thousands)
U.S. Treasury securities and obligations
 of U.S. government agencies...............   $201,814   $182,438   $128,603   $ 83,160   $ 60,830
70% non-taxable preferred stock............     19,085      4,049         --         --         --
Mortgage-backed securities.................    103,645     88,664     66,651     64,168     59,382
States and political subdivisions..........     36,369     29,321     19,048     11,829     13,042
Collateralized mortgage obligations........     18,307     12,267     12,914      8,749     14,341
                                              --------   --------   --------   --------   --------
 Total.....................................   $379,220   $316,739   $227,216   $167,906   $147,595
                                              ========   ========   ========   ========   ========

     The following table summarizes the contractual maturity of securities and their weighted average yields:


                                                                     December 31, 2000
                                  --------------------------------------------------------------------------------------------------

                                                         After One Year       After Five Years
                                                              but                  but
                                     Within One           Within Five           Within Ten         After Ten
                                        Year                 Years                Years              Years                Total
                                  ----------------     ---------------      ---------------      ---------------      -------------
                                  Amount     Yield     Amount    Yield      Amount    Yield      Amount    Yield      Total   Yield
                                  --------   -----     ------    -----      ------    -----      ------    -----      -----   -----
                                                                  (Dollars in thousands)
U.S. Treasury securities and
 obligations  of U.S. government
 agencies.......................  $11,714    6.18%   $142,531    6.25%     $47,521     7.03%    $     --      --%  $201,766    6.43%
Mortgage-backed securities...       2,723    6.04      17,978    6.39        9,781     6.80       73,049    6.89    103,531    6.77
States and political
 subdivisions................       2,397    4.58      13,138    4.45        4,325     4.88        8,720    5.16     28,580    4.74
70%  non-taxable preferred
 stock.......................          --      --          --      --           --       --       19,230    7.74     19,230    7.74
Qualified Zone Academy Bond
 (QZAB)......................          --      --          --      --           --       --        8,000    2.00      8,000    2.00
Collateralized mortgage
 obligations.................          --      --          --      --         3,543    7.00       15,002    7.55     18,545    7.44
                                  -------  ------    --------    ----       -------   -----    ---------   -----   --------   -----
 Total.......................     $16,834    5.93%   $173,647    6.13%      $65,170    6.85%    $124,001    6.66%  $379,652    6.42%
                                  =======  ======    ========    ====       =======   =====    =========   =====   ========   =====

     The tax-exempt states and political subdivisions are not calculated on a tax equivalent basis. On a tax equivalent basis, the yield on states and political subdivisions would have been 7.18% at December 31, 2000. The QZAB bond generates a tax credit of 7.18%, which is included in gross income.

     The following table summarizes the carrying value by classification of securities as of the dates shown:

                                                December 31,
                            ----------------------------------------------------
                                2000       1999       1998       1997       1996
                            --------   --------   --------   --------   --------
                                           (Dollars in thousands)
Available-for-sale.......   $310,114   $224,782   $113,828   $ 38,612   $ 49,342
Held-to-maturity.........     69,538     87,889    113,916    129,256     98,222
                            --------   --------   --------   --------   --------
 Total...................   $379,652   $312,671   $227,744   $167,868   $147,564
                            ========   ========   ========   ========   ========

     The following tables present the amortized cost and fair value of securities classified as available-for-sale at December 31, 2000, 1999 and 1998:

                                                  December 31, 2000                                   December 31, 1999
                                   -------------------------------------------------   ---------------------------------------------
                                                  Gross        Gross                                 Gross        Gross
                                   Amortized   Unrealized    Unrealized      Fair      Amortized   Unrealized   Unrealized     Fair
                                     Cost         Gains        Losses       Value        Cost        Gains        Losses      Value
                                   ---------   -----------   ----------   ----------   ---------   ----------   ----------   -------
                                                                         (Dollars in thousands)
U.S. Treasury securities and
 obligations  of U.S. government
 agencies........................  $177,816      $    690       $  737     $177,769    $151,399         $ 61       $3,165   $148,295
70% non-taxable preferred stock..    19,085           145           --       19,230       4,049           --           49      4,000
States and political
 subdivisions....................    19,516           213            2       19,727      12,235           64            2     12,297
Collateralized mortgage
 obligations.....................    17,979           292           54       18,217      11,729          261           63     11,927
Mortgage-backed securities.......    75,286           373          488       75,171      49,438           47        1,222     48,263
                                   --------      --------       ------     --------    --------         ----       ------   --------
  Total..........................  $309,682      $  1,713       $1,281     $310,114    $228,850         $433       $4,501   $224,782
                                   ========      ========       ======     ========    ========   ==========       ======   ========



                                                                December 31, 1998
                                               ----------------------------------------------
                                                               Gross        Gross
                                               UnAmortized   Unrealized   Unrealized    Fair
                                                 Cost          Gains        Losses      Value
                                               -----------   ----------   ----------    -----
                                                          (Dollars in thousands)
U.S. Treasury securities and
 obligations  of U.S. government agencies....     $ 67,864    $  285     $     58    $ 68,091
Mortgage-backed securities...................       30,578        98          176      30,500
Collateralized mortgage obligations..........       10,832       166           26      10,972
States and political subdivisions............        4,026       239           --       4,265
                                                  --------    ------     --------    --------
  Total......................................     $113,300    $  788     $    260    $113,828
                                                  ========    ======     ========    ========

  The following tables present the amortized cost and fair value of securities classified as held-to-maturity at December 31, 2000, 1999 and 1998:

                                                    December 31, 2000                                  December 31, 1999
                                     -------------------------------------------        -------------------------------------------
                                                   Gross        Gross                                 Gross        Gross
                                     Amortized   Unrealized   Unrealized   Fair         Amortized   Unrealized   Unrealized   Fair
                                       Cost        Gains        Losses     Value          Cost        Gains       Losses      Value
                                     ---------   ----------   ----------   -----        ---------   ----------   ----------   -----
                                                                            (Dollars in thousands)
U.S. Treasury securities and
 obligations  of U.S. government
 agencies.........................     $23,998     $     85       $    3      $24,080    $ 31,039      $22         $253      $30,808
States and political subdivisions.      16,853          120           41       16,932      17,086       52          155       16,983
Collateralized mortgage
 obligations......................         328           --            2          326         538       --            2          536
Mortgage-backed securities........      28,359           73          184       28,248      39,226       22          391       38,857
                                       -------     --------       ------      -------   ---------      ---         ----      -------
  Total...........................     $69,538     $    278       $  230      $69,586    $ 87,889      $96         $801      $87,184
                                       =======     ========       ======      =======   =========      ===         ====      =======


                                                                 December 31, 1998
                                                 ------------------------------------------------
                                                                 Gross        Gross
                                                 Amortized    Unrealized   Unrealized     Fair
                                                    Cost        Gains        Losses       Value
                                                 ----------   ----------   ----------   ---------
                                                                (Dollars in thousands)
U.S. Treasury securities and
 obligations  of U.S. government agencies......    $ 60,739       $  572      $     2    $ 61,309
Mortgage-backed securities.....................      36,074          265          100      36,239
States and political subdivisions..............      15,022          376            3      15,395
Collateralized mortgage  obligations...........       2,081           --            3       2,078
                                                   --------       ------      -------   ---------
Total..........................................    $113,916       $1,213      $   108    $115,021
                                                   ========       ======      =======   =========

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

     At December 31, 2000, 70.6% of the mortgage-backed securities held by the Company had contractual final maturities of more than ten years with a weighted average life of 4.74 years. However, unlike U.S. Treasury and U.S. government agency securities, which have a lump sum payment at maturity, mortgage-backed securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. Mortgage-backed securities which are purchased at a premium will generally suffer decreasing net yields as interest rates drop because home owners tend to refinance their mortgages. Thus, the premium paid must be amortized over a shorter period. Therefore, these securities purchased at a discount will obtain higher net yields in a decreasing interest rate environment. As interest rates rise, the opposite will generally be true. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and consequently, the average life of this security will not be unduly shortened. If interest rates begin to fall, prepayments will increase.

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

     Total deposits at December 31, 2000 were $634.3 million, an increase of $99.5 million or 18.6% from $534.8 million at December 31, 1999. The increase is primarily attributable to the Compass Acquisition in the fourth quarter of 2000 and internal growth. Noninterest-bearing deposits of $117.5 million at December 31, 2000 increased $4.0 million or 3.5% from $113.5 million at December 31, 1999. Noninterest-bearing deposits at December 31, 1999 were $113.5 million compared with $85.0 million at December 31, 1998. Interest-bearing deposits at December 31, 2000 were $516.8 million, up $95.6 million or 22.7% from $421.2 million at December 31, 1999. Interest-bearing deposits at December 31, 1999 of $421.2 million represented a $115.5 million or 37.9% increase from $305.7 million at December 31, 1998. Total deposits at December 31, 1998 were $390.7 million.

     The daily average balances and weighted average rates paid on deposits for each of the years ended December 31, 2000, 1999 and 1998 are presented below:

                                                          Years Ended December 31,
                                      -------------------------------------------------------
                                             2000              1999                  1998
                                      ---------------   ------------------    ---------------
                                       Amount    Rate    Amount      Rate      Amount    Rate
                                      --------   ----   --------   -------    --------   ----
                                                          (Dollars in thousands)
Interest-bearing checking..........   $ 70,676   1.71%  $ 54,396    1.58%    $ 41,710    1.61%
Regular savings....................     20,250   2.46     15,296    2.43       10,640    2.45
Money market savings...............    125,832   4.03    109,719    3.40       72,788    3.54
Time deposits......................    223,894   5.42    169,417    4.73      128,097    5.06
                                      --------          --------             --------
 Total interest-bearing deposits...    440,652   4.29    348,828    3.72      253,235    3.95
Noninterest-bearing deposits.......    112,834     --     89,795      --       69,810      --
                                      --------          --------             --------
 Total deposits....................   $553,486   3.42%  $438,623    2.96%    $323,045    3.09%
                                      ========   ====   ========    ====     ========    ====


     The following table sets forth the amount of the Company's certificates of deposit that are $100,000 or greater by time remaining until maturity:

                                                     December 31, 2000
                                                   ----------------------
                                                   (Dollars in thousands)

               Three months or less.............           $27,294
               Over three through six months....            16,120
               Over six through 12 months.......            32,284
               Over 12 months...................            12,993
                                                           -------
                 Total..........................           $88,691
                                                           =======
Other Borrowings

     Deposits are the primary source of funds for the Company's lending and investment activities. Occasionally, the Company obtains additional funds from the Federal Home Loan Bank ("FHLB") and correspondent banks. At December 31, 2000, the Company had no FHLB borrowings. The highest outstanding balance of FHLB advances during 2000 was $29.3 million. At December 31, 1999, the Company had FHLB borrowings of $5.7 million compared with $2.4 million at December 31, 1998. At December 31, 2000, the Company had no federal funds purchased. The Company had federal funds purchased of $10.0 million at December 31, 1999 compared with no federal funds purchased at December 31, 1998.

     At December 31, 2000, 1999, and 1998, the Company had no outstanding borrowings under a revolving line of credit extended by a commercial bank.

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

     The following table sets forth an interest rate sensitivity analysis for the Company at December 31, 2000:


                                                    Volumes Subject to Repricing Within
                                           ------------------------------------------------------
                                           0-30       31-180       181-365    Greater than
                                           days        days         days        one year    Total
                                           ----       ------       -------    ------------  -----
                                                            (Dollars in thousands)
Interest-earning assets:
 Securities (gross of unrealized
  gain of $432,000).................   $  36,861      $ 34,694    $ 48,971    $258,694    $379,220
 Loans..............................      42,881        28,129      24,634     153,021     248,665
 Federal funds sold.................      14,869            --          --          --      14,869
                                       ---------      --------    --------    --------    --------
    Total interest-earning assets...   $  94,611      $ 62,823    $ 73,605    $411,715    $642,754
                                       ---------      --------    --------    --------    --------
Interest-bearing liabilities:
 Demand, money market and savings
  deposits..........................   $ 237,237      $     --    $     --    $     --    $237,237
 Certificates of deposit and other
  time deposits.....................      22,551       113,216      94,919      48,828     279,514
                                       ---------      --------    --------    --------    --------
  Total interest-bearing liabilities   $ 259,788      $113,216    $ 94,919    $ 48,828    $516,751
                                       ---------      --------    --------    --------    --------

   Period GAP.......................   $(165,177)     $ (50,393)  $ (21,314)  $362,887    $126,003
   Cumulative GAP...................   $(165,177)     $(215,570)  $(236,884)  $126,003
   Period GAP to total assets.......      (23.49)%        (7.17)%     (3.03)%    51.61%
   Cumulative GAP to total assets...      (23.49)%       (30.66)%    (33.69)%    17.92%

     Shortcomings are inherent in any GAP analysis since certain assets and liabilities may not move proportionally as interest rates change. In addition to GAP analysis, the Company uses an interest rate risk simulation model and shock analysis to test the interest rate sensitivity of net interest income and the balance sheet, respectively. Contractual maturities and repricing opportunities of loans are incorporated in the model as are prepayment assumptions, maturity data and call options within the investment portfolio. Assumptions based on past experience are incorporated into the model for nonmaturity deposit accounts. Based on the Company's December 31, 2000 simulation analysis, the Company estimates that its current net interest income structure would change by approximately (1.43%) over a twelve moth period due to a 100 basis point decline in rates and change by approximately 2.36% over a twelve month period due to a 100 basis point increase in rates. The Company estimates that its current net interest income structure would change by approximately (2.21%) over a twelve month period due to a 200 basis point decline in rates and change by approximately (3.74%) over a twelve month period due to a 200 basis point increase in rates. The results are primarily from the behavior of demand, money market and savings deposits. The Company has found that historically, interest rates on these deposits change more slowly than changes in the discount and federal funds rates. This assumption is incorporated into the simulation model and is generally not fully reflected in a GAP analysis.

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

     Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of December 31, 2000, the Company had cash and cash equivalents of $35.1 million, down from $36.8 million, at December 31, 1999. The decrease was mainly due to a decrease in federal funds sold.

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

     The Federal Reserve Board has also adopted guidelines which supplement the risk-based capital guidelines with a minimum ratio of Tier 1 capital to average total consolidated assets ("leverage ratio") of 3.0% for institutions with well diversified risk, including no undue interest rate exposure; excellent asset quality; high liquidity; good earnings; and that are generally considered to be strong banking organizations, rated composite 1 under applicable federal guidelines, and that are not experiencing or anticipating significant growth. Other banking organizations are required to maintain a leverage ratio of at least 4.0%. These rules further provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels and comparable to peer group averages, without significant reliance on intangible assets.

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

     Total shareholders' equity increased to $52.6 million at December 31, 2000 from $43.3 million at December 31, 1999, an increase of $9.3 million or 21.5%. This increase was primarily the result of net income of $8.0 million and a change in unrealized loss on available for sale securities of $3.0 million offset by dividends paid on the Common Stock of $1.9 million. During 1999, shareholders' equity increased by $1.9 million or 4.6% from $41.4 million at December 31, 1998 due primarily to net income of $6.5 million offset by dividends paid on the Common Stock of $1.0 million and a change in unrealized loss on available for sale securities of $3.0 million.

     The following table provides a comparison of the Company's and the Bank's leverage and risk-weighted capital ratios as of December 31, 2000 to the minimum and well capitalized regulatory standards:

                                                           To Be Well Capitalized
                                        Minimum Required        Under Prompt
                                           for Capital        Corrective Action     Actual Ratio at
                                        Adequacy Purposes       Provisions          December 31, 2000
                                       -------------------  --------------------   ------------------
THE COMPANY
  Leverage ratio....................        3.00%(1)                N/A                    6.14%
  Tier 1 risk-based capital ratio...        4.00%                   N/A                   14.00%
  Total risk-based capital ratio....        8.00%                   N/A                   15.06%
THE BANK
  Leverage ratio....................        3.00%(2)               5.00%                   6.04%
  Tier 1 risk-based capital ratio...        4.00%                  6.00%                  13.77%
  Total risk-based capital ratio....        8.00%                 10.00%                  14.83%
--------------------

(1) The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.
(2) The FDIC may require the Bank to maintain a leverage ratio above the required minimum.

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

     The following table presents certain unaudited quarterly financial information concerning the Company's results of operations for each of the two years ended December 31, 2000. The information should be read in conjunction with the historical Consolidated Financial Statements of the Company and the Notes thereto appearing elsewhere in this Annual Report on Form 10-K.


                                                CONSOLIDATED QUARTERLY FINANCIAL DATA OF THE COMPANY

                                                                  Quarter Ended 2000
                                                   ------------------------------------------------
                                                                    (unaudited)
                                                    December 31   September 30    June 30   March 31
                                                   -----------   ------------    -------   --------
                                                     (Dollars in thousands, except per share data)
Interest income.................................       $11,643        $10,343     $9,896     $9,724
Interest expense................................         5,948          4,866      4,431      4,149
                                                       -------        -------     ------     ------
 Net interest income............................         5,695          5,477      5,465      5,575
Provision for credit losses.....................            50             75         75         75
                                                       -------        -------     ------     ------
 Net interest income after provision............         5,645          5,402      5,390      5,500
Noninterest income..............................         1,406          1,396      1,302      1,248
Noninterest expense.............................         4,238          3,966      3,920      3,969
                                                       -------        -------     ------     ------
 Income before income taxes.....................         2,813          2,832      2,772      2,779
Provision for income taxes......................           752            816        789        812
                                                       -------        -------     ------     ------
 Net income.....................................         2,061        $ 2,016     $1,983     $1,967
                                                       =======        =======     ======     ======
Earnings per share:
 Basic..........................................       $  0.39        $  0.38     $ 0.38     $ 0.38
                                                       =======        =======     ======     ======
 Diluted........................................       $  0.38        $  0.37     $ 0.37     $ 0.36
                                                       =======        =======     ======     ======


                                                                   Quarter Ended 1999
                                                   ------------------------------------------------
                                                                      (unaudited)
                                                   December 31   September 30    June 30   March 31
                                                   -----------   ------------    -------   --------
                                                     (Dollars in thousands, except per share data)
Interest income.................................       $ 9,549        $ 7,310     $7,308     $7,245
Interest expense................................         3,944          2,959      3,019      3,111
                                                       -------        -------     ------     ------
 Net interest income............................         5,605          4,351      4,289      4,134
Provision for credit losses.....................            75             75         65         65
                                                       -------        -------     ------     ------
 Net interest income after provision............         5,530          4,276      4,224      4,069
Noninterest income..............................         1,286            789        743        703
Noninterest expense.............................         3,969          2,734      2,761      2,674
                                                       -------        -------     ------     ------
 Income before income taxes.....................         2,847          2,331      2,206      2,098
Provision for income taxes......................           895            746        703        664
                                                       -------        -------     ------     ------
Net income......................................       $ 1,952        $ 1,585     $1,503     $1,434
                                                       =======        =======     ======     ======
Earnings per share:
 Basic..........................................       $  0.38        $  0.31     $ 0.29     $ 0.28
                                                       =======        =======     ======     ======
 Diluted........................................       $  0.36        $  0.29     $ 0.28     $ 0.27
                                                       =======        =======     ======     ======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the two year period ended December 31, 2000.


PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information under the captions "Election of Directors," "Continuing Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement relating to its 2001 Annual Meeting of Shareholders (the "2001 Proxy Statement") is incorporated herein by reference in response to this item.

ITEM 11.  EXECUTIVE COMPENSATION

     The information under the caption "Executive Compensation and Other Matters" in the 2001 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information under the caption "Beneficial Ownership of Common Stock by Management of the Company and Principal Shareholders" in the 2001 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under the caption "Interests of Management and Others in Certain Transactions" in the 2001 Proxy Statement is incorporated herein by reference in response to this item.

PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULES

     Reference is made to the Financial Statements, the reports thereon, the Notes thereto and supplementary data commencing at page F-1 of this Annual Report on Form 10-K. Set forth below is a list of such Financial Statements:

     Independent Auditors' Report
     Consolidated Balance Sheets as of December 31, 2000 and 1999
     Consolidated Statements of Income for the Years Ended December 31, 2000, 1999 and 1998
     Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 2000, 1999 and 1998
     Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999 and 1998
     Notes to Consolidated Financial Statements

FINANCIAL STATEMENT SCHEDULES

          All supplemental schedules are omitted as inapplicable or because the required information is included in the Consolidated Financial Statements or Notes thereto.

EXHIBITS

      Each exhibit marked with an asterisk is filed with this Annual Report on Form 10-K.

      Exhibit
      Number                Description
      ------                -----------


      2.1     -  Agreement and Plan of Reorganization by and between the
                 Prosperity Bancshares, Inc and Commercial Bancshares, Inc. dated November 8, 2000 (incorporated herein by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-4 (Registration No. 333-52342 ))

      2.2     -  Agreement and Plan of Reorganization by and between Prosperity
                 Bancshares, Inc. and South Texas Bancshares, Inc. dated June 17, 1999 (incorporated herein by reference to Exhibit 2.1 to the Company's Form 10-Q for the quarter ended June 30, 1999)

      2.3     -  Agreement and Plan of Reorganization dated June 5, 1998 by and among Prosperity, First Prosperity Bank and Union State Bank (incorporated herein by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (Registration No. 333-63267) (the "Registration Statement"))

      3.1     -  Amended and Restated Articles of Incorporation of Prosperity
                 (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-63267))

      3.2     -  Amended and Restated Bylaws of Prosperity (incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-63267))

      4.1     -  Form of certificate representing shares of Prosperity common stock (incorporated herein by reference to Exhibit 4 to the Company's Registration Statement on Form S-1 (Registration No. 333-63267))

      4.2     -  Form of Indenture by and between Prosperity Bancshares, Inc.
                 and First Union Trust Company, N.A. with respect to the Junior Subordinated Debentures of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1 (Registration No. 333-89481))

      4.3     -  Form of Amended and Restated Trust Agreement of Prosperity
                 Capital Trust I (incorporated herein by reference from Exhibit
                 4.5 to the Company's Registration Statement on Form S-1 (Registration No. 333-89481))

      4.4     -  Form of Trust Preferred Securities Guarantee Agreement by and
                 between Prosperity and First Union Trust Company, N.A. (incorporated herein by reference to Exhibit 4.7 of the Company's Registration Statement of Form S-1 (Registration No. 333-89481))

      10.1    -  Prosperity Bancshares, Inc. 1995 Stock Option Plan
                 (incorporated herein by reference to Exhibit 10.1 to the Registration Statement on Form S-1 (Registration No. 333-63267))

      10.2    -  Prosperity Bancshares, Inc. 1998 Stock Incentive Plan
                 (incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-63267))

      10.3    -  Form of Employment Agreements (incorporated herein by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (Registration No. 333-63267))

      10.4    -  Loan Agreement dated December 27, 1997 between Prosperity and
                 Norwest Bank Minnesota, National Association (incorporated herein by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 (Registration No. 333-63267))

      10.5    -  Form of Employment Agreement by and between First Prosperity
                 Bank and H.E. Timanus, Jr. (incorporated herein by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-4 (Registration No. 333-52342))

      21      -  Subsidiaries of Prosperity (incorporated herein by reference to
                 Exhibit 21 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999)

      23.1*   -  Consent of Deloitte & Touche LLP

  REPORTS ON FORM 8-K

      The Company filed a Current Report on Form 8-K under Item 5 of
Form 8-K on November 13, 2000 to announce the execution of the Agreement and Plan of Reorganization with Commercial Bancshares, Inc. pursuant to which Commercial will be merged with and into the Company and to file as an exhibit a copy of the press release announcing such merger.

                                   SIGNATURES

PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934, PROSPERITY BANCSHARES, INC., HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF HOUSTON AND STATE OF TEXAS ON FEBRUARY 22, 2001.

                                     PROSPERITY BANCSHARES, INC.(sm)

                                     By: /s/TRACY T. RUDOLPH
                                         --------------------------
                                         Tracy T. Rudolph
                                         Chairman of the Board

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE INDICATED CAPACITIES ON FEBRUARY 22, 2001.

                  Signature                            Positions
                  ---------                            ---------

             /s/TRACY T. RUDOLPH              Chairman of the Board (principal
             -------------------              executive officer)
             Tracy T. Rudolph


             /s/DAVID HOLLAWAY                Chief Financial Officer (principal
             -----------------                financial officer and principal
             David Hollaway                   accounting officer)


             /s/HARRY BAYNE                   Director
             --------------
             Harry Bayne

             /s/JAMES A. BOULIGNY             Director
             --------------------
             James A. Bouligny

             /s/J.T. HERIN                    Director
             -------------
             J.T. Herin

             /s/CHARLES M. SLAVIK             Director
             --------------------
             Charles M. Slavik

             /s/HARRISON STAFFORD II          Director
             -----------------------
             Harrison Stafford II

             /s/ROBERT STEELHAMMER            Director
             ---------------------
             Robert Steelhammer

             /s/DAVID ZALMAN                  Director
             ---------------
             David Zalman

                   TABLE OF CONTENTS TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
Prosperity Bancshares, Inc./sm/

Independent Auditors' Report                                                F-2

      Consolidated Balance Sheets as of  December 31, 2000 and 1999........ F-3

      Consolidated Statements of Income for the Years Ended December 31,
         2000, 1999 and 1998............................................... F-4

      Consolidated Statements of Changes in Shareholders' Equity for the
         Years Ended December 31, 2000, 1999 and 1998...................... F-5

      Consolidated Statements of Cash Flows for the Years Ended
         December 31, 2000, 1999 and 1998.................................. F-6

      Notes to Consolidated Financial Statements........................... F-8

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of Prosperity Bancshares, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Prosperity Bancshares, Inc. and subsidiaries (collectively, the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Prosperity Bancshares, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.



Deloitte & Touche LLP

/s/ DELOITTE & TOUCHE LLP
---------------------------------

February 9, 2001
Houston, Texas

                PROSPERITY BANCSHARES, INC.(sm) AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                        December 31,
                                                                  ------------------------
                                                                    2000            1999
                                                                  --------        --------
                                                                   (Dollars in thousands)
                           ASSETS
Cash and due from banks (Note 3)...............................   $ 20,253        $ 20,658
Federal funds sold.............................................     14,869          16,100
                                                                  --------        --------
  Total cash and cash equivalents..............................     35,122          36,758
Available for sale securities, at fair value (amortized cost
 of $309,682 and $228,850, respectively) (Note 4)..............    310,114         224,782
Held to maturity securities, at cost (fair value of $69,586
 and $87,184, respectively) (Note 4)........................        69,538          87,889
Loans (Note 5).................................................    248,665         223,505
Less allowance for credit losses (Note 6)......................     (3,099)         (2,753)
                                                                  --------        --------
     Loans, net................................................    245,566         220,752
Accrued interest receivable....................................      6,393           5,013
Goodwill, net of accumulated amortization of $4,916
 and $3,792, respectively......................................     23,475          19,229
Bank premises and equipment, net (Note 7)                            9,825           9,751
Other assets...................................................      3,040           4,499
                                                                  --------        --------
TOTAL..........................................................   $703,073        $608,673
                                                                  ========        ========

            LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
 Deposits (Note 8):
   Noninterest-bearing.........................................   $117,511        $113,514
   Interest-bearing............................................    516,751         421,242
                                                                  --------        --------
     Total deposits............................................    634,262         534,756
  Federal funds purchased (Note 9).............................         --          10,000
 Other borrowings (Note 9).....................................         --           5,700
 Accrued interest payable......................................      2,644           1,554
 Other liabilities.............................................      1,548           1,397
                                                                  --------        --------
     Total liabilities.........................................    638,454         553,407
COMMITMENTS AND CONTINGENCIES
 (Notes 11 and 15)
COMPANY-OBLIGATED MANDITORILY REDEEMABLE
 TRUST PREFERRED SECURITIES OF SUBSIDIARY
 TRUST (Note 18)                                                    12,000          12,000
SHAREHOLDERS' EQUITY (Notes 13 and 16):
 Common stock, $1 par value; 50,000,000 shares
   authorized; 5,275,101 and 5,198,901 shares
   issued at December 31, 2000 and 1999,
   respectively; 5,271,525 and 5,195,325
   shares outstanding at December 31, 2000 and
   1999, respectively..........................................      5,275           5,199
 Capital surplus...............................................     16,049          15,880
 Retained earnings.............................................     31,028          24,889
 Accumulated other comprehensive income (loss) -- net
    unrealized gains (losses) on available for sale
    securities, net of tax of $147 and tax benefit
   of ($1,383), respectively...................................        285          (2,684)
 Less treasury stock, at cost, 3,576 shares                            (18)            (18)
                                                                  --------        --------
     Total shareholders' equity................................     52,619          43,266
                                                                  --------        --------

TOTAL..........................................................   $703,073        $608,673
                                                                  ========        ========

                See notes to consolidated financial statements.

                PROSPERITY BANCSHARES, INC.(sm) AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                              For the Years Ended
                                                                   December 31,
                                                        ---------------------------------
                                                          2000         1999         1998
                                                        -------      -------      -------
                                                              (Dollars in thousands,
                                                              except per share data)
INTEREST INCOME:
 Loans, including fees...............................   $20,537      $16,386      $12,282
 Securities:
   Taxable...........................................    18,674       13,323       10,152
   Nontaxable........................................     1,070          933          682
   70% nontaxable preferred dividends................       656           36           --
 Federal funds sold..................................       669          734          299
  Deposits in financial institutions.................        --           --            7
                                                        -------      -------      -------
    Total interest income............................    41,606       31,412       23,422
                                                        -------      -------      -------
INTEREST EXPENSE:
 Deposits............................................    18,924       12,971        9,993
 Other borrowings....................................        --            2           24
 Other...............................................       470           60          111
                                                        -------      -------      -------
    Total interest expense...........................    19,394       13,033       10,128
                                                        -------      -------      -------

NET INTEREST INCOME..................................    22,212       18,379       13,294
PROVISION FOR CREDIT LOSSES (Note 6).................       275          280          239
                                                        -------      -------      -------
NET INTEREST INCOME AFTER PROVISION
 FOR CREDIT LOSSES...................................    21,937       18,099       13,055
                                                        -------      -------      -------
NONINTEREST INCOME:
 Customer service fees...............................     4,468        3,010        2,173
 Other...............................................       884          511          319
                                                        -------      -------      -------
    Total noninterest income.........................     5,352        3,521        2,492
                                                        -------      -------      -------
NONINTEREST EXPENSE:
 Salaries and employee benefits
   (Note 14).........................................     7,206        6,198        4,541
 Net occupancy expense...............................       810          666          535
 Data processing.....................................     1,134          880          807
 Goodwill amortization...............................     1,124          715          500
 Depreciation expense................................       936          689          523
 Minority interest trust preferred securities........     1,151          142           --
 Other...............................................     3,732        2,848        2,152
                                                        -------      -------      -------
    Total noninterest expense........................    16,093       12,138        9,058
                                                        -------      -------      -------

INCOME BEFORE INCOME TAXES...........................    11,196        9,482        6,489
PROVISION FOR INCOME TAXES (Note 12).................     3,169        3,008        2,029
                                                        -------      -------      -------

NET INCOME...........................................   $ 8,027      $ 6,474      $ 4,460
                                                        =======      =======      =======
EARNINGS PER SHARE (Note 1):
 Basic...............................................   $  1.53      $  1.25      $  1.08
                                                        =======      =======      =======

 Diluted.............................................   $  1.48      $  1.20      $  1.04
                                                        =======      =======      =======

                See notes to consolidated financial statements.

                PROSPERITY BANCSHARES, INC.(sm) AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                          Accumulated
                                                                                             Other
                                                                                         Comprehensive
                                                                                         Income -- Net
                                              Common Stock                              Unrealized Gain
                                           ------------------                         (Loss) on Available                 Total
                                                                Capital    Retained        for Sale        Treasury    Shareholders'
                                            Shares     Amount   Surplus    Earnings       Securities         Stock        Equity
                                           ---------   ------   --------   ---------   -----------------   ---------   -------------
                                                                   (Amounts in thousands, except share data)
BALANCE AT JANUARY 1, 1998...............  3,993,884   $3,993   $  4,818   $  16,049       $   (24)          $   (18)  $     24,818
  Net income ............................                                      4,460                                          4,460
  Net change in unrealized gain (loss)
   on available for sale securities......                                                      372                              372
                                                                                                                       ------------
  Total comprehensive income.............                                                                                     4,832
                                                                                                                       ------------
  Sale of common stock...................  1,182,517    1,183     11,659                                                     12,842
  Cash dividends declared, $0.20
   per share.............................                                     (1,057)                                        (1,057)
                                           ---------   ------   --------   ---------       -------         ---------   ------------

BALANCE AT DECEMBER 31, 1998.............  5,176,401    5,176     16,477      19,452           348               (18)        41,435
  Net income ............................                                      6,474                                          6,474
  Net change in unrealized gain (loss)
   on available for sale securities......                                                   (3,032)                          (3,032)
                                                                                                                       ------------
  Total comprehensive income.............                                                                                     3,442
                                                                                                                       ------------
  Sale of common stock...................     22,500       23         76                                                         99
  Trust preferred issuance costs.........                           (560)                                                      (560)
  Initial public offering costs..........                           (113)                                                      (113)
  Cash dividends declared, $0.20
   per share.............................                                     (1,037)                                        (1,037)
                                           ---------   ------   --------   ---------       -------           -------   ------------

BALANCE AT DECEMBER 31, 1999.............  5,198,901    5,199     15,880      24,889        (2,684)              (18)        43,266
  Net income.............................                                      8,027                                          8,027
  Net change in unrealized gain (loss)
   on available for sale securities......                                                    2,969                            2,969
                                                                                                                       ------------
  Total comprehensive income.............                                                                                    10,996
                                                                                                                       ------------
  Sale of common stock...................     76,200       76        259                                                        335
  Trust preferred issuance costs.........                            (90)                                                       (90)
  Cash dividends declared, $0.36
   per share.............................                                     (1,888)                                        (1,888)
                                           ---------   ------   --------   ---------       -------           -------   ------------
BALANCE AT DECEMBER 31, 2000.............  5,275,101   $5,275   $ 16,049   $  31,028       $   285           $   (18)  $     52,619
                                           =========   ======   ========   =========       =======           =======   ============

                See notes to consolidated financial statements.

                PROSPERITY BANCSHARES, INC.(sm) AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                For the Years Ended
                                                                    December 31,
                                                        -----------------------------------
                                                          2000         1999          1998
                                                        --------     --------      --------
                                                              (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income.........................................    $  8,027     $  6,474      $  4,460
 Adjustments to reconcile net income
   to net cash provided by operating activities:
   Depreciation and amortization....................       2,060        1,404         1,023
   Provision for credit losses......................         275          280           239
   Net amortization of premium/
     discount on  investments.......................        (213)         202           236
   Loss on sale of real estate
     acquired by foreclosure........................          --           --             2
   Increase in accrued interest
    receivable and
      other assets..................................      (1,282)        (959)         (804)
   Increase in accrued interest payable and
     other  liabilities.........                             360           79           217
                                                        --------     --------      --------
     Total adjustments..............................       1,200        1,006           913
                                                        --------     --------      --------
     Net cash provided by operating activities......       9,227        7,480         5,373
                                                        --------     --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from maturities and
   principal paydowns of held to
   maturity securities..............................      22,452       53,057        54,725
 Purchase of held to maturity securities............      (4,103)      (4,525)      (15,983)
  Proceeds from maturities and
   principal paydowns of available
   for sale securities..............................      20,955       15,418        24,109
 Purchase of available for sale securities..........    (101,572)     (87,070)      (81,729)
 Net increase in loans..............................     (20,207)     (19,228)      (28,433)
 Net proceeds from sale of real
   estate acquired by foreclosure...................          --           --            38
 Purchase of bank premises and equipment............        (607)        (414)         (343)
 Proceeds from sale of bank premises and
    equipment.......................................          75           --            --
  Net decrease in interest-bearing deposits
   in financial institutions........................          --           99            99
  Net liabilities acquired in purchase of
    Compass branches................................      77,473           --            --
  Premium paid for South Texas Bancshares...........          --      (10,255)           --
Net liabilities acquired in purchase of South
   Texas Bancshares (net of acquired
   cash of $12,271).................................          --       22,526            --
 Premium paid for West Columbia branch..............          --           --          (250)
 Net liabilities acquired in purchase of
   West Columbia branch (net
    of acquired cash of $84)........................          --           --         5,799
  Premium paid for purchase of East Bernard
    branch..........................................          --           --        (4,297)
  Net liabilities acquired in purchase of
    East Bernard branch (net of acquired
    cash of $16,602)................................          --           --         3,134
                                                        --------     --------      --------
     Net cash used in investing activities..........      (5,534)     (30,402)      (43,131)
                                                        --------     --------      --------

                      (Table continued on following page)

                PROSPERITY BANCSHARES, INC.(sm) AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           For the Years Ended
                                                               December 31,
                                                     --------------------------------
                                                       2000        1999        1998
                                                     --------    --------    --------
                                                           (Dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net (decrease) increase in noninterest-bearing
  deposits........................................   $ (1,022)   $  6,531    $ 13,881
 Net increase in interest-bearing deposits........     13,037      11,254      13,327
 Proceeds from line of credit.....................         --          --        2000
 Repayments of line of credit.....................         --          --       (2000)
 Proceeds (repayments ) of other
   borrowings (net)...............................    (15,700)     13,263        (364)
 Proceeds from the issuance of trust
   preferred securities...........................         --      12,000          --
 Initial public offering costs....................                   (113)         --
 Trust preferred  issuance costs..................        (91)       (560)         --
 Proceeds from the issuance of
  common stock....................................        335          99      12,842
 Payments of cash dividends.......................     (1,888)     (1,037)     (1,057)
                                                     --------    --------    --------
    Net cash (used in) provided by
     financing activities.........................     (5,329)     41,437      38,629
                                                     --------    --------    --------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS.................................   $ (1,636)   $ 18,515    $    871
CASH AND CASH EQUIVALENTS, BEGINNING
 OF PERIOD........................................     36,758      18,243      17,372
                                                     --------    --------    --------

CASH AND CASH EQUIVALENTS, END OF
 PERIOD...........................................   $ 35,122    $ 36,758    $ 18,243
                                                     ========    ========    ========
INCOME TAXES PAID.................................   $  2,959    $  2,437    $  1,882
                                                     ========    ========    ========
INTEREST PAID.....................................   $ 18,304    $ 12,560    $  9,755
                                                     ========    ========    ========

                See notes to consolidated financial statements.

                PROSPERITY BANCSHARES, INC.(sm) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

     NATURE OF OPERATIONS -- Prosperity Bancshares, Inc. ("Bancshares") and its subsidiaries, Prosperity Holdings, Inc. ("Holdings") and First Prosperity Bank (the "Bank") (collectively referred to as the "Company") provide retail and commercial banking services.

     The Bank operates 18 branch banking offices in South Central Texas, with three locations in Houston and 15 locations south and southwest of Houston in Angleton, Bay City, Beeville, Cuero, East Bernard, Edna, El Campo, Goliad, Hitchcock, Mathis, Needville, Palacios, Sweeny, West Columbia and Victoria.

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

     Declines in the fair value of individual held to maturity and available for sale securities below their cost that are other than temporary would result in write-downs of the individual securities to their fair value. The related write-downs would be included in earnings as realized losses.

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

     Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure" applies to all impaired loans, with the exception of groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. A loan is defined as impaired by SFAS No. 114 if, based on current information and events, it is probable that a creditor will be unable to collect all amounts due, both interest and principal, according to the contractual terms of the loan agreement. Specifically, SFAS No. 114 requires that the allowance for credit losses related to impaired loans be determined based on the difference of carrying value of loans and the present value of expected cash flows discounted at the loan's effective interest rate or, as a practical expedient, the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The Company had no nonaccrual loans, no 90 days or more past due loans, and no restructured loans at December 31, 2000 or 1999.

     Interest revenue received on impaired loans is either applied against principal or realized as interest revenue, according to management's judgment as to the collectibility of principal.

                PROSPERITY BANCSHARES, INC.(sm) AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

     NONREFUNDABLE FEES AND COSTS ASSOCIATED WITH LENDING ACTIVITIES - Loan origination fees in excess of the associated costs are recognized over the life of the related loan as an adjustment to yield using the interest method.

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

     AMORTIZATION OF GOODWILL -- Goodwill is amortized using the straight-line method over a period of 15 to 25 years. Goodwill is periodically assessed for impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company bases its evaluation on such impairment factors as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present.

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

                PROSPERITY BANCSHARES, INC.(sm) AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

     STOCK-BASED COMPENSATION -- The Company accounts for its employee stock options using the intrinsic value-based method and makes pro forma disclosures of net income and earnings per share using the fair value-based method (see
Note 13).

     STATEMENTS OF CASH FLOWS -- For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks as well as federal funds sold that mature in three days or less.

     RECLASSIFICATIONS -- Certain reclassifications have been made to 1999 and 1998 balances to conform to the current year presentation. All reclassifications have been applied consistently for the periods presented.

     EARNINGS PER SHARE -- SFAS No. 128, "Earnings Per Share," requires presentation of basic and diluted earnings per share. Basic earnings per share has been computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Net income per common share for all periods presented has been calculated in accordance with SFAS No. 128. Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares.

     The following table illustrates the computation of basic and diluted earnings per share after effect of stock split:

                                                                          December 31,
                                                      ---------------------------------------------------
                                                             2000              1999              1998
                                                       ---------------   ---------------   ---------------
                                                                Per               Per               Per
                                                               Share             Share             Share
                                                      Amount   Amount   Amount   Amount   Amount   Amount
                                                      ------   ------   ------   ------   ------   ------
                                                          (Dollars in thousands, except per share data)
Net income.........................................   $8,027            $6,474            $4,460
Basic --
   Weighted average shares
      outstanding..................................    5,232   $ 1.53    5,186   $ 1.25    4,116   $ 1.08
                                                               ======            ======            ======

Diluted:
   Weighted average shares
      outstanding..................................    5,232             5,186             4,116
   Effect of dilutive securities --
      options......................................      186               206               193
                                                      ------            ------            ------

   Total...........................................    5,418   $ 1.48    5,392   $ 1.20    4,309   $ 1.04
                                                      ======   ======   ======   ======   ======   ======

     NEW ACCOUNTING STANDARD -- SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivative instruments and requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. This statement is effective for periods beginning after June 15, 2000. The implementation of this pronouncement on January 1, 2001 did not have a material effect on the Company's financial statements.

2.  ACQUISITIONS

    Effective September 15, 2000, the Company consummated a transaction with Compass Bank ("Compass") whereby the Company purchased certain assets and assumed certain liabilities of five Compass branches (the "Compass Acquisition"). The branches are located in El Campo, Hitchcock, Needville, Palacios and Sweeny, Texas. With the exception of the El Campo location, the former Compass branches are being operated as full-service Banking Centers. The El Campo location has been combined with the Company's El Campo Banking Center. The Company purchased $5.0 million in loans and assumed $87.3 million in deposits in connection with the transaction.

     In connection with the purchase, the Company paid a cash premium of $5.4 million. This premium was recorded as goodwill and will be amortized on a straight-line basis over 20 years.

     The acquisition was accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of the acquired branches were recorded at their fair values at the acquisition date.

                PROSPERITY BANCSHARES, INC.(sm) AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

  The following summarized proforma information assumes the Compass Acquisition had occurred on January 1, 1998:

                                                   Year Ended December 31,
                                                 ---------------------------
                                                   2000      1999      1998
                                                 -------   -------   -------
                                                    (Dollars in thousands,
                                                    except per share data)
    Net interest income.......................   $23,338   $19,505   $14,420
    Net earnings..............................     8,216     6,726     4,712
    Earnings per share (diluted)..............      1.52      1.25      1.09

   Effective October 1, 1999, the Company acquired all of the outstanding shares of South Texas Bancshares, Inc. In connection with the acquisition, The Commercial National Bank of Beeville, a wholly-owned subsidiary of South Texas Bancshares, was merged into the Bank. The Company purchased $33.7 million in loans, $126.5 million in deposits, and $2.7 in real property and fixed assets in connection with this acquisition.

   In connection with the purchase, the Company paid a cash premium of $10.3 million. This premium was recorded as goodwill and will be amortized on a straight-line basis over 25 years.

   The acquisition was accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of the acquired bank were recorded at their fair values at the acquisition date.

   Effective October 1, 1998, the Company purchased $21.5 million in loans, $66.1 million in deposits and $292,000 in real property and fixed assets from Union State Bank in East Bernard, Texas. In connection with the purchase, the Company paid a cash premium of $4.3 million. This premium was recorded as goodwill and will be amortized on a straight-line basis over 25 years. The acquisition was accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of the acquired bank were recorded at their fair values at the acquisition date.

   Effective February 27, 1998, the Company purchased for cash certain assets and liabilities and all deposits and related accrued interest payable of Community State Bank in West Columbia. The Company acquired $103,000 in loans and $5.9 million in deposits. The Company paid a cash premium of $250,000 which is being amortized on a straight-line basis over fifteen years. The acquisition was accounted for using the purchase method of accounting.

3. CASH AND DUE FROM BANKS

     The Bank is required by the Federal Reserve Bank to maintain average reserve balances. "Cash and due from banks" in the consolidated balance sheets includes amounts so restricted of $5.7 million and $5.5 million at December 31, 2000 and 1999.

                PROSPERITY BANCSHARES, INC.(sm) AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

4.  SECURITIES

     The amortized cost and fair value of debt securities are as follows:

                                                                December 31, 2000
                                         ----------------------------------------------------------
                                                       Gross        Gross
                                         Amortized   Unrealized   Unrealized      Fair     Carrying
                                           Cost        Gains        Losses       Value      Value
                                         ---------   ----------   -----------   --------   --------
                                                          (Dollars in thousands)
AVAILABLE FOR SALE
U.S. Treasury securities and
 obligations of U.S. government
 agencies.............................   $ 177,816   $      690   $       737   $177,769   $177,769
70% non-taxable preferred stock.......      19,085          145            --     19,230     19,230
States and political subdivisions.....      19,516          213             2     19,727     19,727
Collateralized mortgage obligations...      17,979          292            54     18,217     18,217
Mortgage-backed securities............      75,286          373           488     75,171     75,171
                                         ---------   ----------   -----------   --------   --------

Total.................................   $ 309,682   $    1,713   $     1,281   $310,114   $310,114
                                         =========   ==========   ===========   ========   ========

HELD TO MATURITY
U.S. Treasury securities and
 obligations of U.S. government
 agencies.............................   $  23,998   $       85   $         3   $ 24,080   $ 23,998
States and political subdivisions.....      16,853          120            41     16,932     16,853
Collateralized mortgage
 obligations..........................         328           --             2        326        328
Mortgage-backed securities............      28,359           73           184     28,248     28,359
                                         ---------   ----------   -----------   --------   --------

Total.................................    $ 69,538   $      278   $       230   $ 69,586   $ 69,538
                                          ========   ==========   ===========   ========   ========

                                                                December 31, 1999
                                         ----------------------------------------------------------
                                                       Gross        Gross
                                         Amortized   Unrealized   Unrealized      Fair     Carrying
                                           Cost        Gains        Losses       Value      Value
                                         ---------   ----------   -----------   --------   --------
                                                          (Dollars in thousands)
AVAILABLE FOR SALE
U.S. Treasury securities and
 obligations of U.S. government
 agencies.............................   $ 151,399   $       61   $     3,165   $148,295   $148,295
70% non-taxable preferred stock.......       4,049           --            49      4,000      4,000
States and political subdivisions.....      12,235           64             2     12,297     12,297
Collateralized mortgage obligations...      11,729          261            63     11,927     11,927
Mortgage-backed securities............      49,438           47         1,222     48,263     48,263
                                         ---------   ----------   -----------   --------   --------

Total.................................   $ 228,850   $       43   $     4,501   $224,782   $224,782
                                         =========   ==========   ===========   ========   ========

HELD TO MATURITY
U.S. Treasury securities and
 obligations of U.S. government
 agencies.............................   $  31,039   $       22   $       253   $ 30,808   $ 31,039
States and political subdivisions.....      17,086           52           155     16,983     17,086
Collateralized mortgage...............
 obligations..........................         538           --             2        536        538
Mortgage-backed securities............      39,226           22           391     38,857     39,226
                                         ---------   ----------   -----------   --------   --------

Total.................................   $  87,889   $       96   $       801   $ 87,184   $ 87,889
                                         =========   ==========   ===========   ========   ========

                PROSPERITY BANCSHARES, INC.(sm) AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

     The amortized cost and fair value of debt securities at December 31, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                  December 31, 2000
                                      ------------------------------------------
                                       Held to Maturity      Available for Sale
                                      -------------------   --------------------
                                      Amortized    Fair     Amortized     Fair
                                        Cost       Value      Cost       Value
                                      ---------   -------   ---------   --------
                                                (Dollars in thousands)

Due in one year or less............     $ 7,395   $ 7,394    $  6,721   $  6,715
Due after one year through five
 years.............................      29,918    30,000     125,900    125,752
Due after five years through ten
 years.............................       3,040     3,094      48,655     48,806
Due after ten years................         498       523      35,140     35,452
                                        -------   -------    --------   --------
Subtotal...........................      40,851    41,011     216,416    216,725
Mortgage-backed securities and
 collateralized mortgage
 obligations.......................      28,687    28,575      93,266     93,389
                                        -------   -------    --------   --------

Total..............................     $69,538   $69,586    $309,682   $310,114
                                        =======   =======    ========   ========

     There was one sale of an available for sale security and no sales of held to maturity securities during 2000. No material gain was recognized related to the sale. There were no sales of held to maturity or available for sale investments in debt securities during 1999 and 1998.

     The Company does not own securities of any one issuer (other than the U.S. government and its agencies) for which aggregate adjusted cost exceeds 10% of the consolidated shareholders' equity at December 31, 2000 and December 31, 1999. Securities with amortized costs of $114.6 million and $89.8 million and a fair value of $114.4 million and $88.2 million at December 31, 2000 and 1999, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

5. LOANS

     The loan portfolio consists of various types of loans made principally to borrowers located in Southeast Texas and is classified by major type as follows (rounded):

                                      December 31,
                                -------------------------
                                  2000             1999
                                ---------        --------
                                 (Dollars in thousands)

Commercial and industrial....   $  28,272        $ 28,279
Real estate:
  Construction and land
      development.............      4,470           4,015
  1-4 family residential......    102,359          97,359
  Home equity.................     16,762          11,343
  Commercial mortgages........     45,404          38,752
  Farmland....................     11,112           7,404
  Multi-family residential....      1,083           1,837
Agriculture..................      12,318          12,735
Consumer.....................      26,943          22,020
                                ---------        --------
Total........................     248,723         223,744
Less unearned discount.......          58             239
                                ---------        --------

Total........................   $ 248,665        $ 223,505
                                =========        =========

                PROSPERITY BANCSHARES, INC.(sm) AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

     The contractual maturity ranges of the commercial and industrial and construction and land development portfolios and the amount of such loans with predetermined interest rates and floating rates in each maturity range are summarized in the following table:

                                                            December 31, 2000
                                               --------------------------------------------
                                                          After One
                                               One Year    Through     After Five
                                               or Less    Five Years     Years       Total
                                               --------   ----------   ----------   -------
                                                          (Dollars in thousands)

Commercial and industrial...................    $13,726      $12,500      $2,046    $28,272
Construction and land development...........      4,271          199          --      4,470
                                                -------      -------      ------    -------
       Total................................    $17,997      $12,699      $2,046    $32,742
                                                =======      =======      ======    =======
Loans with a predetermined interest rate....    $ 8,064      $ 9,125      $  692    $17,881
Loans with a floating interest rate.........      9,933        3,574       1,354     14,861
                                                -------      -------      ------    -------
       Total................................    $17,997      $12,699      $2,046    $32,742
                                                =======      =======      ======    =======

     As of December 31, 2000 and 1999, loans outstanding to directors, officers and their affiliates were $4.5 million and $5.2 million, respectively. In the opinion of management, all transactions entered into between the Company and such related parties have been, and are, in the ordinary course of business, made on the same terms and conditions as similar transactions with unaffiliated persons.

     An analysis of activity with respect to these related-party loans is as follows:

                                                      Year Ended December 31,
                                                    --------------------------
                                                      2000              1999
                                                    --------          --------
                                                       (Dollars in thousands)

Beginning balance................................   $  5,248          $  2,283
New loans and reclassified related loans.........      3,098             4,356
Repayments.......................................     (3,832)           (1,391)
                                                    --------          --------

Ending balance...................................   $  4,514          $  5,248
                                                    ========          ========

6. ALLOWANCE FOR CREDIT LOSSES

     An analysis of activity in the allowance for credit losses is as follows:

                                                                                     Year Ended December 31,
                                                                                  ----------------------------
                                                                                    2000      1999      1998
                                                                                  -------    ------    -------
                                                                                     (Dollars in thousands)
Balance at beginning of year...................................................   $ 2,753    $ 1,850    $ 1,016
  Balance acquired with Compass, South Texas
   Bancshares and Union Acquisitions, respectively.............................        47        566        661
 Addition -- provision charged to
  operations...................................................................       275        280        239
 Net (charge-offs) and recoveries:
    Loans charged off..........................................................       (83)      (111)       (81)
    Loan recoveries............................................................       108        168         15
                                                                                  -------    -------    -------

Total net recoveries (charge-offs).............................................        25         57        (66)
                                                                                  -------    -------    -------

Balance at end of period.......................................................   $ 3,099    $ 2,753    $ 1,850
                                                                                  =======    =======    =======

                PROSPERITY BANCSHARES, INC.(sm) AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

7. PREMISES AND EQUIPMENT

     Premises and equipment are summarized as follows:

                                              Year Ended
                                              December 31,
                                       --------------------------
                                        2000               1999
                                       -------            -------
                                          (Dollars in thousands)

Land................................   $ 1,308            $ 1,282
Buildings...........................     9,067              8,874
Furniture, fixtures and equipment...     3,977              3,482
Construction in progress............       236                  6
                                       -------            -------
Total...............................    14,588             13,644
Less accumulated depreciation.......     4,763              3,893
                                       -------            -------
Premises and equipment, net.........   $ 9,825            $ 9,751
                                       =======            =======

8. DEPOSITS

     Included in interest-bearing deposits are certificates of deposit in amounts of $100,000 or more. These certificates and their remaining maturities at December 31, 2000 were as follows:

                                               December 31,2000
                                            ----------------------
                                            (Dollars in thousands)
Three months or less.....................           $27,294
Greater than three through six months....            16,120
Greater than six through twelve months...            32,284
Thereafter...............................            12,993
                                                    -------

Total....................................           $88,691
                                                    =======

     Interest expense for certificates of deposit in excess of $100,000 was $3.6 million, $2.2 million and $1.5 million, for the years ended December 31, 2000, 1999 and 1998, respectively.

     The Company has no brokered deposits and there are no major concentrations of deposits.

9. OTHER BORROWINGS

     NOTE PAYABLE -- During December 1997, Bancshares entered into an agreement with a bank to borrow up to $8.0 million under a reducing, revolving line of credit (the "Line"). The purpose of the Line is to provide funding for potential acquisitions in the future. The maximum amount available under the Line is reduced by $1.1 million each year beginning December 1998 with all amounts due and payable on December 31, 2004. The Line bears interest, payable quarterly, at the Federal Funds Rate plus 2.75%. The Line is collateralized by 100% of the issued and outstanding common shares of Holdings and the Bank. At December 31, 2000 and 1999, Bancshares had no outstanding borrowings under the Line.

     OTHER BORROWINGS - At December 31, 2000, the Company had no Federal Home Loan Bank Advances ("FHLB"). The highest outstanding balance of FHLB advances during 2000 was $29.3 million. At December 31, 1999, FHLB advances totaled $5.7 million with a floating interest rate of 5.30%. The advances under the FHLB line of credit are secured by a blanket pledge of the Bank's 1-4 family residential mortgages.

     FEDERAL FUNDS PURCHASED - At December 31, 2000, the Company had no federal funds purchased compared with $10.0 million in federal funds purchased at December 31, 1999.

10.  INTEREST RATE RISK

     The Company is principally engaged in providing real estate, consumer and commercial loans, with interest rates that are both fixed and variable. These loans are primarily funded through short-term demand deposits and longer-term certificates of deposit

               PROSPERITY BANCSHARES, INC.(sm) AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

with variable and fixed rates. The fixed real estate loans are more sensitive to interest rate risk because of their fixed rates and longer maturities.

11.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

     The following is a summary of the various financial instruments entered into by the Company:

                                             December 31,
                                          -----------------
                                           2000      1999
                                          -------   -------
                                       (Dollars in thousands)
Financial instruments whose contract
 amounts represent credit risk:
  Commitments to extend credit.........   $28,616   $27,007
  Standby letters of credit............       438       445

     At December 31, 2000, $5.6 million of commitments to extend credit have fixed rates ranging from 6.95% to 14.00%. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts disclosed above do not necessarily represent future cash requirements.

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

12.  INCOME TAXES

     The components of the provision for federal income taxes are as follows:


                                       Year Ended December 31,
                                     --------------------------
                                      2000      1999      1998
                                     ------    ------    ------
                                       (Dollars in thousands)

Current..................            $3,284    $3,097    $2,106
Deferred.................              (115)      (89)      (77)
                                     ------    ------    ------

Total....................            $3,169    $3,008    $2,029
                                     ======    ======    ======

                PROSPERITY BANCSHARES, INC.(sm) AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

     The provision for federal income taxes differs from the amount computed by applying the federal income tax statutory rate on income as follows:

                                                                   Year Ended December 31,
                                                                ----------------------------
                                                                 2000       1999       1998
                                                                -------    -------    ------
                                                                    (Dollars in thousands)
Taxes calculated at statutory rate......................        $ 3,806    $ 3,224    $2,206
Increase (decrease) resulting from:
 Tax-exempt interest....................................           (436)      (359)     (275)
 Qualified Zone Academy Bond credit.....................           (379)        --        --
 Dividends received deduction...........................           (156)        --        --
 Amortization of goodwill...............................            200        138        54
 Other, net.............................................            134          5        44
                                                                -------    -------    ------

Total...................................................        $ 3,169    $ 3,008    $2,029
                                                                =======    =======    ======


  Deferred tax assets and liabilities are as follows:
                                                                    December 31,
                                                               ---------------------
                                                                  2000       1999
                                                               ---------    --------
                                                              (Dollars in thousands)
Deferred tax assets:
 Allowance for credit losses............................        $   461    $    --
 Unrealized loss on available for
    sale securities.....................................             --      1,383
 Other..................................................             --          4
                                                                -------    -------
Total deferred tax assets...............................            461      1,387
                                                                -------    -------

Deferred tax liabilities:
 Allowance for credit losses............................        $    --    $  (363)
 Accretion on investments...............................           (360)      (249)
 Bank premises and equipment............................         (1,079)    (1,145)
 Unrealized gain on available for sale
   securities...........................................           (147)        --
 Other..................................................            (58)        --
                                                                -------    -------
Total deferred tax liabilities..........................         (1,644)    (1,757)
                                                                -------    -------

Net deferred tax liabilities............................        $(1,183)   $  (370)
                                                                =======    =======

                PROSPERITY BANCSHARES, INC.(sm) AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

13.  STOCK INCENTIVE PROGRAM

     During 1995, the Company's Board of Directors approved a stock option plan (the "Plan") for executive officers and key associates to purchase common stock of Bancshares. On May 31, 1995, the Company granted 260,000 options, after stock split, which vest over a ten-year period beginning on the date of grant. The options were granted at an average exercise price of $4.40 (after stock split). Compensation expense was not recognized for the stock options because the options had an exercise price approximating the fair value of Bancshares' common stock at the date of grant. The maximum number of options available for grant under the Plan is 340,000 (after stock split).

                                                                     Year Ended December 31,
                                              ------------------------------------------------------------------
                                                     2000                   1999                     1998
                                              ---------------------   --------------------   -------------------
                                                          Weighted-              Weighted-             Weighted-
                                               Number     Average     Number     Average     Number    Average
                                               of         Exercise    of         Exercise    of        Exercise
                                               Options      Price     Options      Price     Options   Price
                                               -------    ---------   -------    ---------   -------   ---------
Options outstanding, beginning of period....   309,500       $ 4.96   320,000       $ 4.71   260,000       $4.40
Options granted.............................        --           --    12,000        12.75    60,000        6.25
Options forfeited...........................    (2,000)       12.75        --           --        --          --
Options exercised...........................   (76,200)        4.40   (22,500)        4.40        --          --
                                               -------                -------                -------
Options outstanding, end of period..........   231,300       $ 5.12   309,500       $ 4.96   320,000       $4.71
                                               =======       ======   =======       ======   =======   =========

     At December 31, 2000, there were 72,100 options exercisable under the Plan. During 2000, 76,200 options were exercised.

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

     The weighted-average fair value of the stock options on the grant dates was $0.39, $0.81 and $2.85 in 1995, 1998 and 1999 respectively. The weighted-average remaining contractual life of options outstanding as of December 31, 2000 was 4.42, 7.17 and 8.42 years for the options granted in 1995, 1998 and 1999, respectively. The fair value of each stock options was estimated using an option-pricing model with the following assumptions: (1) for the options granted in 1995, risk-free interest rate of 6.49%; dividend yield of 4.54%; and an expected life of 6.5 years (2) for the options granted in 1998, risk-free interest rate of 5.87%; dividend yield of 3.20%; and an expected life of 6.5 years; and (3) for the options granted in 1999, risk-free interest rate of 5.765%; dividend yield of 1.57%; and an expected life of 4.5 years.

     If compensation expense had been recorded based on the fair value at the grant date for awards consistent with SFAS No. 123, the Company's net income would have been $8.0 million, $6.5 million, and $4.4 million for the years ended December 31, 2000, 1999 and 1998, respectively. Diluted earnings per share would have been $1.48, $1.20 and $1.03 for the years ended December 31, 2000, 1999 and 1998, respectively.

14.  PROFIT SHARING PLAN

     The Company has adopted a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code whereby participants may contribute up to 15% of their compensation. Matching contributions are made at the discretion of the Company. Such matching contributions were approximately $208,000, $184,000 and $112,000, for the years ended December 31, 2000, 1999 and 1998, respectively.

                PROSPERITY BANCSHARES, INC.(sm) AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

15.  COMMITMENTS  AND CONTINGENCIES

Leases -- A summary of noncancelable future operating lease commitments as of December 31, 2000 follows (dollars in thousands):

          2001..........................   $  249
          2002..........................      247
          2003..........................      248
          2004..........................      235
          2005..........................      235
                                           ------
          Total.........................   $1,214
                                           ======

     It is expected that in the normal course of business, expiring leases will be renewed or replaced by leases on other property or equipment.

     Rent expense under all noncancelable operating lease obligations aggregated approximately $250,000 for the year ended December 31, 2000, $226,000 for the year ended December 31, 1999 and $193,000 for the year ended December 31, 1998.

     Litigation - The Company has been named as a defendant in various legal actions arising in the normal course of business. In the opinion of management, after reviewing such claims with outside counsel, resolution of such matters will not have a materially adverse impact on the consolidated financial statements.

16.  REGULATORY MATTERS

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

     To meet the capital adequacy requirements, the Company and the Bank must maintain minimum capital amounts and ratios as defined in the regulations. Management believes, as of December 31, 2000 and 1999, that the Company and the Bank met all capital adequacy requirements to which they are subject.

     At December 31, 2000, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There have been no conditions or events since that notification which management believes have changed the Bank's category.

                PROSPERITY BANCSHARES, INC.(sm) AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

     The following is a summary of the Company's and the Bank's capital ratios at December 31, 2000 and 1999 (dollars in thousands):

                                                                                To Be Well
                                                                             Capitalized Under
                                                          For Capital        Prompt Corrective
                                     Actual            Adequacy Purposes     Action Provisions
                                  ----------------   --------------------   ------------------
                                  Amount    Ratio      Amount      Ratio      Amount    Ratio
                                  -------   ------    --------     -----    ---------   ------
CONSOLIDATED:
AS OF DECEMBER 31, 2000:
  Total Capital
   (to Risk Weighted Assets)...   $43,959    15.06%       $23,353     8.0%         N/A     N/A
  Tier I Capital
   (to Risk Weighted Assets)...   $40,859    14.00%       $11,676     4.0%         N/A     N/A
  Tier I Capital
   (to Average Assets).........   $40,859     6.14%       $19,956     3.0%         N/A     N/A
AS OF DECEMBER 31, 1999:
  Total Capital
   (to Risk Weighted Assets)...   $41,473    16.71%       $19,855     8.0%         N/A     N/A
  Tier I Capital
   (to Risk Weighted Assets)...   $35,627    14.35%       $ 9,927     4.0%         N/A     N/A
  Tier I Capital
   (to Average Assets).........   $35,627     6.28%       $17,011     3.0%         N/A     N/A




                                                                                To Be Well
                                                                             Capitalized Under
                                                            For Capital      Prompt Corrective
                                        Actual           Adequacy Purposes   Action Provisions
                                  ----------------       ------------------  ------------------
                                   Amount    Ratio        Amount     Ratio     Amount    Ratio
                                  -------    -----       -------   --------  ---------   ------
BANK ONLY:
AS OF DECEMBER 31, 2000:
  Total Capital
   (to Risk Weighted Assets)...   $43,231    14.83%       $23,323     8.0%     $29,154    10.0%
  Tier I Capital
   (to Risk Weighted Assets)...   $40,131    13.77%       $11,662     4.0%     $17,492     6.0%
  Tier I Capital
   (to Average Assets).........   $40,131     6.04%       $19,934     3.0%     $33,224     5.0%
AS OF DECEMBER 31, 1999:
  Total Capital
   (to Risk Weighted Assets)...   $38,391    15.48%       $19,836     8.0%     $24,796    10.0%
  Tier I Capital
   (to Risk Weighted Assets)...   $35,637    14.37%       $ 9,918     4.0%     $14,877     6.0%
  Tier I Capital
   (to Average Assets)            $35,637     6.29%       $17,004     3.0%     $28,341     5.0%

   Dividends paid by Bancshares and the Bank are subject to restrictions by certain regulatory agencies. There was an aggregate of $15.0 million and $20.1 million available for payment of dividends by Bancshares and by the Bank to Bancshares, respectively, at December 31, 2000 under these restrictions. Dividends paid by Bancshares during the years ended December 31, 2000 and 1999 were $1.9 million and $1.0 million, respectively. There were no dividends paid by the Bank to Bancshares during the year ended 2000 or 1999.

17.  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                PROSPERITY BANCSHARES, INC.(sm) AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

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

     COMPANY-OBLIGATED MANDITORILY REDEEMABLE TRUST PREFERRED SECURITIES OF SUBSIDIARY TRUST - The fair value of the Company-Obligated Manditorily Redeemable Trust Preferred Securities of Subsidiary Trust was calculated using the quoted market price at December 31, 2000 and 1999.

     DEPOSIT LIABILITIES -- The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

     LONG-TERM DEBT AND OTHER BORROWINGS -- Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt using a discounted cash flows methodology.

     OFF-BALANCE SHEET FINANCIAL INSTRUMENTS -- The fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreement and the present creditworthiness of the counterparties.

     The estimated fair values of the Company's interest-earning financial instruments are as follows (dollars in thousands):

                                                                   December 31,
                                                   --------------------------------------------
                                                           2000                   1999
                                                   --------------------    --------------------
                                                   Carrying      Fair      Carrying      Fair
                                                    Amount      Value       Amount      Value
                                                   --------    --------    --------    --------
Financial assets:
    Cash and due from banks.....................   $ 20,253    $ 20,253    $ 20,658    $ 20,658
    Federal funds sold and other temporary
     investments................................     14,869      14,869      16,100      16,100
    Held to maturity securities.................     69,538      69,586      87,889      87,184
    Available for sale securities...............    310,114     310,114     224,782     224,782
    Loans.......................................    248,665     265,946     223,505     236,306
    Less allowance for credit losses............     (3,099)     (3,099)     (2,753)     (2,753)
                                                   --------    --------    --------    --------
Total...........................................   $660,340    $677,669    $570,181    $582,277
                                                   ========    ========    ========    ========
Financial liabilities:
    Deposits....................................   $634,262    $635,880    $534,756    $535,106
    Company-Obligated Manditorily Redeemable
     Trust Preferred Securities of Subsidiary
     Trust......................................     12,000      11,119      12,000      11,543
    Federal funds purchased and other
    borrowings..................................         --          --      15,700      15,700
                                                   --------    --------    --------    --------
Total...........................................   $646,262    $646,999    $562,456    $562,349
                                                   ========    ========    ========    ========

     The differences in fair value and carrying value of commitments to extend credit and standby letters of credit were not material at December 31, 2000 and 1999.

                PROSPERITY BANCSHARES, INC.(sm) AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

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

18.  TRUST PREFERRED SECURITIES

     In November 1999, the Company formed Prosperity Capital Trust I, a business trust formed under the laws of the State of Delaware (the "Trust"). The Trust issued $12.0 million of 9.60% Trust Preferred Securities and invested the proceeds thereof in the 9.60% Junior Subordinated Deferrable Interest Debentures (the "Junior Subordinated Debentures") issued by the Company. The Junior Subordinated Debentures will mature on November 17, 2029, which date may be shortened to a date not earlier than November 17, 2004, if certain conditions are met (including the Company having received prior approval of the Federal Reserve and any other required regulatory approvals). The Trust Preferred Securities will be subject to mandatory redemption if the Junior Subordinated Debentures are repaid by the Company. The Junior Subordinated Debentures may be prepaid if certain events occur, including a change in the tax status or regulatory capital treatment of the Trust Preferred Securities. In each case, redemption will be made at par, plus the accrued and unpaid distributions thereon through the redemption date.

19.  PARENT COMPANY ONLY FINANCIAL STATEMENTS


                          PROSPERITY BANCSHARES, INC.
                             (Parent Company Only)
                                BALANCE SHEETS

                                                         December 31,
                                                     ----------------------
                                                       2000         1999
                                                     --------     ---------
                                                     (Dollars in thousands)
                      ASSETS
Cash...............................................   $   356    $ 2,993
Investment in subsidiaries.........................    59,443     47,268
Investment in Prosperity Capital Trust I...........       380        380
Goodwill, net......................................     4,448      4,914
Other assets.......................................       372        233
                                                      -------    -------
TOTAL..............................................   $64,999    $55,788
                                                      =======    =======

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
 Accrued interest payable and other liabilities....   $    --    $   142
 Junior subordinated debentures....................    12,380     12,380
                                                      -------    -------
   Total liabilities...............................    12,380     12,522
                                                      -------    -------

SHAREHOLDERS' EQUITY:
 Common stock......................................     5,275      5,199
 Capital surplus...................................    16,049     15,880
 Retained earnings.................................    31,028     24,889
 Unrealized losses on available
  for sale securities, net of tax..................       285     (2,684)
 Less treasury stock, at cost (3,576 shares at
  December 31, 2000 and 1999, respectively)........       (18)       (18)
                                                      -------    -------
   Total shareholders'  equity.....................    52,619     43,266
                                                      -------    -------

TOTAL..............................................   $64,999    $55,788
                                                      =======    =======

                PROSPERITY BANCSHARES, INC.(sm) AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

                          PROSPERITY BANCSHARES, INC.
                             (PARENT COMPANY ONLY)
                              STATEMENTS OF INCOME


                                         For the Years Ended December 31,
                                         --------------------------------
                                           2000         1999       1998
                                         --------     ---------  --------
                                              (Dollars in thousands)


OPERATING INCOME:
   Dividends from subsidiaries..........   $    --    $   --    $  995
   Other income.........................         2        --        --
                                           -------    ------    ------

      Total income......................         2        --       995
                                           -------    ------    ------

OPERATING EXPENSE:
   Interest expense.....................        --        --        24
   Amortization of goodwill.............       466       466       463
   Minority expense trust preferred
    securities..........................     1,151       142        --
   Other expenses.......................        92        72        69
                                           -------    ------    ------

      Total operating expense...........     1,709       680       556
                                           -------    ------    ------

INCOME BEFORE INCOME TAX BENEFIT AND
 EQUITY IN UNDISTRIBUTED EARNINGS OF
 SUBSIDIARIES...........................    (1,707)     (680)      439
FEDERAL INCOME TAX BENEFIT..............       529       178       136
                                           -------    ------    ------

INCOME BEFORE EQUITY IN UNDISTRIBUTED
 EARNINGS OF SUBSIDIARIES...............    (1,178)     (502)      575
EQUITY IN UNDISTRIBUTED EARNINGS OF
 SUBSIDIARIES...........................     9,205     6,976     3,885
                                           -------    ------    ------

NET INCOME..............................   $ 8,027    $6,474    $4,460
                                           =======    ======    ======

                PROSPERITY BANCSHARES, INC.(sm) AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

                          PROSPERITY BANCSHARES, INC.
                             (PARENT COMPANY ONLY)
                            STATEMENTS OF CASH FLOWS


                                                                For the Years Ended December 31,
                                                                --------------------------------
                                                                  2000       1999         1998
                                                                --------    -------      -------

                                                                      (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income...................................................   $ 8,027    $  6,474    $ 4,460
 Adjustments to reconcile net income
  to net cash provided by operating activities:
  Equity in undistributed earnings
    of subsidiaries...........................................    (9,205)     (6,976)    (3,885)
  Amortization of goodwill....................................       466         466        463
        (Increase) in other assets............................      (140)       (183)       (38)
  Accrued interest payable....................................      (142)        142         --
  (Decrease) increase in other liabilities....................        --          (6)        --
                                                                 -------    --------    -------

     Total adjustments........................................    (9,021)     (6,557)    (3,460)
                                                                 -------    --------    -------

     Net cash flows (used in) provided
      by operating activities.................................      (994)        (83)     1,000
                                                                 -------    --------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Premiums paid for branch acquisitions........................        --          --       (250)
    Capital contribution to subsidiary........................                  (381)    (2,000)
                                                                            --------    -------
     Net cash flows used in
      investing activities....................................        --        (381)    (2,250)
                                                                 -------    --------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of line of credit..................................        --          --     (2,000)
 Proceeds from line of credit.................................        --          --      2,000
 Issuance of common stock.....................................       335          99     12,842
 Initial public offering costs................................        --        (113)        --
 Trust preferred securities issuance cost.....................       (90)       (560)        --
 Payments of cash dividends...................................    (1,888)     (1,037)    (1,057)
 Transfer to Bank.............................................        --     (18,000)        --
 Proceeds from issuance of junior
   subordinated debentures....................................        --      12,380         --
                                                                 -------    --------    -------
     Net cash flows (used in) provided
      by financing activities.................................    (1,643)     (7,231)    11,785
                                                                 -------    --------    -------

NET (DECREASE) INCREASE IN CASH
 AND CASH EQUIVALENTS.........................................    (2,637)     (7,695)    10,535
CASH AND CASH EQUIVALENTS, BEGINNING
 OF PERIOD....................................................     2,993      10,688        153
                                                                 -------    --------    -------

CASH AND CASH EQUIVALENTS, END OF
 PERIOD.......................................................   $   356    $  2,993    $10,688
                                                                 =======    ========    =======

                PROSPERITY BANCSHARES, INC.(sm) AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

20.  SUBSEQUENT EVENT

     On November 8, 2000, the Company entered into an Agreement and Plan of Reorganization (the "Agreement") with Commercial Bancshares, Inc., a Texas corporation, ("Commercial") whereby Commercial will merge with and into the Company (the "Merger"). Also, pursuant to the Agreement, Commercial's subsidiary, Heritage Bank, will merge with and into the Bank. The shareholders of Commercial will consider and vote upon the Merger at a special meeting of shareholders to be held on February 14, 2001 and the shareholders of the Company will consider and vote upon the Merger and the issuance of shares of Company Common Stock at a special meeting of shareholders to be held on February 21, 2001. The Merger is expected to be consummated during the first quarter of 2001 and will be accounted for using the pooling-of-interests method.

     As of December 31, 2000, Commercial had total assets of approximately $443.0 million, total loans of approximately $162.5 million, total deposits of approximately $399.3 million and total shareholders' equity of approximately $27.7 million.

     The following is certain selected unaudited proforma combined financial information as of December 31, 2000 and for the year then ended, assuming that the above merger had been effective January 1, 1998:

                                           Year Ended December 31,
                                 ---------------------------------------------
                                   2000              1999             1998
                                 --------           -------          ------
                                 (Dollars in thousands, except per share data)

      Total assets.............  $1,144,310      $1,025,831         $798,358
      Shareholders' equity.....      78,501          67,225           59,981
      Net interest income......      34,516          30,269           24,103
      Net earnings.............      11,882          10,641            8,291
      Net earnings per share...        1.44            1.30             1.16

                                 EXHIBIT INDEX

   Exhibit
   Number             Description


   23.1            Consent of Deloitte & Touche LLP