Form 10-Q
period 2001-03-31
PROSPERITY BANCSHARES INC
filed 2001-05-15
CIK 1068851

                                 UNITED STATES
(Mark One)              SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

  [x]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                       OR

  [_]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM____________TO___________

                       COMMISSION FILE NUMBER:  000-25051

                         PROSPERITY BANCSHARES, INC.(SM)
             (Exact name of registrant as specified in its charter)

                  TEXAS                                      74-2331986
(State or other jurisdiction of incorporation             (I.R.S. Employer
           or organization)                              Identification No.)

                                4295 San Felipe
                             Houston, Texas  77027
          (Address of principal executive offices, including zip code)

                                 (713) 693-9300
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
   ----     ----

As of May 14, 2001, there were 8,087,835 shares of the registrant's Common Stock, par value $1.00 per share, outstanding.

PROSPERITY BANCSHARES, INC.(SM) AND SUBSIDIARIES
INDEX TO FORM 10-Q


PART I - FINANCIAL INFORMATION                                                                 Page
Item 1.  Financial Statements...............................................................    3
         Consolidated Balance Sheets as of March 31, 2001 (unaudited ) and
           December 31, 2000................................................................    3
         Consolidated Statements of Income for the Three Months
           Ended March 31, 2001 and 2000 (unaudited)........................................    4
         Consolidated Statements of Shareholders' Equity for the Year Ended December 31,
           2000 and for the Three Months Ended March 31, 2001 (unaudited)...................    5
         Consolidated Statements of Cash Flows for the Three Months Ended March
           31, 2001 and 2000 (unaudited)....................................................    6
         Notes to Consolidated Financial Statements.........................................    7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
           Operations.......................................................................    9
Item 3.  Quantitative and Qualitative Disclosures about Market Risk.........................   17

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..................................................................   17
Item 2.  Changes in Securities and Use of Proceeds..........................................   17
Item 3.  Defaults upon Senior Securities....................................................   17
Item 4.  Submission of Matters to a Vote of Security Holders................................   17
Item 5.  Other Information..................................................................   17
Item 6.  Exhibits and Reports on Form 8-K...................................................   17
Signatures..................................................................................   18

                         PART I - FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

                 PROSPERITY BANCSHARES, INC.(SM) AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                     March 31,             December 31,
                                                                       2001                    2000
                                                                    ----------              ----------
                                                                    (unaudited)
                                                                 (Dollars in thousands, except share data)
                         ASSETS
Cash and due from banks..........................................   $   28,672              $   35,709
Interest-bearing deposits in financial institutions..............           --                   1,085
Federal funds sold...............................................       10,758                  62,369
                                                                    ----------              ----------
    Total cash and cash equivalents..............................       39,430                  99,163
Available for sale securities, at fair value (amortized cost
   of $356,324 (unaudited) and $333,856, respectively)...........      358,865                 334,773
Held to maturity securities, at cost (fair value of $308,671
 (unaudited) and $250,171, respectively)......................         305,258                 252,178
Loans............................................................      418,648                 411,203
Less allowance for credit losses.................................       (5,598)                 (5,523)
                                                                    ----------              ----------
       Loans, net................................................      413,050                 405,680
Accrued interest receivable......................................        9,796                  10,430
Goodwill (net of accumulated amortization of $5,332
 (unaudited) and $4,954, respectively)...........................       23,663                  24,003
Bank premises and equipment, net.................................       14,670                  14,487
Other real estate owned..........................................           --                     545
Other assets.....................................................        4,999                   4,881
                                                                    ----------              ----------
TOTAL............................................................   $1,169,731              $1,146,140
                                                                    ==========              ==========
          LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
 Deposits:
     Noninterest-bearing.........................................   $  184,831              $  187,959
     Interest-bearing............................................      869,162                 845,587
                                                                    ----------              ----------
       Total deposits............................................    1,053,993               1,033,546
 Other borrowings................................................       13,778                  13,931
 Accrued interest payable........................................        3,660                   3,480
 Other liabilities...............................................        4,415                   2,850
                                                                    ----------              ----------
       Total liabilities.........................................    1,075,846               1,053,807
COMPANY-OBLIGATED MANDATORILY
  REDEEMABLE TRUST PREFERRED SECURITIES
  OF SUBSIDIARY TRUST............................................       12,000                  12,000
SHAREHOLDERS' EQUITY:
 Common stock, $1 par value; 50,000,000 shares
     authorized; 8,091,411 (unaudited) and 8,075,486,
     shares issued at March 31, 2001 and December 31,
     2000, respectively; 8,087,835 (unaudited) and
     8,071,910 shares outstanding at March 31, 2001
     and December 31, 2000, respectively.........................        8,091                   8,075
 Capital surplus.................................................       25,533                  26,006
 Retained earnings...............................................       46,602                  45,665
 Accumulated other comprehensive income -- net unrealized
      gains on available for sale securities, net of  tax
      of $864 (unaudited) and $312, respectively.................        1,677                     605
 Less treasury stock, at cost, 3,576 shares at March 31,
      2001 (unaudited) and 3,576 shares at December 31,
     2000, respectively..........................................          (18)                    (18)
                                                                    ----------              ----------
       Total shareholders' equity................................       81,885                  80,333
                                                                    ----------              ----------
TOTAL............................................................   $1,169,731              $1,146,140
                                                                    ==========              ==========

                See notes to consolidated financial statements.

                 PROSPERITY BANCSHARES, INC.(SM) AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                               Three Months Ended
                                                                    March 31,
                                                          -----------------------------
                                                             2001                2000
                                                          ---------            --------
                                                   (Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees................................       $ 8,873            $ 7,809
Securities:
 Taxable.............................................         8,778              7,863
 Nontaxable..........................................           378                496
 70% nontaxable preferred dividends..................           311                 67
Federal funds sold...................................           965                507
Deposits in financial institutions...................            15                 20
                                                            -------            -------
 Total interest income...............................        19,320             16,762
                                                            -------            -------
INTEREST EXPENSE:
  Deposits...........................................         9,766              7,460
  Note payable and federal funds
    purchased........................................           170                717
  Other..............................................            83                 70
                                                            -------            -------
    Total interest expense...........................        10,019              8,247
                                                            -------            -------
    NET INTEREST INCOME..............................         9,301              8,515
PROVISION FOR CREDIT LOSSES..........................            --                 75
                                                            -------            -------
NET INTEREST INCOME AFTER PROVISION
  FOR CREDIT LOSSES..................................         9,301              8,440
                                                            -------            -------
NONINTEREST INCOME:
  Customer service fees..............................         1,788              1,526
  Other..............................................           247                308
                                                            -------            -------
   Total noninterest income..........................         2,035              1,834
                                                            -------            -------
NONINTEREST EXPENSE:
  Salaries and employee benefits.....................         3,335              3,190
  Net occupancy expense..............................           516                479
  Data processing....................................           505                456
  Goodwill amortization..............................           341                264
  Depreciation expense...............................           415                406
  Minority interest trust preferred securities.......           288                287
  Merger related expenses............................         2,425                 --
  Other..............................................         1,304              1,444
                                                            -------            -------
   Total noninterest expense.........................         9,129              6,526
                                                            -------            -------
INCOME BEFORE INCOME TAXES...........................         2,207              3,748
PROVISION FOR INCOME TAXES...........................           540              1,136
                                                            -------            -------
NET INCOME...........................................       $ 1,667            $ 2,612
                                                            =======            =======
EARNINGS PER SHARE
Basic................................................       $  0.21            $  0.33
                                                            =======            =======
Diluted..............................................       $  0.20            $  0.32
                                                            =======            =======

                See notes to consolidated financial statements.

                 PROSPERITY BANCSHARES, INC.(SM) AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                         Accumulated
                                                                                            Other
                                                                                        Comprehensive
                                                                                        Income -- Net
                                                                                    Unrealized (Loss) Gain
                                            Common Stock                                  on Avail-                      Total
                                        --------------------   Capital    Retained      able for Sale     Treasury    Shareholders'
                                          Shares     Amount    Surplus    Earnings       Securities         Stock         Equity
                                        ----------   -------   --------   ---------   -----------------   ---------   --------------
                                                                   (Amounts in thousands, except share data)
BALANCE AT JANUARY 1, 2000...........   7,999,298    $7,999    $26,005     $37,719         $(2,681)           $(18)       $69,024
  Net income.........................                                       10,701                                         10,701
  Net change in unrealized gain
   on available for sale
    securities.......................                                                        3,286                          3,286
                                                                                                                          -------
  Total comprehensive income.........                                                                                      13,987
                                                                                                                          -------
  Sale of common stock...............      76,200        76        259                                                        335
  Trust preferred issuance costs.....                              (90)                                                       (90)
  Cash paid to dissenting shareholder
   in connection with the issuance of
    common stock in exchange for
    common stock of Heritage Bank....                             (153)                                                      (153)
  Cash paid in lieu of fractional
   shares............................         (12)                 (15)                                                       (15)
  Cash dividends declared............                                       (2,755)                                        (2,755)
                                        ---------    ------    -------    --------         -------            ----        -------
BALANCE AT DECEMBER 31, 2000.........   8,075,486    $8,075    $26,006     $45,665         $   605            $(18)       $80,333
Net income (unaudited)...............                                        1,667                                          1,667
  Net change in unrealized gain
   (loss) on available for sale
    securities(unaudited)............                                                        1,072                          1,072
                                                                                                                          -------
  Total comprehensive income
   (unaudited).......................                                                                                       2,739
                                                                                                                          -------
  Cash paid to dissenting
   shareholders in connection with the
   issuance of common stock in exchange
   for common stock of Commercial....     (31,775)      (32)      (635)                                                      (667)
  Sale of common stock...............      47,700        48        162                                                        209
  Cash dividends declared (unaudited)                                         (730)                                          (730)
                                        ---------    ------    -------    --------         -------            ----        -------
BALANCE AT MARCH 31, 2001
   (unaudited).......................   8,091,411    $8,091    $25,533     $46,602         $ 1,677            $(18)       $81,885
                                        =========    ======    =======    ========         =======            ====        =======

                See notes to consolidated financial statements

                PROSPERITY BANCSHARES, INC.(SM) AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                         Three Months Ended
                                                              March 31,
                                                        --------------------
                                                          2001        2000
                                                        --------    --------
                                                       (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income.........................................    $  1,667    $  2,612
 Adjustments to reconcile net income
    to net cash provided by operating activities:
    Depreciation and amortization...................         757         650
    Provision for credit losses.....................          --          75
    Net (accretion) amortization of discount/premium
       on investments...............................         (88)         98
    Loss on sale of premises and equipment..........         241          --
    Decrease in other assets and accrued interest
       receivable...................................        (517)      5,206
    Increase in accrued interest payable
      and other liabilities.........................       1,193       3,476
                                                        --------    --------
      Total adjustments.............................       2,620       9,505
                                                        --------    --------
      Net cash provided by operating activities.....       4,287      12,117
                                                        --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from maturities and principal
    paydowns of held to maturity securities.........      96,743      15,119
 Purchase of held to maturity securities............          --     (43,769)
 Proceeds from maturities and principal
    paydowns of available for sale securities.......      18,322       5,790
 Purchase of available for sale securities..........    (190,525)    (15,661)
 Net increase in loans..............................      (7,445)     (4,683)
 Purchase of bank premises and equipment............        (778)       (253)
 Net proceeds acquired from sale of real estate
      acquired by foreclosure.......................         557          --
 Net decrease in interest-bearing
    deposits in financial institutions..............          --        (297)
                                                        --------    --------
      Net cash (used in) investing activities.......     (83,126)    (43,754)
                                                        --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net (decrease) in noninterest-bearing
    deposits........................................      (3,128)        (32)
 Net increase in interest-bearing deposits..........      23,575      13,326
 Repayments of line of credit.......................        (153)    (10,599)
 Cash paid to dissenting shareholders...............        (667)         --
 Proceeds from sale of common stock.................         210         111
 Payments of cash dividends.........................        (731)       (686)
                                                        --------    --------
      Net cash provided by financing activities.....      19,106       2,120
                                                        --------    --------
NET (DECREASE) IN CASH AND CASH
 EQUIVALENTS........................................    $(59,733)   $(29,517)
CASH AND CASH EQUIVALENTS, BEGINNING
 OF PERIOD..........................................      99,163      95,031
                                                        --------    --------
CASH AND CASH EQUIVALENTS, END OF
 PERIOD.............................................    $ 39,430    $ 65,514
                                                        ========    ========

                See notes to consolidated financial statements.

                 PROSPERITY BANCSHARES, INC.(SM) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

1. BASIS OF PRESENTATION

     The consolidated financial statements include the accounts of Prosperity Bancshares, Inc.(SM) (the "Company") and its wholly-owned subsidiaries, First Prosperity Bank(SM) (the "Bank") and Prosperity Holdings, Inc. These financial statements give retroactive effect to the merger of Commercial Bancshares, Inc., a Texas corporation ("Commercial") with and into the Company which was effective on February 23, 2001 and accounted for as a pooling of interests. All significant inter-company transactions and balances have been eliminated.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and with the Company's Current Report on Form 8-K, as amended, dated February 23, 2001. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

2. INCOME PER COMMON SHARE

     The following table illustrates the computation of basic and diluted earnings per share (in thousands, except per share data):


                                                            Three Months Ended
                                                                 March 31,
                                                            ------------------
                                                               2001      2000
                                                            --------   -------
          Net income available to common shareholders         $1,667   $2,612

          Weighted average common shares outstanding           8,087    8,004
          Potential dilutive common shares                       171      212
                                                              ------   ------
          Weighted average common shares and equivalents
            outstanding                                        8,258    8,216
                                                              ------   ------
          Basic earnings per common share                     $ 0.21   $ 0.33
                                                              ======   ======
          Diluted earnings per common share                   $ 0.20   $ 0.32
                                                              ======   ======


                PROSPERITY BANCSHARES, INC.(SM) AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 MARCH 31, 2001
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)
3. RECENT ACCOUNTING STANDARDS

     SFAS No. 133, "Accounting for Derivative Instruments and for Hedging Activities," establishes accounting and reporting standards for derivative instruments and requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Management believes the implementation of this pronouncement on January 1, 2001 did not have a material effect on the Company's financial statements.

4. RECENT MERGER ACTIVITY

     On February 23, 2001, the Company completed the merger ("Merger") of Commercial with and into the Company. Pursuant to the Agreement and Plan of Reorganization dated as of November 8, 2000 by and between the Company and Commercial, each share of Commercial common stock outstanding as of the effective time of the Merger was converted into 155 shares of the Company's common stock. Based on this exchange ratio, a total of approximately 2,768,610 shares of the Company's common stock were issued to the shareholders of Commercial. In addition, in lieu of issuing shares of Company common stock, cash in the amount of $569,625 was paid to a dissenting shareholder in March 2001 and cash in the amount of $97,650 was paid to a dissenting shareholder in May 2001. Options to acquire 86 shares of Commercial common stock were converted into options to acquire 13,330 shares of the Company's common stock. At December 31, 2000, Commercial had, on a consolidated basis, total assets of $443.0 million, total deposits of $399.3 million, total loans of $162.5 million and total shareholders' equity of $27.7 million.

     The Company accounted for the acquisition as a pooling of interests and therefore the historical financial data of the Company has been restated to include the accounts and operations of Commercial for all periods prior to the merger date. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Overview."

     Separate net interest income and net income amounts of the merged entities are presented in the following table:

                                                                  Three Months Ended
                                                                      March 31,
                                                                  ------------------
                                                                    2001       2000
                                                                  -------    -------
                                                                (Dollars in thousands)
 Net interest income:
  Periods prior to consummation:
    Prosperity Bancshares, Inc..................................   $3,856    $5,575
    Commercial Bancshares, Inc..................................    2,212     2,940
  Periods subsequent to consummation............................    3,233        --
                                                                   ------    ------
     Total net interest income..................................   $9,301    $8,785
                                                                   ======    ======
 Net income:
 Periods prior to consummation:
   Prosperity Bancshares, Inc...................................   $1,418    $1,967
   Commercial Bancshares, Inc...................................      582       645
   Periods subsequent to consummation...........................     (333)       --
                                                                   ------    ------
 Total net income...............................................   $1,667    $2,612
                                                                   ======    ======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Prosperity Bancshares, Inc.(SM) (the "Company") is a registered financial holding company that derives substantially all of its revenues and income from the operation of Prosperity Bank(SM) (the "Bank"). The Bank, which changed its name from First Prosperity Bank(SM) on May 1, 2001, is a full-service bank that provides a broad line of financial products and services to small and medium-sized businesses and consumers through 29 full-service banking locations in the greater Houston metropolitan area and thirteen contiguous counties situated south and southwest of Houston and extending into South Texas.

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

OVERVIEW

     On February 23, 2001, the Company completed a merger with Commercial Bancshares, Inc., a Texas corporation ("Commercial"), whereby Commercial was merged with and into the Company (the "Merger"). In connection with the Merger, Heritage Bank, Commercial's wholly owned subsidiary, was merged with and into the Bank. Similar to its previous acquisitions, management believes that the Merger will enable the Company to achieve certain economies of scale and savings from the operation of the newly acquired banking offices as additional Banking Centers. Heritage Bank, Commercial's wholly owned subsidiary, had 12 full-service banking locations in the Houston metropolitan area and in three adjacent counties, including Houston-Bellaire, Cleveland, Cypress, Fairfield, Houston-Downtown, Houston-Medical Center, Houston-River Oaks/Galleria, Houston-Tanglewood/Memorial, Houston-Waugh Drive, Liberty, Magnolia and Wharton.

     As a result of the Merger, the holders of Commercial common stock received 155 shares of the Company's common stock, $1.00 par value ("Common Stock") for each share of Commercial common stock they owned at the effective time ("Effective Time") of the Merger. Based on this exchange ratio, the Company issued an aggregate of 2,768,610 shares of its Common Stock in connection with the Merger. In addition, in lieu of issuing shares of Company Common Stock, cash in the amount of $569,625 was paid to a dissenting shareholder in March 2001 and cash in the amount of $97,650 was paid to a dissenting shareholder in May 2001. The options to purchase shares of Commercial common stock which were outstanding at the Effective Time were converted into options to purchase 13,330 shares of Company Common Stock. The converted options will be governed by the original plans under which they were granted. In connection with this Merger, the Company incurred approximately $2.4 million in pretax merger-related expenses and other charges (the "Special Charge"). The transaction was accounted for as a pooling interests and therefore the historical financial data of the Company has been restated to include the accounts and operations of Commercial for all periods prior to the Effective Time of the Merger.

     Total assets were $1.17 billion at March 31, 2001 compared with $1.15 billion at December 31, 2000. Total loans increased to $418.6 million at March 31, 2001 from $411.2 million at December 31, 2000, an increase of $7.4 million, or 1.8%. Total deposits were $1.05 billion at March 31, 2001 compared with $1.03 billion at December 31, 2000, a increase of $20.4 million, or 2.0%. Shareholders' equity increased $1.6 million or 2.0%, to $81.9 million at March 31, 2001 compared with $80.3 million at December 31, 2000.

RESULTS OF OPERATIONS EXCLUDING MERGER-RELATED EXPENSES

     If the Company had not incurred the Special Charge of $2.4 million in connection with the Merger, net income for the three months ended March 31, 2001 would have been $3.2 million ($0.39 per common share on a diluted basis) compared with $2.6 million ($0.32 per common share on a diluted basis) for the quarter ended March 31, 2000, an increase of $632,000, or 24.2%. The Company would have posted returns on average common equity of 15.79% and 15.83%, returns on average assets of 1.12% and 1.02% and efficiency ratios of 58.07% and 62.01% for the quarters ended March 31, 2001 and 2000, respectively.

RESULTS OF OPERATIONS AS REPORTED

     Net income available to common shareholders was $1.7 million ($0.20 per common share on a diluted basis) for the quarter ended March 31, 2001 compared with $2.6 million ($0.32 per common share on a diluted basis) for the quarter ended March 31, 2000, a decrease of $945,000, or 36.2%. The Company posted returns on average common equity of 8.11% and 15.83% and returns on average assets of 0.58% and 1.02% for the quarters ended March 31, 2001 and 2000, respectively.

Net Interest Income

     Net interest income was $9.3 million for the quarter ended March 31, 2001 compared with $8.5 million for the quarter ended March 31, 2000, an increase of $786,000, or 9.2%. Net interest income increased as a result of an increase in average interest-earning assets to $1.07 billion for the quarter ended March 31, 2001 from $957.2 million for the quarter ended March 31, 2000, an increase of $115.2 million, or 12.0%. The net interest margin on a tax equivalent basis decreased to 3.65% from 3.67% for the same periods, principally due an increase in interest bearing liabilities from $772.4 million for the quarter ended March 31, 2000 to $872.3 million for the quarter ended March 31, 2001, an increase of $100,000, or 12.9%.

     The Company's net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a "volume change." It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a "rate change." The following tables set forth, for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the quarters ended March 31, 2001 and 2000. The tables also set forth the average rate paid on total interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods.

                                                                            Three Months Ended March 31,
                                                      -----------------------------------------------------------------------------
                                                                         2001                                 2000
                                                     -----------------------------------   ----------------------------------------
                                                        Average      Interest   Average      Average      Interest       Average
                                                      Outstanding    Earned/    Yield/     Outstanding    Earned/        Yield/
                                                        Balance        Paid      Rate (4)    Balance        Paid        Rate (4)
                                                      -----------    --------   --------   -----------    --------    -------------
                                                                               (Dollars in thousands)
ASSETS
Interest-earning assets:
  Loans............................................    $  407,471    $  8,873      8.71%      $368,830      $7,809        8.47%
  Securities(1)....................................       594,526       9,467      6.37        552,056       8,426        6.11
  Deposits in financial institutions...............            --          --        --          1,366          20        5.86
  Federal funds sold and other temporary
   investments.....................................        70,339         980      5.57         34,917         507        5.81
                                                       ----------    --------               ----------    --------
     Total interest-earning assets.................     1,072,336      19,320      7.21%       957,169      16,762        7.01%
                                                                     --------                             --------
  Less allowance for credit losses.................        (5,528)                              (5,088)
                                                       ----------                           ----------
     Total interest-earning assets, net
      of allowance.................................     1,066,808                              952,081
      Noninterest-earning assets...................        88,417                               74,355
                                                       ----------                           ----------
     Total assets..................................    $1,155,225                           $1,026,436
                                                       ==========                           ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing demand deposits.................   $   197,504    $  1,489      3.02%      $188,711      $1,540        3.26%
  Savings and money market accounts................       248,346       2,369      3.82        218,613       1,986        3.63
  Certificates of deposit..........................       409,791       5,908      5.77        313,112       3,934        5.03
  Federal funds purchased and other
   borrowings......................................        16,706         253      6.06         51,967         787        6.06
                                                       ----------    --------               ----------    --------
     Total interest-bearing
      liabilities..................................       872,347      10,019      4.59%       772,403       8,247        4.27%
                                                       ----------    --------               ----------    --------
Noninterest-bearing liabilities:
  Noninterest-bearing demand deposits..............       179,400                              172,384
  Company obligated mandatorily redeemable
    trust preferred securities of subsidiary
    trust..........................................        12,000                               12,000
   Other liabilities...............................         9,282                                3,637
                                                       ----------                           ----------
     Total liabilities.............................     1,073,029                              960,424
                                                       ----------                           ----------
Shareholders' equity...............................        82,196                               66,012
                                                       ----------                           ----------
     Total liabilities and shareholders' equity....    $1,155,225                           $1,026,436
                                                       ==========                           ==========
Net interest rate spread...........................                                2.62%                                  2.74%

Net interest income and margin(2)..................                  $  9,301      3.47%                    $8,515        3.56%
                                                                     ========                             ========
Net interest income and margin
 (tax-equivalent basis)(3).........................                  $  9,782      3.65%                    $8,785        3.67%
                                                                     ========                             ========

------------------
(1) Yield is based on amortized cost and does not include any component of unrealized gains or losses.

(2) The net interest margin is equal to net interest income divided by average interest-earning assets.

(3) In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 34% and 35% for the quarters ended March 31, 2000 and March 31, 2001, respectively.

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

                                                       Three Months Ended March 31,
                                                      ------------------------------
                                                              2001 vs. 2000
                                                      ------------------------------
                                                           Increase
                                                          (Decrease)
                                                            Due to
                                                      -------------------
                                                      Volume         Rate     Total
                                                      -------       ------   -------
                                                           (Dollars in thousands)
 Interest-earning assets:
  Loans............................................   $  818        $ 246    $1,064
  Securities.......................................      648          393     1,041
  Federal funds sold and other temporary
   investments.....................................      495          (42)      453
                                                      ------        -----    ------
   Total increase (decrease) in interest income....    1,961          597     2,558
                                                      ------        -----    ------
 Interest-bearing liabilities:
  Interest-bearing demand deposits.................       72         (123)      (51)
  Savings and money market accounts................      270          113       383
  Certificates of deposit..........................    1,216          758     1,974
  Federal funds purchased and other borrowings.....     (534)          --      (534)
                                                      ------        -----    ------
   Total increase (decrease) in interest expense...    1,024          748     1,772
                                                      ------        -----    ------
 Increase (decrease) in net interest income........   $  937        $(151)   $  786
                                                      ======        =====    ======

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

     The Company had no provision for credit losses for the quarter ended March 31, 2001 compared with $75,000 for the quarter ended March 31, 2000. For the quarter ended March 31, 2001, net recoveries were $74,000.

Noninterest Income

     The Company's primary sources of noninterest income are service charges on deposit accounts and other banking service related fees. Noninterest income totaled $2.0 million for the three months ended March 31, 2001 compared with $1.8 million for the same period in 2000, an increase of $201,000, or 11.0%.

     The following table presents, for the periods indicated, the major categories of noninterest income:


                                          Three Months Ended March 31,
                                          ----------------------------
                                              2001           2000
                                          -----------    -------------
                                            (Dollars in thousands)
Service charges on deposit accounts....      $1,788         $1,526
Other noninterest income...............         247            308
                                             ------         ------
 Total noninterest income..............      $2,035         $1,834
                                             ======         ======

Noninterest Expense

     Noninterest expense totaled $9.1 million for the quarter ended March 31, 2001 compared with $6.5 million for the quarter ended March 31, 2000, an increase of $2.6 million, or 40.0%. The increase was primarily due to the $2.4 million in merger related expenses and other charges incurred during the Merger with Commercial. These charges include closing costs, legal fees, accounting fees, broker fees, employee related costs, and contract terminations. The following table presents, for the periods indicated, the major categories of noninterest expense:


                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                    2001               2000
                                                   ------             ------
                                                    (Dollars in thousands)
Salaries and employee benefits...............      $3,335             $3,190
Non-staff expenses:
 Net occupancy expense.......................         516                479
 Depreciation................................         415                406
 Data processing.............................         505                456
 Regulatory assessments and FDIC insurance...          51                 48
 Ad valorem and franchise taxes..............         126                104
 Goodwill amortization.......................         341                273
 Minority interest expense-trust preferred
  securities.................................         288                287
 Merger related expenses.....................       2,425                 --
 Other.......................................       1,127              1,283
                                                   ------             ------
Total non-staff expenses.....................       5,794              3,336

Total noninterest expense....................      $9,129             $6,526
                                                   ======             ======

     Salaries and employee benefit expenses were $3.3 million for the quarter ended March 31, 2001 compared with $3.2 million for the quarter ended March 31, 2000, an increase of $145,000, or 4.5%. The change was due to annual employee salary increases.

     Non-staff expenses increased $2.5 million, or 73.7%, to $5.8 million for the quarter ended March 31, 2001 compared with the same period in 2000. The increase was principally due to the one-time merger related charges associated with the Merger with Commercial. In addition, goodwill amortization increased from $273,000 to $341,000, or 24.9%, for the period ended March 31, 2001 compared with the same period in 2000. This increase was principally due to the acquisition of five branches from Compass Bancshares, Inc. in September 2000.

Income Taxes

     Income tax expense decreased $596,000, or 52.5%, to $540,000 for the quarter ended March 31, 2001 from $1.1 million for the same period in 2000. The decrease was primarily attributable to lower pretax net earnings which resulted from the one time merger related expenses of $2.4 million.

FINANCIAL CONDITION

Loan Portfolio

     Total loans were $418.6 million at March 31, 2001, an increase of $7.4 million, or 1.8% from $411.2 million at December 31, 2000. Period end loans comprised 39.0% of average earning assets at March 31, 2001 compared with 42.3% at December 31, 2000.

     The following table summarizes the loan portfolio of the Company by type of loan as of March 31, 2001 and December 31, 2000:

                                     March 31,               December 31,
                                       2001                     2000
                                ------------------       --------------------
                                  Amount   Percent         Amount     Percent
                                --------   -------       --------     -------
                                         (Dollars in thousands)
Commercial and industrial....   $ 45,949    11.0%        $ 46,529      11.3%
Real estate:
 Construction and land
   development...............     23,435     5.6           20,128       4.9
 1-4 family residential......    176,489    42.2          175,525      42.7
 Home equity.................     17,701     4.2           16,762       4.1
 Commercial mortgages........     81,136    19.4           75,896      18.5
 Farmland....................     12,163     2.9           12,218       3.0
 Multifamily residential.....      5,260     1.3            2,961       0.7
Agriculture..................     15,167     3.6           13,251       3.2
Other........................      2,731     0.6            2,557       0.6
Consumer.....................     38,617     9.2           45,376      11.0
                                --------   -----         --------   -------
  Total loans................   $418,648   100.0%        $411,203     100.0%
                                ========   =====         ========   =======

Nonperforming Assets

     The Company had $420,000 in nonperforming assets at March 31, 2001 and $1.3 million in nonperforming assets at December 31, 2000. If separately reported, Prosperity would have reported no nonperforming assets at March 31, 2001 and December 31, 2000. The ratio of nonperforming assets to total loans was 0.10% and 0.32% for the periods ended March 31, 2001 and December 31, 2000, respectively.

     The Company generally places a loan on nonaccrual status and ceases accruing interest when the payment of principal or interest is delinquent for 90 days, or earlier in some cases, unless the loan is in the process of collection and the underlying collateral fully supports the carrying value of the loan.
The Company generally charges off all loans before attaining nonaccrual status.

     The following table presents information regarding nonperforming assets as of the dates indicated.

                                               March 31,   December 31,
                                                 2001           2000
                                               ---------   ------------
                                                (Dollars in thousands)
Nonaccrual loans...........................       $ 420         $   10
Accruing loans 90 or more days past due....          --            780
                                                  -----         ------
Total nonperforming loans..................         420            790
Other real estate..........................          --            545
                                                  -----         ------
Total nonperforming assets.................       $ 420         $1,335
                                                  =====         ======

Allowance for Credit Losses

     Management actively monitors the Company's asset quality and provides specific loss allowances when necessary. Loans are charged-off against the allowance for credit losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. As of March 31, 2001, the allowance for credit losses amounted to $5.6 million, or 1.34% of total loans compared with $5.5 million, or 1.34% of total loans at December 31, 2000.

     Set forth below is an analysis of the allowance for credit losses for the three months ended March 31, 2001 and the year ended December 31, 2000:

                                                          Three Months Ended      Year Ended
                                                            March 31, 2001     December 31, 2000
                                                          ------------------  -------------------
                                                                   (Dollars in thousands)
     Average loans outstanding...........................         $407,471          $383,054
                                                                  ========          ========

     Gross loans outstanding at end of period............         $418,648          $411,203
                                                                  ========          ========

     Allowance for credit losses at
      beginning of period................................         $  5,523          $  5,031
     Balance acquired with the acquisition of branches
      from Compass Bancshares, Inc.......................               --                47
     Provision for credit losses.........................               --               275
     Charge-offs:
      Commercial and industrial..........................              (11)             (117)
      Real estate and agriculture........................              (--)              (38)
      Consumer...........................................              (21)              (63)
     Recoveries:
      Commercial and industrial..........................               64                43
      Real estate and agriculture........................               20               263
      Consumer...........................................               23                82
                                                                  --------          --------
     Net (charge-offs) recoveries........................               75               170
     Allowance for credit losses at end of period........         $  5,598          $  5,523
                                                                  ========          ========
     Ratio of allowance to end of period
      loans..............................................             1.34%             1.34%
     Ratio of net charge-offs (recoveries) to average
      loans..............................................            (0.02)%           (0.04)%
     Ratio of nonperforming loans to end of
         period loans....................................             0.10%             0.19%

Securities

   Securities totaled $664.1 million at March 31, 2001 compared with $587.0 million at December 31 2000, an increase of $77.1 million, or 13.1%. At March 31, 2001, securities represented 56.7% of total assets compared with 51.3% of total assets at December 31, 2000.

Premises and Equipment

   Premises and equipment, net of accumulated depreciation, totaled $14.7 million and $14.5 million at March 31, 2001 and December 31, 2000, respectively.

Deposits

     Total deposits were $1.05 billion at March 31, 2001 compared with $1.03 billion at December 31, 2000, an increase of $20.4 million. At March 31, 2001, non-interest bearing deposits accounted for approximately 17.5% of total deposits compared with 18.2% of total deposits at December 31, 2000. Interest-bearing demand deposits totaled $869.2 million, or 82.5%, of total deposits at March 31, 2001 compared with $845.6 million, or 81.8%, of total deposits at December 31, 2000.

Other Borrowings

   The Company had no notes payable and $13.8 million in Federal Home Loan Bank ("FHLB") advances at March 31, 2001, compared with no notes payable and $13.9 million in FHLB advances at December 31, 2000. The FHLB advances are secured by a blanket lien on the Bank's first mortgage loans against one-to-four family residential properties. The maturity dates range from the years 2004 to 2018 and have interest rates ranging from 5.95% to 6.48%. In addition, the Company had no federal funds purchased on March 31, 2001 or December 31, 2000.

Liquidity

   Effective management of balance sheet liquidity is necessary to fund growth in earning assets and to pay liability maturities, depository customers' withdrawal requirements and shareholders' dividends. The Company has numerous sources of liquidity including a significant portfolio of shorter-term assets, marketable investment securities (excluding those presently classified as "held-to-maturity"), increases in customers' deposits, and access to borrowing arrangements. Available borrowing arrangements maintained by the Company include federal funds lines with other commercial banks and an advancement arrangement with the FHLB.

   Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of March 31, 2001, the Company had cash and cash equivalents of $39.4 million, down from $99.2 million at December 31, 2000. The decline was due primarily to a decrease in federal funds sold of $51.6 million and an increase in loans of $7.4 million.

Capital Resources

   Total shareholders' equity was $81.9 million at March 31, 2001 compared with $80.3 million at December 31, 2000, an increase of $1.6 million, or 2.0%. The increase was due primarily to net earnings of $1.7 million plus a net change in unrealized gain on available for sale securities of $1.0 million and less dividends of $731,000 for the three months ended March 31, 2001.

   Both the Board of Governors of the Federal Reserve System, with respect to the Company, and the Federal Deposit Insurance Corporation ("FDIC"), with respect to the Bank, have established certain minimum risk-based capital standards that apply to bank holding companies and federally insured banks. As of March 31, 2001, the Company's Tier 1 risk-based capital, total risk-based capital and leverage capital ratios were 13.82%, 14.94% and 6.12%, respectively. As of March 31, 2001, the Bank's risk-based capital ratios were above the levels required for the Bank to be designated as "well capitalized" by the FDIC, with Tier 1 risk-based capital, total risk-based capital and leverage capital ratios of 13.77%, 14.89% and 6.09%, respectively.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company manages market risk, which for the Company is primarily interest rate risk, through its Asset Liability Committee which is composed of senior officers of the Company, in accordance with policies approved by the Company's Board of Directors.

   The Company uses simulation analysis to examine the potential effects of market changes on net interest income and market value. It considers macroeconomic variables, Company strategy, liquidity and other factors as it quantifies market risk. There have been no material changes of this nature since the Company's Annual Report on Form 10-K filing on February 22, 2001. See Form 10-K, Item 7 "Management's Discussion and Analysis and Results of Operations-Interest Rate Sensitivity and Liquidity".

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Not Applicable

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     a.  Not applicable
     b.  Not applicable
     c.  Not applicable
     d.  Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On February 21, 2001, the Company held a special Meeting of Shareholders to consider and act upon the proposal to approve the Agreement and Plan of Reorganization dated as of November 8, 2000 by and between Prosperity Bancshares, Inc. and Commercial Bancshares, Inc. (the "Agreement") and the issuance of shares of Prosperity Common Stock to shareholders of Commercial Bancshares, Inc. upon the terms and subject to the conditions set forth in the Agreement. There were a total of 3,988,411 shares voted in favor of the proposal, 4,000 shares voted against the proposal and no abstentions.


ITEM 5.  OTHER INFORMATION

     Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a.  Exhibits:

         3.1  Amended and Restated Bylaws of Prosperity Bancshares, Inc.(SM)

     b. The Company filed a Current Report on Form 8-K under Item 2 of Form 8-K on March 1, 2001 to report the completion of the Merger of Commercial Bancshares, Inc. with and into the Company. The Company filed Amendment No. 1 to that Current Report on Form 8-K on May 3, 2001 to file the financial statements related to the Merger.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      PROSPERITY BANCSHARES, INC.(SM)
                                             (Registrant)

                    Date:  05/15/01          /s/ David Zalman
                           --------   ---------------------------------
                                                David Zalman
                                      Chief Executive Officer/President

                    Date:  05/15/01          /s/ David Hollaway
                           --------   ---------------------------------
                                                David Hollaway
                                           Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit
Number   Description
------   -----------

3.1      Amended and Restated Bylaws of Prosperity Bancshares, Inc.