Form 10-Q
period 2001-06-30
PROSPERITY BANCSHARES INC
filed 2001-08-13
CIK 1068851

                                   FORM 10-Q
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

(Mark One)

  [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

Yes [X]   No [ ]

As of July 31, 2001, there were 8,095,835 shares of the registrant's Common Stock, par value $1.00 per share, outstanding.

PROSPERITY BANCSHARES, INC.(SM) AND SUBSIDIARIES
INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION  Page

Item 1.  Interim Financial Statements.................................................     3
  Consolidated Balance Sheets as of June 30, 2001 (unaudited) and
    December 31, 2000.................................................................     3
  Consolidated Statements of Income for the Three and Six Months
    Ended June 30, 2001 and 2000 (unaudited)..........................................     4
  Consolidated Statements of Shareholders' Equity for the Year Ended December 31,
   2000 and for the Six Months Ended June 30, 2001 (unaudited)........................     5
  Consolidated Statements of Cash Flows for the Six Months Ended June
   30, 2001 and 2000 (unaudited)......................................................     6
  Notes to Interim Consolidated Financial Statements..................................     7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
   Operations.........................................................................     8
Item 3.  Quantitative and Qualitative Disclosures about Market Risk...................    18

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings............................................................    19
Item 2.  Changes in Securities and Use of Proceeds....................................    19
Item 3.  Defaults upon Senior Securities..............................................    19
Item 4.  Submission of Matters to a Vote of Security Holders..........................    19
Item 5.  Other Information............................................................    19
Item 6.  Exhibits and Reports on Form 8-K.............................................    19
Signatures............................................................................    20

                         PART I - FINANCIAL INFORMATION
                      ITEM 1. INTERIM FINANCIAL STATEMENTS

               PROSPERITY BANCSHARES, INC.(SM) AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                              June 30,             December 31,
                                                                2001                   2000
                                                              --------             -------------
                                                            (unaudited)
                                                         (Dollars in thousands, except share data)
       ASSETS
Cash and due from banks...........................           $   27,706              $   35,709
Interest-bearing deposits in financial
 institutions.....................................                  590                   1,085
Federal funds sold................................               14,800                  62,369
                                                             ----------              ----------
  Total cash and cash equivalents.................               43,096                  99,163
Available for sale securities, at fair value
 (amortized cost of $376,600 (unaudited)
    and $333,856, respectively)...................              376,983                 334,773
Held to maturity securities, at cost (fair value
 of $273,867  (unaudited) and $250,171,
  respectively)......................                           269,998                 252,178
Loans.............................................              430,135                 411,203
Less allowance for credit losses..................               (5,593)                 (5,523)
                                                             ----------              ----------
      Loans, net..................................              424,542                 405,680
Accrued interest receivable.......................                9,651                  10,430
Goodwill (net of accumulated amortization of $5,673
 (unaudited) and $4,954, respectively)............               23,322                  24,003
Bank premises and equipment, net..................               14,334                  14,487
Other real estate owned...........................                   --                     545
Other assets......................................                3,854                   4,881
                                                             ----------              ----------
TOTAL ASSETS......................................           $1,165,780              $1,146,140
                                                             ==========              ==========
 LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
 Deposits:
    Noninterest-bearing...........................           $  180,095              $  187,959
    Interest-bearing..............................              870,275                 845,587
                                                             ----------              ----------
      Total deposits..............................            1,050,370               1,033,546
 Federal funds purchased..........................                   --                      --
 Other borrowings.................................               13,623                  13,931
 Accrued interest payable.........................                3,561                   3,480
 Other liabilities................................                3,146                   2,850
                                                             ----------              ----------
      Total liabilities...........................            1,070,700               1,053,807
COMPANY-OBLIGATED MANDATORILY REDEEMABLE
  TRUST PREFERRED SECURITIES OF SUBSIDIARY
  TRUST...........................................               12,000                  12,000
SHAREHOLDERS' EQUITY:
 Common stock, $1 par value; 50,000,000 shares
    authorized; 8,099,411 (unaudited) and 8,075,486,
    shares issued at June 30, 2001 and December 31,
    2000, respectively; 8,095,835 (unaudited) and
    8,071,910 shares outstanding at June 30, 2001
    and December 31, 2000, respectively...........                8,099                   8,075
 Capital surplus..................................               25,380                  26,006
 Retained earnings................................               49,361                  45,665
 Accumulated other comprehensive income -- net
     unrealized gain on available for sale
     securities, net of  tax of $133 (unaudited)
     and $312, respectively.......................                  258                     605
 Less treasury stock, at cost, 3,576 shares at
  June 30, 2001 (unaudited) and December 31, 2000.                  (18)                    (18)
                                                             ----------              ----------
      Total shareholders' equity..................               83,080                  80,333
                                                             ----------              ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY........           $1,165,780              $1,146,140
                                                             ==========              ==========

            See notes to interim consolidated financial statements.

               PROSPERITY BANCSHARES, INC.(SM)  AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                        Three Months Ended              Six Months Ended
                                              June 30,                      June 30,
                                        -----------------               ----------------
                                          2001       2000                2001      2000
                                        -------   -------               ------    ------
                                          (Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees........           $ 8,866   $ 8,195            $17,739   $16,004
Securities:
 Taxable.....................             9,415     7,781             18,193    15,633
 Nontaxable..................               411       371                789       877
 70% nontaxable preferred
  dividends..................               344       135                655       203
Deposits in financial
 institutions................                 7        20                 22        40
Federal funds sold...........               100       334              1,065       840
                                        -------   -------            -------   -------
  Total interest income......            19,143    16,836             38,463    33,597
                                        -------   -------            -------   -------

INTEREST EXPENSE:
  Deposits...................             9,085     7,687             18,851    15,147
    Note payable and federal
     funds...................               322       316                575     1,033
    Other....................                --       281                 --       351
                                        -------   -------            -------   -------
    Total interest expense...             9,407     8,284             19,426    16,531
                                        -------   -------            -------   -------
    NET INTEREST INCOME......             9,736     8,552             19,037    17,066
PROVISION FOR CREDIT LOSSES..                --        75                 --       150
                                        -------   -------            -------   -------
NET INTEREST INCOME AFTER
PROVISION FOR CREDIT LOSSES..             9,736     8,477             19,037    16,916
                                        -------   -------            -------   -------

NONINTEREST INCOME:
  Customer service fees......             1,789     1,560              3,577     3,087
  Other......................               269       316                516       622
                                        -------   -------            -------   -------
   Total noninterest income..             2,058     1,876              4,093     3,709
                                        -------   -------            -------   -------
NONINTEREST EXPENSE:
  Salaries and employee
   benefits..................             3,177     3,183              6,512     6,371
  Net occupancy expense......               474       497                990       978
  Data processing............               520       412              1,025       868
  Goodwill amortization......               340       273                681       547
  Depreciation expense.......               383       421                798       826
  Minority interest trust
   preferred securities......               288       288                576       575
  Merger related expenses....                --        --              2,425        --
  Other......................             1,555     1,498              2,859     2,931
                                        -------   -------            -------   -------
   Total noninterest expense.             6,737     6,572             15,866    13,096
                                        -------   -------            -------   -------
INCOME BEFORE INCOME TAXES...             5,057     3,781              7,264     7,529
PROVISION FOR INCOME TAXES...             1,487     1,135              2,027     2,271
                                        -------   -------            -------   -------
NET INCOME...................           $ 3,570   $ 2,646            $ 5,237   $ 5,258
                                        =======   =======            =======   =======
EARNINGS PER SHARE
Basic........................             $0.44     $0.33              $0.65     $0.66
                                        =======   =======            =======   =======
Diluted......................             $0.43     $0.32              $0.64     $0.64
                                        =======   =======            =======   =======

            See notes to interim consolidated financial statements.

               PROSPERITY BANCSHARES, INC.(SM) AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                          Accumulated
                                                                                             Other
                                                                                         Comprehensive
                                                                                         Income -- Net
                                                                                      Unrealized (Loss)
                                          Common Stock                                  Gain on Avail-                    Total
                                   ---------------------------   Capital    Retained     able for Sale    Treasury    Shareholders'
                                        Shares         Amount    Surplus    Earnings      Securities        Stock         Equity
                                   -----------------   -------   --------   ---------   ---------------   ---------   --------------
                                                               (Amounts in thousands, except share data)

BALANCE AT JANUARY 1, 2000......         7,999,298    $7,999    $26,005     $37,719           $(2,681)      $ (18)         $69,024

  Net income....................                                             10,701                                         10,701
  Net change in unrealized gain
   on available for sale securities                                                             3,286                        3,286
                                                                                                                     -------------
  Total comprehensive income....                                                                                            13,987
                                                                                                                     -------------
  Sale of common stock..........            76,200        76        259                                                        335
  Trust preferred issuance costs                                    (90)                                                       (90)
  Cash paid to dissenting
   shareholder in connection with
   the issuance of common
   stock in exchange for common
    stock of Heritage Bank......                                               (153)                                          (153)
  Cash paid in lieu of
   fractional shares............               (12)                 (15)                                                       (15)
  Cash dividends declared.......                                             (2,755)                                        (2,755)
                                         ---------    ------    -------    --------    --------------    --------    -------------
BALANCE AT DECEMBER 31, 2000....         8,075,486     8,075     26,006      45,665               605         (18)          80,333

Net income (unaudited)..........                                              5,237                                          5,237
  Net change in unrealized gain
   on available for sale securities
    (unaudited).................                                                                 (347)                        (347)
                                                                                                                     -------------
  Total comprehensive income
   (unaudited)..................                                                                                             4,890
                                                                                                                     -------------
  Cash paid to dissenting
   shareholder in connection with
   the issuance of common stock in
   exchange for common stock of
   Heritage Bank (unaudited)....                                   (180)                                                      (180)
  Cash paid to dissenting
   shareholders in connection with
   the issuance of common stock in
   exchange for common stock of
   Commercial (unaudited).......           (31,775)      (32)      (636)                                                      (668)
  Sale of common stock
   (unaudited)..................            55,700        56        190                                                        246
  Cash dividends declared
   (unaudited)..................                                             (1,541)                                        (1,541)
                                         ---------    ------    -------    --------    --------------    --------    -------------
BALANCE AT JUNE 30, 2001
   (unaudited)..................         8,099,411    $8,099    $25,380     $49,361           $   258       $ (18)         $83,080
                                         =========    ======    =======    ========    ==============    ========    =============

            See notes to interim consolidated financial statements

               PROSPERITY BANCSHARES, INC.(SM) AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                               Six Months Ended
                                                                   June 30,
                                                            --------------------
                                                               2001        2000
                                                            ---------    --------
                                                            (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income..............................................   $   5,237    $  5,258
 Adjustments to reconcile net income
   to net cash provided by operating activities:
   Depreciation and amortization.........................       1,480       1,303
   Provision for credit losses...........................          --         150
   Loss on sale of premises and equipment................         341          --
   Net amortization of premium/discount on  investments..         133         164
    Decrease in accrued interest receivable and  other
     assets..............................................       1,807       5,760
   Increase in accrued interest payable
     and other liabilities...............................         654       2,051
                                                            ---------    --------
     Total adjustments...................................       4,415       9,428
                                                            ---------    --------
     Net cash provided by operating activities...........       9,652      14,686
                                                            ---------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from maturities and principal
   paydowns of held to maturity securities...............     131,010      46,777
 Purchase of held to maturity securities.................          --     (52,579)
 Proceeds from maturities and principal
   paydowns of available for sale securities.............      40,746      10,875
 Purchase of available for sale securities...............    (232,446)    (15,661)
 Net increase in loans...................................     (18,932)    (15,867)
 Purchase of bank premises and equipment.................      (1,028)       (613)
 Proceeds from sale of  bank premises and equipment
      and other real estate acquired by foreclosure......         557          --
  Net decrease in interest-bearing
   deposits in financial institutions....................          --        (297)
                                                            ---------    --------
      Net cash (used in) investing activities............     (80,093)    (27,365)
                                                            ---------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net (decrease) increase  in noninterest-bearing
   deposits..............................................      (7,864)      8,577
 Net increase (decrease) in interest-bearing deposits....      24,688     (14,319)
 Repayments of line of credit............................        (308)    (34,276)
 Cash paid to dissenting shareholders....................        (847)         --
 Payments of cash dividends..............................      (1,542)     (1,389)
 Sale of common stock....................................         247         159
                                                            ---------    --------
     Net cash  provided by financing activities..........      14,374     (41,248)
                                                            ---------    --------
NET (DECREASE) CASH AND CASH EQUIVALENTS.................   $ (56,067)   $(53,927)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...........      99,163      95,031
                                                            ---------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD.................   $  43,096    $ 41,104
                                                            =========    ========

            See notes to interim consolidated financial statements.

               PROSPERITY BANCSHARES, INC.(SM) AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2001
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

     The interim consolidated financial statements include the accounts of Prosperity Bancshares, Inc. (SM) (the "Company") and its wholly-owned subsidiaries, Prosperity Bank (SM) (the "Bank") and Prosperity Holdings, Inc. These financial statements give retroactive effect to the merger of Commercial Bancshares, Inc., a Texas corporation ("Commercial") with and into the Company which was effective on February 23, 2001 and accounted for as a pooling of interests. All significant inter-company transactions and balances have been eliminated.

  The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and the Company's Current Report on Form 8-K, as amended, dated February 23, 2001. Operating results for the six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

2.  INCOME PER COMMON SHARE

     The following table illustrates the computation of basic and diluted earnings per share (in thousands, except per share data):


                                                     Three Months Ended   Six Months Ended
                                                            June 30,          June 30
                                                     ------------------   ----------------
                                                        2001      2000      2001     2000
                                                      -------    ------    ------   ------
Net income available to common shareholders            $3,570    $2,646    $5,237   $5,258

 Weighted average common shares outstanding             8,090     8,021     8,073    8,013
 Potential dilutive common shares                         152       198       161      205
                                                       ------    ------    ------   ------
 Weighted average common shares and equivalents
     outstanding                                        8,242     8,219     8,234    8,218
                                                       ------    ------    ------   ------
 Basic earnings per common share                       $ 0.44    $ 0.33    $ 0.65   $ 0.66
                                                       ======    ======    ======   ======
 Diluted earnings per common share                     $ 0.43    $ 0.32    $ 0.64   $ 0.64
                                                       ======    ======    ======   ======

               PROSPERITY BANCSHARES, INC.(SM) AND SUBSIDIARIES
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 JUNE 30, 2001
                             (DOLLARS IN THOUSANDS)
                                  (UNAUDITED)

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

ISSUANCE OF PREFERRED SECURITIES OF PROSPERITY STATUTORY TRUST II

     In July 2001, the Company formed Prosperity Statutory Trust II ("Trust II") and on July 31, 2001, Trust II issued 15,000 Floating Rate Capital Securities (the "Capital Securities") with an aggregate liquidation value of $15,000,000 to a third party. Concurrently with the issuance of the Capital Securities, Trust II issued trust common securities to the Company in the aggregate liquidation value of $464,000. The proceeds of the issuance of the Capital Securities and trust common securities were invested in the Company's Floating Rate Junior Subordinated Deferrable Interest Debentures (the "Junior Subordinated Debentures"). The Junior Subordinated Debentures will mature on July 31, 2031, which date may be shortened to a date not earlier than July 31, 2006, if certain conditions are met (including the Company having received prior approval of the Federal Reserve and any other required regulatory approvals). These Junior Subordinated Debentures, which are the only assets of Trust II, are subordinate and junior in right of payment to all present and future senior indebtedness (as defined in the Indenture dated July 31, 2001) of the Company. The Junior Subordinated Debentures will accrue interest at a floating rate equal to 3-Month LIBOR plus 3.58%, not to exceed 12.50%, payable quarterly. The interest rate on the Junior Subordinated Debentures for the period from July 31, 2001 through October 30, 2001 is equal to 7.29%. The quarterly distributions on the Capital Securities will be paid at the same rate that interest is paid on the Junior Subordinated Debentures.

     The Company has fully and unconditionally guaranteed the Trust II's obligations under the Capital Securities. Trust II must redeem the Capital Securities when the Junior Subordinated Debentures are paid at maturity or upon any earlier prepayment of the Junior Subordinated Debentures. The Junior Subordinated Debentures may be prepaid if certain events occur, including a change in the tax status or regulatory capital treatment of the Capital Securities or a change in existing laws that requires Trust II to register as an investment company.

     For financial reporting purposes, Trust II is treated as a subsidiary of the Company and consolidated in its corporate financial statements. As of July 31, 2001, a substantial portion of the Capital Securities are treated as Tier 1 capital by the Federal Reserve. The Company received net proceeds of $15.0 million, which will be used for the general corporate purposes of the Company and Prosperity Bank(SM), including supporting continued expansion activities in the Houston metropolitan area and surrounding counties through the establishment and/or acquisition of additional Banking Centers and possible acquisitions.

OVERVIEW

     The Company is a registered financial holding company that derives substantially all of its revenues and income from the operation of Prosperity Bank/SM/ (the "Bank"). The Bank, which changed its name from First Prosperity Bank/SM/ on May 1, 2001, is a full-service bank that provides a broad line of financial products and services to small and medium-sized businesses and consumers through 29 full-service banking locations in the greater Houston metropolitan area and thirteen contiguous counties situated south and southwest of Houston and extending into South Texas.

     On February 23, 2001, the Company and Commercial completed a merger whereby
Commercial was merged with and into the Company (the "Merger").   In connection
with the Merger, Heritage Bank, Commercial's wholly owned subsidiary, was merged with and into the Bank. Similar to its previous acquisitions, management believes that this merger will enable the Company to achieve certain economies of scale and savings from the operation of the newly acquired banking offices as additional Banking Centers. Heritage Bank had 12 full-service banking locations in the Houston metropolitan area and in three adjacent counties, including Houston-Bellaire, Cleveland, Cypress, Fairfield, Houston-Downtown, Houston-Medical Center, Houston-River Oaks, Houston-Tanglewood/Memorial, Houston-Waugh Drive, Liberty, Magnolia and Wharton.

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

     Total assets were $1.17 billion at June 30, 2001 compared with $1.15 billion at December 31, 2000. Total loans increased to $430.1 million at June 30, 2001 from $411.2 million at December 31, 2000, an increase of $18.9 million, or 4.6%. Total deposits were $1.05 billion at June 30, 2001 compared with $1.03 billion at December 31, 2000, a increase of $16.8 million, or 1.6%. Shareholders' equity increased $2.8 million or 3.4%, to $83.1 million at June 30, 2001 compared with $80.3 million at December 31, 2000.

RESULTS OF OPERATIONS EXCLUDING MERGER-RELATED EXPENSES

     If the Company had not incurred the Special Charge of $2.4 million in connection with the Merger, net income for the six months ended June 30, 2001 would have been $6.8 million ($0.83 per common share on a diluted basis) compared with $5.3 million ($0.64 per common share on a diluted basis) for the six months ended June 30, 2000, an increase of $1.5 million, or 29.6%. The Company would have posted returns on average common equity of 16.54% and 15.05%, returns on average assets of 1.17% and 1.04% and efficiency ratios of 57.04% and 61.99% for the six months ended June 30, 2001 and 2000, respectively.

RESULTS OF OPERATIONS AS REPORTED

     Net income available to common shareholders was $3.6 million ($0.43 per common share on a diluted basis) for the quarter ended June 30, 2001 compared with $2.6 million ($0.32 per common share on a diluted basis) for the quarter ended June 30, 2000, an increase of $1.0 million, or 34.9%. The Company posted returns on average common equity of 17.30% and 14.95% and returns on average assets of 1.22% and 1.05% for the quarters ended June 30, 2001 and 2000, respectively. For the six months ended June 30, 2001, net income available to common shareholders was $5.2 million ($0.64 per common share on a diluted basis) compared with $5.3 million ($0.64 per common share on a diluted basis) for the same period in 2000, a decrease of $21,000 or 0.4%.

RESULTS OF OPERATIONS

Net Interest Income

  Net interest income was $9.7 million for the quarter ended June 30, 2001 compared with $8.6 million for the quarter ended June 30, 2000, an increase of $1.1 million, or 13.8%. Net interest income increased as a result of an increase in average interest-earning assets to $1.09 billion for the quarter ended June 30, 2001 from $937.8 million for the quarter ended June 30, 2000, an increase of $157.1 million, or 16.7%. The net interest margin on a tax-equivalent basis decreased to 3.74% from 3.79% for the same periods. Net interest income increased $1.9 million, or 11.5%, to $19.0 million for the six months ended June 30, 2001 from $17.1 million for the same period in 2000. This increase is mainly attributable to higher average interest-earning assets. The net interest margin on a tax-equivalent basis decreased to 3.67% from 3.73% for the same periods, primarily due to an increase in the cost of interest-bearing liabilities from 4.35% to 4.44%.

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

                                                                             Three Months Ended June 30,
                                                    ---------------------------------------------------------------------------
                                                                       2001                                 2000
                                                    -----------------------------------    ------------------------------------
                                                      Average       Interest    Average      Average      Interest      Average
                                                    Outstanding     Earned/      Yield/    Outstanding    Earned/       Yield/
                                                      Balance         Paid       Rate (4)    Balance        Paid       Rate (4)
                                                    -----------     --------    ---------  -----------    --------     --------
                                                                                (Dollars in thousands)
Assets
Interest-earning assets:
  Loans..........................................    $  425,747    $    8,866      8.33%    $  377,163    $  8,195        8.69%
  Securities(1)..................................       661,122        10,170      6.15        537,745       8,287        6.16
  Federal funds sold and other temporary
   investments...................................         8,010           107      5.34         22,903         354        6.18
                                                     ----------    ----------               ----------    --------
    Total interest-earning assets................     1,094,879        19,143      6.99%       937,811      16,836        7.18%
                                                                   ----------                             --------
  Less allowance for credit losses...............        (5,598)                                (5,173)
                                                     ----------                             ----------
    Total interest-earning assets, net
     of allowance................................     1,089,281                                932,638
     Noninterest-earning assets..................        76,671                                 71,719
                                                     ----------                             ----------

    Total assets.................................    $1,165,952                             $1,004,357
                                                     ==========                             ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing demand deposits...............    $  190,484    $    1,196      2.51%    $  180,897    $  1,528        3.38%
  Savings and money market accounts..............       241,164         2,057      3.41        212,275       2,020        3.81
  Certificates of deposit........................       424,493         5,832      5.50        314,076       4,139        5.27
  Federal funds purchased and other
   borrowings....................................        23,476           322      5.49         38,543         597        6.20
                                                     ----------    ----------               ----------    --------
    Total interest-bearing liabilities...........       879,617         9,407      4.28%       745,791       8,284        4.44%
                                                     ----------    ----------               ----------    --------
Noninterest-bearing liabilities:
  Noninterest-bearing demand deposits............       184,431                                172,537
   Company-obligated mandatorily redeemable trust
     preferred securities of subsidiary trust....        12,000                                 12,000
  Other liabilities..............................         7,366                                  3,244
                                                     ----------                             ----------
    Total liabilities............................     1,083,414                                933,572
                                                     ----------                             ----------
Shareholders' equity.............................        82,538                                 70,785
                                                     ----------                             ----------
    Total liabilities and shareholders' equity...    $1,165,952                             $1,004,357
                                                     ==========                             ==========
Net interest rate spread.........................                                  2.71%                                  2.74%

Net interest income and margin(2)................                  $    9,736      3.56%                  $    8,552      3.65%
                                                                   ==========                             ==========
Net interest income and margin
 (tax-equivalent basis)(3).......................                  $   10,244      3.74%                  $    8,879      3.79%
                                                                   ==========                             ==========

--------------------
(1) Yield is based on amortized cost and does not include any component of unrealized gains or losses.

(2) The net interest margin is equal to net interest income divided by average interest-earning assets.

(3) In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35% and 34% for the quarters ended June 30, 2001 and June 30, 2000, respectively.

(4) Annualized.


                                                                           Six Months Ended June 30,
                                                     -------------------------------------------------------------------
                                                                        2001                          2000
                                                     ---------------------------------  ---------------------------------
                                                       Average      Interest   Average    Average      Interest   Average
                                                     Outstanding    Earned/     Yield/  Outstanding    Earned/    Yield/
                                                       Balance        Paid     Rate(4)   Balance        Paid      Rate(4)
                                                     -----------    --------   ------   -----------    --------   -------
                                                                                (Dollars in thousands)
ASSETS
Interest-earning assets:
  Loans...........................................    $  416,609    $ 17,739    8.52%    $  513,386     $16,004   6.23%
  Securities(1)...................................       627,824      19,637    6.26        404,502      16,713    8.26
  Federal funds sold and other temporary
   investments....................................        39,175       1,087    5.55         29,601         880    5.95
                                                      ----------    --------             ----------    --------
   Total interest-earning assets..................     1,083,608      38,463    7.10%       947,489      33,597    7.09%
                                                                    --------                           --------
  Less allowance for credit losses................        (5,563)                            (5,130)
                                                      ----------                         ----------
    Total interest-earning assets, net
     of allowance.................................     1,078,045                            942,359
     Noninterest-earning assets...................        82,545                             73,045
                                                      ----------                         ----------
    Total assets..................................    $1,160,590                         $1,015,404
                                                      ==========                         ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing demand deposits................   $   193,994    $  2,685    2.77%    $  184,800     $ 3,066    3.32%
  Savings and money market accounts...............       244,755       4,426    3.62        215,443       4,008    3.72
  Certificates of deposit.........................       417,143      11,740    5.63        313,595       8,073    5.15
  Federal funds purchased and other
   borrowings.....................................        20,091         575    5.72         45,271       1,382    6.11
                                                      ----------    --------             ----------    --------
    Total interest-bearing liabilities............       875,983      19,426    4.44%       759,109      16,529    4.35%
                                                      ----------    --------             ----------    --------
Noninterest-bearing liabilities:
  Noninterest-bearing demand deposits.............       181,916                            170,972
   Company-obligated mandatorily redeemable trust
      preferred securities of subsidiary trust....        12,000                             12,000
  Other liabilities...............................         8,324                              3,468
                                                      ----------                         ----------
    Total liabilities.............................     1,078,223                            945,549
                                                      ----------                         ----------
Shareholders' equity..............................        82,367                             69,855
                                                      ----------                         ----------
    Total liabilities and shareholders' equity....    $1,160,590                         $1,015,404
                                                      ==========                         ==========
Net interest rate spread..........................                              2.66%                              2.74%

Net interest income and margin(2).................                  $ 19,037    3.51%    $   17,068                3.60%
                                                                    ========             ==========
Net interest income and margin
 (tax-equivalent basis)(3)........................                  $ 19,905    3.67%    $   17,673                3.73%
                                                                    ========             ==========

---------------
(1) Yield is based on amortized cost and does not include any component of unrealized gains or losses.

(2) The net interest margin is equal to net interest income divided by average interest-earning assets.

(3) In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35% and 34% for the six months ended June 30, 2001 and June 30, 2000, respectively.

(4) Annualized.

   The following tables present the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguish between the increase (decrease) related to outstanding balances and the volatility of interest rates for the periods indicated. For purposes of these tables, changes attributable to both rate and volume which cannot be segregated have been allocated to rate.

                                                      Three Months Ended June 30,
                                                    -----------------------------
                                                             2001 vs. 2000
                                                    -----------------------------
                                                        Increase
                                                       (Decrease)
                                                         Due to
                                                    -----------------
                                                     Volume     Rate       Total
                                                    --------   ------     -------
                                                            (Dollars in thousands)
Interest-earning assets:
 Loans...........................................   $ 1,056    $  (385)   $  671
 Securities......................................     1,901        (18)    1,883
 Federal funds sold and other temporary
  investments....................................      (230)       (17)     (247)
                                                    -------    -------    ------
  Total increase (decrease) in interest income...     2,727       (420)    2,307
                                                    -------    -------    ------
Interest-bearing liabilities:
 Interest-bearing demand deposits................        81       (413)     (332)
 Savings and money market accounts...............       275       (238)       37
 Certificates of deposit.........................     1,455        238     1,693
 Federal funds purchased and other borrowings....      (233)       (42)     (275)
                                                    -------    -------    ------
  Total increase (decrease)in interest expense...     1,578       (455)    1,123
                                                    -------    -------    ------
Increase in net interest income..................   $ 1,149    $    35    $1,184
                                                    =======    =======    ======

                                                       Six Months Ended June 30,
                                                    -----------------------------
                                                           2001 vs. 2000
                                                    -----------------------------
                                                        Increase
                                                       (Decrease)
                                                         Due to
                                                    -----------------
                                                    Volume      Rate      Total
                                                    -------    ------     ------
                                                       (Dollars in thousands)
Interest-earning assets:
 Loans...........................................   $(3,017)   $ 4,752    $1,735
 Securities......................................     9,227     (6,303)    2,924
 Federal funds sold and other temporary
  investments....................................       285        (78)      207
                                                    -------    -------    ------
  Total increase (decrease) in interest income...     6,495     (1,629)    4,866
                                                    -------    -------    ------
Interest-bearing liabilities:
 Interest-bearing demand deposits................       153       (534)     (381)
 Savings and money market accounts...............       545       (127)      418
 Certificates of deposit.........................     2,666      1,001     3,667
 Federal funds purchased and other borrowings....      (769)       (38)     (807)
                                                    -------    -------    ------
  Total increase in interest expense.............     2,595        302     2,897
                                                    -------    -------    ------
Increase (decrease) in net interest income.......   $ 3,900    $(1,931)   $1,969
                                                    =======    =======    ======

Provision for Credit Losses

     Management actively monitors the Company's asset quality and provides specific loss provisions when necessary. Loans are charged-off against the provision for credit losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the provision for credit losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. As of June 30, 2001, the allowance for credit losses amounted to $5.6 million, or 1.30% of total loans compared with $5.5 million, or 1.34% of total loans at December 31, 2000.

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

     There were no provisions for credit losses for the six months ended June 30, 2001, a decrease from the provision of $150,000 for the corresponding period in 2000. There were no provisions for credit losses for the three months ended June 30, 2001, a decrease from the provision of $75,000 for the same period in 2000.

Noninterest Income

     The Company's primary sources of noninterest income are service charges on deposit accounts and other banking service related fees. The following table presents, for the periods indicated, the major categories of noninterest income:

                                        Three Months Ended   Six Months Ended
                                              June 30,            June 30,
                                        ------------------   -----------------
                                          2001       2000     2001       2000
                                        -------     ------   ------     ------
                                                (Dollars in thousands)

Service charges on deposit accounts...   $1,789     $1,560   $3,577     $3,087
Other noninterest income..............      269        316      516        622
                                         ------     ------   ------     ------
 Total noninterest income.............   $2,058     $1,876   $4,093     $3,709
                                         ======     ======   ======     ======

     Noninterest income totaled $2.1 million for the three months ended June 30, 2001 compared with $1.9 million for the same period in 2000, an increase of $182,000, or 9.7%. Noninterest income increased $384,000, or 10.4%, to $4.1 million for the six months ended June 30, 2001 from $3.7 million for the same period in 2000.

Noninterest Expense

     Noninterest expense totaled $6.7 million for the quarter ended June 30, 2001 compared with $6.6 million for the quarter ended June 30, 2000, an increase of $167,000, or 2.54%. Noninterest expense totaled $15.9 million for the six months ended June 30, 2001, an increase of $2.8 million, or 21.2%, from $13.1 million for the same period in 2000. The increase was principally due to the one-time merger related charges associated with the Merger with Commercial.

     The following table presents, for the periods indicated, the major categories of noninterest expense:


                                                Three Months Ended   Six Months Ended
                                                     June 30,            June 30,
                                                ------------------   -----------------
                                                    2001      2000      2001      2000
                                                  ------    ------   -------   -------
                                                         (Dollars in thousands)
Salaries and employee benefits...............     $3,178    $3,183   $ 6,513   $ 6,371
Non-staff expenses:
 Net occupancy expense.......................        474       499       990       978
 Depreciation................................        383       420       798       826
 Data processing.............................        520       412     1,025       868
 Regulatory assessments and FDIC insurance...         71        53       122       101
 Ad valorem and franchise taxes..............        119       143       245       247
 Goodwill amortization.......................        340       274       681       547
 Minority interest expense trust preferred...
  securities.................................        288       288       576       575
 Merger related expenses.....................         --        --     2,425        --
 Other.......................................      1,364     1,300     2,491     2,583
                                                  ------    ------   -------   -------
Total non-staff expenses.....................      3,559     3,391     9,353     6,725

Total noninterest expense....................     $6,737    $6,572   $15,866   $13,096
                                                  ======    ======   =======   =======

  Non-staff expenses increased $170,000, or 5.0%, to $3.6 million for the quarter ended June 30, 2001 compared with the same period in 2000. For the six month period ended June 30, 2001, non-staff expenses increased $2.6 million, or 39.1%, to $9.4 million from $6.7 million for the same period in 2000.

Income Taxes

     Income tax expense increased $352,000, or 31.0%, to $1.5 million for the three months ended June 30, 2001 from $1.1 million for the same period in 2000. For the six month period ended June 30, 2001, income tax expense decreased $244,000, or 10.7%, to $2.0 million from $2.3 million for the same period in 2000. The decrease was primarily attributable to lower pretax net earnings which resulted from the one time merger related expenses of $2.4 million.

FINANCIAL CONDITION

Loan Portfolio

     Total loans were $430.1 million at June 30, 2001, an increase of $18.9 million, or 4.6% from $411.2 million at December 31, 2000. Loan growth occurred primarily in construction and land development loans. Period end loans comprised 39.4% of average earning assets at June 30, 2001 compared with 38.8% at December 31, 2000.

     The following table summarizes the loan portfolio of the Company by type of loan as of June 30, 2001 and December 31, 2000:

                                       June 30,        December 31,
                                         2001              2000
                                  ---------------  ------------------
                                  Amount  Percent   Amount    Percent
                                  ------  -------   ------    -------
                                         (Dollars in thousands)
Commercial and industrial....   $ 47,105    11.0%  $ 46,529      11.3%
Real estate:
 Construction and land
   development...............     26,569     6.2     20,128       4.9
 1-4 family residential......    176,181    41.0    175,525      42.7
 Home equity.................     18,799     4.4     16,762       4.1
 Commercial mortgages........     80,272    18.6     75,896      18.5
 Farmland....................     10,847     2.5     12,218       3.0
 Multifamily residential.....      5,861     1.4      2,961       0.7
Agriculture..................     20,401     4.6     13,251       3.2
Other........................      3,270     0.8      2,557       0.6
Consumer.....................     40,830     9.5     45,376      11.0
                                --------   -----   --------   -------
  Total loans................   $430,135   100.0%  $411,203     100.0%
                                ========   =====   ========   =======

Nonperforming Assets

     The Company had $439,000 in nonperforming assets at June 30, 2001 and $1.3 million in nonperforming assets at December 31, 2000. The Company generally places a loan on nonaccrual status and ceases accruing interest when the payment of principal or interest is delinquent for 90 days, or earlier in some cases, unless the loan is in the process of collection and the underlying collateral fully supports the carrying value of the loan. The Company generally charges off all loans before attaining nonaccrual status.

      The following table presents information regarding nonperforming assets as of the dates indicated:

                                              June 30,   December 31,
                                                2001         2000
                                              --------   ------------
                                              (Dollars in thousands)

Nonaccrual loans...........................      $ 414         $   10
Accruing loans 90 or more days past due....         25            780
                                                 -----         ------
 Total nonperforming loans.................        439            790
Other real estate..........................         --            545
                                                 -----         ------
 Total nonperforming assets................      $ 439         $1,335
                                                 =====         ======

Allowance for Credit Losses

   Management actively monitors the Company's asset quality and provides specific loss allowances when necessary. Loans are charged-off against the allowance for credit losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. As of June 30, 2001, the allowance for credit losses amounted to $5.6 million, or 1.30% of total loans compared with $5.5 million, or 1.34% of total loans at December 31, 2000.

     Set forth below is an analysis of the allowance for credit losses for the periods indicated:

                                                      As of and For the Six        As of and For the
                                                      Months Ended June 30,     Year Ended December 31,
                                                               2001                        2000
                                                      ----------------------    -----------------------
                                                                   (Dollars in thousands)
Average loans outstanding..........................           $416,609                 $383,054
                                                              ========                 ========

Gross loans outstanding at end of period...........           $430,135                 $411,203
                                                              ========                 ========
Allowance for credit losses at
 beginning of period...............................           $  5,523                 $  5,031
Balance acquired with the Compass Acquisition......                 --                       47
Provision for credit losses........................                 --                      275
Charge-offs:
 Commercial and industrial.........................                (12)                    (117)
 Real estate and agriculture.......................                (--)                     (38)
 Consumer..........................................                (41)                     (63)
Recoveries:
 Commercial and industrial.........................                 11                       43
 Real estate and agriculture.......................                 84                      263
 Consumer..........................................                 28                       82
                                                              --------                 --------
Net recoveries (charge-offs).......................                 70                      170
                                                              --------                 --------
Allowance for credit losses at end of period.......           $  5,593                 $  5,523
                                                              ========                 ========
Ratio of allowance to end of period loans..........               1.30 %                   1.34%
Ratio of net (recoveries) charge-offs to average
 loans.............................................              (0.02)%                  (0.04)%
Ratio of nonperforming loans to end of
 period loans......................................               0.10%                    0.19%

Securities

     Securities totaled $647.0 million at June 30, 2001 compared with $587.0 million at December 31, 2000, an increase of $60.0 million, or 10.2%. At June 30, 2001, securities represented 55.5% of total assets compared with 51.2% of total assets at December 31, 2000.

Premises and Equipment

     Premises and equipment, net of accumulated depreciation, totaled $14.3 million at June 30, 2001 and $14.5 million at December 31, 2000.

Deposits

     Total deposits were $1.05 billion at June 30, 2001 compared with $1.03 billion at December 31, 2000, an increase of $16.8 million. At June 30, 2001, noninterest-bearing deposits accounted for 17.1% of total deposits compared with 18.2% of total deposits at December 31, 2000. Interest-bearing deposits totaled $870.3 million, or 82.9%, of total deposits at June 30, 2001 compared with $845.6 million, or 81.8%, of total deposits at December 31, 2000.

Other Borrowings

     The Company had no notes payable and $13.6 million in Federal Home Loan Bank ("FHLB") advances at June 30, 2001, compared with no notes payable and $13.9 million in FHLB advances at December 31, 2000. The FHLB advances are secured by a blanket lien on the Bank's first mortgage loans against one-to-four family residential properties. The maturity dates range from the years 2004 to 2018 and have interest rates ranging from 5.95% to 6.48%. In addition, the Company had no federal funds purchased on June 30, 2001 or December 31, 2000.

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

     Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of June 30, 2001, the Company had cash and cash equivalents of $43.1 million, down from $99.2 million at December 31, 2000. The decline was due primarily to a decrease in federal funds sold of $47.6 million and an increase in loans of $18.9 million.

Capital Resources

  Total shareholders' equity was $83.1 million at June 30, 2001 compared with $80.3 million at December 31, 2000, an increase of $2.8 million, or 3.4%. The increase was primarily due to net earnings of $5.2 million, offset by cash dividends paid of $1.5 million and cash paid to dissenting shareholders in connection with the issuance of common stock in exchange for common stock of
Commercial   of $668,000.

  Both the Board of Governors of the Federal Reserve System, with respect to the Company, and the Federal Deposit Insurance Corporation ("FDIC"), with respect to the Bank, have established certain minimum risk-based capital standards that apply to bank holding companies and federally insured banks. As of June 30, 2001, the Company's Tier 1 capital, total risk-based capital and leverage capital ratios were 14.20%, 15.30% and 6.28%, respectively. As of June 30, 2001, the Bank's risk-based capital ratios were above the levels required for the Bank to be designated as "well capitalized" by the FDIC, with Tier-1 capital, total risk-based capital and leverage capital ratios of 14.04%, 15.15% and 6.21%, respectively.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company manages market risk, which for the Company is primarily interest rate risk, through its Asset Liability Committee which is composed of senior officers of the Company, in accordance with policies approved by the Company's Board of Directors.

  The Company uses simulation analysis to examine the potential effects of market changes on net interest income and market value. It considers macroeconomic variables, Company strategy, liquidity and other factors as it quantifies market risk. There have been no material changes of this nature since December 31, 2000. See the Company's Annual Report on Form 10-K, Item 7 "Management's Discussion and Analysis and Results of Operations-Interest Rate Sensitivity and Liquidity".

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      Not Applicable

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

      a.   Not applicable
      b.   Not applicable
      c.   Not applicable
      d.   Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On April 18, 2001, the Company held its Annual Meeting of Shareholders to consider and act upon the following items:

1. A. Virgil Pace, Jr. was elected as a Class I director to serve on the Board of Directors of the Company until the Company's 2002 Annual Meeting of Shareholders and until his successor is duly elected and qualified. H.E. Timanus, Jr. was elected as a Class II director to serve on the Board of Directors of the Company until the Company's 2003 Annual Meeting of Shareholders and until his successor is duly elected and qualified. Charles
    A. Davis, Jr., Ned S. Holmes, Tracy T. Rudolph, and David Zalman were elected as a Class III directors, to serve on the Board of Directors of the Company until the Company's 2004 Annual Meeting of Shareholders and until their successors are duly elected and qualified. A total of 5,013,576 shares were voted in favor of the election of each director and 6,855 shares were withheld from voting for each director other than H.E. Timanus, Jr. A total of 5,012,646 shares were voted in favor of the election of Mr. Timanus and 7,785 shares were withheld from voting for Mr. Timanus.

    The following Class I and Class II directors continued in office after the Annual Meeting: Harry L. Bayne, James A. Bouligny, J.T. Herin, Charles Slavik, Harrison Stafford II and Robert Steelhammer.

2. The shareholders ratified the appointment of Deloitte & Touche LLP as the independent auditors of the books and accounts of the Company for the year ending December 31, 2001. A total of 5,014,956 shares were voted in favor of the appointment, 1,030 shares were voted against the appointment and 4,445 shares abstained from voting.

ITEM 5.  OTHER INFORMATION

         Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  a.   Exhibits:

       N/A

  b.   On May 3, 2001 the Company filed Amendment No. 1 to its Current
       Report on Form 8-K filed on March 1, 2001 under Item 2 of Form 8-K to file the financial statements related to the merger of Commercial with the Company.

SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     PROSPERITY BANCSHARES, INC.
                                             (Registrant)


                    Date: August 13, 2001            /s/ David Zalman
                                               ______________________________
                                                         David Zalman
                                                       Chief Executive
                                                      Officer/President


                    Date: August 13, 2001            /s/ David Hollaway
                                               ______________________________
                                                         David Hollaway
                                                    Chief Financial Officer