Form 10-Q
period 2001-09-30
PROSPERITY BANCSHARES INC
filed 2001-11-13
CIK 1068851

                                   FORM 10-Q
                                 UNITED STATES
(Mark One)            SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

  [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

Yes [X]  No [ ]

As of November 1, 2001 there were 8,098,935 shares of the registrant's Common Stock, par value $1.00 per share, outstanding.

PROSPERITY BANCSHARES, INC.(SM) AND SUBSIDIARIES
INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION                                                          Page
                                                                                        ----
Item 1.  Interim Financial Statements
         Consolidated Balance Sheets as of September 30, 2001 (unaudited) and
          December 31, 2000...........................................................     3
         Consolidated Statements of Income for the Three Months and Nine Months
          Ended September 30, 2001 and 2000 (unaudited)...............................     4
         Consolidated Statements of Shareholders' Equity for the Nine Months Ended
          September 30, 2001 (unaudited) and for the Year Ended December 31, 2000.....     5
         Consolidated Statements of Cash Flows for the Nine Months Ended
          September 30, 2001 and 2000 (unaudited).....................................     6
         Notes to Interim Consolidated Financial Statements...........................     7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
          Operations..................................................................     8
Item 3.  Quantitative and Qualitative Disclosures about Market Risk...................    19

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings............................................................    20
Item 2.  Changes in Securities and Use of Proceeds....................................    20
Item 3.  Defaults upon Senior Securities..............................................    20
Item 4.  Submission of Matters to a Vote of Security Holders..........................    20
Item 5.  Other Information............................................................    20
Item 6.  Exhibits and Reports on Form 8-K.............................................    20
Signatures............................................................................    20

                         PART I - FINANCIAL INFORMATION
                      ITEM 1. INTERIM FINANCIAL STATEMENTS

               PROSPERITY BANCSHARES, INC.(SM) AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                      September 30,    December 31,
                                                                           2001            2000
                                                                      ------------     ------------
                                                                (Dollars in thousands, except share data)
                       ASSETS
Cash and due from banks..........................................      $   28,066      $   35,709
Interest-bearing deposits in financial institutions..............             392           1,085
Federal funds sold...............................................          12,491          62,369
                                                                       ----------      ----------
  Total cash and cash equivalents................................          40,949          99,163
Available for sale securities, at fair value (amortized cost
   of $457,935 (unaudited) and $333,856,  respectively)..........         463,631         334,773
Held to maturity securities, at cost (fair value of $267,263
 (unaudited) and $250,171, respectively).........................         261,403         252,178
Loans............................................................         419,557         411,203
Less allowance for credit losses.................................          (5,518)         (5,523)
                                                                       ----------      ----------
      Loans, net.................................................         414,039         405,680
Accrued interest receivable......................................           9,519          10,430
Goodwill (net of accumulated amortization of $6,013
 (unaudited) and $4,954, respectively)...........................          22,981          24,003
Bank premises and equipment, net.................................          14,884          14,487
Other real estate owned..........................................              --             545
Other assets.....................................................           4,577           4,881
                                                                       ----------      ----------
TOTAL ASSETS.....................................................      $1,231,983      $1,146,140
                                                                       ==========      ==========
              LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
 Deposits:
    Noninterest-bearing..........................................      $  182,347      $  187,959
    Interest-bearing.............................................         909,314         845,587
                                                                       ----------      ----------
      Total deposits.............................................       1,091,661       1,033,546
 Other borrowings................................................          13,465          13,931
 Accrued interest payable........................................           3,466           3,480
 Other liabilities...............................................           7,388           2,850
                                                                       ----------      ----------
      Total liabilities..........................................       1,115,980       1,053,807
COMPANY-OBLIGATED MANDATORILY REDEEMABLE TRUST PREFERRED
  SECURITIES OF SUBSIDIARY TRUSTS................................          27,000          12,000
SHAREHOLDERS' EQUITY:
 Common stock, $1 par value; 50,000,000 shares authorized;
    8,102,511 (unaudited) and 8,075,486, shares issued at
    September 30, 2001 and December 31, 2000, respectively;
    8,098,935 (unaudited) and 8,071,910 shares outstanding at
    September 30, 2001 and December 31, 2000, respectively.......           8,103           8,075
 Capital surplus.................................................          24,933          26,006
 Retained earnings...............................................          52,283          45,665
 Accumulated other comprehensive income -- net
     unrealized gain on available for sale securities, net
     of  tax of $1,994 (unaudited)  and $312, respectively.......           3,702             605
 Less treasury stock, at cost, 3,576 shares at September 30,
     2001 (unaudited) and December 31, 2000......................             (18)            (18)
                                                                       ----------      ----------
      Total shareholders' equity.................................          89,003          80,333
                                                                       ----------      ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.......................      $1,231,983      $1,146,140
                                                                       ==========      ==========

            See notes to interim consolidated financial statements.

               PROSPERITY BANCSHARES, INC.(SM)  AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)

                                        Three Months Ended          Nine Months Ended
                                           September 30,               September 30,
                                        ------------------          -----------------
                                           2001      2000            2001      2000
                                          ------    ------          ------    ------
                                         (Dollars in thousands,  except per share data)
INTEREST INCOME:
Loans, including fees........             $ 8,839   $ 8,774         $26,578   $24,777
Securities:
 Taxable.....................               9,243     7,767          27,436    23,409
 Nontaxable..................                 401       298           1,190     1,165
 70% nontaxable preferred
  dividends..................                 344       139             999       343
Deposits in financial
 institutions................                   6        19              28        61
Federal funds sold...........                 268       490           1,333     1,331
                                          -------   -------         -------   -------
  Total interest income......              19,101    17,487          57,564    51,086
                                          -------   -------         -------   -------
INTEREST EXPENSE:
  Deposits...................               8,773     8,518          27,624    23,590
  Note payable and federal
   funds.....................                  68       337             643     1,797
                                          -------   -------         -------   -------
   Total interest expense....               8,841     8,855          28,267    25,387
                                          -------   -------         -------   -------
    NET INTEREST INCOME......              10,260     8,632          29,297    25,699
PROVISION FOR CREDIT LOSSES..                  50        75              50       225
                                          -------   -------         -------   -------
NET INTEREST INCOME AFTER
  PROVISION FOR CREDIT LOSSES              10,210     8,557          29,247    25,474
                                          -------   -------         -------   -------
NONINTEREST INCOME:
  Customer service fees......               1,924     1,613           5,501     4,699
  Other......................                 263       402             779     1,024
                                          -------   -------         -------   -------
   Total noninterest income..               2,187     2,015           6,280     5,723
                                          -------   -------         -------   -------
NONINTEREST EXPENSE:
  Salaries and employee
   benefits..................               3,247     3,223           9,759     9,594
  Net occupancy expense......                 493       582           1,483     1,560
  Data processing............                 526       416           1,551     1,284
  Goodwill amortization......                 341       272           1,022       819
  Depreciation expense.......                 385       328           1,183     1,154
  Minority interest trust
   preferred securities......                 475       288           1,051       863
  Merger related expenses....                  --        --           2,425        --
  Other......................               1,601     1,554           4,460     4,485
                                          -------   -------         -------   -------
   Total noninterest expense.               7,068     6,663          22,934    19,759
                                          =======   =======         =======   =======
INCOME BEFORE INCOME TAXES...               5,329     3,909          12,593    11,438
PROVISION FOR INCOME TAXES...               1,598     1,185           3,625     3,456
                                          -------   -------         -------   -------
NET INCOME...................             $ 3,731   $ 2,724         $ 8,968   $ 7,982
                                          =======   =======         =======   =======
EARNINGS PER SHARE
Basic........................               $0.46     $0.34           $1.11     $1.00
                                          =======   =======         =======   =======
Diluted......................               $0.45     $0.33           $1.09     $0.97
                                          =======   =======         =======   =======

            See notes to interim consolidated financial statements.

               PROSPERITY BANCSHARES, INC.(SM) AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                          Accumulated
                                                                                             Other
                                                                                         Comprehensive
                                                                                          Income -- Net
                                                                                       Unrealized (Loss)
                                          Common Stock                                  Gain on Avail-                    Total
                                   ---------------------------   Capital    Retained     able for Sale    Treasury    Shareholders'
                                        Shares         Amount    Surplus    Earnings      Securities        Stock         Equity
                                   -----------------   -------   --------   ---------   ---------------   ---------   --------------
                                                               (Amounts in thousands, except share data)

BALANCE AT JANUARY 1, 2000......          7,999,298    $7,999    $26,005     $37,719           $(2,681)      $ (18)     $69,024

 Net income.....................                                              10,701                                     10,701
 Net change in unrealized gain on
   available for sale securities                                                                 3,286                    3,286
                                                                                                                        -------
 Total comprehensive income.....                                                                                         13,987
                                                                                                                        -------
 Sale of common stock...........             76,200        76        259                                                    335
 Trust preferred issuance costs.                                     (90)                                                   (90)
 Cash paid to dissenting shareholder
   in connection with the issuance
   of common stock in exchange for
   common stock of Heritage Bank                                    (153)                                                  (153)
 Cash paid in lieu of
  fractional shares.............                (12)                 (15)                                                   (15)
 Cash dividends declared........                                              (2,755)                                    (2,755)
                                          ---------    ------    -------     -------           -------       -----      -------
BALANCE AT DECEMBER 31, 2000....          8,075,486     8,075     26,006      45,665               605         (18)      80,333

Net income (unaudited)..........                                               8,968                                      8,968
  Net change in unrealized gain
   on available for sale securities
    (unaudited).................                                                                 3,097                    3,097
                                                                                                                        -------
 Total comprehensive income
  (unaudited)...................                                                                                         12,065
                                                                                                                        -------
 Trust preferred issuance costs
  (unaudited)...................                                    (476)                                                  (476)
 Cash paid to dissenting shareholder
   in connection with the issuance
   of common stock in exchange for
   common stock of Heritage Bank
   (unaudited)..................                                    (180)                                                  (180)
 Cash paid to dissenting shareholders
   in connection with the issuance
   of common stock in exchange for
   common stock of Commercial
   (unaudited)..................            (31,775)      (32)      (635)                                                  (667)
 Sale of common stock
  (unaudited)...................             58,800        60        218                                                    278
 Cash dividends declared
  (unaudited)...................                                              (2,350)                                    (2,350)
                                          ---------    ------    -------     -------           -------       -----      -------
BALANCE AT SEPTEMBER 30, 2001
   (unaudited)..................          8,102,511    $8,103    $24,933     $52,283           $ 3,702       $ (18)     $89,003
                                          =========    ======    =======     =======           =======       =====      =======

            See notes to interim consolidated financial statements

               PROSPERITY BANCSHARES, INC.(SM) AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                              Nine Months Ended
                                                                September 30,
                                                            ----------------------
                                                              2001         2000
                                                            ---------    --------
                                                            (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income..............................................   $   8,968    $  7,982
 Adjustments to reconcile net income
   to net cash provided by operating activities:
   Depreciation and amortization.........................       2,205       1,976
   Provision for credit losses...........................          50         359
   Loss on sale of premises and equipment................         341          --
   Net amortization of premium/discount
     on investments......................................         465           4
    Decrease (increase) in accrued interest receivable
      and other assets...................................       1,216        (986)
   Increase in accrued interest payable
     and other liabilities...............................       2,940         677
                                                            ---------    --------
     Total adjustments...................................       7,217       2,030
                                                            ---------    --------
     Net cash provided by operating activities...........      16,185      10,012
                                                            ---------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from maturities and principal
   paydowns of held to maturity securities...............     155,482      52,403
 Purchase of held to maturity securities.................     (16,067)    (48,887)
 Proceeds from maturities and principal
   paydowns of available for sale securities.............      66,883      16,628
 Purchase of available for sale securities...............    (340,067)    (48,010)
 Net increase in loans...................................      (8,354)    (24,011)
 Purchase of bank premises and equipment.................      (2,087)       (993)
 Proceeds from sale of  bank premises and equipment
      and other real estate acquired by foreclosure......         557          31
  Proceeds from sale of Federal Home Loan Bank
      Stock..............................................          --       5,009
  Net liabilities acquired in the purchase of
      Compass branches...................................          --      77,473
  Net decrease in interest-bearing
   deposits in financial institutions....................          --        (198)
                                                            ---------    --------
      Net cash (used in) provided by
       investing activities..............................    (143,653)     29,445
                                                            ---------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net (decrease) increase in noninterest-bearing
   deposits..............................................      (5,612)     11,608
 Net increase (decrease) in interest-bearing deposits....      63,727      35,981
 Repayments of line of credit............................        (466)    (49,038)
 Cash paid to dissenting shareholders....................        (847)       (156)
 Cash paid in lieu of fractional shares..................          --         (13)
 Proceeds from the issuance of trust preferred
    securities...........................................      15,000          --
 Stock issuance costs....................................        (476)        (91)
 Payments of cash dividends..............................      (2,350)     (2,033)
 Sale of common stock....................................         278         247
                                                            ---------    --------
     Net cash provided by (used in)
        financing activities.............................      69,254      (3,495)
                                                            ---------    --------
NET (DECREASE) INCREASE IN CASH AND CASH
 EQUIVALENTS.............................................   $ (58,214)   $ 35,962
CASH AND CASH EQUIVALENTS, BEGINNING
 OF PERIOD...............................................      99,163      95,031
                                                            ---------    --------
CASH AND CASH EQUIVALENTS, END OF
 PERIOD..................................................   $  40,949    $130,993
                                                            =========    ========

            See notes to interim consolidated financial statements.

               PROSPERITY BANCSHARES, INC.(SM) AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

     The interim consolidated financial statements include the accounts of Prosperity Bancshares, Inc.(SM) (the "Company") and its wholly-owned subsidiaries, Prosperity Bank(SM) (the "Bank") and Prosperity Holdings, Inc. These financial statements give retroactive effect to the merger of Commercial Bancshares, Inc., a Texas corporation ("Commercial") with and into the Company which was effective on February 23, 2001 and accounted for as a pooling of interests. All significant inter-company transactions and balances have been eliminated.

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and the Company's Current Report on Form 8-K, as amended, dated February 23, 2001. Operating results for the nine month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

2.  INCOME PER COMMON SHARE

     The following table illustrates the computation of basic and diluted earnings per share (in thousands, except per share data):


                                                     Three Months Ended   Nine Months Ended
                                                       September 30,        September 30,
                                                     ------------------   -----------------
                                                        2001      2000      2001      2000
                                                       ------    ------    ------    ------

Net income available to common shareholders.........   $3,731    $2,724    $8,968    $7,982

 Weighted average common shares outstanding.........    8,097     8,041     8,081     8,022
 Potential dilutive common shares...................      166       172       162       198
                                                       ------    ------    ------    ------
 Weighted average common shares and equivalents
     outstanding....................................    8,263     8,213     8,243     8,220
                                                       ------    ------    ------    ------
 Basic earnings per common share....................   $ 0.46    $ 0.34    $ 1.11    $ 1.00
                                                       ======    ======    ======    ======
 Diluted earnings per common share..................   $ 0.45    $ 0.33    $ 1.09    $ 0.97
                                                       ======    ======    ======    ======

               PROSPERITY BANCSHARES, INC.(SM) AND SUBSIDIARIES
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2001
                                  (UNAUDITED)

3.  RECENT ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets," which addresses the accounting for goodwill and other intangible assets. SFAS 142 specifies that, among other things, intangible assets with an indefinite useful life and goodwill will no longer be amortized. The standard requires goodwill to be periodically tested for impairment and written down to fair value if considered impaired. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001, and are effective for interim periods in the initial year of adoption. The Company is currently assessing the financial statement impact of the adoption of SFAS 142.

     In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations". This statement eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. The Company does not believe that the adoption SFAS 141 will have a material effect on its financial statements.

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

  The Company undertakes no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless the securities laws require the Company to do so.

ISSUANCE OF PREFERRED SECURITIES OF PROSPERITY STATUTORY TRUST II

     In July 2001, the Company formed Prosperity Statutory Trust II ("Trust II") and on July 31, 2001, Trust II issued 15,000 Floating Rate Capital Securities (the "Capital Securities") with an aggregate liquidation value of $15,000,000 to a third party. Concurrent with the issuance of the Capital Securities, Trust II issued trust common securities to the Company in the aggregate liquidation value of $464,000. The proceeds of the issuance of the Capital Securities and trust common securities were invested in the Company's Floating Rate Junior Subordinated Deferrable Interest Debentures (the "Junior Subordinated Debentures"). The Junior Subordinated Debentures will mature on July 31, 2031, which date may be shortened to a date not earlier than July 31, 2006, if certain conditions are met (including the Company having received prior approval of the Federal Reserve and any other required regulatory approvals). These Junior Subordinated Debentures, which are the only assets of Trust II, are subordinate and junior in right of payment to all present and future senior indebtedness (as defined in the Indenture dated July 31, 2001) of the Company. The Junior Subordinated Debentures will accrue interest at a floating rate equal to 3-month LIBOR plus 3.58%, not to exceed 12.50%, payable quarterly. The annual interest rate on the Debentures for the period from July 31, 2001 through October 30, 2001 is equal to 7.29%. The quarterly distributions on the Capital Securities will be paid at the same rate that interest is paid on the Junior Subordinated Debentures.

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

     For financial reporting purposes, Trust II is treated as a subsidiary of the Company and consolidated in the corporate financial statements. The Capital Securities are treated as Tier 1 capital by the Federal Reserve. The treatment of the Capital Securities as Tier 1 capital, in addition to the ability to deduct the expense of the Junior Subordinated Debentures for federal income tax purposes, provided the Company with a cost-effective method of raising capital. The Company received net proceeds of $15.0 million, which will be used for the general corporate purposes of the Company and the Bank, including supporting continued expansion activities in the Houston metropolitan area and surrounding counties through the establishment and/or acquisition of additional Banking Centers and possible acquisitions.

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

     On February 23, 2001, the Company and Commercial completed a merger whereby
Commercial was merged with and into the Company (the "Merger").   In connection
with the Merger, Heritage Bank, Commercial's wholly owned subsidiary, was merged with and into the Bank. Heritage Bank had 12 full-service banking locations in the Houston metropolitan area and in three adjacent counties, including Houston-Bellaire, Cleveland, Cypress, Fairfield, Houston-Downtown, Houston-Medical Center, Houston-River Oaks, Houston-Tanglewood/Memorial, Houston-Waugh Drive, Liberty, Magnolia and Wharton. In connection with the Merger, the Company incurred approximately $2.4 million in pretax merger-related expenses and other charges (the "Special Charge"). The transaction was accounted for as a pooling interests and therefore the historical financial data of the Company has been restated to include the accounts and operations of Commercial for all periods prior to the effective time of the Merger.

     Total assets were $1.23 billion at September 30, 2001 compared with $1.15 billion at December 31, 2000. Total loans increased to $419.6 million at September 30, 2001 from $411.2 million at December 31, 2000, an increase of
$8.4 million, or 2.0%. Total deposits were $1.09 billion at September 30, 2001 compared with $1.03 billion at December 31, 2000, a increase of $58.1 million, or 5.6%. Shareholders' equity increased $8.7 million or 10.8%, to $89.0 million at September 30, 2001 compared with $80.3 million at December 31, 2000.

Results of Operations Excluding Merger-Related Expenses

     If the Company had not incurred the Special Charge of $2.4 million in connection with the Merger, net income for the nine months ended September 30, 2001 would have been $10.5 million ($1.28 per common share on a diluted basis) compared with $8.0 million ($0.97 per common share on a diluted basis) for the nine months ended September 30, 2000, an increase in net income of $2.6 million, or 32.1%. The Company would have posted a return on average common equity of 16.82%, a return on average assets of 1.20% and an efficiency ratio of 56.36% for the nine months ended September 30, 2001.

Results of Operations as Reported

     Net income available to common shareholders was $3.7 million ($0.45 per common share on a diluted basis) for the quarter ended September 30, 2001 compared with $2.7 million ($0.33 per common share on a diluted basis) for the quarter ended September 30, 2000, an increase in net income of $1.0 million, or 37.0%. The Company posted returns on average common equity of 17.34% and 14.82%, returns on average assets of 1.25% and 1.07% and efficiency ratios of 55.07% and 61.54% for the quarters ended September 30, 2001 and 2000, respectively.

     Net income available to common shareholders for the nine months ended September 30, 2001 was $9.0 million ($1.09 per common share on a diluted basis) compared with $8.0 million ($0.97 per common share on a diluted basis) for the same period in 2000, an increase in net income of $986,000 or 12.4%. The Company posted returns on average common equity of 14.30% and 14.98%, returns on average assets of 1.02% and 1.04% and efficiency ratios of 63.38% and 61.83% for the nine months ended September 30, 2001 and 2000, respectively.

RESULTS OF OPERATIONS

Net Interest Income

     Net interest income was $10.3 million for the quarter ended September 30, 2001 compared with $8.6 million for the quarter ended September 30, 2000, an increase of $1.6 million, or 18.9%. Net interest income increased primarily due to an increase in the amount of interest earning assets and a decrease in the average rate paid on interest-bearing liabilities. As a result, the net interest margin on a tax-equivalent basis increased to 3.84% from 3.79% for the same periods. Average interest-earning assets increased to $1.12 billion for the quarter ended September 30, 2001 compared with $944.0 million for the quarter ended September 30, 2000, an increase of $178.0 million, or 18.9%. The average rate on interest bearing liabilities decreased 78 basis points to 3.94% for the three months ended September 30, 2001 compared with 4.72% for the same period in 2000. The Company's average rate on interest-bearing liabilities decreased due to the cuts in the discount rate by the Federal Reserve during 2001.

     Net interest income increased $3.6 million, or 14.0%, to $29.3 million for the nine months ended September 30, 2001 compared with $25.7 million for the same period in 2000. This increase is mainly attributable to higher average interest-earning assets resulting from purchases of investment securities and increased loan originations. Average interest-earning assets increased to $1.10 billion for the nine months ended September 30, 2001 compared with $939.3 million for the nine months ended September 30, 2000, an increase of $157.1 million, or 16.7%. The net interest margin on a tax-equivalent basis decreased to 3.74% compared with 3.78% for the same periods. This decrease is attributable to a 25 basis point decrease in the yield on total average interest-earning assets for the nine months ended September 30, 2001 partially offset by a 21 basis point decrease in rate paid on total average interest-bearing liabilities for the same period.

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

                                                                            Three Months Ended September 30,
                                                    -------------------------------------------------------------------------
                                                                      2001                                 2000
                                                    ------------------------------------   ----------------------------------
                                                      Average       Interest    Average      Average      Interest    Average
                                                    Outstanding     Earned/     Yield/     Outstanding    Earned/     Yield/
                                                      Balance        Paid       Rate (4)     Balance       Paid      Rate (4)
                                                    -----------    ----------   -------    -----------    --------   --------
                                                                               (Dollars in thousands)
ASSETS
Interest-earning assets:
  Loans..........................................    $  427,984    $    8,839      8.26%      $389,445      $8,774     9.01%
  Securities(1)..................................       663,089         9,988      6.03        523,148       8,204     6.27
  Federal funds sold and other temporary
   investments...................................        30,919           274      3.54         31,415         509     6.48
                                                     ----------    ----------               ----------    --------
    Total interest-earning assets................     1,121,992        19,101      6.81%       944,008      17,487     7.41
                                                                   ----------                             --------
  Less allowance for credit losses...............        (5,579)                                (5,235)
                                                     ----------                             ----------
    Total interest-earning assets, net
     of allowance................................     1,116,413                                938,773
     Noninterest-earning assets..................        78,484                                 78,363
                                                     ----------                             ----------
    Total assets.................................    $1,194,897                             $1,017,136
                                                     ==========                             ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing demand deposits...............   $   194,277       $ 1,062      2.19%    $  179,019      $1,602     3.58%
  Savings and money market accounts..............       252,015         3,161      5.02        212,051       2,153     4.06
  Certificates of deposit........................       438,772         4,550      4.15        334,472       4,763     5.70
  Federal funds purchased and other
   borrowings....................................        13,563            68      2.01         25,201         337     5.35
                                                     ----------    ----------               ----------    --------
    Total interest-bearing liabilities...........       898,627         8,841      3.94%       750,743       8,855     4.72%
                                                     ----------    ----------               ----------    --------
Noninterest-bearing liabilities:
  Noninterest-bearing demand deposits............       177,296                                176,196
   Company-obligated mandatorily
     redeemable trust preferred securities
     of subsidiary trusts........................        24,500                                 12,000
  Other liabilities..............................         8,413                                  4,680
                                                     ----------                             ----------
    Total liabilities............................     1,108,836                                943,619
                                                     ----------                             ----------
Shareholders' equity.............................        86,061                                 73,517
                                                     ----------                             ----------
    Total liabilities and shareholders' equity...    $1,194,897                             $1,017,136
                                                     ==========                             ==========
Net interest rate spread.........................                                  2.87%                               2.69%

Net interest income and margin(2)................                     $10,260      3.66%                    $8,632     3.66%
                                                                   ==========                             ========
Net interest income and margin
 (tax-equivalent basis)(3).......................                     $10,763      3.84%                    $8,955     3.79%
                                                                   ==========                             ========

-----------------
(1) Yield is based on amortized cost and does not include any component of unrealized gains or losses.

(2) The net interest margin is equal to net interest income divided by average interest-earning assets.

(3) In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35% and 34% for the quarters ended September 30, 2001 and September 30, 2000, respectively.

(4)  Annualized.



                                                                               Nine Months Ended September 30,
                                                    -------------------------------------------------------------------------
                                                                     2001                                  2000
                                                    ------------------------------------   ----------------------------------
                                                      Average       Interest    Average      Average      Interest    Average
                                                    Outstanding     Earned/     Yield/     Outstanding    Earned/     Yield/
                                                      Balance        Paid       Rate (4)     Balance       Paid      Rate (4)
                                                    -----------    ----------   -------    -----------    --------   --------
                                                                                (Dollars in thousands)
ASSETS
Interest-earning assets:
  Loans...........................................    $  420,401    $ 26,578       8.43%    $  378,506     $24,777    8.73%
  Securities(1)...................................       639,579      29,625       6.18        532,014      24,917    6.24
  Federal funds sold and other temporary
   investments....................................        36,423       1,361       4.98         28,801       1,392    6.44
                                                      ----------    --------                ----------     -------
   Total interest-earning assets..................     1,096,403      57,564       7.00%       939,321      51,086    7.25%
                                                                    --------                               -------
  Less allowance for credit losses................        (5,568)                               (5,167)
                                                      ----------                            ----------
    Total interest-earning assets, net
     of allowance.................................     1,090,835                               934,154
     Noninterest-earning assets...................        81,190                                85,213
                                                      ----------                            ----------
    Total assets..................................    $1,172,025                            $1,019,367
                                                      ==========                            ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
  Interest-bearing demand deposits................    $  194,088    $  3,747       2.57%    $  182,872     $ 4,669    3.40%
  Savings and money market accounts...............       247,175       7,587       4.09        214,278       6,160    3.83
  Certificates of deposit.........................       424,352      16,290       5.12        320,511      12,761    5.31
  Federal funds purchased and other
   borrowings.....................................        17,915         643       4.79         38,496       1,797    6.22
                                                      ----------    --------                ----------     -------
    Total interest-bearing liabilities............       883,530      28,267       4.27%       756,157      25,387    4.48%
                                                      ----------    --------                ----------     -------
Noninterest-bearing liabilities:
  Noninterest-bearing demand deposits.............       180,376                               173,115
   Company-obligated mandatorily
      redeemable trust preferred securities
      of subsidiary trusts........................        16,167                                12,000
  Other liabilities...............................         8,354                                 7,056
                                                      ----------                            ----------
    Total liabilities.............................     1,088,427                               948,328
                                                      ----------                            ----------
Shareholders' equity..............................        83,598                                71,039
                                                      ----------                            ----------
    Total liabilities and shareholders' equity....    $1,172,025                            $1,019,367
                                                      ==========                            ==========
Net interest rate spread..........................                                 2.73%                             2.77%

Net interest income and margin(2).................                  $ 29,297       3.56%                   $25,699   3.65%
                                                                    ========                               =======

Net interest income and margin
 (tax-equivalent basis)(3)........................                  $ 30,779       3.74%                   $26,625   3.78%
                                                                    ========                              ========

------------------
(1) Yield is based on amortized cost and does not include any component of unrealized gains or losses.

(2) The net interest margin is equal to net interest income divided by average interest-earning assets.

(3) In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35% and 34% for the nine months ended September 30, 2001 and September 30, 2000, respectively.

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

                                                   Three Months Ended September 30,
                                                   --------------------------------
                                                              2001 vs. 2000
                                                   --------------------------------
                                                    Increase (Decrease)
                                                         Due to
                                                    -------------------
                                                    Volume      Rate      Total
                                                    -------   --------   --------
                                                       (Dollars in thousands)
Interest-earning assets:
 Loans...........................................   $  868    $  (803)   $    65
 Securities......................................    2,195       (411)     1,784
 Federal funds sold and other temporary
  investments....................................       (8)      (227)      (235)
                                                    ------    -------    -------
  Total increase (decrease) in interest income...    3,055     (1,441)     1,614
                                                    ------    -------    -------
Interest-bearing liabilities:
 Interest-bearing demand deposits................      137       (677)      (540)
 Savings and money market accounts...............      406        602      1,008
 Certificates of deposit.........................    1,485     (1,698)      (213)
 Federal funds purchased and other borrowings....     (156)      (113)      (269)
                                                    ------    -------    -------
  Total increase (decrease) in interest expense..    1,872     (1,886)       (14)
                                                    ------    -------    -------
Increase in net interest income..................   $1,183    $   445    $ 1,628
                                                    ======    =======    =======

                                                   Nine Months Ended September 30,
                                                   -------------------------------
                                                             2001 vs. 2000
                                                   -------------------------------
                                                    Increase (Decrease)
                                                         Due to
                                                    -------------------
                                                    Volume      Rate      Total
                                                    -------   --------   --------
                                                       (Dollars in thousands)
Interest-earning assets:
 Loans...........................................   $2,742    $  (941)   $ 1,801
 Securities......................................    5,038       (330)     4,708
 Federal funds sold and other temporary
  investments....................................      368       (399)       (31)
                                                    ------    -------    -------
  Total increase (decrease) in interest income...    8,148     (1,670)     6,478
                                                    ------    -------    -------
Interest-bearing liabilities:
 Interest-bearing demand deposits................      286     (1,208)      (922)
 Savings and money market accounts...............      946        481      1,427
 Certificates of deposit.........................    4,134       (605)     3,529
 Federal funds purchased and other borrowings....     (961)      (193)    (1,154)
                                                    ------    -------    -------
  Total increase in interest expense.............    4,405     (1,525)     2,880
                                                    ------    -------    -------
Increase (decrease) in net interest income.......   $3,743    $  (145)   $ 3,598
                                                    ======    =======    =======

Provision for Credit Losses

     Management actively monitors the Company's asset quality and provides specific loss provisions when necessary. Loans are charged-off against the provision for credit losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the provision for credit losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. As of September 30, 2001, the allowance for credit losses amounted to $5.5 million, or 1.32% of total loans compared with $5.5 million, or 1.34% of total loans at December 31, 2000.

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

     The Company made a $50,000 provision for credit losses for the three months ended September 30, 2001, a decrease from the provision of $75,000 for the same period in 2000. This was the only provision made for the nine months ended September 30, 2001, a decrease from the provision of $225,000 for the corresponding period in 2000.

Noninterest Income

     The Company's primary sources of noninterest income are service charges on deposit accounts and other banking service related fees. The following table presents, for the periods indicated, the major categories of noninterest income:

                                          Three Months Ended   Nine Months Ended
                                            September 30,        September 30,
                                          ------------------   -----------------
                                              2001      2000      2001      2000
                                            ------    ------    ------    ------
                                                   (Dollars in thousands)
Service charges on deposit accounts....     $1,924    $1,613    $5,501    $4,699
Other noninterest income...............        263       402       779     1,024
                                            ------    ------    ------    ------
 Total noninterest income..............     $2,187    $2,015    $6,280    $5,723
                                            ======    ======    ======    ======

     Noninterest income totaled $2.2 million for the three months ended September 30, 2001 compared with $2.0 million for the same period in 2000, an increase of $172,000, or 8.5%. Noninterest income increased $557,000, or 9.7%, to $6.3 million for the nine months ended September 30, 2001 from $5.7 million for the same period in 2000.

Noninterest Expense

     Noninterest expense totaled $7.1 million for the quarter ended September 30, 2001 compared with $6.7 million for the quarter ended September 30, 2000, an increase of $405,000, or 6.1%. Noninterest expense totaled $22.9 million for the nine months ended September 30, 2001, an increase of $3.2 million, or 16.1%, from $19.8 million for the same period in 2000. The increase was principally due to the one-time merger related charges associated with the Merger with Commercial and an increase in minority interest trust preferred securities expense related to the issuance of additional trust preferred securities in July 2001. See "Issuance of Preferred Securities of Prosperity Statutory Trust II" for a more detailed description of the issuance.

     The following table presents, for the periods indicated, the major categories of noninterest expense:

                                                 Three Months Ended     Nine Months Ended
                                                    September 30,         September 30,
                                                 ------------------    -------------------
                                                    2001      2000        2001      2000
                                                  ------    ------      -------   -------
                                                            (Dollars in thousands)
Salaries and employee benefits...............     $3,247    $3,223      $ 9,759   $ 9,594
Non-staff expenses:
 Net occupancy expense.......................        493       582        1,483     1,560
 Depreciation................................        385       328        1,183     1,154
 Data processing.............................        526       416        1,551     1,284
 Regulatory assessments and FDIC insurance...         55        58          177       159
 Ad valorem and franchise taxes..............        118       132          363       379
 Goodwill amortization.......................        341       272        1,022       819
 Minority interest expense trust preferred
  securities.................................        475       288        1,051       863
 Merger related expenses.....................         --        --        2,425        --
 Other.......................................      1,428     1,364        3,920     3,947
                                                  ------    ------      -------   -------
Total non-staff expenses.....................      3,822     3,440       13,175    10,165

Total noninterest expense....................     $7,068    $6,663      $22,934   $19,759
                                                  ======    ======      =======   =======

     Non-staff expenses increased $382,000, or 11.1%, to $3.8 million for the quarter ended September 30, 2001 compared with the same period in 2000. For the nine month period ended September 30, 2001, non-staff expenses, including $2.4 million in merger related expenses, increased $3.0 million, or 29.6%, to $13.2 million from $10.2 million for the same period in 2000. Excluding the merger related expenses, non-staff expenses increased $585,000 or 5.8%, compared with the nine months ended September 30, 2000.

Income Taxes

     Income tax expense increased $413,000, or 34.9%, to $1.6 million for the three months ended September 30, 2001 from $1.2 million for the same period in 2000. For the nine month period ended September 30, 2001, income tax expense increased $169,000, or 4.9%, to $3.6 million from $3.5 million for the same period in 2000.

FINANCIAL CONDITION

Loan Portfolio

     Total loans were $419.6 million at September 30, 2001, an increase of $8.4 million, or 2.0% from $411.2 million at December 31, 2000. Loan growth occurred primarily in construction and land development loans and multi-family residential loans. Period end loans comprised 37.4% of average earning assets at September 30, 2001 compared with 38.8% at December 31, 2000.

     The following table summarizes the loan portfolio of the Company by type of loan as of September 30, 2001 and December 31, 2000:

                                  September 30,        December 31,
                                       2001                2000
                                 ----------------   -----------------
                                 Amount   Percent   Amount    Percent
                                 ------   -------   ------    -------
                                         (Dollars in thousands)

Commercial and industrial....   $ 44,312    11.0%  $ 46,529    11.3%
Real estate:
 Construction and land
   development...............     24,383     6.2     20,128     4.9
 1-4 family residential......    178,148    41.0    175,525    42.7
 Home equity.................     19,707     4.4     16,762     4.1
 Commercial mortgages........     78,643    18.6     75,896    18.5
 Farmland....................     10,113     2.5     12,218     3.0
 Multifamily residential.....      6,275     1.4      2,961     0.7
Agriculture..................     15,526     4.6     13,251     3.2
Other........................      3,291     0.8      2,557     0.6
Consumer.....................     39,159     9.5     45,376    11.0
                                --------   -----   --------   -----
  Total loans................   $419,557   100.0%  $411,203   100.0%
                                ========   =====   ========   =====

Nonperforming Assets

     The Company had $539,000 in nonperforming assets at September 30, 2001 compared with $1.3 million in nonperforming assets at December 31, 2000, a decrease of $796,000 or 59.6%. The decrease was principally due to the sale of other real estate and a decrease in accruing loans 90 or more days past due. Of the $539,000 in nonperforming loans, $411,000 is attributed to one nonaccrual loan. The Company generally places a loan on nonaccrual status and ceases accruing interest when the payment of principal or interest is delinquent for 90 days, or earlier in some cases, unless the loan is in the process of collection and the underlying collateral fully supports the carrying value of the loan. The Company generally charges off all loans before attaining nonaccrual status.

      The following table presents information regarding nonperforming assets as of the dates indicated:

                                                  September 30,   December 31,
                                                       2001           2000
                                                  -------------   ------------
                                                     (Dollars in thousands)

Nonaccrual loans...........................           $ 489         $   10
Accruing loans 90 or more days past due....              50            780
                                                      -----         ------
 Total nonperforming loans.................             539            790
Other real estate..........................              --            545
                                                      -----         ------
 Total nonperforming assets................           $ 539         $1,335
                                                      =====         ======

Allowance for Credit Losses

   Management actively monitors the Company's asset quality and provides specific loss allowances when necessary. Loans are charged-off against the allowance for credit losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. As of September 30, 2001, the allowance for credit losses amounted to $5.5 million, or 1.32% of total loans compared with $5.5 million, or 1.34% of total loans at December 31, 2000.

     Set forth below is an analysis of the allowance for credit losses for the periods indicated:


                                                       As of and For the Nine       As of and For the
                                                    Months Ended September 30,    Year Ended December 31,
                                                              2001                         2000
                                                    --------------------------    -----------------------
                                                                    (Dollars in thousands)
Average loans outstanding..........................           $420,401                  $383,054
                                                              ========                  ========
Gross loans outstanding at end of period...........           $419,557                  $411,203
                                                              ========                  ========
Allowance for credit losses at
 beginning of period...............................           $  5,523                  $  5,031
Balance acquired with the Compass Acquisition......                 --                        47
Provision for credit losses........................                 50                       275
Charge-offs:
 Commercial and industrial.........................               (163)                     (117)
 Real estate and agriculture.......................                (--)                      (38)
 Consumer..........................................                (56)                      (63)
Recoveries:
 Commercial and industrial.........................                 14                        43
 Real estate and agriculture.......................                116                       263
 Consumer..........................................                 34                        82
                                                              --------                  --------
Net (charge-offs) recoveries.......................                (55)                      170
                                                              --------                  --------
Allowance for credit losses at end of period.......           $  5,518                  $  5,523
                                                              ========                  ========
Ratio of allowance to end of period loans..........               1.32%                     1.34%
Ratio of net charge-offs (recoveries) to average
 loans.............................................               0.01%                    (0.04)%
Ratio of nonperforming loans to end of
 period loans......................................               0.12%                     0.19%

Securities

     Securities totaled $725.0 million at September 30, 2001 compared with $587.0 million at December 31, 2000, an increase of $138.1 million or 23.5%. The increase is primarily attributable to an increase in deposits as the Company used the excess liquidity to purchase securities. At September 30, 2001, securities represented 58.9% of total assets compared with 51.2% of total assets at December 31, 2000.

Premises and Equipment

     Premises and equipment, net of accumulated depreciation, totaled $14.9 million at September 30, 2001 and $14.5 million at December 31, 2000.

Deposits

     Total deposits were $1.09 billion at September 30, 2001 compared with $1.03 billion at December 31, 2000, an increase of $58.1 million. At September 30, 2001, noninterest-bearing deposits accounted for 16.7% of total deposits compared with 18.2% of total deposits at December 31, 2000. Interest-bearing deposits totaled $909.3 million, or 83.3%, of total deposits at September 30, 2001 compared with $845.6 million, or 81.8%, of total deposits at December 31, 2000.

Other Borrowings

     The Company had no notes payable and $13.5 million in Federal Home Loan Bank ("FHLB") advances at September 30, 2001, compared with no notes payable and $13.9 million in FHLB advances at December 31, 2000. The FHLB advances are secured by a blanket lien on the Bank's first mortgage loans against one-to-four family residential properties. The maturity dates range from the years 2004 to 2018 and have interest rates ranging from

5.95% to 6.48%. In addition, the Company had no federal funds purchased on September 30, 2001 or December 31, 2000.

Trust Preferred Securities

     In July 2001, the Company formed Trust II and on July 31, 2001, Trust II issued 15,000 Floating Rate Capital Securities with an aggregate liquidation value of $15.0 million to a third party. The proceeds of the issuance were invested in the Company's Floating Rate Junior Subordinated Debentures which mature on July 31, 2031, which date may be shortened to a date not earlier than July 31, 2006, if certain conditions are met. For a more detailed description of the issuance, see "Issuance of Preferred Securities of Prosperity Statutory Trust II."

     As a result of the issuance by Trust II, the Company's subsidiary trusts had outstanding $27.0 million in trust preferred securities at September 30, 2001 compared with the $12.0 million of trust preferred securities issued by Prosperity Capital Trust I ("Trust I") outstanding at December 30, 2000. The Company's 9.60% junior subordinated debentures issued to Trust I mature on November 17, 2029, which date may be shortened to a date not earlier than November 17, 2004, if certain conditions are met.

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

     Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of September 30, 2001, the Company had cash and cash equivalents of $41.0 million, down from $99.2 million at December 31, 2000. The decline was due primarily to a decrease in federal funds sold of $49.9 million.

Capital Resources

  Total shareholders' equity was $89.0 million at September 30, 2001 compared with $80.3 million at December 31, 2000, an increase of $8.7 million, or 10.8%. The increase was primarily due to net earnings of $9.0 million and a net change in unrealized gain on available for sale securities of $3.1 million, offset by cash dividends paid of $2.4 million, cash paid to dissenting shareholders in connection with the issuance of common stock in exchange for common stock of Commercial of $668,000 and trust preferred issuance costs of $476,000.

  Both the Board of Governors of the Federal Reserve System, with respect to the Company, and the Federal Deposit Insurance Corporation ("FDIC"), with respect to the Bank, have established certain minimum risk-based capital standards that apply to bank holding companies and federally insured banks. As of September 30, 2001, the Company's Tier 1 capital, total risk-based capital and leverage capital ratios were 17.53%, 18.61% and 7.62%, respectively. As of September 30, 2001, the Bank's risk-based capital ratios were above the levels required for the Bank to be designated as "well capitalized" by the FDIC, with Tier-1 capital, total risk-based capital and leverage capital ratios of 14.73%, 15.82% and 6.40%, respectively.

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

         Not applicable

ITEM 5.  OTHER INFORMATION

         Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a.   Exhibits:

              Exhibit No.                     Description
              -----------                     -----------
              4.1 Indenture dated as of July 31, 2001 by and between Prosperity Bancshares, Inc., as Issuer, and State Street Bank and Trust Company of Connecticut, National Association, with respect to the Floating Rate Junior Subordinated Deferrable Interest Debentures of Prosperity Bancshares, Inc.

              4.2 Amended and Restated Declaration of Trust of Prosperity Statutory Trust II dated as of July 31, 2001.

              4.3 Guarantee Agreement dated as of July 31, 2001 by and between Prosperity Bancshares, Inc. and State Street Bank and Trust Company of Connecticut, National Association.

         b.

               i. On August 1, 2001 the Company filed a Form 8-K under Item 9 to disclose statements made by representatives of the Company to analysts regarding the Company's offer to purchase FVNB Corp.

              ii. On September 20, 2001 the Company filed a Form 8-K under Item 5 announcing the Company's approval of a stock repurchase plan.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             PROSPERITY BANCSHARES, INC.(SM)
                                             (Registrant)


                    Date:   11/12/01                  /s/ David Zalman
                            --------         ---------------------------------
                                                        David Zalman
                                             Chief Executive Officer/President


                    Date:  11/12/01                  /s/ David Hollaway
                           --------          ---------------------------------
                                                         David Hollaway
                                                   Chief Financial Officer