Form 10-K
period 2001-12-31
PROSPERITY BANCSHARES INC
filed 2002-03-08
CIK 1068851

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------
(Mark One)

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                   For The Fiscal Year Ended December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission File Number 0-25051

                         PROSPERITY BANCSHARES, INC. /SM/
             (Exact name of registrant as specified in its charter)

                  TEXAS                         74-2331986
      (State or other jurisdiction of        (I.R.S. Employer
      incorporation or organization)         Identification No.)

            4295 SAN FELIPE                          77027
             HOUSTON, TEXAS                        (Zip Code)
  (Address of principal executive offices)

       Registrant's Telephone Number, Including Area Code: (713) 693-9300

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                             Common Stock, par value
                                 $1.00 per share
                                 ---------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K. [ ]

     As of February 13, 2002, the number of outstanding shares of Common Stock was 8,110,035. As of such date, the aggregate market value of the shares of Common Stock held by non-affiliates, based on the closing price of the Common Stock on the Nasdaq National Market System on such date, was approximately $154,769,165.

                      Documents Incorporated by Reference:

      Portions of the Company's Proxy Statement relating to the 2002 Annual
          Meeting of Shareholders, which will be filed within 120 days after December 31, 2001, are incorporated by reference into Part
                       III, Items 10-13 of this Form 10-K.

                          PROSPERITY BANCSHARES, INC./sm/
                         2001 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

PART I
           Item 1.   Business...................................................................................    1
                      General...................................................................................    1
                      Recent Mergers and Acquisitions...........................................................    2
                      Officers and Associates...................................................................    2
                      Bank Activities...........................................................................    3
                      Business Strategies.......................................................................    3
                      Competition...............................................................................    4
                      Supervision and Regulation................................................................    4
           Item 2.  Properties..................................................................................   11
           Item 3.  Legal Proceedings...........................................................................   13
           Item 4.  Submission of Matters to a Vote of Security Holders.........................................   13
PART II
           Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters.......................   13
           Item 6.  Selected Consolidated Financial Data........................................................   14
           Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......   16
                      Overview..................................................................................   16
                      Results of Operations.....................................................................   16
                      Financial Condition.......................................................................   21
           Item 7A. Quantitative and Qualitative Disclosures about Market Risk..................................   34
           Item 8.  Financial Statements and Supplementary Data.................................................   36
           Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure........   36
PART III
           Item 10. Directors and Executive Officers of the Registrant..........................................   36
           Item 11. Executive Compensation......................................................................   36
           Item 12. Security Ownership of Certain Beneficial Owners and Management..............................   36
           Item 13. Certain Relationships and Related Transactions..............................................   36
Part IV
           Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.............................   36

PART I

         Special Cautionary Notice Regarding Forward-Looking Statements

     Statements and financial discussion and analysis contained in the Annual Report on Form 10-K that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on assumptions and involve a number of risks and uncertainties, many of which are beyond the Company's control. The Company's actual results may differ materially from what is expressed in any forward-looking statement. The important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation:

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

ITEM 1. BUSINESS

General

          The Company was formed in 1983 as a vehicle to acquire the former Allied Bank in Edna, Texas which was chartered in 1949. The Company is a registered financial holding company that derives substantially all of its revenues and income from the operation of Prosperity Bank/SM/ (the "Bank"). The Bank, which changed its name from First Prosperity Bank/SM/ on May 1, 2001, is a full-service bank that provides a broad line of financial products and services to small and medium-sized businesses and consumers through 29 full-service banking locations. The Company's headquarters are located at 4295 San Felipe in Houston, Texas and its telephone number is (713) 693-9300.

          The Company's market consists of the communities served by its eighteen locations in the Greater Houston CMSA and an additional eleven locations in eight contiguous counties located to the south and southwest of Houston. The Greater Houston CMSA includes Brazoria, Fort Bend, Galveston, Harris, Liberty, and Montgomery counties. Texas Highway 59 (scheduled to become Interstate Highway 69), which serves as the primary "NAFTA Highway" linking the interior United States and Mexico, runs directly through the center of the Company's market area. The increased traffic along this NAFTA Highway has enhanced economic activity in the Company's market area and created opportunities for growth. The diverse nature of the economies in each local market served by the Company provides the Company with a varied customer base and allows the Company to spread its lending risk throughout a number of different industries including farming, ranching, petrochemicals, manufacturing, tourism, recreation and professional service firms and their principals. The Company's market areas outside of Houston are dominated by either small community banks or branches of large regional banks. Management believes that the Company, as one of the few mid-sized financial institutions that combines responsive community banking with the sophistication of a regional bank holding company, has a competitive advantage in its market area and excellent growth opportunities through acquisitions, new branch locations and additional business development.

          Operating under a community banking philosophy, the Company seeks to develop broad customer relationships based on service and convenience while maintaining its conservative approach to lending and strong asset quality. The Company has grown through a combination of internal growth, the acquisition of community banks, branches of banks and the opening of new banking centers. Utilizing a low cost of funds and employing stringent cost controls, the Company has been profitable in every full year of its existence, including the period of adverse economic conditions in Texas in the late 1980s. From 1988 to 1992, as a sound and profitable institution, the Company took advantage of this economic downturn and acquired the deposits and certain assets of failed banks in West Columbia, El Campo and Cuero, Texas and two failed banks in Houston, which diversified the Company's franchise and increased its core deposits. The Company opened a full-service Banking Center in Victoria, Texas in 1993 and the following year established a Banking Center in Bay City, Texas. The Company expanded its Bay City presence in 1996 with the acquisition of an additional branch location from Norwest Bank Texas, and in 1997, the Company acquired the Angleton, Texas branch of Wells Fargo Bank. In 1998, the Company enhanced its West Columbia Banking Center with the purchase of a commercial bank branch located in West Columbia and acquired Union State Bank in East Bernard, Texas.

Recent Mergers and Acquisitions

          In 1999, the Company acquired South Texas Bancshares, Inc. and its wholly owned subsidiary, The Commercial National Bank of Beeville, with locations in Beeville, Mathis and Goliad, Texas (the "South Texas Acquisition"). The Company acquired trust powers in connection with the South Texas Acquisition. Additionally, effective September 15, 2000, the Company purchased certain assets and assumed certain liabilities of five branches of Compass Bank located in El Campo, Hitchcock, Needville, Palacios and Sweeny, Texas (the "Compass Acquisition"). With the exception of the El Campo location, the former Compass branches are being operated as full-service Banking Centers. The El Campo location has been combined with the Company's El Campo Banking Center.

          On February 23, 2001, the Company completed a merger with Commercial Bancshares, Inc., a Texas corporation ("Commercial"), whereby Commercial was merged with and into the Company (the "Commercial Merger"). In connection with the Commercial Merger, Heritage Bank, Commercial's wholly owned subsidiary, was merged with and into the Bank. Similar to its previous acquisitions, this merger has enabled the Company to achieve certain economies of scale and savings from the operation of the newly acquired banking offices as additional Banking Centers. Heritage Bank had 12 full-service banking locations in the Houston metropolitan area and in three adjacent counties, including Houston-Bellaire, Cleveland, Cypress, Fairfield, Houston-Downtown, Houston-Medical Center, Houston-River Oaks, Houston-Tanglewood, Houston-Waugh Drive, Liberty, Magnolia and Wharton. The transaction was accounted for as a pooling of interests and therefore the historical financial data of the Company has been restated to include the accounts and operations of Commercial for all periods prior to the effective time of the Commercial Merger.

          On February 22, 2002, the Company entered into a definitive agreement with American Bancorp of Oklahoma, Inc. to acquire one of its subsidiary banks, Texas Guaranty Bank, N.A., headquartered in Houston, Texas for $11.8 million in cash. Following the acquisition, Texas Guaranty Bank will be merged into Prosperity Bank. The Company will not complete the acquisition unless customary closing conditions are satisfied or waived, including receipt of the necessary regulatory approvals and consents from applicable regulatory agencies including the Federal Reserve Board, the Texas Banking Department and the Federal Deposit Insurance Corporation. Texas Guaranty Bank operates three banking offices in the western portion of the greater Houston metropolitan area. As of December 31, 2001, Texas Guaranty Bank had total assets of $82.2 million, total loans of $59.7 million, total deposits of $62.9 million and shareholders' equity of $9.4 million.

Officers and Associates

          The Company's directors and officers are important to the Company's success and play a key role in the Company's business development efforts by actively participating in a number of civic and public service activities in the communities served by the

Company, such as the Rotary Club, Lion's Club, Pilot Club, United Way and Chamber of Commerce. In addition, the Company's Banking Centers in Bay City, Clear Lake, Cleveland, East Bernard, Medical Center, Post Oak, River Oaks and Wharton maintain Community Development Boards, whose function is to solicit new business, develop customer relations and provide valuable community knowledge to their respective Banking Center Presidents.

          The Company has invested heavily in its officers and associates by recruiting talented officers in its market areas and providing them with economic incentive in the form of stock options and bonuses based on cross-selling performance. The senior management team has substantial experience in both the Houston markets and the surrounding communities in which the Company has a presence. Each Banking Center location is administered by a local President or Manager with knowledge of the community and lending expertise in the specific industries found in the community. The Company entrusts its Banking Center Presidents and Managers with authority and flexibility within general parameters with respect to product pricing and decision making in order to avoid the bureaucratic structure of larger banks. The Company operates each Banking Center as a separate profit center, maintaining separate data with respect to each Banking Center's net interest income, efficiency ratio, deposit growth, loan growth and overall profitability. Banking Center Presidents and Managers are accountable for performance in these areas and compensated accordingly. Each Banking Center has its own local telephone number, which enables a customer to be served by a local banker.

          As of December 31, 2001, the Company and the Bank had 312 full-time equivalent associates, 123 of whom were officers of the Bank. The Company provides medical and hospitalization insurance to its full-time associates. The Company considers its relations with associates to be excellent. Neither the Company nor the Bank is a party to any collective bargaining agreement.

Bank Activities

          The Company offers a variety of traditional loan and deposit products to its customers, which consist primarily of consumers and small and medium-sized businesses. The Company tailors its products to the specific needs of customers in a given market. At December 31, 2001, the Company maintained approximately 74,000 separate deposit accounts and 9,500 separate loan accounts and approximately 16.8% of the Company's total deposits were noninterest-bearing demand deposits. For the period ended December 31, 2001, the Company's average cost of funds was 3.32%.

          The Company has been an active mortgage lender, with 1-4 family residential and commercial mortgage loans comprising 59.8% of the Company's total loans as of December 31, 2001. The Company also offers loans for automobiles and other consumer durables, home equity loans, debit cards, personal computer banking and other cash management services and telebanking. By offering certificates of deposit, NOW accounts, savings accounts and overdraft protection at competitive rates, the Company gives its depositors a full range of traditional deposit products. The Company has successfully introduced the Royal account, which for a monthly fee provides consumers with a package of benefits including unlimited free checking, personalized checks, credit card protection, free travelers checks, cashier's checks, money orders and certain travel discounts.

          The businesses targeted by the Company in its lending efforts are primarily those that require loans in the $100,000 to $4.0 million range. The Company offers these businesses a broad array of loan products including term loans, lines of credit and loans for working capital, business expansion and the purchase of equipment and machinery, interim construction loans for builders and owner-occupied commercial real estate loans. For its business customers, the Company has developed a specialized checking product called Small Business Checking which provides discounted fees for checking and normal account analysis.

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

          Increase Loan Volume and Diversify Loan Portfolio. Historically, the Company has elected to sacrifice some earnings for the historically lower credit losses associated with home mortgage loans. While maintaining its conservative approach to lending, the Company plans to emphasize both new and existing loan products, focusing on growing its home equity, commercial mortgage and commercial loan portfolios. The Company successfully introduced home equity lending in 1998. The balance of home equity loans was $20.5 million at December 31, 2001 and $16.8 million at December 31, 2000. During the three-year period from December 31, 1999 to December 31, 2001, the Company grew its commercial and industrial loans from $42.0 million to $47.0 million, or 11.9% and its commercial mortgages from $64.7 million to $78.4 million, or 21.2%. In addition, the Company targets professional service firms such as legal and medical practices for both loans secured by owner-occupied premises and personal loans to their principals.

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

          Enhance Cross-Selling. The Company recognizes that its customer base provides significant opportunities to cross-sell various products and it seeks to develop broader customer relationships by identifying cross-selling opportunities. The Company uses incentives and friendly competition to encourage cross-selling efforts and increase cross-selling results. Officers and associates have access to each customer's existing and related account relationships and are better able to inform customers of additional products when customers visit or call the various Banking Centers or use their drive-in facilities. In addition, the Company includes product information in monthly statements and other mailings.

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

Competition

          The banking business is highly competitive, and the profitability of the Company depends principally on its ability to compete in its market areas. The Company competes with other commercial banks, savings banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, asset-based nonbank lenders and certain other nonfinancial entities, including retail stores which may maintain their own credit programs and certain governmental organizations which may offer more favorable financing than the Company. The Company has been able to compete effectively with other financial institutions by emphasizing customer service, technology and responsive decision-making with respect to loans; by establishing long-term customer relationships and building customer loyalty; and by providing products and services designed to address the specific needs of its customers. Under the Gramm-Leach-Bliley Act, securities firms and insurance companies that elect to become financial holding companies may acquire banks and other financial institutions. The Gramm-Leach-Bliley Act may significantly change the competitive environment in which the Company and its subsidiaries conduct business.

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

The Company
-----------

          The Company is a financial holding company registered under the Gramm-Leach-Bliley Act and a bank holding company registered under the Bank Holding Company Act of 1956, as amended ("BHCA"). Accordingly, the Company is subject to supervision, regulation and examination by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). The Gramm-Leach-Bliley Act, the BHCA and other federal laws subject financial and bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

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

          Scope of Permissable Activities. Under the BHCA, bank holding companies generally may not acquire a direct or indirect interest in or control of more than 5% of the voting shares of any company that is not a bank or bank holding company or from engaging in activities other than those of banking, managing or controlling banks or furnishing services to or performing services for its subsidiaries, except that it may engage in, directly or indirectly, certain activities that the Federal Reserve Board determined to be closely related to banking or managing and controlling banks as to be a proper incident thereto. In approving acquisitions or the addition of activities, the Federal Reserve considers whether the acquisition or the additional activities can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh such possible adverse effects as undue concentration of resources decreased or unfair competition, conflicts of interest or unsound banking practices.

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

          Capital Adequacy Requirements. The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a "risk-weighted" asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 2001, the Company's ratio of Tier 1 capital to total risk-weighted assets was 18.34% and its ratio of total capital to total risk-weighted assets was 19.52%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Capital Resources."

          In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company's Tier 1 capital divided by its average total consolidated assets. Certain highly rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies are be required to maintain a leverage ratio of 4.0%. As of December 31, 2001, the Company's leverage ratio was 7.57%.

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

          In addition, any entity is required to obtain the approval of the Federal Reserve Board under the BHCA before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of the outstanding Common Stock of the Company, or otherwise obtaining control or a "controlling influence" over the Company.

The Bank
--------

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

          The FDIC's risk-based capital guidelines generally require state banks to have a minimum ratio of Tier 1 capital to total risk-weighted assets of 4.0% and a ratio of total capital to total risk-weighted assets of 8.0%. The capital categories have the same definitions for the Bank as for the Company. As of December 31, 2001, the Bank's ratio of Tier 1 capital to total risk-weighted assets was 15.72% and its ratio of total capital to total risk-weighted assets was 16.90%. See "Management's Discussion and Analysis of Financial Condition and Result of Operation of the Company - Financial Condition - Capital Resources."

          The FDIC's leverage guidelines require state banks to maintain Tier 1 capital of no less than 4.0% of average total assets, except in the case of certain highly rated banks for which the requirement is 3.0% of average total assets. The Texas Banking Department has issued a policy which generally requires state chartered banks to maintain a leverage ratio (defined in accordance with federal capital guidelines) of 6.0% . As of December 31, 2001, the Bank's ratio of Tier 1 capital to average total assets (leverage ratio) was 6.50%. See "Management's Discussion and Analysis of Financial Condition and Result of Operation of the Company - Financial Condition - Capital Resources."

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

          On September 30, 1996, President Clinton signed into law an act that contained a comprehensive approach to re-capitalizing the Savings Association Insurance Fund ("SAIF") and to assure the payment of the Financing Corporation's ("FICO") bond obligations. Under this new act, banks insured under the BIF are required to pay a portion of the interest due on bonds that were issued by FICO to help shore up the ailing Federal Savings and Loan Insurance Corporation in 1987. The BIF-rate was required to equal one-fifth of the SAIF rate through year-end 1999, or until the insurance funds merged, whichever occurred first. Thereafter, BIF and SAIF payers will be assessed pro rata for the FICO bond obligations. With regard to the assessment for the FICO obligation, for the fourth quarter 2001, both the BIF and SAIF rates were .0184% of deposits.

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

          Privacy. In addition to expanding the activities in which banks and bank holding companies may engage, the Gramm-Leach-Bliley Act also imposed new requirements on financial institutions with respect to customer privacy. The Gramm-Leach-Bliley Act generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of customer privacy than the Gramm-Leach-Bliley Act.

Instability and Regulatory Structure
------------------------------------

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

Expanding Enforcement Authority
-------------------------------

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

Effect on Economic Environment
------------------------------

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

ITEM 2. PROPERTIES

          The Company conducts business at 29 full-service banking locations. The Company's headquarters are located at 4295 San Felipe, Houston, Texas. The Company owns all of the buildings in which its Banking Centers are located other than the Bellaire, Cypress, Downtown, Fairfield, Medical Center, Needville, Post Oak, River Oaks, and Waugh Banking Centers. The lease terms of these Banking Centers expire in October 2007, March 2002, October 2002, December 2002, December 2004, December 2002, July 2002, December 2004, and February 2011, respectively. The expiration dates do not include the renewal option periods which may be available. The following table sets forth specific information on each such location:

  Location                Address                  Deposits at December 31, 2001
  --------                -------                  -----------------------------
                                                      (Dollars in thousands)

 Angleton       116 South Velasco                            $ 31,385
                Angleton, TX  77516

 Bay City       1600 Seventh St.                             $ 48,568
                Bay City, TX  77404

 Beeville (1)   100 South Washington                         $ 74,764
                Beeville, TX  78102

 Bellaire       6800 West Loop South Suite 100               $ 26,680
                Bellaire, TX 77401

 Clear Lake     100 West Medical Center Blvd.                $ 57,706
                Webster, TX  77598

 Cleveland      104 West Crockett                            $ 76,272
                Cleveland,  TX 77237

 Cuero          106 North Esplanade                          $ 25,500
                Cuero, TX  77954

 Cypress (2)    26130 Hempstead Highway                      $ 33,222
                Cypress, TX 77429

 Downtown       777 Walker, Suite L140                       $  7,847
                Houston, TX 77002

 East Bernard   700 Church St.                               $ 61,921
                East Bernard, TX 77435

 Edna           102 North Wells                              $ 46,438
                Edna, TX  77962

 El Campo       1301 North Mechanic                          $ 80,750
                El Campo, TX  77437

 Fairfield      15050 Fairfield Village Square Dr.           $  6,180
                Cypress, TX  77429

 Goliad           145 North Jefferson                        $ 11,911
                  Goliad, TX  77963

 Hitchcock        8300 Highway 6                             $ 13,513
                  Hitchcock, TX  77563

 Liberty          520 Main St.                               $ 55,523
                  Liberty, TX 77575

 Magnolia         18935 FM 1488                              $ 30,763
                  Magnolia, TX 77355

 Mathis           103 North Highway 359                      $ 27,983
                  Mathis, TX  78368

 Medical Center   7505 South Main St., Suite 100             $ 18,548
                  Houston, TX  77030

 Needville        8914 North Main St.                        $ 14,815
                  Needville, TX  77461

 Palacios         600 Henderson                              $ 25,522
                  Palacios, TX  77465

 Post Oak         3040 Post Oak Blvd. Suite 150              $ 56,423
                  Houston, TX  77056

 River Oaks       4295 San Felipe                            $104,395
                  Houston, TX 77027

 Sweeny           206 North McKinney                         $ 12,678
                  Sweeny, TX  77480

 Tanglewood       5707 Woodway                               $  5,113
                  Houston, TX 77057

 Victoria         2702 North Navarro                         $ 31,011
                  Victoria, TX  77903

 West Columbia    510 East Brazos                            $ 47,398
                  West Columbia, TX 77486

 Waugh            55 Waugh Drive                             $ 18,635
                  Houston, TX 77019

 Wharton          143 West Burleson                          $ 71,933
                  Wharton, TX 77488

----------
(1) The Beeville Banking Center consists of the main office located at 100 South Washington and a drive-thru facility located approximately one-half mile from the main office.

(2) The Company currently leases the building in which its Cypress Banking Center is located, however, it is constructing a new facility located at 25820 Northwest Freeway, Cypress, TX 77429. The Company anticipates that the Cypress Banking Center will relocate to the new building during March or April 2002.

ITEM 3. LEGAL PROCEEDINGS

          Neither the Company nor the Bank is currently a party to any material legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of security holders during the fourth quarter of 2001.

PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

          The Company's Common Stock began trading on November 12, 1998 and is listed on the Nasdaq National Market System ("Nasdaq NMS") under the symbol "PRSP". Prior to that date, the Common Stock was privately held and not listed on any public exchange or actively traded. The Company had a total of 8,105,435 shares outstanding at December 31, 2001. As of December 31, 2001, there were 449 shareholders of record. The number of beneficial owners is unknown to the Company at this time.

          The following table presents the high and low sales prices for the Common Stock reported on the Nasdaq NMS during the two years ended December 31, 2001:

2001                                                    High               Low
----                                                    ----               ---

Fourth Quarter .........................              $27.740            $23.860
Third Quarter...........................               27.870             21.500
Second Quarter..........................               25.220             17.500
First Quarter...........................               22.625             18.750

2000                                                    High               Low
----                                                    ----               ---

Fourth Quarter..........................              $20.000            $17.125
Third Quarter...........................               18.875             16.125
Second Quarter..........................               16.875             13.938
First Quarter...........................               16.689             12.875

          Holders of Common Stock are entitled to receive dividends when, as and if declared by the Company's Board of Directors out of funds legally available therefor. While the Company has declared dividends on its Common Stock since 1994, and paid quarterly dividends aggregating $0.39 per share in 2001 and $0.36 per share in 2000, there is no assurance that the Company will continue to pay dividends in the future.

          The principal source of cash revenues to the Company is dividends paid by the Bank with respect to the Bank's capital stock. There are certain restrictions on the payment of such dividends imposed by federal and state banking laws, regulations and authorities. Under federal law, the Bank cannot pay a dividend if it will cause the Bank to be "undercapitalized." The Bank is also subject to risk-based capital rules that restrict its ability to pay dividends. The risk-based capital rules set a specific schedule for achieving minimum capital levels in relation to risk-weighted assets. Regulatory authorities can impose stricter limitations on the ability of the Bank to pay dividends if the they consider the payment to be an unsafe or unsound practice.

          The cash dividends paid per share by quarter for the Company's last two fiscal years were as follows:

                                                          2001              2000
                                                          ----              ----

Fourth quarter...............................            $0.10             $0.09

Third quarter................................             0.10              0.09

Second quarter...............................             0.10              0.09

First quarter................................             0.09              0.09

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

          The following selected consolidated financial data for, and as of the end of, each of the years in the five-year period ended December 31, 2001 are derived from and should be read in conjunction with the Company's consolidated financial statements and the notes thereto and the information contained in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The consolidated financial statements as of December 31, 2001 and 2000 and for each of the years in the three-year period ended December 31, 2001 and the report thereon of Deloitte & Touche LLP are included elsewhere in this document. The historical financial data of the Company has been restated to include the accounts and operations of Commercial Bancshares, Inc. for all periods prior to February 23, 2001.

                                                               As of and for the Years Ended December 31,
                                                    ------------------------------------------------------------------
                                                       2001            2000         1999          1998         1997
                                                    ----------      ----------   -----------   ----------   ----------
                                                               (Dollars in thousands, except per share data)
Income Statement Data:
Interest income.............................        $   76,520      $   70,079   $    56,458   $   46,026   $   39,197
Interest expense............................            35,785          35,564        26,189       21,923       18,434
                                                    ----------      ----------   -----------   ----------   ----------
   Net interest income......................            40,735          34,515        30,269       24,103       20,763
Provision for credit losses.................               700             275           420          264          720
                                                    ----------      ----------   -----------   ----------   ----------
   Net interest income after provision
     for credit losses......................            40,035          34,240        29,849       23,839       20,043
Noninterest income..........................             8,590           7,760         6,151        4,808        4,758
Noninterest expense.........................            30,295/1/       26,767        21,822       17,989       16,037
                                                    ----------      ----------   -----------   ----------   ----------
   Income before taxes......................            18,330/1/       15,233        14,178       10,658        8,764
Provision for income taxes..................             5,372/1/        4,532         4,747        3,577        2,811
                                                    ----------      ----------   -----------   ----------   ----------
Net income..................................        $   12,958/1/   $   10,701   $     9,431   $    7,081   $    5,953
                                                    ==========      ==========   ===========   ==========   ==========
Per Share Data(2):
Basic earnings per share....................        $     1.60/3/   $     1.33   $      1.18   $     1.02   $     0.90
Diluted earnings per share..................              1.57/3/         1.30          1.15         1.00         0.89
Book value per share........................             10.95            9.95          8.63         7.75         6.46
Cash dividends declared.....................              0.39            0.36          0.20         0.20         0.15
Dividend payout ratio.......................             24.39%          25.75%        19.10%       33.82%       35.24%
Weighted average shares outstanding (basic)
   (in thousands)...........................             8,086           8,032         7,986        6,916        6,578
Weighted average shares outstanding (diluted)
   (in thousands)...........................             8,249           8,227         8,204        7,115        6,670
Shares outstanding at end of period
   (in thousands)...........................             8,105           8,072         7,995        7,973        6,790

Balance Sheet Data (at period end):
Total assets................................        $1,262,325      $1,146,140   $ 1,027,631   $  800,158   $  653,462
Securities..................................           752,322         586,952       514,983      455,202      360,496
Loans.......................................           424,400         411,203       366,803      276,106      209,013
Allowance for credit losses.................             5,985           5,523         5,031        3,682        2,567
Total deposits..............................         1,123,397       1,033,546       878,589      714,365      593,086
Borrowings and notes payable................            18,080          13,931        53,119       17,508       10,823
Total shareholders' equity..................            88,725          80,333        69,025       61,781       43,868
Company-obligated mandatorily redeemable
   preferred securities of subsidiary
   trusts (4)...............................            27,000          12,000        12,000           --           --

Average Balance Sheet Data:
Total assets................................        $1,191,190      $1,045,882   $   875,781   $  700,410   $  596,625
Securities..................................           666,241         550,431       465,788      392,026      329,484
Loans.......................................           419,553         383,054       319,178      238,855      197,423
Allowance for credit losses.................             5,586           5,245         4,272        2,994        1,984
Total deposits..............................         1,061,195         920,526       767,879      628,557      540,488
Total shareholders' equity..................            85,319          72,952        64,911       47,574       45,098
Company-obligated mandatorily redeemable
   preferred securities of subsidiary
   trusts (4)...............................            18,875          12,000         1,500           --           --

                         (Table continued on next page)

                                                                  As of and for the Years Ended December 31,
                                                    ------------------------------------------------------------------
                                                       2001            2000         1999          1998         1997
                                                    ----------      ----------   -----------   ----------   ----------
                                                                (Dollars in thousands, except per share data)
Performance Ratios:
Return on average assets..................                1.09%/5/        1.02%         1.08%        1.01%        1.00%
Return on average equity..................               15.19/5/        14.67         14.53        14.88        13.20
Net interest margin (tax-equivalent) (6)..                3.86            3.69          3.77         3.75         3.87
Efficiency ratio(7).......................               60.14/5/        62.29         59.29        61.72        62.31

Asset Quality Ratios(8):
Nonperforming assets to total loans and
   other real estate......................                0.00%           0.32%         0.34%        0.14%        0.93%
Net loan charge-offs (recoveries)
   to average loans.......................                0.06           (0.04)        (0.11)       (0.08)        0.06
Allowance for credit losses to total
   loans..................................                1.41            1.34          1.37         1.33         1.23
Allowance for credit losses to
   nonperforming loans(9).................                 n/m/10/      700.89        657.65       941.69       132.39

Capital Ratios(8):
Leverage ratio............................                7.57%           6.17%         6.17%        6.59%        6.00%
Average shareholders' equity to average
   total assets...........................                7.16            6.98          7.41         6.79         7.56
Tier 1 risk-based capital ratio...........               18.34           13.80         13.89        15.06        14.15
Total risk-based capital ratio............               19.52           14.93         15.74        16.14        15.12

----------
(1) Certain income statement data for the year ended December 31, 2001 includes the merger-related expenses of $2.4 million. If these merger-related expenses were excluded, the income statement data would have been as follows:

     Noninterest expense...................................        $    27,870
                                                                   -----------
     Income before income taxes............................             20,755
     Provision for income taxes............................              6,221
                                                                   -----------
     Net income............................................        $    14,534

(2)  Adjusted for a four-for-one stock split effective September 10, 1998.

(3) Earnings per share amounts for the year ended December 31, 2001 include the merger-related expenses of $2.4 million. If these merger-related expenses were excluded, basic earnings per share would have been $1.80 and diluted earnings per share would have been $1.76.

(4) Consists of $12.0 million of trust preferred securities of Prosperity Capital Trust I due November 12, 2029 and $15.0 million of trust preferred securities of Prosperity Statutory Trust II due July 31, 2031.

(5) Selected performance ratios for the year ended December 31, 2001 include the merger-related expenses of $2.4 million. If these merger-related expenses were excluded, the performance ratios would have been as follows:

     Return on average assets...............................   1.22%
     Return on average equity...............................  17.04
     Efficiency ratio.......................................  55.06

(6) Calculated on a tax-equivalent basis using a 35% federal income tax rate for the year ended December 31, 2001 and a 34% federal income tax rate for the years ended December 31, 1997 through December 31, 2000.

(7) Calculated by dividing total noninterest expense, excluding securities losses and credit loss provisions, by net interest income plus noninterest income. The interest expense related to debentures issued by the Company in connection with the issuance by subsidiary trusts of trust preferred securities is treated as interest expense for this calculation. Additionally, taxes are not part of this calculation.

(8) At period end, except for net loan charge-offs to average loans and average shareholders' equity to average total assets, which is for periods ended at such dates.

(9) Nonperforming loans consist of nonaccrual loans, loans contractually past due 90 days or more and restructured loans.

(10) Amount not meaningful. Nonperforming assets totaled $1,000 at December 31, 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Management's Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company's balance sheets and statements of income. This section should be read in conjunction with the Company's consolidated financial statements and accompanying notes and other detailed information appearing elsewhere in this Annual Report on Form 10-K. The Commercial Merger was accounted for as a pooling of interests and therefore the historical financial data of the Company has been restated to include the accounts and operations of Commercial for all periods prior to the effective time of the merger.

              For the Years Ended December 31, 2001, 2000 and 1999

Overview

          Net income was $13.0 million, $10.7 million and $9.4 million for the years ended December 31, 2001, 2000 and 1999, respectively, and diluted earnings per share were $1.57, $1.30 and $1.15, respectively for these same periods. Earnings growth during both 2000 and 2001 resulted principally from an increase in loan volume and acquisitions, including the Compass and the South Texas Acquisitions. The Company posted returns on average assets of 1.09%, 1.02% and 1.08% and returns on average equity of 15.19%, 14.67% and 14.53% for the years ended December 31, 2001, 2000 and 1999, respectively. The Company posted returns on average assets excluding amortization of goodwill and related tax expense of 1.18%, 1.12% and 1.15% and returns on average equity excluding amortization of goodwill and related tax expense of 16.55%, 16.08% and 15.52% for the years ended December 31, 2001, 2000 and 1999, respectively. The Company's efficiency ratio was 60.14% in 2001, 62.29% in 2000 and 59.29% in 1999. The Company's
efficiency ratio excluding amortization of goodwill was 57.29% in 2001, 59.47% in 2000 and 57.20% in 1999.

          Total assets at December 31, 2001, 2000 and 1999 were $1.262 billion, $1.146 billion and $1.028 billion, respectively. Total deposits at December 31, 2001, 2000 and 1999 were $1.123 billion, $1.034 billion, and $878.6 million, respectively, with deposit growth in each period resulting from acquisitions and internal growth. Total loans were $424.4 million at December 31, 2001, an increase of $13.2 million or 3.2% from $411.2 million at the end of 2000. Total loans were $366.8 million at year-end 1999. At December 31, 2001, the Company had $1,000 in nonperforming loans and its allowance for credit losses was $6.0 million. Shareholders' equity was $88.7 million, $80.3 million and $69.0 million at December 31, 2001, 2000 and 1999, respectively.

          On February 23, 2001, the Company completed its merger with Commercial Bancshares, Inc. As a result of the Commercial Merger, the Company issued an aggregate of 2,768,610 shares of its Common Stock to the holders of Commercial common stock. In addition, in lieu of issuing shares of Company Common Stock, cash in the amount of $569,625 was paid to a dissenting shareholder in March 2001 and cash in the amount of $97,650 was paid to a dissenting shareholder in May 2001. The options to purchase shares of Commercial common stock which were outstanding at the effective time of the Commercial Merger were converted into options to purchase 13,330 shares of Company Common Stock. In connection with the Commercial Merger, the Company incurred approximately $2.4 million in pretax merger-related expenses and other charges (the "Special Charge"). The transaction was accounted for as a pooling of interests and therefore the historical financial data of the Company has been restated to include the accounts and operations of Commercial for all periods prior to the effective time of the Commercial Merger.

Results of Operations Excluding Merger-Related Expenses

          If the Company had not incurred the Special Charge of $2.4 million in connection with the Commercial Merger, net income for the year ended December 31, 2001 would have been $14.5 million ($1.76 per common share on a diluted basis) compared with $10.7 million ($1.30 per common share on a diluted basis) for the year ended December 31, 2000, an increase in net income of $3.8 million, or 35.8%. The Company would have posted a return on average common equity of 17.04%, a return on average assets of 1.22% and an efficiency ratio of 55.06% for the year ended December 31, 2001. The Company would have posted a return on average assets excluding amortization of goodwill and related tax expense of 1.32% and a return on average equity excluding amortization of goodwill and related tax expense of 18.39% for the year ended December 31, 2001. The Company's efficiency ratio excluding amortization of goodwill would have been 52.21% for the year ended December 31, 2001.

Results of Operations

Net Interest Income

          The Company's operating results depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, including securities and loans, and interest expense incurred on interest-bearing liabilities, including deposits and other borrowed funds. Interest rate fluctuations, as well as changes in the amount and type of earning assets and liabilities, combine to affect net interest income. The Company's net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a "volume change." It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a "rate change."

          2001 versus 2000. Net interest income for the year ended December 31, 2001 was $40.7 million compared with $34.5 million for the year ended December 31, 2000, an increase of $6.2 million or 18.0%. The improvement in net interest income for 2001 was principally due to an increase in total average interest-earning assets and a decrease in the rate paid on interest-bearing liabilities that exceeded the decrease in the yield on interest-earning assets by 22 basis points. Average interest-earning assets increased $144.9 million from $971.4 million at December 31 2000 to $1.116 billion at December 31, 2001. Total cost of interest-bearing liabilities decreased 58 basis points from 4.57% at December 31, 2000 to 3.99% at December 31, 2001. Total yield on interest-earning assets decreased 36 basis points from 7.21% at December 31, 2000 to 6.85% at December 31, 2001. The net interest margin on a tax-equivalent basis increased 17 basis points to 3.86% at December 31, 2001 from 3.69% at December 31, 2000.

          2000 versus 1999. Net interest income for the year ended December 31, 2000 was $34.5 million compared with $30.3 million for the year ended December 31, 1999, an increase of $4.2 million or 14.0%. The improvement in net interest income for 2000 was mainly due to an increase in total average interest-earning assets and an increase in the yield on earning-assets, partially offset by an increase in the cost of interest-bearing liabilities. Average interest-earning assets increased $156.2 million from $815.2 million at December 31, 1999 to $971.4 million at December 31, 2000. Total cost of interest-bearing liabilities increased 59 basis points from 3.98% at December 31, 1999 to 4.57% at December 31, 2000. Total yield on interest-earning assets increased 28 basis points from 6.93% at December 31, 1999 to 7.21% at December 31, 2000. At December 31, 2000,
the net interest margin on a tax-equivalent basis decreased eight basis points to 3.69% from 3.77% at December 31, 1999.

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

                                                                       Years Ended December 31,
                                               -------------------------------------------------------------------------
                                                                2001                                   2000
                                               -------------------------------------   ---------------------------------
                                                Average       Interest      Average      Average      Interest   Average
                                               Outstanding     Earned/      Yield/     Outstanding    Earned/     Yield/
                                                 Balance       Paid          Rate        Balance       Paid       Rate
                                               -----------   -----------   ---------   -----------    --------   -------
                                                                           (Dollars in thousands)
Assets
Interest-earning assets:
  Loans ....................................   $   419,553   $    34,731     8.28%      $  383,054    $ 33,599    8.77%
  Securities(1) ............................       666,241        40,353     6.06          550,431      33,978    6.17
  Federal funds sold and other temporary
   investments .............................        30,478         1,436     4.71           37,929       2,502    6.60
                                               -----------   -----------                ----------    --------
    Total interest-earning assets ..........     1,116,272        76,520     6.85%         971,414      70,079    7.21%
                                                             -----------                              --------
  Less allowance for credit losses .........        (5,586)                                 (5,245)
                                               -----------                              ----------

    Total interest-earning assets, net
     of allowance ..........................     1,110,686                                 966,169
   Noninterest-earning assets ..............        80,504                                  79,713
                                               -----------                              ----------
    Total assets ...........................   $ 1,191,190                              $1,045,882
                                               ===========                              ==========

Liabilities and shareholders' equity
Interest-bearing liabilities:
  Interest-bearing demand deposits .........   $   199,077   $     4,529     2.27%      $  185,486    $  6,346    3.42%
  Savings and money market accounts ........       252,576         7,978     3.16          220,266       8,628    3.92
  Certificates of deposit ..................       428,314        22,273     5.20          339,580      18,577    5.47
  Federal funds purchased and other
   borrowings ..............................        17,219         1,005     5.84           32,333       2,013    6.23
                                               -----------   -----------                ----------    --------
    Total interest-bearing
     liabilities ...........................       897,186        35,785     3.99%         777,665      35,564    4.57%
                                               -----------   -----------                ----------    --------
Noninterest-bearing liabilities:
  Noninterest-bearing demand deposits ......       181,228                                 175,194
  Company obligated mandatorily redeemable
    trust preferred securities of subsidiary
    trusts .................................        18,875                                  12,000
  Other liabilities ........................         8,582                                   8,071
                                               -----------                              ----------
    Total liabilities ......................     1,105,871                                 972,930
                                               -----------                              ----------
Shareholders' equity .......................        85,319                                  72,952
                                               -----------                              ----------
    Total liabilities and shareholders'
     equity ................................   $ 1,191,190                              $1,045,882
                                               ===========                              ==========
Net interest rate spread ..................                                  2.86%                                2.64%
Net interest income and margin(2) ..........                 $    40,735     3.65%                    $ 34,515    3.55%
                                                             ===========                              ========
Net interest income and margin
 (tax-equivalent basis)(3) .................                 $    43,057     3.86%                    $ 35,890    3.69%
                                                             ===========                              ========

                                                   Years Ended December 31,
                                               --------------------------------
                                                            1999
                                               --------------------------------
                                                 Average     Interest   Average
                                               Outstanding   Earned/     Yield/
                                                  Balance      Paid       Rate
                                               -----------   --------   -------
                                                    (Dollars in thousands)
Assets
Interest-earning assets:
  Loans ....................................    $319,178     $26,710     8.37%
  Securities(1) ............................     465,788      28,170     6.05
  Federal funds sold and other temporary
   investments .............................      30,214       1,578     5.22
                                                --------     -------
    Total interest-earning assets ..........     815,180      56,458     6.93%
                                                             -------
  Less allowance for credit losses .........      (4,272)
                                                --------
 Total interest-earning assets, net
     of allowance ..........................     810,908
   Noninterest-earning assets ..............      64,873
                                                --------
    Total assets ...........................    $875,781
                                                ========
Liabilities and shareholders' equity
Interest-bearing liabilities:
  Interest-bearing demand deposits .........    $170,338     $ 5,255     3.09%
  Savings and money market accounts ........     190,515       6,486     3.40
  Certificates of deposit ..................     260,682      12,346     4.74
  Federal funds purchased and other
   borrowings ..............................      36,107       2,102     5.82
                                                --------     -------
    Total interest-bearing
     liabilities ...........................     657,642      26,189     3.98%
                                                --------     -------
Noninterest-bearing liabilities:
  Noninterest-bearing demand deposits ......     146,344
  Company obligated mandatorily redeemable
    trust preferred securities of subsidiary
    trusts .................................       3,813
  Other liabilities ........................       3,071
                                                --------
    Total liabilities ......................     810,870
                                                --------
Shareholders' equity .......................      64,911
                                                --------
    Total liabilities and shareholders'
     equity ................................    $875,781
                                                ========
Net interest rate spread...................                              2.95%

Net interest income and margin(2) ..........                 $30,269     3.71%
                                                             =======
Net interest income and margin
 (tax-equivalent basis)(3) .................                 $30,763     3.77%
                                                             =======

----------
(1) Yield is based on amortized cost and does not include any component of unrealized gains or losses.

(2) The net interest margin is equal to net interest income divided by average interest-earning assets.

(3) In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35% for the year ended December 31, 2001 and 34% for the periods ended December 31, 2000 and December 31, 1999 and other applicable effective tax rates.

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

                                                                            Years Ended December 31,
                                                          --------------------------------------------------------
                                                                 2001 vs. 2000                 2000 vs. 1999
                                                          --------------------------   ---------------------------
                                                              Increase                    Increase
                                                             (Decrease)                  (Decrease)
                                                               Due to                      Due to
                                                          ----------------             -----------------
                                                          Volume    Rate      Total    Volume     Rate      Total
                                                          ------   -------   -------   -------   -------   -------
                                                                           (Dollars in thousands)
Interest-earning assets:
   Loans ..............................................   $3,201   $(2,069)  $ 1,132   $ 5,345   $ 1,544   $ 6,889
   Securities .........................................    7,149      (774)    6,375     5,119       689     5,808
   Federal funds sold and other temporary
       investments ....................................     (492)     (574)   (1,066)      403       521       924
                                                          ------   -------   -------   -------   -------   -------
       Total increase (decrease) in interest income....    9,858    (3,417)    6,441    10,867     2,754    13,621
                                                          ------   -------   -------   -------   -------   -------

Interest-bearing liabilities:
   Interest-bearing demand deposits ...................      465    (2,282)   (1,817)      467       624     1,091
   Savings and money market accounts ..................    1,266    (1,916)     (650)    1,013     1,129     2,142
   Certificates of deposit ............................    4,854    (1,158)    3,696     3,737     2,494     6,231
   Federal funds purchased and other borrowings .......     (941)      (67)   (1,008)     (220)      131       (89)
                                                          ------   -------   -------   -------   -------   -------
       Total increase (decrease) in interest expense...    5,644    (5,423)      221     4,997     4,378     9,375
                                                          ------   -------   -------   -------   -------   -------
Increase (decrease) in net interest income ............   $4,214   $ 2,006   $ 6,220   $ 5,870   $(1,624)  $ 4,246
                                                          ======   =======   =======   =======   =======   =======

Provision for Credit Losses

          The Company's provision for credit losses is established through charges to income in the form of the provision in order to bring the Company's allowance for credit losses to a level deemed appropriate by management based on the factors discussed under "Financial Condition - Allowance for Credit Losses". The allowance for credit losses at December 31, 2001 was $6.0 million, representing 1.41% of outstanding loans. The provision for credit losses for the year ended December 31, 2001 was $700,000 compared with $275,000 for the year ended December 31, 2000. The increase of $425,000 was primarily due to $238,000 in net loan charge-offs during 2001 compared with $171,000 in net loan recoveries during 2000. The provision for credit losses for the year ended December 31, 2000 was $275,000 compared with $420,000 in 1999. Net loan recoveries were $363,000 in 1999.

Noninterest Income

          The Company's primary sources of noninterest income are service charges on deposit accounts and other banking service related fees. Loan origination fees are recognized over the life of the related loan as an adjustment to yield using the interest method. In 2001, noninterest income totaled $8.6 million, an increase of $830,000 or 10.7% compared with $7.8 million in 2000. The increase was primarily due to an increase in insufficient funds charges. Noninterest income for 2000 was $7.8 million, a $1.6 million or 26.2% increase from $6.2 million in 1999, resulting largely from an increase in income due to the South Texas Acquisition and an increase in customer service fees. The following table presents for the periods indicated the major categories of noninterest income:

                                                      Years Ended December 31,
                                                  ------------------------------
                                                   2001        2000        1999
                                                  ------      ------      ------
                                                      (Dollars in thousands)

Service charges on deposit accounts ........      $7,530      $6,576      $4,925
Other noninterest income ...................       1,060       1,184       1,226
                                                  ------      ------      ------
   Total noninterest income ................      $8,590      $7,760      $6,151
                                                  ======      ======      ======

Noninterest Expense

          For the years ended December 31, 2001, 2000 and 1999, noninterest expense totaled $30.3 million, $26.8 million and $21.8 million, respectively. The Company's efficiency ratio improved in 2001 as it was reduced from 62.29% at December 31, 2000 to 60.14% at December 31, 2001. Excluding merger-related expenses of $2.4 million, the Company's efficiency ratio would have been 55.06% at December 31, 2001. This reduction reflects the Company's continued success in controlling operating expenses and the cost savings achieved following the integration of the Commercial Merger in the first quarter of 2001, the Compass Acquisition in the fourth quarter of 2000 and the South Texas Acquisition in the fourth quarter of 1999. The Company's efficiency ratio was 59.29% at December 31, 1999.

          The following table presents for the periods indicated the major categories of noninterest expense:

                                                          Years Ended December 31,
                                                        ---------------------------
                                                         2001      2000      1999
                                                        -------   -------   -------
                                                           (Dollars in thousands)
Salaries and employee benefits ......................   $12,955   $12,931   $11,149
Non-staff expenses:
        Net occupancy expense .......................     1,971     1,761     1,350
        Depreciation expense ........................     1,570     1,553     1,241
        Data processing .............................     2,126     1,956     1,651
        Regulatory assessments and FDIC insurance ...       249       284       189
        Ad valorem and franchise taxes ..............       434       473       368
        Goodwill amortization .......................     1,363     1,160       751
        Minority expense-trust preferred securities..     1,580     1,151       561
        Merger-related expenses .....................     2,425        --        --
        Other .......................................     5,622     5,498     4,562
                                                        -------   -------   -------
                Total noninterest expense ...........   $30,295   $26,767   $21,822
                                                        =======   =======   =======

          For the year ended December 31, 2001, noninterest expense totaled $30.3 million, an increase of $3.5 million or 13.2% over $26.8 million for the same period in 2000. The increase in noninterest expense included $2.4 million in merger related expenses. Excluding merger related expenses, noninterest expense increased $1.1 million or 4.1%. Minority expense-trust preferred securities increased $429,000 from $1.2 million at December 31, 2000 to $1.6 million at December 31, 2001. Other operating expenses of $5.6 million represented an increase of $124,000 or 2.3% compared with $5.5 million in 2000. These increases were principally due to the Compass Acquisition. Total noninterest expenses in 2000 were $26.8 million, a 22.7% increase over the 1999 level of $21.8 million primarily due to the South Texas and Compass Acquisitions. Salaries and employee benefits in 2000 increased by 16.0% from $11.1 million to $12.9 million. The increase was principally due to additional staff associated with the Compass and South Texas Acquisitions.

Income Taxes

          The amount of federal income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of nondeductible interest expense and the amount of other nondeductible expenses. For the year ended December 31, 2001, income tax expense was $5.4 million compared with $4.5 million for the year ended December 31, 2000 and $4.7 million for the year ended December 31, 1999. The effective tax rate in the years ended December 31, 2001, 2000 and 1999 was 29.3%, 29.8% and 33.5%, respectively.

Goodwill Amortization

          In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations, (SFAS No. 141) and SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations. SFAS No. 141 specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121 and subsequently, SFAS No. 144 after its adoption.

          The Company adopted the provisions of SFAS No. 141 as of July 1, 2001, and SFAS No. 142 was effective January 1, 2002. Goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001, but before SFAS No. 142 is adopted in full, are not amortized.

          As of the date of adoption of SFAS No. 142, the Company expects to have unamortized goodwill in the amount of $22.6 million and no unamortized identifiable intangible assets, all of which will be subject to the transition provisions of SFAS No. 142. Amortization expense related to goodwill was $1.4 million and $1.2 million for years ended December 31, 2001 and 2000, respectively. Because of the extensive effort needed to comply with adopting SFAS No. 142, it is not practicable to reasonably estimate the impact of adopting the Statement on the Company's financial statements at the date of this report, including whether the Company will be required to recognize any transitional impairment losses as the cumulative effect of a change in accounting principle.

Impact of Inflation

          The effects of inflation on the local economy and on the Company's operating results have been relatively modest for the past several years. Since substantially all of the Company's assets and liabilities are monetary in nature, such as cash, securities, loans and deposits, their values are less sensitive to the effects of inflation than to changing interest rates, which do not necessarily change in accordance with inflation rates. The Company tries to control the impact of interest rate fluctuations by managing the relationship between its interest rate sensitive assets and liabilities. See "Financial Condition - Interest Rate Sensitivity and Market Risk."

Financial Condition

Loan Portfolio

          At December 31, 2001, total loans were $424.4 million, an increase of $13.2 million or 3.2% from $411.2 million at December 31, 2000. At December 31, 2001, total loans were 37.8% of deposits and 33.6% of total assets. At December 31, 2000, total loans were 39.8% of deposits and 35.9% of total assets.

          Loans increased 12.1% during 2000 from $366.8 million at December 31, 1999 to $411.2 million at December 31, 2000. The loan growth during 2000 was due to strong loan demand and the South Texas Acquisition.

          The following table summarizes the Company's loan portfolio by type of loan as of the dates indicated:

                                                         December 31,
                                 ------------------------------------------------------------
                                        2001                 2000                 1999
                                 ------------------   ------------------   ------------------
                                  Amount    Percent    Amount    Percent    Amount    Percent
                                 --------   -------   --------   -------   --------   -------
                                                    (Dollars in thousands)
Commercial and industrial ....   $ 46,986     11.1%   $ 46,529     11.3%   $ 42,003     11.5%
Real estate:
 Construction and land
   development ...............     20,963      4.9      20,128      4.9      21,333      5.8
 1-4 family residential ......    175,253     41.3     175,525     42.7     165,238     45.1
 Home equity .................     20,541      4.8      16,762      4.1      11,343      3.1
 Commercial mortgages ........     78,446     18.5      75,896     18.5      64,738     17.7
 Farmland ....................     10,686      2.5      12,218      3.0       8,552      2.3
 Multifamily residential .....      9,694      2.3       2,961      0.7       3,071      0.8
Agriculture ..................     15,757      3.7      13,251      3.2      13,592      3.7
Other ........................        953      0.2       2,563      0.6       2,671      0.7
Consumer .....................     45,121     10.7      45,370     11.0      34,262      9.3
                                 --------    -----    --------    -----    --------    -----
       Total loans ...........   $424,400    100.0%   $411,203    100.0%   $366,803    100.0%
                                 ========    =====    ========    =====    ========    =====

                                              December 31,
                                 ---------------------------------------
                                         1998               1997
                                 ------------------   ------------------
                                  Amount    Percent    Amount    Percent
                                 --------   -------   --------   -------
                                         (Dollars in thousands)
Commercial and industrial ....   $ 33,242     12.0%   $ 28,221    13.4%
Real estate:
 Construction and land
   development ...............     12,477      4.5      15,113     7.2
 1-4 family residential ......    123,581     44.8      80,717    38.6
 Home equity .................      8,077      2.9          NA      NA
 Commercial mortgages ........     41,436     15.0      36,515    17.5
 Farmland ....................      6,455      2.3       6,206     3.0
 Multifamily residential .....      2,074      0.8       1,834     0.9
Agriculture ..................     15,138      5.5       7,262     3.5
Other ........................      2,511      0.9         350     0.2
Consumer .....................     31,115     11.3      32,795    15.7
                                 --------    -----    --------    -----
       Total loans ...........   $276,106    100.0%   $209,013    100.0%
                                 ========    =====    ========    =====

          The lending focus of the Company is on 1-4 family residential loans and small and medium-sized business loans. The Company offers a variety of commercial lending products including term loans and lines of credit. The Company also offers a broad range of short to medium-term commercial loans, primarily collateralized, to businesses for working capital (including inventory and receivables), business expansion (including acquisitions of real estate and improvements) and the purchase of equipment and machinery. Historically, the Company has originated loans for its own account and has not securitized its loans. The purpose of a particular loan generally determines its structure. All loans in the 1-4 family residential category were originated by the Company.

          Loans from $750,000 to $2.0 million are evaluated and acted upon by an officers' loan committee, which meets weekly. Loans above that amount must be approved by the Directors Loan Committee, which meets monthly.

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

          Additionally, a significant portion of the Company's lending activity has consisted of the origination of 1-4 family residential mortgage loans collateralized by owner-occupied properties located in the Company's market areas. The Company offers a variety of mortgage loan products which generally are amortized over five to 25 years. Loans collateralized by 1-4 family residential real estate generally have been originated in amounts of no more than 90% of appraised value or have mortgage insurance. The Company requires mortgage title insurance and hazard insurance. The Company has elected to keep all 1-4 family residential loans for its own account rather than selling such loans into the secondary market. By doing so, the Company is able to realize a higher yield on these loans; however, the Company also incurs interest rate risk as well as the risks associated with nonpayments on such loans.

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

          The contractual maturity ranges of the commercial and industrial and construction and land development portfolios and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of December 31, 2001 are summarized in the following table:

                                                            December 31, 2001
                                                --------------------------------------------
                                                           After One
                                                One Year    Through     After Five
                                                or Less    Five Years      Years      Total
                                                --------   ----------   ----------   -------
                                                            (Dollars in thousands)
Commercial and industrial ...................   $18,601     $23,059       $5,326     $46,986
Construction and land development ...........    19,658         397          908      20,963
                                                -------     -------       ------     -------
              Total .........................   $38,259     $23,456       $6,234     $67,949
                                                =======     =======       ======     =======
Loans with a predetermined interest rate ....   $ 8,089     $12,749       $2,408     $23,246
Loans with a floating interest rate .........    30,170      10,707        3,826      44,703
                                                -------     -------       ------     -------
              Total .........................   $38,259     $23,456       $6,234     $67,949
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

          The Company's conservative lending approach has resulted in strong asset quality. The Company had $1,000 in nonperforming assets as of December 31, 2001 compared with $1.3 million at December 31, 2000 and 1999.

          The following table presents information regarding nonperforming assets at the dates indicated:

                                                                    December 31,
                                                    --------------------------------------------
                                                     2001     2000      1999     1998     1997
                                                    ------   -------   ------   ------   -------
                                                                 (Dollars in thousands)
Nonaccrual loans.................................   $    1   $    10   $  756   $  108   $ 1,681
Restructured loans...............................       --        --        5      150        --
Accruing loans 90 or more days past due..........       --       778        4      133       258
Other real estate................................       --       545      500       --        --
                                                    ------   -------   ------   ------   -------
       Total nonperforming assets................   $    1   $ 1,333   $1,265   $  391   $ 1,939
                                                    ======   =======   ======   ======   =======
Nonperforming assets to total loans
   and other real estate.........................     0.00%     0.32%    0.34%    0.14%     0.93%

Allowance for Credit Losses

          The following table presents for the periods indicated an analysis of the allowance for credit losses and other related data:

                                                                   Years Ended December 31,
                                                  -----------------------------------------------------------
                                                    2001          2000        1999        1998        1997
                                                  ---------     ---------   ---------   ---------   ---------
                                                                     (Dollars in thousands)
Average loans outstanding .....................   $ 419,553     $ 383,054   $ 319,178   $ 238,855   $ 197,423
                                                  =========     =========   =========   =========   =========
Gross loans outstanding at end of period ......   $ 424,400     $ 411,203   $ 366,803   $ 276,106   $ 209,013
                                                  =========     =========   =========   =========   =========
Allowance for credit losses at
 beginning of period ..........................   $   5,523     $   5,031   $   3,682   $   2,567   $   1,968
Balance acquired with the Compass, South Texas
 and Union Acquisitions, respectively .........          --            46         566         661          --
Provision for credit losses ...................         700           275         420         264         720
Charge-offs:
   Commercial and industrial ..................        (180)         (116)        (30)        (67)       (106)
   Real estate and agriculture ................        (175)          (38)        (43)        (14)        (47)
   Consumer ...................................         (74)          (63)        (64)        (83)       (111)
Recoveries:
   Commercial and industrial ..................          15            43         236         276          73
   Real estate and agriculture ................         121           263         218          52          44
   Consumer ...................................          55            82          46          26          26
                                                  ---------     ---------   ---------   ---------   ---------
Net (charge-offs) recoveries ..................        (238)          171         363         190        (121)
                                                  ---------     ---------   ---------   ---------   ---------
Allowance for credit losses at end of period ..   $   5,985     $   5,523   $   5,031   $   3,682   $   2,567
                                                  =========     =========   =========   =========   =========
Ratio of allowance to end of period
 loans.........................................        1.41%         1.34%       1.37%       1.33%       1.23%
Ratio of net (recoveries) charge-offs to
 average loans.................................        0.06         (0.04)      (0.11)      (0.08)       0.06
Ratio of allowance to end of period
 nonperforming loans...........................         n/m/1/     700.89      657.65      941.69      132.39

(1) Amount not meaningful. Nonperforming loans totaled $1,000 at December 31, 2001.

          The allowance for credit losses is a reserve established through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses which it believes is adequate for estimated losses in the Company's loan portfolio. Based on an evaluation of the loan portfolio, management presents a monthly review of the allowance for credit losses to the Bank's Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. In making its evaluation, management considers factors such as historical loan loss experience, industry diversification of the Company's commercial loan portfolio, the amount of nonperforming assets and related collateral, the volume, growth and composition of the Company's loan portfolio, current economic changes that may affect the borrower's ability to pay and the value of collateral, the evaluation of the Company's loan portfolio through its internal loan review process and other relevant factors. Charge-offs occur when loans are deemed to be uncollectable.

          The Company considers risk elements attributable to particular loan types or categories in assessing the quality of individual loans. Some of the risk elements include:

     . for 1-4 family residential mortgage loans, the borrower's ability to repay the loan, including a consideration of the debt to income ratio and employment and income stability, the loan to value ratio, and the age, condition and marketability of collateral;

     . for commercial mortgage loans and multifamily residential loans, the debt service coverage ratio (income from the property in excess of operating expenses compared to loan payment requirements), operating results of the owner in the case of owner-occupied properties, the loan to value ratio, the age and condition of the collateral and the volatility of income, property value and future operating results typical of properties of that type;

     . for agricultural real estate loans, the experience and financial capability of the borrower, projected debt service coverage of the operations of the borrower and loan to value ratio;

     . for construction and land development loans, the perceived feasibility of the project including the ability to sell developed lots or improvements constructed for resale or ability to lease property constructed for lease, the quality and nature of contracts for presale or preleasing, if any, experience and ability of the developer and loan to value ratio;

     . for commercial and industrial loans, the operating results of the commercial, industrial or professional enterprise, the borrower's business, professional and financial ability and expertise, the specific risks and volatility of income and operating results typical for businesses in that category and the value, nature and marketability of collateral; and

     . for non-real estate agricultural loans, the operating results, experience and financial capability of the borrower, historical and expected market conditions and the value, nature and marketability of collateral.

In addition, for each category, the Company considers secondary sources of income and the financial strength and credit history of the borrower and any guarantors.

          The Company follows a loan review program to evaluate the credit risk in the loan portfolio. Through the loan review process, the Company maintains an internally classified loan list which, along with the delinquency list of loans, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for credit losses. Loans classified as "substandard" are those loans with clear and defined weaknesses such as a highly-leveraged position, unfavorable financial ratios, uncertain repayment sources or poor financial condition, which may jeopardize recoverability of the debt. Loans classified as "doubtful" are those loans which have characteristics similar to substandard accounts but with an increased risk that a loss may occur, or at least a portion of the loan may require a charge-off if liquidated at present. Loans classified as "loss" are those loans which are in the process of being charged off. For each classified loan, the Company generally allocates a specific loan loss reserve equal to a predetermined percentage of the loan amount, depending on the classification.

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

          For the year ended December 31, 2001, net charge-offs totaled $238,000 or 0.06% of average loans outstanding for the period, compared with net recoveries of $171,000 or (0.04)% of average loans during 2000. The Company's net recoveries totaled $363,000 or (0.11)% of average loans outstanding in 1999. During 2001, the Company recorded a provision for credit losses of $700,000 compared with $275,000 for 2000. At December 31, 2001, the allowance for credit losses totaled $6.0 million, or 1.41% of total loans. The Company made a provision for credit losses of $275,000 during 2000 compared with a provision of $420,000 for 1999. At December 31, 2000, the allowance aggregated $5.5 million, or 1.34% of total loans. At December 31, 1999, the allowance was $5.0 million, or 1.37% of total loans.

          The following tables describe the allocation of the allowance for credit losses among various categories of loans and certain other information for the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of loans.

                                                                         December 31,
                                                        -------------------------------------------
                                                               2001                     2000
                                                        --------------------   --------------------
                                                                 Percent of             Percent of
                                                                  Loans to               Loans to
                                                        Amount   Total Loans   Amount   Total Loans
                                                        ------   -----------   ------   -----------
                                                                   (Dollars in thousands)
Balance of allowance for credit losses applicable to:
       Commercial and industrial ....................   $  357      11.1%      $  625       11.3%
       Real estate ..................................      553      74.4          116       73.9
       Agriculture ..................................       11       3.7           17        3.2
       Consumer and other ...........................       10      10.8           28       11.6
       Unallocated ..................................    5,054        --        4,737         --
                                                        ------     -----       ------      -----
               Total allowance for credit losses ....   $5,985     100.0%      $5,523      100.0%
                                                        ======     =====       ======      =====

                                                                                  December 31,
                                                        ------------------------------------------------------------------
                                                                1999                   1998                   1997
                                                        --------------------   --------------------   --------------------
                                                                  Percent of            Percent of             Percent of
                                                                   Loans to              Loans to               Loans to
                                                        Amount   Total Loans   Amount   Total Loans   Amount   Total Loans
                                                        ------   -----------   ------   -----------   ------   -----------
                                                                              (Dollars in thousands)
Balance of allowance for credit losses applicable to:
      Commercial and industrial .....................   $  620       11.5%     $  520       12.0%     $  558      13.5%
      Real estate ...................................       74       74.8          79       70.3          82      67.1
      Agriculture ...................................       22        3.7          40        5.5          --       3.5
      Consumer and other ............................       25       10.0          14       12.2          65      15.9
      Unallocated ...................................    4,290         --       3,029         --       1,862        --
                                                        ------      -----      ------      -----      ------     -----
           Total allowance for credit
              losses ................................   $5,031      100.0%     $3,682      100.0%     $2,567     100.0%
                                                        ======      =====      ======      =====      ======     =====

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

          The Company believes that the allowance for credit losses at December 31, 2001 is adequate to cover losses inherent in the portfolio as of such date. There can be no assurance, however, that the Company will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at December 31, 2001.

Securities

          The Company uses its securities portfolio both as a source of income and as a source of liquidity. At December 31, 2001, investment securities totaled $752.3 million, an increase of $165.4 million or 28.2% from $587.0 million at December 31, 2000, primarily due to the Company investing excess deposits. At December 31, 2001, securities represented 59.6% of total assets compared with 51.2% of total assets at December 31, 2000.

          Securities increased $72.0 million or 14.0% from $515.0 million at December 31, 1999 to $587.0 million at December 31, 2000, primarily due to the investment of excess deposits from the Compass Acquisition.

          The following table summarizes the amortized cost of securities as of the dates shown (available-for-sale securities are not adjusted for unrealized gains or losses):

                                                              December 31,
                                           ----------------------------------------------------
                                             2001       2000       1999       1998       1997
                                           --------   --------   --------   --------   --------
                                                        (Dollars in thousands)
U.S. Treasury securities and obligations
    of U.S. government agencies ........   $143,397   $334,562   $316,859   $305,592   $255,736
70% non-taxable preferred stock ........     24,058     19,085      4,049         --         --
States and political subdivisions ......     51,503     46,819     40,369     30,250     13,133
Corporate debt securities ..............     22,712     24,879     28,038     27,610     14,414
Equity securities ......................         --          2          2         --         --
Collateralized mortgage obligations ....     17,378     18,307     12,267     12,914      8,749
Mortgage-backed securities .............    492,940    142,354    117,436     78,283     68,477
Other ..................................         --         25         25         25         25
                                           --------   --------   --------   --------   --------
    Total ..............................   $751,988   $586,033   $519,045   $454,674   $360,534
                                           ========   ========   ========   ========   ========

          The following table summarizes the contractual maturity of securities and their weighted average yields:

                                                               December 31, 2001
                                           ----------------------------------------------------------
                                                                  After One Year    After Five Years
                                                                       but                 but
                                                Within One          Within Five        Within Ten
                                                  Year                Years               Years
                                           -------------------   ----------------   -----------------
                                             Amount     Yield     Amount    Yield    Amount    Yield
                                           --------   --------   --------   -----   --------   -----
                                                              (Dollars in thousands)
U.S. Treasury securities and obligations
    of U.S. government agencies ........   $ 21,502     6.16%    $ 76,002   5.94%   $ 44,077    6.19%
70% non-taxable preferred stock ........         --       --           --     --          --      --
States and political subdivisions ......      2,945     6.65       16,774   6.51       6,064    7.06
Corporate debt securities ..............      1,001     6.27       18,561   5.96       3,150    6.19
Collateralized mortgage obligations ....         --       --           --     --       3,557    2.99
Mortgage-backed securities .............      1,423     5.72       13,250   5.81      36,605    5.29
Qualified Zone Academy Bond (QZAB) .....         --       --           --     --       8,000    2.00
                                           --------              --------           --------
Total ..................................   $ 26,871     6.19%    $124,587   5.99%   $101,453    5.32%
                                           ========     ====     ========   ====    ========    ====

                                                      December 31, 2001
                                           -----------------------------------
                                               After Ten
                                                 Years              Total
                                           ----------------   ----------------
                                            Amount    Yield     Total    Yield
                                           --------   -----   --------   -----
                                                   (Dollars in thousands)
U.S. Treasury securities and obligations
 of U.S. government agencies ...........   $     --      --%  $141,581   6.05%
70% non-taxable preferred stock ........     24,165    6.96     24,165   6.96
States and political subdivisions ......     18,171    7.34     43.954   6.94
Corporate debt securities ..............         --      --     22,712   6.01
Collateralized mortgage obligations ....     14,142    3.27     17,699   3.21
Mortgage-backed securities .............    442,933    5.52    494,211   5.51
Qualified Zone Academy Bond (QZAB) .....         --      --      8,000   2.00
                                           --------           --------
Total ..................................   $499,411    5.59%  $752,322   5.67%
                                           ========    ====   ========   ====

          Contractual maturity of mortgage-backed securities and collaterazed mortgage obligations is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. The tax-exempt states and political subdivisions are calculated on a tax equivalent basis. The QZAB bond is not calculated on a tax-equivalent basis and it generates a tax credit of 7.18%, which is included in gross income.

          The following table summarizes the carrying value by classification of securities as of the dates shown:

                                               December 31,
                            ----------------------------------------------------
                              2001        2000      1999       1998      1997
                            --------   --------   --------   --------   --------
                                          (Dollars in thousands)
Available-for-sale ......   $482,233   $334,773   $224,790   $113,828   $ 38,612
Held-to-maturity ........    270,089    252,179    290,193    341,374    321,884
                            --------   --------   --------   --------   --------
     Total ..............   $752,322   $586,952   $514,983   $455,202   $360,496
                            ========   ========   ========   ========   ========

          The following tables present the amortized cost and fair value of securities classified as available-for-sale at December 31, 2001, 2000 and 1999:

                                                           December 31, 2001
                                           -----------------------------------------------
                                                         Gross       Gross
                                           Amortized   Unrealized   Unrealized    Fair
                                             Cost        Gains       Losses       Value
                                           ---------   ----------   ----------   --------
                                                       (Dollars in thousands)
U.S. Treasury securities and obligations
  of U.S. government agencies ..........   $  2,248     $  201        $   --     $  2,449
70% non-taxable preferred stock ........     24,058        107            --       24,165
States and political subdivisions ......     28,165        483            73       28,575
Corporate debt securities ..............         --         --            --           --
Equity securities ......................         --         --            --           --
Collateralized mortgage obligations ....     17,356        314            22       17,648
Mortgage-backed securities .............    410,072      1,646         2,322      409,396
                                           --------     ------        ------     --------
    Total ..............................   $481,899     $2,751        $2,417     $482,233
                                           ========     ======        ======     ========

                                                            December 31, 2000
                                           ----------------------------------------------
                                                         Gross         Gross
                                           Amortized   Unrealized   Unrealized     Fair
                                             Cost        Gains        Losses       Value
                                           ---------   ----------   ----------   --------
                                                        (Dollars in thousands)
U.S. Treasury securities and obligations
  of U.S. government agencies ..........    $186,832    $  905        $  742     $186,995
70% non-taxable preferred stock ........      19,085       145            --       19,230
States and political subdivisions ......      20,240       216             2       20,454
Corporate debt securities ..............       1,021        --             5        1,016
Equity securities ......................           2         5            --            7
Collateralized mortgage obligations ....      17,979       292            54       18,217
Mortgage-backed securities .............      88,695       652           493       88,854
                                            --------    ------        ------     --------
    Total ..............................    $333,854    $2,215        $1,296     $334,773
                                            ========    ======        ======     ========

                                                           December 31, 1999
                                           -----------------------------------------------
                                                         Gross        Gross
                                           Amortized   Unrealized   Unrealized      Fair
                                              Cost       Gains        Losses       Value
                                           ---------   ----------   ----------   ---------
                                                           (Dollars in thousands)
U.S. Treasury securities and obligations
  of U.S. government agencies.........      $151,399     $  61        $ 3,165     $148,295
70% non-taxable preferred stock.......         4,049        --             49        4,000
States and political subdivisions.....        12,235        64              2       12,297
Corporate debt securities.............            --        --             --           --
Equity securities.....................             2         6             --            8
Collateralized mortgage obligations...        11,729       261             63       11,927
Mortgage-backed securities............        49,438        47          1,222       48,263
                                            --------     -----        -------     --------
    Total............................       $228,852     $ 439        $ 4,501     $224,790
                                            ========     =====        =======     ========

          The following tables present the amortized cost and fair value of securities classified as held-to-maturity at December 31, 2001, 2000 and 1999:

                                                           December 31, 2001
                                            -----------------------------------------------
                                                          Gross        Gross
                                            Amortized   Unrealized   Unrealized     Fair
                                               Cost       Gains        Losses       Value
                                            ---------   ----------   ----------   ---------
                                                         (Dollars in thousands)
U.S. Treasury securities and obligations
  of U.S. government agencies ............   $141,149     $3,180        $204       $144,125
Corporate debt securities ................     22,712        609         167         23,154
States and political subdivisions ........     23,338        605          12         23,931
Collateralized mortgage obligations ......         22         --          --             22
Mortgage-backed securities ...............     82,868        535         408         82,995
Other ....................................         --         --          --             --
                                             --------     ------        ----       --------
    Total ................................   $270,089     $4,929        $791       $274,227
                                             ========     ======        ====       ========

                                                          December 31, 2000
                                            -----------------------------------------------
                                                         Gross         Gross
                                            Amortized   Unrealized   Unrealized      Fair
                                               Cost       Gains        Losses       Value
                                            ---------   ----------   ----------    --------
                                                         (Dollars in thousands)
U.S. Treasury securities and obligation
  of U.S. government agencies ............   $147,730      $460         $1,309     $146,881
Corporate debt securities ................     23,858        67            760       23,165
States and political subdivisions ........     26,579       137            205       26,511
Collateralized mortgage obligations ......        328        --              2          326
Mortgage-backed securities ...............     53,659       148            542       53,265
Other ....................................         25        --             --           25
                                             --------      ----         ------     --------
    Total ................................   $252,179      $812         $2,818     $250,173
                                             ========      ====         ======     ========

                                                              December 31, 1999
                                                 ------------------------------------------------
                                                                Gross          Gross
                                                 Amortized    Unrealized   Unrealized      Fair
                                                    Cost        Gains        Losses       Value
                                                 ---------    ----------   ----------   ---------
                                                              (Dollars in thousands)
U.S. Treasury securities and obligations
  of U.S. government agencies ...............    $165,460       $ 29        $ 6,689      $158,800
Corporate debt securities ...................      28,038          1          1,162        26,877
States and political subdivisions ...........      28,134         52            872        27,314
Collateralized mortgage obligations .........         538         --              2           536
Mortgage-backed securities ..................      67,998         64          2,035        66,027
Other .......................................          25         --             --            25
                                                 --------       ----        -------      --------
Total .......................................    $290,193       $146        $10,760      $279,579
                                                 ========       ====        =======      ========

          Mortgage-backed securities are securities that have been developed by pooling a number of real estate mortgages and which are principall y issued by federal agencies such as the Government National Mortgage Association (GNMA), Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC). These securities are deemed to have high credit ratings, and minimum regular monthly cash flows of principal and interest are guaranteed by the issuing agencies.

          However, unlike U.S. Treasury and U.S. government agency securities, which have a lump sum payment at maturity, mortgage-backed securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. Mortgage-backed securities which are purchased at a premium will generally suffer decreasing net yields as interest rates drop because home owners tend to refinance their mortgages. Thus, the premium paid must be amortized over a shorter period. Therefore, these securities purchased at a discount will obtain higher net yields in a decreasing interest rate environment. As interest rates rise, the opposite will generally be true. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and consequently, the average life of this security will not be unduly shortened. If interest rates begin to fall, prepayments will increase. At December 31, 2001, 90.0% of the mortgage-backed securities held by the Company had contractual final maturities of more than ten years with a weighted average life of 4.64 years.

          Collateralized mortgage obligations (CMOs) are bonds that are backed by pools of mortgages. The pools can be GNMA, FNMA or FHLMC pools or they can be private-label pools. The CMOs are designed so that the mortgage collateral will generate a cash flow sufficient to provide for the timely repayment of the bonds. The mortgage collateral pool can be structured to accommodate various desired bond repayment schedules, provided that the collateral cash flow is adequate to meet scheduled bond payments. This is accomplished by dividing the bonds into classes to which payments on the underlying mortgage pools are allocated in different order. The bond's cash flow, for example can be dedicated to one class of bondholders at a time, thereby increasing call protection to bondholders. In private-label CMOs, losses on underlying mortgages are directed to the most junior of all classes and then to the classes above in order of increasing seniority, which means that the senior classes have enough credit protection to be given the highest credit rating by the rating agencies.

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

          Total deposits at December 31, 2001 were $1.123 billion, an increase of $89.9 million or 8.7% from $1.034 billion at December 31, 2000. The increase is primarily attributable to internal growth. Noninterest-bearing deposits of $188.8 million at December 31, 2001 increased $873,000 or 0.5% from $188.0 million at December 31, 2000. Noninterest-bearing deposits at

December 31, 2000 were $188.0 million compared with $173.8 million at December 31, 1999. Interest-bearing deposits at December 31, 2001 were $934.6 million, up $89.0 million or 10.5% from $845.6 million at December 31, 2000. Interest-bearing deposits at December 31, 2000 of $845.6 million represented a $140.8 million or 20.0% increase from $704.8 million at December 31, 1999. Total deposits at December 31, 1999 were $878.6 million.

          The daily average balances and weighted average rates paid on deposits for each of the years ended December 31, 2001, 2000 and 1999 are presented below:

                                                                 Years Ended December 31,
                                         ------------------------------------------------------------------

                                                    2001                  2000                 1999
                                         --------------------    ------------------    --------------------

                                           Amount       Rate      Amount       Rate        Amount      Rate
                                         ----------    ------    --------    -------    ----------   -------
                                                              (Dollars in thousands)

Interest-bearing checking ............   $  199,077      2.27%   $185,486      3.42%     $170,338     3.09%
Regular savings ......................       41,472      2.36      39,085      2.76        34,408     2.73
Money market savings .................      211,104      3.31     181,181      4.17       156,107     3.55
Time deposits ........................      428,314      5.20     339,580      5.47       260,682     4.74
                                         ----------              --------                --------
       Total interest-bearing deposits      879,967      3.95     745,332      4.50       621,535     3.88
Noninterest-bearing deposits .........      181,228        --     175,194        --       146,344       --
                                         ----------              --------                --------
       Total deposits ................   $1,061,195      3.28%   $920,526      3.64%     $767,879     3.14%
                                         ==========      ====    ========      ====      ========     ====

          The following table sets forth the amount of the Company's certificates of deposit that are $100,000 or greater by time remaining until maturity:

                                                             December 31, 2001
                                                             -----------------
                                                          (Dollars in thousands)

Three months or less....................                         $101,319
Over three through six months...........                           38,006
Over six through 12 months..............                           37,140
Over 12 months..........................                           17,229
                                                                 --------
 Total..................................                         $193,694
                                                                 ========

Other Borrowings

          Deposits are the primary source of funds for the Company's lending and investment activities. Occasionally, the Company obtains additional funds from the Federal Home Loan Bank ("FHLB") and correspondent banks. At December 31, 2001, the Company had $18.1 million in FHLB borrowings of which $13.3 million consisted of FHLB notes payable. The highest outstanding balance of FHLB advances during 2001 was $30.2 million. At December 31, 2000, the Company had $13.9 million in FHLB notes payable compared with $53.3 million at December 31, 1999. At December 31, 2001, the Company had no federal funds purchased. The Company had no federal funds purchased at December 31, 2000 compared with $10.0 million in federal funds purchased at December 31, 1999.

          At December 31, 2001, 2000, and 1999, the Company had no outstanding borrowings under a revolving line of credit extended by a commercial bank.

          In November 1999, the Company formed a wholly-owned statutory business trust, Prosperity Capital Trust I ("Trust I"), which issued $12.0 million in trust preferred securities, and in July 2001, the Company formed a second wholly-owned statutory business trust, Prosperity Statutory Trust II ("Trust II"), which issued $15.0 million in trust preferred securities on July 31, 2001. Trust I and Trust II invested the proceeds in an equivalent amount of the Company's junior subordinated debentures bearing an interest rate equal to the distribution rate on the respective issue of trust preferred securities. The debentures issued to Trust I will mature on November 17, 2029, which date may be shortened to a date not earlier than November 17, 2004 if certain conditions are met, including prior approval of the Federal Reserve Board. The debentures issued to Trust II will mature on July 31, 2031, which date may be shortened to a date not earlier than July 31, 2006, if certain conditions are met, including prior approval of the Federal Reserve Board. These debentures, which are the only assets of each trust, are subordinate and junior in right of payment to all present and future senior indebtedness (as defined in the respective Indentures) of the Company. The Company has fully and unconditionally guaranteed each trust's obligations under the trust preferred securities.

          The debentures issued to Trust I accrue interest at an annual rate of 9.60% of the aggregate liquidation amount, payable quarterly. The debentures issued to Trust II accrue interest at a floating rate equal to 3-month LIBOR plus 3.58% of the aggregate liquidation amount, not to exceed 12.50%, payable quarterly. The annual interest rate on the debentures issued to Trust II for the period from October 31, 2001 through December 31, 2001 was equal to 5.85%. The quarterly distributions on each issuance of trust preferred securities are paid at the same rate that interest is paid on the corresponding debentures. Under the provisions of each issue of the debentures, the Company has the right to defer payment of interest on the debentures at any time, or from time to time, for periods not exceeding five years. If interest payments on either issue of the debentures are deferred, the distributions on the respective trust preferred securities will also be deferred.

          For financial reporting purposes, Trust I and Trust II are treated as subsidiaries of the Company and consolidated in the corporate financial statements. The trust preferred securities are presented as a separate category of long-term debt on the balance sheet. Although the trust preferred securities are not included as a component of shareholders' equity on the balance sheet, for regulatory purposes, the trust preferred securities are treated as Tier 1 capital by the Federal Reserve. The treatment of the trust preferred securities as Tier 1 capital, in addition to the ability to deduct the expense of the debentures for federal income tax purposes, provided the Company with a cost-effective method of raising capital.

Interest Rate Sensitivity and Market Risk

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

          The Company's exposure to interest rate risk is managed by the Asset Liability Committee ("ALCO"), which is composed of senior officers of the Company, in accordance with policies approved by the Company's Board of Directors. The ALCO formulates strategies based on appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, the ALCO considers the impact on earnings and capital of the current outlook on interest rates, potential changes in interest rates, regional economies, liquidity, business strategies and other factors. The ALCO meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activities, commitments to originate loans and the maturities of investments and borrowings. Additionally, the ALCO reviews liquidity, cash flow flexibility, maturities of deposits and consumer and commercial deposit activity. Management uses two methodologies to manage interest rate risk: (i) an analysis of relationships between interest-earning assets and interest-bearing liabilities; and (ii) an interest rate shock simulation model. The Company has traditionally managed its business to reduce its overall exposure to changes in interest rates.

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

          The following table sets forth an interest rate sensitivity analysis for the Company at December 31, 2001:

                                                                        Volumes Subject to Repricing Within
                                                       -----------------------------------------------------------------
                                                         0-30        31-180       181-365     Greater than
                                                         days         days         days         one year        Total
                                                       ---------    ---------    ---------    ------------    ----------
                                                                              (Dollars in thousands)
Interest-earning assets:
     Securities (net of unrealized gain of $334,000)   $  61,262    $  88,117    $  80,217      $522,392      $  751,988
     Loans .........................................     118,174       33,770       34,787       237,669         424,400
     Federal funds sold and other earning assets ...         715           --           --           198             913
                                                       ---------    ---------    ---------      --------      ----------
           Total interest-earning assets ...........   $ 180,151    $ 121,887    $ 115,004      $760,259      $1,177,301
                                                       ---------    ---------    ---------      --------      ----------

Interest-bearing liabilities:
     Demand, money market and savings
      deposits .....................................   $ 490,024    $      --    $      --      $     --      $  490,024
     Certificates of deposit and other
      time deposits ................................      75,981      193,454      120,632        54,474         444,541
      FHLB Advances ................................       4,827          262          323        12,668          18,080
                                                       ---------    ---------    ---------      --------      ----------
        Total interest-bearing liabilities .........   $ 570,832    $ 193,716    $ 120,955      $ 67,142      $  952,645
                                                       ---------    ---------    ---------      --------      ----------

        Period GAP .................................   $(390,681)   $ (71,829)   $  (5,951)     $693,117      $  224,656
        Cumulative GAP .............................   $(390,681)   $(462,510)   $(468,461)     $224,656
        Period GAP to total assets .................      (30.95)%      (5.69)%      (0.47)%       54.91%
        Cumulative GAP to total assets .............      (30.95)%     (36.64)%     (37.11)%       17.80%

          Shortcomings are inherent in any GAP analysis since certain assets and liabilities may not move proportionally as interest rates change. In addition to GAP analysis, the Company uses an interest rate risk simulation model and shock analysis to test the interest rate sensitivity of net interest income and the balance sheet, respectively. Contractual maturities and repricing opportunities of loans are incorporated in the model as are prepayment assumptions, maturity data and call options within the investment portfolio. Assumptions based on past experience are incorporated into the model for nonmaturity deposit accounts. Based on the Company's December 31, 2001 simulation analysis, the Company estimates that its current net interest income structure would change by approximately 1.31% over a twelve month period in response to a 100 basis point decline in rates and change by approximately 3.29% over a twelve month period in response to a 100 basis point increase in rates. The Company estimates that its current net interest income structure would change by approximately (0.99%) over a twelve month period in response to a 200 basis point decline in rates and change by approximately (1.37%) over a twelve month period in response to a 200 basis point increase in rates. The results are primarily from the behavior of demand, money market and savings deposits. The Company has found that historically, interest rates on these deposits change more slowly than changes in the discount and federal funds rates. This assumption is incorporated into the simulation model and is generally not fully reflected in a GAP analysis.

Liquidity

          Liquidity involves the Company's ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate the Company on an ongoing basis. During the three years ended December 31, 2001, the Company's liquidity needs have primarily been met by growth in core deposits, as previously discussed. Although access to purchased funds from correspondent banks is available and has been utilized on occasion to take advantage of investment opportunities, the Company does not generally rely on these external funding sources. The cash and federal funds sold position, supplemented by amortizing investment and loan portfolios, have generally created an adequate liquidity position.

          Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of December 31, 2001, the Company had cash and cash equivalents of $41.7 million, down from $98.1 million, at December 31, 2000. The decrease was mainly due to a decrease in federal funds sold of $61.7 million.

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

          The Federal Reserve Board has also adopted guidelines which supplement the risk-based capital guidelines with a minimum ratio of Tier 1 capital to average total consolidated assets, or "leverage ratio," of 3.0% for institutions with well diversified risk, including no undue interest rate exposure; excellent asset quality; high liquidity; good earnings; and that are generally considered to be strong banking organizations, rated composite 1 under applicable federal guidelines, and that are not experiencing or anticipating significant growth. Other banking organizations are required to maintain a leverage ratio of at least 4.0%. These rules further provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels and comparable to peer group averages, without significant reliance on intangible assets.

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

          Total shareholders' equity increased to $88.7 million at December 31, 2001 from $80.3 million at December 31, 2000, an increase of $8.4 million or 10.4%. This increase was primarily the result of net income of $13.0 million offset by dividends paid on the Common Stock of $3.2 million, trust preferred issuance costs of $476,000 and cash paid to dissenting shareholders in connection with the issuance of common stock in exchange for common stock of Commercial of $847,000. During 2000, shareholders' equity increased by $11.3 million or 16.4% from $69.0 million at December 31, 1999 due primarily to net income of $10.7 million and a change in unrealized gain on available for sale securities of $3.3 million offset by dividends paid on the Common Stock of $2.8 million.

          The following table provides a comparison of the Company's and the Bank's leverage and risk-weighted capital ratios as of December 31, 2001 to the minimum and well capitalized regulatory standards:

                                                                    To Be Well Capitalized
                                                Minimum Required         Under Prompt
                                                   for Capital         Corrective Action       Actual Ratio at
                                               Adequacy Purposes          Provisions          December 31, 2001
                                               -----------------    ----------------------    -----------------
The Company
     Leverage ratio .........................        3.00%(1)                  N/A                  7.57%
     Tier 1 risk-based capital ratio ........        4.00%                     N/A                 18.34%
     Total risk-based capital ratio .........        8.00%                     N/A                 19.52%
The Bank
     Leverage ratio .........................        3.00%(2)                 5.00%                 6.50%
     Tier 1 risk-based capital ratio ........        4.00%                    6.00%                15.72%
     Total risk-based capital ratio .........        8.00%                   10.00%                16.90%

----------
(1) The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.

(2) The FDIC may require the Bank to maintain a leverage ratio above the required minimum.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          For information regarding the market risk of the Company's financial instruments, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation - Financial Condition - Interest Rate Sensitivity and Market Risk". The Company's principal market risk exposure is to changes in interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The financial statements, the reports thereon, the notes thereto and supplementary data commence at page F-1 of this Annual Report on Form 10-K.

          The following table presents certain unaudited quarterly financial information concerning the Company's results of operations for each of the two years ended December 31, 2001. The information should be read in conjunction with the historical consolidated financial statements of the Company and the notes thereto appearing elsewhere in this Annual Report on Form 10-K. The historical financial data of the Company has been restated to include the accounts and operations of Commercial Bancshares, Inc. for all periods prior to February 23, 2001.

                                         CONSOLIDATED QUARTERLY FINANCIAL DATA OF THE COMPANY

                                                        Quarter Ended 2001
                                         ----------------------------------------------------
                                                             (unaudited)

                                           December 31   September 30   June 30   March 31
                                           -----------   ------------   -------   --------
                                            (Dollars in thousands, except per share data)
Interest income ........................     $18,956       $19,101      $19,143    $19,320
Interest expense .......................       7,518         8,841        9,407     10,019
                                             -------       -------      -------    -------
     Net interest income ...............      11,438        10,260        9,736      9,301
Provision for credit losses ............         650            50           --         --
                                             -------       -------      -------    -------
     Net interest income after provision      10,788        10,210        9,736      9,301
Noninterest income .....................       2,310         2,187        2,058      2,035
Noninterest expense (1) ................       7,361         7,068        6,737      9,129
                                             -------       -------      -------    -------
     Income before income taxes (1) ....       5,737         5,329        5,057      2,207
Provision for income taxes (1) .........       1,747         1,598        1,487        540
                                             -------       -------      -------    -------
     Net income (1) ....................       3,990       $ 3,731      $ 3,570    $ 1,667
                                             =======       =======      =======    =======

Earnings per share:
     Basic (1) .........................     $  0.49       $  0.46      $  0.44    $  0.21
                                             =======       =======      =======    =======
     Diluted (1) .......................     $  0.48       $  0.45      $  0.43    $  0.20
                                             =======       =======      =======    =======

(1) The financial data for the quarter ended March 31, 2001 includes the merger-related expenses of $2.4 million. If these merger-related expenses were excluded, the Company's noninterest expense would have been $6.7 million, income before income taxes would have been $4.6 million, provision for income taxes would have been $1.4 million, net income would have been $3.2 million, basic earnings per share would have been $0.40 and diluted earnings per share would have been $0.39.

                                                         Quarter Ended 2000
                                           -----------------------------------------------
                                                           (unaudited)

                                           December 31   September 30   June 30   March 31
                                           -----------   ------------   -------   --------
                                            (Dollars in thousands, except per share data)
Interest income ........................     $18,994       $17,487      $16,836   $16,762
Interest expense .......................      10,178         8,855        8,284     8,247
                                             -------       -------      -------   -------
     Net interest income ...............       8,816         8,632        8,552     8,515
Provision for credit losses ............          50            75           75        75
                                             -------       -------      -------   -------
     Net interest income after provision       8,766         8,557        8,477     8,440
Noninterest income .....................       2,035         2,015        1,876     1,834
Noninterest expense ....................       7,006         6,663        6,572     6,526
                                             -------       -------      -------   -------
     Income before income taxes ........       3,795         3,909        3,781     3,748
Provision for income taxes .............       1,076         1,185        1,135     1,136
                                             -------       -------      -------   -------
Net income .............................     $ 2,719       $ 2,724      $ 2,646   $ 2,612
                                             =======       =======      =======   =======
Earnings per share:
     Basic .............................     $  0.34       $  0.34      $  0.33   $  0.33
                                             =======       =======      =======   =======
     Diluted ...........................     $  0.33       $  0.33      $  0.32   $  0.32
                                             =======       =======      =======   =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          There have been no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the two year period ended December 31, 2001.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information under the captions "Election of Directors," "Continuing Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders (the "2002 Proxy Statement") to be filed with the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, is incorporated herein by reference in response to this item.

ITEM 11. EXECUTIVE COMPENSATION

          The information under the caption "Executive Compensation and Other Matters" in the 2002 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information under the caption "Beneficial Ownership of Common Stock by Management of the Company and Principal Shareholders" in the 2002 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information under the caption "Interests of Management and Others in Certain Transactions" in the 2002 Proxy Statement is incorporated herein by reference in response to this item.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Consolidated Financial Statements and Schedules

          Reference is made to the Consolidated Financial Statements, the reports thereon, the notes thereto and supplementary data commencing at page F-1 of this Annual Report on Form 10-K. Set forth below is a list of such Consolidated Financial Statements:

          Independent Auditors' Report
          Consolidated Balance Sheets as of December 31, 2001 and 2000 Consolidated Statements of Income for the Years Ended December 31,
           2001, 2000 and 1999
          Consolidated Statements of Changes in Shareholders' Equity for the
           Years Ended December 31, 2001, 2000 and 1999
          Consolidated Statements of Cash Flows for the Years Ended December 31,
           2001, 2000 and 1999
          Notes to Consolidated Financial Statements

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

  4.4     -    Form of Trust  Preferred  Securities  Guarantee  Agreement by and between  Prosperity  and First
               Union Trust  Company,  N.A.  (incorporated  herein by reference to Exhibit 4.7 of the  Company's
               Registration Statement on Form S-1 (Registration No. 333-89481))

  4.5     -    Indenture dated as of July 31, 2001 by and between Prosperity  Bancshares,  Inc., as Issuer, and
               State Street Bank and Trust Company of Connecticut,  National  Association,  with respect to the
               Floating Rate Junior Subordinated Deferrable Interest Debentures of Prosperity Bancshares,  Inc.
               (incorporated  herein by reference to Exhibit 4.1 of the Company's Quarterly Report on Form 10-Q
               for the quarter ended September 30, 2001)

  4.6     -    Amended and Restated  Declaration of Trust of Prosperity Statutory Trust II dated as of July 31,
               2001 (incorporated  herein by reference to Exhibit 4.2 of the Company's Quarterly Report on Form
               10-Q for the quarter ended September 30, 2001)

  4.7     -    Guarantee  Agreement dated as of July 31, 2001 by and between  Prosperity  Bancshares,  Inc. and
               State Street Bank and Trust Company of Connecticut,  National  Association  (incorporated herein by  reference  to Exhibit  4.3 of the  Company's  Quarterly  Report on Form 10-Q for the quarter ended September 30, 2001)

 10.1     -    Prosperity Bancshares,  Inc. 1995 Stock Option Plan (incorporated herein by reference to Exhibit
               10.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-63267))

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

 10.6     -    Commercial Bancshares,  Inc. Incentive Stock Option Plan for Key Employees  (incorporated herein by reference to Exhibit 4.5 to the Company's  Registration  Statement on Form S-8  (Registration
               No. 333-57238))

 10.7     -    Form of Stock Option  Agreement  under the Commercial  Bancshares,  Inc.  Incentive Stock Option
               Plan for Key  Employees  (incorporated  herein by  reference  to  Exhibit  4.6 to the  Company's
               Registration Statement on Form S-8 (Registration No. 333-57238))

  21*     -    Subsidiaries of Prosperity

23.1*     -    Consent of Deloitte & Touche LLP

Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the three months ended December 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Prosperity Bancshares, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston and State of Texas on March 8, 2002.

                                    PROSPERITY BANCSHARES, INC./sm/


                                    By: /s/DAVID ZALMAN
                                        ----------------------------------------
                                           David Zalman
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant in the indicated capacities on March 8, 2002.

             Signature                                       Positions
             ---------                                       ---------


           /s/DAVID ZALMAN                President and Chief Executive Officer (principal
-------------------------------------
            David Zalman                  executive officer)


           /s/NED S. HOLMES               Chairman of the Board; Director
-------------------------------------
           Ned S. Holmes


          /s/DAVID HOLLAWAY               Chief Financial Officer (principal
-------------------------------------
          David Hollaway                  financial officer and principal
                                          accounting officer)


           /s/HARRY BAYNE                 Director
-------------------------------------
            Harry Bayne


        /s/JAMES A. BOULIGNY              Director
-------------------------------------
        James A. Bouligny


      /s/CHARLES A. DAVIS, JR.            Director
-------------------------------------
        Charles A. Davis, Jr.


        /s/PERRY MUELLER, JR.             Director
-------------------------------------
         Perry Mueller, Jr.


       /s/A. VIRGIL PACE, JR.             Director
-------------------------------------
         A. Virgil Pace, Jr.


         /s/TRACY T. RUDOLPH              Director
-------------------------------------
          Tracy T. Rudolph


      /s/CHARLES M. SLAVIK                Director
-------------------------------------
          Charles M. Slavik


       /s/HARRISON STAFFORD II            Director
-------------------------------------
        Harrison Stafford II


        /s/ROBERT STEELHAMMER             Director
-------------------------------------
         Robert Steelhammer


        /s/H.E. TIMANUS, JR.              Director
-------------------------------------
        H. E. Timanus, Jr.

                    TABLE OF CONTENTS TO FINANCIAL STATEMENTS

                                                                           Page
                                                                          ------
Prosperity Bancshares, Inc./sm/

Independent Auditors' Report...........................................    F-2

Consolidated Balance Sheets as of  December 31, 2001 and 2000..........    F-3

Consolidated Statements of Income for the Years Ended December 31,
 2001, 2000 and 1999...............................................        F-4

Consolidated Statements of Changes in Shareholders' Equity for the
 Years Ended December 31, 2001, 2000 and 1999......................        F-5

Consolidated Statements of Cash Flows for the Years Ended
 December 31, 2001, 2000 and 1999..................................        F-6

Notes to Consolidated Financial Statements.............................    F-8

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of

     Prosperity Bancshares, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Prosperity Bancshares, Inc. and subsidiaries (collectively, the "Company") as of December 31, 2001 and 2000 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Prosperity Bancshares, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

February 15, 2002
Houston, Texas

                 PROSPERITY BANCSHARES, INC./sm/ AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                     December 31,
                                                                              ------------------------
                                                                                 2001          2000
                                                                              ----------    ----------
                                                                                (Dollars in thousands)
                       ASSETS
Cash and due from banks (Note 3) ..........................................   $   41,005    $   35,709
Federal funds sold ........................................................          715        62,369
                                                                              ----------    ----------
    Total cash and cash equivalents .......................................       41,720        98,078
Interest bearing deposits in financial institutions .......................          198         1,085
Available for sale securities, at fair value (amortized cost
   of $481,899 and $333,854, respectively) (Note 4) .......................      482,233       334,773
Held to maturity securities, at cost (fair value of $274,227
   and $250,173, respectively) (Note 4) ...................................      270,089       252,179
Loans (Note 5) ............................................................      424,400       411,203
Less allowance for credit losses (Note 6) .................................       (5,985)       (5,523)
                                                                              ----------    ----------
              Loans, net ..................................................      418,415       405,680
Accrued interest receivable ...............................................        8,466        10,430
Goodwill, net of accumulated amortization of $6,354
   and $4,954, respectively ...............................................       22,641        24,003
 Bank premises and equipment, net (Note 7) ................................       15,077        14,487
Other real estate owned ...................................................           --           545
Other assets ..............................................................        3,486         4,880
                                                                              ----------    ----------
TOTAL ASSETS ..............................................................   $1,262,325    $1,146,140
                                                                              ==========    ==========

   LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
   Deposits (Note 8):
       Noninterest-bearing ................................................   $  188,832    $  187,959
       Interest-bearing ...................................................      934,565       845,587
                                                                              ----------    ----------
              Total deposits ..............................................    1,123,397     1,033,546
    Other borrowings (Note 9) .............................................       18,080        13,931
   Accrued interest payable ...............................................        2,869         3,480
   Other liabilities ......................................................        2,254         2,850
                                                                              ----------    ----------
              Total liabilities ...........................................    1,146,600     1,053,807
COMMITMENTS AND CONTINGENCIES
   (Notes 11 and 15)
COMPANY-OBLIGATED MANDITORILY REDEEMABLE
   TRUST PREFERRED SECURITIES OF SUBSIDIARY
   TRUSTS (Note 18) .......................................................       27,000        12,000
SHAREHOLDERS' EQUITY (Notes 13 and 16):
   Common stock, $1 par value; 50,000,000 shares authorized; 8,109,011 and
       8,075,486 shares issued at December 31, 2001 and 2000, respectively;
       8,105,435 and 8,071,910 shares outstanding at December 31, 2001 and
       2000, respectively .................................................        8,109         8,075
   Capital surplus ........................................................       24,955        26,006
   Retained earnings ......................................................       55,462        45,665
   Accumulated other comprehensive income (loss) -- net
          unrealized gains (losses) on available for sale
          securities, net of tax of $117 and of $314,
       respectively .......................................................          217           605
   Less treasury stock, at cost, 3,576 shares .............................          (18)          (18)
                                                                              ----------    ----------
              Total shareholders' equity ..................................       88,725        80,333
                                                                              ----------    ----------

TOTAL LIABILITIES AND SHAREHOLDERS'
       EQUITY .............................................................   $1,262,325    $1,146,140
                                                                              ==========    ==========

                 See notes to consolidated financial statements.

                 PROSPERITY BANCSHARES, INC./sm/ AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                  For the Years Ended
                                                                      December 31,
                                                     ---------------------------------------------
                                                      2001                2000               1999
                                                     -------            -------            -------
                                                     (Dollars in thousands, except per share data)
INTEREST INCOME:
   Loans, including fees .........................   $34,731            $33,599            $26,710
   Securities:
      Taxable ....................................    37,413             31,845             27,115
      Nontaxable .................................     1,597              1,477                933
      70% nontaxable preferred dividends .........     1,343                656                 36
   Federal funds sold ............................     1,401              2,414              1,578
    Deposits in financial institutions ...........        35                 88                 86
                                                     -------            -------            -------
        Total interest income ....................    76,520             70,079             56,458
                                                     -------            -------            -------

INTEREST EXPENSE:
   Deposits ......................................    34,780             33,551             24,087
   Note payable and other borrowings .............     1,005              2,013              2,102
                                                     -------            -------            -------
        Total interest expense ...................    35,785             35,564             26,189
                                                     -------            -------            -------

NET INTEREST INCOME ..............................    40,735             34,515             30,269
PROVISION FOR CREDIT LOSSES (Note 6) .............       700                275                420
                                                     -------            -------            -------
NET INTEREST INCOME AFTER PROVISION
   FOR CREDIT LOSSES .............................    40,035             34,240             29,849
                                                     -------            -------            -------

NONINTEREST INCOME:
   Customer service fees .........................     7,530              6,576              4,925
   Other .........................................     1,060              1,184              1,226
                                                     -------            -------            -------
        Total noninterest income .................     8,590              7,760              6,151
                                                     -------            -------            -------

NONINTEREST EXPENSE:
   Salaries and employee benefits
      (Note 14) ..................................    12,955             12,931             11,149
   Net occupancy expense .........................     1,971              1,761              1,350
   Data processing ...............................     2,126              1,956              1,651
   Goodwill amortization .........................     1,363              1,160                751
   Depreciation expense ..........................     1,570              1,553              1,241
   Minority interest trust preferred securities ..     1,580              1,151                561
   Merger related expenses .......................     2,425                 --                 --
   Other .........................................     6,305              6,255              5,119
                                                     -------            -------            -------
        Total noninterest expense ................    30,295             26,767             21,822
                                                     -------            -------            -------

INCOME BEFORE INCOME TAXES .......................    18,330             15,233             14,178
PROVISION FOR INCOME TAXES (Note 12) .............     5,372              4,532              4,747
                                                     -------            -------            -------

NET INCOME .......................................   $12,958            $10,701            $ 9,431
                                                     =======            =======            =======

EARNINGS PER SHARE (Note 1):
   Basic .........................................   $  1.60            $  1.33            $  1.19
                                                     =======            =======            =======

   Diluted .......................................   $  1.57            $  1.30            $  1.15
                                                     =======            =======            =======

                 See notes to consolidated financial statements.

                 PROSPERITY BANCSHARES, INC./sm/ AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                               Accumulated
                                                                                                  Other
                                                                                              Comprehensive
                                                                                              Income -- Net
                                                                                              Unrealized
                                                     Common Stock                             Gain (Loss) on
                                                  --------------------                          Available
                                                                         Capital   Retained     for Sale
                                                   Shares      Amount    Surplus   Earnings     Securities
                                                  ---------   --------   -------   --------   --------------
                                                              (Amounts in thousands, except share data)
BALANCE AT JANUARY 1, 1999 ...................    7,974,644   $  7,975   $26,602   $26,873       $   347
     Net income ..............................                                       9,431
     Net change in unrealized gain (loss)
       on available for sale securities ......                                                    (3,028)

     Total comprehensive income ..............

     Sale of common stock ....................       22,500         24        76
     Trust preferred issuance costs ..........                              (560)
     Initial public offering costs ...........                              (113)
     Issuance of common stock in exchange ....
        for common stock of Heritage Bank ....        2,154                          3,216
     Cash dividends declared, $0.20
       per share .............................                                      (1,801)
                                                  ---------   --------   -------   -------       -------
BALANCE AT DECEMBER 31, 1999 .................    7,999,298      7,999    26,005    37,719        (2,681)
     Net income ..............................                                      10,701
     Net change in unrealized gain (loss)
       on available for sale securities ......                                                     3,286

     Total comprehensive income ..............

     Sale of common stock ....................       76,200         76       259
     Trust preferred issuance costs ..........                               (90)
     Cash paid in lieu of fractional shares in
       connection with issuance of common
       stock in exchange for stock of Heritage
       Bank ..................................          (12)                 (15)
     Cash paid to dissenting shareholder in
       connection with the issuance of common
       stock in exchange for common stock of
       Heritage Bank .........................                              (153)
     Cash dividends declared, $0.36
       per share .............................                                      (2,755)
                                                 ----------   --------    -------   -------       ------
BALANCE AT DECEMBER 31, 2000 .................    8,075,486      8,075    26,006    45,665           605
     Net income ..............................                                      12,958
     Net change in unrealized gain (loss)
       on available for sale securities ......                                                      (388)

     Total comprehensive income ..............

     Sale of common stock ....................       65,300         66       240
     Trust preferred issuance costs ..........                              (476)
     Cash paid to dissenting shareholders in
       connection with the issuance of common
       stock in exchange for common stock of
       Commercial ............................      (31,775)       (32)     (815)
     Cash dividends declared, $0.39
       per share .............................                                      (3,161)
                                                 ----------   --------   -------   -------       -------
BALANCE AT DECEMBER 31, 2001 .................    8,109,011   $  8,109   $24,955   $55,462       $   217
                                                 ==========   ========   =======   =======       =======

                                                                Total
                                                  Treasury   Shareholders'
                                                    Stock       Equity
                                                  --------   -------------
BALANCE AT JANUARY 1, 1999 ...................     $(18)        $61,779
     Net income ..............................                    9,431
     Net change in unrealized gain (loss)
       on available for sale securities ......                   (3,028)
                                                                -------
     Total comprehensive income ..............                    6,403
                                                                -------
     Sale of common stock ....................                      100
     Trust preferred issuance costs ..........                     (560)
     Initial public offering costs ...........                     (113)
     Issuance of common stock in exchange ....
        for common stock of Heritage Bank ....                    3,216
     Cash dividends declared, $0.20
       per share .............................                   (1,801)
                                                   ----         -------
BALANCE AT DECEMBER 31, 1999 .................      (18)         69,024
     Net income ..............................                   10,701
     Net change in unrealized gain (loss)
       on available for sale securities ......                    3,286
                                                                -------
     Total comprehensive income ..............                   13,987
                                                                -------
     Sale of common stock ....................                      335
     Trust preferred issuance costs ..........                      (90)
     Cash paid in lieu of fractional shares in
       connection with issuance of common
       stock in exchange for stock of Heritage
       Bank ..................................                      (15)
     Cash paid to dissenting shareholder in
       connection with the issuance of common
       stock in exchange for common stock of
       Heritage Bank .........................                     (153)
     Cash dividends declared, $0.36
       per share .............................                   (2,755)
                                                   ----         -------
BALANCE AT DECEMBER 31, 2000 .................      (18)         80,333
     Net income ..............................                   12,958
     Net change in unrealized gain (loss)
       on available for sale securities ......                     (388)
                                                                -------
     Total comprehensive income ..............                   12,570
                                                                -------
     Sale of common stock ....................                      306
     Trust preferred issuance costs ..........                     (476)
     Cash paid to dissenting shareholders in
       connection with the issuance of common
       stock in exchange for common stock of
       Commercial ............................                     (847)
     Cash dividends declared, $0.39
       per share .............................                   (3,161)
                                                   ----         -------
BALANCE AT DECEMBER 31, 2001 .................     $(18)        $88,725
                                                   ====         =======

                 See notes to consolidated financial statements.

                 PROSPERITY BANCSHARES, INC./sm/ AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            For the Years Ended
                                                                December 31,
                                                     --------------------------------
                                                        2001        2000       1999
                                                     ---------   ---------   --------
                                                          (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ....................................   $  12,958   $  10,701   $  9,431
   Adjustments to reconcile net income
     to net cash provided by operating activities:
     Depreciation and amortization ...............       2,933       2,661      2,048
     Provision for credit losses .................         700         275        420
     Minority interest in equity of subsidiary ...          --          --        310
     Net amortization of premium/
       discount on  investments ..................         982         (16)       592
     Loss (gain) on sale of premises,
       equipment and other real estate ...........          87          --         --
     Decrease (increase)in accrued interest
       receivable and other assets ...............       3,358      (1,340)      (375)
     (Decrease) increase in accrued interest
       payable and other  liabilities ............      (1,177)        383        208
                                                     ---------   ---------   --------
       Total adjustments .........................       6,883       1,963      3,203
                                                     ---------   ---------   --------
       Net cash provided by operating activities .      19,841      12,664     12,634
                                                     ---------   ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities and
     principal paydowns of held to
     maturity securities .........................     212,615      79,347    106,952
   Purchase of held to maturity securities .......     (75,671)    (65,703)   (33,655)
   Proceeds from maturities and
     principal paydowns of available
     for sale securities .........................      92,386      25,765     15,418
   Purchase of available for sale securities .....    (396,280)   (101,572)   (87,070)
   Net increase in loans .........................     (13,197)    (39,294)   (57,093)
   Purchase of bank premises and equipment .......      (3,073)     (1,308)    (2,279)
   Proceeds from sale of bank premises, equipment
      and other real estate ......................       1,312          75         --
   Purchase of Federal Home Loan Bank
     stock .......................................          --          --     (3,931)
   Net decrease in interest-bearing deposits
     in financial institutions ...................         887          --        990
   Net liabilities acquired in purchase of
     Compass branches ............................          --      77,473         --
   Premium paid for South Texas Bancshares .......          --          --    (10,255)
Net liabilities acquired in purchase of South
     Texas Bancshares (net of acquired cash
     of $12,271) .................................          --          --     22,516
                                                     ---------   ---------   --------
     Net cash (used in) investing activities .....    (181,021)    (25,217)   (48,407)
                                                     ---------   ---------   --------
                       (Table continued on following page)

                 PROSPERITY BANCSHARES, INC./sm/ AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         For the Years Ended
                                                             December 31,
                                                    -----------------------------
                                                      2001       2000      1999
                                                    --------   --------   -------
                                                       (Dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in noninterest-bearing
     deposits ...................................   $    873   $ 54,429   $ 9,499
   Net increase in interest-bearing deposits ....     88,978     13,037    28,413
   Proceeds (repayments ) of other
      borrowings (net) ..........................      4,149    (49,188)   45,610
   Proceeds from issuance of junior
     subordinated debentures ....................     15,000         --    12,000
   Initial public offering costs ................         --         --      (113)
   Trust preferred  issuance costs ..............       (476)       (90)     (560)
   Cash paid in lieu of fractional shares .......         --        (15)       --
   Cash paid to dissenting shareholder in
     connection with the issuance of common stock
     in exchange for common stock of  Heritage
     Bank .......................................       (847)      (153)       --
   Proceeds from the issuance of
     common stock ...............................        306        335        99
   Payments of cash dividends ...................     (3,161)    (2,755)   (1,801)
                                                    --------   --------   -------
       Net cash provided by
          financing activities ..................    104,822     15,600    93,147
                                                    --------   --------   -------

NET (DECREASE) INCREASE IN CASH AND
   CASH EQUIVALENTS .............................   $(56,358)  $  3,047   $57,374
CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD ....................................     98,078     95,031    37,657
                                                    --------   --------   -------

CASH AND CASH EQUIVALENTS, END OF
   PERIOD .......................................   $ 41,720   $ 98,078   $95,031
                                                    ========   ========   =======
INCOME TAXES PAID ...............................   $  6,410   $  4,259   $ 4,034
                                                    ========   ========   =======
INTEREST PAID ...................................   $ 36,396   $ 32,484   $25,591
                                                    ========   ========   =======
TRANSFER OF AVAILABLE FOR SALE
   SECURITIES TO HELD TO MATURITY
   SECURITIES ...................................   $170,601   $     --   $    --
                                                    ========   ========   =======

                 See notes to consolidated financial statements.

                 PROSPERITY BANCSHARES, INC./sm/ AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

          Nature of Operations -- Prosperity Bancshares, Inc. ("Bancshares") and its subsidiaries, Prosperity Holdings, Inc. ("Holdings") and Prosperity Bank (the "Bank") (collectively referred to as the "Company") provide retail and commercial banking services. The historical financial data of the Company has been restated to include the accounts and operations of Commercial for all periods prior to the effective time of the Commercial Merger.

          The Bank operates 29 Banking Centers in fourteen contiguous counties located in Southeast Texas, with locations in Angleton, Bay City, Beeville, Houston-Bellaire, Houston-Clear Lake, Cleveland, Cuero, Cypress, Houston-Downtown, East Bernard, Edna, El Campo, Fairfield, Goliad, Hitchcock, Liberty, Magnolia, Mathis, Houston-Medical Center, Needville, Palacios, Houston-Post Oak, Houston-River Oaks, Sweeny, Houston-Tanglewood, West Columbia, Victoria, Houston-Waugh Drive, and Wharton.

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

          Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure" applies to all impaired loans, with the exception of groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. A loan is defined as impaired by SFAS No. 114 if, based on current information and events, it is probable that a creditor will be unable to collect all amounts due, both interest and principal, according to the contractual terms of the loan agreement. Specifically, SFAS No. 114 requires that the allowance for credit losses related to impaired loans be determined based on the difference of carrying value of loans and the present value of expected cash flows discounted at the loan's effective interest rate or, as a practical expedient, the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The Company had $1,000 in nonaccrual loans, no 90 days or more past due loans, and no restructured loans at December 31, 2001 and had $10,000 in nonaccrual loans, $778,000 in 90 days or more past due loans and no restructured loans at December 31, 2000.

                PROSPERITY BANCSHARES, INC./sm/ AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

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

          Amortization of Goodwill -- Goodwill was amortized using the straight-line method through December 31, 2001 (See Note 1-New Accounting Standards).

          Income Taxes -- Bancshares files a consolidated federal income tax return. The Bank computes federal income taxes as if it filed a separate return and remits to, or is reimbursed by, Bancshares based on the portion of taxes currently due or refundable.

     PROSPERITY BANCSHARES, INC./sm/ AND SUBSIDIARIES NOTES TO CONSOLIDATED
                      FINANCIAL STATEMENTS -- (Continued)

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

          Reclassifications -- Certain reclassifications have been made to 2000 and 1999 balances to conform to the current year presentation. All reclassifications have been applied consistently for the periods presented.

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

          The following table illustrates the computation of basic and diluted earnings per share:

                                                                 December 31,
                                          -----------------------------------------------------------
                                                 2001                2000                 1999
                                          ----------------    -----------------    ------------------
                                                      Per                   Per                 Per
                                                     Share                 Share               Share
                                          Amount    Amount     Amount    Amount      Amount    Amount
                                          -------   ------    --------   -------    -------    ------
                                                   (Dollars in thousands, except per share data)
 Net income....................           $12,958             $10,701               $ 9,431
 Basic --
    Weighted average shares
      outstanding..............             8,086   $ 1.60      8,032    $ 1.33       7,986     $1.18
                                                    ======               ======                 =====

 Diluted:
    Weighted average shares
      outstanding              .            8,086               8,032                 7,986
    Effect of dilutive securities --
      options...................              163                 195                   218
                                          -------             -------               -------

    Total.......................            8,249   $ 1.57      8,227    $ 1.30       8,204     $1.15
                                          =======   ======    =======    ======     =======     =====

          New Accounting Standards -- In July 2001, the Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets," which addresses the accounting for goodwill and other intangible assets. SFAS 142 specifies that, among other things, intangible assets with an indefinite useful life and goodwill will no longer be amortized. The standard requires goodwill to be periodically tested for impairment and written down to fair value if considered impaired. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001, and are effective for interim periods in the initial year of adoption. The Company is currently assessing the financial statement impact of the adoption of SFAS 142.

          In June 2001, the Financial Accounting Standards Board approved for issuance Statement of Financial Accounting Standards No. 141 (SFAS 141), "Business Combinations". This statement eliminates the pooling method of accounting for business combinations initiated after June 30, 2001. The Company believes that the adoption SFAS 141 did not have a material effect on its financial statements.

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

                PROSPERITY BANCSHARES, INC./sm/ AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

2.   ACQUISITIONS

          On February 23, 2001, the Company completed a merger with Commercial Bancshares, Inc., a Texas corporation ("Commercial"), whereby Commercial was merged with and into the Company (the "Commercial Merger"). In connection with the Commercial Merger, Heritage Bank, Commercial's wholly owned subsidiary, was merged with and into the Bank. Heritage Bank had 12 full-service banking locations in the Houston metropolitan area and in three adjacent counties, including Houston-Bellaire, Cleveland, Cypress, Fairfield, Houston-Downtown, Houston-Medical Center, Houston-River Oaks, Houston-Tanglewood, Houston-Waugh Drive, Liberty, Magnolia and Wharton.

          As a result of the Commercial Merger, the holders of Commercial common stock received 155 shares of the Company's common stock, $1.00 par value ("Common Stock") for each share of Commercial common stock they owned at the effective time ("Effective Time") of the Commercial Merger. Based on this exchange ratio, the Company issued an aggregate of 2,768,610 shares of its Common Stock in connection with the Commercial Merger. In addition, in lieu of issuing shares of Company Common Stock, cash in the amount of $569,625 was paid to a dissenting shareholder in March 2001 and cash in the amount of $97,650 was paid to a dissenting shareholder in May 2001. The options to purchase shares of Commercial common stock which were outstanding at the Effective Time were converted into options to purchase 13,330 shares of Company Common Stock. In connection with this Commercial Merger, the Company incurred approximately $2.4 million in pretax merger-related expenses and other charges (the "Special Charge"). The transaction was accounted for as a pooling of interests and therefore the historical financial data of the Company has been restated to include the accounts and operations of Commercial for all periods prior to the Effective Time of the Commercial Merger.

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

          In connection with the purchase, the Company paid a cash premium of $5.4 million. This premium was recorded as goodwill and was amortized until December 31, 2001 on a straight-line basis (See Note 1-New Accounting Standards).

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

          In connection with the purchase, the Company paid a cash premium of $10.3 million. This premium was recorded as goodwill and was amortized until December 31, 2001 on a straight-line basis (See Note 1-New Accounting Standards).

          The acquisition was accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of the acquired bank were recorded at their fair values at the acquisition date.

    . PROSPERITY BANCSHARES, INC./sm/ AND SUBSIDIARIES NOTES TO CONSOLIDATED
                      FINANCIAL STATEMENTS -- (Continued)

3.   CASH AND DUE FROM BANKS

          The Bank is required by the Federal Reserve Bank to maintain average reserve balances. "Cash and due from banks" in the consolidated balance sheets includes amounts so restricted of $12.1 million and $9.1 million at December 31, 2001 and 2000, respectively.

4.   SECURITIES

          The amortized cost and fair value of debt securities are as follows:

                                                                    December 31, 2001
                                            -----------------------------------------------------------

                                                          Gross        Gross
                                            Amortized   Unrealized   Unrealized     Fair      Carrying
                                               Cost       Gains        Losses       Value       Value
                                            ---------   ---------    ----------   ---------   ---------
                                                               (Dollars in thousands)
Available
U.S. Treasury securities and
   obligations of U.S. government
   agencies.............................    $   2,248   $     201     $     --    $   2,449   $   2,449
70% non-taxable preferred stock.........       24,058         107           --       24,165      24,165
States and political subdivisions.......       28,165         483           73       28,575      28,575
Collateralized mortgage obligations.....       17,356         314           22       17,648      17,648
Mortgage-backed securities..............      410,072       1,646        2,322      409,396     409,396
                                            ---------   ---------    ---------    ---------   ---------

Total...................................    $ 481,899   $   2,751    $   2,417    $ 482,233   $ 482,233
                                            =========   =========    =========    =========   =========

Held to Maturity
U.S. Treasury securities and
   obligations of U.S. government
   agencies.............................    $ 141,149   $   3,180    $     204    $ 144,125   $ 141,149
Corporate debt securities...............       22,712         609          167       23,154      22,712
States and political subdivisions.......       23,338         605           12       23,931      23,338
Collateralized mortgage
   obligations..........................           22          --           --           22          22
Mortgage-backed securities..............       82,868         535          408       82,995      82,868
                                            ---------   ---------    ---------    ---------   ---------

Total...................................    $ 270,089   $   4,929    $     791    $ 274,227   $ 270,089
                                            =========   =========    =========    =========   =========

                PROSPERITY BANCSHARES, INC./sm/ AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

                                                                December 31, 2000
                                            -----------------------------------------------------------

                                                          Gross        Gross
                                            Amortized   Unrealized   Unrealized     Fair      Carrying
                                               Cost       Gains        Losses       Value       Value
                                            ---------   ----------   ----------   ---------   ---------
                                                                (Dollars in thousands)
Available for Sale
U.S. Treasury securities and
   obligations of U.S. government
   agencies.............................    $ 186,832   $     905     $    742    $ 186,995   $ 186,995
70% non-taxable preferred stock.........       19,085         145           --       19,230      19,230
States and political subdivisions.......       20,240         216            2       20,454      20,454
Corporate debt securities...............        1,021          --            5        1,016       1,016
Equity securities.......................            2           5           --            7           7
Collateralized mortgage obligations.....       17,979         292           54       18,217      18,217
Mortgage-backed securities..............       88,695         652          493       88,854      88,854
                                            ---------   ---------    ---------    ---------   ---------

Total...................................    $ 333,854   $   2,215    $   1,296    $ 334,773   $ 334,773
                                            =========   =========    =========    =========   =========

Held to Maturity
U.S. Treasury securities and
   obligations of U.S. government
   agencies.............................    $ 147,730   $     460    $   1,309    $ 146,881   $ 147,730
Corporate debt securities...............       23,858          67          760       23,165      23,858
States and political subdivisions.......       26,579         137          205       26,511      26,579
Collateralized mortgage obligations.....          328          --            2          326         328
Mortgage-backed securities..............       53,659         148          542       53,265      53,659
Other...................................           25          --           --           25          25
                                            ---------   ---------    ---------    ---------   ---------

Total...................................    $ 252,179   $     812    $   2,818    $ 250,173   $ 252,179
                                            =========   =========    =========    =========   =========

          The amortized cost and fair value of debt securities at December 31, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                  December 31, 2001
                                                     ---------------------------------------------
                                                          Held to Maturity    Available for Sale
                                                     ---------------------   ---------------------
                                                     Amortized     Fair      Amortized      Fair
                                                        Cost       Value        Cost        Value
                                                     ---------   ---------   ---------   ---------
                                                                (Dollars in thousands)
Due in one year or less........................      $  24,943   $  25,541    $    504   $     505
Due after one year through five
   years.......................................        109,069     111,862       2,229       2,269
Due after five years through ten
   years.......................................         52,228      52,797       9,102       9,132
Due after ten years............................            959       1,009      40,889      41,335
                                                     ---------   ---------    --------   ---------
Subtotal.......................................        187,199     191,209      52,724      53,241
Mortgage-backed securities and
   collateralized mortgage
   obligations.................................         82,890      83,018     429,175     428,992
                                                     ---------   ---------    --------   ---------

Total..........................................      $ 270,089   $ 274,227    $481,899   $ 482,233
                                                     =========   =========    ========   =========

          There was one sale of a held to maturity security and no sales of available for sale securities during 2001. The sale of the held to maturity security occurred due to a de-valuation of the security to a junk bond status. There was one sale of an available for sale security during 2000. No material gains were recognized related to either sale.

                PROSPERITY BANCSHARES, INC./sm/ AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

          The Company does not own securities of any one issuer (other than the U.S. government and its agencies) for which aggregate adjusted cost exceeds 10% of the consolidated shareholders' equity at December 31, 2001 and December 31, 2000.

          Securities with amortized costs of $350.9 million and $219.9 million and a fair value of $353.9 million and $218.9 million at December 31, 2001 and 2000, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

5.  LOANS

          The loan portfolio consists of various types of loans made principally to borrowers located in Southeast Texas and is classified by major type as follows (rounded):

                                                               December 31,
                                                       -------------------------
                                                          2001           2000
                                                       -----------   -----------
                                                        (Dollars in thousands)

Commercial and industrial.........................     $    46,986   $    46,529
Real estate:
   Construction and land
        development...............................          20,963        20,128
   1-4 family residential.........................         175,253       175,525
   Home equity....................................          20,541        16,762
   Commercial mortgages...........................          78,446        75,896
   Farmland.......................................          10,686        12,218
   Multi-family residential.......................           9,694         2,961
Agriculture.......................................          15,757        13,251
Other.............................................             953         2,563
Consumer..........................................          45,230        45,833
                                                       -----------   -----------
Total.............................................         424,509       411,666
Less unearned discount............................             109           463
                                                       -----------   -----------

    Total.........................................     $   424,400   $   411,203
                                                       ===========   ===========

          The contractual maturity ranges of the commercial and industrial and construction and land development portfolios and the amount of such loans with predetermined interest rates and floating rates in each maturity range are summarized in the following table:

                                                                           December 31, 2001
                                                            --------------------------------------------
                                                                       After One
                                                            One Year    Through    After Five
                                                             or Less   Five Years    Years        Total
                                                            --------   ----------  ----------   --------
                                                                         (Dollars in thousands)

Commercial and industrial.........................          $18,601      $23,059     $5,326      $46,986
Construction and land development.................           19,658          397        908       20,963
                                                             ------       ------     ------      -------
              Total...............................          $38,259      $23,456     $6,234      $67,949
                                                            =======      =======     ======      =======
Loans with a predetermined interest rate..........          $ 8,089      $12,749     $2,408      $23,246
Loans with a floating interest rate...............           30,170       10,707      3,826       44,703
                                                             ------      -------     ------      -------
              Total...............................          $38,259      $23,456     $6,234      $67,949
                                                            =======      =======     ======      =======

          As of December 31, 2001 and 2000, loans outstanding to directo officers and their affiliates were $7.1 million and $6.9 million, respectively. In the opinion of management, all transactions entered into between the Company and such related parties have been, and are, in the ordinary course of business, made on the same terms and conditions as similar transactions with unaffiliated persons.

     PROSPERITY BANCSHARES, INC./sm/ AND SUBSIDIARIES NOTES TO CONSOLIDATED
                      FINANCIAL STATEMENTS -- (Continued)

     An analysis of activity with respect to these related-party loans is as follows:

                                                             Year Ended
                                                             December 31,
                                                        ---------------------
                                                          2001         2000
                                                        ---------   ---------
                                                        (Dollars in thousands)

Beginning balance..................................     $   6,850   $   7,512
New loans and reclassified related loans...........         4,448       4,686
Repayments.........................................        (4,154)     (5,348)
                                                        ---------   ---------

Ending balance.....................................     $   7,144   $   6,850
                                                        =========   =========

6.   ALLOWANCE FOR CREDIT LOSSES

     An analysis of activity in the allowance for credit losses is as follows:

                                                            Year Ended December 31,
                                                           -------------------------
                                                            2001      2000     1999
                                                           -------   ------   ------
                                                            (Dollars in thousands)
Balance at beginning of year...........................    $ 5,523   $5,031   $3,682
       Balance acquired with Compass and South Texas
         Bancshares Acquisitions, respectively.........         --       46      566
       Addition -- provision charged to
         operations....................................        700      275      420
       Net (charge-offs) and recoveries:
             Loans charged off.........................       (429)    (217)    (137)
             Loan recoveries...........................        191      388      500
                                                           -------   ------   ------

Total net (charge-offs) recoveries.....................       (238)     171      363
                                                           -------   ------   ------

Balance at end of period...............................    $ 5,985   $5,523   $5,031
                                                           =======   ======   ======

7.   PREMISES AND EQUIPMENT

         Premises and equipment are summarized as follows:
                                                                Year Ended
                                                                December 31,
                                                           --------------------
                                                             2001         2000
                                                           --------    --------
                                                          (Dollars in thousands)

Land.....................................................  $ 3,161     $ 3,125
Buildings................................................   12,645      13,153
Furniture, fixtures and equipment........................    6,754       7,695
Construction in progress.................................      912         236
                                                           -------     -------
Total....................................................   23,472      24,209
Less accumulated depreciation............................    8,395       9,722
                                                           -------     -------
Premises and equipment, net..............................  $15,077     $14,487
                                                           =======     =======

                PROSPERITY BANCSHARES, INC./sm/ AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

8.   DEPOSITS

          Included in interest-bearing deposits are certificates of deposit in amounts of $100,000 or more. These certificates and their remaining maturities at December 31, 2001 were as follows:

                                                             December 31,2001
                                                          ----------------------
                                                          (Dollars in thousands)
Three months or less..................................           $101,319
Greater than three through six months.................             38,006
Greater than six through twelve months................             37,140
Thereafter............................................             17,229
                                                                 --------

Total.................................................           $193,694
                                                                 ========

          Interest expense for certificates of deposit in excess of $100,000 was $8.7 million, $6.0 million and $3.7 million, for the years ended December 31, 2001, 2000 and 1999, respectively.

          The Company has no brokered deposits and there are no major concentrations of deposits.

9.   OTHER BORROWINGS

          Note Payable -- During December 1997, Bancshares entered into an agreement with a bank to borrow up to $8.0 million under a reducing, revolving line of credit (the "Line"). The purpose of the Line is to provide funding for potential acquisitions in the future. The maximum amount available under the Line is reduced by $1.1 million each year beginning December 1998 with all amounts due and payable on December 31, 2004. The Line bears interest, payable quarterly, at the Federal Funds Rate plus 2.75%. The Line is collateralized by 100% of the issued and outstanding common shares of Holdings and the Bank. At December 31, 2001 and 2000, Bancshares had no outstanding borrowings under the Line.

          Other Borrowings - At December 31, 2001, the Company had $18.1 million in FHLB borrowings of which $13.3 million consisted of FHLB notes payable and $4.8 million consisted of FHLB advances. The highest outstanding balance of FHLB advances during 2001 was $30.2 million. At December 31, 2000, the Company had $13.9 million in FHLB notes payable and had no FHLB advances. The advances under the FHLB line of credit are secured by a blanket pledge of the Bank's 1-4 family residential mortgages.

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

                PROSPERITY BANCSHARES, INC./sm/ AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

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

          The following is a summary of the various financial instruments entered into by the Company:

                                                            December 31,
                                                       --------------------
                                                         2001        2000
                                                       ---------   --------
                                                      (Dollars in thousands)
Financial instruments whose contract
 amounts represent credit risk:
        Commitments to extend credit..............     $  46,789   $ 50,714
        Standby letters of credit.................         1,481        751

          At December 31, 2001, $10.8 million of commitments to extend credit have fixed rates ranging from 3.75% to 14.00%. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts disclosed above do not necessarily represent future cash requirements.

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

12.  INCOME TAXES

          The components of the provision for federal income taxes are as follows:

                                                    Year Ended December 31,
                                              ---------------------------------
                                                 2001       2000        1999
                                              ---------   ---------   ---------
                                                     (Dollars in thousands)

Current..................................     $   5,894   $   4,501   $   4,857
Deferred.................................          (522)         31        (110)
                                               --------   ---------   ---------
Total....................................     $   5,372   $   4,532   $   4,747
                                              =========   =========   =========

                PROSPERITY BANCSHARES, INC./sm/ AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

     The provision for federal income taxes differs from the amount computed by applying the federal income tax statutory rate on income as follows:

                                                       Year Ended December 31,
                                                    ---------------------------
                                                     2001       2000     1999
                                                    -------   -------   -------
                                                       (Dollars in thousands)

Taxes calculated at statutory rate ...........      $ 6,415   $ 5,179   $ 4,821
Increase (decrease) resulting from:
        Tax-exempt interest ..................         (702)     (550)     (359)
        Qualified Zone Academy Bond credit ...         (373)     (379)       --
        Dividends received deduction .........         (329)     (156)       --
        Amortization of goodwill .............          262       200       138
        Other, net ...........................           99       238       147
                                                    -------   -------   -------
Total ........................................      $ 5,372   $ 4,532   $ 4,747
                                                    =======   =======   =======

     Deferred tax assets and liabilities are as follows:

                                                           December 31,
                                                         -----------------
                                                          2001      2000
                                                         -------   -------
                                                         (Dollars in thousands)
Deferred tax assets:
        Allowance for credit losses ..............       $   994   $   461
        Nonaccrual loan interest .................           104        --
        Accrued liability ........................           105        --
        Other ....................................            31       116
                                                         -------   -------
Total deferred tax assets ........................         1,234       577
                                                         -------   -------

Deferred tax liabilities:
        Allowance for credit losses ..............       $    --   $    (1)
        Accretion on investments .................          (545)     (360)
        Bank premises and equipment ..............        (1,046)   (1,198)
        Unrealized gain on available for sale
           securities ............................          (117)     (312)
           FHLB dividends ........................          (125)       --
           Transfer from Heritage Bank ...........           (32)       --
           Other .................................           (--)     (276)
                                                         -------   -------
Total deferred tax liabilities ...................        (1,865)   (2,147)
                                                         -------   -------

Net deferred tax liabilities .....................       $  (631)  $(1,570)
                                                         =======   =======

                PROSPERITY BANCSHARES, INC./sm/ AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

13.  STOCK INCENTIVE PROGRAM

          During 1995, the Company's Board of Directors approved a stock option plan (the "1995 Plan") for executive officers and key associates to purchase common stock of Bancshares. On May 31, 1995, the Company granted 260,000 options (after stock split) which vest over a ten-year period beginning on the date of grant. The options were granted at an average exercise price of $4.40 (after stock split). Compensation expense was not recognized for the stock options granted under the 1995 Plan because the options had an exercise price approximating the fair value of Bancshares' common stock at the date of grant. The maximum number of shares reserved for issuance pursuant to options granted under the 1995 Plan is 340,000 (after stock split).

          During 1998, the Company's Board of Directors and shareholders approved a second stock option plan (the "1998 Plan") which authorizes the issuance of up to 460,000 shares of the common stock of Bancshares under both "non-qualified" and "incentive" stock options to employees and "non-qualified" stock options to directors who are not employees. The 1998 Plan also provides for the granting of restricted stock awards, stock appreciation rights, phantom stock awards and performance awards on substantially similar terms. Compensation expense was not recognized for the stock options granted under the 1998 Plan because the options had an exercise price approximating the fair value of Bancshares' common stock at the date of grant. Options to purchase 92,000 shares of Bancshares' common stock have been granted under the 1998 Plan.

          On February 23, 2001, the Company consummated its merger with Commercial. The options to purchase shares of Commercial common stock which were outstanding at the effective time of the merger were converted into options to purchase 13,330 shares of Bancshares' common stock at exercise prices ranging from $1.45 to $10.32 per share. The converted options are governed by the original plans under which they were issued.

                                                                       Year Ended December 31,
                                                    ---------------------------------------------------------------
                                                            2001                2000                  1999
                                                    -------------------   -------------------   -------------------
                                                              Weighted-             Weighted-             Weighted-
                                                    Number     Average    Number     Average    Number     Average
                                                      of      Exercise      of      Exercise      of      Exercise
                                                    Options     Price     Options    Price      Options     Price
                                                    -------   ---------   -------   ---------   -------   ---------
Options outstanding, beginning of period ....       243,390    $ 5.06     325,000    $ 4.80     335,500    $ 4.56
Options granted .............................        92,000     20.01       4,340     10.32      12,000     12.75
Options forfeited ...........................        (5,000)    20.01      (9,750)     3.77          --        --
Options exercised ...........................       (65,300)     4.68     (76,200)     4.40     (22,500)     4.40
                                                    -------               -------               -------
Options outstanding, end of period ..........       265,090    $ 8.94     243,390    $ 5.06     325,000    $ 4.80
                                                    =======    ======     =======    ======     =======    ======

          At December 31, 2001, there were 261,100 options exercisable under all plans. During 2001, 65,300 options were exercised.

          On April 18, 2001, the Company granted 92,000 options under the 1998 Plan. The options were granted at an exercise price of $20.01. Compensation expense was not recorded for the stock options because the exercise price approximated the fair value of common stock at the date of grant.

          On May 4, 1999, the Company granted 12,000 options under the 1995 Plan. The options were granted at an exercise price of $12.75. Compensation expense was not recorded for the stock options because the exercise price approximated the fair value of common stock at the date of grant.

          On February 10, 1998, the Company granted 60,000 options under the 1995 Plan. The options were granted at an exercise price of $6.25 (after stock split). Compensation expense was not recorded for the stock options because the exercise price approximated the fair value of common stock at the date of grant.

          The weighted-average fair value of the stock options on the grant dates was $0.39, $0.81, $2.85 and $4.83 in 1995, 1998, 1999 and 2001
respectively. The weighted-average remaining contractual life of options outstanding as of December 31, 2001 was 3.42, 6.17, 7.42 and 9.33 years for the options granted in 1995, 1998, 1999 and 2001, respectively. The fair value of each stock options was estimated using an option-pricing model with the following assumptions: (1) for the options granted in 1995, risk-free interest rate of 6.49%; dividend yield of 4.54%; and an expected life of 6.5 years; (2) for the options granted in 1998, risk-free interest rate of 5.87%; dividend yield of 3.20%; and an expected life of 6.5 years; (3) for the options granted in 1999, risk-free interest rate

                PROSPERITY BANCSHARES, INC./sm/ AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

of 5.765%; dividend yield of 1.57%; and an expected life of 4.5 years; and (4) for the options granted in 2001, risk-free interest rate of 5.383%; dividend yield of 1.95%; and an expected life of 4.5 years.

          If compensation expense had been recorded based on the fair value at the grant date for awards consistent with SFAS No. 123, the Company's net income would have been $12.9 million, $10.7 million, and $9.4 million for the years ended December 31, 2001, 2000 and 1999, respectively. Diluted earnings per share would have been $1.57, $1.30 and $1.15 for the years ended December 31, 2001, 2000 and 1999, respectively.

14.  PROFIT SHARING PLAN

          The Company has adopted a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code whereby participants may contribute up to 15% of their compensation. Matching contributions are made at the discretion of the Company. Such matching contributions were approximately $351,000, $327,000 and $292,000, for the years ended December 31, 2001, 2000 and 1999, respectively.

15.  COMMITMENTS AND CONTINGENCIES

Leases -- A summary of noncancelable future operating lease commitments as of December 31, 2001 follows (dollars in thousands):

2002......................................                        $     765
2003......................................                              556
2004......................................                              556
2005......................................                              194
2006......................................                              194
                                                                  ---------
Total.....................................                        $   2,265
                                                                  =========

          It is expected that in the normal course of business, expiring leases will be renewed or replaced by leases on other property or equipment.

          Rent expense under all noncancelable operating lease obligations aggregated approximately $957,000 for the year ended December 31, 2001, $834,000 for the year ended December 31, 2000 and $620,000 for the year ended December 31, 1999.

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

          To meet the capital adequacy requirements, the Company and the Bank must maintain minimum capital amounts and ratios as defined in the regulations. Management believes, as of December 31, 2001 and 2000, that the Company and the Bank met all capital adequacy requirements to which they are subject.

          At December 31, 2001, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There have been no conditions or events since that notification which management believes have changed the Bank's category.

                PROSPERITY BANCSHARES, INC./sm/ AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

     The following is a summary of the Company's and the Bank's capital ratios at December 31, 2001 and 2000 (dollars in thousands):

                                                                                           To Be Well
                                                                                       Capitalized Under
                                                                       For Capital      Prompt Corrective
                                                     Actual        Adequacy Purposes    Action Provisions
                                                 ---------------   -----------------   ------------------
                                                 Amount    Ratio    Amount    Ratio    Amount      Ratio
                                                 -------   -----    -------   -----    ------      -----
CONSOLIDATED:
As of December 31, 2001:
     Total Capital
       (to Risk Weighted Assets)..........       $98,852   19.52%   $40,509    8.0%       N/A        N/A
     Tier I Capital
       (to Risk Weighted Assets)..........       $92,867   18.34%   $20,254    4.0%       N/A        N/A
     Tier I Capital
       (to Average Assets)................       $92,867    7.57%   $36,781    3.0%       N/A        N/A
As of December 31, 2000:
     Total Capital
       (to Risk Weighted Assets)..........       $73,249   14.93%   $39,252    8.0%       N/A        N/A
     Tier I Capital
       (to Risk Weighted Assets)..........       $67,725   13.80%   $19,626    4.0%       N/A        N/A
     Tier I Capital
       (to Average Assets)................       $67,725    6.17%   $32,945    3.0%       N/A        N/A

                                                                                           To Be Well
                                                                                       Capitalized Under
                                                                     For Capital       Prompt Corrective
                                                     Actual        Adequacy Purposes     Action Provisions
                                                 ---------------   -----------------   -------------------
                                                 Amount    Ratio     Amount   Ratio      Amount    Ratio
                                                 ------    -----     ------   -----      -------   -----
BANK ONLY:
As of December 31, 2001:
     Total Capital
       (to Risk Weighted Assets)..........       $85,584   16.90%    $40,502   8.0%      $50,628    10.0%
     Tier I Capital
       (to Risk Weighted Assets)..........       $79,599   15.72%    $20,251   4.0%      $30,377     6.0%
     Tier I Capital
       (to Average Assets)................       $79,599    6.50%    $36,751   3.0%      $61,251     5.0%
   As of December 31, 2000:
     Total Capital
       (to Risk Weighted Assets)..........       $72,206   14.73%    $39,207   8.0%      $49,009    10.0%
     Tier I Capital
       (to Risk Weighted Assets)..........       $66,682   13.61%    $19,604   4.0%      $29,405     6.0%
     Tier I Capital
       (to Average Assets)                       $66,682    6.10%     32,809   3.0%      $54,682     5.0%

          Dividends paid by Bancshares and the Bank are subject to restrictions by certain regulatory agencies. There was an aggregate of $25.4 million and $32.7 million available for payment of dividends by Bancshares and by the Bank to Bancshares, respectively, at December 31, 2001 under these restrictions. Dividends paid by Bancshares during the years ended December 31, 2001 and 2000 were $3.2 million and $2.8 million, respectively. There were $2.3 million of dividends paid by the Bank to Bancshares during the year ended 2001 and $900,000 paid by the Bank to Bancshares during the year ended 2000.

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

                PROSPERITY BANCSHARES, INC./sm/ AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

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

          Company-Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trusts - The fair value of the Company-Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trusts was calculated using the quoted market price at December 31, 2001 and 2000.

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

          The estimated fair values of the Company's interest-earning financial instruments are as follows (dollars in thousands):

                                                                             December 31,
                                                     --------------------------------------------------------
                                                                2001                          2000
                                                     --------------------------    --------------------------
                                                      Carrying          Fair        Carrying         Fair
                                                       Amount           Value        Amount          Value
                                                     -----------    -----------    -----------    -----------
Financial assets:
        Cash and due from banks ..................   $    41,005    $    41,005    $    35,709    $    35,709
        Federal funds sold and other temporary
          investments ............................           715            715         62,369         62,369
        Held to maturity securities ..............       270,089        274,227        252,179        250,172
        Available for sale securities ............       482,233        482,233        334,773        334,773
        Loans ....................................       424,400        434,441        411,203        422,536
        Less allowance for credit losses .........        (5,985)        (5,985)        (5,523)        (5,523)
                                                     -----------    -----------    -----------    -----------
Total ............................................   $ 1,212,457    $ 1,226,636    $ 1,090,710    $ 1,100,036
                                                     ===========    ===========    ===========    ===========
Financial liabilities:
        Deposits .................................   $ 1,123,397    $ 1,128,732    $ 1,033,546    $ 1,035,241
        Company-obligated mandatorily redeemable
          trust preferred securities of subsidiary
          trusts .................................        27,000         28,741         12,000         11,119
        Federal Home Loan Bank Advances ..........         4,775          4,775             --             --
        Federal funds purchased and other
         borrowings ..............................        13,305         17,743         13,931         13,931
                                                     -----------    -----------    -----------    -----------
Total ............................................   $ 1,168,477    $ 1,179,991    $ 1,059,477    $ 1,060,291
                                                     ===========    ===========    ===========    ===========

          The differences in fair value and carrying value of commitments to extend credit and standby letters of credit were not material at December 31, 2001 and 2000.

                PROSPERITY BANCSHARES, INC./sm/ AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

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

18   TRUST PREFERRED SECURITIES

          In July 2001, the Company formed Prosperity Statutory Trust II ("Trust II") and on July 31, 2001, Trust II issued 15,000 Floating Rate Capital Securities (the "Capital Securities") with an aggregate liquidation value of $15,000,000 to a third party. Concurrent with the issuance of the Capital Securities, Trust II issued trust common securities to the Company in the aggregate liquidation value of $464,000. The proceeds of the issuance of the Capital Securities and trust common securities were invested in the Company's Floating Rate Junior Subordinated Deferrable Interest Debentures (the "Floating Rate Debentures"). The Floating Rate Debentures will mature on July 31, 2031, which date may be shortened to a date not earlier than July 31, 2006, if certain conditions are met (including the Company having received prior approval of the Federal Reserve and any other required regulatory approvals). These Floating Rate Debentures, which are the only assets of Trust II, are subordinate and junior in right of payment to all present and future senior indebtedness (as defined in the Indenture dated July 31, 2001) of the Company. The Floating Rate Debentures will accrue interest at a floating rate equal to 3-month LIBOR plus 3.58%, not to exceed 12.50%, payable quarterly. The annual interest rate on the Debentures for the period from October 31, 2001 through December 31, 2001 was equal to 5.85%. The quarterly distributions on the Capital Securities will be paid at the same rate that interest is paid on the Floating Rate Debentures.

          The Company has fully and unconditionally guaranteed the Trust II's obligations under the Capital Securities. Trust II must redeem the Capital Securities when the Floating Rate Debentures are paid at maturity or upon any earlier prepayment of the Floating Rate Debentures. The Floating Rate Debentures may be prepaid if certain events occur, including a change in the tax status or regulatory capital treatment of the Capital Securities or a change in existing laws that requires Trust II to register as an investment company.

          For financial reporting purposes, Trust II is treated as a subsidiary of the Company and consolidated in the corporate financial statements. The Capital Securities are treated as Tier 1 capital by the Federal Reserve. The treatment of the Capital Securities as Tier 1 capital, in addition to the ability to deduct the expense of the Floating Rate Debentures for federal income tax purposes, provided the Company with a cost-effective method of raising capital. The Company received net proceeds of $14.5 million, which will be used for the general corporate purposes of the Company and the Bank, including supporting continued expansion activities in the Houston metropolitan area and surrounding counties through the establishment and/or acquisition of additional Banking Centers and possible acquisitions.

          In November 1999, the Company formed Prosperity Capital Trust I, a business trust formed under the laws of the State of Delaware ("Trust I"). Trust I issued $12.0 million of 9.60% Trust Preferred Securities and invested the proceeds thereof in the 9.60% Junior Subordinated Deferrable Interest Debentures (the "Fixed Rate Debentures") issued by the Company. The Fixed Rate Debentures will mature on November 17, 2029, which date may be shortened to a date not earlier than November 17, 2004, if certain conditions are met (including the Company having received prior approval of the Federal Reserve and any other required regulatory approvals). The Trust Preferred Securities will be subject to mandatory redemption if the Fixed Rate Debentures are repaid by the Company. The Fixed Rate Debentures may be prepaid if certain events occur, including a change in the tax status or regulatory capital treatment of the Trust Preferred Securities. In each case, redemption will be made at par, plus the accrued and unpaid distributions thereon through the redemption date.

                PROSPERITY BANCSHARES, INC./sm/ AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

19.  PARENT COMPANY ONLY FINANCIAL STATEMENTS

                           PROSPERITY BANCSHARES, INC.
                              (Parent Company Only)
                                 BALANCE SHEETS

                                                                December 31,
                                                          ----------------------
                                                            2001          2000
                                                          ---------    ---------
                                                          (Dollars in thousands)
ASSETS
     Cash .............................................   $  13,331    $    433
     Investment in subsidiaries .......................      98,485      86,879
     Investment in Prosperity Capital Trust I .........         380         380
     Investment in Prosperity Statutory Trust II ......         464          --
     Goodwill, net ....................................       3,983       4,448
     Other assets .....................................          83         791
                                                          ---------    --------
           TOTAL ......................................   $ 116,726    $ 92,931
                                                          =========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
     Accrued interest payable and other liabilities ...   $     157    $    218
     Junior subordinated debentures ...................      27,844      12,380
                                                          ---------    --------
           Total liabilities ..........................      28,001      12,598
                                                          ---------    --------

SHAREHOLDERS' EQUITY:
     Common stock .....................................       8,109       8,075
     Capital surplus ..................................      24,955      26,006
     Retained earnings ................................      55,462      45,665
     Unrealized losses on available
       for sale securities, net of tax ................         217         605
     Less treasury stock, at cost (3,576 shares at
       December 31, 2001 and 2000, respectively) ......         (18)        (18)
                                                          ---------    --------
           Total shareholders'  equity ................      88,725      80,333
                                                          ---------    --------

TOTAL .................................................   $ 116,726    $ 92,931
                                                          =========    ========

                PROSPERITY BANCSHARES, INC./sm/ AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

                           PROSPERITY BANCSHARES, INC.
                              (Parent Company Only)
                              STATEMENTS OF INCOME

                                                For the Years Ended December 31,
                                                --------------------------------
                                                 2001         2000        1999
                                                --------    --------    --------
                                                      (Dollars in thousands)

OPERATING INCOME:
      Dividends from subsidiaries ..........    $  2,272    $     --    $    --
      Other income .........................          --           2         --
                                                --------    --------    -------

           Total income ....................       2,272           2         --
                                                --------    --------    -------

OPERATING EXPENSE:
      Amortization of goodwill .............         466         466        466
      Minority expense trust preferred
        securities .........................       1,580       1,151        142
      Other expenses .......................         158          81        103
                                                --------    --------    -------

            Total operating expense ........       2,204       1,698        711
                                                --------    --------    -------

INCOME BEFORE INCOME TAX BENEFIT AND
   EQUITY IN UNDISTRIBUTED EARNINGS OF
   SUBSIDIARIES ............................          68      (1,696)      (711)
FEDERAL INCOME TAX BENEFIT .................         716         535        189
                                                --------    --------    -------

INCOME BEFORE EQUITY IN UNDISTRIBUTED
   EARNINGS OF SUBSIDIARIES ................         784      (1,161)      (522)
EQUITY IN UNDISTRIBUTED EARNINGS OF
   SUBSIDIARIES ............................      12,174      11,862      9,953
                                                --------    --------    -------

NET INCOME .................................    $ 12,958    $ 10,701    $ 9,431
                                                ========    ========    =======

                PROSPERITY BANCSHARES, INC./sm/ AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

                           PROSPERITY BANCSHARES, INC.
                              (Parent Company Only)
                            STATEMENTS OF CASH FLOWS

                                                     For the Years Ended December 31,
                                                     --------------------------------
                                                       2001        2000        1999
                                                     --------    --------    --------
                                                           (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ....................................   $ 12,958    $ 10,701    $  9,431
   Adjustments to reconcile net income
     to net cash provided by operating activities:
     Equity in undistributed earnings
       of subsidiaries ...........................    (12,175)    (10,962)     (9,173)
     Amortization of goodwill ....................        466         466         466
        Decrease (increase) in other assets ......        708        (190)       (193)
     (Decrease) increase in accrued interest
        payable ..................................        (61)       (142)        150
     Cash paid in lieu of fractional shares ......         --         (15)         --
     Increase (decrease) in other liabilities ....         --          15          (6)
                                                     --------    --------    --------
         Total adjustments .......................    (11,062)    (10,828)     (8,756)
                                                     --------    --------    --------
         Net cash flows provided by (used in)
              operating activities ...............      1,896        (127)        675
                                                     --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital contribution to subsidiary ............         --          --        (381)
                                                     --------    --------    --------
         Net cash flows used in
              investing activities ...............         --          --        (381)
                                                     --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock ......................        306         335          99
   Initial public offering costs .................         --          --        (113)
   Trust preferred securities issuance cost ......       (476)        (90)       (560)
   Payments of cash dividends ....................     (3,161)     (2,755)     (1,801)
   Transfer to Bank ..............................         --          --     (18,000)
   Cash paid to dissenting shareholders ..........       (667)         --          --
   Proceeds from issuance of junior
       subordinated debentures ...................     15,000          --      12,380
                                                     --------    --------    --------
         Net cash flows provided by (used in)
              financing activities ...............     11,002      (2,510)     (7,995)
                                                     --------    --------    --------
NET INCREASE  (DECREASE) IN CASH
   AND CASH EQUIVALENTS ..........................     12,898      (2,637)     (7,701)
CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD .....................................        433       3,070      10,771
                                                     --------    --------    --------
CASH AND CASH EQUIVALENTS, END OF
   PERIOD ........................................   $ 13,331    $    433    $  3,070
                                                     ========    ========    ========

                 PROSPERITY BANCSHARES, INC.sm AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

20.  SUBSEQUENT EVENT (Unaudited)

          On February 22, 2002, the Company entered into a definitive agreement with American Bancorp of Oklahoma, Inc. to acquire one of its subsidiary banks, Texas Guaranty Bank, N.A., headquartered in Houston, Texas for $11.8 million in cash. Following the acquisition, Texas Guaranty Bank will be merged into Prosperity Bank. The Company will not complete the acquisition unless customary closing conditions are satisfied or waived, including receipt of the necessary regulatory approvals and consents from applicable regulatory agencies including the Federal Reserve Board, the Texas Banking Department and the Federal Deposit Insurance Corporation. Texas Guaranty Bank operates three banking offices in the western portion of the greater Houston metropolitan area. As of December 31, 2001, Texas Guaranty Bank had total assets of $82.2 million, total loans of $59.7 million, total deposits of $62.9 million and shareholders' equity of $9.4 million.