Form 10-Q
period 2002-03-31
PROSPERITY BANCSHARES INC
filed 2002-05-15
CIK 1068851

(Mark One)             SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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
Yes   X     No
    -----     -----

As of May 10, 2002, there were 8,122,035 shares of the registrant's Common Stock, par value $1.00 per share, outstanding.

PROSPERITY BANCSHARES, INC.(SM) AND SUBSIDIARIES
INDEX TO FORM 10-Q


PART I - FINANCIAL INFORMATION                                                                  Page
Item 1. Interim Financial Statements........................................................      3
         Consolidated Balance Sheets as of March 31, 2002 (unaudited) and
           December 31, 2001................................................................      3
         Consolidated Statements of Income for the Three Months
           Ended March 31, 2002 and 2001 (unaudited)........................................      4
         Consolidated Statements of Shareholders' Equity for the Year Ended December 31,
           2001 and for the Three Months Ended March 31, 2002 (unaudited)...................      5
         Consolidated Statements of Cash Flows for the Three Months Ended March 31,
           2002 and 2001 (unaudited)........................................................      6
         Notes to Interim Consolidated Financial Statements.................................      7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
           Operations.......................................................................      9
Item 3.  Quantitative and Qualitative Disclosures about Market Risk.........................     18

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..................................................................     18
Item 2.  Changes in Securities and Use of Proceeds..........................................     18
Item 3.  Defaults upon Senior Securities....................................................     18
Item 4.  Submission of Matters to a Vote of Security Holders................................     18
Item 5.  Other Information..................................................................     18
Item 6.  Exhibits and Reports on Form 8-K...................................................     18
Signatures..................................................................................     19

PART I - FINANCIAL INFORMATION
ITEM 1.  INTERIM FINANCIAL STATEMENTS

               PROSPERITY BANCSHARES, INC.(SM) AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                  March 31,    December 31,
                                                                                    2002          2001
                                                                                 ---------     -----------
                                                                                (unaudited)
                                                                                   (Dollars in thousands,
                                                                                     except share data)
   ASSETS
Cash and due from banks .....................................................   $    26,131    $    41,005
Federal funds sold ..........................................................           693            715
                                                                                -----------    -----------
      Total cash and cash equivalents .......................................        26,824         41,720
Interest-bearing deposits in financial institutions .........................           198            198
Available for sale securities, at fair value (amortized cost
   of $460,450 (unaudited) and $481,899, respectively) ......................       461,349        482,233
Held to maturity securities, at cost (fair value of $339,667
   (unaudited) and $274,227, respectively) ..................................       336,170        270,089
Loans .......................................................................       420,916        424,400
Less allowance for credit losses ............................................        (6,126)        (5,985)
                                                                                -----------    -----------
              Loans, net ....................................................       414,790        418,415
Accrued interest receivable .................................................         8,784          8,466
Goodwill (net of accumulated amortization of $6,354
   (unaudited) and $6,354, respectively) ....................................        22,641         22,641
Bank premises and equipment, net ............................................        15,415         15,077
Other assets ................................................................         3,466          3,486
                                                                                -----------    -----------
TOTAL .......................................................................   $ 1,289,637    $ 1,262,325
                                                                                ===========    ===========
   LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
   Deposits:
       Noninterest-bearing ..................................................   $   179,010    $   188,832
       Interest-bearing .....................................................       963,351        934,565
                                                                                -----------    -----------
              Total deposits ................................................     1,142,361      1,123,397
   Other borrowings .........................................................        19,142         18,080
   Accrued interest payable .................................................         2,384          2,869
   Other liabilities ........................................................         5,969          2,254
                                                                                -----------    -----------
              Total liabilities .............................................     1,169,856      1,146,600
COMPANY-OBLIGATED MANDATORILY
  REDEEMABLE TRUST PREFERREED SECURITIES
  OF SUBSIDIARY TRUSTS ....................................................        27,000         27,000
SHAREHOLDERS' EQUITY:
   Common stock, $1 par value; 50,000,000 shares authorized; 8,123,611
     (unaudited) and 8,109,011 shares issued at March 31, 2002 and
     December 31, 2001, respectively; 8,120,035 (unaudited) and
     8,105,435 shares outstanding at March 31, 2002
     and December 31, 2001, respectively ....................................         8,124          8,109
   Capital surplus ..........................................................        25,005         24,955
   Retained earnings ........................................................        59,060         55,462
   Accumulated other comprehensive income -- net unrealized
      gains on available for sale securities, net of  tax
      of $328 (unaudited) and $117, respectively ............................           610            217
   Less treasury stock, at cost, 3,576 shares at March 31,
      2002 (unaudited) and December 31, 2001, respectively ..................           (18)           (18)
                                                                                -----------    -----------
              Total shareholders' equity ....................................        92,781         88,725
                                                                                -----------    -----------
TOTAL .......................................................................   $ 1,289,637    $ 1,262,325
                                                                                ===========    ===========


            See notes to interim consolidated financial statements.

               PROSPERITY BANCSHARES, INC.(SM) AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (UNAUDITED)

                                                             Three Months Ended
                                                                 March 31,
                                                         ---------------------------
                                                           2002              2001
                                                         ---------         --------
                                                           (Dollars in thousands,
                                                           except per share data)
INTEREST INCOME:
Loans, including fees.................................   $   7,756         $  8,873
Securities:
 Taxable..............................................       9,816            8,778
 Nontaxable...........................................         390              378
 70% nontaxable preferred dividends...................         352              311
Federal funds sold....................................          64              965
Deposits in financial institutions....................           2               15
                                                         ---------         --------
 Total interest income................................      18,380           19,320
                                                         ---------         --------

INTEREST EXPENSE:
  Deposits............................................       6,149            9,766
  Note payable and other borrowings...................         207              170
                                                         ---------         --------
    Total interest expense............................       6,356           10,019
                                                         ---------         --------

    NET INTEREST INCOME...............................      12,024            9,301
PROVISION FOR CREDIT LOSSES...........................         120               --
                                                         ---------         --------
NET INTEREST INCOME AFTER PROVISION
  FOR CREDIT LOSSES...................................      11,904            9,301
                                                         ---------         --------

NONINTEREST INCOME:
  Customer service fees...............................       1,858            1,788
  Other...............................................         303              247
                                                         ---------         --------
   Total noninterest income...........................       2,161            2,035
                                                          --------         --------

NONINTEREST EXPENSE:
  Salaries and employee benefits......................       3,909            3,335
  Net occupancy expense...............................         479              516
  Data processing.....................................         457              505
  Goodwill amortization...............................          --              341
  Depreciation expense................................         373              415
  Minority interest trust preferred securities........         498              288
  Merger related expenses.............................          --            2,425
  Other...............................................       1,946            1,304
                                                         ---------         --------
   Total noninterest expense..........................       7,662            9,129
                                                         ---------         --------

INCOME BEFORE INCOME TAXES............................       6,403            2,207
PROVISION FOR INCOME TAXES............................       1,912              540
                                                         ---------         --------

NET INCOME............................................   $   4,491         $  1,667
                                                         =========         ========

EARNINGS PER SHARE
Basic.................................................   $    0.55         $   0.21
                                                         =========         ========

Diluted...............................................   $    0.54         $   0.20
                                                         =========         ========


            See notes to interim consolidated financial statements.

               PROSPERITY BANCSHARES, INC.(SM) AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                            Accumulated
                                                                                               Other
                                                                                           Comprehensive
                                                                                           Income -- Net
                                                  Common Stock                            Unrealized Gain
                                               -------------------                       (Loss) on Avail-                Total
                                                                      Capital   Retained   able for Sale    Treasury  Shareholders'
                                                Shares      Amount    Surplus   Earnings    Securities        Stock     Equity
                                               --------   --------    -------   -------- ----------------  ---------  -------------
                                                              (Amounts in thousands, except share data)
BALANCE AT JANUARY 1, 2001.................   8,075,486   $  8,075   $ 26,006   $ 45,665  $       605     $     (18) $     80,333

Net income.................................                                       12,958                                   12,958
     Net change in unrealized gain on
       available for sale securities.......                                                      (388)                       (388)
                                                                                                                     ------------
     Total comprehensive income............                                                                                12,570
                                                                                                                     ------------
     Cash paid to dissenting shareholders in
       connection with the issuance of common
       stock in exchange for common stock of
       Commercial Bancshares, Inc..........     (31,775)       (32)      (815)                                               (847)
       Trust preferred issuance costs......                              (476)                                               (476)
     Sale of common stock..................      65,300         66        240                                                 306
     Cash dividends declared...............                                       (3,161)                                  (3,161)
                                              ---------   --------   --------   --------  -----------     ---------  ------------

BALANCE AT DECEMBER 31, 2001...............   8,109,011   $  8,109   $ 24,955   $ 55,462  $       217     $     (18) $     88,725

     Net income (unaudited)................                                        4,491                                    4,491
     Net change in unrealized gain  on
       available for sale securities
       (unaudited) ........................                                                       393                         393
                                                                                                                     ------------
     Total comprehensive income
       (unaudited) ........................                                                                                 4,884
                                                                                                                     ------------
     Sale of common stock (unaudited)......      14,600         15         50                                                  65
     Cash dividends declared (unaudited)...                                         (893)                                    (893)
                                              ---------   --------   --------   --------  -----------     ---------  ------------
BALANCE AT MARCH  31, 2002
     (unaudited)..........................    8,123,611   $  8,124   $ 25,005   $ 59,060  $       610     $     (18) $     92,781
                                              ==========  ========   ========   ========  ===========     =========  ============

                                          See notes to interim consolidated financial statements.



               PROSPERITY BANCSHARES, INC.(SM) AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                    Three Months Ended
                                                                        March 31,
                                                              -------------------------------
                                                                 2002              2001
                                                              -----------       ----------
                                                                  (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .....................................             $   4,491    $   1,667
   Adjustments to reconcile net income
     to net cash provided by operating activities:
     Depreciation and amortization ................                   373          757
     Provision for credit losses ..................                   120         --
     Net amortization (accretion) of
       discount/premium on investments ............                   785          (88)
     (Loss) gain on sale of premises and
        equipment .................................                   (31)         241
     (Increase) decrease in other assets and
       accrued interest receivable ................                  (298)         517
     Increase in accrued interest payable
       and other liabilities ......................                 3,019        1,193
                                                                ---------    ---------
       Total adjustments ..........................                 3,968        2,620
                                                                ---------    ---------
       Net cash provided by operating activities ..                 8,459        4,287
                                                                ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities and principal
     paydowns of held to maturity securities ......                26,035       96,743
   Purchase of held to maturity securities ........               (92,401)        --
   Proceeds from maturities and principal
     paydowns of available for sale securities ....                36,839       18,322
   Purchase of available for sale securities ......               (15,849)    (190,525)
   Net decrease (increase) in loans ...............                 3,484       (7,445)
   Purchase of bank premises and equipment ........                  (863)        (778)
   Net proceeds acquired from sale of bank premises
        and equipment .............................                   202          557
                                                                ---------    ---------
     Net cash used in investing activities ........               (42,553)     (83,126)
                                                                ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net decrease in noninterest-bearing
     deposits .....................................                (9,822)      (3,128)
   Net increase in interest-bearing deposits ......                28,786       23,575
   Net proceeds (repayments) of line of credit ....                 1,062         (153)
    Cash paid to dissenting shareholders ..........                  --           (667)
   Proceeds from sale of common stock .............                    65          210
   Payments of cash dividends .....................                  (893)        (731)
                                                                ---------    ---------
      Net cash provided by financing activities ...                19,198       19,106
                                                                ---------    ---------

NET DECREASE IN CASH AND CASH
   EQUIVALENTS ....................................             $ (14,896)   $ (59,733)
CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD ......................................                41,720       99,163
                                                                ---------    ---------
CASH AND CASH EQUIVALENTS, END OF
   PERIOD .........................................             $  26,824    $  39,430
                                                                =========    =========


            See notes to interim consolidated financial statements.

               PROSPERITY BANCSHARES, INC.(SM) AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

     The interim consolidated financial statements include the accounts of Prosperity Bancshares, Inc. (the "Company") and its wholly-owned subsidiaries, Prosperity Bank (the "Bank") and Prosperity Holdings, Inc. These financial statements give retroactive effect to the merger of Commercial Bancshares, Inc., a Texas corporation ("Commercial") with and into the Company which was effective on February 23, 2001 and accounted for as a pooling of interests. All significant inter-company transactions and balances have been eliminated.

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

2. INCOME PER COMMON SHARE

     The following table illustrates the computation of basic and diluted earnings per share.

                                                            Three Months Ended
                                                                March 31,
                                                        ------------------------
                                                          2002           2001
                                                        --------       ---------

 Net income available to common shareholders ........   $  4,491       $   1,667

 Weighted average common shares outstanding .........      8,111           8,087
 Potential dilutive common shares ...................        165             171
                                                        --------       ---------
 Weighted average common shares and equivalents
     outstanding ....................................      8,276           8,258
                                                        --------       ---------

 Basic earnings per common share ....................   $   0.55       $    0.21
                                                        ========       =========
 Diluted earnings per common share ..................   $   0.54       $    0.20
                                                        ========       =========

               PROSPERITY BANCSHARES, INC. (SM) AND SUBSIDIARIES
       NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                 MARCH 31, 2002

                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

3. RECENT ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets," which addresses the accounting for goodwill and other intangible assets. SFAS 142 specifies that, among other things, intangible assets with an indefinite useful life and goodwill will no longer be amortized. The standard requires goodwill to be periodically tested for impairment and written down to fair value if considered impaired. The provisions of SFAS 142 were effective for fiscal years beginning after December 15, 2001. For the quarter ended March 31, 2002, the Company did not record $341,000 in goodwill amortization that would have been recorded prior to adoption of SFAS 142.

     In July 2001, FASB issued SFAS 143, Accounting for Asset Retirement Obligations. The statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after September 15, 2002, with earlier application encouraged. The adoption this statement is not expected to have a material impact on the Company's financial position or results of operations.

     In August 2001, the FASB issued SFAS 144, Accounting for Impairment or Disposal of Long-lived Assets. SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. It supersedes, with exceptions, SFAS 121, Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed Of, and is effective for fiscal years beginning after December 15, 2001. Management believes the adoption of this statement will not have a material impact on the Company's financial position or results of operations.

4. RECENT MERGER ACTIVITY

     On May 8, 2002, the Company acquired Texas Guaranty Bank, N.A. for $11.8 million in cash. Texas Guaranty Bank, N.A. operated three (3) offices in the western portion of Houston, Texas, all of which became full service banking centers of Prosperity Bank. As of March 31, 2002, Texas Guaranty Bank, N.A. reported total assets of $79.2 million, total loans of $60.8 million and total deposits of $62.3 million.

     On May 2, 2002, the Company announced that it had entered into a definitive agreement pursuant to which Paradigm Bancorporation, Inc. ("Paradigm") will be merged into Prosperity and Paradigm's subsidiary bank, Paradigm Bank Texas, will be merged into Prosperity Bank. Under terms of the agreement, Prosperity will issue approximately 2.58 million shares of its common stock for all outstanding shares of Paradigm (giving effect to the two for one stock split). Paradigm operates a total of eleven (11) banking offices - six (6) in metropolitan Houston and five (5) in the nearby Southeast Texas cities of Dayton, Galveston, Mont Belvieu, and Winnie. As of March 31, 2002, Paradigm had total assets of $256.7 million, total loans of $170.6 million, total deposits of $230.3 million and shareholders' equity of $18.4 million. The transaction is expected to close before September 30, 2002 and is subject to approval by Paradigm shareholders, approval by regulators and certain closing conditions.

     On April 26, 2002, the Company announced that it had entered into a definitive agreement to acquire The First State Bank in Needville, Texas in a cash transaction. The First State Bank operates one (1) office in Needville, Texas, which will be consolidated (upon completion of the transaction) with Prosperity Bank's full service banking center in Needville. On March 31, 2002, The First State Bank reported total assets of $17.3 million, total deposits of $15.1 million and total loans of $5.3 million. The proposed transaction is subject to approval by The First State Bank shareholders, approval by regulators and certain closing conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Special Cautionary Notice Regarding Forward-Looking Statements

     Statements and financial discussion and analysis contained in this Form 10-Q that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on assumptions and involve a number of risks and uncertainties, many of which are beyond the Company's control. The important factors that could cause actual results to differ materially from the forward-looking statements include, without limitation:

..    changes in interest rates and market prices, which could reduce the
     Company's net interest margins, asset valuations and expense expectations;

..    changes in the levels of loan prepayments and the resulting effects on the value of the Company's loan portfolio;

..    changes in local economic and business conditions which adversely affect the Company's customers and their ability to transact profitable business with the company, including the ability of the Company's borrowers to repay their loans according to their terms or a change in the value of the related collateral;

..    increased competition for deposits and loans adversely affecting rates and terms;

..    the timing, impact and other uncertainties of future acquisitions, including the Company's ability to identify suitable future acquisition candidates, the success or failure in the integration of their operations, and the ability to enter new markets successfully and capitalize on growth opportunities;

..    increased credit risk in the Company's assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of the total loan portfolio;

..    the failure of assumptions underlying the establishment of and provisions made to the allowance for credit losses;

..    changes in the availability of funds resulting in increased costs or reduced liquidity;

..    increased asset levels and changes in the composition of assets and the resulting impact on the Company's capital levels and regulatory capital ratios;

..    the Company's ability to acquire, operate and maintain cost effective and efficient systems without incurring unexpectedly difficult or expensive but necessary technological changes;

..    the loss of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensation levels;

..    changes in statutes and government regulations or their interpretations applicable to financial holding companies and the Company's present and future banking and other subsidiaries, including changes in tax requirements and tax rates; and

..    other risks and uncertainties listed from time to time in the Company's reports filed with the Securities and Exchange Commission.

     The Company undertakes no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless the securities laws require the Company to do so.

RECENT DEVELOPMENTS

     On May 8, 2002, the Company acquired Texas Guaranty Bank, N.A. for $11.8 million in cash. Texas Guaranty Bank, N.A. operated three (3) offices in the western portion of Houston, Texas, all of which became full service banking centers of Prosperity Bank. As of March 31, 2002, Texas Guaranty Bank, N.A. reported total assets of $79.2 million, total loans of $60.8 million and total deposits of $62.3 million.

     On May 8, 2002, the Company announced a two for one stock split to be effected in the form of a 100 percent stock dividend to shareholders of record on May 20, 2002 and payable on May 31, 2002.

     On May 2, 2002, the Company announced that it had entered into a definitive agreement pursuant to which Paradigm Bancorporation, Inc. ("Paradigm") will be merged into Prosperity and Paradigm's subsidiary bank, Paradigm Bank Texas, will be merged into Prosperity Bank. Under terms of the agreement, Prosperity will issue approximately 2.58 million shares of its common stock for all outstanding shares of Paradigm (giving effect to the two for one stock split). Paradigm operates a total of eleven (11) banking offices - six (6) in metropolitan Houston and five (5) in the nearby Southeast Texas cities of Dayton, Galveston, Mont Belvieu, and Winnie. As of March 31, 2002, Paradigm had total assets of $256.7 million, total loans of $170.6 million, total deposits of $230.3 million and shareholders' equity of $18.4 million. The transaction is expected to close before September 30, 2002 and is subject to approval by Paradigm shareholders, approval by regulators and certain closing conditions.

     On April 26, 2002, the Company announced that it had entered into a definitive agreement to acquire The First State Bank in Needville, Texas in a cash transaction. The First State Bank operates one (1) office in Needville, Texas, which will be consolidated (upon completion of the transaction) with Prosperity Bank's full service banking center in Needville. On March 31, 2002, The First State Bank reported total assets of $17.3 million, total deposits of $15.1 million and total loans of $5.3 million. The proposed transaction is subject to approval by the First State Bank shareholders, approval by regulators and certain closing conditions.

OVERVIEW

     Prosperity Bancshares, Inc. (SM) (the "Company") is a registered financial holding company that derives substantially all of its revenues and income from the operation of Prosperity Bank (SM) (the "Bank"). The Bank, which changed its name from First Prosperity Bank(SM) on May 1, 2001, is a full-service bank that provides a broad line of financial products and services to small and medium-sized businesses and consumers through 29 full-service banking locations with eighteen locations in the Greater Houston CMSA and an additional eleven locations in eight contiguous counties located south and southwest of Houston. The Greater Houston CMSA includes Brazoria, Fort Bend, Galveston, Harris, Liberty, and Montgomery counties.

     Total assets were $1.29 billion at March 31, 2002 compared with $1.26 billion at December 31, 2001. Total loans decreased to $420.9 million at March 31, 2002 from $424.4 million at December 31, 2001, a decrease of $3.5 million, or 0.82%. Total deposits were $1.14 billion at March 31, 2002 compared with $1.12 billion at December 31, 2001, an increase of $19.0 million, or 1.7%. Shareholders' equity increased $4.1 million or 4.6%, to $92.8 million at March 31, 2002 compared with $88.7 million at December 31, 2001.

RESULTS OF OPERATIONS AS REPORTED

     Net income available to common shareholders was $4.5 million ($0.54 per common share on a diluted basis) for the quarter ended March 31, 2002 compared with $1.7 million ($0.20 per common share on a diluted basis) for the quarter ended March 31, 2001, an increase of $2.8 million, or 169.4%. The Company posted returns on average common equity of 19.36% and 8.11%, returns on average assets of 1.40% and 0.58% and efficiency ratios of 52.34% and 80.02% for the quarters ended March 31, 2002 and 2001, respectively. The increase in earnings per share, ROAA, ROAE and the efficiency ratio for the quarter ended March 31, 2002 compared with the same period in 2001 was primarily due to $2.4 million in pre-tax merger-related expenses and other charges incurred in the first quarter of 2001 in connection with the merger of Commercial Bancshares, Inc. into the Company.

RESULTS OF OPERATIONS EXCLUDING MERGER RELATED EXPENSES

     Net operating income available to common shareholders, excluding merger-related expenses, was $4.5 million ($0.54 per common share on a diluted basis) for the quarter ended March 31, 2002 compared with net operating income of $3.2 million ($0.39 per common share on a diluted basis) for the quarter ended March 31, 2001, an increase of $1.2 million, or 38.4%. The Company posted returns on average common equity of 19.36% and

15.79%, returns on average assets of 1.40% and 1.12% and efficiency ratios of 52.34% and 58.07% for the quarters ended March 31, 2002 and 2001, respectively.

Net Interest Income

     Net interest income was $12.0 million for the quarter ended March 31, 2002 compared with $9.3 million for the quarter ended March 31, 2001, an increase of $2.7 million, or 29.3%. Net interest income increased as a result of an increase in average interest-earning assets to $1.21 billion for the quarter ended March 31, 2002 from $1.08 billion for the quarter ended March 31, 2001, an increase of $135.7 million, or 12.7%. The net interest margin on a tax equivalent basis increased to 4.15% from 3.65% for the same periods, principally due to a 198 basis point decrease in the rate paid on interest-bearing liabilities from 4.59% for the quarter ended March 31, 2001 to 2.61% for the quarter ended March 31, 2002, partially offset by a 112 basis point decrease in the yield on earning assets from 7.21% for the quarter ended March 31, 2001 to 6.09% for the quarter ended March 31, 2002.

     The Company's net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a "volume change." It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a "rate change."

     The following table sets forth, for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the quarters ended March 31, 2002 and 2001. The table also sets forth the average rate paid on total interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Except as indicated in the footnotes, no tax equivalent adjustments were made and all average balances are daily average balances. Any nonaccruing loans have been included in the table as loans carrying a zero yield.

                                                                            Three Months Ended March 31,
                                               ----------------------------------------------------------------------------------
                                                                  2002                                       2001
                                               -----------------------------------------  ---------------------------------------
                                                  Average       Interest       Average       Average       Interest      Average
                                                Outstanding      Earned/        Yield/     Outstanding      Earned/      Yield/
                                                  Balance         Paid         Rate (4)      Balance         Paid        Rate (4)
                                               -------------   ----------     ----------  -------------    ---------   ----------
                                                                               (Dollars in thousands)
Assets
Interest-earning assets:
  Loans...............................         $  417,098        $  7,756        7.44%      $  407,471     $  8,873       8.71%
  Securities(1).......................            774,623          10,558        5.45          594,526        9,467       6.37
  Federal funds sold and other temporary
   investments........................             16,290              66        1.62           70,339          980       5.57
                                               ----------        --------                   ----------     --------
    Total interest-earning assets.....          1,208,011          18,380        6.09%       1,072,336       19,320       7.21%
                                                                 --------                                   -------
  Less allowance for credit losses....             (6,043)                                      (5,528)
                                               ----------                                   ----------
    Total interest-earning assets, net
     of allowance.....................          1,201,968                                    1,066,808
     Noninterest-earning assets........            78,359                                       88,417
                                               ----------                                    ---------

    Total assets......................         $1,280,327                                   $1,155,225
                                               ==========                                   ==========

Liabilities and shareholders' equity

Interest-bearing liabilities:
  Interest-bearing demand deposits....         $  239,166        $    793        1.33%       $ 197,504      $ 1,489       3.02%
  Savings and money market accounts...            277,795           1,249        1.80          248,346        2,369       3.82
  Certificates of deposit.............            442,152           4,107        3.72          409,791        5,908       5.77
  Federal funds purchased and other
   borrowings.........................             13,933             207        5.94           16,706          253       6.06
                                               ----------        --------                   ----------     --------
    Total interest-bearing
     liabilities......................            973,046           6,356        2.61%         872,347       10,019       4.59%
                                               ----------        --------                   ----------     --------
Noninterest-bearing liabilities:
  Noninterest-bearing demand deposits...          180,491                                      179,400
  Company obligated mandatorily redeemable
    trust preferred securities of subsidiary
    trusts............................             27,000                                       12,000
   Other liabilities..................              7,023                                        9,282
                                               ----------                                   ----------
    Total liabilities.................          1,187,560                                    1,073,029
                                               ----------                                   ----------

Shareholders' equity..................             92,767                                       82,196
                                               ----------                                   ----------

    Total liabilities and shareholders'
      equity............................       $1,280,327                                   $1,155,225
                                               ==========                                   ==========
Net interest rate spread..............                                           3.47%                                    2.62%

Net interest income and margin (2)....                           $ 12,024        3.98%                     $  9,301       3.47%
                                                                 ========                                  ========
Net interest income and margin
 (tax-equivalent basis) (3)...........                           $ 12,531        4.15%                     $  9,782       3.65%
                                                                 ========                                  ========

-----------

(1) Yield is based on amortized cost and does not include any component of unrealized gains or losses.

(2) The net interest margin is equal to net interest income divided by average interest-earning assets.

(3) In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35%.

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

                                                            Three Months Ended March 31,
                                                                    2002 vs. 2001
                                                         -----------------------------------
                                                                Increase
                                                               (Decrease)
                                                                  Due to
                                                         ----------------------
                                                          Volume         Rate         Total
                                                         ---------    ---------    ---------
                                                             (Dollars in thousands)
   Interest-earning assets:
     Loans.........................................     $     210    $  (1,327)   $  (1,117)
     Securities....................................         2,868       (1,777)       1,091
     Federal funds sold and other temporary
       investments.................................          (753)        (161)        (914)
                                                        ---------    ---------    ---------
       Total increase (decrease) in interest
         income....................................         2,325       (3,265)        (940)
                                                        ---------    ---------    ---------

   Interest-bearing liabilities:
     Interest-bearing demand deposits..............           314       (1,010)        (696)
     Savings and money market accounts.............           281       (1,401)      (1,120)
     Certificates of deposit.......................           467       (2,268)      (1,801)
     Federal funds purchased and other borrowings..           (42)          (4)         (46)
                                                        ---------    ---------    ---------
       Total increase (decrease) in interest
         expense...................................         1,020       (4,683)      (3,663)
                                                        ---------    ---------    ---------
   Increase in net interest income.................     $   1,305    $   1,418    $   2,723
                                                        =========    =========    =========

Provision for Credit Losses

     Management actively monitors the Company's asset quality and provides specific loss provisions when necessary. Provisions for credit losses are charged to income to bring the total allowance for credit losses to a level deemed appropriate by management of the Company based on such factors as historical credit loss experience, industry diversification of the commercial loan portfolio, the amount of nonperforming loans and related collateral, the volume growth and composition of the loan portfolio, current economic conditions that may affect the borrower's ability to pay and the value of collateral, the evaluation of the loan portfolio through the internal loan review function and other relevant factors.

     Loans are charged-off against the allowance for credit losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the provision for credit losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations.

     The Company made a $120,000 provision for credit losses for the quarter ended March 31, 2002 compared with no provision for the quarter ended March 31, 2001. For the quarter ended March 31, 2002, net recoveries were $21,000.

Noninterest Income

     The Company's primary sources of noninterest income are service charges on deposit accounts and other banking service related fees. Noninterest income totaled $2.2 million for the three months ended March 31, 2002 compared with $2.0 million for the same period in 2001, an increase of $126,000, or 6.19%.

     The following table presents, for the periods indicated, the major categories of noninterest income:

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                       2002              2001
                                                    -----------      -----------
                                                       (Dollars in thousands)
 Service charges on deposit accounts.............     $1,858           $ 1,788
 Other noninterest income........................        303               247
                                                      ------            ------
   Total noninterest income......................     $2,161           $ 2,035
                                                      ======           =======

Noninterest Expense

     Noninterest expense totaled $7.7 million for the quarter ended March 31, 2002 compared with $9.1 million for the quarter ended March 31, 2001, a decrease of $1.5 million, or 16.1%. The decrease was primarily due to the $2.4 million in merger-related expenses and other charges incurred in connection with the merger of Commercial with the Company in February 2001. The $2.4 million in merger-related charges include closing costs, legal fees, accounting fees, broker fees, employee related costs, and contract terminations. Had the Company not incurred the $2.4 million in merger-related expenses in 2001, noninterest expense for the quarter ended March 31, 2002 would have increased $958,000 or 14.3% compared with the same period in 2001. This increase is principally due to increases in salaries and employee benefits and increases in minority interest expense-trust preferred securities. The following table presents, for the periods indicated, the major categories of noninterest expense:

                                                          Three Months Ended March 31,
                                                          ----------------------------
                                                             2002              2001
                                                          ----------        ----------
                                                             (Dollars in thousands)
 Salaries and employee benefits.......................        $3,909           $3,335
 Non-staff expenses:
      Net occupancy expense...........................           479              516
      Depreciation....................................           373              415
      Data processing.................................           457              505
      Regulatory assessments and FDIC insurance.......            73               51
      Ad valorem and franchise taxes..................           121              126
      Goodwill amortization...........................            --              341
      Minority interest expense-trust preferred
         securities...................................           498              288
      Merger related expenses.........................            --            2,425
      Other...........................................         1,752            1,127
                                                             -------          -------
 Total non-staff expenses.............................         3,753            5,794

 Total noninterest expense............................        $7,662           $9,129
                                                              ======           ======


     Salaries and employee benefit expenses were $3.9 million for the quarter ended March 31, 2002 compared with $3.3 million for the quarter ended March 31, 2001, an increase of $574,000, or 17.2%. The change was principally due to annual employee salary increases and additional accumulations for 2002 anticipated incentive compensation.

     Non-staff expenses decreased $2.0 million, or 35.2%, to $3.8 million for the quarter ended March 31, 2002 compared with the same period in 2001. The decrease was principally due to the $2.4 million one-time merger-related charges. In addition, as a result of a recent accounting change, goodwill amortization decreased from $341,000 to zero for the three months ended March 31, 2002 compared with the same period in 2001.

Goodwill Amortization

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121 and subsequently, SFAS No. 144 after its adoption.

     The Company adopted the provisions of SFAS No. 142 as of January 1, 2002. Goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001 are no longer amortized. For the quarter ended March 31, 2002, the Company did not record $341,000 in goodwill amortization that would have been recorded prior to the adoption of SFAS 142.

Income Taxes

     Income tax expense increased $1.4 million to $1.9 million for the quarter ended March 31, 2002 from $540,000 for the same period in 2001. The increase was primarily attributable to higher pretax net earnings which resulted from an increase in the net interest margin and lower net interest expense for the quarter ended March 31, 2002 when compared to the same period in 2001. In addition, the Company incurred $2.4 million in merger-related expenses during the quarter ended March 31, 2001 which had a tax benefit of approximately $849,000.

FINANCIAL CONDITION

Loan Portfolio

     Total loans were $420.9 million at March 31, 2002, a decrease of $3.5 million, or 0.82% from $424.4 million at December 31, 2001. Period end loans comprised 34.8% of average earning assets at March 31, 2002 compared with 38.0% at December 31, 2001.

     The following table summarizes the loan portfolio of the Company by type of loan as of March 31, 2002 and December 31, 2001:

                                            March 31,           December 31,
                                              2002                  2001
                                       ------------------    -------------------
                                          Amount  Percent       Amount   Percent
                                       ---------  -------     --------   -------
                                                (Dollars in thousands)
  Commercial and industrial........    $  45,774   10.9%    $   46,986    11.1%
  Real estate:
    Construction and land
         development...............       21,205     5.0        20,963     4.9
    1-4 family residential.........      174,946    41.6       175,253    41.3
    Home equity....................       21,142     5.0        20,541     4.8
    Commercial mortgages...........       82,410    19.6        78,446    18.5
    Farmland.......................       11,810     2.8        10,686     2.5
    Multifamily residential........       10,164     2.4         9,694     2.3
  Agriculture......................       16,863     4.0        15,757     3.7
  Other............................        1,026     0.2           953     0.2
  Consumer.........................       35,576     8.5        45,121    10.7
                                        --------   -----      --------    ----
       Total loans.................     $420,916   100.0%    $ 424,400   100.0%
                                        ========   =====     =========   =====


Nonperforming Assets

     The Company had $68,000 in nonperforming assets at March 31, 2002 and $1,000 in nonperforming assets at December 31, 2001.

     The Company generally places a loan on nonaccrual status and ceases accruing interest when the payment of principal or interest is delinquent for 90 days, or earlier in some cases, unless the loan is in the process of collection and the underlying collateral fully supports the carrying value of the loan. The Company generally charges off all loans before attaining nonaccrual status.

     The following table presents information regarding nonperforming assets as of the dates indicated.

                                                     March 31,     December 31,
                                                       2002             2001
                                                    -----------      ---------
                                                      (Dollars in thousands)

Nonaccrual loans.................................   $    1           $     1
Accruing loans 90 or more days past due..........       67                --
                                                    ------           -------
Total nonperforming loans........................       68                 -
Other real estate................................       --                --
                                                    ------           -------
Total nonperforming assets.......................   $   68           $     1
                                                    ======           =======

Allowance for Credit Losses

     Management actively monitors the Company's asset quality and provides specific loss allowances when necessary. Loans are charged-off against the allowance for credit losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. As of March 31, 2002, the allowance for credit losses amounted to $6.1 million, or 1.46% of total loans compared with $6.0 million, or 1.41% of total loans at December 31, 2001.

     Set forth below is an analysis of the allowance for credit losses for the three months ended March 31, 2002 and the year ended December 31, 2001:

                                                         Three Months Ended        Year Ended
                                                           March 31, 2002       December 31, 2001
                                                       ----------------------   -----------------
                                                                 (Dollars in thousands)
   Average loans outstanding..........................      $  417,098               $ 419,553
                                                            ==========               =========

   Gross loans outstanding at end of period...........      $  420,916               $ 424,400
                                                            ==========               =========

   Allowance for credit losses at
     beginning of period..............................      $    5,985               $   5,523
   Provision for credit losses........................             120                     700
   Charge-offs:
     Commercial and industrial........................              (6)                   (180)
     Real estate and agriculture......................             (--)                   (175)
     Consumer.........................................             (17)                    (74)
   Recoveries:
     Commercial and industrial........................              11                      15
     Real estate and agriculture......................               5                     121
     Consumer.........................................              28                      55
                                                            ----------               =========
   Net recoveries (charge-offs).......................              21                    (238)
   Allowance for credit losses at end of period.......         $ 6,126               $   5,985
                                                            ==========               =========
   Ratio of allowance to end of period
     loans............................................            1.46%                   1.41%
   Ratio of net (recoveries) charge-offs to average
     loans............................................           (0.01)%                  0.06%
   Ratio of nonperforming loans to end of
     period loans.....................................            0.02 %                   n/m(1)

----------
(1) Amount not meaningful. Nonperforming loans totaled $1,000 at December 31, 2001.

Securities

     Securities totaled $797.5 million at March 31, 2002 compared with $752.3 million at December 31 2001, an increase of $45.2 million, or 6.0%. At March 31, 2002, securities represented 61.8% of total assets compared with 59.6% of total assets at December 31, 2001.

Premises and Equipment

     Premises and equipment, net of accumulated depreciation, totaled $15.4 million and $15.1 million at March 31, 2002 and December 31, 2001, respectively.

Deposits

     Total deposits were $1.14 billion at March 31, 2002 compared with $1.12 billion at December 31, 2001, an increase of $19.0 million or 16.7%. At March 31, 2002, non-interest bearing deposits accounted for approximately 15.7% of total deposits compared with 16.8% of total deposits at December 31, 2001. Interest-bearing demand deposits totaled $963.4 million, or 84.3%, of total deposits at March 31, 2002 compared with $934.6 million, or 83.2%, of total deposits at December 31, 2001.

Other Borrowings

     Deposits are the primary source of funds for the Company's lending and investment activities. Occasionally, the Company obtains additional funds from the Federal Home Loan Bank ("FHLB") and correspondent banks. At March 31, 2002, the Company had $19.1 million in FHLB borrowings, of which $13.1 million consisted of FHLB notes payable and $6.0 million consisted of FHLB advances. The FHLB advances are secured by a blanket lien on the Bank's first mortgage loans against one-to-four family residential properties. The maturity dates on the FHLB notes payable range from the years 2004 to 2018 and have interest rates ranging from 5.95% to 6.48%. At December 31, 2001, the Company had $18.1 million in FHLB borrowings of which $13.3 million consisted of FHLB notes payable and $4.8 million consisted of FHLB advances.

     At March 31, 2002 and December 31, 2001, the Company had no outstanding borrowings under a revolving line of credit extended by a commercial bank.

Trust Preferred Securities

     At March 31, 2002 and December 31, 2001, the Company's subsidiary trusts had outstanding $27.0 million in trust preferred securities.

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

     Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of March 31, 2002, the Company had cash and cash equivalents of $27.0 million, down from $41.7 million at December 31, 2001.

Capital Resources

     Total shareholders' equity was $92.8 million at March 31, 2002 compared with $88.7 million at December 31, 2001, an increase of $4.1 million, or 4.6%. The increase was due primarily to net earnings of $4.5 million, partially offset by dividends paid of $893,000 for the three months ended March 31, 2002.

     Both the Board of Governors of the Federal Reserve System, with respect to the Company, and the Federal Deposit Insurance Corporation ("FDIC"), with respect to the Bank, have established certain minimum risk-based capital standards that apply to bank holding companies and federally insured banks. As of March 31, 2002, the Company's Tier 1 risk-based capital, total risk-based capital and leverage capital ratios were 18.66%, 19.85% and 7.68%, respectively. As of March 31, 2002, the Bank's risk-based capital ratios were above the levels required for the Bank to be designated as "well capitalized" by the FDIC, with Tier-1 risk-based capital, total risk-based capital and leverage capital ratios of 16.14%, 17.33% and 6.64%, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company manages market risk, which for the Company is primarily interest rate risk, through its Asset Liability Committee which is composed of senior officers of the Company, in accordance with policies approved by the Company's Board of Directors.

     The Company uses simulation analysis to examine the potential effects of market changes on net interest income and market value. It considers macroeconomic variables, Company strategy, liquidity and other factors as it quantifies market risk. There have been no material changes of this nature since the Company's Annual Report on Form 10-K filing on March 8, 2002. See Form 10-K,
Item 7 "Management's Discussion and Analysis and Results of Operations-Interest Rate Sensitivity and Liquidity".

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

     Not  applicable

ITEM 5.  OTHER INFORMATION

     Not  applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits:

     The following exhibits are filed with this quarterly report on Form 10Q.

     2.1 Stock Purchase Agreement dated as of February 22, 2002 by and between Prosperity Bancshares, Inc. and American Bancorp of Oklahoma, Inc.

     2.2 Agreement and Plan of Reorganization dated as of April 26, 2002 by and among Prosperity Bancshares, Inc., Prosperity Bank and The First State Bank

     b. (i) The Company filed a Current Report on Form 8-K under Item 5 of Form 8-K on January 16, 2002 to report the announcement of 2001 fourth quarter and 2001 year-end earnings.

          (ii) The Company filed a Current Report on Form 8-K under Item 5 of Form 8-K on February 22, 2002 to announce that it had entered into a Stock Purchase Agreement with American Bancorp of Oklahoma, Inc. to acquire its wholly-owned subsidiary, Texas Guaranty Bank, N.A., for cash.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  PROSPERITY BANCSHARES, INC.(SM)
                                          (Registrant)

Date:    05/15/02                 /s/ David Zalman
                                  -------------------------------------
                                  David Zalman
                                  Chief Executive Officer/President

Date:    05/15/02                 /s/ David Hollaway
                                  -------------------------------------
                                  David Hollaway
                                  Chief Financial Officer