Form 10-Q
period 2002-06-30
PROSPERITY BANCSHARES INC
filed 2002-08-14
CIK 1068851

                                    FORM 10-Q

                                  UNITED STATES


(Mark One)            SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[x]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                       OR

[_]             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM____________TO___________

                        COMMISSION FILE NUMBER: 000-25051

                          PROSPERITY BANCSHARES, INC.SM
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

Yes     x         No
     ------         -------

As of August 1, 2002, there were 16,279,370 shares of the registrant's Common Stock, par value $1.00 per share, outstanding.

PROSPERITY BANCSHARES, INC.SM AND SUBSIDIARIES
INDEX TO FORM 10-Q

                                                                                          Page
                                                                                          ----
PART I - FINANCIAL INFORMATION

Item 1.  Interim Financial Statements ..................................................    3
         Consolidated Balance Sheets as of June 30, 2002 (unaudited) and
            December 31, 2001 ..........................................................    3
         Consolidated Statements of Income for the Three and Six Months
            Ended June 30, 2002 and 2001 (unaudited) ...................................    4
         Consolidated Statements of Shareholders' Equity for the Year Ended December 31,
            2001 and for the Six Months Ended June 30, 2002 (unaudited) ................    5
         Consolidated Statements of Cash Flows for the Six Months Ended June
            30, 2002 and 2001 (unaudited) ..............................................    6
         Notes to Interim Consolidated Financial Statements ............................    7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
            Operations .................................................................    9
Item 3.  Quantitative and Qualitative Disclosures about Market Risk ....................   20

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings .............................................................   20
Item 2.  Changes in Securities and Use of Proceeds .....................................   20
Item 3.  Defaults upon Senior Securities ...............................................   20
Item 4.  Submission of Matters to a Vote of Security Holders ...........................   20
Item 5.  Other Information .............................................................   21
Item 6.  Exhibits and Reports on Form 8-K ..............................................   21
Signatures .............................................................................   21

                         PART I - FINANCIAL INFORMATION
                      ITEM 1. INTERIM FINANCIAL STATEMENTS

                 PROSPERITY BANCSHARES, INC.SM AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                  June 30,     December 31,
                                                                                    2002           2001
                                                                                  ---------    ------------
                                                                                 (unaudited)
                                                                                  (Dollars in thousands,
                                                                                     except share data)
                       ASSETS

Cash and due from banks ......................................................   $    29,211    $    41,005
Federal funds sold ...........................................................        13,224            715
                                                                                 -----------    -----------
    Total cash and cash equivalents ..........................................        42,435         41,720
Interest-bearing deposits in financial institutions ..........................           198            198
Available for sale securities, at fair value (amortized cost
     of $228,191 (unaudited) and $481,899, respectively) .....................       229,842        482,233
Held to maturity securities, at cost (fair value of $566,992
   (unaudited) and $274,227, respectively) ...................................       556,017        270,089
Loans ........................................................................       478,935        424,400
Less allowance for credit losses .............................................        (6,869)        (5,985)
                                                                                 -----------    -----------
              Loans, net .....................................................       472,066        418,415
Accrued interest receivable ..................................................         9,014          8,466
Goodwill (net of accumulated amortization of $6,354
   (unaudited) and $6,354, respectively) .....................................        25,953         22,641
Core Deposit Intangibles (net of accumulated amortization
     of $4 and $0) ...........................................................           272           --
Bank premises and equipment, net .............................................        16,250         15,077
Other real estate owned ......................................................           157           --
Other assets .................................................................         8,152          3,486
                                                                                 -----------    -----------
TOTAL ASSETS .................................................................   $ 1,360,356    $ 1,262,325
                                                                                 ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY LIABILITIES:
   Deposits:
       Noninterest-bearing ...................................................   $   198,022    $   188,832
       Interest-bearing ......................................................     1,013,911        934,565
                                                                                 -----------    -----------
              Total deposits .................................................     1,211,933      1,123,397
   Federal funds purchased ...................................................          --             --
   Other borrowings ..........................................................        15,477         18,080
   Accrued interest payable ..................................................         2,451          2,869
   Other liabilities .........................................................         6,115          2,254
                                                                                 -----------    -----------
              Total liabilities ..............................................     1,235,976      1,146,600
COMPANY-OBLIGATED MANDATORILY REDEEMABLE
    TRUST PREFERRED SECURITIES OF SUBSIDIARY
    TRUSTS ...................................................................        27,000         27,000
SHAREHOLDERS' EQUITY:
   Common stock, $1.00 par value; 50,000,000 shares authorized; 16,277,222
       (unaudited) and 16,218,022, shares issued at June 30, 2002 and December
       31, 2001, respectively; 16,270,070 (unaudited) and 16,210,870 shares
       outstanding at June 30, 2002 and December 31, 2001, respectively ......        16,277         16,218
   Capital surplus ...........................................................        16,953         16,865
   Retained earnings .........................................................        62,959         55,462
   Accumulated other comprehensive income -- net
          unrealized gain on available for sale securities, net
          of  tax of $661 (unaudited) and $117, respectively .................         1,228            217
   Less treasury stock, at cost, 7,152 shares at June 30,
          2002 (unaudited) and December 31, 2001  ............................           (37)           (37)
                                                                                 -----------    -----------
              Total shareholders' equity .....................................        97,380         88,725
                                                                                 -----------    -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ...................................   $ 1,360,356    $ 1,262,325
                                                                                 ===========    ===========

             See notes to interim consolidated financial statements.

                 PROSPERITY BANCSHARES, INC.SM AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

                                                   Three Months Ended                 Six Months Ended
                                                        June 30,                          June 30,
                                                ---------------------------        ------------------------
                                                    2002            2001              2002           2001
                                                -----------       ---------        ---------       --------
                                                         (Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees ......................    $   8,361         $   8,866        $  16,117       $ 17,739
Securities:
 Taxable. ..................................       10,073             9,415           19,887         18,193
 Nontaxable ................................          378               411              768            789
 70% nontaxable preferred dividends ........          264               344              616            655
Deposits in financial institutions .........            2                 7                6             22
Federal funds sold. ........................           28               100               92          1,065
                                                ---------         ---------        ---------       --------
  Total interest income. ...................       19,106            19,143           37,486         38,463
                                                ---------         ---------        ---------       --------
INTEREST EXPENSE:
  Deposits. ................................        6,040             9,085           12,189         18,851
  Note payable and federal funds sold ......          243               322              450            575
  Other ....................................           --                --               --             --
                                                ---------         ---------        ---------       --------
    Total interest expense .................        6,283             9,407           12,639         19,426
                                                ---------         ---------        ---------       --------
    NET INTEREST INCOME ....................       12,823             9,736           24,847         19,037
PROVISION FOR CREDIT LOSSES ................          120                --              240             --
                                                ---------         ---------        ---------       --------
NET INTEREST INCOME AFTER
   PROVISION FOR CREDIT LOSSES .............       12,703             9,736           24,607         19,037
                                                ---------         ---------        ---------       --------
NONINTEREST INCOME:
  Customer service fees ....................        2,001             1,789            3,859          3,577
  Other ....................................          325               269              628            516
                                                ---------         ---------        ---------       --------
   Total noninterest income ................        2,326             2,058            4,487          4,093
                                                 --------         ---------        ---------       --------
NONINTEREST EXPENSE:
  Salaries and employee benefits ...........        3,405             3,177            7,314          6,512
  Net occupancy expense ....................          516               474              995            990
  Data processing ..........................          506               520              963          1,025
  Core deposit intangible and goodwill
    amortization ...........................            4               340                4            681
  Depreciation expense. ....................          398               383              771            798
  Minority interest trust preferred
    securities .............................          496               288              994            576
  Merger related expenses ..................           --                --               --          2,425
  Other ....................................        2,800             1,555            4,746          2,859
                                                ---------         ---------        ---------       --------
   Total noninterest expense. ..............        8,125             6,737           15,787         15,866
                                                ---------         ---------        ---------       --------
INCOME BEFORE INCOME TAXES. ................        6,904             5,057           13,307          7,264
PROVISION FOR INCOME TAXES .................        2,109             1,487            4,021          2,027
                                                ---------         ---------        ---------       --------
NET INCOME. ................................    $   4,795         $   3,570        $   9,286       $  5,237
                                                =========         =========        =========       ========
EARNINGS PER SHARE
Basic ......................................    $    0.30         $    0.22        $    0.57       $   0.32
                                                =========         =========        =========       ========
Diluted ....................................    $    0.29         $    0.22        $    0.56       $   0.32
                                                =========         =========        =========       ========

             See notes to interim consolidated financial statements.

                 PROSPERITY BANCSHARES, INC.SM AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                         Accumulated
                                                                                            Other
                                                                                        Comprehensive
                                                                                        Income -- Net
                                                                                       Unrealized Gain
                                              Common Stock                             (Loss) on Avail-                Total
                                           -------------------    Capital   Retained    able for Sale     Treasury  Shareholders'
                                            Shares     Amount     Surplus   Earnings     Securities        Stock       Equity
                                           --------   --------    -------   --------     ----------        -----       ------
                                                              (Amounts in thousands, except share data)
BALANCE AT JANUARY 1, 2001............... 16,150,972    $16,151    $17,949    $45,665       $  605          $(37)       $80,333

Net income...............................                                      12,958                                    12,958
  Net change in unrealized gain on
    available for sale securities........                                                  (388)                        (388)
                                                                                                                        -------
  Total comprehensive income.............                                                                                12,570
                                                                                                                        -------
  Cash paid to dissenting shareholders
    in connection with the issuance of
    common stock in exchange for common
    stock of Commercial Bancshares, Inc..    (63,550)       (64)      (783)                                                (847)
    Trust preferred issuance costs.......                             (476)                                                (476)
  Sale of common stock...................    130,600        131        175                                                  306
  Cash dividends declared................                                      (3,161)                                   (3,161)
                                          ----------    -------    -------    -------       ------          ----        -------

BALANCE AT DECEMBER 31, 2001............. 16,218,022    $16,218    $16,865    $55,462       $  217          $(37)       $88,725

  Net income (unaudited).................                                       9,286                                     9,285
  Net change in unrealized gain  on
    available for sale securities
    (unaudited)..........................                                                    1,011                        1,011
 Total comprehensive income (unaudited)..                                                                                10,296
                                                                                                                         ------
  Sale of common stock (unaudited).......     59,200         59         88                                                  147
  Cash dividends declared (unaudited)....                                      (1,789)                                   (1,788)
                                          ----------    -------    -------    -------       ------          ----        -------
BALANCE AT JUNE  30, 2002
     (unaudited)......................... 16,277,222    $16,277    $16,953    $62,959       $1,228          $(37)       $97,380
                                          ==========    =======    =======    =======       ======          ====        =======

             See notes to interim consolidated financial statements.

                 PROSPERITY BANCSHARES, INC.SM AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      Six Months Ended
                                                                          June 30,
                                                               ----------------------------
                                                                  2002              2001
                                                               ----------        ----------
                                                                  (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income. .............................................    $   9,286        $   5,237
   Adjustments to reconcile net income
     to net cash provided by operating activities:
     Depreciation and amortization .........................          775            1,480
     Provision for credit losses ...........................          240               --
     Loss on sale of premises and equipment ................            6              341
     Gain on  sale of other real estate ....................          (67)              --
     Net amortization of premium/discount on  investments ..        1,601              133
     (Increase) decrease in accrued interest receivable
       and  other assets ...................................       (3,252)           1,807
     Increase in accrued interest payable
       and other liabilities ...............................        1,747              654
                                                                ---------        ---------
       Total adjustments ...................................        1,050            4,415
                                                                ---------        ---------
       Net cash provided by operating activities ...........       10,336            9,652
                                                                ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities and principal
     paydowns of held to maturity securities ...............       64,157          131,010
   Purchase of held to maturity securities .................     (105,313)              --
   Proceeds from maturities and principal
     paydowns of available for sale securities .............       52,227           40,746
   Purchase of available for sale securities ...............      (31,912)        (232,446)
   Net increase in loans ...................................       (9,086)         (18,932)
   Purchase of bank premises and equipment .................       (1,009)          (1,028)
   Proceeds from sale of  bank premises and equipment
       and other real estate acquired by foreclosure .......          861              557
   Premium paid for the purchase of Texas Guaranty
       Bank N.A. ...........................................       (3,318)              --
   Net liabilities acquired in the purchase of Texas
       Guaranty Bank, N.A. (net of cash of $12,723) ........        3,815               --
                                                                ---------        ---------
     Net cash used in investing activities .................      (29,578)         (80,093)
                                                                ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net (decrease) in noninterest-bearing deposits. .........       (2,960)          (7,864)
   Net increase in interest-bearing deposits ...............       29,662           24,688
   Repayments of line of credit. ...........................       (5,103)            (308)
   Cash paid to dissenting shareholders ....................           --             (847)
   Payments of cash dividends. .............................       (1,789)          (1,542)
   Sale of common stock ....................................          147              247
                                                                ---------        ---------
       Net cash  provided by financing activities ..........       19,957           14,374
                                                                ---------        ---------
NET INCREASE (DECREASE) OF CASH AND CASH EQUIVALENTS. ......    $     715        $ (56,067)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD .............       41,720           99,163
                                                                ---------        ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD. ..................    $  42,435        $  43,096
                                                                =========        =========

             See notes to interim consolidated financial statements.

                 PROSPERITY BANCSHARES, INC.SM AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

1. BASIS OF PRESENTATION

     The interim consolidated financial statements include the accounts of Prosperity Bancshares, Inc. SM (the "Company") and its wholly-owned subsidiaries, Prosperity Bank SM (the "Bank") and Prosperity Holdings, Inc. On May 31, 2002, Prosperity completed a two-for-one stock split effected in the form of a 100 percent stock dividend. All prior period per share and share data have been restated to reflect this split. All significant inter-company transactions and balances have been eliminated.

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Operating results for the six month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

2. INCOME PER COMMON SHARE

     The following table illustrates the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                             Three Months Ended            Six Months Ended
                                                                  June 30,                     June 30,
                                                          ------------------------    ------------------------
                                                            2002           2001         2002            2001
                                                          --------       ---------    ---------      ---------
Net income available to common shareholders ..........    $  4,795       $   3,570    $   9,286      $   5,237

   Weighted average common shares outstanding ........      16,245          16,180       16,236         16,146
   Potential dilutive common shares ..................         329             304          331            322
                                                          --------       ---------    ---------      ---------
   Weighted average common shares and equivalents
        outstanding ..................................      16,574          16,484       16,567         16,468
                                                          --------       ---------    ---------      ---------
   Basic earnings per common share ...................    $   0.30       $    0.22    $    0.57      $    0.32
                                                          ========       =========    =========      =========
   Diluted earnings per common share .................    $   0.29       $    0.22    $    0.56      $    0.32
                                                          ========       =========    =========      =========

                 PROSPERITY BANCSHARES, INC.(SM) AND SUBSIDIARIES
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                                  JUNE 30, 2002
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

3. RECENT ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangible Assets," which addresses the accounting for goodwill and other intangible assets. SFAS 142 specifies that, among other things, intangible assets with an indefinite useful life and goodwill will no longer be amortized. The standard requires goodwill to be periodically tested for impairment and written down to fair value if considered impaired. The provisions of SFAS 142 were effective for fiscal years beginning after December 15, 2001. For the six months ended June 30, 2002, the Company did not record approximately $680,000 in goodwill amortization that would have been recorded prior to adoption of SFAS 142.

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


     In August 2001, the FASB issued SFAS 144, Accounting for Impairment or Disposal of Long-lived Assets. SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. It supersedes, with exceptions, SFAS 121, Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed Of, and is effective for fiscal years beginning after December 15, 2001. Management believes the adoption of this statement did not have a material impact on the Company's financial position or results of operations.

4. RECENT MERGER ACTIVITY

     On July 15, 2002, the Company announced the signing of a definitive agreement pursuant to which Southwest Bank Holding Company, Dallas, Texas ("Southwest") will merge with and into the Company and Bank of the Southwest, Dallas, Texas will become a subsidiary of the Company. Under the terms of the agreement, the Company will pay approximately $21.0 million in cash. Bank of the Southwest is privately held and operates two (2) banking offices in Dallas, Texas. As of June 30, 2002, Bank of the Southwest had total assets of $129.6 million, loans of $55.3 million, deposits of $114.3 million and shareholders' equity of $14.7 million. The transaction is expected to close before December 31, 2002 and is subject to approval by Bank of the Southwest shareholders, approval by regulators and certain closing conditions.

     On July 12, 2002, the Company completed the acquisition of The First State Bank, Needville, Texas (the "First State Acquisition") in a cash transaction. The Company's existing Needville Banking Center has relocated into the former First State Bank location effective July 15, 2002. As of June 30, 2002, The First State Bank had total assets of $16.6 million, loans of $5.5 million, deposits of $14.2 million and shareholders' equity of $2.2 million.

     On May 8, 2002, the Company completed the acquisition of Texas Guaranty Bank, N.A. (the "Texas Guaranty Acquisition") in a cash transaction. Texas Guaranty operated three offices in Houston, Texas, all of which became full service banking centers of the Company. As of the date of closing, Texas Guaranty Bank, N.A. had total assets of $74.0 million, loans of $45.7 million, deposits of $61.8 million and shareholders' equity of $8.6 million.

     On May 2, 2002, the Company announced that it had entered into a definitive agreement pursuant to which Paradigm Bancorporation, Inc. ("Paradigm") will be merged into the Company and Paradigm's subsidiary bank,

Paradigm Bank Texas, will be merged into the Bank. Under terms of the agreement, Prosperity will issue approximately 2.58 million shares of its common stock for all outstanding shares of Paradigm (giving effect to the two for one stock split). Paradigm operates a total of eleven (11) banking offices - six (6) in metropolitan Houston and five (5) in the nearby Southeast Texas cities of Dayton, Galveston, Mont Belvieu, and Winnie. As of June 30, 2002, Paradigm had total assets of $250.3 million, total loans of $175.3 million, total deposits of $219.7 million and shareholders' equity of $19.3 million. The transaction is expected to close before September 30, 2002 and is subject to approval by Paradigm shareholders, approval by regulators and certain closing conditions.

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

     o changes in statutes and government regulations or their interpretations applicable to financial holding companies and the Company's present and future banking and other subsidiaries, including changes in tax requirements and tax rates; and

     o other risks and uncertainties listed from time to time in the Company's reports and documents filed with the Securities and Exchange Commission.

     The Company undertakes no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless the securities laws require the Company to do so.

STOCK SPLIT

     On May 8, 2002, the Company announced a two-for-one stock split effected in the form of a 100 percent stock dividend to shareholders of record on May 20, 2002 and was effective on May 31, 2002. The Company's Common Stock outstanding increased to approximately 16.2 million shares after the split. All per share and share information has been restated to reflect this split.

OVERVIEW

     The Company is a registered financial holding company that derives substantially all of its revenues and income from the operation of Prosperity BankSM. The Bank, which changed its name from First Prosperity BankSM on May 1, 2001, is a full-service bank that provides a broad line of financial products and services to small and medium-sized businesses and consumers through 32 full-service banking locations in the greater Houston metropolitan area and fourteen contiguous counties situated south and southwest of Houston and extending into South Texas.

     Total assets were $1.36 billion at June 30, 2002 compared with $1.26 billion at December 31, 2001. Total loans increased to $478.9 million at June 30, 2002 from $424.4 million at December 31, 2001, an increase of $54.5 million, or 12.9%. Loans from the Texas Guaranty Acquisition totaled $45.7 million. Total deposits were $1.21 billion at June 30, 2002 compared with $1.12 billion at December 31, 2001, a increase of $88.5 million, or 7.9%. Shareholders' equity increased $8.7 million or 9.8%, to $97.4 million at June 30, 2002 compared with $88.7 million at December 31, 2001.

RESULTS OF OPERATIONS AS REPORTED

     Net income available to common shareholders was $4.8 million ($0.29 per common share on a diluted basis) for the quarter ended June 30, 2002 compared with $3.6 million ($0.22 per common share on a diluted basis) for the quarter ended June 30, 2001, an increase of $1.2 million, or 34.3%. The Company posted returns on average common equity of 20.16% and 17.30%, returns on average assets of 1.43% and 1.22% and efficiency ratios of 52.06% and 56.05% for the quarters ended June 30, 2002 and 2001, respectively.

     For the six months ended June 30, 2002, net income available to common shareholders was $9.3 million ($0.56 per common share on a diluted basis) compared with $5.2 million ($0.32 per common share on a diluted basis) for the same period in 2001, an increase of $4.1 million or 77.3%. The Company posted returns on average common equity of 19.77% and 12.72%, returns on average assets of 1.42% and 0.90% and efficiency ratios of 52.20% and 67.79% for the six months ended June 30, 2002 and 2001, respectively. The increase in earnings per share, ROAA, ROAE and the efficiency ratio for the six months ended June 30, 2002 compared with the same period in 2001 was primarily due to $2.4 million in pre-tax merger-related expenses and other charges incurred in connection with the merger of Commercial Bancshares, Inc. ("the Commercial Merger") into the Company on February 23, 2001 which was accounted for as a pooling of interests.

Results of Operations Excluding Merger-Related Expenses

     Net income for the six months ended June 30, 2002 was $9.3 million ($0.56 per common share on a diluted basis) compared with net income of $6.8 million ($0.42 per common share on a diluted basis) for the six months ended June 30, 2001, an increase of $2.5 million or 36.3%. The net income for the six months ended June 30, 2001 of $6.8 million does not include the pre-tax merger-related expenses of $2.4 million incurred in connection with the Commercial Merger. Excluding the merger-related expenses in 2001, the Company would have posted returns on average common equity of 19.77% and 16.54%, returns on average assets of 1.42% and 1.17% and efficiency ratios of 52.20% and 57.04% for the six months ended June 30, 2002 and 2001, respectively.

Net Interest Income

     Net interest income was $12.8 million for the quarter ended June 30, 2002 compared with $9.7 million for the quarter ended June 30, 2001, an increase of $3.1 million, or 31.7%. Net interest income increased as a result of an increase in average interest-earning assets to $1.26 billion for the quarter ended June 30, 2002 from $1.09 billion for the quarter ended June 30, 2001, an increase of $168.5 million, or 15.4%. The net interest margin on a tax-equivalent basis increased to 4.21% from 3.74% for the same periods principally due to a 182 basis point decrease in the rate paid on interest-bearing liabilities from 4.28% for the quarter ended June 30, 2001 to 2.46% for the quarter ended June 30, 2002, partially offset by a 94 basis point decrease in the yield on earning assets from 6.99% for the quarter ended June 30, 2001 to 6.05% for the quarter ended June 30, 2002.

     Net interest income increased $5.8 million, or 30.5%, to $24.8 million for the six months ended June 30, 2002 from $19.0 million for the same period in 2001. This increase is mainly attributable to higher average interest-earning assets. The net interest margin on a tax-equivalent basis increased to 4.17% from 3.67% for the same periods principally due to a 191 basis point decrease in the rate paid on interest-bearing liabilities from 4.44% for the six months ended June 30, 2001 to 2.53% for the six months ended June 30, 2002, partially offset by a 103 basis point decrease in the yield on earning assets from 7.10% for the six months ended June 30, 2001 to 6.07% for the six months ended June 30, 2002.

     The following tables set forth, for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the quarter ended June 30, 2002 and 2001 and for the six months ended June 30, 2002 and 2001, respectively. The tables also set forth the net interest margin on average total interest-earning assets for the same periods. Except as indicated in the footnotes, no tax-equivalent adjustments were made and all average balances are daily average balances. Any nonaccruing loans have been included in the table as loans carrying a zero yield.

                                                         Three Months Ended June 30,
                                        -----------------------------------------------------------------
                                                      2002                           2001
                                        -----------------------------  ----------------------------------
                                          Average   Interest  Average      Average    Interest   Average
                                        Outstanding  Earned/   Yield/    Outstanding   Earned/    Yield/
                                          Balance     Paid    Rate (4)     Balance      Paid     Rate (4)
                                        -----------  -------  ---------    ---------   ------    --------
                                                            (Dollars in thousands)
Assets
Interest-earning assets:
  Loans. ............................   $ 456,520    $ 8,361    7.33%     $  425,747     8,866    8.33%
  Securities(1). ....................     799,286     10,719    5.36         661,122    10,170    6.15
  Federal funds sold and other
   temporary investments ............       7,575         26    1.37          8,010        107    5.34
                                        ---------   --------              ---------    -------
    Total interest-earning assets....   1,263,381     19,106    6.05%     1,094,879     19,143    6.99%
                                                    --------                           -------
  Less allowance for credit losses...      (6,498)                           (5,598)
                                        ---------                         ---------
    Total interest-earning assets,
     net of allowance. ..............   1,256,883                         1,089,281
     Noninterest-earning assets .....      85,386                            76,671
                                         --------                         ---------
    Total assets ....................  $1,342,269                        $1,165,952
                                        =========                        ==========

Liabilities and shareholders' equity

Interest-bearing liabilities:
  Interest-bearing demand deposits      $ 238,509   $    792    1.33%     $ 190,484    $ 1,196    2.51%
  Savings and money market accounts..     286,168      1,249    1.75        241,164      2,057    3.41
  Certificates of deposit. ..........     476,364      3,999    3.36        424,493      5,832    5.50
  Federal funds purchased and other
   borrowings. ......................      20,676        243    4.70         23,476        322    5.49
                                        ---------   --------              ---------    -------
    Total interest-bearing
     liabilities ....................   1,021,717      6,283    2.46%       879,617      9,407    4.28%
                                        ---------   --------              ---------    -------
Noninterest-bearing liabilities:
  Noninterest-bearing demand deposits     190,008                           184,431
   Company-obligated mandatorily
     redeemable trust preferred
     securities of subsidiary
     trusts .........................      27,000                            12,000
  Other liabilities. ................       8,408                             7,366
                                          -------                           -------
    Total liabilities. ..............   1,247,133                         1,083,414
                                        ---------                         ---------
Shareholders' equity ................      95,136                            82,538
                                        ---------                         ---------
    Total liabilities and
      shareholders' equity ..........  $1,342,269                        $1,165,952
                                       ==========                        ==========
Net interest rate spread ............                           3.59%                             2.71%

Net interest income and margin(2)....              $  12,823    4.06%                 $  9,736    3.56%
                                                   =========                          ========

Net interest income and margin
 (tax-equivalent basis)(3) ..........              $  13,287    4.21%                 $ 10,244    3.74%
                                                   =========                          ========

------------------------

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

(4)  Annualized.

                                                          Six Months Ended June 30,
                                        --------------------------------------------------------------------
                                                      2002                           2001
                                        -----------------------------  -------------------------------------
                                          Average   Interest   Average     Average    Interest      Average
                                        Outstanding  Earned/   Yield/    Outstanding   Earned/      Yield/
                                          Balance     Paid    Rate (4)     Balance      Paid       Rate (4)
                                        -----------  -------  ---------    ---------   ------    -----------
                                                            (Dollars in thousands)
Assets
Interest-earning assets:
  Loans. ...........................   $  436,918    $16,117     7.38%   $  416,609    $17,739       8.52%
  Securities(1). ...................      787,022     21,277     5.41       627,824     19,637       6.26
  Federal funds sold and other
   temporary investments ...........       11,908         92     1.55        39,175      1,087       5.55
                                       ----------    -------             ----------    -------
   Total interest-earning assets. ..    1,235,848     37,486     6.07%    1,038,608     38,463       7.10%
                                                     -------                           -------
  Less allowance for credit losses .       (6,272)                           (5,563)
                                       ----------                        ----------
    Total interest-earning assets,
     net of allowance. .............    1,229,576                         1,078,045
     Noninterest-earning assets ....       82,312                            82,545
                                       ----------                        ----------
    Total assets ...................   $1,311,888                        $1,160,590
                                       ==========                        ==========

Liabilities and shareholders'
  equity

Interest-bearing liabilities:
  Interest-bearing demand deposits .   $  238,836    $ 1,585     1.33%   $  193,994    $ 2,685       2.77%
  Savings and money market accounts.      282,005      2,498     1.77       244,755      4,426       3.62
  Certificates of deposit. .........      459,352      8,106     3.53       417,143     11,740       5.63
  Federal funds purchased and other
   borrowings. .....................       17,323        450     5.20        20,091        575       5.72
                                       ----------    -------             ----------    -------
    Total interest-bearing
     liabilities ...................      997,516     12,639     2.53%      875,983     19,426       4.44%
                                       ----------    -------             ----------    -------
Noninterest-bearing liabilities:
  Noninterest-bearing demand
    deposits .......................      185,701                           181,916
   Company-obligated mandatorily
      redeemable trust preferred
      securities of subsidiary
      trusts .......................       27,000                            12,000
  Other liabilities. ...............        7,719                             8,324
                                       ----------                        ----------
    Total liabilities. .............    1,217,936                         1,078,223
                                       ----------                        ----------
Shareholders' equity ...............       93,952                            82,367
                                       ----------                        ----------
    Total liabilities and
     shareholders' equity. .........   $1,311,888                        $1,160,590
                                       ==========                        ==========
Net interest rate spread ...........                             3.53%                               2.66%

Net interest income and margin(2). .                 $24,847     4.02%                $ 19,037       3.51%
                                                     =======                          ========
Net interest income and margin
 (tax-equivalent basis)(3) .........                 $25,791     4.17%                $ 19,905       3.67%
                                                     =======                          ========

---------------------------

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


                                                       Three Months Ended June 30,
                                                   -----------------------------------
                                                              2002 vs. 2001
                                                   -----------------------------------
                                                          Increase
                                                         (Decrease)
                                                           Due to
                                                   ----------------------
                                                    Volume         Rate         Total
                                                   ---------    ---------    ---------
                                                          (Dollars in thousands)
   Interest-earning assets:
     Loans.....................................       $  641      $(1,146)     $  (505)
     Securities................................        2,125       (1,576)         549
     Federal funds sold and other temporary
       investments.............................           (6)         (75)         (81)
                                                      ------      -------      -------
       Total increase (decrease) in interest
         income................................        2,760       (2,797)         (37)
                                                      ------      -------      -------
   Interest-bearing liabilities:
     Interest-bearing demand deposits..........          302         (706)        (404)
     Savings and money market accounts.........          384       (1,192)        (808)
     Certificates of deposit...................          712       (2,545)      (1,833)
     Federal funds purchased and other
       borrowings..............................         (38)         (41)         (79)
                                                     -------      -------      -------
       Total increase (decrease) in interest
         expense...............................        1,360       (4,484)      (3,124)
                                                     -------      -------      -------
   Increase in net interest income.............      $ 1,400      $ 1,687      $ 3,087
                                                     =======      =======      =======


                                                          Six Months Ended June 30,
                                                   -----------------------------------
                                                                 2002 vs. 2001
                                                   -----------------------------------
                                                          Increase
                                                         (Decrease)
                                                           Due to
                                                   ----------------------
                                                    Volume         Rate         Total
                                                   ---------    ---------    ---------
                                                          (Dollars in thousands)
   Interest-earning assets:
     Loans........................................ $     865    $  (2,487)   $  (1,622)
     Securities...................................     4,979       (3,339)       1,640
     Federal funds sold and other temporary
       investments................................      (757)        (238)        (995)
                                                   ---------    ---------    ---------
       Total increase (decrease) in interest
          income..................................     5,087       (6,064)        (977)
                                                   ---------    ---------    ---------
   Interest-bearing liabilities:
     Interest-bearing demand deposits.............       621       (1,721)      (1,100)
     Savings and money market accounts............       674       (2,602)      (1,928)
     Certificates of deposit......................     1,188       (4,822)      (3,634)
     Federal funds purchased and other borrowings.       (79)         (46)        (125)
                                                   ---------    ---------    ---------
       Total increase (decrease) in interest
          expense.................................     2,404       (9,191)      (6,787)
                                                   ---------    ---------    ---------
   Increase in net interest income................ $   2,683    $   3,127    $   5,810
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

     There was a $120,000 provision for credit losses for the quarter ended June 30, 2002 compared with no provision for the corresponding period in 2001. There was a $240,000 provision for credit losses for the six months ended June 30, 2002, compared with no provision for the same period in 2001.

Noninterest Income

     The Company's primary sources of noninterest income are service charges on deposit accounts and other banking service related fees. The following table presents, for the periods indicated, the major categories of noninterest income:


                                                  Three Months Ended         Six Months Ended
                                                       June 30,                   June 30,
                                                ---------------------      ----------------------
                                                   2002        2001           2002         2001
                                                --------     -------       ---------    ---------
                                                             (Dollars in thousands)

Service charges on deposit accounts. ........   $ 2,001      $ 1,789       $ 3,859      $  3,577
Other noninterest income ....................       325          269           628           516
                                                -------      -------       -------      --------
   Total noninterest income. ................   $ 2,326      $ 2,058       $ 4,487      $  4,093
                                                =======      =======       =======      ========

     Noninterest income totaled $2.3 million for the three months ended June 30, 2002 compared with $2.1 million for the same period in 2001, an increase of $268,000, or 13.0%. Noninterest income increased $394,000, or 9.6%, to $4.5 million for the six months ended June 30, 2002 from $4.1 million for the same period in 2001.

Noninterest Expense

     Noninterest expense totaled $8.1 million for the quarter ended June 30, 2002 compared with $6.7 million for the quarter ended June 30, 2001, an increase of $1.4 million, or 20.6%. This increase is principally due to increases in salaries and employee benefits, increases in minority interest expense related to trust preferred securities issued by the Company's subsidiary trusts and acquisition expenses.

     Noninterest expense totaled $15.8 million for the six months ended June 30, 2002, a decrease of $79,000, or 0.50%, from $15.9 million for the same period in 2001. The decrease was primarily due to the $2.4 million in merger-related expenses and other charges incurred in connection with the merger of Commercial with the Company in February 2001. The $2.4 million in merger-related charges include closing costs, legal fees, accounting fees, broker fees, employee related costs, and contract terminations. Had the Company not incurred the $2.4 million in merger-related expenses in 2001, noninterest expense for the six months ended June 30, 2002 would have increased $2.3 million or 17.5% compared with the same period in 2001. This increase is principally due to increases in salaries and employee benefits, increases in minority interest expense related to the trust preferred securities and acquisition expenses, partially offset by a decrease in goodwill amortization expense due to a recent accounting change.

     The following table presents, for the periods indicated, the major categories of noninterest expense:

                                                              Three Months Ended      Six Months Ended
                                                                    June 30,              June 30,
                                                             --------------------    -------------------
                                                                2002       2001        2002       2001
                                                             ---------  ---------    --------   --------
                                                                        (Dollars in thousands)
Salaries and employee benefits ...........................   $   3,405  $   3,178    $  7,314   $  6,513
Non-staff expenses:
    Net occupancy expense ................................         516        474         995        990
    Depreciation .........................................         398        383         771        798
    Data processing ......................................         506        520         963      1,025
    Regulatory assessments and FDIC insurance ............          81         71         154        122
    Ad valorem and franchise taxes. ......................         127        119         248        245
    Core deposit intangibles and goodwill amortization ...           4        340           4        681
    Minority interest expense trust preferred
      securities .........................................         496        288         994        576
    Merger-related expenses ..............................          --         --          --      2,425
    Other ................................................       2,592      1,364       4,344      2,491
                                                             ---------  ---------    --------    -------
Total non-staff expenses .................................       4,720      3,559       8,473      9,353

Total noninterest expense. ...............................   $   8,125  $   6,737    $ 15,787   $ 15,866
                                                             =========  =========    ========   ========

     Salaries and employee benefit expenses were $3.4 million for the quarter ended June 30, 2002 compared with $3.2 million for the quarter ended June 30, 2001, an increase of $227,000, or 7.1%. For the six months ended June 30, 2002, salaries and employee benefits increased $801,000 or 12.3% compared with the same period in 2001. Both increases were principally due to annual employee salary increases. The increase for the six months ended June 30, 2002 was also attributable to additional accumulations for 2002 anticipated incentive compensation.

     Non-staff expenses increased $1.2 million, or 32.7%, to $4.7 million for the quarter ended June 30, 2002 compared with the same period in 2001. The increase was principally due to acquisition expenses for the three months ended June 30, 2002 and a decrease in goodwill amortization due to a recent accounting change. For the six month period ended June 30, 2002, non-staff expenses decreased $880,000, or 9.4%, to $8.5 million from $9.4 million for the same period in 2001. The decrease was principally due to the $2.4 million one-time merger- related charges incurred in 2001 and a decrease in goodwill amortization due to a recent accounting change partially offset by acquisition expenses incurred during the six months ended June 30, 2002.

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

     The Company adopted the provisions of SFAS No. 142 as of January 1, 2002. Goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001 are no longer amortized. For the six months ended June 30, 2002, the Company did not record approximately $680,000 in goodwill amortization that would have been recorded prior to the adoption of SFAS 142.

Income Taxes

     Income tax expense increased $622,000, or 41.8%, to $2.1 million for the three months ended June 30, 2002 from $1.5 million for the same period in 2001. For the six month period ended June 30, 2002, income tax expense increased $1.9 million, or 98.4%, to $4.0 million from $2.0 million for the same period in 2001. The increase was primarily attributable to higher pretax net earnings which resulted from an increase in the net interest margin and lower net interest expense for the six months ended June 30, 2002 when compared to the same period in 2001. In addition, the Company incurred $2.4 million in merger-related expenses during the six months ended June 30, 2001 which had a tax benefit of approximately $849,000.

FINANCIAL CONDITION

Loan Portfolio

     Total loans were $478.9 million at June 30, 2002, an increase of $54.5 million, or 12.8% from $424.4 million at December 31, 2001. Loans from the Texas Guaranty Acquisition totaled $45.7 million. Loan growth occurred primarily in construction and land development loans and commercial mortgage loans. Period end loans comprised 38.8% of average earning assets at June 30, 2002 compared with 38.0% at December 31, 2001.

     The following table summarizes the loan portfolio of the Company by type of loan as of June 30, 2002 and December 31, 2001:

                                                   June 30,           December 31,
                                                     2002                 2001
                                             ------------------    -------------------
                                                Amount  Percent       Amount   Percent
                                             ---------  -------     --------   -------
                                                      (Dollars in thousands)
 Commercial and industrial ...............   $  54,752   11.4%     $  46,986  11.1%
 Real estate:
   Construction and land development. ....      31,134    6.5         20,963   4.9
   1-4 family residential ................     181,140   37.8        175,253  41.3
   Home equity ...........................      22,315    4.7         20,541   4.8
   Commercial mortgages ..................     106,550   22.2         78,446  18.5
   Farmland ..............................      12,254    2.6         10,686   2.5
   Multifamily residential ...............      12,001    2.5          9,694   2.3
 Agriculture .............................      22,316    4.7         15,757   3.7
 Other ...................................         963    0.2            953   0.2
 Consumer.................................      35,510    7.4         45,121  10.7
                                              --------  -----       --------  ----
      Total loans.........................    $478,935  100.0%     $ 424,400 100.0%
                                              ========  =====      ========= =====

Nonperforming Assets

     The Company had $444,000 in nonperforming assets at June 30, 2002 and $1,000 in nonperforming assets at December 31, 2001. The Company generally places a loan on nonaccrual status and ceases accruing interest when the payment of principal or interest is delinquent for 90 days, or earlier in some cases, unless the loan is in the process of collection and the underlying collateral fully supports the carrying value of the loan. The Company generally charges off all loans before attaining nonaccrual status.

     The following table presents information regarding nonperforming assets as of the dates indicated:

                                                        June 30,      December 31,
                                                          2002             2001
                                                       -----------      ---------
                                                         (Dollars in thousands)
Nonaccrual loans. ..................................   $  287           $     1
Accruing loans 90 or more days past due. ...........       --                --
                                                       ------           -------
   Total nonperforming loans .......................      287                --
Other real estate ..................................      157                --
                                                       ------           -------
   Total nonperforming assets ......................   $  444           $     1
                                                       ======           =======

Allowance for Credit Losses

     Management actively monitors the Company's asset quality and provides specific loss allowances when necessary. Loans are charged-off against the allowance for credit losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. As of June 30, 2002, the allowance for credit losses amounted to $6.9 million, or 1.43% of total loans compared with $6.0 million, or 1.41% of total loans at December 31, 2001.

     Set forth below is an analysis of the allowance for credit losses for the periods indicated:


                                                       Six Months Ended               Year Ended
                                                         June 30, 2002             December 31, 2001
                                                       -----------------           -----------------
                                                               (Dollars in thousands)
Average loans outstanding ...........................    $  456,520                     $ 419,553
                                                         ==========                     ==========

Gross loans outstanding at end of period. ...........    $  478,935                     $ 424,400
                                                         ==========                     ==========

Allowance for credit losses at
  beginning of period ...............................    $    5,985                     $   5,523
Balance acquired with the Texas Guaranty Bank
  Acquisition .......................................           545                            --
Provision for credit losses .........................           240                           700
Charge-offs:
  Commercial and industrial .........................            (6)                         (180)
  Real estate and agriculture .......................           (34)                         (175)
  Consumer...........................................           (27)                          (74)
Recoveries:
  Commercial and industrial .........................            14                            15
  Real estate and agriculture .......................           113                           121
  Consumer...........................................            39                            55
                                                            -------                     ---------
Net recoveries (charge-offs). .......................            99                          (238)
Allowance for credit losses at end of period. .......       $ 6,869                     $   5,985
                                                            =======                     =========
Ratio of allowance to end of period loans ...........          1.43%                         1.41%
Ratio of net (recoveries) charge-offs to average
  loans .............................................         (0.02)%                        0.06%
Ratio of nonperforming loans to end of
  period loans ......................................          0.06%                          n/m(1)

-----------------
(1) Amount not meaningful. Nonperforming loans totaled $1,000 at December 31, 2001.

Securities

     Securities totaled $785.9 million at June 30, 2002 compared with $752.3 million at December 31, 2001, an increase of $33.5 million, or 4.5%. At June 30, 2002, securities represented 57.8% of total assets compared with 59.6% of total assets at December 31, 2001.

Premises and Equipment

     Premises and equipment, net of accumulated depreciation, totaled $16.3 million at June 30, 2002 and $15.1 million at December 31, 2001.

Deposits

     Total deposits were $1.21 billion at June 30, 2002 compared with $1.12 billion at December 31, 2001, an increase of $88.5 million. At June 30, 2002, noninterest-bearing deposits accounted for 16.3% of total deposits compared with 16.8% of total deposits at December 31, 2001. Interest-bearing deposits totaled $1.01 billion, or 83.7%, of total deposits at June 30, 2002 compared with $934.6 million, or 83.2%, of total deposits at December 31, 2001.

Other Borrowings

     Deposits are the primary source of funds for the Company's lending and investment activities. Occasionally, the Company obtains additional funds from the Federal Home Loan Bank ("FHLB") and correspondent banks. At June 30, 2002, the Company had $15.5 million in FHLB borrowings, all of which consisted of FHLB notes payable. The maturity dates on the FHLB notes payable range from the years 2004 to 2018 and have interest rates ranging from 5.95% to 6.48%. At December 31, 2001, the Company had $18.1 million in FHLB borrowings of which $13.3 million consisted of FHLB notes payable and $4.8 million consisted of FHLB advances. Any FHLB advances are secured by a blanket lien on the Bank's first mortgage loans against one-to-four family residential properties.

     At June 30, 2002 and December 31, 2001, the Company had no outstanding borrowings under a revolving line of credit extended by a commercial bank.

Trust Preferred Securities

     At June 30, 2002 and December 31, 2001, the Company's subsidiary trusts had outstanding $27.0 million in trust preferred securities.

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

     Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of June 30, 2002, the Company had cash and cash equivalents of $42.4 million, an increase from $41.7 million at December 31, 2001.

Capital Resources

     Total shareholders' equity was $97.4 million at June 30, 2002 compared with $88.7 million at December 31, 2001, an increase of $8.7 million, or 9.8%. The increase was primarily due to net earnings of $9.3 million and a net change in unrealized gain on available for sale securities of $1.0 million, offset by cash dividends paid of $1.8 million.

     Both the Board of Governors of the Federal Reserve System, with respect to the Company, and the Federal Deposit Insurance Corporation ("FDIC"), with respect to the Bank, have established certain minimum risk-based capital standards that apply to bank holding companies and federally insured banks. As of June 30, 2002, the Company's Tier 1 capital, total risk-based capital and leverage capital ratios were 17.03%, 18.24% and 7.37%, respectively. As of June 30, 2002, the Bank's risk-based capital ratios were above the levels required for the Bank to be designated as "well capitalized" by the FDIC, with Tier-1 capital, total risk-based capital and leverage capital ratios of 14.95%, 16.16% and 6.47%, respectively.

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

     a. Not applicable
     b. Not applicable
     c. Not applicable
     d. Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On April 16, 2002, the Company held its Annual Meeting of Shareholders to consider and act upon the items listed below. All share information has been restated to give effect to the two-for-one stock split effective May 31, 2002.

     1. A. Virgil Pace, Jr., Perry Mueller, Jr., Charles M. Slavik and Harrison Stafford II were elected as a Class II directors to serve on the Board of Directors of the Company until the Company's 2005 Annual Meeting of Shareholders and until their successors are duly elected and qualified. A total of 11,010,796 shares were voted in favor of the election of A. Virgil Pace, Jr. and 341,086 shares were withheld from voting. A total of 11,064,796 shares were voted in favor of the election of Perry Mueller and 287,086 shares were withheld from voting. A total of 10,858,572 shares were voted in favor of the election of Charles M. Slavik and 493,310 shares were withheld from voting. A total of 11,072,916 shares were voted in favor of the election of Harrison Stafford II and 278,966 shares were withheld from voting.

          The following Class I and Class III directors continued in office after the Annual Meeting: Harry L. Bayne, James A. Bouligny, Charles
          A. Davis, Ned S. Holmes, Tracy T. Rudolph, Robert Steelhammer, H.E. Timanus, Jr. and David Zalman.

     2. The shareholders ratified the appointment of Deloitte & Touche LLP as the independent auditors of the books and accounts of the Company for the year ending December 31, 2002. A total of 11,099,166 shares were voted in favor of the appointment, 250,336 shares were voted against the appointment and 2,380 shares abstained from voting.

ITEM 5. OTHER INFORMATION

     Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits:

             Exhibit
             Number                         Description
             -------                        -----------
               99.1         - Certification of Chief Executive Officer
                              pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               99.2         - Certification of Chief Financial Officer
                              pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     b.   (i)   The Company filed a Current Report on Form 8-K under Item 5 of
                Form 8-K on May 2, 2002 to report the signing of a definitive agreement with Paradigm Bancorporation, Inc. pursuant to which Paradigm will be merged into the Company.

          (ii) The Company filed a Current Report on Form 8-K under Item 5 of Form 8-K on May 8, 2002 to announce a two-for-one stock split to be effected in the form of a 100% stock dividend.

          (iii) The Company filed a Current Report on Form 8-K under Item 5 of Form 8-K on May 9, 2002 to report the completion of the acquisition of Texas Guaranty Bank, N.A.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PROSPERITY BANCSHARES, INC.SM
                                                (Registrant)







Date: 08/14/02                                 /s/  David Zalman
                                         ----------------------------------
                                                    David Zalman
                                         Chief Executive Officer/President

Date: 08/14/02

                                               /s/  David Hollaway
                                         ----------------------------------
                                                    David Hollaway
                                                Chief Financial Officer