Form 10-Q
period 2002-09-30
PROSPERITY BANCSHARES INC
filed 2002-11-15
CIK 1068851

                                    FORM 10-Q

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       OR

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
             FOR THE TRANSITION PERIOD FROM____________TO___________

                        COMMISSION FILE NUMBER: 000-25051

                         PROSPERITY BANCSHARES, INC./SM/
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

Yes [X]  No [ ]

As of November 1, 2002, there were 18,885,872 shares of the registrant's Common Stock, par value $1.00 per share, outstanding.

PROSPERITY BANCSHARES, INC.(SM) AND SUBSIDIARIES
INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION                                             Page

Item 1.  Interim Financial Statements ....................................    3
         Consolidated Balance Sheets as of September 30, 2002 (unaudited)
          and December 31, 2001 ..........................................    3
         Consolidated Statements of Income for the Three and Nine Months
          Ended September 30, 2002 and 2001 (unaudited) ..................    4
         Consolidated Statements of Shareholders' Equity for the Year
          Ended December 31 2001 and for the Nine Months Ended
          September 30, 2002 (unaudited) .................................    5
         Consolidated Statements of Cash Flows for the Nine Months Ended
          September 30, 2002 and 2001 (unaudited) ........................    6
         Notes to Interim Consolidated Financial Statements ..............    7

Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations ..........................................    9
Item 3.  Quantitative and Qualitative Disclosures about Market Risk ......   20
Item 4.  Controls and Procedures .........................................   20

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings ...............................................   20
Item 2.  Changes in Securities and Use of Proceeds .......................   21
Item 3.  Defaults upon Senior Securities .................................   21
Item 4.  Submission of Matters to a Vote of Security Holders .............   21
Item 5.  Other Information ...............................................   21
Item 6.  Exhibits and Reports on Form 8-K ................................   21
Signatures ...............................................................   22

                         PART I - FINANCIAL INFORMATION
                      ITEM 1. INTERIM FINANCIAL STATEMENTS

                PROSPERITY BANCSHARES, INC.(SM) AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                            September 30,             December 31,
                                                                2002                      2001
                                                            -------------             ------------
                                                             (unaudited)
                                                          (Dollars in thousands, except share data)
                       ASSETS

Cash and due from banks .................................    $   50,242              $   41,005
Federal funds sold ......................................         5,501                     715
                                                             ----------              ----------
    Total cash and cash equivalents .....................        55,743                  41,720
Interest-bearing deposits in financial institutions .....           895                     198
Available for sale securities, at fair value (amortized
 cost of $271,104 (unaudited) and $481,899,
 respectively) ..........................................       275,221                 482,233
Held to maturity securities, at cost (fair value of
 $629,063 (unaudited) and $274,227, respectively) .......       610,338                 270,089
Loans ...................................................       647,715                 424,400
Less allowance for credit losses ........................        (8,173)                 (5,985)
                                                             ----------              ----------
              Loans, net ................................       639,542                 418,415
Accrued interest receivable .............................        10,260                   8,466
Goodwill (net of accumulated amortization of $6,354
 (unaudited) and $6,354, respectively) ..................        62,461                  22,641
Core Deposit Intangibles (net of accumulated amortization
 of $30 and $0) .........................................           668                      --
Bank premises and equipment, net ........................        23,847                  15,077
Other real estate owned .................................           587                      --
Other assets ............................................        10,547                   3,486
                                                             ----------              ----------
TOTAL ASSETS ............................................    $1,690,109              $1,262,325
                                                             ==========              ==========
   LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
   Deposits:
       Noninterest-bearing ..............................    $  303,612              $  188,832
       Interest-bearing..................................     1,163,947                 934,565
                                                             ----------              ----------
              Total deposits ............................     1,467,559               1,123,397
   Other borrowings .....................................        28,309                  18,080
   Accrued interest payable .............................         2,385                   2,869
   Other liabilities.....................................         9,284                   2,254
                                                             ----------              ----------
              Total liabilities .........................     1,507,537               1,146,600
COMPANY-OBLIGATED MANDATORILY REDEEMABLE
    TRUST PREFERRED SECURITIES OF SUBSIDIARY TRUSTS .....        33,000                  27,000
SHAREHOLDERS' EQUITY:
   Common stock, $1.00 par value; 50,000,000 shares
    authorized; 18,893,024 (unaudited) and 16,218,022,
    shares issued at September 30, 2002 and
    December 31, 2001, respectively; 18,885,872
    (unaudited) and 16,210,870 shares outstanding at
    September 30, 2002 and December 31, 2001,
    respectively ........................................        18,893                  16,218
   Capital surplus.......................................        60,273                  16,865
   Retained earnings.....................................        67,575                  55,462
   Accumulated other comprehensive income -- net
    unrealized gain on available for sale securities,
    net of  tax of $1,544 (unaudited) and $117,
    respectively ........................................         2,868                     217
   Less treasury stock, at cost, 7,152 shares at
    September 30, 2002 (unaudited) and
    December 31, 2001 ...................................           (37)                    (37)
                                                             ----------              ----------
              Total shareholders' equity ................       149,572                  88,725
                                                             ----------              ----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ..............    $1,690,109              $1,262,325
                                                             ==========              ==========

             See notes to interim consolidated financial statements.

                PROSPERITY BANCSHARES, INC.(SM) AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)


                                                          Three Months Ended               Nine Months Ended
                                                             September 30,                    September 30,
                                                     ---------------------------        ------------------------
                                                         2002            2001              2002           2001
                                                     -----------       ---------        ---------       --------
                                                              (Dollars in thousands, except per share data)
     INTEREST INCOME:
     Loans, including fees .......................   $   9,828         $   8,839        $  25,945       $ 26,578
     Securities:
      Taxable. ...................................       9,792             9,243           29,685         27,436
      Nontaxable .................................         453               401            1,221          1,190
      70% nontaxable preferred dividends .........         263               344              879            999
     Deposits in financial institutions ..........          14                 6               14             28
     Federal funds sold. .........................          69               268              161          1,333
                                                     ---------         ---------        ---------       --------
       Total interest income. ....................      20,419            19,101           57,905         57,564
                                                     ---------         ---------        ---------       --------
     INTEREST EXPENSE:
       Deposits. .................................       6,245             8,773           18,434         27,624
       Note payable and federal funds sold .......         219                68              669            643
                                                     ---------         ---------        ---------       --------
         Total interest expense ..................       6,464             8,841           19,103         28,267
                                                     ---------         ---------        ---------       --------
         NET INTEREST INCOME .....................      13,955            10,260           38,802         29,297
     PROVISION FOR CREDIT LOSSES .................         120                50              360             50
                                                     ---------         ---------        ---------       --------
     NET INTEREST INCOME AFTER
        PROVISION FOR CREDIT LOSSES ..............      13,835            10,210           38,442         29,247
                                                     ---------         ---------        ---------       --------
     NONINTEREST INCOME:
       Customer service fees .....................       2,632             1,924            6,491          5,501
       Other .....................................         261               263              889            779
                                                     ---------         ---------        ---------       --------
        Total noninterest income .................       2,893             2,187            7,380          6,280
                                                      --------         ---------        ---------       --------
     NONINTEREST EXPENSE:
       Salaries and employee benefits ............       3,954             3,247           11,268          9,759
       Net occupancy expense .....................         619               493            1,614          1,483
       Data processing ...........................         532               526            1,495          1,551
       Core deposit intangible and goodwill
        amortization .............................          26               341               30          1,022
       Depreciation expense ......................         459               385            1,230          1,183
       Minority interest trust preferred
        securities ...............................         524               475            1,518          1,051
       Merger related expenses ...................          --                --               --          2,425
       Other .....................................       2,392             1,601            7,138          4,460
                                                     ---------         ---------        ---------       --------
        Total noninterest expense ................       8,506             7,068           24,293         22,934
                                                     ---------         ---------        ---------       --------
     INCOME BEFORE INCOME TAXES ..................       8,222             5,329           21,529         12,593
     PROVISION FOR INCOME TAXES ..................       2,569             1,598            6,590          3,625
                                                     ---------         ---------        ---------       --------
     NET INCOME ..................................   $   5,653         $   3,731        $  14,939       $  8,968
                                                     =========         =========        =========       ========
     EARNINGS PER SHARE
     Basic .......................................   $    0.33         $    0.23        $    0.90       $   0.56
                                                     =========         =========        =========       ========
     Diluted .....................................   $    0.32         $    0.23        $    0.89       $   0.55
                                                     =========         =========        =========       ========

             See notes to interim consolidated financial statements.

                PROSPERITY BANCSHARES, INC.(SM) AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                          Accumulated
                                                                                             Other
                                                                                          Comprehensive
                                                                                          Income -- Net
                                                                                         Unrealized Gain
                                                  Common Stock                           (Loss) on Avail-               Total
                                               -------------------    Capital   Retained  able for Sale    Treasury  Shareholders'
                                                Shares      Amount    Surplus   Earnings   Securities       Stock       Equity
                                               --------   --------    -------   --------  --------------   --------  -------------
                                                              (Amounts in thousands, except share data)

BALANCE AT JANUARY 1, 2001 .................   16,150,972 $ 16,151   $ 17,949   $ 45,665    $     605     $     (37)   $   80,333

Net income .................................                                      12,958                                   12,958
     Net change in unrealized gain on
       available for sale securities .......                                                     (388)                       (388)
                                                                                                                       ----------
     Total comprehensive income ............                                                                               12,570
                                                                                                                       ----------
     Cash paid to dissenting shareholders
       in connection with the issuance of
       common stock in exchange for common
       stock of Commercial Bancshares, Inc..      (63,550)     (64)      (783)                                               (847)
       Trust preferred issuance costs ......                             (476)                                               (476)
     Sale of common stock ..................      130,600      131        175                                                 306
     Cash dividends declared ...............                                      (3,161)                                  (3,161)
                                               ---------- --------   --------   --------    ---------     ---------    ----------
BALANCE AT DECEMBER 31, 2001 ...............   16,218,022 $ 16,218   $ 16,865   $ 55,462    $     217     $     (37)   $   88,725

     Net income (unaudited) ................                                      14,939                                   14,939
     Net change in unrealized gain  on
       available for sale securities
       (unaudited) .........................                                                    2,651                       2,651
                                                                                                                       ----------
     Total comprehensive income (unaudited).                                                                               17,590
                                                                                                                       ----------
     Shares issued in connection with the
       Paradigm Acquisition ................    2,580,502    2,580     43,294                                              45,874
     Sale of common stock (unaudited) ......       94,500       95        117                                                 212
     Cash paid in lieu of fractional
       shares for the Paradigm Acquisition .                               (3)                                                 (3)
       Cash dividends declared (unaudited) .                                      (2,826)                                  (2,826)
                                               ---------- --------   --------   ---------   ---------     ---------    ----------
BALANCE AT SEPTEMBER 30, 2002
     (unaudited) ...........................   18,893,024 $ 18,893   $ 60,273   $ 67,575    $   2,868     $     (37)   $  149,572
                                               ========== ========   ========   ========    =========     =========    ==========

             See notes to interim consolidated financial statements.

                PROSPERITY BANCSHARES, INC.(SM) AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                     Nine Months Ended
                                                                      September 30,
                                                              ----------------------------
                                                                 2002              2001
                                                              -----------       ----------
                                                                  (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ..............................................   $   14,939       $    8,968
   Adjustments to reconcile net income
     to net cash provided by operating activities:
     Depreciation and amortization .........................        1,260            2,205
     Provision for credit losses ...........................          360               50
     Loss on sale of premises and equipment ................            4              341
     Gain on  sale of other real estate ....................          (81)              --
     Net amortization of premium/discount
       on  investments .....................................        2,566              465
     (Increase) decrease in accrued interest receivable
       and  other assets ...................................       (2,081)           1,216
     (Decrease) increase in accrued interest payable
       and other liabilities ...............................         (295)           2,940
                                                              -----------       ----------
       Total adjustments ...................................        1,733            7,217
                                                              -----------       ----------
       Net cash provided by operating activities ...........       16,672           16,185
                                                              -----------       ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Proceeds from maturities and principal
     paydowns of held to maturity securities ...............      110,013          155,482
   Purchase of held to maturity securities .................     (177,942)         (16,067)
   Proceeds from maturities and principal
     paydowns of available for sale securities .............       69,293           66,883
   Purchase of available for sale securities ...............      (74,475)        (340,067)
   Net increase in loans ...................................        3,268           (8,354)
   Purchase of bank premises and equipment .................       (1,110)          (2,087)
   Proceeds from sale of  bank premises and equipment
       and other real estate acquired by foreclosure .......          861              557
   Premium paid for the purchase of Texas Guaranty
       Bank N.A. ...........................................       (3,318)              --
   Net liabilities acquired in the purchase of Texas
       Guaranty Bank, N.A. (net of cash of $12,723) ........        3,815               --
   Premium paid for the purchase of The First State
       Bank of Needville ...................................       (1,686)              --
   Net liabilities acquired in the purchase of The First
       State Bank of Needville (net of cash
       of $4,938) ..........................................        2,859               --
   Premium paid for the purchase of Paradigm
       Bancorporation ......................................      (35,218)              --
   Net liabilities acquired in the purchase of Paradigm
       Bancorporation (net of cash of $14,447) .............       49,223               --
                                                              -----------       ----------
     Net cash used in investing activities .................      (54,417)        (143,653)
                                                              -----------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in noninterest-bearing
     deposits ..............................................       14,143           (5,612)
   Net increase in interest-bearing deposits ...............       35,813           63,727
   Extensions (repayments) of line of credit ...............        4,429             (466)
   Cash paid to dissenting shareholders ....................           --             (847)
   Proceeds from the issuance of trust preferred
     securities ............................................           --           15,000
   Cash paid in lieu of fractional shares for the
     Paradigm acquisition ..................................           (3)              --
   Stock issuance costs ....................................           --             (476)
   Payments of cash dividends ..............................       (2,826)          (2,350)
   Sale of common stock ....................................          212              278
                                                              -----------       ----------
       Net cash  provided by
          financing activities .............................       51,768           69,254
                                                              -----------       ----------
NET INCREASE (DECREASE) OF CASH AND
   CASH EQUIVALENTS. .......................................  $    14,023       $  (58,214)
CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD ...............................................       41,720           99,163
                                                              -----------       ----------
CASH AND CASH EQUIVALENTS, END OF
   PERIOD. .................................................  $    55,743       $   40,949
                                                              ===========       ==========


                  See notes to interim consolidated statements.

                PROSPERITY BANCSHARES, INC.(SM) AND SUBSIDIARIES
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

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

     The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Operating results for the nine month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

2.  INCOME PER COMMON SHARE

     The following table illustrates the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                             Three Months Ended            Nine Months Ended
                                                                September 30,                September 30,
                                                          ------------------------    --------------------------
                                                            2002           2001         2002            2001
                                                          --------       ---------    ---------      ---------
Net income available to common shareholders               $  5,653       $   3,731    $  14,939      $   8,968

   Weighted average common shares outstanding               17,097          16,194       16,526         16,162
   Potential dilutive common shares                            324             332          326            324
                                                          --------       ---------    ---------      ---------
   Weighted average common shares and equivalents
        outstanding                                         17,421          16,526       16,852         16,486
                                                          --------       ---------    ---------      ---------
   Basic earnings per common share                        $   0.33       $    0.23    $    0.90      $    0.56
                                                          ========       =========    =========      =========
   Diluted earnings per common share                      $   0.32       $    0.23    $    0.89      $    0.55
                                                          ========       =========    =========      =========


                PROSPERITY BANCSHARES, INC.(SM) AND SUBSIDIARIES
        NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)
                               SEPTEMBER 30, 2002
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

3. RECENT ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets, which addresses the accounting for goodwill and other intangible assets. SFAS 142 specifies that, among other things, intangible assets with an indefinite useful life and goodwill will no longer be amortized. The standard requires goodwill to be periodically tested for impairment and written down to fair value if considered impaired. The provisions of SFAS 142 were effective for fiscal years beginning after December 15, 2001.

     In July 2001, FASB issued SFAS 143, Accounting for Asset Retirement Obligations. The statement requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after September 15, 2002, with earlier application encouraged. Management does not believe the adoption of this statement will have a material impact on the Company's financial position or results of operations.

     In August 2001, the FASB issued SFAS 144, Accounting for Impairment or Disposal of Long-lived Assets. SFAS 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. It supersedes, with exceptions, SFAS 121, Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed Of, and was effective for fiscal years beginning after December 15, 2001. Management believes the adoption of this statement did not have a material impact on the Company's financial position or results of operations.

     In October 2002, the FASB issued SFAS 147, Acquisitions of Certain Financial Institutions ("SFAS 147"). SFAS 147 provides guidance on the accounting for the acquisition of a financial institution, except transactions between two or more mutual enterprises. The Company's management does not believe that the implementation of this standard will have a material impact on the Company's financial position or results of operations.

4. RECENT MERGER ACTIVITY

     On November 1, 2002, the Company completed the acquisition of First National Bank of Bay City, Bay City, Texas ("FNB"), through the merger of FNB with and into Prosperity Bank. Under the terms of the Agreement and Plan of Reorganization dated as of August 15, 2002, as amended, the Company paid approximately $5.1 million in cash for all of the issued and outstanding common stock of FNB. FNB was privately held and operated one (1) location in Bay City, Texas, which was closed and consolidated with Prosperity Bank's Bay City banking center. As of September 30, 2002, FNB had total assets of $27.1 million, total loans of $8.3 million, total deposits of $23.2 million and shareholders' equity of $3.6 million.

     On October 1, 2002, the Company completed the acquisition of Southwest Bank Holding Company, Dallas, Texas ("Southwest"). Southwest's wholly owned subsidiary, Bank of the Southwest, Dallas, Texas, became a subsidiary of the Company. Under the terms of the Agreement and Plan of Merger dated as of July 14, 2002, the Company paid approximately $19.6 million in cash. Bank of the Southwest was privately held and operated two (2) banking offices in Dallas, Texas. As of September 30, 2002, Southwest had total assets of $121.9 million, total loans of $58.7 million, total deposits of $108.9 million and shareholders' equity of $12.6 million.

     On September 1, 2002, the Company completed the acquisition of Paradigm Bancorporation, Inc. ("Paradigm") in a stock transaction. Under terms of the Agreement and Plan of Reorganization dated as of May 2, 2002, Prosperity issued approximately 2.58 million shares of its common stock for all outstanding shares of Paradigm (giving effect to the two for one stock split). Paradigm operated a total of eleven (11) banking offices - six (6) in the greater metropolitan Houston area and five (5) in the nearby Southeast Texas cities of Dayton, Galveston, Mont Belvieu, and Winnie. As of September 1, 2002, Paradigm Bancorporation had total assets of $248.7 million, total loans of $175.7 million, total deposits of $218.3 million and shareholders' equity of $17.0 million.

     On July 12, 2002, the Company completed the acquisition of The First State Bank, Needville, Texas ("First State") for approximately $3.7 million in cash. Prosperity Bank's existing Needville Banking Center has relocated into the former First State Bank location effective July 15, 2002. As of July 12, 2002, The First State Bank had total assets of $16.3 million, loans of $5.5 million, deposits of $14.1 million and shareholders' equity of $2.1 million.

     On May 8, 2002, the Company completed the acquisition of Texas Guaranty Bank, N.A. ("Texas Guaranty") for approximately $11.8 million in cash. Texas Guaranty Bank operated three offices in Houston, Texas, all of which became full service banking centers of Prosperity Bank. As of May 8, 2002, Texas Guaranty Bank had total assets of $74.0 million, loans of $45.7 million, deposits of $61.8 million and shareholders' equity of $8.6 million.

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

o acts of terrorism, an outbreak of hostilities or other international or domestic calamities, weather or other acts of God and other matters beyond the Company's control; and

o other risks and uncertainties listed from time to time in the Company's reports and documents filed with the Securities and Exchange Commission.

     The Company undertakes no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless the securities laws require the Company to do so.

STOCK SPLIT

     On May 31, 2002, the Company effected a two-for-one stock split in the form of a 100 percent stock dividend to shareholders of record on May 20, 2002. The Company's Common Stock outstanding increased to approximately 16.2 million shares after the split. All per share and share information has been restated to reflect this split.

OVERVIEW

     The Company is a registered financial holding company that derives substantially all of its revenues and income from the operation of its two bank subsidiaries, Prosperity Bank/SM/ and Bank of the Southwest. Bank of the Southwest was acquired on October 1, 2002 and therefore no financial information regarding Bank of the Southwest is included in the financial statements of the Company at September 30, 2002. Both banks provide a broad line of financial products and services to small and medium-sized businesses and consumers. Bank of the Southwest operates two (2) full service banking locations in Dallas, Texas and Prosperity Bank/SM/ operates forty (40) full-service banking locations in the greater Houston metropolitan area and fifteen contiguous counties situated south and southwest of Houston and extending into South Texas.

     Total assets were $1.69 billion at September 30, 2002 compared with $1.26 billion at December 31, 2001. Total loans increased to $647.7 million at September 30, 2002 from $424.4 million at December 31, 2001, an increase of $223.3 million, or 52.6%. Loans acquired in the Texas Guaranty acquisition totaled $45.7 million and loans acquired in the Paradigm acquisition totaled $175.7 million. Total deposits were $1.47 billion at September 30, 2002 compared with $1.12 billion at December 31, 2001, a increase of $344.2 million, or 30.6%. Shareholders' equity increased $60.9 million or 68.9%, to $149.6 million at September 30, 2002 compared with $88.7 million at December 31, 2001.

RESULTS OF OPERATIONS AS REPORTED

     Net income available to common shareholders was $5.7 million ($0.32 per common share on a diluted basis) for the quarter ended September 30, 2002 compared with $3.7 million ($0.23 per common share on a diluted basis) for the quarter ended September 30, 2001, an increase of $1.9 million, or 51.5%. The Company posted returns on average common equity of 19.43% and 17.34%, returns on average assets of 1.54% and 1.25% and efficiency ratios of 48.90% and 55.07% for the quarters ended September 30, 2002 and 2001, respectively.

     For the nine months ended September 30, 2002, net income available to common shareholders was $14.9 million ($0.89 per common share on a diluted basis) compared with $9.0 million ($0.55 per common share on a diluted basis) for the same period in 2001, an increase of $6.0 million or 66.9%. The Company posted returns on average common equity of 19.64% and 14.30%, returns on average assets of 1.46% and 1.02% and efficiency ratios of 50.99% and 63.38% for the nine months ended September 30, 2002 and 2001, respectively. The increase in earnings per share, ROAA, ROAE and the efficiency ratio for the nine months ended September 30, 2002 compared with the same period in 2001 was primarily due to the combined effect of earning asset growth and the $2.4 million in pre-tax merger-related expenses and other charges incurred in February 2001 in connection with the merger of Commercial Bancshares, Inc. (the "Commercial Merger") into the Company, which was accounted for as a pooling of interests.

Results of Operations Excluding Merger-Related Expenses

     Excluding the pre-tax merger-related expenses of $2.4 million incurred in 2001 in connection with the Commercial Merger, net income for the nine months ended September 30, 2002 was $14.9 million ($0.89 per common share on a diluted basis) compared with net income of $10.5 million ($0.64 per common share on a diluted basis) for the nine months ended September 30, 2001, an increase of $4.4 million or 41.2%. Excluding the merger-related expenses in 2001, the Company would have posted returns on average common equity of 19.64% and 16.82%, returns on average assets of 1.46% and 1.20% and efficiency ratios of 50.99% and 56.36% for the nine months ended September 30, 2002 and 2001, respectively.

Net Interest Income

     Net interest income was $14.0 million for the quarter ended September 30, 2002 compared with $10.3 million for the quarter ended September 30, 2001, an increase of $3.7 million, or 36.0%. Net interest income increased primarily as a result of an increase in average interest-earning assets to $1.36 billion for the quarter ended September 30, 2002 from $1.12 billion for the quarter ended September 30, 2001, an increase of $240.1 million, or 21.4%. Additionally, net interest income increased due to a change in the net interest margin from 3.66% for the three months ended September 30, 2001 to 4.10% for the three months ended September 30, 2002.

     The expansion of the net interest margin was principally due to a 154 basis point decrease in the rate paid on interest-bearing liabilities from 3.94% for the quarter ended September 30, 2001 to 2.40% for the quarter ended September 30, 2002, partially offset by a 81 basis point decrease in the yield on earning assets from 6.81% for the quarter ended September 30, 2001 to 6.00% for the quarter ended September 30, 2002.

     Net interest income increased $9.5 million, or 32.4%, to $38.8 million for the nine months ended September 30, 2002 from $29.3 million for the same period in 2001. This increase is mainly attributable to an increase in average interest-earning assets to $1.28 billion for the nine months ended September 30, 2002 from $1.10 billion for the nine months ended September 30, 2001, an increase of $181.6 million, or 16.6%. Additionally, net interest income increased due to a change in the net interest margin from 3.56% for the nine months ended September 30, 2001 to 4.05% for the nine months ended September 30, 2002.

     The expansion of the net interest margin was primarily due to a 178 basis point decrease in the rate paid on interest-bearing liabilities from 4.27% for the nine months ended September 30, 2001 to 2.49% for the nine months ended September 30, 2002, partially offset by a 96 basis point decrease in the yield on earning assets from 7.00% for the nine months ended September 30, 2001 to 6.04% for the nine months ended September 30, 2002.

     The following tables set forth, for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the quarter ended September 30, 2002 and 2001 and for the nine months ended September 30, 2002 and 2001, respectively. The tables also set forth the net interest margin on average total interest-earning assets for the same periods. Except as indicated in the footnotes, no tax-equivalent adjustments were made and all average balances are daily average balances. Any nonaccruing loans have been included in the table as loans carrying a zero yield.


                                                      Three Months Ended September 30,
                                        -----------------------------------------------------------------
                                                      2002                           2001
                                        -----------------------------  ----------------------------------
                                          Average   Interest   Average      Average    Interest   Average
                                        Outstanding Earned/     Yield/    Outstanding  Earned/     Yield/
                                          Balance     Paid     Rate (4)     Balance      Paid     Rate (4)
                                        -----------  -------  ---------    ---------   ------    ---------
                                                            (Dollars in thousands)
Assets
Interest-earning assets:
  Loans .............................  $  537,466     $ 9,828   7.31%     $  427,984   $  8,839     8.26%
  Securities(1) .....................     808,187      10,508   5.20         663,089      9,988     6.03
  Federal funds sold and other
   temporary investments ............      16,459          83   2.02          30,919        274     3.54
                                       ----------     -------             ----------   --------
    Total interest-earning assets ...   1,362,112      20,419   6.00%      1,121,992     19,101     6.81%
                                                      -------                          --------
  Less allowance for credit losses ..      (7,307)                            (5,579)
                                       ----------                         ----------
    Total interest-earning assets,
     net of allowance ...............   1,354,805                          1,116,413
     Noninterest-earning assets .....     111,184                             78,484
                                       ----------                         ----------
    Total assets ....................  $1,465,989                         $1,194,897
                                       ==========                         ==========
Liabilities and shareholders' equity
Interest-bearing liabilities:

  Interest-bearing demand deposits ..   $ 238,636    $    775   1.30%     $  194,277   $  1,062     2.19%
  Savings and money market accounts .     311,421       1,338   1.72         252,015      3,161     5.02
  Certificates of deposit ...........     513,025       4,132   3.22         438,772      4,550     4.15
  Federal funds purchased and other
   borrowings. ......................      15,668         219   5.59          13,563         68     2.01
                                        ---------    --------             ----------   --------
    Total interest-bearing
     liabilities ....................   1,078,750       6,464   2.40%        898,627      8,841     3.94%
                                        ---------    --------             ----------   --------
Noninterest-bearing liabilities:
  Noninterest-bearing demand
   deposits..........................     232,450                            177,296
   Company-obligated mandatorily
     redeemable trust preferred
     securities of subsidiary
     trusts .........................      28,000                             24,500
  Other liabilities. ................      10,409                              8,413
                                       ----------                         ----------
    Total liabilities. ..............   1,349,609                          1,108,836
                                        ---------                         -----------
Shareholders' equity ................     116,380                             86,061
                                        ---------                         ----------
    Total liabilities and
     shareholders' equity ...........  $1,465,989                         $1,194,897
                                       ==========                         ==========
Net interest rate spread ............                           3.60%                               2.87%
Net interest income and margin(2) ...               $  13,955   4.10%                  $ 10,260     3.66%
                                                    =========                          ========
Net interest income and margin
 (tax-equivalent basis)(3) ..........               $  14,399   4.23%                  $ 10,763     3.84%
                                                    =========                          ========

-------------------

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

(4)  Annualized.


                                                       Nine Months Ended September 30,
                                        -----------------------------------------------------------------
                                                      2002                           2001
                                        -----------------------------  ----------------------------------
                                          Average    Interest Average      Average    Interest    Average
                                        Outstanding  Earned/   Yield/    Outstanding   Earned/     Yield/
                                          Balance     Paid    Rate (4)     Balance      Paid      Rate (4)
                                        -----------  -------  ---------    ---------   ------    ---------
                                                            (Dollars in thousands)
Assets
Interest-earning assets:
  Loans .............................  $  470,374    $25,945   7.35%    $  420,401     $26,578     8.43%
  Securities(1) .....................     794,155     31,785   5.34        639,579      29,625     6.18
  Federal funds sold and other
   temporary investments ............      13,442        175   1.74         36,423       1,361     4.98
                                       ----------   --------            ----------     -------
   Total interest-earning assets ....   1,277,971     57,905   6.04%     1,096,403      57,564     7.00%
                                                   ---------                           -------
  Less allowance for credit losses ..      (6,621)                          (5,568)
                                       -----------                      ----------
    Total interest-earning assets,
     net of allowance ...............   1,271,350                        1,090,835
     Noninterest-earning assets .....      91,440                           81,190
                                       ----------                       ----------

    Total assets ....................  $1,362,790                       $1,172,025
                                       ==========                       ==========
Liabilities and shareholders' equity
Interest-bearing liabilities:

  Interest-bearing demand deposits ..   $ 238,729   $  2,360   1.32%     $ 194,088     $ 3,747     2.57%
  Savings and money market accounts .     291,776      3,836   1.75        247,175       7,587     4.09
  Certificates of deposit. ..........     477,285     12,238   3.42        424,352      16,290     5.12
  Federal funds purchased and other
   borrowings. ......................      16,764        669   5.32         17,915         643     4.79
                                       ----------   --------            ----------     -------
    Total interest-bearing
     liabilities ....................   1,024,554     19,103   2.49%       883,530      28,267     4.27%
                                       ----------  ---------            ----------     -------
Noninterest-bearing liabilities:
  Noninterest-bearing demand
   deposits .........................     200,784                          180,376
   Company-obligated mandatorily
      redeemable trust preferred
      securities of subsidiary
      trusts ........................      27,333                           16,167
  Other liabilities. ................       8,691                            8,354
                                       ----------                       ----------
    Total liabilities. ..............   1,261,362                        1,088,427
                                       ----------                       ----------
Shareholders' equity ................     101,428                           83,598
                                       ----------                       ----------
    Total liabilities and
      shareholders' equity ..........  $1,362,790                       $1,172,025
                                       ==========                       ==========

Net interest rate spread ............                          3.56%                               2.73%

Net interest income and margin(2) ...              $  38,802   4.05%                  $ 29,297     3.56%
                                                   =========                          ========

Net interest income and margin
 (tax-equivalent basis)(3) ..........              $  40,189   4.19%                  $ 30,779     3.74%
                                                   =========                          ========

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


                                                   Three Months Ended September 30,
                                                   ---------------------------------
                                                           2002 vs. 2001
                                                   ---------------------------------
                                                          Increase
                                                         (Decrease)
                                                           Due to
                                                   ----------------------
                                                    Volume         Rate         Total
                                                   ---------    ---------    ---------
                                                         (Dollars in thousands)
   Interest-earning assets:
     Loans ......................................  $   2,261    $  (1,272)   $     989
     Securities .................................      2,186       (1,666)         520
     Federal funds sold and other temporary
       investments ..............................       (128)         (63)        (191)
                                                   ---------    ---------    ---------
       Total increase (decrease) in interest
         income .................................      4,319       (3,001)       1,318
                                                   ---------    ---------    ---------

   Interest-bearing liabilities:
     Interest-bearing demand deposits ...........        242         (529)        (287)
     Savings and money market accounts. .........        745       (2,568)      (1,823)
     Certificates of deposit. ...................        770       (1,188)        (418)
     Federal funds purchased and other
       borrowings ...............................         11          140          151
                                                   ---------    ---------    ---------
       Total increase (decrease) in interest
        expense .................................      1,768       (4,145)      (2,377)
                                                   ---------    ---------    ---------
   Increase in net interest income ..............  $   2,551    $   1,144    $   3,695
                                                   =========    ==========   =========

                                                      Nine Months Ended September 30,
                                                   -------------------------------------
                                                              2002 vs. 2001
                                                   -------------------------------------
                                                          Increase
                                                         (Decrease)
                                                           Due to
                                                   ----------------------
                                                    Volume         Rate         Total
                                                   ---------    ---------    ---------
                                                          (Dollars in thousands)

   Interest-earning assets:
     Loans ......................................  $   3,159    $  (3,792)   $    (633)
     Securities .................................      7,160       (5,000)       2,160
     Federal funds sold and other temporary
       investments ..............................       (859)        (327)      (1,186)
                                                   ---------    ---------    ---------
       Total increase (decrease) in interest
          income ................................      9,460       (9,119)         341
                                                   ---------    ---------    ---------

   Interest-bearing liabilities:
     Interest-bearing demand deposits ...........        862       (2,249)      (1,387)
     Savings and money market accounts ..........      1,369       (5,120)      (3,751)
     Certificates of deposit. ...................      2,032       (6,084)      (4,052)
     Federal funds purchased and other
       borrowings ...............................        (41)          67           26
                                                   ----------   ---------    ---------
       Total increase (decrease) in interest
         expense ................................      4,222      (13,386)      (9,164)
                                                   ---------    ---------    ---------
   Increase in net interest income ..............  $   5,238    $   4,267    $   9,505
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

     The provision for credit losses for the quarter ended September 30, 2002 was $120,000 compared with a $50,000 provision for the corresponding period in 2001. The provision for credit losses for the nine months ended September 30, 2002 was $360,000 compared with a $50,000 provision for the same period in 2001. The $310,000 increase in the provision for credit losses was primarily due to a 52.6% increase in the Company's loan portfolio from $424.4 million at December 31, 2001 to $647.7 million at September 30, 2002.

Noninterest Income

     The Company's primary sources of noninterest income are service charges on deposit accounts and other banking service related fees. The following table presents, for the periods indicated, the major categories of noninterest income:


                                           Three Months Ended       Nine Months Ended
                                             September 30,            September 30,
                                      ---------------------------------------------------
                                           2002        2001          2002         2001
                                        --------     -------      ---------    ---------
                                                           (Dollars in thousands)
 Service charges on deposit accounts .. $ 2,632      $ 1,924       $ 6,491      $  5,501
 Other noninterest income .............     261          263           889           779
                                        -------      -------       -------      --------
    Total noninterest income .......... $ 2,893      $ 2,187       $ 7,380      $  6,280
                                        =======      =======       =======      ========

     Noninterest income totaled $2.9 million for the three months ended September 30, 2002 compared with $2.2 million for the same period in 2001, an increase of $706,000, or 32.3%. Noninterest income increased $1.1 million, or 17.5%, to $7.4 million for the nine months ended September 30, 2002 from $6.3 million for the same period in 2001. The increase is primarily attributable to the Texas Guaranty and Paradigm acquisitions.

Noninterest Expense

     Noninterest expense totaled $8.5 million for the quarter ended September 30, 2002 compared with $7.1 million for the quarter ended September 30, 2001, an increase of $1.4 million, or 20.4%. This change is principally due to increases in salaries and employee benefits, building and equipment costs and general operating expenses related to the Paradigm, First State and Texas Guaranty acquisitions.

     Noninterest expense totaled $24.3 million for the nine months ended September 30, 2002, an increase of $1.4 million, or 5.9%, from $22.9 million for the same period in 2001. In February 2001, the Company incurred $2.4 million in merger-related expenses and other charges in connection with the merger of Commercial. The $2.4 million in merger-related charges include closing costs, legal fees, accounting fees, broker fees, employee related costs, and contract terminations. Had the Company not incurred the $2.4 million in merger-related expenses in 2001, noninterest expense for the nine months ended September 30, 2002 would have increased $3.8 million or 18.5% compared with the same period in 2001. This change is principally due to increases in salaries and employee benefits, building and equipment costs and general operating expenses associated with the Paradigm, First State and Texas Guaranty acquisitions. The change in non-interest expense was also impacted by an increase in minority interest expense related to the trust preferred securities due to the issuance of $15.0 million in trust preferred securities in July 2001 which was partially offset by a decrease in goodwill amortization expense due to a recent accounting change.

     The following table presents, for the periods indicated, the major categories of noninterest expense:


                                                       Three Months Ended        Nine Months Ended
                                                          September 30,           September 30,
                                                      ---------------------      ------------------
                                                         2002       2001           2002       2001
                                                      ---------  ---------       --------   --------
                                                                 (Dollars in thousands)
     Salaries and employee benefits ................  $   3,954  $   3,247       $ 11,268   $  9,759
     Non-staff expenses:
         Net occupancy expense .....................        619        493          1,614      1,483
         Depreciation ..............................        459        385          1,230      1,183
         Data processing ...........................        532        526          1,495      1,551
         Communications expense (telephone, data
           circuits and courier) ...................        462        380          1,274      1,040
         Professional fees .........................        125        101            384        212
         Regulatory assessments and FDIC insurance..         77         55            231        177
         Ad valorem and franchise taxes.............        148        118            396        363
         Core deposit intangibles and goodwill
           amortization ............................         26        341             30      1,022
         Minority interest expense trust preferred
           securities ..............................        524        475          1,518      1,051
         Merger-related expenses ...................         --         --             --      2,425
         Other .....................................      1,580        947          4,853      2,668
                                                      ---------  ---------       --------    -------
     Total non-staff expenses ......................      4,552      3,822         13,025     13,175

     Total noninterest expense .....................  $   8,506  $   7,068       $ 24,293   $ 22,934
                                                      =========  =========       ========   ========

     Salaries and employee benefit expenses were $4.0 million for the quarter ended September 30, 2002 compared with $3.3 million for the quarter ended September 30, 2001, an increase of $707,000, or 21.8%. For the nine months ended September 30, 2002, salaries and employee benefits increased $1.5 million or 15.5% compared with the same period in 2001. Both increases were principally due to annual employee salary increases and additional staff associated with the Texas Guaranty, First State and Paradigm acquisitions.

     Non-staff expenses increased $730,000, or 19.1%, to $4.6 million for the quarter ended September 30, 2002 compared with the same period in 2001. The increase was principally due to acquisition expenses for the three months ended September 30, 2002, partially offset by a decrease in goodwill amortization due to a recent accounting change. For the nine month period ended September 30, 2002, non-staff expenses decreased $150,000, or 1.2%, to $13.0 million from $13.2 million for the same period in 2001. Non-staff expenses for the nine months ended September 30, 2001 included $2.4 million in pre-tax merger expenses related to the Commercial Merger. Had the Company not incurred the $2.4 million in pre-tax merger expenses in 2001, non-staff expenses would have increased $2.3 million, or 21.2%, to $13.0 million for the nine months ended September 30, 2002. The increase was primarily due to the Paradigm, First State and Texas Guaranty acquisitions.

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

Income Taxes

     Income tax expense increased $971,000, or 60.8%, to $2.6 million for the three months ended September 30, 2002 from $1.6 million for the same period in 2001. For the nine month period ended September 30, 2002, income tax expense increased $3.0 million, or 81.8%, to $6.6 million from $3.6 million for the same period in 2001. The increase was primarily attributable to higher pretax net earnings which resulted from an increase in net interest income for the nine months ended September 30, 2002 when compared to the same period in 2001. In addition, the Company incurred $2.4 million in merger-related expenses during the nine months ended September 30, 2001 which had a tax benefit of approximately $849,000.

FINANCIAL CONDITION

Loan Portfolio

     Total loans were $647.7 million at September 30, 2002, an increase of $223.3 million, or 52.6% from $424.4 million at December 31, 2001. Loans acquired in the Texas Guaranty Acquisition totaled $45.7 million and loans acquired in the Paradigm acquisition totaled $175.7 million. Loan growth occurred primarily in construction and land development loans and commercial mortgage loans. Period end loans comprised 50.7% of average earning assets at September 30, 2002 compared with 38.0% at December 31, 2001.

     The following table summarizes the loan portfolio of the Company by type of loan as of September 30, 2002 and December 31, 2001:

                                 September 30,         December 31,
                                      2002                 2001
                              ------------------    ------------------
                                 Amount  Percent      Amount   Percent
                              ---------  -------    --------   -------
                                       (Dollars in thousands)
  Commercial and industrial..$  86,678    13.4%     $  46,986  11.1%
  Real estate:
    Construction and land
         development.........    52,163    8.1         20,963   4.9
    1-4 family residential...   197,876   30.5        175,253  41.3
    Home equity..............    24,246    3.7         20,541   4.8
    Commercial mortgages.....   168,686   26.0         78,446  18.5
    Farmland.................    13,120    2.0         10,686   2.5
    Multifamily residential..    12,941    2.0          9,694   2.3
  Agriculture................    28,934    4.5         15,757   3.7
  Other......................     1,098    0.2            953   0.2
  Consumer...................    61,973    9.6         45,121  10.7
                               --------  -----       --------  ----
       Total loans...........  $647,715  100.0%     $ 424,400 100.0%
                               ========  =====      ========= =====

Nonperforming Assets

     The Company had $789,000 in nonperforming assets at September 30, 2002 and $1,000 in nonperforming assets at December 31, 2001. The Company generally places a loan on nonaccrual status and ceases accruing interest when the payment of principal or interest is delinquent for 90 days, or earlier in some cases, unless the loan is in the process of collection and the underlying collateral fully supports the carrying value of the loan. The Company generally charges off all loans before attaining nonaccrual status. However, in connection with its recent acquisitions, the Company acquired $34,000 in nonaccrual loans.

     The following table presents information regarding nonperforming assets as of the dates indicated:

                                              September 30,   December 31,
                                                 2002             2001
                                              -----------      ---------
                                                (Dollars in thousands)

   Nonaccrual loans.                          $   34           $     1
   Accruing loans 90 or more days past due...    168                --
                                              ------           -------
      Total nonperforming loans..............    202                --
   Other real estate.........................    587                --
                                              ------           -------
      Total nonperforming assets............. $  789           $     1
                                              ======           =======

Allowance for Credit Losses

         Management actively monitors the Company's asset quality and provides specific loss allowances when necessary. Loans are charged-off against the allowance for credit losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. As of September 30, 2002, the allowance for credit losses amounted to $8.2 million, or 1.26% of total loans compared with $6.0 million, or 1.41% of total loans at December 31, 2001.

         Set forth below is an analysis of the allowance for credit losses for the periods indicated:


                                                  Nine Months Ended              Year Ended
                                                 September 30, 2002           December 31, 2001
                                               ----------------------       -------------------
                                                            (Dollars in thousands)
 Average loans outstanding........................  $  470,374                     $  419,553
                                                    ==========                     ==========
 Gross loans outstanding at end of period.........  $  647,715                     $  424,400
                                                    ==========                     ==========
 Allowance for credit losses at
   beginning of period............................  $    5,985                     $    5,523
 Balances acquired with the Texas Guaranty,
   First State and Paradigm acquisitions..........       1,858                             --
 Provision for credit losses......................         360                            700
 Charge-offs:
   Commercial and industrial......................         (38)                          (180)
   Real estate and agriculture....................         (93)                          (175)
   Consumer.......................................        (113)                           (74)
 Recoveries:
   Commercial and industrial......................          34                             15
   Real estate and agriculture....................         118                            121
   Consumer.......................................          62                             55
                                                       -------                     ----------
 Net (charge-offs)................................         (29)                          (238)
                                                       -------                     ----------
 Allowance for credit losses at end of period.....     $ 8,173                     $    5,985
                                                       =======                     ==========
 Ratio of allowance to end of period
   loans..........................................        1.26%                         1.41%
 Ratio of net charge-offs to average
   loans..........................................        0.01%                         0.06%
 Ratio of nonperforming loans to end of
   period loans...................................        0.03%                          n/m(1)

(1) Amount not meaningful. Nonperforming loans totaled $1,000 at December 31, 2001.

Securities

     Securities totaled $885.6 million at September 30, 2002 compared with $752.3 million at December 31, 2001, an increase of $133.2 million, or 17.7%. At September 30, 2002, securities represented 52.4% of total assets compared with 59.6% of total assets at December 31, 2001. The growth in securities was primarily due to the Paradigm, First State and Texas Guaranty acquisitions.

Premises and Equipment

     Premises and equipment, net of accumulated depreciation, totaled $23.8 million at September 30, 2002 and $15.1 million at December 31, 2001. The $8.8 million increase was primarily due to the Paradigm, First State and Texas Guaranty acquisitions.

Deposits

     Total deposits were $1.47 billion at September 30, 2002 compared with $1.12 billion at December 31, 2001, an increase of $344.2 million or 30.6%. Total deposits acquired in the Paradigm acquisition were $218.3 million, total deposits acquired in the First State acquisition were $14.1 million and total deposits acquired in the Texas Guaranty acquisition were $61.8 million. At September 30, 2002, noninterest-bearing deposits accounted for 20.7% of total deposits compared with 16.8% of total deposits at December 31, 2001. Interest-bearing deposits totaled $1.16 billion, or 79.3%, of total deposits at September 30, 2002 compared with $934.6 million, or 83.2%, of total deposits at December 31, 2001.

Other Borrowings

     Deposits are the primary source of funds for the Company's lending and investment activities. Occasionally, the Company obtains additional funds from the Federal Home Loan Bank ("FHLB") and correspondent banks. At September 30, 2002, the Company had $28.3 million in FHLB borrowings, of which $15.3 million consisted of FHLB notes payable and $13.0 million consisted of FHLB advances. The maturity dates on the FHLB notes payable range from the years 2004 to 2018 and have interest rates ranging from 5.95% to 6.48%. At December 31, 2001, the Company had $18.1 million in FHLB borrowings of which $13.3 million consisted of FHLB notes payable and $4.8 million consisted of FHLB advances. Any FHLB advances are secured by a blanket lien on the Bank's first mortgage loans against one-to-four family residential properties.

     At September 30, 2002 and December 31, 2001, the Company had no outstanding borrowings under a revolving line of credit extended by a commercial bank.

Trust Preferred Securities

     At September 30, 2002, the Company's subsidiary trusts had outstanding $33.0 million in trust preferred securities compared with $27.0 million at December 31, 2001. The increase is due to the assumption of $6.0 million in trust preferred securities in connection with the Paradigm acquisition.

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

     Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of September 30, 2002, the Company had cash and cash equivalents of $55.7 million, an increase from $41.7 million at December 31, 2001.

Capital Resources

     Total shareholders' equity was $149.6 million at September 30, 2002 compared with $88.7 million at December 31, 2001, an increase of $60.8 million, or 68.6%. The increase was primarily due to net earnings of $14.9 million, common stock issued in the Paradigm acquisition of $46.5 million and a net change in unrealized gain on available for sale securities of $2.7 million, partially offset by cash dividends paid of $2.8 million.

     Both the Board of Governors of the Federal Reserve System, with respect to the Company, and the Federal Deposit Insurance Corporation ("FDIC"), with respect to the Bank, have established certain minimum risk-based capital standards that apply to bank holding companies and federally insured banks. As of September 30, 2002, the Company's Tier 1 capital, total risk-based capital and leverage capital ratios were 15.44%, 16.52% and 8.31%, respectively. As of September 30, 2002, the Bank's risk-based capital ratios were above the levels required for the Bank to be designated as "well capitalized" by the FDIC, with Tier-1 capital, total risk-based capital and leverage capital ratios of 12.74%, 13.83% and 6.85%, respectively.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company manages market risk, which for the Company is primarily interest rate risk, through its Asset Liability Committee which is composed of senior officers of the Company, in accordance with policies approved by the Company's Board of Directors.

     The Company uses simulation analysis to examine the potential effects of market changes on net interest income and market value. It considers macroeconomic variables, Company strategy, liquidity and other factors as it quantifies market risk. Based on the Company's September 30, 2002 simulation analysis, the Company estimates that its current net interest income structure would change by approximately (4.72)% over the next twelve months assuming an immediate 100 basis point decline in rates and change by approximately 1.66% over the next twelve months assuming an immediate 100 basis point increase in rates. See Form 10-K, Item 7 "Management's Discussion and Analysis and Results of Operations-Interest Rate Sensitivity and Liquidity" which was filed on March 8, 2002 for further discussion.

ITEM 4.  CONTROLS AND PROCEDURES

     Evaluation of disclosure controls and procedures. Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of management, including it's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of it's disclosure controls and procedures. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported to the Company's management within the time periods specified in the Securities and Exchange Commission's rules and forms.

     Changes in internal controls. Subsequent to the date of the most recent evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures, and there were no corrective actions with regard to significant deficiencies and material weaknesses based on such evaluation.

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

     Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a. Exhibits:

             Exhibit
             Number                    Description
             -------                   -----------

               99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002.

               99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002.

     b. Reports on Form 8-K:

          (i) The Company filed a Current Report on Form 8-K under Item 5 of Form 8-K on July 12, 2002 to announce the completion of the acquisition of The First State Bank in Needville, Texas.

          (ii) The Company filed a Current Report on Form 8-K under Item 5 of Form 8-K on July 15, 2002 to announce the signing of a definitive agreement with Southwest Bank Holding Company, Dallas, Texas, providing for the merger of Southwest Bank Holding Company into the Company.

         (iii) The Company filed a Current Report on Form 8-K under Item 5 of Form 8-K on July 15, 2002 to announce the release of the Company's earnings for the second quarter 2002.

          (iv) The Company filed a Current Report on Form 8-K under Item 5 of Form 8-K on August 16, 2002 to announce the signing of a definitive agreement with First National Bank of Bay City, Bay City, Texas, pursuant to which First National Bank will be merged into Prosperity Bank.

          (v) The Company filed a Current Report on Form 8-K under Item 5 of Form 8-K on September 3, 2002 to announce the completion of the merger of Paradigm Bancorporation, Inc. into the Company.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                PROSPERITY BANCSHARES, INC.(SM)
                                         (Registrant)


      Date:  11/14/02                 /s/ David Zalman
           -------------        --------------------------------
                                          David Zalman
                                Chief Executive Officer/President

      Date:  11/14/02                 /s/ David Hollaway
           ------------         --------------------------------
                                         David Hollaway
                                    Chief Financial Officer

                                 CERTIFICATIONS

     I, David Zalman, President and Chief Executive Officer of the registrant, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Prosperity Bancshares, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: November 14, 2002


          /s/ David Zalman
         --------------------------------
         David Zalman
         President and Chief Executive Officer

     I, David Hollaway, Chief Financial Officer of the registrant, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Prosperity Bancshares, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: November 14, 2002


           /s/ David Hollaway
         ------------------------------
         David Hollaway
         Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number                         Description
-------                        -----------

  99.1    Certification of Chief Executive Officer pursuant to 18 U.S.C.,
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  99.2    Certification of Chief Financial Officer pursuant to 18 U.S.C.,
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.