Form 10-K
period 2002-12-31
PROSPERITY BANCSHARES INC
filed 2003-03-07
CIK 1068851

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------
(Mark One)
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For The Fiscal Year Ended December 31, 2002
                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K. [_]

     The aggregate market value of the shares of Common Stock held by non-affiliates, based on the closing price of the Common Stock on the Nasdaq National Market System on June 30, 2002 was approximately $172,889,401.

     As of February 6, 2003, the number of outstanding shares of Common Stock was 18,903,483.

                      Documents Incorporated by Reference:

     Portions of the Company's Proxy Statement relating to the 2003 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2002, are incorporated by reference into Part III, Items 10-13 of this Form 10-K.

                         PROSPERITY BANCSHARES, INC.(SM)
                         2002 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

PART I

           Item 1.  Business .............................................................................................    2
                      General ............................................................................................    2
                      Recent Mergers and Acquisitions ....................................................................    3
                      Recent Developments ................................................................................    3
                      Stock split ........................................................................................    4
                      Available information ..............................................................................    4
                      Officers and Associates ............................................................................    4
                      Banking Activities .................................................................................    4
                      Business Strategies ................................................................................    5
                      Competition ........................................................................................    6
                      Supervision and Regulation .........................................................................    6
           Item 2.  Properties ...........................................................................................   13
           Item 3.  Legal Proceedings ....................................................................................   16
           Item 4.  Submission of Matters to a Vote of Security Holders ..................................................   16

PART II

           Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters ................................   16
           Item 6.  Selected Consolidated Financial Data .................................................................   18
           Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations ................   20
                      Overview ...........................................................................................   20
                      Critical Accounting Policies .......................................................................   20
                      Results of Operations ..............................................................................   21
                      Financial Condition ................................................................................   25
           Item 7A. Quantitative and Qualitative Disclosures about Market Risk ...........................................   38
           Item 8.  Financial Statements and Supplementary Data ..........................................................   38
           Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure .................   40

PART III

           Item 10. Directors and Executive Officers of the Registrant ...................................................   40
           Item 11. Executive Compensation ...............................................................................   40
           Item 12. Security Ownership of Certain Beneficial Owners and Management .......................................   40
           Item 13. Certain Relationships and Related Transactions .......................................................   40
           Item 14. Controls and Procedures ..............................................................................   40

PART IV

           Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K ......................................   41
           Signatures

PART I

Special Cautionary Notice Regarding Forward-Looking Statements

         Statements and financial discussion and analysis contained in this annual report on Form 10-K that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on assumptions and involve a number of risks and uncertainties, many of which are beyond the Company's control. Many possible events or factors could affect the future financial results and performance of the Company and could cause such results or performance to differ materially from those expressed in the forward-looking statements. These possible events or factors include, without limitation:

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

..    acts of terrorism, an outbreak of hostilities or other international or domestic calamities, weather or other acts of God and other matters beyond the Company's control; and

..    other risks and uncertainties listed from time to time in the Company's reports and documents filed with the Securities and Exchange Commission.

         A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. The Company believes it has chosen these assumptions or bases in good faith and that they are reasonable. However, the Company cautions you that assumptions or bases almost always vary from actual results, and the differences between assumptions or bases and actual results can be material.

         The Company undertakes no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless the securities laws require the Company to do so.
                                       1

ITEM 1. BUSINESS

General

     Prosperity Bancshares, Inc.(SM) (the "Company") was formed in 1983 as a vehicle to acquire the former Allied Bank in Edna, Texas which was chartered in 1949. The Company is a registered financial holding company that derives substantially all of its revenues and income from the operation of its bank subsidiary, Prosperity Bank(SM) ("Prosperity Bank" or the "Bank"). The Bank provides a broad line of financial products and services to small and medium-sized businesses and consumers. The Bank operates forty (40) full-service banking locations in the greater Houston metropolitan area and fifteen contiguous counties situated south and southwest of Houston and extending into South Texas and two (2) full service banking locations in Dallas, Texas. The Company's headquarters are located at 4295 San Felipe in Houston, Texas and its telephone number is (713) 693-9300.

     The Company's market consists of the communities served by its locations in the Greater Houston CMSA, additional locations in eight contiguous counties located to the south and southwest of Houston and its two banking locations in Dallas, Texas. The Greater Houston CMSA includes Brazoria, Chambers, Fort Bend, Galveston, Harris, Liberty, Montgomery and Walker counties. Texas Highway 59 (scheduled to become Interstate Highway 69), which serves as the primary "NAFTA Highway" linking the interior United States and Mexico, runs directly through the center of the Company's market area. The increased traffic along this NAFTA Highway has enhanced economic activity in the Company's market area and created opportunities for growth. The diverse nature of the economies in each local market served by the Company provides the Company with a varied customer base and allows the Company to spread its lending risk throughout a number of different industries including farming, ranching, petrochemicals, manufacturing, tourism, recreation and professional service firms and their principals. The Company's market areas outside of Houston are dominated by either small community banks or branches of large regional banks. Management believes that the Company, as one of the few mid-sized financial institutions that combines responsive community banking with the sophistication of a regional bank holding company, has a competitive advantage in its market area and excellent growth opportunities through acquisitions, new Banking Center locations and additional business development.

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

     In 1999, the Company acquired South Texas Bancshares, Inc. and its wholly owned subsidiary, The Commercial National Bank of Beeville, with locations in Beeville, Mathis and Goliad, Texas (the "South Texas Acquisition"). The Company acquired trust powers in connection with the South Texas Acquisition. Additionally, in September 2000, the Company purchased certain assets and assumed certain liabilities of five branches of Compass Bank located in El Campo, Hitchcock, Needville, Palacios and Sweeny, Texas. With the exception of the El Campo location, the former Compass branches are being operated as full-service Banking Centers. The El Campo location has been combined with the Company's El Campo Banking Center. In February 2001, the Company completed a merger with Commercial Bancshares, Inc., ("Commercial"), whereby Commercial was merged with the Company and Heritage Bank, Commercial's wholly owned subsidiary, was merged with the Bank. Heritage Bank had 12 full-service banking locations in the Houston metropolitan area and in three adjacent counties. The transaction was accounted for as a pooling of interests and therefore the historical financial data of the Company has been restated to include the accounts and operations of Commercial for all periods prior to the effective time of the Commercial merger.

Recent Mergers and Acquisitions

     On November 1, 2002, the Company acquired First National Bank of Bay City, Bay City, Texas (the "FNB Acquisition"), through the merger of FNB with and into Prosperity Bank for approximately $5.1 million in cash. FNB operated one (1) location in Bay City, Texas, which was closed and consolidated with Prosperity Bank's Bay City Banking Center. As of November 1, 2002, FNB had total assets of $27.1 million, total loans of $8.2 million and total deposits of $23.8 million.

     On October 1, 2002, the Company acquired Southwest Bank Holding Company, Dallas, Texas (the "Southwest Acquisition") for approximately $19.6 million in cash. Southwest's wholly owned subsidiary, Bank of the Southwest, Dallas, Texas, became a subsidiary of the Company but was merged into the Bank on January 2, 2003. Southwest was privately held and operated two (2) banking offices in Dallas, Texas. As of October 1, 2002, Southwest had total assets of $121.9 million, total loans of $58.7 million and total deposits of $108.9 million.

     On September 1, 2002, the Company acquired Paradigm Bancorporation, Inc. (the "Paradigm Acquisition") in a stock transaction for approximately 2.58 million shares of Prosperity common stock for all outstanding shares of Paradigm. Paradigm operated a total of eleven (11) banking offices - six (6) in the greater metropolitan Houston area and five (5) in the nearby Southeast Texas cities of Dayton, Galveston, Mont Belvieu, and Winnie. The Company subsequently closed three banking offices and consolidated them into existing banking centers. As of September 1, 2002, Paradigm Bancorporation had total assets of $248.7 million, total loans of $175.7 million and total deposits of $218.3 million.

     In connection with the acquisition of Paradigm, 75,192 shares of Company Common Stock and cash in lieu of fractional share interests were placed into escrow to cover possible losses that may be incurred by the Company in the three year period following completion of the merger with respect to certain specified loans made by Paradigm prior to execution of the merger agreement. At the end of the three year period, or sooner if all of these loans are paid in full or upgraded, the escrow agent will distribute a pro rata portion of the shares and cash to each of the Paradigm shareholders. While the shares are held in escrow, the Paradigm shareholders will not receive any dividends paid against the shares until such time, if any, that the shares are issued.

     In the event that during the three year escrow period a specified loan is either (i) not paid in full or (ii) deemed by the Company in its sole discretion to continue to be a specified loan based on the performance of the loan and the financial stability of the borrower, the shares of Common Stock will be used to compensate the Company for the losses associated with these loans.

     On July 12, 2002, the Company acquired The First State Bank, Needville, Texas (the "First State Acquisition") for approximately $3.7 million in cash. Prosperity Bank's existing Needville Banking Center has relocated into the former First State Bank location effective July 15, 2002. As of July 12, 2002, The First State Bank had total assets of $16.3 million, loans of $5.5 million and deposits of $14.1 million.

     On May 8, 2002, the Company acquired Texas Guaranty Bank, N.A. (the "Texas Guaranty Acquisition") for approximately $11.8 million in cash. Texas Guaranty Bank operated three (3) offices in the western portion of Houston, Texas, all of which became full service banking centers of Prosperity Bank. As of May 8, 2002, Texas Guaranty Bank had total assets of $74.0 million, loans of $45.7 million and deposits of $61.8 million.

Recent Developments

     On February 3, 2003, the Company announced the signing of a definitive agreement pursuant to which the Company will acquire Abrams Centre Bancshares, Dallas, Texas ("Abrams") and its subsidiary, Abrams Centre National Bank, for approximately $16.3 million in cash. Abrams operates two (2) banking offices in Dallas, Texas. As of December 31, 2002, Abrams had total assets of $93.6 million, loans of $50.6 million, deposits of $69.0 million and shareholders' equity of $13.9 million. The transaction is expected to close in the second quarter 2003 and is subject to approval by regulators and certain closing conditions.

     On March 4, 2003, the Company entered into a definitive agreement with Dallas Bancshares Corporation, Dallas, Texas ("Dallas"). Pursuant to the agreement, Dallas Bancshares will merge into the Company and it's wholly owned subsidiary, BankDallas will merge into the Bank. Under the terms of the agreement, the Company will pay approximately $7.0 million in cash. Dallas Bancshares is privately held and operates one (1) banking office in Dallas, Texas. As of December 31, 2002, BankDallas had total assets of $40.9 million, loans of $30.6 million, deposits of $36.5 million and shareholders' equity of $4.3 million. The transaction is expected to close in the second quarter of 2003. The Company will not complete the acquisition unless customary closing conditions are satisfied or waived, including receipt of the necessary regulatory and shareholder approvals and consents from applicable regulatory agencies including the Federal Reserve Board, the Texas Banking Department and the Federal Deposit Insurance Corporation.

Stock Split

     On May 31, 2002, the Company effected a two-for-one stock split in the form of a 100 percent stock dividend to shareholders of record on May 20, 2002. The Company issued approximately 8.1 million shares in connection with the split. All per share and share information has been restated to reflect this split.

Available Information

     The Company's website address is www.prosperitybanktx.com. The Company makes available free of charge on or through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. However, the information found on the Company's website is not part of this or any other report.

Officers and Associates

     The Company's directors and officers are important to the Company's success and play a key role in the Company's business development efforts by actively participating in a number of civic and public service activities in the communities served by the Company, such as the Rotary Club, Lion's Club, Pilot Club, United Way and Chamber of Commerce. In addition, the Company's Banking Centers in Bay City, Clear Lake, Cleveland, Dayton, Galveston, Mathis, Medical Center, River Oaks, Tanglewood and Wharton maintain Community Development Boards, whose function is to solicit new business, develop customer relations and provide valuable community knowledge to their respective Banking Center Presidents or Managers.

     The Company has invested heavily in its officers and associates by recruiting talented officers in its market areas and providing them with economic incentive in the form of stock options and bonuses based on cross-selling performance. The senior management team has substantial experience in both the Houston and Dallas markets and the surrounding communities in which the Company has a presence. Each Banking Center location is administered by a local President or Manager with knowledge of the community and lending expertise in the specific industries found in the community. The Company entrusts its Banking Center Presidents and Managers with authority and flexibility within general parameters with respect to product pricing and decision making in order to avoid the bureaucratic structure of larger banks. The Company operates each Banking Center as a separate profit center, maintaining separate data with respect to each Banking Center's net interest income, efficiency ratio, deposit growth, loan growth and overall profitability. Banking Center Presidents and Managers are accountable for performance in these areas and compensated accordingly. Each Banking Center has its own local telephone number, which enables a customer to be served by a local banker.

     As of December 31, 2002, the Company and the Bank had 501 full-time equivalent associates, 187 of whom were officers of the Bank. The Company provides medical and hospitalization insurance to its full-time associates. The Company considers its relations with associates to be excellent. Neither the Company nor the Bank is a party to any collective bargaining agreement.

Banking Activities

     The Company, through the Bank, offers a variety of traditional loan and deposit products to its customers, which consist primarily of consumers and small and medium-sized businesses. The Bank tailors its products to the specific needs of customers in a given market. At December 31, 2002, the Bank maintained approximately 111,000 separate deposit accounts and 16,500 separate loan accounts and approximately 20.7% of the Bank's total deposits were noninterest-bearing demand deposits. For the year ended December 31, 2002, the Company's average cost of funds was 1.97%.

     The Company has been an active mortgage lender, with 1-4 family residential and commercial mortgage loans comprising 57.5% of the Company's total loans as of December 31, 2002. The Company also offers loans for automobiles and other consumer durables, home equity loans, debit cards, personal computer banking and other cash management services and telebanking. By offering certificates of deposit, NOW accounts, savings accounts and overdraft protection at competitive rates, the Company gives its depositors a full range of traditional deposit products. The Company has successfully introduced the Royal account, which for a monthly fee provides consumers with a package of benefits including unlimited free checking, free personalized checks, free travelers checks, free cashier's checks, free money orders, free ATM or debitcard, imaged statement, free Advantage Overdraft protection up to $200 on qualifying accounts, free Internet Banking, discounted Internet Bill Pay and certain travel discounts.

     The businesses targeted by the Company in its lending efforts are primarily those that require loans in the $100,000 to $4.0 million range. The Company offers these businesses a broad array of loan products including term loans, lines of credit and loans for working capital, business expansion and the purchase of equipment and machinery, interim construction loans for builders and owner-occupied commercial real estate loans. For its business customers, the Company has developed a specialized checking product called Small Business Checking which provides fixed discounted fees for checking.

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

     Increase Loan Volume and Diversify Loan Portfolio. Historically, the Company has elected to sacrifice some earnings for the historically lower credit losses associated with home mortgage loans. While maintaining its conservative approach to lending, the Company plans to emphasize both new and existing loan products, focusing on growing its home equity, commercial mortgage and commercial loan portfolios. The Company successfully introduced home equity lending in 1998. The balance of home equity loans was $23.2 million at December 31, 2002 and $20.5 million at December 31, 2001. During the two-year period from December 31, 2000 to December 31, 2002, the Company grew its commercial and industrial loans from $47.0 million to $83.8 million, or 106.0% and its commercial mortgages from $75.9 million to $184.0 million, or 142.4%. In addition, the Company targets professional service firms such as legal and medical practices for both loans secured by owner-occupied premises and personal loans to their principals.

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

     Expand Market Share Through Internal Growth and a Disciplined Acquisition Strategy. The Company intends to continue seeking opportunities, both inside and outside its existing markets, to expand either by acquiring existing banks or branches of banks or by establishing new Banking Centers. All of the Company's acquisitions have been accretive to earnings immediately and have supplied the Company with relatively low-cost deposits which have been used to fund the Company's lending activities. Factors used by the Company to evaluate expansion opportunities include the similarity in management and operating philosophies, whether the acquisition will be accretive to earnings and enhance shareholder value, the ability to achieve economies of scale to improve the efficiency ratio and the opportunity to enhance the Company's image and market presence.

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

     The following description summarizes some of the laws to which the Company and the Banks are subject. References herein to applicable statutes and regulations are brief summaries thereof, do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations. The Company believes that it is in compliance in all material respects with these laws and regulations.

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

     Under the Gramm-Leach-Bliley Act, a bank holding company may become a financial holding company by filing a declaration with the Federal Reserve Board if each of its subsidiary banks is well capitalized under the Federal Deposit Insurance Corporation Improvement Act ("FDICIA") prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act of 1977 ("CRA"). The Company received approval to become a financial holding company on April 18, 2000.

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

     Capital Adequacy Requirements. The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a "risk-weighted" asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 2002, the Company's ratio of Tier 1 capital to total risk-weighted assets was 14.10% and its ratio of total capital to total risk-weighted assets was 15.30%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Capital Resources."

     In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company's Tier 1 capital divided by its average total consolidated assets. Certain highly rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies are required to maintain a leverage ratio of 4.0%. As of December 31, 2002, the Company's leverage ratio was 6.56%.

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

     The FDIC's risk-based capital guidelines generally require state banks to have a minimum ratio of Tier 1 capital to total risk-weighted assets of 4.0% and a ratio of total capital to total risk-weighted assets of 8.0%. The capital categories have the same definitions for the Bank as for the Company. As of December 31, 2002, the Bank's ratio of Tier 1 capital to total risk-weighted assets was 13.71% and its ratio of total capital to total risk-weighted assets was 14.91%. See "Management's Discussion and Analysis of Financial Condition and Result of Operation of the Company - Financial Condition - Capital Resources."

     The FDIC's leverage guidelines require state banks to maintain Tier 1 capital of no less than 4.0% of average total assets, except in the case of certain highly rated banks for which the requirement is 3.0% of average total assets. The Texas Banking Department has issued a policy which generally requires state chartered banks to maintain a leverage ratio (defined in accordance with federal capital guidelines) of 6.0% . As of December 31, 2002, the Bank's ratio of Tier 1 capital to average total assets (leverage ratio) was 6.26%.

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

     On September 30, 1996, President Clinton signed into law an act that contained a comprehensive approach to re-capitalizing the Savings Association Insurance Fund ("SAIF") and to assure the payment of the Financing Corporation's ("FICO") bond obligations. Under this new act, banks insured under the BIF are required to pay a portion of the interest due on bonds that were issued by FICO to help shore up the ailing Federal Savings and Loan Insurance Corporation in 1987. The BIF-rate was required to equal one-fifth of the SAIF rate through year-end 1999, or until the insurance funds merged, whichever occurred first. Thereafter, BIF and SAIF payers will be assessed pro rata for the FICO bond obligations. With regard to the assessment for the FICO obligation, for the fourth quarter 2002, both the BIF and SAIF rates were .00170% of deposits.

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

     Community Reinvestment Act. The CRA and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks. These regulations also provide for regulatory assesent of a bank's record in meeting the needs of its service area when considering applications to establish branches, merger applications and applications to acquire the assets and assume the liabilities of another bank. FIRREA requires federal banking agencies to make public a rating of a bank's performance under the CRA. In the case of a bank holding company, the CRA performance record of the banks involved in the transaction are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction.

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

     The USA Patriot Act of 2001. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 ("USA Patriot Act") was enacted in October 2001. The USA Patriot Act is intended to strengthen U.S. law enforcement's and the intelligence communities' ability to work cohesively to combat terrorism on a variety of fronts. The potential impact of the USA Patriot Act on financial institutions of all kinds is significant and wide ranging. The USA Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including: (i) due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons; (ii) standards for verifying customer identification at account opening; (iii) rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (iv) reports by nonfinancial trades and business filed with the Treasury Department's Financial Crimes Enforcement Network for transactions exceeding $10,000; and (v) filing of suspicious activities reports involving securities by brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

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

ITEM 2.  PROPERTIES

     The Company conducts business at 42 full-service banking locations. The Company's headquarters are located at 4295 San Felipe, Houston, Texas. The Company owns all of the buildings in which its Banking Centers are located other than the following:

                    Banking Center                    Expiration Date of Lease
                   ----------------                  --------------------------
                    Bellaire ......................         October 2007
                    City West .....................         November 2003
                    Copperfield ...................         April 2005
                    Downtown ......................         October 2012
                    Fairfield .....................         May 2005
                    Galveston .....................         November 2005
                    Gladebrook ....................         October 2010
                    Medical Center ................         February 2005
                    Post Oak ......................         June 2007
                    River Oaks ....................         December 2004
                    Waugh .........................         February 2011

     The expiration dates of the leases listed above do not include the renewal option periods which may be available. The following table sets forth specific information on each of the Company's locations:

           Location                                        Address                    Deposits at December 31, 2002
           --------                                        -------                    -----------------------------
                                                                                            (Dollars in thousands)
         Aldine                                      1906 Aldine Bender                        $  17,923
                                                     Houston, TX 77032

         Angleton                                    116 South Velasco                            43,830
                                                     Angleton, TX 77516

         Bay City (1)                                1600 Seventh St.                             72,068
                                                     Bay City, TX 77404

         Beeville (2)                                100 South Washington                         68,983
                                                     Beeville, TX 78102

         Bellaire                                    6800 West Loop South Suite 100               29,168
                                                     Bellaire, TX 77401

         Camp Wisdom                                 3515 W. Camp Wisdom Road                     35,173
                                                     Dallas, TX 75237

         CityWest                                    2500 CityWest Blvd.                          15,694
                                                     Houston, TX 77042

         Clear Lake                                  100 West Medical Center Blvd.                44,128
                                                     Webster, TX 77598

         Cleveland                                   104 West Crockett                            62,099
                                                     Cleveland, TX 77237

           Location                                        Address                    Deposits at December 31, 2002
           --------                                        -------                    -----------------------------
                                                                                          (Dollars in thousands)

         Copperfield                                 8686 Highway 6 North                      $   2,171
                                                     Houston, TX 77095

         Cuero                                       106 North Esplanade                          26,616
                                                     Cuero, TX 77954

         Cypress                                     25820 U.S. 290                               35,158
                                                     Cypress, TX 77429

         Dayton                                      106 North Main                               63,769
                                                     Dayton, TX 77535

         Downtown                                    777 Walker, Suite L140                        9,904
                                                      Houston, TX 77002

         East Bernard                                700 Church St.                               56,455
                                                     East Bernard, TX 77435

         Edna                                        102 North Wells                              62,133
                                                     Edna, TX 77962

         El Campo                                    1301 North Mechanic                          99,468
                                                     El Campo, TX 77437

         Fairfield                                   15050 Fairfield Village Square Dr.            6,666
                                                     Cypress, TX 77433

         Galveston                                   2424 Market St.                               4,225
                                                     Galveston, TX 77550

         Gladebrook                                  3934 FM 1960 West, Suite 100                 35,853
                                                     Houston, TX 77068

         Goliad                                      145 North Jefferson                          12,455
                                                     Goliad, TX 77963

         Highway 6-West                              1070 Highway 6 South                          7,858
                                                     Houston, TX 77077

         Hitchcock                                   8300 Highway 6                               11,121
                                                     Hitchcock, TX 77563

         Liberty                                     520 Main St.                                 55,081
                                                     Liberty, TX 77575

         Magnolia                                    18935 FM 1488                                28,710
                                                     Magnolia, TX 77355

         Mathis                                      103 North Highway 359                        27,526
                                                     Mathis, TX 78368

         Medical Center                              7505 South Main St., Suite 100               25,515
                                                     Houston, TX 77030

           Location                                        Address                    Deposits at December 31, 2002
           --------                                        -------                    -----------------------------
                                                                                          (Dollars in thousands)

         Memorial                                    12602 Memorial Drive                      $  22,912
                                                     Houston, TX 77024

         Mont Belvieu                                10305 Eagle Drive                             6,753
                                                     Mont Belvieu, TX 77580

         Needville(3)                                9022  Main St.                               26,635
                                                     Needville, TX 77461

         Palacios                                    600 Henderson                                24,774
                                                     Palacios, TX 77465

         Post Oak                                    3040 Post Oak Blvd. Suite 150                76,047
                                                     Houston, TX 77056

         River Oaks                                  4295 San Felipe                             114,752
                                                     Houston, TX 77027

         Sweeny                                      206 North McKinney                           12,395
                                                     Sweeny, TX 77480

         Tanglewood                                  5707 Woodway                                 10,387
                                                     Houston, TX 77057

         Victoria                                    2702 North Navarro                           44,039
                                                     Victoria, TX 77901

         Waugh                                       55 Waugh Drive                               29,025
                                                     Houston, TX 77007

         West Columbia                               510 East Brazos                              48,612
                                                     West Columbia, TX 77486

         Westmoreland                                2415 S. Westmoreland Rd.                     71,678
                                                     Dallas, TX 75211

         Wharton                                     143 West Burleson                            71,769
                                                     Wharton, TX 77488

         Winnie                                      146 Spur 5                                   10,748
                                                     Winnie, TX 77665

         Woodcreek                                   2828 FM 1960 East                            56,335
                                                     Houston, TX 77073

------------------

(1) The Bay City Banking Center consists of the main office located at 1600 Seventh Street and a drive-thru facility located approximately one- quarter mile from the main office.

(2) The Beeville Banking Center consists of the main office located at 100 South Washington and a drive-thru facility located approximately one- half mile from the main office.

(3) The Company is currently constructing a new facility for the Needville Banking Center located at 13325 Highway 36, Needville, Texas 77461. The building is expected to be completed by the end of 2003.

ITEM 3.  LEGAL PROCEEDINGS

     Neither the Company nor the Bank is currently a party to any material legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Company's Common Stock began trading on November 12, 1998 and is listed on the Nasdaq National Market System under the symbol "PRSP". Prior to that date, the Common Stock was privately held and not listed on any public exchange or actively traded. As of February 6, 2003, there were 18,903,483 shares outstanding and 536 shareholders of record. The number of beneficial owners is unknown to the Company at this time.

     The following table presents the high and low sales prices for the Common Stock reported on the Nasdaq National Market during the two years ended December 31, 2002:

         2002                                 High                     Low
         ----                                 ----                     ---

         Fourth Quarter ................    $19.950                  $15.280
         Third Quarter .................     19.950                   15.000
         Second Quarter ................     18.590                   15.550
         First Quarter .................     16.275                   13.475

         2001                                 High                     Low
         ----                                 ----                     ---
         Fourth Quarter ................    $13.870                  $11.930
         Third Quarter .................     13.935                   10.750
         Second Quarter ................     12.610                    8.750
         First Quarter .................     11.313                    9.375

Dividends

     On May 31, 2002, the Company effected a two-for-one stock split in the form of a 100 percent stock dividend to shareholders of record on May 20, 2002. The Company issued approximately 8.1 million shares in connection with the split. All per share and share information has been restated to reflect this split.

     Holders of Common Stock are entitled to receive dividends when, as and if declared by the Company's Board of Directors out of funds legally available therefor. While the Company has declared dividends on its Common Stock since 1994, and paid quarterly dividends aggregating $0.22 per share in 2002 and $0.195 per share in 2001, there is no assurance that the Company will continue to pay dividends in the future.

     The principal source of cash revenues to the Company is dividends paid by the Bank with respect to the Bank's capital stock. There are certain restrictions on the payment of such dividends imposed by federal and state banking laws, regulations and authorities. Under federal law, the Bank cannot pay a dividend if it will cause the Bank to be "undercapitalized." The Bank is also subject to risk-based capital rules that restrict its ability to pay dividends. The risk-based capital rules set a specific schedule for achieving minimum capital levels in relation to risk-weighted assets. Regulatory authorities can impose stricter limitations on the ability of the Bank to pay dividends if they consider the payment to be an unsafe or unsound practice.

     The cash dividends paid per share by quarter for the Company's last two fiscal years were as follows:

                                                        2002          2001
                                                        ----          ----

                  Fourth quarter ...............       $0.055        $0.050

                  Third quarter ................        0.055         0.050

                  Second quarter ...............        0.055         0.050

                  First quarter ................        0.055         0.045

Securities Authorized for Issuance under Equity Compensation Plans

     The Company currently has two stock option plans, both of which were approved by the Company's shareholders. The following table provides information as of December 31, 2002 regarding the Company's equity compensation plans under which the Company's equity securities are authorized for issuance:

                                                                                                        Number of securities
                                                                                                      remaining available for
                                                                                                       future issuance under
                                                  Number of securities to                               equity compensation
                                                  be issued upon exercise      Weighted-average           plans (excluding
                                                  of outstanding options,      exercise price of       securities reflected
       Plan category                               warrants and rights        outstanding options         in column (a))
-----------------------------                   -------------------------     -------------------     -----------------------
  Equity compensation plans
   approved by security holders ..........              684,153(1)                $    7.88                    541,000

  Equity compensation plans not
   approved by security holders ..........                   --                          --                         --
                                                     ---------------              ---------                -----------
       Total .............................              684,153                   $    7.88                    541,000

(1) Includes (a) 29,673 shares which may be issued upon exercise of options outstanding assumed by the Company in connection with the acquisition of Paradigm Bancorporation, Inc. at a weighted average exercise price of $10.66 and
(b) 2,480 shares which may be issued upon exercise of options outstanding assumed by the Company in connection with the merger with Commercial Bancshares, Inc. at a weighted-average exercise price of $5.16.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The following selected consolidated financial data for, and as of the end of, each of the years in the five-year period ended December 31, 2002 are derived from and should be read in conjunction with the Company's consolidated financial statements and the notes thereto and the information contained in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations." The consolidated financial statements as of December 31, 2002 and 2001 and for each of the years in the three-year period ended December 31, 2002 and the report thereon of Deloitte & Touche LLP are included elsewhere in this document. The historical financial data of the Company has been restated to include the accounts and operations of Commercial Bancshares, Inc. for all periods prior to February 23, 2001. All per share data has been restated to include the two-for-one stock split effective May 31, 2002.

                                                                       As of and for the Years Ended December 31,
                                                           ------------------------------------------------------------------
                                                              2002          2001           2000         1999          1998
                                                           ----------    ---------      ----------    ---------     ---------
                                                                      (Dollars in thousands, except per share data)
Income Statement Date:
Interest income ....................................       $   80,742   $   76,520      $   70,079    $   56,458    $  46,026
Interest expense ...................................           25,931       35,785          35,564        26,189       21,923
                                                           ----------   ----------      ----------    ----------    ---------
   Net interest income .............................           54,811       40,735          34,515        30,269       24,103
Provision for credit losses ........................            1,010          700             275           420          264
                                                           ----------   ----------      ----------    ----------    ---------
   Net interest income after provision
     for credit losses .............................           53,801       40,035          34,240        29,849       23,839
Noninterest income .................................           11,528        8,590           7,760         6,151        4,808
Noninterest expense ................................           34,453       30,295(1)       26,767        21,822       17,989
                                                           ----------   ----------      ----------    ----------    ---------
   Income before taxes .............................           30,876       18,330(1)       15,233        14,178       10,658
Provision for income taxes .........................            9,555        5,372(1)        4,532         4,747        3,577
                                                           ----------   ----------      ----------    ----------    ---------
Net income .........................................       $   21,321   $   12,958(1)   $   10,701    $    9,431    $   7,081
                                                           ==========   =============   ==========    ==========    =========

Per Share Data(2):
Basic earnings per share ...........................       $     1.25   $     0.80(3)   $     0.67    $     0.59    $    0.51
Diluted earnings per share .........................             1.22         0.79(3)         0.65          0.58         0.50
Book value per share ...............................             8.19         5.47            4.98          4.32         3.88
Cash dividends declared ............................             0.22        0.195            0.18          0.10         0.10
Dividend payout ratio ..............................            18.13%       24.39%          25.75%        19.10%       33.82%
Weighted average shares outstanding (basic)
   (in thousands) ..................................           17,122       16,172          16,064        15,972       13,832
Weighted average shares outstanding (diluted)
   (in thousands) ..................................           17,442       16,498          16,454        16,408       14,230
Shares outstanding at end of period
   (in thousands) ..................................           18,896       16,210          16,144        15,990       15,946

Balance Sheet Data (at period end):
Total assets .......................................       $1,822,256   $1,262,325      $1,146,140    $1,027,631    $ 800,158
Securities .........................................          950,317      752,322         586,952       514,983      455,202
Loans ..............................................          679,559      424,400         411,203       366,803      276,106
Allowance for credit losses ........................            9,580        5,985           5,523         5,031        3,682
Total deposits .....................................        1,586,611    1,123,397       1,033,546       878,589      714,365
Borrowings and notes payable .......................           37,939       18,080          13,931        53,119       17,508
Total shareholders' equity .........................          154,739       88,725          80,333        69,025       61,781
Company-obligated mandatorily redeemable
   preferred securities of subsidiary
   trusts (4) ......................................           33,000       27,000          12,000        12,000           --

Average Balance Sheet Data:
Total assets .......................................       $1,469,860   $1,191,190      $1,045,882    $  875,781    $ 700,410
Securities .........................................          818,362      666,241         550,431       465,788      392,026
Loans ..............................................          524,885      419,553         383,054       319,178      238,855
Allowance for credit losses ........................            7,350        5,586           5,245         4,272        2,994
Total deposits  ....................................        1,300,884    1,061,195         920,526       767,879      628,557
Total shareholders' equity .........................          114,234       85,319          72,952        64,911       47,574
Company-obligated mandatorily redeemable
   preferred securities of subsidiary
   trusts (4) ......................................           28,750       18,875          12,000         1,500           --

                         (Table continued on next page)

                                                                     As of and for the Years Ended December 31,
                                                           ----------------------------------------------------------------
                                                              2002         2001           2000         1999          1998
                                                           ---------     --------       --------     --------       -------
                                                                     (Dollars in thousands, except per share data)
Performance Ratios:
Return on average assets ...............................      1.45%        1.09%(5)        1.02%        1.08%         1.01%
Return on average equity ...............................     18.66        15.19(5)        14.67        14.53         14.88
Net interest margin (tax-equivalent) (6) ...............      4.16         3.86            3.69         3.77          3.75
Efficiency ratio(7) ....................................     50.36        60.14(5)        62.29        59.29         61.72

Asset Quality Ratios(8):
Nonperforming assets to total loans and
   other real estate ...................................      0.38%        0.00%           0.32%        0.34%         0.14%
Net loan charge-offs (recoveries)
   to average loans ....................................      0.08         0.06           (0.04)       (0.11)        (0.08)
Allowance for credit losses to total
   loans ...............................................      1.41         1.41            1.34         1.37          1.33
Allowance for credit losses to
   nonperforming loans(9) ..............................    408.53          n/m(10)      700.89       657.65        941.69

Capital Ratios(8):
Leverage ratio .........................................      6.56%        7.57%           6.17%        6.17%         6.59%
Average shareholders' equity to average
   total assets ........................................      8.52         7.16            6.98         7.41          6.79
Tier 1 risk-based capital ratio ........................     14.10        18.34           13.80        13.89         15.06
Total risk-based capital ratio .........................     15.30        19.52           14.93        15.74         16.14

------------------

(1) Certain income statement data for the year ended December 31, 2001 includes the merger-related expenses of $2.4 million, net of tax.

(2) Adjusted for a two-for one stock split effective May 31, 2002 and a four-for-one stock split effective September 10, 1998.

(3) Earnings per share amounts for the year ended December 31, 2001 include the merger-related expenses of $2.4 million.

(4) Consists of $12.0 million of trust preferred securities of Prosperity Capital Trust I due November 12, 2029, $15.0 million of trust preferred securities of Prosperity Statutory Trust II due July 31, 2031 and $6.0 million of trust preferred securities of Paradigm Capital Trust II due February 20, 2031.

(5) Selected performance ratios for the year ended December 31, 2001 include the merger-related expenses of $2.4 million.

(6) Calculated on a tax-equivalent basis using a 35% federal income tax rate for the years ended December 31, 2002 and 2001 and a 34% federal income tax rate for the years ended December 31, 1998, 1999 and 2000.

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

(9) Nonperforming loans consist of nonaccrual loans, loans contractually past due 90 days or more, restructured loans and any other loan management deems nonperforming.

(10) Amount not meaningful. Nonperforming assets totaled $1,000 at December 31, 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company's balance sheets and statements of income. This section should be read in conjunction with the Company's consolidated financial statements and accompanying notes and other detailed information appearing elsewhere in this Annual Report on Form 10-K. The Commercial Merger was accounted for as a pooling of interests and therefore the historical financial data of the Company has been restated to include the accounts and operations of Commercial for all periods prior to February 23, 2001.

              For the Years Ended December 31, 2002, 2001 and 2000

Overview

         Net income was $21.3 million, $13.0 million and $10.7 million for the years ended December 31, 2002, 2001 and 2000, respectively, and diluted earnings per share were $1.22, $0.79 and $0.65, respectively, for these same periods. Earnings growth during both 2002 and 2001 resulted principally from an increase in loan volume and acquisitions, including the Paradigm Acquisition and the Commercial Merger. The Company posted returns on average assets of 1.45%, 1.09% and 1.02% and returns on average equity of 18.66%, 15.19% and 14.67% for the years ended December 31, 2002, 2001 and 2000, respectively. The Company posted returns on average assets excluding amortization of goodwill and core deposit intangibles and related tax expense of 1.46%, 1.18% and 1.12% and returns on average equity excluding amortization of goodwill and core deposit intangibles and related tax expense of 18.82%, 16.55% and 16.08% for the years ended December 31, 2002, 2001 and 2000, respectively. The Company's efficiency ratio was 50.36% in 2002, 60.14% in 2001 and 62.29% in 2000. The Company's efficiency ratio excluding amortization of goodwill and core deposit intangibles was 50.06% in 2002, 57.29% in 2001 and 59.47% in 2000.

         Total assets at December 31, 2002, 2001 and 2000 were $1.822 billion, $1.262 billion and $1.146 billion, respectively. Total deposits at December 31, 2002, 2001 and 2000 were $1.587 billion, $1.123 billion, and $1.034 billion, respectively, with deposit growth in each period resulting from acquisitions and internal growth. Total loans were $679.6 million at December 31, 2002, an increase of $255.2 million or 60.1% from $424.4 million at the end of 2001. Total loans were $411.2 million at year-end 2000. At December 31, 2002, the Company had $2.3 million in nonperforming loans and its allowance for credit losses was $9.6 million. Shareholders' equity was $154.7 million, $88.7 million and $80.3 million at December 31, 2002, 2001 and 2000, respectively.

         On February 23, 2001, the Company completed its merger with Commercial Bancshares, Inc. As a result of the Commercial Merger, the Company issued an aggregate of 5,537,220 (after two for one stock split) shares of its Common Stock to the holders of Commercial common stock. In connection with the Commercial Merger, the Company incurred approximately $2.4 million in pretax merger-related expenses and other charges (the "Special Charge"). The transaction was accounted for as a pooling of interests and therefore the historical financial data of the Company has been restated to include the accounts and operations of Commercial for all periods prior to the effective time of the Commercial Merger.

         On May 31, 2002, the Company effected a two-for-one stock split in the form of a 100 percent stock dividend to shareholders of record on May 20, 2002. The Company issued approximately 8.1 million shares in connection with the split. All per share and share information has been restated to reflect this split.

Critical Accounting Policies

         The Company's accounting policies are integral to understanding the results reported. Accounting policies are described in detail in Note 1 to the consolidated financial statements. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity:

         Allowance for Credit Losses - The allowance for credit losses is a reserve established through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses which it believes is adequate for estimated losses in the Company's loan portfolio. Based on an evaluation of the loan portfolio, management presents a monthly review of the allowance for credit losses to the Bank's Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. In making its evaluation, management considers factors such as historical loan loss experience, industry diversification of the Company's commercial loan portfolio, the amount of nonperforming assets and related collateral, the volume, growth and composition of the Company's loan portfolio, current economic changes that may affect the borrower's ability to pay and the value of collateral, the evaluation of the Company's loan portfolio through its internal loan review process and other relevant factors. Charge-offs occur when loans are deemed to be uncollectable.

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

         2002 versus 2001. Net interest income for the year ended December 31, 2002 was $54.8 million compared with $40.7 million for the year ended December 31, 2001, an increase of $14.1 million or 34.6%. The improvement in net interest income for 2002 was principally due to an increase in total average interest-earning assets and a decrease in the rate paid on interest-bearing liabilities that exceeded the decrease in the yield on interest-earning assets by 94 basis points. Average interest-earning assets increased $247.9 million from $1.116 billion at December 31 2001 to $1.364 billion at December 31, 2002. Total cost of interest-bearing liabilities decreased 160 basis points from 3.99% at December 31, 2001 to 2.39% at December 31, 2002. Total yield on interest-earning assets decreased 66 basis points from 6.58% at December 31, 2001 to 5.92% at December 31, 2002. The net interest margin on a tax-equivalent basis increased 30 basis points to 4.16% at December 31, 2002 from 3.86% at December 31, 2001.

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

                                                                         Years Ended December 31,
                                 ---------------------------------------------------------------------------------------------------
                                               2002                             2001                               2000
                                 ------------------------------- -------------------------------  ----------------------------------
                                   Average   Interest   Average    Average    Interest   Average    Average    Interest   Average
                                 Outstanding  Earned/   Yield/   Outstanding   Earned/   Yield/   Outstanding   Earned/    Yield/
                                   Balance     Paid      Rate      Balance      Paid      Rate      Balance      Paid       Rate
                                 ----------  --------  --------- ----------    ------   --------  ----------    ------     ------
                                                                       (Dollars in thousands)
Assets
Interest-earning assets:
  Loans ........................ $  524,885 $   38,330    7.30%  $  419,553  $   34,731    8.28%  $  383,054  $   33,599       8.77%
  Securities(1) ................    818,362     42,104    5.14      666,241      40,353    6.06      550,431      33,978       6.17
  Federal funds sold and
   other temporary
   investments .................     20,956        308    1.47       30,478       1,436    4.71       37,929       2,502       6.60
                                 ---------- ----------           ----------  ----------           ----------  ----------
    Total interest-earning
     assets ....................  1,364,203     80,742    5.92%   1,116,272      76,520    6.58%     971,414      70,079       7.21%
                                            ----------                       ----------                       ----------
  Less allowance for
   credit losses ...............     (7,350)                         (5,586)                          (5,245)
                                 ----------                      ----------                       ----------
    Total interest-earning
     assets, net of
     allowance .................  1,356,853                       1,110,686                          966,169
  Noninterest-earning assets ...    113,007                          80,504                           79,713
                                 ----------                      ----------                       ----------
    Total assets ............... $1,469,860                      $1,191,190                       $1,045,882
                                 ==========                      ==========                       ==========

Liabilities and
shareholders' equity
Interest-bearing liabilities:
  Interest-bearing demand
   deposits .................... $  249,045 $    3,162    1.27%     199,077  $    4,529    2.27%  $  185,486  $    6,346       3.42%
  Savings and money
   market accounts .............    315,717      5,219    1.65      252,576       7,978    3.16      220,266       8,628       3.92
  Certificates of deposit ......    505,796     16,595    3.28      428,314      22,273    5.20      339,580      18,577       5.47
  Federal funds purchased
   and other borrowings ........     16,435        955    5.81       17,219       1,005    5.84       32,333       2,013       6.23
                                 ---------- ----------           ----------  ----------           ----------  ----------
    Total interest-bearing
     liabilities ...............  1,086,993     25,931    2.39%     897,186      35,785    3.99%     777,665      35,564       4.57%
                                 ---------- ----------           ----------  ----------           ----------  ----------
Noninterest-bearing
 liabilities:
  Noninterest-bearing
   demand deposits .............    230,326                         181,228                          175,194
  Company obligated
   mandatorily redeemable
   trust preferred
   securities of subsidiary
   trusts ......................     28,750                          18,875                           12,000
  Other liabilities ............      9,557                           8,582                            8,071
                                 ----------                      ----------                       ----------
    Total liabilities ..........  1,355,626                       1,105,871                          972,930
                                 ----------                      ----------                       ----------
Shareholders' equity ...........    114,234                          85,319                           72,952
                                 ----------                      ----------                       ----------
    Total liabilities and
     shareholders' equity ...... $1,469,860                      $1,191,190                       $1,045,882
                                 ==========                      ==========                       ==========
Net interest rate spread .......                          3.53%                            2.86%                               2.64%

Net interest income and
 margin(2) .....................            $   54,811    4.02%              $   40,735    3.65%              $   34,515       3.55%
                                            ==========                       ==========                       ==========
Net interest income and
 margin (tax-equivalent
 basis)(3) .....................            $   56,734    4.16%              $   43,057    3.86%              $   35,890       3.69%
                                            ==========                       ==========                       ==========

------------------------------------------

(1) Yield is based on amortized cost and does not include any component of unrealized gains or losses.

(2) The net interest margin is equal to net interest income divided by average interest-earning assets.

(3) In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35% for the years ended December 31, 2002 and December 31, 2001 and 34% for the period ended December 31, 2000 and other applicable effective tax rates.

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

                                                                                      Years Ended December 31,
                                                               --------------------------------------------------------------------
                                                                 2002 vs. 2001                          2001 vs. 2000
                                                               --------------------------------    --------------------------------
                                                                    Increase                             Increase
                                                                   (Decrease)                           (Decrease)
                                                                      Due to                              Due to
                                                               --------------------                --------------------
                                                                Volume       Rate       Total       Volume       Rate       Total
                                                               --------    --------    --------    --------    --------    --------
                                                                                (Dollars in thousands)
Interest-earning assets:
   Loans ....................................................  $  8,719    $ (5,120)   $  3,599    $  3,201    $ (2,069)   $  1,132
   Securities ...............................................     9,214      (7,463)      1,751       7,149        (774)      6,375
   Federal funds sold and other temporary
      investments ...........................................      (449)       (679)     (1,128)       (492)       (574)     (1,066)
                                                               --------    --------    --------    --------    --------    --------
      Total increase (decrease) in interest income ..........    17,484     (13,262)      4,222       9,858      (3,417)      6,441
                                                               --------    --------    --------    --------    --------    --------


Interest-bearing liabilities:
   Interest-bearing demand deposits .........................     1,137      (2,504)     (1,367)        465      (2,282)     (1,817)
   Savings and money market accounts ........................     1,994      (4,753)     (2,759)      1,266      (1,916)       (650)
   Certificates of deposit ..................................     4,029      (9,707)     (5,678)      4,854      (1,158)      3,696
   Federal funds purchased and other borrowings .............       (46)         (4)        (50)       (941)        (67)     (1,008)
                                                               --------    --------    --------    --------    --------    --------
       Total increase (decrease) in interest expense ........     7,114     (16,968)     (9,854)      5,644      (5,423)        221
                                                               --------    --------    --------    --------    --------    --------


Increase in net interest income .............................  $ 10,370    $  3,706    $ 14,076    $  4,214    $  2,006    $  6,220
                                                               ========    ========    ========    ========    ========    ========

Provision for Credit Losses

     The Company's provision for credit losses is established through charges to income in the form of the provision in order to bring the Company's allowance for credit losses to a level deemed appropriate by management based on the factors discussed under "Financial Condition - Allowance for Credit Losses". The allowance for credit losses at December 31, 2002 was $9.6 million, representing 1.41% of outstanding loans. The provision for credit losses for the year ended December 31, 2002 was $1.0 million compared with $700,000 for the year ended December 31, 2001. The increase of $310,000 was primarily due to an increase in net loan charge-offs for the year ended December 31, 2002. At December 31, 2002, the Company had $396,000 in net loan charge-offs compared with $239,000 in net loan charge-offs during 2001. The provision for credit losses for the year ended December 31, 2001 was $700,000 compared with $275,000 in 2000. Net loan recoveries were $171,000 in 2000.

Noninterest Income

     The Company's primary sources of noninterest income are service charges on deposit accounts and other banking service related fees. Loan origination fees are recognized over the life of the related loan as an adjustment to yield using the interest method. In 2002, noninterest income totaled $11.5 million, an increase of $2.9 million or 34.2% compared with $8.6 million in 2001. The increase was primarily due to an increase in insufficient funds charges and customer service charges which resulted from an increase in the number of accounts due to the Texas Guaranty, First State, Paradigm, FNB and Southwest Acquisitions. Noninterest income for 2001 was $8.6 million, an $830,000 or 10.7% increase from $7.8 million in 2000, resulting largely from an increase in income due to the Commercial Merger. The following table presents for the periods indicated the major categories of noninterest income:

                                                                   Years Ended December 31,
                                                           ---------------------------------------
                                                             2002            2001            2000
                                                           --------        -------         -------
                                                                    (Dollars in thousands)

  Service charges on deposit accounts ...................  $  9,764        $ 7,530         $ 6,576
  Other noninterest income ..............................     1,764          1,060           1,184
                                                           --------        -------         -------
     Total noninterest income ...........................  $ 11,528        $ 8,590         $ 7,760
                                                           ========        =======         =======

Noninterest Expense

     For the years ended December 31, 2002, 2001 and 2000, noninterest expense totaled $34.5 million, $30.3 million and $26.8 million, respectively. The Company's efficiency ratio improved in 2002 as it was reduced from 60.14% at December 31, 2001 to 50.36% at December 31, 2002. This reduction reflects the Company's continued success in controlling operating expenses and the cost savings achieved following the integration of the Texas Guaranty Acquisition in the second quarter of 2002, the Paradigm and First State Acquisitions in the third quarter of 2002 and the FNB and Southwest Acquisitions in the fourth quarter of 2002. The Company's efficiency ratio was 62.29% at December 31, 2000.

     The following table presents for the periods indicated the major categories of noninterest expense:

                                                                              Years Ended December 31,
                                                                      --------------------------------------
                                                                        2002           2001            2000
                                                                      -------        -------         -------
                                                                              (Dollars in thousands)
Salaries and employee benefits .....................................  $16,379        $12,955         $12,931
Non-staff expenses:
        Net occupancy expense ......................................    2,345          1,971           1,761
        Depreciation expense .......................................    1,830          1,570           1,553
        Data processing ............................................    2,131          2,126           1,956
        Regulatory assessments and FDIC insurance ..................      367            249             284
        Ad valorem and franchise taxes .............................      676            434             473
        Goodwill and core deposit intangibles amortization .........      192          1,363           1,160
        Communications expense (1) .................................    1,926          1,424             750
        Minority expense-trust preferred securities ................    2,104          1,580           1,151
        Merger-related expenses ....................................       --          2,425              --
        Other ......................................................    6,503          4,198           4,748
                                                                      -------        -------         -------
                Total noninterest expense ..........................  $34,453        $30,295         $26,767
                                                                      =======        =======         =======

----------------------------------
(1) Communications expense includes telephone, data circuits, postage and courier expenses.

     For the year ended December 31, 2002, noninterest expense totaled $34.5 million, an increase of $4.2 million or 13.7% over $30.3 million for the same period in 2001. The amount of noninterest expense for 2001 included $2.4 million in merger related expenses. This increase is principally due to increases in salaries and employee benefits, building and equipment costs and general operating expenses associated with the Texas Guaranty, First State, Paradigm, FNB and Southwest Acquisitions. Salaries and employee benefits increased $3.4 million from $13.0 million at December 31, 2001 to $16.4 million at December 31, 2002 primarily due to increased staff associated with the acquisitions completed in 2002. Non-interest expense was also impacted by an increase in minority interest expense related to the trust preferred securities due to the issuance of $15.0 million in trust preferred securities in July 2001 and the acquisition of Paradigm Capital Trust II in September 2002 which has issued $6.0 million of trust preferred securities. This increase was partially offset by a decrease in goodwill amortization expense due to a recent accounting change. Minority expense-trust preferred securities increased $524,000 from $1.6 million at December 31, 2001 to $2.1 million at December 31, 2002. Other operating expenses of $6.5 million at December 31, 2002 represented an increase of $2.3 million or 54.9% compared with $4.2 million in 2001. These increases were principally due to the Texas Guaranty, First State, Paradigm, FNB and Southwest Acquisitions. Total noninterest expenses in 2001 were $30.3 million, an increase of 13.2% from $26.8 million in 2000 primarily due to the Compass Acquisition in the fourth quarter of 2000.

Income Taxes

     The amount of federal income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of nondeductible interest expense and the amount of other nondeductible expenses. For the year ended December 31, 2002, income tax expense was $9.6 million compared with $5.4 million for the year ended December 31, 2001 and $4.5 million for the year ended December 31, 2000. The increases were primarily attributable to higher pretax net earnings which resulted from an increase in net interest income for the year ended December 31, 2002 when compared to the same period in 2001 and 2000. In addition, the Company incurred $2.4 million in merger-related expenses during the year ended December 31, 2001 which had a tax benefit of approximately $849,000. The effective tax rate in the years ended December 31, 2002, 2001 and 2000 was 30.9%, 29.3% and 29.8%, respectively.

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

Financial Condition

Loan Portfolio

     At December 31, 2002, total loans were $679.6 million, an increase of $255.2 million or 60.1% from $424.4 million at December 31, 2001. The growth in loans in partially attributable to internal growth and the Texas Guaranty, First State, Paradigm, FNB and Southwest Acquisitions. At December 31, 2002, total loans were 42.8% of deposits and 37.3% of total assets. At December 31, 2001, total loans were 37.8% of deposits and 33.6% of total assets. Loans increased 3.2% during 2001 from $411.2 million at December 31, 2000 to $424.4 million at December 31, 2001.

     The following table summarizes the Company's loan portfolio by type of loan as of the dates indicated:

                                                                                December 31,
                                       ---------------------------------------------------------------------------------------------
                                              2002               2001               2000               1999               1998
                                       -----------------  -----------------  -----------------  -----------------  -----------------
                                        Amount  Percent    Amount  Percent    Amount  Percent    Amount  Percent    Amount  Percent
                                        ------  -------    ------  -------    ------  -------    ------  -------    ------  -------
                                                                           (Dollars in thousands)
Commercial and industrial ............ $ 93,797   13.8%   $ 46,986   11.1%   $ 45,529   11.3%   $ 42,003   11.5%   $ 33,242   12.0%
Real estate:
 Construction and land
   development .......................   52,377    7.7      20,963    4.9      20,128    4.9      21,333    5.8      12,477    4.5
 1-4 family residential ..............  206,586   30.4     175,253   41.3     175,525   42.7     165,238   45.1     123,581   44.8
 Home equity .........................   23,249    3.4      20,541    4.8      16,762    4.1      11,343    3.1       8,077    2.9
 Commercial mortgages ................  183,970   27.1      78,446   18.5      75,896   18.5      64,738   17.7      41,436   15.0
 Farmland ............................   11,887    1.7      10,686    2.5      12,218    3.0       8,552    2.3       6,455    2.3
 Multifamily residential .............   15,502    2.3       9,694    2.3       2,961    0.7       3,071    0.8       2,074    0.8
Agriculture ..........................   24,683    3.6      15,757    3.7      13,251    3.2      13,592    3.7      15,138    5.5
Other ................................    3,020    0.4         953    0.2       2,563    0.6       2,671    0.7       2,511    0.9
Consumer .............................   64,488    9.6      45,121   10.7      45,370   11.0      34,262    9.3      31,115   11.3
                                       --------  -----    --------  -----    --------  -----    --------  -----    --------  -----
       Total loans ................... $679,559  100.0%   $424,400  100.0%   $411,203  100.0%   $366,803  100.0%   $276,106  100.0%
                                       ========  =====    ========  =====    ========  =====    ========  =====    ========  =====

     The lending focus of the Company is on growing its commercial mortgage and commercial loan portfolios. The Company offers a variety of commercial lending products including term loans and lines of credit. The Company also offers a broad range of short to medium-term commercial loans, primarily collateralized, to businesses for working capital (including inventory and receivables), business expansion (including acquisitions of real estate and improvements) and the purchase of equipment and machinery. Historically, the Company has originated loans for its own account and has not securitized its loans. The purpose of a particular loan generally determines its structure. All loans in the 1-4 family residential category were originated by the Company.

     Loans from $750,000 to $2.0 million are evaluated and acted upon by an officers' loan committee, which meets weekly. Loans from $2.0 million to $7.5 million are evaluated and acted upon by the Directors Loan Committee, which consists of three directors and meets as necessary. Loans over $7.5 million must be evaluated and acted upon by the full board of directors which meets monthly.

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

     In addition to commercial loans, the Company makes commercial mortgage loans to finance the purchase of real estate. The Company's commercial mortgage loans are secured by first liens on real estate, typically have variable interest rates and amortize over a ten to 15 year period. Payments on loans secured by such properties are often dependent on the successful operation or management of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than other types of loans. The Company seeks to minimize these risks in a variety of ways, including giving careful consideration to the property's operating history, future operating projections, current and projected occupancy, location and physical condition in connection with underwriting these loans. The underwriting analysis also includes credit verification, appraisals and a review of the financial condition of the borrower.

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

     The contractual maturity ranges of the commercial and industrial and construction and land development portfolios and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of December 31, 2002 are summarized in the following table:

                                                                              December 31, 2002
                                                            ---------------------------------------------------
                                                                          After One
                                                            One Year       Through      After Five
                                                            or Less       Five Years       Years        Total
                                                            --------      ----------    ----------    ---------
                                                                            (Dollars in thousands)
Commercial and industrial ...............................   $ 44,597       $ 35,896      $ 13,304     $  93,797
Construction and land development .......................     38,469         10,084         3,824        52,377
                                                            --------       --------      --------     ---------
              Total .....................................   $ 83,066       $ 45,980      $ 17,128     $ 146,174
                                                            ========       ========      ========     =========
Loans with a predetermined interest rate ................   $ 17,895       $ 23,370      $  6,020     $  47,285
Loans with a floating interest rate .....................     65,171         22,610        11,108        98,889
                                                            --------       --------      --------     ---------
              Total .....................................   $ 83,066       $ 45,980      $ 17,128     $ 146,174
                                                            ========       ========      ========     =========

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

     The Company's conservative lending approach has resulted in strong asset quality. The Company had $2.6 million in nonperforming assets as of December 31, 2002 compared with $1,000 at December 31, 2001 and $1.3 million at December 31, 2000.

     Interest foregone on nonaccrual loans for the year ended December 31, 2002 was approximately $25,000.

     The following table presents information regarding nonperforming assets at the dates indicated:

                                                                                  December 31,
                                                          -----------------------------------------------------------------
                                                           2002        2001           2000            1999           1998
                                                          -------    --------       ---------      ---------       --------
                                                                              (Dollars in thousands)
Nonaccrual loans ......................................   $ 1,125    $      1       $      10      $     756       $    108
Restructured loans ....................................        --          --              --              5            150
Other nonperforming loans .............................     1,100          --              --             --             --
Accruing loans 90 or more days past due ...............       120          --             778              4            133
Other real estate .....................................       219          --             545            500             --
                                                          -------    --------       ---------      ---------       --------
       Total nonperforming assets .....................   $ 2,564    $      1       $   1,333      $   1,265       $    391
                                                          =======    ========       =========      =========       ========
Nonperforming assets to total loans
   and other real estate ..............................      0.38%       0.00%           0.32%          0.34%          0.14%

Allowance for Credit Losses

     The following table presents for the periods indicated an analysis of the allowance for credit losses and other related data:

                                                                              Years Ended December 31,
                                                         -----------------------------------------------------------------
                                                           2002           2001         2000          1999          1998
                                                         ---------     ---------     ---------     ---------     ---------
                                                                               (Dollars in thousands)
Average loans outstanding ............................   $ 524,885     $ 419,553     $ 383,054     $ 319,178     $ 238,855
                                                         =========     =========     =========     =========     =========

Gross loans outstanding at end of period .............   $ 679,559     $ 424,400     $ 411,203     $ 366,803     $ 276,106
                                                         =========     =========     =========     =========     =========
Allowance for credit losses at
   beginning of period ...............................   $   5,985     $   5,523     $   5,031     $   3,682     $   2,567
Balance acquired with the Texas Guaranty, First State,
    Paradigm, FNB, Southwest, Compass, South
   Texas and Union Acquisitions, respectively ........       2,981            --            46           566           661
Provision for credit losses ..........................       1,010           700           275           420           264
Charge-offs:
   Commercial and industrial .........................        (356)         (180)         (116)          (30)          (67)
   Real estate and agriculture .......................        (231)         (175           (38)          (43)          (14)
   Consumer ..........................................        (180)          (74)          (63)          (64)          (83)
Recoveries:
   Commercial and industrial .........................         111            15            43           236           276
   Real estate and agriculture .......................         175           121           263           218            52
   Consumer ..........................................          85            55            82            46            26
                                                         ---------     ---------     ---------     ---------     ---------
Net (charge-offs) recoveries .........................        (396)         (238)          171           363           190
                                                         ---------     ---------     ---------     ---------     ---------
Allowance for credit losses at end of period .........   $   9,580     $   5,985     $   5,523     $   5,031     $   3,682
                                                         =========     =========     =========     =========     =========

Ratio of allowance to end of period
   loans .............................................        1.41%         1.41%         1.34%         1.37%         1.33%
Ratio of net charge-offs (recoveries) to
   average loans .....................................        0.08          0.06         (0.04)        (0.11)        (0.08)
Ratio of allowance to end of period
   nonperforming loans ...............................       408.5         n/m(1)       700.89        657.65        941.69

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

      For the year ended December 31, 2002, net charge-offs totaled $396,000 or 0.08% of average loans outstanding for the period, compared with net charge-offs of $238,000 or 0.06% of average loans during 2001. The Company's net recoveries totaled $171,000 or (0.04)% of average loans outstanding in 2000. During 2002, the Company recorded a provision for credit losses of $1.0 million compared with $700,000 for 2001. At December 31, 2002, the allowance for credit losses totaled $9.6 million, or 1.41% of total loans. The Company made a provision for credit losses of $700,000 during 2001 compared with a provision of $275,000 for 2000. At December 31, 2001, the allowance aggregated $6.0 million, or 1.41% of total loans. At December 31, 2000, the allowance was $5.5 million, or 1.34% of total loans.

      The following tables describe the allocation of the allowance for credit losses among various categories of loans and certain other information for the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of loans.

                                                                                               December 31,
                                                                       ------------------------------------------------------------
                                                                                  2002                               2001
                                                                       ---------------------------      ---------------------------
                                                                                       Percent of                        Percent of
                                                                                        Loans to                          Loans to
                                                                       Amount          Total Loans      Amount          Total Loans
                                                                       ------          -----------      ------          -----------
                                                                                          (Dollars in thousands)
Balance of allowance for credit losses applicable to:
      Commercial and industrial ................................       $  559             11.1%         $  357              11.1%
      Real estate ..............................................          397             74.4             553              74.4
      Agriculture ..............................................           42              3.7              11               3.7
      Consumer and other .......................................           71             10.8              10              10.8
      Unallocated ..............................................        8,781               --           5,054                --
                                                                       ------            -----          ------             -----
        Total allowance for credit losses ......................       $9,850            100.0%         $5,985             100.0%
                                                                       ======            =====          ======             =====

                                                                                         December 31,
                                                         --------------------------------------------------------------------------
                                                                  2000                      1999                       1998
                                                         -----------------------    -----------------------    --------------------
                                                                     Percent of                  Percent of             Percent of
                                                                      Loans to                    Loans to                Loans to
                                                         Amount      Total Loans    Amount      Total Loans    Amount   Total Loans
                                                         ------      -----------    ------      -----------    ------   -----------
                                                                                    (Dollars in thousands)
Balance of allowance for credit losses applicable to:
      Commercial and industrial ....................     $  625             11.3%   $  620             11.5%   $  520          12.0%
      Real estate ..................................        116             73.9        74             74.8        79          70.3
      Agriculture ..................................         17              3.2        22              3.7        40           5.5
      Consumer and other ...........................         28             11.6        25             10.0        14          12.2
      Unallocated ..................................      4,737               --     4,290               --     3,029            --
                                                         ------      -----------    ------      -----------    ------   -----------
           Total allowance for credit
              losses ...............................     $5,523            100.0%   $5,031            100.0%   $3,682         100.0%
                                                         ======      ===========    ======      ===========    ======   ===========

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

      The Company believes that the allowance for credit losses at December 31, 2002 is adequate to cover losses inherent in the portfolio as of such date. There can be no assurance, however, that the Company will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at December 31, 2002.

Securities

      The Company uses its securities portfolio both as a source of income and as a source of liquidity. At December 31, 2002, investment securities totaled $950.3 million, an increase of $198.0 million or 26.3% from $752.3 million at December 31, 2001, primarily due to the Company investing excess deposits. At December 31, 2002, securities represented 52.2% of total assets compared with 59.6% of total assets at December 31, 2001.

      Securities increased $165.4 million or 28.2% from $587.0 million at December 31, 2000 to $752.3 million at December 31, 2001, primarily due to the investment of excess deposits.

      The following table summarizes the amortized cost of securities as of the dates shown (available-for-sale securities are not adjusted for unrealized gains or losses):

                                                                                       December 31,
                                                          --------------------------------------------------------------------
                                                              2002        2001         2000           1999            1998
                                                          -----------  -----------  -----------    -----------     -----------
                                                                                  (Dollars in thousands)
     U.S. Treasury securities and obligations
         of U.S. government agencies. ..............      $    97,098  $   143,397  $   334,562    $   316,859     $   305,592
     70% non-taxable preferred stock ...............           44,029       24,058       19,085          4,049              --
     States and political subdivisions. ............           58,994       51,503       46,819         40,369          30,250
     Corporate debt securities .....................           25,338       22,712       24,879         28,038          27,610
     Equity securities .............................               --           --            2              2              --
     Collateralized mortgage obligations. ..........          168,282       17,378       18,307         12,267          12,914
     Mortgage-backed securities ....................          552,515      492,940      142,354        117,436          78,283
     Other .........................................               --           --           25             25              25
                                                          -----------  -----------    ---------    -----------     -----------
         Total .....................................      $   946,256  $   751,988  $   586,033    $   519,045     $   454,674
                                                          ===========  ===========  ===========    ===========     ===========

      The following table summarizes the contractual maturity of securities and their weighted average yields:

                                                                               December 31, 2002
                                                -----------------------------------------------------------------------------------
                                                                  After One Year  After Five Years
                                                                       but               but
                                                   Within One       Within Five       Within Ten      After Ten
                                                      Year            Years             Years           Years            Total
                                                ---------------  ---------------  ----------------  -------------- ----------------
                                                 Amount   Yield   Amount   Yield   Amount    Yield  Amount   Yield    Total   Yield
                                                --------  -----  --------- -----  --------   -----  -------- ----- ---------- -----
                                                                             (Dollars in thousands)
     U.S. Treasury securities and obligations
         of U.S. government agencies .......... $ 24,296   5.43%  $ 51,658  5.48% $ 20,710   5.67% $    499  6.49% $  97,163  5.51%
     70% non-taxable preferred stock ..........       --     --         --    --    19,145   3.78    24,000  5.43     43,145  4.70
     States and political subdivisions ........    5,361   6.44     19,079  6.37    10,553   6.50    17,809  7.44     52,802  6.76
     Corporate debt securities ................    9,541   5.89     15,797  5.86        --     --        --    --     25,338  5.87
     Collateralized mortgage obligations ......       --     --        199  4.11     7,429   2.96   161,236  4.75    168,864  4.67
     Mortgage-backed securities ...............    1,403   5.67     12,344  5.42   117,494   5.06   423,764  4.83    555,005  4.89
     Qualified Zone Academy Bond (QZAB) .......       --     --         --    --     8,000   2.00        --    --      8,000  2.00
                                                --------  -----   -------- -----  --------   ----  -------- -----  --------- -----
     Total .................................... $ 40,601   5.68%  $ 99,077  5.70% $183,331   4.86% $627,308  4.91% $ 950,317  5.01%
                                                ========  =====   ======== =====  ========   ====  ======== =====  ========= =====

     Contractual maturity of mortgage-backed securities and collateralized mortgage obligations is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. The tax-exempt states and political subdivisions are calculated on a tax equivalent basis. The QZAB bond is not calculated on a tax-equivalent basis and it generates a tax credit of 7.18%, which is included in gross income. The 70% non-taxable preferred stock includes investments in Government National Mortgage Association (Ginnie Mae) and the Federal Home Loan Mortgage Corporation (Freddie Mac) preferred stock.

         The following table summarizes the carrying value by classification of securities as of the dates shown:

                                                                                    December 31,
                                                        -------------------------------------------------------------------
                                                           2002           2001            2000           1999         1998
                                                        ---------       ---------      ---------       -------      -------
                                                                                  (Dollars in thousands)
         Available-for-sale ......................      $ 309,219       $ 482,233      $ 334,773     $ 224,790      $ 113,828
         Held-to-maturity ........................        641,098         270,089        252,179       290,193        341,374
                                                        ---------       ---------      ---------     ---------      ---------
              Total ..............................      $ 950,317       $ 752,322      $ 586,952     $ 514,983      $ 455,202
                                                        =========       =========      =========     =========      =========

         The following tables present the amortized cost and fair value of securities classified as available-for-sale at December 31, 2002, 2001 and 2000:

                                                       December 31, 2002                            December 31, 2001
                                            -----------------------------------------    -------------------------------------------
                                                         Gross       Gross                             Gross        Gross
                                            Amortized  Unrealized  Unrealized     Fair   Amortized  Unrealized   Unrealized    Fair
                                             Cost        Gains       Losses      Value     Cost        Gains       Losses     Value
                                            ---------  ----------  ----------   -------  ---------   ---------    -------    -------
                                                        (Dollars in thousands)                   (Dollars in thousands)
U.S. Treasury securities and obligations
  of U.S. government agencies ............ $ 18,511     $    65     $    --   $ 18,576   $  2,248     $   201     $   --    $  2,449
70% non-taxable preferred stock ..........   44,029          --         884     43,145     24,058         107         --      24,165
States and political subdivisions ........   27,115       1,808          --     28,923     28,165         483         73      28,575
Collateralized mortgage obligations ......   18,616         596          14     19,198     17,356         314         22      17,648
Mortgage-backed securities ...............  196,887       2,600         110    199,377    410,072       1,646      2,322     409,396
                                           --------     -------     -------   --------   --------     -------     ------    --------
    Total ................................ $305,158     $ 5,069     $ 1,008   $309,219   $481,899     $ 2,751     $2,417    $482,233
                                           ========     =======     =======   ========   ========     =======     ======    ========

                                                                December 31, 2000
                                                -------------------------------------------------
                                                                 Gross        Gross
                                                 Amortized     Unrealized   Unrealized     Fair
                                                   Cost          Gains        Losses       Value
                                                ----------     ---------    ---------   ---------
                                                              (Dollars in thousands)
U.S. Treasury securities and obligations
  of U.S. government agencies ............       $186,832      $    905     $   742     $186,995
70% non-taxable preferred stock ..........         19,085           145          --       19,230
States and political subdivisions ........         20,240           216           2       20,454
Corporate debt securities ................          1,021            --           5        1,016
Equity securities ........................              2             5          --            7
Collateralized mortgage obligations ......         17,979           292          54       18,217
Mortgage-backed securities ...............         88,695           652         493       88,854
                                                 --------      --------     -------     --------
    Total ................................       $333,854      $  2,215     $ 1,296     $334,773
                                                 ========      ========     =======     ========

         The following tables present the amortized cost and fair value of securities classified as held-to-maturity at December 31, 2002, 2001 and 2000:

                                                        December 31, 2002                               December 31, 2001
                                           -----------------------------------------   --------------------------------------------

                                                        Gross       Gross                            Gross       Gross
                                           Amortized Unrealized  Unrealized    Fair    Amortized   Unrealized  Unrealized      Fair
                                             Cost       Gains       Losses    Value     Cost         Gains       Losses       Value
                                           --------- ----------  ----------   ------   ---------   ----------  -----------  --------
                                                    (Dollars in thousands)                          (Dollars in thousands)
U.S. Treasury securities and obligations
  of U.S. government agencies ............ $ 78,587    $3,131    $    --    $ 81,718  $141,149     $ 3,180     $   204     $144,125
Corporate debt securities ................   25,338       942         87      26,193    22,712         609         167       23,154
States and political subdivisions ........   31,879     1,241          6      33,114    23,338         605          12       23,931
Collateralized mortgage obligations ......  149,666     1,662         12     151,316        22          --          --           22
Mortgage-backed securities ...............  355,628    12,297          5     367,920    82,868         535         408       82,995
                                           --------   -------    -------    --------  --------     -------     -------     --------
    Total ................................ $641,098   $19,273    $   110    $660,261  $270,089     $ 4,929     $   791     $274,227
                                           ========   =======    =======    ========  ========     =======     =======     ========

                                                                          December 31, 2000
                                                          -----------------------------------------------
                                                                          Gross       Gross
                                                           Amortized    Unrealized  Unrealized     Fair
                                                            Cost          Gains        Losses     Value
                                                          ----------    ----------   ---------  ---------
                                                                          (Dollars in thousands)

U.S. Treasury securities and obligations
  of U.S. government agencies. ......................      $147,730      $    460     $ 1,309   $146,881
Corporate debt securities ...........................        23,858            67         760     23,165
States and political subdivisions ...................        26,579           137         205     26,511
Collateralized mortgage obligations .................           328            --           2        326
Mortgage-backed securities  .........................        53,659           148         542     53,265
Other ...............................................            25            --          --         25
                                                           --------      --------     -------   --------
Total ...............................................      $252,179      $    812     $ 2,818   $250,173
                                                           ========      ========     =======   ========


     Mortgage-backed securities are securities that have been developed by pooling a number of real estate mortgages and which are principally issued by federal agencies such as Ginnie Mae, Federal National Mortgage Association (Fannie Mae) and Freddie Mac. These securities are deemed to have high credit ratings, and minimum regular monthly cash flows of principal and interest are guaranteed by the issuing agencies.

     However, unlike U.S. Treasury and U.S. government agency securities, which have a lump sum payment at maturity, mortgage-backed securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. Mortgage-backed securities which are purchased at a premium will generally suffer decreasing net yields as interest rates drop because home owners tend to refinance their mortgages. Thus, the premium paid must be amortized over a shorter period. Therefore, these securities purchased at a discount will obtain higher net yields in a decreasing interest rate environment. As interest rates rise, the opposite will generally be true. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and consequently, the average life of this security will not be unduly shortened. If interest rates begin to fall, prepayments will increase. At December 31, 2002, 76.4% of the mortgage-backed securities held by the Company had contractual final maturities of more than ten years with a weighted average life of 2.06 years.

     Collateralized mortgage obligations (CMOs) are bonds that are backed by pools of mortgages. The pools can be Ginnie Mae, Fannie Mae or Freddie Mac pools or they can be private-label pools. The CMOs are designed so that the mortgage collateral will generate a cash flow sufficient to provide for the timely repayment of the bonds. The mortgage collateral pool can be structured to accommodate various desired bond repayment schedules, provided that the collateral cash flow is adequate to meet scheduled bond payments. This is accomplished by dividing the bonds into classes to which payments on the underlying mortgage pools are allocated in different order. The bond's cash flow, for example can be dedicated to one class of bondholders at a time, thereby increasing call protection to bondholders. In private-label CMOs, losses on underlying mortgages are directed to the most junior of all classes and then to the classes above in order of increasing seniority, which means that the senior classes have enough credit protection to be given the highest credit rating by the rating agencies.

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

     Total deposits at December 31, 2002 were $1.587 billion, an increase of $463.2 million or 41.2% from $1.123 billion at December 31, 2001. The increase is primarily attributable to internal growth and the Texas Guaranty, First State, Paradigm, FNB and Southwest acquisitions in 2002. Noninterest-bearing deposits of $327.7 million at December 31, 2002 increased $138.9 million or

73.5% from $189.0 million at December 31, 2001. Noninterest-bearing deposits at December 31, 2001 were $189.0 million compared with $188.0 million at December 31, 2000. Interest-bearing deposits at December 31, 2002 were $1.259 billion, up $324.3 million or 34.7% from $934.6 million at December 31, 2001. Interest-bearing deposits at December 31, 2001 of $934.6 million represented a $89.0 million or 10.5% increase from $845.6 million at December 31, 2000. Total deposits at December 31, 2000 were $1.033 billion.

         The daily average balances and weighted average rates paid on deposits for each of the years ended December 31, 2002, 2001 and 2000 are presented below:

                                                                              Years Ended December 31,
                                                    -----------------------------------------------------------------------------
                                                               2002                     2001                        2000
                                                    ------------------------    ---------------------     -----------------------

                                                       Amount         Rate        Amount       Rate        Amount        Rate
                                                    -----------    ---------     --------     -------    -----------   ----------
                                                                                 (Dollars in thousands)
Interest-bearing checking .....................     $  249,045       1.27%    $  199,077       2.27%      $ 185,486      3.42%
Regular savings ...............................         58,218       1.41         41,472       2.36          39,085      2.76
Money market savings ..........................        257,499       1.71        211,104       3.31         181,181      4.17
Time deposits .................................        505,796       3.28        428,314       5.20         339,580      5.47
                                                    ----------                ----------                  ---------
       Total interest-bearing deposits ........      1,070,558       2.33        879,967       3.95         745,332      4.50
Noninterest-bearing deposits ..................        230,326         --        181,228         --         175,194        --
                                                    ----------                ----------                  ---------
       Total deposits .........................     $1,300,884       1.92%    $1,061,195       3.28%      $ 920,526      3.64%
                                                    ==========       ====     ==========       ====       =========      ====

     The following table sets forth the amount of the Company's certificates of deposit that are $100,000 or greater by time remaining until maturity:

                                                         December 31, 2002
                                                         -----------------
                                                      (Dollars in thousands)

        Three months or less ......................           $104,001
        Over three through six months .............             52,754
        Over six through 12 months ................             50,527
        Over 12 months ............................             40,708
                                                              --------
         Total ....................................           $247,990
                                                              ========

Other Borrowings

     Deposits are the primary source of funds for the Company's lending and investment activities. As needed, the Company obtains additional funds from the Federal Home Loan Bank ("FHLB") and correspondent banks. At December 31, 2002, the Company had $37.9 million in FHLB borrowings of which $12.6 million consisted of long-term FHLB notes payable and $25.3 million consisted of FHLB advances compared with $18.1 million in FHLB borrowings at December 31, 2001 of which $13.3 million consisted of long-term FHLB notes payable and $4.8 million consisted of FHLB advances. The highest outstanding balance of FHLB advances during 2002 was $31.4 million compared with $30.2 million during 2001. The maturity dates on the FHLB notes payable range from 2004 to 2018 and the interest rates range from 5.95% to 6.48%. FHLB advances are considered short-term, overnight borrowings. At December 31, 2001, the Company had $13.3 million in FHLB notes payable compared with $13.9 million at December 31, 2000. The Company had no federal funds purchased at December 31, 2002, December 31, 2001 or December 31, 2000.

     At December 31, 2002, 2001, and 2000, the Company had no outstanding borrowings under a revolving line of credit extended by a commercial bank.

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

     The debentures issued to Trust I accrue interest at an annual rate of 9.60% of the aggregate liquidation amount, payable quarterly. The debentures issued to Trust II accrue interest at a floating rate equal to 3-month LIBOR plus 3.58% of the aggregate liquidation amount, not to exceed 12.50%, payable quarterly. The quarterly interest rate on the debentures issued to Trust II for the period from October 31, 2002 through December 31, 2002 was equal to 5.34%. The quarterly distributions on each issuance of trust preferred securities are paid at the same rate that interest is paid on the corresponding debentures. Under the provisions of each issue of the debentures, the Company has the right to defer payment of interest on the debentures at any time, or from time to time, for periods not exceeding five years. If interest payments on either issue of the debentures are deferred, the distributions on the respective trust preferred securities will also be deferred.

     In connection with the Paradigm acquisition, on September 1, 2002 the Company acquired Paradigm Capital Trust II ("Paradigm Trust"), which has $6.0 million of floating rate preferred securities issued. The Company also assumed the obligations under the floating rate debentures held by Paradigm Trust. The floating rate debentures will mature on February 20, 2031, which date may be shortened to a date not earlier than February 20, 2006 if certain conditions are met. These debentures, which are the only assets of Paradigm Trust, are subordinate and junior in right of payment to all present and future senior indebtedness (as defined in the Indenture) of Paradigm, and now the Company as Paradigm's successor. The Company has fully and unconditionally guaranteed Paradigm Trust's obligations under the preferred securities.

     The debentures issued to Paradigm Trust accrue interest at a floating rate that adjusts quarterly based on the 3-month LIBOR plus 4.50%. The quarterly distributions on the preferred securities are paid at the same rate that interest is paid on the debentures. For the quarter ended December 31, 2002, the rate on the debentures was 6.33%.

     For financial reporting purposes, Trust I, Trust II and Paradigm Trust are treated as subsidiaries of the Company and consolidated in the corporate financial statements. The trust preferred securities are presented as a separate category of long-term debt on the balance sheet. Although the trust preferred securities are not included as a component of shareholders' equity on the balance sheet, for regulatory purposes, the trust preferred securities are treated as Tier 1 capital by the Federal Reserve. The treatment of the trust preferred securities as Tier 1 capital, in addition to the ability to deduct the expense of the debentures for federal income tax purposes, provided the Company with a cost-effective method of raising capital.

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

     The following table sets forth an interest rate sensitivity analysis for the Company at December 31, 2002:

                                                                               Volumes Subject to Repricing Within
                                                               -------------------------------------------------------------------

                                                                 0-30         31-180       181-365      Greater than
                                                                 days          days          days         one year        Total
                                                               ---------     ---------    ---------     ------------   -----------
                                                                                 (Dollars in thousands)
Interest-earning assets:
     Securities (net of unrealized gain of $4.1 million) ...  $    83,151    $   141,128   $ 221,670     $  499,307    $   946,256
     Loans .................................................      235,043         58,487      56,608        329,421        679,559
     Federal funds sold and other earning assets ...........       14,092            100         199            100         14,491
                                                              -----------    -----------   ---------     ----------    -----------
           Total interest-earning assets ...................  $   332,286    $   200,715   $ 278,477     $  828,828    $ 1,640,306
                                                              -----------    -----------   ---------     ----------    -----------

Interest-bearing liabilities:
     Demand, money market and savings
        deposits ...........................................  $   676,397    $        --   $      --     $       --    $   676,397
     Certificates of deposit and other
        time deposits ......................................       77,106        245,343     150,479        109,587        582,515
      FHLB Advances and FHLB notes payable .................       25,352            262         323         12,002         37,939
                                                              -----------    -----------   ---------     ----------    -----------
        Total interest-bearing liabilities .................  $   778,855    $   245,605   $ 150,802     $  121,589    $ 1,296,851
                                                              -----------    -----------   ---------     ----------    -----------

        Period GAP .........................................  $  (446,569)   $   (44,890)  $ 127,675     $  707,239    $   343,455
        Cumulative GAP .....................................  $  (446,569)   $  (491,459)  $(363,784)    $  343,455
        Period GAP to total assets .........................       (24.51)%        (2.46)%      7.01%         38.81%
        Cumulative GAP to total assets .....................       (24.51)%       (26.97)%    (19.96)%        18.85%

     Shortcomings are inherent in any GAP analysis since certain assets and liabilities may not move proportionally as interest rates change. In addition to GAP analysis, the Company uses an interest rate risk simulation model and shock analysis to test the interest rate sensitivity of net interest income and the balance sheet, respectively. Contractual maturities and repricing opportunities of loans are incorporated in the model as are prepayment assumptions, maturity data and call options within the investment portfolio. Assumptions based on past experience are incorporated into the model for nonmaturity deposit accounts. Based on the Company's December 31, 2002 simulation analysis, the Company estimates that its current net interest income structure would decrease by approximately 3.52% over the next twelve months assuming an immediate 100 basis point decline in rates and increase by approximately 3.62% over the next twelve months assuming an immediate 100 basis point increase in rates. The Company estimates that its current net interest income structure would decrease by approximately 5.65% over the next twelve months assuming an immediate 200 basis point decline in rates and increase by approximately 3.73% over the next twelve months assuming an immediate 200 basis point increase in rates. The results are primarily from the behavior of demand, money market and savings deposits. The Company has found that historically, interest rates on these deposits change more slowly than changes in the discount and federal funds rates. This assumption is incorporated into the simulation model and is generally not fully reflected in a GAP analysis.

Liquidity

         Liquidity involves the Company's ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate the Company on an ongoing basis. During the three years ended December 31, 2002, the Company's liquidity needs have primarily been met by growth in core deposits, as previously discussed. Although access to purchased funds from correspondent banks is available and has been utilized on occasion to take advantage of investment opportunities, the Company does not generally rely on these external funding sources. The cash and federal funds sold position, supplemented by amortizing investment and loan portfolios, have generally created an adequate liquidity position.

         Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of December 31, 2002, the Company had cash and cash equivalents of $80.8 million, up from $41.7 million, at December 31, 2001. The increase was mainly due to an increase in federal funds sold of $13.3 million and increases in total deposits and the number of deposit accounts.

         The Company's future cash payments associated with its contractual obligations pursuant to its long-term debt, operating leases, letters of credit and commitments to extend credit as of December 31, 2002 are summarized below:

                                                                                       Payments due in:
                                                          --------------------------------------------------------------------------
                                                                             Fiscal        Fiscal
                                                          Fiscal 2003      2004-2005      2006-2007      Thereafter        Total
                                                          -----------     ----------      ---------      ----------        -----
                                                                                    (Dollars in thousands)
     Company-obligated manditorily redeemable
        trust preferred securities of subsidiary
        trusts .......................................    $        --     $       --     $       --      $   33,000      $  33,000
     Long-term debt ..................................            704          2,122          3,306           6,507         12,639
     Operating leases ................................          1,322          1,702          1,017             933          4,974
                                                          -----------     ----------     ----------      ----------      ---------
           Total .....................................    $     2,026     $    3,824     $    4,323      $   40,440     $   50,613
                                                          ===========     ==========     ==========      ==========     ==========

         The Company's commitments associated with outstanding letters of credit and commitments to extend credit as of December 31, 2002 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

                                                                             Fiscal        Fiscal
                                                          Fiscal 2003      2004-2005      2006-2007      Thereafter        Total
                                                          -----------     ----------      ---------      ----------        -----
Total                                                                               (Dollars in thousands)
      Standby letters of credit ......................    $     1,322     $      353     $       --      $        6     $    1,681
     Commitments to extend credit ....................         43,795          4,308         16,874          13,382         78,359
                                                          -----------     ----------     ----------      ----------     ----------
           Total .....................................    $    45,117     $    4,661     $   16,874      $   13,388     $   80,040
                                                          ===========     ==========     ==========      ==========     ==========

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

         Total shareholders' equity increased to $154.7 million at December 31, 2002 from $88.7 million at December 31, 2001, an increase of $66.0 million or 74.4%. This increase was primarily the result of net income of $21.3 million partially offset by dividends paid on the Common Stock of $3.9 million and an increase in Common Stock issued of $45.9 million in connection with the Paradigm Acquisition. During 2001, shareholders' equity increased by $8.4 million or 10.1% from $80.3 million at December 31, 2000 due primarily to net income of $13.0 million partially offset by dividends paid on the Common Stock of $3.2 million and trust preferred issuance costs of $476,000.

         The following table provides a comparison of the Company's and the Bank's leverage and risk-weighted capital ratios as of December 31, 2002 to the minimum and well capitalized regulatory standards:

                                                                           To Be Well Capitalized
                                                    Minimum Required            Under Prompt
                                                      for Capital             Corrective Action              Actual Ratio at
                                                   Adequacy Purposes              Provisions                December 31, 2002
                                                   -----------------       ----------------------           -----------------
The Company
     Leverage ratio.............................        3.00%(1)                       N/A                       6.56%
     Tier 1 risk-based capital ratio............        4.00                           N/A                      14.10
     Total risk-based capital ratio.............        8.00                           N/A                      15.30
The Bank
     Leverage ratio.............................        3.00%(2)                      5.00%                      6.26%
     Tier 1 risk-based capital ratio............        4.00                          6.00                      13.71
     Total risk-based capital ratio.............        8.00                         10.00                      14.91

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

         The following table presents certain unaudited quarterly financial information concerning the Company's results of operations for each of the two years ended December 31, 2002. The information should be read in conjunction with the historical consolidated financial statements of the Company and the notes thereto appearing elsewhere in this Annual Report on Form 10-K. The historical financial data of the Company has been restated to include the accounts and operations of Commercial Bancshares, Inc. for all periods prior to February 23, 2001.

                                                             CONSOLIDATED QUARTERLY FINANCIAL DATA OF THE COMPANY

                                                                            Quarter Ended 2002
                                                             ----------------------------------------------------
                                                                               (unaudited)

                                                             December 31     September 30    June 30     March 31
                                                             -----------     ------------    -------     --------
                                                                (Dollars in thousands, except per share data)
Interest income .......................................      $    22,837     $     20,419    $ 19,106    $  18,380
Interest expense ......................................            6,828            6,464       6,283        6,356
                                                             -----------     ------------    --------    ---------
     Net interest income ..............................           16,009           13,955      12,823       12,024
Provision for credit losses ...........................              650              120         120          120
                                                             -----------     ------------    --------    ---------
     Net interest income after provision ..............           15,359           13,835      12,703       11,904
Noninterest income ....................................            4,148            2,893       2,326        2,161
Noninterest expense ...................................           10,160            8,506       8,125        7,662
                                                             -----------     ------------    --------    ---------
     Income before income taxes .......................            9,347            8,222       6,904        6,403
Provision for income taxes ............................            2,965            2,569       2,109        1,912
                                                             -----------     ------------    --------    ---------
Net income ............................................      $     6,382     $      5,653    $  4,795    $   4,491
                                                             ===========     ============    ========    =========

Earnings per share:
    Basic .............................................      $      0.34     $       0.33    $   0.30    $    0.28
                                                             ===========     ============    ========    =========
    Diluted ...........................................      $      0.33     $       0.32    $   0.29    $    0.27
                                                             ===========     ============    ========    =========

                                                                             Quarter Ended 2001
                                                             ------------------------------------------------------
                                                                               (unaudited)

                                                             December 31       September 30   June 30    March 31
                                                             -----------     --------------  --------    --------
                                                                (Dollars in thousands, except per share data)


Interest income .......................................      $    18,956     $     19,101    $ 19,143    $ 19,320
Interest expense ......................................            7,518            8,841       9,407      10,019
                                                             -----------     ------------    --------    ---------
     Net interest income ..............................           11,438           10,260       9,736       9,301
Provision for credit losses ...........................              650               50          --          --
                                                             -----------     ------------    --------    ---------
     Net interest income after provision ..............           10,788           10,210       9,736       9,301
Noninterest income ....................................            2,310            2,187       2,058       2,035
Noninterest expense ...................................            7,361            7,068       6,737       9,129(1)
                                                             -----------     ------------    --------    ---------
     Income before income taxes .......................            5,737            5,329       5,057       2,207(1)
Provision for income taxes ............................            1,747            1,598       1,487         540(1)
                                                             -----------     ------------    --------    ---------
     Net income .......................................            3,990     $      3,731       3,570    $  1,667(1)
                                                             ===========     ============    ========    =========

Earnings per share:
     Basic ............................................      $      0.25     $       0.23    $   0.22    $   0.11(1)
                                                             ===========     ============    ========    =========
     Diluted ..........................................      $      0.24     $       0.23    $   0.22    $   0.10(1)
                                                             ===========     ============    ========    =========

-----------------------
(1) The financial data for the quarter ended March 31, 2001 includes the merger-related expenses of $2.4 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the two year period ended December 31, 2002.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information under the captions "Election of Directors," "Continuing Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for its 2003 Annual Meeting of Shareholders (the "2003 Proxy Statement") to be filed with the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, is incorporated herein by reference in response to this item.

ITEM 11. EXECUTIVE COMPENSATION

         The information under the caption "Executive Compensation and Other Matters" in the 2003 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information under the caption "Beneficial Ownership of Common Stock by Management of the Company and Principal Shareholders" in the 2003 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information under the caption "Interests of Management and Others in Certain Transactions" in the 2003 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 14. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported to the Company's management within the time periods specified in the Securities and Exchange Commission's rules and forms.

Changes in internal controls. Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures, and there were no corrective actions with regard to significant deficiencies and material weaknesses based on such evaluation.

PART IV.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Consolidated Financial Statements and Schedules

         Reference is made to the Consolidated Financial Statements, the reports thereon, the notes thereto and supplementary data commencing at page F-1 of this Annual Report on Form 10-K. Set forth below is a list of such Consolidated Financial Statements:

         Independent Auditors' Report
         Consolidated Balance Sheets as of December 31, 2002 and 2001 Consolidated Statements of Income for the Years Ended December 31,
           2002, 2001 and 2000
         Consolidated Statements of Changes in Shareholders' Equity for the
           Years Ended December 31, 2002, 2001 and 2000
         Consolidated Statements of Cash Flows for the Years Ended December 31,
           2002, 2001 and 2000
         Notes to Consolidated Financial Statements

Financial Statement Schedules

         All supplemental schedules are omitted as inapplicable or because the required information is included in the Consolidated Financial Statements or notes thereto.

Exhibits

         Each exhibit marked with an asterisk is filed with this Annual Report on Form 10-K.

                Exhibit
                Number                         Description
                ------                         -----------

                   2.1         -    Agreement and Plan of Reorganization dated
                                    as of May 1, 2002 by and between Prosperity
                                    Bancshares, Inc. and Paradigm
                                    Bancorporation, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company's
                                    Registration Statement on Form S-4
                                    (Registration No. 333-91248))

                   2.2         -    Stock Purchase Agreement dated as of
                                    February 22, 2002 by and between Prosperity
                                    Bancshares, Inc. and American Bancorp of
                                    Oklahoma, Inc. (incorporated herein by
                                    reference to Exhibit 2.1 to the Company's
                                    Quarterly Report on Form 10-Q for the
                                    quarter ended March 31, 2002)

                   2.3         -    Agreement and Plan of Reorganization dated
                                    as of April 26, 2002 by and among Prosperity
                                    Bancshares, Inc., Prosperity Bank and The
                                    First State Bank (incorporated herein by reference to Exhibit 2.2 to the Company's
                                    Quarterly Report on Form 10-Q for the
                                    quarter ended March 31, 2002)

                   2.4         -    Agreement and Plan of Reorganization by and
                                    between the Prosperity Bancshares, Inc and Commercial Bancshares, Inc. dated November
                                    8, 2000 (incorporated herein by reference to Exhibit 2.1 to the Company's Registration
                                    Statement on Form S-4 (Registration No.
                                    333-52342))

                   2.5         -    Agreement and Plan of Reorganization  by and
                                    between Prosperity Bancshares, Inc. and
                                    South Texas Bancshares, Inc. dated June 17,
                                    1999 (incorporated herein by reference to Exhibit 2.1 to the Company's Form 10-Q for the quarter ended June 30, 1999)

                   2.6         -    Agreement and Plan of Reorganization dated
                                    June 5, 1998 by and among Prosperity, First
                                    Prosperity Bank and Union State Bank
                                    (incorporated herein by reference to Exhibit
                                    10.4 to the Company's Registration Statement on Form S-1 (Registration No. 333-63267))

                   3.1         -    Amended and Restated Articles of
                                    Incorporation of Prosperity (incorporated herein by reference to Exhibit 3.1 to the Company's Form 10-Q for the quarter ended
                                    March 31, 2001)

                   3.2         -    Amended and Restated Bylaws of Prosperity
                                    (incorporated herein by reference to Exhibit
                                    3.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-63267))

          4.1 - Form of certificate representing shares of Prosperity common stock (incorporated herein by reference to Exhibit 4 to the Company's Registration Statement on Form S-1 (Registration No. 333-63267))

          4.2 - Form of Indenture by and between Prosperity Bancshares, Inc. and First Union Trust Company, N.A. with respect to the Junior Subordinated Debentures of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-89481))

          4.3 - Form of Amended and Restated Trust Agreement of Prosperity Capital Trust I (incorporated herein by reference to Exhibit
                    4.5 to the Company's Registration Statement on Form S-1 (Registration No. 333-89481))

          4.4 - Form of Trust Preferred Securities Guarantee Agreement by and between Prosperity and First Union Trust Company, N.A. (incorporated herein by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-1 (Registration No. 333-89481))

          4.5 - Indenture dated as of July 31, 2001 by and between Prosperity Bancshares, Inc., as Issuer, and State Street Bank and Trust Company of Connecticut, National Association, with respect to the Floating Rate Junior Subordinated Deferrable Interest Debentures of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

          4.6 - Amended and Restated Declaration of Trust of Prosperity Statutory Trust II dated as of July 31, 2001 (incorporated herein by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

          4.7 - Guarantee Agreement dated as of July 31, 2001 by and between Prosperity Bancshares, Inc. and State Street Bank and Trust Company of Connecticut, National Association (incorporated herein by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

          10.1+   - Prosperity  Bancshares, Inc. 1995 Stock Option Plan
                    (incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-63267))

          10.2+   - Prosperity Bancshares, Inc. 1998 Stock Incentive Plan
                    (incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-63267))

          10.3+   - Form of Employment Agreements (incorporated herein by
                    reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (Registration No. 333-63267))

          10.4 - Loan Agreement dated December 27, 1997 between Prosperity and Norwest Bank Minnesota, National Association (incorporated herein by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 (Registration No. 333-63267))

          10.5+   - Form of Employment Agreement by and between First Prosperity
                    Bank and H.E. Timanus, Jr. (incorporated herein by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-4 (Registration No. 333-52342))

          10.6+   - Commercial Bancshares, Inc. Incentive Stock Option Plan for
                    Key Employees (incorporated herein by reference to Exhibit
                    4.5 to the Company's Registration Statement on Form S-8 (Registration No. 333-57238))

          10.7+   - Form of Stock Option Agreement under the Commercial
                    Bancshares, Inc. Incentive Stock Option Plan for Key Employees (incorporated herein by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-8 (Registration No. 333-57238))

          10.8+   - Paradigm Bancorporation, Inc. 1999 Stock Incentive Plan
                    (incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (Registration No. 333-100815))

          21.1*   - Subsidiaries of Prosperity

          23.1*   - Consent of Deloitte & Touche LLP

          99.1*   - Certification of Chief Executive Officer pursuant to 18
                    U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002

          99.2*   - Certification of Chief Financial Officer pursuant to 18
                    U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
          -----------------------------------------
          + Management contract or compensatory plan or arrangement.

Reports on Form 8-K

     The following reports on Form 8-K were filed during the fourth quarter
2002:

        (i) The Company filed a Current Report on Form 8-K under Item 5 on November 5, 2002 to announce the completion of the acquisition of The First National Bank of Bay City, in Bay City, Texas.

        (ii) The Company filed a Current Report on Form 8-K under Item 5 on October 22, 2002 to announce the release of the Company's earnings for the third quarter 2002.

        (iii) The Company filed a Current Report on Form 8-K under Item 5 on October 2, 2002 to announce the completion of the merger of Southwest Bank Holding Company, Dallas, Texas, into the Company.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Prosperity Bancshares, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston and State of Texas on March 7, 2003.

                                  PROSPERITY BANCSHARES, INC.(SM)

                                  By: /s/ DAVID ZALMAN
                                      -------------------------
                                          David Zalman
                                          President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant in the indicated capacities on March 7, 2003.

                    Signature                                                       Positions
                    ---------                                                       ---------
                 /s/ DAVID ZALMAN                                President and Chief Executive Officer (principal
     ---------------------------------------                     executive officer)
                   David Zalman

                  /s/ NED S. HOLMES                              Chairman of the Board; Director
     ---------------------------------------
                    Ned S. Holmes

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

                  /s/ HARRY BAYNE                                Director
     ---------------------------------------
                    Harry Bayne

               /s/ JAMES A. BOULIGNY                             Director
     ---------------------------------------
                 James A. Bouligny

              /s/ CHARLES A. DAVIS, JR.                          Director
     ---------------------------------------
                Charles A. Davis, Jr.

             /s/ WILLIAM H. FAGAN, M.D.                          Director
     ---------------------------------------
                 William Fagan, M.D.

            /s/ CHARLES J. HOWARD, M.D.                          Director
     ---------------------------------------
               Charles Howard, M.D.

           /s/ PERRY MUELLER, JR., D.D.S.                        Director
     ---------------------------------------
             Perry Mueller, Jr., D.D.S.

              /s/ A. VIRGIL PACE, JR.                            Director
     ---------------------------------------
                  A. Virgil Pace, Jr.

                /s/ TRACY T. RUDOLPH                             Director
     ---------------------------------------
                  Tracy T. Rudolph

              /s/ HARRISON STAFFORD II                           Director
     ---------------------------------------
                Harrison Stafford II

               /s/ ROBERT STEELHAMMER                            Director
     ---------------------------------------
                  Robert Steelhammer

                /s/ H.E. TIMANUS, JR.                            Director
     ---------------------------------------
                  H. E. Timanus, Jr.

                                 Certifications

            I, David Zalman, President and Chief Executive Officer of the registrant, certify that:

            1. I have reviewed this annual report on Form 10-K of Prosperity Bancshares, Inc.;

            2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

            3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

            4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

            5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

            6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

            Date: March 7, 2003

            /s/ David Zalman
            ----------------------------------------
            David Zalman
            President and Chief Executive Officer

            I, David Hollaway, Chief Financial Officer of the registrant, certify that:

            1. I have reviewed this annual report on Form 10-K of Prosperity Bancshares, Inc.;

            2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

            3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

            4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

               (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

               (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

            5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

               (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

            6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

         Date: March 7, 2003

         /s/ David Hollaway
         --------------------------------------
         David Hollaway
         Chief Financial Officer

                    TABLE OF CONTENTS TO FINANCIAL STATEMENTS

                                                                                              Page
                                                                                              ----
Prosperity Bancshares, Inc.(SM)

           Independent Auditors' Report ..................................................     F-2

           Consolidated Balance Sheets as of  December 31, 2002 and 2001 .................     F-3

           Consolidated Statements of Income for the Years Ended December 31,
                2002, 2001 and 2000 ......................................................     F-4

           Consolidated Statements of Changes in Shareholders' Equity for the
                Years Ended December 31, 2002, 2001 and 2000 .............................     F-5

           Consolidated Statements of Cash Flows for the Years Ended
                December 31, 2002, 2001 and 2000 .........................................     F-6

           Notes to Consolidated Financial Statements ....................................     F-8

INDEPENDENT AUDITORS' REPORT

To the Shareholders and Board of Directors of Prosperity Bancshares, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Prosperity Bancshares, Inc. and subsidiaries (collectively, the "Company") as of December 31, 2002 and 2001 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Prosperity Bancshares, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, in 2002 the Company adopted the provisions of Statement of Accounting Standards No. 141 "Business Combinations" and Statement of Accounting Standards No. 142 "Goodwill and Other Intangible Assets."

/s/ Deloitte & Touche LLP

Houston, Texas
February 14, 2003

                PROSPERITY BANCSHARES, INC.(SM) AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                          December 31,
                                                                              ----------------------------------
                                                                                 2002                    2001
                                                                              ----------              ----------
                                                                                     (Dollars in thousands)
                       ASSETS
Cash and due from banks (Note 4) ......................................       $   66,806              $   41,005
Federal funds sold ....................................................           13,993                     715
                                                                              ----------              ----------
    Total cash and cash equivalents ...................................           80,799                  41,720
Interest bearing deposits in financial institutions ...................              498                     198
Available for sale securities, at fair value (Note 5) .................          309,219                 482,233
Held to maturity securities, at cost (Note 5) .........................          641,098                 270,089
Loans (Notes 6 and 10) ................................................          679,559                 424,400
Less allowance for credit losses (Note 7) .............................           (9,580)                 (5,985)
                                                                              ----------              ----------
              Loans, net ..............................................          669,979                 418,415
Accrued interest receivable ...........................................           10,348                   8,466
Goodwill ..............................................................           68,290                  22,641
Core deposit intangibles, net of accumulated amortization
   of $192,000 ........................................................            4,120                      --
Bank premises and equipment, net (Note 8) .............................           27,010                  15,077
Other real estate owned ...............................................              219                      --
Other assets ..........................................................           10,676                   3,486
                                                                              ----------              ----------
TOTAL ASSETS ..........................................................       $1,822,256              $1,262,325
                                                                              ==========              ==========

   LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
   Deposits (Note 9):
       Noninterest-bearing ............................................       $  327,699              $  188,832
       Interest-bearing ...............................................        1,258,912                 934,565
                                                                              ----------              ----------
              Total deposits ..........................................        1,586,611               1,123,397
   Other borrowings (Note 10) .........................................           37,939                  18,080
   Accrued interest payable ...........................................            2,550                   2,869
   Other liabilities ..................................................            7,417                   2,254
                                                                              ----------              ----------
              Total liabilities .......................................        1,634,517               1,146,600
COMMITMENTS AND CONTINGENCIES
   (Notes 12 and 16)
COMPANY-OBLIGATED MANDITORILY REDEEMABLE
   TRUST PREFERRED SECURITIES OF SUBSIDIARY
   TRUSTS (Note 19) ...................................................           33,000                  27,000
SHAREHOLDERS' EQUITY (Notes 14 and 17):
   Common stock, $1 par value; 50,000,000 shares
   authorized; 18,903,028 and 16,218,022
   shares issued at December 31, 2002 and
   2001, respectively; 18,895,876 and
   16,210,870 shares outstanding at
   December 31, 2002 and 2001, respectively ...........................           18,903                  16,218
   Capital surplus ....................................................           60,312                  16,865
   Retained earnings ..................................................           72,917                  55,462
   Accumulated other comprehensive income -- net
          unrealized gains on available for sale
          securities, net of tax of $1,424 and of $117,
          respectively ................................................            2,644                     217
   Less treasury stock, at cost, 7,152 shares .........................              (37)                    (37)
                                                                              ----------              ----------
              Total shareholders' equity ..............................          154,739                  88,725
                                                                              ----------              ----------

TOTAL LIABILITIES AND SHAREHOLDERS'
       EQUITY .........................................................       $1,822,256              $1,262,325
                                                                              ==========              ==========

                 See notes to consolidated financial statements.

                PROSPERITY BANCSHARES, INC.(SM) AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                          For the Years Ended
                                                                              December 31,
                                                              --------------------------------------------
                                                                2002              2001             2000
                                                              ---------         --------         ---------
                                                              (Dollars in thousands, except per share data)
INTEREST INCOME:
   Loans, including fees ................................     $  38,330         $ 34,731         $  33,599
   Securities:
      Taxable ...........................................        39,289           37,413            31,845
      Nontaxable ........................................         1,599            1,597             1,477
      70% nontaxable preferred dividends ................         1,216            1,343               656
   Federal funds sold ...................................           285            1,401             2,414
    Deposits in financial institutions ..................            23               35                88
                                                              ---------         --------         ---------
        Total interest income ...........................        80,742           76,520            70,079
                                                              ---------         --------         ---------

INTEREST EXPENSE:
   Deposits .............................................        24,976           34,780            33,551
   Note payable and other borrowings ....................           955            1,005             2,013
                                                              ---------         --------         ---------
        Total interest expense ..........................        25,931           35,785            35,564
                                                              ---------         --------         ---------

NET INTEREST INCOME .....................................        54,811           40,735            34,515
PROVISION FOR CREDIT LOSSES (Note 7) ....................         1,010              700               275
                                                              ---------         --------         ---------
NET INTEREST INCOME AFTER PROVISION
   FOR CREDIT LOSSES ....................................        53,801           40,035            34,240
                                                              ---------         --------         ---------

NONINTEREST INCOME:
   Customer service fees ................................         9,764            7,530             6,576
   Other ................................................         1,764            1,060             1,184
                                                              ---------         --------         ---------
        Total noninterest income ........................        11,528            8,590             7,760
                                                              ---------         --------         ---------
NONINTEREST EXPENSE:
   Salaries and employee benefits
      (Note 15) .........................................        16,379           12,955            12,931
   Net occupancy expense ................................         2,345            1,971             1,761
   Data processing ......................................         2,131            2,126             1,956
   Goodwill amortization ................................            --            1,363             1,160
   Core deposit intangible amortization .................           192               --                --
   Depreciation expense .................................         1,830            1,570             1,553
   Minority interest trust preferred securities .........         2,104            1,580             1,151
   Merger related expenses ..............................            --            2,425                --
   Other ................................................         9,472            6,305             6,255
                                                              ---------         --------         ---------
        Total noninterest expense .......................        34,453           30,295            26,767
                                                              ---------         --------         ---------

INCOME BEFORE INCOME TAXES ..............................        30,876           18,330            15,233
PROVISION FOR INCOME TAXES (Note 13) ....................         9,555            5,372             4,532
                                                              ---------         --------         ---------

NET INCOME ..............................................     $  21,321         $ 12,958         $  10,701
                                                              =========         ========         =========
EARNINGS PER SHARE (Note 1):
   Basic ................................................     $    1.25         $   0.80         $    0.67
                                                              =========         ========         =========

   Diluted ..............................................     $    1.22         $   0.79         $    0.65
                                                              =========         ========         =========

                 See notes to consolidated financial statements.

                PROSPERITY BANCSHARES, INC.(SM) AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                              Accumulated
                                               Common Stock                                     Other                     Total
                                            -------------------
                                                                      Capital     Retained   Comprehensive   Treasury  Shareholders'
                                            Shares       Amount       Surplus     Earnings      Income        Stock       Equity
                                            ------       ------       -------     --------      ------        -----       ------
                                                            (Amounts in thousands, except share data)
BALANCE AT JANUARY 1, 2000 ..............  15,998,596  $    15,999  $    18,024  $    37,719  $    (2,681) $       (37) $    69,024
   Net income ...........................                                             10,701                                 10,701
   Net change in unrealized gain (loss)
     on available for sale securities ...                                                           3,286                     3,286
                                                                                                                        -----------
   Total comprehensive income ...........                                                                                    13,987
                                                                                                                        -----------
   Sale of common stock .................     152,400          152          183                                                 335
   Trust preferred issuance costs .......                                   (90)                                                (90)
   Cash paid in lieu of fractional
     shares in connection with issuance
     of common stock in exchange for
     stock of Heritage Bank .............         (24)                      (15)                                                (24)
   Cash paid to dissenting shareholder
     in connection with the issuance of
     common stock in exchange for
     common stock of Heritage Bank ......                                  (153)                                               (153)
   Cash dividends declared, $0.18
     per share ..........................                                             (2,755)                                (2,755)
                                          -----------  -----------  -----------  -----------  -----------  -----------  -----------

BALANCE AT DECEMBER 31, 2000 ............  16,150,972       16,151       17,949       45,665          605          (37)      80,333
   Net income                                                                         12,958                                 12,958
   Net change in unrealized gain (loss)
     on available for sale securities ...                                                            (388)                     (388)
                                                                                                                        -----------
   Total comprehensive income ...........                                                                                    12,570
                                                                                                                        -----------
   Sale of common stock .................     130,600          131          175                                                 306
   Trust preferred issuance costs .......                                  (476)                                               (476)
   Cash paid to dissenting shareholders
     in connection with the issuance of
     common stock in exchange for
     common stock of Commercial .........     (63,550)         (64)        (783)                                               (847)
   Cash dividends declared, $0.195
     per share ..........................                                             (3,161)                                (3,161)
                                          -----------  -----------  -----------  -----------  -----------  -----------  -----------

BALANCE AT DECEMBER 31, 2001 ............  16,218,022  $    16,218  $    16,865  $    55,462  $       217  $       (37) $    88,725
   Net income ...........................                                             21,321                                 21,321
   Net change in unrealized gain (loss)
     on available for sale securities ...                                                           2,427                     2,427
                                                                                                                        -----------
   Total comprehensive income ...........                                                                                    23,748
                                                                                                                        -----------
   Sale of common stock .................     104,504          105          155                                                 260
   Common stock issued in connection
     with Paradigm Acquisition ..........   2,580,502        2,580       43,295                                              45,875
   Cash paid in lieu of fractional
     shares in connection with the
     Paradigm Acquisition ...............                                    (3)                                                 (3)
   Cash dividends declared, $0.22
     per share ..........................                                             (3,866)                                (3,866)
                                          -----------  -----------  -----------  -----------  -----------  -----------  -----------
BALANCE AT DECEMBER 31, 2002 ............ $18,903,028  $    18,903  $    60,312  $    72,917  $     2,644  $       (37) $   154,739
                                          ===========  ===========  ===========  ===========  ===========  ===========  ===========

                 See notes to consolidated financial statements.

                PROSPERITY BANCSHARES, INC.(SM) AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    For the Years Ended
                                                                        December 31,
                                                       ----------------------------------------------
                                                          2002              2001              2000
                                                       ----------        ----------        ----------
                                                                   (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ........................................  $   21,321        $   12,958        $   10,701
  Adjustments to reconcile net income
    to net cash provided by operating activities:
    Depreciation and amortization ...................       2,022             2,933             2,661
    Provision for credit losses .....................       1,010               700               275
    Net amortization (accretion) of premium/
      discount on investments .......................       4,317               982               (16)
    Loss (gain) on sale of premises,
      equipment and other real estate ...............         (39)               87                --
    Decrease (increase) in accrued interest
      receivable and other assets ...................           7             3,358            (1,340)
    (Decrease) increase in accrued interest
      payable and other liabilities .................      (2,520)           (1,177)              383
                                                       ----------        ----------        ----------
      Total adjustments .............................       4,797             6,883             1,963
                                                       ----------        ----------        ----------
      Net cash provided by operating activities .....      26,118            19,841            12,664
                                                       ----------        ----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from maturities and
    principal paydowns of held to
    maturity securities .............................     211,467           212,615            79,347
  Purchase of held to maturity securities ...........    (300,816)          (75,671)          (65,703)
  Proceeds from maturities and
    principal paydowns of available
    for sale securities .............................     128,906            92,386            25,765
  Purchase of available for sale securities .........    (119,527)         (396,280)         (101,572)
  Net decrease (increase) in loans ..................      37,291           (13,197)          (39,294)
  Purchase of bank premises and equipment ...........      (2,171)           (3,073)           (1,308)
  Proceeds from sale of bank premises, equipment
    and other real estate ...........................       1,229             1,312                75
  Premium paid for Texas Guaranty Bank ..............      (3,649)               --                --
  Net liabilities acquired in purchase of Texas
    Guaranty Bank (net of acquired cash
    of $12,723) .....................................       3,815                --                --
  Premium paid for The First State Bank .............      (1,721)               --                --
  Net liabilities acquired in purchase of The
    First State Bank (net of acquired cash
    of $4,938) ......................................       2,859                --                --
  Premium paid for Paradigm Bancorporation ..........     (36,489)               --                --
  Net liabilities acquired in purchase of Paradigm
    Bancorporation (net of acquired cash
    of $14,447) .....................................      49,223                --                --
  Premium paid for First National Bank of Bay City...      (2,217)               --                --
  Net liabilities acquired in purchase of
    First National Bank of Bay City (net of acquired
    cash of $5,816) .................................       2,425                --                --
  Premium paid for SouthWest Bank Holding Company ...      (5,693)               --                --
  Net liabilities acquired in purchase of SouthWest
    Bank Holding Comapny (net of acquired cash
    of $14,282) .....................................         836                --                --
  Net decrease in interest-bearing deposits
    in financial institutions .......................         397               887                --
  Net liabilities acquired in purchase of
    Compass branches ................................          --                --            77,473
                                                       ----------        ----------        ----------
Net cash (used in) investing activities .............     (33,835)         (181,021)          (25,217)
                                                       ----------        ----------        ----------

                       (Table continued on following page)

                PROSPERITY BANCSHARES, INC.(SM) AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    For the Years Ended
                                                                                       December 31,
                                                                     ----------------------------------------------
                                                                         2002           2001              2000
                                                                     -----------    -------------     -------------
                                                                                  (Dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase in noninterest-bearing
     deposits .................................................      $    10,118       $      873       $    54,429
   Net increase in interest-bearing deposits ..................           26,228           88,978            13,037
   Proceeds (repayments ) of other
     borrowings (net) .........................................           14,059            4,149           (49,188)
   Proceeds from issuance of junior
     subordinated debentures ..................................               --           15,000                --
   Trust preferred  issuance costs ............................               --             (476)              (90)
   Cash paid in lieu of fractional shares .....................               (3)              --               (15)
   Cash paid to dissenting shareholder in
     connection with the issuance of common stock
     in exchange for common stock of  Heritage
     Bank .....................................................               --             (847)             (153)
   Proceeds from the issuance of
     common stock .............................................              260              306               335
   Payments of cash dividends .................................           (3,866)          (3,161)           (2,755)
                                                                     -----------       ----------       -----------
       Net cash provided by
          financing activities ................................           46,796          104,822            15,600
                                                                     -----------       ----------       -----------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS ...........................................      $    39,079       $  (56,358)      $     3,047
CASH AND CASH EQUIVALENTS, BEGINNING,
   OF PERIOD ..................................................           41,720           98,078            95,031
                                                                     -----------       ----------       -----------
CASH AND CASH EQUIVALENTS, END OF
   PERIOD .....................................................      $    80,799       $   41,720       $    98,078
                                                                     ===========       ==========       ===========
INCOME TAXES PAID .............................................      $     9,182       $    6,410       $     4,259
                                                                     ===========       ==========       ===========
INTEREST PAID .................................................      $    26,250       $   36,396       $    32,484
                                                                     ===========       ==========       ===========
TRANSFER OF AVAILABLE FOR SALE
   SECURITIES TO HELD TO MATURITY
   SECURITIES .................................................      $   241,756       $  170,601       $        --
                                                                     ===========       ==========       ===========

                 See notes to consolidated financial statements.

                PROSPERITY BANCSHARES, INC.(SM) AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

         Nature of Operations -- Prosperity Bancshares, Inc. ("Bancshares") and its subsidiaries, Prosperity Holdings, Inc. ("Holdings"), Prosperity Bank(SM) and Bank of the Southwest (the "Banks"), (collectively referred to as the "Company") provide retail and commercial banking services. As of December 31, 2002, the Company had two bank subsidiaries, Prosperity Bank(SM) and Bank of the Southwest. Effective January 2, 2003, Bank of the Southwest was merged into Prosperity Bank (the "Bank"). The historical financial data of the Company has been restated to include the accounts and operations of Commercial Bancshares, Inc. which was merged into the Company effective February 23, 2001 and was accounted for as a pooling of interests.

         The Banks operate forty (40) banking centers in fifteen contiguous counties located in Southeast Texas and two (2) banking centers in Dallas, Texas, with locations in Angleton, Bay City, Beeville, Houston-Bellaire, Dallas-Camp Wisdom, Houston-City West, Houston-Clear Lake, Cleveland, Houston-Copperfield, Cuero, Cypress, Dayton, Houston-Downtown, East Bernard, Edna, El Campo, Fairfield, Galveston, Houston-Gladebrook, Goliad, Houston-Highway 6, Hitchcock, Liberty, Magnolia, Mathis, Houston-Medical Center, Houston-Memorial, Mont Belvieu, Needville, Palacios, Houston-Post Oak, Houston-River Oaks, Sweeny, Houston-Tanglewood, Victoria, Houston-Waugh Drive, West Columbia, Dallas-Westmoreland, Wharton, Winnie and Houston-Woodcreek.

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

         Statement of Financial Accounting Standards ("SFAS") No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosure applies to all impaired loans, with the exception of groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. A loan is defined as impaired by SFAS No. 114 if, based on current information and events, it is probable that a creditor will be unable to collect all amounts due, both interest and principal, according to the contractual terms of the loan agreement. Specifically, SFAS No. 114 requires that the allowance for credit losses related to impaired loans be determined based on the difference of carrying value of loans and the present value of expected cash flows discounted at the loan's effective interest rate or, as a practical expedient, the

                PROSPERITY BANCSHARES, INC.(SM) AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

loan's observable market price or the fair value of the collateral if the loan is collateral dependent. At December 31, 2002, the Company had $1.1 million in nonaccrual loans, $120,000 in 90 days or more past due loans, $1.1 million in other nonperforming loans and no restructured loans. At December 31, 2001, the Company had $1,000 in nonaccrual loans, no 90 days or more past due loans and no restructured loans.

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

                PROSPERITY BANCSHARES, INC.(SM) AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

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

     Amortization of Core Deposit Intangibles (CDI) - CDI is amortized using an accelerated amortization method over an eight year period.

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

     Cash and Cash Equivalents -- For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks as well as federal funds sold that mature in three days or less.

     Reclassifications -- Certain reclassifications have been made to 2001 and 2000 balances to conform to the current year presentation. All reclassifications have been applied consistently for the periods presented.

     Earnings Per Share -- SFAS No. 128, Earnings Per Share, requires presentation of basic and diluted earnings per share. Basic earnings per share has been computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Net income per common share for all periods presented has been calculated in accordance with SFAS No. 128. Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares.

     The following table illustrates the computation of basic and diluted earnings per share:

                                                                  December 31,
                                          -------------------------------------------------------------
                                                 2002                 2001                 2000
                                          -------------------  -------------------  -------------------

                                                      Per                  Per                  Per
                                                      Share                Share                Share
                                           Amount     Amount    Amount     Amount    Amount     Amount
                                          --------   --------  --------   --------  --------   --------
                                                 (Dollars in thousands, except per share data)
Net income ..............................  $21,321              $12,958              $10,701
Basic:
    Weighted average shares
      outstanding .......................   17,122    $ 1.25     16,172    $ 0.80     16,064    $ 0.67
                                                      ======               ======               ======

Diluted:
    Weighted average shares
      outstanding .......................   17,122               16,172               16,064
    Effect of dilutive securities --
      options ...........................      320                  326                  390
                                           -------              -------              -------

    Total ...............................   17,442    $ 1.22     16,498    $ 0.79     16,454    $ 0.65
                                           =======    ======    =======    ======    =======    ======

     There were no stock options exercisable at December 31, 2002, 2001 and 2000 that would have had an anti-dilutive effect on the above computation.

                PROSPERITY BANCSHARES, INC.(SM) AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

     New Accounting Standards -In June 2001, the Financial Accounting Standards Board ("FASB"), issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations. SFAS No. 141 establishes accounting and reporting standards for business combinations. This Statement eliminates the use of the pooling-of-interest method of accounting for business combinations, requiring future business combinations to be accounted for using the purchase method of accounting. Additionally, SFAS No. 141 enhances the disclosures related to business combinations, and requires that all intangible assets acquired in a business combination be reported separately from goodwill. These intangible assets must then be assigned to a specifically identified reporting unit and assigned a useful life. The provisions of this statement apply to all business combinations initiated after June 30, 2001. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (SFAS 142), Goodwill and Other Intangible Assets, which addresses the accounting for goodwill and other intangible assets. SFAS 142 specifies that, among other things, intangible assets with an indefinite useful life and goodwill will no longer be amortized. The standard requires goodwill to be periodically tested for impairment and written down to fair value if considered impaired. The provisions of SFAS 142 were effective for fiscal years beginning after December 15, 2001. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

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

     In May of 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No.4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002. This Statement rescinds SFAS No. 4 and 64, Reporting Gains and Losses from Extinguishment of Debt and Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements, respectively, and restricts the classification of early extinguishment of debt as an extraordinary item to the provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The Statement also rescinds SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, which is no longer necessary because the transition to the provisions of the Motor Carrier Act of 1980 is complete. The statement also amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Finally, the Statement makes various technical corrections to existing pronouncements which are not considered substantive. The provisions of this Statement are effective for fiscal years beginning after May 15, 2002. The adoption of this statement did not have a material impact on the Company's financial position or results of operations.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 provides guidance on the recognition and measurement of liabilities for cost associated with exit or disposal activities. SFAS no. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe that the implementation of this statement will have a material impact on the Company's financial position or results of operations.

     In October 2002, the FASB issued SFAS 147, Acquisitions of Certain Financial Institutions ("SFAS 147"). SFAS 147 provides guidance on the accounting for the acquisition of a financial institution, except transactions between two or more mutual enterprises. The implementation of this standard did not have a material impact on the Company's financial position or results of operations.

                PROSPERITY BANCSHARES, INC.(SM) AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

     In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation ("SFAS 148"). SFAS 148 provides guidance on the accounting for stock based compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted SFAS 148 as of December 31, 2002 and has elected to continue to account for its employee stock options using the intrinsic value-based method.

     Stock Split -- On May 31, 2002, the Company effected a two-for-one stock split in the form of a 100 percent stock dividend to shareholders of record on May 20, 2002. The Company issued approximately 8.1 million shares in connection with the split. All per share and share information has been restated to reflect this stock split.

2. ACQUISITIONS

     On November 1, 2002, the Company completed the acquisition of First National Bank of Bay City, Bay City, Texas (the "FNB Acquisition"), through the merger of FNB with and into Prosperity Bank. Under the terms of the Agreement and Plan of Reorganization dated as of August 15, 2002, as amended, the Company paid approximately $5.1 million in cash for all of the issued and outstanding common stock of FNB. FNB was privately held and operated one (1) location in Bay City, Texas, which was closed and consolidated with Prosperity Bank's Bay City Banking Center. As of November 1, 2002, FNB had total assets of $27.1 million, total loans of $8.2 million and total deposits of $23.8 million.

     In connection with the purchase, the Company paid a cash premium of $2.2 million of which $168,000 was identified as core deposit intangibles. This premium was recorded as goodwill and the core deposit intangibles are being amortized using an accelerated amortization method over an 8 year life.

     The acquisition was accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of the acquired branches were recorded at their fair values at the acquisition date.

     On October 1, 2002, the Company completed the acquisition of Southwest Bank Holding Company, Dallas, Texas (the "Southwest Acquisition"). Southwest's wholly owned subsidiary, Bank of the Southwest, Dallas, Texas, became a subsidiary of the Company. Under the terms of the Agreement and Plan of Merger dated as of July 14, 2002, the Company paid approximately $19.6 million in cash. Southwest was privately held and operated two (2) banking offices in Dallas, Texas. As of October 1, 2002, Southwest had total assets of $121.9 million, total loans of $58.7 million and total deposits of $108.9 million.

     In connection with the purchase, the Company paid a cash premium of $5.7 million of which $640,000 was identified as core deposit intangibles. This premium was recorded as goodwill and the core deposit intangibles are being amortized using an accelerated amortization method over an 8 year life.

     The acquisition was accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of the acquired branches were recorded at their fair values at the acquisition date.

     On September 1, 2002, the Company completed the acquisition of Paradigm Bancorporation, Inc. (the "Paradigm Acquisition") in a stock transaction. Under the terms of the Agreement and Plan of Reorganization dated as of May 2, 2002, Prosperity issued approximately 2.58 million shares of its common stock for all outstanding shares of Paradigm (giving effect to the two for one stock split). Paradigm operated a total of eleven (11) banking offices - six (6) in the greater metropolitan Houston area and five (5) in the nearby Southeast Texas cities of Dayton, Galveston, Mont Belvieu, and Winnie, three (3) of which were closed following completion of the transaction. As of September 1, 2002, Paradigm Bancorporation had total assets of $248.7 million, total loans of $175.7 million and total deposits of $218.3 million.

     In connection with the purchase, the Company paid a cash premium of $36.6 million of which $2.8 million was identified as core deposit intangibles. This premium was recorded as goodwill and the core deposit intangibles are being amortized using an accelerated amortization method over an 8 year life.

                PROSPERITY BANCSHARES, INC.(SM) AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

         The acquisition was accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of the acquired branches were recorded at their fair values at the acquisition date.

         On July 12, 2002, the Company completed the acquisition of The First State Bank, Needville, Texas (the "First State Acquisition") for approximately $3.7 million in cash. Prosperity Bank's existing Needville Banking Center has relocated into the former First State Bank location effective July 15, 2002. As of July 12, 2002, The First State Bank had total assets of $16.3 million, loans of $5.5 million and deposits of $14.1 million.

         In connection with the purchase, the Company paid a cash premium of $1.7 million of which $293,000 was identified as core deposit intangibles. This premium was recorded as goodwill and the core deposit intangibles are being amortized using an accelerated amortization method over an 8 year life.

         The acquisition was accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of the acquired branches were recorded at their fair values at the acquisition date.

         On May 8, 2002, the Company completed the acquisition of Texas Guaranty Bank, N.A. (the "Texas Guaranty Acquisition") for approximately $11.8 million in cash. Texas Guaranty Bank operated three (3) offices in Houston, Texas, all of which became full service banking centers of Prosperity Bank. As of May 8, 2002, Texas Guaranty Bank had total assets of $74.0 million, loans of $45.7 million and deposits of $61.8 million.

         In connection with the purchase, the Company paid a cash premium of $3.7 million of which $431,000 was identified as core deposit intangibles. This premium was recorded as goodwill and the core deposit intangibles are being amortized using an accelerated amortization method over an 8 year life.

         The acquisition was accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of the acquired branches were recorded at their fair values at the acquisition date.

         On February 23, 2001, the Company completed a merger with Commercial Bancshares, Inc., a Texas corporation ("Commercial"), whereby Commercial was merged with and into the Company (the "Commercial Merger"). The Company issued 2,768,610 shares of its Common Stock for all of the outstanding shares of Commercial. In connection with the Commercial Merger, Heritage Bank, Commercial's wholly owned subsidiary, was merged with and into the Bank. Heritage Bank had 12 full-service banking locations in the Houston metropolitan area and in three adjacent counties, including Houston-Bellaire, Cleveland, Cypress, Fairfield, Houston-Downtown, Houston-Medical Center, Houston-River Oaks, Houston-Tanglewood, Houston-Waugh Drive, Liberty, Magnolia and Wharton.

         In connection with this Commercial Merger, the Company incurred approximately $2.4 million in pretax merger-related expenses and other charges. The transaction was accounted for as a pooling of interests and therefore the historical financial data of the Company has been restated to include the accounts and operations of Commercial for all periods prior to the Effective Time of the Commercial Merger.

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

                PROSPERITY BANCSHARES, INC.(SM) AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

3.  GOODWILL

     In June 2001, the FASB issued SFAS no. 142, which no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment. The Company adopted the provisions of SFAS No. 142 and therefore discontinued the amortization of goodwill effective January 1, 2002. During fiscal 2002, the Company completed the initial transitional goodwill impairment test, which did not indicate any goodwill impairment and therefore did not have an effect on the Company's consolidated financial condition of results of operations.

     The following table presents a reconciliation of reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization, net of the related income tax effect:

                                                                    Fiscal 2002      Fiscal 2001      Fiscal 2000
                                                                    -----------      -----------      -----------
                                                                    (Dollars in thousands, except per share data)
Net income .....................................................      $21,321          $ 12,958         $ 10,701
Add:  Goodwill amortization, net of tax ........................           --             1,158            1,033
                                                                      -------          --------         --------
     Adjusted ..................................................      $21,321          $ 14,116         $ 11,734
                                                                      =======          ========         ========

Basic earnings per common share ................................      $  1.25          $   0.80         $   0.67
Add:  Goodwill amortization, net of tax ........................           --              0.07             0.06
                                                                      -------          --------         --------
     Adjusted ..................................................      $  1.25          $   0.87         $   0.73
                                                                      =======          ========         ========

Diluted earnings per common share ..............................      $  1.22          $   0.79         $   0.65
Add:  Goodwill amortization, net of tax ........................           --              0.07             0.06
                                                                      -------          --------         --------
        Adjusted ...............................................      $  1.22          $   0.86         $   0.71
                                                                      =======          ========         ========

        Changes in the carrying amount of the Company's goodwill for fiscal 2002 were as follows:

                                                                          Goodwill            Core Deposit Intangibles
                                                                      -----------------       ------------------------
       Balance as of December 31, 2001. ........................      $          22,641             $           --
       Less:
         Amortization ..........................................                     --                       (192)
       Add:
         Acquisition of Texas Guaranty Bank ....................                  3,254                        431
         Acquisition of First State Bank of Needville ..........                  1,448                        293
         Acquisition of Paradigm Bancorporation ................                 33,846                      2,781
         Acquisition of First National Bank of Bay City ........                  2,048                        168
         Acquisition of Southwest Bank Holding Company..........                  5,053                        640
                                                                      -----------------             --------------
                          Balance as of December 31, 2002 ......      $          68,290             $        4,121
                                                                      =================             ==============

4.  CASH AND DUE FROM BANKS

         The Bank is required by the Federal Reserve Bank to maintain average reserve balances. "Cash and due from banks" in the consolidated balance sheets includes amounts so restricted of $15.0 million and $12.1 million at December 31, 2002 and 2001, respectively.

                PROSPERITY BANCSHARES, INC.(SM) AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

5.  SECURITIES

         The amortized cost and fair value of debt securities are as follows:

                                                                                December 31, 2002
                                                    -------------------------------------------------------------------------
                                                                      Gross          Gross
                                                    Amortized       Unrealized     Unrealized        Fair           Carrying
                                                       Cost           Gains          Losses          Value            Value
                                                    ---------       ---------      ---------       ---------        ---------
                                                                             (Dollars in thousands)
Available for Sale
U.S. Treasury securities and
   obligations of U.S. government
   agencies. ...................................    $  18,511       $      65      $      --      $  18,576         $  18,576
70% non-taxable preferred stock ................       44,029              --            884         43,145            43,145
States and political subdivisions ..............       27,115           1,808             --         28,923            28,923
Collateralized mortgage obligations ............       18,616             596             14         19,198            19,198
Mortgage-backed securities. ....................      196,887           2,600            110        199,377           199,377
                                                    ---------       ---------      ---------      ---------         ---------

   Total .......................................    $ 305,158       $   5,069      $   1,008      $ 309,219         $ 309,219
                                                    =========       =========      =========      =========         =========

Held to Maturity
U.S. Treasury securities and
   obligations of U.S. government
   agencies. ...................................    $  78,587       $   3,131      $      --      $  81,718         $  78,587
Corporate debt securities ......................       25,338             942             87         26,193            25,338
States and political subdivisions ..............       31,879           1,241              6         33,114            31,879
Collateralized mortgage obligations ............      149,666           1,662             12        151,316           149,666
Mortgage-backed securities .....................      355,628          12,297              5        367,920           355,628
                                                    ---------       ---------      ---------      ---------         ---------

         Total .................................    $ 641,098       $  19,273      $     110      $ 660,261         $ 641,098
                                                     ========       =========      =========      =========         =========

                                                                                December 31, 2001
                                                    -------------------------------------------------------------------------
                                                                      Gross          Gross
                                                    Amortized       Unrealized     Unrealized        Fair           Carrying
                                                       Cost           Gains          Losses          Value            Value
                                                    ---------       ---------      ---------       ---------        ---------
                                                                             (Dollars in thousands)
Available for Sale
U.S. Treasury securities and
   obligations of U.S. government
   agencies. ...................................    $   2,248       $     201      $      --      $   2,449         $   2,449
70% non-taxable preferred stock ................       24,058             107             --         24,165            24,165
States and political subdivisions ..............       28,165             483             73         28,575            28,575
Collateralized mortgage obligations ............       17,356             314             22         17,648            17,648
Mortgage-backed securities. ....................      410,072           1,646          2,322        409,396           409,396
                                                    ---------       ---------      ---------      ---------         ---------

Total ..........................................    $ 481,899       $   2,751      $   2,417      $ 482,233         $ 482,233
                                                    =========       =========      =========      =========         =========
Held to Maturity
U.S. Treasury securities and
   obligations of U.S. government
   agencies. ...................................    $ 141,149       $   3,180      $     204      $ 144,125         $ 141,149
Corporate debt securities ......................       22,712             609            167         23,154            22,712
States and political subdivisions ..............       23,338             605             12         23,931            23,338
Collateralized mortgage obligations ............           22              --             --             22                22
Mortgage-backed securities. ....................       82,868             535            408         82,995            82,868
                                                    ---------       ---------      ---------      ---------         ---------

Total ..........................................    $ 270,089       $   4,929      $     791      $ 274,227         $ 270,089
                                                    =========       =========      =========      =========         =========

                PROSPERITY BANCSHARES, INC.(SM) AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

     The amortized cost and fair value of debt securities at December 31, 2002, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                             December 31, 2002
                                                    -------------------------------------------------------------------
                                                           Held to Maturity                      Available for Sale
                                                    ------------------------------          ---------------------------
                                                     Amortized              Fair            Amortized            Fair
                                                        Cost               Value               Cost             Value
                                                    ----------           ---------          ---------         ---------
                                                                             (Dollars in thousands)
Due in one year or less ........................     $  36,045           $  36,822           $  3,034         $   3,050
Due after one year through five
   years .......................................        71,528              75,136             15,060            15,141
Due after five years through ten
   years .......................................        27,731              28,556             31,437            30,644
Due after ten years ............................           500                 512             40,124            41,809
                                                     ---------           ---------           --------         ---------
Subtotal .......................................       135,804             141,026             89,655            90,644
Mortgage-backed securities and
   collateralized mortgage
   obligations .................................       505,294             519,235            215,503           218,575
                                                     ---------           ---------           --------         ---------

     Total .....................................     $ 641,098           $ 660,261           $305,158         $ 309,219
                                                     =========           =========           ========         =========

     Gross proceeds from the sale of held to maturity securities was approximately $17,400 and gross proceeds from the sale of available for sale securities was approximately $48,800 for the year ended December 31, 2002. There was one sale of a held to maturity security with gross proceeds of $1.0 million and no sales of available for sale securities during 2001. The sale of the held to maturity security during 2001 occurred due to a de-valuation of the security to a junk bond status. No material gains were recognized related to any sale.

     The Company does not own securities of any one issuer (other than the U.S. government and its agencies) for which aggregate adjusted cost exceeds 10% of the consolidated shareholders' equity at December 31, 2002 and December 31, 2001.

     Securities with amortized costs of $403.5 million and $350.9 million and a fair value of $416.8 million and $353.9 million at December 31, 2002 and 2001, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

                 PROSPERITY BANCSHARES, INC.(SM) AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

6.  LOANS

     The loan portfolio consists of various types of loans made principally to borrowers located in Southeast Texas and Dallas and is classified by major type as follows:

                                                          December 31,
                                                ------------------------------
                                                   2002                2001
                                                -----------        -----------
                                                     (Dollars in thousands)

Commercial and industrial ...................   $    93,797        $    46,986
Real estate:
   Construction and land
        development .........................        52,377             20,963
   1-4 family residential ...................       206,586            175,253
   Home equity ..............................        23,249             20,541
   Commercial mortgages .....................       183,970             78,446
   Farmland .................................        11,887             10,686
   Multi-family residential .................        15,502              9,694
Agriculture .................................        24,683             15,757
Other .......................................         3,020                953
Consumer ....................................        64,919             45,230
                                                -----------        -----------
Total .......................................       679,990            424,509
Less unearned discount ......................           431                109
                                                -----------        -----------

    Total ...................................   $   679,559        $   424,400
                                                ===========        ===========

     The contractual maturity ranges of the commercial and industrial and construction and land development portfolios and the amount of such loans with predetermined interest rates and floating rates in each maturity range are summarized in the following table:

                                                                         December 31, 2002
                                                  -----------------------------------------------------------
                                                                   After One
                                                   One Year         Through        After Five
                                                   or Less         Five Years         Years           Total
                                                  ---------        ----------      ----------        -------
                                                                       (Dollars in thousands)

Commercial and industrial ....................    $  44,597        $   35,896      $   13,304       $  93,797
Construction and land development ............       38,469            10,084           3,824          52,377
                                                  ---------        ----------      ----------       ---------
     Total ...................................    $  83,066        $   45,980      $   17,128       $ 146,174
                                                  =========        ==========      ==========       =========
Loans with a predetermined interest rate .....    $  17,895        $   23,370      $    6,020       $  47,285
Loans with a floating interest rate ..........       65,171            22,610          11,108          98,889
                                                  ---------        ----------      ----------       ---------
     Total ...................................    $  83,066        $   45,980      $   17,128       $ 146,174
                                                  =========        ==========      ==========       =========

                PROSPERITY BANCSHARES, INC.(SM) AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

     As of December 31, 2002 and 2001, loans outstanding to directors, officers and their affiliates totaled $9.8 million and $7.1 million, respectively. In the opinion of management, all transactions entered into between the Company and such related parties have been, and are, in the ordinary course of business, made on the same terms and conditions as similar transactions with unaffiliated persons.

     An analysis of activity with respect to these related-party loans is as follows:

                                                     Year Ended December 31,
                                                  -----------------------------
                                                    2002                2001
                                                  ---------           ---------
                                                     (Dollars in thousands)

Beginning balance ..........................      $   7,144           $   6,850
New loans and reclassified related loans ...          8,336               4,448
Repayments .................................         (5,676)             (4,154)
                                                  ---------           ---------

Ending balance .............................      $   9,804           $   7,144
                                                  =========           =========

7.  ALLOWANCE FOR CREDIT LOSSES

     An analysis of activity in the allowance for credit losses is as follows:

                                                                         Year Ended December 31,
                                                                      -------------------------------
                                                                       2002         2001        2000
                                                                      -------      -------    --------
                                                                           (Dollars in thousands)
Balance at beginning of year ......................................   $ 5,985      $ 5,523    $  5,031
          Balance acquired with the Texas Guaranty, First State,
          Paradigm, FNB, Southwest and Compass,
         Acquisitions, respectively ...............................     2,981           --          46
       Addition -- provision charged to
         operations ...............................................     1,010          700         275
       Net (charge-offs) and recoveries:
             Loans charged off ....................................      (767)        (429)       (217)
             Loan recoveries ......................................       371          191         388
                                                                      -------      -------    --------

Total net (charge-offs) recoveries ................................      (396)        (238)        171
                                                                      -------      -------    --------

Balance at end of year ............................................   $ 9,580      $ 5,985    $  5,523
                                                                      =======      =======    ========

8.  PREMISES AND EQUIPMENT

         Premises and equipment are summarized as follows:

                                                                                Year Ended
                                                                                December 31,
                                                                     ---------------------------------
                                                                       2002                    2001
                                                                     ---------               ---------
                                                                           (Dollars in thousands)
Land. .............................................................  $   6,953               $   3,161
Buildings .........................................................     19,966                  12,645
Furniture, fixtures and equipment .................................      9,595                   6,754
Construction in progress ..........................................        763                     912
                                                                     ---------               ---------
     Total ........................................................     37,277                  23,472
Less accumulated depreciation .....................................    (10,267)                 (8,395)
                                                                     ---------               ---------
     Premises and equipment, net ..................................  $  27,010               $  15,077
                                                                     =========               =========

                PROSPERITY BANCSHARES, INC.(SM) AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

9.  DEPOSITS

     Included in interest-bearing deposits are certificates of deposit in amounts of $100,000 or more. These certificates and their remaining maturities at December 31, 2002 were as follows:

                                                  December 31, 2002
                                                ----------------------
                                                (Dollars in thousands)
Three months or less .......................          $ 104,001
Greater than three through six months ......             52,754
Greater than six through twelve months .....             50,527
Thereafter .................................             40,708
                                                      ---------

     Total .................................          $ 247,990
                                                      =========

     Interest expense for certificates of deposit in excess of $100,000 was $6.9 million, $8.7 million and $6.0 million, for the years ended December 31, 2002, 2001 and 2000, respectively.

     The Company has no brokered deposits and there are no major concentrations of deposits.

10. OTHER BORROWINGS

     Note Payable -- During December 1997, Bancshares entered into an agreement with a bank to borrow up to $8.0 million under a reducing, revolving line of credit (the "Line"). The purpose of the Line is to provide funding for potential acquisitions in the future. The maximum amount available under the Line is reduced by $1.1 million each year beginning December 1998 with all amounts due and payable on December 31, 2004. The Line bears interest, payable quarterly, at the Federal Funds Rate plus 2.75%. The Line is collateralized by 100% of the issued and outstanding common shares of Holdings and the Bank. At December 31, 2002 and 2001, Bancshares had no outstanding borrowings under the Line.

     Other Borrowings - At December 31, 2002, the Company had $37.9 million in FHLB borrowings of which $12.6 million consisted of long-term FHLB notes payable and $25.3 million consisted of FHLB advances compared with $18.1 million in FHLB borrowings at December 31, 2001 of which $13.3 million consisted of long-term FHLB notes payable and $4.8 million consisted of FHLB advances. The highest outstanding balance of FHLB advances during 2002 was $31.4 million compared with $30.2 million during 2001. The maturity dates on the FHLB notes payable range from 2004 to 2018 and the interest rates range from 5.95% to 6.48%. FHLB advances consist of short-term, over-night borrowings. The advances under the FHLB line of credit are secured by a blanket pledge of the Bank's 1-4 family residential mortgages.

     The Company had no federal funds purchased at December 31, 2002 or 2001.

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

                PROSPERITY BANCSHARES, INC.(SM) AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

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

     The following is a summary of the various financial instruments entered into by the Company:

                                                              December 31,
                                                      --------------------------
                                                        2002              2001
                                                      ---------         --------
                                                        (Dollars in thousands)

        Commitments to extend credit ............     $  78,359         $ 46,789
        Standby letters of credit ...............         1,681            1,481

     At December 31, 2002, $21.0 million of commitments to extend credit have fixed rates ranging from 3.60% to 12.00%. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts disclosed above do not necessarily represent future cash requirements.

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

13. INCOME TAXES

     The components of the provision for federal income taxes are as follows:

                                                                         Year Ended December 31,
                                                            -----------------------------------------------
                                                              2002                2001                2000
                                                            --------            --------           --------
                                                                         (Dollars in thousands)
Current ..................................................  $  8,963            $  5,894           $  4,501
Deferred .................................................       592                (522)                31
                                                            --------            --------           --------

Total ....................................................  $  9,555            $  5,372           $  4,532
                                                            ========            ========           ========

                PROSPERITY BANCSHARES, INC.(SM) AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

         The provision for federal income taxes differs from the amount computed by applying the federal income tax statutory rate on income as follows:

                                                                                Year Ended December 31,
                                                                  -------------------------------------------------
                                                                     2002               2001                2000
                                                                  ---------           ---------          ----------
                                                                                (Dollars in thousands)
Taxes calculated at statutory rate .........................      $  10,807           $   6,415           $   5,179
Increase (decrease) resulting from:
        Tax-exempt interest ................................           (690)               (702)               (550)
        Qualified Zone Academy Bond credit .................           (373)               (373)               (379)
        Dividends received deduction .......................           (298)               (329)               (156)
        Amortization of goodwill ...........................             61                 262                 200
        Other, net .........................................             48                  99                 238
                                                                  ---------           ---------           ---------

Total ......................................................      $   9,555           $   5,372           $   4,532
                                                                  =========           =========           =========

         Deferred tax assets and liabilities are as follows:

                                                                           December 31,
                                                                  -----------------------------
                                                                     2002               2001
                                                                  ---------           ---------
                                                                     (Dollars in thousands)
Deferred tax assets:
        Allowance for credit losses ........................      $   1,088           $     994
        Nonaccrual loan interest ...........................            104                 104
        Accrued liability ..................................            318                 105
        Transfers from acquired banks.......................            579                  --
        Other ..............................................             56                  31
                                                                  ---------           ---------
Total deferred tax assets ..................................          2,145               1,234
                                                                  ---------           ---------
Deferred tax liabilities:
        Accretion on investments ...........................      $    (437)          $    (545)
        Bank premises and equipment ........................           (926)             (1,046)
        Unrealized gain on available for sale
           securities ......................................         (1,417)               (117)
        FHLB dividends .....................................           (125)               (125)
        Transfer from Heritage Bank ........................            (--)                (32)
                                                                  ---------           ---------
Total deferred tax liabilities .............................         (2,905)             (1,865)
                                                                  ---------           ---------

Net deferred tax liabilities ...............................      $    (760)          $    (631)
                                                                  =========           =========

                PROSPERITY BANCSHARES, INC.(SM) AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

14. STOCK INCENTIVE PROGRAM

     During 1995, the Company's Board of Directors approved a stock option plan (the "1995 Plan") for executive officers and key associates to purchase common stock of Bancshares. A total of 660,000 options have been granted under the 1995 plan as of December 31, 2002. Compensation expense was not recognized for the stock options granted under the 1995 Plan because the options had an exercise price approximating the fair value of Bancshares' common stock at the date of grant. The maximum number of shares reserved for issuance pursuant to options granted under the 1995 Plan is 680,000 (after two-for-one and four-for-one stock splits).

     During 1998, the Company's Board of Directors and shareholders approved a second stock option plan (the "1998 Plan") which authorizes the issuance of up to 920,000 (after two-for-one stock split) shares of the common stock of Bancshares under both "non-qualified" and "incentive" stock options to employees and "non-qualified" stock options to directors who are not employees. The 1998 Plan also provides for the granting of restricted stock awards, stock appreciation rights, phantom stock awards and performance awards on substantially similar terms. Compensation expense was not recognized for the stock options granted under the 1998 Plan because the options had an exercise price approximating the fair value of Bancshares common stock at the date of grant. Options to purchase 399,000 (after two-for-one stock split) shares of Bancshares common stock have been granted under the 1998 Plan.

     On February 23, 2001, the Company consummated its merger with Commercial. The options to purchase shares of Commercial common stock which were outstanding at the effective time of the merger were converted into options to purchase a total of 26,660 (after two-for-one stock split) shares of Bancshares common stock at exercise prices ranging from $0.725 to $5.16 per share. The converted options are governed by the original plans under which they were issued. During 2000, Commercial granted 8,680 options at an exercise price of $5.16 per share.

     On September 1, 2002, the Company acquired Paradigm Bancorporation. The options to purchase shares of Paradigm common stock outstanding at the effective time of the transaction were converted (at a rate of 1 to 1.08658) into options to purchase a total of 33,804 shares of Bancshares Common Stock at exercise prices ranging from $8.28 to $11.50 per share. The converted options are governed by the original plans under which they were issued.

                                                                        Year Ended December 31,
                                              -----------------------------------------------------------------------
                                                      2002                      2001                      2000
                                              ---------------------     --------------------     --------------------

                                                          Weighted-                Weighted-                Weighted-
                                               Number      Average      Number      Average      Number      Average
                                                 of       Exercise        of       Exercise        of       Exercise
                                              Options       Price       Options      Price       Options      Price
                                              -------     ---------     -------    ---------     -------   ----------
Options outstanding, beginning
  of period .............................     530,180       $  4.47     486,780      $  2.53     650,000       $ 2.40
Options granted .........................     287,804(1)      16.92     184,000(2)     10.01       8,680         5.16
Options forfeited .......................     (29,327)        15.55     (10,000)       10.01     (19,500)        1.89
Options exercised .......................    (104,504)         2.48    (130,600)        2.34    (152,400)        2.20
                                             --------                  --------                 --------

Options outstanding, end of period ......     684,153       $  8.65     530,180      $  4.47     486,780       $ 2.53
                                             ========       =======     =======      =======     =======       ======

---------------------------------------------

(1) Includes options to acquire 33,804 shares of Bancshares Common Stock assumed in connection with the Paradigm Acquisition.
(2) Includes options to acquire 26,660 shares of Bancshares Common Stock assumed in connection with the Commercial Merger.

     At December 31, 2002, there were 54,153 options exercisable under all plans. During 2002, 104,504 options were exercised. At December 31, 2001, there were 94,380 options exercisable under all plans and 130,600 options were exercised. At December 31, 2000, there were 144,200 options exercisable under all plans and 152,400 options were exercised.

     During 2002, the Company granted 254,000 options under the 1998 Plan. The options were granted at exercise prices ranging from $16.55 per share to $19.01 per share. Compensation expense was not recorded for the stock options because the exercise price approximated the fair value of common stock at the date of grant.

     On April 18, 2001, the Company granted 184,000 options under the 1998 Plan. The options were granted at an exercise price of $10.01 per share. Compensation expense was not recorded for the stock options because the exercise price approximated the fair value of common stock at the date of grant.

                PROSPERITY BANCSHARES, INC.(SM) AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

         The weighted-average fair value of the stock options on the grant dates ranged from $3.86 to $4.10 in 2002 and was $2.415 in 2001 respectively. The weighted-average remaining contractual life of options outstanding as of December 31, 2002 ranged from 9.91 years to 9.33 years for the options granted in 2002 and 8.33 years for the options granted in 2001, respectively. The fair value of each stock options was estimated using an option-pricing model with the following assumptions (1) for the options granted in 2002, risk-free interest rates ranging from 5.735% to 5.490%; dividend yields ranging from 1.18% to 1.33%; and expected lives of 4.5 years (2) for the options granted in 2001, risk-free interest rate of 5.383%; dividend yield of 1.95%; and an expected life of 4.5 years (3) for the options granted in 2000, risk free interest rates ranging from 4.575% to 5.313%; dividend yields ranging from 3.78% to 26.90%, and expected lives ranging from 1.3 years to 3.0 years.

         If compensation expense had been recorded based on the fair value at the grant date for awards consistent with SFAS No. 123, the Company's net income and earnings per share would have been as follows:

                                                                                 Year Ended December 31,
                                                                  -------------------------------------------------
                                                                     2002               2001                2000
                                                                  ---------           ---------          ----------
                                                                    (Dollars in thousands, except per share data)
Net Income as reported ......................................     $  21,321           $  12,958           $  10,701
Deduct:  Total stock based employee compensation
     expense determined under fair value based method
     for all awards, net of related tax effects .............          (180)                (51)                (10)
                                                                  ---------           ---------           ---------

Proforma net income .........................................     $  21,141           $  12,907           $  10,691
                                                                  =========           =========           =========

Earnings per share:
        Basic-as reported ...................................     $    1.25           $    0.80           $    0.67
                                                                  =========           =========           =========
        Basic-proforma ......................................     $    1.24           $    0.79           $    0.67
                                                                  =========           =========           =========

        Diluted-as reported .................................     $    1.22           $    0.79           $    0.65
                                                                  =========           =========           =========
        Diluted-proforma ....................................     $    1.21           $    0.78           $    0.65
                                                                  =========           =========           =========

15. PROFIT SHARING PLAN

         The Company has adopted a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code whereby the participants may contribute a percentage of their compensation as permitted under the Code. Matching contributions are made at the discretion of the Company. Presently, The Company matches 50% of an employee's contributions up to 15% of compensation, not to exceed the maximum allowable pursuant to the Internal Revenue Code and excluding catch-up contributions. Such matching contributions were approximately $439,000, $351,000 and $327,000, for the years ended December 31, 2002, 2001 and 2000, respectively.

                PROSPERITY BANCSHARES, INC.(SM) AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

16. COMMITMENTS AND CONTINGENCIES

Leases -- A summary of noncancelable future operating lease commitments as of December 31, 2002 follows (dollars in thousands):

               2003 ......................................     $   1,322
               2004 ......................................         1,063
               2005 ......................................           639
               2006 ......................................           561
               2007 ......................................           456
                                                               ---------
               Total .....................................     $   4,041
                                                               =========

     It is expected that in the normal course of business, expiring leases will be renewed or replaced by leases on other property or equipment.

     Rent expense under all noncancelable operating lease obligations aggregated approximately $1.3 million for the year ended December 31, 2002, $957,000 for the year ended December 31, 2001 and $834,000 for the year ended December 31, 2000.

     Litigation - The Company has been named as a defendant in various legal actions arising in the normal course of business. In the opinion of management, after reviewing such claims with outside counsel, resolution of such matters will not have a materially adverse impact on the consolidated financial statements.

17. REGULATORY MATTERS

     The Company and the Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Any institution that fails to meet its minimum capital requirements is subject to actions by regulators that could have a direct material effect on the Company's and the Banks' financial statements. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, the Banks must meet specific capital guidelines based on the Banks' assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and the Banks' capital amounts and the Banks' classification under the regulatory framework for prompt corrective action are also subject to qualitative judgements by the regulators about the components, risk weightings and other factors.

     To meet the capital adequacy requirements, the Company and the Banks must maintain minimum capital amounts and ratios as defined in the regulations. Management believes, as of December 31, 2002 that the Company and the Banks met all capital adequacy requirements to which they are subject. Management believes, as of December 31, 2001 that the Company and Prosperity Bank met all capital adequacy requirements to which they are subject.

     At December 31, 2002, the most recent notification from the FDIC categorized the Banks as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There have been no conditions or events since that notification which management believes have changed the Banks' category.

                PROSPERITY BANCSHARES, INC.(SM) AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

         The following is a summary of the Company's and the Banks' capital ratios at December 31, 2002 and 2001. Bank of the Southwest data is reflected for 2002 only (dollars in thousands):

                                                                                                             To Be Well
                                                                                                          Capitalized Under
                                                                                  For Capital             Prompt Corrective
                                                        Actual                 Adequacy Purposes          Action Provisions
                                                ---------------------      ------------------------    -----------------------

                                                 Amount       Ratio         Amount         Ratio       Amount        Ratio
                                                 ------       -----         ------         -----       ------        -----
CONSOLIDATED:
As of December 31, 2002:
     Total Capital
       (to Risk Weighted Assets) ..........     $122,265      15.30%        $63,914         8.0%         N/A          N/A
     Tier I Capital
       (to Risk Weighted Assets) ..........     $112,685      14.10%        $31,957         4.0%         N/A          N/A
     Tier I Capital
       (to Average Assets) ................     $112,685       6.56%        $51,553         3.0%         N/A          N/A
As of December 31, 2001:
     Total Capital
       (to Risk Weighted Assets) ..........     $ 98,852      19.52%        $40,509         8.0%         N/A          N/A
     Tier I Capital
       (to Risk Weighted Assets) ..........     $ 92,867      18.34%        $20,254         4.0%         N/A          N/A
     Tier I Capital
       (to Average Assets) ................     $ 92,867       7.57%        $36,781         3.0%         N/A          N/A

                                                                                                             To Be Well
                                                                                                          Capitalized Under
                                                                                  For Capital             Prompt Corrective
                                                        Actual                 Adequacy Purposes          Action Provisions
                                                 --------------------      ------------------------    -----------------------

                                                 Amount       Ratio         Amount         Ratio       Amount        Ratio
                                                 ------       -----         ------         -----       ------        -----
PROSPERITY BANK ONLY:
As of December 31, 2002:
     Total Capital
       (to Risk Weighted Assets) ..........     $110,587      14.91%        $59,337         8.0%      $74,171         10.0%
     Tier I Capital
       (to Risk Weighted Assets) ..........     $101,677      13.71%        $29,668         4.0%      $44,503          6.0%
     Tier I Capital
       (to Average Assets) ................     $101,677       6.26%        $48,730         3.0%      $81,217          5.0%
As of December 31, 2001:
     Total Capital
       (to Risk Weighted Assets) ..........     $ 85,584      16.90%        $40,502         8.0%      $50,628         10.0%
     Tier I Capital
       (to Risk Weighted Assets) ..........     $ 79,599      15.72%        $20,251         4.0%      $30,377          6.0%
     Tier I Capital
       (to Average Assets) ................     $ 79,599       6.50%        $36,751         3.0%      $61,251          5.0%

                PROSPERITY BANCSHARES, INC.(SM) AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

                                                                                                               To Be Well
                                                                                                            Capitalized Under
                                                                                   For Capital              Prompt Corrective
                                                          Actual               Adequacy Purposes            Action Provisions
                                                  --------------------    --------------------------      --------------------

                                                  Amount         Ratio         Amount          Ratio      Amount         Ratio
                                                  ------         -----         ------          -----      ------         -----
BANK OF THE SOUTHWEST ONLY:
As of December 31, 2002:
     Total Capital
       (to Risk Weighted Assets) ...........      $ 9,533       15.15%        $  5,035          8.0%     $ 6,294         10.0%
     Tier I Capital
       (to Risk Weighted Assets) ...........      $ 8,863       14.08%        $  2,518          4.0%     $ 3,777          6.0%
     Tier I Capital
       (to Average Assets) .................      $ 8,863        7.62%        $  3,488          3.0%     $ 5,814          5.0%

       Dividends paid by Bancshares and the Banks are subject to restrictions by certain regulatory agencies. There was an aggregate of $35.2 million and $27.6 million available for payment of dividends by Bancshares and by the Banks to Bancshares, respectively, at December 31, 2002 under these restrictions. Dividends paid by Bancshares during the years ended December 31, 2002 and 2001 were $3.9 million and $3.2 million, respectively. There were $18.4 million of dividends paid by the Banks to Bancshares during the year ended 2002 and $2.3 paid by the Banks to Bancshares during the year ended 2001.

18. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

         Company-Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trusts - The fair value of the Company-Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trusts was calculated using the quoted market price.

                 PROSPERITY BANCSHARES, INC.(SM) AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

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

         The estimated fair values of the Company's interest-earning financial instruments are as follows (dollars in thousands):

                                                                                         December 31,
                                                                -----------------------------------------------------------
                                                                           2002                              2001
                                                                --------------------------       --------------------------
                                                                 Carrying          Fair           Carrying          Fair
                                                                  Amount           Value           Amount           Value
                                                                -----------    -----------       -----------    -----------
Financial assets:
        Cash and due from banks .........................       $    66,806    $    66,806       $    41,005    $    41,005
        Federal funds sold ..............................            13,993         13,993               715            715
        Held to maturity securities .....................           641,098        660,261           270,089        274,227
        Available for sale securities ...................           309,219        309,219           482,233        482,233
        Loans ...........................................           679,559        698,496           424,400        434,441
        Less allowance for credit losses ................            (9,580)        (9,580)           (5,985)        (5,985)
                                                                -----------    -----------       -----------    -----------
Total ...................................................       $ 1,701,095    $ 1,739,195       $ 1,212,457    $ 1,226,636
                                                                ===========    ===========       ===========    ===========
Financial liabilities:
        Deposits ........................................       $ 1,586,611    $ 1,594,728       $ 1,123,397    $ 1,128,732
        Company-obligated mandatorily redeemable
          trust preferred securities of subsidiary
          trusts ........................................            33,000         33,900            27,000         28,741
        Federal Home Loan Bank Advances .................            25,300         25,300             4,775          4,775
        Federal Home Loan Bank notes payable ............            12,639         13,914            13,305         17,743
                                                                -----------    -----------       -----------    -----------
Total ...................................................       $ 1,657,550    $ 1,667,842       $ 1,168,477    $ 1,179,991
                                                                ===========    ===========       ===========    ===========

         The differences in fair value and carrying value of commitments to extend credit and standby letters of credit were not material at December 31, 2002 and 2001.

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

19. TRUST PREFERRED SECURITIES

         In July 2001, the Company formed Prosperity Statutory Trust II ("Trust II") and on July 31, 2001, Trust II issued 15,000 Floating Rate Capital Securities (the "Capital Securities") with an aggregate liquidation value of $15,000,000 to a third party. Concurrent with the issuance of the Capital Securities, Trust II issued trust common securities to the Company in the aggregate liquidation value of $464,000. The proceeds of the issuance of the Capital Securities and trust common securities were invested in the Company's Floating Rate Junior Subordinated Deferrable Interest Debentures (the "Floating Rate Debentures"). The Floating Rate Debentures will mature on July 31, 2031, which date may be shortened to a date not earlier than July 31, 2006, if certain conditions are met (including the Company having received prior approval of the Federal Reserve and any other required regulatory approvals). These Floating Rate Debentures, which are the only assets of Trust II, are subordinate and junior in right of payment to all present and future senior indebtedness (as defined in the Indenture dated July 31, 2001) of the Company. The Floating Rate Debentures accrue interest at a floating rate equal to 3-month LIBOR plus 3.58%, not to exceed 12.50%, payable quarterly. The quarterly interest rate on

                PROSPERITY BANCSHARES, INC.(SM) AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

the Debentures for the period from October 31, 2002 through December 31, 2002 was equal to 5.34%. The quarterly distributions on the Capital Securities will be paid at the same rate that interest is paid on the Floating Rate Debentures.

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

         In connection with the Paradigm acquisition, on September 1, 2002 the Company acquired Paradigm Capital Trust II ("Paradigm Trust"), which issued $6.0 million of floating rate preferred securities on February 20, 2001. The Company also assumed the obligations under the floating rate debentures held by Paradigm Trust. The floating rate debentures will mature on February 20, 2031, which date may be shortened to a date not earlier than February 20, 2006 if certain conditions are met. These debentures, which are the only assets of the trust, are subordinate and junior in right of payment to all present and future senior indebtedness (as defined in the Indenture) of Paradigm. The Company has fully and unconditionally guaranteed Paradigm Trust's obligations under the preferred securities.

         The Floating Rate Debentures held by Paradigm Trust accrue interest at a floating rate equal to 3-month LIBOR plus 4.5%, payable quarterly. The quarterly distributions on the preferred securities are paid at the same rate that interest is paid on the debentures. For the quarter ended December 31, 2002, the rate on the debentures was 6.33%.

         For financial reporting purposes, Trust I, Trust II and Paradigm Trust are treated as subsidiaries of the Company and consolidated in the corporate financial statements. The trust preferred securities are presented as a separate category of long-term debt on the balance sheet. Although the trust preferred securities are not included as a component of shareholders' equity on the balance sheet, for regulatory purposes, the trust preferred securities are treated as Tier 1 capital by the Federal Reserve. The treatment of the trust preferred securities as Tier 1 capital, in addition to the ability to deduct the expense of the debentures for federal income tax purposes, provided the Company with a cost-effective method of raising capital.

                PROSPERITY BANCSHARES, INC.(SM) AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

20.  PARENT COMPANY ONLY FINANCIAL STATEMENTS

                          PROSPERITY BANCSHARES, INC.
                             (Parent Company Only)
                                 BALANCE SHEETS

                                                                             December 31,
                                                                 ---------------------------------
                                                                    2002                    2001
                                                                 ---------               ---------
                                                                        (Dollars in thousands)
ASSETS
     Cash ..................................................     $   2,027               $  13,331
     Investment in subsidiaries ............................       181,615                  98,485
     Investment in Prosperity Capital Trust I ..............           380                     380
     Investment in Prosperity Statutory Trust II ...........           464                     464
     Investment in Paradigm Capital Trust II ...............           186                      --
     Goodwill, net .........................................         3,983                   3,983
     Other assets ..........................................           587                      83
                                                                 ---------               ---------
TOTAL ......................................................     $ 189,242               $ 116,726
                                                                 =========               =========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
     Accrued interest payable and other liabilities ........     $     473               $     157
     Junior subordinated debentures ........................        34,030                  27,844
                                                                 ---------               ---------
           Total liabilities ...............................        34,503                  28,001
                                                                 ---------               ---------

SHAREHOLDERS' EQUITY:
     Common stock ..........................................        18,903                  16,218
     Capital surplus .......................................        60,312                  16,865
     Retained earnings .....................................        72,917                  55,462
     Unrealized losses on available
       for sale securities, net of tax .....................         2,644                     217
     Less treasury stock, at cost (7,152 shares at
       December 31, 2002 and 2001, respectively) ...........           (37)                    (37)
                                                                 ---------               ---------
           Total shareholders' equity ......................       154,739                  88,725
                                                                 ---------               ---------

TOTAL ......................................................     $ 189,242               $ 116,726
                                                                 =========               =========

                PROSPERITY BANCSHARES, INC.(SM) AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

                           PROSPERITY BANCSHARES, INC.
                              (Parent Company Only)
                              STATEMENTS OF INCOME

                                                                      For the Years Ended December 31,
                                                          -----------------------------------------------------
                                                              2002                  2001               2000
                                                          -----------           -----------         -----------
                                                                         (Dollars in thousands)
OPERATING INCOME:
      Dividends from subsidiaries .................       $    13,100           $     2,272         $        --
      Other income ................................                --                    --                   2
                                                          -----------           -----------         -----------

           Total income ...........................            13,100                 2,272                   2
                                                          -----------           -----------         -----------

OPERATING EXPENSE:
      Amortization of goodwill ....................                --                   466                 466
      Minority expense trust preferred
        securities ................................             2,104                 1,580               1,151
      Other expenses ..............................               174                   158                  81
                                                          -----------           -----------         -----------

           Total operating expense ................             2,278                 2,204               1,698
                                                          -----------           -----------         -----------

INCOME BEFORE INCOME TAX BENEFIT AND
   EQUITY IN UNDISTRIBUTED EARNINGS OF
   SUBSIDIARIES ...................................            10,822                    68              (1,696)
FEDERAL INCOME TAX BENEFIT ........................               797                   716                 535
                                                          -----------           -----------         -----------

INCOME BEFORE EQUITY IN UNDISTRIBUTED
   EARNINGS OF SUBSIDIARIES .......................            11,619                   784              (1,161)
EQUITY IN UNDISTRIBUTED EARNINGS OF
   SUBSIDIARIES ...................................             9,702                12,174              11,862
                                                          -----------           -----------         -----------

NET INCOME ........................................       $    21,321           $    12,958         $    10,701
                                                          ===========           ===========         ===========

                PROSPERITY BANCSHARES, INC.(SM) AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

                           PROSPERITY BANCSHARES, INC.
                              (Parent Company Only)
                            STATEMENTS OF CASH FLOWS

                                                                                For the Years Ended December 31,
                                                                          --------------------------------------------
                                                                            2002              2001             2000
                                                                          ---------         --------         ---------
                                                                                   (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ......................................................      $  21,321         $ 12,958         $  10,701
   Adjustments to reconcile net income
     to net cash provided by operating activities:
     Equity in undistributed earnings
       of subsidiaries .............................................         (9,702)         (12,175)          (10,962)
     Amortization of goodwill ......................................             --              466               466
     Decrease (increase) in other assets ...........................            268              708              (190)
     (Decrease) increase in accrued interest
        payable and other liabilities ..............................            (43)             (61)             (142)
     Cash paid in lieu of fractional shares ........................             --               --               (15)
     Increase in other liabilities .................................             --               --                15
                                                                          ---------         --------         ---------

         Total adjustments .........................................         (9,477)         (11,062)          (10,828)
                                                                          ---------         --------         ---------

         Net cash flows provided by (used in)
              operating activities .................................         11,844            1,896              (127)
                                                                          ---------         --------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital contribution to subsidiary ..............................             --               --                --
                                                                          ---------         --------         ---------
         Net cash flows used in
              investing activities .................................             --               --                --
                                                                          ---------         --------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Issuance of common stock ........................................            260              306               335
   Trust preferred securities issuance cost ........................             --             (476)              (90)
   Payments of cash dividends ......................................         (3,866)          (3,161)           (2,755)
   Cash paid to dissenting shareholders ............................             (3)           (667)                --
   Cash paid for acquisitions ......................................        (24,789)              --                --
   Dividends received from subsidiaries ............................          5,250               --                --
   Proceeds from issuance of junior
        subordinated debentures ....................................             --           15,000                --
                                                                          ---------         --------         ---------
         Net cash flows (used in) provided by
              financing activities .................................       (23,148)           11,002            (2,510)
                                                                          ---------         --------         ---------

NET (DECREASE) INCREASE IN CASH
   AND CASH EQUIVALENTS ............................................        (11,304)          12,898            (2,637)
CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD .......................................................         13,331              433             3,070
                                                                          ---------         --------         ---------

CASH AND CASH EQUIVALENTS, END OF
   PERIOD ..........................................................      $   2,027         $ 13,331         $     433
                                                                          =========         ========         =========

                PROSPERITY BANCSHARES, INC.(SM) AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (Continued)

21. SUBSEQUENT EVENT (Unaudited)

         On February 3, 2003, the Company announced the signing of a definitive agreement pursuant to which Abram's Centre Bancshares, Dallas, Texas ("Abrams") will merge into the Company. Under the terms of the agreement, the Company will pay approximately $16.3 million in cash. Abrams operates two (2) banking offices in Dallas, Texas. As of December 31, 2002, Abrams Centre National Bank had total assets of $93.6 million, loans of $50.6 million, deposits of $69.0 million and shareholders' equity of $13.9 million. The transaction is expected to close in the second quarter of 2003. The Company will not complete the acquisition unless customary closing conditions are satisfied or waived, including receipt of the necessary regulatory approvals and consents from applicable regulatory agencies including the Federal Reserve Board, the Texas Banking Department and the Federal Deposit Insurance Corporation.

         On March 4, 2003, the Company entered into a definitive agreement with Dallas Bancshares Corporation, Dallas, Texas ("Dallas"). Pursuant to the agreement, Dallas Bancshares will merge into the Company and it's wholly owned subsidiary, BankDallas will merge into the bank. Under the terms of the agreement, the Company will pay approximately $7.0 million in cash. Dallas Bancshares is privately held and operates one (1) banking office in Dallas, Texas. As of December 31, 2002, BankDallas had total assets of $40.9 million, loans of $30.6 million, deposits of $36.5 million and shareholders' equity of $4.3 million. The transaction is expected to close in the second quarter of 2003. The Company will not complete the acquisition unless customary closing conditions are satisfied or waived, including receipt of the necessary regulatory and shareholder approvals and consents from applicable regulatory agencies including the Federal Reserve Board, the Texas Banking Department and the Federal Deposit Insurance Corporation.