Form 10-Q
period 2003-03-31
PROSPERITY BANCSHARES INC
filed 2003-05-14
CIK 1068851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission File Number: 000-25051

PROSPERITY BANCSHARES, INC.SM

(Exact name of registrant as specified in its charter)

TEXAS	74-2331986
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4295 San Felipe

Houston, Texas 77027

(Address of principal executive offices, including zip code)

(713) 693-9300

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☒    No  ☐

As of May 8, 2003, there were 18,944,027 shares of the registrant’s Common Stock, par value $1.00 per share, outstanding.

PROSPERITY BANCSHARES, INC.SM AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

PROSPERITY BANCSHARES, INC.SM AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31, 2002
	(unaudited)	(unaudited)
	(Dollars in thousands, except share data)
ASSETS
Cash and due from banks	$52,460	$66,806
Federal funds sold	3,138	13,993

Total cash and cash equivalents	55,598	80,799
Interest-bearing deposits in financial institutions	399	498
Available for sale securities, at fair value (amortized cost of $270,237 (unaudited) and $305,158, respectively)	274,488	309,219
Held to maturity securities, at cost (fair value of $800,296 (unaudited) and $660,261, respectively)	781,861	641,098
Loans	656,568	679,559
Less allowance for credit losses	(9,318)	(9,580)

Loans, net	647,250	669,979
Accrued interest receivable	9,235	10,348
Goodwill	67,989	68,290
Core Deposit intangibles, net of accumulated amortization of $386,000 and $192,000 respectively	4,236	4,120
Bank premises and equipment, net	27,469	27,010
Other real estate owned	527	219
Other assets	10,334	10,676

TOTAL	$1,879,386	$1,822,256

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$312,104	$327,699
Interest-bearing	1,322,161	1,258,912

Total deposits	1,634,265	1,586,611
Other borrowings	39,966	37,939
Accrued interest payable	2,254	2,550
Other liabilities	9,637	7,417

Total liabilities	1,686,122	1,634,517
COMPANY-OBLIGATED MANDATORILY REDEEMABLE TRUST PREFERREED SECURITIES OF SUBSIDIARY TRUSTS	33,000	33,000
SHAREHOLDERS’ EQUITY:
Common stock, $1 par value; 50,000,000 shares authorized; 18,950,635 (unaudited) and 18,903,028 shares issued at March 31, 2003 and December 31, 2002, respectively; 18,943,483 (unaudited) and 18,895,876 shares outstanding at March 31, 2003 and December 31, 2002, respectively	18,951	18,903
Capital surplus	60,464	60,312
Retained earnings	78,123	72,917
Accumulated other comprehensive income — net unrealized gains on available for sale securities, net of tax of $1,488 (unaudited) and $1,424, respectively	2,763	2,644
Less treasury stock, at cost, 7,152 shares at March 31, 2003 (unaudited) and December 31, 2002, respectively	(37)	(37)

Total shareholders’ equity	160,264	154,739

TOTAL	$1,879,386	$1,822,256

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC.SM AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended March 31,
	2003	2002
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$11,430	$7,756
Securities:
Taxable	9,864	9,816
Nontaxable	426	390
70% nontaxable preferred dividends	452	352
Federal funds sold	34	64
Deposits in financial institutions	6	2

Total interest income	22,212	18,380

INTEREST EXPENSE:
Deposits	5,826	6,149
Note payable and other borrowings	255	207

Total interest expense	6,081	6,356

NET INTEREST INCOME	16,131	12,024
PROVISION FOR CREDIT LOSSES	120	120

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	16,011	11,904

NONINTEREST INCOME:
Customer service fees	3,255	1,858
Other	566	303

Total noninterest income	3,821	2,161

NONINTEREST EXPENSE:
Salaries and employee benefits	5,407	3,909
Net occupancy expense	954	612
Depreciation expense	605	373
Data processing	615	457
Communications expense	618	400
Core deposit intangibles amortization	193	—
Minority interest trust preferred securities	569	498
Other	1,539	1,413

Total noninterest expense	10,500	7,662

INCOME BEFORE INCOME TAXES	9,332	6,403
PROVISION FOR INCOME TAXES	2,943	1,912

NET INCOME	$6,389	$4,491

EARNINGS PER SHARE
Basic	$0.34	$0.28

Diluted	$0.33	$0.27

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC.SM AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
	(Amounts in thousands, except share data)
BALANCE AT JANUARY 1, 2002	16,218,022	$16,218	$16,865	$55,462	$217	$(37)	$88,725
Net income				21,321			21,321
Net change in unrealized gain (loss) on available for sale securities					2,427		2,427

Total comprehensive income							23,748

Sale of common stock	104,504	105	155				260
Common stock issued in connection with Paradigm Acquisition	2,580,502	2,580	43,295				45,875
Cash paid in lieu of fractional shares in connection with the Paradigm Acquisition			(3)				(3)
Cash dividends declared, $0.22 per share				(3,866)			(3,866)

BALANCE AT DECEMBER 31, 2002	$18,903,028	$18,903	$60,312	$72,917	$2,644	$(37)	$154,739
Net income (unaudited)				6,389			6,389
Net change in unrealized gain on available for sale securities (unaudited)					119		119

Total comprehensive income (unaudited)							6,508

Sale of common stock (unaudited)	47,607	48	152				200
Cash dividends declared (unaudited)				(1,183)			(1,183)

BALANCE AT MARCH 31, 2003 (unaudited)	18,950,635	$18,951	$60,464	$78,123	$2,763	$(37)	$160,264

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC.SM AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2003	2002
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,389	$4,491
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	799	373
Provision for credit losses	120	120
Net amortization of discount/premium on investments	2,246	785
Loss on sale of other real estate	1	—
Gain on sale of premises and equipment	(6)	(31)
Decrease (increase) in other assets and accrued interest receivable	1,455	(298)
Increase in accrued interest payable and other liabilities	1,849	3,019

Total adjustments	6,464	3,968

Net cash provided by operating activities	12,853	8,459

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of held to maturity securities	86,445	26,035
Purchase of held to maturity securities	(232,875)	(92,401)
Proceeds from maturities and principal paydowns of available for sale securities	38,367	36,839
Purchase of available for sale securities	—	(15,849)
Net decrease (increase) in loans	22,072	3,484
Purchase of bank premises and equipment	(1,065)	(863)
Net decrease in interest-bearing deposits in financial institutions	99	—
Net proceeds acquired from sale of bank premises, equipment, and other real estate	205	202

Net cash used in investing activities	(86,752)	(42,553)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in noninterest-bearing deposits	(15,595)	(9,822)
Net increase in interest-bearing deposits	63,249	28,786
Net proceeds from lines of credit	2,027	1,062
Proceeds from sale of common stock	200	65
Payments of cash dividends	(1,183)	(893)

Net cash provided by financing activities	48,698	19,198

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(25,201)	$(14,896)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	80,799	41,720

CASH AND CASH EQUIVALENTS, END OF PERIOD	$55,598	$26,824

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC.SM AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

1. BASIS OF PRESENTATION

The interim consolidated financial statements include the accounts of Prosperity Bancshares, Inc.SM (the “Company”) and its wholly-owned subsidiaries, Prosperity Bank SM (the “Bank”) and Prosperity Holdings, Inc. On May 31, 2002, Prosperity completed a two-for-one stock split effected in the form of a 100 percent stock dividend. All prior period per share and share data have been restated to reflect this split. All significant inter-company transactions and balances have been eliminated.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

2. INCOME PER COMMON SHARE

The following table illustrates the computation of basic and diluted earnings per share.

	Three Months Ended March 31,
	2003	2002
Net income available to common shareholders	$6,389	$4,491
Weighted average common shares outstanding	18,916	16,222
Potential dilutive common shares	293	330

Weighted average common shares and equivalents outstanding	19,209	16,552

Basic earnings per common share	$0.34	$0.28

Diluted earnings per common share	$0.33	$0.27

3. RECENT DEVELOPMENTS

On May 6, 2003, the Company completed the acquisition of Abrams Centre Bancshares, Dallas, Texas (“Abrams”). Abrams wholly owned subsidiary, Abrams Centre National Bank, became a subsidiary of the Company. Under the terms of the Agreement and Plan of Merger, the Company paid approximately $16.3 million in cash. Abrams operated two (2) banking offices in Dallas, Texas. As of March 31, 2003, Abrams Centre National Bank had total assets of $96.5 million, loans of $31.7 million, deposits of $70.8 million and shareholders’ equity of $14.0 million.

On March 4, 2003, the Company entered into a definitive agreement with Dallas Bancshares Corporation, Dallas, Texas. Pursuant to the agreement, Dallas Bancshares will merge into the Company and its wholly owned subsidiary, BankDallas will merge into the Bank. Under the terms of the agreement, the Company will pay approximately $7.0 million in cash. Dallas Bancshares is privately held and operates one (1) banking office in Dallas, Texas. As of March 31, 2003, BankDallas had total assets of $42.0 million, loans of $28.3 million, deposits of $37.6 million and shareholders’ equity of $4.3 million. The transaction is expected to close in the second quarter of 2003. The Company will not complete the acquisition

PROSPERITY BANCSHARES, INC. SM AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

MARCH 31, 2003

(DOLLARS IN THOUSANDS)

(UNAUDITED)

unless customary closing conditions are satisfied or waived, including receipt of the necessary shareholder and regulatory approvals and consents from applicable regulatory agencies including the Federal Reserve Board, the Texas Banking Department and the Federal Deposit Insurance Corporation.

4. STOCK INCENTIVE PROGRAM

The Company has two stock-based employee compensation plans. Prior to 2003, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost was reflected in previously reported results, as all options granted under those plans had an exercise prices equal to the market value of the underlying common stock on the date of grant. In December 2002, the FASB issued Statement No. 148 (SFAS 148). Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment to FASB Statement 123. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. Effective January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, as provided by SFAS No. 148 for stock-based employee compensation.

If compensation expense had been recorded based on the fair value at the grant date for awards consistent with SFAS No. 123 for the quarter ended March 31, 2002, the Company’s net income and earnings per share would have been as follows:

Three Months Ended March 31, 2002
(Dollars in thousands, except per share data)
Net Income as reported	$4,491
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(—)

Proforma net income	$4,491

Earnings per share:
Basic-as reported	$0.28

Basic-proforma	$0.28

Diluted-as reported	$0.27

Diluted-proforma	$0.27

5. GOODWILL AMORTIZATION

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards SFAS No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121 and subsequently, SFAS No. 144 after its adoption.

The Company adopted the provisions of SFAS No. 142 as of January 1, 2002. Goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001 are no longer amortized.

PROSPERITY BANCSHARES, INC. SM AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

MARCH 31, 2003

(DOLLARS IN THOUSANDS)

(UNAUDITED)

Changes in the carrying amount of the Company’s goodwill for three months ended March 31, 2003 were as follows:

	Goodwill	Core Deposit Intangibles
Balance as of December 31, 2002	$68,290	$4,120
Less:
Amortization	—	(193)
Add:
Acquisition of Paradigm Bancorporation	(19)	—
Additional core deposit intangibles identified related to the acquisition of First National Bank of Bay City	(309)	309
Acquisition of Southwest Bank Holding Company	27	—

Balance as of March 31, 2003	$67,989	$4,236

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Cautionary Notice Regarding Forward-Looking Statements

Statements and financial discussion and analysis contained in this quarterly report on Form 10-Q that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on assumptions and involve a number of risks and uncertainties, many of which are beyond the Company’s control. Many possible events or factors could affect the future financial results and performance of the Company and could cause such results or performance to differ materially from those expressed in the forward-looking statements. These possible events or factors include, without limitation:

•	changes in interest rates and market prices, which could reduce the Company’s net interest margins, asset valuations and expense expectations;

•	changes in the levels of loan prepayments and the resulting effects on the value of the Company’s loan portfolio;

•	changes in local economic and business conditions which adversely affect the Company’s customers and their ability to transact profitable business with the company, including the ability of the Company’s borrowers to repay their loans according to their terms or a change in the value of the related collateral;

•	increased competition for deposits and loans adversely affecting rates and terms;

•	the timing, impact and other uncertainties of future acquisitions, including the Company’s ability to identify suitable future acquisition candidates, the success or failure in the integration of their operations, and the ability to enter new markets successfully and capitalize on growth opportunities;

•	increased credit risk in the Company’s assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of the total loan portfolio;

•	the failure of assumptions underlying the establishment of and provisions made to the allowance for credit losses;

•	changes in the availability of funds resulting in increased costs or reduced liquidity;

•	increased asset levels and changes in the composition of assets and the resulting impact on the Company’s capital levels and regulatory capital ratios;

•	the Company’s ability to acquire, operate and maintain cost effective and efficient systems without incurring unexpectedly difficult or expensive but necessary technological changes;

•	the loss of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensation levels;

•	changes in statutes and government regulations or their interpretations applicable to financial holding companies and the Company’s present and future banking and other subsidiaries, including changes in tax requirements and tax rates;

•	acts of terrorism, an outbreak of hostilities or other international or domestic calamities, weather or other acts of God and other matters beyond the Company’s control; and

•	other risks and uncertainties listed from time to time in the Company’s reports and documents filed with the Securities and Exchange Commission.

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

RECENT DEVELOPMENTS

On May 6, 2003, the Company completed the acquisition of Abrams Centre Bancshares, Dallas, Texas (“Abrams”). Abrams wholly owned subsidiary, Abrams Centre National Bank, became a subsidiary of the Company. Under the terms of the Agreement and Plan of Merger, the Company paid approximately $16.3 million in cash. Abrams operated two (2) banking offices in Dallas, Texas. As of March 31, 2003, Abrams Centre National Bank had total assets of $96.5 million, loans of $31.7 million, deposits of $70.8 million and shareholders’ equity of $14.0 million.

On March 4, 2003, the Company entered into a definitive agreement with Dallas Bancshares Corporation, Dallas, Texas. Pursuant to the agreement, Dallas Bancshares will merge into the Company and its wholly owned subsidiary, BankDallas will merge into the Bank. Under the terms of the agreement, the Company will pay approximately $7.0 million in cash. Dallas Bancshares is privately held and operates one (1) banking office in Dallas, Texas. As of March 31, 2003, BankDallas had total assets of $42.0 million, loans of $28.3 million, deposits of $37.6 million and shareholders’ equity of $4.3 million. The transaction is expected to close in the second quarter of 2003. The Company will not complete the acquisition unless customary closing conditions are satisfied or waived, including receipt of the necessary shareholder and regulatory approvals and consents from applicable regulatory agencies including the Federal Reserve Board, the Texas Banking Department and the Federal Deposit Insurance Corporation.

OVERVIEW

Prosperity Bancshares, Inc.SM (the “Company”) was formed in 1983 as a vehicle to acquire the former Allied Bank in Edna, Texas which was chartered in 1949. The Company is a registered financial holding company that derives substantially all of its revenues and income from the operation of its bank subsidiary, Prosperity BankSM (“Prosperity Bank” or the “Bank”). The Bank provides a broad line of financial products and services to small and medium-sized businesses and consumers. The Bank operates forty (40) full-service banking locations in the Greater Houston CMSA and fifteen contiguous counties situated south and southwest of Houston and extending into South Texas and two (2) full service banking locations in Dallas, Texas. The Greater Houston CMSA includes Brazoria, Chambers, Fort Bend, Galveston, Harris, Liberty, and Montgomery counties.

Total assets were $1.88 billion at March 31, 2003 compared with $1.82 billion at December 31, 2002. Total loans decreased to $656.6 million at March 31, 2003 from $679.6 million at December 31, 2002, a decrease of $23.0 million, or

3.4%. Total deposits were $1.63 billion at March 31, 2003 compared with $1.59 billion at December 31, 2002, an increase of $47.7 million, or 3.0%. Shareholders’ equity increased $5.5 million or 3.6%, to $160.3 million at March 31, 2003 compared with $154.7 million at December 31, 2002.

RESULTS OF OPERATIONS AS REPORTED

Net income available to common shareholders was $6.4 million ($0.33 per common share on a diluted basis) for the quarter ended March 31, 2003 compared with $4.5 million ($0.27 per common share on a diluted basis) for the quarter ended March 31, 2002, an increase of $1.9 million, or 42.3%. The Company posted returns on average common equity of 16.19% and 19.36%, returns on average assets of 1.40% and 1.40% and efficiency ratios of 51.24% and 52.34% for the quarters ended March 31, 2003 and 2002, respectively.

Net Interest Income

Net interest income was $16.1 million for the quarter ended March 31, 2003 compared with $12.0 million for the quarter ended March 31, 2002, an increase of $4.1 million, or 34.2%. Net interest income increased as a result of an increase in average interest-earning assets to $1.67 billion for the quarter ended March 31, 2003 from $1.20 billion for the quarter ended March 31, 2002, an increase of $460.6 million, or 38.1%. The net interest margin on a tax equivalent basis decreased to 4.00% from 4.15% for the same periods, principally due to a 77 basis point decrease in the rate paid on interest-bearing liabilities from 2.61% for the quarter ended March 31, 2002 to 1.84% for the quarter ended March 31, 2003 and a $349.0 million increase in total interest-bearing liabilities for the same periods, partially offset by a 77 basis point decrease in the yield on earning assets from 6.09% for the quarter ended March 31, 2002 to 5.32% for the quarter ended March 31, 2003 and a $460.6 million increase in total interest-earning assets for the same periods.

The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.”

The following table sets forth, for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the quarters ended March 31, 2003 and 2002. The table also sets forth the average rate paid on total interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Except as indicated in the footnotes, no tax-equivalent adjustments were made and all average balances are daily average balances. Any nonaccruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended March 31,
	2003			2002
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (4)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (4)
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$666,870	$11,430	6.86%	$417,098	$7,756	7.44%
Securities(1)	989,803	10,742	4.34	774,623	10,558	5.45
Federal funds sold and other temporary investments	11,916	40	1.34	16,290	66	1.62

Total interest-earning assets	1,668,589	22,212	5.32%	1,208,011	18,380	6.09%

Less allowance for credit losses	(9,567)			(6,043)

Total interest-earning assets, net of allowance	1,659,022			1,201,968
Noninterest-earning assets	170,687			78,359

Total assets	$1,829,709			$1,280,327

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$335,352	$1,001	1.19%	$239,166	$793	1.33%
Savings and money market accounts	376,989	947	1.00	277,795	1,249	1.80
Certificates of deposit	578,775	3,878	2.68	442,152	4,107	3.72
Federal funds purchased and other borrowings	30,913	255	3.30	13,933	207	5.94

Total interest-bearing liabilities	1,322,029	6,081	1.84%	973,046	6,356	2.61%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	305,852			180,491
Company obligated mandatorily redeemable trust preferred securities of subsidiary trusts	33,000			27,000
Other liabilities	10,970			7,023

Total liabilities	1,671,851			1,187,560

Shareholders’ equity	157,858			92,767

Total liabilities and shareholders’ equity	$1,829,709			$1,280,327

Net interest rate spread			3.48%			3.47%
Net interest income and margin (2)		$16,131	3.87%		$12,024	3.98%

Net interest income and margin (tax-equivalent basis) (3)		$16,696	4.00%		$12,531	4.15%

(1)	Yield is based on amortized cost and does not include any component of unrealized gains or losses.

(2)	The net interest margin is equal to net interest income divided by average interest-earning assets.

(3)	In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35%.

(4)	Annualized.

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

	Three Months Ended March 31,
	2003 vs. 2002
	Increase (Decrease) Due to		Total
	Volume	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$4,645	$(971)	$3,674
Securities	2,933	(2,749)	184
Federal funds sold and other temporary investments	(18)	(8)	(26)

Total increase (decrease) in interest income	7,560	(3,728)	3,832

Interest-bearing liabilities:
Interest-bearing demand deposits	319	(111)	208
Savings and money market accounts	446	(748)	(302)
Certificates of deposit	1,269	(1,498)	(229)
Federal funds purchased and other borrowings	252	(204)	48

Total increase (decrease) in interest expense	2,286	(2,561)	(275)

Increase in net interest income	$5,274	$(1,167)	$4,107

Provision for Credit Losses

Management actively monitors the Company’s asset quality and provides specific loss provisions when necessary. Provisions for credit losses are charged to income to bring the total allowance for credit losses to a level deemed appropriate by management of the Company based on such factors as historical credit loss experience, industry diversification of the commercial loan portfolio, the amount of nonperforming loans and related collateral, the volume growth and composition of the loan portfolio, current economic conditions that may affect the borrower’s ability to pay and the value of collateral, the evaluation of the loan portfolio through the internal loan review function and other relevant factors.

Loans are charged-off against the allowance for credit losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the provision for credit losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations.

The Company made a $120,000 provision for credit losses for the quarter ended March 31, 2003 and for the quarter ended March 31, 2002. For the quarter ended March 31, 2003, net charge-offs were $383,000 compared with net recoveries of $21,000 for the quarter ended March 31, 2002.

Noninterest Income

The Company’s primary sources of noninterest income are service charges on deposit accounts and other banking service related fees. Noninterest income totaled $3.8 million for the three months ended March 31, 2003 compared with $2.2 million for the same period in 2002, an increase of $1.7 million, or 76.8%.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended March 31,
	2003	2002
	(Dollars in thousands)
Service charges on deposit accounts	$3,255	$1,858
Other noninterest income	566	303

Total noninterest income	$3,821	$2,161

Noninterest Expense

Noninterest expense totaled $10.5 million for the quarter ended March 31, 2003 compared with $7.7 million for the quarter ended March 31, 2002, an increase of $2.8 million, or 37.0%. This increase is principally due to increases in salaries and employee benefits and increases in core deposit intangibles amortization. The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended March 31,
	2003	2002
	(Dollars in thousands)
Salaries and employee benefits	$5,407	$3,909
Non-staff expenses:
Net occupancy and equipment expense	954	612
Depreciation	605	373
Data processing	615	457
Communications expense	618	400
Professional fees	182	120
Regulatory assessments and FDIC insurance	105	73
Ad valorem and franchise taxes	192	121
Core deposit intangibles amortization	193	—
Minority interest expense-trust preferred securities	569	498
Other	1,060	1,099

Total non-staff expenses	5,093	3,753

Total noninterest expense	$10,500	$7,662

Salaries and employee benefit expenses were $5.4 million for the quarter ended March 31, 2003 compared with $3.9 million for the quarter ended March 31, 2002, an increase of $1.5 million, or 38.3%. The change was principally due to additional staff associated with the Texas Guaranty, First State, Paradigm and Southwest Acquisitions.

Non-staff expenses increased $1.3 million, or 35.7%, to $5.1 million for the quarter ended March 31, 2003 compared with the same period in 2002. The increase was principally due to additional expenses associated with the Texas Guaranty, First State, Paradigm and Southwest Acquisitions.

Income Taxes

Income tax expense increased $1.0 million to $2.9 million for the quarter ended March 31, 2003 from $1.9 million for the same period in 2002. The increase was primarily attributable to higher pretax net earnings for the quarter ended March 31, 2003 when compared to the same period in 2002.

FINANCIAL CONDITION

Loan Portfolio

Total loans were $656.6 million at March 31, 2003, a decrease of $23.0 million, or 3.4% from $679.6 million at December 31, 2002. Period end loans comprised 39.4% of average earning assets at March 31, 2003 compared with 49.8% at December 31, 2002.

The following table summarizes the loan portfolio of the Company by type of loan as of March 31, 2003 and December 31, 2002:

	March 31, 2003		December 31, 2002
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$90,122	13.7%	$93,797	13.8%
Real estate:
Construction and land development	42,356	6.5	52,377	7.7
1-4 family residential	204,845	31.2	206,586	30.4
Home equity	26,022	4.0	23,249	3.4
Commercial mortgages	182,049	27.7	183,970	27.1
Farmland	12,391	1.9	11,887	1.7
Multifamily residential	14,790	2.3	15,502	2.3
Agriculture	23,421	3.5	24,683	3.6
Other	2,817	0.4	3,020	0.4
Consumer	57,755	8.8	64,488	9.6

Total loans	$656,568	100.0%	$679,559	100.0%

Nonperforming Assets

The Company had $3.5 million in nonperforming assets at March 31, 2003 and $2.6 million in nonperforming assets at December 31, 2002.

The Company generally places a loan on nonaccrual status and ceases accruing interest when the payment of principal or interest is delinquent for 90 days, or earlier in some cases, unless the loan is in the process of collection and the underlying collateral fully supports the carrying value of the loan. The Company generally charges off all loans before attaining nonaccrual status.

The following table presents information regarding nonperforming assets as of the dates indicated.

	March 31, 2003	December 31, 2002
	(Dollars in thousands)
Nonaccrual loans	$2,630	$1,125
Restructured loans	—	—
Other non-performing loans	—	1,100
Accruing loans 90 or more days past due	247	120

Total nonperforming loans	2,877	2,345
Repossessed assets	55	46
Other real estate	527	219

Total nonperforming assets	$3,459	$2,610

Non-performing assets to total loans and other real estate	0.53%	0.38%

Allowance for Credit Losses

Management actively monitors the Company’s asset quality and provides specific loss allowances when necessary. Loans are charged-off against the allowance for credit losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. As of March 31, 2003, the allowance for credit losses amounted to $9.3 million, or 1.42% of total loans compared with $9.6 million, or 1.41% of total loans at December 31, 2002.

Set forth below is an analysis of the allowance for credit losses for the three months ended March 31, 2003 and the year ended December 31, 2002:

	Three Months Ended March 31, 2003	Year Ended December 31, 2002
	(Dollars in thousands)
Average loans outstanding	$666,870	$524,885

Gross loans outstanding at end of period	$656,568	$679,559

Allowance for credit losses at beginning of period	$9,580	$5,985
Balance acquired with the Texas Guaranty, First State, Paradigm, FNB and Southwest Acquisitions, respectively	—	2,981
Provision for credit losses	120	1,010
Charge-offs:
Commercial and industrial	(329)	(356)
Real estate and agriculture	(84)	(231)
Consumer	(177)	(180)
Recoveries:
Commercial and industrial	86	111
Real estate and agriculture	90	175
Consumer	32	85

Net charge-offs	(382)	(396)

Allowance for credit losses at end of period	$9,318	$9,580

Ratio of allowance to end of period loans	1.42%	1.41%
Ratio of charge-offs to average loans	0.06%	0.08%
Ratio of nonperforming loans to end of period loans	269.4%	408.5%

Securities

Securities totaled $1.06 billion at March 31, 2003 compared with $950.3 million at December 31 2002, an increase of $106.0 million, or 11.2%. The increase was principally due to increased growth in deposits and a decrease in total loans. At March 31, 2003, securities represented 56.2% of total assets compared with 52.2% of total assets at December 31, 2002.

Premises and Equipment

Premises and equipment, net of accumulated depreciation, totaled $27.5 million and $27.0 million at March 31, 2003 and December 31, 2002, respectively.

Deposits

Total deposits were $1.63 billion at March 31, 2003 compared with $1.59 billion at December 31, 2002, an increase of $47.7 million or 3.0%. At March 31, 2003, non-interest bearing deposits accounted for approximately 19.1% of total deposits compared with 20.7% of total deposits at December 31, 2002. Interest-bearing demand deposits totaled $1.32 billion, or 80.9%, of total deposits at March 31, 2003 compared with $1.26 billion, or 79.3%, of total deposits at December 31, 2002.

Other Borrowings

Deposits are the primary source of funds for the Company’s lending and investment activities. Occasionally, the Company obtains additional funds from the Federal Home Loan Bank (“FHLB”) and correspondent banks. At March 31, 2003, the Company had $40.0 million in FHLB borrowings, of which $12.5 million consisted of FHLB notes payable and $27.5 million consisted of FHLB advances. The FHLB advances are secured by a blanket lien on the Bank’s first mortgage loans against one-to-four family residential properties. The maturity dates on the FHLB notes payable range from the years 2004 to 2018 and have interest rates ranging from 5.95% to 6.48%. At December 31, 2002, the Company had $37.9 million in FHLB borrowings of which $12.6 million consisted of FHLB notes payable and $25.3 million consisted of FHLB advances.

At March 31, 2003 and December 31, 2002, the Company had no outstanding borrowings under a revolving line of credit extended by a commercial bank.

Trust Preferred Securities

At March 31, 2003 and December 31, 2002, the Company’s subsidiary trusts had outstanding $33.0 in million trust preferred securities.

Liquidity

Effective management of balance sheet liquidity is necessary to fund growth in earning assets and to pay liability maturities, depository customers’ withdrawal requirements and shareholders’ dividends. The Company has numerous sources of liquidity including a significant portfolio of shorter-term assets, marketable investment securities (excluding those presently classified as “held-to-maturity”), increases in customers’ deposits, and access to borrowing arrangements. Available borrowing arrangements maintained by the Company include federal funds lines with other commercial banks and an advancement arrangement with the FHLB.

Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of March 31, 2003, the Company had cash and cash equivalents of $55.6 million, down from $80.8 million at December 31, 2002.

The Company’s future cash payments associated with its contractual obligations pursuant to its long-term debt and operating leases as of March 31, 2003 are summarized below:

	Payments due in:
	Remaining Fiscal 2003	Fiscal 2004-2005	Fiscal 2006-2007	Thereafter	Total
	(Dollars in thousands)
Company-obligated manditorily redeemable trust preferred securities of subsidiary trusts	$—	$—	$—	$33,000	$33,000
Long-term debt	532	2,118	2,459	7,357	12,466
Operating leases	987	1,702	1,017	933	4,639

Total	$1,519	$3,820	$3,476	$41,290	$50,105

Off Balance Sheet Items

The Company’s commitments associated with outstanding letters of credit and commitments to extend credit as of March 31, 2003 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Remaining Fiscal 2003	Fiscal 2004-2005	Fiscal 2006-2007	Thereafter	Total
	(Dollars in thousands)
Standby letters of credit	$1,572	$596	$20	$6	$2,194
Commitments to extend credit	53,192	18,877	923	9,244	82,236

Total	$54,764	$19,473	$943	$9,250	$84,430

Capital Resources

Total shareholders’ equity was $160.3 million at March 31, 2003 compared with $154.7 million at December 31, 2002, an increase of $5.5 million, or 3.6%. The increase was due primarily to net earnings of $6.4 million partially offset by dividends paid of $1.2 million for the three months ended March 31, 2003.

Both the Board of Governors of the Federal Reserve System, with respect to the Company, and the Federal Deposit Insurance Corporation (“FDIC”), with respect to the Bank, have established certain minimum risk-based capital standards that apply to bank holding companies and federally insured banks. As of March 31, 2003, the Company’s Tier 1 risk-based capital, total risk-based capital and leverage capital ratios were 14.93%, 16.10% and 6.73%, respectively. As of March 31, 2003, the Bank’s risk-based capital ratios were above the levels required for the Bank to be designated as “well capitalized” by the FDIC, with Tier-1 risk-based capital, total risk-based capital and leverage capital ratios of 14.84%, 16.02% and 6.69%, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company manages market risk, which for the Company is primarily interest rate risk, through its Asset Liability Committee which is composed of senior officers of the Company, in accordance with policies approved by the Company’s Board of Directors.

The Company uses simulation analysis to examine the potential effects of market changes on net interest income and market value. It considers macroeconomic variables, Company strategy, liquidity and other factors as it quantifies market risk. See Form 10-K, Item 7 “Management’s Discussion and Analysis and Results of Operations-Interest Rate Sensitivity and Liquidity” which was filed on March 7, 2003 for further discussion.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of it’s management, including it’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of it’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported to the Company’s management within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in internal controls. Subsequent to the date of their evaluation, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures, and there were no corrective actions with regard to significant deficiencies and material weaknesses based on such evaluation.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

a.	Not applicable
b.	Not applicable
c.	Not applicable
d.	Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits:

Exhibit Number		Description

99.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b. Reports on Form 8-K

(i)	The Company filed a Current Report on Form 8-K under Item 5 of Form 8-K on March 5, 2003 to announce that is had entered into an Agreement and Plan of Merger to acquire Dallas Bancshares Corporation and its subsidiary bank, BankDallas, SSB, located in Dallas, Texas.

(ii)	The Company filed a Current Report on Form 8-K under Item 5 of Form 8-K on February 3, 2003 to announce it had entered into a Stock Purchase Agreement to acquire Abrams Centre National Bank located in Dallas, Texas.

(iii)	The Company filed a Current Report on Form 8-K under Item 5 of Form 8-K on January 16, 2003 to announce the release of the Company’s earnings for the fourth quarter 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPERITY BANCSHARES, INC. SM (Registrant)

Date:	05/14/03	/s/ DAVID ZALMAN
David Zalman Chief Executive Officer/President

Date:	05/14/03	/s/ DAVID HOLLAWAY
David Hollaway Chief Financial Officer

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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ DAVID ZALMAN
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

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003

/s/ DAVID HOLLAWAY
David Hollaway Chief Financial Officer