Form 10-Q
period 2003-06-30
PROSPERITY BANCSHARES INC
filed 2003-08-14
CIK 1068851

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                             TO

COMMISSION FILE NUMBER: 000-25051

PROSPERITY BANCSHARES, INC.SM

(Exact name of registrant as specified in its charter)

TEXAS	74-2331986
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Prosperity Bank Plaza

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

Yes  ☒     No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒     No  ☐

As of August 1, 2003, there were 18,972,201 shares of the registrant’s Common Stock, par value $1.00 per share, outstanding.

PROSPERITY BANCSHARES, INC.SM AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

PROSPERITY BANCSHARES, INC.SM AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2003	December 31, 2002
	(unaudited)
	(Dollars in thousands, except share data)
ASSETS
Cash and due from banks	$66,606	$66,806
Federal funds sold	5,016	13,993

Total cash and cash equivalents	71,622	80,799
Interest-bearing deposits in financial institutions	410	498
Available for sale securities, at fair value (amortized cost of $267,583 (unaudited) and $305,158, respectively)	273,229	309,219
Held to maturity securities, at cost (fair value of $832,720 (unaudited) and $660,261, respectively)	815,278	641,098
Loans	699,525	679,559
Less allowance for credit losses	(9,228)	(9,580)

Loans, net	690,297	669,979
Accrued interest receivable	9,958	10,348
Goodwill	77,530	68,290
Core Deposit Intangibles (net of accumulated amortization of $576,000 and $192,000, respectively)	4,479	4,120
Bank premises and equipment, net	29,228	27,010
Other real estate owned	1,007	219
Other assets	10,239	10,676

TOTAL ASSETS	$1,983,277	$1,822,256

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$362,193	$327,699
Interest-bearing	1,384,355	1,258,912

Total deposits	1,746,548	1,586,611
Other borrowings	28,992	37,939
Accrued interest payable	2,338	2,550
Other liabilities	5,809	7,417

Total liabilities	1,783,687	1,634,517
COMPANY-OBLIGATED MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES OF SUBSIDIARY TRUSTS	33,000	33,000
SHAREHOLDERS’ EQUITY:
Common stock, $1.00 par value; 50,000,000 shares authorized; 18,979,353 (unaudited) and 18,903,028, shares issued at June 30, 2003 and December 31, 2002, respectively; 18,972,201 (unaudited) and 18,895,876 shares outstanding at June 30, 2003 and December 31, 2002, respectively	18,979	18,903
Capital surplus	60,545	60,312
Retained earnings	83,433	72,917
Accumulated other comprehensive income — net unrealized gain on available for sale securities, net of tax of $1,976 (unaudited) and $1,424 respectively	3,670	2,644
Less treasury stock, at cost, 7,152 shares at June 30, 2003 (unaudited) and December 31, 2002	(37)	(37)

Total shareholders’ equity	166,590	154,739

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,983,277	$1,822,256

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC.SM AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$11,524	$8,361	$22,955	$16,117
Securities:
Taxable	9,809	10,073	19,673	19,887
Nontaxable	407	378	833	768
70% nontaxable preferred dividends	423	264	875	616
Deposits in financial institutions	46	2	80	6
Federal funds sold	5	28	11	92

Total interest income	22,214	19,106	44,427	37,486

INTEREST EXPENSE:
Deposits	5,789	6,040	11,615	12,189
Note payable and federal funds sold	286	243	541	450

Total interest expense	6,075	6,283	12,156	12,639

NET INTEREST INCOME	16,139	12,823	32,271	24,847
PROVISION FOR CREDIT LOSSES	120	120	240	240

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	16,019	12,703	32,031	24,607

NONINTEREST INCOME:
Customer service fees	3,370	2,001	6,625	3,859
Other	618	325	1,184	628

Total noninterest income	3,988	2,326	7,809	4,487

NONINTEREST EXPENSE:
Salaries and employee benefits	5,277	3,405	10,684	7,314
Net occupancy expense	989	516	1,943	995
Depreciation expense	615	398	1,221	771
Data processing	660	506	1,275	963
Core deposit intangible amortization	190	4	383	4
Minority interest trust preferred securities	561	496	1,130	994
Other	2,194	2,800	4,351	4,746

Total noninterest expense	10,486	8,125	20,987	15,787

INCOME BEFORE INCOME TAXES	9,521	6,904	18,853	13,307
PROVISION FOR INCOME TAXES	3,024	2,109	5,967	4,021

NET INCOME	$6,497	$4,795	$12,886	$9,286

EARNINGS PER SHARE
Basic	$0.34	$0.30	$0.68	$0.57

Diluted	$0.34	$0.29	$0.67	$0.56

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC.SM AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
	(Amounts in thousands, except share data)
BALANCE AT JANUARY 1, 2002	16,218,022	$16,218	$16,865	$55,462	$217	$(37)	$88,725
Net income				21,321			21,321
Net change in unrealized gain on available for sale securities					2,427		2,427

Total comprehensive income							23,748

Common Stock issued in connection with the exercise of stock options	104,504	105	155				260
Common Stock issued in connection with Paradigm Acquisition	2,580,502	2,580	43,295				45,875
Cash paid in lieu of fractional shares in connection with the Paradigm Acquisition			(3)				(3)
Cash dividends declared, $0.22 per share				(3,866)			(3,866)

BALANCE AT DECEMBER 31, 2002	18,903,028	$18,903	$60,312	$72,917	$2,644	$(37)	$154,739
Net income (unaudited)				12,886			12,886
Net change in unrealized gain on available for sale securities (unaudited)					1,026		1,026

Total comprehensive income (unaudited)							13,912

Stock option compensation			13				13
Common Stock issued in connection with the exercise of stock options (unaudited)	76,325	76	220				296
Cash dividends declared, $0.11 per share (unaudited)				(2,370)			(2,370)

BALANCE AT JUNE 30, 2003 (unaudited)	18,979,353	$18,979	$60,545	$83,433	$3,670	$(37)	$166,590

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC.SM AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2003	2002
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,886	$9,286
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,604	775
Provision for credit losses	240	240
(Gain) loss on sale of premises and equipment	(19)	6
Gain on sale of other real estate	(28)	(67)
Net amortization of premium/discount on investments	4,904	1,601
Decrease (increase) in accrued interest receivable and other assets	1,993	(3,252)
(Decrease) increase in accrued interest payable and other liabilities	(3,360)	1,747

Total adjustments	5,334	1,050

Net cash provided by operating activities	18,220	10,336

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of held to maturity securities	208,382	64,157
Purchase of held to maturity securities	(380,706)	(105,313)
Proceeds from maturities and principal paydowns of available for sale securities	70,428	52,227
Purchase of available for sale securities	(11,949)	(31,912)
Net decrease (increase) in loans	33,754	(9,086)
Purchase of bank premises and equipment	(2,808)	(1,009)
Proceeds from sale of bank premises and equipment and other real estate acquired by foreclosure	229	861
Net decrease in interest-bearing deposits in financial institutions	88	—
Premium paid for the purchase of Dallas Bancshares	(2,982)	—
Net liabilities acquired in the purchase of Dallas Bancshares (net of cash of $10,517)	6,269	—
Premium paid for the purchase of Abrams Centre National Bancshares	(6,992)	—
Net liabilities acquired in the purchase of Abrams Centre National Bancshares (net of cash of $38,458)	28,203	—
Premium paid for the purchase of Texas Guaranty Bank N.A.	—	(3,318)
Net liabilities acquired in the purchase of Texas Guaranty Bank, N.A. (net of cash of $12,723)	—	3,815

Net cash used in investing activities	(58,084)	(29,578)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits	74,291	(2,960)
Net (decrease) increase in interest-bearing deposits	(15,246)	29,662
Repayments of line of credit	(26,284)	(5,103)
Payments of cash dividends	(2,370)	(1,789)
Sale of common stock issued in connection with the exercise of stock options	296	147

Net cash provided by financing activities	30,687	19,957

NET (DECREASE) INCREASE OF CASH AND CASH EQUIVALENTS	$(9,177)	$715
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	80,799	41,720

CASH AND CASH EQUIVALENTS, END OF PERIOD	$71,622	$42,435

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC.SM AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

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

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Operating results for the six month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

2. INCOME PER COMMON SHARE

The following table illustrates the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income available to common shareholders	$6,497	$4,795	$12,886	$9,286
Weighted average common shares outstanding	18,953	16,245	18,935	16,236
Potential dilutive common shares	265	329	284	331

Weighted average common shares and equivalents outstanding	19,218	16,574	19,219	16,567

Basic earnings per common share	$0.34	$0.30	$0.68	$0.57

Diluted earnings per common share	$0.34	$0.29	$0.67	$0.56

3. NEW ACCOUNTING STANDARDS

Financial Accounting Standards Board Interpretation (FIN) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – an interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34.” FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Implementation of the remaining provisions of FIN 45 on January 1, 2003 did not have a significant impact on the Company’s financial statements.

PROSPERITY BANCSHARES, INC.SM AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2003

(DOLLARS IN THOUSANDS)

(UNAUDITED)

FIN No. 46 “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulleting No. 51.”    FIN 46 establishes accounting guidance for consolidation of variable interest entities (VIE) that function to support the activities of the primary beneficiary. The primary beneficiary of a VIE is the entity that absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with a VIE. Prior to the implementation of FIN 46, VIE’s were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. The provisions of FIN 46 were effective immediately for all arrangements entered into after January 31, 2003, and are otherwise effective at the beginning of the first interim period beginning after June 15, 2003.

The Company adopted FIN 46 on July 1, 2003. In its current form, FIN 46 may require the Company to de-consolidate its investments in Prosperity Capital Trust I, Prosperity Statutory Trust II and Paradigm Capital Trust I in future financial statements. The potential de-consolidation of subsidiary trusts of bank holding companies formed in connection with the issuance of trust preferred securities appears to be an unintended consequence of FIN 46. It is currently unknown if, or when, the Financial Accounting Standards Board will address this issue. In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier I capital for regulatory capital purposes. As of June 30, 2003, assuming the Company was not allowed to include the $33.0 million in trust preferred securities issued by Prosperity Capital Trust I, Prosperity Statutory Trust II and Paradigm Capital Trust I, the Company would still exceed the regulatory required minimums for capital adequacy purposes. If the trust preferred securities were no longer allowed to be included in Tier I capital, the Company would also be permitted to redeem the capital securities without penalty.

SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”    SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” The amendments (i) reflect decisions of the Derivatives Implementation Group (DIG); (ii) reflect decisions made by the Financial Accounting Standards Board in conjunction with other projects dealing with financial instruments; and (iii) address implementation issues related to the application of the definition of a derivative. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003, with all provisions applied prospectively. Adoption of SFAS 149 on July 1, 2003 did not have a significant impact on the Company’s financial statements.

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”    SFAS 150 establishes standards for how an issuer classifies, measures and discloses in its financial statements certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify financial instruments that are within its scope as liabilities, in most circumstances Such financial instruments include (i) financial instruments that are issued in the form of shares that are mandatorily redeemable; (ii) financial instruments that embody an obligation to repurchase the issuer’s equity shares, or are indexed to such an obligation that the issuer may settle by issuing a variable number of its equity shares if, at inception, the monetary value of the obligation is predominantly based on a fixed amount, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares; and (iv) certain freestanding financial instruments. SFAS 150 is effective for contracts entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. Adoption of SFAS 150 on July 1, 2003 did not have a significant impact on the Company’s financial statements.

PROSPERITY BANCSHARES, INC.SM AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2003

(DOLLARS IN THOUSANDS)

(UNAUDITED)

4. RECENT DEVELOPMENTS

On July 21, 2003, the Company entered into a definitive agreement with MainBancorp, Inc, Dallas, Texas. Pursuant to the agreement, MainBancorp will merge into the Company and its wholly owned subsidiary, mainbank, n.a. will merge into the Bank. Under the terms of the agreement, the Company will pay approximately $9.5 million in cash and issue 1.5 million shares of its common stock, subject to adjustment, for all outstanding shares of MainBancorp. MainBancorp is privately held and operates four (4) banking offices in Dallas, Texas. As of June 30, 2003, mainbank, n.a. had total assets of $195.7 million, loans of $103.1 million, deposits of $172.1 million and shareholders’ equity of $22.7 million. The transaction is expected to close in the fourth quarter of 2003. The Company will not complete the acquisition unless customary closing conditions are satisfied or waived, including receipt of the necessary shareholder and regulatory approvals and consents from applicable regulatory agencies including the Federal Reserve Board, the Texas Department of Banking and the Federal Deposit Insurance Corporation.

On June 1, 2003, the Company completed the acquisition of Dallas Bancshares, Dallas, Texas (“Dallas Bancshares”). In connection with the acquisition, Dallas Bancshares’ wholly owned subsidiary, BankDallas, was merged with and into the Bank. Under the terms of the Agreement and Plan of Merger, the Company paid approximately $7.0 million in cash. Dallas Bancshares operated one (1) banking office in Dallas, Texas. As of March 31, 2003, BankDallas had total assets of $42.0 million, loans of 28.3 million, deposits of $37.6 million and shareholders’ equity of $4.3 million.

On May 6, 2003, the Company completed the acquisition of Abrams Centre Bancshares, Dallas, Texas (“Abrams”). In connection with the acquisition, Abrams’ wholly owned subsidiary, Abrams Centre National Bank, was merged with and into the Bank. Under the terms of the Stock Purchase Agreement, the Company paid approximately $16.3 million in cash. Abrams operated two (2) banking offices in Dallas, Texas. As of March 31, 2003, Abrams Centre National Bank had total assets of $96.5 million, loans of $31.7 million, deposits of $70.8 million and shareholders’ equity of $14.0 million.

5. STOCK INCENTIVE PROGRAM

The Company has two stock-based employee compensation plans. Prior to 2003, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost was reflected in previously reported results, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In December 2002, the FASB issued Statement No. 148 (SFAS 148). Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment to FASB Statement 123. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. Effective January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, as provided by SFAS No. 148 for stock-based employee compensation.

PROSPERITY BANCSHARES, INC.SM AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2003

(DOLLARS IN THOUSANDS)

(UNAUDITED)

If compensation expense had been recorded based on the fair value at the grant date for awards consistent with SFAS No. 123 for the quarter and six months ended June 30, 2002, the Company’s net income and earnings per share would have been as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2002	2002
	(Dollars in thousands, except per share data)
Net Income as reported	$4,795	$9,286
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(66)	(66)

Proforma net income	$4,729	$9,220

Earnings per share:
Basic-as reported	$0.30	$0.57

Basic-proforma	$0.29	$0.57

Diluted-as reported	$0.29	$0.56

Diluted-proforma	$0.29	$0.56

6. GOODWILL AMORTIZATION

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

PROSPERITY BANCSHARES, INC.SM AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2003

(DOLLARS IN THOUSANDS)

(UNAUDITED)

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles for the six months ended June 30, 2003 were as follows:

		Core Deposit
	Goodwill	Intangibles
Balance as of December 31, 2002	$68,290	$4,120
Less:
Amortization	—	(383)
Add:
Acquisition of Paradigm Bancorporation	(19)	—
Additional core deposit intangibles identified related to the acquisition of First National Bank of Bay City	(309)	309
Acquisition of Southwest Bank Holding Company	27	—
Acquisition of Abrams Centre Bancshares	6,559	433
Acquisition of Dallas Bancshares	2,982	—

Balance as of June 30, 2003	$77,530	$4,479

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

RECENT DEVELOPMENTS

On July 21, 2003, the Company entered into a definitive agreement with MainBancorp, Inc, Dallas, Texas. Pursuant to the agreement, MainBancorp will merge into the Company and its wholly owned subsidiary, mainbank, n.a. will merge into the Bank. Under the terms of the agreement, the Company will pay approximately $9.5 million in cash and issue 1.5 million shares of its common stock, subject to adjustment, for all outstanding shares of MainBancorp. MainBancorp is privately held and operates four (4) banking offices in Dallas, Texas. As of June 30, 2003, mainbank, n.a. had total assets of $195.7 million, loans of $103.1 million, deposits of $172.1 million and shareholders’ equity of $22.7 million. The transaction is expected to close in the fourth quarter of 2003. The Company will not complete the acquisition unless customary closing conditions are satisfied or waived, including receipt of the necessary shareholder and regulatory approvals and consents from applicable regulatory agencies including the Federal Reserve Board, the Texas Department of Banking and the Federal Deposit Insurance Corporation.

On June 1, 2003, the Company completed the acquisition of Dallas Bancshares, Dallas, Texas (“Dallas Bancshares”). In connection with the acquisition, Dallas Bancshares’ wholly owned subsidiary, BankDallas, was merged with and into the Bank. Under the terms of the Agreement and Plan of Merger, the Company paid approximately $7.0 million in cash. Dallas Bancshares operated one (1) banking office in Dallas, Texas. As of March 31, 2003, BankDallas had total assets of $42.0 million, loans of 28.3 million, deposits of $37.6 million and shareholders’ equity of $4.3 million.

On May 6, 2003, the Company completed the acquisition of Abrams Centre Bancshares, Dallas, Texas (“Abrams”). In connection with the acquisition, Abrams’ wholly owned subsidiary, Abrams Centre National Bank, was merged with and into the Bank. Under the terms of the Stock Purchase Agreement, the Company paid approximately $16.3 million in cash. Abrams operated two (2) banking offices in Dallas, Texas. As of March 31, 2003, Abrams Centre National Bank had total assets of $96.5 million, loans of $31.7 million, deposits of $70.8 million and shareholders’ equity of $14.0 million.

OVERVIEW

Prosperity Bancshares, Inc.SM (the “Company”) was formed in 1983 as a vehicle to acquire the former Allied Bank in Edna, Texas which was chartered in 1949. The Company is a registered financial holding company that derives substantially all of its revenues and income from the operation of its bank subsidiary, Prosperity BankSM (“Prosperity Bank” or the “Bank”). The Bank provides a broad line of financial products and services to small and medium-sized businesses and consumers. The Bank operates forty-five (45) full-service banking locations, with forty (40) in the Greater Houston CMSA and fifteen contiguous counties situated south and southwest of Houston and extending into South Texas and five (5) in Dallas, Texas. The Greater Houston CMSA includes Brazoria, Chambers, Fort Bend, Galveston, Harris, Liberty, and Montgomery counties.

Total assets were $1.98 billion at June 30, 2003 compared with $1.82 billion at December 31, 2002. Total loans increased to $699.5 million at June 30, 2003 from $679.6 million at December 31, 2002, an increase of $20.0 million, or 2.9%. Loans from the Abrams acquisition totaled $27.8 million and loans from the Dallas Bancshares acquisition totaled $26.9 million. Total deposits were $1.75 billion at June 30, 2003 compared with $1.59 billion at December 31, 2002, a increase of $159.9 million, or 10.1%. Shareholders’ equity increased $11.9 million or 7.7%, to $166.6 million at June 30, 2003 compared with $154.7 million at December 31, 2002.

RESULTS OF OPERATIONS

Net income available to common shareholders was $6.5 million ($0.34 per common share on a diluted basis) for the quarter ended June 30, 2003 compared with $4.8 million ($0.29 per common share on a diluted basis) for the quarter ended June 30, 2002, an increase of $1.7 million, or 35.5%. The Company posted returns on average common equity of 15.88% and 20.16%, returns on average assets of 1.34% and 1.43% and efficiency ratios of 50.73% and 52.06% for the quarters ended June 30, 2003 and 2002, respectively.

For the six months ended June 30, 2003, net income available to common shareholders was $12.9 million ($0.67 per common share on a diluted basis) compared with $9.3 million ($0.56 per common share on a diluted basis) for the same period in 2002, an increase of $3.6 million or 38.8%. The Company posted returns on average common equity of 16.03% and 19.77%, returns on average assets of 1.37% and 1.42% and efficiency ratios of 50.98% and 52.20% for the six months ended June 30, 2003 and 2002, respectively.

Net Interest Income

Net interest income was $16.1 million for the quarter ended June 30, 2003 compared with $12.8 million for the quarter ended June 30, 2002, an increase of $3.3 million, or 25.9%. Net interest income increased primarily as a result of an increase in average interest-earning assets to $1.77 billion for the quarter ended June 30, 2003 from $1.26 billion for the quarter ended June 30, 2002, an increase of $505.5 million, or 40.0%. The net interest margin on a tax-equivalent basis decreased to 3.77% from 4.21% for the same periods principally due to a 103 basis point decrease in the yield on earning assets from 6.05% for the quarter ended June 30, 2002 to 5.02% for the quarter ended June 30, 2003, partially offset by a 71 basis point decrease in the rate paid on interest-bearing liabilities from 2.46% for the quarter ended June 30, 2002 to 1.75% for the quarter ended June 30, 2003.

Net interest income increased $7.4 million, or 29.9%, to $32.3 million for the six months ended June 30, 2003 from $24.9 million for the same period in 2002. This increase is mainly attributable to higher average interest-earning assets. The net interest margin on a tax-equivalent basis decreased to 3.88% from 4.17% for the same periods principally due to a 91 basis point decrease in the yield on earning assets from 6.07% for the six months ended June 30, 2002 to 5.16% for the six months ended June 30, 2003 partially offset by a 74 basis point decrease in the rate paid on interest-bearing liabilities from 2.53% for the six months ended June 30, 2002 to 1.79% for the six months ended June 30, 2003.

The following tables set forth, for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the quarter ended June 30, 2003 and 2002 and for the six months ended June 30, 2003 and 2002, respectively. The tables also set forth the net interest margin on average total interest-earning assets for the same periods. Except as indicated in the footnotes, no tax-equivalent adjustments were made and all average balances are daily average balances. Any nonaccruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended June 30,
	2003			2002
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate(4)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate(4)
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$679,976	$11,524	6.78%	$456,520	$8,361	7.33%
Securities(1)	1,070,663	10,639	3.97	799,286	10,715	5.36
Federal funds sold and other temporary investments	18,229	51	1.12	7,575	30	1.37

Total interest-earning assets	1,768,868	22,214	5.02%	1,263,381	19,106	6.05%

Less allowance for credit losses	(9,338)			(6,498)

Total interest-earning assets, net of allowance	1,759,530			1,256,883
Noninterest-earning assets	174,210			85,386

Total assets	$1,933,740			$1,342,269

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$353,286	$1,075	1.22%	$238,509	$792	1.33%
Savings and money market accounts	390,676	891	0.91	286,168	1,249	1.75
Certificates of deposit	603,275	3,823	2.53	476,364	3,999	3.36
Federal funds purchased and other borrowings	42,759	286	2.68	20,676	243	4.70

Total interest-bearing liabilities	1,389,996	6,075	1.75%	1,021,717	6,283	2.46%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	336,700			190,008
Company-obligated mandatorily redeemable trust preferred securities of subsidiary trusts	33,000			27,000
Other liabilities	10,406			8,408

Total liabilities	1,770,102			1,247,133

Shareholders’ equity	163,638			95,136

Total liabilities and shareholders’ equity	$1,933,740			$1,342,269

Net interest rate spread			3.28%			3.59%
Net interest income and margin(2)		$16,139	3.65%		$12,823	4.06%

Net interest income and margin (tax-equivalent basis)(3)		$16,662	3.77%		$13,287	4.21%

(1)	Yield is based on amortized cost and does not include any component of unrealized gains or losses.
(2)	The net interest margin is equal to net interest income divided by average interest-earning assets.
(3)	In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35%.
(4)	Annualized.

	Six Months Ended June 30,
	2003			2002
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate(4)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate(4)
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$675,365	$22,955	6.80%	$436,918	$16,117	7.38%
Securities(1)	1,030,442	21,381	4.15	787,022	21,271	5.41
Federal funds sold and other temporary investments	15,075	91	1.21	11,908	98	1.55

Total interest-earning assets	1,720,882	44,427	5.16%	1,235,848	37,486	6.07%

Less allowance for credit losses	(9,454)			(6,272)

Total interest-earning assets, net of allowance	1,711,428			1,229,576
Noninterest-earning assets	171,051			82,312

Total assets	$1,882,479			$1,311,888

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$344,401	$2,076	1.21%	$238,836	$1,585	1.33%
Savings and money market accounts	383,972	1,838	0.96	282,005	2,498	1.77
Certificates of deposit	591,196	7,701	2.61	459,352	8,106	3.53
Federal funds purchased and other borrowings	36,942	541	2.93	17,323	450	5.20

Total interest-bearing liabilities	1,356,511	12,156	1.79%	997,516	12,639	2.53%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	321,534			185,701
Company-obligated mandatorily redeemable trust preferred securities of subsidiary trusts	33,000			27,000
Other liabilities	10,686			7,719

Total liabilities	1,721,731			1,217,936

Shareholders’ equity	160,748			93,952

Total liabilities and shareholders’ equity	$1,882,479			$1,311,888

Net interest rate spread			3.37%			3.53%
Net interest income and margin(2)		$32,271	3.75%		$24,847	4.02%

Net interest income and margin (tax-equivalent basis)(3)		$33,359	3.88%		$25,791	4.17%

(1)	Yield is based on amortized cost and does not include any component of unrealized gains or losses.
(2)	The net interest margin is equal to net interest income divided by average interest-earning assets.
(3)	In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35%.
(4)	Annualized.

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

	Three Months Ended June 30,
	2003 vs. 2002
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$4,093	$(930)	$3,163
Securities	3,638	(3,714)	(76)
Federal funds sold and other temporary investments	42	(21)	21

Total increase (decrease) in interest income	7,773	(4,665)	3,108

Interest-bearing liabilities:
Interest-bearing demand deposits	381	(98)	283
Savings and money market accounts	456	(814)	(358)
Certificates of deposit	1,065	(1,241)	(176)
Federal funds purchased and other borrowings	260	(217)	43

Total increase (decrease) in interest expense	2,162	(2,370)	(208)

Increase in net interest income	$5,611	$(2,295)	$3,316

	Six Months Ended June 30,
	2003 vs. 2002
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$8,796	$(1,958)	$6,838
Securities	6,579	(6,469)	110
Federal funds sold and other temporary investments	26	(33)	(7)

Total increase (decrease) in interest income	15,401	(8,460)	6,941

Interest-bearing liabilities:
Interest-bearing demand deposits	701	(210)	491
Savings and money market accounts	903	(1,563)	(660)
Certificates of deposit	2,327	(2,732)	(405)
Federal funds purchased and other borrowings	510	(419)	91

Total increase (decrease) in interest expense	4,441	(4,924)	(483)

Increase in net interest income	$10,960	$(3,536)	$7,424

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

The Company made a $120,000 provision for credit losses for the quarters ended June 30, 2003 and 2002. The Company made a $240,000 provision for credit losses for the six months ended June 30, 2003 and 2002.

Noninterest Income

The Company’s primary sources of noninterest income are service charges on deposit accounts and other banking service related fees. The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Dollars in thousands)
Service charges on deposit accounts	$3,370	$2,001	$6,625	$3,859
Other noninterest income	618	325	1,184	628

Total noninterest income	$3,988	$2,326	$7,809	$4,487

Noninterest income totaled $4.0 million for the three months ended June 30, 2003 compared with $2.3 million for the same period in 2002, an increase of $1.7 million, or 71.5%. Noninterest income increased $3.3 million, or 74.0%, to $7.8 million for the six months ended June 30, 2003 from $4.5 million for the same period in 2002. The increase in both periods is primarily due to increased service charge income related to the acquisitions of Texas Guaranty Bank, N.A., Houston, Texas (the “Texas Guaranty Acquisition”), First State Bank of Needville, Needville, Texas (the “First State Acquisition”), Paradigm Bancorporation, Inc., Houston, Texas (the “Paradigm Acquisition”), First National Bank of Bay City, Bay City, Texas (the “FNB Acquisition”), Southwest Bank Holding Company, Dallas, Texas (the “Southwest Acquisition”) and the Abrams and Dallas Bancshares Acquisitions.

Noninterest Expense

Noninterest expense totaled $10.5 million for the quarter ended June 30, 2003 compared with $8.1 million for the quarter ended June 30, 2002, an increase of $2.4 million, or 29.1%. This increase is principally due to increases in salaries and employee benefits, increases in occupancy expense, increases in acquisition expenses and increases in core deposit intangibles amortization expense due to a recent accounting change.

Noninterest expense totaled $21.0 million for the six months ended June 30, 2003, an increase of $5.2 million, or 32.9%, from $15.8 million for the same period in 2002. This increase is principally due to increases in salaries and employee benefits, increases in minority interest expense related to the trust preferred securities, acquisition expenses, and increases in core deposit intangibles amortization expense.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(Dollars in thousands)
Salaries and employee benefits	$5,277	$3,405	$10,684	$7,314
Non-staff expenses:
Net occupancy expense	989	516	1,943	995
Depreciation	615	398	1,221	771
Data processing	660	506	1,275	963
Communications expense	622	412	1,240	812
Professional fees	213	204	395	324
Regulatory assessments and FDIC insurance	101	81	206	154
Ad valorem and franchise taxes	204	127	396	248
Core deposit intangibles and goodwill amortization	190	4	383	4
Minority interest expense trust preferred securities	561	496	1,130	994
Other	1,054	1,976	2,114	3,208

Total non-staff expenses	5,209	4,720	10,303	8,473
Total noninterest expense	$10,486	$8,125	$20,987	$15,787

Salaries and employee benefit expenses were $5.3 million for the quarter ended June 30, 2003 compared with $3.4 million for the quarter ended June 30, 2002, an increase of $1.9 million, or 55.0%. For the six months ended June 30, 2003, salaries and employee benefits increased $3.4 million or 46.1% compared with the same period in 2002. Both increases were principally due to additional staff associated with the Texas Guaranty, First State, Paradigm, FNB, Southwest, Abrams and Dallas Bancshares Acquisitions.

Non-staff expenses increased $489,000, or 10.4%, to $5.2 million for the quarter ended June 30, 2003 compared with the same period in 2002. For the six month period ended June 30, 2003, non-staff expenses increased $1.8 million, or 21.6%, to $10.3 million from $8.5 million for the same period in 2002. The increase during both the three and six months ended June 30, 2003 was principally due to acquisition expenses related to addition of thirteen banking centers since June 30, 2002.

On March 27, 2003, the Company announced it selected Vision™ software from Precision Computer Systems (“PCS”) to replace its current data processing system maintained by a third party vendor. PCS converted the Company’s data processing system from an outsourced environment to an in-house operating system. The conversion to the Company’s new in-house operating system was completed on July 11, 2003. The data processing expenses set forth in the table above do not include the costs associated with the conversion. Such costs were capitalized and will be depreciated over a five year period.

Income Taxes

Income tax expense increased $915,000, or 43.4%, to $3.0 million for the three months ended June 30, 2003 from $2.1 million for the same period in 2002. For the six month period ended June 30, 2003, income tax expense increased $1.9 million, or 48.4%, to $6.0 million from $4.0 million for the same period in 2002. Both increases were primarily attributable to higher pretax net earnings for the three and six months ended June 30, 2003 when compared to the same periods in 2002.

FINANCIAL CONDITION

Loan Portfolio

Total loans were $699.5 million at June 30, 2003, an increase of $20.0 million, or 2.9% from $679.6 million at December 31, 2002 and an increase of $220.6 million or 46.1% from $478.9 million at June 30, 2002. Loans acquired as a part of the Abrams Acquisition totaled $27.8 million and loans from the Dallas Bancshares Acquisition totaled $26.9 million. Loans from acquisitions completed during 2002 declined during the first six months of 2003 primarily from management’s desire to improve the credit quality of its acquired loans. Period end loans comprised 40.6% of average earning assets at June 30, 2003 compared with 49.8% at December 31, 2002.

The following table summarizes the loan portfolio of the Company by type of loan as of June 30, 2003 and December 31, 2002:

	June 30, 2003		December 31, 2002
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$88,333	12.6%	$93,797	13.8%
Real estate:
Construction and land development	47,497	6.8	52,377	7.7
1-4 family residential	214,522	30.7	206,586	30.4
Home equity	26,393	3.8	23,249	3.4
Commercial mortgages	206,296	29.5	183,970	27.1
Farmland	12,456	1.8	11,887	1.7
Multifamily residential	15,057	2.2	15,502	2.3
Agriculture	30,410	4.3	24,683	3.6
Other	3,947	0.6	3,020	0.4
Consumer	54,614	7.7	64,488	9.6

Total loans	$699,525	100.0%	$679,559	100.0%

Nonperforming Assets

The Company had $2.2 million in nonperforming assets at June 30, 2003 and $2.6 million in nonperforming assets at December 31, 2002. The Company generally places a loan on nonaccrual status and ceases accruing interest when the payment of principal or interest is delinquent for 90 days, or earlier in some cases, unless the loan is in the process of collection and the underlying collateral fully supports the carrying value of the loan. The Company generally charges off all loans before attaining nonaccrual status. Other real estate totaled $1.0 million at June 30, 2003 and included one significant commercial property valued at $765,000.

The following table presents information regarding nonperforming assets as of the dates indicated:

	June 30, 2003	December 31, 2002
	(Dollars in thousands)
Nonaccrual loans	$892	$1,125
Other non-performing loans	—	1,100
Accruing loans 90 or more days past due	293	120

Total nonperforming loans	1,185	2,345
Repossessed assets	50	46
Other real estate	1,007	219

Total nonperforming assets	$2,242	$2,610

Allowance for Credit Losses

Management actively monitors the Company’s asset quality and provides specific loss allowances when necessary. Loans are charged-off against the allowance for credit losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. As of June 30, 2003, the allowance for credit losses amounted to $9.2 million, or 1.32% of total loans, compared with $9.6 million, or 1.41% of total loans, at December 31, 2002.

Set forth below is an analysis of the allowance for credit losses for the periods indicated:

	Six Months Ended June 30, 2003	Year Ended December 31, 2002
	(Dollars in thousands)
Average loans outstanding	$675,365	$524,885

Gross loans outstanding at end of period	$699,525	$679,559

Allowance for credit losses at beginning of period	$9,580	$5,985
Balance acquired with the Abrams and Dallas Bancshares Acquisitions	567	—
Balance acquired with the Texas Guaranty, First State, Paradigm, FNB and Southwest Acquisitions	—	2,981
Provision for credit losses	240	1,010
Charge-offs:
Commercial and industrial	(688)	(356)
Real estate and agriculture	(606)	(231)
Consumer	(307)	(180)
Recoveries:
Commercial and industrial	109	111
Real estate and agriculture	167	175
Consumer	166	85

Net charge-offs	(1,159)	(396)
Allowance for credit losses at end of period	$9,228	$9,580

Ratio of allowance to end of period loans	1.32%	1.41%
Ratio of net charge-offs to average loans	0.17%	0.08%
Ratio of allowance to end of period nonperforming loans	411.60%	408.53%

Securities

Securities totaled $1.09 billion at June 30, 2003 compared with $950.3 million at December 31, 2002, an increase of $138.2 million, or 14.5%. At June 30, 2003, securities represented 54.9% of total assets compared with 52.2% of total assets at December 31, 2002.

Premises and Equipment

Premises and equipment, net of accumulated depreciation, totaled $29.2 million at June 30, 2003 and $27.0 million at December 31, 2002.

Deposits

Total deposits were $1.75 billion at June 30, 2003 compared with $1.59 billion at December 31, 2002, an increase of $159.9 million. At June 30, 2003, noninterest-bearing deposits accounted for 20.7% of total deposits compared with 20.7% of total deposits at December 31, 2002. Interest-bearing deposits totaled $1.38 billion, or 79.3%, of total deposits at June 30, 2003 compared with $1.26 billion, or 79.3%, of total deposits at December 31, 2002.

Other Borrowings

Deposits are the primary source of funds for the Company’s lending and investment activities. Occasionally, the Company obtains additional funds from the Federal Home Loan Bank (“FHLB”) and correspondent banks. At June 30, 2003, the Company had $12.3 million in FHLB borrowings, all of which consisted of FHLB notes payable. The maturity dates on the FHLB notes payable range from the years 2004 to 2018 and have interest rates ranging from 5.95% to 6.48%. At December 31, 2002, the Company had $37.9 million in FHLB borrowings of which $12.6 million consisted of FHLB notes payable and $25.3 million consisted of FHLB advances. Any FHLB advances are secured by a blanket lien on the Bank’s first mortgage loans against one-to-four family residential properties.

At June 30, 2003, the Company had $16.7 million in securities sold under repurchase agreements.

Trust Preferred Securities

At June 30, 2003 and December 31, 2002, the Company’s subsidiary trusts had outstanding $33.0 million in trust preferred securities.

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

Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of June 30, 2003, the Company had cash and cash equivalents of $71.6 million, down from $80.8 million at December 31, 2002.

The Company’s future cash payments associated with its contractual obligations pursuant to its long-term debt and operating leases as of June 30, 2003 are summarized below:

	Payments due in:
	Remaining Fiscal 2003	Fiscal 2004-2005	Fiscal 2006-2007	Thereafter	Total
	(Dollars in thousands)
Company-obligated manditorily redeemable trust preferred securities of subsidiary trusts	$—	$—	$—	$33,000	$33,000
Long-term debt	356	2,118	2,459	7,357	12,290
Operating leases	651	1,702	1,017	933	4,303

Total	$1,007	$3,820	$3,476	$41,290	$49,593

Off Balance Sheet Items

The Company’s commitments associated with outstanding letters of credit and commitments to extend credit as of June 30, 2003 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Remaining Fiscal 2003	Fiscal 2004-2005	Fiscal 2006-2007	Thereafter	Total
	(Dollars in thousands)
Standby letters of credit	$1,040	$867	$20	$6	$1,933
Commitments to extend credit	22,235	37,206	1,578	11,216	72,235

Total	$23,275	$38,073	$1,598	$11,222	$74,168

Capital Resources

Total shareholders’ equity was $166.6 million at June 30, 2003 compared with $154.7 million at December 31, 2002, an increase of $11.9 million, or 7.7%. The increase was primarily due to net earnings of $12.9 million and a net change in unrealized gain on available for sale securities of $1.0 million, partially offset by cash dividends paid of $2.4 million.

Both the Board of Governors of the Federal Reserve System, with respect to the Company, and the Federal Deposit Insurance Corporation (“FDIC”), with respect to the Bank, have established certain minimum risk-based capital standards that apply to bank holding companies and federally insured banks. As of June 30, 2003, the Company’s Tier 1 capital, total risk-based capital and leverage capital ratios were 13.38%, 14.47% and 6.15%, respectively. As of June 30, 2003, the Bank’s risk-based capital ratios were above the levels required for the Bank to be designated as “well capitalized” by the FDIC, with Tier-1 capital, total risk-based capital and leverage capital ratios of 13.29%, 14.37% and 6.10%, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company manages market risk, which for the Company is primarily interest rate risk, through its Asset Liability Committee which is composed of senior officers of the Company, in accordance with policies approved by the Company’s Board of Directors.

The Company uses simulation analysis to examine the potential effects of market changes on net interest income and market value. It considers macroeconomic variables, Company strategy, liquidity and other factors as it quantifies market risk. There have been no material changes of this nature since the Company’s Annual Report on Form 10-K filing on March 7, 2003. See Form 10-K, Item 7 “Management’s Discussion and Analysis and Results of Operations-Interest Rate Sensitivity and Liquidity”.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.    The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported to the Company’s management within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in internal controls.    Subsequent to the date of their evaluation, there were no significant changes in the Company’s internal controls or in other factors known to the Company that could significantly affect the Company’s disclosure controls and procedures, and there were no corrective actions with regard to significant deficiencies and material weaknesses based on such evaluation.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

a. Not applicable

b. Not applicable

c. Not applicable

d. Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 15, 2003, the Company held its Annual Meeting of Shareholders to consider and act upon the items listed below:

1.	James A. Bouligny, Charles J. Howard, M.D., Robert Steelhammer, and H.E. Timanus, Jr. were elected as Class II directors to serve on the Board of Directors of the Company until the Company’s 2006 Annual Meeting of Shareholders and until their successors are duly elected and qualified. A total of 12,515,238 shares were voted in favor of the election of James A. Bouligny and 51,672 shares were withheld from voting. A total of 12,514,928 shares were voted in favor of the election of Charles J. Howard and 51,982 shares were withheld from voting. A total of 12,494,142 shares were voted in favor of the election of Robert Steelhammer and 72,768 shares were withheld from voting. A total of 12,494,942 shares were voted in favor of the election of H.E. Timanus and 72,968 shares were withheld from voting. William H. Fagan, M.D. was elected as a Class I director to serve on the Board of Directors of the Company until the Company’s 2005 Annual Meeting of Shareholders and until his successor is duly elected and qualified. A total of 12,514,928 shares were voted in favor of the election of William H. Fagan M.D. and 51,982 shares were withheld from voting.

The following Class I and Class III directors continued in office after the Annual Meeting: Charles A. Davis, Ned S. Holmes, Perry Mueller, Virgil A. Pace, Harrison Stafford, Tracy T. Rudolph, and David Zalman.

2.	The shareholders ratified the appointment of Deloitte & Touche LLP as the independent auditors of the books and accounts of the Company for the year ending December 31, 2003. A total of 12,494,144 shares were voted in favor of the appointment, 65,158 shares were voted against the appointment and 12,206 shares abstained from voting.

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibits:

The following exhibits are filed with this Quarterly Report on Form 10Q;

Exhibit Number	Description of Exhibit

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b. Reports on Form 8-K:

(i)	The Company filed a Current Report on Form 8-K under Item 5 and Item 7 of Form 8-K on June 2, 2003 to announce that it had completed the acquisition of Dallas Bancshares Corporation, Dallas, Texas.

(ii)	The Company filed a Current Report on Form 8-K under Item 5 and Item 7 of Form 8-K on May 8, 2003 to announce it had completed the acquisition of Abrams Centre Bancshares, Inc. located in Dallas, Texas.

(iii)	The Company filed a Current Report on Form 8-K under Item 7 and Item 9 of Form 8-K on April 14, 2003 to announce the release of the Company’s earnings for the first quarter 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPERITY BANCSHARES, INC.SM (Registrant)

Date: 08/14/03	/s/ David Zalman
David Zalman President and Chief Executive Officer

Date: 08/14/03	/s/ David Hollaway
David Hollaway Chief Financial Officer