Form 10-Q
period 2003-09-30
PROSPERITY BANCSHARES INC
filed 2003-11-14
CIK 1068851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of November 5, 2003, there were 20,464,374 shares of the registrant’s Common Stock, par value $1.00 per share, outstanding.

PROSPERITY BANCSHARES, INC.SM AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

PROSPERITY BANCSHARES, INC.SM AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(unaudited)
	(Dollars in thousands, except share data)
ASSETS
Cash and due from banks	$51,746	$66,806
Federal funds sold	52,109	13,993

Total cash and cash equivalents	103,855	80,799
Interest-bearing deposits in financial institutions	212	498
Available for sale securities, at fair value (amortized cost of $228,413 (unaudited) and $305,158, respectively)	230,525	309,219
Held to maturity securities, at cost (fair value of $926,115 (unaudited) and $660,261, respectively)	920,368	641,098
Loans	700,221	679,559
Less allowance for credit losses	(9,061)	(9,580)

Loans, net	691,160	669,979
Accrued interest receivable	9,353	10,348
Goodwill	76,941	68,290
Core Deposit Intangibles (net of accumulated amortization of $782,000 (unaudited) and $192,000, respectively)	4,315	4,120
Bank premises and equipment, net	28,278	27,010
Other real estate owned	765	219
Other assets	12,760	10,676

TOTAL ASSETS	$2,078,532	$1,822,256

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$374,877	$327,699
Interest-bearing	1,452,401	1,258,912

Total deposits	1,827,278	1,586,611
Other borrowings	31,074	37,939
Accrued interest payable	1,377	2,550
Other liabilities	4,324	7,417

Total liabilities	1,864,053	1,634,517
COMPANY-OBLIGATED MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES OF SUBSIDIARY TRUSTS	45,500	33,000
SHAREHOLDERS’ EQUITY:
Common stock, $1.00 par value; 50,000,000 shares authorized; 19,001,343 (unaudited) and 18,903,028, shares issued at September 30, 2003 and December 31, 2002, respectively; 18,964,265 (unaudited) and 18,895,876 shares outstanding at September 30, 2003 and December 31, 2002, respectively	19,001	18,903
Capital surplus	60,491	60,312
Retained earnings	88,721	72,917
Accumulated other comprehensive income— net unrealized gain on available for sale securities, net of tax of $739 (unaudited) and $1,424 respectively	1,373	2,644
Less treasury stock, at cost, 37,088 shares at September 30, 2003 (unaudited) and 7,152 shares at December 31, 2002	(607)	(37)

Total shareholders’ equity	168,979	154,739

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,078,532	$1,822,256

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC.SM AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$11,675	$9,828	$34,630	$25,945
Securities:
Taxable	8,758	9,792	28,431	29,685
Nontaxable	395	453	1,228	1,221
70% nontaxable preferred dividends	452	263	1,327	879
Deposits in financial institutions	3	14	14	14
Federal funds sold	82	69	162	161

Total interest income	21,365	20,419	65,792	57,905

INTEREST EXPENSE:
Deposits	5,459	6,245	17,074	18,434
Note payable and federal funds sold	241	219	782	669

Total interest expense	5,700	6,464	17,856	19,103

NET INTEREST INCOME	15,665	13,955	47,936	38,802
PROVISION FOR CREDIT LOSSES	120	120	360	360

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	15,545	13,835	47,576	38,442

NONINTEREST INCOME:
Customer service fees	3,523	2,438	10,148	6,297
Other	785	455	1,969	1,083

Total noninterest income	4,308	2,893	12,117	7,380

NONINTEREST EXPENSE:
Salaries and employee benefits	5,259	3,954	15,943	11,268
Net occupancy expense	1,045	619	2,988	1,614
Data processing	453	532	1,728	1,495
Core deposit intangible amortization	207	26	590	30
Depreciation expense	634	459	1,855	1,230
Minority interest trust preferred securities	657	524	1,787	1,518
Other	2,109	2,392	6,461	7,138

Total noninterest expense	10,364	8,506	31,352	24,293

INCOME BEFORE INCOME TAXES	9,489	8,222	28,341	21,529
PROVISION FOR INCOME TAXES	3,019	2,569	8,986	6,590

NET INCOME	$6,470	$5,653	$19,355	$14,939

EARNINGS PER SHARE
Basic	$0.34	$0.33	$1.02	$0.90

Diluted	$0.34	$0.32	$1.01	$0.89

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC.SM AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income — Net Unrealized Gain (Loss) on Available for Sale Securities	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
	(Amounts in thousands, except share data)
BALANCE AT JANUARY 1, 2002	16,218,022	$16,218	$16,865	$55,462	$217	$(37)	$88,725
Net income				21,321			21,321
Net change in unrealized gain on available for sale securities					2,427		2,427

Total comprehensive income							23,748

Common Stock issued in connection with the exercise of stock options	104,504	105	155				260
Common Stock issued in connection with Paradigm Acquisition	2,580,502	2,580	43,295				45,875
Cash paid in lieu of fractional shares in connection with the Paradigm Acquisition			(3)				(3)
Cash dividends declared, $0.22 per share				(3,866)			(3,866)

BALANCE AT DECEMBER 31, 2002	18,903,028	$18,903	$60,312	$72,917	$2,644	$(37)	$154,739
Net income (unaudited)				19,355			19,355
Net change in unrealized gain on available for sale securities (unaudited)					(1,271)		(1,271)

Total comprehensive income (unaudited)							18,084

Stock option compensation (unaudited)			34				34
Trust preferred issuance cost (unaudited)			(129)				(129)
Common Stock issued in connection with the exercise of stock options (unaudited)	98,325	98	274				372
Treasury shares received in distribution from Paradigm holdback escrow (unaudited)						(570)	(570)
Cash dividends declared, $0.19 per share (unaudited)				(3,551)			(3,551)

BALANCE AT SEPTMEBER 30, 2003 (unaudited)	19,001,353	$19,001	$60,491	$88,721	$1,373	$(607)	$168,979

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC.SM AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2003	2002
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,355	$14,939
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,445	1,260
Provision for credit losses	360	360
(Gain) loss on sale of premises and equipment	(244)	4
Gain on sale of other real estate	(22)	(81)
Net amortization of premium on investments	8,210	2,566
Decrease (increase) in accrued interest receivable and other assets	78	(2,081)
Decrease in accrued interest payable and other liabilities	(4,569)	(295)

Total adjustments	6,258	1,733

Net cash provided by operating activities	25,613	16,672

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of held to maturity securities	418,359	110,013
Purchase of held to maturity securities	(698,911)	(177,942)
Proceeds from maturities and principal paydowns of available for sale securities	108,782	69,293
Purchase of available for sale securities	(11,949)	(74,475)
Net decrease in loans	33,058	3,268
Purchase of bank premises and equipment	(3,119)	(1,110)
Proceeds from sale of bank premises and equipment and other real estate acquired by foreclosure	1,674	861
Net decrease in interest-bearing deposits in financial institutions	286	—
Premium paid for the purchase of Dallas Bancshares	(2,982)	—
Net liabilities acquired in the purchase of Dallas Bancshares (net of cash of $10,517)	6,269	—
Premium paid for the purchase of Abrams Centre Bancshares	(6,992)	—
Net liabilities acquired in the purchase of Abrams Centre Bancshares (net of cash of $38,458)	28,203	—
Premium paid for the purchase of Texas Guaranty Bank N.A.	—	(3,318)
Net liabilities acquired in the purchase of Texas Guaranty Bank, N.A. (net of cash of $12,723)	—	3,815
Premium paid for the purchase of The First State Bank of Needville	—	(1,686)
Net liabilities acquired in the purchase of The First State Bank of Needville (net of cash of $4,938)	—	2,859
Premium paid for the purchase of Paradigm Bancorporation	—	(35,218)
Net liabilities acquired in the purchase of Paradigm Bancorporation (net of cash of $14,447)	—	49,223

Net cash used in investing activities	(127,322)	(54,417)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	86,975	14,143
Net increase in interest-bearing deposits	52,800	35,813
(Repayments) proceeds of other borrowings	(24,202)	4,429
Proceeds from the issuance of trust preferred securities	12,500	—
Cash paid in lieu of fractional shares for the Paradigm acquisition	—	(3)

(Table continued on following page)

	Nine Months Ended September 30,
	2003	2002
	(Dollars in thousands)
Stock issuance costs	(129)	—
Payments of cash dividends	(3,551)	(2,826)
Sale of common stock	372	212

Net cash provided by financing activities	124,765	51,768

NET INCREASE OF CASH AND CASH EQUIVALENTS	$23,056	$14,023
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	80,799	41,720

CASH AND CASH EQUIVALENTS, END OF PERIOD	$103,855	$55,743

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC.SM AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

1. BASIS OF PRESENTATION

The interim consolidated financial statements include the accounts of Prosperity Bancshares, Inc.SM (the “Company”) and its wholly-owned subsidiaries, Prosperity Bank SM (the “Bank”) and Prosperity Holdings, Inc. All significant inter-company transactions and balances have been eliminated.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Operating results for the nine month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

2. INCOME PER COMMON SHARE

The following table illustrates the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income available to common shareholders	$6,470	$5,653	$19,355	$14,939
Weighted average common shares outstanding	18,974	17,097	18,948	16,526
Potential dilutive common shares	280	324	290	326

Weighted average common shares and equivalents outstanding	19,254	17,421	19,238	16,852

Basic earnings per common share	$0.34	$0.33	$1.02	$0.90

Diluted earnings per common share	$0.34	$0.32	$1.01	$0.89

PROSPERITY BANCSHARES, INC.SM AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

SEPTEMBER 30, 2003

(DOLLARS IN THOUSANDS)

(UNAUDITED)

3. NEW ACCOUNTING STANDARDS

FIN No. 46 “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulleting No. 51.” FIN 46 establishes accounting guidance for consolidation of variable interest entities (VIE) that function to support the activities of the primary beneficiary. The primary beneficiary of a VIE is the entity that absorbs a majority of the VIE’s expected losses, receives a majority of the VIE’s expected residual returns, or both, as a result of ownership, controlling interest, contractual relationship or other business relationship with a VIE. Prior to the implementation of FIN 46, VIE’s were generally consolidated by an enterprise when the enterprise had a controlling financial interest through ownership of a majority of voting interest in the entity. The provisions of FIN 46 were effective immediately for all arrangements entered into after January 31, 2003, and are otherwise effective at the beginning of the first interim period beginning after December 15, 2003.

The Company adopted FIN 46 on July 1, 2003. In its current form, FIN 46 may require the Company to de-consolidate its investments in Prosperity Capital Trust I, Prosperity Statutory Trust II, Paradigm Capital Trust I and Prosperity Statutory Trust III in future financial statements. The potential de-consolidation of subsidiary trusts of bank holding companies formed in connection with the issuance of trust preferred securities appears to be an unintended consequence of FIN 46. It is currently unknown if, or when, the Financial Accounting Standards Board will address this issue. In July 2003, the Board of Governors of the Federal Reserve System issued a supervisory letter instructing bank holding companies to continue to include the trust preferred securities in their Tier 1 capital for regulatory purposes until notice is given to the contrary. The Federal Reserve intends to review the regulatory implications of any accounting treatment changes and, if necessary or warranted, provide further appropriate guidance. There can be no assurance that the Federal Reserve will continue to allow institutions to include trust preferred securities in Tier I capital for regulatory capital purposes. As of September 30, 2003, assuming the Company was not allowed to include the $45.50 million in trust preferred securities issued by Prosperity Capital Trust I, Prosperity Statutory Trust II, Paradigm Capital Trust I and Prosperity Statutory Trust III, the Company would still exceed the regulatory required minimums for capital adequacy purposes.

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

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies, measures and discloses in its financial statements certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify financial instruments that are within its scope as liabilities, in most circumstances. Such financial instruments include (i) financial instruments that are issued in the form of shares that are mandatorily redeemable; (ii) financial instruments that embody an obligation to repurchase the issuer’s equity shares, or are indexed to such an obligation, and that require the issuer to settle the obligation by transferring assets; (iii) financial instruments that embody an obligation that the issuer may settle by issuing a variable number of its equity shares if, at inception, the monetary value of the obligation is predominantly based on a fixed amount, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares; and (iv) certain freestanding financial instruments. The Company expects that SFAS 150 as written will cause the mandatorily redeemable trust preferred securities of subsidiary trust to be reclassified from a mezzanine equity item to a liability and the interest paid with respect to the trust preferred securities will be reclassified from noninterest expense to interest expense. On October 29, 2003, the FASB deferred the effective date for certain provisions of SFAS No. 150.

At the time the Company issued its earnings release on October 15, 2003, the effective date for SFAS 150 had not been deferred. In compliance with SFAS 150 as in effect as of October 15, 2003, the trust preferred securities balance of $45.5 million was reclassified to a liability from a mezzanine equity item. In addition, the dividend payments on the trust preferred securities were changed from being reported as a component of noninterest expense to being included as interest expense. As a result of these reclassifications at the time of the earnings release, the Company reported additional interest expense of $657,000 for a total interest expense of $6.4 million, total noninterest expense of $9.7 million and a net interest margin of 3.39% for the three months ended September 30, 2003 and interest expense of $18.5 million, total noninterest expense of $30.7 million and a net interest margin of 3.71% for the nine months ended September 30, 2003. With the effective date of SFAS 150 delayed, for the three months ended September 30, 2003, the Company’s interest expense is $5.7 million, noninterest expense is $10.4 million and the net interest margin is 3.54% and for the nine months ended September 30, 2003, the Company’s interest expense is $17.9 million, noninterest expense is $31.4 million and the net interest margin is 3.76%.

PROSPERITY BANCSHARES, INC.SM AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

4. RECENT MERGER ACTIVITY

On October 3, 2003, the Company entered into a definitive agreement with First State Bank of North Texas, Dallas, Texas (“First State”) pursuant to which First State will be merged with and into the Bank. Under the terms of the agreement, the Company will pay approximately $12.6 million in cash and issue approximately 393,075 shares of its common stock, subject to adjustment, for all outstanding shares of First State. First State is privately held and operates four (4) banking offices in Dallas, Texas. As of September 30, 2003, First State had total assets of $100.70 million, loans of $20.1 million, deposits of $91.4 million and shareholders’ equity of $8.8 million. The transaction is expected to close during the fourth quarter of 2003. The Company will not complete the acquisition unless customary closing conditions are satisfied or waived, including receipt of the necessary shareholder and regulatory approvals and consents from applicable regulatory agencies including the Federal Reserve Board, the Texas Department of Banking and the Federal Deposit Insurance Corporation.

On November 1, 2003, the Company completed the merger of MainBancorp, Inc., Dallas Texas (“MainBancorp”) with and into the Company. In connection with the transaction, MainBancorp’s wholly owned subsidiary, mainbank, n.a., was merged with and into the Bank. Under the terms of the Agreement and Plan of Merger, as amended, the Company issued 1,500,000 shares of its Common Stock and paid approximately $9,149,421 in cash for all outstanding shares of MainBancorp stock. In addition, the Company assumed options to acquire 100,851 shares of its Common Stock. MainBancorp was privately held and operated four (4) banking offices in Dallas, Texas. As of September 30, 2003, mainbank, n.a. had total assets of $177.1 million, loans of $90.8 million, deposits of $153.7 million and shareholders’ equity of $22.6 million.

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

PROSPERITY BANCSHARES, INC. SM AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

SEPTEMBER 30, 2003

(DOLLARS IN THOUSANDS)

(UNAUDITED)

If compensation expense had been recorded based on the fair value at the grant date for awards consistent with SFAS No. 123 for the quarter and nine months ended September 30, 2002, the Company’s net income and earnings per share would have been as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2002	2002
	(Dollars in thousands, except per share data)
Net Income as reported	$5,653	$14,939
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(—)	(66)

Proforma net income	$5,653	$14,873

Earnings per share:
Basic-as reported	$0.33	$0.90

Basic-proforma	$0.33	$0.90

Diluted-as reported	$0.32	$0.89

Diluted-proforma	$0.32	$0.88

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

PROSPERITY BANCSHARES, INC. SM AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)

SEPTEMBER 30, 2003

(DOLLARS IN THOUSANDS)

(UNAUDITED)

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles for nine months ended September 30, 2003 were as follows:

	Goodwill	Core Deposit Intangibles
Balance as of December 31, 2002	$68,290	$4,120
Less:
Amortization	—	(590)
Add:
Acquisition of Paradigm Bancorporation	(590)	—
Additional core deposit intangibles identified related to the acquisition of First National Bank of Bay City	(309)	309
Acquisition of Southwest Bank Holding Company	27	—
Acquisition of Abrams Centre Bancshares	6,585	431
Acquisition of Dallas Bancshares	2,938	45

Balance as of September 30, 2003	$76,941	$4,315

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

RECENT DEVELOPMENTS

On October 3, 2003, the Company entered into a definitive agreement with First State Bank of North Texas, Dallas, Texas (“First State”) pursuant to which First State will be merged with and into the Bank. Under the terms of the agreement, the Company will pay approximately $12.6 million in cash and issue approximately 393,075 shares of its common stock, subject to adjustment, for all outstanding shares of First State. First State is privately held and operates four (4) banking offices in Dallas, Texas. As of September 30, 2003, First State had total assets of $100.70 million, loans of $20.1 million, deposits of $91.4 million and shareholders’ equity of $8.8 million. The transaction is expected to close during the fourth quarter of 2003. The Company will not complete the acquisition unless customary closing conditions are satisfied or waived, including receipt of the necessary shareholder and regulatory approvals and consents from applicable regulatory agencies including the Federal Reserve Board, the Texas Department of Banking and the Federal Deposit Insurance Corporation.

On November 1, 2003, the Company completed the merger of MainBancorp, Inc., Dallas Texas (“MainBancorp”) with and into the Company. In connection with the transaction, MainBancorp’s wholly owned subsidiary, mainbank, n.a., was merged with and into the Bank. Under the terms of the Agreement and Plan of Merger, as amended, the Company issued 1,500,000 shares of its Common Stock and paid approximately $9,149,421 in cash for all outstanding shares of MainBancorp stock. In addition, the Company assumed options to acquire 100,851 shares of its Common Stock. MainBancorp was privately held and operated four (4) banking offices in Dallas, Texas. As of September 30, 2003, mainbank, n.a. had total assets of $177.1 million, loans of $90.8 million, deposits of $153.7 million and shareholders’ equity of $22.6 million.

OVERVIEW

Prosperity Bancshares, Inc.SM (the “Company”) was formed in 1983 as a vehicle to acquire the former Allied Bank in Edna, Texas which was chartered in 1949. The Company is a registered financial holding company that derives substantially all of its revenues and income from the operation of its bank subsidiary, Prosperity BankSM (“Prosperity Bank” or the “Bank”). The Bank provides a broad line of financial products and services to small and medium-sized businesses and consumers. The Bank operates forty-five (45) full-service banking locations; with forty (40) in the Greater Houston CMSA and fifteen contiguous counties situated south and southwest of Houston and extending into South Texas and five (5) in Dallas, Texas. The Greater Houston CMSA includes Brazoria, Chambers, Fort Bend, Galveston, Harris, Liberty, and Montgomery counties.

Total assets were $2.08 billion at September 30, 2003 compared with $1.82 billion at December 31, 2002. Total loans increased to $700.2 million at September 30, 2003 from $679.6 million at December 31, 2002, an increase of $20.7 million, or 3.0%. Loans from the Abrams Centre Bancshares acquisition which was completed on May 6, 2003 (“Abrams”) totaled $27.8 million and loans from the Dallas Bancshares acquisition which was completed on June 1, 2003 (“Dallas Bancshares”) totaled $26.9 million. Total deposits were $1.83 billion at September 30, 2003 compared with $1.59 billion at December 31, 2002, an increase of $240.7 million, or 15.2%. Trust preferred securities increased from $33.0 million at December 31, 2002 to $45.5 million at September 30, 2003, an increase of $12.5 million or 37.9%. Shareholders’ equity increased $14.2 million or 9.2%, to $169.0 million at September 30, 2003 compared with $154.7 million at December 31, 2002.

RESULTS OF OPERATIONS

Net income available to common shareholders was $6.5 million ($0.34 per common share on a diluted basis) for the quarter ended September 30, 2003 compared with $5.7 million ($0.32 per common share on a diluted basis) for the quarter ended September 30, 2002, an increase of $817,000, or 14.5%. The Company posted returns on average common equity of 15.45% and 19.43%, returns on average assets of 1.29% and 1.54% and efficiency ratios of 50.25% and 48.90% for the quarters ended September 30, 2003 and 2002, respectively.

For the nine months ended September 30, 2003, net income available to common shareholders was $19.4 million ($1.01 per common share on a diluted basis) compared with $14.9 million ($0.89 per common share on a diluted basis) for the same period in 2002, an increase of $4.4 million or 29.6%. The Company posted returns on average common equity of 15.83% and 19.64%, returns on average assets of 1.34% and 1.46% and efficiency ratios of 50.74% and 50.99% for the nine months ended September 30, 2003 and 2002, respectively.

Net Interest Income

Net interest income was $15.7 million for the quarter ended September 30, 2003 compared with $14.0 million for the quarter ended September 30, 2002, an increase of $1.7 million, or 12.3%. Net interest income increased primarily as a result of an increase in average interest-earning assets to $1.83 billion for the quarter ended September 30, 2003 from $1.36 billion for the quarter ended September 30, 2002, an increase of $468.3 million, or 34.4%. Additionally, the increase in net interest income was partially offset by a decrease in the net interest margin from 4.10% for the three months ended September 30, 2002 to 3.42% for the three months ended September 30, 2003.

The decrease of the net interest margin was principally due to a 133 basis point decrease in the yield on earning assets from 6.00% for the quarter ended September 30, 2002 to 4.67% for the quarter ended September 30, 2003 partially offset by a 80 basis point decrease in the rate paid on interest-bearing liabilities from 2.40% for the quarter ended September 30, 2002 compared with 1.60% for the quarter ended September 30, 2003.

Net interest income increased $9.1 million, or 23.5%, to $47.9 million for the nine months ended September 30, 2003 from $38.8 million for the same period in 2002. This increase is mainly attributable to an increase in average interest-earning assets to $1.75 billion for the nine months ended September 30, 2003 from $1.28 billion for the nine months ended September 30, 2002, an increase of $476.9 million, or 37.3%. Additionally, the increase net interest income was partially offset by a decrease in the net interest margin from 4.05% for the nine months ended September 30, 2002 to 3.64% for the nine months ended September 30, 2003.

The decrease of the net interest margin was primarily due to a 104 basis point decrease in the yield on earning assets from 6.04% for the nine months ended September 30, 2002 to 5.00% for the nine months ended September 30, 2003 partially offset by a 76 basis point decrease in the rate paid on interest-bearing liabilities from 2.49% for the nine months ended September 30, 2002 to 1.73% for the nine months ended September 30, 2003.

The following tables set forth, for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the quarter ended September 30, 2003 and 2002 and for the nine months ended September 30, 2003 and 2002, respectively. The tables also set forth the net interest margin on average total interest-earning assets for the same periods. Except as indicated in the footnotes, no tax-equivalent adjustments were made and all average balances are daily average balances. Any nonaccruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended September 30,
	2003			2002
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (4)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (4)
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$699,382	$11,675	6.68%	$537,466	$9,828	7.31%
Securities(1)	1,093,201	9,605	3.51	808,187	10,508	5.20
Federal funds sold and other temporary investments	37,827	85	0.90	16,459	83	2.02

Total interest-earning assets	1,830,410	21,365	4.67%	1,362,112	20,419	6.00%

Less allowance for credit losses	(9,254)			(7,307)

Total interest-earning assets, net of allowance	1,821,156			1,354,805
Noninterest-earning assets	183,648			111,184

Total assets	$2,004,804			$1,465,989

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$374,638	$1,004	1.07%	$238,636	$775	1.30%
Savings and money market accounts	399,054	780	0.78	311,421	1,338	1.72
Certificates of deposit	621,971	3,675	2.36	513,025	4,132	3.22
Federal funds purchased and other borrowings	30,058	241	3.21	15,668	219	5.59

Total interest-bearing liabilities	1,425,721	5,700	1.60%	1,078,750	6,464	2.40%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	363,160			232,450
Company-obligated mandatorily redeemable trust preferred securities of subsidiary trusts	39,250			28,000
Other liabilities	9,145			10,409

Total liabilities	1,837,276			1,349,609

Shareholders’ equity	167,528			116,380

Total liabilities and shareholders’ equity	$2,004,804			$1,465,989

Net interest rate spread			3.07%			3.60%
Net interest income and margin(2)		$15,665	3.42%		$13,955	4.10%

Net interest income and margin (tax-equivalent basis)(3)		$16,178	3.54%		$14,399	4.23%

(1)	Yield is based on amortized cost and does not include any component of unrealized gains or losses.
(2)	The net interest margin is equal to net interest income divided by average interest-earning assets.
(3)	In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35%.
(4)	Annualized.

	Nine Months Ended September 30,
	2003			2002
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (4)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (4)
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$683,325	$34,630	6.76%	$470,374	$25,945	7.35%
Securities(1)	1,048,804	30,986	3.94	794,155	31,785	5.34
Federal funds sold and other temporary investments	22,753	176	1.03	13,442	175	1.74

Total interest-earning assets	1,754,882	65,792	5.00%	1,277,971	57,905	6.04%

Less allowance for credit losses	(9,385)			(6,621)

Total interest-earning assets, net of allowance	1,745,497			1,271,350
Noninterest-earning assets	177,896			91,440

Total assets	$1,923,393			$1,362,790

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$354,569	$3,080	1.16%	$238,729	$2,360	1.32%
Savings and money market accounts	388,987	2,618	0.90	291,776	3,836	1.75
Certificates of deposit	601,476	11,376	2.52	477,285	12,238	3.42
Federal funds purchased and other borrowings	34,574	782	3.02	16,764	669	5.32

Total interest-bearing liabilities	1,392,689	17,856	1.73%	1,024,554	19,103	2.49%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	335,533			200,784
Company-obligated mandatorily redeemable trust preferred securities of subsidiary trusts	35,083			27,333
Other liabilities	10,163			8,691

Total liabilities	1,760,385			1,261,362

Shareholders’ equity	163,008			101,428

Total liabilities and shareholders’ equity	$1,923,393			$1,362,790

Net interest rate spread			3.27%			3.55%
Net interest income and margin(2)		$47,936	3.64%		$38,802	4.05%

Net interest income and margin (tax-equivalent basis)(3)		$49,475	3.76%		$40,189	4.19%

(1)	Yield is based on amortized cost and does not include any component of unrealized gains or losses.
(2)	The net interest margin is equal to net interest income divided by average interest-earning assets.
(3)	In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35%.
(4)	Annualized.

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

	Three Months Ended September 30, 2003 vs. 2002
	Increase (Decrease) Due to		Total
	Volume	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$2,961	$(1,114)	$1,847
Securities	3,706	(4,609)	(903)
Federal funds sold and other temporary investments	108	(106)	2

Total increase (decrease) in interest income	6,775	(5,829)	946

Interest-bearing liabilities:
Interest-bearing demand deposits	442	(213)	229
Savings and money market accounts	377	(935)	(558)
Certificates of deposit	877	(1,334)	(457)
Federal funds purchased and other borrowings	201	(179)	22

Total increase (decrease) in interest expense	1,897	(2,661)	(764)

Increase (decrease) in net interest income	$4,878	$(3,168)	$1,710

	Nine Months Ended September 30, 2003 vs. 2002
	Increase (Decrease) Due to		Total
	Volume	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$11,746	$(3,061)	$8,685
Securities	10,192	(10,991)	(799)
Federal funds sold and other temporary investments	121	(120)	1

Total increase (decrease) in interest income	22,059	(14,172)	7,887

Interest-bearing liabilities:
Interest-bearing demand deposits	1,145	(425)	720
Savings and money market accounts	1,278	(2,496)	(1,218)
Certificates of deposit	3,184	(4,046)	(862)
Federal funds purchased and other borrowings	711	(598)	113

Total increase (decrease) in interest expense	6,318	(7,565)	(1,247)

Increase (decrease) in net interest income	$15,741	$(6,607)	$9,134

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

The provision for credit losses for the quarter ended September 30, 2003 and 2002 was $120,000. The provision for credit losses for the nine months ended September 30, 2003 and 2002 was $360,000.

Noninterest Income

The Company’s primary sources of noninterest income are service charges on deposit accounts and other banking service related fees. The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Dollars in thousands)
Service charges on deposit accounts	$3,523	$2,438	$10,148	$6,297
Other noninterest income	566	429	1,704	1,017
Net gain on sale of assets	219	26	265	66

Total noninterest income	$4,308	$2,893	$12,117	$7,380

Noninterest income totaled $4.3 million for the three months ended September 30, 2003 compared with $2.9 million for the same period in 2002, an increase of $1.4 million, or 48.9%. Noninterest income increased $4.7 million, or 64.2%, to $12.1 million for the nine months ended September 30, 2003 from $7.4 million for the same period in 2002. The increases are primarily attributable to the First National Bank of Bay City (“FNB”), Paradigm Bancorporation (“Paradigm”), Southwest Bank Holding Company (“Southwest”), Abrams and Dallas Bancshares acquisitions. The increases are also partially attributable to increases in net gain on sale of assets of $193,000 for the three months ended September 30, 2003 compared with the same period in 2002 and $199,000 for the nine months ended September 30, 2003 compared with the same period in 2002. The net gains on the sale of assets are non-recurring in nature.

Noninterest Expense

Noninterest expense totaled $10.4 million for the quarter ended September 30, 2003 compared with $8.5 million for the quarter ended September 30, 2002, an increase of $1.9 million, or 21.8%. This increase is principally due to increases in salaries and employee benefits, increases in occupancy expense and increases in core deposit intangibles amortization expense related to the Paradigm, FNB, Southwest, Abrams and Dallas Bancshares acquisitions.

Noninterest expense totaled $31.4 million for the nine months ended September 30, 2003, an increase of $7.1 million, or 29.1%, from $24.3 million for the same period in 2002. This increase is principally due to increases in salaries and employee benefits, increases in occupancy expense and increases in core deposit intangibles amortization expense related to the Paradigm, FNB, Southwest, Abrams and Dallas Bancshares acquisitions.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Dollars in thousands)
Salaries and employee benefits	$5,259	$3,954	$15,943	$11,268
Non-staff expenses:
Net occupancy expense	1,045	769	2,988	2,218
Depreciation	634	459	1,855	1,230
Data processing	453	532	1,728	1,495
Communications expense (telephone, data circuits and courier)	634	462	1,874	1,274
Professional fees	161	125	557	384
Regulatory assessments and FDIC insurance	112	77	318	231
Ad valorem and franchise taxes.	209	148	605	396
Core deposit intangibles and goodwill amortization	207	26	590	30
Minority interest expense trust preferred securities	657	524	1,787	1,518
Other	993	1,430	3,107	4,249

Total non-staff expenses	5,105	4,552	15,409	13,025

Total noninterest expense	$10,364	$8,506	$31,352	$24,293

Salaries and employee benefit expenses were $5.3 million for the quarter ended September 30, 2003 compared with $4.0 million for the quarter ended September 30, 2002, an increase of $1.3 million, or 33.0%. For the nine months ended September 30, 2003, salaries and employee benefits increased $4.7 million or 41.5% compared with the same period in 2002. Both increases were principally due to additional staff associated with the acquisition of Paradigm, FNB, Southwest, Abrams and Dallas Bancshares acquisitions.

Non-staff expenses increased $553,000, or 1.2%, to $5.1 million for the quarter ended September 30, 2003 compared with the same period in 2002. For the nine month period ended September 30, 2003, non-staff expenses increased $2.4 million, or 18.3%, to $15.4 million from $13.0 million for the same period in 2002. The increase during nine months ended September 30, 2003 was principally due to acquisition expenses related to the addition of thirteen banking centers since September 30, 2002.

Income Taxes

Income tax expense increased $450,000, or 17.5%, to $3.0 million for the three months ended September 30, 2003 from $2.6 million for the same period in 2002. For the nine month period ended September 30, 2003, income tax expense increased $2.4 million, or 36.4%, to $9.0 million from $6.6 million for the same period in 2002. The increase was primarily attributable to higher pretax net earnings.

FINANCIAL CONDITION

Loan Portfolio

Total loans were $700.2 million at September 30, 2003, an increase of $20.7 million, or 3.0% from $679.6 million at December 31, 2002. Loans acquired as a part of the Abrams acquisition totaled $27.8 million and loans from the Dallas Bancshares acquisition totaled $26.9 million. Loans from acquisitions completed during 2002 declined during the first nine months of 2003 primarily from management’s desire to improve the credit quality of its acquired loans. Period end loans comprised 39.9% of average earning assets at September 30, 2003 compared with 49.8% at December 31, 2002. Loan growth occurred primarily in commercial mortgage loans.

The following table summarizes the loan portfolio of the Company by type of loan as of September 30, 2003 and December 31, 2002:

	September 30, 2003		December 31, 2002
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$86,484	12.4%	$93,797	13.8%
Real estate:
Construction and land development	37,143	5.3	52,377	7.7
1-4 family residential	217,846	31.1	206,586	30.4
Home equity	25,897	3.7	23,249	3.4
Commercial mortgages	223,573	31.9	183,970	27.1
Farmland	13,906	2.0	11,887	1.7
Multifamily residential	15,946	2.3	15,502	2.3
Agriculture	26,620	3.8	24,683	3.6
Other	1,713	0.2	3,020	0.4
Consumer	51,093	7.3	64,488	9.6

Total loans	$700,221	100.0%	$679,559	100.0%

Nonperforming Assets

The Company had $1.4 million in nonperforming assets at September 30, 2003 and $2.6 million in nonperforming assets at December 31, 2002, a decrease of $1.2 million or 82.0%. The Company generally places a loan on nonaccrual status and ceases accruing interest when the payment of principal or interest is delinquent for 90 days, or earlier in some cases, unless the loan is in the process of collection and the underlying collateral fully supports the carrying value of the loan. The Company generally charges off all loans before attaining nonaccrual status. Other real estate, which consists of one commercial property, totaled $765,000 at September 30, 2003.

The following table presents information regarding nonperforming assets as of the dates indicated:

	September 30, 2003	December 31, 2002
	(Dollars in thousands)
Nonaccrual loans	$9	$1,125
Other non-performing loans	—	1,100
Accruing loans 90 or more days past due	608	120

Total nonperforming loans	617	2,345
Repossessed assets	52	46
Other real estate	765	219

Total nonperforming assets	$1,434	$2,610

Allowance for Credit Losses

Management actively monitors the Company’s asset quality and provides specific loss allowances when necessary. Loans are charged-off against the allowance for credit losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. As of September 30, 2003, the allowance for credit losses amounted to $9.1 million, or 1.29% of total loans compared with $6.0 million, or 1.41% of total loans at December 31, 2002.

Set forth below is an analysis of the allowance for credit losses for the periods indicated:

	Nine Months Ended September 30, 2003	Year Ended December 31, 2002
	(Dollars in thousands)
Average loans outstanding	$683,325	$524,885

Gross loans outstanding at end of period	$700,221	$679,559

Allowance for credit losses at beginning of period	$9,580	$5,985
Balance acquired with the Abrams and Dallas Bancshares acquisitions	567	—
Balance acquired with the Texas Guaranty, First State, Paradigm, FNB and Southwest acquisitions	—	2,981
Provision for credit losses	360	1,010
Charge-offs:
Commercial and industrial	(754)	(356)
Real estate and agriculture	(846)	(231)
Consumer	(390)	(180)
Recoveries:
Commercial and industrial	141	111
Real estate and agriculture	172	175
Consumer	231	85

Net charge-offs	(1,446)	(396)
Allowance for credit losses at end of period	$9,061	$9,580

Ratio of allowance to end of period loans	1.29%	1.41%
Ratio of net charge-offs to average loans	0.21%	0.08%
Ratio of allowance to end of period nonperforming loans	1,468.56%	408.53%

Securities

Securities totaled $1.15 billion at September 30, 2003 compared with $950.3 million at December 31, 2002, an increase of $200.6 million, or 21.1%. At September 30, 2003, securities represented 55.4% of total assets compared with 52.2% of total assets at December 31, 2002. The growth in securities was primarily due to the Paradigm, FNB, Southwest, Abrams and Dallas Bancshares acquisitions.

The following table summarizes the amortized cost of securities as of the dates shown (available-for-sale securities are not adjusted for unrealized gains or losses):

	September 30, 2003	December 31, 2002
	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$63,481	$97,098
70% non-taxable preferred stock	44,018	44,029
States and political subdivisions	52,093	58,994
Corporate debt securities	19,689	25,338
Equity securities	281	—
Collateralized mortgage obligations	120,439	168,282
Mortgage-backed securities	848,780	552,515

Total	$1,148,781	$946,256

Premises and Equipment

Premises and equipment, net of accumulated depreciation, totaled $28.3 million at September 30, 2003 and $27.0 million at December 31, 2002.

Deposits

Total deposits were $1.83 billion at September 30, 2003 compared with $1.59 billion at December 31, 2002, an increase of $240.7 million or 15.2%. Total deposits acquired in the Abrams acquisition were $66.7 million and total deposits acquired in the Dallas Bancshares acquisition were $33.9 million. At September 30, 2003, noninterest-bearing deposits accounted for 20.5% of total deposits compared with 20.7% of total deposits at December 31, 2002. Interest-bearing deposits totaled $1.45 billion, or 79.5%, of total deposits at September 30, 2003 compared with $1.26 billion, or 79.3%, of total deposits at December 31, 2002.

The following table summarizes the daily average balances and weighted average rates paid on deposits for the dates presented below:

	September 30, 2003		December 31, 2002
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Interest-bearing checking	$354,569	1.16%	$249,045	1.27%
Regular savings	85,044	0.68	58,218	1.41
Money market savings	303,943	0.96	257,499	1.71
Time deposits	601,476	2.52	505,796	3.28

Total interest-bearing deposits	1,345,032	1.69	1,070,558	2.33
Noninterest-bearing deposits	335,533	—	230,326	—

Total deposits	$1,680,565	1.35%	$1,300,884	1.92%

Other Borrowings

Deposits are the primary source of funds for the Company’s lending and investment activities. Occasionally, the Company obtains additional funds from the Federal Home Loan Bank (“FHLB”) and correspondent banks. At September 30, 2003, the Company had $12.1 million in FHLB borrowings, all of which consisted of FHLB notes payable. The FHLB notes payable were obtained through various bank acquisitions. The maturity dates on the FHLB notes payable range from the years 2004 to 2018 and have interest rates ranging from 5.95% to 6.48%. At December 31, 2002, the Company had $37.9 million in FHLB borrowings of which $12.6 million consisted of FHLB notes payable and $25.3 million consisted of FHLB advances. Any FHLB advances are secured by a blanket lien on the Bank’s first mortgage loans against one-to-four family residential properties.

At September 30, 2003, the Company had $19.0 million in securities sold under repurchase agreements.

Trust Preferred Securities

At September 30, 2003, the Company’s subsidiary trusts had outstanding $45.5 million in trust preferred securities compared with $33.0 million at December 31, 2002, an increase of $12.5 million or 37.9%. The increase is due to the issuance of $12.5 million in fixed/floating rate trust preferred securities on August 15, 2003 by Prosperity Statutory Trust III (“Trust III”). Trust III used all of the proceeds from the sale of the trust preferred securities and the common securities of Trust III to purchase Fixed/Floating Rate Junior Subordinated Deferrable Interest Debentures of the Company (the “Debentures”). The Debentures bear interest at a fixed rate per annum of 6.50%, payable quarterly, through September 17, 2008. Thereafter, the Debentures bear interest at a rate per annum equal to the 3-month LIBOR plus 3.00%, reset quarterly. The dividends paid by Trust III on the trust preferred securities are equal to the interest paid by the Company on the Debentures.

The Debentures mature on September 17, 2033. The Debentures may be redeemed by the Company, in whole or in part, on or after September 17, 2008 if certain conditions are met (including the Company having received the prior approval of the Federal Reserve and any other required regulatory approvals). The Debentures may also be redeemed in whole at any time upon the occurrence and continuation of certain events including a change in the tax status or regulatory capital treatment of the trust preferred securities or Trust III being considered an investment company. The trust preferred securities will be subject to mandatory redemption in a like amount contemporaneously with the optional prepayment of the Debentures by the Company.

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

Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of September 30, 2003, the Company had cash and cash equivalents of $103.9 million, up from $80.8 million at December 31, 2002.

The Company’s future cash payments associated with its contractual obligations pursuant to its long-term debt and operating leases as of September 30, 2003 are summarized below:

	Payments due in:
	Remaining Fiscal 2003	Fiscal 2004-2005	Fiscal 2006-2007	Thereafter	Total
	(Dollars in thousands)
Company-obligated mandatorily redeemable trust preferred securities of subsidiary trusts	$—	$—	$—	$45,500	$45,500
Long-term debt	180	2,118	2,459	7,354	12,111
Operating leases	315	2,190	1,408	1,099	5,012

Total	$495	$4,308	$3,867	$53,953	$62,623

Off Balance Sheet Items

The Company’s commitments associated with outstanding letters of credit and commitments to extend credit as of September 30, 2003 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Remaining Fiscal 2003	Fiscal 2004- 2005	Fiscal 2006- 2007	Thereafter	Total
	(Dollars in thousands)
Standby letters of credit	$1,417	$1,634	$20	$6	$3,077
Commitments to extend credit	13,534	39,178	1,527	18,991	73,230

Total	$14,951	$40,812	$1,547	$18,997	$76,307

Capital Resources

Total shareholders’ equity was $169.0 million at September 30, 2003 compared with $154.7 million at December 31, 2002, an increase of $14.2 million, or 9.2%. The increase was primarily due to net earnings of $19.4 million partially offset by a net change in unrealized gain on available for sale securities of $1.3 million and cash dividends paid of $3.6 million.

Both the Board of Governors of the Federal Reserve System, with respect to the Company, and the Federal Deposit Insurance Corporation (“FDIC”), with respect to the Bank, have established certain minimum risk-based capital standards that apply to bank holding companies and federally insured banks. As of September 30, 2003, the

Company’s Tier 1 capital, total risk-based capital and leverage capital ratios were 16.09%, 17.20% and 6.85%, respectively. As of September 30, 2003, the Bank’s risk-based capital ratios were above the levels required for the Bank to be designated as “well capitalized” by the FDIC, with Tier-1 capital, total risk-based capital and leverage capital ratios of 14.67%, 15.78% and 6.25%, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. The Company carried out an evaluation, under the supervision and with the participation of it’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported to the Company’s management within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM	1. LEGAL PROCEEDINGS

              Not Applicable

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

a.	Not applicable
b.	Not applicable
c.	Not applicable
d.	Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                Not applicable

ITEM 5. OTHER INFORMATION

                Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits:

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Exhibit Number	Description of Exhibit

21.1	List of Subsidiaries

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K

(i)	The Company filed a Current Report on Form 8-K under Item 5 of Form 8-K on July 22, 2003 to announce the release of the Company’s earnings for the second quarter 2003.

(ii)	The Company filed a Current Report on Form 8-K under Item 5 of Form 8-K on July 21, 2003 to announce it had entered into an Agreement and Plan of Merger to acquire MainBancorp, Inc., Dallas, Texas.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPERITY BANCSHARES, INC.SM
(Registrant)

Date: 11/14/03	/s/ David Zalman
David Zalman
Chief Executive Officer/President

Date: 11/14/03	/s/ David Hollaway
David Hollaway
Chief Financial Officer

Exhibit Index

Exhibit Number	Description of Exhibit

21.1	List of Subsidiaries

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.