Form 10-K
period 2003-12-31
PROSPERITY BANCSHARES INC
filed 2004-03-12
CIK 1068851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 0-25051

PROSPERITY BANCSHARES, INC. SM

(Exact name of registrant as specified in its charter)

TEXAS	74-2331986
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

PROSPERITY BANK PLAZA 4295 SAN FELIPE HOUSTON, TEXAS	77027
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (713) 693-9300

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K.  ☐

The aggregate market value of the shares of Common Stock held by non-affiliates, based on the closing price of the Common Stock on the Nasdaq National Market System on June 30, 2003 was approximately $253.3 million.

As of March 8, 2004, the number of outstanding shares of Common Stock was 20,944,705.

Documents Incorporated by Reference:

Portions of the Company’s Proxy Statement relating to the 2004 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2003, are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

PROSPERITY BANCSHARES, INC.SM

2003 ANNUAL REPORT ON FORM 10-K

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

ITEM 1. BUSINESS

General

Prosperity Bancshares, Inc.SM (the “Company”) was formed in 1983 as a vehicle to acquire the former Allied Bank in Edna, Texas which was chartered in 1949 as The First National Bank of Edna. The Company is a registered financial holding company that derives substantially all of its revenues and income from the operation of its bank subsidiary, Prosperity Bank® (“Prosperity Bank®” or the “Bank”). The Bank provides a broad line of financial products and services to small and medium-sized businesses and consumers. The Bank operates fifty-one (51) full-service banking locations; with twenty-nine (29) in the Greater Houston Consolidated Metropolitan Statistical Area (“CMSA”), eleven (11) in eight contiguous counties situated south and southwest of Houston and extending into South Texas and eleven (11) in the Dallas/Fort Worth area. The Greater Houston CMSA includes Brazoria, Chambers, Fort Bend, Galveston, Harris, Liberty, Montgomery and Waller counties. The Company’s headquarters are located at Prosperity Bank Plaza, 4295 San Felipe in Houston, Texas and its telephone number is (713) 693-9300. The Company’s website address is www.prosperitybanktx.com.

The Company’s market consists of the communities served by its locations in the Greater Houston CMSA, additional locations in eight contiguous counties located to the south and southwest of Houston and its eleven banking locations in the Dallas/Fort Worth area, Texas. US Highway 59 (scheduled to become Interstate Highway 69), which serves as the primary “NAFTA Highway” linking the interior United States and Mexico, runs directly through the center of the Company’s market area. The increased traffic along this NAFTA Highway has enhanced economic activity in the Company’s market area and created opportunities for growth. The diverse nature of the economies in each local market served by the Company provides the Company with a varied customer base and allows the Company to spread its lending risk throughout a number of different industries including farming, ranching, petrochemicals, manufacturing, tourism, recreation and professional service firms and their principals. The Company’s market areas outside of Houston and Dallas are dominated by either small community banks or branches of large regional banks. Management believes that the Company, as one of the few mid-sized financial institutions that combines responsive community banking with the sophistication of a regional bank holding company, has a competitive advantage in its market areas and excellent growth opportunities through acquisitions, new Banking Center locations and additional business development.

Operating under a community banking philosophy, the Company seeks to develop broad customer relationships based on service and convenience while maintaining its conservative approach to lending and strong asset quality. The Company has grown through a combination of internal growth, the acquisition of community banks, branches of banks and the opening of new banking centers. Utilizing a low cost of funds and employing stringent cost controls, the Company has been profitable in every full year of its existence, including the period of adverse economic conditions in Texas in the late 1980s. From 1988 to 1992, as a sound and profitable institution, the Company took advantage of this economic downturn and acquired the deposits and certain assets of failed banks in West Columbia, El Campo and Cuero, Texas and two failed banks in Houston, which diversified the Company’s franchise and increased its core deposits. The Company opened a full-service Banking Center in Victoria, Texas in 1993 and the following year established a Banking Center in Bay City, Texas. The Company expanded its Bay City presence in 1996 with the acquisition of an additional branch location from Norwest Bank Texas, and in 1997, the Company acquired the Angleton, Texas branch of Wells Fargo Bank. In 1998, the Company enhanced its West Columbia Banking Center with the purchase of a commercial bank branch located in West Columbia and acquired Union State Bank in East Bernard, Texas.

In 1999, the Company acquired South Texas Bancshares, Inc. and its wholly owned subsidiary, The Commercial National Bank of Beeville, with locations in Beeville, Mathis and Goliad, Texas. The Company acquired trust powers in connection with the South Texas Acquisition. Additionally, in September 2000, the Company purchased certain assets and assumed certain liabilities of five branches of Compass Bank located in El Campo, Hitchcock, Needville, Palacios and Sweeny, Texas. With the exception of the El Campo location, the former Compass branches are being operated as full-service Banking Centers. The El Campo location has been combined with the Company’s El Campo Banking Center. In February 2001, the Company completed a merger with Commercial Bancshares, Inc., (“Commercial”), whereby Commercial was merged with the Company and Heritage Bank, Commercial’s wholly owned subsidiary, was merged with the Bank. Heritage Bank had 12 full-service banking locations in the Houston metropolitan area and in three adjacent counties. The transaction was accounted for as a pooling of interests and therefore the historical financial data of the Company has been restated to include the accounts and operations of Commercial for all periods prior to the effective time of the Commercial merger. The Company incurred approximately $2.4 million in merger related expenses in connection with the Commercial merger.

In May 2002, the Company completed the acquisition of Texas Guaranty Bank, N.A. (the “Texas Guaranty Acquisition”). Texas Guaranty Bank operated three (3) offices in the western portion of Houston, Texas, all of which became full service banking centers of Prosperity Bank®. In July 2002, the Company acquired The First State Bank, Needville, Texas (the “First State Acquisition”). Prosperity Bank’s® existing Needville Banking Center relocated into the former First State Bank location effective July 15, 2002. In June 2003, the Needville Banking Center relocated into a newly constructed building on Highway 36. Additionally, in

September 2002, the Company acquired Paradigm Bancorporation, Inc. (the “Paradigm Acquisition”) in a stock transaction for approximately 2.58 million shares of Prosperity common stock for all outstanding shares of Paradigm. Paradigm operated a total of eleven (11) banking offices - six (6) in the greater Houston metropolitan area and five (5) in the nearby Southeast Texas cities of Dayton, Galveston, Mont Belvieu, and Winnie. The Company subsequently closed three banking offices and consolidated them into existing Banking Centers. On October 1, 2002, the Company acquired Southwest Bank Holding Company, Dallas, Texas (the “Southwest Acquisition”) for approximately $19.6 million in cash. Southwest’s wholly owned subsidiary, Bank of the Southwest, Dallas, Texas, became a subsidiary of the Company but was merged into the Bank on January 2, 2003. Southwest was privately held and operated two (2) banking offices in Dallas, Texas. On November 1, 2002, the Company acquired First National Bank of Bay City, Bay City, Texas (the “FNB Acquisition”), through the merger of FNB with and into Prosperity Bank® for approximately $5.1 million in cash. FNB operated one (1) location in Bay City, Texas, which was closed and consolidated with Prosperity Bank’s® Bay City Banking Center.

2003 Mergers and Acquisitions

On December 9, 2003, the Company completed the merger of First State Bank of North Texas, Dallas, Texas (“FSBNT”) into the Bank. Under the terms of the agreement, the Company paid approximately $12.6 million in cash and issued approximately 393,074 shares of its common stock for all outstanding shares of First State. First State was privately held and operated four (4) banking offices in the Dallas, Texas area. One banking center was closed and consolidated with an existing banking center located nearby. As of September 30, 2003, First State had total assets of $100.7 million, loans of $20.1 million, deposits of $91.4 million and shareholders’ equity of $8.8 million.

On November 1, 2003, the Company completed the merger of MainBancorp, Inc., Austin, Texas (“MainBancorp”), into the Company. In connection with the transaction, MainBancorp’s wholly owned subsidiary, mainbank, n.a., Dallas, Texas, was merged into the Bank. Under the terms of the agreement, the Company issued approximately 1,500,000 shares of its Common Stock and paid approximately $9.1 million in cash for all outstanding shares of MainBancorp. In addition, the Company assumed options to acquire 100,851 shares of its Common Stock. MainBancorp was privately held and operated four (4) banking offices in Dallas, Texas area. As of September 30, 2003, MainBancorp had, on a consolidated basis, total assets of $177.1 million, loans of $90.8 million, deposits of $153.7 million and shareholders’ equity of $22.6 million.

On June 1, 2003, the Company completed the merger of Dallas Bancshares, Dallas, Texas (“Dallas Bancshares”), into the Company. In connection with the transaction, Dallas Bancshares’ wholly owned subsidiary, BankDallas, was merged into the Bank. Under the terms of the agreement, the Company paid approximately $7.0 million in cash. Dallas Bancshares operated one (1) banking office in Dallas, Texas. As of March 31, 2003, Dallas Bancshares had, on a consolidated basis, total assets of $42.0 million, loans of 28.3 million, deposits of $37.6 million and shareholders’ equity of $4.3 million.

On May 6, 2003, the Company completed the merger of Abrams Centre Bancshares, Dallas, Texas (“Abrams”), into the Company. In connection with the acquisition, Abrams’ wholly owned subsidiary, Abrams Centre National Bank, was merged into the Bank. Under the terms of the agreement, the Company paid approximately $16.3 million in cash. Abrams operated two (2) banking offices in Dallas, Texas. One banking center was closed and consolidated with an existing banking center located nearby in November 2003. As of March 31, 2003, Abrams had, on a consolidated basis, total assets of $96.5 million, loans of $31.7 million, deposits of $70.8 million and shareholders’ equity of $14.0 million.

Recent Developments

The Company completed the sale of all the trust assets managed by it to another financial institution on December 31, 2003. The transaction was accounted for as a purchase and assumption and did not have a material impact on 2003 results.

Available Information

The Company’s website address is www.prosperitybanktx.com. The Company makes available free of charge on or through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. However, the information found on the Company’s website is not part of this or any other report.

Officers and Associates

The Company’s directors and officers are important to the Company’s success and play a key role in the Company’s business development efforts by actively participating in a number of civic and public service activities in the communities served by the Company, such as the Rotary Club, Lion’s Club, Pilot Club, United Way and Chamber of Commerce. In addition, the Company’s

Banking Centers in Bay City, Clear Lake, Cleveland, Dayton, Galveston, Liberty, Mont Belvieu, and Wharton maintain Business Development Boards, whose function is to solicit new business, develop customer relations and provide valuable community knowledge to their respective Banking Center Presidents or Managers.

The Company has invested heavily in its officers and associates by recruiting talented officers in its market areas and providing them with economic incentive in the form of stock options and bonuses based on cross-selling performance. The senior management team has substantial experience in both the Houston and Dallas markets and the surrounding communities in which the Company has a presence. Each Banking Center location is administered by a local President or Manager with knowledge of the community and lending expertise in the specific industries found in the community. The Company entrusts its Banking Center Presidents and Managers with authority and flexibility within general parameters with respect to product pricing and decision making in order to avoid the bureaucratic structure of larger banks. The Company operates each Banking Center as a separate profit center, maintaining separate data with respect to each Banking Center’s net interest income, efficiency ratio, deposit growth, loan growth and overall profitability. Banking Center Presidents and Managers are accountable for performance in these areas and compensated accordingly. The Company has no 1-800 numbers. Each Banking Center has its own local business telephone number, which enables a customer to be served by a local banker with decision making authority.

As of December 31, 2003, the Company and the Bank had 629 full-time equivalent associates, 230 of whom were officers of the Bank. The Company provides medical and hospitalization insurance to its full-time associates. The Company considers its relations with associates to be excellent. Neither the Company nor the Bank is a party to any collective bargaining agreement.

Banking Activities

The Company, through the Bank, offers a variety of traditional loan and deposit products to its customers, which consist primarily of consumers and small and medium-sized businesses. The Bank tailors its products to the specific needs of customers in a given market. At December 31, 2003, the Bank maintained approximately 139,000 separate deposit accounts and 16,100 separate loan accounts and approximately 22.4% of the Bank’s total deposits were noninterest-bearing demand deposits. For the year ended December 31, 2003, the Company’s average cost of funds was 1.33%.

The Company has been an active mortgage lender, with commercial mortgage and 1-4 family residential loans comprising 64.7% of the Company’s total loans as of December 31, 2003. The Company also offers loans for automobiles and other consumer durables, home equity loans, debit cards, personal computer banking and other cash management services and telebanking. By offering certificates of deposit, checking with interest accounts, savings accounts and overdraft protection at competitive rates, the Company gives its depositors a full range of traditional deposit products. The Company has successfully introduced the Royal account, which for a monthly fee provides consumers with a package of benefits including unlimited free checking, free personalized checks, free travelers checks, free cashier’s checks, free money orders, free ATM or debit card, imaged statements, free Advantage Overdraft protection ranging from $200 to $1,000 on qualifying accounts, free Internet Banking, discounted Internet Bill Pay pricing and certain travel discounts.

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

Business Strategies

The Company’s main objective is to increase deposits and loans through additional expansion opportunities while maintaining efficiency, individualized customer service and maximizing profitability. To achieve this objective, the Company has employed the following strategic goals:

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

Increase Loan Volume and Diversify Loan Portfolio. Historically, the Company has elected to sacrifice some earnings for the historically lower credit losses associated with home mortgage loans. While maintaining its conservative approach to lending, the Company has emphasized both new and existing loan products, focusing on growing its commercial mortgage and commercial loan portfolios. During the two-year period from December 31, 2001 to December 31, 2003, the Company’s commercial and industrial loans grew from $47.0 million to $94.0 million, or 100.0% and its commercial mortgages increased from $78.4 million to $260.9 million, or 232.6%. In addition, the Company targets professional service firms such as legal and medical practices for both loans secured by owner-occupied premises and personal loans to their principals.

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

Enhance Cross-Selling. The Company recognizes that its customer base provides significant opportunities to cross-sell various products and it seeks to develop broader customer relationships by identifying cross-selling opportunities. The Company uses incentives and friendly competition to encourage cross-selling efforts and increase cross-selling results. Officers and associates have access to each customer’s existing and related account relationships and are better able to inform customers of additional products when customers visit or call the various Banking Centers or use their drive-in facilities. In addition, the Company includes product information in monthly statements and other mailings.

Maintain Strong Asset Quality. The Company intends to maintain the strong asset quality that has been representative of its historical loan portfolio. As the Company diversifies and increases its lending activities, it may face higher risks of nonpayment and increased risks in the event of economic downturns. The Company intends, however, to continue to employ the strict underwriting guidelines and comprehensive loan review process that has contributed to its low incidence of nonperforming assets and its minimal charge-offs.

Expand Market Share Through Internal Growth and a Disciplined Acquisition Strategy. The Company intends to continue seeking opportunities, both inside and outside its existing markets, to expand either by acquiring existing banks or branches of banks or by establishing new Banking Centers. All of the Company’s acquisitions have been accretive to earnings within 12 months after acquisition date and have supplied the Company with relatively low-cost deposits which have been used to fund the Company’s lending and investing activities. However, the Company makes no guarantee that future acquisitions will be accretive to earnings within any particular time period. Factors used by the Company to evaluate expansion opportunities include the similarity in management and operating philosophies, whether the acquisition will be accretive to earnings and enhance shareholder value, the ability to achieve economies of scale to improve the efficiency ratio and the opportunity to enhance the Company’s market presence.

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

Supervision and Regulation

The supervision and regulation of bank holding companies and their subsidiaries is intended primarily for the protection of depositors, the deposit insurance funds of the Federal Deposit Insurance Corporation (“FDIC”) and the banking system as a whole, and not for the protection of the bank holding company shareholders or creditors. The banking agencies have broad enforcement power over bank holding companies and banks including the power to impose substantial fines and other penalties for violations of laws and regulations.

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

The Company

The Company is a financial holding company registered under the Gramm-Leach-Bliley Act and a bank holding company registered under the Bank Holding Company Act of 1956, as amended (“BHCA”). Accordingly, the Company is subject to supervision, regulation and examination by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). The Gramm-Leach-Bliley Act, the BHCA and other federal laws subject financial and bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

Regulatory Restrictions on Dividends; Source of Strength. It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries.

Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial strength to each of its banking subsidiaries and commit resources to their support. Such support may be required at times when, absent this Federal Reserve Board policy, a holding company may not be inclined to provide it. As discussed below, a bank holding company, in certain circumstances, could be required to guarantee the capital plan of an undercapitalized banking subsidiary.

In the event of a bank holding company’s bankruptcy under Chapter 11 of the U.S. Bankruptcy Code, the trustee will be deemed to have assumed and is required to cure immediately any deficit under any commitment by the debtor holding company to any of the federal banking agencies to maintain the capital of an insured depository institution. Any claim for breach of such obligation will generally have priority over most other unsecured claims.

Scope of Permissible Activities. Under the BHCA, bank holding companies generally may not acquire a direct or indirect interest in or control of more than 5% of the voting shares of any company that is not a bank or bank holding company or from engaging in activities other than those of banking, managing or controlling banks or furnishing services to or performing services for its subsidiaries, except that it may engage in, directly or indirectly, certain activities that the Federal Reserve Board determined to be closely related to banking or managing and controlling banks as to be a proper incident thereto. In approving acquisitions or the addition of activities, the Federal Reserve considers whether the acquisition or the additional activities can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh such possible adverse effects as undue concentration of resources decreased or unfair competition, conflicts of interest or unsound banking practices.

However, the Gramm-Leach-Bliley Act, effective March 11, 2000, eliminated the barriers to affiliations among banks, securities firms, insurance companies and other financial service providers and permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The Gramm-Leach-Bliley Act defines “financial in nature” to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

Under the Gramm-Leach-Bliley Act, a bank holding company may become a financial holding company by filing a declaration with the Federal Reserve Board if each of its subsidiary banks is well capitalized under the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act of 1977 (“CRA”). The Company became a financial holding company on April 18, 2000.

While the Federal Reserve Board is the “umbrella” regulator for financial holding companies and has the power to examine banking organizations engaged in new activities, regulation and supervision of activities which are financial in nature or determined to be incidental to such financial activities will be handled along functional lines. Accordingly, activities of subsidiaries of a financial holding company will be regulated by the agency or authorities with the most experience regulating that activity as it is conducted in a financial holding company.

Safe and Sound Banking Practices. Bank holding companies are not permitted to engage in unsafe and unsound banking practices. The Federal Reserve Board’s Regulation Y, for example, generally requires a holding company to give the Federal Reserve Board prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases or redemptions in the preceding year, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve Board may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. Depending upon the circumstances, the Federal Reserve Board could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

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

Capital Adequacy Requirements. The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 2003, the Company’s ratio of Tier 1 capital to total tangible risk-weighted assets was 15.82% and its ratio of total capital to total tangible risk-weighted assets was 16.90%. Tangible risk-weighted assets are calculated as total risk-weighted assets less intangible assets such as goodwill and core deposit intangibles. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Capital Resources.”

In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total tangible consolidated assets. Certain highly rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies are required to maintain a leverage ratio of 4.0%. As of December 31, 2003, the Company’s leverage ratio was 7.10%.

The federal banking agencies’ risk-based and leverage ratios are minimum supervisory ratios generally applicable to banking organizations that meet certain specified criteria, assuming that they have the highest regulatory rating. Banking organizations not meeting these criteria are expected to operate with capital positions well above the minimum ratios. The federal bank regulatory agencies may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant. Federal Reserve Board guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

Imposition of Liability for Undercapitalized Subsidiaries. Bank regulators are required to take “prompt corrective action” to resolve problems associated with insured depository institutions whose capital declines below certain levels. In the event an institution becomes “undercapitalized,” it must submit a capital restoration plan. The capital restoration plan will not be accepted by the regulators unless each company having control of the undercapitalized institution guarantees the subsidiary’s compliance with the capital restoration plan up to a certain specified amount. Any such guarantee from a depository institution’s holding company is entitled to a priority of payment in bankruptcy.

The aggregate liability of the holding company of an undercapitalized bank is limited to the lesser of 5% of the institution’s assets at the time it became undercapitalized or the amount necessary to cause the institution to be “adequately capitalized.” The bank regulators have greater power in situations where an institution becomes “significantly” or “critically” undercapitalized or fails to submit a capital restoration plan. For example, a bank holding company controlling such an institution can be required to obtain prior Federal Reserve Board approval of proposed dividends, or might be required to consent to a consolidation or to divest the troubled institution or other affiliates.

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

Control Acquisitions. The Change in Bank Control Act prohibits a person or group of persons from acquiring “control” of a bank holding company unless the Federal Reserve Board has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve Board, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, such as the Company, would, under the circumstances set forth in the presumption, constitute acquisition of control of the Company.

In addition, any entity is required to obtain the approval of the Federal Reserve Board under the BHCA before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of the outstanding Common Stock of the Company, or otherwise obtaining control or a “controlling influence” over the Company.

The Bank

The Bank is a Texas-chartered banking association, the deposits of which are insured by the Bank Insurance Fund (“BIF”). The Bank is not a member of the Federal Reserve System; therefore, the Bank is subject to supervision and regulation by the FDIC and the Texas Banking Department. Such supervision and regulation subject the Bank to special restrictions, requirements, potential enforcement actions and periodic examination by the FDIC and the Texas Banking Department. Because the Federal Reserve Board regulates the bank holding company parent of the Bank, the Federal Reserve Board also has supervisory authority which directly affects the Bank.

Equivalence to National Bank Powers. The Texas Constitution, as amended in 1986, provides that a Texas-chartered bank has the same rights and privileges that are or may be granted to national banks domiciled in Texas. To the extent that the Texas laws and regulations may have allowed state-chartered banks to engage in a broader range of activities than national banks, the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) has operated to limit this authority. FDICIA provides that no state bank or subsidiary thereof may engage as principal in any activity not permitted for national banks, unless the institution complies with applicable capital requirements and the FDIC determines that the activity poses no significant risk to the insurance fund. In general, statutory restrictions on the activities of banks are aimed at protecting the safety and soundness of depository institutions.

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

Affiliate transactions are also subject to Section 23B of the Federal Reserve Act which generally requires that certain transactions between the Bank and its affiliates be on terms substantially the same, or at least as favorable to the Bank, as those prevailing at the time for comparable transactions with or involving other nonaffiliated persons. The Federal Reserve has also issued Regulation W which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretive guidance with respect to affiliate transactions.

The restrictions on loans to directors, executive officers, principal shareholders and their related interests (collectively referred to herein as “insiders”) contained in the Federal Reserve Act and Regulation O apply to all insured institutions and their subsidiaries and holding companies. These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made. There is also an aggregate limitation on all loans to insiders and their related interests. These loans cannot exceed the institution’s total unimpaired capital and surplus, and the FDIC may determine that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions.

Restrictions on Distribution of Subsidiary Bank Dividends and Assets. Dividends paid by the Bank have provided a substantial part of the Company’s operating funds and for the foreseeable future it is anticipated that dividends paid by the Bank to the Company will continue to be the Company’s principal source of operating funds. Capital adequacy requirements serve to limit the amount of dividends that may be paid by the Bank. Under federal law, the Bank cannot pay a dividend if, after paying the dividend, the Bank will be “undercapitalized.” The FDIC may declare a dividend payment to be unsafe and unsound even though the Bank would continue to meet its capital requirements after the dividend. Because the Company is a legal entity separate and distinct from its subsidiaries, its right to participate in the distribution of assets of any subsidiary upon the subsidiary’s liquidation or reorganization will be subject to the prior claims of the subsidiary’s creditors. In the event of a liquidation or other resolution of an insured depository institution, the claims of depositors and other general or subordinated creditors are entitled to a priority of payment over the claims of holders of any obligation of the institution to its shareholders, including any depository institution holding company (such as the Company) or any shareholder or creditor thereof.

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

Audit Reports. Insured institutions with total assets of $500 million or more must submit annual audit reports prepared by independent auditors to federal and state regulators. In some instances, the audit report of the institution’s holding company can be used to satisfy this requirement. Auditors must receive examination reports, supervisory agreements and reports of enforcement actions. In addition, financial statements prepared in accordance with generally accepted accounting principles, management’s certifications concerning responsibility for the financial statements, internal controls and compliance with legal requirements designated by the FDIC, and an attestation by the auditor regarding the statements of management relating to the internal controls must be submitted. For institutions with total assets of more than $3 billion, independent auditors may be required to review quarterly financial statements. FDICIA requires that independent audit committees be formed, consisting of outside directors only. The committees of such institutions must include members with experience in banking or financial management, must have access to outside counsel, and must not include representatives of large customers.

Capital Adequacy Requirements. The FDIC has adopted regulations establishing minimum requirements for the capital adequacy of insured institutions. The FDIC may establish higher minimum requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk.

The FDIC’s risk-based capital guidelines generally require state banks to have a minimum ratio of Tier 1 capital to total tangible risk-weighted assets of 4.0% and a ratio of total capital to total tangible risk-weighted assets of 8.0%. The capital categories have the same definitions for the Bank as for the Company. As of December 31, 2003, the Bank’s ratio of Tier 1 capital to total tangible risk-weighted assets was 14.32% and its ratio of total capital to total tangible risk-weighted assets was 15.40%. See “Management’s Discussion and Analysis of Financial Condition and Result of Operation of the Company - Financial Condition - Capital Resources.”

The FDIC’s leverage guidelines require state banks to maintain Tier 1 capital of no less than 4.0% of average total tangible assets, except in the case of certain highly rated banks for which the requirement is 3.0% of average total assets. The Texas Banking Department has issued a policy which generally requires state chartered banks to maintain a leverage ratio (defined in accordance with federal capital guidelines) of 5.0%. As of December 31, 2003, the Bank’s ratio of Tier 1 capital to average total assets (leverage ratio) was 6.43%.

Corrective Measures for Capital Deficiencies. The federal banking regulators are required to take “prompt corrective action” with respect to capital-deficient institutions. Agency regulations define, for each capital category, the levels at which institutions are “well capitalized,” “adequately capitalized,” “under capitalized,” “significantly under capitalized” and “critically under capitalized.” A “well capitalized” bank has a total risk-based capital ratio of 10.0% or higher; a Tier 1 risk-based capital ratio of 6.0% or higher; a leverage ratio of 5.0% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. An “adequately capitalized” bank has a total risk-based capital ratio of 8.0% or higher; a Tier 1 risk-based capital ratio of 4.0% or higher; a leverage ratio of 4.0% or higher (3.0% or higher if the bank was rated a composite 1 in its most recent examination report and is not experiencing significant growth); and does not meet the criteria for a well capitalized bank. A bank is “under capitalized” if it fails to meet any one of the ratios required to be adequately capitalized. The Bank is classified as “well capitalized” for purposes of the FDIC’s prompt corrective action regulations.

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

As an institution’s capital decreases, the FDIC’s enforcement powers become more severe. A significantly undercapitalized institution is subject to mandated capital raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management and other restrictions. The FDIC has only very limited discretion in dealing with a critically undercapitalized institution and is virtually required to appoint a receiver or conservator.

Banks with risk-based capital and leverage ratios below the required minimums may also be subject to certain administrative actions, including the termination of deposit insurance upon notice and hearing, or a temporary suspension of insurance without a hearing in the event the institution has no tangible capital.

Deposit Insurance Assessments. The Bank must pay assessments to the FDIC for federal deposit insurance protection. The FDIC has adopted a risk-based assessment system as required by FDICIA. Under this system, FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. Institutions assigned to higher risk classifications (that is, institutions that pose a greater risk of loss to their respective deposit insurance funds) pay assessments at higher rates than institutions that pose a lower risk. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. In addition, the FDIC can impose special assessments in certain instances. The current range of BIF assessments is between 0% and 0.27% of deposits.

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

On September 30, 1996, President Clinton signed into law an act that contained a comprehensive approach to re-capitalizing the Savings Association Insurance Fund (“SAIF”) and to assure the payment of the Financing Corporation’s (“FICO”) bond obligations. Under this new act, banks insured under the BIF are required to pay a portion of the interest due on bonds that were issued by FICO to help shore up the ailing Federal Savings and Loan Insurance Corporation in 1987. The BIF-rate was required to equal one-fifth of the SAIF rate through year-end 1999, or until the insurance funds merged, whichever occurred first. Thereafter, BIF and SAIF payers will be assessed pro rata for the FICO bond obligations. With regard to the assessment for the FICO obligation, for the fourth quarter 2003, both the BIF and SAIF rates were .00152% of deposits.

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

Cross-Guarantee Provisions. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) contains a “cross-guarantee” provision which generally makes commonly controlled insured depository institutions liable to the FDIC for any losses incurred in connection with the failure of a commonly controlled depository institution.

Community Reinvestment Act. The CRA and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks. These regulations also provide for regulatory assessment of a bank’s record in meeting the needs of its service area when considering applications to establish branches, merger applications and applications to acquire the assets and assume the liabilities of another bank. FIRREA requires federal banking agencies to make public a rating of a bank’s performance under the

CRA. In the case of a bank holding company, the CRA performance record of the banks involved in the transaction are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction.

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

The USA Patriot Act of 2001. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA Patriot Act”) was enacted in October 2001. The USA Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ ability to work cohesively to combat terrorism on a variety of fronts. The potential impact of the USA Patriot Act on financial institutions of all kinds is significant and wide ranging. The USA Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including: (i) due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons; (ii) standards for verifying customer identification at account opening; (iii) rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (iv) reports by nonfinancial trades and business filed with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000; and (v) filing of suspicious activities reports involving securities by brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

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

Sarbanes-Oxley Act of 2002. In June 2003, the Securities and Exchange Commission adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002. Commencing with its 2004 Annual Report on Form 10-K, the Company will be required to include a report of management on the Company’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate control over financial reporting as of year-end; of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting; and that the Company’s independent accounting firm has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which report is also required to be filed as part of the Annual Report.

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

Expanding Enforcement Authority

One of the major additional burdens imposed on the banking industry by FDICIA is the increased ability of banking regulators to monitor the activities of banks and their holding companies. In addition, the Federal Reserve Board and FDIC possess extensive authority to police unsafe or unsound practices and violations of applicable laws and regulations by depository institutions and their holding companies. For example, the FDIC may terminate the deposit insurance of any institution which it determines has engaged in an unsafe or unsound practice. The agencies can also assess civil money penalties, issue cease and desist or removal orders, seek injunctions, and publicly disclose such actions. FDICIA, FIRREA and other laws have expanded the agencies’ authority in recent years, and the agencies have not yet fully tested the limits of their powers.

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

ITEM 2. PROPERTIES

The Company conducts business at 51 full-service banking locations. The Company’s headquarters are located at Prosperity Bank Plaza, 4295 San Felipe, in the Galleria area in Houston, Texas. The Company owns all of the buildings in which its Banking Centers are located other than those listed below. The expiration dates of the leases listed below do not include renewal option periods which may be available.

Banking Center	Expiration Date of Lease
Abrams Centre	December 2008
Bellaire	October 2007
City West	January 2009
Copperfield	April 2005
Downtown	October 2012
Fairfield	May 2005
Galveston	November 2005
Gladebrook	October 2010
Medical Center	February 2005
Post Oak	June 2007
Preston Road	September 2013
River Oaks	December 2004
Waugh Drive	February 2011

The following table sets forth specific information on each of the Company’s locations:

Location	Address	Deposits at December 31, 2003
		(Dollars in thousands)
Abrams Centre	9330 LBJ Freeway Dallas, TX 75243	$44,987

Aldine	1906 Aldine Bender Houston, TX 77032	16,012

Angleton	116 South Velasco Angleton, TX 77516	54,212

Bay City	1600 Seventh St. Bay City, TX 77404 (includes drive-thru located approximately ¼ mile from main office)	81,166

Beeville	100 South Washington Beeville, TX 78102	83,466

Location	Address	Deposits at December 31, 2003
		(Dollars in thousands)
Bellaire	6800 West Loop South Suite 100 Bellaire, TX 77401	$26,244

Blooming Grove	109 South Fordyce Street Blooming Grove, TX 76626	11,646

Camp Wisdom	3515 W. Camp Wisdom Road Dallas, TX 75237	27,074

Cedar Hill	217 East FM 1382 Cedar Hill, TX 75104	46,726

CityWest	2500 CityWest Blvd. Houston, TX 77042	21,782

Clear Lake	100 West Medical Center Blvd. Webster, TX 77598	50,760

Cleveland	104 West Crockett Cleveland, TX 77237	106,194

Copperfield	8686 Highway 6 North Houston, TX 77095	10,739

Corsicana	100 South Main Street Corsicana, TX 75110	22,688

Cuero	106 North Esplanade Cuero, TX 77954	29,962

Cypress	25820 U.S. 290 Cypress, TX 77429	35,698

Dayton	106 North Main Dayton, TX 77535	60,379

Downtown	777 Walker, Suite L140 Houston, TX 77002	11,261

East Bernard	700 Church St. East Bernard, TX 77435	57,794

Edna	102 North Wells Edna, TX 77962	61,497

El Campo	1301 North Mechanic El Campo, TX 77437	106,453

Ennis	207 South Clay Ennis, TX 75119	39,550

Fairfield	15050 Fairfield Village Square Dr. Cypress, TX 77433	6,743

Location	Address	Deposits at December 31, 2003
		(Dollars in thousands)
Galveston	2424 Market St. Galveston, TX 77550	$4,870

Gladebrook	3934 FM 1960 West, Suite 100 Houston, TX 77068	23,277

Goliad	145 North Jefferson Goliad, TX 77963	14,581

Highway 6-West	1070 Highway 6 South Houston, TX 77077	7,679

Hitchcock	8300 Highway 6 Hitchcock, TX 77563	11,655

Kiest	333 West Kiest Boulevard Dallas, TX 75224	48,860

Liberty	520 Main St. Liberty, TX 77575	52,596

Magnolia	18935 FM 1488 Magnolia, TX 77355	31,265

Mathis	103 North Highway 359 Mathis, TX 78368	31,197

Medical Center	7505 South Main St., Suite 100 Houston, TX 77030	32,542

Memorial	12602 Memorial Drive Houston, TX 77024	22,057

Mont Belvieu	10305 Eagle Drive Mont Belvieu, TX 77580	13,875

Needville	13325 Highway 36 Needville, TX 77461	25,103

Palacios	600 Henderson Palacios, TX 77465	24,301

Post Oak	3040 Post Oak Blvd. Suite 150 Houston, TX 77056	106,450

Preston Road	18800 Preston Road Dallas, TX 75252	23,461

Red Oak	500 North I-35 Service Road Red Oak, TX 75154	58,501

River Oaks (headquarters)	4295 San Felipe Houston, TX 77027	135,598

Sweeny	206 North McKinney Sweeny, TX 77480	10,316

Location	Address	Deposits at December 31, 2003
		(Dollars in thousands)
Tanglewood	5707 Woodway Houston, TX 77057	$10,854

Turtle Creek	3802 Oak Lawn Avenue Dallas, TX 75219	29,920

Victoria	2702 North Navarro Victoria, TX 77901	55,127

Waugh Drive	55 Waugh Drive Houston, TX 77007	45,102

West Columbia	510 East Brazos West Columbia, TX 77486	43,795

Westmoreland	2415 S. Westmoreland Rd. Dallas, TX 75211	68,723

Wharton	143 West Burleson Wharton, TX 77488	73,660

Winnie	146 Spur 5 Winnie, TX 77665	11,695

Woodcreek	2828 FM 1960 East Houston, TX 77073	53,655

ITEM 3. LEGAL PROCEEDINGS

Neither the Company nor the Bank is currently a party to any material legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company’s Common Stock began trading on November 12, 1998 and is listed on the Nasdaq National Market System under the symbol “PRSP”. Prior to that date, the Common Stock was privately held and not listed on any public exchange or actively traded. As of March 8, 2004, there were 20,944,705 shares outstanding and 641 shareholders of record. The number of beneficial owners is unknown to the Company at this time.

The following table presents the high and low sales prices for the Common Stock reported on the Nasdaq National Market during the two years ended December 31, 2003:

2003	High	Low
Fourth Quarter	$24.350	$20.750
Third Quarter	22.990	18.650
Second Quarter	19.900	16.160
First Quarter	19.840	16.300

2002	High	Low
Fourth Quarter	$19.950	$15.280
Third Quarter	19.950	15.000
Second Quarter	18.590	15.550
First Quarter	16.275	13.475

Dividends

Holders of Common Stock are entitled to receive dividends when, as and if declared by the Company’s Board of Directors out of funds legally available therefor. While the Company has declared dividends on its Common Stock since 1994, and paid quarterly dividends aggregating $0.25 per share in 2003 and $0.22 per share in 2002, there is no assurance that the Company will continue to pay dividends in the future.

The principal source of cash revenues to the Company is dividends paid by the Bank with respect to the Bank’s capital stock. There are certain restrictions on the payment of such dividends imposed by federal and state banking laws, regulations and authorities. Under federal law, the Bank cannot pay a dividend if it will cause the Bank to be “undercapitalized.” The Bank is also subject to risk-based capital rules that restrict its ability to pay dividends. The risk-based capital rules set a specific schedule for achieving minimum capital levels in relation to risk-weighted assets. Regulatory authorities can impose stricter limitations on the ability of the Bank to pay dividends if they consider the payment to be an unsafe or unsound practice.

The cash dividends declared per share by quarter (and paid on the first business day of the subsequent quarter) for the Company’s last two fiscal years were as follows:

	2003	2002
Fourth quarter	$0.0625	$0.055
Third quarter	0.0625	0.055
Second quarter	0.0625	0.055
First quarter	0.0625	0.055

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

The Company currently has two stock option plans, both of which were approved by the Company’s shareholders. The following table provides information as of December 31, 2003 regarding the Company’s equity compensation plans under which the Company’s equity securities are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	599,692	(1)	$11.69	553,500
Equity compensation plans not approved by security holders	—		—	—

Total	599,692		$11.69	553,500

(1)	Includes (a) 17,065 shares which may be issued upon exercise of options outstanding assumed by the Company in connection with the acquisition of Paradigm Bancorporation, Inc. at a weighted average exercise price of $10.77 and (b) 31,127 shares which may be issued upon exercise of options outstanding assumed by the Company in connection with the acquisition of MainBancorp, Inc. at a weighted average exercise price of $16.26.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data for, and as of the end of, each of the years in the five-year period ended December 31, 2003 are derived from and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto and the information contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The consolidated financial statements as of December 31, 2003 and 2002 and for each of the years in the three-year period ended December 31, 2003 and the report thereon of Deloitte & Touche LLP are included elsewhere in this document. The historical financial data of the Company has been restated to include the accounts and operations of Commercial Bancshares, Inc. for all periods prior to February 23, 2001. All per share data for 2002 and prior years has been restated to include the two-for-one stock split effective May 31, 2002.

	As of and for the Years Ended December 31,
	2003	2002	2001		2000	1999
	(Dollars in thousands, except per share data)
Income Statement Data:
Interest income	$90,845	$80,742	$76,520		$70,079	$56,458
Interest expense	23,716	25,931	35,785		35,564	26,189

Net interest income	67,129	54,811	40,735		34,515	30,269
Provision for credit losses	483	1,010	700		275	420

Net interest income after provision for credit losses	66,646	53,801	40,035		34,240	29,849
Noninterest income	16,887	11,528	8,590		7,760	6,151
Noninterest expense	44,572	34,453	30,295	(1)	26,767	21,822

Income before taxes	38,961	30,876	18,330	(1)	15,233	14,178
Provision for income taxes	12,413	9,555	5,372	(1)	4,532	4,747

Net income	$26,548	$21,321	$12,958	(1)	$10,701	$9,431

Per Share Data(2):
Basic earnings per share	$1.38	$1.25	$0.80	(3)	$0.67	$0.59
Diluted earnings per share	1.36	1.22	0.79	(3)	0.65	0.58
Book value per share	10.49	8.19	5.47		4.98	4.32
Cash dividends declared	0.25	0.22	0.195		0.18	0.10
Dividend payout ratio	18.29%	18.13%	24.39%		25.75%	19.10%
Weighted average shares outstanding (basic) (in thousands)	20,046	17,122	16,172		16,064	15,972
Weighted average shares outstanding (diluted) (in thousands)	20,357	17,442	16,498		16,454	16,408
Shares outstanding at end of period (in thousands)	20,930	18,896	16,210		16,144	15,990

Balance Sheet Data (at period end):
Total assets	$2,398,683	$1,822,256	$1,262,325		$1,146,140	$1,027,631
Securities	1,376,880	950,317	752,322		586,952	514,983
Loans	770,053	679,559	424,400		411,203	366,803
Allowance for credit losses	10,345	9,580	5,985		5,523	5,031
Total deposits	2,083,748	1,586,611	1,123,397		1,033,546	878,589
Borrowings and notes payable	30,936	37,939	18,080		13,931	53,119
Total shareholders’ equity	219,588	154,739	88,725		80,333	69,025
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts(4)	58,000	33,000	27,000		12,000	12,000

Average Balance Sheet Data:
Total assets	$2,005,677	$1,469,860	$1,191,190		$1,045,882	$875,781
Securities	1,108,153	818,362	666,241		550,431	465,788
Loans	697,235	524,885	419,553		383,054	319,178
Allowance for credit losses	9,525	7,350	5,586		5,245	4,272
Total deposits	1,749,045	1,300,884	1,061,195		920,526	767,879
Total shareholders’ equity	170,167	114,234	85,319		72,952	64,911
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts(4)	47,583	28,750	18,875		12,000	1,500

(Table continued on next page)

	As of and for the Years Ended December 31,
	2003	2002	2001		2000	1999
	(Dollars in thousands, except per share data)
Performance Ratios:
Return on average assets	1.32%	1.45%	1.09	%(5)	1.02%	1.08%
Return on average equity	15.60	18.66	15.19	(5)	14.67	14.53
Net interest margin (tax-equivalent) (6)	3.78	4.16	3.86		3.69	3.77
Efficiency ratio (7)	51.58	50.36	60.14	(5)	62.29	59.29

Asset Quality Ratios (8):
Nonperforming assets to total loans and other real estate	0.13%	0.38%	0.00%		0.32%	0.34%
Net loan charge-offs (recoveries) to average loans	0.23	0.08	0.06		(0.04)	(0.11)
Allowance for credit losses to total loans	1.34	1.41	1.41		1.34	1.37
Allowance for credit losses to nonperforming loans (9)	1,115.97	408.53	n/m	(10)	700.89	657.65

Capital Ratios(8):
Leverage ratio	7.10%	6.56%	7.57%		6.17%	6.17%
Average shareholders’ equity to average total assets	8.52	8.52	7.16		6.98	7.41
Tier 1 risk-based capital ratio	15.82	14.10	18.34		13.80	13.89
Total risk-based capital ratio	16.90	15.30	19.52		14.93	15.74

(1)	Certain income statement data for the year ended December 31, 2001 includes the merger-related expenses of $2.4 million, net of tax.
(2)	Adjusted for a two-for one stock split effective May 31, 2002.
(3)	Earnings per share amounts for the year ended December 31, 2001 include the merger-related expenses of $2.4 million.
(4)	Consists of $12.0 million of trust preferred securities of Prosperity Capital Trust I due November 12, 2029, $15.0 million of trust preferred securities of Prosperity Statutory Trust II due July 31, 2031, $6.0 million of trust preferred securities of Paradigm Capital Trust II due February 20, 2031, $12.5 million of trust preferred securities of Prosperity Statutory Trust III due September 17, 2033 and $12.5 million of trust preferred securities of Prosperity Statutory Trust IV due December 30, 2033.
(5)	Selected performance ratios for the year ended December 31, 2001 include the merger-related expenses of $2.4 million.
(6)	Calculated on a tax-equivalent basis using a 35% federal income tax rate for the years ended December 31, 2003, 2002 and 2001 and a 34% federal income tax rate for the years ended December 31, 1999 and 2000.
(7)	Calculated by dividing total noninterest expense, excluding securities losses and credit loss provisions, by net interest income plus noninterest income. The interest expense related to debentures issued by the Company in connection with the issuance by subsidiary trusts of trust preferred securities is treated as interest expense for this calculation. Additionally, taxes are not part of this calculation.
(8)	At period end, except for net loan charge-offs to average loans and average shareholders’ equity to average total assets, which is for periods ended at such dates.
(9)	Nonperforming loans consist of nonaccrual loans, loans contractually past due 90 days or more, restructured loans and any other loan management deems to be nonperforming.
(10)	Amount not meaningful. Nonperforming assets totaled $1,000 at December 31, 2001.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company’s balance sheets and statements of income. This section should be read in conjunction with the Company’s consolidated financial statements and accompanying notes and other detailed information appearing elsewhere in this Annual Report on Form 10-K. The Commercial Merger was accounted for as a pooling of interests and therefore the historical financial data of the Company has been restated to include the accounts and operations of Commercial for all periods prior to February 23, 2001.

For the Years Ended December 31, 2003, 2002 and 2001

Overview

The Company generates the majority of its revenues from interest income on loans, service charges on customer accounts and income from investment in securities. The revenues are offset by interest expense paid on deposits and other borrowings and non-interest expenses such as administrative and occupancy expenses. Net interest income is the difference between interest income on earning assets such as loans and securities and interest expense on liabilities such as deposits and borrowings which are used to fund those assets. Net interest income is the Company’s largest source of revenue, representing 62.3% of total revenue during 2003. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and margin. The low rate environment has negatively impacted the Company’s net interest margin however the Company has recognized increased net interest income due to the rates paid on interest bearing liabilities decreasing at a greater rate than the decrease in the rate earned on interest earning assets and an increase in the volume of interest-earning assets.

Three principal components of the Company’s growth strategy are internal growth, stringent cost control practices and strategic merger transactions. The Company focuses on continual internal growth. Each Banking Center is operated as a separate profit center, maintaining separate data with respect to its net interest income, efficiency ratio, deposit growth, loan growth and overall profitability. Banking Center Presidents and Managers are accountable for performance in these areas and compensated accordingly. The Company also focuses on maintaining stringent cost control practices and policies. The Company has invested significantly in the infrastructure required to centralize many of its critical operations, such as data processing and loan application processing. Management believes that this centralized infrastructure can accommodate substantial additional growth while enabling the Company to minimize operational costs through certain economies of scale. The Company also intends to continue to seek expansion opportunities. During 2003, eleven banking centers were acquired in the Dallas/Fort Worth area. The acquisitions of Abrams and Dallas Bancshares were completed in May and June 2003, respectively, adding three banking centers in Dallas. The mergers with MainBancorp and FSBNT were completed in November and December 2003, respectively, adding an additional eight banking centers in Dallas. As a part of these acquisitions, two of the acquired banking centers were combined into existing banking centers nearby bringing the total to nine banking centers added in 2003.

Net income was $26.6 million, $21.3 million and $13.0 million for the years ended December 31, 2003, 2002 and 2001, respectively, and diluted earnings per share were $1.36, $1.22 and $0.79, respectively, for these same periods. Earnings growth during both 2003 resulted principally from an increase in loan volume and acquisitions, including the Abrams, Dallas Bancshares, Mainbancorp and FSBNT acquisitions. Earnings growth during both 2002 and 2001 also resulted principally from an increase in loan volume and acquisitions, including the Texas Guaranty, First State, Paradigm, FNB, Southwest and Commercial acquisitions. The Company posted returns on average assets of 1.32%, 1.45% and 1.09% and returns on average equity of 15.60%, 18.66% and 15.19% for the years ended December 31, 2003, 2002 and 2001, respectively. The Company’s efficiency ratio was 51.58% in 2003, 50.36% in 2002 and 60.14% in 2001.

Total assets at December 31, 2003, 2002 and 2001 were $2.399 billion, $1.822 billion and $1.262 billion, respectively. Total deposits at December 31, 2003, 2002 and 2001 were $2.084 billion, $1.587 billion, and $1.123 billion, respectively, with deposit growth in each period resulting from acquisitions and internal growth. Total loans were $770.1 million at December 31, 2003, an increase of $90.5 million or 13.3% from $679.6 million at the end of 2002. Total loans were $424.4 million at year-end 2001. At December 31, 2003, the Company had $681,000 in nonperforming loans and its allowance for credit losses was $10.4 million. Shareholders’ equity was $219.6 million, $154.7 million and $88.7 million at December 31, 2003, 2002 and 2001, respectively.

On February 23, 2001, the Company completed its merger with Commercial Bancshares, Inc. As a result of the Commercial Merger, the Company issued an aggregate of 5,537,220 (after two for one stock split) shares of its Common Stock to the holders of Commercial common stock. In connection with the Commercial Merger, the Company incurred approximately $2.4 million in pretax merger-related expenses and other charges (the “Special Charge”). The transaction was accounted for as a pooling of interests and therefore the historical financial data of the Company has been restated to include the accounts and operations of Commercial for all periods prior to the effective time of the Commercial Merger.

On May 31, 2002, the Company effected a two-for-one stock split in the form of a 100 percent stock dividend to shareholders of record on May 20, 2002. The Company issued approximately 8.1 million shares in connection with the split. All per share and share information for 2002 and prior periods has been restated to reflect this split.

Critical Accounting Policies

The Company’s accounting policies are integral to understanding the results reported. Accounting policies are described in detail in Note 1 to the consolidated financial statements. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity:

Allowance for Credit Losses - The allowance for credit losses is a reserve established through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses which it believes is adequate for estimated losses in the Company’s loan portfolio. Based on an evaluation of the loan portfolio, management presents a monthly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. In making its evaluation, management considers factors such as historical loan loss experience, industry diversification of the Company’s commercial loan portfolio, the amount of nonperforming assets and related collateral, the volume, growth and composition of the Company’s loan portfolio, current economic changes that may affect the borrower’s ability to pay and the value of collateral, the evaluation of the Company’s loan portfolio through its internal loan review process and other relevant factors. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. Charge-offs occur when loans are deemed to be uncollectible. The allowance for credit losses includes allowance allocations calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS 118, and allowance allocations determined in accordance with SFAS No. 5, “Accounting for Contingencies.”

Results of Operations

Net Interest Income

The Company’s operating results depend primarily on its net interest income, which is the difference between interest income on interest-earning assets, including securities and loans, and interest expense incurred on interest-bearing liabilities, including deposits and other borrowed funds. Interest rate fluctuations, as well as changes in the amount and type of earning assets and liabilities, combine to affect net interest income. The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.”

2003 versus 2002. Net interest income for the year ended December 31, 2003 was $67.1 million compared with $54.8 million for the year ended December 31, 2002, an increase of $12.3 million or 22.5%. The improvement in net interest income for 2003 was principally due to an increase in total average interest-earning assets to $1.830 billion at December 31, 2003 from $1.364 billion at December 31 2002, an increase of $466.2 million or 34.2%. The improvement in net interest income for 2003 was partially offset by a decrease in the yield on earning-assets that exceeded the decrease in the rate paid on interest-bearing liabilities. Total cost of interest-bearing liabilities decreased 74 basis points from 2.39% at December 31, 2002 to 1.65% at December 31, 2003 while total yield on interest-earning assets decreased 96 basis points from 5.92% at December 31, 2002 to 4.96% at December 31, 2003.

Net interest margin (not on a tax equivalent basis), defined as net interest income divided by average interest-earning assets, for 2003 was 3.67% down 35 basis points from 4.02% in 2002. The decline in the net interest margin is attributable to declines in the level of interest rates as managed by the Federal Reserve Board and to lower yields on loans and the securities portfolio resulting from increased amortization of purchased premiums as a result of the high level of refinancings of home mortgages experienced during 2003. Declines in yields on interest-earning assets were partially offset by reductions in the cost of interest-bearing liabilities. Demand deposits represent an important component of funding sources and averaged 20.7% of total deposits in 2003 as compared to 20.3% in 2002.

2002 versus 2001. Net interest income for the year ended December 31, 2002 was $54.8 million compared with $40.7 million for the year ended December 31, 2001, an increase of $14.1 million or 34.6%. The improvement in net interest income for 2002 was principally due to an increase in total average interest-earning assets and a decrease in the rate paid on interest-bearing liabilities that exceeded the decrease in the yield on interest-earning assets by 94 basis points. Average interest-earning assets increased $247.9 million from $1.116 billion at December 31, 2001 to $1.364 billion at December 31, 2002. Total cost of interest-bearing liabilities decreased 160 basis points from 3.99% at December 31, 2001 to 2.39% at December 31, 2002. Total yield on interest-earning assets decreased 66 basis points from 6.58% at December 31, 2001 to 5.92% at December 31, 2002. The net interest margin increased 37 basis points to 4.02% at December 31, 2002 from 3.65% at December 31, 2001.

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

	Years Ended December 31,
	2003			2002			2001
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans.	$697,235	$46,686	6.70%	$524,885	$38,330	7.30%	$419,553	$34,731	8.28%
Securities (1)	1,108,153	43,911	3.96	818,362	42,104	5.14	666,241	40,353	6.06
Federal funds sold and other temporary investments	24,976	248	0.99	20,956	308	1.47	30,478	1,436	4.71

Total interest-earning assets	1,830,364	90,845	4.96%	1,364,203	80,742	5.92%	1,116,272	76,520	6.58%

Less allowance for credit losses	(9,525)			(7,350)			(5,586)

Total interest-earning assets, net of allowance	1,820,839			1,356,853			1,110,686
Noninterest-earning assets	184,838			113,007			80,504

Total assets	$2,005,677			$1,469,860			$1,191,190

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$371,801	$4,187	1.13%	$249,045	$3,162	1.27%	$199,077	$4,529	2.27%
Savings and money market accounts.	406,333	3,502	0.86	315,717	5,219	1.65	252,576	7,978	3.16
Certificates of deposit	616,353	14,944	2.42	505,796	16,595	3.28	428,314	22,273	5.20
Federal funds purchased and other borrowings	38,824	1,083	2.79	16,435	955	5.81	17,219	1,005	5.84

Total interest-bearing liabilities	1,433,311	23,716	1.65%	1,086,993	25,931	2.39%	897,186	35,785	3.99%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	354,558			230,326			181,228
Company obligated mandatorily redeemable trust preferred securities of subsidiary trusts	38,208			28,750			18,875
Other liabilities	9,433			9,557			8,582

Total liabilities	1,835,510			1,355,626			1,105,871

Shareholders’ equity	170,167			114,234			85,319

Total liabilities and shareholders’equity	$2,005,677			$1,469,860			$1,191,190

Net interest rate spread			3.31%			3.53%			2.86%
Net interest income and margin (2)		$67,129	3.67%		$54,811	4.02%		$40,735	3.65%

Net interest income and margin (tax-equivalent basis) (3)		$69,242	3.78%		$56,734	4.16%		$43,057	3.86%

(1)	Yield is based on amortized cost and does not include any component of unrealized gains or losses.
(2)	The net interest margin is equal to net interest income divided by average interest-earning assets.
(3)	In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35% for the years ended December 31, 2003, 2002 and 2001 and other applicable effective tax rates.

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

	Years Ended December 31,
	2003 vs. 2002			2002 vs. 2001
	(Dollars in thousands)

	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Loans	$12,586	$(4,230)	$8,356	$8,719	$(5,120)	$3,599
Securities	14,909	(13,102)	1,807	9,214	(7,463)	1,751
Federal funds sold and other temporary investments	59	(119)	(60)	(449)	(679)	(1,128)

Total increase (decrease) in interest income	27,554	(17,453)	10,103	17,484	(13,262)	4,222

Interest-bearing liabilities:
Interest-bearing demand deposits	1,559	(534)	1,025	1,137	(2,504)	(1,367)
Savings and money market accounts	1,498	(3,215)	(1,717)	1,994	(4,753)	(2,759)
Certificates of deposit	3,627	(5,278)	(1,651)	4,029	(9,707)	(5,678)
Federal funds purchased and other borrowings	1,301	(1,173)	128	(46)	(4)	(50)

Total increase (decrease) in interest expense	7,985	(10,200)	(2,215)	7,114	(16,968)	(9,854)

Increase (decrease) in net interest income	$19,569	$(7,253)	$12,318	$10,370	$3,706	$14,076

Provision for Credit Losses

The Company’s provision for credit losses is established through charges to income in the form of the provision in order to bring the Company’s allowance for credit losses to a level deemed appropriate by management based on the factors discussed under “Financial Condition - Allowance for Credit Losses”. The allowance for credit losses at December 31, 2003 was $10.4 million, representing 1.34% of outstanding loans. The provision for credit losses for the year ended December 31, 2003 was $483,000 compared with $1.0 million for the year ended December 31, 2002. In 2002, an additional $500,000 provision for credit loss was made in anticipation of increased charge-offs related to loans acquired through acquisitions that year. The increased charge-offs were made in 2003, with net loan charge-offs of $1.618 million compared to $396,000 in loan charge-offs for the year ended December 31, 2002. The Company had $238,000 in net loan charge-offs during 2001.

Noninterest Income

The Company’s primary sources of noninterest income are service charges on deposit accounts and other banking service related fees. Non-interest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method. Banking related service fees include check cashing fees, official check fees, safe deposit box rent and currency handling fees. In 2003, noninterest income totaled $16.9 million, an increase of $5.4 million or 46.5% compared with $11.5 million in 2002. The increase was primarily due to an increase in insufficient funds charges and customer service charges which resulted from an increase in the number of accounts due to the Abrams, Dallas Bancshares, MainBancorp and FSBNT acquisitions. The four acquisitions in 2003 added approximately 33,500 deposit accounts and over 5,000 debit cards. Noninterest income for 2002 was $11.5 million, an increase of $2.9 million or 34.2% from $8.6 million in 2001, resulting largely from an increase in service charges due to the additional deposit accounts from the Texas Guaranty, First State, Paradigm, FNB and Southwest acquisitions.

The following table presents for the periods indicated the major categories of noninterest income:

	Years Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Service charges on deposit accounts	$14,236	$9,764	$7,530
Banking related service fees	780	527	372
Trust and investment income	502	444	273
Gains (losses) on sale of assets	379	39	(72)
Other noninterest income	990	754	487

Total noninterest income.	$16,887	$11,528	$8,590

Noninterest Expense

For the years ended December 31, 2003, 2002 and 2001, noninterest expense totaled $44.6 million, $34.5 million and $30.3 million, respectively.

The following table presents for the periods indicated the major categories of noninterest expense:

	Years Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Salaries and employee benefits	$22,422	$16,379	$12,955
Non-staff expenses:
Net occupancy expense	4,492	3,439	1,971
Depreciation expense	2,535	1,830	1,570
Data processing	2,128	2,131	2,126
Regulatory assessments and FDIC insurance	427	367	249
Ad valorem and franchise taxes	851	676	434
Goodwill and core deposit intangibles amortization	818	192	1,363
Communications expense (1)	2,528	1,966	1,424
Minority expense-trust preferred securities	2,551	2,104	1,580
Merger-related expenses	—	—	2,425
Other	5,820	7,557	4,198

Total noninterest expense	$44,572	$34,453	$30,295

(1)	Communications expense includes telephone, data circuits, postage and courier expenses.

For the year ended December 31, 2003, noninterest expense totaled $44.6 million, an increase of $10.1 million or 29.4% over $34.5 million for the same period in 2002. This increase is principally due to increases in salaries and employee benefits, net occupancy and depreciation costs and communications expenses offset by a decrease in other expenses. For the year ended December 31, 2002, noninterest expense totaled $34.5 million, an increase of $10.1 million or 29.4% over $30.3 million for the same period in 2001. Noninterest expense for the year ended December 31, 2001 contained $2.4 million in merger-related expenses associated with the Commercial merger in 2001. These items and other changes in the various components of noninterest expense are discussed in more detail below.

Salaries and Employee Benefits. Salaries and employee benefits increased $6.0 million from $16.4 million at December 31, 2002 to $22.4 million at December 31, 2003 primarily due to increased staff associated with the Abrams, Dallas Bancshares, MainBancorp and FSBNT acquisitions in 2003 and partially attributable to annual merit increases. The number of associates employed by the company increased from 501 at December 31, 2002 to 629 at December 31, 2003. Salaries and employee benefits increased $3.4 million from $13.0 million at December 31, 2001 to $16.4 million at December 31, 2002 primarily due to increased staff associated with the Texas Guaranty, Paradigm, First State, FNB and Southwest acquisitions in 2002.

Net Occupancy and Depreciation Expenses. Net occupancy expense increased $1.1 million or 30.6% to $4.5 million at December 31, 2003 from $3.4 million at December 31, 2002. Depreciation expense increased $705,000 from $1.8 million to $2.5 million for the same periods. Both increases are attributable to the addition of nine banking centers associated with the acquisitions made in 2003. Net occupancy expense increased $1.5 million or 74.5% to $3.4 million at December 31, 2002 from $2.0 million at December 31, 2001. Depreciation expense increased $260,000 from $1.6 million to $1.8 million for the same periods. Both increases are attributable to the addition of 13 banking centers acquired in 2002.

Communications Expense. Communications expense includes telephone, data circuits, postage and courier expenses. Communications expense was $2.5 million for the year ended December 31, 2003 compared to $2.0 million for the same period in 2002, an increase of $562,000 or 28.6%. The increase is attributable to the addition of nine banking centers in Dallas, Texas associated with the acquisitions made in 2003. Communications expense increased $540,000 or 38.1% from $1.4 million at December 31, 2001 to $2.0 million for the same period in 2002. The increase is associated with the addition of 13 banking centers acquired in 2002.

Goodwill and Core Deposit Intangibles Amortization. Goodwill and core deposit intangibles amortization was $818,000 for the year ended December 31, 2003 compared to $192,000 for the same period in 2002, an increase of $626,000 or 326.0%. The increase is attributable to the addition of $3.1 million in core deposit intangible assets associated with the Abrams, Dallas Bancshares and MainBancorp acquisitions in 2003. Core deposit intangibles are being amortized on an accelerated basis over an eight year life. Goodwill and core deposit intangibles amortization decreased $1.2 million or 859.1% from $1.4 million at December 31, 2001 to $192,000 for the same period in 2002. The decrease is associated with an accounting change requiring the amortization of goodwill to cease as of December 31, 2001.

Minority Expense-Trust Preferred Securities. Non-interest expense was also impacted by an increase in minority interest expense related to the trust preferred securities due to the issuance of $12.5 million in trust preferred securities in July 2003 and a second issuance of $12.5 million in trust preferred securities on December 30, 2003. Minority expense-trust preferred securities increased $524,000 from $1.6 million at December 31, 2001 to $2.1 million at December 31, 2002. This increase is primarily related to the issuance of $15.0 million in trust preferred securities in July 2002 and the assumption of an additional $6.0 million in trust preferred securities assumed with the Paradigm acquisition. Beginning in the first quarter 2004, this minority interest expense will be accounted for as interest expense.

Other Noninterest Expense. Other operating expenses of $5.8 million at December 31, 2003 represented a decrease of $1.7 million or 29.8% compared with $7.6 million in 2002. The decrease reflects the Company’s continued success in controlling operating expenses and the cost savings achieved with the acquisitions in 2002. Other operating expenses increased $3.4 million or 80.0% from $4.2 million at December 31, 2001 to $7.6 million at December 31, 2002. The increase is attributable to acquisition expenses related to the acquisitions made in 2002.

Efficiency Ratio. The efficiency ratio is a supplemental financial measure utilized in management’s internal evaluation of the Company and is not defined under generally accepted accounting principles. The efficiency ratio is calculated by dividing total noninterest expense, excluding securities losses and credit loss provisions, by net interest income plus noninterest income. The interest expense related to debentures issued by the Company in connection with the issuance by subsidiary trusts of trust preferred securities is treated as interest expense for this calculation. Additionally, taxes are not part of this calculation. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources. The Company’s efficiency ratio was 51.58% at December 31, 2003, a slight increase from 50.36% at December 31, 2002. This increase was principally due the acquisition of MainBancorp and FSBNT in November and December 2003, respectively. The Company’s efficiency ratio was 60.14% at December 31, 2001.

Income Taxes

The amount of federal income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of nondeductible interest expense and the amount of other nondeductible expenses. For the year ended December 31, 2003, income tax expense was $12.4 million compared with $9.6 million for the year ended December 31, 2002 and $5.4 million for the year ended December 31, 2001. The increases were primarily attributable to higher pretax net earnings which resulted from an increase in net interest income for the year ended December 31, 2003 when compared to the same period in 2002 and 2001. In addition, the Company incurred $2.4 million in merger-related expenses during the year ended December 31, 2001 which had a tax benefit of approximately $849,000. The effective tax rate in the years ended December 31, 2003, 2002 and 2001 was 31.9%, 30.9% and 29.3%, respectively. The effective income tax rates differed from the U.S. statutory rate of 35% during the comparable periods primarily due to the effect of tax-exempt income from loans and securities. Prior to 2002, the effective tax rate was also impacted by non-deductible goodwill amortization.

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

The Company adopted the provisions of SFAS No. 142 as of January 1, 2002. Goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001 are no longer amortized. Goodwill from business combinations completed prior to June 30, 2001 was amortized through December 31, 2001.

Impact of Inflation

The effects of inflation on the local economy and on the Company’s operating results have been relatively modest for the past several years. Since substantially all of the Company’s assets and liabilities are monetary in nature, such as cash, securities, loans and deposits, their values are less sensitive to the effects of inflation than to changing interest rates, which do not necessarily change in accordance with inflation rates. The Company tries to control the impact of interest rate fluctuations by managing the relationship between its interest rate sensitive assets and liabilities. See “Financial Condition - Interest Rate Sensitivity and Market Risk.”

Financial Condition

Loan Portfolio

At December 31, 2003, total loans were $770.1 million, an increase of $90.5 million or 13.3% from $679.6 million at December 31, 2002. The growth in loans is primarily attributable to the combined effect of internal growth and the Abrams, Dallas Bancshares, MainBancorp and FSBNT acquisitions. At December 31, 2003, total loans at the banking centers acquired in 2003 totaled $125.9 million. Total loans at the banking centers acquired in 2002, which includes Texas Guaranty, First State, Paradigm, FNB and Southwest acquisitions, decreased $49.9 million from their December 31, 2002 balance of $225.4 million, while total loans at all banking centers in existence at January 1, 2002 increased approximately $13.5 million from 2002 to 2003. The decrease in loans from the 2002 acquisitions is due to expected pay-offs and charge-offs previously identified prior to the respective acquisition date and an increase in re-financing that occurred in reaction to the low rate environment. The Company was unwilling to re-finance at low, long-term fixed rates. At December 31, 2003, total loans were 37.0% of deposits and 32.1% of total assets. At December 31, 2002, total loans were 42.8% of deposits and 37.3% of total assets. Loans increased 60.1% during 2002 from $424.4 million at December 31, 2001 to $679.6 million at December 31, 2002. The growth in loans is primarily attributable to internal growth and the 2002 acquisitions.

The following table summarizes the Company’s loan portfolio by type of loan as of the dates indicated:

	December 31,
	2003		2002		2001		2000		1999
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$93,989	12.2%	$93,797	13.8%	$46,986	11.1%	$45,529	11.3%	$42,003	11.5%
Real estate:
Construction and land development.	36,470	4.7	52,377	7.7	20,963	4.9	20,128	4.9	21,333	5.8
1-4 family residential	237,055	30.8	206,586	30.4	175,253	41.3	175,525	42.7	165,238	45.1
Home equity	27,943	3.6	23,249	3.4	20,541	4.8	16,762	4.1	11,343	3.1
Commercial mortgages	260,882	33.9	183,970	27.1	78,446	18.5	75,896	18.5	64,738	17.7
Farmland	15,247	2.0	11,887	1.7	10,686	2.5	12,218	3.0	8,552	2.3
Multifamily residential	20,679	2.7	15,502	2.3	9,694	2.3	2,961	0.7	3,071	0.8
Agriculture	20,693	2.7	24,683	3.6	15,757	3.7	13,251	3.2	13,592	3.7
Other	2,274	0.3	3,020	0.4	953	0.2	2,563	0.6	2,671	0.7
Consumer.	54,821	7.1	64,488	9.6	45,121	10.7	45,370	11.0	34,262	9.3

Total loans.	$770,053	100.0%	$679,559	100.0%	$424,400	100.0%	$411,203	100.0%	$366,803	100.0%

The Company is focused on growing its commercial mortgage and commercial loan portfolios. The Company offers a variety of commercial lending products including term loans and lines of credit. The Company also offers a broad range of short to medium-term commercial loans, primarily collateralized, to businesses for working capital (including inventory and receivables), business expansion (including acquisitions of real estate and improvements) and the purchase of equipment and machinery. Historically, the Company has originated loans for its own account and has not securitized its loans. The purpose of a particular loan generally determines its structure. All loans in the 1-4 family residential category were originated by the Company.

All loans above $750,000 are evaluated and acted upon by an officers’ loan committee, which meets weekly. In addition to an officers’ loan committee evaluation, loans from $2.0 million to $7.5 million are evaluated and acted upon by the Directors Loan Committee, which consists of three directors and meets as necessary and loans over $7.5 million must be evaluated and acted upon by the full board of directors which meets monthly.

Commercial Loans. In nearly all cases, the Company’s commercial loans are made in the Company’s primary market area and are underwritten on the basis of the borrower’s ability to service such debt from income. As a general practice, the Company takes as collateral a lien on any available real estate, equipment or other assets owned by the borrower and obtains a personal guaranty of the borrower or principal. Working capital loans are primarily collateralized by short-term assets whereas term loans are primarily collateralized by long-term assets. As a result, commercial loans involve additional complexities, variables and risks and require more thorough underwriting and servicing than other types of loans.

In addition to commercial loans, the Company makes commercial mortgage loans to finance the purchase of real estate. The Company’s commercial mortgage loans are secured by first liens on real estate, typically have variable interest rates and amortize over a ten to 15 year period. Payments on loans secured by such properties are often dependent on the successful operation or management of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than other types of loans. The Company seeks to minimize these risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition in connection with underwriting these loans. The underwriting analysis also includes credit verification, appraisals and a review of the financial condition of the borrower.

Construction Loans. The Company makes loans to finance the construction of residential and, to a limited extent, nonresidential properties. Construction loans generally are secured by first liens on real estate and have floating interest rates. The Company conducts periodic inspections, either directly or through an agent, prior to approval of periodic draws on these loans. Underwriting guidelines similar to those described above are also used in the Company’s construction lending activities. Construction loans involve additional risks attributable to the fact that loan funds are advanced upon the security of a project under construction, and the project is of uncertain value prior to its completion. Because of uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation on real property, it can be difficult to accurately evaluate the total funds required to complete a project and the related loan to value ratio. As a result of these uncertainties, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If the Company is forced to foreclose on a project prior to completion, there is no assurance that the Company will be able to recover all of the unpaid portion of the loan. In addition, the Company may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time. While the Company has underwriting procedures designed to identify what it believes to be acceptable levels of risks in construction lending, no assurance can be given that these procedures will prevent losses from the risks described above.

Agriculture Loans. The Company provides agricultural loans for short-term crop production, including rice, cotton, milo and corn, farm equipment financing and agricultural real estate financing. The Company evaluates agricultural borrowers primarily based on their historical profitability, level of experience in their particular agricultural industry, overall financial capacity and the availability of secondary collateral to withstand economic and natural variations common to the industry. Because agricultural loans present a higher level of risk associated with events caused by nature, the Company routinely makes on-site visits and inspections in order to monitor and identify such risks.

Consumer Loans. Consumer loans made by the Company include direct “A”-credit automobile loans, recreational vehicle loans, boat loans, home improvement loans, home equity loans, personal loans (collateralized and uncollateralized) and deposit account collateralized loans. The terms of these loans typically range from 12 to 120 months and vary based upon the nature of collateral and size of loan. Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan balance. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws may limit the amount which can be recovered on such loans.

1-4 Family Residential Loans. Additionally, a significant portion of the Company’s lending activity has consisted of the origination of 1-4 family residential mortgage loans collateralized by owner-occupied properties located in the Company’s market areas. The Company offers a variety of mortgage loan products which generally are amortized over five to 25 years. Loans collateralized by 1-4 family residential real estate generally have been originated in amounts of no more than 90% of appraised value or have mortgage insurance. The Company requires mortgage title insurance and hazard insurance. The Company has elected to keep all 1-4 family residential loans for its own account rather than selling such loans into the secondary market. By doing so, the Company is able to realize a higher yield on these loans; however, the Company also incurs interest rate risk as well as the risks associated with nonpayments on such loans.

The contractual maturity ranges of the commercial and industrial and construction and land development portfolios and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of December 31, 2003 are summarized in the following table:

	December 31, 2003
	One Year or Less	After One Through Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial and industrial	$41,248	$35,464	$8,781	$85,493
Construction and land development	22,255	12,872	1,342	36,469

Total	$63,503	$48,336	$10,123	$121,962

Loans with a predetermined interest rate	$18,728	$21,309	$598	$40,635
Loans with a floating interest rate	44,775	27,027	9,525	81,327

Total	$63,503	$48,336	$10,123	$121,962

Nonperforming Assets

The Company has several procedures in place to assist it in maintaining the overall quality of its loan portfolio. The Company has established underwriting guidelines to be followed by its officers. The Company also monitors its delinquency levels for any negative or adverse trends. There can be no assurance, however, that the Company’s loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general economic conditions.

The Company requires appraisals on loans secured by real estate. With respect to potential problem loans, an evaluation of the borrower’s overall financial condition is made to determine the need, if any, for possible write-downs or appropriate additions to the allowance for credit losses.

The Company generally places a loan on nonaccrual status and ceases accruing interest when the payment of principal or interest is delinquent for 90 days, or earlier in some cases, unless the loan is in the process of collection and the underlying collateral fully supports the carrying value of the loan. The Company generally charges off such loans before attaining nonaccrual status.

The Company’s conservative lending approach has resulted in strong asset quality. The Company had $927,000 in nonperforming assets as of December 31, 2003 compared with $2.6 million at December 31, 2002 and $1,000 at December 31, 2001. Interest foregone on nonaccrual loans for the year ended December 31, 2003 and 2002 was $38,000 and $25,000, respectively.

The following table presents information regarding nonperforming assets at the dates indicated:

	December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Nonaccrual loans	$2	$1,125	$1	$10	$756
Restructured loans	—	—	—	—	5
Other non-performing loans	—	1,100	—	—	—
Accruing loans 90 or more days past due	679	120	—	778	4
Other real estate	246	219	—	545	500

Total nonperforming assets	$927	$2,564	$1	$1,333	$1,265

Nonperforming assets to total loans and other real estate	0.13%	0.38%	0.00%	0.32%	0.34%

Allowance for Credit Losses

The following table presents for the periods indicated an analysis of the allowance for credit losses and other related data:

	Years Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Average loans outstanding	$697,235	$524,885	$419,553	$383,054	$319,178

Gross loans outstanding at end of period	$770,053	$679,559	$424,400	$411,203	$366,803

Allowance for credit losses at beginning of period	$9,580	$5,985	$5,523	$5,031	$3,682
Balance acquired with the Abrams, Dallas Bancshares, Mainbancorp and FSBNT acquisitions in 2003, Texas Guaranty, First State, Paradigm, FNB and Southwest acquisitions in 2002, the Compass acquisition in 2000 and the South Texas acquisition in 1999, respectively	1,900	2,981	—	46	566
Provision for credit losses	483	1,010	700	275	420
Charge-offs:
Commercial and industrial	(810)	(356)	(180)	(116)	(30)
Real estate and agriculture	(960)	(231)	(175)	(38)	(43)
Consumer.	(471)	(180)	(74)	(63)	(64)
Recoveries:
Commercial and industrial	159	111	15	43	236
Real estate and agriculture	198	175	121	263	218
Consumer.	266	85	55	82	46

Net (charge-offs) recoveries	(1,618)	(396)	(238)	171	363

Allowance for credit losses at end of period	$10,345	$9,580	$5,985	$5,523	$5,031

Ratio of allowance to end of period loans	1.34%	1.41%	1.41%	1.34%	1.37%
Ratio of net charge-offs (recoveries) to average loans	0.23	0.08	0.06	(0.04)	(0.11)
Ratio of allowance to end of period nonperforming loans	1,116.0	408.5	n/m (1)	700.89	657.65

(1)	Amount not meaningful. Nonperforming loans totaled $1,000 at December 31, 2001.

The allowance for credit losses is a reserve established through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses which it believes is adequate for estimated losses in the Company’s loan portfolio. Based on an evaluation of the loan portfolio, management presents a monthly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. In making its evaluation, management considers factors such as historical loan loss experience, industry diversification of the Company’s commercial loan portfolio, the amount of nonperforming assets and related collateral, the volume, growth and composition of the Company’s loan portfolio, current economic changes that may affect the borrower’s ability to pay and the value of collateral, the evaluation of the Company’s loan portfolio through its internal loan review process and other relevant factors. Charge-offs occur when loans are deemed to be uncollectible.

The Company considers risk elements attributable to particular loan types or categories in assessing the quality of individual loans. Some of the risk elements include:

•	for 1-4 family residential mortgage loans, the borrower’s ability to repay the loan, including a consideration of the debt to income ratio and employment and income stability, the loan to value ratio, and the age, condition and marketability of collateral;

•	for commercial mortgage loans and multifamily residential loans, the debt service coverage ratio (income from the property in excess of operating expenses compared to loan payment requirements), operating results of the owner in the case of owner-occupied properties, the loan to value ratio, the age and condition of the collateral and the volatility of income, property value and future operating results typical of properties of that type;

•	for agricultural real estate loans, the experience and financial capability of the borrower, projected debt service coverage of the operations of the borrower and loan to value ratio;

•	for construction and land development loans, the perceived feasibility of the project including the ability to sell developed lots or improvements constructed for resale or ability to lease property constructed for lease, the quality and nature of contracts for presale or preleasing, if any, experience and ability of the developer and loan to value ratio;

•	for commercial and industrial loans, the operating results of the commercial, industrial or professional enterprise, the borrower’s business, professional and financial ability and expertise, the specific risks and volatility of income and operating results typical for businesses in that category and the value, nature and marketability of collateral; and

•	for non-real estate agricultural loans, the operating results, experience and financial capability of the borrower, historical and expected market conditions and the value, nature and marketability of collateral.

In addition, for each category, the Company considers secondary sources of income and the financial strength and credit history of the borrower and any guarantors.

The Company follows a loan review program to evaluate the credit risk in the loan portfolio. Through the loan review process, the Company maintains an internally classified loan list which, along with the delinquency list of loans, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for credit losses. Loans classified as “substandard” are those loans with clear and defined weaknesses such as a highly-leveraged position, unfavorable financial ratios, uncertain repayment sources or poor financial condition, which may jeopardize recoverability of the debt. Loans classified as “doubtful” are those loans which have characteristics similar to substandard accounts but with an increased risk that a loss may occur, or at least a portion of the loan may require a charge-off if liquidated at present. Loans classified as “loss” are those loans which are in the process of being charged off. For each classified loan, the Company generally allocates a specific loan loss reserve equal to a predetermined percentage of the loan amount, depending on the classification.

In addition to the internally classified loan list and delinquency list of loans, the Company maintains a separate “watch list” which further aids the Company in monitoring loan portfolios. Watch list loans have one or more deficiencies that require attention in the short term or pertinent ratios of the loan account that have weakened to a point where more frequent monitoring is warranted. These loans do not have all of the characteristics of a classified loan (substandard or doubtful) but do show weakened elements compared with those of a satisfactory credit. The Company reviews these loans to assist in assessing the adequacy of the allowance for credit losses.

In order to determine the adequacy of the allowance for credit losses, management considers the risk classification or delinquency status of loans and other factors, such as collateral value, portfolio composition, trends in economic conditions and the financial strength of borrowers. Management establishes specific allowances for loans which management believes require reserves greater than those allocated according to their classification or delinquent status. An unallocated allowance is also established based on the Company’s historical charge-off experience and existing general economic and business conditions affecting the key lending areas of the Company, credit quality trends, collateral values, loan volume and concentrations and seasoning of the loan portfolio. The Company then charges to operations a provision for credit losses to maintain the allowance for credit losses at an adequate level determined by the foregoing methodology.

At December 31, 2003, the allowance for credit losses totaled $10.4 million, or 1.34% of total loans. At December 31, 2002, the allowance aggregated $9.6 million, or 1.41% of total loans and at December 31, 2001, the allowance was $6.0 million, or 1.41% of total loans.

The following tables describe the allocation of the allowance for credit losses among various categories of loans and certain other information for the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of loans.

	December 31,
	2003		2002
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars in thousands)
Balance of allowance for credit losses applicable to:
Commercial and industrial	$253	12.2%	$559	13.8%
Real estate	957	77.7	397	72.6
Agriculture	35	2.7	42	3.6
Consumer and other	34	7.4	71	10.0
Unallocated	9,066	—	8,781	—

Total allowance for credit losses	$10,345	100.0%	$9,850	100.0%

	December 31,
	2001		2000		1999
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars in thousands)
Balance of allowance for credit losses applicable to:
Commercial and industrial	$357	11.1%	$625	11.3%	$620	11.5%
Real estate	553	74.3	116	73.9	74	74.8
Agriculture	11	3.7	17	3.2	22	3.7
Consumer and other	10	10.9	28	11.6	25	10.0
Unallocated	5,054	—	4,737	—	4,290	—

Total allowance for credit losses	$5,985	100.0%	$5,523	100.0%	$5,031	100.0%

Where management is able to identify specific loans or categories of loans where specific amounts of reserve are required, allocations are assigned to those categories. Federal and state bank regulators also require that a bank maintain a reserve that is sufficient to absorb an estimated amount of unidentified potential losses based on management’s perception of economic conditions, loan portfolio growth, historical charge-off experience and exposure concentrations. Management, along with a number of economists, has perceived during the past year an increasing instability in the national and Southeast Texas economies and a worldwide economic slowdown that could contribute to job losses and otherwise adversely affect a broad variety of business sectors. In addition, as the Company has grown, its aggregate loan portfolio has increased and since the Company has made a decision to diversify its loan portfolio into areas other than 1-4 family residential mortgage loans, the risk profile of the Company’s loans has increased. By virtue of its increased capital levels, the Company is able to make larger loans, thereby increasing the possibility of one bad loan having a larger adverse impact than before.

The Company believes that the allowance for credit losses at December 31, 2003 is adequate to cover losses inherent in the portfolio as of such date. There can be no assurance, however, that the Company will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at December 31, 2003.

Securities

The Company uses its securities portfolio both as a source of income and as a source of liquidity. At December 31, 2003, investment securities totaled $1.38 billion, an increase of $426.6 million or 44.9% from $950.3 million at December 31, 2002, primarily due to the Company investing excess deposits from acquisitions and internal growth. The Company acquired $102.1 million in securities from the Abrams, Dallas Bancshares, MainBancorp and FSNBT acquisitions in 2003. At December 31, 2003, securities represented 57.4% of total assets compared with 52.2% of total assets at December 31, 2002.

Securities increased $198.0 million or 26.3% from $752.3 million at December 31, 2001 to $950.3 million at December 31, 2002, primarily due to the investment of excess deposits from acquisitions and internal growth. The Company acquired $86.4 million in securities from the Texas Guaranty, First State, Paradigm, Southwest and FNB acquisitions in 2002.

The following table summarizes the amortized cost of securities as of the dates shown (available-for-sale securities are not adjusted for unrealized gains or losses). The Qualified Zone Academy Bond (“QZAB”) is included in the states and political subdivision category.

	December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$48,762	$97,098	$143,397	$334,562	$316,859
70% non-taxable preferred stock	44,015	44,029	24,058	19,085	4,049
States and political subdivisions	53,738	58,994	51,503	46,819	40,369
Corporate debt securities	15,619	25,338	22,712	24,879	28,038
Equity securities	283	—	—	2	2
Collateralized mortgage obligations	178,487	168,282	17,378	18,307	12,267
Mortgage-backed securities	1,032,861	552,515	492,940	142,354	117,436
Other	—	—	—	25	25

Total	$1,373,765	$946,256	$751,988	$586,033	$519,045

The following table summarizes the contractual maturity of securities and their weighted average yields. Available-for-sale securities are shown at fair value and held-to-maturity securities are shown at amortized cost. Equity securities are included in the corporate debt securities category.

	December 31, 2003
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$11,606	5.18%	$32,432	4.79%	$4,052	5.07%	$919	7.83%	$49,009	4.96%
70% non-taxable preferred stock	—	—	—	—	19,688	3.78	24,000	4.60	43,688	4.23
States and political subdivisions	5,232	6.04	18,138	6.36	9,553	6.25	14,613	7.73	47,536	6.72
Corporate debt securities	5,306	5.72	10,596	5.74	—	—	—	—	15,902	5.73
Collateralized mortgage obligations	—	—	2,300	2.61	1,823	1.70	174,806	4.19	178,929	4.14
Mortgage-backed securities	472	5.61	15,558	5.41	576,759	4.07	441,027	4.05	1,033,816	4.08
Qualified Zone Academy Bond (QZAB)	—	—	—	—	8,000	2.00	—	—	8,000	2.00

Total	$22,616	5.52%	$79,024	5.34%	$619,875	4.07%	$655,365	4.19%	$1,376,880	4.22%

Contractual maturity of mortgage-backed securities and collateralized mortgage obligations is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. The tax-exempt states and political subdivisions are calculated on a tax equivalent basis. The QZAB bond is not calculated on a tax-equivalent basis and it generates a tax credit of 7.18%, which is included in gross income. The 70% non-taxable preferred stock includes investments in Government National Mortgage Association (Ginnie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac) preferred stock.

The Company does not own securities of any one issuer (other than the U.S. government and its agencies) for which aggregate adjusted cost exceeds 10% of the consolidated shareholders’ equity at December 31, 2003 and December 31, 2002.

The average yield of the securities portfolio was 3.96% in 2003 compared to 5.14% in 2002 and 6.06% in 2001. The decline in the average yield over the comparable periods primarily resulted from the investment of new funds received from deposit growth at lower current yields and the reinvestment of proceeds from the early repayment of mortgage-backed securities in similar investments, also at lower current yields. The early repayment of mortgage-backed securities primarily resulted from borrower refinancing due to lower market interest rates. The overall growth in the securities portfolio over the comparable periods was primarily funded by deposit growth.

The following table summarizes the carrying value by classification of securities as of the dates shown:

	December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Available-for-sale	$263,648	$309,219	$482,233	$334,773	$224,790
Held-to-maturity	1,113,232	641,098	270,089	252,179	290,193

Total	$1,376,880	$950,317	$752,322	$586,952	$514,983

The following tables present the amortized cost and fair value of securities classified as available-for-sale at December 31, 2003, 2002 and 2001:

	December 31, 2003				December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)				(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$15,824	$247	$—	$16,071	$18,511	$65	$—	$18,576
70% non-taxable preferred stock	44,015	—	327	43,688	44,029	—	884	43,145
States and political subdivisions	23,141	1,798	—	24,939	27,115	1,808	—	28,923
Collateralized mortgage obligations	17,745	510	68	18,187	18,616	596	14	19,198
Mortgage-backed securities	159,525	1,179	224	160,480	196,887	2,600	110	199,377
Equity securities	283	—	—	283	—	—	—	—

Total.	$260,533	$3,734	$619	$263,648	$305,158	$5,069	$1,008	$309,219

	December 31, 2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$2,248	$201	$—	$2,449
70% non-taxable preferred stock	24,058	107	—	24,165
States and political subdivisions	28,165	483	73	28,575
Corporate debt securities	—	—	—	—
Equity securities	—	—	—	—
Collateralized mortgage obligations	17,356	314	22	17,648
Mortgage-backed securities	410,072	1,646	2,322	409,396

Total	$481,899	$2,751	$2,417	$482,233

The following tables present the amortized cost and fair value of securities classified as held-to-maturity at December 31, 2003, 2002 and 2001:

	December 31, 2003				December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)				(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$32,938	$1,591	$14	$34,515	$78,587	$3,131	$—	$81,718
Corporate debt securities	15,619	743	—	16,362	25,338	942	87	26,193
States and political subdivisions	30,597	1,121	—	31,718	31,879	1,241	6	33,114
Collateralized mortgage obligations	160,742	1,338	191	161,889	149,666	1,662	12	151,316
Mortgage-backed securities	873,336	7,806	3,175	877,967	355,628	12,297	5	367,920

Total	$1,113,232	$12,599	$3,380	$1,122,451	$641,098	$19,273	$110	$660,261

	December 31, 2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$141,149	$3,180	$204	$144,125
Corporate debt securities	22,712	609	167	23,154
States and political subdivisions	23,338	605	12	23,931
Collateralized mortgage obligations	22	—	—	22
Mortgage-backed securities	82,868	535	408	82,995
Other	—	—	—	—

Total	$270,089	$4,929	$791	$274,227

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

However, unlike U.S. Treasury and U.S. government agency securities, which have a lump sum payment at maturity, mortgage-backed securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. Mortgage-backed securities which are purchased at a premium will generally suffer decreasing net yields as interest rates drop because home owners tend to refinance their mortgages. Thus, the premium paid must be amortized over a shorter period. Therefore, these securities purchased at a discount will obtain higher net yields in a decreasing interest rate environment. As interest rates rise, the opposite will generally be true. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and consequently, the average life of this security will not be unduly shortened. If interest rates begin to fall, prepayments will increase. At December 31, 2003, 42.64% of the mortgage-backed securities held by the Company had contractual final maturities of more than ten years with a weighted average life of 4.68 years.

Collateralized mortgage obligations (CMOs) are bonds that are backed by pools of mortgages. The pools can be Ginnie Mae, Fannie Mae or Freddie Mac pools or they can be private-label pools. The CMOs are designed so that the mortgage collateral will generate a cash flow sufficient to provide for the timely repayment of the bonds. The mortgage collateral pool can be structured to accommodate various desired bond repayment schedules, provided that the collateral cash flow is adequate to meet scheduled bond payments. This is accomplished by dividing the bonds into classes to which payments on the underlying mortgage pools are allocated in different order. The bond’s cash flow, for example can be dedicated to one class of bondholders at a time, thereby increasing call protection to bondholders. In private-label CMOs, losses on underlying mortgages are directed to the most junior of all classes and then to the classes above in order of increasing seniority, which means that the senior classes have enough credit protection to be given the highest credit rating by the rating agencies.

At the date of purchase, the Company is required to classify debt and equity securities into one of three categories: held-to-maturity, trading or available-for-sale. At each reporting date, the appropriateness of the classification is reassessed. Investments in debt securities are classified as held-to-maturity and measured at amortized cost in the financial statements only if management has the positive intent and ability to hold those securities to maturity. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and measured at fair value in the financial statements with unrealized gains and losses included in earnings. Investments not classified as either held-to-maturity or trading are classified as available-for-sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, in a separate component of shareholders’ equity until realized.

Deposits

The Company offers a variety of deposit accounts having a wide range of interest rates and terms. The Company’s deposits consist of demand, savings, money market and time accounts. The Company relies primarily on competitive pricing policies and customer service to attract and retain these deposits. The Company does not have or accept any brokered deposits.

Total deposits at December 31, 2003 were $2.084 billion, an increase of $497.1 million or 31.3% from $1.587 billion at December 31, 2002. The increase is primarily attributable to internal growth and the Abrams, Dallas Bancshares, MainBancorp and FSBNT acquisitions in 2003. As of December 31, 2003, the banking centers acquired in 2003 had approximately $326.3 million in total deposits. The remaining $170.8 million in deposit growth is attributed to internal growth. Noninterest-bearing deposits of $467.4 million at December 31, 2003 increased $139.7 million or 42.6% from $327.7 million at December 31, 2002. Noninterest bearing deposits at December 31, 2002 were $327.7 million compared with $189.0 million at December 31, 2001. Interest-bearing deposits at December 31, 2003 were $1.616 billion, up $357.4 million or 28.4% from $1.259 billion at December 31, 2002. Interest-bearing deposits at December 31, 2002 of $1.259 billion represented a $324.3 million or 34.7% increase from $934.6 million at December 31, 2001. Total deposits at December 31, 2001 were $1.123 billion.

The daily average balances and weighted average rates paid on deposits for each of the years ended December 31, 2003, 2002 and 2001 are presented below:

	Years Ended December 31,
	2003		2002		2001
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Interest-bearing checking	$371,801	1.13%	$249,045	1.27%	$199,077	2.27%
Regular savings	88,651	0.66	58,218	1.41	41,472	2.36
Money market savings	317,682	0.92	257,499	1.71	211,104	3.31
Time deposits	616,353	2.42	505,796	3.28	428,314	5.20

Total interest-bearing deposits	1,394,487	1.62	1,070,558	2.33	879,967	3.95
Noninterest-bearing deposits	354,558	—	230,326	—	181,228	—

Total deposits	$1,749,045	1.29%	$1,300,884	1.92%	$1,061,195	3.28%

The Company’s ratio of average noninterest-bearing deposits to average total deposits for the years ended December 31, 2003, 2002, and 2001 was 20.3%, 17.7%, and 17.1%, respectively.

The following table sets forth the amount of the Company’s certificates of deposit that are $100,000 or greater by time remaining until maturity:

December 31, 2003
(Dollars in thousands)
Three months or less	$138,460
Over three through six months	67,726
Over six through 12 months	63,514
Over 12 months	64,341

Total	$334,041

Other Borrowings

Deposits are the primary source of funds for the Company’s lending and investment activities. As needed, the Company obtains additional funds from the Federal Home Loan Bank (“FHLB”) and correspondent banks. At December 31, 2003, the Company had $11.9 million in FHLB borrowings all of which consisted of long-term FHLB notes payable compared with $37.9 million in FHLB borrowings at December 31, 2002 of which $12.6 million consisted of long-term FHLB notes payable and $25.3 million consisted of FHLB advances. The highest outstanding balance of FHLB advances during 2003 was $59.3 million compared with $31.4 million during 2002. The maturity dates on the FHLB notes payable range from 2004 to 2018 and the interest rates range from 5.95% to 6.48%. FHLB advances are considered short-term, overnight borrowings. At December 31, 2002, the Company had $12.6 million in FHLB notes payable compared with $13.3 million at December 31, 2001. The Company had no federal funds purchased at December 31, 2003, 2002 or 2001.

At December 31, 2003, the Company had $19.0 million in securities sold under repurchase agreements.

On December 30, 2003, the Company formed Prosperity Statutory Trust IV (“Trust IV”) and on December 30, 2003, Trust IV issued 12,500 Floating Rate Capital Securities (the “Trust IV Capital Securities”) with an aggregate liquidation value of $12,500,000 to a third party in a private placement. Concurrent with the issuance of the Trust IV Capital Securities, Trust IV issued trust common securities to the Company in the aggregate liquidation value of $387,000. The proceeds of the issuance of the Trust IV Capital Securities and trust common securities were invested in the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Trust IV Debentures”). The Trust IV Debentures will mature on December 30, 2033, which date may be shortened to a date not earlier than December 30, 2008, if certain conditions are met (including the Company having received prior approval of the Federal Reserve and any other required regulatory approvals). These Debentures, which are the only assets of Trust IV, are subordinate and junior in right of payment to all present and future senior indebtedness (as defined in the Indenture dated December 30, 2003) of the Company.

The Trust IV Debentures accrue interest at a fixed rate of 6.50 % until December 30, 2008 at which time the Trust IV Debentures will accrue interest at a floating rate equal to the 3-month LIBOR plus 2.85%. The quarterly distributions on the Trust IV Capital Securities will be paid at the same rate that interest is paid on the Trust IV Debentures. The Company used proceeds received from Trust IV to fund the general corporate purposes of the Company and the Bank, including supporting continued expansion activities in the Houston and Dallas metropolitan areas and surrounding counties through the establishment and/or acquisition of additional Banking Centers.

On August 15, 2003, the Company formed Prosperity Statutory Trust III (“Trust III”) and on August 15, 2003, Trust III issued 12,500 Fixed/Floating Rate Capital Securities (the “Trust III Capital Securities”) with an aggregate liquidation value of $12,500,000 to a third party in a private placement. Concurrent with the issuance of the Trust III Capital Securities, Trust III issued trust common securities to the Company in the aggregate liquidation value of $387,000. The proceeds of the issuance of the Trust III Capital Securities and trust common securities were invested in the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Trust III Debentures”). The Trust III Debentures will mature on September 17, 2033, which date may be shortened to a date not earlier than September 17, 2008, if certain conditions are met (including the Company having received prior approval of the Federal Reserve and any other required regulatory approvals). These Trust III Debentures, which are the only assets of Trust III, are subordinate and junior in right of payment to all present and future senior indebtedness (as defined in the Indenture dated August 15, 2003) of the Company.

The Trust III Debentures accrue interest at a fixed rate of 6.50 % until September 17, 2008 at which time the Trust III Debentures will accrue interest at a floating rate equal to the 3-month LIBOR plus 3.00%. The quarterly distributions on the Trust III Capital Securities will be paid at the same rate that interest is paid on the Trust III Debentures.

In November 1999, the Company formed Prosperity Capital Trust I (“Trust I”), which issued $12.0 million in trust preferred securities, and in July 2001, the Company formed Prosperity Statutory Trust II (“Trust II”), which issued $15.0 million in trust preferred securities on July 31, 2001. Trust I and Trust II invested the proceeds in an equivalent amount of the Company’s junior subordinated debentures bearing an interest rate equal to the distribution rate on the respective issue of trust preferred securities. The debentures issued to Trust I will mature on November 17, 2029, which date may be shortened to a date not earlier than November 17, 2004 if certain conditions are met, including prior approval of the Federal Reserve. The debentures issued to Trust II will mature on July 31, 2031, which date may be shortened to a date not earlier than July 31, 2006, if certain conditions are met, including prior approval of the Federal Reserve. These debentures, which are the only assets of each trust, are subordinate and junior in right of payment to all present and future senior indebtedness (as defined in the respective Indentures) of the Company.

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

In connection with the Paradigm acquisition, on September 1, 2002 the Company acquired Paradigm Capital Trust II (“Paradigm Trust”), which has $6.0 million of floating rate preferred securities outstanding. The Company also assumed the obligations under the floating rate debentures held by Paradigm Trust. The floating rate debentures will mature on February 20, 2031, which date may be shortened to a date not earlier than February 20, 2006 if certain conditions are met. These debentures, which are the only assets of Paradigm Trust, are subordinate and junior in right of payment to all present and future senior indebtedness (as defined in the Indenture) of Paradigm, and now the Company as Paradigm’s successor.

The debentures issued to Paradigm Trust accrue interest at a floating rate that adjusts quarterly based on the 3-month LIBOR plus 4.50%. The quarterly distributions on the preferred securities are paid at the same rate that interest is paid on the debentures.

The Company has fully and unconditionally guaranteed the obligations of each of Trust I, Trust II, Trust III, Trust IV and Paradigm Trust under the respective issuance of trust preferred securities. The Trusts must redeem the trust preferred securities when the debentures are paid at maturity or upon any earlier prepayment of the debentures. The debentures may be prepaid if certain events occur, including a change in the tax status or regulatory capital treatment of the Capital Securities or a change in existing laws that requires the trusts to register as an investment company. Under the provisions of each issue of the debentures, the Company has the right to defer payment of interest on the debentures at any time, or from time to time, for periods not exceeding five years. If interest payments on either issue of the debentures are deferred, the distributions on the respective trust preferred securities will also be deferred.

For financial reporting purposes, Trust I, Trust II, Trust III, Trust IV and Paradigm Trust are treated as subsidiaries of the Company and consolidated in the corporate financial statements. However, beginning in the first quarter 2004, Trust I, Trust II, Trust III, Trust IV and the Paradigm Trust will no longer be consolidated in the Company’s financial statements for financial reporting purposes. See Note 1 “New Accounting Standards” for further discussion. The trust preferred securities are presented as a separate category on the balance sheet. Although the trust preferred securities are not included as a component of shareholders’ equity on the balance sheet, for regulatory purposes, the trust preferred securities are treated as Tier 1 capital by the Federal Reserve. The treatment of the trust preferred securities as Tier 1 capital, in addition to the ability to deduct the expense of the debentures for federal income tax purposes, provided the Company with a cost-effective method of raising capital.

Interest Rate Sensitivity and Market Risk

The Company’s asset liability and funds management policy provides management with the necessary guidelines for effective funds management, and the Company has established a measurement system for monitoring its net interest rate sensitivity position. The Company manages its sensitivity position within established guidelines.

As a financial institution, the Company’s primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most of the Company’s assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which have a short term to maturity. Based upon the nature of the Company’s operations, the Company is not subject to foreign exchange or commodity price risk. The Company does not own any trading assets.

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

The Company’s exposure to interest rate risk is managed by the Asset Liability Committee (“ALCO”), which is composed of senior officers of the Company, in accordance with policies approved by the Company’s Board of Directors. The ALCO formulates strategies based on appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, the ALCO considers the impact on earnings and capital of the current outlook on interest rates, potential changes in interest rates, regional economies, liquidity, business strategies and other factors. The ALCO meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activities, commitments to originate loans and the maturities of investments and borrowings. Additionally, the ALCO reviews liquidity, cash flow flexibility, maturities of deposits and consumer and commercial deposit activity. Management uses two methodologies to manage interest rate risk: (i) an analysis of relationships between interest-earning assets and interest-bearing liabilities; and (ii) an interest rate shock simulation model. The Company has traditionally managed its business to reduce its overall exposure to changes in interest rates.

The Company manages its exposure to interest rates by structuring its balance sheet in the ordinary course of business. The Company does not enter into instruments such as leveraged derivatives, interest rate swaps, financial options, financial future contracts or forward delivery contracts for the purpose of reducing interest rate risk.

An interest rate sensitive asset or liability is one that, within a defined time period, either matures or experiences an interest rate change in line with general market interest rates. The management of interest rate risk is performed by analyzing the maturity and repricing relationships between interest-earning assets and interest-bearing liabilities at specific points in time (“GAP”) and by analyzing the effects of interest rate changes on net interest income over specific periods of time by projecting the performance of the mix of assets and liabilities in varied interest rate environments. Interest rate sensitivity reflects the potential effect on net interest income of a movement in interest rates. A company is considered to be asset sensitive, or having a positive GAP, when the amount of its interest-earning assets maturing or repricing within a given period exceeds the amount of its interest-bearing liabilities also maturing or repricing within that time period. Conversely, a company is considered to be liability sensitive, or having a negative GAP, when the amount of its interest-bearing liabilities maturing or repricing within a given period exceeds the amount of its interest-earning assets also maturing or repricing within that time period. During a period of rising interest rates, a negative GAP would tend to affect net interest income adversely, while a positive GAP would tend to result in an increase in net interest income. During a period of falling interest rates, a negative GAP would tend to result in an increase in net interest income, while a positive GAP would tend to affect net interest income adversely.

The following table sets forth an interest rate sensitivity analysis for the Company at December 31, 2003:

	Volumes Subject to Repricing Within
	0-30 days	31-180 days	181-365 days	Greater than one year	Total
	(Dollars in thousands)
Interest-earning assets:
Securities (net of unrealized gain of $4.1 million)	$76,537	$152,194	$201,883	$943,151	$1,373,765
Loans.	273,055	71,062	69,558	356,378	770,053
Federal funds sold and other earning assets	11,730	162	—	100	11,992

Total interest-earning assets.	$361,322	$223,418	$271,441	$1,299,629	$2,155,810

Interest-bearing liabilities:
Demand, money market and savings deposits	$939,136	$—	$—	$—	$939,136
Certificates of deposit and other time deposits.	94,036	278,110	152,679	143,398	677,223
FHLB Advances and FHLB notes payable	19,058	262	323	11,293	30,936

Total interest-bearing liabilities	$1,052,230	$287,372	$153,002	$154,691	$1,647,295

Period GAP.	$(690,908)	$(63,954)	$118,439	$1,144,938	$508,515
Cumulative GAP.	$(690,908)	$(754,862)	$(636,423)	$508,515
Period GAP to total assets.	(28.80)%	(2.67)%	4.94%	47.73%
Cumulative GAP to total assets.	(28.80)%	(31.47)%	(26.53)%	21.20%

Shortcomings are inherent in any GAP analysis since certain assets and liabilities may not move proportionally as interest rates change. In addition to GAP analysis, the Company uses an interest rate risk simulation model and shock analysis to test the interest rate sensitivity of net interest income and the balance sheet, respectively. Contractual maturities and repricing opportunities of loans are incorporated in the model as are prepayment assumptions, maturity data and call options within the investment portfolio. Assumptions based on past experience are incorporated into the model for nonmaturity deposit accounts. Based on the Company’s December 31, 2003 simulation analysis, the Company estimates that its current net interest income structure would decrease by approximately 4.40% over the next twelve months assuming an immediate 100 basis point decline in rates and increase by approximately 0.4% over the next twelve months assuming an immediate 100 basis point increase in rates. The Company estimates that its current net interest income structure would decrease by approximately 9.8% over the next twelve months assuming an immediate 200 basis point decline in rates and increase by approximately 0.3% over the next twelve months assuming an immediate 200 basis point increase in rates. The results are primarily from the behavior of demand, money market and savings deposits. The Company has found that historically, interest rates on these deposits change more slowly than changes in the discount and federal funds rates. This assumption is incorporated into the simulation model and is generally not fully reflected in a GAP analysis.

Liquidity

Liquidity involves the Company’s ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate the Company on an ongoing basis. During the three years ended December 31, 2003, the Company’s liquidity needs have primarily been met by growth in core deposits and the issuance of trust preferred securities, as previously discussed. Although access to purchased funds from correspondent banks is available and has been utilized on occasion to take advantage of investment opportunities, the Company does not generally rely on these external funding sources. The cash and federal funds sold position, supplemented by amortizing investment and loan portfolios, have generally created an adequate liquidity position.

Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of December 31, 2003, the Company had cash and cash equivalents of $83.7 million, up from $80.8 million, at December 31, 2002. The increase was mainly due to an increase in total deposits and the number of deposit accounts. As of December 31, 2003, the Company had trust preferred securities outstanding of $58.0 million compared with $33.0 million at December 31, 2002.

Contractual Obligations

The following tables summarize the Company’s contractual obligations and other commitments to make future payments as of December 31, 2003 (other than deposit obligations). The Company’s future cash payments associated with its contractual obligations pursuant to its trust preferred securities, FHLB notes payable and operating leases as of December 31, 2003 are summarized below. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in underlying contracts.

	Payments due in:
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Company-obligated mandatorily redeemable trust preferred securities of subsidiary trusts	$—	$—	$—	$58,000	$58,000
Federal Home Loan Bank notes payable	1,386	1,511	2,835	6,197	11,929
Operating leases	1,511	2,009	2,249	995	6,764

Total	$2,897	$3,520	$5,084	$65,192	$76,693

Off-Balance Sheet Items

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit as of December 31, 2003 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$3,468	$535	$66	$—	$4,069
Commitments to extend credit	59,235	7,144	575	16,655	83,609

Total	$62,703	$7,679	$641	$16,655	$87,678

In the normal course of business, the Company enters into various transactions, which, in accordance with accounting principles generally accepted in the United States, are not included in its consolidated balance sheets. The Company enters into these transactions to meet the financing needs of its customers. These transactions include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the consolidated balance sheets.

Commitments to Extend Credit. The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for credit losses.

Standby Letters of Credit. Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. The Company’s policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements.

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

The risk-based capital standards issued by the Federal Reserve Board require all bank holding companies to have “Tier 1 capital” of at least 4.0% and “total risk-based” capital (Tier 1 and Tier 2) of at least 8.0% of total risk-weighted tangible assets. “Tier 1 capital” generally includes common shareholders’ equity and qualifying perpetual preferred stock together with related surpluses and retained earnings, less deductions for goodwill and various other intangibles. “Tier 2 capital” may consist of a limited amount of intermediate-term preferred stock, a limited amount of term subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock not qualifying as Tier 1 capital, and a limited amount of the general valuation allowance for loan losses. The sum of Tier 1 capital and Tier 2 capital is “total risk-based capital.”

The Federal Reserve Board has also adopted guidelines which supplement the risk-based capital guidelines with a minimum ratio of Tier 1 capital to average total consolidated tangible assets, or “leverage ratio,” of 3.0% for institutions with well diversified risk, including no undue interest rate exposure; excellent asset quality; high liquidity; good earnings; and that are generally considered to be strong banking organizations, rated composite 1 under applicable federal guidelines, and that are not experiencing or anticipating significant growth. Other banking organizations are required to maintain a leverage ratio of at least 4.0%. These rules further provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain capital positions substantially above the minimum supervisory levels and comparable to peer group averages, without significant reliance on intangible assets.

Pursuant to FDICIA, each federal banking agency revised its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multifamily mortgages. The Bank is subject to capital adequacy guidelines of the FDIC that are substantially similar to the Federal Reserve Board’s guidelines. Also pursuant to FDICIA, the FDIC has promulgated regulations setting the levels at which an insured institution such as the Bank would be considered “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” Under the FDIC’s regulations, the Bank is classified “well capitalized” for purposes of prompt corrective action. See “Business—Supervision and Regulation—The Company” and “—The Bank.”

Total shareholders’ equity increased to $219.6 million at December 31, 2003 from $154.7 million at December 31, 2002, an increase of $64.90 million or 41.9%. This increase was primarily the result of net income of $26.5 million and an increase in Common Stock issued of $43.6 million in connection with the MainBancorp and FSBNT acquisitions, partially offset by dividends paid on the Common Stock of $4.9 million and trust preferred issuance costs of $253,500. During 2002, shareholders’ equity increased by $66.0 million or 74.4% from $88.7 million at December 31, 2001 due primarily to net income of $21.3 million and an increase in Common Stock issued of $45.9 million in connection with the Paradigm acquisition partially offset by dividends paid on the Common Stock of $3.9 million.

The following table provides a comparison of the Company’s and the Bank’s leverage and risk-weighted capital ratios as of December 31, 2003 to the minimum and well capitalized regulatory standards:

	Minimum Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio at December 31, 2003
The Company
Leverage ratio	3.00	%(1)	N/A	7.10%
Tier 1 risk-based capital ratio	4.00		N/A	15.82
Total risk-based capital ratio	8.00		N/A	16.90
The Bank
Leverage ratio	3.00	%(2)	5.00%	6.43%
Tier 1 risk-based capital ratio	4.00		6.00	14.32
Total risk-based capital ratio	8.00		10.00	15.40

(1)	The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.
(2)	The FDIC may require the Bank to maintain a leverage ratio above the required minimum.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding the market risk of the Company’s financial instruments, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Financial Condition—Interest Rate Sensitivity and Market Risk”. The Company’s principal market risk exposure is to changes in interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements, the reports thereon, the notes thereto and supplementary data commence at page 47 of this Annual Report on Form 10-K.

The following table presents certain unaudited quarterly financial information concerning the Company’s results of operations for each of the two years indicated below. The information should be read in conjunction with the historical consolidated financial statements of the Company and the notes thereto appearing elsewhere in this Annual Report on Form 10-K.

CONSOLIDATED QUARTERLY FINANCIAL DATA OF THE COMPANY

	Quarter Ended 2003
	(unaudited)
	December 31	September 30	June 30	March 31
	(Dollars in thousands, except per share data)
Interest income	$25,054	$21,365	$22,214	$22,212
Interest expense	5,860	5,700	6,075	6,081

Net interest income	19,194	15,665	16,139	16,131
Provision for credit losses	123	120	120	120

Net interest income after provision	19,071	15,545	16,019	16,011
Noninterest income	4,770	4,308	3,988	3,821
Noninterest expense	13,222	10,364	10,486	10,500

Income before income taxes	10,619	9,489	9,521	9,332
Provision for income taxes	3,427	3,019	3,024	2,943

Net income	$7,192	$6,470	$6,497	$6,389

Earnings per share:
Basic	$0.36	$0.34	$0.34	$0.34

Diluted	$0.35	$0.34	$0.34	$0.33

	Quarter Ended 2002
	(unaudited)
	December 31	September 30	June 30	March 31
	(Dollars in thousands, except per share data)
Interest income	$22,837	$20,419	$19,106	$18,380
Interest expense	6,828	6,464	6,283	6,356

Net interest income	16,009	13,955	12,823	12,024
Provision for credit losses	650	120	120	120

Net interest income after provision	15,359	13,835	12,703	11,904
Noninterest income	4,148	2,893	2,326	2,161
Noninterest expense	10,160	8,506	8,125	7,662

Income before income taxes	9,347	8,222	6,904	6,403
Provision for income taxes	2,965	2,569	2,109	1,912

Net income	6,382	$5,653	$4,795	$4,491

Earnings per share:
Basic	$0.34	$0.33	$0.30	$0.28

Diluted	$0.33	$0.32	$0.29	$0.27

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the two year period ended December 31, 2003.

ITEM 9A. CONTROLS AND PROCEDURES

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

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information under the captions “Election of Directors,” “Continuing Directors and Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance” and “Code of Ethics” in the Company’s definitive Proxy Statement for its 2004 Annual Meeting of Shareholders (the “2004 Proxy Statement”) to be filed with the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, is incorporated herein by reference in response to this item.

ITEM 11. EXECUTIVE COMPENSATION

The information under the caption “Executive Compensation and Other Matters” in the 2004 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information under the caption “Beneficial Ownership of Common Stock by Management of the Company and Principal Shareholders” in the 2004 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the caption “Interests of Management and Others in Certain Transactions” in the 2004 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the caption “Principal Accounting Fees and Services” in the 2004 Proxy Statement is incorporated herein by reference in response to this item.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Consolidated Financial Statements and Schedules

Reference is made to the Consolidated Financial Statements, the reports thereon, the notes thereto and supplementary data commencing at page 47 of this Annual Report on Form 10-K. Set forth below is a list of such Consolidated Financial Statements:

Financial Statement Schedules

All supplemental schedules are omitted as inapplicable or because the required information is included in the Consolidated Financial Statements or notes thereto.

Exhibits

Each exhibit marked with an asterisk is filed with this Annual Report on Form 10-K.

Exhibit Number	Description
2.1

-        Agreement and Plan of Reorganization dated as of May 1, 2002 by and between Prosperity Bancshares, Inc. and Paradigm Bancorporation, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-91248))

2.2

-        Stock Purchase Agreement dated as of February 22, 2002 by and between Prosperity Bancshares, Inc. and American Bancorp of Oklahoma, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)

2.3

-        Agreement and Plan of Reorganization dated as of April 26, 2002 by and among Prosperity Bancshares, Inc., Prosperity Bank® and The First State Bank (incorporated herein by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)

2.4

-        Agreement and Plan of Reorganization by and between the Prosperity Bancshares, Inc and Commercial Bancshares, Inc. dated November 8, 2000 (incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-52342))

2.5

-        Agreement and Plan of Reorganization by and between Prosperity Bancshares, Inc. and South Texas Bancshares, Inc. dated June 17, 1999 (incorporated herein by reference to Exhibit 2.1 to the Company’s Form 10-Q for the quarter ended June 30, 1999)

2.6

-        Agreement and Plan of Reorganization dated June 5, 1998 by and among Prosperity, Prosperity Bank® and Union State Bank (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267))

3.1	- Amended and Restated Articles of Incorporation of Prosperity (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended March 31, 2001)

3.2	- Amended and Restated Bylaws of Prosperity (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267))

4.1	- Form of certificate representing shares of Prosperity common stock (incorporated herein by reference to Exhibit 4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267))

4.2

-        Form of Indenture by and between Prosperity Bancshares, Inc. and First Union Trust Company, N.A. with respect to the Junior Subordinated Debentures of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89481))

4.3

-        Form of Amended and Restated Trust Agreement of Prosperity Capital Trust I (incorporated herein by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89481))

4.4

-        Form of Trust Preferred Securities Guarantee Agreement by and between Prosperity and First Union Trust Company, N.A. (incorporated herein by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89481))

4.5

-        Indenture dated as of July 31, 2001 by and between Prosperity Bancshares, Inc., as Issuer, and State Street Bank and Trust Company of Connecticut, National Association, with respect to the Floating Rate Junior Subordinated Deferrable Interest Debentures of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

4.6

-        Amended and Restated Declaration of Trust of Prosperity Statutory Trust II dated as of July 31, 2001 (incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

4.7

-        Guarantee Agreement dated as of July 31, 2001 by and between Prosperity Bancshares, Inc. and State Street Bank and Trust Company of Connecticut, National Association (incorporated herein by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.1†	- Prosperity Bancshares, Inc. 1995 Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267))

10.2†	- Prosperity Bancshares, Inc. 1998 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267))

10.3†	- Form of Employment Agreements (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267))

10.4

-        Loan Agreement dated December 27, 1997 between Prosperity and Norwest Bank Minnesota, National Association (incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267))

10.5†

-        Form of Employment Agreement by and between Prosperity Bank® and H.E. Timanus, Jr. (incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-4 (Registration No. 333-52342))

10.6†

-        Commercial Bancshares, Inc. Incentive Stock Option Plan for Key Employees (incorporated herein by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (Registration No. 333-57238))

10.7†

-        Form of Stock Option Agreement under the Commercial Bancshares, Inc. Incentive Stock Option Plan for Key Employees (incorporated herein by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (Registration No. 333-57238))

10.8†	- Paradigm Bancorporation, Inc. 1999 Stock Incentive Plan (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-100815))

10.9†	- MainBancorp, Inc. 1996 Employee Stock Option Plan (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-110755))

10.10†	- Form of MainBancorp, Inc. Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-110755))

21.1	*	- Subsidiaries of Prosperity

23.1	*	- Consent of Deloitte & Touche LLP

31.1	*	- Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	*	- Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	*	- Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	- Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract or compensatory plan or arrangement.
*	Filed with this Annual Report on Form 10-K.

Reports on Form 8-K

The following reports on Form 8-K were filed during the fourth quarter 2003:

(i)	The Company filed a Current Report on Form 8-K under Items 5 and 7 on December 9, 2003 to announce the completion of the acquisition of the First State Bank of North Texas, Dallas, Texas.

(ii)	The Company filed a Current Report on Form 8-K under Items 7 and 12 on October 15, 2003 to announce the release of the Company’s earnings for the third quarter 2003.

(iii)	The Company filed a Current Report on Form 8-K under Items 5 and 7 of Form 8-K on October 6, 2003 to announce it had entered into an Agreement and Plan of Merger to acquire the First State Bank of North Texas, Dallas, Texas.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Prosperity Bancshares, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston and State of Texas on March 12, 2004.

PROSPERITY BANCSHARES, INC.sm

By:	/s/ DAVID ZALMAN
David Zalman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant in the indicated capacities on March 12, 2004.

Signature	Positions

/s/ DAVID ZALMAN David Zalman	President and Chief Executive Officer (principal executive officer); Director

/s/ NED S. HOLMES Ned S. Holmes	Chairman of the Board; Director

/s/ DAVID HOLLAWAY David Hollaway	Chief Financial Officer (principal financial officer and principal accounting officer)

/s/ H.E. TIMANUS, JR. H.E. Timanus, Jr.	Executive Vice President and Chief Operating Officer; Director

/s/ JAMES A. BOULIGNY James A. Bouligny	Director

/s/ CHARLES A. DAVIS, JR. Charles A. Davis, Jr.	Director

/s/ WILLIAM H. FAGAN, M.D. William Fagan, M.D.	Director

/s/ CHARLES J. HOWARD, M.D. Charles Howard, M.D.	Director

/s/ PERRY MUELLER, JR., D.D.S. Perry Mueller, Jr., D.D.S.	Director

/s/ A. VIRGIL PACE, JR. A. Virgil Pace, Jr.	Director

/s/ TRACY T. RUDOLPH Tracy T. Rudolph	Director

/s/ HARRISON STAFFORD II Harrison Stafford II	Director

/s/ ROBERT STEELHAMMER Robert Steelhammer	Director

INDEPENDENT AUDITORS’ REPORT

To the Shareholders and Board of Directors of
Prosperity Bancshares, Inc. and Subsidiaries:

We have audited the accompanying consolidated balance sheets of Prosperity Bancshares, Inc. and subsidiaries (collectively, the “Company”) as of December 31, 2003 and 2002 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Prosperity Bancshares, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, in 2002 the Company adopted the provisions of Statement of Accounting Standards No. 141 “Business Combinations” and Statement of Accounting Standards No. 142 “Goodwill and Other Intangible Assets.”

/s/    Deloitte & Touche LLP

Houston, Texas

March 8, 2004

PROSPERITY BANCSHARES, INC.sm AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2003	2002
	(Dollars in thousands)
ASSETS
Cash and due from banks	$71,983	$66,806
Federal funds sold	11,730	13,993

Total cash and cash equivalents	83,713	80,799
Interest bearing deposits in financial institutions	262	498
Available for sale securities, at fair value	263,648	309,219
Held to maturity securities, at cost	1,113,232	641,098
Loans	770,053	679,559
Less allowance for credit losses	(10,345)	(9,580)

Loans, net	759,708	669,979
Accrued interest receivable	10,119	10,348
Goodwill	118,012	68,290
Core deposit intangibles, net of accumulated amortization of $1.0 million and $192,000, respectively	6,743	4,120
Bank premises and equipment, net	34,299	27,010
Other real estate owned	246	219
Other assets	8,702	10,676

TOTAL ASSETS	$2,398,683	$1,822,256

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$467,389	$327,699
Interest-bearing	1,616,359	1,258,912

Total deposits	2,083,748	1,586,611
Other borrowings	30,936	37,939
Accrued interest payable	2,522	2,550
Other liabilities	3,889	7,417

Total liabilities	2,121,095	1,634,517
COMMITMENTS AND CONTINGENCIES
COMPANY-OBLIGATED MANDITORILY REDEEMABLE TRUST PREFERRED SECURITIES OF SUBSIDIARY TRUSTS	58,000	33,000
SHAREHOLDERS’ EQUITY:
Common stock, $1 par value; 50,000,000 shares authorized; 20,966,706 and 18,903,028 shares issued at December 31, 2003 and 2002, respectively; 20,929,618 and 18,895,876 shares outstanding at December 31, 2003 and 2002, respectively	20,967	18,903
Capital surplus	102,594	60,312
Retained earnings	94,610	72,917
Accumulated other comprehensive income—net unrealized gains on available for sale securities, net of tax of $1,090 and of $1,424, respectively	2,024	2,644
Less treasury stock, at cost, 37,088 and 7,152 shares, respectively	(607)	(37)

Total shareholders’ equity	219,588	154,739

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,398,683	$1,822,256

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.sm AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2003	2002	2001
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$46,686	$38,330	$34,731
Securities:
Taxable	40,507	39,289	37,413
Nontaxable	1,625	1,599	1,597
70% nontaxable preferred dividends	1,779	1,216	1,343
Federal funds sold.	232	285	1,401
Deposits in financial institutions	16	23	35

Total interest income	90,845	80,742	76,520

INTEREST EXPENSE:
Deposits	22,633	24,976	34,780
Note payable and other borrowings	1,083	955	1,005

Total interest expense	23,716	25,931	35,785

NET INTEREST INCOME	67,129	54,811	40,735
PROVISION FOR CREDIT LOSSES	483	1,010	700

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	66,646	53,801	40,035

NONINTEREST INCOME:
Customer service fees	14,236	9,764	7,530
Other	2,651	1,764	1,060

Total noninterest income	16,887	11,528	8,590

NONINTEREST EXPENSE:
Salaries and employee benefits	22,422	16,379	12,955
Net occupancy expense	5,254	2,345	1,971
Data processing	2,128	2,131	2,126
Goodwill amortization	—	—	1,363
Core deposit intangible amortization	818	192	—
Depreciation expense.	2,535	1,830	1,570
Minority interest trust preferred securities	2,551	2,104	1,580
Merger related expenses	—	—	2,425
Other	8,864	9,472	6,305

Total noninterest expense	44,572	34,453	30,295

INCOME BEFORE INCOME TAXES	38,961	30,876	18,330
PROVISION FOR INCOME TAXES	12,413	9,555	5,372

NET INCOME	$26,548	$21,321	$12,958

EARNINGS PER SHARE:
Basic	$1.38	$1.25	$0.80

Diluted	$1.36	$1.22	$0.79

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.sm AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
	(Amounts in thousands, except share data)
BALANCE AT JANUARY 1, 2001	16,150,972	$16,151	$17,949	$45,665	$605	$(37)	$80,333
Net income				12,958			12,958
Net change in unrealized gain (loss) on available for sale securities					(388)		(388)

Total comprehensive income							12,570

Sale of common stock	130,600	131	175				306
Trust preferred issuance costs			(476)				(476)
Cash paid to dissenting shareholders in connection with the issuance of common stock in exchange for common stock of Commercial	(63,550)	(64)	(783)				(847)
Cash dividends declared, $0.195 per share				(3,161)			(3,161)

BALANCE AT DECEMBER 31, 2001	16,218,022	16,218	16,865	55,462	217	(37)	88,725
Net income				21,321			21,321
Net change in unrealized gain (loss)on available for sale securities					2,427		2,427

Total comprehensive income							23,748

Sale of common stock	104,504	105	155				260
Common stock issued in connection with Paradigm acquisition	2,580,502	2,580	43,295				45,875
Cash paid in lieu of fractional shares in connection with the Paradigm acquisition			(3)				(3)
Cash dividends declared, $0.22 per share				(3,866)			(3,866)

BALANCE AT DECEMBER 31, 2002	18,903,028	18,903	60,312	72,917	2,644	(37)	154,739
Net income				26,548			26,548
Net change in unrealized gain (loss) on available for sale securities					(620)		(620)

Total comprehensive income							25,928

Sale of common stock	170,638	171	824				995
Refund of escrow shares in connection with the Paradigm acquisition						(570)	(570)
Common stock issued in connection with the Mainbancorp acquisition	1,499,966	1,500	33,149				34,649
Common stock issued in connection with the FSBNT acquisition	393,074	393	8,538				8,931
Stock option compensation			25				25
Trust preferred issuance costs			(254)				(254)
Cash dividends declared, $0.25 per share				(4,855)			(4,855)

BALANCE AT DECEMBER 31, 2003	20,966,706	$20,967	$102,594	$94,610	$2,024	$(607)	$219,588

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.sm AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,548	$21,321	$12,958
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,353	2,022	2,933
Provision for credit losses	483	1,010	700
Net amortization of premium on investments	9,707	4,317	982
(Gain) loss on sale of premises, equipment and other real estate	(378)	(39)	87
Decrease in accrued interest receivable and other assets	3,663	7	3,358
(Decrease) in accrued interest payable and other liabilities	(3,857)	(2,520)	(1,177)

Total adjustments	12,971	4,797	6,883

Net cash provided by operating activities	39,519	26,118	19,841

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of held to maturity securities	505,733	211,467	212,615
Purchase of held to maturity securities	(973,480)	(300,816)	(75,671)
Proceeds from maturities and principal paydowns of available for sale securities	144,821	128,906	92,386
Purchase of available for sale securities	(11,949)	(119,527)	(396,280)
Net decrease (increase) in loans	37,769	37,291	(13,197)
Purchase of bank premises and equipment	(3,485)	(2,171)	(3,073)
Proceeds from sale of bank premises, equipment and other real estate	3,243	1,229	1,312
Premium paid for Abrams Centre Bancshares	(7,137)	—	—
Net liabilities acquired in purchase of Abrams Centre Bancshares (net of acquired cash of $38,458)	6,269	—	—
Premium paid for Dallas Bancshares	(2,998)	—	—
Net liabilities acquired in the purchase of Dallas Bancshares (net of acquired cash of $10,517)	28,203	—	—
Premium paid for MainBancorp	(29,837)	—	—
Net liabilities acquired in the purchase of MainBancorp (net of acquired cash of $43,892)	75,363	—	—
Premium paid for First State Bank of North Texas	(13,884)	—	—
Net liabilities acquired in the purchase of First State Bank of North Texas (net of acquired cash of $23,051)	15,004	—	—
Premium paid for Texas Guaranty Bank	—	(3,649)	—
Net liabilities acquired in purchase of Texas Guaranty Bank (net of acquired cash of $12,723)	—	3,815	—
Premium paid for The First State Bank	—	(1,721)	—
Net liabilities acquired in purchase of The First State Bank (net of acquired cash of $4,938)	—	2,859	—
Premium paid for Paradigm Bancorporation	—	(36,489)	—
Net liabilities acquired in purchase of Paradigm Bancorporation (net of acquired cash of $14,447)	—	49,223	—

(Table continued on following page)

PROSPERITY BANCSHARES, INC.sm AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Premium paid for First National Bank of Bay City	—	(2,217)	—
Net liabilities acquired in purchase of First National Bank of Bay City (net of acquired cash of $5,816)	—	2,425	—
Premium paid for Southwest Bank Holding Company	—	(5,693)	—
Net liabilities acquired in purchase of Southwest Bank Holding Company (net of acquired cash of $14,282)	—	836	—
Net decrease in interest-bearing deposits in financial institutions	398	397	887

Net cash (used in) investing activities	(225,967)	(33,835)	(181,021)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	$23,579	$10,118	$873
Net increase in interest-bearing deposits	125,657	26,228	88,978
Proceeds (repayments ) of other borrowings (net)	(24,340)	14,059	4,149
Proceeds from issuance of junior subordinated debentures	25,000	—	15,000
Trust preferred issuance costs	(254)	—	(476)
Cash paid in lieu of fractional shares	—	(3)	—
Cash paid to dissenting shareholder in connection with the issuance of common stock in exchange for common stock of Heritage Bank	—	—	(847)
Proceeds from stock option exercises	995	260	306
Stock issued in connection with the MainBancorp and FSBNT acquisitions	43,580	—	—
Payments of cash dividends	(4,855)	(3,866)	(3,161)

Net cash provided by financing activities	189,362	46,796	104,822

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.	$2,914	$39,079	$(56,358)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	80,799	41,720	98,078

CASH AND CASH EQUIVALENTS, END OF PERIOD	$83,713	$80,799	$41,720

INCOME TAXES PAID	$14,397	$9,182	$6,410

INTEREST PAID	$23,744	$26,250	$36,396

TRANSFER OF AVAILABLE FOR SALE SECURITIES TO HELD TO MATURITY SECURITIES	$—	$241,756	$170,601

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.sm AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Nature of Operations — Prosperity Bancshares, Inc. (“Bancshares”) and its subsidiaries, Prosperity Holdings, Inc. (“Holdings”) and Prosperity Bank® (the “Bank”), (collectively referred to as the “Company”) provide retail and commercial banking services. The historical financial data of the Company has been restated to include the accounts and operations of Commercial Bancshares, Inc. which was merged into the Company effective February 23, 2001 and was accounted for as a pooling of interests.

The Bank operates fifty-one (51) full-service banking locations; with twenty-nine (29) in the Greater Houston Consolidated Metropolitan Statistical Area (“CMSA”), eleven (11) in eight contiguous counties situated south and southwest of Houston and extending into South Texas and eleven (11) in the Dallas/Fort Worth area with locations in Dallas-Abrams Centre, Houston-Aldine, Angleton, Bay City, Beeville, Blooming Grove, Houston-Bellaire, Dallas-Camp Wisdom, Dallas-Cedar Hill, Houston-City West, Houston-Clear Lake, Cleveland, Corsicana, Houston-Copperfield, Cuero, Cypress, Dayton, Houston-Downtown, East Bernard, Edna, El Campo, Ennis, Fairfield, Galveston, Houston-Gladebrook, Goliad, Houston-Highway 6, Hitchcock, Dallas-Kiest, Liberty, Magnolia, Mathis, Houston-Medical Center, Houston-Memorial, Mont Belvieu, Needville, Palacios, Houston-Post Oak, Dallas-Preston Road, Dallas-Red Oak, Houston-River Oaks, Sweeny, Houston-Tanglewood, Dallas-Turtle Creek, Victoria, Houston-Waugh Drive, West Columbia, Dallas-Westmoreland, Wharton, Winnie and Houston-Woodcreek.

Principles of Consolidation — The consolidated financial statements include the accounts of Bancshares and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and the prevailing practices within the banking industry. A summary of significant accounting and reporting policies is as follows:

Use of Estimates — The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Securities — Securities held to maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts. Management has the positive intent and the Company has the ability to hold these assets as long-term securities until their estimated maturities.

Securities available for sale are carried at fair value. Unrealized gains and losses are excluded from earnings and reported, net of tax, as a separate component of shareholders’ equity until realized. Securities within the available for sale portfolio may be used as part of the Company’s asset/liability strategy and may be sold in response to changes in interest risk, prepayment risk or other similar economic factors.

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

Loans — Loans are stated at the principal amount outstanding, net of unearned discount and fees. Unearned discount relates principally to consumer installment loans. The related interest income for multipayment loans is recognized principally by the “sum of the digits” method which records interest in proportion to the declining outstanding balances of the loans; for single payment loans, such income is recognized using the straight-line method.

Statement of Financial Accounting Standards (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosure applies to all impaired loans, with the exception of groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. A loan is defined as impaired by SFAS No. 114 if, based on current information and events, it is probable that a creditor will be unable to collect all amounts due, both interest and principal, according to the contractual terms of the loan agreement. Specifically, SFAS No. 114 requires that the allowance for credit losses related to impaired loans be determined based on the difference of carrying value of loans and the present value of expected cash flows discounted at the loan’s effective interest rate or, as a practical expedient, the

PROSPERITY BANCSHARES, INC.sm AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. At December 31, 2003, the Company had $2,000 in nonaccrual loans, $679,000 in 90 days or more past due loans, and no restructured loans. At December 31, 2002, the Company had $1.1 million in nonaccrual loans, $120,000 in 90 days or more past due loans, $1.1 million in other non-performing loans and no restructured loans.

Interest revenue received on impaired loans is either applied against principal or realized as interest revenue, according to management’s judgment as to the collectibility of principal.

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

Nonperforming and Past Due Loans — Included in the nonperforming loan category are loans which have been categorized by management as nonaccrual because collection of interest is doubtful and loans which have been restructured to provide a reduction in the interest rate or a deferral of interest or principal payments. When the payment of principal or interest on a loan is delinquent for 90 days, or earlier in some cases, the loan is placed on nonaccrual status unless the loan is in the process of collection and the underlying collateral fully supports the carrying value of the loan. If the decision is made to continue accruing interest on the loan, periodic reviews are made to confirm the accruing status of the loan. When a loan is placed on nonaccrual status, interest accrued during the current year prior to the judgment of uncollectibility is charged to operations. Interest accrued during prior periods is charged to allowance for credit losses. Generally, any payments received on nonaccrual loans are applied first to outstanding loan amounts and next to the recovery of charged-off loan amounts. Any excess is treated as recovery of lost interest.

Restructured loans are those loans on which concessions in terms have been granted because of a borrower’s financial difficulty. Interest is generally accrued on such loans in accordance with the new terms.

Allowance for Credit Losses — The allowance for credit losses is a valuation allowance available for losses incurred on loans. All losses are charged to the allowance when the loss actually occurs or when a determination is made that such a loss is probable. Recoveries are credited to the allowance at the time of recovery.

Throughout the year, management estimates the probable level of losses to determine whether the allowance for credit losses is adequate to absorb losses in the existing portfolio. Based on these estimates, an amount is charged to the provision for credit losses and credited to the allowance for credit losses in order to adjust the allowance to a level determined to be adequate to absorb losses.

Management’s judgment as to the level of losses on existing loans involves the consideration of current and anticipated economic conditions and their potential effects on specific borrowers; an evaluation of the existing relationships among loans, probable credit losses and the present level of the allowance; results of examinations of the loan portfolio by regulatory agencies; and management’s internal review of the loan portfolio. In determining the collectibility of certain loans, management also considers the fair value of any underlying collateral. The amounts ultimately realized may differ from the carrying value of these assets because of economic, operating or other conditions beyond the Company’s control.

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

Premises and Equipment — Premises and equipment are carried at cost less accumulated depreciation. Depreciation expense is computed principally using the straight-line method over the estimated useful lives of the assets which range from three to 30 years.

PROSPERITY BANCSHARES, INC.sm AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization of Goodwill — Goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001 are no longer amortized. Goodwill was amortized using the straight-line method through December 31, 2001. Goodwill is periodically assessed for impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company bases its evaluation on such impairment factors as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present.

Amortization of Core Deposit Intangibles (CDI) – CDI is amortized using an accelerated amortization method over an eight year period.

Income Taxes — Bancshares files a consolidated federal income tax return. The Bank computes federal income taxes as if it filed a separate return and remits to, or is reimbursed by, Bancshares based on the portion of taxes currently due or refundable.

Deferred tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Stock-Based Compensation — The Company has two stock-based employee compensation plans. Prior to 2003, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost was reflected in previously reported results, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In December 2002, the FASB issued Statement No. 148 (SFAS 148). Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment to FASB Statement 123. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. Effective January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, as provided by SFAS No. 148 for stock-based employee compensation (see Note 14).

If compensation expense had been recorded based on the fair value at the grant date for awards consistent with SFAS No. 123, the Company’s net income and earnings per share would have been as follows for the years ended December 31, 2002 and 2001:

	Year Ended December 31,
	2002	2001
	(Dollars in thousands, except per share data)
Net income as reported	$21,321	$12,958
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(180)	(51)

Proforma net income	$21,141	$12,907

Earnings per share:
Basic-as reported	$1.25	$0.80

Basic-proforma	$1.24	$0.79

Diluted-as reported	$1.22	$0.79

Diluted-proforma	$1.21	$0.78

For 2002 and 2003, the Company did not recognize any stock based compensation expense in reported net income.

Cash and Cash Equivalents — For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks as well as federal funds sold that mature in three days or less.

Reclassifications — Certain reclassifications have been made to 2002 and 2001 balances to conform to the current year presentation. All reclassifications have been applied consistently for the periods presented.

PROSPERITY BANCSHARES, INC.sm AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings Per Share — SFAS No. 128, Earnings Per Share, requires presentation of basic and diluted earnings per share. Basic earnings per share has been computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Net income per common share for all periods presented has been calculated in accordance with SFAS No. 128. Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares.

The following table illustrates the computation of basic and diluted earnings per share:

	December 31,
	2003		2002		2001
	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(Dollars in thousands, except per share data)
Net income.	$26,548		$21,321		$12,958
Basic:
Weighted average shares outstanding	20,046	$1.38	17,122	$1.25	16,172	$0.80

Diluted:
Weighted average shares outstanding	20,046		17,122		16,172
Effect of dilutive securities—options	311		320		326

Total	20,357	$1.36	17,442	$1.22	16,498	$0.79

There were no stock options exercisable at December 31, 2003, 2002 and 2001 that would have had an anti-dilutive effect on the above computation.

New Accounting Standards—FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 35.” FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002, and were adopted in the Company’s financial statements for the year ended December 31, 2002. Implementation of the remaining provisions of FIN 45 on January 1, 2003 did not have a significant impact on the Company’s financial statements. The Company considers the fees collected in connection with the issuance of letters of credit to be representative of the fair value of its obligation undertaken in issuing the guarantee. Accordingly, under FIN 45, the Company now defers fees collected in connection with the issuance of letters of credit. The fees are then recognized in income proportionately over the life of the letter of credit agreement.

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

PROSPERITY BANCSHARES, INC.sm AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2003, the FASB issued FIN 46R, “Consolidation of Variable Interest Entities.” FIN 46R provides guidance on how to identify a variable interest entity and determine when the assets, liabilities, non-controlling interests and results of operations of a variable interest entity need to be included in a company’s consolidated financial statements. A company that holds variable interest in an entity will be required to consolidate the entity if the company’s interest in the variable interest entity is such that the company will absorb a majority of the variable interest entity’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. As of December 31, 2003, the Company had no investments in variable interest entities requiring consolidation. FIN 46R will require that Prosperity Capital Trust I, Prosperity Trust II, Prosperity Statutory Trust III, Prosperity Statutory Trust IV and Paradigm Capital Trust II be deconsolidated from the consolidated financial statements. The Company adopted FIN 46R on January 1, 2004. After adoption, these trust preferred securities will no longer be shown in the consolidated financial statements. Instead, the junior subordinated debentures issued to these trusts will be shown as liabilities in the consolidated balance sheets and interest expense associated with the junior subordinated debentures will be shown in the consolidated statements of income.

SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits (Revised 2003).” SFAS 132 was revised by the FASB in an effort to improve financial statement disclosures for defined benefit plans. SFAS 132 (revised 2003) requires companies to provide additional details about plan assets, benefit obligations, cash flows, benefit costs and other relevant information. Companies will also be required to report the various elements of pension and other postretirement benefits costs on a quarterly basis in interim financial statements. The new disclosure requirements are effective for fiscal years ending after December 15, 2003, and for quarters beginning after December 15, 2003. The Company adopted the new disclosure requirements in connection with the preparation of its consolidated financial statements for the year ended December 31, 2003.

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

Stock Split — On May 31, 2002, the Company effected a two-for-one stock split in the form of a 100 percent stock dividend to shareholders of record on May 20, 2002. The Company issued approximately 8.1 million shares in connection with the split. All per share and share information has been restated to reflect this stock split.

2. ACQUISITIONS

On December 9, 2003, the Company completed the merger of First State Bank of North Texas, Dallas, Texas (“FSBNT”) into the Bank. Under the terms of the agreement, the Company paid approximately $12.6 million in cash and issued approximately 393,074 shares of its common stock for all outstanding shares of First State. First State was privately held and operated four (4) banking offices in Dallas, Texas. One banking center was closed and consolidated with an existing banking center located nearby. As of September 30, 2003, First State had total assets of $100.7 million, loans of $20.1 million, deposits of $91.4 million and shareholders’ equity of $8.8 million.

PROSPERITY BANCSHARES, INC.sm AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the purchase, the Company paid a cash premium of $13.9 million of which $1.9 million was identified as core deposit intangibles. The remaining $12.0 million of the premium was recorded as goodwill. The core deposit intangibles are being amortized using an accelerated amortization method over an 8 year life.

The acquisition was accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of the acquired branches were recorded at their fair values at the acquisition date.

On November 1, 2003, the Company completed the merger of MainBancorp, Inc., Dallas Texas (“MainBancorp”), into the Company. In connection with the transaction, MainBancorp’s wholly owned subsidiary, mainbank, n.a., was merged into the Bank. Under the terms of the agreement, the Company issued approximately 1,500,000 shares of its Common Stock and paid approximately $9.1 million in cash for all outstanding shares of MainBancorp stock. In addition, the Company assumed options to acquire 100,851 shares of its Common Stock. MainBancorp was privately held and operated four (4) banking offices in Dallas, Texas. As of September 30, 2003, MainBancorp had, on a consolidated basis, total assets of $177.1 million, loans of $90.8 million, deposits of $153.7 million and shareholders’ equity of $22.6 million.

In connection with the purchase, the Company paid a cash premium of $27.2 million of which $2.7 million was identified as core deposit intangibles. The remaining $24.5 million of the premium was recorded as goodwill. The core deposit intangibles are being amortized using an accelerated amortization method over an 8 year life.

The acquisition was accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of the acquired branches were recorded at their fair values at the acquisition date.

On June 1, 2003, the Company completed the merger of Dallas Bancshares, Dallas, Texas (“Dallas Bancshares”), into the Company. In connection with the transaction, Dallas Bancshares’ wholly owned subsidiary, BankDallas, was merged into the Bank. Under the terms of the agreement, the Company paid approximately $7.0 million in cash. Dallas Bancshares operated one (1) banking office in Dallas, Texas. As of March 31, 2003, Dallas Bancshares had on a consolidated basis, total assets of $42.0 million, loans of 28.3 million, deposits of $37.6 million and shareholders’ equity of $4.3 million.

In connection with the purchase, the Company paid a cash premium of $3.0 million of which $45,000 was identified as core deposit intangibles. The remaining $2.5 million of the premium was recorded as goodwill. The core deposit intangibles are being amortized using an accelerated amortization method over an 8 year life.

The acquisition was accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of the acquired branches were recorded at their fair values at the acquisition date.

On May 6, 2003, the Company completed the merger of Abrams Centre Bancshares, Dallas, Texas (“Abrams”), into the Company. In connection with the acquisition, Abrams’ wholly owned subsidiary, Abrams Centre National Bank, was merged into the Bank. Under the terms of the agreement, the Company paid approximately $16.3 million in cash. Abrams operated two (2) banking offices in Dallas, Texas. One banking center was closed and consolidated with an existing banking center located nearby. As of March 31, 2003, Abrams, on a consolidated basis, had total assets of $96.5 million, loans of $31.7 million, deposits of $70.8 million and shareholders’ equity of $14.0 million.

In connection with the purchase, the Company paid a cash premium of $6.7 million of which $430,000 was identified as core deposit intangibles. The remaining $6.3 million of the premium was recorded as goodwill. The core deposit intangibles are being amortized using an accelerated amortization method over an 8 year life.

The acquisition was accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of the acquired branches were recorded at their fair values at the acquisition date.

On November 1, 2002, the Company completed the acquisition of First National Bank of Bay City, Bay City, Texas (the “FNB Acquisition”), through the merger of FNB with and into Prosperity Bank®. Under the terms of the Agreement and Plan of Reorganization dated as of August 15, 2002, as amended, the Company paid approximately $5.1 million in cash for all of the issued and outstanding common stock of FNB. FNB operated one (1) location in Bay City, Texas, which was closed and consolidated with Prosperity Bank’s® Bay City Banking Center. As of November 1, 2002, FNB had total assets of $27.1 million, total loans of $8.2 million and total deposits of $23.8 million.

PROSPERITY BANCSHARES, INC.sm AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the purchase, the Company paid a cash premium of $2.2 million of which $168,000 was identified as core deposit intangibles. The remaining $2.0 million of the premium was recorded as goodwill. The core deposit intangibles are being amortized using an accelerated amortization method over an 8 year life.

The acquisition was accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of the acquired branches were recorded at their fair values at the acquisition date.

On October 1, 2002, the Company completed the acquisition of Southwest Bank Holding Company, Dallas, Texas (the “Southwest Acquisition”). Southwest’s wholly owned subsidiary, Bank of the Southwest, Dallas, Texas, became a subsidiary of the Company. Under the terms of the Agreement and Plan of Merger dated as of July 14, 2002, the Company paid approximately $19.6 million in cash. Southwest was privately held and operated two (2) banking offices in Dallas, Texas. As of October 1, 2002, Southwest had total assets of $121.9 million, total loans of $58.7 million and total deposits of $108.9 million.

In connection with the purchase, the Company paid a cash premium of $5.7 million of which $640,000 was identified as core deposit intangibles. The remaining $5.0 million of the premium was recorded as goodwill. The core deposit intangibles are being amortized using an accelerated amortization method over an 8 year life.

The acquisition was accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of the acquired branches were recorded at their fair values at the acquisition date.

On September 1, 2002, the Company completed the acquisition of Paradigm Bancorporation, Inc. (the “Paradigm Acquisition”) in a stock transaction. Under the terms of the Agreement and Plan of Reorganization dated as of May 2, 2002, Prosperity issued approximately 2.58 million shares of its common stock for all outstanding shares of Paradigm (giving effect to the two for one stock split). Paradigm operated a total of eleven (11) banking offices - six (6) in the greater metropolitan Houston area and five (5) in the nearby Southeast Texas cities of Dayton, Galveston, Mont Belvieu, and Winnie, three (3) of which were closed following completion of the transaction. As of September 1, 2002, Paradigm Bancorporation had total assets of $248.7 million, total loans of $175.7 million and total deposits of $218.3 million.

In connection with the purchase, the Company paid a cash premium of $36.6 million of which $2.8 million was identified as core deposit intangibles. The remaining $33.8 million of the premium was recorded as goodwill. The core deposit intangibles are being amortized using an accelerated amortization method over an 8 year life.

The acquisition was accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of the acquired branches were recorded at their fair values at the acquisition date.

On July 12, 2002, the Company completed the acquisition of The First State Bank, Needville, Texas (the “First State Acquisition”) for approximately $3.7 million in cash. Prosperity Bank’s® existing Needville Banking Center has relocated into the former First State Bank location effective July 15, 2002. As of July 12, 2002, The First State Bank had total assets of $16.3 million, loans of $5.5 million and deposits of $14.1 million.

In connection with the purchase, the Company paid a cash premium of $1.7 million of which $293,000 was identified as core deposit intangibles. The remaining $1.4 million of the premium was recorded as goodwill. The core deposit intangibles are being amortized using an accelerated amortization method over an 8 year life.

The acquisition was accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of the acquired branches were recorded at their fair values at the acquisition date.

On May 8, 2002, the Company completed the acquisition of Texas Guaranty Bank, N.A. (the “Texas Guaranty Acquisition”) for approximately $11.8 million in cash. Texas Guaranty Bank operated three (3) offices in Houston, Texas, all of which became full service banking centers of Prosperity Bank® . As of May 8, 2002, Texas Guaranty Bank had total assets of $74.0 million, loans of $45.7 million and deposits of $61.8 million.

In connection with the purchase, the Company paid a cash premium of $3.7 million of which $431,000 was identified as core deposit intangibles. The remaining $3.3 million of the premium was recorded as goodwill. The core deposit intangibles are being amortized using an accelerated amortization method over an 8 year life.

PROSPERITY BANCSHARES, INC.sm AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The acquisition was accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of the acquired branches were recorded at their fair values at the acquisition date.

On February 23, 2001, the Company completed a merger with Commercial Bancshares, Inc., a Texas corporation (“Commercial”), whereby Commercial was merged with and into the Company (the “Commercial Merger”). The Company issued 2,768,610 shares of its Common Stock for all of the outstanding shares of Commercial. In connection with the Commercial Merger, Heritage Bank, Commercial’s wholly owned subsidiary, was merged with and into the Bank. Heritage Bank had 12 full-service banking locations in the Houston metropolitan area and in three adjacent counties, including Houston-Bellaire, Cleveland, Cypress, Fairfield, Houston-Downtown, Houston-Medical Center, Houston-River Oaks, Houston-Tanglewood, Houston-Waugh Drive, Liberty, Magnolia and Wharton.

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

3. GOODWILL AND OTHER INTANGIBLE ASSETS

In June 2001, the FASB issued SFAS no. 142, which no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under certain conditions) for impairment. Intangible assets that do not have indefinite lives will continue to be amortized over their useful lives and reviewed for impairment. The Company adopted the provisions of SFAS No. 142 and therefore discontinued the amortization of goodwill effective January 1, 2002. During fiscal 2003, the Company completed the goodwill impairment test, which did not indicate any goodwill impairment and therefore did not have an effect on the Company’s consolidated financial condition, results of operations or cash flows.

The following table presents a reconciliation of reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization, net of the related income tax effect:

	Fiscal 2003	Fiscal 2002	Fiscal 2001
	(Dollars in thousands, except per share data)
Net income	$26,548	$21,321	$12,958
Add: Goodwill amortization, net of tax	—	—	1,158

Adjusted	$26,548	$21,321	$14,116

Basic earnings per common share	$1.38	$1.25	$0.80
Add: Goodwill amortization, net of tax	—	—	0.07

Adjusted	$1.38	$1.25	$0.87

Diluted earnings per common share	$1.36	$1.22	$0.79
Add: Goodwill amortization, net of tax	—	—	0.07

Adjusted	$1.36	$1.22	$0.86

PROSPERITY BANCSHARES, INC.sm AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles for fiscal 2002 and 2003 were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)
Balance as of December 31, 2001	$22,641	$—
Less:
Amortization	—	(192)
Add:
Acquisition of Texas Guaranty Bank	3,254	431
Acquisition of First State Bank of Needville	1,448	293
Acquisition of Paradigm Bancorporation	33,846	2,781
Acquisition of First National Bank of Bay City	2,048	168
Acquisition of Southwest Bank Holding Company	5,053	640

Balance as of December 31, 2002	68,290	4,121
Less:
Amortization	—	(818)
Add:
Acquisition of Abrams Centre Bancshares	6,707	430
Acquisition of Dallas Bancshares	2,953	45
Acquisition of Mainbancorp	27,180	2,657
Acquisition of FSBNT	13,884	—
Purchase accounting adjustments to prior year acquisitions:
Acquisition of Texas Guaranty Bank	12	—
Acquisition of First State Bank of Needville	96	—
Acquisition of Paradigm Bancorporation	(826)	—
Acquisition of First National Bank of Bay City	(311)	308
Acquisition of Southwest Bank Holding Company	27	—

Balance as of December 31, 2003	$118,012	$6,743

Purchase accounting adjustments to prior year acquisitions were made to adjust deferred tax asset balances. Gross core deposit intangibles outstanding were $7.8 million at December 31, 2003.

Core deposit intangibles are amortized on an accelerated basis over their estimated lives which is 8 years. Amortization expense related to intangible assets totaled $818,000 in 2003, $192,000 in 2002 and $1.4 million in 2001. The estimated aggregate future amortization expense for intangible assets remaining as of December 31, 2003 is as follows:

2004	$1,529
2005	1,429
2006	1,330
2007	1,230
2008	1,131
Thereafter	2,295

Total	$8,943

PROSPERITY BANCSHARES, INC.sm AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4. CASH AND DUE FROM BANKS

The Bank is required by the Federal Reserve Bank to maintain average reserve balances. “Cash and due from banks” in the consolidated balance sheets includes amounts so restricted of $29.6 million and $15.0 million at December 31, 2003 and 2002, respectively.

5. SECURITIES

The amortized cost and fair value of debt securities are as follows:

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
	(Dollars in thousands)
Available for Sale
U.S. Treasury securities and obligations of U.S. government agencies	$15,824	$247	$—	$16,071	$16,071
70% non-taxable preferred stock	44,015	—	327	43,688	43,688
States and political subdivisions	23,141	1,798	—	24,939	24,939
Collateralized mortgage obligations	17,745	510	68	18,187	18,187
Mortgage-backed securities	159,525	1,179	224	160,480	160,480
Equity securities	283	—	—	283	283

Total	$260,533	$3,734	$619	$263,648	$263,648

Held to Maturity
U.S. Treasury securities and obligations of U.S. government agencies	$32,938	$1,591	$14	$34,515	$32,938
Corporate debt securities	15,619	743	—	16,362	15,619
States and political subdivisions	30,597	1,121	—	31,718	30,597
Collateralized mortgage obligations	160,742	1,338	191	161,889	160,742
Mortgage-backed securities	873,336	7,806	3,175	877,967	873,336

Total	$1,113,232	$12,599	$3,380	$1,122,451	$1,113,232

PROSPERITY BANCSHARES, INC.sm AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
	(Dollars in thousands)
Available for Sale
U.S. Treasury securities and obligations of U.S. government agencies	$18,511	$65	$—	$18,576	$18,576
70% non-taxable preferred stock	44,029	—	884	43,145	43,145
States and political subdivisions	27,115	1,808	—	28,923	28,923
Collateralized mortgage obligations	18,616	596	14	19,198	19,198
Mortgage-backed securities	196,887	2,600	110	199,377	199,377

Total	$305,158	$5,069	$1,008	$309,219	$309,219

Held to Maturity
U.S. Treasury securities and obligations of U.S. government agencies	$78,587	$3,131	$—	$81,718	$78,587
Corporate debt securities	25,338	942	87	26,193	25,338
States and political subdivisions	31,879	1,241	6	33,114	31,879
Collateralized mortgage obligations	149,666	1,662	12	151,316	149,666
Mortgage-backed securities	355,628	12,297	5	367,920	355,628

Total	$641,098	$19,273	$110	$660,261	$641,098

Management believes that based upon the credit quality of the debt securities, none of the unrealized loss on securities is considered other-than-temporary at December 31, 2003. No securities have been in a continuous unrealized loss position for twelve months or more.

The amortized cost and fair value of debt securities at December 31, 2003, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2003
	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$18,014	$18,296	$4,124	$4,130
Due after one year through five years	47,832	50,504	13,267	13,336

Due after five years through ten years	13,308	13,795	28,186	27,984
Due after ten years	—	—	37,686	39,531

Subtotal	79,154	82,595	83,263	84,981
Mortgage-backed securities and collateralized mortgage obligations	1,034,078	1,039,856	177,270	178,667

Total	$1,113,232	$1,122,451	$260,533	$263,648

There were no sales of securities in 2003. Gross proceeds from the sale of held to maturity securities was approximately $17,400 and gross proceeds from the sale of available for sale securities was approximately $48,800 for the year ended December 31, 2002.

The Company does not own securities of any one issuer (other than the U.S. government and its agencies) for which aggregate adjusted cost exceeds 10% of the consolidated shareholders’ equity at December 31, 2003 and December 31, 2002.

PROSPERITY BANCSHARES, INC.sm AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Securities with amortized costs of $600.4 million and $403.5 million and a fair value of $605.6 million and $416.8 million at December 31, 2003 and 2002, respectively, were pledged to secure public deposits and for other purposes required or permitted by law.

6. LOANS

The loan portfolio consists of various types of loans made principally to borrowers located in Southeast Texas and Dallas and is classified by major type as follows:

	December 31,
	2003	2002
	(Dollars in thousands)
Commercial and industrial	$93,989	$93,797
Real estate:
Construction and land development	36,470	52,377
1-4 family residential	237,055	206,586
Home equity	27,943	23,249
Commercial mortgages	260,882	183,970
Farmland	15,247	11,887
Multi-family residential	20,679	15,502
Agriculture	20,693	24,683
Other	2,274	3,020
Consumer	54,980	64,919

Total	770,212	679,990
Less unearned discount	159	431

Total	$770,053	$679,559

The contractual maturity ranges of the commercial and industrial and construction and land development portfolios and the amount of such loans with predetermined interest rates and floating rates in each maturity range are summarized in the following table:

	December 31, 2003
	One Year or Less	After One Through Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial and industrial	$41,248	$35,464	$8,781	$85,493
Construction and land development	22,255	12,872	1,342	36,469

Total	$63,503	$48,336	$10,123	$121,962

Loans with a predetermined interest rate	$18,728	$21,309	$598	$40,635
Loans with a floating interest rate	44,775	27,027	9,525	81,327

Total	$63,503	$48,336	$10,123	$121,962

PROSPERITY BANCSHARES, INC.sm AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2003 and 2002, loans outstanding to directors, officers and their affiliates totaled $5.6 million and $9.8 million, respectively. In the opinion of management, all transactions entered into between the Company and such related parties have been, and are, in the ordinary course of business, made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related-party loans is as follows:

	Year Ended December 31,
	2003	2002
	(Dollars in thousands)

Beginning balance	$9,804	$7,144
New loans and reclassified related loans	3,333	8,336
Repayments	(7,548)	(5,676)

Ending balance	$5,589	$9,804

7. ALLOWANCE FOR CREDIT LOSSES

An analysis of activity in the allowance for credit losses is as follows:

	Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Balance at beginning of year	$9,580	$5,985	$5,523
Balance acquired in the Texas Guaranty, First State, Paradigm, FNB and Southwest acquisitions	—	2,981	—
Balance acquired in the Abrams, Dallas Bancshares, MainBancorp and FSBNT acquisitions	1,900	—	—
Addition — provision charged to operations	483	1,010	700
(Charge-offs) and recoveries:
Loans charged off	(2,241)	(767)	(429)
Loan recoveries	623	371	191

Total net (charge-offs) recoveries	(1,618)	(396)	(238)

Balance at end of year	$10,345	$9,580	$5,985

8. PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	Year Ended December 31,
	2003	2002
	(Dollars in thousands)
Land	$7,907	$6,953
Buildings	27,823	19,966
Furniture, fixtures and equipment	9,980	9,595
Construction in progress	106	763

Total	45,816	37,277
Less accumulated depreciation	(11,517)	(10,267)

Premises and equipment, net	$34,299	$27,010

PROSPERITY BANCSHARES, INC.sm AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9. DEPOSITS

Included in interest-bearing deposits are certificates of deposit in amounts of $100,000 or more. These certificates and their remaining maturities at December 31, 2003 were as follows:

December 31, 2003
(Dollars in thousands)
Three months or less.	$138,460
Greater than three through six months	67,726
Greater than six through twelve months	63,514
Thereafter	64,341

Total	$334,041

Interest expense for certificates of deposit in excess of $100,000 was $7.4 million, $6.9 million and $8.7 million, for the years ended December 31, 2003, 2002 and 2001, respectively.

The Company has no brokered deposits and there are no major concentrations of deposits.

10. OTHER BORROWINGS

Note Payable — During December 1997, Bancshares entered into an agreement with a bank to borrow up to $8.0 million under a reducing, revolving line of credit (the “Line”). The purpose of the Line is to provide funding for potential acquisitions in the future. The maximum amount available under the Line is reduced by $1.1 million each year beginning December 1998 with all amounts due and payable on December 31, 2004. The Line bears interest, payable quarterly, at the Federal Funds Rate plus 2.75%. The Line is collateralized by 100% of the issued and outstanding common shares of Holdings and the Bank. At December 31, 2003 and 2002, Bancshares had no outstanding borrowings under the Line.

Other Borrowings – Deposits are the primary source of funds for the Company’s lending and investment activities. As needed, the Company obtains additional funds from the Federal Home Loan Bank (“FHLB”) and correspondent banks. At December 31, 2003, the Company had $11.9 million in FHLB borrowings all of which consisted of long-term FHLB notes payable compared with $37.9 million in FHLB borrowings at December 31, 2002 of which $12.6 million consisted of long-term FHLB notes payable and $25.3 million consisted of FHLB advances. The highest outstanding balance of FHLB advances during 2003 was $59.3 million compared with $31.4 million during 2002. The maturity dates on the FHLB notes payable range from 2004 to 2018 and the interest rates range from 5.95% to 6.48%. FHLB advances are considered short-term, overnight borrowings. At December 31, 2002, the Company had $12.6 million in FHLB notes payable compared with $13.3 million at December 31, 2001.

At December 31, 2003, the Company had $19.0 million in securities sold under repurchase agreements.

The Company had no federal funds purchased at December 31, 2003 or 2002.

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

PROSPERITY BANCSHARES, INC.sm AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

In the normal course of business, the Company is a party to various financial instruments with off-balance-sheet risk to meet the financing needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. The contract or notional amounts of these instruments reflect the extent of the Company’s involvement in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making these commitments and conditional obligations as it does for on-balance-sheet instruments.

The following is a summary of the various financial instruments entered into by the Company:

	December 31,
	2003	2002
	(Dollars in thousands)

Commitments to extend credit	$83,609	$78,359
Standby letters of credit	4,069	1,681

At December 31, 2003, $15.9 million of commitments to extend credit have fixed rates ranging from 2.75% to 18.00%. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts disclosed above do not necessarily represent future cash requirements.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

The Company evaluates customer creditworthiness on a case-by-case basis. The amount of collateral obtained, if considered necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer.

13. INCOME TAXES

The components of the provision for federal income taxes are as follows:

	Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands)

Current	$12,203	$8,963	$5,894
Deferred	210	592	(522)

Total	$12,413	$9,555	$5,372

PROSPERITY BANCSHARES, INC.sm AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for federal income taxes differs from the amount computed by applying the federal income tax statutory rate on income as follows:

	Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Taxes calculated at statutory rate	$13,636	$10,807	$6,415
Increase (decrease) resulting from:
Tax-exempt interest	(702)	(690)	(702)
Qualified Zone Academy Bond credit	(373)	(373)	(373)
Dividends received deduction	(436)	(298)	(329)
Amortization of goodwill	—	61	262
Other, net	288	48	99

Total	$12,413	$9,555	$5,372

Deferred tax assets and liabilities are as follows:

	December 31,
	2003	2002
	(Dollars in thousands)
Deferred tax assets:
Allowance for credit losses	$2,056	$1,088
Nonaccrual loan interest	104	104
Accrued liabilities	—	318
Transfers from acquired banks	2,753	579
Bank premises and equipment	616	—
Other	31	56

Total deferred tax assets	5,560	2,145

Deferred tax liabilities:
Accretion on investments	$(702)	$(437)
Bank premises and equipment	—	(926)
Core deposit intangibles	(1,265)	—
Securities premium amortization	(368)	—
Unrealized gain on available for sale securities	(1,091)	(1,417)
FHLB dividends	(25)	(125)

Total deferred tax liabilities	(3,451)	(2,905)

Net deferred tax liabilities	$2,109	$(760)

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods for which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at December 31, 2003. The net deferred tax liability is included in other liabilities in the accompanying balance sheets.

PROSPERITY BANCSHARES, INC.sm AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. STOCK INCENTIVE PROGRAM

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

During 1995, the Company’s Board of Directors approved a stock option plan (the “1995 Plan”) for executive officers and key associates to purchase common stock of Bancshares. A total of 660,000 options have been granted under the 1995 plan as of December 31, 2003. Compensation expense was not recognized for the stock options granted under the 1995 Plan because the options had an exercise price approximating the fair value of Bancshares’ common stock at the date of grant. The maximum number of shares reserved for issuance pursuant to options granted under the 1995 Plan is 680,000 (after two-for-one and four-for-one stock splits). A total of 165,000 options were outstanding at December 31, 2003.

During 1998, the Company’s Board of Directors and shareholders approved a second stock option plan (the “1998 Plan”) which authorizes the issuance of up to 920,000 (after two-for-one stock split) shares of the common stock of Bancshares under both “non-qualified” and “incentive” stock options to employees and “non-qualified” stock options to directors who are not employees. The 1998 Plan also provides for the granting of restricted stock awards, stock appreciation rights, phantom stock awards and performance awards on substantially similar terms. Compensation expense was not recognized for the stock options granted under the 1998 Plan because the options had an exercise price approximating the fair value of Bancshares common stock at the date of grant. Options to purchase 386,500 (after two-for-one stock split) shares of Bancshares common stock have been granted under the 1998 Plan. A total of 386,500 options were outstanding at December 31, 2003.

On February 23, 2001, the Company consummated its merger with Commercial. The options to purchase shares of Commercial common stock which were outstanding at the effective time of the merger were converted into options to purchase a total of 26,660 (after two-for-one stock split) shares of Bancshares common stock at exercise prices ranging from $0.725 to $5.16 per share. The converted options are governed by the original plans under which they were issued. During 2000, Commercial granted 8,680 options at an exercise price of $5.16 per share. All options under the Commercial plan have been exercised.

On September 1, 2002, the Company acquired Paradigm Bancorporation. The options to purchase shares of Paradigm common stock outstanding at the effective time of the transaction were converted (at a rate of 1 to 1.08658) into options to purchase a total of 33,804 shares of Bancshares Common Stock at exercise prices ranging from $8.28 to $11.50 per share. The converted options are governed by the original plan under which they were issued. A total of 17,065 options were outstanding at December 31, 2003.

On November 1, 2003, the Company acquired MainBancorp, Inc. A portion of the options to purchase shares of MainBancorp common stock outstanding at the effective time of the transaction, at the option of the holder, were converted into options to purchase a total of 100,851 shares of Bancshares Common Stock at exercise prices ranging from $8.03 to $16.26 per share. The converted options are governed by the original plan under which they were issued. A total of 31,127 options were outstanding at December 31, 2003.

PROSPERITY BANCSHARES, INC.sm AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31,
	2003		2002		2001
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
Options outstanding, beginning of period	684,153	$8.65	530,180	$4.47	486,780	$2.53
Options granted	164,851 (1)	14.58	287,804 (2)	16.92	184,000 (3)	10.01
Options forfeited	(78,674)	15.91	(29,327)	15.55	(10,000)	10.01
Options exercised	(170,638)	5.83	(104,504)	2.48	(130,600)	2.34

Options outstanding, end of period	599,692	$11.69	684,153	$8.65	530,180	$4.47

(1)	Includes options to acquire 100,851 shares of Bancshares Common Stock assumed in connection with the MainBancorp acquisition.
(2)	Includes options to acquire 33,804 shares of Bancshares Common Stock assumed in connection with the Paradigm acquisition.
(3)	Includes options to acquire 26,660 shares of Bancshares Common Stock assumed in connection with the Commercial Merger.

At December 31, 2003, there were 79,192 options exercisable under all plans at a weighted average exercise price of $9.68. During 2003, 170,638 options were exercised. At December 31, 2002, there were 54,153 options exercisable under all plans and 104,504 options were exercised. At December 31, 2001, there were 94,380 options exercisable under all plans and 130,600 options were exercised.

During 2003, the Company granted 64,000 options under the 1998 Plan. The options were granted at exercise prices ranging from $19.30 per share to $23.10 per share. Compensations expense in the amount of $24,000 was recorded.

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

The weighted-average fair value of the stock options on the grant dates ranged from $3.89 to $5.13 in 2003 and ranged from $3.86 to $4.10 in 2002 respectively. The weighted-average remaining contractual life of options outstanding as of December 31, 2003 ranged from 9.35 years to 9.84 years for the options granted in 2003 and ranged from 8.33 years to 8.91 years for the options granted in 2002, respectively.

The fair value of options was estimated using an option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2003	2002	2001
Expected life	4.50	4.50	4.50
Risk free interest rate	2.58%	5.57%	5.38%
Volatility	23.00%	23.00%	23.60%
Dividend yield	1.25%	1.31%	1.95%

PROSPERITY BANCSHARES, INC.sm AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents information relating to the Company’s stock options outstanding at December 31, 2003 (share data in thousands):

	Options Outstanding 2003
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
$ 0.00 - $ 5.00	153,000	$2.56	2.50
$ 5.01 - $10.00	17,433	7.26	6.22
$10.01 - $15.00	163,632	10.11	7.32
$15.00 - $20.00	245,627	17.85	8.85
$20.01 - $25.00	20,000	22.73	9.82

	599,692	$11.69	6.77

15. PROFIT SHARING PLAN

The Company has adopted a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code whereby the participants may contribute a percentage of their compensation as permitted under the Code. Matching contributions are made at the discretion of the Company. Presently, The Company matches 50 % of an employee’s contributions, up to 15 % of compensation, not to exceed the maximum allowable pursuant to the Internal Revenue Code and excluding catch-up contributions. Such matching contributions were approximately $593,000, $439,000 and $351,000, for the years ended December 31, 2003, 2002 and 2001, respectively.

16. COMMITMENTS AND CONTINGENCIES

Leases — A summary of non-cancelable future operating lease commitments as of December 31, 2003 follows (dollars in thousands):

2004	$1,511
2005	1,065
2006	944
2007	815
2008	1,434

Total	$5,769

It is expected that in the normal course of business, expiring leases will be renewed or replaced by leases on other property or equipment.

Rent expense under all noncancelable operating lease obligations aggregated approximately $1.3 million for the year ended December 31, 2003, $1.6 million for the year ended December 31, 2002 and $957,000 for the year ended December 31, 2001.

Litigation — The Company has been named as a defendant in various legal actions arising in the normal course of business. In the opinion of management, after reviewing such claims with outside counsel, resolution of such matters will not have a materially adverse impact on the consolidated financial statements.

17. REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Any institution that fails to meet its minimum capital requirements is subject to actions by regulators that could have a direct material effect on the Company’s and the Bank’s financial statements. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines based on the Bank’s assets, liabilities and certain off- balance-sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and the Bank’s classification under the regulatory framework for prompt corrective action are also subject to qualitative judgements by the regulators about the components, risk weightings and other factors.

To meet the capital adequacy requirements, the Company and the Bank must maintain minimum capital amounts and ratios as defined in the regulations. Management believes, as of December 31, 2003 that the Company and the Bank met all capital

PROSPERITY BANCSHARES, INC.sm AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adequacy requirements to which they are subject.

At December 31, 2003, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There have been no conditions or events since that notification which management believes have changed the Bank’s category.

The following is a summary of the Company’s and the Bank’s capital ratios at December 31, 2003 and 2002 (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
CONSOLIDATED:
As of December 31, 2003:
Total Capital (to Risk Weighted Assets)	$161,154	16.90%	$76,282	8.0%	N/A	N/A
Tier I Capital (to Risk Weighted Assets)	150,809	15.82	38,141	4.0	N/A	N/A
Tier I Capital (to Average Tangible Assets)	150,809	7.10	63,753	3.0	N/A	N/A
As of December 31, 2002:
Total Capital (to Risk Weighted Assets)	$122,265	15.30%	$63,914	8.0%	N/A	N/A
Tier I Capital (to Risk Weighted Assets)	112,685	14.10	31,957	4.0	N/A	N/A
Tier I Capital (to Average Tangible Assets)	112,685	6.56	51,553	3.0	N/A	N/A

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
PROSPERITY BANK® ONLY:
As of December 31, 2003:
Total Capital (to Risk Weighted Assets)	$146,823	15.40%	$76,262	8.0%	$95,328	10.0%
Tier I Capital (to Risk Weighted Assets)	136,478	14.32	38,131	4.0%	57,197	6.0
Tier I Capital (to Average Tangible Assets)	136,478	6.43	63,724	3.0%	106,207	5.0
As of December 31, 2002:
Total Capital (to Risk Weighted Assets)	$110,587	14.91%	$59,337	8.0%	$74,171	10.0%
Tier I Capital (to Risk Weighted Assets)	101,677	13.71	29,668	4.0	44,503	6.0
Tier I Capital (to Average Tangible Assets)	101,677	6.26	48,730	3.0	81,217	5.0

Dividends paid by Bancshares and the Bank are subject to restrictions by certain regulatory agencies. There was an aggregate of $48.9 million and $7.1 million available for payment of dividends by Bancshares and by the Bank to Bancshares, respectively, at December 31, 2003 under these restrictions. Dividends paid by Bancshares during the years ended December 31, 2003 and 2002 were $4.9 million and $3.9 million, respectively. There were $37.9 million of dividends paid by the Bank to Bancshares during the year ended 2003 and $18.4 paid by the Bank to Bancshares during the year ended 2002.

PROSPERITY BANCSHARES, INC.sm AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents — For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Securities — For securities held as investments, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loan Receivables — For certain homogeneous categories of loans (such as some residential mortgages and other consumer loans), fair value is estimated by discounting the future cash flows using the risk-free Treasury rate for the applicable maturity, adjusted for servicing and credit risk. The carrying value of variable rate loans approximates fair value because the loans reprice frequently to current market rates.

Company-Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trusts – The fair value of the Company-Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trusts was calculated using the quoted market price.

Deposit Liabilities — The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

Long-Term Debt and Other Borrowings — Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt using a discounted cash flows methodology.

Off-Balance Sheet Financial Instruments — The fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreement and the present creditworthiness of the counterparties.

PROSPERITY BANCSHARES, INC.sm AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The estimated fair values of the Company’s interest-earning financial instruments are as follows (dollars in thousands):

	December 31,
	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$71,983	$71,983	$66,806	$66,806
Federal funds sold	11,730	11,730	13,993	13,993
Held to maturity securities	1,113,232	1,122,451	641,098	660,261
Available for sale securities	260,533	263,648	309,219	309,219
Loans	770,053	782,961	679,559	698,496
Less allowance for credit losses	(10,345)	(10,345)	(9,580)	(9,580)

Total	$2,217,186	$2,242,428	$1,701,095	$1,739,195

Financial liabilities:
Deposits	$2,083,748	$2,089,859	$1,586,611	$1,594,728
Company-obligated mandatorily redeemable trust preferred securities of subsidiary trusts	58,000	58,900	33,000	33,900
Federal Home Loan Bank Advances	—	—	25,300	25,300
Securities sold under repurchase agreements	19,006	19,006
Federal Home Loan Bank notes payable	11,929	13,015	12,639	13,914

Total	$2,172,683	$2,180,780	$1,657,550	$1,667,842

The differences in fair value and carrying value of commitments to extend credit and standby letters of credit were not material at December 31, 2003 and 2002.

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

On December 30, 2003, the Company formed Prosperity Statutory Trust IV (“Trust IV”) and on December 30, 2003, Trust IV issued 12,500 Floating Rate Capital Securities (the “Capital Securities”) with an aggregate liquidation value of $12,500,000 to a third party. Concurrent with the issuance of the Capital Securities, Trust IV issued trust common securities to the Company in the aggregate liquidation value of $387,000. The proceeds of the issuance of the Capital Securities and trust common securities were invested in the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Floating Rate Debentures”). The Floating Rate Debentures will mature on December 30, 2033, which date may be shortened to a date not earlier than December 30, 2008, if certain conditions are met (including the Company having received prior approval of the Federal Reserve and any other required regulatory approvals). These Floating Rate Debentures, which are the only assets of Trust IV, are subordinate and junior in right of payment to all present and future senior indebtedness (as defined in the Indenture dated December 30, 2003) of the Company. The Floating Rate Debentures accrue interest at a fixed rate of 6.50 % until December 30, 2008 at which time the Capital Securities will accrue interest at a floating rate equal to the 3-month LIBOR plus 2.85%. The quarterly distributions on the Capital Securities will be paid at the same rate that interest is paid on the Floating Rate Debentures.

The Company has fully and unconditionally guaranteed the Trust IV’s obligations under the Capital Securities. Trust IV must redeem the Capital Securities when the Floating Rate Debentures are paid at maturity or upon any earlier prepayment of the Floating Rate Debentures. The Floating Rate Debentures may be prepaid if certain events occur, including a change in the tax status or regulatory capital treatment of the Capital Securities or a change in existing laws that requires Trust IV to register as an investment company. The Company received net proceeds of $12.4 million, which will be used for the general corporate purposes of the Company and the Bank, including supporting continued expansion activities in the Houston and Dallas metropolitan areas and surrounding counties through the establishment and/or acquisition of additional Banking Centers and possible acquisitions.

PROSPERITY BANCSHARES, INC.sm AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On August 15, 2003, the Company formed Prosperity Statutory Trust III (“Trust III”) and on August 15, 2003, Trust III issued 12,500 Fixed/Floating Rate Capital Securities (the “Capital Securities”) with an aggregate liquidation value of $12,500,000 to a third party. Concurrent with the issuance of the Capital Securities, Trust III issued trust common securities to the Company in the aggregate liquidation value of $387,000. The proceeds of the issuance of the Capital Securities and trust common securities were invested in the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Floating Rate Debentures”). The Floating Rate Debentures will mature on September 17, 2033, which date may be shortened to a date not earlier than September 17, 2008, if certain conditions are met (including the Company having received prior approval of the Federal Reserve and any other required regulatory approvals). These Floating Rate Debentures, which are the only assets of Trust III, are subordinate and junior in right of payment to all present and future senior indebtedness (as defined in the Indenture dated August 15, 2003) of the Company. The Floating Rate Debentures accrue interest at a fixed rate of 6.50 % until September 17, 2008 at which time the Capital Securities will accrue interest at a floating rate equal to the 3-month LIBOR plus 3.00%. The quarterly distributions on the Capital Securities will be paid at the same rate that interest is paid on the Floating Rate Debentures.

The Company has fully and unconditionally guaranteed the Trust III’s obligations under the Capital Securities. Trust III must redeem the Capital Securities when the Floating Rate Debentures are paid at maturity or upon any earlier prepayment of the Floating Rate Debentures. The Floating Rate Debentures may be prepaid if certain events occur, including a change in the tax status or regulatory capital treatment of the Capital Securities or a change in existing laws that requires Trust III to register as an investment company. The Company received net proceeds of $12.4 million, which will be used for the general corporate purposes of the Company and the Bank, including supporting continued expansion activities in the Houston and Dallas metropolitan areas and surrounding counties through the establishment and/or acquisition of additional Banking Centers and possible acquisitions.

In July 2001, the Company formed Prosperity Statutory Trust II (“Trust II”) and on July 31, 2001, Trust II issued 15,000 Floating Rate Capital Securities (the “Capital Securities”) with an aggregate liquidation value of $15,000,000 to a third party. Concurrent with the issuance of the Capital Securities, Trust II issued trust common securities to the Company in the aggregate liquidation value of $464,000. The proceeds of the issuance of the Capital Securities and trust common securities were invested in the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures (the “Floating Rate Debentures”). The Floating Rate Debentures will mature on July 31, 2031, which date may be shortened to a date not earlier than July 31, 2006, if certain conditions are met (including the Company having received prior approval of the Federal Reserve and any other required regulatory approvals). These Floating Rate Debentures, which are the only assets of Trust II, are subordinate and junior in right of payment to all present and future senior indebtedness (as defined in the Indenture dated July 31, 2001) of the Company. The Floating Rate Debentures accrue interest at a floating rate equal to 3-month LIBOR plus 3.58%, not to exceed 12.50%, payable quarterly. The quarterly interest rate on the Debentures for the period from October 31, 2002 through December 31, 2002 was equal to 5.34%. The quarterly distributions on the Capital Securities will be paid at the same rate that interest is paid on the Floating Rate Debentures.

The Company has fully and unconditionally guaranteed the Trust II’s obligations under the Capital Securities. Trust II must redeem the Capital Securities when the Floating Rate Debentures are paid at maturity or upon any earlier prepayment of the Floating Rate Debentures. The Floating Rate Debentures may be prepaid if certain events occur, including a change in the tax status or regulatory capital treatment of the Capital Securities or a change in existing laws that requires Trust II to register as an investment company. The Company received net proceeds of $14.5 million, which will be used for the general corporate purposes of the Company and the Bank, including supporting continued expansion activities in the Houston metropolitan area and surrounding counties through the establishment and/or acquisition of additional Banking Centers and possible acquisitions.

In November 1999, the Company formed Prosperity Capital Trust I, a business trust formed under the laws of the State of Delaware (“Trust I”). Trust I issued $12.0 million of 9.60% Trust Preferred Securities and invested the proceeds thereof in the 9.60% Junior Subordinated Deferrable Interest Debentures (the “Fixed Rate Debentures”) issued by the Company. The Fixed Rate Debentures will mature on November 17, 2029, which date may be shortened to a date not earlier than November 17, 2004, if certain conditions are met (including the Company having received prior approval of the Federal Reserve and any other required regulatory approvals). The Trust Preferred Securities will be subject to mandatory redemption if the Fixed Rate Debentures are repaid by the Company. The Fixed Rate Debentures may be prepaid if certain events occur, including a change in the tax status or regulatory capital treatment of the Trust Preferred Securities. In each case, redemption will be made at par, plus the accrued and unpaid distributions thereon through the redemption date.

PROSPERITY BANCSHARES, INC.sm AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the Paradigm acquisition, on September 1, 2002 the Company acquired Paradigm Capital Trust II (“Paradigm Trust”), which issued $6.0 million of floating rate preferred securities on February 20, 2001. The Company also assumed the obligations under the floating rate debentures held by Paradigm Trust. The floating rate debentures will mature on February 20, 2031, which date may be shortened to a date not earlier than February 20, 2006 if certain conditions are met. These debentures, which are the only assets of the trust, are subordinate and junior in right of payment to all present and future senior indebtedness (as defined in the Indenture) of Paradigm. The Company has fully and unconditionally guaranteed Paradigm Trust’s obligations under the preferred securities.

The Floating Rate Debentures held by Paradigm Trust accrue interest at a floating rate equal to 3-month LIBOR plus 4.5%, payable quarterly. The quarterly distributions on the preferred securities are paid at the same rate that interest is paid on the debentures. For the quarter ended December 31, 2002, the rate on the debentures was 6.33%.

For financial reporting purposes, Trust I, Trust II, Trust III, Trust IV and Paradigm Trust are treated as subsidiaries of the Company and consolidated in the corporate financial statements. The trust preferred securities are presented as a separate category on the balance sheet. Although the trust preferred securities are not included as a component of shareholders’ equity on the balance sheet, for regulatory purposes, the trust preferred securities are treated as Tier 1 capital by the Federal Reserve. The treatment of the trust preferred securities as Tier 1 capital, in addition to the ability to deduct the expense of the debentures for federal income tax purposes, provided the Company with a cost-effective method of raising capital.

PROSPERITY BANCSHARES, INC.sm AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20. PARENT COMPANY ONLY FINANCIAL STATEMENTS

PROSPERITY BANCSHARES, INC.

(Parent Company Only)

BALANCE SHEETS

	December 31,
	2003	2002
	(Dollars in thousands)
ASSETS
Cash.	$14,398	$2,027
Investment in subsidiaries	259,284	181,615
Investment in Prosperity Capital Trust I	380	380
Investment in Prosperity Statutory Trust II	464	464
Investment in Prosperity Statutory Trust III	387	—
Investment in Prosperity Statutory Trust IV	387	—
Investment in Paradigm Capital Trust II	186	186
Goodwill, net	3,983	3,983
Other assets	245	587

TOTAL	$279,714	$189,242

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accrued interest payable and other liabilities.	$322	$473
Junior subordinated debentures	59,804	34,030

Total liabilities	60,126	34,503

SHAREHOLDERS’ EQUITY:
Common stock	20,967	18,903
Capital surplus	102,594	60,312
Retained earnings	94,610	72,917
Unrealized losses on available for sale securities, net of tax	2,024	2,644
Less treasury stock, at cost (37,088 and 7,152 shares at December 31, 2003 and 2002, respectively)	(607)	(37)

Total shareholders’ equity	219,588	154,739

TOTAL	$279,714	$189,242

PROSPERITY BANCSHARES, INC.sm AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PROSPERITY BANCSHARES, INC.

(Parent Company Only)

STATEMENTS OF INCOME

	For the Years Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
OPERATING INCOME:
Dividends from subsidiaries	$37,900	$18,350	$2,272
Other income	—	—	—

Total income	37,900	18,350	2,272

OPERATING EXPENSE:
Amortization of goodwill	—	—	466
Minority expense trust preferred securities	2,551	2,104	1,580
Other expenses	278	174	158

Total operating expense	2,829	2,278	2,204

INCOME BEFORE INCOME TAX BENEFIT AND EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	35,071	16,072	68
FEDERAL INCOME TAX BENEFIT	990	797	716

INCOME BEFORE EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	36,061	16,869	784
EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	(9,513)	4,452	12,174

NET INCOME	$26,548	$21,321	$12,958

PROSPERITY BANCSHARES, INC.sm AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PROSPERITY BANCSHARES, INC.

(Parent Company Only)

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,548	$21,321	$12,958
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	9,513	(4,452)	(12,174)
Amortization of goodwill	—	—	466
Decrease (increase) in other assets	369	268	708
(Decrease) increase in accrued interest payable and other liabilities	(164)	(43)	(62)
Cash paid in lieu of fractional shares	—	—	—
Increase in other liabilities	—	—	—

Total adjustments	9,718	(4,227)	(11,062)

Net cash flows provided by (used in) operating activities	36,266	17,094	1,896

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital contribution to subsidiary	—	—	—

Net cash flows used in investing activities	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	995	260	306
Trust preferred securities issuance cost	—	—	(476)
Payments of cash dividends	(4,855)	(3,866)	(3,161)
Cash paid to dissenting shareholders	—	(3)	667
Cash paid for acquisitions	(44,805)	(24,789)	—
Proceeds from issuance of junior subordinated debentures	24,770	—	15,000

Net cash flows (used in) provided by financing activities	(23,895)	(28,398)	11,002

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	12,371	(11,304)	12,898
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,027	13,331	433

CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,398	$2,027	$13,331

Exhibit Index

Exhibit Number		Description
2.1	-	Agreement and Plan of Reorganization dated as of May 1, 2002 by and between Prosperity Bancshares, Inc. and Paradigm Bancorporation, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-91248))

2.2	-	Stock Purchase Agreement dated as of February 22, 2002 by and between Prosperity Bancshares, Inc. and American Bancorp of Oklahoma, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)

2.3	-	Agreement and Plan of Reorganization dated as of April 26, 2002 by and among Prosperity Bancshares, Inc., Prosperity Bank® and The First State Bank (incorporated herein by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)

2.4	-	Agreement and Plan of Reorganization by and between the Prosperity Bancshares, Inc and Commercial Bancshares, Inc. dated November 8, 2000 (incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-52342))

2.5	-	Agreement and Plan of Reorganization by and between Prosperity Bancshares, Inc. and South Texas Bancshares, Inc. dated June 17, 1999 (incorporated herein by reference to Exhibit 2.1 to the Company’s Form 10-Q for the quarter ended June 30, 1999)

2.6	-	Agreement and Plan of Reorganization dated June 5, 1998 by and among Prosperity, Prosperity Bank® and Union State Bank (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267))

3.1	-	Amended and Restated Articles of Incorporation of Prosperity (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended March 31, 2001)

3.2	-	Amended and Restated Bylaws of Prosperity (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267))

4.1	-	Form of certificate representing shares of Prosperity common stock (incorporated herein by reference to Exhibit 4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267))

4.2	-	Form of Indenture by and between Prosperity Bancshares, Inc. and First Union Trust Company, N.A. with respect to the Junior Subordinated Debentures of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89481))

4.3	-	Form of Amended and Restated Trust Agreement of Prosperity Capital Trust I (incorporated herein by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89481))

4.4	-	Form of Trust Preferred Securities Guarantee Agreement by and between Prosperity and First Union Trust Company, N.A. (incorporated herein by reference to Exhibit 4.7 to the Company’s Registration Statement on Form S-1 (Registration No. 333-89481))

4.5	-	Indenture dated as of July 31, 2001 by and between Prosperity Bancshares, Inc., as Issuer, and State Street Bank and Trust Company of Connecticut, National Association, with respect to the Floating Rate Junior Subordinated Deferrable Interest Debentures of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

1

4.6		-	Amended and Restated Declaration of Trust of Prosperity Statutory Trust II dated as of July 31, 2001 (incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

4.7		-	Guarantee Agreement dated as of July 31, 2001 by and between Prosperity Bancshares, Inc. and State Street Bank and Trust Company of Connecticut, National Association (incorporated herein by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.1+		-	Prosperity Bancshares, Inc. 1995 Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267))

10.2+		-	Prosperity Bancshares, Inc. 1998 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267))

10.3+		-	Form of Employment Agreements (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267))

10.4		-	Loan Agreement dated December 27, 1997 between Prosperity and Norwest Bank Minnesota, National Association (incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267))

10.5+		-	Form of Employment Agreement by and between Prosperity Bank® and H.E. Timanus, Jr. (incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-4 (Registration No. 333-52342))

10.6+		-	Commercial Bancshares, Inc. Incentive Stock Option Plan for Key Employees (incorporated herein by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (Registration No. 333-57238))

10.7+		-	Form of Stock Option Agreement under the Commercial Bancshares, Inc. Incentive Stock Option Plan for Key Employees (incorporated herein by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (Registration No. 333-57238))

10.8+		-	Paradigm Bancorporation, Inc. 1999 Stock Incentive Plan (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-100815))

10.9+		-	MainBancorp, Inc. 1996 Employee Stock Option Plan (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-110755))

10.10+		-	Form of MainBancorp, Inc. Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-110755))

21.1	*	-	Subsidiaries of Prosperity

23.1	*	-	Consent of Deloitte & Touche LLP

31.1	*	-	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	*	-	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	*	-	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	-	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Management contract or compensatory plan or arrangement.
*	Filed with this Annual Report on Form 10-K.

2