Form 10-Q
period 2004-03-31
PROSPERITY BANCSHARES INC
filed 2004-05-07
CIK 1068851

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

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

As of April 30, 2004, there were 20,954,705 shares of the registrant’s Common Stock, par value $1.00 per share, outstanding.

PROSPERITY BANCSHARES, INC.SM AND SUBSIDIARIES

INDEX TO FORM 10-Q

		Page

PART I - FINANCIAL INFORMATION

Item 1.	Interim Financial Statements	3
	Consolidated Balance Sheets as of March 31, 2004 (unaudited) and December 31, 2003 (unaudited)	3
	Consolidated Statements of Income for the Three Months Ended March 31, 2004 and 2003 (unaudited)	4
	Consolidated Statements of Shareholders’ Equity for the Year Ended December 31, 2003 (unaudited) and for the Three Months Ended March 31, 2004 (unaudited)	5
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2004 and 2003 (unaudited)	6
	Notes to Interim Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20
Item 4.	Controls and Procedures	20

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	21
Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	21
Item 3.	Defaults upon Senior Securities	21
Item 4.	Submission of Matters to a Vote of Security Holders	21
Item 5.	Other Information	21
Item 6.	Exhibits and Reports on Form 8-K	21
Signatures		22

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

PROSPERITY BANCSHARES, INC.SM AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2004	December 31, 2003
	(Dollars in thousands, except share data)
ASSETS
Cash and due from banks	$55,374	$71,983
Federal funds sold	28,323	11,730

Total cash and cash equivalents	83,697	83,713
Interest-bearing deposits in financial institutions	150	262
Available for sale securities, at fair value (amortized cost of $242,744 and $260,533, respectively)	244,478	263,648
Held to maturity securities, at cost (fair value of $1,201,471 and $1,122,451, respectively)	1,182,158	1,113,232
Loans	770,223	770,053
Less allowance for credit losses	(10,460)	(10,345)

Loans, net	759,763	759,708
Accrued interest receivable	9,440	10,119
Goodwill	116,123	118,012
Core deposit intangibles, net of accumulated amortization of $1,394 and $1,010, respectively	8,461	6,743
Bank premises and equipment, net	33,651	34,299
Other real estate owned	80	246
Other assets	11,552	10,505

TOTAL	$2,449,553	$2,400,487

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$443,137	$467,389
Interest-bearing	1,679,724	1,616,359

Total deposits	2,122,861	2,083,748
Other borrowings	11,746	11,929
Securities sold under repurchase agreements	18,832	19,007
Accrued interest payable	2,090	2,522
Other liabilities	8,293	3,889
Junior subordinated debentures	59,804	59,804

Total liabilities	2,223,626	2,180,899
SHAREHOLDERS’ EQUITY:
Common stock, $1 par value; 50,000,000 shares authorized; 20,981,793 and 20,966,706 shares issued at March 31, 2004 and December 31, 2003, respectively; 20,944,705 and 20,929,618 shares outstanding at March 31, 2004 and December 31, 2003, respectively	20,982	20,967
Capital surplus	102,642	102,594
Retained earnings	101,101	94,610
Accumulated other comprehensive income — net unrealized gains on available for sale securities, net of tax of $974 and $1,090, respectively	1,809	2,024
Less treasury stock, at cost, 37,088 shares at March 31, 2004 and December 31, 2003, respectively	(607)	(607)

Total shareholders’ equity	225,927	219,588

TOTAL	$2,449,553	$2,400,487

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC.SM AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended March 31,
	2004	2003
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$12,313	$11,430
Securities:
Taxable	13,168	9,864
Nontaxable	385	426
70% nontaxable preferred dividends	452	452
Federal funds sold	53	34
Deposits in other financial institutions	1	6

Total interest income	26,372	22,212

INTEREST EXPENSE:
Deposits	5,781	5,826
Junior subordinated debentures	996	587
Note payable and other borrowings	248	255

Total interest expense	7,025	6,668

NET INTEREST INCOME	19,347	15,544
PROVISION FOR CREDIT LOSSES	120	120

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	19,227	15,424

NONINTEREST INCOME:
Customer service fees	4,760	3,255
Other	512	584

Total noninterest income	5,272	3,839

NONINTEREST EXPENSE:
Salaries and employee benefits	6,704	5,407
Net occupancy expense	1,043	954
Depreciation expense	701	605
Data processing	447	615
Communications expense	725	618
Core deposit intangibles amortization	383	193
Other	2,456	1,539

Total noninterest expense	12,459	9,931

INCOME BEFORE INCOME TAXES	12,040	9,332
PROVISION FOR INCOME TAXES	3,977	2,943

NET INCOME	$8,063	$6,389

EARNINGS PER SHARE
Basic	$0.39	$0.34

Diluted	$0.38	$0.33

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC.SM AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
	(Amounts in thousands, except share data)
BALANCE AT DECEMBER 31, 2002	18,903,028	$18,903	$60,312	$72,917	$2,644	$(37)	$154,739
Net income				26,548			26,548
Net change in unrealized gain on available for sale securities					(620)		(620)

Total comprehensive income							25,928

Exercise of stock options	170,638	171	824				995
Refund of escrow shares in connection with the Paradigm acquisition						(570)	(570)
Common stock issued in connection with the MainBancorp acquisition	1,499,966	1,500	33,149				34,649
Common stock issued in connection with the FSBNT acquisition	393,074	393	8,538				8,931
Stock option compensation			25				25
Junior subordinated debentures issuance costs			(254)				(254)
Cash dividends declared, $0.25 per share				(4,855)			(4,855)

BALANCE AT DECEMBER 31, 2003	20,966,706	20,967	102,594	94,610	2,024	(607)	219,588
Net income				8,063			8,063
Net change in unrealized gain on available for sale securities					(215)		(215)

Total comprehensive income							7,848

Exercise of stock options	15,087	15	48				63
Cash dividends declared, $0.075				(1,572)			(1,572)

BALANCE AT MARCH 31, 2004	20,981,793	$20,982	$102,642	$101,101	$1,809	$(607)	$225,927

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC.SM AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2004	2003
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,063	$6,389
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,084	799
Provision for credit losses	120	120
Net amortization of discount/premium on investments	1,259	2,246
Loss on sale of other real estate	15	1
Gain on sale of premises and equipment	(68)	(6)
(Increase) decrease in other assets and accrued interest receivable	(368)	1,455
Increase in accrued interest payable and other liabilities	4,088	1,849

Total adjustments	6,130	6,464

Net cash provided by operating activities	14,193	12,853

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of held to maturity securities	62,776	86,445
Purchase of held to maturity securities	(132,668)	(232,875)
Proceeds from maturities and principal paydowns of available for sale securities	18,545	38,367
Purchase of available for sale securities	—	—
Net (increase) decrease loans	(434)	22,072
Purchase of bank premises and equipment	(272)	(1,065)
Net decrease in interest-bearing deposits in financial institutions	112	99
Net proceeds acquired from sale of bank premises, equipment, and other real estate	485	205

Net cash used in investing activities	(51,456)	(86,752)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in noninterest-bearing deposits	(24,252)	(15,595)
Net increase in interest-bearing deposits	63,365	63,249
Net (repayments) proceeds from lines of credit	(358)	2,027
Proceeds from exercise of stock options	63	200
Payments of cash dividends	(1,571)	(1,183)

Net cash provided by financing activities	37,247	48,698

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(16)	$(25,201)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	83,713	80,799

CASH AND CASH EQUIVALENTS, END OF PERIOD	$83,697	$55,598

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC.SM AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

1. BASIS OF PRESENTATION

The interim consolidated financial statements include the accounts of Prosperity Bancshares, Inc. SM (the “Company”) and its wholly-owned subsidiaries, Prosperity Bank® (the “Bank”) and Prosperity Holdings, Inc. All significant inter-company transactions and balances have been eliminated. Prior period data has been restated to reflect the adoption of FIN 46R on January 1, 2004.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

2. INCOME PER COMMON SHARE

The following table illustrates the computation of basic and diluted earnings per share.

	Three Months Ended March 31,
	2004	2003
Net income available to common shareholders	$8,063	$6,389

Weighted average common shares outstanding	20,937	18,916
Potential dilutive common shares	296	293

Weighted average common shares and equivalents outstanding	21,233	19,209

Basic earnings per common share	$0.39	$0.34

Diluted earnings per common share	$0.38	$0.33

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

In December 2003, the FASB issued FIN 46R, “Consolidation of Variable Interest Entities.” FIN 46R provides guidance on how to identify a variable interest entity and determine when the assets, liabilities, non-controlling interests and results of operations of a variable interest entity need to be included in a company’s consolidated financial statements. A company that holds variable interest in an entity will be required to consolidate the entity if the company’s interest in the

PROSPERITY BANCSHARES, INC.SM AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

variable interest entity is such that the company will absorb a majority of the variable interest entity’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. As of March 31, 2004, the Company had no investments in variable interest entities requiring consolidation. FIN 46R requires that Prosperity Capital Trust I, Prosperity Capital Trust II, Prosperity Statutory Trust III, Prosperity Statutory Trust IV and Paradigm Capital Trust II be deconsolidated from the consolidated financial statements. The Company adopted FIN 46R on January 1, 2004. After adoption, the trust preferred securities issued by each of the foregoing trusts are no longer shown in the consolidated financial statements. Instead, the junior subordinated debentures issued by the Company to each of these trusts are shown as liabilities in the consolidated balance sheets and interest expense associated with such junior subordinated debentures is shown in the consolidated statements of income.

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies, measures and discloses in its financial statements certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify financial instruments that are within its scope as liabilities, in most circumstances. Such financial instruments include (i) financial instruments that are issued in the form of shares that are mandatorily redeemable; (ii) financial instruments that embody an obligation to repurchase the issuer’s equity shares, or are indexed to such an obligation, and that require the issuer to settle the obligation by transferring assets; (iii) financial instruments that embody an obligation that the issuer may settle by issuing a variable number of its equity shares if, at inception, the monetary value of the obligation is predominantly based on a fixed amount, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares; and (iv) certain freestanding financial instruments. The Company adopted SFAS 150 on January 1, 2004.

4. RECENT DEVELOPMENTS

On April 26, 2004, the Company entered into a definitive agreement with Liberty Bancshares, Inc. (“Liberty”), Austin, Texas, pursuant to which Liberty will merge into the Company and its wholly owned subsidiary, Liberty Bank, S.S.B. will merge into the Bank. Under the terms of the agreement, the Company will pay approximately $10.5 million in cash, subject to adjustment, and issue approximately 1.3 million shares of its Common Stock for all of the issued and outstanding capital stock and stock options of Liberty and Liberty Bank, S.S.B. Liberty is privately held and operates six (6) banking offices in Austin, Texas. As of March 31, 2004, Liberty had total assets of $186.7 million, loans of $127.7 million, deposits of $170.0 million and shareholders’ equity of $16.2 million. The transaction is expected to close in the third quarter of 2004. The Company will not complete the acquisition unless customary closing conditions are satisfied or waived, including receipt of the necessary shareholder and regulatory approvals and consents from applicable regulatory agencies including the Federal Reserve Board, the Texas Banking Department and the Federal Deposit Insurance Corporation.

PROSPERITY BANCSHARES, INC.SM AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

5. GOODWILL AND CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles (CDI) for three months ended March 31, 2004 were as follows:

	Goodwill	Core Deposit Intangibles
Balance as of December 31, 2003	$118,012	$6,743
Amortization	—	(383)
Core deposit intangibles-First State Bank of North Texas	(1,801)	1,801
Expenses associated with the acquisition of the First State Bank of North Texas	120	—
Core deposit intangibles-MainBancorp	(300)	300
Expenses associated with the acquisition of MainBancorp	92	—

Balance as of March 31, 2004	$116,123	$8,461

The Company initially records the total premium paid on acquisitions as goodwill. After a third party valuation, core deposit intangibles are identified and reclassified from goodwill to core deposit intangibles on the balance sheet. This reclassification had no effect on total assets, liabilities, stockholder’s equity, net income or cash flows.

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

RECENT DEVELOPMENTS

On April 26, 2004, the Company entered into a definitive agreement with Liberty Bancshares, Inc. (“Liberty”), Austin, Texas, pursuant to which, Liberty will merge into the Company and its wholly owned subsidiary, Liberty Bank, S.S.B will merge into the Bank. Under the terms of the agreement, the Company will pay approximately $10.5 million in cash, subject to adjustment, and issue approximately 1.3 million shares of its Common Stock for all of the issued and outstanding capital stock and stock options of Liberty and Liberty Bank, S.S.B. Liberty is privately held and operates six (6) banking offices in Austin, Texas. As of March 31, 2004, Liberty had total assets of $186.7 million, loans of $127.7 million, deposits of $170.0 million and shareholders’ equity of $16.2 million. The transaction is expected to close in the third quarter of 2004. The Company will not complete the acquisition unless customary closing conditions are satisfied or waived, including receipt of the necessary shareholder and regulatory approvals and consents from applicable regulatory agencies including the Federal Reserve Board, the Texas Banking Department and the Federal Deposit Insurance Corporation.

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

Three principal components of the Company’s growth strategy are internal growth, stringent cost control practices and strategic merger transactions. The Company focuses on continual internal growth. Each Banking Center is operated as a separate profit center, maintaining separate data with respect to its net interest income, efficiency ratio, deposit growth, loan growth and overall profitability. Banking Center Presidents and Managers are accountable for performance in these areas and compensated accordingly. The Company also focuses on maintaining stringent cost control practices and policies. The Company has invested significantly in the infrastructure required to centralize many of its critical operations, such as data processing and loan application processing. Management believes that this centralized infrastructure can accommodate substantial additional growth while enabling the Company to minimize operational costs through certain economies of scale. The Company also intends to continue to seek expansion opportunities. During 2003, eleven (11) banking centers were acquired in the Dallas/Fort Worth area and in April 2004, the Company entered into an agreement to acquire six (6) banking centers in Austin, Texas.

Total assets were $2.45 billion at March 31, 2004 compared with $2.40 billion at December 31, 2003. Total loans were $770.2 million at March 31, 2004 compared with $770.1 million at December 31, 2003. Total deposits were $2.12 billion at March 31, 2004 compared with $2.08 billion at December 31, 2003, an increase of $39.1 million, or 1.9%. Shareholders’ equity increased $6.3 million or 2.9%, to $225.9 million at March 31, 2004 compared with $219.6 million at December 31, 2003.

CRITICAL ACCOUNTING POLICIES

The Company’s accounting policies are integral to understanding the financial results reported. Accounting policies are described in detail in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity:

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

RESULTS OF OPERATIONS

Net income available to common shareholders was $8.1 million ($0.38 per common share on a diluted basis) for the quarter ended March 31, 2004 compared with $6.4 million ($0.33 per common share on a diluted basis) for the quarter ended March 31, 2003, an increase of $1.7 million, or 26.2%. The Company posted returns on average common equity of 14.44% and 16.19%, returns on average assets of 1.33% and 1.40% and efficiency ratios of 50.60% and 51.24% for the quarters ended March 31, 2004 and 2003, respectively.

Net Interest Income

Net interest income was $19.3 million for the quarter ended March 31, 2004 compared with $15.5 million for the quarter ended March 31, 2003, an increase of $3.8 million, or 24.5%. Net interest income increased as a result of an increase in average interest-earning assets to $2.19 billion for the quarter ended March 31, 2004 from $1.67 billion for the quarter ended March 31, 2003, an increase of $520.3 million, or 31.2%.

The net interest margin decreased to 3.54% at March 31, 2004 from 3.73% at March 31, 2003. The rate paid on interest-bearing liabilities decreased 37 basis points from 1.97% for the quarter ended March 31, 2003 to 1.60% for the quarter ended March 31, 2004 and the yield on earning assets decreased 50 basis points from 5.32% for the quarter ended March 31, 2003 to 4.82% for the quarter ended March 31, 2004. The volume of interest-bearing liabilities increased $401.5 million and the volume of interest earning assets increased $520.3 million for the same periods. The decrease in the net interest margin is principally due the rate paid on interest earning assets decreasing at a greater rate than the rate paid on interest bearing liabilities.

The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.”

The Company adopted FIN 46R on January 1, 2004. FIN 46R requires that Prosperity Capital Trust I, Prosperity Capital Trust II, Prosperity Statutory Trust III, Prosperity Statutory Trust IV and Paradigm Capital Trust II be deconsolidated from the consolidated financial statements. After adoption, the trust preferred securities issued by each of the foregoing trusts are no longer shown in the consolidated financial statements. Instead, the junior subordinated debentures issued by the Company to each of these trusts are shown as liabilities in the consolidated balance sheets and interest expense associated with such junior subordinated debentures is shown in the consolidated statements of income. The interest expense associated with the junior subordinated debentures was previously shown as non-interest expense. Prior period data has been restated to reflect the adoption of FIN 46R on January 1, 2004.

The following table sets forth, for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the quarters ended March 31, 2004 and 2003. The table also sets forth the average rate paid on total interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Except as indicated in the footnotes, no tax-equivalent adjustments were made and all average balances are daily average balances. Any nonaccruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended March 31,
	2004			2003
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (4)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (4)
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$770,811	$12,313	6.39%	$666,870	$11,430	6.86%
Securities(1)	1,393,297	14,005	4.02	989,803	10,742	4.34
Federal funds sold and other temporary investments	24,780	54	0.87	11,916	40	1.34

Total interest-earning assets	2,188,888	26,372	4.82%	1,668,589	22,212	5.32%

Less allowance for credit losses	(10,314)			(9,567)

Total interest-earning assets, net of allowance	2,178,574			1,659,022
Noninterest-earning assets	239,758			171,717

Total assets	$2,418,332			$1,830,739

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$490,935	$1,255	1.02%	$335,352	$1,001	1.19%
Savings and money market accounts	471,630	895	0.76	376,989	947	1.00
Certificates of deposit	699,897	3,631	2.08	578,775	3,878	2.68
Junior subordinated debentures	59,804	996	6.66	34,030	587	6.90
Federal funds purchased and other borrowings	35,277	248	2.81	30,913	255	3.30

Total interest-bearing liabilities	1,757,543	7,025	1.60%	1,356,059	6,668	1.97%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	429,390			305,852
Other liabilities	8,036			10,970

Total liabilities	2,194,969			1,672,881

Shareholders’ equity	223,363			157,858

Total liabilities and shareholders’ equity	$2,418,332			$1,830,739

Net interest rate spread			3.22%			3.35%

Net interest income and margin (2)		$19,347	3.54%		$15,544	3.73%

Net interest income and margin (tax-equivalent basis) (3)		$19,852	3.63%		$16,109	3.86%

(1)	Yield is based on amortized cost and does not include any component of unrealized gains or losses.
(2)	The net interest margin is equal to net interest income divided by average interest-earning assets.
(3)	In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35%.
(4)	Annualized.

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

	Three Months Ended March 31,
	2004 vs. 2003
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$1,782	$(899)	$883
Securities	4,379	(1,116)	3,263
Federal funds sold and other temporary investments	43	(29)	14

Total increase (decrease) in interest income	6,204	(2,044)	4,160

Interest-bearing liabilities:
Interest-bearing demand deposits	464	(210)	254
Savings and money market accounts	238	(290)	(52)
Certificates of deposit	812	(1,059)	(247)
Junior subordinated debentures	445	(36)	409
Federal funds purchased and other borrowings	36	(43)	(7)

Total increase (decrease) in interest expense	1,995	(1,638)	357

Increase (decrease) in net interest income	$4,209	$(406)	$3,803

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

The Company made a $120,000 provision for credit losses for the quarter ended March 31, 2004 and for the quarter ended March 31, 2003. For the quarter ended March 31, 2004, net charge-offs were $5,000 compared with net charge-offs of $383,000 for the quarter ended March 31, 2003.

Noninterest Income

The Company’s primary sources of noninterest income are service charges on deposit accounts and other banking service related fees. Non-interest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method. Banking related service fees include check cashing fees, official check fees, safe deposit box rent and currency handling fees. Noninterest income totaled $5.3 million for the three months ended March 31, 2004 compared with $3.8 million for the same period in 2003, an increase of $1.4 million, or 37.3%. The increase was primarily due to an increase in insufficient funds charges and customer service charges which resulted from an increase in the number of accounts due to the Abrams, Dallas Bancshares, MainBancorp and FSBNT acquisitions in 2003. At March 31, 2004, the four acquisitions added approximately 33,500 deposit accounts and over 5,000 debit cards.

The following table presents for the periods indicated the major categories of noninterest income:

	Three months ended March 31,
	2004	2003
	(Dollars in thousands)
Service charges on deposit accounts	$4,760	$3,255
Banking related service fees	230	183
Trust and investment income	65	97
Gain on sale of assets	23	7
Other noninterest income	194	297

Total noninterest income	$5,272	$3,839

Noninterest Expense

Noninterest expense totaled $12.5 million for the quarter ended March 31, 2004 compared with $9.9 million for the quarter ended March 31, 2003, an increase of $2.5 million, or 25.5%. This increase is principally due to increases in salaries and employee benefits, core deposit intangibles amortization and other expenses. The increase in other expenses is principally due to advertising expense. The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended March 31,
	2004	2003
	(Dollars in thousands)
Salaries and employee benefits	$6,704	$5,407
Non-staff expenses:
Net occupancy and equipment expense	1,043	954
Depreciation	701	605
Data processing	447	615
Communications expense	725	618
Professional fees	170	182
Regulatory assessments and FDIC insurance	130	105
Ad valorem and franchise taxes	258	192
Core deposit intangibles amortization	383	193
Other	1,898	1,060

Total non-staff expenses	5,755	4,524

Total noninterest expense	$12,459	$9,931

Salaries and employee benefit expenses were $6.7 million for the quarter ended March 31, 2004 compared with $5.4 million for the quarter ended March 31, 2003, an increase of $1.3 million, or 24.0%. The change was principally due to additional staff associated with the Abrams, Dallas Bancshares, MainBancorp and FSBNT acquisitions in 2003. The number of full-time equivalent (FTE) associates employed by the Company increased from 496 at March 31, 2003 to 612 at March 31, 2004.

Non-staff expenses increased $1.2 million, or 27.2%, to $5.8 million for the quarter ended March 31, 2004 compared to $4.5 million during the same period in 2003. The increase was principally due to additional expenses associated with the Abrams, Dallas Bancshares, MainBancorp and FSBNT acquisitions, increases in core deposit intangibles amortization related to the 2003 acquisitions and increases in advertising expenses which are included in other expenses.

Income Taxes

Income tax expense increased $1.0 million to $4.0 million for the quarter ended March 31, 2004 from $2.9 million for the same period in 2003. The increase was primarily attributable to higher pretax net earnings for the quarter ended March 31, 2004 when compared to the same period in 2003.

FINANCIAL CONDITION

Loan Portfolio

Total loans were $770.2 million at March 31, 2004, an increase of $170,000, or 0.02% from $770.1 million at December 31, 2003. Period end loans comprised 30.0% of average earning assets at March 31, 2004 compared with 42.1% at December 31, 2003.

The following table summarizes the loan portfolio of the Company by type of loan as of March 31, 2004 and December 31, 2003:

	March 31, 2004		December 31, 2003
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$101,801	13.2%	$93,989	12.2%
Real estate:
Construction and land development	32,592	4.2	36,470	4.7
1-4 family residential	235,778	30.6	237,055	30.8
Home equity	29,088	3.8	27,943	3.6
Commercial mortgages	259,869	33.7	260,882	33.9
Farmland	15,381	2.0	15,247	2.0
Multifamily residential	20,435	2.7	20,679	2.7
Agriculture	22,421	2.9	20,693	2.7
Other	2,247	0.3	2,274	0.3
Consumer	50,611	6.6	54,821	7.1

Total loans	$770,223	100.0%	$770,053	100.0%

Nonperforming Assets

The Company had $610,000 in nonperforming assets at March 31, 2004 and $967,000 in nonperforming assets at December 31, 2003.

The Company generally places a loan on nonaccrual status and ceases accruing interest when the payment of principal or interest is delinquent for 90 days, or earlier in some cases, unless the loan is in the process of collection and the underlying collateral fully supports the carrying value of the loan. The Company generally charges off all loans before attaining nonaccrual status.

The following table presents information regarding nonperforming assets as of the dates indicated.

	March 31, 2004	December 31, 2003
	(Dollars in thousands)
Nonaccrual loans	$2	$2
Restructured loans	—	—
Accruing loans 90 or more days past due	523	679

Total nonperforming loans	525	681
Repossessed assets	5	40
Other real estate	80	246

Total nonperforming assets	$610	$967

Non-performing assets to total loans and other real estate	0.08%	0.13%

Allowance for Credit Losses

Management actively monitors the Company’s asset quality and provides specific loss allowances when necessary. Loans are charged-off against the allowance for credit losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. As of March 31, 2004, the allowance for credit losses amounted to $10.5 million, or 1.36% of total loans compared with $10.4 million, or 1.34% of total loans at December 31, 2003.

Set forth below is an analysis of the allowance for credit losses for the three months ended March 31, 2004 and the year ended December 31, 2003:

	Three Months Ended March 31, 2004	Year Ended December 31, 2003
	(Dollars in thousands)
Average loans outstanding	$770,811	$697,235

Gross loans outstanding at end of period	$770,223	$770,053

Allowance for credit losses at beginning of period	$10,345	$9,580
Balance acquired with the Abrams, Dallas Bancshares, MainBancorp and FSBNT acquisitions	—	1,900
Provision for credit losses	120	483
Charge-offs:
Commercial and industrial	(8)	(810)
Real estate and agriculture	(54)	(960)
Consumer	(49)	(471)
Recoveries:
Commercial and industrial	46	159
Real estate and agriculture	24	198
Consumer	36	266

Net charge-offs	(5)	(1,618)

Allowance for credit losses at end of period	$10,460	$10,345

Ratio of allowance to end of period loans	1.36%	1.34%
Ratio of charge-offs to average loans	0.00%	0.23%
Ratio of nonperforming loans to end of period loans	1,714.8%	1,116.0%

Securities

Securities totaled $1.43 billion at March 31, 2004 compared with $1.38 million at December 31 2008, an increase of $49.8 million, or 3.6%. The increase was principally due to increased growth in deposits and a decrease in total loans. At March 31, 2004, securities represented 58.2% of total assets compared with 57.4% of total assets at December 31, 2003.

The following table summarizes the amortized cost of securities as of the dates shown (available-for-sale securities are not adjusted for unrealized gains or losses):

	March 31, 2004	December 31, 2003
	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$42,049	$48,762
70% non-taxable preferred stock	44,011	44,015
States and political subdivisions	49,619	53,738
Corporate debt securities	14,576	15,619
Equity securities	288	283
Collateralized mortgage obligations	223,102	178,487
Mortgage-backed securities	1,050,208	1,032,861

Total	$1,423,853	$1,373,765

Premises and Equipment

Premises and equipment, net of accumulated depreciation, totaled $33.7 million and $34.3 million at March 31, 2004 and December 31, 2003, respectively.

Deposits

Total deposits were $2.12 billion at March 31, 2004 compared with $2.08 billion at December 31, 2003, an increase of $39.1 million or 1.9%. At March 31, 2004, non-interest bearing deposits accounted for approximately 20.9% of total deposits compared with 22.4% of total deposits at December 31, 2003. Interest-bearing demand deposits totaled $1.68 billion, or 79.1%, of total deposits at March 31, 2004 compared with $1.62 billion, or 77.6%, of total deposits at December 31, 2003.

The following table summarizes the daily average balances and weighted average rates paid on deposits for the dates presented below:

	March 31, 2004		December 31, 2003
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Interest-bearing checking	$490,935	1.02%	$371,801	1.13%
Regular savings	106,722	0.57	88,651	0.66
Money market savings	364,908	0.81	317,682	0.92
Time deposits	699,897	2.08	616,353	2.42

Total interest-bearing deposits	1,662,462	1.39	1,394,487	1.62
Noninterest-bearing deposits	429,390	—	354,558	—

Total deposits	$2,091,852	1.11%	$1,749,045	1.29%

Other Borrowings

Deposits are the primary source of funds for the Company’s lending and investment activities. Occasionally, the Company obtains additional funds from the Federal Home Loan Bank (“FHLB”) and correspondent banks. At March 31, 2004, the Company had $11.7 million in FHLB borrowings and at December 31, 2003 the Company had $11.9 million in FHLB borrowings, all of which consisted of FHLB notes payable. The maturity dates on the FHLB notes payable range from the years 2004 to 2018 and have interest rates ranging from 5.95% to 6.48%. FHLB notes payable are secured by a blanket lien on the Bank’s first mortgage loans against one-to-four family residential properties.

At March 31, 2004 the Company had $18.8 million in securities sold under repurchase agreements compared with $19.0 million at December 31, 2003.

Junior Subordinated Debentures

At March 31, 2004 and December 31, 2003, the Company had outstanding $59.8 million in junior subordinated debentures issued to the Company’s subsidiary trusts.

Liquidity

Liquidity involves the Company’s ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate the Company on an ongoing basis. The Company’s liquidity needs have primarily been met by growth in core deposits and the issuance of junior subordinated debentures. Although access to purchased funds from correspondent banks is available and has been utilized on occasion to take advantage of investment opportunities, the Company does not generally rely on these external funding sources. The cash and federal funds sold position, supplemented by amortizing investment and loan portfolios, have generally created an adequate liquidity position.

Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of March 31, 2004 and December 31, 2003, the Company had cash and cash equivalents of $83.7 million.

Contractual Obligations

The following tables summarize the Company’s contractual obligations and other commitments to make future payments as of March 31, 2004 (other than deposit obligations). The Company’s future cash payments associated with its contractual obligations pursuant to its junior subordinated debentures, FHLB notes payable and operating leases as of March 31, 2004 are summarized below. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in underlying contracts.

	Payments due in:
	Remaining Fiscal 2004	Fiscal 2005-2006	Fiscal 2007-2008	Thereafter	Total
	(Dollars in thousands)
Junior subordinated debentures	$—	$—	$—	$59,804	$59,804
Federal Home Loan Bank notes payable	1,203	1,511	2,835	6,197	11,746
Operating leases	1,127	2,009	2,249	995	6,380

Total	$2,330	$3,520	$5,084	$66,996	$77,930

Off-Balance Sheet Items

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit as of March 31, 2004 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Remaining Fiscal 2004	Fiscal 2005-2006	Fiscal 2007-2008	Thereafter	Total
	(Dollars in thousands)
Standby letters of credit	$1,864	$1,109	$121	$—	$3,094
Commitments to extend credit	42,439	26,130	666	19,653	88,888

Total	$44,303	$27,239	$787	$19,653	$91,982

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

Capital Resources

Total shareholders’ equity was $225.9 million at March 31, 2004 compared with $219.6 million at December 31, 2003, an increase of $6.3 million, or 2.9%. The increase was due primarily to net earnings of $8.1 million partially offset by dividends paid of $1.6 million for the three months ended March 31, 2004.

Both the Board of Governors of the Federal Reserve System, with respect to the Company, and the Federal Deposit Insurance Corporation (“FDIC”), with respect to the Bank, have established certain minimum risk-based capital standards that apply to bank holding companies and federally insured banks. As of March 31, 2004, the Company’s Tier 1 risk-based capital, total risk-based capital and leverage capital ratios were 16.68%, 17.78% and 6.87%, respectively. As of March 31, 2004, the Bank’s risk-based capital ratios were above the levels required for the Bank to be designated as “well capitalized” by the FDIC, with Tier-1 risk-based capital, total risk-based capital and leverage capital ratios of 15.40%, 16.51% and 6.34%, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company manages market risk, which for the Company is primarily interest rate risk, through its Asset Liability Committee which is composed of senior officers of the Company, in accordance with policies approved by the Company’s Board of Directors.

The Company uses simulation analysis to examine the potential effects of market changes on net interest income and market value. The Company considers macroeconomic variables, Company strategy, liquidity and other factors as it quantifies market risk. See the Company’s Annual Report on Form 10-K, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Interest Rate Sensitivity and Liquidity” which was filed on March 12, 2004 for further discussion.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported to the Company’s management within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in internal controls over financial reporting. There were no changes in the Company’s internal controls over financial reporting that occurred during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

a. Not applicable

b. Not applicable

c. Not applicable

d. Not applicable

e. Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits:

The following exhibits are filed with this Quarterly Report on Form 10-Q;

Exhibit Number	Description of Exhibit
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K

(i)	The Company filed a Current Report on Form 8-K under Items 7 and 12 of Form 8-K on January 16, 2004 to announce the release of the Company’s earnings for the fourth quarter 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPERITY BANCSHARES, INC. SM
(Registrant)

Date: 05/07/04	/s/ David Zalman
David Zalman
Chief Executive Officer/President

Date: 05/07/04	/s/ David Hollaway
David Hollaway
Chief Financial Officer