Form 10-Q
period 2004-06-30
PROSPERITY BANCSHARES INC
filed 2004-08-06
CIK 1068851

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

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

As of August 4, 2004, there were 22,235,005 shares of the registrant’s Common Stock, par value $1.00 per share, outstanding.

PROSPERITY BANCSHARES, INC.SM AND SUBSIDIARIES

INDEX TO FORM 10-Q

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Interim Financial Statements	3
	Consolidated Balance Sheets as of June 30, 2004 (unaudited) and December 31, 2003 (unaudited)	3
	Consolidated Statements of Income for the Three and Six Months Ended June 30, 2004 and 2003 (unaudited)	4
	Consolidated Statements of Shareholders’ Equity for the Year Ended December 31, 2003 (unaudited) and for the Six Months Ended June 30, 2004 (unaudited)	5
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2004 and 2003 (unaudited)	6
	Notes to Interim Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23
Item 4.	Controls and Procedures	23

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	24
Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	24
Item 3.	Defaults upon Senior Securities	24
Item 4.	Submission of Matters to a Vote of Security Holders	24
Item 5.	Other Information	24
Item 6.	Exhibits and Reports on Form 8-K	25
Signatures		25

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

PROSPERITY BANCSHARES, INC.SM AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2004	December 31, 2003
	(Dollars in thousands, except share data)
ASSETS
Cash and due from banks	$48,782	$71,983
Federal funds sold	7,749	11,730

Total cash and cash equivalents	56,531	83,713
Interest-bearing deposits in financial institutions	100	262
Available for sale securities, at fair value (amortized cost of $203,008 and $260,533, respectively)	198,525	263,648
Held to maturity securities, at cost (fair value of $1,196,402 and $1,122,451, respectively)	1,219,839	1,113,232
Loans	790,920	770,053
Less allowance for credit losses	(10,371)	(10,345)

Loans, net	780,549	759,708
Accrued interest receivable	10,033	10,119
Goodwill	116,557	118,012
Core deposit intangibles, net of accumulated amortization of $1,775 and $1,010, respectively	8,080	6,743
Bank premises and equipment, net	32,762	34,299
Other real estate owned	48	246
Other assets	11,320	10,505

TOTAL	$2,434,344	$2,400,487

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$444,067	$467,389
Interest-bearing	1,635,850	1,616,359

Total deposits	2,079,917	2,083,748
Other borrowings	40,647	11,929
Securities sold under repurchase agreements	18,293	19,007
Accrued interest payable	2,360	2,522
Other liabilities	5,097	3,889
Junior subordinated debentures	59,804	59,804

Total liabilities	2,206,118	2,180,899
SHAREHOLDERS’ EQUITY:
Common stock, $1 par value; 50,000,000 shares authorized; 21,026,902 and 20,966,706 shares issued at June 30, 2004 and December 31, 2003, respectively; 20,989,814 and 20,929,618 shares outstanding at June 30, 2004 and December 31, 2003, respectively	21,027	20,967
Capital surplus	102,830	102,594
Retained earnings	107,890	94,610
Accumulated other comprehensive income (loss) — net unrealized (loss) gain on available for sale securities, net of tax benefit of $1,569 and tax of $1,090, respectively	(2,914)	2,024
Less treasury stock, at cost, 37,088 shares at June 30, 2004 and December 31, 2003, respectively	(607)	(607)

Total shareholders’ equity	228,226	219,588

TOTAL	$2,434,344	$2,400,487

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC.SM AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$12,149	$11,524	$24,462	$22,955
Securities:
Taxable	13,553	9,809	26,721	19,673
Nontaxable	371	407	756	833
70% nontaxable preferred dividends	190	423	642	875
Federal funds sold	49	5	102	11
Deposits in financial institutions	1	46	2	80

Total interest income	26,313	22,214	52,685	44,427

INTEREST EXPENSE:
Deposits	5,686	5,789	11,467	11,615
Junior subordinated debentures	971	578	1,967	1,165
Note payable and federal funds sold	305	286	553	541

Total interest expense	6,962	6,653	13,987	13,321

NET INTEREST INCOME	19,351	15,561	38,698	31,106
PROVISION FOR CREDIT LOSSES	120	120	240	240

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	19,231	15,441	38,458	30,866

NONINTEREST INCOME:
Customer service fees	4,830	3,370	9,590	6,625
Other	625	635	1,137	1,219

Total noninterest income	5,455	4,005	10,727	7,844

NONINTEREST EXPENSE:
Salaries and employee benefits	6,608	5,277	13,312	10,685
Net occupancy expense	1,286	989	2,556	1,943
Depreciation expense	689	615	1,390	1,221
Data processing	490	660	933	1,275
Core deposit intangible amortization	382	190	765	383
Other	2,612	2,194	5,570	4,351

Total noninterest expense	12,067	9,925	24,526	19,858

INCOME BEFORE INCOME TAXES	12,619	9,521	24,659	18,852
PROVISION FOR INCOME TAXES	4,257	3,024	8,234	5,966

NET INCOME	$8,362	$6,497	$16,425	$12,886

EARNINGS PER SHARE
Basic	$0.40	$0.34	$0.78	$0.68

Diluted	$0.39	$0.34	$0.77	$0.67

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC.SM AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
	(Amounts in thousands, except share data)
BALANCE AT DECEMBER 31, 2002	18,903,028	$18,903	$60,312	$72,917	$2,644	$(37)	$154,739
Net income				26,548			26,548
Net change in unrealized gain on available for sale securities					(620)		(620)

Total comprehensive income							25,928

Exercise of stock options	170,638	171	824				995
Refund of escrow shares in connection with the Paradigm acquisition						(570)	(570)
Common stock issued in connection with the MainBancorp acquisition	1,499,966	1,500	33,149				34,649
Common stock issued in connection with the FSBNT acquisition	393,074	393	8,538				8,931
Stock option compensation			25				25
Junior subordinated debentures issuance costs			(254)				(254)
Cash dividends declared, $0.25 per share				(4,855)			(4,855)

BALANCE AT DECEMBER 31, 2003	20,966,706	20,967	102,594	94,610	2,024	(607)	219,588
Net income				16,425			16,425
Net change in unrealized gain (loss) on available for sale securities					(4,938)		(4,938)

Total comprehensive income (loss)							11,487

Exercise of stock options	60,196	60	236				296
Cash dividends declared, $0.15 per share				(3,145)			(3,145)

BALANCE AT JUNE 30, 2004	21,026,902	$21,027	$102,830	$107,890	$(2,914)	$(607)	$228,226

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC.SM AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2004	2003
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,425	$12,886
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,155	1,604
Provision for credit losses	240	240
Net amortization of discount on investments	2,675	4,904
Loss (gain) on sale of other real estate	11	(28)
Gain on sale of premises and equipment	(121)	(19)
(Increase) decrease in other assets and accrued interest receivable	(639)	1,993
Increase (decrease) in accrued interest payable and other liabilities	2,870	(3,360)

Total adjustments	7,191	5,334

Net cash provided by operating activities	23,616	18,220

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of held to maturity securities	140,582	208,382
Purchase of held to maturity securities	(249,294)	(380,706)
Proceeds from maturities and principal paydowns of available for sale securities	56,955	70,428
Purchase of available for sale securities	—	(11,949)
Net (increase) decrease in loans	(21,264)	33,754
Purchase of bank premises and equipment	(545)	(2,808)
Net decrease in interest-bearing deposits in financial institutions	162	88
Net proceeds acquired from sale of bank premises, equipment, and other real estate	1,282	229
Premium paid for the purchase of Dallas Bancshares	—	(2,982)
Net liabilities acquired in the purchase of Dallas Bancshares (net of cash of $10,517)	—	6,269
Premium paid for the purchase of Abrams Centre National Bancshares	—	(6,992)
Net liabilities acquired in the purchase of Abrams Centre National Bancshares (net of cash of $38,458)	—	28,203

Net cash used in investing activities	(72,122)	(58,084)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in noninterest-bearing deposits	(23,322)	74,291
Net increase (decrease) in interest-bearing deposits	19,491	(15,246)
Net proceeds (repayments) from lines of credit	28,718	(26,284)
Net decrease in securities sold under repurchase agreements	(714)	—
Proceeds from exercise of stock options	296	296
Payments of cash dividends	(3,145)	(2,370)

Net cash provided by financing activities	21,324	30,687

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(27,182)	$(9,177)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	83,713	80,799

CASH AND CASH EQUIVALENTS, END OF PERIOD	$56,531	$71,622

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC.SM AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

1. BASIS OF PRESENTATION

The interim consolidated financial statements include the accounts of Prosperity Bancshares, Inc. SM (the “Company”) and its wholly-owned subsidiaries, Prosperity Bank ®(the “Bank”) and Prosperity Holdings, Inc. All significant inter-company transactions and balances have been eliminated. Prior period data has been restated to reflect the adoption of FIN 46R on January 1, 2004.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Operating results for the six month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

2. INCOME PER COMMON SHARE

The following table illustrates the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income available to common shareholders	$8,362	$6,497	$16,425	$12,886

Weighted average common shares outstanding	20,967	18,953	20,952	18,935
Potential dilutive common shares	277	265	285	284

Weighted average common shares and equivalents outstanding	21,244	19,218	21,237	19,219

Basic earnings per common share	$0.40	$0.34	$0.78	$0.68

Diluted earnings per common share	$0.39	$0.34	$0.77	$0.67

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

In December 2003, the FASB issued FIN 46R, “Consolidation of Variable Interest Entities.” FIN 46R provides guidance on how to identify a variable interest entity and determine when the assets, liabilities, non-controlling interests and results of operations of a variable interest entity need to be included in a company’s consolidated financial statements. A company that holds variable interest in an entity will be required to consolidate the entity if the company’s interest in the

PROSPERITY BANCSHARES, INC.SM AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

variable interest entity is such that the company will absorb a majority of the variable interest entity’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. As of June 30, 2004, the Company had no investments in variable interest entities requiring consolidation. FIN 46R requires that Prosperity Capital Trust I, Prosperity Capital Trust II, Prosperity Statutory Trust III, Prosperity Statutory Trust IV and Paradigm Capital Trust II be deconsolidated from the consolidated financial statements. The Company adopted FIN 46R on January 1, 2004. After adoption, the trust preferred securities issued by each of the foregoing trusts are no longer shown in the consolidated financial statements. Instead, the junior subordinated debentures issued by the Company to each of these trusts are shown as liabilities in the consolidated balance sheets and interest expense associated with such junior subordinated debentures is shown in the consolidated statements of income.

In May 2004, the EITF reached a consensus on Issue 03-03 (EITF 03-03) “Applicability of EITF Abstracts, Topic No. D-79, ‘Accounting for Retroactive Insurance Contracts Purchased by Entities Other Than Insurance Enterprises,’ to Claims-Made Insurance Policies”. This EITF clarifies that a claims-made insurance policy that provides coverage for specific known claims prior to the policy period contains a retroactive provision that should be accounted for accordingly; either separately, if practicable, or, if not practicable, the claims-made insurance policy should be accounted for entirely as a retroactive contract. The Company adopted the provisions of EITF No. 03-03 on January 1, 2004. The adoption of EITF 03-03 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In March 2004, the EITF reached consensus on Issue 03-01 (EITF 03-01), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. EITF 03-01 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting guidance of EITF 03-01 is effective for periods beginning after June 15, 2004, while the disclosure requirements are effective for fiscal years ending after June 15, 2004. The Company is evaluating the effect of the adoption of EITF 03-01 on its consolidated financial position, results of operations or cash flows

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies, measures and discloses in its financial statements certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify financial instruments that are within its scope as liabilities, in most circumstances. Such financial instruments include (i) financial instruments that are issued in the form of shares that are mandatorily redeemable; (ii) financial instruments that embody an obligation to repurchase the issuer’s equity shares, or are indexed to such an obligation, and that require the issuer to settle the obligation by transferring assets; (iii) financial instruments that embody an obligation that the issuer may settle by issuing a variable number of its equity shares if, at inception, the monetary value of the obligation is predominantly based on a fixed amount, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares; and (iv) certain freestanding financial instruments. The Company adopted SFAS 150 on January 1, 2004.

4. RECENT DEVELOPMENTS

On August 1, 2004, the Company completed its acquisition of Village Bank and Trust (“Village”), Austin, Texas. Under the terms of the agreement, the Company paid approximately $19.1 million in cash for all of the issued and outstanding capital stock of Village. Village was privately held and operated one (1) banking office in the Lakeway area of Austin, Texas. As of June 30, 2004, Village had total assets of $110.9 million, loans of $79.7 million, deposits of $97.3 million and shareholders’ equity of $10.4 million. The acquisition was recently consummated on August 1, 2004. Allocation of the purchase price and determination of intangibles and goodwill has not yet been completed.

On August 1, 2004, the Company completed its acquisition of Liberty Bancshares, Inc. (“Liberty”), Austin, Texas, pursuant to which Liberty merged into the Company and its wholly owned subsidiary, Liberty Bank, S.S.B. merged into the Bank. Under the terms of the agreement, the Company paid approximately $8.9 million in cash and issued approximately 1.3 million shares of its Common Stock for all of the issued and outstanding capital stock of Liberty and Liberty Bank, S.S.B. and all outstanding stock options of Liberty Bank. Liberty was privately held and operated six (6) banking offices in Austin, Texas. As of June 30, 2004, Liberty had total assets of $178.7 million, loans of $120.3 million, deposits of $158.9 million and shareholders’ equity of $16.5 million. The acquisition was recently consummated on August 1, 2004. Allocation of the purchase price and determination of intangibles and goodwill has not yet been completed.

PROSPERITY BANCSHARES, INC.SM AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

5. GOODWILL AND CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles (CDI) for six months ended June 30, 2004 were as follows:

	Goodwill	Core Deposit Intangibles
Balance as of December 31, 2003	$118,012	$6,744
Amortization	—	(765)
Core deposit intangibles-First State Bank of North Texas	(1,801)	1,801
Expenses associated with the acquisition of the First State Bank of North Texas	(239)	—
Core deposit intangibles-MainBancorp	(300)	300
Expenses associated with the acquisition of MainBancorp	96	—
Adjustments associated with the acquisition of Dallas Bancshares (deferred taxes)	(7)	—
Adjustments associated with the acquisition of Southwest Holdings (deferred taxes)	796	—

Balance as of June 30, 2004	$116,557	$8,080

The Company initially records the total premium paid on acquisitions as goodwill. After a third party valuation, core deposit intangibles are identified and reclassified from goodwill to core deposit intangibles on the balance sheet. This reclassification had no effect on total assets, liabilities, stockholder’s equity or cash flows. Net income is decreased by the amortization of CDI which is amortized at an accelerated rate over an eight year period.

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

RECENT DEVELOPMENTS

On August 1, 2004, the Company completed its acquisition of Village Bank and Trust (“Village”), Austin, Texas. Under the terms of the agreement, the Company paid approximately $19.1 million in cash for all of the issued and outstanding capital stock of Village. Village was privately held and operated one (1) banking office in the Lakeway area of Austin, Texas. As of June 30, 2004, Village had total assets of $110.9 million, loans of $79.7 million, deposits of $97.3 million and shareholders’ equity of $10.4 million. The acquisition was recently consummated on August 1, 2004. Allocation of the purchase price and determination of intangibles and goodwill has not yet been completed.

On August 1, 2004, the Company completed its acquisition of Liberty Bancshares, Inc. (“Liberty”), Austin, Texas, pursuant to which Liberty merged into the Company and its wholly owned subsidiary, Liberty Bank, S.S.B. merged into the Bank. Under the terms of the agreement, the Company paid approximately $8.9 million in cash and issued approximately 1.3 million shares of its Common Stock for all of the issued and outstanding capital stock of Liberty and Liberty Bank, S.S.B. and all outstanding stock options of Liberty Bank. Liberty was privately held and operated six (6) banking offices in Austin, Texas. As of June 30, 2004, Liberty had total assets of $178.7 million, loans of $120.3 million, deposits of $158.9 million and shareholders’ equity of $16.5 million. The acquisition was recently consummated on August 1, 2004. Allocation of the purchase price and determination of intangibles and goodwill has not yet been completed.

OVERVIEW

Prosperity Bancshares, Inc.SM (the “Company”) was formed in 1983 as a vehicle to acquire the former Allied Bank in Edna, Texas which was chartered in 1949 as The First National Bank of Edna. The Company is a registered financial holding company that derives substantially all of its revenues and income from the operation of its bank subsidiary, Prosperity Bank® (“Prosperity Bank®” or the “Bank”). The Bank provides a broad line of financial products and services to small and medium-sized businesses and consumers. The Bank operates fifty-eight (58) full-service banking locations; with twenty-nine (29) in the Greater Houston Consolidated Metropolitan Statistical Area (“CMSA”), eleven (11) in eight contiguous counties situated south and southwest of Houston and extending into South Texas, (7) seven in Austin, Texas and eleven (11) in the Dallas/Fort Worth area. The Greater Houston CMSA includes Brazoria, Chambers, Fort Bend, Galveston, Harris, Liberty, Montgomery and Waller counties. The Company’s headquarters are located at Prosperity Bank Plaza, 4295 San Felipe in Houston, Texas and its telephone number is (713) 693-9300. The Company’s website address is www.prosperitybanktx.com. Information contained on the Company’s website is not incorporated by reference into this quarterly report on Form 10-Q and information contained on the Company’s website should not be considered as part of this quarterly report on Form 10-Q.

The Company generates the majority of its revenues from interest income on loans, service charges on customer accounts and income from investment in securities. The revenues are offset by interest expense paid on deposits and other borrowings and non-interest expenses such as administrative and occupancy expenses. Net interest income is the difference between interest income on earning assets such as loans and securities and interest expense on liabilities such as deposits and borrowings which are used to fund those assets. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and margin. Although the low rate environment has negatively impacted the Company’s net interest margin, the Company has recognized increased net interest income due primarily to the rates paid on interest-bearing liabilities decreasing faster than the rates earned on interest-earning assets and an increase in the volume of interest-earning assets.

Three principal components of the Company’s growth strategy are internal growth, stringent cost control practices and strategic merger transactions. The Company focuses on continual internal growth. Each Banking Center is operated as a separate profit center, maintaining separate data with respect to its net interest income, efficiency ratio, deposit growth, loan growth and overall profitability. Banking Center Presidents and Managers are accountable for performance in these areas and compensated accordingly. The Company also focuses on maintaining stringent cost control practices and policies. The Company has invested significantly in the infrastructure required to centralize many of its critical operations, such as data processing and loan application processing. Management believes that this centralized infrastructure can accommodate substantial additional growth while enabling the Company to minimize operational costs through certain economies of scale. The Company also intends to continue to seek expansion opportunities. During 2003, eleven (11) banking centers were acquired in the Dallas/Fort Worth area and in July 2004, the Company acquired seven (7) banking centers in Austin, Texas.

Total assets were $2.43 billion at June 30, 2004 compared with $2.40 billion at December 31, 2003. Total loans were $790.9 million at June 30, 2004 compared with $770.1 million at December 31, 2003, an increase of $20.9 million or 2.7%. Total deposits were $2.08 billion at June 30, 2004 compared with $2.08 billion at December 31, 2003. Shareholders’ equity increased $8.6 million or 3.9%, to $228.2 million at June 30, 2004 compared with $219.6 million at December 31, 2003.

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

RESULTS OF OPERATIONS

Net income available to common shareholders was $8.4 million ($0.39 per common share on a diluted basis) for the quarter ended June 30, 2004 compared with $6.5 million ($0.34 per common share on a diluted basis) for the quarter ended June 30, 2003, an increase in net income of $1.9 million, or 28.7%. The Company posted returns on average common equity of 14.63% and 15.88%, returns on average assets of 1.37% and 1.34% and efficiency ratios of 48.66% and 50.73% for the quarters ended June 30, 2004 and 2003, respectively.

For the six months ended June 30, 2004, net income available to common shareholders was $16.4 million ($0.77 per common share on a diluted basis) compared with $12.9 million ($0.67 per common share on a diluted basis) for the same period in 2003, an increase in net income of $3.5 million or 27.5%. The Company posted returns on average common equity of 14.53% and 16.03%, returns on average assets of 1.35% and 1.37% and efficiency ratios of 47.53% and 50.98% for the six months ended June 30, 2004 and 2003, respectively.

Net Interest Income

Net interest income was $19.4 million for the quarter ended June 30, 2004 compared with $15.6 million for the quarter ended June 30, 2003, an increase of $3.8 million, or 24.4%. Net interest income increased as a result of an increase in average interest-earning assets to $2.22 billion for the quarter ended June 30, 2004 from $1.77 billion for the quarter ended June 30, 2003, an increase of $454.5 million, or 25.7%. The increase in average earning assets is primarily attributable to increases in average loans and securities from the quarter ended June 30, 2003 compared to the quarter ended June 30, 2004 resulting from the Abrams Centre Bancshares (“Abrams”), Dallas Bancshares, MainBancorp and First State Bank of North Texas (“FSBNT”) acquisitions in 2003.

The net interest margin decreased to 3.48% for the quarter ended June 30, 2004 from 3.52% for the quarter ended June 30, 2003. The rate paid on interest-bearing liabilities decreased 29 basis points from 1.87% for the quarter ended June 30, 2003 to 1.58% for the quarter ended June 30, 2004 while the yield on earning assets also decreased 29 basis points from 5.02% for the quarter ended June 30, 2003 to 4.73% for the quarter ended June 30, 2004. The volume of interest-bearing liabilities increased $336.6 million and the volume of interest earning assets increased $454.5 million for the same periods.

Net interest income increased $7.6 million, or 24.4%, to $38.7 million for the six months ended June 30, 2004 from $31.1 million for the same period in 2003. This increase is mainly attributable to higher average interest-earning assets resulting from an increase in average loans and securities. The net interest margin decreased to 3.51% from 3.62% for the same periods principally due to a 38 basis point decrease in the yield on earning assets from 5.16% for the six months ended June 30, 2003 to 4.78% for the six months ended June 30, 2004 partially offset by a 33 basis point decrease in the rate paid on interest-bearing liabilities from 1.92% for the six months ended June 30, 2003 to 1.59% for the six months ended June 30, 2004.

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

The following tables set forth, for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the quarters ended June 30, 2004 and 2003 and the six months ended June 30, 2004 and 2003. The tables also set forth the average rate paid on total interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Except as indicated in the footnotes, no tax-equivalent adjustments were made and all average balances are daily average balances. Any nonaccruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended June 30,
	2004			2003
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (4)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (4)
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$772,496	$12,149	6.29%	$679,976	$11,524	6.78%
Securities(1)	1,429,320	14,124	3.95	1,070,663	10,639	3.97
Federal funds sold and other temporary investments	21,503	40	0.74	18,229	51	1.12

Total interest-earning assets	2,223,319	26,313	4.73%	1,768,868	22,214	5.02%

Less allowance for credit losses	(10,551)			(9,338)

Total interest-earning assets, net of allowance	2,212,768			1,759,530
Noninterest-earning assets	229,347			175,240

Total assets	$2,442,115			$1,934,770

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$466,618	$1,189	1.02%	$353,286	$1,075	1.22%
Savings and money market accounts	473,290	856	0.72	390,676	891	0.91
Certificates of deposit	717,515	3,641	2.03	603,275	3,823	2.53
Junior subordinated debentures	59,804	971	6.49	34,030	578	6.79
Federal funds purchased and other Borrowings	43,385	305	2.81	42,759	286	2.68

Total interest-bearing liabilities	1,760,612	6,962	1.58%	1,424,026	6,653	1.87%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	443,212			336,700
Other liabilities	9,602			10,406

Total liabilities	2,213,426			1,771,132

Shareholders’ equity	228,689			163,638

Total liabilities and shareholders’ equity	$2,442,115			$1,934,770

Net interest rate spread			3.15%			3.15%

Net interest income and margin (2)		$19,351	3.48%		$15,561	3.52%

Net interest income and margin (tax-equivalent basis) (3)		$19,746	3.55%		$16,084	3.64%

(1)	Yield is based on amortized cost and does not include any component of unrealized gains or losses.
(2)	The net interest margin is equal to net interest income divided by average interest-earning assets.
(3)	In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35%.
(4)	Annualized.

	Six Months Ended June 30,
	2004			2003
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (4)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (4)
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$771,751	$24,462	6.34%	$675,365	$22,955	6.80%
Securities(1)	1,411,466	28,130	3.99	1,030,442	21,381	4.15
Federal funds sold and other temporary investments	23,023	93	0.81	15,075	91	1.21

Total interest-earning assets	2,206,240	52,685	4.78%	1,720,882	44,427	5.16%

Less allowance for credit losses	(10,432)			(9,454)

Total interest-earning assets, net of allowance	2,195,808			1,711,428
Noninterest-earning assets	234,500			172,081

Total assets	$2,430,308			$1,883,509

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$478,649	$2,444	1.02%	$344,401	$2,076	1.21%
Savings and money market accounts	472,465	1,751	0.74	383,972	1,838	0.96
Certificates of deposit	708,723	7,272	2.05	591,196	7,701	2.61
Junior subordinated debentures	59,804	1,967	6.58	34,030	1,165	6.85
Federal funds purchased and other borrowings	39,448	553	2.80	36,942	541	2.93

Total interest-bearing liabilities	1,759,089	13,987	1.59%	1,390,541	13,321	1.92%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	436,379			321,534
Other liabilities	8,814			10,686

Total liabilities	2,204,282			1,721,731

Shareholders’ equity	226,026			160,748

Total liabilities and shareholders’ equity	$2,430,308			$1,883,509

Net interest rate spread			3.19%			3.24%

Net interest income and margin(2)		$38,698	3.51%		$31,106	3.62%

Net interest income and margin (tax-equivalent basis)(3)		$39,598	3.59%		$32,194	3.74%

(1)	Yield is based on amortized cost and does not include any component of unrealized gains or losses.
(2)	The net interest margin is equal to net interest income divided by average interest-earning assets.
(3)	In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35%.
(4)	Annualized.

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

	Three Months Ended June 30,
	2004 vs. 2003
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$1,568	$(943)	$625
Securities	3,564	(79)	3,485
Federal funds sold and other temporary investments	9	(20)	(11)

Total increase (decrease) in interest income	5,141	(1,042)	4,099

Interest-bearing liabilities:
Interest-bearing demand deposits	345	(231)	114
Savings and money market accounts	188	(223)	(35)
Certificates of deposit	724	(906)	(182)
Junior subordinated debentures	438	(45)	393
Federal funds purchased and other borrowings	4	15	19

Total increase (decrease) in interest expense	1,699	(1,390)	309

Increase (decrease) in net interest income	$3,442	$348	$3,790

	Six Months Ended June 30,
	2004 vs. 2003
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$3,276	$(1,769)	$1,507
Securities	7,906	(1,157)	6,749
Federal funds sold and other temporary investments	48	(46)	2

Total increase (decrease) in interest income	11,230	(2,972)	8,258

Interest-bearing liabilities:
Interest-bearing demand deposits	809	(441)	368
Savings and money market accounts	424	(511)	(87)
Certificates of deposit	1,531	(1,960)	(429)
Junior subordinated debentures	882	(80)	802
Federal funds purchased and other borrowings	37	(25)	12

Total increase (decrease) in interest expense	3,683	(3,017)	666

Increase (decrease) in net interest income	$7,547	$45	$7,592

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

The Company made a $120,000 provision for credit losses for the quarter ended June 30, 2004 and 2003. For the quarter ended June 30, 2004, net charge-offs were $209,000 compared with net charge-offs of $754,000 for the quarter ended June 30, 2003.

Noninterest Income

The Company’s primary sources of noninterest income are service charges on deposit accounts and other banking service related fees. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method. Banking related service fees include check cashing fees, official check fees, safe deposit box rent and currency handling fees. Noninterest income totaled $5.5 million for the three months ended June 30, 2004 compared with $4.0 million for the same period in 2003, an increase of $1.5 million, or 36.2%. Noninterest income increased $2.9 million, or 36.8%, to $10.7 million for the six months ended June 30, 2004 from $7.8 million for the same period in 2003. The increases during both periods were primarily due to an increase in insufficient funds charges and customer service charges which resulted from the effect of an increase in the number of accounts due to the Abrams Centre Bancshares, Dallas Bancshares, MainBancorp and First State Bank of North Texas acquisitions in 2003. At June 30, 2004, the four acquisitions added approximately 28,500 deposit accounts and over 10,000 debit cards.

The following table presents for the periods indicated the major categories of noninterest income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Service charges on deposit accounts	$4,830	$3,370	$9,590	$6,625
Banking related service fees	243	189	473	372
Trust and investment income	48	125	113	222
Gain on sale of assets	165	40	188	47
Other noninterest income	169	281	363	578

Total noninterest income	$5,455	$4,005	$10,727	$7,844

Noninterest Expense

Noninterest expense totaled $12.1 million for the quarter ended June 30, 2004 compared with $9.9 million for the quarter ended June 30, 2003, an increase of $2.1 million, or 21.6%. This increase occurred primarily in salaries and employee benefits, core deposit intangibles amortization and advertising expense which is a component of other expenses. Noninterest expense totaled $24.5 million for the six months ended June 30, 2004 compared with $19.9 million for the six months ended June 30, 2003, an increase of $4.7 million, or 23.5%. The increases during both periods are primarily due to the Abrams, Dallas Bancshares, MainBancorp and FSNT acquisitions in 2003. The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Salaries and employee benefits	$6,608	$5,277	$13,312	$10,684
Non-staff expenses:
Net occupancy expense	1,060	989	2,103	1,943
Depreciation	689	615	1,390	1,221
Data processing	490	660	933	1,276
Communications expense	704	622	1,429	1,240
Professional fees	219	213	389	395
Regulatory assessments and FDIC insurance	126	101	256	206
Ad valorem and franchise taxes	266	204	524	396
Core deposit intangibles amortization	382	190	764	383
Other	1,523	1,054	3,426	2,114

Total non-staff expenses	5,459	4,648	11,214	9,174

Total noninterest expense	$12,067	$9,925	$24,526	$19,858

Salaries and employee benefit expenses were $6.6 million for the quarter ended June 30, 2004 compared with $5.3 million for the quarter ended June 30, 2003, an increase of $1.3 million, or 25.2%. For the six months ended June 30, 2004, salaries and employee benefit expenses were $13.3 million, an increase of $2.6 million or 24.6% from $10.7 million for the six months ended June 30, 2003. The increases during both periods were principally due to additional staff associated with the Abrams, Dallas Bancshares, MainBancorp and FSBNT acquisitions in 2003. The number of full-time equivalent (FTE) associates employed by the Company increased from 520 at June 30, 2003 to 590 at June 30, 2004.

Non-staff expenses increased $811,000, or 17.4%, to $5.5 million for the quarter ended June 30, 2004 compared with $4.6 million during the same period in 2003. Non-staff expenses increased $2.0 million, or 22.2%, to $11.2 million for the six months ended June 30, 2004 compared to $9.2 million during the same period in 2003. The increases during both periods were principally due to additional expenses associated with the Abrams, Dallas Bancshares, MainBancorp and FSBNT acquisitions, increases in core deposit intangibles amortization related to the 2003 acquisitions and increases in advertising expenses which are included as a component of other expenses.

Income Taxes

Income tax expense increased $1.2 million to $4.3 million for the quarter ended June 30, 2004 compared with $3.0 million for the same period in 2003. For the six months ended June 30, 2004, income tax expense totaled $8.2 million, an increase of $2.3 million or 38.0% compared with $6.0 million for the same period in 2003. Both increases were primarily attributable to higher pretax net earnings for the quarter and six months ended June 30, 2004 when compared to the same respective periods in 2003.

FINANCIAL CONDITION

Loan Portfolio

Total loans were $790.9 million at June 30, 2004, an increase of $20.9 million, or 2.7% from $770.1 million at December 31, 2003. Period end loans comprised 35.8% of average earning assets at June 30, 2004 compared with 42.1% at December 31, 2003.

The following table summarizes the loan portfolio of the Company by type of loan as of June 30, 2004 and December 31, 2003:

	June 30, 2004		December 31, 2003
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$96,128	12.2%	$93,989	12.2%
Real estate:
Construction and land development	38,523	4.9	36,470	4.7
1-4 family residential	242,107	30.6	237,055	30.8
Home equity	30,429	3.8	27,943	3.6
Commercial mortgages	271,660	34.3	260,882	33.9
Farmland	16,869	2.1	15,247	2.0
Multifamily residential	15,092	1.9	20,679	2.7
Agriculture	29,363	3.7	20,693	2.7
Other	2,054	0.3	2,274	0.3
Consumer	48,695	6.2	54,821	7.1

Total loans	$790,920	100.0%	$770,053	100.0%

Nonperforming Assets

The Company had $1.6 million in nonperforming assets at June 30, 2004 and $967,000 in nonperforming assets at December 31, 2003, an increase of $642,000 or 66.4%. The increase in nonperforming assets is primarily due to two commercial loans being placed on non-accrual status.

The Company generally places a loan on nonaccrual status and ceases accruing interest when the payment of principal or interest is delinquent for 90 days, or earlier in some cases, unless the loan is in the process of collection and the underlying collateral fully supports the carrying value of the loan. The Company generally charges off all loans before attaining nonaccrual status.

The following table presents information regarding nonperforming assets as of the dates indicated.

	June 30, 2004	December 31, 2003
	(Dollars in thousands)
Nonaccrual loans	$1,385	$2
Restructured loans	—	—
Accruing loans 90 or more days past due	176	679

Total nonperforming loans	1,561	681
Repossessed assets	—	40
Other real estate	48	246

Total nonperforming assets	$1,609	$967

Non-performing assets to total loans and other real estate	0.20%	0.13%

Allowance for Credit Losses

Management actively monitors the Company’s asset quality and provides specific loss allowances when necessary. Loans are charged-off against the allowance for credit losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. As of June 30, 2004, the allowance for credit losses amounted to $10.4 million, or 1.31% of total loans compared with $10.3 million, or 1.34% of total loans at December 31, 2003.

Set forth below is an analysis of the allowance for credit losses for the six months ended June 30, 2004 and the year ended December 31, 2003:

	Six Months Ended June 30, 2004	Year Ended December 31, 2003
	(Dollars in thousands)
Average loans outstanding	$771,751	$697,235

Gross loans outstanding at end of period	$790,920	$770,053

Allowance for credit losses at beginning of period	$10,345	$9,580
Balance acquired with the Abrams, Dallas Bancshares, MainBancorp and FSBNT acquisitions	—	1,900
Provision for credit losses	240	483
Charge-offs:
Commercial and industrial	(13)	(810)
Real estate and agriculture	(371)	(960)
Consumer	(102)	(471)
Recoveries:
Commercial and industrial	127	159
Real estate and agriculture	32	198
Consumer	113	266

Net charge-offs	(214)	(1,618)

Allowance for credit losses at end of period	$10,371	$10,345

Ratio of allowance to end of period loans	1.31%	1.34%
Ratio of charge-offs to average loans	0.03%	0.23%
Ratio of allowance to end of period nonperforming loans	644.6%	1,116.0%

Securities

Securities totaled $1.42 billion at June 30, 2004 compared with $1.38 million at December 31, 2003, an increase of $49.1 million, or 3.6%. At June 30, 2004, securities represented 58.4% of total assets compared with 57.4% of total assets at December 31, 2003.

The following table summarizes the amortized cost of securities as of the dates shown (available-for-sale securities are not adjusted for unrealized gains or losses):

	June 30, 2004	December 31, 2003
	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$35,997	$48,762
70% non-taxable preferred stock	24,007	44,015
States and political subdivisions	48,998	53,738
Collateralized mortgage obligations	238,394	178,487
Mortgage-backed securities	1,062,614	1,032,861
Corporate debt securities	12,546	15,619
Equity securities	291	283

Total	$1,422,847	$1,373,765

Premises and Equipment

Premises and equipment, net of accumulated depreciation, totaled $32.8 million and $34.3 million at June 30, 2004 and December 31, 2003, respectively.

Deposits

Total deposits were $2.08 billion at June 30, 2004 compared with $2.08 billion at December 31, 2003, a decrease of $3.8 million or 0.18%. At June 30, 2004, noninterest-bearing deposits accounted for approximately 21.4% of total deposits compared with 22.4% of total deposits at December 31, 2003. Interest-bearing demand deposits totaled $1.64 billion, or 78.6%, of total deposits at June 30, 2004 compared with $1.62 billion, or 77.6%, of total deposits at December 31, 2003.

The following table summarizes the daily average balances and weighted average rates paid on deposits for the periods presented below:

	For the Six Months Ended June 30, 2004		For the Year Ended December 31, 2003
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Interest-bearing checking	$478,649	1.02%	$371,801	1.13%
Regular savings	108,672	0.57	88,651	0.66
Money market savings	363,793	0.79	317,682	0.92
Time deposits	708,723	2.05	616,353	2.42

Total interest-bearing deposits	1,659,837	1.38	1,394,487	1.62
Noninterest-bearing deposits	436,379	—	354,558	—

Total deposits	$2,096,216	1.09%	$1,749,045	1.29%

Other Borrowings

Deposits are the primary source of funds for the Company’s lending and investment activities. Occasionally, the Company obtains additional funds from the Federal Home Loan Bank (“FHLB”) and correspondent banks. At June 30, 2004, the Company had $11.6 million in FHLB borrowings and at December 31, 2003 the Company had $11.9 million in FHLB borrowings, all of which consisted of FHLB notes payable. The maturity dates on the FHLB notes payable range from the years 2004 to 2018 and have interest rates ranging from 5.95% to 6.48%. FHLB notes payable are secured by a blanket lien on the Bank’s first mortgage loans against one-to-four family residential properties.

At June 30, 2004 the Company had $18.3 million in securities sold under repurchase agreements compared with $19.0 million at December 31, 2003.

At June 30, 2004 the Company had $29.1 million in federal funds purchased compared with no federal funds purchased at December 31, 2003. The increase in federal funds purchased is due to a correspondent banking relationship established with Liberty Bank. Liberty Bank was acquired by the Company on August 1, 2004. The correspondent banking relationship was terminated at that time.

Junior Subordinated Debentures

At June 30, 2004 and December 31, 2003, the Company had outstanding $59.8 million in junior subordinated debentures issued to the Company’s subsidiary trusts.

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

Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of June 30, 2004 and December 31, 2003, the Company had cash and cash equivalents of $56.5 million and $83.7 million, respectively.

Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of June 30, 2004 (other than deposit obligations). The Company’s future cash payments associated with its contractual obligations pursuant to its junior subordinated debentures, FHLB notes payable and operating leases as of June 30, 2004 are summarized below. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in underlying contracts.

	Payments due in:
	Remaining Fiscal 2004	Fiscal 2005-2006	Fiscal 2007-2008	Thereafter	Total
	(Dollars in thousands)
Junior subordinated debentures	$—	$—	$—	$59,804	$59,804
Federal Home Loan Bank notes payable	1,015	1,511	2,835	6,197	11,558
Operating leases	743	2,009	2,249	995	5,996

Total	$1,758	$3,520	$5,084	$66,996	$77,358

Off-Balance Sheet Items

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit as of June 30, 2004 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Remaining Fiscal 2004	Fiscal 2005-2006	Fiscal 2007-2008	Thereafter	Total
	(Dollars in thousands)
Standby letters of credit	$1,441	$1,649	$121	$—	$3,211
Commitments to extend credit	1,725	75,798	1,763	28,811	108,097

Total	$3,166	$77,447	$1,884	$28,811	$111,308

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

Capital Resources

Total shareholders’ equity was $228.2 million at June 30, 2004 compared with $219.6 million at December 31, 2003, an increase of $8.6 million, or 3.9%. The increase was due primarily to net earnings of $16.4 million partially offset by dividends paid of $3.1 million and a net change in unrealized losses on available for sale securities of $4.9 million for the six months ended June 30, 2004.

Both the Board of Governors of the Federal Reserve System, with respect to the Company, and the Federal Deposit Insurance Corporation (“FDIC”), with respect to the Bank, have established certain minimum risk-based capital standards that apply to bank holding companies and federally insured banks. As of June 30, 2004, the Company’s Tier 1 risk-based capital, total risk-based capital and leverage capital ratios were 17.32%, 18.41% and 7.10%, respectively. As of June 30, 2004, the Bank’s risk-based capital ratios were above the levels required for the Bank to be designated as “well capitalized” by the FDIC, with Tier-1 risk-based capital, total risk-based capital and leverage capital ratios of 16.30%, 17.39% and 6.67%, respectively.

As discussed in Note 3, the Company adopted FIN 46R on January 1, 2004. FIN 46R requires that trust preferred securities be deconsolidated from the Company’s consolidated financial statements. Trust preferred securities are considered currently in calculating Tier 1 capital ratios. In May 2004, the Federal Reserve released proposed rules for the capital treatment of trust preferred securities. The proposed rules would limit the aggregate amount of trust preferred securities and certain other capital elements to 25% of core capital, net of goodwill. Because the 25% limit currently is calculated without deducting goodwill, the proposal has the effect of reducing the amount of trust preferred securities that the Company can include in Tier 1 capital. At June 30, 2004, under the proposed rules, approximately $35.5 million of trust preferred securities would count as Tier I capital. The excess amount of trust preferred securities not qualifying for Tier I capital may be included in Tier II capital. This amount is limited to 50% of Tier I capital. There is a three-year transition period for banks to become compliant with the new rules. Additionally, the rules provide that trust preferred securities no longer qualify for Tier I capital within 5 years of their maturity. Assuming the proposed rules were effective at June 30, 2004, the Company’s consolidated capital ratios would have been:

Pro forma ratios:
Total capital (to risk weighted assets)	18.41%
Tier I capital (to risk weighted assets)	14.95%
Tier I capital (to average assets)	6.13%

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 20, 2004, the Company held its Annual Meeting of Shareholders to consider and act upon the items listed below:

1.	Charles Davis, Jr., Ned S. Holmes, Tracy T. Rudolph and David Zalman were elected as Class III directors to serve on the Board of Directors of the Company until the Company’s 2007 Annual Meeting of Shareholders and until their successors are duly elected and qualified. A total of 18,179,870 shares were voted in favor of the election of Charles Davis, Jr. and 63,076 shares were withheld from voting. A total of 18,054,043 shares were voted in favor of the election of Ned Holmes and 188,903 shares were withheld from voting. A total of 14,538,809 shares were voted in favor of the election of Tracy T. Rudolph and 3,704,137 shares were withheld from voting. A total of 14,571,576 shares were voted in favor of the election of David Zalman and 3,671,370 shares were withheld from voting.

The following Class I and Class II directors continued in office after the Annual Meeting: James A. Bouligny, Charles Howard, M.D., Robert Steelhammer, H.E. Timanus, Jr., and William H. Fagan, M.D.

2.	The shareholders ratified the appointment of Deloitte & Touche LLP as the independent auditors of the books and accounts of the Company for the year ending December 31, 2004. A total of 18,226,359 shares were voted in favor of the appointment, 9,155 shares were voted against the appointment and 7,432 shares abstained from voting.

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits:

The following exhibits are filed with this Quarterly Report on Form 10-Q;

Exhibit Number	Description of Exhibit
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K

(i)	The Company filed a Current Report on Form 8-K under Items 5 and 7 of Form 8-K on May 13, 2004 to announce it had entered into an Agreement and Plan of Reorganization to acquire Village Bank and Trust, ssb in Austin, Texas.

(ii)	The Company filed a Current Report on Form 8-K under Items 5 and 7 of Form 8-K on April 26, 2004 to announce it had entered into an Agreement and Plan of Reorganization to acquire Liberty Bancshares, SSB in Austin, Texas.

(iii)	The Company furnished a Current Report on Form 8-K under Items 7 and 12 of Form 8-K on April 14, 2004 to announce the release of the Company’s earnings for the first quarter 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPERITY BANCSHARES, INC. SM
(Registrant)

Date: 08/06/04	/s/ David Zalman
David Zalman
Chief Executive Officer/President

Date: 08/06/04	/s/David Hollaway
David Hollaway
Chief Financial Officer