Form 10-Q
period 2004-09-30
PROSPERITY BANCSHARES INC
filed 2004-11-09
CIK 1068851

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER: 000-25051

PROSPERITY BANCSHARES, INC.®

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

As of November 5, 2004, there were 22,379,953 shares of the registrant’s Common Stock, par value $1.00 per share, outstanding.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

INDEX TO FORM 10-Q

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Interim Financial Statements	3
	Consolidated Balance Sheets as of September 30, 2004 (unaudited) and December 31, 2003 (unaudited)	3
	Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2004 and 2003 (unaudited)	4
	Consolidated Statements of Shareholders’ Equity for the Year Ended December 31, 2003 (unaudited) and for the Nine Months Ended September 30, 2004 (unaudited)	5
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2003 (unaudited)	6
	Notes to Interim Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26
Item 4.	Controls and Procedures	26

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Defaults upon Senior Securities	27
Item 4.	Submission of Matters to a Vote of Security Holders	27
Item 5.	Other Information	27
Item 6.	Exhibits and Reports on Form 8-K	27
Signatures		28

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2004	December 31, 2003
	(Dollars in thousands, except par value and share data)
ASSETS
Cash and due from banks	$60,874	$71,983
Federal funds sold	71,995	11,730

Total cash and cash equivalents	132,869	83,713
Interest-bearing deposits in financial institutions	600	262
Available for sale securities, at fair value (amortized cost of $196,259 and $260,533, respectively)	193,396	263,648
Held to maturity securities, at cost (fair value of $1,165,039 and $1,122,451, respectively)	1,160,182	1,113,232
Loans	1,007,420	770,053
Less allowance for credit losses	(12,861)	(10,345)

Loans, net	994,559	759,708
Accrued interest receivable	10,140	10,119
Goodwill	150,585	118,012
Core deposit intangibles, net of accumulated amortization of $2,231 and $1,010, respectively	13,300	6,743
Bank premises and equipment, net	36,331	34,299
Other real estate owned	535	246
Other assets	20,817	10,505

TOTAL	$2,713,314	$2,400,487

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$527,845	$467,389
Interest-bearing	1,799,434	1,616,359

Total deposits	2,327,279	2,083,748
Other borrowings	13,315	11,929
Securities sold under repurchase agreements	28,153	19,007
Accrued interest payable	2,717	2,522
Other liabilities	12,781	3,889
Junior subordinated debentures	59,804	59,804

Total liabilities	2,444,049	2,180,899
SHAREHOLDERS’ EQUITY:
Common stock, $1 par value; 50,000,000 shares authorized; 22,415,541 and 20,966,706 shares issued at September 30, 2004 and December 31, 2003, respectively; 22,378,453 and 20,929,618 shares outstanding at September 30, 2004 and December 31, 2003, respectively	22,416	20,967
Capital surplus	134,160	102,594
Retained earnings	115,157	94,610
Accumulated other comprehensive income (loss) — net unrealized (loss) gain on available for sale securities, net of tax benefit of $1,002 and tax of $1,090, respectively	(1,861)	2,024
Less treasury stock, at cost, 37,088 shares at September 30, 2004 and December 31, 2003, respectively	(607)	(607)

Total shareholders’ equity	269,265	219,588

TOTAL	$2,713,314	$2,400,487

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$14,760	$11,675	$39,222	$34,630
Securities:
Taxable	13,320	8,758	40,041	28,431
Nontaxable	359	395	1,115	1,228
70% nontaxable preferred dividends	183	452	825	1,327
Federal funds sold.	136	82	238	162
Deposits in financial institutions	5	3	7	14

Total interest income.	28,763	21,365	81,448	65,792

INTEREST EXPENSE:
Deposits	6,316	5,459	17,783	17,074
Junior subordinated debentures	1,044	675	3,011	1,840
Federal funds sold and other borrowings	336	241	889	782

Total interest expense	7,696	6,375	21,683	19,696

NET INTEREST INCOME	21,067	14,990	59,765	46,096
PROVISION FOR CREDIT LOSSES	420	120	660	360

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	20,647	14,870	59,105	45,736

NONINTEREST INCOME:
Customer service fees	5,237	3,523	14,827	10,148
Other	874	803	1,933	2,022
Gain on sale of securities	—	—	78	—

Total noninterest income	6,111	4,326	16,838	12,170

NONINTEREST EXPENSE:
Salaries and employee benefits	7,147	5,259	20,459	15,943
Net occupancy expense	1,499	1,045	4,055	2,988
Data processing	540	453	1,473	1,728
Core deposit intangible amortization	455	207	1,220	590
Depreciation expense	728	634	2,118	1,855
Other	2,825	2,109	8,395	6,461

Total noninterest expense.	13,194	9,707	37,720	29,565

INCOME BEFORE INCOME TAXES	13,564	9,489	38,223	28,341
PROVISION FOR INCOME TAXES	4,618	3,019	12,852	8,986

NET INCOME	$8,946	$6,470	$25,371	$19,355

EARNINGS PER SHARE
Basic	$0.41	$0.34	$1.19	$1.02

Diluted	$0.40	$0.34	$1.18	$1.01

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
	(Amounts in thousands, except share data)
BALANCE AT DECEMBER 31, 2002	18,903,028	$18,903	$60,312	$72,917	$2,644	$(37)	$154,739
Net income				26,548			26,548
Net change in unrealized gain (loss) on available for sale securities.					(620)		(620)

Total comprehensive income							25,928

Exercise of stock options	170,638	171	824				995
Refund of escrow shares in connection with the Paradigm acquisition						(570)	(570)
Common stock issued in connection with the MainBancorp acquisition	1,499,966	1,500	33,149				34,649
Common stock issued in connection with the FSBNT acquisition	393,074	393	8,538				8,931
Stock option compensation			25				25
Junior subordinated debentures issuance costs			(254)				(254)
Cash dividends declared, $0.25 per share				(4,855)			(4,855)

BALANCE AT DECEMBER 31, 2003	20,966,706	20,967	102,594	94,610	2,024	(607)	219,588
Net income				25,371			25,371
Net change in unrealized gain (loss) on available for sale securities					(3,885)		(3,885)

Total comprehensive income							21,486

Exercise of stock options	203,644	204	808				1,012
Stock option compensation			45				45
Common stock issued in connection with the Liberty Bancshares acquisition	1,245,191	1,245	30,713				31,958
Cash dividends declared, $0.225 per share				(4,824)			(4,824)

BALANCE AT SEPTEMBER 30, 2004	22,415,541	$22,416	$134,160	$115,157	$(1,861)	$(607)	$269,265

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2004	2003
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,371	$19,355
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,338	2,445
Provision for credit losses	660	360
Net amortization of discount on investments	3,848	8,210
Loss (gain) on sale of other real estate	14	(22)
Gain on sale of premises and equipment	(321)	(244)
(Increase) decrease in other assets and accrued interest receivable	(5,237)	78
Increase (decrease) in accrued interest payable and other liabilities	7,088	(4,569)

Total adjustments	9,390	6,258

Net cash provided by operating activities	34,761	25,613

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of held to maturity securities	203,661	418,359
Purchase of held to maturity securities	(251,278)	(698,911)
Proceeds from maturities and principal paydowns of available for sale securities	73,304	108,782
Purchase of available for sale securities	—	(11,949)
Net (increase) decrease in loans	(39,611)	33,058
Purchase of bank premises and equipment	(901)	(3,119)
Net decrease in interest-bearing deposits in financial institutions	362	286
Proceeds acquired from sale of bank premises, equipment, and other real estate	1,543	1,674
Premium paid for the purchase of Liberty Bancshares	(22,914)	—
Net liabilities acquired in the purchase of Liberty Bancshares (net of cash acquired of $46,599)	64,115	—
Premium paid for the purchase of Village Bank and Trust, SSB	(12,154)	—
Net liabilities acquired in the purchase of Village Bank and Trust, SSB (net of cash acquired of $16,120)	8,579	—
Premium paid for the purchase of Dallas Bancshares	—	(2,982)
Net liabilities acquired in the purchase of Dallas Bancshares (net of cash acquired of $10,517)	—	6,269
Premium paid for the purchase of Abrams Centre National Bancshares	—	(6,992)
Net liabilities acquired in the purchase of Abrams Centre National Bancshares (net of cash acquired of $38,458)	—	28,203

Net cash provided by (used in) investing activities	24,706	(127,322)

(Table continued on following page)

	Nine Months Ended September 30,
	2004	2003
	(Dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in noninterest-bearing deposits	(405)	86,975
Net (decrease) increase in interest-bearing deposits	(14,011)	52,800
Proceeds from the issuance of junior subordinated debentures	—	12,500
Junior subordinated debentures issuance costs	—	(129)
Net repayments of other borrowings	(1,230)	(24,202)
Net increase in securities sold under repurchase agreements	9,146	—
Proceeds from exercise of stock options	1,012	372
Payments of cash dividends	(4,823)	(3,551)

Net cash (used in) provided by financing activities	(10,311)	124,765

NET INCREASE IN CASH AND CASH EQUIVALENTS	$49,156	$23,056
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	83,713	80,799

CASH AND CASH EQUIVALENTS, END OF PERIOD	$132,869	$103,855

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(UNAUDITED)

1. BASIS OF PRESENTATION

The interim consolidated financial statements include the accounts of Prosperity Bancshares, Inc. ®(the “Company”) and its wholly-owned subsidiaries, Prosperity Bank ®(the “Bank”) and Prosperity Holdings of Delaware, L.L.C. All significant inter-company transactions and balances have been eliminated. Prior period data has been restated to reflect the adoption of FIN 46R on January 1, 2004.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Operating results for the nine month period ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

2. INCOME PER COMMON SHARE

The following table illustrates the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands, except per share amounts)
Net income available to common shareholders	$8,946	$6,470	$25,371	$19,355

Weighted average common shares outstanding	21,843	18,974	21,250	18,948
Potential dilutive common shares	263	280	278	290

Weighted average common shares and equivalents outstanding	22,106	19,254	21,528	19,238

Basic earnings per common share	$0.41	$0.34	$1.19	$1.02

Diluted earnings per common share	$0.40	$0.34	$1.18	$1.01

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

In December 2003, the FASB issued FIN 46R, “Consolidation of Variable Interest Entities.” FIN 46R provides guidance on how to identify a variable interest entity and determine when the assets, liabilities, non-controlling interests and results of operations of a variable interest entity need to be included in a company’s consolidated financial statements. A company that holds variable interest in an entity is required to consolidate the entity if the company’s interest in the

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(UNAUDITED)

variable interest entity is such that the company will absorb a majority of the variable interest entity’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. As of September 30, 2004, the Company had no investments in variable interest entities requiring consolidation. FIN 46R requires that Prosperity Capital Trust I, Prosperity Capital Trust II, Prosperity Statutory Trust III, Prosperity Statutory Trust IV and Paradigm Capital Trust II be deconsolidated from the consolidated financial statements. The Company adopted FIN 46R on January 1, 2004. After adoption, the trust preferred securities issued by each of the foregoing trusts are no longer shown in the consolidated financial statements. Instead, the junior subordinated debentures issued by the Company to each of these trusts are shown as liabilities in the consolidated balance sheets and interest expense associated with such junior subordinated debentures is shown in the consolidated statements of income.

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

In March 2004, the EITF reached consensus on Issue 03-01 (EITF 03-01), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-01 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. This Issue specifically addresses whether an investor has the ability and intent to hold an investment until recovery. In addition, Issue 03-01 contains disclosure requirements that provide useful information about impairments that have not been recognized as other-than-temporary for investments with in the scope of this Issue. On September 30, 2004, the Financial Accounting Standards Board deferred the effective date of the Issue’s guidance on how to evaluate and recognize an impairment loss that is other-than-temporary. This Issue’s guidance is pending the issuance of a final FASB Staff Position (“FSP”) relating to the draft FSP EITF Issue 03-01-a, Implementation Guidance for the Application of Paragraph 16 of EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” which the Board may issue as early as November. This deferral did not change the disclosure guidance which remains effective for fiscal years ending after December 15, 2003. Matters being considered by the FASB which may impact the Company’s financial reporting include the accounting as a component in determining net income for declines in market value of debt securities which are due solely to changes in market interest rates and the effect of sales of available-for-sale securities which have market values below cost at the time of sale and whether such sale indicates an absence of intent and ability of the investor to hold to a forecasted recovery of the investment’s value to its original cost.

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS 150 establishes standards for how an issuer classifies, measures and discloses in its financial statements certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify financial instruments that are within its scope as liabilities, in most circumstances. Such financial instruments include (i) financial instruments that are issued in the form of shares that are mandatorily redeemable; (ii) financial instruments that embody an obligation to repurchase the issuer’s equity shares, or are indexed to such an obligation, and that require the issuer to settle the obligation by transferring assets; (iii) financial instruments that embody an obligation that the issuer may settle by issuing a variable number of its equity shares if, at inception, the monetary value of the obligation is predominantly based on a fixed amount, variations in something other than the fair value of the issuer’s equity shares or variations inversely related to changes in the fair value of the issuer’s equity shares; and (iv) certain freestanding financial instruments. The Company adopted SFAS 150 on January 1, 2004 and its adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

4. RECENT DEVELOPMENTS

On October 26, 2004, the Company announced the signing of a definitive agreement with FirstCapital Bankers, Inc. (“FirstCapital”), Corpus Christi, Texas. Under the terms of the agreement, FirstCapital will merge into the Company and subsequently, FirstCapital’s wholly owned subsidiary, FirstCapital Bank, s.s.b. will merge into the Bank. The Company will issue approximately 5.0 million shares of its common stock, subject to adjustment, for all of the issued and outstanding capital stock of FirstCapital.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(UNAUDITED)

FirstCapital is privately held and operates thirty-two (32) banking offices in and around Corpus Christi, Houston and Victoria, Texas. As of September 30, 2004, FirstCapital had, on a consolidated basis, total assets of $773.6 million, loans of $518.2 million, deposits of $638.9 million and shareholders’ equity of $60.0 million. The acquisition is expected to close in the first quarter of 2005 and is subject to the approval of the Company and FirstCapital shareholders and customary regulatory approvals.

On August 1, 2004, the Company completed its acquisition of Village Bank and Trust, s.s.b. (“Village”), Austin, Texas. Under the terms of the agreement, the Company paid approximately $19.1 million in cash for all of the issued and outstanding capital stock of Village. Village was privately held and operated one (1) banking office in the Lakeway area of Austin, Texas. As of June 30, 2004, Village had total assets of $110.9 million, loans of $79.7 million, deposits of $97.3 million and shareholders’ equity of $10.4 million.

In connection with the purchase, the Company paid a cash premium of $12.2 million, of which $1.0 million was identified as core deposit intangibles. The remaining $11.2 million of the premium was recorded as goodwill. The core deposit intangibles are being amortized using an accelerated amortization method over an 8 year life.

The acquisition was accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of the acquired branch were recorded at their fair values at the acquisition date.

On August 1, 2004, the Company completed its acquisition of Liberty Bancshares, Inc. (“Liberty”), Austin, Texas, pursuant to which Liberty merged into the Company and its wholly owned subsidiary, Liberty Bank, S.S.B., merged into the Bank. Under the terms of the agreement, the Company paid approximately $8.9 million in cash and issued approximately 1.3 million shares of its Common Stock for all of the issued and outstanding capital stock of Liberty and Liberty Bank. and all outstanding stock options of Liberty Bank. Liberty was privately held and operated six (6) banking offices in Austin, Texas. As of June 30, 2004, Liberty had, on a consolidated basis, total assets of $178.7 million, loans of $120.3 million, deposits of $158.9 million and shareholders’ equity of $16.5 million.

In connection with the purchase, the Company paid a cash premium of $27.6 million of which $4.6 million was identified as core deposit intangibles. The remaining $23.0 million of the premium was recorded as goodwill. The core deposit intangibles are being amortized using an accelerated amortization method over an 8 year life.

The acquisition was accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of the acquired branches were recorded at their fair values at the acquisition date.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(UNAUDITED)

5. GOODWILL AND CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles (CDI) for nine months ended September 30, 2004 were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)
Balance as of December 31, 2003	$118,012	$6,743
Amortization	—	(1,220)
Acquisition of Liberty Bancshares, Inc.	22,914	4,636
Acquisition of Village Bank and Trust, SSB.	11,114	1,040
Core deposit intangibles-First State Bank of North Texas	(1,801)	1,801
Expenses associated with the acquisition of First State Bank of North Texas	(239)	—
Core deposit intangibles-MainBancorp	(300)	300
Expenses associated with the acquisition of MainBancorp	96	—
Adjustments associated with the acquisition of Dallas Bancshares (deferred taxes)	(7)	—
Adjustments associated with the acquisition of Southwest Bank Holding Company (deferred taxes)	796	—

Balance as of September 30, 2004	$150,585	$13,300

The Company initially records the total premium paid on acquisitions at management’s best estimate of goodwill and CDI. Subsequent to the acquisition, a third party valuation of CDI is performed. Adjustments to CDI, if necessary, are appropriately reclassified within goodwill. Net income is decreased by the amortization of CDI which is amortized at an accelerated rate over an eight year period from the acquisition date. Adjustments to estimates of deferred taxes that relate to goodwill are made after reconciliations of the final tax returns are prepared. The reclassifications have no effect on total assets, liabilities, shareholders’ equity or cash flows.

6. NONPERFORMING ASSETS

The Company had $2.6 million in nonperforming assets at September 30, 2004 and $967,000 in nonperforming assets at December 31, 2003, an increase of $1.6 million or 165.0%. The increase in nonperforming assets is primarily due to two commercial loans, assumed from previous acquisitions, being placed on nonaccrual status and an additional two loans, assumed from acquisitions, being classified as accruing loans 90 or more days past due.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(UNAUDITED)

The following table presents information regarding nonperforming assets as of the dates indicated.

	September 30, 2004	December 31, 2003
	(Dollars in thousands)
Nonaccrual loans	$709	$2
Restructured loans	—	—
Accruing loans 90 or more days past due	1,238	679

Total nonperforming loans	1,947	681
Repossessed assets	81	40
Other real estate	535	246

Total nonperforming assets	$2,563	$967

Nonperforming assets to total loans and other real estate	0.25%	0.13%

7. SUBSEQUENT EVENT

The Company has notified Wachovia Trust Company, trustee of Prosperity Capital Trust I (the “Trust”), that the Company intends to redeem on December 31, 2004 (the “Redemption Date”), subject to regulatory approval, the $12.4 million in 9.60% Subordinated Debentures due 2029 issued by the Company to the Trust at a redemption price equal to $12.4 million plus all accrued but unpaid interest up to the Redemption Date. In conjunction with the redemption of the Debentures, the Trust will notify the holders of its 9.60% Cumulative Trust Preferred Securities (“Trust Preferred Securities”) and its 9.60% Common Securities (“Common Securities”) of its intention to redeem on the Redemption Date all 1.2 million of its outstanding Trust Preferred Securities and all 38,000 of its outstanding Common Securities at a redemption price equal to the $10.00 liquidation amount of each security plus all accrued but unpaid distributions up to the Redemption Date.

After redemption of the $12.4 million in Debentures issued to Prosperity Capital Trust I, the Company will have outstanding $47.4 million in junior subordinated debentures issued to the Company’s subsidiary trusts.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Cautionary Notice Regarding Forward-Looking Statements

Statements and financial discussion and analysis contained in this quarterly report on Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of invoking these safe harbor provisions. These forward-looking statements include information about possible or assumed future results of the Company’s operations or performance. When the Company uses any of the words “believe,” “expect”, “anticipate”, “estimate”, “continue”, “intend”, “may”, “will”, “should”, or similar expressions, identifies these forward-looking statements. Many possible factors or events could affect the future financial results and performance of the Company and could cause those financial results or performance to differ materially from those expressed in the forward-looking statement. These possible events or factors include, without limitation:

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

RECENT DEVELOPMENTS

The Company has notified Wachovia Trust Company, trustee of Prosperity Capital Trust I (the “Trust”), that the Company intends to redeem on December 31, 2004 (the “Redemption Date”), subject to regulatory approval, the $12,380,000 in 9.60% Subordinated Debentures due 2029 issued by the Company to the Trust at a redemption price equal to $12,380,000 plus all accrued but unpaid interest up to the Redemption Date. In conjunction with the redemption of the Debentures, the Trust will notify the holders of its 9.60% Cumulative Trust Preferred Securities (“Trust Preferred Securities”) and its 9.60% Common Securities (“Common Securities”) of its intention to redeem on the Redemption Date all 1,200,000 of its outstanding Trust Preferred Securities and all 38,000 of its outstanding Common Securities at a redemption price equal to the $10.00 liquidation amount of each security plus all accrued but unpaid distributions up to the Redemption Date.

On October 26, 2004, the Company announced the signing of a definitive agreement with FirstCapital Bankers, Inc. (“FirstCapital”), Corpus Christi, Texas. Under the terms of the agreement, FirstCapital will merge into the Company and subsequently, FirstCapital’s wholly owned subsidiary, FirstCapital Bank, s.s.b. will merge into the Bank. The Company will issue approximately 5.0 million shares of its common stock, subject to adjustment, for all of the issued and outstanding capital stock of FirstCapital. FirstCapital is privately held and operates thirty-two (32) banking offices in and around Corpus Christi, Houston and Victoria, Texas. As of September 30, 2004, FirstCapital had, on a consolidated basis, total assets of $773.6 million, loans of $518.2 million, deposits of $638.9 million and shareholders’ equity of $60.0 million. The acquisition is expected to close in the first quarter of 2005 and is subject to the approval of the Company and FirstCapital shareholders and customary regulatory approvals.

On August 1, 2004, the Company completed its acquisition of Village Bank and Trust, s.s.b. (“Village”), Austin, Texas. Under the terms of the agreement, the Company paid approximately $19.1 million in cash for all of the issued and outstanding capital stock of Village. Village was privately held and operated one (1) banking office in the Lakeway area of Austin, Texas. As of June 30, 2004, Village had total assets of $110.9 million, loans of $79.7 million, deposits of $97.3 million and shareholders’ equity of $10.4 million.

On August 1, 2004, the Company completed its acquisition of Liberty Bancshares, Inc. (“Liberty”), Austin, Texas, pursuant to which Liberty merged into the Company and its wholly owned subsidiary, Liberty Bank, S.S.B., merged into the Bank. Under the terms of the agreement, the Company paid approximately $8.9 million in cash and issued approximately 1.3 million shares of its Common Stock for all of the issued and outstanding capital stock of Liberty and Liberty Bank. and all outstanding stock options of Liberty Bank. Liberty was privately held and operated six (6) banking offices in Austin, Texas. As of June 30, 2004, Liberty had, on a consolidated basis, total assets of $178.7 million, loans of $120.3 million, deposits of $158.9 million and shareholders’ equity of $16.5 million.

OVERVIEW

Prosperity Bancshares, Inc. ® (the “Company”) was formed in 1983 as a vehicle to acquire the former Allied Bank in Edna, Texas which was chartered in 1949 as The First National Bank of Edna. The Company is a registered financial holding company that derives substantially all of its revenues and income from the operation of its bank subsidiary, Prosperity Bank® (“Prosperity Bank®” or the “Bank”). The Bank provides a broad line of financial products and services to small and medium-sized businesses and consumers. The Bank operates fifty-eight (58) full-service banking locations; with twenty-nine (29) in the Greater Houston Consolidated Metropolitan Statistical Area (“CMSA”), eleven (11) in eight contiguous counties situated south and southwest of Houston and extending into South Texas, (7) seven in Austin, Texas and eleven (11) in the Dallas/Fort Worth area. The Greater Houston CMSA includes Brazoria, Chambers, Fort Bend, Galveston, Harris, Liberty, Montgomery and Waller counties. The Company’s headquarters are located at Prosperity Bank Plaza, 4295 San Felipe in Houston, Texas and its telephone number is (713) 693-9300. The Company’s website address is www.prosperitybanktx.com. Information contained on the Company’s website is not incorporated by reference into this quarterly report on Form 10-Q and information contained on the Company’s website should not be considered as part of this quarterly report on Form 10-Q.

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

Three principal components of the Company’s growth strategy are internal growth, stringent cost control practices and strategic merger transactions. The Company focuses on continual internal growth. Each Banking Center is operated as a separate profit center, maintaining separate data with respect to its net interest income, efficiency ratio, deposit growth, loan growth and overall profitability. Banking Center Presidents and Managers are accountable for performance in these areas and compensated accordingly. The Company also focuses on maintaining stringent cost control practices and policies. The Company has invested significantly in the infrastructure required to centralize many of its critical operations, such as data processing and loan application processing. Management believes that this centralized infrastructure can accommodate substantial additional growth while enabling the Company to minimize operational costs through certain economies of scale. The Company also intends to continue to seek expansion opportunities. During 2003, the Company acquired eleven (11) banking centers in the Dallas/Fort Worth area and in July 2004, the Company acquired seven (7) banking centers in Austin, Texas. On October 26, 2004 the Company signed a definitive agreement to acquire FirstCapital, which has an additional thirty-two (32) banking centers in and around Corpus Christi, Houston and Victoria.

Total assets were $2.71 billion at September 30, 2004 compared with $2.40 billion at December 31, 2003. Total loans were $1.01 billion at September 30, 2004 compared with $770.1 million at December 31, 2003, an increase of $237.4 million or 30.8%. Total deposits were $2.33 billion at September 30, 2004 compared with $2.08 billion at December 31, 2003. Shareholders’ equity increased $49.7 million or 22.6%, to $269.3 million at September 30, 2004 compared with $219.6 million at December 31, 2003.

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

Valuation of Securities – The Company’s available for sale securities portfolio is reported at fair value. When the fair value of a security is below its amortized cost, and depending on the length of time the condition exists and the extent the fair market value is below amortized cost, additional analysis is performed to determine whether an impairment exists. Available for sale and held to maturity securities are analyzed quarterly for possible other-than-temporary impairment. The analysis considers the financial condition and near-term prospects of the issuer, as well as the value of any security we may have in the investment. Often, the information available to conduct these assessments is limited and rapidly changing, making estimates of fair value subject to judgment. If actual information or conditions are different than estimated, the extent of the impairment of the security may be different than previously estimated, which could have a material effect on our results of operations and financial condition.

RESULTS OF OPERATIONS

Net income available to common shareholders was $8.9 million ($0.40 per common share on a diluted basis) for the quarter ended September 30, 2004 compared with $6.5 million ($0.34 per common share on a diluted basis) for the quarter ended September 30, 2003, an increase in net income of $2.5 million, or 38.3%. The Company posted returns on average common equity of 14.42% and 15.45%, returns on average assets of 1.37% and 1.29% and efficiency ratios of 48.55% and 50.25% for the quarters ended September 30, 2004 and 2003, respectively. The efficiency ratio is not calculated on a tax equivalent basis.

For the nine months ended September 30, 2004, net income available to common shareholders was $25.4 million ($1.18 per common share on a diluted basis) compared with $19.4 million ($1.01 per common share on a diluted basis) for the same period in 2003, an increase in net income of $6.0 million or 31.1%. The Company posted returns on average common equity of 14.49% and 15.83%, returns on average assets of 1.36% and 1.34% and efficiency ratios of 49.29% and 50.74% for the nine months ended September 30, 2004 and 2003, respectively. The efficiency ratio is not calculated on a tax equivalent basis.

Net Interest Income

Net interest income was $21.1 million for the quarter ended September 30, 2004 compared with $15.0 million for the quarter ended September 30, 2003, an increase of $6.1 million, or 40.5%. Net interest income increased as a result of an increase in average interest-earning assets to $2.35 billion for the quarter ended September 30, 2004 from $1.83 billion for the quarter ended September 30, 2003, an increase of $523.8 million, or 28.6%. The increase in average earning assets is primarily attributable to increases in average loans and securities from the quarter ended September 30, 2003 compared to the quarter ended September 30, 2004 resulting from the MainBancorp (“MainBancorp”) and First State Bank of North Texas (“FSBNT”) acquisitions in the fourth quarter of 2003 and the Liberty and Village acquisitions in the third quarter of 2004.

The net interest margin increased to 3.64% for the quarter ended September 30, 2004 compared with 3.39% for the quarter ended September 30, 2003. The rate paid on interest-bearing liabilities decreased 8 basis points from 1.74% for the quarter ended September 30, 2003 to 1.66% for the quarter ended September 30, 2004 while the yield on earning assets increased 22 basis points from 4.67% for the quarter ended September 30, 2003 to 4.89% for the quarter ended September 30, 2004. The average of interest-bearing liabilities increased $386.3 million and the average of interest earning assets increased $523.8 million for the same periods.

Net interest income increased $13.7 million, or 29.7%, to $59.8 million for the nine months ended September 30, 2004 from $46.1 million for the same period in 2003. This increase is mainly attributable to higher average interest-earning assets resulting from an increase in average loans and securities. The net interest margin decreased to 3.61% compared with 3.62% for the same periods principally due to a 19 basis point decrease in the yield on earning assets from 5.00% for the nine months ended September 30, 2003 compared with 4.81% for the nine months ended September 30, 2004, partially offset by a 24 basis point decrease in the rate paid on interest-bearing liabilities from 1.85% for the nine months ended September 30, 2003 compared with 1.61% for the nine months ended September 30, 2004.

The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.”

The Company adopted FIN 46R on January 1, 2004. FIN 46R requires that Prosperity Capital Trust I, Prosperity Capital Trust II, Prosperity Statutory Trust III, Prosperity Statutory Trust IV and Paradigm Capital Trust II be deconsolidated from the consolidated financial statements. After adoption, the trust preferred securities issued by each of the foregoing trusts are no longer shown in the consolidated financial statements. Instead, the junior subordinated debentures issued by the Company to each of these trusts are shown as liabilities in the consolidated balance sheets and interest expense associated with such junior subordinated debentures is shown in the consolidated statements of income. The interest expense associated with the junior subordinated debentures for the three and nine months ended September 30, 2003 was previously shown as non-interest expense. Prior period data has been restated to reflect the adoption of FIN 46R on January 1, 2004.

The following tables set forth, for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the quarters ended September 30, 2004 and 2003 and the nine months ended September 30, 2004 and 2003. The tables also set forth the average rate paid on total interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Except as indicated in the footnotes, no tax-equivalent adjustments were made and all average balances are daily average balances. Any nonaccruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended September 30,
	2004			2003
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (4)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (4)
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$928,375	$14,760	6.36%	$699,382	$11,675	6.68%
Securities(1)	1,387,445	13,862	4.00	1,093,201	9,605	3.51
Federal funds sold and other temporary investments	38,437	141	1.47	37,827	85	0.90

Total interest-earning assets	2,354,257	28,763	4.89%	1,830,410	21,365	4.67%

Less allowance for credit losses	(11,967)			(9,254)

Total interest-earning assets, net of allowance	2,342,290			1,821,156
Noninterest-earning assets	261,885			184,872

Total assets	$2,604,175			$2,006,028

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$479,891	$1,245	1.04%	$374,638	$1,004	1.07%
Savings and money market accounts	513,768	1,064	0.83	399,054	780	0.78
Certificates of deposit	753,910	4,007	2.13	621,971	3,675	2.36
Junior subordinated debentures	59,804	1,044	6.98	40,474	675	6.67
Federal funds purchased and other Borrowings	45,164	336	2.98	30,058	241	3.21

Total interest-bearing liabilities	1,852,537	7,696	1.66%	1,466,195	6,375	1.74%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	491,471			363,160
Other liabilities	12,024			9,145

Total liabilities	2,356,032			1,838,500

Shareholders’ equity	248,143			167,528

Total liabilities and shareholders’ equity	$2,604,175			$2,006,028

Net interest rate spread			3.23%			2.93%

Net interest income and margin (2)		$21,067	3.58%		$14,990	3.28%

Net interest income and margin (tax-equivalent basis) (3)		$21,452	3.64%		$15,503	3.39%

(1)	Yield is based on amortized cost and does not include any component of unrealized gains or losses.
(2)	The net interest margin is equal to net interest income divided by average interest-earning assets.
(3)	In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35%.
(4)	Annualized.

	Nine Months Ended September 30,
	2004			2003
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (4)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (4)
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$824,275	$39,222	6.34%	$683,325	$34,630	6.76%
Securities(1)	1,403,263	41,981	3.99	1,048,804	30,986	3.94
Federal funds sold and other temporary investments	28,311	245	1.15	22,753	176	1.03

Total interest-earning assets	2,255,849	81,448	4.81%	1,754,882	65,792	5.00%

Less allowance for credit losses	(10,948)			(9,385)

Total interest-earning assets, net of allowance	2,244,901			1,745,497
Noninterest-earning assets	243,728			178,991

Total assets	$2,488,629			$1,924,488

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$479,150	$3,689	1.03%	$354,569	$3,080	1.16%
Savings and money market accounts	486,330	2,815	0.77	388,987	2,618	0.90
Certificates of deposit	723,885	11,279	2.08	601,476	11,376	2.52
Junior subordinated debentures	59,804	3,011	6.71	36,178	1,840	6.78
Federal funds purchased and other borrowings	41,289	889	2.87	34,574	782	3.02

Total interest-bearing liabilities	1,790,458	21,683	1.61%	1,415,784	19,696	1.85%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	454,878			335,533
Other liabilities	9,895			10,163

Total liabilities	2,255,231			1,761,480

Shareholders’ equity	233,398			163,008

Total liabilities and shareholders’ equity	$2,488,629			$1,924,488

Net interest rate spread			3.20%			3.15%
Net interest income and margin(2)		$59,765	3.53%		$46,096	3.50%

Net interest income and margin (tax-equivalent basis)(3)		$61,050	3.61%		$47,635	3.62%

(1)	Yield is based on amortized cost and does not include any component of unrealized gains or losses.
(2)	The net interest margin is equal to net interest income divided by average interest-earning assets.
(3)	In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35%.
(4)	Annualized.

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

	Three Months Ended September 30,
	2004 vs. 2003
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$3,823	$(738)	$3,085
Securities	2,585	1,672	4,257
Federal funds sold and other temporary investments	1	55	56

Total increase in interest income	6,409	989	7,398

Interest-bearing liabilities:
Interest-bearing demand deposits	282	(41)	241
Savings and money market accounts	224	60	284
Certificates of deposit	780	(448)	332
Junior subordinated debentures	322	47	369
Federal funds purchased and other borrowings	121	(26)	95

Total increase (decrease) in interest expense	1,729	(408)	1,321

Increase in net interest income	$4,680	$1,397	$6,077

	Nine Months Ended September 30,
	2004 vs. 2003
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$7,143	$(2,551)	$4,592
Securities	10,472	523	10,995
Federal funds sold and other temporary investments	43	26	69

Total increase (decrease) in interest income	17,658	(2,002)	15,656

Interest-bearing liabilities:
Interest-bearing demand deposits	1,082	(473)	609
Savings and money market accounts	655	(458)	197
Certificates of deposit	2,315	(2,412)	(97)
Junior subordinated debentures	1,202	(31)	1,171
Federal funds purchased and other borrowings	152	(45)	107

Total increase (decrease) in interest expense	5,406	(3,419)	1,987

Increase in net interest income	$12,252	$1,417	$13,669

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

The Company made a $420,000 provision for credit losses for the quarter ended September 30, 2004 and a $120,000 provision for the quarter ended September 30, 2003. The Company made a $660,000 provision for credit losses for the nine months ended September 30, 2004 and a $360,000 provision for the nine months ended September 30, 2003. Both increases in the provision for credit losses were in response to an increase in nonperforming assets from $967,000 at December 31, 2003 to

$2.6 million at September 30, 2004. The ratio of the allowance for credit losses to end of period nonperforming loans was 660.6% for the nine months ended September 30, 2004 compared with 1,519.1% for the year ended December 31, 2003. For the quarter ended September 30, 2004, net charge-offs were $295,000 compared with net charge-offs of $287,000 for the quarter ended September 30, 2003. Net charge-offs were $509,000 for the nine months ended September 30, 2004 compared with $1.4 million for the nine months ended September 30, 2003.

Noninterest Income

The Company’s primary sources of noninterest income are service charges on deposit accounts, which include insufficient funds charges, and other banking- related service fees. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method. Banking-related service fees include check cashing fees, official check fees, safe deposit box rent and currency handling fees. Noninterest income totaled $6.1 million for the three months ended September 30, 2004 compared with $4.3 million for the same period in 2003, an increase of $1.8 million, or 41.3%. Noninterest income increased $4.7 million, or 38.4%, to $16.8 million for the nine months ended September 30, 2004 compared with $12.2 million for the same period in 2003. Both increases were primarily due to higher service charges on deposit accounts resulting from the addition of approximately 27,000 deposit accounts obtained in connection with the MainBancorp and FSBNT acquisitions in the fourth quarter of 2003 and the Liberty and Village acquisitions in third quarter of 2004.

The following table presents for the periods indicated the major categories of noninterest income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Service charges on deposit accounts	$5,237	$3,523	$14,827	$10,148
Banking-related service fees	260	192	733	564
Trust and investment income	42	152	155	374
Gain on sale of assets	198	219	308	265
Gain on sale of securities	—	—	78	—
Other noninterest income	374	240	737	819

Total noninterest income	$6,111	$4,326	$16,838	$12,170

Noninterest Expense

Noninterest expense totaled $13.2 million for the quarter ended September 30, 2004 compared with $9.7 million for the quarter ended September 30, 2003, an increase of $3.5 million, or 35.9%. This increase occurred primarily in salaries and employee benefits, core deposit intangibles amortization and advertising expense which is a component of other expenses. Noninterest expense totaled $37.7 million for the nine months ended September 30, 2004 compared with $29.6 million for the nine months ended September 30, 2003, an increase of $8.2 million, or 27.6%. The increases during both periods are primarily due to the MainBancorp and FSBNT acquisitions in the fourth quarter of 2003 and the Liberty and Village acquisitions in the third quarter of 2004. The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Salaries and employee benefits	$7,147	$5,259	$20,459	$15,943
Non-staff expenses:
Occupancy and equipment expense	1,244	1,045	3,347	2,988
Depreciation	728	634	2,118	1,855
Data processing	540	453	1,473	1,728
Communications expense	771	634	2,200	1,874
Professional fees	368	162	757	557
Regulatory assessments and FDIC insurance	129	112	385	318
Ad valorem and franchise taxes	299	209	823	605
Core deposit intangibles amortization	456	207	1,220	590
Other	1,512	992	4,938	3,107

Total non-staff expenses	6,047	4,448	17,261	13,622

Total noninterest expense	$13,194	$9,707	$37,720	$29,565

Salaries and employee benefit expenses were $7.1 million for the quarter ended September 30, 2004 compared with $5.3 million for the quarter ended September 30, 2003, an increase of $1.9 million, or 35.9%. For the nine months ended September 30, 2004, salaries and employee benefit expenses were $20.5 million, an increase of $4.5 million or 28.3% compared with $15.9 million for the nine months ended September 30, 2003. The increases during both periods were principally due to additional staff associated with the MainBancorp and FSBNT acquisitions in 2003 and the Liberty and Village acquisitions in 2004. The number of full-time equivalent (FTE) associates employed by the Company increased from 512 at September 30, 2003 to 653 at September 30, 2004.

Non-staff expenses increased $1.6 million, or 35.9%, to $6.0 million for the quarter ended September 30, 2004 compared with $4.4 million during the same period in 2003. Non-staff expenses increased $3.6 million, or 26.7%, to $17.3 million for the nine months ended September 30, 2004 compared to $13.6 million during the same period in 2003. The increases during both periods were principally due to additional expenses associated with the MainBancorp, FSBNT, Liberty and Village acquisitions, increases in core deposit intangibles amortization related to the 2003 and 2004 acquisitions and increases in advertising expenses which are included as a component of other expenses.

Income Taxes

Income tax expense increased $1.6 million to $4.6 million for the quarter ended September 30, 2004 compared with $3.0 million for the same period in 2003. For the nine months ended September 30, 2004, income tax expense totaled $12.9 million, an increase of $3.9 million or 43.0% compared with $9.0 million for the same period in 2003. Both increases were primarily attributable to higher pretax net earnings for the quarter and nine months ended September 30, 2004 when compared to the same respective periods in 2003.

FINANCIAL CONDITION

Loan Portfolio

Total loans were $1.01 billion at September 30, 2004, an increase of $237.4 million, or 30.8% from $770.1 million at December 31, 2003. At September 30, 2004, loans acquired in the Liberty and Village acquisitions totaled $195.0 million. Period end loans comprised 44.7% of average earning assets at September 30, 2004 compared with 42.1% at December 31, 2003.

The following table summarizes the loan portfolio of the Company by type of loan as of September 30, 2004 and December 31, 2003:

	September 30, 2004		December 31, 2003
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$146,054	14.5%	$93,989	12.2%
Real estate:
Construction and land development	97,173	9.6	36,470	4.7
1-4 family residential	268,349	26.6	237,055	30.8
Home equity	32,470	3.2	27,943	3.6
Commercial mortgages	334,050	33.3	260,882	33.9
Farmland	22,475	2.2	15,247	2.0
Multifamily residential	18,613	1.8	20,679	2.7
Agriculture	30,250	3.0	20,693	2.7
Other	2,642	0.3	2,274	0.3
Consumer	55,344	5.5	54,821	7.1

Total loans	$1,007,420	100.0%	$770,053	100.0%

Nonperforming Assets

The Company had $2.6 million in nonperforming assets at September 30, 2004 and $967,000 in nonperforming assets at December 31, 2003, an increase of $1.6 million or 165.0%. The increase in nonperforming assets is primarily due to two commercial loans, assumed from previous acquisitions, being placed on nonaccrual status and an additional two loans, assumed from acquisitions, being classified as accruing loans 90 or more days past due.

The Company generally places a loan on nonaccrual status and ceases accruing interest when the payment of principal or interest is delinquent for 90 days, or earlier in some cases, unless the loan is in the process of collection and the underlying collateral fully supports the carrying value of the loan. The Company generally charges off all loans before attaining nonaccrual status.

The following table presents information regarding nonperforming assets as of the dates indicated.

	September 30, 2004	December 31, 2003
	(Dollars in thousands)
Nonaccrual loans	$709	$2
Restructured loans	—	—
Accruing loans 90 or more days past due	1,238	679

Total nonperforming loans	1,947	681
Repossessed assets	81	40
Other real estate	535	246

Total nonperforming assets	$2,563	$967

Nonperforming assets to total loans and other real estate	0.25%	0.13%

Allowance for Credit Losses

Management actively monitors the Company’s asset quality and provides specific loss allowances when necessary. Loans are charged-off against the allowance for credit losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. As of September 30, 2004, the allowance for credit losses amounted to $12.9 million, or 1.28% of total loans compared with $10.3 million, or 1.34% of total loans at December 31, 2003.

Set forth below is an analysis of the allowance for credit losses for the nine months ended September 30, 2004 and the year ended December 31, 2003:

	As of and for the Nine Months Ended September 30, 2004	As of and for the Year Ended December 31, 2003
	(Dollars in thousands)
Average loans outstanding	$824,275	$697,235

Gross loans outstanding at end of period	$1,007,420	$770,053

Allowance for credit losses at beginning of period	$10,345	$9,580
Balance acquired with the Liberty and Village acquisitions	2,365	—
Balance acquired with the Abrams, Dallas Bancshares, MainBancorp and FSBNT acquisitions	—	1,900
Provision for credit losses	660	483
Charge-offs:
Commercial and industrial	(88)	(810)
Real estate and agriculture	(608)	(960)
Consumer	(159)	(471)
Recoveries:
Commercial and industrial	153	159
Real estate and agriculture	63	198
Consumer	130	266

Net charge-offs	(509)	(1,618)

Allowance for credit losses at end of period	$12,861	$10,345

Ratio of allowance to end of period loans	1.28%	1.34%
Ratio of charge-offs to average loans	0.06%	0.23%
Ratio of allowance to end of period nonperforming loans	660.6%	1,519.1%

Securities

Securities totaled $1.35 billion at September 30, 2004 compared with $1.38 billion at December 31, 2003, a decrease of $23.3 million, or 1.7%. At September 30, 2004, securities represented 50.0% of total assets compared with 57.4% of total assets at December 31, 2003.

The following table summarizes the amortized cost of securities as of the dates shown (available-for-sale securities are not adjusted for unrealized gains or losses):

	September 30, 2004	December 31, 2003
	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$32,028	$48,762
70% non-taxable preferred stock	24,004	44,015
States and political subdivisions	46,181	53,738
Collateralized mortgage obligations	230,077	178,487
Mortgage-backed securities	1,013,340	1,032,861
Corporate debt securities	10,518	15,619
Equity securities	293	283

Total	$1,356,441	$1,373,765

Bank Premises and Equipment

Premises and equipment, net of accumulated depreciation, totaled $36.3 million and $34.3 million at September 30, 2004 and December 31, 2003, respectively, an increase of $2.0 million or 5.9%. The increase was primarily due to the MainBancorp, FSBNT, Liberty and Village acquisitions.

Deposits

Total deposits were $2.33 billion at September 30, 2004 compared with $2.08 billion at December 31, 2003, an increase of $243.5 million or 11.7%. At September 30, 2004, noninterest-bearing deposits accounted for approximately 22.7% of total deposits compared with 22.4% of total deposits at December 31, 2003. Interest-bearing demand deposits totaled $1.80 billion, or 77.3%, of total deposits at September 30, 2004 compared with $1.62 billion, or 77.6%, of total deposits at December 31, 2003.

The following table summarizes the daily average balances and weighted average rates paid on deposits for the periods presented below:

	For the Nine Months Ended September 30, 2004		For the Year Ended December 31, 2003
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Interest-bearing checking	$479,150	1.03%	$371,801	1.13%
Regular savings	109,778	0.57	88,651	0.66
Money market savings	376,552	0.83	317,682	0.92
Time deposits	723,885	2.08	616,353	2.42

Total interest-bearing deposits	1,689,365	1.40	1,394,487	1.62
Noninterest-bearing deposits	454,878	—	354,558	—

Total deposits	$2,144,243	1.11%	$1,749,045	1.29%

Other Borrowings

Deposits are the primary source of funds for the Company’s lending and investment activities. Occasionally, the Company obtains additional funds from the Federal Home Loan Bank (“FHLB”) and correspondent banks. At September 30, 2004, the Company had $13.3 million in FHLB borrowings and at December 31, 2003 the Company had $11.9 million in FHLB borrowings, all of which consisted of FHLB notes payable. The increase was due to a note payable assumed from Village in connection with the acquisition. The maturity dates on the FHLB notes payable range from the years 2004 to 2023 and have interest rates ranging from 4.64% to 6.48%. FHLB notes payable are secured by a blanket lien on the Bank’s first mortgage loans against one-to-four family residential properties.

At September 30, 2004, the Company had $28.2 million in securities sold under repurchase agreements compared with $19.0 million at December 31, 2003.

At September 30, 2004 and December 31, 2003, the Company had no federal funds purchased.

Junior Subordinated Debentures

At September 30, 2004 and December 31, 2003, the Company had outstanding $59.8 million in junior subordinated debentures issued to the Company’s subsidiary trusts.

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

Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of September 30, 2004 and December 31, 2003, the Company had cash and cash equivalents of $132.9 million and $83.7 million, respectively. The increase in cash and cash equivalents is primarily due to an increase in federal funds sold which resulted from increased deposits and cash acquired through the MainBancorp, FSBNT, Liberty and Village acquisitions.

Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of September 30, 2004 (other than deposit obligations). The Company’s future cash payments associated with its contractual obligations pursuant to its junior subordinated debentures, FHLB notes payable and operating leases as of September 30, 2004 are summarized below. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in underlying contracts.

	Payments due in:
	Remaining Fiscal 2004	Fiscal 2005-2006	Fiscal 2007-2008	Thereafter	Total
	(Dollars in thousands)
Junior subordinated debentures	$—	$—	$—	$59,804	$59,804
Federal Home Loan Bank notes payable	198	1,694	3,036	8,387	13,315
Operating leases	502	3,397	2,730	3,121	9,750

Total	$700	$5,091	$5,766	$71,312	$82,869

Off-Balance Sheet Items

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit as of September 30, 2004 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Remaining Fiscal 2004	Fiscal 2005-2006	Fiscal 2007-2008	Thereafter	Total
	(Dollars in thousands)
Standby letters of credit	$796	$4,598	$121	$—	$5,515
Commitments to extend credit	18,361	118,990	2,437	43,249	183,037

Total	$19,157	$123,588	$2,558	$43,249	$188,552

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

Capital Resources

Total shareholders’ equity was $269.3 million at September 30, 2004 compared with $219.6 million at December 31, 2003, an increase of $49.7 million, or 22.6%. The increase was due primarily to net earnings of $25.4 million and common stock issued in connection with the Liberty acquisition of $32.0 million, partially offset by dividends paid of $4.8 million and a net change in unrealized losses on available for sale securities of $3.9 million for the nine months ended September 30, 2004.

Both the Board of Governors of the Federal Reserve System, with respect to the Company, and the Federal Deposit Insurance Corporation (“FDIC”), with respect to the Bank, have established certain minimum risk-based capital standards that apply to bank holding companies and federally insured banks. The following table sets forth the Company’s total risk-based capital, Tier I risk-based capital, and Tier I to average assets (leverage) ratios as of September 30, 2004:

Consolidated Risk Based Capital Ratios:
Total capital (to risk weighted assets)	15.29%
Tier I capital (to risk weighted assets)	14.19%
Tier I capital (to average assets)	6.77%

As of September 30, 2004, the Bank’s risk-based capital ratios were above the levels required for the Bank to be designated as “well capitalized” by the FDIC. The following table sets forth the Bank’s total risk-based capital, Tier I risk-based capital, and Tier I to average assets (leverage) capital ratios as of September 30, 2004:

Risk Based Capital Ratios (Bank Only):
Total capital (to risk weighted assets)	14.60%
Tier I capital (to risk weighted assets)	13.49%
Tier I capital (to average assets)	6.43%

As discussed in Note 3, the Company adopted FIN 46R on January 1, 2004. FIN 46R requires that trust preferred securities be deconsolidated from the Company’s consolidated financial statements. Trust preferred securities are considered currently in calculating Tier 1 capital ratios. In May 2004, the Federal Reserve released proposed rules for the capital treatment of trust preferred securities. The proposed rules would limit the aggregate amount of trust preferred securities and certain other capital elements to 25% of core capital, net of goodwill. Because the 25% limit currently is calculated without deducting goodwill, the proposal has the effect of reducing the amount of trust preferred securities that the Company can include in Tier I capital. At September 30, 2004, under the proposed rules, approximately $35.7 million of trust preferred securities would count as Tier I capital. The excess amount of trust preferred securities not qualifying for Tier I capital may be included in Tier II capital. This amount is limited to 50% of Tier I capital. There is a three-year transition period for banks to become compliant with the new rules. Additionally, the rules provide that trust preferred securities no longer qualify for Tier I capital within 5 years of their maturity. Assuming the proposed rules were effective at September 30, 2004, the Company’s consolidated capital ratios would have been:

Pro forma Consolidated Risk Based Capital Ratios:
Total capital (to risk weighted assets)	15.29%
Tier I capital (to risk weighted assets)	12.28%
Tier I capital (to average assets)	5.86%

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a.	Not applicable
b.	Not applicable
c.	Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a.	Exhibits:

The following exhibits are filed with this Quarterly Report on Form 10-Q;

Exhibit Number	Description of Exhibit
21.1	Subsidiaries of Prosperity Bancshares, Inc.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

b.	Reports on Form 8-K

(i)	The Company furnished a Current Report on Form 8-K under Items 7 and 12 of Form 8-K on July 14, 2004 to announce the release of the Company’s earnings for the second quarter 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPERITY BANCSHARES, INC. SM
(Registrant)

Date: 11/09/04	/s/ David Zalman
David Zalman
Chief Executive Officer/President

Date: 11/09/04	/s/David Hollaway
David Hollaway
Chief Financial Officer