Form 10-K
period 2004-12-31
PROSPERITY BANCSHARES INC
filed 2005-03-14
CIK 1068851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-25051

PROSPERITY BANCSHARES, INC. ®

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K.  ☐

The aggregate market value of the shares of Common Stock held by non-affiliates, based on the closing price of the Common Stock on the Nasdaq National Market System on June 30, 2004 was approximately $380.3 million.

As of March 1, 2005, the number of outstanding shares of Common Stock was 27,471,396.

Documents Incorporated by Reference:

Portions of the Company’s Proxy Statement relating to the 2005 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2004, are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

PROSPERITY BANCSHARES, INC. ®

2004 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1. BUSINESS

General

Prosperity Bancshares, Inc.® , a Texas corporation (the “Company”), was formed in 1983 as a vehicle to acquire the former Allied Bank in Edna, Texas which was chartered in 1949 as The First National Bank of Edna. The Company is a registered financial holding company that derives substantially all of its revenues and income from the operation of its bank subsidiary, Prosperity Bank® (“Prosperity Bank®” or the “Bank”). The Bank provides a broad line of financial products and services to small and medium-sized businesses and consumers. As of December 31, 2004, the Bank operated fifty-eight (58) full-service banking locations; with twenty-nine (29) in the Greater Houston Consolidated Metropolitan Statistical Area (“CMSA”), eleven (11) in eight contiguous counties situated south and southwest of Houston and extending into South Texas, seven (7) in the Austin, Texas area and eleven (11) in the Dallas/Fort Worth area. The Greater Houston CMSA includes Austin, Brazoria, Chambers, Fort Bend, Galveston, Harris, Liberty, Montgomery, San Jacinto and Waller counties. The Company’s headquarters are located at Prosperity Bank Plaza, 4295 San Felipe in Houston, Texas and its telephone number is (713) 693-9300. The Company’s website address is www.prosperitybanktx.com.

The Company’s market consists of the communities served by its locations in the Greater Houston Texas CMSA, additional locations in eight contiguous counties located to the south and southwest of Houston, Texas, its eleven banking locations in the Dallas/Fort Worth, Texas area and its seven locations in the Austin, Texas area. US Highway 59 (scheduled to become Interstate Highway 69), which serves as the primary “NAFTA Highway” linking the interior United States and Mexico, runs directly through the center of the Company’s market area. The increased traffic along this NAFTA Highway has enhanced economic activity in the Company’s market area and created opportunities for growth. The diverse nature of the economies in each local market served by the Company provides the Company with a varied customer base and allows the Company to spread its lending risk throughout a number of different industries including farming, ranching, petrochemicals, manufacturing, tourism, recreation and professional service firms and their principals. The Company’s market areas outside of Houston, Dallas and Austin are dominated by either small community banks or branches of large regional banks. Management believes that the Company, as one of the few mid-sized financial institutions that combines responsive community banking with the sophistication of a regional bank holding company, has a competitive advantage in its market areas and excellent growth opportunities through acquisitions, new Banking Center locations and additional business development.

Operating under a community banking philosophy, the Company seeks to develop broad customer relationships based on service and convenience while maintaining its conservative approach to lending and strong asset quality. The Company has grown through a combination of internal growth, the acquisition of community banks, branches of banks and the opening of new banking centers. Utilizing a low cost of funds and employing stringent cost controls, the Company has been profitable in every full year of its existence, including the period of adverse economic conditions in Texas in the late 1980s. From 1988 to 1992, as a sound and profitable institution, the Company took advantage of this economic downturn and acquired the deposits and certain assets of failed banks in West Columbia, El Campo and Cuero, Texas and two failed banks in Houston, which diversified the Company’s franchise and increased its core deposits. The Company opened a full-service Banking Center in Victoria, Texas in 1993 and the following year established a Banking Center in Bay City, Texas. The Company expanded its Bay City presence in 1996 with the acquisition of an additional branch location from Norwest Bank Texas (now Wells Fargo), and in 1997, the Company acquired the Angleton, Texas branch of Wells Fargo Bank. In 1998, the Company enhanced its West Columbia Banking Center with the purchase of a commercial bank branch located in West Columbia and acquired Union State Bank in East Bernard, Texas.

From December 31, 1998 through December 31, 2004, the Company grew through internal growth and the completion of the following acquisitions:

Acquired Entity	Completion Date	Number of Banking Centers Added (1)
South Texas Bancshares, Inc.	1999	3
Compass Bank (5 branches)	2000	4
Commercial Bancshares, Inc.	2001	12
Texas Guaranty Bank, N.A.	2002	3
The First State Bank of Needville (2)	2002	—
Paradigm Bancorporation, Inc.	2002	8
Southwest Bank Holding Company	2002	2
First National Bank of Bay City (2)	2002	—
Abrams Centre Bancshares, Inc.	2003	1
Dallas Bancshares, Inc.	2003	1
MainBancorp, Inc.	2003	4
First State Bank of North Texas	2003	3
Liberty Bancshares, Inc.	2004	6
Village Bank & Trust, s.s.b.	2004	1

(1)	The number of banking centers added gives effect to any locations of the acquired entity that were consolidated into existing banking centers of the Company.
(2)	The only banking center of the acquired entity was closed and consolidated into an existing banking center of the Company.

2004 Mergers and Acquisitions

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

On August 1, 2004, the Company completed its acquisition of Liberty Bancshares, Inc. (“Liberty”), Austin, Texas, pursuant to which Liberty was merged into the Company and its wholly owned subsidiary, Liberty Bank, S.S.B., was merged into the Bank. Under the terms of the agreement, the Company paid approximately $8.9 million in cash and issued approximately 1.3 million shares of its Common Stock for all of the issued and outstanding capital stock of Liberty and Liberty Bank and converted all outstanding stock options to acquire Liberty common stock into options to acquire approximately 108,000 shares of Prosperity common stock. Liberty was privately held and operated six (6) banking offices in Austin, Texas. As of June 30, 2004, Liberty had, on a consolidated basis, total assets of $178.7 million, loans of $120.3 million, deposits of $158.9 million and shareholders’ equity of $16.5 million.

Recent Developments

On March 1, 2005, the Company completed its acquisition of FirstCapital Bankers, Inc. (“First Capital”), Corpus Christi, Texas. Under the terms of the agreement, First Capital was merged into the Company and First Capital’s wholly owned subsidiary, FirstCapital Bank, s.s.b. was merged into the Bank. The Company issued approximately 5.079 million shares of its common stock for all of the issued and outstanding capital stock of First Capital and converted all outstanding options to acquire First Capital common stock into options to acquire approximately 234,000 shares of Prosperity common stock. First Capital was privately held and operated thirty-two (32) banking offices in and around Corpus Christi, Houston and Victoria, Texas, five of which were closed and consolidated with existing banking centers of the Company. As of December 31, 2004, First Capital had, on a consolidated basis, total assets of $761.6 million, loans of $499.0 million, deposits of $629.6 million and shareholders’ equity of $61.7 million.

On December 31, 2004, the Company redeemed in full the $12.4 million in junior subordinated debentures issued to Prosperity Capital Trust I. Prosperity Capital Trust I in turn redeemed in full the trust preferred securities and common securities it issued.

Available Information

The Company’s website address is www.prosperitybanktx.com. The Company makes available free of charge on or through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Information contained on the Company’s website is not incorporated by reference into this annual report on Form 10-K and is not part of this or any other report.

Officers and Associates

The Company’s directors and officers are important to the Company’s success and play a key role in the Company’s business development efforts by actively participating in a number of civic and public service activities in the communities served by the Company, such as the Rotary Club, Lion’s Club, Pilot Club, United Way and Chamber of Commerce.

The Company has invested heavily in its officers and associates by recruiting talented officers in its market areas and providing them with economic incentive in the form of stock options and bonuses based on cross-selling performance. The senior management team has substantial experience in the Houston, Dallas and Austin markets and the surrounding communities in which the Company has a presence. Each banking center location is administered by a local President or Manager with knowledge of the community and lending expertise in the specific industries found in the community. The Company entrusts its banking center Presidents and Managers with authority and flexibility within general parameters with respect to product pricing and decision making in order to avoid the bureaucratic structure of larger banks. The Company operates each banking center as a separate profit center, maintaining separate data with respect to each banking center’s net interest income, efficiency ratio, deposit growth, loan growth and overall profitability. Banking center presidents and managers are accountable for performance in these areas and compensated accordingly. The Company has no 1-800 telephone numbers. Each banking center has its own listed local business telephone number, which enables a customer to be served by a local banker with decision making authority.

As of December 31, 2004, the Company and the Bank had 653 full-time equivalent associates, 237 of whom were officers of the Bank. The Company provides medical and hospitalization insurance to its full-time associates. The Company considers its relations with associates to be excellent. Neither the Company nor the Bank is a party to any collective bargaining agreement.

Banking Activities

The Company, through the Bank, offers a variety of traditional loan and deposit products to its customers, which consist primarily of consumers and small and medium-sized businesses. The Bank tailors its products to the specific needs of customers in a given market. At December 31, 2004, the Bank maintained approximately 139,000 separate deposit accounts and 15,400 separate loan accounts and 22.4% of the Bank’s total deposits were noninterest-bearing demand deposits. For the year ended December 31, 2004, the Company’s average cost of funds was 1.30%. The Company’s average cost of deposits (excluding borrowings) was 1.15% for the year ended December 31, 2004.

The Company has been an active mortgage lender, with commercial mortgage and 1-4 family residential loans comprising 60.8% of the Company’s total loans as of December 31, 2004. The Company also offers loans for automobiles and other consumer durables, home equity loans, debit cards, internet banking and other cash management services and automated telephone banking. By offering certificates of deposit, checking with interest accounts, savings accounts and overdraft protection at competitive rates, the Company gives its depositors a full range of traditional deposit products.

The businesses targeted by the Company in its lending efforts are primarily those that require loans in the $100,000 to $8.0 million range. The Company offers these businesses a broad array of loan products including term loans, lines of credit and loans for working capital, business expansion and the purchase of equipment and machinery, interim construction loans for builders and owner-occupied commercial real estate loans. For its business customers, the Company has developed a specialized checking product called Small Business Checking which provides fixed discounted fees for checking.

Business Strategies

The Company’s main objective is to increase deposits and loans internally, as well as through additional expansion opportunities, while maintaining efficiency, individualized customer service and maximizing profitability. To achieve this objective, the Company has employed the following strategic goals:

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

Increase Loan Volume and Diversify Loan Portfolio. While maintaining its conservative approach to lending, the Company has emphasized both new and existing loan products, focusing on growing its construction, commercial mortgage and commercial loan portfolios. During the two-year period from December 31, 2002 to December 31, 2004, the Company’s construction loans grew from $52.4 million to $109.6 million, or 109.2%. The Company’s commercial and industrial loans grew from $93.8 million to $144.4 million, or 54.0% and its commercial mortgages increased from $184.0 million to $369.2 million, or 100.7% for the same period. In addition, the Company targets professional service firms such as legal and medical practices for both loans secured by owner-occupied premises and personal loans to their principals.

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

The following description summarizes some of the laws to which the Company and the Bank are subject. References in this annual report on Form 10-K to applicable statutes and regulations are brief summaries thereof, do not purport to be complete, and are qualified in their entirety by reference to such statutes and regulations.

The Company

The Company is a financial holding company pursuant to the Gramm-Leach-Bliley Act and a bank holding company registered under the Bank Holding Company Act of 1956, as amended (“BHCA”). Accordingly, the Company is subject to supervision, regulation and examination by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). The Gramm-Leach-Bliley Act, the BHCA and other federal laws subject financial and bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

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

Notwithstanding the foregoing, the Gramm-Leach-Bliley Act, effective March 11, 2000, eliminated the barriers to affiliations among banks, securities firms, insurance companies and other financial service providers and permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The Gramm-Leach-Bliley Act defines “financial in nature” to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

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

Capital Adequacy Requirements. The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. The guidelines require a minimum total risk-based capital ratio of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 2004, the Company’s ratio of Tier 1 capital to total tangible risk-weighted assets was 13.56% and its ratio of total capital to total tangible risk-weighted assets was 14.67%. Tangible risk-weighted assets are calculated as total risk-weighted assets less intangible assets such as goodwill and core deposit intangibles.

In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total tangible consolidated assets. Certain highly rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies are required to maintain a leverage ratio of 4.0%. As of December 31, 2004, the Company’s leverage ratio was 6.30%.

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

The Bank

The Bank is a Texas-chartered banking association, the deposits of which are insured by the Bank Insurance Fund (“BIF”) of the FDIC. The Bank is not a member of the Federal Reserve System; therefore, the Bank is subject to supervision and regulation by the FDIC and the Texas Banking Department. Such supervision and regulation subject the Bank to special restrictions, requirements, potential enforcement actions and periodic examination by the FDIC and the Texas Banking Department. Because the Federal Reserve Board regulates the bank holding company parent of the Bank, the Federal Reserve Board also has supervisory authority which directly affects the Bank.

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

The FDIC’s risk-based capital guidelines generally require state banks to have a minimum ratio of Tier 1 capital to total tangible risk-weighted assets of 4.0% and a ratio of total capital to total tangible risk-weighted assets of 8.0%. The capital categories have the same definitions for the Bank as for the Company. As of December 31, 2004, the Bank’s ratio of Tier 1 capital to total tangible risk-weighted assets was 13.09% and its ratio of total capital to total tangible risk-weighted assets was 14.20%.

The FDIC’s leverage guidelines require state banks to maintain Tier 1 capital of no less than 4.0% of average total tangible assets, except in the case of certain highly rated banks for which the requirement is 3.0% of average total assets. The Texas Banking Department has issued a policy which generally requires state chartered banks to maintain a leverage ratio (defined in accordance with federal capital guidelines) of 5.0%. As of December 31, 2004, the Bank’s ratio of Tier 1 capital to average total assets (leverage ratio) was 6.07%.

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

In addition to BIF assessments, banks insured under the BIF are required to pay a portion of the interest due on bonds that were issued by the Financing Corporation (“FICO”) to help shore up the ailing Federal Savings and Loan Insurance Corporation in 1987. With regard to the assessment for the FICO obligation, for the fourth quarter 2004, the BIF rate was .00146% of deposits.

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

Instability of Regulatory Structure

Various legislation, such as the Gramm-Leach-Bliley Act which expanded the powers of banking institutions and bank holding companies, and proposals to overhaul the bank regulatory system and limit the investments that a depository institution may make with insured funds, is from time to time introduced in Congress. Such legislation may change banking statutes and the operating environment of the Company and its banking subsidiaries in substantial and unpredictable ways. The Company cannot determine the ultimate effect that any potential legislation, if enacted, or implemented regulations with respect thereto, would have, upon the financial condition or results of operations of the Company or its subsidiaries.

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

ITEM 2. PROPERTIES

As of December 31, 2004, the Company conducted business at 58 full-service banking centers. The Company’s headquarters are located at Prosperity Bank Plaza, 4295 San Felipe, in the Galleria area in Houston, Texas. The Company owns all of the buildings in which its banking centers are located other than those listed below. The expiration dates of the leases listed below do not include renewal option periods which may be available.

Banking Center	Expiration Date of Lease
Abrams Centre	December 2008
Bellaire	October 2007
City West	January 2009
Congress	August 2014
Congress Drive-thru	April 2005
Copperfield	January 2006
Downtown	October 2012
Fairfield	May 2008
Galveston	November 2010
Gladebrook	October 2010
Medical Center	March 2008
Oak Hill	May 2005
Post Oak	June 2007
Preston Road	September 2013
River Oaks	December 2009
Riverside	July 2018
Waugh Drive	February 2011
William Canon	November 2009

The following table sets forth specific information on each of the Company’s locations:

Location	Address	Deposits at December 31, 2004
		(Dollars in thousands)
Abrams Centre	9330 LBJ Freeway Dallas, TX 75243	$35,164
Aldine	1906 Aldine Bender Houston, TX 77032	18,478
Allandale	1610 West North Loop Austin, TX 78756	13,520
Angleton	116 South Velasco Angleton, TX 77516	56,964
Bay City	1600 Seventh St. Bay City, TX 77404 (includes drive-thru located approximately ¼ mile from main office)	81,277
Beeville	100 South Washington Beeville, TX 78102	75,150
Bellaire	6800 West Loop South Suite 100 Bellaire, TX 77401	36,024
Blooming Grove	109 South Fordyce Street Blooming Grove, TX 76626	12,142
Camp Wisdom	3515 West Camp Wisdom Road Dallas, TX 75237	25,439
Cedar Hill	217 East FM 1382 Cedar Hill, TX 75104	39,996
CityWest	2500 CityWest Blvd. Houston, TX 77042	17,403
Clear Lake	100 West Medical Center Blvd. Webster, TX 77598	52,911
Cleveland	104 West Crockett Cleveland, TX 77237	107,020
Congress	900 Congress Avenue Austin, TX 78701 (includes drive-thru located approximately ¼ mile from main office)	97,704
Copperfield	8686 Highway 6 North Houston, TX 77095	11,682
Corsicana	100 South Main Street Corsicana, TX 75110	20,731

Location	Address	Deposits at December 31, 2004
		(Dollars in thousands)
Cuero	106 North Esplanade Cuero, TX 77954	$34,977
Cypress	25820 U.S. 290 Cypress, TX 77429	36,706
Dayton	106 North Main Dayton, TX 77535	59,585
Downtown	777 Walker, Suite L140 Houston, TX 77002	13,503
East Bernard	700 Church St. East Bernard, TX 77435	56,389
Edna	102 North Wells Edna, TX 77962	66,974
El Campo (Bank headquarters)	1301 North Mechanic El Campo, TX 77437	105,138
Ennis	207 South Clay Ennis, TX 75119	38,053
Fairfield	15050 Fairfield Village Square Dr. Cypress, TX 77433	7,758
Galveston	2424 Market St. Galveston, TX 77550	7,926
Gladebrook	3934 FM 1960 West, Suite 100 Houston, TX 77068	23,647
Goliad	145 North Jefferson Goliad, TX 77963	15,489
Highway 6-West	1070 Highway 6 South Houston, TX 77077	8,512
Hitchcock	8300 Highway 6 Hitchcock, TX 77563	10,049
Kiest	333 West Kiest Boulevard Dallas, TX 75224	46,123
Lakeway	1415 Ranch Road 620 South Lakeway, TX 78734	84,059
Liberty	520 Main St. Liberty, TX 77575	56,819

Location	Address	Deposits at December 31, 2004
		(Dollars in thousands)
Magnolia	18935 FM 1488 Magnolia, TX 77355	$30,697
Mathis	103 North Highway 359 Mathis, TX 78368	32,146
Medical Center	7505 South Main St., Suite 100 Houston, TX 77030	27,524
Memorial	12602 Memorial Drive Houston, TX 77024	22,503
Mont Belvieu	10305 Eagle Drive Mont Belvieu, TX 77580	13,654
Needville	13325 Highway 36 Needville, TX 77461	24,880
Oakhill	6132 Hwy 290 West Austin, TX 78735	16,587
Palacios	600 Henderson Palacios, TX 77465	24,075
Post Oak	3040 Post Oak Blvd. Suite 150 Houston, TX 77056	104,814
Preston Road	18800 Preston Road Dallas, TX 75252	15,152
Red Oak	500 North I-35 Service Road Red Oak, TX 75154	54,587
Research	8770 Research Blvd. Austin, TX 78758	9,026
River Oaks (Company headquarters)	4295 San Felipe Houston, TX 77027	143,104
Riverside	1708 South Lakeshore Blvd. Austin, TX 78741	3,528
Sweeny	206 North McKinney Sweeny, TX 77480	12,008
Tanglewood	5707 Woodway Houston, TX 77057	13,204
Turtle Creek	3802 Oak Lawn Avenue Dallas, TX 75219	23,468

Location	Address	Deposits at December 31, 2004
		(Dollars in thousands)
Victoria	2702 North Navarro Victoria, TX 77901	$58,334
Waugh Drive	55 Waugh Drive Houston, TX 77007	48,981
West Columbia	510 East Brazos West Columbia, TX 77486	48,906
Westmoreland	2415 South Westmoreland Rd. Dallas, TX 75211	61,125
Wharton	143 West Burleson Wharton, TX 77488	76,180
William Cannon	1901 William Cannon Austin, TX 78745	2,544
Winnie	146 Spur 5 Winnie, TX 77665	11,897
Woodcreek	2828 FM 1960 East Houston, TX 77073	64,839

ITEM 3. LEGAL PROCEEDINGS

Neither the Company nor the Bank is currently a party to any material legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock began trading on November 12, 1998 and is listed on the Nasdaq National Market System under the symbol “PRSP”. Prior to that date, the Common Stock was privately held and not listed on any public exchange or actively traded. As of March 1, 2005, there were 27,471,396 shares outstanding and 1,020 shareholders of record. The number of beneficial owners is unknown to the Company at this time.

The following table presents the high and low sales prices for the Common Stock reported on the Nasdaq National Market during the two years ended December 31, 2004:

2004	High	Low
Fourth Quarter	$29.53	$26.09
Third Quarter	27.75	23.23
Second Quarter	24.60	21.89
First Quarter	25.15	22.30

2003	High	Low
Fourth Quarter	$24.35	$20.75
Third Quarter	22.99	18.65
Second Quarter	19.90	16.16
First Quarter	19.84	16.30

Dividends

Holders of Common Stock are entitled to receive dividends when, as and if declared by the Company’s Board of Directors out of funds legally available therefor. While the Company has declared dividends on its Common Stock since 1994, and paid quarterly dividends aggregating $0.3075 per share in 2004 and $0.25 per share in 2003, there is no assurance that the Company will continue to pay dividends in the future.

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

The cash dividends declared per share by quarter (and paid on the first business day of the subsequent quarter) for the Company’s last two fiscal years were as follows:

	2004	2003
Fourth quarter	$0.0825	$0.0625
Third quarter	0.0750	0.0625
Second quarter	0.0750	0.0625
First quarter	0.0750	0.0625

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2004, the Company had two stock option plans, both of which were approved by the Company’s shareholders. In December 2004, the Company’s Board of Directors approved the Prosperity Bancshares, Inc. 2004 Stock Incentive Plan (“2004 Plan”), which authorizes the issuance of up to 1,250,000 shares of Common Stock, subject to shareholder approval. The Company’s shareholders approved the 2004 Plan at a special meeting of shareholders on February 23, 2005. The following table provides information as of December 31, 2004 regarding the Company’s equity compensation plans under which the Company’s equity securities are authorized for issuance, other than the 2004 Plan:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	918,409	(1)	$19.64	136,500
Equity compensation plans not approved by security holders	—		—	—

Total	918,409		$19.64	136,500

(1)	Includes (a) 14,782 shares which may be issued upon exercise of options outstanding assumed by the Company in connection with the acquisition of Paradigm Bancorporation, Inc. at a weighted average exercise price of $10.65 and (b) 31,127 shares which may be issued upon exercise of options outstanding assumed by the Company in connection with the acquisition of MainBancorp, Inc. at a weighted average exercise price of $16.26.

Issuer Purchases of Equity Securities

None.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data for, and as of the end of, each of the years in the five-year period ended December 31, 2004 are derived from and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto and the information contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The consolidated financial statements as of December 31, 2004 and 2003 and for each of the years in the three-year period ended December 31, 2004 and the report thereon of Deloitte & Touche LLP are included elsewhere in this document. The historical financial data of the Company has been restated to include the accounts and operations of Commercial Bancshares, Inc. for all periods prior to February 23, 2001. All per share data for 2002 and prior years has been restated to include the two-for-one stock split effective May 31, 2002.

	As of and for the Years Ended December 31,
	2004		2003	2002	2001		2000
	(Dollars in thousands, except per share data)
Income Statement Data:
Interest income	$111,756		$90,845	$80,742	$76,520		$70,079
Interest expense	29,789		26,346	28,101	37,410		36,751

Net interest income	81,967		64,499	52,641	39,110		33,328
Provision for credit losses	880		483	1,010	700		275

Net interest income after provision for credit losses	81,087		64,016	51,631	38,410		33,053
Noninterest income	23,071		16,966	11,594	8,635		7,796
Noninterest expense	51,707		42,021	32,349	28,715	(1)	25,616

Income before taxes	52,451		38,961	30,876	18,330	(1)	15,233
Provision for income taxes	17,744		12,413	9,555	5,372	(1)	4,532

Net income	$34,707		$26,548	$21,321	$12,958	(1)	$10,701

Per Share Data(2):
Basic earnings per share	$1.61		$1.38	$1.25	$0.80	(3)	$0.67
Diluted earnings per share	1.59		1.36	1.22	0.79	(3)	0.65
Book value per share	12.32		10.49	8.19	5.47		4.98
Cash dividends declared	0.31		.25	0.22	0.195		0.18
Dividend payout ratio	19.22%		18.29%	18.13%	24.39%		25.75%
Weighted average shares outstanding (basic) (in thousands)	21,534		19,225	17,122	16,172		16,064
Weighted average shares outstanding (diluted) (in thousands)	21,804		19,536	17,442	16,498		16,454
Shares outstanding at end of period (in thousands)	22,381		20,930	18,896	16,210		16,144

Balance Sheet Data (at period end):
Total assets	$2,697,228		$2,400,487	$1,823,286	$1,263,169		$1,146,520
Securities	1,302,792		1,376,880	950,317	752,322		586,952
Loans	1,035,513		770,053	679,559	424,400		411,203
Allowance for credit losses	13,105		10,345	9,580	5,985		5,523
Total intangibles	164,672		124,755	72,410	22,641		24,003
Total deposits	2,317,076		2,083,748	1,586,611	1,123,397		1,033,546
Borrowings and notes payable	38,174		30,936	37,939	18,080		13,931
Total shareholders’ equity	275,647		219,588	154,739	88,725		80,333
Junior subordinated debentures	47,424	(4)	59,804	34,030	27,844		12,380

Average Balance Sheet Data:
Total assets	$2,543,088		$2,006,869	$1,470,758	$1,191,783		$1,046,262
Securities	1,383,790		1,108,153	818,362	666,241		550,431
Loans	871,736		697,235	524,885	419,553		383,054
Allowance for credit losses	11,454		9,525	7,350	5,586		5,245
Total goodwill and intangibles	139,405		81,485	38,531	22,807		20,292
Total deposits	2,189,695		1,749,045	1,300,884	1,061,195		920,526
Total shareholders’ equity	243,274		170,167	114,234	85,319		72,952
Junior subordinated debentures	59,288	(5)	39,400	29,648	19,468		12,380

(Table continued on next page)

	As of and for the Years Ended December 31,
	2004	2003	2002	2001		2000
	(Dollars in thousands, except per share data)
Performance Ratios:
Return on average assets	1.36%	1.32%	1.45%	1.09	%(6)	1.02%
Return on average equity	14.27	15.60	18.66	15.19	(6)	14.67
Net interest margin	3.56	3.52	3.86	3.50		3.43
Efficiency ratio (7)	49.23	51.58	50.36	60.14	(6)	62.29

Asset Quality Ratios (8):
Nonperforming assets to total loans and other real estate	0.17%	0.13%	0.38%	0.00%		0.32%
Net loan charge-offs (recoveries) to average loans	0.06	0.23	0.08	0.06		(0.04)
Allowance for credit losses to total loans	1.27	1.34	1.41	1.41		1.34
Allowance for credit losses to nonperforming loans (9)	949.6	1,519.1	408.53	n/m	(10)	700.89

Capital Ratios(8):
Leverage ratio	6.30%	7.10%	6.56%	7.57%		6.17%
Average shareholders’ equity to average total assets	9.57	8.48	7.77	7.16		6.98
Tier 1 risk-based capital ratio	13.56	15.82	14.10	18.34		13.80
Total risk-based capital ratio	14.67	16.90	15.30	19.52		14.93

(1)	Certain income statement data for the year ended December 31, 2001 includes merger-related expenses of $2.4 million, net of tax, incurred in connection with the Commercial merger.
(2)	Adjusted for a two-for one stock split effective May 31, 2002.
(3)	Earnings per share amounts for the year ended December 31, 2001 include the merger-related expenses of $2.4 million.
(4)	Consists of $15.5 million of junior subordinated debentures of Prosperity Statutory Trust II due July 31, 2031, $6.2 million of junior subordinated debentures of Paradigm Capital Trust II due February 20, 2031, $12.9 million of junior subordinated debentures of Prosperity Statutory Trust III due September 17, 2033 and $12.9 million of junior subordinated debentures of Prosperity Statutory Trust IV due December 30, 2033.
(5)	Consists of $12.4 million of junior subordinated debentures of Prosperity Capital Trust I due November 12, 2029 (fully redeemed on December 31, 2004), $15.5 million of junior subordinated debentures of Prosperity Statutory Trust II due July 31, 2031, $6.2 million of junior subordinated debentures of Paradigm Capital Trust II due February 20, 2031, $12.9 million of junior subordinated debentures of Prosperity Statutory Trust III due September 17, 2033 and $12.9 million of junior subordinated debentures of Prosperity Statutory Trust IV due December 30, 2033.
(6)	Selected performance ratios for the year ended December 31, 2001 include the merger-related expenses of $2.4 million.
(7)	Calculated by dividing total noninterest expense, excluding securities losses and credit loss provisions, by net interest income plus noninterest income, excluding securities gains. Additionally, taxes are not part of this calculation.
(8)	At period end, except for net loan charge-offs to average loans and average shareholders’ equity to average total assets, which is for periods ended at such dates.
(9)	Nonperforming loans consist of nonaccrual loans, loans contractually past due 90 days or more, restructured loans and any other loan management deems to be nonperforming.
(10)	Amount not meaningful. Nonperforming assets totaled $1,000 at December 31, 2001.

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

For the Years Ended December 31, 2004, 2003 and 2002

Overview

The Company generates the majority of its revenues from interest income on loans, service charges on customer accounts and income from investment in securities. The revenues are offset by interest expense paid on deposits and other borrowings and non-interest expenses such as administrative and occupancy expenses. Net interest income is the difference between interest income on earning assets such as loans and securities and interest expense on liabilities such as deposits and borrowings which are used to fund those assets. Interest income is the Company’s largest source of revenue, representing 60.8% of total revenue during 2004. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and margin. The Company has recognized increased net interest income due primarily to an increase in the volume of interest-earning assets.

Three principal components of the Company’s growth strategy are internal growth, stringent cost control practices and strategic merger transactions. The Company focuses on continual internal growth. Each Banking Center is operated as a separate profit center, maintaining separate data with respect to its net interest income, efficiency ratio, deposit growth, loan growth and overall profitability. Banking Center Presidents and Managers are accountable for performance in these areas and compensated accordingly. The Company also focuses on maintaining stringent cost control practices and policies. The Company has invested significantly in the infrastructure required to centralize many of its critical operations, such as data processing and loan application processing. Management believes that this centralized infrastructure can accommodate substantial additional growth while enabling the Company to minimize operational costs through certain economies of scale. The Company also intends to continue to seek expansion opportunities. During 2003, eleven banking centers were acquired in the Dallas/Fort Worth area. The acquisitions of Abrams and Dallas Bancshares were completed in May and June 2003, respectively, adding three banking centers in Dallas. The mergers with MainBancorp and FSBNT were completed in November and December 2003, respectively, adding an additional eight banking centers in Dallas. As a part of these acquisitions, two of the acquired banking centers were combined into existing banking centers nearby bringing the total to nine banking centers added in 2003. During 2004, seven banking centers were acquired in the Austin, Texas area. The acquisitions of both Liberty Bancshares, Inc. and Village Bank and Trust, s.s.b. were completed on August 1, 2004.

Net income was $34.7 million, $26.6 million and $21.3 million for the years ended December 31, 2004, 2003 and 2002, respectively, and diluted earnings per share were $1.59, $1.36 and $1.22, respectively, for these same periods. Earnings growth during both 2004 and 2003 resulted principally from an increase in loan volume and acquisitions, including the Abrams, Dallas Bancshares, Mainbancorp, FSBNT, Liberty and Village acquisitions. Earnings growth during both 2003 and 2002 also resulted principally from an increase in loan volume and acquisitions, including the Abrams, Dallas Bancshares, Mainbancorp, FBNT, Texas Guaranty, First State, Paradigm, FNB and Southwest acquisitions. The Company posted returns on average assets of 1.36%, 1.32% and 1.45% and returns on average equity of 14.27%, 15.60% and 18.66% for the years ended December 31, 2004, 2003 and 2002, respectively. The Company’s efficiency ratio was 49.23% in 2004, 51.58% in 2003 and 50.36% in 2002.

Total assets at December 31, 2004, 2003 and 2002 were $2.697 billion, $2.400 billion and $1.823 billion, respectively. Total deposits at December 31, 2004, 2003 and 2002 were $2.317 billion, $2.084 billion, and $1.587 billion, respectively, with deposit growth in each period resulting from acquisitions and internal growth. Total loans were $1.036 billion at December 31, 2004, an increase of $265.5 million or 34.5% from $770.1 million at the end of 2003. Total loans were $679.6 million at year-end 2002. At December 31, 2004, the Company had $1.4 million in nonperforming loans and its allowance for credit losses was $13.1 million. Shareholders’ equity was $275.6 million, $219.6 million and $154.7 million at December 31, 2004, 2003 and 2002, respectively.

On May 31, 2002, the Company effected a two-for-one stock split in the form of a 100 percent stock dividend to shareholders of record on May 20, 2002. The Company issued approximately 8.1 million shares in connection with the split. All per share and share information for 2002 and prior periods has been restated to reflect this split.

Critical Accounting Policies

The Company’s accounting policies are integral to understanding the results reported. The Company’s accounting policies are described in detail in Note 1 to the consolidated financial statements. The Company believes that of its significant accounting policies, the allowance for credit losses may involve a higher degree of judgment and complexity:

Allowance for Credit Losses – The allowance for credit losses is a reserve established through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses which it believes is adequate for estimated losses in the Company’s loan portfolio. Based on an evaluation of the loan portfolio, management presents a monthly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. In making its evaluation, management considers factors such as historical loan loss experience, industry diversification of the Company’s commercial loan portfolio, the amount of nonperforming assets and related collateral, the volume, growth and composition of the Company’s loan portfolio, current economic changes that may affect the borrower’s ability to pay and the value of collateral, the evaluation of the Company’s loan portfolio through its internal loan review process and other relevant factors. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. Charge-offs occur when loans are deemed to be uncollectible. The allowance for credit losses includes allowance allocations calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS 118, and allowance allocations determined in accordance with SFAS No. 5, “Accounting for Contingencies.”

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

The Company adopted FIN 46R, “Consolidation of Variable Interest Entities” on January 1, 2004. FIN 46R requires that Prosperity Capital Trust I, Prosperity Statutory Trust II, Prosperity Statutory Trust III, Prosperity Statutory Trust IV and Paradigm Capital Trust II be deconsolidated from the consolidated financial statements. After adoption, the trust preferred securities issued by each of the foregoing trusts are no longer shown in the consolidated financial statements. Instead, the junior subordinated debentures issued by the Company to each of these trusts are shown as liabilities in the consolidated balance sheets and interest expense associated with such junior subordinated debentures is shown as interest expense in the consolidated statements of income. The dividend expense associated with the trust preferred securities for the years ended December 31, 2001, 2002 and 2003 was previously shown as noninterest expense. Prior period data has been restated to reflect the adoption of FIN 46R.

2004 versus 2003. Net interest income before the provision for credit losses for the year ended December 31, 2004 was $82.0 million compared with $64.5 million for the year ended December 31, 2003, an increase of $17.5 million or 27.1%. The improvement in net interest income for 2004 was principally due to an increase in average interest-earning assets to $2.302 billion at December 31, 2004 from $1.830 billion at December 31 2003, an increase of $471.3 million or 25.8%. The improvement in net interest income for 2004 was also partially due to a decrease in the rate paid on interest-bearing liabilities that was greater than the decrease in the yield on earning-assets. Total cost of interest-bearing liabilities decreased 15 basis points from 1.79% for the year ended December 31, 2003 to 1.64% for the year ended December 31, 2004 while total yield on interest-earning assets decreased only 10 basis points from 4.96% at December 31, 2003 to 4.86% at December 31, 2004. At December 31, 2004, period end demand deposits represent an important component of funding sources and averaged 22.4% of total period end deposits in 2004 compared with 22.4% in 2003.

Net interest margin (not on a tax equivalent basis), defined as net interest income divided by average interest-earning assets, for 2004 was 3.56% up four basis points from 3.52% in 2003. The increase in the net interest margin is attributable to an increase in interest earning assets.

2003 versus 2002. Net interest income before provision for credit losses for the year ended December 31, 2003 was $64.5 million compared with $52.6 million for the year ended December 31, 2002, an increase of $11.9 million or 22.5%. The improvement in net interest income for 2003 was principally due to an increase in average interest-earning assets. Average interest-earning assets increased $466.2 million from $1.364 billion for the year ended December 31, 2002 to $1.830 billion for the year ended December 31, 2003. Total cost of interest-bearing liabilities decreased 73 basis points from 2.52% for the year ended December 31, 2002 to 1.79% for the year ended December 31, 2003. Total yield on interest-earning assets decreased 96 basis points from 5.92% for the year ended December 31, 2002 to 4.96% for the year ended December 31, 2003. The net interest margin (not on a tax equivalent basis) decreased 34 basis points to 3.52% for the year ended December 31, 2003 from 3.86% for the year ended December 31, 2002 due to the yield on earning assets decreasing at a greater rate than the decrease in the cost of interest bearing liabilities.

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

	Years Ended December 31,
	2004			2003			2002
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans.	$871,736	$55,779	6.40%	$697,235	$46,686	6.70%	$524,885	$38,330	7.30%
Securities (1)	1,383,790	55,241	3.99	1,108,153	43,911	3.96	818,362	42,104	5.14
Federal funds sold and other temporary investments	46,121	736	1.60	24,976	248	0.99	20,956	308	1.47

Total interest-earning assets	2,301,647	111,756	4.86%	1,830,364	90,845	4.96%	1,364,203	80,742	5.92%

Less allowance for credit losses	(11,454)			(9,525)			(7,350)

Total interest-earning assets, net of allowance	2,290,193			1,820,839			1,356,853
Noninterest-earning assets	252,895			186,030			113,905

Total assets	$2,543,088			$2,006,869			$1,470,758

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$485,557	$5,027	1.04%	$371,801	$4,187	1.13%	$249,045	$3,162	1.27%
Savings and money market accounts.	495,330	4,002	0.81	406,333	3,502	0.86	315,717	5,219	1.65
Certificates of deposit.	735,095	15,557	2.12	616,353	14,944	2.42	505,796	16,595	3.28
Junior subordinated debentures	59,288	4,046	6.82	39,400	2,630	6.68	29,648	2,170	7.32
Federal funds purchased and other borrowings.	40,119	1,157	2.88	38,824	1,083	2.79	16,435	955	5.81

Total interest-bearing liabilities	1,815,389	29,789	1.64%	1,472,711	26,346	1.79%	1,116,641	28,101	2.52%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	473,713			354,558			230,326
Other liabilities.	10,712			9,433			9,557

Total liabilities.	2,299,814			1,836,702			1,356,524

Shareholders’ equity	243,274			170,167			114,234

Total liabilities and shareholders’ equity	$2,543,088			$2,006,869			$1,470,758

Net interest rate spread			3.21%			3.17%			3.40%
Net interest income and margin (2)		$81,967	3.56%		$64,499	3.52%		$52,641	3.86%

Net interest income and margin (tax-equivalent basis) (3)		$83,631	3.63%		$66,612	3.64%		$54,564	4.00%

(1)	Yield is based on amortized cost and does not include any component of unrealized gains or losses.
(2)	The net interest margin is equal to net interest income divided by average interest-earning assets.
(3)	In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35% for the years ended December 31, 2004, 2003 and 2002 and other applicable effective tax rates.

The following table presents information regarding the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase (decrease) related to higher outstanding balances and the changes in interest rates. For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated to rate.

	Years Ended December 31,
	2004 vs. 2003			2003 vs. 2002
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$11,684	$(2,591)	$9,093	$12,586	$(4,230)	$8,356
Securities	10,922	408	11,330	14,909	(13,102)	1,807
Federal funds sold and other temporary investments	210	278	488	59	(119)	(60)

Total increase (decrease) in interest income	22,816	(1,905)	20,911	27,554	(17,451)	10,103

Interest-bearing liabilities:
Interest-bearing demand deposits	1,281	(441)	840	1,559	(534)	1,025
Savings and money market accounts.	767	(267)	500	1,498	(3,215)	(1,717)
Certificates of deposit.	2,879	(2,266)	613	3,627	(5,278)	(1,651)
Junior subordinated debentures	1,328	88	1,416	714	(254)	460
Federal funds purchased and other borrowings.	36	38	74	1,301	(1,173)	128

Total increase (decrease) in interest expense	6,291	(2,848)	3,443	8,699	(10,454)	(1,755)

Increase (decrease) in net interest income	$16,525	$943	$17,468	$18,855	$(6,997)	$11,858

Provision for Credit Losses

The Company’s provision for credit losses is established through charges to income in the form of the provision in order to bring the Company’s allowance for credit losses to a level deemed appropriate by management based on the factors discussed under “Financial Condition—Allowance for Credit Losses”. The allowance for credit losses at December 31, 2004 was $13.1 million, representing 1.27% of outstanding loans. The provision for credit losses for the year ended December 31, 2004 was $880,000 compared with $483,000 for the year ended December 31, 2003. In 2004, an additional $400,000 provision for credit losses was made in anticipation of increased charge-offs related to loans acquired in merger transactions that year. Total net charge-offs for the year ended December 31, 2004 were $485,000 compared with $1.6 million in net charge-offs for the year ended December 31, 2003. The provision for credit losses for the year ended December 31, 2003 was $483,000 compared with $1.0 million for the year ended December 31, 2002. In 2002, an additional $500,000 provision for credit loss was made in anticipation of increased charge-offs related to loans acquired through acquisitions that year. The increased charge-offs were made in 2003, with net charge-offs of $1.6 million compared with $396,000 in net charge-offs for the year ended December 31, 2002.

Noninterest Income

The Company’s primary sources of recurring noninterest income are service charges on deposit accounts and other banking service related fees. Non-interest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method. Banking related service fees include check cashing fees, official check fees, safe deposit box rent and currency handling fees. For the year ended December 31, 2004, noninterest income totaled $23.1 million, an increase of $6.1 million or 36.0% compared with $17.0 million in 2003. The increase was primarily due to an increase in insufficient funds charges and customer service charges which resulted from an increase in the number of accounts due to the MainBancorp and FSBNT acquisitions in the fourth quarter of 2003 and the Liberty and Village acquisitions completed in August 2004. The two acquisitions in late 2003 and the two acquisitions in 2004 added approximately 33,500 deposit accounts and over 5,000 debit cards. Noninterest income for 2003 was $17.0 million, an increase of $5.4 million or 46.3% compared with $11.6 million in 2002, resulting largely from an increase in service charges due to the additional deposit accounts from the Abrams and Dallas Bancshares in 2003 and the Paradigm, FNB and Southwest acquisitions in the third and fourth quarters of 2002.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Years Ended December 31,
	2004		2003	2002
	(Dollars in thousands)
Service charges on deposit accounts.	$20,215		$14,236	$9,764
Banking related service fees	1,002		780	527
Trust and investment income	214		502	444
Gains on sales of assets, net	389	(1)	379	39
Gain on sale of securities	78		—	—
Other noninterest income	1,173		1,069	820

Total noninterest income	$23,071		$16,966	$11,594

(1)	Includes gains on the sale of TIB-The Independent BankersBank stock acquired in various acquisitions and a gain on the sale of real property acquired in the Paradigm acquisition.

Noninterest Expense

For the year ended December 31, 2004, noninterest expense totaled $51.7 million, an increase of $9.7 million or 23.1% compared with $42.0 million for the same period in 2003. This increase is principally due to increases in salaries and employee benefits, net occupancy and depreciation costs, core deposit intangibles amortization and other expenses which includes advertising expense. For the year ended December 31, 2003, noninterest expense totaled $42.0 million, an increase of $9.7 million or 29.9% over $32.3 million for the same period in 2002. The increase is primarily attributable to the additional general operating costs associated wit the acquisitions made in 2002. These items and other changes in the various components of noninterest expense are discussed in more detail below.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Years Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Salaries and employee benefits (1)	$27,860	$22,422	$16,379
Non-staff expenses:
Net occupancy expense	4,814	4,492	3,439
Depreciation expense	2,843	2,535	1,830
Data processing	2,036	2,128	2,131
Regulatory assessments and FDIC insurance	524	427	367
Ad valorem and franchise taxes	1,154	851	676
Core deposit intangibles amortization	1,781	818	192
Communications expense (2)	2,929	2,528	1,926
Other	7,766	5,820	5,409

Total noninterest expense	$51,707	$42,021	$32,349

(1)	Salaries and employee benefits expense includes $141,000 and $26,000 in 2004 and 2003, respectively, in compensation related to the granting of stock options.
(2)	Communications expense includes telephone, data circuits, postage and courier expenses.

Salaries and Employee Benefits. Salaries and employee benefits increased $5.4 million from $22.4 million at December 31, 2003 to $27.9 million at December 31, 2004 primarily due to increased staff associated with the MainBancorp and FSBNT acquisitions in fourth quarter 2003 and the Village and Liberty acquisitions in 2004. The increase is also partially attributable to annual merit increases. The number of associates employed by the Company increased from 629 at December 31, 2003 to 653 at December 31, 2004. In accordance with the Company’s adoption of SFAS 123, salaries and employee benefits expense for the year ended December 31, 2004 includes $141,000 in compensation expense related to the granting of stock options compared with $26,000 for the year ended December 31, 2003. Salaries and employee benefits increased $6.0 million from $16.4 million at December 31, 2002 to $22.4 million at December 31, 2003 primarily due to increased staff associated with the Abrams and Dallas Bancshares acquisitions in 2003 and the Texas Guaranty, Paradigm, First State, FNB and Southwest acquisitions in 2002.

Net Occupancy and Depreciation Expenses. Net occupancy expense increased $322,000 or 7.2% to $4.8 million for the year ended December 31, 2004 compared with $4.5 million for the year ended December 31, 2003. Depreciation expense increased $308,000 from $2.5 million to $2.8 million for the same periods. Both increases are attributable to the addition of seven banking centers associated with the acquisitions made in 2004 and an additional 6 banking centers associated with the FSBNT and MainBancorp acquisitions in fourth quarter 2003. Net occupancy expense increased $1.1 million or 30.6% to $4.5 million for the year ended December 31, 2003 compared with $3.4 million for the year ended December 31, 2002. Depreciation expense increased $705,000 from $1.8 million to $2.5 million for the same periods. Both increases are attributable to the addition of nine banking centers acquired in 2003.

Communications Expense. Communications expense includes telephone, data circuits, postage and courier expenses. Communications expense was $2.9 million for the year ended December 31, 2004 compared with $2.5 million for the same period in 2003, an increase of $401,000 or 15.9%. The increase is attributable to the addition of seven banking centers in Austin, Texas in 2004 and an additional 6 banking centers associated with the FSBNT and MainBancorp acquisitions in fourth quarter 2003. Communications expense increased $602,000 or 31.3% from $1.9 million for the year December 31, 2002 to $2.5 million for the same period in 2003. The increase is associated with the addition of nine banking centers acquired in 2003.

Core Deposit Intangibles Amortization. Core deposit intangibles amortization was $1.8 million for the year ended December 31, 2004 compared with $818,000 for the same period in 2003, an increase of $963,000 or 117.7%. The increase is attributable to the addition of $4.7 million in core deposit intangible assets related to the MainBancorp and FSBNT acquisitions in the fourth quarter of 2003 and the Liberty and Village acquisitions completed in August 2004. Core deposit intangibles are being amortized on an accelerated basis over an eight year life. Core deposit intangibles amortization increased $626,000 or 326.0% from $192,000 for the year December 31, 2002 to $818,000 for the same period in 2003. The increase is associated with the addition of $2.6 million in core deposit intangible assets related to the acquisitions made in 2003.

Other Noninterest Expense. Other operating expenses of $7.8 million for the year ended December 31, 2004 represented an increase of $1.9 million or 33.4% compared with $5.8 million in 2003. The increase is primarily attributable to increased advertising costs and the additional general operating costs associated with the acquisition of seven banking centers in 2004 and the MainBancorp and FSBNT acquisitions in the fourth quarter 2003. Other operating expenses increased $411,000 or 7.6% from $5.4 million at December 31, 2002 to $5.8 million for the year ended December 31, 2003. The increase is attributable to additional operating expenses related to the acquisitions made in 2003.

Efficiency Ratio. The efficiency ratio is a supplemental financial measure utilized in management’s internal evaluation of the Company and is not defined under generally accepted accounting principles. The efficiency ratio is calculated by dividing total noninterest expense, excluding securities losses and credit loss provisions, by net interest income plus noninterest income, excluding securities gains. Taxes are not part of this calculation. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources. The Company’s efficiency ratio was 49.23% at December 31, 2004, a decrease from 51.58% at December 31, 2003. The decrease reflects the Company’s continued success in controlling operating expenses and the cost savings achieved with the acquisitions made in 2004. The Company’s efficiency ratio was 50.36% at December 31, 2002.

Income Taxes

The amount of federal income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of nondeductible interest expense and the amount of other nondeductible expenses. For the year ended December 31, 2004, income tax expense was $17.7 million compared with $12.4 million for the year ended December 31, 2003 and $9.6 million for the year ended December 31, 2002. The increases were primarily attributable to higher pretax net earnings which resulted from an increase in net interest income for the year ended December 31, 2004 when compared to the same period in 2003 and 2002. The effective tax rate in the years ended December 31, 2004, 2003 and 2002 was 33.8%, 31.9% and 30.9%, respectively. The effective income tax rates differed from the U.S. statutory rate of 35% during the comparable periods primarily due to the effect of tax-exempt income from loans and securities.

Impact of Inflation

The Company’s consolidated financial statements and related notes included in this annual report on Form 10-K have been prepared in accordance with generally accepted accounting principles. These require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation.

Unlike many industrial companies, substantially all of the Company’s assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on the Company’s performance than the effects of general levels of inflation. Interest rates may not necessarily move in the same direction or in the same magnitude as the prices of goods and services. However, other expenses do reflect general levels of inflation.

Financial Condition

Loan Portfolio

At December 31, 2004, total loans were $1.036 billion, an increase of $265.5 million or 34.5% from $770.1 million at December 31, 2003. The growth in loans is primarily attributable to the combined effect of internal growth and the Liberty and Village acquisitions. At December 31, 2004, total loans at the banking centers acquired in 2004 totaled $189.0 million. At December 31, 2004, total loans were 44.7% of deposits and 38.4% of total assets. At December 31, 2003, total loans were 37.0% of deposits and 32.1% of total assets. Loans increased 13.3% during 2003 from $679.6 million at December 31, 2002 to $770.1 million at December 31, 2003. The growth in loans is primarily attributable to internal growth and the 2003 acquisitions.

The following table summarizes the Company’s loan portfolio by type of loan as of the dates indicated:

	December 31,
	2004		2003		2002		2001		2000
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$144,432	13.9%	$93,989	12.2%	$93,797	13.8%	$46,986	11.1%	$46,529	11.3%
Real estate:
Construction and land development	109,591	10.6	36,470	4.7	52,377	7.7	20,963	4.9	20,128	4.9
1-4 family residential	260,453	25.2	237,055	30.8	206,586	30.4	175,253	41.3	175,525	42.7
Home equity	34,453	3.3	27,943	3.6	23,249	3.4	20,541	4.8	16,762	4.1
Commercial mortgages	369,151	35.6	260,882	33.9	183,970	27.1	78,446	18.5	75,896	18.5
Farmland	22,240	2.1	15,247	2.0	11,887	1.7	10,686	2.5	12,218	3.0
Multifamily residential	18,187	1.9	20,679	2.7	15,502	2.3	9,694	2.3	2,961	0.7
Agriculture	21,906	2.1	20,693	2.7	24,683	3.6	15,757	3.7	13,251	3.2
Other	2,246	0.2	2,274	0.3	3,020	0.4	953	0.2	2,563	0.6
Consumer (net of unearned discount)	52,854	5.1	54,821	7.1	64,488	9.6	45,121	10.7	45,370	11.0

Total loans	$1,035,513	100.0%	$770,053	100.0%	$679,559	100.0%	$424,400	100.0%	$411,203	100.0%

The Company is focused on growing its commercial mortgage and commercial loan portfolios. The Company’s commercial mortgages grew from $260.9 million at December 31, 2003 to $369.1 million at December 31, 2004, an increase of $108.3 million or 41.5%. The Company’s commercial and industrial loans grew from $94.0 million at December 31, 2003 to $144.4 million at December 31, 2004, an increase of $50.4 million or 53.7%. The Company offers a variety of commercial lending products including term loans and lines of credit. The Company also offers a broad range of short to medium-term commercial loans, primarily collateralized, to businesses for working capital (including inventory and receivables), business expansion (including acquisitions of real estate and improvements) and the purchase of equipment and machinery. Historically, the Company has originated loans for its own account and has not securitized its loans. The purpose of a particular loan generally determines its structure. All loans in the 1-4 family residential category were originated by the Company.

All loans above $1.5 million are evaluated and acted upon by an officers’ loan committee, which meets weekly. In addition to an officers’ loan committee evaluation, loans from $5.0 million to $10.0 million are evaluated and acted upon by the Directors Loan Committee, which consists of three directors and meets as necessary and loans over $10.0 million must be evaluated and acted upon by the full board of directors which meets monthly.

Commercial Loans. In nearly all cases, the Company’s commercial loans are made in the Company’s market areas and are underwritten on the basis of the borrower’s ability to service the debt from income. As a general practice, the Company takes as collateral a lien on any available real estate, equipment or other assets owned by the borrower and obtains a personal guaranty of the borrower or principal. Working capital loans are primarily collateralized by short-term assets whereas term loans are primarily collateralized by long-term assets. In general, commercial loans involve more credit risk than residential mortgage loans and commercial mortgage loans and, therefore, usually yield a higher return. The increased risk in commercial loans is due to the type of collateral securing these loans. The increased risk also derives from the expectation that commercial loans generally will be serviced principally from the operations of the business, and those operations may not be successful. Historical trends have shown these types of loans to have higher delinquencies than mortgage loans. As a result of these additional complexities, variables and risks, commercial loans require more thorough underwriting and servicing than other types of loans.

Commercial Mortgages. The Company makes commercial mortgage loans collateralized by real estate to finance the purchase of real estate. The Company’s commercial mortgage loans are collateralized by first liens on real estate, typically have variable interest rates and amortize over a ten to 15 year period. Payments on loans collateralized by such properties are often dependent on the successful operation or management of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than other types of loans. The Company seeks to minimize these risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition in connection with underwriting these loans. The underwriting analysis also includes credit verification, appraisals and a review of the financial condition of the borrower.

1-4 Family Residential Loans. A significant portion of the Company’s lending activity has consisted of the origination of 1-4 family residential mortgage loans collateralized by owner-occupied properties located in the Company’s market areas. The Company offers a variety of mortgage loan products which generally are amortized over five to 25 years. Loans collateralized by 1-4 family residential real estate generally have been originated in amounts of no more than 90% of appraised value or have mortgage insurance. The Company requires mortgage title insurance and hazard insurance. The Company has elected to keep all 1-4 family residential loans for its own account rather than selling such loans into the secondary market. By doing so, the Company is able to realize a higher yield on these loans; however, the Company also incurs interest rate risk as well as the risks associated with nonpayments on such loans.

Construction Loans. The Company makes loans to finance the construction of residential and, to a limited extent, nonresidential properties. Construction loans generally are collateralized by first liens on real estate and have floating interest rates. The Company conducts periodic inspections, either directly or through an agent, prior to approval of periodic draws on these loans. Underwriting guidelines similar to those described above are also used in the Company’s construction lending activities. Construction loans involve additional risks attributable to the fact that loan funds are advanced upon the security of a project under construction, and the project is of uncertain value prior to its completion. Because of uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation on real property, it can be difficult to accurately evaluate the total funds required to complete a project and the related loan to value ratio. As a result of these uncertainties, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If the Company is forced to foreclose on a project prior to completion, there is no assurance that the Company will be able to recover all of the unpaid portion of the loan. In addition, the Company may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time. While the Company has underwriting procedures designed to identify what it believes to be acceptable levels of risks in construction lending, no assurance can be given that these procedures will prevent losses from the risks described above.

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

Consumer Loans. Consumer loans made by the Company include direct “A”-credit automobile loans, recreational vehicle loans, boat loans, home improvement loans, home equity loans, personal loans (collateralized and uncollateralized) and deposit account collateralized loans. The terms of these loans typically range from 12 to 120 months and vary based upon the nature of collateral and size of loan. Consumer loans entail greater risk than do residential mortgage loans, particularly in the case of consumer loans that are unsecured or collateralized by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan balance. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws may limit the amount which can be recovered on such loans.

The contractual maturity ranges of the commercial and industrial and construction and land development portfolios and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of December 31, 2004 are summarized in the following table:

	December 31, 2004
	One Year or Less	After One Through Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial and industrial	$72,934	$55,947	$15,551	$144,432
Construction and land development	84,235	19,766	5,590	109,591

Total	$157,169	$75,713	$21,141	$254,023

Loans with a predetermined interest rate	$39,873	$23,736	$4,351	$67,960
Loans with a floating interest rate	117,296	51,977	16,790	186,063

Total	$157,169	$75,713	$21,141	$254,023

Nonperforming Assets

The Company has several procedures in place to assist it in maintaining the overall quality of its loan portfolio. The Company has established underwriting guidelines to be followed by its officers and the Company also monitors its delinquency levels for any negative or adverse trends. There can be no assurance, however, that the Company’s loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general economic conditions.

The Company requires appraisals on loans collateralized by real estate. With respect to potential problem loans, an evaluation of the borrower’s overall financial condition is made to determine the need, if any, for possible write-downs or appropriate additions to the allowance for credit losses.

The Company generally places a loan on nonaccrual status and ceases accruing interest when the payment of principal or interest is delinquent for 90 days, or earlier in some cases, unless the loan is in the process of collection and the underlying collateral fully supports the carrying value of the loan. The Company generally charges off such loans before attaining nonaccrual status.

The Company’s conservative lending approach has resulted in strong asset quality. The Company had $1.7 million in nonperforming assets at December 31, 2004 compared with $927,000 at December 31, 2003 and $2.6 million at December 31, 2002. Interest foregone on nonaccrual loans for the years ended December 31, 2004 and 2003 was $54,000 and $38,000, respectively.

The following table presents information regarding past due loans and nonperforming assets at the dates indicated:

	December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Nonaccrual loans	$297	$2	$1,125	$1	$10
Restructured loans	—	—	—	—	—
Other nonperforming loans	—	—	1,100	—	—
Accruing loans 90 or more days past due	1,083	679	120	—	778

Total nonperforming loans	1,380	681	2,345	1	788
Other real estate	341	246	219	—	545

Total nonperforming assets	$1,721	$927	$2,564	$1	$1,333

Nonperforming assets to total loans and other real estate	0.17%	0.13%	0.38%	0.00%	0.32%

Allowance for Credit Losses

The following table presents, for the periods indicated, an analysis of the allowance for credit losses and other related data:

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Average loans outstanding	$871,736	$697,235	$524,885	$419,553	$383,054

Gross loans outstanding at end of period	$1,035,513	$770,053	$679,559	$424,400	$411,203

Allowance for credit losses at beginning of period	$10,345	$9,580	$5,985	$5,523	$5,031
Balance acquired with the Liberty and Village acquisitions in 2004, Abrams, Dallas Bancshares, MainBancorp and FSBNT acquisitions in 2003, Texas Guaranty, First State, Paradigm, FNB and Southwest acquisitions in 2002 and the Compass acquisition in 2000, respectively	2,365	1,900	2,981	—	46
Provision for credit losses	880	483	1,010	700	275
Charge-offs:
Commercial and industrial	(139)	(810)	(356)	(180)	(116)
Real estate and agriculture	(613)	(960)	(231)	(175)	(38)
Consumer	(198)	(471)	(180)	(74)	(63)
Recoveries:
Commercial and industrial	239	159	111	15	43
Real estate and agriculture	65	198	175	121	263
Consumer	161	266	85	55	82

Net (charge-offs) recoveries	(485)	(1,618)	(396)	(238)	171

Allowance for credit losses at end of period	$13,105	$10,345	$9580	$5,985	$5,523

Ratio of allowance to end of period loans	1.27%	1.34%	1.41%	1.41%	1.34%
Ratio of net charge-offs (recoveries) to average loans	0.06	0.23	0.08	0.06	(0.04)
Ratio of allowance to end of period nonperforming loans	949.6	1,519.1	408.5	n/m (1)	700.89

(1)	Amount not meaningful. Nonperforming loans totaled $1,000 at December 31, 2001.

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

In order to determine the adequacy of the allowance for credit losses, management considers the risk classification or delinquency status of loans and other factors, such as collateral value, portfolio composition, trends in economic conditions and the financial strength of borrowers. Management actively monitors the Company’s asset quality and establishes specific allowances for loans which management believes require reserves greater than those allocated according to their classification or delinquent status. An unallocated allowance is also established based on the Company’s historical charge-off experience and existing general economic and business conditions affecting the key lending areas of the Company, credit quality trends, collateral values, loan volume and concentrations and seasoning of the loan portfolio. The Company then charges to operations a provision for credit losses to maintain the allowance for credit losses at an adequate level determined by the foregoing methodology.

Federal and state bank regulators also require that a bank maintain a reserve that is sufficient to absorb an estimated amount of unidentified potential losses based on management’s perception of economic conditions, loan portfolio growth, historical charge-off experience and exposure concentrations. Management, along with a number of economists, has perceived during the past year an increasing instability in the national and Southeast Texas economies and a worldwide economic slowdown that could contribute to job losses and otherwise adversely affect a broad variety of business sectors. In addition, as the Company has grown, its aggregate loan portfolio has increased and since the Company has made a decision to diversify its loan portfolio into areas other than 1-4 family residential mortgage loans, the risk profile of the Company’s loans has increased. By virtue of its increased capital levels, the Company is able to make larger loans, thereby increasing the possibility that one uncollectible loan would have a more severe adverse impact.

At December 31, 2004, the allowance for credit losses totaled $13.1 million, or 1.27% of total loans. At December 31, 2003, the allowance aggregated $10.4 million or 1.34% of total loans and at December 31, 2002, the allowance was $9.6 million, or 1.41% of total loans.

The following tables describe the allocation of the allowance for credit losses among various categories of loans and certain other information as of the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of loans.

	December 31,
	2004		2003
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars in thousands)
Balance of allowance for credit losses applicable to:
Commercial and industrial	$274	13.9%	$253	12.2%
Real estate	503	78.7	957	77.7
Agriculture	12	2.1	35	2.7
Consumer and other	26	5.3	34	7.4
Unallocated	12,290	—	9,066	—

Total allowance for credit losses	$13,105	100.0%	$10,345	100.0%

	December 31,
	2002		2001		2000
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars in thousands)
Balance of allowance for credit losses applicable to:
Commercial and industrial	$559	13.8%	$357	11.1%	$625	11.3%
Real estate	397	72.6	553	74.3	116	73.9
Agriculture	42	3.6	11	3.7	17	3.2
Consumer and other	71	10.0	10	10.9	28	11.6
Unallocated	8,781	—	5,054	—	4,737	—

Total allowance for credit losses	$9,850	100.0%	$5,985	100.0%	$5,523	100.0%

The Company believes that the allowance for credit losses at December 31, 2004 is adequate to cover losses inherent in the portfolio as of such date. There can be no assurance, however, that the Company will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at December 31, 2004.

Securities

The Company uses its securities portfolio as a source of income, as a source of liquidity for cash requirements and to manage interest rate risk. At December 31, 2004, investment securities totaled $1.30 billion, a decrease of $74.1 million or 5.4% from $1.38 million at December 31, 2003. The decrease in securities is primarily the result of the Company utilizing cash flow from the portfolio to fund loan growth. Securities increased to $1.38 billion at December 31, 2003 from $950.3 million at December 31, 2002, an increase of $426.7 million or 44.9%. The Company acquired $102.1 million in securities from the Abrams, Dallas Bancshares, MainBancorp and FSNBT acquisitions in 2003. At December 31, 2004, securities represented 48.3% of total assets compared with 57.4% of total assets at December 31, 2003.

The following table summarizes the amortized cost of securities as of the dates shown (available-for-sale securities are not adjusted for unrealized gains or losses).

	December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies.	$30,726	$48,762	$97,098	$143,397	$334,562
70% non-taxable preferred stock	24,000	44,015	44,029	24,058	19,085
States and political subdivisions	37,698	45,738	50,994	43,503	38,819
Corporate debt securities	10,787	15,902	25,338	22,712	24,906
Collateralized mortgage obligations	238,994	178,487	168,282	17,378	18,307
Mortgage-backed securities	957,354	1,032,861	552,515	492,940	142,354
Qualified Zone Academy Bond (QZAB)	8,000	8,000	8,000	8,000	8,000

Total	$1,307,559	$1,373,765	$946,256	$751,988	$586,033

The following table summarizes the contractual maturity of securities and their weighted average yields. Available-for-sale securities are shown at fair value and held-to-maturity securities are shown at amortized cost. Equity securities are included in the corporate debt securities category.

	December 31, 2004
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$15,338	4.45%	$14,280	4.62%	$1,043	4.93%	$—	—%	$30,661	4.55%
70% non-taxable preferred stock	—	—	—	—	—	—	17,850	3.69	17,850	3.69
States and political subdivisions.	4,693	5.66	14,612	5.41	8,495	6.63	11,263	7.81	39,063	6.40
Corporate debt securities	3,667	5.48	7,120	5.77	—	—	—	—	10,787	5.67
Collateralized mortgage obligations.	—	—	1,520	2.61	26,053	4.18	211,462	4.09	239,035	4.09
Mortgage-backed securities	265	5.12	11,324	5.55	580,567	4.09	365,240	4.31	957,396	4.19
Qualified Zone Academy Bond (QZAB)	—	—	—	—	8,000	2.00	—	—	8,000	2.00

Total	$23,963	4.85%	$48,856	5.18%	$624,158	4.10%	$605,815	4.28%	$1,302,792	4.24%

The contractual maturity of mortgage-backed securities and collateralized mortgage obligations is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities monthly pay downs cause the average lives of the securities to be much different than their stated lives. For purposes of the above table, tax-exempt states and political subdivisions are calculated on a tax equivalent basis. The QZAB bond is not calculated on a tax equivalent basis and it generates a tax credit of 7.18%, which is included in gross income. The 70% non-taxable preferred stock includes investments in Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac) preferred stock.

The Company does not own securities of any one issuer (other than the U.S. government and its agencies) for which aggregate adjusted cost exceeds 10% of the consolidated shareholders’ equity at December 31, 2004 and December 31, 2003.

The average yield of the securities portfolio was 3.99% in 2004 compared with 3.96% in 2003 and 5.14% in 2002. The three basis point increase was primarily due to the Company reinvesting funds at higher rates in 2004 compared to 2003. The decline in the average yield from 2002 to 2003 primarily resulted from the investment of new funds received from deposit growth at lower current yields and the reinvestment of proceeds from the early repayment of mortgage-backed securities in similar investments, also at lower current yields. The early repayment of mortgage-backed securities primarily resulted from borrower refinancing due to lower market interest rates. The overall growth in the securities portfolio over the comparable periods was primarily funded by deposit growth.

The following table summarizes the carrying value by classification of securities as of the dates shown:

	December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Available-for-sale	$177,683	$263,648	$309,219	$482,233	$334,773
Held-to-maturity	1,125,109	1,113,232	641,098	270,089	252,179

Total	$1,302,792	$1,376,880	$950,317	$752,322	$586,952

The following tables present the amortized cost and fair value of securities classified as available-for-sale at December 31, 2004, 2003 and 2002:

	December 31, 2004				December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)				(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$10,579	$2	$69	$10,512	$15,824	$247	$—	$16,071
70% non-taxable preferred stock	24,000	—	6,150	17,850	44,015	—	327	43,688
States and political subdivisions	14,382	1,366	—	15,748	15,141	1,798	—	16,939
Collateralized mortgage obligations	13,143	76	35	13,184	17,745	510	68	18,187
Mortgage-backed securities	112,050	545	502	112,093	159,525	1,179	224	160,480
Qualified Zone Academy Bond (QZAB)	8,000	—	—	8,000	8,000	—	—	8,000
Other	296	—	—	296	283	—	—	283

Total	$182,450	$1,989	$6,756	$177,683	$260,533	$3,734	$619	$263,648

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$18,511	$65	$—	$18,576
70% non-taxable preferred stock	44,029	—	884	43,145
States and political subdivisions	19,115	1,808	—	20,923
Collateralized mortgage obligations	18,616	596	14	19,198
Mortgage-backed securities	196,887	2,600	110	199,377
Qualified Zone Academy Bond (QZAB)	8,000	—	—	8,000

Total	$305,158	$5,069	$1,008	$309,219

The following tables present the amortized cost and fair value of securities classified as held-to-maturity at December 31, 2004, 2003 and 2002:

	December 31, 2004				December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)				(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$20,147	$661	$6	$20,802	$32,938	$1,591	$14	$34,515
States and political subdivisions	23,317	510	15	23,812	30,597	1,121	—	31,718
Corporate debt securities	10,491	301	—	10,792	15,619	743	—	16,362
Collateralized mortgage obligations	225,851	97	802	225,146	160,742	1,338	191	161,889
Mortgage-backed securities	845,303	3,559	4,914	843,948	873,336	7,806	3,175	877,967

Total	$1,125,109	$5,128	$5,737	$1,124,500	$1,113,232	$12,599	$3,380	$1,122,451

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$78,587	$3,131	$—	$81,718
States and political subdivisions	31,879	1,241	6	33,114
Corporate debt securities	25,338	942	87	26,193
Collateralized mortgage obligations	149,666	1,662	12	151,316
Mortgage-backed securities	355,628	12,297	5	367,920

Total	$641,098	$19,273	$110	$660,261

Mortgage-backed securities are securities that have been developed by pooling a number of real estate mortgages and which are principally issued by federal agencies such as Government National Mortgage Association (Ginnie Mae), Fannie Mae and Freddie Mac. These securities are deemed to have high credit ratings, and minimum regular monthly cash flows of principal and interest are guaranteed by the issuing agencies.

Unlike U.S. Treasury and U.S. government agency securities, which have a lump sum payment at maturity, mortgage-backed securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. Mortgage-backed securities which are purchased at a premium will generally suffer decreasing net yields as interest rates drop because home owners tend to refinance their mortgages. Thus, the premium paid must be amortized over a shorter period. Therefore, these securities purchased at a discount will obtain higher net yields in a decreasing interest rate environment. As interest rates rise, the opposite will generally be true. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and consequently, the average life of this security will not be shortened. If interest rates begin to fall, prepayments will increase. At December 31, 2004, 38.1% of the mortgage-backed securities held by the Company had contractual final maturities of more than ten years with a weighted average life of 3.75 years.

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

Deposits

The Company’s lending and investment activities are primarily funded by deposits. The Company offers a variety of deposit accounts having a wide range of interest rates and terms including demand, savings, money market and time accounts. The Company relies primarily on competitive pricing policies and customer service to attract and retain these deposits. The Company does not have or accept any brokered deposits.

Total deposits at December 31, 2004 were $2.32 billion, an increase of $233.3 million or 11.2% from $2.08 billion at December 31, 2003. The increase is primarily attributable to internal growth and the Liberty and Village acquisitions in 2004. As of December 31, 2004, the banking centers acquired in 2004 had approximately $227.0 million in total deposits. Noninterest-bearing deposits of $518.4 million at December 31, 2004 increased $51.0 million or 10.9% from $467.4 million at December 31, 2003.

Noninterest-bearing deposits at December 31, 2003 were $467.4 million compared with $327.7 million at December 31, 2002. Interest-bearing deposits at December 31, 2004 were $1.80 billion, up $182.4 million or 11.3% from $1.62 billion at December 31, 2003. Interest-bearing deposits at December 31, 2003 of $1.62 billion represented a $357.5 million or 28.4% increase from $1.26 billion at December 31, 2002. Total deposits at December 31, 2002 were $1.59 billion.

The daily average balances and weighted average rates paid on deposits for each of the years ended December 31, 2004, 2003 and 2002 are presented below:

	Years Ended December 31,
	2004		2003		2002
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Interest-bearing checking	$485,557	1.04%	$371,801	1.13%	$249,045	1.27%
Regular savings	110,801	0.59	88,651	0.66	58,218	1.41
Money market savings	384,529	0.87	317,682	0.92	257,499	1.71
Time deposits	735,095	2.12	616,353	2.42	505,796	3.28

Total interest-bearing deposits	1,715,982	1.43	1,394,487	1.62	1,070,558	2.33
Noninterest-bearing deposits	473,713	—	354,558	—	230,326	—

Total deposits	$2,189,695	1.12%	$1,749,045	1.29%	$1,300,884	1.92%

The Company’s ratio of average noninterest-bearing deposits to average total deposits for the years ended December 31, 2004, 2003, and 2002 was 21.6%, 20.3%, and 17.7%, respectively.

The following table sets forth the amount of the Company’s certificates of deposit that are $100,000 or greater by time remaining until maturity:

December 31, 2004
(Dollars in thousands)
Three months or less	$174,012
Over three through six months	68,672
Over six through 12 months	73,199
Over 12 months	95,407

Total	$411,290

Other Borrowings

The Company utilizes borrowings to supplement deposits to fund its lending and investment activities. Borrowings consist of funds from the Federal Home Loan Bank (“FHLB”) and correspondent banks. At December 31, 2004, the Company had $13.1 million in FHLB borrowings compared with $11.9 million in FHLB borrowings at December 31, 2003, all of which consisted of long-term FHLB notes payable. The $1.2 million increase is attributable to the acquisition of one note from Village Bank and Trust, ssb, partially offset by normal pay downs on the remaining notes. The maturity dates on the FHLB notes payable range from 2004 to 2028 and the interest rates range from 4.64% to 6.48%. FHLB advances are considered short-term, overnight borrowings. The Company had no FHLB advances outstanding at December 31, 2004 and 2003. The highest outstanding balance of FHLB advances during 2004 was $50.0 million compared with $59.3 million during 2003. The Company had no federal funds purchased at December 31, 2004 or 2003.

At December 31, 2004, the Company had $25.1 million in securities sold under repurchase agreements compared with $19.0 million at December 31, 2003, an increase of $6.1 million or 31.8%. The increase is primarily attributable to the Liberty acquisition.

At December 31, 2004, the Company had four issues of junior subordinated debentures outstanding totaling $47.4 million as shown in the following table:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate	Junior Subordinated Debt Owed to Trusts	Maturity Date
Prosperity Statutory Trust II	July 31, 2001	$15,000,000	3-month LIBOR + 3.58%, not to exceed 12.50%	$15,464,000	July 31, 2031
Paradigm Capital Trust II(1)	Aug. 31, 2002	6,000,000	3-month LIBOR + 4.50%	6,186,000	Feb. 20, 2031
Prosperity Statutory Trust III	Aug. 15, 2003	12,500,000	6.50%(2)	12,887,000	Sept. 17, 2033
Prosperity Statutory Trust IV	Dec. 30, 2003	12,500,000	6.50%(3)	12,887,000	Dec. 30, 2033

(1)	Assumed in connection with the Paradigm acquisition on September 1, 2002.
(2)	The debentures bear a fixed interest rate until September 17, 2008, when the rate begins to float on a quarterly basis based on the three-month LIBOR plus 3.00%.
(3)	The debentures bear a fixed interest rate until December 30, 2008, when the rate begins to float on a quarterly basis based on the three-month LIBOR plus 2.85%.

On December 31, 2004, the Company redeemed in full the $12.4 million in junior subordinated debentures issued to Prosperity Capital Trust I. Prosperity Capital Trust I in turn redeemed in full the trust preferred securities and common securities it issued.

Each of the trusts is a capital or statutory business trust organized for the sole purpose of issuing trust securities and investing the proceeds in the Company’s junior subordinated debentures. The preferred trust securities of each trust represent preferred beneficial interests in the assets of the respective trusts and are subject to mandatory redemption upon payment of the junior subordinated debentures held by the trust. The common securities of each trust are wholly-owned by the Company. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payment on the related junior subordinated debentures. The debentures, which are the only assets of each trust, are subordinate and junior in right of payment to all of the Company’s present and future senior indebtedness. The Company has fully and unconditionally guaranteed each trust’s obligations under the trust securities issued by each respective trust to the extent not paid or made by each trust, provided such trust has funds available for such obligations.

Under the provisions of each issue of the debentures, the Company has the right to defer payment of interest on the debentures at any time, or from time to time, for periods not exceeding five years. If interest payments on either issue of the debentures are deferred, the distributions on the applicable trust preferred securities and common securities will also be deferred.

In late 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46R (FIN 46R), “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (Revised December 2003).” FIN 46R requires that trust preferred securities be deconsolidated from the Company’s consolidated financial statements. The Company adopted FIN 46R on January 1, 2004 and as a result, no longer reflects the trust preferred securities in its consolidated financial statements. Instead, the junior subordinated debentures are shown as liabilities in the Company’s consolidated balance sheets and interest expense associated with the junior subordinated debentures is shown as interest expense in the Company’s consolidated statements of income.

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

The Company’s exposure to interest rate risk is managed by the Asset Liability Committee (“ALCO”), which is composed of senior officers of the Company, in accordance with policies approved by the Company’s Board of Directors. The ALCO formulates strategies based on appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, the ALCO considers the impact on earnings and capital of the current outlook on interest rates, potential changes in interest rates, regional economies, liquidity, business strategies and other factors. The ALCO meets regularly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, purchase and sale activities, commitments to originate loans and the maturities of investments and borrowings. Additionally, the ALCO reviews liquidity, cash flow flexibility, maturities of deposits and consumer and commercial deposit activity. Management uses two methodologies to manage interest rate risk: (1) an analysis of relationships between interest-earning assets and interest-bearing liabilities; and (2) an interest rate shock simulation model. The Company has traditionally managed its business to reduce its overall exposure to changes in interest rates.

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

The following table sets forth the Company’s interest rate sensitivity analysis at December 31, 2004:

	Volumes Subject to Repricing Within
	0-30 days	31-180 days	181-365 days	Greater than one year	Total
	(Dollars in thousands)
Interest-earning assets:
Securities (excluding unrealized loss of $4.8 million)	$49,005	$154,025	$185,213	$919,316	$1,307,559
Loans	439,646	111,914	91,269	392,684	1,035,513
Federal funds sold and other earning assets	79,250	100	—	—	79,350

Total interest-earning assets	$567,901	$266,039	$276,482	$1,312,000	$2,422,422

Interest-bearing liabilities:
Demand, money market and savings deposits	$1,026,120	$—	$—	$—	$1,026,121
Certificates of deposit and other time deposits	126,910	288,740	160,358	196,590	772,598
Junior subordinated debentures	22,774	—	—	24,650	47,424
Securities sold under repurchase agreements	25,058	—	—	—	25,058
FHLB advances and FHLB notes payable	52	262	323	12,479	13,116

Total interest-bearing liabilities	$1,200,914	$289,002	$160,681	$233,719	$1,884,317

Period GAP	$(633,013)	$(22,963)	$115,801	$1,078,281	$538,106
Cumulative GAP	$(633,013)	$(655,976)	$(540,175)	$538,106
Period GAP to total assets	(23.47)%	(0.85)%	4.29%	39.98%
Cumulative GAP to total assets	(23.47)%	(24.32)%	(20.03)%	19.95%

While the GAP position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, it is difficult to predict the effect of changing interest rates solely on that measure, without accounting for alterations in the maturity or repricing characteristics of the balance sheet that occur during changes in market interest rates. For example, the GAP position reflects only the prepayment assumptions pertaining to the current rate environment. Assets tend to prepay more rapidly during periods of declining interest rates than during periods of rising interest rates. Because of this and other risk factors not contemplated by the GAP position, an institution could have a matched GAP position in the current rate environment and still have its net interest income exposed to increased rate risk. Additionally, the Company had $518.4 million in noninterest bearing deposits at December 31, 2004 which are not reflected in the table above and are not directly impacted by interest rate changes.

In addition to GAP analysis, the Company uses an interest rate risk simulation model and shock analysis to test the interest rate sensitivity of net interest income and the balance sheet, respectively. Contractual maturities and repricing opportunities of loans are incorporated in the model as are prepayment assumptions, maturity data and call options within the investment portfolio. Assumptions based on past experience are incorporated into the model for nonmaturity deposit accounts. Based on the Company’s December 31, 2004 simulation analysis, the Company estimates that its current net interest income would decrease by approximately 4.60% over the next twelve months assuming an immediate 100 basis point decline in rates and increase by approximately 1.7% over the next twelve months assuming an immediate 100 basis point increase in rates. The Company estimates that its current net interest income would decrease by approximately 12.6% over the next twelve months assuming an immediate 200 basis point decline in rates and increase by approximately 2.3% over the next twelve months assuming an immediate 200 basis point increase in rates. The results are primarily from the behavior of demand, money market and savings deposits. The Company has found that historically, interest rates on these deposits change more slowly than changes in the discount and federal funds rates. This assumption is incorporated into the simulation model and is generally not fully reflected in a GAP analysis.

Liquidity

Liquidity involves the Company’s ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate the Company on an ongoing basis. During the three years ended December 31, 2004, the Company’s liquidity needs have primarily been met by growth in core deposits and the issuance of junior subordinated debentures, as previously discussed. Although access to purchased funds from correspondent banks is available and has been utilized on occasion to take advantage of investment opportunities, the Company does not generally rely on these external funding sources. The cash and federal funds sold position, supplemented by amortizing investment and loan portfolios, have generally created an adequate liquidity position.

Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of December 31, 2004, the Company had cash and cash equivalents of $137.9 million, up from $83.7 million, at December 31, 2003. The increase was mainly due to an increase in federal funds sold of $67.4 million, partially offset by a decrease in cash of $13.2 million. As of December 31, 2004, the Company had junior subordinated debentures outstanding of $47.4 million compared with $59.8 million at December 31, 2003.

Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of December 31, 2004 (other than deposit obligations). The Company’s future cash payments associated with its contractual obligations pursuant to its junior subordinated debentures, FHLB notes payable and operating leases as of December 31, 2004 are summarized below. Payments for FHLB notes payable include interest of $6.1 million that will be paid over the future periods. Payments related to leases are based on actual payments specified in underlying contracts.

	Payments due in:
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Junior subordinated debentures	$—	$—	$—	$47,424	$47,424
Federal Home Loan Bank notes payable	1,575	4,823	2,377	10,464	19,239
Operating leases	2,028	3,643	2,521	2,548	10,740

Total	$3,603	$8,466	$4,898	$60,436	$77,403

Off-Balance Sheet Items

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

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit as of December 31, 2004 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$5,307	$548	$8	$—	$5,863
Commitments to extend credit	119,400	17,938	1,739	51,768	190,845

Total	$124,707	$18,486	$1,747	$51,768	$196,708

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

Capital Resources

Capital management consists of providing equity to support the Company’s current and future operations. The Company is subject to capital adequacy requirements imposed by the Federal Reserve Board and the Bank is subject to capital adequacy requirements imposed by the FDIC. Both the Federal Reserve Board and the FDIC have adopted risk-based capital requirements for assessing bank holding company and bank capital adequacy. These standards define capital and establish minimum capital requirements in relation to assets and off-balance sheet exposure, adjusted for credit risk. The risk-based capital standards currently in effect are designed to make regulatory capital requirements more sensitive to differences in risk profiles among bank holding companies and banks, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate relative risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

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

Total shareholders’ equity increased to $275.6 million at December 31, 2004 from $219.6 million at December 31, 2003, an increase of $56.1 million or 25.5%. This increase was primarily the result of net income of $34.7 million and an increase in Common Stock issued of $32.0 million in connection with the Liberty acquisition, partially offset by dividends paid on the Common Stock of $6.7 million. During 2003, shareholders’ equity increased by $64.9 million or 41.9% from $154.7 million at December 31, 2002 due primarily to net income of $26.5 million and an increase in Common Stock issued of $43.6 million in connection with the MainBancorp and FSBNT acquisitions partially offset by dividends paid on the Common Stock of $4.9 million.

The following table provides a comparison of the Company’s and the Bank’s leverage and risk-weighted capital ratios as of December 31, 2004 to the minimum and well capitalized regulatory standards:

	Minimum Required for Capital Adequacy Purposes		To Be Categorized as Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio at December 31, 2004
The Company
Leverage ratio	3.00	%(1)	N/A	6.30%
Tier 1 risk-based capital ratio	4.00		N/A	13.56
Total risk-based capital ratio	8.00		N/A	14.67
The Bank
Leverage ratio	3.00	%(2)	5.00%	6.07%
Tier 1 risk-based capital ratio	4.00		6.00	13.09
Total risk-based capital ratio	8.00		10.00	14.20

(1)	The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.
(2)	The FDIC may require the Bank to maintain a leverage ratio above the required minimum.

The trust preferred securities issued by the trusts are currently included in the Company’s Tier 1 capital for regulatory purposes. On March 1, 2005, the Federal Reserve Board adopted final rules that continue to allow trust preferred securities to be included in Tier 1 capital, subject to stricter quantitative and qualitative limits. Currently, trust preferred securities and qualifying perpetual preferred stock are limited in the aggregate to no more than 25% of a bank holding company’s core capital elements. The new rule amends the existing limit by providing that restricted core capital elements (including trust preferred securities and qualifying perpetual preferred stock) can be no more than 25% of core capital, net of goodwill and associated deferred tax liability. Because the 25% limit currently is calculated without deducting goodwill, the final rule reduces the amount of trust preferred securities that the Company can include in Tier 1 capital. The amount of such excess trust preferred securities are includable in Tier 2 capital. The new quantitative limits will be fully effective March 31, 2009.

Assuming these final rules were effective at December 31, 2004, approximately $38.0 million of trust preferred securities would count as Tier 1 capital. The excess amount of trust preferred securities may be included in Tier 2 capital. Assuming these final rules were effective at December 31, 2004, the Company’s consolidated capital ratios would have been:

Pro forma Consolidated Risk Based Capital Ratios:
Total capital (to risk weighted assets)	14.67%
Tier I capital (to risk weighted assets)	12.89%
Tier I capital (to average assets)	5.99%

Each of the trusts issuing the trust preferred securities holds junior subordinated debentures the Company issued with a 30-year maturity. The final rule provides that in the last five years before the junior subordinated debentures mature, the associated trust preferred securities will be excluded from Tier 1 capital and included in Tier 2 capital. In addition, the trust preferred securities during this five-year period would be amortized out of Tier 2 capital by one-fifth each year and excluded from Tier 2 capital completely during the year prior to maturity of the debentures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding the market risk of the Company’s financial instruments, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation – Financial Condition - Interest Rate Sensitivity and Market Risk”. The Company’s principal market risk exposure is to changes in interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements, the reports thereon, the notes thereto and supplementary data commence at page 51 of this Annual Report on Form 10-K.

The following table presents certain unaudited quarterly financial information concerning the Company’s results of operations for each of the two years indicated below. The information should be read in conjunction with the historical consolidated financial statements of the Company and the notes thereto appearing elsewhere in this Annual Report on Form 10-K.

	CONSOLIDATED QUARTERLY FINANCIAL DATA OF THE COMPANY
	Quarter Ended 2004
	(unaudited)

	December 31	September 30	June 30	March 31
	(Dollars in thousands, except per share data)
Interest income	$30,308	$28,763	$26,313	$26,372
Interest expense	8,106	7,696	6,962	7,025

Net interest income	22,202	21,067	19,351	19,347
Provision for credit losses	220	420	120	120

Net interest income after provision	21,982	20,647	19,231	19,227
Noninterest income	6,233	6,111	5,455	5,272
Noninterest expense	13,987	13,194	12,067	12,459

Income before income taxes	14,228	13,564	12,619	12,040
Provision for income taxes	4,892	4,618	4,257	3,977

Net income	$9,336	$8,946	$8,362	$8,063

Earnings per share:
Basic	$0.417	$0.410	$0.399	$0.385

Diluted	$0.412	$0.405	$0.394	$0.380

	Quarter Ended 2003
	(unaudited)

	December 31	September 30	June 30	March 31
	(Dollars in thousands, except per share data)
Interest income	$25,054	$21,365	$22,214	$22,212
Interest expense	6,650	6,375	6,653	6,668

Net interest income	18,404	14,990	15,561	15,544
Provision for credit losses	123	120	120	120

Net interest income after provision	18,281	14,870	15,441	15,424
Noninterest income	4,796	4,326	4,005	3,839
Noninterest expense	12,458	9,707	9,925	9,931

Income before income taxes	10,619	9,489	9,521	9,332
Provision for income taxes	3,427	3,019	3,024	2,943

Net income	$7,192	$6,470	$6,497	$6,389

Earnings per share:
Basic	$0.359	$0.341	$0.343	$0.338

Diluted	$0.353	$0.336	$0.338	$0.333

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with accountants on any matter of accounting principles or practices or financial statement disclosures during the two year period ended December 31, 2004.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report.

No changes were made to the Company’s internal control over financial reporting (as defined in Rule13a-15(f) under the Securities Exchange Act of 1934) during the last fiscal quarter that materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process designed under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles.

As of December 31, 2004, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. This assessment included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FRY-9C) to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2004, based on those criteria.

Deloitte & Touche, LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. The report is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Prosperity Bancshares, Inc.

Houston, Texas

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Prosperity Bancshares, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing, and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to prove reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improver management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management’s statement referring to compliance with laws and regulations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of the Company and our report dated March 8, 2005, expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche, LLP

Houston, Texas

March 8, 2005

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information under the captions “Election of Directors,” “Continuing Directors and Executive Officers”, “Section 16(a) Beneficial Ownership Reporting Compliance”, “Corporate Governance and Nominating Procedures-Committees of the Board of Directors-Audit Committee” and “Corporate Governance and Nominating Procedures-Code of Ethics” in the Company’s definitive Proxy Statement for its 2005 Annual Meeting of Shareholders (the “2005 Proxy Statement”) to be filed with the Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, is incorporated herein by reference in response to this item.

ITEM 11. EXECUTIVE COMPENSATION

The information under the caption “Executive Compensation and Other Matters” in the 2005 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information under the caption “Beneficial Ownership of Common Stock by Management of the Company and Principal Shareholders” in the 2005 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the caption “Interests of Management and Others in Certain Transactions” in the 2005 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the caption “Fees and Services of Independent Registered Public Accounting Firm” in the 2005 Proxy Statement is incorporated herein by reference in response to this item.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Consolidated Financial Statements and Schedules

Reference is made to the Consolidated Financial Statements, the reports thereon, the notes thereto and supplementary data commencing at page 51 of this Annual Report on Form 10-K. Set forth below is a list of such Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Income for the Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements

Financial Statement Schedules

All supplemental schedules are omitted as inapplicable or because the required information is included in the Consolidated Financial Statements or notes thereto.

Exhibits

Each exhibit marked with an asterisk is filed with this Annual Report on Form 10-K.

Exhibit Number(1)	Description

2.1

-   Agreement and Plan of Reorganization, dated as of October 25, 2004, by and between the Company and First Capital Bankers, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-121767)).

2.2

-   Agreement and Plan of Reorganization dated as of May 1, 2002 by and between Prosperity Bancshares, Inc. and Paradigm Bancorporation, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-91248))

2.3

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

2.5

-   Agreement and Plan of Reorganization by and between the Prosperity Bancshares, Inc and Commercial Bancshares, Inc. dated November 8, 2000 (incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-52342))

2.6

-   Agreement and Plan of Reorganization by and between Prosperity Bancshares, Inc. and South Texas Bancshares, Inc. dated June 17, 1999 (incorporated herein by reference to Exhibit 2.1 to the Company’s Form 10-Q for the quarter ended June 30, 1999)

2.7

-   Agreement and Plan of Reorganization dated June 5, 1998 by and among Prosperity, Prosperity Bank and Union State Bank (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267))

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

4.3

-   Amended and Restated Declaration of Trust of Prosperity Statutory Trust II dated as of July 31, 2001 (incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

4.4

-   Guarantee Agreement dated as of July 31, 2001 by and between Prosperity Bancshares, Inc. and State Street Bank and Trust Company of Connecticut, National Association (incorporated herein by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.1†	- Prosperity Bancshares, Inc. 1995 Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267))

10.2†	- Prosperity Bancshares, Inc. 1998 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267))

10.3†	- Prosperity Bancshares, Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4 (Registration No. 333- 121767))

10.4†

-   Amended and Restated Employment Agreement by and between Prosperity Bank and David Zalman (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 18, 2005)

10.5†

-   Amended and Restated Employment Agreement by and between Prosperity Bank and H. E. Timanus, Jr. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 18, 2005)

10.6†

-   Employment Agreement between the Company, Prosperity Bank and D. Michael Hunter (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-4 (Registration No. 333-121767))

10.7†

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

10.9†	- Paradigm Bancorporation, Inc. 1999 Stock Incentive Plan (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-100815))

10.10†	- MainBancorp, Inc. 1996 Employee Stock Option Plan (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-110755))

10.11†	- Form of MainBancorp, Inc. Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-110755))

10.12†*	- First Capital Bankers, Inc. 1996 Executive Stock Option Plan

10.13†*	- First Capital Bankers, Inc. Amended and Restated 1998 Stock Option Plan

21.1*	- Subsidiaries of Prosperity Bancshares, Inc.

23.1*	- Consent of Deloitte & Touche LLP

31.1*	- Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	- Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	- Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	- Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract or compensatory plan or arrangement.
*	Filed with this Annual Report on Form 10-K.
(1)	The Company has other long-term debt agreements that meet the exclusion set forth in Section 601(b)(4)(iii)(A) of Regulation S-K. The Company hereby agrees to furnish a copy of such agreements to the Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Prosperity Bancshares, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston and State of Texas on March 14, 2005.

PROSPERITY BANCSHARES, INC.®

By:	/s/ DAVID ZALMAN
David Zalman President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant in the indicated capacities on March 14, 2005.

Signature	Positions

/s/ DAVID ZALMAN David Zalman	President and Chief Executive Officer (principal executive officer); Director

/s/ NED S. HOLMES Ned S. Holmes	Chairman of the Board; Director

/s/ DAVID HOLLAWAY David Hollaway	Chief Financial Officer (principal financial officer and principal accounting officer)

/s/ H.E. TIMANUS, JR. H.E. Timanus, Jr.	Executive Vice President and Chief Operating Officer; Director

/s/ JAMES A. BOULIGNY James A. Bouligny	Director

/s/ CHARLES A. DAVIS, JR. Charles A. Davis, Jr.	Director

/s/ WILLIAM H. FAGAN, M.D. William Fagan, M.D.	Director

/s/ CHARLES J. HOWARD, M.D. Charles Howard, M.D.	Director

D. Michael Hunter	Director

S. Reed Morian	Director

/s/ PERRY MUELLER, JR., D.D.S. Perry Mueller, Jr., D.D.S.	Director

/s/ A. VIRGIL PACE, JR. A. Virgil Pace, Jr.	Director

/s/ TRACY T. RUDOLPH Tracy T. Rudolph	Director

/s/ HARRISON STAFFORD II Harrison Stafford II	Director

/s/ ROBERT STEELHAMMER Robert Steelhammer	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Prosperity Bancshares, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheets of Prosperity Bancshares Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Prosperity Bancshares, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United State of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2005, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche, LLP

Houston, Texas

March 8, 2005

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
	(Dollars in thousands)
ASSETS
Cash and due from banks	$58,760	$71,983
Federal funds sold	79,150	11,730

Total cash and cash equivalents	137,910	83,713
Interest bearing deposits in financial institutions	200	262
Available for sale securities, at fair value	177,683	263,648
Held to maturity securities, at cost	1,125,109	1,113,232
Loans	1,035,513	770,053
Less allowance for credit losses	(13,105)	(10,345)

Loans, net	1,022,408	759,708
Accrued interest receivable	10,171	10,119
Goodwill	153,180	118,012
Core deposit intangibles, net of accumulated amortization of $2.8 million and $1.0 million, respectively	11,492	6,743
Bank premises and equipment, net	35,793	34,299
Other real estate owned	341	246
Other assets	22,941	10,505

TOTAL ASSETS	$2,697,228	$2,400,487

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$518,358	$467,389
Interest-bearing	1,798,718	1,616,359

Total deposits	2,317,076	2,083,748
Other borrowings	13,116	11,929
Securities sold under repurchase agreements	25,058	19,007
Accrued interest payable	3,102	2,522
Other liabilities	15,805	3,889
Junior subordinated debentures	47,424	59,804

Total liabilities	2,421,581	2,180,899
SHAREHOLDERS EQUITY:
Preferred stock, $1 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $1 par value; 50,000,000 shares authorized; 22,418,128 and 20,966,706 shares issued at December 31, 2004 and 2003, respectively; 22,381,040 and 20,929,618 shares outstanding at December 31, 2004 and 2003, respectively	22,418	20,967
Capital surplus	134,288	102,594
Retained earnings	122,647	94,610
Accumulated other comprehensive (loss) income — net unrealized (loss) gain on available for sale securities, net of tax benefit of $1,669 and tax of $1,090, respectively	(3,099)	2,024
Less treasury stock, at cost, 37,088 shares	(607)	(607)

Total shareholders’ equity	275,647	219,588

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,697,228	$2,400,487

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2004	2003	2002
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$55,779	$46,686	$38,330
Securities:
Taxable	52,771	40,507	39,289
Nontaxable	1,461	1,625	1,599
70% nontaxable preferred dividends	1,009	1,779	1,216
Federal funds sold	556	232	285
Deposits in financial institutions	180	16	23

Total interest income	111,756	90,845	80,742

INTEREST EXPENSE:
Deposits	24,586	22,633	24,976
Junior subordinated debentures	4,046	2,630	2,170
Note payable and other borrowings	1,157	1,083	955

Total interest expense	29,789	26,346	28,101

NET INTEREST INCOME	81,967	64,499	52,641
PROVISION FOR CREDIT LOSSES	880	483	1,010

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	81,087	64,016	51,631

NONINTEREST INCOME:
Service charges on deposit accounts	20,215	14,236	9,764
Gain on sale of securities	78	—	—
Other	2,778	2,730	1,830

Total noninterest income	23,071	16,966	11,594

NONINTEREST EXPENSE:
Salaries and employee benefits	27,861	22,422	16,379
Net occupancy expense	4,814	4,492	3,439
Data processing	2,036	2,128	2,131
Core deposit intangibles amortization	1,781	818	192
Depreciation expense	2,843	2,535	1,830
Other	12,372	9,626	8,378

Total noninterest expense	51,707	42,021	32,349

INCOME BEFORE INCOME TAXES	52,451	38,961	30,876
PROVISION FOR INCOME TAXES	17,744	12,413	9,555

NET INCOME	$34,707	$26,548	$21,321

EARNINGS PER SHARE:
Basic	$1.61	$1.38	$1.25

Diluted	$1.59	$1.36	$1.22

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock
	Shares	Amount	Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Total Shareholders’ Equity
	(Dollars in thousands, except share data)
BALANCE AT JANUARY 1, 2002	16,218,022	$16,218	$16,865	$55,462	$217	$(37)	$88,725
Net income				21,321			21,321
Net change in unrealized gain (loss) on available for sale securities					2,427		2,427

Total comprehensive income							23,748

Sale of common stock in connection with the exercise of stock options	104,504	105	155				260
Common stock issued in connection with Paradigm acquisition	2,580,502	2,580	43,295				45,875
Cash paid in lieu of fractional shares in connection with the Paradigm acquisition			(3)				(3)
Cash dividends declared, $0.22 per share				(3,866)			(3,866)

BALANCE AT DECEMBER 31, 2002	18,903,028	18,903	60,312	72,917	2,644	(37)	154,739
Net income				26,548			26,548
Net change in unrealized (loss) gain on available for sale securities					(620)		(620)

Total comprehensive income							25,928

Sale of common stock in connection with the exercise of stock options	170,638	171	824				995
Refund of escrow shares in connection with the Paradigm acquisition						(570)	(570)
Common stock issued in connection with the Mainbancorp acquisition	1,499,966	1,500	33,149				34,649
Common stock issued in connection with the FSBNT acquisition	393,074	393	8,538				8,931
Stock option compensation			25				25
Junior subordinated debentures issuance costs			(254)				(254)
Cash dividends declared, $0.25 per share				(4,855)			(4,855)

BALANCE AT DECEMBER 31, 2003	20,966,706	20,967	102,594	94,610	2,024	(607)	219,588
Net income				34,707			34,707
Net change in unrealized (loss) gain on available for sale securities					(5,123)		(5,123)

Total comprehensive income							29,584

Sale of common stock in connection with the exercise of stock options	206,321	206	840				1,046
Common stock issued in connection with the Liberty acquisition	1,245,191	1,245	30,713				31,958
Stock option compensation			141				141
Cash dividends declared, $0.31 per share				(6,670)			(6,670)

BALANCE AT DECEMBER 31, 2004	22,418,218	$22,418	$134,288	$122,647	$(3,099)	$(607)	$275,647

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$34,707	$26,548	$21,321
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,122	3,353	2,022
Provision for credit losses	880	483	1,010
Net amortization of premium on investments	4,869	9,707	4,317
(Gain) loss on sale of premises, equipment and other real estate	(389)	(378)	(39)
(Increase) decrease in accrued interest receivable and other assets	(5,550)	3,663	7
Increase (decrease) in accrued interest payable and other liabilities	6,729	(3,857)	(2,520)

Total adjustments	11,661	12,971	4,797

Net cash provided by operating activities	46,368	39,519	26,118

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of held to maturity securities	257,501	505,733	211,467
Purchase of held to maturity securities	(270,855)	(973,480)	(300,816)
Proceeds from maturities and principal paydowns of available for sale securities	67,201	144,821	128,906
Proceeds from sales of available for sale securities	20,000	—	—
Purchase of available for sale securities	(299)	(11,949)	(119,527)
Net (increase) decrease in loans	(68,254)	37,769	37,291
Purchase of bank premises and equipment	(895)	(3,485)	(2,171)
Proceeds from sale of bank premises, equipment and other real estate	2,522	3,243	1,229
Premium paid for Liberty Bancshares	(27,601)	—	—
Net liabilities acquired in the purchase of Liberty Bancshares (net of acquired cash of $46,599)	36,844	—	—
Premium paid for Village Bank and Trust	(12,181)	—	—
Net liabilities acquired in the purchase of Village Bank and Trust (net of acquired cash of $16,120)	8,606	—	—
Premiums paid for Abrams Centre Bancshares, Dallas Bancshares, MainBancorp and FSBNT	—	(53,856)	—
Net liabilities acquired in purchase of Abrams Centre Bancshares, Dallas Bancshares, MainBancorp and FSBNT (net of acquired cash of $115,918)	—	124,840	—
Premium paid for Texas Guaranty Bank, The First State Bank, Paradigm Bancorporation, First National Bank of Bay City and Southwest Holding Company	—	—	(49,769)
Net liabilities acquired in purchase of Texas Guaranty Bank, The First State Bank, Paradigm Bancorporation, First National Bank of Bay City and Southwest Holding Company (net of acquired cash of $52,206	—	—	59,158

(Table continued on following page)

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Net decrease in interest-bearing deposits in financial institutions	762	399	397

Net cash provided by (used in) investing activities	13,351	(225,967)	(33,835)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in noninterest-bearing deposits	$(9,892)	$23,579	$10,118
Net (decrease) increase in interest-bearing deposits	(14,727)	125,657	26,228
Proceeds (repayments) of other borrowings and securities sold under repurchase agreements (net)	4,622	(24,340)	14,059
Proceeds from issuance of junior subordinated debentures	—	25,000	—
Junior subordinated debentures issuance costs	—	(254)	—
Cash paid in lieu of fractional shares	—	—	(3)
Redemption of junior subordinated debentures issued to Prosperity Capital Trust I (net)	(12,000)	—	—
Proceeds from stock option exercises	1,046	995	260
Stock option compensation expense	141	—	—
Stock issued in connection with the Liberty Acquisition	31,958	—	—
Stock issued in connection with the MainBancorp and FSBNT acquisitions	—	43,580	—
Payments of cash dividends	(6,670)	(4,855)	(3,866)

Net cash (used in) provided by financing activities	(5,522)	189,362	46,796

NET INCREASE IN CASH AND CASH EQUIVALENTS	$54,197	$2,914	$39,079
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	83,713	80,799	41,720

CASH AND CASH EQUIVALENTS, END OF PERIOD	$137,910	$83,713	$80,799

INCOME TAXES PAID	$19,464	$14,397	$9,182

INTEREST PAID	$29,368	$26,215	$26,250

TRANSFER OF AVAILABLE FOR SALE SECURITIES TO HELD TO MATURITY SECURITIES	$—	$—	$241,756

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Nature of Operations—Prosperity Bancshares, Inc.® (“Bancshares”) and its subsidiaries, Prosperity Holdings of Delaware, LLC (“Holdings”) and Prosperity Bank® (the “Bank”, and together with Bancshares and Holdings, collectively referred to as the “Company”) provide retail and commercial banking services.

The Bank operates fifty-eight (58) full-service banking locations; with twenty-nine (29) in the Greater Houston Consolidated Metropolitan Statistical Area (“CMSA”), eleven (11) in eight contiguous counties situated south and southwest of Houston and extending into South Texas, eleven (11) in the Dallas/Fort Worth area and seven (7) in the Austin, Texas area with locations in Dallas-Abrams Centre, Houston-Aldine, Austin-Allandale, Angleton, Bay City, Beeville, Blooming Grove, Houston-Bellaire, Dallas-Camp Wisdom, Dallas-Cedar Hill, Houston-City West, Houston-Clear Lake, Cleveland, Austin-Congress, Corsicana, Houston-Copperfield, Cuero, Cypress, Dayton, Houston-Downtown, East Bernard, Edna, El Campo, Ennis, Fairfield, Galveston, Houston-Gladebrook, Goliad, Houston-Highway 6, Hitchcock, Dallas-Kiest, Austin-Lakeway, Liberty, Magnolia, Mathis, Houston-Medical Center, Houston-Memorial, Mont Belvieu, Needville, Palacios, Oakhill, Houston-Post Oak, Dallas-Preston Road, Dallas-Red Oak, Austin-Research Boulevard, Houston-River Oaks, Austin-Riverside, Sweeny, Houston-Tanglewood, Dallas-Turtle Creek, Victoria, Houston-Waugh Drive, West Columbia, Dallas-Westmoreland, Wharton, Austin-William Cannon, Winnie and Houston-Woodcreek.

Principles of Consolidation—The consolidated financial statements include the accounts of Bancshares and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and the prevailing practices within the banking industry. A summary of significant accounting and reporting policies is as follows:

Use of Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Securities—Securities held to maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts. Management has the positive intent and the Company has the ability to hold these assets as long-term securities until their estimated maturities.

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

Loans—Loans are stated at the principal amount outstanding, net of unearned discount and fees. Unearned discount relates principally to consumer installment loans. The related interest income for multipayment loans is recognized principally by the “sum of the digits” method which records interest in proportion to the declining outstanding balances of the loans; for single payment loans, such income is recognized using the straight-line method.

Nonrefundable Fees and Costs Associated with Lending Activities—Loan origination fees in excess of the associated costs are recognized over the life of the related loan as an adjustment to yield using the interest method.

Generally, loan commitment fees are deferred, except for certain retrospectively determined fees, and recognized as an adjustment of yield by the interest method over the related loan life or, if the commitment expires unexercised, recognized in income upon expiration of the commitment.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Nonperforming and Past Due Loans—Included in the nonperforming loan category are loans which have been categorized by management as nonaccrual because collection of interest is doubtful and loans which have been restructured to provide a reduction in the interest rate or a deferral of interest or principal payments. When the payment of principal or interest on a loan is delinquent for 90 days, or earlier in some cases, the loan is placed on nonaccrual status unless the loan is in the process of collection and the underlying collateral fully supports the carrying value of the loan. If the decision is made to continue accruing interest on the loan, periodic reviews are made to confirm the accruing status of the loan. When a loan is placed on nonaccrual status, interest accrued during the current year prior to the judgment of uncollectibility is charged to operations. Interest accrued during prior periods is charged to allowance for credit losses. Generally, any payments received on nonaccrual loans are applied first to outstanding loan amounts and next to the recovery of charged-off loan amounts. Any excess is treated as recovery of lost interest.

Restructured loans are those loans on which concessions in terms have been granted because of a borrower’s financial difficulty. Interest is generally accrued on such loans in accordance with the new terms.

Allowance for Credit Losses—The allowance for credit losses is a valuation allowance available for losses incurred on loans. All losses are charged to the allowance when the loss actually occurs or when a determination is made that such a loss is probable. Recoveries are credited to the allowance at the time of recovery.

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

Statement of Financial Accounting Standards (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosure applies to all impaired loans, with the exception of groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. A loan is defined as impaired by SFAS No. 114 if, based on current information and events, it is probable that a creditor will be unable to collect all amounts due, both interest and principal, according to the contractual terms of the loan agreement. Specifically, SFAS No. 114 requires that the allowance for credit losses related to impaired loans be determined based on the difference of carrying value of loans and the present value of expected cash flows discounted at the loan’s effective interest rate or, as a practical expedient, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. At December 31, 2004, the Company had $297,000 in nonaccrual loans, $1.1 million in 90 days or more past due loans, and no restructured loans. At December 31, 2003, the Company had $2,000 in nonaccrual loans, $679,000 in 90 days or more past due loans and no restructured loans.

Interest revenue received on impaired loans is either applied against principal or realized as interest revenue, according to management’s judgment as to the collectibility of principal.

Premises and Equipment—Premises and equipment are carried at cost less accumulated depreciation. Depreciation expense is computed principally using the straight-line method over the estimated useful lives of the assets which range from three to 30 years.

.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill—Goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001 are no longer amortized. Goodwill was amortized using the straight-line method through December 31, 2001. Goodwill is annually assessed for impairment or when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company bases its evaluation on such impairment factors as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present.

Amortization of Core Deposit Intangibles (CDI)—CDI is amortized using an accelerated amortization method over an eight year period.

Income Taxes—Bancshares files a consolidated federal income tax return. The Bank computes federal income taxes as if it filed a separate return and remits to, or is reimbursed by, Bancshares based on the portion of taxes currently due or refundable.

Deferred tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Stock-Based Compensation—As of December 31, 2004, the Company had two stock-based employee compensation plans. Prior to 2003, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost was reflected in previously reported results, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In December 2002, the FASB issued Statement No. 148 (SFAS 148). Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment to FASB Statement 123. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 was effective for financial statements for fiscal years ending after December 15, 2002. Effective January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, as provided by SFAS No. 148 for stock-based employee compensation (see Note 14).

For 2002, the Company did not recognize any stock based compensation expense in reported net income. If compensation expense had been recorded based on the fair value at the grant date for awards consistent with SFAS No. 123, the Company’s net income and earnings per share would have been as follows for the year ended December 31, 2002:

Year Ended December 31, 2002
(Dollars in thousands, except per share data)
Net income as reported	$21,321
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(180)

Proforma net income	$21,141

Earnings per share:
Basic-as reported	$1.25

Basic-proforma	$1.24

Diluted-as reported	$1.22

Diluted-proforma	$1.21

Cash and Cash Equivalents—For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks as well as federal funds sold that mature in three days or less.

Reclassifications—Certain reclassifications have been made to 2003 and 2002 balances to conform to the current year presentation. All reclassifications have been applied consistently for the periods presented.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Earnings Per Share—SFAS No. 128, Earnings Per Share, requires presentation of basic and diluted earnings per share. Basic earnings per share has been computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the reporting period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Net income per common share for all periods presented has been calculated in accordance with SFAS No. 128. Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares.

The following table illustrates the computation of basic and diluted earnings per share:

	December 31,
	2004		2003		2002
	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(In thousands, except per share data)
Net income	$34,707		$26,548		$21,321
Basic:
Weighted average shares outstanding	21,534	$1.61	19,225	$1.38	17,122	$1.25

Diluted:
Weighted average shares outstanding	21,534		19,225		17,122
Effect of dilutive securities—options	270		311		320

Total	21,804	$1.59	19,536	$1.36	17,442	$1.22

There were no stock options exercisable at December 31, 2004, 2003 and 2002 that would have had an anti-dilutive effect on the above computation.

New Accounting Standards—

Statements of Financial Accounting Standards

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

SFAS No. 123, “Share-Based Payment (Revised 2004).” SFAS 123R establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. SFAS 123R is mandatory for all entities on July 1, 2005.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial Accounting Standards Board Interpretations

In December 2003, the FASB issued FIN 46R, “Consolidation of Variable Interest Entities.” FIN 46R provides guidance on how to identify a variable interest entity and determine when the assets, liabilities, non-controlling interests and results of operations of a variable interest entity need to be included in a company’s consolidated financial statements. A company that holds variable interest in an entity is required to consolidate the entity if the company’s interest in the variable interest entity is such that the company will absorb a majority of the variable interest entity’s expected losses and/or receive a majority of the entity’s expected residual returns, if they occur. As of December 31, 2004, the Company had no investments in variable interest entities requiring consolidation. FIN 46R requires that Prosperity Capital Trust II, Prosperity Statutory Trust III, Prosperity Statutory Trust IV and Paradigm Capital Trust II be deconsolidated from the consolidated financial statements. The Company adopted FIN 46R on January 1, 2004. After adoption, the trust preferred securities issued by each of the foregoing trusts are no longer shown in the consolidated financial statements. Instead, the junior subordinated debentures issued by the Company to each of these trusts are shown as liabilities in the consolidated balance sheets and interest expense associated with such junior subordinated debentures is shown in the consolidated statements of income.

Emerging Issues Task Force

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

SEC Staff Accounting Bulletins

SEC Staff Accounting Bulletin (SAB) No. 105, “Application of Accounting Principles to Loan Commitments.” SAB 105 summarizes the views of the staff of the SEC regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. SAB 105 provides that the fair value of recorded loan commitments that are accounted for as derivatives under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” should not incorporate the expected future cash flows related to the associated servicing of the future loan. In addition, SAB 105 requires registrants to disclose their accounting policy for loan commitments. The provisions of SAB105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of this accounting standard did not have a material impact on the Company’s financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

American Institute of Certified Public Accounting Statements of Position

SOP No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” SOP 03-3 addresses accounting for differences between the contractual cash flows of certain loans and debt securities and the cash flows expected to be collected when loans or debt securities are acquired in a transfer and those cash flow differences are attributable, at least in part, to credit quality. As such, SOP 03-3 applies to loans and debt securities acquired individually, in pools or as part of a business combination and does not apply to originated loans. The application of SOP 03-3 limits the interest income, including accretion of purchase price discounts, that may be recognized for certain loans and debt securities. Additionally, SOP 03-3 does not allow the excess of contractual cash flows over cash flows expected to be collected to be recognized as an adjustment of yield, loss accrual or valuation allowance, such as the allowance for possible loan losses. SOP 03-3 requires that increases in expected cash flows subsequent to the initial investment be recognized prospectively through adjustment of the yield on the loan or debt security over its remaining life. Decreases in expected cash flows should be recognized as impairment. In the case of loans acquired in a business combination where the loans show signs of credit deterioration, SOP 03-3 represents a significant change from current purchase accounting practice whereby the acquiree’s allowance for loan losses is typically added to the acquirer’s allowance for loan losses. SOP 03-3 is effective for loans and debt securities acquired by the Company beginning January 1, 2005. Management is currently evaluating the impact the adoption of SOP 03-3 will have on its financial statements.

Stock Split—On May 31, 2002, the Company effected a two-for-one stock split in the form of a 100 percent stock dividend to shareholders of record on May 20, 2002. The Company issued approximately 8.1 million shares in connection with the split. All per share and share information has been restated to reflect this stock split.

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

In connection with the purchase, the Company paid a cash premium of $12.2 million, of which $331,000 was identified as core deposit intangibles. The remaining $11.8 million of the premium was recorded as goodwill. The core deposit intangibles are being amortized using an accelerated amortization method over an 8 year life.

The acquisition was accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of the acquired branch were recorded at their fair values at the acquisition date.

On August 1, 2004, the Company completed its acquisition of Liberty Bancshares, Inc. (“Liberty”), Austin, Texas, pursuant to which Liberty merged into the Company and its wholly owned subsidiary, Liberty Bank, S.S.B., merged into the Bank. Under the terms of the agreement, the Company paid approximately $8.9 million in cash and issued approximately 1.3 million shares of its Common Stock for all of the issued and outstanding capital stock of Liberty and Liberty Bank and all outstanding stock options of Liberty Bank. Liberty was privately held and operated six (6) banking offices in Austin, Texas. As of June 30, 2004, Liberty had, on a consolidated basis, total assets of $178.7 million, loans of $120.3 million, deposits of $158.9 million and shareholders’ equity of $16.5 million.

In connection with the purchase, the Company paid a cash premium of $27.6 million of which $3.8 million was identified as core deposit intangibles. The remaining $23.8 million of the premium was recorded as goodwill. The core deposit intangibles are being amortized using an accelerated amortization method over an 8 year life.

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On November 1, 2003, the Company completed the merger of MainBancorp, Inc., Dallas Texas (“MainBancorp”), into the Company. In connection with the transaction, MainBancorp’s wholly owned subsidiary, mainbank, n.a., was merged into the Bank. Under the terms of the agreement, the Company issued approximately 1.5 million shares of its Common Stock and paid approximately $9.1 million in cash for all outstanding shares of MainBancorp stock. In addition, the Company assumed options to acquire 100,851 shares of its Common Stock. MainBancorp was privately held and operated four (4) banking offices in Dallas, Texas. As of September 30, 2003, MainBancorp had, on a consolidated basis, total assets of $177.1 million, loans of $90.8 million, deposits of $153.7 million and shareholders’ equity of $22.6 million.

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On November 1, 2002, the Company completed the acquisition of First National Bank of Bay City, Bay City, Texas (“FNB”), through the merger of FNB with and into the Bank. Under the terms of the agreement, the Company paid approximately $5.1 million in cash for all of the issued and outstanding common stock of FNB. FNB operated one (1) location in Bay City, Texas, which was closed and consolidated with the Bank’s Bay City Banking Center. As of November 1, 2002, FNB had total assets of $27.1 million, total loans of $8.2 million and total deposits of $23.8 million.

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

On October 1, 2002, the Company completed the acquisition of Southwest Bank Holding Company, Dallas, Texas (“Southwest”). Southwest’s wholly owned subsidiary, Bank of the Southwest, Dallas, Texas, became a subsidiary of the Company. Under the terms of the agreement, the Company paid approximately $19.6 million in cash. Southwest was privately held and operated two (2) banking offices in Dallas, Texas. As of October 1, 2002, Southwest had total assets of $121.9 million, total loans of $58.7 million and total deposits of $108.9 million.

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

On September 1, 2002, the Company completed the acquisition of Paradigm Bancorporation, Inc. (“Paradigm”) in a stock transaction. Under the terms of the agreement, the Company issued approximately 2.58 million shares of its common stock for all outstanding shares of Paradigm (giving effect to the two for one stock split). Paradigm operated a total of eleven (11) banking offices—six (6) in the greater metropolitan Houston area and five (5) in the nearby Southeast Texas cities of Dayton, Galveston, Mont Belvieu, and Winnie, three (3) of which were closed following completion of the transaction. As of September 1, 2002, Paradigm had total assets of $248.7 million, total loans of $175.7 million and total deposits of $218.3 million.

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

On July 12, 2002, the Company completed the acquisition of The First State Bank, Needville, Texas (“First State”) for approximately $3.7 million in cash. The Bank’s existing Needville Banking Center relocated into the former First State Bank location effective July 15, 2002. As of July 12, 2002, First State had total assets of $16.3 million, loans of $5.5 million and deposits of $14.1 million.

In connection with the purchase, the Company paid a cash premium of $1.7 million of which $293,000 was identified as core deposit intangibles. The remaining $1.4 million of the premium was recorded as goodwill. The core deposit intangibles are being amortized using an accelerated amortization method over an 8 year life.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The acquisition was accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of the acquired branches were recorded at their fair values at the acquisition date.

On May 8, 2002, the Company completed the acquisition of Texas Guaranty Bank, N.A. (“Texas Guaranty”) for approximately $11.8 million in cash. Texas Guaranty operated three (3) offices in Houston, Texas, all of which became full service banking centers of the Bank. As of May 8, 2002, Texas Guaranty had total assets of $74.0 million, loans of $45.7 million and deposits of $61.8 million.

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles for fiscal 2004 and 2003 were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)
Balance as of December 31, 2002	$68,290	$4,121
Less:
Amortization	—	(818)
Add:
Acquisition of Abrams Centre Bancshares	6,707	430
Acquisition of Dallas Bancshares	2,953	45
Acquisition of MainBancorp	27,180	2,657
Acquisition of FSBNT	13,884	—
Purchase accounting adjustments to prior year acquisitions:
Acquisition of Texas Guaranty Bank	12	—
Acquisition of First State Bank of Needville	96	—
Acquisition of Paradigm Bancorporation	(826)	—
Acquisition of First National Bank of Bay City	(311)	308
Acquisition of Southwest Bank Holding Company	27	—

Balance as of December 31, 2003	$118,012	$6,743
Less:
Amortization	—	(1,781)
Add:
Acquisition of Liberty Bancshares	23,803	3,797
Acquisition of Village Bank and Trust, ssb	11,851	331
Acquisition of MainBancorp	(203)	300
Acquisition of FSBNT	(2,266)	2,102
Purchase accounting adjustments to prior year acquisitions (deferred tax adjustments):
Acquisition of FSBNT	404	—
Acquisition of MainBancorp	748	—
Acquisition of Texas Guaranty Bank	(9)	—
Acquisition of First State Bank of Needville	(6)	—
Acquisition of Paradigm Bancorporation	(127)	—
Acquisition of Abrams Centre	153	—
Acquisition of Dallas Bancshares	24	—
Acquisition of Southwest Bank Holding Company	796	—

Balance as of December 31, 2004	$153,180	$11,492

Purchase accounting adjustments to prior year acquisitions were made to adjust deferred tax asset balances. Gross core deposit intangibles outstanding were $14.3 million at December 31, 2004.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Core deposit intangibles are amortized on an accelerated basis over their estimated lives which is 8 years. Amortization expense related to intangible assets totaled $1.8 million in 2004, $818,000 in 2003 and $192,000 in 2002. The estimated aggregate future amortization expense for intangible assets remaining as of December 31, 2004 is as follows (dollars in thousands):

2005	$2,106
2006	1,963
2007	1,820
2008	1,678
2009	1,535
Thereafter	2,390

Total	$11,492

4. CASH AND DUE FROM BANKS

The Bank is required by the Federal Reserve Bank to maintain average reserve balances. “Cash and due from banks” in the consolidated balance sheets includes amounts so restricted of $20.9 million and $29.6 million at December 31, 2004 and 2003, respectively.

5. SECURITIES

The amortized cost and fair value of investment securities are as follows:

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
	(Dollars in thousands)
Available for Sale
U.S. Treasury securities and obligations of U.S. government agencies	$10,579	$2	$69	$10,512	$10,512
70% non-taxable preferred stock	24,000	—	6,150	17,850	17,850
States and political subdivisions	14,382	1,366	—	15,748	15,748
Collateralized mortgage obligations	13,143	76	35	13,184	13,184
Mortgage-backed securities	112,050	545	502	112,093	112,093
Qualified Zone Academy Bond	8,000	—	—	8,000	8,000
Equity securities	296	—	—	296	296

Total	$182,450	$1,989	$6,756	$177,683	$177,683

Held to Maturity
U.S. Treasury securities and obligations of U.S. government agencies	$20,147	$661	$6	$20,802	$20,147
States and political subdivisions	23,317	510	15	23,812	23,317
Corporate debt securities	10,491	301	—	10,792	10,491
Collateralized mortgage obligations	225,851	97	802	225,146	225,851
Mortgage-backed securities	845,303	3,559	4,914	843,948	845,303

Total	$1,125,109	$5,128	$5,737	$1,124,500	$1,125,109

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
	(Dollars in thousands)
Available for Sale
U.S. Treasury securities and obligations of U.S. government agencies	$15,824	$247	$—	$16,071	$16,071
70% non-taxable preferred stock	44,015	—	327	43,688	43,688
States and political subdivisions	15,141	1,798	—	16,939	16,939
Collateralized mortgage obligations	17,745	510	68	18,187	18,187
Mortgage-backed securities	159,525	1,179	224	160,480	160,480
Qualified Zone Academy Bond	8,000	—	—	8,000	8,000
Equity securities	283	—	—	283	283

Total	$260,533	$3,734	$619	$263,648	$263,648

Held to Maturity
U.S. Treasury securities and obligations of U.S. government agencies	$32,938	$1,591	$14	$34,515	$32,938
States and political subdivisions	30,597	1,121	—	31,718	30,597
Corporate debt securities	15,619	743	—	16,362	15,619
Collateralized mortgage obligations	160,742	1,338	191	161,889	160,742
Mortgage-backed securities	873,336	7,806	3,175	877,967	873,336

Total	$1,113,232	$12,599	$3,380	$1,122,451	$1,113,232

In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Management has the ability and intent to hold its securities until they mature, at which time the Company will receive full value for the securities. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2004, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s consolidated statements of income.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Securities with unrealized losses segregated by length of time such securities have been in a continuous loss position at December 31, 2004, were as follows:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
U.S. Treasury securities and obligations of U.S. government agencies	$9,979	$69	$—	—	$9,979	$69
70% non-taxable preferred stock	12,250	4,750	5,600	1,400	17,850	6,150
Collateralized mortgage obligations	2,921	13	2,132	22	5,053	35
Mortgage backed securities	44,229	277	17,086	225	61,315	502

Total	$69,379	$5,109	$24,818	$1,647	$94,197	$6,756

Held to Maturity
U.S. Treasury securities and obligations of U.S. government agencies	$998	$6	$—	—	$998	$6
70% non-taxable preferred stock	3,359	15	—	—	3,359	15
Collateralized mortgage obligations	190,352	802	—	—	190,352	802
Mortgage backed securities	498,584	3,422	74,922	1,492	573,506	4,914

Total	$693,293	$4,245	$74,922	$1,492	$768,215	$5,737

The amortized cost and fair value of investment securities at December 31, 2004, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	December 31, 2004
	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$18,315	$18,560	$5,407	$5,383
Due after one year through five years	30,129	31,138	5,918	5,883
Due after five years through ten years	5,511	5,708	11,727	12,027
Due after ten years	—	—	34,204	29,113

Subtotal	53,955	55,406	57,256	52,406
Mortgage-backed securities and collateralized mortgage obligations	1,071,154	1,069,094	125,194	125,277

Total	$1,125,109	$1,124,500	$182,450	$177,683

Gross proceeds from the sale of securities classified as available for sale was approximately $20.1 million for the year ended December 31, 2004 and resulted in a gain of $78,000 for the same period. There were no sales of securities in 2003.

The Company does not own securities of any one issuer (other than the U.S. government and its agencies) for which aggregate adjusted cost exceeds 10% of the consolidated shareholders’ equity at December 31, 2004 and December 31, 2003.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Securities with an amortized cost of $790.2 million and $600.4 million and a fair value of $789.6 million and $605.6 million at December 31, 2004 and 2003, respectively, were pledged to collateralize public deposits and for other purposes required or permitted by law.

6. LOANS

The loan portfolio consists of various types of loans made principally to borrowers located in Southeast Texas, Dallas and Austin and is classified by major type as follows:

	December 31,
	2004	2003
	(Dollars in thousands)
Commercial and industrial	$144,432	$93,989
Real estate:
Construction and land development	109,591	36,470
1-4 family residential	260,453	237,055
Home equity	34,453	27,943
Commercial mortgages	369,151	260,882
Farmland	22,240	15,247
Multi-family residential	18,187	20,679
Agriculture	21,906	20,693
Other	2,246	2,274
Consumer	52,887	54,980

Total	1,035,546	770,212
Less unearned discount	33	159

Total	$1,035,513	$770,053

The contractual maturity ranges of the commercial and industrial and construction and land development portfolios and the amount of such loans with predetermined interest rates and floating rates in each maturity range are summarized in the following table:

	December 31, 2004
	One Year or Less	After One Through Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial and industrial	$72,934	$55,947	$15,551	$144,432
Construction and land development	84,235	19,766	5,590	109,591

Total	$157,169	$75,713	$21,141	$254,023

Loans with a predetermined interest rate	$39,873	$23,736	$4,351	$67,960
Loans with a floating interest rate	117,296	51,977	16,790	186,063

Total	$157,169	$75,713	$21,141	$254,023

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2004 and 2003, loans outstanding to directors, officers and their affiliates totaled $8.1 million and $5.6 million, respectively. In the opinion of management, all transactions entered into between the Company and such related parties have been, and are, in the ordinary course of business, made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related-party loans is as follows:

	Year Ended December 31,
	2004	2003
	(Dollars in thousands)
Beginning balance	$5,589	$9,804
New loans and reclassified related loans	4,217	3,333
Repayments	(2,460)	(7,548)

Ending balance	$7,346	$5,589

7. ALLOWANCE FOR CREDIT LOSSES

An analysis of activity in the allowance for credit losses is as follows:

	Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Balance at beginning of year.	$10,345	$9,580	$5,985
Balance acquired in the Texas Guaranty, First State, Paradigm, FNB and Southwest acquisitions	—	—	2,981
Balance acquired in the Abrams, Dallas Bancshares, MainBancorp and FSBNT acquisitions	—	1,900	—
Balance acquired in the Liberty and Village acquisitions	2,365	—	—
Addition— provision charged to operations	880	483	1,010
(Charge-offs) and recoveries:
Loans charged off	(950)	(2,241)	(767)
Loan recoveries	465	623	371

Net (charge-offs) recoveries	(485)	(1,618)	(396)

Balance at end of year	$13,105	$10,345	$9,580

8. PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	Year Ended December 31,
	2004	2003
	(Dollars in thousands)
Land	$8,636	$7,907
Buildings	30,236	27,823
Furniture, fixtures and equipment	10,739	9,980
Construction in progress	74	106

Total	49,685	45,816
Less accumulated depreciation	(13,892)	(11,517)

Premises and equipment, net	$35,793	$34,299

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. DEPOSITS

Included in interest-bearing deposits are certificates of deposit in amounts of $100,000 or more. These certificates and their remaining maturities at December 31, 2004 were as follows:

December 31, 2004
(Dollars in thousands)
Three months or less	$174,012
Greater than three through six months	68,672
Greater than six through twelve months	73,199
Thereafter	95,407

Total	$411,290

Interest expense for certificates of deposit in excess of $100,000 was $8.5 million, $7.4 million and $6.9 million, for the years ended December 31, 2004, 2003 and 2002, respectively.

The Company has no brokered deposits and there are no major concentrations of deposits with any one depositor.

10. OTHER BORROWINGS

Other Borrowings—The Company utilizes borrowings to supplement deposits to fund its lending and investment activities. As needed, the Company obtains additional funds from the Federal Home Loan Bank (“FHLB”) and correspondent banks. At December 31, 2004, the Company had $13.1 million in FHLB borrowings compared with $11.9 million in FHLB borrowings at December 31, 2003, all of which consisted of long-term FHLB notes payable. The $1.2 million increase is attributable to the acquisition of one note from Village Bank and Trust, ssb partially offset by normal pay downs on the remaining notes. The maturity dates on the FHLB notes payable range from 2004 to 2028 and the interest rates range from 4.64% to 6.48%. FHLB advances are considered short-term, overnight borrowings. The Company had no FHLB advances outstanding at December 31, 2004 and 2003. The highest outstanding balance of FHLB advances during 2004 was $50.0 million compared with $59.3 million during 2003. The Company had no federal funds purchased at December 31, 2004 or 2003.

At December 31, 2004, the Company had $25.1 million in securities sold under repurchase agreements compared with $19.0 million at December 31, 2003, an increase of $6.1 million or 31.8%. The increase is primarily attributable to the Liberty acquisition.

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

In the normal course of business, the Company is a party to various financial instruments with off-balance-sheet risk to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. The contract or notional amounts of these instruments reflect the extent of the Company’s involvement in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making these commitments and conditional obligations as it does for on-balance-sheet instruments.

The following is a summary of the various financial instruments entered into by the Company:

	December 31,
	2004	2003
	(Dollars in thousands)
Commitments to extend credit	$190,845	$83,609
Standby letters of credit	5,863	4,069

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts disclosed above do not necessarily represent future cash funding requirements. At December 31, 2004, $24.6 million of commitments to extend credit have fixed rates ranging from 2.25% to 18.00%.

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

13. INCOME TAXES

The components of the provision for federal income taxes are as follows:

	Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Current	$16,211	$12,203	$8,963
Deferred	1,533	210	592

Total	$17,744	$12,413	$9,555

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for federal income taxes differs from the amount computed by applying the federal income tax statutory rate on income as follows:

	Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Taxes calculated at statutory rate	$18,358	$13,636	$10,807
Increase (decrease) resulting from:
Tax-exempt interest	(612)	(702)	(690)
Qualified Zone Academy Bond credit	(373)	(373)	(373)
Dividends received deduction	(286)	(436)	(298)
Amortization of CDI and goodwill	623	—	61
Other, net	35	288	48

Total	$17,744	$12,413	$9,555

Deferred tax assets and liabilities are as follows:

	December 31,
	2004	2003
	(Dollars in thousands)
Deferred tax assets:
Allowance for credit losses	$4,193	$2,056
Nonaccrual loan interest	104	104
Accrued liabilities	349	—
Transfers from acquired banks	—	2,753
Bank premises and equipment	1,080	616
Basis difference in loans	199	—
Unrealized loss on available for sale securities	1,669	—
Loss carry forwards	1,280	—
Credit carry forwards	2,077	—
Other	282	1

Total deferred tax assets	11,233	5,560

Deferred tax liabilities:
Accretion on investments	$(1,196)	$(702)
Bank premises and equipment	—	—
Goodwill and core deposit intangibles	(4,879)	(1,265)
Securities premium amortization	(205)	(368)
Investments in partnerships	(1,259)	—
Prepaid expenses	(260)	—
Unrealized gain on available for sale securities	—	(1,091)
FHLB dividends	(98)	(25)
Other	—	—

Total deferred tax liabilities	(7,897)	(3,451)

Net deferred tax assets	$3,336	$2,109

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and estimates of future taxable income over the periods for which the deferred tax assets are deductible, management

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

believes it is more likely than not the Company will realize the benefits of these deductible differences at December 31, 2004.

14. STOCK INCENTIVE PROGRAMS

The Company had two stock-based employee compensation plans at December 31, 2004. Prior to 2003, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost was reflected in previously reported results, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In December 2002, the FASB issued Statement No. 148 (SFAS 148). Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment to FASB Statement 123. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. Effective January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, as provided by SFAS No. 148 for stock-based employee compensation.

During 1995, the Company’s Board of Directors approved a stock option plan (the “1995 Plan”) for executive officers and key associates to purchase common stock of Bancshares. A total of 660,000 options have been granted under the 1995 plan as of December 31, 2004. Compensation expense was not recognized for the stock options granted under the 1995 Plan because the options had an exercise price approximating the fair value of Bancshares’ common stock at the date of grant. The maximum number of shares reserved for issuance pursuant to options granted under the 1995 Plan is 680,000 (after two-for-one and four-for-one stock splits). Options to acquire a total of 88,000 shares of common stock of Bancshares were outstanding at December 31, 2004, of which 3,000 shares were exercisable.

During 1998, the Company’s Board of Directors and shareholders approved a second stock option plan (the “1998 Plan”) which authorizes the issuance of up to 920,000 (after two-for-one stock split) shares of the common stock of Bancshares under both “non-qualified” and “incentive” stock options to employees and “non-qualified” stock options to directors who are not employees. The 1998 Plan also provides for the granting of restricted stock awards, stock appreciation rights, phantom stock awards and performance awards on substantially similar terms. Compensation expense was not recognized for the stock options granted under the 1998 Plan because the options had an exercise price approximating the fair value of Bancshares common stock at the date of grant. Options to purchase a total of 784,500 shares of common stock of Bancshares were outstanding at December 31, 2004 of which 36,300 shares were exercisable.

In December 2004, the Company’s Board of Directors established the Prosperity Bancshares, Inc. 2004 Stock Incentive Plan (the “2004 Plan”), which was approved by the Company’s shareholders on February 23, 2005. The 2004 Plan authorizes the issuance of up to 1,250,000 shares of Common Stock upon the exercise of options granted under the 2004 Plan or upon the grant or exercise, as the case may be, of other awards granted under the 2004 Plan. The 2004 Plan provides for the granting of incentive and nonqualified stock options to employees and nonqualified stock options to directors who are not employees. The 2004 Plan also provides for the granting of shares of restricted stock, stock appreciation rights, phantom stock awards and performance awards on substantially similar terms. As of the March 1, 2005, no options or other awards had been granted under the 2004 Plan.

On September 1, 2002, the Company acquired Paradigm Bancorporation. The options to purchase shares of Paradigm common stock outstanding at the effective time of the transaction were converted (at a rate of 1 to 1.08658) into options to purchase a total of 34,673 shares of Bancshares Common Stock at exercise prices ranging from $8.28 to $11.50 per share. The converted options are governed by the original plan under which they were issued. A total of 14,782 options were outstanding at December 31, 2004.

On November 1, 2003, the Company acquired MainBancorp, Inc. A portion of the options to purchase shares of MainBancorp common stock outstanding at the effective time of the transaction were converted at the option of the holder into options to purchase a total of 100,851 shares of Bancshares Common Stock at exercise prices ranging from $8.03 to $16.26 per share. The converted options are governed by the original plan under which they were issued. A total of 31,127 options were outstanding at December 31, 2004.

On August 1, 2004, the Company acquired Liberty Bancshares, Inc. A portion of the options to purchase shares of Liberty Bank common stock outstanding at the effective time of the transaction, at the option of the holder, were converted into options to purchase a total of 107,948 shares of Bancshares Common Stock at exercise prices ranging from $3.66 to $7.79 per share. The converted options are governed by the original plan under which they were issued. No options were outstanding at December 31, 2004.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31,
	2004		2003		2002
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
Options outstanding, beginning of period	599,692	$11.69	684,153	$8.65	530,180	$4.47
Options granted	576,948 (1)	22.69	164,851 (2)	14.58	287,804 (3)	16.92
Options forfeited	(52,000)	19.65	(78,674)	15.91	(29,237)	15.55
Options exercised	(206,231)	4.60	(170,638)	5.83	(104,504)	2.48

Options outstanding, end of period	918,409	$19.64	599,692	$11.69	684,153	$8.65

(1)	Includes options to acquire 107,948 shares of Bancshares Common Stock assumed in connection with the Liberty acquisition.

(2)	Includes options to acquire 100,851 shares of Bancshares Common Stock assumed in connection with the MainBancorp acquisition.

(3)	Includes options to acquire 34,673 shares of Bancshares Common Stock assumed in connection with the Paradigm acquisition.

At December 31, 2004, there were 85,209 options exercisable under all plans at a weighted average exercise price of $14.00. During 2004, 260,231 options were exercised. At December 31, 2003, there were 79,192 options exercisable under all plans at a weighted average exercise price of $9.68 and 170,638 options were exercised. At December 31, 2002, there were 54,153 options exercisable under all plans and 104,504 options were exercised.

During 2004, the Company granted 469,000 options under the 1998 Plan. The options were granted at exercise prices ranging from $23.60 per share to $27.02 per share. Compensation expense in the amount of $141,000 was recorded.

During 2003, the Company granted 64,000 options under the 1998 Plan. The options were granted at exercise prices ranging from $19.30 per share to $23.10 per share. Compensation expense in the amount of $24,000 was recorded.

During 2002, the Company granted 254,000 options under the 1998 Plan. The options were granted at exercise prices ranging from $16.55 per share to $19.01 per share. Compensation expense was not recorded for the stock options because the exercise price approximated the fair value of common stock at the date of grant and the Company had not adopted SFAS No. 123.

The weighted-average fair value of the stock options granted on the respective grant dates ranged from $5.09 to $6.94 in 2004 and ranged from $3.89 to $5.13 in 2003 respectively. The weighted-average remaining contractual life of options outstanding as of December 31, 2004 ranged from 9.05 years to 9.80 years for the options granted in 2004 and ranged from 8.35 years to 8.84 years for the options granted in 2003, respectively. The weighted-average fair value of the stock options on the grant dates ranged from $3.89 to $5.13 in 2003 and ranged from $3.86 to $4.10 in 2002 respectively. The weighted-average remaining contractual life of options outstanding as of December 31, 2004 ranged from 8.35 years to 8.84 years for the options granted in 2003 and ranged from 7.33 years to 7.91 years for the options granted in 2002, respectively.

The fair value of options was estimated using an option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2004	2003	2002
Expected life	5.82	4.50	4.50
Risk free interest rate	3.56%	2.58%	5.57%
Volatility	22.00%	23.00%	23.00%
Dividend yield	1.13%	1.25%	1.31%

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents information relating to the Company’s stock options outstanding at December 31, 2004:

	Options Outstanding 2004
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
$ 0.00-$ 5.00	80,000	$2.76	2.07
$ 5.01-$10.00	13,433	7.52	5.46
$10.01-$15.00	143,349	10.10	8.36
$15.00-$20.00	202,627	17.68	7.76
$20.01-$25.00	75,000	23.56	9.34
$25.01-$30.00	404,000	22.02	9.80

	918,409	$19.64	8.35

15. PROFIT SHARING PLAN

The Company has adopted a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code whereby the participants may contribute a percentage of their compensation as permitted under the Code. Matching contributions are made at the discretion of the Company. Presently, The Company matches 50 % of an employee’s contributions, up to 15% of compensation, not to exceed the maximum allowable pursuant to the Internal Revenue Code and excluding catch-up contributions. Such matching contributions were approximately $681,000, $593,000 and $439,000, for the years ended December 31, 2004, 2003 and 2002, respectively.

16. COMMITMENTS AND CONTINGENCIES

Leases – The following table presents a summary of non-cancelable future operating lease commitments as of December 31, 2004 (dollars in thousands):

2005	$2,028
2006	1,890
2007	1,753
2008	1,419
2009	1,102
Thereafter	2,548

Total	$10,740

It is expected that in the normal course of business, expiring leases will be renewed or replaced by leases on other property or equipment.

Rent expense under all noncancelable operating lease obligations aggregated approximately $1.8 million for the year ended December 31, 2004, $1.3 million for the year ended December 31, 2003 and $1.6 million for the year ended December 31, 2002.

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

To meet the capital adequacy requirements, the Company and the Bank must maintain minimum capital amounts and ratios as defined in the regulations. Management believes, as of December 31, 2004 that the Company and the Bank met all capital adequacy requirements to which they are subject.

At December 31, 2004, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There have been no conditions or events since that notification which management believes have changed the Bank’s category.

The following is a summary of the Company’s and the Bank’s capital ratios at December 31, 2004 and 2003 (dollars in thousands):

	Actual		For Capital Adequacy Purposes		To Be Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
CONSOLIDATED:
As of December 31, 2004:
Total Capital (to Risk Weighted Assets)	$173,179	14.67%	$94,411	8.0%	N/A	N/A
Tier I Capital (to Risk Weighted Assets)	160,074	13.56	47,205	4.0	N/A	N/A
Tier I Capital (to Average Tangible Assets)	160,074	6.30	76,218	3.0	N/A	N/A
As of December 31, 2003:
Total Capital (to Risk Weighted Assets)	$161,154	16.90%	$76,282	8.0%	N/A	N/A
Tier I Capital (to Risk Weighted Assets)	150,809	15.82	38,141	4.0	N/A	N/A
Tier I Capital (to Average Tangible Assets)	150,809	7.10	63,753	3.0	N/A	N/A

	Actual		For Capital Adequacy Purposes		To Be Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
PROSPERITY BANK® ONLY:
As of December 31, 2004:
Total Capital (to Risk Weighted Assets)	$167,157	14.20%	$94,156	8.0%	$117,695	10.0%
Tier I Capital (to Risk Weighted Assets)	154,052	13.09	47,078	4.0%	70,617	6.0
Tier I Capital (to Average Tangible Assets)	154,052	6.07	76,120	3.0%	126,867	5.0
As of December 31, 2003:
Total Capital (to Risk Weighted Assets)	$146,823	15.40%	$76,262	8.0%	$95,328	10.0%
Tier I Capital (to Risk Weighted Assets)	136,478	14.32	38,131	4.0	57,197	6.0
Tier I Capital (to Average Tangible Assets)	136,478	6.43	63,724	3.0	106,207	5.0

Dividends paid by Bancshares and the Bank are subject to restrictions by certain regulatory agencies. Dividends paid by Bancshares during the years ended December 31, 2004 and 2003 were $6.7 million and $4.9 million, respectively. There were $40.0 million of dividends paid by the Bank to Bancshares during the year ended 2004 and $37.9 million paid by the Bank to Bancshares during the year ended 2003.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents—For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Interest-Bearing Deposits in Financial Institutions—The carrying amount is a reasonable estimate of fair value.

Securities—For securities held as investments, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loan Receivables—For certain homogeneous categories of loans (such as some residential mortgages and other consumer loans), fair value is estimated by discounting the future cash flows using the risk-free Treasury rate for the applicable maturity, adjusted for servicing and credit risk. The carrying value of variable rate loans approximates fair value because the loans reprice frequently to current market rates.

Junior Subordinated Debentures—The fair value of the junior subordinated debentures was calculated using the quoted market price.

Deposits—The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

Other Borrowings—Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt using a discounted cash flows methodology.

Off-Balance Sheet Financial Instruments—The fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreement and the present creditworthiness of the counterparties.

Securities Sold Under Repurchase Agreements—The fair value of securities sold under repurchase agreements is the amount payable on demand at the reporting date.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated fair values of the Company’s interest-earning financial instruments are as follows (dollars in thousands):

	December 31,
	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and due from banks	$58,760	$58,760	$71,983	$71,983
Interest bearing deposits in financial institutions	200	200	200	200
Federal funds sold	79,150	79,150	11,730	11,730
Held to maturity securities	1,125,109	1,124,500	1,113,232	1,122,451
Available for sale securities	177,683	177,683	263,648	263,648
Loans	1,035,513	1,046,218	770,053	782,961
Less allowance for credit losses	(13,105)	(13,105)	(10,345)	(10,345)

Total	$2,463,310	$2,473,406	$2,220,501	$2,242,628

Financial liabilities:
Deposits	$2,317,076	$2,322,213	$2,083,748	$2,089,859
Junior subordinated debentures	47,424	42,795	59,804	60,704
Other borrowings	—	—	—	—
Securities sold under repurchase agreements	25,058	25,058	19,006	19,006
Federal Home Loan Bank notes payable	13,116	14,021	11,929	13,015

Total	$2,402,674	$2,404,087	$2,174,487	$2,182,584

The differences in fair value and carrying value of commitments to extend credit and standby letters of credit were not material at December 31, 2004 and 2003.

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19.	JUNIOR SUBORDINATED DEBENTURES

At December 31, 2004, the Company had four issues of junior subordinated debentures outstanding totaling $47.4 million as shown in the following table:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate	Junior Subordinated Debt Owed to Trusts	Maturity Date
Prosperity Statutory Trust II	July 31, 2001	$15,000,000	3-month LIBOR + 3.58%, not to exceed 12.50%	$15,464,000	July 31, 2031
Paradigm Capital Trust II(1)	Aug. 31, 2002	6,000,000	3-month LIBOR + 4.50%	6,186,000	Feb. 20, 2031
Prosperity Statutory Trust III	Aug. 15, 2003	12,500,000	6.50%(2)	12,887,000	Sept. 17, 2033
Prosperity Statutory Trust IV	Dec. 30, 2003	12,500,000	6.50%(3)	12,887,000	Dec. 30, 2033

(1)	Assumed in connection with the Paradigm acquisition on September 1, 2002.

(2)	The debentures bear a fixed interest rate until September 17, 2008, when the rate begins to float on a quarterly basis based on the three-month LIBOR plus 3.00%.

(3)	The debentures bear a fixed interest rate until December 30, 2008, when the rate begins to float on a quarterly basis based on the three-month LIBOR plus 2.85%.

On December 31, 2004, the Company redeemed in full the $12.4 million in junior subordinated debentures issued to Prosperity Capital Trust I. Prosperity Capital Trust I in turn redeemed in full the trust preferred securities and common securities it issued.

Each of the trusts is a capital or statutory business trust organized for the sole purpose of issuing trust securities and investing the proceeds in the Company’s junior subordinated debentures. The preferred trust securities of each trust represent preferred beneficial interests in the assets of the respective trusts and are subject to mandatory redemption upon payment of the junior subordinated debentures held by the trust. The common securities of each trust are wholly-owned by the Company. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payment on the related junior subordinated debentures. The debentures, which are the only assets of each trust, are subordinate and junior in right of payment to all of the Company’s present and future senior indebtedness. The Company has fully and unconditionally guaranteed each trust’s obligations under the trust securities issued by each respective trust to the extent not paid or made by each trust, provided such trust has funds available for such obligations.

Under the provisions of each issue of the debentures, the Company has the right to defer payment of interest on the debentures at any time, or from time to time, for periods not exceeding five years. If interest payments on either issue of the debentures are deferred, the distributions on the applicable trust preferred securities and common securities will also be deferred.

In late 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46R (FIN 46R), “Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (Revised December 2003).” FIN 46R requires that trust preferred securities be deconsolidated from the Company’s consolidated financial statements. The Company adopted FIN 46R on January 1, 2004 and as a result, no longer reflects the trust preferred securities in its consolidated financial statements. Instead, the junior subordinated debentures are shown as liabilities in the Company’s consolidated balance sheets and interest expense associated with the junior subordinated debentures is shown as interest expense in the Company’s consolidated statements of income.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20. PARENT COMPANY ONLY FINANCIAL STATEMENTS

PROSPERITY BANCSHARES, INC.

(Parent Company Only)

BALANCE SHEETS

	December 31,
	2004	2003
	(Dollars in thousands)
ASSETS
Cash	$4,614	$14,398
Investment in subsidiary	311,656	259,284
Investment in Prosperity Capital Trust I	—	380
Investment in Prosperity Statutory Trust II	464	464
Investment in Prosperity Statutory Trust III	387	387
Investment in Prosperity Statutory Trust IV	387	387
Investment in Paradigm Capital Trust II	186	186
Goodwill, net	3,983	3,983
Other assets	1,753	245

TOTAL	$323,430	$279,714

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accrued interest payable and other liabilities	$359	$322
Junior subordinated debentures	47,424	59,804

Total liabilities	47,783	60,126

SHAREHOLDERS’ EQUITY:
Common stock	22,418	20,967
Capital surplus.	134,288	102,594
Retained earnings	122,647	94,610
Unrealized (loss) gain on available for sale securities, net of tax benefit and tax	(3,099)	2,024
Less treasury stock, at cost, 37,088 shares	(607)	(607)

Total shareholders’ equity	275,647	219,588

TOTAL	$323,430	$279,714

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PROSPERITY BANCSHARES, INC.

(Parent Company Only)

STATEMENTS OF INCOME

	For the Years Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
OPERATING INCOME:
Dividends from subsidiaries	$40,000	$37,900	$18,350
Other income	112	79	66

Total income	40,112	37,979	18,416
OPERATING EXPENSE:
Junior subordinated debentures interest expense	4,046	2,630	2,170
Other expenses	369	278	174

Total operating expense	4,415	2,908	2,344

INCOME BEFORE INCOME TAX BENEFIT AND EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	35,697	35,071	16,072
FEDERAL INCOME TAX BENEFIT	1,498	990	797

INCOME BEFORE EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	37,195	36,061	16,869
(DISTRIBUTIONS IN EXCESS OF EARNINGS) EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	(2,488)	(9,513)	4,452

NET INCOME	$34,707	$26,548	$21,321

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PROSPERITY BANCSHARES, INC.

(Parent Company Only)

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$34,707	$26,548	$21,321
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	2,488	9,513	(4,452)
Amortization of goodwill	—	—	—
(Increase) decrease in other assets	(1,508)	369	268
Increase (decrease) in accrued interest payable and other liabilities	37	(164)	(43)

Total adjustments	(1,017)	9,718	(4,227)

Net cash provided by operating activities	35,724	36,266	17,094

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital contribution to subsidiary	(10)	—	—

Net cash used in investing activities	(10)	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	1,047	995	260
Redemption of junior subordinated debentures (net)	(12,000)	—	—
Payments of cash dividends	(6,670)	(4,855)	(3,866)
Cash paid to dissenting shareholders	—	—	(3)
Stock option compensation expense	141	—	—
Cash paid for acquisitions	(28,016)	(44,805)	(24,789)
Proceeds from issuance of junior subordinated debentures (net)	—	24,770	—

Net cash used in financing activities	(45,498)	(23,895)	(28,398)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(9,784)	12,371	(11,304)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	14,398	2,027	433

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,614	$14,398	$2,027

Exhibit Index

Exhibit Number(1)	Description

2.1

-   Agreement and Plan of Reorganization, dated as of October 25, 2004, by and between the Company and First Capital Bankers, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-121767)).

2.2

-   Agreement and Plan of Reorganization dated as of May 1, 2002 by and between Prosperity Bancshares, Inc. and Paradigm Bancorporation, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-91248))

2.3

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

2.5

-   Agreement and Plan of Reorganization by and between the Prosperity Bancshares, Inc and Commercial Bancshares, Inc. dated November 8, 2000 (incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-52342))

2.6

-   Agreement and Plan of Reorganization by and between Prosperity Bancshares, Inc. and South Texas Bancshares, Inc. dated June 17, 1999 (incorporated herein by reference to Exhibit 2.1 to the Company’s Form 10-Q for the quarter ended June 30, 1999)

2.7

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

4.3

-   Amended and Restated Declaration of Trust of Prosperity Statutory Trust II dated as of July 31, 2001 (incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

4.4

-   Guarantee Agreement dated as of July 31, 2001 by and between Prosperity Bancshares, Inc. and State Street Bank and Trust Company of Connecticut, National Association (incorporated herein by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.1†		- Prosperity Bancshares, Inc. 1995 Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267))

10.2†		- Prosperity Bancshares, Inc. 1998 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267))

10.3†		- Prosperity Bancshares, Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4 (Registration No. 333- 121767))

10.4†

-   Amended and Restated Employment Agreement by and between Prosperity Bank and David Zalman (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 18, 2005)

10.5†

-   Amended and Restated Employment Agreement by and between Prosperity Bank and H. E. Timanus, Jr. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 18, 2005)

10.6†

-   Employment Agreement between the Company, Prosperity Bank and D. Michael Hunter (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-4 (Registration No. 333-121767))

10.7†

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

10.9†		- Paradigm Bancorporation, Inc. 1999 Stock Incentive Plan (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-100815))

10.10†		- MainBancorp, Inc. 1996 Employee Stock Option Plan (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-110755))

10.11†		- Form of MainBancorp, Inc. Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-110755))

10.12†	*	- First Capital Bankers, Inc. 1996 Executive Stock Option Plan

10.13†	*	- First Capital Bankers, Inc. Amended and Restated 1998 Stock Option Plan

21.1	*	- Subsidiaries of Prosperity Bancshares, Inc.

23.1	*	- Consent of Deloitte & Touche LLP

31.1	*	- Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	*	- Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	*	- Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	- Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract or compensatory plan or arrangement.
*	Filed with this Annual Report on Form 10-K.
(1)	The Company has other long-term debt agreements that meet the exclusion set forth in Section 601(b)(4)(iii)(A) of Regulation S-K. The Company hereby agrees to furnish a copy of such agreements to the Commission upon request.