Form 10-Q
period 2005-03-31
PROSPERITY BANCSHARES INC
filed 2005-05-10
CIK 1068851

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

As of May 3, 2005, there were 27,492,313 shares of the registrant’s Common Stock, par value $1.00 per share, outstanding.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

INDEX TO FORM 10-Q

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Interim Financial Statements	3
	Consolidated Balance Sheets as of March 31, 2005 (unaudited) and December 31, 2004 (unaudited)	3
	Consolidated Statements of Income for the Three Months Ended March 31, 2005 and 2004 (unaudited)	4
	Consolidated Statements of Shareholders’ Equity for the Year Ended December 31, 2004 (unaudited) and for the Three Months Ended March 31, 2005 (unaudited)	5
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004 (unaudited)	6
	Notes to Interim Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20
Item 4.	Controls and Procedures	20

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults upon Senior Securities	21
Item 4.	Submission of Matters to a Vote of Security Holders	21
Item 5.	Other Information	21
Item 6.	Exhibits	21
Signatures		22

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

PROSPERITY BANCSHARES, INC®. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2005	December 31, 2004
	(Dollars in thousands, except share data)
ASSETS
Cash and due from banks	$71,695	$58,760
Federal funds sold	55,796	79,150

Total cash and cash equivalents	127,491	137,910
Interest-bearing deposits in financial institutions	196	200
Available for sale securities, at fair value (amortized cost of $285,192 and $182,450, respectively)	279,044	177,683
Held to maturity securities, at cost (fair value of $1,185,580 and $1,124,500, respectively)	1,207,419	1,125,109
Loans	1,500,138	1,035,513
Less allowance for credit losses	(16,934)	(13,105)

Loans, net	1,483,204	1,022,408
Accrued interest receivable	12,959	10,171
Goodwill	245,256	153,180
Core deposit intangibles, net of accumulated amortization of $3,515 and $2,792, respectively	24,883	11,492
Bank premises and equipment, net	49,996	35,793
Other real estate owned	720	341
Other assets	48,579	22,941

TOTAL	$3,479,747	$2,697,228

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$592,238	$518,358
Interest-bearing	2,301,443	1,798,718

Total deposits	2,893,681	2,317,076
Other borrowings	43,543	13,116
Securities sold under repurchase agreements	25,726	25,058
Accrued interest payable	3,002	3,102
Other liabilities	12,291	15,805
Junior subordinated debentures	75,775	47,424

Total liabilities	3,054,018	2,421,581
SHAREHOLDERS’ EQUITY:
Common stock, $1 par value; 50,000,000 shares authorized; 27,513,484 and 22,418,128 shares issued at March 31, 2005 and December 31, 2004, respectively; 27,476,396 and 22,381,040 shares outstanding at March 31, 2005 and December 31, 2004, respectively	27,513	22,418
Capital surplus	271,916	134,288
Retained earnings	130,903	122,647
Accumulated other comprehensive income — net unrealized losses on available for sale securities, net of tax benefit of $2,152 and $1,669, respectively	(3,996)	(3,099)
Less treasury stock, at cost, 37,088 shares at March 31, 2005 and December 31, 2004, respectively	(607)	(607)

Total shareholders’ equity	425,729	275,647

TOTAL	$3,479,747	$2,697,228

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$19,670	$12,313
Securities:
Taxable	13,447	13,168
Nontaxable	346	385
70% nontaxable preferred dividends	128	452
Federal funds sold	441	53
Deposits in other financial institutions	1	1

Total interest income	34,033	26,372

INTEREST EXPENSE:
Deposits	8,271	5,781
Junior subordinated debentures	889	996
Note payable and other borrowings	396	248

Total interest expense	9,556	7,025

NET INTEREST INCOME	24,477	19,347
PROVISION FOR CREDIT LOSSES	120	120

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	24,357	19,227

NONINTEREST INCOME:
Customer service fees	5,408	4,760
Other	1,125	512

Total noninterest income	6,533	5,272

NONINTEREST EXPENSE:
Salaries and employee benefits	8,531	6,704
Net occupancy expense	1,371	1,043
Depreciation expense	970	701
Data processing	596	447
Communications expense	820	725
Core deposit intangibles amortization	723	383
Other	2,823	2,456

Total noninterest expense	15,834	12,459

INCOME BEFORE INCOME TAXES	15,056	12,040
PROVISION FOR INCOME TAXES	4,502	3,977

NET INCOME	$10,554	$8,063

EARNINGS PER SHARE
Basic	$0.44	$0.39

Diluted	$0.43	$0.38

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock				Accumulated Other Comprehensive Income
	Shares	Amount	Capital Surplus	Retained Earnings		Treasury Stock	Total Shareholders’ Equity
	(Dollars in thousands, except share data)
BALANCE AT JANUARY 31, 2004	20,966,706	$20,967	$102,594	$94,610	$2,024	$(607)	$219,588
Net income				34,707			34,707
Net change in unrealized (loss) gain on available for sale securities					(5,123)		(5,123)

Total comprehensive income							29,584

Sale of common stock in connection with the exercise of stock options	206,321	206	840				1,046
Common stock issued in connection with the Liberty acquisition	1,245,191	1,245	30,713				31,958
Stock option compensation expense			141				141
Cash dividends declared, $0.31 per share				(6,670)			(6,670)

BALANCE AT DECEMBER 31, 2004	22,418,218	22,418	134,288	122,647	(3,099)	(607)	275,647
Net income				10,554			10,554
Net change in unrealized loss on available for sale securities					(897)		(897)

Total comprehensive income							9,657

Sale of common stock in connection with the exercise of stock options	16,500	17	59				76
Common stock issued in connection with the First Capital acquisition	5,078,856	5,079	137,439				142,518
Stock option compensation expense			130				130
Cash dividends declared, $0.0825				(2,298)			(2,298)

BALANCE AT MARCH 31, 2005	27,513,484	$27,513	$271,916	$130,903	$(3,996)	$(607)	$425,729

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,554	$8,063
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,693	1,084
Provision for credit losses	120	120
Net amortization of discount/premium on investments	897	1,259
(Gain) loss on sale of other real estate	(67)	15
Loss (gain) on sale of premises and equipment	14	(68)
Decrease (increase) in other assets and accrued interest receivable	4,045	(368)
(Decrease) increase in accrued interest payable and other liabilities	(797)	4,088

Total adjustments	5,905	6,130

Net cash provided by operating activities	16,459	14,193

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of held to maturity securities	55,104	62,776
Purchase of held to maturity securities	(88,952)	(132,668)
Proceeds from maturities and principal paydowns of available for sale securities	13,986	18,545
Purchase of available for sale securities	(25,000)	—
Net decrease (increase) in loans	1,484	(434)
Net premium paid for First Capital	(107,110)	—
Net liabilities acquired in the purchase of First Capital, net of cash of $58,972	23,189	—
Purchase of bank premises and equipment	(338)	(272)
Net decrease in interest-bearing deposits in financial institutions	100	112
Net proceeds acquired from sale of bank premises, equipment, and other real estate	441	485

Net cash used in investing activities	(127,096)	(51,456)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in noninterest-bearing deposits	(13,478)	(24,252)
Net (decrease) increase in interest-bearing deposits	(27,068)	63,365
Net repayments from lines of credit	(330)	(184)
Net proceeds (repayments) from securities sold under repurchase agreements	668	(174)
Proceeds from exercise of stock options	76	63
Stock issued in connection with the First Capital acquisition	142,518	—
Stock option compensation expense	130	—
Payments of cash dividends	(2,298)	(1,571)

Net cash provided by financing activities	100,218	37,247

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(10,419)	$(16)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	137,910	83,713

CASH AND CASH EQUIVALENTS, END OF PERIOD	$127,491	$83,697

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

1. BASIS OF PRESENTATION

The interim consolidated financial statements include the accounts of Prosperity Bancshares, Inc.® (the “Company”) and its wholly-owned subsidiaries, Prosperity Bank ®(the “Bank”) and Prosperity Holdings of Delaware, LLC. All significant inter-company transactions and balances have been eliminated.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

2. INCOME PER COMMON SHARE

The following table illustrates the computation of basic and diluted earnings per share.

	Three Months Ended March 31,
	2005	2004
Net income available to shareholders	$10,554	$8,063
Weighted average shares outstanding	24,080	20,937
Potential dilutive shares	277	296

Weighted average shares and equivalents outstanding	24,357	21,233

Basic earnings per share	$0.44	$0.39

Diluted earnings per share	$0.43	$0.38

3. NEW ACCOUNTING STANDARDS

SFAS No. 123(R), “Share-Based Payment (Revised 2004).” SFAS 123(R) establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS 123(R) eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. The effective date for adoption of SFAS 123(R) was deferred by the Securities and Exchange Commission (“SEC”) in April 2005. SFAS 123(R) is now effective for the beginning of the next fiscal year that begins after June 15, 2005.

On March 29, 2005, the SEC issued SAB 107 to provide public companies additional guidance in applying the provisions of FASB Statement No. 123(R), Share-Based Payment. Among other things, SAB 107 describes the SEC staff’s expectations in determining the assumptions that underlie the fair value estimates and discusses the interaction of SFAS 123(R) with certain existing SEC guidance. The guidance is also beneficial to users of financial statements in analyzing the information provided under Statement 123(R). The SAB will be applied upon the adoption of SFAS 123(R).

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

4. RECENT ACQUISITIONS

On March 1, 2005, the Company completed its acquisition of FirstCapital Bankers, Inc. (the “First Capital acquisition”), Corpus Christi, Texas. Under the terms of the agreement, First Capital was merged into the Company and First Capital’s wholly owned subsidiary, FirstCapital Bank, s.s.b. was merged into the Bank. The Company issued approximately 5.079 million shares of its common stock for all of the issued and outstanding capital stock of First Capital and converted all outstanding options to acquire First Capital common stock into options to acquire approximately 234,000 shares of Company common stock. First Capital was privately held and operated thirty-two (32) banking offices in and around Corpus Christi, Houston and Victoria, Texas, five of which were closed and consolidated with existing banking centers of the Company.

The table below summarizes select proforma data for the two combined companies for the periods indicated:

	For the three months ended March 31,
	2005	2004
Net interest income	$28,272	$25,321
Net income	11,859	9,611
Earnings per share (diluted)	$0.43	$0.37

5. GOODWILL AND CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles (CDI) for three months ended March 31, 2005 were as follows:

	Goodwill	Core Deposit Intangibles
Balance as of December 31, 2004	$153,180	$11,492
Amortization	—	(723)
Acquisition of First Capital Bankers, Inc	92,996	14,114
Expenses associated with the acquisition of Village Bank & Trust SSB	76	—
Expenses associated with the acquisition of Liberty Bancshares, Inc.	1,177	—
Acquisitions prior to December 31, 2003 (deferred taxes)	(2,173)	—

Balance as of March 31, 2005	$245,256	$24,883

The Company initially records the total premium paid on acquisitions as goodwill. After a third party valuation, core deposit intangibles are identified and reclassified from goodwill to core deposit intangibles on the balance sheet. This reclassification had no effect on total assets, liabilities, shareholders’ equity, net income or cash flows.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company’s interim consolidated financial statements. This section should be read in conjunction with the Company’s consolidated financial statements and accompanying notes and other detailed information appearing in the Company’s Annual Report on Form 10-K.

RECENT ACQUISITIONS

On March 1, 2005, the Company completed its acquisition of FirstCapital Bankers, Inc. (the “First Capital acquisition”), Corpus Christi, Texas. Under the terms of the agreement, First Capital was merged into the Company and First Capital’s wholly owned subsidiary, FirstCapital Bank, s.s.b. was merged into the Bank. The Company issued approximately 5.079 million shares of its common stock for all of the issued and outstanding capital stock of First Capital and converted all outstanding options to acquire First Capital common stock into options to acquire approximately 234,000 shares of Prosperity common stock. First Capital was privately held and operated thirty-two (32) banking offices in and around Corpus Christi, Houston and Victoria, Texas, five of which were closed and consolidated with existing banking centers of the Company. As of December 31, 2004, First Capital had, on a consolidated basis, total assets of $761.6 million, loans of $499.0 million, deposits of $629.6 million and shareholders’ equity of $61.7 million.

OVERVIEW

The Company was formed in 1983 as a vehicle to acquire the former Allied First Bank in Edna, Texas which was chartered in 1949 as The First National Bank of Edna. The Company is a registered financial holding company that derives substantially all of its revenues and income from the operation of its bank subsidiary, Prosperity Bank® (“Prosperity Bank®” or the “Bank”). The Bank provides a wide array of financial products and services to small and medium-sized businesses and consumers. The Bank operates eighty-five (85) full-service banking locations; with thirty-three (33) in the Greater Houston Consolidated Metropolitan Statistical Area (“CMSA”), eighteen (18) in eleven contiguous counties situated south and southwest of Houston and extending into South Texas, seven (7) in the Austin, Texas area, sixteen (16) in the Corpus Christi, Texas area and eleven (11) in the Dallas/Fort Worth, Texas area. The Greater Houston CMSA includes Austin, Brazoria, Chambers, Fort Bend, Galveston, Harris, Liberty, Montgomery, San Jacinto and Waller counties. The Company’s headquarters are located at Prosperity Bank Plaza, 4295 San Felipe in Houston, Texas and its telephone number is (713) 693-9300. The Company’s website address is www.prosperitybanktx.com.

The Company generates the majority of its revenues from interest income on loans, service charges on customer accounts and income from investment in securities. The revenues are offset by interest expense paid on deposits and other borrowings and non-interest expenses such as administrative and occupancy expenses. Net interest income is the difference between interest income on earning assets such as loans and securities and interest expense on liabilities such as deposits and borrowings which are used to fund those assets. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and margin. The Company has recognized increased net interest income due to the yield earned on interest-earning assets increasing at a greater rate than the increase in rates paid on interest-bearing liabilities and an increase in the volume of interest-earning assets.

Three principal components of the Company’s growth strategy are internal growth, stringent cost control practices and strategic merger transactions. The Company focuses on continual internal growth. Each Banking Center is operated as a separate profit center, maintaining separate data with respect to its net interest income, efficiency ratio, deposit growth, loan growth and overall profitability. Banking Center Presidents and Managers are accountable for performance in these areas and compensated accordingly. The Company also focuses on maintaining stringent cost control practices and policies. The Company has invested significantly in the infrastructure required to centralize many of its critical operations, such as data processing and loan application processing. Management believes that this centralized infrastructure can accommodate substantial additional growth while enabling the Company to minimize operational costs through certain economies of scale. The Company also intends to continue to seek expansion opportunities. On August 1, 2004, the Company acquired Village Bank and Trust, SSB (the “Village acquisition”) and Liberty Bancshares, Inc. (the “Liberty acquisition”), which added seven (7) banking centers in the Austin, Texas area and on March 1, 2005, the Company acquired First Capital Bankers, Inc., which added an additional twenty seven (27) banking centers.

Total assets were $3.48 billion at March 31, 2005 compared with $2.70 billion at December 31, 2004, an increase of $782.5 million or 29.0%. Total loans were $1.50 billion at March 31, 2005 compared with $1.04 billion at December 31, 2004, an increase of $464.6 million or 44.9%. Total deposits were $2.89 billion at March 31, 2005 compared with $2.32 billion at December 31, 2004, an increase of $576.6 million, or 24.9%. Shareholders’ equity increased $150.1 million or 54.5%, to $425.7 million at March 31, 2005 compared with $275.6 million at December 31, 2004. These increases were primarily the result of the First Capital acquisition.

CRITICAL ACCOUNTING POLICIES

The Company’s accounting policies are integral to understanding the financial results reported. Accounting policies are described in detail in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. The Company believes that of its significant accounting policies, the allowance for credit losses may involve a higher degree of judgment and complexity:

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

RESULTS OF OPERATIONS

Net income available to shareholders was $10.6 million ($0.43 per common share on a diluted basis) for the quarter ended March 31, 2005 compared with $8.1 million ($0.38 per common share on a diluted basis) for the quarter ended March 31, 2004, an increase of $2.5 million, or 30.9%. The Company posted returns on average common equity of 12.87% and 14.44%, returns on average assets of 1.42% and 1.33% and efficiency ratios of 51.06% and 50.60% for the quarters ended March 31, 2005 and 2004, respectively.

Net Interest Income

The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.”

Net interest income before the provision for credit losses on a tax equivalent basis was $24.8 million for the quarter ended March 31, 2005 compared with $19.9 million for the quarter ended March 31, 2004, an increase of $5.0 million, or 25.1%. Net interest income increased primarily as a result of an increase in average interest-earning assets to $2.64 billion for the quarter ended March 31, 2005 compared with $2.19 billion for the quarter ended March 31, 2004, an increase of $450.9 million, or 20.6% and an expansion of the net interest margin on a tax equivalent basis from 3.63% to 3.76% for the same periods.

The average rate paid on interest-bearing liabilities increased 22 basis points from 1.60% for the quarter ended March 31, 2004 to 1.82% for the quarter ended March 31, 2005, while the average yield on interest-earning assets increased 34 basis points from 4.82% for the quarter ended March 31, 2004 compared with 5.16% for the quarter ended March 31, 2005. The average volume of interest-bearing liabilities increased $339.0 million and the average volume of interest-earning assets increased $450.9 million for the same periods. The increase in the net interest margin is principally due the yield on interest-earning assets increasing at a greater rate than the rate paid on interest-bearing liabilities and the amount of interest-earning assets increasing at a greater volume than the increase in interest-bearing liabilities.

The following table sets forth, for each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the quarters ended March 31, 2005 and 2004. The table also sets forth the average rate paid on total interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Except as indicated in the footnotes, no tax-equivalent adjustments were made and all average balances are daily average balances. Any nonaccruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended March 31,
	2005			2004
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (4)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (4)
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$1,199,290	$19,670	6.56%	$770,811	$12,313	6.39%
Securities(1)	1,365,239	13,921	4.08	1,393,297	14,005	4.02
Federal funds sold and other temporary investments	75,236	442	2.35	24,780	54	0.87

Total interest-earning assets	2,639,765	34,033	5.16%	2,188,888	26,372	4.82%

Less allowance for credit losses	(14,419)			(10,314)

Total interest-earning assets, net of allowance	2,625,346			2,178,574
Noninterest-earning assets	351,428			239,758

Total assets	$2,976,774			$2,418,332

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$510,973	$1,303	1.02%	$490,935	$1,255	1.02%
Savings and money market accounts	596,696	1,725	1.16	471,630	895	0.76
Certificates of deposit	883,789	5,243	2.37	699,897	3,631	2.08
Junior subordinated debentures	56,874	889	6.25	59,804	996	6.66
Federal funds purchased and other borrowings	48,185	396	3.29	35,277	248	2.81

Total interest-bearing liabilities	2,096,517	9,556	1.82%	1,757,543	7,025	1.60%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	531,069			429,390
Other liabilities	21,252			8,036

Total liabilities	2,648,838			2,194,969

Shareholders’ equity	327,936			223,363

Total liabilities and shareholders’ equity	$2,976,774			$2,418,332

Net interest rate spread			3.34%			3.22%
Net interest income and margin (2)		$24,477	3.71%		$19,347	3.54%

Net interest income and margin (tax-equivalent basis) (3)		$24,830	3.76%		$19,852	3.63%

(1)	Yield is based on amortized cost and does not include any component of unrealized gains or losses.
(2)	The net interest margin is equal to net interest income divided by average interest-earning assets.
(3)	In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35%.
(4)	Annualized.

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

	Three Months Ended March 31, 2005 vs. 2004
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$6,845	$512	$7,357
Securities	(282)	198	(84)
Federal funds sold and other temporary investments	110	278	388

Total increase in interest income	6,673	988	7,661

Interest-bearing liabilities:
Interest-bearing demand deposits	51	(3)	48
Savings and money market accounts	237	593	830
Certificates of deposit	954	658	1,612
Junior subordinated debentures	(49)	(58)	(107)
Federal funds purchased and other borrowings	91	57	148

Total increase in interest expense	1,284	1,247	2,531

Increase (decrease) in net interest income	$5,389	$(259)	$5,130

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

The Company made a $120,000 provision for credit losses for the quarter ended March 31, 2005 and for the quarter ended March 31, 2004. For the quarter ended March 31, 2005, net recoveries were $106,000 compared with net charge-offs of $5,000 for the quarter ended March 31, 2004.

Noninterest Income

The Company’s primary sources of recurring noninterest income are service charges on deposit accounts and other banking service related fees. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method. Banking related service fees include check cashing fees, official check fees, safe deposit box rent and currency handling fees. Noninterest income totaled $6.5 million for the three months ended March 31, 2005 compared with $5.3 million for the same period in 2004, an increase of $1.3 million, or 23.9%. The increase was primarily due to an increase in insufficient funds charges and customer service charges which resulted from an increase in the number of accounts due to the Liberty and Village acquisitions on August 1, 2004 and the First Capital acquisition on March 1, 2005. As of March 31, 2005, approximately 47,000 deposit accounts and over 8,500 debit cards were attributed to these three acquisitions.

Mortgage loan fee income increased $119,000, from $6,000 for the quarter ended March 31, 2004 compared with $125,000 for the quarter ended March 31, 2005. The increase was primarily due to additional mortgage loan originations resulting from two mortgage divisions associated with Liberty and Village that were acquired in August 2004 and a third mortgage division associated with First Capital that was acquired in March 2005.

Other noninterest income increased $423,000 or 225.0% from $188,000 for the first quarter of 2004 compared with $611,000 for the same period in 2005. The increase was primarily due to a one time $225,000 distribution related to the Pulse EFT Association merger. The increase was also partially attributable to $90,000 in leased asset income related to assets acquired in the First Capital acquisition.

The following table presents for the periods indicated the major categories of noninterest income:

	Three months ended March 31,
	2005	2004
	(Dollars in thousands)
Service charges on deposit accounts	$5,408	$4,760
Banking related service fees	267	230
Mortgage loan fee income	125	6
Trust and investment income	69	65
Gain on sale of assets, net	53	23
Other noninterest income	611	188

Total noninterest income	$6,533	$5,272

Noninterest Expense

Noninterest expense totaled $15.8 million for the quarter ended March 31, 2005 compared with $12.5 million for the quarter ended March 31, 2004, an increase of $3.4 million or 27.1%. This increase is principally due to increases in salaries and employee benefits, net occupancy and equipment expense and core deposit intangibles amortization.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended March 31,
	2005		2004
	(Dollars in thousands)
Salaries and employee benefits	$8,531	(1)	$6,704
Non-staff expenses:
Net occupancy and equipment expense	1,371		1,043
Depreciation	970		701
Data processing	596		447
Communications expense	820		725
Advertising	641		657
Professional fees	251		170
Regulatory assessments and FDIC insurance	128		130
Ad valorem and franchise taxes	344		258
Core deposit intangibles amortization	723		383
Other	1,459		1,241

Total non-staff expenses	7,303		5,755

Total noninterest expense	$15,834		$12,459

(1)	Includes stock option compensation expense of $130,000 for the three months ended March 31, 2005.

Salaries and employee benefit expenses were $8.5 million for the quarter ended March 31, 2005 compared with $6.7 million for the quarter ended March 31, 2004, an increase of $1.8 million, or 27.3%. The change was principally due to additional staff associated with the Village and Liberty acquisitions in August 2004 and the First Capital acquisition in March 2005. The number of full-time equivalent (FTE) associates employed by the Company increased from 612 at March 31, 2004 to 926 at March 31, 2005.

Non-staff expenses increased $1.5 million, or 26.9%, to $7.3 million for the quarter ended March 31, 2005 compared to $5.8 million during the same period in 2004. The increase was principally due to additional general and administrative expenses associated with Village, Liberty and First Capital acquisitions, increases in core deposit intangibles amortization related to the same acquisitions and increases in net occupancy and equipment expenses related to the addition of seven banking centers on August 1, 2004 in connection with the Village and Liberty acquisitions and twenty-seven (27) banking centers on March 1, 2005 in connection with the First Capital acquisition.

Income Taxes

Income tax expense increased $525,000 to $4.5 million for the quarter ended March 31, 2005 compared with $4.0 million for the same period in 2004. The increase was primarily attributable to higher pretax net earnings for the quarter ended March 31, 2005 compared to the same period in 2004 and was partially offset by a non-recurring adjustment to income tax expense of approximately $540,000 that occurred during the first quarter 2005.

FINANCIAL CONDITION

Loan Portfolio

Total loans were $1.50 billion at March 31, 2005, an increase of $464.6 million or 44.9% from $1.04 billion at December 31, 2004. The increase is primarily due to the First Capital acquisition in March 2005. Period end loans comprised 56.8% of average earning assets for the quarter ended March 31, 2005 compared with 45.0% of average earning assets for the quarter ended December 31, 2004.

The following table summarizes the loan portfolio of the Company by type of loan as of March 31, 2005 and December 31, 2004:

	March 31, 2005		December 31, 2004
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$242,619	16.2%	$144,432	13.9%
Real estate:
Construction and land development	195,678	13.0	109,591	10.6
1-4 family residential	305,710	20.4	260,453	25.2
Home equity	49,745	3.3	34,453	3.3
Commercial mortgages	531,911	35.5	369,151	35.6
Farmland	25,025	1.7	22,240	2.1
Multifamily residential	33,390	2.2	18,187	1.9
Agriculture	24,048	1.6	21,906	2.1
Other	18,323	1.2	2,246	0.2
Consumer (net of unearned discount)	73,689	4.9	52,854	5.1

Total loans	$1,500,138	100.0%	$1,035,513	100.0%

Nonperforming Assets

The Company had $3.4 million in nonperforming assets at March 31, 2005 and $1.7 million in nonperforming assets at December 31, 2004, an increase of $1.7 million or 100.3%. The increase was primarily due to the First Capital acquisition in March 2005.

The Company generally places a loan on nonaccrual status and ceases accruing interest when the payment of principal or interest is delinquent for 90 days, or earlier in some cases, unless the loan is in the process of collection and the underlying collateral fully supports the carrying value of the loan. The Company generally charges off all loans before attaining nonaccrual status.

The following table presents information regarding past due loans and nonperforming assets as of the dates indicated:

	March 31, 2005	December 31, 2004
	(Dollars in thousands)
Nonaccrual loans	$997	$297
Restructured loans	—	—
Accruing loans 90 or more days past due	1,730	1,083

Total nonperforming loans	2,727	1,380
Repossessed assets	—	—
Other real estate	720	341

Total nonperforming assets	$3,447	$1,721

Non-performing assets to total loans and other real estate	0.23%	0.17%

Allowance for Credit Losses

Management actively monitors the Company’s asset quality and provides specific loss allowances when necessary. The allowance for credit losses is a reserve established through charges to earnings in the form of a provision for credit losses. Loans are charged-off against the allowance for credit losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. As of March 31, 2005, the allowance for credit losses amounted to $16.9 million, or 1.13% of total loans compared with $13.1 million, or 1.27% of total loans at December 31, 2004.

Set forth below is an analysis of the allowance for credit losses for the three months ended March 31, 2005 and the year ended December 31, 2004:

	Three Months Ended March 31, 2005	Year Ended December 31, 2004
	(Dollars in thousands)
Average loans outstanding	$1,199,290	$871,736

Gross loans outstanding at end of period	$1,500,138	$1,035,513

Allowance for credit losses at beginning of period	$13,105	$10,345
Balance acquired with the First Capital acquisition in 2005 and the Village and Liberty acquisitions in 2004, respectively	3,603	2,365
Provision for credit losses	120	880
Charge-offs:
Commercial and industrial	(42)	(139)
Real estate and agriculture	(—)	(613)
Consumer	(12)	(198)
Recoveries:
Commercial and industrial	91	239
Real estate and agriculture	53	65
Consumer	16	161

Net recoveries (charge-offs)	106	(485)

Allowance for credit losses at end of period	$16,934	$13,105

Ratio of allowance to end of period loans	1.13%	1.27%
Ratio of (recoveries) charge-offs to average loans	(0.01)%	0.06%
Ratio of allowance to end of period nonperforming loans	621.0%	949.6%

Securities

Securities totaled $1.49 billion at March 31, 2005 compared with $1.30 billion at December 31 2004, an increase of $183.7 million or 14.1%. The increase was principally due to the First Capital acquisition. At March 31, 2005, securities represented 42.7% of total assets compared with 48.3% of total assets at December 31, 2004.

The following table summarizes the amortized cost of securities as of the dates shown (available-for-sale securities are not adjusted for unrealized gains or losses):

	March 31, 2005	December 31, 2004
	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$88,588	$30,726
70% non-taxable preferred stock	24,000	24,000
States and political subdivisions	43,447	45,698
Corporate debt securities	11,965	10,491
Equity securities	805	296
Collateralized mortgage obligations	274,962	238,994
Mortgage-backed securities	1,048,844	957,354

Total	$1,492,611	$1,307,559

Premises and Equipment

Premises and equipment, net of accumulated depreciation, totaled $50.0 million and $35.8 million at March 31, 2005 and December 31, 2004, respectively, an increase of $14.2 million or 39.7%. The increase was primarily due to the First Capital acquisition which added an additional (27) twenty-seven banking centers.

Deposits

Total deposits were $2.89 billion at March 31, 2005 compared with $2.32 billion at December 31, 2004, an increase of $576.6 million or 24.9%. The increase is primarily due to the First Capital acquisition in March 2005. At March 31, 2005, noninterest-bearing deposits accounted for approximately 20.5% of total deposits compared with 22.4% of total deposits at December 31, 2004. Interest-bearing demand deposits totaled $2.30 billion, or 79.5%, of total deposits at March 31, 2005 compared with $1.80 billion, or 77.6%, of total deposits at December 31, 2004.

The following table summarizes the daily average balances and weighted average rates paid on deposits for the periods indicated below:

	Three Months Ended March 31, 2005		Year Ended December 31, 2004
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Interest-bearing checking	$510,973	1.02%	$485,557	1.04%
Regular savings	128,139	0.68	110,801	0.59
Money market savings	468,557	1.29	384,529	0.87
Time deposits	883,789	2.37	735,095	2.12

Total interest-bearing deposits	1,991,458	1.66	1,715,982	1.43
Noninterest-bearing deposits	531,069	—	473,713	—

Total deposits	$2,522,527	1.31%	$2,189,695	1.12%

Other Borrowings

Deposits are the primary source of funds for the Company’s lending and investment activities. Occasionally, the Company obtains additional funds from the Federal Home Loan Bank (“FHLB”) and correspondent banks. At March 31, 2005, the Company had $43.5 million in FHLB borrowings and at December 31, 2004 the Company had $13.1 million in FHLB borrowings, all of which consisted of long-term FHLB notes payable. The increase is related to the Company’s assumption of $30.6 million of FHLB notes payable in connection with the First Capital acquisition. The maturity dates on the FHLB notes payable range from the years 2005 to 2018 and have interest rates ranging from 2.79% to 8.80%. FHLB notes payable are secured by a blanket lien on the Bank’s first mortgage loans against one-to-four family residential properties. The Company had no federal funds purchased at March 31, 2005 or December 31, 2004.

At March 31, 2005 the Company had $25.7 million in securities sold under repurchase agreements compared with $25.1 million at December 31, 2004.

Junior Subordinated Debentures

At March 31, 2005 and December 31, 2004, the Company had outstanding $75.8 million and $47.4 million, respectively, in junior subordinated debentures issued to the Company’s subsidiary trusts. The Company assumed $28.4 million in junior subordinated debentures in connection with the First Capital acquisition.

A summary of pertinent information related to the Company’s five issues of junior subordinated debentures outstanding as of March 31, 2005 is shown in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate(5)	Junior Subordinated Debt Owed to Trusts	Maturity Date
Prosperity Statutory Trust II	July 31, 2001	$15,000,000	3-month LIBOR + 3.58%, not to exceed 12.50%	$15,464,000	July 31, 2031
Paradigm Capital Trust II (1)	Aug. 31, 2002	6,000,000	3-month LIBOR + 4.50%	6,186,000	Feb. 20, 2031
Prosperity Statutory Trust III	Aug. 15, 2003	12,500,000	6.50%(2)	12,887,000	Sept. 17, 2033
Prosperity Statutory Trust IV	Dec. 30, 2003	12,500,000	6.50%(3)	12,887,000	Dec. 30, 2033
First Capital Statutory Trust I (4)	Mar. 26, 2002	20,000,000	3-month LIBOR + 3.60%	20,619,000	Mar. 26, 2032
First Capital Statutory Trust II (4)	Sept. 26, 2002	7,500,000	3-month LIBOR + 3.40%	7,732,000	Sept. 26, 2032

(1)	Assumed in connection with the Paradigm acquisition on September 1, 2002.
(2)	The debentures bear a fixed interest rate until September 17, 2008, when the rate begins to float on a quarterly basis based on the three-month LIBOR plus 3.00%.
(3)	The debentures bear a fixed interest rate until December 30, 2008, when the rate begins to float on a quarterly basis based on the three-month LIBOR plus 2.85%.
(4)	Assumed in connection with the First Capital acquisition on March 1, 2005.
(5)	The 3-month LIBOR in effect as of March 31, 2005 was 3.12%

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

Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of March 31, 2005, the Company had cash and cash equivalents of $127.5 million compared with $137.9 million at December 31, 2004.

Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of March 31, 2005 (other than deposit obligations). The Company’s future cash payments associated with its contractual obligations pursuant to its junior subordinated debentures, FHLB notes payable and operating leases as of March 31, 2005 are summarized below. Payments for FHLB notes payable include interest of $9.8 million that will be paid over the future periods presented. Payments related to leases are based on actual payments specified in underlying contracts.

	Payments due in:
	Remaining Fiscal 2005	Fiscal 2006-2007	Fiscal 2008-2009	Thereafter	Total
	(Dollars in thousands)
Junior subordinated debentures	$—	$—	$—	$75,775	$75,775
Federal Home Loan Bank notes payable	5,136	19,611	1,496	17,301	43,544
Operating leases	2,364	5,306	3,654	3,853	15,177

Total	$7,500	$24,917	$5,150	$96,929	$134,496

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

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit as of March 31, 2005 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Remaining Fiscal 2005	Fiscal 2006-2007	Fiscal 2008-2009	Thereafter	Total
	(Dollars in thousands)
Standby letters of credit	$4,681	$1,772	$8	$—	$6,461
Commitments to extend credit	146,732	75,203	9,874	77,698	309,507

Total	$151,413	$76,975	$9,882	$77,698	$315,968

Capital Resources

Total shareholders’ equity was $425.7 million at March 31, 2005 compared with $275.6 million at December 31, 2004, an increase of $150.1 million, or 54.5%. The increase was due primarily to net earnings of $10.6 million and common stock issued in connection with the First Capital acquisition of $142.5 million, partially offset by dividends paid of $2.3 million for the three months ended March 31, 2005.

Both the Board of Governors of the Federal Reserve System, with respect to the Company, and the Federal Deposit Insurance Corporation (“FDIC”), with respect to the Bank, have established certain minimum risk-based capital standards that apply to bank holding companies and federally insured banks. As of March 31, 2005, the Company’s Tier 1 risk-based capital, total risk-based capital and leverage capital ratios were 14.24%, 15.29% and 8.45%, respectively. As of March 31, 2005, the Bank’s risk-based capital ratios were above the levels required for the Bank to be designated as “well capitalized” by the FDIC, with Tier-1 risk-based capital, total risk-based capital and leverage capital ratios of 13.73%, 14.79% and 8.14%, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company manages market risk, which for the Company is primarily interest rate risk, through its Asset Liability Committee which is composed of senior officers of the Company, in accordance with policies approved by the Company’s Board of Directors.

The Company uses simulation analysis to examine the potential effects of market changes on net interest income and market value. The Company considers macroeconomic variables, Company strategy, liquidity and other factors as it quantifies market risk. See the Company’s Annual Report on Form 10-K, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Interest Rate Sensitivity and Liquidity” which was filed on March 14, 2005 for further discussion.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of the Company’s shareholders was held on February 23, 2005. The record date for the special meeting was January 10, 2005 at which date the Company had 22,381,040 shares of common stock outstanding. At the special meeting, the shareholders of the Company considered and acted on the following proposals:

1. A proposal to approve the Agreement and Plan of Reorganization, dated as of October 25, 2004, by and between the Company and First Capital Bankers, Inc. pursuant to which First Capital will merge with and into the Company, all on and subject to the terms and conditions contained therein. A total of 17,423,598 shares voted in favor of the agreement, 6,887 shares voted against and 26,562 shares abstained.

2. A proposal to approve the Company’s 2004 Stock Incentive Plan. A total of 15,642,182 shares voted in favor of the plan, 1,604,495 shares voted against and 210,369 shares abstained.

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267))

3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended March 31, 2001)

4.1	Form of certificate representing shares of Company common stock (incorporated herein by reference to Exhibit 4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267))

10.1†	Prosperity Bancshares, Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-121767))

10.2†	Amended and Restated Employment Agreement by and between Prosperity Bank and David Zalman (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 18, 2005)

10.3†	Amended and Restated Employment Agreement by and between Prosperity Bank and H. E. Timanus, Jr. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 18, 2005)

10.4†	Employment Agreement between the Company, Prosperity Bank and D. Michael Hunter (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-4 (Registration No. 333-121767))

10.5†	First Capital Bankers, Inc. 1996 Executive Stock Option Plan (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-123367))

10.6†	First Capital Bankers, Inc. Amended and Restated 1998 Stock Option Plan (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-123367))

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPERITY BANCSHARES, INC. ®
(Registrant)

Date: 05/10/05	/s/ David Zalman
David Zalman
Chief Executive Officer/President

Date: 05/10/05	/s/David Hollaway
David Hollaway
Chief Financial Officer