Form 10-Q
period 2005-06-30
PROSPERITY BANCSHARES INC
filed 2005-08-09
CIK 1068851

FORM 10-Q

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

As of August 4, 2005, there were 27,541,142 shares of the registrant’s Common Stock, par value $1.00 per share, outstanding.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

INDEX TO FORM 10-Q

		Page
PART I - FINANCIAL INFORMATION		3

Item 1.	Interim Financial Statements	3

	Consolidated Balance Sheets as of June 30, 2005(unaudited) and December 31, 2004 (unaudited)	3

	Consolidated Statements of Income for the Three and Six Months Ended June 30, 2005 and 2004 (unaudited)	4

	Consolidated Statements of Shareholders’ Equity for the Year Ended December 31, 2004 (unaudited) and for the Six Months Ended June 30, 2005 (unaudited)	5

	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2005 and 2004 (unaudited)	6

	Notes to Interim Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	22

Item 4.	Controls and Procedures	22

PART II - OTHER INFORMATION		22

Item 1.	Legal Proceedings	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults upon Senior Securities	22

Item 4.	Submission of Matters to a Vote of Security Holders	22

Item 5.	Other Information	23

Item 6.	Exhibits	23

Signatures		24

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM FINANCIAL STATEMENTS

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2005	December 31, 2004
	(Dollars in thousands, except share data)
ASSETS
Cash and due from banks	$72,284	$58,760
Federal funds sold	15,480	79,150

Total cash and cash equivalents	87,764	137,910
Interest-bearing deposits in financial institutions	296	200
Available for sale securities, at fair value (amortized cost of $305,334 and $182,450, respectively)	299,240	177,683
Held to maturity securities, at cost (fair value of $1,168,068 and $1,124,500, respectively)	1,179,110	1,125,109
Loans held for investment	1,519,086	1,035,513
Loans held for sale	1,089	—

Total loans	1,520,175	1,035,513

Less allowance for credit losses	(16,939)	(13,105)

Loans, net	1,503,236	1,022,408
Accrued interest receivable	13,840	10,171
Goodwill	247,133	153,180
Core deposit intangibles, net of accumulated amortization of $4,613 and $2,792, respectively	23,785	11,492
Bank premises and equipment, net	48,707	35,793
Other real estate owned	25	341
Other assets	43,680	22,941

TOTAL	$3,446,816	$2,697,228

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$607,689	$518,358
Interest-bearing	2,240,081	1,798,718

Total deposits	2,847,770	2,317,076
Other borrowings	43,333	13,116
Securities sold under repurchase agreements	34,627	25,058
Accrued interest payable	5,442	3,102
Other liabilities	3,566	15,805
Junior subordinated debentures	75,775	47,424

Total liabilities	3,010,513	2,421,581
SHAREHOLDERS’ EQUITY:
Common stock, $1 par value; 50,000,000 shares authorized; 27,573,344 and 22,418,128 shares issued at June 30, 2005 and December 31, 2004, respectively; 27,536,256 and 22,381,040 shares outstanding at June 30, 2005 and December 31, 2004, respectively	27,573	22,418
Capital surplus	272,459	134,288
Retained earnings	140,840	122,647
Accumulated other comprehensive loss — net unrealized loss on available for sale securities, net of tax benefit of $2,133 and $1,669, respectively	(3,962)	(3,099)
Less treasury stock, at cost, 37,088 shares at June 30, 2005 and December 31, 2004, respectively	(607)	(607)

Total shareholders’ equity	436,303	275,647

TOTAL	$3,446,816	$2,697,228

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$25,716	$12,149	$45,386	$24,462
Securities:
Taxable	14,749	13,553	28,196	26,721
Nontaxable	319	371	665	756
70% nontaxable preferred dividends	128	190	256	642
Federal funds sold.	192	49	633	102
Deposits in financial institutions	2	1	3	2

Total interest income	41,106	26,313	75,139	52,685

INTEREST EXPENSE:
Deposits	10,691	5,686	18,962	11,467
Junior subordinated debentures	1,273	971	2,162	1,967
Note payable and federal funds sold	663	305	1,059	553

Total interest expense	12,627	6,962	22,183	13,987

NET INTEREST INCOME	28,479	19,351	52,956	38,698
PROVISION FOR CREDIT LOSSES	120	120	240	240

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	28,359	19,231	52,716	38,458

NONINTEREST INCOME:
Customer service fees	6,478	4,830	11,886	9,590
Other	1,403	625	2,528	1,137

Total noninterest income	7,881	5,455	14,414	10,727

NONINTEREST EXPENSE:
Salaries and employee benefits	9,520	6,608	18,051	13,312
Net occupancy expense	1,691	1,286	3,062	2,556
Depreciation expense	1,158	689	2,129	1,390
Data processing	701	490	1,297	933
Core deposit intangible amortization	1,098	382	1,821	765
Other	3,644	2,612	7,287	5,570

Total noninterest expense	17,812	12,067	33,646	24,526

INCOME BEFORE INCOME TAXES	18,428	12,619	33,484	24,659
PROVISION FOR INCOME TAXES	6,220	4,257	10,722	8,234

NET INCOME	$12,208	$8,362	$22,762	$16,425

EARNINGS PER SHARE
Basic	$0.44	$0.40	$0.88	$0.78

Diluted	$0.44	$0.39	$0.87	$0.77

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
	(Amounts in thousands, except share data)
BALANCE AT JANUARY 1, 2004	20,966,706	$20,967	$102,594	$94,610	$2,024	$(607)	$219,588
Net income				34,707			34,707
Net change in unrealized (loss) gain on available for sale securities					(5,123)		(5,123)

Total comprehensive income							29,584

Sale of common stock in connection with the exercise of stock options	206,231	206	840				1,046
Common stock issued in connection with the Liberty acquisition	1,245,191	1,245	30,713				31,958
Stock option compensation expense			141				141
Cash dividends declared, $0.31 per share				(6,670)			(6,670)

BALANCE AT DECEMBER 31, 2004	22,418,128	22,418	134,288	122,647	(3,099)	(607)	275,647
Net income				22,762			22,762
Net change in unrealized loss on available for sale securities					(863)		(863)

Total comprehensive income							21,899

Sale of common stock in connection with the exercise of stock options	71,443	71	302				373
Stock issued in connection with restricted stock awards	4,917	5	127				132
Common stock issued in connection with the First Capital acquisition	5,078,856	5,079	137,439				142,518
Stock option compensation expense			303				303
Cash dividends declared, $0.165				(4,569)			(4,569)

BALANCE AT JUNE 30, 2005	27,573,344	$27,573	$272,459	$140,840	$(3,962)	$(607)	$436,303

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2005	2004
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,762	$16,425
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,950	2,155
Stock option compensation expense	303	—
Provision for credit losses	240	240
Net amortization of discount on investments	1,633	2,675
Net (gain) loss on sale of other real estate	(31)	11
Net gain on held for sale loans	(121)	—
Net gain on sale of premises and equipment	(20)	(121)
Decrease (increase) in other assets and accrued interest receivable	8,598	(639)
Increase (decrease) in accrued interest payable and other liabilities	(7,011)	2,870

Total adjustments	7,541	7,191

Net cash provided by operating activities	30,303	23,616

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of held to maturity securities	122,306	140,582
Purchase of held to maturity securities	(128,989)	(249,294)
Proceeds from maturities and principal paydowns of available for sale securities	34,251	56,955
Purchase of available for sale securities	(65,000)	—
Net increase in loans	(18,668)	(21,264)
Purchase of bank premises and equipment	(774)	(545)
Net decrease in interest-bearing deposits in financial institutions	—	162
Net proceeds acquired from sale of bank premises, equipment, and other real estate	1,212	1,282
Purchase of First Capital Bankers, Inc	(2,267)	—
Cash and cash equivalents acquired from First Capital Bankers, Inc.	58,972	—

Net cash provided by (used in) investing activities	1,043	(72,122)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits	1,973	(23,322)
Net (decrease) increase in interest-bearing deposits	(88,430)	19,491
Net (repayments) proceeds from lines of credit	(540)	28,718
Net increase (decrease) in securities sold under repurchase agreements	9,569	(714)
Proceeds from exercise of stock options	505	296
Payments of cash dividends	(4,569)	(3,145)

Net cash (used in) provided by financing activities	(81,492)	21,324

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(50,146)	$(27,182)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	137,910	83,713

CASH AND CASH EQUIVALENTS, END OF PERIOD	$87,764	$56,531

NON-CASH FINANCING ACTIVITIES:
Issuance of common stock for First Capital Bankers, Inc.	142,518	—

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

1. BASIS OF PRESENTATION

The interim consolidated financial statements include the accounts of Prosperity Bancshares, Inc. ® (the “Company”) and its wholly-owned subsidiaries, Prosperity Bank ® (the “Bank”) and Prosperity Holdings of Delaware, LLC. All significant inter-company transactions and balances have been eliminated.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Operating results for the six-month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

The amounts presented in the Company’s statement of cash flows for the six months ended June 30, 2005 reflect a correction in the presentation for stock issued in connection with acquisitions to present this activity as a non-cash financing activity rather than being presented in the financing activities section of the statement of cash flows. This resulted in a decrease in net cash provided by financing activities and a corresponding increase in cash provided by investing activities of $142,518,000 from those amounts previously presented in the statement of cash flows for the three months ended March 31, 2005. There was no change in net cash provided by operating activities or in the total net decrease in cash and cash equivalents. This correction is required for other prior periods and will be reflected in the statements of cash flows by filing a Form 10-K/A for the year ended December 31, 2004 and Forms 10-Q/A for the periods ended March 31, 2005 and September 30, 2004.

2. INCOME PER COMMON SHARE

The following table illustrates the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income available to common shareholders	$12,208	$8,362	$22,762	$16,425

Weighted average common shares outstanding	27,504	20,967	25,801	20,952
Potential dilutive common shares	293	277	290	285

Weighted average common shares and equivalents outstanding	27,797	21,244	26,091	21,237

Basic earnings per common share	$0.44	$0.40	$0.88	$0.78

Diluted earnings per common share	$0.44	$0.39	$0.87	$0.77

3. NEW ACCOUNTING STANDARDS

SFAS No. 154, “Change in Accounting Principle” — Statement 154 eliminates the requirement in APB Opinion No. 20, Accounting Changes, to include the cumulative effect of a change in accounting principle in the income statement in the period of change. Instead, to enhance the comparability of prior period financial statements, Statement 154 requires that a change in accounting principle be retrospectively applied. Under retrospective application, the new accounting principle is applied as of the beginning of the first period presented as if that principle had always been used. The cumulative effect of the change is reflected in the carrying value of assets and liabilities as of the first period presented and the offsetting adjustments are recorded to opening retained earnings. Each period presented is adjusted to reflect the period specific effects of applying the change. Although retrospective application is similar to restating prior periods, Statement 154 gives the treatment a new name to differentiate it from restatement for the correction of an error. Only direct effects of the change will be included in the retrospective application; all indirect effects will be recognized in the period of change. If it is impracticable to determine the cumulative effect for all prior periods, the new accounting principle should be applied as if it were adopted prospectively from the earliest date practicable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

SFAS No. 123(R), “Share-Based Payment (Revised 2004).” SFAS 123(R) establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS 123(R) eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. The effective date for adoption of SFAS 123R was deferred by the Securities and Exchange Commission (“SEC”) in April 2005. SFAS 123R is now effective for the beginning of the next fiscal year that begins after June 15, 2005.

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

In March 2004, the Emerging Issues Task Force reached a consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This Issue provides guidance for determining when an investment is other-than-temporarily impaired. It specifically addresses whether an investor has the ability and intent to hold an investment until recovery. In addition, Issue 03-1 contains disclosure requirements that provide useful information about impairments that have not been recognized as other-than-temporary for investments within the scope of this Issue. In June 2005, the Financial Accounting Standards Board (“FASB”) directed its staff to prepare FSP 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments which will supercede EITF 03-1. FSP FAS 115-1 is expected to be effective for impairment analyses conducted in periods beginning after September 15, 2005 and should clarify that impairment losses be recognized no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The disclosure requirements originally included in EITF 03-1 are expected to be included in the final guidance.

4. GOODWILL AND CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles (CDI) for the six months ended June 30, 2005 were as follows:

	Goodwill	Core Deposit Intangibles
Balance as of December 31, 2004	$153,180	$11,492
Amortization	—	(1,821)
Acquisition of First Capital Bankers, Inc	94,888	14,114
Expenses associated with the acquisition of Village Bank & Trust SSB	76	—
Expenses associated with the acquisition of Liberty Bancshares, Inc.	1,177	—
Acquisitions prior to December 31, 2003 (deferred taxes)	(2,188)	—

Balance as of June 30, 2005	$247,133	$23,785

The Company initially records the total premium paid on acquisitions as goodwill. After a third party valuation, core deposit intangibles are identified and reclassified from goodwill to core deposit intangibles on the balance sheet within twelve months from acquisition date. This reclassification had no effect on total assets, liabilities, shareholders’ equity, net income or cash flows. Management performs an annual evaluation of whether any impairment of the goodwill and other intangibles has occurred, if any such impairment is determined, a writedown is recorded. As of June 30, 2005, there were no impairments recorded on goodwill.

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

The Company generates the majority of its revenues from interest income on loans, service charges on customer accounts and income from investment in securities. The revenues are offset by interest expense paid on deposits and other borrowings and non-interest expenses such as administrative and occupancy expenses. Net interest income is the difference between interest income on earning assets such as loans and securities and interest expense on liabilities such as deposits and borrowings which are used to fund those assets. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and margin. The Company has recognized increased net interest income due to the yield earned on interest-earning assets increasing at a greater rate that the increase in rates paid on interest bearing liabilities and an increase in the volume of interest-earning assets.

Three principal components of the Company’s growth strategy are internal growth, stringent cost control practices and strategic merger transactions. The Company focuses on continual internal growth. Each Banking Center is operated as a separate profit center, maintaining separate data with respect to its net interest income, efficiency ratio, deposit growth, loan growth and overall profitability. Banking Center Presidents and Managers are accountable for performance in these areas and compensated accordingly. The Company also focuses on maintaining stringent cost control practices and policies. The Company has invested significantly in the infrastructure required to centralize many of its critical operations, such as data processing and loan application processing. Management believes that this centralized infrastructure can accommodate substantial additional growth while enabling the Company to minimize operational costs through certain economies of scale. The Company also intends to continue to seek expansion opportunities. On August 1, 2004, the Company acquired Village Bank and Trust, SSB (the “Village acquisition”) and Liberty Bancshares, Inc. (the “Liberty acquisition”), which added seven (7) banking centers in the Austin, Texas area and on March 1, 2005, the Company acquired First Capital Bankers, Inc. (the “First Capital acquisition”), which added twenty-seven (27) banking centers.

Total assets were $3.45 billion at June 30, 2005 compared with $2.70 billion at December 31, 2004, an increase of $749.6 million or 27.8%. Total loans were $1.52 billion at June 30, 2005 compared with $1.04 billion at December 31, 2004, an increase of $484.7 million or 46.8%. Total deposits were $2.85 billion at June 30, 2005 compared with $2.32 billion at December 31, 2004, an increase of $530.7 million, or 22.9%. Shareholders’ equity increased $160.7 million or 58.3%, to $436.3 million at June 30, 2005 compared with $275.6 million at December 31, 2004. These increases were primarily the result of the First Capital acquisition.

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

Allowance for Credit Losses - The allowance for credit losses is a reserve established through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses which it believes is adequate for estimated losses in the Company’s loan portfolio. Based on an evaluation of the loan portfolio, management presents a monthly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. In making its evaluation, management considers factors such as historical credit loss experience, industry diversification of the Company’s commercial loan portfolio, the amount of nonperforming assets and related collateral, the volume, growth and composition of the Company’s loan portfolio, current economic conditions that may affect the borrower’s ability to pay and the value of collateral, the evaluation of the Company’s loan portfolio through its internal loan review process and other relevant factors. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. Charge-offs occur when loans are deemed to be uncollectible. The allowance for credit losses includes allowance allocations calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS 118, and allowance allocations determined in accordance with SFAS No. 5, “Accounting for Contingencies.”

RESULTS OF OPERATIONS

Net income available to common shareholders was $12.2 million ($0.44 per common share on a diluted basis) for the quarter ended June 30, 2005 compared with $8.4 million ($0.39 per common share on a diluted basis) for the quarter ended June 30, 2004, an increase in net income of $3.8 million, or 46.0%. The Company posted returns on average common equity of 11.31% and 14.63%, returns on average assets of 1.41% and 1.37% and efficiency ratios of 48.99% and 48.66% for the quarters ended June 30, 2005 and 2004, respectively.

For the six months ended June 30, 2005 net income available to common shareholders was $22.8 million ($0.87 per common share on a diluted basis) compared with $16.4 million ($0.77 per common share on a diluted basis) for the same period in 2004, an increase in net income of $6.3 million or 38.6%. The Company posted returns on average common equity of 11.99% and 14.53%, returns on average assets of 1.41% and 1.35% and efficiency ratios of 49.94% and 49.62% for the six months ended June 30, 2005 and 2004, respectively.

Net Interest Income

Net interest income before the provision for loan losses and on a tax equivalent basis was $28.8 million for the quarter ended June 30, 2005 compared with $19.7 million for the quarter ended June 30, 2004, an increase of $9.1 million, or 45.9%. Net interest income increased as a result of an increase in average interest-earning assets to $3.03 billion for the quarter ended June 30, 2005 compared with $2.22 billion for the quarter ended June 30, 2004, an increase of $802.2 million, or 36.1%. The increase in average earning assets is primarily attributable to increases in average loans and securities from the quarter ended June 30, 2004 compared to the quarter ended June 30, 2005 resulting from the First Capital acquisition in March 2005.

The net interest margin on a tax equivalent basis increased to 3.82% for the quarter ended June 30, 2005 compared with 3.55% for the quarter ended June 30, 2004. The rate paid on interest-bearing liabilities increased 53 basis points from 1.58% for the quarter ended June 30, 2004 to 2.11% for the quarter ended June 30, 2005. The yield on earning assets increased 72 basis points from 4.73% for the quarter ended June 30, 2004 to 5.45% for the quarter ended June 30, 2005. The volume of interest-bearing liabilities increased $644.6 million and the volume of interest-earning assets increased $802.2 million for the same periods.

Net interest income before the provision for loan losses and on a tax equivalent basis increased $14.0 million, or 35.5%, to $53.6 million for the six months ended June 30, 2005 compared with $39.6 million for the same period in 2004. This increase is mainly attributable to higher average interest-earning assets resulting from an increase in average loans. The net interest margin on a tax equivalent basis increased to 3.81% compared with 3.59% for the same periods principally due to a 56 basis point increase in the yield on earning assets from 4.78% for the six months ended June 30, 2004 to 5.34% for the six months ended June 30, 2005 partially offset by a 40 basis point increase in the rate paid on interest-bearing liabilities from 1.59% for the six months ended June 30, 2004 to 1.99% for the six months ended June 30, 2005.

The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.”

The following tables set forth, for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the quarters ended June 30, 2005 and 2004 and the six months ended June 30, 2005 and 2004. The tables also set forth the average rate paid on total interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Except as indicated in the footnotes, no tax-equivalent adjustments were made and all average balances are daily average balances. Any nonaccruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended June 30,
	2005			2004
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (4)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (4)
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$1,514,629	$25,716	6.81%	$772,496	$12,149	6.29%
Securities (1)	1,484,400	15,196	4.09	1,429,320	14,124	3.95
Federal funds sold and other temporary investments	26,475	194	2.94	21,503	40	0.74

Total interest-earning assets	3,025,504	41,106	5.45%	2,223,319	26,313	4.73%

Less allowance for credit losses	(16,889)			(10,551)

Total interest-earning assets, net of allowance	3,008,615			2,212,768
Noninterest-earning assets	447,746			229,347

Total assets	$3,456,361			$2,442,115

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$488,312	$1,156	0.95%	$466,618	$1,189	1.02%
Savings and money market accounts	704,181	2,461	1.40	473,290	856	0.72
Certificates of deposit	1,066,039	7,074	2.66	717,515	3,641	2.03
Junior subordinated debentures	75,775	1,273	6.74	59,804	971	6.49
Federal funds purchased and other borrowings	44,273	517	4.68	26,648	258	3.89
Securities sold under repurchase agreements	26,659	146	2.20	16,737	47	1.13

Total interest-bearing liabilities	2,405,239	12,627	2.11%	1,760,612	6,962	1.58%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	605,014			443,212
Other liabilities	14,419			9,602

Total liabilities	3,024,672			2,213,426

Shareholders’ equity	431,689			228,689

Total liabilities and shareholders’ equity	$3,456,361			$2,442,115

Net interest rate spread			3.34%			3.15%
Net interest income and margin (2)		$28,479	3.78%		$19,351	3.48%

Net interest income and margin (tax-equivalent basis) (3)		$28,817	3.82%		$19,746	3.55%

(1)	Yield is based on amortized cost and does not include any component of unrealized gains or losses.
(2)	The net interest margin is equal to net interest income divided by average interest-earning assets.
(3)	In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35%.
(4)	Annualized.

	Six Months Ended June 30,
	2005			2004
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (4)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (4)
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$1,357,830	$45,386	6.74%	$771,751	$24,462	6.34%
Securities (1)	1,427,941	29,117	4.08	1,411,466	28,130	3.99
Federal funds sold and other temporary investments	50,720	636	2.53	23,023	93	0.81

Total interest-earning assets	2,836,491	75,139	5.34%	2,206,240	52,685	4.78%

Less allowance for credit losses	(15,661)			(10,432)

Total interest-earning assets, net of allowance	2,820,830			2,195,808
Noninterest-earning assets	396,794			234,500

Total assets	$3,217,624			$2,430,308

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$499,580	$2,459	0.99%	$478,649	$2,444	1.02%
Savings and money market accounts	650,736	4,186	1.30	472,465	1,751	0.74
Certificates of deposit	975,418	12,317	2.55	708,723	7,272	2.05
Junior subordinated debentures	63,962	2,162	6.82	59,804	1,967	6.58
Federal funds purchased and other borrowings	33,989	815	4.84	22,768	460	4.06
Securities sold under repurchase agreements	25,633	244	1.92	16,680	93	1.12

Total interest-bearing liabilities	2,249,318	22,183	1.99%	1,759,089	13,987	1.59%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	570,679			436,379
Other liabilities	17,815			8,814

Total liabilities	2,837,812			2,204,282

Shareholders’ equity	379,812			226,026

Total liabilities and shareholders’ equity	$3,217,624			$2,430,308

Net interest rate spread			3.35%			3.19%
Net interest income and margin (2)		$52,956	3.76%		$38,698	3.51%

Net interest income and margin (tax-equivalent basis) (3)		$53,647	3.81%		$39,598	3.59%

(1)	Yield is based on amortized cost and does not include any component of unrealized gains or losses.
(2)	The net interest margin is equal to net interest income divided by average interest-earning assets.
(3)	In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35%.
(4)	Annualized.

The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase (decrease) related to changes in outstanding balances and the volatility of interest rates. For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated to rate.

	Three Months Ended June 30,
	2005 vs. 2004
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$11,736	$1,831	$13,567
Securities	544	528	1,072
Federal funds sold and other temporary investments	9	145	154

Total increase in interest income	12,289	2,504	14,793

Interest-bearing liabilities:
Interest-bearing demand deposits	56	(89)	(33)
Savings and money market accounts	420	1,185	1,605
Certificates of deposit	1,778	1,655	3,433
Junior subordinated debentures	261	41	302
Federal funds purchased and other borrowings	172	87	259
Securities sold under repurchase agreements	28	71	99

Total increase in interest expense	2,715	2,950	5,665

Increase (decrease) in net interest income	$9,574	$(446)	$9,128

	Six Months Ended June 30,
	2005 vs. 2004
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$18,679	$2,245	20,924
Securities	328	659	987
Federal funds sold and other temporary investments	113	430	543

Total increase in interest income	19,120	3,334	22,454

Interest-bearing liabilities:
Interest-bearing demand deposits	107	(92)	15
Savings and money market accounts	664	1,771	2,435
Certificates of deposit	2,752	2,293	5,045
Junior subordinated debentures	138	57	195
Federal funds purchased and other borrowings	228	127	355
Securities sold under repurchase agreements	50	101	151

Total increase in interest expense	3,939	4,257	8,196

Increase (decrease) in net interest income	$15,181	$(923)	$14,258

Provision for Credit Losses

Management actively monitors the Company’s asset quality and provides specific loss provisions when necessary. Provisions for credit losses are charged to income to bring the total allowance for credit losses to a level deemed appropriate by management of the Company based on such factors as historical credit loss experience, industry diversification of the Company’s commercial loan portfolio, the amount of nonperforming loans and related collateral, the volume growth and composition of the loan portfolio, current economic conditions that may affect the borrower’s ability to pay and the value of collateral, the evaluation of the loan portfolio through the internal loan review process and other relevant factors.

Loans are charged-off against the allowance for credit losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the provision for credit losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations.

The Company made a $120,000 provision for credit losses for the quarter ended June 30, 2005 and 2004. For the quarter ended June 30, 2005, net charge-offs were $115,000 compared with net charge-offs of $209,000 for the quarter ended June 30, 2004.

Noninterest Income

The Company’s primary sources of noninterest income are service charges on deposit accounts and other banking service related fees. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method. Banking related service fees include check cashing fees, official check fees, safe deposit box rent and currency handling fees. Noninterest income totaled $7.9 million for the three months ended June 30, 2005 compared with $5.5 million for the same period in 2004, an increase of $2.4 million, or 44.5%. Noninterest income increased $3.7 million, or 34.4%, to $14.4 million for the six months ended June 30, 2005 from $10.7 million for the same period in 2004. The increases during both periods were primarily due to an increase in insufficient funds charges and customer service charges which resulted from the effect of an increase in the number of accounts due to the First Capital acquisition in March 2005 and the Liberty and Village acquisitions in August 2004. At June 30, 2005, the three acquisitions added approximately 46,500 deposit accounts and over 11,500 debit cards.

Brokered mortgage income increased $172,000, from $21,000 for the quarter ended June 30, 2004 compared with $193,000 for the quarter ended June 30, 2005. Mortgage loan fee income increased $291,000 from $27,000 for the six months ended June 30, 2004 compared with $318,000 for the six months ended June 30, 2005. The increase was primarily due to additional mortgage loan originations resulting from two mortgage divisions associated with Liberty and Village that were acquired in August 2004 and a third mortgage division associated with First Capital that was acquired in March 2005.

The following table presents for the periods indicated the major categories of noninterest income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Service charges on deposit accounts	$6,478	$4,830	$11,886	$9,590
Banking related service fees	288	243	555	473
Brokered mortgage income	193	21	318	27
Trust and investment income	87	48	156	113
Gain on sale of assets, net	50	87	51	110
Gain on sale of securities, net	—	78	—	78
Gain on held for sale loans, net	69	—	121	—
Other noninterest income	716	148	1,327	336

Total noninterest income	$7,881	$5,455	$14,414	$10,727

Noninterest Expense

Noninterest expense totaled $17.8 million for the quarter ended June 30, 2005 compared with $12.1 million for the quarter ended June 30, 2004, an increase of $5.7 million, or 47.6%. This increase occurred primarily in salaries and employee benefits, core deposit intangibles amortization and depreciation expense. Noninterest expense totaled $33.6 million for the six months ended June 30, 2005 compared with $24.5 million for the six months ended June 30, 2004, an increase of $9.1 million, or 37.2%. The increases during both periods are primarily due to the First Capital, Liberty and Village acquisitions. The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Salaries and employee benefits	$9,520	$6,608	$18,051	$13,312
Non-staff expenses:
Net occupancy expense	1,691	1,286	3,062	2,556
Depreciation	1,158	689	2,129	1,390
Data processing	701	490	1,297	933
Communications expense	954	704	1,774	1,429
Professional fees	289	219	540	389
Regulatory assessments and FDIC insurance	121	126	249	256
Ad valorem and franchise taxes	430	266	774	524
Core deposit intangibles amortization	1,098	382	1,821	765
Other	1,850	1,297	3,949	2,972

Total non-staff expenses	8,292	5,459	15,595	11,214

Total noninterest expense	$17,812	$12,067	$33,646	$24,526

Salaries and employee benefit expenses were $9.5 million for the quarter ended June 30, 2005 compared with $6.6 million for the quarter ended June 30, 2004, an increase of $2.9 million, or 44.1%. For the six months ended June 30, 2005, salaries and employee benefit expenses were $18.1 million, an increase of $4.7 million or 35.6% compared with $13.3 million for the six months ended June 30, 2004. The increases during both periods were principally due to additional staff associated with the First Capital acquisition in March 2005 and the Liberty and Village acquisitions in August 2004. The number of full-time equivalent (FTE) associates employed by the Company increased from 590 at June 30, 2004 to 902 at June 30, 2005.

Non-staff expenses increased $2.8 million, or 51.9%, to $8.3 million for the quarter ended June 30, 2005 compared with $5.5 million during the same period in 2004. Non-staff expenses increased $4.4 million, or 39.1%, to $15.6 million for the six months ended June 30, 2005 compared to $11.2 million during the same period in 2004. The increases during both periods were principally due to additional expenses associated with the First Capital, Liberty and Village acquisitions, increases in core deposit intangibles amortization related to the 2004 and 2005 acquisitions and increases in depreciation expense due to addition of 34 banking centers since June 30, 2004.

Income Taxes

Income tax expense increased $2.0 million to $6.2 million for the quarter ended June 30, 2005 compared with $4.2 million for the same period in 2004. For the six months ended June 30, 2005, income tax expense totaled $10.7 million, an increase of $2.5 million or 30.2% compared with $8.2 million for the same period in 2004. Both increases were primarily attributable to higher pretax net earnings for the quarter and six months ended June 30, 2005 when compared to the same respective periods in 2004.

FINANCIAL CONDITION

Loan Portfolio

Total loans were $1.52 billion at June 30, 2005, an increase of $484.7 million, or 46.8% from $1.04 billion at December 31, 2004. The increase was primarily due to the First Capital acquisition and internal growth. At June 30, 2005, $447.4 million of total loans was attributed to First Capital. Period end loans comprised 50.2% of average earning assets for the quarter ended June 30, 2005 compared with 42.5% of average earning assets for the quarter ended December 31, 2004.

The following table summarizes the loan portfolio of the Company by type of loan as of June 30, 2005 and December 31, 2004:

	June 30, 2005		December 31, 2004
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$238,961	15.7%	$144,432	13.9%
Real estate:
Construction and land development	200,898	13.2	109,591	10.6
1-4 family residential	302,612	19.9	260,453	25.2
Home equity	51,874	3.4	34,453	3.3
Commercial mortgages	554,706	36.5	369,151	35.6
Farmland	26,007	1.7	22,240	2.1
Multifamily residential	31,900	2.1	18,187	1.9
Agriculture	31,433	2.1	21,906	2.1
Other	12,113	0.8	2,246	0.2
Consumer (net of unearned discount)	69,671	4.6	52,854	5.1

Total loans (1)	$1,520,175	100.0%	$1,035,513	100.0%

(1)	Includes $1.1 million in loans held for sale.

Nonperforming Assets

The Company had $2.7 million in nonperforming assets at June 30, 2005 and $1.7 million in nonperforming assets at December 31, 2004, an increase of $1.0 million or 59.1%.

The Company generally places a loan on nonaccrual status and ceases accruing interest when the payment of principal or interest is delinquent for 90 days, or earlier in some cases, unless the loan is in the process of collection and the underlying collateral fully supports the carrying value of the loan. The Company generally charges off all loans before attaining nonaccrual status.

The following table presents information regarding nonperforming assets as of the dates indicated.

	June 30, 2005	December 31, 2004
	(Dollars in thousands)
Nonaccrual loans	$527	$297
Restructured loans	—	—
Accruing loans 90 or more days past due	2,137	1,083

Total nonperforming loans	2,664	1,380
Repossessed assets	49	—
Other real estate	25	341

Total nonperforming assets	$2,738	$1,721

Nonperforming assets to total loans and other real estate	0.18%	0.17%

Allowance for Credit Losses

Management actively monitors the Company’s asset quality and provides specific loss allowances when necessary. Loans are charged-off against the allowance for credit losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. As of June 30, 2005, the allowance for credit losses amounted to $16.9 million, or 1.11% of total loans compared with $13.1 million, or 1.27% of total loans at December 31, 2004.

Set forth below is an analysis of the allowance for credit losses for the six months ended June 30, 2005 and the year ended December 31, 2004:

	Six Months Ended June 30, 2005	Year Ended December 31, 2004
	(Dollars in thousands)
Average loans outstanding	$1,357,830	$871,736

Gross loans outstanding at end of period	$1,520,175	$1,035,513

Allowance for credit losses at beginning of period	$13,105	$10,345
Balance acquired with the First Capital acquisition in 2005 and the Liberty and Village acquisitions in 2004, respectively	3,603	2,365
Provision for credit losses	240	880
Charge-offs:
Commercial and industrial	(205)	(139)
Real estate and agriculture	(9)	(613)
Consumer	(91)	(198)
Recoveries:
Commercial and industrial	116	239
Real estate and agriculture	145	65
Consumer	35	161

Net charge-offs	(9)	(485)

Allowance for credit losses at end of period	$16,939	$13,105

Ratio of allowance to end of period loans	1.11%	1.27%
Ratio of net charge-offs to average loans	0.00%	0.06%
Ratio of allowance to end of period nonperforming loans	635.8%	949.6%

Securities

Carrying cost of securities totaled $1.48 billion at June 30, 2005 compared with $1.30 billion at December 31 2004, an increase of $175.6 million or 13.5%. The increase was principally due to the First Capital acquisition. At June 30, 2005, securities represented 42.9% of total assets compared with 48.3% of total assets at December 31, 2004.

The following table summarizes the amortized cost of securities as of the dates shown (available-for-sale securities are not adjusted for unrealized gains or losses):

	June 30, 2005	December 31, 2004
	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$124,501	$30,726
70% non-taxable preferred stock	24,000	24,000
States and political subdivisions	41,780	45,698
Corporate debt securities	11,092	10,491
Collateralized mortgage obligations	258,354	238,994
Mortgage-backed securities	1,023,910	957,354
Other	808	296

Total	$1,484,445	$1,307,559

Premises and Equipment

Premises and equipment, net of accumulated depreciation, totaled $48.7 million and $35.8 million at June 30, 2005 and December 31, 2004, respectively, an increase of $12.9 million or 36.1%. The increase was primarily due to the First Capital acquisition which added an additional (27) twenty-seven banking centers in March 2005.

Deposits

Total deposits were $2.85 billion at June 30, 2005 compared with $2.32 billion at December 31, 2004, an increase of $530.7 million or 22.9%. The increase was primarily due to the First Capital acquisition in March 2005. At June 30, 2005, noninterest-bearing deposits accounted for approximately 21.3% of total deposits compared with 22.4% of total deposits at December 31, 2004. Interest-bearing demand deposits totaled $2.24 billion, or 78.7%, of total deposits at June 30, 2005 compared with $1.80 billion, or 77.6%, of total deposits at December 31, 2004.

The following table summarizes the daily average balances and weighted average rates paid on deposits for the periods presented below:

	For the Six Months Ended June 30, 2005		For the Year Ended December 31, 2004
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Interest-bearing checking	$499,580	0.99%	$485,557	1.04%
Regular savings	142,964	0.75	110,801	0.59
Money market savings	507,772	1.45	384,529	0.87
Time deposits	975,418	2.55	735,095	2.12

Total interest-bearing deposits	2,125,734	1.80	1,715,982	1.43
Noninterest-bearing deposits	570,679	—	473,713	—

Total deposits	$2,696,413	1.42%	$2,189,695	1.12%

Other Borrowings

Deposits are the primary source of funds for the Company’s lending and investment activities. Occasionally, the Company obtains additional funds from the Federal Home Loan Bank (“FHLB”) and correspondent banks. At June 30, 2005, the Company had $43.3 million in FHLB borrowings and at December 31, 2004 the Company had $13.1 million in FHLB borrowings, all of which consisted of long-term FHLB notes payable. The increase is related to the Company’s assumption of $30.6 million of FHLB notes payable in connection with the First Capital acquisition. The maturity dates on the FHLB notes payable range from the years 2005 to 2028 and have interest rates ranging from 2.79% to 8.80%. FHLB notes payable are secured by a blanket lien on the Bank’s first mortgage loans against one-to-four family residential properties. The Company had no federal funds purchased at June 30, 2005 or December 31, 2004.

At June 30, 2005 the Company had $34.6 million in securities sold under repurchase agreements compared with $25.1 million at December 31, 2004.

Junior Subordinated Debentures

At June 30, 2005 and December 31, 2004, the Company had outstanding $75.8 million and $47.4 million, respectively, in junior subordinated debentures issued to the Company’s subsidiary trusts. The Company assumed $28.4 million in junior subordinated debentures in connection with the First Capital acquisition.

A summary of pertinent information related to the Company’s six issues of junior subordinated debentures outstanding at June 30, 2005 is shown in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate (5)	Junior Subordinated Debt Owed to Trusts	Maturity Date
Paradigm Capital Trust II (1)	Feb. 20, 2001	6,000,000	3-month LIBOR + 4.50%	6,186,000	Feb. 20, 2031
Prosperity Statutory Trust II	July 31, 2001	$15,000,000	3-month LIBOR + 3.58%, not to exceed 12.50%	$15,464,000	July 31, 2031
First Capital Statutory Trust I (2)	Mar. 26, 2002	20,000,000	3-month LIBOR + 3.60%	20,619,000	Mar. 26, 2032
First Capital Statutory Trust II (2)	Sept. 26, 2002	7,500,000	3-month LIBOR + 3.40%	7,732,000	Sept. 26, 2032
Prosperity Statutory Trust III	Aug. 15, 2003	12,500,000	6.50%(3)	12,887,000	Sept. 17, 2033
Prosperity Statutory Trust IV	Dec. 30, 2003	12,500,000	6.50%(4)	12,887,000	Dec. 30, 2033

(1)	Assumed in connection with the Paradigm acquisition on September 1, 2002.
(2)	Assumed in connection with the First Capital acquisition on March 1, 2005.
(3)	The debentures bear a fixed interest rate until September 17, 2008, when the rate begins to float on a quarterly basis based on the three-month LIBOR plus 3.00%.
(4)	The debentures bear a fixed interest rate until December 30, 2008, when the rate begins to float on a quarterly basis based on the three-month LIBOR plus 2.85%.
(5)	The 3-month LIBOR in effect as of June 30, 2005 was 3.52%.

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

Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of June 30, 2005, the Company had cash and cash equivalents of $87.8 million compared with $137.9 million at December 31, 2004.

Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of June 30, 2005 (other than deposit obligations). The Company’s future cash payments associated with its contractual obligations pursuant to its junior subordinated debentures, FHLB notes payable and operating leases as of June 30, 2005 are summarized below. Payments for FHLB notes payable do not include interest of $9.3 million that will be paid over the future periods presented. Payments related to leases are based on actual payments specified in underlying contracts.

	Payments due in:
	Remaining Fiscal 2005	Fiscal 2006-2007	Fiscal 2008-2009	Thereafter	Total
	(Dollars in thousands)
Junior subordinated debentures	$—	$—	$—	$75,775	$75,775
Federal Home Loan Bank notes payable	4,927	19,611	1,496	17,299	43,333
Operating leases	1,569	5,306	3,654	3,852	14,381

Total	$6,496	$24,917	$5,150	$96,926	$133,489

Off-Balance Sheet Items

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit as of June 30, 2005 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Remaining Fiscal 2005	Fiscal 2006-2007	Fiscal 2008-2009	Thereafter	Total
	(Dollars in thousands)
Standby letters of credit	$3,456	$4,808	$8	$—	$8,272
Commitments to extend credit	63,426	129,443	16,959	75,282	285,110

Total	$66,882	$134,251	$16,967	$75,282	$293,382

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

Capital Resources

Total shareholders’ equity was $436.3 million at June 30, 2005 compared with $275.6 million at December 31, 2004, an increase of $160.7 million, or 58.3%. The increase was due primarily to net earnings of $22.8 million and common stock issued in connection with the First Capital acquisition of $142.5 million, partially offset by dividends paid of $4.6 million for the six months ended June 30, 2005.

Both the Board of Governors of the Federal Reserve System, with respect to the Company, and the Federal Deposit Insurance Corporation (“FDIC”), with respect to the Bank, have established certain minimum risk-based capital standards that apply to bank holding companies and federally insured banks. As of June 30, 2005, the Company’s Tier 1 risk-based capital, total risk-based capital and leverage capital ratios were 14.79%, 15.84% and 7.49%, respectively. As of June 30, 2005, the Bank’s risk-based capital ratios were above the levels required for the Bank to be designated as “well capitalized” by the FDIC, with Tier-1 risk-based capital, total risk-based capital and leverage capital ratios of 14.47%, 15.52% and 7.31%, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its SEC filings is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosures controls and procedures” in Rule 13a-15 (e) and 15d-15 (e) promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating its controls and procedures. Based on this evaluation the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2005, because of the material weakness related to controls over the preparation and review of its consolidated statements of cash flows described below.

Management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Management has concluded that as of June 30, 2005 the Company did not maintain effective controls over the preparation and review of its consolidated statements of cash flows. Specifically, the Company did not maintain effective controls to appropriately classify amounts related to specific acquisitions reported in its consolidated statements of cash flows. The amounts presented in the Company’s statements of cash flows for the six months ended June 30, 2005 reflect a change in the presentation for stock issued in connection with acquisitions to present this activity as a non-cash financing activity rather than in the financing activities section of the statements of cash flows for the three months ended March 31, 2005. This resulted in a decrease in net cash provided by financing activities of $142,518,000 and a corresponding increase in cash provided by investing activities. There was no change in net cash provided by operating activities or in the total net decrease in cash and cash equivalents. These changes have no impact on the Company’s balance sheets and income statements. This correction is required for other prior periods and will be reflected in statements of cash flows by filing a Form 10-K/A for the year ended December 31, 2004 and Forms 10-Q/A for the periods ended March 31, 2005 and September 30, 2004. If not remediated, the control deficiency over the preparation and review of its consolidated statements of cash flows discussed above could result in a misstatement of the consolidated statements of cash flows that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected.

Changes in Internal Control Over Financial Reporting

In an effort to remediate the material weakness in the Company’s internal control over the preparation and review of its consolidated statements of cash flows described above, management has implemented a process to aid in correctly classifying amounts related to acquisitions reflected in the consolidated statement of cash flows, including a more detailed cash flow statement preparation checklist. Accordingly, management believes this process will remediate the material weakness discussed above. There were no changes in internal controls in the second quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a. Not applicable

b. Not applicable

c. Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 19, 2005, the Company held its Annual Meeting of Shareholders to consider and act upon the items listed below:

1.	William Fagan, MD, D. Michael Hunter, Perry Mueller, Jr., DDA and Harrison Stafford II were elected as Class I directors to serve on the Board of Directors of the Company until the Company’s 2008 Annual Meeting of Shareholders and until their successors are duly elected and qualified. S. Reed Morian was elected as a Class II director to serve on the Board of Directors of the Company until the Company’s 2006 Annual Meeting of Shareholders and until his successor is duly elected and qualified. A total of 22,954,930 shares were voted in favor of the election of William Fagan, MD and 931,857 shares were withheld from voting. A total of 23,222,132 shares were voted in favor of the election of D. Michael Hunter and 664,655 shares were withheld from voting. A total of 22,769,799 shares were voted in favor of the election of Perry Mueller, Jr. DDS and 1,116,988 shares were withheld from voting. A total of 23,210,183 shares were voted in favor of the election of Harrison Stafford II and 676,604 shares were withheld from voting. A total of 23,389,726 shares were voted in favor of the election of S. Reed Morian and 497,061 shares were withheld from voting

The following Class II and Class III directors continued in office after the Annual Meeting: James A. Bouligny, Charles A. Davis, Jr., Ned S. Holmes, Charles Howard, M.D., Tracy T. Rudolph, Robert Steelhammer, H.E. Timanus, Jr., and David Zalman.

2.	The shareholders ratified the appointment of Deloitte & Touche LLP as the independent registered public accounting firm for the year ending December 31, 2005. A total of 23,690,053 shares were voted in favor of the appointment, 192,770 shares were voted against the appointment and 3,964 shares abstained from voting.

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

a. Exhibits:

The following exhibits are furnished with this Quarterly Report on Form 10-Q;

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

PROSPERITY BANCSHARES, INC. SM
(Registrant)

Date: 08/09/05	/s/ David Zalman
David Zalman
Chief Executive Officer/President

Date: 08/09/05	/s/ David Hollaway
David Hollaway
Chief Financial Officer