Form 10-Q/A
period 2004-09-30
PROSPERITY BANCSHARES INC
filed 2005-10-28
CIK 1068851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

The purpose of this Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q of Prosperity Bancshares, Inc. (the “Company”) for the quarter ended September 30, 2004 (the “Original Form 10-Q”) is to restate the Company’s interim consolidated financial statements as of and for the nine months ended September 30, 2004 and 2003 to correct amounts on the Company’s consolidated statements of cash flows related to acquisitions as more fully discussed in Note 8 to the accompanying interim consolidated financial statements. Specifically, the amounts presented in the Company’s consolidated statements of cash flows for the nine months ended September 30, 2004 in this Amendment No. 1 reflect a correction in the presentation of the Company’s common stock issued in connection with acquisitions. This correction resulted in an increase in noncash activities. The Company also corrected certain other immaterial miscellaneous items in the consolidated statements of cash flows for the nine months ended September 30, 2004 and 2003. There was no change in the total increase in cash and cash equivalents. Further, these changes had no effect on the Company’s consolidated statements of income, consolidated balance sheets or consolidated statements of shareholders’ equity.

In addition, the Company has amended Item 4, Controls and Procedures, to update the disclosure regarding disclosure controls and procedures and internal control over financial reporting.

As a result of the restatement, the Company has determined it to be necessary to amend the Original Form 10-Q. This Amendment No. 1 amends and restates in its entirety Part I, Items 1 and 4 and Part II, Item 6 of the Original Form 10-Q. This Amendment No. 1 continues to reflect circumstances as of the date of the filing of the Original Form 10-Q and does not reflect events occurring after the filing of the Original Form 10-Q, or modify or update those disclosures in any way, except as required to reflect the effects of the restatement as described in Note 8 to the accompanying interim consolidated financial statements and to correct certain other immaterial miscellaneous items.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

INDEX TO FORM 10-Q/A

Page
PART I - FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements	3
Consolidated Balance Sheets as of September 30, 2004 (unaudited) and December 31, 2003 (unaudited)	3
Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2004 and 2003 (unaudited)	4
Consolidated Statements of Shareholders’ Equity for the Year Ended December 31, 2003 (unaudited) and for the Nine Months Ended September 30, 2004 (unaudited)	5
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2003 (unaudited) (Restated)	6
Notes to Interim Consolidated Financial Statements (unaudited)	8

Item 4. Controls and Procedures	14

PART II - OTHER INFORMATION

Item 6. Exhibits	14
Signatures	15

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2004	December 31, 2003
	(Dollars in thousands, except par value and share data)
ASSETS
Cash and due from banks	$60,874	$71,983
Federal funds sold	71,995	11,730

Total cash and cash equivalents	132,869	83,713
Interest-bearing deposits in financial institutions	600	262
Available for sale securities, at fair value (amortized cost of $196,259 and $260,533, respectively)	193,396	263,648
Held to maturity securities, at cost (fair value of $1,165,039 and $1,122,451, respectively)	1,160,182	1,113,232
Loans	1,007,420	770,053
Less allowance for credit losses	(12,861)	(10,345)

Loans, net	994,559	759,708
Accrued interest receivable	10,140	10,119
Goodwill	150,585	118,012
Core deposit intangibles, net of accumulated amortization of $2,231 and $1,010, respectively	13,300	6,743
Bank premises and equipment, net	36,331	34,299
Other real estate owned	535	246
Other assets	20,817	10,505

TOTAL	$2,713,314	$2,400,487

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$527,845	$467,389
Interest-bearing	1,799,434	1,616,359

Total deposits	2,327,279	2,083,748
Other borrowings	13,315	11,929
Securities sold under repurchase agreements	28,153	19,007
Accrued interest payable	2,717	2,522
Other liabilities	12,781	3,889
Junior subordinated debentures	59,804	59,804

Total liabilities	2,444,049	2,180,899
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $1 par value; 50,000,000 shares authorized;
22,415,541 and 20,966,706 shares issued at September 30, 2004 and December 31, 2003, respectively; 22,378,453 and 20,929,618 shares outstanding at September 30, 2004 and December 31, 2003, respectively	22,416	20,967
Capital surplus	134,160	102,594
Retained earnings	115,157	94,610
Accumulated other comprehensive income (loss) — netunrealized (loss) gain on available for sale securities, net of tax benefit of $1,002 and tax of $1,090, respectively	(1,861)	2,024
Less treasury stock, at cost, 37,088 shares at September 30, 2004 and December 31, 2003, respectively	(607)	(607)

Total shareholders’ equity	269,265	219,588

TOTAL	$2,713,314	$2,400,487

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$14,760	$11,675	$39,222	$34,630
Securities:
Taxable	13,320	8,758	40,041	28,431
Nontaxable	359	395	1,115	1,228
70% nontaxable preferred dividends	183	452	825	1,327
Federal funds sold.	136	82	238	162
Deposits in financial institutions	5	3	7	14

Total interest income.	28,763	21,365	81,448	65,792

INTEREST EXPENSE:
Deposits	6,316	5,459	17,783	17,074
Junior subordinated debentures	1,044	675	3,011	1,840
Federal funds sold and other borrowings	336	241	889	782

Total interest expense	7,696	6,375	21,683	19,696

NET INTEREST INCOME	21,067	14,990	59,765	46,096
PROVISION FOR CREDIT LOSSES	420	120	660	360

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	20,647	14,870	59,105	45,736

NONINTEREST INCOME:
Customer service fees	5,237	3,523	14,827	10,148
Other	874	803	1,933	2,022
Gain on sale of securities	—	—	78	—

Total noninterest income	6,111	4,326	16,838	12,170

NONINTEREST EXPENSE:
Salaries and employee benefits	7,147	5,259	20,459	15,943
Net occupancy expense	1,499	1,045	4,055	2,988
Data processing	540	453	1,473	1,728
Core deposit intangible amortization	455	207	1,220	590
Depreciation expense	728	634	2,118	1,855
Other	2,825	2,109	8,395	6,461

Total noninterest expense	13,194	9,707	37,720	29,565

INCOME BEFORE INCOME TAXES	13,564	9,489	38,223	28,341
PROVISION FOR INCOME TAXES	4,618	3,019	12,852	8,986

NET INCOME	$8,946	$6,470	$25,371	$19,355

EARNINGS PER SHARE
Basic	$0.41	$0.34	$1.19	$1.02

Diluted	$0.40	$0.34	$1.18	$1.01

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

					Accumulated Other Comprehensive Income (Loss)
	Common Stock		Capital Surplus	Retained Earnings		Treasury Stock	Total Shareholders’ Equity
	Shares	Amount

	(Amounts in thousands, except share data)
BALANCE AT DECEMBER 31, 2002	18,903,028	$18,903	$60,312	$72,917	$2,644	$(37)	$154,739
Net income						26,548	26,548
Net change in unrealized gain (loss) on available for sale securities.					(620)		(620)

Total comprehensive income							25,928

Exercise of stock options	170,638	171	824				995
Refund of escrow shares in connection with the Paradigm acquisition						(570)	(570)
Common stock issued in connection with the MainBancorp acquisition	1,499,966	1,500	33,149				34,649
Common stock issued in connection with the FSBNT acquisition	393,074	393	8,538				8,931
Stock option compensation			25				25
Junior subordinated debentures issuance costs			(254)				(254)
Cash dividends declared, $0.25per share				(4,855)			(4,855)

BALANCE AT DECEMBER 31, 2003	20,966,706	20,967	102,594	94,610	2,024	(607)	219,588
Net income						25,371	25,371
Net change in unrealized gain (loss) on available for sale securities					(3,885)		(3,885)

Total comprehensive income							21,486

Exercise of stock options	203,644	204	808				1,012
Stock option compensation			45				45
Common stock issued in connection with the Liberty Bancshares acquisition	1,245,191	1,245	30,713				31,958
Cash dividends declared, $0.225 per share				(4,824)			(4,824)

BALANCE AT SEPTEMBER 30, 2004	22,415,541	$22,416	$134,160	$115,157	$(1,861)	$(607)	$269,265

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2004	2003
	(Dollars in thousands)
	(As restated, see note 8)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,371	$19,355
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,338	2,445
Provision for credit losses	660	360
Net amortization of discount on investments	3,848	8,210
Loss (gain) on sale of other real estate	14	(22)
Gain on sale of premises and equipment	(321)	(244)
Stock option compensation expense	45
(Increase) decrease in other assets and accrued interest receivable	(3,788)	(328)
Increase (decrease) in other liabilities and accrued interest payable	8,008	(4,707)

Total adjustments	11,804	5,714

Net cash provided by operating activities	37,175	25,069

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of held to maturity securities	203,661	418,359
Purchase of held to maturity securities	(251,278)	(698,911)
Proceeds from maturities and principal paydowns of available for sale securities	73,304	108,782
Purchase of available for sale securities	—	(11,949)
Net (increase) decrease in loans	(39,611)	33,058
Purchase of bank premises and equipment	(901)	(3,119)
Net decrease in interest-bearing deposits in financial institutions	362	286
Proceeds from sale of bank premises, equipment, and other real estate	2,318	1,674
Purchase of Liberty Bancshares, Inc.	(9,132)	—
Cash and cash equivalents acquired in the purchase of Liberty Bancshares, Inc	46,599	—
Purchase of Village Bank & Trust ssb	(19,150)	—
Cash and cash equivalents acquired in the purchase of Village Bank & Trust ssb	16,120	—
Purchase of Dallas Bancshares, Inc.	—	(7,068)
Cash and cash equivalents acquired in the purchase of Dallas Bancshares, Inc.	—	10,517
Purchase of Abrams Centre Bancshares, Inc.	—	(16,865)
Cash and cash equivalents acquired in the purchase of Abrams Centre Bancshares, Inc.	—	38,458

Net cash provided by (used in) investing activities	22,292	(126,778)

(Table continued on following page)

	Nine Months Ended September 30,
	2004	2003
	(Dollars in thousands)
	(As restated—see Note 8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in noninterest-bearing deposits	(405)	86,975
Net (decrease) increase in interest-bearing deposits	(14,011)	52,800
Proceeds from the issuance of junior subordinated debentures	—	12,500
Junior subordinated debentures issuance costs	—	(129)
Net repayments of other borrowings	(1,230)	(24,202)
Net increase in securities sold under repurchase agreements	9,146	—
Proceeds from exercise of stock options	1,012	372
Payments of cash dividends	(4,823)	(3,551)

Net cash (used in) provided by financing activities	(10,311)	124,765

NET INCREASE IN CASH AND CASH EQUIVALENTS	$49,156	$23,056
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	83,713	80,799

CASH AND CASH EQUIVALENTS, END OF PERIOD	$132,869	$103,855

NONCASH ACTIVITIES:
Stock issued in connection with the Liberty Bancshares acquisition	$31,958	—

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
	(In Thousands Except Per Share Amounts)
Net income available to common shareholders	$8,946	$6,470	$25,371	$19,355
Weighted average common shares outstanding	21,843	18,974	21,250	18,948
Potential dilutive common shares	263	280	278	290

Weighted average common shares and equivalents outstanding	22,106	19,254	21,528	19,238

Basic earnings per common share	$0.41	$0.34	$1.19	$1.02

Diluted earnings per common share	$0.40	$0.34	$1.18	$1.01

The incremental shares for the assumed exercise of the outstanding options were determined by application of the treasury stock method. No options issued by the Company had an anti-dilutive effect for the three months September 30, 2004 and 2003 or for the nine months ended September 30, 2004 and 2003.

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

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(UNAUDITED)

4. RECENT DEVELOPMENTS

On October 26, 2004, the Company announced the signing of a definitive agreement with FirstCapital Bankers, Inc. (“FirstCapital”), Corpus Christi, Texas. Under the terms of the agreement, FirstCapital will merge into the Company and subsequently, FirstCapital’s wholly owned subsidiary, FirstCapital Bank, s.s.b. will merge into the Bank. The Company will issue approximately 5.0 million shares of its common stock for all of the issued and outstanding capital stock of FirstCapital.

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

In connection with the purchase, the Company recorded a premium of $12.2 million, of which $1.0 million was identified as core deposit intangibles. The remaining $11.2 million of the premium was recorded as goodwill. The core deposit intangibles are being amortized using an accelerated amortization method over an 8 year life.

The acquisition was accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of the acquired branch were recorded at their fair values at the acquisition date.

On August 1, 2004, the Company completed its acquisition of Liberty Bancshares, Inc. (“Liberty”), Austin, Texas, pursuant to which Liberty merged into the Company and its wholly owned subsidiary, Liberty Bank, S.S.B., merged into the Bank. Under the terms of the agreement, the Company paid approximately $9.1 million in cash and issued approximately 1.3 million shares of its Common Stock for all of the issued and outstanding capital stock of Liberty and Liberty Bank. and all outstanding stock options of Liberty Bank. Liberty was privately held and operated six (6) banking offices in Austin, Texas. As of June 30, 2004, Liberty had on a consolidated basis, total assets of $178.7 million, loans of $120.3 million, deposits of $158.9 million and shareholders’ equity of $16.5 million.

In connection with the purchase, the Company recorded a premium of $27.6 million of which $4.6 million was identified as core deposit intangibles. The remaining $23.0 million of the premium was recorded as goodwill. The core deposit intangibles are being amortized using an accelerated amortization method over an 8 year life.

The acquisition was accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of the acquired branches were recorded at their fair values at the acquisition date.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(UNAUDITED)

5. GOODWILL AND CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles (CDI) for nine months ended September 30, 2004 were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)
Balance as of December 31, 2003	$118,012	$6,743
Amortization	—	(1,220)
Acquisition of Liberty Bancshares, Inc.	22,914	4,636
Acquisition of Village Bank & Trust, ssb	11,114	1,040
Core deposit intangibles-First State Bank of North Texas	(1,801)	1,801
Expenses associated with the acquisition of First State Bank of North Texas	(239)	—
Core deposit intangibles-MainBancorp	(300)	300
Expenses associated with the acquisition of MainBancorp	96	—
Adjustments associated with the acquisition of Dallas Bancshares (deferred taxes)	(7)	—
Adjustments associated with the acquisition of Southwest Bank Holding Company (deferred taxes)	796	—

Balance as of September 30, 2004	$150,585	$13,300

The Company initially records the total premium paid on acquisitions at management’s best estimate of goodwill and CDI. Subsequent to the acquisition, a third party valuation of CDI is performed. Adjustments to CDI, if necessary, are appropriately reclassified within goodwill. Net income is decreased by the amortization of CDI which is amortized at an accelerated rate over an eight year period from the acquisition date. Adjustments to estimates of deferred taxes that relate to goodwill are made after reconciliations of the final tax returns are prepared. The reclassifications have no effect on total assets, liabilities, shareholder’s equity or cash flows.

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

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(UNAUDITED)

The following table presents information regarding nonperforming assets as of the dates indicated.

	September 30, 2004	December 31, 2003
	(Dollars in thousands)
Nonaccrual loans	$709	$2
Restructured loans	—	—
Accruing loans 90 or more days past due	1,238	679

Total nonperforming loans	1,947	681
Repossessed assets	81	40
Other real estate	535	246

Total nonperforming assets	$2,563	$967

Non-performing assets to total loans and other real estate	0.25%	0.13%

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

After redemption of the $12.4 million in Subordinated Debentures issued to Prosperity Capital Trust I, the Company will have outstanding $47.4 million in junior subordinated debentures issued to the Company’s subsidiary trusts.

8. RESTATEMENT OF INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to the issuance of the Company’s September 30, 2004 interim consolidated financial statements, the Company determined that amounts presented in the Company’s consolidated statement of cash flows for the nine months ended September 30, 2004 reflected an error in the presentation of the Company’s common stock issued in connection with acquisitions. This correction resulted in a $32.0 million increase in non-cash activities. The Company also corrected certain other immaterial miscellaneous items in the consolidated statements of cash flows for the nine months ended September 30, 2004 and 2003. There was no change in the net increase in cash and cash equivalents. Further, these changes had no effect on the Company’s consolidated statements of income, consolidated balance sheets or consolidated statements of shareholders’ equity.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(UNAUDITED)

The effect of the restatement on the Company’s consolidated statement of cash flows for the nine months ended September 30, 2004 and 2003 is reflected in the table below:

Consolidated statement of cash flows:

	2004		2003
	As Previously Reported	As Restated	As Previously Reported	As Restated
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
(Increase) decrease in other assets and accrued interest receivable	$(5,237)	$(3,788)	$78	$(328)
Increase (decrease) in other liabilities and accrued interest payable	7,088	8,008	(4,569)	(4,707)
Stock option compensation expense	—	45	—	—
Net cash provided by operating activities	34,761	37,175	25,613	25,069

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of bank premises, equipment and other real estate	1,543	2,318	1,674	1,674
Premium paid for the purchase of Liberty Bancshares, Inc.	(22,914)	—	—	—
Net liabilities acquired in the purchase of Liberty Bancshares, Inc. (net of acquired cash of $46,599)	64,115	—	—	—
Purchase of Liberty Bancshares, Inc.	—	(9,132)	—	—
Cash and cash equivalents acquired in the purchase of Liberty Bancshares, Inc.	—	46,599	—	—
Premium paid for the purchase of Village Bank & Trust ssb	(12,154)	—	—	—
Net liabilities acquired in the purchase of Village Bank & Trust ssb (net of acquired cash of $16,120)	8,579	—	—	—
Purchase of Village Bank & Trust ssb	—	(19,150)	—	—
Cash and cash equivalents acquired in the purchase of Village Bank & Trust ssb	—	16,120	—	—
Premium paid for the purchase of Dallas Bancshares, Inc.	—	—	(2,982)	—
Net liabilities acquired in the purchase of Dallas Bancshares, Inc. (net of acquired cash of $10,517)	—	—	6,269	—
Purchase of Dallas Bancshares, Inc.	—	—	—	(7,068)
Cash and cash equivalents acquired in the purchase of Dallas Bancshares, Inc.	—	—	—	10,517
Premium paid for the purchase of Abrams Centre Bancshares, Inc.	—	—	(6,992)	—
Net liabilities acquired in the purchase of Abrams Centre Bancshares, Inc. (net of acquired cash of $38,458)	—	—	28,203	—
Purchase of Abrams Centre Bancshares, Inc.	—	—	—	(16,865)
Cash and cash equivalents acquired in the purchase of Abrams Centre Bancshares, Inc.	—	—	—	38,458
Total cash provided by (used in) investing activities	24,706	22,292	(127,322)	(126,778)
Net increase in cash and cash equivalents	$49,156	$49,156	$23,056	$23,056

NONCASH ACTIVITIES:
Stock issued in connection with the Liberty Bancshares, Inc. acquisition.	$—	$31,958	$—	$—

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its SEC filings is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosures controls and procedures” in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating its controls and procedures.

Management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. Subsequent to the date of that evaluation, management considered the restatement of the Company’s interim consolidated financial statements and concluded that such restatement was the result of a material weakness related to controls over the preparation and review of its consolidated statement of cash flows. Based on such considerations, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2004, the Company’s disclosure controls and procedures were not effective solely because of the material weakness described below. Specifically, the Company did not maintain effective controls to appropriately classify the presentation of the Company’s common stock issued in connection with acquisitions as a noncash activity rather than presenting it as a cash activity in the Company’s consolidated statement of cash flows for the nine months ended September 30, 2004. This change in presentation resulted in an increase in noncash activities. The Company also corrected certain other immaterial miscellaneous items in the consolidated statements of cash flows for the nine months ended September 30, 2004 and 2003. There was no change in the net increase in cash and cash equivalents. Further, these changes had no effect on the Company’s consolidated statements of income, consolidated balance sheets or consolidated statements of shareholders’ equity.

Changes in Internal Control Over Financial Reporting

In an effort to remediate the material weakness in the Company’s internal control over the preparation and review of its consolidated statements of cash flows described above, during the third quarter of 2005, management has implemented a process to aid in correctly classifying amounts related to acquisitions reflected in the consolidated statement of cash flows, including a more detailed cash flow statement preparation checklist. Accordingly, management believes this process will remediate the material weakness discussed above. There were no changes in the Company’s internal controls over financial reporting during the third quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

a.	Exhibits:

Exhibit Number	Description of Exhibit
21.1**	Subsidiaries of Prosperity Bancshares, Inc.

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Previously filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPERITY BANCSHARES, INC. SM
(Registrant)

Date: 10/28/05	/s/ David Zalman
David Zalman
Chief Executive Officer/President

Date: 10/28/05	/s/ David Hollaway
David Hollaway
Chief Financial Officer