Form 10-K/A
period 2004-12-31
PROSPERITY BANCSHARES INC
filed 2005-10-28
CIK 1068851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

Explanatory Note

The purpose of this Amendment No. 1 on Form 10-K/A to the Annual Report on Form 10-K of Prosperity Bancshares, Inc. (the “Company”) for the year ended December 31, 2004 (the “Original Form 10-K”) is to restate the Company’s consolidated financial statements as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002 to correct amounts on the Company’s consolidated statements of cash flows related to acquisitions as more fully discussed in Note 21 to the accompanying consolidated financial statements. Specifically, the amounts presented in the Company’s consolidated statements of cash flows for the years ended December 31, 2004, 2003 and 2002 reflect a correction in the presentation of the Company’s common stock issued in connection with acquisitions to present this activity as a non-cash activity rather than it being presented as cash flows in the financing and investing activities sections of the consolidated statements of cash flows. The Company also corrected other immaterial miscellaneous items in the consolidated statements of cash flows for the years ended December 31, 2004, 2003 and 2002. There was no change in the net increase in cash and cash equivalents. Further, these changes had no effect on the Company’s consolidated statements of income, consolidated balance sheets or consolidated statements of shareholders’ equity.

In addition, the Company has amended Item 9A and Managements’ Annual Report on Internal Control Over Financial Reporting to update the disclosure regarding disclosure controls and procedures and internal control over financial reporting.

As a result of the restatement, the Company has determined it to be necessary to amend the Original Form 10-K. This Amendment No. 1 amends and restates in its entirety Part II, Items 8 and 9A and Part IV, Item 15 of the Original Form 10-K. This Amendment No. 1 continues to reflect circumstances as of the date of the filing of the Original Form 10-K and does not reflect events occurring after the filing of the Original Form 10-K, or modify or update those disclosures in any way, except as required to reflect the effects of the restatement as described in Note 21 to the accompanying consolidated financial statements and to correct certain other immaterial miscellaneous items.

PROSPERITY BANCSHARES, INC. ®

2004 ANNUAL REPORT ON FORM 10-K/A

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements, the reports thereon, the notes thereto and supplementary data commence at page 8 of this Amendment No. 1 to the Annual Report on Form 10-K/A.

The following table presents certain unaudited quarterly financial information concerning the Company’s results of operations for each of the two years indicated below. The information should be read in conjunction with the historical consolidated financial statements of the Company and the notes thereto appearing elsewhere in this Amendment No. 1 to the Annual Report on Form
10-K/A.

CONSOLIDATED QUARTERLY FINANCIAL DATA OF THE COMPANY

	Quarter Ended 2004 (unaudited) (As previously reported)
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

	Quarter Ended 2003 (unaudited) (As previously reported)
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

ITEM 9A. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its SEC filings is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosures controls and procedures” in Rule 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply judgment in evaluating its controls and procedures.

Management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. Subsequent to the date of that evaluation, management considered the restatement of the Company’s consolidated financial statements and concluded that such restatement was the result of a material weakness related to controls over the preparation and review of its consolidated statement of cash flows. Based on such considerations, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2004, the Company’s disclosure controls and procedures were not effective solely because of the material weakness described below. Specifically, the Company did not maintain effective controls to appropriately classify the presentation of the Company’s common stock issued in connection with acquisitions. The amounts presented in the Company’s statements of cash flows for the year ended December 31, 2004, 2003 and 2002 reflect a change in the presentation for Company common stock issued in connection with acquisitions to present this activity as a non-cash activity rather than being presented as cash flows in the financing and investing activities section of the statements of cash flows. The Company also corrected other immaterial miscellaneous items. There was no change in the net increase in cash and cash equivalents. Further, these changes had no impact on the Company’s consolidated statements of income, consolidated balance sheets or consolidated statements of shareholders’ equity.

In an effort to remediate the material weakness in the Company’s internal control over the preparation and review of its consolidated statements of cash flows described above, management has implemented a process to aid in correctly classifying amounts related to acquisitions reflected in the consolidated statement of cash flows, including a more detailed cash flow statement preparation checklist. Accordingly, management believes this process will remediate the material weakness discussed above. There were no changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) Securities Exchange Act of 1934) in the fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of December 31, 2004, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in the “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. This assessment included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FRY-9C) to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act. Based on management’s consideration of the restatement of the Company’s consolidated financial statements subsequent to the date of such assessment, management determined that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, solely because of the material weakness related to controls over the preparation and review of its consolidated statements of cash flows described above.

Deloitte & Touche, LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Amendment No. 1 to the Annual Report on Form 10-K/A, has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. The report is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our report dated March 8, 2005, we expressed an unqualified opinion on management’s assessment that the Company maintained effective internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting. As described in the following paragraph, the Company subsequently identified material misstatements in its 2004, 2003 and 2002 annual financial statements and 2005 and 2004 interim financial statements, which caused such annual and interim financial statements to be restated. Management subsequently revised its assessment due to the identification of a material weakness, described in the following paragraph, in connection with the financial statement restatement. Accordingly, our opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 expressed herein is different from that expressed in our previous report.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s revised assessments: The amounts presented in the Company’s statements of cash flows for the years ended December 31, 2004, 2003 and 2002 reflect a correction in the presentation for stock issued in connection with acquisitions to present this activity as a non-cash activity rather than being presented as cash flows in the financing and investing activities sections of the consolidated statements of cash flows. The Company also corrected other immaterial miscellaneous items. There was no change in the total net increase in cash and cash equivalents. These changes had no effect on the Company’s statements of income, balance sheets or statements of shareholders’ equity. This material weakness resulted in the restatement of the Company’s previously issued annual financial statements as described more fully in Note 21 to the consolidated financial statements. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2004 (as restated), of the Company and this report does not affect our report on such restated financial statements.

In our opinion, management’s revised assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 (as restated) of the Company and our report dated March 8, 2005 (October 26, 2005 as to the effects of the restatement described in Note 21 to the financial statements) expresses an unqualified opinion on those financial statements and includes explanatory paragraphs relating to the restatement described in Note 21 to the financial statements.

Houston, Texas

March 8, 2005 (October 26, 2005 as to the effect of

the material weakness described in Management’s

Report on Internal Control over Financial Reporting,

as revised)

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Consolidated Financial Statements and Schedules

Reference is made to the Consolidated Financial Statements, the reports thereon, the notes thereto and supplementary data commencing at page 8 of this Amendment No. 1 to the Annual Report on Form 10-K/A. Set forth below is a list of such Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Income for the Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Shareholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002 (as Restated)

Notes to Consolidated Financial Statements

Financial Statement Schedules

All supplemental schedules are omitted as inapplicable or because the required information is included in the Consolidated Financial Statements or notes thereto.

Exhibits

Each exhibit marked with an asterisk is filed with this Annual Report on Form 10-K/A.

Exhibit Number (1)		Description
2.1	-	Agreement and Plan of Reorganization, dated as of October 25, 2004, by and between the Company and First Capital Bankers, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-121767)).

2.2	-	Agreement and Plan of Reorganization dated as of May 1, 2002 by and between Prosperity Bancshares, Inc. and Paradigm Bancorporation, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-91248))

2.3	-	Stock Purchase Agreement dated as of February 22, 2002 by and between Prosperity Bancshares, Inc. and American Bancorp of Oklahoma, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)

2.4	-	Agreement and Plan of Reorganization dated as of April 26, 2002 by and among Prosperity Bancshares, Inc., Prosperity Bank and The First State Bank (incorporated herein by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)

2.5	-	Agreement and Plan of Reorganization by and between the Prosperity Bancshares, Inc and Commercial Bancshares, Inc. dated November 8, 2000 (incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-52342))

2.6	-	Agreement and Plan of Reorganization by and between Prosperity Bancshares, Inc. and South Texas Bancshares, Inc. dated June 17, 1999 (incorporated herein by reference to Exhibit 2.1 to the Company’s Form 10-Q for the quarter ended June 30, 1999)

2.7	-	Agreement and Plan of Reorganization dated June 5, 1998 by and among Prosperity, Prosperity Bank and Union State Bank (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267))

3.1	-	Amended and Restated Articles of Incorporation of Prosperity (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267))

3.2	-	Amended and Restated Bylaws of Prosperity (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended March 31, 2001)

4.1	-	Form of certificate representing shares of Prosperity common stock (incorporated herein by reference to Exhibit 4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267))

4.2	-	Indenture dated as of July 31, 2001 by and between Prosperity Bancshares, Inc., as Issuer, and State Street Bank and Trust Company of Connecticut, National Association, with respect to the Floating Rate Junior Subordinated Deferrable Interest Debentures of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

4.3	-	Amended and Restated Declaration of Trust of Prosperity Statutory Trust II dated as of July 31, 2001 (incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

4.4	-	Guarantee Agreement dated as of July 31, 2001 by and between Prosperity Bancshares, Inc. and State Street Bank and Trust Company of Connecticut, National Association (incorporated herein by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.1†	-	Prosperity Bancshares, Inc. 1995 Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267))

10.2†	-	Prosperity Bancshares, Inc. 1998 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267))

10.3†	-	Prosperity Bancshares, Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-121767))

10.4†	-	Amended and Restated Employment Agreement by and between Prosperity Bank and David Zalman (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 18, 2005)

10.5†	-	Amended and Restated Employment Agreement by and between Prosperity Bank and H. E. Timanus, Jr. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 18, 2005)

10.6†	-	Employment Agreement between the Company, Prosperity Bank and D. Michael Hunter (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-4 (Registration No. 333-121767))

10.7†	-	Commercial Bancshares, Inc. Incentive Stock Option Plan for Key Employees (incorporated herein by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (Registration No. 333-57238))

10.8†	-	Form of Stock Option Agreement under the Commercial Bancshares, Inc. Incentive Stock Option Plan for Key Employees (incorporated herein by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-8 (Registration No. 333-57238))

10.9†	-	Paradigm Bancorporation, Inc. 1999 Stock Incentive Plan (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-100815))

10.10†	-	MainBancorp, Inc. 1996 Employee Stock Option Plan (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-110755))

10.11†	-	Form of MainBancorp, Inc. Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-110755))

10.12†**	-	First Capital Bankers, Inc. 1996 Executive Stock Option Plan

10.13†**	-	First Capital Bankers, Inc. Amended and Restated 1998 Stock Option Plan

21.1**	-	Subsidiaries of Prosperity Bancshares, Inc.

23.1*	-	Consent of Deloitte & Touche LLP

31.1*	-	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	-	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	-	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	-	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract or compensatory plan or arrangement.
(1)	The Company has other long-term debt agreements that meet the exclusion set forth in Section 601(b)(4)(iii)(A) of Regulation S-K. The Company hereby agrees to furnish a copy of such agreements to the Commission upon request.
*	Filed herewith.
**	Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Prosperity Bancshares, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston and State of Texas on October 28, 2005.

PROSPERITY BANCSHARES, INC.®

By:	/s/ DAVID ZALMAN
David Zalman
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant in the indicated capacities on October 28, 2005.

Signature	Positions
/s/ DAVID ZALMAN David Zalman	President and Chief Executive Officer (principal executive officer); Director

/s/ NED S. HOLMES Ned S. Holmes	Chairman of the Board; Director

/s/ DAVID HOLLAWAY David Hollaway	Chief Financial Officer (principal financial officer and principal accounting officer)

/s/ H.E. TIMANUS, JR. H.E. Timanus, Jr.	Executive Vice President and Chief Operating Officer; Director

/s/ JAMES A. BOULIGNY James A. Bouligny	Director

/s/ CHARLES A. DAVIS, JR. Charles A. Davis, Jr.	Director

/s/ WILLIAM H. FAGAN, M.D. William Fagan, M.D.	Director

/s/ CHARLES J. HOWARD, M.D. Charles Howard, M.D.	Director

/s/ D. MICHAEL HUNTER D. Michael Hunter	Director

/s/ S. REED MORIAN S. Reed Morian	Director

/s/ PERRY MUELLER, JR., D.D.S. Perry Mueller, Jr., D.D.S.	Director

/s/ TRACY T. RUDOLPH Tracy T. Rudolph	Director

/s/ HARRISON STAFFORD II Harrison Stafford II	Director

/s/ ROBERT STEELHAMMER Robert Steelhammer	Director

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Prosperity Bancshares, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2005 (October 26, 2005 as to the effect of the material weakness described in Management’s Report on Internal Control Over Financial Reporting (as revised)), expresses an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Note 21, the consolidated statements of cash flows for each of the three fiscal years in the period ended December 31, 2004 have been restated.

Houston, Texas

March 8, 2005 (October 26, 2005 as to the

effects of the restatement described in Note 21)

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2004	2003	2002
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$55,779	$46,686	$38,330
Securities:
Taxable.	52,771	40,507	39,289
Nontaxable	1,461	1,625	1,599
70% nontaxable preferred dividends	1,009	1,779	1,216
Federal funds sold	556	232	285
Deposits in financial institutions	180	16	23

Total interest income	111,756	90,845	80,742

INTEREST EXPENSE:
Deposits	24,586	22,633	24,976
Junior subordinated debentures	4,046	2,630	2,170
Note payable and other borrowings	1,157	1,083	955

Total interest expense	29,789	26,346	28,101

NET INTEREST INCOME	81,967	64,499	52,641
PROVISION FOR CREDIT LOSSES	880	483	1,010

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	81,087	64,016	51,631

NONINTEREST INCOME:
Service charges on deposit accounts	20,215	14,236	9,764
Gain on sale of securities	78	—	—
Other	2,778	2,730	1,830

Total noninterest income	23,071	16,966	11,594

NONINTEREST EXPENSE:
Salaries and employee benefits	27,861	22,422	16,379
Net occupancy expense	4,814	4,492	3,439
Data processing	2,036	2,128	2,131
Core deposit intangibles amortization	1,781	818	192
Depreciation expense	2,843	2,535	1,830
Other	12,372	9,626	8,378

Total noninterest expense	51,707	42,021	32,349

INCOME BEFORE INCOME TAXES	52,451	38,961	30,876
PROVISION FOR INCOME TAXES	17,744	12,413	9,555

NET INCOME	$34,707	$26,548	$21,321

EARNINGS PER SHARE:
Basic	$1.61	$1.38	$1.25

Diluted	$1.59	$1.36	$1.22

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
	(Dollars in thousands, except share data)
BALANCE AT JANUARY 1, 2002	16,218,022	$16,218	$16,865	$55,462	$217	$(37)	$88,725
Net income				21,321			21,321
Net change in unrealized gain (loss) on available for sale securities					2,427		2,427

Total comprehensive income							23,748

Issuance of common stock in connection with the exercise of stock options	104,504	105	155				260
Common stock issued in connection with Paradigm acquisition	2,580,502	2,580	43,295				45,875
Cash paid in lieu of fractional shares in connection with the Paradigm acquisition			(3)				(3)
Cash dividends declared, $0.22 per share				(3,866)			(3,866)

BALANCE AT DECEMBER 31, 2002	18,903,028	18,903	60,312	72,917	2,644	(37)	154,739
Net income				26,548			26,548
Net change in unrealized (loss) gain on available for sale securities					(620)		(620)

Total comprehensive income							25,928

Issuance of common stock in connection with the exercise of stock options	170,638	171	824				995
Refund of escrow shares in connection with the Paradigm acquisition						(570)	(570)
Common stock issued in connection with the Mainbancorp acquisition	1,499,966	1,500	33,149				34,649
Common stock issued in connection with the FSBNT acquisition	393,074	393	8,538				8,931
Stock option compensation			25				25
Junior subordinated debentures issuance costs			(254)				(254)
Cash dividends declared, $0.25 per share				(4,855)			(4,855)

BALANCE AT DECEMBER 31, 2003	20,966,706	20,967	102,594	94,610	2,024	(607)	219,588
Net income				34,707			34,707
Net change in unrealized (loss) gain on available for sale securities					(5,123)		(5,123)

Total comprehensive income							29,584

Issuance of common stock in connection with the exercise of stock options	206,321	206	840				1,046
Common stock issued in connection with the Liberty acquisition	1,245,191	1,245	30,713				31,958
Stock option compensation			141				141
Cash dividends declared, $0.31 per share				(6,670)			(6,670)

BALANCE AT DECEMBER 31, 2004	22,418,218	$22,418	$134,288	$122,647	$(3,099)	$(607)	$275,647

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
	(As restated, see note 21)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$34,707	$26,548	$21,321
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,122	3,353	2,022
Provision for credit losses	880	483	1,010
Net amortization of premium on investments	4,869	9,707	4,317
Gain on sale of premises, equipment and other real estate	(389)	(378)	(39)
Stock option compensation expense	141	25	—
(Increase) decrease in accrued interest receivable and other assets	(4,056)	4,871	(1,525)
Increase (decrease) in accrued interest payable and other liabilities	7,649	(3,995)	(2,567)

Total adjustments	14,216	14,066	3,218

Net cash provided by operating activities	48,923	40,614	24,539

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of held to maturity securities	257,501	505,733	211,467
Purchase of held to maturity securities	(270,855)	(973,480)	(300,816)
Proceeds from maturities and principal paydowns of available for sale securities	67,201	144,821	128,906
Proceeds from the sales of available for sale securities	20,000	—	—
Purchase of available for sale securities	(299)	(11,951)	(119,527)
Net (increase) decrease in loans	(68,254)	38,001	36,838
Purchase of bank premises and equipment	(895)	(3,485)	(2,171)
Net proceeds from sale of bank premises, equipment and other real estate	3,297	3,243	1,229
Purchase of Liberty Bancshares, Inc. and Village Bank & Trust, ssb	(28,282)	—	—
Cash and cash equivalents acquired in the purchase of Liberty Bancshares, Inc. and Village Bank & Trust, ssb	62,719	—	—
Purchase of Abrams Centre Bancshares, Dallas Bancshares, MainBancorp and FSBNT	—	(45,665)	—
Cash and cash equivalents acquired in the purchase of Abrams Centre Bancshares, Dallas Bancshares, MainBancorp and FSBNT	—	158,902	—
Purchase of Texas Guaranty Bank, The First State Bank, Paradigm Bancorporation, First National Bank of Bay City and Southwest Bank Holding Company	—	—	(40,785)
Cash and cash equivalents acquired in the purchase of Texas Guaranty Bank, The First State Bank, Paradigm Bancorporation, First National Bank of Bay City and Southwest Bank Holding Company	—	—	52,206
Net decrease in interest-bearing deposits in financial institutions	762	399	397

Net cash provided by (used in) investing activities	42,895	(183,482)	(32,256)

(Table continued on following page)

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in noninterest-bearing deposits	$(9,892)	$23,579	$10,118
Net (decrease) increase in interest-bearing deposits	(14,727)	125,657	26,228
Proceeds (repayments) of other borrowings and securities sold under repurchase agreements (net)	4,622	(24,340)	14,059
Proceeds from issuance of junior subordinated debentures	—	25,000	—
Junior subordinated debentures issuance costs	—	(254)	—
Cash paid in lieu of fractional shares	—	—	(3)
Redemption of junior subordinated debentures issued to Prosperity Capital Trust I (net)	(12,000)	—	—
Proceeds from stock option exercises	1,046	995	260
Payments of cash dividends	(6,670)	(4,855)	(3,866)

Net cash (used in) provided by financing activities	(37,621)	145,782	46,796

NET INCREASE IN CASH AND CASH EQUIVALENTS	$54,197	$2,914	$39,079
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	83,713	80,799	41,720

CASH AND CASH EQUIVALENTS, END OF PERIOD	$137,910	$83,713	$80,799

NONCASH ACTIVITIES:
Stock issued in connection with the Liberty acquisition	31,958	—	—
Stock issued in connection with the MainBancorp and FSBNT acquisitions	—	43,580	—
Stock issued in connection with the Paradigm Bancorporation acquisition	—	—	49,184
INCOME TAXES PAID	$19,464	$14,397	$9,182

INTEREST PAID	$29,368	$26,215	$26,250

TRANSFER OF AVAILABLE FOR SALE SECURITIES TO HELD TO MATURITY SECURITIES	$—	$—	$241,756

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Nature of Operations — Prosperity Bancshares, Inc.® (“Bancshares”) and its subsidiaries, Prosperity Holdings of Delaware, LLC (“Holdings”) and Prosperity Bank® (the “Bank”, and together with Bancshares and Holdings, collectively referred to as the “Company”) provide retail and commercial banking services.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill — Goodwill and intangible assets determined to have an indefinite useful life acquired in a purchase business combination completed after June 30, 2001 are no longer amortized pursuant to the adoption of SFAS 142. Goodwill was amortized using the straight-line method through December 31, 2001. Goodwill is annually assessed on September 30th for impairment or when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company bases its evaluation on such impairment factors as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present.

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

Stock-Based Compensation – As of December 31, 2004, the Company had two stock-based employee compensation plans. Prior to 2003, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost was reflected in financial statement issued prior to 2003, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In December 2002, the FASB issued Statement No. 148 (SFAS 148). Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment to FASB Statement 123. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 was effective for financial statements for fiscal years ending after December 15, 2002. Effective January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, as provided by SFAS No. 148 for stock-based employee compensation (see Note 14).

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

Reclassifications — Certain reclassifications have been made to 2003 and 2002 balances to conform to the current year presentation. All reclassifications have been applied consistently for the periods presented.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

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

The following table illustrates the computation of basic and diluted earnings per share:

	December 31,
	2004		2003		2002
	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(In thousands, except per share data)
Net income	$34,707		$26,548		$21,321
Basic:
Weighted average shares outstanding	21,534	$1.61	19,225	$1.38	17,122	$1.25

Diluted:
Weighted average shares outstanding	21,534		19,225		17,122
Effect of dilutive securities — options	270		311		320

Total	21,804	$1.59	19,536	$1.36	17,442	$1.22

There were no stock options exercisable at December 31, 2004, 2003 and 2002 that would have had an anti-dilutive effect on the above computation.

New Accounting Standards —

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

SFAS No. 123, “Share-Based Payment (Revised 2004).” SFAS 123R establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. SFAS 123R is effective for the Company beginning on January 1, 2006.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

SEC Staff Accounting Bulletins

SEC Staff Accounting Bulletin (SAB) No. 105, “Application of Accounting Principles to Loan Commitments.” SAB 105 summarizes the views of the staff of the SEC regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. SAB 105 provides that the fair value of recorded loan commitments that are accounted for as derivatives under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” should not incorporate the expected future cash flows related to the associated servicing of the future loan. In addition, SAB 105 requires registrants to disclose their accounting policy for loan commitments. The provisions of SAB 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of this accounting standard did not have a material impact on the Company’s financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

2. ACQUISITIONS

Proforma data is not shown for the following acquisitions due to immateriality.

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

In connection with the purchase, the Company recorded a premium of $12.2 million, of which $331,000 was identified as core deposit intangibles. The remaining $11.8 million of the premium was recorded as goodwill. The core deposit intangibles are being amortized using an accelerated amortization method over an 8 year life.

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

In connection with the purchase, the Company recorded a premium of $27.6 million of which $3.8 million was identified as core deposit intangibles. The remaining $23.8 million of the premium was recorded as goodwill. The core deposit intangibles are being amortized using an accelerated amortization method over an 8 year life.

The acquisition was accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of the acquired branches were recorded at their fair values at the acquisition date.

On December 9, 2003, the Company completed the merger of First State Bank of North Texas, Dallas, Texas (“FSBNT”) into the Bank. Under the terms of the agreement, the Company paid approximately $12.5 million in cash and issued approximately 393,074 shares of its common stock for all outstanding shares of First State. First State was privately held and operated four (4)

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

banking offices in Dallas, Texas. One banking center was closed and consolidated with an existing banking center located nearby. As of September 30, 2003, First State had total assets of $100.7 million, loans of $20.1 million, deposits of $91.4 million and shareholders’ equity of $8.8 million.

In connection with the purchase, the Company recorded a premium of $13.9 million of which $1.9 million was identified as core deposit intangibles. The remaining $12.0 million of the premium was recorded as goodwill. The core deposit intangibles are being amortized using an accelerated amortization method over an 8 year life.

The acquisition was accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of the acquired branches were recorded at their fair values at the acquisition date.

On November 1, 2003, the Company completed the merger of MainBancorp, Inc., Dallas Texas (“MainBancorp”), into the Company. In connection with the transaction, MainBancorp’s wholly owned subsidiary, mainbank, n.a., was merged into the Bank. Under the terms of the agreement, the Company issued approximately 1.5 million shares of its Common Stock and paid approximately $9.2 million in cash for all outstanding shares of MainBancorp stock. In addition, the Company assumed options to acquire 100,851 shares of its Common Stock. MainBancorp was privately held and operated four (4) banking offices in Dallas, Texas. As of September 30, 2003, MainBancorp had, on a consolidated basis, total assets of $177.1 million, loans of $90.8 million, deposits of $153.7 million and shareholders’ equity of $22.6 million.

In connection with the purchase, the Company recorded a premium of $27.2 million of which $2.7 million was identified as core deposit intangibles. The remaining $24.5 million of the premium was recorded as goodwill. The core deposit intangibles are being amortized using an accelerated amortization method over an 8 year life.

The acquisition was accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of the acquired branches were recorded at their fair values at the acquisition date.

On June 1, 2003, the Company completed the merger of Dallas Bancshares, Dallas, Texas (“Dallas Bancshares”), into the Company. In connection with the transaction, Dallas Bancshares’ wholly owned subsidiary, BankDallas, was merged into the Bank. Under the terms of the agreement, the Company paid approximately $7.1 million in cash. Dallas Bancshares operated one (1) banking office in Dallas, Texas. As of March 31, 2003, Dallas Bancshares had on a consolidated basis, total assets of $42.0 million, loans of 28.3 million, deposits of $37.6 million and shareholders’ equity of $4.3 million.

In connection with the purchase, the Company recorded a premium of $3.0 million of which $45,000 was identified as core deposit intangibles. The remaining $2.5 million of the premium was recorded as goodwill. The core deposit intangibles are being amortized using an accelerated amortization method over an 8 year life.

The acquisition was accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of the acquired branches were recorded at their fair values at the acquisition date.

On May 6, 2003, the Company completed the merger of Abrams Centre Bancshares, Dallas, Texas (“Abrams”), into the Company. In connection with the acquisition, Abrams’ wholly owned subsidiary, Abrams Centre National Bank, was merged into the Bank. Under the terms of the agreement, the Company paid approximately $16.9 million in cash. Abrams operated two (2) banking offices in Dallas, Texas. One banking center was closed and consolidated with an existing banking center located nearby. As of March 31, 2003, Abrams, on a consolidated basis, had total assets of $96.5 million, loans of $31.7 million, deposits of $70.8 million and shareholders’ equity of $14.0 million.

In connection with the purchase, the Company recorded a premium of $6.7 million of which $430,000 was identified as core deposit intangibles. The remaining $6.3 million of the premium was recorded as goodwill. The core deposit intangibles are being amortized using an accelerated amortization method over an 8 year life.

The acquisition was accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of the acquired branches were recorded at their fair values at the acquisition date.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On November 1, 2002, the Company completed the acquisition of First National Bank of Bay City, Bay City, Texas (“FNB”), through the merger of FNB with and into the Bank. Under the terms of the agreement, the Company paid approximately $5.2 million in cash for all of the issued and outstanding common stock of FNB. FNB operated one (1) location in Bay City, Texas, which was closed and consolidated with the Bank’s Bay City Banking Center. As of November 1, 2002, FNB had total assets of $27.1 million, total loans of $8.2 million and total deposits of $23.8 million.

In connection with the purchase, the Company recorded a premium of $2.2 million of which $168,000 was identified as core deposit intangibles. The remaining $2.0 million of the premium was recorded as goodwill. The core deposit intangibles are being amortized using an accelerated amortization method over an 8 year life.

The acquisition was accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of the acquired branches were recorded at their fair values at the acquisition date.

On October 1, 2002, the Company completed the acquisition of Southwest Bank Holding Company, Dallas, Texas (“Southwest”). Southwest’s wholly owned subsidiary, Bank of the Southwest, Dallas, Texas, became a subsidiary of the Company. Under the terms of the agreement, the Company paid approximately $19.7 million in cash. Southwest was privately held and operated two (2) banking offices in Dallas, Texas. As of October 1, 2002, Southwest had total assets of $121.9 million, total loans of $58.7 million and total deposits of $108.9 million.

In connection with the purchase, the Company recorded a premium of $5.7 million of which $640,000 was identified as core deposit intangibles. The remaining $5.0 million of the premium was recorded as goodwill. The core deposit intangibles are being amortized using an accelerated amortization method over an 8 year life.

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

In connection with the purchase, the Company recorded a premium of $36.6 million of which $2.8 million was identified as core deposit intangibles. The remaining $33.8 million of the premium was recorded as goodwill. The core deposit intangibles are being amortized using an accelerated amortization method over an 8 year life.

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

In connection with the purchase, the Company recorded a premium of $1.7 million of which $293,000 was identified as core deposit intangibles. The remaining $1.4 million of the premium was recorded as goodwill. The core deposit intangibles are being amortized using an accelerated amortization method over an 8 year life.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

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

In connection with the purchase, the Company recorded a premium of $3.7 million of which $431,000 was identified as core deposit intangibles. The remaining $3.3 million of the premium was recorded as goodwill. The core deposit intangibles are being amortized using an accelerated amortization method over an 8 year life.

The acquisition was accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of the acquired branches were recorded at their fair values at the acquisition date.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles for fiscal 2004 and 2003 were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)
Balance as of December 31, 2002	$68,290	$4,121
Less:
Amortization	—	(818)
Add:
Acquisition of Abrams Centre Bancshares	6,707	430
Acquisition of Dallas Bancshares	2,953	45
Acquisition of MainBancorp	27,180	2,657
Acquisition of FSBNT	13,884	—
Purchase accounting adjustments to prior year acquisitions (deferred tax adjustments):
Acquisition of Texas Guaranty Bank	12	—
Acquisition of First State Bank of Needville	96	—
Acquisition of Paradigm Bancorporation	(826)	—
Acquisition of First National Bank of Bay City	(311)	308
Acquisition of Southwest Bank Holding Company	27	—

Balance as of December 31, 2003	$118,012	$6,743
Less:
Amortization	—	(1,781)
Add:
Acquisition of Liberty Bancshares	23,803	3,797
Acquisition of Village Bank & Trust, ssb	11,851	331
Acquisition of MainBancorp	(203)	300
Acquisition of FSBNT	(2,266)	2,102
Purchase accounting adjustments to prior year acquisitions (deferred tax adjustments):
Acquisition of FSBNT	404	—
Acquisition of MainBancorp	748	—
Acquisition of Texas Guaranty Bank	(9)	—
Acquisition of First State Bank of Needville	(6)	—
Acquisition of Paradigm Bancorporation	(127)	—
Acquisition of Abrams Centre	153	—
Acquisition of Dallas Bancshares	24	—
Acquisition of Southwest Bank Holding Company	796	—

Balance as of December 31, 2004	$153,180	$11,492

The amounts in 2004 related to the acquisitions of MainBancorp and FSBNT, which were acquired in 2003, are purchase accounting entries unknown prior to December 31, 2003. Gross core deposit intangibles outstanding were $14.3 million at December 31, 2004.

PROSPERITY BANCSHARES, INC®. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

5. SECURITIES

The amortized cost and fair value of investment securities are as follows:

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
	(Dollars in thousands)
Available for Sale
U.S. Treasury securities and obligations of U.S. government agencies	$10,579	$2	$69	$10,512	$10,512
70% non-taxable preferred stock	24,000	—	6,150	17,850	17,850
States and political subdivisions	14,382	1,366	—	15,748	15,748
Collateralized mortgage obligations	13,143	76	35	13,184	13,184
Mortgage-backed securities.	112,050	545	502	112,093	112,093
Qualified Zone Academy Bond	8,000	—	—	8,000	8,000
Equity securities	296	—	—	296	296

Total	$182,450	$1,989	$6,756	$177,683	$177,683

Held to Maturity
U.S. Treasury securities and obligations of U.S. government agencies	$20,147	$661	$6	$20,802	$20,147
States and political subdivisions	23,317	510	15	23,812	23,317
Corporate debt securities	10,491	301	—	10,792	10,491
Collateralized mortgage obligations	225,851	97	802	225,146	225,851
Mortgage-backed securities	845,303	3,559	4,914	843,948	845,303

Total	$1,125,109	$5,128	$5,737	$1,124,500	$1,125,109

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
	(Dollars in thousands)
Available for Sale
U.S. Treasury securities and obligations of U.S. government agencies	$15,824	$247	$—	$16,071	$16,071
70% non-taxable preferred stock	44,015	—	327	43,688	43,688
States and political subdivisions	15,141	1,798	—	16,939	16,939
Collateralized mortgage obligations	17,745	510	68	18,187	18,187
Mortgage-backed securities	159,525	1,179	224	160,480	160,480
Qualified Zone Academy Bond	8,000	—	—	8,000	8,000
Equity securities	283	—	—	283	283

Total	$260,533	$3,734	$619	$263,648	$263,648

Held to Maturity
U.S. Treasury securities and obligations of U.S. government agencies	$32,938	$1,591	$14	$34,515	$32,938
States and political subdivisions	30,597	1,121	—	31,718	30,597
Corporate debt securities	15,619	743	—	16,362	15,619
Collateralized mortgage obligations	160,742	1,338	191	161,889	160,742
Mortgage-backed securities	873,336	7,806	3,175	877,967	873,336

Total	$1,113,232	$12,599	$3,380	$1,122,451	$1,113,232

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

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Securities with unrealized losses segregated by length of time such securities have been in a continuous loss position at December 31, 2004 were as follows:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
U.S. Treasury securities and obligations of U.S. government agencies	$9,979	$69	$—	—	$9,979	$69
70% non-taxable preferred stock	12,250	4,750	5,600	1,400	17,850	6,150
Collateralized mortgage obligations	2,921	13	2,132	22	5,053	35
Mortgage backed securities	44,229	277	17,086	225	61,315	502

Total	$69,379	$5,109	$24,818	$1,647	$94,197	$6,756

Held to Maturity
U.S. Treasury securities and obligations of U.S. government agencies	$998	$6	$—	—	$998	$6
States and political subdivisions	3,359	15	—	—	3,359	15
Collateralized mortgage obligations	190,352	802	—	—	190,352	802
Mortgage backed securities	498,584	3,422	74,922	1,492	573,506	4,914

Total	$693,293	$4,245	$74,922	$1,492	$768,215	$5,737

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

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

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

An analysis of activity with respect to these related-party loans is as follows:

	Year Ended December 31,
	2004	2003
	(Dollars in thousands)
Beginning balance	$5,589	$9,804
New loans and reclassified related loans	4,217	3,333
Repayments	(2,460)	(7,548)

Ending balance	$7,346	$5,589

7. ALLOWANCE FOR CREDIT LOSSES

An analysis of activity in the allowance for credit losses is as follows:

	Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Balance at beginning of year	$10,345	$9,580	$5,985
Balance acquired in the Texas Guaranty Bank, The First State Bank, Paradigm Bancorporation, First National Bank of Bay City and Southwest Holding Company acquisitions	—	—	2,981
Balance acquired in the Abrams Centre Bancshares, Dallas Bancshares, MainBancorp and FSBNT acquisitions	—	1,900	—
Balance acquired in the Liberty Bancshares and Village Bank & Trust, SSB acquisitions	2,365	—	—
Addition — provision charged to operations	880	483	1,010
(Charge-offs) and recoveries:
Loans charged off	(950)	(2,241)	(767)
Loan recoveries	465	623	371

Net (charge-offs) recoveries	(485)	(1,618)	(396)

Balance at end of year	$13,105	$10,345	$9,580

8. PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	Year Ended December 31,
	2004	2003
	(Dollars in thousands)
Land	$8,636	$7,907
Buildings	30,236	27,823
Furniture, fixtures and equipment	10,739	9,980
Construction in progress	74	106

Total	49,685	45,816
Less accumulated depreciation	(13,892)	(11,517)

Premises and equipment, net	$35,793	$34,299

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

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

10. OTHER BORROWINGS

Other Borrowings – The Company utilizes borrowings to supplement deposits to fund its lending and investment activities. As needed, the Company obtains additional funds from the Federal Home Loan Bank (“FHLB”) and correspondent banks. At December 31, 2004, the Company had $13.1 million in FHLB borrowings compared with $11.9 million in FHLB borrowings at December 31, 2003, all of which consisted of long-term FHLB notes payable. The $1.2 million increase is attributable to the acquisition of one note from Village Bank and Trust, ssb partially offset by normal pay downs on the remaining notes. The maturity dates on the FHLB notes payable range from 2004 to 2028 and the interest rates range from 4.64% to 6.48%. FHLB advances are considered short-term, overnight borrowings. The Company had no FHLB advances outstanding at December 31, 2004 and 2003. The highest outstanding balance of FHLB advances during 2004 was $50.0 million compared with $59.3 million during 2003. The Company had no federal funds purchased at December 31, 2004 or 2003.

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

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

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

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The provision for federal income taxes differs from the amount computed by applying the federal income tax statutory rate on income as follows:

	Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Taxes calculated at statutory rate	$18,358	$13,636	$10,807
Increase (decrease) resulting from:
Tax-exempt interest	(612)	(702)	(690)
Qualified Zone Academy Bond credit	(373)	(373)	(373)
Dividends received deduction	(286)	(436)	(298)
Amortization of CDI and goodwill	623	—	61
Other, net	35	288	48

Total	$17,744	$12,413	$9,555

Deferred tax assets and liabilities are as follows:

	December 31,
	2004	2003
	(Dollars in thousands)
Deferred tax assets:
Allowance for credit losses	$4,193	$2,056
Nonaccrual loan interest	104	104
Accrued liabilities	349	—
Transfers from acquired banks	—	2,753
Bank premises and equipment	1,080	616
Basis difference in loans	199	—
Unrealized loss on available for sale securities	1,669	—
Loss carry forwards	1,280	—
Credit carry forwards	2,077	—
Other	282	31

Total deferred tax assets	11,233	5,560

Deferred tax liabilities:
Accretion on investments	$(1,196)	$(702)
Bank premises and equipment	—	—
Goodwill and core deposit intangibles	(4,879)	(1,265)
Securities premium amortization	(205)	(368)
Investments in partnerships	(1,259)	—
Prepaid expenses	(260)	—
Unrealized gain on available for sale securities	—	(1,091)
FHLB dividends	(98)	(25)
Other	—	—

Total deferred tax liabilities	(7,897)	(3,451)

Net deferred tax assets	$3,336	$2,109

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

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. STOCK INCENTIVE PROGRAMS

The Company had two stock-based employee compensation plans at December 31, 2004. Prior to 2003, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost was reflected in previously reported results prior to 2003, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In December 2002, the FASB issued Statement No. 148 (SFAS 148). Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment to FASB Statement 123. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. Effective January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, as provided by SFAS No. 148 for stock-based employee compensation.

During 1995, the Company’s Board of Directors approved a stock option plan (the “1995 Plan”) for executive officers and key associates to purchase common stock of Bancshares. A total of 660,000 options have been granted under the 1995 plan as of December 31, 2004. Compensation expense was not recognized for the stock options granted under the 1995 Plan because the options had an exercise price approximating the fair value of Bancshares’ common stock at the date of grant. The maximum number of shares reserved for issuance pursuant to options granted under the 1995 Plan is 680,000 (after two-for-one and four-for-one stock splits). Options to acquire a total of 88,000 shares of common stock of Bancshares were outstanding at December 31, 2004 of which 3,000 shares were exercisable.

During 1998, the Company’s Board of Directors and shareholders approved a second stock option plan (the “1998 Plan”) which authorizes the issuance of up to 920,000 (after two-for-one stock split) shares of the common stock of Bancshares under both “non-qualified” and “incentive” stock options to employees and “non-qualified” stock options to directors who are not employees. The 1998 Plan also provides for the granting of restricted stock awards, stock appreciation rights, phantom stock awards and performance awards on substantially similar terms. Compensation expense was not recognized for the stock options granted under the 1998 Plan because the options had an exercise price approximating the fair value of Bancshares common stock at the date of grant. Options to purchase a total of 784,500 shares of common stock of Bancshares were outstanding at December 31, 2004, of which 36,300 shares were exercisable.

In December 2004, the Company’s Board of Directors established the Prosperity Bancshares, Inc. 2004 Stock Incentive Plan (the “2004 Plan”), which was approved by the Company’s shareholders on February 23, 2005. The 2004 Plan authorizes the issuance of up to 1,250,000 shares of Common Stock upon the exercise of options granted under the 2004 Plan or upon the grant or exercise, as the case may be, of other awards granted under the 2004 Plan. The 2004 Plan provides for the granting of incentive and nonqualified stock options to employees and nonqualified stock options to directors who are not employees. The 2004 Plan also provides for the granting of shares of restricted stock, stock appreciation rights, phantom stock awards and performance awards on substantially similar terms. As of March 1, 2005, no options or other awards had been granted under the 2004 Plan.

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

All options acquired in connection with the Paradigm, MainBancorp and Liberty acquisitions were fully vested upon consummation of the respective transactions. The market value of the options has been included in the purchase price of the respective acquisitions.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

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

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents information relating to the Company’s stock options outstanding at December 31, 2004:

	Options Outstanding 2004
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
$ 0.00 - $ 5.00	80,000	$2.76	2.07
$ 5.01 - $10.00	13,433	7.52	5.46
$10.01 - $15.00	143,349	10.10	8.36
$15.00 - $20.00	202,627	17.68	7.76
$20.01 - $25.00	75,000	23.56	9.34
$25.01 - $30.00	404,000	22.02	9.80

	918,409	$19.64	8.35

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

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

To meet the capital adequacy requirements, the Company and the Bank must maintain minimum capital amounts and ratios as defined in the regulations. As of December 31, 2004 the Company and the Bank met all capital adequacy requirements to which they are subject.

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

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

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

Junior Subordinated Debentures– The fair value of the junior subordinated debentures was calculated using the quoted market price.

Deposits — The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

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

Securities Sold Under Repurchase Agreements — The fair value of securities sold under repurchase agreements is the amount payable on demand at the reporting date.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

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

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19. JUNIOR SUBORDINATED DEBENTURES

At December 31, 2004, the Company had four issues of junior subordinated debentures outstanding totaling $47.4 million as shown in the following table:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate		Junior Subordinated Debt Owed to Trusts	Maturity Date
Prosperity Statutory Trust II	July 31, 2001	$15,000,000	3-month LIBOR + 3.58%, not to exceed 12.50%		$15,464,000	July 31, 2031
Paradigm Capital Trust II (1)	Aug. 31, 2002	6,000,000	3-month LIBOR + 4.50%		6,186,000	Feb. 20, 2031
Prosperity Statutory Trust III	Aug. 15, 2003	12,500,000	6.50%	(2)	12,887,000	Sept. 17, 2033
Prosperity Statutory Trust IV	Dec. 30, 2003	12,500,000	6.50%	(3)	12,887,000	Dec. 30, 2033

(1)	Assumed in connection with the Paradigm acquisition on September 1, 2002.
(2)	The debentures bear a fixed interest rate until September 17, 2008, when the rate begins to float on a quarterly basis based on the three-month LIBOR plus 3.00%.
(3)	The debentures bear a fixed interest rate until December 30, 2008, when the rate begins to float on a quarterly basis based on the three-month LIBOR plus 2.85%.

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

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20. PARENT COMPANY ONLY FINANCIAL STATEMENTS

PROSPERITY BANCSHARES, INC.

(Parent Company Only)

BALANCE SHEETS

	December 31,
	2004	2003
	(Dollars in thousands)
ASSETS
Cash	$4,614	$14,398
Investment in subsidiary	311,656	259,284
Investment in Prosperity Capital Trust I	—	380
Investment in Prosperity Statutory Trust II	464	464
Investment in Prosperity Statutory Trust III	387	387
Investment in Prosperity Statutory Trust IV	387	387
Investment in Paradigm Capital Trust II	186	186
Goodwill, net	3,983	3,983
Other assets	1,753	245

TOTAL	$323,430	$279,714

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accrued interest payable and other liabilities	$359	$322
Junior subordinated debentures	47,424	59,804

Total liabilities	47,783	60,126

SHAREHOLDERS’ EQUITY:
Common stock	22,418	20,967
Capital surplus	134,288	102,594
Retained earnings	122,647	94,610
Unrealized (loss) gain on available for sale securities, net of tax benefit and tax	(3,099)	2,024
Less treasury stock, at cost, 37,088 shares	(607)	(607)

Total shareholders’ equity	275,647	219,588

TOTAL	$323,430	$279,714

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

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

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PROSPERITY BANCSHARES, INC.

(Parent Company Only)

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2004	2003	2002
	(As Restated)
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$34,707	$26,548	$21,321
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	2,488	9,513	(4,452)
Amortization of goodwill	—	—	—
Stock option compensation expense	141	25	—
(Increase) decrease in other assets	(1,508)	369	268
Increase (decrease) in accrued interest payable and other liabilities	37	(189)	(43)

Total adjustments	1,158	9,718	(4,227)

Net cash provided by operating activities	35,865	36,266	17,094

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions	(28,016)	(44,805)	(24,789)
Capital contribution to subsidiary	(10)	—	—

Net cash used in investing activities	(28,026)	(44,805)	(24,789)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock in connection with the exercise of stock options	1,047	995	260
Redemption of junior subordinated debentures (net)	(12,000)	—	—
Payments of cash dividends	(6,670)	(4,855)	(3,866)
Cash paid to dissenting shareholders	—	—	(3)
Proceeds from issuance of junior subordinated debentures (net)	—	24,770	—

Net cash (used in) provided by financing activities	(17,623)	20,910	(3,609)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(9,784)	12,371	(11,304)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	14,398	2,027	13,331

CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,614	$14,398	$2,027

21. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to the issuance of its December 31, 2004 consolidated financial statements, the Company determined that amounts presented in the Company’s consolidated statements of cash flows for years ended December 31, 2004, 2003 and 2002 reflected an error in the presentation of Company common stock issued in connection with acquisitions. Specifically, the amounts presented in the Company’s consolidated statements of cash flows for the years ended December 31, 2004, 2003 and 2002 reflect a correction in the presentation of Company common stock issued in connection with acquisitions to present this activity as a non-cash activity rather than it being presented as cash flows in the financing and investing activities sections of the consolidated statement of cash flows. The Company also corrected certain other immaterial miscellaneous items. There was no change in the net increase in cash and cash equivalents for each of the periods. Further, these changes had no effect on the Company’s consolidated statements of income, consolidated balance sheets or consolidated statements of shareholders’ equity.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The effect on the Company’s consolidated statements of cash flows for the years ended December 31, 2004, 2003 and 2002 is reflected in the table below:

Consolidated statement of cash flows:

	2004		2003		2002
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Stock option compensation expense	$—	$141	$—	$25	$—	$—
(Increase) decrease in accrued interest receivable and other assets	(5,550)	(4,056)	3,663	4,871	7	(1,525)
Increase (decrease) in accrued interest payable and other liabilities	6,729	7,649	(3,857)	(3,995)	(2,520)	(2,567)
Net cash provided by operating activities	$46,368	$48,923	$39,519	$40,614	$26,118	$24,539

CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of bank premises, equipment and other real estate	$2,522	$3,297	$3,243	$3,243	$1,229	$1,229
Net (increase) decrease in loans	(68,254)	(68,254)	37,769	38,001	37,291	36,838
Premium paid for the purchase of Liberty Bancshares and Village Bank & Trust ssb in 2004, Abrams Centre Bancshares, Dallas Bancshares, FSBNT and MainBancorp in 2003 and Texas Guaranty Bank, The First State Bank, Paradigm Bancorporation, First National Bank of Bay City and Southwest Bank Holding Company in 2002	(39,782)	—	(53,856)	—	(49,769)	—
Net liabilities acquired in the purchase of Liberty Bancshares and Village Bank & Trust ssb in 2004, Abrams Centre Bancshares, Dallas Bancshares, FSBNT and MainBancorp in 2003 and Texas Guaranty Bank, The First State Bank, Paradigm Bancorporation, First National Bank of Bay City and Southwest Bank Holding Company in 2002	45,450	—	124,840	—	59,158	—
Purchase of Liberty Bancshares and Village Bank & Trust ssb in 2004, Abrams Centre Bancshares, Dallas Bancshares, FSBNT and MainBancorp in 2003 and Texas Guaranty Bank, The First State Bank, Paradigm Bancorporation, First National Bank of Bay City and Southwest Bank Holding Company in 2002	—	(28,282)	—	(45,665)	—	(40,785)
Cash and cash equivalents acquired in the purchase of Liberty Bancshares and Village Bank & Trust ssb in 2004, Abrams Centre Bancshares, Dallas Bancshares, FSBNT and MainBancorp in 2003 and Texas Guaranty Bank, The First State Bank, Paradigm Bancorporation, First National Bank of Bay City and Southwest Bank Holding Company in 2002	—	62,719	—	158,902	—	52,206
Net cash provided by (used in) investing activities	$13,351	$42,895	$(225,967)	$(183,482)	$(33,835)	$(32,256)

(Table continued on following page)

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2004		2003		2002
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
CASH FLOWS FROM FINANCING ACTIVITIES:
Stock issued in connection with the Liberty Bancshares acquisition in 2004 and the FSBNT and MainBancorp acquisitions in 2003	$31,958	$—	$43,580	$—	$—	$—
Stock option compensation expense	141	—	—	—	—	—
Net cash (used in) provided by financing activities	(5,522)	(37,621)	189,362	145,782	46,796	46,796

Net increase in cash and cash equivalents	$54,197	$54,197	$2,914	$2,914	$39,079	$39,079

NONCASH ACTIVITIES:
Stock issued in connection with the Liberty Bancshares acquisition in 2004, MainBancorp and FSBNT acquisitions in 2003 and Paradigm Bancorporation acquisition in 2002	$—	$31,958	$—	$43,580	$—	$49,184