Form 10-Q/A
period 2005-03-31
PROSPERITY BANCSHARES INC
filed 2005-10-28
CIK 1068851

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

Explanatory Note

The purpose of this Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q of Prosperity Bancshares, Inc. (the “Company”) for the quarter ended March 31, 2005 (the “Original Form 10-Q) is to restate the Company’s interim consolidated financial statements as of and for the three months ended March 31, 2005 to correct amounts on the Company’s consolidated statement of cash flows related to acquisitions as more fully discussed in Note 6 to the accompanying interim consolidated financial statements. Specifically, the amounts presented in the Company’s consolidated statement of cash flows for the three months ended March 31, 2005 in this Amendment No. 1 reflect a correction in the presentation of the Company’s common stock issued in connection with acquisitions to present this activity as a non-cash activity rather than being presented as cash flows in the financing and investing activities sections of the consolidated statement of cash flows. This correction resulted in a decrease in net cash provided by financing activities and a corresponding increase in cash provided by investing activities from those amounts previously presented in the consolidated statement of cash flows. In addition, the Company corrected certain other immaterial miscellaneous items in the consolidated statement of cash flows for the three months ended March 31, 2005. There was no change in the net decrease in cash and cash equivalents. Further, these changes had no effect on the Company’s consolidated statements of income, consolidated balance sheets or consolidated statements of shareholders’ equity.

In addition, the Company has amended Item 4, Controls and Procedures, to update the disclosure regarding disclosure controls and procedures and internal control over financial reporting.

As a result of the restatement, the Company has determined it to be necessary to amend the Original Form 10-Q. This Amendment No. 1 amends and restates in its entirety Part I, Items 1 and 4 and Part II, Item 6 of the Original Form 10-Q. This Amendment No. 1 continues to reflect circumstances as of the date of the filing of the Original Form 10-Q and does not reflect events occurring after the filing of the Original Form 10-Q, or modify or update those disclosures in any way, except as required to reflect the effects of the restatement as described in Note 6 to the accompanying interim consolidated financial statements and to correct certain other immaterial miscellaneous items.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

INDEX TO FORM 10-Q/A

PART I - FINANCIAL INFORMATION
Page
Item 1. Interim Consolidated Financial Statements	3
Consolidated Balance Sheets as of March 31, 2005 (unaudited) and December 31, 2004 (unaudited)	3
Consolidated Statements of Income for the Three Months Ended March 31, 2005 and 2004 (unaudited)	4
Consolidated Statements of Shareholders’ Equity for the Year Ended December 31, 2004 (unaudited) and for the Three Months Ended March 31, 2005 (unaudited)	5
Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 (Restated) and 2004 (unaudited)	6
Notes to Interim Consolidated Financial Statements (unaudited)	7

Item 4. Controls and Procedures	10

PART II - OTHER INFORMATION

Item 6. Exhibits	10
Signatures	11

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

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

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock				Accumulated Other		Total
	Shares	Amount	Capital Surplus	Retained Earnings	Comprehensive Income	Treasury Stock	Shareholders’ Equity
	(Dollars in thousands, except share data)
BALANCE AT JANUARY 1, 2004	20,966,706	$20,967	$102,594	$94,610	$2,024	$(607)	$219,588
Net income				34,707			34,707
Net change in unrealized (loss) gain on available for sale securities.					(5,123)		(5,123)

Total comprehensive income							29,584

Issuance of common stock in connection with the exercise of stock options	206,231	206	840				1,046
Common stock issued in connection with the Liberty acquisition	1,245,191	1,245	30,713				31,958
Stock option compensation expense			141				141
Cash dividends declared, $0.31 per share				(6,670)			(6,670)

BALANCE AT DECEMBER 31, 2004	22,418,128	22,418	134,288	122,647)	(3,099)	(607)	275,647
Net income				10,554			10,554
Net change in unrealized loss on available for sale securities					(897)		(897)

Total comprehensive income							9,657

Issuance of common stock in connection with the exercise of stock options	16,500	17	59				76
Common stock issued in connection with the First Capital acquisition	5,078,856	5,079	137,439				142,518
Stock option compensation expense			130				130
Cash dividends declared, $0.0825				(2,298)			(2,298)

BALANCE AT MARCH 31, 2005	27,513,484	$27,513	$271,916	$130,903	$(3,996)	$(607)	$425,729

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2005	2004
	(As restated, see Note 6)
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,554	$8,063
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,693	1,084
Provision for credit losses	120	120
Net amortization of discount/premium on investments	897	1,259
Stock option compensation expense	130	—
(Gain) loss on sale of other real estate	(67)	15
Loss (gain) on sale of premises and equipment	14	(68)
Decrease (increase) in other assets and accrued interest receivable	4,045	(368)
(Decrease) increase in accrued interest payable and other liabilities	(797)	4,088

Total adjustments	6,035	6,130

Net cash provided by operating activities	16,589	14,193

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of held to maturity securities	55,104	62,776
Purchase of held to maturity securities	(88,952)	(132,668)
Proceeds from maturities and principal paydowns of available for sale securities	13,986	18,545
Purchase of available for sale securities	(25,000)	—
Net decrease (increase) in loans	1,484	(434)
Purchase of First Capital Bankers, Inc	(375)	—
Cash and cash equivalents acquired in the purchase of First Capital Bankers, Inc.	58,972	—
Purchase of bank premises and equipment	(338)	(272)
Net decrease in interest-bearing deposits in financial institutions	100	112
Net proceeds from sale of bank premises, equipment, and other real estate	441	485

Net cash provided by (used in) investing activities	15,422	(51,456)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in noninterest-bearing deposits	(13,478)	(24,252)
Net (decrease) increase in interest-bearing deposits	(27,068)	63,365
Net repayments of lines of credit	(330)	(184)
Net proceeds (repayments) of securities sold under repurchase agreements	668	(174)
Proceeds from exercise of stock options	76	63
Payments of cash dividends	(2,298)	(1,571)

Net cash (used in) provided by financing activities	(42,430)	37,247

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(10,419)	$(16)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	137,910	83,713

CASH AND CASH EQUIVALENTS, END OF PERIOD	$127,491	$83,697

NONCASH ACTIVITIES:
Stock issued in connection with the First Capital Bankers, Inc. acquisition	142,518	—

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

1. BASIS OF PRESENTATION

The interim consolidated financial statements include the accounts of Prosperity Bancshares, Inc. ® (the “Company”) and its wholly-owned subsidiaries, Prosperity Bank ®(the “Bank”) and Prosperity Holdings of Delaware, LLC. All significant inter-company transactions and balances have been eliminated.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

2. INCOME PER COMMON SHARE

The following table illustrates the computation of basic and diluted earnings per share.

	Three Months Ended March 31,
	2005	2004
Net income available to shareholders	$10,554	$8,063

Weighted average shares outstanding	24,080	20,937
Potential dilutive shares from options	277	296

Weighted average shares and equivalents outstanding	24,357	21,233

Basic earnings per share	$0.44	$0.39

Diluted earnings per share	$0.43	$0.38

The incremental shares for the assumed exercise of the outstanding options were determined by application of the treasury stock method. No options issued by the Company had an anti-dilutive effect as of March 31, 2005 and 2004.

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

On March 29, 2005, the SEC issued SAB 107 to provide public companies additional guidance in applying the provisions of FASB Statement No. 123(R), Share-Based Payment. Among other things, SAB 107 describes the SEC staff’s expectations in determining the assumptions that underlie the fair value estimates and discusses the interaction of SFAS 123(R) with certain existing SEC guidance. The guidance is also beneficial to users of financial statements in analyzing the information

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

provided under Statement 123(R). The SAB will be applied upon the adoption of SFAS 123(R) and the Company does not expect its adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

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

The table below summarizes select proforma data for the two combined companies for the periods indicated:

	For the three months ended March 31,
	2005	2004
Net interest income	$28,272	$25,321
Net income.	11,859	9,611
Earnings per share (diluted)	$0.43	$0.37

5. GOODWILL AND CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles (CDI) for three months ended March 31, 2005 were as follows:

	Goodwill	Core Deposit Intangibles
Balance as of December 31, 2004	$153,180	$11,492
Amortization	—	(723)
Acquisition of First Capital Bankers, Inc	92,996	14,114
Acquisition of Village Bank & Trust ssb (deferred taxes)	76	—
Acquisition of Liberty Bancshares, Inc (deferred taxes)	1,177	—
Acquisitions prior to December 31, 2003 (deferred taxes)	(2,173)	—

Balance as of March 31, 2005	$245,256	$24,883

The Company initially records the total premium paid on acquisitions as goodwill. After a third party valuation, core deposit intangibles are identified and reclassified from goodwill to core deposit intangibles on the balance sheet. This reclassification had no effect on total assets, liabilities, shareholders’ equity, net income or cash flows.

6. RESTATEMENT OF INTERIM CONSOLIDATED FINANCIAL STATEMENTS

Subsequent to the issuance of the Company’s March 31, 2005 interim consolidated financial statements, the Company determined that amounts presented in the Company’s consolidated statement of cash flows for the three months ended March 31, 2005 reflected an error in the presentation of the Company’s common stock issued in connection with acquisitions. As a result, the consolidated statement of cash flows for the three months ended March 31, 2005 has been restated to present this activity as a non-cash activity rather than being presented as cash flows in the financing and investing activities sections of the

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(UNAUDITED)

consolidated statement of cash flows. This correction resulted in a decrease in net cash provided by financing activities and a corresponding increase in cash provided by investing activities of $142.5 million from those amounts previously presented in the consolidated statement of cash flows for the three months ended March 31, 2005. In addition, the Company corrected certain other immaterial miscellaneous items in the consolidated statement of cash flows for the three months ended March 31, 2005. There was no change in the net decrease in cash and cash equivalents. Further, these changes had no effect on the Company’s consolidated statements of income, consolidated balance sheets or consolidated statements of shareholders’ equity.

The effect of the restatement on the Company’s consolidated statement of cash flows for the three months ended March 31, 2005 is reflected in the table below:

Consolidated statement of cash flows:

	As Previously Reported	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Stock option compensation expense	$—	$130
Net cash provided by operating activities	16,459	16,589

CASH FLOWS FROM INVESTING ACTIVITIES:
Premium paid for First Capital Bankers, Inc.	(107,110)	—
Net liabilities acquired in the purchase of First Capital Bankers, Inc. (net of acquired cash of $58,972)	23,189	—
Purchase of First Capital Bankers, Inc	—	(375)
Cash and cash equivalents acquired in the purchase of First Capital Bankers, Inc.	—	58,972
Net cash (used in) provided by investing activities	(127,096)	15,422

CASH FLOWS FROM FINANCING ACTIVITIES:
Stock issued in connection with the acquisition of First Capital Bankers, Inc.	142,518	—
Stock option compensation expense	130	—
Net cash provided by (used in) financing activities	100,218	(42,430)

Net decrease in cash and cash equivalents	$(10,419)	$(10,419)

NONCASH ACTIVITIES:
Stock issued in connection with the First Capital Bankers, Inc. acquisition.	$—	$142,518

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

Management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. Subsequent to the date of that evaluation, management considered the restatement of the Company’s interim consolidated financial statements and concluded that such restatement was the result of a material weakness related to controls over the preparation and review of its consolidated statement of cash flows. Based on such considerations, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2005, the Company’s disclosure controls and procedures were not effective solely because of the material weakness described below. Specifically, the Company did not maintain effective controls to appropriately classify the presentation of the Company’s common stock issued in connection with acquisitions. The amounts presented in the Company’s consolidated statement of cash flows for the three months ended March 31, 2005 reflect a change in the presentation for stock issued in connection with acquisitions to present this activity as a non-cash activity rather than being presented as cash flows in the financing and investing activities sections of the consolidated statement of cash flows. This correction resulted in a decrease in net cash provided by financing activities and a corresponding increase in cash provided by investing activities. The Company also corrected other immaterial miscellaneous items. There was no change in net cash provided by operating activities or in the total net decrease in cash and cash equivalents. Further, these changes had no impact on the Company’s consolidated statements of income, consolidated balance sheets or consolidated statements of shareholders’ equity.

Changes in Internal Control Over Financial Reporting

In an effort to remediate the material weakness in the Company’s internal control over the preparation and review of its consolidated statement of cash flows described above, during the third quarter of 2005 management implemented a process to aid in correctly classifying amounts related to acquisitions reflected in the consolidated statement of cash flows, including a more detailed cash flow statement preparation checklist. Accordingly, management believes this process will remediate the material weakness discussed above. There were no changes in the Company’s internal controls over financial reporting during the first quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267))

3.2	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Form 10-Q for the quarter ended March 31, 2001)

4.1	Form of certificate representing shares of Company common stock (incorporated herein by reference to Exhibit 4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267))

10.1†	Prosperity Bancshares, Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-4 (Registration No. 333-121767))

10.2†	Amended and Restated Employment Agreement by and between Prosperity Bank and David Zalman (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 18, 2005)

10.3†	Amended and Restated Employment Agreement by and between Prosperity Bank and H. E. Timanus, Jr. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated January 18, 2005)

10.4†	Employment Agreement between the Company, Prosperity Bank and D. Michael Hunter (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-4 (Registration No. 333-121767))

10.5†	First Capital Bankers, Inc. 1996 Executive Stock Option Plan (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-123367))

10.6†	First Capital Bankers, Inc. Amended and Restated 1998 Stock Option Plan (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-123367))

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. .

*	Filed herewith.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPERITY BANCSHARES, INC. ®
(Registrant)

Date:	10/28/05	/s/ David Zalman
David Zalman
Chief Executive Officer/President

Date:	10/28/05	/s/ David Hollaway
David Hollaway
Chief Financial Officer