Form 10-Q
period 2005-09-30
PROSPERITY BANCSHARES INC
filed 2005-11-04
CIK 1068851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 2, 2005, there were 27,562,518 shares of the registrant’s Common Stock, par value $1.00 per share, outstanding.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

INDEX TO FORM 10-Q

Page
PART I - FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements	3
Consolidated Balance Sheets as of September 30, 2005 (unaudited) and December 31, 2004 (unaudited)	3
Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2005 and 2004 (unaudited)	4
Consolidated Statements of Shareholders’ Equity for the Year Ended December 31, 2004 (unaudited) and for the Nine Months Ended September 30, 2005 (unaudited)	5
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004 (unaudited)	6
Notes to Interim Consolidated Financial Statements (unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures about Market Risk	25
Item 4. Controls and Procedures	25

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3. Defaults upon Senior Securities	25
Item 4. Submission of Matters to a Vote of Security Holders	26
Item 5. Other Information	26
Item 6. Exhibits	26
Signatures	27

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2005	December 31, 2004
	(Dollars in thousands, except par value and share data)
ASSETS
Cash and due from banks	$76,972	$58,760
Federal funds sold	57,238	79,150

Total cash and cash equivalents	134,210	137,910
Interest-bearing deposits in financial institutions	296	200
Available for sale securities, at fair value (amortized cost of $358,935 and $182,450, respectively)	352,373	177,683
Held to maturity securities, at cost (fair value of $1,119,961 and $1,122,451, respectively)	1,135,967	1,125,109
Loans held for investment	1,514,227	1,035,513
Loans held for sale	—	—

Total loans	1,514,227	1,035,513
Less allowance for credit losses	(16,970)	(13,105)

Loans, net	1,497,257	1,022,408
Accrued interest receivable	13,257	10,171
Goodwill	247,965	153,180
Core deposit intangibles, net of accumulated amortization of $5.6 million and $2.8 million, respectively	22,039	11,492
Bank premises and equipment, net	47,913	35,793
Other real estate owned	41	341
Bank owned life insurance, net	13,560	—
Other assets	29,094	22,941

TOTAL	$3,493,972	$2,697,228

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$639,790	$518,358
Interest-bearing	2,239,526	1,798,718

Total deposits	2,879,316	2,317,076
Other borrowings	43,120	13,116
Securities sold under repurchase agreements	37,108	25,058
Accrued interest payable	4,314	3,102
Other liabilities	7,604	15,805
Junior subordinated debentures	75,775	47,424

Total liabilities	3,047,237	2,421,581

SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $1 par value; 50,000,000 shares authorized; 27,599,606 and 22,418,128 shares issued at September 30, 2005 and December 31, 2004, respectively; 27,562,518 and 22,381,040 shares outstanding at September 30, 2005 and December 31, 2004, respectively	27,600	22,418
Capital surplus	272,972	134,288
Retained earnings	151,035	122,647
Accumulated other comprehensive loss — net unrealized loss on available for sale securities, net of tax benefit of $2,297 and $1,669, respectively	(4,265)	(3,099)
Less treasury stock, at cost, 37,088 shares at September 30, 2005 and December 31, 2004	(607)	(607)

Total shareholders’ equity	446,735	275,647

TOTAL	$3,493,972	$2,697,228

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$26,992	$14,760	$72,378	$39,222
Securities:
Taxable	15,066	13,320	43,262	40,041
Nontaxable	317	359	982	1,115
70% nontaxable preferred dividends	130	183	386	825
Federal funds sold	200	136	833	238
Deposits in financial institutions	2	5	5	7

Total interest income	42,707	28,763	117,846	81,448

INTEREST EXPENSE:
Deposits	11,663	6,316	30,625	17,783
Junior subordinated debentures	1,337	1,044	3,499	3,011
Federal funds purchased and other borrowings	566	270	1,381	731
Securities sold under repurchase agreements	221	66	465	158

Total interest expense	13,787	7,696	35,970	21,683

NET INTEREST INCOME	28,920	21,067	81,876	59,765
PROVISION FOR CREDIT LOSSES	120	420	360	660

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	28,800	20,647	81,516	59,105

NONINTEREST INCOME:
Customer service fees	6,774	5,237	18,660	14,827
Other	1,318	874	3,846	1,933
Gain on sale of securities	—	—	—	78

Total noninterest income	8,092	6,111	22,506	16,838

NONINTEREST EXPENSE:
Salaries and employee benefits	9,653	7,147	27,704	20,459
Net occupancy expense	1,810	1,499	4,872	4,055
Data processing	762	540	2,059	1,473
Core deposit intangible amortization	1,025	455	2,846	1,220
Depreciation expense	1,209	728	3,337	2,118
Other	3,611	2,825	10,898	8,395

Total noninterest expense.	18,070	13,194	51,716	37,720

INCOME BEFORE INCOME TAXES	18,822	13,564	52,306	38,223
PROVISION FOR INCOME TAXES	6,351	4,618	17,073	12,852

NET INCOME	$12,471	$8,946	$35,233	$25,371

EARNINGS PER SHARE
Basic	$0.45	$0.41	$1.34	$1.19

Diluted	$0.45	$0.40	$1.32	$1.18

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
	(Amounts in thousands, except share data)
BALANCE AT DECEMBER 31, 2003	20,966,706	$20,967	$102,594	$94,610	$2,024	$(607)	$219,588
Net income				34,707			34,707
Net change in unrealized loss on available for sale securities					(5,123)		(5,123)

Total comprehensive income							29,584

Sale of common stock in connection with the exercise of stock options	206,231	206	840				1,046
Common stock issued in connection with the Liberty acquisition	1,245,191	1,245	30,713				31,958
Stock option compensation expense			141				141
Cash dividends declared, $0.31 per share				(6,670)			(6,670)

BALANCE AT DECEMBER 31, 2004	22,418,128	22,418	134,288	122,647	(3,099)	(607)	275,647
Net income				35,233			35,233
Net change in unrealized loss on available for sale securities					(1,166)		(1,166)

Total comprehensive income							34,067

Sale of common stock in connection with the exercise of stock options	97,705	98	637				735
Stock issued in connection with restricted stock awards	4,917	5	127				132
Common stock issued in connection with the First Capital acquisition	5,078,856	5,079	137,439				142,518
Stock option compensation expense			481				481
Cash dividends declared, $0.2475 per share				(6,845)			(6,845)

BALANCE AT SEPTEMBER 30, 2005	27,599,606	$27,600	$272,972	$151,035	$(4,265)	$(607)	$446,735

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2005	2004
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$35,233	$25,371
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,183	3,338
Provision for credit losses	360	660
Net amortization of discount on investments	2,278	3,848
(Gain) loss on sale of other real estate	(46)	14
Gain on sale of premises and equipment	(17)	(321)
Gain on held for sale loans	(177)	—
Fundings of held for sale loans	(14,744)	—
Proceeds from held for sale loans	14,921	—
Stock option compensation expense	481	45
Decrease (increase) in other assets and accrued interest receivable	9,767	(3,788)
(Decrease) increase in accrued interest payable and other liabilities	(3,723)	8,008

Total adjustments	15,283	11,804

Net cash provided by operating activities	50,516	37,175

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of held to maturity securities	197,401	203,661
Purchase of held to maturity securities	(161,396)	(251,278)
Proceeds from maturities and principal paydowns of available for sale securities	56,463	73,304
Purchase of available for sale securities	(141,000)	—
Net (increase) in loans	(12,964)	(39,611)
Purchase of bank premises and equipment	(1,000)	(901)
Net decrease in interest-bearing deposits in financial institutions	—	362
Proceeds from sale of bank premises, equipment, and other real estate	1,399	2,318
Purchase of First Capital Bankers, Inc.	(2,367)	—
Cash and cash equivalents acquired in the purchase of First Capital Bankers, Inc.	58,972	—
Purchase of Liberty Bancshares, Inc	—	(9,132)
Cash and cash equivalents acquired in the purchase of Liberty Bancshares, Inc.	—	46,599
Purchase of Village Bank and Trust, ssb	—	(19,150)
Cash and cash equivalents acquired in the purchase of Village Bank and Trust, ssb	—	16,120

Net cash (used in) provided by investing activities	(4,492)	22,292

(Table continued on following page)

	Nine Months Ended September 30,
	2005	2004
	(Dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits	$34,074	$(405)
Net decrease in interest-bearing deposits	(88,985)	(14,011)
Net repayments of other borrowings	(753)	(1,230)
Net increase in securities sold under repurchase agreements	12,050	9,146
Proceeds from exercise of stock options	735	1,012
Payments of cash dividends	(6,845)	(4,823)

Net cash used in financing activities	(49,724)	(10,311)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(3,700)	$49,156
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	137,910	83,713

CASH AND CASH EQUIVALENTS, END OF PERIOD	$134,210	$132,869

NONCASH ACTIVITIES:
Stock issued in connection with the acquisition of Liberty Bancshares, Inc.	$—	$31,958
Stock issued in connection with the acquisition of First Capital Bankers, Inc.	$142,518	$—

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(UNAUDITED)

1. BASIS OF PRESENTATION

The interim consolidated financial statements include the accounts of Prosperity Bancshares, Inc. ®(the “Company”) and its wholly-owned subsidiaries, Prosperity Bank ®(the “Bank”) and Prosperity Holdings of Delaware, L.L.C. All significant inter-company transactions and balances have been eliminated.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004. Operating results for the nine month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

2. EARNINGS PER SHARE

The following table illustrates the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands, except per share amounts)
Net income available to common shareholders	$12,471	$8,946	$35,233	$25,371
Weighted average common shares outstanding	27,546	21,843	26,389	21,250
Potential dilutive common shares	353	263	312	278

Weighted average common shares and equivalents outstanding	27,899	22,106	26,701	21,528

Basic earnings per common share	$0.45	$0.41	$1.34	$1.19

Diluted earnings per common share	$0.45	$0.40	$1.32	$1.18

There were no stock options exercisable at September 30, 2005 and 2004 that would have had an anti-dilutive effect on the above computation.

3. NEW ACCOUNTING STANDARDS

SFAS No. 154, “Accounting Changes and Error Corrections” — Statement of Financial Accounting Standards (“SFAS”) No. 154 eliminates the requirement in APB Opinion No. 20, Accounting Changes, to include the cumulative effect of a change in accounting principle in the income statement in the period of change. Instead, to enhance the comparability of prior period financial statements, SFAS 154 requires that a change in accounting principle be retrospectively applied. Under retrospective application, the new accounting principle is applied as of the beginning of the first period presented as if that principle had always been used. The cumulative effect of the change is reflected in the carrying value of assets and liabilities as of the first period presented and the offsetting adjustments are recorded to opening retained earnings. Each period presented is adjusted to reflect the period specific effects of applying the change. Although retrospective application is similar to restating prior periods, SFAS 154 gives the treatment a new name to

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(UNAUDITED)

differentiate it from restatement for the correction of an error. Only direct effects of the change will be included in the retrospective application; all indirect effects will be recognized in the period of change. If it is impracticable to determine the cumulative effect for all prior periods, the new accounting principle should be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS 154 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

SFAS No. 123(R), “Share-Based Payment (Revised 2004).” SFAS 123(R) establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS 123(R) eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. The effective date for adoption of SFAS 123R was deferred by the Securities and Exchange Commission (“SEC”) in April 2005. SFAS 123R is now effective for the beginning of the next fiscal year that begins after June 15, 2005.

On March 29, 2005, the SEC issued SAB 107 to provide public companies additional guidance in applying the provisions of SFAS 123(R), Share-Based Payment. Among other things, SAB 107 describes the SEC staff’s expectations in determining the assumptions that underlie the fair value estimates and discusses the interaction of SFAS 123(R) with certain existing SEC guidance. The guidance is also beneficial to users of financial statements in analyzing the information provided under SFAS 123(R). The SAB will be applied upon the adoption of SFAS 123(R).

In March 2004, the Emerging Issues Task Force reached a consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. This Issue provides guidance for determining when an investment is other-than-temporarily impaired. It specifically addresses whether an investor has the ability and intent to hold an investment until recovery. In addition, Issue 03-1 contains disclosure requirements that provide useful information about impairments that have not been recognized as other-than-temporary for investments within the scope of this Issue. In June 2005, the Financial Accounting Standards Board (“FASB”) directed its staff to prepare FSP EITF Issue 03-1-a, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments which will supercede EITF 03-1. FSP EITF Issue 03-1-a is expected to be effective for impairment analyses conducted in periods beginning after September 15, 2005 and should clarify that impairment losses be recognized no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The disclosure requirements originally included in EITF 03-1 are expected to be included in the final guidance.

4. RECENT DEVELOPMENTS

On September 12, 2005, the Company announced the signing of a definitive agreement with Grapeland Bancshares, Inc. (“Grapeland”), Grapeland, Texas. Under the terms of the agreement, Grapeland will merge into the Company and subsequently, Grapeland’s wholly owned subsidiary, First State Bank, will merge into the Bank. The Company will issue approximately 242,000 shares of its common stock, subject to adjustment, for all of the issued and outstanding capital stock of Grapeland.

Grapeland is privately held and operates two (2) banking offices in Grapeland and Crockett, Texas. As of September 30, 2005, Grapeland had, on a consolidated basis, total assets of $72.2 million, loans of $43.7 million, deposits of $46.6 million and shareholders’ equity of $3.8 million. The acquisition is expected to close in the fourth quarter of 2005 and is subject to the approval of Grapeland’s shareholders and customary regulatory approvals.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2005

(UNAUDITED)

5. GOODWILL AND CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles (CDI) for nine months ended September 30, 2005 were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)
Balance as of December 31, 2004	$153,180	$11,492
Amortization	—	(2,846)
Acquisition of First Capital Bankers, Inc.	95,695	13,393
Expenses associated with the acquisition of Village Bank and Trust, ssb	101	—
Expenses associated with the acquisition of Liberty Bancshares, Inc.	1,177	—
Acquisitions prior to December 31, 2003 (deferred taxes)	(2,188)	—

Balance as of September 30, 2005	$247,965	$22,039

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Cautionary Notice Regarding Forward-Looking Statements

Statements and financial discussion and analysis contained in this quarterly report on Form 10-Q that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of invoking these safe harbor provisions. These forward-looking statements include information about possible or assumed future results of the Company’s operations or performance. By using any of the words “believe,” “expect”, “anticipate”, “estimate”, “continue”, “intend”, “may”, “will”, “should”, or similar expressions, the Company identifies these forward-looking statements. Many possible factors or events could affect the future financial results and performance of the Company and could cause those financial results or performance to differ materially from those expressed in the forward-looking statement. These possible events or factors include, without limitation:

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

RECENT DEVELOPMENTS

On September 12, 2005, the Company announced the signing of a definitive agreement with Grapeland Bancshares, Inc. (“Grapeland”), Grapeland, Texas. Under the terms of the agreement, Grapeland will merge into the Company and subsequently, Grapeland’s wholly owned subsidiary, First State Bank, will merge into the Bank. The Company will issue approximately 242,000 shares of its common stock, subject to adjustment, for all of the issued and outstanding capital stock of Grapeland.

Grapeland is privately held and operates two (2) banking offices in Grapeland and Crockett, Texas. As of September 30, 2005, Grapeland had, on a consolidated basis, total assets of $72.2 million, loans of $43.7 million, deposits of $46.6 million and shareholders’ equity of $3.8 million. The acquisition is expected to close in the fourth quarter of 2005 and is subject to the approval of Grapeland’s shareholders and customary regulatory approvals.

OVERVIEW

The Company was formed in 1983 as a vehicle to acquire the former Allied First Bank in Edna, Texas which was chartered in 1949 as The First National Bank of Edna. The Company is a registered financial holding company that derives substantially all of its revenues and income from the operation of its bank subsidiary, Prosperity Bank® (“Prosperity Bank®” or the “Bank”). The Bank provides a wide array of financial products and services to small and medium-sized businesses and consumers. The Bank operates eighty-three (83) full-service banking locations; with thirty-three (33) in the Greater Houston Consolidated Metropolitan Statistical Area (“CMSA”), seventeen (17) in eleven contiguous counties situated south and southwest of Houston and extending into South Texas, six (6) in the Austin, Texas area, sixteen (16) in the Corpus Christi, Texas area and eleven (11) in the Dallas/Fort Worth, Texas area. The Greater Houston CMSA includes Austin, Brazoria, Chambers, Fort Bend, Galveston, Harris, Liberty, Montgomery, San Jacinto and Waller counties. The Company’s headquarters are located at Prosperity Bank Plaza, 4295 San Felipe in Houston, Texas and its telephone number is (713) 693-9300. The Company’s website address is www.prosperitybanktx.com.

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

Three principal components of the Company’s growth strategy are internal growth, stringent cost control practices and strategic merger transactions. The Company focuses on continual internal growth. Each Banking Center is operated as a separate profit center, maintaining separate data with respect to its net interest income, efficiency ratio, deposit growth, loan growth and overall profitability. Banking Center Presidents and Managers are accountable for performance in these areas and compensated accordingly. The Company also focuses on maintaining stringent cost control practices and policies. The Company has invested significantly in the infrastructure required to centralize many of its critical operations, such as data processing and loan application processing. Management believes that this centralized infrastructure can accommodate substantial additional growth while enabling the Company to minimize operational costs through certain economies of scale. The Company also intends to continue to seek strategic expansion opportunities. On August 1, 2004, the Company acquired Village Bank and Trust, ssb (the “Village acquisition”) and Liberty Bancshares, Inc. (the “Liberty acquisition”), which added six (6) banking centers in the Austin, Texas area and on March 1, 2005, the Company acquired First Capital Bankers, Inc. (the “First Capital acquisition”), which added twenty-seven (27) banking centers.

Total assets were $3.49 billion at September 30, 2005 compared with $2.70 billion at December 31, 2004, an increase of $796.7 million or 29.5%. Total loans were $1.51 billion at September 30, 2005 compared with $1.04 billion at December 31, 2004, an increase of $478.7 million or 46.2%. Total deposits were $2.88 billion at September 30, 2005 compared with $2.32 billion at December 31, 2004, an increase of $562.2 million, or 24.3%. Shareholders’ equity increased $171.1 million or 62.1%, to $446.7 million at September 30, 2005 compared with $275.6 million at December 31, 2004. These increases were primarily the result of the First Capital acquisition.

CRITICAL ACCOUNTING POLICIES

The Company’s accounting policies are integral to understanding the financial results reported. Accounting policies are described in detail in Note 1 to the consolidated financial statements included in the Company’s Amendment No. 1 to the Annual Report on Form 10-K/A for the year ended December 31, 2004. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity:

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

Valuation of Securities – The Company’s available for sale securities portfolio is reported at fair value. When the fair value of a security is below its amortized cost, and depending on the length of time the condition exists and the extent the fair market value is below amortized cost, additional analysis is performed to determine whether an impairment exists. Available for sale and held to maturity securities are analyzed quarterly for possible other-than-temporary impairment. The analysis considers the financial condition and near-term prospects of the issuer, as well as the value of any security we may have in the investment. Often, the information available to conduct these assessments is limited and rapidly changing, making estimates of fair value subject to judgment. If actual information or conditions are different than estimated, the extent of the impairment of the security may be different than previously estimated, which could have a material effect on the Company’s results of operations and financial condition.

RESULTS OF OPERATIONS

Net income available to common shareholders was $12.5 million ($0.45 per common share on a diluted basis) for the quarter ended September 30, 2005 compared with $8.9 million ($0.40 per common share on a diluted basis) for the quarter ended September 30, 2004, an increase in net income of $3.5 million, or 39.4%. The Company posted returns on average common equity of 11.28% and 14.42%, returns on average assets of 1.43% and 1.37% and efficiency ratios of 48.82% and 48.55% for the quarters ended September 30, 2005 and 2004, respectively. The efficiency ratio is not calculated on a tax equivalent basis.

For the nine months ended September 30, 2005, net income available to common shareholders was $35.2 million ($1.32 per common share on a diluted basis) compared with $25.4 million ($1.18 per common share on a diluted basis) for the same period in 2004, an increase in net income of $9.9 million or 38.9%. The Company posted returns on average common equity of 11.73% and 14.49%, returns on average assets of 1.42% and 1.36% and efficiency ratios of 49.54% and 49.29% for the nine months ended September 30, 2005 and 2004, respectively. The efficiency ratio is not calculated on a tax equivalent basis.

Net Interest Income

Net interest income was $28.9 million for the quarter ended September 30, 2005 compared with $21.1 million for the quarter ended September 30, 2004, an increase of $7.9 million, or 37.3%. Net interest income increased as a result of an increase in average interest-earning assets to $3.05 billion for the quarter ended September 30, 2005 from $2.35 billion for the quarter ended September 30, 2004, an increase of $696.1 million, or 29.6%. The increase in average earning assets is primarily attributable to increases in average loans and securities in the quarter ended September 30, 2005 compared to the quarter ended September 30, 2004 resulting from the First Capital acquisition in the first quarter of 2005.

The net interest margin on a tax equivalent basis increased to 3.81% for the quarter ended September 30, 2005 compared with 3.62% for the quarter ended September 30, 2004. The rate paid on interest-bearing liabilities increased 63 basis points from 1.65% for the quarter ended September 30, 2004 compared with 2.28% for the quarter ended September 30, 2005 while the yield on earning assets increased 70 basis points from 4.85% for the quarter ended September 30, 2004 compared with 5.55% for the quarter ended September 30, 2005. The average of interest-bearing liabilities increased $543.6 million and the average of interest earning assets increased $696.1 million for the same periods.

Net interest income increased $22.1 million, or 37.0%, to $81.9 million for the nine months ended September 30, 2005 compared with $59.8 million for the same period in 2004. This increase is mainly attributable to higher average interest-earning assets resulting from an increase in average loans. The net interest margin on tax equivalent basis increased to 3.81% compared with 3.62% for the same periods principally due to a 59 basis point increase in the yield on earning assets from 4.83% for the nine months ended September 30, 2004 compared with 5.42% for the nine months ended September 30, 2005, partially offset by a 47 basis point increase in the rate paid on interest-bearing liabilities from 1.62% for the nine months ended September 30, 2004 compared with 2.09% for the nine months ended September 30, 2005.

The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.”

The following tables set forth, for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the quarters ended September 30, 2005 and 2004 and the nine months ended September 30, 2005 and 2004. The tables also set forth the average rate paid on total interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Except as indicated in the footnotes, no tax-equivalent adjustments were made and all average balances are daily average balances. Any nonaccruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended September 30,
	2005			2004
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (4)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (4)
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$1,516,228	$26,992	7.06%	$928,375	$14,760	6.31%
Securities(1)	1,509,318	15,513	4.11	1,387,445	13,862	4.00
Federal funds sold and other temporary investments	24,768	202	3.24	38,437	141	1.46

Total interest-earning assets	3,050,314	42,707	5.55%	2,354,257	28,763	4.85%

Less allowance for credit losses	(16,989)			(11,967)

Total interest-earning assets, net of allowance	3,033,325			2,342,290
Noninterest-earning assets	443,670			261,885

Total assets	$3,476,995			$2,604,175

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$457,584	$1,072	0.93%	$479,891	$1,245	1.03%
Savings and money market accounts	733,801	2,922	1.58	513,768	1,064	0.82
Certificates of deposit	1,049,031	7,669	2.90	753,910	4,007	2.11
Junior subordinated debentures	75,775	1,337	7.00	59,804	1,044	6.93
Securities sold under repurchase agreements	30,639	221	2.86	21,308	66	1.23
Federal funds purchased and other borrowings	49,267	566	4.56	23,856	270	4.49

Total interest-bearing liabilities	2,396,097	13,787	2.28%	1,852,537	7,696	1.65%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	627,144			491,471
Other liabilities	11,606			12,024

Total liabilities	3,034,847			2,356,032

Shareholders’ equity	442,148			248,143

Total liabilities and shareholders’ equity	$3,476,995			$2,604,175

Net interest rate spread			3.27%			3.20%
Net interest income and margin (2)		$28,920	3.76%		$21,067	3.55%

Net interest income and margin (tax-equivalent basis) (3)		$29,262	3.81%		$21,452	3.62%

(1)	Yield is based on amortized cost and does not include any component of unrealized gains or losses.
(2)	The net interest margin is equal to net interest income divided by average interest-earning assets.
(3)	In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35%.
(4)	Annualized. Average yield and average rate are calculated on an actual/365 day basis. Previous reports reflected average yield and average rate calculated on a 30/360 day basis.

	Nine Months Ended September 30,
	2005			2004
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (4)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (4)
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$1,411,210	$72,378	6.86%	$824,275	$39,222	6.36%
Securities (1)	1,455,365	44,630	4.09	1,403,263	41,981	3.99
Federal funds sold and other temporary investments	41,975	838	2.67	28,311	245	1.16

Total interest-earning assets	2,908,550	117,846	5.42%	2,255,849	81,448	4.83%

Less allowance for credit losses	(16,108)			(10,948)

Total interest-earning assets, net of allowance	2,892,442			2,244,901
Noninterest-earning assets	412,581			243,728

Total assets	$3,305,023			$2,488,629

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$485,427	$3,531	0.97%	$479,150	$3,689	1.03%
Savings and money market accounts	678,729	7,108	1.40	486,330	2,815	0.77
Certificates of deposit	1,000,224	19,986	2.67	723,885	11,279	2.08
Junior subordinated debentures	67,900	3,499	6.89	59,804	3,011	6.73
Securities sold under repurchase agreements	27,320	465	2.28	18,221	158	1.16
Federal funds purchased and other borrowings	39,138	1,381	4.72	23,068	731	4.24

Total interest-bearing liabilities	2,298,738	35,970	2.09%	1,790,458	21,683	1.62%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	589,972			454,878
Other liabilities	15,722			9,895

Total liabilities	2,904,432			2,255,231

Shareholders’ equity	400,591			233,398

Total liabilities and shareholders’ equity	$3,305,023			$2,488,629

Net interest rate spread			3.33%			3.21%
Net interest income and margin(2)		$81,876	3.76%		$59,765	3.54%

Net interest income and margin (tax-equivalent basis)(3)		$82,909	3.81%		$61,050	3.62%

(1)	Yield is based on amortized cost and does not include any component of unrealized gains or losses.
(2)	The net interest margin is equal to net interest income divided by average interest-earning assets.
(3)	In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35%.
(4)	Annualized. Average yield and average rate are calculated on an actual/365 day basis. Previous reports reflected average yield and average rate calculated on a 30/360 day basis.

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

	Three Months Ended September 30,
	2005 vs. 2004
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$9,270	$2,962	$12,232
Securities	1,218	433	1,651
Federal funds sold and other temporary investments	(50)	111	61

Total increase in interest income	10,438	3,506	13,944

Interest-bearing liabilities:
Interest-bearing demand deposits	(57)	(116)	(173)
Savings and money market accounts	452	1,406	1,858
Certificates of deposit	1,556	2,106	3,662
Junior subordinated debentures	277	16	293
Securities sold under repurchase agreements	19	136	155
Federal funds purchased and other borrowings	351	(55)	296

Total increase in interest expense	2,598	3,493	6,091

Increase in net interest income	$7,840	$13	$7,853

	Nine Months Ended September 30,
	2005 vs. 2004
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$27,979	$5,177	$33,156
Securities	1,559	1,090	2,649
Federal funds sold and other temporary investments	118	475	593

Total increase in interest income	29,656	6,742	36,398

Interest-bearing liabilities:
Interest-bearing demand deposits	48	(206)	(158)
Savings and money market accounts	1,116	3,177	4,293
Certificates of deposit	4,314	4,393	8,707
Junior subordinated debentures	408	80	488
Securities sold under repurchase agreements	79	228	307
Federal funds purchased and other borrowings	510	140	650

Total increase in interest expense	6,475	7,812	14,287

Increase (decrease) in net interest income	$23,181	$(1,070)	$22,111

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

The Company made a $120,000 provision for credit losses for the quarter ended September 30, 2005 and a $420,000 provision for the quarter ended September 30, 2004. The Company made a $360,000 provision for credit losses for the nine months ended September 30, 2005 and a $660,000 provision for the nine months ended September 30, 2004. The increased provision for the three and nine months ended September 30, 2004 was in response to $2.6 million in nonperforming assets at September 30, 2004 compared with $840,000 at September 30, 2005. The ratio of the allowance for credit losses to end of period nonperforming loans was 2,167.3% for the nine months ended September 30, 2005 compared with 949.6% for the year ended December 31, 2004. The ratio of allowance for credit losses to total loans was 1.12% at September 30, 2005 compared with 1.27% at December 31, 2004. For the quarter ended September 30, 2005, net charge-offs were $89,000 compared with net charge-offs of $295,000 for the quarter ended September 30, 2004. Net charge-offs were $98,000 for the nine months ended September 30, 2005 compared with $509,000 for the nine months ended September 30, 2004.

Noninterest Income

The Company’s primary sources of noninterest income are service charges on deposit accounts, which include insufficient funds charges and other banking- related service fees. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method. Banking-related service fees include check cashing fees, official check fees, safe deposit box rent and currency handling fees. Noninterest income totaled $8.1 million for the three months ended September 30, 2005 compared with $6.1 million for the same period in 2004, an increase of $2.0 million, or 32.4%. Noninterest income increased $5.7 million, or 33.7%, to $22.5 million for the nine months ended September 30, 2005 compared with $16.8 million for the same period in 2004. The increases during both periods were primarily due to an increase in insufficient funds charges and customer service charges which resulted from the effect of an increase in the number of accounts due to the First Capital acquisition in March 2005 and the Liberty and Village acquisitions in August 2004. At September 30, 2005, the three acquisitions added approximately 46,500 deposit accounts and over 11,500 debit cards.

Brokered mortgage income increased $47,000, from $146,000 for the quarter ended September 30, 2004 compared with $193,000 for the quarter ended September 30, 2005. Mortgage loan fee income increased $338,000 from $173,000 for the nine months ended September 30, 2004 compared with $511,000 for the nine months ended September 30, 2005. The increase was primarily due to additional mortgage loan originations resulting from two mortgage divisions associated with Liberty and Village that were acquired in August 2004 and a third mortgage division associated with First Capital that was acquired in March 2005.

Income from leased assets and bank owned life insurance increased $269,000 and $131,000 for the quarter ended September 30, 2005 compared with the quarter ended September 30, 2004, respectively and $627,000 and $281,000 for the nine months ended September 30, 2005 compared with the quarter ended September 30, 2004, respectively. Both leased assets and bank owned life insurance were acquired in the First Capital acquisition.

The following table presents for the periods indicated the major categories of noninterest income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Service charges on deposit accounts	$6,774	$5,237	$18,660	$14,827
Banking-related service fees	284	260	839	733
Brokered mortgage income	193	146	511	173
Trust and investment income	47	42	203	155
Income from leased assets	269	—	627	—
Bank owned life insurance income (BOLI)	131	—	281	—
Gain on sale of assets	12	152	63	262
Gain on sale of securities	—	—	—	78
Gain on held for sale loans	56	46	177	46
Other noninterest income	326	228	1,145	564

Total noninterest income	$8,092	$6,111	$22,506	$16,838

Noninterest Expense

Noninterest expense totaled $18.1 million for the quarter ended September 30, 2005 compared with $13.2 million for the quarter ended September 30, 2004, an increase of $4.9 million, or 37.0%. This increase occurred primarily in salaries and employee benefits, core deposit intangibles amortization, depreciation and occupancy and equipment expense. Noninterest expense totaled $51.7 million for the nine months ended September 30, 2005 compared with $37.7 million for the nine months ended September 30, 2004, an increase of $14.0 million, or 37.1%. The increases during both periods are primarily due to the First Capital, Liberty and Village acquisitions. The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Salaries and employee benefits (1)	$9,653	$7,147	$27,704	$20,459
Non-staff expenses:
Occupancy and equipment expense	1,810	1,244	4,872	3,347
Depreciation	1,209	728	3,337	2,118
Data processing	762	540	2,059	1,473
Communications expense	1,037	771	2,811	2,200
Professional fees	335	368	875	757
Regulatory assessments and FDIC insurance	137	129	386	385
Ad valorem and franchise taxes	426	299	1,200	823
Core deposit intangibles amortization	1,025	456	2,846	1,220
Other	1,676	1,512	5,626	4,938

Total non-staff expenses	8,417	6,047	24,012	17,261

Total noninterest expense	$18,070	$13,194	$51,716	$37,720

(1)	Includes stock option compensation expense of $177 and $45 for the three months ended September 30, 2005 and 2004, respectively, and $481 and $45 for the nine months ended September 30, 2005 and 2004, respectively.

Salaries and employee benefit expenses were $9.7 million for the quarter ended September 30, 2005 compared with $7.1 million for the quarter ended September 30, 2004, an increase of $2.5 million, or 35.1%. For the nine months ended September 30, 2005, salaries and employee benefit expenses were $27.7 million, an increase of $7.2 million or 35.4% compared with $20.5 million for the nine months ended September 30, 2004. The increases during both periods were principally due to additional staff associated with the First Capital acquisition in March 2005 and the Liberty and Village acquisitions in August 2004. The number of full-time equivalent (FTE) associates employed by the Company increased from 653 at September 30, 2004 to 857 at September 30, 2005.

Non-staff expenses increased $2.4 million, or 39.2%, to $8.4 million for the quarter ended September 30, 2005 compared with $6.0 million during the same period in 2004. Non-staff expenses increased $6.8 million, or 39.1%, to $24.0 million for the nine months ended September 30, 2005 compared to $17.3 million during the same period in 2004. The increases during both periods were principally due to additional expenses associated with the First Capital, Liberty and Village acquisitions, increases in core deposit intangibles amortization related to the 2004 and 2005 acquisitions and increases in depreciation and occupancy and equipment expense due to addition of 32 banking centers since September 30, 2004.

Income Taxes

Income tax expense increased $1.7 million to $6.4 million for the quarter ended September 30, 2005 compared with $4.6 million for the same period in 2004. For the nine months ended September 30, 2005, income tax expense totaled $17.1 million, an increase of $4.2 million or 32.8% compared with $12.9 million for the same period in 2004. Both increases were primarily attributable to higher pretax net earnings for the quarter and nine months ended September 30, 2005 when compared to the same respective periods in 2004. The effective tax rates for the three months ended September 30, 2005 and 2004 and the nine months ended September 30, 2005 and 2004 were 33.7%, 34.0%, 32.6% and 33.6%, respectively.

FINANCIAL CONDITION

Loan Portfolio

Total loans were $1.51 billion at September 30, 2005, an increase of $478.7 million, or 46.2% from $1.04 billion at December 31, 2004. At September 30, 2005, loans acquired in the First Capital acquisition totaled $422.9 million and loans acquired in the Liberty and Village acquisitions totaled $172.0 million. The Company had no held for sale loans at September 30, 2005 or December 31, 2004. Period end loans comprised 49.7% of average earning assets at September 30, 2005 compared with 42.5% of average earning assets for the quarter ended December 31, 2004

The following table summarizes the loan portfolio of the Company by type of loan as of September 30, 2005 and December 31, 2004:

	September 30, 2005		December 31, 2004
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$234,586	15.5%	$144,432	13.9%
Real estate:
Construction and land development	207,863	13.7	109,591	10.6
1-4 family residential	296,300	19.6	260,453	25.2
Home equity	54,593	3.6	34,453	3.3
Commercial mortgages	553,325	36.5	369,151	35.6
Farmland	25,747	1.7	22,240	2.1
Multifamily residential	27,858	1.8	18,187	1.9
Agriculture	31,094	2.1	21,906	2.1
Other	22,748	1.5	2,246	0.2
Consumer (net of unearned discount)	60,113	4.0	52,854	5.1

Total loans	$1,514,227	100.0%	$1,035,513	100.0%

Nonperforming Assets

The Company had $840,000 in nonperforming assets at September 30, 2005 and $1.7 million in nonperforming assets at December 31, 2004, a decrease of $881,000 or 51.2%.

The Company generally places a loan on nonaccrual status and ceases accruing interest when the payment of principal or interest is delinquent for 90 days, or earlier in some cases if the collection of the principal is deemed unlikely, unless the loan is in the process of collection and the underlying collateral fully supports the carrying value of the loan. The Company generally charges off all loans before attaining nonaccrual status.

The following table presents information regarding nonperforming assets as of the dates indicated.

	September 30, 2005	December 31, 2004
	(Dollars in thousands)
Nonaccrual loans	$348	$297
Restructured loans	—	—
Accruing loans 90 or more days past due	435	1,083

Total nonperforming loans	783	1,380
Repossessed assets	16	—
Other real estate	41	341

Total nonperforming assets	$840	$1,721

Nonperforming assets to total loans and other real estate	0.06%	0.17%

Allowance for Credit Losses

Management actively monitors the Company’s asset quality and provides specific loss allowances when necessary. Loans are charged-off against the allowance for credit losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. As of September 30, 2005, the allowance for credit losses amounted to $17.0 million, or 1.12% of total loans compared with $13.1 million, or 1.27% of total loans at December 31, 2004.

Set forth below is an analysis of the allowance for credit losses for the nine months ended September 30, 2005 and the year ended December 31, 2004:

	Nine Months Ended September 30, 2005	Year Ended December 31, 2004
	(Dollars in thousands)
Average loans outstanding	$1,411,210	$871,736

Gross loans outstanding at end of period	$1,514,227	$1,035,513

Allowance for credit losses at beginning of period	$13,105	$10,345
Balance acquired with the First Capital acquisition in 2005 and the Liberty and Village acquisitions in 2004, respectively	3,603	2,365
Provision for credit losses	360	880
Charge-offs:
Commercial and industrial	(303)	(139)
Real estate and agriculture	(15)	(613)
Consumer	(190)	(198)
Recoveries:
Commercial and industrial	166	239
Real estate and agriculture	154	65
Consumer	90	161

Net charge-offs	(98)	(485)

Allowance for credit losses at end of period	$16,970	$13,105

Ratio of allowance to end of period loans	1.12%	1.27%
Ratio of net charge-offs to average loans	0.01%	0.06%
Ratio of allowance to end of period nonperforming loans	2,167.3%	949.6%

Securities

Carrying cost of securities totaled $1.49 billion at September 30, 2005 compared with $1.30 billion at December 31 2004, an increase of $185.5 million or 14.3%. The increase was principally due to the First Capital acquisition. At September 30, 2005, securities represented 42.6% of total assets compared with 48.3% of total assets at December 31, 2004.

The following table summarizes the amortized cost of securities as of the dates shown (available-for-sale securities are not adjusted for unrealized gains or losses):

	September 30, 2005	December 31, 2004
	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$192,922	$30,726
70% non-taxable preferred stock	24,000	24,000
States and political subdivisions	39,369	45,698
Corporate debt securities	11,069	10,491
Collateralized mortgage obligations	238,787	238,994
Mortgage-backed securities	987,944	957,354
Other	811	296

Total	$1,494,902	$1,307,559

Bank Premises and Equipment

Premises and equipment, net of accumulated depreciation, totaled $47.9 million and $35.8 million at September 30, 2005 and December 31, 2004, respectively, an increase of $12.1 million or 33.9%. The increase was primarily due to the First Capital acquisition.

Deposits

Total deposits were $2.88 billion at September 30, 2005 compared with $2.32 billion at December 31, 2004, an increase of $562.2 million or 24.3%. At September 30, 2005, noninterest-bearing deposits accounted for approximately 22.2% of total deposits compared with 22.4% of total deposits at December 31, 2004. Interest-bearing demand deposits totaled $2.24 billion, or 78.8%, of total deposits at September 30, 2005 compared with $1.80 billion, or 77.6%, of total deposits at December 31, 2004.

The following table summarizes the daily average balances and weighted average rates paid on deposits for the periods presented below:

	Nine Months Ended September 30, 2005		Year Ended December 31, 2004
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Interest-bearing checking	$485,427	0.97%	$485,557	1.04%
Regular savings	148,062	0.78	110,801	0.59
Money market savings	530,667	1.57	384,529	0.87
Time deposits	1,000,224	2.67	735,095	2.12

Total interest-bearing deposits	2,164,380	1.89	1,715,982	1.43
Noninterest-bearing deposits	589,972	—	473,713	—

Total deposits	$2,754,352	1.49%	$2,189,695	1.12%

Other Borrowings

Deposits are the primary source of funds for the Company’s lending and investment activities. Occasionally, the Company obtains additional funds from the Federal Home Loan Bank (“FHLB”) and correspondent banks. At September 30, 2005, the Company had $43.1 million in FHLB borrowings and at December 31, 2004 the Company had $13.1 million in FHLB borrowings, all of which consisted of long-term FHLB notes payable. The increase is related to the Company’s assumption of $30.6 million of FHLB notes payable in connection with the First Capital acquisition. The maturity dates on the FHLB notes payable range from the years 2005 to 2028 and have interest rates ranging from 2.79% to 8.80%. FHLB notes payable are secured by a blanket lien on the Bank’s first mortgage loans against one-to-four family residential properties. The Company had no federal funds purchased at September 30, 2005 or December 31, 2004.

At September 30, 2005 the Company had $37.1 million in securities sold under repurchase agreements compared with $25.1 million at December 31, 2004.

Junior Subordinated Debentures

At September 30, 2005 and December 31, 2004, the Company had outstanding $75.8 million and $47.4 million, respectively, in junior subordinated debentures issued to the Company’s subsidiary trusts. The Company assumed $28.4 million in junior subordinated debentures in connection with the First Capital acquisition.

A summary of pertinent information related to the Company’s six issues of junior subordinated debentures outstanding at September 30, 2005 is shown in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate (5)		Junior Subordinated Debt Owed to Trusts	Maturity Date
Paradigm Capital Trust II (1)	Feb. 20, 2001	$6,000,000	3-month LIBOR + 4.50%		$6,186,000	Feb. 20, 2031

Prosperity Statutory Trust II	July 31, 2001	15,000,000	3-month LIBOR + 3.58%, not to exceed 12.50%		15,464,000	July 31, 2031

First Capital Statutory Trust I (2)	Mar. 26, 2002	20,000,000	3-month LIBOR + 3.60%		20,619,000	Mar. 26, 2032

First Capital Statutory Trust II (2)	Sept. 26, 2002	7,500,000	3-month LIBOR + 3.40%		7,732,000	Sept. 26, 2032

Prosperity Statutory Trust III	Aug. 15, 2003	12,500,000	6.50%	(3)	12,887,000	Sept. 17, 2033

Prosperity Statutory Trust IV	Dec. 30, 2003	12,500,000	6.50%	(4)	12,887,000	Dec. 30, 2033

(1)	Assumed in connection with the Paradigm acquisition on September 1, 2002.
(2)	Assumed in connection with the First Capital acquisition on March 1, 2005.
(3)	The debentures bear a fixed interest rate until September 17, 2008, when the rate begins to float on a quarterly basis based on the three-month LIBOR plus 3.00%.
(4)	The debentures bear a fixed interest rate until December 30, 2008, when the rate begins to float on a quarterly basis based on the three-month LIBOR plus 2.85%.
(5)	The 3-month LIBOR in effect as of September 30, 2005 was 4.07%.

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

Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of September 30, 2005 and December 31, 2004, the Company had cash and cash equivalents of $134.2 million and $137.9 million, respectively.

Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of September 30, 2005 (other than deposit obligations). The Company’s future cash payments associated with its contractual obligations pursuant to its junior subordinated debentures, FHLB notes payable and operating leases as of September 30, 2005 are summarized below. Payments for FHLB notes payable do not include interest of $8.8 million that will be paid over the future periods presented. Payments related to leases are based on actual payments specified in underlying contracts.

	Payments due in:
	Remaining Fiscal 2005	Fiscal 2006-2007	Fiscal 2008-2009	Thereafter	Total
	(Dollars in thousands)
Junior subordinated debentures	$—	$—	$—	$75,775	$75,775
Federal Home Loan Bank notes payable	4,715	19,611	1,496	17,298	43,120
Operating leases	784	5,307	3,654	3,852	13,597

Total	$5,499	$24,918	$5,150	$96,925	$132,492

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

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit as of September 30, 2005 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	Remaining Fiscal 2005	Fiscal 2006-2007	Fiscal 2008-2009	Thereafter	Total
	(Dollars in thousands)
Standby letters of credit	$1,432	$5,779	$342	$—	$7,553
Commitments to extend credit	35,242	172,655	7,893	77,874	293,664

Total	$36,674	$178,434	$8,235	$77,874	$301,217

Capital Resources

Total shareholders’ equity was $446.7 million at September 30, 2005 compared with $275.6 million at December 31, 2004, an increase of $171.1 million, or 62.1%. The increase was due primarily to net earnings of $35.2 million and common stock issued in connection with the First capital acquisition of $142.5 million, partially offset by dividends paid of $6.8 million and a net change in unrealized losses on available for sale securities of $1.1 million for the nine months ended September 30, 2005.

Both the Board of Governors of the Federal Reserve System with respect to the Company, and the Federal Deposit Insurance Corporation (“FDIC”) with respect to the Bank, have established certain minimum risk-based capital standards that apply to bank holding companies and federally insured banks. The following table sets forth the Company’s total risk-based capital, Tier I risk-based capital, and Tier I to average assets (leverage) ratios as of September 30, 2005:

Consolidated Risk Based Capital Ratios:
Total capital (to risk weighted assets)	16.54%
Tier I capital (to risk weighted assets)	15.49%
Tier I capital (to average assets)	7.81%

As of September 30, 2005, the Bank’s risk-based capital ratios were above the levels required for the Bank to be designated as “well capitalized” by the FDIC. The following table sets forth the Bank’s total risk-based capital, Tier I risk-based capital, and Tier I to average assets (leverage) capital ratios as of September 30, 2005:

Risk Based Capital Ratios (Bank Only):
Total capital (to risk weighted assets)	16.16%
Tier I capital (to risk weighted assets)	15.10%
Tier I capital (to average assets)	7.60%

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgement in evaluating its controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported to the Company’s management within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in internal controls over financial reporting. During the quarter ended September 30, 2005, the Company implemented changes in business processes relating to the preparation and review of its consolidated statements of cash flows. The Company believes these changes are reasonably likely to materially improve the Company’s internal control over financial reporting. Except for such changes, there were no significant changes in the Company’s internal controls over financial reporting that occurred during the quarter ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a.	Not applicable

b.	Not applicable

c.	Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

The following exhibits marked with an asterisk are furnished with this Quarterly Report on Form 10-Q;

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

PROSPERITY BANCSHARES, INC. SM
(Registrant)

Date: 11/04/05	/s/ David Zalman
David Zalman
Chief Executive Officer/President

Date: 11/04/05	/s/ David Hollaway
David Hollaway
Chief Financial Officer