Form 10-K
period 2005-12-31
PROSPERITY BANCSHARES INC
filed 2006-03-15
CIK 1068851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2005

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

Common Stock, par value

$1.00 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of Common Stock held by non-affiliates, based on the closing price of the Common Stock on the Nasdaq National Market System on June 30, 2005 was approximately $620.2 million.

As of March 1, 2006, the number of outstanding shares of Common Stock was 27,864,894.

Documents Incorporated by Reference:

Portions of the Company’s Proxy Statement relating to the 2006 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2005, are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

PROSPERITY BANCSHARES, INC.®

2005 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1. BUSINESS

General

Prosperity Bancshares, Inc.®, a Texas corporation (the “Company”), was formed in 1983 as a vehicle to acquire the former Allied Bank in Edna, Texas which was chartered in 1949 as The First National Bank of Edna. The Company is a registered financial holding company that derives substantially all of its revenues and income from the operation of its bank subsidiary, Prosperity Bank® (“Prosperity Bank®” or the “Bank”). The Bank provides a broad line of financial products and services to small and medium-sized businesses and consumers. As of December 31, 2005, the Bank operated eight-five (85) full-service banking locations, with thirty-three (33) in the Greater Houston Consolidated Metropolitan Statistical Area (“CMSA”), seventeen (17) in fifteen contiguous counties situated south and southwest of Houston and extending into South Texas, six (6) in the Austin, Texas area, sixteen (16) in the Corpus Christi, Texas area, two (2) in the east Texas area and eleven (11) in the Dallas, Texas area. The Greater Houston CMSA consists of Austin, Brazoria, Chambers, Fort Bend, Galveston, Harris, Liberty, Montgomery, San Jacinto and Waller counties. The Company’s headquarters are located at Prosperity Bank Plaza, 4295 San Felipe in Houston, Texas and its telephone number is (713) 693-9300. The Company’s website address is www.prosperitybanktx.com.

The Company’s market consists of the communities served by its banking centers. US Highway 59 (scheduled to become Interstate Highway 69), which serves as the primary “NAFTA Highway” linking the interior United States and Mexico, runs directly through the center of the Company’s market area. The increased traffic along this NAFTA Highway has enhanced economic activity in the Company’s market area and created opportunities for growth. The diverse nature of the economies in each local market served by the Company provides the Company with a varied customer base and allows the Company to spread its lending risk throughout a number of different industries including farming, ranching, petrochemicals, manufacturing, tourism, recreation and professional service firms and their principals. The Company’s market areas outside of Houston, Dallas, Corpus Christi and Austin are dominated by either small community banks or branches of large regional banks. Management believes that the Company, as one of the few mid-sized financial institutions that combines responsive community banking with the sophistication of a regional bank holding company, has a competitive advantage in its market areas and excellent growth opportunities through acquisitions, new banking center locations and additional business development.

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

From December 31, 1998 through December 31, 2005, the Company grew through internal growth and the completion of the following acquisitions:

Acquired Entity	Acquired Bank	Completion Date	Number of Banking Centers Added(1)
South Texas Bancshares, Inc.	Commercial State Bank	1999	3
Compass Bank (5 branches)	N/A	2000	4
Commercial Bancshares, Inc.	Heritage Bank	2001	12
Texas Guaranty Bank, N.A.	Same	2002	3
The First State Bank of Needville(2)	Same	2002	—
Paradigm Bancorporation, Inc.	Paradigm Bank Texas	2002	8
Southwest Bank Holding Company	Bank of the Southwest	2002	2
First National Bank of Bay City(2)	Same	2002	—
Abrams Centre Bancshares, Inc.	Abrams Centre National Bank	2003	1
Dallas Bancshares, Inc.	BankDallas	2003	1
MainBancorp, Inc.	mainbank, n.a.	2003	4
First State Bank of North Texas	Same	2003	3
Liberty Bancshares, Inc.	Liberty Bank, S.S.B.	2004	5
Village Bank and Trust, s.s.b	Same	2004	1
First Capital Bankers, Inc.	FirstCapital Bank, s.s.b.	2005	27
Grapeland Bancshares, Inc.	First State Bank of Grapeland	2005	2

(1)	The number of banking centers added does not include any locations of the acquired entity that were closed and consolidated into existing banking centers of the Company.
(2)	The only banking center of the acquired entity was closed and consolidated into an existing banking center of the Company.

2005 Acquisitions

On December 1, 2005, the Company completed its acquisition of Grapeland Bancshares, Inc. (the “Grapeland acquisition”), Grapeland, Texas. Under the terms of the agreement, Grapeland merged into the Company and subsequently, Grapeland’s wholly owned subsidiary, First State Bank of Grapeland, merged into the Bank. The Company issued 232,888 shares of its common stock for all of the issued and outstanding capital stock of Grapeland. Grapeland was privately held and operated two (2) banking offices in Grapeland and Crockett, Texas, both of which became full service banking centers of the Company.

On March 1, 2005, the Company completed its acquisition of First Capital Bankers, Inc. (the “First Capital acquisition”), Corpus Christi, Texas. Under the terms of the agreement, First Capital was merged into the Company and subsequently, First Capital’s wholly owned subsidiary, FirstCapital Bank, s.s.b., was merged into the Bank. The Company issued approximately 5.079 million shares of its common stock for all of the issued and outstanding capital stock of First Capital and converted all outstanding options to acquire First Capital common stock into options to acquire approximately 234,000 shares of Company common stock. First Capital was privately held and operated thirty-two (32) banking offices in and around Corpus Christi, Houston and Victoria, Texas, five of which were closed and consolidated with existing banking centers of the Company.

Pending Acquisition

On November 16, 2005, the Company announced its proposed acquisition of SNB Bancshares, Inc. (“SNB”), Sugar Land, Texas. Under the terms of the agreement, SNB will merge into the Company and subsequently, SNB’s wholly owned subsidiary, Southern National Bank of Texas will merge into the Bank. The Company expects to issue approximately 4.448 million shares of its common stock and approximately $93.0 million in cash for all of the issued and outstanding capital stock of SNB subject to adjustment as provided in the agreement. SNB is publicly traded and operates five (5) banking offices in Fort Bend County, Houston and Katy, Texas and two (2) stand alone motor banks in Houston, Texas. SNB has an additional banking office under construction in Katy, Texas. As of December 31, 2005, SNB had, on a consolidated basis, total assets of $1.025 billion, loans (including loans held for sale) of $652.8 million, deposits of $892.0 million and shareholders’ equity of $82.5 million.

Recent Developments

On February 28, 2006, the Company redeemed in full the $6.2 million in junior subordinated debentures issued to Paradigm Capital Trust II. Paradigm Capital Trust II in turn redeemed in full the trust preferred securities and common securities it issued.

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

Officers and Associates

The Company’s directors and officers are important to the Company’s success and play a key role in the Company’s business development efforts by actively participating in civic and public service activities in the communities served by the Company, including the Rotary Club, Lion’s Club, Pilot Club, United Way and Chamber of Commerce.

The Company has invested heavily in its officers and associates by recruiting talented officers in its market areas and providing them with economic incentive in the form of stock options and bonuses based on cross-selling performance. The senior management team has substantial experience in the Houston, Dallas, Austin and Corpus Christi markets and the surrounding communities in which the Company has a presence. Each banking center location is administered by a local president or manager with knowledge of the community and lending expertise in the specific industries found in the community. The Company entrusts its banking center Presidents and Managers with authority and flexibility within general parameters with respect to product pricing and decision making in order to avoid the bureaucratic structure of larger banks. The Company operates each banking center as a separate profit center, maintaining separate data with respect to each banking center’s net interest income, efficiency ratio, deposit growth, loan growth and overall profitability. Banking center presidents and managers are accountable for performance in these areas and compensated accordingly. The Company’s local banking centers have no 1-800 telephone numbers. Each banking center has its own listed local business telephone number, which enables a customer to be served by a local banker with decision making authority.

As of December 31, 2005, the Company and the Bank had 859 full-time equivalent associates, 299 of whom were officers of the Bank. The Company provides medical and hospitalization insurance to its full-time associates. The Company considers its relations with associates to be excellent. Neither the Company nor the Bank is a party to any collective bargaining agreement.

Banking Activities

The Company, through the Bank, offers a variety of traditional loan and deposit products to its customers, which consist primarily of consumers and small and medium-sized businesses. The Bank tailors its products to the specific needs of customers in a given market. At December 31, 2005, the Bank maintained approximately

185,000 separate deposit accounts and 21,000 separate loan accounts and 23.1% of the Bank’s total deposits were noninterest-bearing demand deposits. For the year ended December 31, 2005, the Company’s average cost of funds was 1.75% and the Company’s average cost of deposits (excluding all borrowings) was 1.56%.

The Company has been an active mortgage lender, with commercial mortgage and 1-4 family residential loans comprising 57.0% of the Company’s total loans as of December 31, 2005. The Company also offers loans for automobiles and other consumer durables, home equity loans, debit cards, internet banking and other cash management services and automated telephone banking. By offering certificates of deposit, checking with interest accounts, savings accounts and overdraft protection at competitive rates, the Company gives its depositors a full range of traditional deposit products.

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

Increase Loan Volume and Diversify Loan Portfolio. While maintaining its conservative approach to lending, the Company has emphasized both new and existing loan products, focusing on growing its construction, commercial mortgage and commercial loan portfolios. During the two-year period from December 31, 2003 to December 31, 2005, the Company’s construction loans grew from $36.5 million to $206.7 million, or 466.6%. The Company’s commercial and industrial loans grew from $94.0 million to $222.8 million, or 137.0%, and its commercial mortgages increased from $260.9 million to $566.4 million, or 117.1% for the same period. In addition, the Company targets professional service firms including legal and medical practices for both loans secured by owner-occupied premises and personal loans to their principals.

Continue Strict Focus on Efficiency. The Company plans to maintain its stringent cost control practices and policies. The Company has invested significantly in the infrastructure required to centralize many of its critical operations, such as data processing and loan processing. For its banking centers, which the Company operates as independent profit centers, the Company supplies complete support in the areas of loan review, internal audit, compliance and training. Management believes that this centralized infrastructure can accommodate substantial additional growth while enabling the Company to minimize operational costs through certain economies of scale.

Enhance Cross-Selling. The Company recognizes that its customer base provides significant opportunities to cross-sell various products and it seeks to develop broader customer relationships by identifying cross-selling opportunities. The Company uses incentives and friendly competition to encourage cross-selling efforts and increase cross-selling results among its associates. Officers and associates have access to each customer’s existing and related account relationships and are better able to inform customers of additional products when customers visit or call the various banking centers or use their drive-in facilities. In addition, the Company includes product information in monthly statements and other mailings.

Maintain Strong Asset Quality. The Company intends to maintain the strong asset quality that has been representative of its historical loan portfolio. As the Company diversifies and increases its lending activities, it may face higher risks of nonpayment and increased risks in the event of economic downturns. The Company intends, however, to continue to employ the strict underwriting guidelines and comprehensive loan review process that has contributed to its low incidence of nonperforming assets and its minimal charge-offs in relation to its size.

Expand Market Share Through Internal Growth and a Disciplined Acquisition Strategy. The Company intends to continue seeking opportunities, both inside and outside its existing markets, to expand either by acquiring existing banks or branches of banks or by establishing new banking centers. All of the Company’s acquisitions have been accretive to earnings within 12 months after acquisition date and generally have supplied the Company with relatively low-cost deposits which have been used to fund the Company’s lending and investing activities. However, the Company makes no guarantee that future acquisitions, if any, will be accretive to earnings within any particular time period. Factors used by the Company to evaluate expansion opportunities include the similarity in management and operating philosophies, whether the acquisition will be accretive to earnings and enhance shareholder value, the ability to achieve economies of scale to improve the efficiency ratio and the opportunity to enhance the Company’s market presence.

Competition

The banking business is highly competitive, and the profitability of the Company depends principally on its ability to compete in its market areas. The Company competes with other commercial banks, savings banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, asset-based nonbank lenders and certain other nonfinancial entities, including retail stores which may maintain their own credit programs and certain governmental organizations which may offer more favorable financing than the Company. The Company believes it has been able to compete effectively with other financial institutions by emphasizing customer service, technology and responsive decision-making with respect to loans; by establishing long-term customer relationships and building customer loyalty; and by providing products and services designed to address the specific needs of its customers.

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

Capital Adequacy Requirements. The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. The guidelines require a minimum ratio of total capital to total tangible risk-weighted assets of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 2005, the Company’s ratio of Tier 1 capital to total tangible risk-weighted assets was 15.34% and its ratio of total capital to total tangible risk-weighted assets was 16.37%. Tangible risk-weighted assets are calculated as total risk-weighted assets less intangible assets such as goodwill and core deposit intangibles.

In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total tangible consolidated assets. Certain highly rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies are required to maintain a leverage ratio of 4.0%. As of December 31, 2005, the Company’s leverage ratio was 7.83%.

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

Restrictions on Transactions with Affiliates and Insiders. Transactions between the Bank and its nonbanking affiliates, including the Company, are subject to Section 23A of the Federal Reserve Act. In general, Section 23A imposes limits on the amount of such transactions, and also requires certain levels of collateral for loans to affiliated parties. It also limits the amount of advances to third parties which are collateralized by the securities or obligations of the Company or its subsidiaries.

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

Examinations. The FDIC periodically examines and evaluates insured banks. Based on such an evaluation, the FDIC may revalue the assets of the institution and require that it establish specific reserves to compensate for the difference between the FDIC-determined value and the book value of such assets. The Texas Banking Department also conducts examinations of state banks but may accept the results of a federal examination in lieu of conducting an independent examination. In addition, the FDIC and Texas Banking Department may elect to conduct a joint examination.

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

The FDIC’s risk-based capital guidelines generally require state banks to have a minimum ratio of Tier 1 capital to total tangible risk-weighted assets of 4.0% and a ratio of total capital to total tangible risk-weighted assets of 8.0%. The capital categories have the same definitions for the Bank as for the Company. As of December 31, 2005, the Bank’s ratio of Tier 1 capital to total tangible risk-weighted assets was 15.04% and its ratio of total capital to total tangible risk-weighted assets was 16.08%.

The FDIC’s leverage guidelines require state banks to maintain Tier 1 capital of no less than 4.0% of average total tangible assets, except in the case of certain highly rated banks for which the requirement is 3.0% of average total assets. The Texas Banking Department has issued a policy which generally requires state chartered banks to maintain a leverage ratio (defined in accordance with federal capital guidelines) of 5.0%. As of December 31, 2005, the Bank’s ratio of Tier 1 capital to average total assets (leverage ratio) was 7.67%.

Corrective Measures for Capital Deficiencies. The federal banking regulators are required to take “prompt corrective action” with respect to capital-deficient institutions. Agency regulations define, for each capital category, the levels at which institutions are “well-capitalized,” “adequately capitalized,” “under capitalized,” “significantly under capitalized” and “critically under capitalized.” A “well-capitalized” bank has a total risk-based capital ratio of 10.0% or higher; a Tier 1 risk-based capital ratio of 6.0% or higher; a leverage ratio of 5.0% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. An “adequately capitalized” bank has a total risk-based capital ratio of 8.0% or higher; a Tier 1 risk-based capital ratio of 4.0% or higher; a leverage ratio of 4.0% or higher (3.0% or higher if the bank was rated a composite 1 in its most recent examination report and is not experiencing significant growth); and does not meet the criteria for a well capitalized bank. A bank is “under capitalized” if it fails to meet any one of the ratios required to be adequately capitalized. The Bank is classified as “well-capitalized” for purposes of the FDIC’s prompt corrective action regulations.

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

In addition to BIF assessments, banks insured under the BIF are required to pay a portion of the interest due on bonds that were issued by the Financing Corporation (“FICO”) to help shore up the ailing Federal Savings and Loan Insurance Corporation in 1987. With regard to the assessment for the FICO obligation, for the fourth quarter 2005, the BIF rate was .00134% of deposits.

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

Community Reinvestment Act. The Community Reinvestment Act (“CRA”) and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks. These regulations also provide for regulatory assessment of a bank’s record in meeting the needs of its service area when considering applications to establish branches, merger applications and applications to acquire the assets and assume the liabilities of another bank. FIRREA requires federal banking agencies to make public a rating of a bank’s performance under the CRA. In the case of a bank holding company, the CRA performance record of the banks involved in the transaction are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction.

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

Legislative Initiatives

From time to time, various legislative and regulatory initiatives are introduced in Congress. Such initiatives may change banking statutes and the operating environment of the Company and its banking subsidiaries in substantial and unpredictable ways. The Company cannot determine the ultimate effect that any potential legislation, if enacted, or implementing regulations with respect thereto, would have, upon the financial condition or results of operations of the Company or its subsidiaries. A change in statutes, regulations or regulatory policies applicable to the Company or any of its subsidiaries could have a material effect on the financial condition, results of operations or business of the Company and its subsidiaries.

Enforcement Powers of Federal and State Banking Agencies

The federal banking agencies have broad enforcement powers, including the power to terminate deposit insurance, impose substantial fines and other civil and criminal penalties, and appoint a conservator or receiver. Failure to comply with applicable laws, regulations, and supervisory agreements could subject the Company or the Bank and their subsidiaries, as well as officers, directors, and other institution-affiliated parties of these organizations, to administrative sanctions and potentially substantial civil money penalties. In addition to the grounds discussed above under “—The Bank—Corrective Measures for Capital Deficiencies,” the appropriate federal banking agency may appoint the FDIC as conservator or receiver for a banking institution (or the FDIC may appoint itself, under certain circumstances) if any one or more of a number of circumstances exist, including, without limitation, the fact that the banking institution is undercapitalized and has no reasonable prospect of becoming adequately capitalized; fails to become adequately capitalized when required to do so; fails to submit a timely and acceptable capital restoration plan; or materially fails to implement an accepted capital restoration plan. The Texas Department of Banking also has broad enforcement powers over the Bank, including the power to impose orders, remove officers and directors, impose fines and appoint supervisors and conservators.

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

ITEM 1A. RISK FACTORS

An investment in the Company’s Common Stock involves risks. The following is a description of the material risks and uncertainties that the Company believes affect its business and an investment in the Common Stock. Additional risks and uncertainties that the Company is unaware of, or that it deems immaterial, also may become important factors that affect the Company and its business. If any of the risks described in this annual report on Form 10-K were to occur, the Company’s financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of the Common Stock could decline significantly and you could lose all or part of your investment.

Risks Associated with the Company’s Business

If the Company is not able to continue its historical levels of growth, it may not be able to maintain its historical earnings trends.

To achieve its past levels of growth, the Company has initiated internal growth programs and completed a number of acquisitions. The Company may not be able to sustain its historical rate of growth or may not even be able to grow at all. In addition, Prosperity may not be able to obtain the financing necessary to fund additional growth and may not be able to find suitable candidates for acquisition. Various factors, such as economic conditions and competition, may impede or prohibit the opening of new banking centers. Further, the Company may be unable to attract and retain experienced bankers, which could adversely affect its internal growth. If the Company is not able to continue its historical levels of growth, it may not be able to maintain its historical earnings trends.

If the Company is unable to manage its growth effectively, its operations could be negatively affected.

Companies that experience rapid growth face various risks and difficulties, including:

•	finding suitable markets for expansion;

•	finding suitable candidates for acquisition;

•	attracting funding to support additional growth;

•	maintaining asset quality;

•	attracting and retaining qualified management; and

•	maintaining adequate regulatory capital.

In addition, in order to manage its growth and maintain adequate information and reporting systems within its organization, the Company must identify, hire and retain additional qualified employees, particularly in the accounting and operational areas of its business.

If the Company does not manage its growth effectively, its business, financial condition, results of operations and future prospects could be negatively affected, and the Company may not be able to continue to implement its business strategy and successfully conduct its operations.

If the Company is unable to identify and acquire other financial institutions and successfully integrate its acquired businesses, its business and earnings may be negatively affected.

The market for acquisitions remains highly competitive, and the Company may be unable to find acquisition candidates in the future that fit its acquisition and growth strategy. To the extent that the Company is unable to find suitable acquisition candidates, an important component of its growth strategy may be lost.

Acquisitions of financial institutions involve operational risks and uncertainties and acquired companies may have unforeseen liabilities, exposure to asset quality problems, key employee and customer retention problems and other problems that could negatively affect the Company’s organization. The Company may not be able to complete future acquisitions and, if completed, the Company may not be able to successfully integrate the operations, management, products and services of the entities that it acquires and eliminate redundancies. The integration process may also require significant time and attention from the Company’s management that they would otherwise direct at servicing existing business and developing new business. The Company’s failure to successfully integrate the entities it acquires into its existing operations may increase its operating costs significantly and adversely affect its business and earnings.

The Company’s business is subject to interest rate risk and fluctuations in interest rates may adversely affect its earnings and capital levels.

The majority of the Company’s assets are monetary in nature and, as a result, the Company is subject to significant risk from changes in interest rates. Changes in interest rates can impact the Company’s net interest income as well as the valuation of its assets and liabilities. The Company’s earnings are significantly dependent on its net interest income. Net interest income is the difference between the interest income earned on loans, investments and other interest-earning assets and the interest expense paid on deposits, borrowings and other interest-bearing liabilities. Therefore, any change in general market interest rates, such as a change in the monetary policy of the Federal Reserve or otherwise, can have a significant effect on the Company’s net interest income. The Company’s assets and liabilities may react differently to changes in overall market rates or conditions because there may be mismatches between the repricing or maturity characteristics of the assets and liabilities.

The Company’s profitability depends significantly on local economic conditions.

The Company’s success depends primarily on the general economic conditions of the geographic markets in which it operates. Unlike larger banks that are more geographically diversified, the Company provides banking and financial services to customers primarily in Houston, Dallas, Austin, Corpus Christi and surrounding areas and in the south and southeast areas of Texas. The local economic conditions in these areas have a significant impact on the Company’s commercial, real estate and construction loans, the ability of its borrowers to repay their loans and the value of the collateral securing these loans. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic calamities, unemployment or other factors could impact these local economic conditions and negatively affect the Company’s financial results.

The Company’s allowance for credit losses may not be sufficient to cover actual credit losses, which could adversely affect its earnings.

As a lender, the Company is exposed to the risk that its loan customers may not repay their loans according to the terms of these loans and the collateral securing the payment of these loans may be insufficient to fully compensate the Company for the outstanding balance of the loan plus the costs to dispose of the collateral. The Company may experience significant loan losses which could have a material adverse effect on its operating results and financial condition. Management makes various assumptions and judgments about the collectibility of the Company’s loan portfolio, including the diversification by industry of its commercial loan portfolio, the amount of nonperforming loans and related collateral, the volume, growth and composition of its loan portfolio, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers and the evaluation of its loan portfolio through its internal loan review process and other relevant factors.

The Company maintains an allowance for credit losses in an attempt to cover credit losses inherent in its loan portfolio. Additional credit losses will likely occur in the future and may occur at a rate greater than the Company has experienced to date. In determining the size of the allowance, the Company relies on an analysis of its loan portfolio, its experience and its evaluation of general economic conditions. If the Company’s assumptions prove to be incorrect, its current allowance may not be sufficient and adjustments may be necessary to allow for different economic conditions or adverse developments in its loan portfolio. Material additions to the allowance would materially decrease net income.

In addition, federal and state regulators periodically review the Company’s allowance for credit losses and may require the Company to increase its provision for credit losses or recognize further charge-offs, based on judgments different than those of the Company’s management. Any increase in the Company’s allowance for credit losses or charge-offs as required by these regulatory agencies could have a material adverse effect on the Company’s operating results and financial condition.

The Company’s small to medium-sized business target market may have fewer financial resources to weather a downturn in the economy.

The Company targets its business development and marketing strategy primarily to serve the banking and financial services needs of small to medium-sized businesses. These small to medium-sized businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities. If general economic conditions negatively impact the southeast Texas area or the other markets in which the Company operates, the Company’s results of operations and financial condition may be negatively affected.

An interruption in or breach in security of the Company’s information systems may result in a loss of customer business.

The Company relies heavily on communications and information systems to conduct its business. Any failure or interruption or breach in security of these systems could result in failures or disruptions in the Company’s customer relationship management, general ledger, deposits, servicing or loan origination systems. Such interruptions may occur and may not be adequately addressed by the Company. The occurrence of any failures or interruptions could result in a loss of customer business and have a negative effect on the Company’s results of operations and financial condition.

The business of the Company is dependent on technology and its inability to invest in technological improvements may adversely affect its results of operations and financial condition.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. The Company’s future success will depend in part upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands for convenience as well as create additional efficiencies in our operations. Many of the Company’s competitors have substantially greater resources to invest in technological improvements. The Company may not be able to effectively implement new technology driven products and services or be successful in marketing these products and services to its customers which may negatively affect the Company’s results of operations and financial condition.

The Company operates in a highly regulated environment and, as a result, is subject to extensive regulation and supervision that could adversely affect its financial performance, and the Company may be adversely affected by changes in federal and local laws and regulations.

The Company is subject to extensive regulation, supervision and examination by federal and state banking authorities. Any change in applicable regulations or federal or state legislation could have a substantial impact on the Company, its subsidiary bank, and their respective operations. Additional legislation and regulations may be enacted or adopted in the future that could significantly affect the Company’s powers, authority and operations, or the powers, authority and operations of the Bank, which could have a material adverse effect on the Company’s financial condition and results of operations. Further, regulators have significant discretion and power to prevent or remedy unsafe or unsound practices or violations of laws by banks and bank holding companies in the performance of their supervisory and enforcement duties. The exercise of this regulatory discretion and power may have a negative impact on the Company.

Risks Associated with the Company’s Common Stock

The Company’s corporate organizational documents and the provisions of Texas law to which it is subject may delay or prevent a change in control of the Company that you may favor.

The Company’s amended and restated articles of incorporation and amended and restated bylaws contain various provisions which may delay, discourage or prevent an attempted acquisition or change of control of the Company. These provisions include:

•	a board of directors classified into three classes of directors with the directors, of each class having staggered, three year terms;

•

a provision that any special meeting of the Company’s shareholders may be called only by the chairman of the board, the president and chief executive officer, a majority of the board of directors or the holders of at least 50% of the Company’s shares entitled to vote at the meeting;

•

a provision establishing certain advance notice procedures for nomination of candidates for election as directors and for shareholder proposals to be considered at an annual or special meeting of shareholders; and

•	a provision that denies shareholders the right to amend the Company’s bylaws.

The Company’s articles of incorporation provide for noncumulative voting for directors and authorize the board of directors to issue shares of its preferred stock without shareholder approval and upon such terms as the board of directors may determine. The issuance of the Company’s preferred stock could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring, a controlling interest in the Company. In addition, certain provisions of Texas law, including a provision which restricts certain business combinations between a Texas corporation and certain affiliated shareholders, may delay, discourage or prevent an attempted acquisition or change in control of the Company.

The holders of the Company’s junior subordinated debentures have rights that are senior to those of the Company’s shareholders.

As of December 31, 2005, the Company had $75.8 million in junior subordinated debentures outstanding that were issued to the Company’s subsidiary trusts. The subsidiary trusts purchased the junior subordinated debentures from the Company using the proceeds from the sale of trust preferred securities to third party investors. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by the Company to the extent not paid or made by each trust, provided the trust has funds available for such obligations.

The junior subordinated debentures are senior to the Company’s shares of Common Stock. As a result, the Company must make payments on the junior subordinated debentures (and the related trust preferred securities)

before any dividends can be paid on its Common Stock and, in the event of the Company’s bankruptcy, dissolution or liquidation, the holders of the debentures must be satisfied before any distributions can be made to the holders of the Common Stock. The Company had the right to defer distributions on the junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid to holders of the Company’s Common Stock.

Risks Related to the Company’s Acquisition of SNB Bancshares, Inc.

There may be undiscovered risks or losses associated with the SNB Bancshares acquisition.

As a result of the pending acquisition of SNB Bancshares, Inc., the Company will acquire all of the assets and liabilities of SNB Bancshares, including, without limitation, its loan portfolio. The Company has not previously owned or operated SNB Bancshares and it does not have any detailed working experience related to its business and operations. There may be instances when the Company, under its normal operating procedures, may find after the acquisition, that there may be additional losses or undisclosed liabilities with respect to the assets and liabilities of SNB Bancshares, and, with respect to its loan portfolio, that the ability of a borrower to repay a loan may have become impaired, the quality of the value of the collateral securing a loan may fall below the Company’s standards or the allowance for credit losses may not be adequate. One or more of these factors might cause the Company to have additional losses or liabilities, additional loan charge-offs or increases in allowances for credit losses, which could have a negative impact upon its future income.

The Company may not be able to successfully consummate the acquisition of SNB Bancshares. Even if the acquisition is consummated, the Company may not be able to integrate SNB Bancshares’ operations with its business efficiently.

While the Company has entered into a definitive agreement to acquire all of the capital stock of SNB Bancshares, there are a number of conditions to completing the acquisition, and there can be no assurance that those conditions will be satisfied. Even if the acquisition is consummated, it will create risks associated with the integration of SNB Bancshares’ operations with the Company’s, including, without limitation, the loss of key employees and customers, the disruption of ongoing businesses and possible inconsistencies in standards, controls and procedures.

The Company may not realize the benefits from the SNB Bancshares acquisition that it anticipates, or it may not be able to integrate SNB Bancshares’ operations successfully. If the Company fails to integrate the operations of SNB Bancshares efficiently, it could have a material adverse effect on the Company’s business, financial condition, results of operation and future prospects.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2005, the Company conducted business at 85 full-service banking centers. The Company’s headquarters are located at Prosperity Bank Plaza, 4295 San Felipe, in the Galleria area in Houston, Texas. The Company owns all of the buildings in which its banking centers are located other than those listed below. The expiration dates of the leases for the banking centers listed below do not include optional renewal periods which may be available.

Banking Center	Expiration Date of Lease
Houston CMSA:
Bellaire	October 2007
City West	January 2009
Copperfield	July 2006
Downtown	October 2012
Fairfield	May 2008
Galveston	November 2010
Gladebrook	October 2010
Heights	January 2008
Holcombe	July 2009
Medical Center	March 2010
Midtown	January 2007
Post Oak	June 2007
River Oaks	December 2009
Waugh Drive	February 2011
Westheimer	May 2011
South Texas Area:
Gonzales	November 2006
Dallas, Texas Area:
Abrams Centre	December 2008
Preston Road	September 2013
Corpus Christi, Texas Area:
Airline	August 2008
Alameda	March 2008
Aransas Pass	March 2011
Carmel	January 2009
Port Aransas	February 2007
Portland	December 2006
Waterstreet	November 2015
Woodlawn	April 2007
Austin, Texas Area:
Congress	August 2014
Congress Drive-thru	April 2009
Oak Hill	May 2007
Riverside	July 2018
East Texas Area:
None

The following table sets forth specific information on each of the Company’s geographical market areas:

Geographical Area	Number of Banking Centers	Deposits at December 31, 2005
		(Dollars in thousands)
Houston CMSA	33	$1,176,639
South Texas area	17	784,807
Dallas, Texas area	11	372,439
Corpus Christi, Texas area	16	330,477
Austin, Texas area	6	208,625
East Texas area	2	47,331

Total	85	$2,920,318

ITEM 3. LEGAL PROCEEDINGS

Neither the Company nor the Bank is currently a party to any material legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of 2005.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock began trading on November 12, 1998 and is listed on the Nasdaq National Market System under the symbol “PRSP”. Prior to that date, the Common Stock was privately held and not listed on any public exchange or actively traded. As of March 1, 2006, there were 27,864,894 shares outstanding and 876 shareholders of record. The number of beneficial owners is unknown to the Company at this time.

The following table presents the high and low intra-day sales prices for the Common Stock as reported on the Nasdaq National Market during the two years ended December 31, 2005:

2005	High	Low
Fourth Quarter	$32.12	$27.97
Third Quarter	31.45	28.14
Second Quarter	28.97	25.05
First Quarter	29.32	25.50

2004	High	Low
Fourth Quarter	$29.53	$26.09
Third Quarter	27.75	23.23
Second Quarter	24.60	21.89
First Quarter	25.15	22.30

Dividends

Holders of Common Stock are entitled to receive dividends when, as and if declared by the Company’s Board of Directors out of funds legally available therefor. While the Company has declared dividends on its Common Stock since 1994, and paid quarterly dividends aggregating $0.3475 per share in 2005 and $0.3075 per share in 2004, there is no assurance that the Company will continue to pay dividends in the future. Future dividends on the Common Stock will depend upon the Company’s earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, the Company’s ability to service any equity or debt obligations senior to the Common Stock and other factors deemed relevant by the board of directors of the Company.

As a holding company, the Company is ultimately dependent upon its subsidiaries to provide funding for its operating expenses, debt service and dividends. Various banking laws applicable to the Bank limit the payment of dividends and other distributions by the Bank to the Company, and may therefore limit the Company’s ability to pay dividends on its Common Stock. If required payments on the Company’s outstanding junior subordinated debentures held by its unconsolidated subsidiary trusts are not made or suspended, the Company will be prohibited from paying dividends on its Common Stock. Regulatory authorities could impose administratively stricter limitations on the ability of the Bank to pay dividends to the Company if such limits were deemed appropriate to preserve certain capital adequacy requirements.

The cash dividends declared per share by quarter (and paid on the first business day of the subsequent quarter) for the Company’s last two fiscal years were as follows:

	2005	2004
Fourth quarter	$0.1000	$0.0825
Third quarter	0.0825	0.0750
Second quarter	0.0825	0.0750
First quarter	0.0825	0.0750

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2005, the Company had outstanding stock options granted under three stock option plans, all of which were approved by the Company’s shareholders. As of such date, the Company also had outstanding stock options granted under stock option plans that it assumed in connection with various acquisition transactions. The following table provides information as of December 31, 2005 regarding the Company’s equity compensation plans under which the Company’s equity securities are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,168,667	(1)	$21.58	1,236,083
Equity compensation plans not approved by security holders	—		—	—

Total	1,168,667		$21.58	1,236,083

(1)

Includes (a) 4,240 shares which may be issued upon exercise of options outstanding assumed by the Company in connection with the acquisition of Paradigm Bancorporation, Inc. at a weighted average exercise price of $11.50, (b) 31,127 shares which may be issued upon exercise of options outstanding assumed by the Company in connection with the acquisition of MainBancorp, Inc. at a weighted average exercise price of $16.26 and (c) 207,800 shares which may be issued upon exercise of options outstanding assumed by the Company in connection with the acquisition of First Capital Bankers, Inc. at a weighted average exercise price of $18.38.

Issuer Purchases of Equity Securities

None.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data for, and as of the end of, each of the years in the five-year period ended December 31, 2005 are derived from and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto. The historical consolidated financial data of the Company has been restated to include the accounts and operations of Commercial Bancshares, Inc. for all periods prior to February 23, 2001. All per share data for 2002 and 2001 has been restated to give effect to the two-for-one stock split effective May 31, 2002.

	As of and for the Years Ended December 31,
	2005(1)		2004	2003	2002	2001
	(Dollars in thousands, except per share data)
Income Statement Data:
Interest income	$162,123		$111,756	$90,845	$80,742	$76,520
Interest expense	51,226		29,789	26,346	28,101	37,410

Net interest income	110,897		81,967	64,499	52,641	39,110
Provision for credit losses	480		880	483	1,010	700

Net interest income after provision for credit losses	110,417		81,087	64,016	51,631	38,410
Noninterest income	30,021		23,071	16,966	11,594	8,635
Noninterest expense	68,957		51,707	42,021	32,349	28,715	(2)

Income before taxes	71,481		52,451	38,961	30,876	18,330	(2)
Provision for income taxes	23,621		17,744	12,413	9,555	5,372	(2)

Net income	$47,860		$34,707	$26,548	$21,321	$12,958	(2)

Per Share Data(3):
Basic earnings per share	$1.79		$1.61	$1.38	$1.25	$0.80	(4)
Diluted earnings per share	1.77		1.59	1.36	1.22	0.79	(4)
Book value per share	16.69		12.32	10.49	8.19	5.47
Cash dividends declared.	0.35		0.31	0.25	0.22	0.195
Dividend payout ratio	20.11%		19.22%	18.29%	18.13%	24.39%
Weighted average shares outstanding (basic) (in thousands).	26,706		21,534	19,225	17,122	16,172
Weighted average shares outstanding (diluted) (in thousands).	27,024		21,804	19,536	17,442	16,498
Shares outstanding at end of period (in thousands).	27,821		22,381	20,930	18,896	16,210

Balance Sheet Data (at period end):
Total assets	$3,585,982		$2,697,228	$2,400,487	$1,823,286	$1,263,169
Securities	1,572,602		1,302,792	1,376,880	950,317	752,322
Loans	1,542,125		1,035,513	770,053	679,559	424,400
Allowance for credit losses	17,203		13,105	10,345	9,580	5,985
Total goodwill and intangibles	284,425		164,672	124,755	72,410	22,641
Total deposits	2,920,318		2,317,076	2,083,748	1,586,611	1,123,397
Borrowings and notes payable.	102,389		38,174	30,936	37,939	18,080
Total shareholders’ equity	464,717		275,647	219,588	154,739	88,725
Junior subordinated debentures	75,775	(5)	47,424	59,804	34,030	27,844

Average Balance Sheet Data:
Total assets	$3,361,617		$2,543,088	$2,006,869	$1,470,758	$1,191,783
Securities	1,471,067		1,383,790	1,108,153	818,362	666,241
Loans	1,435,376		871,736	697,235	524,885	419,553
Allowance for credit losses	16,334		11,454	9,525	7,350	5,586
Total goodwill and intangibles	253,703		139,405	81,485	38,531	22,807
Total deposits	2,791,813		2,189,695	1,749,045	1,300,884	1,061,195
Total shareholders’ equity	413,864		243,274	170,167	114,234	85,319
Junior subordinated debentures	69,869	(5)	59,288	39,400	29,648	19,468

(Table continued on next page)

	As of and for the Years Ended December 31,
	2005(1)	2004	2003	2002	2001
	(Dollars in thousands, except per share data)
Performance Ratios:
Return on average assets	1.42%	1.36%	1.32%	1.45%	1.09	%(6)
Return on average equity	11.56	14.27	15.60	18.66	15.19	(6)
Net interest margin (not tax equivalent)	3.76	3.56	3.52	3.86	3.50
Efficiency ratio(7)	48.91	49.23	51.58	50.36	60.14	(6)

Asset Quality Ratios(8):
Nonperforming assets to total loans and other real estate.	0.09%	0.17%	0.13%	0.38%	0.00%
Net charge-offs to average loans	0.03	0.06	0.23	0.08	0.06
Allowance for credit losses to total loans.	1.12	1.27	1. 34	1.41	1.41
Allowance for credit losses to nonperforming loans(9)	1,505.1	949.6	1,519.1	408.53	n/m	(10)

Capital Ratios(8):
Leverage ratio	7.83%	6.30%	7.10%	6.56%	7.57%
Average shareholders’ equity to average total assets	12.31	9.57	8.48	7.77	7.16
Tier 1 risk-based capital ratio.	15.34	13.56	15.82	14.10	18.34
Total risk-based capital ratio	16.37	14.67	16.90	15.30	19.52

(1)	The Company completed the acquisition of First Capital Bankers, Inc. on March 1, 2005 and Grapeland Bancshares, Inc. on December 1, 2005.
(2)	Certain income statement data for the year ended December 31, 2001 includes merger-related expenses of $2.4 million, net of tax, incurred in connection with the Commercial Bancshares merger.
(3)	Adjusted for a two-for-one stock split effective May 31, 2002.
(4)	Earnings per share amounts for the year ended December 31, 2001 include merger-related expenses of $2.4 million.
(5)

Consists of $15.5 million of junior subordinated debentures of Prosperity Statutory Trust II due July 31, 2031, $6.2 million of junior subordinated debentures of Paradigm Capital Trust II due February 20, 2031 (assumed by the Company on September 1, 2002), $12.9 million of junior subordinated debentures of Prosperity Statutory Trust III due September 17, 2033, $12.9 million of junior subordinated debentures of Prosperity Statutory Trust IV due December 30, 2033, $20.6 million of junior subordinated debentures of First Capital Statutory Trust I due March 26, 2032 (assumed by the Company on March 1, 2005) and $7.7 million of junior subordinated debentures of First Capital Statutory Trust II due September 26, 2032 (assumed by the Company on March 1, 2005).

(6)	Selected performance ratios for the year ended December 31, 2001 include merger-related expenses of $2.4 million.
(7)

Calculated by dividing total noninterest expense, excluding securities losses and credit loss provisions, by net interest income plus noninterest income, excluding securities gains. Additionally, taxes are not part of this calculation.

(8)	At period end, except for net charge-offs to average loans and average shareholders’ equity to average total assets, which is for periods ended at such dates.
(9)	Nonperforming loans consist of nonaccrual loans, loans contractually past due 90 days or more, restructured loans and any other loan management deems to be nonperforming.
(10)	Amount not meaningful. Nonperforming assets totaled $1,000 at December 31, 2001.

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

For the Years Ended December 31, 2005, 2004 and 2003

Overview

The Company generates the majority of its revenues from interest income on loans, service charges on customer accounts and income from investment in securities. The revenues are partially offset by interest expense paid on deposits and other borrowings and non-interest expenses such as administrative and occupancy expenses. Net interest income is the difference between interest income on earning assets such as loans and securities and interest expense on liabilities such as deposits and borrowings which are used to fund those assets. Interest income is the Company’s largest source of revenue, representing 57.7% of total revenue during 2005. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and margin. The Company has recognized increased net interest income due primarily to an increase in the volume of interest-earning assets.

Three principal components of the Company’s growth strategy are internal growth, stringent cost control practices and strategic merger transactions. The Company focuses on continual internal growth. Each banking center is operated as a separate profit center, maintaining separate data with respect to its net interest income, efficiency ratio, deposit growth, loan growth and overall profitability. Banking center presidents and managers are accountable for performance in these areas and compensated accordingly. The Company also focuses on maintaining stringent cost control practices and policies. The Company has invested significantly in the infrastructure required to centralize many of its critical operations, such as data processing and loan processing. Management believes that this centralized infrastructure can accommodate substantial additional growth while enabling the Company to minimize operational costs through certain economies of scale. The Company also intends to continue to seek expansion opportunities. During 2003, eleven banking centers were acquired in the Dallas/Fort Worth area. The acquisitions of Abrams and Dallas Bancshares were completed in May and June 2003, respectively, adding three banking centers in Dallas. The mergers with MainBancorp and FSBNT were completed in November and December 2003, respectively, adding an additional eight banking centers in Dallas. As a part of these acquisitions, two of the acquired banking centers were combined into existing banking centers nearby bringing the total to nine banking centers added in 2003. During 2004, seven banking centers were acquired in the Austin, Texas area, one of which was subsequently closed and consolidated into an existing banking center of the Company. The acquisitions of both Liberty Bancshares, Inc. (the “Liberty acquisition”) and Village Bank and Trust s.s.b. (the “Village acquisition”) were completed on August 1, 2004. During 2005, twenty seven (27) banking centers were acquired in the First Capital acquisition on March 1, 2005 and two (2) additional banking centers were acquired in the Grapeland acquisition on December 1, 2005.

Net income was $47.9 million, $34.7 million and $26.5 million for the years ended December 31, 2005, 2004 and 2003, respectively, and diluted earnings per share were $1.77, $1.59 and $1.36, respectively, for these same periods. Earnings growth during both 2005 and 2004 resulted principally from an increase in loan volume and acquisitions, including the Liberty and Village acquisitions in August 2004 and the First Capital acquisition in March 2005. Earnings growth during both 2004 and 2003 also resulted principally from an increase in loan volume and acquisitions, including the Abrams, Dallas Bancshares, MainBancorp, FSBNT, Liberty and Village acquisitions. The Company posted returns on average assets of 1.42%, 1.36% and 1.32% and returns on average equity of 11.56%, 14.27% and 15.60% for the years ended December 31, 2005, 2004 and 2003, respectively. The Company’s efficiency ratio was 48.91% in 2005, 49.23% in 2004 and 51.58% in 2003.

Total assets at December 31, 2005 and 2004 were $3.586 billion and $2.697 billion, respectively. Total deposits at December 31, 2005 and 2004 were $2.920 billion and $2.317 billion, respectively, with deposit growth in each period resulting from acquisitions and internal growth. Total loans were $1.542 billion at December 31, 2005, an increase of $506.6 million or 48.9% compared with $1.036 billion at December 31, 2004. At December 31, 2005, the Company had $1.1 million in nonperforming loans and its allowance for credit losses was $17.2 million. Shareholders’ equity was $464.7 million and $275.6 million at December 31, 2005 and 2004, respectively.

Critical Accounting Policies

The Company’s significant accounting policies are integral to understanding the results reported. The Company’s accounting policies are described in detail in Note 1 to the consolidated financial statements. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity:

Allowance for Credit Losses—The allowance for credit losses is a reserve established through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses which it believes is adequate for estimated losses in the Company’s loan portfolio. Based on an evaluation of the loan portfolio, management presents a monthly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. In making its evaluation, management considers factors such as historical loan loss experience, industry diversification of the Company’s commercial loan portfolio, the amount of nonperforming assets and related collateral, the volume, growth and composition of the Company’s loan portfolio, current economic changes that may affect the borrower’s ability to pay and the value of collateral, the evaluation of the Company’s loan portfolio through its internal loan review process and other relevant factors. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. Charge-offs occur when loans are deemed to be uncollectible. The allowance for credit losses includes allowance allocations calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS 118, and allowance allocations determined in accordance with SFAS No. 5, Accounting for Contingencies.

Goodwill—Goodwill and intangible assets that have indefinite useful lives are subject to at least an annual impairment test and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of each of the Company’s reporting units compared with its carrying value. If the carrying amount exceeds the fair value of a reporting unit, a second step test is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment. Intangible assets that are not amortized will be tested for impairment at least annually by comparing the fair values of those assets to their carrying values. Other identifiable intangible assets that are subject to amortization are amortized on an accelerated basis over the years expected to be benefited, which the Company believes is 8 years. These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value to carrying value. Based on the Company’s annual goodwill impairment test as of September 30, 2005, management does not believe any of its goodwill is impaired as of December 31, 2005. While the Company believes no impairment existed at December 31, 2005 under accounting standards applicable at that date, different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation and financial condition or future results of operations.

Stock-based Compensation—The Company adopted the provisions of SFAS No. 123R “Share-Based Payment (Revised 2004),” on January 1, 2006. The Company had previously adopted SFAS No. 123 on January 1, 2003. Among other things, SFAS No. 123R eliminates the ability to account for stock-based compensation using the intrinsic value based method of accounting and requires that such transactions be recognized as compensation expense in the income statement based on their fair values on the date of the grant. SFAS No. 123R requires that management make assumptions including stock price volatility and employee turnover that are utilized to measure compensation expense. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions.

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

The Company adopted FIN 46R, “Consolidation of Variable Interest Entities” on January 1, 2004. FIN 46R requires that Prosperity Statutory Trust II, Prosperity Statutory Trust III, Prosperity Statutory Trust IV, Paradigm Capital Trust II (fully redeemed on February 28, 2006), First Capital Statutory Trust I and First Capital Statutory Trust II be deconsolidated from the consolidated financial statements. Accordingly, the trust preferred securities issued by each of the foregoing trusts are no longer shown in the consolidated financial statements. Instead, the junior subordinated debentures issued by the Company to each of these trusts are shown as liabilities in the consolidated balance sheets and interest expense associated with such junior subordinated debentures is shown as interest expense in the consolidated statements of income. The dividend expense associated with the trust preferred securities for the year ended December 31, 2003 was previously shown as noninterest expense. Prior period data has been restated to reflect the adoption of FIN 46R.

2005 versus 2004. Net interest income before the provision for credit losses for the year ended December 31, 2005 was $110.9 million compared with $82.0 million for the year ended December 31, 2004, an increase of $28.9 million or 35.3%. The improvement in net interest income for 2005 was principally due to an increase in average interest-earning assets to $2.949 billion at December 31, 2005 from $2.302 billion at December 31 2004, an increase of $647.7 million or 28.1%. The increase in average interest-earning assets was primarily due to the First Capital acquisition. The improvement in net interest income for 2005 was also partially due to an increase in the yield on interest-earning assets that was greater than the increase in the rate paid on interest-bearing liabilities. Total cost of interest-bearing liabilities increased 57 basis points from 1.64% for the year ended December 31, 2004 to 2.21% for the year ended December 31, 2005, while total yield on interest-earning assets increased 64 basis points from 4.86% at December 31, 2004 to 5.50% at December 31, 2005. At December 31, 2005, period end demand deposits represented an important component of funding sources and was 23.1% of total period end deposits compared with 22.4% at December 31, 2004.

Net interest margin (not on a tax equivalent basis), defined as net interest income divided by average interest-earning assets, for 2005 was 3.76%, up 20 basis points from 3.56% in 2004. The increase in the net interest margin was primarily attributable to an increase in interest-earning assets.

2004 versus 2003. Net interest income before the provision for credit losses for the year ended December 31, 2004 was $82.0 million compared with $64.5 million for the year ended December 31, 2003, an increase of $17.5 million or 27.1%. The improvement in net interest income for 2004 was principally due to an increase in average interest-earning assets to $2.302 billion at December 31, 2004 from $1.830 billion at December 31 2003, an increase of $471.3 million or 25.8%. The improvement in net interest income for 2004 was also partially due to a decrease in the rate paid on interest-bearing liabilities that was greater than the decrease in the yield on interest-earning assets. Total cost of interest-bearing liabilities decreased 15 basis points from 1.79% for the year ended December 31, 2003 to 1.64% for the year ended December 31, 2004 while total yield on interest-earning assets decreased 10 basis points from 4.96% at December 31, 2003 to 4.86% at December 31, 2004. At December 31, 2004, period end demand deposits averaged 22.4% of total period end deposits in 2004 compared with 22.4% in 2003.

Net interest margin (not on a tax equivalent basis) for 2004 was 3.56%, up four basis points from 3.52% in 2003. The increase in the net interest margin was primarily attributable to an increase in interest-earning assets.

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

	Years Ended December 31,
	2005			2004			2003
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans held for investment	$1,435,376	$99,958	6.96%	$871,736	$55,779	6.40%	$697,235	$46,686	6.70%
Securities(1)	1,471,067	60,866	4.14	1,383,790	55,241	3.99	1,108,153	43,911	3.96
Federal funds sold and other temporary investments	42,859	1,299	3.03	46,121	736	1.60	24,976	248	0.99

Total interest-earning assets.	2,949,302	162,123	5.50%	2,301,647	111,756	4.86%	1,830,364	90,845	4.96%

Less allowance for credit losses	(16,334)			(11,454)			(9,525)

Total interest-earning assets, net of allowance.	2,932,968			2,290,193			1,820,839
Noninterest-earning assets	428,649			252,895			186,030

Total assets	$3,361,617			$2,543,088			$2,006,869

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$477,199	$4,666	0.98%	$485,557	$5,027	1.04%	$371,801	$4,187	1.13%
Savings and money market accounts.	696,237	10,683	1.53	495,330	4,002	0.81	406,333	3,502	0.86
Certificates of deposit.	1,009,147	28,294	2.80	735,095	15,557	2.12	616,353	14,944	2.42
Junior subordinated debentures	69,869	4,895	7.00	59,288	4,046	6.82	39,400	2,630	6.68
Securities sold under repurchase agreements	29,850	768	2.57	19,522	232	1.19	11,053	134	1.21
Other borrowings	40,794	1,920	4.71	20,597	925	4.49	27,771	949	3.42

Total interest-bearing liabilities	2,323,096	51,226	2.21%	1,815,389	29,789	1.64%	1,472,711	26,346	1.79%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	609,230			473,713			354,558
Other liabilities.	15,427			10,712			9,433

Total liabilities.	2,947,753			2,299,814			1, 836,702

Shareholders’ equity	413,864			243,274			170,167

Total liabilities and shareholders’ equity.	$3,361,617			$2,543,088			$2,006,869

Net interest rate spread			3.29%			3.21%			3.17%

Net interest income and margin(2)		$110,897	3.76%		$81,967	3.56%		$64,499	3.52%

Net interest income and margin (tax-equivalent basis)(3)		$112,262	3.81%		$83,631	3.63%		$66,612	3.64%

(1)	Yield is based on amortized cost and does not include any component of unrealized gains or losses.
(2)	The net interest margin is equal to net interest income divided by average interest-earning assets.
(3)

In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35% for the years ended December 31, 2005, 2004 and 2003 and other applicable effective tax rates.

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

	Years Ended December 31,
	2005 vs. 2004			2004 vs. 2003
	Increase (Decrease) Due to Change in		Total	Increase (Decrease) Due to Change in		Total
	Volume	Rate		Volume	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans held for investment	$36,065	$8,114	$44,179	$11,684	$(2,591)	$9,093
Securities	3,484	2,141	5,625	10,922	408	11,330
Federal funds sold and other temporary investments	(52)	615	563	210	278	488

Total increase (decrease) in interest income	39,497	10,870	50,367	22,816	(1,905)	20,911

Interest-bearing liabilities:
Interest-bearing demand deposits	(87)	(274)	(361)	1,281	(441)	840
Savings and money market accounts.	1,623	5,058	6,681	767	(267)	500
Certificates of deposit	5,800	6,937	12,737	2,879	(2,266)	613
Junior subordinated debentures	722	127	849	1,328	88	1,416
Securities sold under repurchase agreements	123	413	536	103	(5)	98
Other borrowings.	907	88	995	(245)	221	(24)

Total increase (decrease) in interest expense	9,088	12,349	21,437	6,112	(2,669)	3,443

Increase (decrease) in net interest income	$30,409	$(1,479)	$28,930	$16,703	$765	$17,468

Provision for Credit Losses

The Company’s provision for credit losses is established through charges to income in the form of the provision in order to bring the Company’s allowance for credit losses to a level deemed appropriate by management based on the factors discussed under Financial Condition—Allowance for Credit Losses. The allowance for credit losses at December 31, 2005 was $17.2 million, representing 1.12% of outstanding loans. The provision for credit losses for the year ended December 31, 2005 was $480,000 compared with $880,000 for the year ended December 31, 2004. In 2004, an additional $400,000 provision for credit losses was made in anticipation of increased charge-offs related to loans acquired in merger transactions that year. Net charge-offs for the year ended December 31, 2005 were $410,000 compared with $485,000 in net charge-offs for the year ended December 31, 2004. The provision for credit losses for the year ended December 31, 2004 was $880,000 compared with $483,000 for the year ended December 31, 2003. Net charge-offs for the year ended December 31, 2003 were $1.6 million.

Noninterest Income

The Company’s primary sources of recurring noninterest income are service charges on deposit accounts and other banking service related fees. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method. Banking related service fees include check cashing fees, official check fees, safe deposit box rent and currency handling fees. For the year ended December 31, 2005, noninterest income totaled $30.0 million, an increase of $7.0 million or 30.1% compared with $23.1 million in 2004. The increase was primarily due to an increase in insufficient funds charges and customer service charges which resulted from an increase in the number of accounts due to the Liberty and Village acquisitions in the third quarter of 2004 and the First Capital acquisition completed in March 2005. As of December 31, 2005, the two acquisitions in 2004 and the two acquisitions in 2005 added approximately 46,500 deposit accounts and over 11,500 debit cards. Noninterest income for 2004 was $23.1 million, an increase of $6.1 million or 36.0% compared with $17.0 million in 2003, resulting largely from an increase in service charges due to the additional deposit accounts from the MainBancorp and FSBNT acquisitions in the fourth quarter of 2003 and the Liberty and Village acquisitions completed in August 2004.

Brokered mortgage income increased $312,000 to $695,000 for the year ended December 31, 2005 compared with $383,000 for the year ended December 31, 2004. The increase was primarily due to additional mortgage loan originations resulting from the mortgage division of each of Liberty and Village that was acquired in August 2004 and a third mortgage division of First Capital that was acquired in March 2005.

Income from leased assets and bank owned life insurance increased $895,000 and $397,000 for the year ended December 31, 2005 compared with the year ended December 31, 2004, respectively. Both leased assets and bank owned life insurance were acquired in the First Capital acquisition. The expiration dates of the leased assets range from 2009 to 2011 and the related depreciation expense for the leased assets was $630,000 for the year ended December 31, 2005.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Years Ended December 31,
	2005	2004		2003
	(Dollars in thousands)
Service charges on deposit accounts.	$24,985	$20,215		$14,236
Banking related service fees	1,133	1,002		780
Brokered mortgage income	695	383		—
Trust and investment income	274	214		502
Income from leased assets	895	—		—
Bank Owned Life Insurance income (BOLI)	397	—		—
Gains on sales of assets (net)	72	315	(1)	379
Net (loss) gain on sale of securities	(79)	78		—
Gain on held for sale loans	173	74		—
Other noninterest income	1,476	790		1,069

Total noninterest income.	$30,021	$23,071		$16,966

(1)	Includes gains on the sale of TIB-The Independent BankersBank stock acquired in various acquisitions and a gain on the sale of real property acquired in the Paradigm acquisition.

Noninterest Expense

For the year ended December 31, 2005, noninterest expense totaled $69.0 million, an increase of $17.3 million or 33.4% compared with $51.7 million for the same period in 2004. This increase was principally due to increases in salaries and employee benefits, net occupancy and depreciation costs and core deposit intangibles amortization primarily as a result of the First Capital acquisition. For the year ended December 31, 2004, noninterest expense totaled $51.7 million, an increase of $9.7 million or 23.1% compared with $42.0 million for the same period in 2003. The increase was primarily attributable to the additional general operating costs associated with the acquisitions completed in 2004 and the full year effect of the acquisitions completed in 2003. These items and other changes in the various components of noninterest expense are discussed in more detail below.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Salaries and employee benefits(1)	$36,672	$27,860	$22,422
Non-staff expenses:
Net occupancy expense	6,663	4,814	4,492
Depreciation expense	4,462	2,843	2,535
Data processing	2,837	2,036	2,128
Regulatory assessments and FDIC insurance	548	524	427
Ad valorem and franchise taxes.	1,594	1,154	851
Core deposit intangibles amortization	3,912	1,781	818
Communications expense(2)	3,782	2,929	2,528
Other	8,487	7,766	5,820

Total noninterest expense.	$68,957	$51,707	$42,021

(1)	Salaries and employee benefits expense includes $619,000, $141,000 and $25,000 in 2005, 2004 and 2003 respectively, in compensation expense related to the granting of stock options.
(2)	Communications expense includes telephone, data circuits, postage and courier expenses.

Salaries and Employee Benefits. Salaries and employee benefits increased $8.8 million to $36.7 million at December 31, 2005 compared with $27.9 million at December 31, 2004 primarily due to increased staff added with the Liberty and Village acquisitions in August 2004 and the First Capital acquisition in March 2005. The number of associates employed by the Company increased from 653 at December 31, 2004 to 859 at December 31, 2005. Salaries and employee benefits increased $5.4 million from $22.4 million at December 31, 2003 to $27.9 million at December 31, 2004 primarily due to increased staff added with the MainBancorp and FSBNT acquisitions in fourth quarter 2003 and the Village and Liberty acquisitions in 2004 and also partially attributable to annual merit increases. The number of associates employed by the Company increased from 629 at December 31, 2003 to 653 at December 31, 2004. In accordance with the Company’s adoption of SFAS 123, salaries and employee benefits expense for the year ended December 31, 2005 includes $619,000 in compensation expense related to the granting of stock options compared with $141,000 and $25,000 recorded for the years ended December 31, 2004 and 2003, respectively.

Net Occupancy and Depreciation Expenses. Net occupancy expense increased $1.8 million or 38.4% to $6.7 million for the year ended December 31, 2005 compared with $4.8 million for the year ended December 31, 2004. Depreciation expense increased $1.6 million to $4.5 million compared with $2.8 million for the same periods. Both increases were primarily attributable to the addition of thirty-five (35) banking centers acquired in 2004 and 2005. Net occupancy expense increased $322,000 or 7.2% to $4.8 million for the year ended December 31, 2004 compared with $4.5 million for the year ended December 31, 2003. Depreciation expense increased $308,000 to $2.8 million compared with $2.5 million for the same periods. Both increases were primarily attributable to the addition of six banking centers associated with the acquisitions made in 2004 and an additional seven banking centers associated with the FSBNT and MainBancorp acquisitions in fourth quarter 2003.

Communications Expense. Communications expense includes telephone, data circuits, postage and courier expenses. Communications expense increased $853,000 or 29.1% from $2.9 million for the year December 31, 2004 to $3.8 million for the same period in 2005. The increase was primarily associated with the addition of thirty-five banking centers acquired in 2004 and 2005. Communications expense was $2.9 million for the year ended December 31, 2004 compared with $2.5 million for the same period in 2003, an increase of $401,000 or 15.9%. The increase was primarily attributable to the addition of six banking centers in 2004 and an additional seven banking centers associated with the FSBNT and MainBancorp acquisitions in fourth quarter 2003.

Core Deposit Intangibles Amortization. Core deposit intangibles amortization increased $2.1 million or 119.7% from $1.8 million for the year December 31, 2004 to $3.9 million for the same period in 2005. The increase was associated with the addition of $21.4 million in core deposit intangible assets related to the acquisitions made in 2004 and 2005. Core deposit intangibles amortization was $1.8 million for the year ended December 31, 2004 compared with $818,000 for the same period in 2003, an increase of $963,000 or 117.7%. The increase was attributable to the addition of $4.7 million in core deposit intangible assets related to the Abrams, Dallas Bancshares, MainBancorp and FSBNT acquisitions in 2003 and the Liberty and Village acquisitions completed in August 2004. Core deposit intangibles are being amortized on an accelerated basis over an eight year life.

Other Noninterest Expense. Other operating expenses increased $721,000 or 9.3% from $7.8 million at December 31, 2004 to $8.5 million for the year ended December 31, 2005. The increase was primarily attributable to additional operating expenses related to the First Capital acquisition made in 2005. Other operating expenses of $7.8 million for the year ended December 31, 2004 represented an increase of $1.9 million or 33.4% compared with $5.8 million in 2003. The increase was primarily attributable to increased advertising costs and the additional general operating costs associated with the acquisition of seven banking centers in 2004 and the Abrams, Dallas Bancshares, MainBancorp and FSBNT acquisitions in 2003.

Efficiency Ratio. The efficiency ratio is a supplemental financial measure utilized in management’s internal evaluation of the Company and is not defined under generally accepted accounting principles. The efficiency ratio is calculated by dividing total noninterest expense, excluding securities losses and credit loss provisions, by net interest income plus noninterest income, excluding securities gains. Taxes are not part of this calculation. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources. The Company’s efficiency ratio was 48.91% at December 31, 2005, a decrease from 49.23% at December 31, 2004. The decrease reflects the Company’s continued success in controlling operating expenses and the cost savings achieved with the First Capital acquisition in 2005. The Company’s efficiency ratio was 51.58% at December 31, 2003.

Income Taxes

The amount of federal income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of nondeductible interest expense and the amount of other nondeductible expenses. For the year ended December 31, 2005, income tax expense was $23.6 million compared with $17.7 million for the year ended December 31, 2004 and $12.4 million for the year ended December 31, 2003. The increases were primarily attributable to higher pretax net earnings which resulted from an increase in net interest income for the year ended December 31, 2005 compared with the same period in 2004 and 2003. The effective tax rate for the years ended December 31, 2005, 2004 and 2003 was 33.0%, 33.8% and 31.9%, respectively. The effective income tax rates differed from the U.S. statutory rate of 35% during the comparable periods primarily due to the effect of tax-exempt income from loans and securities.

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

Financial Condition

Loan Portfolio

At December 31, 2005, total loans were $1.542 billion, an increase of $506.6 million or 48.9% compared with $1.036 billion at December 31, 2004. The growth in loans was primarily attributable to the combined effect of internal growth and the First Capital and Grapeland acquisitions. At December 31, 2005, total loans at the banking centers acquired in 2005 totaled $440.6 million. At December 31, 2005, total loans were 52.8% of deposits and 43.0% of total assets. At December 31, 2004, total loans were 44.7% of deposits and 38.4% of total assets. Loans increased 34.5% during 2004 from $770.1 million at December 31, 2003 to $1.036 billion at December 31, 2004. The growth in loans was primarily attributable to internal growth and the 2004 acquisitions.

The following table summarizes the Company’s loan portfolio by type of loan as of the dates indicated:

	December 31,
	2005		2004		2003		2002		2001
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$222,773	14.4%	$144,432	13.9%	$93,989	12.2%	$93,797	13.8%	$46,986	11.1%
Real estate:
Construction and land development	206,653	13.4	109,591	10.6	36,470	4.7	52,377	7.7	20,963	4.9
1-4 family residential	313,184	20.3	260,453	25.2	237,055	30.8	206,586	30.4	175,253	41.3
Home equity	58,729	3.8	34,453	3.3	27,943	3.6	23,249	3.4	20,541	4.8
Commercial mortgages	566,356	36.7	369,151	35.6	260,882	33.9	183,970	27.1	78,446	18.5
Farmland	30,920	2.0	22,240	2.1	15,247	2.0	11,887	1.7	10,686	2.5
Multifamily residential	32,039	2.1	18,187	1.9	20,679	2.7	15,502	2.3	9,694	2.3
Agriculture	25,429	1.6	21,906	2.1	20,693	2.7	24,683	3.6	15,757	3.7
Consumer (net of unearned discount).	65,183	4.3	52,854	5.1	54,821	7.1	64,488	9.6	45,121	10.7
Other	20,859	1.4	2,246	0.2	2,274	0.3	3,020	0.4	953	0.2

Total loans.	$1,542,125	100.0%	$1,035,513	100.0%	$770,053	100.0%	$679,559	100.0%	$424,400	100.0%

The Company is focused on growing its construction and land development, commercial mortgage and commercial and industrial loan portfolios. The Company’s construction and land development loans grew from $109.6 million at December 31, 2004 to $206.7 million at December 31, 2005, an increase of $97.1 million or 88.6%. The Company’s commercial mortgages grew from $369.2 million at December 31, 2004 to $566.4 million at December 31, 2005, an increase of $197.2 million or 53.4%. The Company’s commercial and industrial loans grew from $144.4 million at December 31, 2004 to $222.8 million at December 31, 2005, an increase of $78.3 million or 54.2%. The Company offers a variety of commercial lending products including term loans and lines of credit. The Company offers a broad range of short to medium-term commercial loans, primarily collateralized, to businesses for working capital (including inventory and receivables), business expansion (including acquisitions of real estate and improvements) and the purchase of equipment and machinery. Historically, the Company has originated loans for its own account and has not securitized its loans. The purpose of a particular loan generally determines its structure. All loans in the 1-4 family residential category were originated by the Company.

All loans over $500,000 and below $2.5 million are evaluated and acted upon on a daily basis by two of the Company’s four loan concurrence officers. All loans above $2.5 million are evaluated and acted upon by an officers’ loan committee, which meets weekly. In addition to the officers’ loan committee evaluation, loans from $5.0 million to $10.0 million are evaluated and acted upon by the directors loan committee, which consists of three directors and meets as necessary. Loans over $10.0 million are evaluated and acted upon by the Bank’s board of directors either at a regularly scheduled monthly board meeting or by teleconference or written consent.

Commercial and Industrial Loans. In nearly all cases, the Company’s commercial loans are made in the Company’s market areas and are underwritten on the basis of the borrower’s ability to service the debt from income. As a general practice, the Company takes as collateral a lien on any available real estate, equipment or other assets owned by the borrower and obtains a personal guaranty of the borrower or principal. Working capital loans are primarily collateralized by short-term assets whereas term loans are primarily collateralized by long-term assets. In general, commercial loans involve more credit risk than residential mortgage loans and commercial mortgage loans and, therefore, usually yield a higher return. The increased risk in commercial loans is due to the type of collateral securing these loans. The increased risk also derives from the expectation that commercial loans generally will be serviced principally from the operations of the business, and those operations may not be successful. Historical trends have shown these types of loans to have higher delinquencies than mortgage loans. As a result of these additional complexities, variables and risks, commercial loans require more thorough underwriting and servicing than other types of loans.

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

The contractual maturity ranges of the commercial and industrial and construction and land development portfolios and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of December 31, 2005 are summarized in the following table:

	December 31, 2005
	One Year or Less	After One Through Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial and industrial	$98,823	$101,891	$22,059	$222,773
Construction and land development	109,839	39,292	57,522	206,653

Total	$208,662	$141,183	$79,581	$429,426

Loans with a predetermined interest rate.	$42,989	$52,713	$24,154	$119,856
Loans with a floating interest rate.	165,673	88,470	55,427	309,570

Total	$208,662	$141,183	$79,581	$429,426

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

The Company’s conservative lending approach has resulted in strong asset quality. The Company had $1.4 million in nonperforming assets at December 31, 2005 compared with $1.7 million at December 31, 2004 and $967,000 at December 31, 2003. Interest foregone on nonaccrual loans for the years ended December 31, 2005, 2004 and 2003 was $35,000, $54,000 and $38,000, respectively.

The following table presents information regarding past due loans and nonperforming assets at the dates indicated:

	December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Nonaccrual loans.	$355	$297	$2	$1,125	$1
Restructured loans.	—	—	—	—	—
Other nonperforming loans	—	—	—	1,100	—
Accruing loans 90 or more days past due	788	1,083	679	120	—

Total nonperforming loans	1,143	1,380	681	2,345	1
Repossessed assets	26	—	40	46	—
Other real estate	239	341	246	219	—

Total nonperforming assets	$1,408	$1,721	$967	$2,610	$1

Nonperforming assets to total loans and other real estate	0.09%	0.17%	0.13%	0.38%	0.00%

Allowance for Credit Losses

The following table presents, for the periods indicated, an analysis of the allowance for credit losses and other related data:

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Average loans outstanding	$1,435,376	$871,736	$697,235	$524,885	$419,553

Gross loans outstanding at end of period.	$1,542,125	$1,035,513	$770,053	$679,559	$424,400

Allowance for credit losses at beginning of period	$13,105	$10,345	$9,580	$5,985	$5,523
Balance acquired with the First Capital and Grapeland acquisitions in 2005, Liberty and Village acquisitions in 2004, Abrams, Dallas Bancshares, MainBancorp and FSBNT acquisitions in 2003, and Texas Guaranty, First State, Paradigm, FNB and Southwest acquisitions in 2002	4,028	2,365	1,900	2,981	—
Provision for credit losses	480	880	483	1,010	700
Charge-offs:
Commercial and industrial	(410)	(139)	(810)	(356)	(180)
Real estate and agriculture	(242)	(613)	(960)	(231)	(175)
Consumer.	(240)	(198)	(471)	(180)	(74)
Recoveries:
Commercial and industrial	188	239	159	111	15
Real estate and agriculture	184	65	198	175	121
Consumer.	110	161	266	85	55

Net charge-offs	(410)	(485)	(1,618)	(396)	(238)

Allowance for credit losses at end of period.	$17,203	$13,105	$10,345	$9,580	$5,985

Ratio of allowance to end of period loans	1.12%	1.27%	1.34%	1.41%	1.41%
Ratio of net charge-offs to average loans	0.03	0.06	0.23	0.08	0.06
Ratio of allowance to end of period nonperforming loans	1,505.1	949.6	1,519.1	408.5	n/m (1)

(1)	Amount not meaningful. Nonperforming loans totaled $1,000 at December 31, 2001.

The allowance for credit losses is a valuation established through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses which it believes is adequate for estimated losses in the Company’s loan portfolio. Based on an evaluation of the loan portfolio, management presents a monthly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. In making its evaluation, management considers factors such as historical loan loss experience, industry diversification of the Company’s commercial loan portfolio, the amount of nonperforming assets and related collateral, the volume, growth and composition of the Company’s loan portfolio, current economic changes that may affect the borrower’s ability to pay and the value of collateral, the evaluation of the Company’s loan portfolio through its internal loan review process and other relevant factors. Charge-offs occur when loans are deemed to be uncollectible.

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

Federal and state bank regulators also require that a bank maintain an allowance that is sufficient to absorb an estimated amount of unidentified potential losses based on management’s perception of economic conditions, loan portfolio growth, historical charge-off experience and exposure concentrations. In addition, as the Company has grown, its aggregate loan portfolio has increased and since the Company has made a decision to diversify its loan portfolio into areas other than 1-4 family residential mortgage loans, the risk profile of the Company’s loans has increased. By virtue of its increased capital levels, the Company is able to make larger loans, thereby increasing the possibility that one uncollectible loan would have a more severe adverse impact.

At December 31, 2005, the allowance for credit losses totaled $17.2 million, or 1.12% of total loans. At December 31, 2004, the allowance aggregated $13.1 million or 1.27% of total loans and at December 31, 2003, the allowance was $10.3 million, or 1.34% of total loans.

The following tables describe the allocation of the allowance for credit losses among various categories of loans and certain other information as of the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any segment of loans.

	December 31,
	2005		2004
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars in thousands)
Balance of allowance for credit losses applicable to:
Commercial and industrial	$636	14.4%	$274	13.9%
Real estate	923	78.4	503	78.7
Agriculture	28	1.6	12	2.1
Consumer and other.	53	5.6	26	5.3
Unallocated	15,563	—	12,290	—

Total allowance for credit losses.	$17,203	100.0%	$13,105	100.0%

	December 31,
	2003		2002		2001
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars in thousands)
Balance of allowance for credit losses applicable to:
Commercial and industrial	$253	12.2%	$559	13.8%	$357	11.1%
Real estate	957	77.7	397	72.6	553	74.3
Agriculture	35	2.7	42	3.6	11	3.7
Consumer and other.	34	7.4	71	10.0	10	10.9
Unallocated	9,066	—	8,781	—	5,054	—

Total allowance for credit losses.	$10,345	100.0%	$9,850	100.0%	$5,985	100.0%

The Company believes that the allowance for credit losses at December 31, 2005 is adequate to cover losses inherent in the portfolio as of such date. There can be no assurance, however, that the Company will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at December 31, 2005.

Securities

The Company uses its securities portfolio as a source of income, as a source of liquidity for cash requirements and to manage interest rate risk. At December 31, 2005, investment securities totaled $1.573 billion, an increase of $269.8 million or 20.7% compared with $1.303 million at December 31, 2004. The increase in securities was primarily due to the First Capital acquisition. Securities decreased to $1.303 billion at December 31, 2004 from $1.377 billion at December 31, 2003, a decrease of $74.1 million or 5.4%. At December 31, 2005, securities represented 43.9% of total assets compared with 48.3% of total assets at December 31, 2004.

The following table summarizes the amortized cost of securities as of the dates shown (available-for-sale securities are not adjusted for unrealized gains or losses):

	December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies.	$296,349	$30,726	$48,762	$97,098	$143,397
70% non-taxable preferred stock	24,000	24,000	44,015	44,029	24,058
States and political subdivisions	31,250	37,698	45,738	50,994	43,503
Corporate debt securities	8,550	10,491	15,619	25,338	22,712
Collateralized mortgage obligations	222,615	238,994	178,487	168,282	17,378
Mortgage-backed securities	987,088	957,354	1,032,861	552,515	492,940
Qualified Zone Academy Bond (QZAB)	8,000	8,000	8,000	8,000	8,000
Other	814	296	283	—	—

Total	$1,578,666	$1,307,559	$1,373,765	$946,256	$751,988

The following table summarizes the contractual maturity of securities and their weighted average yields as of December 31, 2005. Available-for-sale securities are shown at fair value and held-to-maturity securities are shown at amortized cost. Other securities are included in the corporate debt securities category. For purposes of the table below, tax-exempt states and political subdivisions are calculated on a tax equivalent basis. The QZAB bond is not calculated on a tax equivalent basis and it generates a tax credit of 7.18%, which is included in gross income.

	December 31, 2005
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$9,518	4.09%	$284,473	4.49%	$1,036	4.93%	$—	—%	$295,027	4.48%
70% non-taxable preferred stock	—	—	—	—	—	—	18,666	2.76	18,666	2.76
States and political subdivisions.	5,723	5.01	8,748	5.64	8,174	7.05	9,610	7.73	32,255	6.51
Corporate debt securities	4,826	5.46	3,038	6.20	1,500	7.38	—	—	9,364	6.01
Collateralized mortgage obligations.	—	—	913	3.67	18,728	4.63	202,984	4.25	222,626	4.28
Mortgage-backed securities	16	7.37	59,236	4.38	544,631	4.29	382,782	4.92	986,664	4.54
Qualified Zone Academy Bond (QZAB)	—	—	—	—	8,000	2.00	—	—	8,000	2.00

Total	$20,083	4.68%	$356,408	4.51%	$582,069	4.32%	$614,042	4.68%	$1,572,602	4.51%

The contractual maturity of mortgage-backed securities and collateralized mortgage obligations is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities monthly pay downs cause the average lives of the securities to be much different than their stated lives. The weighted average life of the Company’s complete portfolio is 3.5 years with an effective duration of 2.9 years at December 31, 2005. The 70% non-taxable preferred stock includes investments in Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac) preferred stock.

The Company does not own securities of any one issuer (other than the U.S. government and its agencies) for which aggregate adjusted cost exceeds 10% of the consolidated shareholders’ equity at December 31, 2005 and December 31, 2004.

The average yield of the securities portfolio was 4.14% in 2005 compared with 3.99% in 2004 and 3.96% in 2003. The 15 basis point increase in 2005 was primarily due to the Company reinvesting funds at higher rates in 2005 compared to 2004. The overall growth in the securities portfolio over the comparable periods was primarily funded by deposit growth.

The following table summarizes the carrying value by classification of securities as of the dates shown:

	December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Available-for-sale	$410,361	$177,683	$263,648	$309,219	$482,233
Held-to-maturity	1,162,241	1,125,109	1,113,232	641,098	270,089

Total	$1,572,602	$1,302,792	$1,376,880	$950,317	$752,322

The following tables present the amortized cost and fair value of securities classified as available-for-sale at December 31, 2005, 2004 and 2003:

	December 31, 2005				December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)				(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies.	$231,399	$430	$1,752	$230,077	$10,579	$2	$69	$10,512
70% non-taxable preferred stock	24,000	—	5,334	18,666	24,000	—	6,150	17,850
States and political subdivisions.	14,102	1,005	—	15,107	14,382	1,366	—	15,748
Collateralized mortgage obligations	8,096	45	34	8,107	13,143	76	35	13,184
Mortgage-backed securities	130,014	277	701	129,590	112,050	545	502	112,093
Qualified Zone Academy Bond (QZAB)	8,000	—	—	8,000	8,000	—	—	8,000
Other	814	—	—	814	296	—	—	296

Total.	$416,425	$1,757	$7,821	$410,361	$182,450	$1,989	$6,756	$177,683

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies.	$15,824	$247	$—	$16,071
70% non-taxable preferred stock	44,015	—	327	43,688
States and political subdivisions	15,141	1,798	—	16,939
Collateralized mortgage obligations	17,745	510	68	18,187
Mortgage-backed securities.	159,525	1,179	224	160,480
Qualified Zone Academy Bond (QZAB)	8,000	—	—	8,000
Other	283	—	—	283

Total.	$260,533	$3,734	$619	$263,648

The following tables present the amortized cost and fair value of securities classified as held-to-maturity at December 31, 2005, 2004 and 2003:

	December 31, 2005				December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)				(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies.	$64,950	$409	$564	$64,795	$20,147	$661	$6	$20,802
States and political subdivisions	17,148	173	31	17,290	23,317	510	15	23,812
Corporate debt securities	8,550	108	3	8,655	10,491	301	—	10,792
Collateralized mortgage obligations.	214,519	313	5,805	209,027	225,851	97	802	225,146
Mortgage-backed securities	857,074	721	21,868	835,927	845,303	3,559	4,914	843,948

Total	$1,162,241	$1,724	$28,271	$1,135,694	$1,125,109	$5,128	$5,737	$1,124,500

	December 31, 2003
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies.	$32,938	$1,591	$14	$34,515
States and political subdivisions	30,597	1,121	—	31,718
Corporate debt securities	15,619	743	—	16,362
Collateralized mortgage obligations	160,742	1,338	191	161,889
Mortgage-backed securities.	873,336	7,806	3,175	877,967

Total	$1,113,232	$12,599	$3,380	$1,122,451

Net unrealized losses on the available-for-sale securities were $6.1 million at December 31, 2005 compared with $4.8 million at December 31, 2004. Management believes that the unrealized losses in the Company’s securities portfolio at December 31, 2005 were primarily due to interest rate increases. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold such securities until a recovery of fair value, which may be at maturity, the Company does not consider such securities to be other-than-temporarily impaired at December 31, 2005.

Mortgage-backed securities are securities that have been developed by pooling a number of real estate mortgages and which are principally issued by federal agencies such as Government National Mortgage Association (“Ginnie Mae”), Fannie Mae and Freddie Mac. These securities are deemed to have high credit ratings, and minimum regular monthly cash flows of principal and interest are guaranteed by the issuing agencies.

Unlike U.S. Treasury and U.S. government agency securities, which have a lump sum payment at maturity, mortgage-backed securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. Mortgage-backed securities which are purchased at a premium will generally suffer decreasing net yields as interest rates drop because home owners tend to refinance their mortgages. Thus, the premium paid must be amortized over a shorter period. Therefore, these securities purchased at a discount will obtain higher net yields in a decreasing interest rate environment. As interest rates rise, the opposite will generally be true. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and consequently, the average life of this security will not be shortened. If interest rates begin to fall, prepayments will increase. At December 31, 2005, 38.8% of the mortgage-backed securities held by the Company had contractual final maturities of more than ten years with a weighted average life of 3.73 years.

Collateralized mortgage obligations (“CMOs”) are bonds that are backed by pools of mortgages. The pools can be Ginnie Mae, Fannie Mae or Freddie Mac pools or they can be private-label pools. CMOs are designed so that the mortgage collateral will generate a cash flow sufficient to provide for the timely repayment of the bonds. The mortgage collateral pool can be structured to accommodate various desired bond repayment schedules, provided that the collateral cash flow is adequate to meet scheduled bond payments. This is accomplished by dividing the bonds into classes to which payments on the underlying mortgage pools are allocated in different order. The bond’s cash flow, for example can be dedicated to one class of bondholders at a time, thereby increasing call protection to bondholders. In private-label CMOs, losses on underlying mortgages are directed to the most junior of all classes and then to the classes above in order of increasing seniority, which means that the senior classes have enough credit protection to be given the highest credit rating by the rating agencies.

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

Total deposits at December 31, 2005 were $2.920 billion, an increase of $603.2 million or 26.0% compared with $2.317 billion at December 31, 2004. The increase was primarily attributable to the First Capital and Grapeland acquisitions in 2005. As of December 31, 2005, the banking centers acquired in 2005 had approximately $621.2 million in total deposits. Noninterest-bearing deposits were $674.4 million at December 31, 2005, an increase of $156.0 million or 30.1% compared with $518.4 million at December 31, 2004. Noninterest-bearing deposits at December 31, 2004 were $518.4 million compared with $467.4 million at December 31, 2003. Interest-bearing deposits at December 31, 2005 were $2.25 billion, up $447.2 million or 24.9% from $1.80 billion at December 31, 2004. Interest-bearing deposits at December 31, 2004 of $1.80 billion represented a $182.4 million or 11.3% increase compared with $1.62 billion at December 31, 2003. Total deposits at December 31, 2003 were $2.08 billion. There were no major concentrations of deposits at December 31, 2005, 2004 or 2003.

The daily average balances and weighted average rates paid on deposits for each of the years ended December 31, 2005, 2004 and 2003 are presented below:

	Years Ended December 31,
	2005		2004		2003
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Interest-bearing checking	$477,199	0.98%	$485,557	1.04%	$371,801	1.13%
Regular savings	150,577	0.83	110,801	0.59	88,651	0.66
Money market savings	545,660	1.73	384,529	0.87	317,682	0.92
Time deposits	1,009,147	2.80	735,095	2.12	616,353	2.42

Total interest-bearing deposits	2,182,583	2.00	1,715,982	1.43	1,394,487	1.62
Noninterest-bearing deposits	609,230	—	473,713	—	354,558	—

Total deposits	$2,791,813	1.56%	$2,189,695	1.12%	$1,749,045	1.29%

The Company’s ratio of average noninterest-bearing deposits to average total deposits for the years ended December 31, 2005, 2004, and 2003 was 21.8%, 21.6%, and 20.3%, respectively.

The following table sets forth the amount of the Company’s certificates of deposit that are $100,000 or greater by time remaining until maturity:

December 31, 2005
(Dollars in thousands)
Three months or less	$188,658
Over three through six months.	80,731
Over six through 12 months	103,911
Over 12 months	116,245

Total	$489,545

Other Borrowings

The Company utilizes borrowings to supplement deposits to fund its lending and investment activities. Borrowings consist of funds from the Federal Home Loan Bank (“FHLB”) and correspondent banks. FHLB advances are considered short-term, overnight borrowings. At December 31, 2005, the Company had $55.4 million in FHLB borrowings which consisted of $38.4 million in long-term FHLB notes payable and $17.0 million in FHLB advances compared with $13.1 million in FHLB borrowings at December 31, 2004, all of which were long-term FHLB notes payable. The $42.3 million increase was primarily attributable to the acquisition of $2.6 million in FHLB long-term notes payable from the Village acquisition, $30.6 million in FHLB long-term notes payable acquired from the First Capital acquisition and FHLB advances of $17.0 million, partially offset by normal pay downs on the remaining notes. The weighted average interest rate paid on the FHLB advances at period end was 4.4%. The maturity dates on the FHLB notes payable range from the years 2006 to 2028 and have interest rates ranging from 2.79% to 8.80%. The highest outstanding balance of FHLB advances during 2005 was $39.0 million compared with $50.0 million during 2004. The Company had no federal funds purchased at December 31, 2005 or 2004.

At December 31, 2005, the Company had $47.0 million in securities sold under repurchase agreements compared with $25.1 million at December 31, 2004, an increase of $21.9 million or 87.5%. The increase was primarily attributable to customers maintaining higher balances.

At December 31, 2005, the Company had six issues of junior subordinated debentures outstanding totaling $75.8 million compared with four issues totaling $47.4 million at December 31, 2004 as shown in the following table. The Company assumed $28.4 million in junior subordinated debentures in connection with the First Capital acquisition in 2005.

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate(5)	Junior Subordinated Debt Owed to Trusts	Maturity Date(6)
Paradigm Capital Trust II(1)	Feb. 20, 2001	$6,000,000	3-month LIBOR + 4.50%	$6,186,000	Feb. 20, 2031

Prosperity Statutory Trust II	July 31, 2001	15,000,000	3-month LIBOR + 3.58%, not to exceed 12.50%	15,464,000	July 31, 2031

First Capital Statutory Trust I(2)	Mar. 26, 2002	20,000,000	3-month LIBOR + 3.60%	20,619,000	Mar. 26, 2032

First Capital Statutory Trust II(2)	Sept. 26, 2002	7,500,000	3-month LIBOR + 3.40%	7,732,000	Sept. 26, 2032

Prosperity Statutory Trust III	Aug. 15, 2003	12,500,000	6.50%(3)	12,887,000	Sept. 17, 2033

Prosperity Statutory Trust IV	Dec. 30, 2003	12,500,000	6.50%(4)	12,887,000	Dec. 30, 2033

(1)	Assumed in connection with the Paradigm acquisition on September 1, 2002 and fully redeemed on February 28, 2006.
(2)	Assumed in connection with the First Capital acquisition on March 1, 2005.
(3)	The debentures bear a fixed interest rate until September 17, 2008, when the rate begins to float on a quarterly basis based on the three-month LIBOR plus 3.00%.
(4)	The debentures bear a fixed interest rate until December 30, 2008, when the rate begins to float on a quarterly basis based on the three-month LIBOR plus 2.85%.
(5)	The 3-month LIBOR in effect as of December 31, 2005 was 4.53%.
(6)	The debentures are callable five years from issuance date.

On December 31, 2004, the Company redeemed in full the $12.4 million in junior subordinated debentures issued to Prosperity Capital Trust I. Prosperity Capital Trust I in turn redeemed in full the trust preferred securities and common securities it issued.

Each of the trusts is a capital or statutory business trust organized for the sole purpose of issuing trust securities and investing the proceeds in the Company’s junior subordinated debentures. The preferred trust securities of each trust represent preferred beneficial interests in the assets of the respective trusts and are subject to mandatory redemption upon payment of the junior subordinated debentures held by the trust. The common securities of each trust are wholly-owned by the Company. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payment on the related junior subordinated debentures. The debentures, which are the only assets of each trust, are subordinate and junior in right of payment to all of the Company’s present and future senior indebtedness. The Company has fully and unconditionally guaranteed each trust’s obligations under the trust securities issued by such trust to the extent not paid or made by each trust, provided such trust has funds available for such obligations.

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

The following table sets forth the Company’s interest rate sensitivity analysis at December 31, 2005:

	Volumes Subject to Repricing Within
	0-30 days	31-180 days	181-365 days	Greater than one year	Total
	(Dollars in thousands)
Interest-earning assets:
Securities (excluding unrealized loss of $6.1 million)	$52,517	$176,732	$172,967	$1,176,450	$1,578,666
Loans	592,317	133,398	124,484	691,926	1,542,125
Federal funds sold and other temporary investments	5,846	200	97	—	6,143

Total interest-earning assets	$650,680	$310,330	$297,548	$1,868,376	$3,126,934

Interest-bearing liabilities:
Demand, money market and savings deposits	$1,203,557	$—	$—	$—	$1,203,557
Certificates of deposit and other time deposits.	136,203	384,595	244,169	277,387	1,042,354
Junior subordinated debentures	30,125	6,000	15,000	24,650	75,775
Securities sold under repurchase agreements	46,985	—	—	—	46,985
Other borrowings	17,000	616	11,301	26,487	55,404

Total interest-bearing liabilities	$1,433,870	$391,211	$270,470	$328,524	$2,424,075

Period GAP	$(783,190)	$(80,881)	$27,078	$1,539,852	$702,859
Cumulative GAP	$(783,190)	$(864,071)	$(836,993)	$702,859
Period GAP to total assets	(21.84)%	(2.26)%	0.76%	42.94%
Cumulative GAP to total assets	(21.84)%	(24.10)%	(23.34)%	19.60%

While the GAP position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, it is difficult to predict the effect of changing interest rates solely on that measure, without accounting for alterations in the maturity or repricing characteristics of the balance sheet that occur during changes in market interest rates. For example, the GAP position reflects only the prepayment assumptions pertaining to the current rate environment. Assets tend to prepay more rapidly during periods of declining interest rates than during periods of rising interest rates. Because of this and other risk factors not contemplated by the GAP position, an institution could have a matched GAP position in the current rate environment and still have its net interest income exposed to increased rate risk. Additionally, the Company had $674.4 million in noninterest-bearing deposits at December 31, 2005 which are not reflected in the table above and are not directly impacted by interest rate changes.

In addition to GAP analysis, the Company uses an interest rate risk simulation model and shock analysis to test the interest rate sensitivity of net interest income and the balance sheet, respectively. Contractual maturities and repricing opportunities of loans are incorporated in the model as are prepayment assumptions, maturity data and call options within the investment portfolio. Assumptions based on past experience are incorporated into the model for nonmaturity deposit accounts. The Company’s December 31, 2005 simulation analysis estimates a percentage of change in these metrics from the stable rate base scenario versus alternative scenarios of rising and falling market interest rates by instantaneously shocking a static balance sheet. The following table summarizes the simulated change in net interest income over a 12-month horizon in the event of an immediate change in interest rates:

Change in Interest Rates (Basis Points)	Increase (Decrease) in Net Interest Income
+200	2.1%
+100.	1.7%
Base	0.0%
-100	0.8%
-200	(2.6)%

The results are primarily due to behavior of demand, money market and savings deposits during such rate fluctuations. The Company has found that historically, interest rates on these deposits change more slowly than changes in the discount and federal funds rates. This assumption is incorporated into the simulation model and is generally not fully reflected in a GAP analysis.

Liquidity

Liquidity involves the Company’s ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate the Company on an ongoing basis. During the three years ended December 31, 2005, the Company’s liquidity needs have primarily been met by growth in core deposits and the issuance of junior subordinated debentures, as previously discussed. Although access to purchased funds from correspondent banks is available and has been utilized on occasion to take advantage of investment opportunities, the Company does not generally rely on these external funding sources. The cash and federal funds sold position, supplemented by amortizing investment and loan portfolios, have generally created an adequate liquidity position.

Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of December 31, 2005, the Company had cash and cash equivalents of $97.4 million compared with $137.9 million at December 31, 2004. The decrease was mainly due to a decrease in federal funds sold of $73.3 million, partially offset by an increase in cash and due from banks of $32.8 million. As of December 31, 2005, the Company had junior subordinated debentures outstanding of $75.8 million compared with $47.4 million at December 31, 2004. The increase was due to the assumption of $28.4 million in junior subordinated debentures from First Capital.

Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of December 31, 2005 (other than deposit obligations). The Company’s future cash payments associated with its contractual obligations pursuant to its junior subordinated debentures, FHLB notes payable and operating leases as of December 31, 2005 are summarized below. Payments for FHLB notes payable include interest of $8.3 million that will be paid over the future periods. Payments related to leases are based on actual payments specified in underlying contracts.

	Payments due in:
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Junior subordinated debentures(1)	$—	$—	$—	$75,775	$75,775
Federal Home Loan Bank notes payable	13,737	11,173	12,017	9,780	46,707
Operating leases	2,987	4,732	2,979	2,966	13,664

Total.	$16,724	$15,905	$14,996	$88,521	$136,146

(1)

On February 28, 2006 the Company redeemed in full the $6.2 million in junior subordinated debentures issued to Paradigm Capital Trust II. Paradigm Capital Trust II in turn redeemed in full the trust preferred securities and common securities it issued.

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

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit as of December 31, 2005 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$6,514	$902	$18	$—	$7,434
Commitments to extend credit	213,824	23,619	4,338	93,510	335,291

Total.	$220,338	$24,521	$4,356	$93,510	$342,725

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

Pursuant to FDICIA, each federal banking agency revised its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multifamily mortgages. The Bank is subject to capital adequacy guidelines of the FDIC that are substantially similar to the Federal Reserve Board’s guidelines. Also pursuant to FDICIA, the FDIC has promulgated regulations setting the levels at which an insured institution such as the Bank would be considered “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” Under the FDIC’s regulations, the Bank is classified “well-capitalized” for purposes of prompt corrective action.

Total shareholders’ equity increased to $464.7 million at December 31, 2005 compared with $275.6 million at December 31, 2004, an increase of $189.1 million or 68.6%. This increase was primarily the result of net income of $47.9 million and an increase in Common Stock issued of $149.6 million in connection with the First Capital and Grapeland acquisitions, partially offset by dividends paid on the Common Stock of $9.6 million. During 2004, shareholders’ equity increased by $56.1 million or 25.5% compared with $219.6 million at December 31, 2003 primarily due to net income of $34.7 million and an increase in Common Stock issued of $32.0 million in connection with the Liberty acquisition, partially offset by dividends paid on the Common Stock of $6.7 million.

The following table provides a comparison of the Company’s and the Bank’s leverage and risk-weighted capital ratios as of December 31, 2005 to the minimum and well-capitalized regulatory standards:

	Minimum Required for Capital Adequacy Purposes		To Be Categorized as Well-Capitalized Under Prompt Corrective Action Provisions	Actual Ratio at December 31, 2005
The Company
Leverage ratio.	3.00	%(1)	N/A	7.83%
Tier 1 risk-based capital ratio	4.00		N/A	15.34
Total risk-based capital ratio.	8.00		N/A	16.37
The Bank
Leverage ratio.	3.00	%(2)	5.00%	7.67%
Tier 1 risk-based capital ratio	4.00		6.00	15.04
Total risk-based capital ratio.	8.00		10.00	16.08

(1)	The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.
(2)	The FDIC may require the Bank to maintain a leverage ratio above the required minimum.

The trust preferred securities issued by the Company’s subsidiary trusts are currently included in the Company’s Tier 1 capital for regulatory purposes. On March 1, 2005, the Federal Reserve Board adopted final rules that continue to allow trust preferred securities to be included in Tier 1 capital, subject to stricter quantitative and qualitative limits. Currently, trust preferred securities and qualifying perpetual preferred stock are limited in the aggregate to no more than 25% of a bank holding company’s core capital elements. The new rule amends the existing limit by providing that restricted core capital elements (including trust preferred securities and qualifying perpetual preferred stock) can be no more than 25% of core capital, net of goodwill and associated deferred tax liability. Because the 25% limit currently is calculated without deducting goodwill, the final rule reduces the amount of trust preferred securities that the Company can include in Tier 1 capital. The amount of such excess trust preferred securities are includable in Tier 2 capital. The new quantitative limits will be fully effective March 31, 2009.

Assuming these final rules were effective at December 31, 2005, approximately $61.4 million of trust preferred securities would count as Tier 1 capital. The excess amount of trust preferred securities may be included in Tier 2 capital. Assuming these final rules were effective at December 31, 2005, the Company’s consolidated capital ratios would have been:

Pro forma Consolidated Risk Based Capital Ratios:
Total capital (to risk weighted assets)	16.37%
Tier I capital (to risk weighted assets)	14.61%
Tier I capital (to average assets)	7.46%

Each of the trusts issuing the trust preferred securities holds junior subordinated debentures the Company issued with a 30-year maturity. The final rules provide that in the last five years before the junior subordinated debentures mature, the associated trust preferred securities will be excluded from Tier 1 capital and included in Tier 2 capital. In addition, the trust preferred securities during this five-year period would be amortized out of Tier 2 capital by one-fifth each year and excluded from Tier 2 capital completely during the year prior to maturity of the debentures.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding the market risk of the Company’s financial instruments, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Financial Condition—Interest Rate Sensitivity and Market Risk. The Company’s principal market risk exposure is to changes in interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements, the report thereon, the notes thereto and supplementary data commence at page 63 of this Annual Report on Form 10-K.

The following table presents certain unaudited quarterly financial information concerning the Company’s results of operations for each of the two years indicated below. The information should be read in conjunction with the historical consolidated financial statements of the Company and the notes thereto appearing elsewhere in this Annual Report on Form 10-K.

CONSOLIDATED QUARTERLY FINANCIAL DATA OF THE COMPANY

	Quarter Ended 2005
	December 31	September 30	June 30	March 31
	(Dollars in thousands, except per share data)
	(unaudited)
Interest income	$44,277	$42,707	$41,106	$34,033
Interest expense	15,256	13,787	12,627	9,556

Net interest income	29,021	28,920	28,479	24,477
Provision for credit losses	120	120	120	120

Net interest income after provision	28,901	28,800	28,359	24,357
Noninterest income	7,515	8,092	7,881	6,533
Noninterest expense	17,241	18,070	17,812	15,834

Income before income taxes	19,175	18,822	18,428	15,056
Provision for income taxes	6,548	6,351	6,220	4,502

Net income	$12,627	$12,471	$12,208	$10,554

Earnings per share:
Basic	$0.46	$0.45	$0.44	$0.44

Diluted	$0.45	$0.45	$0.44	$0.43

	Quarter Ended 2004
	December 31	September 30	June 30	March 31
	(Dollars in thousands, except per share data)
	(unaudited)
Interest income	$30,308	$28,763	$26,313	$26,372
Interest expense	8,106	7,696	6,962	7,025

Net interest income	22,202	21,067	19,351	19,347
Provision for credit losses	220	420	120	120

Net interest income after provision	21,982	20,647	19,231	19,227
Noninterest income	6,233	6,111	5,455	5,272
Noninterest expense	13,987	13,194	12,067	12,459

Income before income taxes	14,228	13,564	12,619	12,040
Provision for income taxes	4,892	4,618	4,257	3,977

Net income	$9,336	$8,946	$8,362	$8,063

Earnings per share:
Basic	$0.42	$0.41	$0.40	$0.39

Diluted	$0.41	$0.40	$0.39	$0.38

Earnings per share are computed independently for each of the quarters presented and therefore may not total earnings per share for the year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported to the Company’s management within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of December 31, 2005, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. This assessment included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2005, based on those criteria.

Deloitte & Touche, LLP, the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. The report is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Compliance with Designated Laws and Regulations

Management is also responsible for ensuring compliance with the federal laws and regulations concerning loans to insiders and the federal and state laws and regulations concerning dividend restrictions, both of which are designated by the Federal Deposit Insurance Corporation (FDIC) as safety and soundness laws and regulations.

Management assessed its compliance with the designated safety and soundness laws and regulations and has maintained records of its determinations and assessments as required by the FDIC. Based on this assessment, management believes that the Company has complied, in all material respects, with the designated safety and soundness laws and regulations for the year ended December 31, 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Prosperity Bancshares, Inc.

Houston, Texas

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Prosperity Bancshares, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management’s statement referring to compliance with laws and regulations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Company and our report dated March 6, 2006, expressed an unqualified opinion on those financial statements.

Houston, Texas

March 6, 2006

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information under the captions “Election of Directors,” “Continuing Directors and Executive Officers, Section 16(a) Beneficial Ownership Reporting Compliance, Corporate Governance and Nominating Procedures—Committees of the Board of Directors—Audit Committee and Corporate Governance and Nominating Procedures—Code of Ethics” in the Company’s definitive Proxy Statement for its 2006 Annual Meeting of Shareholders (the “2006 Proxy Statement”) to be filed with the Commission pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end, is incorporated herein by reference in response to this item.

ITEM 11. EXECUTIVE COMPENSATION

The information under the caption “Executive Compensation and Other Matters” and “Corporate Governance and Nominating Procedures—Director Compensation” in the 2006 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Certain information required by this Item 12 is included under “Securities Authorized for Issuance under Equity Compensation Plans” in Part II, Item 5 of this annual report on Form 10-K. Additionally, the information under the caption “Beneficial Ownership of Common Stock by Management of the Company and Principal Shareholders” in the 2006 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the caption “Interests of Management and Others in Certain Transactions” in the 2006 Proxy Statement is incorporated herein by reference in response to this item.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information under the caption “Fees and Services of Independent Registered Public Accounting Firm” in the 2006 Proxy Statement is incorporated herein by reference in response to this item.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Consolidated Financial Statements and Schedules

Reference is made to the Consolidated Financial Statements, the report thereon, the notes thereto and supplementary data commencing at page 63 of this Annual Report on Form 10-K. Set forth below is a list of such Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Income for the Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

Financial Statement Schedules

All supplemental schedules are omitted as inapplicable or because the required information is included in the Consolidated Financial Statements or notes thereto.

Exhibits

Each exhibit marked with an asterisk is filed with this Annual Report on Form 10-K.

Exhibit Number(1)		Description
2.1	—

Agreement and Plan of Reorganization dated as of November 16, 2005 by and between the Company and SNB Bancshares, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed November 17, 2005)

2.2	—

Agreement and Plan of Reorganization, dated as of October 25, 2004, by and between the Company and First Capital Bankers, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-121767))

2.3	—

Agreement and Plan of Reorganization dated as of May 1, 2002 by and between Prosperity Bancshares, Inc. and Paradigm Bancorporation, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-91248))

2.4	—

Stock Purchase Agreement dated as of February 22, 2002 by and between Prosperity Bancshares, Inc. and American Bancorp of Oklahoma, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)

2.5	—

Agreement and Plan of Reorganization dated as of April 26, 2002 by and among Prosperity Bancshares, Inc., Prosperity Bank and The First State Bank (incorporated herein by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)

2.6	—

Agreement and Plan of Reorganization by and between the Prosperity Bancshares, Inc and Commercial Bancshares, Inc. dated November 8, 2000 (incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-52342))

2.7	—

Agreement and Plan of Reorganization by and between Prosperity Bancshares, Inc. and South Texas Bancshares, Inc. dated June 17, 1999 (incorporated herein by reference to Exhibit 2.1 to the Company’s Form 10-Q for the quarter ended June 30, 1999)

Exhibit Number(1)		Description
2.8	—

Agreement and Plan of Reorganization dated June 5, 1998 by and among Prosperity, Prosperity Bank and Union State Bank (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267))

3.1	—	Amended and Restated Articles of Incorporation of Prosperity (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267))

3.2	—	Amended and Restated Bylaws of Prosperity (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 10, 2006)

4.1	—	Form of certificate representing shares of Prosperity common stock (incorporated herein by reference to Exhibit 4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267))

4.2	—

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

4.3	—

Amended and Restated Declaration of Trust of Prosperity Statutory Trust II dated as of July 31, 2001 (incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

4.4	—

Guarantee Agreement dated as of July 31, 2001 by and between Prosperity Bancshares, Inc. and State Street Bank and Trust Company of Connecticut, National Association (incorporated herein by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.1†	—	Prosperity Bancshares, Inc. 1995 Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267))

10.2†	—	Prosperity Bancshares, Inc. 1998 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267))

10.3†	—	Prosperity Bancshares, Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4 (Registration No. 333-121767))

10.4†	—

Amended and Restated Employment Agreement by and between Prosperity Bank and David Zalman (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 24, 2005)

10.5†	—

Amended and Restated Employment Agreement by and between Prosperity Bank and
H. E. Timanus, Jr. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 24, 2005)

10.6†	—

Termination Agreement dated as of December 8, 2005 by and among Prosperity Bancshares, Inc., Prosperity Bank and D. Michael Hunter (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 9, 2005)

10.7†	—

Non-Competition Agreement dated as of December 8, 2005 by and among Prosperity Bancshares, Inc., Prosperity Bank and D. Michael Hunter (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 9, 2005)

10.8†	—	Paradigm Bancorporation, Inc. 1999 Stock Incentive Plan (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-100815))

10.9†	—	MainBancorp, Inc. 1996 Employee Stock Option Plan (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-110755))

Exhibit Number(1)		Description
10.10†	—	Form of MainBancorp, Inc. Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-110755))

10.11†	—	First Capital Bankers, Inc. 1996 Executive Stock Option Plan (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.12†	—

First Capital Bankers, Inc. Amended and Restated 1998 Stock Option Plan (incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

21.1*	—	Subsidiaries of Prosperity Bancshares, Inc.

23.1*	—	Consent of Deloitte & Touche LLP

31.1*	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract or compensatory plan or arrangement.
*	Filed with this Annual Report on Form 10-K.
**	Furnished with this Annual Report on Form 10-K.
(1)

The Company has other long-term debt agreements that meet the exclusion set forth in Section 601(b)(4)(iii)(A) of Regulation S-K. The Company hereby agrees to furnish a copy of such agreements to the Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Prosperity Bancshares, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston and State of Texas on March 15, 2006.

PROSPERITY BANCSHARES, INC.®

By:	/s/ DAVID ZALMAN
David Zalman President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant in the indicated capacities on March 15, 2006.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Prosperity Bancshares, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheets of Prosperity Bancshares Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Prosperity Bancshares, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United State of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2006, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Houston, Texas

March 6, 2006

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
	(Dollars in thousands)
ASSETS
Cash and due from banks	$91,518	$58,760
Federal funds sold	5,846	79,150

Total cash and cash equivalents	97,364	137,910
Interest bearing deposits in financial institutions	297	200
Available for sale securities, at fair value	410,361	177,683
Held to maturity securities, at cost	1,162,241	1,125,109
Loans held for investment	1,542,125	1,035,513
Less allowance for credit losses	(17,203)	(13,105)

Loans, net	1,524,922	1,022,408
Accrued interest receivable	16,105	10,171
Goodwill	261,964	153,180
Core deposit intangibles, net of accumulated amortization of $6.7 million and $2.8 million, respectively	22,461	11,492
Bank premises and equipment, net	49,244	35,793
Other real estate owned	239	341
Bank Owned Life Insurance (BOLI), net	13,676	—
Leased assets	4,464	—
Other assets	22,644	22,941

TOTAL ASSETS	$3,585,982	$2,697,228

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$674,407	$518,358
Interest-bearing	2,245,911	1,798,718

Total deposits	2,920,318	2,317,076
Other borrowings	55,404	13,116
Securities sold under repurchase agreements	46,985	25,058
Accrued interest payable	6,546	3,102
Other liabilities	16,237	15,805
Junior subordinated debentures	75,775	47,424

Total liabilities	3,121,265	2,421,581

SHAREHOLDERS EQUITY:
Preferred stock, $1 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $1 par value; 50,000,000 shares authorized; 27,857,887 and 22,418,128 shares issued at December 31, 2005 and 2004, respectively; 27,820,799 and 22,381,040 shares outstanding at December 31, 2005 and 2004, respectively	27,858	22,418
Capital surplus	280,525	134,288
Retained earnings	160,883	122,647
Accumulated other comprehensive loss—net unrealized loss on available for sale securities, net of tax benefit of $1,669 and $1,090, respectively	(3,942)	(3,099)
Less treasury stock, at cost, 37,088 shares	(607)	(607)

Total shareholders’ equity	464,717	275,647

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,585,982	$2,697,228

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$99,958	$55,779	$46,686
Securities:
Taxable	59,066	52,771	40,507
Nontaxable	1,286	1,461	1,625
70% nontaxable preferred dividends	514	1,009	1,779
Federal funds sold	1,292	556	232
Deposits in financial institutions	7	180	16

Total interest income	162,123	111,756	90,845

INTEREST EXPENSE:
Deposits	43,643	24,586	22,633
Junior subordinated debentures	4,895	4,046	2,630
Securities sold under repurchase agreements	768	232	134
Note payable and other borrowings	1,920	925	949

Total interest expense	51,226	29,789	26,346

NET INTEREST INCOME	110,897	81,967	64,499
PROVISION FOR CREDIT LOSSES	480	880	483

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	110,417	81,087	64,016

NONINTEREST INCOME:
Service charges on deposit accounts	24,985	20,215	14,236
(Loss) gain on sale of securities, net	(79)	78	—
Other	5,115	2,778	2,730

Total noninterest income	30,021	23,071	16,966

NONINTEREST EXPENSE:
Salaries and employee benefits	36,672	27,861	22,422
Net occupancy expense	6,663	4,814	4,492
Data processing	2,837	2,036	2,128
Core deposit intangibles amortization	3,912	1,781	818
Depreciation expense	4,462	2,843	2,535
Other	14,411	12,372	9,626

Total noninterest expense	68,957	51,707	42,021

INCOME BEFORE INCOME TAXES	71,481	52,451	38,961
PROVISION FOR INCOME TAXES	23,621	17,744	12,413

NET INCOME	$47,860	$34,707	$26,548

EARNINGS PER SHARE:
Basic	$1.79	$1.61	$1.38

Diluted	$1.77	$1.59	$1.36

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
	(Dollars in thousands, except share data)
BALANCE AT JANUARY 1, 2003	18,903,028	$18,903	$60,312	$72,917	$2,644	$(37)	$154,739
Comprehensive income:
Net income				26,548			26,548
Net change in unrealized loss on available for sale securities					(620)		(620)

Total comprehensive income							25,928

Sale of common stock in connection with the exercise of stock options	170,638	171	824				995
Refund of escrow shares in connection with the Paradigm acquisition						(570)	(570)
Common stock issued in connection with the Mainbancorp acquisition	1,499,966	1,500	33,149				34,649
Common stock issued in connection with the FSBNT acquisition	393,074	393	8,538				8,931
Stock option compensation expense			25				25
Junior subordinated debentures issuance costs			(254)				(254)
Cash dividends declared, $0.25 per share				(4,855)			(4,855)

BALANCE AT DECEMBER 31, 2003	20,966,706	20,967	102,594	94,610	2,024	(607)	219,588
Comprehensive income:
Net income				34,707			34,707
Net change in unrealized loss on available for sale securities					(5,123)		(5,123)

Total comprehensive income							29,584

Sale of common stock in connection with the exercise of stock options	206,231	206	840				1,046
Common stock issued in connection with the Liberty acquisition	1,245,191	1,245	30,713				31,958
Stock option compensation expense			141				141
Cash dividends declared, $0.31 per share				(6,670)			(6,670)

BALANCE AT DECEMBER 31, 2004	22,418,128	22,418	134,288	122,647	(3,099)	(607)	275,647
Comprehensive Income:
Net income				47,860			47,860
Net change in unrealized loss on available for sale securities					(894)		(894)
Add: Reclassification adjustment for net losses included in net income, net of tax benefit of $28					51		51

Total comprehensive income							47,017

Sale of common stock in connection with the exercise of stock options	123,098	123	962				1,085
Common stock issued in connection with restricted stock awards	4,917	5	127				132
Common stock issued in connection with the First Capital acquisition	5,078,856	5,079	137,439				142,518
Common stock issued in connection with the Grapeland acquisition	232,888	233	6,894				7,127
Stock option compensation expense			619				619
Cash dividends declared, $0.35 per share				(9,624)			(9,624)
Other			196				196

BALANCE AT DECEMBER 31, 2005	27,857,887	$27,858	$280,525	$160,883	$(3,942)	$(607)	$464,717

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$47,860	$34,707	$26,548
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,374	5,122	3,353
Provision for credit losses	480	880	483
Net amortization of premium on investments	2,781	4,869	9,707
Gain on sale of premises, equipment and other real estate	(72)	(389)	(378)
Gain on held for sale loans	(173)	—	—
Loss on sale of securities	79	—	—
Funding of held for sale loans	(14,540)	—	—
Proceeds from sale of held for sale loans	14,717	—	—
Stock option compensation expense	619	141	25
Restricted stock award	132	—	—
Decrease (increase) in accrued interest receivable and other assets	5,891	(4,056)	4,871
(Decrease) increase in accrued interest payable and other liabilities	(446)	7,649	(3,995)

Net cash provided by operating activities	65,702	48,923	40,614

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of held to maturity securities	263,966	257,501	505,733
Purchase of held to maturity securities	(254,476)	(270,855)	(973,480)
Proceeds from maturities and principal paydowns of available for sale securities	81,916	67,201	144,821
Proceeds from the sales of available for sale securities	—	20,000	—
Purchase of available for sale securities	(224,203)	(299)	(11,951)
Net decrease (increase) in loans	2,279	(68,254)	38,001
Purchase of bank premises and equipment	(1,745)	(895)	(3,485)
Proceeds from sale of bank premises, equipment and other real estate	2,428	3,297	3,243
Purchase of First Capital Bankers, Inc	(2,182)	—	—
Cash and cash equivalents acquired in the purchase of First Capital Bankers, Inc.	58,972	—	—
Purchase of Grapeland Bancshares, Inc.	(163)	—	—
Cash and cash equivalents acquired in the purchase of Grapeland Bancshares, Inc.	4,525	—	—
Purchase of Liberty Bancshares, Inc. and Village Bank & Trust, ssb	—	(28,282)	—
Cash and cash equivalents acquired in the purchase of Liberty Bancshares, Inc. and Village Bank & Trust, ssb	—	62,719	—
Purchase of Abrams Centre Bancshares, Dallas Bancshares, MainBancorp and FSBNT	—	—	(45,665)
Cash and cash equivalents acquired in the purchase of Abrams Centre Bancshares, Dallas Bancshares, MainBancorp and FSBNT	—	—	158,902
Net (increase) decrease in interest-bearing deposits in financial institutions	(1)	762	399

Net cash (used in) provided by investing activities	(68,684)	42,895	(183,482)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits	$60,252	$(9,892)	$23,579
Net (decrease) increase in interest-bearing deposits	(122,734)	(14,727)	125,657
Proceeds (repayments) of other borrowings and securities sold under repurchase agreements (net)	33,457	4,622	(24,340)
Proceeds from issuance of junior subordinated debentures	—	—	25,000
Junior subordinated debentures issuance costs	—	—	(254)
Redemption of junior subordinated debentures issued to Prosperity Capital Trust I (net)	—	(12,000)	—
Proceeds from stock option exercises	1,085	1,046	995
Payments of cash dividends	(9,624)	(6,670)	(4,855)

Net cash (used in) provided by financing activities	(37,564)	(37,621)	145,782

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(40,546)	$54,197	$2,914
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	137,910	83,713	80,799

CASH AND CASH EQUIVALENTS, END OF PERIOD	$97,364	$137,910	$83,713

NONCASH ACTIVITIES:
Stock issued in connection with the First Capital Bankers, Inc. acquisition	142,518	—	—
Stock issued in connection with the Grapeland Bancshares, Inc. acquisition	7,127	—	—
Stock issued in connection with the Liberty Bancshares, Inc. acquisition	—	31,958	—
Stock issued in connection with the MainBancorp and FSBNT acquisitions	—	—	43,580

SUPPLEMENTAL INFORMATION:
Income taxes paid	$21,350	$19,464	$14,397

Interest paid	$47,782	$29,368	$26,215

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

The Bank operates eighty-five (85) full-service banking locations in the state of Texas; with thirty-three (33) in the Greater Houston Consolidated Metropolitan Statistical Area (“CMSA”), seventeen (17) in fifteen contiguous counties situated south and southwest of Houston and extending into South Texas, eleven (11) in the Dallas area, six (6) in the Austin area, sixteen (16) in the Corpus Christi area and two (2) in the East Texas area with locations in:

Austin Area-	Corpus Christi	Houston Area-	Tanglewood
Allandale	Area-	Aldine	Waugh Drive
Congress	Airline	Angleton	West Columbia
Lakeway	Alameda	Bellaire	Westheimer
Oak Hill	Alice	City West	Winnie
Research Blvd.	Aransas Pass	Clear Lake	Woodcreek
Riverside	Carmel	Cleveland
	Everhart	Copperfield	South Texas Area-
Dallas Area-	Kingsville	Cypress	Bay City
Abrams Centre	Mathis	Dayton	Beeville
Blooming Grove	Northwest	Downtown	Cuero
Camp Wisdom	Port Aransas	Fairfield	East Bernard
Cedar Hill	Portland	Galveston	Edna
Corsicana	Rockport	Gladebrook	El Campo
Ennis	Saratoga	Heights	Goliad
Kiest	Sinton	Highway 6	Gonzales
Preston Road	Waterstreet	Hitchcock	Hallettsville
Red Oak	Woodlawn	Holcombe	Palacios
Turtle Creek		Liberty	Port Lavaca
Westmoreland	East Texas Area-	Magnolia	Seguin
	Crockett	Medical Center	Victoria
	Grapeland	Memorial	Victoria-North
		Midtown	Wharton
		Mont Belvieu	Yoakum
		Needville	Yorktown
Post Oak
River Oaks
Sweeny

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Loans Held for Investment—Loans are stated at the principal amount outstanding, net of unearned discount and fees. Unearned discount relates principally to consumer installment loans. The related interest income for multipayment loans is recognized principally by the “sum of the digits” method which records interest in proportion to the declining outstanding balances of the loans; for single payment loans, such income is recognized using the straight-line method.

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Throughout the year, management estimates the probable level of losses to determine whether the allowance for credit losses is adequate to absorb losses inherent in the loan portfolio. Based on these estimates, an amount is charged to the provision for credit losses and credited to the allowance for credit losses in order to adjust the allowance to a level determined to be adequate to absorb losses.

In making its evaluation of the adequacy of the allowance for credit losses, management considers factors such as historical loan loss experience, industry diversification of the Company’s commercial loan portfolio, the amount of nonperforming assets and related collateral, the volume, growth and composition of the Company’s loan portfolio, current economic changes that may affect the borrower’s ability to pay and the value of collateral, the evaluation of the Company’s loan portfolio through its internal loan review process and other relevant factors.

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

Statement of Financial Accounting Standards (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosure applies to all impaired loans, with the exception of groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. A loan is defined as impaired by SFAS No. 114 if, based on current information and events, it is probable that a creditor will be unable to collect all amounts due, both interest and principal, according to the contractual terms of the loan agreement. Specifically, SFAS No. 114 requires that the allowance for credit losses related to impaired loans be determined based on the difference of carrying value of loans and the present value of expected cash flows discounted at the loan’s effective interest rate or, as a practical expedient, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. At December 31, 2005, the Company had $355,000 in nonaccrual loans, $788,000 in 90 days or more past due loans and no restructured loans. At December 31, 2004, the Company had $297,000 in nonaccrual loans, $1.1 million in 90 days or more past due loans and no restructured loans.

Interest revenue received on impaired loans is either applied against principal or realized as interest revenue, according to management’s judgment as to the collectibility of principal.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Premises and Equipment—Premises and equipment are carried at cost less accumulated depreciation. Depreciation expense is computed principally using the straight-line method over the estimated useful lives of the assets which range from three to 30 years. Leasehold improvements are amortized using the straight-line method over the periods of the leases or the estimated useful lives, whichever is shorter.

Goodwill—Goodwill is annually assessed for impairment or when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company bases its evaluation on such impairment factors as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present.

Amortization of Core Deposit Intangibles—Core deposit intangibles are amortized using an accelerated amortization method over an 8 year period.

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

Stock-Based Compensation—As of December 31, 2005, the Company had three stock-based employee compensation plans. Prior to 2003, the Company accounted for awards granted under stock-based compensation plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost was reflected in previously reported results, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In December 2002, the FASB issued Statement No. 148 (SFAS 148). Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment to FASB Statement No. 123. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 was effective for financial statements for fiscal years ending after December 15, 2002. Effective January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, as provided by SFAS No. 148 for stock-based employee compensation (see Note 14).

Cash and Cash Equivalents—For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks as well as federal funds sold that mature in three days or less.

Reclassifications—Certain reclassifications have been made to prior year amounts to conform to current year presentation. All reclassifications have been applied consistently for the periods presented. During 2005, the Company elected to reclassify brokered mortgage income from other noninterest income to a separate category and reclassify net gains on held for sale loans from net gains on sales of assets to a separate category. These reclassifications had no impact on financial condition, net income or equity in any of the reported periods.

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the computation of basic and diluted earnings per share:

	December 31,
	2005		2004		2003
	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(In thousands, except per share data)
Net income	$47,860		$34,707		$26,548
Basic:
Weighted average shares outstanding	26,706	$1.79	21,534	$1.61	19,225	$1.38

Diluted:
Weighted average shares outstanding	26,706		21,534		19,225
Effect of dilutive securities— options	318		270		311

Total	27,024	$1.77	21,804	$1.59	19,536	$1.36

The incremental shares for the assumed exercise of the outstanding options were determined by application of the treasury stock method. There were no stock options exercisable at December 31, 2005, 2004 and 2003 that would have had an anti-dilutive effect on the above computation.

New Accounting Standards—

Statements of Financial Accounting Standards

SFAS No. 154, Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. Previously, most changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. Under SFAS 154, retrospective application requires (i) the cumulative effect of the change to the new accounting principle on periods prior to those presented to be reflected in the carrying amounts of assets and liabilities as of the beginning of the first period presented, (ii) an offsetting adjustment, if any, to be made to the opening balance of retained earnings (or other appropriate components of equity) for that period, and (iii) financial statements for each individual prior period presented to be adjusted to reflect the direct period-specific effects of applying the new accounting principle. Special retroactive application rules apply in situations where it is impracticable to determine either the period-specific effects or the cumulative effect of the change. Indirect effects of a change in accounting principle are required to be reported in the period in which the accounting change is made. SFAS 154 carries forward the guidance in APB Opinion 20, Accounting Changes, requiring justification of a change in accounting principle on the basis of preferability. SFAS 154 also carries forward without change the guidance contained in APB Opinion 20, for reporting the correction of an error in previously issued financial statements and for a change in an accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect SFAS 154 will significantly impact its financial statements upon its adoption on January 1, 2006.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS No. 123, Share-Based Payment (Revised 2004). SFAS 123R establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS 123R eliminates the ability to account for stock-based compensation using APB 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. SFAS 123R is mandatory for all entities on January 1, 2006. The Company does not expect SFAS 123R will significantly impact its financial statements upon its adoption on January 1, 2006.

Financial Accounting Standards Board Staff Positions

FASB Staff Position (FSP) No. 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. FSP 115-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. If, after consideration of all available evidence to evaluate the realizable value of its investment, impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. FSP 115-1 nullifies certain provisions of Emerging Issues Task Force (EITF) Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, while retaining the disclosure requirements of EITF 03-1 which were adopted in 2003. FSP 115-1 is effective for reporting periods beginning after December 15, 2005. The Company does not expect FSP 115-1 will significantly impact its financial statements upon its adoption on January 1, 2006.

American Institute of Certified Public Accounting Statements of Position

SOP No. 03-3, Accounting for Certain Loans or Debt Securities Acquired in a Transfer. SOP 03-3 addresses accounting for differences between the contractual cash flows of certain loans and debt securities and the cash flows expected to be collected when loans or debt securities are acquired in a transfer and those cash flow differences are attributable, at least in part, to credit quality. As such, SOP 03-3 applies to loans and debt securities acquired individually, in pools or as part of a business combination and does not apply to originated loans. The application of SOP 03-3 limits the interest income, including accretion of purchase price discounts, that may be recognized for certain loans and debt securities. Additionally, SOP 03-3 does not allow the excess of contractual cash flows over cash flows expected to be collected to be recognized as an adjustment of yield, loss accrual or valuation allowance, such as the allowance for possible loan losses. SOP 03-3 requires that increases in expected cash flows subsequent to the initial investment be recognized prospectively through adjustment of the yield on the loan or debt security over its remaining life. Decreases in expected cash flows should be recognized as impairment. In the case of loans acquired in a business combination where the loans show signs of credit deterioration, SOP 03-3 represents a significant change from current purchase accounting practice whereby the acquiree’s allowance for loan losses is typically added to the acquirer’s allowance for loan losses. SOP 03-3 is effective for loans and debt securities acquired by the Company beginning January 1, 2005. The Company evaluates the impact of SOP 03-03 on all of its acquisitions. The adoption of SOP 03-03 on January 1, 2005 did not have a material impact on the Company’s financial statements.

2. ACQUISITIONS

Acquisitions are an integral part of the Company’s growth strategy. All acquisitions were accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of the acquired entities were recorded at their fair values at the acquisition date. The excess of the purchase price over the estimated fair value

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the net assets for each acquisition was recorded as goodwill, none of which was deductible for tax purposes. The results of operations for each acquisition have been included in the Company’s consolidated financial results beginning on the respective acquisition date. The following acquisitions were completed on the dates indicated:

On December 1, 2005, the Company completed its acquisition of Grapeland Bancshares, Inc. (“Grapeland”), Grapeland, Texas. Under the terms of the agreement, Grapeland merged into the Company and subsequently, Grapeland’s wholly owned subsidiary, First State Bank of Grapeland, merged into the Bank. The Company issued 232,888 shares of its Common Stock for all of the issued and outstanding capital stock of Grapeland. Grapeland was privately held and operated two (2) banking offices in Grapeland and Crockett, Texas, both of which became full service banking centers of the Company. As of September 30, 2005, Grapeland had, on a consolidated basis, total assets of $72.2 million, loans of $43.7 million, deposits of $46.6 million and shareholders’ equity of $3.8 million.

In connection with the purchase, the Company recorded a premium of $5.4 million, of which $1.5 million was identified as core deposit intangibles. The remaining $3.9 million of the premium was recorded as goodwill. The core deposit intangibles are being amortized using an accelerated amortization method over an 8 year life.

On March 1, 2005, the Company completed its acquisition of First Capital Bankers, Inc. (“First Capital”), Corpus Christi, Texas. Under the terms of the agreement, First Capital was merged into the Company and subsequently, First Capital’s wholly owned subsidiary, FirstCapital Bank, s.s.b., was merged into the Bank. The Company issued approximately 5.079 million shares of its Common Stock for all of the issued and outstanding capital stock of First Capital and converted all outstanding options to acquire First Capital common stock into options to acquire approximately 234,000 shares of Company common stock. First Capital was privately held and operated thirty-two (32) banking offices in and around Corpus Christi, Houston and Victoria, Texas, five of which were closed and consolidated with existing banking centers of the Company. As of December 31, 2004, First Capital had, on a consolidated basis, total assets of $761.6 million, loans of $499.0 million, deposits of $629.6 million and shareholders’ equity of $61.7 million.

In connection with the purchase, the Company recorded a premium of $116.6 million, of which $13.4 million was identified as core deposit intangibles. The remaining $103.2 million of the premium was recorded as goodwill. The core deposit intangibles are being amortized using an accelerated amortization method over an 8 year life.

The table below summarizes select pro forma data for the combined company for the periods indicated assuming the First Capital merger was effective on January 1st of the indicated periods. The information in the table below also gives effect to the Company’s acquisition of Grapeland as of December 1, 2005.

	For the twelve months ended December 31,
	2005	2004
	(Dollars in thousands)
	(unaudited)
Net interest income	$114,694	$106,468
Net income	$49,166	$41,765
Earnings per share (diluted)	$1.77	$1.57
Weighted average diluted shares	27,854	26,613

The pro forma results are not necessarily indicative of what actually would have occurred if the merger had occurred on January 1 of each indicated period, or of any future consolidated results.

On August 1, 2004, the Company completed its acquisition of Village Bank and Trust, s.s.b. (“Village”), Austin, Texas. Under the terms of the agreement, the Company paid approximately $19.1 million in cash for all of the outstanding shares of capital stock of Village. Village was privately held and operated one (1) banking office in the Lakeway area of Austin, Texas. As of June 30, 2004, Village had total assets of $110.9 million, loans of $79.7 million, deposits of $97.3 million and shareholders’ equity of $10.4 million.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the purchase, the Company recorded a premium of $12.2 million, of which $331,000 was identified as core deposit intangibles. The remaining $11.9 million of the premium was recorded as goodwill. The core deposit intangibles are being amortized using an accelerated amortization method over an 8 year life.

On August 1, 2004, the Company completed its acquisition of Liberty Bancshares, Inc. (“Liberty”), Austin, Texas, pursuant to which Liberty merged into the Company and subsequently, its wholly owned subsidiary, Liberty Bank, S.S.B., merged into the Bank. Under the terms of the agreement, the Company paid approximately $8.9 million in cash and issued approximately 1.3 million shares of its Common Stock for all outstanding shares of capital stock of Liberty and Liberty Bank and all outstanding stock options of Liberty Bank. Liberty was privately held and operated six (6) banking offices in Austin, Texas, one of which was closed and consolidated with an existing banking center of the Company in September 2005. As of June 30, 2004, Liberty had, on a consolidated basis, total assets of $178.7 million, loans of $120.3 million, deposits of $158.9 million and shareholders’ equity of $16.5 million.

In connection with the purchase, the Company recorded a premium of $28.8 million of which $3.8 million was identified as core deposit intangibles. The remaining $25.0 million of the premium was recorded as goodwill. The core deposit intangibles are being amortized using an accelerated amortization method over an 8 year life.

On December 9, 2003, the Company completed the merger of First State Bank of North Texas, Dallas, Texas (“FSBNT”) into the Bank. Under the terms of the agreement, the Company paid approximately $12.6 million in cash and issued approximately 393,074 shares of its Common Stock for all outstanding shares of capital stock of FSBNT. FSBNT was privately held and operated four (4) banking offices in Dallas, Texas. One banking center was closed and consolidated with an existing banking center located nearby. As of September 30, 2003, First State had total assets of $100.7 million, loans of $20.1 million, deposits of $91.4 million and shareholders’ equity of $8.8 million.

In connection with the purchase, the Company recorded a premium of $14.0 million of which $1.9 million was identified as core deposit intangibles. The remaining $12.1 million of the premium was recorded as goodwill. The core deposit intangibles are being amortized using an accelerated amortization method over an 8 year life.

On November 1, 2003, the Company completed the merger of MainBancorp, Inc., Dallas Texas (“MainBancorp”), into the Company. In connection with the transaction, MainBancorp’s wholly owned subsidiary, mainbank, n.a., was merged into the Bank. Under the terms of the agreement, the Company issued approximately 1.5 million shares of its Common Stock and paid approximately $9.1 million in cash for all outstanding shares of capital stock of MainBancorp. In addition, the Company assumed options to acquire 100,851 shares of its Common Stock. MainBancorp was privately held and operated four (4) banking offices in Dallas, Texas. As of September 30, 2003, MainBancorp had, on a consolidated basis, total assets of $177.1 million, loans of $90.8 million, deposits of $153.7 million and shareholders’ equity of $22.6 million.

In connection with the purchase, the Company recorded a premium of $30.7 million of which $3.0 million was identified as core deposit intangibles. The remaining $27.7 million of the premium was recorded as goodwill. The core deposit intangibles are being amortized using an accelerated amortization method over an 8 year life.

On June 1, 2003, the Company completed the merger of Dallas Bancshares, Inc., Dallas, Texas (“Dallas Bancshares”), into the Company. In connection with the transaction, Dallas Bancshares’ wholly owned subsidiary, BankDallas, was merged into the Bank. Under the terms of the agreement, the Company paid

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approximately $7.0 million in cash for all outstanding shares of capital stock of Dallas Bancshares. Dallas Bancshares operated one (1) banking office in Dallas, Texas. As of March 31, 2003, Dallas Bancshares had on a consolidated basis, total assets of $42.0 million, loans of 28.3 million, deposits of $37.6 million and shareholders’ equity of $4.3 million.

In connection with the purchase, the Company recorded a premium of $3.0 million of which $45,000 was identified as core deposit intangibles. The remaining $3.0 million of the premium was recorded as goodwill. The core deposit intangibles are being amortized using an accelerated amortization method over an 8 year life.

On May 6, 2003, the Company completed the merger of Abrams Centre Bancshares, Inc., Dallas, Texas (“Abrams”), into the Company. In connection with the acquisition, Abrams’ wholly owned subsidiary, Abrams Centre National Bank, was merged into the Bank. Under the terms of the agreement, the Company paid approximately $16.3 million in cash for all outstanding shares of capital stock of Abrams. Abrams operated two (2) banking offices in Dallas, Texas. One banking center was closed and consolidated with an existing banking center located nearby. As of March 31, 2003, Abrams, on a consolidated basis, had total assets of $96.5 million, loans of $31.7 million, deposits of $70.8 million and shareholders’ equity of $14.0 million.

In connection with the purchase, the Company recorded premium of $7.3 million of which $430,000 was identified as core deposit intangibles. The remaining $6.9 million of the premium was recorded as goodwill. The core deposit intangibles are being amortized using an accelerated amortization method over an 8 year life.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles for fiscal 2005 and 2004 were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)
Balance as of December 31, 2003	$118,012	$6,743
Less:
Amortization	—	(1,781)
Add:
Acquisition of Liberty Bancshares	23,803	3,797
Acquisition of Village Bank & Trust, ssb	11,851	331
Acquisition of MainBancorp	(203)	300
Acquisition of FSBNT	(2,266)	2,102
Purchase accounting adjustments to prior year acquisitions (deferred tax adjustments):
Acquisition of FSBNT	404	—
Acquisition of MainBancorp	748	—
Acquisition of Texas Guaranty Bank	(9)	—
Acquisition of First State Bank of Needville	(6)	—
Acquisition of Paradigm Bancorporation	(127)	—
Acquisition of Abrams Centre	153	—
Acquisition of Dallas Bancshares	24	—
Acquisition of Southwest Bank Holding Company	796	—

Balance as of December 31, 2004	$153,180	$11,492

Less:
Amortization	—	(3,912)
Add:
Acquisition of Grapeland Bancshares	3,923	1,488
Acquisition of First Capital Bankers, Inc.	103,184	13,393
Acquisition of Liberty Bancshares	1,160	—
Acquisition of Village Bank & Trust, ssb	9	—
Purchase accounting adjustments to prior year acquisitions (deferred tax adjustments)	508	—

Balance as of December 31, 2005	$261,964	$22,461

Gross core deposit intangibles outstanding were $29.2 million at December 31, 2005 and $14.3 million at December 31, 2004. Purchase accounting adjustments to prior year acquisitions were made to adjust deferred tax asset and liability balances. Goodwill is recorded on the acquisition date of each entity. The Company may record subsequent adjustments to goodwill for amounts undeterminable at acquisition date, such as deferred taxes, and therefore the goodwill amounts reflected in the table above may change accordingly.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Core deposit intangibles are amortized on an accelerated basis over their estimated lives which is 8 years. Amortization expense related to intangible assets totaled $3.9 million in 2005, $1.8 million in 2004 and $818,000 in 2003. The estimated aggregate future amortization expense for intangible assets remaining as of December 31, 2005 is as follows (dollars in thousands):

2006	$4,231
2007	3,940
2008	3,648
2009	3,357
2010	2,964
Thereafter	4,321

Total	$22,461

4. CASH AND DUE FROM BANKS

The Bank is required by the Federal Reserve Bank to maintain average reserve balances. “Cash and due from banks” in the consolidated balance sheets includes amounts so restricted of $34.5 million and $20.9 million at December 31, 2005 and 2004, respectively.

5. SECURITIES

The amortized cost and fair value of investment securities are as follows:

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
	(Dollars in thousands)
Available for Sale
U.S. Treasury securities and obligations of U.S. government agencies.	$231,399	$430	$1,752	$230,077	$230,077
70% non-taxable preferred stock	24,000	—	5,334	18,666	18,666
States and political subdivisions	14,102	1,005	—	15,107	15,107
Collateralized mortgage obligations	8,096	45	34	8,107	8,107
Mortgage-backed securities.	130,014	277	701	129,590	129,590
Qualified Zone Academy Bond	8,000	—	—	8,000	8,000
Other securities	814	—	—	814	814

Total	$416,425	$1,757	$7,821	$410,361	$410,361

Held to Maturity
U.S. Treasury securities and obligations of U.S. government agencies.	$64,950	$409	$564	$64,795	$64,950
States and political subdivisions	17,148	173	31	17,290	17,148
Corporate debt securities	8,550	108	3	8,655	8,550
Collateralized mortgage obligations	214,519	313	5,805	209,027	214,519
Mortgage-backed securities	857,074	721	21,868	835,927	857,074

Total	$1,162,241	$1,724	$28,271	$1,135,694	$1,162,241

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
	(Dollars in thousands)
Available for Sale
U.S. Treasury securities and obligations of U.S. government agencies.	$10,579	$2	$69	$10,512	$10,512
70% non-taxable preferred stock	24,000	—	6,150	17,850	17,850
States and political subdivisions	14,382	1,366	—	15,748	15,748
Collateralized mortgage obligations	13,143	76	35	13,184	13,184
Mortgage-backed securities.	112,050	545	502	112,093	112,093
Qualified Zone Academy Bond	8,000	—	—	8,000	8,000
Equity securities	296	—	—	296	296

Total	$182,450	$1,989	$6,756	$177,683	$177,683

Held to Maturity
U.S. Treasury securities and obligations of U.S. government agencies.	$20,147	$661	$6	$20,802	$20,147
States and political subdivisions	23,317	510	15	23,812	23,317
Corporate debt securities	10,491	301	—	10,792	10,491
Collateralized mortgage obligations	225,851	97	802	225,146	225,851
Mortgage-backed securities	845,303	3,559	4,914	843,948	845,303

Total	$1,125,109	$5,128	$5,737	$1,124,500	$1,125,109

In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Management has the ability and intent to hold its securities until they mature, at which time the Company will receive full value for the securities. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the investments approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities in an unrealized loss position at December 31, 2005 are impaired due to reasons of credit quality. Accordingly, as of December 31, 2005, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s consolidated statements of income.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Securities with unrealized losses segregated by length of time such securities have been in a continuous loss position at December 31, 2005 were as follows:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
U.S. Treasury securities and obligations of U.S. government agencies	$177,152	$1,691	$5,515	$61	$182,667	$1,752
70% non-taxable preferred stock	—	—	18,666	5,334	18,666	5,334
Collateralized mortgage obligations	—	—	2,592	34	2,592	34
Mortgage-backed securities	60,284	460	32,746	241	93,030	701

Total	$237,436	$2,151	$59,519	$5,670	$296,955	$7,821

Held to Maturity
U.S. Treasury securities and obligations of U.S. government agencies	$24,933	$564	$—	$—	$24,933	$564
States and political subdivisions	4,298	18	1,530	13	5,828	31
Corporate debt securities	—	—	1,503	3	1,503	3
Collateralized mortgage obligations	53,384	1,167	134,739	4,638	188,123	5,805
Mortgage-backed securities	343,533	6,767	414,563	15,101	758,096	21,868

Total	$426,418	$8,516	$552,335	$19,755	$978,483	$28,271

At December 31, 2005, there were approximately 185 securities in an unrealized loss position for more than 12 months.

The amortized cost and fair value of investment securities at December 31, 2005, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	December 31, 2005
	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$14,242	$14,275	$5,876	$5,825
Due after one year through five years	71,027	70,964	226,503	225,232
Due after five years through ten years	5,379	5,501	13,026	13,331
Due after ten years	—	—	32,910	28,276

Subtotal.	90,648	90,740	278,315	272,664
Mortgage-backed securities and collateralized mortgage obligations	1,071,593	1,044,954	138,110	137,697

Total	$1,162,241	$1,135,694	$416,425	$410,361

Gross proceeds from the sale of securities classified as available for sale was approximately $3.2 million for the year ended December 31, 2005 and resulted in a loss of $79,000 for the same period. Gross proceeds from the sale of securities classified as available for sale was approximately $20.1 million for the year ended December 31, 2004 and resulted in a gain of $78,000 for the same period.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company does not own securities of any one issuer (other than the U.S. government and its agencies) for which aggregate adjusted cost exceeds 10% of the consolidated shareholders’ equity at December 31, 2005 and 2004.

Securities with an amortized cost of $842.3 million and $790.2 million and a fair value of $823.3 million and $789.6 million at December 31, 2005 and 2004, respectively, were pledged to collateralize public deposits and for other purposes required or permitted by law.

6. LOANS

The loan portfolio consists of various types of loans made principally to borrowers located in South and Southeast Texas, the Houston CMSA, Austin, Corpus Christi and Dallas and is classified by major type as follows:

	December 31,
	2005	2004
	(Dollars in thousands)
Commercial and industrial	$222,773	$144,432
Real estate:
Construction and land development	206,653	109,591
1-4 family residential	313,184	260,453
Home equity	58,729	34,453
Commercial mortgages	566,356	369,151
Farmland	30,920	22,240
Multi-family residential	32,039	18,187
Agriculture	25,429	21,906
Consumer	65,185	52,887
Other	20,859	2,246

Total	1,542,127	1,035,546
Less unearned discount	2	33

Total	$1,542,125	$1,035,513

The Company had $1.4 million in nonperforming assets at December 31, 2005 compared with $1.7 million at December 31, 2004. Interest foregone on nonaccrual loans for the years ended December 31, 2005, 2004 and 2003 was $35,000, $54,000 and $38,000, respectively.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The contractual maturity ranges of the commercial and industrial and construction and land development portfolios and the amount of such loans with predetermined interest rates and floating rates in each maturity range are summarized in the following table:

	December 31, 2005
	One Year or Less	After One Through Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial and industrial	$98,823	$101,891	$22,059	$222,773
Construction and land development	109,839	39,292	57,522	206,653

Total	$208,662	$141,183	$79,581	$429,426

Loans with a predetermined interest rate.	$42,989	$52,713	$24,154	$119,856
Loans with a floating interest rate.	165,673	88,470	55,427	309,570

Total	$208,662	$141,183	$79,581	$429,426

As of December 31, 2005 and 2004, loans outstanding to directors, officers and their affiliates totaled $7.6 million and $7.3 million, respectively. In the opinion of management, all transactions entered into between the Company and such related parties have been, and are, in the ordinary course of business, made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related-party loans is as follows:

	Year Ended December 31,
	2005	2004
	(Dollars in thousands)
Beginning balance	$7,346	$5,589
New loans and reclassified related loans	4,045	4,217
Repayments	(3,771)	(2,460)

Ending balance	$7,620	$7,346

7. ALLOWANCE FOR CREDIT LOSSES

An analysis of activity in the allowance for credit losses is as follows:

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Balance at beginning of year.	$13,105	$10,345	$9,580
Balance acquired in the First Capital and Grapeland acquisitions	4,028	—	—
Balance acquired in the Liberty and Village acquisitions	—	2,365	—
Balance acquired in the Abrams, Dallas Bancshares, MainBancorp and FSBNT acquisitions	—	—	1,900
Addition—provision charged to operations	480	880	483
(Charge-offs) and recoveries:
Loans charged off	(892)	(950)	(2,241)
Loan recoveries	482	465	623

Net charge-offs	(410)	(485)	(1,618)

Balance at end of year.	$17,203	$13,105	$10,345

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	Year Ended December 31,
	2005	2004
	(Dollars in thousands)
Land	$12,969	$8,636
Buildings	39,110	30,236
Furniture, fixtures and equipment	13,993	10,739
Construction in progress	740	74

Total	66,812	49,685
Less accumulated depreciation	(17,568)	(13,892)

Premises and equipment, net	$49,244	$35,793

Depreciation expense was $4.5 million, $2.8 million and $2.5 million for the years ended December 31, 2005, 2004 and 2003 respectively.

9. DEPOSITS

Included in interest-bearing deposits are certificates of deposit in amounts of $100,000 or more. These certificates and their remaining maturities at December 31, 2005 were as follows:

December 31, 2005
(Dollars in thousands)
Three months or less	$188,658
Greater than three through six months	80,731
Greater than six through twelve months	103,911
Thereafter	116,245

Total	$489,545

Interest expense for certificates of deposit in excess of $100,000 was $14.2 million, $8.5 million and $7.4 million, for the years ended December 31, 2005, 2004 and 2003, respectively.

The Company has no brokered deposits and there are no major concentrations of deposits with any one depositor.

10. BORROWINGS

Other borrowings—The Company utilizes borrowings to supplement deposits to fund its lending and investment activities. Borrowings consist of funds from the Federal Home Loan Bank (“FHLB”) and correspondent banks. FHLB advances are considered short-term, overnight borrowings. At December 31, 2005, the Company had $55.4 million in FHLB borrowings which consisted of $38.4 million in long-term FHLB notes payable and $17.0 million in FHLB advances compared with $13.1 million in FHLB borrowings at December 31, 2004, all of which were long-term FHLB notes payable. The $42.3 million increase was primarily attributable to the $2.6 million in FHLB long-term notes payable acquired in the Village acquisition, $30.6 million in FHLB long-term notes payable acquired in the First Capital acquisition and FHLB advances of $17.0 million, partially

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

offset by normal pay downs on the remaining notes. The weighted average interest rate paid on the FHLB advances at period end was 4.4%. The maturity dates on the FHLB notes payable range from the years 2006 to 2028 and have interest rates ranging from 2.79% to 8.80%. The highest outstanding balance of FHLB advances during 2005 was $39.0 million compared with $50.0 million during 2004. The Company had no federal funds purchased at December 31, 2005 or 2004.

Securities sold under repurchase agreements—At December 31, 2005, the Company had $47.0 million in securities sold under repurchase agreements compared with $25.1 million at December 31, 2004, an increase of $21.9 million or 87.5%.

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

The following is a summary of the contract or notional amount of the various financial instruments entered into by the Company:

	December 31,
	2005	2004
	(Dollars in thousands)
Commitments to extend credit	$335,291	$190,845
Standby letters of credit	7,434	5,863

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts disclosed above do not necessarily represent future cash funding requirements. At December 31, 2005, $30.4 million of commitments to extend credit have fixed rates ranging from 3.15% to 18.00%.

Standby letters of credit are written conditional commitments issued by the Company to guarantee the performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

13. INCOME TAXES

The components of the provision for federal income taxes are as follows:

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Current	$17,566	$16,211	$12,203
Deferred.	6,055	1,533	210

Total	$23,621	$17,744	$12,413

The provision for federal income taxes differs from the amount computed by applying the federal income tax statutory rate on income as follows:

	Year Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Taxes calculated at statutory rate	$25,018	$18,358	$13,636
Increase (decrease) resulting from:
Tax-exempt interest	(538)	(612)	(702)
Qualified Zone Academy Bond credit	(373)	(373)	(373)
Dividends received deduction	(126)	(286)	(436)
BOLI income	(139)	—	—
Amortization of CDI and goodwill	—	623	—
Other, net	(221)	34	288

Total	$23,621	$17,744	$12,413

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets and liabilities are as follows:

	December 31,
	2005	2004
	(Dollars in thousands)
Deferred tax assets:
Allowance for credit losses	$5,917	$4,193
Nonaccrual loan interest	—	104
Accrued liabilities	659	349
Bank premises and equipment	—	1,080
Basis difference in loans	—	199
Unrealized loss on available for sale securities	2,165	1,669
Loss carry forwards (expire 2022)	553	1,280
Credit carry forwards (expire 2021)	1,402	2,077
Other	128	282

Total deferred tax assets	10,824	11,233

Deferred tax liabilities:
Accretion on investments	$(1,134)	$(1,196)
Goodwill and core deposit intangibles	(8,550)	(4,879)
Bank premises and equipment	(1,792)	—
Basis difference in loans	(219)	—
Securities premium amortization	—	(205)
Investments in partnerships	(2,033)	(1,259)
Prepaid expenses	(389)	(260)
FHLB dividends	(580)	(98)
Other	—	—

Total deferred tax liabilities.	(14,697)	(7,897)

Net deferred tax (liabilities) assets.	$(3,873)	$3,336

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and estimates of future taxable income over the periods for which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at December 31, 2005. The change in the Company’s deferred tax assets and liabilities include purchase accounting adjustments.

14. STOCK INCENTIVE PROGRAMS

The Company had three stock-based employee compensation plans at December 31, 2005. Prior to 2003, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost was reflected in previously reported results, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. In December 2002, the FASB issued Statement No. 148 (SFAS 148). Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment to FASB Statement No. 123. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 is

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

effective for financial statements for fiscal years ending after December 15, 2002. Effective January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, as provided by SFAS 148 for stock-based employee compensation.

During 1995, the Company’s Board of Directors approved a stock option plan (the “1995 Plan”) for executive officers and key associates to purchase common stock of Bancshares. A total of 675,000 options have been granted under the 1995 plan as of December 31, 2005. The maximum number of shares reserved for issuance pursuant to options granted under the 1995 Plan is 680,000 (after two-for-one and four-for-one stock splits). Options to acquire a total of 53,000 shares of common stock of Bancshares were outstanding at December 31, 2005, of which 2,000 shares were exercisable. The 1995 Plan expired on July 31, 2005 and therefore no additional options may be issued from the Plan.

During 1998, the Company’s Board of Directors and shareholders approved a second stock option plan (the “1998 Plan”) which authorizes the issuance of up to 920,000 (after two-for-one stock split) shares of the common stock of Bancshares under both “non-qualified” and “incentive” stock options to employees and “non-qualified” stock options to directors who are not employees. The 1998 Plan also provides for the granting of restricted stock awards, stock appreciation rights, phantom stock awards and performance awards on substantially similar terms. A total of 886,500 options have been granted under the 1998 plan as of December 31, 2005. Options to purchase a total of 830,000 shares of common stock of Bancshares were outstanding at December 31, 2005, of which 74,350 shares were exercisable.

In December 2004, the Company’s Board of Directors established the Prosperity Bancshares, Inc. 2004 Stock Incentive Plan (the “2004 Plan”), which was approved by the Company’s shareholders on February 23, 2005. The 2004 Plan authorizes the issuance of up to 1,250,000 shares of Common Stock upon the exercise of options granted under the 2004 Plan or upon the grant or exercise, as the case may be, of other awards granted under the 2004 Plan. The 2004 Plan provides for the granting of incentive and nonqualified stock options to employees and nonqualified stock options to directors who are not employees. The 2004 Plan also provides for the granting of shares of restricted stock, stock appreciation rights, phantom stock awards and performance awards on substantially similar terms. A total of 42,500 options and 4,917 shares of restricted stock have been granted under the 2004 Plan as of December 31, 2005. Options to purchase a total of 42,500 shares of common stock of Bancshares were outstanding at December 31, 2005, of which none were exercisable. At December 31, 2005, 4,917 shares of restricted stock were outstanding and subject to forfeiture restrictions.

On September 1, 2002, the Company acquired Paradigm Bancorporation. The options to purchase shares of Paradigm common stock outstanding at the effective time of the transaction were converted into options to purchase a total of 34,673 shares of Bancshares Common Stock at exercise prices ranging from $8.28 to $11.50 per share. The converted options are governed by the original plan under which they were issued. A total of 4,240 options were outstanding at December 31, 2005.

On November 1, 2003, the Company acquired MainBancorp, Inc. A portion of the options to purchase shares of MainBancorp common stock outstanding at the effective time of the transaction were converted at the option of the holder into options to purchase a total of 100,851 shares of Bancshares Common Stock at exercise prices ranging from $8.03 to $16.26 per share. The converted options are governed by the original plan under which they were issued. A total of 31,127 options were outstanding at December 31, 2005.

On August 1, 2004, the Company acquired Liberty Bancshares, Inc. A portion of the options to purchase shares of Liberty Bank common stock outstanding at the effective time of the transaction, at the option of the holder, were converted into options to purchase a total of 107,948 shares of Bancshares Common Stock at exercise prices ranging from $3.66 to $7.79 per share. The converted options were governed by the original plan under which they were issued. No options were outstanding at December 31, 2005.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On March 1, 2005, the Company acquired First Capital Bankers, Inc. The options to purchase shares of First Capital Bankers, Inc. common stock outstanding at the effective time of the transaction were converted into options to purchase a total of 233,779 shares of Bancshares Common Stock at exercise prices ranging from $8.60 to $20.26 per share. The converted options are governed by the original plans under which they were issued. A total of 207,800 options were outstanding at December 31, 2005.

A summary of changes in outstanding options is set forth below:

	Year Ended December 31,
	2005		2004		2003
	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
Options outstanding, beginning of period	918,409	$19.64	599,692	$11.69	684,153	$8.65
Options granted	410,279 (1)	22.35	576,948 (2)	22.69	164,851 (3)	14.58
Options forfeited	(36,923)	24.43	(52,000)	19.65	(78,674)	15.91
Options exercised	(123,098)	8.81	(206,231)	4.60	(170,638)	5.83

Options outstanding, end of period	1,168,667	$21.58	918,409	$19.64	599,692	$11.69

(1)	Includes options to acquire 233,779 shares of Bancshares Common Stock assumed in connection with the First Capital acquisition.
(2)	Includes options to acquire 107,948 shares of Bancshares Common Stock assumed in connection with the Liberty acquisition.
(3)	Includes options to acquire 100,851 shares of Bancshares Common Stock assumed in connection with the MainBancorp acquisition.

At December 31, 2005, there were 319,517 options exercisable under all plans at a weighted average price of $17.27 and 123,098 options were exercised. At December 31, 2004, there were 85,209 options exercisable under all plans at a weighted average exercise price of $14.00. During 2004, 206,231 options were exercised. At December 31, 2003, there were 79,192 options exercisable under all plans at a weighted average exercise price of $9.68 and 170,638 options were exercised.

During 2005, the Company granted 15,000 options under the 1995 Plan, 119,000 options under the 1998 Plan and 42,500 options under the 2004 Plan. The options were granted at exercise prices ranging from $25.57 per share to $30.99 per share. Compensation expense in the amount of $619,000 was recorded.

During 2004, the Company granted 469,000 options under the 1998 Plan. The options were granted at exercise prices ranging from $23.60 per share to $27.02 per share. Compensation expense in the amount of $141,000 was recorded.

During 2003, the Company granted 64,000 options under the 1998 Plan. The options were granted at exercise prices ranging from $19.30 per share to $23.10 per share. Compensation expense in the amount of $25,000 was recorded.

The weighted-average fair value of the stock options granted on the respective grant dates ranged from $5.05 to $6.40 in 2005 and ranged from $5.09 to $6.94 in 2004 respectively. The weighted-average remaining contractual life of options outstanding as of December 31, 2005 ranged from 9.16 years to 9.92 years for the options granted in 2005 and ranged from 8.05 years to 8.80 years for the options granted in 2004, respectively.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average fair value of the stock options on the grant dates ranged from $5.09 to $6.94 in 2004 and ranged from $3.89 to $5.13 in 2003 respectively. The weighted-average remaining contractual life of options outstanding as of December 31, 2005 ranged from 8.05 years to 8.80 years for the options granted in 2004 and ranged from 7.35 years to 7.84 years for the options granted in 2003, respectively.

The fair value of options was estimated using an option-pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2005	2004	2003
Expected life	4.50	5.82	4.50
Risk free interest rate	3.93%	3.56%	2.58%
Volatility	19.00%	22.00%	23.00%
Dividend yield	1.19%	1.13%	1.25%

The following table presents information relating to the Company’s stock options outstanding at December 31, 2005:

	Options Outstanding 2005			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Number Outstanding	Weighted Average Exercise Price
$ 0.00 - $ 5.00	36,000	$3.125	2.17	$—	$—
$ 5.01 - $10.00	9,329	8.12	3.10	9,329	8.12
$10.01 - $15.00	113,671	10.19	5.63	42,671	10.48
$15.00 - $20.00	268,017	17.62	5.39	150,367	17.44
$20.01 - $25.00	187,150	21.49	5.96	117,150	20.26
$25.01 - $31.00	554,500	27.28	8.94	—	—

	1,168,667	$21.58	7.07	$319,517	$17.27

15. PROFIT SHARING PLAN

The Company has adopted a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code whereby the participants may contribute a percentage of their compensation as permitted under the Code. Matching contributions are made at the discretion of the Company. Presently, the Company matches 50% of an employee’s contributions, up to 15% of such employee’s compensation, not to exceed the maximum allowable pursuant to the Internal Revenue Code and excluding catch-up contributions. Such matching contributions were approximately $866,000, $681,000 and $593,000, for the years ended December 31, 2005, 2004 and 2003, respectively.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. COMMITMENTS AND CONTINGENCIES

Leases—The following table presents a summary of non-cancelable future operating lease commitments as of December 31, 2005 (dollars in thousands):

2006.	$2,987
2007.	2,601
2008	2,131
2009	1,679
2010	1,300
Thereafter	2,966

Total	$13,664

It is expected that in the normal course of business, expiring leases will be renewed or replaced by leases on other property or equipment.

Rent expense under all noncancelable operating lease obligations aggregated approximately $3.0 million for the year ended December 31, 2005, $1.8 million for the year ended December 31, 2004 and $1.3 million for the year ended December 31, 2003.

Litigation—The Company has been named as a defendant in various legal actions arising in the normal course of business. In the opinion of management, after reviewing such claims with outside counsel, resolution of such matters will not have a materially adverse impact on the consolidated financial statements.

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

To meet the capital adequacy requirements, the Company and the Bank must maintain minimum capital amounts and ratios as defined in the regulations. Management believes, as of December 31, 2005 that the Company and the Bank met all capital adequacy requirements to which they are subject.

At December 31, 2005, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There have been no conditions or events since that notification which management believes have changed the Bank’s category.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the Company’s and the Bank’s capital ratios at December 31, 2005 and 2004:

	Actual		For Capital Adequacy Purposes		To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
CONSOLIDATED:
As of December 31, 2005:
Total Capital (to Risk Weighted Assets)	$271,470	16.37%	$132,636	8.0%	N/A	N/A
Tier I Capital (to Risk Weighted Assets)	254,267	15.34	66,318	4.0	N/A	N/A
Tier I Capital (to Average Tangible Assets)	254,267	7.83	97,366	3.0	N/A	N/A
As of December 31, 2004:
Total Capital (to Risk Weighted Assets)	$173,179	14.67%	$94,411	8.0%	N/A	N/A
Tier I Capital (to Risk Weighted Assets)	160,074	13.56	47,205	4.0	N/A	N/A
Tier I Capital (to Average Tangible Assets)	160,074	6.30	76,218	3.0	N/A	N/A

	Actual		For Capital Adequacy Purposes		To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
PROSPERITY BANK® ONLY:
As of December 31, 2005:
Total Capital (to Risk Weighted Assets)	$265,486	16.08%	$132,105	8.0%	$165,131	10.0%
Tier I Capital (to Risk Weighted Assets)	248,283	15.04	66,052	4.0	99,079	6.0
Tier I Capital (to Average Tangible Assets)	248,283	7.67	97,165	3.0	161,941	5.0
As of December 31, 2004:
Total Capital (to Risk Weighted Assets)	$167,157	14.20%	$94,156	8.0%	$117,695	10.0%
Tier I Capital (to Risk Weighted Assets)	154,052	13.09	47,078	4.0	70,617	6.0
Tier I Capital (to Average Tangible Assets)	154,052	6.07	76,120	3.0	126,867	5.0

Dividends paid by Bancshares and the Bank are subject to restrictions by certain regulatory agencies. Dividends paid by Bancshares during the years ended December 31, 2005, 2004 and 2003 were $9.6 million, $6.7 million and $4.9 million, respectively. Dividends paid by the Bank to Bancshares during the years ended December 31, 2005, 2004 and 2003 were $6.0 million, $40.0 million and $37.0 million, respectively.

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

Federal Funds Sold—The carrying amount is a reasonable estimate of fair value.

Securities—For securities held as investments, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans Held for Investment—For certain homogeneous categories of loans (such as some residential mortgages and other consumer loans), fair value is estimated by discounting the future cash flows using the risk-free Treasury rate for the applicable maturity, adjusted for servicing and credit risk. The carrying value of variable rate loans approximates fair value because the loans reprice frequently to current market rates.

Deposits—The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

Junior Subordinated Debentures—The fair value of the junior subordinated debentures was calculated using the quoted market prices, if available. If a quoted market prices are not available, fair value is estimated using quoted market prices for similar subordinated debentures.

Other Borrowings—Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt using a discounted cash flows methodology.

Securities Sold Under Repurchase Agreements—The fair value of securities sold under repurchase agreements is the amount payable on demand at the reporting date.

Federal Home Loan Bank Notes Payable—Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt using a discounted cash flows methodology.

Off-Balance Sheet Financial Instruments—The fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreement and the present creditworthiness of the counterparties.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated fair values of the Company’s interest-earning financial instruments are as follows:

	December 31,
	2005		2004
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash and due from banks	$91,518	$91,518	$58,760	$58,760
Interest bearing deposits in financial institutions	297	297	200	200
Federal funds sold	5,846	5,846	79,150	79,150
Held to maturity securities	1,162,241	1,135,694	1,125,109	1,124,500
Available for sale securities	410,361	410,361	177,683	177,683
Loans held for investment	1,542,125	1,526,419	1,035,513	1,046,218
Less allowance for credit losses	(17,203)	(17,203)	(13,105)	(13,105)

Total	$3,195,185	$3,152,932	$2,463,310	$2,473,406

Financial liabilities:
Deposits	$2,920,318	$2,917,559	$2,317,076	$2,322,213
Junior subordinated debentures	75,775	74,110	47,424	42,795
Other borrowings	17,000	17,000	—	—
Securities sold under repurchase agreements	46,985	46,985	25,058	25,058
Federal Home Loan Bank notes payable	38,404	38,792	13,116	14,021

Total	$3,098,482	$3,094,446	$2,402,674	$2,404,087

The differences in fair value and carrying value of commitments to extend credit and standby letters of credit were not material at December 31, 2005 and 2004.

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. JUNIOR SUBORDINATED DEBENTURES

At December 31, 2005, the Company had six issues of junior subordinated debentures outstanding totaling $75.8 million compared with four issues totaling $47.4 million at December 31, 2004 as shown in the following table. The Company assumed $28.4 million in junior subordinated debentures in connection with the First Capital acquisition in 2005.

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate(5)	Junior Subordinated Debt Owed to Trusts	Maturity Date(6)
Paradigm Capital Trust II(1)	Feb. 20, 2001	$6,000,000	3-month LIBOR + 4.50%	$6,186,000	Feb. 20, 2031
Prosperity Statutory Trust II	July 31, 2001	15,000,000	3-month LIBOR + 3.58%, not to exceed 12.50%	15,464,000	July 31, 2031
First Capital Statutory Trust I(2)	Mar. 26, 2002	20,000,000	3-month LIBOR + 3.60%	20,619,000	Mar. 26, 2032
First Capital Statutory Trust II(2)	Sept. 26, 2002	7,500,000	3-month LIBOR + 3.40%	7,732,000	Sept. 26, 2032
Prosperity Statutory Trust III	Aug. 15, 2003	12,500,000	6.50%(3)	12,887,000	Sept. 17, 2033
Prosperity Statutory Trust IV	Dec. 30, 2003	12,500,000	6.50%(4)	12,887,000	Dec. 30, 2033

(1)	Assumed in connection with the Paradigm acquisition on September 1, 2002 and fully redeemed on February 28, 2006.
(2)	Assumed in connection with the First Capital acquisition on March 1, 2005.
(3)	The debentures bear a fixed interest rate until September 17, 2008, when the rate begins to float on a quarterly basis based on the three-month LIBOR plus 3.00%.
(4)	The debentures bear a fixed interest rate until December 30, 2008, when the rate begins to float on a quarterly basis based on the three-month LIBOR plus 2.85%.
(5)	The 3-month LIBOR in effect as of December 31, 2005 was 4.53%.
(6)	The debentures are callable five years after issuance date.

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In late 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46R (FIN 46R), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (Revised December 2003). FIN 46R requires that trust preferred securities be deconsolidated from the Company’s consolidated financial statements. The Company adopted FIN 46R on January 1, 2004 and as a result, no longer reflects the trust preferred securities in its consolidated financial statements. Instead, the junior subordinated debentures are shown as liabilities in the Company’s consolidated balance sheets and interest expense associated with the junior subordinated debentures is shown as interest expense in the Company’s consolidated statements of income.

20. PARENT COMPANY ONLY FINANCIAL STATEMENTS

PROSPERITY BANCSHARES, INC.

(Parent Company Only)

CONDENSED BALANCE SHEETS

	December 31,
	2005	2004
	(Dollars in thousands)
ASSETS
Cash	$2,166	$4,614
Investment in subsidiary	528,262	311,656
Investment in Prosperity Statutory Trust II	464	464
Investment in Prosperity Statutory Trust III	387	387
Investment in Prosperity Statutory Trust IV	387	387
Investment in Paradigm Capital Trust II	186	186
Investment in First Capital Statutory Trust I	619	—
Investment in First Capital Statutory Trust II	232	—
Goodwill, net	3,983	3,983
Other assets	4,355	1,753

TOTAL	$541,041	$323,430

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accrued interest payable and other liabilities	$549	$359
Junior subordinated debentures	75,775	47,424

Total liabilities	76,324	47,783

SHAREHOLDERS’ EQUITY:
Common stock	27,858	22,418
Capital surplus.	280,525	134,288
Retained earnings	160,883	122,647
Unrealized loss on available for sale securities, net of tax benefit	(3,942)	(3,099)
Less treasury stock, at cost, 37,088 shares	(607)	(607)

Total shareholders’ equity	464,717	275,647

TOTAL	$541,041	$323,430

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PROSPERITY BANCSHARES, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
OPERATING INCOME:
Dividends from subsidiaries	$6,000	$40,000	$37,900
Other income	142	112	79

Total income	6,142	40,112	37,979

OPERATING EXPENSE:
Junior subordinated debentures interest expense	4,895	4,046	2,630
Stock option compensation expense	619	141	26
Other expenses	484	228	252

Total operating expense	5,998	4,415	2,908

INCOME BEFORE INCOME TAX BENEFIT AND EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	143	35,697	35,071
FEDERAL INCOME TAX BENEFIT	1,833	1,498	990

INCOME BEFORE EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	1,976	37,195	36,061
EQUITY (DISTRIBUTIONS IN EXCESS OF EARNINGS) IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	45,884	(2,488)	(9,513)

NET INCOME	$47,860	$34,707	$26,548

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PROSPERITY BANCSHARES, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$47,860	$34,707	$26,548
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(45,883)	2,488	9,513
Stock option compensation expense	619	141	25
Restricted stock award	132	—	—
(Increase) decrease in other assets	(277)	(1,508)	369
(Decrease) increase in accrued interest payable and other liabilities	(117)	37	(189)

Net cash provided by operating activities	2,334	35,865	36,266

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions	—	(28,016)	(44,805)
Cash acquired from acquisitions	3,757	—	—
Capital contribution to subsidiary	—	(10)	—

Net cash provided by (used in) investing activities	3,757	(28,026)	(44,805)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	1,085	1,047	995
Redemption of junior subordinated debentures (net)	—	(12,000)	—
Payments of cash dividends	(9,624)	(6,670)	(4,855)
Proceeds from issuance of junior subordinated debentures (net)	—	—	24,770

Net cash (used in) provided by financing activities	(8,539)	(17,623)	20,910

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,448)	(9,784)	12,371
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,614	14,398	2,027

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,166	$4,614	$14,398

21. SUBSEQUENT EVENT

On February 28, 2006, the Company redeemed in full the $6.2 million in junior subordinated debentures issued to Paradigm Capital Trust II. Paradigm Capital Trust II in turn redeemed in full the trust preferred securities and common securities it issued.

Exhibit index:

Each exhibit marked with an asterisk is filed or furnished, as indicated, with this Annual Report on Form 10-K.

Exhibit Number(1)		Description
2.1	—

Agreement and Plan of Reorganization dated as of November 16, 2005 by and between the Company and SNB Bancshares, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed November 17, 2005)

2.2	—

Agreement and Plan of Reorganization, dated as of October 25, 2004, by and between the Company and First Capital Bankers, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-121767))

2.3	—

Agreement and Plan of Reorganization dated as of May 1, 2002 by and between Prosperity Bancshares, Inc. and Paradigm Bancorporation, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-91248))

2.4	—

Stock Purchase Agreement dated as of February 22, 2002 by and between Prosperity Bancshares, Inc. and American Bancorp of Oklahoma, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)

2.5	—

Agreement and Plan of Reorganization dated as of April 26, 2002 by and among Prosperity Bancshares, Inc., Prosperity Bank and The First State Bank (incorporated herein by reference to Exhibit 2.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002)

2.6	—

Agreement and Plan of Reorganization by and between the Prosperity Bancshares, Inc and Commercial Bancshares, Inc. dated November 8, 2000 (incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-52342))

2.7	—

Agreement and Plan of Reorganization by and between Prosperity Bancshares, Inc. and South Texas Bancshares, Inc. dated June 17, 1999 (incorporated herein by reference to Exhibit 2.1 to the Company’s Form 10-Q for the quarter ended June 30, 1999)

2.8	—

Agreement and Plan of Reorganization dated June 5, 1998 by and among Prosperity, Prosperity Bank and Union State Bank (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267))

3.1	—	Amended and Restated Articles of Incorporation of Prosperity (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267))

3.2	—	Amended and Restated Bylaws of Prosperity (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 10, 2006)

4.1	—	Form of certificate representing shares of Prosperity common stock (incorporated herein by reference to Exhibit 4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267))

4.2	—

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

4.3	—

Amended and Restated Declaration of Trust of Prosperity Statutory Trust II dated as of July 31, 2001 (incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

4.4	—

Guarantee Agreement dated as of July 31, 2001 by and between Prosperity Bancshares, Inc. and State Street Bank and Trust Company of Connecticut, National Association (incorporated herein by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

Exhibit Number(1)		Description
10.1†	—	Prosperity Bancshares, Inc. 1995 Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267))

10.2†	—	Prosperity Bancshares, Inc. 1998 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267))

10.3†	—	Prosperity Bancshares, Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4 (Registration No. 333-121767))

10.4†	—

Amended and Restated Employment Agreement by and between Prosperity Bank and David Zalman (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 24, 2005)

10.5†	—

Amended and Restated Employment Agreement by and between Prosperity Bank and H. E. Timanus, Jr. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 24, 2005)

10.6†	—

Termination Agreement dated as of December 8, 2005 by and among Prosperity Bancshares, Inc., Prosperity Bank and D. Michael Hunter (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 9, 2005)

10.7†	—

Non-Competition Agreement dated as of December 8, 2005 by and among Prosperity Bancshares, Inc., Prosperity Bank and D. Michael Hunter (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 9, 2005)

10.8†	—	Paradigm Bancorporation, Inc. 1999 Stock Incentive Plan (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-100815))

10.9†	—	MainBancorp, Inc. 1996 Employee Stock Option Plan (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-110755))

10.10†	—	Form of MainBancorp, Inc. Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-110755))

10.11†	—	First Capital Bankers, Inc. 1996 Executive Stock Option Plan (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.12†	—

First Capital Bankers, Inc. Amended and Restated 1998 Stock Option Plan (incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

21.1*	—	Subsidiaries of Prosperity Bancshares, Inc.

23.1*	—	Consent of Deloitte & Touche LLP

31.1*	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract or compensatory plan or arrangement.
*	Filed with this Annual Report on Form 10-K.
(1)

The Company has other long-term debt agreements that meet the exclusion set forth in Section 601(b)(4)(iii)(A) of Regulation S-K. The Company hereby agrees to furnish a copy of such agreements to the Commission upon request.