Form 10-Q
period 2006-03-31
PROSPERITY BANCSHARES INC
filed 2006-05-10
CIK 1068851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

                Large accelerated filer:  ☐                Accelerated filer:  ☒                    Non-accelerated filer:  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 1, 2006, there were 32,356,553 shares of the registrant’s Common Stock, par value $1.00 per share, outstanding.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

1

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

PROSPERITY BANCSHARES, INC®. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2006	December 31, 2005
	(Dollars in thousands, except share data)
ASSETS
Cash and due from banks	$77,056	$91,518
Federal funds sold	5,949	5,846

Total cash and cash equivalents	83,005	97,364
Interest bearing deposits in financial institutions	297	297
Available for sale securities, at fair value (amortized cost of $402,863 and $416,425, respectively)	396,493	410,361
Held to maturity securities, at cost (fair value of $1,124,330, and $1,135,694, respectively	1,158,535	1,162,241
Loans held for investment	1,561,467	1,542,125
Less allowance for credit losses	(17,312)	(17,203)

Loans, net	1,544,155	1,524,922
Accrued interest receivable	14,955	16,105
Goodwill	263,406	261,964
Core deposit intangibles, net of accumulated amortization of $7.8 million and $6.7 million, respectively	21,100	22,461
Bank premises and equipment, net	48,316	49,244
Other real estate owned	37	239
Bank Owned Life Insurance (BOLI), net	13,796	13,676
Leased assets	4,275	4,464
Other assets	23,243	22,644

TOTAL ASSETS	$3,571,613	$3,585,982

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$692,713	$674,407
Interest-bearing	2,222,629	2,245,911

Total deposits	2,915,342	2,920,318
Other borrowings	38,184	55,404
Securities sold under repurchase agreements	46,957	46,985
Accrued interest payable	5,117	6,546
Other liabilities	20,967	16,237
Junior subordinated debentures	69,589	75,775

Total liabilities	3,096,156	3,121,265

SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $1 par value; 50,000,000 shares authorized; 27,906,282 and 27,857,887 shares issued at March 31, 2006 and December 31, 2005, respectively; 27,869,194 and 27,820,799 shares outstanding at March 31, 2006 and December 31, 2005, respectively	27,906	27,858
Capital surplus	281,338	280,525
Retained earnings	170,960	160,883
Accumulated other comprehensive loss — net unrealized loss on available for sale securities, net of tax benefit of $2,229 and $2,122, respectively	(4,140)	(3,942)
Less treasury stock, at cost, 37,088 shares	(607)	(607)

Total shareholders’ equity	475,457	464,717

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,571,613	$3,585,982

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$28,482	$19,670
Securities:
Taxable	16,555	13,447
Nontaxable	300	346
70% nontaxable preferred dividends	141	128
Federal funds sold	203	441
Deposits in other financial institutions	3	1

Total interest income	45,684	34,033

INTEREST EXPENSE:
Deposits	14,093	8,271
Junior subordinated debentures	1,397	889
Note payable and other borrowings	1,004	396

Total interest expense	16,494	9,556

NET INTEREST INCOME	29,190	24,477
PROVISION FOR CREDIT LOSSES	120	120

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	29,070	24,357

NONINTEREST INCOME:
Customer service fees	6,325	5,408
Other	1,342	1,125

Total noninterest income	7,667	6,533

NONINTEREST EXPENSE:
Salaries and employee benefits	9,195	8,531
Net occupancy expense	1,681	1,371
Depreciation expense	1,175	970
Data processing	811	596
Communications expense	1,055	820
Core deposit intangibles amortization	1,067	723
Other	2,265	2,823

Total noninterest expense	17,249	15,834

INCOME BEFORE INCOME TAXES	19,488	15,056
PROVISION FOR INCOME TAXES	6,624	4,502

NET INCOME	$12,864	$10,554

EARNINGS PER SHARE
Basic	$0.46	$0.44

Diluted	$0.46	$0.43

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
	(Dollars in thousands, except share data)
BALANCE AT JANUARY 1, 2005	22,418,128	22,418	134,288	122,647	(3,099)	(607)	275,647
Comprehensive Income:
Net income				47,860			47,860
Net change in unrealized loss on available for sale securities					(894)		(894)
Add: Reclassification adjustment for net losses included in net income, net of tax benefit of $28					51		51

Total comprehensive income							47,017

Sale of common stock in connection with the exercise of stock options	123,098	123	962				1,085
Common stock issued in connection with restricted stock awards	4,917	5	127				132
Common stock issued in connection with the First Capital acquisition	5,078,856	5,079	137,439				142,518
Common stock issued in connection with the Grapeland acquisition	232,888	233	6,894				7,127
Stock based compensation expense			619				619
Cash dividends declared, $0.35 per share				(9,624)			(9,624)
Other			196				196

BALANCE AT DECEMBER 31, 2005	27,857,887	$27,858	$280,525	$160,883	$(3,942)	$(607)	$464,717
Comprehensive income:
Net income				12,864			12,864
Net change in unrealized loss on available for sale securities					(198)		(198)

Total comprehensive income							12,666

Sale of common stock in connection with the exercise of stock options	48,395	48	641				689
Stock based compensation expense			172				172
Cash dividends declared, $0.10 per share				(2,787)			(2,787)

BALANCE AT MARCH 31, 2006	27,906,282	$27,906	$281,338	$170,960	$(4,140)	$(607)	$475,457

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,864	$10,554
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,242	1,693
Provision for credit losses	120	120
Net amortization of discount/premium on investments	308	897
Stock based compensation expense	172	130
Gain on sale of other real estate	(10)	(67)
Loss on sale of premises and equipment	—	14
(Increase) decrease in other assets and accrued interest receivable	(152)	4,045
Increase (decrease) in accrued interest payable and other liabilities	2,882	(797)

Net cash provided by operating activities	18,426	16,589

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of held to maturity securities	57,683	55,104
Purchase of held to maturity securities	(54,166)	(88,952)
Proceeds from maturities and principal paydowns of available for sale securities	12,443	13,986
Purchase of available for sale securities	—	(25,000)
Proceeds from sales of available for sale securities	1,000	—
Net (increase) decrease in loans	(19,372)	1,484
Purchase of Grapeland Bancshares, Inc.	(65)	—
Purchase of First Capital Bankers, Inc.	—	(375)
Cash and cash equivalents acquired in the purchase of First Capital Bankers, Inc.	—	58,972
Purchase of bank premises and equipment	(273)	(338)
Net decrease in interest-bearing deposits in financial institutions	—	100
Net proceeds from sale of bank premises, equipment, and other real estate	287	441

Net cash (used in) provided by investing activities	(2,463)	15,422

(Table continued on following page)

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits	$18,306	$(13,478)
Net decrease in interest-bearing deposits	(23,282)	(27,068)
Net repayments of lines of credit	(17,220)	(330)
Net (repayments) proceeds from securities sold under repurchase agreements	(28)	668
Redemption of Paradigm Capital Trust II, net	(6,000)	—
Proceeds from exercise of stock options	689	76
Payments of cash dividends	(2,787)	(2,298)

Net cash used in financing activities	(30,322)	(42,430)

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(14,359)	$(10,419)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	97,364	137,910

CASH AND CASH EQUIVALENTS, END OF PERIOD	$83,005	$127,491

NONCASH ACTIVITIES:
Stock issued in connection with the First Capital Bankers, Inc. acquisition	—	142,518

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

( (UNAUDITED)

1. BASIS OF PRESENTATION

The interim consolidated financial statements include the accounts of Prosperity Bancshares, Inc. ® (the “Company”) and its wholly-owned subsidiaries, Prosperity Bank ®(the “Bank”) and Prosperity Holdings of Delaware, LLC. All significant inter-company transactions and balances have been eliminated.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

2. INCOME PER COMMON SHARE

The following table illustrates the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Net income available to shareholders	$12,864	$10,554
Weighted average shares outstanding	27,850	24,080
Potential dilutive shares	296	277

Weighted average shares and equivalents outstanding	28,146	24,357

Basic earnings per share	$0.46	$0.44

Diluted earnings per share	$0.46	$0.43

3. NEW ACCOUNTING STANDARDS

SFAS No. 123(R), “Share-Based Payment (Revised 2004).” SFAS 123(R) establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS 123(R) eliminates the ability to account for stock-based compensation using Accounting Pronouncements Board (“APB”) 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. SFAS 123(R) applies to new awards, modified awards and to awards cancelled after January 1, 2006.
SFAS 123(R) was effective on January 1, 2006 and its adoption did not have a material impact on the Company’s financial statements. The Company had previously adopted SFAS No. 123 on January 1, 2003. The Company recorded $172,000 in stock based compensation expense for the three months ended March 31, 2006. There was no income tax benefit recorded for the stock based compensation.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

(UNAUDITED)

On March 29, 2005, the SEC issued Staff Accounting Bulletin (“SAB”) 107 to provide public companies additional guidance in applying the provisions of SFAS No. 123(R). Among other things, SAB 107 describes the SEC staff’s expectations in determining the assumptions that underlie the fair value estimates and discusses the interaction of SFAS 123(R) with certain existing SEC guidance. The guidance is also beneficial to users of financial statements in analyzing the information provided under SFAS 123(R). SAB 107 was applied upon the adoption of SFAS 123(R).

4. GOODWILL AND CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles for the three months ended March 31, 2006 were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)
Balance as of December 31, 2005	$261,964	$22,461
Amortization	—	(1,067)
Acquisition of Grapeland Bancshares, Inc.	655	(294)
Acquisition of First Capital Bankers, Inc.	371	—
Acquisitions prior to December 31, 2004 (deferred taxes)	416	—

Balance as of March 31, 2006	$263,406	$21,100

Gross core deposit intangibles outstanding were $28.9 million at March 31, 2006 and $29.2 million at December 31, 2005. Purchase accounting adjustments to prior year acquisitions were made to adjust deferred tax asset and liability balances. Goodwill is recorded on the acquisition date of each entity. The Company may record subsequent adjustments to goodwill for amounts undeterminable at acquisition date, such as deferred taxes, and therefore the goodwill amounts reflected in the table above may change accordingly. The Company initially records the total premium paid on acquisitions as goodwill. After a third party valuation, core deposit intangibles are identified and reclassified from goodwill to core deposit intangibles on the balance sheet. This reclassification had no effect on total assets, liabilities, shareholders’ equity, net income or cash flows.

5. STOCK BASED COMPENSATION

The Company had two stock-based employee compensation plans at March 31, 2006 and four stock option plans assumed in connection with acquisitions under which no additional options will be granted. Prior to 2003, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The Company adopted SFAS 123(R) on January 1, 2006. The Company recorded $172,000 and $130,000 in stock-based compensation expense for the three months ended March 31, 2006 and 2005, respectively. There was no income tax benefit recorded for the stock-based compensation expense for the same periods.

Stock options are issued at the current market price on the date of the grant, subject to a pre-determined vesting period with a contractual term of 10 years. Options assumed in connection with acquisitions also have a contractual term of 10 years from date of acquisition. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. Stock-based compensation expense is recognized ratably over the requisite service period for all awards.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

(UNAUDITED)

The fair value of options was estimated using an option-pricing model with the following weighted average assumptions:

	March 31, 2006	March 31, 2005
Expected life	4.73	4.69
Risk free interest rate	4.18%	4.32%
Volatility	21.64%	21.63%
Dividend yield	1.29%	1.42%

A summary of changes in outstanding options during the three months ended March 31, 2006 is set forth below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)			(Dollars in thousands)
Options outstanding, beginning of period	1,169	$21.58
Options granted	—
Options forfeited	(17)	27.47
Options exercised	(49)	14.25

Options outstanding, end of period	1,103	$21.81	7.91	$9,268

Options exercisable, end of period	283	$17.19	7.80	$3,686

The weighted-average grant-date fair value of the options granted during 2005 was $5.62. No options were granted during the three months ended March 31, 2006. The total intrinsic value of the options exercised during the three month periods ended March 31, 2006 and 2005 was $772.2 million and $361.8 million, respectively. The total fair value of shares vested during the three month period ended March 31, 2006 was $4,920.

A summary of changes in non-vested options is set forth below:

	Three Months Ended March 31,
	2006		2005
	Number of Options	Weighted Average Grant Date Fair Value	Number of Options	Weighted Average Grant Date Fair Value
	(In thousands)		(In thousands)
Non-vested options outstanding, beginning of period	849	$5.52	833	$4.95
Options granted	—		103	5.62
Non-vested options forfeited	(17)	5.59	—	—
Options vested	(12)	0.41	(12)	0.41

Non-vested options outstanding, end of period	820	$5.59	924	$5.09

The Company received $689,000 and $76,000 in cash from the exercise of stock options during the three month periods ended March 31, 2006 and 2005, respectively. There was no tax benefit realized from option exercises of the share-based payment arrangements during the three month periods ended March 31, 2006 and 2005.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2006

(UNAUDITED)

As of March 31, 2006, there was $2.1 million of total unrecognized compensation expense related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.56 years.

6. SUBSEQUENT EVENTS

On April 1, 2006, the Company completed its acquisition of SNB Bancshares, Inc. (“SNB”), Sugar Land, Texas. Under the terms of the merger agreement, SNB was merged into the Company and subsequently, SNB’s wholly owned subsidiary, Southern National Bank of Texas, was merged into the Bank. The Company issued approximately 4.448 million shares of its common stock and approximately $93.3 million in cash for all of the issued and outstanding capital stock of SNB. In addition, options to acquire 762,950 shares of SNB common stock were converted into options to acquire approximately 468,000 shares of Company common stock. All remaining options to acquire SNB common stock were cancelled and redeemed for cash. In connection with the merger, the Company assumed $30.9 million in junior subordinated debentures issued to three subsidiary trusts. SNB was publicly traded and operated five (5) banking offices in Fort Bend County, Houston and Katy, Texas and two (2) stand alone motor banks in Houston, Texas. At the time of acquisition, SNB had an additional banking office under construction in Katy, Texas, which will become a full-service banking center of the Company upon completion. As of December 31, 2005, SNB had, on a consolidated basis, total assets of $1.025 billion, loans (including loans held for sale) of $652.8 million, deposits of $892.0 million and shareholders’ equity of $82.5 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Cautionary Notice Regarding Forward-Looking Statements

Statements and financial discussion and analysis contained in this quarterly report on Form 10-Q that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on assumptions and involve a number of risks and uncertainties, many of which are beyond the Company’s control. Many possible events or factors could affect the future financial results and performance of the Company and could cause such results or performance to differ materially from those expressed in the forward-looking statements. These possible events or factors include, without limitation:

•	changes in interest rates and market prices, which could reduce the Company’s net interest margins, asset valuations and expense expectations;

•	changes in the levels of loan prepayments and the resulting effects on the value of the Company’s loan portfolio;

•	changes in local economic and business conditions which adversely affect the Company’s customers and their ability to transact profitable business with the company, including the ability of the Company’s borrowers to repay their loans according to their terms or a change in the value of the related collateral;

•	increased competition for deposits and loans adversely affecting rates and terms;

•	the timing, impact and other uncertainties of any future acquisitions, including the Company’s ability to identify suitable future acquisition candidates, the success or failure in the integration of their operations, and the ability to enter new markets successfully and capitalize on growth opportunities;

•	increased credit risk in the Company’s assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of the total loan portfolio;

•	the failure of assumptions underlying the establishment of and provisions made to the allowance for credit losses;

•	changes in the availability of funds resulting in increased costs or reduced liquidity;

•	increased asset levels and changes in the composition of assets and the resulting impact on the Company’s capital levels and regulatory capital ratios;

•	the Company’s ability to acquire, operate and maintain cost effective and efficient systems without incurring unexpectedly difficult or expensive but necessary technological changes;

•	the loss of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensation levels;

•	changes in statutes and government regulations or their interpretations applicable to financial holding companies and the Company’s present and future banking and other subsidiaries, including changes in tax requirements and tax rates;

•	acts of terrorism, an outbreak of hostilities or other international or domestic calamities, weather or other acts of God and other matters beyond the Company’s control; and

•	other risks and uncertainties listed from time to time in the Company’s reports and documents filed with the Securities and Exchange Commission.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company’s interim consolidated financial statements and accompanying notes. This section should be read in conjunction with the Company’s interim consolidated financial statements and accompanying notes included elsewhere in this report and with the consolidated financial statements and accompanying notes and other detailed information appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

COMPLETION OF ACQUISITION OF SNB BANCSHARES, INC.

On April 1, 2006, the Company completed its acquisition of SNB Bancshares, Inc. (“SNB”), Sugar Land, Texas. Under the terms of the merger agreement, SNB was merged into the Company and subsequently, SNB’s wholly owned subsidiary, Southern National Bank of Texas, was merged into the Bank. The Company issued approximately 4.448 million shares of its common stock and approximately $93.3 million in cash for all of the issued and outstanding capital stock of SNB. In addition, options to acquire 762,950 shares of SNB common stock were converted into options to acquire approximately 468,000 shares of Company common stock. All remaining options to acquire SNB common stock were cancelled and redeemed for cash. In connection with the merger, the Company assumed $30.9 million in junior subordinated debentures issued to subsidiary trusts. SNB was publicly traded and operated five (5) banking offices in Fort Bend County, Houston and Katy, Texas and two (2) stand alone motor banks in Houston, Texas. At the time of acquisition, SNB had an additional banking office under construction in Katy, Texas, which will become a full-service banking center of the Company upon completion. As of December 31, 2005, SNB had, on a consolidated basis, total assets of $1.025 billion, loans (including loans held for sale) of $652.8 million, deposits of $892.0 million and shareholders’ equity of $82.5 million.

OVERVIEW

The Company was formed in 1983 as a vehicle to acquire the former Allied First Bank in Edna, Texas which was chartered in 1949 as The First National Bank of Edna. The Company is a registered financial holding company that derives substantially all of its revenues and income from the operation of its bank subsidiary, Prosperity Bank® (“Prosperity Bank®” or the “Bank”). The Bank provides a wide array of financial products and services to small and medium-sized businesses and consumers. At March 31, 2006, the Bank operated eighty-five (85) full-service banking locations; with thirty-three (33) in the Greater Houston Consolidated Metropolitan Statistical Area (“CMSA”), seventeen (17) in fifteen contiguous counties situated south and southwest of Houston and extending into South Texas, six (6) in the Austin, Texas area, sixteen (16) in the Corpus Christi, Texas area, two (2) in East Texas and eleven (11) in the Dallas/Fort Worth, Texas area. The Greater Houston CMSA includes Austin, Brazoria, Chambers, Fort Bend, Galveston, Harris, Liberty, Montgomery, San Jacinto and Waller counties. The Company’s headquarters are located at Prosperity Bank Plaza, 4295 San Felipe in Houston, Texas and its telephone number is (713) 693-9300. The Company’s website address is www.prosperitybanktx.com. Information contained on the Company’s website is not incorporated by reference into this quarterly report on Form 10-Q and is not part of this or any other report.

The Company generates the majority of its revenues from interest income on loans, service charges on customer accounts and income from investment in securities. The revenues are partially offset by interest expense paid on deposits and other borrowings and non-interest expenses such as administrative and occupancy expenses. Net interest income is the difference between interest income on earning assets such as loans and securities and interest expense on liabilities such as deposits and borrowings which are used to fund those assets. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and margin. The Company has recognized increased net interest income partially due to the yield earned on interest-earning assets increasing at a greater rate that the increase in rates paid on interest bearing liabilities and an increase in the volume of interest-earning assets.

Three principal components of the Company’s growth strategy are internal growth, stringent cost control practices and strategic merger transactions. The Company focuses on continual internal growth. Each banking center is operated as a separate profit center, maintaining separate data with respect to its net interest income, efficiency ratio, deposit growth, loan growth and overall profitability. Banking center presidents and managers are accountable for performance in these areas and compensated accordingly. The Company also focuses on maintaining stringent cost control practices and policies. The Company has invested significantly in the infrastructure required to centralize many of its critical operations, such as data processing and loan processing. Management believes that this centralized infrastructure can accommodate substantial additional growth while enabling the Company to minimize operational costs through certain economies of scale. The Company also intends to continue to seek expansion opportunities. On March 1, 2005, the Company acquired First Capital Bankers, Inc. (the “First Capital acquisition”) which added an additional twenty seven (27) banking centers, and on December 1, 2005, the Company acquired Grapeland Bancshares, Inc. (the “Grapeland acquisition”) which added two additional banking centers.

Total assets were $3.57 billion at March 31, 2006 compared with $3.59 billion at December 31, 2005, a decrease of $14.4 million or 0.40%. Total loans were $1.56 billion at March 31, 2006 compared with $1.54 billion at December 31, 2005, an increase of $19.3 million or 1.3%. Total deposits were $2.92 billion at March 31, 2006 compared with $2.92 billion December 31, 2005, a decrease of $5.0 million or 0.17%. Shareholders’ equity increased $10.7 million or 2.3%, to $475.5 million at March 31, 2006 compared with $464.7 million at December 31, 2005.

CRITICAL ACCOUNTING POLICIES

The Company’s accounting policies are integral to understanding the financial results reported. Accounting policies are described in detail in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity:

Allowance for Credit Losses—The allowance for credit losses is a reserve established through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses which it believes is adequate for estimated losses in the Company’s loan portfolio. Based on an evaluation of the loan portfolio, management presents a monthly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. In making its evaluation, management considers factors such as historical loan loss experience, industry diversification of the Company’s commercial loan portfolio, the amount of nonperforming assets and related collateral, the volume, growth and composition of the Company’s loan portfolio, current economic changes that may affect the borrower’s ability to pay and the value of collateral, the evaluation of the Company’s loan portfolio through its internal loan review process and other relevant factors. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. Charge-offs occur when loans are deemed to be uncollectible. The allowance for credit losses includes allowance allocations calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS 118 and allowance allocations determined in accordance with SFAS No. 5, Accounting for Contingencies.

Goodwill—Goodwill and intangible assets that have indefinite useful lives are subject to at least an annual impairment test and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of each of the Company’s reporting units compared with its carrying value. If the carrying amount exceeds the fair value of a reporting unit, a second step test is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment. Intangible assets that are not amortized will be tested for impairment at least annually by comparing the fair values of those assets to their carrying values. Other identifiable intangible assets that are subject to amortization are amortized on an accelerated basis over the years expected to be benefited, which the Company believes is eight years. These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value to carrying value. Based on the Company’s annual goodwill impairment test as of September 30, 2005, management does not believe any of its goodwill is impaired as of March 31, 2006. While the Company believes no impairment existed at March 31, 2006 under accounting standards applicable at that date, different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation and financial condition or future results of operations.

Stock-Based Compensation—The Company adopted the provisions of SFAS No. 123(R) “Share-Based Payment (Revised 2004),” on January 1, 2006 and its adoption did not have a material impact on the Company’s financial statements. The Company had previously adopted SFAS No. 123 on January 1, 2003. Among other things, SFAS No. 123(R) eliminates the ability to account for stock-based compensation using the intrinsic value based method of accounting and requires that such transactions be recognized as compensation expense in the income statement based on their fair values on the date of the grant. SFAS No. 123(R) requires that management make assumptions including stock price volatility and employee turnover that are utilized to measure compensation expense. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions.

RESULTS OF OPERATIONS

Net income available to shareholders was $12.9 million ($0.46 per common share on a diluted basis) for the quarter ended March 31, 2006 compared with $10.6 million ($0.43 per common share on a diluted basis) for the quarter ended March 31, 2005, an increase of $2.3 million or 21.9%. The Company posted returns on average common equity of 10.92% and 12.87%, returns on average assets of 1.43% and 1.42% and efficiency ratios of 46.80% and 51.06% for the quarters ended March 31, 2006 and 2005, respectively.

Net Interest Income

The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.”

Net interest income before the provision for credit losses was $29.2 million for the quarter ended March 31, 2006 compared with $24.5 million for the quarter ended March 31, 2005, an increase of $4.7 million or 19.3%. Net interest income increased primarily as a result of an increase in average interest-earning assets to $3.14 billion for the quarter ended March 31, 2006 compared with $2.64 billion for the quarter ended March 31, 2005, an increase of $501.9 million or 19.0%.

The average rate paid on interest-bearing liabilities increased 91 basis points from 1.85% for the quarter ended March 31, 2005 to 2.76% for the quarter ended March 31, 2006, while the average yield on interest-earning assets increased 67 basis points from 5.23% for the quarter ended March 31, 2005 compared with 5.90% for the quarter ended March 31, 2006. The average volume of interest-bearing liabilities increased $330.8 million and the average volume of interest-earning assets increased $501.9 million for the same period.

The following table sets forth, for each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the quarters ended March 31, 2006 and 2005. The table also sets forth the average rate paid on total interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Except as indicated in the footnotes, no tax-equivalent adjustments were made and all average balances are daily average balances. Any nonaccruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended March 31,
	2006			2005
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (4)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (4)
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$1,551,397	$28,482	7.45%	$1,199,290	$19,670	6.65%
Securities(1)	1,572,259	16,996	4.32	1,365,239	13,921	4.08
Federal funds sold and other temporary investments	18,020	206	4.64	75,236	442	2.38

Total interest-earning assets	3,141,676	45,684	5.90%	2,639,765	34,033	5.23%

Less allowance for credit losses	(17,247)			(14,419)

Total interest-earning assets, net of allowance	3,124,429			2,625,346
Noninterest-earning assets	468,230			351,428

Total assets	$3,592,659			$2,976,774

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$478,259	$1,374	1.17%	$510,973	$1,303	1.03%
Savings and money market accounts	737,806	3,863	2.12	596,696	1,725	1.17
Certificates of deposit	1,042,215	8,856	3.45	883,789	5,243	2.41
Junior subordinated debentures	72,682	1,397	7.80	56,874	889	6.34
Federal funds purchased and other borrowings	53,639	643	4.86	23,590	299	5.14
Securities sold under repurchase agreements	42,741	361	3.43	24,595	97	1.60

Total interest-bearing liabilities	2,427,342	16,494	2.76%	2,096,517	9,556	1.85%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	670,547			531,069
Other liabilities	23,690			21,252

Total liabilities	3,121,579			2,648,838

Shareholders’ equity	471,080			327,936

Total liabilities and shareholders’ equity	$3,592,659			$2,976,774

Net interest rate spread			3.14%			3.38%
Net interest income and margin (2)		$29,190	3.77%		$24,477	3.76%

Net interest income and margin (tax-equivalent basis) (3)		$29,524	3.81%		$24,830	3.81%

(1)	Yield is based on amortized cost and does not include any component of unrealized gains or losses.
(2)	The net interest margin is equal to net interest income divided by average interest-earning assets.
(3)	In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35%.
(4)	Annualized and based on an actual/365 basis.

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

	Three Months Ended March 31,
	2006 vs. 2005
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$5,775	$3,037	$8,812
Securities	2,111	964	3,075
Federal funds sold and other temporary investments	(336)	100	(236)

Total increase in interest income	7,550	4,101	11,651

Interest-bearing liabilities:
Interest-bearing demand deposits	(83)	154	71
Savings and money market accounts	408	1,730	2,138
Certificates of deposit	940	2,673	3,613
Junior subordinated debentures	247	261	508
Federal funds purchased and other borrowings	381	(37)	344
Securities sold under repurchase agreements	72	192	264

Total increase in interest expense	1,965	4,973	6,938

Increase (decrease) in net interest income	$5,585	$(872)	$4,713

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

The Company made a $120,000 provision for credit losses for the quarter ended March 31, 2006 and for the quarter ended March 31, 2005. For the quarter ended March 31, 2006, net charge-offs were $11,000 compared with net recoveries of $106,000 for the quarter ended March 31, 2005.

Noninterest Income

The Company’s primary sources of recurring noninterest income are service charges on deposit accounts and other banking service related fees. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method. Banking related service fees include check cashing fees, official check fees, safe deposit box rent and currency handling fees. Noninterest income totaled $7.7 million for the three months ended March 31, 2006 compared with $6.5 million for the same period in 2005, an increase of $1.1 million or 17.4%. The increase was primarily due to an increase in insufficient funds charges and customer service charges which resulted from an increase in the number of accounts due to the First Capital acquisition on March 1, 2005 and the Grapeland acquisition on December 1, 2005. As of March 31, 2006, approximately 45,000 deposit accounts and over 10,000 debit cards were attributed to these two acquisitions.

Brokered mortgage income increased $59,000, from $124,000 for the quarter ended March 31, 2005 compared with $183,000 for the quarter ended March 31, 2006. The increase was primarily due to additional mortgage loan originations resulting from the mortgage division associated with First Capital that was acquired in March 2005.

Income from leased assets and bank owned life insurance increased $180,000 and $83,000, respectively, for the quarter ended March 31, 2006 compared with the quarter ended March 31, 2005. Both leased assets and bank owned life insurance were acquired in the First Capital acquisition. The expiration dates of the leased assets range from 2009 to 2011 and related depreciation expense for the leased assets was $189,000 and $90,000 for the quarters ended March 31, 2006 and 2005, respectively.

Other noninterest income decreased $99,000 or 20.4% from $486,000 for the first quarter of 2005 compared with $387,000 for the same period in 2006. The decrease was primarily due to a one time $225,000 distribution related to the Pulse EFT Association merger in the first quarter of 2005.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Three months ended March 31,
	2006	2005
	(Dollars in thousands)
Service charges on deposit accounts	$6,325	$5,408
Banking related service fees	303	267
Brokered mortgage income	183	124
Trust and investment income	70	69
Income from leased assets	269	89
Bank owned life insurance income (BOLI)	120	37
Gain on sale of assets, net	10	1
Gain on held for sale loans	—	52
Other noninterest income	387	486

Total noninterest income	$7,667	$6,533

Noninterest Expense

Noninterest expense totaled $17.2 million for the quarter ended March 31, 2006 compared with $15.8 million for the quarter ended March 31, 2005, an increase of $1.4 million or 8.9%. This increase was principally due to increases in salaries and employee benefits, net occupancy and equipment expense and core deposit intangibles amortization partially offset by a decrease in advertising expense.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Salaries and employee benefits (1)	$9,195	$8,531
Non-staff expenses:
Net occupancy and equipment expense	1,681	1,371
Depreciation	1,175	970
Data processing	811	596
Communications expense	1,055	820
Advertising	46	641
Professional fees	300	251
Regulatory assessments and FDIC insurance	169	128
Ad valorem and franchise taxes	488	344
Core deposit intangibles amortization	1,067	723
Other	1,262	1,459

Total non-staff expenses	8,054	7,303

Total noninterest expense	$17,249	$15,834

(1)	Includes stock based compensation expense of $172,000 and $130,000 for the three months ended March 31, 2006 and 2005, respectively.

Salaries and employee benefit expenses were $9.2 million for the quarter ended March 31, 2006 compared with $8.5 million for the quarter ended March 31, 2005, an increase of $664,000 or 7.8%. The increase was principally due to additional staff associated with the full effect of the First Capital acquisition on March 1, 2005, the Grapeland acquisition in December 2005 and annual merit increases and bonuses. The number of full-time equivalent (FTE) associates employed by the Company decreased from 926 at March 31, 2005 to 844 at March 31, 2006.

Non-staff expenses increased $751,000, or 10.3%, to $8.1 million for the quarter ended March 31, 2006 compared with $7.3 million during the same period in 2005. The increase was principally due to additional general and administrative expenses associated with the First Capital and Grapeland acquisitions, increases in core deposit intangibles amortization related to such acquisitions and increases in net occupancy and equipment expenses related to the addition of twenty-seven (27) banking centers on March 1, 2005 in connection with the First Capital acquisition and two banking centers in connection with the Grapeland acquisition on December 1, 2005, partially offset by a decrease in advertising expense. In 2005, the Company launched an advertising campaign to increase name recognition that did not continue in 2006.

Income Taxes

Income tax expense increased $2.1 million to $6.6 million for the quarter ended March 31, 2006 compared with $4.5 million for the same period in 2005. The increase was primarily attributable to higher pretax net earnings for the quarter ended March 31, 2006 compared with the same period in 2005 and by a non-recurring tax benefit of approximately $540,000 that occurred during the first quarter of 2005.

FINANCIAL CONDITION

Loan Portfolio

Total loans were $1.56 billion at March 31, 2006, an increase of $19.3 million or 1.3% compared with $1.54 billion at December 31, 2005. The increase was primarily due to internal growth. Period end loans comprised 49.7% of average earning assets for the quarter ended March 31, 2006 compared with 49.9% of average earning assets for the quarter ended December 31, 2005.

The following table summarizes the loan portfolio of the Company by type of loan as of March 31, 2006 and December 31, 2005:

	March 31, 2006		December 31, 2005
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$233,812	15.0%	$222,773	14.4%
Real estate:
Construction and land development	239,135	15.3	206,653	13.4
1-4 family residential	311,586	20.0	313,184	20.3
Home equity	58,797	3.8	58,729	3.8
Commercial mortgages	547,708	35.1	566,356	36.7
Farmland	30,015	1.9	30,920	2.0
Multifamily residential	31,006	2.0	32,039	2.1
Agriculture	26,781	1.7	25,429	1.6
Other	21,916	1.4	65,183	4.3
Consumer (net of unearned discount)	60,711	3.8	20,859	1.4

Total loans	$1,561,467	100.0%	$1,542,125	100.0%

Nonperforming Assets

The Company had $1.3 million in nonperforming assets at March 31, 2006 and $1.4 million in nonperforming assets at December 31, 2005, a decrease of $141,000 or 10.0%.

The Company generally places a loan on nonaccrual status and ceases accruing interest when the payment of principal or interest is delinquent for 90 days, or earlier in some cases, unless the loan is in the process of collection and the underlying collateral fully supports the carrying value of the loan. The Company generally charges off all loans before attaining nonaccrual status.

The following table presents information regarding past due loans and nonperforming assets as of the dates indicated:

	March 31, 2006	December 31, 2005
	(Dollars in thousands)
Nonaccrual loans	$339	$355
Restructured loans	—	—
Accruing loans 90 or more days past due	889	788

Total nonperforming loans	1,228	1,143
Repossessed assets	2	26
Other real estate	37	239

Total nonperforming assets	$1,267	$1,408

Nonperforming assets to total loans and other real estate	0.08%	0.09%

Allowance for Credit Losses

Management actively monitors the Company’s asset quality and provides specific loss allowances when necessary. The allowance for credit losses is a reserve established through charges to earnings in the form of a provision for credit losses. Loans are charged-off against the allowance for credit losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. As of March 31, 2006, the allowance for credit losses amounted to $17.3 million or 1.11% of total loans compared with $17.2 million or 1.12% of total loans at December 31, 2005.

Set forth below is an analysis of the allowance for credit losses for the three months ended March 31, 2006 and the year ended December 31, 2005:

	Three Months Ended March 31, 2006	Year Ended December 31, 2005
	(Dollars in thousands)
Average loans outstanding	$1,551,397	$1,435,376

Gross loans outstanding at end of period	$1,561,467	$1,542,125

Allowance for credit losses at beginning of period	$17,203	$13,105
Balance acquired with the First Capital and Grapeland acquisitions	—	4,028
Provision for credit losses	120	480
Charge-offs:
Commercial and industrial	(17)	(410)
Real estate and agriculture	(2)	(242)
Consumer	(55)	(240)
Recoveries:
Commercial and industrial	12	188
Real estate and agriculture	31	184
Consumer	20	110

Net charge-offs	(11)	(410)

Allowance for credit losses at end of period	$17,312	$17,203

Ratio of allowance to end of period loans	1.11%	1.12%
Ratio of net charge-offs to average loans	0.00%	0.03%
Ratio of allowance to end of period nonperforming loans	1,409.8%	1,505.1%

Securities

Securities totaled $1.56 billion at March 31, 2006 compared with $1.57 billion at December 31, 2005, a decrease of $17.6 million or 1.1%. At March 31, 2006, securities represented 43.5% of total assets compared with 43.9% of total assets at December 31, 2005.

The following table summarizes the amortized cost of securities as of the dates shown (available-for-sale securities are not adjusted for unrealized gains or losses):

	March 31, 2006	December 31, 2005
	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$292,026	$296,349
70% non taxable preferred stock	24,000	24,000
States and political subdivisions	28,544	31,250
Corporate debt securities	7,034	8,550
Collateralized mortgage obligations	259,162	222,615
Mortgage-backed securities	941,814	987,088
Qualified Zone Academy Bond (QZAB)	8,000	8,000
Equity securities	818	814

Total	$1,561,398	$1,578,666

Premises and Equipment

Premises and equipment, net of accumulated depreciation, totaled $48.3 million and $49.2 million at March 31, 2006 and December 31, 2005, respectively, a decrease of $928,000 or 1.9%.

Deposits

Total deposits were $2.92 billion at March 31, 2006 compared with $2.92 billion at December 31, 2005, a decrease of $5.0 million or 0.2%. At March 31, 2006, noninterest-bearing deposits accounted for approximately 23.8% of total deposits compared with 23.1% of total deposits at December 31, 2005. Interest-bearing demand deposits totaled $2.22 billion or 76.2% of total deposits at March 31, 2006 compared with $2.25 billion or 76.9% of total deposits at December 31, 2005.

The following table summarizes the daily average balances and weighted average rates paid on deposits for the periods indicated below:

	Three Months Ended March 31, 2006		Year Ended December 31, 2005
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Interest-bearing demand	$478,259	1.17%	$477,199	0.98%
Regular savings	160,428	1.06	150,577	0.83
Money market savings	577,378	2.42	545,660	1.73
Time deposits	1,042,215	3.45	1,009,147	2.80

Total interest-bearing deposits	2,258,280	2.53	2,182,583	2.00
Noninterest-bearing deposits	670,547	—	609,230	—

Total deposits	$2,928,827	1.95%	$2,791,813	1.56%

Other Borrowings

The Company utilizes borrowings to supplement deposits to fund its lending and investment activities. Borrowings consist of funds from the Federal Home Loan Bank (“FHLB”) and correspondent banks. FHLB advances are considered short-term, overnight borrowings. At March 31, 2006, the Company had $38.2 million in FHLB borrowings all of which consisted of long-term FHLB notes payable compared with $55.4 million in FHLB borrowings at December 31, 2005, which consisted of $38.4 million in long-term FHLB notes payable and $17.0 million in FHLB advances. The $17.2 million decrease was primarily attributable to the payoff of $17.0 million in FHLB advances during the first quarter of 2006. The maturity dates on the FHLB notes payable range from the years 2006 to 2028 and have interest rates ranging from 2.79% to 8.80%. The highest outstanding balance of FHLB advances during the first quarter of 2006 was $50.0 million compared with $39.0 million during the year ended December 31, 2005. The Company had no federal funds purchased at March 31, 2006 or December 31, 2005.

At March 31, 2006, the Company had $47.0 million in securities sold under repurchase agreements compared with $47.0 million at December 31, 2005, a decrease of $28,000 or 0.06%.

Junior Subordinated Debentures

At March 31, 2006 and December 31, 2005, the Company had outstanding $69.6 million and $75.8 million, respectively, in junior subordinated debentures issued to the Company’s subsidiary trusts. The decrease of $6.2 million was due to the Company’s redemption of $6.2 million in junior subordinated debentures held by Paradigm Capital Trust II on February 28, 2006.

A summary of pertinent information related to the Company’s five issues of junior subordinated debentures outstanding at March 31, 2006 is shown in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate (1)	Junior Subordinated Debt Owed to Trusts	Maturity Date (2)
Prosperity Statutory Trust II	July 31, 2001	$15,000,000	3-month LIBOR + 3.58%, not to exceed 12.50%	$15,464,000	July 31, 2031
Prosperity Statutory Trust III	Aug. 15, 2003	12,500,000	6.50%(3)	12,887,000	Sept. 17, 2033
Prosperity Statutory Trust IV	Dec. 30, 2003	12,500,000	6.50%(4)	12,887,000	Dec. 30, 2033
First Capital Statutory Trust I (5)	Mar. 26, 2002	20,000,000	3-month LIBOR +3.60%	20,619,000	Mar. 26, 2032
First Capital Statutory Trust II (5)	Sept. 26, 2002	7,500,000	3-month LIBOR +3.40%	7,732,000	Sept. 26, 2032

(1)	The 3-month LIBOR in effect as of March 31, 2006 was 5.00%.
(2)	The debentures are callable five years from issuance date.
(3)	The debentures bear a fixed interest rate until September 17, 2008, when the rate begins to float on a quarterly basis based on the three-month LIBOR plus 3.00%.
(4)	The debentures bear a fixed interest rate until December 30, 2008, when the rate begins to float on a quarterly basis based on the three-month LIBOR plus 2.85%.
(5)	Assumed in connection with the First Capital acquisition on March 1, 2005.

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

Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of March 31, 2006, the Company had cash and cash equivalents of $83.0 million compared with $97.4 million at December 31, 2005.

Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of March 31, 2006 (other than deposit obligations). The Company’s future cash payments associated with its contractual obligations pursuant to its junior subordinated debentures, FHLB notes payable and operating leases as of March 31, 2006 are summarized below. Payments for FHLB notes payable include interest of $7.8 million that will be paid over the future periods presented. Payments related to leases are based on actual payments specified in underlying contracts.

	Payments due in:
	Remaining Fiscal 2006	Fiscal 2007-2008	Fiscal 2009-2010	Thereafter	Total
	(Dollars in thousands)
Junior subordinated debentures	$—	$—	$—	$69,589	$69,589
Federal Home Loan Bank notes payable	13,061	11,173	12,017	9,775	46,026
Operating leases	2,255	4,864	3,000	2,966	13,085

Total	$15,316	$16,037	$15,017	$82,330	$128,700

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

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit as of March 31, 2006 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Remaining Fiscal 2006	Fiscal 2007-2008	Fiscal 2009-2010	Thereafter	Total
	(Dollars in thousands)
Standby letters of credit	$5,525	$2,391	$30	$—	$7,946
Commitments to extend credit	183,967	96,357	3,153	97,229	380,706

Total	$189,492	$98,748	$3,183	$97,229	$388,652

Capital Resources

Total shareholders’ equity was $475.5 million at March 31, 2006 compared with $464.7 million at December 31, 2005, an increase of $10.7 million or 2.3%. The increase was due primarily to net earnings of $12.9 million, partially offset by dividends paid of $2.8 million for the three months ended March 31, 2006.

Both the Board of Governors of the Federal Reserve System, with respect to the Company, and the Federal Deposit Insurance Corporation (“FDIC”), with respect to the Bank, have established certain minimum risk-based capital standards that apply to bank holding companies and federally insured banks. As of March 31, 2006, the Company’s Tier 1 risk-based capital, total risk-based capital and leverage capital ratios were 15.65%, 16.69% and 7.86%, respectively. As of March 31, 2006, the Bank’s risk-based capital ratios were above the levels required for the Bank to be designated as “well capitalized” by the FDIC, with Tier-1 risk-based capital, total risk-based capital and leverage capital ratios of 15.45%, 16.50% and 7.75%, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company manages market risk, which for the Company is primarily interest rate risk, through its Asset Liability Committee which is composed of senior officers of the Company, in accordance with policies approved by the Company’s Board of Directors.

The Company uses simulation analysis to examine the potential effects of market changes on net interest income and market value. The Company considers macroeconomic variables, Company strategy, liquidity and other factors as it quantifies market risk. See the Company’s Annual Report on Form 10-K, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Interest Rate Sensitivity and Liquidity” which was filed on March 15, 2006 for further discussion.

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

Changes in internal control over financial reporting. During the quarter ended March 31, 2006, , there were no significant changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Neither the Company nor the Bank is currently a party to any material legal proceeding.

ITEM 1A. RISK FACTORS

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a.	Not applicable

b.	Not applicable

c.	Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

a.	Exhibits:

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267))

3.2*	Articles of Amendment to Amended and Restated Articles of Incorporation of the Company

3.3	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed April 20, 2006)

4.1	Form of certificate representing shares of Company common stock (incorporated herein by reference to Exhibit 4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267))

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPERITY BANCSHARES, INC. ® (Registrant)

Date: 05/10/06	/s/ David Zalman
David Zalman
Chief Executive Officer

Date: 05/10/06	/s/ David Hollaway
David Hollaway
Chief Financial Officer