Form 10-Q
period 2006-06-30
PROSPERITY BANCSHARES INC
filed 2006-08-09
CIK 1068851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

Large accelerated filer: ☒	Accelerated filer: ☐	Non-accelerated filer: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 1, 2006, there were 32,768,281 shares of the registrant’s Common Stock, par value $1.00 per share, outstanding.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

INDEX TO FORM 10-Q

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements	3
	Consolidated Balance Sheets as of June 30, 2006 (unaudited) and December 31, 2005 (unaudited)	3
	Consolidated Statements of Income for the Three and Six Months Ended June 30, 2006 and 2005 (unaudited)	4
	Consolidated Statements of Shareholders’ Equity for the Year Ended December 31, 2005 (unaudited) and for the Six Months Ended June 30, 2006 (unaudited)	5
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2006 and 2005 (unaudited)	6
	Notes to Interim Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	26
Item 4.	Controls and Procedures	26

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Defaults upon Senior Securities	27
Item 4.	Submission of Matters to a Vote of Security Holders	27
Item 5.	Other Information	28
Item 6.	Exhibits	28
Signatures		28

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2006	December 31, 2005
	(Dollars in thousands, except share data)
ASSETS
Cash and due from banks	$102,921	$91,518
Federal funds sold	20,322	5,846

Total cash and cash equivalents	123,243	97,364
Interest bearing deposits in financial institutions	297	297
Available for sale securities, at fair value (amortized cost of $397,141 and $416,425, respectively)	389,293	410,361
Held to maturity securities, at cost (fair value of $1,204,581, and $1,135,694, respectively)	1,254,119	1,162,241
Loans held for investment	2,204,792	1,542,125
Less allowance for credit losses	(24,280)	(17,203)

Loans, net	2,180,512	1,524,922
Accrued interest receivable	19,877	16,105
Goodwill	423,534	261,964
Core deposit intangibles, net of accumulated amortization of $9,129 and $6,704, respectively	25,476	22,461
Bank premises and equipment, net	64,242	49,244
Other real estate owned	77	239
Bank Owned Life Insurance (BOLI), net	13,926	13,676
Leased assets	4,087	4,464
Other assets	33,268	22,644

TOTAL ASSETS	$4,531,951	$3,585,982

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$839,317	$674,407
Interest-bearing	2,800,683	2,245,911

Total deposits	3,640,000	2,920,318
Other borrowings	77,711	55,404
Securities sold under repurchase agreements	47,494	46,985
Accrued interest payable	8,175	6,546
Other liabilities	22,679	16,237
Junior subordinated debentures	100,519	75,775

Total liabilities	3,896,578	3,121,265

SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $1 par value; 200,000,000 shares authorized; 32,801,241 and 27,857,887 shares issued at June 30, 2006 and December 31, 2005, respectively; 32,764,153 and 27,820,799 shares outstanding at June 30, 2006 and December 31, 2005, respectively	32,801	27,858
Capital surplus	424,699	280,525
Retained earnings	183,581	160,883
Accumulated other comprehensive loss — net unrealized loss on available for sale securities, net of tax benefit of $2,747 and $2,122, respectively	(5,101)	(3,942)
Less treasury stock, at cost, 37,088 shares	(607)	(607)

Total shareholders’ equity	635,373	464,717

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,531,951	$3,585,982

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$41,578	$25,716	$70,060	$45,386
Securities:
Taxable	18,510	14,749	35,065	28,196
Nontaxable	524	319	824	665
70% nontaxable preferred dividends	266	128	407	256
Federal funds sold	131	192	334	633
Deposits in financial institutions	3	2	6	3

Total interest income	61,012	41,106	106,696	75,139

INTEREST EXPENSE:
Deposits	20,875	10,691	34,968	18,962
Junior subordinated debentures	1,994	1,273	3,391	2,162
Securities sold under repurchase agreements	434	146	795	244
Note payable and federal funds sold	1,127	517	1,770	815

Total interest expense	24,430	12,627	40,924	22,183

NET INTEREST INCOME	36,582	28,479	65,772	52,956
PROVISION FOR CREDIT LOSSES	120	120	240	240

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	36,462	28,359	65,532	52,716

NONINTEREST INCOME:
Customer service fees	7,206	6,478	13,531	11,886
Other	1,950	1,403	3,292	2,528

Total noninterest income	9,156	7,881	16,823	14,414

NONINTEREST EXPENSE:
Salaries and employee benefits	11,732	9,520	20,927	18,051
Net occupancy expense	1,967	1,691	3,648	3,062
Depreciation expense	1,327	1,158	2,502	2,129
Data processing	989	701	1,800	1,297
Core deposit intangible amortization	1,358	1,098	2,425	1,821
Other	4,026	3,644	7,346	7,286

Total noninterest expense	21,399	17,812	38,648	33,646

INCOME BEFORE INCOME TAXES	24,219	18,428	43,707	33,484
PROVISION FOR INCOME TAXES	8,324	6,220	14,948	10,722

NET INCOME	$15,895	$12,208	$28,759	$22,762

EARNINGS PER SHARE
Basic	$0.49	$0.44	$0.95	$0.88

Diluted	$0.48	$0.44	$0.94	$0.87

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Capital	Retained	Accumulated Other Comprehensive	Treasury	Total Shareholders’
	Shares	Amount	Surplus	Earnings	Income (Loss)	Stock	Equity
	(Dollars in thousands, except share data)
BALANCE AT JANUARY 1, 2005	22,418,128	$22,418	$134,288	$122,647	$(3,099)	$(607)	$275,647
Comprehensive Income:
Net income				47,860			47,860
Net change in unrealized loss on available for sale securities					(894)		(894)
Add: Reclassification adjustment for net losses included in net income, net of tax benefit of $ 28					51		51

Total comprehensive income							47,017

Issuance of common stock in connection with the exercise of stock options	123,098	123	962				1,085
Common stock issued in connection with restricted stock awards	4,917	5	127				132
Common stock issued in connection with the First Capital acquisition	5,078,856	5,079	137,439				142,518
Common stock issued in connection with the Grapeland acquisition	232,888	233	6,894				7,127
Stock based compensation expense			619				619
Cash dividends declared, $ 0.35 per share				(9,624)			(9,624)
Other			196				196

BALANCE AT DECEMBER 31, 2005	27,857,887	$27,858	$280,525	$160,883	$(3,942)	$(607)	$464,717
Comprehensive income:
Net income				28,759			28,759
Net change in unrealized loss on available for sale securities					(1,159)		(1,159)

Total comprehensive income							27,600

Issuance of common stock in connection with the exercise of stock options and restricted stock	495,129	495	6,878				7,373
Common stock issued in connection with the SNB acquisition	4,448,225	4,448	136,914				141,362
Stock based compensation expense			382				382
Cash dividends declared, $0.20 per share				(6,061)			(6,061)

BALANCE AT JUNE 30, 2006	32,801,241	$32,801	$424,699	$183,581	$(5,101)	$(607)	$635,373

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2006	2005
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$28,759	$22,762
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,927	3,950
Stock-based compensation expense	382	303
Provision for credit losses	240	240
Net amortization of discount on investments	32	1,633
Net gain on sale of other real estate	(9)	(31)
Net gain on held for sale loans	—	(121)
Net gain on sale of premises and equipment	(436)	(20)
Net (increase) decrease in other assets and accrued interest receivable	(1,918)	8,598
Net increase (decrease) in accrued interest payable and other liabilities	7,277	(7,011)

Net cash provided by operating activities	39,254	30,303

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of held to maturity securities	173,566	122,306
Purchase of held to maturity securities	(54,166)	(128,989)
Proceeds from maturities, sales and principal paydowns of available for sale securities	33,172	34,251
Purchase of available for sale securities	—	(65,000)
Net increase in loans	(64,273)	(18,668)
Purchase of bank premises and equipment	(1,661)	(774)
Net proceeds acquired from sale of bank premises, equipment, and other real estate	2,484	1,212
Purchase of SNB Bancshares, Inc.	(93,832)	—
Cash and cash equivalents acquired from SNB Bancshares, Inc.	18,020	—
Purchase of Grapeland Bancshares, Inc.	(74)	—
Purchase of First Capital Bankers, Inc	—	(2,267)
Cash and cash equivalents acquired from
First Capital Bankers, Inc.	—	58,972

Net cash provided by investing activities	13,236	1,043

Table continued on next page.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2006	2005
	(Dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	35,093	1,973
Net decrease in interest-bearing deposits	(59,332)	(88,430)
Net proceeds (repayments) from lines of credit	1,807	(540)
Redemption of Paradigm Capital Trust II, net	(6,000)	—
Net increase in securities sold under repurchase agreements	509	9,569
Proceeds from exercise of stock options	7,373	505
Payments of cash dividends	(6,061)	(4,569)

Net cash used in financing activities	(26,611)	(81,492)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$25,879	$(50,146)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	97,364	137,910

CASH AND CASH EQUIVALENTS, END OF PERIOD	$123,243	$87,764

NON-CASH ACTIVITIES:
Issuance of common stock for the acquisition of SNB Bancshares	$141,362	$—
Issuance of common stock for the acquisition of First Capital Bankers, Inc.	—	142,518

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(UNAUDITED)

1. BASIS OF PRESENTATION

The interim consolidated financial statements include the accounts of Prosperity Bancshares, Inc. ® (the “Company”) and its wholly-owned subsidiaries, Prosperity Bank ® (the “Bank”) and Prosperity Holdings of Delaware, LLC. All significant inter-company transactions and balances have been eliminated.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Operating results for the six-month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

2. INCOME PER COMMON SHARE

The following table illustrates the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands, except per share amounts)
Net income available to common shareholders	$15,895	$12,208	$28,759	$22,762
Weighted average common shares outstanding	32,483	27,504	30,179	25,801
Potential dilutive common shares	480	293	389	290

Weighted average common shares and equivalents outstanding	32,963	27,797	30,568	26,091

Basic earnings per common share	$0.49	$0.44	$0.95	$0.88

Diluted earnings per common share	$0.48	$0.44	$0.94	$0.87

3. NEW ACCOUNTING STANDARDS

FSP FIN 46(R)-6, “Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)”. FSP FIN 46(R)-6 introduces the “by-design” approach to determine the variability to consider when applying Interpretation 46(R). As a general rule, assets and operations of an entity create its variability, while its liabilities and equity interest absorb the variability. The by-design approach is used for determining which risk or risks are important in evaluating whether an interest is a variable interest under Interpretation 46(R). The analysis should focus on the role of a contract or arrangement in the design of the entity, rather than its legal form or accounting classification. FSP FIN 46(R)-6 was effective for all entities with which an enterprise first becomes involved, and for all entities previously required to be analyzed under Interpretation 46(R) when a reconsideration event has occurred beginning the first day of the first reporting period beginning after June 15, 2006. The Company adopted FSP FIN 46(R) on July 1, 2006 and its adoption did not have a material impact on the Company’s financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(UNAUDITED)

SFAS No. 123(R), “Share-Based Payment (Revised 2004).” SFAS 123(R) establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS 123(R) eliminates the ability to account for stock-based compensation using Accounting Pronouncements Board (“APB”) 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. SFAS 123(R) applies to new awards, modified awards and to awards cancelled after January 1, 2006. SFAS 123(R) was effective on January 1, 2006 and its adoption did not have a material impact on the Company’s financial statements. The Company had previously adopted SFAS No. 123 on January 1, 2003. The Company recorded $382,000 in stock based compensation expense for the six months ended June 30, 2006. There was no income tax benefit recorded for the stock based compensation expense.

On March 29, 2005, the SEC issued Staff Accounting Bulletin (“SAB”) 107 to provide public companies additional guidance in applying the provisions of SFAS 123(R). Among other things, SAB 107 describes the SEC staff’s expectations in determining the assumptions that underlie the fair value estimates and discusses the interaction of SFAS 123(R) with certain existing SEC guidance. The guidance is also beneficial to users of financial statements in analyzing the information provided under SFAS 123(R). SAB 107 was applied upon the adoption of SFAS 123(R).

4. GOODWILL AND CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles (CDI) for the six months ended June 30, 2006 were as follows:

	Goodwill	Core Deposit Intangibles
	( In thousands)
Balance as of December 31, 2005	$261,964	$22,461
Amortization	—	(2,425)
Acquisition of SNB Bancshares, Inc.	160,119	5,734
Acquisition of Grapeland Bancshares, Inc.	664	(294)
Acquisition of First Capital Bankers, Inc	371	—
Acquisitions prior to December 31, 2004 (deferred taxes)	416	—

Balance as of June 30, 2006	$423,534	$25,476

Gross core deposit intangibles outstanding were $34.6 million at June 30, 2006 and $29.2 million at December 31, 2005. Purchase accounting adjustments to prior year acquisitions were made to adjust deferred tax asset and liability balances. Goodwill is recorded on the acquisition date of each entity. The Company may record subsequent adjustments to goodwill for amounts undeterminable at acquisition date, such as deferred taxes, and therefore the goodwill amounts reflected in the table above may change accordingly. The Company initially records the total premium paid on acquisitions as goodwill. After a third party valuation, core deposit intangibles are identified and reclassified from goodwill to core deposit intangibles on the balance sheet. This reclassification had no effect on total assets, liabilities, shareholders’ equity, net income or cash flows. Management performs an annual evaluation of whether any impairment of the goodwill and other intangibles has occurred. If any such impairment is determined, a write down is recorded. As of June 30, 2006, there were no impairments recorded on goodwill.

5. STOCK BASED COMPENSATION

At June 30, 2006, the Company had two stock-based employee compensation plans and four stock option plans assumed in connection with acquisitions under which no additional options will be granted. Prior to 2003, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The Company adopted SFAS 123(R) on January 1, 2006. The Company recognized $382,000 and $303,000 in stock-based compensation expense for the six months ended June 30, 2006 and 2005 and $210,000 and $173,000 in stock-based compensation expense for the three months ended June 30, 2006 and 2005, respectively. There was no income tax benefit recorded for the stock-based compensation expense for the same periods.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(UNAUDITED)

Stock options are issued at the current market price on the date of the grant, subject to a pre-determined vesting period with a contractual term of 10 years. Options assumed in connection with acquisitions have contractual terms as established in the original option grant agreements entered into prior to acquisition. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. Stock-based compensation expense is recognized ratably over the requisite service period for all awards.

The fair value of options was estimated using an option-pricing model with the following weighted average assumptions:

	June 30,
	2006	2005
Expected life	4.61	4.60
Risk free interest rate	4.16%	4.24%
Volatility	21.34%	21.48%
Dividend yield	1.27%	1.32%

A summary of changes in outstanding vested and unvested options during the six months ended June 30, 2006 is set forth below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Options outstanding, beginning of period	1,169	$21.58
Options granted(1)	468	15.10
Options forfeited	(20)	26.43
Options exercised	(490)	15.04

Options outstanding, end of period	1,127	$21.19	7.89	$13,186

Options exercisable, end of period	366	$14.87	7.88	$6,590

(1)	Consists of options to acquire 467,578 shares of Common Stock assumed in connection with the SNB acquisition.

The weighted-average grant-date fair value of the options assumed in connection with the SNB acquisition in April 2006 was $14.93. The total intrinsic value of the options exercised during the six month periods ended June 30, 2006 and 2005 was $8.7 million and $1.7 million, respectively. The total fair value of shares vested during the six month period ended June 30, 2006 was $176,000.

A summary of changes in non-vested options is set forth below:

	Six Months Ended June 30,
	2006		2005
	Number of Options	Weighted Average Grant Date Fair Value	Number of Options	Weighted Average Grant Date Fair Value
	(In thousands)		(In thousands)
Non-vested options outstanding, beginning of period	849	$5.52	833	$4.95
Options granted	—		134	5.55
Non-vested options forfeited	(20)	5.44	(11)	5.60
Options vested	(68)	2.56	(107)	1.85

Non-vested options outstanding, end of period	761	$5.80	849	$5.44

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2006

(UNAUDITED)

The Company received $7.4 million and $373,000 in cash from the exercise of stock options during the six month periods ended June 30, 2006 and 2005, respectively. The increase in cash received for the exercise of stock options was primarily due to the exercise of options assumed in connection with the SNB acquisition. The Company assumed 467,578 options with a weighted average exercise price of $15.10, of which 383,202 were exercised during the second quarter of 2006. There was no tax benefit realized from option exercises of the stock-based compensation arrangements during the six month periods ended June 30, 2006 and 2005.

As of June 30, 2006, there was $2.1 million of total unrecognized compensation expense related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.60 years.

6. RECENT ACQUISITION

On April 1, 2006, the Company completed its acquisition of SNB Bancshares, Inc., Sugar Land, Texas (“SNB”). Under the terms of the merger agreement, SNB was merged into the Company and subsequently, SNB’s wholly owned subsidiary, Southern National Bank of Texas, was merged into the Bank. The Company issued approximately 4.448 million shares of its common stock and approximately $93.8 million in cash for all of the issued and outstanding capital stock of SNB. In addition, options to acquire 762,950 shares of SNB common stock were converted into options to acquire 467,578 shares of Company common stock. All remaining options to acquire SNB common stock were cancelled and redeemed for cash prior to the merger. In connection with the merger, the Company assumed $30.9 million in junior subordinated debentures issued to three subsidiary trusts. SNB was publicly traded and operated five (5) banking offices in Fort Bend County, Houston and Katy, Texas and two (2) stand alone motor banks in Houston, Texas. At the time of acquisition, SNB had an additional banking office under construction in Katy, Texas, which became a full-service banking center of the Company upon completion in July 2006. As of December 31, 2005, SNB had, on a consolidated basis, total assets of $1.025 billion, loans (including loans held for sale) of $652.8 million, deposits of $892.0 million and shareholders’ equity of $82.5 million.

The table below summarizes select pro forma data for the two combined companies for the periods indicated:

	For the six months ended June 30,
	2006	2005
	(In thousands, except per share amounts)
Net interest income	$73,836	69,451
Net income	30,904	27,023
Earnings per share (diluted)	$0.95	0.94

7. PENDING ACQUISITION

On July 19, 2006, the Company announced its proposed acquisition of Texas United Bancshares, Inc., La Grange, Texas (“TXUI”). Under the terms of the merger agreement, TXUI will merge into the Company and subsequently, TXUI’s wholly owned subsidiary banks, State Bank, GNB Financial, n.a., Gateway National Bank and Northwest Bank, will merge into the Bank. The Company expects to issue approximately 10.875 million shares of its common stock for all of the issued and outstanding capital stock of TXUI, subject to adjustment as provided in the merger agreement. TXUI is publicly traded and operates forty-three (43) banking offices in Texas. As of June 30, 2006, TXUI had, on a consolidated basis, total assets of $1.818 billion, loans of $1.255 billion, deposits of $1.323 billion and shareholders’ equity of $169.3 million.

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

RECENT ACQUISITION

On April 1, 2006, the Company completed its acquisition of SNB Bancshares, Inc., Sugar Land, Texas (“SNB”). Under the terms of the merger agreement, SNB was merged into the Company and subsequently, SNB’s wholly owned subsidiary, Southern National Bank of Texas, was merged into the Bank. The Company issued approximately 4.448 million shares of its common stock and approximately $93.8 million in cash for all of the issued and outstanding capital stock of SNB. In addition, options to acquire 762,950 shares of SNB common stock were converted into options to acquire 467,578 shares of Company common stock. All remaining options to acquire SNB common stock were cancelled and redeemed for cash prior to the merger. In connection with the merger, the Company assumed $30.9 million in junior subordinated debentures issued to three subsidiary trusts. SNB was publicly traded and operated five (5) banking offices in Fort Bend County, Houston and Katy, Texas and two (2) stand alone motor banks in Houston, Texas. At the time of acquisition, SNB had an additional banking office under construction in Katy, Texas, which became a full-service banking center of the Company upon completion in July 2006. As of December 31, 2005, SNB had, on a consolidated basis, total assets of $1.025 billion, loans (including loans held for sale) of $652.8 million, deposits of $892.0 million and shareholders’ equity of $82.5 million.

PENDING ACQUISITION

On July 19, 2006, the Company announced its proposed acquisition of Texas United Bancshares, Inc., La Grange, Texas (“TXUI”). Under the terms of the merger agreement, TXUI will merge into the Company and subsequently, TXUI’s wholly owned subsidiary banks, State Bank, GNB Financial, n.a., Gateway National Bank and Northwest Bank, will merge into the Bank. The Company expects to issue approximately 10.875 million shares of its common stock for all of the issued and outstanding capital stock of TXUI, subject to adjustment as provided in the merger agreement. TXUI is publicly traded and operates forty-three (43) banking offices in Texas. As of June 30, 2006, TXUI had, on a consolidated basis, total assets of $1.818 billion, loans of $1.255 billion, deposits of $1.323 billion and shareholders’ equity of $169.3 million.

OVERVIEW

The Company was formed in 1983 as a vehicle to acquire the former Allied First Bank in Edna, Texas which was chartered in 1949 as The First National Bank of Edna. The Company is a registered financial holding company that derives substantially all of its revenues and income from the operation of its bank subsidiary, Prosperity Bank® (“Prosperity Bank®” or the “Bank”). The Bank provides a wide array of financial products and services to small and medium-sized businesses and consumers. The Bank operates eighty-eight (88) full-service banking locations; with thirty-eight (38) in the Greater Houston Consolidated Metropolitan Statistical Area (“CMSA”), seventeen (17) in fifteen contiguous counties situated south and southwest of Houston and extending into South Texas, five (5) in the Austin, Texas area, fifteen (15) in the Corpus Christi, Texas area, two (2) in East Texas and eleven (11) in the Dallas/Fort Worth, Texas area. The Greater Houston CMSA includes Austin, Brazoria, Chambers, Fort Bend, Galveston, Harris, Liberty, Montgomery, San Jacinto and Waller counties. The Company’s headquarters are located at Prosperity Bank Plaza, 4295 San Felipe in Houston, Texas and its telephone number is (713) 693-9300. The Company’s website address is www.prosperitybanktx.com. Information contained on the Company’s website is not incorporated by reference into this quarterly report on Form 10-Q and is not part of this or any other report.

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

Three principal components of the Company’s growth strategy are internal growth, stringent cost control practices and strategic merger transactions. The Company focuses on continual internal growth. Each banking center is operated as a separate profit center, maintaining separate data with respect to its net interest income, efficiency ratio, deposit growth, loan growth and overall profitability. Banking center presidents and managers are accountable for performance in these areas and compensated accordingly. The Company also focuses on maintaining stringent cost control practices and policies. The Company has invested significantly in the infrastructure required to centralize many of its critical operations, such as data processing and loan application processing. Management believes that this centralized infrastructure can accommodate substantial additional growth while enabling the Company to minimize operational costs through certain economies of scale. The Company also intends to continue to seek expansion opportunities. On March 1, 2005, the Company acquired First Capital Bankers, Inc. (the “First Capital acquisition”) which added an additional twenty seven (27) banking centers, and on December 1, 2005, the Company acquired Grapeland Bancshares, Inc. (the “Grapeland acquisition”) which added two additional banking centers. On April 1, 2006, the Company acquired SNB which added five banking centers.

Total assets were $4.53 billion at June 30, 2006 compared with $3.59 billion at December 31, 2005, an increase of $946.0 million or 26.4%. Total loans were $2.205 billion at June 30, 2006 compared with $1.54 billion at December 31, 2005, an increase of $662.7 million or 43.0%. Total deposits were $3.640 billion at June 30, 2006 compared with $2.92 billion December 31, 2005, an increase of $719.7 million or 24.6%. Shareholders’ equity increased $170.7 million or 36.7%, to $635.4 million at June 30, 2006 compared with $464.7 million at December 31, 2005. These increases were primarily the result of the SNB acquisition.

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

Allowance for Credit Losses—The allowance for credit losses is a reserve established through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses which it believes is adequate for estimated losses in the Company’s loan portfolio. Based on an evaluation of the loan portfolio, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. In making its evaluation, management considers factors such as historical loan loss experience, industry diversification of the Company’s commercial loan portfolio, the amount of nonperforming assets and related collateral, the volume, growth and composition of the Company’s loan portfolio, current economic changes that may affect the borrower’s ability to pay and the value of collateral, the evaluation of the Company’s loan portfolio through its internal loan review process and other relevant factors. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. Charge-offs occur when loans are deemed to be uncollectible. The allowance for credit losses includes allowance allocations calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS 118, and allowance allocations determined in accordance with SFAS No. 5, Accounting for Contingencies.

Goodwill—Goodwill and intangible assets that have indefinite useful lives are subject to at least an annual impairment test and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of each of the Company’s reporting units compared with its carrying value. If the carrying amount exceeds the fair value of a reporting unit, a second step test is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment. Intangible assets that are not amortized will be tested for impairment at least annually by comparing the fair values of those assets to their carrying values. Other identifiable intangible assets that are subject to amortization are amortized on an accelerated basis over the years expected to be benefited, which the Company believes is eight years. These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value to carrying value. Based on the Company’s annual goodwill impairment test as of September 30, 2005, management does not believe any of its goodwill is impaired as of June 30, 2006. While the Company believes no impairment existed at June 30, 2006 under accounting standards applicable at that date, different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation and financial condition or future results of operations.

Stock-Based Compensation—The Company adopted the provisions of SFAS No. 123R “Share-Based Payment (Revised 2004),” on January 1, 2006 and its adoption did not have a material impact on the Company’s financial statements. The Company had previously adopted SFAS No. 123 on January 1, 2003. Among other things, SFAS No. 123R eliminates the ability to account for stock-based compensation using the intrinsic value based method of accounting and requires that such transactions be recognized as compensation expense in the income statement based on their fair values on the date of the grant. SFAS No. 123R requires that management make assumptions including stock price volatility and employee turnover that are utilized to measure compensation expense. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of highly subjective assumptions.

RESULTS OF OPERATIONS

Net income available to common shareholders was $15.9 million ($0.48 per common share on a diluted basis) for the quarter ended June 30, 2006 compared with $12.2 million ($0.44 per common share on a diluted basis) for the quarter ended June 30, 2005, an increase in net income of $3.7 million, or 30.2%. The Company posted returns on average common equity of 10.15% and 11.31%, returns on average assets of 1.40% and 1.41% and efficiency ratios of 47.24% and 49.06% for the quarters ended June 30, 2006 and 2005, respectively. The efficiency ratio is calculated by dividing total noninterest expense (excluding credit loss provisions) by net interest income plus noninterest income (excluding securities gains and losses and net gain on sale of assets). Additionally, taxes are not part of this calculation.

For the six months ended June 30, 2006, net income available to common shareholders was $28.8 million ($0.94 per common share on a diluted basis) compared with $22.8 million ($0.87 per common share on a diluted basis) for the same period in 2005, an increase in net income of $6.0 million or 26.3%. The Company posted returns on average common equity of 10.43% and 11.99%, returns on average assets of 1.41% and 1.41% and efficiency ratios of 47.05% and 49.98% for the six months ended June 30, 2006 and 2005, respectively.

Net Interest Income

The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.”

Net interest income before the provision for credit losses and on a tax equivalent basis was $37.1 million for the quarter ended June 30, 2006 compared with $28.8 million for the quarter ended June 30, 2005, an increase of $8.3 million, or 28.7%. Net interest income increased as a result of an increase in average interest-earning assets to $3.89 billion for the quarter ended June 30, 2006 compared with $3.03 billion for the quarter ended June 30, 2005, an increase of $867.2 million, or 28.7%. The increase in average earning assets was primarily attributable to increases in average loans and securities from the quarter ended June 30, 2005 compared with the quarter ended June 30, 2006 resulting primarily from the SNB acquisition on April 1, 2006.

The net interest margin on a tax equivalent basis remained constant at 3.82% for the quarters ended June 30, 2006 and 2005. The rate paid on interest-bearing liabilities increased 109 basis points from 2.11% for the quarter ended June 30, 2005 to 3.20% for the quarter ended June 30, 2006. The yield on earning assets increased 84 basis points from 5.45% for the quarter ended June 30, 2005 to 6.29% for the quarter ended June 30, 2006. The volume of interest-bearing liabilities increased $652.5 million and the volume of interest-earning assets increased $867.2 million for the same periods.

Net interest income before the provision for credit losses and on a tax equivalent basis increased $13.0 million, or 24.1%, to $66.6 million for the six months ended June 30, 2006 compared with $53.6 million for the same period in 2005. This increase is mainly attributable to higher average interest-earning assets resulting from an increase in average loans. The net interest margin on a tax equivalent basis increased to 3.82% compared with 3.81% for the same periods principally due to a 77 basis point increase in the yield on earning assets from 5.34% for the six months ended June 30, 2005 to 6.11% for the six months ended June 30, 2006, partially offset by a 102 basis point increase in the rate paid on interest-bearing liabilities from 1.99% for the six months ended June 30, 2005 to 3.01% for the six months ended June 30, 2006.

The following tables set forth, for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the three and the six month periods ended June 30, 2006 and 2005. The tables also set forth the average rate paid on total interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Except as indicated in the footnotes, no tax-equivalent adjustments were made and all average balances are daily average balances. Any nonaccruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended June 30,
	2006			2005
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (4)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (4)
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$2,174,278	$41,578	7.67%	$1,514,629	$25,716	6.81%
Securities(1)	1,707,314	19,300	4.52	1,484,400	15,196	4.09
Federal funds sold and other temporary investments	11,064	134	4.86	26,475	194	2.94

Total interest-earning assets	3,892,656	61,012	6.29%	3,025,504	41,106	5.45%

Less allowance for credit losses	(24,300)			(16,889)

Total interest-earning assets, net of allowance	3,868,356			3,008,615
Noninterest-earning assets	678,864			447,746

Total assets	$4,547,220			$3,456,361

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$665,882	$3,324	2.00%	$488,312	$1,156	0.95%
Savings and money market accounts	917,424	5,696	2.49	704,181	2,461	1.40
Certificates of deposit	1,236,668	11,855	3.85	1,066,039	7,074	2.66
Junior subordinated debentures	100,519	1,994	7.96	75,775	1,273	6.74
Federal funds purchased and other borrowings	90,164	1,127	5.01	44,273	517	4.68
Securities sold under repurchase agreements	47,076	434	3.70	26,659	146	2.20

Total interest-bearing liabilities	3,057,733	24,430	3.20%	2,405,239	12,627	2.11%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	829,653			605,014
Other liabilities	33,198			14,419

Total liabilities	3,920,584			3,024,672

Shareholders’ equity	626,636			431,689

Total liabilities and shareholders’ equity	$4,547,220			$3,456,361

Net interest rate spread			3.09%			3.34%

Net interest income and margin(2)		$36,582	3.77%		$28,479	3.78%

Net interest income and margin (tax-equivalent basis)(3)		$37,077	3.82%		$28,817	3.82%

(1)	Yield is based on amortized cost and does not include any component of unrealized gains or losses.
(2)	The net interest margin is equal to net interest income divided by average interest-earning assets.
(3)	In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35%.
(4)	Annualized.

	Six Months Ended June 30,
	2006			2005
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (4)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (4)
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$1,864,558	$70,060	7.58%	$1,357,830	$45,386	6.74%
Securities(1)	1,640,160	36,296	4.43	1,427,941	29,117	4.08
Federal funds sold and other temporary investments	14,522	340	4.72	50,720	636	2.53

Total interest-earning assets	3,519,240	106,696	6.11%	2,836,491	75,139	5.34%

Less allowance for credit losses	(20,793)			(15,661)

Total interest-earning assets, net of allowance	3,498,447			2,820,830
Noninterest-earning assets	574,131			396,794

Total assets	$4,072,578			$3,217,624

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$572,589	$4,698	1.65%	$499,580	$2,459	0.99%
Savings and money market accounts	828,111	9,559	2.33	650,736	4,186	1.30
Certificates of deposit	1,139,978	20,711	3.66	975,418	12,317	2.55
Junior subordinated debentures	84,023	3,391	8.14	63,962	2,162	6.82
Federal funds purchased and other borrowings	72,002	1,770	4.96	33,989	815	4.84
Securities sold under repurchase agreements	44,920	795	3.57	25,633	244	1.92

Total interest-bearing liabilities	2,741,623	40,924	3.01%	2,249,318	22,183	1.99%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	750,806			570,679
Other liabilities	28,470			17,815

Total liabilities	3,520,899			2,837,812

Shareholders’ equity	551,679			379,812

Total liabilities and shareholders’ equity	$4,072,578			$3,217,624

Net interest rate spread			3.10%			3.35%

Net interest income and margin(2)		$65,772	3.77%		$52,956	3.76%

Net interest income and margin (tax-equivalent basis)(3)		$66,601	3.82%		$53,647	3.81%

(1)	Yield is based on amortized cost and does not include any component of unrealized gains or losses.
(2)	The net interest margin is equal to net interest income divided by average interest-earning assets.
(3)	In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35%.
(4)	Annualized.

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

	Three Months Ended June 30, 2006 vs. 2005
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$11,200	$4,662	$15,862
Securities	2,282	1,822	4,104
Federal funds sold and other temporary investments	(113)	53	(60)

Total increase in interest income	13,369	6,537	19,906

Interest-bearing liabilities:
Interest-bearing demand deposits	420	1,748	2,168
Savings and money market accounts	745	2,490	3,235
Certificates of deposit	1,132	3,649	4,781
Junior subordinated debentures	416	305	721
Federal funds purchased and other borrowings	536	74	610
Securities sold under repurchase agreements	112	176	288

Total increase in interest expense	3,361	8,442	11,803

Increase (decrease) in net interest income	$10,008	$(1,905)	$8,103

	Six Months Ended June 30, 2006 vs. 2005
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$16,938	$7,736	24,674
Securities	4,327	2,852	7,179
Federal funds sold and other temporary investments	(454)	158	(296)

Total increase in interest income	20,811	10,746	31,557

Interest-bearing liabilities:
Interest-bearing demand deposits	359	1,880	2,239
Savings and money market accounts	1,141	4,232	5,373
Certificates of deposit	2,078	6,316	8,394
Junior subordinated debentures	678	551	1,229
Federal funds purchased and other borrowings	911	44	955
Securities sold under repurchase agreements	184	367	551

Total increase in interest expense	5,351	13,390	18,741

Increase (decrease) in net interest income	$15,460	$(2,644)	$12,816

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

The Company made a $120,000 provision for credit losses for the quarter ended June 30, 2006 and 2005. For the quarter ended June 30, 2006, net charge-offs were $206,000 compared with net charge-offs of $115,000 for the quarter ended June 30, 2005.

Noninterest Income

The Company’s primary sources of noninterest income are service charges on deposit accounts and other banking service related fees. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method. Banking related service fees include check cashing fees, official check fees, safe deposit box rent and currency handling fees. Noninterest income totaled $9.2 million for the three months ended June 30, 2006 compared with $7.9 million for the same period in 2005, an increase of $1.3 million, or 16.2%. Noninterest income increased $2.4 million, or 16.7%, to $16.8 million for the six months ended June 30, 2006 compared with $14.4 million for the same period in 2005. The changes during both periods were primarily due to an increase in net gain on sale of assets and an increase in insufficient funds charges and customer service charges which resulted from the increase in the number of accounts due to the SNB acquisition on April 1, 2006. At June 30, 2006, the acquisition added approximately 12,500 deposit accounts and over 3,500 debit cards.

The net gain on sale of assets increased $386,000 to $436,000 for the three months ended June 30, 2006 compared with $50,000 for the three months ended June 30, 2005. The net gain on sale of assets increased $394,000 for the six months ended June 30, 2006 to $445,000 compared with $51,000 for the same period in 2005. Both increases were principally due to the sale of two properties during the second quarter of 2006.

The following table presents for the periods indicated the major categories of noninterest income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Service charges on deposit accounts	$7,206	$6,478	$13,531	$11,886
Banking related service fees	342	288	645	555
Brokered mortgage income	245	193	428	318
Trust and investment income	43	87	113	156
Net gain on sale of assets	436	50	445	51
Net gain on sale of securities	—	—	—	—
Net gain on held for sale loans	—	69	—	121
Other noninterest income	884	716	1,661	1,327

Total noninterest income	$9,156	$7,881	$16,823	$14,414

Noninterest Expense

Noninterest expense totaled $21.4 million for the quarter ended June 30, 2006 compared with $17.8 million for the quarter ended June 30, 2005, an increase of $3.6 million, or 20.1%. This increase occurred primarily in salaries and employee benefits, core deposit intangibles amortization and depreciation expense. Noninterest expense totaled $38.6 million for the six months ended June 30, 2006 compared with $33.6 million for the six months ended June 30, 2005, an increase of $5.0 million, or 14.9%. The increases during both periods were primarily due to the SNB acquisition. The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Salaries and employee benefits(1)	$11,732	$9,520	$20,927	$18,051
Non-staff expenses:
Net occupancy expense	1,967	1,691	3,648	3,062
Depreciation	1,327	1,158	2,502	2,129
Data processing	989	701	1,800	1,297
Communications expense	1,106	954	2,161	1,774
Professional fees	398	289	699	540
Regulatory assessments and FDIC insurance	161	121	330	249
Ad valorem and franchise taxes	583	430	1,071	774
Core deposit intangibles amortization	1,358	1,098	2,425	1,821
Other	1,778	1,850	3,085	3,949

Total non-staff expenses	9,667	8,292	17,721	15,595

Total noninterest expense	$21,399	$17,812	$38,648	$33,646

(1)	Includes stock based compensation expense of $210,000 and $173,000 for the three months ended June 30, 2006 and 2005, respectively, and $382,000 and $303,000 for the six months ended June 30, 2006 and 2005, respectively.

Salaries and employee benefit expenses were $11.7 million for the quarter ended June 30, 2006 compared with $9.5 million for the quarter ended June 30, 2005, an increase of $2.2 million, or 23.2%. For the six months ended June 30, 2006, salaries and employee benefit expenses were $20.9 million, an increase of $2.9 million or 15.9% compared with $18.1 million for the six months ended June 30, 2005. The increases during both periods were principally due to additional staff associated with the SNB acquisition in April 2006. The number of full-time equivalent (FTE) associates employed by the Company increased from 902 at June 30, 2005 to 931 at June 30, 2006.

Non-staff expenses increased $1.4 million, or 16.6%, to $9.7 million for the quarter ended June 30, 2006 compared with $8.3 million during the same period in 2005. Non-staff expenses increased $2.1 million, or 13.6%, to $17.7 million for the six months ended June 30, 2006 compared to $15.6 million during the same period in 2005. The increases during both periods were principally due to additional expenses associated with the SNB acquisition, increases in core deposit intangibles amortization related to the 2005 and 2006 acquisitions and increases in depreciation expense due to the addition of the SNB banking centers.

Income Taxes

Income tax expense increased $2.1 million to $8.3 million for the quarter ended June 30, 2006 compared with $6.2 million for the same period in 2005. For the six months ended June 30, 2006, income tax expense totaled $14.9 million, an increase of $4.2 million or 39.4% compared with $10.7 million for the same period in 2005. Both increases were primarily attributable to higher pretax net earnings for the quarter and six months ended June 30, 2006 compared with the same respective periods in 2005.

FINANCIAL CONDITION

Loan Portfolio

Total loans were $2.205 billion at June 30, 2006, an increase of $662.7 million, or 43.0% from $1.542 billion at December 31, 2005. The increase was primarily due to the SNB acquisition and internal growth. At June 30, 2006, $585.5 million of total loans was attributed to SNB. Period end loans comprised 56.6% of average earning assets for the quarter ended June 30, 2006 compared with 49.9% of average earning assets for the quarter ended December 31, 2005.

The following table summarizes the loan portfolio of the Company by type of loan as of June 30, 2006 and December 31, 2005:

	June 30, 2006		December 31, 2005
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$297,230	13.5%	$222,773	14.4%
Real estate:
Construction and land development	396,246	18.0	206,653	13.4
1-4 family residential	373,783	17.0	313,184	20.3
Home equity	64,540	2.9	58,729	3.8
Commercial mortgages	839,769	38.1	566,356	36.7
Farmland	32,756	1.5	30,920	2.0
Multifamily residential	73,004	3.3	32,039	2.1
Agriculture	34,251	1.6	25,429	1.6
Other	21,781	1.0	20,859	1.4
Consumer (net of unearned discount)	71,432	3.1	65,183	4.3

Total loans	$2,204,792	100.0%	$1,542,125	100.0%

Nonperforming Assets

The Company had $1.2 million in nonperforming assets at June 30, 2006 and $1.4 million in nonperforming assets at December 31, 2005, a decrease of $237,000 or 16.8%.

The Company generally places a loan on nonaccrual status and ceases accruing interest when the payment of principal or interest is delinquent for 90 days, or earlier in some cases, unless the loan is in the process of collection and the underlying collateral fully supports the carrying value of the loan. The Company generally charges off all loans before attaining nonaccrual status.

The following table presents information regarding nonperforming assets as of the dates indicated:

	June 30, 2006	December 31, 2005
	(Dollars in thousands)
Nonaccrual loans	$350	$355
Restructured loans	—	—
Accruing loans 90 or more days past due	744	788

Total nonperforming loans	1,094	1,143
Repossessed assets	—	26
Other real estate	77	239

Total nonperforming assets	$1,171	$1,408

Nonperforming assets to total loans and other real estate	0.05%	0.09%

Allowance for Credit Losses

Management actively monitors the Company’s asset quality and provides specific loss allowances when necessary. Loans are charged-off against the allowance for credit losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. As of June 30, 2006, the allowance for credit losses amounted to $24.3 million, or 1.10% of total loans compared with $17.2 million, or 1.12% of total loans at December 31, 2005.

Set forth below is an analysis of the allowance for credit losses for the six months ended June 30, 2006 and the year ended December 31, 2005:

	As of and for the Six Months Ended June 30, 2006	As of and for the Year Ended December 31, 2005
	(Dollars in thousands)
Average loans outstanding	$1,864,558	$1,435,376

Gross loans outstanding at end of period	$2,204,792	$1,542,125

Allowance for credit losses at beginning of period	$17,203	$13,105
Balance acquired with the SNB acquisition in 2006 and the First Capital and Grapeland acquisitions in 2005, respectively	7,054	4,028
Provision for credit losses	240	480
Charge-offs:
Commercial and industrial	(138)	(410)
Real estate and agriculture	(21)	(242)
Consumer	(156)	(240)
Recoveries:
Commercial and industrial	19	188
Real estate and agriculture	33	184
Consumer	46	110

Net charge-offs	(217)	(410)

Allowance for credit losses at end of period	$24,280	$17,203

Ratio of allowance to end of period loans	1.10%	1.12%
Ratio of net charge-offs to average loans	0.01%	0.03%
Ratio of allowance to end of period nonperforming loans	2,219.4%	1,505.1%

Securities

Carrying cost of securities totaled $1.64 billion at June 30, 2006 compared with $1.57 billion at December 31 2005, an increase of $70.8 million or 4.5%. The increase was principally due to the SNB acquisition. At June 30, 2006, securities represented 36.3% of total assets compared with 43.9% of total assets at December 31, 2005.

The following table summarizes the amortized cost of securities as of the dates shown (available-for-sale securities are not adjusted for unrealized gains or losses):

	June 30, 2006	December 31, 2005
	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$319,022	$296,349
70% non-taxable preferred stock	24,000	24,000
States and political subdivisions	48,634	31,250
Corporate debt securities	7,234	8,550
Collateralized mortgage obligations	308,219	222,615
Mortgage-backed securities	932,133	987,088
Qualified Zone Academy Bond (QZAB)	8,000	8,000
Other	4,018	814

Total amortized cost	$1,651,260	$1,578,666

Total fair value	$1,593,874	$1,546,055

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities. Furthermore, management also has the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of June 30, 2006, management believes any impairment in the Company’s securities are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

Premises and Equipment

Premises and equipment, net of accumulated depreciation, totaled $64.2 million and $49.2 million at June 30, 2006 and December 31, 2005, respectively, an increase of $15.0 million or 30.5%. The increase was primarily due to the SNB acquisition which added (5) five banking centers in April 2006 and an additional banking center under construction that opened in July 2006.

Deposits

Total deposits were $3.640 billion at June 30, 2006 compared with $2.920 billion at December 31, 2005, an increase of $719.7 million or 24.6%. The increase was primarily due to the SNB acquisition in April 2006. At June 30, 2006 and December 31, 2005, noninterest-bearing deposits accounted for approximately 23.1% of total deposits. Interest-bearing demand deposits totaled $2.801 billion, or 76.9%, of total deposits at June 30, 2006 compared with $2.246 billion, or 76.9%, of total deposits at December 31, 2005.

The following table summarizes the daily average balances and weighted average rates paid on deposits for the periods presented below:

	For the Six Months Ended June 30, 2006		For the Year Ended December 31, 2005
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Interest-bearing checking	$572,589	1.65%	$477,199	0.98%
Regular savings	164,685	1.09	150,577	0.83
Money market savings	663,426	2.63	545,660	1.73
Time deposits	1,139,978	3.66	1,009,147	2.80

Total interest-bearing deposits	2,540,678	2.78	2,182,583	2.00
Noninterest-bearing deposits	754,309	—	609,230	—

Total deposits	$3,294,987	2.14%	$2,791,813	1.56%

Other Borrowings

The Company utilizes borrowings to supplement deposits to fund its lending and investment activities. Borrowings consist of funds from the Federal Home Loan Bank (“FHLB”) and correspondent banks. FHLB advances are considered short-term, overnight borrowings. At June 30, 2006, the Company had $77.7 million in FHLB borrowings of which $40.0 million consisted of FHLB advances and $37.7 million consisted of long-term FHLB notes payable compared with $55.4 million in FHLB borrowings at December 31, 2005, which consisted of $38.4 million in long-term FHLB notes payable and $17.0 million in FHLB advances. The maturity dates on the FHLB notes payable range from the years 2006 to 2028 and have interest rates ranging from 2.79% to 6.48%. The highest outstanding balance of FHLB advances during the six months ended June 30, 2006 was $116.0 million compared with $39.0 million during the year ended December 31, 2005. The Company had no federal funds purchased at June 30, 2006 or December 31, 2005.

At June 30, 2006, the Company had $47.5 million in securities sold under repurchase agreements compared with $47.0 million at December 31, 2005.

Junior Subordinated Debentures

At June 30, 2006 and December 31, 2005, the Company had outstanding $100.5 million and $75.8 million, respectively, in junior subordinated debentures issued to the Company’s subsidiary trusts. The increase of $24.7 million was due to the Company’s assumption of $30.9 million in junior subordinated debentures issued by SNB to its three subsidiary trusts, partially offset by the redemption of $6.2 million junior subordinated debentures held by Paradigm Capital Trust II on February 28, 2006.

A summary of pertinent information related to the Company’s eight issues of junior subordinated debentures outstanding at June 30, 2006 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate (1)	Junior Subordinated Debt Owed to Trusts	Maturity Date (2)
Prosperity Statutory Trust II	July 31, 2001	$15,000,000	3-month LIBOR + 3.58%, not to exceed 12.50%	$15,464,000	July 31, 2031
Prosperity Statutory Trust III	Aug. 15, 2003	12,500,000	6.50%(3)	12,887,000	Sept. 17, 2033
Prosperity Statutory Trust IV	Dec. 30, 2003	12,500,000	6.50%(4)	12,887,000	Dec. 30, 2033
First Capital Statutory Trust I(5)	Mar. 26, 2002	20,000,000	3-month LIBOR +3.60%	20,619,000	Mar. 26, 2032
First Capital Statutory Trust II(5)	Sept. 26, 2002	7,500,000	3-month LIBOR +3.40%	7,732,000	Sept. 26, 2032
SNB Statutory Trust II(6)	Mar. 26, 2003	10,000,000	3-month LIBOR +3.15%	10,310,000	Mar. 26, 2033
SNB Capital Trust III(6)	Mar. 27, 2003	10,000,000	3-month LIBOR +3.15%	10,310,000	Mar. 27, 2033
SNB Capital Trust IV(6)	Sept. 25, 2003	10,000,000	3-month LIBOR +3.00%	10,310,000	Sept. 25, 2033

(1)	The 3-month LIBOR in effect as of June 30, 2006 was 5.48%.

(2)	The debentures are callable five years from issuance date.
(3)	The debentures bear a fixed interest rate until September 17, 2008, when the rate begins to float on a quarterly basis based on the three-month LIBOR plus 3.00%.
(4)	The debentures bear a fixed interest rate until December 30, 2008, when the rate begins to float on a quarterly basis based on the three-month LIBOR plus 2.85%.
(5)	Assumed in connection with the First Capital acquisition on March 1, 2005.
(6)	Assumed in connection with the SNB acquisition on April 1, 2006.

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

Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of June 30, 2006, the Company had cash and cash equivalents of $123.2 million compared with $97.4 million at December 31, 2005.

Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of June 30, 2006 (other than deposit obligations). The Company’s future cash payments associated with its contractual obligations pursuant to its junior subordinated debentures, FHLB notes payable and operating leases as of June 30, 2006 are summarized below. Payments for FHLB notes payable do not include interest of $7.4 million that will be paid over the future periods presented. Payments related to leases are based on actual payments specified in underlying contracts.

	Payments due in:
	Remaining Fiscal 2006	Fiscal 2007-2008	Fiscal 2009-2010	Thereafter	Total
	(Dollars in thousands)
Junior subordinated debentures	$—	$—	$—	$100,519	$100,519
Federal Home Loan Bank notes payable	11,301	8,863	10,527	7,020	37,711
Operating leases	1,668	5,180	3,223	3,232	13,303

Total	$12,969	$14,043	$13,750	$110,771	$151,533

Off-Balance Sheet Items

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit as of June 30, 2006 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Remaining Fiscal 2006	Fiscal 2007-2008	Fiscal 2009-2010	Thereafter	Total
	(Dollars in thousands)
Standby letters of credit	$3,946	$6,205	$88	$59	$10,298
Commitments to extend credit	158,700	245,521	5,048	122,400	531,669

Total	$162,646	$251,726	$5,136	$122,459	$541,967

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

Capital Resources

Total shareholders’ equity was $635.4 million at June 30, 2006 compared with $464.7 million at December 31, 2005, an increase of $170.7 million, or 36.7%. The increase was due primarily to net earnings of $28.8 million, common stock issued in connection with the SNB acquisition of $141.4 million and common stock issued in connection with the exercise of stock options of $7.3 million, partially offset by dividends paid of $6.1 million for the six months ended June 30, 2006.

Both the Board of Governors of the Federal Reserve System, with respect to the Company, and the Federal Deposit Insurance Corporation (“FDIC”), with respect to the Bank, have established certain minimum risk-based capital standards that apply to bank holding companies and federally insured banks. As of June 30, 2006, the Company’s Tier 1 risk-based capital, total risk-based capital and leverage capital ratios were 12.47%, 13.53% and 6.98%, respectively. As of June 30, 2006, the Bank’s risk-based capital ratios were above the levels required for the Bank to be designated as “well capitalized” by the FDIC, with Tier-1 risk-based capital, total risk-based capital and leverage capital ratios of 12.16%, 13.22% and 6.73%, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective.

Changes in internal control over financial reporting. During the quarter ended June 30, 2006, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable

ITEM 1A. RISK FACTORS

The Company’s Annual Report on Form 10-K for the year ended December 31, 2005 includes a detailed description of the Company’s risk factors. The information presented below updates and should be read in conjunction with the risk factors disclosed in the Form 10-K.

Risks Related to the Company’s Pending Acquisition of Texas United Bancshares, Inc.

There may be undiscovered risks or losses associated with the Texas United acquisition.

As a result of the pending acquisition of Texas United, the Company will acquire all of the assets and liabilities of Texas United, including, without limitation, its loan portfolio. The Company has not previously owned or operated Texas United and its does not have any detailed working experience related to its business and operations. There may be instances when the Company, under its normal operating procedures, may find after the acquisition, that there may be additional losses or undisclosed liabilities with respect to the assets and liabilities of Texas United, and, with respect to its loan portfolio, that the ability of a borrower to repay a loan may have become impaired, the quality of the value of the collateral securing a loan may fall below the Company’s standards or the allowance for credit losses may not be adequate. One or more of these factors might cause the Company to have additional losses or liabilities, additional loan charge-offs or increases in allowance for credit losses, which could have a negative impact upon the Company’s future income.

The Company may not be able to successfully consummate the acquisition of Texas United. Even if the acquisition is consummated, the Company may not be able to integrate Texas United’s operations with its business efficiently.

While the Company has entered into a definitive agreement to acquire all of the capital stock of Texas United, there are a number of conditions to completing the acquisition, including regulatory approval and the approval of the shareholders of Texas United and the Company, and there can be no assurance that those conditions will be satisfied. Even if the acquisition is consummated, it will create risks associated with the integration of Texas United’s operations with the Company’s operations, including, without limitation, the loss of key employees and customers, the disruption of ongoing businesses and possible inconsistencies in standards, controls and procedures.

The Company may not realize the benefits from the Texas United acquisition that it anticipates, or it may not be able to integrate Texas United’s operations successfully. If the Company fails to integrate the operations of Texas United efficiently, it could have a material adverse effect on the Company’s business, financial condition, results of operation and future prospects.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a.	Not applicable

b.	Not applicable

c.	Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 18, 2006, the Company held its Annual Meeting of Shareholders to consider and act upon the items listed below:

1.	James A. Bouligny, Charles J. Howard, M.D., S. Reed Morian, Robert Steelhammer and H.E. Timanus, Jr. were elected as Class II directors to serve on the Board of Directors of the Company until the Company’s 2009 Annual Meeting of Shareholders and until their successors are duly elected and qualified. A total of 23,287,341 shares were voted in favor of the election of James. A. Bouligny and 1,090,926 shares were withheld from voting. A total of 23,335,464 shares were voted in favor of the election of Charles J. Howard, M.D. and 1,042,803 shares were withheld from voting. A total of 22,787,953 shares were voted in favor of the election of S. Reed Morian and 1,590,314 shares were withheld from voting. A total of 22,661,576 shares were voted in favor of the election of Robert Steelhammer and 1,716,691 shares were withheld from voting. A total of 23,269,295 shares were voted in favor of the election of H.E. Timanus, Jr. and 1,108,972 shares were withheld from voting.

The following Class I and Class III directors continued in office after the Annual Meeting: Charles A. Davis, Jr., William H. Fagan, M.D., Ned S. Holmes, D. Michael Hunter, Perry Mueller, Jr., D.D.S., Tracy T. Rudolph, Harrison Stafford II and David Zalman.

2.	The shareholders approved an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of Common Stock from 50,000,000 to 200,000,000 shares. A total of 16,161,083 shares were voted in favor of the amendment, 8,169,338 shares were voted against the amendment and 47,846 shares abstained from voting.

3.	The shareholders ratified the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2006. A total of 23,637,557 shares were voted in favor of the appointment, 716,607 shares were voted against the appointment and 24,103 shares abstained from voting.

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

a.	Exhibits:

The following exhibits are furnished with this Quarterly Report on Form 10-Q:

Exhibit Number	Description of Exhibit

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPERITY BANCSHARES, INC.SM
(Registrant)

Date: 08/09/06	/s/ David Zalman
David Zalman
Chief Executive Officer

Date: 08/09/06	/s/ David Hollaway
David Hollaway
Chief Financial Officer