Form 10-Q
period 2006-09-30
PROSPERITY BANCSHARES INC
filed 2006-11-09
CIK 1068851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

As of November 6, 2006, there were 32,792,085 shares of the registrant’s Common Stock, par value $1.00 per share, outstanding.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

INDEX TO FORM 10-Q

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements	3
	Consolidated Balance Sheets as of September 30, 2006 (unaudited) and December 31, 2005 (unaudited)	3
	Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2006 and 2005 (unaudited)	4
	Consolidated Statements of Shareholders’ Equity for the Year Ended December 31, 2005 (unaudited) and for the Nine Months Ended September 30, 2006 (unaudited)	5
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2006 and 2005 (unaudited)	6
	Notes to Interim Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27

Item 4.	Controls and Procedures	27

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults upon Senior Securities	28
Item 4.	Submission of Matters to a Vote of Security Holders	28
Item 5.	Other Information	28
Item 6.	Exhibits	28
Signatures		29

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2006	December 31, 2005
	(Dollars in thousands, except share data)
ASSETS
Cash and due from banks	$85,106	$91,518
Federal funds sold	31,074	5,846

Total cash and cash equivalents	116,180	97,364
Interest bearing deposits in financial institutions	397	297
Available for sale securities, at fair value (amortized cost of $383,586 and $416,425, respectively)	377,384	410,361
Held to maturity securities, at cost (fair value of $1,155,785 and $1,135,694, respectively	1,189,094	1,162,241
Loans held for investment	2,214,401	1,542,125
Less allowance for credit losses	(24,093)	(17,203)

Loans, net	2,190,308	1,524,922
Accrued interest receivable	20,091	16,105
Goodwill	425,073	261,964
Core deposit intangibles, net of accumulated amortization of $10,320 and $6,704, respectively	24,285	22,461
Bank premises and equipment, net	63,118	49,244
Other real estate owned	59	239
Bank Owned Life Insurance (BOLI), net	14,048	13,676
Leased assets	3,898	4,464
Other assets	31,781	22,644

TOTAL ASSETS	$4,455,716	$3,585,982

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$809,836	$674,407
Interest-bearing	2,783,309	2,245,911

Total deposits	3,593,145	2,920,318
Other borrowings	31,484	55,404
Securities sold under repurchase agreements	48,459	46,985
Accrued interest payable	9,563	6,546
Other liabilities	22,393	16,237
Junior subordinated debentures	100,519	75,775

Total liabilities	3,805,563	3,121,265

SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $1 par value; 200,000,000 shares authorized; 32,823,873 and 27,857,887 shares issued at September 30, 2006 and December 31, 2005, respectively; 32,786,785 and 27,820,799 shares outstanding at September 30, 2006 and December 31, 2005, respectively	32,824	27,858
Capital surplus	425,300	280,525
Retained earnings	196,668	160,883
Accumulated other comprehensive loss — net unrealized loss on available for sale securities, net of tax benefit of $2,171 and $2,122, respectively	(4,032)	(3,942)
Less treasury stock, at cost, 37,088 shares	(607)	(607)

Total shareholders’ equity	650,153	464,717

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,455,716	$3,585,982

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$43,625	$26,992	$113,685	$72,378
Securities:
Taxable	17,532	15,066	52,597	43,262
Nontaxable	513	317	1,337	982
70% nontaxable preferred dividends	257	130	664	386
Federal funds sold	220	200	554	833
Deposits in financial institutions	3	2	9	5

Total interest income	62,150	42,707	168,846	117,846

INTEREST EXPENSE:
Deposits	22,519	11,663	57,487	30,625
Junior subordinated debentures	2,106	1,337	5,497	3,499
Federal funds purchased and other borrowings	1,061	566	2,831	1,381
Securities sold under repurchase agreements	497	221	1,292	465

Total interest expense	26,183	13,787	67,107	35,970

NET INTEREST INCOME	35,967	28,920	101,739	81,876
PROVISION FOR CREDIT LOSSES	120	120	360	360

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	35,847	28,800	101,379	81,516

NONINTEREST INCOME:
Customer service fees	7,079	6,774	20,610	18,660
Other	1,839	1,318	5,131	3,846

Total noninterest income	8,918	8,092	25,741	22,506

NONINTEREST EXPENSE:
Salaries and employee benefits	10,268	9,653	31,195	27,704
Net occupancy expense	2,166	1,810	5,814	4,872
Data processing	928	762	2,728	2,059
Core deposit intangible amortization	1,191	1,025	3,616	2,846
Depreciation expense	1,265	1,209	3,767	3,337
Other	4,011	3,611	11,357	10,898

Total noninterest expense	19,829	18,070	58,477	51,716

INCOME BEFORE INCOME TAXES	24,936	18,822	68,643	52,306
PROVISION FOR INCOME TAXES	8,572	6,351	23,520	17,073

NET INCOME	$16,364	$12,471	$45,123	$35,233

EARNINGS PER SHARE
Basic	$0.50	$0.45	$1.45	$1.34

Diluted	$0.49	$0.45	$1.43	$1.32

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
	(Dollars in thousands, except share data)
BALANCE AT JANUARY 1, 2005	22,418,128	$22,418	$134,288	$122,647	$(3,099)	$(607)	$275,647
Comprehensive Income:
Net income				47,860			47,860
Net change in unrealized loss on available for sale securities					(894)		(894)
Add: Reclassification adjustment for net losses included in net income, net of tax benefit of $28					51		51

Total comprehensive income							47,017

Issuance of common stock in connection with the exercise of stock options and restricted stock	128,015	128	1,089				1,217
Common stock issued in connection with the First Capital acquisition	5,078,856	5,079	137,439				142,518
Common stock issued in connection with the Grapeland acquisition	232,888	233	6,894				7,127
Stock-based compensation expense			619				619
Cash dividends declared, $0.35 per share				(9,624)			(9,624)
Other			196				196

BALANCE AT DECEMBER 31, 2005	27,857,887	$27,858	$280,525	$160,883	$(3,942)	$(607)	$464,717
Comprehensive income:
Net income				45,123			45,123
Net change in unrealized loss on available for sale securities					(90)		(90)

Total comprehensive income							45,033

Issuance of common stock in connection with the exercise of stock options and restricted stock	517,761	518	7,255				7,773
Common stock issued in connection with the SNB acquisition	4,448,225	4,448	136,914				141,362
Stock-based compensation expense			606				606
Cash dividends declared, $0.30 per share				(9,338)			(9,338)

BALANCE AT SEPTEMBER 30, 2006	32,823,873	$32,824	$425,300	$196,668	$(4,032)	$(607)	$650,153

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2006	2005
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$45,123	$35,233
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,383	6,183
Provision for credit losses	360	360
Net (accretion) amortization of discount/ premium on investments	(257)	2,278
Net gain on sale of other real estate	(37)	(46)
Net gain on sale of premises and equipment	(540)	(17)
Net gain on held for sale loans	—	(177)
Fundings of held for sale loans	—	(14,744)
Proceeds from held for sale loans	—	14,921
Stock-based compensation expense	606	481
(Increase) decrease in other assets and accrued interest receivable	(1,133)	9,767
Increase (decrease) in accrued interest payable and other liabilities	7,787	(3,723)

Total adjustments	14,169	15,283

Net cash provided by operating activities	59,292	50,516

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of held to maturity securities	239,372	197,401
Purchase of held to maturity securities	(54,662)	(161,396)
Proceeds from maturities and principal paydowns of available for sale securities	46,700	56,463
Purchase of available for sale securities	31	(141,000)
Net increase in loans	(74,079)	(12,964)
Purchase of bank premises and equipment	(3,375)	(1,000)
Net decrease in interest-bearing deposits in financial institutions	(100)	—
Proceeds from sale of bank premises, equipment, and other real estate	3,148	1,399
Purchase of First Capital Bankers, Inc.	—	(2,367)
Cash and cash equivalents acquired in the purchase of First Capital Bankers, Inc.	—	58,972
Purchase of SNB Bancshares, Inc.	(93,849)	—
Cash and cash equivalents acquired in the purchase of SNB Bancshares, Inc.	18,020	—
Purchase of Grapeland Bancshares, Inc.	(77)	—

Net cash provided by (used in) investing activities	81,129	(4,492)

(Table continued on following page)

	Nine Months Ended September 30,
	2006	2005
	(Dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	$5,612	$34,074
Net decrease in interest-bearing deposits	(76,706)	(88,985)
Net repayments of other borrowings	(44,420)	(753)
Net increase in securities sold under repurchase agreements	1,474	12,050
Redemption of Paradigm Capital Trust II	(6,000)	—
Proceeds from exercise of stock options	7,773	735
Payments of cash dividends	(9,338)	(6,845)

Net cash used in financing activities	(121,605)	(49,724)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$18,816	$(3,700)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	97,364	137,910

CASH AND CASH EQUIVALENTS, END OF PERIOD	$116,180	$134,210

NONCASH ACTIVITIES:
Stock issued in connection with the acquisition of SNB Bancshares, Inc.	$141,362	$—
Stock issued in connection with the acquisition of First Capital Bankers, Inc.	$—	$142,518

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(UNAUDITED)

1. BASIS OF PRESENTATION

The interim consolidated financial statements include the accounts of Prosperity Bancshares, Inc. ®(the “Company”) and its wholly-owned subsidiaries, Prosperity Bank ®(the “Bank”) and Prosperity Holdings of Delaware, L.L.C. All significant inter-company transactions and balances have been eliminated.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Operating results for the nine month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

2. EARNINGS PER SHARE

The following table illustrates the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands, except per share amounts)
Net income available to common shareholders	$16,364	$12,471	$45,123	$35,233

Weighted average common shares outstanding	32,771	27,546	31,053	26,389
Potential dilutive common shares	411	353	399	312

Weighted average common shares and equivalents outstanding	33,182	27,899	31,452	26,701

Basic earnings per common share	$0.50	$0.45	$1.45	$1.34

Diluted earnings per common share	$0.49	$0.45	$1.43	$1.32

Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding during the applicable period. Diluted earnings per share is computed using the weighted-average number of shares determined for the basic computation plus the dilutive effect of stock options and non-vested stock granted using the treasury stock method. There were no stock options exercisable at September 30, 2006 and 2005 that would have had an anti-dilutive effect on the above computation.

3. NEW ACCOUNTING STANDARDS

SFAS No. 157, “Fair Value Measurement”. In 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157 (“SFAS 157”). SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of the adoption of this accounting standard on its financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(UNAUDITED)

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 (“FAS 109”), Accounting for Income Taxes. FIN 48 clarifies the application of FAS 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. Additionally, FIN 48 provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of the adoption of this accounting standard on its financial statements.

SFAS No. 123(R), “Share-Based Payment (Revised 2004).” SFAS 123(R) establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS 123(R) eliminates the ability to account for stock-based compensation using Accounting Pronouncements Board (“APB”) 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. SFAS 123(R) applies to new awards, modified awards and to awards cancelled after January 1, 2006. SFAS 123(R) was effective on January 1, 2006 and its adoption did not have a material impact on the Company’s financial statements. The Company had previously adopted SFAS No. 123 on January 1, 2003. The Company recorded $606,000 in stock based compensation expense for the nine months ended September 30, 2006. There was no income tax benefit recorded for the stock-based compensation expense.

4. GOODWILL AND CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles (CDI) for nine months ended September 30, 2006 were as follows:

	Goodwill	Core Deposit Intangibles
	(In thousands)
Balance as of December 31, 2005	$261,964	$22,461
Amortization	—	(3,616)
Acquisition of SNB Bancshares, Inc.	161,655	5,734
Acquisition of Grapeland Bancshares, Inc.	667	(294)
Acquisition of First Capital Bankers, Inc.	371	—
Acquisitions prior to December 31, 2004 (deferred taxes)	416	—

Balance as of September 30, 2006	$425,073	$24,285

Gross core deposit intangibles outstanding were $34.6 million at September 30, 2006 and $29.2 million at December 31, 2005. Purchase accounting adjustments to prior year acquisitions were made to adjust deferred tax asset and liability balances. Goodwill is recorded on the acquisition date of each entity. The Company may record subsequent adjustments to goodwill for amounts undeterminable at acquisition date, such as deferred taxes, and therefore the goodwill amounts reflected in the table above may change accordingly. The Company initially records the total premium paid on acquisitions as goodwill. After a third party valuation, core deposit intangibles are identified and reclassified from goodwill to core deposit intangibles on the balance sheet. This reclassification had no effect on total assets, liabilities, shareholders’ equity, net income or cash flows. Management performs an annual evaluation of whether any impairment of the goodwill and other intangibles has occurred. If any such impairment is determined, a write down is recorded. As of September 30, 2006, there were no impairments recorded on goodwill.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(UNAUDITED)

5. STOCK BASED COMPENSATION

At September 30, 2006, the Company had two stock-based employee compensation plans and four stock option plans assumed in connection with acquisitions under which no additional options will be granted. Prior to 2003, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stack-Based Compensation, as provided by SFAS No. 148 for stock-based employee compensation. The Company adopted SFAS 123(R) on January 1, 2006. The Company recognized $606,000 and $481,000 in stock-based compensation expense for the nine months ended September 30, 2006 and 2005 and $223,000 and $177,000 in stock-based compensation expense for the three months ended September 30, 2006 and 2005, respectively. There was no income tax benefit recorded for the stock-based compensation expense for the same periods.

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

The fair value of options was estimated using an option-pricing model with the following weighted average assumptions:

	September 30,
	2006	2005
Expected life in years	4.64	4.63
Risk free interest rate	4.18%	4.19%
Volatility	21.29%	21.40%
Dividend yield	1.27%	1.30%

A summary of changes in outstanding vested and unvested options during the nine months ended September 30, 2006 is set forth below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Options outstanding, beginning of period	1,169	$21.58
Options granted (1)	507	16.47
Options forfeited	(20)	26.43
Options exercised	(513)	15.16

Options outstanding, end of period	1,143	$21.68	7.70	$14,131

Options exercisable, end of period	360	$14.94	7.51	$6,873

(1)	Consists of options to acquire 467,578 shares of Common Stock assumed in connection with the SNB acquisition.

The weighted-average grant date fair value of the options assumed in connection with the acquisition of SNB Bancshares, Inc. (“SNB”) in April 2006 was $14.93. The total intrinsic value of the options exercised during the nine month periods ended September 30, 2006 and 2005 was $9.7 million and $2.2 million, respectively. The total fair value of shares vested and forfeited during the nine month period ended September 30, 2006 was $248,308 and $105,452, respectively.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(UNAUDITED)

A summary of changes in unvested options is set forth below:

	Nine Months Ended September 30,
	2006		2005
	Number of Options	Weighted Average Grant Date Fair Value	Number of Options	Weighted Average Grant Date Fair Value
	(In thousands)		(In thousands)
Unvested options outstanding, beginning of period	849	$5.52	833	$4.95
Options granted	39	7.48	174	5.48
Unvested options forfeited	(20)	5.44	(16)	5.46
Options vested	(85)	2.90	(124)	2.18

Unvested options outstanding, end of period	783	$5.92	867	$5.46

The Company received $7.8 million and $735,000 in cash from the exercise of stock options during the nine month periods ended September 30, 2006 and 2005, respectively. The increase in cash received for the exercise of stock options was primarily due to the exercise of options assumed in connection with the SNB acquisition. The Company assumed 467,578 options with a weighted average exercise price of $15.10, of which 392,406 were exercised by September 30, 2006. There was no tax benefit realized from exercises of the stock-based compensation arrangements during the nine month periods ended September 30, 2006 and 2005.

As of September 30, 2006, there was $2.1 million of total unrecognized compensation expense related to unvested stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.79 years.

6. RECENT ACQUISITION

On April 1, 2006, the Company completed its acquisition of SNB, Sugar Land, Texas. Under the terms of the merger agreement, SNB was merged into the Company and subsequently, SNB’s wholly owned subsidiary, Southern National Bank of Texas, was merged into the Bank. The Company issued 4.448 million shares of its common stock and $93.8 million in cash for all of the issued and outstanding capital stock of SNB. In addition, options to acquire 762,950 shares of SNB common stock were converted into options to acquire 467,578 shares of Company common stock. All remaining options to acquire SNB common stock were cancelled and redeemed for cash prior to the merger. In connection with the merger, the Company assumed $30.9 million in junior subordinated debentures issued to three subsidiary trusts of SNB. SNB was publicly traded and operated five (5) banking offices in Fort Bend County, Houston and Katy, Texas and two (2) stand alone motor banks in Houston, Texas. At the time of acquisition, SNB had an additional banking office under construction in Katy, Texas, which became a full-service banking center of the Company upon completion in July 2006. As of December 31, 2005, SNB had, on a consolidated basis, total assets of $1.025 billion, loans (including loans held for sale) of $652.8 million, deposits of $892.0 million and shareholders’ equity of $82.5 million.

The table below summarizes select pro forma data for the two combined companies for the periods indicated:

	For the nine months ended September 30,
	2006	2005
	(In thousands, except per share amounts)
Net interest income	$109,803	$98,371
Net income	47,268	41,668
Earnings per share (diluted)	1.44	1.34

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2006

(UNAUDITED)

7. PENDING ACQUISITION

On July 19, 2006, the Company announced its proposed acquisition of Texas United Bancshares, Inc., La Grange, Texas (“TXUI”). Under the terms of the merger agreement, TXUI will merge into the Company and subsequently, TXUI’s wholly owned subsidiary banks, State Bank, GNB Financial, n.a., Gateway National Bank and Northwest Bank, will merge with the Bank. The Company expects to issue approximately 10.875 million shares of its common stock for all of the issued and outstanding capital stock of TXUI, subject to adjustment as provided in the merger agreement. TXUI is publicly traded and operates forty-three (43) banking offices in Texas. As of September 30, 2006, TXUI had, on a consolidated basis, total assets of $1.855 billion, loans of $1.269 billion, deposits of $1.350 billion and shareholders’ equity of $174.7 million.

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

RECENT ACQUISITION

On April 1, 2006, the Company completed its acquisition of SNB Bancshares, Inc., Sugar Land, Texas (“SNB”). Under the terms of the merger agreement, SNB was merged into the Company and subsequently, SNB’s wholly owned subsidiary, Southern National Bank of Texas, was merged into Prosperity Bank® (“Prosperity Bank®” or the “Bank”) . The Company issued 4.448 million shares of its common stock and $93.8 million in cash for all of the issued and outstanding capital stock of SNB. In addition, options to acquire 762,950 shares of SNB common stock were converted into options to acquire 467,578 shares of Company common stock. All remaining options to acquire SNB common stock were cancelled and redeemed for cash prior to the merger. In connection with the merger, the Company assumed $30.9 million in junior subordinated debentures issued to three subsidiary trusts. SNB was publicly traded and operated five (5) banking offices in Fort Bend County, Houston and Katy, Texas and two (2) stand alone motor banks in Houston, Texas. At the time of acquisition, SNB had an additional banking office under construction in Katy, Texas, which became a full-service banking center of the Company upon completion in July 2006. As of December 31, 2005, SNB had, on a consolidated basis, total assets of $1.025 billion, loans (including loans held for sale) of $652.8 million, deposits of $892.0 million and shareholders’ equity of $82.5 million.

PENDING ACQUISITION

On July 19, 2006, the Company announced its proposed acquisition of Texas United Bancshares, Inc., La Grange, Texas (“TXUI”). Under the terms of the merger agreement, TXUI will merge into the Company and subsequently, TXUI’s wholly owned subsidiary banks, State Bank, GNB Financial, n.a., Gateway National Bank and Northwest Bank, will merge with the Bank. The Company expects to issue approximately 10.875 million shares of its common stock for all of the issued and outstanding capital stock of TXUI, subject to adjustment as provided in the merger agreement. TXUI is publicly traded and operates forty-three (43) banking offices in Texas. As of September 30, 2006, TXUI had, on a consolidated basis, total assets of $1.855 billion, loans of $1.269 billion, deposits of $1.350 billion and shareholders’ equity of $174.7 million.

OVERVIEW

The Company was formed in 1983 as a vehicle to acquire the former Allied First Bank in Edna, Texas which was chartered in 1949 as The First National Bank of Edna. The Company is a registered financial holding company that derives substantially all of its revenues and income from the operation of its bank subsidiary, Prosperity Bank®. The Bank provides a wide array of financial products and services to small and medium-sized businesses and consumers. The Bank operates eighty-eight (88) full-service banking locations; with thirty-eight (38) in the Greater Houston Consolidated Metropolitan Statistical Area (“CMSA”), seventeen (17) in fifteen contiguous counties situated south and southwest of Houston and extending into South Texas, five (5) in the Austin, Texas area, fifteen (15) in the Corpus Christi, Texas area, two (2) in East Texas and eleven (11) in the Dallas/Fort Worth, Texas area. The Greater Houston CMSA includes Austin, Brazoria, Chambers, Fort Bend, Galveston, Harris, Liberty, Montgomery, San Jacinto and Waller counties. The Company’s headquarters are located at Prosperity Bank Plaza, 4295 San Felipe in Houston, Texas and its telephone number is (713) 693-9300. The Company’s website address is www.prosperitybanktx.com. Information contained on the Company’s website is not incorporated by reference into this quarterly report on Form 10-Q and is not part of this or any other report.

The Company generates the majority of its revenues from interest income on loans, service charges on customer accounts and income from investment in securities. The revenues are partially offset by interest expense paid on deposits and other borrowings and non-interest expenses such as administrative and occupancy expenses. Net interest income is the difference between interest income on earning assets such as loans and securities and interest expense on liabilities such as deposits and borrowings which are used to fund those assets. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and margin. The Company has recognized increased net interest income primarily due to an increase in the volume of interest-earning assets.

Three principal components of the Company’s growth strategy are internal growth, stringent cost control practices and strategic merger transactions. The Company focuses on continual internal growth. Each banking center is operated as a separate profit center, maintaining separate data with respect to its net interest income, efficiency ratio, deposit growth, loan growth and overall profitability. Banking center presidents and managers are accountable for performance in these areas and compensated accordingly. The Company also focuses on maintaining stringent cost control practices and policies. The Company has invested significantly in the infrastructure required to centralize many of its critical operations, such as data processing and loan application processing. Management believes that this centralized infrastructure can accommodate substantial additional growth while enabling the Company to minimize operational costs through certain economies of scale. The Company also intends to continue to seek expansion opportunities. On March 1, 2005, the Company acquired First Capital Bankers, Inc. (the “First Capital acquisition”) which added an additional twenty seven (27) banking centers, and on December 1, 2005, the Company acquired Grapeland Bancshares, Inc. (the “Grapeland acquisition”) which added two banking centers. On April 1, 2006, the Company acquired SNB which added five banking centers.

Total assets were $4.46 billion at September 30, 2006 compared with $3.59 billion at December 31, 2005, an increase of $869.7 million or 24.3%. Total loans were $2.21 billion at September 30, 2006 compared with $1.54 billion at December 31, 2005, an increase of $672.3 million or 43.6%. Total deposits were $3.59 billion at September 30, 2006 compared with $2.92 billion at December 31, 2005, an increase of $672.8 million, or 23.0%. Shareholders’ equity increased $185.4 million or 39.9%, to $650.2 million at September 30, 2006 compared with $464.7 million at December 31, 2005. These increases were primarily the result of the SNB acquisition in April 2006.

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

Goodwill—Goodwill and intangible assets that have indefinite useful lives are subject to an annual impairment test at least annually and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of each of the Company’s reporting units compared with its carrying value. If the carrying amount exceeds the fair value of a reporting unit, a second step test is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment. Intangible assets that are not amortized will be tested for impairment at least annually by comparing the fair values of those assets to their carrying values. Other identifiable intangible assets that are subject to amortization are amortized on an accelerated basis over the years expected to be benefited, which the Company believes is eight years. These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value to carrying value. Based on the Company’s annual goodwill impairment test as of September 30, 2006, management does not believe any of its goodwill is impaired as of September 30, 2006. While the Company believes no impairment existed at September 30, 2006 under accounting standards applicable at that date, different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation and financial condition or future results of operations.

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

RESULTS OF OPERATIONS

Net income available to common shareholders was $16.4 million ($0.49 per common share on a diluted basis) for the quarter ended September 30, 2006 compared with $12.5 million ($0.45 per common share on a diluted basis) for the quarter ended September 30, 2005, an increase in net income of $3.9 million, or 31.2%. The Company posted returns on average common equity of 10.17% and 11.28%, returns on average assets of 1.46% and 1.43% and efficiency ratios of 44.31% and 48.84% for the quarters ended September 30, 2006 and 2005, respectively. The efficiency ratio is calculated by dividing total non-interest expense (excluding credit loss provisions) by net interest income plus non-interest income (excluding net gains and losses on the sale of securities and on the sale assets). Additionally, taxes are not part of this calculation.

For the nine months ended September 30, 2006, net income available to common shareholders was $45.1 million ($1.43 per common share on a diluted basis) compared with $35.2 million ($1.32 per common share on a diluted basis) for the same period in 2005, an increase in net income of $9.9 million or 28.1%. The Company posted returns on average common equity of 10.32% and 11.73%, returns on average assets of 1.43% and 1.42% and efficiency ratios of 46.08% and 49.54% for the nine months ended September 30, 2006 and 2005, respectively.

Net Interest Income

Net interest income on a tax equivalent basis was $36.5 million for the quarter ended September 30, 2006 compared with $29.3 million for the quarter ended September 30, 2005, an increase of $7.2 million, or 24.6%. Net interest income increased as a result of an increase in average interest-earning assets to $3.83 billion for the quarter ended September 30, 2006 compared with $3.05 billion for the quarter ended September 30, 2005, an increase of $783.1 million, or 25.7%. The increase in average interest-earning assets is primarily attributable to increases in average loans and securities in the quarter ended September 30, 2006 compared to the quarter ended September 30, 2005 resulting from the SNB acquisition.

The net interest margin on a tax equivalent basis decreased to 3.77% for the quarter ended September 30, 2006 compared with 3.81% for the quarter ended September 30, 2005. The average rate paid on interest-bearing liabilities increased 119 basis points from 2.28% for the quarter ended September 30, 2005 compared with 3.47% for the quarter ended September 30, 2006, while the average yield on earning assets increased 88 basis points from 5.55% for the quarter ended September 30, 2005 compared with 6.43% for the quarter ended September 30, 2006. Average interest-bearing liabilities increased $593.9 million and average interest-earning assets increased $783.1 million for the same periods.

Net interest income on a tax equivalent basis increased $20.2 million, or 24.3%, to $103.1 million for the nine months ended September 30, 2006 compared with $82.9 million for the same period in 2005. This increase is mainly attributable to higher average interest-earning assets resulting from an increase in average loans and securities. The net interest margin on a tax equivalent basis for the nine months ended September 30, 2006 remained flat at 3.81% when compared to the same period in 2005. The average rate paid on interest-bearing liabilities increased 109 basis points from 2.09% for the nine months ended September 30, 2005 compared with 3.18% for the same period in 2006 and the average yield on earning assets increased 81 basis points from 5.42% for the nine months ended September 30, 2005 compared with 6.23% for the nine months ended September 30, 2006.

The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.”

The following tables set forth, for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the quarters ended September 30, 2006 and 2005 and the nine months ended September 30, 2006 and 2005. The tables also set forth the average rate paid on total interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Except as indicated in the footnotes, no tax-equivalent adjustments were made and all average balances are daily average balances. Any nonaccruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended September 30,
	2006			2005
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (4)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (4)
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$2,211,306	$43,625	7.83%	$1,516,228	$26,992	7.06%
Securities(1)	1,605,597	18,302	4.56	1,509,318	15,513	4.11
Federal funds sold and other temporary investments	16,488	223	5.37	24,768	202	3.24

Total interest-earning assets	3,833,391	62,150	6.43%	3,050,314	42,707	5.55%

Less allowance for credit losses	(24,228)			(16,989)

Total interest-earning assets, net of allowance	3,809,163			3,033,325
Noninterest-earning assets	668,095			443,670

Total assets	$4,477,258			$3,476,995

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$618,606	$3,252	2.09%	$457,584	$1,072	0.93%
Savings and money market accounts	942,692	6,832	2.88	733,801	2,922	1.58
Certificates of deposit	1,202,038	12,435	4.10	1,049,031	7,669	2.90
Junior subordinated debentures	100,519	2,106	8.31	75,775	1,337	7.00
Securities sold under repurchase agreements	44,733	497	4.41	30,639	221	2.86
Federal funds purchased and other borrowings	81,415	1,061	5.17	49,267	566	4.56

Total interest-bearing liabilities	2,990,003	26,183	3.47%	2,396,097	13,787	2.28%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	806,110			627,144
Other liabilities	37,661			11,606

Total liabilities	3,833,774			3,034,847

Shareholders’ equity	643,484			442,148

Total liabilities and shareholders’ equity	$4,477,258			$3,476,995

Net interest rate spread			2.96%			3.27%

Net interest income and margin (2)		$35,967	3.72%		$28,920	3.76%

Net interest income and margin (tax-equivalent basis) (3)		$36,469	3.77%		$29,262	3.81%

(1)	Yield is based on amortized cost and does not include any component of unrealized gains or losses.
(2)	The net interest margin is equal to net interest income divided by average interest-earning assets.
(3)	In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35%.
(4)	Annualized. Average yield and average rate are calculated on an actual/365 day basis except for the average yield on securities which is calculated on a 30/360 day basis.

	Nine Months Ended September 30,
	2006			2005
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (4)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (4)
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$1,981,411	$113,685	7.67%	$1,411,210	$72,378	6.86%
Securities (1)	1,624,270	54,598	4.48	1,455,365	44,630	4.09
Federal funds sold and other temporary investments	15,185	563	4.96	41,975	838	2.67

Total interest-earning assets	3,620,866	168,846	6.23%	2,908,550	117,846	5.42%

Less allowance for credit losses	(21,951)			(16,108)

Total interest-earning assets, net of allowance	3,598,915			2,892,442
Noninterest-earning assets	610,038			412,581

Total assets	$4,208,953			$3,305,023

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$588,097	$7,950	1.81%	$485,427	$3,531	0.97%
Savings and money market accounts	866,724	16,391	2.53	678,729	7,108	1.40
Certificates of deposit	1,160,893	33,146	3.82	1,000,224	19,986	2.67
Junior subordinated debentures	89,522	5,497	8.21	67,900	3,499	6.89
Securities sold under repurchase agreements	44,857	1,292	3.85	27,320	465	2.28
Federal funds purchased and other borrowings	75,174	2,831	5.04	39,138	1,381	4.72

Total interest-bearing liabilities	2,825,267	67,107	3.18%	2,298,738	35,970	2.09%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	769,021			589,972
Other liabilities	31,563			15,722

Total liabilities	3,625,851			2,904,432

Shareholders’ equity	583,102			400,591

Total liabilities and shareholders’ equity	$4,208,953			$3,305,023

Net interest rate spread			3.05%			3.33%
Net interest income and margin(2)		$101,739	3.76%		$81,876	3.76%

Net interest income and margin (tax-equivalent basis)(3)		$103,070	3.81%		$82,909	3.81%

(1)	Yield is based on amortized cost and does not include any component of unrealized gains or losses.
(2)	The net interest margin is equal to net interest income divided by average interest-earning assets.
(3)	In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35%.
(4)	Annualized. Average yield and average rate are calculated on an actual/365 day basis except for the average yield on securities which is calculated on a 30/360 day basis.

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

	Three Months Ended September 30, 2006 vs. 2005
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$12,374	$4,259	$16,633
Securities	990	1,799	2,789
Federal funds sold and other temporary investments	(68)	89	21

Total increase in interest income	13,296	6,147	19,443

Interest-bearing liabilities:
Interest-bearing demand deposits	377	1,803	2,180
Savings and money market accounts	832	3,078	3,910
Certificates of deposit	1,119	3,647	4,766
Junior subordinated debentures	437	332	769
Securities sold under repurchase agreements	102	174	276
Federal funds purchased and other borrowings	369	126	495

Total increase in interest expense	3,236	9,160	12,396

Increase (decrease) in net interest income	$10,060	$(3,013)	$7,047

	Nine Months Ended September 30, 2006 vs. 2005
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$29,244	$12,063	$41,307
Securities	5,180	4,788	9,968
Federal funds sold and other temporary investments	(535)	260	(275)

Total increase in interest income	33,889	17,111	51,000

Interest-bearing liabilities:
Interest-bearing demand deposits	747	3,672	4,419
Savings and money market accounts	1,969	7,314	9,283
Certificates of deposit	3,210	9,950	13,160
Junior subordinated debentures	1,114	884	1,998
Securities sold under repurchase agreements	298	529	827
Federal funds purchased and other borrowings	1,236	214	1,450

Total increase in interest expense	8,574	22,563	31,137

Increase (decrease) in net interest income	$25,315	$(5,452)	$19,863

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

The Company made a $120,000 provision for credit losses for the quarter ended September 30, 2006 and 2005. The Company made a $360,000 provision for credit losses for the nine months ended September 30, 2006 and 2005. The ratio of the allowance for credit losses to end of period nonperforming loans was 2,038.3% for the nine months ended September 30, 2006 compared with 1,505.1% for the year ended December 31, 2005. The ratio of allowance for credit losses to total loans was 1.09% at September 30, 2006 compared with 1.12% at December 31, 2005. For the quarter ended September 30, 2006, net charge-offs were $307,000 compared with net charge-offs of $89,000 for the quarter ended September 30, 2005. Net charge-offs were $524,000 for the nine months ended September 30, 2006 compared with $98,000 for the nine months ended September 30, 2005.

Noninterest Income

The Company’s primary sources of noninterest income are service charges on deposit accounts, which include insufficient funds charges and other banking-related service fees. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method. Banking-related service fees include check cashing fees, official check fees, safe deposit box rent and currency handling fees. Noninterest income totaled $8.9 million for the three months ended September 30, 2006 compared with $8.1 million for the same period in 2005, an increase of $826,000, or 10.2%. Noninterest income increased $3.2 million, or 14.4%, to $25.7 million for the nine months ended September 30, 2006 compared with $22.5 million for the same period in 2005. The increases during both periods were primarily due to an increase in insufficient funds charges and customer service charges which mainly resulted from an increase in the number of accounts due to the SNB acquisition and the acquisition of Grapeland Bancshares, Inc. in December 2005. At September 30, 2006, the two acquisitions added approximately 14,800 deposit accounts and over 4,400 debit cards.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Service charges on deposit accounts	$7,079	$6,774	$20,610	$18,660
Banking-related service fees	353	284	998	839
Brokered mortgage income	233	193	661	511
Trust and investment income	45	47	158	203
Income from leased assets	269	269	806	627
Bank owned life insurance income (BOLI)	122	131	372	281
Net gain on sale of assets	132	12	578	63
Net gain on sale of securities	—	—	—	—
Net gain on held for sale loans	—	56	—	177
Other noninterest income	685	326	1,558	1,145

Total noninterest income	$8,918	$8,092	$25,741	$22,506

Noninterest Expense

Noninterest expense totaled $19.8 million for the quarter ended September 30, 2006 compared with $18.1 million for the quarter ended September 30, 2005, an increase of $1.8 million, or 9.7%. This increase occurred primarily in salaries and employee benefits, core deposit intangibles amortization and occupancy and equipment expense. Noninterest expense totaled $58.5 million for the nine months ended September 30, 2006 compared with $51.7 million for the nine months ended September 30, 2005, an increase of $6.8 million, or 13.1%. The increases during both periods were primarily due to the SNB and Grapeland acquisitions. The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Salaries and employee benefits (1)	$10,268	$9,653	$31,195	$27,704

Non-staff expenses:
Occupancy and equipment expense	2,166	1,810	5,814	4,872
Depreciation	1,265	1,209	3,767	3,337
Data processing	928	762	2,728	2,059
Communications expense	1,107	1,037	3,268	2,811
Professional fees	345	335	1,044	875
Regulatory assessments and FDIC insurance	201	137	532	386
Ad valorem and franchise taxes	554	426	1,625	1,200
Core deposit intangibles amortization	1,191	1,025	3,616	2,846
Other	1,804	1,676	4,888	5,626

Total non-staff expenses	9,561	8,417	27,282	24,012

Total noninterest expense	$19,829	$18,070	$58,477	$51,716

(1)	Includes stock based compensation expense of $223 and $177 for the three months ended September 30, 2006 and 2005, respectively, and $606 and $481 for the nine months ended September 30, 2006 and 2005, respectively.

Salaries and employee benefit expenses were $10.3 million for the quarter ended September 30, 2006 compared with $9.7 million for the quarter ended September 30, 2005, an increase of $615,000, or 6.4%. For the nine months ended September 30, 2006, salaries and employee benefit expenses were $31.2 million, an increase of $3.5 million or 12.6% compared with $27.7 million for the nine months ended September 30, 2005. The increases during both periods were principally due to additional staff associated with the SNB acquisition and routine annual salary increases. The number of full-time equivalent (FTE) associates employed by the Company increased from 857 at September 30, 2005 to 914 at September 30, 2006.

Non-staff expenses increased $1.1 million, or 13.6%, to $9.6 million for the quarter ended September 30, 2006 compared with $8.4 million during the same period in 2005. Non-staff expenses increased $3.3 million, or 13.6%, to $27.3 million for the nine months ended September 30, 2006 compared to $24.0 million during the same period in 2005. The increases during both periods were principally due to additional expenses associated with SNB and Grapeland acquisitions, increases in core deposit intangibles amortization related to the 2005 and 2006 acquisitions and increases in occupancy and equipment expense due to the additional banking centers acquired in 2005 and 2006.

Income Taxes

Income tax expense increased $2.2 million or 35.0% to $8.6 million for the quarter ended September 30, 2006 compared with $6.4 million for the same period in 2005. For the nine months ended September 30, 2006, income tax expense totaled $23.5 million, an increase of $6.4 million or 37.8% compared with $17.1 million for the same period in 2005. Both increases were primarily attributable to higher pretax net earnings for the quarter and nine months ended September 30, 2006 when compared to the same respective periods in 2005. The effective tax rates for the three months ended September 30, 2006 and 2005 and the nine months ended September 30, 2006 and 2005 were 34.4%, 33.7%, 34.3% and 32.6%, respectively.

FINANCIAL CONDITION

Loan Portfolio

Total loans were $2.21 billion at September 30, 2006, an increase of $672.3 million, or 43.6% compared with $1.54 billion at December 31, 2005. At September 30, 2006, loans acquired in the SNB acquisition totaled $562.7 million. The Company had no held for sale loans at September 30, 2006 or December 31, 2005. Period end loans comprised 57.8% of average earning assets for the quarter ended September 30, 2006 compared with 49.9% of average earning assets for the quarter ended December 31, 2005.

The following table summarizes the loan portfolio of the Company by type of loan as of September 30, 2006 and December 31, 2005:

	September 30, 2006		December 31, 2005
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$295,745	13.4%	$222,773	14.4%
Real estate:
Construction and land development	432,424	19.5	206,653	13.4
1-4 family residential	378,846	17.1	313,184	20.3
Home equity	63,694	2.9	58,729	3.8
Commercial mortgages	814,913	36.7	566,356	36.7
Farmland	33,879	1.5	30,920	2.0
Multifamily residential	78,025	3.5	32,039	2.1
Agriculture	32,266	1.5	25,429	1.6
Other	17,040	0.8	20,859	1.4
Consumer (net of unearned discount)	67,569	3.1	65,183	4.3

Total loans	$2,214,401	100.0%	$1,542,125	100.0%

Nonperforming Assets

The Company had $1.3 million in nonperforming assets at September 30, 2006 and $1.4 million in nonperforming assets at December 31, 2005, a decrease of $138,000 or 9.8%.

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

The following table presents information regarding nonperforming assets as of the dates indicated:

	September 30, 2006	December 31, 2005
	(Dollars in thousands)
Nonaccrual loans	$187	$355
Restructured loans	—	—
Accruing loans 90 or more days past due	995	788

Total nonperforming loans	1,182	1,143
Repossessed assets	29	26
Other real estate	59	239

Total nonperforming assets	$1,270	$1,408

Nonperforming assets to total loans and other real estate	0.06%	0.09%

Allowance for Credit Losses

Management actively monitors the Company’s asset quality and provides specific loss allowances when necessary. Loans are charged-off against the allowance for credit losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. As of September 30, 2006, the allowance for credit losses amounted to $24.1 million, or 1.09% of total loans, compared with $17.2 million, or 1.12% of total loans at December 31, 2005.

Set forth below is an analysis of the allowance for credit losses for the nine months ended September 30, 2006 and the year ended December 31, 2006:

	As of and for the Nine Months Ended September 30, 2006	As of and for the Year Ended December 31, 2005
	(Dollars in thousands)
Average loans outstanding	$1,981,411	$1,435,376

Gross loans outstanding at end of period	$2,214,401	$1,542,125

Allowance for credit losses at beginning of period	$17,203	$13,105
Balance acquired with the SNB acquisition in 2006 and the First Capital and Grapeland acquisitions in 2005, respectively	7,054	4,028
Provision for credit losses	360	480
Charge-offs:
Commercial and industrial	(318)	(410)
Real estate and agriculture	(26)	(242)
Consumer	(374)	(240)
Recoveries:
Commercial and industrial	66	188
Real estate and agriculture	51	184
Consumer	77	110

Net charge-offs	(524)	(410)

Allowance for credit losses at end of period	$24,093	$17,203

Ratio of allowance to end of period loans	1.09%	1.12%
Ratio of net charge-offs to average loans	0.03%	0.03%
Ratio of allowance to end of period nonperforming loans	2,038.3%	1,505.1%

Securities

The amortized cost of securities totaled $1.57 billion at September 30, 2006 compared with $1.58 billion at December 31 2005. At September 30, 2006, securities represented 35.2% of total assets compared with 43.9% of total assets at December 31, 2005.

The following table summarizes the amortized cost of securities as of the dates shown (available-for-sale securities are not adjusted for unrealized gains or losses):

	September 30, 2006	December 31, 2005
	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$314,207	$296,349
70% non-taxable preferred stock	24,000	24,000
States and political subdivisions	45,263	31,250
Corporate debt securities	6,229	8,550
Collateralized mortgage obligations	291,618	222,615
Mortgage-backed securities	879,311	987,088
Qualified Zone Academy Bond (QZAB)	8,000	8,000
Other	4,052	814

Total amortized cost	$1,572,680	$1,578,666

Total fair value	$1,533,169	$1,546,055

Bank Premises and Equipment

Premises and equipment, net of accumulated depreciation, totaled $63.1 million and $49.2 million at September 30, 2006 and December 31, 2005, respectively, an increase of $13.9 million or 28.2%. The increase was primarily due to the SNB acquisition.

Deposits

Total deposits were $3.59 billion at September 30, 2006 compared with $2.92 billion at December 31, 2005, an increase of $672.8 million or 23.0%. The increase was primarily due to the SNB acquisition in April 2006. At September 30, 2006 and December 31, 2005, noninterest-bearing deposits accounted for approximately 22.5% and 23.1% of total deposits, respectively. Interest-bearing demand deposits totaled $2.78 billion, or 77.5%, of total deposits at September 30, 2006 compared with $2.25 billion, or 76.9%, of total deposits at December 31, 2005.

The following table summarizes the daily average balances and weighted average rates paid on deposits for the periods presented below:

	For the Nine Months Ended September 30, 2006		For the Year Ended December 31, 2005
	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Interest-bearing checking	$588,097	1.81%	$477,199	0.98%
Regular savings	164,937	1.15	150,577	0.83
Money market savings	701,787	2.85	545,660	1.73
Time deposits	1,160,893	3.82	1,009,147	2.80

Total interest-bearing deposits	2,615,714	2.94	2,182,583	2.00
Noninterest-bearing deposits	769,021	—	609,230	—

Total deposits	$3,384,735	2.27%	$2,791,813	1.56%

Other Borrowings

The Company utilizes borrowings to supplement deposits to fund its lending and investment activities. Borrowings consist of funds from the Federal Home Loan Bank (“FHLB”) and correspondent banks and can be short-term advances or long-term notes payable. At September 30, 2006, the Company had $31.5 million in FHLB borrowings of which all consisted of long-term FHLB notes payable compared with $55.4 million in FHLB borrowings at December 31, 2005, which consisted of $38.4 million in long-term FHLB notes payable and $17.0 million in FHLB advances. The maturity dates on the FHLB notes payable range from the years 2006 to 2028 and have interest rates ranging from 2.79% to 6.48%. The highest outstanding balance of FHLB advances during the nine months ended September 30, 2006 was $116.0 million compared with $39.0 million during the year ended December 31, 2005. The Company had no federal funds purchased at September 30, 2006 or December 31, 2005.

At September 30, 2006, the Company had $48.5 million in securities sold under repurchase agreements compared with $47.0 million at December 31, 2005.

Junior Subordinated Debentures

At September 30, 2006 and December 31, 2005, the Company had outstanding $100.5 million and $75.8 million, respectively, in junior subordinated debentures issued to the Company’s subsidiary trusts. The increase of $24.7 million was due to the Company’s assumption of $30.9 million in junior subordinated debentures issued by SNB to its three subsidiary trusts, partially offset by the redemption of $6.2 million junior subordinated debentures held by Paradigm Capital Trust II on February 28, 2006.

A summary of pertinent information related to the Company’s eight issues of junior subordinated debentures outstanding at September 30, 2006 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate (1)	Junior Subordinated Debt Owed to Trusts	Maturity Date (2)

Prosperity Statutory Trust II	July 31, 2001	$15,000,000	3-month LIBOR + 3.58%, not to exceed 12.50%	$15,464,000	July 31, 2031
Prosperity Statutory Trust III	Aug. 15, 2003	12,500,000	6.50%(3)	12,887,000	Sept. 17, 2033
Prosperity Statutory Trust IV	Dec. 30, 2003	12,500,000	6.50%(4)	12,887,000	Dec. 30, 2033
First Capital Statutory Trust I (5)	Mar. 26, 2002	20,000,000	3-month LIBOR + 3.60%	20,619,000	Mar. 26, 2032
First Capital Statutory Trust II (5)	Sept. 26, 2002	7,500,000	3-month LIBOR + 3.40%	7,732,000	Sept. 26, 2032
SNB Statutory Trust II (6)	Mar. 26, 2003	10,000,000	3-month LIBOR + 3.15%	10,310,000	Mar. 26, 2033
SNB Capital Trust III (6)	Mar. 27, 2003	10,000,000	3-month LIBOR + 3.15%	10,310,000	Mar. 27, 2033
SNB Capital Trust IV (6)	Sept. 25, 2003	10,000,000	3-month LIBOR + 3.00%	10,310,000	Sept. 25, 2033

(1)	The 3-month LIBOR in effect as of September 30, 2006 was 5.37%.
(2)	The debentures are callable five years from issuance date.
(3)	The debentures bear a fixed interest rate until September 17, 2008, when the rate begins to float on a quarterly basis based on the three-month LIBOR plus 3.00%.
(4)	The debentures bear a fixed interest rate until December 30, 2008, when the rate begins to float on a quarterly basis based on the three-month LIBOR plus 2.85%.
(5)	Assumed in connection with the First Capital acquisition on March 1, 2005.
(6)	Assumed in connection with the SNB acquisition on April 1, 2006.

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

Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of September 30, 2006, the Company had cash and cash equivalents of $116.2 million compared with $97.4 million at December 31, 2005.

Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of September 30, 2006 (other than deposit obligations). The Company’s future cash payments associated with its contractual obligations pursuant to its junior subordinated debentures, FHLB notes payable and operating leases as of September 30, 2006 are summarized below. Payments for FHLB notes payable do not include interest of $7.0 million that will be paid over the future periods presented. Payments related to leases are based on actual payments specified in underlying contracts.

	Payments due in:
	Remaining Fiscal 2006	Fiscal 2007-2008	Fiscal 2009-2010	Thereafter	Total
	(Dollars in thousands)
Junior subordinated debentures	$—	$—	$—	$100,519	$100,519
Federal Home Loan Bank notes payable	5,076	8,863	10,527	7,018	31,484
Operating leases	834	5,181	3,222	3,231	12,468

Total	$5,910	$14,044	$13,749	$110,768	$144,471

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

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit as of September 30, 2006 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	Remaining Fiscal 2006	Fiscal 2007-2008	Fiscal 2009-2010	Thereafter	Total
	(Dollars in thousands)
Standby letters of credit	$2,388	$7,421	$87	$82	$9,978
Commitments to extend credit	89,290	351,627	6,175	113,349	560,441

Total	$91,678	$359,048	$6,262	$113,431	$570,419

Capital Resources

Total shareholders’ equity was $650.2 million at September 30, 2006 compared with $464.7 million at December 31, 2005, an increase of $185.4 million, or 39.9%. The increase was due primarily to net earnings of $45.1 million, common stock issued in connection with the SNB acquisition of $141.4 million and common stock issued in connection with the exercise of stock options and restricted stock of $7.8 million, partially offset by dividends paid of $9.3 million for the nine months ended September 30, 2006.

Both the Board of Governors of the Federal Reserve System with respect to the Company, and the Federal Deposit Insurance Corporation (“FDIC”) with respect to the Bank, have established certain minimum risk-based capital standards that apply to bank holding companies and federally insured banks. The following table sets forth the Company’s total risk-based capital, Tier I risk-based capital, and Tier I to average assets (leverage) ratios as of September 30, 2006:

Consolidated Risk Based Capital Ratios:
Total capital (to risk weighted assets)	14.16%
Tier I capital (to risk weighted assets)	13.11%
Tier I capital (to average assets)	7.44%

As of September 30, 2006, the Bank’s risk-based capital ratios were above the levels required for the Bank to be designated as “well capitalized” by the FDIC. The following table sets forth the Bank’s total risk-based capital, Tier I risk-based capital, and Tier I to average assets (leverage) capital ratios as of September 30, 2006:

Risk Based Capital Ratios (Bank Only):
Total capital (to risk weighted assets)	13.69%
Tier I capital (to risk weighted assets)	12.63%
Tier I capital (to average assets)	7.16%

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

Changes in internal control over financial reporting. During the quarter ended September 30, 2006, there were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 or under Part II, Item 1A, Risk Factors in the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006.

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

3.2

Articles of Amendment to Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

3.3	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed April 20, 2006)

4.1	Form of certificate representing shares of Company common stock (incorporated herein by reference to Exhibit 4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267))

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that section, and shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPERITY BANCSHARES, INC. SM
(Registrant)

Date: 11/09/06	/s/ David Zalman
David Zalman
Chairman and Chief Executive Officer

Date: 11/09/06	/s/ David Hollaway
David Hollaway
Chief Financial Officer