Form 10-K
period 2006-12-31
PROSPERITY BANCSHARES INC
filed 2007-03-01
CIK 1068851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2006

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

Common Stock, par value

$1.00 per share

Securities registered pursuant to Section 12(g) of the Act: None

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

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of Common Stock held by non-affiliates as of June 30, 2006, based on the closing price of the Common Stock on the Nasdaq National Market System on June 30, 2006 was approximately $885.3 million.

As of February 28, 2007, the number of outstanding shares of Common Stock was 43,667,909.

Documents Incorporated by Reference:

Portions of the Company’s Proxy Statement relating to the 2007 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2006, are incorporated by reference into Part III, Items 10-14 of this Form 10-K.

PROSPERITY BANCSHARES, INC.®

2006 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1. BUSINESS

General

Prosperity Bancshares, Inc.®, a Texas corporation (the “Company”), was formed in 1983 as a vehicle to acquire the former Allied Bank in Edna, Texas which was chartered in 1949 as The First National Bank of Edna. The Company is a registered financial holding company that derives substantially all of its revenues and income from the operation of its bank subsidiary, Prosperity Bank® (“Prosperity Bank®” or the “Bank”). The Bank provides a broad line of financial products and services to small and medium-sized businesses and consumers. As of December 31, 2006, the Bank operated eighty-eight (88) full-service banking locations; with thirty-eight (38) in the Greater Houston Consolidated Metropolitan Statistical Area (“CMSA”), seventeen (17) in fifteen contiguous counties situated south and southwest of Houston and extending into South Texas, five (5) in the Austin, Texas area, fifteen (15) in the Corpus Christi, Texas area, two (2) in East Texas and eleven (11) in the Dallas/Fort Worth, Texas area. The Greater Houston CMSA includes Austin, Brazoria, Chambers, Fort Bend, Galveston, Harris, Liberty, Montgomery, San Jacinto and Waller counties. The Company’s headquarters are located at Prosperity Bank Plaza, 4295 San Felipe in Houston, Texas and its telephone number is (713) 693-9300. The Company’s website address is www.prosperitybanktx.com.

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

From December 31, 1998 through December 31, 2006, the Company grew through internal growth and the completion of the following acquisitions:

Acquired Entity	Acquired Bank	Completion Date	Number of Banking Centers Added(1)
South Texas Bancshares, Inc.	Commercial State Bank	1999	3
Compass Bank (5 branches)	N/A	2000	4
Commercial Bancshares, Inc.	Heritage Bank	2001	12
Texas Guaranty Bank, N.A.	Same	2002	3
The First State Bank of Needville	Same	2002	—	(2)
Paradigm Bancorporation, Inc.	Paradigm Bank Texas	2002	8
Southwest Bank Holding Company	Bank of the Southwest	2002	2
First National Bank of Bay City	Same	2002	—	(2)
Abrams Centre Bancshares, Inc.	Abrams Centre National Bank	2003	1
Dallas Bancshares, Inc.	BankDallas	2003	1
MainBancorp, Inc.	mainbank, n.a.	2003	4
First State Bank of North Texas	Same	2003	3
Liberty Bancshares, Inc.	Liberty Bank, S.S.B.	2004	4
Village Bank and Trust, s.s.b	Same	2004	1
First Capital Bankers, Inc.	FirstCapital Bank, s.s.b.	2005	25
Grapeland Bancshares, Inc.	First State Bank of Grapeland	2005	2
SNB Bancshares, Inc	Southern National Bank of Texas	2006	6	(3)

(1)	The number of banking centers added does not include any locations of the acquired entity that were closed and consolidated into existing banking centers of the Company upon consummation of the transaction or closed after consummation of the transaction
(2)	The only banking center of the acquired entity was closed and consolidated into an existing banking center of the Company.
(3)	Includes one banking center under construction at the time of consummation.

2006 Acquisition

On April 1, 2006, the Company completed its acquisition of SNB Bancshares, Inc., Sugar Land, Texas (“SNB”). Under the terms of the merger agreement, SNB was merged into the Company and subsequently, SNB’s wholly owned subsidiary, Southern National Bank of Texas, was merged into Prosperity Bank® (“Prosperity Bank®” or the “Bank”). The Company issued approximately 4.448 million shares of its common stock and $93.3 million in cash for all of the issued and outstanding capital stock of SNB. In addition, options to acquire 761,950 shares of SNB common stock were converted into options to acquire 467,578 shares of Company common stock. All remaining options to acquire SNB common stock were cancelled and redeemed for cash prior to the merger. In connection with the merger, the Company assumed $30.9 million in junior subordinated debentures issued to three subsidiary trusts. SNB was publicly traded and operated five (5) banking offices in Fort Bend County, Houston and Katy, Texas and two (2) stand alone motor banks in Houston, Texas. At the time of acquisition, SNB had an additional banking office under construction in Katy, Texas, which became a full-service banking center of the Company upon completion in July 2006. As of December 31, 2005, SNB had, on a consolidated basis, total assets of $1.025 billion, loans (including loans held for sale) of $652.8 million, deposits of $892.0 million and shareholders’ equity of $82.5 million.

Acquisition of Texas United Bancshares, Inc.

On January 31, 2007, the Company completed its acquisition of Texas United Bancshares, Inc., La Grange, Texas (“TXUI”). Under the terms of the merger agreement, TXUI was merged into the Company and subsequently each of TXUI’s wholly owned subsidiary banks, State Bank, GNB Financial, n.a., Gateway

National Bank and Northwest Bank, was merged into the Bank. The Company issued approximately 10.770 million shares of its common stock for all of the issued and outstanding capital stock of TXUI. In addition, options to acquire 179,956 shares of TXUI common stock were converted into options to acquire 179,956 shares of Company common stock. In connection with the acquisition, the Company assumed $44.8 million in junior subordinated debentures issued to five subsidiary trusts. TXUI was publicly traded and operated forty-one (41) banking offices in Texas. As of December 31, 2006, TXUI had, on a consolidated basis, total assets of $1.806 billion, loans (including loans held for sale) of $1.212 billion, deposits of $1.362 billion and shareholders’ equity of $161.9 million.

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

Officers and Associates

The Company’s directors and officers are important to the Company’s success and play a key role in the Company’s business development efforts by actively participating in civic and public service activities in the communities served by the Company.

The Company has invested heavily in its officers and associates by recruiting talented officers in its market areas and providing them with economic incentive in the form of stock-based compensation and bonuses based on cross-selling performance. The senior management team has substantial experience in the Houston, Dallas, Austin and Corpus Christi markets and the surrounding communities in which the Company has a presence. Each banking center location is administered by a local president or manager with knowledge of the community and lending expertise in the specific industries found in the community. The Company entrusts its banking center Presidents and Managers with authority and flexibility within general parameters with respect to product pricing and decision making in order to avoid the bureaucratic structure of larger banks. The Company operates each banking center as a separate profit center, maintaining separate data with respect to each banking center’s net interest income, efficiency ratio, deposit growth, loan growth and overall profitability. Banking center presidents and managers are accountable for performance in these areas and compensated accordingly. The Company’s local banking centers have no 1-800 telephone numbers. Each banking center has its own listed local business telephone number, which enables a customer to be served by a local banker with decision making authority.

As of December 31, 2006, the Company and the Bank had 908 full-time equivalent associates, 344 of whom were officers of the Bank. The Company provides medical and hospitalization insurance to its full-time associates. The Company considers its relations with associates to be excellent. Neither the Company nor the Bank is a party to any collective bargaining agreement.

Banking Activities

The Company, through the Bank, offers a variety of traditional loan and deposit products to its customers, which consist primarily of consumers and small and medium-sized businesses. The Bank tailors its products to the specific needs of customers in a given market. At December 31, 2006, the Bank maintained approximately 192,000 separate deposit accounts and 22,000 separate loan accounts and 22.4% of the Bank’s total deposits were noninterest-bearing demand deposits. For the year ended December 31, 2006, the Company’s average cost of funds was 2.56% and the Company’s average cost of deposits (excluding all borrowings) was 2.35%.

The Company has been an active mortgage lender, with commercial mortgage and 1-4 family residential loans comprising 54.2% of the Company’s total loans as of December 31, 2006. The Company also offers loans for automobiles and other consumer durables, home equity loans, debit cards, internet banking and other cash management services and automated telephone banking. By offering certificates of deposit, checking with interest accounts, savings accounts and overdraft protection at competitive rates, the Company gives its depositors a full range of traditional deposit products.

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

Increase Loan Volume and Diversify Loan Portfolio. While maintaining its conservative approach to lending, the Company has emphasized both new and existing loan products, focusing on growing its construction, commercial mortgage and commercial loan portfolios. During the two-year period from December 31, 2004 to December 31, 2006, the Company’s construction loans grew from $109.6 million to $433.2 million, or 295.3%, and represented 10.6% and 19.9% of the total portfolio, respectively. The Company’s commercial and industrial loans grew from $144.4 million to $281.0 million, or 94.5%, and represented 13.9% and 12.9% of the total portfolio, respectively. Commercial mortgages increased from $369.2 million to $803.1 million, or 117.6%, and represented 35.6% and 36.9% of the total portfolio, respectively, for the same period. In addition, the Company targets professional service firms including legal and medical practices for both loans secured by owner-occupied premises and personal loans to their principals.

Continue Strict Focus on Efficiency. The Company plans to maintain its stringent cost control practices and policies. The Company has invested significantly in the infrastructure required to centralize many of its critical operations, such as data processing and loan processing. For its banking centers, which the Company operates as independent profit centers, the Company supplies complete support in the areas of loan review, internal audit, compliance and training. Management believes that this centralized infrastructure can accommodate additional growth while enabling the Company to minimize operational costs through certain economies of scale.

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

Under the Gramm-Leach-Bliley Act, a bank holding company may become a financial holding company by filing a declaration with the Federal Reserve Board if each of its subsidiary banks is well capitalized under the Federal Deposit Insurance Corporation Improvement Act prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act of 1977. The Company became a financial holding company on April 18, 2000.

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

Capital Adequacy Requirements. The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. The guidelines require a minimum ratio of total capital to total tangible risk-weighted assets of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 2006, the Company’s ratio of Tier 1 capital to total tangible risk-weighted assets was 13.52% and its ratio of total capital to total tangible risk-weighted assets was 14.55%. Tangible risk-weighted assets are calculated as total risk-weighted assets less intangible assets such as goodwill and core deposit intangibles.

In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total tangible consolidated assets. Certain highly rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies are required to maintain a leverage ratio of 4.0%. As of December 31, 2006, the Company’s leverage ratio was 7.76%.

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

The Bank

The Bank is a Texas-chartered banking association, the deposits of which are insured by the Deposit Insurance Fund (“DIF”) of the FDIC. The Bank is not a member of the Federal Reserve System; therefore, the Bank is subject to supervision and regulation by the FDIC and the Texas Banking Department. Such supervision and regulation subject the Bank to special restrictions, requirements, potential enforcement actions and periodic examination by the FDIC and the Texas Banking Department. Because the Federal Reserve Board regulates the bank holding company parent of the Bank, the Federal Reserve Board also has supervisory authority which directly affects the Bank.

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

The FDIC’s risk-based capital guidelines generally require state banks to have a minimum ratio of Tier 1 capital to total tangible risk-weighted assets of 4.0% and a ratio of total capital to total tangible risk-weighted assets of 8.0%. The capital categories have the same definitions for the Bank as for the Company. As of December 31, 2006, the Bank’s ratio of Tier 1 capital to total tangible risk-weighted assets was 13.28% and its ratio of total capital to total tangible risk-weighted assets was 14.31%.

The FDIC’s leverage guidelines require state banks to maintain Tier 1 capital of no less than 4.0% of average total tangible assets, except in the case of certain highly rated banks for which the requirement is 3.0% of average total assets. The Texas Banking Department has issued a policy which generally requires state chartered banks to maintain a leverage ratio (defined in accordance with federal capital guidelines) of 5.0%. As of December 31, 2006, the Bank’s ratio of Tier 1 capital to average total assets (leverage ratio) was 7.61%.

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

Deposit Insurance Assessments. The Bank’s deposits are insured by the FDIC through the DIF to the extent provided by law and the Bank must pay assessments to the FDIC for such deposit insurance protection. The FDIC has implemented a risk-based assessment system under which FDIC-insured depository institutions pay annual premiums at rates based on their risk classification. A bank’s risk classification is based on its capital levels and the level of supervisory concern the Bank poses to the regulators. Institutions assigned to higher risk classifications (that is, institutions that pose a greater risk of loss to their respective deposit insurance funds) pay assessments of higher rates than institutions that pose a lower risk. A decrease in the Bank’s capital ratios or the occurrence of events that have an adverse effect on the Bank’s asset quality, management, earnings or liquidity could result in a substantial increase in deposit insurance premiums paid by the Bank, which would adversely affect the Bank’s earnings. In addition, the FDIC can impose special assessments in certain instances. The current range of DIF assessments is between 0% and 0.27% of deposits.

The Federal Deposit Insurance Reform Act of 2005 (“Deposit Reform Act”) among other things, consolidates the Bank Insurance Fund and Savings Association Insurance Fund into the DIF, establishes a range for reserves levels for the DIF of 1.15% to 1.50% and creates a mechanism for raising the ceiling on deposit insurance coverage to reflect future inflation. The FDIC has adopted final regulations with respect to the Deposit Reform Act effective as of January 1, 2007. Under the new regulations, the FDIC will evaluate each institution’s risk based on three primary sources of information: supervisory ratings for all insured institutions, financial ratios for most institutions, and long-term debt issuer ratings for large institutions that have them. In connection with the adoption of the new regulations, the FDIC set the assessment rates that took effect on January 1, 2007. The FDIC also set the designated reserve ratio for the DIF at 1.25% of estimated insured deposits.

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

Legislative Initiatives

From time to time, various legislative and regulatory initiatives are introduced in Congress and State Legislatures. Such initiatives may change banking statutes and the operating environment of the Company and its banking subsidiaries in substantial and unpredictable ways. The Company cannot determine the ultimate effect that any potential legislation, if enacted, or implementing regulations with respect thereto, would have, upon the financial condition or results of operations of the Company or its subsidiaries. A change in statutes, regulations or regulatory policies applicable to the Company or any of its subsidiaries could have a material effect on the financial condition, results of operations or business of the Company and its subsidiaries.

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

ITEM 1A. RISK FACTORS

An investment in the Company’s Common Stock involves risks. The following is a description of the material risks and uncertainties that the Company believes affect its business and an investment in the Common Stock. Additional risks and uncertainties that the Company is unaware of, or that it currently deems immaterial, also may become important factors that affect the Company and its business. If any of the risks described in this annual report on Form 10-K were to occur, the Company’s financial condition and results of operations could be materially and adversely affected. If this were to happen, the value of the Common Stock could decline significantly and you could lose all or part of your investment.

Risks Associated with the Company’s Business

If the Company is not able to continue its historical levels of growth, it may not be able to maintain its historical earnings trends.

To achieve its past levels of growth, the Company has initiated internal growth programs and completed a number of acquisitions. The Company may not be able to sustain its historical rate of growth or may not be able to grow at all. In addition, the Company may not be able to obtain the financing necessary to fund additional growth and may not be able to find suitable candidates for acquisition. Various factors, such as economic conditions and competition, may impede or prohibit the opening of new banking centers. Further, the Company may be unable to attract and retain experienced bankers, which could adversely affect its internal growth. If the Company is not able to continue its historical levels of growth, it may not be able to maintain its historical earnings trends.

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

Acquisitions of financial institutions involve operational risks and uncertainties and acquired companies may have unforeseen liabilities, exposure to asset quality problems, key employee and customer retention problems and other problems that could negatively affect the Company’s organization. The Company may not be able to complete future acquisitions and, if completed, the Company may not be able to successfully integrate the operations, management, products and services of the entities that it acquires and eliminate redundancies. The integration process could result in the loss of key employees or disruption of the combined entity’s ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect the Company’s ability to maintain relationships with customers and employees or achieve the anticipated benefits of the transaction. The integration process may also require significant time and attention from the Company’s management that they would otherwise direct at servicing existing business and developing new business. The Company’s failure to successfully integrate the entities it acquires into its existing operations may increase its operating costs significantly and adversely affect its business and earnings.

The Company’s business is subject to interest rate risk and fluctuations in interest rates may adversely affect its earnings and capital levels.

The majority of the Company’s assets are monetary in nature and, as a result, the Company is subject to significant risk from changes in interest rates. Changes in interest rates can impact the Company’s net interest income as well as the valuation of its assets and liabilities. The Company’s earnings and cash flows are significantly dependent on its net interest income. Net interest income is the difference between the interest income earned on loans, investment securities and other interest-earning assets and the interest expense paid on deposits, borrowings and other interest-bearing liabilities. Therefore, any change in general market interest rates, such as a change in the monetary policy of the Federal Reserve Board or otherwise, can have a significant effect on the Company’s net interest income. The Company’s assets and liabilities may react differently to changes in overall market rates or conditions because there may be mismatches between the repricing or maturity characteristics of the assets and liabilities.

The Company’s profitability depends significantly on local economic conditions.

The Company’s success depends primarily on the general economic conditions of the geographic markets in which it operates. Unlike larger banks that are more geographically diversified, the Company provides banking and financial services to customers primarily in the central, north central, south central and southeast areas of Texas. The local economic conditions in these areas have a significant impact on the Company’s commercial, real estate and construction loans, the ability of its borrowers to repay their loans and the value of the collateral securing these loans. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic calamities, unemployment or other factors could impact these local economic conditions and negatively affect the Company’s financial results.

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

The Company relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Company’s customer relationship management, general ledger, deposits, servicing or loan origination systems. Although the Company has policies and procedures designed to prevent or minimize the effect of a failure, interruption or breach in security of its communications or information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur, or if they do occur, that they will be adequately addressed by the Company. The occurrence of any such failures, interruptions or security breaches could result in a loss of customer business and have a negative effect on the Company’s results of operations and financial condition.

The business of the Company is dependent on technology and the Company’s inability to invest in technological improvements may adversely affect its results of operations and financial condition.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. The Company’s future success depends in part upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands for convenience as well as create additional efficiencies in its operations. Many of the Company’s competitors have substantially greater resources to invest in technological improvements. The Company may not be able to effectively implement new technology driven products and services or be successful in marketing these products and services to its customers, which may negatively affect the Company’s results of operations and financial condition.

The Company operates in a highly regulated environment and, as a result, is subject to extensive regulation and supervision that could adversely affect its financial performance, and the Company may be adversely affected by changes in federal, state and local laws and regulations.

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

•

a provision that any special meeting of the Company’s shareholders may be called only by the chairman of the board and chief executive officer, the president, a majority of the board of directors or the holders of at least 50% of the Company’s shares entitled to vote at the meeting;

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

As of December 31, 2006, the Company had $100.5 million in junior subordinated debentures outstanding that were issued to the Company’s subsidiary trusts. The subsidiary trusts purchased the junior subordinated debentures from the Company using the proceeds from the sale of trust preferred securities to third party investors. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by the Company to the extent not paid or made by each trust, provided the trust has funds available for such obligations.

The junior subordinated debentures are senior to the Company’s shares of Common Stock. As a result, the Company must make payments on the junior subordinated debentures (and the related trust preferred securities) before any dividends can be paid on its Common Stock and, in the event of the Company’s bankruptcy, dissolution or liquidation, the holders of the debentures must be satisfied before any distributions can be made to the holders of the Common Stock. The Company has the right to defer distributions on the junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid to holders of the Company’s Common Stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2006, the Company conducted business at 88 full-service banking centers. The Company’s headquarters are located at Prosperity Bank Plaza, 4295 San Felipe, in the Galleria area in Houston, Texas. The Company owns all of the buildings in which its banking centers are located other than those listed below. The expiration dates of the leases for the banking centers listed below do not include renewal periods at the Company’s option which may be available.

Banking Center	Expiration Date of Lease
Houston CMSA(1):
Bellaire	October 2007
City West	January 2009
Downtown	October 2012
Fairfield	May 2008
Galveston	November 2010
Gladebrook	October 2010
Heights	January 2008
Holcombe	July 2009
Medical Center	March 2010
Post Oak	June 2007
Pecan Grove	October 2015
River Oaks	December 2009
Southwest Medical	October 2010
Waugh Drive	February 2011
Westheimer	May 2011
South Texas Area:
Gonzales	November 2007
Dallas, Texas Area:
Abrams Centre	December 2008
Preston Road	September 2013
Corpus Christi, Texas Area:
Airline	August 2008
Aransas Pass	March 2011
Carmel	January 2009
Port Aransas	February 2009
Waterstreet	November 2015
Woodlawn	April 2007
Austin, Texas Area:
Congress	August 2014
Congress Drive-thru	* (2)
Oak Hill	May 2010
East Texas Area:
None

(1)	The Houston CMSA includes Austin, Brazoria, Chambers, Fort Bend, Galveston, Harris, Liberty, Montgomery, San Jacinto and Waller counties.
(2)	Month to month lease.

The following table sets forth specific information regarding the banking centers located in each of the Company’s geographical market areas at December 31, 2006:

Geographical Area	Number of Banking Centers	Deposits at December 31, 2006
		(Dollars in thousands)
Houston CMSA	38	$1,834,757
South Texas area	17	932,024
Dallas, Texas area	11	372,602
Corpus Christi, Texas area	15	329,967
Austin, Texas area	5	210,615
East Texas area	2	45,713

Total	88	$3,725,678

ITEM 3. LEGAL PROCEEDINGS

Neither the Company nor the Bank is currently a party to any material legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of the Company’s shareholders was held on December 13, 2006. The record date for the special meeting was October 27, 2006, at which date the Company had 32,791,785 shares of common stock outstanding. At the special meeting, the shareholders of the Company considered and acted on a proposal to approve the Agreement and Plan of Reorganization, dated as of July 18, 2006, as amended, by and between the Company and Texas United Bancshares, Inc. pursuant to which Texas United will merge with and into the Company, all on and subject to the terms and conditions contained therein. A total of 24,014,255 shares voted in favor of the proposal, 2,478 shares voted against the proposal and 387,482 shares abstained.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices

The Company’s Common is listed on the Nasdaq Global Select Market under the symbol “PRSP.” As of February 28, 2007, there were 43,667,909 shares outstanding and 2,303 shareholders of record. The number of beneficial owners is unknown to the Company at this time.

The following table presents the high and low intra-day sales prices for the Common Stock as reported by Nasdaq during the two years ended December 31, 2006:

2006	High	Low
Fourth Quarter	$35.38	$32.54
Third Quarter	36.16	31.64
Second Quarter	33.90	29.65
First Quarter	30.54	28.50

2005	High	Low
Fourth Quarter	$32.12	$27.97
Third Quarter	31.45	28.14
Second Quarter	28.97	25.05
First Quarter	29.32	25.50

Dividends

Holders of Common Stock are entitled to receive dividends when, as and if declared by the Company’s Board of Directors out of funds legally available therefor. While the Company has declared dividends on its Common Stock since 1994, and paid quarterly dividends aggregating $0.4125 per share in 2006 and $0.3475 per share in 2005, there is no assurance that the Company will continue to pay dividends in the future. Future dividends on the Common Stock will depend upon the Company’s earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, the Company’s ability to service any equity or debt obligations senior to the Common Stock and other factors deemed relevant by the board of directors of the Company.

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

The cash dividends declared per share by quarter (and paid on the first business day of the subsequent quarter) for the Company’s last two fiscal years were as follows:

	2006	2005
Fourth quarter	$0.1125	$0.1000
Third quarter	0.1000	0.0825
Second quarter	0.1000	0.0825
First quarter	0.1000	0.0825

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2006, the Company had outstanding stock options granted under three stock option plans, all of which were approved by the Company’s shareholders. As of such date, the Company also had outstanding stock options granted under stock option plans that it assumed in connection with various acquisition transactions. The following table provides information as of December 31, 2006 regarding the Company’s equity compensation plans under which the Company’s equity securities are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,142,084	(1)	$21.68	1,206,483
Equity compensation plans not approved by security holders	—		—	—

Total	1,142,084		$21.68	1,206,483

(1)	Includes (a) 4,240 shares which may be issued upon exercise of options outstanding assumed by the Company in connection with the acquisition of Paradigm Bancorporation, Inc. at a weighted average exercise price of $11.50, (b) 31,127 shares which may be issued upon exercise of options outstanding assumed by the Company in connection with the acquisition of MainBancorp, Inc. at a weighted average exercise price of $16.26, (c) 136,645 shares which may be issued upon exercise of options outstanding assumed by the Company in connection with the acquisition of First Capital Bankers, Inc. at a weighted average exercise price of $18.47 and (d) 75,172 shares which may be issued upon exercise of options outstanding assumed by the Company in connection with the acquisition of SNB Bancshares, Inc. at a weighted average exercise price of $8.12.

Issuer Purchases of Equity Securities

None.

Performance Graph

The following Performance Graph compares the cumulative total shareholder return on the Company’s Common Stock for the period beginning at the close of trading on December 31, 2001 to December 31, 2006, with the cumulative total return of the S&P 500 Total Return Index and the Nasdaq Bank Index for the same period. Dividend reinvestment has been assumed. The Performance Graph assumes $100 invested on December 31, 2001 in the Company’s Common Stock, the S&P 500 Total Return Index and the Nasdaq Bank Index. The historical stock price performance for the Company’s Common Stock shown on the graph below is not necessarily indicative of future stock performance.

Composite of Cumulative Total Return

Prosperity Bancshares, Inc., the S&P 500 Total Return Index

and the Nasdaq Bank Index

	Year Ending
	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Prosperity Bancshares, Inc.	$100.00	$142.64	$172.11	$224.73	$223.82	$272.17
S & P 500	100.00	77.90	100.24	111.15	116.61	135.03
NASDAQ Bank	100.00	59.14	89.11	103.85	130.57	166.05

Copyright© 2007, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.

www.researchdatagroup.com/S&P.htm

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data for, and as of the end of, each of the years in the five-year period ended December 31, 2006 are derived from and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto. All per share data for 2002 has been restated to give effect to the two-for-one stock split effective May 31, 2002.

	As of and for the Years Ended December 31,
	2006(1)		2005	2004	2003	2002
	(Dollars in thousands, except per share data)
Income Statement Data:
Interest income	$231,739		$162,123	$111,756	$90,845	$80,742
Interest expense	93,594		51,226	29,789	26,346	28,101

Net interest income	138,145		110,897	81,967	64,499	52,641
Provision for credit losses	504		480	880	483	1,010

Net interest income after provision for credit losses	137,641		110,417	81,087	64,016	51,631
Noninterest income	33,982		30,021	23,071	16,966	11,594
Noninterest expense	77,669		68,957	51,707	42,021	32,349

Income before taxes	93,954		71,481	52,451	38,961	30,876
Provision for income taxes	32,229		23,621	17,744	12,413	9,555

Net income	$61,725		$47,860	$34,707	$26,548	$21,321

Per Share Data(2):
Basic earnings per share	$1.96		$1.79	$1.61	$1.38	$1.25
Diluted earnings per share	1.94		1.77	1.59	1.36	1.22
Book value per share	20.26		16.69	12.32	10.49	8.19
Cash dividends declared.	0.41		0.35	0.31	0.25	0.22
Dividend payout ratio	21.10%		20.11%	19.22%	18.29%	18.13%
Weighted average shares outstanding (basic) (in thousands).	31,491		26,706	21,534	19,225	17,122
Weighted average shares outstanding (diluted) (in thousands).	31,893		27,024	21,804	19,536	17,442
Shares outstanding at end of period (in thousands).	32,793		27,821	22,381	20,930	18,896

Balance Sheet Data (at period end):
Total assets	$4,586,769		$3,585,982	$2,697,228	$2,400,487	$1,823,286
Securities	1,590,303		1,572,602	1,302,792	1,376,880	950,317
Loans	2,176,507		1,542,125	1,035,513	770,053	679,559
Allowance for credit losses	23,990		17,203	13,105	10,345	9,580
Total goodwill and intangibles	447,371		284,425	164,672	124,755	72,410
Total deposits	3,725,678		2,920,318	2,317,076	2,083,748	1,586,611
Borrowings and notes payable.	73,633		102,389	38,174	30,936	37,939
Total shareholders’ equity	664,411		464,717	275,647	219,588	154,739
Junior subordinated debentures	100,519	(3)	75,775	47,424	59,804	34,030

Average Balance Sheet Data:
Total assets	$4,283,795		$3,361,617	$2,543,088	$2,006,869	$1,470,758
Securities	1,612,221		1,471,067	1,383,790	1,108,153	818,362
Loans	2,037,379		1,435,376	871,736	697,235	524,885
Allowance for credit losses	22,476		16,334	11,454	9,525	7,350
Total goodwill and intangibles	406,920		253,703	139,405	81,485	38,531
Total deposits	3,449,100		2,791,813	2,189,695	1,749,045	1,300,884
Total shareholders’ equity	602,712		413,864	243,274	170,167	114,234
Junior subordinated debentures	92,271		69,869	59,288	39,400	29,648

(Table continued on next page)

	As of and for the Years Ended December 31,
	2006(1)	2005	2004	2003	2002
	(Dollars in thousands, except per share data)
Performance Ratios:
Return on average assets	1.44%	1.42%	1.36%	1.32%	1.45%
Return on average equity	10.24	11.56	14.27	15.60	18.66
Net interest margin (tax equivalent)	3.80	3.81	3.63	3.64	4.00
Efficiency ratio(4)	45.29	48.93	49.45	51.82	50.39

Asset Quality Ratios(5):
Nonperforming assets to total loans and other real estate.	0.05%	0.09%	0.17%	0.13%	0.38%
Net charge-offs to average loans	0.04	0.03	0.06	0.23	0.08
Allowance for credit losses to total loans.	1.10	1.12	1.27	1. 34	1.41
Allowance for credit losses to nonperforming loans(6)	2,530.6	1,505.1	949.6	1,519.1	408.53

Capital Ratios(5):
Leverage ratio	7.76%	7.83%	6.30%	7.10%	6.56%
Average shareholders’ equity to average total assets	14.07	12.31	9.57	8.48	7.77
Tier 1 risk-based capital ratio.	13.52	15.34	13.56	15.82	14.10
Total risk-based capital ratio	14.55	16.37	14.67	16.90	15.30

(1)	The Company completed the acquisition of SNB Bancshares, Inc. on April 1, 2006.
(2)	Adjusted for a two-for-one stock split effective May 31, 2002.
(3)	Consists of $15.5 million of junior subordinated debentures of Prosperity Statutory Trust II due July 31, 2031, $12.9 million of junior subordinated debentures of Prosperity Statutory Trust III due September 17, 2033, $12.9 million of junior subordinated debentures of Prosperity Statutory Trust IV due December 30, 2033, $20.6 million of junior subordinated debentures of First Capital Statutory Trust I due March 26, 2032 (assumed by the Company on March 1, 2005), $7.7 million of junior subordinated debentures of First Capital Statutory Trust II due September 26, 2032 (assumed by the Company on March 1, 2005), $10.3 million of junior subordinated debentures of SNB Statutory Trust II due March 26, 2033 (assumed by the Company on April 1, 2006), $10.3 million of junior subordinated debentures of SNB Capital Trust III due March 27, 2033 (assumed by the Company on April 1, 2006) and $10.3 million of junior subordinated debentures of SNB Capital Trust IV due September 25, 2033 (assumed by the Company on April 1, 2006).
(4)	Calculated by dividing total noninterest expense, excluding credit loss provisions, by net interest income plus noninterest income, excluding net gains and losses on the sale of securities and on the sale of assets. Additionally, taxes are not part of this calculation.
(5)	At period end, except for net charge-offs to average loans and average shareholders’ equity to average total assets, which is for periods ended at such dates.
(6)	Nonperforming loans consist of nonaccrual loans, loans contractually past due 90 days or more, restructured loans and any other loan management deems to be nonperforming.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Cautionary Notice Regarding Forward-Looking Statements

Statements and financial discussion and analysis contained in this annual report on Form 10-K that are not statements of historical fact constitute forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on assumptions and involve a number of risks and uncertainties, many of which are beyond the Company’s control. Many possible events or factors could affect the future financial results and performance of the Company and could cause such results or performance to differ materially from those expressed in the forward-looking statements. These possible events or factors include, but are not limited to:

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

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. The Company believes it has chosen these assumptions or bases in good faith and that they are reasonable. However, the Company cautions you that assumptions or bases almost always vary from actual results, and the differences between assumptions or bases and actual results can be material. Therefore, the

Company cautions you not to place undue reliance on its forward-looking statements. The forward-looking statements are made as of the date the statement is made. The Company undertakes no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company’s balance sheets and statements of income. This section should be read in conjunction with the Company’s consolidated financial statements and accompanying notes and other detailed information appearing elsewhere in this Annual Report on Form 10-K.

For the Years Ended December 31, 2006, 2005 and 2004

Overview

The Company generates the majority of its revenues from interest income on loans, service charges on customer accounts and income from investment in securities. The revenues are partially offset by interest expense paid on deposits and other borrowings and non-interest expenses such as administrative and occupancy expenses. Net interest income is the difference between interest income on earning assets such as loans and securities and interest expense on liabilities such as deposits and borrowings which are used to fund those assets. Net interest income is the Company’s largest source of revenue, representing 52.0% of total revenue during 2006. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and margin. The Company has recognized increased net interest income due primarily to an increase in the volume of interest-earning assets.

Three principal components of the Company’s growth strategy are internal growth, stringent cost control practices and strategic merger transactions. The Company focuses on continual internal growth. Each banking center is operated as a separate profit center, maintaining separate data with respect to its net interest income, efficiency ratio, deposit growth, loan growth and overall profitability. Banking center presidents and managers are accountable for performance in these areas and compensated accordingly. The Company also focuses on maintaining stringent cost control practices and policies. The Company has invested significantly in the infrastructure required to centralize many of its critical operations, such as data processing and loan processing. Management believes that this centralized infrastructure can accommodate substantial additional growth while enabling the Company to minimize operational costs through certain economies of scale. The Company also intends to continue to seek expansion opportunities. During 2004, seven banking centers were acquired in the Austin, Texas area, two of which was subsequently closed and consolidated into existing banking centers of the Company. The acquisitions of both Liberty Bancshares, Inc. (the “Liberty acquisition”) and Village Bank and Trust s.s.b. (the “Village acquisition”) were completed on August 1, 2004. During 2005, twenty-seven (27) banking centers were acquired in the acquisition of First Capital Bankers, Inc. (the “First Capital acquisition”) on March 1, 2005, two of which was subsequently closed and consolidated into existing banking centers of the Company. Two (2) additional banking centers were acquired in the acquisition of Grapeland Bancshares, Inc. (the “Grapeland acquisition”) on December 1, 2005. On April 1, 2006, the Company acquired SNB Bancshares, Inc. (the “SNB Bancshares acquisition”) which added five (5) banking centers. At the time of acquisition, SNB had an additional banking office under construction in Katy, Texas, which became a full-service banking center of the Company upon completion in July 2006.

Net income was $61.7 million, $47.9 million and $34.7 million for the years ended December 31, 2006, 2005 and 2004, respectively, and diluted earnings per share were $1.94, $1.77 and $1.59, respectively, for these same periods. Earnings growth during both 2006 and 2005 resulted principally from an increase in loan volume and acquisitions, including the First Capital acquisition in March 2005 and the SNB acquisition in April 2006. Earnings growth during 2004 also resulted principally from an increase in loan volume and acquisitions, including the Liberty and Village acquisitions. The Company posted returns on average assets of 1.44%, 1.42%

and 1.36% and returns on average equity of 10.24%, 11.56% and 14.27% for the years ended December 31, 2006, 2005 and 2004, respectively. The Company’s efficiency ratio was 45.29% in 2006, 48.93% in 2005 and 49.45% in 2004. The efficiency ratio is calculated by dividing total noninterest expense (excluding credit loss provisions) by net interest income plus noninterest income (excluding net gains and losses on the sale of securities and on the sale of assets). Additionally, taxes are not part of this calculation.

Total assets at December 31, 2006 and 2005 were $4.587 billion and $3.586 billion, respectively. Total deposits at December 31, 2006 and 2005 were $3.726 billion and $2.920 billion, respectively. Total loans were $2.177 billion at December 31, 2006, an increase of $634.4 million or 41.14% compared with $1.542 billion at December 31, 2005. At December 31, 2006, the Company had $948,000 in nonperforming loans and its allowance for credit losses was $24.0 million. Shareholders’ equity was $664.4 million and $464.7 million at December 31, 2006 and 2005, respectively.

Acquisition of Texas United Bancshares, Inc.

On January 31, 2007, the Company completed its acquisition of Texas United Bancshares, Inc., La Grange, Texas (“TXUI”). Under the terms of the merger agreement, TXUI was merged into the Company and subsequently, each of TXUI’s wholly owned subsidiary banks, State Bank, GNB Financial, n.a., Gateway National Bank and Northwest Bank, was merged with the Bank. The Company issued approximately 10.770 million shares of its common stock for all of the issued and outstanding capital stock of TXUI. In addition, options to acquire 179,956 shares of TXUI common stock were converted into options to acquire 179,956 shares of Company common stock. In connection with the merger, the Company assumed $44.8 million in junior subordinated debentures issued to five subsidiary trusts. TXUI was publicly traded and operated forty-three (43) banking offices in Texas. As of December 31, 2006, TXUI had, on a consolidated basis, total assets of $1.806 billion, loans of $1.212 billion, deposits of $1.362 billion and shareholders’ equity of $161.9 million.

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

Goodwill and Intangible Assets—Goodwill and intangible assets that have indefinite useful lives are subject to an annual impairment test at least annually and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of each of the Company’s reporting units compared with its carrying value. If the carrying amount exceeds the fair value of a reporting unit, a second step test is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment. Intangible assets that are not amortized will be tested for impairment at least annually by comparing the fair values of those assets to their carrying values. Other identifiable intangible assets that are subject to amortization are amortized on an accelerated basis over the years expected to be benefited, which the Company believes is eight years. These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value to carrying value. Based on the Company’s annual goodwill impairment test as of September 30, 2006, management does not believe any of its goodwill is impaired as of December 31, 2006. While the Company believes no impairment existed at December 31, 2006 under accounting standards applicable at that date, different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation and financial condition or future results of operations.

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

Valuation of Securities—The Company’s available for sale securities portfolio is reported at fair value. When the fair value of a security is below its amortized cost, and depending on the length of time the condition exists and the extent the fair value is below amortized cost, additional analysis is performed to determine whether an impairment exists. Available for sale and held to maturity securities are analyzed quarterly for possible other-than-temporary impairment. The analysis considers the financial condition and near-term prospects of the issuer, as well as the value of any security we may have in the investment. Often, the information available to conduct these assessments is limited and rapidly changing, making estimates of fair value subject to judgment. If actual information or conditions are different than estimated, the extent of the impairment of the security may be different than previously estimated, which could have a material effect on the Company’s results of operations and financial condition.

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

2006 versus 2005. Net interest income before the provision for credit losses for the year ended December 31, 2006 was $138.1 million compared with $110.9 million for the year ended December 31, 2005, an increase of $27.2 million or 24.6%. The improvement in net interest income for 2006 was principally due to a $732.8 million or 24.8% increase in average interest-earning assets to $3.682 billion at December 31, 2006 from $2.949 billion at December 31 2005. The increase in average interest-earning assets was primarily due to the

SNB acquisition. The improvement in net interest income for 2006 was also partially due to an increase in the yield on interest-earning assets. The rate paid on interest-bearing liabilities increased 105 basis points from 2.21% for the year ended December 31, 2005 to 3.26% for the year ended December 31, 2006 and total yield on interest-earning assets increased 79 basis points from 5.50% at December 31, 2005 to 6.29% at December 31, 2006. At December 31, 2006, period end demand deposits represented an important component of funding sources and was 22.4% of total period end deposits compared with 23.1% at December 31, 2005.

Net interest margin on a tax equivalent basis, defined as net interest income divided by average interest-earning assets, for 2006 was 3.80%, down 1 basis point from 3.81% in 2005

2005 versus 2004. Net interest income before the provision for credit losses for the year ended December 31, 2005 was $110.9 million compared with $82.0 million for the year ended December 31, 2004, an increase of $28.9 million or 35.3%. The improvement in net interest income for 2005 was principally due to a $647.7 million or 28.1% increase in average interest-earning assets to $2.949 billion at December 31, 2005 from $2.302 billion at December 31 2004. The increase in average interest-earning assets was primarily due to the First Capital acquisition. The improvement in net interest income for 2005 was also partially due to an increase in the yield on interest-earning assets that was greater than the increase in the rate paid on interest-bearing liabilities. Total cost of interest-bearing liabilities increased 57 basis points from 1.64% for the year ended December 31, 2004 to 2.21% for the year ended December 31, 2005, while total yield on interest-earning assets increased 64 basis points from 4.86% at December 31, 2004 to 5.50% at December 31, 2005. At December 31, 2005, period end demand deposits represented an important component of funding sources and was 23.1% of total period end deposits compared with 22.4% at December 31, 2004.

Net interest margin on a tax equivalent basis for 2005 was 3.81%, up 18 basis points from 3.63% in 2004. The increase in the net interest margin was primarily attributable to an increase in interest-earning assets.

The following table presents, for the periods indicated, the total dollar amount of average balances, interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates. Except as indicated in the footnotes, no tax-equivalent adjustments were made and all average balances are daily average balances. Any nonaccruing loans have been included in the table as loans carrying a zero yield.

	Years Ended December 31,
	2006			2005			2004
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans held for investment	$2,037,379	$157,426	7.73%	$1,435,376	$99,958	6.96%	$871,736	$55,779	6.40%
Securities(1)	1,612,221	72,632	4.51	1,471,067	60,866	4.14	1,383,790	55,241	3.99
Federal funds sold and other temporary investments	32,522	1,681	5.17	42,859	1,299	3.03	46,121	736	1.60

Total interest-earning assets.	3,682,122	231,739	6.29%	2,949,302	162,123	5.50%	2,301,647	111,756	4.86%

Less allowance for credit losses	(22,476)			(16,334)			(11,454)

Total interest-earning assets, net of allowance.	3,659,646			2,932,968			2,290,193
Noninterest-earning assets	624,149			428,649			252,895

Total assets	$4,283,795			$3,361,617			$2,543,088

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$602,946	$11,440	1.90%	$477,199	$4,666	0.98%	$485,557	$5,027	1.04%
Savings and money market accounts.	897,667	23,539	2.62	696,237	10,683	1.53	495,330	4,002	0.81
Certificates of deposit.	1,165,056	45,963	3.95	1,009,147	28,294	2.80	735,095	15,557	2.12
Junior subordinated debentures	92,271	7,592	8.23	69,869	4,895	7.00	59,288	4,046	6.82
Securities sold under repurchase agreements	45,488	1,820	4.00	29,850	768	2.57	19,522	232	1.19
Other borrowings	64,052	3,240	5.06	40,794	1,920	4.71	20,597	925	4.49

Total interest-bearing liabilities	2,867,480	93,594	3.26%	2,323,096	51,226	2.21%	1,815,389	29,789	1.64%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	783,431			609,230			473,713
Other liabilities.	30,172			15,427			10,712

Total liabilities.	3,681,083			2,947,753			2,299,814

Shareholders’ equity	602,712			413,864			243,274

Total liabilities and shareholders’ equity.	$4,283,795			$3,361,617			$2,543,088

Net interest rate spread			3.03%			3.29%			3.21%

Net interest income and margin(2)		$138,145	3.75%		$110,897	3.76%		$81,967	3.56%

Net interest income and margin (tax-equivalent basis)(3)		$139,961	3.80%		$112,262	3.81%		$83,631	3.63%

(1)	Yield is based on amortized cost and does not include any component of unrealized gains or losses.
(2)	The net interest margin is equal to net interest income divided by average interest-earning assets.
(3)	In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35% for the years ended December 31, 2006, 2005 and 2004 and other applicable effective tax rates.

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

	Years Ended December 31,
	2006 vs. 2005			2005 vs. 2004
	Increase (Decrease) Due to Change in		Total	Increase (Decrease) Due to Change in		Total
	Volume	Rate		Volume	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans held for investment	$41,923	$15,545	$57,468	$36,065	$8,114	$44,179
Securities	5,840	5,926	11,766	3,484	2,141	5,625
Federal funds sold and other temporary investments	(313)	695	382	(52)	615	563

Total increase in interest income	47,450	22,166	69,616	39,497	10,870	50,367

Interest-bearing liabilities:
Interest-bearing demand deposits	1,230	5,544	6,774	(87)	(274)	(361)
Savings and money market accounts.	3,091	9,765	12,856	1,623	5,058	6,681
Certificates of deposit	4,371	13,298	17,669	5,800	6,937	12,737
Junior subordinated debentures	1,569	1,128	2,697	722	127	849
Securities sold under repurchase agreements	402	650	1,052	123	413	536
Other borrowings	1,095	225	1,320	907	88	995

Total increase in interest expense	11,758	30,610	42,368	9,088	12,349	21,437

Increase (decrease) in net interest income	$35,692	$(8,444)	$27,248	$30,409	$(1,479)	$28,930

Provision for Credit Losses

The Company’s provision for credit losses is established through charges to income in the form of the provision in order to bring the Company’s allowance for credit losses to a level deemed appropriate by management based on the factors discussed under Financial Condition—Allowance for Credit Losses. The allowance for credit losses at December 31, 2006 was $24.0 million, representing 1.10% of outstanding loans. The provision for credit losses for the year ended December 31, 2006 was $504,000 compared with $480,000 for the year ended December 31, 2005. Net charge-offs for the year ended December 31, 2006 were $771,000 compared with $410,000 in net charge-offs for the year ended December 31, 2005. The provision for credit losses for the year ended December 31, 2005 was $480,000 compared with $880,000 for the year ended December 31, 2004. In 2004, an additional $400,000 provision for credit losses was made in anticipation of increased charge-offs related to loans acquired in merger transactions that year. Net charge-offs for the year ended December 31, 2004 were $485,000.

Noninterest Income

The Company’s primary sources of recurring noninterest income are service charges on deposit accounts and other banking service related fees. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method. Banking related service fees include check cashing fees, official check fees, safe deposit box rent and currency handling fees. For the year ended December 31, 2006, noninterest income totaled $34.0 million, an increase of $4.0 million or

13.2% compared with $30.0 million in 2005. The increase was primarily due to an increase in insufficient funds charges and customer service charges which resulted from an increase in the number of accounts due to the First Capital acquisition completed in March 2005, the Grapeland acquisition in December 2005 and the SNB acquisition in April 2006. As of December 31, 2006, these three acquisitions added approximately 45,000 deposit accounts and over 16,000 debit cards. Noninterest income for 2005 was $30.0 million, an increase of $7.0 million or 30.1% compared with $23.1 million in 2004, resulting largely from an increase in service charges due to the additional deposit accounts from the Liberty and Village acquisitions completed in August 2004 and the First Capital acquisition in March 2005.

Brokered mortgage income increased $144,000 to $839,000 for the year ended December 31, 2006 compared with $695,000 for the year ended December 31, 2005. The increase was primarily due to additional mortgage loan originations resulting from the mortgage division of SNB acquired in April 2006 and the mortgage division of First Capital that was acquired in March 2005.

Income from leased assets increased $180,000 from $895,000 for the year ended December 31, 2005 to $1.1 million for the year ended December 31, 2006. The expiration dates of the leased assets range from 2009 to 2011 and the related depreciation expense for the leased assets was $756,000 and $630,000 for the years ended December 31, 2006 and 2005, respectively. Income from Bank Owned Life Insurance (BOLI) increased $103,000 from $397,000 for the year ended December 31, 2005 to $500,000 for the year ended December 31, 2006. Both leased assets and bank owned life insurance were acquired in the First Capital acquisition.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Years Ended December 31,
	2006		2005	2004
	(Dollars in thousands)
Service charges on deposit accounts.	$27,379		$24,985	$20,215
Banking related service fees	1,358		1,133	1,002
Brokered mortgage income	839		695	383
Trust and investment income	208		274	214
Income from leased assets	1,075		895	—
Bank Owned Life Insurance income (BOLI)	500		397	—
Gains on sales of assets (net)	622	(1)	72	315	(2)
Net (loss) gain on sale of securities	—		(79)	78
Gain on held for sale loans	—		173	74
Other noninterest income	2,001		1,476	790

Total noninterest income.	$33,982		$30,021	$23,071

(1)	Includes gains on the sale of real estate in Beeville, Palacios, Red Oak and Victoria.
(2)	Includes gains on the sale of TIB-The Independent BankersBank stock acquired in various acquisitions and a gain on the sale of real property acquired in the Paradigm acquisition.

Noninterest Expense

For the year ended December 31, 2006, noninterest expense totaled $77.7 million, an increase of $8.7 million or 12.6% compared with $69.0 million for the same period in 2005. This increase was principally due to increases in salaries and employee benefits, net occupancy, depreciation costs, ad valorem and franchise taxes and core deposit intangibles amortization primarily as a result of the SNB acquisition. For the year ended December 31, 2005, noninterest expense totaled $69.0 million, an increase of $17.3 million or 33.4% compared with $51.7 million for the same period in 2004. The increase was primarily attributable to the additional general operating costs associated with the acquisitions completed in 2005 and the full year effect of the acquisitions completed in 2004. These items and other changes in the various components of noninterest expense are discussed in more detail below.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Salaries and employee benefits	$41,298	$36,672	$27,861
Non-staff expenses:
Net occupancy expense	7,884	6,663	4,814
Depreciation expense	5,048	4,462	2,843
Data processing	3,612	2,837	2,036
Regulatory assessments and FDIC insurance	716	548	524
Ad valorem and franchise taxes.	2,246	1,594	1,154
Core deposit intangibles amortization	4,869	3,912	1,781
Communications expense(1)	4,339	3,782	2,929
Other	7,657	8,487	7,765

Total noninterest expense(2)	$77,669	$68,957	$51,707

(1)	Communications expense includes telephone, data circuits, postage and courier expenses.
(2)	Total noninterest expense includes $850,000, $751,000 and $141,000 in 2006, 2005 and 2004 respectively, in stock-based compensation expense.

Salaries and Employee Benefits. Salaries and employee benefits increased $4.6 million to $41.3 million at December 31, 2006 compared with $36.7 million at December 31, 2005 primarily due to increased staff added with the SNB acquisition in April 2006. The number of associates employed by the Company increased from 859 at December 31, 2005 to 908 at December 31, 2006. Salaries and employee benefits increased $8.8 million from $27.9 million at December 31, 2004 to $36.7 million at December 31, 2005 primarily due to increased staff added with the Liberty and Village acquisitions in August 2004 and the First Capital acquisition in March 2005. The number of associates employed by the Company increased from 653 at December 31, 2004 to 859 at December 31, 2005. In accordance with the Company’s adoption of SFAS 123R, total noninterest expense for the year ended December 31, 2006 includes $850,000 in stock-based compensation expense compared with $751,000 and $141,000 recorded for the years ended December 31, 2005 and 2004, respectively.

Net Occupancy, Depreciation Expenses and Ad Valorem and Franchise Taxes. Net occupancy expense increased $1.2 million or 18.33% to $7.9 million for the year ended December 31, 2006 compared with $6.7 million for the year ended December 31, 2005. Depreciation expense increased $600,000 to $5.0 million compared with $4.5 million for the same periods and ad valorem and franchise taxes increased $652,000 or 40.9% to $2.2 million. These increases were primarily attributable to the addition of five (5) banking centers and the completion of construction of one banking center, all acquired in 2006. Net occupancy expense increased $1.8 million or 38.4% to $6.7 million for the year ended December 31, 2005 compared with $4.8 million for the year ended December 31, 2004. Depreciation expense increased $1.6 million to $4.5 million compared with $2.8 million for the same periods and ad valorem and franchise taxes increased $440,000 or 38.1% to $1.6 million. These increases were primarily attributable to the addition of thirty-two (32) banking centers acquired in 2004 and 2005.

Communications Expense. Communications expense includes telephone, data circuits, postage and courier expenses. Communications expense increased $557,000 or 14.7% from $3.8 million for the year December 31, 2005 to $4.3 million for the same period in 2006. The increase was primarily associated with the addition of six banking centers in 2006. Communications expense was $3.8 million for the year ended December 31, 2005 compared with $2.9 million for the same period in 2004, an increase of $853,000 or 29.1%. The increase was primarily attributable to the addition of thirty-two (32) banking centers in 2004 and 2005.

Core Deposit Intangibles Amortization. Core deposit intangibles amortization increased $1.0 million or 24.5% from $3.9 million for the year December 31, 2005 to $4.9 million for the same period in 2006. The increase was associated with the addition of $5.7 million in core deposit intangible assets related to the SNB acquisition. Core deposit intangibles amortization was $3.9 million for the year ended December 31, 2005 compared with $1.8 million for the same period in 2004, an increase of $2.1 million or 119.7%. The increase was attributable to the addition of $21.4 million in core deposit intangible assets related to the acquisitions made in 2004 and 2005. Core deposit intangibles are being amortized on an accelerated basis over an eight year life.

Other Noninterest Expense. Other operating expenses decreased $830,000 or 9.8% from $8.5 million at December 31, 2005 to $7.7 million for the year ended December 31, 2006. The decrease was primarily attributable to a decrease in advertising expense which is a component of other expenses. Other operating expenses of $8.5 million for the year ended December 31, 2005 represented an increase of $721,000 or 9.3% compared with $7.8 million in 2004. The increase was primarily attributable to advertising expense and additional operating expenses related to the First Capital acquisition in 2005.

Efficiency Ratio. The efficiency ratio is a supplemental financial measure utilized in management’s internal evaluation of the Company and is not defined under generally accepted accounting principles. The efficiency ratio is calculated by dividing total noninterest expense, excluding credit loss provisions, by net interest income plus noninterest income, excluding net gains and losses on the sale of securities and on the sale of assets. Taxes are not part of this calculation. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources. The Company’s efficiency ratio was 45.29% at December 31, 2006, a decrease from 48.93% at December 31, 2005. The decrease reflects the Company’s continued success in controlling operating expenses and the cost savings achieved with the SNB acquisition in 2006. The Company’s efficiency ratio was 49.45% at December 31, 2004.

Income Taxes

The amount of federal income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of nondeductible interest expense and the amount of other nondeductible expenses. For the year ended December 31, 2006, income tax expense was $32.2 million compared with $23.6 million for the year ended December 31, 2005 and $17.7 million for the year ended December 31, 2004. The increases were primarily attributable to higher pretax net earnings which resulted from an increase in net interest income for the year ended December 31, 2006 compared with the same period in 2005 and 2004. The effective tax rate for the years ended December 31, 2006, 2005 and 2004 was 34.3%, 33.0% and 33.8%, respectively. The effective income tax rates differed from the U.S. statutory rate of 35% during the comparable periods primarily due to the effect of tax-exempt income from loans and securities.

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

Financial Condition

Loan Portfolio

At December 31, 2006, total loans were $2.177 billion, an increase of $634.4 million or 41.1% compared with $1.542 billion at December 31, 2005. The growth in loans was primarily attributable to the combined effect of internal growth and the SNB acquisition. At December 31, 2006, total loans at the banking centers acquired in 2006 totaled $519.3 million. At December 31, 2006, total loans were 58.4% of deposits and 47.5% of total assets. At December 31, 2005, total loans were 52.8% of deposits and 43.0% of total assets. Loans increased 48.9% during 2005 from $1.036 billion at December 31, 2004 to $1.542 billion at December 31, 2005. The growth in loans was primarily attributable to internal growth and the First Capital and Grapeland acquisitions.

The following table summarizes the Company’s loan portfolio by type of loan as of the dates indicated:

	December 31,
	2006		2005		2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$280,957	12.9%	$222,773	14.4%	$144,432	13.9%	$93,989	12.2%	$93,797	13.8%
Real estate:
Construction and land development	433,178	19.9	206,653	13.4	109,591	10.6	36,470	4.7	52,377	7.7
1-4 family residential	376,996	17.3	313,184	20.3	260,453	25.2	237,055	30.8	206,586	30.4
Home equity	63,427	2.9	58,729	3.8	34,453	3.3	27,943	3.6	23,249	3.4
Commercial mortgages	803,145	36.9	566,356	36.7	369,151	35.6	260,882	33.9	183,970	27.1
Farmland	30,925	1.4	30,920	2.0	22,240	2.1	15,247	2.0	11,887	1.7
Multifamily residential	77,980	3.6	32,039	2.1	18,187	1.9	20,679	2.7	15,502	2.3
Agriculture	26,504	1.2	25,429	1.6	21,906	2.1	20,693	2.7	24,683	3.6
Consumer (net of unearned discount).	66,675	3.1	65,183	4.3	52,854	5.1	54,821	7.1	64,488	9.6
Other	16,720	0.8	20,859	1.4	2,246	0.2	2,274	0.3	3,020	0.4

Total loans.	$2,176,507	100.0%	$1,542,125	100.0%	$1,035,513	100.0%	$770,053	100.0%	$679,559	100.0%

The Company is focused on growing its construction and land development, commercial mortgage and commercial and industrial loan portfolios. The Company’s construction and land development loans grew from $206.7 million at December 31, 2005 to $433.2 million at December 31, 2006, an increase of $226.5 million or 109.6%. The Company’s commercial mortgages grew from $566.4 million at December 31, 2005 to $803.1 million at December 31, 2006, an increase of $236.8 million or 41.8%. The Company’s commercial and industrial loans grew from $222.8 million at December 31, 2005 to $281.0 million at December 31, 2006, an increase of $58.2 million or 26.1%. The Company offers a variety of commercial lending products including term loans and lines of credit. The Company offers a broad range of short to medium-term commercial loans, primarily collateralized, to businesses for working capital (including inventory and receivables), business expansion (including acquisitions of real estate and improvements) and the purchase of equipment and machinery. Historically, the Company has originated loans for its own account and has not securitized its loans. The purpose of a particular loan generally determines its structure. All loans in the 1-4 family residential category were originated by the Company.

All loans over $500,000 and below $1.0 million are evaluated and acted upon on a daily basis by two of the Company’s regional loan concurrence officers. All loans over $1.0 million and below $2.5 million are evaluated and acted upon on a daily basis by two of the Company’s six company-wide loan concurrence officers. All loans above $2.5 million are evaluated and acted upon by an officers’ loan committee, which meets weekly. In addition to the officers’ loan committee evaluation, loans from $15.0 million to $25.0 million are evaluated and acted upon by the directors’ loan committee, which consists of three directors of the bank and meets as necessary. Loans over $25.0 million are evaluated and acted upon by the Bank’s board of directors either at a regularly scheduled monthly board meeting or by teleconference or written consent.

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

Agriculture Loans. The Company provides agriculture loans for short-term crop production, including rice, cotton, milo and corn, farm equipment financing and agriculture real estate financing. The Company evaluates agriculture borrowers primarily based on their historical profitability, level of experience in their particular agriculture industry, overall financial capacity and the availability of secondary collateral to withstand economic and natural variations common to the industry. Because agriculture loans present a higher level of risk associated with events caused by nature, the Company routinely makes on-site visits and inspections in order to monitor and identify such risks.

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

The contractual maturity ranges of the commercial and industrial, construction and land development, 1-4 family residential, home equity and commercial mortgage portfolios and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of December 31, 2006 are summarized in the following table:

	December 31, 2006
	One Year or Less	After One Through Five Years	After Five Years	Total
	(Dollars in thousands)
1-4 family residential and home equity	$13,967	$54,686	$371,770	$440,423
Commercial and industrial	131,820	112,830	36,307	280,957
Commercial mortgages	50,791	247,230	505,124	803,145
Construction and land development	198,390	96,680	138,108	433,178

Total	$394,968	$511,426	$1,051,309	$1,957,703

Loans with a predetermined interest rate.	$100,417	$275,222	$398,438	$774,077
Loans with a floating interest rate.	294,551	236,204	652,871	1,183,626

Total	$394,968	$511,426	$1,051,309	$1,957,703

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

The Company’s conservative lending approach has resulted in strong asset quality. The Company had $1.1 million in nonperforming assets at December 31, 2006 compared with $1.4 million at December 31, 2005 and $1.7 million at December 31, 2004. Interest foregone on nonaccrual loans for the years ended December 31, 2006, 2005 and 2004 was $30,000, $35,000 and $54,000, respectively.

The following table presents information regarding past due loans and nonperforming assets at the dates indicated:

	December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Nonaccrual loans.	$181	$355	$297	$2	$1,125
Restructured loans.	—	—	—	—	—
Other nonperforming loans	—	—	—	—	1,100
Accruing loans 90 or more days past due	767	788	1,083	679	120

Total nonperforming loans	948	1,143	1,380	681	2,345
Repossessed assets	32	26	—	40	46
Other real estate	140	239	341	246	219

Total nonperforming assets	$1,120	$1,408	$1,721	$967	$2,610

Nonperforming assets to total loans and other real estate	0.05%	0.09%	0.17%	0.13%	0.38%
Nonperforming assets to average earning assets	0.03%	0.05%	0.07%	0.05%	0.19%

Allowance for Credit Losses

The following table presents, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Average loans outstanding	$2,037,379	$1,435,376	$871,736	$697,235	$524,885

Gross loans outstanding at end of period.	$2,176,507	$1,542,125	$1,035,513	$770,053	$679,559

Allowance for credit losses at beginning of period	$17,203	$13,105	$10,345	$9,580	$5,985
Balance acquired with acquisitions	7,054	4,028	2,365	1,900	2,981
Provision for credit losses	504	480	880	483	1,010
Charge-offs:
Commercial and industrial	(353)	(410)	(139)	(810)	(356)
Real estate and agriculture	(128)	(242)	(613)	(960)	(231)
Consumer.	(696)	(240)	(198)	(471)	(180)
Recoveries:
Commercial and industrial	95	188	239	159	111
Real estate and agriculture	59	184	65	198	175
Consumer.	252	110	161	266	85

Net charge-offs	(771)	(410)	(485)	(1,618)	(396)

Allowance for credit losses at end of period.	$23,990	$17,203	$13,105	$10,345	$9,580

Ratio of allowance to end of period loans	1.10%	1.12%	1.27%	1.34%	1.41%
Ratio of net charge-offs to average loans	0.04	0.03	0.06	0.23	0.08
Ratio of allowance to end of period nonperforming loans	2,530.6	1,505.1	949.6	1,519.1	408.5

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

The Company follows a loan review program to evaluate the credit risk in the loan portfolio. Through the loan review process, the Company maintains an internal list of impaired loans which, along with the delinquency list of loans, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for credit losses. For each impaired loan, the Company allocates a specific loan loss reserve primarily based on the value of the collateral securing the impaired loan in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended.

Federal and state bank regulators also require that a bank maintain an allowance that is sufficient to absorb an estimated amount of unidentified potential losses to the portfolio based on management’s perception of economic conditions, loan portfolio growth, historical charge-off experience and exposure concentrations. This unallocated allowance is also established based on the Company’s historical charge-off experience and existing general economic and business conditions affecting the key lending areas of the Company, credit quality trends, collateral values, loan volume, concentrations and seasoning of the loan portfolio and factors associated with the Company’s acquisitions. The Company then charges to operations a provision for credit losses to maintain the allowance for credit losses at an adequate level determined by the foregoing methodology.

At December 31, 2006, the allowance for credit losses totaled $24.0 million, or 1.10% of total loans. At December 31, 2005, the allowance aggregated $17.2 million or 1.12% of total loans and at December 31, 2004, the allowance was $13.1 million, or 1.27% of total loans.

The following tables describe the allocation of the allowance for credit losses among various categories of loans and certain other information as of the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any loan category.

	December 31,
	2006		2005
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars in thousands)
Balance of allowance for credit losses applicable to:
Commercial and industrial	$3,660	12.9%	$636	14.4%
Real estate	18,140	82.0	923	78.4
Agriculture	131	1.2	28	1.6
Consumer and other.	732	3.9	53	5.6
Unallocated(1)	1,327	—	15,563	—

Total allowance for credit losses.	$23,990	100.0%	$17,203	100.0%

(1)	In 2006, the Company revised its allowance methodology to provide for more specific allocation of its reserves. The revised methodology did not have a material impact on the Company’s determination of the overall allowance for credit losses.

	December 31,
	2004		2003		2002
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars in thousands)
Balance of allowance for credit losses applicable to:
Commercial and industrial	$274	13.9%	$253	12.2%	$559	13.8%
Real estate	503	78.7	957	77.7	397	72.6
Agriculture	12	2.1	35	2.7	42	3.6
Consumer and other.	26	5.3	34	7.4	71	10.0
Unallocated	12,290	—	9,066	—	8,781	—

Total allowance for credit losses.	$13,105	100.0%	$10,345	100.0%	$9,850	100.0%

The Company believes that the allowance for credit losses at December 31, 2006 is adequate to cover losses inherent in the portfolio as of such date. There can be no assurance, however, that the Company will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at December 31, 2006.

Securities

The Company uses its securities portfolio as a source of income, as a source of liquidity for cash requirements and to manage interest rate risk. At December 31, 2006, investment securities totaled $1.590 billion, an increase of $17.7 million or 1.1% compared with $1.573 billion at December 31, 2005. The increase in securities was primarily due to the SNB acquisition. Securities increased to $1.573 billion at December 31, 2005 from $1.303 billion at December 31, 2004, an increase of $269.8 million or 20.7%. At December 31, 2006, securities represented 34.7% of total assets compared with 43.9% of total assets at December 31, 2005.

The following table summarizes the amortized cost of securities as of the dates shown (available-for-sale securities are not adjusted for unrealized gains or losses):

	December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies.	$402,328	$296,349	$30,726	$48,762	$97,098
70% non-taxable preferred stock	24,000	24,000	24,000	44,015	44,029
States and political subdivisions	44,378	31,250	37,698	45,738	50,994
Corporate debt securities	6,218	8,550	10,491	15,619	25,338
Collateralized mortgage obligations	276,629	222,615	238,994	178,487	168,282
Mortgage-backed securities	829,195	987,088	957,354	1,032,861	552,515
Qualified Zone Academy Bond (QZAB)	8,000	8,000	8,000	8,000	8,000
Other	4,093	814	296	283	—

Total	$1,594,841	$1,578,666	$1,307,559	$1,373,765	$946,256

The following table summarizes the contractual maturity of securities and their weighted average yields as of December 31, 2006. Available-for-sale securities are shown at fair value and held-to-maturity securities are shown at amortized cost. Other securities are included in the corporate debt securities category. For purposes of the table below, tax-exempt states and political subdivisions are calculated on a tax equivalent basis. The QZAB bond is not calculated on a tax equivalent basis and it generates a tax credit of 7.18%, which is included in gross income.

	December 31, 2006
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$206,975	4.51%	$170,083	5.17%	$—	—%	$24,476	5.75%	$401,534	4.87%
70% non-taxable preferred stock	—	—	—	—	—	—	20,205	6.01	20,205	6.01
States and political subdivisions.	3,388	6.06	7,117	5.87	8,348	7.16	26,129	6.82	44,982	6.68
Corporate debt securities and other	7,100	6.67	248	4.70	2,991	7.62	—	—	10,339	6.90
Collateralized mortgage obligations.	5	—	2,790	4.83	94,422	4.99	179,388	4.56	276,605	4.71
Mortgage-backed securities	343	5.00	54,388	4.42	466,887	4.36	307,020	5.23	828,638	4.68
Qualified Zone Academy Bond (QZAB)	—	—	8,000	2.00	—	—	—	—	8,000	2.00

Total	$217,811	4.61%	$242,626	5.01%	$572,648	4.52%	$557,218	5.14%	$1,590,303	4.81%

The contractual maturity of mortgage-backed securities and collateralized mortgage obligations is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities monthly pay downs cause the average lives of the securities to be much different than their stated lives. The weighted average life of the Company’s complete portfolio is 3.2 years with an effective duration of 2.5 years at December 31, 2006. The 70% non-taxable preferred stock includes investments in Federal National Mortgage Association (Fannie Mae) and Federal Home Loan Mortgage Corporation (Freddie Mac) preferred stock.

At December 31, 2006 and 2005, the Company did not own securities of any one issuer (other than the U.S. government and its agencies) for which aggregate adjusted cost exceeded 10% of the consolidated shareholders’ equity at such respective dates.

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

The average yield of the securities portfolio was 4.51% in 2006 compared with 4.14% in 2005 and 3.99% in 2004. The 37 basis point increase in 2006 was primarily due to the Company reinvesting funds at higher rates in 2006 compared to 2005. The overall growth in the securities portfolio over the comparable periods was primarily funded by deposit growth and securities acquired in acquisitions.

The following table summarizes the carrying value by classification of securities as of the dates shown:

	December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Available-for-sale	$434,331	$410,361	$177,683	$263,648	$309,219
Held-to-maturity	1,155,972	1,162,241	1,125,109	1,113,232	641,098

Total	$1,590,303	$1,572,602	$1,302,792	$1,376,880	$950,317

The following tables present the amortized cost and fair value of securities classified as available-for-sale at December 31, 2006, 2005 and 2004:

	December 31, 2006				December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)				(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies.	$290,629	$—	$794	$289,835	$231,399	$430	$1,752	$230,077
70% non-taxable preferred stock	24,000	—	3,795	20,205	24,000	—	5,334	18,666
States and political subdivisions.	14,098	604	—	14,702	14,102	1,005	—	15,107
Collateralized mortgage obligations	5,352	12	36	5,328	8,096	45	34	8,107
Mortgage-backed securities	90,986	172	729	90,429	130,014	277	701	129,590
Qualified Zone Academy Bond (QZAB)	8,000	—	—	8,000	8,000	—	—	8,000
Other	5,804	28	—	5,832	814	—	—	814

Total.	$438,869	$816	$5,354	$434,331	$416,425	$1,757	$7,821	$410,361

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies.	$10,579	$2	$69	$10,512
70% non-taxable preferred stock	24,000	—	6,150	17,850
States and political subdivisions	14,382	1,366	—	15,748
Collateralized mortgage obligations	13,143	76	35	13,184
Mortgage-backed securities.	112,050	545	502	112,093
Qualified Zone Academy Bond (QZAB)	8,000	—	—	8,000
Other	296	—	—	296

Total.	$182,450	$1,989	$6,756	$177,683

The following tables present the amortized cost and fair value of securities classified as held-to-maturity at December 31, 2006, 2005 and 2004:

	December 31, 2006				December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)				(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies.	$111,699	$405	$588	$111,516	$64,950	$409	$564	$64,795
States and political subdivisions	30,280	255	53	30,482	17,148	173	31	17,290
Corporate debt securities	4,507	6	10	4,503	8,550	108	3	8,655
Collateralized mortgage obligations.	271,277	337	5,260	266,354	214,519	313	5,805	209,027
Mortgage-backed securities	738,209	616	20,584	718,241	857,074	721	21,868	835,927

Total	$1,155,972	$1,619	$26,495	$1,131,096	$1,162,241	$1,724	$28,271	$1,135,694

	December 31, 2004
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies.	$20,147	$661	$6	$20,802
States and political subdivisions	23,317	510	15	23,812
Corporate debt securities	10,491	301	—	10,792
Collateralized mortgage obligations	225,851	97	802	225,146
Mortgage-backed securities.	845,303	3,559	4,914	843,948

Total	$1,125,109	$5,128	$5,737	$1,124,500

Management believes that the unrealized losses in the Company’s securities portfolio at December 31, 2006 were primarily due to interest rate increases. Because the decline in market value is attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold such securities until a recovery of fair value, which may be at maturity, the Company does not consider such securities to be other-than-temporarily impaired at December 31, 2006.

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

Unlike U.S. Treasury and U.S. government agency securities, which have a lump sum payment at maturity, mortgage-backed securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. Mortgage-backed securities which are purchased at a premium will generally suffer decreasing net yields as interest rates drop because home owners tend to refinance their mortgages. Thus, the premium paid must be amortized over a shorter period. Therefore, these securities purchased at a discount will obtain higher net yields in a decreasing interest rate environment. As interest rates rise, the opposite will generally be true. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and consequently, the average life of this security will not be shortened. If interest rates begin to fall, prepayments will increase. At December 31, 2006,

37.1% of the mortgage-backed securities held by the Company had contractual final maturities of more than ten years with a weighted average life of 3.58 years.

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

Total deposits at December 31, 2006 were $3.726 billion, an increase of $805.4 million or 27.6% compared with $2.920 billion at December 31, 2005. The increase was primarily attributable to the SNB acquisition in 2006. As of December 31, 2006, the banking centers acquired in 2006 had approximately $728.5 million in total deposits. Noninterest-bearing deposits were $835.9 million at December 31, 2006, an increase of $161.5 million or 23.9% compared with $674.4 million at December 31, 2005. Noninterest-bearing deposits at December 31, 2005 were $674.4 million compared with $518.4 million at December 31, 2004. Interest-bearing deposits at December 31, 2006 were $2.89 billion, up $643.9 million or 28.7% compared with $2.25 billion at December 31, 2005. Interest-bearing deposits at December 31, 2005 of $2.25 billion represented a $447.2 million or 24.9% increase compared with $1.80 billion at December 31, 2004. Total deposits at December 31, 2004 were $2.317 billion. There were no major concentrations of deposits at December 31, 2006, 2005 or 2004.

The daily average balances and weighted average rates paid on deposits for each of the years ended December 31, 2006, 2005 and 2004 are presented below:

	Years Ended December 31,
	2006		2005		2004
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Interest-bearing checking	$602,946	1.90%	$477,199	0.98%	$485,557	1.04%
Regular savings	164,963	1.11	150,577	0.83	110,801	0.59
Money market savings	732,704	2.96	545,660	1.73	384,529	0.87
Time deposits	1,165,056	3.95	1,009,147	2.80	735,095	2.12

Total interest-bearing deposits	2,665,669	3.04	2,182,583	2.00	1,715,982	1.43
Noninterest-bearing deposits	783,431	—	609,230	—	473,713	—

Total deposits	$3,449,100	2.35%	$2,791,813	1.56%	$2,189,695	1.12%

The Company’s ratio of average noninterest-bearing deposits to average total deposits for the years ended December 31, 2006, 2005, and 2004 was 22.7%, 21.8%, and 21.6%, respectively.

The following table sets forth the amount of the Company’s certificates of deposit that are $100,000 or greater by time remaining until maturity:

December 31, 2006
(Dollars in thousands)
Three months or less	$198,330
Over three through six months.	132,795
Over six through 12 months	142,893
Over 12 months	100,275

Total	$574,293

Other Borrowings

The Company utilizes borrowings to supplement deposits to fund its lending and investment activities. Borrowings consist of funds from the Federal Home Loan Bank (“FHLB”) and correspondent banks. FHLB advances are considered short-term, overnight borrowings. At December 31, 2006, the Company had $26.4 million in FHLB borrowings all of which consisted of long-term FHLB notes payable compared with $55.4 million in FHLB borrowings at December 31, 2005, of which $38.4 million were long-term FHLB notes payable and $17.0 million were overnight advances. The $29.0 million decrease was primarily attributable to the payoff of the FHLB advances of $17.0 million and normal pay downs on the remaining notes. The weighted average interest rate paid on the FHLB advances at period end was 5.4%. The maturity dates on the FHLB notes payable range from the years 2007 to 2028 and have interest rates ranging from 3.32% to 6.48%. The highest outstanding balance of FHLB advances during 2006 was $116.0 million compared with $39.0 million during 2005. The Company had no federal funds purchased at December 31, 2006 or 2005.

At December 31, 2006, the Company had $47.2 million in securities sold under repurchase agreements compared with $47.0 million at December 31, 2005, an increase of $240,000 or 0.5%. The increase was primarily attributable to normal customer activity.

At December 31, 2006 and 2005, the Company had outstanding $100.5 million and $75.8 million, respectively, in junior subordinated debentures issued to the Company’s unconsolidated subsidiary trusts. The increase of $24.7 million was due to the Company’s assumption of $30.9 million in junior subordinated debentures issued by SNB to its three subsidiary trusts, partially offset by the redemption of $6.2 million in junior subordinated debentures issued to Paradigm Capital Trust II on February 28, 2006.

A summary of pertinent information related to the Company’s eight issues of junior subordinated debentures outstanding at December 31, 2006 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate(1)	Junior Subordinated Debt Owed to Trusts	Maturity Date(2)
Prosperity Statutory Trust II	July 31, 2001	$15,000,000	3-month LIBOR + 3.58%, not to exceed 12.50%	$15,464,000	July 31, 2031

Prosperity Statutory Trust III	Aug. 15, 2003	12,500,000	6.50%(3)	12,887,000	Sept. 17, 2033

Prosperity Statutory Trust IV	Dec. 30, 2003	12,500,000	6.50%(4)	12,887,000	Dec. 30, 2033

First Capital Statutory Trust I(5)	Mar. 26, 2002	20,000,000	3-month LIBOR + 3.60%	20,619,000	Mar. 26, 2032

First Capital Statutory Trust II(5)	Sept. 26, 2002	7,500,000	3-month LIBOR + 3.40%	7,732,000	Sept. 26, 2032

SNB Statutory Trust II(6)	Mar. 26, 2003	10,000,000	3-month LIBOR + 3.15%	10,310,000	Mar. 26, 2033

SNB Capital Trust III(6)	Mar. 27, 2003	10,000,000	3-month LIBOR + 3.15%	10,310,000	Mar. 27, 2033

SNB Capital Trust IV(6)	Sept. 25, 2003	10,000,000	3-month LIBOR + 3.00%	10,310,000	Sept. 25, 2033

(1)	The 3-month LIBOR in effect as of December 31, 2006 was 5.36%.
(2)	The debentures are callable five years from issuance date.
(3)	The debentures bear a fixed interest rate until September 17, 2008, when the rate begins to float on a quarterly basis based on the three-month LIBOR plus 3.00%.
(4)	The debentures bear a fixed interest rate until December 30, 2008, when the rate begins to float on a quarterly basis based on the three-month LIBOR plus 2.85%.
(5)	Assumed in connection with the First Capital acquisition on March 1, 2005.
(6)	Assumed in connection with the SNB acquisition on April 1, 2006.

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

The following table sets forth the Company’s interest rate sensitivity analysis at December 31, 2006:

	Volumes Subject to Repricing Within
	0-30 days	31-180 days	181-365 days	Greater than one year	Total
	(Dollars in thousands)
Interest-earning assets:
Securities (excluding unrealized loss of $4.5 million)	$110,410	$195,835	$221,583	$1,067,013	$1,594,841
Loans held for investment	769,377	172,355	151,299	1,083,476	2,176,507
Federal funds sold and other temporary investments	153,643	100	297	—	154,040

Total interest-earning assets	$1,033,430	$368,290	$373,179	$2,150,489	$3,925,388

Interest-bearing liabilities:
Demand, money market and savings deposits	$1,731,149	$—	$—	$—	$1,731,149
Certificates of deposit and other time deposits.	149,926	466,988	309,945	231,794	1,158,653
Junior subordinated debentures	74,939	—	—	25,580	100,519
Securities sold under repurchase agreements	47,225	—	—	—	47,225
Other borrowings	—	380	5,449	20,579	26,408

Total interest-bearing liabilities	$2,003,239	$467,368	$315,394	$277,953	$3,063,954

Period GAP	$(969,809)	$(99,078)	$57,785	$1,872,536	$861,434
Cumulative GAP	$(969,809)	$(1,068,887)	$(1,011,102)	$861,434
Period GAP to total assets	(21.14)%	(2.16)%	1.26%	40.82%
Cumulative GAP to total assets	(21.14)%	(23.30)%	(22.04)%	18.78%

While the GAP position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, it is difficult to predict the effect of changing interest rates solely on that measure, without accounting for alterations in the maturity or repricing characteristics of the balance sheet that occur during changes in market interest rates. For example, the GAP position reflects only the prepayment assumptions pertaining to the current rate environment. Assets tend to prepay more rapidly during periods of declining interest rates than during periods of rising interest rates. Because of this and other risk factors not contemplated by the GAP position, an institution could have a matched GAP position in the current rate environment and still have its net interest income exposed to increased rate risk. Additionally, the Company had $835.9 million in noninterest-bearing deposits at December 31, 2006 which are not reflected in the table above and are not directly impacted by interest rate changes.

In addition to GAP analysis, the Company uses an interest rate risk simulation model and shock analysis to test the interest rate sensitivity of net interest income and the balance sheet, respectively. Contractual maturities and repricing opportunities of loans are incorporated in the model as are prepayment assumptions, maturity data and call options within the investment portfolio. Assumptions based on past experience are incorporated into the model for nonmaturity deposit accounts. The Company’s simulation analysis as of December 31, 2006 estimates a percentage of change in these metrics from the stable rate base scenario versus alternative scenarios of rising and falling market interest rates by instantaneously shocking a static balance sheet. The following table summarizes the simulated change in net interest income over a 12-month horizon in the event of an immediate change in interest rates:

Change in Interest Rates (Basis Points)	Increase (Decrease) in Net Interest Income
+200	4.2%
+100.	3.2%
Base	0.0%
-100	2.1%
-200	(0.4)%

The results are primarily due to behavior of demand, money market and savings deposits during such rate fluctuations. The Company has found that historically, interest rates on these deposits change more slowly than changes in the discount and federal funds rates. This assumption is incorporated into the simulation model and is generally not fully reflected in a GAP analysis.

Liquidity

Liquidity involves the Company’s ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate the Company on an ongoing basis. During the three years ended December 31, 2006, the Company’s liquidity needs have primarily been met by growth in core deposits and the issuance of junior subordinated debentures, as previously discussed. Although access to purchased funds from correspondent banks is available and has been utilized on occasion to take advantage of investment opportunities, the Company does not generally rely on these external funding sources. The cash and federal funds sold position, supplemented by amortizing investment and loan portfolios, have generally created an adequate liquidity position.

Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of December 31, 2006, the Company had cash and cash equivalents of $269.7 million compared with $97.4 million at December 31, 2005. The increase was mainly due to an increase in federal funds sold of $147.8 million and an increase in cash and due from banks of $24.6 million.

Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of December 31, 2006 (other than deposit obligations). The Company’s future cash payments associated with its contractual obligations pursuant to its junior subordinated debentures, FHLB notes payable and operating leases as of December 31, 2006 are summarized below. Payments for FHLB notes payable does not include interest of $6.6 million that will be paid over the future periods. Payments related to leases are based on actual payments specified in underlying contracts.

	Payments due in:
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Junior subordinated debentures	$—	$—	$—	$100,519	$100,519
Federal Home Loan Bank notes payable	7,620	1,496	10,555	6,737	26,408
Operating leases	2,885	4,231	2,404	2,269	11,789

Total.	$10,505	$5,727	$12,959	$109,525	$138,716

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

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit expiring by period as of December 31, 2006 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$8,257	$1,439	$—	$—	$9,696
Commitments to extend credit	343,613	68,971	7,699	89,493	509,776

Total.	$351,870	$70,410	$7,699	$89,493	$519,472

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

Total shareholders’ equity increased to $664.4 million at December 31, 2006 compared with $464.7 million at December 31, 2005, an increase of $199.7 million or 43.0%. This increase was primarily the result of net income of $61.7 million and an of $141.4 million in common stock issued in connection with the SNB acquisition, partially offset by dividends paid on the Common Stock of $13.0 million. During 2005, shareholders’ equity increased by $189.1 million or 68.6% compared with $275.6 million at December 31, 2004, primarily due to net income of $47.9 million and $149.6 million in common stock issued in connection with the First Capital and Grapeland acquisitions, partially offset by dividends paid on the Common Stock of $9.6 million.

The following table provides a comparison of the Company’s and the Bank’s leverage and risk-weighted capital ratios as of December 31, 2006 to the minimum and well-capitalized regulatory standards:

	Minimum Required for Capital Adequacy Purposes		To Be Categorized as Well-Capitalized Under Prompt Corrective Action Provisions	Actual Ratio at December 31, 2006
The Company
Leverage ratio.	3.00	%(1)	N/A	7.76%
Tier 1 risk-based capital ratio	4.00		N/A	13.52
Total risk-based capital ratio.	8.00		N/A	14.55
The Bank
Leverage ratio.	3.00	%(2)	5.00%	7.61%
Tier 1 risk-based capital ratio	4.00		6.00	13.28
Total risk-based capital ratio.	8.00		10.00	14.31

(1)	The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.
(2)	The FDIC may require the Bank to maintain a leverage ratio above the required minimum.

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

Assuming these final rules were effective at December 31, 2006, approximately $73.3 million of trust preferred securities would count as Tier 1 capital. The excess amount of trust preferred securities may be included in Tier 2 capital. Assuming these final rules were effective at December 31, 2006, the Company’s consolidated capital ratios would have been:

Pro forma Consolidated Risk Based Capital Ratios:
Total capital (to risk weighted assets)	14.55%
Tier 1 capital (to risk weighted assets)	12.49%
Leverage	7.16%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements, the report thereon, the notes thereto and supplementary data commence at page 65 of this Annual Report on Form 10-K.

The following table presents certain unaudited quarterly financial information concerning the Company’s results of operations for each of the two years indicated below. The information should be read in conjunction with the historical consolidated financial statements of the Company and the notes thereto appearing elsewhere in this Annual Report on Form 10-K.

CONSOLIDATED QUARTERLY FINANCIAL DATA OF THE COMPANY

	Quarter Ended 2006
	December 31	September 30	June 30	March 31
	(Dollars in thousands, except per share data)
	(unaudited)
Interest income	$62,893	$62,150	$61,012	$45,684
Interest expense	26,487	26,183	24,430	16,494

Net interest income	36,406	35,967	36,582	29,190
Provision for credit losses	144	120	120	120

Net interest income after provision	36,262	35,847	36,462	29,070
Noninterest income	8,241	8,918	9,156	7,667
Noninterest expense	19,192	19,829	21,399	17,249

Income before income taxes	25,311	24,936	24,219	19,488
Provision for income taxes	8,709	8,572	8,324	6,624

Net income	$16,602	$16,364	$15,895	$12,864

Earnings per share(1):
Basic	$0.51	$0.50	$0.49	$0.46

Diluted	$0.50	$0.49	$0.48	$0.46

	Quarter Ended 2005
	December 31	September 30	June 30	March 31
	(Dollars in thousands, except per share data)
	(unaudited)
Interest income	$44,277	$42,707	$41,106	$34,033
Interest expense	15,256	13,787	12,627	9,556

Net interest income	29,021	28,920	28,479	24,477
Provision for credit losses	120	120	120	120

Net interest income after provision	28,901	28,800	28,359	24,357
Noninterest income	7,515	8,092	7,881	6,533
Noninterest expense	17,241	18,070	17,812	15,834

Income before income taxes	19,175	18,822	18,428	15,056
Provision for income taxes	6,548	6,351	6,220	4,502

Net income	$12,627	$12,471	$12,208	$10,554

Earnings per share(1):
Basic	$0.46	$0.45	$0.44	$0.44

Diluted	$0.45	$0.45	$0.44	$0.43

(1)	Earnings per share are computed independently for each of the quarters presented and therefore may not total earnings per share for the year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) were effective as of the end of the period covered by this report.

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of December 31, 2006, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control--Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. This assessment included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on those criteria.

Deloitte & Touche LLP the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. The report is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Compliance with Designated Laws and Regulations

Management is also responsible for ensuring compliance with the federal laws and regulations concerning loans to insiders and the federal and state laws and regulations concerning dividend restrictions, both of which are designated by the Federal Deposit Insurance Corporation (FDIC) as safety and soundness laws and regulations.

Management assessed its compliance with the designated safety and soundness laws and regulations and has maintained records of its determinations and assessments as required by the FDIC. Based on this assessment, management believes that the Company has complied, in all material respects, with the designated safety and soundness laws and regulations for the year ended December 31, 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Prosperity Bancshares, Inc.

Houston, Texas

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Prosperity Bancshares, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management’s statement referring to compliance with laws and regulations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report dated February 27, 2007, expressed an unqualified opinion on those financial statements.

Houston, Texas

February 27, 2007

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the information under the captions “Election of Directors,” “Continuing Directors and Executive Officers,” “ Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance and Nominating Procedures—Committees of the Board of Directors—Audit Committee,” “Corporate Governance and Nominating Procedures—Director Nomination Process” and “Corporate Governance and Nominating Procedures—Code of Ethics” in the Company’s definitive Proxy Statement for its 2007 Annual Meeting of Shareholders (the “2007 Proxy Statement”) to be filed with the Commission pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information under the captions “Executive Compensation and Other Matters” and “Director Compensation” in the 2007 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Certain information required by this Item 12 is included under “Securities Authorized for Issuance under Equity Compensation Plans” in Part II, Item 5 of this annual report on Form 10-K. The other information required by this Item is incorporated herein by reference to the information under the caption “Beneficial Ownership of Common Stock by Management of the Company and Principal Shareholders” in the 2007 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information under the captions “Corporate Governance and Nominating Procedures—Director Independence” and “Interests of Management and Others in Certain Transactions” in the 2007 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information under the caption “Fees and Services of Independent Registered Public Accounting Firm” in the 2007 Proxy Statement.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Consolidated Financial Statements and Schedules

Reference is made to the Consolidated Financial Statements, the report thereon and the notes thereto commencing at page 65 of this Annual Report on Form 10-K. Set forth below is a list of such Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Income for the Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements

Financial Statement Schedules

All supplemental schedules are omitted as inapplicable or because the required information is included in the Consolidated Financial Statements or notes thereto.

Exhibits

Each exhibit marked with an asterisk is filed or furnished with this Annual Report on Form 10-K as noted below.

Exhibit Number(1)		Description

3.1	—	Amended and Restated Articles of Incorporation of Prosperity (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267))

3.2	—	Articles of Amendment to Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

3.3	—	Amended and Restated Bylaws of Prosperity (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 20, 2006)

4.1	—	Form of certificate representing shares of Prosperity common stock (incorporated herein by reference to Exhibit 4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267))

4.2	—	Indenture dated as of July 31, 2001 by and between Prosperity Bancshares, Inc., as Issuer, and State Street Bank and Trust Company of Connecticut, National Association, with respect to the Floating Rate Junior Subordinated Deferrable Interest Debentures of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

4.3	—	Amended and Restated Declaration of Trust of Prosperity Statutory Trust II dated as of July 31, 2001 (incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

Exhibit Number(1)		Description
4.4	—	Guarantee Agreement dated as of July 31, 2001 by and between Prosperity Bancshares, Inc. and State Street Bank and Trust Company of Connecticut, National Association (incorporated herein by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.1†	—	Prosperity Bancshares, Inc. 1995 Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267))

10.2†	—	Prosperity Bancshares, Inc. 1998 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267))

10.3†	—	Prosperity Bancshares, Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4 (Registration No. 333-121767))
10.4†	—	Amended and Restated Employment Agreement by and between Prosperity Bank and David Zalman (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 24, 2005)

10.5†	—	Amended and Restated Employment Agreement by and between Prosperity Bank and H. E. Timanus, Jr. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 24, 2005)

10.6†	—	Employment Agreement, dated as of August 10, 2006, by and among Prosperity Bancshares, Inc., Prosperity Bank and James D. Rollins III (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 15, 2006)

10.7†	—	Employment Agreement, dated as of August 10, 2006, by and among Prosperity Bancshares, Inc., Prosperity Bank and David Hollaway (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 15, 2006)

10.8†	—	Non-Competition, Non-Solicitation and Confidentiality Agreement, dated as of January 31, 2007, by and between L. Don Stricklin, Texas United and Prosperity (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 2, 2007)

10.9†	—	First Amendment to Employment and Non-Competition Agreement, dated as of September 19, 2006, by and between Prosperity Bank and Peter E. Fisher (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 21, 2006)

10.10†	—	Employment and Non-Competition Agreement, dated as of September 1, 2002, by and between Prosperity Bank and Peter E. Fisher (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 21, 2006)

10.11†	—	Termination Agreement dated as of December 8, 2005 by and among Prosperity Bancshares, Inc., Prosperity Bank and D. Michael Hunter (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 9, 2005)

10.12†	—	Non-Competition Agreement dated as of December 8, 2005 by and among Prosperity Bancshares, Inc., Prosperity Bank and D. Michael Hunter (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 9, 2005)

10.13†	—	Paradigm Bancorporation, Inc. 1999 Stock Incentive Plan (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-100815))

10.14†	—	MainBancorp, Inc. 1996 Employee Stock Option Plan (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-110755))

10.15†	—	Form of MainBancorp, Inc. Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-110755))

Exhibit Number(1)			Description

10.16†		—	First Capital Bankers, Inc. 1996 Executive Stock Option Plan (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.17†		—	First Capital Bankers, Inc. Amended and Restated 1998 Stock Option Plan (incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.18†		—	SNB Bancshares, Inc. 2002 Stock Option Plan, as amended and restated (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-133214))

10.19†		—	Texas United Bancshares, Inc. 1998 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-140425))

10.20†		—	Texas United Bancshares, Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-140425))

10.21†		—	1998 Incentive Stock Option Plan for Gateway Holding Company, Inc. (incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (Registration No. 333-140425))

10.22†		—	Stock Option Agreement dated July 1, 1998 by and between Texas United Bancshares, Inc. and L. Steve Stapp (incorporated herein by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (Registration No. 333-140425))

21.1	*	—	Subsidiaries of Prosperity Bancshares, Inc.

23.1	*	—	Consent of Deloitte & Touche LLP

31.1	*	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	*	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	**	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract or compensatory plan or arrangement.
*	Filed with this Annual Report on Form 10-K.
**	Furnished with this Annual Report on Form 10-K.
(1)	The Company has other long-term debt agreements that meet the exclusion set forth in Section 601(b)(4)(iii)(A) of Regulation S-K. The Company hereby agrees to furnish a copy of such agreements to the Commission upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Prosperity Bancshares, Inc., has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 1, 2007

PROSPERITY BANCSHARES, INC.®

By:	/s/ DAVID ZALMAN
David Zalman Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature	Positions	Date

/s/ DAVID ZALMAN David Zalman	Chairman of the Board and Chief Executive Officer (principal executive officer); Director	March 1, 2007

/s/ DAVID HOLLAWAY David Hollaway	Chief Financial Officer (principal financial officer and principal accounting officer)	March 1, 2007

/s/ JAMES A. BOULIGNY James A. Bouligny	Director	March 1, 2007

/s/ CHARLES A. DAVIS, JR. Charles A. Davis, Jr.	Director	March 1, 2007

/s/ WILLIAM H. FAGAN, M.D. William Fagan, M.D.	Director	March 1, 2007

/s/ NED S. HOLMES Ned S. Holmes	Director	March 1, 2007

/s/ D. MICHAEL HUNTER D. Michael Hunter	Director	March 1, 2007

/s/ S. REED MORIAN S. Reed Morian	Director	March 1, 2007

/s/ PERRY MUELLER, JR., D.D.S. Perry Mueller, Jr., D.D.S.	Director	March 1, 2007

/s/ JAMES D. ROLLINS, III James D. Rollins, III	Director	March 1, 2007

Signature	Positions	Date

/s/ TRACY T. RUDOLPH Tracy T. Rudolph	Director	March 1, 2007

/s/ HARRISON STAFFORD II Harrison Stafford II	Director	March 1, 2007

/s/ ROBERT STEELHAMMER Robert Steelhammer	Director	March 1, 2007

/s/ L. DON STRICKLIN L. Don Stricklin	Director	March 1, 2007

/s/ H.E. TIMANUS, JR. H.E. Timanus, Jr.	Director	March 1, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Prosperity Bancshares, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheets of Prosperity Bancshares Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Prosperity Bancshares, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United State of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Houston, Texas

February 27, 2007

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(Dollars in thousands)
ASSETS
Cash and due from banks	$116,078	$91,518
Federal funds sold	153,643	5,846

Total cash and cash equivalents	269,721	97,364
Interest bearing deposits in financial institutions	397	297
Available for sale securities, at fair value	434,331	410,361
Held to maturity securities, at cost	1,155,972	1,162,241
Loans held for investment	2,176,507	1,542,125
Less allowance for credit losses	(23,990)	(17,203)

Loans, net	2,152,517	1,524,922
Accrued interest receivable	20,364	16,105
Goodwill	424,339	261,964
Core deposit intangibles, net of accumulated amortization of $11.6 million and $6.7 million, respectively	23,032	22,461
Bank premises and equipment, net	63,057	49,244
Other real estate owned	140	239
Bank Owned Life Insurance (BOLI), net	14,176	13,676
Leased assets	3,709	4,464
Other assets	25,014	22,644

TOTAL ASSETS	$4,586,769	$3,585,982

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$835,876	$674,407
Interest-bearing	2,889,802	2,245,911

Total deposits	3,725,678	2,920,318
Other borrowings	26,408	55,404
Securities sold under repurchase agreements	47,225	46,985
Accrued interest payable	8,451	6,546
Other liabilities	14,077	16,237
Junior subordinated debentures	100,519	75,775

Total liabilities	3,922,358	3,121,265

SHAREHOLDERS EQUITY:
Preferred stock, $1 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $1 par value; 200,000,000 shares authorized; 32,829,873 and 27,857,887 shares issued at December 31, 2006 and 2005, respectively; 32,792,785 and 27,820,799 shares outstanding at December 31, 2006 and 2005, respectively	32,830	27,858
Capital surplus	425,557	280,525
Retained earnings	209,581	160,883
Accumulated other comprehensive loss—net unrealized loss on available for sale securities, net of tax benefit of $1,588 and $2,122, respectively	(2,950)	(3,942)
Less treasury stock, at cost, 37,088 shares	(607)	(607)

Total shareholders’ equity	664,411	464,717

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,586,769	$3,585,982

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$157,426	$99,958	$55,779
Securities:
Taxable	69,896	59,066	52,771
Nontaxable	1,821	1,286	1,461
70% nontaxable preferred dividends	915	514	1,009
Federal funds sold	1,667	1,292	556
Deposits in financial institutions	14	7	180

Total interest income	231,739	162,123	111,756

INTEREST EXPENSE:
Deposits	80,942	43,643	24,586
Junior subordinated debentures	7,592	4,895	4,046
Securities sold under repurchase agreements	1,820	768	232
Other borrowings	3,240	1,920	925

Total interest expense	93,594	51,226	29,789

NET INTEREST INCOME	138,145	110,897	81,967
PROVISION FOR CREDIT LOSSES	504	480	880

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	137,641	110,417	81,087

NONINTEREST INCOME:
Service charges on deposit accounts	27,379	24,985	20,215
(Loss) gain on sale of securities, net	0	(79)	78
Other	6,603	5,115	2,778

Total noninterest income	33,982	30,021	23,071

NONINTEREST EXPENSE:
Salaries and employee benefits	41,298	36,672	27,861
Net occupancy expense	7,884	6,663	4,814
Data processing	3,612	2,837	2,036
Core deposit intangibles amortization	4,869	3,912	1,781
Depreciation expense	5,048	4,462	2,843
Other	14,958	14,411	12,372

Total noninterest expense	77,669	68,957	51,707

INCOME BEFORE INCOME TAXES	93,954	71,481	52,451
PROVISION FOR INCOME TAXES	32,229	23,621	17,744

NET INCOME	$61,725	$47,860	$34,707

EARNINGS PER SHARE:
Basic	$1.96	$1.79	$1.61

Diluted	$1.94	$1.77	$1.59

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
	(Dollars in thousands, except share data)
BALANCE AT JANUARY 1, 2004	20,966,706	20,967	102,594	94,610	2,024	(607)	219,588
Comprehensive income:
Net income				34,707			34,707
Net change in unrealized loss on available for sale securities					(5,123)		(5,123)

Total comprehensive income							29,584

Issuance of common stock in connection with the exercise of stock options	206,231	206	840				1,046
Common stock issued in connection with the Liberty acquisition	1,245,191	1,245	30,713				31,958
Stock option compensation expense			141				141
Cash dividends declared, $0.31 per share				(6,670)			(6,670)

BALANCE AT DECEMBER 31, 2004	22,418,128	22,418	134,288	122,647	(3,099)	(607)	275,647
Comprehensive Income:
Net income				47,860			47,860
Net change in unrealized loss on available for sale securities					(894)		(894)
Add: Reclassification adjustment for net losses included in net income, net of tax benefit of $28					51		51

Total comprehensive income							47,017

Issuance of common stock in connection with the exercise of stock options & restricted stock awards	128,015	128	1,089				1,217
Common stock issued in connection with the First Capital acquisition	5,078,856	5,079	137,439				142,518
Common stock issued in connection with the Grapeland acquisition	232,888	233	6,894				7,127
Stock option compensation expense			619				619
Cash dividends declared, $0.35 per share				(9,624)			(9,624)
Other			196				196

BALANCE AT DECEMBER 31, 2005	27,857,887	$27,858	$280,525	$160,883	$(3,942)	$(607)	$464,717
Net income				61,725			61,725
Net change in unrealized loss on available for sale securities					992		992

Total comprehensive income							62,717

Issuance of common stock in connection with the exercise of stock options & restricted stock awards	523,761	524	7,268				7,792
Common stock issued in connection with the SNB acquisition	4,448,225	4,448	136,914				141,362
Stock option compensation expense			850				850
Cash dividends declared, $0.41 per share				(13,027)			(13,027)

BALANCE AT DECEMBER 31, 2006	32,829,873	$32,830	$425,557	$209,581	$(2,950)	$(607)	$664,411

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$61,725	$47,860	$34,707
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,917	8,374	5,122
Provision for credit losses	504	480	880
Net amortization of premium on investments	(736)	2,781	4,869
Gain on sale of premises, equipment and other real estate	(622)	(72)	(389)
Gain on held for sale loans	—	(173)	—
Loss on sale of securities	—	79	—
Funding of held for sale loans	—	(14,540)	—
Proceeds from sale of held for sale loans	—	14,717	—
Stock based compensation expense	850	751	141
(Increase) decrease in accrued interest receivable and other assets	(3,041)	5,891	(4,056)
Increase (decrease) in accrued interest payable and other liabilities	6,637	(446)	7,649

Net cash provided by operating activities	75,234	65,702	48,923

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of held to maturity securities	297,721	263,966	257,501
Purchase of held to maturity securities	(79,638)	(254,476)	(270,855)
Proceeds from maturities and principal paydowns of available for sale securities	1,724,786	81,916	67,201
Proceeds from the sales of available for sale securities	7,193	—	20,000
Purchase of available for sale securities	(1,739,992)	(224,203)	(299)
Net (increase) decrease in loans	(36,946)	2,279	(68,254)
Purchase of bank premises and equipment	(4,430)	(1,745)	(895)
Proceeds from sale of bank premises, equipment and other real estate	3,499	2,428	3,297
Purchase of SNB Bancshares, Inc.	(93,861)	—	—
Cash and cash equivalents acquired in the purchase of SNB Bancshares, Inc.	18,020	—	—
Purchase of First Capital Bankers, Inc	—	(2,182)	—
Cash and cash equivalents acquired in the purchase of First Capital Bankers, Inc.	—	58,972	—
Purchase of Grapeland Bancshares, Inc.	(77)	(163)	—
Cash and cash equivalents acquired in the purchase of Grapeland Bancshares, Inc.	—	4,525	—
Purchase of Liberty Bancshares, Inc. and Village Bank & Trust, ssb	—	—	(28,282)
Cash and cash equivalents acquired in the purchase of Liberty Bancshares, Inc. and Village Bank & Trust, ssb	—	—	62,719
Net (increase) decrease in interest-bearing deposits in financial institutions	(100)	(1)	762

Net cash provided by (used in) investing activities	96,175	(68,684)	42,895

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits	$31,652	$60,252	$(9,892)
Net increase (decrease) in interest-bearing deposits	29,787	(122,734)	(14,727)
(Repayments) proceeds of other borrowings and securities sold under repurchase agreements (net)	(49,256)	33,457	4,622
Redemption of junior subordinated debentures issued to Paradigm Capital Trust II and Prosperity Capital Trust I, respectively	(6,000)	—	(12,000)
Proceeds from stock option exercises	7,792	1,085	1,046
Payments of cash dividends	(13,027)	(9,624)	(6,670)

Net cash provided by (used in) financing activities	948	(37,564)	(37,621)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$172,357	$(40,546)	$54,197
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	97,364	137,910	83,713

CASH AND CASH EQUIVALENTS, END OF PERIOD	$269,721	$97,364	$137,910

NONCASH ACTIVITIES:
Stock issued in connection with the SNB Bancshares, Inc. acquisition	141,362	—	—
Stock issued in connection with the First Capital Bankers, Inc. acquisition	—	142,518	—
Stock issued in connection with the Grapeland Bancshares, Inc. acquisition	—	7,127	—
Stock issued in connection with the Liberty Bancshares, Inc. acquisition	—	—	31,958

SUPPLEMENTAL INFORMATION:
Income taxes paid	$20,650	$21,350	$19,464

Interest paid	$91,689	$47,782	$29,368

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

The Bank operates eighty-eight (88) full-service banking locations in the state of Texas; with thirty-eight (38) in the Greater Houston Consolidated Metropolitan Statistical Area (“CMSA”), seventeen (17) in fifteen contiguous counties situated south and southwest of Houston and extending into South Texas, eleven (11) in the Dallas/Fort Worth area, five (5) in the Austin area, fifteen (15) in the Corpus Christi area and two (2) in the East Texas area with locations in:

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Statement of Financial Accounting Standards (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosure applies to all impaired loans, with the exception of groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. A loan is defined as impaired by SFAS No. 114 if, based on current information and events, it is probable that a creditor will be unable to collect all amounts due, both interest and principal, according to the contractual terms of the loan agreement. Specifically, SFAS No. 114 requires that the allowance for credit losses related to impaired loans be determined based on the difference of carrying value of loans and the present value of expected cash flows discounted at the loan’s effective interest

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

rate or, as a practical expedient, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. At December 31, 2006, the Company had $181,000 in nonaccrual loans, $767,000 in 90 days or more past due loans and no restructured loans. At December 31, 2005, the Company had $355,000 in nonaccrual loans, $788,000 in 90 days or more past due loans and no restructured loans.

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

Deferred tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.

Stock-Based Compensation—As of December 31, 2006, the Company had three stock-based employee compensation plans. Prior to 2003, the Company accounted for awards granted under stock-based compensation plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost was reflected in previously reported results, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, as provided by SFAS No. 148 for stock-based employee compensation. On January 1, 2006, the Company adopted FASB Statement No. 123(R) (see Note 14).

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

The following table illustrates the computation of basic and diluted earnings per share:

	December 31,
	2006		2005		2004
	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(In thousands, except per share data)
Net income	$61,725		$47,860		$34,707
Basic:
Weighted average shares outstanding	31,491	$1.96	26,706	$1.79	21,534	$1.61

Diluted:
Weighted average shares outstanding	31,491		26,706		21,534
Effect of dilutive securities— options	402		318		270

Total	31,893	$1.94	27,024	$1.77	21,804	$1.59

The incremental shares for the assumed exercise of the outstanding options were determined by application of the treasury stock method. There were no stock options exercisable at December 31, 2006, 2005 and 2004 that would have had an anti-dilutive effect on the above computation.

New Accounting Standards—

Statements of Financial Accounting Standards

SFAS No. 123(R), “Share-Based Payment (Revised 2004).” SFAS 123(R) establishes standards for the accounting for transactions in which an entity (i) exchanges its equity instruments for goods or services, or (ii) incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of the equity instruments. SFAS 123(R) eliminates the ability to account for stock-based compensation using Accounting Pronouncements Board (“APB”) 25 and requires that such transactions be recognized as compensation cost in the income statement based on their fair values on the date of the grant. SFAS 123(R) applies to new awards, modified awards and to awards cancelled after January 1, 2006. SFAS 123(R) was effective on January 1, 2006 and its adoption did not have a material impact on the Company’s financial statements. The Company had previously adopted SFAS No. 123 on January 1, 2003. The Company recorded $850,000, $751,000 and $141,000 in stock-based compensation expense for the years ended December 31, 2006, 2005 and 2004, respectively.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS No. 154, “Accounting Changes and Error Corrections, a Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS 154 establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to a newly adopted accounting principle. Previously, most changes in accounting principle were recognized by including the cumulative effect of changing to the new accounting principle in net income of the period of the change. SFAS 154 also carries forward without change the guidance contained in APB Opinion 20, for reporting the correction of an error in previously issued financial statements and for a change in an accounting estimate. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company’s adoption of SFAS 154 did not significantly impact its financial statements upon its adoption on January 1, 2006.

SFAS No. 157, “Fair Value Measurement”. In 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 157 (SFAS 157). SFAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is not expected to have a significant impact on the Company’s financial statements.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115”. In 2007, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 159 (SFAS 159). The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. A not-for-profit organization shall report unrealized gains and losses in its statement of activities or similar statement. The fair value option: (i) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method (ii) is irrevocable (unless a new election date occurs) (iii) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and is not expected to have a significant impact on the Company’s financial statements.

Financial Accounting Standards Board Staff Positions and Interpretations

FASB Staff Position (FSP) No. 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” FSP 115-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. If, after consideration of all available evidence to evaluate the realizable value of its investment, impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. FSP 115-1 nullifies certain provisions of Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” while retaining the disclosure requirements of EITF 03-1 which were adopted in 2003. FSP 115-1 was effective for reporting periods beginning after December 15, 2005. The Company’s adoption of FSP 115-1 on January 1, 2006 did not significantly impact its financial statements.

In June 2006, the FASB issued FASB Interpretation No. 48 (FIN 48) Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 (FAS 109),

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Accounting for Income Taxes. FIN 48 clarifies the application of FAS 109 by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements. Additionally, FIN 48 provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company’s adoption of FIN 48 is not expected to have a material impact on its financial statements.

2. ACQUISITIONS

Acquisitions are an integral part of the Company’s growth strategy. All acquisitions were accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of the acquired entities were recorded at their fair values at the acquisition date. The excess of the purchase price over the estimated fair value of the net assets for each acquisition was recorded as goodwill, none of which was deductible for tax purposes. The identified core deposit intangibles for each acquisition are being amortized using an accelerated amortization method over an 8 year life. The results of operations for each acquisition have been included in the Company’s consolidated financial results beginning on the respective acquisition date. The following acquisitions were completed on the dates indicated:

On April 1, 2006, the Company completed its acquisition of SNB Bancshares, Inc., Sugar Land, Texas (“SNB”). Under the terms of the agreement, SNB merged into the Company and subsequently, SNB’s wholly owned subsidiary, Southern National Bank of Texas, merged into the Bank. The Company issued approximately 4.448 million shares of its common stock and paid $93.3 million in cash for all of the issued and outstanding capital stock of SNB. In addition, options to acquire 761,950 shares of SNB common stock were converted into options to acquire 467,578 shares of Company common stock. All remaining options to acquire SNB common stock were cancelled and redeemed for cash prior to the merger. In connection with the merger, the Company assumed $30.9 million in junior subordinated debentures issued to three subsidiary trusts. SNB was publicly traded and operated five (5) banking offices in Fort Bend County, Houston and Katy, Texas and two (2) stand alone motor banks in Houston, Texas. At the time of acquisition, SNB had an additional banking office under construction in Katy, Texas, which became a full-service banking center of the Company upon completion in July 2006. As of December 31, 2005, SNB had, on a consolidated basis, total assets of $1.025 billion, loans (including loans held for sale) of $652.8 million, deposits of $892.0 million and shareholders’ equity of $82.5 million.

The table below summarizes select pro forma data for the combined company for the periods indicated assuming the SNB merger was effective on January 1 of the indicated periods. The information in the table below also gives effect to the Company’s acquisition of First Capital on March 1, 2005 and Grapeland on December 1, 2005.

	For the twelve months ended December 31,
	2006	2005
	(In thousands)
	(unaudited)
Net interest income	$146,224	$127,420
Net income	$63,870	$59,175
Earnings per share (diluted)	$1.94	$1.82
Weighted average diluted shares	33,002	32,521

The pro forma results are not necessarily indicative of what actually would have occurred if the SNB merger had occurred on January 1 of each indicated period, or of any future consolidated results.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the purchase, the Company recorded a premium of $166.7 million, of which $5.7 million was identified as core deposit intangibles. The remaining $161.0 million of the premium was recorded as goodwill.

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles for fiscal 2006 and 2005 were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)
Balance as of December 31, 2004	$153,180	$11,492
Less:
Amortization	—	(3,912)
Add:
Acquisition of Grapeland Bancshares	3,923	1,488
Acquisition of First Capital Bankers	103,184	13,393
Acquisition of Liberty Bancshares	1,160	—
Acquisition of Village Bank & Trust, ssb	9	—
Purchase accounting adjustments to prior year acquisitions (deferred tax adjustments)	508	—

Balance as of December 31, 2005	$261,964	$22,461

Less:
Amortization	—	(4,869)
Add:
Acquisition of Grapeland Bancshares	667	(294)
Acquisition of First Capital Bankers	371	—
Acquisition of SNB Bancshares	160,921	5,734
Purchase accounting adjustments to prior year acquisitions (deferred tax adjustments)	416	—

Balance as of December 31, 2006	$424,339	$23,032

Gross core deposit intangibles outstanding were $34.6 million at December 31, 2006 and $29.2 million at December 31, 2005. Purchase accounting adjustments to prior year acquisitions were made to adjust deferred tax asset and liability balances. Goodwill is recorded on the acquisition date of each entity. The Company may record subsequent adjustments to goodwill for amounts undeterminable at acquisition date, such as deferred taxes, and therefore the goodwill amounts reflected in the table above may change accordingly.

Core deposit intangibles are amortized on an accelerated basis over their estimated lives which is 8 years. Amortization expense related to intangible assets totaled $4.9 million in 2006, $3.9 million in 2005 and $1.8 million in 2004. The estimated aggregate future amortization expense for intangible assets remaining as of December 31, 2006 is as follows (dollars in thousands):

2007	$4,770
2008	4,424
2009	4,078
2010	3,632
2011	2,988
Thereafter	3,140

Total	$23,032

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. CASH AND DUE FROM BANKS

The Bank is required by the Federal Reserve Bank to maintain average reserve balances. “Cash and due from banks” in the consolidated balance sheets includes amounts so restricted of $19.1 million and $34.5 million at December 31, 2006 and 2005, respectively.

5. SECURITIES

The amortized cost and fair value of investment securities are as follows:

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
	(Dollars in thousands)
Available for Sale
U.S. Treasury securities and obligations of U.S. government agencies	$290,629	$—	$794	$289,835	$289,835
70% non-taxable preferred stock	24,000	—	3,795	20,205	20,205
States and political subdivisions	14,098	604	—	14,702	14,702
Collateralized mortgage obligations	5,352	12	36	5,328	5,328
Mortgage-backed securities	90,986	172	729	90,429	90,429
Qualified Zone Academy Bond	8,000	—	—	8,000	8,000
Other securities	5,804	28	—	5,832	5,832

Total	$438,869	$816	$5,354	$434,331	$434,331

Held to Maturity
U.S. Treasury securities and obligations of U.S. government agencies	$111,699	$405	$588	$111,516	$111,699
States and political subdivisions	30,280	255	53	30,482	30,280
Corporate debt securities	4,507	6	10	4,503	4,507
Collateralized mortgage obligations	271,277	337	5,260	266,354	271,277
Mortgage-backed securities	738,209	616	20,584	718,241	738,209

Total	$1,155,972	$1,619	$26,495	$1,131,096	$1,155,972

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
	(Dollars in thousands)
Available for Sale
U.S. Treasury securities and obligations of U.S. government agencies	$231,399	$430	$1,752	$230,077	$230,077
70% non-taxable preferred stock	24,000	—	5,334	18,666	18,666
States and political subdivisions	14,102	1,005	—	15,107	15,107
Collateralized mortgage obligations	8,096	45	34	8,107	8,107
Mortgage-backed securities	130,014	277	701	129,590	129,590
Qualified Zone Academy Bond	8,000	—	—	8,000	8,000
Equity securities	814	—	—	814	814

Total	$416,425	$1,757	$7,821	$410,361	$410,361

Held to Maturity
U.S. Treasury securities and obligations of U.S. government agencies	$64,950	$409	$564	$64,795	$64,950
States and political subdivisions	17,148	173	31	17,290	17,148
Corporate debt securities	8,550	108	3	8,655	8,550
Collateralized mortgage obligations	214,519	313	5,805	209,027	214,519
Mortgage-backed securities	857,074	721	21,868	835,927	857,074

Total	$1,162,241	$1,724	$28,271	$1,135,694	$1,162,241

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

Management has the ability and intent to hold its securities until they mature, at which time the Company will receive full value for the securities. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the investments approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities in an unrealized loss position at December 31, 2006 are impaired due to reasons of credit quality. Accordingly, as of December 31, 2006, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s consolidated statements of income.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Securities with unrealized losses segregated by length of time such securities have been in a continuous loss position at December 31, 2006 were as follows:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
U.S. Treasury securities and obligations of U.S. government agencies	$147,810	$311	$142,026	$483	$289,836	$794
70% non-taxable preferred stock	—	—	20,205	3,795	20,205	3,795
Collateralized mortgage obligations	48	1	2,024	35	2,072	36
Mortgage-backed securities	14,277	69	48,376	660	62,653	729

Total	$162,135	$381	$212,631	$4,973	$374,766	$5,354

Held to Maturity
U.S. Treasury securities and obligations of U.S. government agencies	$27,635	$156	$24,568	$432	$52,203	$588
States and political subdivisions	3,891	22	2,234	31	6,125	53
Corporate debt securities	1,490	10	—	—	1,490	10
Collateralized mortgage obligations	31,712	166	154,663	5,094	186,375	5,260
Mortgage-backed securities	38,236	203	600,635	20,381	638,871	20,584

Total	$102,964	$557	$782,100	$25,938	$885,064	$26,495

At December 31, 2006, there were approximately 292 securities in an unrealized loss position for more than 12 months.

The amortized cost and fair value of investment securities at December 31, 2006, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	December 31, 2006
	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$10,748	$10,777	$207,372	$206,716
Due after one year through five years	89,707	89,477	95,875	95,741
Due after five years through ten years	3,693	3,702	7,384	7,645
Due after ten years	42,338	42,517	31,901	28,472

Subtotal	146,486	146,473	342,532	338,574
Mortgage-backed securities and collateralized mortgage obligations	1,009,486	984,623	96,337	95,757

Total	$1,155,972	$1,131,096	$438,869	$434,331

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gross proceeds from the sale of securities classified as available for sale were approximately $6.2 million for the year ended December 31, 2006. The one sale occurred in conjunction with the SNB acquisition and did not result in a gain or loss. Any difference in sales price compared to market price was booked as a purchase accounting adjustment. Gross proceeds from the sale of securities classified as available for sale was approximately $3.2 million for the year ended December 31, 2005 and resulted in a loss of $79,000 for the same period.

At December 31, 2006 and 2005, the Company did not own securities of any one issuer (other than the U.S. government and its agencies) for which aggregate adjusted cost exceeded 10% of the consolidated shareholders’ equity at such respective dates.

Securities with an amortized cost of $1.34 billion and $842.3 million and a fair value of $1.32 billion and $823.3 million at December 31, 2006 and 2005, respectively, were pledged to collateralize public deposits and for other purposes required or permitted by law.

6. LOANS

The loan portfolio consists of various types of loans made principally to borrowers located in South and Southeast Texas, the Houston CMSA, Austin, Corpus Christi and Dallas and is classified by major type as follows:

	December 31,
	2006	2005
	(Dollars in thousands)
Commercial and industrial	$280,957	$222,773
Real estate:
Construction and land development	433,178	206,653
1-4 family residential	376,996	313,184
Home equity	63,427	58,729
Commercial mortgages	803,145	566,356
Farmland	30,925	30,920
Multi-family residential	77,980	32,039
Agriculture	26,504	25,429
Consumer	66,675	65,185
Other	16,720	20,859

Total	2,176,507	1,542,127
Less unearned discount	—	2

Total	$2,176,507	$1,542,125

The Company had $1.1 million in nonperforming assets at December 31, 2006 compared with $1.4 million at December 31, 2005. Interest foregone on nonaccrual loans for the years ended December 31, 2006, 2005 and 2004 was $30,000, $35,000 and $54,000, respectively.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The contractual maturity ranges of the commercial and industrial, construction and land development, 1-4 family residential, home equity, and commercial mortgage portfolios and the amount of such loans with predetermined interest rates and floating rates in each maturity range are summarized in the following table:

	December 31, 2006
	One Year or Less	After One Through Five Years	After Five Years	Total
	(Dollars in thousands)
1-4 family residential and home equity	$13,967	$54,686	$371,770	$440,423
Commercial and industrial	131,820	112,830	36,307	280,957
Commercial mortgages	50,791	247,230	505,124	803,145
Construction and land development	198,390	96,680	138,108	433,178

Total	$394,968	$511,426	$1,051,309	$1,957,703

Loans with a predetermined interest rate.	$100,417	$275,222	$398,438	$774,077
Loans with a floating interest rate.	294,551	236,204	652,871	1,183,626

Total	$394,968	$511,426	$1,051,309	$1,957,703

As of December 31, 2006 and 2005, loans outstanding to directors, officers and their affiliates totaled $7.2 million and $7.6 million, respectively. In the opinion of management, all transactions entered into between the Company and such related parties have been, and are, in the ordinary course of business, made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related-party loans is as follows:

	Year Ended December 31,
	2006	2005
	(Dollars in thousands)
Beginning balance	$7,620	$7,346
New loans and reclassified related loans	2,757	4,045
Repayments	(3,164)	(3,771)

Ending balance	$7,213	$7,620

7. ALLOWANCE FOR CREDIT LOSSES

An analysis of activity in the allowance for credit losses is as follows:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Balance at beginning of year.	$17,203	$13,105	$10,345
Balance acquired in the SNB acquisition	7,054	—	—
Balance acquired in the First Capital and Grapeland acquisitions	—	4,028	—
Balance acquired in the Liberty and Village acquisitions	—	—	2,365
Addition—provision charged to operations	504	480	880
(Charge-offs) and recoveries:
Loans charged off	(1,177)	(892)	(950)
Loan recoveries	406	482	465

Net charge-offs	(771)	(410)	(485)

Balance at end of year.	$23,990	$17,203	$13,105

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	Year Ended December 31,
	2006	2005
	(Dollars in thousands)
Land	$20,298	$12,969
Buildings	46,585	39,110
Furniture, fixtures and equipment	15,432	13,993
Construction in progress	1,395	740

Total	83,710	66,812
Less accumulated depreciation	(20,653)	(17,568)

Premises and equipment, net	$63,057	$49,244

Depreciation expense was $5.0 million, $4.5 million and $2.8 million for the years ended December 31, 2006, 2005 and 2004 respectively.

9. DEPOSITS

Included in interest-bearing deposits are certificates of deposit in amounts of $100,000 or more. These certificates and their remaining maturities at December 31, 2006 were as follows:

December 31, 2006
(Dollars in thousands)
Three months or less	$198,330
Greater than three through six months	132,795
Greater than six through twelve months	142,893
Thereafter	100,275

Total	$574,293

Interest expense for certificates of deposit in excess of $100,000 was $24.1 million, $14.2 million and $8.5 million, for the years ended December 31, 2006, 2005 and 2004, respectively.

The Company has no brokered deposits and there are no major concentrations of deposits with any one depositor.

10. BORROWINGS

Other borrowings—The Company utilizes borrowings to supplement deposits to fund its lending and investment activities. Borrowings consist of funds from the Federal Home Loan Bank (“FHLB”) and correspondent banks. FHLB advances are considered short-term, overnight borrowings. At December 31, 2006, the Company had $26.4 million in FHLB borrowings all of which consisted of long-term FHLB notes payable compared with $55.4 million in FHLB borrowings at December 31, 2005 of which $38.4 million were long-term FHLB notes payable and $17.0 million were FHLB advances. The $29.0 million decrease was primarily attributable to the payoff of the FHLB advances of $17.0 million and normal pay downs on the remaining notes. The weighted average interest rate paid on the FHLB advances at period end was 5.4%. The maturity dates on the

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FHLB notes payable range from the years 2007 to 2028 and have interest rates ranging from 3.32% to 6.48%. The highest outstanding balance of FHLB advances during 2006 was $116.0 million compared with $39.0 million during 2005. The Company had no federal funds purchased at December 31, 2006 or 2005.

Securities sold under repurchase agreements—At December 31, 2006, the Company had $47.2 million in securities sold under repurchase agreements compared with $47.0 million at December 31, 2005, an increase of $240,000 or 0.5%.

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

The following is a summary of the contract or notional amount of the various financial instruments entered into by the Company:

	December 31,
	2006	2005
	(Dollars in thousands)
Commitments to extend credit	$509,776	$335,291
Standby letters of credit	9,696	7,434

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts disclosed above do not necessarily represent future cash funding requirements. At December 31, 2006, $59.7 million of commitments to extend credit have fixed rates ranging from 3.15% to 18.00%.

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

13. INCOME TAXES

The components of the provision for federal income taxes are as follows:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Current	$26,695	$17,566	$16,211
Deferred.	5,534	6,055	1,533

Total	$32,229	$23,621	$17,744

The provision for federal income taxes differs from the amount computed by applying the federal income tax statutory rate on income as follows:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Taxes calculated at statutory rate	$32,884	$25,018	$18,358
Increase (decrease) resulting from:
Tax-exempt interest	(773)	(538)	(612)
Qualified Zone Academy Bond credit	(373)	(373)	(373)
Dividends received deduction	(175)	(126)	(286)
BOLI income	(175)	(139)	—
Qualified stock options	251	—	—
Amortization of CDI and goodwill	—	—	623
Other, net	590	(221)	34

Total	$32,229	$23,621	$17,744

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets and liabilities are as follows:

	December 31,
	2006	2005
	(Dollars in thousands)
Deferred tax assets:
Allowance for credit losses	$8,376	$5,917
Accrued liabilities	642	659
Unrealized loss on available for sale securities	1,588	2,165
Loss carry forwards (expire 2022)	3,743	553
Credit carry forwards (expire 2021)	739	1,402
Other	53	128

Total deferred tax assets	15,141	10,824

Deferred tax liabilities:
Accretion on investments	$(563)	$(1,134)
Goodwill and core deposit intangibles	(9,565)	(8,550)
Bank premises and equipment	(573)	(1,792)
Basis difference in loans	(60)	(219)
Investments in partnerships	(2,048)	(2,033)
Prepaid expenses	(514)	(389)
FHLB dividends	(185)	(580)

Total deferred tax liabilities.	(13,508)	(14,697)

Net deferred tax assets (liabilities)	$1,633	$(3,873)

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and estimates of future taxable income over the periods for which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at December 31, 2006. The change in the Company’s deferred tax assets and liabilities include purchase accounting adjustments.

14. STOCK INCENTIVE PROGRAMS

At December 31, 2006, the Company had three stock-based employee compensation plans and four stock option plans assumed in connection with acquisitions under which no additional options will be granted. Prior to 2003, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stack-Based Compensation, as provided by SFAS No. 148 for stock-based employee compensation. The Company adopted SFAS 123(R) on January 1, 2006. The Company recognized $850,000 and $751,000 in stock-based compensation expense for the year ended December 31, 2006 and 2005, respectively. There was approximately $47,000 and $46,000 of income tax benefit recorded for the stock-based compensation expense for the same periods.

During 1995, the Company’s Board of Directors approved a stock option plan (the “1995 Plan”) for executive officers and key associates to purchase common stock of Bancshares. A total of 675,000 options have

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

been granted under the 1995 plan as of December 31, 2006. The maximum number of shares reserved for issuance pursuant to options granted under the 1995 Plan was 680,000 (after two-for-one and four-for-one stock splits). Options to acquire a total of 39,000 shares of common stock of Bancshares were outstanding at December 31, 2006, of which none were exercisable. The 1995 Plan expired on July 31, 2005 and therefore no additional options may be issued from the 1995 Plan.

During 1998, the Company’s Board of Directors and shareholders approved the Prosperity Bancshares, Inc. 1998 Stock Incentive Plan (the “1998 Plan”) which authorizes the issuance of up to 920,000 (after two-for-one stock split) shares of the common stock of Bancshares under both “non-qualified” and “incentive” stock options to employees and “non-qualified” stock options to directors who are not employees. The 1998 Plan also provides for the granting of restricted stock awards, stock appreciation rights, phantom stock awards and performance awards on substantially similar terms. A total of 867,100 options have been granted under the 1998 Plan as of December 31, 2006. Options to purchase a total of 774,400 shares of common stock of Bancshares were outstanding at December 31, 2006, of which 116,650 shares were exercisable.

In December 2004, the Company’s Board of Directors established the Prosperity Bancshares, Inc. 2004 Stock Incentive Plan (the “2004 Plan”), which was approved by the Company’s shareholders on February 23, 2005. The 2004 Plan authorizes the issuance of up to 1,250,000 shares of Common Stock upon the exercise of options granted under the 2004 Plan or upon the grant or exercise, as the case may be, of other awards granted under the 2004 Plan. The 2004 Plan provides for the granting of incentive and nonqualified stock options to employees and nonqualified stock options to directors who are not employees. The 2004 Plan also provides for the granting of shares of restricted stock, stock appreciation rights, phantom stock awards and performance awards on substantially similar terms. A total of 81,500 options and 14,917 shares of restricted stock have been granted under the 2004 Plan as of December 31, 2006. Options to purchase a total of 81,500 shares of common stock of Bancshares were outstanding at December 31, 2006, of which none were exercisable. At December 31, 2006, 10,000 shares of restricted stock were outstanding and subject to forfeiture restrictions.

On September 1, 2002, the Company acquired Paradigm Bancorporation. The options to purchase shares of Paradigm common stock outstanding at the effective time of the transaction were converted into options to purchase a total of 34,673 shares of Bancshares Common Stock at exercise prices ranging from $8.28 to $11.50 per share. The converted options are governed by the original plan under which they were issued. A total of 4,240 options were outstanding at December 31, 2006.

On November 1, 2003, the Company acquired MainBancorp, Inc. A portion of the options to purchase shares of MainBancorp common stock outstanding at the effective time of the transaction were converted at the option of the holder into options to purchase a total of 100,851 shares of Bancshares Common Stock at exercise prices ranging from $8.03 to $16.26 per share. The converted options are governed by the original plan under which they were issued. A total of 31,127 options were outstanding at December 31, 2006.

On August 1, 2004, the Company acquired Liberty Bancshares, Inc. A portion of the options to purchase shares of Liberty Bank common stock outstanding at the effective time of the transaction, at the option of the holder, were converted into options to purchase a total of 107,948 shares of Bancshares Common Stock at exercise prices ranging from $3.66 to $7.79 per share. The converted options were governed by the original plan under which they were issued. No options were outstanding at December 31, 2006.

On March 1, 2005, the Company acquired First Capital Bankers, Inc. The options to purchase shares of First Capital Bankers, Inc. common stock outstanding at the effective time of the transaction were converted into options to purchase a total of 233,779 shares of Bancshares Common Stock at exercise prices ranging from $8.60 to $20.26 per share. The converted options are governed by the original plans under which they were issued. A total of 136,645 options were outstanding at December 31, 2006.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On April 1, 2006, the Company acquired SNB Bancshares, Inc. The options to purchase shares of SNB Bancshares, Inc. common stock outstanding at the effective time of the transaction were converted into options to purchase a total of 467,578 shares of Bancshares Common Stock at exercise prices ranging from $8.15 to $19.65 per share. The converted options are governed by the original plan under which they were issued. A total of 75,172 options were outstanding at December 31, 2006.

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

The fair value of options was estimated using an option-pricing model with the following weighted average assumptions:

	December 31,
	2006	2005
Expected life in years	4.64	4.66
Risk free interest rate	4.18%	4.19%
Volatility	21.28%	21.43%
Dividend yield	1.27%	1.30%

A summary of changes in outstanding vested and unvested options during the year ended December 31, 2006 is set forth below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Options outstanding, beginning of period	1,169	$21.58
Options granted(1)	507	16.47
Options forfeited	(20)	26.43
Options exercised	(514)	15.17
Options outstanding, end of period	1,142	$21.68	6.45	$14,653

Options exercisable, end of period	364	$15.04	4.50	$7,085

(1)	Consists of options to acquire 467,578 shares of Common Stock assumed in connection with the SNB acquisition.

The weighted-average grant date fair value of the options assumed in connection with the acquisition of SNB Bancshares, Inc. (“SNB”) in April 2006 was $14.93. The total intrinsic value of the options exercised during the year ended December 31, 2006 and 2005 was $9.9 million and $2.5 million, respectively. The total fair value of shares vested and forfeited during the year ended December 31, 2006 was $273,000 and $105,000, respectively.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of changes in unvested options is set forth below:

	Year Ended December 31,
	2006		2005
	Number of Options	Weighted Average Grant Date Fair Value	Number of Options	Weighted Average Grant Date Fair Value
	(In thousands)		(In thousands)
Unvested options outstanding, beginning of period	850	$5.48	833	$4.95
Options granted	39	7.48	177	5.49
Unvested options forfeited	(20)	5.44	(36)	5.08
Options vested	(91)	3.02	(124)	2.18

Unvested options outstanding, end of period	778	$5.93	850	$5.48

The Company received $7.8 million and $1.1 million in cash from the exercise of stock options during the years ended December 31, 2006 and 2005, respectively. The increase in cash received for the exercise of stock options was primarily due to the exercise of options assumed in connection with the SNB acquisition. The Company assumed 467,578 options with a weighted average exercise price of $15.10, of which 392,406 were exercised by December 31, 2006. There was no tax benefit realized from exercises of the stock-based compensation arrangements during the years ended December 31, 2006 and 2005.

As of December 31, 2006, there was $2.4 million of total unrecognized compensation expense related to stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.0 years.

The following table presents information relating to the Company’s stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Number Outstanding	Weighted Average Exercise Price
$ 0.00 - $ 5.00	24,000	$3.125	1.17	$—	$—
$ 5.01 - $10.00	30,034	8.26	5.34	30,034	8.26
$10.01 - $15.00	94,671	10.22	4.83	59,171	10.35
$15.00 - $20.00	260,161	17.74	5.48	182,911	17.71
$20.01 - $25.00	156,718	21.73	4.38	91,718	20.39
$25.01 - $31.00	535,000	27,26	7.92	—	—
$25.01 - $31.00	41,500	32,84	8.96	—	—

	1,142,084	$21,68	6.45	$363,834	$15.04

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. OTHER NON-INTERST INCOME AND EXPENSE

Other noninterest income and expense totals are presented in the following tables. Components of these totals exceeding 1% of the aggregate of total net interest income and total non-interest income for any of the years presented is stated separately.

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Other noninterest expense
Communications expense	$4,339	$3,782	$2,929
Ad valorem and franchise taxes	2,246	1,594	1,154
Regulatory assessments and FDIC insurance	716	548	524
Other	7,657	8,487	7,765

Total	$14,958	$14,411	$12,372

Other noninterest income
Banking related service fees	$1,358	$1,133	$1,002
Brokered mortgage income	839	695	383
Income from leased assets	1,075	895	—
Other	3,331	2,392	1,393

Total	$6,603	$5,115	$2,778

16. PROFIT SHARING PLAN

The Company has adopted a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code whereby the participants may contribute a percentage of their compensation as permitted under the Code. Matching contributions are made at the discretion of the Company. Presently, the Company matches 50% of an employee’s contributions, up to 15% of such employee’s compensation, not to exceed the maximum allowable pursuant to the Internal Revenue Code and excluding catch-up contributions. Such matching contributions were approximately $1.0 million, $866,000 and $681,000, for the years ended December 31, 2006, 2005 and 2004, respectively.

17. COMMITMENTS AND CONTINGENCIES

Leases—The following table presents a summary of non-cancelable future operating lease commitments as of December 31, 2006 (dollars in thousands):

2007	$2,885
2008	2,349
2009	1,882
2010	1,442
2011	962
Thereafter	2,269

Total	$11,789

It is expected that in the normal course of business, expiring leases will be renewed or replaced by leases on other property or equipment.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rent expense under all noncancelable operating lease obligations aggregated approximately $3.4 million for the year ended December 31, 2006, $3.0 million for the year ended December 31, 2005 and $1.8 million for the year ended December 31, 2004.

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

To meet the capital adequacy requirements, the Company and the Bank must maintain minimum capital amounts and ratios as defined in the regulations. Management believes, as of December 31, 2006 that the Company and the Bank met all capital adequacy requirements to which they are subject.

At December 31, 2006, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There have been no conditions or events since that notification which management believes have changed the Bank’s category.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the Company’s and the Bank’s capital ratios at December 31, 2006 and 2005:

	Actual		For Capital Adequacy Purposes		To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
CONSOLIDATED:
As of December 31, 2006:
Total Capital (to Risk Weighted Assets)	$339,033	14.55%	$186,361	8.00%	N/A	N/A
Tier I Capital (to Risk Weighted Assets)	315,043	13.52	93,180	4.00	N/A	N/A
Tier I Capital (to Average Tangible Assets)	315,043	7.76	121,798	3.00	N/A	N/A
As of December 31, 2005:
Total Capital (to Risk Weighted Assets)	$271,470	16.37%	$132,636	8.0%	N/A	N/A
Tier I Capital (to Risk Weighted Assets)	254,267	15.34	66,318	4.0	N/A	N/A
Tier I Capital (to Average Tangible Assets)	254,267	7.83	97,366	3.0	N/A	N/A

	Actual		For Capital Adequacy Purposes		To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
PROSPERITY BANK® ONLY:
As of December 31, 2006:
Total Capital (to Risk Weighted Assets)	$332,556	14.31%	$185,915	8.00%	$232,394	10.00%
Tier I Capital (to Risk Weighted Assets)	308,566	13.28	92,958	4.00	139,436	6.00
Tier I Capital (to Average Tangible Assets)	308,566	7.61	121,659	3.00	202,764	5.00
As of December 31, 2005:
Total Capital (to Risk Weighted Assets)	$265,486	16.08%	$132,105	8.0%	$165,131	10.0%
Tier I Capital (to Risk Weighted Assets)	248,283	15.04	66,052	4.0	99,079	6.0
Tier I Capital (to Average Tangible Assets)	248,283	7.67	97,165	3.0	161,941	5.0

Dividends paid by Bancshares and the Bank are subject to restrictions by certain regulatory agencies. Dividends paid by Bancshares during the years ended December 31, 2006, 2005 and 2004 were $13.0 million, $9.6 million and $6.7 million, respectively. Dividends paid by the Bank to Bancshares during the years ended December 31, 2006, 2005 and 2004 were $102.0 million, $6.0 million and $40.0 million, respectively.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated fair values of the Company’s interest-earning financial instruments are as follows:

	December 31,
	2006		2005
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash and due from banks	$116,078	$116,078	$91,518	$91,518
Interest bearing deposits in financial institutions	397	397	297	297
Federal funds sold	153,643	153,643	5,846	5,846
Held to maturity securities	1,155,972	1,131,096	1,162,241	1,135,694
Available for sale securities	434,331	434,331	410,361	410,361
Loans held for investment	2,176,507	2,151,957	1,542,125	1,526,419
Less allowance for credit losses	(23,990)	(23,990)	(17,203)	(17,203)

Total	$4,012,938	$3,963,512	$3,195,185	$3,152,932

Financial liabilities:
Deposits	$3,725,678	$3,724,984	$2,920,318	$2,917,559
Junior subordinated debentures	100,519	104,329	75,775	74,110
Other borrowings	—	—	17,000	17,000
Securities sold under repurchase agreements	47,225	47,225	46,985	46,985
Federal Home Loan Bank notes payable	26,408	26,967	38,404	38,792

Total	$3,899,830	$3,903,505	$3,098,482	$3,094,446

The differences in fair value and carrying value of commitments to extend credit and standby letters of credit were not material at December 31, 2006 and 2005.

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

20. JUNIOR SUBORDINATED DEBENTURES

At December 31, 2006 and 2005, the Company had outstanding $100.5 million and $75.8 million, respectively, in junior subordinated debentures issued to the Company’s subsidiary trusts. The increase of $24.7 million was due to the Company’s assumption of $30.9 million in junior subordinated debentures issued by SNB to its three subsidiary trusts, partially offset by the redemption of $6.2 million junior subordinated debentures issued to Paradigm Capital Trust II on February 28, 2006.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of pertinent information related to the Company’s eight issues of junior subordinated debentures outstanding at December 31, 2006 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate(1)	Junior Subordinated Debt Owed to Trusts	Maturity Date(2)
Prosperity Statutory Trust II	July 31, 2001	$15,000,000	3-month LIBOR + 3.58%, not to exceed 12.50%	$15,464,000	July 31, 2031
Prosperity Statutory Trust III	Aug. 15, 2003	12,500,000	6.50%(3)	12,887,000	Sept. 17, 2033
Prosperity Statutory Trust IV	Dec. 30, 2003	12,500,000	6.50%(4)	12,887,000	Dec. 30, 2033
First Capital Statutory Trust I(5)	Mar. 26, 2002	20,000,000	3-month LIBOR + 3.60%	20,619,000	Mar. 26, 2032
First Capital Statutory Trust II(5)	Sept. 26, 2002	7,500,000	3-month LIBOR + 3.40%	7,732,000	Sept. 26, 2032
SNB Statutory Trust II(6)	Mar. 26, 2003	10,000,000	3-month LIBOR + 3.15%	10,310,000	Mar. 26, 2033
SNB Capital Trust III(6)	Mar. 27, 2003	10,000,000	3-month LIBOR + 3.15%	10,310,000	Mar. 27, 2033
SNB Capital Trust IV(6)	Sept. 25, 2003	10,000,000	3-month LIBOR + 3.00%	10,310,000	Sept. 25, 2033

(1)	The 3-month LIBOR in effect as of December 31, 2006 was 5.36%.
(2)	The debentures are callable five years from issuance date.
(3)	The debentures bear a fixed interest rate until September 17, 2008, when the rate begins to float on a quarterly basis based on the three-month LIBOR plus 3.00%.
(4)	The debentures bear a fixed interest rate until December 30, 2008, when the rate begins to float on a quarterly basis based on the three-month LIBOR plus 2.85%.
(5)	Assumed in connection with the First Capital acquisition on March 1, 2005.
(6)	Assumed in connection with the SNB acquisition on April 1, 2006.

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the provisions of each issue of the debentures, the Company has the right to defer payment of interest on the debentures at any time, or from time to time, for periods not exceeding five years. If interest payments on either issue of the debentures are deferred, the distributions on the applicable trust preferred securities and common securities will also be deferred.

21. PARENT COMPANY ONLY FINANCIAL STATEMENTS

PROSPERITY BANCSHARES, INC.

(Parent Company Only)

CONDENSED BALANCE SHEETS

	December 31,
	2006	2005
	(Dollars in thousands)
ASSETS
Cash	$2,727	$2,166
Investment in subsidiary	751,512	528,262
Investment in Prosperity Statutory Trust II	464	464
Investment in Prosperity Statutory Trust III	387	387
Investment in Prosperity Statutory Trust IV	387	387
Investment in Paradigm Capital Trust II	—	186
Investment in First Capital Statutory Trust I	619	619
Investment in First Capital Statutory Trust II	232	232
Investment in SNB Statutory Trust II	310	—
Investment in SNB Capital Trust III	310	—
Investment in SNB Capital Trust IV	310	—
Goodwill, net	3,983	3,983
Other assets	4,326	4,355

TOTAL	$765,567	$541,041

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accrued interest payable and other liabilities	$637	$549
Junior subordinated debentures	100,519	75,775

Total liabilities	101,156	76,324

SHAREHOLDERS’ EQUITY:
Common stock	32,830	27,858
Capital surplus.	425,557	280,525
Retained earnings	209,581	160,883
Unrealized loss on available for sale securities, net of tax benefit	(2,950)	(3,942)
Less treasury stock, at cost, 37,088 shares	(607)	(607)

Total shareholders’ equity	664,411	464,717

TOTAL	$765,567	$541,041

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PROSPERITY BANCSHARES, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
OPERATING INCOME:
Dividends from subsidiaries	$102,000	$6,000	$40,000
Other income	224	142	112

Total income	102,224	6,142	40,112

OPERATING EXPENSE:
Junior subordinated debentures interest expense	7,592	4,895	4,046
Stock-based compensation expense (includes restricted stock)	850	751	141
Other expenses	333	353	228

Total operating expense	8,775	5,999	4,415

INCOME BEFORE INCOME TAX BENEFIT AND EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	93,449	143	35,697
FEDERAL INCOME TAX BENEFIT	2,783	1,833	1,498

INCOME BEFORE EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	96,232	1,976	37,195
(DISTRIBUTIONS IN EXCESS OF EARNINGS) EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	(34,507)	45,884	(2,488)

NET INCOME	$61,725	$47,860	$34,707

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PROSPERITY BANCSHARES, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$61,725	$47,860	$34,707
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	34,507	(45,883)	2,488
Stock based compensation expense (includes restricted stock)	850	751	141
Decrease (increase) in other assets	1,367	(277)	(1,508)
(Decrease) increase in accrued interest payable and other liabilities	(59)	(117)	38

Net cash provided by operating activities	98,390	2,334	35,866

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions	(93,275)	—	(28,016)
Cash acquired from acquisitions	6,688	3,757	—
Capital contribution to subsidiary	(7)	—	(10)

Net cash (used in) provided by investing activities	(86,594)	3,757	(28,026)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercises	7,792	1,085	1,046
Redemption of junior subordinated debentures (net)	(6,000)	—	(12,000)
Payments of cash dividends	(13,027)	(9,624)	(6,670)

Net cash used in financing activities	(11,235)	(8,539)	(17,624)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	561	(2,448)	(9,784)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,166	4,614	14,398

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,727	$2,166	$4,614

22. SUBSEQUENT EVENT

On January 31, 2007, the Company completed its acquisition of Texas United Bancshares, Inc., La Grange, Texas (“TXUI”). Under the terms of the merger agreement, TXUI was merged into the Company and subsequently, each of TXUI’s wholly owned subsidiary banks, State Bank, GNB Financial, n.a., Gateway National Bank and Northwest Bank, was merged with the Bank. The Company issued approximately 10.770 million shares of its common stock for all of the issued and outstanding capital stock of TXUI. In addition, options to acquire 179,956 shares of TXUI common stock were converted into options to acquire 179,956 shares of Company common stock. In connection with the acquisition, the Company assumed $44.8 million in junior subordinated debentures issued to five subsidiary trusts. TXUI was publicly traded and operated forty-three (43) banking offices in Texas. As of December 31, 2006, TXUI had, on a consolidated basis, total assets of $1.806 billion, loans of $1.212 billion, deposits of $1.362 billion and shareholders’ equity of $161.9 million.

Exhibit index:

Each exhibit marked with an asterisk is filed or furnished, as indicated, with this Annual Report on Form 10-K.

Exhibit Number(1)		Description

3.1	—	Amended and Restated Articles of Incorporation of Prosperity (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267))

3.2	—	Articles of Amendment to Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

3.3	—	Amended and Restated Bylaws of Prosperity (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 20, 2006)

4.1	—	Form of certificate representing shares of Prosperity common stock (incorporated herein by reference to Exhibit 4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267))

4.2	—	Indenture dated as of July 31, 2001 by and between Prosperity Bancshares, Inc., as Issuer, and State Street Bank and Trust Company of Connecticut, National Association, with respect to the Floating Rate Junior Subordinated Deferrable Interest Debentures of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

4.3	—	Amended and Restated Declaration of Trust of Prosperity Statutory Trust II dated as of July 31, 2001 (incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

4.4	—	Guarantee Agreement dated as of July 31, 2001 by and between Prosperity Bancshares, Inc. and State Street Bank and Trust Company of Connecticut, National Association (incorporated herein by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.1†	—	Prosperity Bancshares, Inc. 1995 Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267))

10.2†	—	Prosperity Bancshares, Inc. 1998 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267))

10.3†	—	Prosperity Bancshares, Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4 (Registration No. 333-121767))

10.4†	—	Amended and Restated Employment Agreement by and between Prosperity Bank and David Zalman (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 24, 2005)

10.5†	—	Amended and Restated Employment Agreement by and between Prosperity Bank and H. E. Timanus, Jr. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 24, 2005)

10.6†	—	Employment Agreement, dated as of August 10, 2006, by and among Prosperity Bancshares, Inc., Prosperity Bank and James D. Rollins III (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on August 15, 2006)

10.7†	—	Employment Agreement, dated as of August 10, 2006, by and among Prosperity Bancshares, Inc., Prosperity Bank and David Hollaway (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on August 15, 2006)

Exhibit Number(1)			Description

10.8†		—	Non-Competition, Non-Solicitation and Confidentiality Agreement, dated as of January 31, 2007, by and between L. Don Stricklin, Texas United and Prosperity (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 2, 2007)

10.9†		—	First Amendment to Employment and Non-Competition Agreement, dated as of September 19, 2006, by and between Prosperity Bank and Peter E. Fisher (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 21, 2006)

10.10†		—	Employment and Non-Competition Agreement, dated as of September 1, 2002, by and between Prosperity Bank and Peter E. Fisher (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on September 21, 2006)

10.11†		—	Termination Agreement dated as of December 8, 2005 by and among Prosperity Bancshares, Inc., Prosperity Bank and D. Michael Hunter (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 9, 2005)

10.12†		—	Non-Competition Agreement dated as of December 8, 2005 by and among Prosperity Bancshares, Inc., Prosperity Bank and D. Michael Hunter (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 9, 2005)

10.13†		—	Paradigm Bancorporation, Inc. 1999 Stock Incentive Plan (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-100815))

10.14†		—	MainBancorp, Inc. 1996 Employee Stock Option Plan (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-110755))

10.15†		—	Form of MainBancorp, Inc. Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-110755))

10.16†		—	First Capital Bankers, Inc. 1996 Executive Stock Option Plan (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.17†		—	First Capital Bankers, Inc. Amended and Restated 1998 Stock Option Plan (incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.18†		—	SNB Bancshares, Inc. 2002 Stock Option Plan, as amended and restated (incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (Registration No. 333-133214))

10.19†		—	Texas United Bancshares, Inc. 1998 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (Registration No. 333-140425))

10.20†		—	Texas United Bancshares, Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-8 (Registration No. 333-140425))

10.21†		—	1998 Incentive Stock Option Plan for Gateway Holding Company, Inc. (incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-8 (Registration No. 333-140425))

10.22†		—	Stock Option Agreement dated July 1, 1998 by and between Texas United Bancshares, Inc. and L. Steve Stapp (incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-8 (Registration No. 333-140425))

21.1	*	—	Subsidiaries of Prosperity Bancshares, Inc.

Exhibit Number(1)			Description

23.1	*	—	Consent of Deloitte & Touche LLP

31.1	*	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	*	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	**	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	**	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract or compensatory plan or arrangement.
*	Filed with this Annual Report on Form 10-K.
**	Furnished with this Annual Report on Form 10-K.
(1)	The Company has other long-term debt agreements that meet the exclusion set forth in Section 601(b)(4)(iii)(A) of Regulation S-K. The Company hereby agrees to furnish a copy of such agreements to the Commission upon request.