Form 10-Q
period 2007-03-31
PROSPERITY BANCSHARES INC
filed 2007-05-10
CIK 1068851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

Yes  ☐     No  ☒

As of May 3, 2007, there were 43,801,635 shares of the registrant’s Common Stock, par value $1.00 per share, outstanding.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

INDEX TO FORM 10-Q

		Page
PART I - FINANCIAL INFORMATION
Item 1.	Interim Consolidated Financial Statements	1
	Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006 (unaudited)	1
	Consolidated Statements of Income for the Three Months Ended March 31, 2007 and 2006 (unaudited)	2
	Consolidated Statements of Changes in Shareholders’ Equity for the Year Ended December 31, 2006 and for the Three Months Ended March 31, 2007 (unaudited)	3
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2007 and 2006 (unaudited)	4
	Notes to Interim Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23
Item 4.	Controls and Procedures	23
PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults upon Senior Securities	23
Item 4.	Submission of Matters to a Vote of Security Holders	24
Item 5.	Other Information	24
Item 6.	Exhibits	24
Signatures		24

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

PROSPERITY BANCSHARES, INC®. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31 2007	December 31, 2006
	(Dollars in thousands, except share data)
ASSETS
Cash and due from banks	$135,497	$116,078
Federal funds sold	66,160	153,643

Total cash and cash equivalents	201,657	269,721
Interest bearing deposits in financial institutions	297	397
Available for sale securities, at fair value (amortized cost of $574,410 and $438,869, respectively)	571,975	434,331
Held to maturity securities, at cost (fair value of $1,293,570, and $1,131,096, respectively)	1,314,319	1,155,972
Loans held for investment	3,223,271	2,176,507
Loans held for sale	24,437	—
Less allowance for credit losses	(36,341)	(23,990)

Loans, net	3,211,367	2,152,517
Accrued interest receivable	27,795	20,364
Goodwill	739,328	424,339
Core deposit intangibles, net of accumulated amortization of $13,717 and $11,573, respectively	51,883	23,032
Bank premises and equipment, net	118,287	63,057
Other real estate owned	2,138	140
Bank Owned Life Insurance (BOLI)	44,046	14,176
Leased assets	4,216	3,709
Other assets	39,391	25,014

TOTAL ASSETS	$6,326,699	$4,586,769

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$1,188,741	$835,876
Interest-bearing	3,739,499	2,889,802

Total deposits	4,928,240	3,725,678
Other borrowings	65,621	26,408
Securities sold under repurchase agreements	73,916	47,225
Accrued interest payable	12,216	8,451
Other liabilities	34,777	14,077
Junior subordinated debentures	145,360	100,519

Total liabilities	5,260,130	3,922,358

SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $1 par value; 50,000,000 shares authorized; 43,803,146 and 32,829,873 shares issued at March 31, 2007 and December 31, 2006, respectively; 43,766,058 and 32,792,785 shares outstanding at March 31, 2007 and December 31, 2006, respectively	43,803	32,830
Capital surplus	800,062	425,557
Retained earnings	224,894	209,581
Accumulated other comprehensive loss — net unrealized loss on available for sale securities, net of tax benefit of $852 and $1,588, respectively	(1,583)	(2,950)
Less treasury stock, at cost, 37,088 shares	(607)	(607)

Total shareholders’ equity	1,066,569	664,411

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,326,699	$4,586,769

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$57,260	$28,482
Securities:
Taxable	20,661	16,555
Nontaxable	793	300
70% nontaxable preferred dividends	254	141
Federal funds sold	891	203
Deposits in other financial institutions	4	3

Total interest income	79,863	45,684

INTEREST EXPENSE:
Deposits	29,113	14,093
Junior subordinated debentures	2,598	1,397
Note payable and other borrowings	2,064	1,004

Total interest expense	33,775	16,494

NET INTEREST INCOME	46,088	29,190
PROVISION FOR CREDIT LOSSES	245	120

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	45,843	29,070

NONINTEREST INCOME:
Customer service fees	8,510	6,325
Other	3,161	1,342

Total noninterest income	11,671	7,667

NONINTEREST EXPENSE:
Salaries and employee benefits	15,302	9,195
Net occupancy expense	2,458	1,681
Depreciation expense	1,876	1,175
Data processing	985	811
Communications expense	1,387	1,055
Core deposit intangibles amortization	2,145	1,067
Other	3,118	2,265

Total noninterest expense	27,271	17,249

INCOME BEFORE INCOME TAXES	30,243	19,488
PROVISION FOR INCOME TAXES	10,014	6,624

NET INCOME	$20,229	$12,864

EARNINGS PER SHARE
Basic	$0.51	$0.46

Diluted	$0.50	$0.46

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
	(Dollars in thousands, except share data)
BALANCE AT JANUARY 1, 2006	27,857,887	27,858	280,525	160,883	(3,942)	(607)	464,717
Comprehensive Income:
Net income				61,725			61,725
Net change in unrealized income (loss) on available for sale securities					992		992

Total comprehensive income							62,717

Common stock issued in connection with the exercise of stock options and restricted stock awards	523,761	524	7,268				7,792
Common stock issued in connection with the SNB Bancshares acquisition	4,448,225	4,448	136,914				141,362
Stock based compensation expense			850				850
Cash dividends declared, $0.41 per share				(13,027)			(13,027)

BALANCE AT DECEMBER 31, 2006	32,829,873	$32,830	$425,557	$209,581	$(2,950)	$(607)	$664,411
Comprehensive income:
Net income				20,229			20,229
Net change in unrealized income (loss) on available for sale securities					1,367		1,367

Total comprehensive income							21,596

Common stock issued in connection with the exercise of stock options and restricted stock awards	203,331	203	1,596				1,799
Common stock issued in connection with the Texas United Bancshares acquisition	10,769,942	10,770	372,477				383,247
Stock based compensation expense			432				432
Cash dividends declared, $0.1125 per share				(4,916)			(4,916)

BALANCE AT MARCH 31, 2007	43,803,146	$43,803	$800,062	$224,894	$(1,583)	$(607)	$1,066,569

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,229	$12,864
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,021	2,242
Provision for credit losses	245	120
Net amortization of discount/premium on investments	(2,617)	308
Stock based compensation expense	432	172
Gain on sale of assets and other real estate	(14)	(10)
Gain on held for sale loans	(604)	—
Proceeds from sales of held for sale loans	112,705	—
Originations of held for sale loans	(13,696)	—
Decrease (increase) in other assets and accrued interest receivable	11,494	(152)
(Decrease) increase in accrued interest payable and other liabilities	(3,486)	2,882

Net cash provided by operating activities	128,709	18,426

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of held to maturity securities	65,124	57,683
Purchase of held to maturity securities	(104,072)	(54,166)
Proceeds from maturities and principal paydowns of available for sale securities	251,460	12,443
Purchase of available for sale securities	(257,369)	—
Proceeds from sales of available for sale securities	—	1,000
Net decrease (increase) in loans	42,601	(19,372)
Purchase of Grapeland Bancshares, Inc.	—	(65)
Purchase of Texas United Bancshares, Inc.	(1,187)	—
Cash and cash equivalents acquired in the purchase of Texas United Bancshares, Inc.	114,469	—
Purchase of bank premises and equipment	(1,917)	(273)
Net decrease in interest-bearing deposits in financial institutions	100	—
Net proceeds from sale of bank premises, equipment, and other real estate	916	287

Net cash provided by (used in) investing activities	110,125	(2,463)

(Table continued on following page)

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in noninterest-bearing deposits	$(24,484)	$18,306
Net decrease in interest-bearing deposits	(101,165)	(23,282)
Net repayments of lines of credit	(188,627)	(17,220)
Net proceeds (repayments) from securities sold under repurchase agreements	10,495	(28)
Redemption of Paradigm Capital Trust II, net	—	(6,000)
Proceeds from exercise of stock options	1,799	689
Payments of cash dividends	(4,916)	(2,787)

Net cash used in financing activities	(306,898)	(30,322)

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(68,064)	$(14,359)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	269,721	97,364

CASH AND CASH EQUIVALENTS, END OF PERIOD	$201,657	$83,005

NONCASH ACTIVITIES:
Stock issued in connection with the Texas United Bancshares, Inc. acquisition	$383,247	$—
SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$33,416	$17,923
Cash paid for income taxes	4,500	—

See notes to interim consolidated financial statements.

.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(UNAUDITED)

1. BASIS OF PRESENTATION

The interim consolidated financial statements include the accounts of Prosperity Bancshares, Inc.® (the “Company”) and its wholly-owned subsidiaries, Prosperity Bank® (the “Bank”) and Prosperity Holdings of Delaware, LLC. All significant inter-company transactions and balances have been eliminated.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

2. INCOME PER COMMON SHARE

The following table illustrates the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2007	2006
	(In thousands, except per share data)
Net income available to shareholders	$20,229	$12,864
Weighted average shares outstanding	39,813	27,850
Potential dilutive shares	470	296

Weighted average shares and equivalents outstanding	40,283	28,146

Basic earnings per share	$0.51	$0.46

Diluted earnings per share	$0.50	$0.46

3. NEW ACCOUNTING STANDARDS

Statements of Financial Accounting Standards

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS 155 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal only strips are not subject to the requirements of SFAS 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (v) amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. Adoption of SFAS 155 on January 1, 2007 did not have a significant impact on the Company’s financial statements.

SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company’s financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(UNAUDITED)

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.” SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company’s financial statements.

Financial Accounting Standards Board Interpretations

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109.” The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109,” effective January 1, 2007. Interpretation 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Interpretation 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. Penalties are recorded in other (gains) losses, net, and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of income. The Company has identified its federal tax return and its state franchise tax return in Texas as “major” tax jurisdictions, as defined. The only periods subject to examination for the Company’s federal return are the 2003 through 2006 tax years. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

4. GOODWILL AND CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles for the three months ended March 31, 2007 were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)
Balance as of December 31, 2006	$424,339	$23,032
Amortization	—	(2,145)
Acquisition of Texas United Bancshares, Inc. (“TXUI”)	315,092	30,996
Acquisitions prior to December 31, 2006 (deferred taxes)	(103)	—

Balance as of March 31, 2007	$739,328	$51,883

Gross core deposit intangibles outstanding were $65.6 million and $34.6 million at March 31, 2007 and December 31, 2006, respectively. Net core deposit intangibles outstanding were $51.9 million and $23.0 million for the same periods, respectively. Purchase accounting adjustments to prior year acquisitions were made to adjust deferred tax asset and liability balances. Goodwill is recorded on the acquisition date of each entity. The Company may record subsequent adjustments to goodwill for amounts undeterminable at acquisition date, such as deferred taxes and real estate valuations, and therefore the goodwill amounts reflected in the table above may change accordingly. The Company initially records the total premium paid on acquisitions as goodwill. After a third party valuation, core deposit intangibles are identified and reclassified from goodwill to core deposit intangibles on the balance sheet. This reclassification had no effect on total assets, liabilities, shareholders’ equity, net income or cash flows.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(UNAUDITED)

5. STOCK BASED COMPENSATION

The Company had two stock-based employee compensation plans at March 31, 2007 and five stock option plans assumed in connection with acquisitions under which no additional options will be granted. Prior to 2003, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The Company adopted SFAS 123 on January 1, 2003 and SFAS 123(R) on January 1, 2006. The Company recorded $432,000 and $172,000 in stock-based compensation expense for the three months ended March 31, 2007 and 2006, respectively. There was approximately $37,000 and $9,000 of income tax benefit recorded for the stock-based compensation expense for the same periods.

The Company has granted shares (“restricted stock”) to certain directors and associates under the 2004 Plan. The awardee is not entitled to the shares until they vest, which is generally over a 1 to 5 year period, but the awardee is entitled to receive dividends on and vote the shares prior to vesting. The shares granted do not have a cost to the awardee and the only requirement of vesting is continued service to the Company. Compensation cost related to restricted stock is calculated based on the fair value of the shares at the date of grant. If the awardee leaves the Company before the shares vest, the unvested shares are forfeited. As of March 31, 2007, there were 82,129 shares of restricted stock outstanding with a weighted average grant date fair value of $34.67.

Stock options are issued at the current market price on the date of the grant, subject to a pre-determined vesting period with a contractual term of 10 years. Options assumed in connection with acquisitions also have a contractual term of 10 years from date of original issuance under the original plan. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. Stock-based compensation expense is recognized ratably over the requisite service period for all awards.

The fair value of options was estimated using an option-pricing model with the following weighted average assumptions as of the dates indicated:

	March 31,
	2007	2006
Expected life...	4.35	4.73
Risk free interest rate	4.24%	4.18%
Volatility	21.14%	21.64%
Dividend yield	1.24%	1.29%

A summary of changes in outstanding options during the three months ended March 31, 2007 is set forth below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Options outstanding, beginning of period	1,142	$21.68
Options granted (1)	180	13.12
Options forfeited	(12)	23.82
Options exercised	(131)	13.71

Options outstanding, end of period	1,179	$21.36	6.12	$15,776

Options exercisable, end of period	426	$14.66	4.31	$8,549

(1)	Consists of options assumed in the acquisition of TXUI.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(UNAUDITED)

No options were granted during the three months ended March 31, 2007 or 2006. The Company assumed 179,956 options in connection with the TXUI acquisition which were fully vested upon consummation of the transaction. The total intrinsic value of the options exercised during the three month periods ended March 31, 2007 and 2006 was $2.8 million and $772,000, respectively. Excluding the shares assumed in the TXUI acquisition, the total fair value of shares vested during the three month period ended March 31, 2007 was approximately $11,000.

A summary of changes in non-vested options is set forth below:

	Three Months Ended March 31,
	2007		2006
	Number of Options	Weighted Average Grant Date Fair Value	Number of Options	Weighted Average Grant Date Fair Value
	(In thousands)		(In thousands)
Non-vested options outstanding, beginning of period	778	$5.93	849	$5.52
Options granted	—		—
Non-vested options forfeited	(12)	4.99	(17)	5.59
Options vested	(13)	0.85	(12)	0.41

Non-vested options outstanding, end of period	753	$6.03	820	$5.59

The Company received $1.8 million and $689,000 in cash from the exercise of stock options during the three month periods ended March 31, 2007 and 2006, respectively. There was no tax benefit realized from option exercises of the share-based payment arrangements during the three month periods ended March 31, 2007 and 2006.

As of March 31, 2007, there was $4.3 million of total unrecognized compensation expense related to stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.0 years.

6. RECENT ACQUISITION

On January 31, 2007, the Company completed its acquisition of Texas United Bancshares, Inc., La Grange, Texas (“TXUI”). Under the terms of the merger agreement, TXUI was merged into the Company and subsequently each of TXUI’s wholly owned subsidiary banks, State Bank, GNB Financial, n.a., Gateway National Bank and Northwest Bank, was merged into the Bank. The Company issued approximately 10.8 million shares of its common stock for all of the issued and outstanding capital stock of TXUI. In addition, options to acquire 179,956 shares of TXUI common stock were converted into options to acquire 179,956 shares of Company common stock. In connection with the acquisition, the Company assumed $44.8 million in junior subordinated debentures issued to five subsidiary trusts. TXUI was publicly traded and operated forty-one (41) banking offices in Texas, two of which were subsequently consolidated with existing Prosperity banking centers. As of December 31, 2006, TXUI had, on a consolidated basis, total assets of $1.806 billion, loans (including loans held for sale) of $1.212 billion, deposits of $1.362 billion and shareholders’ equity of $161.9 million.

The table below summarizes select pro forma data for the two combined companies for the periods indicated:

	For the three months ended March 31,
	2007	2006
	(In thousands, except per share amounts)
Net interest income	$52,338	$54,023
Net income	22,145	20,798
Earnings per share (diluted)	0.50	0.49

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2007

(UNAUDITED)

7. SUBSEQUENT EVENT

On May 3, 2007, the Company announced its proposed acquisition of The Bank of Navasota, N.A., Navasota, Texas (“Navasota”). Under the terms of the merger agreement, The Bank of Navasota will be merged into the Bank. The Company will issue approximately 251,000 shares of its common stock and pay approximately $8.6 million in cash for all of the issued and outstanding capital stock of Navasota, with the amount of common stock and cash subject to adjustment. Navasota operates one banking office in Navasota, Texas. As of March 31, 2007, Navasota had total assets of $73.2 million, loans of $33.6 million, deposits of $63.6 million and shareholders’ equity of $9.0 million.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company’s interim consolidated financial statements and accompanying notes. This section should be read in conjunction with the Company’s interim consolidated financial statements and accompanying notes included elsewhere in this report and with the consolidated financial statements and accompanying notes and other detailed information appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

COMPLETION OF ACQUISITION OF TEXAS UNITED BANCSHARES, INC.

        On January 31, 2007, the Company completed its acquisition of Texas United Bancshares, Inc., La Grange, Texas (“TXUI”). Under the terms of the merger agreement, TXUI was merged into the Company and subsequently each of TXUI’s wholly owned subsidiary banks, State Bank, GNB Financial, n.a., Gateway National Bank and Northwest Bank, was merged into the Bank. The Company issued approximately 10.8 million shares of its common stock for all of the issued and outstanding capital stock of TXUI. In addition, options to acquire 179,956 shares of TXUI common stock were converted into options to acquire 179,956 shares of Company common stock. In connection with the acquisition, the Company assumed $44.8 million in junior subordinated debentures issued to five subsidiary trusts. TXUI was publicly traded and operated forty-one (41) banking offices in Texas, two of which were subsequently consolidated into existing Prosperity locations. As of December 31, 2006, TXUI had, on a consolidated basis, total assets of $1.806 billion, loans (including loans held for sale) of $1.212 billion, deposits of $1.362 billion and shareholders’ equity of $161.9 million.

OVERVIEW

The Company, a Texas corporation, was formed in 1983 as a vehicle to acquire the former Allied First Bank in Edna, Texas which was chartered in 1949 as The First National Bank of Edna. The Company is a registered financial holding company that derives substantially all of its revenues and income from the operation of its bank subsidiary, Prosperity Bank® (“Prosperity Bank®” or the “Bank”). The Bank provides a wide array of financial products and services to small and medium-sized businesses and consumers. At March 31, 2007, the Bank operated one hundred twenty-five (125) full-service banking locations in Texas; with forty-one (41) in the Greater Houston Consolidated Metropolitan Statistical Area (“CMSA”), thirty-three (33) in the south Texas area including Corpus Christi and Victoria, twenty-seven (27) in the Dallas/Fort Worth area, two (2) in East Texas and twenty-two (22) in the Central Texas area including Austin and Bryan/College Station. The Greater Houston CMSA includes Austin, Brazoria, Chambers, Fort Bend, Galveston, Harris, Liberty, Montgomery, San Jacinto and Waller counties. The Company’s headquarters are located at Prosperity Bank Plaza, 4295 San Felipe in Houston, Texas and its telephone number is (713) 693-9300. The Company’s website address is www.prosperitybanktx.com. Information contained on the Company’s website is not incorporated by reference into this quarterly report on Form 10-Q and is not part of this or any other report.

The Company generates the majority of its revenues from interest income on loans, service charges on customer accounts and income from investment in securities. The revenues are partially offset by interest expense paid on deposits and other borrowings and non-interest expenses such as administrative, occupancy and general operating expenses. Net interest income is the difference between interest income on earning assets such as loans and securities and interest expense on liabilities such as deposits and borrowings which are used to fund those assets. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and margin.

Three principal components of the Company’s growth strategy are internal growth, stringent cost control practices and strategic merger transactions. The Company focuses on continual internal growth. Each banking center is operated as a separate profit center, maintaining separate data with respect to its net interest income, efficiency ratio, deposit growth, loan growth and overall profitability. Banking center presidents and managers are accountable for performance in these areas and compensated accordingly. The Company also focuses on maintaining stringent cost control practices and policies. The Company has invested significantly in the infrastructure required to centralize many of its critical operations, such as data processing and loan processing. Management believes that this centralized infrastructure can accommodate substantial additional growth while enabling the Company to minimize operational costs through certain economies of scale. The Company also intends to continue to seek expansion opportunities. On April 1, 2006, the Company acquired SNB Bancshares, Inc. (the “SNB acquisition”) which added six (6) banking centers and on January 31, 2007, the Company acquired Texas United Bancshares, Inc. (the “TXUI acquisition”) which added thirty-nine (39) additional banking centers after two locations were consolidated with existing Prosperity banking centers.

Total assets were $6.33 billion at March 31, 2007 compared with $4.59 billion at December 31, 2006, an increase of $1.74 billion or 37.9%. Total loans were $3.25 billion at March 31, 2007 compared with $2.18 billion at December 31, 2006, an increase of $1.07 billion or 49.2%. Total deposits were $4.93 billion at March 31, 2007 compared with $3.73 billion December 31, 2006, an increase of $1.20 billion or 32.3%. Shareholders’ equity increased $402.2 million or 60.5%, to $1.067 billion at March 31, 2007 compared with $664.4 million at December 31, 2006. The increases were primarily due to the TXUI acquisition.

CRITICAL ACCOUNTING POLICIES

The Company’s accounting policies are integral to understanding the financial results reported. Accounting policies are described in detail in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity:

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

Goodwill and Intangible Assets—Goodwill and intangible assets that have indefinite useful lives are subject to at least an annual impairment test and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of each of the Company’s reporting units compared with its carrying value. If the carrying amount exceeds the fair value of a reporting unit, a second test is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment. Intangible assets that are not amortized will be tested for impairment at least annually by comparing the fair values of those assets to their carrying values. Other identifiable intangible assets that are subject to amortization are amortized on an accelerated basis over the years expected to be benefited. These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value to carrying value. Based on the Company’s annual goodwill impairment test as of September 30, 2006, management does not believe any of its goodwill is impaired as of March 31, 2007. While the Company believes no impairment existed at March 31, 2007 under accounting standards applicable at that date, different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation and financial condition or future results of operations.

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

RESULTS OF OPERATIONS

Net income available to shareholders was $20.2 million ($0.50 per common share on a diluted basis) for the quarter ended March 31, 2007 compared with $12.9 million ($0.46 per common share on a diluted basis) for the quarter ended March 31, 2006, an increase of $7.4 million or 57.3%. The Company posted returns on average common equity of 8.71% and 10.92%, returns on average assets of 1.40% and 1.43% and efficiency ratios of 47.73% and 46.80% for the quarters ended March 31, 2007 and 2006, respectively.

Net Interest Income

The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.”

Net interest income before the provision for credit losses was $46.1 million for the quarter ended March 31, 2007 compared with $29.2 million for the quarter ended March 31, 2006, an increase of $16.9 million or 57.9%. Net interest income increased primarily as a result of an increase in average interest-earning assets to $4.82 billion for the quarter ended March 31, 2007 compared with $3.14 billion for the quarter ended March 31, 2006, an increase of $1.68 billion or 53.5% that was primarily due to the TXUI and SNB acquisitions.

The average rate paid on interest-bearing liabilities increased 84 basis points from 2.76% for the quarter ended March 31, 2006 to 3.60% for the quarter ended March 31, 2007, while the average yield on interest-earning assets increased 82 basis points from 5.90% for the quarter ended March 31, 2006 compared with 6.72% for the quarter ended March 31, 2007. The average volume of interest-bearing liabilities increased $1.37 billion and the average volume of interest-earning assets increased $1.68 billion for the same period.

The following table sets forth, for each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the quarters ended March 31, 2007 and 2006. The table also sets forth the average rate paid on total interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Except as indicated in the footnotes, no tax-equivalent adjustments were made and all average balances are daily average balances. Any nonaccruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended March 31,
	2007			2006
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (4)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (4)
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$2,876,029	$57,260	8.07%	$1,551,397	$28,482	7.45%
Securities(1)	1,873,905	21,708	4.63	1,572,259	16,996	4.32
Federal funds sold and other temporary investments	71,451	895	5.08	18,020	206	4.64

Total interest-earning assets	4,821,385	79,863	6.72%	3,141,676	45,684	5.90%

Less allowance for credit losses	(32,131)			(17,247)

Total interest-earning assets, net of allowance	4,789,254			3,124,429
Noninterest-earning assets	1,006,958			468,230

Total assets	$5,796,212			$3,592,659

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$860,328	$4,730	2.23%	$478,259	$1,374	1.17%
Savings and money market accounts	1,178,241	8,267	2.85	737,806	3,863	2.12
Certificates of deposit	1,462,241	16,116	4.47	1,042,215	8,856	3.45
Junior subordinated debentures	130,413	2,598	8.08	72,682	1,397	7.80
Federal funds purchased and other borrowings	110,703	1,462	5.36	53,639	643	4.86
Securities sold under repurchase agreements	59,236	602	4.12	42,741	361	3.43

Total interest-bearing liabilities	3,801,162	33,775	3.60%	2,427,342	16,494	2.76%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	1,035,294			670,547
Other liabilities	31,050			23,690

Total liabilities	4,867,506			3,121,579

Shareholders’ equity	928,706			471,080

Total liabilities and shareholders’ equity	$5,796,212			$3,592,659

Net interest rate spread			3.12%			3.14%
Net interest income and margin (2)		$46,088	3.88%		$29,190	3.77%

Net interest income and margin (tax-equivalent basis) (3)		$46,764	3.93%		$29,524	3.81%

(1)	Yield is based on amortized cost and does not include any component of unrealized gains or losses.

(2)	The net interest margin is equal to net interest income divided by average interest-earning assets.

(3)	In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35%.

(4)	Annualized and based on an actual/365 basis.

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

	Three Months Ended March 31,
	2007 vs. 2006
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$24,319	$4,459	$28,778
Securities	3,261	1,451	4,712
Federal funds sold and other temporary investments	611	78	689

Total increase in interest income	28,191	5,988	34,179

Interest-bearing liabilities:
Interest-bearing demand deposits	1,098	2,258	3,356
Savings and money market accounts	2,306	2,098	4,404
Certificates of deposit	3,569	3,691	7,260
Junior subordinated debentures	1,110	91	1,201
Federal funds purchased and other borrowings	684	135	819
Securities sold under repurchase agreements	139	102	241

Total increase in interest expense	8,906	8,375	17,281

Increase (decrease) in net interest income	$19,285	$(2,387)	$16,898

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

The Company made a $245,000 and $120,000 provision for credit losses for the quarters ended March 31, 2007 and 2006, respectively. For the quarter ended March 31, 2007, net charge-offs were $635,000 compared with net charge-offs of $11,000 for the quarter ended March 31, 2006.

Noninterest Income

The Company’s primary sources of recurring noninterest income are service charges on deposit accounts and other banking service related fees. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method. Banking related service fees include check cashing fees, official check fees, safe deposit box rent and currency handling fees. Noninterest income totaled $11.7 million for the three months ended March 31, 2007 compared with $7.7 million for the same period in 2006, an increase of $4.0 million or 52.2%. The increase was primarily due to an increase in insufficient funds charges and customer service charges which resulted from an increase in the number of accounts due to SNB acquisition on April 1, 2006 and the TXUI acquisition on January 31, 2007. As of March 31, 2007, approximately 109,000 deposit accounts were attributed to these two acquisitions.

Income from bank owned life insurance increased $248,000 for the quarter ended March 31, 2007 compared with the quarter ended March 31, 2006. Additional bank owned life insurance was acquired in the TXUI acquisition.

Gain on sale of held for sale loans increased $604,000 for the quarter ended March 31, 2007 compared with none in the same quarter of 2006. The increase was primarily due to the TXUI acquisition which included a mortgage operations division that originated mortgage loans for sale into the secondary market.

Other noninterest income increased $488,000 or 126.1% from $387,000 for the first quarter of 2006 compared with $875,000 for the same period in 2007. The change includes increases in Federal Home Loan Bank stock dividends, rental income, lockbox income and credit card income and was primarily due to the TXUI and SNB acquisitions.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Three months ended March 31,
	2007	2006
	(Dollars in thousands)
Service charges on deposit accounts	$8,510	$6,325
Banking related service fees	401	303
Brokered mortgage income	132	183
Trust and investment income	468	70
Income from leased assets	299	269
Bank owned life insurance income (BOLI)	368	120
Gain on sale of assets, net	14	10
Gain on sale of held for sale loans	604	—
Other noninterest income	875	387

Total noninterest income	$11,671	$7,667

Noninterest Expense

Noninterest expense totaled $27.3 million for the quarter ended March 31, 2007 compared with $17.2 million for the quarter ended March 31, 2006, an increase of $10.0 million or 58.1%. This increase was principally due to increases in salaries and employee benefits, net occupancy and equipment expense and core deposit intangibles amortization.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Salaries and employee benefits (1)	$15,302	$9,195
Non-staff expenses:
Net occupancy expense	2,458	1,681
Depreciation expense	1,876	1,175
Data processing	985	811
Communications expense	1,387	1,055
Printing and supplies	295	266
Professional fees	364	300
Regulatory assessments and FDIC insurance	218	169
Ad valorem and franchise taxes	596	488
Core deposit intangibles amortization	2,145	1,067
Other	1,645	1,042

Total non-staff expenses	11,969	8,054

Total noninterest expense	$27,271	$17,249

(1) Includes stock-based compensation expense of $432,000 and $172,000 for the three months ended March 31, 2007 and 2006, respectively.

Salaries and employee benefit expenses were $15.3 million for the quarter ended March 31, 2007 compared with $9.2 million for the quarter ended March 31, 2006, an increase of $6.1 million or 66.4%. The increase was principally due to additional staff associated with the SNB and TXUI acquisitions. The number of full-time equivalent (FTE) associates employed by the Company increased from 844 at March 31, 2006 to 1,432 at March 31, 2007.

Non-staff expenses increased $3.9 million, or 48.6%, to $12.0 million for the quarter ended March 31, 2007 compared with $8.1 million during the same period in 2006. The increase was principally due to additional general and administrative expenses associated with the SNB and TXUI acquisitions, increases in core deposit intangibles amortization related to such acquisitions and increases in depreciation and net occupancy and equipment expenses related to the addition of thirty-nine banking centers in connection with the TXUI acquisition on January 31, 2007 and six banking centers in connection with the SNB acquisition on April 1, 2006.

Income Taxes

Income tax expense increased $3.4 million to $10.0 million for the quarter ended March 31, 2007 compared with $6.6 million for the same period in 2006. The increase was primarily attributable to higher pretax net earnings for the quarter ended March 31, 2007 compared with the same period in 2006. The Company’s effective tax rate for the three months ended March 31, 2007 was 33.1% compared with 34.0% for the same period in 2006.

FINANCIAL CONDITION

Loan Portfolio

Total loans were $3.25 billion at March 31, 2007, an increase of $1.07 billion or 49.2% compared with $2.18 billion at December 31, 2006. The increase was primarily due to the TXUI and SNB acquisitions. At March 31, 2007, total loans outstanding acquired from TXUI totaled $1.09 billion and total loans acquired from SNB totaled $495.8 million. Period end loans comprised 67.4% of average earning assets for the quarter ended March 31, 2007 compared with 56.3% of average earning assets for the quarter ended December 31, 2006.

The following table summarizes the loan portfolio of the Company by type of loan as of March 31, 2007 and December 31, 2006:

	March 31, 2007		December 31, 2006
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$452,473	15.0%	$280,957	12.9%
Real estate:
Construction and land development	752,790	15.3	433,178	19.9
1-4 family residential	519,532	20.0	376,996	17.3
Home equity	93,348	3.8	63,427	2.9
Commercial mortgages	1,076,794	35.1	803,145	36.9
Farmland	57,971	1.9	30,925	1.4
Multifamily residential	89,844	2.0	77,980	3.6
Agriculture	51,550	1.7	26,504	1.2
Other	21,654	1.4	66,675	3.1
Consumer (net of unearned discount)	131,752	3.8	16,720	0.8

Total loans	$3,247,708	100.0%	$2,176,507	100.0%

Nonperforming Assets

The Company had $4.3 million in nonperforming assets at March 31, 2007 and $1.1 million in nonperforming assets at December 31, 2006, an increase of $3.2 million or 285.2%. The increase in nonperforming assets was primarily due to the TXUI and SNB acquisitions with $1.2 million in other real estate owned and nonaccrual loans being attributed to loans acquired from TXUI and $1.7 million in other real estate owned being attributed to SNB. The ratio of nonperforming assets to loans and other real estate was 0.13% at March 31, 2007 compared with 0.05% at December 31, 2006.

The Company generally places a loan on nonaccrual status and ceases accruing interest when the payment of principal or interest is delinquent for 90 days, or earlier in some cases, unless the loan is in the process of collection and the underlying collateral fully supports the carrying value of the loan. The Company generally charges off all loans before attaining nonaccrual status.

The following table presents information regarding past due loans and nonperforming assets as of the dates indicated:

	March 31, 2007	December 31, 2006
	(Dollars in thousands)
Nonaccrual loans	$1,307	$181
Restructured loans	—	—
Accruing loans 90 or more days past due	831	767

Total nonperforming loans	2,138	948
Repossessed assets	37	32
Other real estate	2,138	140

Total nonperforming assets	$4,313	$1,120

Nonperforming assets to total loans and other real estate	0.13%	0.05%

Allowance for Credit Losses

Management actively monitors the Company’s asset quality and provides specific loss allowances when necessary. The allowance for credit losses is a reserve established through charges to earnings in the form of a provision for credit losses. Loans are charged-off against the allowance for credit losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. As of March 31, 2007, the allowance for credit losses amounted to $36.3 million or 1.12% of total loans compared with $24.0 million or 1.10% of total loans at December 31, 2006.

Set forth below is an analysis of the allowance for credit losses for the three months ended March 31, 2007 and the year ended December 31, 2006:

	Three Months Ended March 31, 2007	Year Ended December 31, 2006
	(Dollars in thousands)
Average loans outstanding	$2,876,029	$2,037,379

Gross loans outstanding at end of period	$3,247,708	$2,176,507

Allowance for credit losses at beginning of period	$23,990	$17,203
Balance acquired with acquisitions	12,741	7,054
Provision for credit losses	245	504
Charge-offs:
Commercial and industrial	(591)	(353)
Real estate and agriculture	(245)	(128)
Consumer	(250)	(696)
Recoveries:
Commercial and industrial	235	95
Real estate and agriculture	101	59
Consumer	115	252

Net charge-offs	(635)	(771)

Allowance for credit losses at end of period	$36,341	$23,990

Ratio of allowance to end of period loans	1.12%	1.10%
Ratio of net charge-offs to average loans	0.02%	0.04%
Ratio of allowance to end of period nonperforming loans	1,699.8%	2,530.6%

Securities

The carrying cost of securities totaled $1.89 billion at March 31, 2007 compared with $1.59 billion at December 31, 2006, an increase of $296.0 million or 18.6%. At March 31, 2007, securities represented 29.9% of total assets compared with 34.7% of total assets at December 31, 2006.

The following table summarizes the amortized cost of securities as of the dates shown (available-for-sale securities are not adjusted for unrealized gains or losses):

	March 31, 2007	December 31, 2006
	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$591,933	$402,328
70% nontaxable preferred stock	24,000	24,000
States and political subdivisions	87,886	44,378
Corporate debt securities	5,214	6,218
Collateralized mortgage obligations	263,406	276,629
Mortgage-backed securities	900,972	829,195
Qualified Zone Academy Bond (QZAB)	8,000	8,000
Equity securities	7,318	4,093

Total amortized cost	$1,888,729	$1,594,841

Total fair value	$1,865,545	$1,565,427

Premises and Equipment

Premises and equipment, net of accumulated depreciation, totaled $118.3 million and $63.1 million at March 31, 2007 and December 31, 2006, respectively, an increase of $55.2 million or 87.6%. The increase is primarily due to 39 banking centers acquired in the TXUI acquisition and six banking centers acquired in the SNB acquisition.

Deposits

Total deposits were $4.93 billion at March 31, 2007 compared with $3.73 billion at December 31, 2006, an increase of $1.20 billion or 32.3%. The increase is due to the TXUI acquisition. At March 31, 2007, deposits attributed to TXUI totaled $1.28 billion. At March 31, 2007, noninterest-bearing deposits accounted for approximately 24.1% of total deposits compared with 22.4% of total deposits at December 31, 2006. Interest-bearing demand deposits totaled $3.74 billion or 75.9% of total deposits at March 31, 2007 compared with $2.89 billion or 77.6% of total deposits at December 31, 2006.

The following table summarizes the daily average balances and weighted average rates paid on deposits for the periods indicated below:

	Three Months Ended March 31, 2007		Year Ended December 31, 2006
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Interest-bearing demand	$860,328	2.23%	$602,946	1.90%
Regular savings	208,718	0.93	164,963	1.11
Money market savings	969,523	3.26	732,704	2.96
Time deposits	1,462,241	4.47	1,165,056	3.95

Total interest-bearing deposits	3,500,810	3.37	2,665,669	3.04
Noninterest-bearing deposits	1,035,294	—	783,431	—

Total deposits	$4,536,104	2.60%	$3,449,100	2.35%

Other Borrowings

The Company utilizes borrowings to supplement deposits to fund its lending and investment activities. Borrowings consist of funds from the Federal Home Loan Bank (“FHLB”) and correspondent banks. FHLB advances are considered short-term, overnight borrowings. At March 31, 2007, the Company had $65.6 million in FHLB borrowings of which $25.0 million consisted of FHLB advances and $40.6 million consisted of long-term FHLB notes payable compared with $26.4 million in FHLB borrowings at December 31, 2006, all of which consisted of long-term FHLB notes payable. The $39.2 million increase was primarily attributable to the $25.0 million outstanding FHLB advance and the assumption of additional long term notes payable in the TXUI acquisition. The maturity dates on the FHLB notes payable range from the years 2007 to 2027 and have interest rates ranging from 2.92% to 6.48%. The highest outstanding balance of FHLB advances during the first quarter of 2007 was $230.0 million compared with $116.0 million during the year ended December 31, 2006. The Company had no federal funds purchased at March 31, 2007 or December 31, 2006.

At March 31, 2007, the Company had $73.9 million in securities sold under repurchase agreements compared with $47.2 million at December 31, 2006, an increase of $26.7 million or 56.5%. The increase was primarily due to the TXUI acquisition.

The following table presents the Company’s borrowings at March 31, 2007 and December 31, 2006:

	March 31, 2007	December 31, 2006
	(Dollars in thousands)
FHLB advances	$25,000	$—
FHLB long term notes payable	40,621	26,408

Total other borrowings	65,621	26,408
Federal funds purchased	—	—
Securities sold under repurchase agreements	73,916	47,225

Total	$139,537	$73,633

Junior Subordinated Debentures

At March 31, 2007 and December 31, 2006, the Company had outstanding $145.4 million and $100.5 million, respectively, in junior subordinated debentures issued to the Company’s unconsolidated subsidiary trusts. The increase of $44.8 million was due to the Company’s assumption of $44.8 million in junior subordinated debentures issued by TXUI to its five subsidiary trusts.

A summary of pertinent information related to the Company’s thirteen issues of junior subordinated debentures outstanding at March 31, 2007 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate(1)	Junior Subordinated Debt Owed to Trusts	Maturity Date(2)
Prosperity Statutory Trust II	July 31, 2001	$15,000,000	3-month LIBOR + 3.58%, not to exceed 12.50%	$15,464,000	July 31, 2031
Prosperity Statutory Trust III	Aug. 15, 2003	12,500,000	6.50%(3)	12,887,000	Sept. 17, 2033
Prosperity Statutory Trust IV	Dec. 30, 2003	12,500,000	6.50%(4)	12,887,000	Dec. 30, 2033
First Capital Statutory Trust I(5)(10)	Mar. 26, 2002	20,000,000	3-month LIBOR +3.60%	20,619,000	Mar. 26, 2032
First Capital Statutory Trust II(5)	Sept. 26, 2002	7,500,000	3-month LIBOR +3.40%	7,732,000	Sept. 26, 2032
SNB Statutory Trust II(6)	Mar. 26, 2003	10,000,000	3-month LIBOR +3.15%	10,310,000	Mar. 26, 2033
SNB Capital Trust III(6)	Mar. 27, 2003	10,000,000	3-month LIBOR +3.15%	10,310,000	Mar. 27, 2033
SNB Capital Trust IV(6)	Sept. 25, 2003	10,000,000	3-month LIBOR +3.00%	10,310,000	Sept. 25, 2033
TXUI Statutory Trust I(7)	Sept. 7, 2000	7,000,000	10.60%	7,210,000	Sept. 7, 2030
TXUI Statutory Trust II(7)	Dec. 19, 2003	5,000,000	6.45% (8)	5,155,000	Dec. 19, 2033
TXUI Statutory Trust III(7)	Nov. 30, 2005	15,500,000	3-month LIBOR +1.39%	15,980,000	Dec. 15, 2035
Gateway Statutory Trust I(7) (10)	Mar. 26, 2002	4,000,000	3-month LIBOR +3.60%	4,124,000	Mar. 26, 2032
TXUI Statutory Trust IV(7)	Mar. 31, 2006	12,000,000	3-month LIBOR +1.39%	12,372,000	Jun. 30, 2036

(1)	The 3-month LIBOR in effect as of March 31, 2007 was 5.35%.
(2)	All debentures are callable five years from issuance date except for TXUI Statutory Trust I which is callable ten years from issuance date.
(3)	The debentures bear a fixed interest rate until September 17, 2008, when the rate begins to float on a quarterly basis based on the three-month LIBOR plus 3.00%.
(4)	The debentures bear a fixed interest rate until December 30, 2008, when the rate begins to float on a quarterly basis based on the three-month LIBOR plus 2.85%.
(5)	Assumed in connection with the First Capital acquisition on March 1, 2005.
(6)	Assumed in connection with the SNB acquisition on April 1, 2006.
(7)	Assumed in connection with the TXUI acquisition on January 31, 2007.
(8)	The debentures bear a fixed interest rate until December 19, 2008, when the rate begins to float on a quarterly basis based on the three-month LIBOR plus 2.85%.
(10)	The Company has notified the respective trustees of its intent to redeem in full all outstanding junior subordinated debentures of First Capital Statutory Trust I and Gateway Statutory Trust I on June 26, 2007 in the amount of $20.6 million and $4.1 million, respectively. The trusts in turn will redeem in full the trust preferred securities and common securities they issued.

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

Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of March 31, 2007, the Company had cash and cash equivalents of $201.7 million compared with $269.7 million at December 31, 2006. The decrease of $68.1 million is due to a reduction in federal funds sold of $87.5 million offset by an increase in cash and due from banks of $19.4 million primarily due to the TXUI acquisition.

Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of March 31, 2007 (other than deposit obligations). The Company’s future cash payments associated with its contractual obligations pursuant to its junior subordinated debentures, FHLB notes payable and operating leases as of March 31, 2007 are summarized below. Payments for FHLB notes payable do not include interest of $9.5 million that will be paid over the future periods presented. Payments related to leases are based on actual payments specified in underlying contracts.

	Payments due in:
	Remaining Fiscal 2007	Fiscal 2008-2009	Fiscal 2010-2011	Thereafter	Total
	(Dollars in thousands)
Junior subordinated debentures	$—	$—	$—	$145,360	$145,360
Federal Home Loan Bank notes payable	9,065	4,859	14,056	12,641	40,621
Operating leases	3,175	6,480	3,470	2,627	15,752

Total	$12,240	$11,339	$17,526	$160,628	$201,733

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

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit as of March 31, 2007 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Remaining Fiscal 2007	Fiscal 2008-2009	Fiscal 2010-2011	Thereafter	Total
	(Dollars in thousands)
Standby letters of credit	$9,218	$4,141	$40	$357	$13,756
Commitments to extend credit	436,217	193,255	14,557	111,811	755,840

Total	$445,435	$197,396	$14,597	$112,168	$769,596

Capital Resources

Total shareholders’ equity was $1.07 billion at March 31, 2007 compared with $664.4 million at December 31, 2006, an increase of $402.2 million or 60.5%. The increase was due primarily to net earnings of $20.2 million and the issuance of common stock in connection with the TXUI acquisition of $383.2 million, partially offset by dividends paid of $4.9 million for the three months ended March 31, 2007.

Both the Board of Governors of the Federal Reserve System, with respect to the Company, and the Federal Deposit Insurance Corporation (“FDIC”), with respect to the Bank, have established certain minimum risk-based capital standards that apply to bank holding companies and federally insured banks. As of March 31, 2007, the Company’s Tier 1 risk-based capital, total risk-based capital and leverage capital ratios were 11.90%, 12.94% and 8.31%, respectively. As of March 31, 2007, the Bank’s risk-based capital ratios were above the levels required for the Bank to be designated as “well capitalized” by the FDIC, with Tier-1 risk-based capital, total risk-based capital and leverage capital ratios of 10.88%, 11.92% and 7.67%, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company manages market risk, which for the Company is primarily interest rate risk, through its Asset Liability Committee which is composed of senior officers of the Company, in accordance with policies approved by the Company’s Board of Directors.

The Company uses simulation analysis to examine the potential effects of market changes on net interest income and market value. The Company considers macroeconomic variables, Company strategy, liquidity and other factors as it quantifies market risk. See the Company’s Annual Report on Form 10-K, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Interest Rate Sensitivity and Liquidity” which was filed on March 1, 2007 for further discussion.

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

Changes in internal control over financial reporting. On January 31, 2007, the Company completed the acquisition of TXUI. The Company is in the process of integrating TXUI and continuing its evaluation of internal controls pursuant to the Sarbanes-Oxley Act of 2002. Excluding the TXUI acquisition, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Neither the Company nor the Bank is currently a party to any material legal proceeding.

ITEM 1A. RISK FACTORS

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a. Not applicable

b. Not applicable

c. Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

Exhibit Number	Description of Exhibit

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with this Quarterly Report on Form 10-Q.
**	Furnished with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPERITY BANCSHARES, INC.® (Registrant)

Date:	05/10/07	/s/ David Zalman
David Zalman Chief Executive Officer

Date:	05/10/07	/s/ David Hollaway
David Hollaway Chief Financial Officer