Form 10-Q
period 2007-06-30
PROSPERITY BANCSHARES INC
filed 2007-08-09
CIK 1068851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER: 000-25051

PROSPERITY BANCSHARES, INC.®

(Exact name of registrant as specified in its charter)

TEXAS	74-2331986
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of August 1, 2007, there were outstanding 43,817,159 shares of the registrant’s Common Stock, par value $1.00 per share.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

INDEX TO FORM 10-Q

Page
PART I – FINANCIAL INFORMATION

Item 1. Interim Consolidated Financial Statements	3

Consolidated Balance Sheets as of June 30, 2007 (unaudited) and December 31, 2006 (unaudited)	3

Consolidated Statements of Income for the Three and Six Months Ended June 30, 2007 and 2006 (unaudited)	4

Consolidated Statements of Shareholders’ Equity for the Year Ended December 31, 2006 (unaudited) and for the Six Months Ended June 30, 2007 (unaudited)	5

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2007 and 2006 (unaudited)	6

Notes to Interim Consolidated Financial Statements (unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures about Market Risk	28

Item 4. Controls and Procedures	28

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	28

Item 1A. Risk Factors	28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3. Defaults upon Senior Securities	28

Item 4. Submission of Matters to a Vote of Security Holders	29

Item 5. Other Information	29

Item 6. Exhibits	29

Signatures	30

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

PROSPERITY BANCSHARES, INC®. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2007	December 31, 2006
	(In thousands, except share data)
ASSETS
Cash and due from banks	$153,854	$116,078
Federal funds sold	31,946	153,643

Total cash and cash equivalents	185,800	269,721
Interest bearing deposits in financial institutions	297	397
Available for sale securities, at fair value (amortized cost of $404,620 and $438,869, respectively)	399,509	434,331
Held to maturity securities, at cost (fair value of $1,383,603 and $1,131,096, respectively)	1,419,214	1,155,972
Loans held for investment	3,157,741	2,176,507
Loans held-for-sale	23,435	—
Less allowance for credit losses	(36,129)	(23,990)

Loans, net	3,145,047	2,152,517
Accrued interest receivable	30,361	20,364
Goodwill	736,624	424,339
Core deposit intangibles, net of accumulated amortization of $16,283 and $11,573, respectively	49,317	23,032
Bank premises and equipment, net	120,810	63,057
Other real estate owned	3,637	140
Bank Owned Life Insurance (BOLI)	44,536	14,176
Leased assets	4,076	3,709
Other assets	45,686	25,014

TOTAL ASSETS	$6,184,914	$4,586,769

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$1,184,172	$835,876
Interest-bearing	3,592,210	2,889,802

Total deposits	4,776,382	3,725,678
Other borrowings	59,499	26,408
Securities sold under repurchase agreements	86,035	47,225
Accrued interest payable	12,468	8,451
Other liabilities	48,337	14,077
Junior subordinated debentures	120,617	100,519

Total liabilities	5,103,338	3,922,358

SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $1 par value; 200,000,000 shares authorized; 43,848,001 and 32,829,873 shares issued at June 30, 2007 and December 31, 2006, respectively; 43,810,913 and 32,792,785 shares outstanding at June 30, 2007 and December 31, 2006, respectively	43,848	32,830
Capital surplus	798,698	425,557
Retained earnings	242,959	209,581
Accumulated other comprehensive loss — net unrealized loss on available for sale securities, net of tax benefit of $1,789 and $1,588, respectively	(3,322)	(2,950)
Less treasury stock, at cost, 37,088 shares	(607)	(607)

Total shareholders’ equity	1,081,576	664,411

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,184,914	$4,586,769

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$64,622	$41,578	$121,882	$70,060
Securities:
Taxable	20,819	18,510	41,480	35,065
Nontaxable	926	524	1,719	824
70% nontaxable preferred dividends	252	266	506	407
Federal funds sold.	677	131	1,568	334
Deposits in financial institutions	4	3	8	6

Total interest income.	87,300	61,012	167,163	106,696

INTEREST EXPENSE:
Deposits	31,421	20,875	60,534	34,968
Junior subordinated debentures	2,896	1,994	5,494	3,391
Securities sold under repurchase agreements	782	434	1,384	795
Note payable and federal funds sold	857	1,127	2,319	1,770

Total interest expense	35,956	24,430	69,731	40,924

NET INTEREST INCOME	51,344	36,582	97,432	65,772
PROVISION FOR CREDIT LOSSES	320	120	565	240

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	51,024	36,462	96,867	65,532

NONINTEREST INCOME:
Customer service fees	10,613	7,206	19,123	13,531
Other	3,232	1,950	6,393	3,292

Total noninterest income	13,845	9,156	25,516	16,823

NONINTEREST EXPENSE:
Salaries and employee benefits	16,496	11,732	31,798	20,927
Net occupancy expense	2,636	1,967	5,094	3,648
Depreciation expense	1,885	1,327	3,761	2,502
Data processing	1,172	989	2,157	1,800
Core deposit intangible amortization	2,566	1,358	4,711	2,425
Other	5,317	4,026	9,822	7,346

Total noninterest expense	30,072	21,399	57,343	38,648

INCOME BEFORE INCOME TAXES	34,797	24,219	65,040	43,707
PROVISION FOR INCOME TAXES	11,804	8,324	21,818	14,948

NET INCOME	$22,993	$15,895	$43,222	$28,759

EARNINGS PER SHARE
Basic	$0.53	$0.49	$1.03	$0.95

Diluted	$0.52	$0.48	$1.02	$0.94

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
	(Dollars in thousands, except share data)
BALANCE AT JANUARY 1, 2006	27,857,887	$27,858	$280,525	$160,883	$(3,942)	$(607)	$464,717
Comprehensive Income:
Net income				61,725			61,725
Net change in unrealized gain (loss) on available for sale securities.					992		992

Total comprehensive income							62,717

Common stock issued in connection with the exercise of stock options and restricted stock awards	523,761	524	7,268				7,792
Common stock issued in connection with the SNB Bancshares acquisition	4,448,225	4,448	136,914				141,362
Stock based compensation expense			850				850
Cash dividends declared, $0.41 per share				(13,027)			(13,027)

BALANCE AT DECEMBER 31, 2006	32,829,873	32,830	425,557	209,581	(2,950)	(607)	664,411
Comprehensive income:
Net income				43,222			43,222
Net change in unrealized gain (loss) on available for sale securities					(372)		(372)

Total comprehensive income							42,850

Common stock issued in connection with the exercise of stock options and restricted stock awards	248,186	248	2,068				2,316
Common stock issued in connection with the Texas United Bancshares acquisition	10,769,942	10,770	370,116				380,886
Stock based compensation expense			957				957
Cash dividends declared, $0.225 per share				(9,844)			(9,844)

BALANCE AT JUNE 30, 2007	43,848,001	$43,848	$798,698	$242,959	$(3,322)	$(607)	$1,081,576

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2007	2006
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$43,222	$28,759
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,472	4,927
Stock-based compensation expense	957	382
Provision for credit losses	565	240
Net amortization of discount on investments	(4,272)	32
Net gain on sale of other real estate	(100)	(9)
Net loss (gain) on sale of premises and equipment	4	(436)
Net gain on sale of held for sale loans	(914)	—
Proceeds from the sale of held-for-sale loans	136,629	—
Origination of held-for-sale loans	(36,308)	—
Net decrease (increase) in other assets and accrued interest receivable	2,877	(1,918)
Net increase (decrease) in accrued interest payable and other liabilities	10,307	7,277

Net cash provided by operating activities	161,439	39,254

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of held to maturity securities	131,109	173,566
Purchase of held to maturity securities	(274,421)	(54,166)
Proceeds from maturities, sales and principal paydowns of available for sale securities	422,233	33,172
Purchase of available for sale securities	(257,369)	—
Net decrease in interest-bearing deposits in financial institutions	100	—
Net decrease (increase) in loans	103,450	(64,273)
Purchase of bank premises and equipment	(4,090)	(1,661)
Net proceeds acquired from sale of bank premises, equipment, and other real estate	3,243	2,484
Purchase of SNB Bancshares, Inc.	—	(93,832)
Cash and cash equivalents acquired from SNB Bancshares, Inc.	—	18,020
Purchase of Grapeland Bancshares, Inc.	—	(74)
Purchase of Texas United Bancshares, Inc	(2,172)	—
Cash and cash equivalents acquired from Texas United Bancshares, Inc.	114,469	—

Net cash provided by investing activities	236,552	13,236

Table continued on next page.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2007	2006
	(Dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in noninterest-bearing deposits	(29,053)	35,093
Net decrease in interest-bearing deposits	(248,454)	(59,332)
Net (repayments) proceeds from lines of credit	(194,749)	1,807
Redemption of junior subordinated debentures	(24,743)	(6,000)
Net increase in securities sold under repurchase agreements	22,614	509
Proceeds from exercise of stock options	2,317	7,373
Payments of cash dividends	(9,844)	(6,061)

Net cash used in financing activities	(481,912)	(26,611)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(83,921)	$25,879
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	269,721	97,364

CASH AND CASH EQUIVALENTS, END OF PERIOD	$185,800	$123,243

NON-CASH ACTIVITIES:
Issuance of common stock for the acquisition of SNB Bancshares, Inc.	$—	$141,362
Issuance of common stock for the acquisition of Texas United Bancshares, Inc.	383,247	—

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$69,123	$39,775
Cash paid for income taxes	11,750	5,450

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2007

(UNAUDITED)

1. BASIS OF PRESENTATION

The interim consolidated financial statements include the accounts of Prosperity Bancshares, Inc. ® (the “Company”) and its wholly-owned subsidiaries, Prosperity Bank ® (the “Bank”) and Prosperity Holdings of Delaware, LLC. All significant inter-company transactions and balances have been eliminated.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Operating results for the six-month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

2. INCOME PER COMMON SHARE

The following table illustrates the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
Net income available to common shareholders	$22,993	$15,895	$43,222	$28,759

Weighted average common shares outstanding	43,796	32,483	41,816	30,179
Potential dilutive common shares	420	480	445	389

Weighted average common shares and equivalents outstanding	44,216	32,963	42,261	30,568

Basic earnings per common share	$0.53	$0.49	$1.03	$0.95

Diluted earnings per common share	$0.52	$0.48	$1.02	$0.94

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

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

JUNE 30, 2007

(UNAUDITED)

SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the Company on January 1, 2008 and is not expected to have a significant impact on the Company’s financial statements.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115.” SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for the Company on January 1, 2008. The Company is currently evaluating the effect the adoption of SFAS 159 will have on its financial statements.

Financial Accounting Standards Board Interpretations

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109.” The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109,” effective January 1, 2007. Interpretation 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met, the tax matter is ultimately settled, or the statute of limitations for examination by the appropriate taxing authority expires. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Interpretation 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. Penalties are recorded in other (gains) losses, net, and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of income. The Company has identified its federal tax return and its state franchise tax return in Texas as “major” tax jurisdictions, as defined. The only periods subject to examination for the Company’s federal return are the 2003 through 2006 tax years. The Company believes that its income tax filing positions and deductions will more-likely-than-not be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

4. GOODWILL AND CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles (CDI) for the six months ended June 30, 2007 were as follows:

	Goodwill	Core Deposit Intangibles
	(In thousands)
Balance as of December 31, 2006	$424,339	$23,032
Amortization	—	(4,711)
Acquisition of Texas United Bancshares, Inc.	312,388	30,996
Acquisitions prior to December 31, 2006 (deferred taxes)	(103)	—

Balance as of June 30, 2007	$736,624	$49,317

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

JUNE 30, 2007

(UNAUDITED)

Purchase accounting adjustments to prior year acquisitions were made to adjust deferred tax asset and liability balances. Goodwill is recorded on the acquisition date of each entity. The Company may record subsequent adjustments to goodwill for amounts undeterminable at acquisition date, such as deferred taxes and real estate valuations, and therefore the goodwill amounts reflected in the table above may change accordingly. The Company initially records the total premium paid on acquisitions as goodwill. After a third party valuation, core deposit intangibles are identified and reclassified from goodwill to core deposit intangibles on the balance sheet. This reclassification had no effect on total assets, liabilities, shareholders’ equity, net income or cash flows. Management performs an annual evaluation of whether any impairment of the goodwill and other intangibles has occurred. If any such impairment is determined, a write down is recorded. As of June 30, 2007, there were no impairments recorded on goodwill.

Core deposit intangibles are amortized on an accelerated basis over their estimated lives which the company believes is between 8 and 10 years. Gross core deposit intangibles outstanding were $65.6 million and $34.6 million at June 30, 2007 and December 31, 2006, respectively. Net core deposit intangibles outstanding were $49.3 million and $23.0 million for the same periods, respectively. Amortization expense related to intangible assets totaled $2.6 million and $1.4 million for the three months ended June 30, 2007 and 2006, respectively and $4.7 million and $2.4 million for the six months ended June 30, 2007 and 2006, respectively. Both increases are primarily due to the TXUI acquisition. The estimated aggregate future amortization expense for intangible assets remaining as of June 30, 2007 is as follows (dollars in thousands):

2007	$5,101
2008	9,201
2009	8,180
2010	7,166
2011	6,044
Thereafter	13,625

Total	$49,317

5. STOCK BASED COMPENSATION

The Company had two stock-based employee compensation plans at June 30, 2007 and five stock option plans assumed in connection with acquisitions under which no additional options will be granted. Prior to 2003, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The Company adopted SFAS 123 on January 1, 2003 and SFAS 123(R) on January 1, 2006. The Company recognized $957,000 and $382,000 in stock-based compensation expense for the six months ended June 30, 2007 and 2006, respectively and $524,000 and $210,000 in stock-based compensation expense for the three months ended June 30, 2007 and 2006, respectively. There was approximately $200,000 and $13,000 of income tax benefit recorded for the stock-based compensation expense for the six months ended June 30, 2007 and 2006, respectively and $112,000 and $13,000 of income tax benefit recorded for the stock-based compensation expense for the three months ended June 30, 2007 and 2006, respectively.

The Company has granted shares of common stock (“restricted stock”) to certain directors and associates under the Company’s 2004 Stock Incentive Plan. The awardee is not entitled to the shares until they vest, which is generally over a 1 to 5 year period, but the awardee is entitled to receive dividends on and vote the shares prior to vesting. The shares granted do not have a cost to the awardee and the only requirement of vesting is continued service to the Company. Compensation cost related to restricted stock is calculated based on the fair value of the shares at the date of grant. If the awardee leaves the Company before the shares vest, the unvested shares are forfeited. As of June 30, 2007, there were 81,521 shares of restricted stock outstanding with a weighted average grant date fair value of $34.89.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

JUNE 30, 2007

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

The fair value of options was estimated using an option-pricing model with the following weighted average assumptions:

	June 30,
	2007	2006
Expected life (years)	4.44	4.61
Risk free interest rate	4.22%	4.16%
Volatility	20.99%	21.34%
Dividend yield	1.23%	1.27%

A summary of changes in outstanding vested and unvested options during the six months ended June 30, 2007 is set forth below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Options outstanding, beginning of period	1,142	$21.68
Options granted (1)	210	16.17
Options forfeited	(21)	24.57
Options exercised	(172)	13.50

Options outstanding, end of period	1,159	$21.97	6.02	$12,508

Options exercisable, end of period	442	$14.58	4.02	$8,036

(1)	Includes 179,956 options assumed in the acquisition of TXUI.

A total of 30,000 options were granted during the six months ended June 30, 2007 and no options were granted during the six months ended June 30, 2006. The Company assumed 179,956 options in connection with the TXUI acquisition which were fully vested upon consummation of the transaction. The total intrinsic value of the options exercised during the six month periods ended June 30, 2007 and 2006 was $3.3 million and $8.7 million, respectively. Excluding the shares assumed in the TXUI acquisition in 2007, the total fair value of shares vested during the six month periods ended June 30, 2007 and 2006 was $183,000 and $176,000, respectively.

A summary of changes in non-vested options is set forth below:

	Six Months Ended June 30,
	2007		2006
	Number of Options	Weighted Average Grant Date Fair Value	Number of Options	Weighted Average Grant Date Fair Value
	(In thousands)		(In thousands)
Non-vested options outstanding, beginning of period	778	$5.93	849	$5.52
Options granted	30	9.11	—	—
Non-vested options forfeited	(21)	5.16	(20)	5.44
Options vested	(70)	2.61	(68)	2.56

Non-vested options outstanding, end of period	717	$6.40	761	$5.80

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(CONTINUED)

JUNE 30, 2007

(UNAUDITED)

The Company received $2.3 million and $7.4 million in cash from the exercise of stock options during the six month periods ended June 30, 2007 and 2006, respectively. The increase in cash received for the exercise of stock options for the six months ended June 30, 2006 was primarily due to the exercise of options assumed in connection with the SNB acquisition. The Company assumed 467,578 options with a weighted average exercise price of $15.10, of which 383,202 were exercised during the six months ended June 20, 2006. There was no tax benefit realized from option exercises of the stock-based compensation arrangements during the six month periods ended June 30, 2007 and 2006.

As of June 30, 2007, there was $4.5 million of total unrecognized compensation expense related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.1 years.

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

As a result of the acquisition of TXUI, the consolidated statement of income and consolidated statement of cash flows for the three months and six months ended June 30, 2007 include the results of operations and cash flows, respectively, of TXUI beginning February 1, 2007. In addition, the consolidated balance sheet as of June 30, 2007 includes preliminary estimates of the fair values of assets acquired and liabilities assumed as of the acquisition date for TXUI. The Company has not completed its assessment of the fair values of the acquired TXUI assets and liabilities and therefore the allocation of the purchase price is subject to revision.

The table below summarizes select pro forma data for the two combined companies for the periods indicated, assuming that the transaction was consummated on January 1 of the earliest indicated period:

	For the six months ended June 30,
	2007	2006
	(In thousands, except per share amounts)
Net interest income	$103,682	$110,225
Net income	45,134	44,502
Earnings per share (diluted)	1.02	1.00

7. PENDING ACQUISITION

On May 3, 2007, the Company announced its proposed acquisition of The Bank of Navasota, N.A., Navasota, Texas (“Navasota”). Under the terms of the merger agreement, Navasota will be merged into the Bank. The Company will issue approximately 251,000 shares of its common stock and pay approximately $8.6 million in cash for all of the issued and outstanding capital stock of Navasota, with the amount of common stock and cash subject to adjustment. Navasota operates one banking office in Navasota, Texas. As of June 30, 2007, Navasota had total assets of $73.4 million, loans of $33.0 million, deposits of $63.8 million and shareholders’ equity of $9.1 million.

8. REDEMPTION OF JUNIOR SUBORDINATED DEBENTURES

On June 26, 2007, the Company redeemed in full the debentures held by First Capital Statutory Trust I in the amount of $20.6 million and the debentures held by Gateway Statutory Trust I in the amount $4.1 million. The debentures redeemed bore interest at a floating rate of 3 month LIBOR + 3.60%. The trusts in turn redeemed in full the trust preferred securities and common securities they issued.

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

PENDING ACQUISITION

On May 3, 2007, the Company announced its proposed acquisition of The Bank of Navasota, N.A., Navasota, Texas (“Navasota”). Under the terms of the merger agreement, The Bank of Navasota will be merged into the Bank. The Company will issue approximately 251,000 shares of its common stock and pay approximately $8.6 million in cash for all of the issued and outstanding capital stock of Navasota, with the amount of common stock and cash subject to adjustment. Navasota operates one banking office in Navasota, Texas. As of June 30, 2007, Navasota had total assets of $73.4 million, loans of $33.0 million, deposits of $63.8 million and shareholders’ equity of $9.1 million.

OVERVIEW

The Company, a Texas corporation, was formed in 1983 as a vehicle to acquire the former Allied First Bank in Edna, Texas which was chartered in 1949 as The First National Bank of Edna. The Company is a registered financial holding company that derives substantially all of its revenues and income from the operation of its bank subsidiary, Prosperity Bank® (“Prosperity Bank®” or the “Bank”). The Bank provides a wide array of financial products and services to small and medium-sized businesses and consumers. At June 30, 2007, the Bank operated one hundred twenty-four (124) full-service banking locations in Texas; with forty (40) in the Greater Houston Consolidated Metropolitan Statistical Area (“CMSA”), thirty-three (33) in the south Texas area including Corpus Christi and Victoria, twenty-seven (27) in the Dallas/Fort Worth area, two (2) in East Texas twenty-two (22) in the Central Texas area including Austin and Bryan/College Station and one (1) loan production office in San Antonio. The Greater Houston CMSA includes Austin, Brazoria, Chambers, Fort Bend, Galveston, Harris, Liberty, Montgomery, San Jacinto and Waller counties. The Company’s headquarters are located at Prosperity Bank Plaza, 4295 San Felipe in Houston, Texas and its telephone number is (713) 693-9300. The Company’s website address is www.prosperitybanktx.com. Information contained on the Company’s website is not incorporated by reference into this quarterly report on Form 10-Q and is not part of this or any other report.

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

Three principal components of the Company’s growth strategy are internal growth, stringent cost control practices and strategic merger transactions. The Company focuses on continual internal growth. Each banking center is operated as a separate profit center, maintaining separate data with respect to its net interest income, efficiency ratio, deposit growth, loan growth and overall profitability. Banking center presidents and managers are accountable for performance in these areas and compensated accordingly. The Company also focuses on maintaining stringent cost control practices and policies. The Company has invested significantly in the infrastructure required to centralize many of its critical operations, such as data processing and loan processing. Management believes that this centralized infrastructure can accommodate substantial additional growth while enabling the Company to minimize operational costs through certain economies of scale. The Company also intends to continue to seek expansion opportunities. On April 1, 2006, the Company acquired SNB Bancshares, Inc. (the “SNB acquisition”) which added six (6) banking centers and on January 31, 2007, the Company acquired Texas United Bancshares, Inc. (the “TXUI acquisition”) which added thirty-nine (39) banking centers after two locations were consolidated with existing Prosperity banking centers.

Total assets were $6.18 billion at June 30, 2007 compared with $4.59 billion at December 31, 2006, an increase of $1.60 billion or 34.8%. Total loans were $3.18 billion at June 30, 2007 compared with $2.18 billion at December 31, 2006, an increase of $1.00 billion or 46.2%. Total deposits were $4.78 billion at June 30, 2007 compared with $3.73 billion December 31, 2006, an increase of $1.05 billion or 28.2%. Shareholders’ equity increased $417.2 million or 62.8%, to $1.08 billion at June 30, 2007 compared with $664.4 million at December 31, 2006. The increases were primarily due to the TXUI acquisition.

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

Allowance for Credit Losses—The allowance for credit losses is established through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses which it believes is adequate for estimated losses inherent in the Company’s loan portfolio. Based on an evaluation of the loan portfolio, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. In making its evaluation, management considers factors such as historical loan loss experience, industry diversification of the Company’s commercial loan portfolio, the amount of nonperforming assets and related collateral, the volume, growth and composition of the Company’s loan portfolio, current economic changes that may affect the borrower’s ability to pay and the value of collateral, the evaluation of the Company’s loan portfolio through its internal loan review process and other relevant factors. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. Charge-offs occur when loans are deemed to be uncollectible. The allowance for credit losses includes allowance allocations calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS 118, and allowance allocations determined in accordance with SFAS No. 5, Accounting for Contingencies.

Goodwill—Goodwill and intangible assets that have indefinite useful lives are subject to at least an annual impairment test and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of each of the Company’s reporting units compared with its carrying value. If the carrying amount exceeds the fair value of a reporting unit, a second test is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment. Intangible assets that are not amortized will be tested for impairment at least annually by comparing the fair values of those assets to their carrying values. Other identifiable intangible assets that are subject to amortization are amortized on an accelerated basis over the years expected to be benefited, which the Company believes is between eight and ten years. These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value to carrying value. Based on the Company’s annual goodwill impairment test as of September 30, 2006, management does not believe any of its goodwill is impaired as of June 30, 2007. While the Company believes no impairment existed at June 30, 2007 under accounting standards applicable at that date, different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation and financial condition or future results of operations.

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

RESULTS OF OPERATIONS

Net income available to common shareholders was $23.0 million ($0.52 per common share on a diluted basis) for the quarter ended June 30, 2007 compared with $15.9 million ($0.48 per common share on a diluted basis) for the quarter ended June 30, 2006, an increase in net income of $7.1 million, or 44.7%. The Company posted returns on average common equity of 8.54% and 10.15%, returns on average assets of 1.47% and 1.40% and efficiency ratios of 46.19% and 47.24% for the quarters ended June 30, 2007 and 2006, respectively. The efficiency ratio is calculated by dividing total noninterest expense (excluding credit loss provisions) by net interest income plus noninterest income (excluding securities gains and losses and net gain on sale of assets). Additionally, taxes are not part of this calculation.

For the six months ended June 30, 2007, net income available to common shareholders was $43.2 million ($1.02 per common share on a diluted basis) compared with $28.8 million ($0.94 per common share on a diluted basis) for the same period in 2006, an increase in net income of $14.5 million or 50.3%. The Company posted returns on average common equity of 8.59% and 10.43%, returns on average assets of 1.44% and 1.41% and efficiency ratios of 46.68% and 47.05% for the six months ended June 30, 2007 and 2006, respectively.

Net Interest Income

The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.”

Net interest income before the provision for credit losses and on a tax equivalent basis was $52.1 million for the quarter ended June 30, 2007 compared with $37.1 million for the quarter ended June 30, 2006, an increase of $15.1 million, or 40.6%. Net interest income increased as a result of an increase in average interest-earning assets to $5.11 billion for the quarter ended June 30, 2007 compared with $3.89 billion for the quarter ended June 30, 2006, an increase of $1.22 billion, or 31.2%. The increase in average earning assets was primarily attributable to increases in average loans and securities from the quarter ended June 30, 2006 compared with the quarter ended June 30, 2007 resulting primarily from the TXUI acquisition on January 31, 2007.

The net interest margin on a tax equivalent basis increased to 4.09% for the quarter ended June 30, 2007 compared with 3.82% for the quarter ended June 30, 2006. The rate paid on interest-bearing liabilities increased 45 basis points from 3.20% for the quarter ended June 30, 2006 to 3.65% for the quarter ended June 30, 2007. The yield on earning assets increased 56 basis points from 6.29% for the quarter ended June 30, 2006 to 6.85% for the quarter ended June 30, 2007. The volume of interest-bearing liabilities increased $894.8 million and the volume of interest-earning assets increased $1.22 billion for the same periods.

Net interest income before the provision for credit losses and on a tax equivalent basis increased $32.3 million, or 48.5%, to $98.9 million for the six months ended June 30, 2007 compared with $66.6 million for the same period in 2006. This increase is mainly attributable to higher average interest-earning assets resulting from an increase in average loans resulting from the acquisition of TXUI. The net interest margin on a tax equivalent basis increased to 4.02% compared with 3.82% for the same periods principally due to a 69 basis point increase in the yield on earning assets from 6.11% for the six months ended June 30, 2006 to 6.80% for the six months ended June 30, 2007, partially offset by a 63 basis point increase in the rate paid on interest-bearing liabilities from 3.01% for the six months ended June 30, 2006 to 3.64% for the six months ended June 30, 2007.

The following tables set forth, for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the three and the six month periods ended June 30, 2007 and 2006. The tables also set forth the average rate paid on total interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Except as indicated in the footnotes, no tax-equivalent adjustments were made and all average balances are daily average balances. Any nonaccruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended June 30,
	2007			2006
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (2)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (2)
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$3,219,900	$64,622	8.05%	$2,174,278	$41,578	7.67%
Securities (1)	1,837,702	21,996	4.79	1,707,314	19,300	4.52
Federal funds sold and other temporary investments	51,238	682	5.34	11,064	134	4.86

Total interest-earning assets	5,108,840	87,300	6.85%	3,892,656	61,012	6.29%

Less allowance for credit losses	(36,348)			(24,300)

Total interest-earning assets, net of allowance	5,072,492			3,868,356
Noninterest-earning assets	1,175,434			678,864

Total assets	$6,247,926			$4,547,220

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$839,596	$4,193	2.00%	$665,882	$3,324	2.00%
Savings and money market accounts	1,241,951	9,030	2.92	917,424	5,696	2.49
Certificates of deposit	1,588,052	18,198	4.60	1,236,668	11,855	3.85
Junior subordinated debentures	141,236	2,896	8.22	100,519	1,994	7.96
Federal funds purchased and other borrowings	65,892	857	5.22	90,164	1,127	5.01
Securities sold under repurchase agreements	75,809	782	4.14	47,076	434	3.70

Total interest-bearing liabilities	3,952,536	35,956	3.65%	3,057,733	24,430	3.20%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	1,168,630			829,653
Other liabilities	49,799			33,198

Total liabilities	5,170,965			3,920,584

Shareholders’ equity	1,076,961			626,636

Total liabilities and shareholders’ equity	$6,247,926			$4,547,220

Net interest rate spread			3.20%			3.09%
Net interest income and margin (3)		$51,344	4.03%		$36,582	3.77%

Net interest income and margin (tax-equivalent basis) (4)		$52,141	4.09%		$37,077	3.82%

(1)	Yield is based on amortized cost and does not include any component of unrealized gains or losses.

(2)	Annualized.

(3)	The net interest margin is equal to net interest income divided by average interest-earning assets.

(4)	In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35%.

	Six Months Ended June 30,
	2007			2006
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (2)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (2)
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$3,045,020	$121,882	8.07%	$1,864,558	$70,060	7.58%
Securities (1)	1,852,538	43,705	4.72	1,640,160	36,296	4.43
Federal funds sold and other temporary investments	61,288	1,576	5.19	14,522	340	4.72

Total interest-earning assets	4,958,846	167,163	6.80%	3,519,240	106,696	6.11%

Less allowance for credit losses	(34,173)			(20,793)

Total interest-earning assets, net of allowance	4,924,673			3,498,447
Noninterest-earning assets	1,090,636			574,131

Total assets	$6,015,309			$4,072,578

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$848,943	$8,923	2.12%	$572,589	$4,698	1.65%
Savings and money market accounts	1,209,377	17,297	2.88	828,111	9,559	2.33
Certificates of deposit	1,520,229	34,314	4.55	1,139,978	20,711	3.66
Junior subordinated debentures	133,763	5,494	8.28	84,023	3,391	8.14
Federal funds purchased and other borrowings	88,075	2,319	5.31	72,002	1,770	4.96
Securities sold under repurchase agreements	67,515	1,384	4.13	44,920	795	3.57

Total interest-bearing liabilities	3,867,902	69,731	3.64%	2,741,623	40,924	3.01%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	1,097,824			750,806
Other liabilities	43,344			28,470

Total liabilities	5,009,070			3,520,899

Shareholders’ equity	1,006,239			551,679

Total liabilities and shareholders’ equity	$6,015,309			$4,072,578

Net interest rate spread			3.16%			3.10%
Net interest income and margin (3)		$97,432	3.96%		$65,772	3.77%

Net interest income and margin (tax-equivalent basis) (4)		$98,905	4.02%		$66,601	3.82%

(1)	Yield is based on amortized cost and does not include any component of unrealized gains or losses.

(2)	Annualized.

(3)	The net interest margin is equal to net interest income divided by average interest-earning assets.

(4)	In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35%.

The following tables present the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase (decrease) related to changes in outstanding balances and the volatility of interest rates. For purposes of these tables, changes attributable to both rate and volume that cannot be segregated have been allocated to rate.

	Three Months Ended June 30,
	2007 vs. 2006
	Increase (Decrease) Due to		Total
	Volume	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$19,995	$3,049	$23,044
Securities	1,474	1,222	2,696
Federal funds sold and other temporary investments	487	61	548

Total increase in interest income	21,956	4,332	26,288

Interest-bearing liabilities:
Interest-bearing demand deposits	867	2	869
Savings and money market accounts	2,015	1,319	3,334
Certificates of deposit	3,368	2,975	6,343
Junior subordinated debentures	808	94	902
Federal funds purchased and other borrowings	(303)	33	(270)
Securities sold under repurchase agreements	265	83	348

Total increase in interest expense	7,020	4,506	11,526

Increase (decrease) in net interest income	$14,936	$(174)	$14,762

	Six Months Ended June 30,
	2007 vs. 2006
	Increase (Decrease) Due to		Total
	Volume	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$44,355	$7,467	$51,822
Securities	4,700	2,709	7,409
Federal funds sold and other temporary investments	1,095	141	1,236

Total increase in interest income	50,150	10,317	60,467

Interest-bearing liabilities:
Interest-bearing demand deposits	2,267	1,958	4,225
Savings and money market accounts	4,401	3,337	7,738
Certificates of deposit	6,908	6,695	13,603
Junior subordinated debentures	2,007	96	2,103
Federal funds purchased and other borrowings	395	154	549
Securities sold under repurchase agreements	400	189	589

Total increase in interest expense	16,378	12,429	28,807

Increase (decrease) in net interest income	$33,772	$(2,112)	$31,660

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

The Company made a $320,000 provision for credit losses for the quarter ended June 30, 2007 and a $120,000 provision for the quarter ended June 30, 2006. For the quarter ended June 30, 2007, net charge-offs were $531,000 compared with net charge-offs of $206,000 for the quarter ended June 30, 2006. The Company made a $565,000 provision for credit losses for the six months ended June 30, 2007 and a $240,000 provision for the six months ended June 30, 2006. Net charge-offs were $1.2 million for the six months ended June 30, 2007 compared with $217,000 for the six months ended June 30, 2006.

Noninterest Income

The Company’s primary sources of noninterest income are service charges on deposit accounts and other banking service related fees. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method. Banking related service fees include check cashing fees, official check fees, safe deposit box rent and currency handling fees. Noninterest income totaled $13.8 million for the three months ended June 30, 2007 compared with $9.2 million for the same period in 2006, an increase of $4.7 million, or 51.2%. Noninterest income increased $8.7 million, or 51.7%, to $25.5 million for the six months ended June 30, 2007 compared with $16.8 million for the same period in 2006. The changes during both periods were primarily due to an increase in insufficient funds charges and customer service charges which resulted from the increase in the number of accounts due to the TXUI acquisition on January 31, 2007. At June 30, 2007, the TXUI acquisition added approximately 86,000 deposit accounts and over 33,000 debit cards.

Income from bank owned life insurance increased $375,000 for the quarter ended June 30, 2007 compared with the quarter ended June 30, 2006 and increased $622,000 for the six months ended June 30, 2007 compared with the six months ended June 30, 2006. The increase was primarily due to the additional bank owned life insurance acquired in the TXUI acquisition.

The net gain on sale of held-for-sale loans was $310,000 for the three months ended June 30, 2007 compared with no activity for the three months ended June 30, 2006. The net gain on sale of held-for-sale loans was $913,000 for the six months ended June 30, 2007 compared with no activity for the same period in 2006. The increases were primarily due to the TXUI acquisition which included a mortgage operations division that originates mortgage loans for sale into the secondary market.

Other noninterest income increased $320,000 or 65.7% from $487,000 for the second quarter of 2006 compared with $807,000 for the same period in 2007. Other noninterest income increased $807,000 or 92.3% from $874,000 to $1.7 million for the six months ended June 30, 2007. The changes include increases in Federal Home Loan Bank stock dividends, rental income, lockbox income and credit card income and were primarily due to the TXUI acquisition.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Service charges on deposit accounts	$10,613	$7,206	$19,123	$13,531
Banking related service fees	440	342	842	645
Brokered mortgage income	254	245	386	428
Investment income	507	43	976	113
Income from leased assets	328	268	627	537
Bank owned life insurance income (BOLI)	504	129	872	250
Net gain on sale of assets	82	436	96	445
Net gain on sale of held-for-sale loans	310	—	913	—
Other noninterest income	807	487	1,681	874

Total noninterest income	$13,845	$9,156	$25,516	$16,823

Noninterest Expense

Noninterest expense totaled $30.1 million for the quarter ended June 30, 2007 compared with $21.4 million for the quarter ended June 30, 2006, an increase of $8.7 million, or 40.5%. This increase occurred primarily in salaries and employee benefits, core deposit intangibles amortization and depreciation expense. Noninterest expense totaled $57.3 million for the six months ended June 30, 2007 compared with $38.6 million for the six months ended June 30, 2006, an increase of $18.7 million, or 48.4%. The increases during both periods were primarily due to the TXUI acquisition. The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Salaries and employee benefits (1)	$16,496	$11,732	$31,798	$20,927
Non-staff expenses:
Net occupancy expense	2,636	1,967	5,094	3,648
Depreciation	1,885	1,327	3,761	2,502
Data processing	1,172	989	2,157	1,800
Communications expense	1,587	1,106	2,974	2,161
Professional fees	471	398	836	699
Regulatory assessments and FDIC insurance	320	161	538	330
Ad valorem and franchise taxes	688	583	1,285	1,071
Core deposit intangibles amortization	2,566	1,358	4,711	2,425
Other	2,251	1,778	4,189	3,085

Total non-staff expenses	13,576	9,667	25,545	17,721

Total noninterest expense	$30,072	$21,399	$57,343	$38,648

(1)	Includes stock based compensation expense of $524,000 and $210,000 for the three months ended June 30, 2007 and 2006, respectively, and $957,000 and $382,000 for the six months ended June 30, 2007 and 2006, respectively.

Salaries and employee benefit expenses were $16.5 million for the quarter ended June 30, 2007 compared with $11.7 million for the quarter ended June 30, 2006, an increase of $4.8 million, or 40.6%. For the six months ended June 30, 2007, salaries and employee benefit expenses were $31.8 million, an increase of $10.9 million or 51.9% compared with $20.9 million for the six months ended June 30, 2006. The increases during both periods were principally due to additional staff associated with the TXUI acquisition on January 31, 2007. The number of full-time equivalent (FTE) associates employed by the Company increased from 931 at June 30, 2006 to 1,408 at June 30, 2007.

Non-staff expenses increased $3.9 million, or 40.4%, to $13.6 million for the quarter ended June 30, 2007 compared with $9.7 million during the same period in 2006. Non-staff expenses increased $7.8 million, or 44.2%, to $25.5 million for the six months ended June 30, 2007 compared with $17.7 million during the same period in 2006. The increases during both periods were principally due to additional expenses associated with the TXUI acquisition, increases in core deposit intangibles amortization related to the 2006 and 2007 acquisitions and increases in depreciation and net occupancy and equipment expenses related to the addition of thirty-nine banking centers in connection with the TXUI acquisition on January 31, 2007 and six banking centers in connection with the SNB acquisition on April 1, 2006.

Income Taxes

Income tax expense increased $3.5 million or 41.8% to $11.8 million for the quarter ended June 30, 2007 compared with $8.3 million for the same period in 2006. For the six months ended June 30, 2007, income tax expense totaled $21.8 million, an increase of $6.9 million or 46.0% compared with $14.9 million for the same period in 2006. Both increases were primarily attributable to higher pretax net earnings for the quarter and six months ended June 30, 2007 compared with the same respective periods in 2006. The effective tax rate for the three months ended June 30, 2007 and 2006 was 33.9% and 34.4%, respectively. The effective tax rate for the six months ended June 30, 2007 and 2006 was 33.5% and 34.2%, respectively.

FINANCIAL CONDITION

Loan Portfolio

Total loans were $3.18 billion at June 30, 2007, an increase of $1.00 billion or 46.2% compared with $2.18 billion at December 31, 2006. The increase was due to loans acquired in the TXUI acquisition. At June 30, 2007, total loans outstanding acquired from TXUI totaled $1.04 billion. Period end loans comprised 62.3% of average earning assets for the quarter ended June 30, 2007 compared with 56.3% of average earning assets for the quarter ended December 31, 2006.

The following table summarizes the loan portfolio of the Company by type of loan as of June 30, 2007 and December 31, 2006:

	June 30, 2007		December 31, 2006
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$456,477	14.3%	$280,957	12.9%
Real estate:
Construction and land development	715,385	22.5	433,178	19.9
1-4 family residential	527,234	16.6	376,996	17.3
Home equity	94,960	3.0	63,427	2.9
Commercial mortgages	1,036,111	32.6	803,145	36.9
Farmland	59,734	1.9	30,925	1.4
Multifamily residential	91,193	2.9	77,980	3.6
Agriculture	57,309	1.8	26,504	1.2
Other	17,049	0.5	66,675	3.1
Consumer (net of unearned discount)	125,724	3.9	16,720	0.8

Total loans	$3,181,176	100.0%	$2,176,507	100.0%

Nonperforming Assets

The Company had $11.2 million in nonperforming assets at June 30, 2007 and $1.1 million in nonperforming assets at December 31, 2006, an increase of $10.1 million or 899.4%. The non-performing assets at June 30, 2007 consisted of eighty-three (83) separate credits or ORE properties. Of the $10.1 million increase from December 31, 2006 to June 30, 2007, $3.3 million was attributable to two ORE properties and an additional $2.8 million was attributable to two accruing loans 90 or more days past due. Both ORE properties were under contract to be sold at June 30, 2007 and both accruing loans 90 or more days past due were scheduled to be paid off or otherwise resolved at June 30, 2007. Subsequent to June 30, 2007, all four non-performing assets have been resolved as scheduled. The ratio of nonperforming assets to loans and other real estate was 0.35% at June 30, 2007 compared with 0.05% at December 31, 2006.

The Company generally places a loan on nonaccrual status and ceases accruing interest when the payment of principal or interest is delinquent for 90 days, or earlier in some cases, unless the loan is in the process of collection and the underlying collateral fully supports the carrying value of the loan. The Company generally charges off all loans before attaining nonaccrual status.

The following table presents information regarding nonperforming assets as of the dates indicated:

	June 30, 2007	December 31, 2006
	(Dollars in thousands)
Nonaccrual loans	$1,265	$181
Restructured loans	—	—
Accruing loans 90 or more days past due	6,216	767

Total nonperforming loans	7,481	948
Repossessed assets	75	32
Other real estate	3,637	140

Total nonperforming assets	$11,193	$1,120

Nonperforming assets to total loans and other real estate	0.35%	0.05%

Allowance for Credit Losses

Management actively monitors the Company’s asset quality and provides specific loss allowances when necessary. Loans are charged-off against the allowance for credit losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. As of June 30, 2007, the allowance for credit losses amounted to $36.1 million or 1.14% of total loans compared with $24.0 million or 1.10% of total loans at December 31, 2006.

Set forth below is an analysis of the allowance for credit losses for the six months ended June 30, 2007 and the year ended December 31, 2006:

	Six Months Ended June 30, 2007	Year Ended December 31, 2006
	(Dollars in thousands)
Average loans outstanding	$3,045,020	$2,037,379

Gross loans outstanding at end of period	$3,181,176	$2,176,507

Allowance for credit losses at beginning of period	$23,990	$17,203
Balance acquired with acquisitions	12,740	7,054
Provision for credit losses	565	504
Charge-offs:
Commercial and industrial	(496)	(353)
Real estate and agriculture	(462)	(128)
Consumer	(1,095)	(696)
Recoveries:
Commercial and industrial	117	95
Real estate and agriculture	141	59
Consumer	629	252

Net charge-offs	(1,166)	(771)

Allowance for credit losses at end of period	$36,129	$23,990

Ratio of allowance to end of period loans	1.14%	1.10%
Ratio of net charge-offs to average loans	0.04%	0.04%
Ratio of allowance to end of period nonperforming loans	482.9%	2,530.6%

Securities

Carrying cost of securities totaled $1.82 billion at June 30, 2007 compared with $1.59 billion at December 31 2006, an increase of $228.4 million or 14.4%. The increase was principally due to securities acquired in the TXUI acquisition. At June 30, 2007, securities represented 29.4% of total assets compared with 34.7% of total assets at December 31, 2006.

The following table summarizes the amortized cost of securities as of the dates shown (available-for-sale securities are not adjusted for unrealized gains or losses):

	June 30, 2007	December 31, 2006
	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$429,558	$402,328
70% nontaxable preferred stock	24,000	24,000
States and political subdivisions	87,421	44,378
Corporate debt securities	4,212	6,218
Collateralized mortgage obligations	247,832	276,629
Mortgage-backed securities	1,015,636	829,195
Qualified Zone Academy Bond (QZAB)	8,000	8,000
Equity securities	7,175	4,093

Total amortized cost	$1,823,834	$1,594,841

Total fair value	$1,783,112	$1,565,427

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Corporation to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities. Furthermore, management also has the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of June 30, 2007, management believes any impairment in the Company’s securities are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

Premises and Equipment

Premises and equipment, net of accumulated depreciation, totaled $120.8 million and $63.1 million at June 30, 2007 and December 31, 2006, respectively, an increase of $57.8 million or 91.6%. The increase was primarily due to 39 banking centers acquired in the TXUI acquisition.

Deposits

Total deposits were $4.78 billion at June 30, 2007 compared with $3.73 billion at December 31, 2006, an increase of $1.05 billion or 28.2%. The increase was primarily due to deposits assumed in the TXUI acquisition. At June 30, 2007, deposits attributed to TXUI totaled $1.21 billion. At June 30, 2007, noninterest-bearing deposits accounted for approximately 24.8% of total deposits compared with 22.4% of total deposits at December 31, 2006. Interest-bearing demand deposits totaled $3.59 billion or 75.2% of total deposits at June 30, 2007 compared with $2.89 billion or 77.6% of total deposits at December 31, 2006.

The following table summarizes the daily average balances and weighted average rates paid on deposits for the periods presented below:

	Six Months Ended June 30, 2007		Year Ended December 31, 2006
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Interest-bearing demand	$848,943	2.12%	$602,946	1.90%
Regular savings	218,897	0.97	164,963	1.11
Money market savings	990,480	3.31	732,704	2.96
Time deposits	1,520,229	4.55	1,165,056	3.95

Total interest-bearing deposits	3,578,549	3.41	2,665,669	3.04
Noninterest-bearing deposits	1,097,824	—	783,431	—

Total deposits	$4,676,373	2.61%	$3,449,100	2.35%

Other Borrowings

The Company utilizes borrowings to supplement deposits to fund its lending and investment activities. Borrowings consist of funds from the Federal Home Loan Bank (“FHLB”) and correspondent banks. FHLB advances are considered short-term, overnight borrowings. At June 30, 2007, the Company had $59.5 million in FHLB borrowings of which $20.0 million consisted of FHLB advances and $39.5 million consisted of long-term FHLB notes payable compared with $26.4 million in FHLB borrowings at December 31, 2006, all of which consisted of long-term FHLB notes payable. The $33.1 million increase was primarily attributable to the $20.0 million outstanding FHLB advance and the assumption of additional long term notes payable in the TXUI acquisition. The maturity dates on the FHLB notes payable range from the years 2007 to 2027 and have interest rates ranging from 2.92% to 6.48%. The highest outstanding balance of FHLB advances during the six months ended June 30, 2007 was $230.0 million compared with $116.0 million during the year ended December 31, 2006. The Company had no federal funds purchased at June 30, 2007 or December 31, 2006.

At June 30, 2007, the Company had $86.0 million in securities sold under repurchase agreements compared with $47.2 million at December 31, 2006, an increase of $38.8 million or 82.2%. The increase was primarily due to the TXUI acquisition.

The following table presents the Company’s borrowings at June 30, 2007 and December 31, 2006:

	June 30, 2007	December 31, 2006
	(Dollars in thousands)
FHLB advances	$20,000	$—
FHLB long term notes payable	39,499	26,408

Total other borrowings	59,499	26,408
Federal funds purchased	—	—
Securities sold under repurchase agreements	86,035	47,225

Total	$145,534	$73,633

Junior Subordinated Debentures

At June 30, 2007 and December 31, 2006, the Company had outstanding $120.6 million and $100.5 million, respectively, in junior subordinated debentures issued to the Company’s unconsolidated subsidiary trusts. The increase of $20.1 million was due to the Company’s assumption of $44.8 million in junior subordinated debentures issued by TXUI to its five subsidiary trusts on January 31, 2007 partially offset by the redemption of the debentures held by First Capital Statutory Trust I in the amount of $20.6 million and the redemption of the debentures held by Gateway Statutory Trust I in the amount $4.1 million on June 26, 2007. The debentures redeemed bore interest at a floating rate of 3 month LIBOR + 3.60%. The trusts in turn redeemed in full the trust preferred securities and common securities they issued.

A summary of pertinent information related to the Company’s eleven issues of junior subordinated debentures outstanding at June 30, 2007 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate(1)	Junior Subordinated Debt Owed to Trusts	Maturity Date(2)
Prosperity Statutory Trust II	July 31, 2001	$15,000,000	3-month LIBOR + 3.58%, not to exceed 12.50%	$15,464,000	July 31, 2031

Prosperity Statutory Trust III	Aug. 15, 2003	12,500,000	6.50%(3)	12,887,000	Sept. 17, 2033

Prosperity Statutory Trust IV	Dec. 30, 2003	12,500,000	6.50%(4)	12,887,000	Dec. 30, 2033

First Capital Statutory Trust II(5)	Sept. 26, 2002	7,500,000	3-month LIBOR +3.40%	7,732,000	Sept. 26, 2032

SNB Statutory Trust II(6)	Mar. 26, 2003	10,000,000	3-month LIBOR +3.15%	10,310,000	Mar. 26, 2033

SNB Capital Trust III(6)	Mar. 27, 2003	10,000,000	3-month LIBOR +3.15%	10,310,000	Mar. 27, 2033

SNB Capital Trust IV(6)	Sept. 25, 2003	10,000,000	3-month LIBOR +3.00%	10,310,000	Sept. 25, 2033

TXUI Statutory Trust I(7)	Sept. 07, 2000	7,000,000	10.60%	7,210,000	Sept. 07, 2030

TXUI Statutory Trust II(7)	Dec. 19, 2003	5,000,000	6.45% (8)	5,155,000	Dec. 19, 2033

TXUI Statutory Trust III(7)	Nov. 30, 2005	15,500,000	3-month LIBOR +1.39%	15,980,000	Dec. 15, 2035

TXUI Statutory Trust IV(7)	Mar. 31, 2006	12,000,000	3-month LIBOR +1.39%	12,372,000	Jun. 30, 2036

(1)	The 3-month LIBOR in effect as of June 30, 2007 was 5.36%.
(2)	All debentures are callable five years from issuance date except for TXUI Statutory Trust I which is callable ten years from issuance date.
(3)	The debentures bear a fixed interest rate until September 17, 2008, when the rate begins to float on a quarterly basis based on the three-month LIBOR plus 3.00%.
(4)	The debentures bear a fixed interest rate until December 30, 2008, when the rate begins to float on a quarterly basis based on the three-month LIBOR plus 2.85%.
(5)	Assumed in connection with the First Capital acquisition on March 1, 2005.
(6)	Assumed in connection with the SNB acquisition on April 1, 2006.
(7)	Assumed in connection with the TXUI acquisition on January 31, 2007.
(8)	The debentures bear a fixed interest rate until December 19, 2008, when the rate begins to float on a quarterly basis based on the three-month LIBOR plus 2.85%.

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

Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of June 30, 2007, the Company had cash and cash equivalents of $185.8 million compared with $269.7 million at December 31, 2006. The decrease of $83.9 million is related to a reduction in federal funds sold of $121.7 million, partially offset by an increase in cash and due from banks of $37.8 million primarily due to the TXUI acquisition.

Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of June 30, 2007 (other than deposit obligations). Payments for FHLB notes payable do not include interest of $9.0 million that will be paid over the future periods presented. Payments related to leases are based on actual payments specified in underlying contracts.

	Payments due in:
	Remaining Fiscal 2007	Fiscal 2008-2009	Fiscal 2010-2011	Thereafter	Total
	(Dollars in thousands)
Junior subordinated debentures	$—	$—	$—	$120,617	$120,617
Federal Home Loan Bank notes payable	7,942	4,860	14,056	12,641	39,499
Operating leases	1,751	5,750	3,417	2,248	13,166

Total	$9,693	$10,610	$17,473	$135,506	$173,282

Off-Balance Sheet Items

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit as of June 30, 2007 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Remaining Fiscal 2007	Fiscal 2008-2009	Fiscal 2010-2011	Thereafter	Total
	(Dollars in thousands)
Standby letters of credit	$5,092	$9,532	$40	$857	$15,521
Commitments to extend credit	287,426	330,456	10,957	119,723	748,562

Total	$292,518	$339,988	$10,997	$120,580	$764,083

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

Capital Resources

Total shareholders’ equity was $1.08 billion at June 30, 2007 compared with $664.4 million at December 31, 2006, an increase of $417.2 million or 62.8%. The increase was due primarily to net earnings of $43.2 million, the issuance of common stock in connection with the TXUI acquisition of $380.9 million and the issuance of common stock in connection with the exercise of stock options of $2.3 million, partially offset by dividends paid of $9.8 million for the six months ended June 30, 2007.

Both the Board of Governors of the Federal Reserve System, with respect to the Company, and the Federal Deposit Insurance Corporation (“FDIC”), with respect to the Bank, have established certain minimum risk-based capital standards that apply to bank holding companies and federally insured banks. As of June 30, 2007, the Company’s Tier 1 risk-based capital, total risk-based capital and leverage capital ratios were 12.36%, 13.44% and 7.57%, respectively. As of June 30, 2007, the Bank’s risk-based capital ratios were above the levels required for the Bank to be designated as “well capitalized” by the FDIC, with Tier-1 risk-based capital, total risk-based capital and leverage capital ratios of 12.24%, 13.32% and 7.47%, respectively.

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

Changes in internal control over financial reporting. On January 31, 2007, the Company completed the acquisition of TXUI. The Company is in the process of integrating TXUI and continuing its evaluation of internal controls pursuant to the Sarbanes-Oxley Act of 2002. Excluding the TXUI acquisition, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable

ITEM 1A. RISK FACTORS

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a.	Not applicable
b.	Not applicable
c.	Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 17, 2007, the Company held its Annual Meeting of Shareholders to consider and act upon the items listed below:

1.	Leah Henderson, Ned S. Holmes, Tracy T. Rudolph, L. and David Zalman were elected as Class III directors to serve on the Board of Directors of the Company until the Company’s 2010 Annual Meeting of Shareholders and until their successors are duly elected and qualified. James D. Rollins was elected as a Class II director to serve on the Board of Directors of the Company until the Company’s 2009 Annual Meeting of Shareholders and until his successor is duly elected and qualified. L. Don Stricklin was elected as a Class I director to serve on the Board of Directors of the Company until the Company’s 2008 Annual Meeting of Shareholders and until his successor is duly elected and qualified. The table below contains a summary of shares voted for or withheld for each nominated director:

	For	Withheld
Leah Henderson	35,560,537	1,169,765
Ned S. Holmes	35,390,159	1,340,143
Tracy T. Rudolph	34,478,456	2,251,846
David Zalman	35,294,980	1,435,322
James D. Rollins	35,197,918	1,532,384
L. Don Stricklin	35,098,480	1,631,822

The following Class I and Class II directors continued in office after the Annual Meeting: James A. Bouligny, S. Reed Morian, Robert Steelhammer and H.E. Timanus, Jr., William H. Fagan, M.D., D. Michael Hunter, Perry Mueller, Jr., D.D.S. and Harrison Stafford II.

2.	The shareholders ratified the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2007. A total of 36,079,616 shares were voted in favor of the appointment, 613,555 shares were voted against the appointment and 37,131 shares abstained from voting.

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

PROSPERITY BANCSHARES, INC. ®
(Registrant)

Date:	08/09/07	/s/ David Zalman

David Zalman
Chairman and Chief Executive Officer

Date:	08/09/07	/s/ David Hollaway

David Hollaway
Chief Financial Officer