Form 10-Q
period 2007-09-30
PROSPERITY BANCSHARES INC
filed 2007-11-09
CIK 1068851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

As of November 1, 2007, there were 44,126,196 shares of the registrant’s Common Stock, par value $1.00 per share, outstanding.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION		Page

Item 1.	Financial Statements	3
	Consolidated Balance Sheets as of September 30, 2007 (unaudited) and December 31, 2006 (unaudited)	3
	Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2007 and 2006 (unaudited)	4
	Consolidated Statements of Changes in Shareholders’ Equity for the Year Ended December 31, 2006 (unaudited) and for the Nine Months Ended September 30, 2007 (unaudited)	5
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007 and 2006 (unaudited)	6
	Notes to Interim Consolidated Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	29
Item 4.	Controls and Procedures	29

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3.	Defaults upon Senior Securities	30
Item 4.	Submission of Matters to a Vote of Security Holders	30
Item 5.	Other Information	30
Item 6.	Exhibits	30
Signatures		31

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PROSPERITY BANCSHARES, INC®. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2007	December 31, 2006
	(Dollars in thousands, except share data)
ASSETS
Cash and due from banks	$141,662	$116,078
Federal funds sold	100,876	153,643

Total cash and cash equivalents	242,538	269,721
Interest bearing deposits in financial institutions	297	397
Available for sale securities, at fair value (amortized cost of $363,214 and $438,869, respectively)	360,290	434,331
Held to maturity securities, at cost (fair value of $1,433,400 and $1,131,096, respectively)	1,444,036	1,155,972
Loans held for investment	3,109,868	2,176,507
Loans held for sale	17,687	—
Less allowance for credit losses	(35,536)	(23,990)

Loans, net	3,092,019	2,152,517
Accrued interest receivable	28,866	20,364
Goodwill	745,650	424,339
Core deposit intangibles, net of accumulated amortization of $18,870 and $11,573, respectively	48,689	23,032
Bank premises and equipment, net	120,794	63,057
Other real estate owned	1,460	140
Bank Owned Life Insurance (BOLI)	45,015	14,176
Leased assets	3,818	3,709
Other assets	37,052	25,014

TOTAL ASSETS	$6,170,524	$4,586,769

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$1,165,089	$835,876
Interest-bearing	3,618,925	2,889,802

Total deposits	4,784,014	3,725,678
Other borrowings	31,988	26,408
Securities sold under repurchase agreements	79,484	47,225
Accrued interest payable	13,276	8,451
Other liabilities	37,632	14,077
Junior subordinated debentures	112,885	100,519

Total liabilities	5,059,279	3,922,358

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $1 par value; 200,000,000 shares authorized; 44,147,196 and 32,829,873 shares issued at September 30, 2007 and December 31, 2006, respectively; 44,110,108 and 32,792,785 shares outstanding at September 30, 2007 and December 31, 2006, respectively	44,147	32,830
Capital surplus	807,760	425,557
Retained earnings	261,846	209,581
Accumulated other comprehensive loss — net unrealized loss on available for sale securities, net of tax benefit of $1,023 and $1,588, respectively	(1,901)	(2,950)
Less treasury stock, at cost, 37,088 shares	(607)	(607)

Total shareholders’ equity	1,111,245	664,411

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,170,524	$4,586,769

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$64,036	$43,625	$185,919	$113,685
Securities:
Taxable	22,116	17,532	63,596	52,597
Nontaxable	946	513	2,665	1,337
70% nontaxable preferred dividends	254	257	760	664
Federal funds sold	648	220	2,216	554
Deposits in financial institutions	4	3	12	9

Total interest income	88,004	62,150	255,168	168,846

INTEREST EXPENSE:
Deposits	31,794	22,519	92,328	57,487
Junior subordinated debentures	2,358	2,106	7,852	5,497
Federal funds purchased and other borrowings	1,548	1,061	3,867	2,831
Securities sold under repurchase agreements	935	497	2,319	1,292

Total interest expense	36,635	26,183	106,366	67,107

NET INTEREST INCOME	51,369	35,967	148,802	101,739
PROVISION FOR CREDIT LOSSES	75	120	640	360

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	51,294	35,847	148,162	101,379

NONINTEREST INCOME:
Customer service fees	10,785	7,079	29,908	20,610
Other	3,374	1,839	9,767	5,131

Total noninterest income	14,159	8,918	39,675	25,741

NONINTEREST EXPENSE:
Salaries and employee benefits	16,365	10,268	48,163	31,195
Net occupancy expense	2,665	2,166	7,759	5,814
Data processing	1,290	928	3,447	2,728
Core deposit intangible amortization	2,586	1,191	7,297	3,616
Depreciation expense	1,895	1,265	5,656	3,767
Other	5,286	4,011	15,108	11,357

Total noninterest expense	30,087	19,829	87,430	58,477

INCOME BEFORE INCOME TAXES	35,366	24,936	100,407	68,643
PROVISION FOR INCOME TAXES	11,518	8,572	33,336	23,520

NET INCOME	$23,848	$16,364	$67,071	$45,123

EARNINGS PER SHARE
Basic	$0.54	$0.50	$1.58	$1.45

Diluted	$0.54	$0.49	$1.56	$1.43

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
	(Dollars in thousands, except share data)
BALANCE AT JANUARY 1, 2006	27,857,887	$27,858	$280,525	$160,883	$(3,942)	$(607)	$464,717
Comprehensive Income:
Net income				61,725			61,725
Net change in unrealized gain (loss) on available for sale securities.					992		992

Total comprehensive income							62,717

Common stock issued in connection with the exercise of stock options and restricted stock awards	523,761	524	7,268				7,792
Common stock issued in connection with the SNB Bancshares acquisition	4,448,225	4,448	136,914				141,362
Stock based compensation expense			850				850
Cash dividends declared, $0.41 per share				(13,027)			(13,027)

BALANCE AT DECEMBER 31, 2006	32,829,873	32,830	425,557	209,581	(2,950)	(607)	664,411
Comprehensive income:
Net income				67,071			67,071
Net change in unrealized gain (loss) on available for sale securities					1,049		1,049

Total comprehensive income							68,120

Common stock issued in connection with the exercise of stock options and restricted stock awards	296,021	296	2,359				2,655
Common stock issued in connection with the Texas United Bancshares acquisition	10,769,942	10,770	370,116				380,886
Common stock issued in connection with The Bank of Navasota acquisition	251,360	251	8,237				8,488
Stock based compensation expense			1,491				1,491
Cash dividends declared, $0.3375 per share				(14,806)			(14,806)

BALANCE AT SEPTEMBER 30, 2007	44,147,196	$44,147	$807,760	$261,846	$(1,901)	$(607)	$1,111,245

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2007	2006
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$67,071	$45,123
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,953	7,383
Provision for credit losses	640	360
Net (accretion) amortization of discount/premium on investments	(6,120)	(257)
Net gain on sale of other real estate	(552)	(37)
Net gain on sale of securities	(58)	—
Net gain on sale of premises, equipment and other assets	(182)	(540)
Net gain on held for sale loans	(1,202)	—
Fundings of held for sale loans	(49,466)	—
Proceeds from held for sale loans	155,804	—
Stock-based compensation expense	1,491	606
Decrease (increase) in other assets and accrued interest receivable	13,230	(1,133)
Increase in accrued interest payable and other liabilities	555	7,787

Net cash provided by operating activities	194,164	59,292

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of held to maturity securities	235,867	239,372
Purchase of held to maturity securities	(382,154)	(54,662)
Proceeds from maturities and principal paydowns of available for sale securities	819,266	46,762
Proceeds from the sales of available for sale securities	349,224	—
Purchase of available for sale securities	(960,992)	(31)
Net decrease (increase) in loans	176,535	(74,079)
Purchase of bank premises and equipment	(5,595)	(3,375)
Net decrease (increase) in interest-bearing deposits in financial institutions	100	(100)
Proceeds from sale of bank premises, equipment, other real estate and other assets	7,371	3,148
Purchase of the Bank of Navasota	(8,751)	—
Cash and cash equivalents acquired in the purchase of the Bank of Navasota	19,175	—
Purchase of Texas United Bancshares, Inc.	(2,024)	—
Cash and cash equivalents acquired in the purchase of Texas United Bancshares, Inc.	114,469	—
Purchase of SNB Bancshares, Inc.	—	(93,849)
Cash and cash equivalents acquired in the purchase of SNB Bancshares, Inc.	—	18,020
Purchase of Grapeland Bancshares, Inc.	—	(77)

Net cash provided by investing activities	362,491	81,129

(Table continued on following page)

	Nine Months Ended September 30,
	2007	2006
	(Dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in noninterest-bearing deposits	$(81,218)	$5,612
Net decrease in interest-bearing deposits	(251,797)	(76,706)
Net repayments of other borrowings	(222,260)	(44,420)
Net increase in securities sold under repurchase agreements	16,063	1,474
Redemption of junior subordinated debentures	(32,475)	(6,000)
Proceeds from exercise of stock options	2,655	7,773
Payments of cash dividends	(14,806)	(9,338)

Net cash used in financing activities	(583,838)	(121,605)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(27,183)	$18,816
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	269,721	97,364

CASH AND CASH EQUIVALENTS, END OF PERIOD	$242,538	$116,180

NONCASH ACTIVITIES:
Stock issued in connection with the acquisition of The Bank of Navasota	$251	$—
Stock issued in connection with the acquisition of Texas United Bancshares, Inc.	383,247	—
Stock issued in connection with the acquisition of SNB Bancshares, Inc.		141,362

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$104,945	$64,090
Cash paid for income taxes	22,400	14,450

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

(UNAUDITED)

1. BASIS OF PRESENTATION

The interim consolidated financial statements include the accounts of Prosperity Bancshares, Inc. ®(the “Company”) and its wholly-owned subsidiaries, Prosperity Bank ®(the “Bank”) and Prosperity Holdings of Delaware, L.L.C. All significant inter-company transactions and balances have been eliminated.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Operating results for the nine month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

2. EARNINGS PER SHARE

The following table illustrates the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands, except per share amounts)
Net income available to common shareholders	$23,848	$16,364	$67,071	$45,123
Weighted average common shares outstanding	43,910	32,771	42,521	31,053
Potential dilutive common shares	344	411	413	399

Weighted average common shares and equivalents outstanding	44,254	33,182	42,934	31,452

Basic earnings per common share	$0.54	$0.50	$1.58	$1.45

Diluted earnings per common share	$0.54	$0.49	$1.56	$1.43

Basic earnings per share is computed by dividing net income by the weighted-average number of shares outstanding during the applicable period. Diluted earnings per share is computed using the weighted-average number of shares determined for the basic computation plus the dilutive effect of stock options and non-vested restricted stock granted using the treasury stock method. There were no stock options exercisable at September 30, 2007 and 2006 that would have had an anti-dilutive effect on the above computation.

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

SEPTEMBER 30, 2007

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

Financial Accounting Standards Board Interpretations

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109.” The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109,” effective January 1, 2007. Interpretation 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met, the tax matter is ultimately settled, or the statute of limitations for examination by the appropriate taxing authority expires. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Interpretation 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. Penalties are recorded in other (gains) losses and interest paid or received is recorded in interest expense or interest income, respectively, in the statement of income. The Company has identified its federal tax return and its state franchise tax return in Texas as “major” tax jurisdictions, as defined. The only periods subject to examination for the Company’s federal return are the 2003 through 2006 tax years. The Company believes that its income tax filing positions and deductions will more-likely-than-not be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

4. GOODWILL AND CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles (CDI) for nine months ended September 30, 2007 were as follows:

	Goodwill	Core Deposit Intangibles
	(In thousands)
Balance as of December 31, 2006	$424,339	$23,032
Amortization	—	(7,297)
Acquisition of Texas United Bancshares, Inc.	314,342	30,995
Acquisition of The Bank of Navasota	7,055	1,959
Acquisitions prior to December 31, 2006 (deferred taxes)	(86)	—

Balance as of September 30, 2007	$745,650	$48,689

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

(UNAUDITED)

Purchase accounting adjustments to prior year acquisitions were made to adjust deferred tax asset and liability balances. Goodwill is recorded on the acquisition date of each entity. The Company may record subsequent adjustments to goodwill for amounts undeterminable at acquisition date, such as deferred taxes and real estate valuations, and therefore the goodwill amounts reflected in the table above may change accordingly. The Company initially records the total premium paid on acquisitions as goodwill. After a third party valuation, core deposit intangibles are identified and reclassified from goodwill to core deposit intangibles on the balance sheet. This reclassification has no effect on total assets, liabilities, shareholders’ equity, net income or cash flows. Management performs an annual evaluation of whether any impairment of the goodwill and other intangibles has occurred. If any such impairment is determined, a write down is recorded. As of September 30, 2007, there were no impairments recorded on goodwill.

Core deposit intangibles are amortized on an accelerated basis over their estimated lives, which the Company believes is between 8 and 10 years. Gross core deposit intangibles outstanding were $67.6 million and $34.6 million at September 30, 2007 and December 31, 2006, respectively. Net core deposit intangibles outstanding were $48.7 million and $23.0 million at the same dates, respectively. Amortization expense related to intangible assets totaled $2.6 million and $1.2 million for the three months ended September 30, 2007 and 2006, respectively and $7.3 million and $3.6 million for the nine months ended September 30, 2007 and 2006, respectively. Both increases are primarily due to the core deposit intangibles from the TXUI and Bank of Navasota acquisitions. The estimated aggregate future amortization expense for intangible assets remaining as of September 30, 2007 is as follows (dollars in thousands):

2007	$2,620
2008	9,504
2009	8,447
2010	7,403
2011	6,254
Thereafter	14,461

Total	$48,689

5. STOCK BASED COMPENSATION

The Company had two stock-based employee compensation plans at September 30, 2007 and five stock option plans assumed in connection with acquisitions under which no additional options will be granted. Prior to 2003, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The Company adopted SFAS 123 on January 1, 2003 and SFAS 123(R) on January 1, 2006. The Company recognized $1.5 million and $606,000 in stock-based compensation expense for the nine months ended September 30, 2007 and 2006, respectively and $534,000 and $223,000 in stock-based compensation expense for the three months ended September 30, 2007 and 2006, respectively. There was approximately $315,000 and $27,000 of income tax benefit recorded for the stock-based compensation expense for the nine months ended September 30, 2007 and 2006, respectively, and $115,000 and $13,000 of income tax benefit recorded for the stock-based compensation expense for the three months ended September 30, 2007 and 2006, respectively.

The Company has granted shares of common stock subject to forfeitures restrictions (“restricted stock”) to certain directors and associates under the Company’s 2004 Stock Incentive Plan. The awardee is not entitled to the delivery of the shares until the forfeiture restrictions lapse, which is generally over a 1 to 5 year period, however the awardee is entitled to receive dividends on and vote the shares prior to the lapse of such restrictions. The shares granted do not have a cost to the awardee and the only requirement of the lapse of the forfeiture restriction is continued service to the Company. Compensation cost related to restricted stock is calculated based on the fair value of the shares at the date of grant. If the awardee leaves the Company before the forfeiture restrictions lapse, the unvested shares are forfeited. As of September 30, 2007, there were 84,306 shares of restricted stock outstanding with a weighted average grant date fair value of $34.83.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

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

The fair value of options was estimated using an option-pricing model with the following weighted average assumptions:

	September 30,
	2007	2006
Expected life in years	4.57	4.64
Risk free interest rate	4.20%	4.18%
Volatility	20.98%	21.29%
Dividend yield	1.23%	1.27%

A summary of changes in outstanding vested and unvested options during the nine months ended September 30, 2007 is set forth below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Options outstanding, beginning of period	1,142	$21.68
Options granted (1)	230	17.51
Options forfeited	(21)	24.57
Options exercised	(217)	12.25
Options outstanding, end of period	1,134	$22.72	6.01	$11,846

Options exercisable, end of period	421	$15.69	4.12	$7,362

(1)	Includes 179,956 options assumed in the acquisition of TXUI at a weighted average exercise price of $13.12.

A total of 50,000 options were granted during the nine months ended September 30, 2007 and 39,000 options were granted during the nine months ended September 30, 2006. The Company assumed 179,956 options in connection with the TXUI acquisition which were fully vested upon consummation of the transaction. The total intrinsic value of the options exercised during the nine month periods ended September 30, 2007 and 2006 was $7.4 million and $9.7 million, respectively. Excluding the options assumed in the TXUI acquisition in 2007, the total fair value of options vested during the nine month periods ended September 30, 2007 and 2006 was $296,000 and $248,000, respectively.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

(UNAUDITED)

A summary of changes in unvested options is set forth below:

	Nine Months Ended September 30,
	2007		2006
	Number of Options	Weighted Average Grant Date Fair Value	Number of Options	Weighted Average Grant Date Fair Value
	(In thousands)		(In thousands)
Unvested options outstanding, beginning of period	778	$5.93	849	$5.52
Options granted	50	8.39	39	7.48
Unvested options forfeited	(21)	5.16	(20)	5.44
Options vested	(94)	3.13	(85)	2.90

Unvested options outstanding, end of period	713	$6.49	783	$5.92

The Company received $2.7 million and $7.8 million in cash from the exercise of stock options during the nine month periods ended September 30, 2007 and 2006, respectively. The increase in cash received for the exercise of stock options for the nine months ended September 30, 2006 was primarily due to the exercise of options assumed in connection with the SNB acquisition. There was no tax benefit realized from option exercises of the stock-based compensation arrangements during the nine month periods ended September 30, 2007 and 2006.

As of September 30, 2007, there was $3.6 million of total unrecognized compensation expense related to unvested stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.5 years.

6. RECENT ACQUISITIONS

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

As a result of the acquisition of TXUI, the consolidated statements of income and consolidated statements of cash flows for the three months and nine months ended September 30, 2007 include the results of operations and cash flows, respectively, of TXUI beginning February 1, 2007. In addition, the consolidated balance sheet as of September 30, 2007 includes preliminary estimates of the fair values of assets acquired and liabilities assumed as of the acquisition date for TXUI. The Company has not completed its assessment of the fair values of the acquired TXUI assets and liabilities and therefore, the allocation of the purchase price is subject to revision.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2007

(UNAUDITED)

The table below summarizes select pro forma data for the two combined companies for the periods indicated, assuming that the transaction was consummated on January 1 of the earliest indicated period:

	For the nine months ended September 30,
	2007	2006
	(In thousands, except per share amounts)
Net interest income	$155,052	$166,050
Net income	68,983	63,715
Earnings per share (diluted)	$1.56	$1.46

On August 31, 2007, the Company completed its acquisition of The Bank of Navasota, N.A., Navasota, Texas through the merger of the Bank of Navasota into the Bank. The Company issued approximately 251,000 shares of its common stock and paid approximately $8.6 million in cash for all of the issued and outstanding capital stock of the Bank of Navasota. The Bank of Navasota operated one banking office in Navasota, Texas, which became a full-service banking center of Prosperity Bank. As of June 30, 2007, the Bank of Navasota had total assets of $73.4 million, loans of $33.0 million, deposits of $63.8 million and shareholders’ equity of $9.1 million.

7. PENDING ACQUISITION

On October 22, 2007, the Company announced its signing of a definitive agreement by the Bank to purchase the six (6) Houston retail bank branches of Banco Popular North America (BPNA). The Bank will pay a premium of 10.10% on the average deposits of the branches for a 20-day period prior to the closing date and will also purchase certain loans and other assets attributable to the branches. As of September 30, 2007, there were $140 million in deposits in BPNA’s Houston branches.

8. REDEMPTION OF JUNIOR SUBORDINATED DEBENTURES

On September 26, 2007, the Company redeemed in full the debentures held by First Capital Statutory Trust II in the amount of $7.7 million. The debentures redeemed bore interest at a floating rate of 3 month LIBOR + 3.40%. The trust in turn redeemed in full the trust preferred securities and common securities it issued.

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

COMPLETION OF ACQUISITION OF TEXAS UNITED BANCSHARES, INC. AND THE BANK OF NAVASOTA

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

On August 31, 2007, the Company completed its acquisition of The Bank of Navasota, N.A., Navasota, Texas through the merger of the Bank of Navasota into the Bank. The Company issued approximately 251,000 shares of its common stock and paid approximately $8.6 million in cash for all of the issued and outstanding capital stock of the Bank of Navasota. The Bank of Navasota operated one banking office in Navasota, Texas, which became a full-service banking center of the Bank. As of June 30, 2007, the Bank of Navasota had total assets of $73.4 million, loans of $33.0 million, deposits of $63.8 million and shareholders’ equity of $9.1 million.

PENDING ACQUISITION

On October 22, 2007, the Company announced its signing of a definitive agreement by the Bank to purchase the six (6) Houston retail bank branches of Banco Popular North America (BPNA). The Bank will pay a premium of 10.10% on the average deposits of the branches for a 20-day period prior to the closing date and will also purchase certain loans and other assets attributable to the branches. As of September 30, 2007, there were $140 million in deposits in BPNA’s Houston branches.

OVERVIEW

The Company, a Texas corporation, was formed in 1983 as a vehicle to acquire the former Allied First Bank in Edna, Texas which was chartered in 1949 as The First National Bank of Edna. The Company is a registered financial holding company that derives substantially all of its revenues and income from the operation of its bank subsidiary, Prosperity Bank® (“Prosperity Bank®” or the “Bank”). The Bank provides a wide array of financial products and services to small and medium-sized businesses and consumers. At September 30, 2007, the Bank operated one hundred twenty-four (124) full-service banking locations in Texas; with forty (40) in the Greater Houston Consolidated Metropolitan Statistical Area (“CMSA”), thirty-three (33) in the south Texas area including Corpus Christi and Victoria, twenty-seven (27) in the Dallas/Fort Worth area, two (2) in East Texas, twenty-two (22) in the Central Texas area including Austin and Bryan/College Station and one (1) loan production office in San Antonio. The Greater Houston CMSA includes Austin, Brazoria, Chambers, Fort Bend, Galveston, Harris, Liberty, Montgomery, San Jacinto and Waller counties. The Company’s headquarters are located at Prosperity Bank Plaza, 4295 San Felipe in Houston, Texas and its telephone number is (713) 693-9300. The Company’s website address is www.prosperitybanktx.com. Information contained on the Company’s website is not incorporated by reference into this quarterly report on Form 10-Q and is not part of this or any other report.

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

Three principal components of the Company’s growth strategy are internal growth, stringent cost control practices and strategic merger transactions. The Company focuses on continual internal growth. Each banking center is operated as a separate profit center, maintaining separate data with respect to its net interest income, efficiency ratio, deposit growth, loan growth and overall profitability. Banking center presidents and managers are accountable for performance in these areas and compensated accordingly. The Company also focuses on maintaining stringent cost control practices and policies. The Company has invested significantly in the infrastructure required to centralize many of its critical operations, such as data processing and loan application processing. Management believes that this centralized infrastructure can accommodate substantial additional growth while enabling the Company to minimize operational costs through certain economies of scale. The Company also intends to continue to seek expansion opportunities. On April 1, 2006, the Company acquired SNB Bancshares, Inc. (the “SNB acquisition”) which added six (6) banking centers. On January 31, 2007, the Company acquired TXUI which added thirty-nine (39) banking centers after two locations were consolidated with existing Prosperity banking centers and on August 31, 2007, the Company acquired the Bank of Navasota which added one banking center.

Total assets were $6.17 billion at September 30, 2007 compared with $4.59 billion at December 31, 2006, an increase of $1.58 billion or 34.5%. Total loans were $3.13 billion at September 30, 2007 compared with $2.18 billion at December 31, 2006, an increase of $951.0 million or 43.7%. Total deposits were $4.78 billion at September 30, 2007 compared with $3.73 billion December 31, 2006, an increase of $1.06 billion or 28.4%. Shareholders’ equity increased $446.8 million or 67.3%, to $1.11 billion at September 30, 2007 compared with $664.4 million at December 31, 2006. The increases were primarily due to the TXUI and Bank of Navasota acquisitions.

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

Goodwill—Goodwill and intangible assets that have indefinite useful lives are subject to an annual impairment test and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of each of the Company’s reporting units compared with its carrying value. If the carrying amount exceeds the fair value of a reporting unit, a second test is conducted comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment. Intangible assets that are not amortized will be tested for impairment at least annually by comparing the fair values of those assets to their carrying values. Other identifiable intangible assets that are subject to amortization are amortized on an accelerated basis over the years expected to be benefited, which the Company believes is between eight and ten years. These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value to carrying value. Based on the Company’s annual goodwill impairment test as of September 30, 2007, management does not believe any of its goodwill is impaired as of September 30, 2007. While the Company believes no impairment existed at September 30, 2007 under accounting standards applicable at that date, different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation and financial condition or future results of operations.

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

Valuation of Securities—The Company’s available for sale securities portfolio is reported at fair value. When the fair value of a security is below its amortized cost, and depending on the length of time the condition exists and the extent the fair market value is below amortized cost, additional analysis is performed to determine whether an impairment exists. Available for sale and held to maturity securities are analyzed quarterly for possible other-than-temporary impairment. The analysis considers the (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Often, the information available to conduct these assessments is limited and rapidly changing, making estimates of fair value subject to judgment. If actual information or conditions are different than estimated, the extent of the impairment of the security may be different than previously estimated, which could have a material effect on the Company’s results of operations and financial condition.

RESULTS OF OPERATIONS

Net income available to common shareholders was $23.8 million ($0.54 per common share on a diluted basis) for the quarter ended September 30, 2007 compared with $16.4 million ($0.49 per common share on a diluted basis) for the quarter ended September 30, 2006, an increase in net income of $7.5 million, or 45.7%. The Company posted returns on average common equity of 8.67% and 10.17%, returns on average assets of 1.53% and 1.46% and efficiency ratios of 46.41% and 44.31% for the quarters ended September 30, 2007 and 2006, respectively. The efficiency ratio is calculated by dividing total non-interest expense (excluding credit loss provisions) by net interest income plus non-interest income (excluding net gains and losses on the sale of securities and on the sale assets). Additionally, taxes are not part of this calculation.

For the nine months ended September 30, 2007, net income available to common shareholders was $67.1 million ($1.56 per common share on a diluted basis) compared with $45.1 million ($1.43 per common share on a diluted basis) for the same period in 2006, an increase in net income of $21.9 million or 48.6%. The Company posted returns on average common equity of 8.62% and 10.32%, returns on average assets of 1.47% and 1.43% and efficiency ratios of 46.58% and 46.08% for the nine months ended September 30, 2007 and 2006, respectively.

Net Interest Income

The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.”

Net interest income on a tax equivalent basis was $52.2 million for the quarter ended September 30, 2007 compared with $36.5 million for the quarter ended September 30, 2006, an increase of $15.7 million, or 43.1%. Net interest income increased as a result of an increase in average interest-earning assets to $5.09 billion for the quarter ended September 30, 2007 compared with $3.83 billion for the quarter ended September 30, 2006, an increase of $1.25 billion, or 32.7%. The increase in average interest-earning assets is primarily attributable to increases in average loans and securities in the quarter ended September 30, 2007 compared with the quarter ended September 30, 2006 resulting from the TXUI and Bank of Navasota acquisitions.

The net interest margin on a tax equivalent basis increased to 4.07% for the quarter ended September 30, 2007 compared with 3.77% for the quarter ended September 30, 2006. The average rate paid on interest-bearing liabilities increased 26 basis points from 3.47% for the quarter ended September 30, 2006 compared with 3.73% for the quarter ended September 30, 2007, while the average yield on earning assets increased 43 basis points from 6.43% for the quarter ended September 30, 2006 compared with 6.86% for the quarter ended September 30, 2007. Average interest-bearing liabilities increased $906.3 million and average interest-earning assets increased $1.25 billion for the same periods.

Net interest income on a tax equivalent basis increased $48.0 million, or 46.6%, to $151.1 million for the nine months ended September 30, 2007 compared with $103.1 million for the same period in 2006. This increase is mainly attributable to higher average interest-earning assets resulting from an increase in average loans and securities due to the TXUI and Bank of Navasota acquisitions. The net interest margin on a tax equivalent basis for the nine months ended September 30, 2006 increased 23 basis points to 4.04% compared with 3.81% for the same period in 2006. The average rate paid on interest-bearing liabilities increased 49 basis points from 3.18% for the nine months ended September 30, 2006 compared with 3.67% for the same period in 2007 and the average yield on earning assets increased 59 basis points from 6.23% for the nine months ended September 30, 2006 compared with 6.82% for the nine months ended September 30, 2007.

The following tables set forth, for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the quarters ended September 30, 2007 and 2006 and the nine months ended September 30, 2007 and 2006. The tables also set forth the average rate paid on total interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Except as indicated in the footnotes, no tax-equivalent adjustments were made and all average balances are daily average balances. Any nonaccruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended September 30,
	2007			2006
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (4)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (4)
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$3,143,076	$64,036	8.08%	$2,211,306	$43,625	7.83%
Securities (1)	1,892,030	23,316	4.93	1,605,597	18,302	4.56
Federal funds sold and other temporary investments	51,880	652	4.99	16,488	223	5.37

Total interest-earning assets	5,086,986	88,004	6.86%	3,833,391	62,150	6.43%

Less allowance for credit losses	(35,862)			(24,228)

Total interest-earning assets, net of allowance	5,051,124			3,809,163
Noninterest-earning assets	1,182,150			668,095

Total assets	$6,233,274			$4,477,258

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$795,016	$3,880	1.94%	$618,606	$3,252	2.09%
Savings and money market accounts	1,214,542	9,503	3.10	942,692	6,832	2.88
Certificates of deposit	1,567,848	18,411	4.66	1,202,038	12,435	4.10
Junior subordinated debentures	119,328	2,358	7.84	100,519	2,106	8.31
Securities sold under repurchase agreements	82,973	935	4.47	44,733	497	4.41
Federal funds purchased and other borrowings	116,609	1,548	5.27	81,415	1,061	5.17

Total interest-bearing liabilities	3,896,316	36,635	3.73%	2,990,003	26,183	3.47%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	1,170,352			806,110
Other liabilities	66,678			37,661

Total liabilities	5,133,346			3,833,774

Shareholders’ equity	1,099,928			643,484

Total liabilities and shareholders’ equity	$6,233,274			$4,477,258

Net interest rate spread			3.13%			2.96%
Net interest income and margin (2)		$51,369	4.01%		$35,967	3.72%

Net interest income and margin (tax-equivalent basis) (3)		$52,182	4.07%		$36,469	3.77%

(1)	Yield is based on amortized cost and does not include any component of unrealized gains or losses.

(2)	The net interest margin is equal to net interest income divided by average interest-earning assets.

(3)	In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35%.

(4)	Annualized. Average yield and average rate are calculated on an actual/365 day basis except for the average yield on securities which is calculated on a 30/360 day basis.

	Nine Months Ended September 30,
	2007			2006
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (4)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (4)
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$3,078,065	$185,919	8.08%	$1,981,411	$113,685	7.67%
Securities (1)	1,865,847	67,021	4.79	1,624,270	54,598	4.48
Federal funds sold and other temporary investments	58,117	2,228	5.13	15,185	563	4.96

Total interest-earning assets	5,002,029	255,168	6.82%	3,620,866	168,846	6.23%

Less allowance for credit losses	(34,742)			(21,951)

Total interest-earning assets, net of allowance	4,967,287			3,598,915
Noninterest-earning assets	1,119,480			610,038

Total assets	$6,086,767			$4,208,953

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$830,770	$12,803	2.06%	$588,097	$7,950	1.81%
Savings and money market accounts	1,211,118	26,800	2.96	866,724	16,391	2.53
Certificates of deposit	1,536,277	52,725	4.59	1,160,893	33,146	3.82
Junior subordinated debentures	128,522	7,852	8.17	89,522	5,497	8.21
Securities sold under repurchase agreements	72,724	2,319	4.26	44,857	1,292	3.85
Federal funds purchased and other borrowings	97,757	3,867	5.29	75,174	2,831	5.04

Total interest-bearing liabilities	3,877,168	106,366	3.67%	2,825,267	67,107	3.18%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	1,123,452			769,021
Other liabilities	48,678			31,563

Total liabilities	5,049,298			3,625,851

Shareholders’ equity	1,037,469			583,102

Total liabilities and shareholders’ equity	$6,086,767			$4,208,953

Net interest rate spread			3.15%			3.05%
Net interest income and margin (2)		$148,802	3.98%		$101,739	3.76%

Net interest income and margin (tax-equivalent basis) (3)		$151,088	4.04%		$103,070	3.81%

(1)	Yield is based on amortized cost and does not include any component of unrealized gains or losses.

(2)	The net interest margin is equal to net interest income divided by average interest-earning assets.

(3)	In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35%.

(4)	Annualized. Average yield and average rate are calculated on an actual/365 day basis except for the average yield on securities which is calculated on a 30/360 day basis.

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

	Three Months Ended September 30,
	2007 vs. 2006
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$18,382	$2,029	$20,411
Securities	3,265	1,749	5,014
Federal funds sold and other temporary investments	479	(50)	429

Total increase in interest income	22,126	3,728	25,854

Interest-bearing liabilities:
Interest-bearing demand deposits	927	(299)	628
Savings and money market accounts	1,970	701	2,671
Certificates of deposit	3,784	2,192	5,976
Junior subordinated debentures	394	(142)	252
Securities sold under repurchase agreements	425	13	438
Federal funds purchased and other borrowings	459	28	487

Total increase in interest expense	7,959	2,493	10,452

Increase in net interest income	$14,167	$1,235	$15,402

	Nine Months Ended September 30,
	2007 vs. 2006
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$62,921	$9,313	$72,234
Securities	8,120	4,303	12,423
Federal funds sold and other temporary investments	1,592	73	1,665

Total increase in interest income	72,633	13,689	86,322

Interest-bearing liabilities:
Interest-bearing demand deposits	3,280	1,573	4,853
Savings and money market accounts	6,513	3,896	10,409
Certificates of deposit	10,718	8,861	19,579
Junior subordinated debentures	2,395	(40)	2,355
Securities sold under repurchase agreements	803	224	1,027
Federal funds purchased and other borrowings	900	136	1,036

Total increase in interest expense	24,609	14,650	39,259

Increase (decrease) in net interest income	$48,024	$(961)	$47,063

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

The Company made a $75,000 provision for credit losses for the quarter ended September 30, 2007 and a $120,000 provision for the quarter ended September 30, 2006. The Company made a $640,000 provision for credit losses for the nine months ended September 30, 2007 and a $360,000 provision for the quarter ended September 30, 2006. The ratio of the allowance for credit losses to end of period nonperforming loans was 448.8% for the nine months ended September 30, 2007 compared with 2,530.6% for the year ended December 31, 2006. The ratio of allowance for credit losses to total loans was 1.14% at September 30, 2007 compared with 1.10% at December 31, 2006. For the quarter ended September 30, 2007, net charge-offs were $1.3 million compared with net charge-offs of $307,000 for the quarter ended September 30, 2006. Net charge-offs were $2.5 million for the nine months ended September 30, 2007 compared with $524,000 for the nine months ended September 30, 2006.

Noninterest Income

The Company’s primary sources of noninterest income are service charges on deposit accounts, which includes insufficient funds charges and other banking-related service fees. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method. Banking-related service fees include check cashing fees, official check fees, safe deposit box rent and currency handling fees. Noninterest income totaled $14.2 million for the three months ended September 30, 2007 compared with $8.9 million for the same period in 2006, an increase of $5.2 million, or 58.8%. Noninterest income increased $13.9 million, or 54.1%, to $39.7 million for the nine months ended September 30, 2007 compared with $25.7 million for the same period in 2006. The increases during both periods were primarily due to an increase in insufficient funds charges and customer service charges which mainly resulted from an increase in the number of accounts due to the TXUI and Bank of Navasota acquisitions. At September 30, 2007, the two acquisitions added approximately 79,000 deposit accounts and over 34,000 debit cards.

Income from bank owned life insurance increased $382,000 from $122,000 for the quarter ended September 30, 2006 to $504,000 for the quarter ended September 30, 2007 and increased $1.0 million from $372,000 for the nine months ended September 30, 2006 to $1.4 million for the nine months ended September 30, 2007. The increases in both periods were primarily due to the additional bank owned life insurance acquired in the TXUI acquisition.

The net gain on sale of held for sale loans was $269,000 for the three months ended September 30, 2007 compared with no activity for the three months ended September 30, 2006. The net gain on sale of held for sale loans was $1.2 million for the nine months ended September 30, 2007 compared with no activity for the same period in 2006. The Company acquired a mortgage operations division in the TXUI acquisition that originated mortgage loans for sale into the secondary market. Beginning in the fourth quarter of 2007, the Company ceased originating mortgage loans for sale into the secondary market. The Company will continue to recognize gains and losses in future periods on loans originated prior to September 30, 2007.

The net gain on sale of assets was $639,000 for the three months ended September 30, 2007 compared with $132,000 for the three months ended September 30, 2006. The net gain on sale of assets was $735,000 for the nine months ended September 30, 2007 compared with $578,000 for the same period in 2006. The increases were primarily due to gains on the sale of ORE.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Service charges on deposit accounts	$10,785	$7,079	$29,908	$20,610
Banking-related service fees	445	353	1,287	998
Brokered mortgage income	188	233	574	661
Investment income	170	45	1,146	158
Income from leased assets	353	269	980	806
Bank owned life insurance income (BOLI)	504	122	1,402	372
Net gain on sale of assets	639	132	735	578
Net gain on sale of securities	58	—	58	—
Net gain on sale of held for sale loans	269	—	1,202	—
Other noninterest income	748	685	2,383	1,558

Total noninterest income	$14,159	$8,918	$39,675	$25,741

Noninterest Expense

Noninterest expense totaled $30.1 million for the quarter ended September 30, 2007 compared with $19.8 million for the quarter ended September 30, 2006, an increase of $10.3 million, or 51.7%. This increase occurred primarily in salaries and employee benefits, core deposit intangibles amortization, depreciation and occupancy and equipment expense. Noninterest expense totaled $87.4 million for the nine months ended September 30, 2007 compared with $58.5 million for the nine months ended September 30, 2006, an increase of $29.0 million, or 49.5%. The increases during both periods were primarily due to the TXUI and Bank of Navasota acquisitions. The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Salaries and employee benefits (1)	$16,365	$10,268	$48,163	$31,195

Non-staff expenses:
Occupancy and equipment expense	2,665	2,166	7,759	5,814
Depreciation	1,895	1,265	5,656	3,767
Data processing	1,290	928	3,447	2,728
Communications expense	1,665	1,107	4,639	3,268
Professional fees	408	345	1,244	1,044
Regulatory assessments and FDIC insurance	218	201	756	532
Ad valorem and franchise taxes	689	554	1,974	1,625
Core deposit intangibles amortization	2,586	1,191	7,297	3,616
Other	2,306	1,804	6,495	4,888

Total non-staff expenses	13,722	9,561	39,267	27,282

Total noninterest expense	$30,087	$19,829	$87,430	$58,477

(1)	Includes stock based compensation expense of $534 and $223 for the three months ended September 30, 2007 and 2006, respectively, and $1,491 and $606 for the nine months ended September 30, 2007 and 2006, respectively.

Salaries and employee benefit expenses were $16.4 million for the quarter ended September 30, 2007 compared with $10.3 million for the quarter ended September 30, 2006, an increase of $6.1 million, or 59.4%. For the nine months ended September 30, 2007, salaries and employee benefit expenses were $48.2 million, an increase of $17.0 million or 54.4% compared with $31.2 million for the nine months ended September 30, 2006. The increases during both periods were principally due to additional staff associated with the TXUI and Bank of Navasota acquisitions and routine annual salary increases. The number of full-time equivalent (FTE) associates employed by the Company increased from 914 at September 30, 2006 to 1,369 at September 30, 2007.

Non-staff expenses increased $4.2 million, or 43.5%, to $13.7 million for the quarter ended September 30, 2007 compared with $9.6 million during the same period in 2006. Non-staff expenses increased $12.0 million, or 43.9%, to $39.3 million for the nine months ended September 30, 2007 compared to $27.3 million during the same period in 2006. The increases during both periods were principally due to additional expenses associated with TXUI and Bank of Navasota acquisitions, increases in core deposit intangibles amortization related to the 2006 and 2007 acquisitions and increases in occupancy and equipment expense due to the additional banking centers acquired in 2006 and 2007.

Income Taxes

Income tax expense increased $2.9 million, or 34.4%, to $11.5 million for the quarter ended September 30, 2007 compared with $8.6 million for the same period in 2006. For the nine months ended September 30, 2007, income tax expense totaled $33.3 million, an increase of $9.8 million or 41.7% compared with $23.5 million for the same period in 2006. Both increases were primarily attributable to higher pretax net earnings for the quarter and nine months ended September 30, 2007 when compared to the same periods in 2006. The effective tax rates for the three months ended September 30, 2007 and 2006 and the nine months ended September 30, 2007 and 2006 were 32.6%, 34.4%, 33.2% and 34.3%, respectively.

FINANCIAL CONDITION

Loan Portfolio

Total loans were $3.13 billion at September 30, 2007, an increase of $951.0 million or 43.7% compared with $2.18 billion at December 31, 2006. The increase was due to loans acquired in the TXUI and Bank of Navasota acquisitions. At September 30, 2007, total loans outstanding acquired from TXUI totaled $989.7 million and total loans acquired from Bank of Navasota totaled $30.8 million. Period end loans comprised 61.5% of average earning assets for the quarter ended September 30, 2007 compared with 56.3% of average earning assets for the quarter ended December 31, 2006.

The following table summarizes the loan portfolio of the Company by type of loan as of September 30, 2007 and December 31, 2006:

	September 30, 2007		December 31, 2006
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$427,094	13.7%	$280,957	12.9%
Real estate:
Construction and land development	708,355	22.6	433,178	19.9
1-4 family residential	527,175	16.9	376,996	17.3
Home equity	94,861	3.0	63,427	2.9
Commercial mortgages	1,029,969	32.9	803,145	36.9
Farmland	58,889	1.9	30,925	1.4
Multifamily residential	78,285	2.5	77,980	3.6
Agriculture	56,730	1.8	26,504	1.2
Other	18,038	0.6	66,675	3.1
Consumer (net of unearned discount)	128,159	4.1	16,720	0.8

Total loans	$3,127,555	100.0%	$2,176,507	100.0%

Nonperforming Assets

The Company had $9.5 million in nonperforming assets at September 30, 2007 and $1.1 million in nonperforming assets at December 31, 2006, an increase of $8.4 million or 748.1%. The nonperforming assets at September 30, 2007 consisted of seventy-five (75) separate credits or ORE properties. Of the $8.4 million increase from December 31, 2006 to September 30, 2007, $835,000 was attributable to one ORE property and an additional $4.3 million was attributable to three accruing loans 90 or more days past due. The ORE property was under contract to be sold at September 30, 2007 and the sale was consummated in October 2007. Of the $4.3 million accruing loans 90 or more days past due, $2.2 million was scheduled to be paid off or otherwise resolved in October 2007. The ratio of nonperforming assets to loans and other real estate was 0.30% at September 30, 2007 compared with 0.05% at December 31, 2006.

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

The following table presents information regarding nonperforming assets as of the dates indicated:

	September 30, 2007	December 31, 2006
	(Dollars in thousands)
Nonaccrual loans	$1,645	$181
Restructured loans	—	—
Accruing loans 90 or more days past due	6,273	767

Total nonperforming loans	7,918	948
Repossessed assets	121	32
Other real estate	1,460	140

Total nonperforming assets	$9,499	$1,120

Nonperforming assets to total loans and other real estate	0.30%	0.05%

Allowance for Credit Losses

Management actively monitors the Company’s asset quality and provides specific loss allowances when necessary. Loans are charged-off against the allowance for credit losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. As of September 30, 2007, the allowance for credit losses amounted to $35.5 million, or 1.14% of total loans, compared with $24.0 million, or 1.10% of total loans at December 31, 2006.

Set forth below is an analysis of the allowance for credit losses for the nine months ended September 30, 2007 and the year ended December 31, 2006:

	As of and for the Nine Months Ended September 30, 2007	As of and for the Year Ended December 31, 2006
	(Dollars in thousands)
Average loans outstanding	$3,078,065	$2,037,379

Gross loans outstanding at end of period	$3,127,555	$2,176,507

Allowance for credit losses at beginning of period	$23,990	$17,203
Balance acquired with acquisitions	13,386	7,054
Provision for credit losses	640	504
Charge-offs:
Commercial and industrial	(686)	(353)
Real estate and agriculture	(903)	(128)
Consumer	(2,324)	(696)
Recoveries:
Commercial and industrial	322	95
Real estate and agriculture	158	59
Consumer	953	252

Net charge-offs	(2,480)	(771)

Allowance for credit losses at end of period	$35,536	$23,990

Ratio of allowance to end of period loans	1.14%	1.10%
Ratio of net charge-offs to average loans	0.08%	0.04%
Ratio of allowance to end of period nonperforming loans	448.8%	2,530.6%

Securities

The amortized cost of securities totaled $1.81 billion at September 30, 2007 compared with $1.59 billion at December 31, 2006. The increase was principally due to securities acquired in the TXUI acquisition. At September 30, 2007, securities represented 29.2% of total assets compared with 34.7% of total assets at December 31, 2006.

The following table summarizes the amortized cost of securities as of the dates shown (available-for-sale securities are not adjusted for unrealized gains or losses):

	September 30, 2007	December 31, 2006
	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$328,477	$402,328
70% nontaxable preferred stock	24,000	24,000
States and political subdivisions	88,521	44,378
Corporate debt securities	3,214	6,218
Collateralized mortgage obligations	234,056	276,629
Mortgage-backed securities	1,113,764	829,195
Qualified Zone Academy Bond (QZAB)	8,000	8,000
Equity securities	7,217	4,093

Total amortized cost	$1,807,249	$1,594,841

Total fair value	$1,794,690	$1,565,427

Declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any recovery of cost.

Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities. Furthermore, management also has the ability and intent to hold the securities classified as available for sale for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the bonds approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of September 30, 2007, management believes any impairment in the Company’s securities are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

Bank Premises and Equipment

Premises and equipment, net of accumulated depreciation, totaled $120.8 million and $63.1 million at September 30, 2007 and December 31, 2006, respectively, an increase of $57.7 million or 91.6%. The increase was primarily due to 40 banking centers acquired in the TXUI and Bank of Navasota acquisitions.

Deposits

Total deposits were $4.78 billion at September 30, 2007 compared with $3.73 billion at December 31, 2006, an increase of $1.06 billion or 28.4%. The increase was primarily due to deposits assumed in the TXUI and Bank of Navasota acquisitions. At September 30, 2007, deposits attributed to TXUI totaled $1.17 billion and deposits attributed to Bank of Navasota totaled $60.5 million. At September 30, 2007, noninterest-bearing deposits accounted for approximately 24.4% of total deposits compared with 22.4% of total deposits at December 31, 2006. Interest-bearing demand deposits totaled $3.62 billion or 75.6% of total deposits at September 30, 2007 compared with $2.89 billion or 77.6% of total deposits at December 31, 2006.

The following table summarizes the daily average balances and weighted average rates paid on deposits for the periods presented below:

	For the Nine Months Ended September 30, 2007		For the Year Ended December 31, 2006

	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Interest-bearing demand	$830,770	2.06%	$602,946	1.90%
Regular savings	221,537	1.04	164,963	1.11
Money market savings	989,581	3.39	732,704	2.96
Time deposits	1,536,277	4.59	1,165,056	3.95

Total interest-bearing deposits	3,578,165	3.45	2,665,669	3.04
Noninterest-bearing deposits	1,123,452	—	783,431	—

Total deposits	$4,701,617	2.63%	$3,449,100	2.35%

Other Borrowings

The Company utilizes borrowings to supplement deposits to fund its lending and investment activities. Borrowings consist of funds from the Federal Home Loan Bank (“FHLB”) and correspondent banks. FHLB borrowings consist of long-term notes payable and FHLB advances which are considered short-term, overnight borrowings. At September 30, 2007, the Company had $32.0 million in FHLB borrowings, all of which consisted of long-term FHLB notes payable compared with $26.4 million in FHLB borrowings at December 31, 2006, all of which consisted of long-term FHLB notes payable. The $5.6 million increase was primarily attributable to the assumption of additional long term notes payable in the TXUI acquisition. The maturity dates on the FHLB notes payable range from the years 2007 to 2027 and have interest rates ranging from 2.93% to 6.33%. The highest outstanding balance of FHLB advances during the nine months ended September 30, 2007 was $240.0 million compared with $116.0 million during the year ended December 31, 2006. The Company had no federal funds purchased at September 30, 2007 or December 31, 2006.

At September 30, 2007, the Company had $79.5 million in securities sold under repurchase agreements compared with $47.2 million at December 31, 2006, an increase of $32.3 million or 68.3%. The increase was primarily due to the TXUI acquisition.

The following table presents the Company’s borrowings at September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006
	(Dollars in thousands)
FHLB advances	$—	$—
FHLB long-term notes payable	31,988	26,408

Total other borrowings	31,988	26,408
Federal funds purchased	—	—
Securities sold under repurchase agreements	79,484	47,225

Total	$111,472	$73,633

Junior Subordinated Debentures

At September 30, 2007 and December 31, 2006, the Company had outstanding $112.9 million and $100.5 million, respectively, in junior subordinated debentures issued to the Company’s unconsolidated subsidiary trusts. The increase of $12.4 million was due to the Company’s assumption on January 31, 2007 of $44.8 million in junior subordinated debentures issued by TXUI to its five subsidiary trusts, partially offset by the redemption of the debentures held by First Capital Statutory Trust I in the amount of $20.6 million on June 26, 2007, the redemption of the debentures held by Gateway Statutory Trust I in the amount of $4.1 million on June 26, 2007 and the redemption of the debentures held by First Capital Statutory Trust II in the amount $7.7 million on September 26, 2007. The debentures redeemed on June 26, 2007 bore interest at a floating rate of 3 month LIBOR + 3.60% and the debentures redeemed on September 26, 2007 bore interest at a floating rate of 3 month LIBOR + 3.40%. The trusts in turn redeemed in full the trust preferred securities and common securities they issued.

A summary of pertinent information related to the Company’s ten issues of junior subordinated debentures outstanding at September 30, 2007 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate(1)	Junior Subordinated Debt Owed to Trusts	Maturity Date(2)
Prosperity Statutory Trust II	July 31, 2001	$15,000,000	3-month LIBOR + 3.58%, not to exceed 12.50%	$15,464,000	July 31, 2031
Prosperity Statutory Trust III	Aug. 15, 2003	12,500,000	6.50%(3)	12,887,000	Sept. 17, 2033
Prosperity Statutory Trust IV	Dec. 30, 2003	12,500,000	6.50%(4)	12,887,000	Dec. 30, 2033
SNB Statutory Trust II(5)	Mar. 26, 2003	10,000,000	3-month LIBOR +3.15%	10,310,000	Mar. 26, 2033
SNB Capital Trust III(5)	Mar. 27, 2003	10,000,000	3-month LIBOR +3.15%	10,310,000	Mar. 27, 2033
SNB Capital Trust IV(5)	Sept. 25, 2003	10,000,000	3-month LIBOR +3.00%	10,310,000	Sept. 25, 2033
TXUI Statutory Trust I(6)	Sept. 07, 2000	7,000,000	10.60%	7,210,000	Sept. 07, 2030
TXUI Statutory Trust II(6)	Dec. 19, 2003	5,000,000	6.45% (7)	5,155,000	Dec. 19, 2033
TXUI Statutory Trust III(6)	Nov. 30, 2005	15,500,000	3-month LIBOR +1.39%	15,980,000	Dec. 15, 2035
TXUI Statutory Trust IV(6)	Mar. 31, 2006	12,000,000	3-month LIBOR + 1.39%	12,372,000	Jun. 30, 2036

(1)	The 3-month LIBOR in effect as of September 30, 2007 was 5.23%.
(2)	All debentures are callable five years from issuance date except for TXUI Statutory Trust I which is callable ten years from issuance date.
(3)	The debentures bear a fixed interest rate until September 17, 2008, when the rate begins to float on a quarterly basis based on the three-month LIBOR plus 3.00%.
(4)	The debentures bear a fixed interest rate until December 30, 2008, when the rate begins to float on a quarterly basis based on the three-month LIBOR plus 2.85%.
(5)	Assumed in connection with the SNB acquisition on April 1, 2006.
(6)	Assumed in connection with the TXUI acquisition on January 31, 2007.
(7)	The debentures bear a fixed interest rate until December 19, 2008, when the rate begins to float on a quarterly basis based on the three-month LIBOR plus 2.85%.

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

Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of September 30, 2007, the Company had cash and cash equivalents of $242.5 million compared with $269.7 million at December 31, 2006. The decrease of $27.2 million is related to a reduction in federal funds sold of $52.8 million, partially offset by an increase in cash and due from banks of $25.6 million primarily due to the TXUI and Navasota acquisitions.

Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of September 30, 2007 (other than deposit obligations). The Company’s future cash payments associated with its contractual obligations pursuant to its junior subordinated debentures, FHLB notes payable and operating leases as of September 30, 2007 are summarized below. Payments for FHLB notes payable do not include interest of $8.5 million that will be paid over the future periods presented. Payments related to leases are based on actual payments specified in underlying contracts.

	Payments due in:
	Remaining Fiscal 2007	Fiscal 2008-2009	Fiscal 2010-2011	Thereafter	Total
	(Dollars in thousands)
Junior subordinated debentures	$—	$—	$—	$112,885	$112,885
Federal Home Loan Bank notes payable	431	4,859	14,056	12,642	31,988
Operating leases	833	5,750	3,417	2,248	12,248
Total	$1,264	$10,609	$17,473	$127,775	$157,121

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

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit as of September 30, 2007 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	Remaining Fiscal 2007	Fiscal 2008-2009	Fiscal 2010-2011	Thereafter	Total
	(Dollars in thousands)
Standby letters of credit	$3,558	$10,524	$163	$857	$15,102
Commitments to extend credit	185,147	420,273	10,139	110,454	726,013
Total	$188,705	$430,797	$10,302	$111,311	$741,115

Capital Resources

Total shareholders’ equity was $1.11 billion at September 30, 2007 compared with $664.4 million at December 31, 2006, an increase of $446.8 million or 67.3%. The increase was due primarily to net earnings of $67.1 million, the issuance of common stock in connection with the TXUI and Bank of Navasota acquisitions of $389.4 million and the issuance of common stock in connection with the exercise of stock options of $2.7 million, partially offset by dividends paid of $14.8 million for the nine months ended September 30, 2007.

Both the Board of Governors of the Federal Reserve System with respect to the Company, and the Federal Deposit Insurance Corporation (“FDIC”) with respect to the Bank, have established certain minimum risk-based capital standards that apply to bank holding companies and federally insured banks. The following table sets forth the Company’s total risk-based capital, Tier I risk-based capital, and Tier I to average assets (leverage) ratios as of September 30, 2007:

Consolidated Capital Ratios:
Total capital (to risk weighted assets)	14.11%
Tier I capital (to risk weighted assets)	13.03%
Tier I capital (to average assets)	7.83%

As of September 30, 2007, the Bank’s risk-based capital ratios were above the levels required for the Bank to be designated as “well capitalized” by the FDIC. The following table sets forth the Bank’s total risk-based capital, Tier I risk-based capital, and Tier I to average assets (leverage) capital ratios as of September 30, 2007:

Capital Ratios (Bank Only):
Total capital (to risk weighted assets)	13.49%
Tier I capital (to risk weighted assets)	12.40%
Tier I capital (to average assets)	7.45%

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

Changes in internal control over financial reporting. On January 31, 2007, the Company completed the acquisition of TXUI and on August 31, 2007 the Company completed the acquisition of the Bank of Navasota. The Company is in the process of integrating the operations of TXUI and Bank of Navasota into its operations and continuing its evaluation of internal controls pursuant to the Sarbanes-Oxley Act of 2002. Excluding the TXUI and Bank of Navasota acquisitions, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

The following exhibits are filed or furnished with this Quarterly Report on Form 10-Q;

Exhibit Number		Description of Exhibit

3.1		Amended and Restated Articles of Incorporation of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267) (the “Registration Statement”))

3.2		Articles of Amendment to Amended and Restated Articles of Incorporation of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

3.3		Amended and Restated Bylaws of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 19, 2007)

4.1		Form of certificate representing shares of the Company’s common stock (incorporated by reference to Exhibit 4 to the Registration Statement)

31.1	*	Certification of the Chief Executive Officer pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended

31.2	*	Certification of the Chief Financial Officer pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended

32.1	**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with this Quarterly Report on Form 10-Q.
**	Furnished with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPERITY BANCSHARES, INC.SM (Registrant)

Date: 11/09/07	/s/ David Zalman
David Zalman
Chairman and Chief Executive Officer

Date: 11/09/07	/s/ David Hollaway
David Hollaway
Chief Financial Officer

Exhibit Index

Exhibit Number		Description of Exhibit

3.1		Amended and Restated Articles of Incorporation of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267) (the “Registration Statement”))

3.2		Articles of Amendment to Amended and Restated Articles of Incorporation of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

3.3		Amended and Restated Bylaws of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 19, 2007)

4.1		Form of certificate representing shares of the Company’s common stock (incorporated by reference to Exhibit 4 to the Registration Statement)

31.1	*	Certification of the Chief Executive Officer pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended

31.2	*	Certification of the Chief Financial Officer pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended

32.1	**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with this Quarterly Report on Form 10-Q.
**	Furnished with this Quarterly Report on Form 10-Q.