Form 10-K
period 2007-12-31
PROSPERITY BANCSHARES INC
filed 2008-02-29
CIK 1068851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-25051

PROSPERITY BANCSHARES, INC.®

(Exact name of registrant as specified in its charter)

TEXAS	74-2331986
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

PROSPERITY BANK PLAZA 4295 SAN FELIPE HOUSTON, TEXAS	77027
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (713) 693-9300

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value
$1.00 per share	Nasdaq Global Select Market
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of Common Stock held by non-affiliates as of June 30, 2007, based on the closing price of the Common Stock on the NASDAQ Global Select Market on June 30, 2007 was approximately $1.25 billion.

As of February 26, 2008, the number of outstanding shares of Common Stock was 44,195,710.

Documents Incorporated by Reference:

Portions of the Company’s Proxy Statement relating to the 2008 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2007, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

PROSPERITY BANCSHARES, INC.®

2007 ANNUAL REPORT ON FORM 10-K

i

PART I

ITEM 1. BUSINESS

General

Prosperity Bancshares, Inc.®, a Texas corporation (the “Company”), was formed in 1983 as a vehicle to acquire the former Allied Bank in Edna, Texas which was chartered in 1949 as The First National Bank of Edna. The Company is a registered financial holding company that derives substantially all of its revenues and income from the operation of its bank subsidiary, Prosperity Bank® (“Prosperity Bank®” or the “Bank”). The Bank provides a broad line of financial products and services to small and medium-sized businesses and consumers. As of December 31, 2007, the Bank operated one hundred twenty-four (124) full-service banking locations and one (1) loan production office; with forty (40) in the Greater Houston Consolidated Metropolitan Statistical Area (“CMSA”), thirty-three (33) in the South Texas area including Corpus Christi and Victoria, twenty-three (23) in the Central Texas area including Austin and Bryan/College Station,, two (2) in East Texas, twenty-six (26) in the Dallas/Fort Worth, Texas area and one (1) loan production office in San Antonio. The Greater Houston CMSA includes Austin, Brazoria, Chambers, Fort Bend, Galveston, Harris, Liberty, Montgomery, San Jacinto and Waller counties. The Company’s headquarters are located at Prosperity Bank Plaza, 4295 San Felipe in Houston, Texas and its telephone number is (713) 693-9300. The Company’s website address is www.prosperitybanktx.com.

The Company’s market consists of the communities served by its banking centers. The diverse nature of the economies in each local market served by the Company provides the Company with a varied customer base and allows the Company to spread its lending risk throughout a number of different industries including professional service firms and their principals, manufacturing, tourism, recreation, petrochemicals, farming and ranching. The Company’s market areas outside of Houston, Dallas, Corpus Christi and Austin are dominated by either small community banks or branches of large regional banks. Management believes that the Company, as one of the few mid-sized financial institutions that combines responsive community banking with the sophistication of a regional bank holding company, has a competitive advantage in its market areas and excellent growth opportunities through acquisitions, new banking center locations and additional business development.

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

From December 31, 1998 through December 31, 2007, the Company grew through internal growth and the completion of the following acquisitions:

Acquired Entity	Acquired Bank	Completion Date	Number of Banking Centers Added(1)
South Texas Bancshares, Inc.	Commercial State Bank	1999	3
Compass Bank (5 branches)	N/A	2000	4
Commercial Bancshares, Inc.	Heritage Bank	2001	12
Texas Guaranty Bank, N.A.	Same	2002	3
The First State Bank of Needville	Same	2002	—	(2)
Paradigm Bancorporation, Inc.	Paradigm Bank Texas	2002	8
Southwest Bank Holding Company	Bank of the Southwest	2002	2
First National Bank of Bay City	Same	2002	—	(2)
Abrams Centre Bancshares, Inc.	Abrams Centre National Bank	2003	1
Dallas Bancshares, Inc.	BankDallas	2003	1
MainBancorp, Inc.	mainbank, n.a.	2003	4
First State Bank of North Texas	Same	2003	3
Liberty Bancshares, Inc.	Liberty Bank, S.S.B.	2004	4
Village Bank and Trust, s.s.b	Same	2004	1
First Capital Bankers, Inc.	FirstCapital Bank, s.s.b.	2005	25
Grapeland Bancshares, Inc.	First State Bank of Grapeland	2005	2
SNB Bancshares, Inc	Southern National Bank of Texas	2006	6	(3)
Texas United Bancshares, Inc	State Bank, GNB Financial, n.a., Gateway National Bank and Northwest Bank	2007	41
The Bank of Navasota	Same	2007	1

(1)	The number of banking centers added does not include any locations of the acquired entity that were closed and consolidated with existing banking centers of the Company upon consummation of the transaction or closed after consummation of the transaction
(2)	The only banking center of the acquired entity was closed and consolidated into an existing banking center of the Company.
(3)	Includes one banking center under construction at the time of consummation.

2007 Acquisitions

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

On September 1, 2007, the Company completed its acquisition of The Bank of Navasota, N.A., Navasota, Texas through the merger of the Bank of Navasota into the Bank. The Company issued approximately 251,000 shares of its common stock and paid approximately $8.6 million in cash for all of the issued and outstanding capital stock of the Bank of Navasota. The Bank of Navasota operated one banking office in

Navasota, Texas, which became a full-service banking center of Prosperity Bank. As of June 30, 2007, the Bank of Navasota had total assets of $73.4 million, loans of $33.0 million, deposits of $63.8 million and shareholders’ equity of $9.1 million.

Subsequent Events

Acquisition of Branches of Banco Popular North America

On January 10, 2008, the Company completed its acquisition of six (6) Houston retail branches from Banco Popular North America. In connection with the acquisition, the Company assumed approximately $125.0 million in deposits. Since January 11, 2008, all six (6) locations have been operating as full service banking centers of Prosperity Bank.

Acquisition of 1st Choice Bancorp, Inc.

On February 7, 2008, the Company announced the signing of a definitive agreement to acquire 1st Choice Bancorp, Inc and its wholly-owned subsidiary, 1st Choice Bank. 1st Choice Bancorp operates two (2) banking offices in Houston, Texas, with one location in South Houston and another in the Heights area. Prosperity’s Heights banking center will be consolidated with the 1st Choice Bancorp Heights location, with the resulting banking center being located in 1st Choice’s Heights banking office. As of December 31, 2007, 1st Choice Bancorp had, on a consolidated basis, total assets of $303.1 million, loans of $190.7 million and deposits of $273.3 million. Under the terms of the definitive agreement, Prosperity will issue approximately 1,757,813 shares of Prosperity common stock plus approximately $18,750,000 in cash for all outstanding shares of 1st Choice Bancorp capital stock, subject to decrease in the event 1st Choice Bancorp’s equity capital is less than $26.0 million.

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

The Company has invested heavily in its officers and associates by recruiting talented officers in its market areas and providing them with economic incentive in the form of stock-based compensation and bonuses based on cross-selling performance. The senior management team has substantial experience in the Houston, Dallas, Austin, Corpus Christi and San Antonio markets and the surrounding communities in which the Company has a presence. Each banking center location is administered by a local president or manager with knowledge of the community and lending expertise in the specific industries found in the community. The Company entrusts its banking center Presidents and Managers with authority and flexibility within general parameters with respect to product pricing and decision making in order to avoid the bureaucratic structure of larger banks. The Company operates each banking center as a separate profit center, maintaining separate data with respect to each banking center’s net interest income, efficiency ratio, deposit growth, loan growth and overall profitability. Banking center presidents and managers are accountable for performance in these areas and compensated accordingly.

The Company’s local banking centers have no 1-800 telephone numbers. Each banking center has its own listed local business telephone number. Customers are served by a local banker with decision making authority.

As of December 31, 2007, the Company and the Bank had 1,359 full-time equivalent associates, 519 of whom were officers of the Bank. The Company provides medical and hospitalization insurance to its full-time associates. The Company considers its relations with associates to be excellent. Neither the Company nor the Bank is a party to any collective bargaining agreement.

Banking Activities

The Company, through the Bank, offers a variety of traditional loan and deposit products to its customers, which consist primarily of consumers and small and medium-sized businesses. The Bank tailors its products to the specific needs of customers in a given market. At December 31, 2007, the Bank maintained approximately 280,000 separate deposit accounts and 39,000 separate loan accounts and 23.5% of the Bank’s total deposits were noninterest-bearing demand deposits. For the year ended December 31, 2007, the Company’s average cost of funds was 2.80% and the Company’s average cost of deposits (excluding all borrowings) was 2.60%.

The Company has been an active real estate lender, with commercial mortgage and 1-4 family residential loans comprising 34.3% and 16.7% of the Company’s total loans as of December 31, 2007, respectively. The Company also offers commercial loans, loans for automobiles and other consumer durables, home equity loans, debit cards, internet banking and other cash management services and automated telephone banking. By offering certificates of deposit, interest checking accounts, savings accounts and overdraft protection at competitive rates, the Company gives its depositors a full range of traditional deposit products.

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

Business Strategies

The Company’s main objective is to increase deposits and loans internally, as well as through additional expansion opportunities, while maintaining efficiency and individualized customer service and maximizing profitability. To achieve this objective, the Company has employed the following strategic goals:

Continue Community Banking Emphasis. The Company intends to continue operating as a community banking organization focused on meeting the specific needs of consumers and small and medium-sized businesses in its market areas. The Company will continue to provide a high degree of responsiveness combined with a wide variety of banking products and services. The Company staffs its banking centers with experienced bankers with lending expertise in the specific industries found in the given community, and gives them authority to make certain pricing and credit decisions, avoiding the bureaucratic structure of larger banks.

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

Increase Loan Volume and Diversify Loan Portfolio. While maintaining its conservative approach to lending, the Company has emphasized both new and existing loan products, focusing on growing its construction, commercial mortgage and commercial loan portfolios. During the two-year period from December 31, 2005 to December 31, 2007, the Company’s construction loans grew from $206.7 million to $683.2 million, or 230.6%, and represented 13.4% and 21.7% of the total portfolio, respectively. The Company’s commercial and industrial loans grew from $222.8 million to $436.3 million, or 95.9%, and represented 14.4% and 13.9% of the total portfolio, respectively. Commercial mortgages increased from $566.4 million to $1.08 billion, or 89.9%, and represented 36.7% and 34.3% of the total portfolio, respectively, for the same period. In addition, the Company targets professional service firms, including legal and medical practices, for both loans secured by owner-occupied premises and personal loans to their principals.

Continue Focus on Efficiency. The Company plans to maintain its stringent cost control practices and policies. The Company has invested significantly in the infrastructure required to centralize many of its critical operations, such as data processing and loan processing. For its banking centers, which the Company operates as independent profit centers, the Company supplies complete support in the areas of loan review, internal audit, compliance and training. Management believes that this centralized infrastructure can accommodate additional growth while enabling the Company to minimize operational costs through economies of scale.

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

Maintain Strong Asset Quality. The Company continues to maintain the strong asset quality that has been representative of its historical loan portfolio. As the Company diversifies and increases its lending activities and acquires loans in acquisitions, it may face higher risks of nonpayment and increased risks in the event of economic downturns. The Company intends to continue to employ the strict underwriting guidelines and comprehensive loan review process that have contributed to its low incidence of nonperforming assets and its minimal charge-offs in relation to its size.

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

Supervision and Regulation

The supervision and regulation of bank holding companies and their subsidiaries is intended primarily for the protection of depositors, the deposit insurance fund of the Federal Deposit Insurance Corporation (“FDIC”) and the banking system as a whole, and not for the protection of the bank holding company shareholders or creditors. The banking agencies have broad enforcement power over bank holding companies and banks including the power to impose substantial fines and other penalties for violations of laws and regulations.

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

Scope of Permissible Activities. Under the BHCA, bank holding companies generally may not acquire a direct or indirect interest in or control of more than 5% of the voting shares of any company that is not a bank or bank holding company or from engaging in activities other than those of banking, managing or controlling banks or furnishing services to or performing services for its subsidiaries, except that it may engage in, directly or indirectly, certain activities that the Federal Reserve Board has determined to be closely related to banking or managing and controlling banks as to be a proper incident thereto. In approving acquisitions or the addition of activities, the Federal Reserve considers, among other things, whether the acquisition or the additional activities can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh such possible adverse effects as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

Notwithstanding the foregoing, the Gramm-Leach-Bliley Act, effective March 11, 2000, eliminated the barriers to affiliations among banks, securities firms, insurance companies and other financial service providers and permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The Gramm-Leach- Bliley Act defines “financial in nature” to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

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

Capital Adequacy Requirements. The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. The guidelines require a minimum ratio of total capital to total tangible risk-weighted assets of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 2007, the Company’s ratio of Tier 1 capital to total tangible risk-weighted assets was 13.13% and its ratio of total capital to total tangible risk-weighted assets was 14.11%. Tangible risk-weighted assets are calculated as total risk-weighted assets less intangible assets such as goodwill and core deposit intangibles.

In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total tangible consolidated assets. Certain highly rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies are required to maintain a leverage ratio of 4.0%. As of December 31, 2007, the Company’s leverage ratio was 8.09%.

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

Acquisitions by Bank Holding Companies. The BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve Board before it may acquire all or substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. In approving bank acquisitions by bank holding companies, the Federal Reserve Board is required to consider, among other things, the financial and managerial resources and future prospects of the bank holding company and the banks concerned, the convenience and needs of the communities to be served, and various competitive factors.

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

Financial Modernization. Under the Gramm-Leach-Bliley Act, a national bank may establish a financial subsidiary and engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting as principal, insurance company portfolio investment, real estate development, real estate investment, annuity issuance and merchant banking activities. To do so, a bank must be well capitalized, well managed and have a Community Reinvestment Act (“CRA”) rating of satisfactory or better. Subsidiary banks of a financial holding company or national banks with financial subsidiaries must remain well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial in nature subsidiary or subsidiaries. In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank has a CRA rating of satisfactory of better.

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

Audit Reports. Insured institutions with total assets of $500 million or more must submit annual audit reports prepared by independent auditors to federal and state regulators. In some instances, the audit report of the institution’s holding company can be used to satisfy this requirement. Auditors must receive examination reports, supervisory agreements and reports of enforcement actions. For institutions with total assets of $1 billion or more, financial statements prepared in accordance with generally accepted accounting principles, management’s certifications concerning responsibility for the financial statements, internal controls and compliance with legal requirements designated by the FDIC, and an attestation by the auditor regarding the statements of management relating to the internal controls must be submitted. For institutions with total assets of more than $3 billion, independent auditors may be required to review quarterly financial statements. FDICIA requires that independent audit committees be formed, consisting of outside directors only. The committees of such institutions must include members with experience in banking or financial management, must have access to outside counsel, and must not include representatives of large customers.

Capital Adequacy Requirements. The FDIC has adopted regulations establishing minimum requirements for the capital adequacy of insured institutions. The FDIC may establish higher minimum requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk.

The FDIC’s risk-based capital guidelines generally require state banks to have a minimum ratio of Tier 1 capital to total tangible risk-weighted assets of 4.0% and a ratio of total capital to total tangible risk-weighted assets of 8.0%. The capital categories have the same definitions for the Bank as for the Company. As of December 31, 2007, the Bank’s ratio of Tier 1 capital to total tangible risk-weighted assets was 12.70% and its ratio of total capital to total tangible risk-weighted assets was 13.68%.

The FDIC’s leverage guidelines require state banks to maintain Tier 1 capital of no less than 4.0% of average total tangible assets, except in the case of certain highly rated banks for which the requirement is 3.0% of average total assets. The Texas Banking Department has issued a policy which generally requires state chartered banks to maintain a leverage ratio (defined in accordance with federal capital guidelines) of 5.0%. As of December 31, 2007, the Bank’s ratio of Tier 1 capital to average total assets (leverage ratio) was 7.82%.

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

Deposit Insurance Assessments. The Bank must pay assessments to the FDIC for deposit insurance protection. The FDIC maintains the DIF by designating a reserve ratio between a range of 1.15% to 1.50%. If the reserve ratio falls below 1.15%, the FDIC must adopt a restoration plan that provides that the DIF will return to 1.15% generally within 5 years. If the reserve ratio exceeds 1.35%, the FDIC must generally dividend to DIF members half of the amount above the amount necessary to maintain the DIF at 1.35%. The FDIC declares a 50% dividend when the reserve ratio reaches 1.35% and a 100% dividend when the reserve ratio reaches above 1.50%. The designated reserve ratio is currently set at 1.25%. The FDIC has the discretion to price deposit insurance according to the risk for all insured institutions regardless of the level of the reserve ratio.

The DIF reserve ratio is maintained by assessing depository institutions an insurance premium based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the insurance fund. Under a risk-based assessment system required by the FDICIA, FDIC-insured depository institutions pay quarterly insurance premiums at rates based on their risk classification. Institutions assigned to higher-risk classifications (that is, institutions that pose a greater risk of loss to their respective deposit insurance funds) pay assessments at higher rates than institutions that pose a lower risk. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to regulators. An institution’s risk assignment includes assignment to Risk Category I, II, III, or IV, and, within Risk Category I, assignment to an assessment rate or rates.

Assessment rates range from 5 to 7 basis points for Risk Category I institutions, 10 basis points for Risk Category II institutions, 28 basis points for Risk Category III institutions, and 43 basis points for Risk Category IV institutions. Institutions with $1 billion or more in assets have its assessment base determined using average daily balances, as opposed to utilizing quarter-end balances. Institutions with less than $1 billion in assets have the option of continuing to use quarter-end balances to determine their assessment bases. Assessments are paid quarterly by all institutions and are based upon the assessment base that an institution reports at the end of that quarter. Risk assessments remain in effect for future assessment periods until changed by the FDIC.

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

Anti-Money Laundering and Anti-Terrorism Legislation. Congress enacted the Bank Secrecy Act of 1970 (“BSA”) to require financial institutions, including the Company and the Bank, to maintain certain records and to report certain transactions to prevent such institutions from being used to hide money derived from criminal activity and tax evasion. The BSA establishes, among other things, (1) record keeping requirements to assist government enforcement agencies in tracing financial transactions and flow of funds; (2) reporting requirements for Suspicious Activity Reports and Currency Transaction Reports to assist government enforcement agencies in detecting patterns of criminal activity; (3) enforcement provisions authorizing criminal and civil penalties for illegal activities and violations of the BSA and its implementing regulations; and (4) safe harbor provisions that protect financial institutions from civil liability for their cooperative efforts.

Title III of the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“Patriot Act”) enacted in October 2001 amended the BSA and incorporates anti-terrorist financing provisions into the requirements of the BSA and its implementing regulations. Among other things, the Patriot Act requires all financial institutions, including the Company and the Bank, to institute and maintain a risk-based anti-money laundering compliance program that (i) includes a customer identification program, (ii) provides for information sharing with law enforcement and between certain financial institutions by means of an exemption from the privacy provisions of the Gramm-Leach-Bliley Act, (iii) prohibits U.S. banks and broker-dealers from maintaining accounts with foreign “shell” banks, (iv) establishes due diligence and enhanced due diligence requirements for certain foreign correspondent banking and foreign private banking accounts and (v) imposes additional record keeping requirements for certain correspondent banking arrangements. The Patriot Act also grants broad authority to the Secretary of the Treasury to take actions to combat money laundering, and federal bank regulators are required to evaluate the effectiveness of an applicant in combating money laundering in determining whether to approve any application submitted by a financial institution. The Company and the Bank have adopted policies, procedures and controls designed to comply with the BSA and the Patriot Act.

The Department of the Treasury’s Office of Foreign Asset Control (“OFAC”) administers and enforces economic and trade sanctions against targeted foreign countries, entities and individuals based on U.S. foreign policy and national security goals. As a result, financial institutions, including the Company and the Bank, must scrutinize transactions to ensure that they do not represent obligations of, or ownership interests in, entities owned or controlled by sanctioned targets. In addition, the Company and the Bank restrict transactions with certain targeted countries except as permitted by OFAC.

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

ITEM 1A. RISK FACTORS

An investment in the Company’s Common Stock involves risks. The following is a description of the material risks and uncertainties that the Company believes affect its business and an investment in the Common Stock. Additional risks and uncertainties that the Company is unaware of, or that it currently deems immaterial, also may become important factors that affect the Company and its business. If any of the risks described in this annual report on Form 10-K were to occur, the Company’s financial condition, results of operations and cash flows could be materially and adversely affected. If this were to happen, the value of the Common Stock could decline significantly and you could lose all or part of your investment.

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

The Company’s dependence on loans secured by real estate subjects it to risks relating to fluctuations in the real estate market and related interest rates and legislation that could require additional capital and could adversely affect its financial condition, results of operations and cash flows.

Approximately 80% of the Company’s total loans as of December 31, 2007 consisted of loans included in the real estate loan portfolio. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A weakening of the real estate market in the Company’s primary market areas could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing the loans and the value of real estate owned by the Company. If real estate values decline, it is also more likely that the Company would be required to increase its allowance for credit losses, which could adversely affect its financial condition, results of operations and cash flows.

As of December 31, 2007, the Company had $683.2 million or 21.7% of total loans in construction and land development loans. Construction loans are subject to risks during the construction phase that are not present in standard residential real estate and commercial real estate loans. These risks include:

•	the viability of the contractor;

•	the contractor’s ability to complete the project, to meet deadlines and time schedules and to stay within cost estimates; and

•	concentrations of such loans with a single contractor and its affiliates.

Real estate construction loans also present risks of default in the event of declines in property values or volatility in the real estate market during the construction phase. If the Company is forced to foreclose on a project prior to completion, it may not be able to recover the entire unpaid portion of the loan, may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate amount of time. If any of these risks were to occur, it could adversely affect the Company’s financial condition, results of operations and cash flows.

In December 2006, banking regulators issued guidance regarding high concentrations of commercial and real estate construction loans within bank loan portfolios. The guidance requires institutions that exceed certain levels of real estate lending to maintain higher capital ratios than institutions with lower concentrations if they do not have appropriate risk management policies and practices in place. If there is any deterioration in the Company’s commercial mortgage or construction and land development portfolios or if its regulators conclude that the Company has not implemented appropriate risk management policies and practices, it could adversely affect the Company’s business and result in a requirement of increased capital levels, and such capital may not be available at that time.

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

The Company’s success depends primarily on the general economic conditions of the primary markets in Texas in which it operates. Unlike larger banks that are more geographically diversified, the Company provides banking and financial services to customers primarily in the greater Houston, Dallas and the central, north central, south central and southeast areas of Texas. The local economic conditions in these areas have a significant impact on the Company’s commercial, real estate and construction and land development loans, the ability of its borrowers to repay their loans and the value of the collateral securing these loans. In addition, if the population or income growth in the Company’s market areas is slower than projected, income levels, deposits and housing starts could be adversely affected and could result in a reduction of the Company’s expansion, growth and profitability. If the Company’s market areas experience a downturn or a recession for a prolonged period of time, the Company would likely experience significant increases in nonperforming loans, which could lead to operating losses, impaired liquidity and eroding capital. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic calamities, unemployment or other factors could impact these local economic conditions and negatively affect the Company’s financial results.

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

The Company maintains an allowance for credit losses in an attempt to cover credit losses inherent in its loan portfolio. Additional credit losses will likely occur in the future and may occur at a rate greater than the Company has experienced to date. In determining the size of the allowance, the Company relies on an analysis of its loan portfolio, its historical loss experience and its evaluation of general economic conditions. If the Company’s assumptions prove to be incorrect or if it experiences significant loan losses, its current allowance may not be sufficient to cover actual loan losses and adjustments may be necessary to allow for different economic conditions or adverse developments in its loan portfolio. A material addition to the allowance could cause net income to decrease.

In addition, federal and state regulators periodically review the Company’s allowance for credit losses and may require the Company to increase its provision for credit losses or recognize further charge-offs, based on judgments different than those of the Company’s management. Any increase in the Company’s allowance for credit losses or charge-offs as required by these regulatory agencies could have a material adverse effect on the Company’s operating results, financial condition and cash flows.

The Company’s small to medium-sized business target market may have fewer financial resources to weather a downturn in the economy.

The Company targets its business development and marketing strategy primarily to serve the banking and financial services needs of small to medium-sized businesses. These small to medium-sized businesses generally have fewer financial resources in terms of capital or borrowing capacity than larger entities, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience significant volatility in operating results. Any one or more of these factors may impair the borrower’s ability to repay a loan. In addition, the success of a small to medium-sized business often depends on the management talents and efforts of one or two persons or a small group of persons, and the death, disability or resignation of one or more of these persons could have a material adverse impact on the business and its ability to repay a loan. Economic downturns and other events that negatively impact the Company’s market areas could cause the Company to incur substantial credit losses that could negatively affect the Company’s results of operations, financial condition and cash flows may be negatively affected.

An interruption in or breach in security of the Company’s information systems may result in a loss of customer business and have an adverse affect on the Company’s results of operations, financial condition and cash flows.

The Company relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Company’s customer relationship management, general ledger, deposits, servicing or loan origination systems. Although the Company has policies and procedures designed to prevent or minimize the effect of a failure, interruption or breach in security of its communications or information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur, or if they do occur, that they will be adequately addressed by the Company. The occurrence of any such failures, interruptions or security breaches could result in a loss of customer business and have a negative effect on the Company’s results of operations, financial condition and cash flows.

The business of the Company is dependent on technology and the Company’s inability to invest in technological improvements may adversely affect its results of operations, financial condition and cash flows.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. The Company’s future success depends in part upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands for convenience as well as create additional efficiencies in its operations. Many of the Company’s competitors have substantially greater resources to invest in technological improvements. The Company may not be able to effectively implement new technology driven products and services or be successful in marketing these products and services to its customers, which may negatively affect the Company’s results of operations, financial condition and cash flows.

The Company operates in a highly regulated environment and, as a result, is subject to extensive regulation and supervision and changes in federal, state and local laws and regulations could adversely affect its financial performance.

The Company and the Bank are subject to extensive regulation, supervision and examination by federal and state banking authorities. Any change in applicable regulations or federal or state legislation could have a substantial impact on the Company, its subsidiary bank, and their respective operations. Additional legislation and regulations may be enacted or adopted in the future that could significantly affect the Company’s powers, authority and operations, or the powers, authority and operations of the Bank, which could have a material adverse effect on the Company’s financial condition and results of operations. Further, regulators have significant discretion and power to prevent or remedy unsafe or unsound practices or violations of laws by banks and bank holding companies in the performance of their supervisory and enforcement duties. The exercise of this regulatory discretion and power may have a negative impact on the Company.

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

As of December 31, 2007, the Company had $112.9 million in junior subordinated debentures outstanding that were issued to the Company’s unconsolidated subsidiary trusts. The subsidiary trusts purchased the junior subordinated debentures from the Company using the proceeds from the sale of trust preferred securities to third party investors. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by the Company to the extent not paid or made by each trust, provided the trust has funds available for such obligations.

The junior subordinated debentures are senior to the Company’s shares of Common Stock. As a result, the Company must make interest payments on the junior subordinated debentures (and the related trust preferred securities) before any dividends can be paid on its Common Stock and, in the event of the Company’s bankruptcy, dissolution or liquidation, the holders of the debentures must be satisfied before any distributions can be made to the holders of the Common Stock. Additionally, the Company has the right to defer periodic distributions on the junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time the Company would be prohibited from paying dividends on its Common Stock. The Company’s ability to pay the future distributions depends upon the earnings of the Bank and dividends from the Bank to the Company, which may be inadequate to service the obligations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2007, the Company conducted business at one hundred twenty-four (124) full-service banking centers and one (1) loan production office. The Company’s headquarters are located at Prosperity Bank Plaza, 4295 San Felipe, in the Galleria area in Houston, Texas. The Company owns all of the buildings in which its banking centers are located other than those listed below. The expiration dates of the leases range from 2008 to 2015 and do not include renewal periods which may be available at the Company’s option.

The following table sets forth specific information regarding the banking centers located in each of the Company’s geographical market areas at December 31, 2007:

Geographical Area	Number of Banking Centers	Number of Leased Banking Centers	Deposits at December 31, 2007
			(Dollars in thousands)
Houston CMSA	40	15	$2,058,916
South Texas area including Corpus Christi	33	5	1,314,824
Dallas/Fort Worth Texas area	26	6	845,622
Central Texas area	23	4	700,031
East Texas area	2	—	47,014

Total	124	30	$4,966,407

ITEM 3. LEGAL PROCEEDINGS

Neither the Company nor the Bank is currently a party to any material legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of 2007.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices

The Company’s Common Stock is listed on the NASDAQ Global Select Market under the symbol “PRSP.” As of February 26, 2008, there were 44,195,710 shares outstanding and 2,197 shareholders of record. The number of beneficial owners is unknown to the Company at this time.

The following table presents the high and low intra-day sales prices for the Common Stock as reported by NASDAQ during the two years ended December 31, 2007:

2007	High	Low
Fourth Quarter	$35.07	$28.18
Third Quarter	36.00	27.70
Second Quarter	35.91	32.63
First Quarter	37.11	32.18

2006	High	Low
Fourth Quarter	$35.38	$32.54
Third Quarter	36.16	31.64
Second Quarter	33.90	29.65
First Quarter	30.54	28.50

Dividends

Holders of Common Stock are entitled to receive dividends when, as and if declared by the Company’s Board of Directors out of funds legally available therefor. While the Company has declared dividends on its Common Stock since 1994, and paid quarterly dividends aggregating $0.4625 per share in 2007 and $0.4125 share in 2006, there is no assurance that the Company will continue to pay dividends in the future. Future dividends on the Common Stock will depend upon the Company’s earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, the Company’s ability to service any equity or debt obligations senior to the Common Stock and other factors deemed relevant by the board of directors of the Company.

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

The cash dividends declared per share by quarter (and paid on the first business day of the subsequent quarter) for the Company’s last two fiscal years were as follows:

	2007	2006
Fourth quarter	$0.1250	$0.1125
Third quarter	0.1125	0.1000
Second quarter	0.1125	0.1000
First quarter	0.1125	0.1000

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2007, the Company had outstanding stock options granted under three stock option plans, all of which were approved by the Company’s shareholders. As of such date, the Company also had outstanding stock options granted under stock option plans that it assumed in connection with various acquisition transactions. The following table provides information as of December 31, 2007 regarding the Company’s equity compensation plans under which the Company’s equity securities are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,088,161	(1)	$23.26	1,103,214
Equity compensation plans not approved by security holders	—		—	—

Total	1,088,161		$23.26	1,103,214

(1)	Includes (a) 4,240 shares which may be issued upon exercise of options outstanding assumed by the Company in connection with the acquisition of Paradigm Bancorporation, Inc. at a weighted average exercise price of $11.50, (b) 31,127 shares which may be issued upon exercise of options outstanding assumed by the Company in connection with the acquisition of MainBancorp, Inc. at a weighted average exercise price of $16.26, (c) 103,962 shares which may be issued upon exercise of options outstanding assumed by the Company in connection with the acquisition of First Capital Bankers, Inc. at a weighted average exercise price of $18.34 (d) 34,977 shares which may be issued upon exercise of options outstanding assumed by the Company in connection with the acquisition of SNB Bancshares, Inc. at a weighted average exercise price of $13.72 and (e) 50,730 shares which may be issued upon exercise of options outstanding assumed by the Company in connection with the acquisition Texas United Bancshares, Inc. at a weighted average exercise price of $15.36.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Performance Graph

The following Performance Graph compares the cumulative total shareholder return on the Company’s Common Stock for the period beginning at the close of trading on December 31, 2002 to December 31, 2007, with the cumulative total return of the S&P 500 Total Return Index and the Nasdaq Bank Index for the same period. Dividend reinvestment has been assumed. The Performance Graph assumes $100 invested on December 31, 2002 in the Company’s Common Stock, the S&P 500 Total Return Index and the Nasdaq Bank Index. The historical stock price performance for the Company’s Common Stock shown on the graph below is not necessarily indicative of future stock performance.

Comparison of 5 year Cumulative Total Return

Prosperity Bancshares, Inc., the S&P 500 Index

and the Nasdaq Bank Index

	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Prosperity Bancshares, Inc.	$100.00	$120.66	$157.54	$156.91	$190.81	$164.81
S&P 500	100.00	128.68	142.69	149.70	173.34	182.87
NASDAQ Bank	100.00	130.51	144.96	141.92	159.42	125.80

Copyright© 2008, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.

www.researchdatagroup.com/S&P.htm

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data of the Company for, and as of the end of, each of the years in the five-year period ended December 31, 2007 is derived from and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K.

	As of and for the Years Ended December 31,
	2007(1)		2006	2005	2004	2003
	(Dollars in thousands, except per share data)
Income Statement Data:
Interest income	$340,608		$231,739	$162,123	$111,756	$90,845
Interest expense	140,173		93,594	51,226	29,789	26,346

Net interest income	200,435		138,145	110,897	81,967	64,499
Provision for credit losses	760		504	480	880	483

Net interest income after provision for credit losses	199,675		137,641	110,417	81,087	64,016
Noninterest income	52,923		33,982	30,021	23,071	16,966
Noninterest expense	126,843		77,669	68,957	51,707	42,021

Income before taxes	125,755		93,954	71,481	52,451	38,961
Provision for income taxes	41,604		32,229	23,621	17,744	12,413

Net income	$84,151	(2)	$61,725	$47,860	$34,707	$26,548

Per Share Data:
Basic earnings per share	$1.96	(2)	$1.96	$1.79	$1.61	$1.38
Diluted earnings per share	1.94	(2)	1.94	1.77	1.59	1.36
Book value per share	25.54		20.26	16.69	12.32	10.49
Cash dividends declared.	0.46		0.41	0.35	0.31	0.25
Dividend payout ratio	24.15%		21.10%	20.11%	19.22%	18.29%
Weighted average shares outstanding (basic) (in thousands).	42,928		31,491	26,706	21,534	19,225
Weighted average shares outstanding (diluted) (in thousands).	43,310		31,893	27,024	21,804	19,536
Shares outstanding at end of period (in thousands).	44,151		32,793	27,821	22,381	20,930

Balance Sheet Data (at period end):
Total assets	$6,372,343		$4,586,769	$3,585,982	$2,697,228	$2,400,487
Securities	1,857,606		1,590,303	1,572,602	1,302,792	1,376,880
Loans	3,142,971		2,176,507	1,542,125	1,035,513	770,053
Allowance for credit losses	32,543		23,990	17,203	13,105	10,345
Total goodwill and intangibles	799,978		447,371	284,425	164,672	124,755
Total deposits	4,966,407		3,725,678	2,920,318	2,317,076	2,083,748
Borrowings and notes payable.	116,047		73,633	102,389	38,174	30,936
Junior subordinated debentures	112,885	(3)	100,519	75,775	47,424	59,804
Total shareholders’ equity	1,127,431		664,411	464,717	275,647	219,588

Average Balance Sheet Data:
Total assets	$6,094,064		$4,283,795	$3,361,617	$2,543,088	$2,006,869
Securities	1,849,613		1,612,221	1,471,067	1,383,790	1,108,153
Loans	3,092,797		2,037,379	1,435,376	871,736	697,235
Allowance for credit losses	34,705		22,476	16,334	11,454	9,525
Total goodwill and intangibles	759,733		406,920	253,703	139,405	81,485
Total deposits	4,727,519		3,449,100	2,791,813	2,189,695	1,749,045
Junior subordinated debentures	124,613		92,271	69,869	59,288	39,400
Total shareholders’ equity	1,039,955		602,712	413,864	243,274	170,167

(Table continued on next page)

	As of and for the Years Ended December 31,
	2007(1)		2006	2005	2004	2003
	(Dollars in thousands, except per share data)
Performance Ratios:
Return on average assets	1.38	%(4)	1.44%	1.42%	1.36%	1.32%
Return on average equity	8.09	(4)	10.24	11.56	14.27	15.60
Net interest margin (tax equivalent)	4.06		3.80	3.81	3.63	3.64
Efficiency ratio(5)	46.29		45.29	48.93	49.45	51.82

Asset Quality Ratios(6):
Nonperforming assets to total loans and other real estate.	0.49%		0.05%	0.09%	0.17%	0.13%
Net charge-offs to average loans	0.18		0.04	0.03	0.06	0.23
Allowance for credit losses to total loans.	1.04		1.10	1.12	1. 27	1.34
Allowance for credit losses to nonperforming loans(7)	634.7		2,530.6	1,505.1	949.6	1,519.1

Capital Ratios(6):
Leverage ratio	8.09%		7.76%	7.83%	6.30%	7.10%
Average shareholders’ equity to average total assets	17.07		14.07	12.31	9.57	8.48
Tier 1 risk-based capital ratio.	13.13		13.52	15.34	13.56	15.82
Total risk-based capital ratio	14.11		14.55	16.37	14.67	16.90

(1)	The Company completed the acquisition of Texas United Bancshares, Inc. on January 31, 2007 and The Bank of Navasota, N.A. on September 1, 2007.
(2)	Includes a $10.0 million pre-tax, or $6.5 million after-tax, impairment charge on write-down of securities, which resulted in a decrease of basic and diluted earnings per share of $0.15 for the year ended December 31, 2007.
(3)	Consists of $15.5 million of junior subordinated debentures of Prosperity Statutory Trust II due July 31, 2031, $12.9 million of junior subordinated debentures of Prosperity Statutory Trust III due September 17, 2033, $12.9 million of junior subordinated debentures of Prosperity Statutory Trust IV due December 30, 2033, $10.3 million of junior subordinated debentures of SNB Statutory Trust II due March 26, 2033 (assumed by the Company on April 1, 2006), $10.3 million of junior subordinated debentures of SNB Capital Trust III due March 27, 2033 (assumed by the Company on April 1, 2006), $10.3 million of junior subordinated debentures of SNB Capital Trust IV due September 25, 2033 (assumed by the Company on April 1, 2006), $7.2 million of junior subordinated debentures of TXUI Statutory Trust I due September 7, 2030 (assumed by the Company on January 31, 2007), $5.2 million of junior subordinated debentures of TXUI Statutory Trust II due December 19, 2033 (assumed by the Company on January 3l, 2007), $16.0 million of junior subordinated debentures of TXUI Statutory Trust III due December 15, 2035 (assumed by the Company on January 3l, 2007) and $12.3 million of junior subordinated debentures of TXUI Statutory Trust IV due June 30, 2036 (assumed by the Company on January 3l, 2007).
(4)	Includes a $10.0 million pre-tax, or $6.5 million after-tax, impairment charge on write-down of securities, which resulted in a decrease of return on average assets of 11 basis points and a decrease of return on average equity of 63 basis points for the year ended December 31, 2007.
(5)	Calculated by dividing total noninterest expense, excluding credit loss provisions and impairment write-down on available for sale securities, by net interest income plus noninterest income, excluding net gains and losses on the sale of securities and assets. Additionally, taxes are not part of this calculation.
(6)	At period end, except for net charge-offs to average loans and average shareholders’ equity to average total assets, which is for periods ended at such dates.
(7)	Nonperforming loans consist of nonaccrual loans, loans contractually past due 90 days or more, restructured loans and any other loan management deems to be nonperforming.

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

•	increased credit risk in the Company’s assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of the total loan portfolio;

•	the failure of assumptions underlying the establishment of and provisions made to the allowance for credit losses;

•	changes in the availability of funds resulting in increased costs or reduced liquidity;

•	a determination or downgrade in the credit quality and credit agency ratings of the securities in the Company’s securities portfolio;

•	increased asset levels and changes in the composition of assets and the resulting impact on the Company’s capital levels and regulatory capital ratios;

•	the Company’s ability to acquire, operate and maintain cost effective and efficient systems without incurring unexpectedly difficult or expensive but necessary technological changes;

•	the loss of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensation levels;

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

For the Years Ended December 31, 2007, 2006 and 2005

Overview

The Company generates the majority of its revenues from interest income on loans, service charges on customer accounts and income from investment in securities. The revenues are partially offset by interest expense paid on deposits and other borrowings and non-interest expenses such as administrative and occupancy expenses. Net interest income is the difference between interest income on earning assets such as loans and securities and interest expense on liabilities such as deposits and borrowings which are used to fund those assets. Net interest income is the Company’s largest source of revenue. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and margin. The Company has recognized increased net interest income due primarily to an increase in the volume of interest-earning assets.

Three principal components of the Company’s growth strategy are internal growth, stringent cost control practices and strategic merger transactions. The Company focuses on continual internal growth. Each banking center is operated as a separate profit center, maintaining separate data with respect to its net interest income, efficiency ratio, deposit growth, loan growth and overall profitability. Banking center presidents and managers are accountable for performance in these areas and compensated accordingly. The Company also focuses on maintaining stringent cost control practices and policies. The Company has invested significantly in the infrastructure required to centralize many of its critical operations, such as data processing and loan processing. Management believes that this centralized infrastructure can accommodate substantial additional growth while enabling the Company to minimize operational costs through certain economies of scale. The Company also intends to continue to seek expansion opportunities. During 2005, twenty-seven (27) banking centers were acquired in the acquisition of First Capital Bankers, Inc. (the “First Capital acquisition”) on March 1, 2005, two of which was subsequently closed and consolidated into existing banking centers of the Company. Two (2) additional banking centers were acquired in the acquisition of Grapeland Bancshares, Inc. (the “Grapeland acquisition”) on December 1, 2005. On April 1, 2006, the Company acquired SNB Bancshares, Inc. (the “SNB Bancshares acquisition”) which added five (5) banking centers. At the time of acquisition, SNB had an additional banking office under construction in Katy, Texas, which became a full-service banking center of the Company upon completion in July 2006. During 2007, forty-one (41) banking centers were acquired in the acquisition of Texas United Bancshares, Inc. (the “TXUI acquisition”). The acquisition of The Bank of Navasota, N.A. (the “Navasota acquisition”) was completed on September 1, 2007 and added one (1) banking center.

Net income was $84.2 million, $61.7 million and $47.9 million for the years ended December 31, 2007, 2006 and 2005, respectively, and diluted earnings per share were $1.94, $1.94 and $1.77, respectively, for these same periods. Net income growth during both 2007 and 2006 resulted principally from an increase in loan volume and acquisitions, including the TXUI acquisition in January 2007 and the SNB acquisition in April 2006. Net income growth during 2005 also resulted principally from an increase in loan volume and acquisitions, including the First Capital acquisition. The Company posted returns on average assets of 1.38%, 1.44% and 1.42% and returns on average equity of 8.09%, 10.24% and 11.56% for the years ended December 31, 2007,

2006 and 2005, respectively. The Company’s efficiency ratio was 46.29% in 2007, 45.29% in 2006 and 48.93% in 2005. The efficiency ratio is calculated by dividing total noninterest expense (excluding credit loss provisions) by net interest income plus noninterest income (excluding net gains and losses on the sale of securities and assets and impairment write-down on securities). Additionally, taxes are not part of this calculation.

The Company recognized an other-than-temporary impairment charge of $10.0 million pre-tax ($6.5 million after tax) on Federal Home Loan Mortgage Corporation (“FHLMC” or Freddie Mac) and on Federal National Mortgage Association (“FNMA” or Fannie Mae) government sponsored, investment grade perpetual callable preferred securities. The other-than-temporary-impairment charge was recorded on six perpetual preferred stock issues classified as available for sale investment securities with a total book value (prior to recognition of the impairment charge) of $24.0 million. The Company reclassified the unrealized mark-to-market loss on these investment grade securities to an other-than-temporary impairment charge because of the recent significant decline in the market value of these securities and because management believes it is unlikely that these securities will recover their original book value within a reasonable amount of time. Both FHLMC and FNMA securities were investment grade at the time of purchase and remain investment grade with ratings of AA- by S&P and Aa3 by Moody’s. The securities continue to perform according to their contractual terms and all dividend payments are current. Market value decreases on available for sale securities which are not other-than-temporary are recorded as an unrealized mark-to-market loss and reflected as a reduction to shareholders’ equity through other comprehensive income. Accordingly, the reclassification of the unrealized after tax loss to an other-than-temporary impairment non-cash charge did not affect shareholders’ equity or tangible shareholders’ equity.

Total assets at December 31, 2007 and 2006 were $6.372 billion and $4.587 billion, respectively. Total deposits at December 31, 2007 and 2006 were $4.966 billion and $3.726 billion, respectively. Total loans were $3.143 billion at December 31, 2007, an increase of $966.5 million or 44.4% compared with $2.177 billion at December 31, 2006. At December 31, 2007, the Company had $5.1 million in nonperforming loans and its allowance for credit losses was $32.5 million compared with $948,000 in nonperforming loans and an allowance for credit losses of $24.0 million at December 31, 2006. Shareholders’ equity was $1.127 billion and $664.4 million at December 31, 2007 and 2006, respectively.

Subsequent Events

Acquisition of Branches of Banco Popular North America

On January 10, 2008, the Company completed its acquisition of six (6) Houston retail branches from Banco Popular North America. In connection with the acquisition, the Company assumed approximately $125.0 million in deposits. Since January 11, 2008, all six (6) locations have been operating as full service banking centers of Prosperity Bank.

Acquisition of 1st Choice Bancorp, Inc.

On February 7, 2008, the Company announced the signing of a definitive agreement to acquire 1st Choice Bancorp, Inc and its wholly- owned subsidiary, 1st Choice Bank. 1st Choice Bancorp operates two (2) banking offices in Houston, Texas, with one location in South Houston and another in the Heights area. Prosperity’s Heights banking center will be consolidated with the 1st Choice Bancorp Heights location, with the resulting banking center being located in 1st Choice’s Heights banking office. As of December 31, 2007, 1st Choice Bancorp had, on a consolidated basis, total assets of $303.1 million, loans of $190.7 million and deposits of $273.3 million. Under the terms of the definitive agreement, Prosperity will issue approximately 1,757,813 shares of Prosperity common stock plus approximately $18,750,000 in cash for all outstanding shares of 1st Choice Bancorp capital stock, subject to decrease in the event 1st Choice Bancorp’s equity capital is less than $26.0 million.

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

Goodwill and Intangible Assets—Goodwill and intangible assets that have indefinite useful lives are subject to an impairment test at least annually and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of each of the Company’s reporting units compared with its carrying value. If the carrying amount exceeds the fair value of a reporting unit, a second test is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment. Intangible assets that are not amortized will be tested for impairment at least annually by comparing the fair values of those assets to their carrying values. Other identifiable intangible assets that are subject to amortization are amortized on an accelerated basis over the years expected to be benefited, which the Company believes is between eight and ten years. These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value to carrying value. Based on the Company’s annual goodwill impairment test as of September 30, 2007, management does not believe any of its goodwill is impaired as of December 31, 2007. While the Company believes no impairment existed at December 31, 2007 under accounting standards applicable at that date, different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation and financial condition or future results of operations.

Stock-Based Compensation—The Company adopted the provisions of SFAS No. 123R “Share-Based Payment (Revised 2004),” on January 1, 2006 and its adoption did not have a material impact on the Company’s financial statements. The Company had previously adopted SFAS No. 123 on January 1, 2003. Among other things, SFAS No. 123R eliminates the ability to account for stock-based compensation using the intrinsic value based method of accounting and requires that such transactions be recognized as compensation expense in the income statement based on their fair values on the date of the grant. SFAS No. 123R requires that management make assumptions including stock price volatility and employee turnover that are utilized to measure compensation expense. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of subjective assumptions.

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

2007 versus 2006. Net interest income before the provision for credit losses for the year ended December 31, 2007 was $200.4 million compared with $138.1 million for the year ended December 31, 2006, an increase of $62.3 million or 45.1%. The improvement in net interest income for 2007 was principally due to a $1.332 billion or 36.2% increase in average interest-earning assets to $5.014 billion at December 31, 2007 compared with $3.682 billion at December 31 2006. The increase in average interest-earning assets was primarily due to the TXUI acquisition. The improvement in net interest income for 2007 was also partially due to an increase in the yield on interest-earning assets. The rate paid on interest-bearing liabilities increased 37 basis points from 3.26% for the year ended December 31, 2006 to 3.63% for the year ended December 31, 2007 and total yield on interest-earning assets increased 50 basis points from 6.29% at December 31, 2006 to 6.79% at December 31, 2007. At December 31, 2007, period end demand deposits represented an important component of funding sources and was 23.5% of total period end deposits compared with 22.4% at December 31, 2006.

Net interest margin on a tax equivalent basis, defined as net interest income divided by average interest-earning assets, for 2007 was 4.06%, up 26 basis points from 3.80% for 2006. The increase was primarily due to the TXUI acquisition.

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

Net interest margin on a tax equivalent basis for 2006 was 3.80%, down 1 basis point from 3.81% for 2005.

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

	Years Ended December 31,
	2007			2006			2005
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$3,092,797	$247,600	8.01%	$2,037,379	$157,426	7.73%	$1,435,376	$99,958	6.96%
Securities(1)	1,849,613	89,467	4.84	1,612,221	72,632	4.51	1,471,067	60,866	4.14
Federal funds sold and other temporary investments	71,462	3,541	4.96	32,522	1,681	5.17	42,859	1,299	3.03

Total interest-earning assets.	5,013,872	340,608	6.79%	3,682,122	231,739	6.29%	2,949,302	162,123	5.50%

Less allowance for credit losses	(34,705)			(22,476)			(16,334)

Total interest-earning assets, net of allowance.	4,979,167			3,659,646			2,932,968
Noninterest-earning assets	1,114,897			624,149			428,649

Total assets	$6,094,064			$4,283,795			$3,361,617

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$829,757	$16,313	1.97%	$602,946	$11,440	1.90%	$477,199	$4,666	0.98%
Savings and money market accounts.	1,205,584	35,089	2.91	897,667	23,539	2.62	696,237	10,683	1.53
Certificates of deposit.	1,549,064	71,280	4.60	1,165,056	45,963	3.95	1,009,147	28,294	2.80
Junior subordinated debentures	124,613	10,058	8.07	92,271	7,592	8.23	69,869	4,895	7.00
Securities sold under repurchase agreements	71,165	3,026	4.25	45,488	1,820	4.00	29,850	768	2.57
Other borrowings	83,478	4,407	5.28	64,052	3,240	5.06	40,794	1,920	4.71

Total interest-bearing liabilities	3,863,661	140,173	3.63%	2,867,480	93,594	3.26%	2,323,096	51,226	2.21%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	1,143,114			783,431			609,230
Other liabilities.	47,334			30,172			15,427

Total liabilities.	5,054,109			3,681,083			2,947,753

Shareholders’ equity	1,039,955			602,712			413,864

Total liabilities and shareholders’ equity.	$6,094,064			$4,283,795			$3,361,617

Net interest rate spread			3.16%			3.03%			3.29%

Net interest income and margin(2)		$200,435	4.00%		$138,145	3.75%		$110,897	3.76%

Net interest income and margin (tax-equivalent basis)(3)		$203,554	4.06%		$139,961	3.80%		$112,262	3.81%

(1)	Yield is based on amortized cost and does not include any component of unrealized gains or losses.
(2)	The net interest margin is equal to net interest income divided by average interest-earning assets.
(3)	In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35% for the years ended December 31, 2007, 2006 and 2005 and other applicable effective tax rates.

The following table presents information regarding the dollar amount of changes in interest income and interest expense for the periods indicated for each major component of interest-earning assets and interest-bearing liabilities and distinguishes between the changes attributable to changes in volume and changes in interest rates. For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated to rate.

	Years Ended December 31,
	2007 vs. 2006			2006 vs. 2005
	Increase (Decrease) Due to Change in		Total	Increase (Decrease) Due to Change in		Total
	Volume	Rate		Volume	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$81,551	$8,623	$90,174	$41,923	$15,545	$57,468
Securities	10,695	6,140	16,835	5,840	5,926	11,766
Federal funds sold and other temporary investments	2,013	(153)	1,860	(313)	695	382

Total increase in interest income	94,259	14,610	108,869	47,450	22,166	69,616

Interest-bearing liabilities:
Interest-bearing demand deposits	4,303	570	4,873	1,230	5,544	6,774
Savings and money market accounts.	8,074	3,476	11,550	3,091	9,765	12,856
Certificates of deposit	15,150	10,167	25,317	4,371	13,298	17,669
Junior subordinated debentures	2,661	(195)	2,466	1,569	1,128	2,697
Securities sold under repurchase agreements	1,027	179	1,206	402	650	1,052
Other borrowings	983	184	1,167	1,095	225	1,320

Total increase in interest expense	32,198	14,381	46,579	11,758	30,610	42,368

Increase (decrease) in net interest income	$62,061	$229	$62,290	$35,692	$(8,444)	$27,248

Provision for Credit Losses

The Company’s provision for credit losses is established through charges to income in the form of the provision in order to bring the Company’s allowance for credit losses to a level deemed appropriate by management based on the factors discussed under “Financial Condition—Allowance for Credit Losses.” The allowance for credit losses at December 31, 2007 was $32.5 million, representing 1.04% of outstanding loans as of such date. The provision for credit losses for the year ended December 31, 2007 was $760,000 compared with $504,000 for the year ended December 31, 2006. Net charge-offs for the year ended December 31, 2007 were $5.6 million compared with $771,000 in net charge-offs for the year ended December 31, 2006. The increased charge-offs were mainly due to the TXUI acquisition. The provision for credit losses for the year ended December 31, 2006 was $504,000 compared with $480,000 for the year ended December 31, 2005. Net charge-offs for the year ended December 31, 2005 were $410,000.

Noninterest Income

The Company’s primary sources of recurring noninterest income are service charges on deposit accounts and other banking service related fees. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method. Banking related service fees include check cashing fees, official check fees, safe deposit box rent and currency handling fees. For the year ended December 31, 2007, noninterest income totaled $52.9 million, an increase of $18.9 million or 55.7% compared with $34.0 million in 2006. The increase was primarily due to an increase in insufficient funds charges and customer service charges which resulted from an increase in the number of accounts due to the TXUI acquisition completed in January 2007 and the Navasota acquisition completed in September 2007. As of December 31, 2007, the two acquisitions added approximately 88,000 deposit accounts and over 35,000 debit cards. Noninterest income for 2006 was $34.0 million, an increase of $4.0 million or 13.2% compared with $30.0 million in 2005, resulting largely from an increase in service charges due to the additional deposit accounts from the SNB acquisition completed in April 2006 and the First Capital acquisition in March 2005.

Trust and investment income increased $994,000 to $1.2 million for the year ended December 31, 2007 compared with $208,000 for the year ended December 31, 2006. The increase was primarily due to the addition of a trust and investment department acquired in February 2007 in conjunction with the TXUI acquisition. The trust department of TXUI was dissolved in 2007.

Income from leased assets increased $248,000 from $1.1 million for the year ended December 31, 2006 to $1.3 million for the year ended December 31, 2007. Additional leased assets were acquired in the TXUI acquisition. The expiration dates of the leased assets range from 2009 to 2011 and the related depreciation expense for the leased assets was $1.0 million and $756,000 for the years ended December 31, 2007 and 2006, respectively. Income from Bank Owned Life Insurance (BOLI) increased $1.4 million from $500,000 for the year ended December 31, 2006 to $1.9 million for the year ended December 31, 2007. Additional bank owned life insurance was acquired in the TXUI acquisition.

The $1.3 million gain on held for sale loans for the year ended December 31, 2007 resulted from the sale of mortgage loans. The loans were originated for the purpose of sale into the secondary market in connection with mortgage banking activities acquired in the TXUI acquisition. The Company does not intend to continue to originate loans for sale into the secondary market, and does not expect to have significant gains from this activity going forward.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Years Ended December 31,
	2007		2006		2005
	(Dollars in thousands)
Service charges on deposit accounts.	$40,937		$27,379		$24,985
Banking related service fees	1,737		1,358		1,133
Brokered mortgage income	679		839		695
Trust and investment income	1,202		208		274
Income from leased assets	1,323		1,075		895
Bank Owned Life Insurance income (BOLI)	1,893		500		397
Gains on sales of assets (net)	819	(1)	622	(2)	72	(3)
Net gain (loss) on sale of securities	86		—		(79)
Gain on held for sale loans	1,334		—		173
Other noninterest income	2,913		2,001		1,476

Total noninterest income.	$52,923		$33,982		$30,021

(1)	Includes gains on the sale of various other real estate properties of $546,000 and gains on the sale of real estate in Crockett, Texas.
(2)	Includes gains on the sale of real estate in Beeville, Palacios, Red Oak and Victoria, Texas.
(3)	Includes gains on the sale of TIB-The Independent BankersBank stock acquired in various acquisitions and a gain on the sale of real property acquired in the Paradigm acquisition.

Noninterest Expense

For the year ended December 31, 2007, noninterest expense totaled $126.8 million, an increase of $49.2 million or 63.3% compared with $77.7 million for the same period in 2006. This increase was principally due to increases in salaries and employee benefits, net occupancy, depreciation costs, and core deposit intangibles amortization primarily as a result of the TXUI acquisition and the $10.0 million impairment write-down on Fannie Mae and Freddie Mac preferred stock discussed further under “—Securities,”. For the year ended December 31, 2006, noninterest expense totaled $77.7 million, an increase of $8.7 million or 12.6% compared with $69.0 million for the same period in 2005. The increase was primarily attributable to the additional general operating costs associated with the acquisition completed in 2006 and the full year effect of the acquisitions completed in 2005. These items and other changes in the various components of noninterest expense are discussed in more detail below.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Salaries and employee benefits	$63,910	$41,298	$36,672
Non-staff expenses:
Net occupancy expense	10,534	7,884	6,663
Depreciation expense	7,611	5,048	4,462
Data processing	4,570	3,612	2,837
Regulatory assessments and FDIC insurance	1,035	716	548
Ad valorem and franchise taxes	2,462	2,246	1,594
Core deposit intangibles amortization	9,917	4,869	3,912
Communications expense(1)	6,351	4,339	3,782
Impairment write-down on securities	9,975	—	—
Other	10,478	7,657	8,487

Total noninterest expense(2)	$126,843	$77,669	$68,957

(1)	Communications expense includes telephone, data circuits, postage and courier expenses.
(2)	Total noninterest expense includes $2.0 million, $850,000 and $751,000 in 2007, 2006 and 2005 respectively, in stock-based compensation expense.

Salaries and Employee Benefits. Salaries and employee benefits increased $22.6 million to $63.9 million at December 31, 2007 compared with $41.3 million at December 31, 2006 primarily due to increased staff added with the TXUI acquisition in January 2007. The number of associates employed by the Company increased from 908 at December 31, 2006 to 1,359 at December 31, 2007. Salaries and employee benefits increased $4.6 million from $36.7 million at December 31, 2005 to $41.3 million at December 31, 2006 primarily due to increased staff added with the SNB acquisition. The number of associates employed by the Company increased from 859 at December 31, 2005 to 908 at December 31, 2006. In accordance with the Company’s adoption of SFAS 123R, total noninterest expense for the year ended December 31, 2007 includes $2.0 million in stock-based compensation expense compared with $850,000 and $751,000 recorded for the years ended December 31, 2006 and 2005, respectively.

Net Occupancy and Depreciation Expenses. Net occupancy expense increased $2.7 million or 33.6% to $10.5 million for the year ended December 31, 2007 compared with $7.9 million for the year ended December 31, 2006. Depreciation expense increased $2.6 million to $7.6 million compared with $5.0 million for the same periods. These increases were primarily attributable to the addition of forty-two (42) banking centers. Net occupancy expense increased $1.2 million or 18.3% to $7.9 million for the year ended December 31, 2006 compared with $6.7 million for the year ended December 31, 2005. Depreciation expense increased $586,000 to

$5.0 million compared with $4.5 million for the same periods. These increases were primarily attributable to the additional banking centers acquired in 2005 and 2006.

Communications Expense. Communications expense includes telephone, data circuits, postage and courier expenses. Communications expense increased $2.0 million or 46.4% from $4.3 million for the year ended December 31, 2006 to $6.4 million for the year ended December 31, 2007. The increase was primarily associated with the TXUI acquisition. Communications expense was $4.3 million for the year ended December 31, 2006 compared with $3.8 million for the same period in 2005, an increase of $557,000 or 14.7%. The increase was primarily associated with the addition of six banking centers in 2006.

Core Deposit Intangibles Amortization. Core deposit intangibles amortization increased $5.0 million or 103.7% from $4.9 million for the year December 31, 2006 to $9.9 million for the year ended December 31, 2007. The increase was associated with the addition of $31.0 million in core deposit intangible assets related to the TXUI acquisition and $2.0 million in core deposit intangible assets related to the Navasota acquisition. Core deposit intangibles amortization was $4.9 million for the year ended December 31, 2006 compared with $3.9 million for the same period in 2005, an increase of $1.0 million or 24.5%. The increase was associated with the addition of $5.7 million in core deposit intangible assets related to the SNB acquisition. Core deposit intangibles are being amortized on an accelerated basis over an estimated life of eight to ten years.

Other Noninterest Expense. Other operating expenses increased $2.8 million or 36.8% from $7.7 million at December 31, 2006 to $10.5 million for the year ended December 31, 2007. The increase was primarily attributable to the additional general expenses incurred due to the TXUI acquisition. Other operating expenses of $7.7 million for the year ended December 31, 2006 represented a decrease of $830,000 or 9.8% compared with $8.5 million in 2005. The decrease was primarily attributable to a decrease in advertising expense which is a component of other expenses

Efficiency Ratio. The efficiency ratio is a supplemental financial measure utilized in management’s internal evaluation of the Company and is not defined under generally accepted accounting principles. The efficiency ratio is calculated by dividing total noninterest expense, excluding credit loss provisions and impairment write-down on available for sale securities, by net interest income plus noninterest income, excluding net gains and losses on the sale of securities and on the sale of assets. Taxes are not part of this calculation. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources. The Company’s efficiency ratio was 46.29% at December 31, 2007, an increase from 45.29% at December 31, 2006. The Company’s efficiency ratio was 48.93% at December 31, 2005.

Income Taxes

The amount of federal income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of nondeductible interest expense and the amount of other nondeductible expenses. For the year ended December 31, 2007, income tax expense was $41.6 million compared with $32.2 million for the year ended December 31, 2006 and $23.6 million for the year ended December 31, 2005. The increases were primarily attributable to higher pretax net earnings which resulted from an increase in net interest income for the year ended December 31, 2007 compared with the same period in 2006 and 2005. The effective tax rate for the years ended December 31, 2007, 2006 and 2005 was 33.1%, 34.3% and 33.0%, respectively. The effective income tax rates differed from the U.S. statutory rate of 35% during the comparable periods primarily due to the effect of tax-exempt income from loans and securities.

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

Financial Condition

Loan Portfolio

At December 31, 2007, total loans were $3.143 billion, an increase of $966.5 million or 44.4% compared with $2.177 billion at December 31, 2006. The growth in loans was primarily attributable to the TXUI and Navasota acquisitions. At December 31, 2007, total loans at the banking centers acquired in 2007 totaled $987.6 million. At December 31, 2007, total loans were 63.3% of deposits and 49.3% of total assets. At December 31, 2006, total loans were 58.4% of deposits and 47.5% of total assets. Loans increased 41.1% during 2006 from $1.542 billion at December 31, 2005 to $2.177 billion at December 31, 2006. The growth in loans was primarily attributable to internal growth and the SNB acquisition.

The following table summarizes the Company’s loan portfolio by type of loan as of the dates indicated:

	December 31,
	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$436,338	13.9%	$280,957	12.9%	$222,773	14.4%	$144,432	13.9%	$93,989	12.2%
Real estate:
Construction and land development	683,171	21.7	433,178	19.9	206,653	13.4	100,591	10.6	36,470	4.7
1-4 family residential	526,338	16.7	376,996	17.3	313,184	20.3	260,453	25.2	237,055	30.8
Home equity	93,877	3.0	63,427	2.9	58,729	3.8	34,453	3.3	27,943	3.6
Commercial mortgages	1,075,285	34.3	803,145	36.9	566,356	36.7	369,151	35.6	260,882	33.9
Farmland	63,873	2.0	30,925	1.4	30,920	2.0	22,240	2.1	15,247	2.0
Multifamily residential	73,424	2.3	77,980	3.6	32,039	2.1	18,187	1.9	20,679	2.7
Agriculture	50,146	1.6	26,504	1.2	25,429	1.6	21,906	2.1	20,693	2.7
Consumer (net of unearned discount).	123,213	3.9	66,675	3.1	65,183	4.3	52,854	5.1	54,821	7.1
Other	17,306	0.6	16,720	0.8	20,859	1.4	2,246	0.2	2,274	0.3

Total loans(1).	$3,142,971	100.0%	$2,176,507	100.0%	$1,542,125	100.0%	$1,035,513	100.0%	$770,053	100.0%

(1)	Includes loans held for sale.

The Company is focused on growing its construction and land development, commercial mortgage and commercial and industrial loan portfolios. The Company’s construction and land development loans grew from $433.2 million at December 31, 2006 to $683.2 million at December 31, 2007, an increase of $250.0 million or 57.7%. The Company’s commercial mortgages grew from $803.1 million at December 31, 2006 to $1.075 billion at December 31, 2007, an increase of $272.1 million or 33.9%. The Company’s commercial and industrial loans grew from $281.0 million at December 31, 2006 to $436.3 million at December 31, 2007, an increase of $155.4 million or 55.3%. The Company offers a variety of commercial lending products including term loans and lines of credit. The Company offers a broad range of short to medium-term commercial loans, primarily collateralized, to businesses for working capital (including inventory and receivables), business expansion (including acquisitions of real estate and improvements) and the purchase of equipment and machinery. Historically, the

Company has originated loans for its own account and has not securitized its loans. The purpose of a particular loan generally determines its structure. All loans in the 1-4 family residential category were originated by the Company.

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

1-4 Family Residential Loans. The Company’s lending activities also includes the origination of 1-4 family residential mortgage loans collateralized by owner-occupied residential properties located in the Company’s market areas. The Company offers a variety of mortgage loan products which generally are amortized over five to 25 years. Loans collateralized by 1-4 family residential real estate generally have been originated in amounts of no more than 90% of appraised value or have mortgage insurance. The Company requires mortgage title insurance and hazard insurance. Other than with respect to mortgage banking activities acquired in the TXUI acquisition, the Company has elected to keep all 1-4 family residential loans for its own account rather than selling such loans into the secondary market. By doing so, the Company is able to realize a higher yield on these loans; however, the Company also incurs interest rate risk as well as the risks associated with nonpayments on such loans.

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

Consumer Loans. Consumer loans made by the Company include direct “A”-credit automobile loans, recreational vehicle loans, boat loans, home improvement loans, home equity loans, personal loans (collateralized and uncollateralized) and deposit account collateralized loans. The terms of these loans typically range from 12 to 120 months and vary based upon the nature of collateral and size of loan. Generally, consumer loans entail greater risk than do real estate secured loans, particularly in the case of consumer loans that are unsecured or collateralized by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan balance. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws may limit the amount which can be recovered on such loans.

The contractual maturity ranges of the 1-4 family residential, home equity, commercial and industrial, commercial mortgage, construction and land development and agriculture portfolios and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of December 31, 2007 are summarized in the following table:

	December 31, 2007
	One Year or Less	After One Through Five Years	After Five Years	Total
	(Dollars in thousands)
1-4 family residential and home equity	$26,630	$68,787	$524,798	$620,215
Commercial and industrial	213,140	156,637	66,561	436,338
Commercial mortgages	90,294	219,227	765,76	1,075,285
Construction and land development	343,650	112,981	226,540	683,171
Agriculture	28,249	19,365	2,532	50,146

Total	$701,963	$576,997	$1,586,195	$2,865,155

Loans with a predetermined interest rate.	$198,895	$348,879	$572,302	$1,120,076
Loans with a floating interest rate.	503,068	228,118	1,013,893	1,745,079

Total	$701,693	$576,997	$1,586,195	$2,865,155

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

The Company requires appraisals on loans collateralized by real estate. With respect to potential problem loans, an evaluation of the borrower’s overall financial condition is made to determine the need, if any, for possible writedowns or appropriate additions to the allowance for credit losses.

The Company’s conservative lending approach has resulted in strong asset quality. The Company had $15.4 million in nonperforming assets at December 31, 2007 compared with $1.1 million at December 31, 2006 and $1.4 million at December 31, 2005. The nonperforming assets at December 31, 2007 consisted of ninety-two (92) separate credits or ORE properties, of which 54 credits were related to loans acquired in the Company’s 2007 acquisitions. If interest on nonaccrual loans had been accrued under the original loan terms, approximately $47,000, $30,000 and $35,000 would have been recorded as income for the years ended December 31, 2007, 2006 and 2005, respectively.

The following table presents information regarding past due loans and nonperforming assets at the dates indicated:

	December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Nonaccrual loans.	$1,035	$181	$355	$297	$2
Restructured loans.	—	—	—	—	—
Accruing loans 90 or more days past due	4,092	767	788	1,083	679

Total nonperforming loans	5,127	948	1,143	1,380	681
Repossessed assets	56	32	26	—	40
Other real estate	10,207	140	239	341	246

Total nonperforming assets	$15,390	$1,120	$1,408	$1,721	$967

Nonperforming assets to total loans and other real estate	0.49%	0.05%	0.09%	0.17%	0.13%
Nonperforming assets to average earning assets	0.31%	0.03%	0.05%	0.07%	0.05%

Allowance for Credit Losses

The following table presents, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Average loans outstanding	$3,092,797	$2,037,379	$1,435,376	$871,739	$697,235

Gross loans outstanding at end of period.	$3,142,971	$2,176,507	$1,542,125	$1,035,513	$770,053

Allowance for credit losses at beginning of period	$23,990	$17,203	$13,105	$10,345	$9,580
Balance acquired with acquisitions	13,386	7,054	4,028	2,365	1,900
Provision for credit losses	760	504	480	880	483
Charge-offs:
Commercial and industrial	(1,045)	(353)	(410)	(139)	(810)
Real estate and agriculture	(4,143)	(128)	(242)	(613)	(960)
Consumer.	(2,974)	(696)	(240)	(198)	(471)
Recoveries:
Commercial and industrial	1,175	95	188	239	159
Real estate and agriculture	208	59	184	65	198
Consumer.	1,186	252	110	161	266

Net charge-offs	(5,593)	(771)	(410)	(485)	(1,618)

Allowance for credit losses at end of period.	$32,543	$23,990	$17,203	$13,105	$10,345

Ratio of allowance to end of period loans	1.04%	1.10%	1.12%	1.27%	1.34%
Ratio of net charge-offs to average loans	0.18	0.04	0.03	0.06	0.23
Ratio of allowance to end of period nonperforming loans	634.7	2,530.6	1,505.1	949.6	1,519.1

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

At December 31, 2007, the allowance for credit losses totaled $32.5 million, or 1.04% of total loans. At December 31, 2006, the allowance aggregated $24.0 million or 1.10% of total loans and at December 31, 2005, the allowance was $17.2 million or 1.12% of total loans.

The following tables describe the allocation of the allowance for credit losses among various categories of loans and certain other information as of the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any loan category.

	December 31,
	2007		2006(1)
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars in thousands)
Balance of allowance for credit losses applicable to:
Commercial and industrial	$4,790	13.9%	$3,660	12.9%
Real estate	22,505	80.0	18,140	82.0
Agriculture	506	1.6	131	1.2
Consumer and other.	2,153	4.5	732	3.9
Unallocated(1)	2,589	—	1,327	—

Total allowance for credit losses.	$32,543	100.0%	$23,990	100.0%

(1)	In 2006, the Company revised its allowance methodology to provide for more specific allocation of its reserves. The revised methodology did not have a material impact on the Company’s determination of the overall allowance for credit losses.

	December 31,
	2005		2004		2003
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars in thousands)
Balance of allowance for credit losses applicable to:
Commercial and industrial	$636	14.4%	$274	13.9%	$253	12.2%
Real estate	923	78.3	503	78.7	957	77.7
Agriculture	28	1.6	12	2.1	35	2.7
Consumer and other.	53	5.7	26	5.3	34	7.4
Unallocated	15,563	—	12,290	—	9,066	—

Total allowance for credit losses	$17,203	100.0%	$13,105	100.0%	$10,345	100.0%

The Company believes that the allowance for credit losses at December 31, 2007 is adequate to cover losses inherent in the loan portfolio as of such date. There can be no assurance, however, that the Company will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at December 31, 2007.

Securities

The Company uses its securities portfolio as a source of income, as a source of liquidity for cash requirements and to manage interest rate risk. At December 31, 2007, investment securities totaled $1.857 billion, an increase of $267.3 million or 16.8% compared with $1.590 billion at December 31, 2006. The increase in securities was primarily due to the TXUI acquisition. Securities increased to $1.590 billion at December 31, 2006 from $1.573 billion at December 31, 2005, an increase of $17.8 million or 1.1%. At December 31, 2007, securities represented 29.1% of total assets compared with 34.7% of total assets at December 31, 2006.

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

The following table summarizes the amortized cost of securities as of the dates shown (available-for-sale securities are not adjusted for unrealized gains or losses):

	December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies.	$229,119	$402,328	$296,349	$30,726	$48,762
70% non-taxable preferred stock	14,025	24,000	24,000	24,000	44,015
States and political subdivisions	87,517	44,378	31,250	37,698	45,738
Corporate debt securities	3,215	6,218	8,550	10,491	15,619
Collateralized mortgage obligations	223,952	276,629	222,615	238,994	178,487
Mortgage-backed securities	1,282,338	829,195	987,088	957,354	1,032,861
Qualified Zone Academy Bond (QZAB)	8,000	8,000	8,000	8,000	8,000
Other	7,260	4,093	814	296	283

Total	$1,855,426	$1,594,841	$1,578,666	$1,307,559	$1,373,765

The following table summarizes the contractual maturity of securities and their weighted average yields as of December 31, 2007. The contractual maturity of a mortgage backed security is the date at which the last underlying mortgage matures. Available-for-sale securities are shown at fair value and held-to-maturity securities are shown at amortized cost. Other securities are included in the corporate debt securities category. For purposes of the table below, tax-exempt states and political subdivisions are calculated on a tax equivalent basis. The QZAB bond is not calculated on a tax equivalent basis and it generates a tax credit of 7.18%, which is included in gross income.

	December 31, 2007
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$55,558	4.46%	$146,096	5.45%	$6,094	5.27%	$21,384	5.72%	$229,132	5.23%
70% non-taxable preferred stock	—	—	—	—	—	—	14,025	4.75	14,025	4.75
States and political subdivisions.	4,788	5.37	7,577	5.96	19,988	6.54	55,978	6.30	88,331	6.27
Corporate debt securities and other	7,260	4.39	254	5.03	3,014	7.63	—	—	10,528	2.21
Collateralized mortgage obligations.	156	4.31	1,822	4.80	110,196	4.64	111,740	4.58	223,914	4.61
Mortgage-backed securities	1,720	5.49	58,960	4.54	418,785	4.51	804,211	5.33	1,283,676	5.03
Qualified Zone Academy Bond (QZAB)	—	—	8,000	2.00	—	—	—	—	8,000	2.00

Total	$69,482	4.08%	$222,709	5.21%	$558,077	4.63%	$1,007,338	5.30%	$1,857,606	5.03%

The contractual maturity of mortgage-backed securities and collateralized mortgage obligations is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities monthly pay downs cause the average lives of the securities to be much different than their stated lives. The weighted average life of the Company’s complete portfolio is 4.1 years with an effective duration of 3.2 years at December 31, 2007. The 70% non-taxable preferred stock includes investments in FNMA (Fannie Mae) and FHLMC (Freddie Mac) preferred stock.

At December 31, 2007 and 2006, the Company did not own securities of any one issuer (other than the U.S. government and its agencies) for which aggregate adjusted cost exceeded 10% of the consolidated shareholders’ equity at such respective dates.

The average yield of the securities portfolio was 4.84% in 2007 compared with 4.51% in 2006 and 4.14% in 2005. The 33 basis point increase in 2007 was primarily due to the Company reinvesting funds at higher rates in 2007 compared to 2006. The overall growth in the securities portfolio over the comparable periods was primarily funded by deposit growth and securities acquired in acquisitions.

The following table summarizes the carrying value by classification of securities as of the dates shown:

	December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Available-for-sale	$260,444	$434,331	$410,361	$177,683	$263,648
Held-to-maturity	1,597,162	1,155,972	1,162,241	1,125,109	1,113,232

Total	$1,857,606	$1,590,303	$1,572,602	$1,302,792	$1,376,880

The following tables present the amortized cost and fair value of securities classified as available-for-sale at December 31, 2007, 2006 and 2005:

	December 31, 2007				December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)				(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies.	$3,986	$15	$2	$3,999	$290,629	$—	$794	$289,835
70% non-taxable preferred stock	14,025	—	—	14,025	24,000	—	3,795	20,205
States and political subdivisions.	51,119	962	148	51,933	14,098	604	—	14,702
Collateralized mortgage obligations	1,890	—	38	1,852	5,352	12	36	5,328
Mortgage-backed securities	170,269	1,614	276	171,607	90,986	172	729	90,429
Qualified Zone Academy Bond (QZAB)	8,000	—	—	8,000	8,000	—	—	8,000
Other	8,975	53	—	9,028	5,804	28	—	5,832

Total.	$258,264	$2,644	$464	$260,444	$438,869	$816	$5,354	$434,331

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies.	$231,399	$430	$1,752	$230,077
70% non-taxable preferred stock	24,000	—	5,334	18,666
States and political subdivisions	14,102	1,005	—	15,107
Collateralized mortgage obligations	8,096	45	34	8,107
Mortgage-backed securities.	130,014	277	701	129,590
Qualified Zone Academy Bond (QZAB)	8,000	—	—	8,000
Other	814	—	—	814

Total.	$416,425	$1,757	$7,821	$410,361

The following tables present the amortized cost and fair value of securities classified as held-to-maturity at December 31, 2007, 2006 and 2005:

	December 31, 2007				December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)				(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies.	$225,133	$1,572	$28	$226,677	$111,699	$405	$588	$111,516
States and political subdivisions	36,398	286	304	36,380	30,280	255	53	30,482
Corporate debt securities	1,500	14	—	1,514	4,507	6	10	4,503
Collateralized mortgage obligations.	222,062	744	1,914	220,892	271,277	337	5,260	266,354
Mortgage-backed securities	1,112,069	6,603	6,537	1,112,135	738,209	616	20,584	718,241

Total	$1,597,162	$9,219	$8,783	$1,597,598	$1,155,972	$1,619	$26,495	$1,131,096

	December 31, 2005
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies.	$64,950	$409	$564	$64,795
States and political subdivisions	17,148	173	31	17,290
Corporate debt securities	8,550	108	3	8,655
Collateralized mortgage obligations	214,519	313	5805	209,027
Mortgage-backed securities.	857,074	721	21,868	835,927

Total	$1,162,241	$1,724	$28,271	$1,135,694

As part of its regular quarterly review for impairment of marketable securities, the Company recognized an other-than-temporary impairment charge of $10.0 million pre-tax on Fannie Mae and Freddie Mac government sponsored, investment grade perpetual callable preferred securities as of December 31, 2007. The other-than-temporary-impairment charge was recorded on six perpetual preferred stock issues classified as available for sale investment securities, which are included in the tables above as 70% non-taxable preferred stock, with a total book value of $24.0 million prior to recognition of the impairment charge and $14.0 million after the charge. The Company reclassified the unrealized mark-to-market loss on these investment grade securities to an other-than-temporary impairment charge because of the recent significant decline in the market value of these securities and because management believes it is unlikely that these securities will recover their original book value within a reasonable amount of time. Both Fannie Mae and Freddie Mac securities were investment grade at the time of purchase and remain investment grade with ratings of AA- by S&P and Aa3 by Moody’s. The securities continue to perform according to their contractual terms and all dividend payments are current.

Management believes that the unrealized losses in the Company’s securities portfolio at December 31, 2007 were primarily due to interest rate increases. Because the decline in market value of such securities was primarily attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold such securities until a recovery of fair value, which may be at maturity, the Company does not consider such securities to be other-than-temporarily impaired at December 31, 2007.

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

Unlike U.S. Treasury and U.S. government agency securities, which have a lump sum payment at maturity, mortgage-backed securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. Mortgage-backed securities which are purchased at a premium will generally suffer decreasing net yields as interest rates drop because home owners tend to refinance their mortgages. Thus, the premium paid must be amortized over a shorter period. Therefore, these securities purchased at a discount will obtain higher net yields in a decreasing interest rate environment. As interest rates rise, the opposite will generally be true. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and consequently, the average life of this security will be lengthened. If interest rates begin to fall, prepayments will increase, thereby shortening the estimated life of this security. At December 31, 2007, 62.6% of the mortgage-backed securities held by the Company had contractual final maturities of more than ten years with a weighted average life of 3.81 years.

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

Total deposits at December 31, 2007 were $4.97 billion, an increase of $1.24 billion or 33.3% compared with $3.73 billion at December 31, 2006. The increase was primarily attributable to the TXUI and Navasota acquisitions in 2007. As of December 31, 2007, the banking centers acquired in 2007 had approximately $1.22 billion in total deposits. Noninterest-bearing deposits were $1.17 million at December 31, 2007, an increase of $332.2 million or 39.7% compared with $835.9 million at December 31, 2006. Noninterest-bearing deposits at December 31, 2006 were $835.9 million compared with $674.4 million at December 31, 2005. Interest-bearing deposits at December 31, 2007 were $3.80 billion, up $908.5 million or 31.4% compared with $2.89 billion at December 31, 2006. Interest-bearing deposits at December 31, 2006 of $2.89 billion represented a $64.0 million increase compared with $2.25 billion at December 31, 2005. Total deposits at December 31, 2005 were $2.92 billion. There were no major concentrations of deposits at December 31, 2007, 2006 or 2005.

The daily average balances and weighted average rates paid on deposits for each of the years ended December 31, 2007, 2006 and 2005 are presented below:

	Years Ended December 31,
	2007		2006		2005
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Interest-bearing checking	$829,757	1.97%	$602,946	1.90%	$477,199	0.98%
Regular savings	222,397	0.99	164,963	1.11	150,577	0.83
Money market savings	983,187	3.34	732,704	2.96	545,660	1.73
Time deposits	1,549,064	4.60	1,165,056	3.95	1,009,147	2.80

Total interest-bearing deposits	3,584,405	3.42	2,665,669	3.04	2,182,583	2.00
Noninterest-bearing deposits	1,143,114	—	783,431	—	609,230	—

Total deposits	$4,727,519	2.60%	$3,449,100	2.35%	$2,791,813	1.56%

The Company’s ratio of average noninterest-bearing deposits to average total deposits for the years ended December 31, 2007, 2006, and 2005 was 24.2%, 22.7%, and 21.8%, respectively.

The following table sets forth the amount of the Company’s certificates of deposit that are $100,000 or greater by time remaining until maturity:

December 31, 2007
(Dollars in thousands)
Three months or less	$234,171
Over three through six months.	241,556
Over six through 12 months	215,930
Over 12 months	116,829

Total	$808,486

Other Borrowings

The Company utilizes borrowings to supplement deposits to fund its lending and investment activities. Borrowings consist of funds from the Federal Home Loan Bank (“FHLB”) and correspondent banks. FHLB advances are considered short-term, overnight borrowings. At December 31, 2007, the Company had no FHLB advances and $31.5 million in FHLB borrowings, all of which consisted of long-term FHLB notes payable compared with $26.4 million in FHLB borrowings at December 31, 2006, all of which consisted of long-term FHLB notes payable. The $5.1 million increase was primarily attributable to the TXUI acquisition. The weighted average interest rate paid on the FHLB notes payable at period end was 5.3%. The maturity dates on the FHLB notes payable range from the years 2008 to 2028 and have interest rates ranging from 3.08% to 6.26%. The highest outstanding balance of FHLB advances during 2007 was $240.0 million compared with $116.0 million during 2006. The Company had no federal funds purchased at December 31, 2007 or 2006.

At December 31, 2007, the Company had $84.6 million in securities sold under repurchase agreements compared with $47.2 million at December 31, 2006, an increase of $37.4 million or 79.1%. The increase was primarily attributable to normal customer activity and the TXUI acquisition.

The following table presents the Company’s borrowings at December 31, 2007 and December 31, 2006:

	December 31, 2007	December 31, 2006
	(Dollars in thousands)
FHLB advances	$—	$—
FHLB long-term notes payable	31,466	26,408

Total other borrowings	31,466	26,408
Federal funds purchased	—	—
Securities sold under repurchase agreements	84,581	47,225

Total	$116,047	$73,633

At December 31, 2007 and 2006, the Company had outstanding $112.9 million and $100.5 million, respectively, in junior subordinated debentures issued to the Company’s unconsolidated subsidiary trusts. The increase of $12.4 million was due to the Company’s assumption on January 31, 2007 of $44.8 million in junior subordinated debentures issued by TXUI to its five subsidiary trusts, partially offset by the redemption of the debentures held by First Capital Statutory Trust I in the amount of $20.6 million on June 26, 2007, the redemption of the debentures held by Gateway Statutory Trust I in the amount of $4.1 million on June 26, 2007 and the redemption of the debentures held by First Capital Statutory Trust II in the amount $7.7 million on September 26, 2007. The debentures redeemed on June 26, 2007 bore interest at a floating rate of 3 month LIBOR + 3.60% and the debentures redeemed on September 26, 2007 bore interest at a floating rate of 3 month LIBOR + 3.40%. The trusts in turn redeemed in full the trust preferred securities and common securities they issued.

A summary of pertinent information related to the Company’s ten issues of junior subordinated debentures outstanding at December 31, 2007 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate(1)	Junior Subordinated Debt Owed to Trusts	Maturity Date(2)
Prosperity Statutory Trust II	July 31, 2001	$15,000,000	3-month LIBOR + 3.58%, not to exceed 12.50%	$15,464,000	July 31, 2031

Prosperity Statutory Trust III	Aug. 15, 2003	12,500,000	6.50%(3)	12,887,000	Sept. 17, 2033

Prosperity Statutory Trust IV	Dec. 30, 2003	12,500,000	6.50%(4)	12,887,000	Dec. 30, 2033

SNB Statutory Trust II(5)	Mar. 26, 2003	10,000,000	3-month LIBOR + 3.15%	10,310,000	Mar. 26, 2033

SNB Capital Trust III(5)	Mar. 27, 2003	10,000,000	3-month LIBOR + 3.15%	10,310,000	Mar. 27, 2033

SNB Capital Trust IV(5)	Sept. 25, 2003	10,000,000	3-month LIBOR + 3.00%	10,310,000	Sept. 25, 2033

TXUI Statutory Trust I(6)	Sept. 07, 2000	7,000,000	10.60%	7,210,000	Sept. 07, 2030

TXUI Statutory Trust II(6)	Dec. 19, 2003	5,000,000	6.45%(7)	5,155,000	Dec. 19, 2033

TXUI Statutory Trust III(6)	Nov. 30, 2005	15,500,000	3-month LIBOR + 1.39%	15,980,000	Dec. 15, 2035

TXUI Statutory Trust IV(6)	Mar. 31, 2006	12,000,000	3-month LIBOR + 1.39%	12,372,000	June 30, 2036

(1)	The 3-month LIBOR in effect as of December 31, 2007 was 4.70%.
(2)	All debentures are callable five years from issuance date except for TXUI Statutory Trust I which is callable ten years from issuance date.
(3)	The debentures bear a fixed interest rate until September 17, 2008, when the rate begins to float on a quarterly basis based on the three-month LIBOR plus 3.00%.
(4)	The debentures bear a fixed interest rate until December 30, 2008, when the rate begins to float on a quarterly basis based on the three-month LIBOR plus 2.85%.
(5)	Assumed in connection with the SNB acquisition on April 1, 2006.
(6)	Assumed in connection with the TXUI acquisition on January 31, 2007.
(7)	The debentures bear a fixed interest rate until December 19, 2008, when the rate begins to float on a quarterly basis based on the three-month LIBOR plus 2.85%.

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

The following table sets forth the Company’s interest rate sensitivity analysis at December 31, 2007:

	Volumes Subject to Repricing Within
	0-30 days	31-180 days	181-365 days	Greater than one year	Total
	(Dollars in thousands)
Interest-earning assets:
Securities (excluding unrealized gain of $2,180)	$64,726	$207,520	$259,577	$1,323,603	$1,855,426
Loans	948,725	274,149	277,837	1,642,260	3,142,971
Federal funds sold and other temporary investments	192,843	200	—	—	193,043

Total interest-earning assets	$1,206,294	$481,869	$537,414	$2,965,863	$5,191,440

Interest-bearing liabilities:
Demand, money market and savings deposits	$2,198,035	$—	$—	$—	$2,198,035
Certificates of deposit and other time deposits.	176,967	723,970	437,302	262,064	1,600,303
Junior subordinated debentures	59,939	—	—	52,946	112,885
Securities sold under repurchase agreements	84,581	—	—	—	84,581
Other borrowings	171	454	701	30,140	31,466

Total interest-bearing liabilities	$2,519,693	$724,424	$438,003	$345,150	$4,027,270

Period GAP	$(1,313,399)	$(242,555)	$99,411	$2,620,713	$1,164,170
Cumulative GAP	$(1,313,399)	$(1,555,954)	$(1,456,543)	$1,164,170
Period GAP to total assets	(20.60)%	(3.80)%	1.56%	41.10%
Cumulative GAP to total assets	(20.60)%	(24.40)%	(22.84)%	18.26%

While the GAP position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, it is difficult to predict the effect of changing interest rates solely on that measure, without accounting for alterations in the maturity or repricing characteristics of the balance sheet that occur during changes in market interest rates. For example, the GAP position reflects only the prepayment assumptions pertaining to the current rate environment. Assets tend to prepay more rapidly during periods of declining interest rates than during periods of rising interest rates. Because of this and other risk factors not contemplated by the GAP position, an institution could have a matched GAP position in the current rate environment and still have its net interest income exposed to increased rate risk. Additionally, the Company had $1.168 billion in noninterest-bearing deposits at December 31, 2007 which are not reflected in the table above and are not directly impacted by interest rate changes.

The assumptions used are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and the application and timing of various management strategies.

In addition to GAP analysis, the Company uses an interest rate risk simulation model and shock analysis to test the interest rate sensitivity of net interest income and the balance sheet, respectively. Contractual maturities and repricing opportunities of loans are incorporated in the model as are prepayment assumptions, maturity data and call options within the investment portfolio. Assumptions based on past experience are incorporated into the model for nonmaturity deposit accounts. The assumptions used are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and the application and timing of various management strategies.

The Company’s simulation analysis as of December 31, 2007 estimates a percentage of change in these metrics from the stable rate base scenario versus alternative scenarios of rising and falling market interest rates by instantaneously shocking a static balance sheet. The following table summarizes the simulated change in net interest income over a 12-month horizon in the event of an immediate and sustained change in interest rates:

Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income
+200	0.3%
+100	(0.6)%
Base	—
-100	0.5%
-200	0.6%

The results are primarily due to behavior of demand, money market and savings deposits during such rate fluctuations. The Company has found that historically, interest rates on these deposits change more slowly than changes in the discount and federal funds rates. This assumption is incorporated into the simulation model and is generally not fully reflected in a GAP analysis.

Liquidity

Liquidity involves the Company’s ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate the Company on an ongoing basis. During the three years ended December 31, 2007, the Company’s liquidity needs have primarily been met by growth in core deposits and the issuance of junior subordinated debentures, as previously discussed. Although access to purchased funds from correspondent banks is available and has been utilized on occasion to take advantage of investment opportunities, the Company does not generally rely on these external funding sources. The cash and federal funds sold position, supplemented by amortizing investment and loan portfolios, have generally created an adequate liquidity position.

Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of December 31, 2007, the Company had cash and cash equivalents of $371.1 million compared with $269.7 million at December 31, 2006. The increase was mainly due to an increase in federal funds sold of $39.2 million and an increase in cash and due from banks of $62.2 million due to the TXUI acquisition.

Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of December 31, 2007 (other than deposit obligations). The Company’s future cash payments associated with its contractual obligations pursuant to its junior subordinated debentures, FHLB notes payable and operating leases as of December 31, 2007 are summarized below. Payments for FHLB notes payable includes interest of $8.1 million that will be paid over the future periods. Payments related to leases are based on actual payments specified in underlying contracts.

	Payments due in:
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Junior subordinated debentures	$—	$—	$—	$112,885	$112,885
Federal Home Loan Bank notes payable	3,459	17,621	4,013	14,440	39,533
Operating leases	3,375	4,876	2,412	2,000	12,663

Total.	$6,834	$22,497	$6,425	129,325	$165,081

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

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit expiring by period as of December 31, 2007 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$14,207	$901	$657	$347	$16,112
Commitments to extend credit	538,457	45,704	8,240	88,651	681,052

Total	$552,664	$46,605	$8,897	$88,998	$697,164

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

Total shareholders’ equity increased to $1.127 billion at December 31, 2007 compared with $664.4 million at December 31, 2006, an increase of $463.0 million or 69.7%. This increase was primarily the result of net income of $84.2 million and $389.4 million in Common Stock issued in connection with the TXUI and Navasota acquisitions, partially offset by dividends paid on the Common Stock of $20.3 million. During 2006, shareholders’ equity increased by $199.7 million or 43.0% compared with $464.7 million at December 31, 2005, primarily due to net income of $61.7 million and $141.4 million in Common Stock issued in connection with the SNB acquisition, partially offset by dividends paid on the Common Stock of $13.0 million.

The following table provides a comparison of the Company’s and the Bank’s leverage and risk-weighted capital ratios as of December 31, 2007 to the minimum and well-capitalized regulatory standards:

	Minimum Required for Capital Adequacy Purposes		To Be Categorized as Well-Capitalized Under Prompt Corrective Action Provisions	Actual Ratio at December 31, 2007
The Company
Leverage ratio	3.00	%(1)	N/A	8.09%
Tier 1 risk-based capital ratio	4.00		N/A	13.13
Total risk-based capital ratio	8.00		N/A	14.11
The Bank
Leverage ratio	3.00	%(2)	5.00%	7.82%
Tier 1 risk-based capital ratio	4.00		6.00	12.70
Total risk-based capital ratio	8.00		10.00	13.68

(1)	The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.
(2)	The FDIC may require the Bank to maintain a leverage ratio above the required minimum.

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

Assuming these final rules were effective at December 31, 2007, all trust preferred securities would count as Tier 1 capital. If applicable, the excess amount of trust preferred securities may be included in Tier 2 capital. Assuming these final rules were effective at December 31, 2007, the Company’s consolidated capital ratios would have been unchanged.

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

CONSOLIDATED QUARTERLY FINANCIAL DATA OF THE COMPANY

	Quarter Ended 2007
	December 31		September 30	June 30	March 31
	(Dollars in thousands, except per share data)
	(unaudited)
Interest income	$85,441		$88,004	$87,300	$79,863
Interest expense	33,807		36,635	35,956	33,775

Net interest income	51,634		51,369	51,344	46,088
Provision for credit losses	120		75	320	245

Net interest income after provision	51,514		51,294	51,024	45,843
Noninterest income	13,248		14,159	13,845	11,671
Noninterest expense	39,413		30,087	30,072	27,271

Income before income taxes	25,349		35,366	34,797	30,243
Provision for income taxes	8,268		11,518	11,804	10,014

Net income	$17,081	(1)	$23,848	$22,993	$20,229

Earnings per share(2):
Basic	$0.39	(1)	$0.54	$0.53	$0.51

Diluted	$0.38	(1)	$0.54	$0.52	$0.50

	Quarter Ended 2006
	December 31		September 30	June 30	March 31
	(Dollars in thousands, except per share data)
	(unaudited)
Interest income	$62,893		$62,150	$61,012	$45,684
Interest expense	26,487		26,183	24,430	16,494

Net interest income	36,406		35,967	36,582	29,190
Provision for credit losses	144		120	120	120

Net interest income after provision	36,262		35,847	36,462	29,070
Noninterest income	8,241		8,918	9,156	7,667
Noninterest expense	19,192		19,829	21,399	17,249

Income before income taxes	25,311		24,936	24,219	19,488
Provision for income taxes	8,709		8,572	8,324	6,624

Net income	$16,602		$16,364	$15,895	$12,864

Earnings per share(2):
Basic	$0.51		$0.50	$0.49	$0.46

Diluted	$0.50		$0.49	$0.48	$0.46

(1)	Includes a $10.0 million pre-tax, or $6.5 million after-tax, impairment charge on write-down of securities.
(2)	Earnings per share are computed independently for each of the quarters presented and therefore may not total earnings per share for the year.

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of December 31, 2007, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. This assessment included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2006, based on those criteria.

Deloitte & Touche LLP the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2007. The report is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Compliance with Designated Laws and Regulations

Management is also responsible for ensuring compliance with the federal laws and regulations concerning loans to insiders and the federal and state laws and regulations concerning dividend restrictions, both of which are designated by the Federal Deposit Insurance Corporation (FDIC) as safety and soundness laws and regulations.

Management assessed its compliance with the designated safety and soundness laws and regulations and has maintained records of its determinations and assessments as required by the FDIC. Based on this assessment, management believes that the Company has complied, in all material respects, with the designated safety and soundness laws and regulations for the year ended December 31, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Prosperity Bancshares, Inc.

Houston, Texas

We have audited the internal control over financial reporting of Prosperity Bancshares, Inc. and subsidiaries (the “Bank”) as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Bank’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C). The Bank’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Bank’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management’s statement referring to compliance with laws and regulations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2007 of the Bank and our report dated February 28, 2008 expressed an unqualified opinion on those financial statements.

Houston, Texas

February 28, 2008

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the information under the captions “Election of Directors,” “Continuing Directors and Executive Officers,” “ Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance—Committees of the Board of Directors—Audit Committee,” “Corporate Governance—Director Nomination Process” and “Corporate Governance—Code of Ethics” in the Company’s definitive Proxy Statement for its 2008 Annual Meeting of Shareholders (the “2008 Proxy Statement”) to be filed with the Commission pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information under the captions “Executive Compensation and Other Matters” and “Director Compensation” in the 2008 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Certain information required by this Item 12 is included under “Securities Authorized for Issuance under Equity Compensation Plans” in Part II, Item 5 of this annual report on Form 10-K. The other information required by this Item is incorporated herein by reference to the information under the caption “Beneficial Ownership of Common Stock by Management of the Company and Principal Shareholders” in the 2008 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information under the captions “Corporate Governance—Director Independence” and “Certain Relationships and Related Transactions” in the 2008 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information under the caption “Fees and Services of Independent Registered Public Accounting Firm” in the 2008 Proxy Statement.

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements. Reference is made to the Consolidated Financial Statements, the report thereon and the notes thereto commencing at page 65 of this Annual Report on Form 10-K. Set forth below is a list of such Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Income for the Years Ended December 31, 2007, 2006, and 2005

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

2. Financial Statement Schedules. All supplemental schedules are omitted as inapplicable or because the required information is included in the Consolidated Financial Statements or notes thereto.

3. The exhibits to this Annual Report on Form 10-K listed below have been included only with the copy of this report filed with the Securities and Exchange Commission. The Company will furnish a copy of any exhibit to shareholders upon written request to the Company and payment of a reasonable fee not to exceed the Company’s reasonable expense.

Each exhibit marked with an asterisk is filed or furnished with this Annual Report on Form 10-K as noted below.

Exhibit Number(1)		Description
3.1	—	Amended and Restated Articles of Incorporation of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267))

3.2	—	Articles of Amendment to Amended and Restated Articles of Incorporation of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

3.3	—	Amended and Restated Bylaws of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 19, 2007)

4.1	—	Form of certificate representing shares of Prosperity Bancshares, Inc. common stock (incorporated herein by reference to Exhibit 4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267))

4.2	—	Indenture dated as of July 31, 2001 by and between Prosperity Bancshares, Inc., as Issuer, and State Street Bank and Trust Company of Connecticut, National Association, with respect to the Floating Rate Junior Subordinated Deferrable Interest Debentures of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

4.3	—	Amended and Restated Declaration of Trust of Prosperity Statutory Trust II dated as of July 31, 2001 (incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

Exhibit Number(1)		Description
4.4	—	Guarantee Agreement dated as of July 31, 2001 by and between Prosperity Bancshares, Inc. and State Street Bank and Trust Company of Connecticut, National Association (incorporated herein by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.1†	—	Prosperity Bancshares, Inc. 1995 Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267))

10.2†	—	Prosperity Bancshares, Inc. 1998 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267))

10.3†	—	Prosperity Bancshares, Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4 (Registration No. 333-121767))

10.4†	—	Amended and Restated Employment Agreement by and between Prosperity Bank and David Zalman (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 24, 2005)

10.5†	—	Amended and Restated Employment Agreement by and between Prosperity Bank and H. E. Timanus, Jr. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 24, 2005)

10.6†	—	Employment Agreement, dated as of August 10, 2006, by and among Prosperity Bancshares, Inc., Prosperity Bank and James D. Rollins III (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 15, 2006)

10.7†	—	Employment Agreement, dated as of August 10, 2006, by and among Prosperity Bancshares, Inc., Prosperity Bank and David Hollaway (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 15, 2006)

10.8†	—	First Amendment to Employment and Non-Competition Agreement, dated as of September 19, 2006, by and between Prosperity Bank and Peter E. Fisher (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 21, 2006)

10.9†	—	Employment and Non-Competition Agreement, dated as of September 1, 2002, by and between Prosperity Bank and Peter E. Fisher (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 21, 2006)

10.10†	—	Termination Agreement dated as of December 8, 2005 by and among Prosperity Bancshares, Inc., Prosperity Bank and D. Michael Hunter (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 9, 2005)

10.11†	—	Non-Competition Agreement dated as of December 8, 2005 by and among Prosperity Bancshares, Inc., Prosperity Bank and D. Michael Hunter (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 9, 2005)

10.12†	—	Paradigm Bancorporation, Inc. 1999 Stock Incentive Plan (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-100815))

10.13†	—	MainBancorp, Inc. 1996 Employee Stock Option Plan (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-110755))

10.14†	—	Form of MainBancorp, Inc. Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-110755))

10.15†	—	First Capital Bankers, Inc. 1996 Executive Stock Option Plan (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

Exhibit Number(1)		Description
10.16†	—	First Capital Bankers, Inc. Amended and Restated 1998 Stock Option Plan (incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.17†	—	SNB Bancshares, Inc. 2002 Stock Option Plan, as amended and restated (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-133214))

10.18†	—	Texas United Bancshares, Inc. 1998 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-140425))

10.19†	—	Texas United Bancshares, Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-140425))

10.20†	—	1998 Incentive Stock Option Plan for Gateway Holding Company, Inc. (incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (Registration No. 333-140425))

10.21†	—	Stock Option Agreement dated July 1, 1998 by and between Texas United Bancshares, Inc. and L. Steve Stapp (incorporated herein by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (Registration No. 333-140425))

21.1*	—	Subsidiaries of Prosperity Bancshares, Inc.

23.1*	—	Consent of Deloitte & Touche LLP

31.1*	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract or compensatory plan or arrangement.
*	Filed with this Annual Report on Form 10-K.
**	Furnished with this Annual Report on Form 10-K.
(1)	The Company has other long-term debt agreements that meet the exclusion set forth in Section 601(b)(4)(iii)(A) of Regulation S-K. The Company hereby agrees to furnish a copy of such agreements to the Commission upon request.

(b) Exhibits. See the exhibit list included in Item 15(a)3 of this Annual Report on Form 10-K.

(c) Financial Statement Schedules. See Item 15(a)2 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 29, 2008

PROSPERITY BANCSHARES, INC.® (Registrant)

By:	/s/ DAVID ZALMAN
David Zalman Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature	Positions	Date

/s/ DAVID ZALMAN David Zalman	Chairman of the Board and Chief Executive Officer (principal executive officer); Director	February 29, 2008

/s/ DAVID HOLLAWAY David Hollaway	Chief Financial Officer (principal financial officer and principal accounting officer)	February 29, 2008

/s/ JAMES A. BOULIGNY James A. Bouligny	Director	February 29, 2008

/s/ WILLIAM H. FAGAN, M.D. William Fagan, M.D.	Director	February 29, 2008

/s/ LEAH HENDERSON Leah Henderson	Director	February 29, 2008

/s/ NED S. HOLMES Ned S. Holmes	Director	February 29, 2008

/s/ D. MICHAEL HUNTER D. Michael Hunter	Director	February 29, 2008

/s/ S. REED MORIAN S. Reed Morian	Director	February 29, 2008

/s/ PERRY MUELLER, JR., D.D.S. Perry Mueller, Jr., D.D.S.	Director	February 29, 2008

/s/ JAMES D. ROLLINS III James D. Rollins III	Director	February 29, 2008

Signature	Positions	Date

/s/ TRACY T. RUDOLPH Tracy T. Rudolph	Director	February 29, 2008

/s/ HARRISON STAFFORD II Harrison Stafford II	Director	February 29, 2008

/s/ ROBERT STEELHAMMER Robert Steelhammer	Director	February 29, 2008

/s/ H.E. TIMANUS, JR. H.E. Timanus, Jr.	Director	February 29, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Prosperity Bancshares, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheets of Prosperity Bancshares Inc. and subsidiaries (the “Bank”) as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Bank’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Prosperity Bancshares, Inc. and subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Bank’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008 expressed an unqualified opinion on the Bank’s internal control over financial reporting.

Houston, Texas

February 28, 2008

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(Dollars in thousands)
ASSETS
Cash and due from banks	$178,247	$116,078
Federal funds sold	192,843	153,643

Total cash and cash equivalents	371,090	269,721
Interest bearing deposits in financial institutions	200	397
Available for sale securities, at fair value	260,444	434,331
Held to maturity securities, at cost (fair value of $1,597,598 and $1,131,096, respectively)	1,597,162	1,155,972
Loans held for investment	3,132,025	2,176,507
Loans held for sale	10,946	—
Less allowance for credit losses	(32,543)	(23,990)

Loans, net	3,110,428	2,152,517
Accrued interest receivable	27,940	20,364
Goodwill	753,909	424,339
Core deposit intangibles, net of accumulated amortization of $21,490 and $11,573, respectively	46,069	23,032
Bank premises and equipment, net	120,044	63,057
Other real estate owned	10,207	140
Bank Owned Life Insurance (BOLI), net	45,486	14,176
Leased assets	3,559	3,709
Other assets	25,805	25,014

TOTAL ASSETS	$6,372,343	$4,586,769

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$1,168,069	$835,876
Interest-bearing	3,798,338	2,889,802

Total deposits	4,966,407	3,725,678
Other borrowings	31,466	26,408
Securities sold under repurchase agreements	84,581	47,225
Accrued interest payable	11,761	8,451
Other liabilities	37,812	14,077
Junior subordinated debentures	112,885	100,519

Total liabilities	5,244,912	3,922,358

COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $1 par value; 200,000,000 shares authorized; 44,225,411 and 32,829,873 shares issued at December 31, 2007 and 2006, respectively; 44,188,323 and 32,792,785 shares outstanding at December 31, 2007 and 2006, respectively	44,188	32,830
Capital surplus	809,026	425,557
Retained earnings	273,407	209,581
Accumulated other comprehensive income (loss)—net unrealized gain (loss) on available for sale securities, net of tax and tax benefit of $763 and $1,588, respectively	1,417	(2,950)
Less treasury stock, at cost, 37,088 shares	(607)	(607)

Total shareholders’ equity	1,127,431	664,411

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,372,343	$4,586,769

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$247,600	$157,426	$99,958
Securities:
Taxable	84,840	69,896	59,066
Nontaxable	3,615	1,821	1,286
70% nontaxable preferred dividends	1,012	915	514
Federal funds sold	3,526	1,667	1,292
Deposits in financial institutions	15	14	7

Total interest income	340,608	231,739	162,123

INTEREST EXPENSE:
Deposits	122,682	80,942	43,643
Junior subordinated debentures	10,058	7,592	4,895
Securities sold under repurchase agreements	3,026	1,820	768
Other borrowings	4,407	3,240	1,920

Total interest expense	140,173	93,594	51,226

NET INTEREST INCOME	200,435	138,145	110,897
PROVISION FOR CREDIT LOSSES	760	504	480

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	199,675	137,641	110,417

NONINTEREST INCOME:
Service charges on deposit accounts	40,937	27,379	24,985
Gain (loss) on sale of securities, net	86	—	(79)
Other	11,900	6,603	5,115

Total noninterest income	52,923	33,982	30,021

NONINTEREST EXPENSE:
Salaries and employee benefits	63,910	41,298	36,672
Net occupancy expense	10,534	7,884	6,663
Data processing	4,570	3,612	2,837
Core deposit intangibles amortization	9,917	4,869	3,912
Depreciation expense	7,611	5,048	4,462
Impairment write-down on securities	9,975	—	—
Other	20,326	14,958	14,411

Total noninterest expense	126,843	77,669	68,957

INCOME BEFORE INCOME TAXES	125,755	93,954	71,481
PROVISION FOR INCOME TAXES	41,604	32,229	23,621

NET INCOME	$84,151	$61,725	$47,860

EARNINGS PER SHARE:
Basic	$1.96	$1.96	$1.79

Diluted	$1.94	$1.94	$1.77

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
	(Dollars in thousands, except share data)
BALANCE AT JANUARY 1, 2005	22,418,128	$22,418	$134,288	$122,647	$(3,099)	$(607)	$275,647
Comprehensive income:
Net income				47,860			47,860
Net change in unrealized loss on available for sale securities					(894)		(894)
Add: Reclassification adjustment for net losses included in net income, net of tax benefit of $28					51		51
Total comprehensive income							47,017

Issuance of common stock in connection with the exercise of stock options	128,015	128	1,089				1,217
Common stock issued in connection with the First Capital acquisition	5,078,856	5,079	137,439				142,518
Common stock issued in connection with the Grapeland acquisition	232,888	233	6,894				7,127
Stock option compensation expense			619				619
Cash dividends declared, $0.35 per share				(9,624)			(9,624)
Other			196				196

BALANCE AT DECEMBER 31, 2005	27,857,887	27,858	280,525	160,883	(3,942)	(607)	464,717
Comprehensive Income:
Net income				61,725			61,725
Net change in unrealized gain (loss) on available for sale securities					992		992

Total comprehensive income							62,717

Issuance of common stock in connection with the exercise of stock options and restricted stock awards	523,761	524	7,268				7,792
Common stock issued in connection with the SNB acquisition	4,448,225	4,448	136,914				141,362
Stock based compensation expense			850				850
Cash dividends declared, $0.41 per share				(13,027)			(13,027)

BALANCE AT DECEMBER 31, 2006	32,829,873	32,830	425,557	209,581	(2,950)	(607)	664,411
Comprehensive Income:
Net income				84,151			84,151
Net change in unrealized gain (loss) on available for sale securities					4,367		4,367

Total comprehensive income							88,518

Issuance of common stock in connection with the exercise of stock options and restricted stock awards	337,148	337	3,148				3,485
Common stock issued in connection with the TXUI acquisition	10,769,942	10,770	370,116				380,886
Common stock issued in connection with the Bank of Navasota acquisition	251,360	251	8,237				8,488
Stock based compensation expense			1,968				1,968
Cash dividends declared, $0.425 per share				(20,325)			(20,325)

BALANCE AT DECEMBER 31, 2007	44,188,323	$44,188	$809,026	$273,407	$1,417	$(607)	$1,127,431

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$84,151	$61,725	$47,860
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,528	9,917	8,374
Provision for credit losses	760	504	480
Net (amortization) accretion of premium/discount on investments	(7,279)	(736)	2,781
Gain on sale of premises, equipment and other real estate	(819)	(622)	(72)
Gain on held for sale loans	(1,334)	—	(173)
(Gain) loss on sale of securities	(86)	—	79
Impairment write-down of securities	9,975	—	—
Net amortization of premium on loans	(1,264)	—	—
Funding of held for sale loans	(52,258)	—	(14,540)
Proceeds from sale of held for sale loans	165,488	—	14,717
Stock based compensation expense	1,968	850	751
Decrease (increase) in accrued interest receivable and other assets	23,690	(3,041)	5,891
(Decrease) increase in accrued interest payable and other liabilities	(4,444)	6,637	(446)

Net cash provided by operating activities	236,076	75,234	65,702

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of held to maturity securities	304,964	297,721	263,966
Purchase of held to maturity securities	(603,605)	(79,638)	(254,476)
Proceeds from maturities and principal paydowns of available for sale securities	1,014,952	1,724,786	81,916
Proceeds from the sales of available for sale securities	722,904	7,193	—
Purchase of available for sale securities	(1,434,953)	(1,739,992)	(224,203)
Net decrease (increase) in loans	137,802	(36,946)	2,279
Purchase of bank premises and equipment	(7,175)	(4,430)	(1,745)
Proceeds from sale of bank premises, equipment and other real estate	9,132	3,499	2,428
Purchase of SNB Bancshares, Inc.	—	(93,861)	—
Cash and cash equivalents acquired in the purchase of SNB Bancshares, Inc.	—	18,020	—
Purchase of First Capital Bankers, Inc	—	—	(2,182)
Cash and cash equivalents acquired in the purchase of First Capital Bankers, Inc.	—	—	58,972
Purchase of Grapeland Bancshares, Inc.	—	(77)	(163)
Cash and cash equivalents acquired in the purchase of Grapeland Bancshares, Inc.	—	—	4,525
Purchase of Texas United Bancshares, Inc	(2,152)	—	—
Cash and cash equivalents acquired in the purchase of Texas United Bancshares, Inc.	114,469	—	—
Purchase of the Bank of Navasota	(8,858)
Cash and cash equivalents acquired in the purchase of the Bank of Navasota	19,175
Net decrease (increase) in interest-bearing deposits in financial institutions	197	(100)	(1)

Net cash provided by (used in) investing activities	266,852	96,175	(68,684)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in noninterest-bearing deposits	$(78,238)	$31,652	$60,252
Net (decrease) increase in interest-bearing deposits	(72,384)	29,787	(122,734)
(Repayments) proceeds of other borrowings and securities sold under repurchase agreements (net)	(201,622)	(49,256)	33,457
Redemption of junior subordinated debentures	(32,475)	(6,000)	—
Proceeds from stock option exercises	3,485	7,792	1,085
Payments of cash dividends	(20,325)	(13,027)	(9,624)

Net cash (used in) provided by financing activities	(401,559)	948	(37,564)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$101,369	$172,357	$(40,546)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	269,721	97,364	137,910

CASH AND CASH EQUIVALENTS, END OF PERIOD	$371,090	$269,721	$97,364

NONCASH ACTIVITIES:
Stock issued in connection with the SNB Bancshares, Inc. acquisition	—	141,362	—
Stock issued in connection with the First Capital Bankers, Inc. acquisition	—	—	142,518
Stock issued in connection with the Grapeland Bancshares, Inc. acquisition	—	—	7,127
Stock issued in connection with the Texas United Bancshares, Inc. acquisition	380,886	—	—
Stock issued in connection with the Bank of Navasota acquisition	8,488	—	—

SUPPLEMENTAL INFORMATION:
Income taxes paid	$34,400	$20,650	$21,350

Interest paid	$140,268	$91,689	$47,782

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Nature of Operations—Prosperity Bancshares, Inc.® (“Bancshares”) and its subsidiaries, Prosperity Holdings of Delaware, LLC (“Holdings”) and Prosperity Bank® (the “Bank”, and together with Bancshares and Holdings, collectively referred to as the “Company”) provide retail and commercial banking services. The Company operates its business as one domestic segment.

The Bank operates one hundred twenty-four (124) full-service banking locations and one (1) loan production office; with forty (40) in the Greater Houston Consolidated Metropolitan Statistical Area (“CMSA”), thirty-three (33) in the South Texas area including Corpus Christi and Victoria, twenty-three (23) in the Central Texas area including Austin and Bryan/College Station,, two (2) in East Texas, twenty-six (26) in the Dallas/Fort Worth, Texas area and one (1) loan production office in San Antonio.

Principles of Consolidation—The consolidated financial statements include the accounts of Bancshares and its wholly owned subsidiaries. All intercompany transactions have been eliminated in consolidation. The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and the prevailing practices within the banking industry. A summary of significant accounting and reporting policies is as follows:

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Loan commitment fees and loan origination costs are deferred, except for certain retrospectively determined fees, and recognized as an adjustment of yield by the interest method over the related loan life or, if the commitment expires unexercised, recognized in income upon expiration of the commitment.

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

Statement of Financial Accounting Standards (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosure applies to all impaired loans, with the exception of groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. A loan is defined as impaired by SFAS No. 114 if, based on current information and events, it is probable that a creditor will be unable to collect all amounts due, both interest and principal, according to the contractual terms of the loan agreement. Specifically, SFAS No. 114 requires that the allowance for credit losses related to impaired loans be determined based on the difference of carrying value of loans and the present value of expected cash flows discounted at the loan’s effective interest

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

rate or, as a practical expedient, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. At December 31, 2007, the Company had $1.0 million in nonaccrual loans, $4.1 million in 90 days or more past due loans and no restructured loans. At December 31, 2006, the Company had $181,000 in nonaccrual loans, $767,000 in 90 days or more past due loans and no restructured loans.

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

Amortization of Core Deposit Intangibles—Core deposit intangibles are amortized using an accelerated amortization method over an 8 to 10 year period.

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

Stock-Based Compensation—As of December 31, 2007, the Company had three stock-based employee compensation plans. Prior to 2003, the Company accounted for awards granted under stock-based compensation plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost was reflected in previously reported results, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2003, the Company adopted the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, as provided by SFAS No. 148 for stock-based employee compensation. On January 1, 2006, the Company adopted FASB Statement No. 123(R) (see Note 14).

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

The following table illustrates the computation of basic and diluted earnings per share:

	December 31,
	2007		2006		2005
	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(In thousands, except per share data)
Net income	$84,151		$61,725		$47,860
Basic:
Weighted average shares outstanding	42,928	$1.96	31,491	$1.96	26,706	$1.79

Diluted:
Weighted average shares outstanding	42,928		31,491		26,706
Effect of dilutive securities— options	382		402		318

Total	43,310	$1.94	31,893	$1.94	27,024	$1.77

The incremental shares for the assumed exercise of the outstanding options were determined by application of the treasury stock method. There were no stock options exercisable at December 31, 2007, 2006 and 2005 that would have had an anti-dilutive effect on the above computation.

New Accounting Standards—

Statements of Financial Accounting Standards

SFAS No. 141, “Business Combinations (Revised 2007).” SFAS 141R replaces SFAS 141, “Business Combinations,” and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS 141. Under SFAS 141R, the requirements of SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS 5, “Accounting for Contingencies.” The Company is currently evaluating the impact of the adoption of SFAS 141R on the Company’s accounting for business combinations closing on or after January 1, 2009.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” SFAS 155 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 (i) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and (v) amends SFAS 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The adoption of SFAS 155 on January 1, 2007 did not significantly impact the Company’s financial statements.

SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the Company on January 1, 2008 and its adoption did not have a significant impact on the Company’s financial statements.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for the Company on January 1, 2008 and its adoption did not have a significant impact on the Company’s financial statements.

SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51.” SFAS 160 amends Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 is effective for the Company on January 1, 2009 and is not expected to have a significant impact on the Company’s financial statements.

Financial Accounting Standards Board Staff Positions and Interpretations

FASB Staff Position (FSP) No. 157-2. FSP 157-2 delays the effective date of FASB Statement No. 157, Fair Value Measurements, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the Board and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of Statement 157. This FSP defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. FSP 157-2 was effective for the Company on January 1, 2008 and did not have a significant impact on the Company’s financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109.” Interpretation 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Interpretation 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. The adoption of Interpretation 48 on January 1, 2007 did not significantly impact the Company’s financial statements.

FSP No. 48-1 “Definition of Settlement in FASB Interpretation No. 48.” FSP 48-1 provides guidance on how to determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. FSP 48-1 was effective retroactively to January 1, 2007 and did not significantly impact the Company’s financial statements.

Emerging Issues Task Force Issues

Emerging Issues Task Force (“EITF”) Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements.” EITF 06-4 requires the recognition of a liability and related compensation expense for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to post-retirement periods. Under EITF 06-4, life insurance policies purchased for the purpose of providing such benefits do not effectively settle an entity’s obligation to the employee. Accordingly, the entity must recognize a liability and related compensation expense during the employee’s active service period based on the future cost of insurance to be incurred during the employee’s retirement. If the entity has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS 106, “Employer’s Accounting for Postretirement Benefits Other Than Pensions.” The Company expects to adopt EITF 06-4 effective as of January 1, 2008 as a change in accounting principle through a cumulative-effect adjustment to retained earnings. The amount of the adjustment was not significant.

SEC Staff Accounting Bulletins

SAB No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings.” SAB No. 109 supersedes SAB 105, “Application of Accounting Principles to Loan Commitments,” and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The guidance in SAB 109 is applied on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. SAB 109 did not significantly impact the Company’s financial statements.

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The identified core deposit intangibles for each acquisition are being amortized using an accelerated amortization method over an 8 to 10 year life. The results of operations for each acquisition have been included in the Company’s consolidated financial results beginning on the respective acquisition date. The following acquisitions were completed on the dates indicated:

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

The table below summarizes select pro forma data for the combined company for the periods indicated assuming the TXUI merger was effective on January 1 of the indicated periods. The information in the table below also gives effect to the Company’s acquisition of SNB in April 2006.

	For the twelve months ended December 31,
	2007		2006
	(In thousands)
	(unaudited)
Net interest income	$206,685		$218,986
Net income	$86,063	(1)	$87,039
Earnings per share (diluted)	$1.94	(1)	$2.04
Weighted average diluted shares	44,254		42,612

(1)	Includes a $10.0 million pre-tax, or $6.5 million after-tax, impairment charge on write-down of securities.

The pro forma results are not necessarily indicative of what actually would have occurred if the TXUI merger had occurred on January 1 of each indicated period, or of any future consolidated results.

In connection with the purchase, the Company recorded a premium of $353.5 million, of which $31.0 million was identified as core deposit intangibles. The remaining $322.5 million of the premium was recorded as goodwill.

On September 1, 2007, the Company completed its acquisition of The Bank of Navasota, N.A., Navasota, Texas through the merger of the Bank of Navasota into the Bank. The Company issued approximately 251,000 shares of its common stock and paid approximately $8.6 million in cash for all of the issued and outstanding capital stock of the Bank of Navasota. The Bank of Navasota operated one banking office in Navasota, Texas, which became a full-service banking center of Prosperity Bank. As of June 30, 2007, the Bank of Navasota had total assets of $73.4 million, loans of $33.0 million, deposits of $63.8 million and shareholders’ equity of $9.1 million.

In connection with the purchase, the Company recorded a premium of $9.1 million, of which $2.0 million was identified as core deposit intangibles. The remaining $7.1 million of the premium was recorded as goodwill.

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

On March 1, 2005, the Company completed its acquisition of First Capital Bankers, Inc. (“First Capital”), Corpus Christi, Texas. Under the terms of the agreement, First Capital was merged into the Company and

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

subsequently, First Capital’s wholly owned subsidiary, First Capital Bank, s.s.b., was merged into the Bank. The Company issued approximately 5.079 million shares of its Common Stock for all of the issued and outstanding capital stock of First Capital and converted all outstanding options to acquire First Capital common stock into options to acquire approximately 234,000 shares of Company common stock. First Capital was privately held and operated thirty-two (32) banking offices in and around Corpus Christi, Houston and Victoria, Texas, five of which were closed and consolidated with existing banking centers of the Company. As of December 31, 2004, First Capital had, on a consolidated basis, total assets of $761.6 million, loans of $499.0 million, deposits of $629.6 million and shareholders’ equity of $61.7 million.

In connection with the purchase, the Company recorded a premium of $116.6 million, of which $13.4 million was identified as core deposit intangibles. The remaining $103.2 million of the premium was recorded as goodwill.

3. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles for fiscal 2007 and 2006 were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)
Balance as of December 31, 2005	$261,964	$22,461
Less:
Amortization	—	(4,869)
Add:
Acquisition of Grapeland Bancshares	667	(294)
Acquisition of First Capital Bankers	371	—
Acquisition of SNB Bancshares	160,921	5,734
Purchase accounting adjustments to prior year acquisitions (deferred tax adjustments)	416	—

Balance as of December 31, 2006	$424,339	$23,032

Less:
Amortization	—	(9,917)
Add:
Acquisition of Texas United Bancshares, Inc.	322,491	30,995
Acquisition of Bank of Navasota	7,162	1,959
Purchase accounting adjustments to prior year acquisitions (deferred tax adjustments)	(83)	—

Balance as of December 31, 2007	$753,909	$46,069

Purchase accounting adjustments to prior year acquisitions were made to adjust deferred tax asset and liability balances. Goodwill is recorded on the acquisition date of each entity. The Company may record subsequent adjustments to goodwill for amounts undeterminable at acquisition date, such as deferred taxes and real estate valuations, and therefore the goodwill amounts reflected in the table above may change accordingly. The Company initially records the total premium paid on acquisitions as goodwill. After finalizing the valuation, core deposit intangibles are identified and reclassified from goodwill to core deposit intangibles on the balance sheet. This reclassification has no effect on total assets, liabilities, shareholders’ equity, net income or cash flows. Management performs an evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill and other intangibles has occurred. If any such impairment is determined, a write down is recorded. As of December 31, 2007, there was no impairment recorded on goodwill.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Core deposit intangibles are amortized on an accelerated basis over their estimated lives, which the Company believes is between 8 and 10 years. Gross core deposit intangibles outstanding were $67.6 million and $34.6 million at December 31, 2007 and December 31, 2006, respectively. Net core deposit intangibles outstanding were $46.1 million and $23.0 million at the same dates, respectively. Amortization expense related to intangible assets totaled $9.9 million and $4.9 million for the years ended December 31, 2007 and 2006, respectively. Both increases are primarily due to the core deposit intangibles from the TXUI and Bank of Navasota acquisitions. The estimated aggregate future amortization expense for intangible assets remaining as of December 31, 2007 is as follows (dollars in thousands):

2008	$9,504
2009	8,448
2010	7,403
2011	6,254
2012	5,022
Thereafter	9,438

Total	$46,069

4. CASH AND DUE FROM BANKS

The Bank is required by the Federal Reserve Bank to maintain average reserve balances. “Cash and due from banks” in the consolidated balance sheets includes amounts so restricted of $25.6 million and $19.1 million at December 31, 2007 and 2006, respectively.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. SECURITIES

The amortized cost and fair value of investment securities are as follows:

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
	(Dollars in thousands)
Available for Sale
U.S. Treasury securities and obligations of U.S. government agencies	$3,986	$15	$2	$3,999	$3,999
70% non-taxable preferred stock	14,025	—	—	14,025	14,025
States and political subdivisions	51,119	962	148	51,933	51,933
Collateralized mortgage obligations	1,890	—	38	1,852	1,852
Mortgage-backed securities	170,269	1,614	276	171,607	171,607
Qualified Zone Academy Bond	8,000	—	—	8,000	8,000
Other securities	8,975	53	—	9,028	9,028

Total	$258,264	$2,644	$464	$260,444	$260,444

Held to Maturity
U.S. Treasury securities and obligations of U.S. government agencies	$225,133	$1,572	$28	$226,677	$225,133
States and political subdivisions	36,398	286	304	36,380	36,398
Corporate debt securities	1,500	14	—	1,514	1,500
Collateralized mortgage obligations	222,062	744	1,914	220,892	222,062
Mortgage-backed securities	1,112,069	6,603	6,537	1,112,135	1,112,069

Total	$1,597,162	$9,219	$8,783	$1,597,598	$1,597,162

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
	(Dollars in thousands)
Available for Sale
U.S. Treasury securities and obligations of U.S. government agencies	$290,629	$—	$794	$289,835	$289,835
70% non-taxable preferred stock	24,000	—	3,795	20,205	20,205
States and political subdivisions	14,098	604	—	14,702	14,702
Collateralized mortgage obligations	5,352	12	36	5,328	5,328
Mortgage-backed securities	90,986	172	729	90,429	90,429
Qualified Zone Academy Bond	8,000	—	—	8,000	8,000
Other securities	5,804	28	—	5,832	5,832

Total	$438,869	$816	$5,354	$434,331	$434,331

Held to Maturity
U.S. Treasury securities and obligations of U.S. government agencies	$111,699	$405	$588	$111,516	$111,699
States and political subdivisions	30,280	255	53	30,482	30,280
Corporate debt securities	4,507	6	10	4,503	4,507
Collateralized mortgage obligations	271,277	337	5,260	266,354	271,277
Mortgage-backed securities	738,209	616	20,584	718,241	738,209

Total	$1,155,972	$1,619	$26,495	$1,131,096	$1,155,972

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

As part of its regular quarterly review for impairment of marketable securities, the Company recognized an other-than-temporary impairment charge of $10.0 million pre-tax on Federal Home Loan Mortgage Corporation (“FHLMC” or Freddie Mac) and on Federal National Mortgage Association (“FNMA” or Fannie Mae) government sponsored, investment grade perpetual callable preferred securities as of December 31, 2007. The other-than-temporary-impairment charge was recorded on six perpetual preferred stock issues classified as available for sale investment securities with a total book value (prior to recognition of the impairment charge) of $24.0 million. The Company decided to reclassify the unrealized mark-to-market loss on these investment grade securities to an other-than-temporary impairment charge because of the recent significant decline in the market value of these securities and because management believes it is unlikely that these securities will recover their original book value within a reasonable amount of time. Both FHLMC and FNMA securities were investment grade at the time of purchase and remain investment grade with ratings of AA- by S&P and Aa3 by Moody’s. The preferred securities continue to perform according to their contractual terms and all dividend payments are current. Market value decreases on available for sale securities are recorded as an unrealized mark-to-market loss and reflected as a reduction to shareholders’ equity through other comprehensive income. Accordingly, the reclassification of the unrealized after tax loss to an other-than-temporary impairment non-cash charge did not affect shareholders’ equity, or tangible shareholders’ equity.

Management has the ability and intent to hold its securities until they mature, at which time the Company will receive full value for the securities. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the investments approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities in an unrealized loss position at December 31, 2007 are impaired due to reasons of credit quality. Accordingly, as of December 31, 2007, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s consolidated statements of income.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Securities with unrealized losses segregated by length of time such securities have been in a continuous loss position at December 31, 2007 were as follows:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
U.S. Treasury securities and obligations of U.S. government agencies	$—	$—	$502	$2	$502	$2
States and political subdivisions	7,982	148	—	—	7,982	148
70% non-taxable preferred stock	—	—	—	—	—	—
Collateralized mortgage obligations	150	—	1,688	38	1,838	38
Mortgage-backed securities	12,623	41	22,368	235	34,991	276

Total	$20,755	$189	$24,558	$276	$45,313	$464

Held to Maturity
U.S. Treasury securities and obligations of U.S. government agencies	$—	$—	$24,972	$28	$24,972	$28
States and political subdivisions	12,931	296	2,054	8	14,985	304
Corporate debt securities	—	—	—	—	—	—
Collateralized mortgage obligations	4,399	27	127,997	1,887	132,396	1,914
Mortgage-backed securities	188,612	178	472,073	6,359	660,685	6,537

Total	$205,942	$501	$627,096	$8,282	$833,038	$8,783

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2007, there were approximately 323 securities in an unrealized loss position for more than 12 months.

The amortized cost and fair value of investment securities at December 31, 2007, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	December 31, 2007
	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$56,339	$56,380	$11,253	$11,266
Due after one year through five years	153,172	154,275	8,733	8,755
Due after five years through ten years	14,859	15,137	13,784	14,238
Due after ten years	38,661	38,779	52,335	52,726

Subtotal	263,031	264,571	86,105	86,985
Mortgage-backed securities and collateralized mortgage obligations	1,334,131	1,333,027	172,159	173,459

Total	$1,597,162	$1,597,598	$258,264	$260,444

Gross proceeds from the sale of securities classified as available for sale were approximately $723.0 million for the year ended December 31, 2007 and resulted in a gain of $86,000. Gross proceeds from the sale of securities classified as available for sale was approximately $6.2 million for the year ended December 31, 2006. The one sale occurred in conjunction with the SNB acquisition and did not result in a gain or loss. Any difference in sales price compared to market price was booked as a purchase accounting adjustment.

At December 31, 2007 and 2006, the Company did not own securities of any one issuer (other than the U.S. government and its agencies) for which aggregate adjusted cost exceeded 10% of the consolidated shareholders’ equity at such respective dates.

Securities with an amortized cost of $1.52 billion and $1.34 billion and a fair value of $1.53 billion and $1.32 billion at December 31, 2007 and 2006, respectively, were pledged to collateralize public deposits and for other purposes required or permitted by law.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. LOANS

The loan portfolio consists of various types of loans made principally to borrowers located in South and Southeast Texas, the Houston CMSA, Austin, Corpus Christi and Dallas and is classified by major type as follows:

	December 31,
	2007	2006
	(Dollars in thousands)
Commercial and industrial	$436,338	$280,957
Real estate:
Construction and land development	683,171	433,178
1-4 family residential	526,338	376,996
Home equity	93,877	63,427
Commercial mortgages	1,075,285	803,145
Farmland	63,873	30,925
Multi-family residential	73,424	77,980
Agriculture	50,146	26,504
Consumer	123,213	66,675
Other	17,306	16,720

Total	3,142,971	2,176,507
Less unearned discount	—	—

Total(1)	$3,142,971	$2,176,507

(1)	Includes loans held for sale.

The Company’s allowance for credit losses consists of three elements: (i) specific valuation allowances determined in accordance with SFAS 114 based on probable losses on specific loans; (ii) historical valuation allowances determined in accordance with SFAS 5 based on historical loan loss experience for similar loans with similar characteristics and trends; and (iii) general valuation allowances determined in accordance with SFAS 5 based on general economic conditions and other qualitative risk factors both internal and external to the Company. The recorded investment in impaired loans is $42.9 million and $15.0 million at December 31, 2007 and 2006, respectively. Such impaired loans required an allowance for credit losses of $2.4 million and $1.4 million at December 31, 2007 and 2006, respectively.

The Company had $15.4 million in nonperforming assets at December 31, 2007 compared with $1.1 million at December 31, 2006. The non-performing assets at December 31, 2007 consisted of ninety-two (92) separate credits or ORE properties of which 54 credits were acquired in the Company’s 2007 acquisitions. Interest foregone on nonaccrual loans for the years ended December 31, 2007, 2006 and 2005 was $47,000, $30,000 and $35,000, respectively.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The contractual maturity ranges of the 1-4 family residential, home equity, commercial and industrial, commercial mortgage, construction and land development, and agriculture portfolios and the amount of such loans with predetermined interest rates and floating rates in each maturity range are summarized in the following table:

	December 31, 2007
	One Year or Less	After One Through Five Years	After Five Years	Total
	(Dollars in thousands)
1-4 family residential and home equity	$26,630	$68,787	$524,798	$620,215
Commercial and industrial	213,140	156,637	66,561	436,338
Commercial mortgages	90,294	219,227	765,764	1,075,285
Construction and land development	343,650	112,981	226,540	683,171
Agriculture	28,249	19,365	2,532	50,146

Total	$701,963	$576,997	$1,586,195	$2,865,155

Loans with a predetermined interest rate.	$198,895	$348,879	$572,302	$1,120,076
Loans with a floating interest rate.	503,068	228,118	1,013,893	1,745,079

Total	$701,963	$576,997	$1,586,195	$2,865,155

As of December 31, 2007 and 2006, loans outstanding to directors, officers and their affiliates totaled $6.7 million and $7.2 million, respectively. All transactions entered into between the Company and such related parties have been, and are, in the ordinary course of business, made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related-party loans is as follows:

	Year Ended December 31,
	2007	2006
	(Dollars in thousands)
Beginning balance	$7,213	$7,620
New loans and reclassified related loans	1,836	2,757
Repayments	(2,364)	(3,164)

Ending balance	$6,685	$7,213

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. ALLOWANCE FOR CREDIT LOSSES

An analysis of activity in the allowance for credit losses is as follows:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Balance at beginning of year.	$23,990	$17,203	$13,105
Balance acquired in the TXUI and Navasota acquisitions	13,386	—	—
Balance acquired in the SNB acquisition	—	7,054	—
Balance acquired in the First Capital and Grapeland acquisitions	—	—	4,028
Addition—provision charged to operations	760	504	480
(Charge-offs) and recoveries:
Loans charged off	(8,162)	(1,177)	(892)
Loan recoveries	2,569	406	482

Net charge-offs	(5,593)	(771)	(410)

Balance at end of year.	$32,543	$23,990	$17,203

8. PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	Year Ended December 31,
	2007	2006
	(Dollars in thousands)
Land	$34,343	$20,298
Buildings	90,508	46,585
Furniture, fixtures and equipment	21,053	15,432
Construction in progress	1,191	1,395

Total	147,095	83,710
Less accumulated depreciation	(27,051)	(20,653)

Premises and equipment, net	$120,044	$63,057

Depreciation expense was $7.6 million, $5.0 million and $4.5 million for the years ended December 31, 2007, 2006 and 2005 respectively.

9. DEPOSITS

Included in interest-bearing deposits are certificates of deposit in amounts of $100,000 or more. These certificates and their remaining maturities at December 31, 2007 were as follows:

December 31, 2007
(Dollars in thousands)
Three months or less	$234,171
Over three through six months.	241,556
Over six through 12 months	215,930
Over 12 months	116,829

Total	$808,486

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest expense for certificates of deposit in excess of $100,000 was $36.4 million, $24.1 million and $14.2 million, for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company has no brokered deposits and there are no major concentrations of deposits with any one depositor.

10. BORROWINGS

The Company utilizes borrowings to supplement deposits to fund its lending and investment activities. Borrowings consist of funds from the Federal Home Loan Bank (“FHLB”) and correspondent banks. FHLB advances are considered short-term, overnight borrowings. At December 31, 2007, the Company had $31.5 million in FHLB borrowings all of which consisted of long-term FHLB notes payable compared with $26.4 million in FHLB borrowings at December 31, 2006, all of which were long-term FHLB notes payable. The $5.1 million increase was primarily attributable to the TXUI acquisition. The weighted average interest rate paid on the FHLB notes payable at period end was 5.3%. The maturity dates on the FHLB notes payable range from the years 2008 to 2028 and have interest rates ranging from 3.08% to 6.26%. The highest outstanding balance of FHLB advances during 2007 was $240.0 million compared with $116.0 million during 2006. The Company had no federal funds purchased at December 31, 2007 or 2006.

At December 31, 2007, the Company had $84.6 million in securities sold under repurchase agreements compared with $47.2 million at December 31, 2006, an increase of $37.4 million or 79.1%. The increase was primarily attributable to normal customer activity and the TXUI acquisition.

The following table presents the Company’s borrowings at December 31, 2007 and December 31, 2006:

	December 30, 2007	December 31, 2006
	(Dollars in thousands)
FHLB long-term notes payable	$31,466	$26,408

Total other borrowings	31,466	26,408
Securities sold under repurchase agreements	84,581	47,225

Total	$116,047	$73,633

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of these instruments. The Company uses the same credit policies in making these commitments and conditional obligations as it does for on-balance-sheet instruments.

The following is a summary of the contract or notional amount of the various financial instruments entered into by the Company:

	December 31,
	2007	2006
	(Dollars in thousands)
Commitments to extend credit	$681,052	$509,776
Standby letters of credit	16,112	9,696

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts disclosed above do not necessarily represent future cash funding requirements. At December 31, 2007, $75.7 million of commitments to extend credit have fixed rates ranging from 3.15% to 18.05%.

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

13. INCOME TAXES

The components of the provision for federal income taxes are as follows:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Current	$35,709	$26,695	$17,566
Deferred.	5,895	5,534	6,055

Total	$41,604	$32,229	$23,621

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for federal income taxes differs from the amount computed by applying the federal income tax statutory rate on income as follows:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Taxes calculated at statutory rate	$44,014	$32,884	$25,018
Increase (decrease) resulting from:
Tax-exempt interest	(1,579)	(773)	(538)
Qualified Zone Academy Bond credit	(373)	(373)	(373)
Dividends received deduction	(288)	(175)	(126)
BOLI income	(663)	(175)	(139)
Qualified stock options	280	251	—
Other, net	213	590	(221)

Total	$41,604	$32,229	$23,621

Deferred tax assets and liabilities are as follows:

	December 31,
	2007	2006
	(Dollars in thousands)
Deferred tax assets:
Allowance for credit losses	$11,134	$8,376
Accrued liabilities	3,854	642
Unrealized loss on available for sale securities	—	1,588
Loss carry forwards (expire 2022)	1,572	3,743
Credit carry forwards (expire 2021)	64	739
Securities	2,667	—
Write down of securities	3,491	—
Loans	844	—
Restricted stock	391	47
Other	—	6

Total deferred tax assets	24,017	15,141

Deferred tax liabilities:
Accretion on investments	$—	$(563)
Goodwill and core deposit intangibles	(17,879)	(9,565)
Unrealized gain on available for sale securities	(763)	—
Bank premises and equipment	(4,559)	(573)
Basis difference in loans	(211)	(60)
Investments in partnerships	(6,889)	(2,048)
Prepaid expenses	(506)	(514)
FHLB dividends	(52)	(185)
Other	(53)	—

Total deferred tax liabilities.	(30,912)	(13,508)

Net deferred tax (liabilities) assets	$(6,895)	$1,633

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and estimates of future taxable income over the periods for which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at December 31, 2007. The change in the Company’s deferred tax assets and liabilities include purchase accounting adjustments.

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” on January 1, 2007. Interpretation 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. Interpretation 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. Penalties are recorded in other (gains) losses and interest paid or received is recorded in interest expense or interest income, respectively, in the consolidated statement of income. The Company has identified its federal tax return and its state tax return in Texas as “major” tax jurisdictions, as defined. The only periods subject to examination for the Company’s federal return are the 2003 through 2006 tax years.

14. STOCK INCENTIVE PROGRAMS

At December 31, 2007, the Company had three stock-based employee compensation plans and four stock option plans assumed in connection with acquisitions under which no additional options will be granted. Prior to 2003, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Effective January 1, 2003, the Company prospectively adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stack-Based Compensation, as provided by SFAS No. 148 for stock-based employee compensation. The Company adopted SFAS 123(R) on January 1, 2006. The Company recognized $2.0 million and $850,000 in stock-based compensation expense for the year ended December 31, 2007 and 2006, respectively. There was approximately $409,000 and $47,000 of income tax benefit recorded for the stock-based compensation expense for the same periods.

During 1995, the Company’s Board of Directors approved a stock option plan (the “1995 Plan”) for executive officers and key associates to purchase common stock of Bancshares. A total of 675,000 options have been granted under the 1995 plan as of December 31, 2007. The maximum number of shares reserved for issuance pursuant to options granted under the 1995 Plan was 680,000 (after two-for-one and four-for-one stock splits). Options to acquire a total of 27,000 shares of common stock of Bancshares were outstanding at December 31, 2007, of which none were exercisable. The 1995 Plan expired on July 31, 2005 and therefore no additional options may be issued from the 1995 Plan.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 1998, the Company’s Board of Directors and shareholders approved the Prosperity Bancshares, Inc. 1998 Stock Incentive Plan (the “1998 Plan”) which authorizes the issuance of up to 920,000 (after two-for-one stock split) shares of the common stock of Bancshares under both “non-qualified” and “incentive” stock options to employees and “non-qualified” stock options to directors who are not employees. The 1998 Plan also provides for the granting of restricted stock awards, stock appreciation rights, phantom stock awards and performance awards on substantially similar terms. A total of 840,375 options have been granted under the 1998 Plan as of December 31, 2007. Options to purchase a total of 699,625 shares of common stock of Bancshares were outstanding at December 31, 2007, of which 156,000 options were exercisable.

In December 2004, the Company’s Board of Directors established the Prosperity Bancshares, Inc. 2004 Stock Incentive Plan (the “2004 Plan”), which was approved by the Company’s shareholders on February 23, 2005. The 2004 Plan authorizes the issuance of up to 1,250,000 shares of Common Stock upon the exercise of options granted under the 2004 Plan or upon the grant or exercise, as the case may be, of other awards granted under the 2004 Plan. The 2004 Plan provides for the granting of incentive and nonqualified stock options to employees and nonqualified stock options to directors who are not employees. The 2004 Plan also provides for the granting of shares of restricted stock, stock appreciation rights, phantom stock awards and performance awards on substantially similar terms. A total of 136,500 options and 89,911 shares of restricted stock have been granted under the 2004 Plan as of December 31, 2007. Options to purchase a total of 136,500 shares of common stock of Bancshares were outstanding at December 31, 2007, of which none were exercisable. At December 31, 2007, 79,161 shares of restricted stock were outstanding and subject to forfeiture restrictions.

On September 1, 2002, the Company acquired Paradigm Bancorporation. The options to purchase shares of Paradigm common stock outstanding at the effective time of the transaction were converted into options to purchase a total of 34,673 shares of Bancshares Common Stock at exercise prices ranging from $8.28 to $11.50 per share. The converted options are governed by the original plan under which they were issued. A total of 4,240 options were outstanding at December 31, 2007.

On November 1, 2003, the Company acquired MainBancorp, Inc. A portion of the options to purchase shares of MainBancorp common stock outstanding at the effective time of the transaction were converted at the option of the holder into options to purchase a total of 100,851 shares of Bancshares Common Stock at exercise prices ranging from $8.03 to $16.26 per share. The converted options are governed by the original plan under which they were issued. A total of 31,127 options were outstanding at December 31, 2007.

On March 1, 2005, the Company acquired First Capital Bankers, Inc. The options to purchase shares of First Capital Bankers, Inc. common stock outstanding at the effective time of the transaction were converted into options to purchase a total of 233,779 shares of Bancshares Common Stock at exercise prices ranging from $8.60 to $20.26 per share. The converted options are governed by the original plans under which they were issued. A total of 103,962 options were outstanding at December 31, 2007.

On April 1, 2006, the Company acquired SNB Bancshares, Inc. The options to purchase shares of SNB Bancshares, Inc. common stock outstanding at the effective time of the transaction were converted into options to purchase a total of 467,578 shares of Bancshares Common Stock at exercise prices ranging from $8.15 to $19.65 per share. The converted options are governed by the original plan under which they were issued. A total of 34,977 options were outstanding at December 31, 2007.

On January 31, 2007, the Company acquired Texas United Bancshares, Inc. The options to purchase shares of Texas United Bancshares, Inc. common stock outstanding at the effective time of the transaction were converted into options to purchase a total of 179,956 shares of Bancshares Common Stock at exercise prices

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ranging from $5.00 to $20.16 per share. The converted options are governed by the original plan under which they were issued. A total of 50,730 options were outstanding at December 31, 2007.

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

The fair value of options was estimated using an option-pricing model with the following weighted average assumptions:

	December 31,
	2007	2006	2005
Expected life in years	4.69	4.64	4.66
Risk free interest rate	4.20%	4.18%	4.19%
Volatility	21.04%	21.28%	21.43%
Dividend yield	1.23%	1.27%	1.30%

A summary of changes in outstanding vested and unvested options during the year ended December 31, 2007 is set forth below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Options outstanding, beginning of period	1,142	$21.68
Options granted(1)	235	17.84
Options forfeited	(27)	24.42
Options exercised	(262)	13.29
Options outstanding, end of period	1,088	$23.26	5.87	$6,668

Options exercisable, end of period	381	$16.40	3.95	$4,951

(1)	Includes options to acquire 179,956 shares of Common Stock assumed in connection with the TXUI acquisition.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted-average grant date fair value of the options assumed in connection with the TXUI acquisition in January 2007 was $21.88. The total intrinsic value of the options exercised during the year ended December 31, 2007 and 2006 was $4.2 million and $9.9 million, respectively. The total fair value of shares vested and forfeited during the year ended December 31, 2007 was $321,000 and $138,000, respectively.

A summary of changes in unvested options during the year ended December 31, 2007 is set forth below:

	Number of Options	Weighted Average Grant Date Fair Value
	(In thousands)
Unvested options outstanding, beginning of period	778	$5.93
Options granted	55	8.28
Unvested options forfeited	(27)	5.17
Options vested	(99)	3.23

Unvested options outstanding, end of period	707	$6.52

The Company received $3.5 million and $7.8 million in cash from the exercise of stock options during the years ended December 31, 2007 and 2006, respectively. In 2006, the increase in cash received for the exercise of stock options was primarily due to the exercise of options assumed in connection with the SNB acquisition. The Company assumed 467,578 options with a weighted average exercise price of $15.10, of which 392,406 were exercised by December 31, 2006. There was no tax benefit realized from exercises of the stock-based compensation arrangements during the years ended December 31, 2007 and 2006.

As of December 31, 2007, there was $3.1 million of total unrecognized compensation expense related to stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.7 years.

The following table presents information relating to the Company’s stock options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Number Outstanding	Weighted Average Exercise Price
$ 0.00 - $ 5.00	12,000	$3.13	0.34	—	$—
$ 5.01 - $10.00	30,730	7.61	3.67	30,730	7.61
$10.01 - $15.00	70,121	10.50	3.13	70,121	10.50
$15.00 - $20.00	222,561	17.80	5.15	183,811	17.79
$20.01 - $25.00	130,749	21.56	3.10	96,374	20.84
$25.01 - $31.00	525,500	27.28	6.92	—	—
$25.01 - $31.00	96,500	32.61	8.77	—	—

	1,088,161	$23.26	5.87	381,036	$16.40

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. OTHER NONINTEREST INCOME AND EXPENSE

Other noninterest income and expense totals are presented in the following tables. Components of these totals exceeding 1% of the aggregate of total net interest income and total noninterest income for any of the years presented is stated separately.

	Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Other noninterest expense
Communications expense	$6,351	$4,339	$3,782
Ad valorem and franchise taxes	2,462	2,246	1,594
Regulatory assessments and FDIC insurance	1,035	716	548
Other	10,478	7,657	8,487

Total	$20,326	$14,958	$14,411

Other noninterest income
Banking related service fees	$1,737	$1,358	$1,133
Brokered mortgage income	679	839	695
Income from leased assets	1,323	1,075	895
Other	8,161	3,331	2,392

Total	$11,900	$6,603	$5,115

16. PROFIT SHARING PLAN

The Company has adopted a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code whereby the participants may contribute a percentage of their compensation as permitted under the Code. Matching contributions are made at the discretion of the Company. Presently, the Company matches 50% of an employee’s contributions, up to 15% of such employee’s compensation, not to exceed the maximum allowable pursuant to the Internal Revenue Code and excluding catch-up contributions. Such matching contributions were approximately $1.6 million, $1.0 million and $866,000, for the years ended December 31, 2007, 2006 and 2005, respectively.

17. COMMITMENTS AND CONTINGENCIES

Leases—The following table presents a summary of non-cancelable future operating lease commitments as of December 31, 2007 (dollars in thousands):

2008	$3,375
2009	2,791
2010	2,085
2011	1,332
2012	1,080
Thereafter	2,000

Total	$12,663

It is expected that in the normal course of business, expiring leases will be renewed or replaced by leases on other property or equipment.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rent expense under all noncancelable operating lease obligations aggregated approximately $3.9 million for the year ended December 31, 2007, $3.4 million for the year ended December 31, 2006 and $3.0 million for the year ended December 31, 2005.

Litigation—The Company has been named as a defendant in various legal actions arising in the normal course of business. In the opinion of management, after reviewing such claims with outside counsel, resolution of such matters will not have a materially adverse impact on the consolidated financial statements.

18. REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Any institution that fails to meet its minimum capital requirements is subject to actions by regulators that could have a direct material effect on the Company’s and the Bank’s financial statements. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines based on the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and the Bank’s classification under the regulatory framework for prompt corrective action are also subject to qualitative judgements by the regulators about the components, risk weightings and other factors.

To meet the capital adequacy requirements, the Company and the Bank must maintain minimum capital amounts and ratios as defined in the regulations. As of December 31, 2007, the Company and the Bank met all capital adequacy requirements to which they are subject.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2007, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There have been no conditions or events since that notification which management believes have changed the Bank’s category.

The following is a summary of the Company’s and the Bank’s capital ratios at December 31, 2007 and 2006:

	Actual		For Capital Adequacy Purposes		To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
CONSOLIDATED:
As of December 31, 2007:
Total Capital (to Risk Weighted Assets)	$468,077	14.11%	$265,384	8.00%	N/A	N/A
Tier I Capital (to Risk Weighted Assets)	435,534	13.13	132,692	4.00	N/A	N/A
Tier I Capital (to Average Tangible Assets)	435,534	8.09	161,471	3.00	N/A	N/A
As of December 31, 2006:
Total Capital (to Risk Weighted Assets)	$339,033	14.55%	$186,361	8.0%	N/A	N/A
Tier I Capital (to Risk Weighted Assets)	315,043	13.52	93,180	4.0	N/A	N/A
Tier I Capital (to Average Tangible Assets)	315,043	7.76	121,798	3.0	N/A	N/A

	Actual		For Capital Adequacy Purposes		To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
PROSPERITY BANK® ONLY:
As of December 31, 2007:
Total Capital (to Risk Weighted Assets)	$452,342	13.68%	$264,487	8.00%	$330,609	10.00%
Tier I Capital (to Risk Weighted Assets)	419,799	12.70	132,692	4.00	198,365	6.00
Tier I Capital (to Average Tangible Assets)	419,799	7.82	161,471	3.00	268,559	5.00
As of December 31, 2006:
Total Capital (to Risk Weighted Assets)	$332,556	14.31%	$185,915	8.0%	$232,394	10.0%
Tier I Capital (to Risk Weighted Assets)	308,566	13.28	92,958	4.0	139,436	6.0
Tier I Capital (to Average Tangible Assets)	308,566	7.61	121,659	3.0	202,764	5.0

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Dividends paid by Bancshares and the Bank are subject to restrictions by certain regulatory agencies. Dividends paid by Bancshares during the years ended December 31, 2007, 2006 and 2005 were $20.3 million, $13.0 million and $9.6 million, respectively. Dividends paid by the Bank to Bancshares during the years ended December 31, 2007, 2006 and 2005 were $69.0 million, $102.0 million and $6.0 million, respectively.

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Off-Balance Sheet Financial Instruments—The fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreement and the present creditworthiness of the counterparties.

The estimated fair values of the Company’s interest-earning financial instruments are as follows:

	December 31,
	2007		2006
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash and due from banks	$178,247	$178,247	$116,078	$116,078
Interest bearing deposits in financial institutions	200	200	397	397
Federal funds sold	192,843	192,843	153,643	153,643
Held to maturity securities	1,597,162	1,597,598	1,155,972	1,131,096
Available for sale securities	260,444	260,444	434,331	434,331
Loans held for investment and sale	3,142,971	3,177,228	2,176,507	2,151,957
Less allowance for credit losses	(32,543)	(32,543)	(23,990)	(23,990)

Total	$5,339,324	$5,374,017	$4,012,938	$3,963,512

Financial liabilities:
Deposits	$4,966,407	$4,971,408	$3,725,678	$3,724,984
Junior subordinated debentures	112,885	117,803	100,519	104,329
Other borrowings	—	—	—	—
Securities sold under repurchase agreements	84,581	84,581	47,225	47,225
Federal Home Loan Bank notes payable	31,466	32,524	26,408	26,967

Total	$5,195,339	$5,206,316	$3,899,830	$3,903,505

The differences in fair value and carrying value of commitments to extend credit and standby letters of credit were not material at December 31, 2007 and 2006.

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

20. JUNIOR SUBORDINATED DEBENTURES

At December 31, 2007 and 2006, the Company had outstanding $112.9 million and $100.5 million, respectively, in junior subordinated debentures issued to the Company’s unconsolidated subsidiary trusts. The increase of $12.4 million was due to the Company’s assumption on January 31, 2007 of $44.8 million in junior subordinated debentures issued by TXUI to its five subsidiary trusts, partially offset by the redemption of the debentures held by First Capital Statutory Trust I in the amount of $20.6 million on June 26, 2007, the redemption of the debentures held by Gateway Statutory Trust I in the amount of $4.1 million on June 26, 2007 and the redemption of the debentures held by First Capital Statutory Trust II in the amount $7.7 million on

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

September 26, 2007. The debentures redeemed on June 26, 2007 bore interest at a floating rate of 3 month LIBOR + 3.60% and the debentures redeemed on September 26, 2007 bore interest at a floating rate of 3 month LIBOR + 3.40%. The trusts in turn redeemed in full the trust preferred securities and common securities they issued.

A summary of pertinent information related to the Company’s ten issues of junior subordinated debentures outstanding at December 31, 2007 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate(1)	Junior Subordinated Debt Owed to Trusts	Maturity Date(2)
Prosperity Statutory Trust II	July 31, 2001	$15,000,000	3-month LIBOR + 3.58%, not to exceed 12.50%	$15,464,000	July 31, 2031
Prosperity Statutory Trust III	Aug. 15, 2003	12,500,000	6.50%(3)	12,887,000	Sept. 17, 2033
Prosperity Statutory Trust IV	Dec. 30, 2003	12,500,000	6.50%(4)	12,887,000	Dec. 30, 2033
SNB Statutory Trust II(5)	Mar. 26, 2003	10,000,000	3-month LIBOR +3.15%	10,310,000	Mar. 26, 2033
SNB Capital Trust III(5)	Mar. 27, 2003	10,000,000	3-month LIBOR +3.15%	10,310,000	Mar. 27, 2033
SNB Capital Trust IV(5)	Sept. 25, 2003	10,000,000	3-month LIBOR +3.00%	10,310,000	Sept. 25, 2033
TXUI Statutory Trust I(6)	Sept. 07, 2000	7,000,000	10.60%	7,210,000	Sept. 07, 2030
TXUI Statutory Trust II(6)	Dec. 19, 2003	5,000,000	6.45%(7)	5,155,000	Dec. 19, 2033
TXUI Statutory Trust III(6)	Nov. 30, 2005	15,500,000	3-month LIBOR +1.39%	15,980,000	Dec. 15, 2035
TXUI Statutory Trust IV(6)	Mar. 31, 2006	12,000,000	3-month LIBOR +1.39%	12,372,000	June 30, 2036

(1)	The 3-month LIBOR in effect as of December 31, 2007 was 4.70%.
(2)	All debentures are callable five years from issuance date except for TXUI Statutory Trust I which is callable ten years from issuance date.
(3)	The debentures bear a fixed interest rate until September 17, 2008, when the rate begins to float on a quarterly basis based on the three-month LIBOR plus 3.00%.
(4)	The debentures bear a fixed interest rate until December 30, 2008, when the rate begins to float on a quarterly basis based on the three-month LIBOR plus 2.85%.
(5)	Assumed in connection with the SNB acquisition on April 1, 2006.
(6)	Assumed in connection with the TXUI acquisition on January 31, 2007.
(7)	The debentures bear a fixed interest rate until December 19, 2008, when the rate begins to float on a quarterly basis based on the three-month LIBOR plus 2.85%.

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

21. PARENT COMPANY ONLY FINANCIAL STATEMENTS

PROSPERITY BANCSHARES, INC.

(Parent Company Only)

CONDENSED BALANCE SHEETS

	December 31,
	2007	2006
	(Dollars in thousands)
ASSETS
Cash	$2,928	$2,727
Investment in subsidiary	1,214,821	751,512
Investment in Capital and Statutory Trusts	3,385	3,019
Goodwill, net	6,433	3,983
Other assets	13,619	4,326

TOTAL	$1,241,186	$765,567

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accrued interest payable and other liabilities	$870	$637
Junior subordinated debentures	112,885	100,519

Total liabilities	113,755	101,156

SHAREHOLDERS’ EQUITY:
Common stock	44,188	32,830
Capital surplus.	809,026	425,557
Retained earnings	273,407	209,581
Unrealized gain (loss) on available for sale securities, net of tax benefit	1,417	(2,950)
Less treasury stock, at cost, 37,088 shares	(607)	(607)

Total shareholders’ equity	1,127,431	664,411

TOTAL	$1,241,186	$765,567

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PROSPERITY BANCSHARES, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
OPERATING INCOME:
Dividends from subsidiaries	$69,000	$102,000	$6,000
Other income	383	224	142

Total income	69,383	102,224	6,142

OPERATING EXPENSE:
Junior subordinated debentures interest expense	10,058	7,592	4,895
Stock-based compensation expense (includes restricted stock)	1,968	850	751
Other expenses	432	333	353

Total operating expense	12,458	8,775	5,999

INCOME BEFORE INCOME TAX BENEFIT AND EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	56,925	93,449	143
FEDERAL INCOME TAX BENEFIT	4,018	2,783	1,833

INCOME BEFORE EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	60,943	96,232	1,976
EQUITY (DISTRIBUTIONS IN EXCESS OF EARNINGS) IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	23,208	(34,507)	45,884

NET INCOME	$84,151	$61,725	$47,860

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PROSPERITY BANCSHARES, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$84,151	$61,725	$47,860
Adjustments to reconcile net income to net cash provided by operating activities:
(Distributions in excess of earnings) equity in undistributed earnings of subsidiaries	(23,208)	34,507	(45,883)
Stock based compensation expense (includes restricted stock)	1,968	850	751
(Increase) decrease in other assets	(2,065)	1,367	(277)
Decrease in accrued interest payable and other liabilities	(8,192)	(59)	(117)

Net cash provided by operating activities	52,654	98,390	2,334

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions	(8,629)	(93,275)	—
Cash acquired from acquisitions	5,491	6,688	3,757
Capital contribution to subsidiary	—	(7)	—

Net cash (used in) provided by investing activities	(3,138)	(86,594)	3,757

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercises	3,485	7,792	1,085
Redemption of junior subordinated debentures (net)	(32,475)	(6,000)	—
Payments of cash dividends	(20,325)	(13,027)	(9,624)

Net cash used in financing activities	(49,315)	(11,235)	(8,539)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	201	561	(2,448)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,727	2,166	4,614

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,928	$2,727	$2,166

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22. SUBSEQUENT EVENTS (Unaudited)

Acquisition of Branches of Banco Popular North America

On January 10, 2008, the Company completed its acquisition of six (6) Houston retail branches from Banco Popular North America. In connection with the acquisition, the Company assumed approximately $125.0 million in deposits. Since January 11, 2008, all six (6) locations have been operating as full service banking centers of Prosperity Bank.

Acquisition of 1st Choice Bancorp, Inc.

On February 7, 2008, the Company announced the signing of a definitive agreement to acquire 1st Choice Bancorp, Inc and its wholly- owned subsidiary, 1st Choice Bank. 1st Choice Bancorp operates two (2) banking offices in Houston, Texas, with one location in South Houston and another in the Heights area. Prosperity’s Heights banking center will be consolidated with the 1st Choice Bancorp Heights location, with the resulting banking center being located in 1st Choice’s Heights banking office. As of December 31, 2007, 1st Choice Bancorp had, on a consolidated basis, total assets of $303.1 million, loans of $190.7 million and deposits of $273.3 million. Under the terms of the definitive agreement, Prosperity will issue approximately 1,757,813 shares of Prosperity common stock plus approximately $18,750,000 in cash for all outstanding shares of 1st Choice Bancorp capital stock, subject to decrease in the event 1st Choice Bancorp’s equity capital is less than $26.0 million.

EXHIBIT INDEX

Exhibit Number(1)		Description
3.1	—	Amended and Restated Articles of Incorporation of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267))

3.2	—	Articles of Amendment to Amended and Restated Articles of Incorporation of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

3.3	—	Amended and Restated Bylaws of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 19, 2007)

4.1	—	Form of certificate representing shares of Prosperity Bancshares, Inc. common stock (incorporated herein by reference to Exhibit 4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267))

4.2	—	Indenture dated as of July 31, 2001 by and between Prosperity Bancshares, Inc., as Issuer, and State Street Bank and Trust Company of Connecticut, National Association, with respect to the Floating Rate Junior Subordinated Deferrable Interest Debentures of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

4.3	—	Amended and Restated Declaration of Trust of Prosperity Statutory Trust II dated as of July 31, 2001 (incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

4.4	—	Guarantee Agreement dated as of July 31, 2001 by and between Prosperity Bancshares, Inc. and State Street Bank and Trust Company of Connecticut, National Association (incorporated herein by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.1†	—	Prosperity Bancshares, Inc. 1995 Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267))

10.2†	—	Prosperity Bancshares, Inc. 1998 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267))

10.3†	—	Prosperity Bancshares, Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4 (Registration No. 333-121767))

10.4†	—	Amended and Restated Employment Agreement by and between Prosperity Bank and David Zalman (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 24, 2005)

10.5†	—	Amended and Restated Employment Agreement by and between Prosperity Bank and H. E. Timanus, Jr. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 24, 2005)

10.6†	—	Employment Agreement, dated as of August 10, 2006, by and among Prosperity Bancshares, Inc., Prosperity Bank and James D. Rollins III (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 15, 2006)

10.7†	—	Employment Agreement, dated as of August 10, 2006, by and among Prosperity Bancshares, Inc., Prosperity Bank and David Hollaway (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 15, 2006)

Exhibit Number(1)		Description

10.8†	—	First Amendment to Employment and Non-Competition Agreement, dated as of September 19, 2006, by and between Prosperity Bank and Peter E. Fisher (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 21, 2006)

10.9†	—	Employment and Non-Competition Agreement, dated as of September 1, 2002, by and between Prosperity Bank and Peter E. Fisher (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 21, 2006)

10.10†	—	Termination Agreement dated as of December 8, 2005 by and among Prosperity Bancshares, Inc., Prosperity Bank and D. Michael Hunter (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 9, 2005)

10.11†	—	Non-Competition Agreement dated as of December 8, 2005 by and among Prosperity Bancshares, Inc., Prosperity Bank and D. Michael Hunter (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 9, 2005)

10.12†	—	Paradigm Bancorporation, Inc. 1999 Stock Incentive Plan (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-100815))

10.13†	—	MainBancorp, Inc. 1996 Employee Stock Option Plan (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-110755))

10.14†	—	Form of MainBancorp, Inc. Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-110755))

10.15†	—	First Capital Bankers, Inc. 1996 Executive Stock Option Plan (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.16†	—	First Capital Bankers, Inc. Amended and Restated 1998 Stock Option Plan (incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.17†	—	SNB Bancshares, Inc. 2002 Stock Option Plan, as amended and restated (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-133214))

10.18†	—	Texas United Bancshares, Inc. 1998 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-140425))

10.19†	—	Texas United Bancshares, Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-140425))

10.20†	—	1998 Incentive Stock Option Plan for Gateway Holding Company, Inc. (incorporated herein by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (Registration No. 333-140425))

10.21†	—	Stock Option Agreement dated July 1, 1998 by and between Texas United Bancshares, Inc. and L. Steve Stapp (incorporated herein by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (Registration No. 333-140425))

21.1*	—	Subsidiaries of Prosperity Bancshares, Inc.

23.1*	—	Consent of Deloitte & Touche LLP

Exhibit Number(1)		Description

31.1*	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract or compensatory plan or arrangement.
*	Filed with this Annual Report on Form 10-K.
**	Furnished with this Annual Report on Form 10-K.
(1)	The Company has other long-term debt agreements that meet the exclusion set forth in Section 601(b)(4)(iii)(A) of Regulation S-K. The Company hereby agrees to furnish a copy of such agreements to the Commission upon request.