Form 10-Q
period 2008-03-31
PROSPERITY BANCSHARES INC
filed 2008-05-09
CIK 1068851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer  ☒    Accelerated Filer  ☐    Non-accelerated Filer  ☐    Smaller Reporting Company  ☐

(Do not check if a

smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2008, there were 44,286,682 shares of the registrant’s Common Stock, par value $1.00 per share, outstanding.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION		Page

Item 1.	Interim Consolidated Financial Statements	3
	Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007 (unaudited)	3
	Consolidated Statements of Income for the Three Months Ended March 31, 2008 and 2007 (unaudited)	4
	Consolidated Statements of Changes in Shareholders’ Equity for the Year Ended December 31, 2007 and for the Three Months Ended March 31, 2008 (unaudited)	5
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2008 and 2007 (unaudited)	6
	Notes to Interim Consolidated Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28
Item 4.	Controls and Procedures	28

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults upon Senior Securities	28
Item 4.	Submission of Matters to a Vote of Security Holders	28
Item 5.	Other Information	28
Item 6.	Exhibits	29
Signatures		30

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2008	December 31, 2007
	(Dollars in thousands, except share data)
ASSETS
Cash and due from banks	$159,754	$178,247
Federal funds sold	32,068	192,843

Total cash and cash equivalents	191,822	371,090
Interest bearing deposits in financial institutions	200	200
Available for sale securities, at fair value (amortized cost of $248,545 and $258,264, respectively)	252,448	260,444
Held to maturity securities, at cost (fair value of $1,862,205 and $1,597,598 ,respectively)	1,833,934	1,597,162
Loans held for investment	3,154,831	3,132,025
Loans held for sale	6,796	10,946
Less allowance for credit losses	(32,067)	(32,543)

Loans, net	3,129,560	3,110,428
Accrued interest receivable	25,664	27,940
Goodwill	767,950	753,909
Core deposit intangibles, net of accumulated amortization of $23,982 and $21,490, respectively	44,640	46,069
Bank premises and equipment, net	123,806	120,044
Other real estate owned	11,612	10,207
Bank Owned Life Insurance (BOLI)	45,930	45,486
Leased assets	3,301	3,559
Other assets	33,866	25,805

TOTAL ASSETS	$6,464,733	$6,372,343

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$1,202,622	$1,168,069
Interest-bearing	3,746,096	3,798,338

Total deposits	4,948,718	4,966,407
Other borrowings	125,360	31,466
Securities sold under repurchase agreements	70,942	84,581
Accrued interest payable	11,477	11,761
Other liabilities	49,286	37,812
Junior subordinated debentures	112,885	112,885

Total liabilities	5,318,668	5,244,912

SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $1 par value; 200,000,000 shares authorized; 44,315,936 and 44,188,323 shares issued at March 31, 2008 and December 31, 2007, respectively; 44,278,848 and 44,151,235 shares outstanding at March 31, 2008 and December 31, 2007, respectively	44,316	44,188
Capital surplus	811,172	809,026
Retained earnings	288,647	273,407
Accumulated other comprehensive gain — net unrealized gain on available for sale securities, net of tax of $1,366 and $763, respectively	2,537	1,417
Less treasury stock, at cost, 37,088 shares	(607)	(607)

Total shareholders’ equity	1,146,065	1,127,431

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,464,733	$6,372,343

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$58,520	$57,260
Securities:
Taxable	23,639	20,661
Nontaxable	928	793
70% nontaxable preferred dividends	216	254
Federal funds sold	1,160	891
Deposits in other financial institutions	2	4

Total interest income	84,465	79,863

INTEREST EXPENSE:
Deposits	28,945	29,113
Junior subordinated debentures	2,019	2,598
Note payable and other borrowings	1,506	2,064

Total interest expense	32,470	33,775

NET INTEREST INCOME	51,995	46,088
PROVISION FOR CREDIT LOSSES	1,167	245

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	50,828	45,843

NONINTEREST INCOME:
Customer service fees	10,506	8,510
Other	2,173	3,161

Total noninterest income	12,679	11,671

NONINTEREST EXPENSE:
Salaries and employee benefits	16,130	15,302
Net occupancy expense	2,810	2,458
Depreciation expense	1,937	1,876
Data processing	1,291	985
Communications expense	1,509	1,387
Core deposit intangibles amortization	2,492	2,145
Other	2,951	3,118

Total noninterest expense	29,120	27,271

INCOME BEFORE INCOME TAXES	34,387	30,243
PROVISION FOR INCOME TAXES	11,449	10,014

NET INCOME	$22,938	$20,229

EARNINGS PER SHARE
Basic	$0.52	$0.51

Diluted	$0.52	$0.50

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
	(Amounts in thousands, except share and per share data)
BALANCE AT JANUARY 1, 2007	32,829,873	$32,830	$425,557	$209,581	$(2,950)	$(607)	$664,411
Comprehensive Income:
Net income				84,151			84,151
Net change in unrealized income on available for sale securities.					4,367		4,367

Total comprehensive income							88,518

Common stock issued in connection with the exercise of stock options and restricted stock awards	337,148	337	3,148				3,485
Common stock issued in connection with the TXUI acquisition	10,769,942	10,770	370,116				380,886
Common stock issued in connection with the Bank of Navasota acquisition	251,360	251	8,237				8,488
Stock based compensation expense			1,968				1,968
Cash dividends declared, $0.425 per share				(20,325)			(20,325)

BALANCE AT DECEMBER 31, 2007	44,188,323	44,188	809,026	273,407	1,417	(607)	1,127,431
Cumulative effect—split dollar life insurance adjustment				(2,174)			(2,174)
Comprehensive income:
Net income				22,938			22,938
Net change in unrealized income on available for sale securities					1,120		1,120

Total comprehensive income							24,058

Common stock issued in connection with the exercise of stock options and restricted stock awards	127,613	128	1,898				2,026
Stock based compensation expense			248				248
Cash dividends declared, $0.125 per share				(5,524)			(5,524)

BALANCE AT MARCH 31, 2008	44,315,936	$44,316	$811,172	$288,647	$2,537	$(607)	$1,146,065

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,938	$20,229
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,429	4,021
Provision for credit losses	1,167	245
Net amortization of discount/premium on investments	(1,139)	(2,617)
Stock based compensation expense	248	432
Net amortization of premium on loans	(569)	—
Gain on sale of assets and other real estate	(43)	(14)
Gain on held for sale loans	(73)	(604)
Proceeds from sales of held for sale loans	4,223	112,705
Origination of held for sale loans	—	(13,696)
(Increase) decrease in other assets and accrued interest receivable	(5,019)	11,494
Increase (decrease) in accrued interest payable and other liabilities	7,087	(3,486)

Net cash provided by operating activities	33,249	128,709

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of held to maturity securities	217,633	65,124
Purchase of held to maturity securities	(453,439)	(104,072)
Proceeds from maturities and principal paydowns of available for sale securities	9,920	251,460
Purchase of available for sale securities	—	(257,369)
Net (increase) decrease in loans	(31,613)	42,601
Purchase of Banco Popular branches	(431)	—
Cash and cash equivalents acquired in the purchase of Banco Popular branches	112,788	—
Purchase of Texas United Bancshares, Inc.	(72)	(1,187)
Cash and cash equivalents acquired in the purchase of Texas United Bancshares, Inc.	—	114,469
Purchase of bank premises and equipment	(3,826)	(1,917)
Net decrease in interest-bearing deposits in financial institutions	—	100
Net proceeds from sale of bank premises, equipment and other real estate	2,794	916

Net cash (used in) provided by investing activities	(146,246)	110,125

(Table continued on following page)

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits	$13,728	$(24,484)
Net decrease in interest-bearing deposits	(156,757)	(101,165)
Net proceeds (repayments) of lines of credit	93,894	(188,627)
Net (repayments) proceeds from securities sold under repurchase agreements	(13,639)	10,495
Proceeds from exercise of stock options	2,027	1,799
Payments of cash dividends	(5,524)	(4,916)

Net cash used in financing activities	(66,271)	(306,898)

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(179,268)	$(68,064)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	371,090	269,721

CASH AND CASH EQUIVALENTS, END OF PERIOD	$191,822	$201,657

NONCASH ACTIVITIES:
Stock issued in connection with the Texas United Bancshares, Inc. acquisition	$—	$383,247

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$32,755	$33,416
Cash paid for income taxes	4,000	4,500

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

(UNAUDITED)

1. BASIS OF PRESENTATION

The interim consolidated financial statements include the accounts of Prosperity Bancshares, Inc. ® (the “Company”) and its wholly-owned subsidiaries, Prosperity Bank ®(the “Bank”) and Prosperity Holdings of Delaware, LLC. All significant inter-company transactions and balances have been eliminated.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

2. INCOME PER COMMON SHARE

The following table illustrates the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2008	2007
	(In thousands, except per share data)
Net income available to shareholders	$22,938	$20,229
Weighted average shares outstanding	44,188	39,813
Potential dilutive shares	140	470

Weighted average shares and equivalents outstanding	44,328	40,283

Basic earnings per share	$0.52	$0.51

Diluted earnings per share	$0.52	$0.50

The incremental shares for the assumed exercise of the outstanding options were determined by application of the treasury stock method. There were no stock options exercisable during the quarter ended March 31, 2008 or 2007 that would have had an anti-dilutive effect on the above computation.

3. NEW ACCOUNTING STANDARDS

Statements of Financial Accounting Standards

SFAS No. 141, “Business Combinations (Revised 2007).” SFAS 141R replaces SFAS 141, “Business Combinations,” and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS 141. Under SFAS 141R, the requirements of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met in order

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

(UNAUDITED)

to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS 5, “Accounting for Contingencies.” SFAS 141R is effective for the Company beginning on January 1, 2009. The Company is currently evaluating the impact of the adoption of SFAS 141R on the Company’s accounting for business combinations closing on or after January 1, 2009.

SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for the Company on January 1, 2008 and its adoption did not have a significant impact on the Company’s financial statements. The implementation of SFAS 157 resulted in expanded disclosures about assets and liabilities measured at fair value as discussed in Note 4 below.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument by instrument, with certain exceptions, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. The Company adopted SFAS No. 159 effective January 1, 2008. The Company elected not to measure any eligible items using the fair value option in accordance with SFAS 159. Accordingly, SFAS 159 did not have any impact on the Company’s financial statements.

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

Financial Accounting Standards Board Staff Positions and Interpretations

FASB Staff Position (FSP) No. 157-2. FSP 157-2 delays the effective date of SFAS 157, Fair Value Measurements, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the Board and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS 157. This FSP defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. FSP 157-2 was effective for the Company on January 1, 2008 and did not have a significant impact on the Company’s financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

(UNAUDITED)

Emerging Issues Task Force Issues

Emerging Issues Task Force (“EITF”) Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements.” EITF 06-4 requires the recognition of a liability and related compensation expense for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to post-retirement periods. Under EITF 06-4, life insurance policies purchased for the purpose of providing such benefits do not effectively settle an entity’s obligation to the employee. Accordingly, the entity must recognize a liability and related compensation expense during the employee’s active service period based on the future cost of insurance to be incurred during the employee’s retirement. If the entity has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS 106, “Employer’s Accounting for Postretirement Benefits Other Than Pensions.” The Company adopted EITF 06-4 effective as of January 1, 2008 as a change in accounting principle through a cumulative-effect adjustment to retained earnings. The amount of the adjustment was $2.2 million.

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

4. FAIR VALUE DISCLOSURES

Effective January 1, 2008, the Company adopted SFAS 157 and SFAS 159, which address aspects of the expanding application of fair value accounting.

SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. Under SFAS 159, the Company may elect to report select financial assets and liabilities at fair value on an instrument-by-instrument basis with changes in fair value reported in earnings. After the initial adoption, the election is made at the acquisition of a financial asset or financial liability and it may not be revoked. Additionally, the transition provisions of SFAS 159 permit a one-time election for existing positions at the adoption date with a cumulative-effect adjustment included in beginning retained earnings and future changes in fair value reported in earnings. The Company elected not to measure any eligible items using the fair value option at adoption date in accordance with SFAS 159.

Fair Value Hierarchy

SFAS 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with SFAS 157, these inputs are summarized in the three broad levels listed below:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities. Level 1 assets include US Treasury securities that are highly liquid and are actively traded in over-the-counter markets.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

(UNAUDITED)

•

Level 2 – Other significant observable inputs (including quoted prices in active markets for similar assets or liabilities) or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets include US government and agency mortgage-backed debt securities, corporate securities, municipal bonds and CRA funds.

•

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair values requires significant management judgment or estimation.

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to SFAS 157.

The following table presents fair value measurements as of March 31, 2008:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Measured on a recurring basis:
Interest bearing deposits in financial institutions	$200	$—	$—	$200
Available for sale securities (at fair value)	3,522	248,926	—	252,448

TOTAL	$3,722	$248,926	$—	$252,648

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). These instruments include other real estate owned, repossessed assets and impaired loans per SFAS 114, “Accounting by Creditors for Impairment of a Loan—an amendment of FASB Statements No. 5 and 15”. Financial assets and financial liabilities measured at fair value on a non-recurring basis which were recorded in 2008 and remained outstanding at March 31, 2008 were not significant.

5. GOODWILL AND CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles (CDI) for three months ended March 31, 2008 were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)
Balance as of December 31, 2007	$753,909	$46,069
Amortization	—	(2,492)
Acquisition of Banco Popular branches	12,400	1,063
Acquisition of Texas United Bancshares, Inc.	1,208	—
Acquisition of The Bank of Navasota	433	—

Balance as of March 31, 2008	$767,950	$44,640

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

(UNAUDITED)

Purchase accounting adjustments to prior year acquisitions were made to adjust deferred tax asset and liability balances. Goodwill is recorded on the acquisition date of each entity. The Company may record subsequent adjustments to goodwill for amounts undeterminable at acquisition date, such as deferred taxes and real estate valuations, and therefore the goodwill amounts reflected in the table above may change accordingly. The Company initially records the total premium paid on acquisitions as goodwill. After finalizing the valuation, core deposit intangibles are identified and reclassified from goodwill to core deposit intangibles on the balance sheet. This reclassification has no effect on total assets, liabilities, shareholders’ equity, net income or cash flows. Management performs an evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill and other intangibles has occurred. If any such impairment is determined, a write down is recorded. As of March 31, 2008, there were no impairments recorded on goodwill.

Core deposit intangibles are amortized on an accelerated basis over their estimated lives, which the Company believes is between 8 and 10 years. Gross core deposit intangibles outstanding were $68.6 million and $65.6 million at March 31, 2008 and March 31, 2007, respectively. Net core deposit intangibles outstanding were $44.6 million and $51.9 million at the same dates, respectively. Amortization expense related to intangible assets totaled $2.5 million and $2.1 million for the three months ended March 31, 2008 and 2007, respectively. The increase in amortization expense was primarily due to the core deposit intangibles from the acquisition of Texas United Bancshares, Inc., Bank of Navasota and six branches of Banco Popular. The estimated aggregate future amortization expense for intangible assets remaining as of March 31, 2008 is as follows (dollars in thousands):

Remaining 2008	$7,181
2009	8,608
2010	7,553
2011	6,393
2012	5,151
Thereafter	9,754

Total	$44,640

6. STOCK BASED COMPENSATION

The Company had three stock-based employee compensation plans at March 31, 2008 and five stock option plans assumed in connection with acquisitions under which no additional options will be granted. Prior to 2003, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The Company adopted SFAS 123 on January 1, 2003 and SFAS 123(R) on January 1, 2006. The Company recorded $248,000 and $432,000 in stock-based compensation expense for the three months ended March 31, 2008 and 2007, respectively. There was approximately $36,000 and $88,000 of income tax benefit recorded for the stock-based compensation expense for the same periods.

The Company has granted shares (“restricted stock”) to certain directors and associates under the 2004 Plan. The awardee is not entitled to the shares until they vest, which is generally over a 1 to 5 year period, but the awardee is entitled to receive dividends on and vote the shares prior to vesting. The shares granted do not have a cost to the awardee and the only requirement of vesting is continued service to the Company. Compensation cost related to restricted stock is calculated based on the fair value of the shares at the date of grant. If the awardee leaves the Company before the shares vest, the unvested shares are forfeited. As of March 31, 2008, there were 77,899 shares of restricted stock outstanding with a weighted average grant date fair value of $33.86.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

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

The fair value of options was estimated using an option-pricing model with the following weighted average assumptions as of the dates indicated:

	March 31,
	2008	2007
Expected life (in years)	4.94	4.35
Risk free interest rate	4.18%	4.24%
Volatility	21.24%	21.14%
Dividend yield	1.21%	1.24%

A summary of changes in outstanding options during the three months ended March 31, 2008 is set forth below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Options outstanding, beginning of period	1,088	$23.26
Options granted	—	—
Options forfeited	(2)	23.88
Options exercised	(124)	16.27
Options outstanding, end of period	962	$24.17	6.12	$4,321

Options exercisable, end of period	283	$16.46	4.54	$3,451

No options were granted during the three months ended March 31, 2008 or 2007. The total intrinsic value of the options exercised during the three month periods ended March 31, 2008 and 2007 was $1.5 million and $2.8 million, respectively. The total fair value of shares vested during the three month period ended March 31, 2008 was approximately $94,000.

A summary of changes in non-vested options is set forth below:

	Three Months Ended March 31,
	2008		2007
	Number of Options	Weighted Average Grant Date Fair Value	Number of Options	Weighted Average Grant Date Fair Value
	(In thousands)		(In thousands)
Non-vested options outstanding, beginning of period	707	$6.52	778	$5.93
Options granted	—	—	—	—
Non-vested options forfeited	—	—	(12)	4.99
Options vested	(28)	3.36	(13)	0.85

Non-vested options outstanding, end of period	679	$6.65	753	$6.03

The Company received $2.0 million and $1.8 million in cash from the exercise of stock options during the three month periods ended March 31, 2008 and 2007, respectively. There was no tax benefit realized from option exercises of the share-based payment arrangements during the three month periods ended March 31, 2008 and 2007.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008

(UNAUDITED)

As of March 31, 2008, there was $2.9 million of total unrecognized compensation expense related to stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.8 years.

7. RECENT AND PENDING ACQUISITIONS

On January 10, 2008, the Company completed its acquisition of six (6) Houston retail branches from Banco Popular North America. In connection with the acquisition, the Company assumed approximately $125.0 million in deposits. Since January 11, 2008, all six (6) locations have been operating as full service banking centers of Prosperity Bank.

On February 7, 2008, the Company announced the signing of a definitive agreement to acquire 1st Choice Bancorp, Inc and its wholly-owned subsidiary, 1st Choice Bank. 1st Choice Bancorp operates two (2) banking offices in Houston, Texas, with one location in South Houston and another in the Heights area. Prosperity’s Heights banking center will be consolidated with the 1st Choice Bancorp Heights location, with the resulting banking center being located in 1st Choice’s Heights banking office. As of March 31, 2008, 1st Choice Bancorp had, on a consolidated basis, total assets of $313.9 million, loans of $198.9 million, deposits of $285.1 million and stockholders’ equity of $27.5 million. Under the terms of the definitive agreement, Prosperity will issue approximately 1,757,813 shares of Prosperity common stock plus approximately $18,750,000 in cash for all outstanding shares of 1st Choice Bancorp capital stock, with the cash portion of the merger consideration subject to decrease in the event 1st Choice Bancorp’s equity capital is less than $26.0 million.

8. REDEMPTION OF JUNIOR SUBORDINATED DEBENTURES

On April 7, 2008, the Company redeemed in full the debentures held by SNB Capital Trust III in the amount of $10.3 million. The debentures redeemed bore interest at a floating rate of 3 month LIBOR + 3.15%. The trust in turn redeemed in full the trust preferred securities and common securities it issued.

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

•	increased credit risk in the Company’s assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of the total loan portfolio;

•	the failure of assumptions underlying the establishment of and provisions made to the allowance for credit losses;

•	changes in the availability of funds resulting in increased costs or reduced liquidity;

•	a deterioration or downgrade in the credit quality and credit agency ratings of the securities in the Company’s securities portfolio;

•	increased asset levels and changes in the composition of assets and the resulting impact on the Company’s capital levels and regulatory capital ratios;

•	the Company’s ability to acquire, operate and maintain cost effective and efficient systems without incurring unexpectedly difficult or expensive but necessary technological changes;

•	the loss of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensation levels;

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company’s interim consolidated financial statements and accompanying notes. This section should be read in conjunction with the Company’s interim consolidated financial statements and accompanying notes included elsewhere in this report and with the consolidated financial statements and accompanying notes and other detailed information appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

RECENT AND PENDING ACQUISITIONS

On January 10, 2008, the Company completed its acquisition of six (6) Houston retail branches from Banco Popular North America. In connection with the acquisition, the Company assumed approximately $125.0 million in deposits. Since January 11, 2008, all six (6) locations have been operating as full service banking centers of Prosperity Bank.

On February 7, 2008, the Company announced the signing of a definitive agreement to acquire 1st Choice Bancorp, Inc and its wholly-owned subsidiary, 1st Choice Bank. 1st Choice Bancorp operates two (2) banking offices in Houston, Texas, with one location in South Houston and another in the Heights area. Prosperity’s Heights banking center will be consolidated with the 1st Choice Bancorp Heights location, with the resulting banking center being located in 1st Choice’s Heights banking office. As of March 31, 2008, 1st Choice Bancorp had, on a consolidated basis, total assets of $313.9 million, loans of $198.9 million, deposits of $285.1 million and stockholders’ equity of $27.5 million. Under the terms of the definitive agreement, Prosperity will issue approximately 1,757,813 shares of Prosperity common stock plus approximately $18,750,000 in cash for all outstanding shares of 1st Choice Bancorp capital stock, with the cash portion of the merger consideration subject to decrease in the event 1st Choice Bancorp’s equity capital is less than $26.0 million.

REDEMPTION OF JUNIOR SUBORDINATED DEBENTURES

On April 7, 2008, the Company redeemed in full the debentures held by SNB Capital Trust III in the amount of $10.3 million. The debentures redeemed bore interest at a floating rate of 3 month LIBOR + 3.15%. The trust in turn redeemed in full the trust preferred securities and common securities it issued.

OVERVIEW

The Company, a Texas corporation, was formed in 1983 as a vehicle to acquire the former Allied First Bank in Edna, Texas which was chartered in 1949 as The First National Bank of Edna. The Company is a registered financial holding company that derives substantially all of its revenues and income from the operation of its bank subsidiary, Prosperity Bank® (“Prosperity Bank®” or the “Bank”). The Bank provides a wide array of financial products and services to small and medium-sized businesses and consumers. At March 31, 2008, the Bank operated one hundred thirty-one (131) full-service banking locations; with forty-six (46) in the Greater Houston Consolidated Metropolitan Statistical Area (“CMSA”), thirty-three (33) in the South Texas area including Corpus Christi and Victoria, twenty-four (24) in the Central Texas area including Austin and Bryan/College Station, two (2) in East Texas and twenty-six (26) in the Dallas/Fort Worth, Texas area. The Company’s San Antonio loan production office became a full service banking center on March 31, 2008. The Greater Houston CMSA includes Austin, Brazoria, Chambers, Fort Bend, Galveston, Harris, Liberty, Montgomery, San Jacinto and Waller counties. The Company’s headquarters are located at Prosperity Bank Plaza, 4295 San Felipe in Houston, Texas and its telephone number is (713) 693-9300. The Company’s website address is www.prosperitybanktx.com. Information contained on the Company’s website is not incorporated by reference into this quarterly report on Form 10-Q and is not part of this or any other report.

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

Three principal components of the Company’s growth strategy are internal growth, stringent cost control practices and strategic merger transactions. The Company focuses on continual internal growth. Each banking center is operated as a separate profit center, maintaining separate data with respect to its net interest income, efficiency ratio, deposit growth, loan growth and overall profitability. Banking center presidents and managers are accountable for performance in these areas and compensated accordingly. The Company also focuses on maintaining stringent cost control practices and policies. The Company has invested significantly in the infrastructure required to centralize many of its critical operations, such as data processing and loan processing. Management believes that this centralized infrastructure can accommodate substantial additional growth while enabling the Company to minimize operational costs through certain economies of scale. The Company also intends to continue to seek expansion opportunities. During 2007, forty-one (41) banking centers were acquired in the acquisition of Texas United Bancshares, Inc. (the “TXUI acquisition”). The acquisition of The Bank of Navasota, N.A. (the “Navasota acquisition”) was completed on September 1, 2007 and added one (1) banking center. On January 10, 2008, the Company purchased six (6) branches of Banco Popular North America.

Total assets were $6.46 billion at March 31, 2008 compared with $6.37 billion at December 31, 2007, an increase of $92.4 million or 1.5%. Total loans were $3.16 billion at March 31, 2008 compared with $3.14 billion at December 31, 2007, an increase of $18.7 million or 0.6%. Total deposits were $4.95 billion at March 31, 2008 compared with $4.97 billion December 31, 2007, a decrease of $17.7 million or 0.4%. Shareholders’ equity increased $18.6 million or 1.7%, to $1.15 billion at March 31, 2008 compared with $1.13 billion at December 31, 2007.

CRITICAL ACCOUNTING POLICIES

The Company’s accounting policies are integral to understanding the financial results reported. Accounting policies are described in detail in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity:

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

Goodwill and Intangible Assets—Goodwill and intangible assets that have indefinite useful lives are subject to at least an annual impairment test and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of each of the Company’s reporting units compared with its carrying value. If the carrying amount exceeds the fair value of a reporting unit, a second test is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment. Intangible assets that are not amortized will be tested for impairment at least annually by comparing the fair values of those assets to their carrying values. Other identifiable intangible assets that are subject to amortization are amortized on an accelerated basis over the years expected to be benefited. These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value to carrying value. Based on the Company’s annual goodwill impairment test as of September 30, 2007, management does not believe any of its goodwill is impaired as of March 31, 2008. While the Company believes no impairment existed at March 31, 2008 under accounting standards applicable at that date, different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation and financial condition or future results of operations.

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

RESULTS OF OPERATIONS

Net income available to shareholders was $22.9 million ($0.52 per common share on a diluted basis) for the quarter ended March 31, 2008 compared with $20.2 million ($0.50 per common share on a diluted basis) for the quarter ended March 31, 2007, an increase of $2.7 million or 13.4%. The Company posted returns on average common equity of 8.02% and 8.71%, returns on average assets of 1.43% and 1.40% and efficiency ratios of 45.06% and 47.23% for the quarters ended March 31, 2008 and 2007, respectively.

Net Interest Income

The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.”

Net interest income before the provision for credit losses was $52.0 million for the quarter ended March 31, 2008 compared with $46.1 million for the quarter ended March 31, 2007, an increase of $5.9 million or 12.82%. Net interest income increased primarily as a result of an increase in average interest-earning assets to $5.25 billion for the quarter ended March 31, 2008 compared with $4.82 billion for the quarter ended March 31, 2007, an increase of $430.9 million or 8.9% that was primarily due to the TXUI acquisition.

The average rate paid on interest-bearing liabilities decreased 39 basis points from 3.60% for the quarter ended March 31, 2007 to 3.21% for the quarter ended March 31, 2008, while the average yield on interest-earning assets decreased 27 basis points from 6.72% for the quarter ended March 31, 2007 compared with 6.45% for the quarter ended March 31, 2008. The average volume of interest-bearing liabilities increased $257.5 million and the average volume of interest-earning assets increased $430.9 million for the same period. The net interest margin on a tax equivalent basis increased 10 basis points from 3.93% for the quarter ended March 31, 2007 compared with 4.03% for the quarter ended March 31, 2008.

The following table sets forth, for each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the quarters ended March 31, 2008 and 2007. The table also sets forth the average rate paid on total interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Except as indicated in the footnotes, no tax-equivalent adjustments were made and all average balances are daily average balances. Any nonaccruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended March 31,
	2008			2007
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (4)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (4)
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$3,143,174	$58,520	7.47%	$2,876,029	$57,260	8.07%
Securities(1)	1,977,510	24,783	5.01	1,873,905	21,708	4.63
Federal funds sold and other temporary investments	131,601	1,162	3.54	71,451	895	5.08

Total interest-earning assets	5,252,285	84,465	6.45%	4,821,385	79,863	6.72%

Less allowance for credit losses	(31,948)			(32,131)

Total interest-earning assets, net of allowance	5,220,337			4,789,254
Noninterest-earning assets	1,198,814			1,006,958

Total assets	$6,419,151			$5,796,212

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$869,728	$3,121	1.44%	$860,328	$4,730	2.23%
Savings and money market accounts	1,252,346	7,414	2.37	1,178,241	8,267	2.85
Certificates of deposit	1,660,635	18,410	4.45	1,462,241	16,116	4.47
Junior subordinated debentures	112,885	2,019	7.17	130,413	2,598	8.08
Federal funds purchased and other borrowings	96,978	902	3.73	110,703	1,462	5.36
Securities sold under repurchase agreements	66,074	604	3.67	59,236	602	4.12

Total interest-bearing liabilities	4,058,646	32,470	3.21%	3,801,162	33,775	3.60%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	1,155,210			1,035,294
Other liabilities	61,745			31,050

Total liabilities	5,275,601			4,867,506

Shareholders’ equity	1,143,550			928,706

Total liabilities and shareholders’ equity	$6,419,151			$5,796,212

Net interest rate spread			3.24%			3.12%
Net interest income and margin (2)		$51,995	3.97%		$46,088	3.88%

Net interest income and margin (tax-equivalent basis) (3)		$52,832	4.03%		$46,764	3.93%

(1)	Yield is based on amortized cost and does not include any component of unrealized gains or losses.

(2)	The net interest margin is equal to net interest income divided by average interest-earning assets.

(3)	In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35%.

(4)	Annualized and based on an actual/365 basis.

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

	Three Months Ended March 31,
	2008 vs. 2007
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$5,319	$(4,059)	$1,260
Securities	1,200	1,875	3,075
Federal funds sold and other temporary investments	762	(495)	267

Total increase (decrease) in interest income	7,281	(2,679)	4,602

Interest-bearing liabilities:
Interest-bearing demand deposits	52	(1,661)	(1,609)
Savings and money market accounts	526	(1,379)	(853)
Certificates of deposit	2,211	83	2,294
Junior subordinated debentures	(353)	(226)	(579)
Federal funds purchased and other borrowings	(183)	(377)	(560)
Securities sold under repurchase agreements	70	(68)	2

Total increase (decrease) in interest expense	2,323	(3,628)	(1,305)

Increase in net interest income	$4,958	$949	$5,907

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

The Company made a $1.2 million and $245,000 provision for credit losses for the quarters ended March 31, 2008 and 2007, respectively. The increase in the provision for credit losses was primarily due to increased charge-offs for the first quarter of 2008. For the quarter ended March 31, 2008, net charge-offs were $1.6 million compared with net charge-offs of $635,000 for the quarter ended March 31, 2007.

Noninterest Income

The Company’s primary sources of recurring noninterest income are service charges on deposit accounts and other banking service related fees. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method. Banking related service fees include check cashing fees, official check fees, safe deposit box rent and currency handling fees. Noninterest income totaled $12.7 million for the three months ended March 31, 2008 compared with $11.7 million for the same period in 2007, an increase of $1.0 million or 8.6%. The increase was primarily due to an increase in insufficient funds charges and customer service charges which resulted from an increase in the number of accounts due to the full quarter effect of the TXUI acquisition on January 31, 2007, the Bank of Navasota acquisition on September 1, 2007 and the acquisition of six branches of Banco Popular on January 10, 2008. As of March 31, 2008, approximately 75,000 deposit accounts were attributed to these three acquisitions.

Gain on sale of held for sale loans decreased $531,000 to $73,000 for the quarter ended March 31, 2008 compared with $604,000 for the same quarter of 2007. These loans were originated for the purpose of sale into the secondary market in connection with mortgage banking activities acquired in the TXUI acquisition. The Company does not intend to continue to originate loans for sale into the secondary market, and does not expect to have significant gains from this activity going forward. Trust and investment income decreased $388,000 to $80,000 for the quarter ended March 31, 2008 compared with $468,000 for the same quarter of 2007. The decrease was due to the dissolution of the trust department acquired in the TXUI acquisition in the second quarter of 2007.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Three months ended March 31,
	2008	2007
	(Dollars in thousands)
Service charges on deposit accounts	$10,506	$8,510
Banking related service fees	439	401
Brokered mortgage income	110	132
Trust and investment income	80	468
Income from leased assets	334	299
Bank owned life insurance income (BOLI)	461	368
Gain on sale of assets, net	43	14
Gain on sale of held for sale loans	73	604
Other noninterest income	633	875

Total noninterest income	$12,679	$11,671

Noninterest Expense

Noninterest expense totaled $29.1 million for the quarter ended March 31, 2008 compared with $27.3 million for the quarter ended March 31, 2007, an increase of $1.8 million or 6.8%. This increase was principally due to increases in salaries and employee benefits, net occupancy and equipment expense and core deposit intangibles amortization.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Salaries and employee benefits (1)	$16,130	$15,302

Non-staff expenses:
Net occupancy expense	2,810	2,458
Depreciation expense	1,937	1,876
Data processing	1,291	985
Communications expense	1,509	1,387
Printing and supplies	446	295
Regulatory assessments and FDIC insurance	259	218
Ad valorem and franchise taxes	676	596
Core deposit intangibles amortization	2,492	2,145
Other	1,570	2,009

Total non-staff expenses	12,990	11,969

Total noninterest expense	$29,120	$27,271

(1)	Includes stock-based compensation expense of $248,000 and $432,000 for the three months ended March 31, 2008 and 2007, respectively.

Salaries and employee benefit expenses were $16.1 million for the quarter ended March 31, 2008 compared with $15.3 million for the quarter ended March 31, 2007, an increase of $828,000 or 5.4%. The increase was principally due to annual employee pay increases, the Bank of Navasota acquisition, the acquisition of six branches of Banco Popular and the full quarter effect of the TXUI acquisition. The number of full-time equivalent (FTE) associates employed by the Company decreased from 1,432 at March 31, 2007 compared with 1,374 at March 31, 2008.

Core deposit intangibles amortization increased $347,000, or 16.2%, to $2.5 million for the quarter ended March 31, 2008 compared with $2.1 million during the same period in 2007. The increase was principally due to the acquisition of TXUI, the Bank of Navasota and the six branches of Banco Popular. Net occupancy and equipment expense increased $352,000 from $2.5 million for the quarter ended March 31, 2007 compared with $2.8 million for the quarter ended March 31, 2008. The increase was primarily related to the full quarter effect of the additional banking centers acquired in connection with the TXUI acquisition on January 31, 2007, and the additional banking centers acquired in connection with the Bank of Navasota acquisition on September 1, 2007 and the acquisition of six branches of Banco Popular on January 10, 2008.

Income Taxes

Income tax expense increased $1.4 million to $11.4 million for the quarter ended March 31, 2008 compared with $10.0 million for the same period in 2007. The increase was primarily attributable to higher pretax net earnings for the quarter ended March 31, 2008 compared with the same period in 2007. The Company’s effective tax rate for the three months ended March 31, 2008 was 33.3% compared with 33.1% for the same period in 2007.

FINANCIAL CONDITION

Loan Portfolio

Total loans were $3.16 billion at March 31, 2008, an increase of $18.7 million or 0.6% compared with $3.14 billion at December 31, 2007. The increase was primarily due to internal growth. Period end loans comprised 60.2% of average earning assets for the quarter ended March 31, 2008 compared with 62.2% of average earning assets for the quarter ended December 31, 2007.

The following table summarizes the loan portfolio of the Company by type of loan as of March 31, 2008 and December 31, 2007:

	March 31, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$436,238	13.8%	$436,338	13.9%
Real estate:
Construction and land development	664,679	21.0	683,171	21.7
1-4 family residential	546,765	17.3	526,338	16.7
Home equity	94,559	3.0	93,877	3.0
Commercial mortgages	1,095,506	34.6	1,075,285	34.3
Farmland	66,826	2.1	63,873	2.0
Multifamily residential	66,162	2.1	73,424	2.3
Agriculture	52,520	1.7	50,146	1.6
Consumer (net of unearned discount)	121,975	3.9	123,213	3.9
Other	16,397	0.5	17,306	0.6

Total loans	$3,161,627	100.0%	$3,142,971	100.0%

Nonperforming Assets

The Company had $17.6 million in nonperforming assets at March 31, 2008 and $15.4 million in nonperforming assets at December 31, 2007, an increase of $2.2 million or 14.1%. The ratio of nonperforming assets to loans and other real estate was 0.55% at March 31, 2008 compared with 0.49% at December 31, 2007.

The Company generally places a loan on nonaccrual status and ceases accruing interest when the payment of principal or interest is delinquent for 90 days, or earlier in some cases, unless the loan is in the process of collection and the underlying collateral fully supports the carrying value of the loan. The Company generally charges off loans before attaining nonaccrual status.

The following table presents information regarding past due loans and nonperforming assets as of the dates indicated:

	March 31, 2008	December 31, 2007
	(Dollars in thousands)
Nonaccrual loans	$1,332	$1,035
Restructured loans	—	—
Accruing loans 90 or more days past due	4,484	4,092

Total nonperforming loans	5,816	5,127
Repossessed assets	126	56
Other real estate	11,612	10,207

Total nonperforming assets	$17,554	$15,390

Nonperforming assets to total loans and other real estate	0.55%	0.49%

Allowance for Credit Losses

Management actively monitors the Company’s asset quality and provides specific loss allowances when necessary. The allowance for credit losses is a reserve established through charges to earnings in the form of a provision for credit losses. Loans are charged-off against the allowance for credit losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. As of March 31, 2008, the allowance for credit losses amounted to $32.1 million or 1.01% of total loans compared with $32.5 million or 1.04% of total loans at December 31, 2007.

Set forth below is an analysis of the allowance for credit losses for the three months ended March 31, 2008 and the year ended December 31, 2007:

	Three Months Ended March 31, 2008	Year Ended December 31, 2007
	(Dollars in thousands)
Average loans outstanding	$3,143,174	$3,092,797

Gross loans outstanding at end of period	$3,161,627	$3,142,971

Allowance for credit losses at beginning of period	$32,543	$23,990
Balance acquired with acquisitions	—	13,386
Provision for credit losses	1,167	760
Charge-offs:
Commercial and industrial	(432)	(1,045)
Real estate and agriculture	(1,089)	(4,143)
Consumer	(656)	(2,974)
Recoveries:
Commercial and industrial	103	1,175
Real estate and agriculture	139	208
Consumer	292	1,186

Net charge-offs	(1,643)	(5,593)

Allowance for credit losses at end of period	$32,067	$32,543

Ratio of allowance to end of period loans	1.01%	1.04%
Ratio of net charge-offs to average loans (annualized)	0.21%	0.18%
Ratio of allowance to end of period nonperforming loans	551.4%	634.7%

Securities

The carrying cost of securities totaled $2.09 billion at March 31, 2008 compared with $1.86 billion at December 31, 2007, an increase of $228.8 million or 12.3%. At March 31, 2008, securities represented 32.3% of total assets compared with 29.2% of total assets at December 31, 2007.

The following table summarizes the amortized cost of securities as of the dates shown (available-for-sale securities are not adjusted for unrealized gains or losses):

	March 31, 2008	December 31, 2007
	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$89,388	$229,119
70% nontaxable preferred stock	14,025	14,025
States and political subdivisions	86,062	87,517
Corporate debt securities	3,217	3,215
Collateralized mortgage obligations	212,881	223,952
Mortgage-backed securities	1,661,618	1,282,338
Qualified Zone Academy Bond (QZAB)	8,000	8,000
Equity securities	7,288	7,260

Total amortized cost	$2,082,479	$1,855,426

Total fair value	$2,114,653	$1,858,042

Premises and Equipment

Premises and equipment, net of accumulated depreciation, totaled $123.8 million and $120.0 million at March 31, 2008 and December 31, 2007, respectively, an increase of $3.8 million or 3.1%. The increase was primarily due to the six banking centers acquired from Banco Popular.

Deposits

Total deposits were $4.95 billion at March 31, 2008 compared with $4.97 billion at December 31, 2007, a decrease of $17.7 million or 0.4%. At March 31, 2008, noninterest-bearing deposits accounted for approximately 24.3% of total deposits compared with 23.5% of total deposits at December 31, 2007. Interest-bearing demand deposits totaled $3.75 billion or 75.7% of total deposits at March 31, 2008 compared with $3.80 billion or 76.5% of total deposits at December 31, 2007.

The following table summarizes the daily average balances and weighted average rates paid on deposits for the periods indicated below:

	Three Months Ended March 31, 2008		Year Ended December 31, 2007
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Interest-bearing demand	$869,728	1.44%	$829,757	1.97%
Regular savings	233,814	0.76	222,397	0.99
Money market savings	1,018,532	2.75	983,187	3.34
Time deposits	1,660,635	4.45	1,549,064	4.60

Total interest-bearing deposits	3,782,709	3.07	3,584,405	3.42
Noninterest-bearing deposits	1,155,210	—	1,143,114	—

Total deposits	$4,937,919	2.35%	$4,727,519	2.60%

Other Borrowings

The Company utilizes borrowings to supplement deposits to fund its lending and investment activities. Borrowings consist of funds from the Federal Home Loan Bank (“FHLB”) and correspondent banks. FHLB advances are considered short-term, overnight borrowings. At March 31, 2008, the Company had $95.0 million in FHLB advances and $30.4 million in FHLB long-term notes payable compared with no FHLB advances and $31.5 million in FHLB long-term notes payable at December 31, 2007. The weighted average interest rate paid on the FHLB notes payable at period end was 5.3%. The maturity dates on the FHLB notes payable range from the years 2008 to 2028 and have interest rates ranging from 3.08% to 6.26%. The highest outstanding balance of FHLB advances during the first quarter of 2008 was $185.0 million compared with $240.0 million during 2007. The Company had no federal funds purchased at March 31, 2008 or December 31, 2007.

At March 31, 2008, the Company had $70.9 million in securities sold under repurchase agreements compared with $84.6 million at December 31, 2007, a decrease of $13.6 million or 16.1%. The decrease was primarily due to normal customer activity.

The following table presents the Company’s borrowings at March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
	(Dollars in thousands)
FHLB advances	$95,000	$—
FHLB long-term notes payable	30,360	31,466

Total other borrowings	125,360	31,466
Federal funds purchased	—	—
Securities sold under repurchase agreements	70,942	84,581

Total	$196,302	$116,047

Junior Subordinated Debentures

At March 31, 2008 and December 31, 2007, the Company had outstanding $112.9 million in junior subordinated debentures issued to the Company’s unconsolidated subsidiary trusts.

A summary of pertinent information related to the Company’s ten issues of junior subordinated debentures outstanding at March 31, 2008 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate(1)	Junior Subordinated Debt Owed to Trusts	Maturity Date(2)
Prosperity Statutory Trust II	July 31, 2001	$15,000,000	3 month LIBOR + 3.58%, not to exceed 12.50%	$15,464,000	July 31, 2031
Prosperity Statutory Trust III	Aug. 15, 2003	12,500,000	6.50%(3)	12,887,000	Sept. 17, 2033
Prosperity Statutory Trust IV	Dec. 30, 2003	12,500,000	6.50%(4)	12,887,000	Dec. 30, 2033
SNB Statutory Trust II(5)	Mar. 26, 2003	10,000,000	3 month LIBOR +3.15%	10,310,000	Mar. 26, 2033
SNB Capital Trust III(5, 6)	Mar. 27, 2003	10,000,000	3 month LIBOR +3.15%	10,310,000	Mar. 27, 2033
SNB Capital Trust IV(5)	Sept. 25, 2003	10,000,000	3 month LIBOR +3.00%	10,310,000	Sept. 25, 2033
TXUI Statutory Trust I(7)	Sept. 07, 2000	7,000,000	10.60%	7,210,000	Sept. 07, 2030
TXUI Statutory Trust II(7)	Dec. 19, 2003	5,000,000	6.45%(8)	5,155,000	Dec. 19, 2033
TXUI Statutory Trust III(7)	Nov. 30, 2005	15,500,000	3 month LIBOR +1.39%	15,980,000	Dec. 15, 2035
TXUI Statutory Trust IV(7)	Mar. 31, 2006	12,000,000	3 month LIBOR +1.39%	12,372,000	June 30, 2036

(1)	The 3-month LIBOR in effect as of March 31, 2008 was 2.69%.
(2)	All debentures are callable five years from issuance date except for TXUI Statutory Trust I which is callable ten years from issuance date.
(3)	The debentures bear a fixed interest rate until September 17, 2008, when the rate begins to float on a quarterly basis based on the three-month LIBOR plus 3.00%.
(4)	The debentures bear a fixed interest rate until December 30, 2008, when the rate begins to float on a quarterly basis based on the three-month LIBOR plus 2.85%.
(5)	Assumed in connection with the SNB acquisition on April 1, 2006.
(6)	Subsequently redeemed on April 7, 2008.
(7)	Assumed in connection with the TXUI acquisition on January 31, 2007.
(8)	The debentures bear a fixed interest rate until December 19, 2008, when the rate begins to float on a quarterly basis based on the three-month LIBOR plus 2.85%.

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

Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of March 31, 2008, the Company had cash and cash equivalents of $191.8 million compared with $371.1 million at December 31, 2007. The decrease of $179.3 million is due to a reduction in federal funds sold of $160.8 million and a reduction in cash and due from banks of $18.5 million.

Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of March 31, 2008 (other than deposit obligations). The Company’s future cash payments associated with its contractual obligations pursuant to its junior subordinated debentures, FHLB notes payable and operating leases as of March 31, 2008 are summarized below. Payments for FHLB notes payable includes interest of $7.7 million that will be paid over the future periods presented. Payments related to leases are based on actual payments specified in underlying contracts.

	Payments due in:
	Remaining Fiscal 2008	Fiscal 2009-2010	Fiscal 2011-2012	Thereafter	Total
	(Dollars in thousands)
Junior subordinated debentures	$—	$—	$—	$112,885	$112,885
Federal Home Loan Bank notes payable	1,941	17,621	4,013	14,440	38,015
Operating leases	2,666	5,121	2,703	2,640	13,130

Total	$4,607	$22,742	$6,716	$129,965	$164,030

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

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit as of March 31, 2008 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Remaining Fiscal 2008	Fiscal 2009-2010	Fiscal 2011-2012	Thereafter	Total
	(Dollars in thousands)
Standby letters of credit	$12,147	$3,725	$687	$347	$16,906
Commitments to extend credit	420,830	129,507	3,868	90,634	644,839

Total	$432,977	$133,232	$4,555	$90,981	$661,745

Capital Resources

Total shareholders’ equity was $1.15 billion at March 31, 2008 compared with $1.13 billion at December 31, 2007, an increase of $18.6 million or 1.7%. The increase was due primarily to net earnings of $22.9 million partially offset by dividends paid of $5.5 million for the three months ended March 31, 2008.

Both the Board of Governors of the Federal Reserve System, with respect to the Company, and the Federal Deposit Insurance Corporation (“FDIC”), with respect to the Bank, have established certain minimum risk-based capital standards that apply to bank holding companies and federally insured banks. As of March 31, 2008, the Company’s Tier 1 risk-based capital, total risk-based capital and leverage capital ratios were 13.09%, 14.04% and 7.84%, respectively. As of March 31, 2008, the Bank’s risk-based capital ratios were above the levels required for the Bank to be designated as “well capitalized” by the FDIC, with Tier-1 risk-based capital, total risk-based capital and leverage capital ratios of 11.39%, 12.35% and 6.83%, respectively.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company manages market risk, which for the Company is primarily interest rate risk, through its Asset Liability Committee which is composed of senior officers of the Company, in accordance with policies approved by the Company’s Board of Directors.

The Company uses simulation analysis to examine the potential effects of market changes on net interest income and market value. The Company considers macroeconomic variables, Company strategy, liquidity and other factors as it quantifies market risk. See the Company’s Annual Report on Form 10-K, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Interest Rate Sensitivity and Liquidity” which was filed on March 1, 2008 for further discussion.

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Neither the Company nor the Bank is currently a party to any material legal proceeding.

ITEM 1A. RISK FACTORS

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a.	Not applicable
b.	Not applicable
c.	Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

Exhibit Number		Description of Exhibit
3.1		Amended and Restated Articles of Incorporation of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267) (the “Registration Statement”))

3.2		Articles of Amendment to Amended and Restated Articles of Incorporation of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

3.3		Amended and Restated Bylaws of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 19, 2007)

4.1		Form of certificate representing shares of the Company’s common stock (incorporated by reference to Exhibit 4 to the Registration Statement)

31.1	*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with this Quarterly Report on Form 10-Q.
**	Furnished with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPERITY BANCSHARES, INC. ®
(Registrant)

Date:	05/9/08	/s/ David Zalman
David Zalman
Chief Executive Officer

Date:	05/9/08	/s/ David Hollaway
David Hollaway
Chief Financial Officer