Form 10-Q
period 2008-06-30
PROSPERITY BANCSHARES INC
filed 2008-08-08
CIK 1068851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

As of August 1, 2008, there were outstanding 46,058,699 shares of the registrant’s Common Stock, par value $1.00 per share.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION		Page

Item 1.	Interim Consolidated Financial Statements	3
	Consolidated Balance Sheets as of June 30, 2008 (unaudited) and December 31, 2007 (unaudited)	3
	Consolidated Statements of Income for the Three and Six Months Ended June 30, 2008 and 2007 (unaudited)	4
	Consolidated Statements of Shareholders’ Equity for the Year Ended December 31, 2007 (unaudited) and for the Six Months Ended June 30, 2008 (unaudited)	5
	Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2008 and 2007 (unaudited)	6
	Notes to Interim Consolidated Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	31
Item 4.	Controls and Procedures	31

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3.	Defaults upon Senior Securities	31
Item 4.	Submission of Matters to a Vote of Security Holders	32
Item 5.	Other Information	32
Item 6.	Exhibits	33
Signatures		34

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

PROSPERITY BANCSHARES, INC®. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2008	December 31, 2007
	(In thousands, except share data)
ASSETS
Cash and due from banks	$170,966	$178,247
Federal funds sold	13,695	192,843

Total cash and cash equivalents	184,661	371,090
Interest bearing deposits in financial institutions	535	200
Securities available for sale, at fair value (amortized cost of $250,274 and $258,264, respectively)	249,642	260,444
Securities held to maturity, at cost (fair value of $1,969,912 and $1,597,598, respectively)	1,986,061	1,597,162
Loans held for investment	3,311,110	3,132,025
Loans held for sale	2,218	10,946
Less allowance for credit losses	(34,085)	(32,543)

Loans, net	3,279,243	3,110,428
Accrued interest receivable	26,375	27,940
Goodwill	811,391	753,909
Core deposit intangibles, net of accumulated amortization of $26,441 and $21,490, respectively	47,536	46,069
Bank premises and equipment, net	125,000	120,044
Other real estate owned	6,655	10,207
Bank Owned Life Insurance (BOLI)	46,357	45,486
Leased assets	3,042	3,559
Other assets	27,236	25,805

TOTAL ASSETS	$6,793,734	$6,372,343

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$1,285,493	$1,168,069
Interest-bearing	4,011,141	3,798,338

Total deposits	5,296,634	4,966,407
Other borrowings	42,089	31,466
Securities sold under repurchase agreements	99,225	84,581
Accrued interest payable	10,693	11,761
Other liabilities	35,223	37,812
Junior subordinated debentures	92,265	112,885

Total liabilities	5,576,129	5,244,912

COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $1 par value; 200,000,000 shares authorized; 46,096,589 and 44,188,323 shares issued at June 30, 2008 and December 31, 2007, respectively; 46,059,501 and 44,151,235 shares outstanding at June 30, 2008 and December 31, 2007, respectively	46,096	44,188
Capital surplus	866,201	809,026
Retained earnings	306,326	273,407
Accumulated other comprehensive (loss) gain — net unrealized (loss) gain on available for sale securities, net of tax benefit of $221 and tax of $763, respectively	(411)	1,417
Less treasury stock, at cost, 37,088 shares	(607)	(607)

Total shareholders’ equity	1,217,605	1,127,431

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,793,734	$6,372,343

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$55,948	$64,622	$114,468	$121,882
Securities:
Taxable	24,781	20,819	48,420	41,480
Nontaxable	944	926	1,872	1,719
70% nontaxable preferred dividends	131	252	347	506
Federal funds sold	174	677	1,334	1,568
Deposits in financial institutions	1	4	3	8

Total interest income	81,979	87,300	166,444	167,163

INTEREST EXPENSE:
Deposits	25,210	31,421	54,155	60,534
Junior subordinated debentures	1,558	2,896	3,577	5,494
Securities sold under repurchase agreements	574	782	1,178	1,384
Note payable and federal funds sold	666	857	1,568	2,319

Total interest expense	28,008	35,956	60,478	69,731

NET INTEREST INCOME	53,971	51,344	105,966	97,432
PROVISION FOR CREDIT LOSSES	1,000	320	2,167	565

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	52,971	51,024	103,799	96,867

NONINTEREST INCOME:
Customer service fees	10,727	10,613	21,233	19,123
Other	2,339	3,232	4,512	6,393

Total noninterest income	13,066	13,845	25,745	25,516

NONINTEREST EXPENSE:
Salaries and employee benefits	16,751	16,496	32,881	31,798
Net occupancy expense	2,867	2,636	5,677	5,094
Depreciation expense	1,920	1,885	3,857	3,761
Data processing	1,361	1,172	2,652	2,157
Core deposit intangible amortization	2,459	2,566	4,951	4,711
Other	5,502	5,317	9,962	9,822

Total noninterest expense	30,860	30,072	59,980	57,343

INCOME BEFORE INCOME TAXES	35,177	34,797	69,564	65,040
PROVISION FOR INCOME TAXES	11,740	11,804	23,189	21,818

NET INCOME	$23,437	$22,993	$46,375	$43,222

EARNINGS PER SHARE
Basic	$0.52	$0.53	$1.04	$1.03

Diluted	$0.52	$0.52	$1.04	$1.02

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
	(In thousands, except share and per share data)
BALANCE AT JANUARY 1, 2007	32,829,873	$32,830	$425,557	$209,581	$(2,950)	$(607)	$664,411
Comprehensive Income:
Net income				84,151			84,151
Net change in unrealized gain on available for sale securities					4,367		4,367

Total comprehensive income							88,518
Common stock issued in connection with the exercise of stock options and restricted stock awards	337,148	337	3,148				3,485
Common stock issued in connection with the TXUI acquisition	10,769,942	10,770	370,116				380,886
Common stock issued in connection with the Bank of Navasota acquisition	251,360	251	8,237				8,488
Stock based compensation expense			1,968				1,968
Cash dividends declared, $0.425 per share				(20,325)			(20,325)

BALANCE AT DECEMBER 31, 2007	44,188,323	44,188	809,026	273,407	1,417	(607)	1,127,431
Cumulative effect—split dollar insurance adjustment				(2,174)			(2,174)
Comprehensive income:
Net income				46,375			46,375
Net change in unrealized (loss) gain on available for sale securities					(1,828)		(1,828)

Total comprehensive (loss) income							44,547
Common stock issued in connection with the 1st Choice acquisition	1,757,752	1,758	54,384				56,142
Common stock issued in connection with the exercise of stock options and restricted stock awards	150,513	150	2,150				2,300
Stock based compensation expense			641				641
Cash dividends declared, $0.25 per share				(11,282)			(11,282)

BALANCE AT JUNE 30, 2008	46,096,588	$46,096	$866,201	$306,326	$(411)	$(607)	$1,217,605

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2008	2007
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$46,375	$43,222
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,808	8,472
Stock-based compensation expense	641	957
Net amortization of premium on loans	(1,009)	—
Provision for credit losses	2,167	565
Net amortization of discount on investments	(1,799)	(4,272)
Net loss (gain) on sale of other real estate	439	(100)
Net (gain) loss on sale of premises and equipment	(680)	4
Net gain on loans held for sale	(183)	(914)
Proceeds from the sale of loans held for sale	8,911	136,629
Origination of loans held for sale	—	(36,308)
Net decrease in other assets and accrued interest receivable	2,615	2,877
Net (decrease) increase in accrued interest payable and other liabilities	(4,681)	10,307

Net cash provided by operating activities	61,604	161,439

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of securities held to maturity	333,427	131,109
Purchase of securities held to maturity	(703,164)	(274,421)
Proceeds from maturities, sales and principal paydowns of securities available for sale	148,726	422,233
Purchase of securities available for sale	(124,987)	(257,369)
Net increase in interest-bearing deposits in financial institutions	—	100
Net (increase) decrease in loans	(323)	103,450
Purchase of bank premises and equipment	(5,319)	(4,090)
Net proceeds acquired from sale of bank premises, equipment and other real estate	10,913	3,243
Purchase of 1st Choice Bancorp	(19,129)	—
Cash and cash equivalents acquired from 1st Choice Bancorp	84,240	—
Purchase of Banco Popular branches	(443)	—
Cash and cash equivalents acquired in the purchase of Banco Popular branches	112,788	—
Purchase of Texas United Bancshares, Inc.	(74)	(2,172)
Cash and cash equivalents acquired in the purchase of Texas United Bancshares, Inc.	—	114,469

Net cash (used in) provided by investing activities	(163,345)	236,552

Continued

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2008	2007
	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits	22,101	(29,053)
Net decrease in interest-bearing deposits	(102,454)	(248,454)
Net proceeds (repayments) from lines of credit	10,623	(194,749)
Redemption of junior subordinated debentures	(20,620)	(24,743)
Net increase in securities sold under repurchase agreements	14,644	22,614
Proceeds from exercise of stock options	2,300	2,317
Payments of cash dividends	(11,282)	(9,844)

Net cash used in financing activities	(84,688)	(481,912)

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(186,429)	$(83,921)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	371,090	269,721

CASH AND CASH EQUIVALENTS, END OF PERIOD	$184,661	$185,800

NON-CASH ACTIVITIES:
Issuance of common stock for the acquisition of 1st Choice Bancorp	$56,142	$—
Issuance of common stock for the acquisition of Texas United Bancshares, Inc.	—	380,886

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$61,547	$69,123
Cash paid for income taxes	23,300	11,750

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

(UNAUDITED)

1. BASIS OF PRESENTATION

The interim consolidated financial statements include the accounts of Prosperity Bancshares, Inc. ® (the “Company”) and its wholly-owned subsidiaries, Prosperity Bank ® (the “Bank”) and Prosperity Holdings of Delaware, LLC. All significant inter-company transactions and balances have been eliminated.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Operating results for the six-month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or any other period.

2. INCOME PER COMMON SHARE

The following table illustrates the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands, except per share amounts)
Net income available to common shareholders	$23,437	$22,993	$46,375	$43,222

Weighted average common shares outstanding	44,852	43,796	44,520	41,816
Potential dilutive common shares	187	420	156	445

Weighted average common shares and equivalents outstanding	45,039	44,216	44,676	42,261

Basic earnings per common share	$0.52	$0.53	$1.04	$1.03

Diluted earnings per common share	$0.52	$0.52	$1.04	$1.02

The incremental shares for the assumed exercise of the outstanding options were determined by application of the treasury stock method. There were no stock options exercisable during the quarter ended June 30, 2008 or 2007 that would have had an anti-dilutive effect on the above computation.

3. NEW ACCOUNTING STANDARDS

Statements of Financial Accounting Standards

SFAS No. 141(R), “Business Combinations (Revised 2007).” SFAS 141R replaces SFAS 141, “Business Combinations,” and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS 141. Under SFAS 141R, the requirements of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met in order

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

(UNAUDITED)

to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS 5, “Accounting for Contingencies.” SFAS 141R is effective for the Company beginning on January 1, 2009. The Company is currently evaluating the impact of the adoption of SFAS 141R on the Company’s accounting for business combinations closing on or after January 1, 2009.

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

Financial Accounting Standards Board Staff Positions and Interpretations

FASB Staff Position (FSP) No. 157-2. FSP 157-2 delays the effective date of SFAS 157, Fair Value Measurements, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS 157. This FSP defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. FSP 157-2 was effective for the Company on January 1, 2008 and did not have a significant impact on the Company’s financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

(UNAUDITED)

Emerging Issues Task Force Issues

Emerging Issues Task Force (“EITF”) Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements.” EITF 06-4 requires the recognition of a liability and related compensation expense for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to post-retirement periods. Under EITF 06-4, life insurance policies purchased for the purpose of providing such benefits do not effectively settle an entity’s obligation to the employee. Accordingly, the entity must recognize a liability and related compensation expense during the employee’s active service period based on the future cost of insurance to be incurred during the employee’s retirement. If the entity has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS 106, “Employer’s Accounting for Postretirement Benefits Other Than Pensions.” The Company adopted EITF 06-4 effective as of January 1, 2008 as a change in accounting principle through a cumulative-effect adjustment to retained earnings. The amount of the adjustment to retained earnings was $2.2 million.

SEC Staff Accounting Bulletins

SAB No. 109, “Written Loan Commitments Recorded at Fair Value Through Earnings.” SAB No. 109 supersedes SAB 105, “Application of Accounting Principles to Loan Commitments,” and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The guidance in SAB 109 is applied on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The adoption of SAB 109 did not significantly impact the Company’s financial statements.

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

Fair Value Hierarchy

SFAS 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with SFAS 157, these inputs are summarized in the three broad levels listed below:

•

Level 1 – Quoted prices in active markets for identical assets or liabilities. Level 1 assets include US Treasury securities that are highly liquid and are actively traded in over-the-counter markets and preferred stock issued by Freddie Mac and Fannie Mae.

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

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

(UNAUDITED)

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

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to SFAS 157.

The following table presents fair value measurements as of June 30, 2008:

	Level 1	Level 2	Level 3	Total
	(In thousands)
Measured on a recurring basis:
Interest bearing deposits in financial institutions	$535	$—	$—	$535
Available for sale securities (at fair value)	12,775	236,867	—	249,642

TOTAL	$13,310	$236,867	$—	$250,177

Certain assets and liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). These instruments include other real estate owned, repossessed assets and impaired loans per SFAS 114, “Accounting by Creditors for Impairment of a Loan—an amendment of FASB Statements No. 5 and 15”. Financial assets and financial liabilities measured at fair value on a non-recurring basis which were recorded in 2008 and remained outstanding at June 30, 2008 were not significant.

5. GOODWILL AND CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles (CDI) for the six months ended June 30, 2008 were as follows:

	Goodwill	Core Deposit Intangibles
	(In thousands)
Balance as of December 31, 2007	$753,909	$46,069
Amortization	—	(4,951)
Acquisition of 1st Choice Bancorp	47,686	5,355
Acquisition of Banco Popular branches	12,576	1,063
Acquisition of The Bank of Navasota	388	—
Acquisitions prior to December 31, 2007 (deferred taxes)	(3,168)	—

Balance as of June 30, 2008	$811,391	$47,536

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

(UNAUDITED)

Purchase accounting adjustments to prior year acquisitions were made to adjust deferred tax asset and liability balances. Goodwill is recorded on the acquisition date of each entity. The Company may record subsequent adjustments to goodwill for amounts undeterminable at acquisition date, such as deferred taxes and real estate valuations, and therefore the goodwill amounts reflected in the table above may change accordingly. The Company initially records the total premium paid on acquisitions as goodwill. After finalizing the valuation, core deposit intangibles are identified and reclassified from goodwill to core deposit intangibles on the balance sheet. This reclassification has no effect on total assets, liabilities, shareholders’ equity, net income or cash flows. Management performs an evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill and other intangibles has occurred. If any such impairment is determined, a write down is recorded. As of June 30, 2008, there were no impairments recorded on goodwill.

Core deposit intangibles are amortized on an accelerated basis over their estimated lives, which the Company believes is between 8 and 10 years. Gross core deposit intangibles outstanding were $74.0 million and $65.6 million at June 30, 2008 and June 30, 2007, respectively. Net core deposit intangibles outstanding were $47.5 million and $49.3 million at the same dates, respectively. Amortization expense related to intangible assets totaled $2.5 million and $2.6 million for the three months ended June 30, 2008 and 2007, respectively and $5.0 million and $4.7 million for the six months ended June 30, 2008 and 2007, respectively. The increase in amortization expense was primarily due to the core deposit intangibles from the acquisition of the Bank of Navasota, six branches of Banco Popular and 1st Choice. The estimated aggregate future amortization expense for intangible assets remaining as of June 30, 2008 is as follows (dollars in thousands):

Remaining 2008	$5,169
2009	9,277
2010	8,222
2011	7,063
2012	5,820
Thereafter	11,985

Total	$47,536

6. STOCK BASED COMPENSATION

The Company had two stock-based employee compensation plans at June 30, 2008 and five stock option plans assumed in connection with acquisitions under which no additional options will be granted. Prior to 2003, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The Company adopted SFAS 123 on January 1, 2003 and SFAS 123(R) on January 1, 2006. The Company recognized $641,000 and $957,000 in stock-based compensation expense for the six months ended June 30, 2008 and 2007, respectively, and $393,000 and $524,000 in stock-based compensation expense for the three months ended June 30, 2008 and 2007, respectively. There was approximately $122,000 and $200,000 of income tax benefit recorded for the stock-based compensation expense for the six months ended June 30, 2008 and 2007, respectively, and $87,000 and $112,000 of income tax benefit recorded for the stock-based compensation expense for the three months ended June 30, 2008 and 2007, respectively.

The Company has granted shares of common stock (“restricted stock”) to certain directors and associates under the Company’s 2004 Stock Incentive Plan. The awardee is not entitled to the shares until they vest, which is generally over a 1 to 5 year period, but the awardee is entitled to receive dividends on and vote the shares prior to vesting. The shares granted do not have a cost to the awardee and the only requirement of vesting is continued service to the Company. Compensation cost related to restricted stock is calculated based on the fair value of the shares at the date of grant. If the awardee leaves the Company before the shares vest, the unvested shares are forfeited. As of June 30, 2008, there were 85,391 shares of restricted stock outstanding with a weighted average grant date fair value of $32.46.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

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

The fair value of options was estimated using an option-pricing model with the following weighted average assumptions:

	June 30,
	2008	2007
Expected life (years)	4.96	4.44
Risk free interest rate	4.16%	4.22%
Volatility	21.21%	20.99%
Dividend yield	1.21%	1.23%

A summary of changes in outstanding vested and unvested options during the six months ended June 30, 2008 is set forth below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Options outstanding, beginning of period	1,088	$23.26
Options granted	—	—
Options forfeited	(2)	21.67
Options exercised	(140)	16.46
Options outstanding, end of period	946	$24.27	5.80	$2,324

Options exercisable, end of period	288	$16.42	4.25	$2,971

No options were granted during the six months ended June 30, 2008 and 30,000 options at a weighted average exercise price of $34.48 were granted during the six months ended June 30, 2007. The total intrinsic value of the options exercised during the six month periods ended June 30, 2008 and 2007 was $1.4 million and $3.3 million, respectively. The total fair value of shares vested during the six month periods ended June 30, 2008 and 2007 was $180,000 and $183,000, respectively.

A summary of changes in non-vested options is set forth below:

	Six Months Ended June 30,
	2008		2007
	Number of Options	Weighted Average Grant Date Fair Value	Number of Options	Weighted Average Grant Date Fair Value
	(In thousands)		(In thousands)
Non-vested options outstanding, beginning of period	707	$6.52	778	$5.96
Options granted	—	—	30	9.11
Non-vested options forfeited	—	—	(21)	5.16
Options vested	(49)	3.65	(70)	2.61

Non-vested options outstanding, end of period	658	$6.73	717	$6.40

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

(UNAUDITED)

The Company received $2.3 million in cash from the exercise of stock options during each six month period ended June 30, 2008 and 2007. There was no tax benefit realized from option exercises of the stock-based compensation arrangements during the six month periods ended June 30, 2008 and 2007.

As of June 30, 2008, there was $3.1 million of total unrecognized compensation expense related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.8 years.

7. RECENT ACQUISITIONS

On January 10, 2008, the Company completed its acquisition of six (6) Houston retail branches from Banco Popular North America. In connection with the acquisition, the Company assumed approximately $125.0 million in deposits. Since January 11, 2008, all six (6) locations have been operating as full service banking centers of Prosperity Bank.

On June 1, 2008, the Company completed its acquisition of 1st Choice Bancorp, Inc and its wholly-owned subsidiary, 1st Choice Bank. 1st Choice Bancorp operated two (2) banking offices in Houston, Texas, with one location in South Houston and another in the Heights area. Prosperity’s Heights banking center was consolidated with the 1st Choice Bancorp Heights location, with the resulting banking center being located in 1st Choice’s Heights banking office. As of March 31, 2008, 1st Choice Bancorp had, on a consolidated basis, total assets of $313.9 million, loans of $198.9 million, deposits of $285.1 million and stockholders’ equity of $27.5 million. Under the terms of the definitive agreement, Prosperity issued 1,757,752 shares of Prosperity common stock plus approximately $18,758,000 in cash for all outstanding shares of 1st Choice Bancorp capital stock.

8. REDEMPTION OF JUNIOR SUBORDINATED DEBENTURES

On April 7, 2008 and June 26, 2008, the Company redeemed in full the junior subordinated debentures held by SNB Capital Trust III and SNB Statutory Trust II in the amount of $10.3 million each, respectively. The debentures redeemed each bore interest at a floating rate of 3 month LIBOR + 3.15%. The trusts in turn redeemed in full the trust preferred securities and common securities they issued.

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

COMPLETED ACQUISITIONS

On January 10, 2008, the Company completed its acquisition of six (6) Houston retail branches from Banco Popular North America. In connection with the acquisition, the Company assumed approximately $125.0 million in deposits. Since January 11, 2008, all six (6) locations have been operating as full service banking centers of Prosperity Bank.

On June 1, 2008, the Company completed its acquisition of 1st Choice Bancorp, Inc and its wholly-owned subsidiary, 1st Choice Bank. 1st Choice Bancorp operated two (2) banking offices in Houston, Texas, with one location in South Houston and another in the Heights area. Prosperity’s Heights banking center was consolidated with the 1st Choice Bancorp Heights location, with the resulting banking center being located in 1st Choice’s Heights banking office. As of March 31, 2008, 1st Choice Bancorp had, on a consolidated basis, total assets of $313.9 million, loans of $198.9 million, deposits of $285.1 million and stockholders’ equity of $27.5 million. Under the terms of the definitive agreement, Prosperity issued 1,757,752 shares of Prosperity common stock plus approximately $18,758,000 in cash for all outstanding shares of 1st Choice Bancorp capital stock.

OVERVIEW

The Company, a Texas corporation, was formed in 1983 as a vehicle to acquire the former Allied First Bank in Edna, Texas which was chartered in 1949 as The First National Bank of Edna. The Company is a registered financial holding company that derives substantially all of its revenues and income from the operation of its bank subsidiary, Prosperity Bank® (“Prosperity Bank®” or the “Bank”). The Bank provides a wide array of financial products and services to small and medium-sized businesses and consumers. At June 30, 2008, the Bank operated one hundred thirty-one (131) full-service banking locations; with forty-seven (47) in the Greater Houston Consolidated Metropolitan Statistical Area (“CMSA”), thirty-three (33) in the South Texas area including Corpus Christi and Victoria, twenty-three (23) in the Central Texas area including Austin and Bryan/College Station, two (2) in East Texas and twenty-six (26) in the Dallas/Fort Worth, Texas area. The Greater Houston CMSA includes Austin, Brazoria, Chambers, Fort Bend, Galveston, Harris, Liberty, Montgomery, San Jacinto and Waller counties. The Company’s headquarters are located at Prosperity Bank Plaza, 4295 San Felipe in Houston, Texas and its telephone number is (713) 693-9300. The Company’s website address is www.prosperitybanktx.com. Information contained on the Company’s website is not incorporated by reference into this quarterly report on Form 10-Q and is not part of this or any other report.

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

Three principal components of the Company’s growth strategy are internal growth, stringent cost control practices and strategic merger transactions. The Company focuses on continual internal growth. Each banking center is operated as a separate profit center, maintaining separate data with respect to its net interest income, efficiency ratio, deposit growth, loan growth and overall profitability. Banking center presidents and managers are accountable for performance in these areas and compensated accordingly. The Company also focuses on maintaining stringent cost control practices and policies. The Company has invested significantly in the infrastructure required to centralize many of its critical operations, such as data processing and loan processing. Management believes that this centralized infrastructure can accommodate substantial additional growth while enabling the Company to minimize operational costs through certain economies of scale. The Company also intends to continue to seek expansion opportunities. During 2007, forty-one (41) banking centers were acquired in the acquisition of Texas United Bancshares, Inc. (the “TXUI acquisition”). The acquisition of The Bank of Navasota, N.A. (the “Navasota acquisition”) was completed on September 1, 2007 and added one (1) banking center. On January 10, 2008, the Company purchased six (6) branches of Banco Popular North America and on June 1, 2008 the Company purchased 1st Choice Bancorp adding one (1) banking center in Houston after the consolidation of an existing Prosperity location into the 1st Choice Heights location.

Total assets were $6.79 billion at June 30, 2008 compared with $6.37 billion at December 31, 2007, an increase of $421.4 million or 6.6%. Total loans were $3.31 billion at June 30, 2008 compared with $3.14 billion at December 31, 2007, an increase of $170.4 million or 5.4%. Total deposits were $5.30 billion at June 30, 2008 compared with $4.97 billion December 31, 2007, an increase of $330.2 million or 6.7%. Shareholders’ equity increased $90.2 million or 8.0%, to $1.22 billion at June 30, 2008 compared with $1.13 billion at December 31, 2007. The increases were primarily due to the acquisition of 1st Choice and the branches of Banco Popular.

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

Goodwill—Goodwill and intangible assets that have indefinite useful lives are subject to at least an annual impairment test and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of each of the Company’s reporting units compared with its carrying value. If the carrying amount exceeds the fair value of a reporting unit, a second test is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment. Intangible assets that are not amortized will be tested for impairment at least annually by comparing the fair values of those assets to their carrying values. Other identifiable intangible assets that are subject to amortization are amortized on an accelerated basis over the years expected to be benefited, which the Company believes is between eight and ten years. These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value to carrying value. Based on the Company’s annual goodwill impairment test as of September 30, 2007, management does not believe any of its goodwill is impaired as of June 30, 2008. While the Company believes no impairment existed at June 30, 2008 under accounting standards applicable at that date, different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation and financial condition or future results of operations.

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

RESULTS OF OPERATIONS

Net income available to common shareholders was $23.4 million ($0.52 per common share on a diluted basis) for the quarter ended June 30, 2008 compared with $23.0 million ($0.52 per common share on a diluted basis) for the quarter ended June 30, 2007, an increase in net income of $444,000, or 1.93%. The Company posted returns on average common equity of 7.96% and 8.54%, returns on average assets of 1.43% and 1.47% and efficiency ratios of 46.17% and 46.19% for the quarters ended June 30, 2008 and 2007, respectively. The efficiency ratio is calculated by dividing total noninterest expense (excluding credit loss provisions) by net interest income plus noninterest income (excluding securities gains and losses and net gain on sale of assets). Additionally, taxes are not part of this calculation.

For the six months ended June 30, 2008, net income available to common shareholders was $46.4 million ($1.04 per common share on a diluted basis) compared with $43.2 million ($1.02 per common share on a diluted basis) for the same period in 2007, an increase in net income of $3.2 million or 7.3%. The Company posted returns on average common equity of 7.99% and 8.59%, returns on average assets of 1.43% and 1.44% and efficiency ratios of 45.62% and 46.68% for the six months ended June 30, 2008 and 2007, respectively.

Net Interest Income

The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.”

Net interest income before the provision for credit losses and on a tax equivalent basis was $54.7 million for the quarter ended June 30, 2008 compared with $52.1 million for the quarter ended June 30, 2007, an increase of $2.6 million, or 4.9%. Net interest income increased as a result of an increase in average interest-earning assets to $5.37 billion for the quarter ended June 30, 2008 compared with $5.11 billion for the quarter ended June 30, 2007, an increase of $259.6 million, or 5.1%. The increase in average earning assets was primarily attributable to increases in average securities from the quarter ended June 30, 2008 primarily attributable to the acquisition of 1st Choice partially offset by a decrease in average loans compared with the quarter ended June 30, 2007.

The net interest margin on a tax equivalent basis increased to 4.10% for the quarter ended June 30, 2008 compared with 4.09% for the quarter ended June 30, 2007. The rate paid on interest-bearing liabilities decreased 89 basis points from 3.65% for the quarter ended June 30, 2007 to 2.76% for the quarter ended June 30, 2008. The yield on earning assets decreased 71 basis points from 6.85% for the quarter ended June 30, 2007 to 6.14% for the quarter ended June 30, 2008. The volume of interest-bearing liabilities increased $133.2 million and the volume of interest-earning assets increased $259.6 million for the same periods.

Net interest income before the provision for credit losses and on a tax equivalent basis increased $8.6 million, or 8.7%, to $107.5 million for the six months ended June 30, 2008 compared with $98.9 million for the same period in 2007. This increase was mainly attributable to higher average interest-earning assets resulting from an increase in average loans due to the acquisition of TXUI, Bank of Navasota and 1st Choice. The net interest margin on a tax equivalent basis increased to 4.07% compared with 4.02% for the same periods principally due to a 65 basis point decrease in the rate paid on interest-bearing liabilities from 3.64% for the six months ended June 30, 2007 to 2.99% for the six months ended June 30, 2008 partially offset by a 50 basis point decrease in the yield on earning assets from 6.80% for the six months ended June 30, 2007 to 6.30% for the six months ended June 30, 2008.

The following tables set forth, for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the three and the six month periods ended June 30, 2008 and 2007. The tables also set forth the average rate paid on total interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Except as indicated in the footnotes, no tax-equivalent adjustments were made and all average balances are daily average balances. Any nonaccruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended June 30,
	2008			2007
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (2)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (2)
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$3,203,305	$55,948	7.02%	$3,219,900	$64,622	8.05%
Securities (1)	2,131,370	25,856	4.85	1,837,702	21,996	4.79
Federal funds sold and other temporary investments	33,803	175	2.08	51,238	682	5.34

Total interest-earning assets	5,368,478	81,979	6.14%	5,108,840	87,300	6.85%

Less allowance for credit losses	(32,813)			(36,348)

Total interest-earning assets, net of allowance	5,335,665			5,072,492
Noninterest-earning assets	1,203,599			1,175,434

Total assets	$6,539,264			$6,247,926

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$745,413	$1,652	0.89%	$839,596	$4,193	2.00%
Savings and money market accounts	1,370,964	6,678	1.96	1,241,951	9,030	2.92
Certificates of deposit	1,708,251	16,880	3.97	1,588,052	18,198	4.60
Junior subordinated debentures	102,575	1,558	6.11	141,236	2,896	8.22
Federal funds purchased and other borrowings	76,132	666	3.52	65,892	857	5.22
Securities sold under repurchase agreements	82,408	574	2.80	75,809	782	4.14

Total interest-bearing liabilities	4,085,743	28,008	2.76%	3,952,536	35,956	3.65%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	1,215,176			1,168,630
Other liabilities	61,187			49,799

Total liabilities	5,362,106			5,170,965

Shareholders’ equity	1,177,158			1,076,961

Total liabilities and shareholders’ equity	$6,539,264			$6,247,926

Net interest rate spread			3.38%			3.20%
Net interest income and margin (3)		$53,971	4.04%		$51,344	4.03%

Net interest income and margin (tax-equivalent basis) (4)		$54,692	4.10%		$52,141	4.09%

(1)	Yield is based on amortized cost and does not include any component of unrealized gains or losses.

(2)	Annualized.

(3)	The net interest margin is equal to net interest income divided by average interest-earning assets.

(4)	In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35%.

	Six Months Ended June 30,
	2008			2007
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (2)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (2)
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$3,173,240	$114,468	7.25%	$3,045,020	$121,882	8.07%
Securities (1)	2,054,440	50,639	4.93	1,852,538	43,705	4.72
Federal funds sold and other temporary investments	82,702	1,337	3.25	61,288	1,576	5.19

Total interest-earning assets	5,310,382	166,444	6.30%	4,958,846	167,163	6.80%

Less allowance for credit losses	(32,381)			(34,173)

Total interest-earning assets, net of allowance	5,278,001			4,924,673
Noninterest-earning assets	1,199,982			1,090,636

Total assets	$6,477,983			$6,015,309

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$807,570	$4,773	1.19%	$848,943	$8,923	2.12%
Savings and money market accounts	1,311,655	14,092	2.16	1,209,377	17,297	2.88
Certificates of deposit	1,684,444	35,290	4.21	1,520,229	34,314	4.55
Junior subordinated debentures	106,012	3,577	6.79	133,763	5,494	8.28
Federal funds purchased and other borrowings	86,554	1,568	3.64	88,075	2,319	5.31
Securities sold under repurchase agreements	74,241	1,178	3.19	67,515	1,384	4.13

Total interest-bearing liabilities	4,070,476	60,478	2.99%	3,867,902	69,731	3.64%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	1,184,121			1,097,824
Other liabilities	63,032			43,344

Total liabilities	5,317,629			5,009,070

Shareholders’ equity	1,160,354			1,006,239

Total liabilities and shareholders’ equity	$6,477,983			$6,015,309

Net interest rate spread			3.31%			3.16%
Net interest income and margin (3)		$105,966	4.01%		$97,432	3.96%

Net interest income and margin
(tax-equivalent basis) (4)		$107,524	4.07%		$98,905	4.02%

(1)	Yield is based on amortized cost and does not include any component of unrealized gains or losses.

(2)	Annualized.

(3)	The net interest margin is equal to net interest income divided by average interest-earning assets.

(4)	In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35%.

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

	Three Months Ended June 30,
	2008 vs. 2007
	Increase (Decrease) Due to
	Volume	Rate	Total
	(In thousands)
Interest-earning assets:
Loans	$(333)	$(8,341)	$(8,674)
Securities	3,515	345	3,860
Federal funds sold and other temporary investments	(232)	(275)	(507)

Total increase (decrease) in interest income	2,950	(8,271)	(5,321)

Interest-bearing liabilities:
Interest-bearing demand deposits	(470)	(2,071)	(2,541)
Savings and money market accounts	938	(3,290)	(2,352)
Certificates of deposit	1,377	(2,695)	(1,318)
Junior subordinated debentures	(793)	(545)	(1,338)
Federal funds purchased and other borrowings	133	(324)	(191)
Securities sold under repurchase agreements	68	(276)	(208)

Total increase (decrease) in interest expense	1,253	(9,201)	(7,948)

Increase in net interest income	$1,697	$930	$2,627

	Six Months Ended June 30,
	2008 vs. 2007
	Increase (Decrease) Due to
	Volume	Rate	Total
	(In thousands)
Interest-earning assets:
Loans	$5,132	$(12,546)	$(7,414)
Securities	4,763	2,171	6,934
Federal funds sold and other temporary investments	551	(790)	(239)

Total increase (decrease) in interest income	10,446	(11,165)	(719)

Interest-bearing liabilities:
Interest-bearing demand deposits	(435)	(3,715)	(4,150)
Savings and money market accounts	1,463	(4,668)	(3,205)
Certificates of deposit	3,707	(2,731)	976
Junior subordinated debentures	(1,140)	(777)	(1,917)
Federal funds purchased and other borrowings	(40)	(711)	(751)
Securities sold under repurchase agreements	138	(344)	(206)

Total increase (decrease) in interest expense	3,693	(12,946)	(9,253)

Increase in net interest income	$6,753	$1,781	$8,534

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

The Company made a $1.0 million provision for credit losses for the quarter ended June 30, 2008 and a $320,000 provision for the quarter ended June 30, 2007. For the quarter ended June 30, 2008, net charge-offs were $1.2 million compared with net charge-offs of $531,000 for the quarter ended June 30, 2007. The Company made a $2.2 million provision for credit losses for the six months ended June 30, 2008 and a $565,000 provision for the six months ended June 30, 2007. Net charge-offs were $2.8 million for the six months ended June 30, 2008 compared with $1.2 million for the six months ended June 30, 2007.

Noninterest Income

The Company’s primary sources of noninterest income are service charges on deposit accounts and other banking service related fees. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method. Banking related service fees include check cashing fees, official check fees, safe deposit box rent and currency handling fees. Noninterest income totaled $13.1 million for the three months ended June 30, 2008 compared with $13.8 million for the same period in 2007, a decrease of $779,000, or 5.6%. Noninterest income increased $229,000, or 0.9%, to $25.7 million for the six months ended June 30, 2008 compared with $25.5 million for the same period in 2007.

The net gain on sale of held-for-sale loans was $110,000 for the three months ended June 30, 2008 compared with $310,000 for the three months ended June 30, 2007. The net gain on sale of held-for-sale loans was $183,000 for the six months ended June 30, 2008 compared with $913,000 for the same period in 2007. In the fourth quarter of 2007 the Company discontinued the origination of mortgage loans for sale, which was part of the mortgage banking activities of Texas United Bancshares, Inc. As a result, the Company does not expect to have significant gains and losses from this activity in the future.

Investment income was $91,000 for the three months ended June 30, 2008 compared with $507,000 for the three months ended June 30, 2007. Investment income was $171,000 for the six months ended June 30, 2008 compared with $976,000 for the same period in 2007. The decrease in both periods was due to the dissolution in the second quarter of 2007 of the trust department acquired in the TXUI acquisition.

Other noninterest income decreased $256,000 or 31.7% from $807,000 for the second quarter of 2007 compared with $551,000 for the same period in 2008. Other noninterest income decreased $496,000 or 29.5% from $1.7 million for the six months ended June 30, 2007 to $1.2 million for the six months ended June 30, 2008. The changes include decreases in Federal Home Loan Bank stock dividends.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Service charges on deposit accounts	$10,727	$10,613	$21,233	$19,123
Banking related service fees	484	440	923	842
Brokered mortgage income	113	254	222	386
Investment income	91	507	171	976
Income from leased assets	349	328	683	627
Bank owned life insurance income (BOLI)	443	504	904	872
Net gain on sale of assets	198	82	241	96
Net gain on sale of held-for-sale loans	110	310	183	913
Other noninterest income	551	807	1,185	1,681

Total noninterest income	$13,066	$13,845	$25,745	$25,516

Noninterest Expense

Noninterest expense totaled $30.9 million for the quarter ended June 30, 2008 compared with $30.1 million for the quarter ended June 30, 2007, an increase of $788,000, or 2.6%. This increase occurred mainly in salaries and employee benefits and depreciation expense and primarily resulted from the acquisition of 1st Choice, the Bank of Navasota and the six branches of Banco Popular. Noninterest expense totaled $60.0 million for the six months ended June 30, 2008 compared with $57.3 million for the six months ended June 30, 2007, an increase of $2.6 million, or 4.6%. The increase was primarily due to the acquisition of 1st Choice, the Bank of Navasota, TXUI and the six branches of Banco Popular. The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Salaries and employee benefits (1)	$16,751	$16,496	$32,881	$31,798
Non-staff expenses:
Net occupancy expense	2,867	2,636	5,677	5,094
Depreciation	1,920	1,885	3,857	3,761
Data processing	1,361	1,172	2,652	2,157
Communications expense	1,660	1,587	3,169	2,974
Printing and supplies	435	396	881	692
Professional fees	635	471	545	836
Regulatory assessments and FDIC insurance	287	320	546	538
Ad valorem and franchise taxes	685	688	1,361	1,285
Core deposit intangibles amortization	2,459	2,566	4,951	4,711
Other	1,800	1,855	3,460	3,497

Total non-staff expenses	14,109	13,576	27,099	25,545

Total noninterest expense	$30,860	$30,072	$59,980	$57,343

(1)	Includes stock based compensation expense of $393,000 and $524,000 for the three months ended June 30, 2008 and 2007, respectively, and $641,000 and $957,000 for the six months ended June 30, 2008 and 2007, respectively.

Salaries and employee benefit expenses were $16.8 million for the quarter ended June 30, 2008 compared with $16.5 million for the quarter ended June 30, 2007, an increase of $255,000, or 1.5%. The increase was principally due to annual employee pay increases, the Bank of Navasota and 1st Choice acquisitions and the acquisition of six branches of Banco Popular. For the six months ended June 30, 2008, salaries and employee benefit expenses were $32.9 million, an increase of $1.1 million or 3.4% compared with $31.8 million for the six months ended June 30, 2007. The increase was principally due to annual employee pay increases, the Bank of Navasota and 1st Choice acquisitions, the acquisition of six branches of Banco Popular and the full year effect of the TXUI acquisition. The number of full-time equivalent (FTE) associates employed by the Company was 1,408 at June 30, 2007, 1,374 at March 31, 2008 and 1,397 at June 30, 2008.

Non-staff expenses increased $533,000 or 3.9% to $14.1 million for the quarter ended June 30, 2008 compared with $13.6 million during the same period in 2007. The increase was principally due to the acquisition of 1st Choice, the Bank of Navasota and the six branches of Banco Popular. Non-staff expenses increased $1.6 million or 6.1% to $27.1 million for the six months ended June 30, 2008 compared with $25.5 million during the same period in 2007. The increase was principally due to the acquisition of TXUI, the Bank of Navasota, 1st Choice and the six branches of Banco Popular.

Income Taxes

Income tax expense decreased $64,000 or 0.5% to $11.7 million for the quarter ended June 30, 2008 compared with $11.8 million for the same period in 2007. For the six months ended June 30, 2008, income tax expense totaled $23.2 million, an increase of $1.4 million or 6.3% compared with $21.8 million for the same period in 2007. The increase was primarily attributable to higher pretax net earnings for the six months ended June 30, 2008 compared with the same respective periods in 2007. The effective tax rate for the three months ended June 30, 2008 and 2007 was 33.4% and 33.9%, respectively. The effective tax rate for the six months ended June 30, 2008 and 2007 was 33.3% and 33.5%, respectively.

FINANCIAL CONDITION

Loan Portfolio

Total loans were $3.31 billion at June 30, 2008, an increase of $170.4 million or 5.4% compared with $3.14 billion at December 31, 2007. The increase was due to loans acquired in the 1st Choice acquisition. At June 30, 2008, total loans outstanding acquired from 1st Choice totaled $184.5 million.

The following table summarizes the loan portfolio of the Company by type of loan as of June 30, 2008 and December 31, 2007:

	June 30, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$470,719	14.2%	$436,338	13.9%
Real estate:
Construction and land development	658,669	19.9	683,171	21.7
1-4 family residential	568,376	17.2	526,338	16.7
Home equity	95,774	2.9	93,877	3.0
Commercial mortgages	1,170,730	35.3	1,075,285	34.3
Farmland	78,311	2.4	63,873	2.0
Multifamily residential	71,143	2.1	73,424	2.3
Agriculture	57,111	1.7	50,146	1.6
Consumer (net of unearned discount)	126,397	3.8	123,213	3.9
Other	16,098	0.5	17,306	0.6

Total loans	$3,313,328	100.0%	$3,142,971	100.0%

Nonperforming Assets

The Company had $11.7 million in nonperforming assets at June 30, 2008 and $15.4 million in nonperforming assets at December 31, 2007, a decrease of $3.7 million or 24.3%. The ratio of nonperforming assets to loans and other real estate was 0.35% at June 30, 2008 compared with 0.49% at December 31, 2007.

The Company generally places a loan on nonaccrual status and ceases accruing interest when the payment of principal or interest is delinquent for 90 days, or earlier in some cases, unless the loan is in the process of collection and the underlying collateral fully supports the carrying value of the loan. The Company generally charges off all loans before attaining nonaccrual status.

The following table presents information regarding nonperforming assets as of the dates indicated:

	June 30, 2008	December 31, 2007
	(Dollars in thousands)
Nonaccrual loans	$2,727	$1,035
Restructured loans	—	—
Accruing loans 90 or more days past due	2,130	4,092

Total nonperforming loans	4,857	5,127
Repossessed assets	139	56
Other real estate	6,655	10,207

Total nonperforming assets	$11,651	$15,390

Nonperforming assets to total loans and other real estate	0.35%	0.49%

Allowance for Credit Losses

Management actively monitors the Company’s asset quality and provides specific loss allowances when necessary. Loans are charged-off against the allowance for credit losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. As of June 30, 2008, the allowance for credit losses amounted to $34.1 million or 1.03% of total loans compared with $32.5 million or 1.04% of total loans at December 31, 2007.

Set forth below is an analysis of the allowance for credit losses for the six months ended June 30, 2008 and the year ended December 31, 2007:

	Six Months Ended June 30, 2008	Year Ended December 31, 2007
	(Dollars in thousands)
Average loans outstanding	$3,173,240	$3,092,797

Gross loans outstanding at end of period	$3,313,328	$3,142,971

Allowance for credit losses at beginning of period	$32,543	$23,990
Balance acquired with acquisitions	2,181	13,386
Provision for credit losses	2,167	760
Charge-offs:
Commercial and industrial	(938)	(1,045)
Real estate and agriculture	(1,542)	(4,143)
Consumer	(1,281)	(2,974)
Recoveries:
Commercial and industrial	219	1,175
Real estate and agriculture	152	208
Consumer	584	1,186

Net charge-offs	(2,806)	(5,593)

Allowance for credit losses at end of period	$34,085	$32,543

Ratio of allowance to end of period loans	1.03%	1.04%
Ratio of net charge-offs to average loans (annualized)	0.18%	0.18%
Ratio of allowance to end of period nonperforming loans	701.8%	634.7%

Securities

Carrying cost of securities totaled $2.24 billion at June 30, 2008 compared with $1.86 billion at December 31, 2007, an increase of $378.1 million or 20.4%. The increase was principally due to securities acquired in the 1st Choice acquisition. At June 30, 2008, securities represented 32.9% of total assets compared with 29.2% of total assets at December 31, 2007.

The following table summarizes the amortized cost of securities as of the dates shown (available-for-sale securities are not adjusted for unrealized gains or losses):

	June 30, 2008	December 31, 2007
	(In thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$73,611	$229,119
70% nontaxable preferred stock	14,025	14,025
States and political subdivisions	84,846	87,517
Corporate debt securities	3,218	3,215
Collateralized mortgage obligations	199,289	223,952
Mortgage-backed securities	1,846,059	1,282,338
Qualified Zone Academy Bond (QZAB)	8,000	8,000
Equity securities	7,288	7,260

Total amortized cost	$2,236,336	$1,855,426

Total fair value	$2,219,554	$1,858,042

Prosperity owns Fannie Mae and Freddie Mac preferred stock with a par value of $24.0 million. In the fourth quarter of 2007, the net book value of the preferred stock was reduced to its December 31, 2007 market value of $14.0 million, or 0.21% of total assets at June 30, 2008, due to an other-than-temporary impairment charge of $10.0 million pre-tax. The market value of the Fannie Mae and Freddie Mac preferred stock was $11.8 million as of June 30, 2008, or 0.17% of total assets, resulting in an unrealized loss of $2.3 million as of June 30, 2008.

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

Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities. Furthermore, management has the ability and intent to hold the securities classified as available for sale that were in a loss position as of June 30, 2008 for a period of time sufficient for a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of June 30, 2008, management believes any impairment in the Company’s securities are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

Premises and Equipment

Premises and equipment, net of accumulated depreciation, totaled $125.0 million and $120.0 million at June 30, 2008 and December 31, 2007, respectively, an increase of $5.0 million or 4.1%. The increase was primarily due to the addition of one banking center acquired in the 1st Choice acquisition and the acquisition of six branches of Banco Popular.

Deposits

Total deposits were $5.30 billion at June 30, 2008 compared with $4.97 billion at December 31, 2007, an increase of $330.2 million or 6.6%. The increase was primarily due to deposits assumed in the acquisition of six branches of Banco Popular and 1st Choice. At June 30, 2008, deposits attributed to these two acquisitions totaled $416.0 million. At June 30, 2008, noninterest-bearing deposits accounted for approximately 24.3% of total deposits compared with 23.5% of total deposits at December 31, 2007. Interest-bearing demand deposits totaled $4.01 billion or 75.7% of total deposits at June 30, 2008 compared with $3.80 billion or 76.5% of total deposits at December 31, 2007.

The following table summarizes the daily average balances and weighted average rates paid on deposits for the periods presented below:

	Six Months Ended June 30, 2008		Year Ended December 31, 2007
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Interest-bearing demand	$807,570	1.19%	$829,757	1.97%
Regular savings	239,154	0.75	222,397	0.99
Money market savings	1,072,501	2.47	983,187	3.34
Time deposits	1,684,444	4.21	1,549,064	4.60

Total interest-bearing deposits	3,803,669	2.86	3,584,405	3.42
Noninterest-bearing deposits	1,184,121	—	1,143,114	—

Total deposits	$4,987,790	2.18%	$4,727,519	2.60%

Other Borrowings

The Company utilizes borrowings to supplement deposits to fund its lending and investment activities. Borrowings consist of funds from the Federal Home Loan Bank (“FHLB”) and correspondent banks. FHLB advances are considered short-term, overnight borrowings. At June 30, 2008, the Company had $42.1 million in FHLB borrowings, of which $12.0 million consisted of FHLB advances and $30.1 million consisted of long-term FHLB notes payable compared with $31.5 million in FHLB borrowings at December 31, 2007, all of which consisted of long-term FHLB notes payable. The $10.6 million increase was primarily attributable to the $12.0 million outstanding FHLB advance. The maturity dates on the FHLB notes payable range from the years 2008 to 2028 and have interest rates ranging from 3.08% to 6.26%. The highest outstanding balance of FHLB advances during the six months ended June 30, 2008 was $230.0 million compared with $240.0 million during the year ended December 31, 2007. The Company had no federal funds purchased at June 30, 2008 or December 31, 2007.

At June 30, 2008, the Company had $99.2 million in securities sold under repurchase agreements compared with $84.6 million at December 31, 2007, an increase of $14.6 million or 17.3%. The increase was primarily due to normal customer activity.

The following table presents the Company’s borrowings at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
	(In thousands)
FHLB advances	$12,000	$—
FHLB long-term notes payable	30,089	31,466

Total other borrowings	42,089	31,466
Securities sold under repurchase agreements	99,225	84,581

Total	$141,314	$116,047

Junior Subordinated Debentures

At June 30, 2008 and December 31, 2007, the Company had outstanding $92.3 million and $112.9 million, respectively, in junior subordinated debentures issued to the Company’s unconsolidated subsidiary trusts. The decrease of $20.6 million was due to the Company’s redemption of $10.3 million in junior subordinated debentures issued to each of SNB Statutory Trust II and SNB Capital Trust III on June 26, 2008 and April 7, 2008, respectively. Each issue of debentures redeemed bore interest at a floating rate of 3 month LIBOR + 3.15%. The trusts in turn redeemed in full the trust preferred securities and common securities they issued.

A summary of pertinent information related to the Company’s eight issues of junior subordinated debentures outstanding at June 30, 2008 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate(1)	Junior Subordinated Debt Owed to Trusts	Maturity Date(2)
Prosperity Statutory Trust II	July 31, 2001	$15,000,000	3 month LIBOR + 3.58%, not to exceed 12.50%	$15,464,000	July 31, 2031
Prosperity Statutory Trust III	Aug. 15, 2003	12,500,000	6.50%(3)	12,887,000	Sept. 17, 2033
Prosperity Statutory Trust IV	Dec. 30, 2003	12,500,000	6.50%(4)	12,887,000	Dec. 30, 2033
SNB Capital Trust IV(5)	Sept. 25, 2003	10,000,000	3 month LIBOR +3.00%	10,310,000	Sept. 25, 2033
TXUI Statutory Trust I(6)	Sept. 07, 2000	7,000,000	10.60%	7,210,000	Sept. 07, 2030
TXUI Statutory Trust II(6)	Dec. 19, 2003	5,000,000	6.45%(7)	5,155,000	Dec. 19, 2033
TXUI Statutory Trust III(6)	Nov. 30, 2005	15,500,000	3 month LIBOR +1.39%	15,980,000	Dec. 15, 2035
TXUI Statutory Trust IV(6)	Mar. 31, 2006	12,000,000	3 month LIBOR +1.39%	12,372,000	June 30, 2036

(1)	The 3-month LIBOR in effect as of June 30, 2008 was 2.78%.
(2)	All debentures are callable five years from issuance date except for TXUI Statutory Trust I which is callable ten years from issuance date.
(3)	The debentures bear a fixed interest rate until September 17, 2008, when the rate begins to float on a quarterly basis based on the three-month LIBOR plus 3.00%.
(4)	The debentures bear a fixed interest rate until December 30, 2008, when the rate begins to float on a quarterly basis based on the three-month LIBOR plus 2.85%.
(5)	Assumed in connection with the SNB acquisition on April 1, 2006.
(6)	Assumed in connection with the TXUI acquisition on January 31, 2007.
(7)	The debentures bear a fixed interest rate until December 19, 2008, when the rate begins to float on a quarterly basis based on the three-month LIBOR plus 2.85%.

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

Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of June 30, 2008, the Company had cash and cash equivalents of $184.7 million compared with $371.1 million at December 31, 2007. The decrease of $186.4 million is related to a reduction in federal funds sold of $179.1 million.

Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of June 30, 2008 (other than deposit obligations). The Company’s future cash payments associated with its contractual obligations pursuant to its junior subordinated debentures, FHLB notes payable and operating leases as of June 30, 2008 are summarized below. Payments for FHLB notes payable includes interest of $7.3 million that will be paid over the future periods presented. Payments related to leases are based on actual payments specified in underlying contracts.

	Payments due in:
	Remaining Fiscal 2008	Fiscal 2009-2010	Fiscal 2011-2012	Thereafter	Total
	(In thousands)
Junior subordinated debentures	$—	$—	$—	$92,265	$92,265
Federal Home Loan Bank notes payable	1,265	17,621	4,013	14,440	37,339
Operating leases	1,772	5,217	2,797	2,688	12,474

Total	$3,037	$22,838	$6,810	$109,393	$142,078

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

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit as of June 30, 2008 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Remaining Fiscal 2008	Fiscal 2009-2010	Fiscal 2011-2012	Thereafter	Total
	(In thousands)
Standby letters of credit	$17,269	$6,985	$787	$437	$25,478
Commitments to extend credit	241,956	274,129	7,853	100,267	624,205

Total	$259,225	$281,114	$8,640	$100,704	$649,683

Capital Resources

Total shareholders’ equity was $1.22 billion at June 30, 2008 compared with $1.13 billion at December 31, 2007, an increase of $90.2 million or 8.0%. The increase was due primarily to net earnings of $46.4 million, the issuance of common stock in connection with the 1st Choice acquisition of $56.1 million and the issuance of common stock in connection with the exercise of stock options of $2.3 million, partially offset by dividends paid of $11.3 million for the six months ended June 30, 2008.

Both the Board of Governors of the Federal Reserve System, with respect to the Company, and the Federal Deposit Insurance Corporation (“FDIC”), with respect to the Bank, have established certain minimum risk-based capital standards that apply to bank holding companies and federally insured banks. As of June 30, 2008, the Company’s Tier 1 risk-based capital, total risk-based capital and leverage capital ratios were 12.70%, 13.67% and 7.87%, respectively. As of June 30, 2008, the Bank’s risk-based capital ratios were above the levels required for the Bank to be designated as “well capitalized” by the FDIC, with Tier-1 risk-based capital, total risk-based capital and leverage capital ratios of 11.87%, 12.84% and 7.38%, respectively.

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable

ITEM 1A. RISK FACTORS

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a.	Not applicable
b.	Not applicable
c.	Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 17, 2008, the Company held its Annual Meeting of Shareholders to consider and act upon the items listed below:

1.	William H. Fagan, MD, Perry Mueller, Jr., DDS, James D. Rollins III and Harrison Stafford II, were elected as Class I directors to serve on the Board of Directors of the Company until the Company’s 2011 Annual Meeting of Shareholders and until their successors are duly elected and qualified, or until their earlier resignation or removal. The table below contains a summary of shares voted for or withheld for each nominated director:

	For	Withheld
William H. Fagan, MD	37,633,749	812,487
Perry Mueller, Jr., DDS	37,338,056	1,108,180
James D. Rollins III	37,387,869	1,058,367
Harrison Stafford II	37,662,446	783,790

The following Class II and Class III directors continued in office after the Annual Meeting: James A. Bouligny, Leah Henderson, Ned S. Holmes, S. Reed Morian, Tracy T. Rudolph, Robert Steelhammer, H.E. Timanus, Jr. and David Zalman.

2.	The shareholders ratified the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2008. A total of 38,148,910 shares were voted in favor of the appointment, 284,114 shares were voted against the appointment and 13,212 shares abstained from voting.

ITEM 5. OTHER INFORMATION

Not applicable

ITEM 6. EXHIBITS

a.	Exhibits:

Exhibit Number		Description of Exhibit
3.1		Amended and Restated Articles of Incorporation of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267) (the “Registration Statement”))

3.2		Articles of Amendment to Amended and Restated Articles of Incorporation of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

3.3		Amended and Restated Bylaws of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 19, 2007)

4.1		Form of certificate representing shares of the Company’s common stock (incorporated by reference to Exhibit 4 to the Registration Statement)

31.1	*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with this Quarterly Report on Form 10-Q.
**	Furnished with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPERITY BANCSHARES, INC. ®
(Registrant)

Date: 08/08/08	/s/ David Zalman
David Zalman
Chairman and Chief Executive Officer

Date: 08/08/08	/s/ David Hollaway
David Hollaway
Chief Financial Officer