Form 10-Q
period 2008-09-30
PROSPERITY BANCSHARES INC
filed 2008-11-06
CIK 1068851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

As of November 1, 2008, there were outstanding 46,077,613 shares of the registrant’s Common Stock, par value $1.00 per share.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION		Page

Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007 (unaudited)	3
	Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2008 and 2007 (unaudited)	4
	Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Year Ended December 31, 2007 (unaudited) and for the Nine Months Ended September 30, 2008 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2008 and 2007 (unaudited)	6
	Notes to Interim Condensed Consolidated Financial Statements (unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	32
Item 4.	Controls and Procedures	32

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3.	Defaults upon Senior Securities	33
Item 4.	Submission of Matters to a Vote of Security Holders	33
Item 5.	Other Information	33
Item 6.	Exhibits	33
Signatures		35

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PROSPERITY BANCSHARES, INC®. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2008	December 31, 2007
	(In thousands, except share data)
ASSETS
Cash and due from banks	$159,386	$178,247
Federal funds sold	25,544	192,843

Total cash and cash equivalents	184,930	371,090
Interest bearing deposits in financial institutions	204	200
Securities available for sale, at fair value (amortized cost of $228,057 and $258,264, respectively)	229,278	260,444
Securities held to maturity, at cost (fair value of $2,084,632 and $1,597,598 ,respectively)	2,065,125	1,597,162
Loans held for investment	3,248,518	3,132,025
Loans held for sale	99	10,946
Allowance for credit losses	(33,981)	(32,543)

Loans, net	3,214,636	3,110,428
Accrued interest receivable	25,214	27,940
Goodwill	811,916	753,909
Core deposit intangibles, net of accumulated amortization of $29,003 and $21,490, respectively	44,974	46,069
Bank premises and equipment, net	123,823	120,044
Other real estate owned	7,538	10,207
Bank Owned Life Insurance (BOLI)	46,751	45,486
Federal Home Loan Bank stock	16,701	5,558
Leased assets	2,362	3,559
Other assets	14,457	20,247

TOTAL ASSETS	$6,787,909	$6,372,343

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$1,263,407	$1,168,069
Interest-bearing	3,841,435	3,798,338

Total deposits	5,104,842	4,966,407
Other borrowings	219,671	31,466
Securities sold under repurchase agreements	100,310	84,581
Accrued interest payable	9,524	11,761
Other liabilities	32,117	37,812
Junior subordinated debentures	92,265	112,885

Total liabilities	5,558,729	5,244,912

COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $1 par value; 200,000,000 shares authorized; 46,109,126 and 44,188,323 shares issued at September 30, 2008 and December 31, 2007, respectively; 46,072,038 and 44,151,235 shares outstanding at September 30, 2008 and December 31, 2007, respectively	46,109	44,188
Capital surplus	866,871	809,026
Retained earnings	316,014	273,407
Accumulated other comprehensive income — net unrealized gain on available for sale securities, net of tax of $427 and $763, respectively	793	1,417
Less treasury stock, at cost, 37,088 shares	(607)	(607)

Total shareholders’ equity	1,229,180	1,127,431

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,787,909	$6,372,343

See notes to interim condensed consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$56,925	$64,036	$171,393	$185,919
Securities:
Taxable	26,871	22,116	75,291	63,596
Nontaxable	913	946	2,785	2,665
70% nontaxable preferred dividends	50	254	397	760
Federal funds sold	84	648	1,418	2,216
Deposits in financial institutions	3	4	6	12

Total interest income	84,846	88,004	251,290	255,168

INTEREST EXPENSE:
Deposits	23,874	31,794	78,029	92,328
Junior subordinated debentures	1,410	2,358	4,987	7,852
Federal funds purchased and other borrowings	1,125	1,548	2,693	3,867
Securities sold under repurchase agreements	631	935	1,809	2,319

Total interest expense	27,040	36,635	87,518	106,366

NET INTEREST INCOME	57,806	51,369	163,772	148,802
PROVISION FOR CREDIT LOSSES	1,700	75	3,867	640

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	56,106	51,294	159,905	148,162

NONINTEREST INCOME:
Customer service fees	11,348	10,785	32,581	29,908
Other	1,769	3,374	6,281	9,767

Total noninterest income	13,117	14,159	38,862	39,675

NONINTEREST EXPENSE:
Salaries and employee benefits	17,526	16,365	50,407	48,163
Net occupancy expense	3,088	2,665	8,765	7,759
Data processing	1,319	1,290	3,971	3,447
Core deposit intangible amortization	2,562	2,586	7,513	7,297
Depreciation expense	1,955	1,895	5,812	5,656
Impairment write-down on securities	14,025	—	14,025	—
Other	5,755	5,286	15,717	15,108

Total noninterest expense	46,230	30,087	106,210	87,430

INCOME BEFORE INCOME TAXES	22,993	35,366	92,557	100,407
PROVISION FOR INCOME TAXES	7,546	11,518	30,735	33,336

NET INCOME	$15,447	$23,848	$61,822	$67,071

EARNINGS PER SHARE
Basic	$0.34	$0.54	$1.37	$1.58

Diluted	$0.33	$0.54	$1.37	$1.56

See notes to interim condensed consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
	(In thousands, except share and per share data)
BALANCE AT JANUARY 1, 2007	32,829,873	$32,830	$425,557	$209,581	$(2,950)	$(607)	$664,411
Comprehensive Income:
Net income				84,151			84,151
Net change in unrealized gain on available for sale securities.					4,367		4,367

Total comprehensive income							88,518
Common stock issued in connection with the exercise of stock options and restricted stock awards	337,148	337	3,148				3,485
Common stock issued in connection with the TXUI acquisition	10,769,942	10,770	370,116				380,886
Common stock issued in connection with the Bank of Navasota acquisition	251,360	251	8,237				8,488
Stock based compensation expense			1,968				1,968
Cash dividends declared, $0.425 per share				(20,325)			(20,325)

BALANCE AT DECEMBER 31, 2007	44,188,323	44,188	809,026	273,407	1,417	(607)	1,127,431
Cumulative effect—split dollar insurance adjustment				(2,174)			(2,174)
Comprehensive income:
Net income				61,822			61,822
Net change in unrealized (loss) gain on available for sale securities					(624)		(624)

Total comprehensive income							61,198
Common stock issued in connection with the 1st Choice acquisition	1,757,752	1,758	54,384				56,142
Common stock issued in connection with the exercise of stock options and restricted stock awards	163,051	163	2,350				2,513
Stock based compensation expense			1,111				1,111
Cash dividends declared, $0.375 per share				(17,041)			(17,041)

BALANCE AT SEPTEMBER 30, 2008	46,109,126	$46,109	$866,871	$316,014	$793	$(607)	$1,229,180

See notes to interim condensed consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2008	2007
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$61,822	$67,071
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,325	12,953
Provision for credit losses	3,867	640
Net (accretion) amortization of discount/premium on investments	(2,313)	(6,120)
Net amortization of loan and deposit premiums	(1,646)	—
Net loss (gain) on sale of other real estate	648	(552)
Net gain on sale of securities	—	(58)
Net gain on sale of premises, equipment and other assets	(715)	(182)
Net gain on held for sale loans	(229)	(1,202)
Fundings of held for sale loans	—	(49,466)
Proceeds from held for sale loans	11,076	155,804
Stock-based compensation expense	1,111	1,491
Earnings on life insurance policies	(1,265)	(1,351)
Impairment write-down of securities	14,025	—
Decrease in other assets and accrued interest receivable	278	14,581
(Decrease) increase in accrued interest payable and other liabilities	(4,989)	555

Net cash provided by operating activities	94,995	194,164

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of held to maturity securities	436,614	235,867
Purchase of held to maturity securities	(885,047)	(382,154)
Proceeds from maturities and principal paydowns of available for sale securities	582,039	819,266
Proceeds from the sales of available for sale securities	—	349,224
Purchase of available for sale securities	(549,962)	(960,992)
Net decrease in loans	53,813	176,535
Purchase of bank premises and equipment	(6,222)	(5,595)
Net decrease in interest-bearing deposits in financial institutions	331	100
Proceeds from sale of bank premises, equipment, other real estate and other assets	14,341	7,371
Purchase of Banco Popular branches	(440)	—
Cash and cash equivalents acquired in the purchase of Banco Popular branches	112,788	—
Purchase of 1st Choice Bancorp	(19,129)	—
Cash and cash equivalents acquired in the purchase of 1st Choice Bancorp	84,240	—
Purchase of The Bank of Navasota	—	(8,751)
Cash and cash equivalents acquired in the purchase of The Bank of Navasota	—	19,175
Purchase of Texas United Bancshares, Inc.	(74)	(2,024)
Cash and cash equivalents acquired in the purchase of Texas United Bancshares, Inc.	—	114,469

Net cash (used in) provided by investing activities	(176,708)	362,491

(Table continued on following page)

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2008	2007
	(Dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits	$15	$(81,218)
Net decrease in interest-bearing deposits	(273,248)	(251,797)
Net proceeds (repayments) of other short-term borrowings	190,000	(212,809)
Repayments of other long-term borrowings	(1,795)	(9,451)
Net increase in securities sold under repurchase agreements	15,729	16,063
Redemption of junior subordinated debentures	(20,620)	(32,475)
Proceeds from exercise of stock options	2,513	2,655
Payments of cash dividends	(17,041)	(14,806)

Net cash used in financing activities	(104,447)	(583,838)

NET DECREASE CASH AND CASH EQUIVALENTS	$(186,160)	$(27,183)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	371,090	269,721

CASH AND CASH EQUIVALENTS, END OF PERIOD	$184,930	$242,538

NONCASH ACTIVITIES:
Stock issued in connection with the acquisition of 1st Choice	$56,142	$—
Stock issued in connection with the acquisition of The Bank of Navasota	—	8,488
Stock issued in connection with the acquisition of Texas United Bancshares, Inc.	—	380,886

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$89,755	$104,945
Cash paid for income taxes	34,600	22,400

See notes to interim condensed consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(UNAUDITED)

1. BASIS OF PRESENTATION

The interim condensed consolidated financial statements include the accounts of Prosperity Bancshares, Inc.® (the “Company”) and its wholly-owned subsidiaries, Prosperity Bank® (the “Bank”) and Prosperity Holdings of Delaware, L.L.C. All significant intercompany transactions and balances have been eliminated.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Operating results for the nine month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008 or any other period.

2. EARNINGS PER SHARE

The following table illustrates the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands, except per share amounts)
Net income available to common shareholders	$15,447	$23,848	$61,822	$67,071
Weighted average common shares outstanding	46,065	43,910	45,038	42,521
Potential dilutive common shares	237	344	179	413

Weighted average common shares and equivalents outstanding	46,302	44,254	45,217	42,934

Basic earnings per common share	$0.34	$0.54	$1.37	$1.58

Diluted earnings per common share	$0.33	$0.54	$1.37	$1.56

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the applicable period. Diluted earnings per share is computed using the weighted-average number of shares determined for the basic computation plus the dilutive effect of stock options and non-vested restricted stock granted using the treasury stock method. There were no stock options exercisable at September 30, 2008 and 2007 that would have had an anti-dilutive effect on the above computation.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(UNAUDITED)

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

SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 was effective for the Company on January 1, 2008 and its adoption did not have a significant impact on the Company’s financial statements. The implementation of SFAS 157 resulted in expanded disclosures about assets and liabilities measured at fair value as discussed in Note 4.

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

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(UNAUDITED)

Financial Accounting Standards Board Staff Positions and Interpretations

FASB Staff Position (FSP) No. 157-2. FSP 157-2 delays the effective date of SFAS 157, Fair Value Measurements, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS 157. This FSP defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. FSP 157-2 will be effective for the Company on January 1, 2009 and is not expected to have a significant impact on the Company’s financial statements.

FASB Staff Position No. 157-3. On October 10, 2008, the FASB issued FASB Staff Position 157- 3 (“FSP 157-3”) Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP 157-3 applies to financial assets within the scope of SFAS 157. FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. In situations in which there is little, if any, market activity for an asset at the measurement date, the fair value measurement objective remains the same, that is, the price that would be received by the holder of the financial asset in an orderly transaction (an exit price notion) that is not a forced liquidation or distressed sale at the measurement date. Additionally, in determining fair value for a financial asset, the use of a reporting entity’s own assumptions about future cash flows and appropriately risk-adjusted discount rates is acceptable when relevant observable inputs are not available. Broker (or pricing service) quotes may be an appropriate input when measuring fair value, but they are not necessarily determinative if an active market does not exist for the financial asset. FSP 157-3 was effective for the Company on September 30, 2008 and did not have a significant impact on the Company’s financial statements.

Emerging Issues Task Force Issues

Emerging Issues Task Force (“EITF”) Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split Dollar Life Insurance Arrangements.” EITF 06-4 requires the recognition of a liability and related compensation expense for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to post-retirement periods. Under EITF 06-4, life insurance policies purchased for the purpose of providing such benefits do not effectively settle an entity’s obligation to the employee. Accordingly, the entity must recognize a liability and related compensation expense during the employee’s active service period based on the future cost of insurance to be incurred during the employee’s retirement. If the entity has agreed to provide the employee with a death benefit, then the liability for the future death benefit should be recognized by following the guidance in SFAS 106, “Employer’s Accounting for Postretirement Benefits Other Than Pensions.” The Company adopted EITF 06-4 effective as of January 1, 2008 as a change in accounting principle through a cumulative-effect adjustment to retained earnings. The amount of the adjustment reduced retained earnings by $2.2 million.

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(UNAUDITED)

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

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to SFAS 157.

The following table presents fair value measurements as of September 30, 2008:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Measured on a recurring basis:
Interest bearing deposits in financial institutions	$204	$—	$—	$204
Available for sale securities (at fair value)	500	228,778	—	229,278

TOTAL	$704	$228,778	$—	$229,482

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(UNAUDITED)

5. GOODWILL AND CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles (CDI) for nine months ended September 30, 2008 were as follows:

	Goodwill	Net Core Deposit Intangibles
	(Dollars in thousands)
Balance as of December 31, 2007	$753,909	$46,069
Amortization	—	(7,513)
Acquisition of 1st Choice Bancorp	47,860	5,355
Acquisition of Banco Popular branches	12,889	1,063
Acquisition of The Bank of Navasota	426	—
Acquisitions prior to December 31, 2007 (deferred taxes)	(3,168)	—

Balance as of September 30, 2008	$811,916	$44,974

Purchase accounting adjustments to prior year acquisitions were made to adjust deferred tax asset and liability balances. Goodwill is recorded on the acquisition date of each entity. The Company may record subsequent adjustments to goodwill for amounts undeterminable at acquisition date, such as deferred taxes and real estate valuations, and therefore the goodwill amounts reflected in the table above may change accordingly. The Company initially records the total premium paid on acquisitions as goodwill. After finalizing the valuation, core deposit intangibles are identified and reclassified from goodwill to core deposit intangibles on the balance sheet. This reclassification has no effect on total assets, liabilities, shareholders’ equity, net income or cash flows. The Company has not completed its assessment of the fair values of the acquired 1st Choice assets and liabilities and therefore the allocation of the purchase price to such assets and liabilities is subject to revision. Management performs an annual evaluation of whether any impairment of the goodwill and other intangibles has occurred. If any such impairment is determined, a write down is recorded. As of September 30, 2008, there were no impairments recorded on goodwill.

Core deposit intangibles are amortized on an accelerated basis over their estimated lives, which the Company has determined to be between 8 and 10 years. Gross core deposit intangibles outstanding were $74.0 million and $67.6 million at September 30, 2008 and December 31, 2007, respectively. Net core deposit intangibles outstanding were $45.0 million and $46.1 million at the same dates, respectively. Amortization expense related to intangible assets totaled $2.6 million for both the three months ended September 30, 2008 and 2007 and $7.5 million and $7.3 million for the nine months ended September 30, 2008 and 2007, respectively. The estimated aggregate future amortization expense for intangible assets remaining as of September 30, 2008 is as follows (dollars in thousands):

2008	$2,607
2009	8,608
2010	7,553
2011	6,393
2012	5,151
Thereafter	14,662

Total	$44,974

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(UNAUDITED)

6. STOCK BASED COMPENSATION

The Company had two stock-based employee compensation plans at September 30, 2008 and five stock option plans assumed in connection with acquisitions under which no additional options will be granted. Prior to 2003, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The Company adopted SFAS 123 on January 1, 2003 and prospectively adopted SFAS 123(R) on January 1, 2006. The Company recognized $1.1 million and $1.5 million in stock-based compensation expense for the nine months ended September 30, 2008 and 2007, respectively and $470,000 and $534,000 in stock-based compensation expense for the three months ended September 30, 2008 and 2007, respectively. There was approximately $235,000 and $315,000 of income tax benefit recorded for the stock-based compensation expense for the nine months ended September 30, 2008 and 2007, respectively, and $113,000 and $115,000 of income tax benefit recorded for the stock-based compensation expense for the three months ended September 30, 2008 and 2007, respectively.

The Company has granted shares of common stock subject to forfeiture restrictions (“restricted stock”) to certain directors and associates under the Company’s 2004 Stock Incentive Plan. The awardee is not entitled to the delivery of the shares until the forfeiture restrictions lapse, which is generally over a 1 to 5 year period; however the awardee is entitled to receive dividends on and vote the shares prior to the lapse of such restrictions. The shares granted do not have a cost to the awardee and the only requirement of the lapse of the forfeiture restriction is continued service to the Company. Compensation cost related to restricted stock is calculated based on the fair value of the shares at the date of grant. If the awardee leaves the Company before the forfeiture restrictions lapse, the unvested shares are forfeited. As of September 30, 2008, there were 81,733 shares of restricted stock outstanding with a weighted average grant date fair value of $32.42.

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

The fair value of options was estimated using an option-pricing model with the following weighted average assumptions:

	September 30,
	2008	2007
Expected life in years	5.02	4.57
Risk free interest rate	4.14%	4.20%
Volatility	21.22%	20.98%
Dividend yield	1.21%	1.23%

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(UNAUDITED)

A summary of changes in outstanding vested and unvested options during the nine months ended September 30, 2008 is set forth below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Options outstanding, beginning of period	1,088	$23.26
Options granted	5	24.43
Options forfeited	(14)	20.98
Options exercised	(153)	16.41

Options outstanding, end of period	926	$24.46	5.58	$8,822

Options vested or expected to vest	898	$24.23	5.49	$8,766

Options exercisable, end of period	307	$17.36	4.12	$5,108

A total of 5,000 options were granted during the nine months ended September 30, 2008 and 50,000 options were granted during the nine months ended September 30, 2007. The total intrinsic value of the options exercised during the nine month periods ended September 30, 2008 and 2007 was $2.7 million and $7.4 million, respectively. The total fair value of options vested during the nine month periods ended September 30, 2008 and 2007 was $385,000 and $296,000, respectively.

A summary of changes in unvested options is set forth below:

	Nine Months Ended September 30,
	2008		2007
	Number of Options	Weighted Average Grant Date Fair Value	Number of Options	Weighted Average Grant Date Fair Value
	(In thousands)		(In thousands)
Unvested options outstanding, beginning of period	707	$6.52	778	$5.93
Options granted	5	3.85	50	8.39
Unvested options forfeited	(3)	5.52	(21)	5.16
Options vested	(90)	4.29	(94)	3.13

Unvested options outstanding, end of period	619	$6.82	713	$6.49

The Company received $2.5 million and $2.7 million in cash from the exercise of stock options during the nine month periods ended September 30, 2008 and 2007, respectively. There was no tax benefit realized from option exercises of the stock-based compensation arrangements during the nine month periods ended September 30, 2008 and 2007.

As of September 30, 2008, there was $2.3 million of total unrecognized compensation expense related to unvested stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.0 years.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

(UNAUDITED)

7. SECURITIES

In the third quarter of 2008, as a result of actions taken in September 2008 by the United States Treasury Department and the Federal Housing Finance Agency with respect to Fannie Mae and Freddie Mac, the Company recorded an other-than-temporary impairment write-down on its Fannie Mae and Freddie Mac perpetual preferred stock, of $14.0 million pre-tax ($9.1 million after-tax) which represents the Company’s full carrying cost of its investment.

8. RECENT ACQUISITIONS

On January 10, 2008, the Company completed its acquisition of six (6) Houston retail branches from Banco Popular North America. In connection with the acquisition, the Company assumed approximately $125.0 million in deposits. Since January 11, 2008, all six (6) locations have been operating as full service banking centers of Prosperity Bank.

On June 1, 2008, the Company completed its acquisition of 1st Choice Bancorp, Inc and its wholly-owned subsidiary, 1st Choice Bank. 1st Choice Bancorp operated two (2) banking offices in Houston, Texas, with one location in South Houston and another in the Heights area. Prosperity’s Heights banking center was consolidated with the 1st Choice Bancorp Heights location, with the resulting banking center being located in 1st Choice’s Heights banking office. As of March 31, 2008, 1st Choice Bancorp had, on a consolidated basis, total assets of $313.9 million, loans of $198.9 million, deposits of $285.1 million and stockholders’ equity of $27.5 million. Under the terms of the definitive agreement, Prosperity issued 1,757,752 shares of Prosperity common stock plus approximately $18,758,000 in cash for all outstanding shares of 1st Choice.

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

•	volatility and disruption in national and international financial markets;

•	increased competition for deposits and loans adversely affecting rates and terms;

•

the timing, impact and other uncertainties of future acquisitions, including the Company’s ability to identify suitable future acquisition candidates, the success or failure in the integration of their operations, and the ability to enter new markets successfully and capitalize on growth opportunities;

•	increased credit risk in the Company’s assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of the total loan portfolio;

•	the failure of assumptions underlying the establishment of and provisions made to the allowance for credit losses;

•	changes in the availability of funds resulting in increased costs or reduced liquidity;

•	increased asset levels and changes in the composition of assets and the resulting impact on the Company’s capital levels and regulatory capital ratios;

•	the Company’s ability to acquire, operate and maintain cost effective and efficient systems without incurring unexpectedly difficult or expensive but necessary technological changes;

•	the loss of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensation levels;

•	government intervention in the U.S. financial system;

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

On June 1, 2008, the Company completed its acquisition of 1st Choice Bancorp, Inc and its wholly-owned subsidiary, 1st Choice Bank. 1st Choice operated two (2) banking offices in Houston, Texas, with one location in South Houston and another in the Heights area. Prosperity’s Heights banking center was consolidated with the 1st Choice Heights location, with the resulting banking center being located in 1st Choice’s Heights banking office. As of March 31, 2008, 1st Choice had, on a consolidated basis, total assets of $313.9 million, loans of $198.9 million, deposits of $285.1 million and stockholders’ equity of $27.5 million. Under the terms of the definitive agreement, Prosperity issued 1,757,752 shares of Prosperity common stock plus approximately $18,758,000 in cash for all outstanding shares of 1st Choice.

RECENT DEVELOPMENTS

On October 3, 2008, the Troubled Asset Relief Program (“TARP”) was signed into law. TARP gave the U.S. Department of the Treasury (“Treasury Department”) authority to deploy up to $700 billion into the financial system with an objective of improving liquidity in capital markets. On October 14, 2008, the Treasury Department announced the Capital Purchase Program (“CPP”), which provides for direct equity investment of perpetual preferred stock by the Treasury Department in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. Applications must be submitted by November 14, 2008 and are subject to approval by the Treasury Department. The CPP provides for the purchase by the Treasury Department of perpetual senior preferred stock in an aggregate amount ranging from 1% to 3% of a participant’s risk-weighted assets. The senior preferred stock will pay cumulative dividends at a rate of 5% per year, until the fifth anniversary of the Treasury Department investment, and at a rate of 9% per year thereafter. The CPP also requires a participant to issue to the Treasury Department warrants to purchase common stock equal to 15% of the capital invested by the Treasury.

The terms of the CPP could reduce investment returns to the Company’s shareholders by restricting increases in dividends paid on the Company’s common stock without the Treasury Department’s consent, diluting existing shareholders’ interests and restricting capital management practices. Although the Company and Prosperity Bank meet all applicable regulatory capital requirements and Prosperity Bank remains well capitalized, the Company is evaluating whether to participate in the CPP. Participation in the program is not automatic and is subject to approval by the Treasury Department.

Also on October 14, 2008, the systemic risk exception to the FDIC Act was enacted, enabling the FDIC to temporarily provide a 100% guarantee of the senior debt of all FDIC-insured institutions and their holding companies, as well as deposits in non-interest bearing transaction deposit accounts under a Temporary Liquidity Guarantee Program. Coverage under the Temporary Liquidity Guarantee Program is available until December 5, 2008 without charge and thereafter at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for non-interest bearing transaction deposits. The Company is evaluating whether to participate in the Temporary Liquidity Guarantee Program.

OVERVIEW

The Company, a Texas corporation, was formed in 1983 as a vehicle to acquire the former Allied First Bank in Edna, Texas which was chartered in 1949 as The First National Bank of Edna. The Company is a registered financial holding company that derives substantially all of its revenues and income from the operation of its bank subsidiary, Prosperity Bank® (“Prosperity Bank®” or the “Bank”). The Bank provides a wide array of financial products and services to small and medium-sized businesses and consumers. At September 30, 2008, the Bank operated one hundred thirty-one (131) full-service banking locations; with forty-six (46) in the Greater Houston Consolidated Metropolitan Statistical Area (“CMSA”), thirty-three (33) in the South Texas area including Corpus Christi and Victoria, twenty-four (24) in the Central Texas area including Austin, San

Antonio and Bryan/College Station, two (2) in East Texas and twenty-six (26) in the Dallas/Fort Worth, Texas area. The Greater Houston CMSA includes Austin, Brazoria, Chambers, Fort Bend, Galveston, Harris, Liberty, Montgomery, San Jacinto and Waller counties. The Company’s headquarters are located at Prosperity Bank Plaza, 4295 San Felipe in Houston, Texas and its telephone number is (713) 693-9300. The Company’s website address is www.prosperitybanktx.com. Information contained on the Company’s website is not incorporated by reference into this quarterly report on Form 10-Q and is not part of this or any other report.

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

Three principal components of the Company’s growth strategy are internal growth, stringent cost control practices and strategic merger transactions. The Company focuses on continual internal growth. Each banking center is operated as a separate profit center, maintaining separate data with respect to its net interest income, efficiency ratio, deposit growth, loan growth and overall profitability. Banking center presidents and managers are accountable for performance in these areas and compensated accordingly. The Company also focuses on maintaining stringent cost control practices and policies. The Company has invested significantly in the infrastructure required to centralize many of its critical operations, such as data processing and loan application processing. Management believes that this centralized infrastructure can accommodate substantial additional growth while enabling the Company to minimize operational costs through certain economies of scale. The Company also intends to continue to seek expansion opportunities. During 2007, forty-one (41) banking centers were acquired in the acquisition of Texas United Bancshares, Inc. (the “TXUI acquisition”). The acquisition of The Bank of Navasota, N.A. (the “Navasota acquisition”) was completed on September 1, 2007 and added one (1) banking center. On January 10, 2008, the Company purchased six (6) branches of Banco Popular North America and on June 1, 2008 the Company purchased 1st Choice Bancorp (the “1st Choice acquisition”), adding one (1) banking center in Houston after the consolidation of an existing Prosperity location into the 1st Choice Heights location.

As a result of actions taken in early September 2008 by the Treasury Department and the Federal Housing Finance Agency (“FHFA”) with respect to Fannie Mae and Freddie Mac, the Company recorded an other-than-temporary impairment and took a non-cash charge of $14.0 million pre-tax ($9.1 million after-tax) to its earnings for the third quarter of 2008 related to the full carrying cost of its investments in perpetual preferred securities issued by Fannie Mae and Freddie Mac. The value of these securities decreased materially and it is unclear if and when the value will improve.

Total assets were $6.79 billion at September 30, 2008 compared with $6.37 billion at December 31, 2007, an increase of $415.6 million or 6.5%. Total loans were $3.25 billion at September 30, 2008 compared with $3.14 billion at December 31, 2007, an increase of $105.6 million or 3.4%. Total deposits were $5.10 billion at September 30, 2008 compared with $4.97 billion December 31, 2007, an increase of $138.4 million or 2.8%. Shareholders’ equity increased $101.7 million or 9.0%, to $1.23 billion at September 30, 2008 compared with $1.13 billion at December 31, 2007. The increases were primarily due to the acquisition of 1st Choice and the branches of Banco Popular.

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

Goodwill—Goodwill and intangible assets that have indefinite useful lives are subject to an annual impairment test and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of each of the Company’s reporting units compared with its carrying value. If the carrying amount exceeds the fair value of a reporting unit, a second test is conducted comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment. Intangible assets that are not amortized will be tested for impairment at least annually by comparing the fair values of those assets to their carrying values. Other identifiable intangible assets that are subject to amortization are amortized on an accelerated basis over the years expected to be benefited, which the Company believes is between eight and ten years. These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value to carrying value. Based on the Company’s annual goodwill impairment test as of September 30, 2008, management does not believe any of its goodwill is impaired as of September 30, 2008. While the Company believes no impairment existed at September 30, 2008 under accounting standards applicable at that date, different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation and financial condition or future results of operations.

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

Valuation of Securities—The Company’s available for sale securities portfolio is reported at fair value. When the fair value of a security is below its amortized cost, and depending on the length of time the condition exists and the extent the fair market value is below amortized cost, additional analysis is performed to determine whether an impairment exists. Available for sale and held to maturity securities are analyzed quarterly for possible other-than-temporary impairment. The analysis considers (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Often, the information available to conduct these assessments is limited and rapidly changing, making estimates of fair value subject to judgment. If actual information or conditions are different than estimated, the extent of the impairment of the security may be different than previously estimated, which could have a material effect on the Company’s results of operations and financial condition.

RESULTS OF OPERATIONS

Net income available to common shareholders was $15.4 million ($0.33 per common share on a diluted basis) for the quarter ended September 30, 2008 compared with $23.8 million ($0.54 per common share on a diluted basis) for the quarter ended September 30, 2007, a decrease in net income of $8.4 million, or 35.2%. The decrease was due to a $9.1 million after-tax ($14.0 million pre-tax) impairment charge on Fannie Mae and Freddie Mac perpetual preferred securities. The Company posted returns on average common equity of 5.04% and 8.67%, returns on average assets of 0.91% and 1.53% and efficiency ratios of 45.30% and 46.41% for the quarters ended September 30, 2008 and 2007, respectively. The efficiency ratio is calculated by dividing total non-interest expense (excluding credit loss provisions) by net interest income plus noninterest income (excluding net gains and losses on the sale of securities and assets and impairment write-down on securities). Additionally, taxes are not part of this calculation.

For the nine months ended September 30, 2008, net income available to common shareholders was $61.8 million ($1.37 per common share on a diluted basis) compared with $67.1 million ($1.56 per common share on a diluted basis) for the same period in 2007, a decrease in net income of $5.2 million or 7.8%. The decrease was due to a $9.1 million after-tax ($14.0 million pre-tax) impairment charge on Fannie Mae and Freddie Mac perpetual preferred securities. The Company posted returns on average common equity of 6.97% and 8.62%, returns on average assets of 1.25% and 1.47% and efficiency ratios of 45.51% and 46.58% for the nine months ended September 30, 2008 and 2007, respectively.

Net Interest Income

The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.”

Net interest income on a tax equivalent basis was $58.5 million for the quarter ended September 30, 2008 compared with $52.2 million for the quarter ended September 30, 2007, an increase of $6.3 million, or 12.1%. Net interest income increased as a result of an increase in average interest-earning assets and rates paid on interest-bearing liabilities decreasing at a faster pace than the yield on interest-earning assets. Interest-earning assets increased to $5.60 billion for the quarter ended September 30, 2008 compared with $5.09 billion for the quarter ended September 30, 2007, an increase of $513.6 million, or 10.1%. The increase in average interest-earning assets was primarily attributable to increases in average loans and securities in the quarter ended September 30, 2008 compared with the quarter ended September 30, 2007 resulting from the 1st Choice and Bank of Navasota acquisitions.

The net interest margin on a tax equivalent basis increased to 4.15% for the quarter ended September 30, 2008 compared with 4.07% for the quarter ended September 30, 2007. The average rate paid on interest-bearing liabilities decreased 120 basis points from 3.73% for the quarter ended September 30, 2007 compared with 2.53% for the quarter ended September 30, 2008, while the average yield on earning assets decreased 83 basis points from 6.86% for the quarter ended September 30, 2007 compared with 6.03% for the quarter ended September 30, 2008. Average interest-bearing liabilities increased $357.9 million and average interest-earning assets increased $513.6 million for the same periods.

Net interest income on a tax equivalent basis increased $14.9 million, or 9.9%, to $166.0 million for the nine months ended September 30, 2008 compared with $151.1 million for the same period in 2007. This increase was mainly attributable to higher average interest-earning assets resulting from an increase in average loans and securities due to the acquisition of 1st Choice and Bank of Navasota and the full-year effect of the TXUI acquisition and rates paid on interest-bearing liabilities decreasing at a faster pace than the yield on interest-earning assets. The net interest margin on a tax equivalent basis for the nine months ended September 30, 2007 increased 6 basis points to 4.10% compared with 4.04% for the same period in 2007. The average rate paid on interest-bearing liabilities decreased 84 basis points from 3.67% for the nine months ended September 30, 2007 compared with 2.83% for the same period in 2008 and the average yield on earning assets decreased 61 basis points from 6.82% for the nine months ended September 30, 2007 compared with 6.21% for the nine months ended September 30, 2008.

The following tables set forth, for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the quarters ended September 30, 2008 and 2007 and the nine months ended September 30, 2008 and 2007. The tables also set forth the average rate paid on total interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Except as indicated in the footnotes, no tax-equivalent adjustments were made and all average balances are daily average balances. Any nonaccruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended September 30,
	2008			2007
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (4)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (4)
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$3,289,203	$56,925	6.89%	$3,143,076	$64,036	8.08%
Securities (1)	2,292,571	27,834	4.86	1,892,030	23,316	4.93
Federal funds sold and other temporary investments	18,854	87	1.84	51,880	652	4.99

Total interest-earning assets	5,600,628	84,846	6.03%	5,086,986	88,004	6.86%

Less allowance for credit losses	(33,746)			(35,862)

Total interest-earning assets, net of allowance	5,566,882			5,051,124
Noninterest-earning assets	1,234,567			1,182,150

Total assets	$6,801,449			$6,233,274

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$712,741	$1,565	0.87%	$795,016	$3,880	1.94%
Savings and money market accounts	1,439,838	6,783	1.87	1,214,542	9,503	3.10
Certificates of deposit	1,767,712	15,526	3.49	1,567,848	18,411	4.66
Junior subordinated debentures	92,265	1,410	6.08	119,328	2,358	7.84
Securities sold under repurchase agreements	95,533	631	2.63	82,973	935	4.47
Federal funds purchased and other borrowings	146,172	1,125	3.06	116,609	1,548	5.27

Total interest-bearing liabilities	4,254,261	27,040	2.53%	3,896,316	36,635	3.73%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	1,266,924			1,170,352
Other liabilities	55,105			66,678

Total liabilities	5,576,290			5,133,346

Shareholders’ equity	1,225,159			1,099,928

Total liabilities and shareholders’ equity	$6,801,449			$6,233,274

Net interest rate spread			3.50%			3.13%
Net interest income and margin (2)		$57,806	4.11%		$51,369	4.01%

Net interest income and margin (tax-equivalent basis) (3)		$58,471	4.15%		$52,182	4.07%

(1)	Yield is based on amortized cost and does not include any component of unrealized gains or losses.

(2)	The net interest margin is equal to net interest income divided by average interest-earning assets.

(3)	In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35%.

(4)	Annualized. Average yield and average rate are calculated on an actual/365 or actual/366 day basis except for the average yield on securities which is calculated on a 30/360 day basis.

	Nine Months Ended September 30,
	2008			2007
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (4)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (4)
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$3,212,176	$171,393	7.13%	$3,078,065	$185,919	8.08%
Securities (1)	2,134,396	78,473	4.90	1,865,847	67,021	4.79
Federal funds sold and other temporary investments	61,264	1,424	3.10	58,117	2,228	5.13

Total interest-earning assets	5,407,836	251,290	6.21%	5,002,029	255,168	6.82%

Less allowance for credit losses	(32,839)			(34,742)

Total interest-earning assets, net of allowance	5,374,997			4,967,287
Noninterest-earning assets	1,213,656			1,119,480

Total assets	$6,588,653			$6,086,767

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$775,730	$6,338	1.09%	$830,770	$12,803	2.06%
Savings and money market accounts	1,354,694	20,875	2.06	1,211,118	26,800	2.96
Certificates of deposit	1,712,402	50,816	3.96	1,536,277	52,725	4.59
Junior subordinated debentures	101,429	4,987	6.57	128,522	7,852	8.17
Securities sold under repurchase agreements	81,390	1,809	2.97	72,724	2,319	4.26
Federal funds purchased and other borrowings	106,572	2,693	3.38	97,757	3,867	5.29

Total interest-bearing liabilities	4,132,217	87,518	2.83%	3,877,168	106,366	3.67%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	1,212,379			1,123,452
Other liabilities	61,405			48,678

Total liabilities	5,406,001			5,049,298

Shareholders’ equity	1,182,652			1,037,469

Total liabilities and shareholders’ equity	$6,588,653			$6,086,767

Net interest rate spread			3.38%			3.15%
Net interest income and margin (2)		$163,772	4.05%		$148,802	3.98%

Net interest income and margin (tax-equivalent basis) (3)		$165,995	4.10%		$151,088	4.04%

(1)	Yield is based on amortized cost and does not include any component of unrealized gains or losses.

(2)	The net interest margin is equal to net interest income divided by average interest-earning assets.

(3)	In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35%.

(4)	Annualized. Average yield and average rate are calculated on an actual/365 or actual/366 day basis except for the average yield on securities which is calculated on a 30/360 day basis.

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

	Three Months Ended September 30,
	2008 vs. 2007
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$2,977	$(10,088)	$(7,111)
Securities	4,936	(418)	4,518
Federal funds sold and other temporary investments	(415)	(150)	(565)

Total increase in interest income	7,498	(10,656)	(3,158)

Interest-bearing liabilities:
Interest-bearing demand deposits	(402)	(1,913)	(2,315)
Savings and money market accounts	1,763	(4,483)	(2,720)
Certificates of deposit	2,347	(5,232)	(2,885)
Junior subordinated debentures	(535)	(413)	(948)
Securities sold under repurchase agreements	142	(446)	(304)
Federal funds purchased and other borrowings	392	(815)	(423)

Total increase in interest expense	3,707	(13,302)	(9,595)

Increase in net interest income	$3,791	$2,646	$6,437

	Nine Months Ended September 30,
	2008 vs. 2007
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$8,100	$(22,626)	$(14,526)
Securities	9,646	1,806	11,452
Federal funds sold and other temporary investments	121	(925)	(804)

Total increase in interest income	17,867	(21,745)	(3,878)

Interest-bearing liabilities:
Interest-bearing demand deposits	(848)	(5,617)	(6,465)
Savings and money market accounts	3,177	(9,102)	(5,925)
Certificates of deposit	6,045	(7,954)	(1,909)
Junior subordinated debentures	(1,655)	(1,210)	(2,865)
Securities sold under repurchase agreements	276	(786)	(510)
Federal funds purchased and other borrowings	349	(1,523)	(1,174)

Total increase in interest expense	7,344	(26,192)	(18,848)

Increase (decrease) in net interest income	$10,523	$4,447	$14,970

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

The Company made a $1.7 million provision for credit losses for the quarter ended September 30, 2008 and a $75,000 provision for the quarter ended September 30, 2007. The Company made a $3.9 million provision for credit losses for the nine months ended September 30, 2008 and a $640,000 provision for the nine months ended September 30, 2007. Both increases were primarily due to increased charge-offs. The ratio of the allowance for credit losses to end of period nonperforming loans was 496.8% at September 30, 2008 compared with 634.7% at December 31, 2007. The ratio of allowance for credit losses to total loans was 1.05% at September 30, 2008 compared with 1.04% at December 31, 2007. For the quarter ended September 30, 2008, net charge-offs were $1.8 million compared with net charge-offs of $1.3 million for the quarter ended September 30, 2007. Net charge-offs were $4.6 million for the nine months ended September 30, 2008 compared with $2.5 million for the nine months ended September 30, 2007.

Noninterest Income

The Company’s primary sources of noninterest income are service charges on deposit accounts, which includes insufficient funds charges and other banking-related service fees. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method. Banking-related service fees include check cashing fees, official check fees, safe deposit box rent and currency handling fees. Noninterest income totaled $13.1 million for the three months ended September 30, 2008 compared with $14.2 million for the same period in 2007, a decrease of $1.0 million, or 7.4%. Noninterest income decreased $813,000, or 2.0%, to $38.9 million for the nine months ended September 30, 2008 compared with $39.7 million for the same period in 2007. The decreases during both periods were primarily due to decreases in gains on sales of held for sale loans and sales of other real estate, partially offset by an increase in insufficient funds charges and customer service charges which mainly resulted from an increase in the number of accounts due to the acquisition of 1st Choice, Bank of Navasota and the six branches of Banco Popular. At September 30, 2008, the three acquisitions added approximately 22,000 deposit accounts and over 10,000 debit cards.

The net gain on sale of held for sale loans was $46,000 for the three months ended September 30, 2008 compared with $269,000 for the three months ended September 30, 2007. The net gain on sale of held for sale loans was $229,000 for the nine months ended September 30, 2008 compared with $1.2 million for the same period in 2007. In February 2007, the Company acquired a mortgage operations division in the TXUI acquisition that originated mortgage loans for sale into the secondary market. Beginning in the fourth quarter of 2007, the Company ceased originating mortgage loans for sale into the secondary market. The Company will continue to recognize gains and losses in future periods on loans originated prior to September 30, 2007.

Investment and trust income was $104,000 for the three months ended September 30, 2008 compared with $170,000 for the three months ended September 30, 2007. Investment and trust income was $272,000 for the nine months ended September 30, 2008 compared with $1.1 million for the same period in 2007. The decrease in both periods was due to the dissolution in the second quarter of 2007 of the trust department acquired in the TXUI acquisition.

The net loss on sale of other real estate was $210,000 for the three months ended September 30, 2008 compared with a net gain of $452,000 for the three months ended September 30, 2007. The net loss on sale of other real estate was $648,000 for the nine months ended September 30, 2008 compared with a net gain of $552,000 for the same period in 2007.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Service charges on deposit accounts	$11,348	$10,785	$32,581	$29,908
Banking-related service fees	522	445	1,446	1,287
Brokered mortgage income	74	188	296	574
Investment and trust income	104	170	272	1,146
Income from leased assets	315	353	997	980
Bank owned life insurance income (BOLI)	408	504	1,313	1,402
Net gain on sale of assets	34	187	715	182
Net gain on sale of securities	—	58	—	58
Net (loss) gain on sale of other real estate	(210)	452	(648)	552
Net gain on sale of held for sale loans	46	269	229	1,202
Other noninterest income	476	748	1,661	2,384

Total noninterest income	$13,117	$14,159	$38,862	$39,675

Noninterest Expense

Noninterest expense totaled $46.2 million for the quarter ended September 30, 2008 compared with $30.1 million for the quarter ended September 30, 2007, an increase of $16.1 million, or 53.7%. Noninterest expense totaled $106.2 million for the nine months ended September 30, 2008 compared with $87.4 million for the nine months ended September 30, 2007, an increase of $18.8 million, or 21.5%. The increase in both periods was primarily due to the Company taking a $14.0 million pre-tax impairment charge on the write-down of its Fannie Mae and Freddie Mac perpetual preferred securities and an increase in salaries and employee benefits. The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Salaries and employee benefits (1)	$17,526	$16,365	$50,407	$48,163

Non-staff expenses:
Occupancy and equipment expense	3,088	2,665	8,765	7,759
Depreciation	1,955	1,895	5,812	5,656
Data processing	1,319	1,290	3,971	3,447
Communications expense	1,631	1,665	4,800	4,639
Professional fees	486	408	1,030	1,244
Regulatory assessments and FDIC insurance	346	218	892	756
Ad valorem and franchise taxes	750	689	2,111	1,974
Core deposit intangibles amortization	2,562	2,586	7,513	7,297
Impairment charge on write-down of securities	14,025	—	14,025	—
Other	2,542	2,306	6,884	6,495

Total non-staff expenses	28,704	13,722	55,803	39,267

Total noninterest expense	$46,230	$30,087	$106,210	$87,430

(1)	Includes stock-based compensation expense of $470,000 and $534,000 for the three months ended September 30, 2008 and 2007, respectively, and $1.1 million and $1.5 million for the nine months ended September 30, 2008 and 2007, respectively.

Salaries and employee benefit expenses were $17.5 million for the quarter ended September 30, 2008 compared with $16.4 million for the quarter ended September 30, 2007, an increase of $1.2 million, or 7.1%. For the nine months ended September 30, 2008, salaries and employee benefit expenses were $50.4 million, an increase of 2.2 million or 4.7% compared with $48.2 million for the nine months ended September 30, 2007. The increase during both periods was principally due to routine annual salary increases and incentive programs. The number of full-time equivalent (FTE) associates employed by the Company was 1,366 at September 30, 2008 and 1,369 at September 30, 2007.

Non-staff expenses increased $15.0 million, or 109.2%, to $28.7 million for the quarter ended September 30, 2008 compared with $13.7 million during the same period in 2007. Non-staff expenses increased $16.5 million, or 42.1%, to $55.8 million for the nine months ended September 30, 2008 compared to $39.3 million during the same period in 2007. The increases during both periods were principally due to the Company taking the $14.0 million pre-tax impairment charge and the increase in general operating costs associated with the acquisitions completed in 2007 and 2008.

Income Taxes

Income tax expense decreased $4.0 million, or 34.5%, to $7.5 million for the quarter ended September 30, 2008 compared with $11.5 million for the same period in 2007. For the nine months ended September 30, 2008, income tax expense totaled $30.7 million, a decrease of $2.6 million or 7.8% compared with $33.3 million for the same period in 2007. Both decreases were primarily attributable to lower pretax net earnings for the quarter and nine months ended September 30, 2008 when compared to the same periods in 2007. The effective tax rates for the three months ended September 30, 2008 and 2007 and the nine months ended September 30, 2008 and 2007 were 32.8%, 32.6%, 33.2% and 33.2%, respectively.

FINANCIAL CONDITION

Loan Portfolio

Total loans were $3.25 billion at September 30, 2008, an increase of $105.7 million or 3.4% compared with $3.14 billion at December 31, 2007. The increase was primarily due to loans acquired in the 1st Choice acquisition. At September 30, 2008, loans outstanding acquired from 1st Choice totaled $182.8 million.

The following table summarizes the loan portfolio of the Company by type of loan as of September 30, 2008 and December 31, 2007:

	September 30, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$453,674	14.0%	$436,338	13.9%
Real estate:
Construction and land development	626,443	19.3	683,171	21.7
1-4 family residential	574,583	17.7	526,338	16.7
Home equity	95,962	3.0	93,877	3.0
Commercial mortgages	1,167,802	35.9	1,075,285	34.3
Farmland	82,272	2.5	63,873	2.0
Multifamily residential	61,417	1.9	73,424	2.3
Agriculture	50,851	1.6	50,146	1.6
Consumer (net of unearned discount)	119,188	3.6	123,213	3.9
Other	16,425	0.5	17,306	0.6

Total loans	$3,248,617	100.0%	$3,142,971	100.0%

Nonperforming Assets

The Company had $14.5 million in nonperforming assets at September 30, 2008 and $15.4 million in nonperforming assets at December 31, 2007, a decrease of $854,000 or 5.5%. The ratio of nonperforming assets to loans and other real estate was 0.45% at September 30, 2008 compared with 0.49% at December 31, 2007.

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

The following table presents information regarding nonperforming assets as of the dates indicated:

	September 30, 2008	December 31, 2007
	(Dollars in thousands)
Nonaccrual loans	$2,757	$1,035
Restructured loans	—	—
Accruing loans 90 or more days past due	4,083	4,092

Total nonperforming loans	6,840	5,127
Repossessed assets	158	56
Other real estate	7,538	10,207

Total nonperforming assets	$14,536	$15,390

Nonperforming assets to total loans and other real estate	0.45%	0.49%

Allowance for Credit Losses

Management actively monitors the Company’s asset quality and provides specific loss allowances when necessary. Loans are charged-off against the allowance for credit losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. As of September 30, 2008, the allowance for credit losses amounted to $34.0 million, or 1.05% of total loans, compared with $32.5 million, or 1.04% of total loans, at December 31, 2007.

Set forth below is an analysis of the allowance for credit losses for the nine months ended September 30, 2008 and the year ended December 31, 2007:

	As of and for the Nine Months Ended September 30, 2008	As of and for the Year Ended December 31, 2007
	(Dollars in thousands)
Average loans outstanding	$3,212,176	$3,092,797

Gross loans outstanding at end of period	$3,248,617	$3,142,971

Allowance for credit losses at beginning of period	$32,543	$23,990
Balance acquired with acquisitions	2,182	13,386
Provision for credit losses	3,867	760
Charge-offs:
Commercial and industrial	(1,206)	(1,045)
Real estate and agriculture	(2,727)	(4,143)
Consumer	(1,927)	(2,974)
Recoveries:
Commercial and industrial	264	1,175
Real estate and agriculture	179	208
Consumer	806	1,186

Net charge-offs	(4,611)	(5,593)

Allowance for credit losses at end of period	$33,981	$32,543

Ratio of allowance to end of period loans	1.05%	1.04%
Ratio of net charge-offs to average loans (annualized)	0.19%	0.18%
Ratio of allowance to end of period nonperforming loans	496.8%	634.7%

Securities

Carrying cost of securities totaled $2.29 billion at September 30, 2008 compared with $1.86 billion at December 31, 2007, an increase of $436.8 million or 23.5%. The increase was principally due to securities acquired in the 1st Choice acquisition. At September 30, 2008, securities represented 33.8% of total assets compared with 29.2% of total assets at December 31, 2007.

The following table summarizes the amortized cost of securities as of the dates shown (available-for-sale securities are not adjusted for unrealized gains or losses):

	September 30, 2008	December 31, 2007
	(In thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$65,829	$229,119
70% nontaxable preferred stock	—	14,025
States and political subdivisions	84,527	87,517
Corporate debt securities	3,220	3,215
Collateralized mortgage obligations	188,899	223,952
Mortgage-backed securities	1,935,419	1,282,338
Qualified Zone Academy Bond (QZAB)	8,000	8,000
Equity securities	7,288	7,260

Total amortized cost	$2,293,182	$1,855,426

Total fair value	$2,313,910	$1,858,042

In the third quarter of 2008, as a result of actions taken in September 2008 by the Treasury Department and FHFA with respect to Fannie Mae and Freddie Mac, the Company recorded an other-than-temporary impairment write-down on its Fannie Mae and Freddie Mac perpetual preferred stock, included in the table above as 70% nontaxable preferred stock, of $14.0 million pre-tax ($9.1 million after-tax) which represents the Company’s full carrying cost of its investment.

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

Management has the ability and intent to hold the securities classified as held to maturity until they mature, at which time the Company will receive full value for the securities. Further, management has the ability and intent to hold the securities classified as available for sale that were in a loss position as of September 30, 2008 for a period of time sufficient for a recovery of cost. Management has determined the unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased and expects the fair value to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management has determined none of the Company’s securities are impaired due to reasons of credit quality. Accordingly, as of September 30, 2008, management has determined any impairment in the Company’s securities is temporary and no impairment loss has been realized in the Company’s consolidated income statement other than the $14.0 million pre-tax charge related to the Company’s Fannie Mae and Freddie Mac perpetual preferred stock described above.

Bank Premises and Equipment

Premises and equipment, net of accumulated depreciation, totaled $123.8 million and $120.0 million at September 30, 2008 and December 31, 2007, respectively, an increase of $3.8 million or 3.2%. The increase was primarily due to banking centers added from the acquisition of 1st Choice and the six branches of Banco Popular.

Deposits

Total deposits were $5.10 billion at September 30, 2008 compared with $4.97 billion at December 31, 2007, an increase of $138.4 million or 2.8%. The increase was primarily due to deposits assumed in the acquisition of six branches of

Banco Popular and 1st Choice. At September 30, 2008, deposits attributed to these two acquisitions totaled $381.0 million. At September 30, 2008, noninterest-bearing deposits accounted for approximately 24.8% of total deposits compared with 23.5% of total deposits at December 31, 2007. Interest-bearing demand deposits totaled $3.84 billion or 75.2% of total deposits at September 30, 2008 compared with $3.80 billion or 76.5% of total deposits at December 31, 2007.

The following table summarizes the daily average balances and weighted average rates paid on deposits for the periods presented below:

	Nine Months Ended September 30, 2008		Year Ended December 31, 2007
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Interest-bearing demand	$775,730	1.09%	$829,757	1.97%
Regular savings	242,431	0.75	222,397	0.99
Money market savings	1,112,263	2.34	983,187	3.34
Time deposits	1,712,402	3.96	1,549,064	4.60

Total interest-bearing deposits	3,842,826	2.71	3,584,405	3.42
Noninterest-bearing deposits	1,212,379	—	1,143,114	—

Total deposits	$5,055,205	2.06%	$4,727,519	2.60%

Other Borrowings

The Company utilizes borrowings to supplement deposits to fund its lending and investment activities. Borrowings consist of funds from the Federal Home Loan Bank (“FHLB”) and correspondent banks. FHLB advances are considered short-term, overnight borrowings. At September 30, 2008, the Company had $219.7 million in FHLB borrowings, of which $190.0 million consisted of FHLB advances and $29.7 million consisted of long-term FHLB notes payable compared with $31.5 million in FHLB borrowings at December 31, 2007, all of which consisted of long-term FHLB notes payable. The $188.2 million increase was primarily attributable to the $190.0 million outstanding FHLB advance. The maturity dates on the FHLB notes payable range from the years 2009 to 2028 and have interest rates ranging from 3.08% to 6.12%. The highest outstanding balance of FHLB advances during the nine months ended September 30, 2008 was $280.0 million compared with $240.0 million during the year ended December 31, 2007. The Company had no federal funds purchased at September 30, 2008 or December 31, 2007.

At September 30, 2008, the Company had $100.3 million in securities sold under repurchase agreements compared with $84.6 million at December 31, 2007, an increase of $15.7 million or 18.6%. The increase was primarily due to normal customer activity.

The following table presents the Company’s borrowings at September 30, 2008 and December 31, 2007:

	September 30, 2008	December 31, 2007
	(In thousands)
FHLB advances	$190,000	$—
FHLB long-term notes payable	29,671	31,466

Total other borrowings	219,671	31,466
Securities sold under repurchase agreements	100,310	84,581

Total	$319,981	$116,047

Junior Subordinated Debentures

At September 30, 2008 and December 31, 2007, the Company had outstanding $92.3 million and $112.9 million, respectively, in junior subordinated debentures issued to the Company’s unconsolidated subsidiary trusts. The decrease of $20.6 million was due to the Company’s redemption of $10.3 million in junior subordinated debentures issued to each of SNB Statutory Trust II and SNB Capital Trust III on June 26, 2008 and April 7, 2008, respectively. Each issue of debentures redeemed bore interest at a floating rate of 3 month LIBOR + 3.15%. The trusts in turn redeemed in full the trust preferred securities and common securities they issued.

A summary of pertinent information related to the Company’s eight issues of junior subordinated debentures outstanding at September 30, 2008 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate(1)	Junior Subordinated Debt Owed to Trusts	Maturity Date(2)
Prosperity Statutory Trust II	July 31, 2001	$15,000,000	3 month LIBOR + 3.58%, not to exceed 12.50%	$15,464,000	July 31, 2031
Prosperity Statutory Trust III	Aug. 15, 2003	12,500,000	3 month LIBOR +3.00%(3)	12,887,000	Sept. 17, 2033
Prosperity Statutory Trust IV	Dec. 30, 2003	12,500,000	6.50%(4)	12,887,000	Dec. 30, 2033
SNB Capital Trust IV(5)	Sept. 25, 2003	10,000,000	3 month LIBOR +3.00%	10,310,000	Sept. 25, 2033
TXUI Statutory Trust I(6)	Sept. 07, 2000	7,000,000	10.60%	7,210,000	Sept. 07, 2030
TXUI Statutory Trust II(6)	Dec. 19, 2003	5,000,000	6.45%(7)	5,155,000	Dec. 19, 2033
TXUI Statutory Trust III(6)	Nov. 30, 2005	15,500,000	3 month LIBOR +1.39%	15,980,000	Dec. 15, 2035
TXUI Statutory Trust IV(6)	Mar. 31, 2006	12,000,000	3 month LIBOR +1.39%	12,372,000	June 30, 2036

(1)	The 3-month LIBOR in effect as of September 30, 2008 was 4.05%.
(2)	All debentures are callable five years from issuance date except for TXUI Statutory Trust I which is callable ten years from issuance date.
(3)	The debentures bore a fixed interest rate of 6.50% until September 17, 2008, when the rate began to float on a quarterly basis based on the three-month LIBOR plus 3.00%.
(4)	The debentures bear a fixed interest rate until December 30, 2008, when the rate begins to float on a quarterly basis based on the three-month LIBOR plus 2.85%.
(5)	Assumed in connection with the SNB acquisition on April 1, 2006.
(6)	Assumed in connection with the TXUI acquisition on January 31, 2007.
(7)	The debentures bear a fixed interest rate until December 19, 2008, when the rate begins to float on a quarterly basis based on the three-month LIBOR plus 2.85%.

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

Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of September 30, 2008, the Company had cash and cash equivalents of $184.9 million compared with $371.1 million at December 31, 2007. The decrease of $186.2 million is primarily related to a reduction in federal funds sold of $167.3 million.

Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of September 30, 2008 (other than deposit obligations). The Company’s future cash payments associated with its contractual obligations pursuant to its junior subordinated debentures, FHLB notes payable and operating leases as of September 30, 2008 are summarized below. Payments for FHLB notes payable includes interest of $6.9 million that will be paid over the future periods presented. Payments related to leases are based on actual payments specified in underlying contracts.

	Payments due in:
	Remaining Fiscal 2008	Fiscal 2009-2010	Fiscal 2011-2012	Thereafter	Total
	(In thousands)
Junior subordinated debentures	$—	$—	$—	$92,265	$92,265
Federal Home Loan Bank notes payable	448	17,621	4,013	14,440	36,522
Operating leases	889	5,412	2,975	2,688	11,964

Total	$1,337	$23,033	$6,988	$109,393	$140,751

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

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit as of September 30, 2008 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	Remaining Fiscal 2008	Fiscal 2009-2010	Fiscal 2011-2012	Thereafter	Total
	(In thousands)
Standby letters of credit	$14,315	$12,206	$962	$347	$27,830
Commitments to extend credit	190,848	341,224	8,477	98,708	639,257

Total	$205,163	$353,430	$9,439	$99,055	$667,087

Capital Resources

Total shareholders’ equity was $1.23 billion at September 30, 2008 compared with $1.13 billion at December 31, 2007, an increase of $101.7 million or 9.0%. The increase was due primarily to net earnings of $61.8 million, the issuance of common stock in connection with the 1st Choice acquisition of $56.1 million and the issuance of common stock in connection with the exercise of stock options of $2.5 million, partially offset by dividends paid of $17.0 million for the nine months ended September 30, 2008.

Both the Board of Governors of the Federal Reserve System with respect to the Company, and the Federal Deposit Insurance Corporation (“FDIC”) with respect to the Bank, have established certain minimum risk-based capital standards that apply to bank holding companies and federally insured banks. The following table sets forth the Company’s total risk-based capital, Tier 1 risk-based capital, and Tier 1 to average assets (leverage) ratios as of September 30, 2008:

Consolidated Capital Ratios:
Total capital (to risk weighted assets)	14.21%
Tier 1 capital (to risk weighted assets)	13.24%
Tier 1 capital (to average assets)	7.75%

As of September 30, 2008, the Bank’s risk-based capital ratios were above the levels required for the Bank to be designated as “well capitalized” by the FDIC. The following table sets forth the Bank’s total risk-based capital, Tier 1 risk-based capital, and Tier 1 to average assets (leverage) capital ratios as of September 30, 2008:

Capital Ratios (Bank Only):
Total capital (to risk weighted assets)	13.62%
Tier 1 capital (to risk weighted assets)	12.64%
Tier 1 capital (to average assets)	7.39%

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company manages market risk, which for the Company is primarily interest rate risk, through its Asset Liability Committee which is composed of senior officers of the Company, in accordance with policies approved by the Company’s Board of Directors.

The Company uses simulation analysis to examine the potential effects of market changes on net interest income and market value. The Company considers macroeconomic variables, Company strategy, liquidity and other factors as it quantifies market risk. See the Company’s Annual Report on Form 10-K, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Interest Rate Sensitivity and Liquidity” which was filed on February 29, 2008 for further discussion.

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not Applicable

ITEM 1A. RISK FACTORS

Except for the addition of the risk factors described below, there has been no material change in the risk factors previously disclosed under “Item 1A. Risk Factors” of the Company’s 2007 Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on February 29, 2008.

The current economic environment poses significant challenges for the Company and could adversely affect its financial condition and results of operations.

The Company is operating in a challenging and uncertain economic environment, including generally uncertain conditions nationally and locally in its markets. Financial institutions continue to be affected by declines in the real estate market and constrained financial markets. The Company retains direct exposure to the residential and commercial real estate markets, and it is affected by these events. Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including job losses, could have an adverse affect on the Company’s borrowers or their customers, which could adversely affect the Company’s financial conditions and results of operations. In addition, a possible national economic recession or further deterioration in local economic conditions in the Company’s markets could drive losses beyond that which is provided for in its allowance for loan losses and result in the following consequences:

•	increases in loan delinquencies;

•	increases in nonperforming assets and foreclosures;

•	decreases in demand for the Company’s products and services, which could adversely affect its liquidity position; and

•	decreases in the value of the collateral securing the Company’s loans, especially real estate, which could reduce customers’ borrowing power.

Treasury and the FDIC have initiated programs to address economic stabilization, yet the efficacy of these programs in stabilizing the economy and the banking system at large are uncertain. Further, details as to the Company’s participation or access to such programs and their subsequent impact on the Company’s business, prospects, financial condition and results of operation remain uncertain.

Current levels of market volatility are unprecedented and could adversely impact the Company’s results of operation and access to capital.

The capital and credit markets have been experiencing volatility and disruption for more than 12 months. In recent weeks, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength. If the current levels of market disruption and volatility continue or worsen, there can be no assurance that the Company will not experience further adverse effects, which may be material, on its ability to access capital and on its results of operations.

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

PROSPERITY BANCSHARES, INC.SM
(Registrant)

Date: 11/06/08	/s/ David Zalman
David Zalman
Chairman and Chief Executive Officer

Date: 11/06/08	/s/ David Hollaway
David Hollaway
Chief Financial Officer