Form 10-K
period 2008-12-31
PROSPERITY BANCSHARES INC
filed 2009-03-02
CIK 1068851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of Common Stock held by non-affiliates as of June 30, 2008, based on the closing price of the Common Stock on the NASDAQ Global Select Market on June 30, 2008 was approximately $1.10 billion.

As of February 20, 2009, the number of outstanding shares of Common Stock was 46,091,297.

Documents Incorporated by Reference:

Portions of the Company’s Proxy Statement relating to the 2009 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2008, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

PROSPERITY BANCSHARES, INC.®

2008 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1. BUSINESS

General

Prosperity Bancshares, Inc.®, a Texas corporation (the “Company”), was formed in 1983 as a vehicle to acquire the former Allied Bank in Edna, Texas which was chartered in 1949 as The First National Bank of Edna. The Company is a registered financial holding company that derives substantially all of its revenues and income from the operation of its bank subsidiary, Prosperity Bank® (“Prosperity Bank® ” or the “Bank”). The Bank provides a broad line of financial products and services to small and medium-sized businesses and consumers. As of December 31, 2008, the Bank operated one hundred sixty-eight (168) full-service banking locations; with fifty-three (53) in the Greater Houston Consolidated Metropolitan Statistical Area (“CMSA”), twenty-seven (27) in the South Texas area including Corpus Christi and Victoria, forty-three (43) in the Central Texas area including Austin and Bryan/College Station,, twenty-one (21) in East Texas and twenty-four (24) in the Dallas/Fort Worth, Texas area. The Greater Houston CMSA includes Austin, Brazoria, Chambers, Fort Bend, Galveston, Harris, Liberty, Montgomery, San Jacinto and Waller counties. The Bank intends to consolidate ten (10) of these banking centers, all of which were former Franklin Bank locations, with nearby banking centers in the first quarter of 2009. The Company’s headquarters are located at Prosperity Bank Plaza, 4295 San Felipe in Houston, Texas and its telephone number is (281) 269-7199. The Company’s website address is www.prosperitybanktx.com.

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

From December 31, 1998 through December 31, 2008, the Company grew through internal growth and the completion of the following acquisitions:

Acquired Entity	Acquired Bank	Completion Date	Number of Banking Centers As of December 31, 2008(1)
South Texas Bancshares, Inc.	Commercial State Bank	1999	3
Compass Bank (5 branches)	N/A	2000	4
Commercial Bancshares, Inc.	Heritage Bank	2001	12
Texas Guaranty Bank, N.A.	Same	2002	2
The First State Bank of Needville	Same	2002	—	(2)
Paradigm Bancorporation, Inc.	Paradigm Bank Texas	2002	8
Southwest Bank Holding Company	Bank of the Southwest	2002	2
First National Bank of Bay City	Same	2002	—	(2)
Abrams Centre Bancshares, Inc.	Abrams Centre National Bank	2003	1
Dallas Bancshares, Inc.	BankDallas	2003	1
MainBancorp, Inc.	mainbank, n.a.	2003	3
First State Bank of North Texas	Same	2003	3
Liberty Bancshares, Inc.	Liberty Bank, S.S.B.	2004	4
Village Bank and Trust, s.s.b	Same	2004	1
First Capital Bankers, Inc.	FirstCapital Bank, s.s.b.	2005	20
Grapeland Bancshares, Inc.	First State Bank of Grapeland	2005	2
SNB Bancshares, Inc	Southern National Bank of Texas	2006	6	(3)
Texas United Bancshares, Inc	State Bank, GNB Financial, n.a., Gateway National Bank and Northwest Bank	2007	34
The Bank of Navasota	Same	2007	1
Banco Popular, NA (6 branches)	N/A	2008	5
1st Choice Bancorp	1st Choice Bank	2008	1
Franklin Bank (45 branches)	N/A	2008	45	(4)

(1)	The number of banking centers added does not include any locations of the acquired entity that were closed and consolidated with existing banking centers of the Company upon consummation of the transaction or closed after consummation of the transaction.
(2)	The only banking center of the acquired entity was closed and consolidated into an existing banking center of the Company.
(3)	Included one banking center under construction at the time of consummation.
(4)	Includes ten (10) banking centers that will be closed and consolidated with existing banking centers in the first quarter of 2009.

Recent Market Developments

In recent months, new laws and regulations have been enacted in response to the deterioration in economic conditions, market volatility and related credit and liquidity issues. One such law, the Emergency Economic Stabilization Act of 2008 (“EESA”) granted the U.S. Treasury the authority to take a range of actions for the purpose of stabilizing and providing liquidity to the U.S. financial markets and included several programs, including the direct purchase by the U.S. Treasury of equity of healthy financial institutions under the Capital Purchase Program. The Company elected not to participate in the Capital Purchase Program. For additional details about the recent legislative initiatives, please refer to the section captioned “Supervision and Regulation—Legislative Initiatives” in Part I, Item I of this Annual Report on Form 10-K.

2008 Acquisitions

On January 10, 2008, the Company completed its acquisition of six (6) Houston retail branches from Banco Popular North America. In connection with the acquisition, the Company assumed approximately $125.0 million in deposits and six (6) banking centers. In the second quarter of 2008, one banking center was closed and consolidated with a nearby Prosperity banking center.

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

On November 7, 2008, the Bank assumed approximately $3.6 billion of deposits and acquired certain assets from the FDIC, acting in its capacity as receiver for Franklin Bank (the “Franklin acquisition” or the “Franklin Bank acquisition”). The FDIC entered into a purchase and assumption agreement with the Bank, which paid a premium of $60.9 million to ensure that all deposits of Franklin Bank, both insured and uninsured, were transferred to it. Under terms of the purchase and assumption agreement, the Bank acquired certain assets from the FDIC, including approximately $350 million in U.S. Treasury and Agency Securities and approximately $360 million in performing loans. The remaining net proceeds were predominately invested in mortgage backed securities primarily issued by federal government agencies such as Ginnie Mae, Freddie Mac and Fannie Mae. The purchase and assumption transaction was accounted for as a business acquisition in accordance with SFAS 141.

The purchase and assumption agreement also provided the Bank with an option to purchase at fair value any or all of the owned premises of the banking offices of Franklin Bank and to assume the leases of the leased banking offices by providing written notice to the FDIC within 120 days after November 7, 2008. The Bank intends to purchase twenty-nine (29) of the owned banking offices for an aggregate purchase price of approximately $27.0 million and to assume the leases for six (6) banking offices. In addition, under the terms of the purchase and assumption agreement, the Bank is required to purchase the furniture, fixtures and equipment at any banking office it purchases or leases. Accordingly, the Bank intends to purchase approximately $2.0 million in furniture, fixtures and equipment from the FDIC. The Bank expects to complete these purchases in the second quarter of 2009.

While Franklin Bank operated forty-five (45) full service banking offices, the Company expects to continue to operate thirty-five (35) of these locations upon the completion of the operational integration expected to occur during the first quarter of 2009. The former Franklin Bank locations planned to be closed will be consolidated into nearby Prosperity Bank locations.

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

The Company has invested heavily in its officers and associates by recruiting talented officers in its market areas and providing them with economic incentive in the form of stock-based compensation and bonuses based on cross-selling performance. The senior management team has substantial experience in the Houston, Dallas, Austin, Bryan/College Station, East Texas, Corpus Christi and San Antonio markets and the surrounding communities in which the Company has a presence. Each banking center location is administered by a local president or manager with knowledge of the community and lending expertise in the specific industries found in the community. The Company entrusts its banking center Presidents and Managers with authority and flexibility within general parameters with respect to product pricing and decision making in order to avoid the bureaucratic structure of larger banks. The Company operates each banking center as a separate profit center, maintaining separate data with respect to each banking center’s net interest income, efficiency ratio, deposit growth, loan growth and overall profitability. Banking center presidents and managers are accountable for performance in these areas and compensated accordingly. The Company’s local banking centers have no 1-800 telephone numbers. Each banking center has its own listed local business telephone number. Customers are served by a local banker with decision making authority.

As of December 31, 2008, the Company and the Bank had 1,734 full-time equivalent associates, 619 of whom were officers of the Bank. The Company provides medical and hospitalization insurance to its full-time associates. The Company considers its relations with associates to be excellent. Neither the Company nor the Bank is a party to any collective bargaining agreement.

Banking Activities

The Company, through the Bank, offers a variety of traditional loan and deposit products to its customers, which consist primarily of consumers and small and medium-sized businesses. The Bank tailors its products to the specific needs of customers in a given market. At December 31, 2008, the Bank maintained approximately 395,000 separate deposit accounts including certificates of deposit, 42,000 separate loan accounts and 20.9% of the Bank’s total deposits were noninterest-bearing demand deposits. For the year ended December 31, 2008, the Company’s average cost of funds was 2.08% and the Company’s average cost of deposits (excluding all borrowings) was 1.97%.

The Company has been an active real estate lender, with commercial mortgage and 1-4 family residential loans comprising 35.6% and 18.7% of the Company’s total loans as of December 31, 2008, respectively. The Company also offers commercial loans, loans for automobiles and other consumer durables, home equity loans, debit cards, internet banking and other cash management services and automated telephone banking. By offering certificates of deposit, interest checking accounts, savings accounts and overdraft protection at competitive rates, the Company gives its depositors a full range of traditional deposit products.

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

Increase Loan Volume and Diversify Loan Portfolio. While maintaining its conservative approach to lending, the Company has emphasized both new and existing loan products, focusing on growing its commercial mortgage and commercial loan portfolios. During the two-year period from December 31, 2006 to December 31, 2008, the Company’s commercial and industrial loans grew from $281.0 million to $482.5 million, or 71.7%, and represented 12.9% and 13.5% of the total portfolio, respectively. Commercial mortgages increased from $803.1 million to $1.27 billion, or 57.9%, and represented 36.9% and 35.6% of the total portfolio, respectively, for the same period. In addition, the Company targets professional service firms, including legal and medical practices, for both loans secured by owner-occupied premises and personal loans to their principals.

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

Competition

The banking business is highly competitive, and the profitability of the Company depends principally on its ability to compete in its market areas. The Company competes with other commercial banks, savings banks, savings and loan associations, credit unions, finance companies, mutual funds, insurance companies, brokerage and investment banking firms, asset-based nonbank lenders and certain other nonfinancial entities, including retail stores which may maintain their own credit programs and certain governmental organizations which may offer more favorable financing than the Company. The Company believes it has been able to compete effectively with other financial institutions by emphasizing customer service, technology and responsive decision-making with respect to loans, by establishing long-term customer relationships and building customer loyalty and by providing products and services designed to address the specific needs of its customers.

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

Under the Gramm-Leach-Bliley Act, a bank holding company may become a financial holding company by filing a declaration with the Federal Reserve Board if each of its subsidiary banks is well capitalized under the Federal Deposit Insurance Corporation Improvement Act prompt-corrective-action provisions, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act of 1977. The Company became a financial holding company on April 18, 2000.

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

Capital Adequacy Requirements. The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. The guidelines require a minimum ratio of total capital to total tangible risk-weighted assets of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 2008, the Company’s ratio of Tier 1 capital to total tangible risk-weighted assets was 10.27% and its ratio of total capital to total tangible risk-weighted assets was 11.17%. Tangible risk-weighted assets are calculated as total risk-weighted assets less intangible assets such as goodwill and core deposit intangibles.

In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total tangible consolidated assets. Certain highly rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies are required to maintain a leverage ratio of 4.0%. As of December 31, 2008, the Company’s leverage ratio was 5.68%.

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

Control Acquisitions. The Change in Bank Control Act (“CBCA”) prohibits a person or group of persons from acquiring “control” of a bank holding company unless the Federal Reserve Board has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve Board, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, such as the Company, would, under the circumstances set forth in the presumption, constitute acquisition of control of the Company.

In addition, the CBCA prohibits any entity from acquiring 25% (5% in the case of an acquiror that is a bank holding company) or more of a bank holding company’s or bank’s voting securities, or otherwise obtaining control or a controlling influence over a bank holding company or bank without the approval of the Federal Reserve Board. In most circumstances, an entity that owns 25% or more of the voting securities of a banking organization owns enough of the capital resources to have a controlling influence over such banking organization for purposes of the CBCA. On September 22, 2008, the Federal Reserve Board issued a policy statement on equity investments in bank holding companies and banks, which allows the Federal Reserve Board to generally be able to conclude that an entity’s investment is not “controlling” if the entity does not own in excess of 15% of the voting power and 33% of the total equity of the bank holding company or bank. Depending on the nature of the overall investment and the capital structure of the banking organization, the Federal Reserve Board will permit, based on the policy statement, noncontrolling investments in the form of voting and nonvoting shares that represent in the aggregate (i) less than one-third of the total equity of the banking organization (and less than one-third of any class of voting securities, assuming conversion of all convertible nonvoting securities held by the entity) and (ii) less than 15% of any class of voting securities of the banking organization.

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

The FDIC’s risk-based capital guidelines generally require state banks to have a minimum ratio of Tier 1 capital to total tangible risk-weighted assets of 4.0% and a ratio of total capital to total tangible risk-weighted assets of 8.0%. The capital categories have the same definitions for the Bank as for the Company. As of December 31, 2008, the Bank’s ratio of Tier 1 capital to total tangible risk-weighted assets was 10.00% and its ratio of total capital to total tangible risk-weighted assets was 10.91%.

The FDIC’s leverage guidelines require state banks to maintain Tier 1 capital of no less than 4.0% of average total tangible assets, except in the case of certain highly rated banks for which the requirement is 3.0% of average total assets. The Texas Banking Department has issued a policy which generally requires state chartered banks to maintain a leverage ratio (defined in accordance with federal capital guidelines) of 5.0%. As of December 31, 2008, the Bank’s ratio of Tier 1 capital to average total assets (leverage ratio) was 5.48%.

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

On January 1, 2009, the FDIC increased the DIF assessment rates as part of the FDIC’s DIF restoration plan. As a result, initial base assessment rates currently range from 12 to 14 basis points for Risk Category I institutions, 17 basis points for Risk Category II institutions, 35 basis points for Risk Category III institutions, and 50 basis points for Risk Category IV institutions. On February 27, 2009, the Board of Directors of the FDIC issued final rules to amend the restoration plan for the DIF, change the risk-based assessment system and set assessment rates to begin in the second quarter of 2009. Beginning April 1, 2009, total base assessment rates will range from 7 to 24 basis points for Risk Category I institutions, 17 to 43 basis points for Risk Category II institutions, 27 to 58 basis points for Risk Category III institutions, and 40 to 77.5 basis points for Risk Category IV institutions. Institutions with $1 billion or more in assets have its assessment base determined using average daily balances, as opposed to utilizing quarter-end balances. Institutions with less than $1 billion in assets have the option of continuing to use quarter-end balances to determine their assessment bases. Assessments are paid quarterly by all institutions and are based upon the assessment base that an institution reports at the end of that quarter. Risk assessments remain in effect for future assessment periods until changed by the FDIC.

Also, on February 27, 2009, the FDIC issued an interim rule for a special assessment of 20 basis points, with the possibility of an additional 10 basis points, to restore the DIF to an acceptable level. Following the comment period and assuming the interim rule becomes final, the special assessment will be made on June 30, 2009 and will be collected September 30, 2009. This assessment will be in addition to the new assessment rates which become effective April 1, 2009.

Brokered Deposit Restrictions. Adequately capitalized institutions cannot accept, renew or roll over brokered deposits except with a waiver from the FDIC, and are subject to restrictions on the interest rates that can be paid on any deposits. Undercapitalized institutions may not accept, renew, or roll over brokered deposits.

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

Legislative Initiatives

In light of current conditions and the market outlook for continuing weak economic conditions, regulators have increased their focus on the regulation of financial institutions. A number of government initiatives designed to respond to the current conditions have been introduced recently and proposals for legislation that could substantially intensify the regulation of financial institutions are expected to be introduced in Congress and state legislatures. Such initiatives may change banking statutes and the operating environment of the Company and its banking subsidiaries in substantial and unpredictable ways. The Company cannot determine the ultimate effect that any potential legislation, if enacted, or implementing regulations with respect thereto, would have, upon the financial condition or results of operations of the Company or its subsidiaries. A change in statutes, regulations or regulatory policies applicable to the Company or any of its subsidiaries could have a material effect on the financial condition, results of operations or business of the Company and its subsidiaries.

U.S. Treasury Capital Purchase Program. On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) (initially introduced as the Troubled Asset Relief Program or “TARP”) was enacted. TARP gave the U.S. Department of the Treasury (“U.S. Treasury”) authority to deploy up to $700 billion into the financial system with an objective of improving liquidity in capital markets. On October 14, 2008, the U.S. Treasury announced the Capital Purchase Program (“CPP”), which provides for direct equity investment of perpetual preferred stock by the U.S. Treasury in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. The CPP provides for the purchase by the U.S. Treasury of perpetual senior preferred stock in an aggregate amount ranging from 1% to 3% of a participant’s risk-weighted assets. The senior preferred stock will pay cumulative dividends at a rate of 5% per year, until the fifth anniversary of the U.S. Treasury investment, and at a rate of 9% per year thereafter. The CPP also requires a participant to issue to the U.S. Treasury warrants to purchase common stock equal to 15% of the capital invested by the U.S. Treasury. The Company elected not to participate in the CPP.

FDIC Temporary Liquidity Guarantee Program. On November 21, 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLGP”) announced by the FDIC on October 14, 2008 to prevent systemic risk, promote financial stability by preserving confidence in the banking system and encourage liquidity in order to ease lending to creditworthy businesses and consumers. The TLGP applies to, among others, all U.S. depository institutions insured by the FDIC and all U.S. bank holding companies, unless they have opted out. The Company and the Bank did not opt out and have chosen to participate in the TLGP. Under the TLGP, specific categories of newly issued senior unsecured debt issued by the Company or the Bank on or before June 30, 2009 would be guaranteed by the FDIC until June 30, 2012. Under the transaction account guarantee component of the TLGP, all non-interest bearing transaction deposit accounts maintained at the Bank are insured in full by the FDIC until December 31, 2009, regardless of the standard maximum deposit insurance amounts. Coverage under the TLGP is available to eligible financial institutions at a cost of 50 to 100 basis points per annum, depending on the initial maturity of the senior unsecured debt and 10 basis points per annum for deposit insurance coverage on non-interest bearing transaction account deposits on balances above $250,000.

Comprehensive Financial Stability Plan of 2009. On February 10, 2009, U.S. Treasury Secretary Timothy Geithner announced a new comprehensive financial stability plan (“Financial Stability Plan”), which builds upon existing programs and earmarks the second $350 billion of unused funds originally authorized under the EESA.

The major elements of the Financial Stability Plan include: (i) a capital assistance program that will invest in convertible preferred stock of certain qualifying institutions, (ii) a consumer and business lending initiative to fund new consumer loans, small business loans and commercial mortgage asset-backed securities issuances, (iii) a new public-private investment fund that will leverage public and private capital with public financing to purchase up to $500 billion to $1 trillion of legacy “toxic assets” from financial institutions, and (iv) assistance for homeowners by providing up to $75 billion to reduce mortgage payments and interest rates and establishing loan modification guidelines for government and private programs.

Institutions receiving assistance under the Financial Stability Plan going forward will be subject to higher transparency and accountability standards, including restrictions on dividends, acquisitions and executive compensation and additional disclosure requirements. The Company cannot predict at this time the effect that the Financial Stability Plan may have on its business, financial condition or results of operations.

American Recovery and Reinvestment Act of 2009. On February 17, 2009, the American Recovery and Reinvestment Act of 2009 (“ARRA”) was signed into law. The ARRA contains provisions that will affect institutions that received or will receive financial assistance from the U.S. Treasury under the Capital Purchase Program. The Company elected not to participate in the Capital Purchase Program.

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

Difficult market conditions and economic trends have adversely affected the banking industry and could adversely affect the Company’s business, financial condition, results of operations and cash flows.

The Company is operating in a challenging and uncertain economic environment, including generally uncertain conditions nationally and locally in its markets. Financial institutions continue to be affected by declines in the real estate market that have negatively impacted the credit performance of mortgage, construction and commercial real estate loans and resulted in significant write-downs of assets by many financial institutions. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other. The Company retains direct exposure to the residential and commercial real estate markets, and it is affected by these events. Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including job losses, could have an adverse affect on the Company’s borrowers or their customers, which could adversely affect the Company’s business, financial condition, results of operations and cash flows.

The Company’s ability to assess the creditworthiness of customers and to estimate the losses inherent in its credit portfolio is made more complex by these difficult market and economic conditions. The Company also expects to face increased regulation and government oversight as a result of these downward trends. This increased government action may increase the Company’s costs and limit its ability to pursue certain business opportunities. In addition, the Company may be required to pay even higher FDIC deposit insurance premiums than the recently increased level, because financial institution failures resulting from the depressed market conditions and other factors have depleted and may continue to deplete the deposit insurance fund and reduce its ratio of reserves to insured deposits.

A prolonged national economic recession or further deterioration of these conditions in the Company’s markets could drive losses beyond that which is provided for in its allowance for credit losses and result in the following consequences:

•	increases in loan delinquencies;

•	increases in nonperforming assets and foreclosures;

•	decreases in demand for the Company’s products and services, which could adversely affect its liquidity position; and

•	decreases in the value of the collateral securing the Company’s loans, especially real estate, which could reduce customers’ borrowing power.

The Company does not believe these difficult conditions are likely to improve in the near future. A worsening of these conditions would likely exacerbate the adverse effects of these difficult economic conditions on the Company, its customers and the other financial institutions in its market. As a result, the Company may experience increases in foreclosures, delinquencies and customer bankruptcies, as well as more restricted access to funds.

The U.S. Treasury and the FDIC have initiated programs to address economic stabilization, yet the efficacy of these programs in stabilizing the economy and the banking system at large are uncertain.

Current levels of market volatility are unprecedented and could adversely impact the Company’s results of operations and access to capital.

The capital and credit markets have been experiencing volatility and disruption for more than a year. In recent months, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength. If the current levels of market disruption and volatility continue or worsen, there can be no assurance that the Company will not experience further adverse effects, which may be material, on its ability to access capital and on its business, financial condition and results of operations.

Liquidity risk could impair the Company’s ability to fund operations and jeopardize its financial condition.

Liquidity is essential to the Company’s business. An inability to raise funds through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on its liquidity. The Company’s access to funding sources in amounts adequate to finance its activities or on terms which are acceptable to it could be impaired by factors that affect the Company specifically or the financial services industry or economy in general. Factors that could detrimentally impact the Company’s access to liquidity sources include a decrease in the level of its business activity as a result of a downturn in the markets in which its loans are concentrated or adverse regulatory action against it. The Company’s ability to borrow could also be impaired by factors that are not specific to it, such as a disruption in the financial markets or negative views and expectations about the prospects for the financial services industry in light of the recent turmoil faced by banking organizations and the continued deterioration in credit markets.

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

Approximately 81% of the Company’s total loans as of December 31, 2008 consisted of loans included in the real estate loan portfolio with 18.7% in construction, 21.7% in residential real estate and 40.4% in commercial real estate. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A weakening of the real estate market in the Company’s primary market areas could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing the loans and the value of real estate owned by the Company. If real estate values decline, it is also more likely that the Company would be required to increase its allowance for credit losses, which could adversely affect its financial condition, results of operations and cash flows.

As of December 31, 2008, the Company had $666.1 million or 18.7% of total loans in construction and land development loans. Construction loans are subject to risks during the construction phase that are not present in standard residential real estate and commercial real estate loans. These risks include:

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

The Company’s success depends primarily on the general economic conditions of the primary markets in Texas in which it operates and where its loans are concentrated. Unlike larger banks that are more geographically diversified, the Company provides banking and financial services to customers primarily in the greater Houston and Dallas metropolitan areas and in the east, central, north central, south central and southeast areas of Texas. The local economic conditions in these areas have a significant impact on the Company’s commercial, real estate and construction and land development loans, the ability of its borrowers to repay their loans and the value of the collateral securing these loans. In addition, if the population or income growth in the Company’s market areas is slower than projected, income levels, deposits and housing starts could be adversely affected and could result in a reduction of the Company’s expansion, growth and profitability. Although economic conditions in Texas have not deteriorated to the same extent as in other areas, such conditions are declining and are expected to continue to decline. If the Company’s market areas experience a downturn or a recession for a prolonged period of time, the Company would likely experience significant increases in nonperforming loans, which could lead to operating losses, impaired liquidity and eroding capital. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic calamities, unemployment or other factors could impact these local economic conditions and could negatively affect the Company’s financial condition, results of operations and cash flows.

The Company’s allowance for credit losses may not be sufficient to cover actual credit losses, which could adversely affect its earnings.

As a lender, the Company is exposed to the risk that its loan customers may not repay their loans according to the terms of these loans and the collateral securing the payment of these loans may be insufficient to fully compensate the Company for the outstanding balance of the loan plus the costs to dispose of the collateral. Management makes various assumptions and judgments about the collectibility of the Company’s loan portfolio, including the diversification by industry of its commercial loan portfolio, the amount of nonperforming assets and related collateral, the volume, growth and composition of its loan portfolio, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers and the evaluation of its loan portfolio through its internal loan review process and other relevant factors.

The Company maintains an allowance for credit losses in an attempt to cover estimated losses inherent in its loan portfolio. Additional credit losses will likely occur in the future and may occur at a rate greater than the Company has experienced to date. In determining the size of the allowance, the Company relies on an analysis of its loan portfolio, its historical loss experience and its evaluation of general economic conditions. Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Company’s control, may require an increase in the allowance for loan losses. If the Company’s assumptions prove to be incorrect or if it experiences significant loan losses in future periods, its current allowance may not be sufficient to cover actual loan losses and adjustments may be necessary to allow for different economic conditions or adverse developments in its loan portfolio. A material addition to the allowance could cause net income and possibly, capital, to decrease.

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

The small to medium-sized businesses that the Company lends to may have fewer resources to weather a downturn in the economy, which may impair a borrower’s ability to repay a loan to the Company that could materially harm the Company’s operating results.

The Company targets its business development and marketing strategy primarily to serve the banking and financial services needs of small to medium-sized businesses. These small to medium-sized businesses frequently have smaller market share than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience significant volatility in operating results. Any one or more of these factors may impair the borrower’s ability to repay a loan. In addition, the success of a small to medium-sized business often depends on the management talents and efforts of one or two persons or a small group of persons, and the death, disability or resignation of one or more of these persons could have a material adverse impact on the business and its ability to repay a loan. Economic downturns and other events that negatively impact the Company’s market areas could cause the Company to incur substantial credit losses that could negatively affect the Company’s results of operations, financial condition and cash flows.

If the goodwill that the Company recorded in connection with a business acquisition becomes impaired, it could require charges to earnings, which would have a negative impact on the Company’s financial condition, results of operations and cash flows.

Goodwill represents the amount of acquisition cost over the fair value of net assets the Company acquired in the purchase of another financial institution. The Company reviews goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate the carrying value of the asset might be impaired.

The Company determines impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in the Company’s results of operations in the periods in which they become known. At December 31, 2008, the Company’s goodwill totaled $874.7 million. While the Company has not recorded any such impairment charges since it initially recorded the goodwill, there can be no assurance that the Company’s future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on its financial condition, results of operations and cash flows.

The Company may need to raise additional capital in the future and such capital may not be available when needed or at all.

The Company may need to raise additional capital in the future to provide it with sufficient capital resources and liquidity to meet its commitments and business needs. In addition, the Company may elect to raise additional capital to support its business or to finance acquisitions, if any. The Company’s ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of its control, and its financial performance. The ongoing liquidity crisis and the loss of confidence in financial institutions may increase the Company’s cost of funding and limit its access to some of its customary sources of capital, including, but not limited to, inter-bank borrowings, repurchase agreements and borrowings from the discount window of the Federal Reserve.

The Company cannot assure you that such capital will be available to it on acceptable terms or at all. Any occurrence that may limit its access to the capital markets, such as a decline in the confidence of investors, depositors of the Banks or counterparties participating in the capital markets, may adversely affect the Company’s capital costs and its ability to raise capital and, in turn, its liquidity. An inability to raise additional capital on acceptable terms when needed could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. The Company’s future success depends in part upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands for convenience as well as create additional efficiencies in its operations. Many of the Company’s competitors have substantially greater resources to invest in technological improvements. The Company may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers, which may negatively affect the Company’s results of operations, financial condition and cash flows.

The Company operates in a highly regulated environment and, as a result, is subject to extensive regulation and supervision; and changes in federal, state and local laws and regulations could adversely affect its financial performance.

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

The Company’s amended and restated articles of incorporation and amended and restated bylaws contain various provisions which may delay, discourage or prevent an attempted acquisition or change of control of the Company. These provisions include:

•	a board of directors classified into three classes of directors with the directors of each class having staggered three-year terms;

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

As of December 31, 2008, the Company had $92.3 million in junior subordinated debentures outstanding that were issued to the Company’s unconsolidated subsidiary trusts. The subsidiary trusts purchased the junior subordinated debentures from the Company using the proceeds from the sale of trust preferred securities to third party investors. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by the Company to the extent not paid or made by each trust, provided the trust has funds available for such obligations.

The junior subordinated debentures are senior to the Company’s shares of Common Stock. As a result, the Company must make interest payments on the junior subordinated debentures (and the related trust preferred securities) before any dividends can be paid on its Common Stock; and, in the event of the Company’s bankruptcy, dissolution or liquidation, the holders of the debentures must be satisfied before any distributions can be made to the holders of the Common Stock. Additionally, the Company has the right to defer periodic distributions on the junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time the Company would be prohibited from paying dividends on its Common Stock. The Company’s ability to pay the future distributions depends upon the earnings of the Bank and dividends from the Bank to the Company, which may be inadequate to service the obligations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2008, the Company conducted business at one hundred sixty-eight (168) full-service banking centers. The Company’s headquarters are located at Prosperity Bank Plaza, 4295 San Felipe, in the Galleria area in Houston, Texas. The Company owns all of the buildings in which its banking centers are located other than those listed below. The expiration dates of the leases range from 2009 to 2015 and do not include renewal periods which may be available at the Company’s option.

The following table sets forth specific information regarding the banking centers located in each of the Company’s geographical market areas at December 31, 2008:

Geographical Area	Number of Banking Centers		Number of Leased Banking Centers		Deposits at December 31, 2008
					(Dollars in thousands)
Houston CMSA	53		16		$3,225,085
South Texas area including Corpus Christi	27		5		884,654
Dallas/Fort Worth Texas area	24		5		787,027
Central Texas area	43		16		1,584,466
East Texas area	21		—		820,779

Total	168	(1)	42	(2)	$7,302,011

(1)	Includes the operation of forty-five (45) banking centers acquired from the assumption of deposits from Franklin Bank. Subsequent to December 31, 2008, the Company will consolidate ten (10) of the former Franklin banking centers with existing banking centers nearby.
(2)	Includes the operation of twelve (12) leased banking centers acquired from the assumption of deposits from Franklin Bank. Subsequent to December 31, 2008, the Company will consolidate six (6) of the leased banking centers with existing banking centers nearby.

ITEM 3. LEGAL PROCEEDINGS

Neither the Company nor the Bank is currently a party to any material legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of 2008.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices

The Company’s Common Stock is listed on the NASDAQ Global Select Market under the symbol “PRSP.” As of February 20, 2009, there were 46,091,297 shares outstanding and 1,844 shareholders of record. The number of beneficial owners is unknown to the Company at this time.

The following table presents the high and low intra-day sales prices for the Common Stock as reported by NASDAQ during the two years ended December 31, 2008:

2008	High	Low
Fourth Quarter	$36.98	$25.08
Third Quarter	46.48	23.32
Second Quarter	32.29	25.37
First Quarter	31.46	21.96

2007	High	Low
Fourth Quarter	$35.07	$28.18
Third Quarter	36.00	27.70
Second Quarter	35.91	32.63
First Quarter	37.11	32.18

Dividends

Holders of Common Stock are entitled to receive dividends when, as and if declared by the Company’s Board of Directors out of funds legally available therefor. While the Company has declared dividends on its Common Stock since 1994, and paid quarterly dividends aggregating $0.5125 per share in 2008 and $0.4625 share in 2007, there is no assurance that the Company will continue to pay dividends in the future. Future dividends on the Common Stock will depend upon the Company’s earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, the Company’s ability to service any equity or debt obligations senior to the Common Stock and other factors deemed relevant by the board of directors of the Company.

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

The cash dividends declared per share by quarter (and paid on the first business day of the subsequent quarter) for the Company’s last two fiscal years were as follows:

	2008	2007
Fourth quarter	$0.1375	$0.1250
Third quarter	0.1250	0.1125
Second quarter	0.1250	0.1125
First quarter	0.1250	0.1125

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2008, the Company had outstanding stock options granted under three stock option plans, all of which were approved by the Company’s shareholders. As of such date, the Company also had outstanding stock options granted under stock option plans that it assumed in connection with various acquisition transactions. The following table provides information as of December 31, 2008 regarding the Company’s equity compensation plans under which the Company’s equity securities are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	917,566	(1)	$24.58	1,094,160
Equity compensation plans not approved by security holders	—		—	—

Total	917,566		$24.58	1,094,160

(1)	Includes (a) 3,478 shares which may be issued upon exercise of options outstanding assumed by the Company in connection with the acquisition of Paradigm Bancorporation, Inc. at a weighted average exercise price of $11.50, (b) 31,127 shares which may be issued upon exercise of options outstanding assumed by the Company in connection with the acquisition of MainBancorp, Inc. at a weighted average exercise price of $16.26, (c) 21,832 shares which may be issued upon exercise of options outstanding assumed by the Company in connection with the acquisition of First Capital Bankers, Inc. at a weighted average exercise price of $12.09 (d) 22,704 shares which may be issued upon exercise of options outstanding assumed by the Company in connection with the acquisition of SNB Bancshares, Inc. at a weighted average exercise price of $15.71 and (e) 19,300 shares which may be issued upon exercise of options outstanding assumed by the Company in connection with the acquisition Texas United Bancshares, Inc. at a weighted average exercise price of $18.67.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Performance Graph

The following Performance Graph compares the cumulative total shareholder return on the Company’s Common Stock for the period beginning at the close of trading on December 31, 2003 to December 31, 2008, with the cumulative total return of the S&P 500 Total Return Index and the Nasdaq Bank Index for the same period. Dividend reinvestment has been assumed. The Performance Graph assumes $100 invested on December 31, 2003 in the Company’s Common Stock, the S&P 500 Total Return Index and the Nasdaq Bank Index. The historical stock price performance for the Company’s Common Stock shown on the graph below is not necessarily indicative of future stock performance.

Comparison of 5 year Cumulative Total Return

Prosperity Bancshares, Inc., the S&P 500 Index

and the Nasdaq Bank Index

PROSPERITY BANCSHARES, INC.

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Prosperity Bancshares, Inc.	100.00	130.57	130.04	158.14	136.59	139.94
S&P 500	100.00	110.88	116.33	134.70	142.10	89.53
NASDAQ Bank	100.00	110.99	106.18	117.87	91.85	69.88

Source : SNL Financial LC, Charlottesville, VA	(434) 977-1600
© 2009	www.snl.com

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data of the Company for, and as of the end of, each of the years in the five-year period ended December 31, 2008 is derived from and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K.

	As of and for the Years Ended December 31,
	2008(1)		2007		2006	2005	2004
	(Dollars in thousands, except per share data)
Income Statement Data:
Interest income	$347,878		$340,608		$231,739	$162,123	$111,756
Interest expense	120,149		140,173		93,594	51,226	29,789

Net interest income	227,729		200,435		138,145	110,897	81,967
Provision for credit losses	9,867		760		504	480	880

Net interest income after provision for credit losses	217,862		199,675		137,641	110,417	81,087
Noninterest income	52,370		52,923		33,982	30,021	23,071
Noninterest expense	143,796		126,843		77,669	68,957	51,707

Income before taxes	126,436		125,755		93,954	71,481	52,451
Provision for income taxes	41,929		41,604		32,229	23,621	17,744

Net income	$84,507	(2)	$84,151	(2)	$61,725	$47,860	$34,707

Per Share Data:
Basic earnings per share	$1.87	(2)	$1.96	(2)	$1.96	$1.79	$1.61
Diluted earnings per share	1.86	(2)	1.94	(2)	1.94	1.77	1.59
Book value per share	27.24		25.51		20.26	16.69	12.32
Cash dividends declared.	0.51		0.46		0.41	0.35	0.31
Dividend payout ratio	27.66%		24.15%		21.10%	20.11%	19.22%
Weighted average shares outstanding (basic) (in thousands).	45,300		42,928		31,491	26,706	21,534
Weighted average shares outstanding (diluted) (in thousands).	45,479		43,310		31,893	27,024	21,804
Shares outstanding at end of period (in thousands).	46,080		44,188		32,793	27,821	22,381

Balance Sheet Data (at period end):
Total assets	$9,072,364		$6,372,343		$4,586,769	$3,585,982	$2,697,228
Securities	4,160,401		1,857,606		1,590,303	1,572,602	1,302,792
Loans	3,567,057		3,142,971		2,176,507	1,542,125	1,035,513
Allowance for credit losses	36,970		32,543		23,990	17,203	13,105
Total goodwill and intangibles	912,850		799,978		447,371	284,425	164,672
Other real estate owned	4,450		10,207		140	239	341
Total deposits	7,303,297		4,966,407		3,725,678	2,920,318	2,317,076
Borrowings and notes payable.	325,412		116,047		73,633	102,389	38,174
Junior subordinated debentures	92,265	(3)	112,885		100,519	75,775	47,424
Total shareholders’ equity	1,255,106		1,127,431		664,411	464,717	275,647

Average Balance Sheet Data:
Total assets	$7,025,418		$6,094,064		$4,283,795	$3,361,617	$2,543,088
Securities	2,409,758		1,849,613		1,612,221	1,471,067	1,383,790
Loans	3,250,447		3,092,797		2,037,379	1,435,376	871,736
Allowance for credit losses	33,004		34,705		22,476	16,334	11,454
Total goodwill and intangibles	842,580		759,733		406,920	253,703	139,405
Total deposits	5,471,441		4,727,519		3,449,100	2,791,813	2,189,695
Junior subordinated debentures	99,998		124,613		92,271	69,869	59,288
Total shareholders’ equity	1,192,293		1,039,955		602,712	413,864	243,274

(Table continued on next page)

	As of and for the Years Ended December 31,
	2008(1)		2007		2006	2005	2004
	(Dollars in thousands, except per share data)
Performance Ratios:
Return on average assets	1.20	%(4)	1.38	%(5)	1.44%	1.42%	1.36%
Return on average equity	7.09	(4)	8.09	(5)	10.24	11.56	14.27
Net interest margin (tax equivalent)	3.96		4.06		3.80	3.81	3.63
Efficiency ratio(6)	46.51		46.19		45.27	48.91	49.43

Asset Quality Ratios(7):
Nonperforming assets to total loans and other real estate.	0.40%		0.49%		0.05%	0.09%	0.17%
Net charge-offs to average loans	0.23		0.18		0.04	0.03	0.06
Allowance for credit losses to total loans.	1.04		1.04		1.10	1.12	1. 27
Allowance for credit losses to nonperforming loans(8)	379.7		634.7		2,530.6	1,505.1	949.6

Capital Ratios(7):
Leverage ratio	5.68%		8.09%		7.76%	7.83%	6.30%
Average shareholders’ equity to average total assets	16.97		17.07		14.07	12.31	9.57
Tier 1 risk-based capital ratio	10.27		13.13		13.52	15.34	13.56
Total risk-based capital ratio	11.17		14.11		14.55	16.37	14.67

(1)

The Company completed the acquisition of six branches of Banco Popular on January 10, 2008, the acquisition of 1 st Choice Bancorp, Inc. on June 1, 2008 and the assumption of $3.6 billion in deposits and $724.0 million in assets from the FDIC related to Franklin Bank on November 7, 2008.

(2)	Net income for the year ended December 31, 2008 includes a $14.0 million pre-tax, or $9.1 million after-tax, impairment charge on write-down of securities which resulted in a decrease of basic and diluted earnings per share of $0.20 for the year ended December 31, 2008. Net income for the year ended December 31, 2007 includes a $10.0 million pre-tax, or $6.5 million after-tax, impairment charge on write-down of securities, which resulted in a decrease of basic and diluted earnings per share of $0.15 for the year ended December 31, 2007.
(3)	Consists of $15.5 million of junior subordinated debentures of Prosperity Statutory Trust II due July 31, 2031, $12.9 million of junior subordinated debentures of Prosperity Statutory Trust III due September 17, 2033, $12.9 million of junior subordinated debentures of Prosperity Statutory Trust IV due December 30, 2033, $10.3 million of junior subordinated debentures of SNB Capital Trust IV due September 25, 2033 (assumed by the Company on April 1, 2006), $7.2 million of junior subordinated debentures of TXUI Statutory Trust I due September 7, 2030 (assumed by the Company on January 31, 2007), $5.2 million of junior subordinated debentures of TXUI Statutory Trust II due December 19, 2033 (assumed by the Company on January 3l, 2007), $16.0 million of junior subordinated debentures of TXUI Statutory Trust III due December 15, 2035 (assumed by the Company on January 3l, 2007) and $12.3 million of junior subordinated debentures of TXUI Statutory Trust IV due June 30, 2036 (assumed by the Company on January 3l, 2007).
(4)	Includes a $14.0 million pre-tax, or $9.1 million after-tax, impairment charge on write-down of securities, which resulted in a decrease of return on average assets of 13 basis points and a decrease of return on average equity of 76 basis points for the year ended December 31, 2008.
(5)	Includes a $10.0 million pre-tax, or $6.5 million after-tax, impairment charge on write-down of securities, which resulted in a decrease of return on average assets of 11 basis points and a decrease of return on average equity of 63 basis points for the year ended December 31, 2007.
(6)	Calculated by dividing total noninterest expense, excluding credit loss provisions and impairment write-down on securities, by net interest income plus noninterest income, excluding net gains and losses on the sale of securities and assets. Additionally, taxes are not part of this calculation.
(7)	At period end, except for net charge-offs to average loans and average shareholders’ equity to average total assets, which is for periods ended at such dates.
(8)	Nonperforming loans consist of nonaccrual loans, loans contractually past due 90 days or more, restructured loans and any other loan management deems to be nonperforming.

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

•

changes in the strength of the United States economy in general and the local economies in the Company’s market areas adversely affect the Company’s customers and their ability to transact profitable business with the Company, including the ability of the Company’s borrowers to repay their loans according to their terms or a change in the value of the related collateral;

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

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. The Company believes it has chosen these assumptions or bases in good faith and that they are reasonable. However, the Company cautions you that assumptions or bases almost always vary from actual results, and the differences between assumptions or bases and actual results can be material. Therefore, the Company cautions you not to place undue reliance on its forward-looking statements. The forward-looking statements speak only as of the date the statements are made. The Company undertakes no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company’s balance sheets and statements of income. This section should be read in conjunction with the Company’s consolidated financial statements and accompanying notes and other detailed information appearing elsewhere in this Annual Report on Form 10-K.

For the Years Ended December 31, 2008, 2007 and 2006

Overview

The Company generates the majority of its revenues from interest income on loans, service charges on customer accounts and income from investment in securities. The revenues are partially offset by interest expense paid on deposits and other borrowings and noninterest expenses such as administrative and occupancy expenses. Net interest income is the difference between interest income on earning assets such as loans and securities and interest expense on liabilities such as deposits and borrowings which are used to fund those assets. Net interest income is the Company’s largest source of revenue. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and margin. The Company has recognized increased net interest income due primarily to an increase in the volume of interest-earning assets.

Three principal components of the Company’s growth strategy are internal growth, stringent cost control practices and strategic merger transactions. The Company focuses on continual internal growth. Each banking center is operated as a separate profit center, maintaining separate data with respect to its net interest income, efficiency ratio, deposit growth, loan growth and overall profitability. Banking center presidents and managers are accountable for performance in these areas and compensated accordingly. The Company also focuses on maintaining stringent cost control practices and policies. The Company has invested significantly in the infrastructure required to centralize many of its critical operations, such as data processing and loan processing. Management believes that this centralized infrastructure can accommodate substantial additional growth while enabling the Company to minimize operational costs through certain economies of scale. The Company also intends to continue to seek expansion opportunities. On April 1, 2006, the Company acquired SNB Bancshares, Inc. (the “SNB acquisition”) which added five (5) banking centers. At the time of acquisition, SNB had an additional banking office under construction in Katy, Texas, which became a full-service banking center of the Company upon completion in July 2006. During 2007, forty-one (41) banking centers were acquired in the acquisition of Texas United Bancshares, Inc. (the “TXUI acquisition”). The acquisition of The Bank of Navasota, N.A. (the “Navasota acquisition”) was completed on September 1, 2007 and added one (1) banking center. During 2008, the Company acquired six (6) branches of Banco Popular North America in January, completed the acquisition of 1st Choice Bancorp, Inc on June 1 which added one (1) banking center and assumed $3.6 billion in deposits and acquired certain assets from the FDIC acting in its capacity as receiver for Franklin Bank in November which initially added forty-five (45) banking centers, ten (10) of which will be closed and consolidated with nearby banking centers in the first quarter of 2009.

Net income was $84.5 million, $84.2 million and $61.7 million for the years ended December 31, 2008, 2007 and 2006, respectively, and diluted earnings per share were $1.86, $1.94 and $1.94, respectively, for these same periods. The change in net income during both 2008 and 2007 resulted principally from an increase in net interest income and acquisitions, including the Banco Popular and 1st Choice acquisitions and the Franklin Bank acquisition, offset by an increase in write-down on perpetual preferred securities issued by Federal Home Loan Mortgage Corporation (“FHLMC” or Freddie Mac) and Federal National Mortgage Association (“FNMA” or Fannie Mae). Net income growth during 2006 resulted principally from an increase in loan volume and acquisitions, including the SNB acquisition. The Company posted returns on average assets of 1.20%, 1.38% and 1.44% and returns on average equity of 7.09%, 8.09% and 10.24% for the years ended December 31, 2008, 2007 and 2006, respectively. The Company’s efficiency ratio was 46.51% in 2008, 46.19% in 2007 and 45.27% in 2006. The efficiency ratio is calculated by dividing total noninterest expense (excluding credit loss provisions) by net interest income plus noninterest income (excluding net gains and losses on the sale of securities and assets) and impairment write-down on securities. Additionally, taxes are not part of this calculation.

The Company recognized an other-than-temporary impairment charge of $14.0 million pre-tax ($9.1 million after-tax) for the year ended December 31, 2008 on Freddie Mac and on Fannie Mae government sponsored, investment grade perpetual callable preferred securities. The other-than-temporary-impairment charge was recorded on six perpetual preferred stock issues classified as available for sale investment securities with a total book value (prior to recognition of the impairment charge) of $14.0 million. The Company reclassified the unrealized mark-to-market loss on these investment grade securities to an other-than-temporary impairment charge because of the significant decline in the market value of these securities and because management believes it is unlikely that these securities will recover their original book value within a reasonable amount of time. Both FHLMC and FNMA securities were investment grade at the time of purchase. The Company also recognized an impairment charge of $10.0 million pre-tax ($6.5 million after tax) on the same securities for the year ended December 31, 2007. Market value decreases on available for sale securities which are not other-than-temporary are recorded as an unrealized mark-to-market loss and reflected as a reduction to shareholders’ equity through other comprehensive income. Accordingly, the reclassification of the unrealized after tax loss to an other-than-temporary impairment non-cash charge did not affect shareholders’ equity or tangible shareholders’ equity.

Total assets at December 31, 2008 and 2007 were $9.072 billion and $6.372 billion, respectively. Total deposits at December 31, 2008 and 2007 were $7.303 billion and $4.966 billion, respectively. Total loans were $3.567 billion at December 31, 2008, an increase of $424.1 million or 13.5% compared with $3.143 billion at December 31, 2007. At December 31, 2008, the Company had $9.7 million in nonperforming loans and its allowance for credit losses was $37.0 million compared with $5.1 million in nonperforming loans and an allowance for credit losses of $32.5 million at December 31, 2007. Shareholders’ equity was $1.255 billion and $1.127 billion at December 31, 2008 and 2007, respectively.

In response to global credit and liquidity issues involving a number of financial institutions, the United States government, particularly the U.S. Treasury and the FDIC, have taken a variety of extraordinary measures designed to restore confidence in the financial markets and to strengthen financial institutions, including capital injections, guarantees of bank liabilities and the acquisition of illiquid assets from banks.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 was signed into law, which granted the U.S. Treasury the authority to take a range of actions for the purpose of stabilizing and providing liquidity to the U.S. financial markets and has proposed several programs, including the direct purchase by the U.S. Treasury of equity of healthy financial institutions under the Capital Purchase Program. The Company elected not to participate in the Capital Purchase Program. The EESA also temporarily raised the limit on federal deposit insurance coverage provided by the FDIC from $100,000 to $250,000 per depositor. Among other programs and actions taken by the U.S. regulatory agencies, the FDIC implemented the Temporary Liquidity Guarantee Program to strengthen confidence and encourage liquidity in the banking system. The Company cannot predict at this time the effect that the recent legislative initiatives may have on its business, financial condition or results of operations. For additional details about the recent legislative initiatives, please refer to the section captioned “Supervision and Regulation—Legislative Initiatives” in Part I, Item I of this Annual Report on Form 10-K.

2008 Acquisitions

On November 7, 2008, the Bank assumed approximately $3.6 billion of deposits and acquired certain assets from the FDIC, acting in its capacity as receiver for Franklin Bank. The FDIC entered into a purchase and assumption agreement with the Bank, which paid a premium of $60.9 million to ensure that all deposits of Franklin Bank, both insured and uninsured, were transferred to it. Under terms of the purchase and assumption agreement, the Bank acquired certain assets from the FDIC, including approximately $350 million in U.S. Treasury and Agency Securities and approximately $360 million in performing loans. The remaining net proceeds were predominately invested in mortgage backed securities primarily issued by federal government agencies such as Ginnie Mae, Freddie Mac and Fannie Mae. The purchase and assumption transaction was accounted for as a business acquisition in accordance with SFAS 141.

The purchase and assumption agreement also provided the Bank with an option to purchase at fair value any or all of the owned premises of the banking offices of Franklin Bank and to assume the leases of the leased banking offices by providing written notice to the FDIC within 120 days after November 7, 2008. The Bank intends to purchase twenty-nine (29) of the owned banking offices for an aggregate of approximately $27.0 million and to assume the leases for six (6) banking offices. In addition, under the terms of the purchase and assumption agreement the Bank is required to purchase the furniture, fixtures and equipment at any banking office it purchases or leases. Accordingly, the Bank intends to purchase approximately $2.0 million in furniture, fixtures and equipment from the FDIC. The Bank expects to complete these purchases in the second quarter of 2009.

While Franklin Bank operated forty-five (45) full service banking offices, the Company expects to continue to operate no more than thirty-five (35) of these locations upon the completion of the operational integration expected to occur during the first quarter of 2009. The former Franklin Bank locations planned to be closed will be consolidated into nearby existing banking centers.

On June 1, 2008, the Company completed its acquisition of 1st Choice Bancorp, Inc and its wholly-owned subsidiary, 1st Choice Bank. 1st Choice operated two (2) banking offices in Houston, Texas, with one location in South Houston and another in the Heights area. Prosperity’s Heights banking center was consolidated with the 1st Choice Heights location, with the resulting banking center being located in 1st Choice’s Heights banking office. As of March 31, 2008, 1st Choice had, on a consolidated basis, total assets of $313.9 million, loans of $198.9 million, deposits of $285.1 million and stockholders’ equity of $27.5 million. Under the terms of the definitive agreement, the Company issued 1,757,752 shares of its Common Stock plus approximately $18,758,000 in cash for all outstanding shares of 1st Choice.

On January 10, 2008, the Company completed its acquisition of six (6) Houston retail branches from Banco Popular North America. In connection with the acquisition, the Company assumed approximately $125.0 million in deposits and six (6) banking centers. In the second quarter of 2008, one banking center was closed and consolidated with a nearby existing banking center.

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

Goodwill and Intangible Assets—Goodwill and intangible assets that have indefinite useful lives are subject to an impairment test at least annually and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of each of the Company’s reporting units compared with its carrying value. If the carrying amount exceeds the fair value of a reporting unit, a second test is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment. Intangible assets that are not amortized will be tested for impairment at least annually by comparing the fair values of those assets to their carrying values. Other identifiable intangible assets that are subject to amortization are amortized on an accelerated basis over the years expected to be benefited, which the Company believes is between eight and ten years. These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value to carrying value. Based on the Company’s annual goodwill impairment test as of September 30, 2008, management does not believe any of its goodwill is impaired as of December 31, 2008. While the Company believes no impairment existed at December 31, 2008 under accounting standards applicable at that date, different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation and financial condition or future results of operations.

Stock-Based Compensation—The Company accounts for stock-based employee compensation plans using the fair value-based method of accounting in accordance with Statement of Financial Accounting Standards No. 123R, Share-Based Payment (Revised 2004) (“SFAS 123R”). SFAS 123R was effective for companies in 2006, however, the Company had been recognizing compensation expense since January 1, 2003. The Company’s results of operations reflect compensation expense for all employee stock-based compensation, including the unvested portion of stock options granted prior to 2003. SFAS No. 123R requires that management make assumptions including stock price volatility and employee turnover that are utilized to measure compensation expense. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of subjective assumptions.

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

2008 versus 2007. Net interest income before the provision for credit losses for the year ended December 31, 2008 was $227.7 million compared with $200.4 million for the year ended December 31, 2007, an increase of $27.3 million or 13.6%. The improvement in net interest income for 2008 was principally due to a $810.1 million or 16.2% increase in average interest-earning assets to $5.824 billion at December 31, 2008 compared with $5.014 billion at December 31, 2007. The increase in average interest-earning assets was primarily due to the Franklin Bank transaction. The improvement in net interest income for 2008 was also partially due to a decrease in the yield on interest-earning assets that was less than the decrease in rates paid on interest-bearing liabilities. The average rate paid on interest-bearing liabilities decreased 97 basis points from 3.63% for the year ended December 31, 2007 to 2.66% for the year ended December 31, 2008 and the average yield on interest-earning assets decreased 82 basis points from 6.79% at December 31, 2007 to 5.97% at December 31, 2008. At December 31, 2008, period end demand deposits represented an important component of funding and were 20.9% of total period end deposits compared with 23.5% at December 31, 2007.

Net interest margin on a tax equivalent basis, defined as net interest income divided by average interest-earning assets, for 2008 was 3.96%, down 10 basis points from 4.06% for 2007.

2007 versus 2006. Net interest income before the provision for credit losses for the year ended December 31, 2007 was $200.4 million compared with $138.1 million for the year ended December 31, 2006, an increase of $62.3 million or 45.1%. The improvement in net interest income for 2007 was principally due to a $1.332 billion or 36.2% increase in average interest-earning assets to $5.014 billion at December 31, 2007 compared with $3.682 billion at December 31 2006. The increase in average interest-earning assets was primarily due to the TXUI acquisition. The improvement in net interest income for 2007 was also partially due to an increase in the yield on interest-earning assets. The average rate paid on interest-bearing liabilities increased 37 basis points from 3.26% for the year ended December 31, 2006 to 3.63% for the year ended December 31, 2007 and average yield on interest-earning assets increased 50 basis points from 6.29% at December 31, 2006 to 6.79% at December 31, 2007. At December 31, 2007, period end demand deposits represented an important component of funding and were 23.5% of total period end deposits compared with 22.4% at December 31, 2006.

Net interest margin on a tax equivalent basis for 2007 was 4.06%, up 26 basis points from 3.80% for 2006.

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

	Years Ended December 31,
	2008			2007			2006
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$3,250,447	$227,466	7.00%	$3,092,797	$247,600	8.01%	$2,037,379	$157,426	7.73%
Securities(1)	2,409,758	118,185	4.90	1,849,613	89,467	4.84	1,612,221	72,632	4.51
Federal funds sold and other temporary investments	163,746	2,227	1.36	71,462	3,541	4.96	32,522	1,681	5.17

Total interest-earning assets.	5,823,951	347,878	5.97%	5,013,872	340,608	6.79%	3,682,122	231,739	6.29%

Less allowance for credit losses	(33,004)			(34,705)			(22,476)

Total interest-earning assets, net of allowance.	5,790,947			4,979,167			3,659,646
Noninterest-earning assets	1,234,471			1,114,897			624,149

Total assets	$7,025,418			$6,094,064			$4,283,795

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$791,739	$7,967	1.01%	$829,757	$16,313	1.97%	$602,946	$11,440	1.90%
Savings and money market accounts.	1,411,142	27,770	1.97	1,205,584	35,089	2.91	897,667	23,539	2.62
Certificates of deposit.	1,997,152	71,955	3.60	1,549,064	71,280	4.60	1,165,056	45,963	3.95
Junior subordinated debentures	99,998	6,439	6.44	124,613	10,058	8.07	92,271	7,592	8.23
Securities sold under repurchase agreements	84,289	2,388	2.83	71,165	3,026	4.25	45,488	1,820	4.00
Other borrowings	124,619	3,630	2.91	83,478	4,407	5.28	64,052	3,240	5.06

Total interest-bearing liabilities	4,508,939	120,149	2.66%	3,863,661	140,173	3.63%	2,867,480	93,594	3.26%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	1,271,408			1,143,114			783,431
Other liabilities.	52,778			47,334			30,172

Total liabilities.	5,833,125			5,054,109			3,681,083

Shareholders’ equity	1,192,293			1,039,955			602,712

Total liabilities and shareholders’ equity.	$7,025,418			$6,094,064			$4,283,795

Net interest rate spread			3.31%			3.16%			3.03%
Net interest income and margin(2)		$227,729	3.91%		$200,435	4.00%		$138,145	3.75%

Net interest income and margin (tax-equivalent basis)(3)		$230,592	3.96%		$203,554	4.06%		$139,961	3.80%

(1)	Yield is based on amortized cost and does not include any component of unrealized gains or losses.
(2)	The net interest margin is equal to net interest income divided by average interest-earning assets.
(3)	In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35% for the years ended December 31, 2008, 2007 and 2006 and other applicable effective tax rates.

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

	Years Ended December 31,
	2008 vs. 2007			2007 vs. 2006
	Increase (Decrease) Due to Change in		Total	Increase (Decrease) Due to Change in		Total
	Volume	Rate		Volume	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$12,621	$(32,755)	$(20,134)	$81,551	$8,623	$90,174
Securities	27,095	1,623	28,718	10,695	6,140	16,835
Federal funds sold and other temporary investments	4,573	(5,887)	(1,314)	2,013	(153)	1,860

Total increase (decrease) in interest income	44,289	(37,019)	7,270	94,259	14,610	108,869

Interest-bearing liabilities:
Interest-bearing demand deposits	(747)	(7,599)	(8,346)	4,303	570	4,873
Savings and money market accounts.	5,983	(13,302)	(7,319)	8,074	3,476	11,550
Certificates of deposit	20,619	(19,944)	675	15,150	10,167	25,317
Junior subordinated debentures	(1,987)	(1,632)	(3,619)	2,661	(195)	2,466
Securities sold under repurchase agreements	558	(1,196)	(638)	1,027	179	1,206
Other borrowings	2,172	(2,949)	(777)	983	184	1,167

Total increase (decrease) in interest expense	26,598	(46,622)	(20,024)	32,198	14,381	46,579

Increase (decrease) in net interest income	$17,691	$9,603	$27,294	$62,061	$229	$62,290

Provision for Credit Losses

The Company’s provision for credit losses is established through charges to income in the form of the provision in order to bring the Company’s allowance for credit losses to a level deemed appropriate by management based on the factors discussed under “Financial Condition—Allowance for Credit Losses.” The allowance for credit losses at December 31, 2008 was $37.0 million, representing 1.04% of outstanding loans as of such date. The provision for credit losses for the year ended December 31, 2008 was $9.9 million compared with $760,000 for the year ended December 31, 2007. Net charge-offs for the year ended December 31, 2008 were $7.6 million compared with $5.6 million in net charge-offs for the year ended December 31, 2007. The increased charge-offs were mainly due to the loans acquired in the TXUI acquisition. The provision for credit losses for the year ended December 31, 2007 was $760,000 compared with $504,000 for the year ended December 31, 2006. Net charge-offs for the year ended December 31, 2006 were $771,000.

Noninterest Income

The Company’s primary sources of recurring noninterest income are service charges on deposit accounts and other banking service related fees. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method. Banking related service fees include check cashing fees, official check fees, safe deposit box rent and currency handling fees. For the year ended December 31, 2008, noninterest income totaled $52.4 million, a decrease of $553,000 or 1.0%

compared with $52.9 million in 2007. The decrease was primarily due to a decrease in gains on held for sale loans and an increase in loss on sale of other real estate, offset by an increase in insufficient funds charges and customer service charges which resulted from an increase in the number of accounts due to the acquisition of six (6) branches of Banco Popular and the 1st Choice and Franklin Bank acquisitions in 2008. As of December 31, 2008, the three transactions added approximately 129,000 deposit accounts including certificates of deposits and over 45,000 debit cards. Noninterest income for 2007 was $52.9 million, an increase of $18.9 million or 55.7% compared with $34.0 million in 2006, resulting largely from an increase in service charges due to the additional deposit accounts from the TXUI acquisition completed in January 2007 and the Bank of Navasota acquisition in September 2007.

Trust and investment income decreased $809,000 to $393,000 for the year ended December 31, 2008 compared with $1.2 million for the year ended December 31, 2007. The decrease was primarily due to the dissolution of the trust and investment department acquired in February 2007 in conjunction with the TXUI acquisition.

Gain on sale of held for sale loans decreased $1.1 million from $1.3 million for the year ended December 31, 2007 to $229,000 for the year ended December 31, 2008. During 2007, loans were originated for the purpose of sale into the secondary market in connection with mortgage banking activities acquired in the TXUI acquisition. The Company ceased to originate any new loans for sale into the secondary market in 2008 and does not intend to continue to originate loans for sale in the future.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Years Ended December 31,
	2008		2007		2006
	(Dollars in thousands)
Service charges on deposit accounts.	$45,785		$40,937		$27,379
Banking related service fees	1,963		1,737		1,358
Brokered mortgage income	330		679		839
Trust and investment income	393		1,202		208
Income from leased assets	1,079		1,323		1,075
Bank Owned Life Insurance income (BOLI)	2,011		1,893		500
(Losses) gains on sales of assets (net)	(1,486	)(1)	819	(2)	622	(3)
Net gain on sale of securities	—		86		—
Gain on held for sale loans	229		1,334		—
Other noninterest income	2,066		2,913		2,001

Total noninterest income.	$52,370		$52,923		$33,982

(1)	Includes losses on the sale of various other real estate properties of $2.3 million and gain on the sale of real estate.
(2)	Includes gains on the sale of various other real estate properties of $546,000 and gains on the sale of real estate.
(3)	Includes gains on the sale of real estate.

Noninterest Expense

For the year ended December 31, 2008, noninterest expense totaled $143.8 million, an increase of $17.0 million or 13.4% compared with $126.8 million for the same period in 2007. This increase was principally due to increases in salaries and employee benefits, net occupancy and the increase in impairment write-down on Fannie Mae and Freddie Mac preferred stock discussed further under “—Securities”. For the year ended December 31, 2007, noninterest expense totaled $126.8 million, an increase of $49.2 million or 63.3% compared with $77.7 million for the same period in 2006. The increase was primarily attributable to increases in salaries and employee benefits, impairment write-down on securities and the additional general operating costs associated with the acquisitions completed in 2007. These items and other changes in the various components of noninterest expense are discussed in more detail below.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Salaries and employee benefits	$70,818	$63,910	$41,298
Non-staff expenses:
Net occupancy expense	12,470	10,534	7,884
Depreciation expense	7,666	7,611	5,048
Data processing	5,580	4,570	3,612
Regulatory assessments and FDIC insurance	1,843	1,035	716
Ad valorem and franchise taxes	2,884	2,462	2,246
Core deposit intangibles amortization	9,797	9,917	4,869
Communications expense(1)	6,582	6,351	4,339
Impairment write-down on securities	14,025	9,975	—
Other	12,131	10,478	7,657

Total noninterest expense(2)	$143,796	$126,843	$77,669

(1)	Communications expense includes telephone, data circuits, postage and courier expenses.
(2)	Total noninterest expense includes $1.5 million, $2.0 million and $850,000 in 2008, 2007 and 2006, respectively, in stock-based compensation expense.

Salaries and Employee Benefits. Salaries and employee benefits increased $6.9 million to $70.8 million at December 31, 2008 compared with $63.9 million at December 31, 2007 primarily due to staff added with the Franklin Bank acquisition in November 2008. The number of associates employed by the Company increased from 1,359 at December 31, 2007 to 1,734 at December 31, 2008. Salaries and employee benefits increased $22.6 million from $41.3 million at December 31, 2006 to $63.9 million at December 31, 2007 primarily due to staff added with the TXUI acquisition. The number of associates employed by the Company increased from 908 at December 31, 2006 to 1,359 at December 31, 2007. Total noninterest expense for the year ended December 31, 2008 includes $1.5 million in stock-based compensation expense compared with $2.0 million and $850,000 recorded for the years ended December 31, 2007 and 2006, respectively.

Net Occupancy and Depreciation Expenses. Net occupancy expense increased $1.9 million or 18.4% to $12.5 million for the year ended December 31, 2008 compared with $10.5 million for the year ended December 31, 2007. The increase was primarily attributable to the additional banking centers acquired in 2008. Depreciation expense increased $55,000 to $7.7 million for the year ended December 31, 2008 compared with $7.6 million for the same period in 2007. Net occupancy expense increased $2.7 million or 33.6% to $10.5 million for the year ended December 31, 2007 compared with $7.9 million for the year ended December 31, 2006. Depreciation expense increased $2.6 million to $7.6 million compared with $5.0 million for the same periods. These increases were primarily attributable to the additional acquisitions in 2006 and 2007 which added forty-two (42) banking centers.

Communications Expense. Communications expense includes telephone, data circuits, postage and courier expenses. Communications expense increased $231,000 or 3.6% from $6.4 million for the year ended December 31, 2007 to $6.6 million for the year ended December 31, 2008. The increase was primarily associated with the 2008 acquisitions including the Franklin Bank acquisition. Communications expense increased $2.0 million or 46.4% from $4.3 million for the year ended December 31, 2006 to $6.4 million for the year ended December 31, 2007. The increase was primarily associated with the TXUI acquisition.

Core Deposit Intangibles Amortization. Core deposit intangibles (“CDI”) amortization decreased $120,000 or 1.2% from $9.9 million for the year December 31, 2007 to $9.8 million for the year ended December 31, 2008. Although the Bank completed the Franklin acquisition in November 2008, the Company has not yet determined the allocation of the purchase price to CDI with respect to the Franklin Bank deposits assumed and accordingly no amortization expense was recorded in 2008. The Company expects the completion of the allocation to result in an increase in CDI and a corresponding increase in amortization expense in future periods. Core deposit intangibles amortization increased $5.0 million or 103.7% from $4.9 million for the year ended December 31, 2006 to $9.9 million for the year ended December 31, 2007. The increase was associated with the addition of $31.0 million in core deposit intangible assets related to the TXUI acquisition and $2.0 million in core deposit intangibles related to the Navasota acquisition. Core deposit intangibles are being amortized on an accelerated basis over an estimated life of eight to ten years.

Other Noninterest Expense. Other operating expenses increased $1.7 million or 15.8% from $10.5 million at December 31, 2007 to $12.1 million for the year ended December 31, 2008. The increase was primarily attributable to the additional general expenses incurred due to the Franklin Bank acquisition. Other operating expenses increased $2.8 million or 36.8% from $7.7 million at December 31, 2006 to $10.5 million for the year ended December 31, 2007. The increase was primarily attributable to the additional general expenses incurred due to the TXUI acquisition.

Efficiency Ratio. The efficiency ratio is a supplemental financial measure utilized in management’s internal evaluation of the Company and is not defined under generally accepted accounting principles. The efficiency ratio is calculated by dividing total noninterest expense, excluding credit loss provisions and impairment write-down on available for sale securities, by net interest income plus noninterest income, excluding net gains and losses on the sale of securities and on the sale of assets. Taxes are not part of this calculation. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources. The Company’s efficiency ratio was 46.51% at December 31, 2008, an increase from 46.19% at December 31, 2007. The Company’s efficiency ratio was 45.27% at December 31, 2006.

Income Taxes

The amount of federal income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of nondeductible interest expense and the amount of other nondeductible expenses. For the year ended December 31, 2008, income tax expense was $41.9 million compared with $41.6 million for the year ended December 31, 2007 and $32.2 million for the year ended December 31, 2006. The increases were primarily attributable to higher pretax net earnings which resulted from an increase in net interest income for the year ended December 31, 2008 compared with the same period in 2007 and 2006. The effective tax rate for the years ended December 31, 2008, 2007 and 2006 was 33.2%, 33.1% and 34.3%, respectively. The effective income tax rates differed from the U.S. statutory rate of 35% during the comparable periods primarily due to the effect of tax-exempt income from loans and securities.

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

Financial Condition

Loan Portfolio

At December 31, 2008, total loans were $3.567 billion, an increase of $424.1 million or 13.5% compared with $3.143 billion at December 31, 2007. The growth in loans was primarily attributable to the Franklin Bank acquisition, 1st Choice acquisition and the acquisition of six (6) branches of Banco Popular. At December 31, 2008, total loans at the banking centers acquired in 2008, including the former Franklin Bank banking centers, totaled $528.2 million. At December 31, 2008, total loans were 48.8% of deposits and 39.3% of total assets. At December 31, 2007, total loans were 63.3% of deposits and 49.3% of total assets. Loans increased 44.4% during 2007 from $2.177 billion at December 31, 2006 to $3.143 billion at December 31, 2007. The growth in loans was primarily attributable to internal growth and the TXUI acquisition.

The following table summarizes the Company’s loan portfolio by type of loan as of the dates indicated:

	December 31,
	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$482,476	13.5%	$436,338	13.9%	$280,957	12.9%	$222,773	14.4%	$144,432	13.9%
Real estate:
Construction and land development	666,081	18.7	683,171	21.7	433,178	19.9	206,653	13.4	109,591	10.6
1-4 family residential	668,097	18.7	526,338	16.7	376,996	17.3	313,184	20.3	260,453	25.2
Home equity	107,048	3.0	93,877	3.0	63,427	2.9	58,729	3.8	34,453	3.3
Commercial mortgages	1,268,340	35.6	1,075,285	34.3	803,145	36.9	566,356	36.7	369,151	35.6
Farmland	96,970	2.7	63,873	2.0	30,925	1.4	30,920	2.0	22,240	2.1
Multifamily residential	75,063	2.1	73,424	2.3	77,980	3.6	32,039	2.1	18,187	1.9
Agriculture	48,679	1.3	50,146	1.6	26,504	1.2	25,429	1.6	21,906	2.1
Consumer (net of unearned discount).	137,639	3.9	123,213	3.9	66,675	3.1	65,183	4.3	52,854	5.1
Other	16,664	0.5	17,306	0.6	16,720	0.8	20,859	1.4	2,246	0.2

Total loans(1).	$3,567,057	100.0%	$3,142,971	100.0%	$2,176,507	100.0%	$1,542,125	100.0%	$1,035,513	100.0%

(1)	Includes loans held for sale.

The Company is focused on growing its commercial and industrial and commercial mortgage loan portfolios. The Company’s commercial and industrial loans grew from $436.3 million at December 31, 2007 to $482.5 million at December 31, 2008, an increase of $46.1 million or 10.6%. The Company’s commercial mortgages grew from $1.075 billion at December 31, 2007 to $1.268 billion at December 31, 2008, an increase of $193.1 million or 18.0%. The Company offers a variety of commercial lending products including term loans and lines of credit. The Company offers a broad range of short to medium-term commercial loans, primarily collateralized, to businesses for working capital (including inventory and receivables), business expansion (including acquisitions of real estate and improvements) and the purchase of equipment and machinery. Historically, the Company has originated loans for its own account and has not securitized its loans. The purpose of a particular loan generally determines its structure. All loans in the 1-4 family residential category were originated by the Company.

All loans over $500,000 and below $2.5 million are evaluated and acted upon on a daily basis by two of the six company-wide loan concurrence officers. All loans above $2.5 million are evaluated and acted upon by an officers’ loan committee which meets weekly. In addition to the officers’ loan committee evaluation, loans from $15.0 million to $25.0 million are evaluated and acted upon by the directors’ loan committee which consists of three directors of the Bank and meets as necessary. Loans over $25.0 million are evaluated and acted upon by the Bank’s board of directors either at a regularly scheduled monthly board meeting or by teleconference or written consent.

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

Construction and Land Development Loans. The Company makes loans to finance the construction of residential and, to a limited extent, nonresidential properties. Construction loans generally are collateralized by first liens on real estate and have floating interest rates. The Company conducts periodic inspections, either directly or through an agent, prior to approval of periodic draws on these loans. Underwriting guidelines similar to those described above are also used in the Company’s construction lending activities. Construction loans involve additional risks attributable to the fact that loan funds are advanced upon the security of a project under construction, and the project is of uncertain value prior to its completion. Because of uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation on real property, it can be difficult to accurately evaluate the total funds required to complete a project and the related loan to value ratio. As a result of these uncertainties, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If the Company is forced to foreclose on a project prior to completion, there is no assurance that the Company will be able to recover all of the unpaid portion of the loan. In addition, the Company may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time. While the Company has underwriting procedures designed to identify what it believes to be acceptable levels of risks in construction lending, no assurance can be given that these procedures will prevent losses from the risks described above.

Agriculture Loans. The Company provides agriculture loans for short-term crop production, including rice, cotton, milo and corn, farm equipment financing and agriculture real estate financing. The Company evaluates agriculture borrowers primarily based on their historical profitability, level of experience in their particular agriculture industry, overall financial capacity and the availability of secondary collateral to withstand economic and natural variations common to the industry. Because agriculture loans present a higher level of risk associated with events caused by nature, the Company routinely makes on-site visits and inspections in order to identify and monitor such risks.

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

The contractual maturity ranges of the 1-4 family residential, home equity, commercial and industrial, commercial mortgage, construction and land development and agriculture portfolios and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of December 31, 2008 are summarized in the following table:

	December 31, 2008
	One Year or Less	After One Through Five Years	After Five Years	Total
	(Dollars in thousands)
1-4 family residential and home equity	$32,176	$82,820	$660,149	$775,145
Commercial and industrial	230,963	177,061	74,452	482,476
Commercial mortgages	104,708	213,064	950,568	1,268,340
Construction and land development	273,372	121,012	271,697	666,081
Agriculture	30,056	17,721	902	48,679

Total	$671,275	$611,678	$1,957,768	$3,240,721

Loans with a predetermined interest rate.	$218,520	$389,336	$761,339	$1,369,195
Loans with a floating interest rate.	452,755	222,342	1,196,429	1,871,526

Total	$671,275	$611,678	$1,957,768	$3,240,721

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

The Company’s conservative lending approach has resulted in strong asset quality. The Company had $14.4 million in nonperforming assets at December 31, 2008 compared with $15.4 million at December 31, 2007 and $1.1 million at December 31, 2006. The nonperforming assets at December 31, 2008 consisted of ninety-eight (98) separate credits or ORE properties, of which forty-five (45) credits were related to loans acquired in the Company’s 2008 and 2007 acquisitions. If interest on nonaccrual loans had been accrued under the original loan terms, approximately $121,000, $47,000 and $30,000 would have been recorded as income for the years ended December 31, 2008, 2007 and 2006, respectively.

The following table presents information regarding past due loans and nonperforming assets at the dates indicated:

	December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Nonaccrual loans.	$2,142	$1,035	$181	$355	$297
Restructured loans.	—	—	—	—	—
Accruing loans 90 or more days past due	7,594	4,092	767	788	1,083

Total nonperforming loans	9,736	5,127	948	1,143	1,380
Repossessed assets	182	56	32	26	—
Other real estate	4,450	10,207	140	239	341

Total nonperforming assets	$14,368	$15,390	$1,120	$1,408	$1,721

Nonperforming assets to total loans and other real estate	0.40%	0.49%	0.05%	0.09%	0.17%
Nonperforming assets to average earning assets	0.25%	0.31%	0.03%	0.05%	0.07%

Allowance for Credit Losses

The following table presents, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Average loans outstanding	$3,250,447	$3,092,797	$2,037,379	$1,435,376	$871,739

Gross loans outstanding at end of period.	$3,567,057	$3,142,971	$2,176,507	$1,542,125	$1,035,513

Allowance for credit losses at beginning of period	$32,543	$23,990	$17,203	$13,105	$10,345
Balance acquired with acquisitions	2,182	13,386	7,054	4,028	2,365
Provision for credit losses	9,867	760	504	480	880
Charge-offs:
Commercial and industrial	(2,799)	(1,045)	(353)	(410)	(139)
Real estate and agriculture	(3,650)	(4,143)	(128)	(242)	(613)
Consumer.	(2,733)	(2,974)	(696)	(240)	(198)
Recoveries:
Commercial and industrial	308	1,175	95	188	239
Real estate and agriculture	220	208	59	184	65
Consumer.	1,032	1,186	252	110	161

Net charge-offs	(7,622)	(5,593)	(771)	(410)	(485)

Allowance for credit losses at end of period.	$36,970	$32,543	$23,990	$17,203	$13,105

Ratio of allowance to end of period loans	1.04%	1.04%	1.10%	1.12%	1.27%
Ratio of net charge-offs to average loans	0.23	0.18	0.04	0.03	0.06
Ratio of allowance to end of period nonperforming loans	379.7	634.7	2,530.6	1,505.1	949.6

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

At December 31, 2008, the allowance for credit losses totaled $37.0 million, or 1.04% of total loans. At December 31, 2007, the allowance aggregated $32.5 million or 1.04% of total loans and at December 31, 2006, the allowance was $24.0 million or 1.10% of total loans.

The following tables describe the allocation of the allowance for credit losses among various categories of loans and certain other information as of the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any loan category.

	December 31,
	2008		2007
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars in thousands)
Balance of allowance for credit losses applicable to:
Commercial and industrial	$6,159	13.5%	$4,790	13.9%
Real estate	27,953	80.8	22,505	80.0
Agriculture	313	1.3	506	1.6
Consumer and other.	2,545	4.4	2,153	4.5
Unallocated(1)	—	—	2,589	—

Total allowance for credit losses.	$36,970	100.0%	$32,543	100.0%

	December 31,
	2006(1)		2005		2004
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars in thousands)
Balance of allowance for credit losses applicable to:
Commercial and industrial	$3,660	12.9%	$636	14.4%	$274	13.9%
Real estate	18,140	82.0	923	78.3	503	78.7
Agriculture	131	1.2	28	1.6	12	2.1
Consumer and other.	732	3.9	53	5.7	26	5.3
Unallocated	1,327	—	15,563	—	12,290	—

Total allowance for credit losses	$23,990	100.0%	$17,203	100.0%	$13,105	100.0%

(1)	In 2006, the Company revised its allowance methodology to provide for more specific allocation of its reserves. The revised methodology did not have a material impact on the Company’s determination of the overall allowance for credit losses.

The Company believes that the allowance for credit losses at December 31, 2008 is adequate to cover losses inherent in the loan portfolio as of such date. There can be no assurance, however, that the Company will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at December 31, 2008.

Securities

The Company uses its securities portfolio as a source of income, as a source of liquidity for cash requirements and to manage interest rate risk. At December 31, 2008, the carrying amount of investment securities totaled $4.160 billion, an increase of $2.30 billion or 124.0% compared with $1.858 billion at December 31, 2007. The increase in securities was primarily due to the purchase of new securities with the funds acquired in the Franklin Bank acquisition. Securities increased to $1.858 billion at December 31, 2007 from $1.590 billion at December 31, 2006, an increase of $267.3 million or 16.8%. At December 31, 2008, securities represented 45.9% of total assets compared with 29.1% of total assets at December 31, 2007.

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

The following table summarizes the amortized cost of securities as of the dates shown (available-for-sale securities are not adjusted for unrealized gains or losses):

	December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies.	$151,147	$229,119	$402,328	$296,349	$30,726
70% non-taxable preferred stock	—	14,025	24,000	24,000	24,000
States and political subdivisions	84,569	87,517	44,378	31,250	37,698
Corporate debt securities	3,221	3,215	6,218	8,550	10,491
Collateralized mortgage obligations	179,389	223,952	276,629	222,615	238,994
Mortgage-backed securities	3,711,629	1,282,338	829,195	987,088	957,354
Qualified Zone Academy Bond (QZAB)	8,000	8,000	8,000	8,000	8,000
Other	7,288	7,260	4,093	814	296

Total	$4,145,243	$1,855,426	$1,594,841	$1,578,666	$1,307,559

The following table summarizes the contractual maturity of securities and their weighted average yields as of December 31, 2008. The contractual maturity of a mortgage-backed security is the date at which the last underlying mortgage matures. Available-for-sale securities are shown at fair value and held-to-maturity securities are shown at amortized cost. Other securities are included in the corporate debt securities category. For purposes of the table below, tax-exempt states and political subdivisions are calculated on a tax equivalent basis. The QZAB bond is not calculated on a tax equivalent basis and it generates a tax credit of 7.18%, which is included in gross income.

	December 31, 2008
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$3,538	4.90%	$130,331	4.44%	$17,306	5.69%	$—	—	$151,175	4.59%
States and political subdivisions.	2,910	6.26	6,060	6.43	26,331	6.54	48,185	6.42	83,486	6.45
Corporate debt securities and other	7,288	4.47	3,322	5.83	—	—	—	—	10,610	4.90
Collateralized mortgage obligations.	—	—	25,489	5.29	87,468	4.59	66,374	4.19	179,331	4.54
Mortgage-backed securities	2,959	5.07	201,218	4.22	957,056	4.78	2,566,566	5.03	3,727,799	4.92
Qualified Zone Academy Bond (QZAB)	—	—	8,000	2.00	—	—	—	—	8,000	2.00

Total	$16,695	4.98%	$374,420	4.37%	$1,088,161	4.82%	$2,681,125	5.03%	$4,160,401	4.92%

The contractual maturity of mortgage-backed securities and collateralized mortgage obligations is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities monthly pay downs cause the average lives of the securities to be much different than their stated lives. The weighted average life of the Company’s complete portfolio is 2.9 years with an effective duration of 3.0 years at December 31, 2008.

At December 31, 2008 and 2007, the Company did not own securities of any one issuer (other than the U.S. government and its agencies) for which aggregate adjusted cost exceeded 10% of the consolidated shareholders’ equity at such respective dates.

The average yield of the securities portfolio was 4.90% in 2008 compared with 4.84% in 2007 and 4.51% in 2006. The 6 basis point increase in 2008 was primarily due to the Company reinvesting funds at higher rates in 2008 compared to 2007. The overall growth in the securities portfolio over the comparable periods was primarily funded by deposit growth and securities acquired in acquisitions.

The following table summarizes the carrying value by classification of securities as of the dates shown:

	December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Available-for-sale	$817,244	$260,444	$434,331	$410,361	$177,683
Held-to-maturity	3,343,157	1,597,162	1,155,972	1,162,241	1,125,109

Total	$4,160,401	$1,857,606	$1,590,303	$1,572,602	$1,302,792

The following tables present the amortized cost and fair value of securities classified as available-for-sale at December 31, 2008, 2007 and 2006:

	December 31, 2008				December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)				(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies.	$91,103	$28	$—	$91,131	$3,986	$15	$(2)	$3,999
70% non-taxable preferred stock	—	—	—	—	14,025	—	—	14,025
States and political subdivisions.	50,008	763	(1,846)	48,925	51,119	962	(148)	51,933
Collateralized mortgage obligations	1,437	—	(58)	1,379	1,890	—	(38)	1,852
Mortgage-backed securities	642,529	16,914	(744)	658,699	170,269	1,614	(276)	171,607
Qualified Zone Academy Bond (QZAB)	8,000	—	—	8,000	8,000	—	—	8,000
Other	9,009	101	—	9,110	8,975	53	—	9,028

Total.	$802,086	$17,806	$(2,648)	$817,244	$258,264	$2,644	$(464)	$260,444

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies.	$290,629	$—	$(794)	$289,835
70% non-taxable preferred stock	24,000	—	(3,795)	20,205
States and political subdivisions	14,098	604	—	14,702
Collateralized mortgage obligations	5,352	12	(36)	5,328
Mortgage-backed securities	90,986	172	(729)	90,429
Qualified Zone Academy Bond (QZAB)	8,000	—	—	8,000
Other	5,804	28	—	5,832

Total.	$438,869	$816	$(5,354)	$434,331

The following tables present the amortized cost and fair value of securities classified as held-to-maturity at December 31, 2008, 2007 and 2006:

	December 31, 2008				December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)				(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies.	$60,044	$2,328	$—	$62,372	$225,133	$1,572	$(28)	$226,677
States and political subdivisions	34,561	201	(3,152)	31,610	36,398	286	(304)	36,380
Corporate debt securities	1,500	63	—	1,563	1,500	14	—	1,514
Collateralized mortgage obligations	177,952	2,222	(1,012)	179,162	222,062	744	(1,914)	220,892
Mortgage-backed securities	3,069,100	65,236	(62)	3,134,274	1,112,069	6,603	(6,537)	1,112,135

Total	$3,343,157	$70,050	$(4,226)	$3,408,981	$1,597,162	$9,219	$(8,783)	$1,597,598

	December 31, 2006
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies.	$111,699	$405	$(588)	$111,516
States and political subdivisions	30,280	255	(53)	30,482
Corporate debt securities	4,507	6	(10)	4,503
Collateralized mortgage obligations	271,277	337	(5,260)	266,354
Mortgage-backed securities	738,209	616	(20,584)	718,241

Total	$1,155,972	$1,619	$(26,495)	$1,131,096

As part of its regular quarterly review for impairment of marketable securities, the Company recognized an other-than-temporary impairment charge of $14.0 million pre-tax on Fannie Mae and Freddie Mac government sponsored, investment grade perpetual callable preferred securities during the year ended December 31, 2008 and $10.0 million during the year ended December 31, 2007. The other-than-temporary impairment charges were recorded on six perpetual preferred stock issues classified as available-for-sale investment securities, which are included in the tables above as 70% non-taxable preferred stock, with a total book value of $24.0 million prior to recognition of the initial 2007 impairment charge and no book value after the 2008 impairment charge. The Company reclassified the unrealized mark-to-market loss on these investment grade securities to an other-than-temporary impairment charge because of the recent significant decline in the market value of these securities and because management believes it is unlikely that these securities will recover their original book value within a reasonable amount of time. Both Fannie Mae and Freddie Mac securities were investment grade at the time of purchase.

Management believes that the gross unrealized losses in the Company’s securities portfolio at December 31, 2008 were primarily due to interest rate increases. Because the decline in market value of such securities was primarily attributable to changes in interest rates and not credit quality, and because the Company has the ability and intent to hold such securities until a recovery of fair value, which may be at maturity, the Company does not consider such securities to be other-than-temporarily impaired at December 31, 2008.

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

Unlike U.S. Treasury and U.S. government agency securities, which have a lump sum payment at maturity, mortgage-backed securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. Mortgage-backed securities which are purchased at a premium will generally suffer decreasing net yields as interest rates drop because home owners tend to refinance their mortgages. Thus, the premium paid must be amortized over a shorter period. Therefore, these securities purchased at a discount will obtain higher net yields in a decreasing interest rate environment. As interest rates rise, the opposite will generally be true. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and consequently, the average life of this security will be lengthened. If interest rates begin to fall, prepayments will increase, thereby shortening the estimated life of this security. At December 31, 2008, 68.8% of the mortgage-backed securities held by the Company had contractual final maturities of more than ten years with a weighted average life of 3.34 years.

Collateralized mortgage obligations (“CMOs”) are bonds that are backed by pools of mortgages. The pools can be Ginnie Mae, Fannie Mae or Freddie Mac pools or they can be private-label pools. CMOs are designed so that the mortgage collateral will generate a cash flow sufficient to provide for the timely repayment of the bonds. The mortgage collateral pool can be structured to accommodate various desired bond repayment schedules, provided that the collateral cash flow is adequate to meet scheduled bond payments. This is accomplished by dividing the bonds into classes to which payments on the underlying mortgage pools are allocated in different order. The bond’s cash flow, for example, can be dedicated to one class of bondholders at a time, thereby increasing call protection to bondholders. In private-label CMOs, losses on underlying mortgages are directed to the most junior of all classes and then to the classes above in order of increasing seniority, which means that the senior classes have enough credit protection to be given the highest credit rating by the rating agencies.

Deposits

The Company’s lending and investing activities are primarily funded by deposits. The Company offers a variety of deposit accounts having a wide range of interest rates and terms including demand, savings, money market and time accounts. The Company relies primarily on competitive pricing policies and customer service to attract and retain these deposits. The Company does not have or accept any brokered deposits.

Total deposits at December 31, 2008 were $7.30 billion, an increase of $2.34 billion or 47.1% compared with $4.97 billion at December 31, 2007. The increase was primarily attributable to the Franklin Bank and 1st Choice acquisitions and the acquisition of six (6) branches of Banco Popular in 2008. As of December 31, 2008, the banking centers acquired, including the former locations of Franklin Bank, had approximately $2.36 billion in total deposits. Noninterest-bearing deposits were $1.52 billion at December 31, 2008, an increase of $354.9 million or 30.4% compared with $1.17 billion at December 31, 2007. Noninterest-bearing deposits at December 31, 2007 were $1.17 billion compared with $835.9 million at December 31, 2006. Interest-bearing deposits at December 31, 2008 were $5.78 billion, up $1.98 billion or 52.2% compared with $3.80 billion at December 31, 2007. Interest-bearing deposits at December 31, 2007 of $3.80 billion represented a $908.5 million increase compared with $2.89 billion at December 31, 2006. Total deposits at December 31, 2006 were $3.73 billion. There were no major concentrations of deposits at December 31, 2008, 2007 or 2006.

The daily average balances and weighted average rates paid on deposits for each of the years ended December 31, 2008, 2007 and 2006 are presented below:

	Years Ended December 31,
	2008		2007		2006
	Amount	Rate	Amount	Rate	Amount	Rate
	(Dollars in thousands)
Interest-bearing checking	$791,739	1.01%	$829,757	1.97%	$602,946	1.90%
Regular savings	253,090	0.74	222,397	0.99	164,963	1.11
Money market savings	1,158,052	2.24	983,187	3.34	732,704	2.96
Time deposits	1,997,152	3.60	1,549,064	4.60	1,165,056	3.95

Total interest-bearing deposits	4,200,033	2.56	3,584,405	3.42	2,665,669	3.04
Noninterest-bearing deposits	1,271,408	—	1,143,114	—	783,431	—

Total deposits	$5,471,441	1.97%	$4,727,519	2.60%	$3,449,100	2.35%

The Company’s ratio of average noninterest-bearing deposits to average total deposits for the years ended December 31, 2008, 2007, and 2006 was 23.2%, 24.2%, and 22.7%, respectively.

The following table sets forth the amount of the Company’s certificates of deposit that are $100,000 or greater by time remaining until maturity:

December 31, 2008
(Dollars in thousands)
Three months or less	$405,728
Over three through six months.	323,793
Over six through 12 months	512,183
Over 12 months	167,203

Total	$1,408,907

Other Borrowings

The Company utilizes borrowings to supplement deposits to fund its lending and investment activities. Borrowings consist of funds from the Federal Home Loan Bank (“FHLB”) and correspondent banks. FHLB advances are considered short-term, overnight borrowings. At December 31, 2008, the Company had $229.4 million in FHLB borrowings, of which $29.4 million consisted of long-term FHLB notes payable and $200.0 million consisted of short-term advances compared with $31.5 million in FHLB borrowings at December 31, 2007, all of which consisted of long-term FHLB notes payable. The weighted average interest rate paid on the FHLB notes payable at period end was 5.3%. The maturity dates on the FHLB notes payable range from the years 2009 to 2028 and have interest rates ranging from 3.08% to 6.12%. The highest outstanding balance of FHLB advances during 2008 was $280.0 million compared with $240.0 million during 2007. The Company had no federal funds purchased at December 31, 2008 or 2007.

At December 31, 2008, the Company had $96.0 million in securities sold under repurchase agreements compared with $84.6 million at December 31, 2007, an increase of $11.4 million or 13.5%. The increase was primarily attributable to normal customer activity and the Franklin Bank acquisition.

The following table presents the Company’s borrowings at December 31, 2008 and December 31, 2007:

	December 31, 2008	December 31, 2007
	(Dollars in thousands)
FHLB advances	$200,000	$—
FHLB long-term notes payable	29,395	31,466

Total other borrowings	229,395	31,466
Federal funds purchased	—	—
Securities sold under repurchase agreements	96,017	84,581

Total	$325,412	$116,047

At December 31, 2008 and 2007, the Company had outstanding $92.3 million and $112.9 million, respectively, in junior subordinated debentures issued to the Company’s unconsolidated subsidiary trusts. The decrease of $20.6 million was due to the Company’s redemption of $10.3 million in junior subordinated debentures issued to each of SNB Statutory Trust II and SNB Capital Trust III on June 26, 2008 and April 7, 2008, respectively. Each issue of debentures redeemed bore interest at a floating rate of 3-month LIBOR + 3.15%. The trusts in turn redeemed in full the trust preferred securities and common securities they issued.

A summary of pertinent information related to the Company’s eight issues of junior subordinated debentures outstanding at December 31, 2008 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate(1)	Junior Subordinated Debt Owed to Trusts	Maturity Date(2)
Prosperity Statutory Trust II	July 31, 2001	$15,000,000	3 month LIBOR + 3.58%, not to exceed 12.50%	$15,464,000	July 31, 2031

Prosperity Statutory Trust III	Aug. 15, 2003	12,500,000	3 month LIBOR + 3.00%(3)	12,887,000	Sept. 17, 2033

Prosperity Statutory Trust IV	Dec. 30, 2003	12,500,000	3 month LIBOR + 2.85%(4)	12,887,000	Dec. 30, 2033

SNB Capital Trust IV(5)	Sept. 25, 2003	10,000,000	3 month LIBOR + 3.00%	10,310,000	Sept. 25, 2033

TXUI Statutory Trust I(6)	Sept. 07, 2000	7,000,000	10.60%	7,210,000	Sept. 07, 2030

TXUI Statutory Trust II(6)	Dec. 19, 2003	5,000,000	6.45%(7)	5,155,000	Dec. 19, 2033

TXUI Statutory Trust III(6)	Nov. 30, 2005	15,500,000	3 month LIBOR + 1.39%	15,980,000	Dec. 15, 2035

TXUI Statutory Trust IV(6)	Mar. 31, 2006	12,000,000	3 month LIBOR + 1.39%	12,372,000	June 30, 2036

(1)	The 3-month LIBOR in effect as of December 31, 2008 was 1.43%.
(2)	All debentures are callable five years from issuance date except for TXUI Statutory Trust I which is callable ten years from issuance date.
(3)	The debentures bore a fixed interest rate of 6.50% until September 17, 2008, when the rate began to float on a quarterly basis based on the three-month LIBOR plus 3.00%.

(4)	The debentures bore a fixed interest rate of 6.50% until December 30, 2008, when the rate began to float on a quarterly basis based on the three-month LIBOR plus 2.85%.
(5)	Assumed in connection with the SNB acquisition on April 1, 2006.
(6)	Assumed in connection with the TXUI acquisition on January 31, 2007.
(7)	The debentures bear a fixed interest rate until April 23, 2009, when the rate begins to float on a quarterly basis based on the three-month LIBOR plus 2.85%.

Each of the trusts is a capital or statutory business trust organized for the sole purpose of issuing trust securities and investing the proceeds in the Company’s junior subordinated debentures. The preferred trust securities of each trust represent preferred beneficial interests in the assets of the respective trusts and are subject to mandatory redemption upon payment of the junior subordinated debentures held by the trust. The common securities of each trust are wholly owned by the Company. Each trust’s ability to pay amounts due on the trust preferred securities is solely dependent upon the Company making payment on the related junior subordinated debentures. The debentures, which are the only assets of each trust, are subordinate and junior in right of payment to all of the Company’s present and future senior indebtedness. The Company has fully and unconditionally guaranteed each trust’s obligations under the trust securities issued by such trust to the extent not paid or made by each trust, provided such trust has funds available for such obligations.

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

The following table sets forth the Company’s interest rate sensitivity analysis at December 31, 2008:

	Volumes Subject to Repricing Within
	0-30 days	31-180 days	181-365 days	Greater than one year	Total
	(Dollars in thousands)
Interest-earning assets:
Securities (excluding unrealized gain of $15.2 million)	$153,429	$664,122	$575,869	$2,751,823	$4,145,243
Loans	932,258	296,290	319,723	2,018,786	3,567,057
Federal funds sold and other temporary investments	16,298	106	—	—	16,404

Total interest-earning assets	$1,101,985	$960,518	$895,592	$4,770,609	$7,728,704

Interest-bearing liabilities:
Demand, money market and savings deposits	$2,792,690	$—	$—	$—	$2,792,690
Certificates of deposit and other time deposits.	272,467	1,204,792	1,120,718	389,647	2,987,624
Junior subordinated debentures	55,265	30,000	—	7,000	92,265
Securities sold under repurchase agreements	96,017	—	—	—	96,017
Other borrowings	200,259	1,399	1,294	26,443	229,395

Total interest-bearing liabilities	$3,416,698	$1,236,191	$1,122,012	$423,090	$6,197,991

Period GAP	$(2,314,713)	$(275,673)	$(226,420)	$4,347,519	$1,530,713
Cumulative GAP	$(2,314,713)	$(2,590,386)	$(2,816,806)	$1,530,713
Period GAP to total assets	(25.51)%	(3.04)%	(2.50)%	47.92%
Cumulative GAP to total assets	(25.51)%	(28.55)%	(31.05)%	16.87%

While the GAP position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, it is difficult to predict the effect of changing interest rates solely on that measure, without accounting for alterations in the maturity or repricing characteristics of the balance sheet that occur during changes in market interest rates. For example, the GAP position reflects only the prepayment assumptions pertaining to the current rate environment. Assets tend to prepay more rapidly during periods of declining interest rates than during periods of rising interest rates. Because of this and other risk factors not contemplated by the

GAP position, an institution could have a matched GAP position in the current rate environment and still have its net interest income exposed to increased rate risk. Additionally, the Company had $1.523 billion in noninterest-bearing deposits at December 31, 2008 that are not reflected in the table above and are not directly impacted by interest rate changes.

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

The Company’s simulation analysis as of December 31, 2008 estimates a percentage of change in these metrics from the stable rate base scenario versus alternative scenarios of rising and falling market interest rates by instantaneously shocking a static balance sheet. The following table summarizes the simulated change in net interest income over a 12-month horizon in the event of an immediate and sustained change in interest rates:

Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income
+200	(6.2)%
+100	(2.9)%
Base	—
-100	0.5%
-200	0.4%

The results are primarily due to behavior of demand, money market and savings deposits during such rate fluctuations. The Company has found that historically, interest rates on these deposits change more slowly than changes in the discount and federal funds rates. This assumption is incorporated into the simulation model and is generally not fully reflected in a GAP analysis.

Liquidity

Liquidity involves the Company’s ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate the Company on an ongoing basis and manage unexpected events. During the two years ended December 31, 2008, the Company’s liquidity needs have primarily been met by growth in core deposits, security and loan maturities and amortizing investment and loan portfolios. Although access to purchased funds from correspondent banks and over-night advances from Federal Home Loan Bank-Dallas is available, and has been utilized on occasion to take advantage of investment opportunities, the Company does not generally rely on these external funding sources.

The following table illustrates, during the years presented, the mix of the Company’s funding sources and the average assets in which those funds are invested as a percentage of the Company’s average total assets for the period indicated. Average assets totaled $7.03 billion in 2008 compared to $6.09 billion in 2007.

	2008	2007
Source of Funds:
Deposits:
Non-interest-bearing	18.10%	18.76%
Interest-bearing	59.78	58.82
Junior subordinated debentures	1.42	2.04
Securities sold under repurchase agreements	1.20	1.17
Other borrowings	1.77	1.37
Other non-interest-bearing liabilities	0.75	0.78
Shareholders’ equity	16.98	17.06

Total	100.0%	100.0%

Uses of Funds:
Loans	46.27%	50.75%
Securities	34.30	30.35
Federal funds sold and other interest-earning assets	2.33	1.17
Other non-interest-earning assets	17.10	17.73

Total	100.0%	100.0%

Average non-interest bearing deposits to total average deposits	23.24%	24.18%
Average loans to average deposits	59.41%	65.42%

The Company’s largest source of funds is deposits and its largest use of funds is loans. The Company does not expect a change in the source or use of its funds in the future. The Company is focused on increasing loans with average loans growing 5.1% for the year ended December 31, 2008 compared with the year ended December 31, 2007. The increase in loans has primarily been funded by an increase in deposits through acquisitions and internal growth. The Company invests excess deposits in government backed securities until the funds are needed to fund loan growth. The Company’s securities portfolio has a weighted average life of 2.9 years and an effective duration of 3.0 years at December 31, 2008.

As of December 31, 2008, the Company had outstanding $685.7 million in commitments to extend credit and $28.3 million in commitments associated with outstanding standby letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

The Company has no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

As of December 31, 2008, the Company had cash and cash equivalents of $228.6 million compared with $371.1 million at December 31, 2007. The decrease was mainly due to a decrease in federal funds sold of $176.5 million and an increase in cash and due from banks of $38.4 million due to the Franklin acquisition.

Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of December 31, 2008 (other than deposit obligations). The Company’s future cash payments associated with its contractual obligations pursuant to its junior subordinated debentures, FHLB notes payable and operating leases as of December 31, 2008 are summarized below. Payments for junior subordinated debentures include interest of $134.1 million that will be paid over the future periods. The future interest payments were calculated using the current rate in effect at December 31, 2008. With respect to floating interest rates, the payments were determined based on the 3-LIBOR in effect at December 31, 2008. The current principal balance of the junior subordinated debentures at December 31, 2008 was $92.3 million. Payments for FHLB notes payable include interest of $6.5 million that will be paid over the future periods. Payments related to leases are based on actual payments specified in underlying contracts.

	Payments due in:
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Junior subordinated debentures	$5,452	$10,905	$10,905	$199,142	$226,404
Federal Home Loan Bank notes payable	4,091	15,655	3,307	12,797	35,850
Operating leases	3,731	5,183	2,620	2,198	13,732

Total.	$7,822	$20,838	$5,927	107,260	$141,847

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

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit expiring by period as of December 31, 2008 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$25,817	$1,498	$605	$347	$28,267
Commitments to extend credit	524,264	45,839	2,899	112,677	685,679

Total	$550,081	$47,337	$3,504	$113,024	$713,946

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

Total shareholders’ equity increased to $1.255 billion at December 31, 2008 compared with $1.127 billion at December 31, 2007, an increase of $127.7 million or 11.3%. This increase was primarily the result of net income of $84.5 million and $56.1 million in Common Stock issued in connection with the 1st Choice acquisition, partially offset by dividends paid on the Common Stock of $23.4 million. During 2007, shareholders’ equity increased by $463.0 million or 69.7% compared with $664.4 million at December 31, 2006, primarily due to net income of $84.2 million and $389.4 million in Common Stock issued in connection with the TXUI and Navasota acquisitions, partially offset by dividends paid on the Common Stock of $20.3 million.

The following table provides a comparison of the Company’s and the Bank’s leverage and risk-weighted capital ratios as of December 31, 2008 to the minimum and well-capitalized regulatory standards:

	Minimum Required for Capital Adequacy Purposes		To Be Categorized as Well-Capitalized Under Prompt Corrective Action Provisions	Actual Ratio at December 31, 2008
The Company
Leverage ratio	3.00	%(1)	N/A	5.68%
Tier 1 risk-based capital ratio	4.00		N/A	10.27
Total risk-based capital ratio	8.00		N/A	11.17
The Bank
Leverage ratio	3.00	%(2)	5.00%	5.48%
Tier 1 risk-based capital ratio	4.00		6.00	10.00
Total risk-based capital ratio	8.00		10.00	10.91

(1)	The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.
(2)	The FDIC may require the Bank to maintain a leverage ratio above the required minimum.

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

Assuming these final rules were effective at December 31, 2008, all trust preferred securities would count as Tier 1 capital. If applicable, the excess amount of trust preferred securities may be included in Tier 2 capital. Assuming these final rules were effective at December 31, 2008, the Company’s consolidated capital ratios would have been unchanged.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements, the report thereon, the notes thereto and supplementary data commence at page 70 of this Annual Report on Form 10-K.

The following table presents certain unaudited quarterly financial information concerning the Company’s results of operations for each of the two years indicated below. The information should be read in conjunction with the historical consolidated financial statements of the Company and the notes thereto appearing elsewhere in this Annual Report on Form 10-K.

CONSOLIDATED QUARTERLY FINANCIAL DATA OF THE COMPANY

	Quarter Ended 2008
	December 31		September 30		June 30	March 31
	(Dollars in thousands, except per share data)
	(unaudited)
Interest income	$96,588		$84,846		$81,979	$84,465
Interest expense	32,631		27,040		28,008	32,470

Net interest income	63,957		57,806		53,971	51,995
Provision for credit losses	6,000		1,700		1,000	1,167

Net interest income after provision	57,957		56,106		52,971	50,828
Noninterest income	13,508		13,117		13,066	12,679
Noninterest expense	37,586		46,230		30,860	29,120

Income before income taxes	33,879		22,993		35,177	34,387
Provision for income taxes	11,194		7,546		11,740	11,449

Net income	$22,685		$15,447	(1)	$23,437	$22,938

Earnings per share(3):
Basic	$0.49		$0.34	(1)	$0.52	$0.52

Diluted	$0.49		$0.33	(1)	$0.52	$0.52

	Quarter Ended 2007
	December 31		September 30		June 30	March 31
	(Dollars in thousands, except per share data)
	(unaudited)
Interest income	$85,441		$88,004		$87,300	$79,863
Interest expense	33,807		36,635		35,956	33,775

Net interest income	51,634		51,369		51,344	46,088
Provision for credit losses	120		75		320	245

Net interest income after provision	51,514		51,294		51,024	45,843
Noninterest income	13,248		14,159		13,845	11,671
Noninterest expense	39,413		30,087		30,072	27,271

Income before income taxes	25,349		35,366		34,797	30,243
Provision for income taxes	8,268		11,518		11,804	10,014

Net income	$17,081	(2)	$23,848		$22,993	$20,229

Earnings per share(3):
Basic	$0.39	(2)	$0.54		$0.53	$0.51

Diluted	$0.38	(2)	$0.54		$0.52	$0.50

(1)	Includes a $14.0 million pre-tax, or $9.1 million after-tax, impairment charge on write-down of securities.
(2)	Includes a $10.0 million pre-tax, or $6.5 million after-tax, impairment charge on write-down of securities.
(3)	Earnings per share are computed independently for each of the quarters presented and therefore may not total earnings per share for the year.

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of December 31, 2008, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. This assessment included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act.

The Company assumed deposits and acquired certain assets from the FDIC, in its capacity as receiver of Franklin Bank, on November 7, 2008. Such balances constituted approximately 22% of total assets and 27% of total deposits of the consolidated financial statement amounts as of December 31, 2008. As permitted by the Securities and Exchange Commission, management excluded the assumed deposits and liabilities and acquired assets from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. Based on the assessment, which excluded the Franklin acquisition, as described above, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2008.

Deloitte & Touche LLP the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2008. The report is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Compliance with Designated Laws and Regulations

Management is also responsible for ensuring compliance with the federal laws and regulations concerning loans to insiders and the federal and state laws and regulations concerning dividend restrictions, both of which are designated by the Federal Deposit Insurance Corporation (FDIC) as safety and soundness laws and regulations.

Management assessed its compliance with the designated safety and soundness laws and regulations and has maintained records of its determinations and assessments as required by the FDIC. Based on this assessment, management believes that the Company has complied, in all material respects, with the designated safety and soundness laws and regulations for the year ended December 31, 2008.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Prosperity Bancshares, Inc.

Houston, Texas

We have audited the internal control over financial reporting of Prosperity Bancshares, Inc. and subsidiaries (the “Bank”) as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Bank’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C). As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting related to the assumption of deposits and acquisition of certain assets from the FDIC, in its capacity as receiver of Franklin Bank, on November 7, 2008. Such balances constituted approximately 22% of total assets and 27% of total deposits of the consolidated financial statement amounts as of December 31, 2008. Accordingly, our audit did not include the internal control over financial reporting related to the assumed deposits and the acquired assets. The Bank’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Bank’s internal control over financial reporting based on our audit.

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

In our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management’s statement referring to compliance with laws and regulations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2008 of the Bank and our report dated March 2, 2009 expressed an unqualified opinion on those financial statements.

Houston, Texas

March  2, 2009

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the information under the captions “Election of Directors,” “Continuing Directors and Executive Officers,” “ Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance—Committees of the Board of Directors—Audit Committee,” “Corporate Governance—Director Nomination Process” and “Corporate Governance—Code of Ethics” in the Company’s definitive Proxy Statement for its 2009 Annual Meeting of Shareholders (the “2009 Proxy Statement”) to be filed with the Commission pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information under the captions “Executive Compensation and Other Matters” and “Director Compensation” in the 2009 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Certain information required by this Item 12 is included under “Securities Authorized for Issuance under Equity Compensation Plans” in Part II, Item 5 of this annual report on Form 10-K. The other information required by this Item is incorporated herein by reference to the information under the caption “Beneficial Ownership of Common Stock by Management of the Company and Principal Shareholders” in the 2009 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information under the captions “Corporate Governance—Director Independence” and “Certain Relationships and Related Transactions” in the 2009 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information under the caption “Fees and Services of Independent Registered Public Accounting Firm” in the 2009 Proxy Statement.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements. Reference is made to the Consolidated Financial Statements, the report thereon and the notes thereto commencing at page 70 of this Annual Report on Form 10-K. Set forth below is a list of such Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Income for the Years Ended December 31, 2008, 2007, and 2006

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006

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

Each exhibit marked with an asterisk is filed or furnished with this Annual Report on Form 10-K as noted below.

Exhibit Number(1)		Description
2.1	—	Purchase and Assumption Agreement dated November 7, 2008, by and among Prosperity Bank and the Federal Deposit Insurance Corporation in its corporate capacity and in its capacity as receiver of Franklin Bank, S.S.B., Houston, Texas (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed November 13, 2008)

3.1	—	Amended and Restated Articles of Incorporation of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267))

3.2	—	Articles of Amendment to Amended and Restated Articles of Incorporation of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

3.3	—	Amended and Restated Bylaws of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 19, 2007)

4.1	—	Form of certificate representing shares of Prosperity Bancshares, Inc. common stock (incorporated herein by reference to Exhibit 4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267))

4.2	—	Indenture dated as of July 31, 2001 by and between Prosperity Bancshares, Inc., as Issuer, and State Street Bank and Trust Company of Connecticut, National Association, with respect to the Floating Rate Junior Subordinated Deferrable Interest Debentures of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

Exhibit Number(1)		Description
4.3	—	Amended and Restated Declaration of Trust of Prosperity Statutory Trust II dated as of July 31, 2001 (incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

4.4	—	Guarantee Agreement dated as of July 31, 2001 by and between Prosperity Bancshares, Inc. and State Street Bank and Trust Company of Connecticut, National Association (incorporated herein by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.1†	—	Prosperity Bancshares, Inc. 1995 Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267))

10.2†	—	Prosperity Bancshares, Inc. 1998 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267))

10.3†	—	Prosperity Bancshares, Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4 (Registration No. 333-121767))

10.4†	—	Second Amended and Restated Employment Agreement effective January 1, 2009 by and among Prosperity Bancshares, Inc., Prosperity Bank and David Zalman (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 7, 2009)

10.5†	—	Second Amended and Restated Employment Agreement effective January 1, 2009 by and among Prosperity Bancshares, Inc., Prosperity Bank and H. E. Timanus, Jr. (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed January 7, 2009)

10.6†	—	Amended and Restated Employment Agreement effective January 1, 2009 by and among Prosperity Bancshares, Inc., Prosperity Bank and James D. Rollins III (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 7, 2009)

10.7†	—	Amended and Restated Employment Agreement effective January 1, 2009 by and among Prosperity Bancshares, Inc., Prosperity Bank and David Hollaway (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 7, 2009)

10.8†	—	First Amendment to Employment and Non-Competition Agreement, dated as of September 19, 2006, by and between Prosperity Bank and Peter E. Fisher (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 21, 2006)

10.9†	—	Employment and Non-Competition Agreement, dated as of September 1, 2002, by and between Prosperity Bank and Peter E. Fisher (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 21, 2006)

10.10†	—	Paradigm Bancorporation, Inc. 1999 Stock Incentive Plan (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-100815))

10.11†	—	MainBancorp, Inc. 1996 Employee Stock Option Plan (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-110755))

10.12†	—	Form of MainBancorp, Inc. Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-110755))

10.13†	—	First Capital Bankers, Inc. 1996 Executive Stock Option Plan (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.14†	—	First Capital Bankers, Inc. Amended and Restated 1998 Stock Option Plan (incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

Exhibit Number(1)		Description
10.15†	—	SNB Bancshares, Inc. 2002 Stock Option Plan, as amended and restated (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-133214))

10.16†	—	Texas United Bancshares, Inc. 1998 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-140425))

10.17†	—	Texas United Bancshares, Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-140425))

21.1*	—	Subsidiaries of Prosperity Bancshares, Inc.

23.1*	—	Consent of Deloitte & Touche LLP

31.1*	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract or compensatory plan or arrangement.
*	Filed with this Annual Report on Form 10-K.
**	Furnished with this Annual Report on Form 10-K.
(1)	The Company has other long-term debt agreements that meet the exclusion set forth in Section 601(b)(4)(iii)(A) of Regulation S-K. The Company hereby agrees to furnish a copy of such agreements to the Commission upon request.

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

Date: March 2, 2009

PROSPERITY BANCSHARES, INC.® (Registrant)

By:	/s/ DAVID ZALMAN
David Zalman Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature	Positions	Date

/s/ DAVID ZALMAN David Zalman	Chairman of the Board and Chief Executive Officer (principal executive officer); Director	March 2, 2009

/s/ DAVID HOLLAWAY David Hollaway	Chief Financial Officer (principal financial officer and principal accounting officer)	March 2, 2009

/s/ JAMES A. BOULIGNY James A. Bouligny	Director	March 2, 2009

/s/ WILLIAM H. FAGAN, M.D. William Fagan, M.D.	Director	March 2, 2009

/s/ LEAH HENDERSON Leah Henderson	Director	March 2, 2009

/s/ NED S. HOLMES Ned S. Holmes	Director	March 2, 2009

/s/ S. REED MORIAN S. Reed Morian	Director	March 2, 2009

/s/ PERRY MUELLER, JR., D.D.S. Perry Mueller, Jr., D.D.S.	Director	March 2, 2009

/s/ JAMES D. ROLLINS III James D. Rollins III	Director	March 2, 2009

/s/ HARRISON STAFFORD II Harrison Stafford II	Director	March 2, 2009

Signature	Positions	Date

/s/ ROBERT STEELHAMMER Robert Steelhammer	Director	March 2, 2009

/s/ H.E. TIMANUS, JR. H.E. Timanus, Jr.	Director	March 2, 2009

/s/ ERVAN ZOUZALIK Ervan Zouzalik	Director	March 2, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Prosperity Bancshares, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheets of Prosperity Bancshares Inc. and subsidiaries (the “Bank”) as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Bank’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Prosperity Bancshares, Inc. and subsidiaries at December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Bank’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2009 expressed an unqualified opinion on the Bank’s internal control over financial reporting.

Houston, Texas

March 2, 2009

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(Dollars in thousands)
ASSETS
Cash and due from banks	$212,335	$178,247
Federal funds sold	16,298	192,843

Total cash and cash equivalents	228,633	371,090
Interest bearing deposits in financial institutions	106	200
Available for sale securities, at fair value	817,244	260,444
Held to maturity securities, at cost (fair value of $3,408,981 and $1,597,598, respectively)	3,343,157	1,597,162
Loans held for investment	3,566,958	3,132,025
Loans held for sale	99	10,946
Less allowance for credit losses	(36,970)	(32,543)

Loans, net	3,530,087	3,110,428
Accrued interest receivable	34,617	27,940
Goodwill	874,654	753,909
Core deposit intangibles, net of accumulated amortization of $31,287 and $21,490, respectively	38,196	46,069
Bank premises and equipment, net	123,638	120,044
Other real estate owned	4,450	10,207
Bank Owned Life Insurance (BOLI), net	46,794	45,486
Federal Home Loan Bank of Dallas stock	15,483	5,558
Leased assets	928	3,559
Other assets	14,377	20,247

TOTAL ASSETS	$9,072,364	$6,372,343

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$1,522,983	$1,168,069
Interest-bearing	5,780,314	3,798,338

Total deposits	7,303,297	4,966,407
Other borrowings	229,395	31,466
Securities sold under repurchase agreements	96,017	84,581
Accrued interest payable	14,625	11,761
Other liabilities	81,659	37,812
Junior subordinated debentures	92,265	112,885

Total liabilities	7,817,258	5,244,912

COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $1 par value; 200,000,000 shares authorized; 46,116,801 and 44,188,323 shares issued at December 31, 2008 and 2007, respectively; 46,079,713 and 44,151,235 shares outstanding at December 31, 2008 and 2007, respectively	46,117	44,188
Capital surplus	867,380	809,026
Retained earnings	332,363	273,407
Accumulated other comprehensive income—net unrealized gain on available for sale securities, net of tax of $5,305 and $763, respectively	9,853	1,417
Less treasury stock, at cost, 37,088 shares	(607)	(607)

Total shareholders’ equity	1,255,106	1,127,431

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,072,364	$6,372,343

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$227,466	$247,600	$157,426
Securities:
Taxable	114,086	84,840	69,896
Nontaxable	3,703	3,615	1,821
70% nontaxable preferred dividends	397	1,012	915
Federal funds sold	2,217	3,526	1,667
Deposits in financial institutions	9	15	14

Total interest income	347,878	340,608	231,739

INTEREST EXPENSE:
Deposits	107,692	122,682	80,942
Junior subordinated debentures	6,439	10,058	7,592
Securities sold under repurchase agreements	2,388	3,026	1,820
Other borrowings	3,630	4,407	3,240

Total interest expense	120,149	140,173	93,594

NET INTEREST INCOME	227,729	200,435	138,145
PROVISION FOR CREDIT LOSSES	9,867	760	504

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	217,862	199,675	137,641

NONINTEREST INCOME:
Service charges on deposit accounts	45,785	40,937	27,379
Gain on sale of securities, net	—	86	—
Other	6,585	11,900	6,603

Total noninterest income	52,370	52,923	33,982

NONINTEREST EXPENSE:
Salaries and employee benefits	70,818	63,910	41,298
Net occupancy expense	12,469	10,534	7,884
Data processing	5,580	4,570	3,612
Core deposit intangibles amortization	9,797	9,917	4,869
Depreciation expense	7,666	7,611	5,048
Impairment write-down on securities	14,025	9,975	—
Other	23,441	20,326	14,958

Total noninterest expense	143,796	126,843	77,669

INCOME BEFORE INCOME TAXES	126,436	125,755	93,954
PROVISION FOR INCOME TAXES	41,929	41,604	32,229

NET INCOME	$84,507	$84,151	$61,725

EARNINGS PER SHARE:
Basic	$1.87	$1.96	$1.96

Diluted	$1.86	$1.94	$1.94

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
	(In thousands, except share and per share data)
BALANCE AT DECEMBER 31, 2005	27,857,887	$27,858	$280,525	$160,883	$(3,942)	$(607)	$464,717
Comprehensive Income:
Net income				61,725			61,725
Net change in unrealized gain (loss) on available for sale securities (net of tax of $534)					992		992

Total comprehensive income							62,717

Issuance of common stock in connection with the exercise of stock options and restricted stock awards	523,761	524	7,268				7,792
Common stock issued in connection with the SNB acquisition	4,448,225	4,448	136,914				141,362
Stock based compensation expense			850				850
Cash dividends declared, $0.41 per share				(13,027)			(13,027)

BALANCE AT JANUARY 1, 2007	32,829,873	32,830	425,557	209,581	(2,950)	(607)	664,411
Comprehensive Income:
Net income				84,151			84,151
Net change in unrealized gain on available for sale securities (net of tax of $2,351)					4,367		4,367

Total comprehensive income							88,518
Common stock issued in connection with the exercise of stock options and restricted stock awards	337,148	337	3,148				3,485
Common stock issued in connection with the TXUI acquisition	10,769,942	10,770	370,116				380,886
Common stock issued in connection with the Bank of Navasota acquisition	251,360	251	8,237				8,488
Stock based compensation expense			1,968				1,968
Cash dividends declared, $0.425 per share				(20,325)			(20,325)

BALANCE AT DECEMBER 31, 2007	44,188,323	44,188	809,026	273,407	1,417	(607)	1,127,431
Cumulative effect—split dollar insurance adjustment				(2,174)			(2,174)
Comprehensive income:
Net income				84,507			84,507
Net change in unrealized gain on available for sale securities (net of tax of $4,542)					8,436		8,436

Total comprehensive income							92,943
Common stock issued in connection with the 1st Choice acquisition	1,757,752	1,758	54,385				56,143
Common stock issued in connection with the exercise of stock options and restricted stock awards	170,726	171	2,427				2,598
Stock based compensation expense			1,542				1,542
Cash dividends declared, $0.513 per share				(23,377)			(23,377)

BALANCE AT DECEMBER 31, 2008	46,116,801	$46,117	$867,380	$332,363	$9,853	$(607)	$1,255,106

See notes to interim condensed consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$84,507	$84,151	$61,725
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,463	17,528	9,917
Provision for credit losses	9,867	760	504
Net (amortization) accretion of premium/discount on investments	(3,181)	(7,279)	(736)
Loss (gain) on sale of premises, equipment and other real estate	1,487	(819)	(622)
Gain on held for sale loans	(229)	(1,334)	—
(Gain) loss on sale of securities	—	(86)	—
Impairment write-down of securities	14,025	9,975	—
Net amortization of premium on loans and deposits	(2,010)	(1,264)	—
Funding of held for sale loans	—	(52,258)	—
Proceeds from sale of held for sale loans	11,076	165,488	—
Stock based compensation expense	1,542	1,968	850
(Increase) decrease in accrued interest receivable and other assets	(8,315)	23,690	(3,041)
Increase (decrease) in accrued interest payable and other liabilities	(2,552)	(4,444)	6,637

Net cash provided by operating activities	123,680	236,076	75,234

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of held to maturity securities	548,960	304,964	297,721
Purchase of held to maturity securities	(2,274,872)	(603,605)	(79,638)
Proceeds from maturities and principal paydowns of available for sale securities	594,317	1,014,952	1,724,786
Proceeds from the sales of available for sale securities	—	722,904	7,193
Purchase of available for sale securities	(789,735)	(1,434,953)	(1,739,992)
Net (increase) decrease in loans	(257,334)	137,802	(36,946)
Purchase of bank premises and equipment	(7,901)	(7,175)	(4,430)
Proceeds from sale of bank premises, equipment and other real estate	20,416	9,132	3,499
Purchase of Banco Popular branches	(437)	—	—
Net cash acquired in the purchase of Banco Popular branches	112,788	—	—
Purchase of 1st Choice Bancorp, Inc.	(19,230)	—	—
Cash and cash equivalents acquired in the purchase of 1st Choice Bancorp, Inc.	84,240	—	—
Cash and cash equivalents acquired in the Franklin Bank acquisition.	3,953,125	—	—
Purchase of assets of Franklin Bank.	(724,262)	—	—
Premium paid for deposits of Franklin Bank.	(60,918)	—	—
Purchase of Texas United Bancshares, Inc	(70)	(2,152)	—
Cash and cash equivalents acquired in the purchase of Texas United Bancshares, Inc.	—	114,469	—
Purchase of the Bank of Navasota	—	(8,858)	—
Cash and cash equivalents acquired in the purchase of the Bank of Navasota	—	19,175	—
Purchase of SNB Bancshares, Inc.	—	—	(93,861)
Cash and cash equivalents acquired in the purchase of SNB Bancshares, Inc.	—	—	18,020
Purchase of Grapeland Bancshares, Inc.	—	—	(77)
Net decrease (increase) in interest-bearing deposits in financial institutions	429	197	(100)

Net cash provided by investing activities	1,179,516	266,852	96,175

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in noninterest-bearing deposits	$(151,101)	$(78,238)	$31,652
Net (decrease) increase in interest-bearing deposits	(1,456,412)	(72,384)	29,787
Proceeds (repayments) of other short-term borrowings	200,000	(212,809)	(37,500)
Repayments of other long-term borrowings	(2,071)	(9,973)	(11,996)
Net increase in securities sold under repurchase agreements	5,330	21,160	240
Redemption of junior subordinated debentures	(20,620)	(32,475)	(6,000)
Proceeds from stock option exercises	2,598	3,485	7,792
Payments of cash dividends	(23,377)	(20,325)	(13,027)

Net cash (used in) provided by financing activities	(1,445,653)	(401,559)	948

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(142,457)	$101,369	$172,357
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	371,090	269,721	97,364

CASH AND CASH EQUIVALENTS, END OF PERIOD	$228,633	$371,090	$269,721

NONCASH ACTIVITIES:
Stock issued in connection with the 1st Choice Bancorp, Inc. acquisition	56,143	—	—
Stock issued in connection with the Texas United Bancshares, Inc. acquisition	—	380,886	—
Stock issued in connection with the Bank of Navasota acquisition	—	8,488	—
Stock issued in connection with the SNB Bancshares, Inc. acquisition	—	—	141,362
SUPPLEMENTAL INFORMATION:
Income taxes paid	$37,100	$34,400	$20,650

Interest paid	$144,677	$140,268	$91,689

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

The Bank operates one hundred sixty-eight (168) full-service banking locations; with fifty-three (53) in the Greater Houston Consolidated Metropolitan Statistical Area (“CMSA”), twenty-seven (27) in the South Texas area including Corpus Christi and Victoria, forty-three (43) in the Central Texas area including Austin and Bryan/College Station, twenty-one (21) in East Texas and twenty-four (24) in the Dallas/Fort Worth, Texas area.

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

Loans Held for Investment—Loans are stated at the principal amount outstanding, net of unearned discount and fees. Unearned discount relates principally to consumer installment loans. The related interest income for multipayment loans is recognized principally by the simple interest method; for single payment loans, such income is recognized using the straight-line method.

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

Statement of Financial Accounting Standards (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosure applies to all impaired loans, with the exception of groups of smaller-balance homogeneous loans that are collectively evaluated for impairment. A loan is defined as impaired by SFAS No. 114 if, based on current information and events, it is probable that a creditor will be unable to collect all amounts due, both interest and principal, according to the contractual terms of the loan agreement. Specifically, SFAS No. 114 requires that the allowance for credit losses related to impaired loans be determined based on the difference of carrying value of loans and the present value of expected cash flows discounted at the loan’s effective interest rate or, as a practical expedient, the loan’s observable market price or the fair value of the collateral if the loan is

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

collateral dependent. At December 31, 2008, the Company had $2.1 million in nonaccrual loans, $7.6 million in 90 days or more past due loans and no restructured loans. At December 31, 2007, the Company had $1.0 million in nonaccrual loans, $4.1 million in 90 days or more past due loans and no restructured loans.

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

Stock-Based Compensation—The Company accounts for stock-based employee compensation plans using the fair value-based method of accounting in accordance with Statement of Financial Accounting Standards No. 123R, Share-Based Payment (Revised 2004) (“SFAS 123R”). SFAS 123R was effective for companies in 2006, however, the Company had been recognizing compensation expense since January 1, 2003. The Company’s results of operations reflect compensation expense for all employee stock-based compensation, including the unvested portion of stock options granted prior to 2003. SFAS No. 123R requires that management make assumptions including stock price volatility and employee turnover that are utilized to measure compensation expense. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of subjective assumptions (see note 15).

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table illustrates the computation of basic and diluted earnings per share:

	December 31,
	2008		2007		2006
	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(In thousands, except per share data)
Net income	$84,507		$84,151		$61,725
Basic:
Weighted average shares outstanding	45,300	$1.87	42,928	$1.96	31,491	$1.96

Diluted:
Weighted average shares outstanding	45,300		42,928		31,491
Effect of dilutive securities—options	179		382		402

Total	45,479	$1.86	43,310	$1.94	31,893	$1.94

The incremental shares for the assumed exercise of the outstanding options were determined by application of the treasury stock method. There were no stock options exercisable at December 31, 2008, 2007 and 2006 that would have had an anti-dilutive effect on the above computation.

New Accounting Standards—

Statements of Financial Accounting Standards

SFAS No. 141(R), “Business Combinations (Revised 2007).” SFAS 141R replaces SFAS 141, “Business Combinations,” and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS 141. Under SFAS 141R, the requirements of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS 5, “Accounting for Contingencies.” SFAS 141R is effective for the Company beginning on January 1, 2009. The adoption of SFAS 141R will have a significant impact on the Company’s accounting for business combinations closing on or after January 1, 2009.

SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 was effective for the Company on January 1, 2008 and its adoption did not have a significant impact on the Company’s financial statements. The implementation of SFAS 157 resulted in expanded disclosures about assets and liabilities measured at fair value as discussed in Note 8.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No. 51.” SFAS 160 amends Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 was effective for the Company on January 1, 2009 and did not have a significant impact on the Company’s financial statements.

Financial Accounting Standards Board Staff Positions and Interpretations

FASB Staff Position (FSP) No. 157-2. FSP 157-2 delays the effective date of SFAS 157, Fair Value Measurements, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS 157. This FSP defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. FSP 157-2 was effective for the Company on January 1, 2009 and did not have a significant impact on the Company’s financial statements.

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Emerging Issues Task Force Issues

In January 2009, the FASB issued FSP EITF 99-20-1 (“EITF 99-20-1), Amendments to the Impairment Guidance of EITF Issue No. 99-20, which revises the other-than-temporary-impairment (“OTTI”) guidance on beneficial interests in securitized financial assets that are within the scope of EITF Issue 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets. EITF 99-20-1 amends Issue 99-20 to more closely align its OTTI guidance with paragraph 16 of FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, by (1) removing the notion of a “market participant” and (2) inserting a “probable” concept related to the estimation of a beneficial interest’s cash flows. EITF 99-20-1 is effective prospectively for interim and annual periods ending after December 15, 2008. Retrospective application of this FSP is prohibited. The adoption of this guidance did not have a material effect on the Company’s financial condition, results of operations or cash flows.

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

On January 10, 2008, the Company completed its acquisition of six (6) Houston retail branches from Banco Popular North America. In connection with the acquisition, the Company assumed approximately $125.0 million

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in deposits and six (6) banking centers. In the second quarter of 2008, one banking center was closed and consolidated with a nearby Prosperity banking center. The Company paid a premium of $13.0 million or 10.1% to assume the deposits of Banco Popular.

In connection with the purchase, the Company recorded a premium of $14.4 million, of which $1.3 million was identified as core deposit intangibles. The remaining $13.1 million of the premium was recorded as goodwill.

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

In connection with the purchase, the Company recorded a premium of $51.1 million, of which $637,000 was identified as core deposit intangibles. The remaining $50.5 million of the premium was recorded as goodwill.

On November 7, 2008, the Bank assumed approximately $3.6 billion of deposits and acquired certain assets from the FDIC, acting in its capacity as receiver for Franklin Bank (the “Franklin acquisition” or the “Franklin Bank acquisition”). The FDIC entered into a purchase and assumption agreement with the Bank, which paid a premium of $60.9 million to ensure that all deposits of Franklin Bank, both insured and uninsured, were transferred to it. Under terms of the purchase and assumption agreement, the Bank acquired certain assets from the FDIC, including approximately $350 million in U.S. Treasury and Agency Securities and approximately $360 million in performing loans. The remaining net proceeds were predominately invested in mortgage backed securities primarily issued by federal government agencies such as Ginnie Mae, Freddie Mac and Fannie Mae. The purchase and assumption transaction was accounted for as a business acquisition in accordance with SFAS 141.

The purchase and assumption agreement also provided the Bank with an option to purchase at fair value any or all of the owned premises of the banking offices of Franklin Bank and to assume the leases of the leased banking offices by providing written notice to the FDIC within 120 days after November 7, 2008. The Bank intends to purchase twenty-nine (29) of the owned banking offices for an aggregate of approximately $27.0 million and to assume the leases for six (6) banking offices. In addition, under the terms of the purchase and assumption agreement the Bank is required to purchase the furniture, fixtures and equipment at any banking office it purchases or leases. Accordingly, the Bank intends to purchase approximately $2.0 million in furniture, fixtures and equipment from the FDIC. The Bank expects to complete these purchases in the second quarter of 2009.

While Franklin Bank operated forty-five (45) full service banking offices, the Company expects to continue to operate no more than thirty-five (35) of these locations upon the completion of the operational integration expected to occur during the first quarter of 2009. The former Franklin Bank locations planned to be closed will be consolidated into nearby Prosperity Bank locations.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the purchase, the Company recorded a premium of $60.9 million. The allocation of the purchase price to Franklin Bank’s assets and liabilities has not been completed as of December 31, 2008. The Company expects to allocate a portion of the premium to Franklin Bank’s loans, certificates of deposits and core deposit intangibles. These allocations will be adjusted as information is finalized about the fair value of assets acquired and liabilities assumed.

The following condensed statement of net liabilities acquired reflects the value assigned to the Franklin Bank net liabilities as of November 7, 2008.

As of November 7, 2008
ASSETS:
Cash and due from banks	$360,978
Securities	346,218
Loans(1)	14,907
Accrued interest receivable and other assets	2,159

TOTAL ASSETS	$724,262

LIABILITIES:
Deposits	$3,532,985
Securities sold under repurchase agreements	6,106
Accrued interest payable and other liabilities	53,056

TOTAL LIABILITIES	$3,592,147

FRANKLIN NET LIABILITIES	$2,867,885

(1)	Subsequent to November 7, 2008, pursuant to the terms of the purchase and assumption agreement, the Bank purchased an additional $344.8 million in performing loans from the FDIC during the fourth quarter of 2008. These loans were originated at the Franklin Bank community banking offices.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes select pro forma data for the combined company for the periods indicated assuming the Franklin acquisition was effective on January 1 of the indicated periods. The information in the table below was calculated based on pro forma data related to the assets acquired and the liabilities assumed from Franklin Bank for the period of November 7, 2008 to December 31, 2008 because historical financial statements and data of Franklin Bank for the periods presented was unavailable. The information in the table below also gives effect to the Company’s acquisition of TXUI in January 2007.

	For the twelve months ended December 31,
	2008		2007
	(In thousands)
	(unaudited)
Net interest income	$274,978		$256,727
Net income	$104,464	(1)	$108,510	(2)
Earnings per share (diluted)	$2.30	(1)	$2.45	(2)
Weighted average diluted shares	45,479		44,254

(1)	Includes a $14.0 million pre-tax, or $9.1 million after-tax, impairment charge on write-down of securities.
(2)	Includes a $10.0 million pre-tax, or $6.5 million after-tax, impairment charge on write-down of securities.

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

The table below summarizes select pro forma data for the combined company for the periods indicated assuming the TXUI acquisition was effective on January 1 of the indicated periods. The information in the table below also gives effect to the Company’s acquisition of SNB in April 2006.

	For the twelve months ended December 31,
	2007		2006
	(In thousands)
	(unaudited)
Net interest income	$206,685		$218,986
Net income	$86,063	(1)	$87,039
Earnings per share (diluted)	$1.94	(1)	$2.04
Weighted average diluted shares	44,254		42,612

(1)	Includes a $10.0 million pre-tax, or $6.5 million after-tax, impairment charge on write-down of securities.

The pro forma results are not necessarily indicative of what actually would have occurred if the TXUI acquisition had occurred on January 1 of each indicated period, or of any future consolidated results.

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

The table below summarizes select pro forma data for the combined company for the periods indicated assuming the SNB acquisition was effective on January 1 of 2006.

For the twelve months ended December 31, 2006
Net interest income	$146,224
Net income	$63,870
Earnings per share (diluted)	$1.94
Weighted average diluted shares	33,002

The pro forma results are not necessarily indicative of what actually would have occurred if the SNB acquisition had occurred on January 1 of each indicated period, or of any future consolidated results.

In connection with the purchase, the Company recorded a premium of $166.7 million, of which $5.7 million was identified as core deposit intangibles. The remaining $161.0 million of the premium was recorded as goodwill.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. GOODWILL AND OTHER INTANGIBLE ASSETS

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles for fiscal 2008 and 2007 were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)
Balance as of December 31, 2006	$424,339	$23,032
Less:
Amortization	—	(9,917)
Add:
Acquisition of Texas United Bancshares, Inc.	322,491	30,995
Acquisition of Bank of Navasota	7,162	1,959
Purchase accounting adjustments to prior year acquisitions (deferred tax adjustments)	(83)	—

Balance as of December 31, 2007	$753,909	$46,069

Less:
Amortization	—	(9,797)
Add:
Acquisition of Franklin Bank.	61,303	—
Acquisition of 1st Choice Bancorp, Inc.	50,460	637
Acquisition of Banco Popular branches	13,122	1,287
Prior year acquisition of Bank of Navasota	426	—
Prior year acquisition of Texas United Bancshares, Inc.	(3,073)	—
Purchase accounting adjustments to prior year acquisitions (deferred tax adjustments)	(1,493)	—

Balance as of December 31, 2008	$874,654	$38,196

Purchase accounting adjustments to prior year acquisitions were made to adjust deferred tax asset and liability balances. Goodwill is recorded on the acquisition date of each entity. The Company may record subsequent adjustments to goodwill for amounts undeterminable at acquisition date, such as deferred taxes and real estate valuations, and therefore the goodwill amounts reflected in the table above may change accordingly. The Company initially records the total premium paid on acquisitions as goodwill. After finalizing the valuation, core deposit intangibles are identified and reclassified from goodwill to core deposit intangibles on the balance sheet. This reclassification has no effect on total assets or liabilities. Management performs an evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill and other intangibles has occurred. If any such impairment is determined, a write down is recorded. As of December 31, 2008, there was no impairment recorded on goodwill.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Core deposit intangibles (“CDI”) are amortized on an accelerated basis over their estimated lives, which the Company believes is between 8 and 10 years. Gross core deposit intangibles outstanding were $69.5 million and $67.6 million at December 31, 2008 and December 31, 2007, respectively. Net core deposit intangibles outstanding were $38.2 million and $46.1 million at the same dates, respectively. Amortization expense related to intangible assets totaled $9.8 million and $9.9 million for the years ended December 31, 2008 and 2007, respectively. The changes are primarily due to the core deposit intangibles from the 1st Choice and Banco Popular branch acquisitions and amortization. Although the Bank completed the Franklin acquisition in November 2008, the Company has not yet determined the allocation of the purchase price to CDI with respect to the Franklin Bank deposits assumed and accordingly no amortization expense was recorded in 2008. The Company expects the completion of the allocation to result in an increase in CDI and a corresponding increase in amortization expense in future periods.

The estimated aggregate future amortization expense for intangible assets remaining as of December 31, 2008 is as follows (dollars in thousands):

2009	$8,738
2010	7,662
2011	6,478
2012	5,217
2013	3,481
Thereafter	6,620

Total	$38,196

4. CASH AND DUE FROM BANKS

The Bank is required by the Federal Reserve Bank of Dallas to maintain average reserve balances. “Cash and due from banks” in the consolidated balance sheets includes amounts so restricted of $71.3 million and $25.6 million at December 31, 2008 and 2007, respectively.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. SECURITIES

The amortized cost and fair value of investment securities are as follows:

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
	(Dollars in thousands)
Available for Sale
U.S. Treasury securities and obligations of U.S. government agencies	$91,103	$28	$—	$91,131	$91,131
States and political subdivisions	50,008	763	(1,846)	48,925	48,925
Collateralized mortgage obligations	1,437	—	(58)	1,379	1,379
Mortgage-backed securities	642,529	16,914	(744)	658,699	658,699
Qualified Zone Academy Bond	8,000	—	—	8,000	8,000
Other securities	9,009	101	—	9,110	9,110

Total	$802,086	$17,806	$(2,648)	$817,244	$817,244

Held to Maturity
U.S. Treasury securities and obligations of U.S. government agencies	$60,044	$2,328	$—	$62,372	$60,044
States and political subdivisions	34,561	201	(3,152)	31,610	34,561
Corporate debt securities	1,500	63	—	1,563	1,500
Collateralized mortgage obligations	177,952	2,222	(1,012)	179,162	177,952
Mortgage-backed securities	3,069,100	65,236	(62)	3,134,274	3,069,100

Total	$3,343,157	$70,050	$(4,226)	$3,408,981	$3,343,157

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Carrying Value
	(Dollars in thousands)
Available for Sale
U.S. Treasury securities and obligations of U.S. government agencies	$3,986	$15	$(2)	$3,999	$3,999
70% non-taxable preferred stock	14,025	—	—	14,025	14,025
States and political subdivisions	51,119	962	(148)	51,933	51,933
Collateralized mortgage obligations	1,890	—	(38)	1,852	1,852
Mortgage-backed securities	170,269	1,614	(276)	171,607	171,607
Qualified Zone Academy Bond	8,000	—	—	8,000	8,000
Other securities	8,975	53	—	9,028	9,028

Total	$258,264	$2,644	$(464)	$260,444	$260,444

Held to Maturity
U.S. Treasury securities and obligations of U.S. government agencies	$225,133	$1,572	$(28)	$226,677	$225,133
States and political subdivisions	36,398	286	(304)	36,380	36,398
Corporate debt securities	1,500	14	—	1,514	1,500
Collateralized mortgage obligations	222,062	744	(1,914)	220,892	222,062
Mortgage-backed securities	1,112,069	6,603	(6,537)	1,112,135	1,112,069

Total	$1,597,162	$9,219	$(8,783)	$1,597,598	$1,597,162

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

As part of its regular quarterly review for impairment of marketable securities, the Company recognized an other-than-temporary impairment charge of $14.0 million pre-tax and $10.0 million pre-tax on Federal Home Loan Mortgage Corporation (“FHLMC” or Freddie Mac) and on Federal National Mortgage Association (“FNMA” or Fannie Mae) government sponsored, investment grade perpetual callable preferred securities as of December 31, 2008 and 2007, respectively. The other-than-temporary-impairment charges were recorded on six perpetual preferred stock issues classified as available for sale investment securities with a total book value (prior to recognition of the impairment charges) of $24.0 million. The Company decided to reclassify the unrealized mark-to-market loss on these investment grade securities to an other-than-temporary impairment charge because of the significant decline in the market value of these securities and because management believes it is unlikely that these securities will recover their original book value within a reasonable amount of time. Both FHLMC and FNMA securities were investment grade at the time of purchase. Market value decreases on available for sale securities are recorded as an unrealized mark-to-market loss and reflected as a reduction to shareholders’ equity through other comprehensive income. Accordingly, the reclassification of the unrealized after tax loss to an other-than-temporary impairment non-cash charge did not affect shareholders’ equity, or tangible shareholders’ equity.

Management has the ability and intent to hold its securities until they mature, at which time the Company will receive full value for the securities. The gross unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the investments approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities in an unrealized loss position at December 31, 2008 are impaired due to reasons of credit quality. Accordingly, as of December 31, 2008, management believes the impairments detailed in the table above are temporary and no impairment loss has been realized in the Company’s consolidated statements of income other than discussed above.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Securities with unrealized losses segregated by length of time such securities have been in a continuous loss position at December 31, 2008 were as follows:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
U.S. Treasury securities and obligations of U.S. government agencies	$—	$—	$—	$—	$—	$—
States and political subdivisions	20,409	(1,067)	4,039	(779)	24,448	(1,846)
Collateralized mortgage obligations	24	(1)	1,356	(57)	1,380	(58)
Mortgage-backed securities	33,777	(537)	11,706	(207)	45,483	(744)

Total	$54,210	$(1,605)	$17,101	$(1,043)	$71,311	$(2,648)

Held to Maturity
U.S. Treasury securities and obligations of U.S. government agencies	$—	$—	$—	$—	$—	$—
States and political subdivisions	18,297	(2,754)	1,639	(398)	19,936	(3,152)
Corporate debt securities	—	—	—	—	—	—
Collateralized mortgage obligations	14,402	(925)	1,091	(87)	15,493	(1,012)
Mortgage-backed securities	3,260	(36)	2,670	(26)	5,930	(62)

Total	$35,959	$(3,715)	$5,400	$(511)	$41,359	$(4,226)

Securities with unrealized losses segregated by length of time such securities have been in a continuous loss position at December 31, 2007 were as follows:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
U.S. Treasury securities and obligations of U.S. government agencies	$—	$—	$502	$(2)	$502	$(2)
States and political subdivisions	7,982	(148)	—	—	7,982	(148)
Collateralized mortgage obligations	150	—	1,688	(38)	1,838	(38)
Mortgage-backed securities	12,623	(41)	22,368	(235)	34,991	(276)

Total	$20,755	$(189)	$24,558	$(275)	$45,313	$(464)

Held to Maturity
U.S. Treasury securities and obligations of U.S. government agencies	$—	$—	$24,972	$(28)	$24,972	$(28)
States and political subdivisions	12,931	(296)	2,054	(8)	14,985	(304)
Corporate debt securities	—	—	—	—	—	—
Collateralized mortgage obligations	4,399	(27)	127,997	(1,887)	132,396	(1,914)
Mortgage-backed securities	188,612	(178)	472,073	(6,359)	660,685	(6,537)

Total	$205,942	$(501)	$627,096	$(8,282)	$833,038	$(8,783)

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2008, there were approximately 239 securities in an unrealized loss position for more than 12 months.

The amortized cost and fair value of investment securities at December 31, 2008, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	December 31, 2008
	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$6,448	$6,585	$7,288	$7,288
Due after one year through five years	45,871	47,659	101,717	101,843
Due after five years through ten years	26,802	27,108	16,506	16,834
Due after ten years	16,984	14,193	32,610	31,201

Subtotal	96,105	95,545	158,121	157,166
Mortgage-backed securities and collateralized mortgage obligations	3,247,052	3,313,436	643,965	660,078

Total	$3,343,157	$3,408,981	$802,086	$817,244

There were no sales of securities classified as available for sale for the year ended December 31, 2008. Gross proceeds from the sale of securities classified as available for sale were approximately $723.0 million for the year ended December 31, 2007 and resulted in a gain of $86,000.

At December 31, 2008 and 2007, the Company did not own securities of any one issuer (other than the U.S. government and its agencies) for which aggregate adjusted cost exceeded 10% of the consolidated shareholders’ equity at such respective dates.

Securities with an amortized cost of $1.90 billion and $1.52 billion and a fair value of $1.93 billion and $1.53 billion at December 31, 2008 and 2007, respectively, were pledged to collateralize public deposits and for other purposes required or permitted by law.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. LOANS

The loan portfolio consists of various types of loans made principally to borrowers located in South and Southeast Texas, the Houston CMSA, Central Texas, East Texas, Corpus Christi and Dallas/Fort Worth and is classified by major type as follows:

	December 31,
	2008	2007
	(Dollars in thousands)
Commercial and industrial	$482,476	$436,338
Real estate:
Construction and land development	666,081	683,171
1-4 family residential	668,097	526,338
Home equity	107,048	93,877
Commercial mortgages	1,268,340	1,075,285
Farmland	96,970	63,873
Multi-family residential	75,063	73,424
Agriculture	48,679	50,146
Consumer (net of unearned discount)	137,639	123,213
Other	16,664	17,306

Total(1)	$3,567,057	$3,142,971

(1)	Includes loans held for sale.

The Company’s allowance for credit losses consists of three elements: (i) specific valuation allowances determined in accordance with SFAS 114 based on probable losses on specific loans; (ii) historical valuation allowances determined in accordance with SFAS 5 based on historical loan loss experience for similar loans with similar characteristics and trends; and (iii) general valuation allowances determined in accordance with SFAS 5 based on general economic conditions and other qualitative risk factors both internal and external to the Company. The recorded investment in impaired loans is $12.8 million and $17.1 million at December 31, 2008 and 2007, respectively. Such impaired loans required an allowance for credit losses of $3.5 million and $2.4 million at December 31, 2008 and 2007, respectively.

The Company had $14.4 million in nonperforming assets at December 31, 2008 compared with $15.4 million at December 31, 2007. The nonperforming assets at December 31, 2008 consisted of ninety-eight (98) separate credits or ORE properties, of which 45 credits were related to loans acquired in the Company’s 2007 and 2008 acquisitions. Interest foregone on nonaccrual loans for the years ended December 31, 2008, 2007 and 2006 was $121,000, $47,000 and $30,000, respectively.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The contractual maturity ranges of the 1-4 family residential, home equity, commercial and industrial, commercial mortgage, construction and land development, and agriculture portfolios and the amount of such loans with predetermined interest rates and floating rates in each maturity range are summarized in the following table:

	December 31, 2008
	One Year or Less	After One Through Five Years	After Five Years	Total
	(Dollars in thousands)
1-4 family residential and home equity	$32,176	$82,820	$660,149	$775,145
Commercial and industrial	230,963	177,061	74,452	482,476
Commercial mortgages	104,708	213,064	950,568	1,268,340
Construction and land development	273,372	121,012	271,697	666,081
Agriculture	30,056	17,721	902	48,679

Total	$671,275	$611,678	$1,957,768	$3,240,721

Loans with a predetermined interest rate.	$218,520	$389,336	$761,339	$1,369,195
Loans with a floating interest rate.	452,755	222,342	1,196,429	1,871,526

Total	$671,275	$611,678	$1,957,768	$3,240,721

As of December 31, 2008 and 2007, loans outstanding to directors, officers and their affiliates totaled $15.1 million and $6.7 million, respectively. All transactions entered into between the Company and such related parties have been, and are, in the ordinary course of business, made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related-party loans is as follows:

	Year Ended December 31,
	2008	2007
	(Dollars in thousands)
Beginning balance	$6,685	$7,213
New loans and reclassified related loans	12,046	1,836
Repayments	(3,664)	(2,364)

Ending balance	$15,067	$6,685

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. ALLOWANCE FOR CREDIT LOSSES

An analysis of activity in the allowance for credit losses is as follows:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Balance at beginning of year.	$32,543	$23,990	$17,203
Balance acquired in the 1st Choice acquisition	2,182	—	—
Balance acquired in the TXUI and Navasota acquisitions	—	13,386	—
Balance acquired in the SNB acquisition	—	—	7,054
Addition—provision charged to operations	9,867	760	504
Charge-offs and recoveries:
Loans charged off	(9,182)	(8,162)	(1,177)
Loan recoveries	1,560	2,569	406

Net charge-offs	(7,622)	(5,593)	(771)

Balance at end of year.	$36,970	$32,543	$23,990

8. FAIR VALUE

Effective January 1, 2008, the Company adopted SFAS 157, Fair Value Measurements, which defines fair value, addresses aspects of the expanding application of fair value accounting and establishes a consistent framework for measuring fair value. Fair values represent the estimated price that would be received from selling an asset or paid to transfer a liability, otherwise knows as an “exit price”. In accordance with the FASB Staff Position 157-2, Effective Date of SFAS No. 157, the Company has not applied the provisions of this statement to non-financial assets and liabilities such as other real estate owned and repossessed assets.

Fair Value Hierarchy

SFAS 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with SFAS 157, these inputs are summarized in the three broad levels listed below:

•	Level 1—Quoted prices in active markets for identical assets or liabilities. Level 1 assets include U.S. Treasury securities that are highly liquid and are actively traded in over-the-counter markets.

•

Level 2—Other significant observable inputs (including quoted prices in active markets for similar assets or liabilities) or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Level 2 assets include U.S. government and agency mortgage-backed debt securities, corporate securities, municipal bonds and CRA funds.

•

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair values requires significant management judgment or estimation.

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to SFAS 157.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents fair value measurements as of December 31, 2008:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Measured on a recurring basis:
Interest bearing deposits in financial institutions	$106	$—	$—	$106
Available for sale securities (at fair value)	—	817,244	—	817,244

TOTAL	$106	$817,244	$—	$817,350

Certain assets and liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). These instruments include other real estate owned, repossessed assets and impaired loans per SFAS 114, “Accounting by Creditors for Impairment of a Loan—an amendment of FASB Statements No. 5 and 15”. For the twelve months ended December 31, 2008, the Company had additions to impaired loans of $12.3 million, which were outstanding December 31, 2008. Remaining financial assets and financial liabilities measured at fair value on a non-recurring basis which were recorded in 2008 and remained outstanding at December 31, 2008 were not significant.

9. PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	Year Ended December 31,
	2008	2007
	(Dollars in thousands)
Land	$37,291	$34,343
Buildings	95,385	90,508
Furniture, fixtures and equipment	24,449	21,053
Construction in progress	88	1,191

Total	157,213	147,095
Less accumulated depreciation	(33,575)	(27,051)

Premises and equipment, net	$123,638	$120,044

Depreciation expense was $7.7 million, $7.6 million and $5.0 million for the years ended December 31, 2008, 2007 and 2006 respectively.

10. DEPOSITS

Included in interest-bearing deposits are certificates of deposit in amounts of $100,000 or more. These certificates and their remaining maturities at December 31, 2008 were as follows:

December 31, 2008
(Dollars in thousands)
Three months or less	$405,728
Over three through six months.	323,793
Over six through 12 months	512,183
Over 12 months	167,203

Total	$1,408,907

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest expense for certificates of deposit in excess of $100,000 was $37.5 million, $36.4 million and $24.1 million, for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company has no brokered deposits and there are no major concentrations of deposits with any one depositor.

11. BORROWINGS

The Company utilizes borrowings to supplement deposits to fund its lending and investment activities. Borrowings consist of funds from the Federal Home Loan Bank (“FHLB”) and correspondent banks. FHLB advances are considered short-term, overnight borrowings. At December 31, 2008, the Company had $229.4 million in FHLB borrowings, of which $29.4 million consisted of long-term FHLB notes payable and $200.0 million consisted of short-term advances compared with $31.5 million in FHLB borrowings at December 31, 2007, all of which consisted of long-term FHLB notes payable. The weighted average interest rate paid on the FHLB notes payable at period end was 5.3%. The maturity dates on the FHLB notes payable range from the years 2009 to 2028 and have interest rates ranging from 3.08% to 6.12%. The highest outstanding balance of FHLB advances during 2008 was $280.0 million compared with $240.0 million during 2007. The Company had no federal funds purchased at December 31, 2008 or 2007.

At December 31, 2008, the Company had $96.0 million in over-night securities sold under repurchase agreements compared with $84.6 million at December 31, 2007, an increase of $11.4 million or 13.5%.

The following table presents the Company’s borrowings at December 31, 2008 and December 31, 2007:

	December 31,	December 31,
	2008	2007
	(Dollars in thousands)
FHLB advances	$200,000	$—
FHLB long-term notes payable	29,395	31,466

Total other borrowings	229,395	31,466
Federal funds purchased	—	—
Securities sold under repurchase agreements	96,017	84,581

Total	$325,412	$116,047

12. INTEREST RATE RISK

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

13. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

The following is a summary of the contract or notional amount of the various financial instruments entered into by the Company:

	December 31,
	2008	2007
	(Dollars in thousands)
Commitments to extend credit	$685,679	$681,052
Standby letters of credit	28,267	16,112

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts disclosed above do not necessarily represent future cash funding requirements. At December 31, 2008, $107.2 million of commitments to extend credit have fixed rates ranging from 3.10% to 18.00%.

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

14. INCOME TAXES

The components of the provision for federal income taxes are as follows:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Current	$35,214	$35,709	$26,695
Deferred.	6,715	5,895	5,534

Total	$41,929	$41,604	$32,229

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for federal income taxes differs from the amount computed by applying the federal income tax statutory rate on income as follows:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Taxes calculated at statutory rate	$44,253	$44,014	$32,884
Increase (decrease) resulting from:
Tax-exempt interest	(1,698)	(1,579)	(773)
Qualified Zone Academy Bond credit	(373)	(373)	(373)
Dividends received deduction	(106)	(288)	(175)
BOLI income	(704)	(663)	(175)
Qualified stock options	205	280	251
Other, net	352	213	590

Total	$41,929	$41,604	$32,229

Deferred tax assets and liabilities are as follows:

	December 31,
	2008	2007
	(Dollars in thousands)
Deferred tax assets:
Allowance for credit losses	$12,605	$11,134
Accrued liabilities	3,800	3,854
Certificates of Deposits	149	—
Loss carry forwards	—	1,572
Credit carry forwards	—	64
Securities	1,543	2,667
Write down of securities	—	3,491
Loans	—	844
Restricted stock	630	391

Total deferred tax assets	18,727	24,017

Deferred tax liabilities:
Loans	$(159)	$—
Goodwill and core deposit intangibles	(13,547)	(17,879)
Unrealized gain on available for sale securities	(5,305)	(763)
Bank premises and equipment	(6,653)	(4,559)
Basis difference in loans	(322)	(211)
Investments in partnerships	(6,909)	(6,889)
Prepaid expenses	(851)	(506)
FHLB dividends	(41)	(52)
Other	(22)	(53)

Total deferred tax liabilities.	(33,809)	(30,912)

Net deferred tax (liabilities) assets	$(15,082)	$(6,895)

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and estimates of future taxable income over the periods for which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at December 31, 2008. The change in the Company’s deferred tax assets and liabilities include purchase accounting adjustments.

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement 109” on January 1, 2007. FASB Interpretation No. 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. FASB Interpretation No. 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. Penalties are recorded in other (gains) losses and interest paid or received is recorded in interest expense or interest income, respectively, in the consolidated statement of income. The Company has identified its federal tax return and its state tax return in Texas as “major” tax jurisdictions, as defined. The only periods subject to examination for the Company’s federal return are the 2005 through 2007 tax years.

15. STOCK INCENTIVE PROGRAMS

At December 31, 2008, the Company had three stock-based employee compensation plans and four stock option plans assumed in connection with acquisitions under which no additional options will be granted. Prior to 2003, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Effective January 1, 2003, the Company prospectively adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stack-Based Compensation, as provided by SFAS No. 148 for stock-based employee compensation. The Company adopted SFAS 123(R) on January 1, 2006. The Company recognized $1.5 million and $2.0 million in stock-based compensation expense for the years ended December 31, 2008 and 2007, respectively. There was approximately $334,000 and $409,000 of income tax benefit recorded for the stock-based compensation expense for the same periods.

During 1995, the Company’s Board of Directors approved a stock option plan (the “1995 Plan”) for executive officers and key associates to purchase common stock of Bancshares. A total of 675,000 options have been granted under the 1995 Plan as of December 31, 2008. The maximum number of shares reserved for issuance pursuant to options granted under the 1995 Plan was 680,000 (after two-for-one and four-for-one stock splits). Options to acquire a total of 15,000 shares of Common Stock of Bancshares were outstanding at December 31, 2008, of which none were exercisable. The 1995 Plan expired on July 31, 2005 and therefore no additional options may be issued from the 1995 Plan.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 1998, the Company’s Board of Directors and shareholders approved the Prosperity Bancshares, Inc. 1998 Stock Incentive Plan (the “1998 Plan”) which authorizes the issuance of up to 920,000 (after two-for-one stock split) shares of the common stock of Bancshares under both “non-qualified” and “incentive” stock options to employees and “non-qualified” stock options to directors who are not employees. The 1998 Plan also provides for the granting of restricted stock awards, stock appreciation rights, phantom stock awards and performance awards on substantially similar terms. A total of 834,500 options have been granted under the 1998 Plan as of December 31, 2008. Options to purchase a total of 662,625 shares of Common Stock of Bancshares were outstanding at December 31, 2008, of which 273,800 options were exercisable. The 1998 Plan has expired and therefore no additional options may be issued from the 1995 Plan.

In December 2004, the Company’s Board of Directors established the Prosperity Bancshares, Inc. 2004 Stock Incentive Plan (the “2004 Plan”), which was approved by the Company’s shareholders on February 23, 2005. The 2004 Plan authorizes the issuance of up to 1,250,000 shares of Common Stock upon the exercise of options granted under the 2004 Plan or upon the grant or exercise, as the case may be, of other awards granted under the 2004 Plan. The 2004 Plan provides for the granting of incentive and nonqualified stock options to employees and nonqualified stock options to directors who are not employees. The 2004 Plan also provides for the granting of shares of restricted stock, stock appreciation rights, phantom stock awards and performance awards on substantially similar terms. A total of 141,500 options and 99,840 shares of restricted stock have been granted under the 2004 Plan as of December 31, 2008. Options to purchase a total of 141,500 shares of Common Stock of Bancshares were outstanding at December 31, 2008, of which 12,500 were exercisable. At December 31, 2008, 81,733 shares of restricted stock were outstanding and subject to forfeiture restrictions.

On September 1, 2002, the Company acquired Paradigm Bancorporation. The options to purchase shares of Paradigm common stock outstanding at the effective time of the transaction were converted into options to purchase a total of 34,673 shares of Bancshares Common Stock at exercise prices ranging from $8.28 to $11.50 per share. The converted options are governed by the original plan under which they were issued. Options to purchase a total of 3,478 shares of Common Stock of Bancshares were outstanding at December 31, 2008.

On November 1, 2003, the Company acquired MainBancorp, Inc. A portion of the options to purchase shares of MainBancorp common stock outstanding at the effective time of the transaction were converted at the option of the holder into options to purchase a total of 100,851 shares of Bancshares Common Stock at exercise prices ranging from $8.03 to $16.26 per share. The converted options are governed by the original plan under which they were issued. Options to purchase a total of 31,127 shares of Common Stock of Bancshares were outstanding at December 31, 2008.

On March 1, 2005, the Company acquired First Capital Bankers, Inc. The options to purchase shares of First Capital Bankers, Inc. common stock outstanding at the effective time of the transaction were converted into options to purchase a total of 233,779 shares of Bancshares Common Stock at exercise prices ranging from $8.60 to $20.26 per share. The converted options are governed by the original plans under which they were issued. Options to purchase a total of 21,832 shares of Common Stock of Bancshares were outstanding at December 31, 2008.

On April 1, 2006, the Company acquired SNB Bancshares, Inc. The options to purchase shares of SNB Bancshares, Inc. common stock outstanding at the effective time of the transaction were converted into options to purchase a total of 467,578 shares of Bancshares Common Stock at exercise prices ranging from $8.15 to $19.65 per share. The converted options are governed by the original plan under which they were issued. Options to purchase a total of 22,704 shares of Common Stock of Bancshares were outstanding at December 31, 2008.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On January 31, 2007, the Company acquired Texas United Bancshares, Inc. The options to purchase shares of Texas United Bancshares, Inc. common stock outstanding at the effective time of the transaction were converted into options to purchase a total of 179,956 shares of Bancshares Common Stock at exercise prices ranging from $5.00 to $20.16 per share. The converted options are governed by the original plan under which they were issued. Options to purchase a total of 19,300 shares of Common Stock of Bancshares were outstanding at December 31, 2008.

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

The fair value of options was estimated using an option-pricing model with the following weighted average assumptions:

	December 31,
	2008	2007	2006
Expected life in years	5.03	4.69	4.64
Risk free interest rate	4.13%	4.20%	4.18%
Volatility(1)	21.21%	21.04%	21.28%
Dividend yield	1.21%	1.23%	1.27%

(1)	Volatility is a measure of fluctuations in the Company’s share price.

A summary of changes in outstanding vested and unvested options during the year ended December 31, 2008 is set forth below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Options outstanding, beginning of period	1,088	$23.26
Options granted	5	24.43
Options forfeited	(15)	21.11
Options exercised	(161)	16.16
Options outstanding, end of period	917	$24.58	5.36	$4,600

Options vested or expected to vest	890	$24.35	4.28	$4,666

Options exercisable, end of period	388	$19.66	4.28	$3,858

The total intrinsic value of the options exercised during the year ended December 31, 2008 and 2007 was $2.2 million and $4.2 million, respectively. The total fair value of shares vested and forfeited during the year ended December 31, 2008 was $993,000 and $19,000, respectively.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of changes in unvested options during the year ended December 31, 2008 is set forth below:

	Number of Options	Weighted Average Grant Date Fair Value
	(In thousands)
Unvested options outstanding, beginning of period	707	$6.52
Options granted	5	3.85
Unvested options forfeited	(4)	5.52
Options vested	(179)	5.54

Unvested options outstanding, end of period	529	$6.83

The Company received $2.6 million, $3.5 million and $7.8 million in cash from the exercise of stock options during the years ended December 31, 2008, 2007 and 2006, respectively. There was no tax benefit realized from exercises of the stock-based compensation arrangements during the years ended December 31, 2008 and 2007.

As of December 31, 2008, there was $1.7 million of total unrecognized compensation expense related to stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.5 years.

The following table presents information relating to the Company’s stock options outstanding at December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Number Outstanding	Weighted Average Exercise Price
$ 0.00 - $ 5.00	—	$—	—	—	$—
$ 5.01 - $10.00	11,931	8.43	2.46	11,931	8.43
$10.01 - $15.00	54,909	10.36	2.02	54,909	10.36
$15.01 - $20.00	178,029	17.75	4.10	176,779	17.75
$20.01 - $25.00	54,697	23.36	5.28	31,697	23.01
$25.01 - $30.00	521,500	27.28	5.92	110,675	27.33
$30.01 - $35.00	96,500	32.61	7.77	2,500	30.99

	917,566	$24.58	5.36	388,491	$19.66

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. OTHER NONINTEREST INCOME AND EXPENSE

Other noninterest income and expense totals are presented in the following tables. Components of these totals exceeding 1% of the aggregate of total net interest income and total noninterest income for any of the years presented is stated separately.

	Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
Other noninterest income
Banking related service fees	$1,963	$1,737	$1,358
Brokered mortgage income	330	679	839
Income from leased assets	1,079	1,323	1,075
Bank Owned Life Insurance	2,011	1,893	500
Other	1,202	6,268	2,831

Total	$6,585	$11,900	$6,603

Other noninterest expense
Communications expense	$6,582	$6,351	$4,339
Ad valorem and franchise taxes	2,884	2,462	2,246
Regulatory assessments and FDIC insurance	1,843	1,035	716
Printing and supply expense	1,832	1,699	1,219
Travel and development expense	2,155	1,520	1,221
Professional fee expense	1,688	1,707	1,366
Other	6,457	5,552	3,851

Total	$23,441	$20,326	$14,958

17. PROFIT SHARING PLAN

The Company has adopted a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code whereby the participants may contribute a percentage of their compensation as permitted under the Code. Matching contributions are made at the discretion of the Company. Presently, the Company matches 50% of an employee’s contributions, up to 15% of such employee’s compensation, not to exceed the maximum allowable pursuant to the Internal Revenue Code and excluding catch-up contributions. Such matching contributions were approximately $1.7 million, $1.6 million and $1.0 million for the years ended December 31, 2008, 2007 and 2006, respectively.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. COMMITMENTS AND CONTINGENCIES

Leases—The following table presents a summary of non-cancelable future operating lease commitments as of December 31, 2008 (dollars in thousands):

2009	$3,732
2010	3,011
2011	2,172
2012	1,822
2013	797
Thereafter	2,198

Total(1)	$13,732

(1)	With respect to Franklin Bank, the table above only presents future operating lease commitments on the six (6) leased locations the Bank intends to assume.

It is expected that in the normal course of business, expiring leases will be renewed or replaced by leases on other property or equipment.

Rent expense under all noncancelable operating lease obligations aggregated approximately $4.7 million for the year ended December 31, 2008, $3.9 million for the year ended December 31, 2007 and $3.4 million for the year ended December 31, 2006.

Litigation—The Company has been named as a defendant in various legal actions arising in the normal course of business. In the opinion of management, after reviewing such claims with outside counsel, resolution of such matters will not have a materially adverse impact on the consolidated financial statements.

19. REGULATORY MATTERS

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

To meet the capital adequacy requirements, the Company and the Bank must maintain minimum capital amounts and ratios as defined in the regulations. As of December 31, 2008, the Company and the Bank met all capital adequacy requirements to which they are subject.

At December 31, 2008, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There have been no conditions or events since that notification which management believes have changed the Bank’s category.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of the Company’s and the Bank’s capital ratios at December 31, 2008 and 2007:

	Actual		For Capital Adequacy Purposes		To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
CONSOLIDATED:
As of December 31, 2008:
Total Capital (to Risk Weighted Assets)	$458,872	11.17%	$328,686	8.00%	N/A	N/A
Tier I Capital (to Risk Weighted Assets)	421,902	10.27	164,343	4.00	N/A	N/A
Tier I Capital (to Average Tangible Assets)	421,902	5.68	222,931	3.00	N/A	N/A
As of December 31, 2007:
Total Capital (to Risk Weighted Assets)	$468,077	14.11%	$265,384	8.00%	N/A	N/A
Tier I Capital (to Risk Weighted Assets)	435,534	13.13	132,692	4.00	N/A	N/A
Tier I Capital (to Average Tangible Assets)	435,534	8.09	161,471	3.00	N/A	N/A

	Actual		For Capital Adequacy Purposes		To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
PROSPERITY BANK® ONLY:
As of December 31, 2008:
Total Capital (to Risk Weighted Assets)	$443,311	10.91%	$325,034	8.00%	$406,292	10.00%
Tier I Capital (to Risk Weighted Assets)	406,341	10.00	162,517	4.00	243,775	6.00
Tier I Capital (to Average Tangible Assets)	406,341	5.48	222,605	3.00	371,008	5.00
As of December 31, 2007:
Total Capital (to Risk Weighted Assets)	$452,342	13.68%	$264,487	8.00%	$330,609	10.00%
Tier I Capital (to Risk Weighted Assets)	419,799	12.70	132,692	4.00	198,365	6.00
Tier I Capital (to Average Tangible Assets)	419,799	7.82	161,471	3.00	268,559	5.00

Dividends paid by Bancshares and the Bank are subject to restrictions by certain regulatory agencies. Dividends paid by Bancshares during the years ended December 31, 2008, 2007 and 2006 were $23.4 million, $20.3 million and $13.0 million, respectively. Dividends paid by the Bank to Bancshares during the years ended December 31, 2008, 2007 and 2006 were $63.0 million, $69.0 million and $102.0 million, respectively.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated fair values of the Company’s interest-earning financial instruments are as follows:

	December 31,
	2008		2007
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash and due from banks	$212,335	$212,335	$178,247	$178,247
Interest bearing deposits in financial institutions	106	106	200	200
Federal funds sold	16,298	16,298	192,843	192,843
Held to maturity securities	3,343,157	3,408,981	1,597,162	1,597,598
Available for sale securities	817,244	817,244	260,444	260,444
Loans held for investment and sale	3,567,057	3,614,128	3,142,971	3,177,228
Less allowance for credit losses	(36,970)	(36,970)	(32,543)	(32,543)

Total	$7,919,227	$8,032,122	$5,339,324	$5,374,017

Financial liabilities:
Deposits	$7,303,297	$7,337,773	$4,966,407	$4,971,408
Junior subordinated debentures	92,265	95,801	112,885	117,803
Other borrowings	200,000	200,000	—	—
Securities sold under repurchase agreements	96,017	96,017	84,581	84,581
Federal Home Loan Bank notes payable	29,395	32,716	31,466	32,524

Total	$7,720,974	$7,762,307	$5,195,339	$5,206,316

The Company’s off-balance sheet commitments are funded at current market rates at the date they are drawn upon. It is management’s opinion that the fair value of these commitments would approximate their carrying value, if drawn upon.

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

21. JUNIOR SUBORDINATED DEBENTURES

At December 31, 2008 and 2007, the Company had outstanding $92.3 million and $112.9 million, respectively, in junior subordinated debentures issued to the Company’s unconsolidated subsidiary trusts. The decrease of $20.6 million was due to the Company’s redemption of $10.3 million in junior subordinated debentures issued to each of SNB Statutory Trust II and SNB Capital Trust III on June 26, 2008 and April 7, 2008, respectively. Each issue of debentures redeemed bore interest at a floating rate of 3- month LIBOR + 3.15%. The trusts in turn redeemed in full the trust preferred securities and common securities they issued.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of pertinent information related to the Company’s eight issues of junior subordinated debentures outstanding at December 31, 2008 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate(1)	Junior Subordinated Debt Owed to Trusts	Maturity Date(2)
Prosperity Statutory Trust II	July 31, 2001	$15,000,000	3 month LIBOR + 3.58%, not to exceed 12.50%	$15,464,000	July 31, 2031

Prosperity Statutory Trust III	Aug. 15, 2003	12,500,000	3 month LIBOR + 3.00%(3)	12,887,000	Sept. 17, 2033

Prosperity Statutory Trust IV	Dec. 30, 2003	12,500,000	3 month LIBOR + 2.85%(4)	12,887,000	Dec. 30, 2033

SNB Capital Trust IV(5)	Sept. 25, 2003	10,000,000	3 month LIBOR +3.00%	10,310,000	Sept. 25, 2033

TXUI Statutory Trust I(6)	Sept. 07, 2000	7,000,000	10.60%	7,210,000	Sept. 07, 2030

TXUI Statutory Trust II(6)	Dec. 19, 2003	5,000,000	6.45%(7)	5,155,000	Dec. 19, 2033

TXUI Statutory Trust III(6)	Nov. 30, 2005	15,500,000	3 month LIBOR +1.39%	15,980,000	Dec. 15, 2035

TXUI Statutory Trust IV(6)	Mar. 31, 2006	12,000,000	3 month LIBOR +1.39%	12,372,000	June 30, 2036

(1)	The 3-month LIBOR in effect as of December 31, 2008 was 1.43%.
(2)	All debentures are callable five years from issuance date except for TXUI Statutory Trust I which is callable ten years from issuance date.
(3)	The debentures bore a fixed interest rate of 6.50% until September 17, 2008, when the rate began to float on a quarterly basis based on the three-month LIBOR plus 3.00%.
(4)	The debentures bore a fixed interest rate of 6.50% until December 30, 2008, when the rate began to float on a quarterly basis based on the three-month LIBOR plus 2.85%.
(5)	Assumed in connection with the SNB acquisition on April 1, 2006.
(6)	Assumed in connection with the TXUI acquisition on January 31, 2007.
(7)	The debentures bear a fixed interest rate until April 23, 2009, when the rate begins to float on a quarterly basis based on the three-month LIBOR plus 2.85%.

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22. PARENT COMPANY ONLY FINANCIAL STATEMENTS

PROSPERITY BANCSHARES, INC.

(Parent Company Only)

CONDENSED BALANCE SHEETS

	December 31,
	2008	2007
	(Dollars in thousands)
ASSETS
Cash	$6,345	$2,928
Investment in subsidiary	1,325,115	1,214,821
Investment in capital and statutory trusts	2,765	3,385
Goodwill	4,335	6,433
Other assets	9,760	13,619

TOTAL	$1,348,320	$1,241,186

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accrued interest payable and other liabilities	$949	$870
Junior subordinated debentures	92,265	112,885

Total liabilities	93,214	113,755

SHAREHOLDERS’ EQUITY:
Common stock	46,117	44,188
Capital surplus.	867,380	809,026
Retained earnings	332,363	273,407
Unrealized gain on available for sale securities, net of tax benefit	9,853	1,417
Less treasury stock, at cost, 37,088 shares	(607)	(607)

Total shareholders’ equity	1,255,106	1,127,431

TOTAL	$1,348,320	$1,241,186

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PROSPERITY BANCSHARES, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
OPERATING INCOME:
Dividends from subsidiaries	$63,000	$69,000	$102,000
Other income	265	383	224

Total income	63,265	69,383	102,224

OPERATING EXPENSE:
Junior subordinated debentures interest expense	6,440	10,058	7,592
Stock-based compensation expense (includes restricted stock)	1,543	1,968	850
Other expenses	671	432	333

Total operating expense	8,654	12,458	8,775

INCOME BEFORE INCOME TAX BENEFIT AND EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	54,611	56,925	93,449
FEDERAL INCOME TAX BENEFIT	2,753	4,018	2,783

INCOME BEFORE EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	57,364	60,943	96,232
EQUITY (DISTRIBUTIONS IN EXCESS OF EARNINGS) IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	27,143	23,208	(34,507)

NET INCOME	$84,507	$84,151	$61,725

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PROSPERITY BANCSHARES, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$84,507	$84,151	$61,725
Adjustments to reconcile net income to net cash provided by operating activities:
(Distributions in excess of earnings) equity in undistributed earnings of subsidiaries	(27,143)	(23,208)	34,507
Stock based compensation expense (includes restricted stock)	1,543	1,968	850
(Increase) decrease in other assets	4,512	(2,065)	1,367
Decrease in accrued interest payable and other liabilities	(276)	(8,192)	(59)

Net cash provided by operating activities	63,143	52,654	98,390

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions	(18,758)	(8,629)	(93,275)
Cash acquired from acquisitions	431	5,491	6,688
Capital contribution to subsidiary	—	—	(7)

Net cash (used in) provided by investing activities	(18,327)	(3,138)	(86,594)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercises	2,598	3,485	7,792
Redemption of junior subordinated debentures (net)	(20,620)	(32,475)	(6,000)
Payments of cash dividends	(23,377)	(20,325)	(13,027)

Net cash used in financing activities	(41,399)	(49,315)	(11,235)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,417	201	561
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,928	2,727	2,166

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,345	$2,928	$2,727