Form 10-Q
period 2009-03-31
PROSPERITY BANCSHARES INC
filed 2009-05-11
CIK 1068851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2009, there were 46,105,578 outstanding shares of the registrant’s Common Stock, par value $1.00 per share.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

INDEX TO FORM 10-Q

PART I - FINANCIAL INFORMATION		Page

Item 1.	Interim Consolidated Financial Statements	1
	Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008 (unaudited)	1
	Consolidated Statements of Income for the Three Months Ended March 31, 2009 and 2008 (unaudited)	2
	Consolidated Statements of Changes in Shareholders’ Equity for the Year Ended December 31, 2008 and for the Three Months Ended March 31, 2009 (unaudited)	3
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2009 and 2008 (unaudited)	4
	Notes to Interim Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25
Item 4.	Controls and Procedures	25

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults upon Senior Securities	26
Item 4.	Submission of Matters to a Vote of Security Holders	26
Item 5.	Other Information	26
Item 6.	Exhibits	26
Signatures		27

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

PROSPERITY BANCSHARES, INC®. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2009	December 31, 2008
	(Dollars in thousands, except share data)
ASSETS
Cash and due from banks	$163,278	$212,335
Federal funds sold	590	16,298

Total cash and cash equivalents	163,868	228,633
Interest bearing deposits in financial institutions	—	106
Available for sale securities, at fair value (amortized cost of $682,268 and $802,086, respectively)	706,052	817,244
Held to maturity securities, at cost (fair value of $3,380,654 and $3,408,981, respectively)	3,285,148	3,343,157
Loans held for investment	3,501,201	3,566,958
Loans held for sale	99	99
Less allowance for credit losses	(39,238)	(36,970)

Loans, net	3,462,062	3,530,087
Accrued interest receivable	31,435	34,617
Goodwill	874,708	874,654
Core deposit intangibles, net of accumulated amortization of $33,951 and $31,287, respectively	42,796	38,196
Bank premises and equipment, net	151,544	123,638
Other real estate owned	9,134	4,450
Bank Owned Life Insurance (BOLI)	47,112	46,794
Federal Home Loan Bank of Dallas stock	8,717	15,483
Leased assets	787	928
Other assets	15,834	14,377

TOTAL ASSETS	$8,799,197	$9,072,364

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$1,510,005	$1,522,983
Interest-bearing	5,696,874	5,780,314

Total deposits	7,206,879	7,303,297
Other borrowings	28,441	229,395
Securities sold under repurchase agreements	81,773	96,017
Accrued interest payable	11,813	14,625
Other liabilities	97,478	81,659
Junior subordinated debentures	92,265	92,265

Total liabilities	7,518,649	7,817,258

COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $1 par value; 200,000,000 shares authorized; 46,136,780 and 46,116,801 shares issued at March 31, 2009 and December 31, 2008, respectively; 46,099,692 and 46,079,713 shares outstanding at March 31, 2009 and December 31, 2008, respectively	46,137	46,117
Capital surplus	868,054	867,380
Retained earnings	351,504	332,363
Accumulated other comprehensive income — net of unrealized gain on available for sale securities, net of tax of $8,325 and $5,305, respectively	15,460	9,853
Treasury stock, at cost, 37,088 shares	(607)	(607)

Total shareholders’ equity	1,280,548	1,255,106

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,799,197	$9,072,364

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$55,802	$58,520
Securities:
Taxable	48,806	23,639
Nontaxable	920	928
70% nontaxable preferred dividends	—	216
Federal funds sold	36	1,160
Deposits in other financial institutions	2	2

Total interest income	105,566	84,465

INTEREST EXPENSE:
Deposits	29,457	28,945
Junior subordinated debentures	1,119	2,019
Note payable and other borrowings	912	1,506

Total interest expense	31,488	32,470

NET INTEREST INCOME	74,078	51,995
PROVISION FOR CREDIT LOSSES	6,125	1,167

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	67,953	50,828

NONINTEREST INCOME:
Customer service fees	12,372	10,506
Other	2,645	2,173

Total noninterest income	15,017	12,679

NONINTEREST EXPENSE:
Salaries and employee benefits	22,648	16,130
Net occupancy expense	3,978	2,810
Depreciation expense	2,001	1,937
Data processing	2,055	1,291
Communications expense	2,217	1,509
Core deposit intangibles amortization	2,664	2,492
Other	8,460	2,951

Total noninterest expense	44,023	29,120

INCOME BEFORE INCOME TAXES	38,947	34,387
PROVISION FOR INCOME TAXES	13,469	11,449

NET INCOME	$25,478	$22,938

EARNINGS PER SHARE
Basic	$0.55	$0.52

Diluted	$0.55	$0.52

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

					Accumulated Other Comprehensive Income
	Common Stock						Total Shareholders’ Equity
			Capital Surplus	Retained Earnings		Treasury Stock
	Shares	Amount
	(Amounts in thousands, except share and per share data)
BALANCE AT JANUARY 1, 2008	44,188,323	$44,188	$809,026	$273,407	$1,417	$(607)	$1,127,431
Comprehensive Income:
Cumulative effect-split dollar
Insurance adjustment				(2,174)			(2,174)
Net income				84,507			84,507
Net change in unrealized gain on available for sale securities (net of tax of $3.0 million)					8,436		8,436

Total comprehensive income							92,943
Common stock issued in connection with the exercise of stock options and restricted stock awards	170,726	171	2,427				2,598
Common stock issued in connection with the 1st Choice acquisition	1,757,752	1,758	54,385				56,143
Stock based compensation expense			1,542				1,542
Cash dividends declared, $0.513 per share				(23,377)			(23,377)

BALANCE AT DECEMBER 31, 2008	46,116,801	46,117	867,380	332,363	9,853	(607)	1,255,106
Comprehensive income:
Net income				25,478			25,478
Net change in unrealized gain on available for sale securities (net of tax of $2.0 million)					5,607		5,607

Total comprehensive income							31,085
Common stock issued in connection with the exercise of stock options and restricted stock awards	19,979	20	348				368
Stock based compensation expense			326				326
Cash dividends declared, $0.1375 per share				(6,337)			(6,337)

BALANCE AT MARCH 31, 2009	46,136,780	$46,137	$868,054	$351,504	$15,460	$(607)	$1,280,548

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,

	2009	2008
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$25,478	$22,938
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,682	4,429
Provision for credit losses	6,125	1,167
Net amortization of discount/premium on investments	(1,309)	(1,139)
Stock based compensation expense	326	248
Net amortization of premium on loans and deposits	(2,220)	(569)
Gain on sale of assets and other real estate	(119)	(43)
Gain on held for sale loans	—	(73)
Proceeds from sales of held for sale loans	—	4,223
Decrease (increase) in other assets and accrued interest receivable	8,256	(5,019)
Increase in accrued interest payable and other liabilities	12,886	7,087

Net cash provided by operating activities	54,105	33,249

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of held to maturity securities	183,720	217,633
Purchase of held to maturity securities	(124,845)	(453,439)
Proceeds from maturities and principal paydowns of available for sale securities	120,260	9,920
Net decrease (increase) in loans	50,999	(31,613)
Purchase of Franklin Bank branches	(65)	—
Purchase of 1st Choice Bancorp	(7)	—
Purchase of Banco Popular branches	(20)	(431)
Cash and cash equivalents acquired in the purchase of Banco Popular branches	—	112,788
Purchase of Texas United Bancshares, Inc	—	(72)
Purchase of bank premises and equipment	(30,284)	(3,826)
Net decrease in interest-bearing deposits in financial institutions	106	—
Net proceeds from sale of bank premises, equipment and other real estate	4,040	2,794

Net cash provided by (used in) investing activities	203,904	(146,246)

(Table continued on following page)

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in noninterest-bearing deposits	$(12,978)	$13,728
Net decrease in interest-bearing deposits	(88,629)	(156,757)
Net (repayments) proceeds from short-term borrowings	(200,000)	95,000
Net repayments from long-term borrowings	(954)	(1,106)
Net repayments from securities sold under repurchase agreements	(14,244)	(13,639)
Proceeds from exercise of stock options	368	2,027
Payments of cash dividends	(6,337)	(5,524)

Net cash used in financing activities	(322,774)	(66,271)

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(64,765)	$(179,268)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	228,633	371,090

CASH AND CASH EQUIVALENTS, END OF PERIOD	$163,868	$191,822

NONCASH ACTIVITIES:

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$34,300	$32,755
Cash paid for income taxes	2,500	4,000

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(UNAUDITED)

1. BASIS OF PRESENTATION

The interim consolidated financial statements include the accounts of Prosperity Bancshares, Inc. ® (the “Company”) and its wholly-owned subsidiaries, Prosperity Bank ®(the “Bank”) and Prosperity Holdings of Delaware, LLC. All significant inter-company transactions and balances have been eliminated. The Company operates its business as one domestic segment.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2008. Operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or any other period.

2. INCOME PER COMMON SHARE

The following table illustrates the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2009	2008
	(In thousands, except per share data)
Net income available to shareholders	$25,478	$22,938

Weighted average shares outstanding	46,086	44,188
Potential dilutive shares	53	140

Weighted average shares and equivalents outstanding	46,139	44,328

Basic earnings per share	$0.55	$0.52

Diluted earnings per share	$0.55	$0.52

The incremental shares for the assumed exercise of the outstanding options were determined by application of the treasury stock method. There were no stock options exercisable during the quarter ended March 31, 2009 or 2008 that would have had an anti-dilutive effect on the above computation.

3. NEW ACCOUNTING STANDARDS

Statements of Financial Accounting Standards

Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations (Revised 2007).” SFAS 141R replaces SFAS 141, Business Combinations, and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS 141. Under SFAS 141R, the requirements of SFAS 146, “Accounting for Costs

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(UNAUDITED)

Associated with Exit or Disposal Activities,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS 5, “Accounting for Contingencies.” SFAS 141R was effective for the Company on January 1, 2009. The adoption of SFAS 141R will have a significant impact on the Company’s accounting for business combinations closing on or after January 1, 2009.

Financial Accounting Standards Board Staff Positions and Interpretations

In April 2009, the FASB issued three Final Staff Positions (FSPs) to provide additional guidance and disclosures regarding fair value measurements and impairments of securities:

FSP FAS 157-4. “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, provides guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. The Company does not expect that FSP FAS 157-4 will have a material impact on the Company’s consolidated financial statements.

FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in financial statements. The Company does not expect that FSP FAS 115-2 and FAS 124-2 will have a material impact on the Company’s consolidated financial statements.

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, requires disclosure about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The Company will review the requirements of FSP FAS 107-1 and comply with its requirements.

These three FSPs are effective for interim and annual periods ending after June 15, 2009.

4. FAIR VALUE DISCLOSURES

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

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(UNAUDITED)

In determining the appropriate levels, the Company performed a detailed analysis of the assets and liabilities that are subject to SFAS 157.

The following table presents fair value measurements as of March 31, 2009:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Measured on a recurring basis:
Interest bearing deposits in financial institutions	$—	$—	$—	$—
Available for sale securities (at fair value)	—	706,052	—	706,052

TOTAL	$—	$706,052	$—	$706,052

Certain assets and liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). These instruments include other real estate owned, repossessed assets and impaired loans per SFAS 114, Accounting by Creditors for Impairment of a Loan—an amendment of FASB Statements No. 5 and 15. For the three months ended March 31, 2009, the Company had additions to impaired loans of $8.5 million and additions to other real estate owned of $6.5 million, which were outstanding March 31, 2009. Remaining financial assets and financial liabilities measured at fair value on a non-recurring basis that were recorded in 2009 and remained outstanding at March 31, 2009 were not significant.

5. GOODWILL AND CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles for three months ended March 31, 2009 were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)
Balance as of December 31, 2008	$874,654	$38,196
Amortization	—	(2,664)
Acquisition of Banco Popular branches	50	—
Acquisition of 1st Choice Bancorp, Inc	7	—
Acquisition of Franklin Bank	(3)	7,264

Balance as of March 31, 2009	$874,708	$42,796

Purchase accounting adjustments to prior year acquisitions were made to adjust deferred tax asset and liability balances. Goodwill is recorded on the acquisition date of each entity. The Company may record subsequent adjustments to goodwill for amounts undeterminable at acquisition date, such as deferred taxes and real estate valuations, and therefore the goodwill amounts reflected in the table above may change accordingly. The Company initially records the total premium paid on acquisitions as goodwill. After finalizing the valuation, core deposit intangibles are identified and reclassified from goodwill to core deposit intangibles on the balance sheet. This reclassification has no effect on total assets, liabilities, shareholders’ equity, net income or cash flows. Management performs an evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill and other intangibles has occurred. If any such impairment is determined, a write down is recorded. As of March 31, 2009, there were no impairments recorded on goodwill.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(UNAUDITED)

During the quarter ended March 31, 2009, the Company completed the valuation of the assets acquired and liabilities assumed in the Franklin Bank acquisition and allocated $7.3 million to core deposit intangibles and $7.2 million to certificates of deposit. Both amounts had previously been reflected in goodwill as of December 31, 2008 pending the completed valuations.

Core deposit intangibles are amortized on an accelerated basis over their estimated lives, which the Company believes is between 8 and 10 years. Gross core deposit intangibles outstanding were $76.7 million and $69.5 million at March 31, 2009 and December 31, 2008, respectively. Net core deposit intangibles outstanding were $42.8 million and $38.2 million at the same dates, respectively. Amortization expense related to intangible assets totaled $2.7 million and $2.5 million for the three months ended March 31, 2009 and 2008, respectively. The increase in amortization expense was primarily due to the core deposit intangibles from the acquisition of Franklin Bank. The estimated aggregate future amortization expense for intangible assets remaining as of March 31, 2009 is as follows (dollars in thousands):

Remaining 2009	$7,323
2010	8,754
2011	7,421
2012	6,034
2013	4,191
Thereafter	9,073

Total	$42,796

6. STOCK BASED COMPENSATION

At March 31, 2009, the Company had three stock-based employee compensation plans adopted by the Company and five stock option plans assumed in connection with acquisitions under which no additional options will be granted. Two of the three plans adopted by the Company have expired and therefore no additional awards may be issued under the plans. Prior to 2003, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Effective January 1, 2003, the Company prospectively adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stack-Based Compensation. The Company accounts for stock-based employee compensation plans using the fair value-based method of accounting in accordance with Statement of Financial Accounting Standards No. 123R, Share-Based Payment (Revised 2004) (“SFAS 123R”). SFAS 123R was effective for companies in 2006, however, the Company had been recognizing compensation expense since January 1, 2003. The Company’s results of operations reflect compensation expense for all employee stock-based compensation, including the unvested portion of stock options granted prior to 2003. SFAS No. 123R requires that management make assumptions including stock price volatility and employee turnover that are utilized to measure compensation expense. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option pricing model. The Company recognized $326,000 and $248,000 in stock-based compensation expense for the three months ended March 31, 2009 and 2008, respectively. There was approximately $79,000 and $36,000 of income tax benefit recorded for the stock-based compensation expense for the same periods.

During 2004, the Company’s Board of Directors and shareholders approved the Prosperity Bancshares, Inc. 2004 Stock Incentive Plan (the “2004 Plan”). The Company has granted shares (“restricted stock”) to certain directors and associates under the 2004 Plan. The awardee is not entitled to the shares until they vest, which is generally over a 1 to 5 year period, but the awardee is entitled to receive dividends on and vote the shares prior to vesting. The shares granted do not have a cost to the awardee and the only requirement of vesting is continued service to the Company. Compensation cost related to restricted stock is calculated based on the fair value of the shares at the date of grant. If the awardee leaves the Company before the shares vest, the unvested shares are forfeited. As of March 31, 2009, there were 59,475 shares of restricted stock outstanding with a weighted average grant date fair value of $31.52.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

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

The fair value of options was estimated using an option-pricing model with the following weighted average assumptions as of the dates indicated:

	March 31,
	2009	2008
Expected life (in years)	5.10	4.94
Risk free interest rate	4.16%	4.18%
Volatility	21.18%	21.24%
Dividend yield	1.21%	1.21%

A summary of changes in outstanding options during the three months ended March 31, 2009 is set forth below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Options outstanding, beginning of period	917	$24.58
Options granted	—	—
Options forfeited	(6)	20.68
Options exercised	(22)	16.81

Options outstanding, end of period	889	$24.80	5.15	$2,270

Options vested or expected to vest	862	$24.49	5.03	$2,469

Options exercisable, end of period	378	$20.12	4.12	$2,729

No options were granted during the three months ended March 31, 2009 or 2008. The total intrinsic value of the options exercised during the three month periods ended March 31, 2009 and 2008 was $231,000 and $1.5 million, respectively. The total fair value of shares vested during the three month period ended March 31, 2009 and 2008 was approximately $86,000 and $94,000, respectively.

A summary of changes in non-vested options is set forth below:

	Three Months Ended March 31,
	2009		2008
	Number of Options	Weighted Average Grant Date Fair Value	Number of Options	Weighted Average Grant Date Fair Value
	(In thousands)		(In thousands)
Non-vested options outstanding, beginning of period	529	$6.83	707	$6.52
Options granted	—	—	—	—
Non-vested options forfeited	(2)	4.34	—	—
Options vested	(15)	5.58	(28)	3.36

Non-vested options outstanding, end of period	512	$6.87	679	$6.65

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2009

(UNAUDITED)

The Company received $368,000 and $2.0 million in cash from the exercise of stock options during the three month periods ended March 31, 2009 and 2008, respectively. There was no tax benefit realized from option exercises of the share-based payment arrangements during the three month periods ended March 31, 2009 and 2008.

As of March 31, 2009, there was $1.3 million of total unrecognized compensation expense related to stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.6 years.

7. CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ITEMS

Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of March 31, 2009 (other than deposit obligations). The payments do not include pre-payment options that may be available to the Company. The Company’s future cash payments associated with its contractual obligations pursuant to its junior subordinated debentures, FHLB notes payable and operating leases as of March 31, 2009 are summarized below. Payments for junior subordinated debentures include interest of $96.4 million that will be paid over the future periods. The future interest payments were calculated using the current rate in effect at March 31, 2009. With respect to floating interest rates, the payments were determined based on the 3-month LIBOR in effect at March 31, 2009. The current principal balance of the junior subordinated debentures at March 31, 2009 was $92.3 million. Payments for FHLB notes payable include interest of $6.2 million that will be paid over the future periods. Payments related to leases are based on actual payments specified in underlying contracts.

	Payments due in:
	Remaining Fiscal 2009	Fiscal 2010-2011	Fiscal 2012-2013	Thereafter	Total
	(Dollars in thousands)
Junior subordinated debentures	$3,005	$8,013	$8,013	$169,664	$188,695
Federal Home Loan Bank notes payable	2,497	15,703	3,356	13,048	34,604
Operating leases	3,389	6,765	4,488	1,925	16,567

Total	$8,891	$30,481	$15,857	$184,637	$239,866

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

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit as of March 31, 2009 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Remaining Fiscal 2009	Fiscal 2010-2011	Fiscal 2012-2013	Thereafter	Total
	(Dollars in thousands)
Standby letters of credit	$11,888	$1,974	$980	$347	$15,189
Commitments to extend credit	345,775	120,092	2,244	96,525	564,636

Total	$357,663	$122,066	$3,224	$96,872	$579,825

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Cautionary Notice Regarding Forward-Looking Statements

Statements and financial discussion and analysis contained in this quarterly report on Form 10-Q that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on assumptions and involve a number of risks and uncertainties, many of which are beyond the Company’s control. Many possible events or factors could affect the future financial results and performance of the Company and could cause such results or performance to differ materially from those expressed in the forward-looking statements. These possible events or factors include, without limitation:

•

changes in the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations resulting in, among other things, a deterioration in credit quality or reduced demand for credit, including the result and effect on the Company’s loan portfolio and allowance for credit losses;

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

•	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on the results of operations;

•	increased credit risk in the Company’s assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of the total loan portfolio;

•	the failure of assumptions underlying the establishment of and provisions made to the allowance for credit losses;

•	changes in the availability of funds resulting in increased costs or reduced liquidity;

•	a deterioration or downgrade in the credit quality and credit agency ratings of the securities in the Company’s securities portfolio;

•	increased asset levels and changes in the composition of assets and the resulting impact on the Company’s capital levels and regulatory capital ratios;

•	the Company’s ability to acquire, operate and maintain cost effective and efficient systems without incurring unexpectedly difficult or expensive but necessary technological changes;

•	the loss of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensation levels;

•	government intervention in the U.S. financial system;

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company’s interim consolidated financial statements and accompanying notes. This section should be read in conjunction with the Company’s interim consolidated financial statements and accompanying notes included elsewhere in this report and with the consolidated financial statements and accompanying notes and other detailed information appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

OVERVIEW

The Company, a Texas corporation, was formed in 1983 as a vehicle to acquire the former Allied First Bank in Edna, Texas which was chartered in 1949 as The First National Bank of Edna. The Company is a registered financial holding company that derives substantially all of its revenues and income from the operation of its bank subsidiary, Prosperity Bank® (“Prosperity Bank®” or the “Bank”). The Bank provides a wide array of financial products and services to small and medium-sized businesses and consumers. As of March 31, 2009, the Bank operated one hundred fifty-eight (158) full-service banking locations; with fifty-one (51) in the Greater Houston Consolidated Metropolitan Statistical Area (“CMSA”), twenty-seven (27) in the South Texas area including Corpus Christi and Victoria, thirty-six (36) in the Central Texas area including Austin and Bryan/College Station,, twenty (20) in East Texas and twenty-four (24) in the Dallas/Fort Worth, Texas area. The Greater Houston CMSA includes Austin, Brazoria, Chambers, Fort Bend, Galveston, Harris, Liberty, Montgomery, San Jacinto and Waller counties. The Company's headquarters are located at Prosperity Bank Plaza, 4295 San Felipe in Houston, Texas and its telephone number is (281) 269-7199. The Company’s website address is www.prosperitybanktx.com. Information contained on the Company’s website is not incorporated by reference into this quarterly report on Form 10-Q and is not part of this or any other report.

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

Three principal components of the Company’s growth strategy are internal growth, stringent cost control practices and strategic merger transactions. The Company focuses on continual internal growth. Each banking center is operated as a separate profit center, maintaining separate data with respect to its net interest income, efficiency ratio, deposit growth, loan growth and overall profitability. Banking center presidents and managers are accountable for performance in these areas and compensated accordingly. The Company also focuses on maintaining stringent cost control practices and policies. The Company has invested significantly in the infrastructure required to centralize many of its critical operations, such as data processing and loan processing. Management believes that this centralized infrastructure can accommodate substantial additional growth while enabling the Company to minimize operational costs through certain economies of scale. The Company also intends to continue to seek expansion opportunities. On January 10, 2008, the Company purchased six (6) branches of Banco Popular North America. On June 1, 2008 the Company purchased 1st Choice Bancorp, Inc. (the “1st Choice acquisition”) which added one (1) banking center after consolidation. On November 7, 2008, the Bank assumed approximately $3.6 billion of deposits and acquired certain assets from the Federal Deposit Insurance Corporation (“FDIC”), acting in its capacity as receiver for Franklin Bank (the “Franklin acquisition” or the “Franklin Bank acquisition”). The transaction added thirty-five (35) banking centers after consolidations with existing Prosperity Bank locations.

Total assets were $8.80 billion at March 31, 2009 compared with $9.07 billion at December 31, 2008, a decrease of $273.2 million or 3.0%. Total loans were $3.50 billion at March 31, 2009 compared with $3.57 billion at December 31,

2008, a decrease of $65.8 million or 1.8%. Total deposits were $7.21 billion at March 31, 2009 compared with $7.30 billion at December 31, 2008, a decrease of $96.4 million or 1.3%. Shareholders’ equity increased $25.4 million or 2.0%, to $1.28 billion at March 31, 2009 compared with $1.26 billion at December 31, 2008.

CRITICAL ACCOUNTING POLICIES

The Company’s accounting policies are integral to understanding the financial results reported. Accounting policies are described in detail in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity:

Allowance for Credit Losses—The allowance for credit losses is a reserve established through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses which it believes is adequate for estimated losses in the Company’s loan portfolio. Based on an evaluation of the loan portfolio, management presents a monthly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. In making its evaluation, management considers factors such as historical loan loss experience, industry diversification of the Company’s commercial loan portfolio, the amount of nonperforming assets and related collateral, the volume, growth and composition of the Company’s loan portfolio, current economic changes that may affect the borrower’s ability to pay and the value of collateral, the evaluation of the Company’s loan portfolio through its internal loan review process and other relevant factors. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. Charge-offs occur when loans are deemed to be uncollectible. The allowance for credit losses includes allowance allocations calculated in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 114, Accounting by Creditors for Impairment of a Loan, as amended by SFAS 118, Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures, and allowance allocations determined in accordance with SFAS No. 5, Accounting for Contingencies.

Goodwill and Intangible Assets—Goodwill and intangible assets that have indefinite useful lives are subject to at least an annual impairment test and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of each of the Company’s reporting units compared with its carrying value. If the carrying amount exceeds the fair value of a reporting unit, a second test is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment. Intangible assets that are not amortized will be tested for impairment at least annually by comparing the fair values of those assets to their carrying values. Other identifiable intangible assets that are subject to amortization are amortized on an accelerated basis over the years expected to be benefited. These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value to carrying value. Based on the Company’s annual goodwill impairment test as of September 30, 2008 and in the absence of any triggering events occurring during the quarter, management does not believe any of its goodwill is impaired as of March 31, 2009. While the Company believes no impairment existed at March 31, 2009 under accounting standards applicable at that date, different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation and financial condition or future results of operations.

Stock-Based Compensation—The Company accounts for stock-based employee compensation plans using the fair value-based method of accounting in accordance with SFAS No. 123R, Share-Based Payment (Revised 2004) (“SFAS 123R”). SFAS 123R was effective for companies in 2006, however, the Company had been recognizing compensation expense since January 1, 2003. The Company’s results of operations reflect compensation expense for all employee stock-based compensation, including the unvested portion of stock options granted prior to 2003. SFAS No. 123R requires that management make assumptions including stock price volatility and employee turnover that are utilized to measure compensation expense. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of subjective assumptions.

Valuation of Securities—The Company’s available for sale securities portfolio is reported at fair value. When the fair value of a security is below its amortized cost, and depending on the length of time the condition exists and the extent the fair value is below amortized cost, additional analysis is performed to determine whether an impairment exists. Available for sale and held to maturity securities are analyzed quarterly for possible other-than-temporary impairment. The analysis considers the financial condition and near-term prospects of the issuer, as well as the value of any security the Company may have in the investment. Often, the information available to conduct these assessments is limited and rapidly changing, making estimates of fair value subject to judgment. If actual information or conditions are different than estimated, the extent of the impairment of the security may be different than previously estimated, which could have a material effect on the Company’s results of operations and financial condition.

RESULTS OF OPERATIONS

Net income available to shareholders was $25.5 million ($0.55 per common share on a diluted basis) for the quarter ended March 31, 2009 compared with $22.9 million ($0.52 per common share on a diluted basis) for the quarter ended March 31, 2008, an increase of $2.5 million or 11.1%. The Company posted returns on average common equity of 8.02% and 8.02%, returns on average assets of 1.15% and 1.43% and efficiency ratios of 49.47% and 45.03% for the quarters ended March 31, 2009 and 2008, respectively. The efficiency ratio is calculated by dividing total noninterest expense (excluding credit loss provisions) by net interest income plus noninterest income (excluding net gains and losses on the sale of securities and assets and impairment write-down on securities). Additionally, taxes are not part of this calculation.

Net Interest Income

The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.”

Net interest income before the provision for credit losses was $74.1 million for the quarter ended March 31, 2009 compared with $52.0 million for the quarter ended March 31, 2008, an increase of $22.1 million or 42.5%. Net interest income increased primarily as a result of a $2.37 billion or 45.2% increase in average interest-earning assets to $7.63 billion for the quarter ended March 31, 2009 compared with $5.25 billion for the quarter ended March 31, 2008. The increase in interest-earning assets was primarily due to the Franklin acquisition.

The average rate paid on interest-bearing liabilities decreased 110 basis points from 3.21% for the quarter ended March 31, 2008 to 2.11% for the quarter ended March 31, 2009, while the average yield on interest-earning assets decreased 84 basis points from 6.45% for the quarter ended March 31, 2008 compared with 5.61% for the quarter ended March 31, 2009. The average volume of interest-bearing liabilities increased $1.99 billion and the average volume of interest-earning assets increased $2.37 billion for the same period. The net interest margin on a tax equivalent basis decreased five basis points from 4.03% for the quarter ended March 31, 2008 compared with 3.98% for the quarter ended March 31, 2009.

The following table sets forth, for each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the quarters ended March 31, 2009 and 2008. The table also sets forth the average rate paid on total interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Except as indicated in the footnotes, no tax-equivalent adjustments were made and all average balances are daily average balances. Any nonaccruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended March 31,
	2009			2008
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (4)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (4)

	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$3,530,230	$55,802	6.41%	$3,143,174	$58,520	7.47%
Securities(1)	4,030,151	49,726	4.94	1,977,510	24,783	5.01
Federal funds sold and other temporary investments	66,597	38	0.23	131,601	1,162	3.54

Total interest-earning assets	7,626,978	105,566	5.61%	5,252,285	84,465	6.45%

Less allowance for credit losses	(37,220)			(31,948)

Total interest-earning assets, net of allowance	7,589,758			5,220,337
Noninterest-earning assets	1,308,108			1,198,814

Total assets	$8,897,866			$6,419,151

Liabilities and shareholders' equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,068,685	$2,122	0.81%	$869,728	$3,121	1.44%
Savings and money market accounts	1,803,137	6,057	1.36	1,252,346	7,414	2.37
Certificates of deposit	2,913,566	21,278	2.96	1,660,635	18,410	4.45
Junior subordinated debentures	92,265	1,119	4.92	112,885	2,019	7.17
Federal funds purchased and other borrowings	83,091	564	2.75	96,978	902	3.73
Securities sold under repurchase agreements	83,734	348	1.69	66,074	604	3.67

Total interest-bearing liabilities	6,044,478	31,488	2.11%	4,058,646	32,470	3.21%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	1,492,026			1,155,210
Other liabilities	90,982			61,745

Total liabilities	7,627,486			5,275,601

Shareholders’ equity	1,270,380			1,143,550

Total liabilities and shareholders’ equity	$8,897,866			$6,419,151

Net interest rate spread			3.50%			3.24%
Net interest income and margin (2)		$74,078	3.94%		$51,995	3.97%

Net interest income and margin (tax-equivalent basis) (3)		$74,759	3.98%		$52,832	4.03%

(1)	Yield is based on amortized cost and does not include any component of unrealized gains or losses.

(2)	The net interest margin is equal to net interest income divided by average interest-earning assets.

(3)	In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35%.

(4)	Annualized and based on an actual/365 basis.

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

	Three Months Ended March 31,
	2009 vs. 2008
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$7,206	$(9,924)	$(2,718)
Securities	25,725	(782)	24,943
Federal funds sold and other temporary investments	(568)	(556)	(1,124)

Total increase (decrease) in interest income	32,363	(11,262)	21,101

Interest-bearing liabilities:
Interest-bearing demand deposits	706	(1,705)	(999)
Savings and money market accounts	3,225	(4,582)	(1,357)
Certificates of deposit	13,738	(10,870)	2,868
Junior subordinated debentures	(365)	(535)	(900)
Federal funds purchased and other borrowings	(128)	(210)	(338)
Securities sold under repurchase agreements	160	(416)	(256)

Total increase (decrease) in interest expense	17,336	(18,318)	(982)

Increase in net interest income	$15,027	$7,056	$22,083

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

The Company made a $6.1 million and $1.2 million provision for credit losses for the quarters ended March 31, 2009 and 2008, respectively. The increase in the provision for credit losses was primarily due to increased charge-offs for the first quarter of 2009 resulting from a general weakening of the economy in the Company’s market areas. For the quarter ended March 31, 2009, net charge-offs were $3.9 million compared with net charge-offs of $1.6 million for the quarter ended March 31, 2008.

Noninterest Income

The Company’s primary sources of recurring noninterest income are service charges on deposit accounts and other banking service related fees. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method. Banking related service fees include check cashing fees, official check fees, safe deposit box rent and currency handling fees. Noninterest income totaled $15.0 million for the three months ended March 31, 2009 compared with $12.7 million for the same period in 2008, an increase of $2.3 million or 18.4%. The increase was primarily due to an increase in insufficient funds charges and customer service charges which resulted from an increase in the number of accounts due to the Franklin and 1st Choice acquisitions. As of March 31, 2009, approximately 108,000 deposit accounts were attributed to these two acquisitions.

Trust and investment income increased $173,000 to $253,000 for the quarter ended March 31, 2009 compared with $80,000 for the same quarter of 2008. The increase was due to the acquisition of the trust department acquired in the Franklin acquisition in the fourth quarter of 2008. The trust department was subsequently sold at the end of the first quarter of 2009. Other noninterest income increased $664,000 or 104.9% to $1.3 million for the three months ended March 31, 2009 compared with $633,000 for the same period in 2008. The increase was primarily due to loan servicing income paid by the FDIC related to loans of Franklin Bank that the Bank serviced on behalf of the FDIC but did not purchase. The loan servicing agreement ended in April 2009.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Three months ended March 31,
	2009	2008
	(Dollars in thousands)
Service charges on deposit accounts	$12,372	$10,506
Banking related service fees	491	439
Brokered mortgage income	70	110
Trust and investment income	253	80
Income from leased assets	86	334
Bank owned life insurance income (BOLI)	329	461
Gain on sale of assets, net	97	4
Gain on sale of other real estate, net	22	39
Gain on sale of held for sale loans	—	73
Other noninterest income	1,297	633

Total noninterest income	$15,017	$12,679

Noninterest Expense

Noninterest expense totaled $44.0 million for the quarter ended March 31, 2009 compared with $29.1 million for the quarter ended March 31, 2008, an increase of $14.9 million or 51.2%. This increase was principally due to increases in salaries and employee benefits, regulatory assessments and FDIC insurance, net occupancy expense and other expense.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Salaries and employee benefits (1)	$22,648	$16,130
Non-staff expenses:
Net occupancy expense	3,978	2,810
Depreciation expense	2,001	1,937
Data processing	2,055	1,291
Communications expense	2,217	1,509
Printing and supplies	593	446
Regulatory assessments and FDIC insurance	2,981	259
Ad valorem and franchise taxes	943	676
Core deposit intangibles amortization	2,664	2,492
Other	3,943	1,570

Total non-staff expenses	21,375	12,990

Total noninterest expense	$44,023	$29,120

(1)	Includes stock-based compensation expense of $326,000 and $248,000 for the three months ended March 31, 2009 and 2008, respectively.

Salaries and employee benefit expenses were $22.6 million for the quarter ended March 31, 2009 compared with $16.1 million for the quarter ended March 31, 2008, an increase of $6.5 million or 40.4%. The increase was principally due to the Franklin acquisition and annual merit increases. The number of full-time equivalent (“FTE”) associates employed by the Company increased from 1,374 at March 31, 2008 compared to 1,684 at March 31, 2009.

Regulatory assessments and FDIC insurance increased $2.7 million, or 1,051.0%, to $3.0 million for the quarter ended March 31, 2009 compared with $259,000 during the same period in 2008. The increase was due to higher rates charged by the FDIC for deposit insurance and an increase in deposits due to the Franklin acquisition. In addition to the increase in the regular FDIC assessment rates, the FDIC has proposed an emergency special assessment of 20 basis points on deposits as of June 30, 2009. However legislation has been proposed in Congress that could lower the special assessment to 10 basis points if the FDIC’s borrowing authority is increased. Further, the special assessment could drop below 10 basis points if the recently proposed surcharge on longer-term guaranteed debt issued under the FDIC's Temporary Liquidity Guarantee Program is approved. The special assessment will be payable on September 30, 2009.

Net occupancy and equipment expense increased $1.2 million, or 41.6%, from $2.8 million for the quarter ended March 31, 2008 compared with $4.0 million for the quarter ended March 31, 2009. The increase was primarily related to the additional banking centers acquired in connection with the Franklin and 1st Choice acquisitions.

Other expense increased $2.4 million from $1.6 million, or 151.1%, for the three months ended March 31, 2008 to $3.9 million for the three months ended March 31, 2009. The increase was primarily due to increased general operating expenses related to the banking centers acquired in the Franklin and 1st Choice acquisitions.

Income Taxes

Income tax expense increased $2.0 million to $13.5 million for the quarter ended March 31, 2009 compared with $11.4 million for the same period in 2008. The increase was primarily attributable to higher pretax net earnings for the quarter ended March 31, 2009 compared with the same period in 2008. The Company’s effective tax rate for the three months ended March 31, 2009 was 34.6% compared with 33.3% for the same period in 2008.

FINANCIAL CONDITION

Loan Portfolio

Total loans were $3.50 billion at March 31, 2009, a decrease of $65.8 million or 1.8% compared with $3.57 billion at December 31, 2008. Outstanding loans at March 31, 2009 comprised 45.9% of average earning assets for the quarter ended March 31, 2009 compared with 50.6% of average earning assets for the quarter ended December 31, 2008.

The following table summarizes the loan portfolio of the Company by type of loan as of March 31, 2009 and December 31, 2008:

	March 31,		December 31,
	2009		2008
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$440,196	12.6%	$482,476	13.5%
Real estate:
Construction and land development	643,151	18.4	666,081	18.7
1-4 family residential	667,392	19.1	668,097	18.7
Home equity	112,053	3.2	107,048	3.0
Commercial mortgages	1,269,057	36.2	1,268,340	35.6
Farmland	95,219	2.7	96,970	2.7
Multifamily residential	76,999	2.2	75,063	2.1
Agriculture	49,165	1.4	48,679	1.3
Consumer (net of unearned discount)	126,750	3.6	137,639	3.9
Other	21,318	0.6	16,664	0.5

Total loans	$3,501,300	100.0%	$3,567,057	100.0%

Nonperforming Assets

The Company had $12.5 million in nonperforming assets at March 31, 2009 and $14.4 million in nonperforming assets at December 31, 2008, a decrease of $1.8 million or 12.8%. The ratio of nonperforming assets to loans and other real estate was 0.36% at March 31, 2009 compared with 0.40% at December 31, 2008.

The Company generally places a loan on nonaccrual status and ceases accruing interest when the payment of principal or interest is delinquent for 90 days, or earlier in some cases, unless the loan is in the process of collection and the underlying collateral fully supports the carrying value of the loan. The Company generally charges off loans before attaining nonaccrual status.

The following table presents information regarding past due loans and nonperforming assets as of the dates indicated:

	March 31, 2009	December 31, 2008
	(Dollars in thousands)
Nonaccrual loans	$1,402	$2,142
Restructured loans	—	—
Accruing loans 90 or more days past due	1,562	7,594

Total nonperforming loans	2,964	9,736
Repossessed assets	427	182
Other real estate	9,134	4,450

Total nonperforming assets	$12,525	$14,368

Nonperforming assets to total loans and other real estate	0.36%	0.40%
Nonperforming assets to average earning assets	0.16%	0.25%

Allowance for Credit Losses

Management actively monitors the Company’s asset quality and provides specific loss allowances when necessary. The allowance for credit losses is a reserve established through charges to earnings in the form of a provision for credit losses. Loans are charged off against the allowance for credit losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. As of March 31, 2009, the allowance for credit losses amounted to $39.2 million or 1.12% of total loans compared with $37.0 million or 1.04% of total loans at December 31, 2008.

Set forth below is an analysis of the allowance for credit losses for the three months ended March 31, 2009 and the year ended December 31, 2008:

	Three Months Ended March 31, 2009	Year Ended December 31, 2008
	(Dollars in thousands)
Average loans outstanding	$3,530,230	$3,250,447

Gross loans outstanding at end of period	$3,501,300	$3,567,057

Allowance for credit losses at beginning of period	$36,970	$32,543
Balance acquired with acquisitions	—	2,182
Provision for credit losses	6,125	9,867
Charge-offs:
Commercial and industrial	(800)	(2,799)
Real estate and agriculture	(2,598)	(3,650)
Consumer	(888)	(2,733)
Recoveries:
Commercial and industrial	39	308
Real estate and agriculture	95	220
Consumer	295	1,032

Net charge-offs	(3,857)	(7,622)

Allowance for credit losses at end of period	$39,238	$36,970

Ratio of allowance to end of period loans	1.12%	1.04%
Ratio of net charge-offs to average loans (annualized)	0.44%	0.23%
Ratio of allowance to end of period nonperforming loans	1,323.8%	379.7%

Securities

The carrying cost of securities totaled $3.99 billion at March 31, 2009 compared with $4.16 billion at December 31, 2008, a decrease of $169.2 million or 4.1%. At March 31, 2009, securities represented 45.4% of total assets compared with 45.9% of total assets at December 31, 2008.

The following table summarizes the amortized cost of securities as of the dates shown (available-for-sale securities are not adjusted for unrealized gains or losses):

	March 31, 2009	December 31, 2008
	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$54,333	$151,147
States and political subdivisions	84,696	84,569
Corporate debt securities	3,223	3,221
Collateralized mortgage obligations	166,557	179,389
Mortgage-backed securities	3,643,319	3,711,629
Qualified Zone Academy Bond (QZAB)	8,000	8,000
Equity securities	7,288	7,288

Total amortized cost	$3,967,416	$4,145,243

Total fair value	$4,086,706	$4,226,225

Premises and Equipment

Premises and equipment, net of accumulated depreciation, totaled $151.5 million and $123.6 million at March 31, 2009 and December 31, 2008, respectively, an increase of $27.9 million or 22.6%. The increase was primarily due to the former Franklin Bank locations that were not acquired by Prosperity until the first quarter of 2009 and totaled $29.3 million.

Deposits

Total deposits were $7.21 billion at March 31, 2009 compared with $7.30 billion at December 31, 2008, a decrease of $96.4 million or 1.3%. At March 31, 2009, noninterest-bearing deposits accounted for approximately 21.0% of total deposits compared with 20.9% of total deposits at December 31, 2008. Interest-bearing demand deposits totaled $5.70 billion or 79.0% of total deposits at March 31, 2009 compared with $5.78 billion or 79.1% of total deposits at December 31, 2008.

The following table summarizes the daily average balances and weighted average rates paid on deposits for the periods indicated below:

	Three Months Ended March 31, 2009		Year Ended December 31, 2008
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Interest-bearing demand	$1,068,685	0.81%	$791,739	1.01%
Regular savings	312,576	0.72	253,090	0.74
Money market savings	1,490,561	1.50	1,158,052	2.24
Time deposits	2,913,566	2.96	1,997,152	3.60

Total interest-bearing deposits	5,785,388	2.07	4,200,033	2.56
Noninterest-bearing deposits	1,492,026	—	1,271,408	—

Total deposits	$7,277,414	1.64%	$5,471,441	1.97%

Other Borrowings

The Company utilizes borrowings to supplement deposits to fund its lending and investment activities. Borrowings consist of funds from the Federal Home Loan Bank (“FHLB”) and correspondent banks. FHLB advances are considered short-term, overnight borrowings. At March 31, 2009, the Company had no FHLB advances and $28.4 million in FHLB long-term notes payable compared with $200.0 million in FHLB advances and $29.4 million in FHLB long-term notes payable at December 31, 2008. The weighted average interest rate paid on the FHLB notes payable at period end was 5.3%. The maturity dates on the FHLB notes payable range from the years 2009 to 2028 and have interest rates ranging from 3.08% to 6.10%. The highest outstanding balance of FHLB advances during the first quarter of 2009 was $230.0 million compared with $280.0 million during 2008. The Company had no federal funds purchased at March 31, 2009 or December 31, 2008.

At March 31, 2009, the Company had $81.8 million in securities sold under repurchase agreements compared with $96.0 million at December 31, 2008, a decrease of $14.2 million or 14.8%. The decrease was due to normal customer activity.

The following table presents the Company’s borrowings at March 31, 2009 and December 31, 2008:

	March 31, 2009	December 31, 2008
	(Dollars in thousands)
FHLB advances	$—	$200,000
FHLB long-term notes payable	28,441	29,395

Total other borrowings	28,441	229,395
Federal funds purchased	—	—
Securities sold under repurchase agreements	81,773	96,017

Total	$110,214	$325,412

Junior Subordinated Debentures

At March 31, 2009 and December 31, 2008, the Company had outstanding $92.3 million in junior subordinated debentures issued to the Company’s unconsolidated subsidiary trusts.

A summary of pertinent information related to the Company’s eight issues of junior subordinated debentures outstanding at March 31, 2009 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate(1)	Junior Subordinated Debt Owed to Trusts	Maturity Date(2)
Prosperity Statutory Trust II	July 31, 2001	$15,000,000	3 month LIBOR + 3.58%, not to exceed 12.50%	$15,464,000	July 31, 2031
Prosperity Statutory Trust III	Aug. 15, 2003	12,500,000	3 month LIBOR + 3.00%(3)	12,887,000	Sept. 17, 2033
Prosperity Statutory Trust IV	Dec. 30, 2003	12,500,000	3 month LIBOR + 2.85%(4)	12,887,000	Dec. 30, 2033
SNB Capital Trust IV(5)	Sept. 25, 2003	10,000,000	3 month LIBOR + 3.00%	10,310,000	Sept. 25, 2033
TXUI Statutory Trust I(6)	Sept. 07, 2000	7,000,000	10.60%	7,210,000	Sept. 07, 2030
TXUI Statutory Trust II(6)	Dec. 19, 2003	5,000,000	3 month LIBOR + 2.85%(7)	5,155,000	Dec. 19, 2033
TXUI Statutory Trust III(6)	Nov. 30, 2005	15,500,000	3 month LIBOR + 1.39%	15,980,000	Dec. 15, 2035
TXUI Statutory Trust IV(6)	Mar. 31, 2006	12,000,000	3 month LIBOR + 1.39%	12,372,000	June 30, 2036

(1)	The 3-month LIBOR in effect as of March 31, 2009 was 1.19%.
(2)	All debentures are callable five years from issuance date except for TXUI Statutory Trust I which is callable ten years from issuance date.
(3)	The debentures bore a fixed interest rate of 6.50% until September 17, 2008, when the rate began to float on a quarterly basis based on the 3-month LIBOR plus 3.00%.
(4)	The debentures bore a fixed interest rate of 6.50% until December 30, 2008, when the rate began to float on a quarterly basis based on the 3-month LIBOR plus 2.85%.
(5)	Assumed in connection with the SNB acquisition on April 1, 2006.
(6)	Assumed in connection with the TXUI acquisition on January 31, 2007.
(7)	The debentures bore a fixed interest rate until January 23, 2009, when the rate began to float on a quarterly basis based on the 3-month LIBOR plus 2.85%.

Liquidity

Liquidity involves the Company’s ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate the Company on an ongoing basis. The Company’s largest source of funds is deposits and its largest use of funds is loans. The Company does not expect a change in the source or use of its funds in the future. Although access to purchased funds from correspondent banks is available and has been utilized on occasion to take advantage of investment opportunities, the Company does not generally rely on these external funding sources. The cash and federal funds sold position, supplemented by amortizing investment and loan portfolios, has generally created an adequate liquidity position.

As of March 31, 2009, the Company had outstanding $564.6 million in commitments to extend credit and $15.2 million in commitments associated with outstanding standby letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

The Company has no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of March 31, 2009, the Company had cash and cash equivalents of $163.9 million compared with $228.6 million at December 31, 2008, a decrease of $64.8 million. The decrease is primarily due to net repayments of other borrowings of $200.0 million, a decrease in deposits of $101.6 million, purchases of securities of $124.8 million and purchases of premises and equipment of $30.2 million offset by proceeds from the maturities and repayments of securities of $303.9 million, a decrease in loans of $51.1 million, net earnings of $25.5 million and a decrease in other assets of $13.3 million.

Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of March 31, 2009 (other than deposit obligations). The payments do not include pre-payment options that may be available to the Company. The Company’s future cash payments associated with its contractual obligations pursuant to its junior subordinated debentures, FHLB notes payable and operating leases as of March 31, 2009 are summarized below. Payments for junior subordinated debentures include interest of $96.4 million that will be paid over the future periods. The future interest payments were calculated using the current rate in effect at March 31, 2009. With respect to floating interest rates, the payments were determined based on the 3-month LIBOR in effect at March 31, 2009. The current principal balance of the junior subordinated debentures at March 31, 2009 was $92.3 million. Payments for FHLB notes payable include interest of $6.2 million that will be paid over the future periods. Payments related to leases are based on actual payments specified in underlying contracts.

	Payments due in:
	Remaining Fiscal 2009	Fiscal 2010-2011	Fiscal 2012-2013	Thereafter	Total
	(Dollars in thousands)
Junior subordinated debentures	$3,005	$8,013	$8,013	$169,664	$188,695
Federal Home Loan Bank notes payable	2,497	15,703	3,356	13,048	34,604
Operating leases	3,389	6,765	4,488	1,925	16,567

Total	$8,891	$30,481	$15,857	$184,637	$239,866

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

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit as of March 31, 2009 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Remaining Fiscal 2009	Fiscal 2010-2011	Fiscal 2012-2013	Thereafter	Total

	(Dollars in thousands)
Standby letters of credit	$11,888	$1,974	$980	$347	$15,189
Commitments to extend credit	345,775	120,092	2,244	96,525	564,636

Total	$357,663	$122,066	$3,224	$96,872	$579,825

Capital Resources

Total shareholders’ equity was $1.28 billion at March 31, 2009 compared with $1.26 billion at December 31, 2008, an increase of $25.4 million or 2.0%. The increase was due primarily to net earnings of $25.5 million and an increase in the change in unrealized gain on available for sale securities of $5.6 million which was partially offset by dividends paid of $6.3 million for the three months ended March 31, 2009.

Both the Board of Governors of the Federal Reserve System, with respect to the Company, and the FDIC, with respect to the Bank, have established certain minimum risk-based capital standards that apply to bank holding companies and federally insured banks. As of March 31, 2009, the Company’s Tier 1 risk-based capital, total risk-based capital and leverage capital ratios were 11.48%, 10.53% and 5.48%, respectively. As of March 31, 2009, the Bank’s risk-based capital ratios were above the levels required for the Bank to be designated as “well capitalized” by the FDIC, with Tier-1 risk-based capital, total risk-based capital and leverage capital ratios of 10.10%, 11.04% and 5.25%, respectively. The Bank is participating in the deposit insurance component of the FDIC Temporary Liquidity Guarantee Program (“TGLP”), which increases deposit insurance on noninterest-bearing transaction account deposits on balances above $250,000 through December 31, 2009. The Company elected to not participate in the U.S. Department of Treasury Capital Purchase Program, which is a part of the Troubled Asset Relief Program.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company manages market risk, which for the Company is primarily interest rate risk, through its Asset Liability Committee which is composed of senior officers of the Company, in accordance with policies approved by the Company’s Board of Directors.

The Company uses simulation analysis to examine the potential effects of market changes on net interest income and market value. The Company considers macroeconomic variables, Company strategy, liquidity and other factors as it quantifies market risk. See the Company’s Annual Report on Form 10-K, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Interest Rate Sensitivity and Liquidity” which was filed on March 2, 2009 for further discussion.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) were effective as of the end of the period covered by this report.

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Neither the Company nor the Bank is currently a party to any material legal proceeding.

ITEM 1A. RISK FACTORS

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

PROSPERITY BANCSHARES, INC.®
(Registrant)

Date: 05/11/09	/s/ David Zalman
David Zalman
Chief Executive Officer

Date: 05/11/09	/s/ David Hollaway
David Hollaway
Chief Financial Officer