Form 10-Q
period 2009-06-30
PROSPERITY BANCSHARES INC
filed 2009-08-10
CIK 1068851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

(281) 269-7199

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

Large Accelerated Filer	☒	Accelerated Filer	☐

Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 1, 2009, there were 46,131,071 outstanding shares of the registrant’s Common Stock, par value $1.00 per share.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

INDEX TO FORM 10-Q

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements	3
	Condensed Consolidated Balance Sheets as of June 30, 2009 (unaudited) and December 31, 2008 (unaudited)	3
	Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2009 and 2008 (unaudited)	4
	Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Year Ended December 31, 2008 (unaudited) and for the Six Months Ended June 30, 2009 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2009 and 2008 (unaudited)	6
	Notes to Interim Condensed Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	33
Item 4.	Controls and Procedures	33

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3.	Defaults upon Senior Securities	34
Item 4.	Submission of Matters to a Vote of Security Holders	34
Item 5.	Other Information	34
Item 6.	Exhibits	34
Signatures		35

PART I – FINANCIAL INFORMATION

ITEM 1.	INTERIM CONSOLIDATED FINANCIAL STATEMENTS

PROSPERITY BANCSHARES, INC®. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30 2009	December 31, 2008
	(Dollars in thousands, except share data)
ASSETS
Cash and due from banks	$142,860	$212,335
Federal funds sold	128,451	16,298

Total cash and cash equivalents	271,311	228,633
Interest-bearing deposits in financial institutions	—	106
Available for sale securities, at fair value (amortized cost of $638,818 and $802,086, respectively)	658,971	817,244
Held to maturity securities, at cost (fair value of $3,402,235 and $3,408,981, respectively)	3,322,138	3,343,157
Loans held for investment	3,451,220	3,566,958
Loans held for sale	99	99
Less allowance for credit losses	(42,611)	(36,970)

Loans, net	3,408,708	3,530,087
Accrued interest receivable	31,220	34,617
Goodwill	875,082	874,654
Core deposit intangibles, net of accumulated amortization of $36,442 and $31,287, respectively	40,305	38,196
Bank premises and equipment, net	149,742	123,638
Other real estate owned	11,101	4,450
Bank Owned Life Insurance (BOLI)	47,438	46,794
Federal Home Loan Bank of Dallas stock	7,930	15,483
Leased assets	646	928
Other assets	14,007	14,377

TOTAL ASSETS	$8,838,599	$9,072,364

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$1,476,378	$1,522,983
Interest-bearing	5,781,517	5,780,314

Total deposits	7,257,895	7,303,297
Other borrowings	28,170	229,395
Securities sold under repurchase agreements	96,732	96,017
Accrued interest payable	10,694	14,625
Other liabilities	54,100	81,659
Junior subordinated debentures	92,265	92,265

Total liabilities	7,539,856	7,817,258

COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $1 par value; 200,000,000 shares authorized; 46,146,198 and 46,116,801 shares issued at June 30, 2009 and December 31, 2008, respectively; 46,109,110 and 46,079,713 shares outstanding at June 30, 2009 and December 31, 2008, respectively	46,146	46,117
Capital surplus	868,431	867,380
Retained earnings	371,674	332,363
Accumulated other comprehensive income — unrealized gain on available for sale securities, net of tax of $7,054 and $5,305, respectively	13,099	9,853
Treasury stock, at cost, 37,088 shares	(607)	(607)

Total shareholders’ equity	1,298,743	1,255,106

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,838,599	$9,072,364

See notes to interim condensed consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$55,248	$55,948	$111,050	$114,468
Securities	47,450	25,856	97,178	50,639
Federal funds sold and other earning assets	70	175	106	1,337

Total interest income	102,768	81,979	208,334	166,444

INTEREST EXPENSE:
Deposits	25,621	25,210	55,078	54,155
Junior subordinated debentures	959	1,558	2,078	3,577
Securities sold under repurchase agreements	280	574	628	1,178
Note payable and federal funds sold	387	666	951	1,568

Total interest expense	27,247	28,008	58,735	60,478

NET INTEREST INCOME	75,521	53,971	149,599	105,966
PROVISION FOR CREDIT LOSSES	6,900	1,000	13,025	2,167

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	68,621	52,971	136,574	103,799

NONINTEREST INCOME:
Customer service fees	12,863	10,727	25,235	21,233
Other	2,270	2,339	4,915	4,512

Total noninterest income	15,133	13,066	30,150	25,745

NONINTEREST EXPENSE:
Salaries and employee benefits	20,494	16,751	43,142	32,881
Net occupancy expense	3,514	2,867	7,492	5,677
Depreciation expense	2,069	1,920	4,070	3,857
Data processing	1,562	1,361	3,617	2,652
Core deposit intangible amortization	2,492	2,459	5,156	4,951
Other	14,169	5,502	24,846	9,962

Total noninterest expense	44,300	30,860	88,323	59,980

INCOME BEFORE INCOME TAXES	39,454	35,177	78,401	69,564
PROVISION FOR INCOME TAXES	12,944	11,740	26,413	23,189

NET INCOME	$26,510	$23,437	$51,988	$46,375

EARNINGS PER SHARE
Basic	$0.57	$0.52	$1.13	$1.04

Diluted	$0.57	$0.52	$1.13	$1.04

See notes to interim condensed consolidated financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
	(Amounts in thousands, except share and per share data)

BALANCE AT JANUARY 1, 2008	44,188,323	$44,188	$809,026	$273,407	$1,417	$(607)	$1,127,431
Comprehensive Income:
Cumulative effect-split dollar
Insurance adjustment				(2,174)			(2,174)
Net income				84,507			84,507
Net change in unrealized gain on available for sale securities (net of tax of $4,542)					8,436		8,436

Total comprehensive income							92,943
Common stock issued in connection with the exercise of stock options and restricted stock awards	170,726	171	2,427				2,598
Common stock issued in connection with the 1st Choice acquisition	1,757,752	1,758	54,385				56,143
Stock based compensation expense			1,542				1,542
Cash dividends declared, $0.513 per share				(23,377)			(23,377)

BALANCE AT DECEMBER 31, 2008	46,116,801	46,117	867,380	332,363	9,853	(607)	1,255,106
Comprehensive income:
Net income				51,988			51,988
Net change in unrealized gain on available for sale securities (net of tax of $1,749)					3,246		3,246

Total comprehensive income							55,234
Common stock issued in connection with the exercise of stock options and restricted stock awards	29,397	29	431				460
Stock based compensation expense			620				620
Cash dividends declared, $0.275 per share				(12,677)			(12,677)

BALANCE AT JUNE 30, 2009	46,146,198	$46,146	$868,431	$371,674	$13,099	$(607)	$1,298,743

See notes to interim condensed consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2009	2008
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$51,988	$46,375
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,226	8,808
Stock based compensation expense	620	641
Net amortization of premium on loans and deposits	(4,003)	(1,009)
Provision for credit losses	13,025	2,167
Net amortization of discount on investments	(1,795)	(1,799)
Net (gain) loss on sale of other real estate	(437)	439
Net gain on sale of premises and equipment	(297)	(680)
Net gain on loans held for sale	—	(183)
Proceeds from the sale of loans held for sale	—	8,911
Origination of loans held for sale	—	—
Net decrease in accrued interest receivable and other assets	10,700	2,615
Net decrease in accrued interest payable and other liabilities	(30,423)	(4,681)

Net cash provided by operating activities	48,604	61,604

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of securities held to maturity	425,083	333,427
Purchase of securities held to maturity	(403,001)	(703,164)
Proceeds from maturities, sales and principal paydowns of securities available for sale	713,996	148,726
Purchase of securities available for sale	(549,999)	(124,987)
Net decrease in interest-bearing deposits in financial institutions	106	—
Net decrease (increase) in loans held for investment	91,152	(323)
Purchase of bank premises and equipment	(31,110)	(5,319)
Net proceeds from sale of bank premises, equipment and other real estate	12,859	10,913
Purchase of 1st Choice Bancorp	(17)	(19,129)
Cash and cash equivalents acquired from 1st Choice Bancorp	—	84,240
Purchase of Banco Popular branches	(50)	(443)
Cash and cash equivalents acquired in the purchase of Banco Popular branches	—	112,788
Purchase of Texas United Bancshares, Inc.	—	(74)
Acquisition of Franklin Bank branches	(405)	—

Net cash provided by (used in) investing activities	258,614	(163,345)

Continued

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2009	2008
	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in noninterest-bearing deposits	(49,421)	22,101
Net decrease in interest-bearing deposits	(2,392)	(102,454)
Net repayments of long-term debt	(1,225)	(1,377)
Net (repayments of) proceeds from short-term debt	(200,000)	12,000
Redemption of junior subordinated debentures	—	(20,620)
Net increase in securities sold under repurchase agreements	715	14,644
Proceeds from exercise of stock options	460	2,300
Payments of cash dividends	(12,677)	(11,282)

Net cash used in financing activities	(264,540)	(84,688)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$42,678	$(186,429)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	228,633	371,090

CASH AND CASH EQUIVALENTS, END OF PERIOD	$271,311	$184,661

NON-CASH ACTIVITIES:
Issuance of common stock for the acquisition of 1st Choice Bancorp	$—	$56,142

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$62,666	$61,547
Cash paid for income taxes	28,500	23,300

See notes to interim condensed consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(UNAUDITED)

1.	BASIS OF PRESENTATION

The interim condensed consolidated financial statements include the accounts of Prosperity Bancshares, Inc. ® (the “Company”) and its wholly-owned subsidiaries, Prosperity Bank ® (the “Bank”) and Prosperity Holdings of Delaware, LLC. All significant inter-company transactions and balances have been eliminated.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Operating results for the six-month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or any other period.

2.	INCOME PER COMMON SHARE

The following table illustrates the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands, except per share amounts)
Net income available to common shareholders	$26,510	$23,437	$51,988	$46,375

Weighted average common shares outstanding	46,105	44,852	46,097	44,520
Potential dilutive common shares	120	187	49	156

Weighted average common shares and equivalents outstanding	46,225	45,039	46,146	44,676

Basic earnings per common share	$0.57	$0.52	$1.13	$1.04

Diluted earnings per common share	$0.57	$0.52	$1.13	$1.04

The incremental shares for the assumed exercise of the outstanding options were determined by application of the treasury stock method. There were no stock options outstanding during the quarter ended June 30, 2009 or 2008 that would have had an anti-dilutive effect on the above computation.

3.	NEW ACCOUNTING STANDARDS

Statements of Financial Accounting Standards

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for interim or annual financial period ending after June 15, 2009. The Company adopted SFAS No.165 as of June 30, 2009 and has included the appropriate disclosures.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, which is a revision to SFAS No. 140. It requires more information about transfers of financial assets, including securitization transactions and a company’s continuing exposure to the risks related to the transfer of financial assets. It eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. SFAS No. 166 is effective for first annual reporting period beginning after November 15, 2009. The Company is evaluating SFAS No. 166 but does not expect that it will have a significant impact on its consolidated financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(UNAUDITED)

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which is a revision to FIN No. 46(R), Consolidation of Variable Interest Entities. It improves financial reporting by enterprises involved with variable interest entities and changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. SFAS No. 167 is effective for first annual reporting period beginning after November 15, 2009. The Company is evaluating SFAS No. 167 but does not expect that it will have a significant impact on its consolidated financial statements.

In June 2009, FASB issued SFAS No.168, FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, which states that the FASB Accounting Standards CodificationTM (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company is currently evaluating the effects of the adoption of SFAS No. 168 and will revise the references within future financial statements for the Codification.

Statement of Financial Accounting Standards (“SFAS”) No. 141 (“SFAS 141R”), “Business Combinations (Revised 2007).” SFAS 141R replaces SFAS 141, Business Combinations, and applies to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141R requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under SFAS 141 whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. SFAS 141R requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under SFAS 141. Under SFAS 141R, the requirements of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of SFAS 5, “Accounting for Contingencies.” SFAS 141R was effective for the Company on January 1, 2009. The adoption of SFAS 141R will have a significant impact on the Company’s accounting for business combinations closing on or after January 1, 2009.

Financial Accounting Standards Board Staff Positions and Interpretations

In April 2009, the FASB issued three Final Staff Positions (FSPs) to provide additional guidance and disclosures regarding fair value measurements and impairments of securities:

FSP FAS 157-4. “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, provides guidance for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. The Company’s adoption of FSP FAS 157-4 did not have a material impact on the Company’s consolidated financial statements.

FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in financial statements. The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on the Company’s consolidated financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(UNAUDITED)

FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, requires disclosure about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The expanded disclosure requirements for FSP FAS 107-1 are effective for the Company’s quarterly financial statements for the three months ended June 30, 2009 and are included in Note 4 – Fair Value Disclosure.

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

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to SFAS 157.

The following table presents fair value measurements on a recurring basis as of June 30, 2009:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Measured on a recurring basis:
Available for sale securities (at fair value)	$—	$658,971	$—	$658,971

TOTAL	$—	$658,971	$—	$658,971

Certain assets and liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). These instruments include other real estate owned, repossessed assets and impaired loans per SFAS 114, Accounting by Creditors for Impairment of a Loan—an amendment of FASB Statements No. 5 and 15. For the three months ended June 30, 2009, the Company had additions to impaired loans of $645,000 and additions to other real estate owned of $8.1 million, which were outstanding June 30, 2009. The remaining financial assets and financial liabilities measured at fair value on a non-recurring basis that were recorded in 2009 and remained outstanding at June 30, 2009 were not significant.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(UNAUDITED)

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

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(UNAUDITED)

In accordance with FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, the carrying amount and estimated fair values of the Company’s financial instruments are as follows:

	June 30, 209
	Carrying Amount	Estimated Fair Value
	(In thousands)
Financial assets:
Cash and due from bank	$142,860	$142,860
Federal funds sold	128,451	128,451
Available for sale securities	658,971	658,971
Held to maturity securities	3,322,138	3,402,235
Loans held for investment and for sale	3,451,319	3,480,541
Less allowance for credit losses	(42,611)	(42,611)

Total	$7,661,128	$7,770,447

Financial liabilities:
Deposits	$7,257,895	$7,282,216
Other borrowings	28,170	29,535
Securities sold under repurchase agreements	96,732	96,732
Junior subordinated debentures	92,265	97,132

Total	$7,475,062	$7,505,615

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

5.	GOODWILL AND CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles (CDI) for the six months ended June 30, 2009 were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)
Balance as of December 31, 2008	$874,654	$38,196
Amortization	—	(5,156)
Acquisition of Banco Popular branches	50	—
Acquisition of 1st Choice Bancorp, Inc.	17	—
Acquisition of Franklin Bank	361	7,265

Balance as of June 30, 2009	$875,082	$40,305

Purchase accounting adjustments to prior year acquisitions were made to adjust deferred tax asset and liability balances. Goodwill is recorded on the acquisition date of each entity. The Company may record subsequent adjustments to goodwill for amounts undeterminable at acquisition date, such as deferred taxes and real estate valuations, and therefore the goodwill amounts reflected in the table above may change accordingly. The Company initially records the total premium paid on acquisitions as goodwill. After finalizing the valuation, core deposit intangibles are identified and reclassified from goodwill to core deposit intangibles on the balance sheet. This reclassification has no effect on total assets, liabilities, shareholders’ equity, net income or cash flows. Management performs an evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill and other intangibles has occurred. If any such impairment is determined, a write down is recorded. As of June 30, 2009, there were no impairments recorded on goodwill or other intangibles.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(UNAUDITED)

During the six months ended June 30, 2009, the Company completed the valuation of the assets acquired and liabilities assumed in the Franklin Bank acquisition and allocated $7.3 million to core deposit intangibles and allocated $7.2 million to certificates of deposit. Both amounts had previously been reflected in goodwill as of December 31, 2008 pending the completed valuations.

Core deposit intangibles are amortized on an accelerated basis over their estimated lives, which the Company believes is between 8 and 10 years. Gross core deposit intangibles outstanding were $76.7 million and $69.5 million at June 30, 2009 and December 31, 2008, respectively. Net core deposit intangibles outstanding were $40.3 million and $38.2 million at the same dates, respectively. Amortization expense related to intangible assets totaled $2.5 million for both the three months ended June 30, 2009 and 2008, respectively, and $5.2 million and $5.0 million for the six months ended June 30, 2009 and 2008, respectively. The increase in amortization expense was primarily due to the core deposit intangibles from the acquisition of Franklin Bank. The estimated aggregate future amortization expense for intangible assets remaining as of June 30, 2009 is as follows (dollars in thousands):

Remaining 2009	$4,831
2010	8,752
2011	7,420
2012	6,033
2013	4,189
Thereafter	9,080

Total	$40,305

6.	STOCK BASED COMPENSATION

At June 30, 2009, the Company had three stock-based employee compensation plans adopted by the Company and five stock option plans assumed in connection with acquisitions under which no additional options will be granted. Two of the three plans adopted by the Company have expired and therefore no additional awards may be issued under the plans. The Company accounts for stock-based employee compensation plans using the fair value-based method of accounting in accordance with Statement of Financial Accounting Standards No. 123R, Share-Based Payment (Revised 2004) (“SFAS 123R”). SFAS 123R was effective for companies in 2006, however, the Company had been recognizing compensation expense since January 1, 2003. The Company’s results of operations reflect compensation expense for all employee stock-based compensation, including the unvested portion of stock options granted prior to 2003. SFAS No. 123R requires that management make assumptions including stock price volatility and employee turnover that are utilized to measure compensation expense. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option pricing model. The Company recognized $620,000 and $641,000 in stock-based compensation expense for the six months ended June 30, 2009 and 2008, respectively, and $294,000 and $393,000 in stock-based compensation expense for the three months ended June 30, 2009 and 2008, respectively. There was approximately $146,000 and $122,000 of income tax benefit recorded for the stock-based compensation expense for the six months ended June 30, 2009 and 2008, respectively, and $66,000 and $87,000 of income tax benefit recorded for the stock-based compensation expense for the three months ended June 30, 2009 and 2008, respectively.

The Company has granted shares of common stock (“restricted stock”) to certain directors and associates under the Company’s 2004 Stock Incentive Plan. The awardee is not entitled to the shares until they vest, which is generally over a 1 to 5 year period, but the awardee is entitled to receive dividends on and vote the shares prior to vesting. The shares granted do not have a cost to the awardee and the only requirement of vesting is continued service to the Company. Compensation cost related to restricted stock is calculated based on the market price of the shares at the date of grant. If the awardee leaves the Company before the shares vest, the unvested shares are forfeited. As of June 30, 2009, there were 58,656 shares of restricted stock outstanding with a weighted average grant date fair value of $32.20.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

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

The fair value of options was estimated using an option-pricing model with the following weighted average assumptions:

	June 30,
	2009	2008
Expected life (years)	5.10	4.96
Risk free interest rate	4.11%	4.16%
Volatility	21.19%	21.21%
Dividend yield	1.22%	1.21%

A summary of changes in outstanding vested and unvested options during the six months ended June 30, 2009 is set forth below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Options outstanding, beginning of period	917	$24.58
Options granted	13	29.08
Options forfeited	(9)	23.52
Options exercised	(27)	16.85

Options outstanding, end of period	894	$24.88	4.97	$4,423

Options vested or expected to vest	867	$24.58	4.88	$4,554

Options exercisable, end of period	375	$20.19	3.88	$3,614

A total of 12,500 options at a weighted average exercise price of $29.08 were granted during the six months ended June 30, 2009 and no options were granted during the six months ended June 30, 2008. The total intrinsic value of the options exercised during the six month periods ended June 30, 2009 and 2008 was $355,000 and $1.4 million, respectively. The total fair value of shares vested during the six month periods ended June 30, 2009 and 2008 was $113,000 and $180,000, respectively.

A summary of changes in non-vested options is set forth below:

	Six Months Ended June 30,
	2009		2008
	Number of Options	Weighted Average Grant Date Fair Value	Number of Options	Weighted Average Grant Date Fair Value
	(In thousands)		(In thousands)
Non-vested options outstanding, beginning of period	529	$6.83	707	$6.52
Options granted	13	4.58	—	—
Non-vested options forfeited	(2)	4.34	—	—
Options vested	(21)	5.47	(49)	3.65

Non-vested options outstanding, end of period	519	$6.83	658	$6.73

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(UNAUDITED)

The Company received $460,000 and $2.3 million in cash from the exercise of stock options during the six month periods ended June 30, 2009 and 2008, respectively. There was no tax benefit realized from option exercises of the stock-based compensation arrangements during the six month periods ended June 30, 2009 and 2008.

As of June 30, 2009, there was $1.1 million of total unrecognized compensation expense related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.8 years.

7.	CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ITEMS

Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of June 30, 2009 (other than deposit obligations). The payments do not include pre-payment options that may be available to the Company. The Company’s future cash payments associated with its contractual obligations pursuant to its junior subordinated debentures, FHLB notes payable and operating leases as of June 30, 2009 are summarized below. Payments for junior subordinated debentures include interest of $82.3 million that will be paid over the future periods. The future interest payments were calculated using the current rate in effect at June 30, 2009. With respect to floating interest rates, the payments were determined based on the 3-month LIBOR in effect at June 30, 2009. The current principal balance of the junior subordinated debentures at June 30, 2009 was $92.3 million. Payments for FHLB notes payable include interest of $5.8 million that will be paid over the future periods. Payments related to leases are based on actual payments specified in underlying contracts.

	Payments due in:
	Remaining Fiscal 2009	Fiscal 2010-2011	Fiscal 2012-2013	Thereafter	Total
	(Dollars in thousands)

Junior subordinated debentures	$1,743	$6,974	$6,974	$158,893	$174,584
Federal Home Loan Bank notes payable	1,842	15,703	3,356	13,048	33,949
Operating leases	2,271	6,891	4,597	1,925	15,684

Total	$5,856	$29,568	$14,927	$173,866	$224,217

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

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit as of June 30, 2009 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Remaining Fiscal 2009	Fiscal 2010-2011	Fiscal 2012-2013	Thereafter	Total
	(Dollars in thousands)

Standby letters of credit	$10,013	$5,289	$615	$320	$16,237
Commitments to extend credit	245,560	196,269	5,380	96,523	543,732

Total	$255,573	$201,558	$5,995	$96,843	$559,969

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(UNAUDITED)

8.	SUBSEQUENT EVENTS

The Company adopted SFAS 165 on June 15, 2009 which requires management to evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued or are available to be issued. It does not change the recognition and disclosure requirements in AU Section 560 for Type I and Type II subsequent events; however, SFAS 165 refers to them as recognized (Type I) and nonrecognized subsequent events (Type II). The Company must consider supplementing historical financial statements with the pro forma impact of nonrecognized subsequent events if the event is so significant that disclosure of the event could be best made through the use of pro forma financial data. Statement 165 is effective prospectively for interim or annual financial periods ending after June 15, 2009. The adoption of this pronouncement did not have a significant impact on the Company’s financial statements. The Company evaluated all events and transactions that occurred after the balance sheet date through August 10, 2009 and determined no reportable subsequent events existed.

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

OVERVIEW

The Company, a Texas corporation, was formed in 1983 as a vehicle to acquire the former Allied First Bank in Edna, Texas which was chartered in 1949 as The First National Bank of Edna. The Company is a registered financial holding company that derives substantially all of its revenues and income from the operation of its bank subsidiary, Prosperity Bank® (“Prosperity Bank®” or the “Bank”). The Bank provides a wide array of financial products and services to small and medium-sized businesses and consumers. As of June 30, 2009, the Bank operated one hundred fifty-eight (158) full-service banking locations; with fifty-one (51) in the Greater Houston Consolidated Metropolitan Statistical Area (“CMSA”), twenty-seven (27) in the South Texas area including Corpus Christi and Victoria, thirty-six (36) in the Central Texas area including Austin and Bryan/College Station,, twenty (20) in East Texas and twenty-four (24) in the Dallas/Fort Worth, Texas area. The Greater Houston CMSA includes Austin, Brazoria, Chambers, Fort Bend, Galveston, Harris, Liberty, Montgomery, San Jacinto and Waller counties. The Company’s headquarters are located at Prosperity Bank Plaza, 4295 San Felipe in Houston, Texas and its telephone number is (281) 269-7199. The Company’s website address is www.prosperitybanktx.com. Information contained on the Company’s website is not incorporated by reference into this quarterly report on Form 10-Q and is not part of this or any other report.

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

Three principal components of the Company’s growth strategy are internal growth, stringent cost control practices and strategic merger transactions. The Company focuses on continual internal growth. Each banking center is operated as a separate profit center, maintaining separate data with respect to its net interest income, efficiency ratio, deposit growth, loan growth and overall profitability. Banking center presidents and managers are accountable for performance in these areas and compensated accordingly. The Company also focuses on maintaining stringent cost control practices and policies. The Company has invested significantly in the infrastructure required to centralize many of its critical operations, such as data processing and loan processing. Management believes that this centralized infrastructure can accommodate substantial additional growth while enabling the Company to minimize operational costs through certain economies of scale. The Company also intends to continue to seek expansion opportunities. On January 10, 2008, the Company purchased six (6) branches of Banco Popular North America. On June 1, 2008 the Company purchased 1st Choice Bancorp, Inc. (the “1st Choice acquisition”) which added one (1) banking center after consolidation. On November 7, 2008, the Bank assumed approximately $3.6 billion of deposits and acquired certain assets from the Federal Deposit Insurance Corporation (“FDIC”), acting in its capacity as receiver for Franklin Bank (the “Franklin acquisition” or the “Franklin Bank acquisition”). The transaction added thirty-three (33) banking centers after consolidations with existing Prosperity Bank locations.

Total assets were $8.84 billion at June 30, 2009 compared with $9.07 billion at December 31, 2008, a decrease of $233.8 million or 2.6%. Total loans were $3.45 billion at June 30, 2009 compared with $3.57 billion at December 31, 2008, a decrease of $115.7 million or 3.2%. Total deposits were $7.26 billion at June 30, 2009 compared with $7.30 billion December 31, 2008, a decrease of $45.4 million or 0.6%. Shareholders’ equity increased $43.6 million or 3.5%, to $1.30 billion at June 30, 2009 compared with $1.26 billion at December 31, 2008.

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

Goodwill—Goodwill and intangible assets that have indefinite useful lives are subject to at least an annual impairment test and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of each of the Company’s reporting units compared with its carrying value. If the carrying amount exceeds the fair value of a reporting unit, a second test is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment. Intangible assets that are not amortized will be tested for impairment at least annually by comparing the fair values of those assets to their carrying values. Other identifiable intangible assets that are subject to amortization are amortized on an accelerated basis over the years expected to be benefited, which the Company believes is between eight and ten years. These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value to carrying value. Based on the Company’s annual goodwill impairment test as of September 30, 2008, management does not believe any of its goodwill is impaired as of June 30, 2009. While the Company believes no impairment existed at June 30, 2009 under accounting standards applicable at that date, different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation and financial condition or future results of operations.

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

RESULTS OF OPERATIONS

Net income available to common shareholders was $26.5 million ($0.57 per common share on a diluted basis) for the quarter ended June 30, 2009 compared with $23.4 million ($0.52 per common share on a diluted basis) for the quarter ended June 30, 2008, an increase in net income of $3.1 million or 13.1%. The Company posted returns on average common equity of 8.18% and 7.96%, returns on average assets of 1.20% and 1.43% and efficiency ratios of 48.98% and 46.50% for the quarters ended June 30, 2009 and 2008, respectively. The efficiency ratio is calculated by dividing total noninterest expense (excluding credit loss provisions) by net interest income plus noninterest income (excluding net gains and losses on the sale of securities and assets and impairment write-down on securities). Additionally, taxes are not part of this calculation.

For the six months ended June 30, 2009, net income available to common shareholders was $52.0 million ($1.13 per common share on a diluted basis) compared with $46.4 million ($1.04 per common share on a diluted basis) for the same period in 2008, an increase in net income of $5.6 million or 12.1%. The Company posted returns on average common equity of 8.12% and 7.99%, returns on average assets of 1.17% and 1.43% and efficiency ratios of 49.22% and 45.78% for the six months ended June 30, 2009 and 2008, respectively.

Net Interest Income

The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.”

Net interest income before the provision for credit losses was $75.5 million for the quarter ended June 30, 2009 compared with $54.0 million for the quarter ended June 30, 2008, an increase of $21.6 million, or 39.9%. Net interest income increased as a result of an increase in average interest-earning assets to $7.56 billion for the quarter ended June 30, 2009 compared with $5.37 billion for the quarter ended June 30, 2008, an increase of $2.19 billion, or 40.8%. The increase in average earning assets was primarily attributable to increases in average securities primarily attributable to the Franklin Bank acquisition.

The net interest margin on a tax equivalent basis decreased to 4.04% for the quarter ended June 30, 2009 compared with 4.10% for the quarter ended June 30, 2008. The average rate paid on interest-bearing liabilities decreased 93 basis points from 2.76% for the quarter ended June 30, 2008 compared with 1.83% for the quarter ended June 30, 2009. The average yield on earning assets decreased 69 basis points from 6.14% for the quarter ended June 30, 2008 compared with 5.45% for the quarter ended June 30, 2009. The volume of interest-bearing liabilities increased $1.87 billion and the volume of interest-earning assets increased $2.19 billion for the same periods.

Net interest income before the provision for credit losses increased $43.6 million, or 41.2%, to $149.6 million for the six months ended June 30, 2009 compared with $106.0 million for the same period in 2008. This increase was mainly attributable to higher average interest-earning assets resulting from an increase in average loans and securities due to the Franklin Bank acquisition. The net interest margin on a tax equivalent basis decreased to 4.01% compared with 4.07% for the same periods principally due to a 102 basis point decrease in the average rate paid on interest-bearing liabilities from 2.99% for the six months ended June 30, 2008 compared with 1.97% for the six months ended June 30, 2009 and a 77 basis point decrease in the average yield on earning assets from 6.30% for the six months ended June 30, 2008 compared with 5.53% for the six months ended June 30, 2009.

The following tables set forth, for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the three and the six month periods ended June 30, 2009 and 2008. The tables also set forth the average rate paid on total interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Except as indicated in the footnotes, no tax-equivalent adjustments were made and all average balances are daily average balances. Any nonaccruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended June 30,
	2009			2008
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (2)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (2)
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$3,472,449	$55,248	6.38%	$3,203,305	$55,948	7.02%
Securities (1)	3,964,766	47,450	4.79	2,131,370	25,856	4.85
Federal funds sold and other temporary investments	122,358	70	0.23	33,803	175	2.08

Total interest-earning assets	7,559,573	102,768	5.45%	5,368,478	81,979	6.14%

Less allowance for credit losses	(39,249)			(32,813)

Total interest-earning assets, net of allowance	7,520,324			5,335,665
Noninterest-earning assets	1,313,661			1,203,599

Total assets	$8,833,985			$6,539,264

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,047,363	$2,182	0.84%	$745,413	$1,652	0.89%
Savings and money market accounts	1,878,238	4,619	0.99	1,370,964	6,678	1.96
Certificates of deposit	2,820,910	18,820	2.68	1,708,251	16,880	3.97
Junior subordinated debentures	92,265	959	4.17	102,575	1,558	6.11
Federal funds purchased and other borrowings	28,937	387	5.36	76,132	666	3.52
Securities sold under repurchase agreements	92,466	280	1.21	82,408	574	2.80

Total interest-bearing liabilities	5,960,179	27,247	1.83%	4,085,743	28,008	2.76%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	1,499,888			1,215,176
Other liabilities	78,181			61,187

Total liabilities	7,538,248			5,362,106

Shareholders’ equity	1,295,737			1,177,158

Total liabilities and shareholders’ equity	$8,833,985			$6,539,264

Net interest rate spread			3.62%			3.38%
Net interest income and margin (3)		$75,521	4.01%		$53,971	4.04%

Net interest income and margin (tax-equivalent basis) (4)		$76,226	4.04%		$54,692	4.10%

(1)	Yield is based on amortized cost and does not include any component of unrealized gains or losses.
(2)	Annualized.
(3)	The net interest margin is equal to net interest income divided by average interest-earning assets.
(4)	In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35%.

	Six Months Ended June 30,
	2009			2008
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (2)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (2)
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$3,501,488	$111,050	6.40%	$3,173,240	$114,468	7.25%
Securities (1)	3,997,278	97,178	4.86	2,054,440	50,639	4.93
Federal funds sold and other temporary investments	94,631	106	0.23	82,702	1,337	3.25

Total interest-earning assets	7,593,397	208,334	5.53%	5,310,382	166,444	6.30%

Less allowance for credit losses	(38,240)			(32,381)

Total interest-earning assets, net of allowance	7,555,157			5,278,001
Noninterest-earning assets	1,307,993			1,199,982

Total assets	$8,863,150			$6,477,983

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,058,122	$4,304	0.82%	$807,570	$4,773	1.19%
Savings and money market accounts	1,841,147	10,676	1.17	1,311,655	14,092	2.16
Certificates of deposit	2,868,186	40,098	2.82	1,684,444	35,290	4.21
Junior subordinated debentures	92,265	2,078	4.54	106,012	3,577	6.79
Federal funds purchased and other borrowings	55,865	951	3.43	86,554	1,568	3.64
Securities sold under repurchase agreements	88,128	628	1.44	74,241	1,178	3.19

Total interest-bearing liabilities	6,003,713	58,735	1.97%	4,070,476	60,478	2.99%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	1,498,136			1,184,121
Other liabilities	80,101			63,032

Total liabilities	7,581,950			5,317,629

Shareholders’ equity	1,281,200			1,160,354

Total liabilities and shareholders’ equity	$8,863,150			$6,477,983

Net interest rate spread			3.56%			3.31%

Net interest income and margin (3)		$149,599	3.97%		$105,966	4.01%

Net interest income and margin (tax-equivalent basis) (4)		$150,985	4.01%		$107,524	4.07%

(1)	Yield is based on amortized cost and does not include any component of unrealized gains or losses.
(2)	Annualized.
(3)	The net interest margin is equal to net interest income divided by average interest-earning assets.
(4)	In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35%.

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

	Three Months Ended June 30,
	2009 vs. 2008
	Increase (Decrease) Due to
	Volume	Rate	Total
	(In thousands)
Interest-earning assets:
Loans	$4,701	$(5,401)	$(700)
Securities	22,241	(647)	21,594
Federal funds sold and other temporary investments	458	(563)	(105)

Total increase (decrease) in interest income	27,400	(6,611)	20,789

Interest-bearing liabilities:
Interest-bearing demand deposits	669	(139)	530
Savings and money market accounts	2,471	(4,530)	(2,059)
Certificates of deposit	10,995	(9,055)	1,940
Junior subordinated debentures	(157)	(442)	(599)
Federal funds purchased and other borrowings	(413)	134	(279)
Securities sold under repurchase agreements	70	(364)	(294)

Total increase (decrease) in interest expense	13,635	(14,396)	(761)

Increase in net interest income	$13,765	$7,785	$21,550

	Six Months Ended June 30,
	2009 vs. 2008
	Increase (Decrease) Due to
	Volume	Rate	Total
	(In thousands)
Interest-earning assets:
Loans	$11,841	$(15,259)	$(3,418)
Securities	47,888	(1,349)	46,539
Federal funds sold and other temporary investments	193	(1,424)	(1,231)

Total increase (decrease) in interest income	59,922	(18,032)	41,890

Interest-bearing liabilities:
Interest-bearing demand deposits	1,481	(1,950)	(469)
Savings and money market accounts	5,689	(9,105)	(3,416)
Certificates of deposit	24,800	(19,992)	4,808
Junior subordinated debentures	(464)	(1,035)	(1,499)
Federal funds purchased and other borrowings	(556)	(61)	(617)
Securities sold under repurchase agreements	220	(770)	(550)

Total increase (decrease) in interest expense	31,170	(32,913)	(1,743)

Increase in net interest income	$28,752	$14,881	$43,633

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

The Company made a $6.9 million provision for credit losses for the quarter ended June 30, 2009 and a $1.0 million provision for the quarter ended June 30, 2008. The increase was due to an increase in net charge-offs to $3.5 million for the quarter ended June 30, 2009 compared with net charge-offs of $1.2 million for the quarter ended June 30, 2008. The Company made a $13.0 million provision for credit losses for the six months ended June 30, 2009 and a $2.2 million provision for the six months ended June 30, 2008. The increase was due to an increase in net charge-offs to $7.4 million for the six months ended June 30, 2009 compared with $2.8 million for the six months ended June 30, 2008.

Noninterest Income

The Company’s primary sources of noninterest income are service charges on deposit accounts and other banking service related fees. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method. Banking related service fees include check cashing fees, official check fees, safe deposit box rent and currency handling fees. Noninterest income totaled $15.1 million for the three months ended June 30, 2009 compared with $13.1 million for the same period in 2008, an increase of $2.1 million, or 15.8%. Noninterest income increased $4.4 million, or 17.1%, to $30.1 million for the six months ended June 30, 2009 compared with $25.7 million for the same period in 2008. Both increases were primarily due to an increase in insufficient funds charges and customer service charges which resulted from an increase in the number of accounts due to the Franklin and 1st Choice acquisitions. As of June 30, 2009, approximately 108,000 deposit accounts were attributed to these two acquisitions.

The net gain on sale of ORE was $415,000 for the three months ended June 30, 2009 compared with a net loss of $478,000 for the three months ended June 30, 2008. The net gain on sale of ORE was $437,000 for the six months ended June 30, 2009 compared with a net loss of $439,000 for the same period in 2008.

Other noninterest income decreased $72,000 or 13.1% to $479,000 for the three months ended June 30, 2009 compared with $551,000 for the same period in 2008. Other noninterest income increased $591,000 or 49.9% to $1.8 million for the six months ended June 30, 2009 compared with $1.2 million for the same period in 2008. The increase was primarily due to loan servicing income paid by the FDIC related to loans of Franklin Bank that the Bank serviced on behalf of the FDIC but did not purchase. The loan servicing agreement ended in April 2009.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Service charges on deposit accounts	$12,863	$10,727	$25,235	$21,233
Banking related service fees	501	484	992	923
Brokered mortgage income	140	113	210	222
Investment income	115	91	368	171
Income from leased assets	82	349	168	683
Bank owned life insurance income (BOLI)	338	443	667	904
Net gain on sale of assets	200	676	297	680
Net gain (loss) on sale of ORE	415	(478)	437	(439)
Net gain on sale of held-for-sale loans	—	110	—	183
Other noninterest income	479	551	1,776	1,185

Total noninterest income	$15,133	$13,066	$30,150	$25,745

Noninterest Expense

Noninterest expense totaled $44.3 million for the quarter ended June 30, 2009 compared with $30.9 million for the quarter ended June 30, 2008, an increase of $13.4 million or 43.6%. Noninterest expense totaled $88.3 million for the six months ended June 30, 2009 compared with $60.0 million for the six months ended June 30, 2008, an increase of $28.3 million or 47.3%. Both increases occurred primarily in salaries and employee benefits, regulatory assessments and FDIC insurance and other. The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Salaries and employee benefits (1)	$20,494	$16,751	$43,142	$32,881

Non-staff expenses:
Net occupancy expense	3,513	2,867	7,492	5,677
Depreciation	2,069	1,920	4,070	3,857
Data processing	1,562	1,361	3,617	2,652
Communications expense	2,114	1,660	4,331	3,169
Printing and supplies	732	435	1,325	881
Professional fees	722	635	1,369	545
Regulatory assessments and FDIC insurance	5,771	287	8,752	546
Ad valorem and franchise taxes	931	685	1,874	1,361
Core deposit intangibles amortization	2,492	2,459	5,156	4,951
Other	3,900	1,800	7,195	3,460

Total non-staff expenses	23,806	14,109	45,181	27,099

Total noninterest expense	$44,300	$30,860	$88,323	$59,980

(1)	Includes stock based compensation expense of $294,000 and $393,000 for the three months ended June 30, 2009 and 2008, respectively, and $620,000 and $641,000 for the six months ended June 30, 2009 and 2008, respectively.

Salaries and employee benefit expenses were $20.5 million for the quarter ended June 30, 2009 compared with $16.8 million for the quarter ended June 30, 2008, an increase of $3.7 million, or 22.3%. The increase was principally due to annual employee pay increases and the Franklin Bank and 1st Choice acquisitions. For the six months ended June 30, 2009, salaries and employee benefit expenses were $43.1 million, an increase of $10.3 million or 31.2% compared with $32.9 million for the six months ended June 30, 2008. The increase was principally due to annual employee pay increases and the Franklin Bank and 1st Choice acquisitions. The number of full-time equivalent (FTE) associates employed by the Company was 1,634 at June 30, 2009, 1,684 at March 31, 2009 and 1,397 at June 30, 2008.

Regulatory assessments and FDIC insurance increased $5.5 million, or 1,910.8%, to $5.8 million for the quarter ended June 30, 2009 compared with $287,000 during the same period in 2008. Regulatory assessments and FDIC insurance increased $8.2 million, or 1,502.9%, to $8.8 million for the six months ended June 30, 2009 compared with $546,000 during the same period in 2008. The increase was due to higher rates charged by the FDIC for deposit insurance and an increase in deposits due to the Franklin acquisition. In addition to the increase in the regular FDIC assessment rates, the FDIC imposed an emergency special assessment of 5 basis points on total assets minus total Tier 1 capital as of June 30, 2009. The special assessment will be payable on September 30, 2009.

Other expense increased $2.1 million from $1.8 million or 116.8%, for the three months ended June 30, 2008 to $3.9 million for the three months ended June 30, 2009. Other expense increased $3.7 million from $3.5 million, or 107.9%, for the six months ended June 30, 2008 compared with $7.2 million for the six months ended June 30, 2009. The increases were primarily due to increased general operating expenses related to the banking centers acquired in the Franklin and 1st Choice acquisitions.

Income Taxes

Income tax expense increased $1.2 million or 10.3% to $12.9 million for the quarter ended June 30, 2009 compared with $11.7 million for the same period in 2008. For the six months ended June 30, 2009, income tax expense totaled $26.4 million, an increase of $3.2 million or 13.9% compared with $23.2 million for the same period in 2008. The increase was primarily attributable to higher pretax net earnings for the three and six months ended June 30, 2009 compared with the same respective periods in 2008. The effective tax rate for the three months ended June 30, 2009 and 2008 was 32.8% and 33.4%, respectively. The effective tax rate for the six months ended June 30, 2009 and 2008 was 33.7% and 33.3%, respectively.

FINANCIAL CONDITION

Loan Portfolio

Total loans were $3.45 billion at June 30, 2009, a decrease of $115.7 million or 3.2% compared with $3.57 billion at December 31, 2008.

The following table summarizes the loan portfolio of the Company by type of loan as of June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$436,986	12.7%	$482,476	13.5%
Real estate:
Construction and land development	613,386	17.8	666,081	18.7
1-4 family residential	675,702	19.6	668,097	18.7
Home equity	115,029	3.3	107,048	3.0
Commercial mortgages	1,246,832	36.1	1,268,340	35.6
Farmland	94,453	2.7	96,970	2.7
Multifamily residential	71,657	2.1	75,063	2.1
Agriculture	55,062	1.6	48,679	1.3
Consumer (net of unearned discount)	117,579	3.4	137,639	3.9
Other	24,633	0.7	16,664	0.5

Total loans	$3,451,319	100.0%	$3,567,057	100.0%

Nonperforming Assets

The Company had $19.6 million in nonperforming assets at June 30, 2009 and $14.4 million in nonperforming assets at December 31, 2008, an increase of $5.2 million or 36.3%. The ratio of nonperforming assets to loans and other real estate was 0.57% at June 30, 2009 compared with 0.40% at December 31, 2008.

The Company generally places a loan on nonaccrual status and ceases accruing interest when the payment of principal or interest is delinquent for 90 days, or earlier in some cases, unless the loan is in the process of collection and the underlying collateral fully supports the carrying value of the loan. The Company generally charges off all loans before attaining nonaccrual status.

The following table presents information regarding nonperforming assets as of the dates indicated:

	June 30, 2009	December 31, 2008
	(Dollars in thousands)

Nonaccrual loans	$646	$2,142
Restructured loans	—	—
Accruing loans 90 or more days past due	7,497	7,594

Total nonperforming loans	8,143	9,736
Repossessed assets	343	182

Other real estate	11,101	4,450

Total nonperforming assets	$19,587	$14,368

Nonperforming assets to total loans and other real estate	0.57%	0.40%
Nonperforming assets to average earning assets	0.26%	0.25%

The following table presents information regarding nonperforming assets by type as of the dates indicated:

	June 30, 2009	December 31, 2008
	(Dollars in thousands)
Commercial	$955	$1,491
Construction	10,969	9,252
1-4 family (including home equity)	1,353	1,325
Commercial real estate (including multi-family)	6,157	2,014
Agriculture and agriculture real estate	—	30
Consumer	153	250
Other	—	6

Total nonperforming assets	$19,587	$14,368

Allowance for Credit Losses

Management actively monitors the Company’s asset quality and provides specific loss allowances when necessary. Loans are charged-off against the allowance for credit losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. As of June 30, 2009, the allowance for credit losses amounted to $42.6 million or 1.23% of total loans compared with $37.0 million or 1.04% of total loans at December 31, 2008.

Set forth below is an analysis of the allowance for credit losses for the six months ended June 30, 2009 and the year ended December 31, 2008:

	Six Months Ended June 30, 2009	Year Ended December 31, 2008
	(Dollars in thousands)
Average loans outstanding	$3,501,488	$3,250,447

Gross loans outstanding at end of period	$3,451,319	$3,567,057

Allowance for credit losses at beginning of period	$36,970	$32,543
Balance acquired with acquisitions	—	2,182
Provision for credit losses	13,025	9,867
Charge-offs:
Commercial and industrial	(1,194)	(2,799)
Real estate and agriculture	(5,443)	(3,650)
Consumer	(1,546)	(2,733)
Recoveries:
Commercial and industrial	125	308
Real estate and agriculture	153	220
Consumer	521	1,032

Net charge-offs	(7,384)	(7,622)

Allowance for credit losses at end of period	$42,611	$36,970

Ratio of allowance to end of period loans	1.23%	1.04%
Ratio of net charge-offs to average loans (annualized)	0.42%	0.23%
Ratio of allowance to end of period nonperforming loans	523.3%	379.7%

Securities

The carrying cost of securities totaled $3.98 billion at June 30, 2009 compared with $4.16 billion at December 31, 2008, a decrease of $179.3 million or 4.3%. At June 30, 2009, securities represented 45.0% of total assets compared with 45.9% of total assets at December 31, 2008.

The following table summarizes the amortized cost of securities as of the dates shown (available-for-sale securities are not adjusted for unrealized gains or losses):

	June 30, 2009	December 31, 2008
	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$49,718	$151,147
States and political subdivisions	83,874	84,569
Corporate debt securities	3,224	3,221
Collateralized mortgage obligations	148,424	179,389
Mortgage-backed securities	3,660,428	3,711,629
Qualified Zone Academy Bond (QZAB)	8,000	8,000
Equity securities	7,288	7,288

Total amortized cost	$3,960,956	$4,145,243

Total fair value	$4,061,206	$4,226,225

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities classified as available for sale or held-to-maturity are generally evaluated for OTTI under Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. However, certain purchased beneficial interests, including non-agency mortgage-backed securities, asset-backed securities, and collateralized debt obligations, that had credit ratings at the time of purchase of below AA are evaluated using the model outlined in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transfer in Securitized Financial Assets. The Company currently does not own any securities that are accounted for under EITF 99-20.

In determining OTTI under the SFAS No. 115 model, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time. If applicable, the second segment of the portfolio uses the OTTI guidance provided by EITF 99-20 that is specific to purchased beneficial interests that, on the purchase date, were rated below AA. Under the EITF 99-20 model, the Company compares the present value of the remaining cash flows as estimated at the preceding evaluation date to the current expected remaining cash flows. An OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.

When OTTI occurs under either model, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss. If an entity intends to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors shall be recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings shall become the new amortized cost basis of the investment.

Management believes they do not intend to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery, at which time the Company will receive full value for the securities. Furthermore, management has the ability and intent to hold the securities classified as available for sale that were in a loss position as of June 30, 2009 for a period of time sufficient for an entire recovery of the cost basis of the securities. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of June 30, 2009, management believes any impairment in the Company’s securities are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

The following tables present the amortized cost and fair value of securities classified as available for sale at June 30, 2009:

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies.	$1,021	$32	$—	$1,053

States and political subdivisions (including QZAB)	57,286	849	(791)	57,344

Corporate debt securities and other	9,012	16	—	9,028

Collateralized mortgage obligations	1,298	—	(24)	1,274

Mortgage-backed securities	570,201	20,186	(115)	590,272

Total	$638,818	$21,083	$(930)	$658,971

The following tables present the amortized cost and fair value of securities classified as held-to-maturity at June 30, 2009:

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies.	$48,697	$1,836	$—	$50,533

States and political subdivisions	34,588	401	(1,420)	33,569

Corporate debt securities	1,500	—	(19)	1,481

Collateralized mortgage obligations	147,126	2,277	(1,683)	147,720

Mortgage-backed securities	3,090,227	80,307	(1,602)	3,168,932

Total	$3,322,138	$84,821	$(4,724)	$3,402,235

Premises and Equipment

Premises and equipment, net of accumulated depreciation, totaled $149.7 million and $123.6 million at June 30, 2009 and December 31, 2008, respectively, an increase of $26.1 million or 21.1%. The increase was primarily due to the former Franklin Bank locations that were not acquired by the Bank until the first quarter of 2009 and totaled $29.3 million.

Deposits

Total deposits were $7.26 billion at June 30, 2009 compared with $7.30 billion at December 31, 2008, a decrease of $45.4 million or 0.6%. At June 30, 2009, noninterest-bearing deposits accounted for approximately 20.3% of total deposits compared with 20.9% of total deposits at December 31, 2008. Interest-bearing demand deposits totaled $5.78 billion or 79.7% of total deposits at June 30, 2009 compared with $5.78 billion or 79.1% of total deposits at December 31, 2008.

The following table summarizes the daily average balances and weighted average rates paid on deposits for the periods presented below:

	Six Months Ended June 30, 2009		Year Ended December 31, 2008
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Interest-bearing demand	$1,058,122	0.82%	$791,739	1.01%
Regular savings	318,036	0.62	253,090	0.74
Money market savings	1,523,111	1.29	1,158,052	2.24
Time deposits	2,868,186	2.82	1,997,152	3.60

Total interest-bearing deposits	5,767,455	1.93	4,200,033	2.56
Noninterest-bearing deposits	1,498,136	—	1,271,408	—

Total deposits	$7,265,591	1.53%	$5,471,441	1.97%

Other Borrowings

The Company utilizes borrowings to supplement deposits to fund its lending and investment activities. Borrowings consist of funds from the Federal Home Loan Bank (“FHLB”) and correspondent banks. FHLB advances are considered short-term, overnight borrowings. At June 30, 2009, the Company had no FHLB advances and $28.2 million in FHLB long-term notes payable compared with $200.0 million in FHLB advances and $29.4 million in FHLB long-term notes payable at December 31, 2008. The weighted average interest rate paid on the FHLB notes payable at period end was 5.4%. The maturity dates on the FHLB notes payable range from the years 2009 to 2028 and have interest rates ranging from 3.08% to 6.10%. The highest outstanding balance of FHLB advances during 2009 was $230.0 million compared with $280.0 million during 2008. The Company had no federal funds purchased at June 30, 2009 or December 31, 2008.

At June 30, 2009, the Company had $96.7 million in securities sold under repurchase agreements compared with $96.0 million at December 31, 2008, an increase of $715,000 or 0.74%. The increase was due to normal customer activity.

The following table presents the Company’s borrowings at June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
	(Dollars in thousands)
FHLB advances	$—	$200,000
FHLB long-term notes payable	28,170	29,395

Total other borrowings	28,170	229,395
Federal funds purchased	—	—
Securities sold under repurchase agreements	96,732	96,017

Total	$124,902	$325,412

Junior Subordinated Debentures

At June 30, 2009 and December 31, 2008, the Company had outstanding $92.3 million in junior subordinated debentures issued to the Company’s unconsolidated subsidiary trusts.

A summary of pertinent information related to the Company’s eight issues of junior subordinated debentures outstanding at June 30, 2009 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate(1)	Junior Subordinated Debt Owed to Trusts	Maturity Date(2)
Prosperity Statutory Trust II	July 31, 2001	$15,000,000	3 month LIBOR + 3.58%, not to exceed 12.50%	$15,464,000	July 31, 2031

Prosperity Statutory Trust III	Aug. 15, 2003	12,500,000	3 month LIBOR + 3.00%(3)	12,887,000	Sept. 17, 2033

Prosperity Statutory Trust IV	Dec. 30, 2003	12,500,000	3 month LIBOR + 2.85%(4)	12,887,000	Dec. 30, 2033

SNB Capital Trust IV(5)	Sept. 25, 2003	10,000,000	3 month LIBOR + 3.00%	10,310,000	Sept. 25, 2033

TXUI Statutory Trust I(6)	Sept. 07, 2000	7,000,000	10.60%	7,210,000	Sept. 07, 2030

TXUI Statutory Trust II(6)	Dec. 19, 2003	5,000,000	3 month LIBOR + 2.85%(7)	5,155,000	Dec. 19, 2033

TXUI Statutory Trust III(6)	Nov. 30, 2005	15,500,000	3 month LIBOR + 1.39%	15,980,000	Dec. 15, 2035

TXUI Statutory Trust IV(6)	Mar. 31, 2006	12,000,000	3 month LIBOR + 1.39%	12,372,000	June 30, 2036

(1)	The 3-month LIBOR in effect as of June 30, 2009 was 0.595%.
(2)	All debentures are callable five years from issuance date except for TXUI Statutory Trust I which is callable ten years from issuance date.
(3)	The debentures bore a fixed interest rate of 6.50% until September 17, 2008, when the rate began to float on a quarterly basis based on the 3-month LIBOR plus 3.00%.
(4)	The debentures bore a fixed interest rate of 6.50% until December 30, 2008, when the rate began to float on a quarterly basis based on the 3-month LIBOR plus 2.85%.
(5)	Assumed in connection with the SNB acquisition on April 1, 2006.
(6)	Assumed in connection with the TXUI acquisition on January 31, 2007.
(7)	The debentures bore a fixed interest rate until January 23, 2009, when the rate began to float on a quarterly basis based on the 3-month LIBOR plus 2.85%.

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

As of June 30, 2009, the Company had outstanding $543.7 million in commitments to extend credit and $16.2 million in commitments associated with outstanding standby letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

The Company has no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of June 30, 2009, the Company had cash and cash equivalents of $271.3 million compared with $228.6 million at December 31, 2008, an increase of $42.7 million. The increase was primarily due to net repayments of other borrowings of $200.0 million, a decrease in deposits of $51.8 million, purchases of securities of $953.0 million, purchases of premises and equipment of $31.1 million and a decrease in other liabilities of $30.4 million, partially offset by proceeds from the maturities and repayments of securities of $1.14 billion, a decrease in loans of $91.2 million, net earnings of $52.0 million, proceeds from the sale of bank premises, equipment and ORE of $12.9 million and a decrease in other assets of $10.7 million.

Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of June 30, 2009 (other than deposit obligations). The payments do not include pre-payment options that may be available to the Company. The Company’s future cash payments associated with its contractual obligations pursuant to its junior subordinated debentures, FHLB notes payable and operating leases as of June 30, 2009 are summarized below. Payments for junior subordinated debentures include interest of $82.3 million that will be paid over the future periods. The future interest payments were calculated using the current rate in effect at June 30, 2009. With respect to floating interest rates, the payments were determined based on the 3-month LIBOR in effect at June 30, 2009. The current principal balance of the junior subordinated debentures at June 30, 2009 was $92.3 million. Payments for FHLB notes payable include interest of $5.8 million that will be paid over the future periods. Payments related to leases are based on actual payments specified in underlying contracts.

	Payments due in:
	Remaining Fiscal 2009	Fiscal 2010-2011	Fiscal 2012-2013	Thereafter	Total
	(Dollars in thousands)
Junior subordinated debentures	$1,743	$6,974	$6,974	$158,893	$174,584
Federal Home Loan Bank notes payable	1,842	15,703	3,356	13,048	33,949
Operating leases	2,271	6,891	4,597	1,925	15,684

Total	$5,856	$29,568	$14,927	$173,866	$224,217

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

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit as of June 30, 2009 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Remaining Fiscal 2009	Fiscal 2010-2011	Fiscal 2012-2013	Thereafter	Total
	(Dollars in thousands)
Standby letters of credit	$10,013	$5,289	$615	$320	$16,237
Commitments to extend credit	245,560	196,269	5,380	96,523	543,732

Total	$255,573	$201,558	$5,995	$96,843	$559,969

Capital Resources

Total shareholders’ equity was $1.30 billion at June 30, 2009 compared with $1.26 billion at December 31, 2008, an increase of $43.6 million or 3.5%. The increase was due primarily to net earnings of $52.0 million and an increase in unrealized gain on available for sale securities of $3.2 million, partially offset by dividends paid of $12.7 million for the six months ended June 30, 2009.

Both the Board of Governors of the Federal Reserve System, with respect to the Company, and the Federal Deposit Insurance Corporation (“FDIC”), with respect to the Bank, have established certain minimum risk-based capital standards that apply to bank holding companies and federally insured banks. As of June 30, 2009, the Company’s Tier 1 risk-based capital, total risk-based capital and leverage capital ratios were 11.24%, 12.28% and 5.81%, respectively. As of June 30, 2009, the Bank’s risk-based capital ratios were above the levels required for the Bank to be designated as “well capitalized” by the FDIC, with Tier-1 risk-based capital, total risk-based capital and leverage capital ratios of 10.97%, 12.02% and 5.66%, respectively.

The Bank is participating in the deposit insurance component of the FDIC Temporary Liquidity Guarantee Program (“TGLP”), which increases deposit insurance on noninterest-bearing transaction account deposits on balances above $250,000 through December 31, 2013. The Company and the Bank elected to not participate in the U.S. Department of Treasury Capital Purchase Program, which is a part of the Troubled Asset Relief Program.

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company and the Bank are defendants, from time to time, in legal actions arising from transactions conducted in the ordinary course of business. The Company and Bank believe, after consultations with legal counsel, that the ultimate liability, if any, arising from such actions will not have a material adverse effect on their consolidated financial statements.

ITEM 1A.	RISK FACTORS

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a.	Not applicable

b.	Not applicable

c.	Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 21, 2009, the Company held its Annual Meeting of Shareholders to consider and act upon the items listed below:

1.	James A. Bouligny, Robert Steelhammer and H.E. Timanus, Jr. were elected as Class II directors to serve on the Board of Directors of the Company until the Company’s 2012 Annual Meeting of Shareholders and until their successors are duly elected and qualified, or until their earlier resignation or removal. Ervan Zouzalik was elected as a Class III director to serve on the Board of Directors of the Company until the Company’s 2010 Annual Meeting of Shareholders and until his successor is duly elected and qualified, or until his earlier resignation or removal. The table below contains a summary of shares voted for or withheld for each nominated director:

	For	Withheld

James A. Bouligny	29,943,356	10,277,548
Robert Steelhammer	29,945,367	10,275,538
H.E. Timanus, Jr.	29,785,399	10,435,506
Ervan E. Zouzalik	30,447,859	9,773,045

The following Class I and Class III directors continued in office after the Annual Meeting: William H. Fagan, Leah Henderson, Ned S. Holmes, Perry Mueller, Jr., DDS, James D. Rollins III, Harrison Stafford II and David Zalman.

2.	The shareholders ratified the appointment of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2009. A total of 39,785,774 shares were voted in favor of the appointment, 408,340 shares were voted against the appointment and 26,790 shares abstained from voting.

ITEM 5.	OTHER INFORMATION

Not applicable

ITEM 6.	EXHIBITS

a. Exhibits:

Exhibit Number	Description of Exhibit
3.1	Amended and Restated Articles of Incorporation of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267) (the “Registration Statement”))

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

3.3	Amended and Restated Bylaws of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 19, 2007)

4.1	Form of certificate representing shares of the Company’s common stock (incorporated by reference to Exhibit 4 to the Registration Statement)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with this Quarterly Report on Form 10-Q.
**	Furnished with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPERITY BANCSHARES, INC. ®
(Registrant)

Date: 08/10/09	/s/ David Zalman
David Zalman
Chairman and Chief Executive Officer

Date: 08/10/09	/s/ David Hollaway
David Hollaway
Chief Financial Officer