Form 10-Q
period 2009-09-30
PROSPERITY BANCSHARES INC
filed 2009-11-06
CIK 1068851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

As of November 1, 2009, there were 46,395,329 outstanding shares of the registrant’s Common Stock, par value $1.00 per share.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

INDEX TO FORM 10-Q

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008 (unaudited)	3
	Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2009 and 2008 (unaudited)	4
	Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Year Ended December 31, 2008 and for the Nine Months Ended September 30, 2009 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008 (unaudited)	6
	Notes to Interim Condensed Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	34

Item 4.	Controls and Procedures	34

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3.	Defaults upon Senior Securities	35

Item 4.	Submission of Matters to a Vote of Security Holders	35

Item 5.	Other Information	35

Item 6.	Exhibits	35

Signatures		36

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2009	December 31, 2008
	(In thousands, except share data)
ASSETS
Cash and due from banks	$120,932	$212,335
Federal funds sold	35,930	16,298

Total cash and cash equivalents	156,862	228,633
Interest bearing deposits in financial institutions	—	106
Securities available for sale, at fair value (amortized cost of $603,828 and $802,086, respectively)	630,517	817,244
Securities held to maturity, at cost (fair value of $3,741,212 and $3,408,981, respectively)	3,624,540	3,343,157
Loans held for investment	3,406,137	3,566,958
Loans held for sale	—	99
Allowance for credit losses	(47,312)	(36,970)

Loans, net	3,358,825	3,530,087
Accrued interest receivable	31,197	34,617
Goodwill	876,958	874,654
Core deposit intangibles, net of accumulated amortization of $38,922 and $31,287, respectively	37,825	38,196
Bank premises and equipment, net	149,725	123,638
Other real estate owned	12,738	4,450
Bank Owned Life Insurance (BOLI)	47,761	46,794
Federal Home Loan Bank stock	18,306	15,483
Leased assets	505	928
Other assets	11,573	14,377

TOTAL ASSETS	$8,957,332	$9,072,364

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$1,473,189	$1,522,983
Interest-bearing	5,644,804	5,780,314

Total deposits	7,117,993	7,303,297
Other borrowings	253,855	229,395
Securities sold under repurchase agreements	100,636	96,017
Accrued interest payable	8,169	14,625
Other liabilities	57,379	81,659
Junior subordinated debentures	92,265	92,265

Total liabilities	7,630,297	7,817,258

COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $1 par value; 200,000,000 shares authorized; 46,189,990 and 46,116,801 shares issued at September 30, 2009 and December 31, 2008, respectively; 46,152,902 and 46,079,713 shares outstanding at September 30, 2009 and December 31, 2008, respectively	46,190	46,117
Capital surplus	869,451	867,380
Retained earnings	394,654	332,363
Accumulated other comprehensive income — net unrealized gain on available for sale securities, net of tax of $9,341 and $5,305, respectively	17,347	9,853
Less treasury stock, at cost, 37,088 shares	(607)	(607)

Total shareholders’ equity	1,327,035	1,255,106

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,957,332	$9,072,364

See notes to interim condensed consolidated financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$54,809	$56,925	$165,859	$171,393
Securities	46,812	27,834	143,990	78,473
Federal funds sold	74	84	180	1,418
Deposits in financial institutions	—	3	—	6

Total interest income	101,695	84,846	310,029	251,290

INTEREST EXPENSE:
Deposits	22,694	23,874	77,772	78,029
Junior subordinated debentures	879	1,410	2,957	4,987
Federal funds purchased and other borrowings	389	1,125	1,340	2,693
Securities sold under repurchase agreements	320	631	948	1,809

Total interest expense	24,282	27,040	83,017	87,518

NET INTEREST INCOME	77,413	57,806	227,012	163,772
PROVISION FOR CREDIT LOSSES	7,250	1,700	20,275	3,867

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	70,163	56,106	206,737	159,905

NONINTEREST INCOME:
Customer service fees	13,554	11,348	38,789	32,581
Other	1,682	1,769	6,597	6,281

Total noninterest income	15,236	13,117	45,386	38,862

NONINTEREST EXPENSE:
Salaries and employee benefits	21,507	17,526	64,649	50,407
Net occupancy expense	3,624	3,088	11,116	8,765
Data processing	1,446	1,319	5,063	3,971
Core deposit intangible amortization	2,479	2,562	7,635	7,513
Depreciation expense	2,100	1,955	6,170	5,812
Impairment write-down on securities	—	14,025	—	14,025
Other	10,045	5,755	34,891	15,717

Total noninterest expense	41,201	46,230	129,524	106,210

INCOME BEFORE INCOME TAXES	44,198	22,993	122,599	92,557
PROVISION FOR INCOME TAXES	14,876	7,546	41,289	30,735

NET INCOME	$29,322	$15,447	$81,310	$61,822

EARNINGS PER SHARE
Basic	$0.64	$0.34	$1.76	$1.37

Diluted	$0.63	$0.33	$1.76	$1.37

See notes to interim condensed consolidated financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
	(In thousands, except share and per share data)

BALANCE AT JANUARY 1, 2008	44,188,323	$44,188	$809,026	$273,407	$1,417	$(607)	$1,127,431
Cumulative effect—split dollar insurance adjustment				(2,174)			(2,174)
Comprehensive income:
Net income				84,507			84,507
Net change in unrealized gain on available for sale securities (net of tax of $4,542)					8,436		8,436

Total comprehensive income							92,943
Common stock issued in connection with the 1st Choice acquisition	1,757,752	1,758	54,385				56,143
Common stock issued in connection with the exercise of stock options and restricted stock awards	170,726	171	2,427				2,598
Stock based compensation expense			1,542				1,542
Cash dividends declared, $0.513 per share				(23,377)			(23,377)

BALANCE AT DECEMBER 31, 2008	46,116,801	46,117	867,380	332,363	9,853	(607)	1,255,106
Comprehensive income:
Net income				81,310			81,310
Net change in unrealized gain on available for sale securities (net of tax of $4,036)					7,494		7,494

Total comprehensive income							88,804
Common stock issued in connection with the exercise of stock options and restricted stock awards	73,189	73	1,184				1,257
Stock based compensation expense			887				887
Cash dividends declared, $0.413 per share				(19,019)			(19,019)

BALANCE AT SEPTEMBER 30, 2009	46,189,990	$46,190	$869,451	$394,654	$17,347	$(607)	$1,327,035

See notes to interim condensed consolidated financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2009	2008
	(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$81,310	$61,822
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,805	13,325
Provision for credit losses	20,275	3,867
Net (accretion) amortization of discount/ premium on investments	(972)	(2,313)
Net amortization of loan and deposit premiums	(5,644)	(1,646)
Net (gain) loss on sale of other real estate	(552)	648
Net gain on sale of premises, equipment and other assets	(277)	(715)
Net gain on held for sale loans	—	(229)
Proceeds from held for sale loans	99	11,076
Stock-based compensation expense	887	1,111
Impairment write-down of securities	—	14,025
Decrease (increase) in other assets and accrued interest receivable	2,540	(987)
Decrease in accrued interest payable and other liabilities	(33,295)	(4,989)

Net cash provided by operating activities	78,176	94,995

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of held to maturity securities	664,477	436,614
Purchase of held to maturity securities	(945,836)	(885,047)
Proceeds from maturities and principal paydowns of available for sale securities	799,173	582,039
Purchase of available for sale securities	(599,999)	(549,962)
Net decrease in loans	125,881	53,813
Purchase of bank premises and equipment	(33,597)	(6,222)
Net decrease in interest-bearing deposits in financial institutions	106	331
Proceeds from sale of bank premises, equipment, other real estate and other assets	19,739	14,341
Purchase of Banco Popular branches	(50)	(440)
Cash and cash equivalents acquired in the purchase of Banco Popular branches	—	112,788
Purchase of 1st Choice Bancorp	(17)	(19,129)
Cash and cash equivalents acquired in the purchase of 1st Choice Bancorp	—	84,240
Purchase of Franklin Bank branches	(836)	—
Purchase of Texas United Bancshares, Inc.	—	(74)

Net cash provided by (used in) investing activities	29,041	(176,708)

(Table continued on following page)

	Nine Months Ended September 30,
	2009	2008
	(Dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in noninterest-bearing deposits	$(52,610)	$15
Net decrease in interest-bearing deposits	(137,695)	(273,248)
Net proceeds of other short-term borrowings	26,000	190,000
Repayments of other long-term borrowings	(1,540)	(1,795)
Net increase in securities sold under repurchase agreements	4,619	15,729
Redemption of junior subordinated debentures	—	(20,620)
Proceeds from exercise of stock options	1,257	2,513
Payments of cash dividends	(19,019)	(17,041)

Net cash used in financing activities	(178,988)	(104,447)

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(71,771)	$(186,160)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	228,633	371,090

CASH AND CASH EQUIVALENTS, END OF PERIOD	$156,862	$184,930

NONCASH ACTIVITIES:
Stock issued in connection with the acquisition of 1st Choice	$—	$56,142

SUPPLEMENTAL DISCLOSURES:
Cash paid for income taxes	$44,300	$34,600
Cash paid for interest	89,255	89,755

See notes to interim condensed consolidated financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2009

(UNAUDITED)

1. BASIS OF PRESENTATION

The interim condensed consolidated financial statements include the accounts of Prosperity Bancshares, Inc.® (the “Company”) and its wholly-owned subsidiaries, Prosperity Bank® (the “Bank”) and Prosperity Holdings of Delaware, L.L.C. All significant intercompany transactions and balances have been eliminated.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Operating results for the nine month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009 or any other period.

Accounting Standards Codification. The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) became effective on July 1, 2009. At that date, the ASC became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles (GAAP) applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

2. EARNINGS PER SHARE

The following table illustrates the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands, except per share amounts)

Net income available to common shareholders	$29,322	$15,447	$81,310	$61,822

Weighted average common shares outstanding	46,125	46,065	46,106	45,038
Potential dilutive common shares	222	237	137	179

Weighted average common shares and equivalents outstanding	46,347	46,302	46,243	45,217

Basic earnings per common share	$0.64	$0.34	$1.76	$1.37

Diluted earnings per common share	$0.63	$0.33	$1.76	$1.37

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the applicable period. Diluted earnings per share is computed using the weighted-average number of shares determined for the basic computation plus the dilutive effect of stock options and non-vested restricted stock granted using the treasury stock method. There were no stock options exercisable at September 30, 2009 and 2008 that would have had an anti-dilutive effect on the above computation.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

(UNAUDITED)

3. NEW AUTHORITATIVE ACCOUNTING GUIDANCE

As discussed in Note 1 – Basis of Presentation, on July 1, 2009, the Accounting Standards Codification became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles applicable to all public and non-public non-governmental entities, superseding existing FASB, AICPA, EITF and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

FASB ASC Topic 320, “Investments—Debt and Equity Securities.” New authoritative accounting guidance under ASC Topic 320, “Investments—Debt and Equity Securities,” (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Company adopted the provisions of the new authoritative accounting guidance under ASC Topic 320 during the first quarter of 2009. Adoption of the new guidance did not significantly impact the Company’s financial statements.

FASB ASC Topic 805, “Business Combinations.” On January 1, 2009, new authoritative accounting guidance under ASC Topic 805, “Business Combinations,” became applicable to the Company’s accounting for business combinations closing on or after January 1, 2009. ASC Topic 805 applies to all transactions and other events in which one entity obtains control over one or more other businesses. ASC Topic 805 requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under previous accounting guidance whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. ASC Topic 805 requires acquirers to expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under prior accounting guidance. Assets acquired and liabilities assumed in a business combination that arise from contingencies are to be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC Topic 450, “Contingencies.” Under ASC Topic 805, the requirements of ASC Topic 420, “Exit or Disposal Cost Obligations,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of ASC Topic 450, “Contingencies.” Adoption of the new guidance will have a significant impact on the Company’s accounting for business combinations closing on or after January 1, 2009.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

(UNAUDITED)

FASB ASC Topic 820, “Fair Value Measurements and Disclosures.” New authoritative accounting guidance under ASC Topic 820, “Fair Value Measurements and Disclosures,” affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASC Topic 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The new accounting guidance amended prior guidance to expand certain disclosure requirements. The Company adopted the new authoritative accounting guidance under ASC Topic 820 during the first quarter of 2009. Adoption of the new guidance did not significantly impact the Company’s financial statements.

Further new authoritative accounting guidance (Accounting Standards Update No. 2009-5) under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The forgoing new authoritative accounting guidance under ASC Topic 820 will be effective for the Company’s financial statements beginning October 1, 2009 and is not expected to have a significant impact on the Company’s financial statements.

FASB ASC Topic 825 “Financial Instruments.” New authoritative accounting guidance under ASC Topic 825, “Financial Instruments,” requires an entity to provide disclosures about the fair value of financial instruments in interim financial information and amends prior guidance to require those disclosures in summarized financial information at interim reporting periods. The new interim disclosures required under Topic 825 are included in Note 4—Fair Value Disclosures.

FASB ASC Topic 855, “Subsequent Events.” New authoritative accounting guidance under ASC Topic 855, “Subsequent Events,” establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC Topic 855 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The new authoritative accounting guidance under ASC Topic 855 became effective for the Company’s financial statements for periods ending after June 15, 2009 and did not have a significant impact on the Company’s financial statements.

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

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

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

4. FAIR VALUE DISCLOSURES

Effective January 1, 2008, the Company adopted FASB ASC Topic 820, Fair Value Measurement and Disclosures. ASC Topic 820, which defines fair value, addresses aspects of the expanding application of fair value accounting and establishes a consistent framework for measuring fair value. Fair values represent the estimated price that would be received from selling an asset or paid to transfer a liability, otherwise knows as an “exit price”.

Fair Value Hierarchy

ASC Topic 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with ASC Topic 820, these inputs are summarized in the three broad levels listed below:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities. Level 1 assets include US Treasury securities that are highly liquid and are actively traded in over-the-counter markets.

•

Level 2 – Other significant observable inputs (including quoted prices in active markets for similar assets or liabilities) or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s Level 2 assets include US government and agency mortgage-backed debt securities, corporate securities, municipal bonds and CRA funds.

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

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to ASC Topic 820.

The following table presents fair value measurements as of September 30, 2009:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)

Measured on a recurring basis:
Available for sale securities (at fair value)	$—	$630,517	$—	$630,517

TOTAL	$—	$630,517	$—	$630,517

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

(UNAUDITED)

Certain assets and liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). These instruments include other real estate owned, repossessed assets and impaired loans per ASC Topic 310, Receivables. For the three months ended September 30, 2009, the Company had additions to impaired loans of $5.5 million and additions to other real estate owned of $5.1 million, all of which were outstanding September 30, 2009. The remaining financial assets and financial liabilities measured at fair value on a non-recurring basis that were recorded in 2009 and remained outstanding at September 30, 2009 were not significant.

The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. In estimating fair value, the Corporation utilizes valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. Such valuation techniques are consistently applied. Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability. FASB ASC Topic 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs

These fair value disclosures represent the Company’s estimates based on relevant market information and information about the financial instruments. Fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of the various instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in the above methodologies and assumptions could significantly affect the estimates.

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

Junior Subordinated Debentures—The fair value of the junior subordinated debentures was calculated using the quoted market prices, if available. If quoted market prices are not available, fair value is estimated using quoted market prices for similar subordinated debentures.

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

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

(UNAUDITED)

Off-Balance Sheet Financial Instruments—The fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreement and the present creditworthiness of the counterparties.

FASB ASC Topic 825, Financial Instruments, requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The carrying amount and estimated fair values of the Company’s financial instruments are as follows:

	September 30, 2009
	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash and due from banks	$120,932	$120,932
Federal funds sold	35,930	35,930
Available for sale securities	630,517	630,517
Held to maturity securities	3,624,540	3,741,212
Loans held for investment and for sale, net of allowance for credit losses	3,358,825	3,384,882

Total	$7,770,744	$7,913,473

Financial liabilities:
Deposits	$7,117,993	$7,141,027
Other borrowings	253,855	255,520
Securities sold under repurchase agreements	100,636	100,636
Junior subordinated debentures	92,265	82,077

Total	$7,564,749	$7,579,260

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

5. GOODWILL AND CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles (CDI) for nine months ended September 30, 2009 were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)

Balance as of December 31, 2008	$874,654	$38,196
Amortization	—	(7,635)
Acquisition of Banco Popular branches	50	—
Acquisition of 1st Choice Bancorp, Inc.	17	—
Acquisition of Franklin Bank branches	2,237	7,264

Balance as of September 30, 2009	$876,958	$37,825

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

(UNAUDITED)

Purchase accounting adjustments to prior year acquisitions were made to adjust deferred tax asset and liability balances. Goodwill is recorded on the acquisition date of each entity. The Company may record subsequent adjustments to goodwill for amounts undeterminable at acquisition date, such as deferred taxes and real estate valuations, and therefore the goodwill amounts reflected in the table above may change accordingly. The Company initially records the total premium paid on acquisitions as goodwill. After finalizing the valuation, core deposit intangibles are identified and reclassified from goodwill to core deposit intangibles on the balance sheet. This reclassification has no effect on total assets, liabilities, shareholders’ equity, net income or cash flows. Management performs an evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill and other intangibles has occurred. If any such impairment is determined, a write down is recorded. As of September 30, 2009, there were no impairments recorded on goodwill or other intangibles.

During the nine months ended September 30, 2009, Company completed the valuation of the assets acquired and liabilities assumed in the Franklin Bank acquisition and allocated $7.3 million to core deposit intangibles and allocated $7.2 million to certificates of deposit. Both amounts had previously been reflected in goodwill as of December 31, 2008 pending the completed valuations.

Core deposit intangibles are amortized on an accelerated basis over their estimated lives, which the Company has determined to be between 8 and 10 years. Gross core deposit intangibles outstanding were $76.7 million and $69.5 million at September 30, 2009 and December 31, 2008, respectively. Net core deposit intangibles outstanding were $37.8 million and $38.2 million at the same dates, respectively. Amortization expense related to intangible assets totaled $2.5 million and $2.6 million for the three months ended September 30, 2009 and 2008 and $7.6 million and $7.5 million for the nine months ended September 30, 2009 and 2008, respectively. The estimated aggregate future amortization expense for intangible assets remaining as of September 30, 2009 is as follows (dollars in thousands):

Remaining 2009	$2,349

2010	8,753

2011	7,420

2012	6,033

2013	4,190

Thereafter	9,080

Total	$37,825

6. STOCK BASED COMPENSATION

At September 30, 2009, the Company had three stock-based employee compensation plans adopted by the Company and five stock option plans assumed in connection with acquisitions under which no additional options will be granted. Two of the three plans adopted by the Company have expired and therefore no additional awards may be issued under those plans. The Company accounts for stock-based employee compensation plans using the fair-value-based method of accounting in accordance with FASB ASC Topic 718, Stock Compensation. ASC Topic 718 was effective for companies in 2006, however, the Company had been recognizing compensation expense since January 1, 2003. The Company’s results of operations reflect compensation expense for all employee stock-based compensation, including the unvested portion of stock options granted prior to 2003. ASC Topic 718 requires that management make assumptions including stock price volatility and employee turnover that are utilized to measure compensation expense. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option pricing model. The Company recognized $887,000 and $1.1 million in stock-based compensation expense for the nine months ended September 30, 2009 and 2008, respectively, and $267,000 and $470,000 in stock-based compensation expense for the three months ended September 30, 2009 and 2008, respectively. There was approximately $201,000 and $235,000 of income tax benefit recorded for the stock-based compensation expense for the nine months ended September 30, 2009 and 2008, respectively, and $56,000 and $113,000 of income tax benefit recorded for the stock-based compensation expense for the three months ended September 30, 2009 and 2008, respectively.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

(UNAUDITED)

The Company has granted shares of common stock subject to forfeiture restrictions (“restricted stock”) to certain directors and associates under the Company’s 2004 Stock Incentive Plan. The awardee is not entitled to the delivery of the shares until the forfeiture restrictions lapse, which is generally over a 1 to 5 year period; however the awardee is entitled to receive dividends on and vote the shares prior to the lapse of such restrictions. The shares granted do not have a cost to the awardee and the only requirement of the lapse of the forfeiture restriction is continued service to the Company. Compensation cost related to restricted stock is calculated based on the fair value of the shares at the date of grant. If the awardee leaves the Company before the forfeiture restrictions lapse, the unvested shares are forfeited. As of September 30, 2009, there were 50,922 shares of restricted stock outstanding with a weighted average grant date fair value of $31.19.

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

The fair value of options was estimated using an option-pricing model with the following weighted average assumptions:

	September 30,
	2009	2008
Expected life in years	5.08	5.02
Risk free interest rate	3.94%	4.14%
Volatility	21.29%	21.22%
Dividend yield	1.25%	1.21%

A summary of changes in outstanding vested and unvested options during the nine months ended September 30, 2009 is set forth below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)			(In thousands)

Options outstanding, beginning of period	918	$24.58
Options granted	72	30.64
Options forfeited	(21)	28.40
Options exercised	(76)	16.55

Options outstanding, end of period	893	$25.66	5.15	$8,157

Options vested or expected to vest	866	$25.48	5.08	$8,069

Options exercisable, end of period	352	$21.40	4.01	$4,712

A total of 72,500 options were granted during the nine months ended September 30, 2009 and 5,000 options were granted during the nine months ended September 30, 2008. The total intrinsic value of the options exercised during the nine month periods ended September 30, 2009 and 2008 was $1.4 million and $2.7 million, respectively. The total fair value of options vested during the nine month periods ended September 30, 2009 and 2008 was $263,000 and $385,000, respectively.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

(UNAUDITED)

A summary of changes in unvested options is set forth below:

	Nine Months Ended September 30,
	2009		2008
	Number of Options	Weighted Average Grant Date Fair Value	Number of Options	Weighted Average Grant Date Fair Value
	(In thousands)		(In thousands)

Unvested options outstanding, beginning of period	529	$6.83	707	$6.52
Options granted	72	6.31	5	3.85
Unvested options forfeited	(15)	6.98	(3)	5.52
Options vested	(45)	5.70	(90)	4.29

Unvested options outstanding, end of period	541	$6.82	619	$6.82

The Company received $1.3 million and $2.5 million in cash from the exercise of stock options during the nine month periods ended September 30, 2009 and 2008, respectively. There was no tax benefit realized from option exercises of the stock-based compensation arrangements during the nine month periods ended September 30, 2009 and 2008.

As of September 30, 2009, there was $907,000 of total unrecognized compensation expense related to unvested stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.2 years.

7. SECURITIES

In the third quarter of 2008, as a result of actions taken in September 2008 by the United States Treasury Department and the Federal Housing Finance Agency with respect to Fannie Mae and Freddie Mac, the Company recorded an other-than-temporary impairment write-down on its Fannie Mae and Freddie Mac perpetual preferred stock, of $14.0 million pre-tax or $9.1 million after-tax (“write-down on securities”), which represents the Company’s full carrying cost of its investment.

8. CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ITEMS

Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of September 30, 2009 (other than deposit obligations). The payments do not include prepayment options that may be available to the Company. The Company’s future cash payments associated with its contractual obligations pursuant to its junior subordinated debentures, FHLB notes payable and operating leases as of September 30, 2009 are summarized below. Payments for junior subordinated debentures include interest of $71.9 million that will be paid over the future periods. The future interest payments were calculated using the current rate in effect at September 30, 2009. With respect to floating interest rates, the payments were determined based on the 3-month LIBOR in effect at September 30, 2009. The current principal balance of the junior subordinated debentures at September 30, 2009 was $92.3 million. Payments for FHLB notes payable include interest of $5.4 million that will be paid over the future periods. Payments related to leases are based on actual payments specified in underlying contracts.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2009

(UNAUDITED)

	Payments due in:
	Remaining Fiscal 2009	Fiscal 2010-2011	Fiscal 2012-2013	Thereafter	Total
	(Dollars in thousands)

Junior subordinated debentures	$805	$6,444	$6,444	$150,521	$164,214
Federal Home Loan Bank notes payable	1,146	15,703	3,356	13,048	33,253
Operating leases	1,150	7,671	5,376	2,108	16,305

Total	$3,101	$29,818	$15,176	$165,677	$213,772

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

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit as of September 30, 2009 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Remaining Fiscal 2009	Fiscal 2010-2011	Fiscal 2012-2013	Thereafter	Total
	(Dollars in thousands)

Standby letters of credit	$4,735	$9,624	$587	$—	$14,946
Commitments to extend credit	79,006	274,850	6,009	150,079	509,944

Total	$83,741	$284,474	$6,596	$150,079	$524,890

9. SUBSEQUENT EVENTS

The Company adopted FASB ASC Topic 855, Subsequent Events on June 15, 2009 which requires management to evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued or are available to be issued. It does not change the recognition and disclosure requirements in AU Section 560 for Type I and Type II subsequent events; however, FASB ASC Topic 855 refers to them as recognized (Type I) and nonrecognized subsequent events (Type II). The Company must consider supplementing historical financial statements with the pro forma impact of nonrecognized subsequent events if the event is so significant that disclosure of the event could be best made through the use of pro forma financial data. ASC Topic 855 is effective prospectively for interim or annual financial periods ending after June 15, 2009. The adoption of this pronouncement did not have a significant impact on the Company’s financial statements. The Company evaluated all events and transactions that occurred after the balance sheet date through November 6, 2009 and determined no reportable subsequent events existed.

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

•	the incurrence and possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on the results of operations;

•	increased credit risk in the Company’s assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of the total loan portfolio;

•	the concentration of our loan portfolio in loans collateralized by real estate;

•	the failure of assumptions underlying the establishment of and provisions made to the allowance for credit losses;

•	changes in the availability of funds resulting in increased costs or reduced liquidity;

•	a deterioration or downgrade in the credit quality and credit agency ratings of the securities in the Company’s securities portfolio;

•	increased asset levels and changes in the composition of assets and the resulting impact on the Company’s capital levels and regulatory capital ratios;

•	the Company’s ability to acquire, operate and maintain cost effective and efficient systems without incurring unexpectedly difficult or expensive but necessary technological changes;

•	the loss of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensation levels;

•	government intervention in the U.S. financial system;

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

OVERVIEW

The Company, a Texas corporation, was formed in 1983 as a vehicle to acquire the former Allied First Bank in Edna, Texas which was chartered in 1949 as The First National Bank of Edna. The Company is a registered financial holding company that derives substantially all of its revenues and income from the operation of its bank subsidiary, Prosperity Bank® (“Prosperity Bank®” or the “Bank”). The Bank provides a wide array of financial products and services to small and medium-sized businesses and consumers. As of September 30, 2009, the Bank operated one hundred fifty-eight (158) full-service banking locations; with fifty-one (51) in the Greater Houston Consolidated Metropolitan Statistical Area (“CMSA”), twenty-seven (27) in the South Texas area including Corpus Christi and Victoria, twenty-seven (27) in the Central Texas area including Austin and San Antonio, twenty (20) in East Texas, nine (9) in Bryan/College Station and twenty-four (24) in the Dallas/Fort Worth, Texas area. The Greater Houston CMSA includes Austin, Brazoria, Chambers, Fort Bend, Galveston, Harris, Liberty, Montgomery, San Jacinto and Waller counties. The Company’s headquarters are located at Prosperity Bank Plaza, 4295 San Felipe in Houston, Texas and its telephone number is (281) 269-7199. The Company’s website address is www.prosperitybanktx.com. Information contained on the Company’s website is not incorporated by reference into this quarterly report on Form 10-Q and is not part of this or any other report.

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

Total assets were $8.96 billion at September 30, 2009 compared with $9.07 billion at December 31, 2008, a decrease of $115.0 million or 1.3%. Total loans were $3.41 billion at September 30, 2009 compared with $3.57 billion at December 31, 2008, a decrease of $160.8 million or 4.5%. Total deposits were $7.12 billion at September 30, 2009 compared with $7.30 billion December 31, 2008, a decrease of $185.3 million or 2.5%. Shareholders’ equity increased $71.9 million or 5.7%, to $1.33 billion at September 30, 2009 compared with $1.26 billion at December 31, 2008.

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

Allowance for Credit Losses—The allowance for credit losses is established through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses which it believes is adequate for estimated losses in the Company’s loan portfolio. Based on an evaluation of the loan portfolio, management presents a monthly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. In making its evaluation, management considers factors such as historical loan loss experience, industry diversification of the Company’s commercial loan portfolio, the amount of nonperforming assets and related collateral, the volume, growth and composition of the Company’s loan portfolio, current economic changes that may affect the borrower’s ability to pay and the value of collateral, the evaluation of the Company’s loan portfolio through its internal loan review process and other relevant factors. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. Charge-offs occur when loans are deemed to be uncollectible. The allowance for credit losses includes allowance allocations calculated in accordance with FASB ASC Topic 310, “Receivables,” and allowance allocations determined in accordance with FASB ASC Topic 450, “Contingencies.”

Goodwill—Goodwill and intangible assets that have indefinite useful lives are subject to an annual impairment test and more frequently if circumstances indicate their value may not be recoverable. Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of each of the Company’s reporting units compared with its carrying value. If the carrying amount exceeds the fair value of a reporting unit, a second test is conducted comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment. Intangible assets that are not amortized will be tested for impairment at least annually by comparing the fair values of those assets to their carrying values. Other identifiable intangible assets that are subject to amortization are amortized on an accelerated basis over the years expected to be benefited, which the Company believes is between eight and ten years. These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value to carrying value. Based on the Company’s annual goodwill impairment test as of September 30, 2009, management does not believe any of its goodwill is impaired as of September 30, 2009. While the Company believes no impairment existed at September 30, 2009 under accounting standards applicable at that date, different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation and financial condition or future results of operations.

Stock-Based Compensation—The Company accounts for stock-based employee compensation plans using the fair value-based method of accounting in accordance with FASB ASC Topic 718, Stock Compensation. ASC 718 was effective for companies in 2006; however, the Company had been recognizing compensation expense since January 1, 2003. The Company’s results of operations reflect compensation expense for all employee stock-based compensation, including the unvested portion of stock options granted prior to 2003. ASC 718 requires that management make assumptions including stock price volatility and employee turnover that are utilized to measure compensation expense. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of subjective assumptions.

Other Than Temporarily Impaired Securities – The Company’s available for sale securities portfolio is reported at fair value. When the fair value of a security is below its amortized cost, and depending on the length of time the condition exists and the extent the fair market value is below amortized cost, additional analysis is performed to determine whether an impairment exists. Available for sale and held to maturity securities are analyzed quarterly for possible other-than-temporary impairment. The analysis considers (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. Often, the information available to conduct these assessments is limited and rapidly changing, making estimates of fair value subject to judgment. If actual information or conditions are different than estimated, the extent of the impairment of the security may be different than previously estimated, which could have a material effect on the Company’s results of operations and financial condition.

RESULTS OF OPERATIONS

Net income available to common shareholders was $29.3 million ($0.63 per common share on a diluted basis) for the quarter ended September 30, 2009 compared with $15.4 million ($0.33 per common share on a diluted basis) for the quarter ended September 30, 2008, an increase in net income of $13.9 million, or 89.8%. Net income for the three months ended September 30, 2008 included a $9.1 million after-tax ($14.0 million pre-tax) impairment charge on Fannie Mae and Freddie Mac perpetual preferred securities. The Company posted returns on average common equity of 8.93% and 5.04%, returns on average assets of 1.32% and 0.91% and efficiency ratios of 44.46% and 45.43% for the quarters ended September 30, 2009 and 2008, respectively. The efficiency ratio is calculated by dividing total non-interest expense (excluding credit loss provisions) by net interest income plus noninterest income (excluding net gains and losses on the sale of securities and assets and impairment write-down on securities). Additionally, taxes are not part of this calculation.

For the nine months ended September 30, 2009, net income available to common shareholders was $81.3 million ($1.76 per common share on a diluted basis) compared with $61.8 million ($1.37 per common share on a diluted basis) for the same period in 2008, an increase in net income of $19.5 million or 31.5%. The Company posted returns on average common equity of 8.39% and 6.97%, returns on average assets of 1.22% and 1.25% and efficiency ratios of 47.60% and 45.65% for the nine months ended September 30, 2009 and 2008, respectively.

Net Interest Income

The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.”

Net interest income on a tax equivalent basis was $78.1 million for the quarter ended September 30, 2009 compared with $58.5 million for the quarter ended September 30, 2008, an increase of $19.6 million, or 33.6%. Net interest income increased as a result of an increase in average interest-earning assets and rates paid on interest-bearing liabilities decreasing at a faster pace than the yield on interest-earning assets. Interest-earning assets increased to $7.60 billion for the quarter ended September 30, 2009 compared with $5.60 billion for the quarter ended September 30, 2008, an increase of $2.00 billion, or 35.7%. The increase in average interest-earning assets was primarily attributable to increases in average loans and securities in the quarter ended September 30, 2009 compared with the quarter ended September 30, 2008 resulting from the Franklin Bank acquisition.

The net interest margin on a tax equivalent basis decreased 7 basis points to 4.08% for the quarter ended September 30, 2009 compared with 4.15% for the quarter ended September 30, 2008. The average rate paid on interest-bearing liabilities decreased 92 basis points from 2.53% for the quarter ended September 30, 2008 compared with 1.61% for the quarter ended September 30, 2009, while the average yield on earning assets decreased 72 basis points from 6.03% for the quarter ended September 30, 2008 compared with 5.31% for the quarter ended September 30, 2009. Average interest-bearing liabilities increased $1.75 billion and average interest-earning assets increased $2.00 billion for the same periods.

Net interest income on a tax equivalent basis increased $63.1 million, or 38.0%, to $229.1 million for the nine months ended September 30, 2009 compared with $166.0 million for the same period in 2008. This increase was mainly attributable to higher average interest-earning assets resulting from an increase in average loans and securities due to the acquisition of Franklin Bank and rates paid on interest-bearing liabilities decreasing at a faster pace than the yield on interest-earning assets. The net interest margin on a tax equivalent basis for the nine months ended September 30, 2009 decreased 7 basis points to 4.03% compared with 4.10% for the same period in 2008. The average rate paid on interest-bearing liabilities decreased 98 basis points from 2.83% for the nine months ended September 30, 2008 compared with 1.85% for the same period in 2009 and the average yield on earning assets decreased 75 basis points from 6.21% for the nine months ended September 30, 2008 compared with 5.46% for the nine months ended September 30, 2009.

The following tables set forth, for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the quarters ended September 30, 2009 and 2008 and the nine months ended September 30, 2009 and 2008. The tables also set forth the average rate paid on total interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Except as indicated in the footnotes, no tax-equivalent adjustments were made and all average balances are daily average balances. Any nonaccruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended September 30,
	2009			2008
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (4)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (4)
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$3,431,061	$54,809	6.34%	$3,289,203	$56,925	6.89%
Securities (1)	4,062,796	46,812	4.61	2,292,571	27,834	4.86
Federal funds sold and other temporary investments	107,008	74	0.27	18,854	87	1.84

Total interest-earning assets	7,600,865	101,695	5.31%	5,600,628	84,846	6.03%

Less allowance for credit losses	(43,610)			(33,746)

Total interest-earning assets, net of allowance	7,557,255			5,566,882
Noninterest-earning assets	1,310,292			1,234,567

Total assets	$8,867,547			$6,801,449

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,092,719	$2,253	0.82%	$712,741	$1,565	0.87%
Savings and money market accounts	1,969,427	4,579	0.92	1,439,838	6,783	1.87
Certificates of deposit	2,685,834	15,862	2.34	1,767,712	15,526	3.49
Junior subordinated debentures	92,265	879	3.78	92,265	1,410	6.08
Securities sold under repurchase agreements	109,961	320	1.15	95,533	631	2.63
Federal funds purchased and other borrowings	49,539	389	3.12	146,172	1,125	3.06

Total interest-bearing liabilities	5,999,745	24,282	1.61%	4,254,261	27,040	2.53%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	1,475,878			1,266,924
Other liabilities	77,913			55,105

Total liabilities	7,553,536			5,576,290

Shareholders’ equity	1,314,011			1,225,159

Total liabilities and shareholders' equity	$8,867,547			$6,801,449

Net interest rate spread			3.70%			3.50%

Net interest income and margin (2)		$77,413	4.04%		$57,806	4.11%

Net interest income and margin (tax-equivalent basis) (3)		$78,111	4.08%		$58,471	4.15%

(1)	Yield is based on amortized cost and does not include any component of unrealized gains or losses.
(2)	The net interest margin is equal to net interest income divided by average interest-earning assets.
(3)	In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35%.
(4)	Annualized. Average yield and average rate are calculated on an actual/365 or actual/366 day basis except for the average yield on securities which is calculated on a 30/360 day basis.

	Nine Months Ended September 30,
	2009			2008
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (4)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (4)
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$3,477,972	$165,859	6.38%	$3,212,176	$171,393	7.13%
Securities (1)	4,019,370	143,990	4.78	2,134,396	78,473	4.90
Federal funds sold and other temporary investments	98,782	180	0.24	61,264	1,424	3.10

Total interest-earning assets	7,596,124	310,029	5.46%	5,407,836	251,290	6.21%

Less allowance for credit losses	(40,045)			(32,839)

Total interest-earning assets, net of allowance	7,556,079			5,374,997
Noninterest-earning assets	1,312,906			1,213,656

Total assets	$8,868,985			$6,588,653

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,069,884	$6,557	0.82%	$775,730	$6,338	1.09%
Savings and money market accounts	1,884,542	15,255	1.08	1,354,694	20,875	2.06
Certificates of deposit	2,807,532	55,960	2.66	1,712,402	50,816	3.96
Junior subordinated debentures	92,265	2,957	4.28	101,429	4,987	6.57
Securities sold under repurchase agreements	95,488	948	1.33	81,390	1,809	2.97
Federal funds purchased and other borrowings	53,733	1,340	3.33	106,572	2,693	3.38

Total interest-bearing liabilities	6,003,444	83,017	1.85%	4,132,217	87,518	2.83%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	1,490,911			1,212,379
Other liabilities	82,492			61,405

Total liabilities	7,576,847			5,406,001

Shareholders’ equity	1,292,138			1,182,652

Total liabilities and shareholders’ equity	$8,868,985			$6,588,653

Net interest rate spread			3.61%			3.38%

Net interest income and margin (2)		$227,012	4.00%		$163,772	4.05%

Net interest income and margin (tax-equivalent basis) (3)		$229,096	4.03%		$165,995	4.10%

(1)	Yield is based on amortized cost and does not include any component of unrealized gains or losses.
(2)	The net interest margin is equal to net interest income divided by average interest-earning assets.
(3)	In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35%.
(4)	Annualized. Average yield and average rate are calculated on an actual/365 or actual/366 day basis except for the average yield on securities which is calculated on a 30/360 day basis.

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

	Three Months Ended September 30,
	2009 vs. 2008
	Increase (Decrease) Due to		Total
	Volume	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$2,455	$(4,571)	$(2,116)
Securities	21,492	(2,514)	18,978
Federal funds sold and other temporary investments	407	(420)	(13)

Total increase in interest income	24,354	(7,505)	16,849

Interest-bearing liabilities:
Interest-bearing demand deposits	834	(146)	688
Savings and money market accounts	2,495	(4,699)	(2,204)
Certificates of deposit	8,064	(7,728)	336
Junior subordinated debentures	—	(531)	(531)
Securities sold under repurchase agreements	95	(406)	(311)
Federal funds purchased and other borrowings	(744)	8	(736)

Total increase in interest expense	10,744	(13,502)	(2,758)

Increase in net interest income	$13,610	$5,997	$19,607

	Nine Months Ended September 30,
	2009 vs. 2008
	Increase (Decrease) Due to		Total
	Volume	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$14,182	$(19,716)	$(5,534)
Securities	69,303	(3,786)	65,517
Federal funds sold and other temporary investments	872	(2,116)	(1,244)

Total increase in interest income	84,357	(25,618)	58,739

Interest-bearing liabilities:
Interest-bearing demand deposits	2,403	(2,184)	219
Savings and money market accounts	8,165	(13,785)	(5,620)
Certificates of deposit	32,498	(27,354)	5,144
Junior subordinated debentures	(451)	(1,579)	(2,030)
Securities sold under repurchase agreements	313	(1,174)	(861)
Federal funds purchased and other borrowings	(1,335)	(18)	(1,353)

Total increase in interest expense	41,593	(46,094)	(4,501)

Increase (decrease) in net interest income	$42,764	$20,476	$63,240

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

The Company made a $7.3 million provision for credit losses for the quarter ended September 30, 2009 and a $1.7 million provision for the quarter ended September 30, 2008. The Company made a $20.3 million provision for credit losses for the nine months ended September 30, 2009 and a $3.9 million provision for the nine months ended September 30, 2008. Both increases were primarily due to increased charge-offs and a general weakening of the economy. The ratio of the allowance for credit losses to end of period nonperforming loans was 536.7% at September 30, 2009 compared with 379.7% at December 31, 2008. The ratio of allowance for credit losses to total loans was 1.39% at September 30, 2009 compared with 1.04% at December 31, 2008. For the quarter ended September 30, 2009, net charge-offs were $2.6 million compared with net charge-offs of $1.8 million for the quarter ended September 30, 2008. Net charge-offs were $9.9 million for the nine months ended September 30, 2009 compared with $4.6 million for the nine months ended September 30, 2008.

Noninterest Income

The Company’s primary sources of noninterest income are service charges on deposit accounts, which includes insufficient funds charges and other banking-related service fees. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method. Banking-related service fees include check cashing fees, official check fees, safe deposit box rental and currency handling fees. Noninterest income totaled $15.2 million for the three months ended September 30, 2009 compared with $13.1 million for the same period in 2008, an increase of $2.1 million, or 16.2%. Noninterest income increased $6.5 million, or 16.8%, to $45.4 million for the nine months ended September 30, 2009 compared with $38.9 million for the same period in 2008. The increases during both periods were primarily due to increases in insufficient funds charges and customer service charges which mainly resulted from an increase in the number of accounts due to the acquisition of Franklin Bank and increases in net gain on sale of other real estate. As of September 30, 2009, the Franklin Bank acquisition added approximately 88,000 deposit accounts.

The net gain on sale of other real estate was $115,000 for the three months ended September 30, 2009 compared with a net loss of $210,000 for the three months ended September 30, 2008. The net gain on sale of other real estate was $552,000 for the nine months ended September 30, 2009 compared with a net loss of $648,000 for the same period in 2008.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Service charges on deposit accounts	$13,554	$11,348	$38,789	$32,581
Banking-related service fees	500	522	1,491	1,446
Brokered mortgage income	59	74	269	296
Investment and trust income	99	104	467	272
Income from leased assets	78	315	245	997
Bank owned life insurance income (BOLI)	336	408	1,002	1,313
Net (loss) gain on sale of assets	(20)	34	277	715
Net gain on sale of securities	—	—	—	—
Net gain (loss) on sale of other real estate	115	(210)	552	(648)
Net gain on sale of held for sale loans	—	46	—	229
Other noninterest income	515	476	2,294	1,661

Total noninterest income	$15,236	$13,117	$45,386	$38,862

Noninterest Expense

Noninterest expense totaled $41.2 million for the quarter ended September 30, 2009 compared with $46.2 million for the quarter ended September 30, 2008, a decrease of $5.0 million, or 10.9%. The decrease was primarily due to the Company taking a $14.0 million pre-tax impairment charge on the write-down of its Fannie Mae and Freddie Mac perpetual preferred securities during the third quarter of 2008, partially offset by increases in salaries and employee benefits, increases in FDIC insurance premiums and increases in general operating expenses related to the acquisition of Franklin Bank. Noninterest expense totaled $129.5 million for the nine months ended September 30, 2009 compared with $106.2 million for the nine months ended September 30, 2008, an increase of $23.3 million, or 22.0%. The increase was primarily due to increases in salaries and employee benefits and increases in general operating expenses and occupancy and equipment expenses related to the acquisition of Franklin Bank and increases in FDIC insurance premiums, partially offset by the $14.0 million pre-tax impairment charge on the write-down of Fannie Mae and Freddie Mac perpetual preferred securities in 2008. The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Dollars in thousands)

Salaries and employee benefits (1)	$21,507	$17,526	$64,649	$50,407

Non-staff expenses:
Occupancy and equipment expense	3,624	3,088	11,116	8,765
Depreciation	2,100	1,955	6,170	5,812
Data processing	1,446	1,319	5,063	3,971
Communications expense	2,034	1,631	6,365	4,800
Professional fees	637	486	2,004	1,030
Regulatory assessments and FDIC insurance	2,436	346	11,189	892
Ad valorem and franchise taxes	934	750	2,808	2,111
Core deposit intangibles amortization	2,479	2,562	7,635	7,513
Impairment charge on write-down of securities	—	14,025	—	14,025
Other	4,004	2,542	12,525	6,884

Total non-staff expenses	19,694	28,704	64,875	55,803

Total noninterest expense	$41,201	$46,230	$129,524	$106,210

(1)	Includes stock-based compensation expense of $267,000 and $470,000 for the three months ended September 30, 2009 and 2008, respectively, and $887,000 and $1.1 million for the nine months ended September 30, 2009 and 2008, respectively.

Salaries and employee benefit expenses were $21.5 million for the quarter ended September 30, 2009 compared with $17.5 million for the quarter ended September 30, 2008, an increase of $4.0 million, or 22.7%. For the nine months ended September 30, 2009, salaries and employee benefit expenses were $64.7 million, an increase of 14.2 million or 28.3% compared with $50.4 million for the nine months ended September 30, 2008. The increase during both periods was principally due to an increase in staff related to the acquisition of Franklin Bank, routine annual salary increases and incentive programs. The number of full-time equivalent (FTE) associates employed by the Company was 1,608 at September 30, 2009 and 1,366 at September 30, 2008.

Non-staff expenses decreased $9.0 million, or 31.4%, to $19.7 million for the quarter ended September 30, 2009 compared with $28.7 million during the same period in 2008. The decrease was primarily due to the Company taking a $14.0 million pre-tax impairment charge on the write-down of its Fannie Mae and Freddie Mac perpetual preferred securities during the third quarter of 2008, partially offset by increases in general operating expenses related to the acquisition of Franklin Bank and increases in FDIC insurance premiums. Non-staff expenses increased $9.1 million, or 16.3%, to $64.9 million for the nine months ended September 30, 2009 compared to $55.8 million during the same period in 2008. The increase was primarily due to increases in general operating expenses and occupancy and equipment expenses related to the acquisition of Franklin Bank and increases in FDIC insurance premiums, including a special assessment of $4.3 million accrued as of June 30, 2009, partially offset by the Company taking a $14.0 million pre-tax impairment charge on the write-down of its Fannie Mae and Freddie Mac perpetual preferred securities in 2008.

Income Taxes

Income tax expense increased $7.3 million, or 97.1%, to $14.9 million for the quarter ended September 30, 2009 compared with $7.5 million for the same period in 2008. For the nine months ended September 30, 2009, income tax expense totaled $41.3 million, an increase of $10.6 million or 34.3% compared with $30.7 million for the same period in 2008. Both increases were primarily attributable to higher pretax net earnings for the quarter and nine months ended September 30, 2009 when compared to the same periods in 2008. The effective tax rates for the three months ended September 30, 2009 and 2008 and the nine months ended September 30, 2009 and 2008 were 33.7%, 32.8%, 33.7% and 33.2%, respectively.

FINANCIAL CONDITION

Loan Portfolio

Total loans were $3.41 billion at September 30, 2009, a decrease of $160.8 million or 4.5% compared with $3.57 billion at December 31, 2008.

The following table summarizes the loan portfolio of the Company by type of loan as of September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$415,746	12.2%	$482,476	13.5%
Real estate:
Construction and land development	564,106	16.6	666,081	18.7
1-4 family residential	692,885	20.3	668,097	18.7
Home equity	116,873	3.4	107,048	3.0
Commercial mortgages	1,262,242	37.1	1,268,340	35.6
Farmland	95,884	2.8	96,970	2.7
Multifamily residential	74,212	2.2	75,063	2.1
Agriculture	49,292	1.4	48,679	1.3
Consumer (net of unearned discount)	110,795	3.3	137,639	3.9
Other	24,102	0.7	16,664	0.5

Total loans	$3,406,137	100.0%	$3,567,057	100.0%

Nonperforming Assets

The Company had $21.9 million in nonperforming assets at September 30, 2009 and $14.4 million in nonperforming assets at December 31, 2008, an increase of $7.6 million or 52.6%. The ratio of nonperforming assets to loans and other real estate was 0.64% at September 30, 2009 compared with 0.40% at December 31, 2008.

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

The following table presents information regarding nonperforming assets as of the dates indicated:

	September 30, 2009	December 31, 2008
	(Dollars in thousands)

Nonaccrual loans	$2,878	$2,142
Accruing loans 90 or more days past due	5,938	7,594

Total nonperforming loans	8,816	9,736
Repossessed assets	366	182
Other real estate	12,738	4,450

Total nonperforming assets	$21,920	$14,368

Nonperforming assets to total loans and other real estate	0.64%	0.40%

Allowance for Credit Losses

Management actively monitors the Company’s asset quality and provides specific loss allowances when necessary. Loans are charged-off against the allowance for credit losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. As of September 30, 2009, the allowance for credit losses amounted to $47.3 million, or 1.39% of total loans, compared with $37.0 million, or 1.04% of total loans, at December 31, 2008.

Set forth below is an analysis of the allowance for credit losses for the nine months ended September 30, 2009 and the year ended December 31, 2008:

	As of and for the Nine Months Ended September 30, 2009	As of and for the Year Ended December 31, 2008
	(Dollars in thousands)

Average loans outstanding	$3,477,972	$3,250,447

Gross loans outstanding at end of period	$3,406,137	$3,567,057

Allowance for credit losses at beginning of period	$36,970	$32,543
Balance acquired with acquisitions	—	2,182
Provision for credit losses	20,275	9,867
Charge-offs:
Commercial and industrial	(1,962)	(2,799)
Real estate and agriculture	(6,807)	(3,650)
Consumer	(2,294)	(2,733)
Recoveries:
Commercial and industrial	181	308
Real estate and agriculture	226	220
Consumer	723	1,032

Net charge-offs	(9,933)	(7,622)

Allowance for credit losses at end of period	$47,312	$36,970

Ratio of allowance to end of period loans	1.39%	1.04%
Ratio of net charge-offs to average loans (annualized)	0.38%	0.23%
Ratio of allowance to end of period nonperforming loans	536.7%	379.7%

Securities

Carrying cost of securities totaled $4.26 billion at September 30, 2009 compared with $4.16 billion at December 31, 2008, an increase of $94.7 million or 2.3%. At September 30, 2009, securities represented 47.5% of total assets compared with 45.9% of total assets at December 31, 2008.

The following table summarizes the amortized cost of securities as of the dates shown (available-for-sale securities are not adjusted for unrealized gains or losses):

	September 30, 2009	December 31, 2008
	(In thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$46,379	$151,147
States and political subdivisions	82,179	84,569
Corporate debt securities	3,226	3,221
Collateralized mortgage obligations	316,589	179,389
Mortgage-backed securities	3,764,707	3,711,629
Qualified Zone Academy Bond (QZAB)	8,000	8,000
Equity securities	7,288	7,288

Total amortized cost	$4,228,368	$4,145,243

Total fair value	$4,371,729	$4,226,225

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities classified as available for sale or held-to-maturity are generally evaluated for OTTI under FASB ASC Topic 320, Investments- Debt and Equity Securities. Certain purchased beneficial interests, including non-agency mortgage-backed securities, asset-backed securities, and collateralized debt obligations, that had credit ratings at the time of purchase of below AA are evaluated using the model outlined in ASC Topic 325, Investments-Other. The Company currently does not own any securities that are accounted for under ASC Topic 325.

In determining OTTI under ASC Topic 320, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time. If applicable, the second segment of the portfolio uses the OTTI guidance provided by ASC Topic 325 that is specific to purchased beneficial interests that, on the purchase date, were rated below AA. Under the ASC Topic 325 model, the Company compares the present value of the remaining cash flows as estimated at the preceding evaluation date to the current expected remaining cash flows. An OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.

When OTTI occurs under either model, the amount of the other-than-temporary-impairment recognized in earnings depends on whether an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss. If an entity intends to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors shall be recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings shall become the new amortized cost basis of the investment.

Management believes the Company does not intend to sell any debt securities or more likely than not will not be required to sell any debt securities before their anticipated recovery, at which time the Company will receive full value for the securities. Furthermore, management has the ability and intent to hold the securities classified as available for sale that were in a loss position as of September 30, 2009 for a period of time sufficient for an entire recovery of the cost basis of the securities. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of September 30, 2009, management believes any impairment in the Company’s securities are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

The following tables present the amortized cost and fair value of securities classified as available for sale at September 30, 2009:

	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

U.S. Treasury securities and obligations of U.S. government agencies.	$1,017	$32	$—	$1,049

States and political subdivisions (including QZAB)	57,283	2,980	(303)	59,960

Corporate debt securities and other	9,014	16	—	9,030

Collateralized mortgage obligations	1,224	—	(25)	1,199

Mortgage-backed securities	535,291	24,093	(105)	559,279

Total	$603,829	$27,121	$(433)	$630,517

The following tables present the amortized cost and fair value of securities classified as held-to-maturity at September 30, 2009:

	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

U.S. Treasury securities and obligations of U.S. government agencies	$45,362	$1,865	$—	$47,227

States and political subdivisions	32,896	901	(1,134)	32,663

Corporate debt securities	1,500	—	(15)	1,485

Collateralized mortgage obligations	315,365	3,346	(1,178)	317,533

Mortgage-backed securities	3,229,417	113,074	(187)	3,342,304

Total	$3,624,540	$119,186	$(2,514)	$3,741,212

Bank Premises and Equipment

Premises and equipment, net of accumulated depreciation, totaled $149.7 million and $123.6 million at September 30, 2009 and December 31, 2008, respectively, an increase of $26.1 million or 21.1%. The increase was primarily due to the former Franklin Bank locations that were not acquired by the Bank until the first quarter of 2009 and totaled $29.3 million.

Deposits

Total deposits were $7.12 billion at September 30, 2009 compared with $7.30 billion at December 31, 2008, a decrease of $185.3 million or 2.5%. At September 30, 2009, noninterest-bearing deposits accounted for approximately 20.7% of total deposits compared with 20.9% of total deposits at December 31, 2008. Interest-bearing demand deposits totaled $5.64 billion or 79.3% of total deposits at September 30, 2009 compared with $5.78 billion or 79.1% of total deposits at December 31, 2008.

The following table summarizes the daily average balances and weighted average rates paid on deposits for the periods presented below:

	Nine Months Ended September 30, 2009		Year Ended December 31, 2008
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)

Interest-bearing demand	$1,069,884	0.82%	$791,739	1.01%
Regular savings	319,773	0.58	253,090	0.74
Money market savings	1,564,769	1.18	1,158,052	2.24
Time deposits	2,807,532	2.66	1,997,152	3.60

Total interest-bearing deposits	5,761,958	1.80	4,200,033	2.56
Noninterest-bearing deposits	1,490,911	—	1,271,408	—

Total deposits	$7,252,869	1.43%	$5,471,441	1.97%

Other Borrowings

The Company utilizes borrowings to supplement deposits to fund its lending and investment activities. Borrowings consist of funds from the Federal Home Loan Bank (“FHLB”) and correspondent banks. FHLB advances are considered short-term, overnight borrowings. At September 30, 2009, the Company had $226.0 million in FHLB advances and $27.9 million in FHLB long-term notes payable compared with $200.0 million in FHLB advances and $29.4 million in FHLB long-term notes payable at December 31, 2008. The weighted average interest rate paid on the FHLB notes payable at period end was 5.4%. The maturity dates on the FHLB notes payable range from the years 2009 to 2028 and have interest rates ranging from 3.08% to 6.10%. The highest outstanding balance of FHLB advances during 2009 was $230.0 million compared with $280.0 million during 2008. The Company had no federal funds purchased at September 30, 2009 or December 31, 2008.

At September 30, 2009, the Company had $100.6 million in securities sold under repurchase agreements compared with $96.0 million at December 31, 2008, an increase of $4.6 million or 4.8%. The increase was due to normal customer activity.

The following table presents the Company’s borrowings at September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
	(In thousands)

FHLB advances	$226,000	$200,000
FHLB long-term notes payable	27,855	29,395

Total other borrowings	253,855	229,395
Securities sold under repurchase agreements	100,636	96,017

Total	$354,491	$325,412

Junior Subordinated Debentures

At September 30, 2009 and December 31, 2008, the Company had outstanding $92.3 million in junior subordinated debentures issued to the Company’s unconsolidated subsidiary trusts.

A summary of pertinent information related to the Company’s eight issues of junior subordinated debentures outstanding at September 30, 2009 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate(1)	Junior Subordinated Debt Owed to Trusts	Maturity Date(2)
Prosperity Statutory Trust II	July 31, 2001	$15,000,000	3 month LIBOR + 3.58%, not to exceed 12.50%	$15,464,000	July 31, 2031

Prosperity Statutory Trust III	Aug. 15, 2003	12,500,000	3 month LIBOR + 3.00%(3)	12,887,000	Sept. 17, 2033

Prosperity Statutory Trust IV	Dec. 30, 2003	12,500,000	3 month LIBOR + 2.85%(4)	12,887,000	Dec. 30, 2033

SNB Capital Trust IV(5)	Sept. 25, 2003	10,000,000	3 month LIBOR + 3.00%	10,310,000	Sept. 25, 2033

TXUI Statutory Trust I(6)	Sept. 07, 2000	7,000,000	10.60%	7,210,000	Sept. 07, 2030

TXUI Statutory Trust II(6)	Dec. 19, 2003	5,000,000	3 month LIBOR + 2.85%(7)	5,155,000	Dec. 19, 2033

TXUI Statutory Trust III(6)	Nov. 30, 2005	15,500,000	3 month LIBOR + 1.39%	15,980,000	Dec. 15, 2035

TXUI Statutory Trust IV(6)	Mar. 31, 2006	12,000,000	3 month LIBOR + 1.39%	12,372,000	June 30, 2036

(1)	The 3-month LIBOR in effect as of September 30, 2009 was 0.287%.
(2)	All debentures are callable five years from issuance date except for TXUI Statutory Trust I which is callable ten years from issuance date.
(3)	The debentures bore a fixed interest rate of 6.50% until September 17, 2008, when the rate began to float on a quarterly basis based on the 3-month LIBOR plus 3.00%.
(4)	The debentures bore a fixed interest rate of 6.50% until December 30, 2008, when the rate began to float on a quarterly basis based on the 3-month LIBOR plus 2.85%.
(5)	Assumed in connection with the SNB acquisition on April 1, 2006.
(6)	Assumed in connection with the TXUI acquisition on January 31, 2007.
(7)	The debentures bore a fixed interest rate until January 23, 2009, when the rate began to float on a quarterly basis based on the 3-month LIBOR plus 2.85%.

Liquidity

Liquidity involves the Company’s ability to raise funds to support asset growth or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate the Company on an ongoing basis. The Company’s largest source of funds is deposits and its largest use of funds is loans. The Company does not expect a change in the source or use of its funds in the foreseeable future. Although access to purchased funds from correspondent banks and overnight advances from the Federal Home Loan Bank-Dallas is available and has been utilized on occasion to take advantage of investment opportunities, the Company does not generally rely on these external funding sources. The cash and federal funds sold position, supplemented by amortizing investment and loan portfolios, has generally created an adequate liquidity position.

As of September 30, 2009, the Company had outstanding $509.9 million in commitments to extend credit and $15.0 million in commitments associated with outstanding standby letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

The Company has no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of September 30, 2009, the Company had cash and cash equivalents of $156.9 million compared with $228.6 million at December 31, 2008, a decrease of $71.8 million. The decrease was primarily due to a decrease in deposits of $190.3 million, purchases of securities of $1.55 billion, purchases of premises and equipment of $33.6 million, dividends paid of $19.0 million and a decrease in other liabilities of $33.3 million, partially offset by proceeds from the maturities and repayments of securities of $1.46 billion, a decrease in loans of $125.5 million, net earnings of $81.3 million, proceeds from the sale of bank premises, equipment and ORE of $19.7 million, a provision for credit losses of $20.3 million, proceeds from short-term borrowings of $26.0 million and depreciation and amortization of $13.8 million.

Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of September 30, 2009 (other than deposit obligations). The payments do not include pre-payment options that may be available to the Company. The Company’s future cash payments associated with its contractual obligations pursuant to its junior subordinated debentures, FHLB notes payable and operating leases as of September 30, 2009 are summarized below. Payments for junior subordinated debentures include interest of $71.9 million that will be paid over the future periods. The future interest payments were calculated using the current rate in effect at September 30, 2009. With respect to floating interest rates, the payments were determined based on the 3-month LIBOR in effect at September 30, 2009. The current principal balance of the junior subordinated debentures at September 30, 2009 was $92.3 million. Payments for FHLB notes payable include interest of $5.4 million that will be paid over the future periods. Payments related to leases are based on actual payments specified in underlying contracts.

	Payments due in:
	Remaining Fiscal 2009	Fiscal 2010-2011	Fiscal 2012-2013	Thereafter	Total
	(Dollars in thousands)

Junior subordinated debentures	$805	$6,444	$6,444	$153,722	$167,415
Federal Home Loan Bank notes payable	1,146	15,703	3,356	13,048	33,253
Operating leases	1,150	7,671	5,376	2,282	16,479

Total	$3,101	$29,818	$15,176	$169,052	$217,147

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

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit as of September 30, 2009 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Remaining Fiscal 2009	Fiscal 2010-2011	Fiscal 2012-2013	Thereafter	Total
	(Dollars in thousands)

Standby letters of credit	$4,735	$9,624	$587	$—	$14,946
Commitments to extend credit	79,006	274,850	6,009	150,079	509,944

Total	$83,741	$284,474	$6,596	$150,079	$524,890

Capital Resources

Total shareholders’ equity was $1.33 billion at September 30, 2009 compared with $1.26 billion at December 31, 2008, an increase of $71.9 million or 5.7%. The increase was due primarily to net earnings of $81.3 million, the issuance of common stock in connection with the exercise of stock options of $1.3 million and a change in unrealized gain on available for sale securities of $7.5 million, partially offset by dividends paid of $19.0 million for the nine months ended September 30, 2009.

Both the Board of Governors of the Federal Reserve System with respect to the Company, and the Federal Deposit Insurance Corporation with respect to the Bank, have established certain minimum risk-based capital standards that apply to bank holding companies and federally insured banks. The following table sets forth the Company’s total risk-based capital, Tier 1 risk-based capital, and Tier 1 to average assets (leverage) ratios as of September 30, 2009:

Consolidated Capital Ratios:
Total capital (to risk weighted assets)	13.01%
Tier 1 capital (to risk weighted assets)	11.85%
Tier 1 capital (to average assets)	6.09%

As of September 30, 2009, the Bank’s risk-based capital ratios were above the levels required for the Bank to be designated as “well capitalized” by the FDIC. To be designated as “well capitalized”, the minimum ratio requirements for the Bank’s total risk-based capital, Tier 1 risk-based capital, and Tier 1 to average assets (leverage) capital ratios must be 10.0%, 6.0% and 5.0%, respectively. The following table sets forth the Bank’s total risk-based capital, Tier 1 risk-based capital, and Tier 1 to average assets (leverage) capital ratios as of September 30, 2009:

Capital Ratios (Bank Only):
Total capital (to risk weighted assets)	12.54%
Tier 1 capital (to risk weighted assets)	11.38%
Tier 1 capital (to average assets)	5.85%

The Bank is participating in the deposit insurance component of the FDIC Temporary Liquidity Guarantee Program (“TGLP”), which increases deposit insurance on noninterest-bearing transaction account deposits on balances up to $250,000 through December 31, 2013. The Company and the Bank elected to not participate in the U.S. Department of Treasury Capital Purchase Program, which is a part of the Troubled Asset Relief Program.

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PROSPERITY BANCSHARES, INC. SM
(Registrant)

Date: 11/06/09	/S/ DAVID ZALMAN
David Zalman
Chairman and Chief Executive Officer

Date: 11/06/09	/S/ DAVID HOLLAWAY
David Hollaway
Chief Financial Officer