Form 10-K
period 2009-12-31
PROSPERITY BANCSHARES INC
filed 2010-03-01
CIK 1068851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of Common Stock held by non-affiliates as of June 30, 2009, based on the closing price of the Common Stock on the NASDAQ Global Select Market on June 30, 2009 was approximately $1.26 billion.

As of February 24, 2010, the number of outstanding shares of Common Stock was 46,546,576.

Documents Incorporated by Reference:

Portions of the Company’s Proxy Statement relating to the 2010 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2009, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

PROSPERITY BANCSHARES, INC.®

2009 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1. BUSINESS

General

Prosperity Bancshares, Inc.®, a Texas corporation (the “Company”), was formed in 1983 as a vehicle to acquire the former Allied Bank in Edna, Texas which was chartered in 1949 as The First National Bank of Edna and is now known as Prosperity Bank. The Company is a registered financial holding company that derives substantially all of its revenues and income from the operation of its bank subsidiary, Prosperity Bank® (“Prosperity Bank®” or the “Bank”). The Bank provides a broad line of financial products and services to small and medium-sized businesses and consumers. As of December 31, 2009, the Bank operated one hundred fifty-eight (158) full-service banking locations; with fifty-one (51) in the Houston area, twenty-seven (27) in the South Texas area including Corpus Christi and Victoria, twenty-seven (27) in the Central Texas area including Austin and San Antonio, twenty (20) in East Texas, nine (9) in Bryan/College Station and twenty-four (24) in the Dallas/Fort Worth, Texas area. The Company’s headquarters are located at Prosperity Bank Plaza, 4295 San Felipe in Houston, Texas and its telephone number is (281) 269-7199. The Company’s website address is www.prosperitybanktx.com.

The Company’s market consists of the communities served by its banking centers. The diverse nature of the economies in each local market served by the Company provides the Company with a varied customer base and allows the Company to spread its lending risk throughout a number of different industries including professional service firms and their principals, manufacturing, tourism, recreation, petrochemicals, farming and ranching. The Company’s market areas outside of Houston, Dallas, Corpus Christi and Austin are dominated by either small community banks or branches of large regional banks. Management believes that the Company, as one of the few mid-sized financial institutions that combines responsive community banking with the sophistication of a regional bank holding company, has a competitive advantage in its market areas and excellent growth opportunities through acquisitions, including acquisitions of failed financial institutions, new banking center locations and additional business development.

Operating under a community banking philosophy, the Company seeks to develop broad customer relationships based on service and convenience while maintaining its conservative approach to lending and strong asset quality. The Company has grown through a combination of internal growth, the acquisition of community banks, branches of banks and the opening of new banking centers. Utilizing a low cost of funds and employing stringent cost controls, the Company has been profitable in every full year of its existence, including the period of adverse economic conditions in Texas in the late 1980s and more recently in 2008 and 2009. From 1988 to 1992 as a sound and profitable institution, the Company took advantage of this economic downturn and acquired the deposits and certain assets of failed banks in West Columbia, El Campo and Cuero, Texas and two failed banks in Houston, which diversified the Company’s franchise and increased its core deposits. The Company opened a full-service banking center in Victoria, Texas in 1993 and the following year established a banking center in Bay City, Texas. The Company expanded its Bay City presence in 1996 with the acquisition of an additional branch location from Norwest Bank Texas (now Wells Fargo), and in 1997, the Company acquired the Angleton, Texas branch of Wells Fargo Bank. In 1998, the Company enhanced its West Columbia Banking Center with the purchase of a commercial bank branch located in West Columbia and acquired Union State Bank in East Bernard, Texas. In 2008, the Company again took advantage of the economic downturn and acquired approximately $3.6 billion in deposits and certain assets of Franklin Bank headquartered in Houston, Texas from the FDIC.

From December 31, 1998 through December 31, 2009, the Company grew through internal growth and the completion of the following acquisitions:

Acquired Entity	Acquired Bank	Completion Date	Number of Banking Centers As of December 31, 2009(1)
South Texas Bancshares, Inc.	Commercial National Bank	1999	3
Compass Bank (5 branches)	N/A	2000	4
Commercial Bancshares, Inc.	Heritage Bank	2001	12
Texas Guaranty Bank, N.A.	Same	2002	2
The First State Bank of Needville	Same	2002	—	(2)
Paradigm Bancorporation, Inc.	Paradigm Bank Texas	2002	8
Southwest Bank Holding Company	Bank of the Southwest	2002	2
First National Bank of Bay City	Same	2002	—	(2)
Abrams Centre Bancshares, Inc.	Abrams Centre National Bank	2003	1
Dallas Bancshares, Inc.	BankDallas	2003	1
MainBancorp, Inc.	mainbank, n.a.	2003	3
First State Bank of North Texas	Same	2003	3
Liberty Bancshares, Inc.	Liberty Bank, S.S.B.	2004	4
Village Bank and Trust, s.s.b	Same	2004	1
First Capital Bankers, Inc.	FirstCapital Bank, s.s.b.	2005	20
Grapeland Bancshares, Inc.	First State Bank of Grapeland	2005	2
SNB Bancshares, Inc	Southern National Bank of Texas	2006	6	(3)
Texas United Bancshares, Inc	State Bank, GNB Financial, n.a., Gateway National Bank and Northwest Bank	2007	34
The Bank of Navasota	Same	2007	1
Banco Popular, NA (6 branches)	N/A	2008	5
1st Choice Bancorp	1st Choice Bank	2008	1
FDIC (as receiver for Franklin Bank)(4)	N/A	2008	33

(1)	The number of banking centers added does not include any locations of the acquired entity that were closed and consolidated with existing banking centers of the Company upon consummation of the transaction or closed after consummation of the transaction.
(2)	The only banking center of the acquired entity was closed and consolidated into an existing banking center of the Company.
(3)	Included one banking center under construction at the time of consummation.
(4)	Assumed approximately $3.6 billion of deposits and acquired certain assets, including thirty-three (33) banking centers, from the FDIC, acting in its capacity as receiver for Franklin Bank.

Subsequent Events

On January 19, 2010, the Company announced the signing of a definitive agreement by Prosperity Bank to acquire the three (3) Texas retail bank branches of U.S. Bank. Prosperity Bank will pay a premium for approximately $420 million in deposits, as well as purchase certain loans and other assets attributable to the branches. The three locations being acquired by the Company are the Texas locations U.S. Bank acquired from the FDIC on October 30, 2009 when U.S. Bank acquired the nine (9) subsidiary banks of FBOP Corporation. The Texas banks were Madisonville State Bank in Madisonville, Texas; Citizens National Bank in Teague, Texas; and North Houston Bank in Houston, Texas. The agreement has been approved by the Board of Directors of both banks and is expected to close during the first quarter of 2010, although delays could occur. The transaction is subject to certain conditions, including customary regulatory approvals.

On February 8, 2010, the Company announced the signing by Prosperity Bank of a definitive agreement to acquire the nineteen (19) Texas retail bank branches of First Bank, a Missouri state-chartered bank. Prosperity Bank will pay a premium of 5.5% for approximately $500 million in deposits, as well as purchase approximately $100 million in loans and other assets attributable to the branches. First Bank’s Texas locations are all in the Houston and Dallas metropolitan areas. After the consolidation of locations near existing Company banking centers and the acquisition of the Houston branch of U.S. Bank, the Company will operate thirty-one (31) Dallas/Fort Worth area banking centers and fifty-eight (58) Houston area banking centers. The agreement has been approved by the Board of Directors of both banks and is expected to close during the second quarter of 2010, although delays could occur. The transaction is subject to certain conditions, including customary regulatory approvals.

Available Information

The Company’s website address is www.prosperitybanktx.com. The Company makes available free of charge on or through its website its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Information contained on the Company’s website is not incorporated by reference into this Annual Report on Form 10-K and is not part of this or any other report.

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

As of December 31, 2009, the Company and the Bank had 1,594 full-time equivalent associates, 605 of whom were officers of the Bank. The Company provides medical and hospitalization insurance to its full-time associates. The Company considers its relations with associates to be excellent. Neither the Company nor the Bank is a party to any collective bargaining agreement.

Banking Activities

The Company, through the Bank, offers a variety of traditional loan and deposit products to its customers, which consist primarily of consumers and small and medium-sized businesses. The Bank tailors its products to the specific needs of customers in a given market. At December 31, 2009, the Bank maintained approximately

359,000 separate deposit accounts including certificates of deposit, 36,000 separate loan accounts and 20.6% of the Bank’s total deposits were noninterest-bearing demand deposits. For the year ended December 31, 2009, the Company’s average cost of funds was 1.37% and the Company’s average cost of deposits (excluding all borrowings) was 1.33%.

The Company has been an active real estate lender, with commercial mortgage and 1-4 family residential loans comprising 37.4% and 21.0% of the Company’s total loans as of December 31, 2009, respectively. The Company also offers commercial loans, loans for automobiles and other consumer durables, home equity loans, debit cards, internet banking and other cash management services and automated telephone banking. By offering certificates of deposit, interest checking accounts, savings accounts and overdraft protection at competitive rates, the Company gives its depositors a full range of traditional deposit products.

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

Continue Community Banking Emphasis. The Company intends to continue operating as a community banking organization focused on meeting the specific needs of consumers and small and medium-sized businesses in its market areas. The Company provides a high degree of responsiveness combined with a wide variety of banking products and services. The Company staffs its banking centers with experienced bankers with lending expertise in the specific industries found in the given community, and gives them authority to make certain pricing and credit decisions, avoiding the bureaucratic structure of larger banks.

Expand Market Share Through Internal Growth and a Disciplined Acquisition Strategy. The Company intends to continue seeking opportunities, both inside and outside its existing markets, to expand either by acquiring existing banks or branches of banks, including FDIC assisted purchases, or by establishing new banking centers. All of the Company’s acquisitions have been accretive to earnings within 12 months after acquisition date and generally have supplied the Company with relatively low-cost deposits which have been used to fund the Company’s lending and investing activities. However, the Company makes no guarantee that future acquisitions, if any, will be accretive to earnings within any particular time period. Factors used by the Company to evaluate expansion opportunities include (i) the similarity in management and operating philosophies, (ii) whether the acquisition will be accretive to earnings and enhance shareholder value, (iii) the ability to improve the efficiency ratio through economies of scale, (iv) whether the acquisition will strategically expand the Company’s geographic footprint, and (v) the opportunity to enhance the Company’s market presence in existing market areas.

Increase Loan Volume and Diversify Loan Portfolio. While maintaining its conservative approach to lending, the Company has emphasized both new and existing loan products, focusing on managing its commercial mortgage and commercial loan portfolios. During the two-year period from December 31, 2007 to December 31, 2009, the Company’s commercial and industrial loans decreased from $436.3 million to $393.0 million, or 9.9%, and represented 13.9% and 11.6% of the total portfolio, respectively. Commercial mortgages increased from $1.08 billion to $1.26 billion, or 17.3%, and represented 34.2% and 37.4% of the total portfolio, respectively, for the same period. In addition, the Company targets professional service firms, including legal and medical practices, for both loans secured by owner-occupied premises and personal loans to their principals.

Maintain Strong Asset Quality. The Company continues to maintain the strong asset quality that has been representative of its historical loan portfolio. As the Company continues to diversify and increase its lending activities and acquire loans in acquisitions, it may face higher risks of nonpayment and increased risks in the event of continued economic downturns. The Company intends to continue to employ the strict underwriting guidelines and comprehensive loan review process that have contributed to its low incidence of nonperforming assets and its minimal charge-offs in relation to its size.

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

Supervision and Regulation

The supervision and regulation of bank holding companies and their subsidiaries is intended primarily for the protection of depositors, the Deposit Insurance Fund (“DIF”) of the Federal Deposit Insurance Corporation (“FDIC”) and the banking system as a whole, and not for the protection of the bank holding company’s shareholders or creditors. The banking agencies have broad enforcement power over bank holding companies and banks including the power to impose substantial fines and other penalties for violations of laws and regulations.

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

Capital Adequacy Requirements. The Federal Reserve Board has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies. Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. The guidelines require a minimum ratio of total capital to total risk-weighted assets of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 2009, the Company’s ratio of Tier 1 capital to total risk-weighted assets was 12.61% and its ratio of total capital to total risk-weighted assets was 13.86%. Risk-weighted assets exclude intangible assets such as goodwill and core deposit intangibles.

In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. Certain highly rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies are required to maintain a leverage ratio of 4.0%. As of December 31, 2009, the Company’s leverage ratio was 6.47%.

The federal banking agencies’ risk-based and leverage capital ratios are minimum supervisory ratios generally applicable to banking organizations that meet certain specified criteria. Banking organizations not meeting these criteria are expected to operate with capital positions well above the minimum ratios. The federal bank regulatory agencies may set capital requirements for a particular banking organization that are higher than the minimum ratios when circumstances warrant. Federal Reserve Board guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

On September 3, 2009, the United States Treasury Department issued a policy statement (the “Treasury Policy Statement”) entitled “Principles for Reforming the U.S. and International Regulatory Capital Framework for Banking Firms.” The Treasury Policy Statement was developed in consultation with federal banking regulatory agencies and contemplates changes to the existing regulatory capital regime and affects all regulated banking organizations and other systemically important institutions. The Treasury Policy Statement calls for, among other things, higher and stronger capital requirements for all banking firms. The Treasury Policy Statement suggested that changes to the regulatory capital framework be phased in over a period of several years. The recommended schedule provides for a comprehensive international agreement by December 31, 2010, with the implementation of reforms by December 31, 2012, although it does remain possible that federal banking regulatory agencies could officially adopt, or informally implement, new capital standards at an earlier date.

On December 17, 2009, the Basel Committee on Banking Supervision issued a set of proposals (the “Capital Proposals”) that would significantly revise the definitions of Tier 1 capital and Tier 2 capital, with the most significant changes being to Tier 1 capital. Most notably, the Capital Proposals would disqualify certain structured capital instruments, such as trust preferred securities, from Tier 1 capital status. The Capital Proposals would also re-emphasize that common equity is the predominant component of Tier 1 capital by adding a minimum common equity to risk-weighted assets ratio and requiring that goodwill, general intangibles and certain other items that currently must be deducted from Tier 1 capital instead be deducted from common equity as a component of Tier 1 capital. The Capital Proposals also leave open the possibility that the committee will recommend changes to the minimum Tier 1 capital and total capital ratios of 4.0% and 8.0%, respectively.

Concurrently with the release of the Capital Proposals, the committee also released a set of proposals related to liquidity risk exposure (the “Liquidity Proposals”). The Liquidity Proposals have three key elements, including the implementation of (i) a “liquidity coverage ratio” designed to ensure that a bank maintains an adequate level of unencumbered, high-quality assets sufficient to meet the bank’s liquidity needs over a 30-day time horizon under an acute liquidity stress scenario, (ii) a “net stable funding ratio” designed to promote more medium and long-term funding of the assets and activities of banks over a one-year time horizon, and (iii) a set of monitoring tools that the committee indicates should be considered as the minimum types of information that banks should report to supervisors and that supervisors should use in monitoring the liquidity risk profiles of supervised entities.

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

Acquisitions by Bank Holding Companies. The BHCA requires every bank holding company to obtain the prior approval of the Federal Reserve Board before it may acquire all or substantially all of the assets of any bank, or ownership or control of any voting shares of any bank, if after such acquisition it would own or control, directly or indirectly, more than 5% of the voting shares of such bank. In approving bank acquisitions by bank holding companies, the Federal Reserve Board is required to consider, among other things, the financial and managerial resources and future prospects of the bank holding company and the banks concerned, the convenience and needs of the communities to be served and various competitive factors.

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

The Bank

The Bank is a Texas-chartered banking association, the deposits of which are insured by the DIF of the FDIC. The Bank is not a member of the Federal Reserve System; therefore, the Bank is subject to supervision and regulation by the FDIC and the Texas Banking Department. Such supervision and regulation subject the Bank to special restrictions, requirements, potential enforcement actions and periodic examination by the FDIC and the Texas Banking Department. Because the Federal Reserve Board regulates the Company, the Federal Reserve Board also has supervisory authority which directly affects the Bank.

Equivalence to National Bank Powers. The Texas Constitution, as amended in 1986, provides that a Texas-chartered bank has the same rights and privileges that are or may be granted to national banks domiciled in Texas. To the extent that the Texas laws and regulations may have allowed state-chartered banks to engage in a broader range of activities than national banks, the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) has operated to limit this authority. FDICIA provides that no state bank or subsidiary thereof may engage as principal in any activity not permitted for national banks, unless the institution complies with applicable capital requirements and the FDIC determines that the activity poses no significant risk to the DIF. In general, statutory restrictions on the activities of banks are aimed at protecting the safety and soundness of depository institutions.

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

Examinations. The FDIC periodically examines and evaluates state member banks. Based on such an evaluation, the FDIC may revalue the assets of the institution and require that it establish specific reserves to compensate for the difference between the FDIC-determined value and the book value of such assets. The Texas Banking Department also conducts examinations of state banks but may accept the results of a federal examination in lieu of conducting an independent examination. In addition, the FDIC and Texas Banking Department may elect to conduct a joint examination.

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

The FDIC’s risk-based capital guidelines generally require state banks to have a minimum ratio of Tier 1 capital to total risk-weighted assets of 4.0% and a ratio of total capital to total risk-weighted assets of 8.0%. The capital categories have the same definitions for the Bank as for the Company. As of December 31, 2009, the Bank’s ratio of Tier 1 capital to total risk-weighted assets was 12.30% and its ratio of total capital to total risk-weighted assets was 13.55%.

The FDIC’s leverage guidelines require state banks to maintain Tier 1 capital of no less than 4.0% of average total assets, except in the case of certain highly rated banks for which the requirement is 3.0% of average total assets. The Texas Banking Department has issued a policy which generally requires state chartered banks to maintain a leverage ratio (defined in accordance with federal capital guidelines) of 5.0%. As of December 31, 2009, the Bank’s ratio of Tier 1 capital to average total assets (leverage ratio) was 6.31%.

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

Deposit Insurance Assessments. Substantially all of the deposits of the Bank are insured up to applicable limits by the DIF of the FDIC and the Bank must pay deposit insurance assessments to the FDIC for such deposit insurance protection.

The FDIC maintains the DIF by designating a reserve ratio between a range of 1.15% to 1.50%. If the reserve ratio falls below 1.15%, the FDIC must adopt a restoration plan that provides that the DIF will return to 1.15% generally within 5 years. If the reserve ratio equals or exceeds 1.35%, the FDIC must determine whether to declare a dividend to DIF members. Generally and unless otherwise determined by the FDIC, if the reserve ratio equals or exceeds 1.35% the FDIC declares a dividend equal to 50% of the amount in excess of the amount required to maintain the reserve ratio at 1.35% and when the reserve ratio exceeds 1.50% the FDIC declares a dividend equal to the amount in excess of the amount required to maintain the reserve ration at 1.50%. The designated reserve ratio is currently set at 1.25%. The FDIC has the discretion to price deposit insurance according to the risk for all insured institutions regardless of the level of the reserve ratio.

The DIF reserve ratio is maintained by assessing depository institutions an insurance premium based upon statutory factors that include the balance of insured deposits as well as the degree of risk the institution poses to the insurance fund. Under a risk-based assessment system required by the FDICIA, FDIC-insured depository institutions pay quarterly insurance premiums at rates based on their risk classification. Institutions assigned to higher-risk classifications (that is, institutions that pose a greater risk of loss to their respective deposit insurance funds) pay assessments at higher rates than institutions that pose a lower risk. An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to regulators. An institution’s risk assignment includes assignment to Risk Category I, II, III, or IV.

On January 1, 2009, the FDIC increased the DIF assessment rates as part of the FDIC’s DIF restoration plan. Effective April 1, 2009, total base assessment rates range from 7 to 24 basis points for Risk Category I institutions, 17 to 43 basis points for Risk Category II institutions, 27 to 58 basis points for Risk Category III institutions, and 40 to 77.5 basis points for Risk Category IV institutions. Assessments are paid quarterly by all institutions and are based upon the assessment base that an institution reports at the end of that quarter. Risk assessments remain in effect for future assessment periods until changed by the FDIC.

In May 2009, the FDIC issued a final rule which levied a special assessment applicable to all insured depository institutions totaling 5 basis points of each institution’s total assets less Tier 1 capital as of June 30, 2009, not to exceed 10 basis points of domestic deposits. The special assessment was paid September 30, 2009 and was part of the FDIC’s efforts to rebuild the DIF. The Company’s deposit insurance expense during 2009 included approximately $4.2 million recognized in the second quarter related to the special assessment.

In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012 on December 30, 2009. The assessment was calculated by taking the institution’s actual September 30, 2009 assessment base and increasing it quarterly by an estimated 5% annual growth rate through the end of 2012. The FDIC also adopted a uniform three basis point increase in assessment rates effective on January 1, 2011. Under GAAP accounting rules, the prepaid assessments would not immediately affect a bank’s earnings. Each institution records the entire amount of the prepaid assessment as a prepaid expense, an asset on its balance sheet, as of December 30, 2009, the date the payment was made. As of December 31, 2009, and each quarter thereafter, each institution records an expense for its quarterly assessment invoiced on its quarterly statement and an offsetting credit to the prepaid assessment until the asset is exhausted. The FDIC would also have the authority to exercise its discretion as supervisor and insurer to exempt an institution from the prepayment requirement if the FDIC determines that the prepayment would significantly impair the institution’s liquidity or would otherwise create significant hardship.

In December 2009, the Company paid $35.6 million in prepaid risk-based assessments, which included $2.2 million related to the fourth quarter of 2009 that would have otherwise been payable in the first quarter of 2010. The $2.2 million is included as a noninterest expense under regulatory assessments and FDIC insurance for 2009. The remaining balance of pre-paid assessments is included in other assets in the accompanying consolidated balance sheet as of December 31, 2009.

Temporary Liquidity Guarantee Program. In November 2008, the Board of Directors of the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program (“TLG Program”). Under the TLG Program, the FDIC will (i) guarantee, through the earlier of maturity or December 31, 2012 (extended from June 30, 2012 by subsequent amendment), certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before October 31, 2009 (extended from June 30, 2009 by subsequent amendment) and (ii) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts held at participating FDIC insured institutions through June 30, 2010 (extended from December 31, 2009, subject to an opt-out provision, by subsequent amendment). The Company elected to participate in both guarantee programs and did not opt out of the six-month extension of the transaction account guarantee program. The Company does not intend to issue any senior unsecured dept under the TLG Program. Coverage under the TLG Program was available for the first 30 days without charge. The fee assessment for deposit insurance coverage was 10 basis points per quarter during 2009 on amounts in covered accounts exceeding $250,000. During the six-month extension period in 2010, the fee assessment increases to 15 basis points per quarter for institutions that are in Risk Category 1 of the risk-based premium system.

Brokered Deposit Restrictions. Adequately capitalized institutions cannot accept, renew or roll over brokered deposits except with a waiver from the FDIC, and are subject to restrictions on the interest rates that can be paid on any deposits. Undercapitalized institutions may not accept, renew, or roll over brokered deposits.

Concentrated Commercial Real Estate Lending Regulations. The federal banking agencies, including the FDIC, have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and non-farm residential properties and loans for construction, land development, and other land represent 300% or more of total capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. Owner occupied loans are excluded from this second category. If a concentration is present, management must employ heightened risk management practices that address the following key elements: including board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending.

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

Anti-Money Laundering and Anti-Terrorism Legislation. Congress enacted the Bank Secrecy Act of 1970 (“BSA”) to require financial institutions, including the Company and the Bank, to maintain certain records and to report certain transactions to prevent such institutions from being used to hide money derived from criminal activity and tax evasion. The BSA establishes, among other things, (i) record keeping requirements to assist government enforcement agencies in tracing financial transactions and flow of funds; (ii) reporting requirements for Suspicious Activity Reports and Currency Transaction Reports to assist government enforcement agencies in detecting patterns of criminal activity; (iii) enforcement provisions authorizing criminal and civil penalties for illegal activities and violations of the BSA and its implementing regulations; and (iv) safe harbor provisions that protect financial institutions from civil liability for their cooperative efforts.

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

Legislative Initiatives

In light of current conditions and the market outlook for continuing weak economic conditions, regulators have increased their focus on the regulation of financial institutions. A number of government initiatives, including those described below, designed to respond to the current conditions have been introduced recently and proposals for legislation that could substantially intensify the regulation of financial institutions are expected to be introduced in Congress and state legislatures. Such initiatives may change banking statutes and the operating environment of the Company and the Bank in substantial and unpredictable ways. The Company cannot determine the ultimate effect that any potential legislation, if enacted, or implementing regulations with respect thereto, would have, upon the financial condition or results of operations of the Company or the Bank. A change in statutes, regulations or regulatory policies applicable to the Company or the Bank could have a material effect on the financial condition, results of operations or business of the Company and the Bank.

Regulatory Reform. In June 2009, the U.S. President’s administration proposed a wide range of regulatory reforms that, if enacted, may have significant effects on the financial services industry in the United States. Significant aspects of the administration’s proposals that may affect the Company included, among other things, proposals: (i) to reassess and increase capital requirements for banks and bank holding companies and examine the types of instruments that qualify as regulatory capital; (ii) to expand the current eligibility requirements for financial holding companies such as the Company so that the financial holding company must be “well capitalized” and “well managed” on a consolidated basis; (iii) to create a federal consumer financial protection agency to be the primary federal consumer protection supervisor with broad examination, supervision and enforcement authority with respect to consumer financial products and services; and (iv) to further limit the ability of banks to engage transactions with affiliates.

Separate comprehensive financial reform bills intended to address the proposals set forth by the administration were introduced in both houses of Congress in the second half of 2009 and remain under review by both the U.S. House of Representatives and the U.S. Senate. The Company cannot predict whether or in what form further legislation or regulations may be adopted or the extent to which the Company may be affected thereby.

Incentive Compensation. On October 22, 2009, the Federal Reserve issued a comprehensive proposal on incentive compensation policies (the “Incentive Compensation Proposal”) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The Incentive Compensation Proposal, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Banking organizations are instructed to begin an immediate review of their incentive compensation policies to ensure that they do not encourage excessive risk-taking and implement corrective programs as needed. Where there are deficiencies in the incentive compensation arrangements, they must be immediately addressed. The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

The scope and content of the U.S. banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future. It cannot be determined at this time whether compliance with such policies will adversely affect the Company’s ability to hire, retain and motivate its key employees.

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

In addition, in order to manage its growth and maintain adequate information and reporting systems within its organization, the Company must identify, hire and retain additional qualified associates, particularly in the accounting and operational areas of its business.

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

The Company is operating in a challenging and uncertain economic environment, including generally uncertain conditions nationally and locally in its markets. Financial institutions continue to be affected by declines in the real estate market that have negatively impacted the credit performance of 1-4 family residential, construction and land development and commercial real estate loans and resulted in significant write-downs of assets by many financial institutions. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other. The Company retains direct exposure to the residential and commercial real estate markets, and it is affected by these events. Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including job losses, could have an adverse affect on the Company’s borrowers or their customers, which could adversely affect the Company’s business, financial condition, results of operations and cash flows.

The Company’s ability to assess the creditworthiness of customers and to estimate the losses inherent in its loan portfolio is made more complex by these difficult market and economic conditions. The Company also expects to face increased regulation and government oversight as a result of these downward trends. This increased government action may increase the Company’s costs and limit its ability to pursue certain business opportunities. In addition, the Company may be required to pay even higher FDIC deposit insurance assessments than the recently increased level, because financial institution failures resulting from the depressed market conditions and other factors have depleted and may continue to deplete the DIF and reduce its ratio of reserves to insured deposits.

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

While economic conditions in the State of Texas and the U.S. are showing signs of recovery, there can be no assurance that these difficult conditions will continue to improve. A worsening of these conditions would likely exacerbate the adverse effects of these difficult economic conditions on the Company, its customers and the other financial institutions in its market. As a result, the Company may experience increases in foreclosures, delinquencies and customer bankruptcies, as well as more restricted access to funds.

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

Approximately 83.5% of the Company’s total loans as of December 31, 2009 consisted of loans included in the real estate loan portfolio with 16.5% in construction and land development, 24.5% in residential real estate and 42.5% in commercial real estate. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A weakening of the real estate market in the Company’s primary market areas could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing the loans and the value of real estate owned by the Company. If real estate values decline, it is also more likely that the Company would be required to increase its allowance for credit losses, which could adversely affect its financial condition, results of operations and cash flows.

As of December 31, 2009, the Company had $557.2 million or 16.5% of total loans in construction and land development loans. Construction loans are subject to risks during the construction phase that are not present in standard residential real estate and commercial real estate loans. These risks include:

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

The federal banking agencies have issued guidance regarding high concentrations of commercial real estate loans within bank loan portfolios. The guidance requires financial institutions that exceed certain levels of commercial real estate lending compared with their total capital to maintain heightened risk management practices that address the following key elements: including board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending. If there is any deterioration in the Company’s commercial mortgage or construction and land development portfolios or if its regulators conclude that the Company has not implemented appropriate risk management practices, it could adversely affect the Company’s business and result in a requirement of increased capital levels, and such capital may not be available at that time.

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

The Company’s success depends primarily on the general economic conditions of the primary markets in Texas in which it operates and where its loans are concentrated. Unlike larger banks that are more geographically diversified, the Company provides banking and financial services to customers primarily in the greater Houston and Dallas metropolitan areas and in the east, central, north central, south central and southeast areas of Texas. The local economic conditions in these areas have a significant impact on the Company’s commercial, real estate and construction and land development loans, the ability of its borrowers to repay their loans and the value of the collateral securing these loans. In addition, if the population or income growth in the Company’s market areas is slower than projected, income levels, deposits and housing starts could be adversely affected and could result in a reduction of the Company’s expansion, growth and profitability. Although economic conditions in Texas have not deteriorated to the same extent as in other areas, such conditions could decline further. If the Company’s market areas experience a downturn or a recession for a prolonged period of time, the Company would likely experience significant increases in nonperforming loans, which could lead to operating losses, impaired liquidity and eroding capital. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic calamities, unemployment or other factors could impact these local economic conditions and could negatively affect the Company’s financial condition, results of operations and cash flows.

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

The Company maintains an allowance for credit losses in an attempt to cover estimated losses inherent in its loan portfolio. Additional credit losses will likely occur in the future and may occur at a rate greater than the Company has experienced to date. In determining the size of the allowance, the Company relies on an analysis of its loan portfolio, its historical loss experience and its evaluation of general economic conditions. Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Company’s control, may require an increase in the allowance for credit losses. If the Company’s assumptions prove to be incorrect or if it experiences significant loan losses in future periods, its current allowance may not be sufficient to cover actual loan losses and adjustments may be necessary to allow for different economic conditions or adverse developments in its loan portfolio. A material addition to the allowance could cause net income and possibly, capital, to decrease.

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

The Company targets its business development and marketing strategy primarily to serve the banking and financial services needs of small to medium-sized businesses. These small to medium-sized businesses frequently have smaller market share than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience significant volatility in operating results. Any one or more of these factors may impair the borrower’s ability to repay a loan. In addition, the success of a small to medium-sized business often depends on the management talents and efforts of one or two persons or a small group of persons, and the death, disability or resignation of one or more of these persons could have a material adverse impact on the business and its ability to repay a loan. Economic downturns and other events that negatively impact the Company’s market areas could cause the Company to incur substantial credit losses that could negatively affect the Company’s results of operations and financial condition.

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

The Company determines impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in the Company’s results of operations in the periods in which they become known. At December 31, 2009, the Company’s goodwill totaled $877.0 million. While the Company has not recorded any such impairment charges since it initially recorded the goodwill, there can be no assurance that the Company’s future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on its financial condition, results of operations and cash flows.

The Company may be required to pay significantly higher FDIC deposit insurance assessments in the future.

Recent insured depository institution failures, as well as deterioration in banking and economic conditions generally, have significantly increased the loss provisions of the FDIC, resulting in a decline in the designated reserve ratio of the FDIC to historical lows. The FDIC expects a higher rate of insured depository institution failures in the next few years compared to recent years; thus, the reserve ratio may continue to decline. In addition, the deposit insurance limit on FDIC deposit insurance coverage generally has increased to $250,000 through December 31, 2013. These developments will cause the premiums assessed on the Company by the FDIC to increase and materially increase its noninterest expense.

On January 1, 2009, the FDIC increased the DIF assessment rates as part of the FDIC’s DIF restoration plan. Effective April 1, 2009, the assessment rate applicable to the Company increased to 7 to 24 basis points per $100 of deposits. In May 2009, the FDIC issued a final rule which levied a special assessment applicable to all insured depository institutions totaling 5 basis points of each institution’s total assets less Tier 1 capital as of June 30, 2009, not to exceed 10 basis points of domestic deposits. The Company paid a special assessment of $4.2 million on September 30, 2009.

In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012 on December 30, 2009. The assessment was calculated by taking the institution’s actual September 30, 2009 assessment base and adjusting it quarterly by an estimated 5% annual growth rate through the end of 2012. Under GAAP accounting rules, the prepaid assessments would not immediately affect a bank’s earnings. Each institution records the entire amount of the prepaid assessment as a prepaid expense, an asset on its balance sheet, as of December 30, 2009, the date the payment was made. As of December 31, 2009, and each quarter thereafter, each institution records an expense for its quarterly assessment invoiced on its quarterly statement and an offsetting credit to the prepaid assessment until the asset is exhausted. The FDIC also adopted a uniform three basis point increase in assessment rates effective on January 1, 2011.

These higher FDIC assessment rates will have an adverse impact on the Company’s results of operations. For the year ended December 31, 2009, the Company’s FDIC insurance related costs were $13.7 million compared with $1.8 million and $1.0 million for the years ended December 31, 2008 and 2007, respectively. The Company is unable to predict the impact in future periods, including whether and when additional special assessments may occur.

The Company may be adversely affected by the soundness of other financial institutions.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. The Company has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose the Company to credit risk in the event of a default by a counterparty or client. In addition, the Company’s credit risk may be exacerbated when the collateral held by the Company cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to the Company. Any such losses could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

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

An interruption in or breach in security of the Company’s information systems may result in a loss of customer business and have an adverse effect on the Company’s results of operations, financial condition and cash flows.

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

The Company and the Bank are subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not the Company’s shareholders. These regulations affect the Company’s lending practices, capital structure, investment practices, dividend policy and growth, among other things. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. Any change in applicable regulations or federal or state legislation could have a substantial impact on the Company, the Bank and their respective operations. The current administration has proposed major changes to the banking and financial institutions regulatory regimes in the near future in light of the recent performance of and government intervention in the financial services sector and legislation to implement these changes is pending in the U.S. House of Representatives and the U.S. Senate. These proposed reforms and additional legislation and regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could significantly affect the Company’s powers, authority and operations, or the powers, authority and operations of the Bank in substantial and unpredictable ways. Further, regulators have significant discretion and power to prevent or remedy unsafe or unsound practices or violations of laws by banks and bank holding companies in the performance of their supervisory and enforcement duties. The exercise of this regulatory discretion and power could have a negative impact on the Company. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company is subject to losses resulting from fraudulent and negligent acts on the part of loan applicants, correspondents or other third parties.

The Company relies heavily upon information supplied by third parties, including the information contained in credit applications, property appraisals, title information, equipment pricing and valuation and employment and income documentation, in deciding which loans the Company will originate, as well as the terms of those loans. If any of the information upon which the Company relies is misrepresented, either fraudulently or inadvertently, and the misrepresentation is not detected prior to asset funding, the value of the asset may be significantly lower than expected, or the Company may fund a loan that it would not have funded or on terms it would not have extended. Whether a misrepresentation is made by the applicant or another third party, the Company generally bears the risk of loss associated with the misrepresentation. A loan subject to a material misrepresentation is typically unsellable or subject to repurchase if it is sold prior to detection of the misrepresentation. The sources of the misrepresentations are often difficult to locate, and it is often difficult to recover any of the monetary losses the Company may suffer.

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

As of December 31, 2009, the Company had $92.3 million in junior subordinated debentures outstanding that were issued to the Company’s unconsolidated subsidiary trusts. The subsidiary trusts purchased the junior subordinated debentures from the Company using the proceeds from the sale of trust preferred securities to third party investors. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by the Company to the extent not paid or made by each trust, provided the trust has funds available for such obligations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2009, the Company conducted business at one hundred fifty-eight (158) full-service banking centers. The Company’s headquarters are located at Prosperity Bank Plaza, 4295 San Felipe, in the Galleria area in Houston, Texas. The Company also owns or leases other facilities in which its banking centers are located as listed below by geographical market area. The expiration dates of the leases range from 2010 to 2015 and do not include renewal periods which may be available at the Company’s option.

The following table sets forth specific information regarding the banking centers located in each of the Company’s geographical market areas at December 31, 2009:

Geographical Area	Number of Banking Centers	Number of Leased Banking Centers	Deposits at December 31, 2009
			(Dollars in thousands)
Bryan/College Station	9	—	$468,569
Houston area	51	16	3,502,400
Central Texas area	27	8	822,997
Dallas/Fort Worth Texas area	24	5	893,965
East Texas area	20	—	656,250
South Texas area including Corpus Christi	27	5	914,369

Total	158	34	$7,258,550

ITEM 3. LEGAL PROCEEDINGS

The Company and the Bank are defendants, from time to time, in legal actions arising from transactions conducted in the ordinary course of business. The Company and Bank believe, after consultations with legal counsel, that the ultimate liability, if any, arising from such actions will not have a material adverse effect on their financial statements.

ITEM 4. [RESERVED]

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices

The Company’s Common Stock is listed on the NASDAQ Global Select Market under the symbol “PRSP.” As of February 24, 2010, there were 46,546,576 shares outstanding and 2,049 shareholders of record. The number of beneficial owners is unknown to the Company at this time.

The following table presents the high and low intra-day sales prices for the Common Stock as reported by NASDAQ during the two years ended December 31, 2009:

2009	High	Low
Fourth Quarter	$41.18	$33.62
Third Quarter	37.36	28.13
Second Quarter	31.23	26.20
First Quarter	30.00	20.04

2008	High	Low
Fourth Quarter	$36.98	$25.08
Third Quarter	46.48	23.32
Second Quarter	32.29	25.37
First Quarter	31.46	21.96

Dividends

Holders of Common Stock are entitled to receive dividends when, as and if declared by the Company’s Board of Directors out of funds legally available therefor. While the Company has declared dividends on its Common Stock since 1994, and paid quarterly dividends aggregating $0.5675 per share in 2009 and $0.5125 share in 2008, there is no assurance that the Company will continue to pay dividends in the future. Future dividends on the Common Stock will depend upon the Company’s earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, the Company’s ability to service any equity or debt obligations senior to the Common Stock and other factors deemed relevant by the board of directors of the Company.

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

The cash dividends declared per share by quarter (and paid on the first business day of the subsequent quarter) for the Company’s last two fiscal years were as follows:

	2009	2008
Fourth quarter	$0.1550	$0.1375
Third quarter	0.1375	0.1250
Second quarter	0.1375	0.1250
First quarter	0.1375	0.1250

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2009, the Company had outstanding stock options granted under three stock option plans, all of which were approved by the Company’s shareholders. As of such date, the Company also had outstanding stock options granted under stock option plans that it assumed in connection with various acquisition transactions. The following table provides information as of December 31, 2009 regarding the Company’s equity compensation plans under which the Company’s equity securities are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	855,578	(1)	$25.88	602,909
Equity compensation plans not approved by security holders	—		—	—

Total	855,578		$25.88	602,909

(1)	Includes (a) 760 shares which may be issued upon exercise of options outstanding assumed by the Company in connection with the acquisition of Paradigm Bancorporation, Inc. at a weighted average exercise price of $11.50, (b) 8,957 shares which may be issued upon exercise of options outstanding assumed by the Company in connection with the acquisition of First Capital Bankers, Inc. at a weighted average exercise price of $9.10 (c) 20,904 shares which may be issued upon exercise of options outstanding assumed by the Company in connection with the acquisition of SNB Bancshares, Inc. at a weighted average exercise price of $15.54 and (d) 18,500 shares which may be issued upon exercise of options outstanding assumed by the Company in connection with the acquisition Texas United Bancshares, Inc. at a weighted average exercise price of $18.70.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Performance Graph

The following Performance Graph compares the cumulative total shareholder return on the Company’s Common Stock for the period beginning at the close of trading on December 31, 2004 to December 31, 2009, with the cumulative total return of the S&P 500 Total Return Index and the Nasdaq Bank Index for the same period. Dividend reinvestment has been assumed. The Performance Graph assumes $100 invested on December 31, 2004 in the Company’s Common Stock, the S&P 500 Total Return Index and the Nasdaq Bank Index. The historical stock price performance for the Company’s Common Stock shown on the graph below is not necessarily indicative of future stock performance.

Comparison of 5 Year Cumulative Total Return

Prosperity Bancshares, Inc., the S&P 500 Index

And the Nasdaq Bank Index

Prosperity Bancshares, Inc.®

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Prosperity Bancshares, Inc.®	100.00	99.60	121.11	104.61	107.18	149.32
S&P 500	100.00	104.91	121.48	128.16	80.74	102.11
NASDAQ Bank	100.00	95.67	106.20	82.76	62.96	51.31

Source : SNL Financial LC, Charlottesville, VA	(434) 977-1600
© 2010	www.snl.com

ITEM	6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data of the Company for, and as of the end of, each of the years in the five-year period ended December 31, 2009 is derived from and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K.

	As of and for the Years Ended December 31,
	2009		2008(1)		2007		2006	2005
	(Dollars in thousands, except per share data)
Income Statement Data:
Interest income	$409,614		$347,878		$340,608		$231,739	$162,123
Interest expense	102,513		120,149		140,173		93,594	51,226

Net interest income	307,101		227,729		200,435		138,145	110,897
Provision for credit losses	28,775		9,867		760		504	480

Net interest income after provision for credit losses	278,326		217,862		199,675		137,641	110,417
Noninterest income	60,097		52,370		52,923		33,982	30,021
Noninterest expense	169,700		143,796		126,843		77,669	68,957

Income before taxes	168,723		126,436		125,755		93,954	71,481
Provision for income taxes	56,844		41,929		41,604		32,229	23,621

Net income	$111,879		$84,507	(2)	$84,151	(2)	$61,725	$47,860

Per Share Data:
Basic earnings per share	$2.42		$1.87	(2)	$1.96	(2)	$1.96	$1.79
Diluted earnings per share	2.41		1.86	(2)	1.94	(2)	1.94	1.77
Book value per share	29.03		27.24		25.51		20.26	16.69
Cash dividends declared	0.57		0.51		0.46		0.41	0.35
Dividend payout ratio	23.45%		27.66%		24.15%		21.10%	20.11%
Weighted average shares outstanding (basic) (in thousands)	46,177		45,300		42,928		31,491	26,706
Weighted average shares outstanding (diluted) (in thousands)	46,354		45,479		43,310		31,893	27,024
Shares outstanding at end of period (in thousands)	46,541		46,080		44,188		32,793	27,821

Balance Sheet Data (at period end):
Total assets	$8,850,400		$9,072,364		$6,372,343		$4,586,769	$3,585,982
Securities	4,118,290		4,160,401		1,857,606		1,590,303	1,572,602
Loans	3,376,703		3,567,057		3,142,971		2,176,507	1,542,125
Allowance for credit losses	51,863		36,970		32,543		23,990	17,203
Total goodwill and intangibles	912,372		912,850		799,978		447,371	284,425
Other real estate owned	7,829		4,450		10,207		140	239
Total deposits	7,258,550		7,303,297		4,966,407		3,725,678	2,920,318
Borrowings and notes payable	98,736		325,412		116,047		73,633	102,389
Junior subordinated debentures	92,265	(3)	92,265		112,885		100,519	75,775
Total shareholders’ equity	1,351,245		1,255,106		1,127,431		664,411	464,717

Average Balance Sheet Data:
Total assets	$8,851,694		$7,025,418		$6,094,064		$4,283,795	$3,361,617
Securities	4,052,989		2,409,758		1,849,613		1,612,221	1,471,067
Loans	3,455,761		3,250,447		3,092,797		2,037,379	1,435,376
Allowance for credit losses	42,279		33,004		34,705		22,476	16,334
Total goodwill and intangibles	914,384		842,580		759,733		406,920	253,703
Total deposits	7,212,015		5,471,441		4,727,519		3,449,100	2,791,813
Junior subordinated debentures	92,265		99,998		124,613		92,271	69,869
Total shareholders’ equity	1,304,749		1,192,293		1,039,955		602,712	413,864

(Table continued on next page)

	As of and for the Years Ended December 31,
	2009	2008(1)		2007		2006	2005
	(Dollars in thousands, except per share data)
Performance Ratios:
Return on average assets	1.26%	1.20	%(4)	1.38	%(5)	1.44%	1.42%
Return on average equity	8.57	7.09	(4)	8.09	(5)	10.24	11.56
Net interest margin (tax equivalent)	4.08	3.96		4.06		3.80	3.81
Efficiency ratio(6)	46.27	46.51		46.19		45.27	48.91

Asset Quality Ratios(7):
Nonperforming assets to total loans and other real estate	0.48%	0.40%		0.49%		0.05%	0.09%
Net charge-offs to average loans	0.40	0.23		0.18		0.04	0.03
Allowance for credit losses to total loans	1.54	1.04		1.04		1.10	1.12
Allowance for credit losses to nonperforming loans(8)	616.6	379.7		634.7		2,530.6	1,505.1

Capital Ratios(7):
Leverage ratio	6.47%	5.68%		8.09%		7.76%	7.83%
Average shareholders’ equity to average total assets	14.74	16.97		17.07		14.07	12.31
Tier 1 risk-based capital ratio	12.61	10.27		13.13		13.52	15.34
Total risk-based capital ratio	13.86	11.17		14.11		14.55	16.37

(1)

The Company completed the acquisition of six branches of Banco Popular on January 10, 2008, the acquisition of 1st Choice Bancorp, Inc. on June 1, 2008 and the assumption of $3.6 billion in deposits and $724.0 million in assets from the FDIC related to Franklin Bank on November 7, 2008.

(2)	Net income for the year ended December 31, 2008 includes a $14.0 million pre-tax, or $9.1 million after-tax, impairment charge on write-down of securities which resulted in a decrease of basic and diluted earnings per share of $0.20 for the year ended December 31, 2008. Net income for the year ended December 31, 2007 includes a $10.0 million pre-tax, or $6.5 million after-tax, impairment charge on write-down of securities, which resulted in a decrease of basic and diluted earnings per share of $0.15 for the year ended December 31, 2007.
(3)	Consists of $15.5 million of junior subordinated debentures of Prosperity Statutory Trust II due July 31, 2031, $12.9 million of junior subordinated debentures of Prosperity Statutory Trust III due September 17, 2033, $12.9 million of junior subordinated debentures of Prosperity Statutory Trust IV due December 30, 2033, $10.3 million of junior subordinated debentures of SNB Capital Trust IV due September 25, 2033 (assumed by the Company on April 1, 2006), $7.2 million of junior subordinated debentures of TXUI Statutory Trust I due September 7, 2030 (assumed by the Company on January 31, 2007), $5.2 million of junior subordinated debentures of TXUI Statutory Trust II due December 19, 2033 (assumed by the Company on January 3l, 2007), $16.0 million of junior subordinated debentures of TXUI Statutory Trust III due December 15, 2035 (assumed by the Company on January 3l, 2007) and $12.4 million of junior subordinated debentures of TXUI Statutory Trust IV due June 30, 2036 (assumed by the Company on January 3l, 2007).
(4)	Includes a $14.0 million pre-tax, or $9.1 million after-tax, impairment charge on write-down of securities, which resulted in a decrease of return on average assets of 13 basis points and a decrease of return on average equity of 76 basis points for the year ended December 31, 2008.
(5)	Includes a $10.0 million pre-tax, or $6.5 million after-tax, impairment charge on write-down of securities, which resulted in a decrease of return on average assets of 11 basis points and a decrease of return on average equity of 63 basis points for the year ended December 31, 2007.
(6)	Calculated by dividing total noninterest expense, excluding credit loss provisions and impairment write-down on securities, by net interest income plus noninterest income, excluding net gains and losses on the sale of securities and assets. Additionally, taxes are not part of this calculation.
(7)	At period end, except for net charge-offs to average loans and average shareholders’ equity to average total assets, which is for periods ended at such dates.
(8)	Nonperforming loans consist of nonaccrual loans, loans contractually past due 90 days or more, restructured loans and any other loan management deems to be nonperforming.

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

•	the possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on the results of operations;

•	increased credit risk in the Company’s assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of the total loan portfolio;

•	the concentration of the Company’s loan portfolio in loans collateralized by real estate;

•	the failure of assumptions underlying the establishment of and provisions made to the allowance for credit losses;

•	changes in the availability of funds resulting in increased costs or reduced liquidity;

•	a deterioration or downgrade in the credit quality and credit agency ratings of the securities in the Company’s securities portfolio;

•	increased asset levels and changes in the composition of assets and the resulting impact on the Company’s capital levels and regulatory capital ratios;

•	the Company’s ability to acquire, operate and maintain cost effective and efficient systems without incurring unexpectedly difficult or expensive but necessary technological changes;

•	the loss of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensation levels;

•	government intervention in the U.S. financial system;

•

changes in statutes and government regulations or their interpretations applicable to financial holding companies and the Company’s present and future banking and other subsidiaries, including changes in tax requirements and tax rates;

•	increases in FDIC deposit insurance assessments;

•	acts of terrorism, an outbreak of hostilities or other international or domestic calamities, weather or other acts of God and other matters beyond the Company’s control; and

•	other risks and uncertainties listed from time to time in the Company’s reports and documents filed with the Securities and Exchange Commission.

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

For the Years Ended December 31, 2009, 2008 and 2007

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

Three principal components of the Company’s growth strategy are internal growth, stringent cost control practices and acquisitions, including strategic merger transactions and FDIC assisted transactions. The Company focuses on continual internal growth. Each banking center is operated as a separate profit center, maintaining separate data with respect to its net interest income, efficiency ratio, deposit growth, loan growth and overall profitability. Banking center presidents and managers are accountable for performance in these areas and compensated accordingly. The Company also focuses on maintaining stringent cost control practices and policies. The Company has invested significantly in the infrastructure required to centralize many of its critical operations, such as data processing and loan processing. Management believes that this centralized infrastructure can accommodate substantial additional growth while enabling the Company to minimize operational costs through certain economies of scale. The Company also intends to continue to seek expansion opportunities. On January 31, 2007, forty-one (41) banking centers were acquired in the acquisition of Texas United Bancshares, Inc. (the “TXUI acquisition”). The acquisition of The Bank of Navasota, N.A. (the “Navasota acquisition”) was completed on September 1, 2007 and added one (1) banking center. During 2008, the Company acquired six (6) branches of Banco Popular North America in January, completed the acquisition of 1st Choice Bancorp, Inc on June 1 which added one (1) banking center and assumed $3.6 billion in deposits and acquired certain assets from the FDIC acting in its capacity as receiver for Franklin Bank in November which initially added forty-five (45) banking centers, twelve (12) of which were closed and consolidated with nearby banking centers (the “Franklin Bank acquisition” or “Franklin transaction”).

Net income was $111.9 million, $84.5 million and $84.2 million for the years ended December 31, 2009, 2008 and 2007, respectively, and diluted earnings per share were $2.41, $1.86 and $1.94, respectively, for these same periods. The change in net income during both 2009 and 2008 resulted principally from an increase in net interest income and acquisitions, including the acquisition of six (6) branches of Banco Popular and the 1st

Choice and Franklin Bank acquisitions, partially offset by an increase in write-down on perpetual preferred securities issued by Federal Home Loan Mortgage Corporation (“FHLMC” or Freddie Mac) and Federal National Mortgage Association (“FNMA” or Fannie Mae) in 2008. Net income growth during 2007 resulted principally from an increase in loan volume and acquisitions. The Company posted returns on average assets of 1.26%, 1.20% and 1.38% and returns on average equity of 8.57%, 7.09% and 8.09% for the years ended December 31, 2009, 2008 and 2007, respectively. The Company’s efficiency ratio was 46.27% in 2009, 46.51% in 2008 and 46.19% in 2007. The efficiency ratio is calculated by dividing total noninterest expense (excluding credit loss provisions and impairment write-down on securities) by net interest income plus noninterest income (excluding net gains and losses on the sale of securities and assets). Additionally, taxes are not part of this calculation.

The Company recognized an other-than-temporary impairment charge of $14.0 million pre-tax ($9.1 million after tax) and an impairment charge of $10.0 million pre-tax ($6.5 million after tax) for the years ended December 31, 2008 and 2007, respectively, on Freddie Mac and on Fannie Mae government sponsored, investment grade perpetual callable preferred securities. The other-than-temporary-impairment charges were recorded on perpetual preferred stock issues classified as available for sale investment securities with a total book value (prior to recognition of the impairment charges) of $24.0 million. The Company reclassified the unrealized mark-to-market loss on these investment grade securities to an other-than-temporary impairment charge because of the significant decline in the market value of these securities and because management believes it is unlikely that these securities will recover their original book value within a reasonable amount of time. Both Fannie Mae and Freddie Mac securities were investment grade at the time of purchase. Market value decreases on available for sale securities which are not other-than-temporary are recorded as an unrealized mark-to-market loss and reflected as a reduction to shareholders’ equity through other comprehensive income. Accordingly, the reclassification of the unrealized after tax loss to an other-than-temporary impairment non-cash charge did not affect shareholders’ equity or tangible shareholders’ equity.

Total assets at December 31, 2009 and 2008 were $8.850 billion and $9.072 billion, respectively. Total deposits at December 31, 2009 and 2008 were $7.259 billion and $7.303 billion, respectively. Total loans were $3.377 billion at December 31, 2009, a decrease of $190.4 million or 5.3% compared with $3.567 billion at December 31, 2008. At December 31, 2009, the Company had $8.4 million in nonperforming loans and its allowance for credit losses was $51.9 million compared with $9.7 million in nonperforming loans and an allowance for credit losses of $37.0 million at December 31, 2008. Shareholders’ equity was $1.351 billion and $1.255 billion at December 31, 2009 and 2008, respectively.

In response to global credit and liquidity issues involving a number of financial institutions, the United States government, particularly the U.S. Treasury and the FDIC, have taken a variety of extraordinary measures designed to restore confidence in the financial markets and to strengthen financial institutions, including capital injections, guarantees of bank liabilities and the acquisition of illiquid assets from banks. The Company cannot predict at this time the effect that the recent legislative initiatives may have on its business, financial condition or results of operations. For additional details about the recent legislative initiatives, please refer to the section captioned “Supervision and Regulation—Legislative Initiatives” in Part I, Item 1 of this Annual Report on Form 10-K.

Subsequent Events

On January 19, 2010, the Company announced the signing by Prosperity Bank of a definitive agreement to acquire the three (3) Texas retail bank branches of U.S. Bank. Prosperity Bank will pay a premium for approximately $420 million in deposits, as well as purchase certain loans and other assets attributable to the branches. The three locations being acquired by the Company are the Texas locations U.S. Bank acquired from the FDIC on October 30, 2009 when U.S. Bank acquired the nine (9) subsidiary banks of FBOP Corporation. The Texas banks were Madisonville State Bank in Madisonville, Texas; Citizens National Bank in Teague, Texas; and North Houston Bank in Houston, Texas. The agreement has been approved by the Board of Directors of both banks and is expected to close during the first quarter of 2010, although delays could occur. The transaction is subject to certain conditions, including customary regulatory approvals.

On February 8, 2010, the Company announced the signing by Prosperity Bank of a definitive agreement to acquire the nineteen (19) Texas retail bank branches of First Bank, a Missouri state-chartered bank. Prosperity Bank will pay a premium of 5.5% for approximately $500 million in deposits, as well as purchase approximately $100 million in loans and other assets attributable to the branches. First Bank’s Texas locations are all in the Houston and Dallas metropolitan areas. After the consolidation of locations near existing Company banking centers and the acquisition of the Houston branch of U.S. Bank, the Company will operate thirty-one (31) Dallas/Fort Worth area banking centers and fifty-eight (58) Houston area banking centers. The agreement has been approved by the Board of Directors of both banks and is expected to close during the second quarter of 2010, although delays could occur. The transaction is subject to certain conditions, including customary regulatory approvals.

Critical Accounting Policies

The Company’s significant accounting policies are integral to understanding the results reported. The Company’s accounting policies are described in detail in Note 1 to the consolidated financial statements, appearing elsewhere is this Annual Report on Form 10-K. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity:

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

Goodwill and Intangible Assets—Goodwill and intangible assets that have indefinite useful lives are subject to an impairment test at least annually, or more often, if events or circumstances indicate that it is more likely than not that the fair value of Prosperity Bank, the Company’s only reporting unit with assigned goodwill, is below the carrying value of its equity. Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of the Company’s reporting unit compared with its carrying value. If the carrying amount exceeds the fair value of the reporting unit, a second test is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment. Other identifiable intangible assets that are subject to amortization are amortized on an accelerated basis over the years expected to be benefited, which the Company believes is between eight and ten years. These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value to carrying value. Based on the Company’s annual goodwill impairment test as of September 30, 2009, management does not believe any of its goodwill is impaired as of December 31, 2009 because the fair value of the Company’s equity exceeded its carrying value. While the Company believes no impairment existed at December 31, 2009 under accounting standards applicable at that date, different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation and financial condition or future results of operations.

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

Other Than Temporarily Impaired Securities—The Company’s available for sale securities portfolio is reported at fair value. When the fair value of a security is below its amortized cost, and depending on the length of time the condition exists and the extent the fair market value is below amortized cost, additional analysis is performed to determine whether an impairment exists. Available for sale and held to maturity securities are analyzed quarterly for possible other-than-temporary impairment. The analysis considers (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, (iii) whether the market decline was affected by macroeconomic conditions, and (iv) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. Often, the information available to conduct these assessments is limited and rapidly changing, making estimates of fair value subject to judgment. If actual information or conditions are different than estimated, the extent of the impairment of the security may be different than previously estimated, which could have a material effect on the Company’s results of operations and financial condition.

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

2009 versus 2008. Net interest income before the provision for credit losses for the year ended December 31, 2009 was $307.1 million compared with $227.7 million for the year ended December 31, 2008, an increase of $79.4 million or 34.9%. The improvement in net interest income for 2009 was principally due to a $1.76 billion or 30.3% increase in average interest-earning assets to $7.586 billion at December 31, 2009 compared with $5.824 billion at December 31, 2008. The increase in average interest-earning assets was primarily due to the Franklin Bank transaction. The improvement in net interest income for 2009 was also partially due to a decrease in the yield on interest-earning assets that was less than the decrease in rates paid on interest-bearing liabilities. The average rate paid on interest-bearing liabilities decreased 95 basis points from 2.66% for the year ended December 31, 2008 to 1.71% for the year ended December 31, 2009 and the average yield on interest-earning assets decreased 57 basis points from 5.97% at December 31, 2008 to 5.40% at December 31, 2009. At December 31, 2009, period end demand deposits represented an important component of funding and were 20.6% of total period end deposits compared with 20.9% at December 31, 2008.

Net interest margin on a tax equivalent basis, defined as net interest income divided by average interest-earning assets, for 2009 was 4.08%, an increase of 12 basis points compared with 3.96% for 2008.

2008 versus 2007. Net interest income before the provision for credit losses for the year ended December 31, 2008 was $227.7 million compared with $200.4 million for the year ended December 31, 2007, an increase of $27.3 million or 13.6%. The improvement in net interest income for 2008 was principally due to a $810.1 million or 16.2% increase in average interest-earning assets to $5.824 billion at December 31, 2008 compared with $5.014 billion at December 31, 2007. The increase in average interest-earning assets was primarily due to the Franklin transaction. The improvement in net interest income for 2008 was also partially due to a decrease in the yield on interest-earning assets that was less than the decrease in rates paid on interest-bearing liabilities. The average rate paid on interest-bearing liabilities decreased 97 basis points from 3.63% for the year ended December 31, 2007 to 2.66% for the year ended December 31, 2008 and the average yield on interest-earning assets decreased 82 basis points from 6.79% at December 31, 2007 to 5.97% at December 31, 2008. At December 31, 2008, period end demand deposits represented an important component of funding and were 20.9% of total period end deposits compared with 23.5% at December 31, 2007.

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

	Years Ended December 31,
	2009			2008			2007
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$3,455,761	$219,320	6.35%	$3,250,447	$227,466	7.00%	$3,092,797	$247,600	8.01%
Securities(1)	4,052,989	190,106	4.69	2,409,758	118,185	4.90	1,849,613	89,467	4.84
Federal funds sold and other temporary investments	77,328	188	0.24	163,746	2,227	1.36	71,462	3,541	4.96

Total interest-earning assets	7,586,078	409,614	5.40%	5,823,951	347,878	5.97%	5,013,872	340,608	6.79%

Less allowance for credit losses	(42,279)			(33,004)			(34,705)

Total interest-earning assets, net of allowance	7,543,799			5,790,947			4,979,167
Noninterest-earning assets	1,307,895			1,234,471			1,114,897

Total assets	$8,851,694			$7,025,418			$6,094,064

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,082,332	$8,587	0.79%	$791,739	$7,967	1.01%	$829,757	$16,313	1.97%
Savings and money market accounts	1,910,721	19,405	1.02	1,411,142	27,770	1.97	1,205,584	35,089	2.91
Certificates of deposit	2,730,263	67,842	2.48	1,997,152	71,955	3.60	1,549,064	71,280	4.60
Junior subordinated debentures	92,265	3,760	4.08	99,998	6,439	6.44	124,613	10,058	8.07
Securities sold under repurchase agreements	93,625	1,166	1.25	84,289	2,388	2.83	71,165	3,026	4.25
Other borrowings	75,747	1,753	2.31	124,619	3,630	2.91	83,478	4,407	5.28

Total interest-bearing liabilities	5,984,953	102,513	1.71%	4,508,939	120,149	2.66%	3,863,661	140,173	3.63%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	1,488,699			1,271,408			1,143,114
Other liabilities	73,293			52,778			47,334

Total liabilities	7,546,945			5,833,125			5,054,109

Shareholders’ equity	1,304,749			1,192,293			1,039,955

Total liabilities and shareholders’ equity	$8,851,694			$7,025,418			$6,094,064

Net interest rate spread			3.69%			3.31%			3.16%
Net interest income and margin(2)		$307,101	4.05%		$227,729	3.91%		$200,435	4.00%

Net interest income and margin (tax-equivalent basis)(3)		$309,866	4.08%		$230,592	3.96%		$203,554	4.06%

(1)	Yield is based on amortized cost and does not include any component of unrealized gains or losses.
(2)	The net interest margin is equal to net interest income divided by average interest-earning assets.
(3)	In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35% for the years ended December 31, 2009, 2008 and 2007 and other applicable effective tax rates.

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

	Years Ended December 31,
	2009 vs. 2008			2008 vs. 2007
	Increase (Decrease) Due to Change in		Total	Increase (Decrease) Due to Change in		Total
	Volume	Rate		Volume	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$14,368	$(22,514)	$(8,146)	$12,621	$(32,755)	$(20,134)
Securities	80,591	(8,670)	71,921	27,095	1,623	28,718
Federal funds sold and other temporary investments	(1,175)	(864)	(2,039)	4,573	(5,887)	(1,314)

Total increase (decrease) in interest income	93,784	(32,048)	61,736	44,289	(37,019)	7,270

Interest-bearing liabilities:
Interest-bearing demand deposits	2,924	(2,304)	620	(747)	(7,599)	(8,346)
Savings and money market accounts	9,831	(18,196)	(8,365)	5,983	(13,302)	(7,319)
Certificates of deposit	26,413	(30,526)	(4,113)	20,619	(19,944)	675
Junior subordinated debentures	(498)	(2,181)	(2,679)	(1,987)	(1,632)	(3,619)
Securities sold under repurchase agreements	264	(1,486)	(1,222)	558	(1,196)	(638)
Other borrowings	(1,424)	(453)	(1,877)	2,172	(2,949)	(777)

Total increase (decrease) in interest expense	37,510	(55,146)	(17,636)	26,598	(46,622)	(20,024)

Increase in net interest income	$56,274	$23,098	$79,372	$17,691	$9,603	$27,294

Provision for Credit Losses

The Company’s provision for credit losses is established through charges to income in the form of the provision in order to bring the Company’s allowance for credit losses to a level deemed appropriate by management based on the factors discussed under “Financial Condition—Allowance for Credit Losses.” The allowance for credit losses at December 31, 2009 was $51.9 million, representing 1.54% of outstanding loans as of such date. The provision for credit losses for the year ended December 31, 2009 was $28.8 million compared with $9.9 million for the year ended December 31, 2008. Net charge-offs for the year ended December 31, 2009 were $13.9 million compared with $7.6 million in net charge-offs for the year ended December 31, 2008. The provision for credit losses for the year ended December 31, 2008 was $9.9 million compared with $760,000 for the year ended December 31, 2007. Net charge-offs for the year ended December 31, 2007 were $5.6 million.

Noninterest Income

The Company’s primary sources of recurring noninterest income are service charges on deposit accounts and other banking service related fees. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method. Banking related service fees include check cashing fees, official check fees, safe deposit box rent and currency handling fees. For the year ended December 31, 2009, noninterest income totaled $60.1 million, an increase of $7.7 million or

14.8% compared with $52.4 million in 2008. The increase was primarily due to an increase in insufficient funds charges and customer service charges which resulted from an increase in the number of accounts due to the acquisition of six (6) branches of Banco Popular and the 1st Choice and Franklin Bank acquisitions in 2008 and a decrease in net losses on sale of other real estate partially offset by a decrease in income from leased assets. The decrease in income from leased assets was due to the expiration of various lease agreements in 2009. Noninterest income for 2008 was $52.4 million, a decrease of $553,000 or 1.0% compared with $52.9 million in 2007.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Years Ended December 31,
	2009		2008		2007
	(Dollars in thousands)
Service charges on deposit accounts.	$51,742		$45,785		$40,937
Banking related service fees	2,009		1,963		1,737
Brokered mortgage income	305		330		679
Trust and investment income	585		393		1,202
Income from leased assets	318		1,079		1,323
Bank Owned Life Insurance income (BOLI)	1,344		2,011		1,893
Gains (losses) on sales of assets (net)	839	(1)	(1,486	)(2)	819	(3)
Net gain on sale of securities	—		—		86
Gain on held for sale loans	—		229		1,334
Other noninterest income	2,955		2,066		2,913

Total noninterest income.	$60,097		$52,370		$52,923

(1)	Includes net gains on the sale of various other real estate properties of $417,000 and gains on the sale of real estate.
(2)	Includes net losses on the sale of various other real estate properties of $2.3 million and gains on the sale of real estate.
(3)	Includes net gains on the sale of various other real estate properties of $546,000 and gains on the sale of real estate.

Noninterest Expense

For the year ended December 31, 2009, noninterest expense totaled $169.7 million, an increase of $25.9 million or 18.0% compared with $143.8 million for the same period in 2008. This increase was principally due to increases in salaries and employee benefits, net occupancy and increases in FDIC assessments, partially offset by a $14.0 million impairment write-down on Fannie Mae and Freddie Mac preferred stock in 2008 discussed further under “—Securities”. For the year ended December 31, 2008, noninterest expense totaled $143.8 million, an increase of $17.0 million or 13.4% compared with $126.8 million for the same period in 2007. The increase was primarily attributable to increases in salaries and employee benefits, impairment write-down on securities and the additional general operating costs associated with the acquisitions completed in 2007. These items and other changes in the various components of noninterest expense are discussed in more detail below.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Salaries and employee benefits	$84,395	$70,818	$63,910
Non-staff expenses:
Net occupancy expense	14,910	12,470	10,534
Depreciation expense	8,226	7,666	7,611
Data processing	6,449	5,580	4,570
Regulatory assessments and FDIC insurance	13,662	1,843	1,035
Ad valorem and franchise taxes	3,561	2,884	2,462
Core deposit intangibles amortization	10,076	9,797	9,917
Communications expense(1)	8,466	6,582	6,351
Impairment write-down on securities	—	14,025	9,975
Other	19,955	12,131	10,478

Total noninterest expense(2)	$169,700	$143,796	$126,843

(1)	Communications expense includes telephone, data circuits, postage and courier expenses.
(2)	Total noninterest expense includes $1.5 million, $1.5 million and $2.0 million in 2009, 2008 and 2007, respectively, in stock-based compensation expense.

Salaries and Employee Benefits. Salaries and employee benefits increased $13.6 million to $84.4 million at December 31, 2009 compared with $70.8 million at December 31, 2008 primarily due to the full year effect of the staff added with the Franklin Bank acquisition in November 2008. The number of associates employed by the Company increased from 1,359 at December 31, 2007 to 1,594 at December 31, 2009. Salaries and employee benefits increased $6.9 million from $63.9 million at December 31, 2007 to $70.8 million at December 31, 2008 primarily due to staff added with the Franklin acquisition. Total noninterest expense for the year ended December 31, 2009 includes $1.5 million in stock-based compensation expense compared with $1.5 million and $2.0 million recorded for the years ended December 31, 2008 and 2007, respectively.

Net Occupancy and Depreciation Expenses. Net occupancy expense increased $2.4 million or 19.6% to $14.9 million for the year ended December 31, 2009 compared with $12.5 million for the year ended December 31, 2008. The increase was primarily attributable to the additional banking centers acquired in 2008. Depreciation expense increased $560,000 to $8.2 million for the year ended December 31, 2009 compared with $7.7 million for the same period in 2008. Net occupancy expense increased $1.9 million or 18.4% to $12.5 million for the year ended December 31, 2008 compared with $10.5 million for the year ended December 31, 2007. Depreciation expense increased $55,000 million to $7.7 million compared with $7.6 million for the same periods. These increases were primarily attributable to the acquisitions in 2007 and 2008.

Regulatory Assessments and FDIC Insurance. Regulatory assessments and FDIC insurance assessments increased $11.8 million or 641.3% from $1.8 million for the year ended December 31, 2008 to $13.7 million for the year ended December 31, 2009. The increase was primarily due to higher FDIC assessment rates and an increase in the amount of the Company’s deposits in connection with its 2008 acquisitions. On January 1, 2009, the FDIC increased the DIF assessment rates effective April 1, 2009 as part of the FDIC’s DIF restoration plan as discussed under the section captioned “Supervision and Regulation—The Bank—Deposit Insurance Assessments” in Part I, Item 1 of this Annual Report on Form 10-K. Additionally, in May 2009, the FDIC issued a rule which levied a special assessment of 5 basis points on an institution’s total assets less its Tier 1 capital as of June 30, 2009 to restore the DIF to an acceptable level. The special assessment, which for the Company was $4.2 million, was accrued on June 30, 2009 and paid on September 30, 2009. Regulatory assessments and FDIC insurance assessments increased $808,000 or 78.1% from $1.0 million for the year ended December 31, 2007 to $1.8 million for the year ended December 31, 2008.

Core Deposit Intangibles Amortization. Core deposit intangibles (“CDI”) amortization increased $279,000 or 2.8% from $9.8 million for the year December 31, 2008 to $10.1 million for the year ended December 31, 2009. The increase was primarily due to the 1st Choice, Banco Popular and Franklin Bank acquisitions. Core deposit intangibles amortization decreased $120,000 or 1.2% from $9.9 million for the year ended December 31, 2007 to $9.8 million for the year ended December 31, 2008. Core deposit intangibles are being amortized on an accelerated basis over an estimated life of eight to ten years.

Communications Expense. Communications expense includes telephone, data circuits, postage and courier expenses. Communications expense increased $1.9 million or 28.6% from $6.6 million for the year ended December 31, 2008 to $8.5 million for the year ended December 31, 2009. Communications expense increased $231,000 or 3.6% from $6.4 million for the year ended December 31, 2007 to $6.6 million for the year ended December 31, 2008.

Other Noninterest Expense. Other operating expenses increased $7.8 million or 64.5% from $12.1 million at December 31, 2008 to $20.0 million for the year ended December 31, 2009. The increase was primarily attributable to the additional general expenses incurred due to the Franklin Bank acquisition and increases in advertising and legal fees. Other operating expenses increased $1.7 million or 15.8% from $10.5 million at December 31, 2007 to $12.1 million for the year ended December 31, 2008. The increase was primarily attributable to the additional general expenses incurred due to the 2008 acquisitions.

Efficiency Ratio. The efficiency ratio is a supplemental financial measure utilized in management’s internal evaluation of the Company and is not defined under generally accepted accounting principles. The efficiency ratio is calculated by dividing total noninterest expense, excluding credit loss provisions and impairment write-down on available for sale securities, by net interest income plus noninterest income, excluding net gains and losses on the sale of securities and on the sale of assets. Taxes are not part of this calculation. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources. The Company’s efficiency ratio was 46.27% at December 31, 2009, compared with 46.51% at December 31, 2008. The Company’s efficiency ratio was 46.19% at December 31, 2007.

Income Taxes

The amount of federal income tax expense is influenced by the amount of taxable income, the amount of tax-exempt income, the amount of nondeductible interest expense and the amount of other nondeductible expenses. For the year ended December 31, 2009, income tax expense was $56.8 million compared with $41.9 million for the year ended December 31, 2008 and $41.6 million for the year ended December 31, 2007. The increases were primarily attributable to higher pretax net earnings which resulted primarily from an increase in net interest income for the year ended December 31, 2009 compared with the same period in 2008 and 2007. The effective tax rate for the years ended December 31, 2009, 2008 and 2007 was 33.7%, 33.2% and 33.1%, respectively. The effective income tax rates differed from the U.S. statutory rate of 35% during the comparable periods primarily due to the effect of tax-exempt income from loans and securities.

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

Financial Condition

Loan Portfolio

At December 31, 2009, total loans were $3.377 billion, a decrease of $190.4 million or 5.3% compared with $3.567 billion at December 31, 2008. The decrease was primarily attributable to a reduction in construction and land development loans and commercial and industrial loans due to decreased demand as a result of a general weakening of the economy. At December 31, 2009, total loans were 46.5% of deposits and 38.2% of total assets. At December 31, 2008, total loans were $3.567 billion, an increase of $424.1 million or 13.5% compared with $3.143 billion at December 31, 2007. The growth in loans from December 31, 2007 to December 31, 2008 was primarily attributable to the Franklin Bank acquisition, the 1st Choice acquisition and the acquisition of six (6) branches of Banco Popular. At December 31, 2008, total loans were 48.8% of deposits and 39.3% of total assets.

The following table summarizes the Company’s loan portfolio by type of loan as of the dates indicated:

	December 31,
	2009			2008		2007		2006		2005
	Amount		Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$392,975		11.6%	$482,476	13.5%	$436,338	13.9%	$280,957	12.9%	$222,773	14.4%
Real estate:
Construction and land development	557,245		16.5	666,081	18.7	683,171	21.7	433,178	19.9	206,653	13.4
1-4 family residential	709,101		21.0	668,097	18.7	526,338	16.7	376,996	17.3	313,184	20.3
Home equity	117,661		3.5	107,048	3.0	93,877	3.0	63,427	2.9	58,729	3.8
Commercial mortgage	1,261,267	(1)	37.4	1,268,340	35.6	1,075,285	34.3	803,145	36.9	566,356	36.7
Farmland	93,288		2.8	96,970	2.7	63,873	2.0	30,925	1.4	30,920	2.0
Multifamily residential	77,952		2.3	75,063	2.1	73,424	2.3	77,980	3.6	32,039	2.1
Agriculture	42,241		1.3	48,679	1.3	50,146	1.6	26,504	1.2	25,429	1.6
Consumer (net of unearned discount)	102,436		3.0	137,639	3.9	123,213	3.9	66,675	3.1	65,183	4.3
Other	22,537		0.6	16,664	0.5	17,306	0.6	16,720	0.8	20,859	1.4

Total loans(2)	$3,376,703		100.0%	$3,567,057	100.0%	$3,142,971	100.0%	$2,176,507	100.0%	$1,542,125	100.0%

(1)	Commercial mortgage loans include approximately $613.6 million of owner-occupied loans for the year ended December 31, 2009.
(2)	Includes loans held for sale for all applicable years.

The Company’s commercial and industrial loans decreased from $482.5 million at December 31, 2008 to $393.0 million at December 31, 2009, a decrease of $89.5 million or 18.6%. The Company’s commercial mortgages decreased from $1.268 billion at December 31, 2008 to $1.261 billion at December 31, 2009, a decrease of $7.1 million or 0.5%. The Company offers a variety of commercial lending products including term loans and lines of credit. The Company offers a broad range of short to medium-term commercial loans, primarily collateralized, to businesses for working capital (including inventory and receivables), business expansion (including acquisitions of real estate and improvements) and the purchase of equipment and machinery. Historically, the Company has originated loans for its own account and has not securitized its loans. The purpose of a particular loan generally determines its structure. All loans in the 1-4 family residential category were originated by the Company.

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

Commercial Mortgages. The Company makes commercial mortgage loans collateralized by real estate to finance the purchase of real estate. The Company’s commercial mortgage loans are collateralized by first liens on real estate, typically have variable interest rates (or five year or less fixed rates) and amortize over a 15 to 20 year period. Payments on loans secured by such properties are often dependent on the successful operation or management of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than other types of loans. The Company seeks to minimize these risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition in connection with underwriting these loans. The underwriting analysis also includes credit verification, analysis of global cash flow, appraisals and a review of the financial condition of the borrower.

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

Construction and Land Development Loans. The Company makes loans to finance the construction of residential and, to a lesser extent, nonresidential properties. Construction loans generally are collateralized by first liens on real estate and have floating interest rates. The Company conducts periodic inspections, either directly or through an agent, prior to approval of periodic draws on these loans. Underwriting guidelines similar to those described above are also used in the Company’s construction lending activities. Construction loans involve additional risks attributable to the fact that loan funds are advanced upon the security of a project under construction, and the project is of uncertain value prior to its completion. Because of uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation on real property, it can be difficult to accurately evaluate the total funds required to complete a project and the related loan to value ratio. As a result of these uncertainties, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If the Company is forced to foreclose on a project prior to completion, there is no assurance that the Company will be able to recover all of the unpaid portion of the loan. In addition, the Company may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time. While the Company has underwriting procedures designed to identify what it believes to be acceptable levels of risks in construction lending, no assurance can be given that these procedures will prevent losses from the risks described above.

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

The contractual maturity ranges of the 1-4 family residential, home equity, commercial and industrial, commercial mortgage, construction and land development and agriculture portfolios and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of December 31, 2009 are summarized in the following table:

	December 31, 2009
	One Year or Less	After One Through Five Years	After Five Years	Total
	(Dollars in thousands)
1-4 family residential and home equity	$17,236	$68,102	$741,424	$826,762
Commercial and industrial	172,945	152,456	67,574	392,975
Commercial mortgages	60,187	138,943	1,062,137	1,261,267
Construction and land development	154,685	105,506	297,054	557,245
Agriculture	27,483	13,990	768	42,241

Total	$432,536	$478,997	$2,168,957	$3,080,490

Loans with a predetermined interest rate.	$142,225	$289,979	$797,186	$1,229,390
Loans with a floating interest rate.	290,311	189,018	1,371,771	1,851,100

Total	$432,536	$478,997	$2,168,957	$3,080,490

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

The Company’s conservative lending approach has resulted in strong asset quality. The Company had $16.4 million in nonperforming assets at December 31, 2009 compared with $14.4 million at December 31, 2008 and $15.4 million at December 31, 2007. The nonperforming assets at December 31, 2009 consisted of one hundred-thirteen (113) separate credits or ORE properties, of which forty-six (46) credits were related to loans acquired in the Company’s 2008 and 2007 acquisitions. If interest on nonaccrual loans had been accrued under the original loan terms, approximately $434,000, $121,000 and $47,000 would have been recorded as income for the years ended December 31, 2009, 2008 and 2007, respectively.

The following table presents information regarding past due loans and nonperforming assets at the dates indicated:

	December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Nonaccrual loans	$6,079	$2,142	$1,035	$181	$355
Accruing loans 90 or more days past due	2,332	7,594	4,092	767	788

Total nonperforming loans	8,411	9,736	5,127	948	1,143
Repossessed assets	116	182	56	32	26
Other real estate	7,829	4,450	10,207	140	239

Total nonperforming assets	$16,356	$14,368	$15,390	$1,120	$1,408

Nonperforming assets to total loans and other real estate	0.48%	0.40%	0.49%	0.05%	0.09%
Nonperforming assets to average earning assets	0.22%	0.25%	0.31%	0.03%	0.05%

Allowance for Credit Losses

The following table presents, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Average loans outstanding	$3,455,761	$3,250,447	$3,092,797	$2,037,379	$1,435,376

Gross loans outstanding at end of period	$3,376,703	$3,567,057	$3,142,971	$2,176,507	$1,542,125

Allowance for credit losses at beginning of period	$36,970	$32,543	$23,990	$17,203	$13,105
Balance acquired with acquisitions	—	2,182	13,386	7,054	4,028
Provision for credit losses	28,775	9,867	760	504	480
Charge-offs:
Commercial and industrial	(3,816)	(2,799)	(1,045)	(353)	(410)
Real estate and agriculture	(8,585)	(3,650)	(4,143)	(128)	(242)
Consumer	(2,998)	(2,733)	(2,974)	(696)	(240)
Recoveries:
Commercial and industrial	275	308	1,175	95	188
Real estate and agriculture	236	220	208	59	184
Consumer	1,006	1,032	1,186	252	110

Net charge-offs	(13,882)	(7,622)	(5,593)	(771)	(410)

Allowance for credit losses at end of period	$51,863	$36,970	$32,543	$23,990	$17,203

Ratio of allowance to end of period loans	1.54%	1.04%	1.04%	1.10%	1.12%
Ratio of net charge-offs to average loans	0.40	0.23	0.18	0.04	0.03
Ratio of allowance to end of period nonperforming loans	616.6	379.7	634.7	2,530.6	1,505.1

The allowance for credit losses is a valuation established through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses which it believes is adequate for estimated losses in the Company’s loan portfolio. The amount of the allowance for credit losses is affected by the following: (i) charge-offs of loans that occur when loans are deemed uncollectible and decrease the allowance, (ii) recoveries on loans previously charged off that increase the allowance and (iii) provisions for credit losses charged to earnings that increase the allowance. Based on an evaluation of the loan portfolio and consideration of the factors listed below, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance.

The Company’s allowance for credit losses consists of two components: a specific valuation allowance based on probable losses on specifically identified loans and a general valuation allowance based on historical loan loss experience, general economic conditions and other qualitative risk factors both internal and external to the Company.

In setting the specific valuation allowance, the Company follows a loan review program to evaluate the credit risk in the loan portfolio. Through this loan review process, the Company maintains an internal list of impaired loans which, along with the delinquency list of loans, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for credit losses. All loans that have been identified as impaired are reviewed on a quarterly basis in order to determine whether a specific reserve is required. For each impaired loan, the Company allocates a specific loan loss reserve primarily based on the value of the collateral securing the impaired loan in accordance with ASC Topic 310. The specific reserves are determined on an individual loan basis. Loans for which specific reserves are provided are excluded from the general valuation allowance described below.

In determining the amount of the general valuation allowance, management considers factors such as historical loan loss experience, industry diversification of the Company’s commercial loan portfolio, concentration risk of specific loan types, the volume, growth and composition of the Company’s loan portfolio, current economic conditions that may affect the borrower’s ability to pay and the value of collateral, the evaluation of the Company’s loan portfolio through its internal loan review process, general economic conditions and other qualitative risk factors both internal and external to the Company and other relevant factors in accordance with ASC Topic 450. Based on a review of these factors for each loan type, the Company applies an estimated percentage to the outstanding balance of each loan type, excluding any loan that has a specific reserve allocated to it. The Company uses this information to establish the amount of the general valuation allowance.

In connection with its review of the loan portfolio, the Company considers risk elements attributable to particular loan types or categories in assessing the quality of individual loans. Some of the risk elements include:

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

At December 31, 2009, the allowance for credit losses totaled $51.9 million, or 1.54% of total loans. At December 31, 2008, the allowance aggregated $37.0 million or 1.04% of total loans and at December 31, 2007, the allowance was $32.5 million or 1.04% of total loans.

The following tables show the allocation of the allowance for credit losses among various categories of loans and certain other information as of the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any loan category.

	December 31,
	2009		2008
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars in thousands)
Balance of allowance for credit losses applicable to:
Commercial and industrial	$5,107	11.6%	$6,159	13.5%
Real estate	44,799	83.4	27,953	80.8
Agriculture	221	1.3	313	1.3
Consumer and other	1,736	3.7	2,545	4.4
Unallocated	—	—	—	—

Total allowance for credit losses	$51,863	100.0%	$36,970	100.0%

	December 31,
	2007		2006(1)		2005
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars in thousands)
Balance of allowance for credit losses applicable to:
Commercial and industrial	$4,790	13.9%	$3,660	12.9%	$636	14.4%
Real estate	22,505	80.0	18,140	82.0	923	78.3
Agriculture	506	1.6	131	1.2	28	1.6
Consumer and other	2,153	4.5	732	3.9	53	5.7
Unallocated	2,589	—	1,327	—	15,563	—

Total allowance for credit losses	$32,543	100.0%	$23,990	100.0%	$17,203	100.0%

(1)	In 2006, the Company revised its allowance methodology to provide for more specific allocation of its reserves. The revised methodology did not have a material impact on the Company’s determination of the overall allowance for credit losses.

The Company believes that the allowance for credit losses at December 31, 2009 is adequate to cover estimated losses in the loan portfolio as of such date. There can be no assurance, however, that the Company will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at December 31, 2009.

Securities

The Company uses its securities portfolio as a source of income, as a source of liquidity for cash requirements and to manage interest rate risk. At December 31, 2009, the carrying amount of investment securities totaled $4.118 billion, a decrease of $42.1 million or 1.0% compared with $4.160 billion at December 31, 2008. Securities increased to $4.160 billion at December 31, 2008 from $1.858 billion at December 31, 2007, an increase of $2.30 billion or 124.0%. The increase in securities was primarily due to the purchase of new securities with the funds acquired in the Franklin Bank acquisition. At December 31, 2009, securities represented 46.5% of total assets compared with 45.9% of total assets at December 31, 2008.

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

The following table summarizes the amortized cost of securities as of the dates shown (available-for-sale securities are not adjusted for unrealized gains or losses):

	December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$41,715	$151,147	$229,119	$402,328	$296,349
70% non-taxable preferred stock	—	—	14,025	24,000	24,000
States and political subdivisions	82,174	84,569	87,517	44,378	31,250
Corporate debt securities	3,227	3,221	3,215	6,218	8,550
Collateralized mortgage obligations	296,923	179,389	223,952	276,629	222,615
Mortgage-backed securities	3,640,208	3,711,629	1,282,338	829,195	987,088
Qualified Zone Academy Bond (QZAB) and Qualified School Construction Bonds (QSCB)	20,900	8,000	8,000	8,000	8,000
Other	7,288	7,288	7,260	4,093	814

Total	$4,092,435	$4,145,243	$1,855,426	$1,594,841	$1,578,666

The following table summarizes the contractual maturity of securities and their weighted average yields as of December 31, 2009. The contractual maturity of a mortgage-backed security is the date at which the last underlying mortgage matures. Available-for-sale securities are shown at fair value and held-to-maturity securities are shown at amortized cost. Other securities are included in the corporate debt securities category. For purposes of the table below, tax-exempt states and political subdivisions are calculated on a tax equivalent basis. The QZAB and QSCB bonds are not calculated on a tax equivalent basis and the bonds generate tax credits as follows: QZAB at 7.18% and the QSCB’s at 6.11% and 5.95%. The tax credits are shown as a reduction to federal income tax expense.

	December 31, 2009
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$19,999	4.79%	$10,951	5.12%	$10,791	5.63%	$—	—	$41,741	5.09%
States and political subdivisions.	1,816	6.14	7,533	6.88	28,863	6.32	45,005	6.42	83,217	6.42
Corporate debt securities and other	7,288	4.25	3,263	7.66	—	—	—	—	10,551	5.46
Collateralized mortgage obligations.	—	—	21,719	4.88	134,787	3.59	140,386	3.43	296,892	3.61
Mortgage-backed securities	21,354	3.60	151,502	4.20	1,389,718	4.56	2,101,833	4.60	3,664,407	4.56
Qualified Zone Academy Bond (QZAB) and Qualified School Construction Bonds (QSCB)	—	—	8,582	2.00	—	—	12,900	1.58	21,482	1.74

Total	$50,457	4.26%	$203,550	4.49%	$1,564,159	4.52%	$2,300,124	4.54%	$4,118,290	4.52%

The contractual maturity of mortgage-backed securities and collateralized mortgage obligations is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities monthly pay downs cause the average lives of the securities to be much different than their stated lives. The weighted average life of the Company’s complete portfolio is 3.1 years with an effective duration of 2.8 years at December 31, 2009.

At December 31, 2009 and 2008, the Company did not own securities of any one issuer (other than the U.S. government and its agencies) for which aggregate adjusted cost exceeded 10% of the consolidated shareholders’ equity at such respective dates.

The average yield of the securities portfolio was 4.69% in 2009 compared with 4.90% in 2008 and 4.84% in 2007. The 21 basis point decrease in 2009 was primarily due to the Company reinvesting funds at lower rates in 2009 compared to 2008. The overall growth in the average securities portfolio over the comparable periods was primarily funded by deposit growth and securities acquired in acquisitions.

The following table summarizes the carrying value by classification of securities as of the dates shown:

	December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Available-for-sale	$599,503	$817,244	$260,444	$434,331	$410,361
Held-to-maturity	3,518,787	3,343,157	1,597,162	1,155,972	1,162,241

Total	$4,118,290	$4,160,401	$1,857,606	$1,590,303	$1,572,602

The following tables present the amortized cost and fair value of securities classified as available-for-sale at December 31, 2009, 2008 and 2007:

	December 31, 2009				December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)				(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$1,014	$26	$—	$1,040	$91,103	$28	$—	$91,131
States and political subdivisions	49,280	1,398	(356)	50,322	50,008	763	(1,846)	48,925
Collateralized mortgage obligations	1,169	—	(31)	1,138	1,437	—	(58)	1,379
Mortgage-backed securities	505,170	24,306	(106)	529,370	642,529	16,914	(744)	658,699
Qualified Zone Academy Bond (QZAB)	8,000	582	—	8,582	8,000	—	—	8,000
Other	9,015	36	—	9,051	9,009	101	—	9,110

Total	$573,648	$26,348	$(493)	$599,503	$802,086	$17,806	$(2,648)	$817,244

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$3,986	$15	$(2)	$3,999
70% non-taxable preferred stock	14,025	—	—	14,025
States and political subdivisions	51,119	962	(148)	51,933
Collateralized mortgage obligations	1,890	—	(38)	1,852
Mortgage-backed securities	170,269	1,614	(276)	171,607
Qualified Zone Academy Bond (QZAB)	8,000	—	—	8,000
Other	8,975	53	—	9,028

Total	$258,264	$2,644	$(464)	$260,444

The following tables present the amortized cost and fair value of securities classified as held-to-maturity at December 31, 2009, 2008 and 2007:

	December 31, 2009				December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)				(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies.	$40,701	$1,621	$—	$42,322	$60,044	$2,328	$—	$62,372
States and political subdivisions	32,895	809	(1,050)	32,654	34,561	201	(3,152)	31,610
Corporate debt securities	1,500	10	—	1,510	1,500	63	—	1,563
Collateralized mortgage obligations	295,754	3,652	(1,156)	298,250	177,952	2,222	(1,012)	179,162
Mortgage-backed securities	3,135,037	111,045	(22)	3,246,060	3,069,100	65,236	(62)	3,134,274
Qualified School Construction Bonds (QSCB)	12,900	57	—	12,957

Total	$3,518,787	$117,194	$(2,228)	$3,633,753	$3,343,157	$70,050	$(4,226)	$3,408,981

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$225,133	$1,572	$(28)	$226,677
States and political subdivisions	36,398	286	(304)	36,380
Corporate debt securities	1,500	14	—	1,514
Collateralized mortgage obligations	222,062	744	(1,914)	220,892
Mortgage-backed securities	1,112,069	6,603	(6,537)	1,112,135

Total	$1,597,162	$9,219	$(8,783)	$1,597,598

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities classified as available for sale or held-to-maturity are generally evaluated for OTTI under FASB ASC Topic 320, Investments—Debt and Equity Securities. Certain purchased beneficial interests, including non-agency mortgage-backed securities, asset-backed securities, and collateralized debt obligations, that had credit ratings at the time of purchase of below AA are evaluated using the model outlined in ASC Topic 325, Investments-Other. The Company currently does not own any securities that are accounted for under ASC Topic 325.

In determining OTTI under ASC Topic 320, management considers many factors, including: (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, (iii) whether the market decline was affected by macroeconomic conditions, and (iv) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time. If applicable, the second segment of the portfolio uses the OTTI guidance provided by ASC Topic 325 that is specific to purchased beneficial interests that, on the purchase date, were rated below AA. Under the ASC Topic 325 model, the Company compares the present value of the remaining cash flows as estimated at the preceding evaluation date to the current expected remaining cash flows. An OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.

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

Management does not intend to sell any debt securities or more likely than not will not be required to sell any debt securities before their anticipated recovery, at which time the Company will receive full value for the securities. Furthermore, management has the intent to hold the securities classified as available for sale that were in a loss position as of December 31, 2009 for a period of time sufficient for an entire recovery of the cost basis of the securities. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2009, management believes any impairment in the Company’s securities are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

During 2008, as part of its regular quarterly review for impairment of marketable securities, the Company recognized an other-than-temporary impairment charge on Fannie Mae and Freddie Mac government sponsored, investment grade perpetual callable preferred securities of $14.0 million pre-tax during the year ended December 31, 2008 and $10.0 million pre-tax during the year ended December 31, 2007. The Company recorded no other-than-temporary impairment charges in 2009. The other-than-temporary impairment charges were recorded on perpetual preferred stock issues classified as available-for-sale investment securities, which are included in the tables above as 70% non-taxable preferred stock, with a total book value of $24.0 million prior to recognition of the initial 2007 impairment charge and no book value after the 2008 impairment charge. The Company reclassified the unrealized mark-to-market loss on these investment grade securities to an other-than-temporary impairment charge because of the recent significant decline in the market value of these securities and because management believes it is unlikely that these securities will recover their original book value within a reasonable amount of time. Both Fannie Mae and Freddie Mac securities were investment grade at the time of purchase.

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

Unlike U.S. Treasury and U.S. government agency securities, which have a lump sum payment at maturity, mortgage-backed securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. Mortgage-backed securities which are purchased at a premium will generally suffer decreasing net yields as interest rates drop because home owners tend to refinance their mortgages. Thus, the premium paid must be amortized over a shorter period. Therefore, these securities purchased at a discount will obtain higher net yields in a decreasing interest rate environment. As interest rates rise, the opposite will generally be true. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and consequently, the average life of this security will be lengthened. If interest rates begin to fall, prepayments will increase, thereby shortening the estimated life of this security. At December 31, 2009, 57.4% of the mortgage-backed securities held by the Company had contractual final maturities of more than ten years with a weighted average life of 2.9 years.

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

Total deposits at December 31, 2009 were $7.26 billion, a decrease of $44.7 million or 0.6% compared with $7.30 billion at December 31, 2008. Total deposits at December 31, 2008 were $7.30 billion, an increase of $2.34 billion or 47.1% compared with $4.97 billion at December 31, 2007. The increase was primarily attributable to the Franklin Bank and 1st Choice acquisitions and the acquisition of six (6) branches of Banco Popular in 2008. Noninterest-bearing deposits at December 31, 2009 were $1.49 billion compared with $1.52 billion at December 31, 2008. Noninterest-bearing deposits were $1.52 billion at December 31, 2008, an increase of $354.9 million or 30.4% compared with $1.17 billion at December 31, 2007. Interest-bearing deposits at December 31, 2009 of $5.77 billion represented a $14.4 million decrease compared with $5.78 billion at December 31, 2008. Interest-bearing deposits at December 31, 2008 were $5.78 billion, up $1.98 billion or 52.2% compared with $3.80 billion at December 31, 2007. Total deposits at December 31, 2007 were $4.97 billion. There were no major concentrations of deposits at December 31, 2009, 2008 or 2007.

The daily average balances and weighted average rates paid on deposits for each of the years ended December 31, 2009, 2008 and 2007 are presented below:

	Years Ended December 31,
	2009		2008		2007
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Interest-bearing checking	$1,082,332	0.79%	$791,739	1.01%	$829,757	1.97%
Regular savings	320,530	0.56	253,090	0.74	222,397	0.99
Money market savings	1,590,191	1.11	1,158,052	2.24	983,187	3.34
Time deposits	2,730,263	2.48	1,997,152	3.60	1,549,064	4.60

Total interest-bearing deposits	5,723,316	1.67	4,200,033	2.56	3,584,405	3.42
Noninterest-bearing deposits	1,488,699	—	1,271,408	—	1,143,114	—

Total deposits	$7,212,015	1.33%	$5,471,441	1.97%	$4,727,519	2.60%

The Company’s ratio of average noninterest-bearing deposits to average total deposits for the years ended December 31, 2009, 2008, and 2007 was 20.6%, 23.2%, and 24.2%, respectively.

The following table sets forth the amount of the Company’s certificates of deposit that are $100,000 or greater by time remaining until maturity:

December 31, 2009
(Dollars in thousands)
Three months or less	$333,576
Over three through six months.	359,691
Over six through 12 months	416,647
Over 12 months	112,251

Total	$1,222,165

Other Borrowings

The Company utilizes borrowings to supplement deposits to fund its lending and investment activities. Borrowings consist of funds from the Federal Home Loan Bank (“FHLB”) and correspondent banks. FHLB advances are considered short-term, overnight borrowings. At December 31, 2009, the Company had $26.1 million in FHLB borrowings, all of which consisted of long-term FHLB notes payable compared with $229.4 million in FHLB borrowings at December 31, 2008, of which $29.4 million consisted of long-term FHLB notes payable and $200.0 million consisted of short-term advances. FHLB advances are available to the Company under a security and pledge agreement. At December 31, 2009, the Company had total funds of $2.73 billion available under this agreement of which $26.1 million was outstanding. The weighted average interest rate paid on the FHLB notes payable at December 31, 2009 was 5.5%. The maturity dates on the FHLB notes payable range from the years 2010 to 2028 and have interest rates ranging from 3.08% to 6.10%. The highest outstanding balance of FHLB advances during 2009 was $231.0 million compared with $280.0 million during 2008. The average rate paid on FHLB advances for the year ended December 31, 2009 was 0.36%.

At December 31, 2009, the Company had $72.6 million in overnight securities sold under repurchase agreements compared with $96.0 million at December 31, 2008, a decrease of $23.4 million or 24.4% with average rates paid of 1.25% and 2.83%, respectively.

The following table presents the Company’s borrowings at December 31, 2009 and 2008:

	December 31, 2009	December 31, 2008
	(Dollars in thousands)
FHLB advances	$—	$200,000
FHLB long-term notes payable	26,140	29,395

Total other borrowings	26,140	229,395
Securities sold under repurchase agreements	72,596	96,017

Total	$98,736	$325,412

At December 31, 2009 and 2008, the Company had outstanding $92.3 million in junior subordinated debentures issued to the Company’s unconsolidated subsidiary trusts.

A summary of pertinent information related to the Company’s eight issues of junior subordinated debentures outstanding at December 31, 2009 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate(1)	Junior Subordinated Debt Owed to Trusts	Maturity Date(2)
Prosperity Statutory Trust II	July 31, 2001	$15,000,000	3 month LIBOR + 3.58%, not to exceed 12.50%	$15,464,000	July 31, 2031

Prosperity Statutory Trust III	Aug. 15, 2003	12,500,000	3 month LIBOR + 3.00%(3)	12,887,000	Sept. 17, 2033

Prosperity Statutory Trust IV	Dec. 30, 2003	12,500,000	3 month LIBOR + 2.85%(4)	12,887,000	Dec. 30, 2033

SNB Capital Trust IV(5)	Sept. 25, 2003	10,000,000	3 month LIBOR + 3.00%	10,310,000	Sept. 25, 2033

TXUI Statutory Trust I(6)	Sept. 07, 2000	7,000,000	10.60%	7,210,000	Sept. 07, 2030

TXUI Statutory Trust II(6)	Dec. 19, 2003	5,000,000	3 month LIBOR + 2.85%(7)	5,155,000	Dec. 19, 2033

TXUI Statutory Trust III(6)	Nov. 30, 2005	15,500,000	3 month LIBOR + 1.39%	15,980,000	Dec. 15, 2035

TXUI Statutory Trust IV(6)	Mar. 31, 2006	12,000,000	3 month LIBOR + 1.39%	12,372,000	June 30, 2036

				$92,265,000

(1)	The 3-month LIBOR in effect as of December 31, 2009 was 0.25063%.
(2)	All debentures are callable five years from issuance date except for TXUI Statutory Trust I which is callable ten years from issuance date.
(3)	The debentures bore a fixed interest rate of 6.50% until September 17, 2008, when the rate began to float on a quarterly basis based on the 3-month LIBOR plus 3.00%.
(4)	The debentures bore a fixed interest rate of 6.50% until December 30, 2008, when the rate began to float on a quarterly basis based on the 3-month LIBOR plus 2.85%.
(5)	Assumed in connection with the SNB acquisition on April 1, 2006.
(6)	Assumed in connection with the TXUI acquisition on January 31, 2007.
(7)	The debentures bore a fixed interest rate until January 23, 2009, when the rate began to float on a quarterly basis based on the 3-month LIBOR plus 2.85%.

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

Interest Rate Sensitivity and Market Risk

The Company’s asset liability and funds management policy provides management with the guidelines for effective funds management, and the Company has established a measurement system for monitoring its net interest rate sensitivity position. The Company manages its sensitivity position within established guidelines.

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

An interest rate sensitive asset or liability is one that, within a defined time period, either matures or experiences an interest rate change in line with general market interest rates. The management of interest rate risk is performed by analyzing the maturity and repricing relationships between interest-earning assets and interest-

bearing liabilities at specific points in time (“GAP”) and by analyzing the effects of interest rate changes on net interest income over specific periods of time by projecting the performance of the mix of assets and liabilities in varied interest rate environments. Interest rate sensitivity reflects the potential effect on net interest income of a movement in interest rates. A company is considered to be asset sensitive, or having a positive GAP, when the amount of its interest-earning assets maturing or repricing within a given period exceeds the amount of its interest-bearing liabilities also maturing or repricing within that time period. Conversely, a company is considered to be liability sensitive, or having a negative GAP, when the amount of its interest-bearing liabilities maturing or repricing within a given period exceeds the amount of its interest-earning assets also maturing or repricing within that time period. During a period of rising interest rates, a negative GAP would tend to affect net interest income adversely, while a positive GAP would tend to result in an increase in net interest income. During a period of falling interest rates, a negative GAP would tend to result in an increase in net interest income, while a positive GAP would tend to affect net interest income adversely.

The following table sets forth the Company’s interest rate sensitivity analysis at December 31, 2009:

	Volumes Subject to Repricing Within
	0-30 days	31-180 days	181-365 days	Greater than one year	Total
	(Dollars in thousands)
Interest-earning assets:
Securities (excluding unrealized gain of $25.9 million)	$153,822	$549,316	$547,533	$2,841,764	$4,092,435
Loans	749,436	265,787	286,610	2,074,873	3,376,706
Federal funds sold and other temporary investments	21,554	—	—	—	21,554

Total interest-earning assets	$924,812	$815,103	$834,143	$4,916,637	$7,490,695

Interest-bearing liabilities:
Demand, money market and savings deposits	$3,333,501	$—	$—	$—	$3,333,501
Certificates of deposit and other time deposits.	240,560	1,070,762	856,075	265,040	2,432,437
Junior subordinated debentures	85,265	—	7,000	—	92,265
Securities sold under repurchase agreements	72,596	—	—	—	72,596
Other borrowings	952	10,133	889	14,166	26,140

Total interest-bearing liabilities	$3,732,874	$1,080,895	$863,964	$279,206	$5,956,939

Period GAP	$(2,808,062)	$(265,792)	$(29,821)	$4,637,431	$1,533,756
Cumulative GAP	$(2,808,062)	$(3,073,854)	$(3,103,675)	$1,533,756
Period GAP to total assets	(31.73)%	(3.00)%	(0.34)%	52.40%
Cumulative GAP to total assets	(31.73)%	(34.73)%	(35.07)%	17.33%

While the GAP position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, it is difficult to predict the effect of changing interest rates solely on that measure, without accounting for alterations in the maturity or repricing characteristics of the balance sheet that occur during changes in market interest rates. For example, the GAP position reflects only the prepayment assumptions pertaining to the current rate environment. Assets tend to prepay more rapidly during periods of declining interest rates than during periods of rising interest rates. Because of this and other risk factors not contemplated by the GAP position, an institution could have a matched GAP position in the current rate environment and still have its net interest income exposed to increased rate risk. Additionally, the Company had $1.493 billion in noninterest-bearing deposits at December 31, 2009 that are not reflected in the table above and are not directly impacted by interest rate changes.

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

The Company utilizes static balance sheet rate shocks to estimate the potential impact on net interest income of changes in interest rates under various rate scenarios. This analysis estimates a percentage of change in the metric from the stable rate base scenario versus alternative scenarios of rising and falling market interest rates by instantaneously shocking a static balance sheet. The following table summarizes the simulated change in net interest income over a 12-month horizon as of December 31, 2009:

Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income
+200	(5.7)%
+100	(1.7)%
Base	—
-100	(2.6)%

The results are primarily due to behavior of demand, money market and savings deposits during such rate fluctuations. The Company has found that historically, interest rates on these deposits change more slowly than changes in the discount and federal funds rates. This assumption is incorporated into the simulation model and is generally not fully reflected in a GAP analysis. The assumptions incorporated into the model are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and the application and timing of various strategies.

Liquidity

Liquidity involves the Company’s ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate the Company on an ongoing basis and manage unexpected events. During the two years ended December 31, 2009, the Company’s liquidity needs have primarily been met by growth in core deposits, security and loan maturities and amortizing investment and loan portfolios. Although access to purchased funds from correspondent banks and over-night advances from Federal Home Loan Bank-Dallas is available and has been utilized on occasion to take advantage of investment opportunities, the Company does not generally rely on these external funding sources.

The following table illustrates, during the years presented, the mix of the Company’s funding sources and the average assets in which those funds are invested as a percentage of the Company’s average total assets for the period indicated. Average assets totaled $8.85 billion in 2009 compared to $7.03 billion in 2008.

	2009	2008
Source of Funds:
Deposits:
Non-interest-bearing	16.82%	18.10%
Interest-bearing	64.65	59.78
Junior subordinated debentures	1.04	1.42
Securities sold under repurchase agreements	1.06	1.20
Other borrowings	0.86	1.77
Other non-interest-bearing liabilities	0.83	0.75
Shareholders’ equity	14.74	16.98

Total	100.00%	100.00%

Uses of Funds:
Loans	39.04%	46.27%
Securities	45.79	34.30
Federal funds sold and other interest-earning assets	0.87	2.33
Other non-interest-earning assets	14.30	17.10

Total	100.00%	100.00%

Average non-interest bearing deposits to total average deposits	20.64%	23.24%
Average loans to average deposits	47.92%	59.41%

The Company’s largest source of funds is deposits and its largest uses of funds are securities and loans. The Company does not expect a change in the source or use of its funds in the future. The Company’s average loans grew 6.3% for the year ended December 31, 2009 compared with the year ended December 31, 2008. The increase in average loans has primarily been funded by an increase in deposits through acquisitions and internal growth. The Company predominantly invests excess deposits in government backed securities until the funds are needed to fund loan growth. The Company’s securities portfolio has a weighted average life of 3.0 years and an effective duration of 2.8 years at December 31, 2009.

As of December 31, 2009, the Company had outstanding $496.7 million in commitments to extend credit and $13.4 million in commitments associated with outstanding standby letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

The Company has no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

As of December 31, 2009, the Company had cash and cash equivalents of $195.3 million compared with $228.6 million at December 31, 2008. The decrease was primarily due to a decrease in cash and due from banks of $38.6 million.

Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of December 31, 2009 (other than deposit obligations and securities sold repurchase agreements). The Company’s future cash payments associated with its contractual obligations pursuant to its junior subordinated debentures, FHLB notes payable and operating leases as of December 31, 2009 are summarized below. Payments for junior subordinated debentures include interest of $73.4 million that will be paid over the future periods. The future interest payments were calculated using the current rate in effect at December 31, 2009. With respect to floating interest rates, the payments were determined based on the 3-month LIBOR in effect at December 31, 2009. The current principal balance of the junior subordinated debentures at December 31, 2009 was $92.3 million. Payments for FHLB notes payable include interest of $5.0 million that will be paid over the future periods. Payments related to leases are based on actual payments specified in underlying contracts.

	Payments due in:
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Junior subordinated debentures	$3,057	$6,114	$6,114	$150,402	$165,687
Federal Home Loan Bank notes payable	12,388	4,062	3,258	11,458	31,166
Operating leases	4,219	6,440	3,828	796	15,283

Total.	$19,664	$16,616	$13,200	162,656	$212,136

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

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit expiring by period as of December 31, 2009 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$11,147	$2,212	$60	$—	$13,419
Commitments to extend credit	327,816	22,203	3,193	143,529	496,741

Total	$338,963	$24,415	$3,253	$143,529	$510,160

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

The risk-based capital standards issued by the Federal Reserve Board require all bank holding companies to have “Tier 1 capital” of at least 4.0% and “total risk-based” capital (Tier 1 and Tier 2) of at least 8.0% of total risk-weighted assets. “Tier 1 capital” generally includes common shareholders’ equity and qualifying perpetual preferred stock together with related surpluses and retained earnings, less deductions for goodwill and various other intangibles. “Tier 2 capital” may consist of a limited amount of intermediate-term preferred stock, a limited amount of term subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock not qualifying as Tier 1 capital, and a limited amount of the general valuation allowance for loan losses. The sum of Tier 1 capital and Tier 2 capital is “total risk-based capital.”

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

Total shareholders’ equity increased to $1.351 billion at December 31, 2009 compared with $1.255 billion at December 31, 2008, an increase of $96.1 million or 7.7%. This increase was primarily the result of net income of $111.9 million and an increase in the change in unrealized gains on available for sale securities of $7.0 million, partially offset by dividends paid on the Common Stock of $26.2 million. During 2008, shareholders’ equity increased to $1.255 billion at December 31, 2008 compared with $1.127 billion at December 31, 2007, an increase of $127.7 million or 11.3%. This increase was primarily the result of net income of $84.5 million and $56.1 million in Common Stock issued in connection with the 1st Choice acquisition, partially offset by dividends paid on the Common Stock of $23.4 million.

The following table provides a comparison of the Company’s and the Bank’s leverage and risk-weighted capital ratios as of December 31, 2009 to the minimum and well-capitalized regulatory standards:

	Minimum Required for Capital Adequacy Purposes		To Be Categorized as Well-Capitalized Under Prompt Corrective Action Provisions	Actual Ratio at December 31, 2009
The Company
Leverage ratio	3.00	%(1)	N/A	6.47%
Tier 1 risk-based capital ratio	4.00		N/A	12.61
Total risk-based capital ratio	8.00		N/A	13.86
The Bank
Leverage ratio	3.00	%(2)	5.00%	6.31%
Tier 1 risk-based capital ratio	4.00		6.00	12.30
Total risk-based capital ratio	8.00		10.00	13.55

(1)	The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.
(2)	The FDIC may require the Bank to maintain a leverage ratio above the required minimum.

As of December 31, 2009, all trust preferred securities were counted as Tier 1 capital.

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

The financial statements, the report thereon, the notes thereto and supplementary data commence at page 74 of this Annual Report on Form 10-K.

The following table presents certain unaudited quarterly financial information concerning the Company’s results of operations for each of the two years indicated below. The information should be read in conjunction with the historical consolidated financial statements of the Company and the notes thereto appearing elsewhere in this Annual Report on Form 10-K.

CONSOLIDATED QUARTERLY FINANCIAL DATA OF THE COMPANY

	Quarter Ended 2009
	December 31	September 30		June 30	March 31
	(Dollars in thousands, except per share data)
	(unaudited)
Interest income	$99,585	$101,695		$102,768	$105,566
Interest expense	19,496	24,282		27,247	31,488

Net interest income	80,089	77,413		75,521	74,078
Provision for credit losses	8,500	7,250		6,900	6,125

Net interest income after provision	71,589	70,163		68,621	67,953
Noninterest income	14,711	15,236		15,133	15,017
Noninterest expense	40,176	41,201		44,300	44,023

Income before income taxes	46,124	44,198		39,454	38,947
Provision for income taxes	15,555	14,876		12,944	13,469

Net income	$30,569	$29,322		$26,510	$25,478

Earnings per share(1):
Basic	$0.66	$0.64		$0.57	$0.55

Diluted	$0.65	$0.63		$0.57	$0.55

	Quarter Ended 2008
	December 31	September 30		June 30	March 31
	(Dollars in thousands, except per share data)
	(unaudited)
Interest income	$96,588	$84,846		$81,979	$84,465
Interest expense	32,631	27,040		28,008	32,470

Net interest income	63,957	57,806		53,971	51,995
Provision for credit losses	6,000	1,700		1,000	1,167

Net interest income after provision	57,957	56,106		52,971	50,828
Noninterest income	13,508	13,117		13,066	12,679
Noninterest expense	37,586	46,230		30,860	29,120

Income before income taxes	33,879	22,993		35,177	34,387
Provision for income taxes	11,194	7,546		11,740	11,449

Net income	$22,685	$15,447	(2)	$23,437	$22,938

Earnings per share(1):
Basic	$0.49	$0.34	(2)	$0.52	$0.52

Diluted	$0.49	$0.33	(2)	$0.52	$0.52

(1)	Earnings per share are computed independently for each of the quarters presented and therefore may not total earnings per share for the year.
(2)	Includes a $14.0 million pre-tax, or $9.1 million after-tax, impairment charge on write-down of securities for the quarter ended September 30, 2008.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of the end of the period covered by this report.

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of December 31, 2009, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. This assessment included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2009.

Deloitte & Touche LLP the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2009. The report is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Compliance with Designated Laws and Regulations

Management is also responsible for ensuring compliance with the federal laws and regulations concerning loans to insiders and the federal and state laws and regulations concerning dividend restrictions, both of which are designated by the Federal Deposit Insurance Corporation (FDIC) as safety and soundness laws and regulations.

Management assessed its compliance with the designated safety and soundness laws and regulations and has maintained records of its determinations and assessments as required by the FDIC. Based on this assessment, management believes that the Company has complied, in all material respects, with the designated safety and soundness laws and regulations for the year ended December 31, 2009.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Prosperity Bancshares, Inc.

Houston, Texas

We have audited the internal control over financial reporting of Prosperity Bancshares, Inc. and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management’s statement referring to compliance with laws and regulations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements as of and for the year ended December 31, 2009 of the Company and our report dated March 1, 2010 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Houston, Texas

March 1, 2010

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the information under the captions “Election of Directors,” “Continuing Directors and Executive Officers,” “ Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance—Committees of the Board—Audit Committee,” “Corporate Governance—Director Nomination Process” and “Corporate Governance—Code of Ethics” in the Company’s definitive Proxy Statement for its 2010 Annual Meeting of Shareholders (the “2010 Proxy Statement”) to be filed with the Commission pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information under the captions “Executive Compensation and Other Matters” and “Director Compensation” in the 2010 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Certain information required by this Item 12 is included under “Securities Authorized for Issuance under Equity Compensation Plans” in Part II, Item 5 of this Annual Report on Form 10-K. The other information required by this Item is incorporated herein by reference to the information under the caption “Beneficial Ownership of Common Stock by Management of the Company and Principal Shareholders” in the 2010 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information under the captions “Corporate Governance—Director Independence” and “Certain Relationships and Related Transactions” in the 2010 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information under the caption “Fees and Services of Independent Registered Public Accounting Firm” in the 2010 Proxy Statement.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements. Reference is made to the Consolidated Financial Statements, the report thereon and the notes thereto commencing at page 74 of this Annual Report on Form 10-K. Set forth below is a list of such Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Income for the Years Ended December 31, 2009, 2008, and 2007

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007

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

Each exhibit marked with an asterisk is filed or furnished with this Annual Report on Form 10-K as noted below.

Exhibit Number(1)		Description
2.1	—	Purchase and Assumption Agreement dated November 7, 2008, by and among Prosperity Bank and the Federal Deposit Insurance Corporation in its corporate capacity and in its capacity as receiver of Franklin Bank, S.S.B., Houston, Texas (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed November 13, 2008)

3.1	—	Amended and Restated Articles of Incorporation of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267))

3.2	—	Articles of Amendment to Amended and Restated Articles of Incorporation of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

3.3	—	Amended and Restated Bylaws of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 19, 2007)

4.1	—	Form of certificate representing shares of Prosperity Bancshares, Inc. common stock (incorporated herein by reference to Exhibit 4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267))

4.2	—	Indenture dated as of July 31, 2001 by and between Prosperity Bancshares, Inc., as Issuer, and State Street Bank and Trust Company of Connecticut, National Association, with respect to the Floating Rate Junior Subordinated Deferrable Interest Debentures of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

Exhibit Number(1)		Description
4.3	—	Amended and Restated Declaration of Trust of Prosperity Statutory Trust II dated as of July 31, 2001 (incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

4.4	—	Guarantee Agreement dated as of July 31, 2001 by and between Prosperity Bancshares, Inc. and State Street Bank and Trust Company of Connecticut, National Association (incorporated herein by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.1†	—	Prosperity Bancshares, Inc. 1995 Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267))

10.2†	—	Prosperity Bancshares, Inc. 1998 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267))

10.3†	—	Prosperity Bancshares, Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4 (Registration No. 333-121767))

10.4†	—	Second Amended and Restated Employment Agreement effective January 1, 2009 by and among Prosperity Bancshares, Inc., Prosperity Bank and David Zalman (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 7, 2009)

10.5†	—	Second Amended and Restated Employment Agreement effective January 1, 2009 by and among Prosperity Bancshares, Inc., Prosperity Bank and H. E. Timanus, Jr. (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed January 7, 2009)

10.6†	—	Amended and Restated Employment Agreement effective January 1, 2009 by and among Prosperity Bancshares, Inc., Prosperity Bank and James D. Rollins III (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 7, 2009)

10.7†	—	Amended and Restated Employment Agreement effective January 1, 2009 by and among Prosperity Bancshares, Inc., Prosperity Bank and David Hollaway (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 7, 2009)

10.8†	—	Paradigm Bancorporation, Inc. 1999 Stock Incentive Plan (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-100815))

10.9†	—	MainBancorp, Inc. 1996 Employee Stock Option Plan (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-110755))

10.10†	—	Form of MainBancorp, Inc. Non-Qualified Stock Option Agreement (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-110755))

10.11†	—	First Capital Bankers, Inc. 1996 Executive Stock Option Plan (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.12†	—	First Capital Bankers, Inc. Amended and Restated 1998 Stock Option Plan (incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

Exhibit Number(1)		Description
10.13†	—	SNB Bancshares, Inc. 2002 Stock Option Plan, as amended and restated (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-133214))

10.14†	—	Texas United Bancshares, Inc. 1998 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-140425))

10.15†	—	Texas United Bancshares, Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-140425))

21.1*	—	Subsidiaries of Prosperity Bancshares, Inc.

23.1*	—	Consent of Deloitte & Touche LLP

31.1*	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Management contract or compensatory plan or arrangement.
*	Filed with this Annual Report on Form 10-K.
**	Furnished with this Annual Report on Form 10-K.
(1)	The Company has other long-term debt agreements that meet the exclusion set forth in Section 601(b)(4)(iii)(A) of Regulation S-K. The Company hereby agrees to furnish a copy of such agreements to the Commission upon request.

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

Date: March 1, 2010

PROSPERITY BANCSHARES, INC.® (Registrant)

By:	/s/ DAVID ZALMAN
David Zalman Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the date indicated.

Signature	Positions	Date

/s/ DAVID ZALMAN David Zalman	Chairman of the Board and Chief Executive Officer (principal executive officer); Director	March 1, 2010

/s/ DAVID HOLLAWAY David Hollaway	Chief Financial Officer (principal financial officer and principal accounting officer)	March 1, 2010

/s/ JAMES A. BOULIGNY James A. Bouligny	Director	March 1, 2010

/s/ WILLIAM H. FAGAN, M.D. William Fagan, M.D.	Director	March 1,2010

/s/ LEAH HENDERSON Leah Henderson	Director	March 1,2010

/s/ NED S. HOLMES Ned S. Holmes	Director	March 1, 2010

/s/ PERRY MUELLER, JR., D.D.S. Perry Mueller, Jr., D.D.S.	Director	March 1, 2010

/s/ JAMES D. ROLLINS III James D. Rollins III	Director	March 1, 2010

/s/ HARRISON STAFFORD II Harrison Stafford II	Director	March 1, 2010

/s/ ROBERT STEELHAMMER Robert Steelhammer	Director	March 1, 2010

Signature	Positions	Date

/s/ H.E. TIMANUS, JR. H.E. Timanus, Jr.	Director	March 1, 2010

/s/ ERVAN ZOUZALIK Ervan Zouzalik	Director	March 1, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Prosperity Bancshares, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheets of Prosperity Bancshares Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Prosperity Bancshares, Inc. and subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Houston, Texas

March 1, 2010

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(Dollars in thousands)
ASSETS
Cash and due from banks	$194,963	$212,335
Federal funds sold	354	16,298

Total cash and cash equivalents	195,317	228,633
Interest bearing deposits in financial institutions	—	106
Available for sale securities, at fair value	599,503	817,244
Held to maturity securities, at cost (fair value of $3,633,753 and $3,408,981, respectively)	3,518,787	3,343,157
Loans held for investment	3,376,703	3,566,958
Loans held for sale	—	99
Less allowance for credit losses	(51,863)	(36,970)

Loans, net	3,324,840	3,530,087
Accrued interest receivable	30,571	34,617
Goodwill	876,987	874,654
Core deposit intangibles, net of accumulated amortization of $41,362 and $31,287, respectively	35,385	38,196
Bank premises and equipment, net	148,855	123,638
Other real estate owned	7,829	4,450
Bank Owned Life Insurance (BOLI), net	48,091	46,794
Federal Home Loan Bank of Dallas stock	16,019	15,483
Leased assets	326	928
Other assets	47,890	14,377

TOTAL ASSETS	$8,850,400	$9,072,364

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$1,492,612	$1,522,983
Interest-bearing	5,765,938	5,780,314

Total deposits	7,258,550	7,303,297
Other borrowings	26,140	229,395
Securities sold under repurchase agreements	72,596	96,017
Accrued interest payable	7,343	14,625
Other liabilities	42,261	81,659
Junior subordinated debentures	92,265	92,265

Total liabilities	7,499,155	7,817,258

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $1 par value; 200,000,000 shares authorized; 46,577,968 and 46,116,801 shares issued at December 31, 2009 and 2008, respectively; 46,540,880 and 46,079,713 shares outstanding at December 31, 2009 and 2008, respectively	46,578	46,117
Capital surplus	870,460	867,380
Retained earnings	418,008	332,363
Accumulated other comprehensive income—net unrealized gain on available for sale securities, net of tax of $9,049 and $5,305, respectively	16,806	9,853
Less treasury stock, at cost, 37,088 shares	(607)	(607)

Total shareholders’ equity	1,351,245	1,255,106

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$8,850,400	$9,072,364

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$219,320	$227,466	$247,600
Securities	190,106	118,186	89,467
Federal funds sold	188	2,217	3,526
Deposits in financial institutions	—	9	15

Total interest income	409,614	347,878	340,608

INTEREST EXPENSE:
Deposits	95,834	107,692	122,682
Junior subordinated debentures	3,760	6,439	10,058
Securities sold under repurchase agreements	1,166	2,388	3,026
Other borrowings	1,753	3,630	4,407

Total interest expense	102,513	120,149	140,173

NET INTEREST INCOME	307,101	227,729	200,435
PROVISION FOR CREDIT LOSSES	28,775	9,867	760

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	278,326	217,862	199,675

NONINTEREST INCOME:
Service charges on deposit accounts	51,742	45,785	40,937
Gain on sale of securities, net	—	—	86
Other	8,355	6,585	11,900

Total noninterest income	60,097	52,370	52,923

NONINTEREST EXPENSE:
Salaries and employee benefits	84,396	70,818	63,910
Net occupancy expense	14,910	12,469	10,534
Data processing	6,449	5,580	4,570
Core deposit intangibles amortization	10,076	9,797	9,917
Depreciation expense	8,226	7,666	7,611
Impairment write-down on securities	—	14,025	9,975
Other	45,643	23,441	20,326

Total noninterest expense	169,700	143,796	126,843

INCOME BEFORE INCOME TAXES	168,723	126,436	125,755
PROVISION FOR INCOME TAXES	56,844	41,929	41,604

NET INCOME	$111,879	$84,507	$84,151

EARNINGS PER SHARE:
Basic	$2.42	$1.87	$1.96

Diluted	$2.41	$1.86	$1.94

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
	(In thousands, except share and per share data)
BALANCE AT DECEMBER 31, 2006	32,829,873	$32,830	$425,557	$209,581	$(2,950)	$(607)	$664,411
Comprehensive Income:
Net income				84,151			84,151
Net change in unrealized gain on available for sale securities (net of tax of $2,351)					4,367		4,367

Total comprehensive income							88,518
Common stock issued in connection with the exercise of stock options and restricted stock awards	337,148	337	3,148				3,485
Common stock issued in connection with the TXUI acquisition	10,769,942	10,770	370,116				380,886
Common stock issued in connection with the Bank of Navasota acquisition	251,360	251	8,237				8,488
Stock based compensation expense			1,968				1,968
Cash dividends declared, $0.425 per share				(20,325)			(20,325)

BALANCE AT DECEMBER 31, 2007	44,188,323	44,188	809,026	273,407	1,417	(607)	1,127,431
Cumulative effect—split dollar insurance adjustment				(2,174)			(2,174)
Comprehensive income:
Net income				84,507			84,507
Net change in unrealized gain on available for sale securities (net of tax of $4,542)					8,436		8,436

Total comprehensive income							92,943
Common stock issued in connection with the 1st Choice acquisition	1,757,752	1,758	54,385				56,143
Common stock issued in connection with the exercise of stock options and restricted stock awards	170,726	171	2,427				2,598
Stock based compensation expense			1,542				1,542
Cash dividends declared, $0.513 per share				(23,377)			(23,377)

BALANCE AT DECEMBER 31, 2008	46,116,801	46,117	867,380	332,363	9,853	(607)	1,255,106
Comprehensive income:
Net income				111,879			111,879
Net change in unrealized gain on available for sale securities (net of tax of $3,744)					6,953		6,953

Total comprehensive income							118,832
Common stock issued in connection with the exercise of stock options and restricted stock awards	461,167	461	1,565				2,026
Stock based compensation expense			1,515				1,515
Cash dividends declared, $0.568 per share				(26,234)			(26,234)

BALANCE AT DECEMBER 31, 2009	46,577,968	$46,578	$870,460	$418,008	$16,806	$(607)	$1,351,245

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$111,879	$84,507	$84,151
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,302	17,463	17,528
Provision for credit losses	28,775	9,867	760
Net accretion (amortization) of premium/discount on investments	930	(3,181)	(7,279)
(Gain) loss on sale or write down of premises, equipment and other real estate	(623)	1,487	(819)
Gain on sale of loans held for sale	—	(229)	(1,334)
Gain on sale of securities	—	—	(86)
Impairment write-down of securities	—	14,025	9,975
Net amortization of premium on loans and deposits	(6,917)	(2,010)	(1,264)
Funding of loans held for sale	—	—	(52,258)
Proceeds from sale of loans held for sale	99	11,076	165,488
Stock based compensation expense	1,515	1,542	1,968
(Increase) decrease in accrued interest receivable and other assets	(31,290)	(8,315)	23,690
Decrease in accrued interest payable and other liabilities	(49,042)	(2,552)	(4,444)

Net cash provided by operating activities	73,628	123,680	236,076

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of held to maturity securities	898,293	548,960	304,964
Purchase of held to maturity securities	(1,076,085)	(2,274,872)	(603,605)
Proceeds from maturities and principal paydowns of available for sale securities	829,639	594,317	1,014,952
Proceeds from the sales of available for sale securities	—	—	722,904
Purchase of available for sale securities	(599,999)	(789,735)	(1,434,953)
Net decrease (increase) in loans held for investment	148,533	(257,334)	137,802
Purchase of bank premises and equipment	(34,974)	(7,901)	(7,175)
Proceeds from sale of bank premises, equipment and other real estate	27,697	20,416	9,132
Purchase of Banco Popular branches	(50)	(437)	—
Net cash acquired in the purchase of Banco Popular branches	—	112,788	—
Purchase of 1st Choice Bancorp, Inc.	(17)	(19,230)	—
Cash and cash equivalents acquired in the purchase of 1st Choice Bancorp, Inc.	—	84,240	—
Cash and cash equivalents acquired in the Franklin Bank acquisition.	—	3,953,125	—
Purchase of assets of Franklin Bank.	(865)	(724,262)	—
Premium paid for deposits of Franklin Bank.	—	(60,918)	—
Purchase of Texas United Bancshares, Inc	—	(70)	(2,152)
Cash and cash equivalents acquired in the purchase of Texas United Bancshares, Inc.	—	—	114,469
Purchase of the Bank of Navasota	—	—	(8,858)
Cash and cash equivalents acquired in the purchase of the Bank of Navasota	—	—	19,175
Net decrease in interest-bearing deposits in financial institutions	106	429	197

Net cash provided by investing activities	192,278	1,179,516	266,852

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in noninterest-bearing deposits	(33,187)	(151,101)	(78,238)
Net decrease in interest-bearing deposits	(15,151)	(1,456,412)	(72,384)
(Repayments of) proceeds from other short-term borrowings	(200,000)	200,000	(212,809)
Repayments of other long-term borrowings	(3,255)	(2,071)	(9,973)
Net (decrease) increase in securities sold under repurchase agreements	(23,421)	5,330	21,160
Redemption of junior subordinated debentures	—	(20,620)	(32,475)
Proceeds from stock option exercises	2,026	2,598	3,485
Payments of cash dividends	(26,234)	(23,377)	(20,325)

Net cash used in financing activities	(299,222)	(1,445,653)	(401,559)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(33,316)	(142,457)	101,369
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	228,633	371,090	269,721

CASH AND CASH EQUIVALENTS, END OF PERIOD	$195,317	$228,633	$371,090

NONCASH ACTIVITIES:
Stock issued in connection with the 1st Choice Bancorp, Inc. acquisition	$—	$56,143	$—
Stock issued in connection with the Texas United Bancshares, Inc. acquisition	—	—	380,886
Stock issued in connection with the Bank of Navasota acquisition	—	—	8,488
SUPPLEMENTAL INFORMATION:
Income taxes paid	61,100	37,100	34,400

Interest paid	$109,795	$144,677	$140,268

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

The Bank operates one hundred fifty-eight (158) full-service banking locations; with fifty-one (51) in the Houston area, twenty-seven (27) in the South Texas area including Corpus Christi and Victoria, twenty-seven (27) in the Central Texas area including Austin and San Antonio, twenty (20) in East Texas, twenty-four (24) in the Dallas/Fort Worth, Texas area and nine (9) in the Bryan/College Station area.

Accounting Standards Codification—The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) became effective on July 1, 2009. At that date, the ASC became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles (GAAP) applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants Emerging Issues Task Force and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

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

Use of Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, the calculation of stock-based compensation and the allowance for credit losses as well as the valuation of goodwill and available for sale securities. Actual results could differ from these estimates.

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

Net other-than-temporary impairment (“OTTI”) losses on individual investment securities are recognized as a realized loss through earnings when it is more likely than not that the Company will not collect all of the contractual cash flows or is unable to hold the securities to recovery.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For debt securities that are considered other-than-temporarily impaired and that the Company does not intend to sell and will not be required to sell prior to recovery of its amortized cost basis, OTTI is separated into the amount that is credit-related and the amount that is due to all other factors. The credit loss component is recognized in earnings and is the difference between a security’s amortized cost basis and the present value of expected future cash flows discounted at the security’s effective interest rate. The amount due to all other factors is recognized in other comprehensive income.

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

Loan commitment fees and loan origination costs are deferred and recognized as an adjustment of yield by the interest method over the related loan life or, if the commitment expires unexercised, recognized in income upon expiration of the commitment.

Nonperforming and Past Due Loans—Included in the nonperforming loan category are loans which have been categorized by management as nonaccrual because collection of interest is doubtful and loans which have been restructured to provide a reduction in the interest rate or a deferral of interest or principal payments. When the payment of principal or interest on a loan is delinquent for 90 days, or earlier in some cases, the loan is placed on nonaccrual status unless the loan is in the process of collection and the underlying collateral fully supports the carrying value of the loan. If the decision is made to continue accruing interest on the loan, periodic reviews are made to confirm the accruing status of the loan. When a loan is placed on nonaccrual status, interest accrued during the current year prior to the judgment of uncollectibility is charged to operations. Interest accrued during prior periods is charged to the allowance for credit losses. Any payments received on nonaccrual loans are applied first to outstanding loan amounts and next to the recovery of charged-off loan amounts. Any excess is treated as recovery of lost interest.

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company’s allowance for credit losses consists of two elements: (i) specific valuation allowances determined in accordance with ASC Topic 310, “Receivables” based on probable losses on specific loans; and (ii) a general valuation allowance based on historical loan loss experience, general economic conditions and other qualitative risk factors both internal and external to the Company in accordance with ASC Topic 450. A loan is defined as impaired by ASC Topic 310 if, based on current information and events, it is probable that a creditor will be unable to collect all amounts due, both interest and principal, according to the contractual terms of the loan agreement. Specifically, ASC Topic 310 requires that the allowance for credit losses related to impaired loans be determined based on the difference of carrying value of loans and the present value of expected cash flows discounted at the loan’s effective interest rate or, as a practical expedient, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. At December 31, 2009, the Company had $6.1 million in nonaccrual loans, $2.3 million in 90 days or more past due loans and no restructured loans. At December 31, 2008, the Company had $2.1 million in nonaccrual loans, $7.6 million in 90 days or more past due loans and no restructured loans. The recorded investment in impaired loans was $21.7 million and $12.8 million at December 31, 2009 and 2008, respectively. Such impaired loans required an allowance for credit losses of $5.4 million and $3.5 million at December 31, 2009 and 2008, respectively. Interest revenue received on impaired loans is either applied against principal or realized as interest revenue, according to management’s judgment as to the collectibility of principal.

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

Effective January 1, 2008, the Company adopted the provisions of FASB Codification Topic 740: Income Taxes, which discusses the accounting for uncertainty in income taxes recognized in an entity’s financial

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

statements. U.S. GAAP also prescribes a specified recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, as well as, provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

Stock-Based Compensation—The Company accounts for stock-based employee compensation plans using the fair value-based method of accounting in accordance with FASB ASC Topic 718, Stock Compensation. ASC Topic 718 was effective for companies in 2006, however, the Company has been recognizing stock-based compensation expense since January 1, 2003. The Company’s results of operations reflect compensation expense for all employee stock-based compensation, including the unvested portion of stock options granted prior to 2003. ASC Topic 718 requires that management make assumptions including stock price volatility and employee turnover that are utilized to measure compensation expense. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of subjective assumptions (see note 13).

Cash and Cash Equivalents—For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks as well as federal funds sold that mature in three days or less.

Earnings Per Share—On January 1, 2009, the Company adopted new authoritative accounting guidance under ASC Topic 260, “Earnings Per Share,” which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.

ASC Topic 260, “Earnings Per Share” requires presentation of basic and diluted earnings per share. Under the two-class method, basic earnings per common share is computed by dividing net earnings allocated to common stock by the weighted-average number of common shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock using the treasury stock method.

Net income per common share for all periods presented has been calculated in accordance with ASC Topic 260. Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares.

The following table illustrates the computation of basic and diluted earnings per share:

	December 31,
	2009		2008		2007
	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(In thousands, except per share data)
Net income	$111,879		$84,507		$84,151
Basic:
Weighted average shares outstanding	46,177	$2.42	45,300	$1.87	42,928	$1.96

Diluted:
Weighted average shares outstanding	46,177		45,300		42,928
Effect of dilutive securities—options	177		179		382

Total	46,354	$2.41	45,479	$1.86	43,310	$1.94

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The incremental shares for the assumed exercise of the outstanding options were determined by application of the treasury stock method. There were no stock options exercisable at December 31, 2009, 2008 and 2007 that would have had an anti-dilutive effect on the above computation.

New Accounting Standards

As discussed in Note 1—Accounting Standards Codification, on July 1, 2009, the Accounting Standards Codification became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles applicable to all public and non-public non-governmental entities, superseding existing FASB, AICPA, EITF and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritive. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

FASB ASC Topic 260, “Earnings Per Share.” On January 1, 2009, the Company adopted new authoritative accounting guidance under ASC Topic 260 which provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.

ASC Topic 260 requires presentation of basic and diluted earnings per share. Under the two-class method, basic earnings per common share is computed by dividing net earnings allocated to common stock by the weighted-average number of common shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock using the treasury stock method.

FASB ASC Topic 320, “Investments—Debt and Equity Securities.” New authoritative accounting guidance under ASC Topic 320 (i) changes existing guidance for determining whether an impairment is other than temporary to debt securities and (ii) replaces the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired security until recovery with a requirement that management assert: (a) it does not have the intent to sell the security; and (b) it is more likely than not it will not have to sell the security before recovery of its cost basis. Under ASC Topic 320, declines in the fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment related to other factors is recognized in other comprehensive income. The Company adopted the provisions of the new authoritative accounting guidance under ASC Topic 320 during the first quarter of 2009. Adoption of the new guidance did not significantly impact the Company’s financial statements.

FASB ASC Topic 805, “Business Combinations.” On January 1, 2009, new authoritative accounting guidance under ASC Topic 805 became applicable to the Company’s accounting for business combinations closing on or after January 1, 2009. ASC Topic 805 applies to all transactions and other events in which one entity obtains control over one or more other businesses. ASC Topic 805 requires an acquirer, upon initially obtaining control of another entity, to recognize the assets, liabilities and any non-controlling interest in the acquiree at fair value as of the acquisition date. Contingent consideration is required to be recognized and measured at fair value on the date of acquisition rather than at a later date when the amount of that consideration may be determinable beyond a reasonable doubt. This fair value approach replaces the cost-allocation process required under previous accounting guidance whereby the cost of an acquisition was allocated to the individual assets acquired and liabilities assumed based on their estimated fair value. ASC Topic 805 requires acquirers to

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expense acquisition-related costs as incurred rather than allocating such costs to the assets acquired and liabilities assumed, as was previously the case under prior accounting guidance. Assets acquired and liabilities assumed in a business combination that arise from contingencies are to be recognized at fair value if fair value can be reasonably estimated. If fair value of such an asset or liability cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with ASC Topic 450. Under ASC Topic 805, the requirements of ASC Topic 420, “Exit or Disposal Cost Obligations,” would have to be met in order to accrue for a restructuring plan in purchase accounting. Pre-acquisition contingencies are to be recognized at fair value, unless it is a non-contractual contingency that is not likely to materialize, in which case, nothing should be recognized in purchase accounting and, instead, that contingency would be subject to the probable and estimable recognition criteria of ASC Topic 450. Adoption of the new guidance will have a significant impact on the Company’s accounting for business combinations closing on or after January 1, 2009.

FASB ASC Topic 810, “Consolidation.” New authoritative accounting guidance under ASC Topic 810 amended prior guidance to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. Under ASC Topic 810, a non-controlling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, ASC Topic 810 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. The new authoritative accounting guidance under ASC Topic 810 became effective for the Company on January 1, 2009 and did not have a significant impact on the Company’s financial statements.

Further new authoritative accounting guidance under ASC Topic 810 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. The new authoritative accounting guidance requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. The new authoritative accounting guidance under ASC Topic 810 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.

FASB ASC Topic 820. ASC Topic 820, “Fair Value Measurements and Disclosures,” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The provisions of ASC Topic 820 became effective for the Company on January 1, 2008 for financial assets and financial liabilities and on January 1, 2009 for non-financial assets and non-financial liabilities (see Note 8—Fair Value).

Additional new authoritative accounting guidance under ASC Topic 820 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell the asset in an orderly transaction, and clarifies and includes additional factors for determining whether there has been a significant decrease in market activity for an asset when the market for that asset is not active. ASC Topic 820 requires an entity to base its conclusion about whether a transaction was not orderly on the weight of the evidence. The new accounting guidance amended prior guidance to expand certain disclosure requirements. The Company adopted the new authoritative accounting guidance under ASC Topic 820 during the first quarter of 2009. Adoption of the new guidance did not significantly impact the Company’s financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Further new authoritative accounting guidance under ASC Topic 820 provides guidance for measuring the fair value of a liability in circumstances in which a quoted price in an active market for the identical liability is not available. In such instances, a reporting entity is required to measure fair value utilizing a valuation technique that uses (i) the quoted price of the identical liability when traded as an asset, (ii) quoted prices for similar liabilities or similar liabilities when traded as assets, or (iii) another valuation technique that is consistent with the existing principles of ASC Topic 820, such as an income approach or market approach. The new authoritative accounting guidance also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. The forgoing new authoritative accounting guidance under ASC Topic 820 became effective for the Company’s financial statements for periods ending after October 1, 2009 and did not have a significant impact on the Company’s financial statements.

FASB ASC Topic 825. New authoritative accounting guidance under ASC Topic 825, “Financial Instruments,” requires an entity to provide disclosures about the fair value of financial instruments in interim financial information and amends prior guidance to require those disclosures in summarized financial information at interim reporting periods. The new interim disclosures required under ASC Topic 825 are included in Note 8—Fair Value.

FASB ASC Topic 855. New authoritative accounting guidance under ASC Topic 855, “Subsequent Events,” establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC Topic 855 defines (i) the period after the balance sheet date during which a reporting entity’s management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and (iii) the disclosures an entity should make about events or transactions that occurred after the balance sheet date. The new authoritative accounting guidance under ASC Topic 855 became effective for the Company’s financial statements for periods ending after June 15, 2009 and did not have a significant impact on the Company’s financial statements.

FASB ASC Topic 860. New authoritative accounting guidance under ASC Topic 860, “Transfers and Servicing,” amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. The new authoritative accounting guidance eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. The new authoritative accounting guidance also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The new authoritative accounting guidance under ASC Topic 860 will be effective January 1, 2010 and is not expected to have a significant impact on the Company’s financial statements.

2. ACQUISITIONS

Acquisitions are an integral part of the Company’s growth strategy. All acquisitions were accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of the acquired entities were recorded at their fair values at the acquisition date. The excess of the purchase price over the estimated fair value of the net assets for each acquisition was recorded as goodwill, none of which is deductible for tax purposes. The identified core deposit intangibles for each acquisition are being amortized using an accelerated amortization method over an 8 to 10 year life. The results of operations for each acquisition have been included in the Company’s consolidated financial results beginning on the respective acquisition date. The following acquisitions were completed on the dates indicated:

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company had no acquisitions in 2009.

On January 10, 2008, the Company completed its acquisition of six (6) Houston banking centers from Banco Popular North America. In connection with the acquisition, the Company assumed approximately $125.0 million in deposits. In the second quarter of 2008, one banking center was closed and consolidated with a nearby Company banking center. The Company paid a premium of $13.0 million or 10.1% to assume the deposits of Banco Popular.

In connection with the purchase, the Company recorded a premium of $14.4 million, of which $1.3 million was identified as core deposit intangibles. The remaining $13.1 million of the premium was recorded as goodwill.

On June 1, 2008, the Company completed its acquisition of 1st Choice Bancorp, Inc and its wholly-owned subsidiary, 1st Choice Bank. 1st Choice operated two (2) banking offices in Houston, Texas, with one location in South Houston and another in the Heights area. The Company’s Heights banking center was consolidated with the 1st Choice Heights location, with the resulting banking center being located in 1st Choice’s Heights banking office. As of March 31, 2008, 1st Choice had, on a consolidated basis, total assets of $313.9 million, loans of $198.9 million, deposits of $285.1 million and stockholders’ equity of $27.5 million. Under the terms of the definitive agreement, Prosperity issued 1,757,752 shares of Prosperity common stock plus approximately $18,758,000 in cash for all outstanding shares of 1st Choice.

In connection with the purchase, the Company recorded a premium of $51.1 million, of which $637,000 was identified as core deposit intangibles. The remaining $50.5 million of the premium was recorded as goodwill.

On November 7, 2008, the Bank assumed approximately $3.6 billion of deposits and acquired certain assets from the FDIC, acting in its capacity as receiver for Franklin Bank (the “Franklin acquisition” or the “Franklin Bank acquisition”). The FDIC entered into a purchase and assumption agreement with the Bank, in which the Bank paid a premium of $60.9 million to ensure that all deposits of Franklin Bank, both insured and uninsured, were transferred to it. Under terms of the purchase and assumption agreement, the Bank acquired certain assets from the FDIC, including approximately $350 million in U.S. Treasury and Agency Securities and approximately $360 million in performing loans. The remaining net proceeds from deposits assumed in the transaction were predominately invested in mortgage backed securities primarily issued by federal government agencies such as Ginnie Mae, Freddie Mac and Fannie Mae.

While Franklin Bank operated forty-five (45) full service banking offices, the Company currently operates thirty-three (33) of these locations. The former Franklin Bank locations closed were consolidated into nearby Company banking centers.

In connection with the purchase, the Company recorded a premium of $70.8 million, of which $7.3 million was identified as core deposit intangibles. The remaining $63.5 million of the premium was recorded as goodwill.

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

The pro forma results are not necessarily indicative of what actually would have occurred if the Franklin acquisition had occurred on January 1 of each indicated period, or of any future consolidated results.

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On September 1, 2007, the Company completed its acquisition of The Bank of Navasota, N.A., Navasota, Texas through the merger of the Bank of Navasota into the Bank. The Company issued 251,360 shares of its common stock and paid approximately $8.6 million in cash for all of the issued and outstanding capital stock of the Bank of Navasota. The Bank of Navasota operated one banking office in Navasota, Texas, which became a full-service banking center of Prosperity Bank. As of June 30, 2007, the Bank of Navasota had total assets of $73.4 million, loans of $33.0 million, deposits of $63.8 million and shareholders’ equity of $9.1 million.

In connection with the purchase, the Company recorded a premium of $9.1 million, of which $2.0 million was identified as core deposit intangibles. The remaining $7.1 million of the premium was recorded as goodwill.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. GOODWILL AND CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles for fiscal 2009 and 2008 were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)
Balance as of December 31, 2007	$753,909	$46,069
Less:
Amortization	—	(9,797)
Add:
Acquisition of Franklin Bank.	61,303	—
Acquisition of 1st Choice Bancorp, Inc.	50,460	637
Acquisition of Banco Popular branches	13,122	1,287
Prior year acquisition of Bank of Navasota	426	—
Prior year acquisition of Texas United Bancshares, Inc.	(3,073)	—
Purchase accounting adjustments to prior year acquisitions (deferred tax adjustments)	(1,493)	—

Balance as of December 31, 2008	874,654	38,196
Less:
Amortization	—	(10,075)
Add:
Prior year acquisition of Franklin Bank.	2,266	7,264
Prior year acquisition of 1st Choice Bancorp, Inc.	17	—
Prior year acquisition of Banco Popular branches	50	—

Balance as of December 31, 2009	$876,987	$35,385

Purchase accounting adjustments to prior year acquisitions were made to adjust deferred tax asset and liability balances. Goodwill is recorded on the acquisition date of each entity. The Company may record subsequent adjustments to goodwill for amounts undeterminable at acquisition date, such as deferred taxes and real estate valuations, and therefore the goodwill amounts reflected in the table above may change accordingly. The Company initially records the total premium paid on acquisitions as goodwill. After finalizing the valuation, core deposit intangibles are identified and reclassified from goodwill to core deposit intangibles on the balance sheet. This reclassification has no effect on total assets or liabilities. Management performs an evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill and other intangibles has occurred. If any such impairment is determined, a write down is recorded. As of December 31, 2009, there was no impairment recorded on goodwill.

Core deposit intangibles (“CDI”) are amortized on an accelerated basis over their estimated lives, which the Company believes is between 8 and 10 years. Gross core deposit intangibles outstanding were $76.7 million and $69.5 million at December 31, 2009 and December 31, 2008, respectively. Net core deposit intangibles outstanding were $35.4 million and $38.2 million at the same dates, respectively. Amortization expense related to intangible assets totaled $10.1 million and $9.8 million for the years ended December 31, 2009 and 2008, respectively. The changes are primarily due to the core deposit intangibles from the Franklin Bank acquisition and amortization.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated aggregate future amortization expense for CDI remaining as of December 31, 2009 is as follows (dollars in thousands):

2010	$8,662
2011	7,420
2012	6,033
2013	4,189
2014	3,073
Thereafter	6,008

Total	$35,385

4. CASH AND DUE FROM BANKS

The Bank is required by the Federal Reserve Bank of Dallas to maintain average reserve balances. “Cash and due from banks” in the consolidated balance sheets includes amounts so restricted of $39.0 million and $71.3 million at December 31, 2009 and 2008, respectively.

5. SECURITIES

The amortized cost and fair value of investment securities as of December 31, 2009 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
U.S. Treasury securities and obligations of U.S. government agencies	$1,014	$26	$—	$1,040
States and political subdivisions	49,280	1,398	(356)	50,322
Collateralized mortgage obligations	1,169	—	(31)	1,138
Mortgage-backed securities	505,170	24,306	(106)	529,370
Qualified Zone Academy Bond	8,000	582	—	8,582
Other securities	9,015	36	—	9,051

Total	$573,648	$26,348	$(493)	$599,503

Held to Maturity
U.S. Treasury securities and obligations of U.S. government agencies	$40,701	$1,621	$—	$42,322
States and political subdivisions	32,895	809	(1,050)	32,654
Corporate debt securities	1,500	10	—	1,510
Collateralized mortgage obligations	295,754	3,652	(1,156)	298,250
Mortgage-backed securities	3,135,037	111,045	(22)	3,246,060
Qualified School Construction Bonds (QSCB)	12,900	57	—	12,957

Total	$3,518,787	$117,194	$(2,228)	$3,633,753

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amortized cost and fair value of investment securities as of December 31, 2008 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
U.S. Treasury securities and obligations of U.S. government agencies	$91,103	$28	$—	$91,131
States and political subdivisions	50,008	763	(1,846)	48,925
Collateralized mortgage obligations	1,437	—	(58)	1,379
Mortgage-backed securities	642,529	16,914	(744)	658,699
Qualified Zone Academy Bond	8,000	—	—	8,000
Other securities	9,009	101	—	9,110

Total	$802,086	$17,806	$(2,648)	$817,244

Held to Maturity
U.S. Treasury securities and obligations of U.S. government agencies	$60,044	$2,328	$—	$62,372
States and political subdivisions	34,561	201	(3,152)	31,610
Corporate debt securities	1,500	63	—	1,563
Collateralized mortgage obligations	177,952	2,222	(1,012)	179,162
Mortgage-backed securities	3,069,100	65,236	(62)	3,134,274

Total	$3,343,157	$70,050	$(4,226)	$3,408,981

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities classified as available for sale or held-to-maturity are generally evaluated for OTTI under FASB ASC Topic 320, Investments—Debt and Equity Securities. Certain purchased beneficial interests, including non-agency mortgage-backed securities, asset-backed securities, and collateralized debt obligations, that had credit ratings at the time of purchase of below AA are evaluated using the model outlined in ASC Topic 325, Investments-Other. The Company currently does not own any securities that are accounted for under ASC Topic 325.

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

When OTTI occurs under either model, the amount of the other-than-temporary-impairment recognized in earnings depends on whether an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss. If an entity intends to

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

sell or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI shall be separated into the amount representing the credit related portion of the impairment loss (“credit loss”) and the noncredit portion of the impairment loss (“noncredit portion”). The amount of the total OTTI related to the credit loss is determined based on the difference between the present value of cash flows expected to be collected and the amortized cost basis and such difference is recognized in earnings. The amount of the total OTTI related to the noncredit portion shall be recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings shall become the new amortized cost basis of the investment.

Management believes the Company does not intend to sell any debt securities or more likely than not will not be required to sell any debt securities before their anticipated recovery, at which time the Company will receive full value for the securities. Furthermore, management has the ability and intent to hold the securities classified as available for sale that were in a loss position as of December 31, 2009 for a period of time sufficient for an entire recovery of the cost basis of the securities. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2009, management believes any impairment in the Company’s securities are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

As part of its regular quarterly review for impairment of marketable securities, the Company recognized an other-than-temporary impairment charge of $14.0 million pre-tax and $10.0 million pre-tax on Federal Home Loan Mortgage Corporation (“FHLMC” or Freddie Mac) and on Federal National Mortgage Association (“FNMA” or Fannie Mae) government sponsored, investment grade perpetual callable preferred securities during the years ended December 31, 2008 and 2007, respectively. The other-than-temporary-impairment charges were recorded on six perpetual preferred stock issues classified as available for sale investment securities with a total book value (prior to recognition of the impairment charges) of $24.0 million. The Company decided to recognize the unrealized mark-to-market loss on these investment grade securities as an other-than-temporary impairment charge because of the significant decline in the market value of these securities and because management believes it is unlikely that these securities will recover their original book value within a reasonable amount of time. Market value decreases on available for sale securities are recorded as an unrealized mark-to-market loss and reflected as a reduction to shareholders’ equity through other comprehensive income. Accordingly, the recognition of the other-than-temporary impairment non-cash charge did not affect shareholders’ equity, or tangible shareholders’ equity.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Securities with unrealized losses segregated by length of time such securities have been in a continuous loss position at December 31, 2009 were as follows:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
U.S. Treasury securities and obligations of U.S. government agencies	$—	$—	$—	$—	$—	$—
States and political subdivisions	3,152	(42)	5,882	(314)	9,034	(356)
Collateralized mortgage obligations	—	—	1,139	(31)	1,139	(31)
Mortgage-backed securities	3,807	(20)	8,875	(86)	12,682	(106)

Total	$6,959	$(62)	$15,896	$(431)	$22,855	$(493)

Held to Maturity
U.S. Treasury securities and obligations of U.S. government agencies	$—	$—	$—	$—	$—	$—
States and political subdivisions	1,268	(67)	11,630	(983)	12,898	(1,050)
Corporate debt securities	—	—	—	—	—	—
Collateralized mortgage obligations	100,666	(193)	9,322	(963)	109,988	(1,156)
Mortgage-backed securities	1,514	(6)	2,863	(16)	4,377	(22)

Total	$103,448	$(266)	$23,815	$(1,962)	$127,263	$(2,228)

At December 31, 2009, there were approximately 339 securities in an unrealized loss position for more than 12 months.

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The amortized cost and fair value of investment securities at December 31, 2009, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	December 31, 2009
	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$20,774	$21,048	$8,303	$8,328
Due after one year through five years	16,282	17,342	13,369	14,047
Due after five years through ten years	20,817	21,759	18,003	18,838
Due after ten years	30,123	29,294	27,634	27,782

Subtotal	87,996	89,443	67,309	68,995
Mortgage-backed securities and collateralized mortgage obligations	3,430,791	3,544,310	506,339	530,508

Total	$3,518,787	$3,633,753	$573,648	$599,503

There were no sales of securities classified as available for sale for the year ended December 31, 2009 or 2008.

At December 31, 2009 and 2008, the Company did not own securities of any one issuer (other than the U.S. government and its agencies) for which aggregate adjusted cost exceeded 10% of the consolidated shareholders’ equity at such respective dates.

Securities with an amortized cost of $2.35 billion and $1.90 billion and a fair value of $2.44 billion and $1.93 billion at December 31, 2009 and 2008, respectively, were pledged to collateralize public deposits and for other purposes required or permitted by law.

6. LOANS

The loan portfolio consists of various types of loans made principally to borrowers located in South and Southeast Texas, Houston, Central Texas, East Texas, Corpus Christi and Dallas/Fort Worth and is classified by major type as follows:

	December 31,
	2009	2008
	(Dollars in thousands)
Commercial and industrial	$392,975	$482,476
Real estate:
Construction and land development	557,245	666,081
1-4 family residential	709,101	668,097
Home equity	117,661	107,048
Commercial mortgage	1,261,267	1,268,340
Farmland	93,288	96,970
Multi-family residential	77,952	75,063
Agriculture	42,241	48,679
Consumer (net of unearned discount)	102,436	137,639
Other	22,537	16,664

Total(1)	$3,376,703	$3,567,057

(1)	Includes loans held for sale.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company had $16.4 million in nonperforming assets at December 31, 2009 compared with $14.4 million at December 31, 2008. The nonperforming assets at December 31, 2009 consisted of one hundred-thirteen (113) separate credits or ORE properties, of which forty-six (46) credits were related to loans acquired in the Company’s 2008 and 2007 acquisitions. The nonperforming assets at December 31, 2008 consisted of ninety-eight (98) separate credits or ORE properties, of which 45 credits were related to loans acquired in the Company’s 2007 and 2008 acquisitions. Interest foregone on nonaccrual loans for the years ended December 31, 2009, 2008 and 2007 was $434,000, $121,000 and $47,000, respectively.

The contractual maturity ranges of the 1-4 family residential, home equity, commercial and industrial, commercial mortgage, construction and land development, and agriculture portfolios and the amount of such loans with predetermined interest rates and floating rates in each maturity range are summarized in the following table:

	December 31, 2009
	One Year or Less	After One Through Five Years	After Five Years	Total
	(Dollars in thousands)
1-4 family residential and home equity	$17,236	$68,102	$741,424	$826,762
Commercial and industrial	172,945	152,456	67,574	392,975
Commercial mortgage	60,187	138,943	1,062,137	1,261,267
Construction and land development	154,685	105,506	297,054	557,245
Agriculture	27,483	13,990	768	42,241

Total	$432,536	$478,997	$2,168,957	$3,080,490

Loans with a predetermined interest rate.	$142,225	$289,979	$797,186	$1,229,390
Loans with a floating interest rate.	290,311	189,018	1,371,771	1,851,100

Total	$432,536	$478,997	$2,168,957	$3,080,490

As of December 31, 2009 and 2008, loans outstanding to directors, officers and their affiliates totaled $15.5 million and $15.1 million, respectively. All transactions entered into between the Company and such related parties are done in the ordinary course of business, made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related-party loans is as follows:

	Year Ended December 31,
	2009	2008
	(Dollars in thousands)
Beginning balance	$15,067	$6,685
New loans and reclassified related loans	3,521	12,046
Repayments	(3,048)	(3,664)

Ending balance	$15,540	$15,067

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. ALLOWANCE FOR CREDIT LOSSES

An analysis of activity in the allowance for credit losses is as follows:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Balance at beginning of year.	$36,970	$32,543	$23,990
Balance acquired in the 1st Choice acquisition	—	2,182	—
Balance acquired in the TXUI and Navasota acquisitions	—	—	13,386
Addition—provision charged to operations	28,775	9,867	760
Charge-offs and recoveries:
Loans charged off	(15,399)	(9,182)	(8,162)
Loan recoveries	1,517	1,560	2,569

Net charge-offs	(13,882)	(7,622)	(5,593)

Balance at end of year.	$51,863	$36,970	$32,543

The Company’s allowance for credit losses consists of two elements: (i) specific valuation allowances determined in accordance with ASC Topic 310, “Receivables” based on probable losses on specific loans; and (ii) a general valuation allowance based on historical loan loss experience, general economic conditions and other qualitative risk factors both internal and external to the Company in accordance with ASC Topic 450. The recorded investment in impaired loans was $21.7 million and $12.8 million at December 31, 2009 and 2008, respectively. Such impaired loans required an allowance for credit losses of $5.4 million and $3.5 million at December 31, 2009 and 2008, respectively.

8. FAIR VALUE

Effective January 1, 2008, the Company adopted FASB ASC Topic 820, which defines fair value, addresses aspects of the expanding application of fair value accounting and establishes a consistent framework for measuring fair value. Fair values represent the estimated price that would be received from selling an asset or paid to transfer a liability, otherwise knows as an “exit price”.

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

•

Level 2—Other significant observable inputs (including quoted prices in active markets for similar assets or liabilities) or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s Level 2 assets include US government and agency mortgage-backed securities, corporate securities, municipal bonds and CRA funds.

•

Level 3—Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair values requires significant management judgment or estimation.

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to ASC Topic 820.

The following tables present fair value measurements as of December 31, 2009 and 2008:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
2009:
Measured on a recurring basis:
Available for sale securities (at fair value)	$—	$599,503	$—	$599,503

Total December 31, 2009	$—	$599,503	$—	$599,503

2008:
Measured on a recurring basis:
Interest bearing deposits in financial institutions	$106	$—	$—	$106
Available for sale securities (at fair value)	—	817,244	—	$817,244

Total December 31, 2008	$106	$817,244	$—	$817,350

Certain assets and liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). These instruments include other real estate owned, repossessed assets, held to maturity debt securities and impaired loans per ASC Topic 310. For the year ended December 31, 2009, the Company had additions to other real estate owned of $27.4 million of which $7.1 million were outstanding December 31, 2009. For the year ended December 31, 2009, the Company had additions to impaired loans of $18.3 million of which $14.7 million were outstanding December 31, 2009. The remaining financial assets and financial liabilities measured at fair value on a non-recurring basis that were recorded in 2009 and remained outstanding at December 31, 2009 were not significant.

The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. In estimating fair value, the Company utilizes valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. Such valuation techniques are consistently applied. Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability. ASC Topic 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs

The fair value disclosures below represent the Company’s estimates based on relevant market information and information about the financial instruments. Fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of the various instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in the above methodologies and assumptions could significantly affect the estimates.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and Cash Equivalents, Interest Bearing Deposits in Financial Institutions and Federal Funds Sold—The carrying amount is a reasonable estimate of fair value for these short-term instruments.

Securities—The fair value of securities is determined by quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans Held for Investment and Sale—For certain homogeneous fixed-rate categories of loans (such as some residential mortgages and other consumer loans), fair value is estimated by discounting the future cash flows using the risk-free Treasury rate for the applicable maturity, adjusted for servicing and credit risk. The carrying value of variable rate loans approximates fair value because the loans reprice frequently to current market rates.

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

Other Borrowings—Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of other borrowings using a discounted cash flows methodology.

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

FASB ASC Topic 825, requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The carrying amount and estimated fair values of the Company’s financial instruments are as follows:

	December 31,
	2009		2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash and due from banks	$194,963	$194,963	$212,335	$212,335
Interest bearing deposits in financial institutions	—	—	106	106
Federal funds sold	354	354	16,298	16,298
Held to maturity securities	3,518,787	3,633,753	3,343,157	3,408,981
Available for sale securities	599,503	599,503	817,244	817,244
Loans held for investment and sale, net of allowance for credit losses	3,324,840	3,328,393	3,530,087	3,577,158

Total	$7,638,447	$7,756,966	$7,919,227	$8,032,122

Financial liabilities:
Deposits	$7,258,550	$7,279,201	$7,303,297	$7,337,773
Junior subordinated debentures	92,265	92,538	92,265	95,801
Other borrowings	26,140	27,331	229,395	232,716
Securities sold under repurchase agreements	72,596	72,596	96,017	96,017

Total	$7,449,551	$7,471,666	$7,720,974	$7,762,307

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

9. PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	Year Ended December 31,
	2009	2008
	(Dollars in thousands)
Land	$48,684	$37,291
Buildings	110,229	95,385
Furniture, fixtures and equipment	22,445	24,449
Construction in progress	1,266	88

Total	182,624	157,213
Less accumulated depreciation	(33,769)	(33,575)

Premises and equipment, net	$148,855	$123,638

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation expense was $8.2 million, $7.7 million and $7.6 million for the years ended December 31, 2009, 2008 and 2007 respectively.

10. DEPOSITS

Included in interest-bearing deposits are certificates of deposit in amounts of $100,000 or more. These certificates and their remaining maturities at December 31, 2009 were as follows:

December 31, 2009
(Dollars in thousands)
Three months or less	$333,576
Over three through six months.	359,691
Over six through 12 months	416,647
Over 12 months	112,251

Total	$1,222,165

Interest expense for certificates of deposit in excess of $100,000 was $36.3 million, $37.5 million and $36.4 million, for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company has no brokered deposits and there are no major concentrations of deposits with any one depositor.

11. OTHER BORROWINGS AND SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

The Company utilizes borrowings to supplement deposits to fund its lending and investment activities. Borrowings consist of funds from the Federal Home Loan Bank (“FHLB”) and correspondent banks. FHLB advances are considered short-term, overnight borrowings and FHLB notes payable are considered long-term borrowings. At December 31, 2009, the Company had $26.1 million in FHLB borrowings, all of which consisted of long-term FHLB notes payable compared with $229.4 million in FHLB borrowings at December 31, 2008, of which $29.4 million consisted of long-term FHLB notes payable and $200.0 million consisted of short-term advances. FHLB advances are available to the Company under a security and pledge agreement. At December 31, 2009, the Company had total funds of $2.73 billion available under this agreement of which $26.1 million was outstanding. The weighted average interest rate paid on the FHLB notes payable at December 31, 2009 was 5.5%. As of December 31, 2009, the maturity dates on the FHLB notes payable ranged from the years 2010 to 2028 and had interest rates ranging from 3.08% to 6.10%. The highest outstanding balance of FHLB advances during 2009 was $231.0 million compared with $280.0 million during 2008. The average rate paid on FHLB advances for the year ended December 31, 2009 was 0.36%.

At December 31, 2009, the Company had $72.6 million in overnight securities sold under repurchase agreements compared with $96.0 million at December 31, 2008, a decrease of $23.4 million or 24.4% with average rates paid of 1.25% and 2.83%, respectively.

The following table presents the Company’s borrowings at December 31, 2009 and December 31, 2008:

	December 31, 2009	December 31, 2008
	(Dollars in thousands)
FHLB advances	$—	$200,000
FHLB long-term notes payable	26,140	29,395

Total other borrowings	26,140	229,395
Securities sold under repurchase agreements	72,596	96,017

Total	$98,736	$325,412

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. INCOME TAXES

The components of the provision for federal income taxes are as follows:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Current	$61,794	$35,214	$35,709
Deferred.	(4,950)	6,715	5,895

Total	$56,844	$41,929	$41,604

The provision for federal income taxes differs from the amount computed by applying the federal income tax statutory rate on income as follows:

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Taxes calculated at statutory rate	$59,053	$44,253	$44,014
Increase (decrease) resulting from:
Tax-exempt interest	(1,825)	(1,698)	(1,579)
Qualified Zone Academy Bond credit	(373)	(373)	(373)
Qualified School Construction Bond credit	(29)	—	—
Dividends received deduction	—	(106)	(288)
BOLI income	(470)	(704)	(663)
Qualified stock options	148	205	280
Other, net	340	352	213

Total	$56,844	$41,929	$41,604

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred tax assets and liabilities are as follows:

	December 31,
	2009	2008
	(Dollars in thousands)
Deferred tax assets:
Allowance for credit losses	$17,854	$12,605
Accrued liabilities	3,484	3,459
Certificates of deposit	64	149
Deferred compensation	338	341
Securities	989	1,543
Restricted stock	791	630

Total deferred tax assets	23,520	18,727

Deferred tax liabilities:
Loans	$(325)	$(159)
Goodwill and core deposit intangibles	(13,032)	(16,902)
Unrealized gain on available for sale securities	(9,049)	(5,305)
Bank premises and equipment	(6,019)	(3,298)
Deferred loan fees and costs	(399)	(322)
Investments in partnerships	(7,857)	(6,909)
Prepaid expenses	(707)	(851)
FHLB dividends	—	(41)
Other	(8)	(22)

Total deferred tax liabilities.	(37,396)	(33,809)

Net deferred tax liabilities	$(13,876)	$(15,082)

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and estimates of future taxable income over the periods for which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at December 31, 2009. The change in the Company’s deferred tax assets and liabilities include purchase accounting adjustments.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company had no tax positions at December 31, 2009 that did not meet the more-likely-than not recognition threshold. ASC Topic 740 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. The Company’s policy for recording interest and penalties associated with audits is to record such items as a

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

component of income before taxes. Penalties are recorded in other (gains) losses and interest paid or received is recorded in interest expense or interest income, respectively, in the consolidated statement of income. As of December 31, 2009, the Company has not accrued any interest and penalties related to unrecognized tax benefits. The Company has identified its federal tax return and its state tax return in Texas as “major” tax jurisdictions, as defined. The only periods subject to examination for the Company’s federal return are the 2006 through 2008 tax years.

13. STOCK INCENTIVE PROGRAMS

At December 31, 2009, the Company had three stock-based employee compensation plans and four stock option plans assumed in connection with acquisitions under which no additional options will be granted. The Company accounts for stock-based employee compensation plans using the fair value-based method of accounting in accordance with ASC Topic 718. ASC Topic 718 was effective for companies in 2006; however, the Company has been recognizing compensation expense since January 1, 2003. The Company recognized $1.5 million in stock-based compensation expense for each year ended December 31, 2009 and 2008 and $2.0 million for the year ended December 31, 2007. There was approximately $383,000, $334,000 and $409,000 of income tax benefit recorded for the stock-based compensation expense for the same periods, respectively.

During 1995, the Company’s Board of Directors approved a stock option plan (the “1995 Plan”) for executive officers and key associates to purchase common stock of Bancshares. A total of 675,000 options have been granted under the 1995 Plan as of December 31, 2009. The maximum number of shares reserved for issuance pursuant to options granted under the 1995 Plan was 680,000 (after two-for-one and four-for-one stock splits). Options to purchase a total of 15,000 shares of common stock of Bancshares were outstanding at December 31, 2009, of which 7,500 options were exercisable. The 1995 Plan has expired and therefore no additional options may be issued from the 1995 Plan.

During 1998, the Company’s Board of Directors and shareholders approved the Prosperity Bancshares, Inc. 1998 Stock Incentive Plan (the “1998 Plan”) which authorizes the issuance of up to 920,000 (after two-for-one stock split) shares of the common stock of Bancshares under both non-qualified and incentive stock options to employees and non-qualified stock options to directors who are not employees. The 1998 Plan also provides for the granting of restricted stock awards, stock appreciation rights, phantom stock awards and performance awards on substantially similar terms. A total of 834,500 options have been granted under the 1998 Plan as of December 31, 2009. Options to purchase a total of 591,957 shares of common stock of Bancshares were outstanding at December 31, 2009, of which 393,232 options were exercisable. The 1998 Plan has expired and therefore no additional options may be issued from the 1995 Plan.

In December 2004, the Company’s Board of Directors established the Prosperity Bancshares, Inc. 2004 Stock Incentive Plan (the “2004 Plan”), which was approved by the Company’s shareholders on February 23, 2005. The 2004 Plan authorizes the issuance of up to 1,250,000 shares of common stock upon the exercise of options granted under the 2004 Plan or upon the grant or exercise, as the case may be, of other awards granted under the 2004 Plan. The 2004 Plan provides for the granting of incentive and nonqualified stock options to employees and nonqualified stock options to directors who are not employees. The 2004 Plan also provides for the granting of shares of restricted stock, stock appreciation rights, phantom stock awards and performance awards on substantially similar terms. A total of 199,500 options and 447,591 shares of restricted stock have been granted under the 2004 Plan as of December 31, 2009. Options to purchase a total of 199,500 shares of common stock of Bancshares were outstanding at December 31, 2009, of which 29,750 were exercisable. At December 31, 2009, 385,898 shares of restricted stock were outstanding and subject to forfeiture restrictions. Remaining shares available for grant under the 2004 Plan totaled 602,909 at December 31, 2009.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On September 1, 2002, the Company acquired Paradigm Bancorporation. The options to purchase shares of Paradigm common stock outstanding at the effective time of the transaction were converted into options to purchase a total of 34,673 shares of Bancshares common stock at exercise prices ranging from $8.28 to $11.50 per share. The converted options are governed by the original plan under which they were issued. Options to purchase a total of 760 shares of common stock of Bancshares were outstanding at December 31, 2009.

On March 1, 2005, the Company acquired First Capital Bankers, Inc. The options to purchase shares of First Capital Bankers, Inc. common stock outstanding at the effective time of the transaction were converted into options to purchase a total of 233,779 shares of Bancshares common stock at exercise prices ranging from $8.60 to $20.26 per share. The converted options are governed by the original plans under which they were issued. Options to purchase a total of 8,957 shares of common stock of Bancshares were outstanding at December 31, 2009.

On April 1, 2006, the Company acquired SNB Bancshares, Inc. The options to purchase shares of SNB Bancshares, Inc. common stock outstanding at the effective time of the transaction were converted into options to purchase a total of 467,578 shares of Bancshares common stock at exercise prices ranging from $8.15 to $19.65 per share. The converted options are governed by the original plan under which they were issued. Options to purchase a total of 20,904 shares of common stock of Bancshares were outstanding at December 31, 2009.

On January 31, 2007, the Company acquired Texas United Bancshares, Inc. The options to purchase shares of Texas United Bancshares, Inc. common stock outstanding at the effective time of the transaction were converted into options to purchase a total of 179,956 shares of Bancshares common stock at exercise prices ranging from $5.00 to $20.16 per share. The converted options are governed by the original plan under which they were issued. Options to purchase a total of 18,500 shares of common stock of Bancshares were outstanding at December 31, 2009.

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

The fair value of options was estimated using an option-pricing model with the following weighted average assumptions:

	December 31,
	2009	2008	2007
Expected life in years	5.12	5.03	4.69
Risk free interest rate	3.94%	4.13%	4.20%
Volatility(1)	21.25%	21.21%	21.04%
Dividend yield	1.25%	1.21%	1.23%

(1)	Volatility is a measure of fluctuations in the Company’s share price.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of changes in outstanding vested and unvested options during the three year period ended December 31, 2009 is set forth below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Options outstanding, January 1, 2007	1,142	$21.68
Options granted	235	17.84
Options forfeited	(27)	24.42
Options exercised	(262)	13.29
Options outstanding, December 31, 2007	1,088	$23.26	5.87	$6,668

Options granted	5	24.43
Options forfeited	(15)	21.11
Options exercised	(161)	16.16
Options outstanding, December 31, 2008	917	$24.58	5.36	$4,600

Options granted	72	30.64
Options forfeited	(20)	28.40
Options exercised	(113)	17.86
Options outstanding, December 31, 2009	856	$25.88	4.97	$12,481

Options vested or expected to vest, December 31, 2009	830	$25.60	4.90	$12,343
Options exercisable, December 31,2009	480	$23.37	4.03	$8,201

The total intrinsic value of the options exercised during the year ended December 31, 2009 and 2008 was $2.6 million and $2.2 million, respectively. The total fair value of shares vested and forfeited during the year ended December 31, 2009 was $1.4 million and $101,000, respectively.

A summary of changes in unvested options during the three year period ended December 31, 2009 is set forth below:

	Number of Options	Weighted Average Grant Date Fair Value
	(In thousands)
Unvested options outstanding, January 1, 2007	778	$5.93
Options granted	55	8.28
Unvested options forfeited	(27)	5.17
Options vested	(99)	3.23

Unvested options outstanding, December 31, 2007	707	$6.52
Options granted	5	3.85
Unvested options forfeited	(4)	5.52
Options vested	(179)	5.54

Unvested options outstanding, December 31, 2008	529	$6.83
Options granted	72	6.31
Unvested options forfeited	(15)	6.98
Options vested	(210)	6.63

Unvested options outstanding, December 31, 2009	376	$6.78

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company received $2.0 million, $2.6 million and $3.5 million in cash from the exercise of stock options during the years ended December 31, 2009, 2008 and 2007, respectively. There was no tax benefit realized from exercises of the stock-based compensation arrangements during the years ended December 31, 2009 and 2008.

As of December 31, 2009, there was $13.1 million of total unrecognized compensation expense related to stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.9 years.

The following table presents information relating to the Company’s stock options outstanding at December 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Number Outstanding	Weighted Average Exercise Price
$ 0.00 - $ 5.00	—	$—	—	—	$—
$ 5.01 - $10.00	11,931	8.43	1.46	11,931	8.43
$10.01 - $15.00	36,888	10.10	1.01	36,888	10.10
$15.01 - $20.00	101,302	18.11	3.17	101,302	18.11
$20.01 - $25.00	45,625	23.63	4.80	34,750	23.47
$25.01 - $30.00	517,832	26.53	4.85	284,982	27.25
$30.01 - $35.00	142,000	32.31	8.16	9,750	32.96

	855,578	$25.88	4.97	479,603	$23.37

14. OTHER NONINTEREST INCOME AND EXPENSE

Other noninterest income and expense totals are presented in the following tables. Components of these totals exceeding 1% of the aggregate of total net interest income and total noninterest income for any of the years presented and other amounts the Company elected to present are stated separately.

	Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Other noninterest income
Banking related service fees	$2,009	$1,963	$1,737
Brokered mortgage income	305	330	679
Income from leased assets	318	1,079	1,323
BOLI	1,344	2,011	1,893
Other	4,379	1,202	6,268

Total	$8,355	$6,585	$11,900

Other noninterest expense
Communications expense	$8,466	$6,582	$6,351
Ad valorem and franchise taxes	3,561	2,884	2,462
Regulatory assessments and FDIC insurance	13,662	1,843	1,035
Printing and supply expense	2,250	1,832	1,699
Travel and development expense	1,749	2,155	1,520
Professional fee expense	4,419	1,688	1,707
Other	11,536	6,457	5,552

Total	$45,643	$23,441	$20,326

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. PROFIT SHARING PLAN

The Company has adopted a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code whereby the participants may contribute a percentage of their compensation as permitted under the Code. Matching contributions are made at the discretion of the Company. Presently, the Company matches 50% of an employee’s contributions, up to 15% of such employee’s compensation, not to exceed the maximum allowable pursuant to the Internal Revenue Code and excluding catch-up contributions. Such matching contributions were approximately $1.9 million, $1.7 million and $1.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.

16. OFF-BALANCE SHEET ARRANGEMENTS, COMMITMENTS AND CONTINGENCIES

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of December 31, 2009 (other than deposit obligations and securities sold under repurchase agreements). The Company’s future cash payments associated with its contractual obligations pursuant to its junior subordinated debentures, FHLB notes payable and operating leases as of December 31, 2009 are summarized below. Payments for junior subordinated debentures include interest of $73.4 million that will be paid over the future periods. The future interest payments were calculated using the current rate in effect at December 31, 2009. With respect to floating interest rates, the payments were determined based on the 3-month LIBOR in effect at December 31, 2009. The current principal balance of the junior subordinated debentures at December 31, 2009 was $92.3 million. Payments for FHLB notes payable include interest of $5.0 million that will be paid over the future periods. Payments related to leases are based on actual payments specified in underlying contracts.

	Payments due in:
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Junior subordinated debentures	$3,057	$6,114	$6,114	$150,402	$165,687
Federal Home Loan Bank notes payable	12,388	4,062	3,258	11,458	31,166
Operating leases	4,219	6,440	3,828	796	15,283

Total.	$19,664	$16,616	$13,200	162,656	$212,136

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit expiring by period as of December 31, 2009 are summarized below.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$11,147	$2,212	$60	$—	$13,419
Commitments to extend credit	327,816	22,203	3,193	143,529	496,741

Total	$338,963	$24,415	$3,253	$143,529	$510,160

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

Commitments to Extend Credit. The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for credit losses. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts disclosed above do not necessarily represent future cash funding requirements. At December 31, 2009, $79.1 million of commitments to extend credit have fixed rates ranging from 2.50% to 18.00%.

The Company evaluates customer creditworthiness on a case-by-case basis. The amount of collateral obtained, if considered necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer.

Leases—The following table presents a summary of non-cancelable future operating lease commitments as of December 31, 2009 (dollars in thousands):

2010	$4,219
2011	3,405
2012	3,035
2013	2,342
2014	1,486
Thereafter	796

Total	$15,283

It is expected that in the normal course of business, expiring leases will be renewed or replaced by leases on other property or equipment.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rent expense under all noncancelable operating lease obligations aggregated approximately $5.1 million for the year ended December 31, 2009, $4.7 million for the year ended December 31, 2008 and $3.9 million for the year ended December 31, 2007.

Litigation—The Company has been named as a defendant in various legal actions arising in the normal course of business. In the opinion of management, after reviewing such claims with outside counsel, resolution of such matters will not have a materially adverse impact on the consolidated financial statements.

17. REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Any institution that fails to meet its minimum capital requirements is subject to actions by regulators that could have a direct material effect on the Company’s and the Bank’s financial statements. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines based on the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and the Bank’s classification under the regulatory framework for prompt corrective action are also subject to qualitative judgments by the regulators about the components, risk weightings and other factors.

To meet the capital adequacy requirements, the Company and the Bank must maintain minimum capital amounts and ratios as defined in the regulations. As of December 31, 2009, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2009, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There have been no conditions or events since that notification which management believes have changed the Bank’s category.

The following is a summary of the Company’s and the Bank’s capital ratios at December 31, 2009 and 2008:

	Actual		For Capital Adequacy Purposes		To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
CONSOLIDATED:
As of December 31, 2009:
Total Capital (to Risk Weighted Assets)	$562,295	13.86%	$324,654	8.00%	N/A	N/A
Tier I Capital (to Risk Weighted Assets)	511,567	12.61	162,327	4.00	N/A	N/A
Tier I Capital (to Average Tangible Assets)	511,567	6.47	237,199	3.00	N/A	N/A

As of December 31, 2008:
Total Capital (to Risk Weighted Assets)	$458,872	11.17%	$328,686	8.00%	N/A	N/A
Tier I Capital (to Risk Weighted Assets)	421,902	10.27	164,343	4.00	N/A	N/A
Tier I Capital (to Average Tangible Assets)	421,902	5.68	222,931	3.00	N/A	N/A

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Actual		For Capital Adequacy Purposes		To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
PROSPERITY BANK® ONLY:
As of December 31, 2009:
Total Capital (to Risk Weighted Assets)	$548,906	13.55%	$324,166	8.00%	$405,208	10.00%
Tier I Capital (to Risk Weighted Assets)	498,255	12.30	162,083	4.00	243,125	6.00
Tier I Capital (to Average Tangible Assets)	498,255	6.31	236,994	3.00	394,991	5.00

As of December 31, 2008:
Total Capital (to Risk Weighted Assets)	$443,311	10.91%	$325,034	8.00%	$406,292	10.00%
Tier I Capital (to Risk Weighted Assets)	406,341	10.00	162,517	4.00	243,775	6.00
Tier I Capital (to Average Tangible Assets)	406,341	5.48	222,605	3.00	371,008	5.00

Dividends paid by Bancshares and the Bank are subject to restrictions by certain regulatory agencies. Dividends paid by Bancshares during the years ended December 31, 2009, 2008 and 2007 were $26.2 million, $23.4 million and $20.3 million, respectively. Dividends paid by the Bank to Bancshares during the years ended December 31, 2009, 2008 and 2007 were $24.5 million, $63.0 million and $69.0 million, respectively.

18. JUNIOR SUBORDINATED DEBENTURES

At December 31, 2009 and 2008, the Company had outstanding $92.3 million in junior subordinated debentures issued to the Company’s unconsolidated subsidiary trusts.

A summary of pertinent information related to the Company’s eight issues of junior subordinated debentures outstanding at December 31, 2009 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate(1)	Junior Subordinated Debt Owed to Trusts	Maturity Date(2)
Prosperity Statutory Trust II	July 31, 2001	$15,000,000	3 month LIBOR + 3.58%, not to exceed 12.50%	$15,464,000	July 31, 2031

Prosperity Statutory Trust III	Aug. 15, 2003	12,500,000	3 month LIBOR + 3.00%(3)	12,887,000	Sept. 17, 2033

Prosperity Statutory Trust IV	Dec. 30, 2003	12,500,000	3 month LIBOR + 2.85%(4)	12,887,000	Dec. 30, 2033

SNB Capital Trust IV(5)	Sept. 25, 2003	10,000,000	3 month LIBOR + 3.00%	10,310,000	Sept. 25, 2033

TXUI Statutory Trust I(6)	Sept. 07, 2000	7,000,000	10.60%	7,210,000	Sept. 07, 2030

TXUI Statutory Trust II(6)	Dec. 19, 2003	5,000,000	3 month LIBOR + 2.85%(7)	5,155,000	Dec. 19, 2033

TXUI Statutory Trust III(6)	Nov. 30, 2005	15,500,000	3 month LIBOR + 1.39%	15,980,000	Dec. 15, 2035

TXUI Statutory Trust IV(6)	Mar. 31, 2006	12,000,000	3 month LIBOR + 1.39%	12,372,000	June 30, 2036

TOTAL:				$92,265,000

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(1)	The 3-month LIBOR in effect as of December 31, 2009 was 0.25063%.
(2)	All debentures are callable five years from issuance date except for TXUI Statutory Trust I which is callable ten years from issuance date.
(3)	The debentures bore a fixed interest rate of 6.50% until September 17, 2008, when the rate began to float on a quarterly basis based on the 3-month LIBOR plus 3.00%.
(4)	The debentures bore a fixed interest rate of 6.50% until December 30, 2008, when the rate began to float on a quarterly basis based on the 3-month LIBOR plus 2.85%.
(5)	Assumed in connection with the SNB acquisition on April 1, 2006.
(6)	Assumed in connection with the TXUI acquisition on January 31, 2007.
(7)	The debentures bore a fixed interest rate until January 23, 2009, when the rate began to float on a quarterly basis based on the 3-month LIBOR plus 2.85%.

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

19. PARENT COMPANY ONLY FINANCIAL STATEMENTS

PROSPERITY BANCSHARES, INC.

(Parent Company Only)

CONDENSED BALANCE SHEETS

	December 31,
	2009	2008
	(Dollars in thousands)
ASSETS
Cash	$562	$6,345
Investment in subsidiary	1,423,499	1,325,115
Investment in capital and statutory trusts	2,765	2,765
Goodwill	3,982	4,335
Other assets	13,511	9,760

TOTAL	$1,444,319	$1,348,320

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accrued interest payable and other liabilities	$809	$949
Junior subordinated debentures	92,265	92,265

Total liabilities	93,074	93,214

SHAREHOLDERS’ EQUITY:
Common stock	46,578	46,117
Capital surplus.	870,460	867,380
Retained earnings	418,008	332,363
Unrealized gain on available for sale securities, net of tax benefit	16,806	9,853
Less treasury stock, at cost, 37,088 shares	(607)	(607)

Total shareholders’ equity	1,351,245	1,255,106

TOTAL	$1,444,319	$1,348,320

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PROSPERITY BANCSHARES, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
OPERATING INCOME:
Dividends from subsidiaries	$24,500	$63,000	$69,000
Other income	164	265	383

Total income	24,664	63,265	69,383

OPERATING EXPENSE:
Junior subordinated debentures interest expense	3,760	6,440	10,058
Stock-based compensation expense (includes restricted stock)	1,515	1,542	1,968
Other expenses	380	672	432

Total operating expense	5,655	8,654	12,458

INCOME BEFORE INCOME TAX BENEFIT AND EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	19,009	54,611	56,925
FEDERAL INCOME TAX BENEFIT	1,792	2,753	4,018

INCOME BEFORE EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	20,801	57,364	60,943
EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	91,078	27,143	23,208

NET INCOME	$111,879	$84,507	$84,151

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PROSPERITY BANCSHARES, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$111,879	$84,507	$84,151
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(91,078)	(27,143)	(23,208)
Stock based compensation expense (includes restricted stock)	1,515	1,543	1,968
(Increase) decrease in other assets	(3,751)	4,512	(2,065)
Decrease in accrued interest payable and other liabilities	(140)	(276)	(8,192)

Net cash provided by operating activities	18,425	63,143	52,654

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions	—	(18,758)	(8,629)
Cash acquired from acquisitions	—	431	5,491

Net cash used in investing activities	—	(18,327)	(3,138)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercises	2,026	2,598	3,485
Redemption of junior subordinated debentures (net)	—	(20,620)	(32,475)
Payments of cash dividends	(26,234)	(23,377)	(20,325)

Net cash used in financing activities	(24,208)	(41,399)	(49,315)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,783)	3,417	201
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	6,345	2,928	2,727

CASH AND CASH EQUIVALENTS, END OF PERIOD	$562	$6,345	$2,928

20. SUBSEQUENT EVENTS

On January 19, 2010, the Company announced the signing of a definitive agreement by Prosperity Bank to acquire the three (3) Texas retail bank branches of U.S. Bank. Prosperity Bank will pay a premium for approximately $420 million in deposits, as well as purchase certain loans and other assets attributable to the branches. The three branches being acquired by the Company are the Texas locations U.S. Bank acquired from the FDIC on October 30, 2009 when U.S. Bank acquired the nine (9) subsidiary banks of FBOP Corporation. The Texas banks were Madisonville State Bank in Madisonville, Texas; Citizens National Bank in Teague, Texas; and North Houston Bank in Houston, Texas. The agreement has been approved by the Board of Directors of both banks and is expected to close during the first quarter of 2010, although delays could occur. The transaction is subject to certain conditions, including customary regulatory approvals.

On February 8, 2010, the Company announced the signing of a definitive agreement by Prosperity Bank to acquire the nineteen (19) Texas retail bank branches of First Bank, a Missouri state-chartered bank. Prosperity Bank will pay a premium of 5.5% for approximately $500 million in deposits, as well as purchase approximately

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$100 million in loans and other assets attributable to the branches. First Bank’s Texas locations are all in the Houston and Dallas metropolitan areas. After the consolidation of branches near existing Company banking centers and the acquisition of the Houston branch of U.S. Bank, the Company will operate thirty-one (31) Dallas/Fort Worth area banking centers and fifty-eight (58) Houston area banking centers. The agreement has been approved by the Board of Directors of both banks and is expected to close during the second quarter of 2010, although delays could occur. The transaction is subject to certain conditions, including customary regulatory approvals.