Form 10-Q
period 2010-03-31
PROSPERITY BANCSHARES INC
filed 2010-05-10
CIK 1068851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

As of April 30, 2010, there were 46,617,635 outstanding shares of the registrant’s Common Stock, par value $1.00 per share.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

INDEX TO FORM 10-Q

		Page
PART I—FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements	1

	Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009 (unaudited)	1
	Consolidated Statements of Income for the Three Months Ended March 31, 2010 and 2009 (unaudited)	2
	Consolidated Statements of Changes in Shareholders’ Equity for the Year Ended December 31, 2009 and for the Three Months Ended March 31, 2010 (unaudited)	3
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2010 and 2009 (unaudited)	4
	Notes to Interim Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28

Item 4.	Controls and Procedures	28

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3.	Defaults upon Senior Securities	29

Item 4.	[Reserved]	29

Item 5.	Other Information	29

Item 6.	Exhibits	29

Signatures		30

PART I—FINANCIAL INFORMATION

ITEM 1.	INTERIM CONSOLIDATED FINANCIAL STATEMENTS

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2010	December 31, 2009
	(In thousands, except share data)
ASSETS
Cash and due from banks	$169,534	$194,963
Federal funds sold	577	354

Total cash and cash equivalents	170,111	195,317
Securities available for sale, at fair value (amortized cost of $537,687 and $573,648, respectively)	565,397	599,503
Securities held to maturity, at cost (fair value of $4,097,286 and $3,633,753, respectively)	3,960,109	3,518,787
Loans held for investment	3,348,383	3,376,703
Allowance for credit losses	(51,893)	(51,863)

Loans, net	3,296,490	3,324,840
Accrued interest receivable	30,554	30,571
Goodwill	890,123	876,987
Core deposit intangibles, net of accumulated amortization of $43,652 and $41,362, respectively	33,095	35,385
Bank premises and equipment, net	152,886	148,855
Other real estate owned	12,991	7,829
Bank Owned Life Insurance (BOLI)	48,407	48,091
Federal Home Loan Bank stock	10,610	16,019
Leased assets	213	326
Other assets	47,747	47,890

TOTAL ASSETS	$9,218,733	$8,850,400

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$1,525,079	$1,492,612
Interest-bearing	6,073,900	5,765,938

Total deposits	7,598,979	7,258,550
Other borrowings	15,879	26,140
Securities sold under repurchase agreements	68,441	72,596
Accrued interest payable	7,173	7,343
Other liabilities	58,089	42,261
Junior subordinated debentures	92,265	92,265

Total liabilities	7,840,826	7,499,155

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $1 par value; 200,000,000 shares authorized; 46,612,698 and 46,577,968 shares issued at March 31, 2010 and December 31, 2009, respectively; 46,575,610 and 46,540,880 shares outstanding at March 31, 2010 and December 31, 2009, respectively	46,613	46,578
Capital surplus	872,102	870,460
Retained earnings	441,788	418,008
Accumulated other comprehensive income—net unrealized gain on available for sale securities, net of tax of $9,698 and $9,049, respectively	18,011	16,806
Less treasury stock, at cost, 37,088 shares	(607)	(607)

Total shareholders’ equity	1,377,907	1,351,245

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,218,733	$8,850,400

See notes to interim condensed consolidated financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$51,453	$55,802
Securities	45,014	49,726
Federal funds sold	29	36
Deposits in other financial institutions	—	2

Total interest income	96,496	105,566

INTEREST EXPENSE:
Deposits	17,485	29,457
Junior subordinated debentures	791	1,119
Notes payable and other borrowings	448	912

Total interest expense	18,724	31,488

NET INTEREST INCOME	77,772	74,078
PROVISION FOR CREDIT LOSSES	4,410	6,125

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	73,362	67,953

NONINTEREST INCOME:
Customer service fees	11,589	12,372
Other	1,389	2,645

Total noninterest income	12,978	15,017

NONINTEREST EXPENSE:
Salaries and employee benefits	21,112	22,648
Net occupancy expense	3,434	3,978
Depreciation expense	2,006	2,001
Data processing	1,415	2,055
Communications expense	2,019	2,217
Core deposit intangibles amortization	2,290	2,664
Other	7,449	8,460

Total noninterest expense	39,725	44,023

INCOME BEFORE INCOME TAXES	46,615	38,947
PROVISION FOR INCOME TAXES	15,617	13,469

NET INCOME	$30,998	$25,478

EARNINGS PER SHARE
Basic	$0.67	$0.55

Diluted	$0.66	$0.55

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Capital	Retained	Accumulated Other Comprehensive	Treasury	Total Shareholders’
	Shares	Amount	Surplus	Earnings	Income	Stock	Equity
	(Amounts in thousands, except share and per share data)

BALANCE AT JANUARY 1, 2009	46,116,801	$46,117	$867,380	$332,363	$9,853	$(607)	$1,255,106
Comprehensive Income:
Net income				111,879			111,879
Net change in unrealized gain on available for sale securities (net of tax of $3,700)					6,953		6,953

Total comprehensive income							118,832
Common stock issued in connection with the exercise of stock options and restricted stock awards	461,167	461	1,565				2,026
Stock based compensation expense			1,515				1,515
Cash dividends declared, $0.568 per share				(26,234)			(26,234)

BALANCE AT DECEMBER 31, 2009	46,577,968	46,578	870,460	418,008	16,806	(607)	1,351,245
Comprehensive income:
Net income				30,998			30,998
Net change in unrealized gain on available for sale securities (net of tax of $649)					1,205		1,205

Total comprehensive income							32,203
Common stock issued in connection with the exercise of stock options and restricted stock awards	34,730	35	851				886
Stock based compensation expense			791				791
Cash dividends declared, $0.155 per share				(7,218)			(7,218)

BALANCE AT MARCH 31, 2010	46,612,698	$46,613	$872,102	$441,788	$18,011	$(607)	$1,377,907

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$30,998	$25,478
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,296	4,682
Provision for credit losses	4,410	6,125
Net premium amortization (discount accretion) on investments	2,324	(1,309)
Stock based compensation expense	791	326
Net amortization of premium on loans and deposits	(237)	(2,220)
Loss (gain) on sale of assets and other real estate	294	(119)
Decrease in other assets and accrued interest receivable	5,474	8,256
Increase in accrued interest payable and other liabilities	13,998	12,886

Net cash provided by operating activities	62,348	54,105

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of held to maturity securities	245,201	183,720
Purchase of held to maturity securities	(689,171)	(124,845)
Proceeds from maturities and principal paydowns of available for sale securities	536,284	120,260
Purchase of available for sale securities	(499,999)	—
Net decrease in loans	41,278	50,999
Purchase of Franklin Bank branches	—	(65)
Purchase of 1st Choice Bancorp	—	(7)
Purchase of Banco Popular branches	—	(20)
Cash and cash equivalents acquired in the purchase of U.S. Bank branches	344,722	—
Premium paid for U.S. Bank branches	(13,136)	—
Purchase of bank premises and equipment	(6,297)	(30,284)
Net decrease in interest-bearing deposits in financial institutions	—	106
Net proceeds from sale of bank premises, equipment and other real estate	9,806	4,040

Net cash (used in) provided by investing activities	(31,312)	203,904

(Table continued on following page)

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in noninterest-bearing deposits	$(14,412)	$(12,978)
Net decrease in interest-bearing deposits	(21,082)	(88,629)
Net repayments from short-term borrowings	—	(200,000)
Net repayments from long-term borrowings	(10,261)	(954)
Net repayments from securities sold under repurchase agreements	(4,155)	(14,244)
Proceeds from exercise of stock options	886	368
Payments of cash dividends	(7,218)	(6,337)

Net cash used in financing activities	(56,242)	(322,774)

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(25,206)	$(64,765)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	195,317	228,633

CASH AND CASH EQUIVALENTS, END OF PERIOD	$170,111	$163,868

NONCASH ACTIVITIES:

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$18,894	$34,300
Cash paid for income taxes	3,250	2,500

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010

(UNAUDITED)

1. BASIS OF PRESENTATION

The interim consolidated financial statements include the accounts of Prosperity Bancshares, Inc.® (the “Company”) and its wholly-owned subsidiaries, Prosperity Bank® (the “Bank”) and Prosperity Holdings of Delaware, LLC. All significant inter-company transactions and balances have been eliminated.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Operating results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or any other period.

2. INCOME PER COMMON SHARE

The following table illustrates the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2010	2009
	(In thousands, except per share data)

Net income available to shareholders	$30,998	$25,478

Weighted average shares outstanding	46,553	46,086
Potential dilutive shares	305	53

Weighted average shares and equivalents outstanding	46,858	46,139

Basic earnings per share	$0.67	$0.55

Diluted earnings per share	$0.66	$0.55

The incremental shares for the assumed exercise of the outstanding options were determined by application of the treasury stock method. There were no stock options exercisable during the quarter ended March 31, 2010 or 2009 that would have had an anti-dilutive effect on the above computation.

3. NEW ACCOUNTING STANDARDS

Accounting Standards Updates

Accounting Standards Update (ASU) No. 2009-16, “Transfers and Servicing (Topic 860)—Accounting for Transfers of Financial Assets.” ASU 2009-16 amends prior accounting guidance to enhance reporting about transfers of financial assets, including securitizations, and where companies have continuing exposure to the risks related to transferred financial assets. ASU 2009-16 eliminates the concept of a “qualifying special-purpose entity” and changes the requirements for derecognizing financial assets. ASU 2009-16 also requires additional disclosures about all continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period. The provisions of ASU 2009-16 became effective on January 1, 2010 and did not have a significant impact on the Company’s financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010

(UNAUDITED)

ASU No. 2009-17, “Consolidations (Topic 810)—Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU 2009-17 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. ASU 2009-17 requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its effect on the entity’s financial statements. As further discussed below, ASU No. 2010-10, “Consolidations (Topic 810),” deferred the effective date of ASU 2009-17 for a reporting entity’s interests in investment companies. The provisions of ASU 2009-17 became effective on January 1, 2010 and did not have a significant impact on the Company’s financial statements.

ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures About Fair Value Measurements.” ASU 2010-06 requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) a company should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy will be required for the Company beginning January 1, 2011. The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective for the Company on January 1, 2010 (see Note 4—Fair Value), and did not have a significant impact on the Company’s financial statements.

4. FAIR VALUE

Effective January 1, 2008, the Company adopted FASB ASC Topic 820, Fair Value Measurement and Disclosures. ASC Topic 820, which defines fair value, addresses aspects of the expanding application of fair value accounting and establishes a consistent framework for measuring fair value. Fair value represents the estimated price that would be received from selling an asset or paid to transfer a liability, otherwise knows as an “exit price”.

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

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010

(UNAUDITED)

•

Level 2—Other significant observable inputs (including quoted prices in active markets for similar assets or liabilities) or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s Level 2 assets include U.S. government and agency mortgage-backed debt securities, corporate securities, municipal bonds and CRA funds.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available for sale securities (at fair value):
U.S Treasury securities and obligations of U.S. government agencies	$—	$1,030	$—	$1,030
States and political subdivisions (including QZAB)	—	57,302	—	57,302
Corporate debt securities and other	—	9,225	—	9,225
Collateralized mortgage obligations	—	1,103	—	1,103
Mortgage-backed securities	—	496,737	—	496,737

TOTAL	$—	$565,397	$—	$565,397

Certain assets and liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). These instruments include other real estate owned, repossessed assets and impaired loans per ASC Topic 310, Receivables. For the three months ended March 31, 2010, the Company had additions to impaired loans of $12.0 million and additions to other real estate owned of $13.1 million, of which $12.0 million and $7.8 million were outstanding March 31, 2010, respectively. The remaining financial assets and financial liabilities measured at fair value on a non-recurring basis that were recorded in 2010 and remained outstanding at March 31, 2010 were not significant.

The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. In estimating fair value, the Company utilizes valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. Such valuation techniques are consistently applied. Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability. FASB ASC Topic 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs

These fair value disclosures represent the Company’s estimates based on relevant market information and information about the financial instruments. Fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of the various instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in the above methodologies and assumptions could significantly affect the estimates.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010

(UNAUDITED)

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

Loans Held for Investment—For fixed rate loans and certain homogeneous categories of loans (such as some residential mortgages and other consumer loans), fair value is estimated by discounting the future cash flows using the risk-free Treasury rate for the applicable maturity, adjusted for servicing and credit risk. The carrying value of variable rate loans approximates fair value because the loans reprice frequently to current market rates.

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

FASB ASC Topic 825, Financial Instruments, requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The carrying amount and estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2010
	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash and due from banks	$169,534	$169,534
Federal funds sold	577	577
Available for sale securities	565,397	565,397
Held to maturity securities	3,960,109	4,097,286
Loans held for investment and for sale (net of allowance for credit losses)	3,296,490	3,297,557

Total	$7,992,107	$8,130,351

Financial liabilities:
Deposits	$7,598,979	$7,616,423
Other borrowings	15,879	17,149
Securities sold under repurchase agreements	68,441	68,441
Junior subordinated debentures	92,265	92,292

Total	$7,775,564	$7,794,305

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010

(UNAUDITED)

The Company’s off-balance sheet commitments, which total $481.0 million at March 31, 2010, are funded at current market rates at the date they are drawn upon. It is management’s opinion that the fair value of these commitments would approximate their carrying value, if drawn upon.

The fair value estimates presented herein are based on pertinent information available to management at March 31, 2010. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

5. GOODWILL AND CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles (“CDI”) for three months ended March 31, 2010 were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)

Balance as of December 31, 2009	$876,987	$35,385
Amortization	—	(2,290)
Acquisition of U.S. Bank branches	13,136	—

Balance as of March 31, 2010	$890,123	$33,095

Purchase accounting adjustments to prior year acquisitions were made to adjust deferred tax asset and liability balances. Goodwill is recorded on the acquisition date of each entity. The Company may record subsequent adjustments to goodwill for amounts undeterminable at acquisition date, such as deferred taxes and real estate valuations, and therefore the goodwill amounts reflected in the table above may change accordingly. The Company initially records the total premium paid on acquisitions as goodwill. After finalizing the valuation, core deposit intangibles are identified and reclassified from goodwill to core deposit intangibles on the balance sheet. This reclassification has no effect on total assets, liabilities, shareholders’ equity, net income or cash flows. Management performs an evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill and other intangibles has occurred. If any such impairment is determined, a write-down is recorded. As of March 31, 2010, there were no impairments recorded on goodwill.

Although the Bank completed the U.S. Bank branch acquisition in March 2010, the Company has not yet determined the allocation of the purchase price to CDI with respect to the U.S. Bank deposits assumed and accordingly no amortization expense was recorded in 2010. The Company expects the completion of the allocation to result in an increase in CDI and a corresponding increase in amortization expense in future periods.

CDI is amortized on an accelerated basis over their estimated lives, which the Company believes is between 8 and 10 years. Gross core deposit intangibles outstanding were $76.7 million at March 31, 2010 and December 31, 2009. Net core deposit intangibles outstanding were $33.1 million and $35.4 million at the same dates, respectively. Amortization expense related to intangible assets totaled $2.3 million and $2.7 million for the three months ended March 31, 2010 and 2009, respectively. The estimated aggregate future amortization expense for intangible assets remaining as of March 31, 2010 is as follows (dollars in thousands):

Remaining 2010	$6,450

2011	7,410

2012	6,024

2013	4,182

2014	3,066

Thereafter	5,963

Total	$33,095

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010

(UNAUDITED)

6. STOCK BASED COMPENSATION

At March 31, 2010, the Company had three stock-based employee compensation plans and four stock option plans assumed in connection with acquisitions under which no additional options will be granted. Two of the three plans adopted by the Company have expired and therefore no additional awards may be issued under those plans. The Company accounts for stock-based employee compensation plans using the fair value-based method of accounting in accordance with ASC Topic 718. ASC Topic 718 was effective for companies in 2006; however, the Company has been recognizing compensation expense since January 1, 2003. The Company recognized $791,000 and $326,000 in stock-based compensation expense for the three months ended March 31, 2010 and 2009, respectively. There was approximately $252,000 and $79,000 of income tax benefit recorded for the stock-based compensation expense for the same periods.

During 2004, the Company’s Board of Directors and shareholders approved the Prosperity Bancshares, Inc. 2004 Stock Incentive Plan (the “2004 Plan”). The Company has granted shares (“restricted stock”) to certain directors, officers and associates under the 2004 Plan. The awardee is not entitled to the shares until they vest, which is generally over a 1 to 5 year period, but the awardee is entitled to receive dividends on and vote the shares prior to vesting. The shares granted do not have a cost to the awardee and the only requirement of vesting is continued service to the Company. Compensation cost related to restricted stock is calculated based on the fair value of the shares at the date of grant. If the awardee leaves the Company before the shares vest, the unvested shares are forfeited. As of March 31, 2010, there were 368,182 shares of restricted stock outstanding with a weighted average grant date fair value of $36.00 per share.

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

The fair value of options was estimated using an option-pricing model with the following weighted average assumptions as of the dates indicated:

	March 31,
	2010	2009
Expected life (in years)	5.11	5.10
Risk free interest rate	3.95%	4.16%
Volatility	21.28%	21.18%
Dividend yield	1.26%	1.21%

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010

(UNAUDITED)

A summary of changes in outstanding options during the three months ended March 31, 2010 is set forth below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)

Options outstanding, beginning of period	856	$25.88
Options granted	—	—
Options forfeited	—	—
Options exercised	(35)	25.48

Options outstanding, end of period	821	$25.90	4.75	$12,384

Options vested or expected to vest	796	$25.62	4.68	$12,239

Options exercisable, end of period	459	$23.34	3.77	$8,100

No options were granted during the three months ended March 31, 2010 or 2009. The total intrinsic value of the options exercised during the three month periods ended March 31, 2010 and 2009 was $539,000 and $231,000, respectively. The total fair value of shares vested during the three month period ended March 31, 2010 and 2009 was approximately $80,000 and $86,000, respectively.

A summary of changes in non-vested options is set forth below:

	Three Months Ended March 31,
	2010		2009
	Number of Options	Weighted Average Grant Date Fair Value	Number of Options	Weighted Average Grant Date Fair Value
	(In thousands)		(In thousands)

Non-vested options outstanding, beginning of period	376	$6.78	529	$6.52
Options granted	—	—	—	—
Non-vested options forfeited	—	—	(2)	4.34
Options vested	(14)	5.62	(15)	5.58

Non-vested options outstanding, end of period	362	$6.83	512	$6.87

The Company received $886,000 and $368,000 in cash from the exercise of stock options during the three month periods ended March 31, 2010 and 2009, respectively. There was no tax benefit realized from option exercises of the share-based payment arrangements during the three month periods ended March 31, 2010 and 2009.

As of March 31, 2010, there was $12.3 million of total unrecognized compensation expense related to stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 3.1 years.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

MARCH 31, 2010

(UNAUDITED)

7. CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ITEMS

Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of March 31, 2010 (other than deposit obligations). The payments do not include pre-payment options that may be available to the Company. The Company’s future cash payments associated with its contractual obligations pursuant to its junior subordinated debentures, FHLB notes payable and operating leases as of March 31, 2010 are summarized below. Payments for junior subordinated debentures include interest of $69.5 million that will be paid over future periods. Future interest payments were calculated using the current rate in effect at March 31, 2010. With respect to floating interest rates, the payments were determined based on the 3-month LIBOR in effect at March 31, 2010. The current principal balance of the junior subordinated debentures at March 31, 2010 was $92.3 million. Payments for FHLB notes payable include interest of $4.8 million that will be paid over the future periods. Payments related to leases are based on actual payments specified in underlying contracts.

	Payments due in:
	Remaining Fiscal 2010	Fiscal 2011-2012	Fiscal 2013-2014	Thereafter	Total
	(Dollars in thousands)

Junior subordinated debentures	$2,289	$6,103	$6,103	$147,258	$161,753
Federal Home Loan Bank notes payable	1,884	4,062	3,258	11,458	20,662
Operating leases	3,202	6,709	4,103	833	14,847

Total	$7,375	$16,874	$13,464	$159,549	$197,262

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

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit as of March 31, 2010 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Remaining Fiscal 2010	Fiscal 2011-2012	Fiscal 2013-2014	Thereafter	Total
	(Dollars in thousands)

Standby letters of credit	$10,697	$2,651	$196	$—	$13,544
Commitments to extend credit	224,899	98,511	2,420	141,636	467,466

Total	$235,596	$101,162	$2,616	$141,636	$481,010

8. SUBSEQUENT EVENTS

On April 30, 2010, the Bank completed the previously announced acquisition of the nineteen (19) Texas retail bank branches of First Bank. After consolidations with nearby banking centers, the Company will operate thirty-one (31) Dallas/Fort Worth area banking centers and sixty (60) Houston area banking centers. The banking centers acquired by the Company are all in the Houston and Dallas metropolitan areas and the Company assumed approximately $495 million of deposits and purchased approximately $98 million of loans.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company’s interim consolidated financial statements and accompanying notes. This section should be read in conjunction with the Company’s interim consolidated financial statements and accompanying notes included elsewhere in this report and with the consolidated financial statements and accompanying notes and other detailed information appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

SUBSEQUENT EVENT

On April 30, 2010, the Bank completed the previously announced acquisition of the nineteen (19) Texas retail bank branches of First Bank. After consolidations with nearby banking centers, the Company will operate thirty-one (31) Dallas/Fort Worth area banking centers and sixty (60) Houston area banking centers. The banking centers acquired by the Company are all in the Houston and Dallas metropolitan areas and the Company assumed approximately $495 million of deposits and purchased approximately $98 million of loans.

OVERVIEW

The Company, a Texas corporation, was formed in 1983 as a vehicle to acquire the former Allied First Bank in Edna, Texas which was chartered in 1949 as The First National Bank of Edna and is now known as Prosperity Bank. The Company is a registered financial holding company that derives substantially all of its revenues and income from the operation of its bank subsidiary, Prosperity Bank® (“Prosperity Bank®” or the “Bank”). The Bank provides a wide array of financial products and services to small and medium-sized businesses and consumers. As of March 31, 2010, the Bank operated one hundred sixty-one (161) full-service banking locations; with fifty-two (52) in the Houston area, twenty-seven (27) in the South Texas area including Corpus Christi and Victoria, twenty-seven (27) in the Central Texas including Austin and San Antonio, ten (10) in the Bryan/College Station area, twenty (20) in East Texas and twenty-five (25) in the Dallas/Fort Worth area. The Company’s headquarters are located at Prosperity Bank Plaza, 4295 San Felipe in Houston, Texas and its telephone number is (281) 269-7199. The Company’s website address is www.prosperitybanktx.com. Information contained on the Company’s website is not incorporated by reference into this quarterly report on Form 10-Q and is not part of this or any other report.

The Company generates the majority of its revenues from interest income on loans, service charges on customer accounts and income from investment in securities. The revenues are partially offset by interest expense paid on deposits and other borrowings and non-interest expenses such as administrative, occupancy and general operating expenses. Net interest income is the difference between interest income on earning assets such as loans and securities and interest expense on liabilities such as deposits and borrowings which are used to fund those earning assets. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and margin.

Three principal components of the Company’s growth strategy are internal growth, stringent cost control practices and acquisitions, including strategic merger transactions and FDIC assisted transactions. The Company focuses on continuous internal growth. Each banking center is operated as a separate profit center, maintaining separate data with respect to its net interest income, efficiency ratio, deposit growth, loan growth and overall profitability. Banking center presidents and managers are accountable for performance in these areas and compensated accordingly. The Company also focuses on maintaining stringent cost control practices and policies. The Company has invested significantly in the infrastructure required to centralize many of its critical operations, such as data processing and loan processing. Management believes that this centralized infrastructure can accommodate substantial additional growth while enabling the Company to minimize operational costs through certain economies of scale. The Company also intends to continue to seek expansion opportunities. On March 26, 2010, the Company purchased three (3) retail branches of U.S. Bank. The three banking centers acquired by the Company were the Texas locations U.S. Bank acquired from the FDIC on October 30, 2009 when U.S. Bank acquired the nine (9) subsidiary banks of FBOP Corporation.

Total assets were $9.22 billion at March 31, 2010 compared with $8.85 billion at December 31, 2009, an increase of $368.3 million or 4.2%. Total loans were $3.35 billion at March 31, 2010 compared with $3.38 billion at December 31, 2009, a decrease of $28.3 million or 0.8%. Total deposits were $7.60 billion at March 31, 2010 compared with $7.26 billion at December 31, 2009, an increase of $340.4 million or 4.7% which was primarily due to the U.S. Bank acquisition. Shareholders’ equity increased $26.7 million or 2.0%, to $1.38 billion at March 31, 2010 compared with $1.35 billion at December 31, 2009.

CRITICAL ACCOUNTING POLICIES

The Company’s accounting policies are integral to understanding the financial results reported. Accounting policies are described in detail in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity:

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

Goodwill and Intangible Assets—Goodwill and intangible assets that have indefinite useful lives are subject to an impairment test at least annually, or more often, if events or circumstances indicate that it is more likely than not that the fair value of Prosperity Bank, the Company’s only reporting unit with assigned goodwill, is below the carrying value of its equity. Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of the Company’s reporting unit compared with its carrying value. If the carrying amount exceeds the fair value of the reporting unit, a second test is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment. The Company had no intangible assets with indefinite useful lives at March 31, 2010. Other identifiable intangible assets that are subject to amortization are amortized on an accelerated basis over the years expected to be benefited, which the Company believes is between eight and ten years. These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value to carrying value. Based on the Company’s annual goodwill impairment test as of September 30, 2009, management does not believe any of its goodwill is impaired as of March 31, 2010 because the fair value of the Company’s equity exceeded its carrying value. While the Company believes no impairment existed at March 31, 2010 under accounting standards applicable at that date, different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation and financial condition or future results of operations.

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

RESULTS OF OPERATIONS

Net income available to shareholders was $31.0 million ($0.66 per common share on a diluted basis) for the quarter ended March 31, 2010 compared with $25.5 million ($0.55 per common share on a diluted basis) for the quarter ended March 31, 2009, an increase of $5.5 million or 21.7%. The Company posted returns on average common equity of 9.07% and 8.02%, returns on average assets of 1.40% and 1.15% and efficiency ratios of 43.77% and 49.47% for the quarters ended March 31, 2010 and 2009, respectively. The efficiency ratio is calculated by dividing total noninterest expense (excluding credit loss provisions) by net interest income plus noninterest income (excluding net gains and losses on the sale of securities and assets). Additionally, taxes are not part of this calculation.

Net Interest Income

The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.”

Net interest income before the provision for credit losses was $77.8 million for the quarter ended March 31, 2010 compared with $74.1 million for the quarter ended March 31, 2009, an increase of $3.7 million or 5.0%. The average rate paid on interest-bearing liabilities decreased 85 basis points from 2.11% for the quarter ended March 31, 2009 to 1.26% for the quarter ended March 31, 2010, while the average yield on interest-earning assets decreased 45 basis points from 5.61% for the quarter ended March 31, 2009 compared with 5.16% for the quarter ended March 31, 2010. The average volume of interest-bearing liabilities decreased $41.5 million and the average volume of interest-earning assets decreased $46.1 million for the same period. The net interest margin on a tax equivalent basis increased 22 basis points from 3.98% for the quarter ended March 31, 2009 to 4.20% for the quarter ended March 31, 2010.

The following table sets forth, for each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the quarters ended March 31, 2010 and 2009. The table also sets forth the average rate paid on total interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Except as indicated in the footnotes, no tax-equivalent adjustments were made and all average balances are daily average balances. Any nonaccruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended March 31,
	2010			2009
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (4)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (4)
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$3,342,842	$51,453	6.24%	$3,530,230	$55,802	6.41%
Securities (1)	4,177,540	45,014	4.31	4,030,151	49,726	4.94
Federal funds sold and other temporary investments	60,536	29	0.19	66,597	38	0.23

Total interest-earning assets	7,580,918	96,496	5.16%	7,626,978	105,566	5.61%

Less allowance for credit losses	(51,750)			(37,220)

Total interest-earning assets, net of allowance	7,529,168			7,589,758
Noninterest-earning assets	1,351,056			1,308,108

Total assets	$8,880,224			$8,897,866

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,384,304	$2,738	0.80%	$1,068,685	$2,122	0.81%
Savings and money market accounts	2,037,235	4,020	0.80	1,803,137	6,057	1.36
Certificates of deposit	2,385,804	10,727	1.82	2,913,566	21,278	2.96
Junior subordinated debentures	92,265	791	3.48	92,265	1,119	4.92
Federal funds purchased and other borrowings	32,080	300	3.79	83,091	564	2.75
Securities sold under repurchase agreements	71,250	148	0.84	83,734	348	1.69

Total interest-bearing liabilities	6,002,938	18,724	1.26%	6,044,478	31,488	2.11%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	1,445,859			1,492,026
Other liabilities	63,916			90,982

Total liabilities	7,512,713			7,627,486

Shareholders’ equity	1,367,511			1,270,380

Total liabilities and shareholders’ equity	$8,880,224			$8,897,866

Net interest rate spread			3.90%			3.50%

Net interest income and margin (2)		$77,772	4.16%		$74,078	3.94%

Net interest income and margin (tax-equivalent basis) (3)		$78,465	4.20%		$74,759	3.98%

(1)	Yield is based on amortized cost and does not include any component of unrealized gains or losses.
(2)	The net interest margin is equal to net interest income divided by average interest-earning assets.
(3)	In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35%.
(4)	Annualized and based on an actual/365 basis.

The following table presents the dollar amount of changes in interest income and interest expense for the major components of interest-earning assets and interest-bearing liabilities and distinguishes between the increase (decrease) attributable to changes in volume and changes in interest rates. For purposes of this table, changes attributable to both rate and volume that cannot be segregated have been allocated to rate.

	Three Months Ended March 31,
	2010 vs. 2009
	Increase (Decrease) Due to		Total
	Volume	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$(2,962)	$(1,387)	$(4,349)
Securities	1,819	(6,531)	(4,712)
Federal funds sold and other temporary investments	(3)	(6)	(9)

Total decrease in interest income	(1,146)	(7,924)	(9,070)

Interest-bearing liabilities:
Interest-bearing demand deposits	627	(11)	616
Savings and money market accounts	786	(2,823)	(2,037)
Certificates of deposit	(3,854)	(6,697)	(10,551)
Junior subordinated debentures	—	(328)	(328)
Federal funds purchased and other borrowings	(346)	82	(264)
Securities sold under repurchase agreements	(52)	(148)	(200)

Total decrease in interest expense	(2,839)	(9,925)	(12,764)

Increase in net interest income	$1,693	$2,001	$3,694

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

The Company made a $4.4 million and $6.1 million provision for credit losses for the quarters ended March 31, 2010 and 2009, respectively. For the quarter ended March 31, 2010, net charge-offs were $4.4 million compared with net charge-offs of $3.9 million for the quarter ended March 31, 2009.

Noninterest Income

The Company’s primary sources of recurring noninterest income are service charges on deposit accounts and other banking service related fees. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method. Banking related service fees include check cashing fees, official check fees, safe deposit box rent and currency handling fees. Noninterest income totaled $13.0 million for the three months ended March 31, 2010 compared with $15.0 million for the same period in 2009, a decrease of $2.0 million or 13.6%. The decrease was primarily due to a decrease in insufficient funds charges and a decrease in other noninterest income. Other noninterest income for the three months ended March 31, 2009 included approximately $750,000 in income paid to the Company by the FDIC for services performed as part of the Franklin transaction.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Three months ended March 31,
	2010	2009
	(Dollars in thousands)
Service charges on deposit accounts	$11,589	$12,372
Banking related service fees	469	491
Brokered mortgage income	13	70
Trust and investment income	214	253
Income from leased assets	74	86
Bank owned life insurance income (BOLI)	327	329
Gain on sale of assets, net	—	97
(Loss) gain on sale of other real estate, net	(294)	22
Other noninterest income	586	1,297

Total noninterest income	$12,978	$15,017

Noninterest Expense

Noninterest expense totaled $39.7 million for the quarter ended March 31, 2010 compared with $44.0 million for the quarter ended March 31, 2009, a decrease of $4.3 million or 9.8%. This decrease was principally due to cost savings associated with the operational integration of Franklin Bank which occurred in late February 2009.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands)

Salaries and employee benefits (1)	$21,113	$22,648

Non-staff expenses:
Net occupancy expense	3,434	3,978
Depreciation expense	2,006	2,001
Data processing	1,415	2,055
Communications expense	2,019	2,217
Printing and supplies	478	593
Regulatory assessments and FDIC insurance	2,609	2,981
Ad valorem and franchise taxes	936	943
Core deposit intangibles amortization	2,290	2,664
Other	3,425	3,943

Total non-staff expenses	18,612	21,375

Total noninterest expense	$39,725	$44,023

(1)	Includes stock-based compensation expense of $791,000 and $326,000 for the three months ended March 31, 2010 and 2009, respectively.

Salaries and employee benefit expenses were $21.1 million for the quarter ended March 31, 2010 compared with $22.6 million for the quarter ended March 31, 2009, a decrease of $1.5 million or 6.8%. The decrease was principally due to a reduction in staff from the Franklin acquisition which resulted from the Company no longer performing loan servicing for the FDIC. The number of full-time equivalent (“FTE”) associates employed by the Company decreased from 1,684 at March 31, 2009 compared to 1,651 at March 31, 2010. Included in the 1,651 associate count are 60 associates added as a result of the U.S. Bank acquisition on March 26, 2010.

Income Taxes

Income tax expense increased $2.1 million to $15.6 million for the quarter ended March 31, 2010 compared with $13.5 million for the same period in 2009. The increase was primarily attributable to higher pretax net earnings for the quarter ended March 31, 2010 compared with the same period in 2009. The Company’s effective tax rate for the three months ended March 31, 2010 was 33.5% compared with 34.6% for the same period in 2009.

FINANCIAL CONDITION

Loan Portfolio

Total loans were $3.35 billion at March 31, 2010, a decrease of $28.3 million or 0.8% compared with $3.38 billion at December 31, 2008. Outstanding loans at March 31, 2010 comprised 44.2% of average earning assets for the quarter ended March 31, 2010.

The following table summarizes the loan portfolio of the Company by type of loan as of March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$387,518	11.6%	$392,975	11.6%
Real estate:
Construction and land development	539,430	16.1	557,245	16.5
1-4 family residential	729,015	21.8	709,101	21.0
Home equity	119,754	3.6	117,661	3.5
Commercial mortgages	1,232,972	36.8	1,261,267	37.4
Farmland	97,155	2.9	93,288	2.8
Multifamily residential	69,385	2.1	77,952	2.3
Agriculture	43,263	1.3	42,241	1.3
Consumer (net of unearned discount)	104,807	3.1	102,436	3.0
Other	25,084	0.7	22,537	0.6

Total loans	$3,348,383	100.0%	$3,376,703	100.0%

Nonperforming Assets

The Company had $19.9 million in nonperforming assets at March 31, 2010 and $16.4 million in nonperforming assets at December 31, 2009, an increase of $3.5 million or 21.5%. The ratio of nonperforming assets to loans and other real estate was 0.59% at March 31, 2010 compared with 0.48% at December 31, 2009.

The Company generally places a loan on nonaccrual status and ceases accruing interest when the payment of principal or interest is delinquent for 90 days, or earlier in some cases, unless the loan is in the process of collection and the underlying collateral fully supports the carrying value of the loan. The Company generally charges off loans before attaining nonaccrual status.

The following table presents information regarding past due loans and nonperforming assets as of the dates indicated:

	March 31, 2010	December 31, 2009
	(Dollars in thousands)

Nonaccrual loans	$3,853	$6,079
Restructured loans	—	—
Accruing loans 90 or more days past due	2,794	2,332

Total nonperforming loans	6,647	8,411
Repossessed assets	230	116
Other real estate	12,991	7,829

Total nonperforming assets	$19,868	$16,356

Nonperforming assets to total loans and other real estate	0.59%	0.48%
Nonperforming assets to average earning assets	0.26%	0.22%

Allowance for Credit Losses

Management actively monitors the Company’s asset quality and provides specific loss allowances when necessary. The allowance for credit losses is a reserve established through charges to earnings in the form of a provision for credit losses. Loans are charged off against the allowance for credit losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. As of March 31, 2010, the allowance for credit losses amounted to $51.9 million or 1.55% of total loans compared with $51.9 million or 1.54% of total loans at December 31, 2009.

Set forth below is an analysis of the allowance for credit losses for the three months ended March 31, 2010 and the year ended December 31, 2009:

	Three Months Ended March 31, 2010	Year Ended December 31, 2009
	(Dollars in thousands)

Average loans outstanding	$3,342,842	$3,455,761

Gross loans outstanding at end of period	$3,348,383	$3,376,703

Allowance for credit losses at beginning of period	$51,863	$36,970
Provision for credit losses	4,410	28,775
Charge-offs:
Commercial and industrial	(641)	(3,816)
Real estate and agriculture	(3,687)	(8,585)
Consumer	(454)	(2,998)
Recoveries:
Commercial and industrial	46	275
Real estate and agriculture	45	236
Consumer	311	1,006

Net charge-offs	(4,380)	(13,882)

Allowance for credit losses at end of period	$51,893	$51,863

Ratio of allowance to end of period loans	1.55%	1.54%
Ratio of net charge-offs to average loans (annualized)	0.52%	0.40%
Ratio of allowance to end of period nonperforming loans	780.7%	616.6%

Securities

The following table summarizes the amortized cost of securities as of the dates shown (available for sale securities are not adjusted for unrealized gains or losses):

	March 31, 2010	December 31, 2009
	(In thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$38,883	$41,715
States and political subdivisions	79,743	82,174
Corporate debt securities	3,229	3,227
Collateralized mortgage obligations	574,147	296,923
Mortgage-backed securities	3,773,606	3,640,208
Qualified Zone Academy Bond (QZAB) and Qualified School Constructions Bonds (QSCB)	20,900	20,900
Equity securities	7,288	7,288

Total amortized cost	$4,497,796	$4,092,435

Total fair value	$4,662,683	$4,233,256

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities classified as available for sale or held to maturity are generally evaluated for OTTI under FASB ASC Topic 320, Investments—Debt and Equity Securities. Certain purchased beneficial interests, including non-agency mortgage-backed securities, asset-backed securities, and collateralized debt obligations, that had credit ratings at the time of purchase of below AA are evaluated using the model outlined in ASC Topic 325, Investments-Other. The Company currently does not own any securities that are accounted for under ASC Topic 325.

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

When OTTI occurs under either model, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current period credit loss. If an entity intends to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current period loss, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors shall be recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings shall become the new amortized cost basis of the investment.

Management does not intend to sell any debt securities or more likely than not will not be required to sell any debt securities before their anticipated recovery, at which time the Company will receive full value for the securities. Furthermore, management has the intent to hold the securities classified as available for sale that were in a loss position as of March 31, 2010 for a period of time sufficient for an entire recovery of the cost basis of the securities. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of March 31, 2010, management believes any impairment in the Company’s securities are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

The following table presents the amortized cost and fair value of securities classified as available for sale at March 31, 2010:

	March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

U.S. Treasury securities and obligations of U.S. government agencies.	$1,010	$20	$—	$1,030

States and political subdivisions (including QZAB)	54,958	2,449	(105)	57,302

Corporate debt securities and other	9,017	208	—	9,225

Collateralized mortgage obligations	1,125	—	(22)	1,103

Mortgage-backed securities	471,577	25,277	(117)	496,737

Total	$537,687	$27,954	$(244)	$565,397

The following table presents the amortized cost and fair value of securities classified as held to maturity at March 31, 2010:

	March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

U.S. Treasury securities and obligations of U.S. government agencies.	$37,874	$1,368	$—	$39,242

States and political subdivisions (including QSCB)	45,685	922	(541)	46,066

Corporate debt securities	1,500	186	—	1,686

Collateralized mortgage obligations	573,020	3,616	(847)	575,789

Mortgage-backed securities	3,302,030	132,663	(190)	3,434,503

Total	$3,960,109	$138,755	$(1,578)	$4,097,286

Premises and Equipment

Premises and equipment, net of accumulated depreciation, totaled $152.9 million and $148.9 million at March 31, 2010 and December 31, 2009, respectively, an increase of $4.0 million or 2.7%. The increase was primarily due to the purchase of the U.S. Bank branches.

Deposits

Total deposits were $7.60 billion at March 31, 2010 compared with $7.26 billion at December 31, 2009, an increase of $340.4 million or 4.7%. At March 31, 2010, noninterest-bearing deposits accounted for approximately 20.1% of total deposits compared with 20.6% of total deposits at December 31, 2009. Interest-bearing demand deposits totaled $6.07 billion or 79.9% of total deposits at March 31, 2010 compared with $5.77 billion or 79.4% of total deposits at December 31, 2009.

The following table summarizes the daily average balances and weighted average rates paid on deposits for the periods indicated below:

	Three Months Ended March 31, 2010		Year Ended December 31, 2009
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)

Interest-bearing demand	$1,384,304	0.80%	$1,082,332	0.79%
Regular savings	325,962	0.50	320,530	0.56
Money market savings	1,711,273	0.86	1,590,191	1.11
Time deposits	2,385,804	1.82	2,730,263	2.48

Total interest-bearing deposits	5,807,343	1.22	5,723,316	1.67
Noninterest-bearing deposits	1,445,859	—	1,488,699	—

Total deposits	$7,253,202	0.98%	$7,212,015	1.33%

Other Borrowings

The Company utilizes borrowings to supplement deposits to fund its lending and investment activities. Borrowings consist of funds from the Federal Home Loan Bank (“FHLB”) and correspondent banks. FHLB advances are considered short-term, overnight borrowings. At March 31, 2010, the Company had no FHLB advances and $15.9 million in FHLB long-term notes payable compared with no FHLB advances and $26.1 million in FHLB long-term notes payable at December 31, 2009. FHLB advances are available to the Company under a security and pledge agreement. At March 31, 2010, the Company had total funds of $2.95 billion available under this agreement of which $15.9 million was outstanding. The weighted average interest rate paid on the FHLB notes payable at period end was 5.2%. The maturity dates on the FHLB notes payable range from the years 2010 to 2028 and have interest rates ranging from 3.08% to 6.10%. The highest outstanding balance of FHLB advances during the first quarter of 2010 was $100.0 million compared with $231.0 million for the year ended December 31, 2009. The average rate paid on FHLB advances for the quarter ended March 31, 2010 was 0.05%.

At March 31, 2010, the Company had $68.4 million in overnight securities sold under repurchase agreements compared with $72.6 million at December 31, 2009, a decrease of $4.2 million or 5.7% with average rates paid of 0.84% and 1.25%, respectively.

The following table presents the Company’s borrowings at March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
	(Dollars in thousands)

FHLB advances	$—	$—
FHLB long-term notes payable	15,879	26,140
Total other borrowings	15,879	26,140
Securities sold under repurchase agreements	68,441	72,596

Total	$84,320	$98,736

Junior Subordinated Debentures

At March 31, 2010 and December 31, 2009, the Company had outstanding $92.3 million in junior subordinated debentures issued to the Company’s unconsolidated subsidiary trusts.

A summary of pertinent information related to the Company’s eight issues of junior subordinated debentures outstanding at March 31, 2010 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate(1)	Junior Subordinated Debt Owed to Trusts	Maturity Date(2)
Prosperity Statutory Trust II	July 31, 2001	$15,000,000	3 month LIBOR + 3.58%, not to exceed 12.50%	$15,464,000	July 31, 2031

Prosperity Statutory Trust III	Aug. 15, 2003	12,500,000	3 month LIBOR + 3.00%(3)	12,887,000	Sept. 17, 2033

Prosperity Statutory Trust IV	Dec. 30, 2003	12,500,000	3 month LIBOR + 2.85%(4)	12,887,000	Dec. 30, 2033

SNB Capital Trust IV(5)	Sept. 25, 2003	10,000,000	3 month LIBOR + 3.00%	10,310,000	Sept. 25, 2033

TXUI Statutory Trust I(6)	Sept. 07, 2000	7,000,000	10.60%	7,210,000	Sept. 07, 2030

TXUI Statutory Trust II(6)	Dec. 19, 2003	5,000,000	3 month LIBOR + 2.85%(7)	5,155,000	Dec. 19, 2033

TXUI Statutory Trust III(6)	Nov. 30, 2005	15,500,000	3 month LIBOR + 1.39%	15,980,000	Dec. 15, 2035

TXUI Statutory Trust IV(6)	Mar. 31, 2006	12,000,000	3 month LIBOR + 1.39%	12,372,000	June 30, 2036

(1)	The 3-month LIBOR in effect as of March 31, 2010 was 0.29%.
(2)	All debentures are callable five years from issuance date except for TXUI Statutory Trust I which is callable ten years from issuance date.
(3)	The debentures bore a fixed interest rate of 6.50% until September 17, 2008, when the rate began to float on a quarterly basis based on the 3-month LIBOR plus 3.00%.
(4)	The debentures bore a fixed interest rate of 6.50% until December 30, 2008, when the rate began to float on a quarterly basis based on the 3-month LIBOR plus 2.85%.
(5)	Assumed in connection with the SNB acquisition on April 1, 2006.
(6)	Assumed in connection with the TXUI acquisition on January 31, 2007.
(7)	The debentures bore a fixed interest rate of 6.45% until January 23, 2009, when the rate began to float on a quarterly basis based on the 3-month LIBOR plus 2.85%.

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

As of March 31, 2010, the Company had outstanding $467.5 million in commitments to extend credit and $13.5 million in commitments associated with outstanding standby letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

The Company has no exposure to future cash restrictions associated with known uncertainties or capital expenditures of a material nature.

Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of March 31, 2010, the Company had cash and cash equivalents of $170.1 million compared with $195.3 million at

December 31, 2009, a decrease of $25.2 million. The decrease is primarily due to net repayments of other borrowings of $10.3 million, a decrease in deposits of $35.5 million, purchases of securities of $1.19 billion, an increase in other liabilities of $14.0 million, premium paid on U.S. Bank deposits of $13.1 million and purchases of premises and equipment of $6.3 million offset by proceeds from the maturities and repayments of securities of $781.5 million, cash received from the U.S. Bank transaction of $344.7 million, a decrease in loans of $41.3 million and net earnings of $31.0 million.

Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of March 31, 2010 (other than deposit obligations). The payments do not include pre-payment options that may be available to the Company. The Company’s future cash payments associated with its contractual obligations pursuant to its junior subordinated debentures, FHLB notes payable and operating leases as of March 31, 2010 are summarized below. Payments for junior subordinated debentures include interest of $69.5 million that will be paid over the future periods. The future interest payments were calculated using the current rate in effect at March 31, 2010. With respect to floating interest rates, the payments were determined based on the 3-month LIBOR in effect at March 31, 2010. The current principal balance of the junior subordinated debentures at March 31, 2010 was $92.3 million. Payments for FHLB notes payable include interest of $4.8 million that will be paid over the future periods. Payments related to leases are based on actual payments specified in underlying contracts.

	Payments due in:
	Remaining Fiscal 2010	Fiscal 2011-2012	Fiscal 2013-2014	Thereafter	Total
	(Dollars in thousands)

Junior subordinated debentures	$2,289	$6,103	$6,103	$147,258	$161,753
Federal Home Loan Bank notes payable	1,884	4,062	3,258	11,458	20,662
Operating leases	3,202	6,709	4,103	833	14,847

Total	$7,375	$16,874	$13,464	$159,549	$197,262

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

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit as of March 31, 2010 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Remaining Fiscal 2010	Fiscal 2011-2012	Fiscal 2013-2014	Thereafter	Total
	(Dollars in thousands)

Standby letters of credit	$10,697	$2,651	$196	$—	$13,544
Commitments to extend credit	224,899	98,511	2,420	141,636	467,466

Total	$235,596	$101,162	$2,616	$141,636	$481,010

Capital Resources

Total shareholders’ equity was $1.38 billion at March 31, 2010 compared with $1.35 billion at December 31, 2009, an increase of $26.7 million or 2.0%. The increase was due primarily to net earnings of $31.0 million and an increase in the change in unrealized gain on available for sale securities of $1.2 million which was partially offset by dividends paid of $7.2 million for the three months ended March 31, 2010.

Both the Board of Governors of the Federal Reserve System with respect to the Company, and the Federal Deposit Insurance Corporation (“FDIC”) with respect to the Bank, have established certain minimum risk-based capital standards that apply to bank holding companies and federally insured banks. The following table sets forth the Company’s total risk-based capital, Tier 1 risk-based capital, and Tier 1 to average assets (leverage) ratios as of March 31, 2010:

Consolidated Capital Ratios:
Total capital (to risk weighted assets)	14.07%
Tier 1 capital (to risk weighted assets)	12.82%
Tier 1 capital (to average assets)	6.61%

As of March 31, 2010, the Bank’s risk-based capital ratios were above the levels required for the Bank to be designated as “well capitalized” by the FDIC. To be designated as “well capitalized”, the minimum ratio requirements for the Bank’s total risk-based capital, Tier 1 risk-based capital, and Tier 1 to average assets (leverage) capital ratios must be 10.0%, 6.0% and 5.0%, respectively. The following table sets forth the Bank’s total risk-based capital, Tier 1 risk-based capital, and Tier 1 to average assets (leverage) capital ratios as of March 31, 2010:

Capital Ratios (Bank Only):
Total capital (to risk weighted assets)	13.84%
Tier 1 capital (to risk weighted assets)	12.59%
Tier 1 capital (to average assets)	6.49%

The Bank is participating in the deposit insurance component of the FDIC Temporary Liquidity Guarantee Program (“TLGP”), which increases deposit insurance on noninterest-bearing transaction account deposits on balances up to $250,000 through December 31, 2013. The Company and the Bank elected to not participate in the U.S. Department of Treasury Capital Purchase Program, which is a part of the Troubled Asset Relief Program.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company manages market risk, which for the Company is primarily interest rate risk, through its Asset Liability Committee which is composed of senior officers of the Company, in accordance with policies approved by the Company’s Board of Directors.

The Company uses simulation analysis to examine the potential effects of market changes on net interest income and market value. The Company considers macroeconomic variables, Company strategy, liquidity and other factors as it quantifies market risk. See the Company’s Annual Report on Form 10-K, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Interest Rate Sensitivity and Liquidity” which was filed with the Securities and Exchange Commission on March 1, 2010 for further discussion.

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

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

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a. Not applicable

b. Not applicable

c. Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

Not applicable

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267) (the “Registration Statement”))

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

3.3	Amended and Restated Bylaws of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 19, 2007)

4.1	Form of certificate representing shares of the Company’s common stock (incorporated by reference to Exhibit 4 to the Registration Statement)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed with this Quarterly Report on Form 10-Q.
**	Furnished with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPERITY BANCSHARES, INC. ® (Registrant)

Date: 05/10/10	/S/ DAVID ZALMAN
David Zalman
Chief Executive Officer

Date: 05/10/10	/S/ DAVID HOLLAWAY
David Hollaway
Chief Financial Officer