Form 10-Q
period 2010-06-30
PROSPERITY BANCSHARES INC
filed 2010-08-09
CIK 1068851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER: 000-25051

PROSPERITY BANCSHARES, INC.®

(Exact name of registrant as specified in its charter)

TEXAS	74-2331986
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

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

As of August 1, 2010, there were 46,627,714 outstanding shares of the registrant’s Common Stock, par value $1.00 per share.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

INDEX TO FORM 10-Q

		Page

PART I—FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements	3

	Condensed Consolidated Balance Sheets as of June 30, 2010 (unaudited) and December 31, 2009 (unaudited)	3
	Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2010 and 2009 (unaudited)	4
	Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Year Ended December 31, 2009 (unaudited) and for the Six Months Ended June 30, 2010 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009 (unaudited)	6
	Notes to Interim Condensed Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	34

Item 4.	Controls and Procedures	34

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3.	Defaults upon Senior Securities	35

Item 4.	Reserved	35

Item 5.	Other Information	35

Item 6.	Exhibits	35

Signatures		36

PART I—FINANCIAL INFORMATION

ITEM 1.	INTERIM CONSOLIDATED FINANCIAL STATEMENTS

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2010	December 31, 2009
	(Dollars in thousands, except share data)
ASSETS
Cash and due from banks	$148,395	$194,963
Federal funds sold	823	354

Total cash and cash equivalents	149,218	195,317
Available for sale securities, at fair value (amortized cost of $482,277 and $573,648, respectively)	510,305	599,503
Held to maturity securities, at cost (fair value of $4,470,207 and $3,633,753, respectively)	4,307,542	3,518,787
Loans held for investment	3,425,040	3,376,703
Less allowance for credit losses	(52,727)	(51,863)

Loans, net	3,372,313	3,324,840
Accrued interest receivable	31,708	30,571
Goodwill	921,484	876,987
Core deposit intangibles, net of accumulated amortization of $45,933 and $41,362, respectively	33,389	35,385
Bank premises and equipment, net	161,267	148,855
Other real estate owned	12,520	7,829
Bank Owned Life Insurance (BOLI)	48,451	48,091
Federal Home Loan Bank of Dallas stock	14,888	16,019
Other assets	45,737	48,216

TOTAL ASSETS	$9,608,822	$8,850,400

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$1,576,727	$1,492,612
Interest-bearing	6,237,202	5,765,938

Total deposits	7,813,929	7,258,550
Other borrowings	154,935	26,140
Securities sold under repurchase agreements	93,060	72,596
Accrued interest payable	6,530	7,343
Other liabilities	43,969	42,261
Junior subordinated debentures	92,265	92,265

Total liabilities	8,204,688	7,499,155

COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $1 par value; 200,000,000 shares authorized; 46,658,973 and 46,577,968 shares issued at June 30, 2010 and December 31, 2009, respectively; 46,621,885 and 46,540,880 shares outstanding at June 30, 2010 and December 31, 2009, respectively	46,659	46,578
Capital surplus	873,555	870,460
Retained earnings	466,309	418,008
Accumulated other comprehensive income—unrealized gain on available for sale securities, net of tax of $9,810 and $9,049, respectively	18,218	16,806
Treasury stock, at cost, 37,088 shares	(607)	(607)

Total shareholders’ equity	1,404,134	1,351,245

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,608,822	$8,850,400

See notes to interim condensed consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$52,681	$55,248	$104,134	$111,050
Securities	46,603	47,450	91,617	97,178
Federal funds sold and other earning assets	74	70	103	106

Total interest income	99,358	102,768	195,854	208,334

INTEREST EXPENSE:
Deposits	17,573	25,621	35,058	55,078
Junior subordinated debentures	799	959	1,590	2,078
Securities sold under repurchase agreements	175	280	323	628
Note payable and federal funds sold	211	387	511	951

Total interest expense	18,758	27,247	37,482	58,735

NET INTEREST INCOME	80,600	75,521	158,372	149,599
PROVISION FOR CREDIT LOSSES	3,275	6,900	7,685	13,025

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	77,325	68,621	150,687	136,574

NONINTEREST INCOME:
Customer service fees	12,680	12,863	24,269	25,235
Other	616	2,270	2,005	4,915

Total noninterest income	13,296	15,133	26,274	30,150

NONINTEREST EXPENSE:
Salaries and employee benefits	22,431	20,494	43,543	43,142
Net occupancy expense	3,708	3,514	7,142	7,492
Depreciation expense	2,147	2,069	4,153	4,070
Data processing	1,742	1,562	3,157	3,617
Core deposit intangible amortization	2,280	2,492	4,570	5,156
Other	10,741	14,169	20,209	24,846

Total noninterest expense	43,049	44,300	82,774	88,323

INCOME BEFORE INCOME TAXES	47,572	39,454	94,187	78,401
PROVISION FOR INCOME TAXES	15,826	12,944	31,443	26,413

NET INCOME	$31,746	$26,510	$62,744	$51,988

EARNINGS PER SHARE
Basic	$0.68	$0.57	$1.35	$1.13

Diluted	$0.68	$0.57	$1.34	$1.13

See notes to interim condensed consolidated financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
	(Amounts in thousands, except share and per share data)

BALANCE AT JANUARY 1, 2009	46,116,801	$46,117	$867,380	$332,363	$9,853	$(607)	$1,255,106
Comprehensive Income:
Net income				111,879			111,879
Net change in unrealized gain on available for sale securities (net of tax of $3,744)					6,953		6,953

Total comprehensive income							118,832
Common stock issued in connection with the exercise of stock options and restricted stock awards	461,167	461	1,565				2,026
Stock based compensation expense			1,515				1,515
Cash dividends declared, $0.568 per share				(26,234)			(26,234)

BALANCE AT DECEMBER 31, 2009	46,577,968	46,578	870,460	418,008	16,806	(607)	1,351,245
Comprehensive income:
Net income				62,744			62,744
Net change in unrealized gain on available for sale securities (net of tax of $761)					1,412		1,412

Total comprehensive income							64,156
Common stock issued in connection with the exercise of stock options and restricted stock awards	81,005	81	1,612				1,693
Stock based compensation expense			1,483				1,483
Cash dividends declared, $0.31 per share				(14,443)			(14,443)

BALANCE AT JUNE 30, 2010	46,658,973	$46,659	$873,555	$466,309	$18,218	$(607)	$1,404,134

See notes to interim condensed consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2010	2009
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$62,744	$51,988
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,723	9,226
Stock based compensation expense	1,483	620
Net amortization of premium on loans and deposits	(473)	(4,003)
Provision for credit losses	7,685	13,025
Net amortization of discount on investments	6,715	(1,795)
Net loss (gain) on sale of other real estate	1,983	(437)
Net gain on sale of premises and equipment	(399)	(297)
Net decrease in accrued interest receivable and other assets	2,667	10,700
Net decrease in accrued interest payable and other liabilities	(273)	(30,423)

Net cash provided by operating activities	90,855	48,604

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of securities held to maturity	523,461	425,083
Purchase of securities held to maturity	(1,319,657)	(403,001)
Proceeds from maturities, sales and principal paydowns of securities available for sale	1,092,095	713,996
Purchase of securities available for sale	(999,998)	(549,999)
Net decrease in interest-bearing deposits in financial institutions	—	106
Net decrease in loans held for investment	52,686	91,152
Purchase of bank premises and equipment	(11,510)	(31,110)
Net proceeds from sale of bank premises, equipment and other real estate	21,152	12,859
Purchase of 1st Choice Bancorp	—	(17)
Purchase of Banco Popular branches	—	(50)
Cash and cash equivalents acquired in the purchase of U.S. Bank branches	344,722	—
Premium paid for U.S. Bank branches	(13,136)	—
Cash and cash equivalents acquired in the purchase of First Bank branches	379,771	—
Premium paid for First Bank branches	(26,876)	—
Acquisition of Franklin Bank branches	—	(405)

Net cash provided by (used in) investing activities	42,710	258,614

Continued

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2010	2009
	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in noninterest-bearing deposits	(44,397)	(49,421)
Net decrease in interest-bearing deposits	(267,969)	(2,392)
Net repayments of long-term debt	(11,205)	(1,225)
Net proceeds from (repayments of) short-term debt	140,000	(200,000)
Net increase in securities sold under repurchase agreements	16,657	715
Proceeds from exercise of stock options	1,693	460
Payments of cash dividends	(14,443)	(12,677)

Net cash used in financing activities	(179,664)	(264,540)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	$(46,099)	$42,678
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	195,317	228,633

CASH AND CASH EQUIVALENTS, END OF PERIOD	$149,218	$271,311

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$38,295	$62,666
Cash paid for income taxes	34,550	28,500

See notes to interim condensed consolidated financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010

(UNAUDITED)

1. BASIS OF PRESENTATION

The interim condensed consolidated financial statements include the accounts of Prosperity Bancshares, Inc.® (the “Company”) and its wholly-owned subsidiaries, Prosperity Bank® (the “Bank”) and Prosperity Holdings of Delaware, LLC. All significant inter-company transactions and balances have been eliminated.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Operating results for the six-month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or any other period.

2. INCOME PER COMMON SHARE

The following table illustrates the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands, except per share amounts)

Net income available to common shareholders	$31,746	$26,510	$62,744	$51,988

Weighted average common shares outstanding	46,610	46,105	46,581	46,097
Potential dilutive common shares	244	120	276	49

Weighted average common shares and equivalents outstanding	46,854	46,225	46,857	46,146

Basic earnings per common share	$0.68	$0.57	$1.35	$1.13

Diluted earnings per common share	$0.68	$0.57	$1.34	$1.13

The incremental shares for the assumed exercise of the outstanding options were determined by application of the treasury stock method. There were no stock options outstanding during the quarter ended June 30, 2010 or 2009 that would have had an anti-dilutive effect on the above computation.

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

JUNE 30, 2010

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

ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures About Fair Value Measurements.” ASU 2010-06 requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) a company should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy will be required for the Company beginning January 1, 2011. The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective for the Company on January 1, 2010 (see Note 4 —Fair Value), and did not have a significant impact on the Company’s financial statements.

ASU No. 2010-20, “Receivables (Topic 830)—Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 will be effective for the Company’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for the Company’s financial statements that include periods beginning on or after January 1, 2011.

4. FAIR VALUE

Effective January 1, 2008, the Company adopted FASB ASC Topic 820, Fair Value Measurement and Disclosures. ASC Topic 820, which defines fair value, addresses aspects of the expanding application of fair value accounting and establishes a consistent framework for measuring fair value. Fair value represents the estimated price that would be received from selling an asset or paid to transfer a liability, otherwise known as an “exit price”.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

(UNAUDITED)

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available for sale securities (at fair value):
U.S Treasury securities and obligations of U.S. government agencies	$—	$1,019	$—	$1,019
States and political subdivisions (including QZAB)	—	56,784	—	56,784
Corporate debt securities and other	—	8,975	—	8,975
Collateralized mortgage obligations	—	1,052	—	1,052
Mortgage-backed securities	—	442,475	—	442,475

TOTAL	$—	$510,305	$—	$510,305

Certain assets and liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). These instruments include other real estate owned, repossessed assets and impaired loans per ASC Topic 310, Receivables. For the six months ended June 30, 2010, the Company had additions to impaired loans of $15.9 million and additions to other real estate owned of $19.9 million, of which $4.4 million and $9.3 million were outstanding June 30, 2010, respectively. The remaining financial assets and financial liabilities measured at fair value on a non-recurring basis that were recorded in 2010 and remained outstanding at June 30, 2010 were not significant.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

(UNAUDITED)

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

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

(UNAUDITED)

FASB ASC Topic 825, Financial Instruments, requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The carrying amount and estimated fair values of the Company’s financial instruments are as follows:

	June 30, 2010
	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash and due from banks	$148,395	$148,395
Federal funds sold	823	823
Available for sale securities	510,305	510,305
Held to maturity securities	4,307,542	4,470,206
Loans held for investment and for sale (net of allowance for credit losses)	3,372,313	3,370,563

Total	$8,339,378	$8,500,292

Financial liabilities:
Deposits	$7,813,929	$7,833,179
Other borrowings	154,935	156,463
Securities sold under repurchase agreements	93,060	93,060
Junior subordinated debentures	92,265	90,352

Total	$8,154,189	$8,173,054

The Company’s off-balance sheet commitments, which total $477.3 million at June 30, 2010, are funded at current market rates at the date they are drawn upon. It is management’s opinion that the fair value of these commitments would approximate their carrying value, if drawn upon.

The fair value estimates presented herein are based on pertinent information available to management at June 30, 2010. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

5. GOODWILL AND CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles (CDI) for the six months ended June 30, 2010 were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)

Balance as of December 31, 2009	$876,987	$35,385
Amortization	—	(4,570)
Acquisition of First Bank branches	31,899	2,036
Acquisition of U.S. Bank branches	12,598	538

Balance as of June 30, 2010	$921,484	$33,389

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

(UNAUDITED)

Purchase accounting adjustments to prior year acquisitions were made to adjust deferred tax asset and liability balances. Goodwill is recorded on the acquisition date of each entity. The Company may record subsequent adjustments to goodwill for amounts undeterminable at acquisition date, such as deferred taxes and real estate valuations, and therefore the goodwill amounts reflected in the table above may change accordingly. The Company initially records the total premium paid on acquisitions as goodwill. After finalizing the valuation, core deposit intangibles are identified and reclassified from goodwill to core deposit intangibles on the balance sheet. This reclassification has no effect on total assets or liabilities. Management performs an evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill and other intangibles has occurred. If any such impairment is determined, a write down is recorded. As of June 30, 2010, there were no impairments recorded on goodwill or other intangibles.

Although the Bank completed the U.S. Bank branch acquisition in March 2010 and the First Bank branch acquisition in May 2010, the Company has not yet finalized the allocation of the purchase price for each respective acquisition.

Core deposit intangibles are amortized on an accelerated basis over their estimated lives, which the Company believes is between 8 and 10 years. Gross core deposit intangibles outstanding were $79.3 million and $76.7 million at June 30, 2010 and December 31, 2009, respectively. Net core deposit intangibles outstanding were $33.4 million and $35.4 million at the same dates, respectively. Amortization expense related to intangible assets totaled $2.3 million and $2.5 million for the three months ended June 30, 2010 and 2009, respectively, and $4.6 million and $5.2 million for the six months ended June 30, 2010 and 2009, respectively. The estimated aggregate future amortization expense for intangible assets remaining as of June 30, 2010 is as follows (dollars in thousands):

Remaining 2010	$4,467

2011	7,806

2012	6,370

2013	4,485

2014	3,331

Thereafter	6,930

Total	$33,389

6. STOCK BASED COMPENSATION

At June 30, 2010, the Company had three stock-based employee compensation plans and four stock option plans assumed in connection with acquisitions under which no additional options will be granted. Two of the three plans adopted by the Company have expired and therefore no additional awards may be issued under those plans. The Company accounts for stock-based employee compensation plans using the fair value-based method of accounting in accordance with ASC Topic 718. ASC Topic 718 was effective for companies in 2006; however, the Company has been recognizing compensation expense since January 1, 2003. The Company recognized $1.5 million and $620,000 in stock-based compensation expense for the six months ended June 30, 2010 and 2009, respectively, and $692,000 and $294,000 in stock-based compensation expense for the three months ended June 30, 2010 and 2009, respectively. There was approximately $469,000 and $146,000 of income tax benefit recorded for the stock-based compensation expense for the six months ended June 30, 2010 and 2009, respectively, and $217,000 and $66,000 of income tax benefit recorded for the stock-based compensation expense for the three months ended June 30, 2010 and 2009, respectively.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

(UNAUDITED)

The Company has granted shares of common stock (“restricted stock”) to certain directors and associates under the Company’s 2004 Stock Incentive Plan. The awardee is not entitled to the shares until they vest, which is generally over a 1 to 5 year period, but the awardee is entitled to receive dividends on and vote the shares prior to vesting. The shares granted do not have a cost to the awardee and the only requirement of vesting is continued service to the Company. Compensation cost related to restricted stock is calculated based on the market price of the shares at the date of grant. If the awardee leaves the Company before the shares vest, the unvested shares are forfeited. As of June 30, 2010, there were 356,905 shares of restricted stock outstanding with a weighted average grant date fair value of $36.50.

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

The fair value of options was estimated using an option-pricing model with the following weighted average assumptions:

	June 30,
	2010	2009
Expected life (years)	5.14	5.10
Risk free interest rate	3.88%	4.11%
Volatility	21.21%	21.19%
Dividend yield	1.26%	1.22%

A summary of changes in outstanding vested and unvested options during the six months ended June 30, 2010 is set forth below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)			(In thousands)

Options outstanding, beginning of period	856	$25.88
Options granted	—	—
Options forfeited	(15)	26.91
Options exercised	(77)	21.96

Options outstanding, end of period	764	$26.25	4.66	$6,489

Options vested or expected to vest	740	$25.97	4.59	$6,498

Options exercisable, end of period	424	$23.87	3.67	$4,612

No options were granted during the six months ended June 30, 2010 and a total of 12,500 options at a weighted average exercise price of $29.08 were granted during the six months ended June 30, 2009. The total intrinsic value of the options exercised during the six month periods ended June 30, 2010 and 2009 was $986,000 and $355,000, respectively. The total fair value of shares vested during the six month periods ended June 30, 2010 and 2009 was $124,000 and $113,000, respectively.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

(UNAUDITED)

A summary of changes in non-vested options is set forth below:

	Six Months Ended June 30,
	2010		2009
	Number of Options	Weighted Average Grant Date Fair Value	Number of Options	Weighted Average Grant Date Fair Value
	(In thousands)		(In thousands)
Non-vested options outstanding, beginning of period	376	$6.78	529	$6.83
Options granted	—	—	13	4.58
Non-vested options forfeited	(15)	6.94	(2)	4.34
Options vested	(21)	5.78	(21)	5.47

Non-vested options outstanding, end of period	340	$6.84	519	$6.83

The Company received $1.7 million and $460,000 in cash from the exercise of stock options during the six month periods ended June 30, 2010 and 2009, respectively. There was no tax benefit realized from option exercises of the stock-based compensation arrangements during the six month periods ended June 30, 2010 and 2009.

As of June 30, 2010, there was $11.9 million of total unrecognized compensation expense related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 3.1 years.

7. CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ITEMS

Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of June 30, 2010 (other than deposit obligations). The payments do not include pre-payment options that may be available to the Company. The Company’s future cash payments associated with its contractual obligations pursuant to its junior subordinated debentures, FHLB notes payable and operating leases as of June 30, 2010 are summarized below. Payments for junior subordinated debentures include interest of $72.6 million that will be paid over the future periods. The future interest payments were calculated using the current rate in effect at June 30, 2010. With respect to floating interest rates, the payments were determined based on the 3-month LIBOR in effect at June 30, 2010. The current principal balance of the junior subordinated debentures at June 30, 2010 was $92.3 million. Payments for FHLB notes payable include interest of $4.6 million that will be paid over the future periods. Payments related to leases are based on actual payments specified in underlying contracts.

	Payments due in:
	Remaining Fiscal 2010	Fiscal 2011-2012	Fiscal 2013-2014	Thereafter	Total
	(Dollars in thousands)
Junior subordinated debentures	$1,606	$6,425	$6,425	$150,434	$164,890
Federal Home Loan Bank notes payable	738	4,062	3,258	11,458	19,516
Operating leases	2,156	6,836	4,190	869	14,051

Total	$4,500	$17,323	$13,873	$162,761	$198,457

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

JUNE 30, 2010

(UNAUDITED)

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

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit as of June 30, 2010 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Remaining Fiscal 2010	Fiscal 2011-2012	Fiscal 2013-2014	Thereafter	Total
	(Dollars in thousands)
Standby letters of credit	$10,087	$4,785	$196	$—	$15,068
Commitments to extend credit	138,432	175,750	1,725	146,359	462,266

Total	$148,519	$180,535	$1,921	$146,359	$477,334

8. SUBSEQUENT EVENTS

The Company evaluated all events and transactions that occurred after the balance sheet date and determined no reportable subsequent events existed.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

PASSAGE OF DODD-FRANK ACT

In July 2010, Congress enacted regulatory reform legislation known as the Dodd–Frank Wall Street Reform and Consumer Protection Act (the “Dodd–Frank Act”), which the President signed into law on July 21, 2010. Many aspects of the Dodd–Frank Act are subject to further rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact to the Company, the Bank or across the industry. This new law broadly affects the financial services industry by implementing changes to the financial regulatory landscape aimed at strengthening the sound operation of the financial services sector, including provisions that, among other things, will:

•	Create a new agency, the Consumer Financial Protection Bureau, responsible for implementing, examining and enforcing compliance with federal consumer financial laws;

•

Apply the same leverage and risk–based capital requirements that apply to insured depository institutions to most bank holding companies, which, among other things, will require the Company to deduct all trust preferred securities issued on or after May 19, 2010 from the Company’s Tier 1 capital (existing trust preferred securities issued prior to May 19, 2010 for all bank holding companies with less than $15.0 billion in total consolidated assets as of December 31, 2009 are exempt from this requirement);

•	Require the Company to be well–capitalized and well–managed in order to acquire banks located outside its home state;

•

Broaden the base for FDIC insurance assessments from the amount of insured deposits to average total consolidated assets less average tangible equity during the assessment period, which generally is expected to result in an increase in the level of assessments;

•

Permanently increase FDIC deposit insurance to $250,000 and provide unlimited FDIC deposit insurance beginning December 31, 2010 until January 1, 2013 for noninterest bearing demand transaction accounts at all insured depository institutions;

•

Amend the Electronic Fund Transfer Act to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer;

•

Permit the Bank to engage in de novo interstate branching if the laws of the state where the new branch is to be established would permit the establishment of the branch if the Bank were chartered by such state;

•	Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, that apply to all public companies, not just financial institutions; and

•	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

The Company’s management is actively reviewing the provisions of the Dodd–Frank Act and assessing its probable impact on the business, financial condition, and results of operations of the Company and the Bank. Provisions in the legislation that affect deposit insurance assessments, payment of interest on demand deposits and interchange fees could increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate. Provisions in the legislation that revoke the Tier 1 capital treatment of newly issued trust preferred securities could require the Company to seek other sources of capital in the future.

OVERVIEW

The Company, a Texas corporation, was formed in 1983 as a vehicle to acquire the former Allied First Bank in Edna, Texas which was chartered in 1949 as The First National Bank of Edna. The Company is a registered financial holding company that derives substantially all of its revenues and income from the operation of its bank subsidiary, Prosperity Bank® (“Prosperity Bank®” or the “Bank”). The Bank provides a wide array of financial products and services to small and medium-sized businesses and consumers. As of June 30, 2010, the Bank operated one hundred seventy-five (175) full-service banking locations; with sixty (60) in the Houston area, twenty (20) in the South Texas area including Corpus Christi and Victoria, thirty-three (33) in the Central Texas, ten (10) in the Bryan/College Station area, twenty-one (21) in East Texas and thirty-one (31) in the Dallas/Fort Worth, Texas area. The Company’s headquarters are located at Prosperity Bank Plaza, 4295 San Felipe in Houston, Texas and its telephone number is (281) 269-7199. The Company’s website address is www.prosperitybanktx.com. Information contained on the Company’s website is not incorporated by reference into this quarterly report on Form 10-Q and is not part of this or any other report.

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

Three principal components of the Company’s growth strategy are internal growth, stringent cost control practices and strategic merger transactions. The Company focuses on continuous internal growth. Each banking center is operated as a separate profit center, maintaining separate data with respect to its net interest income, efficiency ratio, deposit growth, loan growth and overall profitability. Banking center presidents and managers are accountable for performance in these areas and compensated accordingly. The Company also focuses on maintaining stringent cost control practices and policies. The Company has invested significantly in the infrastructure required to centralize many of its critical operations, such as data processing and loan processing. Management believes that this centralized infrastructure can accommodate substantial additional growth while enabling the Company to minimize operational costs through certain economies of scale. The Company also intends to continue to seek expansion opportunities. On March 26, 2010, the Company purchased three (3) retail branches of U.S. Bank. The three banking centers acquired by the Company were the Texas locations U.S. Bank acquired from the FDIC on October 30, 2009 when U.S. Bank acquired the nine (9) subsidiary banks of FBOP Corporation. On April 30, 2010, the Company purchased nineteen (19) Texas retail branches of First Bank, and subsequently consolidated four of these branches into nearby existing Company banking centers.

Total assets were $9.61 billion at June 30, 2010 compared with $8.85 billion at December 31, 2009, an increase of $758.4 million or 8.6%. Total loans were $3.42 billion at June 30, 2010 compared with $3.38 billion at December 31, 2009, an increase of $48.3 million or 1.4%. Total deposits were $7.81 billion at June 30, 2010 compared with $7.26 billion December 31, 2009, an increase of $555.4 million or 7.7%. The increase in total assets, loans and deposits is primarily due to the acquisition of the U.S. Bank and First Bank branches. Shareholders’ equity increased $52.9 million or 3.9%, to $1.40 billion at June 30, 2010 compared with $1.35 billion at December 31, 2009.

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

Goodwill and Intangible Assets—Goodwill and intangible assets that have indefinite useful lives are subject to an impairment test at least annually, or more often, if events or circumstances indicate that it is more likely than not that the fair value of Prosperity Bank, the Company’s only reporting unit with assigned goodwill, is below the carrying value of its equity. Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of the Company’s reporting unit compared with its carrying value. If the carrying amount exceeds the fair value of the reporting unit, a second test is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment. The Company had no intangible assets with indefinite useful lives at June 30, 2010. Other identifiable intangible assets that are subject to amortization are amortized on an accelerated basis over the years expected to be benefited, which the Company believes is between eight and ten years. These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value to carrying value. Based on the Company’s annual goodwill impairment test as of September 30, 2009, management does not believe any of its goodwill is impaired as of June 30, 2010 because the fair value of the Company’s equity exceeded its carrying value. While the Company believes no impairment existed at June 30, 2010 under accounting standards applicable at that date, different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation and financial condition or future results of operations.

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

Other-Than-Temporarily Impaired Securities—The Company’s available for sale securities portfolio is reported at fair value. When the fair value of a security is below its amortized cost, and depending on the length of time the condition exists and the extent the fair market value is below amortized cost, additional analysis is performed to determine whether an impairment exists. Available for sale and held to maturity securities are analyzed quarterly for possible other-than-temporary impairment. The analysis considers (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, (iii) whether the market decline was affected by macroeconomic conditions, and (iv) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. Often, the information available to conduct these assessments is limited and rapidly changing, making estimates of fair value subject to judgment. If actual information or conditions are different than estimated, the extent of the impairment of the security may be different than previously estimated, which could have a material effect on the Company’s results of operations and financial condition.

RESULTS OF OPERATIONS

Net income available to common shareholders was $31.7 million ($0.68 per common share on a diluted basis) for the quarter ended June 30, 2010 compared with $26.5 million ($0.57 per common share on a diluted basis) for the quarter ended June 30, 2009, an increase in net income of $5.2 million or 19.8%. The Company posted returns on average common equity of 9.12% and 8.18%, returns on average assets of 1.34% and 1.20% and efficiency ratios of 46.04% and 48.98% for the quarters ended June 30, 2010 and 2009, respectively. The efficiency ratio is calculated by dividing total noninterest expense (excluding credit loss provisions) by net interest income plus noninterest income (excluding net gains and losses on the sale of securities and assets). Additionally, taxes are not part of this calculation.

For the six months ended June 30, 2010, net income available to common shareholders was $62.7 million ($1.34 per common share on a diluted basis) compared with $52.0 million ($1.13 per common share on a diluted basis) for the same period in 2009, an increase in net income of $10.8 million or 20.7%. The Company posted returns on average common equity of 9.05% and 8.12%, returns on average assets of 1.36% and 1.17% and efficiency ratios of 44.93% and 49.22% for the six months ended June 30, 2010 and 2009, respectively.

Net Interest Income

The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.”

Net interest income before the provision for credit losses was $80.6 million for the quarter ended June 30, 2010 compared with $75.5 million for the quarter ended June 30, 2009, an increase of $5.1 million, or 6.7%. Net interest income increased as a result of an increase in average interest-earning assets to $8.16 billion for the quarter ended June 30, 2010 compared with $7.56 billion for the quarter ended June 30, 2009, an increase of $595.8 million, or 7.9%. The increase in average earning assets was primarily attributable to increases in average securities primarily resulting from the investment of funds received in the purchase of the U.S. Bank and First Bank branches. The increase is net interest income was also due to decreased interest expense resulting from lower deposit pricing.

The net interest margin on a tax equivalent basis decreased to 4.00% for the quarter ended June 30, 2010 compared with 4.04% for the quarter ended June 30, 2009. The average rate paid on interest-bearing liabilities decreased 66 basis points from 1.83% for the quarter ended June 30, 2009 to 1.17% for the quarter ended June 30, 2010. The average yield on earning assets decreased 56 basis points from 5.45% for the quarter ended June 30, 2009 to 4.89% for the quarter ended June 30, 2010. The volume of interest-bearing liabilities increased $489.0 million and the volume of interest-earning assets increased $555.8 million for the same periods.

Net interest income before the provision for credit losses increased $8.8 million, or 5.9%, to $158.4 million for the six months ended June 30, 2010 compared with $149.6 million for the same period in 2009. This increase was mainly attributable to higher average interest-earning assets resulting from an increase in average securities primarily due to the investment of funds received in the U.S. Bank and First Bank branch purchases. The net interest margin on a tax equivalent basis increased to 4.09% compared with 4.01% for the same periods principally due to a 76 basis point decrease in the average rate paid on interest-bearing liabilities from 1.97% for the six months ended June 30, 2009 to 1.21% for the six months ended June 30, 2010 and a 51 basis point decrease in the average yield on earning assets from 5.53% for the six months ended June 30, 2009 to 5.02% for the six months ended June 30, 2010.

The following tables set forth, for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the three and the six month periods ended June 30, 2010 and 2009. The tables also set forth the average rate paid on total interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Except as indicated in the footnotes, no tax-equivalent adjustments were made and all average balances are daily average balances. Any nonaccruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended June 30,
	2010			2009
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (2)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (2)
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$3,404,127	$52,681	6.21%	$3,472,449	$55,248	6.38%
Securities (1)	4,642,246	46,603	4.02	3,964,766	47,450	4.79
Federal funds sold and other temporary investments	109,027	74	0.27	122,358	70	0.23

Total interest-earning assets	8,155,400	99,358	4.89%	7,559,573	102,768	5.45%

Less allowance for credit losses	(52,726)			(39,249)

Total interest-earning assets, net of allowance	8,102,674			7,520,324
Noninterest-earning assets	1,387,543			1,313,661

Total assets	$9,490,217			$8,833,985

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,381,215	$2,517	0.73%	$1,047,363	$2,182	0.84%
Savings and money market accounts	2,248,950	4,292	0.77	1,878,238	4,619	0.99
Certificates of deposit	2,599,197	10,764	1.66	2,820,910	18,820	2.68
Junior subordinated debentures	92,265	799	3.47	92,265	959	4.17
Federal funds purchased and other borrowings	44,477	211	1.90	28,937	387	5.36
Securities sold under repurchase agreements.	83,092	175	0.84	92,466	280	1.21

Total interest-bearing liabilities	6,449,196	18,758	1.17%	5,960,179	27,247	1.83%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	1,583,010			1,499,888
Other liabilities	65,518			78,181

Total liabilities	8,097,724			7,538,248

Shareholders’ equity	1,392,493			1,295,737

Total liabilities and shareholders’ equity	$9,490,217			$8,833,985

Net interest rate spread			3.72%			3.62%

Net interest income and margin (3)		$80,600	3.96%		$75,521	4.01%

Net interest income and margin (tax-equivalent basis) (4)		$81,332	4.00%		$76,226	4.04%

(1)	Yield is based on amortized cost and does not include any component of unrealized gains or losses.
(2)	Annualized.
(3)	The net interest margin is equal to net interest income divided by average interest-earning assets.
(4)	In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35%.

	Six Months Ended June 30,
	2010			2009
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (2)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (2)
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$3,373,654	$104,134	6.22%	$3,501,488	$111,050	6.40%
Securities (1)	4,411,177	91,617	4.15	3,997,278	97,178	4.86
Federal funds sold and other temporary investments	84,916	103	0.24	94,631	106	0.23

Total interest-earning assets	7,869,747	195,854	5.02%	7,593,397	208,334	5.53%

Less allowance for credit losses	(52,240)			(38,240)

Total interest-earning assets, net of allowance	7,817,507			7,555,157
Noninterest-earning assets	1,369,399			1,307,993

Total assets	$9,186,906			$8,863,150

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,382,751	$5,255	0.77%	$1,058,122	$4,304	0.82%
Savings and money market accounts	2,143,678	8,312	0.78	1,841,147	10,676	1.17
Certificates of deposit	2,493,091	21,491	1.74	2,868,186	40,098	2.82
Junior subordinated debentures	92,265	1,590	3.48	92,265	2,078	4.54
Federal funds purchased and other borrowings	38,312	511	2.69	55,865	951	3.43
Securities sold under repurchase agreements	77,204	323	0.84	88,128	628	1.44

Total interest-bearing liabilities	6,227,301	37,482	1.21%	6,003,713	58,735	1.97%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	1,514,877			1,498,136
Other liabilities	64,726			80,101

Total liabilities	7,806,904			7,581,950

Shareholders’ equity	1,380,002			1,281,200

Total liabilities and shareholders’ equity	$9,186,906			$8,863,150

Net interest rate spread			3.81%			3.56%

Net interest income and margin (3)		$158,372	4.06%		$149,599	3.97%

Net interest income and margin (tax-equivalent basis) (4)		$159,797	4.09%		$150,985	4.01%

(1)	Yield is based on amortized cost and does not include any component of unrealized gains or losses.
(2)	Annualized.
(3)	The net interest margin is equal to net interest income divided by average interest-earning assets.
(4)	In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35%.

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

	Three Months Ended June 30,
	2010 vs. 2009
	Increase (Decrease) Due to
	Volume	Rate	Total
	(In thousands)
Interest-earning assets:
Loans	$(1,087)	$(1,480)	$(2,567)
Securities	8,108	(8,955)	(847)
Federal funds sold and other temporary investments	(8)	12	4

Total increase (decrease) in interest income	7,013	(10,423)	(3,410)

Interest-bearing liabilities:
Interest-bearing demand deposits	696	(361)	335
Savings and money market accounts	912	(1,239)	(327)
Certificates of deposit	(1,479)	(6,577)	(8,056)
Junior subordinated debentures	—	(160)	(160)
Federal funds purchased and other borrowings	208	(384)	(176)
Securities sold under repurchase agreements	(28)	(77)	(105)

Total increase (decrease) in interest expense	309	(8,798)	(8,489)

Increase (decrease) in net interest income	$6,704	$(1,625)	$5,079

	Six Months Ended June 30,
	2010 vs. 2009
	Increase (Decrease) Due to
	Volume	Rate	Total
	(In thousands)
Interest-earning assets:
Loans	$(4,054)	$(2,862)	$(6,916)
Securities	10,062	(15,623)	(5,561)
Federal funds sold and other temporary investments	(11)	8	(3)

Total increase (decrease) in interest income	5,997	(18,477)	(12,480)

Interest-bearing liabilities:
Interest-bearing demand deposits	1,320	(369)	951
Savings and money market accounts	1,754	(4,118)	(2,364)
Certificates of deposit	(5,244)	(13,363)	(18,607)
Junior subordinated debentures	—	(488)	(488)
Federal funds purchased and other borrowings	(299)	(141)	(440)
Securities sold under repurchase agreements	(78)	(227)	(305)

Total increase (decrease) in interest expense	(2,547)	(18,706)	(21,253)

Increase in net interest income	$8,544	$229	$8,773

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

The Company made a $3.3 million provision for credit losses for the quarter ended June 30, 2010 and a $6.9 million provision for the quarter ended June 30, 2009. Net charge-offs were $2.4 million for the quarter ended June 30, 2010 compared with net charge-offs of $3.5 million for the quarter ended June 30, 2009. The Company made a $7.7 million provision for credit losses for the six months ended June 30, 2010 and a $13.0 million provision for the six months ended June 30, 2009. Net charge-offs were $6.8 million for the six months ended June 30, 2010 compared with $7.4 million for the six months ended June 30, 2009.

Noninterest Income

The Company’s primary sources of noninterest income are service charges on deposit accounts and other banking service related fees. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method. Banking related service fees include check cashing fees, official check fees, safe deposit box rent and currency handling fees. Noninterest income totaled $13.3 million for the three months ended June 30, 2010 compared with $15.1 million for the same period in 2009, a decrease of $1.8 million, or 12.1%. Noninterest income decreased $3.9 million, or 12.9%, to $26.3 million for the six months ended June 30, 2010 compared with $30.2 million for the same period in 2009. Both decreases were primarily due to an increase in losses on sale of ORE and a decrease in insufficient funds charges.

The net loss on sale of ORE was $1.7 million for the three months ended June 30, 2010 compared with a net gain of $415,000 for the three months ended June 30, 2009. The net loss on sale of ORE was $2.0 million for the six months ended June 30, 2010 compared with a net gain of $437,000 for the same period in 2009.

Other noninterest income increased $23,000 or 4.8% to $502,000 for the three months ended June 30, 2010 compared with $479,000 for the same period in 2009. Other noninterest income decreased $687,000 or 38.7% to $1.1 million for the six months ended June 30, 2010 compared with $1.8 million for the same period in 2009. The decrease was primarily due to loan servicing income paid by the FDIC related to loans of Franklin Bank that the Bank serviced on behalf of the FDIC but did not purchase. The loan servicing agreement ended in April 2009.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Service charges on deposit accounts	$12,680	$12,863	$24,269	$25,235
Banking related service fees	546	501	1,015	992
Brokered mortgage income	50	140	63	210
Investment income	136	115	350	368
Income from leased assets	74	82	147	168
Bank owned life insurance income (BOLI)	598	338	925	667
Net gain on sale of assets	399	200	399	297
Net gain (loss) on sale of ORE	(1,689)	415	(1,983)	437
Other noninterest income	502	479	1,089	1,776

Total noninterest income	$13,296	$15,133	$26,274	$30,150

Noninterest Expense

Noninterest expense totaled $43.0 million for the quarter ended June 30, 2010 compared with $44.3 million for the quarter ended June 30, 2009, a decrease of $1.3 million or 2.8%. Noninterest expense totaled $82.8 million for the six months ended June 30, 2010 compared with $88.3 million for the six months ended June 30, 2009, a decrease of $5.5 million or 6.3%. Both decreases occurred primarily in reduced regulatory assessments and FDIC insurance. The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)

Salaries and employee benefits (1)	$22,431	$20,494	$43,543	$43,142

Non-staff expenses:
Net occupancy expense	3,708	3,514	7,142	7,492
Depreciation	2,147	2,069	4,153	4,070
Data processing	1,742	1,562	3,157	3,617
Communications expense	2,016	2,114	4,035	4,331
Printing and supplies	486	732	964	1,325
Professional fees	905	722	1,621	1,369
Regulatory assessments and FDIC insurance	2,801	5,771	5,410	8,752
Ad valorem and franchise taxes	982	931	1,918	1,874
Core deposit intangibles amortization	2,280	2,492	4,570	5,156
Other	3,551	3,899	6,261	7,195

Total non-staff expenses	20,618	23,806	39,231	45,181

Total noninterest expense	$43,049	$44,300	$82,774	$88,323

(1)	Includes stock based compensation expense of $692,000 and $294,000 for the three months ended June 30, 2010 and 2009, respectively, and $1.5 million and $620,000 for the six months ended June 30, 2010 and 2009, respectively.

Salaries and employee benefit expenses were $22.4 million for the quarter ended June 30, 2010 compared with $20.5 million for the quarter ended June 30, 2009, an increase of $1.9 million, or 9.5%. The increase was principally due to the new associates hired in connection with the U.S. Bank and First Bank branch acquisitions. For the six months ended June 30, 2010, salaries and employee benefit expenses were $43.5 million, an increase of $401,000 or 0.9% compared with $43.1 million for the six months ended June 30, 2009. The number of full-time equivalent (FTE) associates employed by the Company was 1,753 at June 30, 2010, 1,651 at March 31, 2010 and 1,634 at June 30, 2009.

Regulatory assessments and FDIC insurance decreased $3.0 million, or 51.5%, to $2.8 million for the quarter ended June 30, 2010 compared with $5.8 million during the same period in 2009. Regulatory assessments and FDIC insurance decreased $3.3 million, or 38.2%, to $5.4 million for the six months ended June 30, 2010 compared with $8.8 million during the same period in 2009. The decreases in both periods were due to the special assessment of 5 basis points on total assets minus total Tier 1 capital imposed by the FDIC as of June 30, 2009. The special assessment was paid on September 30, 2009.

Income Taxes

Income tax expense increased $2.9 million or 22.3% to $15.8 million for the quarter ended June 30, 2010 compared with $12.9 million for the same period in 2009. For the six months ended June 30, 2010, income tax expense totaled $31.4 million, an increase of $5.0 million or 19.0% compared with $26.4 million for the same period in 2009. The increase was primarily attributable to higher pretax net earnings for the three and six months ended June 30, 2010 compared with the same respective periods in 2009. The effective tax rate for the three months ended June 30, 2010 and 2009 was 33.3% and 32.8%, respectively. The effective tax rate for the six months ended June 30, 2010 and 2009 was 33.4% and 33.7%, respectively.

FINANCIAL CONDITION

Loan Portfolio

Total loans were $3.42 billion at June 30, 2010, an increase of $48.3 million or 1.4% compared with $3.38 billion at December 31, 2009.

The following table summarizes the loan portfolio of the Company by type of loan as of June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$409,657	12.0%	$392,975	11.6%
Real estate:
Construction and land development	514,793	15.0	557,245	16.5
1-4 family residential	758,670	22.2	709,101	21.0
Home equity	116,071	3.4	117,661	3.5
Commercial mortgages	1,268,731	37.0	1,261,267	37.4
Farmland	97,531	2.8	93,288	2.8
Multifamily residential	81,103	2.4	77,952	2.3
Agriculture	51,239	1.5	42,241	1.3
Consumer (net of unearned discount)	96,628	2.8	102,436	3.0
Other	30,617	0.9	22,537	0.6

Total loans	$3,425,040	100.0%	$3,376,703	100.0%

Nonperforming Assets

The Company had $21.9 million in nonperforming assets at June 30, 2010 and $16.4 million in nonperforming assets at December 31, 2009, an increase of $5.5 million or 33.6%. The ratio of nonperforming assets to loans and other real estate was 0.64% at June 30, 2010 compared with 0.48% at December 31, 2009.

The Company generally places a loan on nonaccrual status and ceases accruing interest when the payment of principal or interest is delinquent for 90 days, or earlier in some cases, unless the loan is in the process of collection and the underlying collateral fully supports the carrying value of the loan.

The following table presents information regarding nonperforming assets as of the dates indicated:

	June 30, 2010	December 31, 2009
	(Dollars in thousands)

Nonaccrual loans	$3,302	$6,079
Accruing loans 90 or more days past due	5,761	2,332

Total nonperforming loans	9,063	8,411
Repossessed assets	273	116
Other real estate	12,520	7,829

Total nonperforming assets	$21,856	$16,356

Nonperforming assets to total loans and other real estate	0.64%	0.48%
Nonperforming assets to average earning assets	0.27%	0.22%

The following table presents information regarding nonperforming assets by type as of the dates indicated:

	June 30, 2010	December 31, 2009
	(Dollars in thousands)
Commercial	$1,670	$1,390
Construction	7,293	5,622
1-4 family (including home equity)	4,920	2,383
Commercial real estate (including multi-family)	7,691	6,834
Agriculture and agriculture real estate	43	—
Consumer	239	127

Total nonperforming assets	$21,856	$16,356

Allowance for Credit Losses

Management actively monitors the Company’s asset quality and provides specific loss allowances when necessary. Loans are charged-off against the allowance for credit losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. As of June 30, 2010, the allowance for credit losses amounted to $52.7 million or 1.54% of total loans compared with $51.9 million or 1.54% of total loans at December 31, 2009.

Set forth below is an analysis of the allowance for credit losses for the six months ended June 30, 2010 and the year ended December 31, 2009:

	Six Months Ended June 30, 2010	Year Ended December 31, 2009
	(Dollars in thousands)

Average loans outstanding	$3,373,654	$3,455,761

Gross loans outstanding at end of period	$3,425,040	$3,376,703

Allowance for credit losses at beginning of period	$51,863	$36,970
Provision for credit losses	7,685	28,775
Charge-offs:
Commercial and industrial	(1,403)	(3,816)
Real estate and agriculture	(5,291)	(8,585)
Consumer	(944)	(2,998)
Recoveries:
Commercial and industrial	207	275
Real estate and agriculture	116	236
Consumer	494	1,006

Net charge-offs	(6,821)	(13,882)

Allowance for credit losses at end of period	$52,727	$51,863

Ratio of allowance to end of period loans	1.54%	1.54%
Ratio of net charge-offs to average loans (annualized)	0.40%	0.40%
Ratio of allowance to end of period nonperforming loans	581.8%	616.6%

Securities

The carrying cost of securities totaled $4.82 billion at June 30, 2010 compared with $4.12 billion at December 31, 2009, an increase of $699.6 million or 17.0%. At June 30, 2010, securities represented 50.1% of total assets compared with 46.5% of total assets at December 31, 2009.

The following table summarizes the amortized cost of securities as of the dates shown (available for sale securities are not adjusted for unrealized gains or losses):

	June 30, 2010	December 31, 2009
	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$22,960	$41,715
States and political subdivisions	100,395	103,074
Corporate debt securities	2,981	3,227
Collateralized mortgage obligations	544,298	296,923
Mortgage-backed securities	4,111,897	3,640,208
Equity securities	7,288	7,288

Total amortized cost	$4,789,819	$4,092,435

Total fair value	$4,980,512	$4,233,256

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

In determining OTTI under ASC Topic 320, management considers many factors, including: (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, (iii) whether the market decline was affected by macroeconomic conditions, and (iv) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an OTTI decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time. If applicable, the second segment of the portfolio uses the OTTI guidance provided by ASC Topic 325 that is specific to purchased beneficial interests that, on the purchase date, were rated below AA. Under the ASC Topic 325 model, the Company compares the present value of the remaining cash flows as estimated at the preceding evaluation date to the current expected remaining cash flows. An OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.

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

Management does not intend to sell any debt securities or more likely than not will not be required to sell any debt securities before their anticipated recovery, at which time the Company will receive full value for the securities. Furthermore, management has the intent to hold the securities classified as available for sale that were in a loss position as of June 30, 2010 for a period of time sufficient for an entire recovery of the cost basis of the securities. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of June 30, 2010, management believes any impairment in the Company’s securities are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

The following tables present the amortized cost and fair value of securities classified as available for sale at June 30, 2010:

	June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

U.S. Treasury securities and obligations of U.S. government agencies.	$1,006	$13	$—	$1,019

States and political subdivisions	54,960	1,840	(16)	56,784

Corporate debt securities and other	8,769	206	—	8,975

Collateralized mortgage obligations	1,072	—	(20)	1,052

Mortgage-backed securities	416,470	26,098	(93)	442,475

Total	$482,277	$28,157	$(129)	$510,305

The following tables present the amortized cost and fair value of securities classified as held to maturity at June 30, 2010:

	June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

U.S. Treasury securities and obligations of U.S. government agencies.	$21,954	$1,280	$—	$23,234

States and political subdivisions	45,435	1,487	(260)	46,662

Corporate debt securities	1,500	187	—	1,687

Collateralized mortgage obligations	543,226	6,750	(810)	549,166

Mortgage-backed securities	3,695,427	154,045	(14)	3,849,458

Total	$4,307,542	$163,749	$(1,084)	$4,470,207

Premises and Equipment

Premises and equipment, net of accumulated depreciation, totaled $161.3 million and $148.9 million at June 30, 2010 and December 31, 2009, respectively, an increase of $12.4 million or 8.3%. The increase was primarily due to the purchase of the U.S. Bank and First Bank branches.

Deposits

Total deposits were $7.81 billion at June 30, 2010 compared with $7.26 billion at December 31, 2009, an increase of $555.4 million or 7.7%. The increase was primarily due to the acquisition of the U.S. Bank and First Bank branches. At June 30, 2010, noninterest-bearing deposits accounted for approximately 20.2% of total deposits compared with 20.6% of total deposits at December 31, 2009. Interest-bearing demand deposits totaled $6.24 billion or 79.8% of total deposits at June 30, 2010 compared with $5.77 billion or 79.4% of total deposits at December 31, 2009.

The following table summarizes the daily average balances and weighted average rates paid on deposits for the periods presented below:

	Six Months Ended June 30, 2010		Year Ended December 31, 2009
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)

Interest-bearing demand	$1,382,751	0.77%	$1,082,332	0.79%
Regular savings	350,843	0.50	320,530	0.56
Money market savings	1,792,835	0.84	1,590,191	1.11
Time deposits	2,493,091	1.74	2,730,263	2.48

Total interest-bearing deposits	6,019,520	1.17	5,723,316	1.67
Noninterest-bearing deposits	1,514,877	—	1,488,699	—

Total deposits	$7,534,397	0.94%	$7,212,015	1.33%

Other Borrowings

The Company utilizes borrowings to supplement deposits to fund its lending and investment activities. Borrowings consist of funds from the Federal Home Loan Bank (“FHLB”) and correspondent banks. FHLB advances are considered short-term, overnight borrowings. At June 30, 2010, the Company had $140.0 million in FHLB advances and $14.9 million in FHLB long-term notes payable compared with no FHLB advances and $26.1 million in FHLB long-term notes payable at December 31, 2009. FHLB advances are available to the Company under a security and pledge agreement. At June 30, 2010, the Company had total funds of $3.10 billion available under this agreement of which $154.9 million was outstanding. The weighted average interest rate paid on the FHLB notes payable at period end was 5.2%. The maturity dates on the FHLB notes payable range from the years 2011 to 2028 and have interest rates ranging from 3.55% to 6.10%. The highest outstanding balance of FHLB advances during the six months ended June 30, 2010 was $218.0 million compared with $231.0 million for the year ended December 31, 2009. The average rate paid on FHLB advances for the six months ended June 30, 2010 was 0.13%.

At June 30, 2010, the Company had $93.1 million in securities sold under repurchase agreements compared with $72.6 million at December 31, 2009, an increase of $20.5 million or 28.2%.

The following table presents the Company’s borrowings at June 30, 2010 and December 31, 2009:

	June 30, 2010	December 31, 2009
	(Dollars in thousands)

FHLB advances	$140,000	$—
FHLB long-term notes payable	14,935	26,140

Total other borrowings	154,935	26,140
Securities sold under repurchase agreements	93,060	72,596

Total	$247,995	$98,736

Junior Subordinated Debentures

At June 30, 2010 and December 31, 2009, the Company had outstanding $92.3 million in junior subordinated debentures issued to the Company’s unconsolidated subsidiary trusts. A summary of pertinent information related to the Company’s eight issues of junior subordinated debentures outstanding at June 30, 2010 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate(1)	Junior Subordinated Debt Owed to Trusts	Maturity Date(2)
Prosperity Statutory Trust II	July 31, 2001	$15,000,000	3 month LIBOR + 3.58%, not to exceed 12.50%	$15,464,000	July 31, 2031

Prosperity Statutory Trust III	Aug. 15, 2003	12,500,000	3 month LIBOR + 3.00%(3)	12,887,000	Sept. 17, 2033

Prosperity Statutory Trust IV	Dec. 30, 2003	12,500,000	3 month LIBOR + 2.85%(4)	12,887,000	Dec. 30, 2033

SNB Capital Trust IV(5)	Sept. 25, 2003	10,000,000	3 month LIBOR + 3.00%	10,310,000	Sept. 25, 2033

TXUI Statutory Trust I(6)	Sept. 07, 2000	7,000,000	10.60%	7,210,000	Sept. 07, 2030

TXUI Statutory Trust II(6)	Dec. 19, 2003	5,000,000	3 month LIBOR + 2.85%(7)	5,155,000	Dec. 19, 2033

TXUI Statutory Trust III(6)	Nov. 30, 2005	15,500,000	3 month LIBOR + 1.39%	15,980,000	Dec. 15, 2035

TXUI Statutory Trust IV(6)	Mar. 31, 2006	12,000,000	3 month LIBOR + 1.39%	12,372,000	June 30, 2036

(1)	The 3-month LIBOR in effect as of June 30, 2010 was 0.534%.
(2)	All debentures are callable five years from issuance date except for TXUI Statutory Trust I which is callable ten years from issuance date.
(3)	The debentures bore a fixed interest rate of 6.50% until September 17, 2008, when the rate began to float on a quarterly basis based on the 3-month LIBOR plus 3.00%.
(4)	The debentures bore a fixed interest rate of 6.50% until December 30, 2008, when the rate began to float on a quarterly basis based on the 3-month LIBOR plus 2.85%.
(5)	Assumed in connection with the SNB acquisition on April 1, 2006.
(6)	Assumed in connection with the TXUI acquisition on January 31, 2007.
(7)	The debentures bore a fixed interest rate of 6.45% until January 23, 2009, when the rate began to float on a quarterly basis based on the 3-month LIBOR plus 2.85%.

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

As of June 30, 2010, the Company had outstanding $462.3 million in commitments to extend credit and $15.1 million in commitments associated with outstanding standby letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

The Company has no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of June 30, 2010, the Company had cash and cash equivalents of $149.2 million compared with $195.3 million at December 31, 2009, a decrease of $46.1 million. The decrease was primarily due to a decrease in deposits of $312.4 million, purchases of securities of $2.32 billion, premiums paid for acquisitions of $40.0 million and purchases of premises and equipment of $11.5 million, partially offset by proceeds from the maturities and repayments of securities of $1.62 billion, a decrease in loans of $52.7 million, net earnings of $62.7 million, proceeds from the sale of bank premises, equipment and ORE of $21.2 million, net proceeds from short-term debt of $140.0 million, an increase in securities sold under repurchase agreements of $16.7 million and cash received from acquisitions of $724.5 million.

Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of June 30, 2010 (other than deposit obligations). The payments do not include pre-payment options that may be available to the Company. The Company’s future cash payments associated with its contractual obligations pursuant to its junior subordinated debentures, FHLB notes payable and operating leases as of June 30, 2010 are summarized below. Payments for junior subordinated debentures include interest of $72.6 million that will be paid over the future periods. The future interest payments were calculated using the current rate in effect at June 30, 2010. With respect to floating interest rates, the payments were determined based on the 3-month LIBOR in effect at June 30, 2010. The current principal balance of the junior subordinated debentures at June 30, 2010 was $92.3 million. Payments for FHLB notes payable include interest of $4.6 million that will be paid over the future periods. Payments related to leases are based on actual payments specified in underlying contracts.

	Payments due in:
	Remaining Fiscal 2010	Fiscal 2011-2012	Fiscal 2013-2014	Thereafter	Total
	(Dollars in thousands)

Junior subordinated debentures	$1,606	$6,425	$6,425	$150,434	$164,890
Federal Home Loan Bank notes payable	738	4,062	3,258	11,458	19,516
Operating leases	2,156	6,836	4,190	869	14,051

Total	$4,500	$17,323	$13,873	$162,761	$198,457

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

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit as of June 30, 2010 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Remaining Fiscal 2010	Fiscal 2011-2012	Fiscal 2013-2014	Thereafter	Total
	(Dollars in thousands)

Standby letters of credit	$10,087	$4,785	$196	$—	$15,068
Commitments to extend credit	138,432	175,750	1,725	146,359	462,266

Total	$148,519	$180,535	$1,921	$146,359	$477,334

Capital Resources

Total shareholders’ equity was $1.40 billion at June 30, 2010 compared with $1.35 billion at December 31, 2009, an increase of $52.9 million or 3.9%. The increase was due primarily to net earnings of $62.7 million and an increase in unrealized gain on available for sale securities of $1.4 million, partially offset by dividends paid of $14.4 million for the six months ended June 30, 2010.

Both the Board of Governors of the Federal Reserve System with respect to the Company, and the Federal Deposit Insurance Corporation (“FDIC”) with respect to the Bank, have established certain minimum risk-based capital standards that apply to bank holding companies and federally insured banks. The following table sets forth the Company’s total risk-based capital, Tier 1 risk-based capital and Tier 1 to average assets (leverage) ratios as of June 30, 2010:

Consolidated Capital Ratios:
Total capital (to risk weighted assets)	13.56%
Tier 1 capital (to risk weighted assets)	12.31%
Tier 1 capital (to average assets)	6.10%

As of June 30, 2010, the Bank’s risk-based capital ratios were above the levels required for the Bank to be designated as “well capitalized” by the FDIC. To be designated as “well capitalized”, the minimum ratio requirements for the Bank’s total risk-based capital, Tier 1 risk-based capital, and Tier 1 to average assets (leverage) capital ratios must be 10.0%, 6.0% and 5.0%, respectively. The following table sets forth the Bank’s total risk-based capital, Tier 1 risk-based capital and Tier 1 to average assets (leverage) ratios as of June 30, 2010:

Capital Ratios (Bank Only):
Total capital (to risk weighted assets)	13.30%
Tier 1 capital (to risk weighted assets)	12.06%
Tier 1 capital (to average assets)	5.97%

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

The Company uses simulation analysis to examine the potential effects of market changes on net interest income and market value. The Company considers macroeconomic variables, Company strategy, liquidity and other factors as it quantifies market risk. See the Company’s Annual Report on Form 10-K, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Interest Rate Sensitivity and Liquidity” which was filed on March 1, 2010 for further discussion.

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

a. Not applicable

b. Not applicable

c. Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	RESERVED

ITEM 5.	OTHER INFORMATION

Not applicable

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267) (the “Registration Statement”))

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

3.3	Amended and Restated Bylaws of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 19, 2007)

4.1	Form of certificate representing shares of the Company’s common stock (incorporated by reference to Exhibit 4 to the Registration Statement)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive Financial Data

*	Filed with this Quarterly Report on Form 10-Q.
**	Furnished with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPERITY BANCSHARES, INC. ® (Registrant)

Date: 08/09/10	/S/ DAVID ZALMAN
David Zalman
Chairman and Chief Executive Officer

Date: 08/09/10	/S/ DAVID HOLLAWAY
David Hollaway
Chief Financial Officer