Form 10-Q
period 2010-09-30
PROSPERITY BANCSHARES INC
filed 2010-11-09
CIK 1068851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

As of November 4, 2010, there were 46,663,484 outstanding shares of the registrant’s Common Stock, par value $1.00 per share.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

INDEX TO FORM 10-Q

		Page
PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009 (unaudited)	3
	Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2010 and 2009 (unaudited)	4
	Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Year Ended December 31, 2009 and for the Nine Months Ended September 30, 2010 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009 (unaudited)	6
	Notes to Interim Condensed Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	33

Item 4.	Controls and Procedures	33

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	34

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3.	Defaults upon Senior Securities	34

Item 4.	Removed and Reserved	34

Item 5.	Other Information	34

Item 6.	Exhibits	34

Signatures		35

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2010	December 31, 2009
	(In thousands, except share data)
ASSETS
Cash and due from banks	$140,678	$194,963
Federal funds sold	553	354

Total cash and cash equivalents	141,231	195,317
Securities available for sale, at fair value (amortized cost of $442,949 and $573,648, respectively)	469,817	599,503
Securities held to maturity, at cost (fair value of $4,162,686 and $3,633,753, respectively)	4,002,822	3,518,787
Loans held for investment	3,413,819	3,376,703
Allowance for credit losses	(51,354)	(51,863)

Loans, net	3,362,465	3,324,840
Accrued interest receivable	29,666	30,571
Goodwill	923,933	876,987
Core deposit intangibles, net of accumulated amortization of $48,206 and $41,362, respectively	30,948	35,385
Bank premises and equipment, net	159,717	148,855
Other real estate owned	11,233	7,829
Bank Owned Life Insurance (BOLI)	32,623	48,091
Federal Home Loan Bank stock	15,355	16,019
Other assets	58,692	48,216

TOTAL ASSETS	$9,238,502	$8,850,400

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$1,623,078	$1,492,612
Interest-bearing	5,868,502	5,765,938

Total deposits	7,491,580	7,258,550
Other borrowings	71,686	26,140
Securities sold under repurchase agreements	96,416	72,596
Accrued interest payable	4,936	7,343
Other liabilities	52,049	42,261
Junior subordinated debentures	92,265	92,265

Total liabilities	7,808,932	7,499,155

COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $1 par value; 200,000,000 shares authorized; 46,690,572 and 46,577,968 shares issued at September 30, 2010 and December 31, 2009, respectively; 46,653,484 and 46,540,880 shares outstanding at September 30, 2010 and December 31, 2009, respectively	46,690	46,578
Capital surplus	874,779	870,460
Retained earnings	491,243	418,008
Accumulated other comprehensive income — net unrealized gain on available for sale securities, net of tax of $9,404 and $9,049, respectively	17,465	16,806
Less treasury stock, at cost, 37,088 shares	(607)	(607)

Total shareholders’ equity	1,429,570	1,351,245

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,238,502	$8,850,400

See notes to interim condensed consolidated financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$52,855	$54,809	$156,989	$165,859
Securities	43,382	46,812	134,999	143,990
Federal funds sold	10	74	113	180

Total interest income	96,247	101,695	292,101	310,029

INTEREST EXPENSE:
Deposits	14,702	22,694	49,760	77,772
Junior subordinated debentures	857	879	2,447	2,957
Federal funds purchased and other borrowings	259	389	770	1,340
Securities sold under repurchase agreements	162	320	485	948

Total interest expense	15,980	24,282	53,462	83,017

NET INTEREST INCOME	80,267	77,413	238,639	227,012
PROVISION FOR CREDIT LOSSES	3,000	7,250	10,685	20,275

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	77,267	70,163	227,954	206,737

NONINTEREST INCOME:
Customer service fees	13,201	13,554	37,470	38,789
Other	453	1,682	2,458	6,597

Total noninterest income	13,654	15,236	39,928	45,386

NONINTEREST EXPENSE:
Salaries and employee benefits	22,016	21,507	65,559	64,649
Net occupancy expense	4,036	3,624	11,178	11,116
Data processing	1,550	1,446	4,707	5,063
Core deposit intangible amortization	2,274	2,479	6,844	7,635
Depreciation expense	2,161	2,100	6,314	6,170
Other	10,556	10,045	30,765	34,891

Total noninterest expense	42,593	41,201	125,367	129,524

INCOME BEFORE INCOME TAXES	48,328	44,198	142,515	122,599
PROVISION FOR INCOME TAXES	16,162	14,876	47,605	41,289

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$32,166	$29,322	$94,910	$81,310

EARNINGS PER SHARE
Basic	$0.69	$0.64	$2.04	$1.76

Diluted	$0.69	$0.63	$2.03	$1.76

See notes to interim condensed consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Capital	Retained	Accumulated Other Comprehensive	Treasury	Total Shareholders’
	Shares	Amount	Surplus	Earnings	Income	Stock	Equity
	(In thousands, except share and per share data)

BALANCE AT JANUARY 1, 2009	46,116,801	$46,117	$867,380	$332,363	$9,853	$(607)	$1,255,106
Comprehensive income:
Net income available to common shareholders				111,879			111,879
Net change in unrealized gain on available for sale securities (net of tax of $3,744)					6,953		6,953

Total comprehensive income							118,832
Common stock issued in connection with the exercise of stock options and restricted stock awards	461,167	461	1,565				2,026
Stock based compensation expense			1,515				1,515
Cash dividends declared, $0.568 per share				(26,234)			(26,234)

BALANCE AT DECEMBER 31, 2009	46,577,968	46,578	870,460	418,008	16,806	(607)	1,351,245
Comprehensive income:
Net income available to common shareholders				94,910			94,910
Net change in unrealized gain on available for sale securities (net of tax of $355)					659		659

Total comprehensive income							95,569
Common stock issued in connection with the exercise of stock options and restricted stock awards	112,604	112	2,108				2,220
Stock based compensation expense			2,211				2,211
Cash dividends declared, $0.465 per share				(21,675)			(21,675)

BALANCE AT SEPTEMBER 30, 2010	46,690,572	$46,690	$874,779	$491,243	$17,465	$(607)	$1,429,570

See notes to interim condensed consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2010	2009
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$94,910	$81,310
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,158	13,805
Provision for credit losses	10,685	20,275
Securities premium amortization (discount accretion), net	13,858	(972)
Net (accretion)/amortization of loan and time deposit discount/premium	(970)	(5,644)
Net loss (gain) on sale of other real estate	3,347	(552)
Net gain on sale of premises, equipment and other assets	(400)	(277)
Proceeds from held for sale loans	—	99
Stock-based compensation expense	2,211	887
Decrease in other assets and accrued interest receivable	6,517	2,540
Increase (decrease) in accrued interest payable and other liabilities	5,369	(33,295)

Net cash provided by operating activities	148,685	78,176

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of held to maturity securities	846,929	664,477
Purchase of held to maturity securities	(1,345,874)	(945,836)
Proceeds from maturities and principal paydowns of available for sale securities	1,131,749	799,173
Purchase of available for sale securities	(999,998)	(599,999)
Net decrease in loans	52,740	125,881
Purchase of bank premises and equipment	(12,253)	(33,597)
Net decrease in interest-bearing deposits in financial institutions	—	106
Proceeds from sale of bank premises, equipment, other real estate and other assets	28,184	19,739
Cash and cash equivalents acquired in the purchase of U.S. Bank branches	344,722	—
Premium paid for U.S. Bank branches	(13,136)	—
Cash and cash equivalents acquired in the purchase of First Bank branches	379,771	—
Premium paid for First Bank branches	(26,876)	—
Purchase of Banco Popular branches	—	(50)
Purchase of 1st Choice Bancorp	—	(17)
Purchase of Franklin Bank branches	—	(836)

Net cash provided by investing activities	385,958	29,041

(Table continued on following page)

	Nine Months Ended September 30,
	2010	2009
	(Dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits	$1,954	$(52,610)
Net decrease in interest-bearing deposits	(636,787)	(137,695)
Net proceeds of other short-term borrowings	57,000	26,000
Repayments of other long-term borrowings	(11,454)	(1,540)
Net increase in securities sold under repurchase agreements	20,013	4,619
Proceeds from exercise of stock options	2,220	1,257
Payments of cash dividends	(21,675)	(19,019)

Net cash used in financing activities	(588,729)	(178,988)

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(54,086)	$(71,771)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	195,317	228,633

CASH AND CASH EQUIVALENTS, END OF PERIOD	$141,231	$156,862

NONCASH ACTIVITIES:

SUPPLEMENTAL DISCLOSURES:
Cash paid for income taxes	$48,977	$44,300
Cash paid for interest	55,659	89,255

See notes to interim condensed consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2010

(UNAUDITED)

1. BASIS OF PRESENTATION

The interim condensed consolidated financial statements include the accounts of Prosperity Bancshares, Inc.® (the “Company”) and its wholly-owned subsidiaries, Prosperity Bank ®(the “Bank”) and Prosperity Holdings of Delaware, L.L.C. All significant intercompany transactions and balances have been eliminated.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. Operating results for the nine month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010 or any other period.

2. EARNINGS PER SHARE

The following table illustrates the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(In thousands, except per share amounts)

Net income available to common shareholders	$32,166	$29,322	$94,910	$81,310

Weighted average common shares outstanding	46,640	46,125	46,604	46,106
Potential dilutive common shares	134	222	231	137

Weighted average common shares and equivalents outstanding	46,774	46,347	46,835	46,243

Basic earnings per common share	$0.69	$0.64	$2.04	$1.76

Diluted earnings per common share	$0.69	$0.63	$2.03	$1.76

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the applicable period. Diluted earnings per share is computed using the weighted-average number of shares determined for the basic computation plus the dilutive effect of stock options and non-vested restricted stock granted using the treasury stock method. There were no stock options exercisable at September 30, 2010 and 2009 that would have had an anti-dilutive effect on the above computation.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

(UNAUDITED)

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

(UNAUDITED)

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)

Available for sale securities (at fair value):
U.S Treasury securities and obligations of U.S. government agencies	$—	$1,009	$—	$1,009
States and political subdivisions (including QZAB)	—	51,617	—	51,617
Corporate debt securities and other	—	9,335	—	9,335
Collateralized mortgage obligations	—	999	—	999
Mortgage-backed securities	—	406,857	—	406,857

TOTAL	$—	$469,817	$—	$469,817

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

(UNAUDITED)

Certain assets and liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). These instruments include other real estate owned, repossessed assets and impaired loans per ASC Topic 310, Receivables. For the nine months ended September 30, 2010, the Company had additions to impaired loans of $17.4 million and additions to other real estate owned of $33.5 million, of which $3.2 million and $8.7 million were outstanding at September 30, 2010, respectively. The remaining financial assets and financial liabilities measured at fair value on a non-recurring basis that were recorded in 2010 and remained outstanding at September 30, 2010 were not significant.

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

Securities —For securities held as investments, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

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

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

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

FASB ASC Topic 825, Financial Instruments, requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The carrying amount and estimated fair values of the Company’s financial instruments for the dates indicated are as follows:

	September 30, 2010		December 31, 2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)

Financial assets:
Cash and due from banks	$140,678	$140,678	$194,963	$194,963
Federal funds sold	553	553	354	354
Available for sale securities	469,817	469,817	599,503	599,503
Held to maturity securities	4,002,822	4,162,686	3,518,787	3,633,753
Loans held for investment (net of allowance for credit losses)	3,362,465	3,358,337	3,324,840	3,328,393

Total	$7,976,335	$8,132,071	$7,638,447	$7,756,966

Financial liabilities:
Deposits	$7,491,580	$7,506,776	$7,258,550	$7,279,201
Other borrowings	71,686	73,639	26,140	27,331
Securities sold under repurchase agreements	96,416	96,416	72,596	72,596
Junior subordinated debentures	92,265	92,357	92,265	92,538

Total	$7,751,947	$7,769,188	$7,449,551	$7,471,666

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

5. GOODWILL AND CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles (CDI) for nine months ended September 30, 2010 were as follows:

	Goodwill	Core Deposit Intangibles
	( Dollars in thousands)

Balance as of December 31, 2009	$876,987	$35,385
Amortization	—	(6,844)
Acquisition of First Bank branches	34,018	2,038
Acquisition of U.S. Bank branches	12,928	369

Balance as of September 30, 2010	$923,933	$30,948

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

(UNAUDITED)

Purchase accounting adjustments to prior year acquisitions were made to adjust deferred tax asset and liability balances. Goodwill is recorded on the acquisition date of each entity. The Company may record subsequent adjustments to goodwill for amounts undeterminable at acquisition date, such as deferred taxes and real estate valuations, and therefore the goodwill amounts reflected in the table above may change accordingly. The Company initially records the total premium paid on acquisitions as goodwill. After finalizing the valuation, core deposit intangibles are identified and reclassified from goodwill to core deposit intangibles on the balance sheet. This reclassification has no effect on total assets, liabilities, shareholders’ equity, net income or cash flows. Management performs an evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill and other intangibles has occurred. If any such impairment is determined, a write down is recorded. As of September 30, 2010, there were no impairments recorded on goodwill or other intangibles.

Although the Bank completed the U.S. Bank branch acquisition in March 2010 and the First Bank branch acquisition in April 2010, the Company has not yet finalized the allocation of the purchase price for each respective acquisition.

Core deposit intangibles are amortized on an accelerated basis over their estimated lives, which the Company believes is between 8 and 10 years. Gross core deposit intangibles outstanding were $79.2 million and $76.7 million at September 30, 2010 and December 31, 2009, respectively. Net core deposit intangibles outstanding were $30.9 million and $35.4 million at the same dates, respectively. Amortization expense related to intangible assets totaled $2.3 million and $2.5 million for the three months ended September 30, 2010 and 2009, respectively, and $6.8 million and $7.6 million for the nine months ended September 30, 2010 and 2009, respectively. The estimated aggregate future amortization expense for intangible assets remaining as of September 30, 2010 is as follows (dollars in thousands):

Remaining 2010	$2,172

2011	7,780

2012	6,347

2013	4,465

2014	3,314

Thereafter	6,870

Total	$30,948

6. STOCK BASED COMPENSATION

At September 30, 2010, the Company had three stock-based employee compensation plans and three stock option plans assumed in connection with acquisitions under which no additional options will be granted. Two of the three plans adopted by the Company have expired and therefore no additional awards may be issued under those plans. The Company accounts for stock-based employee compensation plans using the fair value-based method of accounting in accordance with ASC Topic 718. ASC Topic 718 was effective for companies in 2006; however, the Company has been recognizing compensation expense since January 1, 2003. The Company recognized $2.2 million and $887,000 in stock-based compensation expense for the nine months ended September 30, 2010 and 2009, respectively, and $729,000 and $267,000 in stock-based compensation expense for the three months ended September 30, 2010 and 2009, respectively. There was approximately $684,000 and $201,000 of income tax benefit recorded for the stock-based compensation expense for the nine months ended September 30, 2010 and 2009, respectively, and $214,000 and $56,000 of income tax benefit recorded for the stock-based compensation expense for the three months ended September 30, 2010 and 2009, respectively.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

(UNAUDITED)

The Company has granted shares of common stock subject to forfeiture restrictions (“restricted stock”) to certain directors and associates under the Company’s 2004 Stock Incentive Plan. The awardee is not entitled to the delivery of the shares until the forfeiture restrictions lapse, which is generally over a 1 to 5 year period; however the awardee is entitled to receive dividends on and vote the shares prior to the lapse of such restrictions. The shares granted do not have a cost to the awardee and the only requirement of the lapse of the forfeiture restriction is continued service to the Company. Compensation cost related to restricted stock is calculated based on the fair value of the shares at the date of grant. If the awardee leaves the Company before the forfeiture restrictions lapse, the unvested shares are forfeited. As of September 30, 2010, there were 353,500 shares of restricted stock outstanding with a weighted average grant date fair value of $36.52.

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

The fair value of options was estimated using an option-pricing model with the following weighted average assumptions:

	September 30,
	2010	2009

Expected life in years	5.18	5.08
Risk free interest rate	3.86%	3.94%
Volatility	21.20%	21.29%
Dividend yield	1.25%	1.25%

A summary of changes in outstanding vested and unvested options during the nine months ended September 30, 2010 is set forth below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)			(In thousands)

Options outstanding, beginning of period	856	$25.88
Options granted	—	—
Options forfeited	(17)	25.40
Options exercised	(110)	20.14

Options outstanding, end of period	729	$26.76	4.57	$4,158

Options vested or expected to vest	707	$26.48	4.51	$4,231

Options exercisable, end of period	418	$24.97	3.71	$3,139

No options were granted during the nine months ended September 30, 2010 and 72,500 options were granted during the nine months ended September 30, 2009. The total intrinsic value of the options exercised during the nine month periods ended September 30, 2010 and 2009 was $1.4 million and $1.4 million, respectively. The total fair value of options vested during the nine month periods ended September 30, 2010 and 2009 was $302,000 and $263,000, respectively.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

(UNAUDITED)

A summary of changes in unvested options is set forth below:

	Nine Months Ended September 30,
	2010		2009
	Number of Options	Weighted Average Grant Date Fair Value	Number of Options	Weighted Average Grant Date Fair Value
	(In thousands)		(In thousands)

Unvested options outstanding, beginning of period	376	$6.78	529	$6.83
Options granted	—	—	72	6.31
Unvested options forfeited	(15)	6.94	(15)	6.98
Options vested	(51)	5.94	(45)	5.70

Unvested options outstanding, end of period	310	$6.88	541	$6.82

The Company received $2.2 million and $1.3 million in cash from the exercise of stock options during the nine month periods ended September 30, 2010 and 2009, respectively. There was no tax benefit realized from option exercises of the stock-based compensation arrangements during the nine month periods ended September 30, 2010 and 2009.

As of September 30, 2010, there was $11.1 million of total unrecognized compensation expense related to unvested stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 3.3 years.

7. CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ITEMS

Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of September 30, 2010 (other than deposit obligations). The payments do not include prepayment options that may be available to the Company. The Company’s future cash payments associated with its contractual obligations pursuant to its junior subordinated debentures, FHLB notes payable and operating leases as of September 30, 2010 are summarized below. Payments for junior subordinated debentures include interest of $71.3 million that will be paid over the future periods. The future interest payments were calculated using the current rate in effect at September 30, 2010. With respect to floating interest rates, the payments were determined based on the 3-month LIBOR in effect at September 30, 2010. The current principal balance of the junior subordinated debentures at September 30, 2010 was $92.3 million. Payments for FHLB notes payable include interest of $4.4 million that will be paid over the future periods. Payments related to leases are based on actual payments specified in underlying contracts.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

SEPTEMBER 30, 2010

(UNAUDITED)

	Payments due in:
	Remaining Fiscal 2010	Fiscal 2011-2012	Fiscal 2013-2014	Thereafter	Total
	(Dollars in thousands)

Junior subordinated debentures	$799	$6,390	$6,390	$149,975	$163,554
Federal Home Loan Bank notes payable	295	4,062	3,258	11,458	19,073
Operating leases	1,440	10,469	7,206	3,350	22,465

Total	$2,534	$20,921	$16,854	$164,783	$205,092

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

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit as of September 30, 2010 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Remaining Fiscal 2010	Fiscal 2011-2012	Fiscal 2013-2014	Thereafter	Total
	(Dollars in thousands)

Standby letters of credit	$2,891	$12,763	$115	$—	$15,769
Commitments to extend credit	56,530	278,674	3,046	140,380	478,630

Total	$59,421	$291,437	$3,161	$140,380	$494,399

8. SUBSEQUENT EVENTS

The Company evaluated all events and transactions that occurred after the balance sheet date and determined no reportable subsequent events existed.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

The Company, a Texas corporation, was formed in 1983 as a vehicle to acquire the former Allied First Bank in Edna, Texas which was chartered in 1949 as The First National Bank of Edna. The Company is a registered financial holding company that derives substantially all of its revenues and income from the operation of its bank subsidiary, Prosperity Bank® (“Prosperity Bank®” or the “Bank”). The Bank provides a wide array of financial products and services to small and medium-sized businesses and consumers. As of September 30, 2010, the Bank operated one hundred seventy-five (175) full-service banking locations; with sixty (60) in the Houston area, twenty (20) in the South Texas area including Corpus Christi and Victoria, thirty-three (33) in the Central Texas, ten (10) in the Bryan/College Station area, twenty-one (21) in East Texas and thirty-one (31) in the Dallas/Fort Worth, Texas area. The Company’s headquarters are located at Prosperity Bank Plaza, 4295 San Felipe in Houston, Texas and its telephone number is (281) 269-7199. The Company’s website address is www.prosperitybanktx.com. Information contained on the Company’s website is not incorporated by reference into this quarterly report on Form 10-Q and is not part of this or any other report.

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

Three principal components of the Company’s growth strategy are internal growth, stringent cost control practices and strategic merger transactions. The Company focuses on continual internal growth. Each banking center is operated as a separate profit center, maintaining separate data with respect to its net interest income, efficiency ratio, deposit growth, loan growth and overall profitability. Banking center presidents and managers are accountable for performance in these areas and compensated accordingly. The Company also focuses on maintaining stringent cost control practices and policies. The Company has invested significantly in the infrastructure required to centralize many of its critical operations, such as data processing and loan application processing. Management believes that this centralized infrastructure can accommodate substantial additional growth while enabling the Company to minimize operational costs through certain economies of scale. The Company also intends to continue to seek expansion opportunities. On March 29, 2010, the Company purchased three (3) retail branches of U.S. Bank. The three banking centers acquired by the Company were the Texas locations U.S. Bank acquired from the FDIC on October 30, 2009 when U.S. Bank acquired the nine (9) subsidiary banks of FBOP Corporation. On April 30, 2010, the Company purchased nineteen (19) Texas retail branches of First Bank, and subsequently consolidated four of these branches into nearby existing Company banking centers.

Total assets were $9.24 billion at September 30, 2010 compared with $8.85 billion at December 31, 2009, an increase of $388.1 million or 4.4%. Total loans were $3.41 billion at September 30, 2010 compared with $3.38 billion at December 31, 2009, an increase of $37.1 million or 1.1%. Total deposits were $7.49 billion at September 30, 2010 compared with $7.26 billion December 31, 2009, an increase of $233.0 million or 3.2%. Shareholders’ equity increased $78.3 million or 5.8%, to $1.43 billion at September 30, 2010 compared with $1.35 billion at December 31, 2009.

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

Goodwill and Intangible Assets—Goodwill and intangible assets that have indefinite useful lives are subject to an impairment test at least annually, or more often, if events or circumstances indicate that it is more likely than not that the fair value of Prosperity Bank, the Company’s only reporting unit with assigned goodwill, is below the carrying value of its equity. Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of the Company’s reporting unit compared with its carrying value. If the carrying amount exceeds the fair value of the reporting unit, a second test is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment. The Company had no intangible assets with indefinite useful lives at September 30, 2010. Other identifiable intangible assets that are subject to amortization are amortized on an accelerated basis over the years expected to be benefited, which the Company believes is between eight and ten years. These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value to carrying value. Based on the Company’s annual goodwill impairment test as of September 30, 2010, management does not believe any of its goodwill is impaired as of September 30, 2010 because the fair value of the Company’s equity exceeded its carrying value. While the Company believes no impairment existed at September 30, 2010 under accounting standards applicable at that date, different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation and financial condition or future results of operations.

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

RESULTS OF OPERATIONS

Net income available to common shareholders was $32.2 million ($0.69 per common share on a diluted basis) for the quarter ended September 30, 2010 compared with $29.3 million ($0.63 per common share on a diluted basis) for the quarter ended September 30, 2009, an increase in net income of $2.8 million, or 9.7%. The Company posted returns on average common equity of 9.06% and 8.93%, returns on average assets of 1.36% and 1.32% and efficiency ratios of 45.35% and 44.46% for the quarters ended September 30, 2010 and 2009, respectively. The efficiency ratio is calculated by dividing total noninterest expense (excluding credit loss provisions) by net interest income plus noninterest income (excluding net gains and losses on the sale of assets). Additionally, taxes are not part of this calculation.

For the nine months ended September 30, 2010, net income available to common shareholders was $94.9 million ($2.03 per common share on a diluted basis) compared with $81.3 million ($1.76 per common share on a diluted basis) for the same period in 2009, an increase in net income of $13.6 million or 16.7%. The Company posted returns on average common equity of 9.08% and 8.39%, returns on average assets of 1.36% and 1.22% and efficiency ratios of 45.07% and 47.60% for the nine months ended September 30, 2010 and 2009, respectively.

Net Interest Income

The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.”

Net interest income was $80.3 million for the quarter ended September 30, 2010 compared with $77.4 million for the quarter ended September 30, 2009, an increase of $2.9 million, or 3.7%. Net interest income increased as a result of an increase in average interest-earning assets. Interest-earning assets increased to $8.09 billion for the quarter ended September 30, 2010 compared with $7.60 billion for the quarter ended September 30, 2009, an increase of $488.0 million, or 6.4%. The increase in average interest-earning assets was primarily attributable to an increase in average securities in the quarter ended September 30, 2010 compared with the quarter ended September 30, 2009 resulting from the First Bank and U.S. Bank branch acquisitions.

The net interest margin on a tax equivalent basis decreased 11 basis points to 3.97% for the quarter ended September 30, 2010 compared with 4.08% for the quarter ended September 30, 2009. The average rate paid on interest-bearing liabilities decreased 62 basis points from 1.61% for the quarter ended September 30, 2009 compared with 0.99% for the quarter ended September 30, 2010, while the average yield on earning assets decreased 59 basis points from 5.31% for the quarter ended September 30, 2009 compared with 4.72% for the quarter ended September 30, 2010. Average interest-bearing liabilities increased $377.4 million and average interest-earning assets increased $488.0 million for the same periods.

Net interest income increased $11.6 million, or 5.1%, to $238.6 million for the nine months ended September 30, 2010 compared with $227.0 million for the same period in 2009. This increase was mainly attributable to higher average interest-earning assets resulting from an increase in average securities due to the acquisition of the First Bank and U.S. Bank branches and rates paid on interest-bearing liabilities decreasing at a faster pace than the yield on interest-earning assets. The net interest margin on a tax equivalent basis for the nine months ended September 30, 2010 increased 2 basis points to 4.05% compared with 4.03% for the same period in 2009. The average rate paid on interest-bearing liabilities decreased 71 basis points from 1.85% for the nine months ended September 30, 2009 compared with 1.14% for the same period in 2010 and the average yield on earning assets decreased 54 basis points from 5.46% for the nine months ended September 30, 2009 compared with 4.92% for the nine months ended September 30, 2010.

The following tables set forth, for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the quarters ended September 30, 2010 and 2009 and the nine months ended September 30, 2010 and 2009. The tables also set forth the average rate paid on total interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Except as indicated in the footnotes, no tax-equivalent adjustments were made and all average balances are daily average balances. Any nonaccruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended September 30,
	2010			2009
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (4)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (4)
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$3,408,322	$52,855	6.15%	$3,431,061	$54,809	6.34%
Securities (1)	4,667,697	43,382	3.72	4,062,796	46,812	4.61
Federal funds sold and other temporary investments	12,812	10	0.31	107,008	74	0.27

Total interest-earning assets	8,088,831	96,247	4.72%	7,600,865	101,695	5.31%

Less allowance for credit losses	(52,577)			(43,610)

Total interest-earning assets, net of allowance	8,036,254			7,557,255
Noninterest-earning assets	1,401,467			1,310,292

Total assets	$9,437,721			$8,867,547

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,290,299	$1,967	0.60%	$1,092,719	$2,253	0.82%
Savings and money market accounts	2,240,630	3,658	0.65	1,969,427	4,579	0.92
Certificates of deposit	2,500,341	9,077	1.44	2,685,834	15,862	2.34
Junior subordinated debentures	92,265	857	3.69	92,265	879	3.78
Securities sold under repurchase agreements	94,181	162	0.68	109,961	320	1.15
Federal funds purchased and other borrowings	159,423	259	0.64	49,539	389	3.12

Total interest-bearing liabilities	6,377,139	15,980	0.99%	5,999,745	24,282	1.61%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	1,577,013			1,475,878
Other liabilities	63,785			77,913

Total liabilities	8,017,937			7,553,536

Shareholders’ equity	1,419,784			1,314,011

Total liabilities and shareholders’ equity	$9,437,721			$8,867,547

Net interest rate spread			3.73%			3.70%
Net interest income and margin (2)		$80,267	3.94%		$77,413	4.04%

Net interest income and margin (tax-equivalent basis) (3)		$81,014	3.97%		$78,111	4.08%

(1)	Yield is based on amortized cost and does not include any component of unrealized gains or losses.
(2)	The net interest margin is equal to net interest income divided by average interest-earning assets.
(3)	In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35%.
(4)	Annualized. Average yield and average rate are calculated on an actual/365 day basis except for the average yield on securities which is calculated on a 30/360 day basis.

	Nine Months Ended September 30,
	2010			2009
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (4)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (4)
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$3,385,337	$156,989	6.20%	$3,477,972	$165,859	6.38%
Securities (1)	4,497,623	134,999	4.00	4,019,370	143,990	4.78
Federal funds sold and other temporary investments	60,618	113	0.25	98,782	180	0.24

Total interest-earning assets	7,943,578	292,101	4.92%	7,596,124	310,029	5.46%

Less allowance for credit losses	(52,354)			(40,045)

Total interest-earning assets, net of allowance	7,891,224			7,556,079
Noninterest-earning assets	1,380,203			1,312,906

Total assets	$9,271,427			$8,868,985

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,351,595	$7,222	0.71%	$1,069,884	$6,557	0.82%
Savings and money market accounts	2,176,350	11,970	0.74	1,884,542	15,255	1.08
Certificates of deposit	2,495,534	30,568	1.64	2,807,532	55,960	2.66
Junior subordinated debentures	92,265	2,447	3.55	92,265	2,957	4.28
Securities sold under repurchase agreements	82,925	485	0.78	95,488	948	1.33
Federal funds purchased and other borrowings	79,127	770	1.30	53,733	1,340	3.33

Total interest-bearing liabilities	6,277,796	53,462	1.14%	6,003,444	83,017	1.85%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	1,535,936			1,490,911
Other liabilities	64,433			82,492

Total liabilities	7,878,165			7,576,847

Shareholders’ equity	1,393,262			1,292,138

Total liabilities and shareholders’ equity	$9,271,427			$8,868,985

Net interest rate spread			3.78%			3.61%
Net interest income and margin (2)		$238,639	4.02%		$227,012	4.00%

Net interest income and margin (tax-equivalent basis) (3)		$240,811	4.05%		$229,096	4.03%

(1)	Yield is based on amortized cost and does not include any component of unrealized gains or losses.
(2)	The net interest margin is equal to net interest income divided by average interest-earning assets.
(3)	In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35%.
(4)	Annualized. Average yield and average rate are calculated on an actual/365 day basis except for the average yield on securities which is calculated on a 30/360 day basis.

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

	Three Months Ended September 30,
	2010 vs. 2009
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$(363)	$(1,591)	$(1,954)
Securities	6,970	(10,400)	(3,430)
Federal funds sold and other temporary investments	(65)	1	(64)

Total increase (decrease) in interest income	6,542	(11,990)	(5,448)

Interest-bearing liabilities:
Interest-bearing demand deposits	407	(693)	(286)
Savings and money market accounts	631	(1,552)	(921)
Certificates of deposit	(1,095)	(5,690)	(6,785)
Junior subordinated debentures	—	(22)	(22)
Securities sold under repurchase agreements	(46)	(112)	(158)
Federal funds purchased and other borrowings	863	(993)	(130)

Total increase (decrease) in interest expense	760	(9,062)	(8,302)

Increase (decrease) in net interest income	$5,782	$(2,928)	$2,854

	Nine Months Ended September 30,
	2010 vs. 2009
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$(4,418)	$(4,452)	$(8,870)
Securities	17,133	(26,124)	(8,991)
Federal funds sold and other temporary investments	(70)	3	(67)

Total increase (decrease) in interest income	12,645	(30,573)	(17,928)

Interest-bearing liabilities:
Interest-bearing demand deposits	1,727	(1,062)	665
Savings and money market accounts	2,362	(5,647)	(3,285)
Certificates of deposit	(6,219)	(19,173)	(25,392)
Junior subordinated debentures	—	(510)	(510)
Securities sold under repurchase agreements	(125)	(338)	(463)
Federal funds purchased and other borrowings	633	(1,203)	(570)

Total decrease in interest expense	(1,622)	(27,933)	(29,555)

Increase (decrease) in net interest income	$14,267	$(2,640)	$11,627

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

The Company made a $3.0 million provision for credit losses for the quarter ended September 30, 2010 and a $7.3 million provision for the quarter ended September 30, 2009. The Company made a $10.7 million provision for credit losses for the nine months ended September 30, 2010 and a $20.3 million provision for the nine months ended September 30, 2009. The ratio of the allowance for credit losses to end of period nonperforming loans was 551.8% at September 30, 2010 compared with 616.6% at December 31, 2009. The ratio of allowance for credit losses to total loans was 1.50% at September 30, 2010 compared with 1.54% at December 31, 2009. For the quarter ended September 30, 2010, net charge-offs were $4.4 million compared with net charge-offs of $2.6 million for the quarter ended September 30, 2009. Net charge-offs were $11.2 million for the nine months ended September 30, 2010 compared with $9.9 million for the nine months ended September 30, 2009.

Noninterest Income

The Company’s primary sources of noninterest income are service charges on deposit accounts, which includes insufficient funds charges and other banking-related service fees. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method. Banking-related service fees include check cashing fees, official check fees, safe deposit box rental and currency handling fees. Noninterest income totaled $13.7 million for the three months ended September 30, 2010 compared with $15.2 million for the same period in 2009, a decrease of $1.6 million, or 10.4%. Noninterest income decreased $5.5 million, or 12.0%, to $39.9 million for the nine months ended September 30, 2010 compared with $45.4 million for the same period in 2009. The decreases during both periods were primarily due to increases in net loss on sale of other real estate and decreases in insufficient funds charges.

The net loss on sale of other real estate was $1.4 million for the three months ended September 30, 2010 compared with a net gain of $115,000 for the three months ended September 30, 2009. The net loss on sale of other real estate was $3.3 million for the nine months ended September 30, 2010 compared with a net gain of $552,000 for the same period in 2009.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)

Service charges on deposit accounts	$13,201	$13,554	$37,470	$38,789
Banking-related service fees	567	500	1,582	1,491
Brokered mortgage income	64	59	127	296
Investment and trust income	151	99	501	467
Income from leased assets	74	78	221	245
Bank owned life insurance income (BOLI)	349	336	1,274	1,002
Net gain (loss) on sale of assets	1	(20)	400	277
Net (loss) gain on sale of other real estate	(1,364)	115	(3,347)	552
Other noninterest income	611	515	1,700	2,294

Total noninterest income	$13,654	$15,236	$39,928	$45,386

Noninterest Expense

Noninterest expense totaled $42.6 million for the quarter ended September 30, 2010 compared with $41.2 million for the quarter ended September 30, 2009, an increase of $1.4 million, or 3.4%. The increase was primarily due to increases in salaries and employee benefits and increases in general operating expenses related to the acquisition of the First Bank and U.S. Bank branches. Noninterest expense totaled $125.4 million for the nine months ended September 30, 2010 compared with $129.5 million for the nine months ended September 30, 2009, a decrease of $4.2 million, or 3.2%. The decrease was primarily due to a decrease in FDIC insurance premiums. The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Dollars in thousands)

Salaries and employee benefits (1)	$22,016	$21,507	$65,559	$64,649

Non-staff expenses:
Occupancy and equipment expense	4,036	3,624	11,178	11,116
Depreciation	2,161	2,100	6,314	6,170
Data processing	1,550	1,446	4,707	5,063
Communications expense	1,933	2,034	5,968	6,365
Professional fees	688	637	2,309	2,004
Regulatory assessments and FDIC insurance	2,817	2,436	8,227	11,189
Ad valorem and franchise taxes	1,039	934	2,957	2,808
Core deposit intangibles amortization	2,274	2,479	6,844	7,635
Other	4,079	4,004	11,304	12,525

Total non-staff expenses	20,577	19,694	59,808	64,875

Total noninterest expense	$42,593	$41,201	$125,367	$129,524

(1)	Includes stock-based compensation expense of $729,000 and $267,000 for the three months ended September 30, 2010 and 2009, respectively, and $2.2 million and $887,000 for the nine months ended September 30, 2010 and 2009, respectively.

Salaries and employee benefit expenses were $22.0 million for the quarter ended September 30, 2010 compared with $21.5 million for the quarter ended September 30, 2009, an increase of $509,000, or 2.4%. For the nine months ended September 30, 2010, salaries and employee benefit expenses were $65.6 million, an increase of $910,000 or 1.4% compared with $64.6 million for the nine months ended September 30, 2009. The increase during both periods was principally due to an increase in staff related to the acquisition of the First Bank and U.S. Bank branches. The number of full-time equivalent (FTE) associates employed by the Company was 1,719 at September 30, 2010 and 1,608 at September 30, 2009.

Non-staff expenses increased $883,000, or 4.5%, to $20.6 million for the quarter ended September 30, 2010 compared with $19.7 million during the same period in 2009. Non-staff expenses decreased $5.1 million, or 7.8%, to $59.8 million for the nine months ended September 30, 2010 compared to $64.9 million during the same period in 2009. The decrease was primarily due to a decrease in FDIC insurance premiums resulting from a special assessment of $4.3 million accrued as of June 30, 2009 and paid on September 30, 2009.

Income Taxes

Income tax expense increased $1.3 million, or 8.6%, to $16.2 million for the quarter ended September 30, 2010 compared with $14.9 million for the same period in 2009. For the nine months ended September 30, 2010, income tax expense totaled $47.6 million, an increase of $6.3 million or 15.3% compared with $41.3 million for the same period in 2009. Both increases were primarily attributable to higher pretax net earnings for the quarter and nine months ended September 30, 2010 when compared to the same periods in 2009. The effective tax rates for the three months ended September 30, 2010 and 2009 and the nine months ended September 30, 2010 and 2009 were 33.4%, 33.7%, 33.4% and 33.7%, respectively.

FINANCIAL CONDITION

Loan Portfolio

Total loans were $3.41 billion at September 30, 2010, an increase of $37.1 million or 1.1% compared with $3.38 billion at December 31, 2009.

The following table summarizes the loan portfolio of the Company by type of loan as of September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$387,294	11.3%	$392,975	11.6%
Real estate:
Construction and land development	498,400	14.6	557,245	16.5
1-4 family residential	789,859	23.1	709,101	21.0
Home equity	114,846	3.4	117,661	3.5
Commercial mortgages	1,273,100	37.3	1,261,267	37.4
Farmland	96,212	2.8	93,288	2.8
Multifamily residential	83,946	2.5	77,952	2.3
Agriculture	47,705	1.4	42,241	1.3
Consumer (net of unearned discount)	90,212	2.6	102,436	3.0
Other	32,245	0.9	22,537	0.6

Total loans	$3,413,819	100.0%	$3,376,703	100.0%

Nonperforming Assets

The Company had $20.7 million in nonperforming assets at September 30, 2010 and $16.4 million in nonperforming assets at December 31, 2009, an increase of $4.3 million or 26.6%. The ratio of nonperforming assets to loans and other real estate was 0.60% at September 30, 2010 compared with 0.48% at December 31, 2009.

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

The following table presents information regarding nonperforming assets as of the dates indicated:

	September 30, 2010	December 31, 2009
	(Dollars in thousands)

Nonaccrual loans	$7,530	$6,079
Accruing loans 90 or more days past due	1,776	2,332

Total nonperforming loans	9,306	8,411
Repossessed assets	161	116
Other real estate	11,233	7,829

Total nonperforming assets	$20,700	$16,356

Nonperforming assets to total loans and other real estate	0.60%	0.48%
Nonperforming assets to average earning assets	0.26%	0.22%

Allowance for Credit Losses

Management actively monitors the Company’s asset quality and provides specific loss allowances when necessary. Loans are charged-off against the allowance for credit losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. As of September 30, 2010, the allowance for credit losses amounted to $51.4 million, or 1.50% of total loans, compared with $51.9 million, or 1.54% of total loans, at December 31, 2009.

Set forth below is an analysis of the allowance for credit losses for the nine months ended September 30, 2010 and the year ended December 31, 2009:

	As of and for the Nine Months Ended September 30, 2010	As of and for the Year Ended December 31, 2009
	(Dollars in thousands)

Average loans outstanding	$3,385,337	$3,455,761

Gross loans outstanding at end of period	$3,413,819	$3,376,703

Allowance for credit losses at beginning of period	$51,863	$36,970
Provision for credit losses	10,685	28,775
Charge-offs:
Commercial and industrial	(1,956)	(3,816)
Real estate and agriculture	(8,688)	(8,585)
Consumer	(1,675)	(2,998)
Recoveries:
Commercial and industrial	295	275
Real estate and agriculture	153	236
Consumer	677	1,006

Net charge-offs	(11,194)	(13,882)

Allowance for credit losses at end of period	$51,354	$51,863

Ratio of allowance to end of period loans	1.50%	1.54%
Ratio of net charge-offs to average loans (annualized)	0.33%	0.40%
Ratio of allowance to end of period nonperforming loans	551.8%	616.6%

Securities

Carrying cost of securities totaled $4.47 billion at September 30, 2010 compared with $4.12 billion at December 31, 2009, an increase of $354.3 million or 8.6%. At September 30, 2010, securities represented 48.4% of total assets compared with 46.5% of total assets at December 31, 2009.

The following table summarizes the amortized cost of securities as of the dates shown (available for sale securities are not adjusted for unrealized gains or losses):

	September 30, 2010	December 31, 2009
	(In thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$14,984	$41,715
States and political subdivisions	95,530	103,074
Corporate debt securities	2,982	3,227
Collateralized mortgage obligations	510,248	296,923
Mortgage-backed securities	3,814,739	3,640,208
Equity securities	7,288	7,288

Total amortized cost	$4,445,771	$4,092,435

Total fair value	$4,632,503	$4,233,256

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities classified as available for sale or held to maturity are generally evaluated for OTTI under FASB ASC Topic 320, Investments- Debt and Equity Securities. Certain purchased beneficial interests, including non-agency mortgage-backed securities, asset-backed securities, and collateralized debt obligations, that had credit ratings at the time of purchase of below AA are evaluated using the model outlined in ASC Topic 325, Investments-Other. The Company currently does not own any securities that are accounted for under ASC Topic 325.

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

Management believes the Company does not intend to sell any debt securities or more likely than not will not be required to sell any debt securities before their anticipated recovery, at which time the Company will receive full value for the securities. Furthermore, management has the ability and intent to hold the securities classified as available for sale that were in a loss position as of September 30, 2010 for a period of time sufficient for an entire recovery of the cost basis of the securities. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of September 30, 2010, management believes any impairment in the Company’s securities are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

The following tables present the amortized cost and fair value of securities classified as available for sale at September 30, 2010:

	September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

U.S. Treasury securities and obligations of U.S. government agencies.	$1,003	$6	$—	$1,009

States and political subdivisions (including QZAB)	48,892	2,739	(14)	51,617

Corporate debt securities and other	8,770	565	—	9,335

Collateralized mortgage obligations	1,020	—	(21)	999

Mortgage-backed securities	383,264	23,668	(75)	406,857

Total	$442,949	$26,978	$(110)	$469,817

The following tables present the amortized cost and fair value of securities classified as held to maturity at September 30, 2010:

	September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)

U.S. Treasury securities and obligations of U.S. government agencies.	$13,981	$970	$—	$14,951

States and political subdivisions	46,638	1,968	(166)	48,440

Corporate debt securities	1,500	196	—	1,696

Collateralized mortgage obligations	509,228	8,046	(599)	516,675

Mortgage-backed securities	3,431,475	149,452	(3)	3,580,924

Total	$4,002,822	$160,632	$(768)	$4,162,686

Bank Premises and Equipment

Premises and equipment, net of accumulated depreciation, totaled $159.7 million and $148.9 million at September 30, 2010 and December 31, 2009, respectively, an increase of $10.9 million or 7.3%. The increase was primarily due to the addition of the First Bank and U. S. Bank branches.

Deposits

Total deposits were $7.49 billion at September 30, 2010 compared with $7.26 billion at December 31, 2009, an increase of $233.0 million or 5.5%. At September 30, 2010, noninterest-bearing deposits accounted for approximately 21.7% of total deposits compared with 20.6% of total deposits at December 31, 2009. Interest-bearing demand deposits totaled $5.87 billion or 78.3% of total deposits at September 30, 2010 compared with $5.77 billion or 79.4% of total deposits at December 31, 2009.

The following table summarizes the daily average balances and weighted average rates paid on deposits for the periods presented below:

	Nine Months Ended September 30, 2010		Year Ended December 31, 2009
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)

Interest-bearing demand	$1,351,595	0.71%	$1,082,332	0.79%
Regular savings	365,061	0.48	320,530	0.56
Money market savings	1,811,289	0.79	1,590,191	1.11
Time deposits	2,495,534	1.64	2,730,263	2.48

Total interest-bearing deposits	6,023,479	1.10	5,723,316	1.67
Noninterest-bearing deposits	1,535,936	—	1,488,699	—

Total deposits	$7,559,415	0.88%	$7,212,015	1.33%

Other Borrowings

The Company utilizes borrowings to supplement deposits to fund its lending and investment activities. Borrowings consist of funds from the Federal Home Loan Bank (“FHLB”) and correspondent banks. FHLB advances are considered short-term, overnight borrowings. At September 30, 2010, the Company had $57.0 million in FHLB advances and $14.7 million in FHLB long-term notes payable compared with no FHLB advances and $26.1 million in FHLB long-term notes payable at December 31, 2009. FHLB advances are available to the Company under a security and pledge agreement. At September 30, 2010, the Company had total funds of $3.12 billion available under this agreement, of which $71.7 million was outstanding. The weighted average interest rate paid on the FHLB notes payable at period end was 5.2%. The maturity dates on the FHLB notes payable range from the years 2011 to 2028 and have interest rates ranging from 3.55% to 6.10%. The highest outstanding balance of FHLB advances during the nine months ended September 30, 2010 was $218.0 million compared with $231.0 million for the year ended December 31, 2009. The average rate paid on FHLB advances for the nine months ended September 30, 2010 was 0.17%.

At September 30, 2010, the Company had $96.4 million in securities sold under repurchase agreements compared with $72.6 million at December 31, 2009, an increase of $23.8 million or 32.8%.

The following table presents the Company’s borrowings at September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
	(In thousands)

FHLB advances	$57,000	$—
FHLB long-term notes payable	14,686	26,140

Total other borrowings	71,686	26,140
Securities sold under repurchase agreements	96,416	72,596

Total	$168,102	$98,736

Junior Subordinated Debentures

At September 30, 2010 and December 31, 2009, the Company had outstanding $92.3 million in junior subordinated debentures issued to the Company’s unconsolidated subsidiary trusts. A summary of pertinent information related to the Company’s eight issues of junior subordinated debentures outstanding at September 30, 2010 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate(1)	Junior Subordinated Debt Owed to Trusts	Maturity Date (2)
Prosperity Statutory Trust II	July 31, 2001	$15,000,000	3 month LIBOR + 3.58%, not to exceed 12.50%	$15,464,000	July 31, 2031
Prosperity Statutory Trust III	Aug. 15, 2003	12,500,000	3 month LIBOR + 3.00%(3)	12,887,000	Sept. 17, 2033
Prosperity Statutory Trust IV	Dec. 30, 2003	12,500,000	3 month LIBOR + 2.85%(4)	12,887,000	Dec. 30, 2033
SNB Capital Trust IV(5)	Sept. 25, 2003	10,000,000	3 month LIBOR + 3.00%	10,310,000	Sept. 25, 2033
TXUI Statutory Trust I(6)	Sept. 07, 2000	7,000,000	10.60%	7,210,000	Sept. 07, 2030
TXUI Statutory Trust II(6)	Dec. 19, 2003	5,000,000	3 month LIBOR + 2.85%(7)	5,155,000	Dec. 19, 2033
TXUI Statutory Trust III(6)	Nov. 30, 2005	15,500,000	3 month LIBOR + 1.39%	15,980,000	Dec. 15, 2035
TXUI Statutory Trust IV(6)	Mar. 31, 2006	12,000,000	3 month LIBOR + 1.39%	12,372,000	June 30, 2036

(1)	The 3-month LIBOR in effect as of September 30, 2010 was 0.29%.
(2)	All debentures are callable five years from issuance date except for TXUI Statutory Trust I which is callable ten years from issuance date.
(3)	The debentures bore a fixed interest rate of 6.50% until September 17, 2008, when the rate began to float on a quarterly basis based on the 3-month LIBOR plus 3.00%.
(4)	The debentures bore a fixed interest rate of 6.50% until December 30, 2008, when the rate began to float on a quarterly basis based on the 3-month LIBOR plus 2.85%.
(5)	Assumed in connection with the SNB acquisition on April 1, 2006.
(6)	Assumed in connection with the TXUI acquisition on January 31, 2007.
(7)	The debentures bore a fixed interest rate of 6.45% until January 23, 2009, when the rate began to float on a quarterly basis based on the 3-month LIBOR plus 2.85%.

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

As of September 30, 2010, the Company had outstanding $478.6 million in commitments to extend credit and $15.8 million in commitments associated with outstanding standby letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

The Company has no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of September 30, 2010, the Company had cash and cash equivalents of $141.2 million compared with $195.3 million at December 31, 2009, a decrease of $54.1 million. The decrease was primarily due to a decrease in deposits of $634.8 million, purchases of securities of $2.35 billion, purchases of premises and equipment of $12.3 million, dividends paid of $21.7 million and premiums paid on the U.S. Bank and First Bank branches of $40.0 million, partially offset by proceeds from the maturities and repayments of securities of $1.98 billion, cash acquired with the U.S. Bank and First Bank branch acquisitions, a decrease in loans of $52.7 million, an increase in securities sold under repurchase agreements of $20.0 million, net earnings of $94.9 million, proceeds from the sale of bank premises, equipment and ORE of $28.2 million, a provision for credit losses of $10.7 million, net premium amortization of securities of $13.9 million, proceeds from short-term borrowings of $57.0 million and depreciation and amortization of $13.2 million.

Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of September 30, 2010 (other than deposit obligations). The payments do not include prepayment options that may be available to the Company. The Company’s future cash payments associated with its contractual obligations pursuant to its junior subordinated debentures, FHLB notes payable and operating leases as of September 30, 2010 are summarized below. Payments for junior subordinated debentures include interest of $71.3 million that will be paid over the future periods. The future interest payments were calculated using the current rate in effect at September 30, 2010. With respect to floating interest rates, the payments were determined based on the 3-month LIBOR in effect at September 30, 2010. The current principal balance of the junior subordinated debentures at September 30, 2010 was $92.3 million. Payments for FHLB notes payable include interest of $4.4 million that will be paid over the future periods. Payments related to leases are based on actual payments specified in underlying contracts.

	Payments due in:
	Remaining Fiscal 2010	Fiscal 2011-2012	Fiscal 2013-2014	Thereafter	Total
	(Dollars in thousands)
Junior subordinated debentures	$799	$6,390	$6,390	$149,975	$163,554
Federal Home Loan Bank notes payable	295	4,062	3,258	11,458	19,073
Operating leases	1,440	10,469	7,206	3,350	22,465

Total	$2,534	$20,921	$16,854	$164,783	$205,092

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

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit as of September 30, 2010 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Remaining Fiscal 2010	Fiscal 2011-2012	Fiscal 2013-2014	Thereafter	Total
	(Dollars in thousands)
Standby letters of credit	$2,891	$12,763	$115	$—	$15,769
Commitments to extend credit	56,530	278,674	3,046	140,380	478,630

Total	$59,421	$291,437	$3,161	$140,380	$494,399

Capital Resources

Total shareholders’ equity was $1.43 billion at September 30, 2010 compared with $1.35 billion at December 31, 2009, an increase of $78.3 million or 5.8%. The increase was due primarily to net earnings of $94.9 million and the issuance of common stock in connection with the exercise of stock options of $2.2 million, partially offset by dividends paid of $21.7 million for the nine months ended September 30, 2010.

Both the Board of Governors of the Federal Reserve System with respect to the Company, and the Federal Deposit Insurance Corporation (“FDIC”) with respect to the Bank, have established certain minimum risk-based capital standards that apply to bank holding companies and federally insured banks. The following table sets forth the Company’s total risk-based capital, Tier 1 risk-based capital, and Tier 1 to average assets (leverage) ratios as of September 30, 2010:

Consolidated Capital Ratios:
Total capital (to risk weighted assets)	14.47%
Tier 1 capital (to risk weighted assets)	13.23%
Tier 1 capital (to average assets)	6.45%

As of September 30, 2010, the Bank’s risk-based capital ratios were above the levels required for the Bank to be designated as “well capitalized” by the FDIC. To be designated as “well capitalized”, the minimum ratio requirements for the Bank’s total risk-based capital, Tier 1 risk-based capital, and Tier 1 to average assets (leverage) capital ratios must be 10.0%, 6.0% and 5.0%, respectively. The following table sets forth the Bank’s total risk-based capital, Tier 1 risk-based capital, and Tier 1 to average assets (leverage) capital ratios as of September 30, 2010:

Capital Ratios (Bank Only):
Total capital (to risk weighted assets)	14.22%
Tier 1 capital (to risk weighted assets)	12.97%
Tier 1 capital (to average assets)	6.32%

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

a. Not applicable

b. Not applicable

c. Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

Not applicable

ITEM 6.	EXHIBITS

a. Exhibits:

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267) (the “Registration Statement”))

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

3.3	Amended and Restated Bylaws of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 19, 2007)

4.1	Form of certificate representing shares of the Company’s common stock (incorporated by reference to Exhibit 4 to the Registration Statement)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive Financial Data

*	Filed with this Quarterly Report on Form 10-Q.
**	Furnished with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPERITY BANCSHARES, INC. ® (Registrant)

Date: 11/09/10	/S/ DAVID ZALMAN
David Zalman
Chairman and Chief Executive Officer

Date: 11/09/10	/S/ DAVID HOLLAWAY
David Hollaway
Chief Financial Officer