Form 10-K
period 2010-12-31
PROSPERITY BANCSHARES INC
filed 2011-03-01
CIK 1068851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of common stock held by non-affiliates as of June 30, 2010, based on the closing price of the common stock on the NASDAQ Global Select Market on June 30, 2010 was approximately $1.48 billion.

As of February 15, 2011, the number of outstanding shares of common stock was 46,739,326.

Documents Incorporated by Reference:

Portions of the Company’s Proxy Statement relating to the 2011 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2010, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

PROSPERITY BANCSHARES, INC.®

2010 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1. BUSINESS

General

Prosperity Bancshares, Inc.®, a Texas corporation (the “Company”), was formed in 1983 as a vehicle to acquire the former Allied Bank in Edna, Texas which was chartered in 1949 as The First National Bank of Edna and is now known as Prosperity Bank. The Company is a registered financial holding company that derives substantially all of its revenues and income from the operation of its bank subsidiary, Prosperity Bank® (“Prosperity Bank®” or the “Bank”). The Bank provides a broad line of financial products and services to small and medium-sized businesses and consumers. As of December 31, 2010, the Bank operated one hundred seventy-five (175) full-service banking locations; with sixty (60) in the Houston area, twenty (20) in the South Texas area including Corpus Christi and Victoria, thirty-three (33) in Central Texas, ten (10) in the Bryan/College Station area, twenty-one (21) in East Texas and thirty-one (31) in the Dallas/Fort Worth, Texas area. The Company’s headquarters are located at Prosperity Bank Plaza, 4295 San Felipe in Houston, Texas and its telephone number is (281) 269-7199. The Company’s website address is www.prosperitybanktx.com.

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

Operating under a community banking philosophy, the Company seeks to develop broad customer relationships based on service and convenience while maintaining its conservative approach to lending and sound asset quality. The Company has grown through a combination of internal growth, the acquisition of community banks and branches of banks and the opening of new banking centers. Utilizing a low cost of funds and employing stringent cost controls, the Company has been profitable in every full year of its existence, including the period of adverse economic conditions in Texas in the late 1980s and more recently in 2009 and 2010. From 1988 to 1992 as a sound and profitable institution, the Company took advantage of this economic downturn and acquired the deposits and certain assets of failed banks in West Columbia, El Campo and Cuero, Texas and two failed banks in Houston, which diversified the Company’s franchise and increased its core deposits. The Company opened a full-service banking center in Victoria, Texas in 1993 and the following year established a banking center in Bay City, Texas. The Company expanded its Bay City presence in 1996 with the acquisition of an additional branch location from Norwest Bank Texas (now Wells Fargo), and in 1997, the Company acquired the Angleton, Texas branch of Wells Fargo Bank. In 1998, the Company enhanced its West Columbia Banking Center with the purchase of a commercial bank branch located in West Columbia and acquired Union State Bank in East Bernard, Texas. In 2008, the Company again took advantage of the economic downturn and acquired approximately $3.6 billion in deposits and certain assets of Franklin Bank headquartered in Houston, Texas from the Federal Deposit Insurance Corporation (“FDIC”), as receiver.

From December 31, 1998 through December 31, 2010, the Company grew through internal growth and the completion of the following acquisitions:

Acquired Entity	Acquired Bank	Completion Date	Number of Banking Centers As of December 31, 2010(1)
South Texas Bancshares, Inc.	Commercial National Bank	1999	3
Compass Bank (5 branches)	N/A	2000	4
Commercial Bancshares, Inc.	Heritage Bank	2001	12
Texas Guaranty Bank, N.A.	Same	2002	2
The First State Bank of Needville	Same	2002	—	(2)
Paradigm Bancorporation, Inc.	Paradigm Bank Texas	2002	8
Southwest Bank Holding Company	Bank of the Southwest	2002	2
First National Bank of Bay City	Same	2002	—	(2)
Abrams Centre Bancshares, Inc.	Abrams Centre National Bank	2003	1
Dallas Bancshares, Inc.	BankDallas	2003	1
MainBancorp, Inc.	main bank, n.a.	2003	3
First State Bank of North Texas	Same	2003	3
Liberty Bancshares, Inc.	Liberty Bank, S.S.B.	2004	4
Village Bank and Trust, s.s.b	Same	2004	1
First Capital Bankers, Inc.	FirstCapital Bank, s.s.b.	2005	20
Grapeland Bancshares, Inc.	First State Bank of Grapeland	2005	2
SNB Bancshares, Inc	Southern National Bank of Texas	2006	6	(3)
Texas United Bancshares, Inc	State Bank, GNB Financial, n.a., Gateway National Bank and Northwest Bank	2007	34
The Bank of Navasota	Same	2007	1
Banco Popular, NA (6 branches)	N/A	2008	5
1st Choice Bancorp	1st Choice Bank	2008	1
Franklin Bank (from FDIC, as receiver)(4)	N/A	2008	33
U.S. Bank (3 branches)	N/A	2010	3
First Bank (19 branches)	N/A	2010	15

(1)	The number of banking centers added does not include any locations of the acquired entity that were closed and consolidated with existing banking centers of the Company upon consummation of the transaction or closed after consummation of the transaction.
(2)	The only banking center of the acquired entity was closed and consolidated into an existing banking center of the Company.
(3)	Included one banking center under construction at the time of consummation.
(4)	Assumed approximately $3.6 billion of deposits and acquired certain assets, including thirty-three (33) banking centers, from the FDIC, acting in its capacity as receiver for Franklin Bank.

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

As of December 31, 2010, the Company and the Bank had 1,708 full-time equivalent associates, 667 of whom were officers of the Bank. The Company provides medical and hospitalization insurance to its full-time associates. The Company considers its relations with associates to be excellent. Neither the Company nor the Bank is a party to any collective bargaining agreement.

Banking Activities

The Company, through the Bank, offers a variety of traditional loan and deposit products to its customers, which consist primarily of consumers and small and medium-sized businesses. The Bank tailors its products to the specific needs of customers in a given market. At December 31, 2010, the Bank maintained approximately 378,000 separate deposit accounts including certificates of deposit, 35,000 separate loan accounts and 22.4% of the Bank’s total deposits were noninterest-bearing demand deposits. For the year ended December 31, 2010, the Company’s average cost of funds was 0.85% and the Company’s average cost of deposits (excluding all borrowings) was 0.82%.

The Company has been an active real estate lender, with commercial mortgage and 1-4 family residential loans comprising 37.0% and 23.7% of the Company’s total loans as of December 31, 2010, respectively. The Company also offers commercial loans, loans for automobiles and other consumer durables, home equity loans, debit cards, internet banking and other cash management services and automated telephone banking. By offering certificates of deposit, interest checking accounts, savings accounts and overdraft protection at competitive rates, the Company gives its depositors a full range of traditional deposit products.

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

Increase Loan Volume and Diversify Loan Portfolio. While maintaining its conservative approach to lending, the Company has emphasized both new and existing loan products, focusing on managing its commercial mortgage and commercial loan portfolios. During the one year period from December 31, 2009 to December 31, 2010, the Company’s commercial and industrial loans increased from $393.0 million to $409.4 million, or 4.2%, and represented 11.6% and 11.7% of the total portfolio, respectively. Commercial mortgages increased from $1.26 billion to $1.29 billion, or 2.1%, and represented 37.4% and 37.0% of the total portfolio, respectively, for the same period. In addition, the Company targets professional service firms, including legal and medical practices, for both loans secured by owner-occupied premises and personal loans to their principals.

Maintain Sound Asset Quality. The Company continues to maintain the sound asset quality that has been representative of its historical loan portfolio. As the Company continues to diversify and increase its lending activities and acquire loans in acquisitions, it may face higher risks of nonpayment and increased risks in the event of continued economic downturns. The Company intends to continue to employ the strict underwriting guidelines and comprehensive loan review process that have contributed to its low incidence of nonperforming assets and its minimal charge-offs in relation to its size.

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

Supervision and Regulation

The supervision and regulation of bank holding companies and their subsidiaries is intended primarily for the protection of depositors, the Deposit Insurance Fund (“DIF”) of the FDIC and the banking system as a whole, and not for the protection of the bank holding company’s shareholders or creditors. The banking agencies have broad enforcement power over bank holding companies and banks including the power to impose substantial fines and other penalties for violations of laws and regulations.

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

Regulatory Restrictions on Dividends; Source of Strength. The Company is regarded as a legal entity separate and distinct from the Bank. The principal source of the Company’s revenues is dividends received from the Bank. As described in more detail below, federal law places limitations on the amount that state banks may pay in dividends, which the Bank must adhere to when paying dividends to the Company. It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries.

Under Federal Reserve Board policy, a bank holding company has historically been required to act as a source of financial strength to each of its banking subsidiaries. The Dodd-Frank Wall Street Reform and

Consumer Protection Act (the “Dodd-Frank Act”) codifies this policy as a statutory requirement. Under this requirement, the Company is expected to commit resources to support the Bank, including at times when the Company may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. As discussed below, a bank holding company, in certain circumstances, could be required to guarantee the capital plan of an undercapitalized banking subsidiary.

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

Scope of Permissible Activities. Under the BHCA, bank holding companies generally may not acquire a direct or indirect interest in or control of more than 5% of the voting shares of any company that is not a bank or bank holding company or from engaging in activities other than those of banking, managing or controlling banks or furnishing services to or performing services for its subsidiaries, except that it may engage in, directly or indirectly, certain activities that the Federal Reserve Board has determined to be so closely related to banking or managing and controlling banks as to be a proper incident thereto. In approving acquisitions or the addition of activities, the Federal Reserve considers, among other things, whether the acquisition or the additional activities can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh such possible adverse effects as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

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

Beginning in July 2011, the Company’s financial holding company status will depend upon it maintaining its status as “well capitalized” and “well managed” under applicable Federal Reserve regulations. If a financial holding company ceases to meet these requirements, the Federal Reserve Board may impose corrective capital and/or managerial requirements on the financial holding company and place limitations on its ability to conduct the broader financial activities permissible for financial holding companies. In addition, the Federal Reserve Board may require divestiture of the holding company’s depository institutions and/or its non-bank subsidiaries if the deficiencies persist.

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

Capital Adequacy Requirements. The Federal Reserve Board has adopted a system using risk-based capital guidelines under a two-tier capital framework to evaluate the capital adequacy of bank holding companies. Tier 1 capital generally consists of common stockholders’ equity, retained earnings, a limited amount of qualifying perpetual preferred stock, qualifying trust preferred securities and noncontrolling interests in the equity accounts of consolidated subsidiaries, less goodwill and certain intangibles. Tier 2 capital generally consists of certain hybrid capital instruments and perpetual debt, mandatory convertible debt securities and a limited amount of subordinated debt, qualifying preferred stock, loan loss allowance, and unrealized holding gains on certain equity securities.

Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. The guidelines require a minimum ratio of total capital to total risk-weighted assets of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 2010, the Company’s ratio of Tier 1 capital to total risk-weighted assets was 13.64% and its ratio of total capital to total risk-weighted assets was 14.87%. Risk-weighted assets exclude intangible assets such as goodwill and core deposit intangibles.

In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. Certain highly rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies are required to maintain a leverage ratio of 4.0%. As of December 31, 2010, the Company’s leverage ratio was 6.87%.

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

Proposed Revisions to Capital Adequacy Requirements. The Dodd-Frank Act requires the Federal Reserve Board, the Office of the Comptroller of the Currency (“OCC”) and the FDIC to adopt regulations imposing a continuing “floor” of the 1988 capital accord (“Basel I”) of the Basel Committee on Banking Supervision (the “Basel Committee”) capital requirements in cases where the 2004 Basel Committee capital accord (“Basel II”)

capital requirements and any changes in capital regulations resulting from Basel III (defined below) otherwise would permit lower requirements. In December 2010, the Federal Reserve Board, the OCC and the FDIC issued a joint notice of proposed rulemaking that would implement this requirement.

On December 16, 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation (“Basel III”). Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. The U.S. banking agencies have indicated informally that they expect to propose regulations implementing Basel III in mid-2011 with final adoption of implementing regulations in mid-2012. Notwithstanding its release of the Basel III framework, the Basel Committee is considering further amendments to Basel III, including the imposition of additional capital surcharges on globally and systemically important financial institutions. In addition to Basel III, the Dodd-Frank Act requires or permits the Federal banking agencies to adopt regulations affecting banking institutions’ capital requirements in a number of respects. Accordingly, the regulations ultimately applicable to the Company may be substantially different from the Basel III final framework as published in December 2010.

The Basel III final capital framework, among other things, (i) introduces as a new capital measure “Common Equity Tier 1” (“CET1”), (ii) specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expands the scope of the adjustments as compared to existing regulations.

When fully phased in on January 1, 2019, Basel III requires banks to maintain (i) as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) as a newly adopted international standard, a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter). Basel III also provides for a “countercyclical capital buffer,” that would be added to the capital conservation buffer generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk.

Proposed Liquidity Requirements. Historically, regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, without required formulaic measures. The Basel III final framework will require banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward will be required by regulation. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements will incent banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source. The LCR would be implemented subject to an observation period beginning in 2011, but would not be introduced as a requirement until January 1, 2015, and the NSFR would not be introduced as a requirement until January 1, 2018. These new standards are subject to further rulemaking and their terms could change before implementation.

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

The Bank

The Bank is a Texas-chartered banking association, the deposits of which are insured by the DIF of the FDIC. The Bank is not a member of the Federal Reserve System; therefore, the Bank is subject to supervision and regulation by the FDIC and the Texas Department of Banking. Such supervision and regulation subject the Bank to special restrictions, requirements, potential enforcement actions and periodic examination by the FDIC and the Texas Department of Banking. Because the Federal Reserve Board regulates the Company, the Federal Reserve Board also has supervisory authority which directly affects the Bank.

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

Branching. Texas law provides that a Texas-chartered bank can establish a branch anywhere in Texas provided that the branch is approved in advance by the Texas Department of Banking. The branch must also be approved by the FDIC, which considers a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of the community and consistency with corporate powers.

Restrictions on Transactions with Affiliates and Insiders. Transactions between the Bank and its nonbanking affiliates, including the Company, are subject to Section 23A of the Federal Reserve Act. In general, Section 23A imposes limits on the amount of such transactions to 10% of the Bank’s capital stock and surplus and requires that such transactions be secured by designated amounts of specified collateral. It also limits the amount of advances to third parties which are collateralized by the securities or obligations of the Company or its subsidiaries. Commencing in July 2011, the Dodd-Frank Act will require that the 10% of capital limit on covered transactions begin to apply to financial subsidiaries. “Covered transactions” are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve Board) from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

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

Examinations. The FDIC periodically examines and evaluates state member banks. Based on such an evaluation, the FDIC may revalue the assets of the institution and require that it establish specific reserves to compensate for the difference between the FDIC-determined value and the book value of such assets. The Texas Department of Banking also conducts examinations of state banks but may accept the results of a federal examination in lieu of conducting an independent examination. In addition, the FDIC and Texas Department of Banking may elect to conduct a joint examination.

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

The FDIC’s risk-based capital guidelines generally require state banks to have a minimum ratio of Tier 1 capital to total risk-weighted assets of 4.0% and a ratio of total capital to total risk-weighted assets of 8.0%. The capital categories have the same definitions for the Bank as for the Company. As of December 31, 2010, the Bank’s ratio of Tier 1 capital to total risk-weighted assets was 13.37% and its ratio of total capital to total risk-weighted assets was 14.60%.

The FDIC’s leverage guidelines require state banks to maintain Tier 1 capital of no less than 4.0% of average total assets, except in the case of certain highly rated banks for which the requirement is 3.0% of average total assets. The Texas Department of Banking has issued a policy which generally requires state chartered banks to maintain a leverage ratio (defined in accordance with federal capital guidelines) of 5.0%. As of December 31, 2010, the Bank’s ratio of Tier 1 capital to average total assets (leverage ratio) was 6.72%.

Corrective Measures for Capital Deficiencies. The federal banking regulators are required to take “prompt corrective action” with respect to capital-deficient institutions. Agency regulations define, for each capital category, the levels at which institutions are “well-capitalized,” “adequately capitalized,” “under capitalized,” “significantly under capitalized” and “critically under capitalized.” A “well-capitalized” bank has a total risk-based capital ratio of 10.0% or higher; a Tier 1 risk-based capital ratio of 6.0% or higher; a leverage ratio of 5.0% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. An “adequately capitalized” bank has a total risk-based capital ratio of 8.0% or higher; a Tier 1 risk-based capital ratio of 4.0% or higher; a leverage ratio of 4.0% or higher (3.0% or higher if the bank was rated a composite 1 in its most recent examination report and is not experiencing significant growth); and does not meet the criteria for a well capitalized bank. A bank is “under capitalized” if it fails to meet any one of the ratios required to be adequately capitalized. At December 31, 2010, the Bank was classified as “well-capitalized” for purposes of the FDIC’s prompt corrective action regulations.

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

Deposit Insurance Assessments. Substantially all of the deposits of the Bank are insured up to applicable limits by the DIF of the FDIC and the Bank must pay deposit insurance assessments to the FDIC for such deposit insurance protection. The FDIC maintains the DIF by designating a required reserve ratio. If the reserve ratio falls below the designated level, the FDIC must adopt a restoration plan that provides that the DIF will return to an acceptable level generally within 5 years. The designated reserve ratio is currently set at 2.00%. The FDIC has the discretion to price deposit insurance according to the risk for all insured institutions regardless of the level of the reserve ratio.

The DIF reserve ratio is maintained by assessing depository institutions an insurance premium based upon statutory factors. Under its current regulations, the FDIC imposes assessments for deposit insurance according to a depository institution’s ranking in one of four risk categories based upon supervisory and capital evaluations. The assessment rate for an individual institution is determined according to a formula based on a combination of weighted average CAMELS component ratings, financial ratios and, for institutions that have long-term debt ratings, the average ratings of its long-term debt. Well-capitalized institutions (generally those with CAMELS composite ratings of 1 or 2) are grouped in Risk Category I and the initial base assessment rate for deposit insurance is set at an annual rate of between 12 and 16 basis points. The initial base assessment rate for institutions in Risk Categories II, III and IV is set at annual rates of 22, 32 and 50 basis points, respectively. These initial base assessment rates are adjusted to determine an institution’s final assessment rate based on its brokered deposits, secured liabilities and unsecured debt. Total base assessment rates after adjustments range from 7 to 24 basis points for Risk Category I, 17 to 43 basis points for Risk Category II, 27 to 58 basis points for Risk Category III, and 40 to 77.5 basis points for Risk Category IV.

In November, 2009, the FDIC adopted a rule that required all insured institutions with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The assessment, which for the Company totaled $35.6 million, was calculated by taking the institution’s actual September 30, 2009 assessment base and adjusting it quarterly by an estimated 5% annual growth rate through the end of 2012. Each institution records the entire amount of its prepaid assessment as a prepaid expense, an asset on its balance sheet, as of December 30, 2009. As of December 31, 2009, and each quarter thereafter, each institution records an expense, or a charge to earnings, for its quarterly assessment invoiced on its quarterly statement and an offsetting credit to the prepaid assessment until the asset is exhausted.

On February 7, 2011, the FDIC approved a final rule that amends its existing DIF restoration plan and implements certain provisions of the Dodd-Frank Act. Effective April 1, 2011 the assessment base will be determined using average consolidated total assets minus average tangible equity rather than the current assessment base of adjusted domestic deposits. Since the change will result in a much larger assessment base, the final rule also lowers the assessment rates in order to keep the total amount collected from financial institutions relatively unchanged from the amounts currently being collected. The new assessment rates, calculated on the revised assessment base, will generally range from 2.5 to 9 basis points for Risk Category I institutions, 9 to 24 basis points for Risk Category II institutions, 18 to 33 basis points for Risk Category III institutions, and 30 to 45 basis points for Risk Category IV institutions. For large institutions (generally those with total assets of $10 billion or more), which as of December 31, 2010 did not include the Bank, the initial base assessment rate will range from 5 to 35 basis points on an annualized basis. After the effect of potential base-rate adjustments, the total base assessment rate could range from 2.5 to 45 basis points on an annualized basis. Assessment rates for large institutions will be calculated using a scorecard that combines CAMELS ratings and certain forward-looking financial measures to assess the risk a large institution poses to the DIF. The new assessment rates will be calculated for the quarter beginning April 1, 2011 and reflected in invoices for assessments due September 30, 2011.

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

Anti-Money Laundering and Anti-Terrorism Legislation. A major focus of governmental policy on financial institutions in recent years has been aimed at combating money laundering and terrorist financing. The USA PATRIOT Act of 2001 (the “USA Patriot Act”) substantially broadened the scope of United States anti-money laundering laws and regulations by imposing significant new compliance and due diligence obligations, creating new crimes and penalties and expanding the extra-territorial jurisdiction of the United States. The United States Treasury Department has issued and, in some cases, proposed a number of regulations that apply various requirements of the USA Patriot Act to financial institutions. These regulations impose obligations on financial institutions to maintain appropriate policies, procedures and controls to detect, prevent and report money laundering and terrorist financing and to verify the identity of their customers. Certain of those regulations impose specific due diligence requirements on financial institutions that maintain correspondent or private banking relationships with non-U.S. financial institutions or persons. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with all of the relevant laws or regulations, could have serious legal and reputational consequences for the institution.

Office of Foreign Assets Control Regulation. The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These are typically known as the “OFAC” rules based on their administration by the U.S. Treasury Department Office of Foreign Assets Control (“OFAC”). The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.

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

Dodd-Frank Act. In July 2010, Congress enacted the Dodd-Frank Act regulatory reform legislation, which the President signed into law on July 21, 2010. Many aspects of the Dodd–Frank Act are subject to further rulemaking and will take effect over several years, making it difficult for the Company to anticipate the overall financial impact to it or across the industry. This new law broadly affects the financial services industry by implementing changes to the financial regulatory landscape aimed at strengthening the sound operation of the financial services sector, including provisions that, among other things, will:

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

•	Broaden the base for FDIC insurance assessments from the amount of insured deposits to average total consolidated assets less average tangible equity during the assessment period;

•

Permanently increase FDIC deposit insurance to $250,000 and provide unlimited FDIC deposit insurance beginning December 31, 2010 until January 1, 2013 for noninterest bearing demand transaction accounts at all insured depository institutions;

•

Permit banks to engage in de novo interstate branching if the laws of the state where the new branch is to be established would permit the establishment of the branch if it were chartered by such state;

•	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts;

•

Require financial holding companies, such as the Company, to be well capitalized and well managed as of July 21, 2011. Bank holding companies and banks must also be both well capitalized and well managed in order to acquire banks located outside their home state;

•	Eliminate the ceiling on the size of the DIF and increase the floor of the size of the DIF;

•	Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, that apply to all public companies, not just financial institutions;

•

Amend the Electronic Fund Transfer Act (“EFTA”) to, among other things, give the Federal Reserve the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers, such as the Bank, having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer; and

•	Increase the authority of the Federal Reserve to examine the Company and its non-bank subsidiaries.

The Company’s management is actively reviewing the provisions of the Dodd–Frank Act and assessing its probable impact on its business, financial condition, and results of operations. Provisions in the legislation that affect deposit insurance assessments and payment of interest on demand deposits could increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate. Provisions in the legislation that revoke the Tier 1 capital treatment of newly issued trust preferred securities could require the Company to seek other sources of capital in the future. Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its customers or the financial industry more generally.

Incentive Compensation. In June 2010, the Federal Reserve, OCC and FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Also, on February 7, 2011 the FDIC proposed an interagency rule to implement certain incentive compensation requirements of the Dodd-Frank Act. Under the proposed rule, financial institutions must prohibit incentive-based compensation arrangements that encourage inappropriate risk taking that are deemed excessive or that may lead to material losses.

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

The Company’s dependence on loans secured by real estate subjects it to risks relating to fluctuations in the real estate market and related interest rates and regulatory guidance that could require additional capital and could adversely affect its financial condition, results of operations and cash flows.

Approximately 83.7% of the Company’s total loans as of December 31, 2010 consisted of loans included in the real estate loan portfolio with 14.4% in construction and land development, 27.1% in residential real estate and 42.2% in commercial real estate. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A weakening of the real estate market in the Company’s primary market areas could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing the loans and the value of real estate owned by the Company. If real estate values decline, it is also more likely that the Company would be required to increase its allowance for credit losses, which could adversely affect its financial condition, results of operations and cash flows.

As of December 31, 2010, the Company had $502.3 million or 14.4% of total loans in construction and land development loans. Construction loans are subject to risks during the construction phase that are not present in standard residential real estate and commercial real estate loans. These risks include:

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

The Company’s commercial mortgage and commercial loans expose it to increased credit risks, and these risks will increase if the Company succeeds in increasing these types of loans.

The Company, while maintaining its conservative approach to lending, has emphasized both new and existing loan products, focusing on managing its commercial mortgage and commercial loan portfolios, and intends to continue to increase its lending activities and acquire loans in possible future acquisitions. As a result, commercial real estate and commercial loans as a proportion of its portfolio could increase. As of December 31, 2010, commercial mortgage and commercial loans totaled $1.70 billion. In general, commercial real estate loans and commercial loans yield higher returns and often generate a deposit relationship, but also pose greater credit risks than do owner-occupied residential real estate loans. As the Company’s various commercial loan portfolios increase, the corresponding risks and potential for losses from these loans will also increase.

The Company makes both secured and some unsecured commercial loans. Unsecured loans generally involve a higher degree of risk of loss than do secured loans because, without collateral, repayment is wholly dependent upon the success of the borrowers’ businesses. Secured commercial loans are generally collateralized by accounts receivable, inventory, equipment or other assets owned by the borrower and include a personal guaranty of the business owner. Compared to real estate, that type of collateral is more difficult to monitor, its value is harder to ascertain, it may depreciate more rapidly and it may not be as readily saleable if repossessed. Further, commercial loans generally will be serviced primarily from the operation of the business, which may not be successful, and commercial mortgage loans generally will be serviced from income on the properties securing the loans.

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

As a lender, the Company is exposed to the risk that its loan customers may not repay their loans according to the terms of these loans and the collateral securing the payment of these loans may be insufficient to fully compensate the Company for the outstanding balance of the loan plus the costs to dispose of the collateral. Management makes various assumptions and judgments about the collectability of the Company’s loan portfolio, including the diversification by industry of its commercial loan portfolio, the amount of nonperforming assets and related collateral, the volume, growth and composition of its loan portfolio, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers and the evaluation of its loan portfolio through its internal loan review process and other relevant factors.

The Company maintains an allowance for credit losses in an attempt to cover estimated losses inherent in its loan portfolio. Additional credit losses will likely occur in the future and may occur at a rate greater than the Company has experienced to date. In determining the size of the allowance, the Company relies on an analysis of its loan portfolio, its historical loss experience and its evaluation of general economic conditions. Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of the Company’s control, may require an increase in the allowance for credit losses. If the Company’s assumptions prove to be incorrect or if it experiences significant loan losses in future periods, its current allowance may not be sufficient to cover actual loan losses and adjustments may be necessary to allow for different economic conditions or adverse developments in its loan portfolio. A material addition to the allowance could cause net income, and possibly capital, to decrease.

In addition, federal and state regulators periodically review the Company’s allowance for credit losses and may require the Company to increase its provision for credit losses or recognize further charge-offs, based on judgments different than those of the Company’s management. An increase in the Company’s allowance for credit losses or charge-offs as required by these regulatory agencies could have a material adverse effect on the Company’s operating results and financial condition.

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

If the goodwill that the Company recorded in connection with a business acquisition becomes impaired, it could require charges to earnings, which would have a negative impact on the Company’s financial condition and results of operations.

Goodwill represents the amount of acquisition cost over the fair value of net assets the Company acquired in the purchase of another financial institution. The Company reviews goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate the carrying value of the asset might be impaired.

The Company determines impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in the Company’s results of operations in the periods in which they become known. At December 31, 2010, the Company’s goodwill totaled $924.3 million. While the Company has not recorded any such impairment charges since it initially recorded the goodwill, there can be no assurance that the Company’s future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on its financial condition and results of operations.

The Company may be required to pay higher FDIC deposit insurance assessments in the future.

Recent insured depository institution failures, as well as deterioration in banking and economic conditions generally, have significantly increased the loss provisions of the FDIC, resulting in a decline in the designated reserve ratio of the FDIC to historical lows. The FDIC expects a higher rate of insured depository institution failures in the next few years compared to recent years; thus, the reserve ratio may continue to decline. In addition, the deposit insurance limit on FDIC deposit insurance coverage generally has increased to $250,000. These developments have resulted in increased FDIC assessments in 2009 and 2010 and may result in increased assessments in the future.

On February 7, 2011, the FDIC approved a final rule that amends its existing DIF restoration plan and implements certain provisions of the Dodd-Frank Act. Effective April 1, 2011 the assessment base will be determined using average consolidated total assets minus average tangible equity rather than the current assessment base of adjusted domestic deposits. The new assessment rates, calculated on the revised assessment base, will generally range from 2.5 to 9 basis points for Risk Category I institutions, 9 to 24 basis points for Risk Category II institutions, 18 to 33 basis points for Risk Category III institutions, and 30 to 45 basis points for Risk Category IV institutions. The new assessment rates will be calculated for the quarter beginning April 1, 2011 and reflected in invoices for assessments due September 30, 2011.

The final rule provides the FDIC’s board with the flexibility to adopt actual rates that are higher or lower than the total base assessment rates adopted on February 7, 2011 without notice and comment, if certain conditions are met. An increase in the assessment rates could have an adverse impact on the Company’s results of operations. For the year ended December 31, 2010, the Company’s FDIC insurance related costs were $10.4 million compared with $13.1 million for the year ended December 31, 2009.

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

The Dodd-Frank Act, enacted in July 2010, instituted major changes to the banking and financial institutions regulatory regimes in light of the recent performance of and government intervention in the financial services sector. Additional legislation and regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could significantly affect the Company’s powers, authority and operations, or the powers, authority and operations of the Bank in substantial and unpredictable ways. Further, regulators have significant discretion and power to prevent or remedy unsafe or unsound practices or violations of laws by banks and bank holding companies in the performance of their supervisory and enforcement duties. The exercise of this regulatory discretion and power could have a negative impact on the Company. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The recent repeal of federal prohibitions on payment of interest on demand deposits could increase the Company’s interest expense.

All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the Dodd-Frank Act. As a result, beginning on July 21, 2011, financial institutions could commence offering interest on demand deposits to compete for clients. The Company does not yet know what interest rates other institutions may offer. The Company’s interest expense will increase and its net interest margin will decrease if it begins offering interest on demand deposits to attract additional customers or maintain current customers, which could have an adverse effect on the Company’s business, financial condition and results of operations.

The Company is subject to environmental liability risk associated with lending activities.

A significant portion of the Company’s loan portfolio is secured by real property. During the ordinary course of business, the Company may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, the Company may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require the Company to incur substantial expenses and may materially reduce the affected property’s value or limit the Company’s ability to use or sell the affected property.

In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase the Company’s exposure to environmental liability. Although the Company has policies and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on the Company’s financial condition and results of operations.

Risks Associated with the Company’s Common Stock

The Company’s corporate organizational documents and the provisions of Texas law to which it is subject may delay or prevent a change in control of the Company that a shareholder may favor.

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

There are restrictions on the Company’s ability to pay dividends.

Holders of the Company’s common stock are only entitled to receive such dividends as the Company’s Board of Directors may declare out of funds legally available for such payments. Although the Company has historically declared cash dividends on its common stock, it is not required to do so and there can be no assurance that the Company will pay dividends in the future. Any declaration and payment of dividends on common stock will depend upon the Company’s earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, the Company’s ability to service any equity or debt obligations senior to the common stock and other factors deemed relevant by the Board of Directors.

The Company’s principal source of funds to pay dividends on the shares of common stock is cash dividends that the Company receives from the Bank. Various banking laws applicable to the Bank limit the payment of dividends and other distributions by the Bank to the Company, and may therefore limit the Company’s ability to pay dividends on its common stock. Regulatory authorities could impose administratively stricter limitations on the ability of the Bank to pay dividends to the Company if such limits were deemed appropriate to preserve certain capital adequacy requirements. In addition, the Federal Reserve Board has indicated that bank holding companies should carefully review their dividend policy in relation to the organization’s overall asset quality, level of current and prospective earnings and level, composition and quality of capital. The guidance provides that the Company inform and consult with the Federal Reserve Board prior to declaring and paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in an adverse change to the Company’s capital structure, including interest on the subordinated debentures underlying the Company’s trust preferred securities. If required payments on the Company’s outstanding junior subordinated debentures held by its unconsolidated subsidiary trusts are not made or suspended, the Company will be prohibited from paying dividends on its common stock.

The holders of the Company’s junior subordinated debentures have rights that are senior to those of the Company’s shareholders.

As of December 31, 2010, the Company had $92.3 million in junior subordinated debentures outstanding that were issued to the Company’s unconsolidated subsidiary trusts. The subsidiary trusts purchased the junior subordinated debentures from the Company using the proceeds from the sale of trust preferred securities to third party investors. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by the Company to the extent not paid or made by each trust, provided the trust has funds available for such obligations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2010, the Company conducted business at one hundred seventy-five (175) full-service banking centers. The Company’s headquarters are located at Prosperity Bank Plaza, 4295 San Felipe, in the Galleria area in Houston, Texas. The Company also owns or leases other facilities in which its banking centers are located as listed below by geographical market area. The expiration dates of the leases range from 2011 to 2025 and do not include renewal periods which may be available at the Company’s option.

The following table sets forth specific information regarding the banking centers located in each of the Company’s geographical market areas at December 31, 2010:

Geographical Area	Number of Banking Centers	Number of Leased Banking Centers	Deposits at December 31, 2010
			(Dollars in thousands)
Bryan/College Station	10	—	$562,639
Houston area	60	18	3,489,349
Central Texas area	33	7	973,442
Dallas/Fort Worth Texas area	31	9	1,091,836
East Texas area	21	—	595,054
South Texas area including Corpus Christi	20	5	742,600

Total	175	39	$7,454,920

ITEM 3. LEGAL PROCEEDINGS

The Company and the Bank are defendants, from time to time, in legal actions arising from transactions conducted in the ordinary course of business. The Company and Bank believe, after consultations with legal counsel, that the ultimate liability, if any, arising from such actions will not have a material adverse effect on their financial statements.

ITEM 4. [REMOVED AND RESERVED]

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices

The Company’s common stock is listed on the NASDAQ Global Select Market under the symbol “PRSP.” As of February 15, 2011, there were 46,739,326 shares outstanding and 1,933 shareholders of record. The number of beneficial owners is unknown to the Company at this time.

The following table presents the high and low intra-day sales prices for the common stock as reported by NASDAQ during the two years ended December 31, 2010:

2010	High	Low
Fourth Quarter	$39.96	$30.37
Third Quarter	36.05	28.27
Second Quarter	43.66	34.31
First Quarter	42.55	37.93

2009	High	Low
Fourth Quarter	$41.18	$33.62
Third Quarter	37.36	28.13
Second Quarter	31.23	26.20
First Quarter	30.00	20.04

Dividends

Holders of common stock are entitled to receive dividends when, as and if declared by the Company’s Board of Directors out of funds legally available therefor. While the Company has declared dividends on its common stock since 1994, and paid quarterly dividends aggregating $0.64 per share in 2010 and $0.5675 per share in 2009, there is no assurance that the Company will continue to pay dividends in the future. Future dividends on the common stock will depend upon the Company’s earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, the Company’s ability to service any equity or debt obligations senior to the common stock and other factors deemed relevant by the Board of Directors of the Company.

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

In addition, the Federal Reserve Board has indicated that bank holding companies should carefully review their dividend policy in relation to the organization’s overall asset quality, level of current and prospective earnings and level, composition and quality of capital. The guidance provides that the Company inform and consult with the Federal Reserve Board prior to declaring and paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in an adverse change to the Company’s capital structure, including interest on the subordinated debentures underlying the Company’s trust preferred securities. If required payments on the Company’s outstanding junior subordinated debentures held by its unconsolidated subsidiary trusts are not made or suspended, the Company will be prohibited from paying dividends on its common stock.

The cash dividends declared per share by quarter (and paid on the first business day of the subsequent quarter except for the fourth quarter of 2010 which was paid on December 31, 2010) for the Company’s last two fiscal years were as follows:

	2010	2009
Fourth quarter	$0.1750	$0.1550
Third quarter	0.1550	0.1375
Second quarter	0.1550	0.1375
First quarter	0.1550	0.1375

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2010, the Company had outstanding stock options granted under three stock option plans, all of which were approved by the Company’s shareholders. As of such date, the Company also had outstanding stock options granted under stock option plans that it assumed in connection with various acquisition transactions. The following table provides information as of December 31, 2010 regarding the Company’s equity compensation plans under which the Company’s equity securities are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	695,580	(1)	$27.24	600,524
Equity compensation plans not approved by security holders	—		—	—

Total	695,580		$27.24	600,524

(1)	Includes (a) 15,566 shares which may be issued upon exercise of options outstanding assumed by the Company in connection with the acquisition of SNB Bancshares, Inc. at a weighted average exercise price of $16.70 and (b) 16,000 shares which may be issued upon exercise of options outstanding assumed by the Company in connection with the acquisition Texas United Bancshares, Inc. at a weighted average exercise price of $18.81.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Performance Graph

The following Performance Graph compares the cumulative total shareholder return on the Company’s common stock for the period beginning at the close of trading on December 31, 2005 to December 31, 2010, with the cumulative total return of the S&P 500 Total Return Index and the Nasdaq Bank Index for the same period. Dividend reinvestment has been assumed. The Performance Graph assumes $100 invested on December 31, 2005 in the Company’s common stock, the S&P 500 Total Return Index and the Nasdaq Bank Index. The historical stock price performance for the Company’s common stock shown on the graph below is not necessarily indicative of future stock performance.

Comparison of 5 Year Cumulative Total Return

Prosperity Bancshares, Inc., the S&P 500 Index

And the Nasdaq Bank Index

Prosperity Bancshares, Inc.®

	Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Prosperity Bancshares, Inc.	100.00	121.60	105.03	107.61	149.92	148.10
S&P 500	100.00	115.79	122.16	76.96	97.33	111.99
NASDAQ Bank	100.00	113.82	91.16	71.52	59.87	68.34

Source: SNL Financial LC, Charlotte, VA

© 2011

www.snl.com

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data of the Company for, and as of the end of, each of the years in the five-year period ended December 31, 2010 is derived from and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K.

	As of and for the Years Ended December 31,
	2010(1)		2009	2008		2007		2006
	(Dollars in thousands, except per share data)
Income Statement Data:
Interest income	$384,537		$409,614	$347,878		$340,608		$231,739
Interest expense	66,389		102,513	120,149		140,173		93,594

Net interest income	318,148		307,101	227,729		200,435		138,145
Provision for credit losses	13,585		28,775	9,867		760		504

Net interest income after provision for credit losses	304,563		278,326	217,862		199,675		137,641
Noninterest income	53,833		60,097	52,370		52,923		33,982
Noninterest expense	166,594		169,700	143,796		126,843		77,669

Income before taxes	191,802		168,723	126,436		125,755		93,954
Provision for income taxes	64,094		56,844	41,929		41,604		32,229

Net income	$127,708		$111,879	$84,507	(2)	$84,151	(2)	$61,725

Per Share Data:
Basic earnings per share	$2.74		$2.42	$1.87	(2)	$1.96	(2)	$1.96
Diluted earnings per share	2.73		2.41	1.86	(2)	1.94	(2)	1.94
Book value per share	31.11		29.03	27.24		25.51		20.26
Cash dividends declared	0.64		0.57	0.51		0.46		0.41
Dividend payout ratio	23.37%		23.45%	27.66%		24.15%		21.10%
Weighted average shares outstanding (basic) (in thousands)	46,621		46,177	45,300		42,928		31,491
Weighted average shares outstanding (diluted) (in thousands)	46,832		46,354	45,479		43,310		31,893
Shares outstanding at end of period (in thousands)	46,684		46,541	46,080		44,188		32,793

Balance Sheet Data (at period end):
Total assets	$9,476,572		$8,850,400	$9,072,364		$6,372,343		$4,586,769
Securities	4,617,116		4,118,290	4,160,401		1,857,606		1,590,303
Loans	3,485,023		3,376,703	3,567,057		3,142,971		2,176,507
Allowance for credit losses	51,584		51,863	36,970		32,543		23,990
Total goodwill and intangibles	953,034		912,372	912,850		799,978		447,371
Other real estate owned	11,053		7,829	4,450		10,207		140
Total deposits	7,454,920		7,258,550	7,303,297		4,966,407		3,725,678
Borrowings and notes payable	374,433		98,736	325,412		116,047		73,633
Junior subordinated debentures	92,265	(3)	92,265	92,265		112,885		100,519
Total shareholders’ equity	1,452,339		1,351,245	1,255,106		1,127,431		664,411

(Table continued on next page)

	As of and for the Years Ended December 31,
	2010(1)	2009	2008		2007		2006
	(Dollars in thousands, except per share data)
Average Balance Sheet Data:
Total assets	$9,278,380	$8,851,694	$7,025,418		$6,094,064		$4,283,795
Securities	4,508,918	4,052,989	2,409,758		1,849,613		1,612,221
Loans	3,394,502	3,455,761	3,250,447		3,092,797		2,037,379
Allowance for credit losses	52,151	42,279	33,004		34,705		22,476
Total goodwill and intangibles	940,080	914,384	842,580		759,733		406,920
Total deposits	7,532,739	7,212,015	5,471,441		4,727,519		3,449,100
Junior subordinated debentures	92,265	92,265	99,998		124,613		92,271
Total shareholders’ equity	1,406,159	1,304,749	1,192,293		1,039,955		602,712

Performance Ratios:
Return on average assets	1.38%	1.26%	1.20	%(4)	1.38	%(5)	1.44%
Return on average equity	9.08	8.57	7.09	(4)	8.09	(5)	10.24
Net interest margin (tax equivalent)	4.04	4.08	3.96		4.06		3.80
Efficiency ratio(6)	44.83	46.27	46.51		46.19		45.27

Asset Quality Ratios(7):
Nonperforming assets to total loans and other real estate	0.45%	0.48%	0.40%		0.49%		0.05%
Net charge-offs to average loans	0.41	0.40	0.23		0.18		0.04
Allowance for credit losses to total loans	1.48	1.54	1.04		1.04		1.10
Allowance for credit losses to nonperforming loans(8)	1,114.6	616.6	379.7		634.7		2,530.6

Capital Ratios(7):
Leverage ratio	6.87%	6.47%	5.68%		8.09%		7.76%
Average shareholders’ equity to average total assets	15.16	14.74	16.97		17.07		14.07
Tier 1 risk-based capital ratio	13.64	12.61	10.27		13.13		13.52
Total risk-based capital ratio	14.87	13.86	11.17		14.11		14.55

(1)	The Company completed the acquisition of three branches of U.S Bank on March 29, 2010 and the acquisition of nineteen branches of First Bank on April 30, 2010.
(2)	Net income for the year ended December 31, 2008 includes a $14.0 million pre-tax, or $9.1 million after-tax, impairment charge on write-down of securities which resulted in a decrease of basic and diluted earnings per share of $0.20 for the year ended December 31, 2008. Net income for the year ended December 31, 2007 includes a $10.0 million pre-tax, or $6.5 million after-tax, impairment charge on write-down of securities, which resulted in a decrease of basic and diluted earnings per share of $0.15 for the year ended December 31, 2007.
(3)	Consists of $15.5 million of junior subordinated debentures of Prosperity Statutory Trust II due July 31, 2031, $12.9 million of junior subordinated debentures of Prosperity Statutory Trust III due September 17, 2033, $12.9 million of junior subordinated debentures of Prosperity Statutory Trust IV due December 30, 2033, $10.3 million of junior subordinated debentures of SNB Capital Trust IV due September 25, 2033 (assumed by the Company on April 1, 2006), $7.2 million of junior subordinated debentures of TXUI Statutory Trust I due September 7, 2030 (assumed by the Company on January 31, 2007), $5.2 million of junior subordinated debentures of TXUI Statutory Trust II due December 19, 2033 (assumed by the Company on January 3l, 2007), $16.0 million of junior subordinated debentures of TXUI Statutory Trust III due December 15, 2035 (assumed by the Company on January 3l, 2007) and $12.4 million of junior subordinated debentures of TXUI Statutory Trust IV due June 30, 2036 (assumed by the Company on January 3l, 2007).

(4)	Includes a $14.0 million pre-tax, or $9.1 million after-tax, impairment charge on write-down of securities, which resulted in a decrease of return on average assets of 13 basis points and a decrease of return on average equity of 76 basis points for the year ended December 31, 2008.
(5)	Includes a $10.0 million pre-tax, or $6.5 million after-tax, impairment charge on write-down of securities, which resulted in a decrease of return on average assets of 11 basis points and a decrease of return on average equity of 63 basis points for the year ended December 31, 2007.
(6)	Calculated by dividing total noninterest expense, excluding credit loss provisions and impairment write-down on securities, by net interest income plus noninterest income, excluding net gains and losses on the sale of securities and assets. Additionally, taxes are not part of this calculation.
(7)	At period end, except for net charge-offs to average loans and average shareholders’ equity to average total assets, which is for periods ended at such dates.
(8)	Nonperforming loans consist of nonaccrual loans, loans contractually past due 90 days or more, restructured loans and any other loan management deems to be nonperforming.

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

•	increases in FDIC deposit insurance assessments;

•	potential risk of environmental liability associated with lending activities;

•	the potential payment of interest on demand deposit accounts in order to effectively compete for clients;

•	acts of terrorism, an outbreak of hostilities or other international or domestic calamities, weather or other acts of God and other matters beyond the Company’s control; and

•	other risks and uncertainties listed from time to time in the Company’s reports and documents filed with the Securities and Exchange Commission.

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

For the Years Ended December 31, 2010, 2009 and 2008

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

Three principal components of the Company’s growth strategy are internal growth, stringent cost control practices and acquisitions, including strategic merger transactions and FDIC assisted transactions. The Company focuses on continual internal growth. Each banking center is operated as a separate profit center, maintaining separate data with respect to its net interest income, efficiency ratio, deposit growth, loan growth and overall profitability. Banking center presidents and managers are accountable for performance in these areas and compensated accordingly. The Company also focuses on maintaining stringent cost control practices and policies. The Company has centralized many of its critical operations, such as data processing and loan processing. Management believes that this centralized infrastructure can accommodate substantial additional growth while enabling the Company to minimize operational costs through certain economies of scale. The Company also intends to continue to seek expansion opportunities. During 2008, the Company acquired six (6) branches of Banco Popular North America in January, completed the acquisition of 1st Choice Bancorp, Inc on June 1 which added one (1) banking center and assumed $3.6 billion in deposits and acquired certain assets from the FDIC acting in its capacity as receiver for Franklin Bank in November which initially added forty-five

(45) banking centers, twelve (12) of which were closed and consolidated with nearby banking centers (the “Franklin Bank acquisition” or “Franklin transaction”). On March 29, 2010, the Company purchased three (3) retail branches of U.S. Bank. The three banking centers acquired by the Company were the Texas locations U.S. Bank acquired from the FDIC on October 30, 2009 when U.S. Bank acquired the nine (9) subsidiary banks of FBOP Corporation. On April 30, 2010, the Company purchased nineteen (19) Texas retail branches of First Bank, and subsequently consolidated four (4) of these branches into nearby existing Company banking centers.

Net income was $127.7 million, $111.9 million and $84.5 million for the years ended December 31, 2010, 2009 and 2008, respectively, and diluted earnings per share were $2.73, $2.41 and $1.86, respectively, for these same periods. The change in net income during both 2010 and 2009 was principally due to an increase in net interest income resulting from balance sheet growth from acquisitions, including the acquisition of three (3) branches of U.S. Bank and the acquisition of nineteen (19) branches of First Bank in 2010. Net income growth during 2008 resulted principally from an increase in net interest income partially offset by a $14.0 million pre-tax impairment charge on Freddie Mac and Fannie Mae government securities. The Company posted returns on average assets of 1.38%, 1.26% and 1.20% and returns on average equity of 9.08%, 8.57% and 7.09% for the years ended December 31, 2010, 2009 and 2008, respectively. The Company’s efficiency ratio was 44.83% in 2010, 46.27% in 2009 and 46.51% in 2008. The efficiency ratio is calculated by dividing total noninterest expense (excluding credit loss provisions and impairment write-down on securities) by net interest income plus noninterest income (excluding net gains and losses on the sale of securities and assets). Additionally, taxes are not part of this calculation.

The Company recognized an other-than-temporary impairment charge of $14.0 million pre-tax ($9.1 million after tax) for the year ended December 31, 2008, on Freddie Mac and on Fannie Mae government sponsored, investment grade perpetual callable preferred securities. The other-than-temporary impairment charge was recorded on perpetual preferred stock issues classified as available for sale investment securities with a total book value (prior to recognition of the impairment charges) of $24.0 million. The Company reclassified the unrealized mark-to-market loss on these investment grade securities to an other-than-temporary impairment charge because of the significant decline in the market value of these securities and because management believed it was unlikely that these securities would recover their original book value within a reasonable amount of time. Both Fannie Mae and Freddie Mac securities were investment grade at the time of purchase. Market value decreases on available for sale securities which are not other-than-temporary are recorded as an unrealized mark-to-market loss and reflected as a reduction to shareholders’ equity through other comprehensive income. Accordingly, the reclassification of the unrealized after tax loss to an other-than-temporary impairment non-cash charge did not affect shareholders’ equity or tangible shareholders’ equity.

Total assets at December 31, 2010 and 2009 were $9.477 billion and $8.850 billion, respectively. Total deposits at December 31, 2010 and 2009 were $7.455 billion and $7.259 billion, respectively. Total loans were $3.485 billion at December 31, 2010, an increase of $108.3 million or 3.2% compared with $3.377 billion at December 31, 2009. At December 31, 2010, the Company had $4.6 million in nonperforming loans and its allowance for credit losses was $51.6 million compared with $8.4 million in nonperforming loans and an allowance for credit losses of $51.9 million at December 31, 2009. Shareholders’ equity was $1.452 billion and $1.351 billion at December 31, 2010 and 2009, respectively.

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

Goodwill and Intangible Assets—Goodwill and intangible assets that have indefinite useful lives are subject to an impairment test at least annually, or more often, if events or circumstances indicate that it is more likely than not that the fair value of Prosperity Bank, the Company’s only reporting unit with assigned goodwill, is below the carrying value of its equity. Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of the Company’s reporting unit compared with its carrying value. If the carrying amount exceeds the fair value of the reporting unit, a second test is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment. Other identifiable intangible assets that are subject to amortization are amortized on an accelerated basis over the years expected to be benefited, which the Company believes is between eight and ten years. These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value to carrying value. Based on the Company’s annual goodwill impairment test as of September 30, 2010, management does not believe any of its goodwill is impaired as of December 31, 2010 because the fair value of the Company’s equity exceeded its carrying value. While the Company believes no impairment existed at December 31, 2010 under accounting standards applicable at that date, different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation and financial condition or future results of operations.

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

2010 versus 2009. Net interest income before the provision for credit losses for the year ended December 31, 2010 was $318.1 million compared with $307.1 million for the year ended December 31, 2009, an increase of $11.0 million or 3.6%. The improvement in net interest income for 2010 was principally due to a $366.3 million or 4.8% increase in average interest-earning assets to $7.952 billion at December 31, 2010 compared with $7.586 billion at December 31, 2009. The improvement in net interest income for 2010 was also partially due to the decrease in the yield on interest-earning assets being less than the decrease in rates paid on interest-bearing liabilities. The average rate paid on interest-bearing liabilities decreased 65 basis points from 1.71% for the year ended December 31, 2009 to 1.06% for the year ended December 31, 2010 and the average yield on interest-earning assets decreased 56 basis points from 5.40% at December 31, 2009 to 4.84% at December 31, 2010. At December 31, 2010, period end demand deposits represented an important component of funding and were 22.4% of total period end deposits compared with 20.6% at December 31, 2009.

Net interest margin on a tax equivalent basis, defined as net interest income divided by average interest-earning assets, for 2010 was 4.04%, a decrease of 4 basis points compared with 4.08% for 2009.

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

	Years Ended December 31,
	2010			2009			2008
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$3,394,502	$209,711	6.18%	$3,455,761	$219,320	6.35%	$3,250,447	$227,466	7.00%
Securities(1)	4,508,918	174,707	3.87	4,052,989	190,106	4.69	2,409,758	118,185	4.90
Federal funds sold and other temporary investments	48,944	119	0.24	77,328	188	0.24	163,746	2,227	1.36

Total interest-earning assets	7,952,364	384,537	4.84%	7,586,078	409,614	5.40%	5,823,951	347,878	5.97%

Less allowance for credit losses	(52,151)			(42,279)			(33,004)

Total interest-earning assets, net of allowance	7,900,213			7,543,799			5,790,947
Noninterest-earning assets	1,378,167			1,307,895			1,234,471

Total assets	$9,278,380			$8,851,694			$7,025,418

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,336,400	$8,994	0.67%	$1,082,332	$8,587	0.79%	$791,739	$7,967	1.01%
Savings and money market accounts	2,189,695	15,159	0.69	1,910,721	19,405	1.02	1,411,142	27,770	1.97
Certificates of deposit	2,438,968	37,356	1.53	2,730,263	67,842	2.48	1,997,152	71,955	3.60
Junior subordinated debentures	92,265	3,250	3.52	92,265	3,760	4.08	99,998	6,439	6.44
Securities sold under repurchase agreements	81,623	595	0.73	93,625	1,166	1.25	84,289	2,388	2.83
Other borrowings	109,260	1,035	0.95	75,747	1,753	2.31	124,619	3,630	2.91

Total interest-bearing liabilities	6,248,211	66,389	1.06%	5,984,953	102,513	1.71%	4,508,939	120,149	2.66%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	1,567,676			1,488,699			1,271,408
Other liabilities	56,334			73,293			52,778

Total liabilities	7,872,221			7,546,945			5,833,125

Shareholders’ equity	1,406,159			1,304,749			1,192,293

Total liabilities and shareholders’ equity	$9,278,380			$8,851,694			$7,025,418

Net interest rate spread			3.78%			3.69%			3.31%
Net interest income and margin(2)		$318,148	4.00%		$307,101	4.05%		$227,729	3.91%

Net interest income and margin (tax-equivalent basis)(3)		$321,049	4.04%		$309,866	4.08%		$230,592	3.96%

(1)	Yield is based on amortized cost and does not include any component of unrealized gains or losses.
(2)	The net interest margin is equal to net interest income divided by average interest-earning assets.
(3)	In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35% for the years ended December 31, 2010, 2009 and 2008 and other applicable effective tax rates.

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

	Years Ended December 31,
	2010 vs. 2009			2009 vs. 2008
	Increase (Decrease) Due to Change in		Total	Increase (Decrease) Due to Change in		Total
	Volume	Rate		Volume	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$(3,888)	$(5,721)	$(9,609)	$14,368	$(22,514)	$(8,146)
Securities	21,385	(36,784)	(15,399)	80,591	(8,670)	71,921
Federal funds sold and other temporary investments	(69)	—	(69)	(1,175)	(864)	(2,039)

Total increase (decrease) in interest income	17,428	(42,505)	(25,077)	93,784	(32,048)	61,736

Interest-bearing liabilities:
Interest-bearing demand deposits	2,016	(1,609)	407	2,924	(2,304)	620
Savings and money market accounts	2,833	(7,079)	(4,246)	9,831	(18,196)	(8,365)
Certificates of deposit	(7,238)	(23,248)	(30,486)	26,413	(30,526)	(4,113)
Junior subordinated debentures	—	(510)	(510)	(498)	(2,181)	(2,679)
Securities sold under repurchase agreements	(149)	(422)	(571)	264	(1,486)	(1,222)
Other borrowings	776	(1,494)	(718)	(1,424)	(453)	(1,877)

Total (decrease) increase in interest expense	(1,762)	(34,362)	(36,124)	37,510	(55,146)	(17,636)

Increase (decrease) in net interest income	$19,190	$(8,143)	$11,047	$56,274	$23,098	$79,372

Provision for Credit Losses

The Company’s provision for credit losses is established through charges to income in the form of the provision in order to bring the Company’s allowance for credit losses to a level deemed appropriate by management based on the factors discussed under “Financial Condition—Allowance for Credit Losses.” The allowance for credit losses at December 31, 2010 was $51.6 million, representing 1.48% of outstanding loans as of such date. The provision for credit losses for the year ended December 31, 2010 was $13.6 million compared with $28.8 million for the year ended December 31, 2009. Net charge-offs for each of the years ended December 31, 2010 and 2009 were $13.9 million. The provision for credit losses for the year ended December 31, 2009 was $28.8 million compared with $9.9 million for the year ended December 31, 2008. Net charge-offs for the year ended December 31, 2008 were $7.6 million.

Noninterest Income

The Company’s primary sources of recurring noninterest income are NSF fees, debit and ATM card income and service charges on deposit accounts. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method. For the year ended December 31, 2010, noninterest income totaled $53.8 million, a decrease of $6.3 million or 10.4% compared with $60.1 million in 2009. The decrease was primarily due to an increase in net losses on sale of other real estate. Noninterest income for 2009 was $60.1 million, an increase of $7.7 million or 14.8% compared with $52.4 million in 2008.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Years Ended December 31,
	2010		2009		2008
	(Dollars in thousands)
Non-sufficient Funds (NSF) fees	$27,580		$31,094		$26,233
Debit card and ATM card income	12,581		10,795		8,771
Service charges on deposit accounts.	10,089		9,853		10,781
Banking related service fees	2,166		2,009		1,963
Brokered mortgage income	205		305		330
Trust and investment income	624		585		393
Income from leased assets	294		318		1,079
Bank Owned Life Insurance income (BOLI)	1,658		1,344		2,011
(Losses) gains on sales of assets (net)	(3,860	)(1)	839	(2)	(1,486	)(3)
Gain on held for sale loans	—		—		229
Other noninterest income	2,496		2,955		2,066

Total noninterest income.	$53,833		$60,097		$52,370

(1)	Includes net losses on the sale of various other real estate properties of $4.3 million and gains on the sale of real estate.
(2)	Includes net gains on the sale of various other real estate properties of $417,000 and gains on the sale of real estate.
(3)	Includes net losses on the sale of various other real estate properties of $2.3 million and gains on the sale of real estate.

Noninterest Expense

For the year ended December 31, 2010, noninterest expense totaled $166.6 million, a decrease of $3.1 million or 1.8% compared with $169.7 million for the same period in 2009. This decrease was principally due to reductions in FDIC assessments and a decrease in core deposit intangibles amortization. For the year ended December 31, 2009, noninterest expense totaled $169.7 million, an increase of $25.9 million or 18.0% compared with $143.8 million for the same period in 2008. This increase was principally due to increases in salaries and employee benefits, net occupancy and increases in FDIC assessments, partially offset by a $14.0 million impairment write-down on Fannie Mae and Freddie Mac preferred stock in 2008 discussed further under “—Securities”. These items and other changes in the various components of noninterest expense are discussed in more detail below.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Salaries and employee benefits	$86,980	$84,395	$70,818
Non-staff expenses:
Net occupancy	15,153	14,910	12,470
Depreciation	8,313	8,226	7,666
Data processing	6,222	6,449	5,580
Regulatory assessments and FDIC insurance	11,039	13,662	1,843
Ad valorem and franchise taxes	3,947	3,561	2,884
Core deposit intangibles amortization	9,016	10,076	9,797
Communications(1)	7,781	8,466	6,582
Impairment write-down on securities	—	—	14,025
Other real estate	3,483	3,205	417
Other	14,660	16,750	11,714

Total noninterest expense(2)	$166,594	$169,700	$143,796

(1)	Communications expense includes telephone, data circuits, postage and courier expenses.
(2)	Total noninterest expense includes $3.0 million, $1.5 million and $1.5 million in 2010, 2009 and 2008, respectively, in stock-based compensation expense.

Salaries and Employee Benefits. Salaries and employee benefits increased $2.6 million to $87.0 million at December 31, 2010 compared with $84.4 million at December 31, 2009 primarily due to the U.S. Bank and First Bank acquisitions. The number of associates employed by the Company increased from 1,594 at December 31, 2009 to 1,708 at December 31, 2010. Salaries and employee benefits increased $13.6 million to $84.4 million at December 31, 2009 compared with $70.8 million at December 31, 2008 primarily due to the full year effect of the staff added with the Franklin Bank acquisition in November 2008. The number of associates employed by the Company increased from 1,359 at December 31, 2007 to 1,594 at December 31, 2009. Total noninterest expense for the year ended December 31, 2010 includes $3.0 million in stock-based compensation expense compared with $1.5 million recorded for each of the years ended December 31, 2009 and 2008.

Net Occupancy and Depreciation Expenses. Net occupancy expense increased $247,000 or 1.7% to $15.2 million for the year ended December 31, 2010 compared with $14.9 million for the year ended December 31, 2009. The increase was primarily attributable to the additional banking centers acquired in 2010. Depreciation expense increased $87,000 to $8.3 million for the year ended December 31, 2010 compared with $8.2 million for the same period in 2009. Net occupancy expense increased $2.4 million or 19.6% to $14.9 million for the year ended December 31, 2009 compared with $12.5 million for the year ended December 31, 2008. The increase was primarily attributable to the additional banking centers acquired in 2008. Depreciation expense increased $560,000 to $8.2 million for the year ended December 31, 2009 compared with $7.7 million for the same period in 2008.

Regulatory Assessments and FDIC Insurance. Regulatory assessments and FDIC insurance assessments were $11.0 million for the year ended December 31, 2010 compared with $13.7 million and $1.8 million for the years ended December 31, 2009 and 2008. This was a decrease of $2.6 million or 19.2% in 2010. Regulatory assessments and FDIC insurance assessments increased $11.8 million or 641.3% from $1.8 million for the year ended December 31, 2008 to $13.7 million for the year ended December 31, 2009. The $11.8 million or 641.3% increase in 2009 was primarily due to higher FDIC assessment rates and an increase in the amount of the Company’s deposits in connection with its 2008 acquisitions and a one-time special assessment of $4.2 million in the second quarter of 2009. On February 7, 2011, the FDIC approved a final rule that amends its existing DIF restoration plan and implements certain provisions of the Dodd-Frank Act. Effective April 1, 2011 the assessment base will be determined using average consolidated total assets minus average tangible equity rather than the current assessment base of adjusted domestic deposits and the assessments rates will be lowered to account for the larger assessment base. Under these final regulations, the FDIC’s board has the flexibility to adopt actual rates that are higher or lower than the total base assessment rates adopted on February 7, 2011 without notice and comment. An increase in the assessment rates could increase the Company’s regulatory assessments and FDIC insurance expenses. Additional information is discussed under the section captioned “Supervision and Regulation—The Bank—Deposit Insurance Assessments” in Part I, Item 1 of this Annual Report on Form 10-K.

Core Deposit Intangibles Amortization. Core deposit intangibles (“CDI”) amortization decreased $1.1 million or 10.5% from $10.1 million for the year ended December 31, 2009 to $9.0 million for the year ended December 31, 2010. The decrease was primarily attributed to certain CDI that fully amortized in 2010. CDI amortization increased $279,000 or 2.8% from $9.8 million for the year December 31, 2008 to $10.1 million for the year ended December 31, 2009. The increase was primarily due to the 1st Choice, Banco Popular and Franklin Bank acquisitions. Core deposit intangibles are being amortized on an accelerated basis over an estimated life of eight to ten years.

Communications Expense. Communications expense includes telephone, data circuits, postage and courier expenses. Communications expense decreased $685,000 or 8.1% from $8.5 million for the year ended December 31, 2009 to $7.8 million for the year ended December 31, 2010. The decrease is primarily due to the full year effect of the integration of the Franklin acquisition. Franklin was fully converted to the Company’s operational systems in March 2009. Communications expense increased $1.9 million or 28.6% from $6.6 million for the year ended December 31, 2008 to $8.5 million for the year ended December 31, 2009.

Efficiency Ratio. The efficiency ratio is a supplemental financial measure utilized in management’s internal evaluation of the Company and is not defined under generally accepted accounting principles. The efficiency ratio is calculated by dividing total noninterest expense, excluding credit loss provisions and impairment write-down on available for sale securities, by net interest income plus noninterest income, excluding net gains and losses on the sale of securities and on the sale of assets. Taxes are not part of this calculation. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources. The Company’s efficiency ratio was 44.83% for the year ended December 31, 2010, compared with 46.27% for the year ended December 31, 2009. The Company’s efficiency ratio was 46.51% for the year ended December 31, 2008.

Income Taxes

The amount of federal income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income, the amount of nondeductible interest expense and the amount of other nondeductible expenses. For the year ended December 31, 2010, income tax expense was $64.1 million compared with $56.8 million for the year ended December 31, 2009 and $41.9 million for the year ended December 31, 2008. The increases were primarily attributable to higher pretax net earnings which resulted primarily from an increase in net interest income for the year ended December 31, 2010 compared with the same period in 2009 and 2008. The effective tax rate for the years ended December 31, 2010, 2009 and 2008 was 33.4%, 33.7% and 33.2%, respectively. The effective income tax rates differed from the U.S. statutory rate of 35% during the comparable periods primarily due to the effect of tax-exempt income from loans and securities.

Impact of Inflation

The Company’s consolidated financial statements and related notes included in this Annual Report on Form 10-K have been prepared in accordance with generally accepted accounting principles. These require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative value of money over time due to inflation or recession.

Unlike many industrial companies, substantially all of the Company’s assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on the Company’s performance than the effects of general levels of inflation. Interest rates may not necessarily move in the same direction or in the same magnitude as the prices of goods and services. However, other operating expenses do reflect general levels of inflation.

Financial Condition

Loan Portfolio

At December 31, 2010, total loans were $3.485 billion, an increase of $108.3 million or 3.2% compared with $3.377 billion at December 31, 2009. The increase was primarily attributable to U.S. Bank and First Bank acquisitions which added $28.4 million and $54.0 million in loans at December 31, 2010, respectively. At December 31, 2010, total loans were 46.7% of deposits and 36.8% of total assets. At December 31, 2009, total loans were $3.377 billion, a decrease of $190.4 million or 5.3% compared with $3.567 billion at December 31, 2008. The decrease was primarily attributable to a reduction in construction and land development loans and commercial and industrial loans due to decreased demand as a result of a general weakening of the economy. At December 31, 2009, total loans were 46.5% of deposits and 38.2% of total assets.

The following table summarizes the Company’s loan portfolio by type of loan as of the dates indicated:

	December 31,
	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$409,426	11.7%	$392,975	11.6%	$482,476	13.5%	$436,338	13.9%	$280,957	12.9%
Real estate:
Construction and land development	502,327	14.4	557,245	16.5	666,081	18.7	683,171	21.7	433,178	19.9
1-4 family residential	824,057	23.7	709,101	21.0	668,097	18.7	526,338	16.7	376,996	17.3
Home equity	118,781	3.4	117,661	3.5	107,048	3.0	93,877	3.0	63,427	2.9
Commercial mortgage(1)	1,288,023	37.0	1,261,267	37.4	1,268,340	35.6	1,075,285	34.3	803,145	36.9
Farmland	98,871	2.8	93,288	2.8	96,970	2.7	63,873	2.0	30,925	1.4
Multifamily residential	82,626	2.4	77,952	2.3	75,063	2.1	73,424	2.3	77,980	3.6
Agriculture	41,881	1.2	42,241	1.3	48,679	1.3	50,146	1.6	26,504	1.2
Consumer (net of unearned discount)	87,977	2.5	102,436	3.0	137,639	3.9	123,213	3.9	66,675	3.1
Other	31,054	0.9	22,537	0.6	16,664	0.5	17,306	0.6	16,720	0.8

Total loans(2)	$3,485,023	100.0%	$3,376,703	100.0%	$3,567,057	100.0%	$3,142,971	100.0%	$2,176,507	100.0%

(1)	Commercial mortgage loans include approximately $641.8 million and $613.6 million of owner-occupied loans for the years ended December 31, 2010 and 2009, respectively.
(2)	Includes loans held for sale for in 2008, 2007 and 2006.

The Company’s commercial and industrial loans increased from $393.0 million at December 31, 2009 to $409.4 million at December 31, 2010, an increase of $16.5 million or 4.2%. The Company’s commercial mortgages increased from $1.261 billion at December 31, 2009 to $1.288 billion at December 31, 2010, an increase of $26.8 million or 2.1%. The Company offers a variety of commercial lending products including term loans and lines of credit. The Company offers a broad range of short to medium-term commercial loans, primarily collateralized, to businesses for working capital (including inventory and receivables), business expansion (including acquisitions of real estate and improvements) and the purchase of equipment and machinery. Historically, the Company has originated loans for its own account and has not securitized its loans. The purpose of a particular loan generally determines its structure. All loans in the 1-4 family residential category were originated by the Company.

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

Commercial Mortgages. The Company makes commercial mortgage loans collateralized by owner-occupied and non-owner-occupied real estate to finance the purchase of real estate. The Company’s commercial mortgage loans are collateralized by first liens on real estate, typically have variable interest rates (or five year or less fixed rates) and amortize over a 15 to 20 year period. Payments on loans secured by such properties are often dependent on the successful operation or management of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than other types of loans. The Company seeks to minimize these risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition in connection with underwriting these loans. The underwriting analysis also includes credit verification, analysis of global cash flow, appraisals and a review of the financial condition of the borrower.

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

The contractual maturity ranges of the 1-4 family residential, home equity, commercial and industrial, commercial mortgage, construction and land development and agriculture portfolios and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of December 31, 2010 are summarized in the following table:

	December 31, 2010
	One Year or Less	After One Through Five Years	After Five Years	Total
	(Dollars in thousands)
1-4 family residential and home equity	$18,634	$56,529	$867,675	$942,838
Commercial and industrial	163,965	162,369	83,092	409,426
Commercial mortgages	47,645	129,418	1,110,960	1,288,023
Construction and land development	121,088	62,948	318,291	502,327
Agriculture	27,572	14,023	286	41,881

Total	$378,904	$425,287	$2,380,304	$3,184,495

Loans with a predetermined interest rate.	$132,036	$250,157	$895,829	$1,278,022
Loans with a floating interest rate.	246,868	175,130	1,484,475	1,906,473

Total	$378,904	$425,287	$2,380,304	$3,184,495

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

As part of the on-going monitoring of the Company’s loan portfolio and the methodology for calculating the allowance for credit losses, management grades each loan from 1 to 7. Depending on the grade, loans in the same grade are aggregated and a loss factor is applied to the total loans in the group to determine the allowance for credit losses. For loans in risk grades 5 to 7, a specific reserve is taken with respect to each loan.

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

The Company’s conservative lending approach has resulted in sound asset quality. The Company had $15.8 million in nonperforming assets at December 31, 2010 compared with $16.4 million at December 31, 2009 and

$14.4 million at December 31, 2008. The nonperforming assets at December 31, 2010 consisted of one hundred twenty-one (121) separate credits or ORE properties. If interest on nonaccrual loans had been accrued under the original loan terms, approximately $701,000, $434,000 and $121,000 would have been recorded as income for the years ended December 31, 2010, 2009 and 2008, respectively.

The following table presents information regarding past due loans and nonperforming assets at the dates indicated:

	December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Nonaccrual loans	$4,439	$6,079	$2,142	$1,035	$181
Accruing loans 90 or more days past due	189	2,332	7,594	4,092	767

Total nonperforming loans	4,628	8,411	9,736	5,127	948
Repossessed assets	161	116	182	56	32
Other real estate	11,053	7,829	4,450	10,207	140

Total nonperforming assets	$15,842	$16,356	$14,368	$15,390	$1,120

Nonperforming assets to total loans and other real estate	0.45%	0.48%	0.40%	0.49%	0.05%
Nonperforming assets to average earning assets	0.20%	0.22%	0.25%	0.31%	0.03%

Allowance for Credit Losses

The following table presents, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Average loans outstanding	$3,394,502	$3,455,761	$3,250,447	$3,092,797	$2,037,379

Gross loans outstanding at end of period	$3,485,023	$3,376,703	$3,567,057	$3,142,971	$2,176,507

Allowance for credit losses at beginning of period	$51,863	$36,970	$32,543	$23,990	$17,203
Balance acquired with acquisitions	—	—	2,182	13,386	7,054
Provision for credit losses	13,585	28,775	9,867	760	504
Charge-offs:
Commercial and industrial	(2,863)	(3,816)	(2,799)	(1,045)	(353)
Real estate and agriculture	(10,549)	(8,585)	(3,650)	(4,143)	(128)
Consumer	(2,071)	(2,998)	(2,733)	(2,974)	(696)
Recoveries:
Commercial and industrial	346	275	308	1,175	95
Real estate and agriculture	444	236	220	208	59
Consumer	829	1,006	1,032	1,186	252

Net charge-offs	(13,864)	(13,882)	(7,622)	(5,593)	(771)

Allowance for credit losses at end of period	$51,584	$51,863	$36,970	$32,543	$23,990

Ratio of allowance to end of period loans	1.48%	1.54%	1.04%	1.04%	1.10%
Ratio of net charge-offs to average loans	0.41	0.40	0.23	0.18	0.04
Ratio of allowance to end of period nonperforming loans	1,114.6	616.6	379.7	634.7	2,530.6

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

In setting the specific valuation allowance, the Company follows a loan review program to evaluate the credit risk in the loan portfolio and assigns risk grades to each loan. Through this loan review process, the Company maintains an internal list of impaired loans which, along with the delinquency list of loans, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for credit losses. All loans that have been identified as impaired are reviewed on a quarterly basis in order to determine whether a specific reserve is required. For each impaired loan, the Company allocates a specific loan loss reserve primarily based on the value of the collateral securing the impaired loan in accordance with ASC Topic 310. The specific reserves are determined on an individual loan basis. Loans for which specific reserves are provided are excluded from the general valuation allowance described below.

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

•

for construction and land development loans, the perceived feasibility of the project including the ability to sell developed lots or improvements constructed for resale or the ability to lease property constructed for lease, the quality and nature of contracts for presale or prelease, if any, experience and ability of the developer and loan to value ratio;

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

At December 31, 2010, the allowance for credit losses totaled $51.6 million, or 1.48% of total loans. At December 31, 2009, the allowance aggregated $51.9 million or 1.54% of total loans and at December 31, 2008, the allowance was $37.0 million or 1.04% of total loans.

The following tables show the allocation of the allowance for credit losses among various categories of loans and certain other information as of the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any loan category.

	December 31,
	2010		2009
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars in thousands)
Balance of allowance for credit losses applicable to:
Commercial and industrial	$3,891	11.7%	$5,107	11.6%
Real estate	46,446	83.7	44,799	83.4
Agriculture	92	1.2	221	1.3
Consumer and other	1,155	3.4	1,736	3.7
Unallocated	—	—	—	—

Total allowance for credit losses	$51,584	100.0%	$51,863	100.0%

	December 31,
	2008		2007		2006(1)
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars in thousands)
Balance of allowance for credit losses applicable to:
Commercial and industrial	$6,159	13.5%	$4,790	13.9%	$3,660	12.9%
Real estate	27,953	80.8	22,505	80.0	18,140	82.0
Agriculture	313	1.3	506	1.6	131	1.2
Consumer and other	2,545	4.4	2,153	4.5	732	3.9
Unallocated	—	—	2,589	—	1,327	—

Total allowance for credit losses	$36,970	100.0%	$32,543	100.0%	$23,990	100.0%

(1)	In 2006, the Company revised its allowance methodology to provide for more specific allocation of its reserves. The revised methodology did not have a material impact on the Company’s determination of the overall allowance for credit losses.

The Company believes that the allowance for credit losses at December 31, 2010 is adequate to cover estimated losses in the loan portfolio as of such date. There can be no assurance, however, that the Company will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at December 31, 2010.

Securities

The Company uses its securities portfolio as a source of income, as a source of liquidity for cash requirements and to manage interest rate risk. At December 31, 2010, the carrying amount of investment securities totaled $4.617 billion, an increase of $498.8 million or 12.1% compared with $4.118 billion at December 31, 2009. The increase in securities was primarily due to the purchase of new securities with the funds acquired in the First Bank and U.S. Bank acquisitions. At December 31, 2010, securities represented 48.7% of total assets compared with 46.5% of total assets at December 31, 2009.

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

The following table summarizes the amortized cost of securities as of the dates shown (available-for-sale securities are not adjusted for unrealized gains or losses):

	December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$10,996	$41,715	$151,147	$229,119	$402,328
70% non-taxable preferred stock	—	—	—	14,025	24,000
States and political subdivisions	76,031	82,174	84,569	87,517	44,378
Corporate debt securities	2,984	3,227	3,221	3,215	6,218
Collateralized mortgage obligations	444,827	296,923	179,389	223,952	276,629
Mortgage-backed securities	4,032,084	3,640,208	3,711,629	1,282,338	829,195
Qualified Zone Academy Bond (QZAB) and Qualified School Construction Bonds (QSCB)	20,900	20,900	8,000	8,000	8,000
Other	7,288	7,288	7,288	7,260	4,093

Total	$4,595,110	$4,092,435	$4,145,243	$1,855,426	$1,594,841

The following table summarizes the contractual maturity of securities and their weighted average yields as of December 31, 2010. The contractual maturity of a mortgage-backed security is the date at which the last underlying mortgage matures. Available-for-sale securities are shown at fair value and held-to-maturity securities are shown at amortized cost. Other securities are included in the corporate debt securities category. For purposes of the table below, tax-exempt states and political subdivisions are calculated on a tax equivalent basis. The QZAB and QSCB bonds are not calculated on a tax equivalent basis and the bonds generate tax credits as follows: QZAB at 7.18% and the QSCB’s at 6.11% and 5.95%. The tax credits are shown as a reduction to federal income tax expense.

	December 31, 2010
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$2,344	5.06%	$8,652	5.13%	$—	—	$—	—	$10,996	5.12%
States and political subdivisions.	1,155	6.39	7,121	6.37	31,161	6.15	37,471	6.24	76,908	6.22
Corporate debt securities and other	7,549	3.84	3,176	7.65	—	—	—	—	10,725	4.97
Collateralized mortgage obligations.	298	4.45	9,419	4.96	89,112	3.64	345,973	3.07	444,802	3.22
Mortgage-backed securities	1,901	4.14	120,349	4.27	2,033,124	3.84	1,897,085	4.05	4,052,459	3.95
Qualified Zone Academy Bond (QZAB) and Qualified School Construction Bonds (QSCB)	8,326	2.00	—	—	—	—	12,900	1.58	21,226	1.74

Total	$21,573	3.43%	$148,717	4.54%	$2,153,397	3.86%	$2,293,429	3.93%	$4,617,116	3.91%

The contractual maturity of mortgage-backed securities and collateralized mortgage obligations is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities monthly pay downs cause the average lives of the securities to be much different than their stated lives. The weighted average life of the Company’s complete portfolio is 3.4 years with an effective duration of 3.1 years at December 31, 2010.

At December 31, 2010 and 2009, the Company did not own securities of any one issuer (other than the U.S. government and its agencies) for which aggregate adjusted cost exceeded 10% of the consolidated shareholders’ equity at such respective dates.

The average yield of the securities portfolio was 3.87% in 2010 compared with 4.69% in 2009 and 4.90% in 2008. The 82 basis point decrease in 2010 was primarily due to the Company reinvesting funds at lower rates in 2010 compared to 2009. The overall growth in the average securities portfolio over the comparable periods was primarily funded by deposit growth.

The following table summarizes the carrying value by classification of securities as of the dates shown:

	December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Available-for-sale	$428,553	$599,503	$817,244	$260,444	$434,331
Held-to-maturity	4,188,563	3,518,787	3,343,157	1,597,162	1,155,972

Total	$4,617,116	$4,118,290	$4,160,401	$1,857,606	$1,590,303

The following tables present the amortized cost and fair value of securities classified as available-for-sale at December 31, 2010, 2009 and 2008:

	December 31, 2010				December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)				(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$—	$—	$—	$—	$1,014	$26	$—	$1,040
States and political subdivisions	39,637	1,155	(278)	40,514	49,280	1,398	(356)	50,322
Collateralized mortgage obligations	967	—	(24)	943	1,169	—	(31)	1,138
Mortgage-backed securities	349,170	20,466	(91)	369,545	505,170	24,306	(106)	529,370
Qualified Zone Academy Bond (QZAB)	8,000	326	—	8,326	8,000	582	—	8,582
Other	8,772	453	—	9,225	9,015	36	—	9,051

Total	$406,546	$22,400	$(393)	$428,553	$573,648	$26,348	$(493)	$599,503

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$91,103	$28	$—	$91,131
70% non-taxable preferred stock	—	—	—	—
States and political subdivisions	50,008	763	(1,846	48,925
Collateralized mortgage obligations	1,437	—	(58)	1,379
Mortgage-backed securities	642,529	16,914	(744)	658,699
Qualified Zone Academy Bond (QZAB)	8,000	—	—	8,000
Other	9,009	101	—	9,110

Total	$802,086	$17,806	$(2,648)	$817,244

The following tables present the amortized cost and fair value of securities classified as held-to-maturity at December 31, 2010, 2009 and 2008:

	December 31, 2010				December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)				(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies.	$10,996	$789	$—	$11,785	$40,701	$1,621	$—	$42,322
States and political subdivisions	36,394	639	(1,155)	35,878	32,895	809	(1,050)	32,654
Corporate debt securities	1,500	176	—	1,676	1,500	10	—	1,510
Collateralized mortgage obligations	443,859	7,272	(429)	450,702	295,754	3,652	(1,156)	298,250
Mortgage-backed securities	3,682,914	118,886	(4,259)	3,797,541	3,135,037	111,045	(22)	3,246,060
Qualified School Construction Bonds (QSCB)	12,900	325	—	13,225	12,900	57	—	12,957

Total	$4,188,563	$128,087	$(5,843)	$4,310,807	$3,518,787	$117,194	$(2,228)	$3,633,753

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$60,044	$2,328	$—	$62,372
States and political subdivisions	34,561	201	(3,152)	31,610
Corporate debt securities	1,500	63	—	1,563
Collateralized mortgage obligations	177,952	2,222	(1,012)	179,162
Mortgage-backed securities	3,069,100	65,236	(62)	3,134,274

Total	$3,343,157	$70,050	$(4,226)	$3,408,981

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities classified as available for sale or held-to-maturity are generally evaluated for OTTI under ASC Topic 320, “Investments—Debt and Equity Securities.” Certain purchased beneficial interests, including non-agency mortgage-backed securities, asset-backed securities, and collateralized debt obligations, that had credit ratings at the time of purchase of below AA are evaluated using the model outlined in ASC Topic 325, “Investments-Other.” The Company currently does not own any securities that are accounted for under ASC Topic 325.

In determining OTTI under ASC Topic 320, management considers many factors, including: (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, (iii) whether the market decline was affected by macroeconomic conditions and (iv) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time. If applicable, the second segment of the portfolio uses the OTTI guidance provided by ASC Topic 325 that is specific to purchased beneficial interests that, on the purchase date, were rated below AA. Under the ASC Topic 325 model, an impairment is considered other than temporary if, based on the Company’s best estimate of cash flows that a market participant would use in determining the current fair value of the beneficial interest, there has been an adverse change in those estimated cash flows.

When OTTI occurs under either model, the amount of the other-than-temporary impairment recognized in earnings depends on whether an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss. If an entity intends to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors shall be recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings shall become the new amortized cost basis of the investment.

Management does not intend to sell any debt securities or more likely than not will not be required to sell any debt securities before their anticipated recovery, at which time the Company will receive full value for the securities. Furthermore, as of December 31, 2010, management does not have the intent to sell any of the securities classified as available for sale and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2010, management believes any impairment in the Company’s securities are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

During 2008, as part of its regular quarterly review for impairment of marketable securities, the Company recognized an OTTI charge on Fannie Mae and Freddie Mac government sponsored, investment grade perpetual callable preferred securities of $14.0 million pre-tax during the year ended December 31, 2008 and $10.0 million pre-tax during the year ended December 31, 2007. The Company recorded no other-than-temporary impairment charges in 2009 or 2010. The other-than-temporary impairment charges were recorded on perpetual preferred stock issues classified as available-for-sale investment securities with a total book value of $24.0 million prior to recognition of the initial 2007 impairment charge and no book value after the 2008 impairment charge. The Company reclassified the unrealized mark-to-market loss on these investment grade securities to an OTTI charge because of the significant decline in the market value of these securities and because management believed it was unlikely that these securities would recover their original book value within a reasonable amount of time. The Fannie Mae and Freddie Mac securities were investment grade at the time of purchase.

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

Unlike U.S. Treasury and U.S. government agency securities, which have a lump sum payment at maturity, mortgage-backed securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. Mortgage-backed securities which are purchased at a premium will generally suffer decreasing net yields as interest rates drop because home owners tend to refinance their mortgages. Thus, the premium paid must be amortized over a shorter period. Therefore, these securities purchased at a discount will obtain higher net yields in a decreasing interest rate environment. As interest rates rise, the opposite will generally be true. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and consequently, the average life of this security will be lengthened. If interest rates begin to fall, prepayments will increase, thereby shortening the estimated life of this security. At December 31, 2010, 46.8% of the mortgage-backed securities held by the Company had contractual final maturities of more than ten years with a weighted average life of 3.7 years.

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

Total deposits at December 31, 2010 were $7.45 billion, an increase of $196.4 million or 2.7% compared with $7.26 billion at December 31, 2009. The increase is primarily attributed to the deposits assumed in the U.S. Bank and First Bank acquisitions. At December 31, 2010, deposits assumed from these two acquisitions totaled $638.5 million. Total deposits at December 31, 2009 were $7.26 billion, a decrease of $44.7 million or 0.6% compared with $7.30 billion at December 31, 2008. Noninterest-bearing deposits at December 31, 2010 were $1.67 billion compared with $1.49 billion at December 31, 2009, an increase of $180.6 million or 12.1%. Noninterest-bearing deposits were $1.49 billion at December 31, 2009, a decrease of $30.4 million or 2.0% compared with $1.52 billion at December 31, 2008. Interest-bearing deposits at December 31, 2010 of $5.78 billion represented a $15.8 million increase compared with $5.77 billion at December 31, 2009. Interest-bearing deposits at December 31, 2009 were $5.77 billion, down $14.4 million or 0.2% compared with $5.78 billion at December 31, 2008. Total deposits at December 31, 2008 were $7.30 billion. There were no major concentrations of deposits at December 31, 2010, 2009 or 2008.

The daily average balances and weighted average rates paid on deposits for each of the years ended December 31, 2010, 2009 and 2008 are presented below:

	Years Ended December 31,
	2010		2009		2008
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Interest-bearing checking	$1,336,400	0.67%	$1,082,332	0.79%	$791,739	1.01%
Regular savings	377,456	0.46	320,530	0.56	253,090	0.74
Money market savings	1,812,239	0.74	1,590,191	1.11	1,158,052	2.24
Time deposits	2,438,968	1.53	2,730,263	2.48	1,997,152	3.60

Total interest-bearing deposits	5,965,063	1.03	5,723,316	1.67	4,200,033	2.56
Noninterest-bearing deposits	1,567,676	—	1,488,699	—	1,271,408	—

Total deposits	$7,532,739	0.82%	$7,212,015	1.33%	$5,471,441	1.97%

The Company’s ratio of average noninterest-bearing deposits to average total deposits for the years ended December 31, 2010, 2009, and 2008 was 20.8%, 20.6%, and 23.2%, respectively.

The following table sets forth the amount of the Company’s certificates of deposit that are $100,000 or greater by time remaining until maturity:

December 31, 2010
(Dollars in thousands)
Three months or less	$270,608
Over three through six months.	298,953
Over six through 12 months	346,077
Over 12 months	162,562

Total	$1,078,200

Other Borrowings

The Company utilizes borrowings to supplement deposits to fund its lending and investment activities. Borrowings consist of funds from the Federal Home Loan Bank (“FHLB”) and correspondent banks. FHLB advances are considered short-term, overnight borrowings and used to control liquidity as needed. At December 31, 2010, the Company had $374.4 million in FHLB borrowings, of which $14.4 million consisted of long-term FHLB notes payable and $360.0 million consisted of short-term overnight borrowings compared with $26.1 million in FHLB borrowings at December 31, 2009, all of which consisted of long-term FHLB notes payable. FHLB advances are available to the Company under a security and pledge agreement. At December 31, 2010, the Company had total funds of $3.28 billion available under this agreement of which $374.4 million was outstanding. The weighted average interest rate paid on the FHLB notes payable at December 31, 2010 was 5.3%. The maturity dates on the FHLB notes payable range from the years 2011 to 2028 and have interest rates ranging from 3.55% to 6.10%. The highest outstanding balance of FHLB advances during 2010 was $465.0 million compared with $231.0 million during 2009. The average rate paid on FHLB advances for the year ended December 31, 2010 was 0.16%.

At December 31, 2010, the Company had $60.7 million in overnight securities sold under repurchase agreements compared with $72.6 million at December 31, 2009, a decrease of $11.9 million or 16.4% with average rates paid of 0.73% and 1.25%, respectively.

The following table presents the Company’s borrowings at December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009
	(Dollars in thousands)
FHLB advances	$360,000	$—
FHLB long-term notes payable	14,433	26,140

Total other borrowings	374,433	26,140
Securities sold under repurchase agreements	60,659	72,596

Total	$435,092	$98,736

At December 31, 2010 and 2009, the Company had outstanding $92.3 million in junior subordinated debentures issued to the Company’s unconsolidated subsidiary trusts.

A summary of pertinent information related to the Company’s eight issues of junior subordinated debentures outstanding at December 31, 2010 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate(1)	Junior Subordinated Debt Owed to Trusts	Maturity Date(2)
Prosperity Statutory Trust II	July 31, 2001	$15,000,000	3 month LIBOR + 3.58%, not to exceed 12.50%	$15,464,000	July 31, 2031

Prosperity Statutory Trust III	Aug. 15, 2003	12,500,000	3 month LIBOR + 3.00%(3)	12,887,000	Sept. 17, 2033

Prosperity Statutory Trust IV	Dec. 30, 2003	12,500,000	3 month LIBOR + 2.85%(4)	12,887,000	Dec. 30, 2033

SNB Capital Trust IV(5)	Sept. 25, 2003	10,000,000	3 month LIBOR + 3.00%	10,310,000	Sept. 25, 2033

TXUI Statutory Trust I(6)	Sept. 07, 2000	7,000,000	10.60%	7,210,000	Sept. 07, 2030

TXUI Statutory Trust II(6)	Dec. 19, 2003	5,000,000	3 month LIBOR + 2.85%(7)	5,155,000	Dec. 19, 2033

TXUI Statutory Trust III(6)	Nov. 30, 2005	15,500,000	3 month LIBOR + 1.39%	15,980,000	Dec. 15, 2035

TXUI Statutory Trust IV(6)	Mar. 31, 2006	12,000,000	3 month LIBOR + 1.39%	12,372,000	June 30, 2036

				$92,265,000

(1)	The 3-month LIBOR in effect as of December 31, 2010 was 0.30281%.
(2)	All debentures are callable five years from issuance date except for TXUI Statutory Trust I which is callable ten years from issuance date.
(3)	The debentures bore a fixed interest rate of 6.50% until September 17, 2008, when the rate began to float on a quarterly basis based on the 3-month LIBOR plus 3.00%.
(4)	The debentures bore a fixed interest rate of 6.50% until December 30, 2008, when the rate began to float on a quarterly basis based on the 3-month LIBOR plus 2.85%.
(5)	Assumed in connection with the SNB acquisition on April 1, 2006.
(6)	Assumed in connection with the TXUI acquisition on January 31, 2007.
(7)	The debentures bore a fixed interest rate until January 23, 2009, when the rate began to float on a quarterly basis based on the 3-month LIBOR plus 2.85%.

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

The following table sets forth the Company’s interest rate sensitivity analysis at December 31, 2010:

	Volumes Subject to Repricing Within
	0-30 days	31-180 days	181-365 days	Greater than one year	Total
	(Dollars in thousands)
Interest-earning assets:
Securities (excluding unrealized gain of $25.9 million)	$117,968	$509,472	$545,199	$3,422,470	$4,595,109
Loans	764,343	285,206	317,032	2,118,442	3,485,023
Federal funds sold and other temporary investments	7,431	—	—	—	7,431

Total interest-earning assets	$889,742	$794,678	$862,231	$5,540,912	$8,087,563

Interest-bearing liabilities:
Demand, money market and savings deposits	$3,583,706	$—	$—	$—	3,583,706
Certificates of deposit and other time deposits.	213,829	914,293	705,601	364,301	2,198,024
Junior subordinated debentures	85,265	—	7,000	—	92,265
Securities sold under repurchase agreements	60,659	—	—	—	60,659
Other borrowings	360,238	502	1,041	12,652	374,433

Total interest-bearing liabilities	$4,303,697	$914,795	$713,642	$376,953	$6,309,087

Period GAP	$(3,413,955)	$(120,117)	$148,589	$5,163,959	$1,778,476
Cumulative GAP	$(3,413,955)	$(3,534,072)	$(3,385,483)	$1,778,476
Period GAP to total assets	(36.03)%	(1.27)%	1.57%	54.49%
Cumulative GAP to total assets	(36.03)%	(37.29)%	(35.72)%	18.77%

While the GAP position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, it is difficult to predict the effect of changing interest rates solely on that measure, without accounting for alterations in the maturity or repricing characteristics of the balance sheet that occur during changes in market interest rates. For example, the GAP position reflects only the prepayment assumptions pertaining to the current rate environment. Assets tend to prepay more rapidly during periods of declining interest rates than during periods of rising interest rates. Because of this and other risk factors not contemplated by the GAP position, an institution could have a matched GAP position in the current rate environment and still have its net interest income exposed to increased rate risk. Additionally, the Company had $1.673 billion in noninterest-bearing deposits at December 31, 2010 that are not reflected in the table above and are not directly impacted by interest rate changes.

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

The Company utilizes static balance sheet rate shocks to estimate the potential impact on net interest income of changes in interest rates under various rate scenarios. This analysis estimates a percentage of change in the metric from the stable rate base scenario versus alternative scenarios of rising and falling market interest rates by instantaneously shocking a static balance sheet. The following table summarizes the simulated change in net interest income over a 12-month horizon as of December 31, 2010:

Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income
+200	(4.7)%
+100	(1.0)%
Base	—
-100	(4.1)%

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

Liquidity

Liquidity involves the Company’s ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate the Company on an ongoing basis and manage unexpected events. During the two years ended December 31, 2010, the Company’s liquidity needs have primarily been met by growth in core deposits, security and loan maturities and amortizing investment and loan portfolios. Although access to purchased funds from correspondent banks and overnight advances from the Federal Home Loan Bank-Dallas are available and have been utilized on occasion to take advantage of investment opportunities, the Company does not generally rely on these external funding sources.

The following table illustrates, during the years presented, the mix of the Company’s funding sources and the average assets in which those funds are invested as a percentage of the Company’s average total assets for the period indicated. Average assets totaled $9.28 billion in 2010 compared to $8.85 billion in 2009.

	2010	2009
Source of Funds:
Deposits:
Non-interest-bearing	16.90%	16.82%
Interest-bearing	64.29	64.65
Junior subordinated debentures	0.99	1.04
Securities sold under repurchase agreements	0.88	1.06
Other borrowings	1.18	0.86
Other non-interest-bearing liabilities	0.61	0.83
Shareholders’ equity	15.15	14.74

Total	100.00%	100.00%

Uses of Funds:
Loans	36.59%	39.04%
Securities	48.60	45.79
Federal funds sold and other interest-earning assets	0.53	0.87
Other non-interest-earning assets	14.28	14.30

Total	100.00%	100.00%

Average non-interest bearing deposits to total average deposits	20.81%	20.64%
Average loans to average deposits	45.06%	47.92%

The Company’s largest source of funds is deposits and its largest uses of funds are securities and loans. The Company does not expect a change in the source or use of its funds in the foreseeable future. The Company’s average loans decreased 1.8% for the year ended December 31, 2010 compared with the year ended December 31, 2009. The Company predominantly invests excess deposits in government backed securities until the funds are needed to fund loan growth. The Company’s securities portfolio has a weighted average life of 3.4 years and an effective duration of 3.1 years at December 31, 2010.

As of December 31, 2010, the Company had outstanding $492.8 million in commitments to extend credit and $15.2 million in commitments associated with outstanding standby letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of December 31, 2010, the Company had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

As of December 31, 2010, the Company had cash and cash equivalents of $159.4 million compared with $195.3 million at December 31, 2009. The decrease was primarily due to a decrease in cash and due from banks of $36.0 million.

Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of December 31, 2010 (other than deposit obligations and securities sold repurchase agreements). The Company’s future cash payments associated with its contractual obligations pursuant to its junior subordinated debentures, FHLB notes payable and operating leases as of December 31, 2010 are summarized below. Payments for junior subordinated debentures include interest of $67.8 million that will be paid over the future periods. The future interest payments were calculated using the current rate in effect at December 31, 2010. With respect to debentures bearing floating interest rates, the payments were determined based on the 3-month LIBOR in effect at December 31, 2010. The current principal balance of the junior subordinated debentures at December 31, 2010 was $92.3 million. Payments for FHLB notes payable include interest of $4.2 million that will be paid over the future periods. Payments related to leases are based on actual payments specified in underlying contracts.

	Payments due in:
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Junior subordinated debentures	$3,080	$6,159	$6,159	$144,712	$160,110
Federal Home Loan Bank notes payable	2,226	3,356	3,837	9,211	18,630
Federal Home Loan Bank advances	360,000	—	—	—	360,000
Operating leases	5,606	9,293	5,318	1,376	21,593

Total.	$370,912	$18,808	$15,314	155,299	$560,333

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

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit expiring by period as of December 31, 2010 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$13,858	$1,274	$50	$—	$15,182
Commitments to extend credit	292,445	55,033	4,576	140,730	492,784

Total	$306,303	$56,307	$4,626	$140,730	$507,966

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

Total shareholders’ equity increased to $1.452 billion at December 31, 2010 compared with $1.351 billion at December 31, 2009, an increase of $101.1 million or 7.5%. This increase was primarily the result of net income of $127.7 million, common stock issued in connection with the exercise of stock options and restricted stock awards of $2.7 million and stock based compensation expense of $3.0 million partially offset by dividends paid on the common stock of $29.8 million and a decrease in the change in unrealized gains on available for sale securities of $2.5 million. Total shareholders’ equity increased to $1.351 billion at December 31, 2009 compared with $1.255 billion at December 31, 2008, an increase of $96.1 million or 7.7%. This increase was primarily the result of net income of $111.9 million and an increase in the change in unrealized gains on available for sale securities of $7.0 million, partially offset by dividends paid on the common stock of $26.2 million.

The following table provides a comparison of the Company’s and the Bank’s leverage and risk-weighted capital ratios as of December 31, 2010 to the minimum and well-capitalized regulatory standards:

	Minimum Required for Capital Adequacy Purposes		To Be Categorized as Well-Capitalized Under Prompt Corrective Action Provisions	Actual Ratio at December 31, 2010
The Company
Leverage ratio	3.00	%(1)	N/A	6.87%
Tier 1 risk-based capital ratio	4.00		N/A	13.64
Total risk-based capital ratio	8.00		N/A	14.87
The Bank
Leverage ratio	3.00	%(2)	5.00%	6.72%
Tier 1 risk-based capital ratio	4.00		6.00	13.37
Total risk-based capital ratio	8.00		10.00	14.60

(1)	The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.
(2)	The FDIC may require the Bank to maintain a leverage ratio above the required minimum.

As of December 31, 2010, all trust preferred securities were counted as Tier 1 capital. Under the Dodd-Frank Act, the Company must deduct all trust preferred securities issued on or after May 19, 2010 from the Company’s Tier 1 capital; however, bank holding companies with less than $15.0 billion in total consolidated assets as of December 31, 2009, such as the Company, are not required to deduct existing trust preferred securities issued prior to May 19, 2010 from Tier 1 capital.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements, the report thereon, the notes thereto and supplementary data commence at page 75 of this Annual Report on Form 10-K.

The following table presents certain unaudited consolidated quarterly financial information concerning the Company’s results of operations for each of the two years indicated below. The information should be read in conjunction with the historical consolidated financial statements of the Company and the notes thereto appearing elsewhere in this Annual Report on Form 10-K.

CONSOLIDATED QUARTERLY FINANCIAL DATA OF THE COMPANY

	Quarter Ended 2010
	December 31	September 30	June 30	March 31
	(Dollars in thousands, except per share data)
	(unaudited)
Interest income	$92,436	$96,247	$99,358	$96,496
Interest expense	12,927	15,980	18,758	18,724

Net interest income	79,509	80,267	80,600	77,772
Provision for credit losses	2,900	3,000	3,275	4,410

Net interest income after provision	76,609	77,267	77,325	73,362
Noninterest income	13,905	13,654	13,296	12,978
Noninterest expense	41,227	42,593	43,049	39,725

Income before income taxes	49,287	48,328	47,572	46,615
Provision for income taxes	16,489	16,162	15,826	15,617

Net income	$32,798	$32,166	$31,746	$30,998

Earnings per share(1):
Basic	$0.70	$0.69	$0.68	$0.67

Diluted	$0.70	$0.69	$0.68	$0.66

	Quarter Ended 2009
	December 31	September 30	June 30	March 31
	(Dollars in thousands, except per share data)
	(unaudited)
Interest income	$99,585	$101,695	$102,768	$105,566
Interest expense	19,496	24,282	27,247	31,488

Net interest income	80,089	77,413	75,521	74,078
Provision for credit losses	8,500	7,250	6,900	6,125

Net interest income after provision	71,589	70,163	68,621	67,953
Noninterest income	14,711	15,236	15,133	15,017
Noninterest expense	40,176	41,201	44,300	44,023

Income before income taxes	46,124	44,198	39,454	38,947
Provision for income taxes	15,555	14,876	12,944	13,469

Net income	$30,569	$29,322	$26,510	$25,478

Earnings per share(1):
Basic	$0.66	$0.64	$0.57	$0.55

Diluted	$0.65	$0.63	$0.57	$0.55

(1)	Earnings per share are computed independently for each of the quarters presented and therefore may not total earnings per share for the year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were effective as of the end of the period covered by this report.

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of December 31, 2010, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. This assessment included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2010.

Deloitte & Touche LLP the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2010. The report is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Compliance with Designated Laws and Regulations

Management is also responsible for ensuring compliance with the federal laws and regulations concerning loans to insiders and the federal and state laws and regulations concerning dividend restrictions, both of which are designated by the FDIC as safety and soundness laws and regulations.

Management assessed its compliance with the designated safety and soundness laws and regulations and has maintained records of its determinations and assessments as required by the FDIC. Based on this assessment, management believes that the Company has complied with the designated safety and soundness laws and regulations for the year ended December 31, 2010.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Prosperity Bancshares, Inc.

Houston, Texas

We have audited the internal control over financial reporting of Prosperity Bancshares, Inc. and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management’s statement referring to compliance with laws and regulations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 of the Company and our report dated March 1, 2011 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Houston, Texas

March 1, 2011

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the information under the captions “Election of Directors,” “Continuing Directors and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance—Committees of the Board—Audit Committee,” “Corporate Governance—Director Nomination Process” and “Corporate Governance—Code of Ethics” in the Company’s definitive Proxy Statement for its 2011 Annual Meeting of Shareholders (the “2011 Proxy Statement”) to be filed with the Commission pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information under the captions “Executive Compensation and Other Matters” and “Director Compensation” in the 2011 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Certain information required by this Item 12 is included under “Securities Authorized for Issuance under Equity Compensation Plans” in Part II, Item 5 of this Annual Report on Form 10-K. The other information required by this Item is incorporated herein by reference to the information under the caption “Beneficial Ownership of common stock by Management of the Company and Principal Shareholders” in the 2011 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information under the captions “Corporate Governance—Director Independence” and “Certain Relationships and Related Transactions” in the 2011 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information under the caption “Fees and Services of Independent Registered Public Accounting Firm” in the 2011 Proxy Statement.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements. Reference is made to the Consolidated Financial Statements, the report thereon and the notes thereto commencing at page 75 of this Annual Report on Form 10-K. Set forth below is a list of such Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Income for the Years Ended December 31, 2010, 2009, and 2008

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008

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

Each exhibit marked with an asterisk is filed or furnished with this Annual Report on Form 10-K as noted below.

Exhibit Number(1)		Description
3.1	—	Amended and Restated Articles of Incorporation of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267))

3.2	—	Articles of Amendment to Amended and Restated Articles of Incorporation of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

3.3	—	Amended and Restated Bylaws of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 19, 2007)

4.1	—	Form of certificate representing shares of Prosperity Bancshares, Inc. common stock (incorporated herein by reference to Exhibit 4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267))

4.2	—	Indenture dated as of July 31, 2001 by and between Prosperity Bancshares, Inc., as Issuer, and State Street Bank and Trust Company of Connecticut, National Association, as Trustee, with respect to the Floating Rate Junior Subordinated Deferrable Interest Debentures of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

4.3	—	Amended and Restated Declaration of Trust of Prosperity Statutory Trust II dated as of July 31, 2001 (incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

Exhibit Number(1)		Description
4.4	—	Guarantee Agreement dated as of July 31, 2001 by and between Prosperity Bancshares, Inc. and State Street Bank and Trust Company of Connecticut, National Association (incorporated herein by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.1†	—	Prosperity Bancshares, Inc. 1995 Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267))

10.2†	—	Prosperity Bancshares, Inc. 1998 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267))

10.3†	—	Prosperity Bancshares, Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4 (Registration No. 333-121767))

10.4†	—	Second Amended and Restated Employment Agreement effective January 1, 2009 by and among Prosperity Bancshares, Inc., Prosperity Bank and David Zalman (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 7, 2009)

10.5†	—	Second Amended and Restated Employment Agreement effective January 1, 2009 by and among Prosperity Bancshares, Inc., Prosperity Bank and H. E. Timanus, Jr. (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed January 7, 2009)

10.6†	—	Amended and Restated Employment Agreement effective January 1, 2009 by and among Prosperity Bancshares, Inc., Prosperity Bank and James D. Rollins III (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 7, 2009)

10.7†	—	Amended and Restated Employment Agreement effective January 1, 2009 by and among Prosperity Bancshares, Inc., Prosperity Bank and David Hollaway (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 7, 2009)

10.8†	—	SNB Bancshares, Inc. 2002 Stock Option Plan, as amended and restated (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-133214))

10.9†	—	Texas United Bancshares, Inc. 1998 Incentive Stock Option Plan (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-140425))

10.10†	—	Texas United Bancshares, Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Registration No. 333-140425))

21.1*	—	Subsidiaries of Prosperity Bancshares, Inc.

23.1*	—	Consent of Deloitte & Touche LLP

31.1*	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number(1)		Description
101**	—	Interactive financial data

†	Management contract or compensatory plan or arrangement.
*	Filed with this Annual Report on Form 10-K.
**	Furnished with this Annual Report on Form 10-K.
(1)	The Company has other long-term debt agreements that meet the exclusion set forth in Section 601(b)(4)(iii)(A) of Regulation S-K. The Company hereby agrees to furnish a copy of such agreements to the Commission upon request.

(b) Exhibits. See the exhibit list included in Item 15(a)3 of this Annual Report on Form 10-K.

(c) Financial Statement Schedules. See Item 15(a)2 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 1, 2011

PROSPERITY BANCSHARES, INC.® (Registrant)

By:	/s/ DAVID ZALMAN
David Zalman Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Positions	Date

/s/ DAVID ZALMAN David Zalman	Chairman of the Board and Chief Executive Officer (principal executive officer); Director	March 1, 2011

/s/ DAVID HOLLAWAY David Hollaway	Chief Financial Officer (principal financial officer and principal accounting officer)	March 1, 2011

/s/ JAMES A. BOULIGNY James A. Bouligny	Director	March 1, 2011

/s/ WILLIAM H. FAGAN, M.D. William Fagan, M.D.	Director	March 1, 2011

/s/ LEAH HENDERSON Leah Henderson	Director	March 1, 2011

/s/ NED S. HOLMES Ned S. Holmes	Director	March 1, 2011

/s/ PERRY MUELLER, JR., D.D.S. Perry Mueller, Jr., D.D.S.	Director	March 1, 2011

/s/ JAMES D. ROLLINS III James D. Rollins III	Director	March 1, 2011

/s/ HARRISON STAFFORD II Harrison Stafford II	Director	March 1, 2011

/s/ ROBERT STEELHAMMER Robert Steelhammer	Director	March 1, 2011

Signature	Positions	Date

/s/ H.E. TIMANUS, JR. H.E. Timanus, Jr.	Director	March 1, 2011

/s/ ERVAN ZOUZALIK Ervan Zouzalik	Director	March 1, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Prosperity Bancshares, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheets of Prosperity Bancshares Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Prosperity Bancshares, Inc. and subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Houston, Texas

March 1, 2011

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(Dollars in thousands)
ASSETS
Cash and due from banks	$158,975	$194,963
Federal funds sold	393	354

Total cash and cash equivalents	159,368	195,317
Available for sale securities, at fair value	428,553	599,503
Held to maturity securities, at cost (fair value of $4,310,807 and $3,633,753, respectively)	4,188,563	3,518,787
Loans held for investment	3,485,023	3,376,703
Less allowance for credit losses	(51,584)	(51,863)

Loans, net	3,433,439	3,324,840
Accrued interest receivable	29,935	30,571
Goodwill	924,258	876,987
Core deposit intangibles, net of accumulated amortization of $50,378 and $41,362, respectively	28,776	35,385
Bank premises and equipment, net	159,053	148,855
Other real estate owned	11,053	7,829
Bank Owned Life Insurance (BOLI), net	48,697	48,091
Federal Home Loan Bank of Dallas stock	24,982	16,019
Other assets	39,895	48,216

TOTAL ASSETS	$9,476,572	$8,850,400

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$1,673,190	$1,492,612
Interest-bearing	5,781,730	5,765,938

Total deposits	7,454,920	7,258,550
Other borrowings	374,433	26,140
Securities sold under repurchase agreements	60,659	72,596
Accrued interest payable	4,014	7,343
Other liabilities	37,942	42,261
Junior subordinated debentures	92,265	92,265

Total liabilities	8,024,233	7,499,155

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $1 par value; 200,000,000 shares authorized; 46,721,114 and 46,577,968 shares issued at December 31, 2010 and 2009, respectively; 46,684,026 and 46,540,880 shares outstanding at December 31, 2010 and 2009, respectively	46,721	46,578
Capital surplus	876,050	870,460
Retained earnings	515,871	418,008
Accumulated other comprehensive income—net unrealized gain on available for sale securities, net of tax of $7,702 and $9,049, respectively	14,304	16,806
Less treasury stock, at cost, 37,088 shares	(607)	(607)

Total shareholders’ equity	1,452,339	1,351,245

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,476,572	$8,850,400

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$209,711	$219,320	$227,466
Securities	174,707	190,106	118,186
Federal funds sold	119	188	2,217
Deposits in financial institutions	—	—	9

Total interest income	384,537	409,614	347,878

INTEREST EXPENSE:
Deposits	61,509	95,834	107,692
Junior subordinated debentures	3,250	3,760	6,439
Securities sold under repurchase agreements	595	1,166	2,388
Other borrowings	1,035	1,753	3,630

Total interest expense	66,389	102,513	120,149

NET INTEREST INCOME	318,148	307,101	227,729
PROVISION FOR CREDIT LOSSES	13,585	28,775	9,867

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	304,563	278,326	217,862

NONINTEREST INCOME:
Service charges on deposit accounts	50,250	51,742	45,785
Other	3,583	8,355	6,585

Total noninterest income	53,833	60,097	52,370

NONINTEREST EXPENSE:
Salaries and employee benefits	86,980	84,396	70,818
Net occupancy expense	15,153	14,910	12,469
Data processing	6,222	6,449	5,580
Core deposit intangibles amortization	9,016	10,076	9,797
Depreciation expense	8,313	8,226	7,666
Impairment write-down on securities	—	—	14,025
Other	40,910	45,643	23,441

Total noninterest expense	166,594	169,700	143,796

INCOME BEFORE INCOME TAXES	191,802	168,723	126,436
PROVISION FOR INCOME TAXES	64,094	56,844	41,929

NET INCOME	$127,708	$111,879	$84,507

EARNINGS PER SHARE:
Basic	$2.74	$2.42	$1.87

Diluted	$2.73	$2.41	$1.86

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
	(In thousands, except share and per share data)
BALANCE AT DECEMBER 31, 2007	44,188,323	$44,188	$809,026	$273,407	$1,417	$(607)	$1,127,431
Cumulative effect—split dollar insurance adjustment				(2,174)			(2,174)
Comprehensive income:
Net income				84,507			84,507
Net change in unrealized gain on available for sale securities (net of tax of $4,542)					8,436		8,436

Total comprehensive income							92,943
Common stock issued in connection with the 1st Choice acquisition	1,757,752	1,758	54,385				56,143
Common stock issued in connection with the exercise of stock options and restricted stock awards	170,726	171	2,427				2,598
Stock based compensation expense			1,542				1,542
Cash dividends declared, $0.513 per share				(23,377)			(23,377)

BALANCE AT DECEMBER 31, 2008	46,116,801	46,117	867,380	332,363	9,853	(607)	1,255,106
Comprehensive income:
Net income				111,879			111,879
Net change in unrealized gain on available for sale securities (net of tax of $3,744)					6,953		6,953

Total comprehensive income							118,832
Common stock issued in connection with the exercise of stock options and restricted stock awards	461,167	461	1,565				2,026
Stock based compensation expense			1,515				1,515
Cash dividends declared, $0.568 per share				(26,234)			(26,234)

BALANCE AT DECEMBER 31, 2009	46,577,968	46,578	870,460	418,008	16,806	(607)	1,351,245
Comprehensive income:
Net income				127,708			127,708
Net change in unrealized gain on available for sale securities (net of tax benefit of $1,347)					(2,502)		(2,502)

Total comprehensive income							125,206
Common stock issued in connection with the exercise of stock options and restricted stock awards	143,146	143	2,553				2,696
Stock based compensation expense			3,037				3,037
Cash dividends declared, $0.64 per share				(29,845)			(29,845)

BALANCE AT DECEMBER 31, 2010	46,721,114	$46,721	$876,050	$515,871	$14,304	$(607)	$1,452,339

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$127,708	$111,879	$84,507
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and CDI amortization	17,329	18,302	17,463
Provision for credit losses	13,585	28,775	9,867
Net accretion (amortization) of premium/discount on investments	22,181	930	(3,181)
Loss (gain) on sale or write down of premises, equipment and other real estate	3,860	(623)	1,487
Gain on sale of loans held for sale	—	—	(229)
Impairment write-down on securities	—	—	14,025
Net amortization of premium on loans and deposits	(1,354)	(6,917)	(2,010)
Proceeds from sale of loans held for sale	—	99	11,076
Stock based compensation expense	3,037	1,515	1,542
Increase in accrued interest receivable and other assets	(674)	(31,290)	(8,315)
Decrease in accrued interest payable and other liabilities	(7,976)	(49,042)	(2,552)

Net cash provided by operating activities	177,696	73,628	123,680

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of held to maturity securities	1,246,820	898,293	548,960
Purchase of held to maturity securities	(1,940,137)	(1,076,085)	(2,274,872)
Proceeds from maturities and principal paydowns of available for sale securities	1,168,459	829,639	594,317
Purchase of available for sale securities	(999,998)	(599,999)	(789,735)
Net (increase) decrease in loans held for investment	(29,160)	148,533	(257,334)
Purchase of bank premises and equipment	(13,866)	(34,974)	(7,901)
Proceeds from sale of bank premises, equipment and other real estate	35,353	27,697	20,416
Cash and cash equivalents acquired in the purchase of U.S. Bank branches	344,722	—	—
Premium paid for U.S. Bank branches	(13,136)	—	—
Cash and cash equivalents acquired in the purchase of First Bank branches	379,771	—	—
Premium paid for First Bank branches	(26,876)	—	—
Purchase of Banco Popular branches	—	(50)	(437)
Net cash acquired in the purchase of Banco Popular branches	—	—	112,788
Purchase of 1st Choice Bancorp, Inc.	—	(17)	(19,230)
Cash and cash equivalents acquired in the purchase of 1st Choice Bancorp, Inc.	—	—	84,240
Cash and cash equivalents acquired in the Franklin Bank acquisition	—	—	3,953,125
Purchase of assets of Franklin Bank	—	(865)	(724,262)
Premium paid for deposits of Franklin Bank	—	—	(60,918)
Purchase of Texas United Bancshares, Inc	—	—	(70)
Net decrease in interest-bearing deposits in financial institutions	—	106	429

Net cash provided by investing activities	151,952	192,278	1,179,516

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits	52,066	(33,187)	(151,101)
Net decrease in interest-bearing deposits	(723,063)	(15,151)	(1,456,412)
Proceeds (repayments of) from other short-term borrowings	360,000	(200,000)	200,000
Repayments of other long-term borrowings	(11,707)	(3,255)	(2,071)
Net (decrease) increase in securities sold under repurchase agreements	(15,744)	(23,421)	5,330
Redemption of junior subordinated debentures	—	—	(20,620)
Proceeds from stock option exercises	2,696	2,026	2,598
Payments of cash dividends	(29,845)	(26,234)	(23,377)

Net cash used in financing activities	(365,597)	(299,222)	(1,445,653)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(35,949)	(33,316)	(142,457)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	195,317	228,633	371,090

CASH AND CASH EQUIVALENTS, END OF PERIOD	$159,368	$195,317	$228,633

NONCASH ACTIVITIES:
Stock issued in connection with the 1st Choice Bancorp, Inc. acquisition	$—	$—	$56,143

SUPPLEMENTAL INFORMATION:
Income taxes paid	64,477	61,100	37,100

Interest paid	$69,718	$109,795	$144,677

Noncash investing and financing activities — acquisition of real estate through foreclosure of collateral	$44,751	$33,605	$18,776

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

Accounting Standards Codification—The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) became effective on July 1, 2009. At that date, the ASC became FASB’s officially recognized source of authoritative U.S. generally accepted accounting principles applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants Emerging Issues Task Force and related literature. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to U.S. GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

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

Securities —Securities held to maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts. Management has the positive intent and the Company has the ability to hold these assets as long-term securities until their estimated maturities.

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

Net other-than-temporary impairment (“OTTI”) losses on individual investment securities that are credit related are recognized as a realized loss through earnings when it is more likely than not that the Company will not collect all of the contractual cash flows or is unable to hold the securities to recovery.

For debt securities that are considered other-than-temporarily impaired and that the Company does not intend to sell and more likely than not will not be required to sell prior to recovery of its amortized cost basis, OTTI is separated into the amount that is credit-related and the amount that is due to all other factors. The credit loss component is recognized in earnings and is the difference between a security’s amortized cost basis and the present value of expected future cash flows discounted at the security’s effective interest rate. The amount due to all other factors is recognized in other comprehensive income.

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

The Company’s allowance for credit losses consists of two elements: (i) specific valuation allowances determined in accordance with ASC Topic 310, “Receivables” based on probable losses on specific loans; and (ii) a general valuation allowance based on historical loan loss experience, general economic conditions and other qualitative risk factors both internal and external to the Company in accordance with ASC Topic 450, “Contingencies”. A loan is defined as impaired by ASC Topic 310 if, based on current information and events, it is probable that a creditor will be unable to collect all amounts due, both interest and principal, according to the contractual terms of the loan agreement. Specifically, ASC Topic 310 requires that the allowance for credit losses related to impaired loans be determined based on the difference of carrying value of loans and the present value of expected cash flows discounted at the loan’s effective interest rate or, as a practical expedient, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. At December 31, 2010, the Company had $4.4 million in nonaccrual loans, $189,000 in 90 days or more past due loans and no restructured loans. At December 31, 2009, the Company had $6.1 million in nonaccrual loans, $2.3 million in 90 days or more past due loans and no restructured loans. The recorded investment in impaired loans was $4.3 million and $21.7 million at December 31, 2010 and 2009, respectively. Such impaired loans required an allowance for credit losses of $993,000 and $5.4 million at December 31, 2010 and 2009, respectively. Interest revenue received on impaired loans is either applied against principal or realized as interest revenue, according to management’s judgment as to the collectibility of principal. If interest on nonaccrual loans had been accrued under the original loan terms, approximately $701,000, $434,000 and $121,000 would have been recorded as income for the years ended December 31, 2010, 2009 and 2008, respectively.

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

Goodwill —Goodwill is annually assessed for impairment or when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. The Company bases its evaluation on such impairment factors as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements, as well as other external market conditions or factors that may be present.

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

Effective January 1, 2008, the Company adopted the provisions of FASB Codification Topic 740, “Income Taxes”, which discusses the accounting for uncertainty in income taxes recognized in an entity’s financial statements. GAAP prescribes a specified recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

Stock-Based Compensation—The Company accounts for stock-based employee compensation plans using the fair value-based method of accounting in accordance with FASB ASC Topic 718, “Stock Compensation”.

ASC Topic 718 was effective for companies in 2006, however, the Company has been recognizing stock-based compensation expense since January 1, 2003. The Company’s results of operations reflect compensation expense for all employee stock-based compensation, including the unvested portion of stock options granted prior to 2003. ASC Topic 718 requires that management make assumptions including stock price volatility and employee turnover that are utilized to measure compensation expense. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of subjective assumptions (see note 12).

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

The following table illustrates the computation of basic and diluted earnings per share:

	December 31,
	2010		2009		2008
	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(In thousands, except per share data)
Net income	$127,708		$111,879		$84,507
Basic:
Weighted average shares outstanding	46,621	$2.74	46,177	$2.42	45,300	$1.87

Diluted:
Weighted average shares outstanding	46,621		46,177		45,300
Effect of dilutive securities—options	211		177		179

Total	46,832	$2.73	46,354	$2.41	45,479	$1.86

The incremental shares for the assumed exercise of the outstanding options were determined by application of the treasury stock method. There were no stock options exercisable at December 31, 2010, 2009 and 2008 that would have had an anti-dilutive effect on the above computation.

New Accounting Standards

Accounting Standards Codification. As discussed in Note 1—The Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification became effective on July 1, 2009. At that date, the ASC became FASB’s officially recognized source of authoritative GAAP applicable to all public and non-public non-governmental entities, superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature. Rules and interpretive releases of the SEC under the authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other accounting literature is considered non-authoritative. The switch to the ASC affects the way companies refer to GAAP in financial statements and accounting policies. Citing particular content in the ASC involves specifying the unique numeric path to the content through the Topic, Subtopic, Section and Paragraph structure.

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

ASU No. 2009-17, “Consolidations (Topic 810)—Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities.” ASU 2009-17 amends prior guidance to change how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. ASU 2009-17 requires additional disclosures about the reporting entity’s involvement with variable-interest entities and any significant changes in risk exposure due to that involvement as well as its affect on the entity’s financial statements. As further discussed below, ASU No. 2010-10, “Consolidations (Topic 810)—Amendments for Certain Investment Funds,” deferred the effective date of ASU 2009-17 for a reporting entity’s interests in investment companies. The provisions of ASU 2009-17 became effective on January 1, 2010 and did not have a significant impact on the Company’s financial statements.

ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures About Fair Value Measurements.” ASU 2010-06 requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) company’s should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy will be required for the Company beginning January 1, 2011. The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective for the Company on January 1, 2010. See Note 7—Fair Value.

ASU No. 2010-10, “Consolidations (Topic 810)—Amendments for Certain Investment Funds.” ASU 2010-10 defers the effective date of the amendments to the consolidation requirements made by

ASU 2009-17 to a company’s interest in an entity (i) that has all of the attributes of an investment company, as specified under ASC Topic 946, “Financial Services—Investment Companies,” or (ii) for which it is industry practice to apply measurement principles of financial reporting that are consistent with those in ASC Topic 946. As a result of the deferral, a company will not be required to apply the ASU 2009-17 amendments to the Subtopic 810-10 consolidation requirements to its interest in an entity that meets the criteria to qualify for the deferral. ASU 2010-10 also clarifies that any interest held by a related party should be treated as though it is an entity’s own interest when evaluating the criteria for determining whether such interest represents a variable interest. In addition, ASU 2010-10 also clarifies that a quantitative calculation should not be the sole basis for evaluating whether a decision maker’s or service provider’s fee is a variable interest. The provisions of ASU 2010-10 became effective for the Company as of January 1, 2010 and did not have a significant impact on the Company’s financial statements.

ASU No. 2010-20, “Receivables (Topic 310)—Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 became effective for the Company’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for the Company’s financial statements that include periods beginning on or after January 1, 2011. ASU 2011-01, “Receivables (Topic 310)—Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20,” temporarily deferred the effective date for disclosures related to troubled debt restructurings to coincide with the effective date of a proposed accounting standards update related to troubled debt restructurings, which is currently expected to be effective for periods ending after June 15, 2011.

ASU No. 2010-28, “Intangibles—Goodwill and Other (Topic 350)—When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist such as if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ASU 2010-28 will be effective for the Company on January 1, 2011 and is not expected have a significant impact on the Company’s financial statements.

ASU No. 2010-29, “Business Combinations (Topic 805)—Disclosure of Supplementary Pro Forma Information for Business Combinations.” ASU 2010-29 provides clarification regarding the acquisition date that should be used for reporting the pro forma financial information disclosures required by Topic 805 when comparative financial statements are presented. ASU 2010-29 also requires entities to provide a description of the nature and amount of material, nonrecurring pro forma adjustments that are directly attributable to the business combination. ASU 2010-29 is effective for the Company prospectively for business combinations occurring after December 31, 2010.

2. ACQUISITIONS

Acquisitions are an integral part of the Company’s growth strategy. All acquisitions were accounted for using the purchase method of accounting. Accordingly, the assets and liabilities of the acquired entities were recorded at their fair values at the acquisition date. The excess of the purchase price over the estimated fair value of the net assets for tax free acquisitions was recorded as goodwill, none of which is deductible for tax purposes. The excess of the purchase price over the estimated fair value of the net assets for taxable acquisitions was also recorded as goodwill, and is deductible for tax purposes. The identified core deposit intangibles for each acquisition are being amortized using an accelerated amortization method over an 8 to 10 year life. The results of operations for each acquisition have been included in the Company’s consolidated financial results beginning on the respective acquisition date. The following acquisitions were completed on the dates indicated:

On March 29, 2010, the Company completed its acquisition of three (3) Texas banking centers from U.S. Bank. In connection with the acquisition, the Company assumed approximately $375.0 million in deposits. The Company paid a premium of $13.1 million to assume the deposits of the three U.S. Bank branches.

In connection with the purchase, the Company recorded a premium of $13.3 million, of which $369 thousand was identified as core deposit intangibles. The remaining $12.9 million of the premium was recorded as goodwill.

On April 30, 2010, the Company completed its acquisition of nineteen (19) Texas banking centers from First Bank. In connection with the acquisition, the Company assumed approximately $500.0 million in deposits. Four banking centers were subsequently closed and consolidated with nearby Company banking centers. The Company paid a premium of $26.9 million to assume the deposits of the nineteen First Bank branches.

In connection with the purchase, the Company recorded a premium of $36.4 million, of which $2.0 million was identified as core deposit intangibles. The remaining $34.3 million of the premium was recorded as goodwill.

The Company had no acquisitions in 2009.

On January 10, 2008, the Company completed its acquisition of six (6) Houston banking centers from Banco Popular North America. In connection with the acquisition, the Company assumed approximately $125.0 million in deposits. In the second quarter of 2008, one banking center was closed and consolidated with a nearby Company banking center. The Company paid a premium of $13.0 million or 10.1% to assume the deposits of the six Banco Popular branches.

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

On November 7, 2008, the Bank assumed approximately $3.6 billion of deposits and acquired certain assets from the FDIC, acting in its capacity as receiver for Franklin Bank (the “Franklin acquisition” or the “Franklin Bank acquisition”). The FDIC entered into a purchase and assumption agreement with the Bank, in which the Bank paid a premium of $60.9 million for all deposits of Franklin Bank, both insured and uninsured. Under terms of the purchase and assumption agreement, the Bank acquired certain assets from the FDIC, including approximately $350 million in U.S. Treasury and Agency Securities and approximately $360 million in performing loans. The remaining net proceeds from deposits assumed in the transaction were predominately invested in mortgage backed securities primarily issued by federal government agencies such as Ginnie Mae, Freddie Mac and Fannie Mae.

While Franklin Bank operated forty-five (45) full service banking offices, as of December 31, 2010, the Company operated thirty-three (33) of these locations. The former Franklin Bank locations closed were consolidated into nearby Company banking centers.

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

3. GOODWILL AND CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles for fiscal 2010 and 2009 were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)
Balance as of December 31, 2008	$874,654	$38,196
Less:
Amortization	—	(10,076)
Add:
Prior year acquisition of Franklin Bank	2,266	7,265
Prior year acquisition of 1st Choice Bancorp, Inc.	17	—
Prior year acquisition of Banco Popular branches	50	—

Balance as of December 31, 2009	876,987	35,385
Less:
Amortization	—	(9,016)
Add:
Acquisition of U.S. Bank branches.	12,928	369
Acquisition of First Bank branches	34,343	2,038

Balance as of December 31, 2010	$924,258	$28,776

Purchase accounting adjustments to prior year acquisitions were made to adjust deferred tax asset and liability balances. Goodwill is recorded on the acquisition date of each entity. The Company may record subsequent adjustments to goodwill for amounts undeterminable at acquisition date, such as deferred taxes and real estate valuations, and therefore the goodwill amounts reflected in the table above may change accordingly. The Company initially records the total premium paid on acquisitions as goodwill. After finalizing the valuation, core deposit intangibles are identified and reclassified from goodwill to core deposit intangibles on the balance sheet. This reclassification has no effect on total assets or liabilities. Management performs an evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill and other intangibles has occurred. If any such impairment is determined, a write down is recorded. As of December 31, 2010, there was no impairment recorded on goodwill.

Core deposit intangibles (“CDI”) are amortized on an accelerated basis over their estimated lives, which the Company believes is between 8 and 10 years. Gross core deposit intangibles outstanding were $79.2 million and $76.7 million at December 31, 2010 and December 31, 2009, respectively. The increase was primarily due to the core deposit intangibles added from the U.S. Bank and First Bank acquisitions. Net core deposit intangibles outstanding were $28.8 million and $35.4 million at the same dates, respectively. The decrease was primarily due to amortization, partially offset by the core deposit intangibles added from the U.S. Bank and First Bank acquisitions. Amortization expense related to intangible assets totaled $9.0 million and $10.1 million for the years ended December 31, 2010 and 2009, respectively. The decrease was primarily attributed to certain CDI that fully amortized in 2010.

The estimated aggregate future amortization expense for CDI remaining as of December 31, 2010 is as follows (dollars in thousands):

2011	$7,780
2012	6,347
2013	4,465
2014	3,314
2015	2,804
Thereafter	4,066

Total	$28,776

4. CASH AND DUE FROM BANKS

The Bank is required by the Federal Reserve Bank of Dallas to maintain average reserve balances. “Cash and due from banks” in the consolidated balance sheets includes amounts so restricted of $42.6 million and $39.0 million at December 31, 2010 and 2009, respectively.

5. SECURITIES

The amortized cost and fair value of investment securities as of December 31, 2010 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
States and political subdivisions	$39,637	$1,155	$(278)	$40,514
Collateralized mortgage obligations	967	—	(24)	943
Mortgage-backed securities	349,170	20,466	(91)	369,545
Qualified Zone Academy Bond	8,000	326	—	8,326
Other securities	8,772	453	—	9,225

Total	$406,546	$22,400	$(393)	$428,553

Held to Maturity
U.S. Treasury securities and obligations of U.S. government agencies	$10,996	$789	$—	$11,785
States and political subdivisions	36,394	639	(1,155)	35,878
Corporate debt securities	1,500	176	—	1,676
Collateralized mortgage obligations	443,859	7,272	(429)	450,702
Mortgage-backed securities	3,682,914	118,886	(4,259)	3,797,541
Qualified School Construction Bonds (QSCB)	12,900	325	—	13,225

Total	$4,188,563	$128,087	$(5,843)	$4,310,807

The amortized cost and fair value of investment securities as of December 31, 2009 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
U.S. Treasury securities and obligations of U.S. government agencies	$1,014	$26	$—	$1,040
States and political subdivisions	49,280	1,398	(356)	50,322
Collateralized mortgage obligations	1,169	—	(31)	1,138
Mortgage-backed securities	505,170	24,306	(106)	529,370
Qualified Zone Academy Bond	8,000	582	—	8,582
Other securities	9,015	36	—	9,051

Total	$573,648	$26,348	$(493)	$599,503

Held to Maturity
U.S. Treasury securities and obligations of U.S. government agencies	$40,701	$1,621	$—	$42,322
States and political subdivisions	32,895	809	(1,050)	32,654
Corporate debt securities	1,500	10	—	1,510
Collateralized mortgage obligations	295,754	3,652	(1,156)	298,250
Mortgage-backed securities	3,135,037	111,045	(22)	3,246,060
	12,900	57	—	12,957

Total	$3,518,787	$117,194	$(2,228)	$3,633,753

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities classified as available for sale or held-to-maturity are evaluated for OTTI under FASB ASC Topic 320, “Investments—Debt and Equity Securities.” Certain purchased beneficial interests, including non-agency mortgage-backed securities, asset-backed securities, and collateralized debt obligations, that had credit ratings at the time of purchase of below AA are evaluated using the model outlined in ASC Topic 325, “Investments—Other.” The Company currently does not own any securities that are accounted for under ASC Topic 325.

In determining OTTI under ASC Topic 320, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time. If applicable, the second segment of the portfolio uses the OTTI guidance provided by ASC Topic 325 that is specific to purchased beneficial interests that, on the purchase date, were rated below AA. Under the ASC Topic 325 model, an impairment is considered other than temporary if, based on the Company’s best estimate of cash flows that a market participant would use in determining the current fair value of the beneficial interest, there has been an adverse change in those estimated cash flows.

When OTTI occurs under either model, the amount of the other-than-temporary impairment recognized in earnings depends on whether an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss. If an entity intends to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI shall be separated into the amount representing the credit-related portion of the impairment loss (“credit loss”) and the noncredit portion of the impairment loss (“noncredit portion”). The amount of the total OTTI related to the credit loss is determined based on the difference between the present value of cash flows expected to be collected and the amortized cost basis and such difference is recognized in earnings. The amount of the total OTTI related to the noncredit portion is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings shall become the new amortized cost basis of the investment.

As of December 31, 2010, management believes the Company does not intend to sell any debt securities or more likely than not will not be required to sell any debt securities before their anticipated recovery, at which time the Company will receive full value for the securities. Furthermore, as of December 31, 2010, management does not have the intent to sell any of the securities classified as available for sale and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2010, management believes any impairment in the Company’s securities are temporary and no impairment loss has been realized in the Company’s consolidated statements of income.

As part of its regular quarterly review for impairment of marketable securities, the Company recognized an other-than-temporary impairment charge of $14.0 million pre-tax on Federal Home Loan Mortgage Corporation (“FHLMC” or Freddie Mac) and on Federal National Mortgage Association (“FNMA” or Fannie Mae)

government sponsored, investment grade perpetual callable preferred securities during the year ended December 31, 2008. The other-than-temporary impairment charge was recorded on six perpetual preferred stock issues classified as available for sale investment securities with a total book value (prior to recognition of the impairment charges) of $24.0 million. The Company decided to recognize the unrealized mark-to-market loss on these investment grade securities as an other-than-temporary impairment charge because of the significant decline in the market value of these securities and because management believed it was unlikely that these securities would recover their original book value within a reasonable amount of time. Market value decreases on available for sale securities are recorded as an unrealized mark-to-market loss and reflected as a reduction to shareholders’ equity through other comprehensive income. Accordingly, the recognition of the other-than-temporary impairment non-cash charge did not affect shareholders’ equity, or tangible shareholders’ equity.

Securities with unrealized losses segregated by length of time such securities have been in a continuous loss position at December 31, 2010 were as follows:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$7,707	$(228)	$842	$(50)	$8,549	$(278)
Collateralized mortgage obligations	—	—	933	(24)	933	(24)
Mortgage-backed securities	2,794	(15)	6,449	(76)	9,243	(91)

Total	$10,501	$(243)	$8,224	$(150)	$18,725	$(393)

Held to Maturity
U.S. Treasury securities and obligations of U.S. government agencies	$1,000	$—	$—	$—	$1,000	$—
States and political subdivisions	14,769	(790)	4,057	(365)	18,826	(1,155)
Collateralized mortgage obligations	3	—	6,201	(429)	6,204	(429)
Mortgage-backed securities	579,431	(4,256)	320	(3)	579,751	(4,259)

Total	$595,203	$(5,046)	$10,578	$(797)	$605,781	$(5,843)

At December 31, 2010, there were approximately 328 securities in an unrealized loss position for more than 12 months.

Securities with unrealized losses segregated by length of time such securities have been in a continuous loss position at December 31, 2009 were as follows:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$3,152	$(42)	$5,882	$(314)	$9,034	$(356)
Collateralized mortgage obligations	—	—	1,139	(31)	1,139	(31)
Mortgage-backed securities	3,807	(20)	8,875	(86)	12,682	(106)

Total	$6,959	$(62)	$15,896	$(431)	$22,855	$(493)

Held to Maturity
States and political subdivisions	$1,268	$(67)	$11,630	$(983)	$12,898	$(1,050)
Collateralized mortgage obligations	100,666	(193)	9,322	(963)	109,988	(1,156)
Mortgage-backed securities	1,514	(6)	2,863	(16)	4,377	(22)

Total	$103,448	$(266)	$23,815	$(1,962)	$127,263	$(2,228)

The amortized cost and fair value of investment securities at December 31, 2010, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	December 31, 2010
	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$3,379	$3,421	$15,408	$15,995
Due after one year through five years	16,261	17,322	2,458	2,687
Due after five years through ten years	10,452	10,726	19,983	20,709
Due after ten years	31,697	31,094	18,560	18,674

Subtotal	61,789	62,563	56,409	58,065
Mortgage-backed securities and collateralized mortgage obligations	4,126,774	4,248,244	350,137	370,488

Total	$4,188,563	$4,310,807	$406,546	$428,553

There were no sales of securities classified as available for sale for the year ended December 31, 2010 or 2009.

At December 31, 2010 and 2009, the Company did not own securities of any one issuer (other than the U.S. government and its agencies) for which aggregate adjusted cost exceeded 10% of the consolidated shareholders’ equity at such respective dates.

Securities with an amortized cost of $2.46 billion and $2.35 billion and a fair value of $2.55 billion and $2.44 billion at December 31, 2010 and 2009, respectively, were pledged to collateralize public deposits and for other purposes required or permitted by law.

6. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The loan portfolio consists of various types of loans made principally to borrowers located in South and Southeast Texas, Houston, Central Texas, Bryan/College Station, East Texas, Corpus Christi and Dallas/Fort Worth and is classified by major type as follows:

	December 31,
	2010	2009
	(Dollars in thousands)
Commercial and industrial	$409,426	$392,975
Real estate:
Construction and land development	502,327	557,245
1-4 family residential	824,057	709,101
Home equity	118,781	117,661
Commercial mortgage	1,288,023	1,261,267
Farmland	98,871	93,288
Multi-family residential	82,626	77,952
Agriculture	41,881	42,241
Consumer (net of unearned discount)	87,977	102,436
Other	31,054	22,537

Total	$3,485,023	$3,376,703

Loan Origination/Risk Management. The Company has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions. All loans over $500,000 and below $2.5 million are evaluated and acted upon on a daily basis by two of the six company-wide loan concurrence officers. All loans above $2.5 million are evaluated and acted upon by an officers’ loan committee which meets weekly. In addition to the officers’ loan committee evaluation, loans from $15.0 million to $25.0 million are evaluated and acted upon by the directors’ loan committee which consists of three directors of the Bank and meets as necessary. Loans over $25.0 million are evaluated and acted upon by the Bank’s board of directors either at a regularly scheduled monthly board meeting or by teleconference or written consent.

The Company maintains an independent loan review department that reviews and validates the credit risk program on a periodic basis. Results of these reviews are presented to management. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as the Company’s policies and procedures.

(i) Commercial and Industrial Loans. In nearly all cases, the Company’s commercial loans are made in the Company’s market areas and are underwritten on the basis of the borrower’s ability to service the debt from income. As a general practice, the Company takes as collateral a lien on any available real estate, equipment or other assets owned by the borrower and obtains a personal guaranty of the borrower or principal. Working capital loans are primarily collateralized by short-term assets whereas term loans are primarily collateralized by long-term assets. In general, commercial loans involve more credit risk than residential mortgage loans and commercial mortgage loans and, therefore, usually yield a higher return. The increased risk in commercial loans is due to the type of collateral securing these loans. The increased risk also derives from the expectation that commercial loans generally will be serviced principally from the operations of the business, and those operations may not be successful. Historical trends have shown these types of loans to have higher delinquencies than mortgage loans. As a result of these additional complexities, variables and risks, commercial loans require more thorough underwriting and servicing than other types of loans.

(ii) Commercial Mortgages. The Company makes commercial mortgage loans collateralized by owner-occupied and non-owner-occupied real estate to finance the purchase of real estate. The Company’s commercial mortgage loans are collateralized by first liens on real estate, typically have variable interest rates (or five year or less fixed rates) and amortize over a 15 to 20 year period. Payments on loans secured by such properties are often dependent on the successful operation or management of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than other types of loans. The Company seeks to minimize these risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition in connection with underwriting these loans. The underwriting analysis also includes credit verification, analysis of global cash flow, appraisals and a review of the financial condition of the borrower. At December 31, 2010, approximately 32.3% of the outstanding principal balance of the Company’s commercial real estate loans were secured by owner-occupied properties. At December 31, 2010, the Company had commercial real estate loans totaling $1.87 billion which include the categories of construction and land development loans, commercial mortgage loans and multi-family residential loans.

(iii) 1-4 Family Residential Loans. The Company’s lending activities also includes the origination of 1-4 family residential mortgage loans collateralized by owner-occupied residential properties located in the Company’s market areas. The Company offers a variety of mortgage loan products which generally are amortized over five to 25 years. Loans collateralized by 1-4 family residential real estate generally have been originated in amounts of no more than 89% of appraised value or have mortgage insurance. The Company requires mortgage title insurance and hazard insurance. Other than with respect to mortgage banking activities acquired in the TXUI acquisition, the Company has elected to keep all 1-4 family residential loans for its own account rather than selling such loans into the secondary market. By doing so, the Company is able to realize a higher yield on these loans; however, the Company also incurs interest rate risk as well as the risks associated with nonpayments on such loans.

(iv) Construction and Land Development Loans. The Company makes loans to finance the construction of residential and, to a lesser extent, nonresidential properties. Construction loans generally are collateralized by first liens on real estate and have floating interest rates. The Company conducts periodic inspections, either directly or through an agent, prior to approval of periodic draws on these loans. Underwriting guidelines similar to those described above are also used in the Company’s construction lending activities. Construction loans involve additional risks attributable to the fact that loan funds are advanced upon the security of a project under construction, and the project is of uncertain value prior to its completion. Because of uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation on real property, it can be difficult to accurately evaluate the total funds required to complete a project and the related loan to value ratio. As a result of these uncertainties, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If the Company is forced to foreclose on a project prior to completion, there is no assurance that the Company will be able to recover all of the unpaid portion of the loan. In addition, the Company may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time. While the Company has underwriting procedures designed to identify what it believes to be acceptable levels of risks in construction lending, no assurance can be given that these procedures will prevent losses from the risks described above.

(v) Agriculture Loans. The Company provides agriculture loans for short-term crop production, including rice, cotton, milo and corn, farm equipment financing and agriculture real estate financing. The Company evaluates agriculture borrowers primarily based on their historical profitability, level of experience in their particular agriculture industry, overall financial capacity and the availability of secondary collateral to withstand economic and natural variations common to the industry. Because agriculture loans present a higher level of risk associated with events caused by nature, the Company routinely makes on-site visits and inspections in order to identify and monitor such risks.

(vi) Consumer Loans. Consumer loans made by the Company include direct “A”-credit automobile loans, recreational vehicle loans, boat loans, home improvement loans, home equity loans, personal loans (collateralized and uncollateralized) and deposit account collateralized loans. The terms of these loans typically range from 12 to 120 months and vary based upon the nature of collateral and size of loan. Generally, consumer loans entail greater risk than do real estate secured loans, particularly in the case of consumer loans that are unsecured or collateralized by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan balance. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws may limit the amount which can be recovered on such loans.

The contractual maturity ranges of the 1-4 family residential, home equity, commercial and industrial, commercial mortgage, construction and land development and agriculture portfolios and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of December 31, 2010 are summarized in the following table:

	December 31, 2010
	One Year or Less	After One Through Five Years	After Five Years	Total
	(Dollars in thousands)
1-4 family residential and home equity	$18,634	$56,529	$867,675	$942,838
Commercial and industrial	163,965	162,369	83,092	409,426
Commercial mortgages	47,645	129,418	1,110,960	1,288,023
Construction and land development	121,088	62,948	318,291	502,327
Agriculture	27,572	14,023	286	41,881

Total	$378,904	$425,287	$2,380,304	$3,184,495

Loans with a predetermined interest rate.	$132,036	$250,157	$895,829	$1,278,022
Loans with a floating interest rate.	246,868	175,130	1,484,475	1,906,473

Total	$378,904	$425,287	$2,380,304	$3,184,495

Concentrations of Credit. Most of the Company’s lending activity occurs within the State of Texas, including the four largest metropolitan areas of Austin, Dallas/Ft. Worth, Houston and San Antonio, as well as other markets. The majority of the Company’s loan portfolio consists of commercial and industrial and commercial real estate loans. As of December 31, 2010 and 2009, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

Foreign Loans. The Company has U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at December 31, 2010 or 2009.

Related Party Loans. As of December 31, 2010 and 2009, loans outstanding to directors, officers and their affiliates totaled $12.8 million and $15.5 million, respectively. All transactions entered into between the Company and such related parties are done in the ordinary course of business, made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related-party loans is as follows:

	Year Ended December 31,
	2010	2009
	(Dollars in thousands)
Beginning balance	$15,540	$15,067
New loans and reclassified related loans	910	3,521
Repayments	(3,667)	(3,048)

Ending balance	$12,783	$15,540

Non-Accrual and Past Due Loans. The Company has several procedures in place to assist it in maintaining the overall quality of its loan portfolio. The Company has established underwriting guidelines to be followed by its officers and the Company also monitors its delinquency levels for any negative or adverse trends. There can be no assurance, however, that the Company’s loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general economic conditions.

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

Year-end non-accrual loans, segregated by class of loans, were as follows:

	December 31, 2010	December 31, 2009
	(Dollars in thousands)
Construction and land development	$1,417	$1,692
Agriculture and agriculture real estate (includes farmland)	11	—
1-4 family (includes home equity)	1,559	829
Commercial real estate (includes multi-family residential)	235	2,281
Commercial and industrial	1,179	1,252
Consumer and other	38	25

Total	$4,439	$6,079

If interest on nonaccrual loans had been accrued under the original loan terms, approximately $701,000, $434,000 and $121,000 would have been recorded as income for the years ended December 31, 2010, 2009 and 2008, respectively.

An aging analysis of past due loans, segregated by class of loans, as of December 31, 2010 was as follows:

	Years Ended December 31,
	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Accruing Loans 90 or More Days Past Due
	(Dollars in thousands)
Construction and land development	$6,395	$1,465	$7,860	$494,467	$48
Agriculture and agriculture real estate (includes farmland)	251	11	262	140,490	—
1-4 family (includes home equity)	6,217	1,701	7,918	934,920	141
Commercial real estate (includes multi-family residential)	6,243	235	6,478	1,364,171	—
Commercial and industrial	2,047	1,179	3,226	406,200	—
Consumer and other	241	37	278	118,753	—

Total	$21,394	$4,628	$26,022	$3,459,001	$189

The following table presents information regarding past due loans and nonperforming assets at the dates indicated:

	December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Nonaccrual loans	$4,439	$6,079	$2,142	$1,035	$181
Accruing loans 90 or more days past due	189	2,332	7,594	4,092	767

Total nonperforming loans	4,628	8,411	9,736	5,127	948
Repossessed assets	161	116	182	56	32
Other real estate	11,053	7,829	4,450	10,207	140

Total nonperforming assets	$15,842	$16,356	$14,368	$15,390	$1,120

Nonperforming assets to total loans and other real estate	0.45%	0.48%	0.40%	0.49%	0.05%
Nonperforming assets to average earning assets	0.20%	0.22%	0.25%	0.31%	0.03%

The Company’s conservative lending approach has resulted in sound asset quality. The Company had $15.8 million in nonperforming assets at December 31, 2010 compared with $16.4 million at December 31, 2009 and $14.4 million at December 31, 2008. The nonperforming assets at December 31, 2010 consisted of one hundred twenty-one (121) separate credits or ORE properties.

Impaired Loans. Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectibility of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

Year-end impaired loans are set forth in the following table. No interest income was recognized on impaired loans subsequent to their classification as impaired.

	December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment(1)
	(Dollars in thousands)
With no related allowance recorded:

Construction and land development	$126	$126	$—	N/A
Agriculture and agriculture real estate (includes farmland)	—	—	—	N/A
1-4 family (includes home equity)	229	244	—	N/A
Commercial real estate (includes multi-family residential)	221	221	—	N/A
Commercial and industrial	354	1,354	—	N/A
Consumer and other	—	—	—	N/A
With an allowance recorded:

Construction and land development	1,329	1,329	284	N/A
Agriculture and agriculture real estate (includes farmland)	11	11	5	N/A
1-4 family (includes home equity)	1,266	1,274	293	N/A
Commercial real estate (includes multi-family residential)	—	—	—	N/A
Commercial and industrial	726	745	388	N/A
Consumer and other	30	40	23	N/A
Total:

Construction and land development	1,455	1,455	284	N/A
Agriculture and agriculture real estate (includes farmland)	11	11	5	N/A
1-4 family (includes home equity)	1,495	1,518	293	N/A
Commercial real estate (includes multi-family residential)	221	221	—	N/A
Commercial and industrial	1,080	2,099	388	N/A
Consumer and other	30	40	23	N/A

(1)	Information not available at December 31, 2010.

Credit Quality Indicators. As part of the on-going monitoring of the credit quality of the Company’s loan portfolio and methodology for calculating the allowance for credit losses management assigns and tracks loan grades to be used as credit quality indicators. The following is a general description of the loan grades used:

Grade 1—Credits in this category are of the highest standards of credit quality with virtually no risk of loss. These borrowers would represent top rated companies and individuals with unquestionable financial standing with excellent global cash flow coverage, net worth, liquidity and collateral coverage and/or secured by CD/Savings accounts.

Grade 2—Credits in this category are not immune from risk but are well protected by the collateral and paying capacity of the borrower. These loans may exhibit a minor unfavorable credit factor, but the overall credit if sufficiently strong to minimize the possibility of loss.

Grade 3—Credits in this category constitute an undue and unwarranted credit risk, however the factors do not rise to a level of substandard. These credits have potential weaknesses and/or declining trends that, if not corrected, could expose the bank to risk at a future date. These loans are monitored on the Bank’s internally-generated watch list and evaluated on a quarterly basis.

Grade 4—Credits in this category are considered “substandard” but “non-impaired” loans in accordance with regulatory guidelines. Loans in this category have well-defined weakness that, if not corrected, could make default of principal and interest possible. Loans in this category are still accruing interest and may be dependant upon secondary sources of repayment and/or collateral liquidation.

Grade 5—Credits in this category are deemed “substandard” and “impaired” pursuant to regulatory guidelines. As such, the Bank has determined that it is probable that less than 100% of the principal and interest will be collected. These loans are individually evaluated for a specific reserve valuation and will typically have the accrual of interest stopped.

Grade 6—Credits in this category include “doubtful” loans in accordance with regulatory guidance. Such loans are no longer accruing interest and factors indicated a loss is imminent. These loans are also deemed “impaired.” While a specific reserve may be in place while the loan and collateral is being evaluated these loans are typically charged down to an amount the Bank estimates is collectible.

Grade 7—Credits in this category are deemed a “loss” in accordance with regulatory guidelines and have been charged off or charged down. The Bank may continue collection efforts and may have partial recovery in the future.

The following table presents risk grades and classified loans by class of loan at December 31, 2010. Classified loans include loans in risk grades 5, 6 and 7.

	Construction and Land Development	Agriculture and Agriculture Real Estate (Includes Farmland)	1-4 Family (Includes Home Equity)	Commercial Real Estate (Includes Multi- Family)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Grade 1	$—	$4,057	$—	$—	$41,455	$35,188	$80,700
Grade 2	479,443	136,607	930,110	1,335,222	364,150	83,797	3,329,329
Grade 3	4,492	—	6,571	13,165	858	1	25,087
Grade 4	16,937	77	4,663	22,041	1,883	15	45,616
Grade 5	1,455	11	1,425	221	286	30	3,428
Grade 6	—	—	69	—	794	—	863
Grade 7	—	—	—	—	—	—	—

Total	$502,327	$140,752	$942,838	$1,370,649	$409,426	$119,031	$3,485,023

Charge-offs/recoveries, segregated by class of loans, were as follows:

	Year Ended December 31, 2010
	Charge-offs	Recoveries	Net Charge- offs
	(Dollars in thousands)
Construction and land development	$(5,337)	$277	$(5,060)
1-4 family (includes home equity)	(1,919)	66	(1,853)
Commercial real estate and agriculture (includes multi-family)	(3,293)	101	(3,192)
Commercial and industrial	(2,863)	346	(2,517)
Consumer and other	(2,071)	829	(1,242)

	$(15,483)	$1,619	$(13,864)

Net charge-offs for the each of the years ended December 31, 2010 and 2009 were $13.9 million. Net charge-offs for the year ended December 31, 2008 were $7.6 million.

Allowance for Possible Loan Credit Losses. The allowance for credit losses is a valuation established through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses which it believes is adequate for estimated losses in the Company’s loan portfolio. The amount of the allowance for credit losses is affected by the following: (i) charge-offs of loans that occur when loans are deemed uncollectible and decrease the allowance, (ii) recoveries on loans previously charged off that increase the allowance and (iii) provisions for credit losses charged to earnings that increase the allowance. Based on an evaluation of the loan portfolio and consideration of the factors listed below, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance.

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

•

for construction and land development loans, the perceived feasibility of the project including the ability to sell developed lots or improvements constructed for resale or the ability to lease property constructed for lease, the quality and nature of contracts for presale or prelease, if any, experience and ability of the developer and loan to value ratio;

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

At December 31, 2010, the allowance for credit losses totaled $51.6 million, or 1.48% of total loans. At December 31, 2009, the allowance aggregated $51.9 million or 1.54% of total loans and at December 31, 2008, the allowance was $37.0 million or 1.04% of total loans.

An analysis of activity in the allowance for credit losses is as follows:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Balance at beginning of year	$51,863	$36,970	$32,543
Balance acquired in the 1st Choice acquisition	—	—	2,182
Addition—provision charged to operations	13,585	28,775	9,867
Charge-offs and recoveries:
Loans charged off	(15,483)	(15,399)	(9,182)
Loan recoveries	1,619	1,517	1,560

Net charge-offs	(13,864)	(13,882)	(7,622)

Balance at end of year.	$51,584	$51,863	$36,970

The Company’s allowance for credit losses and recorded investment in loans as of December 31, 2010 related to each balance in the allowance for possible loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology was as follows:

	Construction and Land Development	Agriculture and Agriculture Real Estate (Includes Farmland)	1-4 Family (Includes Home Equity)	Commercial Real Estate (Includes Multi-Family)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses:
Ending balance.	$12,994	$271	$12,837	$20,436	$3,891	$1,155	$51,584
Ending balance: individually evaluated for impairment	284	5	293	—	388	23	993
Ending balance: collectively evaluated for impairment	12,710	266	12,544	20,436	3,503	1,132	50,591
Loans:
Ending balance.	502,327	140,752	942,838	1,370,649	409,426	119,031	3,485,023
Ending balance: individually evaluated for impairment	22,884	88	12,728	35,426	3,821	46	74,993
Ending balance: collectively evaluated for impairment	479,443	140,664	930,110	1,335,223	405,605	118,985	3,410,030

7. FAIR VALUE

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

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to ASC Topic 820.

The following tables present fair value measurements as of December 31, 2010 and 2009:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
2010:
Measured on a recurring basis:
Available for sale securities (at fair value)	$—	$428,553	$—	$428,553

Total December 31, 2010	$—	$428,553	$—	$428,553

2009:
Measured on a recurring basis:
Available for sale securities (at fair value)	$—	$599,503	$—	$599,503

Total December 31, 2009	$—	$599,503	$—	$599,503

Certain assets and liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). These instruments include other real estate owned, repossessed assets, held to maturity debt securities and impaired loans per ASC Topic 310. For the year ended December 31, 2010, the Company had additions to other real estate owned of $34.3 million of which $8.9 million were outstanding December 31, 2010. For the year ended December 31, 2010, the Company had additions to impaired loans of $18.7 million of which $2.8 million were outstanding December 31, 2010. The remaining financial assets and financial liabilities measured at fair value on a non-recurring basis that were recorded in 2010 and remained outstanding at December 31, 2010 were not significant.

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

FASB ASC Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The carrying amount and estimated fair values of the Company’s financial instruments are as follows:

	December 31,
	2010		2009
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash and due from banks	$158,975	$158,975	$194,963	$194,963
Federal funds sold	393	393	354	354
Held to maturity securities	4,188,563	4,310,807	3,518,787	3,633,753
Available for sale securities	428,553	428,553	599,503	599,503
Loans held for investment, net of allowance for credit losses	3,433,439	3,421,488	3,324,840	3,328,393

Total	$8,209,923	$8,320,216	$7,638,447	$7,756,966

Financial liabilities:
Deposits	$7,454,920	$7,467,523	$7,258,550	$7,279,201
Junior subordinated debentures	92,265	92,284	92,265	92,538
Other borrowings	374,433	375,882	26,140	27,331
Securities sold under repurchase agreements	60,659	60,659	72,596	72,596

Total	$7,982,277	$7,996,348	$7,449,551	$7,471,666

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

8. PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	Year Ended December 31,
	2010	2009
	(Dollars in thousands)
Land	$55,776	$48,684
Buildings	117,063	110,229
Furniture, fixtures and equipment	25,097	22,445
Construction in progress	949	1,266

Total	198,885	182,624
Less accumulated depreciation	(39,832)	(33,769)

Premises and equipment, net	$159,053	$148,855

Depreciation expense was $8.3 million, $8.2 million and $7.7 million for the years ended December 31, 2010, 2009 and 2008 respectively.

9. DEPOSITS

Included in interest-bearing deposits are certificates of deposit in amounts of $100,000 or more. These certificates and their remaining maturities at December 31, 2010 were as follows:

December 31, 2010
(Dollars in thousands)
Three months or less	$270,608
Over three through six months	298,953
Over six through 12 months	346,077
Over 12 months	162,562

Total	$1,078,200

Interest expense for certificates of deposit in excess of $100,000 was $19.5 million, $36.3 million and $37.5 million, for the years ended December 31, 2010, 2009 and 2008, respectively.

The Company has no brokered deposits and there are no major concentrations of deposits with any one depositor.

10. OTHER BORROWINGS AND SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

The Company utilizes borrowings to supplement deposits to fund its lending and investment activities. Borrowings consist of funds from the Federal Home Loan Bank (“FHLB”) and correspondent banks. FHLB advances are considered short-term, overnight borrowings and used to control liquidity as needed. At December 31, 2010, the Company had $374.4 million in FHLB borrowings, of which $14.4 million consisted of long-term FHLB notes payable and $360.0 million consisted of short-term overnight borrowings compared with $26.1 million in FHLB borrowings at December 31, 2009, all of which consisted of long-term FHLB notes payable. FHLB advances are available to the Company under a security and pledge agreement. At December 31, 2010, the Company had total funds of $3.28 billion available under this agreement of which $374.4 million was outstanding. The weighted average interest rate paid on the FHLB notes payable at December 31, 2010 was 5.3%. The maturity dates on the FHLB notes payable range from the years 2011 to 2028 and have interest rates ranging from 3.55% to 6.10%. The highest outstanding balance of FHLB advances during 2010 was $465.0 million compared with $231.0 million during 2009. The average rate paid on FHLB advances for the year ended December 31, 2010 was 0.16%.

At December 31, 2010, the Company had $60.7 million in overnight securities sold under repurchase agreements compared with $72.6 million at December 31, 2009, a decrease of $11.9 million or 16.4% with average rates paid of 0.73% and 1.25%, respectively.

The following table presents the Company’s borrowings at December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009
	(Dollars in thousands)
FHLB advances	$360,000	$—
FHLB long-term notes payable	14,433	26,140

Total other borrowings	374,433	26,140
Securities sold under repurchase agreements	60,659	72,596

Total	$435,092	$98,736

11. INCOME TAXES

The components of the provision for federal income taxes are as follows:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Current	$63,555	$61,794	$35,214
Deferred.	539	(4,950)	6,715

Total	$64,094	$56,844	$41,929

The provision for federal income taxes differs from the amount computed by applying the federal income tax statutory rate on income as follows:

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Taxes calculated at statutory rate	$67,131	$59,053	$44,253
Increase (decrease) resulting from:
Tax-exempt interest	(1,951)	(1,825)	(1,698)
Qualified Zone Academy Bond credit	(373)	(373)	(373)
Qualified School Construction Bond credit	(501)	(29)	—
Dividends received deduction	—	—	(106)
BOLI income	(580)	(470)	(704)
Qualified stock options	99	148	205
Other, net	269	340	352

Total	$64,094	$56,844	$41,929

Deferred tax assets and liabilities are as follows:

	December 31,
	2010	2009
	(Dollars in thousands)
Deferred tax assets:
Allowance for credit losses	$17,811	$17,854
Accrued liabilities	3,777	3,484
Certificates of deposit	34	64
Deferred compensation	310	338
ORE write-downs	465	—
Securities	680	989
Restricted stock	1,206	791
Other	26	—

Total deferred tax assets	24,309	23,520

Deferred tax liabilities:
Loans	$(155)	$(325)
Goodwill and core deposit intangibles	(13,723)	(13,032)
Unrealized gain on available for sale securities	(7,702)	(9,049)
Bank premises and equipment	(5,814)	(6,019)
Deferred loan fees and costs	(479)	(399)
Investments in partnerships	(8,785)	(7,857)
Prepaid expenses	(719)	(707)
Other	—	(8)

Total deferred tax liabilities.	(37,377)	(37,396)

Net deferred tax liabilities	$(13,068)	$(13,876)

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and estimates of future taxable income over the periods for which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at December 31, 2010. The change in the Company’s deferred tax assets and liabilities include purchase accounting adjustments.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company had no tax positions at December 31, 2010 or December 31, 2009 that did not meet the more-likely-than not recognition threshold. ASC Topic 740 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. Penalties are recorded in other (gains) losses and interest paid or received is recorded in interest expense or interest income, respectively, in the consolidated statement of income. As of December 31, 2010 and December 31, 2009, the Company has not accrued any interest and penalties related to unrecognized tax benefits. The Company has identified its federal tax return and its state tax return in Texas as “major” tax jurisdictions, as defined. The only periods subject to examination for the Company’s federal return are the 2007 through 2009 tax years.

12. STOCK INCENTIVE PROGRAMS

At December 31, 2010, the Company had three stock-based employee compensation plans and two stock option plans assumed in connection with acquisitions under which no additional options will be granted. The Company accounts for stock-based employee compensation plans using the fair value-based method of accounting in accordance with ASC Topic 718. ASC Topic 718 was effective for companies in 2006; however, the Company has been recognizing compensation expense since January 1, 2003. The Company recognized $3.0 million in stock-based compensation expense for the year ended December 31, 2010 and $1.5 million in stock-based compensation expense for each year ended December 31, 2009 and 2008. There was approximately $964,000, $383,000 and $334,000 of income tax benefit recorded for the stock-based compensation expense for the same periods, respectively.

During 1995, the Company’s Board of Directors approved a stock option plan (the “1995 Plan”) for executive officers and key associates to purchase common stock of Bancshares. A total of 675,000 options have been granted under the 1995 Plan as of December 31, 2010. The maximum number of shares reserved for issuance pursuant to options granted under the 1995 Plan was 680,000 (after two-for-one and four-for-one stock splits). Options to purchase a total of 3,750 shares of common stock of Bancshares granted under the 1995 Plan were outstanding at December 31, 2010, of which no options were exercisable. The 1995 Plan has expired and therefore no additional options may be issued from the 1995 Plan.

During 1998, the Company’s Board of Directors and shareholders approved the Prosperity Bancshares, Inc. 1998 Stock Incentive Plan (the “1998 Plan”) which authorizes the issuance of up to 920,000 (after two-for-one stock split) shares of the common stock of Bancshares under both non-qualified and incentive stock options to employees and non-qualified stock options to directors who are not employees. The 1998 Plan also provides for the granting of restricted stock awards, stock appreciation rights, phantom stock awards and performance awards on substantially similar terms. A total of 819,500 options have been granted under the 1998 Plan as of December 31, 2010. Options to purchase a total of 460,764 shares of common stock of Bancshares granted under the 1998 Plan were outstanding at December 31, 2010, of which 296,039 options were exercisable. The 1998 Plan has expired and therefore no additional options may be issued from the 1998 Plan.

In December 2004, the Company’s Board of Directors established the Prosperity Bancshares, Inc. 2004 Stock Incentive Plan (the “2004 Plan”), which was approved by the Company’s shareholders on February 23, 2005. The 2004 Plan authorizes the issuance of up to 1,250,000 shares of common stock upon the exercise of options granted under the 2004 Plan or upon the grant or exercise, as the case may be, of other awards granted under the 2004 Plan. The 2004 Plan provides for the granting of incentive and nonqualified stock options to employees and nonqualified stock options to directors who are not employees. The 2004 Plan also provides for the granting of shares of restricted stock, stock appreciation rights, phantom stock awards and performance awards on substantially similar terms. A total of 199,500 options and 449,976 shares of restricted stock have been granted under the 2004 Plan as of December 31, 2010. Options to purchase a total of 199,500 shares of common stock of Bancshares granted under the 2004 Plan were outstanding at December 31, 2010, of which 55,250 were exercisable. At December 31, 2010, 353,500 shares of restricted stock were outstanding and subject to forfeiture restrictions. Remaining shares available for grant under the 2004 Plan totaled 600,524 at December 31, 2010.

On April 1, 2006, the Company acquired SNB Bancshares, Inc. The options to purchase shares of SNB Bancshares, Inc. common stock outstanding at the effective time of the transaction were converted into options to purchase a total of 467,578 shares of Bancshares common stock at exercise prices ranging from $8.15 to $17.63 per share. The converted options are governed by the original plan under which they were issued. Options to purchase a total of 15,566 shares of common stock of Bancshares granted under the 2004 Plan were outstanding at December 31, 2010.

On January 31, 2007, the Company acquired Texas United Bancshares, Inc. The options to purchase shares of Texas United Bancshares, Inc. common stock outstanding at the effective time of the transaction were converted into options to purchase a total of 179,956 shares of Bancshares common stock at exercise prices ranging from $17.99 to $18.86 per share. The converted options are governed by the original plan under which they were issued. Options to purchase a total of 16,000 shares of common stock of Bancshares granted under the 2004 Plan were outstanding at December 31, 2010.

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

The fair value of options was estimated using an option-pricing model with the following weighted average assumptions:

	December 31,
	2010	2009	2008
Expected life in years	5.19	5.12	5.03
Risk free interest rate	3.82%	3.94%	4.13%
Volatility(1)	21.12%	21.25%	21.21%
Dividend yield	1.23%	1.25%	1.21%

(1)	Volatility is a measure of fluctuations in the Company’s share price.

A summary of changes in outstanding vested and unvested options during the three year period ended December 31, 2010 is set forth below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Options outstanding, January 1, 2008	1,088	$23.26
Options granted	5	24.43
Options forfeited	(15)	21.11
Options exercised	(161)	16.16

Options outstanding, December 31, 2008	917	$24.58	5.36	$4,600

Options granted	72	30.64
Options forfeited	(20)	28.40
Options exercised	(113)	17.86

Options outstanding, December 31, 2009	856	$25.88	4.97	$12,481

Options granted	—	—
Options forfeited	(19)	25.68
Options exercised	(141)	19.16

Options outstanding, December 31, 2010	696	$27.24	4.48	$8,374

Options vested or expected to vest, December 31, 2010	675	$26.98	4.42	$8,302
Options vested, December 31, 2010	383	$25.69	3.64	$5,203

The total intrinsic value of the options exercised during the year ended December 31, 2010 and 2009 was $2.8 million and $2.6 million, respectively. The total fair value of shares vested and forfeited during the year ended December 31, 2010 was $273,000 and $118,000, respectively.

A summary of changes in unvested options during the three year period ended December 31, 2010 is set forth below:

	Number of Options	Weighted Average Grant Date Fair Value
	(In thousands)
Unvested options outstanding, January 1, 2008	707	$6.52
Options granted	5	3.85
Unvested options forfeited	(4)	5.52
Options vested	(179)	5.54

Unvested options outstanding, December 31, 2008	529	$6.83
Options granted	72	6.31
Unvested options forfeited	(15)	6.98
Options vested	(210)	6.63

Unvested options outstanding, December 31, 2009	376	$6.78
Options granted	—	—
Unvested options forfeited	(17)	6.75
Options vested	(46)	5.98

Unvested options outstanding, December 31, 2010	313	$6.89

The Company received $2.7 million, $2.0 million and $2.6 million in cash from the exercise of stock options during the years ended December 31, 2010, 2009 and 2008, respectively. There was no tax benefit realized from exercises of the stock-based compensation arrangements during the years ended December 31, 2010 and 2009.

As of December 31, 2010, there was $10.2 million of total unrecognized compensation expense related to stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 3.5 years.

The following table presents information relating to the Company’s stock options outstanding at December 31, 2010:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Number Outstanding	Weighted Average Exercise Price
$ 0.00 - $ 5.00	—	$—	—	—	$—
$ 5.01 - $10.00	1,534	8.15	1.92	1,534	8.15
$10.01 - $15.00	3,000	10.01	—	3,000	10.01
$15.01 - $20.00	64,532	18.66	2.71	64,532	18.66
$20.01 - $25.00	42,500	23.70	3.87	37,500	23.61
$25.01 - $30.00	442,014	27.35	3.99	251,039	27.37
$30.01 - $35.00	142,000	32.31	7.16	25,250	32.93

	695,580	$27.24	4.48	382,855	$25.69

13. OTHER NONINTEREST INCOME AND EXPENSE

Other noninterest income and expense totals are presented in the following tables. Components of these totals exceeding 1% of the aggregate of total net interest income and total noninterest income for any of the years presented and other amounts the Company elected to present are stated separately.

	Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Other noninterest income
Banking related service fees	$2,166	$2,009	$1,963
Brokered mortgage income	205	305	330
Income from leased assets	294	318	1,079
BOLI	1,658	1,344	2,011
(Losses) gains on sales of assets (net)	(3,860)	839	(1,486)
Other	3,120	3,540	2,688

Total	$3,583	$8,355	$6,585

Other noninterest expense
Communications expense	$7,781	$8,466	$6,582
Ad valorem and franchise taxes	3,947	3,561	2,884
Regulatory assessments and FDIC insurance	11,039	13,662	1,843
Printing and supply expense	1,951	2,250	1,832
Travel and development expense	1,691	1,749	2,155
Professional fee expense	3,099	4,419	1,688
Other real estate expense	3,483	3,205	417
Other	7,919	8,331	6,040

Total	$40,910	$45,643	$23,441

14. PROFIT SHARING PLAN

The Company has adopted a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code whereby the participants may contribute a percentage of their compensation as permitted under the Code. Matching contributions are made at the discretion of the Company. Presently, the Company matches 50% of an employee’s contributions, up to 15% of such employee’s compensation, not to exceed the maximum allowable pursuant to the Internal Revenue Code and excluding catch-up contributions. Such matching contributions were approximately $2.0 million, $1.9 million and $1.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

15. OFF-BALANCE SHEET ARRANGEMENTS, COMMITMENTS AND CONTINGENCIES

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of December 31, 2010 (other than deposit obligations and securities sold repurchase agreements). The Company’s future cash payments associated with its contractual obligations pursuant to its junior subordinated debentures, FHLB notes payable and operating leases as of December 31, 2010 are summarized below. Payments for junior subordinated debentures include interest of $67.8 million that will be paid over the future periods. The future interest payments were calculated using the current rate in effect at December 31, 2010. With respect to floating interest rates, the payments were determined based on the 3-month LIBOR in effect at December 31, 2010. The current principal balance of the junior subordinated debentures at December 31, 2010 was $92.3 million. Payments for FHLB notes payable include interest of $4.2 million that will be paid over the future periods. Payments related to leases are based on actual payments specified in underlying contracts.

	Payments due in:
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Junior subordinated debentures	$3,080	$6,159	$6,159	$144,712	$160,110
Federal Home Loan Bank notes payable	2,226	3,356	3,837	9,211	18,630
Federal Home Loan Bank advances	360,000	—	—	—	360,000
Operating leases	5,606	9,293	5,318	1,376	21,593

Total.	$370,912	$18,808	$15,314	$155,299	$560,333

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

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit expiring by period as of December 31, 2010 are summarized below.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$13,858	$1,274	$50	$—	$15,182
Commitments to extend credit	292,445	55,033	4,576	140,730	492,784

Total	$306,303	$56,307	$4,626	$140,730	$507,966

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

Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for credit losses. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts disclosed above do not necessarily represent future cash funding requirements. At December 31, 2010, $87.2 million of commitments to extend credit have fixed rates ranging from 1.65% to 18.00%.

The Company evaluates customer creditworthiness on a case-by-case basis. The amount of collateral obtained, if considered necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer.

Leases—The following table presents a summary of non-cancelable future operating lease commitments as of December 31, 2010 (dollars in thousands):

2011	$5,606
2012	5,064
2013	4,229
2014	3,205
2015	2,113
Thereafter	1,376

Total	$21,593

It is expected that in the normal course of business, expiring leases will be renewed or replaced by leases on other property or equipment.

Rent expense under all noncancelable operating lease obligations aggregated approximately $5.3 million for the year ended December 31, 2010, $5.1 million for the year ended December 31, 2009 and $4.7 million for the year ended December 31, 2008.

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

To meet the capital adequacy requirements, the Company and the Bank must maintain minimum capital amounts and ratios as defined in the regulations. As of December 31, 2010, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2010, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There have been no conditions or events since that notification which management believes have changed the Bank’s category.

The following is a summary of the Company’s and the Bank’s capital ratios at December 31, 2010 and 2009:

	Actual		For Capital Adequacy Purposes		To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
CONSOLIDATED:
As of December 31, 2010
Total Capital (to Risk Weighted Assets)	$626,087	14.87%	$336,901	8.00%	N/A	N/A
Tier I Capital (to Risk Weighted Assets)	574,503	13.64	168,451	4.00	N/A	N/A
Tier I Capital (to Average Tangible Assets)	574,503	6.87	251,044	3.00	N/A	N/A

As of December 31, 2009
Total Capital (to Risk Weighted Assets)	$562,295	13.86%	$324,654	8.00%	N/A	N/A
Tier I Capital (to Risk Weighted Assets)	511,567	12.61	162,327	4.00	N/A	N/A
Tier I Capital (to Average Tangible Assets)	511,567	6.47	237,199	3.00	N/A	N/A

PROSPERITY BANK® ONLY:
As of December 31, 2010
Total Capital (to Risk Weighted Assets)	$613,796	14.60%	$336,418	8.00%	$405,208	10.00%
Tier I Capital (to Risk Weighted Assets)	562,212	13.37	168,209	4.00	243,125	6.00
Tier I Capital (to Average Tangible Assets)	562,212	6.72	250,863	3.00	394,991	5.00

As of December 31, 2009
Total Capital (to Risk Weighted Assets)	$548,906	13.55%	$324,166	8.00%	$405,208	10.00%
Tier I Capital (to Risk Weighted Assets)	498,255	12.30	162,083	4.00	243,125	6.00
Tier I Capital (to Average Tangible Assets)	498,255	6.31	236,994	3.00	394,991	5.00

Dividends paid by Bancshares and the Bank are subject to restrictions by certain regulatory agencies. Dividends paid by Bancshares during the years ended December 31, 2010, 2009 and 2008 were $29.8 million, $26.2 million and $23.4 million, respectively. Dividends paid by the Bank to Bancshares during the years ended December 31, 2010, 2009 and 2008 were $27.4 million, $24.5 million and $63.0 million, respectively.

17. JUNIOR SUBORDINATED DEBENTURES

At December 31, 2010 and 2009, the Company had outstanding $92.3 million in junior subordinated debentures issued to the Company’s unconsolidated subsidiary trusts.

A summary of pertinent information related to the Company’s eight issues of junior subordinated debentures outstanding at December 31, 2010 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate(1)	Junior Subordinated Debt Owed to Trusts	Maturity Date(2)
Prosperity Statutory Trust II	July 31, 2001	$15,000,000	3 month LIBOR + 3.58%, not to exceed 12.50%	$15,464,000	July 31, 2031

Prosperity Statutory Trust III	Aug. 15, 2003	12,500,000	3 month LIBOR + 3.00%(3)	12,887,000	Sept. 17, 2033

Prosperity Statutory Trust IV	Dec. 30, 2003	12,500,000	3 month LIBOR + 2.85%(4)	12,887,000	Dec. 30, 2033

SNB Capital Trust IV(5)	Sept. 25, 2003	10,000,000	3 month LIBOR + 3.00%	10,310,000	Sept. 25, 2033

TXUI Statutory Trust I(6)	Sept. 07, 2000	7,000,000	10.60%	7,210,000	Sept. 07, 2030

TXUI Statutory Trust II(6)	Dec. 19, 2003	5,000,000	3 month LIBOR + 2.85%(7)	5,155,000	Dec. 19, 2033

TXUI Statutory Trust III(6)	Nov. 30, 2005	15,500,000	3 month LIBOR + 1.39%	15,980,000	Dec. 15, 2035

TXUI Statutory Trust IV(6)	Mar. 31, 2006	12,000,000	3 month LIBOR + 1.39%	12,372,000	June 30, 2036

				$92,265,000

(1)	The 3-month LIBOR in effect as of December 31, 2010 was 0.30281%.
(2)	All debentures are callable five years from issuance date except for TXUI Statutory Trust I which is callable ten years from issuance date.
(3)	The debentures bore a fixed interest rate of 6.50% until September 17, 2008, when the rate began to float on a quarterly basis based on the 3-month LIBOR plus 3.00%.
(4)	The debentures bore a fixed interest rate of 6.50% until December 30, 2008, when the rate began to float on a quarterly basis based on the 3-month LIBOR plus 2.85%.
(5)	Assumed in connection with the SNB acquisition on April 1, 2006.
(6)	Assumed in connection with the TXUI acquisition on January 31, 2007.
(7)	The debentures bore a fixed interest rate until January 23, 2009, when the rate began to float on a quarterly basis based on the 3-month LIBOR plus 2.85%.

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

18. PARENT COMPANY ONLY FINANCIAL STATEMENTS

PROSPERITY BANCSHARES, INC.

(Parent Company Only)

CONDENSED BALANCE SHEETS

	December 31,
	2010	2009
	(Dollars in thousands)
ASSETS
Cash	$1,158	$562
Investment in subsidiary	1,525,610	1,423,499
Investment in capital and statutory trusts	2,765	2,765
Goodwill	3,982	3,982
Other assets	11,891	13,511

TOTAL	$1,545,406	$1,444,319

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accrued interest payable and other liabilities	$802	$809
Junior subordinated debentures	92,265	92,265

Total liabilities	93,067	93,074

SHAREHOLDERS’ EQUITY:
Common stock	46,721	46,578
Capital surplus.	876,050	870,460
Retained earnings	515,871	418,008
Unrealized gain on available for sale securities, net of tax benefit	14,304	16,806
Less treasury stock, at cost, 37,088 shares	(607)	(607)

Total shareholders’ equity	1,452,339	1,351,245

TOTAL	$1,545,406	$1,444,319

PROSPERITY BANCSHARES, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
OPERATING INCOME:
Dividends from subsidiaries	$27,400	$24,500	$63,000
Other income	150	164	265

Total income	27,550	24,664	63,265

OPERATING EXPENSE:
Junior subordinated debentures interest expense	3,250	3,760	6,439
Stock-based compensation expense (includes restricted stock)	3,037	1,515	1,542
Other expenses	358	380	673

Total operating expense	6,645	5,655	8,654

INCOME BEFORE INCOME TAX BENEFIT AND EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	20,905	19,009	54,611
FEDERAL INCOME TAX BENEFIT	2,191	1,792	2,753

INCOME BEFORE EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	23,096	20,801	57,364
EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	104,612	91,078	27,143

NET INCOME	$127,708	$111,879	$84,507

PROSPERITY BANCSHARES, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$127,708	$111,879	$84,507
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(104,612)	(91,078)	(27,143)
Stock based compensation expense (includes restricted stock)	3,037	1,515	1,542
Decrease (increase) in other assets	1,620	(3,751)	4,513
Decrease in accrued interest payable and other liabilities	(8)	(140)	(276)

Net cash provided by operating activities	27,745	18,425	63,143

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions	—	—	(18,758)
Cash acquired from acquisitions	—	—	431

Net cash used in investing activities	—	—	(18,327)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercises	2,696	2,026	2,598
Redemption of junior subordinated debentures (net)	—	—	(20,620)
Payments of cash dividends	(29,845)	(26,234)	(23,377)

Net cash used in financing activities	(27,149)	(24,208)	(41,399)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	596	(5,783)	3,417
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	562	6,345	2,928

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,158	$562	$6,345