Form 10-Q
period 2011-03-31
PROSPERITY BANCSHARES INC
filed 2011-05-09
CIK 1068851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

As of May 4, 2011, there were 46,885,976 outstanding shares of the registrant’s Common Stock, par value $1.00 per share.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

INDEX TO FORM 10-Q

		Page
PART I - FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements	1
	Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010 (unaudited)	1
	Consolidated Statements of Income for the Three Months Ended March 31, 2011 and 2010 (unaudited)	2
	Consolidated Statements of Changes in Shareholders’ Equity for the Year Ended December 31, 2010 and for the Three Months Ended March 31, 2011 (unaudited)	3
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010 (unaudited)	4
	Notes to Interim Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	37
Item 4.	Controls and Procedures	37

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3.	Defaults upon Senior Securities	38
Item 4.	Removed and Reserved	38
Item 5.	Other Information	38
Item 6.	Exhibits	38
Signatures		39

PART I – FINANCIAL INFORMATION

ITEM 1.	INTERIM CONSOLIDATED FINANCIAL STATEMENTS

PROSPERITY BANCSHARES, INC®. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2011	December 31, 2010
	(In thousands, except share data)
ASSETS
Cash and due from banks	$145,521	$158,975
Federal funds sold	517	393

Total cash and cash equivalents	146,038	159,368
Securities available for sale, at fair value (amortized cost of $376,289 and $406,546, respectively)	397,377	428,553
Securities held to maturity, at cost (fair value of $4,518,166 and $4,310,807, respectively)	4,401,265	4,188,563
Loans held for investment	3,572,920	3,485,023
Allowance for credit losses	(51,760)	(51,584)

Loans, net	3,521,160	3,433,439
Accrued interest receivable	29,803	29,935
Goodwill	924,537	924,258
Core deposit intangibles, net of accumulated amortization of $52,412 and $50,378, respectively	26,742	28,776
Bank premises and equipment, net	159,050	159,053
Other real estate owned	10,465	11,053
Bank Owned Life Insurance (BOLI)	49,020	48,697
Federal Home Loan Bank stock	20,343	24,982
Other assets	37,147	39,895

TOTAL ASSETS	$9,722,947	$9,476,572

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$1,730,427	$1,673,190
Interest-bearing	6,085,957	5,781,730

Total deposits	7,816,384	7,454,920
Other borrowings	228,092	374,433
Securities sold under repurchase agreements	51,847	60,659
Accrued interest payable	3,518	4,014
Other liabilities	57,553	37,942
Junior subordinated debentures	85,055	92,265

Total liabilities	8,242,449	8,024,233

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $1 par value; 200,000,000 shares authorized; 46,818,714 and 46,721,114 shares issued at March 31, 2011 and December 31, 2010, respectively; 46,781,626 and 46,684,026 shares outstanding at March 31, 2011 and December 31, 2010, respectively	46,819	46,721
Capital surplus	879,016	876,050
Retained earnings	541,563	515,871
Accumulated other comprehensive income — net unrealized gain on available for sale securities, net of tax of $7,381 and $7,702, respectively	13,707	14,304
Less treasury stock, at cost, 37,088 shares	(607)	(607)

Total shareholders’ equity	1,480,498	1,452,339

TOTAL LIABILITIES AND SHAREHOLDERS’
EQUITY	$9,722,947	$9,476,572

See notes to interim condensed consolidated financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$52,200	$51,453
Securities	41,204	45,014
Federal funds sold	5	29

Total interest income	93,409	96,496

INTEREST EXPENSE:
Deposits	11,512	17,485
Junior subordinated debentures	1,147	791
Notes payable and other borrowings	337	448

Total interest expense	12,996	18,724

NET INTEREST INCOME	80,413	77,772
PROVISION FOR CREDIT LOSSES	1,700	4,410

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	78,713	73,362

NONINTEREST INCOME:
Customer service fees	12,042	11,589
Other	1,825	1,389

Total noninterest income	13,867	12,978

NONINTEREST EXPENSE:
Salaries and employee benefits	23,204	21,112
Net occupancy expense	3,648	3,434
Depreciation expense	2,021	2,006
Data processing	1,672	1,415
Communications expense	1,692	2,019
Core deposit intangibles amortization	2,034	2,290
Other	7,424	7,449

Total noninterest expense	41,695	39,725

INCOME BEFORE INCOME TAXES	50,885	46,615
PROVISION FOR INCOME TAXES	17,007	15,617

NET INCOME	$33,878	$30,998

EARNINGS PER SHARE
Basic	$0.72	$0.67

Diluted	$0.72	$0.66

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
	(Amounts in thousands, except share and per share data)
BALANCE AT JANUARY 1, 2010	46,577,968	$46,578	$870,460	$418,008	$16,806	$(607)	$1,351,245
Comprehensive Income:
Net income				127,708			127,708
Net change in unrealized gain on available for sale securities (net of tax of $1,347)					(2,502)		(2,502)

Total comprehensive income							125,206
Common stock issued in connection with the exercise of stock options and restricted stock awards	143,146	143	2,553				2,696
Stock based compensation expense			3,037				3,037
Cash dividends declared, $0.64 per share				(29,845)			(29,845)

BALANCE AT DECEMBER 31, 2010	46,721,114	46,721	876,050	515,871	14,304	(607)	1,452,339
Comprehensive income:
Net income				33,878			33,878
Net change in unrealized gain on available for sale securities (net of tax of $321)					(597)		(597)

Total comprehensive income							33,281
Common stock issued in connection with the exercise of stock options and restricted stock awards	97,600	98	2,259				2,357
Stock based compensation expense			707				707
Cash dividends declared, $0.175 per share				(8,186)			(8,186)

BALANCE AT MARCH 31, 2011	46,818,714	$46,819	$879,016	$541,563	$13,707	$(607)	$1,480,498

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$33,878	$30,998
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,055	4,296
Provision for credit losses	1,700	4,410
Net premium amortization on investments	6,980	2,324
Stock based compensation expense	707	791
Net accretion of discount on loans and deposits	(50)	(237)
(Gain) loss on sale of assets and other real estate	(4)	294
Decrease in other assets and accrued interest receivable	7,195	5,474
Increase in accrued interest payable and other liabilities	19,295	13,998

Net cash provided by operating activities	73,756	62,348

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of held to maturity securities	334,446	245,201
Purchase of held to maturity securities	(554,369)	(689,171)
Proceeds from maturities and principal paydowns of available for sale securities	30,497	536,284
Purchase of available for sale securities	—	(499,999)
Net (increase) decrease in loans	(94,435)	41,278
Cash and cash equivalents acquired in the purchase of U.S. Bank branches	—	344,722
Premium paid for U.S. Bank branches	—	(13,136)
Purchase of bank premises and equipment	(2,288)	(6,297)
Net proceeds from sale of bank premises, equipment and other real estate	5,628	9,806

Net cash used in investing activities	(280,521)	(31,312)

(Table continued on following page)

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits	$57,237	$(14,412)
Net increase (decrease) in interest-bearing deposits	304,390	(21,082)
Net repayments of short-term borrowings	(146,000)	—
Net repayments of long-term borrowings	(341)	(10,261)
Net repayments from securities sold under repurchase agreements	(8,812)	(4,155)
Redemption of junior subordinated debentures	(7,210)	—
Proceeds from exercise of stock options	2,357	886
Payments of cash dividends	(8,186)	(7,218)

Net cash provided by (used in) financing activities	193,435	(56,242)

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(13,331)	$(25,206)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	159,368	195,317
CASH AND CASH EQUIVALENTS, END OF PERIOD	$146,038	$170,111

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$13,492	$18,894
Cash paid for income taxes	2,000	3,250
Noncash investing and financing activities-acquisition of real estate through foreclosure of collateral	5,935	17,967

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

(UNAUDITED)

1. BASIS OF PRESENTATION

The interim consolidated financial statements include the accounts of Prosperity Bancshares, Inc.® (the “Company”) and its wholly-owned subsidiaries, Prosperity Bank® (the “Bank”) and Prosperity Holdings of Delaware, LLC. All significant inter-company transactions and balances have been eliminated.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Operating results for the three-month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or any other period.

2. INCOME PER COMMON SHARE

The following table illustrates the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2011	2010
	(In thousands, except per share data)
Net income available to shareholders	$33,878	$30,998

Weighted average shares outstanding	46,733	46,553
Potential dilutive shares	209	305

Weighted average shares and equivalents outstanding	46,942	46,858

Basic earnings per share	$0.72	$0.67

Diluted earnings per share	$0.72	$0.66

The incremental shares for the assumed exercise of the outstanding options were determined by application of the treasury stock method. There were no stock options exercisable during the quarter ended March 31, 2011 or 2010 that would have had an anti-dilutive effect on the above computation.

3. NEW ACCOUNTING STANDARDS

Accounting Standards Updates

ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures About Fair Value Measurements.” ASU 2010-06 requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) company’s should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

(UNAUDITED)

value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy was required for the Company beginning January 1, 2011. The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective for the Company on January 1, 2010.

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

ASU No. 2010-28, “Intangibles—Goodwill and Other (Topic 350)—When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist such as if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ASU 2010-28 became effective for the Company on January 1, 2011 and did not have a significant impact on the Company’s financial statements.

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

ASU No. 2011-01, “Deferral of the Effective Date of Disclosures About Troubled Debt Restructurings in Update No. 2010-20”. ASU 2011-01 temporarily defers the effective date in ASU 2010-20 for public-entity creditors’ disclosures about troubled debt restructurings (TDRs) until the Board finalizes its project on determining what constitutes a TDR for a creditor. ASU 2011-01 is effective for the Company upon issuance and is not expected have a significant impact on the Company’s financial statements.

ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. ASU 2011-02 provides additional guidance or clarification to help determine whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The adoption of ASU 2011-02 is not expected to have a significant impact on the Company’s financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

(UNAUDITED)

4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The loan portfolio consists of various types of loans made principally to borrowers located in South and Southeast Texas, Houston, Central Texas, Bryan/College Station, East Texas, Corpus Christi and Dallas/Fort Worth and is classified by major type as follows:

	March 31, 2011	December 31, 2010
	(Dollars in thousands)
Commercial and industrial	$429,208	$409,426
Real estate:
Construction and land development	494,159	502,327
1-4 family residential	882,807	824,057
Home equity	123,696	118,781
Commercial mortgage	1,299,680	1,288,023
Agriculture real estate	103,159	98,871
Multi-family residential	85,351	82,626
Agriculture	41,376	41,881
Consumer (net of unearned discount)	82,626	87,977
Other	30,858	31,054

Total	$3,572,920	$3,485,023

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

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

(UNAUDITED)

(ii) Commercial Mortgages. The Company makes commercial mortgage loans collateralized by owner-occupied and non-owner-occupied real estate to finance the purchase of real estate. The Company’s commercial mortgage loans are collateralized by first liens on real estate, typically have variable interest rates (or five year or less fixed rates) and amortize over a 15 to 20 year period. Payments on loans secured by such properties are often dependent on the successful operation or management of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than other types of loans. The Company seeks to minimize these risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition in connection with underwriting these loans. The underwriting analysis also includes credit verification, analysis of global cash flow, appraisals and a review of the financial condition of the borrower. At March 31, 2011, approximately 35.3% of the outstanding principal balance of the Company’s commercial real estate loans was secured by owner-occupied properties. At March 31, 2011, the Company had commercial real estate loans totaling $1.88 billion which include the categories of construction and land development loans, commercial mortgage loans and multi-family residential loans.

(iii) 1-4 Family Residential Loans. The Company originates 1-4 family residential mortgage loans collateralized by owner-occupied residential properties located in the Company’s market areas. The Company offers a variety of mortgage loan products which generally are amortized over five to 25 years. Loans collateralized by 1-4 family residential real estate generally have been originated in amounts of no more than 89% of appraised value or have mortgage insurance. The Company requires mortgage title insurance and hazard insurance. The Company has elected to keep all 1-4 family residential loans for its own account rather than selling such loans into the secondary market. By doing so, the Company is able to realize a higher yield on these loans; however, the Company also incurs interest rate risk as well as the risks associated with nonpayments on such loans.

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

(vi) Consumer Loans. Consumer loans made by the Company include direct credit automobile loans, recreational vehicle loans, boat loans, home improvement loans, home equity loans, personal loans (collateralized and uncollateralized) and deposit account collateralized loans. The terms of these loans typically range from 12 to 120 months and vary based upon the nature of collateral and size of loan. Generally, consumer loans entail greater risk than do real estate secured loans, particularly in the case of consumer loans that are unsecured or collateralized by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan balance. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

(UNAUDITED)

continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws may limit the amount which can be recovered on such loans.

The Company maintains an independent loan review department that reviews and validates the credit risk program on a periodic basis. Results of these reviews are presented to management. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as the Company’s policies and procedures.

Concentrations of Credit. Most of the Company’s lending activity occurs within the State of Texas, including the four largest metropolitan areas of Austin, Dallas/Ft. Worth, Houston and San Antonio, as well as other markets. The majority of the Company’s loan portfolio consists of commercial and industrial and commercial real estate loans. As of March 31, 2011 and December 31, 2010, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

Foreign Loans. The Company has U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at March 31, 2011 or December 31, 2010.

Related Party Loans. As of March 31, 2011 and December 31, 2010, loans outstanding to directors, officers and their affiliates totaled $6.6 million and $12.8 million, respectively. All transactions entered into between the Company and such related parties are done in the ordinary course of business, made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related-party loans is as follows:

	March 31, 2011	December 31, 2010
	(Dollars in thousands)
Beginning balance	$12,783	$15,540
New loans and reclassified related loans	76	910
Repayments	(6,272)	(3,667)

Ending balance	$6,587	$12,783

Nonaccrual and Past Due Loans. The Company has several procedures in place to assist it in maintaining the overall quality of its loan portfolio. The Company has established underwriting guidelines to be followed by its officers and the Company also monitors its delinquency levels for any negative or adverse trends. There can be no assurance, however, that the Company’s loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general economic conditions.

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

MARCH 31, 2011

(UNAUDITED)

The Company requires appraisals on loans collateralized by real estate. With respect to potential problem loans, an evaluation of the borrower’s overall financial condition is made to determine the need, if any, for possible writedowns or appropriate additions to the allowance for credit losses.

As of the dates indicated, nonaccrual loans, segregated by class of loans, were as follows:

	March 31, 2011	December 31, 2010
	(Dollars in thousands)
Construction and land development	$178	$1,417

Agriculture and agriculture real estate	17	11

1-4 family (includes home equity)	711	1,559

Commercial real estate (includes multi-family residential)	539	235

Commercial and industrial	812	1,179

Consumer and other	22	38

Total	$2,279	$4,439

An age analysis of past due loans, segregated by class of loans, as of March 31, 2011 was as follows:

	As of March 31, 2011
	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Accruing Loans 90 or More Days Past Due
	(Dollars in thousands)
Construction and land development	$3,550	$253	$3,803	$490,356	$76
Agriculture and agriculture real estate	286	11	297	144,238	—
1-4 family (includes home equity)	4,990	481	5,471	1,001,032	—
Commercial real estate (includes multi- family residential)	8,175	526	8,701	1,376,330	—
Commercial and industrial	2,257	738	2,995	426,213	—
Consumer and other	310	14	324	113,160	—

Total	$19,568	$2,023	$21,591	$3,551,329	$76

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

(UNAUDITED)

The following table presents information regarding past due loans and nonperforming assets at the dates indicated:

	March 31, 2011	December 31, 2010
	(Dollars in thousands)
Nonaccrual loans	$2,279	$4,439

Accruing loans 90 or more days past due	76	189

Total nonperforming loans	2,355	4,628

Repossessed assets	68	161

Other real estate	10,465	11,053

Total nonperforming assets	$12,888	$15,842

Nonperforming assets to total loans and other real estate	0.36%	0.45%

The Company’s conservative lending approach has resulted in strong asset quality. The Company had $12.9 million in nonperforming assets at March 31, 2011 compared with $15.8 million at December 31, 2010. If interest on nonaccrual loans had been accrued under the original loan terms, approximately $86,000 would have been recorded as income for the three months ended March 31, 2011.

Impaired Loans. Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

(UNAUDITED)

Impaired loans as of March 31, 2011 are set forth in the following table. No interest income was recognized on impaired loans subsequent to their classification as impaired. The average recorded investment is reported on a year-to-date basis.

	March 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
	(Dollars in thousands)
With no related allowance recorded:

Construction and land development	$—	$—	$—	$63
Agriculture and agriculture real estate	6	7	—	3
1-4 family (includes home equity)	262	279	—	246
Commercial real estate (includes multi-family residential)	526	526	—	374
Commercial and industrial	326	1,326	—	340
Consumer and other	7	7	—	4
With an allowance recorded:

Construction and land development	128	128	23	728
Agriculture and agriculture real estate	11	11	5	11
1-4 family (includes home equity)	125	133	74	695
Commercial real estate (includes multi-family residential)	360	360	260	180
Commercial and industrial	493	685	440	609
Consumer and other	15	26	10	22

Total:

Construction and land development	128	128	23	791
Agriculture and agriculture real estate	17	18	5	14
1-4 family (includes home equity)	387	412	74	941
Commercial real estate (includes multi-family residential)	886	886	260	554
Commercial and industrial	819	2,011	440	949
Consumer and other	22	33	10	26

Credit Quality Indicators. As part of the ongoing monitoring of the credit quality of the corporations loan portfolio and methodology for calculating the allowance for credit losses, management assigns and tracks loan grades to be used as credit quality indicators. The following is a general description of the loan grades used (1-7):

Grade 1 – Credits in this category are of the highest standards of credit quality with virtually no risk of loss. These borrowers would represent top rated companies and individuals with unquestionable financial standing with excellent global cash flow coverage, net worth, liquidity and collateral coverage and/or secured by CD/savings accounts.

Grade 2 – Credits in this category are not immune for risk but are well-protected by the collateral and paying capacity of the borrower. These loans may exhibit a minor unfavorable credit factor, but the overall credit is sufficiently strong to minimize the possibility of loss.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

(UNAUDITED)

Grade 3 – Credits graded 3 constitute an undue and unwarranted credit risk, however the factors do not rise to a level of substandard. These credits have potential weaknesses and/or declining trends that, if not corrected, could expose the bank to risk at a future date. Credits graded 3 are monitored on the banks internally generated watch list and evaluated on a quarterly basis.

Grade 4 – Credits in this category are deemed “substandard” loans in accordance with regulatory guidelines. Loans in this category have well-defined weakness that, if not corrected, could make default of principal and interest possible, but it is not yet certain. Loans in this category are still accruing interest and may be dependent upon secondary sources of repayment and/or collateral liquidation.

Grade 5 – Credits in this category are deemed “substandard” and “impaired” pursuant to regulatory guidelines. As such, the Bank has determined that it is probable that less than 100% of the principal and interest will be collected. Loans graded 5 are individually evaluated for a specific reserve valuation and will typically have the accrual of interest stopped.

Grade 6 – Credits in this category include “doubtful” loans in accordance with regulatory guidance. Such loans are on nonaccrual and factors have indicated a loss is imminent. These loans are also deemed “impaired.” While a specific reserve may be in place while the loan and collateral is being evaluated these loans are typically charged down to an amount the bank deems can be collected.

Grade 7 – Credits in this category are deemed a “loss” in accordance with regulatory guidelines and charged off or charged down. The bank may continue collection efforts and may have partial recovery in the future.

The following table presents risk grades and classified loans by class of loan at March 31, 2011. Classified loans include loans in Risk Grades 5, 6 and 7.

	Construction and Land Development	Agriculture and Agriculture Real Estate	1-4 Family (Includes Home Equity)	Commercial Real Estate (Includes Multi-Family)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Grade 1	$—	$3,782	$—	$—	$44,418	$31,084	$79,284

Grade 2	475,745	140,565	995,008	1,350,826	381,518	82,372	3,426,034

Grade 3	2,373	119	6,514	9,412	842	—	19,260

Grade 4	15,913	52	4,595	23,907	1,611	6	46,084

Grade 5	128	17	372	886	300	22	1,725

Grade 6	—	—	14	—	519	—	533

Grade 7	—	—	—	—	—	—	—

Total	$494,159	$144,535	$1,006,503	$1,385,031	$429,208	$113,484	$3,572,920

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

(UNAUDITED)

Allowance for Credit Losses. The allowance for credit losses is a valuation established through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses which it believes is adequate for estimated losses in the Company’s loan portfolio. The amount of the allowance for credit losses is affected by the following: (i) charge-offs of loans that occur when loans are deemed uncollectible and decrease the allowance, (ii) recoveries on loans previously charged off that increase the allowance and (iii) provisions for credit losses charged to earnings that increase the allowance. Based on an evaluation of the loan portfolio and consideration of the factors listed below, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance.

The Company’s allowance for credit losses consists of two components: a specific valuation allowance based on probable losses on specifically identified loans and a general valuation allowance based on historical loan loss experience, general economic conditions and other qualitative risk factors both internal and external to the Company.

In setting the specific valuation allowance, the Company follows a loan review program to evaluate the credit risk in the loan portfolio. Through this loan review process, the Company maintains an internal list of impaired loans which, along with the delinquency list of loans, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for credit losses. All loans that have been identified as impaired are reviewed on a quarterly basis in order to determine whether a specific reserve is required. For each impaired loan, the Company allocates a specific loan loss reserve primarily based on the value of the collateral securing the impaired loan in accordance with ASC Topic 310, Receivables. The specific reserves are determined on an individual loan basis. Loans for which specific reserves are provided are excluded from the general valuation allowance described below.

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

MARCH 31, 2011

(UNAUDITED)

In addition, for each category, the Company considers secondary sources of income and the financial strength and credit history of the borrower and any guarantors.

At March 31, 2011, the allowance for credit losses totaled $51.8 million or 1.45% of total loans. At December 31, 2010, the allowance aggregated $51.6 million or 1.48% of total loans.

The following table details the recorded investment in loans and activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2011. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Construction and Land Development	Agriculture and Agriculture Real Estate	1-4 Family (Including Home Equity)	Commercial Real Estate (Includes Multi- Family)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses:
Beginning balance	$15,304	$271	$9,724	$21,239	$3,891	$1,155	$51,584
Provision for credit losses	(676)	10	418	518	556	874	1,700
Charge-offs	(750)	—	(227)	(321)	(284)	(275)	(1,857)
Recoveries	53	—	1	2	68	209	333

Net charge-offs	(697)	—	(226)	(319)	(216)	(66)	(1,524)

Ending balance	13,931	281	9,916	21,438	4,231	1,963	51,760

Ending balance: individually evaluated for impairment	23	5	74	260	440	10	812
Ending balance: collectively evaluated for impairment	13,908	276	9,842	21,178	3,791	1,953	50,948
Loans:
Ending balance: individually evaluated for impairment	18,413	187	11,495	34,207	3,272	28	67,602
Ending balance: collectively evaluated for impairment	475,746	144,348	995,008	1,350,824	425,936	113,456	3,505,318

Ending balance	494,159	144,535	1,006,503	1,385,031	429,208	113,484	3,572,920

5. FAIR VALUE

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

MARCH 31, 2011

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available for sale securities (at fair value):
States and political subdivisions (including Qualified Zone Academy Bond (“QZAB”))	$—	$49,676	$—	$49,676
Corporate debt securities and other	—	9,104	—	9,104
Collateralized mortgage obligations	—	897	—	897
Mortgage-backed securities	—	337,700	—	337,700

TOTAL	$—	$397,377	$—	$397,377

Certain assets and liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). These instruments include other real estate owned, repossessed assets and impaired loans per ASC Topic 310, Receivables. For the three months ended March 31, 2011, the Company had additions to impaired loans of $645,000 and additions to other real estate owned of $5.9 million, of which $645,000 and $1.8 million were outstanding at March 31, 2011, respectively. The remaining financial assets and financial liabilities measured at fair value on a non-recurring basis that were recorded in 2011 and remained outstanding at March 31, 2011 were not significant.

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

MARCH 31, 2011

(UNAUDITED)

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

MARCH 31, 2011

(UNAUDITED)

FASB ASC Topic 825, Financial Instruments, requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The carrying amount and estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2011
	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash and due from banks	$145,521	$145,521
Federal funds sold	517	517
Available for sale securities	397,377	397,377
Held to maturity securities	4,401,265	4,518,166
Loans held for investment and for sale (net of allowance for credit losses)	3,521,160	3,488,398

Total	$8,465,840	$8,549,979

Financial liabilities:
Deposits	$7,816,384	$7,827,231
Other borrowings	228,092	229,479
Securities sold under repurchase agreements	51,847	51,847
Junior subordinated debentures	85,055	79,764

Total	$8,181,378	$8,188,321

The Company’s off-balance sheet commitments, which totaled $459.3 million at March 31, 2011, are funded at current market rates at the date they are drawn upon. It is management’s opinion that the fair value of these commitments would approximate their carrying value, if drawn upon.

The fair value estimates presented herein are based on pertinent information available to management at March 31, 2011. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

6. GOODWILL AND CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles (“CDI”) for three months ended March 31, 2011 were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)
Balance as of December 31, 2010	$924,258	$28,776
Amortization	—	(2,034)
Acquisition of First Bank branches	279	—

Balance as of March 31, 2011	$924,537	$26,742

Purchase accounting adjustments to prior year acquisitions were made to adjust deferred tax asset and liability balances. Goodwill is recorded on the acquisition date of each entity. The Company may record subsequent adjustments to goodwill for amounts undeterminable at acquisition date, such as deferred taxes and real estate valuations, and therefore the goodwill amounts reflected in the table above may change accordingly. The Company initially records the total premium paid on acquisitions as goodwill. After finalizing the valuation, core deposit intangibles are identified and reclassified from goodwill to core deposit intangibles on the balance sheet. This reclassification has no effect on total assets, liabilities, shareholders’ equity, net income or cash flows. Management performs an evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill and other intangibles has occurred. If any such impairment is determined, a write-down is recorded. As of March 31, 2011, there were no impairments recorded on goodwill.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

(UNAUDITED)

CDI is amortized on an accelerated basis over their estimated lives, which the Company believes is between 8 and 10 years. Gross core deposit intangibles outstanding were $79.2 million at March 31, 2011 and December 31, 2010. Net core deposit intangibles outstanding were $26.7 million and $28.8 million at the same dates, respectively. Amortization expense related to intangible assets totaled $2.0 million and $2.3 million for the three months ended March 31, 2011 and 2010, respectively. The estimated aggregate future amortization expense for intangible assets remaining as of March 31, 2011 is as follows (dollars in thousands):

Remaining 2011	$5,746
2012	6,347
2013	4,465
2014	3,314
2015	2,804
Thereafter	4,066

Total	$26,742

7. STOCK BASED COMPENSATION

At March 31, 2011, the Company had three stock-based employee compensation plans and two stock option plans assumed in connection with acquisitions under which no additional options will be granted. Two of the three plans adopted by the Company have expired and therefore no additional awards may be issued under those plans. The Company accounts for stock-based employee compensation plans using the fair value-based method of accounting in accordance with ASC Topic 718. ASC Topic 718 was effective for companies in 2006; however, the Company has been recognizing compensation expense since January 1, 2003. The Company recognized $707,000 and $791,000 in stock-based compensation expense for the three months ended March 31, 2011 and 2010, respectively. There was approximately $234,000 and $252,000 of income tax benefit recorded for the stock-based compensation expense for the same periods.

During 2004, the Company’s Board of Directors and shareholders approved the Prosperity Bancshares, Inc. 2004 Stock Incentive Plan (the “2004 Plan”). The Company has granted shares (“restricted stock”) to certain directors, officers and associates under the 2004 Plan. The awardee is not entitled to the shares until they vest, which is generally over a 1 to 5 year period, but the awardee is entitled to receive dividends on and vote the shares prior to vesting. The shares granted do not have a cost to the awardee and the only requirement of vesting is continued service to the Company. Compensation cost related to restricted stock is calculated based on the fair value of the shares at the date of grant. If the awardee leaves the Company before the shares vest, the unvested shares are forfeited. As of March 31, 2011, there were 351,200 shares of restricted stock outstanding with a weighted average grant date fair value of $36.53 per share.

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

The fair value of options was estimated using an option-pricing model with the following weighted average assumptions as of the dates indicated:

	March 31,
	2011	2010
Expected life (in years)	5.20	5.11
Risk free interest rate	3.72%	3.95%
Volatility	20.96%	21.28%
Dividend yield	1.25%	1.26%

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

(UNAUDITED)

A summary of changes in outstanding options during the three months ended March 31, 2011 is set forth below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Options outstanding, beginning of period	696	$27.24
Options granted	—	—
Options forfeited	—	—
Options exercised	(100)	23.66

Options outstanding, end of period	596	$27.85	4.53	$8,891

Options vested or expected to vest	578	$27.61	4.49	$8,764

Options exercisable, end of period	295	$26.10	3.70	$4,918

No options were granted during the three months ended March 31, 2011 or 2010. The total intrinsic value of the options exercised during the three-month periods ended March 31, 2011 and 2010 was $1.9 million and $539,000, respectively. The total fair value of shares vested during the three-month period ended March 31, 2011 and 2010 was approximately $66,000 and $80,000, respectively.

A summary of changes in non-vested options is set forth below:

	Three Months Ended March 31,
	2011		2010
	Number of Options	Weighted Average Grant Date Fair Value	Number of Options	Weighted Average Grant Date Fair Value
	(In thousands)		(In thousands)
Non-vested options outstanding, beginning of period	313	$6.89	376	$6.78
Options granted	—	—	—	—
Non-vested options forfeited	—	—	—	—
Options vested	(12)	5.62	(14)	5.62

Non-vested options outstanding, end of period	301	$6.94	362	$6.83

The Company received $2.4 million and $886,000 in cash from the exercise of stock options during the three-month periods ended March 31, 2011 and 2010, respectively. There was no tax benefit realized from option exercises of the share-based payment arrangements during the three-month periods ended March 31, 2011 and 2010.

As of March 31, 2011, there was $11.2 million of total unrecognized compensation expense related to stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.6 years.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011

(UNAUDITED)

8. CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ITEMS

Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of March 31, 2011 (other than deposit obligations). The payments do not include pre-payment options that may be available to the Company. The Company’s future cash payments associated with its contractual obligations pursuant to its junior subordinated debentures, Federal Home Loan Bank (“FHLB”) notes payable and operating leases as of March 31, 2011 are summarized below. Payments for junior subordinated debentures include interest of $52.6 million that will be paid over future periods. Future interest payments were calculated using the current rate in effect at March 31, 2011. With respect to floating interest rates, the payments were determined based on the 3-month LIBOR in effect at March 31, 2011. The current principal balance of the junior subordinated debentures at March 31, 2011 was $85.1 million. Payments for FHLB notes payable include interest of $4.0 million that will be paid over the future periods. Payments related to leases are based on actual payments specified in underlying contracts.

	Payments due in:
	Remaining Fiscal 2011	Fiscal 2012-2013	Fiscal 2014-2015	Thereafter	Total
	(Dollars in thousands)
Junior subordinated debentures	$1,755	$4,680	$4,680	$126,584	$137,699
Federal Home Loan Bank borrowings	215,698	3,356	3,837	9,211	232,102
Operating leases	4,112	9,293	5,103	1,376	19,884

Total	$221,565	$17,329	$13,620	$137,171	$389,685

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

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit as of March 31, 2011 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Remaining Fiscal 2011	Fiscal 2012-2013	Fiscal 2014-2015	Thereafter	Total
	(Dollars in thousands)
Standby letters of credit	$12,589	$2,589	$80	$54	$15,312
Commitments to extend credit	208,459	96,012	5,449	149,335	459,255

Total	$221,048	$98,601	$5,529	$149,389	$474,567

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•	increases in FDIC deposit insurance assessments;

•	potential risk of environmental liability associated with lending activities;

•	potential payment of interest on demand deposit accounts to effectively compete for clients;

•	acts of terrorism, an outbreak of hostilities or other international or domestic calamities, weather or other acts of God and other matters beyond the Company’s control; and

•	other risks and uncertainties listed from time to time in the Company’s reports and documents filed with the Securities and Exchange Commission.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company’s interim consolidated financial statements and accompanying notes. This section should be read in conjunction with the Company’s interim consolidated financial statements and accompanying notes included elsewhere in this report and with the consolidated financial statements and accompanying notes and other detailed information appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

OVERVIEW

The Company, a Texas corporation, was formed in 1983 as a vehicle to acquire the former Allied First Bank in Edna, Texas which was chartered in 1949 as The First National Bank of Edna and is now known as Prosperity Bank. The Company is a registered financial holding company that derives substantially all of its revenues and income from the operation of its bank subsidiary, Prosperity Bank® (“Prosperity Bank®” or the “Bank”). The Bank provides a wide array of financial products and services to small and medium-sized businesses and consumers. As of March 31, 2011, the Bank operated one hundred seventy-five (175) full-service banking locations; with sixty (60) in the Houston area, twenty (20) in the South Texas area including Corpus Christi and Victoria, thirty-three (33) in the Central Texas, ten (10) in the Bryan/College Station area, twenty-one (21) in East Texas and thirty-one (31) in the Dallas/Fort Worth, Texas area. The Company’s headquarters are located at Prosperity Bank Plaza, 4295 San Felipe in Houston, Texas and its telephone number is (281) 269-7199. The Company’s website address is www.prosperitybanktx.com. Information contained on the Company’s website is not incorporated by reference into this quarterly report on Form 10-Q and is not part of this or any other report.

The Company generates the majority of its revenues from interest income on loans, service charges on customer accounts and income from investment in securities. The revenues are partially offset by interest expense paid on deposits and other borrowings and noninterest expenses such as administrative, occupancy and general operating expenses. Net interest income is the difference between interest income on earning assets such as loans and securities and interest expense on liabilities such as deposits and borrowings which are used to fund those earning assets. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and margin.

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

Total assets were $9.72 billion at March 31, 2011 compared with $9.48 billion at December 31, 2010, an increase of $246.4 million or 2.6%. Total loans were $3.57 billion at March 31, 2011 compared with $3.49 billion at December 31, 2010, an increase of $87.9 million or 2.5%. Total deposits were $7.82 billion at March 31, 2011 compared with $7.45 billion at December 31, 2010, an increase of $361.5 million or 4.8%. Shareholders’ equity increased $28.2 million or 1.9%, to $1.48 billion at March 31, 2011 compared with $1.45 billion at December 31, 2010.

CRITICAL ACCOUNTING POLICIES

The Company’s accounting policies are integral to understanding the financial results reported. Accounting policies are described in detail in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity:

Allowance for Credit Losses—The allowance for credit losses is established through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses which it believes is adequate for estimated losses in the Company’s loan portfolio. Based on an evaluation of the loan portfolio, management presents a monthly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. In making its evaluation, management considers factors such as historical loan loss experience, industry diversification of the Company’s commercial loan portfolio, the amount of nonperforming assets and related collateral, the volume, growth and composition of the Company’s loan portfolio, current economic conditions that may affect the borrower’s ability to pay and the value of collateral, the evaluation of the Company’s loan portfolio through its internal loan review process and other relevant factors. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. Charge-offs occur when loans are deemed to be uncollectible. The allowance for credit losses includes allowance allocations calculated in accordance with FASB ASC Topic 310, Receivables, and allowance allocations determined in accordance with FASB ASC Topic 450, Contingencies.

Goodwill and Intangible Assets—Goodwill and intangible assets that have indefinite useful lives are subject to an impairment test at least annually, or more often, if events or circumstances indicate that it is more likely than not that the fair value of Prosperity Bank, the Company’s only reporting unit with assigned goodwill, is below the carrying value of its equity. Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of the Company’s reporting unit compared with its carrying value. If the carrying amount exceeds the fair value of the reporting unit, a second test is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment. The Company estimated the fair value of its reporting unit through several valuation techniques that consider, among other things, the historical and current financial position and results of operations of the Company, general economic and market conditions and exit prices for recent market transactions. The Company had no intangible assets with indefinite useful lives at March 31, 2011. Other identifiable intangible assets that are subject to amortization are amortized on an accelerated basis over the years expected to be benefited, which the Company believes is between eight and ten years. These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value to carrying value. Based on the Company’s annual goodwill impairment test as of September 30, 2010, management does not believe any of its goodwill is impaired as of March 31, 2011 because the fair value of the Company’s equity exceeded its carrying value. While the Company believes no impairment existed at March 31, 2011 under accounting standards applicable at that date, different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation and financial condition or future results of operations.

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

RESULTS OF OPERATIONS

Net income available to shareholders was $33.9 million ($0.72 per common share on a diluted basis) for the quarter ended March 31, 2011 compared with $31.0 million ($0.66 per common share on a diluted basis) for the quarter ended March 31, 2010, an increase of $2.9 million or 9.3%. The Company posted returns on average common equity of 9.22% and 9.07%, returns on average assets of 1.42% and 1.40% and efficiency ratios of 44.30% and 43.77% for the quarters ended March 31, 2011 and 2010, respectively. The efficiency ratio is calculated by dividing total noninterest expense (excluding credit loss provisions) by net interest income plus noninterest income (excluding net gains and losses on the sale of securities and assets). Additionally, taxes are not part of this calculation.

Net Interest Income

The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.”

Net interest income before the provision for credit losses was $80.4 million for the quarter ended March 31, 2011 compared with $77.8 million for the quarter ended March 31, 2010, an increase of $2.6 million or 3.4%. The average rate paid on interest-bearing liabilities decreased 43 basis points from 1.26% for the quarter ended March 31, 2010 to 0.83% for the quarter ended March 31, 2011, while the average yield on interest-earning assets decreased 54 basis points from 5.16% for the quarter ended March 31, 2010 compared with 4.62% for the quarter ended March 31, 2011. The average volume of interest-bearing liabilities increased $357.5 million and the average volume of interest-earning assets increased $626.7 million for the same period. The net interest margin on a tax equivalent basis decreased 18 basis points from 4.20% for the quarter ended March 31, 2010 to 4.02% for the quarter ended March 31, 2011.

The following table sets forth, for each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the quarters ended March 31, 2011 and 2010. The table also sets forth the average rate paid on total interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Except as indicated in the footnotes, no tax-equivalent adjustments were made and all average balances are daily average balances. Any nonaccruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended March 31,
	2011			2010
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (4)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (4)
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$3,516,524	$52,200	6.02%	$3,342,842	$51,453	6.24%
Securities (1)	4,677,900	41,204	3.52	4,177,540	45,014	4.31
Federal funds sold and other temporary investments	13,179	5	0.15	60,536	29	0.19

Total interest-earning assets	8,207,603	93,409	4.62%	7,580,918	96,496	5.16%

Less allowance for credit losses	(51,697)			(51,750)

Total interest-earning assets, net of allowance	8,155,906			7,529,168
Noninterest-earning assets	1,405,708			1,351,056

Total assets	$9,561,614			$8,880,224

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,489,160	$2,238	0.61%	$1,384,304	$2,738	0.80%
Savings and money market accounts	2,359,077	3,336	0.57	2,037,235	4,020	0.80
Certificates of deposit	2,177,566	5,938	1.11	2,385,804	10,727	1.82
Junior subordinated debentures	91,063	1,147	5.11	92,265	791	3.48
Federal funds purchased and other borrowings	191,945	268	0.57	32,080	300	3.79
Securities sold under repurchase agreements	51,609	69	0.54	71,250	148	0.84

Total interest-bearing liabilities	6,360,420	12,996	0.83%	6,002,938	18,724	1.26%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	1,672,590			1,445,859
Other liabilities	59,556			63,916

Total liabilities	8,092,566			7,512,713

Shareholders’ equity	1,469,048			1,367,511

Total liabilities and shareholders’ equity	$9,561,614			$8,880,224

Net interest rate spread			3.79%			3.90%
Net interest income and margin (2)		$80,413	3.97%		$77,772	4.16%

Net interest income and margin (tax-equivalent basis) (3)		$81,302	4.02%		$78,465	4.20%

(1)	Yield is based on amortized cost and does not include any component of unrealized gains or losses.
(2)	The net interest margin is equal to net interest income divided by average interest-earning assets.
(3)	In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35%.
(4)	Annualized and based on an actual/365 basis.

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

	Three Months Ended March 31,
	2011 vs. 2010
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$2,673	$(1,926)	$747
Securities	5,391	(9,201)	(3,810)
Federal funds sold and other temporary investments	(23)	(1)	(24)

Total increase (decrease) in interest income	8,041	(11,128)	(3,087)

Interest-bearing liabilities:
Interest-bearing demand deposits	207	(707)	(500)
Savings and money market accounts	635	(1,319)	(684)
Certificates of deposit	(936)	(3,853)	(4,789)
Junior subordinated debentures	(10)	366	356
Federal funds purchased and other borrowings	1,495	(1,527)	(32)
Securities sold under repurchase agreements	(41)	(38)	(79)

Total increase (decrease) in interest expense	1,350	(7,078)	(5,728)

Increase (decrease) in net interest income	$6,691	$(4,050)	$2,641

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

The Company recorded a $1.7 million and $4.4 million provision for credit losses for the quarters ended March 31, 2011 and 2010, respectively. For the quarter ended March 31, 2011, net charge-offs were $1.5 million compared with net charge-offs of $4.4 million for the quarter ended March 31, 2010.

Noninterest Income

The Company’s primary sources of recurring noninterest income are NSF fees, debit and ATM card income and service charges on deposit accounts. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method. Noninterest income totaled $13.9 million for the three months ended March 31, 2011 compared with $13.0 million for the same period in 2010, an increase of $889,000 or 6.9%. The increase was primarily due to the increase in deposit accounts resulting mainly from the U.S. Bank and First Bank branch acquisitions and an increase in debit card and ATM card income, partially offset by a decrease in NSF fees.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Three months ended March 31,
	2011	2010
	(Dollars in thousands)
Non-sufficient Funds (NSF) fee	$6,107	$6,485
Debit card and ATM card income	3,452	2,726
Service charges on deposit accounts	2,483	2,378
Banking related service fees	500	469
Brokered mortgage income	45	13
Trust and investment income	153	214
Income from leased assets	51	74
Bank owned life insurance income (BOLI)	335	327
Gain on sale of assets, net	165	—
(Loss) gain on sale of other real estate, net	(160)	(294)
Other noninterest income	736	586

Total noninterest income	$13,867	$12,978

Noninterest Expense

Noninterest expense totaled $41.7 million for the quarter ended March 31, 2011 compared with $39.7 million for the quarter ended March 31, 2010, an increase of $2.0 million or 5.0%. This increase was principally due to additional salaries and benefits expense which was impacted by personnel added from the U.S. Bank and First Bank branch acquisitions.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended March 31,
	2011	2010
	(Dollars in thousands)
Salaries and employee benefits (1)	$23,204	$21,112
Non-staff expenses:
Net occupancy	3,648	3,434
Depreciation	2,021	2,006
Data processing	1,672	1,415
Communications	1,692	2,019
Printing and supplies	446	478
Regulatory assessments and FDIC insurance	3,001	2,609
Ad valorem and franchise taxes	1,005	936
Core deposit intangibles amortization	2,034	2,290
Other real estate	292	566
Other	2,680	2,860

Total non-staff expenses	18,491	18,612

Total noninterest expense	$41,695	$39,725

(1)	Includes stock-based compensation expense of $708,000 and $791,000 for the three months ended March 31, 2011 and 2010, respectively.

Salaries and employee benefit expenses were $23.2 million for the quarter ended March 31, 2011 compared with $21.1 million for the quarter ended March 31, 2010, an increase of $2.1 million or 9.9%. The increase was principally due to additional staff from the 2010 acquisitions. The number of full-time equivalent (“FTE”) associates employed by the Company increased from 1,651 at March 31, 2010 to 1,672 at March 31, 2011.

Income Taxes

Income tax expense increased $1.4 million to $17.0 million for the quarter ended March 31, 2011 compared with $15.6 million for the same period in 2010. The increase was primarily attributable to higher pretax net earnings for the quarter ended March 31, 2011 compared with the same period in 2010. The Company’s effective tax rate for the three months ended March 31, 2011 was 33.4% compared with 33.5% for the same period in 2010.

FINANCIAL CONDITION

Loan Portfolio

Total loans were $3.57 billion at March 31, 2011, an increase of $87.9 million or 2.5% compared with $3.49 billion at December 31, 2010. Outstanding loans at March 31, 2011 comprised 43.5% of average earning assets for the quarter ended March 31, 2011.

The following table summarizes the loan portfolio of the Company by type of loan as of March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$429,208	12.0%	$409,426	11.7%
Real estate:
Construction and land development	494,159	13.8	502,327	14.4
1-4 family residential	882,807	24.7	824,057	23.7
Home equity	123,696	3.4	118,781	3.4
Commercial mortgages	1,299,680	36.4	1,288,023	37.0
Farmland	103,159	2.9	98,871	2.8
Multifamily residential	85,351	2.4	82,626	2.4
Agriculture	41,376	1.2	41,881	1.2
Consumer (net of unearned discount)	82,626	2.3	87,977	2.5
Other	30,858	0.9	31,054	0.9

Total loans	$3,572,920	100.0%	$3,485,023	100.0%

Nonperforming Assets

The Company had $12.9 million in nonperforming assets at March 31, 2011 and $15.8 million in nonperforming assets at December 31, 2010, a decrease of $3.0 million or 18.6%. The ratio of nonperforming assets to loans and other real estate was 0.36% at March 31, 2011 compared with 0.45% at December 31, 2010.

The Company generally places a loan on nonaccrual status and ceases accruing interest when the payment of principal or interest is delinquent for 90 days, or earlier in some cases, unless the loan is in the process of collection and the underlying collateral fully supports the carrying value of the loan. The Company generally charges off loans before attaining nonaccrual status.

The following table presents information regarding past due loans and nonperforming assets as of the dates indicated:

	March 31, 2011	December 31, 2010
	(Dollars in thousands)
Nonaccrual loans	$2,279	$4,439
Restructured loans	—	—
Accruing loans 90 or more days past due	76	189

Total nonperforming loans	2,355	4,628
Repossessed assets	68	161
Other real estate	10,465	11,053

Total nonperforming assets	$12,888	$15,842

Nonperforming assets to total loans and other real estate	0.36%	0.45%
Nonperforming assets to average earning assets	0.16%	0.20%

Allowance for Credit Losses

Management actively monitors the Company’s asset quality and provides specific loss allowances when necessary. The allowance for credit losses is a reserve established through charges to earnings in the form of a provision for credit losses. Loans are charged off against the allowance for credit losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. As of March 31, 2011, the allowance for credit losses amounted to $51.8 million or 1.47% of total loans compared with $51.6 million or 1.48% of total loans at December 31, 2010.

Set forth below is an analysis of the allowance for credit losses as of and for the three months ended March 31, 2011 and as of and for the year ended December 31, 2010:

	As of and for the Three Months Ended March 31, 2011	As of and for the Year Ended December 31, 2010
	(Dollars in thousands)
Average loans outstanding	$3,516,524	$3,394,502

Gross loans outstanding at end of period	$3,572,920	$3,485,023

Allowance for credit losses at beginning of period	$51,584	$51,863
Provision for credit losses	1,700	13,585
Charge-offs:
Commercial and industrial	(284)	(2,863)
Real estate and agriculture	(1,298)	(10,549)
Consumer	(275)	(2,071)
Recoveries:
Commercial and industrial	68	346
Real estate and agriculture	54	444
Consumer	211	829

Net charge-offs	(1,524)	(13,864)

Allowance for credit losses at end of period	$51,760	$51,584

Ratio of allowance to end of period loans	1.47%	1.48%
Ratio of net charge-offs to average loans (annualized)	0.17%	0.41%
Ratio of allowance to end of period nonperforming loans	2,197.9%	1,114.6%

Securities

The following table summarizes the amortized cost of securities as of the dates shown (available for sale securities are not adjusted for unrealized gains or losses):

	March 31, 2011	December 31, 2010
	(In thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$9,908	$10,996
States and political subdivisions	74,734	76,031
Corporate debt securities	2,985	2,984
Collateralized mortgage obligations	399,462	444,827
Mortgage-backed securities	4,262,277	4,032,084
Qualified Zone Academy Bond (QZAB) and Qualified School Constructions Bonds (QSCB)	20,900	20,900
Equity securities	7,288	7,288

Total amortized cost	$4,777,554	$4,595,110

Total fair value	$4,915,543	$4,739,360

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

Management believes the Company does not intend to sell any debt securities or more likely than not will not be required to sell any debt securities before their anticipated recovery, at which time the Company will receive full value for the securities. Furthermore, management has the ability and intent to hold the securities classified as available for sale that were in a loss position as of March 31, 2011 for a period of time sufficient for an entire recovery of the cost basis of the securities. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of March 31, 2011, management believes any impairment in the Company’s securities are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

The following table presents the amortized cost and fair value of securities classified as available for sale at March 31, 2011:

	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
States and political subdivisions (including QZAB)	$47,184	$2,542	$(50)	$49,676

Corporate debt securities and other	8,773	331	—	9,104

Collateralized mortgage obligations	922	—	(25)	897

Mortgage-backed securities	319,410	18,362	(72)	337,700

Total	$376,289	$21,235	$(147)	$397,377

The following table presents the amortized cost and fair value of securities classified as held to maturity at March 31, 2011:

	March 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$9,907	$712	$—	$10,619
States and political subdivisions (including QSCB)	48,450	1,404	(960)	48,894

Corporate debt securities	1,500	172	—	1,672

Collateralized mortgage obligations	398,541	7,341	(435)	405,447

Mortgage-backed securities	3,942,867	120,621	(11,954)	4,051,534

Total	$4,401,265	$130,250	$(13,349)	$4,518,166

Premises and Equipment

Premises and equipment, net of accumulated depreciation, totaled $159.1 million at March 31, 2011 and December 31, 2010.

Deposits

Total deposits were $7.82 billion at March 31, 2011 compared with $7.45 billion at December 31, 2010, an increase of $361.5 million or 4.8%. At March 31, 2011, noninterest-bearing deposits accounted for approximately 22.1% of total deposits compared with 22.4% of total deposits at December 31, 2010. Interest-bearing demand deposits totaled $6.09 billion or 77.9% of total deposits at March 31, 2011 compared with $5.78 billion or 77.6% of total deposits at December 31, 2010.

The following table summarizes the daily average balances and weighted average rates paid on deposits for the periods indicated below:

	Three Months Ended March 31, 2011		Year Ended December 31, 2010
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Interest-bearing demand	$1,489,160	0.61%	$1,336,400	0.67%
Regular savings	433,227	0.40	377,456	0.46
Money market savings	1,925,850	0.61	1,812,239	0.74
Time deposits	2,177,566	1.11	2,438,968	1.53

Total interest-bearing deposits	6,025,803	0.77	5,965,063	1.03
Noninterest-bearing deposits	1,672,590	—	1,567,676	—

Total deposits	$7,698,393	0.61%	$7,532,739	0.82%

Other Borrowings

The Company utilizes borrowings to supplement deposits to fund its lending and investment activities. Borrowings consist of funds from the FHLB and correspondent banks. FHLB advances are considered short-term, overnight borrowings. At March 31, 2011, the Company had $214.0 million in FHLB advances and $14.1 million in FHLB long-term notes payable compared with $360.0 million in FHLB advances and $14.4 million in FHLB long-term notes payable at December 31, 2010. FHLB advances are available to the Company under a security and pledge agreement. At March 31, 2011, the Company had total funds of $3.23 billion available under this agreement of which $228.1 million was outstanding. The weighted average interest rate paid on the FHLB notes payable at period end was 5.2%. The maturity dates on the FHLB notes payable range from the years 2011 to 2028 and have interest rates ranging from 3.55% to 6.10%. The highest outstanding balance of FHLB advances during the first quarter of 2011 was $365.0 million compared with $465.0 million for the year ended December 31, 2010. The average rate paid on FHLB advances for the quarter ended March 31, 2011 was 0.05%.

At March 31, 2011, the Company had $51.8 million in overnight securities sold under repurchase agreements compared with $60.7 million at December 31, 2010, a decrease of $8.8 million or 14.5% with average rates paid of 0.54% and 0.73%, respectively.

The following table presents the Company’s borrowings at March 31, 2011 and December 31, 2010:

	March 31, 2011	December 31, 2010
	(Dollars in thousands)
FHLB advances	$214,000	$360,000
FHLB long-term notes payable	14,092	14,433

Total other borrowings	228,092	374,433
Securities sold under repurchase agreements	51,847	60,659

Total	$279,939	$435,092

Junior Subordinated Debentures

At March 31, 2011 and December 31, 2010, the Company had outstanding $85.1 million and $92.3 million in junior subordinated debentures issued to the Company’s unconsolidated subsidiary trusts, respectively. On March 7, 2011, the Company redeemed $7.2 million in junior subordinated debentures held by TXUI Statutory Trust I that bore a fixed interest rate of 10.60%. A penalty of $383,000 was incurred in connection with the payoff and recorded as interest expense.

A summary of pertinent information related to the Company’s seven issues of junior subordinated debentures outstanding at March 31, 2011 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate(1)	Junior Subordinated Debt Owed to Trusts	Maturity Date(2)
Prosperity Statutory Trust II	July 31, 2001	$15,000,000	3 month LIBOR + 3.58%, not to exceed 12.50%	$15,464,000	July 31, 2031

Prosperity Statutory Trust III	Aug. 15, 2003	12,500,000	3 month LIBOR + 3.00%(3)	12,887,000	Sept. 17, 2033

Prosperity Statutory Trust IV	Dec. 30, 2003	12,500,000	3 month LIBOR + 2.85%(4)	12,887,000	Dec. 30, 2033

SNB Capital Trust IV(5)	Sept. 25, 2003	10,000,000	3 month LIBOR + 3.00%	10,310,000	Sept. 25, 2033

TXUI Statutory Trust II(6)	Dec. 19, 2003	5,000,000	3 month LIBOR + 2.85%(7)	5,155,000	Dec. 19, 2033

TXUI Statutory Trust III(6)	Nov. 30, 2005	15,500,000	3 month LIBOR + 1.39%	15,980,000	Dec. 15, 2035

TXUI Statutory Trust IV(6)	Mar. 31, 2006	12,000,000	3 month LIBOR + 1.39%	12,372,000	June 30, 2036

(1)	The 3-month LIBOR in effect as of March 31, 2011 was 0.30%.
(2)	All debentures are callable five years from issuance date.
(3)	The debentures bore a fixed interest rate of 6.50% until September 17, 2008, when the rate began to float on a quarterly basis based on the 3-month LIBOR plus 3.00%.
(4)	The debentures bore a fixed interest rate of 6.50% until December 30, 2008, when the rate began to float on a quarterly basis based on the 3-month LIBOR plus 2.85%.
(5)	Assumed in connection with the SNB acquisition on April 1, 2006.
(6)	Assumed in connection with the TXUI acquisition on January 31, 2007.
(7)	The debentures bore a fixed interest rate of 6.45% until January 23, 2009, when the rate began to float on a quarterly basis based on the 3-month LIBOR plus 2.85%.

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

As of March 31, 2011, the Company had outstanding $459.3 million in commitments to extend credit and $15.3 million in commitments associated with outstanding standby letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

The Company has no exposure to future cash restrictions associated with known uncertainties or capital expenditures of a material nature.

Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of March 31, 2011, the Company had cash and cash equivalents of $146.0 million compared with $159.4 million at December 31, 2010, a decrease of $13.3 million. The decrease was primarily due to net repayments of long-term borrowings of $146.0 million, purchases of securities of $554.4 million and an increase in loans of $94.4 million offset by an increase in deposits of $361.6 million, proceeds from the maturities and repayments of securities of $364.9 million, an increase in accrued interest payable and other liabilities of $19.3 million and net earnings of $33.9 million.

Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of March 31, 2011 (other than deposit obligations). The payments do not include pre-payment options that may be available to the Company. The Company’s future cash payments associated with its contractual obligations pursuant to its junior subordinated debentures, FHLB notes payable and operating leases as of March 31, 2011 are summarized below. Payments for junior subordinated debentures include interest of $52.6 million that will be paid over future periods. Future interest payments were calculated using the current rate in effect at March 31, 2011. With respect to floating interest rates, the payments were determined based on the 3-month LIBOR in effect at March 31, 2011. The current principal balance of the junior subordinated debentures at March 31, 2011 was $85.1 million. Payments for FHLB notes payable include interest of $4.0 million that will be paid over the future periods. Payments related to leases are based on actual payments specified in underlying contracts.

	Payments due in:
	Remaining Fiscal 2011	Fiscal 2012-2013	Fiscal 2014-2015	Thereafter	Total

	(Dollars in thousands)
Junior subordinated debentures	$1,755	$4,680	$4,680	$126,584	$137,699
Federal Home Loan Bank borrowings	215,698	3,356	3,837	9,211	232,102
Operating leases	4,112	9,293	5,103	1,376	19,884

Total	$221,565	$17,329	$13,620	$137,171	$389,685

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

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit as of March 31, 2011 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Remaining Fiscal 2011	Fiscal 2012-2013	Fiscal 2014-2015	Thereafter	Total

	(Dollars in thousands)
Standby letters of credit	$12,589	$2,589	$80	$54	$15,312
Commitments to extend credit	208,459	96,012	5,449	149,335	459,255

Total	$221,048	$98,601	$5,529	$149,389	$474,567

Capital Resources

Total shareholders’ equity was $1.48 billion at March 31, 2011 compared with $1.45 billion at December 31, 2010, an increase of $28.2 million or 1.9%. The increase was due primarily to net earnings of $33.9 million and the issuance of common stock in connection with the exercise of stock options and restricted stock awards of $2.4 million, which was partially offset by dividends paid of $8.2 million for the three months ended March 31, 2011.

Both the Board of Governors of the Federal Reserve System with respect to the Company, and the Federal Deposit Insurance Corporation (“FDIC”) with respect to the Bank, have established certain minimum risk-based capital standards that apply to bank holding companies and federally insured banks. The following table sets forth the Company’s total risk-based capital, Tier 1 risk-based capital, and Tier 1 to average assets (leverage) ratios as of March 31, 2011:

Consolidated Capital Ratios:
Total capital (to risk weighted assets)	15.21%
Tier 1 capital (to risk weighted assets)	14.00%
Tier 1 capital (to average assets)	6.97%

As of March 31, 2011, the Bank’s risk-based capital ratios were above the levels required for the Bank to be designated as “well capitalized” by the FDIC. To be designated as “well capitalized”, the minimum ratio requirements for the Bank’s total risk-based capital, Tier 1 risk-based capital, and Tier 1 to average assets (leverage) capital ratios must be 10.0%, 6.0% and 5.0%, respectively. The following table sets forth the Bank’s total risk-based capital, Tier 1 risk-based capital, and Tier 1 to average assets (leverage) capital ratios as of March 31, 2011:

Capital Ratios (Bank Only):
Total capital (to risk weighted assets)	14.83%
Tier 1 capital (to risk weighted assets)	13.62%
Tier 1 capital (to average assets)	6.79%

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company manages market risk, which for the Company is primarily interest rate volatility, through its Asset Liability Committee which is composed of senior officers of the Company, in accordance with policies approved by the Company’s Board of Directors.

The Company uses simulation analysis to examine the potential effects of market changes on net interest income and market value. The Company considers macroeconomic variables, Company strategy, liquidity and other factors as it quantifies market risk. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Interest Rate Sensitivity and Liquidity” which was filed with the Securities and Exchange Commission on March 1, 2011 for further discussion.

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

PROSPERITY BANCSHARES, INC. ®
(Registrant)

Date: 05/09/11	/s/ David Zalman
David Zalman
Chief Executive Officer

Date: 05/09/11	/s/ David Hollaway
David Hollaway
Chief Financial Officer