Form 10-Q
period 2011-06-30
PROSPERITY BANCSHARES INC
filed 2011-08-09
CIK 1068851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

As of August 1, 2011, there were 46,890,944 outstanding shares of the registrant’s Common Stock, par value $1.00 per share.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

INDEX TO FORM 10-Q

		Page

PART I—FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements	3

	Condensed Consolidated Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010 (unaudited)	3
	Condensed Consolidated Statements of Income for the Three and Six Months Ended June 30, 2011 and 2010 (unaudited)	4
	Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Year Ended December 31, 2010 (unaudited) and for the Six Months Ended June 30, 2011 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010 (unaudited)	6
	Notes to Interim Condensed Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	43

Item 4.	Controls and Procedures	43

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	43

Item 1A.	Risk Factors	43

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3.	Defaults upon Senior Securities	43

Item 4.	Removed and Reserved	44

Item 5.	Other Information	44

Item 6.	Exhibits	44

Signatures		45

PART I—FINANCIAL INFORMATION

ITEM 1.	INTERIM CONSOLIDATED FINANCIAL STATEMENTS

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2011	December 31, 2010
	(Dollars in thousands, except share data)
ASSETS
Cash and due from banks	$145,910	$158,975
Federal funds sold	350	393

Total cash and cash equivalents	146,260	159,368
Available for sale securities, at fair value (amortized cost of $355,187 and $406,546, respectively)	378,834	428,553
Held to maturity securities, at cost (fair value of $4,409,272 and $4,310,807, respectively)	4,262,830	4,188,563
Loans held for investment	3,665,248	3,485,023
Less allowance for credit losses	(51,932)	(51,584)

Loans, net	3,613,316	3,433,439
Accrued interest receivable	29,731	29,935
Goodwill	924,537	924,258
Core deposit intangibles, net of accumulated amortization of $54,355 and $50,378, respectively	24,799	28,776
Bank premises and equipment, net	160,119	159,053
Other real estate owned	8,841	11,053
Bank Owned Life Insurance (BOLI)	49,352	48,697
Federal Home Loan Bank of Dallas stock	24,764	24,982
Other assets	33,764	39,895

TOTAL ASSETS	$9,657,147	$9,476,572

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$1,788,756	$1,673,190
Interest-bearing	5,878,936	5,781,730

Total deposits	7,667,692	7,454,920
Other borrowings	248,839	374,433
Securities sold under repurchase agreements	91,288	60,659
Accrued interest payable	3,197	4,014
Other liabilities	49,428	37,942
Junior subordinated debentures	85,055	92,265

Total liabilities	8,145,499	8,024,233

COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $1 par value; 200,000,000 shares authorized; 46,925,532 and 46,721,114 shares issued at June 30, 2011 and December 31, 2010, respectively; 46,888,444 and 46,684,026 shares outstanding at June 30, 2011 and December 31, 2010, respectively	46,926	46,721
Capital surplus	881,509	876,050
Retained earnings	568,449	515,871
Accumulated other comprehensive income—unrealized gain on available for sale securities, net of tax of $8,277 and $7,702, respectively	15,371	14,304
Treasury stock, at cost, 37,088 shares	(607)	(607)

Total shareholders’ equity	1,511,648	1,452,339

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,657,147	$9,476,572

See notes to interim condensed consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$53,703	$52,681	$105,903	$104,134
Securities	41,919	46,603	83,123	91,617
Federal funds sold and other earning assets	30	74	35	103

Total interest income	95,652	99,358	189,061	195,854

INTEREST EXPENSE:
Deposits	11,064	17,573	22,576	35,058
Junior subordinated debentures	598	799	1,745	1,590
Securities sold under repurchase agreements	110	175	179	323
Note payable and federal funds sold	250	211	518	511

Total interest expense	12,022	18,758	25,018	37,482

NET INTEREST INCOME	83,630	80,600	164,043	158,372
PROVISION FOR CREDIT LOSSES	1,400	3,275	3,100	7,685

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	82,230	77,325	160,943	150,687

NONINTEREST INCOME:
Customer service fees	12,546	12,680	24,588	24,269
Other	984	616	2,809	2,005

Total noninterest income	13,530	13,296	27,397	26,274

NONINTEREST EXPENSE:
Salaries and employee benefits	23,994	22,431	47,198	43,543
Net occupancy expense	3,547	3,708	7,195	7,142
Depreciation expense	2,037	2,147	4,058	4,153
Data processing	1,780	1,742	3,452	3,157
Core deposit intangible amortization	1,943	2,280	3,977	4,570
Other	9,213	10,741	18,329	20,209

Total noninterest expense	42,514	43,049	84,209	82,774

INCOME BEFORE INCOME TAXES	53,246	47,572	104,131	94,187
PROVISION FOR INCOME TAXES	18,154	15,826	35,161	31,443

NET INCOME	$35,092	$31,746	$68,970	$62,744

EARNINGS PER SHARE
Basic	$0.75	$0.68	$1.47	$1.35

Diluted	$0.75	$0.68	$1.47	$1.34

See notes to interim condensed consolidated financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
	(Amounts in thousands, except share and per share data)

BALANCE AT JANUARY 1, 2010	46,577,968	46,578	870,460	418,008	16,806	(607)	1,351,245
Comprehensive Income:
Net income				127,708			127,708
Net change in unrealized gain on available for sale securities (net of tax benefit of $1,347)					(2,502)		(2,502)

Total comprehensive income							125,206
Common stock issued in connection with the exercise of stock options and restricted stock awards	143,146	143	2,553				2,696
Stock based compensation expense			3,037				3,037
Cash dividends declared, $0.64 per share				(29,845)			(29,845)

BALANCE AT DECEMBER 31, 2010	46,721,114	46,721	876,050	515,871	14,304	(607)	1,452,339
Comprehensive income:
Net income				68,970			68,970
Net change in unrealized gain on available for sale securities (net of tax of $575)					1,067		1,067

Total comprehensive income							70,037
Common stock issued in connection with the exercise of stock options and restricted stock awards	204,418	205	3,816				4,021
Stock based compensation expense			1,643				1,643
Cash dividends declared, $0.35 per share				(16,392)			(16,392)

BALANCE AT JUNE 30, 2011	46,925,532	$46,926	$881,509	$568,449	$15,371	$(607)	$1,511,648

See notes to interim condensed consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2011	2010
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$68,970	$62,744
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,035	8,723
Stock based compensation expense	1,643	1,483
Net amortization of premium on loans and deposits	(21)	(473)
Provision for credit losses	3,100	7,685
Net amortization of discount on investments	12,862	6,715
Net loss on sale of other real estate	526	1,983
Net gain on sale of premises and equipment	(360)	(399)
Net decrease in accrued interest receivable and other assets	5,898	2,667
Net increase (decrease) in accrued interest payable and other liabilities	9,997	(273)

Net cash provided by operating activities	110,650	90,855

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of securities held to maturity	590,984	523,461
Purchase of securities held to maturity	(678,500)	(1,319,657)
Proceeds from maturities, sales and principal paydowns of securities available for sale	751,747	1,092,095
Purchase of securities available for sale	(700,000)	(999,998)
Net (increase) decrease in loans held for investment	(189,803)	52,686
Purchase of bank premises and equipment	(5,528)	(11,510)
Net proceeds from sale of bank premises, equipment and other real estate	8,869	21,152
Cash and cash equivalents acquired in the purchase of U.S. Bank branches	—	344,722
Premium paid for U.S. Bank branches	—	(13,136)
Cash and cash equivalents acquired in the purchase of First Bank branches	—	379,771
Premium paid for First Bank branches	—	(26,876)

Net cash (used in) provided by investing activities	(222,231)	42,710

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2011	2010
	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits	115,566	(44,397)
Net increase (decrease) in interest-bearing deposits	97,452	(267,969)
Net repayments of long-term debt	(593)	(11,205)
Redemption of junior subordinated debentures	(7,210)	—
Net (repayments of) proceeds from short-term debt	(125,000)	140,000
Net increase in securities sold under repurchase agreements	30,629	16,657
Proceeds from exercise of stock options	4,021	1,693
Payments of cash dividends	(16,392)	(14,443)

Net cash provided by (used in) financing activities	98,473	(179,664)

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(13,108)	$(46,099)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	159,368	195,317

CASH AND CASH EQUIVALENTS, END OF PERIOD	$146,260	$149,218

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$25,835	$38,295
Cash paid for income taxes	34,458	34,550
Noncash investing and financing activities – acquisition of real estate through foreclosure of collateral	7,948	19,878

See notes to interim condensed consolidated financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(UNAUDITED)

1. BASIS OF PRESENTATION

The interim condensed consolidated financial statements include the accounts of Prosperity Bancshares, Inc.® (the “Company”) and its wholly-owned subsidiaries, Prosperity Bank® (the “Bank”) and Prosperity Holdings of Delaware, LLC. All significant inter-company transactions and balances have been eliminated.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Operating results for the six-month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or any other period.

2. INCOME PER COMMON SHARE

The following table illustrates the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands, except per share amounts)
Net income available to common shareholders	$35,092	$31,746	$68,970	$62,744

Weighted average common shares outstanding	46,864	46,610	46,799	46,581
Potential dilutive common shares	193	244	202	276

Weighted average common shares and equivalents outstanding	47,057	46,854	47,001	46,857

Basic earnings per common share	$0.75	$0.68	$1.47	$1.35

Diluted earnings per common share	$0.75	$0.68	$1.47	$1.34

The incremental shares for the assumed exercise of the outstanding options were determined by application of the treasury stock method. There were no stock options outstanding during the quarter ended June 30, 2011 or 2010 that would have had an anti-dilutive effect on the above computation.

3. NEW ACCOUNTING STANDARDS

Accounting Standards Updates

ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820)—Improving Disclosures About Fair Value Measurements.” ASU 2010-06 requires expanded disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. ASU 2010-06 further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) company’s should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales, issuances and settlements of

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(UNAUDITED)

assets and liabilities included in Level 3 of the fair value hierarchy were required for the Company beginning January 1, 2011. The remaining disclosure requirements and clarifications made by ASU 2010-06 became effective for the Company on January 1, 2010.

ASU No. 2010-20, “Receivables (Topic 310)—Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 became effective for the Company’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period was required for the Company’s financial statements that include periods beginning on or after January 1, 2011.

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

ASU No. 2011-01, “Deferral of the Effective Date of Disclosures About Troubled Debt Restructurings in Update No. 2010-20”. ASU 2011-01 temporarily deferred the effective date for disclosures related to troubled debt restructurings to coincide with the effective date of a proposed accounting standards update related to troubled debt restructurings, which is effective for periods ending after June 15, 2011.

ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. ASU 2011-02 provides additional guidance or clarification to help determine whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. ASU 2011-02 will be effective for the Company on July 1, 2011, and applies retrospectively to restructurings occurring on or after January 1, 2011. The adoption of ASU 2011-02 is not expected to have a significant impact on the Company’s financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(UNAUDITED)

4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The loan portfolio consists of various types of loans made principally to borrowers located in South Texas, Houston, Central Texas, Bryan/College Station, East Texas and Dallas/Fort Worth and is classified by major type as follows:

	June 30, 2011	December 31, 2010
	(Dollars in thousands)
Commercial and industrial	$423,743	$409,426
Real estate:
Construction and land development	483,581	502,327
1-4 family residential	941,250	824,057
Home equity	131,213	118,781
Commercial mortgage	1,329,784	1,288,023
Agriculture real estate	115,515	98,871
Multi-family residential	81,717	82,626
Agriculture	45,265	41,881
Consumer (net of unearned discount)	81,132	87,977
Other	32,048	31,054

Total	$3,665,248	$3,485,023

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

(ii) Commercial Mortgages. The Company makes commercial mortgage loans collateralized by owner-occupied and non-owner-occupied real estate to finance the purchase of real estate. The Company’s commercial mortgage loans are collateralized by first liens on real estate, typically have variable interest rates (or five year or less fixed rates) and amortize over a 15 to 20 year period. Payments on loans secured by such properties are often dependent on the successful operation or management of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than other types of loans. The Company seeks to minimize these risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition in connection with underwriting these loans. The underwriting analysis also includes credit verification, analysis of global cash flow, appraisals and a review of the financial condition of the borrower. At June 30, 2011, approximately 36.5% of the outstanding principal balance of the Company’s commercial real estate loans was secured by owner-occupied properties. At June 30, 2011, the Company had commercial real estate loans totaling $1.90 billion which include the categories of construction and land development loans, commercial mortgage loans and multi-family residential loans.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(UNAUDITED)

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

JUNE 30, 2011

(UNAUDITED)

The Company maintains an independent loan review department that reviews and validates the credit risk program on a periodic basis. Results of these reviews are presented to management. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as the Company’s policies and procedures.

Concentrations of Credit. Most of the Company’s lending activity occurs within the State of Texas, including the four largest metropolitan areas of Austin, Dallas/Ft. Worth, Houston and San Antonio. The majority of the Company’s loan portfolio consists of commercial real estate loans and commercial and industrial loans. As of June 30, 2011 and December 31, 2010, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

Foreign Loans. The Company has U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at June 30, 2011 or December 31, 2010.

Related Party Loans. As of June 30, 2011 and December 31, 2010, loans outstanding to directors, officers and their affiliates totaled $9.6 million and $12.8 million, respectively. All transactions entered into between the Company and such related parties are done in the ordinary course of business, made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related-party loans is as follows:

	June 30, 2011	December 31, 2010
	(Dollars in thousands)
Beginning balance	$12,783	$15,540
New loans and reclassified related loans	3,181	910
Repayments	(6,347)	(3,667)

Ending balance	$9,617	$12,783

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

JUNE 30, 2011

(UNAUDITED)

The Company requires appraisals on loans collateralized by real estate. With respect to potential problem loans, an evaluation of the borrower’s overall financial condition is made to determine the need, if any, for possible writedowns or appropriate additions to the allowance for credit losses.

As of the dates indicated, nonaccrual loans, segregated by class of loans, were as follows:

	June 30, 2011	December 31, 2010
	(Dollars in thousands)
Construction and land development	$137	$1,417
Agriculture and agriculture real estate	16	11
1-4 family (includes home equity)	835	1,559
Commercial real estate (commercial mortgage and multi-family residential)	1,681	235
Commercial and industrial	842	1,179
Consumer and other	7	38

Total	$3,518	$4,439

An age analysis of past due loans, segregated by class of loans, as of June 30, 2011 was as follows:

	As of June 30, 2011
	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Accruing Loans 90 or More Days Past Due
	(Dollars in thousands)
Construction and land development	$2,556	$136	$2,692	$480,889	$34
Agriculture and agriculture real estate	345	44	389	160,391	60
1-4 family (includes home equity)	2,050	676	2,726	1,069,737	—
Commercial real estate (commercial mortgage and multi- family residential)	6,374	1,514	7,888	1,403,613	195
Commercial and industrial	1,889	725	2,614	421,129	—
Consumer and other	415	17	432	112,748	17

Total	$13,629	$3,112	$16,741	$3,648,507	$306

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(UNAUDITED)

The following table presents information regarding past due loans and nonperforming assets at the dates indicated:

	June 30, 2011	December 31, 2010
	(Dollars in thousands)
Nonaccrual loans	$3,518	$4,439
Accruing loans 90 or more days past due	306	189

Total nonperforming loans	3,824	4,628
Repossessed assets	15	161
Other real estate	8,841	11,053

Total nonperforming assets	$12,680	$15,842

Nonperforming assets to total loans and other real estate	0.35%	0.45%

The Company’s conservative lending approach has resulted in strong asset quality. The Company had $12.7 million in nonperforming assets at June 30, 2011 compared with $15.8 million at December 31, 2010. If interest on nonaccrual loans had been accrued under the original loan terms, approximately $97,000 would have been recorded as income for the six months ended June 30, 2011.

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

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(UNAUDITED)

Impaired loans as of June 30, 2011 are set forth in the following table. No interest income was recognized on impaired loans subsequent to their classification as impaired.

	June 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment Quarter to Date	Average Recorded Investment Year to Date
	(Dollars in thousands)

With no related allowance recorded:

Construction and land development	$37	$37	$—	$19	$54
Agriculture and agriculture real estate	6	7	—	6	4
1-4 family (includes home equity)	138	162	—	200	210
Commercial real estate (commercial mortgage and multi-family residential)	1,447	1,467	—	987	731
Commercial and industrial	272	1,273	—	299	317
Consumer and other	—	—	—	4	2
With an allowance recorded:

Construction and land development	89	89	21	109	515
Agriculture and agriculture real estate	10	11	10	11	11
1-4 family (includes home equity)	483	493	207	304	625
Commercial real estate (commercial mortgage and multi-family residential)	350	358	208	305	203
Commercial and industrial	547	739	389	520	589
Consumer and other	7	19	7	11	17

Total:

Construction and land development	126	126	21	128	569
Agriculture and agriculture real estate	16	18	10	17	15
1-4 family (includes home equity)	621	655	207	504	835
Commercial real estate (commercial mortgage and multi-family residential)	1,797	1,825	208	1,292	934
Commercial and industrial	819	2,012	389	819	906
Consumer and other	7	19	7	15	19

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

JUNE 30, 2011

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

The following table presents risk grades and classified loans by class of loan at June 30, 2011. Classified loans include loans in Risk Grades 5, 6 and 7.

	Construction and Land Development	Agriculture and Agriculture Real Estate	1-4 Family (Includes Home Equity)	Commercial Real Estate (Commercial Mortgage and Multi-Family)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Grade 1	$—	$3,705	$—	$—	$49,132	$31,314	$84,151
Grade 2	465,749	156,888	1,057,828	1,374,714	372,139	81,853	3,509,171
Grade 3	4,986	119	9,506	11,517	710	—	26,838
Grade 4	12,719	52	4,508	23,473	943	6	41,701
Grade 5	127	16	607	1,797	377	7	2,931
Grade 6	—	—	14	—	442	—	456
Grade 7	—	—	—	—	—	—	—

Total	$483,581	$160,780	$1,072,463	$1,411,501	$423,743	$113,180	$3,665,248

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(UNAUDITED)

The following table presents risk grades and classified loans by class of loan at December 31, 2010. Classified loans include loans in Risk Grades 5, 6 and 7.

	Construction and Land Development	Agriculture and Agriculture Real Estate	1-4 Family (Includes Home Equity)	Commercial Real Estate (Commercial Mortgage and Multi-Family)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Grade 1	$—	$4,057	$—	$—	$41,455	$35,188	$80,700
Grade 2	479,443	136,607	930,110	1,335,222	364,150	83,797	3,329,330
Grade 3	4,492	—	6,571	13,165	858	1	25,087
Grade 4	16,937	77	4,663	22,041	1,883	15	45,614
Grade 5	1,455	11	1,425	221	286	30	3,429
Grade 6	—	—	69	—	794	—	863
Grade 7	—	—	—	—	—	—	—

Total	$502,327	$140,752	$942,838	$1,370,649	$409,426	$119,031	$3,485,023

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

JUNE 30, 2011

(UNAUDITED)

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

At June 30, 2011, the allowance for credit losses totaled $51.9 million or 1.42% of total loans. At December 31, 2010, the allowance aggregated $51.6 million or 1.48% of total loans.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(UNAUDITED)

The following table details the recorded investment in loans and activity in the allowance for credit losses by portfolio segment for the six months ended June 30, 2011. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Construction and Land Development	Agriculture and Agriculture Real Estate	1-4 Family (Including Home Equity)	Commercial Real Estate (Commercial Mortgage and Multi-Family)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses:
Beginning balance	$15,304	$271	$9,724	$21,239	$3,891	$1,155	$51,584
Provision for credit losses	(788)	67	997	2,047	445	332	3,100
Charge-offs	(1,281)	—	(386)	(501)	(805)	(607)	(3,580)
Recoveries	129	1	3	4	319	372	828

Net charge-offs	(1,152)	1	(383)	(497)	(486)	(235)	(2,752)

Ending balance	13,364	339	10,338	22,789	3,850	1,252	51,932
Ending balance: individually evaluated for impairment	21	10	207	208	389	7	842

Ending balance: collectively evaluated for impairment	$13,343	$329	$10,131	$22,581	$3,461	$1,245	$51,090

Loans:
Ending balance: individually evaluated for impairment	17,832	187	14,635	36,789	2,472	12	71,927
Ending balance: collectively evaluated for impairment	465,749	160,593	1,057,828	1,374,712	421,271	113,168	3,593,321

Ending balance	$483,581	$160,780	$1,072,463	$1,411,501	$423,743	$113,180	$3,665,248

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(UNAUDITED)

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value. There were no movements between levels for the six months ended June 30, 2011.

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available for sale securities (at fair value):
States and political subdivisions (including QZAB)	$—	$49,105	$—	$49,105
Corporate debt securities and other	—	9,170	—	9,170
Collateralized mortgage obligations	—	853	—	853
Mortgage-backed securities	—	319,706	—	319,706

TOTAL	$—	$378,834	$—	$378,834

Certain assets and liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). These instruments include other real estate owned, repossessed assets and impaired loans per ASC Topic 310, Receivables. For the six months ended June 30, 2011, the Company had additions to impaired loans of $2.0 million and additions to other real estate owned of $7.9 million, of which $1.6 million and $2.5 million were outstanding June 30, 2011, respectively. During the reported periods, all fair value measurements for other real estate owned and impaired loans utilized Level 2 inputs with impaired loans reported at the fair value of the underlying collateral when repayment is expected solely from the collateral. The remaining financial assets and financial liabilities measured at fair value on a non-recurring basis that were recorded in 2011 and remained outstanding at June 30, 2011 were not significant.

The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. In estimating fair value, the Company utilizes valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. Such valuation techniques are consistently applied. Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability. FASB ASC Topic 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

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

Deposits —The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

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

JUNE 30, 2011

(UNAUDITED)

FASB ASC Topic 825, Financial Instruments, requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The carrying amount and estimated fair values of the Company’s financial instruments are as follows:

	June 30,		December 31,
	2011		2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash and due from banks	$145,910	$145,910	$158,975	$158,975
Federal funds sold	350	350	393	393
Held to maturity securities	4,262,830	4,409,272	4,188,563	4,310,807
Available for sale securities	378,834	378,834	428,553	428,553
Loans held for investment, net of allowance for credit losses	3,613,316	3,593,297	3,433,439	3,421,488

Total	$8,401,240	$8,527,663	$8,209,923	$8,320,216

Financial liabilities:
Deposits	$7,667,692	$7,677,856	$7,454,920	$7,467,523
Junior subordinated debentures	85,055	80,210	92,265	92,284
Other borrowings	248,839	250,554	374,433	375,882
Securities sold under repurchase agreements	91,288	91,288	60,659	60,659

Total	$8,092,874	$8,099,908	$7,982,277	$7,996,348

The Company’s off-balance sheet commitments, which total $460.5 million at June 30, 2011, are funded at current market rates at the date they are drawn upon. It is management’s opinion that the fair value of these commitments would approximate their carrying value, if drawn upon.

The fair value estimates presented herein are based on pertinent information available to management at June 30, 2011. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

6. GOODWILL AND CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles (CDI) for the six months ended June 30, 2011 were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)
Balance as of December 31, 2010	$924,258	$28,776
Amortization	—	(3,977)
Acquisition of First Bank branches	279	—

Balance as of June 30, 2011	$924,537	$24,799

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(UNAUDITED)

Purchase accounting adjustments to prior year acquisitions were made to adjust deferred tax asset and liability balances. Goodwill is recorded on the acquisition date of each entity. The Company may record subsequent adjustments to goodwill for amounts undeterminable at acquisition date, such as deferred taxes and real estate valuations, and therefore the goodwill amounts reflected in the table above may change accordingly. The Company initially records the total premium paid on acquisitions as goodwill. After finalizing the valuation, core deposit intangibles are identified and reclassified from goodwill to core deposit intangibles on the balance sheet. This reclassification has no effect on total assets or liabilities. Management performs an evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill and other intangibles has occurred. If any such impairment is determined, a write down is recorded. As of June 30, 2011, there were no impairments recorded on goodwill or other intangibles.

Core deposit intangibles are amortized on an accelerated basis over their estimated lives, which the Company believes is between 8 and 10 years. Gross core deposit intangibles outstanding were $79.2 million at June 30, 2011 and December 31, 2010, respectively. Net core deposit intangibles outstanding were $24.8 million and $28.8 million at the same dates, respectively. Amortization expense related to intangible assets totaled $1.9 million and $2.3 million for the three months ended June 30, 2011 and 2010, respectively, and $4.0 million and $4.6 million for the six months ended June 30, 2011 and 2010, respectively. The estimated aggregate future amortization expense for intangible assets remaining as of June 30, 2011 is as follows (dollars in thousands):

Remaining 2011	$3,803

2012	6,347

2013	4,465

2014	3,314

2015	2,804

Thereafter	4,066

Total	$24,799

7. STOCK BASED COMPENSATION

At June 30, 2011, the Company had three stock-based employee compensation plans and one stock option plan assumed in connection with acquisitions under which no additional options will be granted. Two of the three plans adopted by the Company have expired and therefore no additional awards may be issued under those plans. The Company accounts for stock-based employee compensation plans using the fair value-based method of accounting in accordance with ASC Topic 718. ASC Topic 718 was effective for companies in 2006; however, the Company has been recognizing compensation expense since January 1, 2003. The Company recognized $1.6 million and $1.5 million in stock-based compensation expense for the six months ended June 30, 2011 and 2010, respectively, and $936,000 and $692,000 in stock-based compensation expense for the three months ended June 30, 2011 and 2010, respectively. There was approximately $548,000 and $469,000 of income tax benefit recorded for the stock-based compensation expense for the six months ended June 30, 2011 and 2010, respectively, and $314,000 and $217,000 of income tax benefit recorded for the stock-based compensation expense for the three months ended June 30, 2011 and 2010, respectively.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(UNAUDITED)

The Company has granted shares of common stock (“restricted stock”) to certain directors and associates under the Company’s 2004 Stock Incentive Plan. The awardee is not entitled to the shares until they vest, which is generally over a 1 to 5 year period, but the awardee is entitled to receive dividends on and vote the shares prior to vesting. The shares granted do not have a cost to the awardee and the only requirement of vesting is continued service to the Company. Compensation cost related to restricted stock is calculated based on the market price of the shares at the date of grant. If the awardee leaves the Company before the shares vest, the unvested shares are forfeited. As of June 30, 2011, there were 385,650 shares of restricted stock outstanding with a weighted average grant date fair value of $37.30.

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

The fair value of options was estimated using an option-pricing model with the following weighted average assumptions:

	June 30,
	2011	2010
Expected life (years)	5.29	5.14
Risk free interest rate	3.66%	3.88%
Volatility	20.99%	21.21%
Dividend yield	1.25%	1.26%

A summary of changes in outstanding vested and unvested options during the six months ended June 30, 2011 is set forth below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Options outstanding, beginning of period	696	$27.24
Options granted	—	—
Options forfeited	—	—
Options exercised	(166)	24.28

Options outstanding, end of period	530	$28.17	4.38	$8,296

Options vested or expected to vest	514	$27.94	4.34	$8,166

Options exercisable, end of period	240	$26.57	3.44	$4,144

No options were granted during the six months ended June 30, 2011 or June 30, 2010. The total intrinsic value of the options exercised during the six month periods ended June 30, 2011 and 2010 was $3.2 million and $986,000, respectively. The total fair value of shares vested during the six month periods ended June 30, 2011 and 2010 was $144,000 and $124,000, respectively.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

(UNAUDITED)

A summary of changes in non-vested options is set forth below:

	Six Months Ended June 30,
	2011		2010
	Number of Options	Weighted Average Grant Date Fair Value	Number of Options	Weighted Average Grant Date Fair Value
	(In thousands)		(In thousands)
Non-vested options outstanding, beginning of period	313	$6.89	376	$6.78
Options granted	—	—	—	—
Non-vested options forfeited	—	—	(15)	6.94
Options vested	(23)	6.30	(21)	5.78

Non-vested options outstanding, end of period	290	$6.93	340	$6.84

The Company received $4.0 million and $1.7 million in cash from the exercise of stock options during the six month periods ended June 30, 2011 and 2010, respectively. There was no tax benefit realized from option exercises of the stock-based compensation arrangements during the six month periods ended June 30, 2011 and 2010.

As of June 30, 2011, there was $8.4 million of total unrecognized compensation expense related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.8 years.

8. CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ITEMS

Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of June 30, 2010 (other than deposit obligations). The payments do not include pre-payment options that may be available to the Company. The Company’s future cash payments associated with its contractual obligations pursuant to its junior subordinated debentures, FHLB borrowings and operating leases as of June 30, 2011 are summarized below. Payments for junior subordinated debentures include interest of $51.7 million that will be paid over the future periods. The future interest payments were calculated using the current rate in effect at June 30, 2011. With respect to floating interest rates, the payments were determined based on the 3-month LIBOR in effect at June 30, 2011. The current principal balance of the junior subordinated debentures at June 30, 2011 was $85.1 million. Payments for FHLB borrowings include interest of $3.8 million that will be paid over the future periods. Payments related to leases are based on actual payments specified in underlying contracts.

	Payments due in:
	Remaining Fiscal 2011	Fiscal 2012-2013	Fiscal 2014-2015	Thereafter	Total
	(Dollars in thousands)
Junior subordinated debentures	$1,162	$4,645	$4,645	$126,258	$136,710
Federal Home Loan Bank borrowings	236,263	3,356	3,836	9,211	252,666
Operating leases	2,719	9,435	5,254	1,426	18,834

Total	$240,144	$17,436	$13,735	$136,895	$408,210

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2011

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

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit as of June 30, 2011 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Remaining Fiscal 2011	Fiscal 2012-2013	Fiscal 2014-2015	Thereafter	Total
	(Dollars in thousands)
Standby letters of credit	$8,524	$4,055	$3,121	$54	$15,754
Commitments to extend credit	131,970	170,148	3,782	138,866	444,766

Total	$140,494	$174,203	$6,903	$138,920	$460,520

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Total assets were $9.66 billion at June 30, 2011 compared with $9.48 billion at December 31, 2010, an increase of $180.6 million or 1.9%. Total loans were $3.67 billion at June 30, 2011 compared with $3.49 billion at December 31, 2010, an increase of $180.2 million or 5.2%. Total deposits were $7.67 billion at June 30, 2011 compared with $7.45 billion December 31, 2010, an increase of $212.8 million or 2.9%. Total shareholders’ equity was $1.51 billion at June 30, 2011 compared with $1.45 billion at December 31, 2010, an increase of $59.3 million or 4.1%.

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

Goodwill and Intangible Assets—Goodwill and intangible assets that have indefinite useful lives are subject to an impairment test at least annually, or more often, if events or circumstances indicate that it is more likely than not that the fair value of Prosperity Bank, the Company’s only reporting unit with assigned goodwill, is below the carrying value of its equity. Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of the Company’s reporting unit compared with its carrying value. If the carrying amount exceeds the fair value of the reporting unit, a second test is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment. The Company estimated the fair value of its reporting unit through several valuation techniques that consider, among other things, the historical and current financial position and results of operations of the Company, general economic and market conditions and exit prices for recent market transactions. The Company had no intangible assets with indefinite useful lives at June 30, 2011. Other identifiable intangible assets that are subject to amortization are amortized on an accelerated basis over the years expected to be benefited, which the Company believes is between eight and ten years. These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value to carrying value. Based on the Company’s annual goodwill impairment test as of September 30, 2010, management does not believe any of its goodwill is impaired as of June 30, 2011 because the fair value of the Company’s equity exceeded its carrying value. While the Company believes no impairment existed at June 30, 2011 under accounting standards applicable at that date, different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation and financial condition or future results of operations.

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

RESULTS OF OPERATIONS

Net income available to common shareholders was $35.1 million ($0.75 per common share on a diluted basis) for the quarter ended June 30, 2011 compared with $31.7 million ($0.68 per common share on a diluted basis) for the quarter ended June 30, 2010, an increase in net income of $3.3 million or 10.5%. The Company posted returns on average common equity of 9.36% and 9.12%, returns on average assets of 1.45% and 1.34% and efficiency ratios of 43.58% and 46.04% for the quarters ended June 30, 2011 and 2010, respectively. The efficiency ratio is calculated by dividing total noninterest expense (excluding credit loss provisions) by net interest income plus noninterest income (excluding net gains and losses on the sale of securities and assets). Additionally, taxes are not part of this calculation.

For the six months ended June 30, 2011, net income available to common shareholders was $69.0 million ($1.47 per common share on a diluted basis) compared with $62.7 million ($1.34 per common share on a diluted basis) for the same period in 2010, an increase in net income of $6.2 million or 9.9%. The Company posted returns on average common equity of 9.29% and 9.09%, returns on average assets of 1.43% and 1.37% and efficiency ratios of 43.94% and 44.93% for the six months ended June 30, 2011 and 2010, respectively.

Net Interest Income

The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.”

Net interest income before the provision for credit losses was $83.6 million for the quarter ended June 30, 2011 compared with $80.6 million for the quarter ended June 30, 2010, an increase of $3.0 million, or 3.8%. Net interest income increased as a result of an increase in average interest-earning assets to $8.35 billion for the quarter ended June 30, 2011 compared with $8.16 billion for the quarter ended June 30, 2010, an increase of $196.3 million, or 2.4%. The increase is net interest income was also partially due to decreased interest expense resulting from lower deposit pricing.

The net interest margin on a tax equivalent basis increased to 4.06% for the quarter ended June 30, 2011 compared with 4.00% for the quarter ended June 30, 2010. The average rate paid on interest-bearing liabilities decreased 41 basis points from 1.17% for the quarter ended June 30, 2010 to 0.76% for the quarter ended June 30, 2011. The average yield on earning assets decreased 30 basis points from 4.89% for the quarter ended June 30, 2010 to 4.59% for the quarter ended June 30, 2011. The volume of interest-bearing liabilities decreased $95.6 million and the volume of interest-earning assets increased $196.3 million for the same periods.

Net interest income before the provision for credit losses increased $5.7 million, or 3.6%, to $164.0 million for the six months ended June 30, 2011 compared with $158.4 million for the same period in 2010. This increase was mainly attributable to higher average interest-earning assets. The net interest margin on a tax equivalent basis decreased to 4.04% compared with 4.09% for the same periods.

The following tables set forth, for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the three and the six month periods ended June 30, 2011 and 2010. The tables also set forth the average rate paid on total interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Except as indicated in the footnotes, no tax-equivalent adjustments were made and all average balances are daily average balances. Any nonaccruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended June 30,
	2011			2010
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (2)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (2)
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$3,631,256	$53,703	5.93%	$3,404,127	$52,681	6.21%
Securities (1)	4,707,217	41,919	3.56	4,642,246	46,603	4.02
Federal funds sold and other temporary investments	13,218	30	0.91	109,027	74	0.27

Total interest-earning assets	8,351,691	95,652	4.59%	8,155,400	99,358	4.89%

Less allowance for credit losses	(51,861)			(52,726)

Total interest-earning assets, net of allowance	8,299,830			8,102,674
Noninterest-earning assets	1,378,738			1,387,543

Total assets	$9,678,568			$9,490,217

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,403,331	$2,061	0.59%	$1,381,215	$2,517	0.73%
Savings and money market accounts	2,403,330	3,348	0.56	2,248,950	4,292	0.77
Certificates of deposit	2,175,165	5,655	1.04	2,599,197	10,764	1.66
Junior subordinated debentures	85,055	598	2.82	92,265	799	3.47
Federal funds purchased and other borrowings	218,310	250	0.46	44,477	211	1.90
Securities sold under repurchase agreements	68,413	110	0.64	83,092	175	0.84

Total interest-bearing liabilities	6,353,604	12,022	0.76%	6,449,196	18,758	1.17%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	1,770,664			1,583,010
Other liabilities	54,915			65,518

Total liabilities	8,179,183			8,097,724

Shareholders’ equity	1,499,385			1,392,493

Total liabilities and shareholders’ equity	$9,678,568			$9,490,217

Net interest rate spread			3.83%			3.72%

Net interest income and margin (3)		$83,630	4.02%		$80,600	3.96%

Net interest income and margin (tax-equivalent basis) (4)		$84,603	4.06%		$81,332	4.00%

(1)	Yield is based on amortized cost and does not include any component of unrealized gains or losses.
(2)	Annualized.
(3)	The net interest margin is equal to net interest income divided by average interest-earning assets.
(4)	In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35%.

	Six Months Ended June 30,
	2011			2010
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (2)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (2)
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$3,574,207	$105,903	5.98%	$3,373,654	$104,134	6.22%
Securities (1)	4,692,639	83,123	3.54	4,411,177	91,617	4.15
Federal funds sold and other temporary investments	13,200	35	0.53	84,916	103	0.24

Total interest-earning assets	8,280,046	189,061	4.60%	7,869,747	195,854	5.02%

Less allowance for credit losses	(51,780)			(52,240)

Total interest-earning assets, net of allowance	8,228,266			7,817,507
Noninterest-earning assets	1,387,885			1,369,399

Total assets	$9,616,151			$9,186,906

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,446,008	$4,299	0.60%	$1,382,751	$5,255	0.77%
Savings and money market accounts	2,381,326	6,684	0.57	2,143,678	8,312	0.78
Certificates of deposit	2,176,359	11,593	1.07	2,493,091	21,491	1.74
Junior subordinated debentures	88,059	1,745	4.00	92,265	1,590	3.48
Federal funds purchased and other borrowings	205,201	518	0.51	38,312	511	2.69
Securities sold under repurchase agreements	60,058	179	0.60	77,204	323	0.84

Total interest-bearing liabilities	6,357,011	25,018	0.79%	6,227,301	37,482	1.21%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	1,721,967			1,514,877
Other liabilities	52,956			64,726

Total liabilities	8,131,934			7,806,904

Shareholders’ equity	1,484,217			1,380,002

Total liabilities and shareholders’ equity	$9,616,151			$9,186,906

Net interest rate spread			3.81%			3.81%

Net interest income and margin (3)		$164,043	4.00%		$158,372	4.06%

Net interest income and margin (tax-equivalent basis) (4)		$165,905	4.04%		$159,797	4.09%

(1)	Yield is based on amortized cost and does not include any component of unrealized gains or losses.
(2)	Annualized.
(3)	The net interest margin is equal to net interest income divided by average interest-earning assets.
(4)	In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35%.

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

	Three Months Ended June 30,
	2011 vs. 2010
	Increase (Decrease) Due to
	Volume	Rate	Total
	(In thousands)
Interest-earning assets:
Loans	$3,515	$(2,493)	$1,022
Securities	652	(5,336)	(4,684)
Federal funds sold and other temporary investments	(65)	21	(44)

Total increase (decrease) in interest income	4,102	(7,808)	(3,706)

Interest-bearing liabilities:
Interest-bearing demand deposits	40	(496)	(456)
Savings and money market accounts	295	(1,239)	(944)
Certificates of deposit	(1,756)	(3,353)	(5,109)
Junior subordinated debentures	(62)	(139)	(201)
Federal funds purchased and other borrowings	825	(786)	39
Securities sold under repurchase agreements	(31)	(34)	(65)

Total decrease in interest expense	(689)	(6,047)	(6,736)

Increase (decrease) in net interest income	$4,791	$(1,761)	$3,030

	Six Months Ended June 30,
	2011 vs. 2010
	Increase (Decrease) Due to
	Volume	Rate	Total
	(In thousands)
Interest-earning assets:
Loans	$6,190	$(4,421)	$1,769
Securities	5,846	(14,340)	(8,494)
Federal funds sold and other temporary investments	(87)	19	(68)

Total increase (decrease) in interest income	11,949	(18,742)	(6,793)

Interest-bearing liabilities:
Interest-bearing demand deposits	240	(1,196)	(956)
Savings and money market accounts	921	(2,549)	(1,628)
Certificates of deposit	(2,730)	(7,168)	(9,898)
Junior subordinated debentures	(72)	227	155
Federal funds purchased and other borrowings	2,226	(2,219)	7
Securities sold under repurchase agreements	(72)	(72)	(144)

Total increase (decrease) in interest expense	513	(12,977)	(12,464)

Increase (decrease) in net interest income	$11,436	$(5,765)	$5,671

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

The Company made a $1.4 million provision for credit losses for the quarter ended June 30, 2011 and a $3.3 million provision for the quarter ended June 30, 2010. Net charge-offs were $1.2 million for the quarter ended June 30, 2011 compared with net charge-offs of $2.4 million for the quarter ended June 30, 2010. The Company made a $3.1 million provision for credit losses for the six months ended June 30, 2011 and a $7.7 million provision for the six months ended June 30, 2010. Net charge-offs were $2.8 million for the six months ended June 30, 2011 compared with $6.8 million for the six months ended June 30, 2010.

Noninterest Income

The Company’s primary sources of recurring noninterest income are non-sufficient funds fees (NSF fees), debit and ATM card income and service charges on deposit accounts. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method. Noninterest income totaled $13.5 million for the three months ended June 30, 2011 compared with $13.3 million for the same period in 2010, an increase of $234,000 or 1.8%. Noninterest income totaled $27.4 million for the six months ended June 30, 2011 compared with $26.3 million for the same period in 2010, an increase of $1.1 million or 4.3%. Both increases were primarily due to the increases in debit card and ATM card income and decreases in net loss on sale of ORE, partially offset by decreases in NSF fees and increases in loss on sale of securities.

The net loss on sale of ORE was $366,000 for the three months ended June 30, 2011 compared with a net loss of $1.7 million for the three months ended June 30, 2010. The net loss on sale of ORE was $526,000 for the six months ended June 30, 2011 compared with a net loss of $2.0 million for the same period in 2010.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Non-sufficient Funds	$6,226	$6,917	$12,333	$13,402
Debit card and ATM card income	3,809	3,201	7,261	5,928
Service charges on deposit accounts	2,511	2,562	4,994	4,939
Banking related service fees	523	546	1,024	1,015
Investment income	175	136	328	350
Bank owned life insurance income (BOLI)	346	598	681	925
Net gain on sale of assets	195	399	360	399
Net loss on sale of ORE	(366)	(1,689)	(526)	(1,983)
Net loss on sale of securities	(581)	—	(581)	—
Other noninterest income	692	626	1,523	1,299

Total noninterest income	$13,530	$13,296	$27,397	$26,274

Noninterest Expense

Noninterest expense totaled $42.5 million for the quarter ended June 30, 2011 compared with $43.0 million for the quarter ended June 30, 2010, a decrease of $535,000 million or 1.2%. Noninterest expense totaled $84.2 million for the six months ended June 30, 2011 compared with $82.8 million for the six months ended June 30, 2010, an increase of $1.4 million or 1.7%. The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(In thousands)

Salaries and employee benefits (1)	$23,994	$22,431	$47,198	$43,543

Non-staff expenses:
Net occupancy	3,547	3,708	7,195	7,142
Depreciation	2,037	2,147	4,058	4,153
Data processing	1,780	1,742	3,452	3,157
Communications	1,747	2,016	3,439	4,035
Printing and supplies	458	486	902	964
Professional fees	670	905	1,242	1,621
Regulatory assessments and FDIC insurance	2,894	2,801	5,895	5,410
Ad valorem and franchise taxes	1,005	982	2,011	1,918
Core deposit intangibles amortization	1,943	2,280	3,977	4,570
Other real estate	294	851	586	1,417
Other	2,145	2,700	4,254	4,844

Total non-staff expenses	18,520	20,618	37,011	39,231

Total noninterest expense	$42,514	$43,049	$84,209	$82,774

(1)	Includes stock based compensation expense of $936,000 and $692,000 for the three months ended June 30, 2011 and 2010, respectively, and $1.6 million and $1.5 million for the six months ended June 30, 2011 and 2010, respectively.

Salaries and employee benefit expenses were $24.0 million for the quarter ended June 30, 2011 compared with $22.4 million for the quarter ended June 30, 2010, an increase of $1.6 million, or 7.0%. The increase was principally due to an increase in annual employee incentive pay. For the six months ended June 30, 2011, salaries and employee benefit expenses were $47.2 million, an increase of $3.7 million or 8.4% compared with $43.5 million for the six months ended June 30, 2010. The number of full-time equivalent (FTE) associates employed by the Company was 1,675 at June 30, 2011 and 1,753 at June 30, 2010.

Other expense decreased $555,000 or 20.6% from $2.7 million for the three months ended June 30, 2010 to $2.1 million for the three months ended June 30, 2011. Other expense decreased $590,000 or 12.2% from $4.8 million for the six months ended June 30, 2010 to $4.3 million for the six months ended June 30, 2011. Overall general expenses were down due to continued efficiencies implemented by the Company.

Income Taxes

Income tax expense increased $2.3 million or 14.7% to $18.2 million for the quarter ended June 30, 2011 compared with $15.8 million for the same period in 2010. For the six months ended June 30, 2011, income tax expense totaled $35.2 million, an increase of $3.7 million or 11.9% compared with $31.4 million for the same period in 2010. The increase was primarily attributable to higher pretax net earnings for the three and six months ended June 30, 2011 compared with the same respective periods in 2010. The effective tax rate for the three months ended June 30, 2011 and 2010 was 34.1% and 33.3%, respectively. The effective tax rate for the six months ended June 30, 2011 and 2010 was 33.8% and 33.4%, respectively.

FINANCIAL CONDITION

Loan Portfolio

Total loans were $3.67 billion at June 30, 2011, an increase of $180.2 million or 5.2% compared with $3.49 billion at December 31, 2010.

The following table summarizes the loan portfolio of the Company by type of loan as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
	(In thousands)
Commercial and industrial	$423,743	11.6%	$409,426	11.7%
Real estate:
Construction and land development	483,581	13.2	502,327	14.4
1-4 family residential	941,250	25.7	824,057	23.7
Home equity	131,213	3.6	118,781	3.4
Commercial mortgages	1,329,784	36.3	1,288,023	37.0
Farmland	115,515	3.2	98,871	2.8
Multifamily residential	81,717	2.2	82,626	2.4
Agriculture	45,265	1.2	41,881	1.2
Consumer (net of unearned discount)	81,132	2.2	87,977	2.5
Other	32,048	0.8	31,054	0.9

Total loans	$3,665,248	100.0%	$3,485,023	100.0%

Nonperforming Assets

The Company had $12.7 million in nonperforming assets at June 30, 2011 and $15.8 million in nonperforming assets at December 31, 2010, a decrease of $3.2 million or 19.9%. The ratio of nonperforming assets to loans and other real estate was 0.35% at June 30, 2011 compared with 0.45% at December 31, 2010.

The Company generally places a loan on nonaccrual status and ceases accruing interest when the payment of principal or interest is delinquent for 90 days, or earlier in some cases, unless the loan is in the process of collection and the underlying collateral fully supports the carrying value of the loan.

The following table presents information regarding nonperforming assets as of the dates indicated:

	June 30, 2011	December 31, 2010
	(Dollars in thousands)

Nonaccrual loans	$3,518	$4,439
Accruing loans 90 or more days past due	306	189

Total nonperforming loans	3,824	4,628
Repossessed assets	15	161
Other real estate	8,841	11,053

Total nonperforming assets	$12,680	$15,842

Nonperforming assets to total loans and other real estate	0.35%	0.45%
Nonperforming assets to average earning assets	0.15%	0.20%

The following table presents information regarding nonperforming assets by type as of the dates indicated:

	June 30, 2011	December 31, 2010
	(Dollars in thousands)
Commercial	$875	$1,317
Construction	4,692	8,469
1-4 family (including home equity)	2,875	3,933
Commercial real estate (including multi-family)	4,151	2,022
Agriculture and agriculture real estate	51	11
Consumer	36	90

Total nonperforming assets	$12,680	$15,842

Allowance for Credit Losses

Management actively monitors the Company’s asset quality and provides specific loss allowances when necessary. Loans are charged-off against the allowance for credit losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. As of June 30, 2011, the allowance for credit losses amounted to $51.9 million or 1.42% of total loans compared with $51.6 million or 1.48% of total loans at December 31, 2010.

Set forth below is an analysis of the allowance for credit losses for the six months ended June 30, 2011 and the year ended December 31, 2010:

	Six Months Ended June 30, 2011	Year Ended December 31, 2010
	(Dollars in thousands)

Average loans outstanding	$3,574,207	$3,394,502

Gross loans outstanding at end of period	$3,665,248	$3,485,023

Allowance for credit losses at beginning of period	$51,584	$51,863
Provision for credit losses	3,100	13,585
Charge-offs:
Commercial and industrial	(805)	(2,863)
Real estate and agriculture	(2,167)	(10,549)
Consumer	(608)	(2,071)
Recoveries:
Commercial and industrial	319	346
Real estate and agriculture	136	444
Consumer	373	829

Net charge-offs	(2,752)	(13,864)

Allowance for credit losses at end of period	$51,932	$51,584

Ratio of allowance to end of period loans	1.42%	1.48%
Ratio of net charge-offs to average loans (annualized)	0.15%	0.41%
Ratio of allowance to end of period nonperforming loans	1,358.1%	1,114.6%

Securities

The carrying cost of securities totaled $4.64 billion at June 30, 2011 compared with $4.62 billion at December 31, 2010, an increase of $24.5 million or 0.5%. At June 30, 2011, securities represented 48.1% of total assets compared with 48.7% of total assets at December 31, 2010.

The Company recorded a loss on sale of securities of $581,000 for the three and six months ended June 30, 2011 compared with no loss on sale of securities for the three or six months ended June 30, 2010. The Company sold two non-agency CMOs with a total book value of $3.2 million due to a downgrade of the CMOs to less than investment grade in the second quarter of 2011. Following this sale, at June 30, 2011, the Company has nine investment grade non-agency CMOs remaining with a book value of $4.0 million.

The following table summarizes the amortized cost of securities as of the dates shown (available for sale securities are not adjusted for unrealized gains or losses):

	June 30, 2011	December 31, 2010
	(In thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$9,922	$10,996
States and political subdivisions	74,139	76,031
Corporate debt securities	2,987	2,984
Collateralized mortgage obligations	369,901	444,827
Mortgage-backed securities	4,132,880	4,032,083
Qualified Zone Academy Bond (QZAB) and Qualified School Constructions Bonds (QSCB)	20,900	20,900
Equity securities	7,288	7,288

Total amortized cost	$4,618,017	$4,595,109

Total fair value	$4,788,106	$4,739,360

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

Management does not intend to sell any debt securities or more likely than not will not be required to sell any debt securities before their anticipated recovery, at which time the Company will receive full value for the securities. Furthermore, management has the intent to hold the securities classified as available for sale that were in a loss position as of June 30, 2011 for a period of time sufficient for an entire recovery of the cost basis of the securities. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of June 30, 2011, management believes any impairment in the Company’s securities are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

The following tables present the amortized cost and fair value of securities classified as available for sale at June 30, 2011:

	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

States and political subdivisions	$46,588	$2,539	$(22)	$49,105

Corporate debt securities and other	8,776	394	—	9,170

Collateralized mortgage obligations	875	—	(22)	853

Mortgage-backed securities	298,948	20,828	(70)	319,706

Total	$355,187	$23,761	$(114)	$378,834

The following tables present the amortized cost and fair value of securities classified as held to maturity at June 30, 2011:

	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)

U.S. Treasury securities and obligations of U.S. government agencies	$9,921	$650	$—	$10,571

States and political subdivisions	48,451	2,121	(391)	50,181

Corporate debt securities	1,500	159	—	1,659

Collateralized mortgage obligations	369,027	8,275	(352)	376,950

Mortgage-backed securities	3,833,931	140,460	(4,480)	3,969,911

Total	$4,262,830	$151,665	$(5,223)	$4,409,272

Premises and Equipment

Premises and equipment, net of accumulated depreciation, totaled $160.1 million and $159.1 million at June 30, 2011 and December 31, 2010, respectively, an increase of $1.1 million or 0.7%.

Deposits

Total deposits were $7.67 billion at June 30, 2011 compared with $7.45 billion at December 31, 2010, an increase of $212.8 million or 2.9%. At June 30, 2011, noninterest-bearing deposits accounted for approximately 23.3% of total deposits compared with 22.4% of total deposits at December 31, 2010. Interest-bearing demand deposits totaled $5.88 billion or 76.7% of total deposits at June 30, 2011 compared with $5.78 billion or 77.6% of total deposits at December 31, 2010.

The following table summarizes the daily average balances and weighted average rates paid on deposits for the periods presented below:

	Six Months Ended June 30, 2011		Year Ended December 31, 2010
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)

Interest-bearing demand	$1,446,008	0.60%	$1,336,400	0.67%
Regular savings	449,111	0.40	377,456	0.46
Money market savings	1,932,215	0.61	1,812,239	0.74
Time deposits	2,176,359	1.07	2,438,968	1.53

Total interest-bearing deposits	6,003,693	0.76	5,965,063	1.03
Noninterest-bearing deposits	1,728,508	—	1,567,676	—

Total deposits	$7,732,201	0.59%	$7,532,739	0.82%

Other Borrowings

The Company utilizes borrowings to supplement deposits to fund its lending and investment activities. Borrowings consist of funds from the Federal Home Loan Bank (“FHLB”) and correspondent banks. FHLB advances are considered short-term, overnight borrowings. At June 30, 2011, the Company had $235.0 million in FHLB advances and $13.8 million in FHLB long-term notes payable compared with $360.0 million in FHLB advances and $14.4 million in FHLB long-term notes payable at December 31, 2010. FHLB advances are available to the Company under a security and pledge agreement. At June 30, 2011, the Company had total funds of $3.20 billion available under this agreement of which $248.8 million was outstanding. The weighted average interest rate paid on the FHLB notes payable at June 30, 2011 end was 5.2%. The maturity dates on the FHLB notes payable range from the years 2011 to 2028 and have interest rates ranging from 4.08% to 6.10%. The highest outstanding balance of FHLB advances during the six months ended June 30, 2011 was $474.0 million compared with $465.0 million for the year ended December 31, 2010. The average rate paid on FHLB advances for the six months ended June 30, 2011 was 0.16%.

At June 30, 2011, the Company had $91.3 million in securities sold under repurchase agreements compared with $60.7 million at December 31, 2010, an increase of $30.6 million or 50.5%.

The following table presents the Company’s borrowings at June 30, 2011and December 31, 2010:

	June 30, 2011	December 31, 2010
	(In thousands)

FHLB advances	$235,000	$360,000
FHLB long-term notes payable	13,839	14,433

Total other borrowings	248,839	374,433
Securities sold under repurchase agreements	91,288	60,659

Total	$340,127	$435,092

Junior Subordinated Debentures

At June 30, 2011 and December 31, 2010, the Company had outstanding $85.1 million and $92.3 million in junior subordinated debentures issued to the Company’s unconsolidated subsidiary trusts, respectively. On March 7, 2011, the Company redeemed $7.2 million in junior subordinated debentures held by TXUI Statutory Trust I that bore a fixed interest rate of 10.60%. A penalty of $383,000 was incurred in connection with the payoff and recorded as interest expense.

A summary of pertinent information related to the Company’s seven issues of junior subordinated debentures outstanding at June 30, 2011 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate(1)	Junior Subordinated Debt Owed to Trusts	Maturity Date(2)
Prosperity Statutory Trust II	July 31, 2001	$15,000,000	3 month LIBOR + 3.58%, not to exceed 12.50%	$15,464,000	July 31, 2031

Prosperity Statutory Trust III	Aug. 15, 2003	12,500,000	3 month LIBOR + 3.00%(3)	12,887,000	Sept. 17, 2033

Prosperity Statutory Trust IV	Dec. 30, 2003	12,500,000	3 month LIBOR + 2.85%(4)	12,887,000	Dec. 30, 2033

SNB Capital Trust IV(5)	Sept. 25, 2003	10,000,000	3 month LIBOR + 3.00%	10,310,000	Sept. 25, 2033

TXUI Statutory Trust II(6)	Dec. 19, 2003	5,000,000	3 month LIBOR + 2.85%(7)	5,155,000	Dec. 19, 2033

TXUI Statutory Trust III(6)	Nov. 30, 2005	15,500,000	3 month LIBOR + 1.39%	15,980,000	Dec. 15, 2035

TXUI Statutory Trust IV(6)	Mar. 31, 2006	12,000,000	3 month LIBOR + 1.39%	12,372,000	June 30, 2036

(1)	The 3-month LIBOR in effect as of June 30, 2011 was 0.25%.
(2)	All debentures are callable five years from issuance date.
(3)	The debentures bore a fixed interest rate of 6.50% until September 17, 2008, when the rate began to float on a quarterly basis based on the 3-month LIBOR plus 3.00%.
(4)	The debentures bore a fixed interest rate of 6.50% until December 30, 2008, when the rate began to float on a quarterly basis based on the 3-month LIBOR plus 2.85%.
(5)	Assumed in connection with the SNB acquisition on April 1, 2006.
(6)	Assumed in connection with the TXUI acquisition on January 31, 2007.
(7)	The debentures bore a fixed interest rate of 6.45% until January 23, 2009, when the rate began to float on a quarterly basis based on the 3-month LIBOR plus 2.85%.

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

As of June 30, 2011, the Company had outstanding $444.8 million in commitments to extend credit and $15.8 million in commitments associated with outstanding standby letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

The Company has no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of June 30, 2011, the Company had cash and cash equivalents of $146.3 million compared with $159.4 million at December 31, 2010, a decrease of $13.1 million. The decrease was primarily due to purchases of securities of $1.38 billion, an increase in loans of $189.8 million, net repayments of short-term debt of $125.0 million and purchases of premises and equipment of $5.5 million, partially offset by an increase in deposits of $213.0 million, proceeds from the maturities and repayments of securities of $1.34 billion, net earnings of $69.0 million, proceeds from the sale of bank premises, equipment and ORE of $8.9 million, an increase in securities sold under repurchase agreements of $30.6 million and net amortization of discount on investments of $12.9 million.

Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of June 30, 2010 (other than deposit obligations). The payments do not include pre-payment options that may be available to the Company. The Company’s future cash payments associated with its contractual obligations pursuant to its junior subordinated debentures, FHLB borrowings and operating leases as of June 30, 2011 are summarized below. Payments for junior subordinated debentures include interest of $51.7 million that will be paid over the future periods. The future interest payments were calculated using the current rate in effect at June 30, 2011. With respect to floating interest rates, the payments were determined based on the 3-month LIBOR in effect at June 30, 2011. The current principal balance of the junior subordinated debentures at June 30, 2011 was $85.1 million. Payments for FHLB borrowings include interest of $3.8 million that will be paid over the future periods. Payments related to leases are based on actual payments specified in underlying contracts.

	Payments due in:
	Remaining Fiscal 2011	Fiscal 2012-2013	Fiscal 2014-2015	Thereafter	Total
	(Dollars in thousands)
Junior subordinated debentures	$1,162	$4,645	$4,645	$126,258	$136,710
Federal Home Loan Bank borrowings	236,263	3,356	3,836	9,211	252,666
Operating leases	2,719	9,435	5,254	1,426	18,834

Total	$240,144	$17,436	$13,735	$136,895	$408,210

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

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit as of June 30, 2011 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Remaining Fiscal 2011	Fiscal 2012-2013	Fiscal 2014-2015	Thereafter	Total
	(In thousands)
Standby letters of credit	$8,524	$4,055	$3,121	$54	$15,754
Commitments to extend credit	131,970	170,148	3,782	138,866	444,766

Total	$140,494	$174,203	$6,903	$138,920	$460,520

Capital Resources

Total shareholders’ equity was $1.51 billion at June 30, 2011 compared with $1.45 billion at December 31, 2010, an increase of $59.3 million or 4.1%. The increase was due primarily to net earnings of $69.0 million and common stock issued in connection with the exercise of stock options and restricted stock awards of $4.0 million, partially offset by dividends paid of $16.4 million for the six months ended June 30, 2011.

Both the Board of Governors of the Federal Reserve System with respect to the Company, and the Federal Deposit Insurance Corporation (“FDIC”) with respect to the Bank, have established certain minimum risk-based capital standards that apply to bank holding companies and federally insured banks. The following table sets forth the Company’s total risk-based capital, Tier 1 risk-based capital and Tier 1 to average assets (leverage) ratios as of June 30, 2011:

Consolidated Capital Ratios
Total capital (to risk weighted assets)	15.93%
Tier 1 capital (to risk weighted assets)	14.72%
Tier 1 capital (to average assets)	7.24%

As of June 30, 2011, the Bank’s risk-based capital ratios were above the levels required for the Bank to be designated as “well capitalized” by the FDIC. To be designated as “well capitalized”, the minimum ratio requirements for the Bank’s total risk-based capital, Tier 1 risk-based capital, and Tier 1 to average assets (leverage) capital ratios must be 10.0%, 6.0% and 5.0%, respectively. The following table sets forth the Bank’s total risk-based capital, Tier 1 risk-based capital and Tier 1 to average assets (leverage) ratios as of June 30, 2011:

Capital Ratios (Bank Only)
Total capital (to risk weighted assets)	15.64%
Tier 1 capital (to risk weighted assets)	14.43%
Tier 1 capital (to average assets)	7.09%

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company manages market risk, which for the Company is primarily interest rate risk, through its Asset Liability Committee which is composed of senior officers of the Company, in accordance with policies approved by the Company’s Board of Directors.

The Company uses simulation analysis to examine the potential effects of market changes on net interest income and market value. The Company considers macroeconomic variables, Company strategy, liquidity and other factors as it quantifies market risk. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Interest Rate Sensitivity and Liquidity” which was filed on March 1, 2011 for further discussion.

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

a. Not applicable

b. Not applicable

c. Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	[REMOVED AND RESERVED]

ITEM 5.	OTHER INFORMATION

Not applicable

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267) (the “Registration Statement”))

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

3.3	Amended and Restated Bylaws of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 19, 2007)

4.1	Form of certificate representing shares of the Company’s common stock (incorporated by reference to Exhibit 4 to the Registration Statement)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive Financial Data

*	Filed with this Quarterly Report on Form 10-Q.
**	Furnished with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPERITY BANCSHARES, INC. ® (Registrant)

Date: 08/09/11	/S/ DAVID ZALMAN
David Zalman
Chairman and Chief Executive Officer

Date: 08/09/11	/S/ DAVID HOLLAWAY
David Hollaway
Chief Financial Officer