Form 10-Q
period 2011-09-30
PROSPERITY BANCSHARES INC
filed 2011-11-09
CIK 1068851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

As of November 1, 2011, there were 46,892,944 outstanding shares of the registrant’s Common Stock, par value $1.00 per share.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

INDEX TO FORM 10-Q

		Page
PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010 (unaudited)	3
	Condensed Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2011 and 2010 (unaudited)	4
	Condensed Consolidated Statements of Changes in Shareholders’ Equity for the Year Ended December 31, 2010 and for the Nine Months Ended September 30, 2011 (unaudited)	5
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010 (unaudited)	6
	Notes to Interim Condensed Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	41

Item 4.	Controls and Procedures	41

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	42

Item 1A.	Risk Factors	42

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3.	Defaults upon Senior Securities	42

Item 4.	Removed and Reserved	42

Item 5.	Other Information	42

Item 6.	Exhibits	42

Signatures		44

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2011	December 31, 2010
	(In thousands, except share data)
ASSETS
Cash and due from banks	$211,261	$158,975
Federal funds sold	294	393

Total cash and cash equivalents	211,555	159,368
Securities available for sale, at fair value (amortized cost of $331,875 and $406,546, respectively)	356,153	428,553
Securities held to maturity, at cost (fair value of $4,252,814 and $4,310,807, respectively)	4,074,377	4,188,563
Loans held for investment	3,737,630	3,485,023
Allowance for credit losses	(52,513)	(51,584)

Loans, net	3,685,117	3,433,439
Accrued interest receivable	27,878	29,935
Goodwill	924,537	924,258
Core deposit intangibles, net of accumulated amortization of $56,279 and $50,378, respectively	22,874	28,775
Bank premises and equipment, net	160,099	159,053
Other real estate owned	8,216	11,053
Bank Owned Life Insurance (BOLI)	49,695	48,697
Federal Home Loan Bank stock	14,136	24,982
Other assets	32,450	39,896

TOTAL ASSETS	$9,567,087	$9,476,572

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$1,861,907	$1,673,190
Interest-bearing	5,936,832	5,781,730

Total deposits	7,798,739	7,454,920
Other borrowings	13,583	374,433
Securities sold under repurchase agreements	66,166	60,659
Accrued interest payable	3,067	4,014
Other liabilities	59,138	37,942
Junior subordinated debentures	85,055	92,265

Total liabilities	8,025,748	8,024,233

COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $1 par value; 200,000,000 shares authorized; 46,930,032 and 46,721,114 shares issued at September 30, 2011 and December 31, 2010, respectively; 46,892,944 and 46,684,026 shares outstanding at September 30, 2011 and December 31, 2010, respectively	46,930	46,721
Capital surplus	882,620	876,050
Retained earnings	596,615	515,871
Accumulated other comprehensive income — net unrealized gain on available for sale securities, net of tax of $8,497 and $7,702 respectively	15,781	14,304
Less treasury stock, at cost, 37,088 shares	(607)	(607)

Total shareholders’ equity	1,541,339	1,452,339

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,567,087	$9,476,572

See notes to interim condensed consolidated financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$54,471	$52,855	$160,374	$156,989
Securities	38,714	43,382	121,861	134,999
Federal funds sold	4	10	15	113

Total interest income	93,189	96,247	282,250	292,101

INTEREST EXPENSE:
Deposits	9,717	14,702	32,293	49,760
Junior subordinated debentures	607	857	2,352	2,447
Federal funds purchased and other borrowings	200	259	718	770
Securities sold under repurchase agreements	127	162	306	485

Total interest expense	10,651	15,980	35,669	53,462

NET INTEREST INCOME	82,538	80,267	246,581	238,639
PROVISION FOR CREDIT LOSSES	950	3,000	4,050	10,685

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	81,588	77,267	242,531	227,954

NONINTEREST INCOME:
Customer service fees	12,662	13,201	37,250	37,470
Other	1,919	453	4,728	2,458

Total noninterest income	14,581	13,654	41,978	39,928

NONINTEREST EXPENSE:
Salaries and employee benefits	23,601	22,016	70,799	65,559
Net occupancy expense	3,784	4,036	10,979	11,178
Debit card, data processing and software amortization	1,954	1,550	5,406	4,707
Core deposit intangible amortization	1,924	2,274	5,901	6,844
Depreciation expense	2,041	2,161	6,099	6,314
Other	7,847	10,556	26,176	30,765

Total noninterest expense	41,151	42,593	125,360	125,367

INCOME BEFORE INCOME TAXES	55,018	48,328	159,149	142,515
PROVISION FOR INCOME TAXES	18,645	16,162	53,806	47,605

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$36,373	$32,166	$105,343	$94,910

EARNINGS PER SHARE
Basic	$0.78	$0.69	$2.25	$2.04

Diluted	$0.77	$0.69	$2.24	$2.03

See notes to interim condensed consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Capital	Retained	Accumulated Other Comprehensive	Treasury	Total Shareholders’
	Shares	Amount	Surplus	Earnings	Income	Stock	Equity
	(In thousands, except share and per share data)
BALANCE AT JANUARY 1, 2010	46,577,968	$46,578	$870,460	$418,008	$16,806	$(607)	$1,351,245
Comprehensive income:
Net income available to common shareholders				127,708			127,708
Net change in unrealized gain on available for sale securities (net of tax of $1,347)					(2,502)		(2,502)

Total comprehensive income							125,206
Common stock issued in connection with the exercise of stock options and restricted stock awards	143,146	143	2,553				2,696
Stock based compensation expense			3,037				3,037
Cash dividends declared, $0.64 per share				(29,845)			(29,845)

BALANCE AT DECEMBER 31, 2010	46,721,114	46,721	876,050	515,871	14,304	(607)	1,452,339
Comprehensive income:
Net income available to common shareholders				105,343			105,343
Net change in unrealized gain on available for sale securities (net of tax of $795)					1,477		1,477

Total comprehensive income							106,820
Common stock issued in connection with the exercise of stock options and restricted stock awards	208,918	209	3,966				4,175
Stock based compensation expense			2,604				2,604
Cash dividends declared, $0.525 per share				(24,599)			(24,599)

BALANCE AT SEPTEMBER 30, 2011	46,930,032	$46,930	$882,620	$596,615	$15,781	$(607)	$1,541,339

See notes to interim condensed consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2011	2010
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$105,343	$94,910
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,999	13,158
Provision for credit losses	4,050	10,685
Securities premium amortization, net	19,686	13,858
Net accretion loan and time deposit discount	(27)	(970)
Net loss on sale of other real estate	431	3,347
Net gain on sale of premises, equipment and other assets	(377)	(400)
Stock-based compensation expense	2,604	2,211
Decrease in other assets and accrued interest receivable	19,352	6,517
Increase in accrued interest payable and other liabilities	19,315	5,369

Net cash provided by operating activities	182,376	148,685

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of held to maturity securities	875,900	846,929
Purchase of held to maturity securities	(781,978)	(1,345,874)
Proceeds from maturities and principal paydowns of available for sale securities	1,075,249	1,131,749
Purchase of available for sale securities	(1,000,000)	(999,998)
Net (increase) decrease in loans	(263,587)	52,740
Purchase of bank premises and equipment	(7,621)	(12,253)
Proceeds from sale of bank premises, equipment, other real estate and other assets	10,699	28,184
Cash and cash equivalents acquired in the purchase of U.S. Bank branches	—	344,722
Premium paid for U.S. Bank branches	—	(13,136)
Cash and cash equivalents acquired in the purchase of First Bank branches	—	379,771
Premium paid for First Bank branches	—	(26,876)

Net cash (used in) provided by investing activities	(91,338)	385,958

	Nine Months Ended September 30,
	2011	2010
	(Dollars in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	$188,717	$1,954
Net increase (decrease) in interest-bearing deposits	155,408	(636,787)
Net (repayments of) proceeds from other short-term borrowings	(360,000)	57,000
Repayments of other long-term borrowings	(850)	(11,454)
Net increase in securities sold under repurchase agreements	5,507	20,013
Redemption of junior subordinated debentures	(7,210)	—
Proceeds from exercise of stock options	4,175	2,220
Payments of cash dividends	(24,599)	(21,675)

Net cash used in financing activities	(38,852)	(588,729)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$52,186	$(54,086)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	159,369	195,317

CASH AND CASH EQUIVALENTS, END OF PERIOD	$211,555	$141,231

NONCASH ACTIVITIES:
SUPPLEMENTAL DISCLOSURES:
Cash paid for income taxes	$51,438	$48,977
Cash paid for interest	36,616	55,659
Noncash investing and financing activities – acquisition of real estate through foreclosure of collateral	9,414	33,540

See notes to interim condensed consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(UNAUDITED)

1. BASIS OF PRESENTATION

The interim condensed consolidated financial statements include the accounts of Prosperity Bancshares, Inc.® (the “Company”) and its wholly-owned subsidiaries, Prosperity Bank ®(the “Bank”) and Prosperity Holdings of Delaware, L.L.C. All intercompany transactions and balances have been eliminated.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. Operating results for the nine month period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011 or any other period.

2. EARNINGS PER SHARE

The following table illustrates the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In thousands, except per share amounts)
Net income available to common shareholders	$36,373	$32,166	$105,343	$94,910
Weighted average common shares outstanding	46,890	46,640	46,830	46,604
Potential dilutive common shares	143	134	183	231

Weighted average common shares and equivalents outstanding	47,033	46,774	47,013	46,835

Basic earnings per common share	$0.78	$0.69	$2.25	$2.04

Diluted earnings per common share	$0.77	$0.69	$2.24	$2.03

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the applicable period. Diluted earnings per share is computed using the weighted-average number of shares determined for the basic computation plus the dilutive effect of stock options and non-vested restricted stock granted using the treasury stock method. There were no stock options exercisable at September 30, 2011 and 2010 that would have had an anti-dilutive effect on the above computation.

3. NEW ACCOUNTING STANDARDS

Accounting Standards Updates (“ASU”)

ASU No. 2010-20, “Receivables (Topic 310)—Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a rollforward of the allowance for credit losses as well as information about modified, impaired, non-accrual and past due loans and credit quality indicators. ASU 2010-20 became effective for the Company’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period became effective for the Company’s financial statements beginning on January 1, 2011. ASU 2011-01, “Receivables (Topic 310) - Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20,” temporarily

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(UNAUDITED)

deferred the effective date for disclosures related to troubled debt restructurings to coincide with the effective date of the then proposed ASU 2011-02, “Receivables (Topic 310)—A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring,” which is further discussed below.

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

ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. ASU 2011-02 provides additional guidance or clarification to help determine whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. ASU 2011-02 was adopted by the Company on July 1, 2011, and applied retrospectively to restructurings occurring on or after January 1, 2011. The adoption of ASU 2011-02 did not have a significant impact on the Company’s financial statements.

ASU 2011-04, “Fair Value Measurement (Topic 820)—Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 amends Topic 820, “Fair Value Measurements and Disclosures,” to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures. ASU 2011-04 is effective for annual periods beginning after December 15, 2011, and is not expected to have a significant impact on the Company’s financial statements.

ASU 2011-05, “Comprehensive Income (Topic 220)—Presentation of Comprehensive Income.” ASU 2011-05 amends Topic 220, “Comprehensive Income,” to require that all nonowner changes in shareholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity was eliminated. ASU 2011-05 is effective for annual periods beginning after December 15, 2011, and is not expected to have a significant impact on the Company’s financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(UNAUDITED)

4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The loan portfolio consists of various types of loans made principally to borrowers located in South Texas, Houston, Central Texas, Bryan/College Station, East Texas and Dallas/Fort Worth and is classified by major type as follows:

	September 30, 2011	December 31, 2010
	(Dollars in thousands)
Commercial and industrial	$422,011	$409,426
Real estate:
Construction and land development	490,193	502,327
1-4 family residential	981,388	824,057
Home equity	139,553	118,781
Commercial mortgage	1,341,628	1,288,023
Agriculture real estate	129,467	98,871
Multi-family residential	85,076	82,626
Agriculture	38,544	41,881
Consumer (net of unearned discount)	80,240	87,977
Other	29,530	31,054

Total	$3,737,630	$3,485,023

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

(ii) Commercial Mortgages. The Company makes commercial mortgage loans collateralized by owner-occupied and non-owner-occupied real estate to finance the purchase of real estate. The Company’s commercial mortgage loans are collateralized by first liens on real estate, typically have variable interest rates (or five year or less fixed rates) and amortize over a 15 to 20 year period. Payments on loans secured by such properties are often dependent on the successful operation or management of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than other types of loans. The Company seeks to minimize these risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition in connection with underwriting these loans. The underwriting analysis also includes credit verification, analysis of global cash flow, appraisals and a review of the financial condition of the borrower. At September 30, 2011, approximately 35.7% of the outstanding principal balance of the Company’s commercial real estate loans was secured by owner-occupied properties. At September 30, 2011, the Company had commercial real estate loans totaling $1.92 billion which include the categories of construction and land development loans, commercial mortgage loans and multi-family residential loans.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

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

(vi) Consumer Loans. Consumer loans made by the Company include direct credit automobile loans, recreational vehicle loans, boat loans, home improvement loans, home equity loans, personal loans (collateralized and uncollateralized) and deposit account collateralized loans. The terms of these loans typically range from 12 to 120 months and vary based upon the nature of collateral and size of loan. Generally, consumer loans present greater risk than do real estate secured loans, particularly in the case of consumer loans that are unsecured or collateralized by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan balance. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws may limit the amount which can be recovered on such loans.

The Company maintains an independent loan review department that reviews and validates the credit risk program on a periodic basis. Results of these reviews are presented to management. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as the Company’s policies and procedures.

Concentrations of Credit. Most of the Company’s lending activity occurs within the State of Texas, including the four largest metropolitan areas of Austin, Dallas/Ft. Worth, Houston and San Antonio. The majority of the Company’s loan portfolio consists of commercial real estate loans and commercial and industrial loans. As of September 30, 2011 and December 31, 2010, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(UNAUDITED)

Foreign Loans. The Company has U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at September 30, 2011 or December 31, 2010.

Related Party Loans. As of September 30, 2011 and December 31, 2010, loans outstanding to directors, officers and their affiliates totaled $10.3 million and $12.8 million, respectively. All transactions entered into between the Company and such related parties are done in the ordinary course of business, made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related-party loans is as follows:

	For the Nine Months Ended September 30, 2011	For the Year Ended December 31, 2010
	(Dollars in thousands)
Beginning balance	$12,783	$15,540
New loans and reclassified related loans	4,068	910
Repayments	(6,577)	(3,667)

Ending balance	$10,274	$12,783

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

As of the dates indicated, nonaccrual loans, segregated by class of loans, were as follows:

	September 30, 2011	December 31, 2010
	(Dollars in thousands)
Construction and land development	$487	$1,417
Agriculture and agriculture real estate	51	11
1-4 family (includes home equity)	2,193	1,559
Commercial real estate (commercial mortgage and multi-family residential)	909	235
Commercial and industrial	1,418	1,179
Consumer and other	47	38

Total	$5,105	$4,439

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(UNAUDITED)

An age analysis of past due loans, segregated by class of loans, as of September 30, 2011 was as follows:

	As of September 30, 2011
	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Accruing Loans 90 or More Days Past Due
	(Dollars in thousands)
Construction and land development	$1,320	$398	$1,718	$488,475	$—
Agriculture and agriculture real estate	366	9	375	167,636	—
1-4 family (includes home equity)	2,820	1,362	4,182	1,116,759	16
Commercial real estate (commercial mortgage and multi- family residential)	6,893	898	7,791	1,418,913	—
Commercial and industrial	690	1,365	2,055	419,956	—
Consumer and other	125	44	169	109,601	4

Total	$12,214	$4,076	$16,290	$3,721,340	$20

The following table presents information regarding past due loans and nonperforming assets at the dates indicated:

	September 30, 2011	December 31, 2010
	(Dollars in thousands)
Nonaccrual loans	$5,105	$4,439
Accruing loans 90 or more days past due	20	189

Total nonperforming loans	5,125	4,628
Repossessed assets	22	161
Other real estate	8,216	11,053

Total nonperforming assets	$13,363	$15,842

Nonperforming assets to total loans and other real estate	0.36%	0.45%

The Company had $13.4 million in nonperforming assets at September 30, 2011 compared with $15.8 million at December 31, 2010. If interest on nonaccrual loans had been accrued under the original loan terms, approximately $156,000 would have been recorded as income for the nine months ended September 30, 2011.

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

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(UNAUDITED)

Impaired loans as of September 30, 2011 are set forth in the following table. No interest income was recognized on impaired loans subsequent to their classification as impaired.

	September 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment Quarter to Date	Average Recorded Investment Year to Date
	(Dollars in thousands)
With no related allowance recorded:
Construction and land development	$48	$48	$—	$33	$48
Agriculture and agriculture real estate	6	7	—	6	5
1-4 family (includes home equity)	704	735	—	452	349
Commercial real estate (commercial mortgage and multi-family residential)	579	606	—	783	578
Commercial and industrial	51	52	—	175	258
Consumer and other	5	5	—	4	4
With an allowance recorded:
Construction and land development	476	476	122	292	510
Agriculture and agriculture real estate	45	47	40	28	19
1-4 family (includes home equity)	1,579	1,602	638	941	818
Commercial real estate (commercial mortgage and multi-family residential)	693	693	222	499	314
Commercial and industrial	1,378	2,580	624	949	779
Consumer and other	42	53	29	27	25
Total:
Construction and land development	524	524	122	325	558
Agriculture and agriculture real estate	51	54	40	34	24
1-4 family (includes home equity)	2,283	2,337	638	1,393	1,167
Commercial real estate (commercial mortgage and multi-family residential)	1,272	1,299	222	1,282	892
Commercial and industrial	1,429	2,632	624	1,124	1,037
Consumer and other	47	58	29	31	29

Credit Quality Indicators. As part of the ongoing monitoring of the credit quality of the Company’s loan portfolio and methodology for calculating the allowance for credit losses, management assigns and tracks loan risk grades to be used as credit quality indicators. The following is a general description of the loan risk grades used (1-7):

Grade 1 – Credits in this category are of the highest standards of credit quality with virtually no risk of loss. These borrowers would represent top rated companies and individuals with unquestionable financial standing with excellent global cash flow coverage, net worth, liquidity and collateral coverage and/or secured by CD/savings accounts.

Grade 2 – Credits in this category are not immune from risk but are well-protected by the collateral and paying capacity of the borrower. These loans may exhibit a minor unfavorable credit factor, but the overall credit is sufficiently strong to minimize the possibility of loss.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(UNAUDITED)

Grade 3 – Credits graded 3 constitute an undue and unwarranted credit risk, however the factors do not rise to a level of substandard. These credits have potential weaknesses and/or declining trends that, if not corrected, could expose the Bank to risk at a future date. Credits graded 3 are monitored on the Bank’s internally generated watch list and evaluated on a quarterly basis.

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

The following table presents loan risk grades and classified loans by class of loan at September 30, 2011. Classified loans include loans in risk grades 5, 6 and 7.

	Construction and Land Development	Agriculture and Agriculture Real Estate	1-4 Family (Includes Home Equity)	Commercial Real Estate (Commercial Mortgage and Multi-Family)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Grade 1	$—	$3,172	$—	$—	$51,111	$29,633	$83,916
Grade 2	472,450	164,484	1,105,416	1,388,799	367,774	80,087	3,579,010
Grade 3	2,473	304	9,453	12,355	991	—	25,576
Grade 4	14,746	—	3,789	24,279	705	4	43,523
Grade 5	524	51	2,240	1,271	1,061	46	5,193
Grade 6	—	—	43	—	369	—	412
Grade 7	—	—	—	—	—	—	—

Total	$490,193	$168,011	$1,120,941	$1,426,704	$422,011	$109,770	$3,737,630

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(UNAUDITED)

The following table presents risk grades and classified loans by class of loan at December 31, 2010. Classified loans include loans in risk grades 5, 6 and 7.

	Construction and Land Development	Agriculture and Agriculture Real Estate	1-4 Family (Includes Home Equity)	Commercial Real Estate (Commercial Mortgage and Multi-Family)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Grade 1	$—	$4,057	$—	$—	$41,455	$35,188	$80,700
Grade 2	479,443	136,607	930,110	1,335,222	364,150	83,798	3,329,330
Grade 3	4,492	—	6,571	13,165	858	1	25,087
Grade 4	16,937	77	4,663	22,041	1,882	14	45,614
Grade 5	1,455	11	1,425	221	287	30	3,429
Grade 6	—	—	69	—	794	—	863
Grade 7	—	—	—	—	—	—	—

Total	$502,327	$140,752	$942,838	$1,370,649	$409,426	$119,031	$3,485,023

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

In determining the amount of the general valuation allowance, management considers factors such as historical loan loss experience, industry diversification of the Company’s commercial loan portfolio, concentration risk of specific loan types, the volume, growth and composition of the Company’s loan portfolio, current economic conditions that may affect the borrower’s ability to pay and the value of collateral, the evaluation of the Company’s loan portfolio through its internal loan review process, general economic conditions and other qualitative risk factors both internal and external to the Company and other relevant factors in accordance with ASC Topic 450, Contingencies. Based on a review of these factors for each loan type, the Company applies an estimated percentage to the outstanding balance of each loan type, excluding any loan that has a specific reserve allocated to it. The Company uses this information to establish the amount of the general valuation allowance.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

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

At September 30, 2011, the allowance for credit losses totaled $52.5 million or 1.40% of total loans. At December 31, 2010, the allowance aggregated $51.6 million or 1.48% of total loans.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(UNAUDITED)

The following table details the recorded investment in loans and activity in the allowance for credit losses by portfolio segment for the nine months ended September 30, 2011. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Construction and Land Development	Agriculture and Agriculture Real Estate	1-4 Family (Including Home Equity)	Commercial Real Estate (Commercial Mortgage and Multi-Family)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses:
Beginning balance	$15,304	$271	$9,724	$21,239	$3,891	$1,155	$51,584
Provision for credit losses	(1,894)	237	1,919	2,307	887	594	4,050
Charge-offs	(1,325)	—	(524)	(774)	(909)	(908)	(4,440)
Recoveries	370	1	6	6	416	520	1,319

Net charge-offs	(955)	1	(518)	(768)	(493)	(388)	(3,121)

Ending balance	12,455	509	11,125	22,778	4,285	1,361	52,513
Ending balance: individually evaluated for impairment	122	40	638	222	624	29	1,675

Ending balance: collectively evaluated for impairment	$12,333	$469	$10,487	$22,556	$3,661	$1,332	$50,838

Loans:
Ending balance: individually evaluated for impairment	17,742	354	15,526	37,905	3,126	50	74,703
Ending balance: collectively evaluated for impairment	472,451	167,657	1,105,415	1,388,799	418,885	109,720	3,662,927

Ending balance	$490,193	$168,011	$1,120,941	$1,426,704	$422,011	$109,770	$3,737,630

Troubled Debt Restructurings. The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. Effective July 1, 2011, the Company adopted the provisions of ASU No. 2011-02, “Receivables (Topic 310)—A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” As such, the Company reassessed all loan modifications occurring since January 1, 2011 for identification as troubled debt restructurings.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(UNAUDITED)

The Company had the following troubled debt restructurings outstanding as of the dates indicated:

	As of September 30,
	2011			2010
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Construction and land development	—	$—	$—	—	$—	$—
Agriculture and agriculture real estate	—	—	—	—	—	—
1-4 Family (includes home equity)	4	109	91	—	—	—
Commercial real estate (commercial mortgage and multi-family)	2	5,264	5,218	1	2,560	2,517
Commercial and industrial	3	114	96	1	90	73
Consumer and other	1	15	13	1	15	13

Total	10	5,502	5,418	3	2,665	2,603

As of September 30, 2011, there have been no defaults on any loans that were modified as troubled debt restructurings during the preceding twelve months. Default is determined at 90 or more days past due. The modifications primarily related to extending the amortization periods of the loans, which includes loans modified during bankruptcy. The Company did not grant principal reductions on any restructured loan. Loans restructured during the nine months ended September 30, 2011 on non-accrual status as of September 30, 2011 totaled $128,000. The remaining restructured loans are performing and accruing loans. These modifications did not have a material impact on the Company’s determination of the allowance for credit losses.

5. FAIR VALUE DISCLOSURES

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

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(UNAUDITED)

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available for sale securities (at fair value):
States and political subdivisions (including QZAB)	$—	$47,935	$—	$47,935
Corporate debt securities and other	—	9,306	—	9,306
Collateralized mortgage obligations	—	808	—	808
Mortgage-backed securities	—	298,104	—	298,104

TOTAL	$—	$356,153	$—	$356,153

Certain assets and liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). These instruments include other real estate owned, repossessed assets and impaired loans per ASC Topic 310, Receivables. For the nine months ended September 30, 2011, the Company had additions to impaired loans of $5.8 million and additions to other real estate owned of $9.4 million, of which $4.4 million and $2.6 million were outstanding at September 30, 2011, respectively. The remaining financial assets and financial liabilities measured at fair value on a non-recurring basis that were recorded in 2011 and remained outstanding at September 30, 2011 were not significant.

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

Federal Funds Sold—For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

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

SEPTEMBER 30, 2011

(UNAUDITED)

Deposits—The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

Junior Subordinated Debentures—The fair value of the junior subordinated debentures is calculated using the quoted market prices, if available. If quoted market prices are not available, fair value is estimated using quoted market prices for similar subordinated debentures.

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

	September 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash and due from banks	$211,261	$211,261	$158,975	$158,975
Federal funds sold	294	294	393	393
Available for sale securities	356,153	356,153	428,553	428,553
Held to maturity securities	4,074,377	4,252,814	4,188,563	4,310,807
Loans held for investment (net of allowance for credit losses)	3,685,117	3,695,945	3,433,439	3,421,488

Total	$8,327,202	$8,516,467	$8,209,923	$8,320,216

Financial liabilities:
Deposits	$7,798,739	$7,808,917	$7,454,920	$7,467,523
Other borrowings	13,583	15,912	374,433	375,882
Securities sold under repurchase agreements	66,166	66,166	60,659	60,659
Junior subordinated debentures	85,055	79,485	92,265	92,284

Total	$7,963,543	$7,970,480	$7,982,277	$7,996,348

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

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(UNAUDITED)

6. GOODWILL AND CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles (CDI) for nine months ended September 30, 2011 were as follows:

	Goodwill	Core Deposit Intangibles
	( Dollars in thousands)
Balance as of December 31, 2010	$924,258	$28,775
Amortization	—	(5,901)
Acquisition of First Bank branches	279	—

Balance as of September 30, 2011	$924,537	$22,874

Purchase accounting adjustments to prior year acquisitions were made to adjust deferred tax asset and liability balances. Goodwill is recorded on the acquisition date of each entity. The Company may record subsequent adjustments to goodwill for amounts undeterminable at acquisition date, such as deferred taxes and real estate valuations, and therefore the goodwill amounts reflected in the table above may change accordingly. The Company initially records the total premium paid on acquisitions as goodwill. After finalizing the valuation, core deposit intangibles are identified and reclassified from goodwill to core deposit intangibles on the balance sheet. This reclassification has no effect on total assets, liabilities, shareholders’ equity, net income or cash flows. Management performs an evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill and other intangibles has occurred. If any such impairment is determined, a write down is recorded. As of September 30, 2011, there were no impairments recorded on goodwill or other intangibles.

Core deposit intangibles are amortized on an accelerated basis over their estimated lives, which the Company believes is between 8 and 10 years. Gross core deposit intangibles outstanding were $79.2 million at September 30, 2011 and December 31, 2010. Net core deposit intangibles outstanding were $22.9 million and $28.8 million at the same dates, respectively. Amortization expense related to intangible assets totaled $1.9 million and $2.3 million for the three months ended September 30, 2011 and 2010, respectively, and $5.9 million and $6.8 million for the nine months ended September 30, 2011 and 2010, respectively.

The estimated aggregate future amortization expense for intangible assets remaining as of September 30, 2011 is as follows (dollars in thousands):

Remaining 2011	$1,879
2012	6,347
2013	4,465
2014	3,314
2015	2,804
Thereafter	4,065

Total	$22,874

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(UNAUDITED)

7. STOCK BASED COMPENSATION

At September 30, 2011, the Company had three stock-based employee compensation plans and one stock option plan assumed in connection with acquisitions under which no additional options will be granted. Two of the three plans adopted by the Company have expired and therefore no additional awards may be issued under those plans. The Company accounts for stock-based employee compensation plans using the fair value-based method of accounting in accordance with ASC Topic 718. ASC Topic 718 was effective for companies in 2006; however, the Company has been recognizing compensation expense since January 1, 2003. The Company recognized $2.6 million and $2.2 million in stock-based compensation expense for the nine months ended September 30, 2011 and 2010, respectively, and $961,000 and $729,000 in stock-based compensation expense for the three months ended September 30, 2011 and 2010, respectively. There was approximately $870,000 and $684,000 of income tax benefit recorded for the stock-based compensation expense for the nine months ended September 30, 2011 and 2010, respectively, and $322,000 and $214,000 of income tax benefit recorded for the stock-based compensation expense for the three months ended September 30, 2011 and 2010, respectively.

The Company has granted shares of common stock subject to forfeiture restrictions (“restricted stock”) to certain directors and associates under the Company’s 2004 Stock Incentive Plan. The awardee is not entitled to the delivery of the shares until the forfeiture restrictions lapse, which is generally over a 1 to 5 year period; however, the awardee is entitled to receive dividends on and vote the shares prior to the lapse of such restrictions. The shares granted do not have a cost to the awardee and the only requirement of the lapse of the forfeiture restriction is continued service to the Company. Compensation cost related to restricted stock is calculated based on the fair value of the shares at the date of grant. If the awardee leaves the Company before the forfeiture restrictions lapse, the unvested shares are forfeited. As of September 30, 2011, there were 385,150 shares of restricted stock outstanding with a weighted average grant date fair value of $37.31.

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

The fair value of options was estimated using an option-pricing model with the following weighted average assumptions:

	September 30,
	2011	2010
Expected life in years	5.30	5.18
Risk free interest rate	3.67%	3.86%
Volatility	20.98%	21.20%
Dividend yield	1.25%	1.25%

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(UNAUDITED)

A summary of changes in outstanding vested and unvested options during the nine months ended September 30, 2011 is set forth below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Options outstanding, beginning of period	696	$27.24
Options granted	—	—
Options forfeited	—	—
Options exercised	(171)	24.48

Options outstanding, end of period	525	$28.18	4.11	$2,362

Options vested or expected to vest	509	$27.90	4.07	$2,432

Options exercisable, end of period	271	$27.06	3.49	$1,520

No options were granted during the nine months ended September 30, 2011 and 2010. The total intrinsic value of the options exercised during both the nine month periods ended September 30, 2011 and 2010 was $1.4 million. The total fair value of options vested during the nine month periods ended September 30, 2011 and 2010 was $368,000 and $302,000, respectively.

A summary of changes in unvested options is set forth below:

	Nine Months Ended September 30,
	2011		2010
	Number of Options	Weighted Average Grant Date Fair Value	Number of Options	Weighted Average Grant Date Fair Value
	(In thousands)		(In thousands)
Unvested options outstanding, beginning of period	313	$6.89	376	$6.78
Options granted	—	—	—	—
Unvested options forfeited	—	—	(15)	6.94
Options vested	(59)	6.31	(51)	5.94

Unvested options outstanding, end of period	254	$6.96	310	$6.88

The Company received $4.2 million and $2.2 million in cash from the exercise of stock options during the nine month periods ended September 30, 2011 and 2010, respectively. There was no tax benefit realized from option exercises of the stock-based compensation arrangements during the nine month periods ended September 30, 2011 and 2010.

As of September 30, 2011, there was $9.4 million of total unrecognized compensation expense related to unvested stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.7 years.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2011

(UNAUDITED)

8. CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ITEMS

Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of September 30, 2011 (other than deposit obligations). The payments do not include prepayment options that may be available to the Company. The Company’s future cash payments associated with its contractual obligations pursuant to its junior subordinated debentures, FHLB notes payable and operating leases as of September 30, 2011 are summarized below. Payments for junior subordinated debentures include interest of $49.5 million that will be paid over the future periods. The future floating rate interest payments were determined based on the 3-month LIBOR in effect at September 30, 2011. The current principal balance of the junior subordinated debentures at September 30, 2011 was $85.1 million. Payments for FHLB notes payable include interest of $3.6 million that will be paid over the future periods. Payments related to leases are based on actual payments specified in underlying contracts.

	Payments due in:
	Remaining Fiscal 2011	Fiscal 2012-2013	Fiscal 2014-2015	Thereafter	Total
	(Dollars in thousands)
Junior subordinated debentures	$1,108	$4,431	$4,431	$124,615	$134,585
Federal Home Loan Bank notes payable	827	3,356	3,836	9,212	17,231
Operating leases	1,342	9,435	5,254	1,426	17,457

Total	$3,277	$17,222	$13,521	$135,253	$169,273

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

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit as of September 30, 2011 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Remaining Fiscal 2011	Fiscal 2012-2013	Fiscal 2014-2015	Thereafter	Total
	(Dollars in thousands)
Standby letters of credit	$2,517	$9,286	$3,357	$54	$15,214
Commitments to extend credit	78,931	245,131	8,301	120,371	452,734

Total	$81,448	$254,417	$11,658	$120,425	$467,948

9. PENDING ACQUISTION

On September 13, 2011, the Company announced the signing of a definitive agreement to acquire Texas Bankers, Inc. and its wholly-owned subsidiary, Bank of Texas, Austin, Texas.

Texas Bankers, Inc. operates three (3) banking offices in the Austin, Texas CMSA including a location in Rollingwood, which will be consolidated with the Company’s Westlake location and remain in Bank of Texas’ Rollingwood banking office; one in downtown Austin which will be consolidated into the Company’s downtown Austin location and another in Thorndale. As of September 30, 2011, Texas Bankers reported total assets of $70.8 million, loans of $30.5 million and deposits of $63.1 million.

Under the terms of the definitive agreement, the Company will issue 315,000 shares of common stock for all outstanding shares of Texas Bankers capital stock, subject to certain conditions and potential adjustments. The transaction is expected to be consummated during the first quarter of 2012, although delays may occur.

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

OVERVIEW

The Company, a Texas corporation, was formed in 1983 as a vehicle to acquire the former Allied First Bank in Edna, Texas which was chartered in 1949 as The First National Bank of Edna. The Company is a registered financial holding company that derives substantially all of its revenues and income from the operation of its bank subsidiary, Prosperity Bank® (“Prosperity Bank®” or the “Bank”). The Bank provides a wide array of financial products and services to small and medium-sized businesses and consumers. As of September 30, 2011, the Bank operated one hundred seventy-five (175) full-service banking locations; with sixty (60) in the Houston area, twenty (20) in the South Texas area including Corpus Christi and Victoria, thirty-three (33) in the Central Texas, ten (10) in the Bryan/College Station area, twenty-one (21) in East Texas and thirty-one (31) in the Dallas/Fort Worth, Texas area. The Company’s headquarters are located at Prosperity Bank Plaza, 4295 San Felipe in Houston, Texas and its telephone number is (281) 269-7199. The Company’s website address is www.prosperitybanktx.com. Information contained on the Company’s website is not incorporated by reference into this quarterly report on Form 10-Q and is not part of this or any other report.

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

Total assets were $9.57 billion at September 30, 2011 compared with $9.48 billion at December 31, 2010, an increase of $90.5 million or 1.0%. Total loans were $3.74 billion at September 30, 2011 compared with $3.49 billion at December 31, 2010, an increase of $252.6 million or 7.2%. Total deposits were $7.80 billion at September 30, 2011 compared with $7.45 billion at December 31, 2010, an increase of $343.8 million or 4.6%. Shareholders’ equity increased $89.0 million or 6.1%, to $1.54 billion at September 30, 2011 compared with $1.45 billion at December 31, 2010.

PENDING ACQUISTION

On September 13, 2011, the Company announced the signing of a definitive agreement to acquire Texas Bankers, Inc. and its wholly-owned subsidiary, Bank of Texas, Austin, Texas.

Texas Bankers, Inc. operates three (3) banking offices in the Austin, Texas CMSA including a location in Rollingwood, which will be consolidated with the Company’s Westlake location and remain in Bank of Texas’ Rollingwood banking office; one in downtown Austin which will be consolidated into the Company’s downtown Austin location and another in Thorndale. As of September 30, 2011, Texas Bankers reported total assets of $70.8 million, loans of $30.5 million and deposits of $63.1 million.

Under the terms of the definitive agreement, the Company will issue 315,000 shares of common stock for all outstanding shares of Texas Bankers capital stock, subject to certain conditions and potential adjustments. The transaction is expected to be consummated during the first quarter of 2012, although delays may occur.

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

Goodwill and Intangible Assets—Goodwill and intangible assets that have indefinite useful lives are subject to an impairment test at least annually, or more often, if events or circumstances indicate that it is more likely than not that the fair value of Prosperity Bank, the Company’s only reporting unit with assigned goodwill, is below the carrying value of its equity. Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of the Company’s reporting unit compared with its carrying value. If the carrying amount exceeds the fair value of the reporting unit, a second test is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment. The Company estimated the fair value of its reporting unit through several valuation techniques that consider, among other things, the historical and current financial position and results of operations of the Company, general economic and market conditions and exit prices for recent market transactions. The Company had no intangible assets with indefinite useful lives at September 30, 2011. Other identifiable intangible assets that are subject to amortization are amortized on an accelerated basis over the years expected to be benefited, which the Company believes is between eight and ten years. These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value to carrying value. Based on the Company’s annual goodwill impairment test as of September 30, 2011, management does not believe any of its goodwill is impaired as of September 30, 2011 because the fair value of the Company’s equity exceeded its carrying value. While the Company believes no impairment existed at September 30, 2011, under accounting standards applicable at that date, different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation and financial condition or future results of operations.

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

RESULTS OF OPERATIONS

Net income available to common shareholders was $36.4 million ($0.77 per common share on a diluted basis) for the quarter ended September 30, 2011 compared with $32.2 million ($0.69 per common share on a diluted basis) for the quarter ended September 30, 2010, an increase in net income of $4.2 million, or 13.1%. The Company posted returns on average common equity of 9.51% and 9.06%, returns on average assets of 1.52% and 1.36% and efficiency ratios of 42.38% and 45.35% for the quarters ended September 30, 2011 and 2010, respectively. The efficiency ratio is calculated by dividing total noninterest expense (excluding credit loss provisions) by net interest income plus noninterest income (excluding net gains and losses on the sale of assets). Additionally, taxes are not part of this calculation.

For the nine months ended September 30, 2011, net income available to common shareholders was $105.3 million ($2.24 per common share on a diluted basis) compared with $94.9 million ($2.03 per common share on a diluted basis) for the same period in 2010, an increase in net income of $10.4 million or 11.0%. The Company posted returns on average common equity of 9.37% and 9.08%, returns on average assets of 1.46% and 1.36% and efficiency ratios of 43.41% and 45.07% for the nine months ended September 30, 2011 and 2010, respectively.

Net Interest Income

The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.”

Net interest income was $82.5 million for the quarter ended September 30, 2011 compared with $80.3 million for the quarter ended September 30, 2010, an increase of $2.3 million, or 2.8%. Net interest income increased primarily as a result of an increase in average interest-earning assets. Interest-earning assets increased to $8.24 billion for the quarter ended September 30, 2011 compared with $8.09 billion for the quarter ended September 30, 2010, an increase of $148.1 million, or 1.8%. Additionally, the average rate paid on interest-bearing liabilities decreased 30 basis points from 0.99% for the quarter ended September 30, 2010 compared with 0.69% for the quarter ended September 30, 2011, while the average yield on earning assets decreased 23 basis points from 4.72% for the quarter ended September 30, 2010 compared with 4.49% for the quarter ended September 30, 2011. Average interest-bearing liabilities decreased $242.3 million or 3.8% for the same periods. The net interest margin on a tax equivalent basis increased 5 basis points to 4.02% for the quarter ended September 30, 2011 compared with 3.97% for the quarter ended September 30, 2010.

Net interest income increased $7.9 million, or 3.3%, to $246.6 million for the nine months ended September 30, 2011 compared with $238.6 million for the same period in 2010. This increase was mainly attributable to higher average interest-earning assets and rates paid on interest-bearing liabilities decreasing at a faster pace than the yield on interest-earning assets. The net interest margin on a tax equivalent basis for the nine months ended September 30, 2011 decreased 2 basis points to 4.03% compared with 4.05% for the same period in 2010. The average rate paid on interest-bearing liabilities decreased 38 basis points from 1.14% for the nine months ended September 30, 2010 compared with 0.76% for the same period in 2011 and the average yield on earning assets decreased 35 basis points from 4.92% for the nine months ended September 30, 2010 compared with 4.57% for the nine months ended September 30, 2011.

The following tables set forth, for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the quarters ended September 30, 2011 and 2010 and the nine months ended September 30, 2011 and 2010. The tables also set forth the average rate paid on total interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Except as indicated in the footnotes, no tax-equivalent adjustments were made and all average balances are daily average balances. Any nonaccruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended September 30,
	2011			2010
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (4)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (4)
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$3,694,039	$54,471	5.85%	$3,408,322	$52,855	6.15%
Securities (1)	4,524,213	38,714	3.42	4,667,697	43,382	3.72
Federal funds sold and other temporary investments	18,636	4	0.09	12,812	10	0.31

Total interest-earning assets	8,236,888	93,189	4.49%	8,088,831	96,247	4.72%

Less allowance for credit losses	(52,208)			(52,577)

Total interest-earning assets, net of allowance	8,184,680			8,036,254
Noninterest-earning assets	1,375,394			1,401,467

Total assets	$9,560,074			$9,437,721

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,319,800	$1,667	0.50%	$1,290,299	$1,967	0.60%
Savings and money market accounts	2,369,745	2,702	0.45	2,240,630	3,658	0.65
Certificates of deposit	2,134,082	5,348	0.99	2,500,341	9,077	1.44
Junior subordinated debentures	85,055	607	2.83	92,265	857	3.69
Securities sold under repurchase agreements	90,821	127	0.55	94,181	162	0.68
Federal funds purchased and other borrowings	135,336	200	0.59	159,423	259	0.64

Total interest-bearing liabilities	6,134,839	10,651	0.69%	6,377,139	15,980	0.99%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	1,828,957			1,577,013
Other liabilities	66,560			63,785

Total liabilities	8,030,356			8,017,937

Shareholders’ equity	1,529,718			1,419,784

Total liabilities and shareholders’ equity	$9,560,074			$9,437,721

Net interest rate spread			3.80%			3.73%
Net interest income and margin (2)		$82,538	3.98%		$80,267	3.94%

Net interest income and margin (tax-equivalent basis) (3)		$83,440	4.02%		$81,014	3.97%

(1)	Yield is based on amortized cost and does not include any component of unrealized gains or losses.
(2)	The net interest margin is equal to net interest income divided by average interest-earning assets.
(3)	In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35%.
(4)	Annualized. Average yield and average rate are calculated on an actual/365 day basis except for the average yield on securities which is calculated on a 30/360 day basis.

	Nine Months Ended September 30,
	2011			2010
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (4)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (4)
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$3,614,590	$160,374	5.93%	$3,385,337	$156,989	6.20%
Securities (1)	4,635,880	121,861	3.50	4,497,623	134,999	4.00
Federal funds sold and other temporary investments	15,031	15	0.13	60,618	113	0.25

Total interest-earning assets	8,265,501	282,250	4.57%	7,943,578	292,101	4.92%

Less allowance for credit losses	(51,924)			(52,354)

Total interest-earning assets, net of allowance	8,213,577			7,891,224
Noninterest-earning assets	1,388,905			1,380,203

Total assets	$9,602,482			$9,271,427

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,403,477	$5,966	0.57%	$1,351,595	$7,222	0.71%
Savings and money market accounts	2,377,423	9,386	0.53	2,176,350	11,970	0.74
Certificates of deposit	2,162,112	16,941	1.05	2,495,534	30,568	1.64
Junior subordinated debentures	87,058	2,352	3.61	92,265	2,447	3.55
Securities sold under repurchase agreements	70,425	306	0.58	82,925	485	0.78
Federal funds purchased and other borrowings	181,656	718	0.53	79,127	770	1.30

Total interest-bearing liabilities	6,282,151	35,669	0.76%	6,277,796	53,462	1.14%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	1,758,182			1,535,936
Other liabilities	62,765			64,433

Total liabilities	8,103,098			7,878,165

Shareholders’ equity	1,499,384			1,393,262

Total liabilities and shareholders’ equity	$9,602,482			$9,271,427

Net interest rate spread			3.81%			3.78%
Net interest income and margin (2)		$246,581	3.99%		$238,639	4.02%

Net interest income and margin (tax-equivalent basis) (3)		$249,345	4.03%		$240,811	4.05%

(1)	Yield is based on amortized cost and does not include any component of unrealized gains or losses.
(2)	The net interest margin is equal to net interest income divided by average interest-earning assets.
(3)	In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35%.
(4)	Annualized. Average yield and average rate are calculated on an actual/365 day basis except for the average yield on securities which is calculated on a 30/360 day basis.

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

	Three Months Ended September 30,
	2011 vs. 2010
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$4,431	$(2,815)	$1,616
Securities	(1,334)	(3,334)	(4,668)
Federal funds sold and other temporary investments	5	(11)	(6)

Total increase (decrease) in interest income	3,102	(6,160)	(3,058)

Interest-bearing liabilities:
Interest-bearing demand deposits	45	(345)	(300)
Savings and money market accounts	211	(1,167)	(956)
Certificates of deposit	(1,330)	(2,399)	(3,729)
Junior subordinated debentures	(67)	(183)	(250)
Securities sold under repurchase agreements	(6)	(29)	(35)
Federal funds purchased and other borrowings	(39)	(20)	(59)

Total decrease in interest expense	(1,186)	(4,143)	(5,329)

Increase (decrease) in net interest income	$4,288	$(2,017)	$2,271

	Nine Months Ended September 30,
	2011 vs. 2010
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$10,631	$(7,246)	$3,385
Securities	4,150	(17,288)	(13,138)
Federal funds sold and other temporary investments	(85)	(13)	(98)

Total increase (decrease) in interest income	14,696	(24,547)	(9,851)

Interest-bearing liabilities:
Interest-bearing demand deposits	277	(1,533)	(1,256)
Savings and money market accounts	1,106	(3,690)	(2,584)
Certificates of deposit	(4,084)	(9,543)	(13,627)
Junior subordinated debentures	(138)	43	(95)
Securities sold under repurchase agreements	(73)	(106)	(179)
Federal funds purchased and other borrowings	998	(1,050)	(52)

Total decrease in interest expense	(1,914)	(15,879)	(17,793)

Increase (decrease) in net interest income	$16,610	$(8,668)	$7,942

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

The Company made a $950,000 provision for credit losses for the quarter ended September 30, 2011 and a $3.0 million provision for the quarter ended September 30, 2010. The Company made a $4.1 million provision for credit losses for the nine months ended September 30, 2011 and a $10.7 million provision for the nine months ended September 30, 2010. The ratio of the allowance for credit losses to end of period nonperforming loans was 1,024.6% at September 30, 2011 compared with 1,114.6% at December 31, 2010. The ratio of allowance for credit losses to total loans was 1.40% at September 30, 2011 compared with 1.48% at December 31, 2010. For the quarter ended September 30, 2011, net charge-offs were $368,000 compared with net charge-offs of $4.4 million for the quarter ended September 30, 2010. Net charge-offs were $3.1 million for the nine months ended September 30, 2011 compared with $11.2 million for the nine months ended September 30, 2010.

Noninterest Income

The Company’s primary sources of recurring noninterest income are non-sufficient funds fees (NSF fees), debit and ATM card income and service charges on deposit accounts. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method. Noninterest income totaled $14.6 million for the three months ended September 30, 2011 compared with $13.7 million for the same period in 2010, an increase of $927,000, or 6.8%. Noninterest income increased $2.1 million, or 5.1%, to $42.0 million for the nine months ended September 30, 2011 compared with $39.9 million for the same period in 2010. The increases during both periods were primarily due to reductions in net loss on the sale of other real estate and increases in debit card and ATM card income partially offset by decreases in NSF fees.

The net gain on sale of other real estate was $95,000 for the three months ended September 30, 2011 compared with a net loss of $1.4 million for the three months ended September 30, 2010. The net loss on sale of other real estate was $431,000 for the nine months ended September 30, 2011 compared with a net loss of $3.3 million for the same period in 2010.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Non-sufficient funds (NSF)	$6,249	$7,274	$18,582	$20,675
Debit card and ATM card income	3,941	3,393	11,202	9,321
Service charges on deposit accounts	2,472	2,534	7,466	7,474
Banking related service fees	565	567	1,589	1,582
Bank owned life insurance (BOLI)	355	349	1,035	1,274
Net gain (loss) on sale of assets	17	1	377	400
Net (loss) gain on sale of other real estate	95	(1,364)	(431)	(3,347)
Net loss on sale of securities	—	—	(581)	—
Other noninterest income	887	900	2,739	2,549

Total noninterest income	$14,581	$13,654	$41,978	$39,928

Noninterest Expense

Noninterest expense totaled $41.2 million for the quarter ended September 30, 2011 compared with $42.6 million for the quarter ended September 30, 2010, a decrease of $1.4 million, or 3.4%. The decrease was primarily due to a decrease in other real estate expenses and reduced regulatory and FDIC assessments partially offset by an increase in salaries and employee benefits. Noninterest expense totaled $125.4 million for the nine months ended September 30, 2011 and September 30, 2010.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Dollars in thousands)
Salaries and employee benefits (1)	$23,601	$22,016	$70,799	$65,559

Non-staff expenses:
Occupancy and equipment	3,784	4,036	10,979	11,178
Depreciation	2,041	2,161	6,099	6,314
Debit card, data processing and software amortization	1,954	1,550	5,406	4,707
Communications	1,749	1,933	5,188	5,968
Printing and supplies	467	496	1,371	1,460
Professional fees	674	688	1,918	2,309
Regulatory assessments and FDIC insurance	1,488	2,817	7,383	8,227
Ad valorem and franchise taxes	1,005	1,039	3,016	2,957
Core deposit intangibles amortization	1,924	2,274	5,901	6,844
Other real estate	235	1,053	821	2,470
Other	2,229	2,530	6,479	7,374

Total non-staff expenses	17,550	20,577	54,561	59,808

Total noninterest expense	$41,151	$42,593	$125,360	$125,367

(1)	Includes stock-based compensation expense of $961,000 and $729,000 for the three months ended September 30, 2011 and 2010, respectively, and $2.6 million and $2.2 million for the nine months ended September 30, 2011 and 2010, respectively.

Salaries and employee benefit expenses were $23.6 million for the quarter ended September 30, 2011 compared with $22.0 million for the quarter ended September 30, 2010, an increase of $1.6 million, or 7.2%. For the nine months ended September 30, 2011, salaries and employee benefit expenses were $70.8 million, an increase of $5.2 million or 8.0% compared with $65.6 million for the nine months ended September 30, 2010. The increase during both periods was principally due to annual employee incentives. The number of full-time equivalent (FTE) associates employed by the Company was 1,678 at September 30, 2011 and 1,719 at September 30, 2010.

Non-staff expenses decreased $3.0 million, or 14.7%, to $17.6 million for the quarter ended September 30, 2011 compared with $20.6 million during the same period in 2010. Non-staff expenses decreased $5.2 million, or 8.8%, to $54.6 million for the nine months ended September 30, 2011 compared to $59.8 million during the same period in 2010. The decreases for both periods were primarily due to decreases in regulatory assessments and FDIC insurance premiums and decreases in other real estate expenses.

Income Taxes

Income tax expense increased $2.5 million, or 15.4%, to $18.6 million for the quarter ended September 30, 2011 compared with $16.2 million for the same period in 2010. For the nine months ended September 30, 2011, income tax expense totaled $53.8 million, an increase of $6.2 million or 13.0% compared with $47.6 million for the same period in 2010. Both increases were primarily attributable to higher pretax net earnings for the quarter and nine months ended September 30, 2011 when compared to the same periods in 2010. The effective tax rates for the three months ended September 30, 2011 and 2010 were 33.9% and 33.4%, respectively and the effective tax rates for the nine months ended September 30, 2011 and 2010 were 33.8% and 33.4%, respectively.

FINANCIAL CONDITION

Loan Portfolio

Total loans were $3.74 billion at September 30, 2011, an increase of $252.6 million or 7.2% compared with $3.49 billion at December 31, 2010.

The following table summarizes the loan portfolio of the Company by type of loan as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
	(Dollars in thousands)
Commercial and industrial	$422,011	$409,426
Real estate:
Construction and land development	490,193	502,327
1-4 family residential	981,388	824,057
Home equity	139,553	118,781
Commercial mortgage	1,341,628	1,288,023
Agriculture real estate	129,467	98,871
Multi-family residential	85,076	82,626
Agriculture	38,544	41,881
Consumer (net of unearned discount)	80,240	87,977
Other	29,530	31,054

Total	$3,737,630	$3,485,023

Nonperforming Assets

The Company had $13.4 million in nonperforming assets at September 30, 2011 and $15.8 million in nonperforming assets at December 31, 2010, a decrease of $2.5 million or 15.6%. The ratio of nonperforming assets to loans and other real estate was 0.36% at September 30, 2011 compared with 0.45% at December 31, 2010.

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

The following table presents information regarding nonperforming assets as of the dates indicated:

	September 30, 2011	December 31, 2010
	(Dollars in thousands)
Nonaccrual loans	$5,105	$4,439
Accruing loans 90 or more days past due	20	189

Total nonperforming loans	5,125	4,628
Repossessed assets	22	161
Other real estate	8,216	11,053

Total nonperforming assets	$13,363	$15,842

Nonperforming assets to total loans and other real estate	0.36%	0.45%
Nonperforming assets to average earning assets	0.16%	0.20%

Allowance for Credit Losses

Management actively monitors the Company’s asset quality and provides specific loss allowances when necessary. Loans are charged-off against the allowance for credit losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. As of September 30, 2011, the allowance for credit losses amounted to $52.5 million, or 1.40% of total loans, compared with $51.6 million, or 1.48% of total loans, at December 31, 2010.

Set forth below is an analysis of the allowance for credit losses for the nine months ended September 30, 2011 and the year ended December 31, 2010:

	As of and for the Nine Months Ended September 30, 2011	As of and for the Year Ended December 31, 2010
	(Dollars in thousands)
Average loans outstanding	$3,614,590	$3,394,502

Gross loans outstanding at end of period	$3,737,630	$3,485,023

Allowance for credit losses at beginning of period	$51,584	$51,863
Provision for credit losses	4,050	13,585
Charge-offs:
Commercial and industrial	(909)	(2,863)
Real estate and agriculture	(2,621)	(10,549)
Consumer	(909)	(2,071)
Recoveries:
Commercial and industrial	372	346
Real estate and agriculture	382	444
Consumer	564	829

Net charge-offs	(3,121)	(13,864)

Allowance for credit losses at end of period	$52,513	$51,584

Ratio of allowance to end of period loans	1.40%	1.48%
Ratio of net charge-offs to average loans (annualized)	0.12%	0.41%
Ratio of allowance to end of period nonperforming loans	1,024.6%	1,114.6%

Securities

Carrying cost of securities totaled $4.43 billion at September 30, 2011 compared with $4.62 billion at December 31, 2010, a decrease of $186.6 million or 4.0%. At September 30, 2011, securities represented 46.3% of total assets compared with 48.7% of total assets at December 31, 2010.

The Company recorded a loss on sale of securities of $581,000 for the nine months ended September 30, 2011 compared with no loss on sale of securities for the nine months ended September 30, 2010. The Company sold two non-agency CMOs with a total book value of $3.2 million due to a downgrade of the CMOs to less than investment grade in the second quarter of 2011. At September 30, 2011, the Company had nine investment grade non-agency CMOs remaining with a book value of $3.7 million.

The following table summarizes the amortized cost of securities as of the dates shown (available for sale securities are not adjusted for unrealized gains or losses):

	September 30, 2011	December 31, 2010
	(In thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$8,686	$10,996
States and political subdivisions	72,421	76,031
Corporate debt securities	2,989	2,984
Collateralized mortgage obligations	335,104	444,827
Mortgage-backed securities	3,958,864	4,032,083
Qualified Zone Academy Bond (QZAB) and Qualified School Construction Bonds (QSCB)	20,900	20,900
Equity securities	7,288	7,288

Total amortized cost	$4,406,252	$4,595,109

Total fair value	$4,608,967	$4,739,360

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

Management believes the Company does not intend to sell any debt securities or more likely than not will not be required to sell any debt securities before their anticipated recovery, at which time the Company will receive full value for the securities. Furthermore, management has the ability and intent to hold the securities classified as available for sale that were in a loss position as of September 30, 2011 for a period of time sufficient for an entire recovery of the cost basis of the securities. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of September 30, 2011, management believes any impairment in the Company’s securities are temporary and no impairment loss has been realized in the Company’s consolidated income statement.

The following tables present the amortized cost and fair value of securities classified as available for sale at September 30, 2011:

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
States and political subdivisions (including QZAB)	$45,061	$2,879	$(5)	$47,935
Corporate debt securities and other	8,777	529	—	9,306
Collateralized mortgage obligations	832	—	(24)	808
Mortgage-backed securities	277,205	20,965	(66)	298,104

Total	$331,875	$24,373	$(95)	$356,153

The following tables present the amortized cost and fair value of securities classified as held to maturity at September 30, 2011:

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies.	$8,685	$560	$—	$9,245
States and political subdivisions	48,260	3,430	(123)	51,567
Corporate debt securities	1,500	138	—	1,638
Collateralized mortgage obligations	334,273	6,134	(186)	340,221
Mortgage-backed securities	3,681,659	168,487	(3)	3,850,143

Total	$4,074,377	$178,749	$(312)	$4,252,814

Bank Premises and Equipment

Premises and equipment, net of accumulated depreciation, totaled $160.1 million and $159.1 million at September 30, 2011 and December 31, 2010, respectively, an increase of $1.0 million or 0.7%.

Deposits

Total deposits were $7.80 billion at September 30, 2011 compared with $7.45 billion at December 31, 2010, an increase of $343.8 million or 4.6%. At September 30, 2011, noninterest-bearing deposits accounted for approximately 23.9% of total deposits compared with 22.4% of total deposits at December 31, 2010. Interest-bearing demand deposits totaled $5.94 billion or 76.1% of total deposits at September 30, 2011 compared with $5.78 billion or 77.6% of total deposits at December 31, 2010.

The following table summarizes the daily average balances and weighted average rates paid on deposits for the periods presented below:

	Nine Months Ended September 30, 2011		Year Ended December 31, 2010
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Interest-bearing demand	$1,403,477	0.57%	$1,336,400	0.67%
Regular savings	461,361	0.37	377,456	0.46
Money market savings	1,916,062	0.57	1,812,239	0.74
Time deposits	2,162,112	1.05	2,438,968	1.53

Total interest-bearing deposits	5,943,012	0.73	5,965,063	1.03
Noninterest-bearing deposits	1,758,182	—	1,567,676	—

Total deposits	$7,701,194	0.56%	$7,532,739	0.82%

Other Borrowings

The Company utilizes borrowings to supplement deposits to fund its lending and investment activities. Borrowings consist of funds from the Federal Home Loan Bank (“FHLB”) and correspondent banks. FHLB advances are considered short-term, overnight borrowings. At September 30, 2011, the Company had no FHLB advances and $13.6 million in FHLB long-term notes payable compared with $360.0 million in FHLB advances and $14.4 million in FHLB long-term notes payable at December 31, 2010. FHLB advances are available to the Company under a security and pledge agreement. At September 30, 2011, the Company had total funds of $2.74 billion available under this agreement, of which $13.6 million was outstanding. The weighted average interest rate paid on the FHLB notes payable at period end was 5.3%. The maturity dates on the FHLB notes payable range from the years 2011 to 2028 and have interest rates ranging from 4.08% to 6.10%. The highest outstanding balance of FHLB advances during the nine months ended September 30, 2011 was $474.0 million compared with $465.0 million for the year ended December 31, 2010. The average rate paid on FHLB advances for the nine months ended September 30, 2011 was 0.13%.

At September 30, 2011, the Company had $66.2 million in securities sold under repurchase agreements compared with $60.7 million at December 31, 2010, an increase of $5.5 million or 9.1%.

The following table presents the Company’s borrowings at September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010
	(In thousands)
FHLB advances	$—	$360,000
FHLB long-term notes payable	13,583	14,433

Total other borrowings	13,583	374,433
Securities sold under repurchase agreements	66,166	60,659

Total	$79,749	$435,092

Junior Subordinated Debentures

At September 30, 2011 and December 31, 2010, the Company had outstanding $85.1 million and $92.3 million in junior subordinated debentures issued to the Company’s unconsolidated subsidiary trusts, respectively. On March 7, 2011, the Company redeemed $7.2 million in junior subordinated debentures held by TXUI Statutory Trust I that bore a fixed interest rate of 10.60%. A penalty of $383,000 was incurred in connection with the payoff and recorded as interest expense.

A summary of pertinent information related to the Company’s seven issues of junior subordinated debentures outstanding at September 30, 2011 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate(1)	Junior Subordinated Debt Owed to Trusts	Maturity Date (2)
Prosperity Statutory Trust II	July 31, 2001	$15,000,000	3 month LIBOR + 3.58%, not to exceed 12.50%	$15,464,000	July 31, 2031
Prosperity Statutory Trust III	Aug. 15, 2003	12,500,000	3 month LIBOR + 3.00%(3)	12,887,000	Sept. 17, 2033
Prosperity Statutory Trust IV	Dec. 30, 2003	12,500,000	3 month LIBOR + 2.85%(4)	12,887,000	Dec. 30, 2033
SNB Capital Trust IV(5)	Sept. 25, 2003	10,000,000	3 month LIBOR + 3.00%	10,310,000	Sept. 25, 2033
TXUI Statutory Trust II(6)	Dec. 19, 2003	5,000,000	3 month LIBOR + 2.85%(7)	5,155,000	Dec. 19, 2033
TXUI Statutory Trust III(6)	Nov. 30, 2005	15,500,000	3 month LIBOR + 1.39%	15,980,000	Dec. 15, 2035
TXUI Statutory Trust IV(6)	Mar. 31, 2006	12,000,000	3 month LIBOR + 1.39%	12,372,000	June 30, 2036

(1)	The 3-month LIBOR in effect as of September 30, 2011 was 0.37%.
(2)	All debentures are callable five years from issuance date.
(3)	The debentures bore a fixed interest rate of 6.50% until September 17, 2008, when the rate began to float on a quarterly basis based on the 3-month LIBOR plus 3.00%.
(4)	The debentures bore a fixed interest rate of 6.50% until December 30, 2008, when the rate began to float on a quarterly basis based on the 3-month LIBOR plus 2.85%.
(5)	Assumed in connection with the SNB acquisition on April 1, 2006.
(6)	Assumed in connection with the TXUI acquisition on January 31, 2007.
(7)	The debentures bore a fixed interest rate of 6.45% until January 23, 2009, when the rate began to float on a quarterly basis based on the 3-month LIBOR plus 2.85%.

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

As of September 30, 2011, the Company had outstanding $452.7 million in commitments to extend credit and $15.2 million in commitments associated with outstanding standby letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

The Company has no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of September 30, 2011, the Company had cash and cash equivalents of $211.6 million compared with $159.4 million at December 31, 2010, an increase of $52.2 million. The increase was primarily due to an increase in deposits of $344.1 million, proceeds from the maturities and repayments of securities of $1.95 billion, net premium amortization of securities of $19.7 million, depreciation and amortization of $12.0 million, a net decrease in other assets and accrued interest payable of $19.4 million, a net increase in interest payable and other liabilities of $19.3 million and net earnings of $105.3 million partially offset by purchases of securities of $1.78 billion, dividends paid of $24.6 million, repayments of short-term borrowings of $360.0 million and an increase in loans of $263.6 million.

Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of September 30, 2011 (other than deposit obligations). The payments do not include prepayment options that may be available to the Company. The Company’s future cash payments associated with its contractual obligations pursuant to its junior subordinated debentures, FHLB notes payable and operating leases as of September 30, 2011 are summarized below. Payments for junior subordinated debentures include interest of $49.5 million that will be paid over the future periods. The future floating rate interest payments were determined based on the 3-month LIBOR in effect at September 30, 2011. The current principal balance of the junior subordinated debentures at September 30, 2011 was $85.1 million. Payments for FHLB notes payable include interest of $3.6 million that will be paid over the future periods. Payments related to leases are based on actual payments specified in underlying contracts.

	Payments due in:
	Remaining Fiscal 2011	Fiscal 2012-2013	Fiscal 2014-2015	Thereafter	Total
	(Dollars in thousands)
Junior subordinated debentures	$1,108	$4,431	$4,431	$124,615	$134,585
Federal Home Loan Bank notes payable	827	3,356	3,836	9,212	17,231
Operating leases	1,342	9,435	5,254	1,426	17,457

Total	$3,277	$17,222	$13,521	$135,253	$169,273

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

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit as of September 30, 2011 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Remaining Fiscal 2011	Fiscal 2012-2013	Fiscal 2014-2015	Thereafter	Total
	(Dollars in thousands)
Standby letters of credit	$2,517	$9,286	$3,357	$54	$15,214
Commitments to extend credit	78,931	245,131	8,301	120,371	452,734

Total	$81,448	$254,417	$11,658	$120,425	$467,948

Capital Resources

Total shareholders’ equity was $1.54 billion at September 30, 2011 compared with $1.45 billion at December 31, 2010, an increase of $89.0 million or 6.1%. The increase was due primarily to net earnings of $105.3 million and the issuance of common stock in connection with the exercise of stock options of $4.2 million, partially offset by dividends paid of $24.6 million for the nine months ended September 30, 2011.

Both the Board of Governors of the Federal Reserve System with respect to the Company, and the Federal Deposit Insurance Corporation (“FDIC”) with respect to the Bank, have established certain minimum risk-based capital standards that apply to bank holding companies and federally insured banks. The following table sets forth the Company’s total risk-based capital, Tier 1 risk-based capital, and Tier 1 to average assets (leverage) ratios as of September 30, 2011:

Consolidated Capital Ratios:
Total capital (to risk weighted assets)	16.69%
Tier 1 capital (to risk weighted assets)	15.47%
Tier 1 capital (to average assets)	7.70%

As of September 30, 2011, the Bank’s risk-based capital ratios were above the levels required for the Bank to be designated as “well capitalized” by the FDIC. To be designated as “well capitalized”, the minimum ratio requirements for the Bank’s total risk-based capital, Tier 1 risk-based capital, and Tier 1 to average assets (leverage) capital ratios must be 10.0%, 6.0% and 5.0%, respectively. The following table sets forth the Bank’s total risk-based capital, Tier 1 risk-based capital, and Tier 1 to average assets (leverage) capital ratios as of September 30, 2011:

Capital Ratios (Bank Only):
Total capital (to risk weighted assets)	16.42%
Tier 1 capital (to risk weighted assets)	15.19%
Tier 1 capital (to average assets)	7.56%

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

a. Not applicable

b. Not applicable

c. Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

Not applicable

ITEM 6.	EXHIBITS

a. Exhibits:

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267) (the “Registration Statement”))

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

3.3	Amended and Restated Bylaws of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 19, 2007)

4.1	Form of certificate representing shares of the Company’s common stock (incorporated by reference to Exhibit 4 to the Registration Statement)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description of Exhibit

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive Financial Data

*	Filed with this Quarterly Report on Form 10-Q.
**	Furnished with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPERITY BANCSHARES, INC. ® (Registrant)

Date: 11/09/11	/s/ DAVID ZALMAN
David Zalman Chairman and Chief Executive Officer

Date: 11/09/11	/s/ DAVID HOLLAWAY
David Hollaway Chief Financial Officer