Form 10-K
period 2011-12-31
PROSPERITY BANCSHARES INC
filed 2012-02-29
CIK 1068851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-35388

PROSPERITY BANCSHARES, INC.®

(Exact name of registrant as specified in its charter)

Texas	74-2331986
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Prosperity Bank Plaza 4295 San Felipe Houston, Texas	77027
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (713) 693-9300

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value
$1.00 per share	New York Stock Exchange, Inc.
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☒	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of common stock held by non-affiliates as of June 30, 2011, based on the closing price of the common stock on the NASDAQ Global Select Market on June 30, 2011 was approximately $1.89 billion.

As of February 15, 2012, the number of outstanding shares of common stock was 47,233,431.

Documents Incorporated by Reference:

Portions of the Company’s Proxy Statement relating to the 2012 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2011, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

PROSPERITY BANCSHARES, INC.®

2011 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1. BUSINESS

General

Prosperity Bancshares, Inc.®, a Texas corporation (the “Company”), was formed in 1983 as a vehicle to acquire the former Allied Bank in Edna, Texas which was chartered in 1949 as The First National Bank of Edna and is now known as Prosperity Bank. The Company is a registered financial holding company that derives substantially all of its revenues and income from the operation of its bank subsidiary, Prosperity Bank® (“Prosperity Bank®” or the “Bank”). The Bank provides a broad line of financial products and services to small and medium-sized businesses and consumers. As of December 31, 2011, the Bank operated one hundred seventy-five (175) full-service banking locations; with sixty (60) in the Houston area, twenty (20) in the South Texas area including Corpus Christi and Victoria, thirty-three (33) in Central Texas, ten (10) in the Bryan/College Station area, twenty-one (21) in East Texas and thirty-one (31) in the Dallas/Fort Worth, Texas area. The Company’s headquarters are located at Prosperity Bank Plaza, 4295 San Felipe in Houston, Texas and its telephone number is (281) 269-7199. The Company’s website address is www.prosperitybanktx.com.

The Company’s market consists of the communities served by its banking centers. The diverse nature of the economies in each local market served by the Company provides the Company with a varied customer base and allows the Company to spread its lending risk throughout a number of different industries including professional service firms and their principals, manufacturing, tourism, recreation, petrochemicals, farming and ranching. The Company’s market areas outside of Houston, Dallas, Corpus Christi, San Antonio and Austin are dominated by either small community banks or branches of large regional banks. Management believes that the Company, as one of the few mid-sized financial institutions that combines responsive community banking with the sophistication of a regional bank holding company, has a competitive advantage in its market areas and excellent growth opportunities through acquisitions, including acquisitions of failed financial institutions, new banking center locations and additional business development.

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

From December 31, 1998 through December 31, 2011, the Company grew through internal growth and the completion of the following acquisitions:

Acquired Entity	Acquired Bank	Completion Date	Number of Banking Centers As of December 31, 2011(1)
South Texas Bancshares, Inc.	Commercial National Bank	1999	3
Compass Bank (5 branches)	N/A	2000	4
Commercial Bancshares, Inc.	Heritage Bank	2001	12
Texas Guaranty Bank, N.A.	Same	2002	2
The First State Bank of Needville	Same	2002	—	(2)
Paradigm Bancorporation, Inc.	Paradigm Bank Texas	2002	8
Southwest Bank Holding Company	Bank of the Southwest	2002	2
First National Bank of Bay City	Same	2002	—	(2)
Abrams Centre Bancshares, Inc.	Abrams Centre National Bank	2003	1
Dallas Bancshares, Inc.	BankDallas	2003	1
MainBancorp, Inc.	main bank, n.a.	2003	3
First State Bank of North Texas	Same	2003	3
Liberty Bancshares, Inc.	Liberty Bank, S.S.B.	2004	4
Village Bank and Trust, s.s.b	Same	2004	1
First Capital Bankers, Inc.	FirstCapital Bank, s.s.b.	2005	20
Grapeland Bancshares, Inc.	First State Bank of Grapeland	2005	2
SNB Bancshares, Inc	Southern National Bank of Texas	2006	6	(3)
Texas United Bancshares, Inc	State Bank, GNB Financial, n.a., Gateway National Bank and Northwest Bank	2007	34
The Bank of Navasota	Same	2007	1
Banco Popular, NA (6 branches)	N/A	2008	5
1st Choice Bancorp	1st Choice Bank	2008	1
Franklin Bank (from FDIC, as receiver)(4)	N/A	2008	33
U.S. Bank (3 branches)	N/A	2010	3
First Bank (19 branches)	N/A	2010	15

(1)	The number of banking centers added does not include any locations of the acquired entity that were closed and consolidated with existing banking centers of the Company upon consummation of the transaction or closed after consummation of the transaction.
(2)	The only banking center of the acquired entity was closed and consolidated into an existing banking center of the Company.
(3)	Included one banking center under construction at the time of consummation.
(4)	Assumed approximately $3.6 billion of deposits and acquired certain assets, including thirty-three (33) banking centers, from the FDIC, acting in its capacity as receiver for Franklin Bank.

Pending and Recent Acquisitions

Pending Acquisition of American State Financial Corporation—On February 27, 2012, the Company announced the signing of a definitive agreement to acquire American State Financial Corporation and its wholly owned subsidiary, American State Bank (“ASB”), through the merger of American State Financial with and into the Company. ASB operates thirty-seven (37) banking offices in eighteen (18) counties across West Texas. As of December 31, 2011, American State Financial, on a consolidated basis, reported total assets of $3.08 billion, total loans of $1.21 billion and total deposits of $2.46 billion. Under the terms of the definitive agreement, the Company will issue up to 8,525,000 shares of its common stock plus $178.5 million in cash for all outstanding shares of American State Financial capital stock, subject to certain conditions and potential adjustment.

The merger has been approved by the Boards of Directors of both companies and is expected to close during the third quarter of 2012, although delays may occur. The transaction is subject to certain conditions, including the approval by American State Financial’s shareholders and customary regulatory approvals. Operational integration is anticipated to begin during the third quarter of 2012.

Pending Acquisition of The Bank Arlington—On January 19, 2012, the Company entered into a definitive agreement to acquire The Bank Arlington. The Bank Arlington operates one (1) banking office in Arlington, Texas, in the Dallas/Fort Worth CMSA. As of December 31, 2011, The Bank Arlington reported total assets of $37.3 million, total loans of $21.2 million and total deposits of $32.8 million.

Under the terms of the definitive agreement, the Company will issue up to 138,600 shares of Company common stock for all outstanding shares of The Bank Arlington capital stock, subject to certain conditions and potential adjustments. The transaction is subject to customary closing conditions, including the receipt of regulatory approvals and approval of the shareholders of The Bank Arlington. The transaction is expected to close during the second quarter of 2012, although delays could occur.

Pending Acquisition of East Texas Financial Services, Inc.—On December 8, 2011, the Company entered into a definitive agreement to acquire East Texas Financial Services, Inc. (OTC BB: FFBT) and its wholly-owned subsidiary, First Federal Bank Texas (“Firstbank”). First Bank operates four (4) banking offices in the Tyler MSA, including three (3) locations in Tyler, Texas and one (1) location in Gilmer, Texas. As of December 31, 2011, East Texas Financial Services reported total assets of $210.5 million, total loans of $163.1 million and total deposits of $126.7 million.

Under the terms of the definitive agreement, the Company will issue up to 531,000 shares of Company common stock for all outstanding shares of East Texas Financial Services capital stock, subject to certain conditions and potential adjustments. The transaction is subject to customary closing conditions, including the receipt of regulatory approvals and approval of the stockholders of East Texas Financial Services. The transaction is expected to close during the second quarter of 2012, although delays could occur.

Acquisition of Texas Bankers, Inc.—On January 1, 2012, the Company completed the previously announced acquisition of Texas Bankers, Inc. and its wholly-owned subsidiary, Bank of Texas, Austin, Texas. The transaction continues the Company’s strategic growth and expansion of the franchise in Central Texas.

The three (3) Bank of Texas banking offices in the Austin, Texas CMSA consist of a location in Rollingwood, which upon operational integration will be consolidated with the Company’s Westlake location and remain in Bank of Texas’ Rollingwood banking office; one banking center in downtown Austin, which upon operational integration will be consolidated into the Company’s downtown Austin location; and another banking center in Thorndale. Following the acquisition, the Company operates thirty-four (34) banking centers in the Central Texas area including Austin and San Antonio.

Texas Bankers, Inc. reported total assets of $77.0 million, total loans of $27.6 million and total deposits of $70.4 million as of December 31, 2011. Under the terms of the agreement, the Company issued 314,953 shares of Company common stock for all outstanding shares of Texas Bankers capital stock which resulted in a premium of $5.2 million.

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

As of December 31, 2011, the Company and the Bank had 1,664 full-time equivalent associates, 671 of whom were officers of the Bank. The Company provides medical and hospitalization insurance to its full-time associates. The Company considers its relations with associates to be excellent. Neither the Company nor the Bank is a party to any collective bargaining agreement.

Banking Activities

The Company, through the Bank, offers a variety of traditional loan and deposit products to its customers, which consist primarily of consumers and small and medium-sized businesses. The Bank tailors its products to the specific needs of customers in a given market. At December 31, 2011, the Bank maintained approximately 366,000 separate deposit accounts including certificates of deposit, 33,000 separate loan accounts and 24.5% of the Bank’s total deposits were noninterest-bearing demand deposits. For the year ended December 31, 2011, the Company’s average cost of funds was 0.56% and the Company’s average cost of deposits (excluding all borrowings) was 0.53%.

The Company has been an active real estate lender, with commercial mortgage and 1-4 family residential loans comprising 35.9% and 26.7% of the Company’s total loans as of December 31, 2011, respectively. The Company also offers commercial loans, loans for automobiles and other consumer durables, home equity loans, debit cards, internet banking and other cash management services and automated telephone banking. By offering certificates of deposit, interest checking accounts, savings accounts and overdraft protection at competitive rates, the Company gives its depositors a full range of traditional deposit products.

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

Increase Loan Volume and Diversify Loan Portfolio. While maintaining its conservative approach to lending, the Company has emphasized both new and existing loan products, focusing on managing its commercial mortgage and commercial loan portfolios. During the one year period from December 31, 2010 to December 31, 2011, the Company’s commercial and industrial loans decreased from $409.4 million to $406.4 million, or 0.7%, and represented 11.7% and 10.8% of the total portfolio, respectively. Commercial mortgages increased from $1.29 billion to $1.35 billion, or 5.0%, and represented 37.0% and 35.9% of the total portfolio, respectively, for the same period. In addition, the Company targets professional service firms, including legal and medical practices, for both loans secured by owner-occupied premises and personal loans to their principals.

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

Under Federal Reserve Board policy, a bank holding company has historically been required to act as a source of financial strength to each of its banking subsidiaries. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) codified this policy as a statutory requirement. Under this requirement, the Company is expected to commit resources to support the Bank, including at times when the Company may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. As discussed below, a bank holding company, in certain circumstances, could be required to guarantee the capital plan of an undercapitalized banking subsidiary.

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

Scope of Permissible Activities. Under the BHCA, bank holding companies generally may not acquire a direct or indirect interest in or control of more than 5% of the voting shares of any company that is not a bank or bank holding company or from engaging in activities other than those of banking, managing or controlling banks or furnishing services to or performing services for its subsidiaries, except that it may engage in, directly or indirectly, certain activities that the Federal Reserve Board has determined to be so closely related to banking or managing and controlling banks as to be a proper incident thereto. In approving acquisitions or the addition of activities, the Federal Reserve Board considers, among other things, whether the acquisition or the additional activities can reasonably be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh such possible adverse effects as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices.

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

A bank holding company may become a financial holding company by filing a declaration with the Federal Reserve Board if each of its subsidiary banks is well capitalized under the Federal Deposit Insurance Corporation Improvement Act of 1991 (the “FDICIA”) prompt-corrective-action provisions, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act of 1977 (“CRA”). The Company became a financial holding company on April 18, 2000.

Since July 2011, the Company’s financial holding company status depends upon it maintaining its status as “well capitalized” and “well managed” under applicable Federal Reserve Board regulations. If a financial holding company ceases to meet these requirements, the Federal Reserve Board may impose corrective capital and/or managerial requirements on the financial holding company and place limitations on its ability to conduct the broader financial activities permissible for financial holding companies. In addition, the Federal Reserve Board may require divestiture of the holding company’s depository institutions and/or its non-bank subsidiaries if the deficiencies persist.

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

Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. The guidelines require a minimum ratio of total capital to total risk-weighted assets of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 2011, the Company’s ratio of Tier 1 capital to total risk-weighted assets was 15.90% and its ratio of total capital to total risk-weighted assets was 17.09%. Risk-weighted assets exclude intangible assets such as goodwill and core deposit intangibles.

In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. Certain highly rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies are required to maintain a leverage ratio of 4.0%. As of December 31, 2011, the Company’s leverage ratio was 7.89%.

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

On December 16, 2010, the Basel Committee released its final framework for strengthening international capital and liquidity regulation (“Basel III”). Basel III, when implemented by the U.S. banking agencies and fully phased-in, will require bank holding companies and their bank subsidiaries to maintain substantially more capital, with a greater emphasis on common equity. The timing for the U.S. banking agencies’ publication of proposed rules to implement the Basel III capital framework and the implementation schedule is uncertain, but the U.S. banking agencies have indicated informally that regulations implementing the Basel III capital framework will be published for comment during the first half of 2012. Notwithstanding its release of the Basel III framework, the Basel Committee is considering further amendments to Basel III, including the imposition of additional capital surcharges on globally and systemically important financial institutions. In addition to Basel III, the Dodd-Frank Act requires or permits the U.S. banking agencies to adopt regulations affecting banking institutions’ capital requirements in a number of respects. Accordingly, the regulations ultimately adopted and made applicable to the Company may be substantially different from the Basel III final framework as published in December 2010.

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

When fully phased in on January 1, 2019, Basel III will require banks to maintain (i) as a newly adopted international standard, a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) as a newly adopted international standard, a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures plus certain off-balance sheet exposures (computed as the average for each quarter of the month-end ratios for the quarter). Basel III also provides for a “countercyclical capital buffer,” that would be added to the capital conservation buffer generally to be imposed when national regulators determine that excess aggregate credit growth becomes associated with a buildup of systemic risk.

Proposed Liquidity Requirements. Historically, regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, without required formulaic measures. The Basel III final framework will require banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, going forward will be required by regulation. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements will incent banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source. The Basel III liquidity framework contemplates that the LCR and NSFR will be subject to observation periods continuing through mid-2013 and mid-2016, respectively, and subject to any revisions resulting from the analyses conducted and data collected during the observation period, the LCR and NSFR will be implemented as minimum standards on January 1, 2015 and by January 1, 2018, respectively. The proposed liquidity requirements will likely apply to bank holding companies with total assets of $50 billion or greater. These new standards are subject to further rulemaking and their terms could change before implementation.

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

Equivalence to National Bank Powers. The Texas Constitution, as amended in 1986, provides that a Texas-chartered bank has the same rights and privileges that are or may be granted to national banks domiciled in Texas. To the extent that the Texas laws and regulations may have allowed state-chartered banks to engage in a broader range of activities than national banks, the FDICIA has operated to limit this authority. FDICIA provides that no state bank or subsidiary thereof may engage as principal in any activity not permitted for national banks, unless the institution complies with applicable capital requirements and the FDIC determines that the activity poses no significant risk to the DIF. In general, statutory restrictions on the activities of banks are aimed at protecting the safety and soundness of depository institutions.

Financial Modernization. Under the Gramm-Leach-Bliley Act, a national bank may establish a financial subsidiary and engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting as principal, insurance company portfolio investment, real estate development, real estate investment, annuity issuance and merchant banking activities. To do so, a bank must be well capitalized, well managed and have a CRA rating of satisfactory or better. Subsidiary banks of a financial holding company or national banks with financial subsidiaries must remain well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial in nature subsidiary or subsidiaries. In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank has a CRA rating of satisfactory or better.

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

Restrictions on Transactions with Affiliates and Insiders. Transactions between the Bank and its nonbanking affiliates, including the Company, are subject to Section 23A of the Federal Reserve Act. In general, Section 23A imposes limits on the amount of such transactions to 10% of the Bank’s capital stock and surplus and requires that such transactions be secured by designated amounts of specified collateral. It also limits the amount of advances to third parties which are collateralized by the securities or obligations of the Company or its subsidiaries. The Dodd-Frank Act significantly expanded the coverage and scope of the limitations on affiliate transactions within a banking organization. For example, it requires that the 10% of capital limit on covered transactions begin to apply to financial subsidiaries. “Covered transactions” are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve Board) from the affiliate, certain derivative transactions that create a credit exposure to an affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

Affiliate transactions are also subject to Section 23B of the Federal Reserve Act which generally requires that certain transactions between the Bank and its affiliates be on terms substantially the same, or at least as favorable to the Bank, as those prevailing at the time for comparable transactions with or involving other nonaffiliated persons. The Federal Reserve Board has also issued Regulation W which codifies prior regulations under Sections 23A and 23B of the Federal Reserve Act and interpretive guidance with respect to affiliate transactions.

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

The FDIC’s risk-based capital guidelines generally require state banks to have a minimum ratio of Tier 1 capital to total risk-weighted assets of 4.0% and a ratio of total capital to total risk-weighted assets of 8.0%. The capital categories have the same definitions for the Bank as for the Company. As of December 31, 2011, the Bank’s ratio of Tier 1 capital to total risk-weighted assets was 15.62% and its ratio of total capital to total risk-weighted assets was 16.81%.

The FDIC’s leverage guidelines require state banks to maintain Tier 1 capital of no less than 4.0% of average total assets, except in the case of certain highly rated banks for which the requirement is 3.0% of average total assets. The Texas Department of Banking has issued a policy which generally requires state chartered banks to maintain a leverage ratio (defined in accordance with federal capital guidelines) of 5.0%. As of December 31, 2011, the Bank’s ratio of Tier 1 capital to average total assets (leverage ratio) was 7.75%.

Corrective Measures for Capital Deficiencies. The federal banking regulators are required to take “prompt corrective action” with respect to capital-deficient institutions. Agency regulations define, for each capital category, the levels at which institutions are “well-capitalized,” “adequately capitalized,” “under capitalized,” “significantly under capitalized” and “critically under capitalized.” A “well-capitalized” bank has a total risk-based capital ratio of 10.0% or higher; a Tier 1 risk-based capital ratio of 6.0% or higher; a leverage ratio of 5.0% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. An “adequately capitalized” bank has a total risk-based capital ratio of 8.0% or higher; a Tier 1 risk-based capital ratio of 4.0% or higher; a leverage ratio of 4.0% or higher (3.0% or higher if the bank was rated a composite 1 in its most recent examination report and is not experiencing significant growth); and does not meet the criteria for a well capitalized bank. A bank is “under capitalized” if it fails to meet any one of the ratios required to be adequately capitalized. At December 31, 2011, the Bank was classified as “well-capitalized” for purposes of the FDIC’s prompt corrective action regulations.

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

On February 7, 2011, the FDIC approved a final rule that amends its existing DIF restoration plan and implements certain provisions of the Dodd-Frank Act. As of April 1, 2011 the assessment base is determined using average consolidated total assets minus average tangible equity rather than the current assessment base of adjusted domestic deposits. Since the change resulted in a much larger assessment base, the final rule also lowers the assessment rates in order to keep the total amount collected from financial institutions relatively unchanged from the amounts currently being collected. The new assessment rates, calculated on the revised assessment base, generally range from 2.5 to 9 basis points for Risk Category I institutions, 9 to 24 basis points for Risk Category II institutions, 18 to 33 basis points for Risk Category III institutions, and 30 to 45 basis points for Risk Category IV institutions. For large institutions (generally those with total assets of $10 billion or more), which as of December 31, 2011 did not include the Bank, the initial base assessment rate ranges from 5 to 35 basis points on an annualized basis. After the effect of potential base-rate adjustments, the total base assessment rate could range from 2.5 to 45 basis points on an annualized basis. Assessment rates for large institutions are calculated using a scorecard that combines CAMELS ratings and certain forward-looking financial measures to assess the risk a large institution poses to the DIF. The new assessment rates were calculated for the quarter beginning April 1, 2011 and reflected in invoices for assessments due September 30, 2011.

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

Legislative Initiatives

In light of current conditions and the market outlook for continuing weak economic conditions, regulators have increased their focus on the regulation of financial institutions. A number of government initiatives designed to respond to the current conditions have been introduced recently and proposals for legislation that could substantially intensify the regulation of financial institutions have been adopted by Congress and state legislatures. Such initiatives may change banking statutes and the operating environment of the Company and the Bank in substantial and unpredictable ways. The Company cannot determine the ultimate effect that any potential legislation, if enacted, or implementing regulations with respect thereto, would have, upon the financial condition or results of operations of the Company or the Bank. A change in statutes, regulations or regulatory policies applicable to the Company or the Bank could have a material effect on the financial condition, results of operations or business of the Company and the Bank.

Dodd-Frank Act. In July 2010, Congress enacted the Dodd-Frank Act regulatory reform legislation, which the President signed into law on July 21, 2010. Many aspects of the Dodd–Frank Act are subject to further rulemaking and will take effect over several years, making it difficult for the Company to anticipate the overall financial impact to it or across the industry. This new law broadly affects the financial services industry by implementing changes to the financial regulatory landscape aimed at strengthening the sound operation of the financial services sector, including provisions that, among other things:

•	Create a new agency, the Consumer Financial Protection Bureau (“CFPB”), responsible for implementing, examining and enforcing compliance with federal consumer protection laws;

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

•

Amend the Electronic Fund Transfer Act (“EFTA”) to, among other things, give the Federal Reserve Board the authority to establish rules regarding interchange fees charged for electronic debit transactions by payment card issuers, such as the Bank, having assets over $10 billion and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer through regulations adopted by the Federal Reserve Board in June 2011, which set a maximum permissible interchange fee; and

•	Increase the authority of the Federal Reserve Board to examine the Company and its non-bank subsidiaries.

The Dodd-Frank Act also authorized the Federal Reserve Board to adopt enhanced supervision and prudential standards for, among others, bank holding companies with total consolidated assets of $50 billion or more (often referred to as “systemically important financial institutions” or “SIFI”), and authorized the Federal Reserve Board to establish such standards either on its own or upon the recommendations of the Financial Stability Oversight Council (“FSOC”), a new systemic risk oversight body created by the Dodd-Frank Act. In December 2011, the Federal Reserve Board issued for public comment a notice of proposed rulemaking establishing enhanced prudential standards responsive to these provisions for (i) risk-based capital requirements and leverage limits, (ii) stress testing of capital, (iii) liquidity requirements (iv) overall risk management requirements (v) resolution plan and credit exposure reporting and (vi) concentration/credit exposure limits. Comments on these proposed rules (the “Proposed SIFI Rules”), are due by March 31, 2012. The Proposed SIFI Rules address a wide, diverse array of regulatory areas, each of which is highly complex. Most of the Proposed SIFI Rules will not apply to the Company as its total consolidated assets remain below $50 billion. However, two aspects of the Proposed SIFI Rules apply to bank holding companies with total consolidated assets of $10 billion or more (a) requirements for annual stress testing of capital under one base and two stress scenarios and (b) certain corporate governance provisions requiring, among other things, that each bank holding company establish a risk committee of its board of directors and that that committee include a “risk expert.” While the Company and the Bank did not have total assets in excess of $10 billion as of December 31, 2011, the Company may reach that threshold in the future due to its organic growth.

The Dodd-Frank Act established the CFPB, which has supervisory authority over depository institutions with total assets of $10 billion or greater. The CFPB will focus their supervision and regulatory efforts on (i) risks to consumers and compliance with the federal consumer financial laws, when it evaluates the policies and practices of a financial institution; (ii) the markets in which firms operate and risks to consumers posed by activities in those markets; (iii) depository institutions that offer a wide variety of consumer financial products and services; depository institutions with a more specialized focus; and (iv) non-depository companies that offer one or more consumer financial products or services. While the Company and the Bank did not have total assets in excess of $10 billion as of December 31, 2011, over the course of the next year, the Company and the Bank may become subject to the CFPB’s supervision through organic growth.

The Company’s management continues to review actively the provisions of the Dodd–Frank Act and assess its probable impact on its business, financial condition, and results of operations. Provisions in the legislation that affect deposit insurance assessments and payment of interest on demand deposits could increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate. Provisions in the legislation that revoke the Tier 1 capital treatment of newly issued trust preferred securities could require the Company to seek other sources of capital in the future. Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its customers or the financial industry more generally.

Incentive Compensation. In June 2010, the Federal Reserve Board, OCC and FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. Also, on April 14, 2011 the FDIC published a proposed interagency rule to implement certain incentive compensation requirements of the Dodd-Frank Act. Under the proposed rule, financial institutions must prohibit incentive-based compensation arrangements that encourage inappropriate risk taking that are deemed excessive or that may lead to material losses.

The Federal Reserve Board will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

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

To achieve its past levels of growth, the Company has focused on both internal growth and acquisitions. The Company may not be able to sustain its historical rate of growth or may not be able to grow at all. In addition, the Company may not be able to obtain the financing necessary to fund additional growth and may not be able to find suitable candidates for acquisition. Various factors, such as economic conditions and competition, may impede or prohibit the opening of new banking centers. Further, the Company may be unable to attract and retain experienced bankers, which could adversely affect its internal growth. If the Company is not able to continue its historical levels of growth, it may not be able to maintain its historical earnings trends.

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

While economic conditions in the State of Texas and the U.S. are showing signs of recovery, there can be no assurance that these difficult conditions will continue to improve. Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including job losses, could have an adverse effect on the Company’s borrowers or their customers, which could adversely affect the Company’s business, financial condition, results of operations and cash flows.

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

Approximately 85.3% of the Company’s total loans as of December 31, 2011 consisted of loans included in the real estate loan portfolio with 12.8% in construction and land development, 30.6% in residential real estate and 41.9% in commercial real estate. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A weakening of the real estate market in the Company’s primary market areas could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing the loans and the value of real estate owned by the Company. If real estate values decline, it is also more likely that the Company would be required to increase its allowance for credit losses, which could adversely affect its financial condition, results of operations and cash flows.

As of December 31, 2011, the Company had $482.1 million or 12.8% of total loans in construction and land development loans. Construction loans are subject to risks during the construction phase that are not present in standard residential real estate and commercial real estate loans. These risks include:

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

The Company, while maintaining its conservative approach to lending, has emphasized both new and existing loan products, focusing on managing its commercial mortgage and commercial loan portfolios, and intends to continue to increase its lending activities and acquire loans in possible future acquisitions. As a result, commercial real estate and commercial loans as a proportion of its portfolio could increase. As of December 31, 2011, commercial real estate and commercial loans totaled $1.76 billion. In general, commercial real estate loans and commercial loans yield higher returns and often generate a deposit relationship, but also pose greater credit risks than do owner-occupied residential real estate loans. As the Company’s various commercial loan portfolios increase, the corresponding risks and potential for losses from these loans will also increase.

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

The Company’s success depends primarily on the general economic conditions of the primary markets in Texas in which it operates and where its loans are concentrated. Unlike nationwide banks that are more geographically diversified, the Company provides banking and financial services to customers primarily in the greater Houston and Dallas/Fort Worth metropolitan areas and in the east, central, north central, south central and southeast areas of Texas. The local economic conditions in these areas have a significant impact on the Company’s commercial, real estate and construction and land development loans, the ability of its borrowers to repay their loans and the value of the collateral securing these loans. In addition, if the population or income growth in the Company’s market areas is slower than projected, income levels, deposits and housing starts could be adversely affected and could result in a reduction of the Company’s expansion, growth and profitability. Although economic conditions in Texas have not deteriorated to the same extent as in other areas of the country, such conditions could decline further. If the Company’s market areas experience a downturn or a recession for a prolonged period of time, the Company could experience significant increases in nonperforming loans, which could lead to operating losses, impaired liquidity and eroding capital. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreaks of hostilities or other international or domestic calamities, unemployment or other factors could impact these local economic conditions and could negatively affect the Company’s financial condition, results of operations and cash flows.

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

Goodwill represents the amount by which the acquisition cost exceeds the fair value of net assets the Company acquired in the purchase of another financial institution. The Company reviews goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate the carrying value of the asset might be impaired.

The Company determines impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in the Company’s results of operations in the periods in which they become known. At December 31, 2011, the Company’s goodwill totaled $924.5 million. While the Company has not recorded any such impairment charges since it initially recorded the goodwill, there can be no assurance that the Company’s future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on its financial condition and results of operations.

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

On February 7, 2011, the FDIC approved a final rule that amends its existing DIF restoration plan and implements certain provisions of the Dodd-Frank Act. Effective April 1, 2011 the assessment base is determined using average consolidated total assets minus average tangible equity rather than the previous assessment base of adjusted domestic deposits. The new assessment rates, calculated on the revised assessment base generally range from 2.5 to 9 basis points for Risk Category I institutions, 9 to 24 basis points for Risk Category II institutions, 18 to 33 basis points for Risk Category III institutions, and 30 to 45 basis points for Risk Category IV institutions. The new assessment rates were calculated for the quarter beginning April 1, 2011 and reflected in invoices for assessments due September 30, 2011.

The final rule provides the FDIC’s board with the flexibility to adopt actual rates that are higher or lower than the total base assessment rates adopted on February 7, 2011 without notice and comment, if certain conditions are met. An increase in the assessment rates could have an adverse impact on the Company’s results of operations. For the year ended December 31, 2011, the Company’s FDIC insurance related costs were $8.3 million compared with $10.4 million for the year ended December 31, 2010.

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

The Company may need to raise additional capital in the future to provide it with sufficient capital resources and liquidity to meet its commitments and business needs. In addition, the Company may elect to raise additional capital to support its business or to finance acquisitions, if any. The Company’s ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of its control, and its financial performance. Accordingly, the Company cannot assure you that such capital will be available to it on acceptable terms or at all. Any occurrence that may limit its access to the capital markets, such as a decline in the confidence of investors, depositors of Prosperity Bank or counterparties participating in the capital markets, may adversely affect the Company’s capital costs and its ability to raise capital and, in turn, its liquidity. An inability to raise additional capital on acceptable terms when needed could subject the Company to increased regulatory supervision and the imposition of restrictions on its growth or business, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the Dodd-Frank Act. As a result, beginning on July 21, 2011, financial institutions can now offer interest on demand deposits to compete for clients. The Company’s interest expense will increase and its net interest margin will decrease if it begins offering interest on demand deposits to attract additional customers or maintain current customers, which could have an adverse effect on the Company’s business, financial condition and results of operations.

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

The Company’s principal source of funds to pay dividends on the shares of common stock is cash dividends that the Company receives from the Bank. Various banking laws applicable to the Bank limit the payment of dividends and other distributions by the Bank to the Company, and may therefore limit the Company’s ability to pay dividends on its common stock. Regulatory authorities could impose administratively stricter limitations on the ability of the Bank to pay dividends to the Company if such limits were deemed appropriate to preserve certain capital adequacy requirements. In addition, the Federal Reserve Board has indicated that bank holding companies should carefully review their dividend policy in relation to the organization’s overall asset quality, level of current and prospective earnings and level, composition and quality of capital. The guidance provides that the Company inform and consult with the Federal Reserve Board prior to declaring and paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in an adverse change to the Company’s capital structure, including interest on the subordinated debentures underlying the Company’s trust preferred securities. If required payments on the Company’s outstanding junior subordinated debentures held by its unconsolidated subsidiary trusts are not made or are suspended, the Company will be prohibited from paying dividends on its common stock.

The holders of the Company’s junior subordinated debentures have rights that are senior to those of the Company’s shareholders.

As of December 31, 2011, the Company had $85.1 million in junior subordinated debentures outstanding that were issued to the Company’s unconsolidated subsidiary trusts. The subsidiary trusts purchased the junior subordinated debentures from the Company using the proceeds from the sale of trust preferred securities to third party investors. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by the Company to the extent not paid or made by each trust, provided the trust has funds available for such obligations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2011, the Company conducted business at one hundred seventy-five (175) full-service banking centers. The Company’s headquarters are located at Prosperity Bank Plaza, 4295 San Felipe, in the Galleria area in Houston, Texas. The Company also owns or leases other facilities in which its banking centers are located as listed below by geographical market area. The expiration dates of the leases range from 2012 to 2025 and do not include renewal periods which may be available at the Company’s option.

The following table sets forth specific information regarding the banking centers located in each of the Company’s geographical market areas at December 31, 2011:

Geographical Area	Number of Banking Centers	Number of Leased Banking Centers	Deposits at December 31, 2011
			(Dollars in thousands)
Bryan/College Station	10	—	$577,391
Houston area	60	18	3,785,556
Central Texas area	33	7	1,070,620
Dallas/Fort Worth Texas area	31	9	1,144,226
East Texas area	21	—	664,919
South Texas area including Corpus Christi	20	5	817,542

Total	175	39	$8,060,254

ITEM 3. LEGAL PROCEEDINGS

The Company and the Bank are defendants, from time to time, in legal actions arising from transactions conducted in the ordinary course of business. The Company and Bank believe, after consultations with legal counsel, that the ultimate liability, if any, arising from such actions will not have a material adverse effect on their financial statements.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices

The Company’s common stock is listed on the New York Stock Exchange under the symbol “PB.” Prior to December 28, 2011, the Company’s common shares were listed for trading under the symbol “PRSP” on the NASDAQ Global Select Market (“NASDAQ”). As of February 15, 2012, there were 47,233,431 shares outstanding and 1,925 shareholders of record. The number of beneficial owners is unknown to the Company at this time.

The following table presents the high and low intra-day sales prices for the common stock as reported by NASDAQ (through December 27, 2011) or the New York Stock Exchange (beginning December 28, 2011) during the two years ended December 31, 2011:

2011	High	Low
Fourth Quarter	$41.74	$31.31
Third Quarter	46.87	30.91
Second Quarter	46.75	40.83
First Quarter	42.92	38.23

2010	High	Low
Fourth Quarter	$39.96	$30.37
Third Quarter	36.05	28.27
Second Quarter	43.66	34.31
First Quarter	42.55	37.93

Dividends

Holders of common stock are entitled to receive dividends when, as and if declared by the Company’s Board of Directors out of funds legally available therefore. While the Company has declared dividends on its common stock since 1994, and paid quarterly dividends aggregating $0.72 per share in 2011 and $0.64 per share in 2010, there is no assurance that the Company will continue to pay dividends in the future. Future dividends on the common stock will depend upon the Company’s earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, the Company’s ability to service any equity or debt obligations senior to the common stock and other factors deemed relevant by the Board of Directors of the Company.

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

The cash dividends declared per share by quarter (and paid on the first business day of the subsequent quarter except for the fourth quarter of 2010 which was paid on December 31, 2010) for the Company’s last two fiscal years were as follows:

	2011	2010
Fourth quarter	$0.1950	$0.1750
Third quarter	0.1750	0.1550
Second quarter	0.1750	0.1550
First quarter	0.1750	0.1550

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2011, the Company had outstanding stock options granted under three stock option plans, all of which were approved by the Company’s shareholders. As of such date, the Company also had outstanding stock options granted under stock option plans that it assumed in connection with various acquisition transactions. The following table provides information as of December 31, 2011 regarding the Company’s equity compensation plans under which the Company’s equity securities are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	525,012	(1)	$28.18	544,791
Equity compensation plans not approved by security holders	—		—	—

Total	525,012		$28.18	544,791

(1)	Includes (a) 11,698 shares which may be issued upon exercise of options outstanding assumed by the Company in connection with the acquisition of SNB Bancshares, Inc. at a weighted average exercise price of $16.39.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Performance Graph

The following Performance Graph compares the cumulative total shareholder return on the Company’s common stock for the period beginning at the close of trading on December 31, 2006 to December 31, 2011, with the cumulative total return of the S&P 500 Total Return Index and the Nasdaq Bank Index for the same period. Dividend reinvestment has been assumed. The Performance Graph assumes $100 invested on December 31, 2006 in the Company’s common stock, the S&P 500 Total Return Index and the Nasdaq Bank Index. The historical stock price performance for the Company’s common stock shown on the graph below is not necessarily indicative of future stock performance.

	12/06	12/07	12/08	12/09	12/10	12/11
Prosperity Bancshares, Inc.	100.00	86.37	88.49	123.29	121.80	127.45
S&P 500	100.00	105.49	66.46	84.05	96.71	98.75
NASDAQ Bank	100.00	76.94	64.14	53.93	61.47	54.83

Copyright© 2012 Standard & Poor’s, a division of The McGraw-Hill Companies Inc. All rights reserved. (www.researchdatagroup.com/S&P.htm)

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data of the Company for, and as of the end of, each of the years in the five-year period ended December 31, 2011 is derived from and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K.

	As of and for the Years Ended December 31,
	2011(1)		2010(1)	2009	2008		2007
	(Dollars in thousands, except per share data)
Income Statement Data:
Interest income	$371,908		$384,537	$409,614	$347,878		$340,608
Interest expense	45,240		66,389	102,513	120,149		140,173

Net interest income	326,668		318,148	307,101	227,729		200,435
Provision for credit losses	5,200		13,585	28,775	9,867		760

Net interest income after provision for credit losses	321,468		304,563	278,326	217,862		199,675
Noninterest income	56,043		53,833	60,097	52,370		52,923
Noninterest expense	163,745		166,594	169,700	143,796		126,843

Income before taxes	213,766		191,802	168,723	126,436		125,755
Provision for income taxes	72,017		64,094	56,844	41,929		41,604

Net income	$141,749		$127,708	$111,879	$84,507	(2)	$84,151	(2)

Per Share Data:
Basic earnings per share	$3.03		$2.74	$2.42	$1.87	(2)	$1.96	(2)
Diluted earnings per share	3.01		2.73	2.41	1.86	(2)	1.94	(2)
Book value per share	33.41		31.11	29.03	27.24		25.51
Cash dividends declared	0.72		0.64	0.57	0.51		0.46
Dividend payout ratio	23.80%		23.37%	23.45%	27.66%		24.15%
Weighted average shares outstanding (basic) (in thousands)	46,846		46,621	46,177	45,300		42,928
Weighted average shares outstanding (diluted) (in thousands)	47,017		46,832	46,354	45,479		43,310
Shares outstanding at end of period (in thousands)	46,910		46,684	46,541	46,080		44,188

Balance Sheet Data (at period end):
Total assets	$9,822,671		$9,476,572	$8,850,400	$9,072,364		$6,372,343
Securities	4,658,936		4,617,116	4,118,290	4,160,401		1,857,606
Loans	3,765,906		3,485,023	3,376,703	3,567,057		3,142,971
Allowance for credit losses	51,594		51,584	51,863	36,970		32,543
Total goodwill and intangibles	945,533		953,034	912,372	912,850		799,978
Other real estate owned	8,328		11,053	7,829	4,450		10,207
Total deposits	8,060,254		7,454,920	7,258,550	7,303,297		4,966,407
Borrowings and notes payable	12,790		374,433	98,736	325,412		116,047
Junior subordinated debentures	85,055	(3)	92,265	92,265	92,265		112,885
Total shareholders’ equity	1,567,265		1,452,339	1,351,245	1,255,106		1,127,431

(Table continued on next page)

	As of and for the Years Ended December 31,
	2011(1)	2010(1)	2009	2008		2007
	(Dollars in thousands, except per share data)
Average Balance Sheet Data:
Total assets	$9,628,884	$9,278,380	$8,851,694	$7,025,418		$6,094,064
Securities	4,625,833	4,508,918	4,052,989	2,409,758		1,849,613
Loans	3,648,701	3,394,502	3,455,761	3,250,447		3,092,797
Allowance for credit losses	51,871	52,151	42,279	33,004		34,705
Total goodwill and intangibles	949,273	940,080	914,384	842,580		759,733
Total deposits	7,751,196	7,532,739	7,212,015	5,471,441		4,727,519
Junior subordinated debentures	86,557	92,265	92,265	99,998		124,613
Total shareholders’ equity	1,513,749	1,406,159	1,304,749	1,192,293		1,039,955

Performance Ratios:
Return on average assets	1.47%	1.38%	1.26%	1.20	%(4)	1.38	%(5)
Return on average equity	9.36	9.08	8.57	7.09	(4)	8.09	(5)
Net interest margin (tax equivalent)	3.98	4.04	4.08	3.96		4.06
Efficiency ratio(6)	42.76	44.83	46.27	46.51		46.19

Asset Quality Ratios(7):
Nonperforming assets to total loans and other real estate	0.32%	0.45%	0.48%	0.40%		0.49%
Net charge-offs to average loans	0.14	0.41	0.40	0.23		0.18
Allowance for credit losses to total loans	1.37	1.48	1.54	1.04		1.04
Allowance for credit losses to nonperforming loans(8)	1,442.0	1,114.6	616.6	379.7		634.7

Capital Ratios(7):
Leverage ratio	7.89%	6.87%	6.47%	5.68%		8.09%
Average shareholders’ equity to average total assets	15.72	15.16	14.74	16.97		17.07
Tier 1 risk-based capital ratio	15.90	13.64	12.61	10.27		13.13
Total risk-based capital ratio	17.09	14.87	13.86	11.17		14.11

(1)	The Company completed no acquisitions during the twelve months ended December 31, 2011 and completed the acquisition of three branches of U.S Bank on March 29, 2010 and the acquisition of nineteen branches of First Bank on April 30, 2010.
(2)	Net income for the year ended December 31, 2008 includes a $14.0 million pre-tax, or $9.1 million after-tax, impairment charge on write-down of securities which resulted in a decrease of basic and diluted earnings per share of $0.20 for the year ended December 31, 2008. Net income for the year ended December 31, 2007 includes a $10.0 million pre-tax, or $6.5 million after-tax, impairment charge on write-down of securities, which resulted in a decrease of basic and diluted earnings per share of $0.15 for the year ended December 31, 2007.
(3)	Consists of $15.5 million of junior subordinated debentures of Prosperity Statutory Trust II due July 31, 2031, $12.9 million of junior subordinated debentures of Prosperity Statutory Trust III due September 17, 2033, $12.9 million of junior subordinated debentures of Prosperity Statutory Trust IV due December 30, 2033, $10.3 million of junior subordinated debentures of SNB Capital Trust IV due September 25, 2033 (assumed by the Company on April 1, 2006), $5.2 million of junior subordinated debentures of TXUI Statutory Trust II due December 19, 2033 (assumed by the Company on January 3l, 2007), $16.0 million of junior subordinated debentures of TXUI Statutory Trust III due December 15, 2035 (assumed by the Company on January 3l, 2007) and $12.4 million of junior subordinated debentures of TXUI Statutory Trust IV due June 30, 2036 (assumed by the Company on January 3l, 2007).
(4)	Includes a $14.0 million pre-tax, or $9.1 million after-tax, impairment charge on write-down of securities, which resulted in a decrease of return on average assets of 13 basis points and a decrease of return on average equity of 76 basis points for the year ended December 31, 2008.

(5)	Includes a $10.0 million pre-tax, or $6.5 million after-tax, impairment charge on write-down of securities, which resulted in a decrease of return on average assets of 11 basis points and a decrease of return on average equity of 63 basis points for the year ended December 31, 2007.
(6)	Calculated by dividing total noninterest expense, excluding credit loss provisions and impairment write-down on securities, by net interest income plus noninterest income, excluding net gains and losses on the sale of securities and assets. Additionally, taxes are not part of this calculation.
(7)	At period end, except for net charge-offs to average loans and average shareholders’ equity to average total assets, which is for periods ended at such dates.
(8)	Nonperforming loans consist of nonaccrual loans, loans contractually past due 90 days or more, restructured loans and any other loan management deems to be nonperforming.

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

For the Years Ended December 31, 2011, 2010 and 2009

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

Net income was $141.7 million, $127.7 million and $111.9 million for the years ended December 31, 2011, 2010 and 2009, respectively, and diluted earnings per share were $3.01, $2.73 and $2.41, respectively, for these same periods. The change in net income during both 2011 and 2010 was principally due to an increase in net interest income resulting from balance sheet growth from acquisitions, including the acquisition of three (3) branches of U.S. Bank and the acquisition of nineteen (19) branches of First Bank in 2010. Net income growth during 2009 resulted principally from an increase in net interest income. The Company posted returns on average assets of 1.47%, 1.38% and 1.26% and returns on average equity of 9.36%, 9.08% and 8.57% for the years ended December 31, 2011, 2010 and 2009, respectively. The Company’s efficiency ratio was 42.76% in 2011, 44.83% in 2010 and 46.27% in 2009. The efficiency ratio is calculated by dividing total noninterest expense (excluding credit loss provisions and impairment write-down on securities) by net interest income plus noninterest income (excluding net gains and losses on the sale of securities and assets). Additionally, taxes are not part of this calculation.

Total assets at December 31, 2011 and 2010 were $9.823 billion and $9.477 billion, respectively. Total deposits at December 31, 2011 and 2010 were $8.060 billion and $7.455 billion, respectively. Total loans were $3.766 billion at December 31, 2011, an increase of $280.9 million or 8.1% compared with $3.485 billion at December 31, 2010. At December 31, 2011, the Company had $3.6 million in nonperforming loans and its allowance for credit losses was $51.6 million compared with $4.6 million in nonperforming loans and an allowance for credit losses of $51.6 million at December 31, 2010. Shareholders’ equity was $1.567 billion and $1.452 billion at December 31, 2011 and 2010, respectively.

Recent Developments

Pending Acquisition of American State Financial Corporation—On February 27, 2012, the Company announced the signing of a definitive agreement to acquire American State Financial Corporation and its wholly owned subsidiary, American State Bank (“ASB”), through the merger of American State Financial with and into the Company. ASB operates thirty-seven (37) banking offices in eighteen (18) counties across West Texas. As of December 31, 2011, American State Financial, on a consolidated basis, reported total assets of $3.08 billion, total loans of $1.21 billion and total deposits of $2.46 billion. Under the terms of the definitive agreement, the Company will issue up to 8,525,000 shares of its common stock plus $178.5 million in cash for all outstanding shares of American State Financial capital stock, subject to certain conditions and potential adjustment.

The merger has been approved by the Boards of Directors of both companies and is expected to close during the third quarter of 2012, although delays may occur. The transaction is subject to certain conditions, including the approval by American State Financial’s shareholders and customary regulatory approvals. Operational integration is anticipated to begin during the third quarter of 2012.

Pending Acquisition of The Bank Arlington—On January 19, 2012, the Company entered into a definitive agreement to acquire The Bank Arlington. The Bank Arlington operates one (1) banking office in Arlington, Texas, in the Dallas/Fort Worth CMSA.

Under the terms of the definitive agreement, the Company will issue up to 138,600 shares of Company common stock for all outstanding shares of The Bank Arlington capital stock, subject to certain conditions and potential adjustments. The transaction is expected to close during the second quarter of 2012, although delays could occur.

Pending Acquisition of East Texas Financial Services, Inc.—On December 8, 2011, the Company entered into a definitive agreement to acquire East Texas Financial Services, Inc. (OTC BB: FFBT) and its wholly-owned subsidiary, First Federal Bank Texas (“Firstbank”). Firstbank operates four (4) banking offices in the Tyler MSA, including three (3) locations in Tyler, Texas and one (1) location in Gilmer, Texas.

Under the terms of the definitive agreement, the Company will issue up to 531,000 shares of Company common stock for all outstanding shares of East Texas Financial Services capital stock, subject to certain conditions and potential adjustments. The transaction is expected to close during the second quarter of 2012, although delays could occur.

Acquisition of Texas Bankers, Inc.—On January 1, 2012, the Company completed the previously announced acquisition of Texas Bankers, Inc. and its wholly-owned subsidiary, Bank of Texas, Austin, Texas. The three (3) Bank of Texas banking offices in the Austin, Texas CMSA consist of a location in Rollingwood, which upon operational integration will be consolidated with the Company’s Westlake location and remain in Bank of Texas’ Rollingwood banking office; one banking center in downtown Austin, which upon operational integration will be consolidated into the Company’s downtown Austin location; and another banking center in Thorndale.

Under the terms of the agreement, the Company issued 314,953 shares of Company common stock for all outstanding shares of Texas Bankers capital stock, which resulted in a premium of $5.2 million.

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

Goodwill and Intangible Assets—Goodwill and intangible assets that have indefinite useful lives are subject to an impairment test at least annually, or more often, if events or circumstances indicate that it is more likely than not that the fair value of Prosperity Bank, the Company’s only reporting unit with assigned goodwill, is below the carrying value of its equity. Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of the Company’s reporting unit compared with its carrying value. If the carrying amount exceeds the fair value of the reporting unit, a second test is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment. The Company estimated the fair value of its reporting unit through several valuation techniques that consider, among other things, the historical and current financial position and results of operations of the Company, general economic and market conditions and exit prices for recent market transactions. The Company had no intangible assets with indefinite useful lives at December 31, 2011. Other identifiable intangible assets that are subject to amortization are amortized on an accelerated basis over the years expected to be benefited, which the Company believes is between eight and ten years. These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value to carrying value. Based on the Company’s annual goodwill impairment test as of September 30, 2011, management does not believe any of its goodwill is impaired as of December 31, 2011 because the fair value of the Company’s equity exceeded its carrying value. While the Company believes no impairment existed at December 31, 2011 under accounting standards applicable at that date, different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation and financial condition or future results of operations.

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

Other-Than-Temporarily Impaired Securities—When the fair value of a security is below its amortized cost, and depending on the length of time the condition exists and the extent the fair market value is below amortized cost, additional analysis is performed to determine whether an impairment exists. Available for sale and held to maturity securities are analyzed quarterly for possible other-than-temporary impairment. The analysis considers (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, (iii) whether the market decline was affected by macroeconomic conditions, and (iv) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. Often, the information available to conduct these assessments is limited and rapidly changing, making estimates of fair value subject to judgment. If actual information or conditions are different than estimated, the extent of the impairment of the security may be different than previously estimated, which could have a material effect on the Company’s results of operations and financial condition.

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

2011 versus 2010. Net interest income before the provision for credit losses for the year ended December 31, 2011 was $326.7 million compared with $318.1 million for the year ended December 31, 2010, an increase of $8.5 million or 2.7%. The improvement in net interest income for 2011 was principally due to a $349.0 million or 4.4% increase in average interest-earning assets to $8.301 billion at December 31, 2011 compared with $7.952 billion at December 31, 2010. The average rate paid on interest-bearing liabilities decreased 34 basis points from 1.06% for the year ended December 31, 2010 to 0.72% for the year ended December 31, 2011 and the average yield on interest-earning assets decreased 36 basis points from 4.84% at December 31, 2010 to 4.48% at December 31, 2011. At December 31, 2011, period end demand deposits represented an important component of funding and were 24.5% of total period end deposits compared with 22.4% at December 31, 2010.

Net interest margin on a tax equivalent basis, defined as net interest income divided by average interest-earning assets, for 2011 was 3.98%, a decrease of 6 basis points compared with 4.04% for 2010.

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

	Years Ended December 31,
	2011			2010			2009
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$3,648,701	$214,273	5.87%	$3,394,502	$209,711	6.18%	$3,455,761	$219,320	6.35%
Securities(1)	4,625,833	157,580	3.41	4,508,918	174,707	3.87	4,052,989	190,106	4.69
Federal funds sold and other temporary investments	26,879	55	0.20	48,944	119	0.24	77,328	188	0.24

Total interest-earning assets	8,301,413	371,908	4.48%	7,952,364	384,537	4.84%	7,586,078	409,614	5.40%

Less allowance for credit losses	(51,871)			(52,151)			(42,279)

Total interest-earning assets, net of allowance	8,249,542			7,900,213			7,543,799
Noninterest-earning assets	1,379,342			1,378,167			1,307,895

Total assets	$9,628,884			$9,278,380			$8,851,694

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,393,501	$7,416	0.53%	$1,336,400	$8,994	0.67%	$1,082,332	$8,587	0.79%
Savings and money market accounts	2,421,735	11,836	0.49	2,189,695	15,159	0.69	1,910,721	19,405	1.02
Certificates of deposit	2,135,858	21,723	1.02	2,438,968	37,356	1.53	2,730,263	67,842	2.48
Junior subordinated debentures	86,557	2,984	3.45	92,265	3,250	3.52	92,265	3,760	4.08
Securities sold under repurchase agreements	68,049	369	0.54	81,623	595	0.73	93,625	1,166	1.25
Other borrowings	152,716	912	0.60	109,260	1,035	0.95	75,747	1,753	2.31

Total interest-bearing liabilities	6,258,416	45,240	0.72%	6,248,211	66,389	1.06%	5,984,953	102,513	1.71%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	1,800,102			1,567,676			1,488,699
Other liabilities	56,617			56,334			73,293

Total liabilities	8,115,135			7,872,221			7,546,945

Shareholders’ equity	1,513,749			1,406,159			1,304,749

Total liabilities and shareholders’ equity	$9,628,884			$9,278,380			$8,851,694

Net interest rate spread			3.76%			3.78%			3.69%
Net interest income and margin(2)		$326,668	3.94%		$318,148	4.00%		$307,101	4.05%

Net interest income and margin (tax-equivalent basis)(3)		$330,282	3.98%		$321,049	4.04%		$309,866	4.08%

(1)	Yield is based on amortized cost and does not include any component of unrealized gains or losses.
(2)	The net interest margin is equal to net interest income divided by average interest-earning assets.
(3)	In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35% for the years ended December 31, 2011, 2010 and 2009 and other applicable effective tax rates.

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

	Years Ended December 31,
	2011 vs. 2010			2010 vs. 2009
	Increase (Decrease) Due to Change in		Total	Increase (Decrease) Due to Change in		Total
	Volume	Rate		Volume	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$15,704	$(11,142)	$4,562	$(3,888)	$(5,721)	$(9,609)
Securities	4,530	(21,657)	(17,127)	21,385	(36,784)	(15,399)
Federal funds sold and other temporary investments	(54)	(10)	(64)	(69)	—	(69)

Total increase (decrease) in interest income	20,180	(32,809)	(12,629)	17,428	(42,505)	(25,077)

Interest-bearing liabilities:
Interest-bearing demand deposits	384	(1,962)	(1,578)	2,016	(1,609)	407
Savings and money market accounts	1,606	(4,929)	(3,323)	2,833	(7,079)	(4,246)
Certificates of deposit	(4,643)	(10,990)	(15,633)	(7,238)	(23,248)	(30,486)
Junior subordinated debentures	(201)	(65)	(266)	—	(510)	(510)
Securities sold under repurchase agreements	(99)	(127)	(226)	(149)	(422)	(571)
Other borrowings	412	(535)	(123)	776	(1,494)	(718)

Total decrease in interest expense	(2,541)	(18,608)	(21,149)	(1,762)	(34,362)	(36,124)

Increase (decrease) in net interest income	$22,721	$(14,201)	$8,520	$19,190	$(8,143)	$11,047

Provision for Credit Losses

The Company’s provision for credit losses is established through charges to income in the form of the provision in order to bring the Company’s allowance for credit losses to a level deemed appropriate by management based on the factors discussed under “Financial Condition—Allowance for Credit Losses.” The allowance for credit losses at December 31, 2011 was $51.6 million, representing 1.37% of outstanding loans as of such date. The provision for credit losses for the year ended December 31, 2011 was $5.2 million compared with $13.6 million for the year ended December 31, 2010. Net charge-offs for each of the years ended December 31, 2011 and 2010 were $5.2 million and $13.9 million, respectively. The provision for credit losses for the year ended December 31, 2010 was $13.6 million compared with $28.8 million for the year ended December 31, 2009. Net charge-offs for the year ended December 31, 2009 were $13.9 million.

Noninterest Income

The Company’s primary sources of recurring noninterest income are NSF fees, debit and ATM card income and service charges on deposit accounts. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method. For the year ended December 31, 2011, noninterest income totaled $56.0 million, an increase of $2.2 million or 4.1% compared with $53.8 million in 2010. The increase was primarily due to an increase in debit card and ATM card income and a reduction in net losses on sale of other real estate, partially offset by a decrease in NSF fees. Noninterest income for 2010 was $53.8 million, a decrease of $6.3 million or 10.4% compared with $60.1 million in 2009.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Years Ended December 31,
	2011		2010		2009
	(Dollars in thousands)
Non-sufficient Funds (NSF) fees	$24,442		$27,580		$31,094
Debit card and ATM card income	15,391		12,581		10,795
Service charges on deposit accounts	9,981		10,089		9,853
Banking related service fees	2,184		2,166		2,009
Bank Owned Life Insurance income (BOLI)	1,382		1,658		1,344
Net (losses) gains on sales of assets	(527	)(1)	(3,860	)(2)	839	(3)
Net losses on sale of securities	(581)		—		—
Other	3,771		3,619		4,163

Total noninterest income	$56,043		$53,833		$60,097

(1)	Includes net losses on the sale of various other real estate properties of $904,000 and gains on the sale of real estate.
(2)	Includes net losses on the sale of various other real estate properties of $4.3 million and gains on the sale of real estate.
(3)	Includes net gains on the sale of various other real estate properties of $417,000 and gains on the sale of real estate.

Noninterest Expense

For the year ended December 31, 2011, noninterest expense totaled $163.7 million, a decrease of $2.8 million or 1.7% compared with $166.6 million for the same period in 2010. This decrease was principally due to reductions in FDIC assessments, reductions in ORE expenses and a decrease in core deposit intangibles amortization. For the year ended December 31, 2010, noninterest expense totaled $166.6 million, a decrease of $3.1 million or 1.8% compared with $169.7 million for the same period in 2009. This decrease was principally due to reductions in FDIC assessments and a decrease in core deposit intangibles amortization, partially offset by increases in salaries and employee benefits. These items and other changes in the various components of noninterest expense are discussed in more detail below.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Years Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Salaries and employee benefits(1)	$92,057	$86,980	$84,395
Non-staff expenses:
Net occupancy	14,634	15,153	14,910
Depreciation	8,150	8,313	8,226
Debit card, data processing and software amortization	6,823	6,222	6,449
Regulatory assessments and FDIC insurance	8,901	11,039	13,662
Ad valorem and franchise taxes	3,823	3,947	3,561
Core deposit intangibles amortization	7,780	9,016	10,076
Communications(2)	6,946	7,781	8,466
Other real estate	1,501	3,483	3,205
Professional fees	2,598	3,099	4,419
Printing and supplies	1,807	1,951	2,250
Other	8,725	9,610	10,081

Total noninterest expense	$163,745	$166,594	$169,700

(1)	Total salaries and employee benefits includes $3.6 million, $3.0 million and $1.5 million in 2011, 2010 and 2009, respectively, in stock-based compensation expense.
(2)	Communications expense includes telephone, data circuits, postage and courier expenses.

Salaries and Employee Benefits. Salaries and employee benefits increased $5.1 million to $92.1 million at December 31, 2011 compared with $87.0 million at December 31, 2010 primarily due to the full year effect of the U.S. Bank and First Bank acquisitions and increases in incentive pay. The number of associates employed by the Company decreased from 1,708 at December 31, 2010 to 1,664 at December 31, 2011. Salaries and employee benefits increased $2.6 million to $87.0 million at December 31, 2010 compared with $84.4 million at December 31, 2009 primarily due to the U.S. Bank and First Bank acquisitions. The number of associates employed by the Company increased from 1,594 at December 31, 2009 to 1,708 at December 31, 2010. Total noninterest expense for the year ended December 31, 2011 includes $3.6 million in stock-based compensation expense compared with $3.0 million and $1.5 million recorded for each of the years ended December 31, 2010 and 2009, respectively.

Regulatory Assessments and FDIC Insurance. Regulatory assessments and FDIC insurance assessments were $8.9 million for the year ended December 31, 2011 compared with $11.0 million and $13.7 million for the years ended December 31, 2010 and 2009. This was a decrease of $2.1 million or 19.4% in 2011. Regulatory assessments and FDIC insurance assessments decreased $2.6 million or 19.2% from $13.7 million for the year ended December 31, 2009 to $11.0 million for the year ended December 31, 2010. In 2009, the FDIC assessments of $13.7 million were due to higher FDIC assessment rates and an increase in the amount of the Company’s deposits in connection with its 2008 acquisitions and a one-time special assessment of $4.2 million in the second quarter of 2009. On February 7, 2011, the FDIC approved a final rule that amends its existing DIF restoration plan and implements certain provisions of the Dodd-Frank Act. Effective April 1, 2011 the assessment base is determined using average consolidated total assets minus average tangible equity rather than the assessment base of adjusted domestic deposits and the assessments rates were lowered to account for the larger assessment base. Additional information is discussed under the section captioned “Supervision and Regulation—The Bank—Deposit Insurance Assessments” in Part I, Item 1 of this Annual Report on Form 10-K.

Core Deposit Intangibles Amortization. Core deposit intangibles (“CDI”) amortization decreased $1.2 million or 13.7% from $9.0 million for the year ended December 31, 2010 to $7.8 million for the year ended December 31, 2011. The decrease was primarily attributed to certain CDI that fully amortized in 2011. CDI amortization decreased $1.1 million or 10.5% from $10.1 million for the year December 31, 2009 to $9.0 million for the year ended December 31, 2010. The decrease was primarily attributed to certain CDI that fully amortized in 2010. Core deposit intangibles are being amortized on an accelerated basis over an estimated life of eight to ten years.

Other real estate. Other real estate expense decreased $2.0 million or 56.9% from $3.5 million for the year ended December 31, 2010 to $1.5 million for the year ended December 31, 2011. The decrease was primarily due to reduced ORE property recorded by the Company. Other real estate expense increased $278,000 or 8.7% from $3.2 million for the year ended December 31, 2009 to $3.5 million for the year ended December 31, 2010.

Efficiency Ratio. The efficiency ratio is a supplemental financial measure utilized in management’s internal evaluation of the Company and is not defined under generally accepted accounting principles. The efficiency ratio is calculated by dividing total noninterest expense, excluding credit loss provisions and impairment write-down on available for sale securities, by net interest income plus noninterest income, excluding net gains and losses on the sale of securities and on the sale of assets. Taxes are not part of this calculation. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources. The Company’s efficiency ratio was 42.76% for the year ended December 31, 2011, compared with 44.83% for the year ended December 31, 2010. The Company’s efficiency ratio was 46.27% for the year ended December 31, 2009.

Income Taxes

The amount of federal income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income, the amount of nondeductible interest expense and the amount of other nondeductible expenses. For the year ended December 31, 2011, income tax expense was $72.0 million compared with $64.1 million for the year ended December 31, 2010 and $56.8 million for the year ended December 31, 2009. The increases were primarily attributable to higher pretax net earnings which resulted primarily from an increase in net interest income for the year ended December 31, 2011 compared with the same period in 2010 and 2009. The effective tax rate for the years ended December 31, 2011, 2010 and 2009 was 33.7%, 33.4% and 33.7%, respectively. The effective income tax rates differed from the U.S. statutory rate of 35% during the comparable periods primarily due to the effect of tax-exempt income from loans and securities.

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

Financial Condition

Loan Portfolio

At December 31, 2011, total loans were $3.766 billion, an increase of $280.9 million or 8.1% compared with $3.485 billion at December 31, 2010. The increase was due to internal growth. At December 31, 2011, total loans were 46.7% of deposits and 38.3% of total assets. At December 31, 2010, total loans were $3.485 billion, an increase of $108.3 million or 3.2% compared with $3.377 billion at December 31, 2009. The increase was primarily attributable to U.S. Bank and First Bank acquisitions which added $28.4 million and $54.0 million in loans at December 31, 2010, respectively. At December 31, 2010, total loans were 46.7% of deposits and 36.8% of total assets.

The following table summarizes the Company’s loan portfolio by type of loan as of the dates indicated:

	December 31,
	2011		2010		2009		2008		2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$406,433	10.8%	$409,426	11.7%	$392,975	11.6%	$482,476	13.5%	$436,338	13.9%
Real estate:
Construction and land development	482,140	12.8	502,327	14.4	557,245	16.5	666,081	18.7	683,171	21.7
1-4 family residential	1,007,266	26.7	824,057	23.7	709,101	21.0	668,097	18.7	526,338	16.7
Home equity	146,999	3.9	118,781	3.4	117,661	3.5	107,048	3.0	93,877	3.0
Commercial mortgage(1)	1,351,986	35.9	1,288,023	37.0	1,261,267	37.4	1,268,340	35.6	1,075,285	34.3
Farmland	136,008	3.6	98,871	2.8	93,288	2.8	96,970	2.7	63,873	2.0
Multifamily residential	89,240	2.4	82,626	2.4	77,952	2.3	75,063	2.1	73,424	2.3
Agriculture	34,226	0.9	41,881	1.2	42,241	1.3	48,679	1.3	50,146	1.6
Consumer (net of unearned discount)	78,187	2.1	87,977	2.5	102,436	3.0	137,639	3.9	123,213	3.9
Other	33,421	0.9	31,054	0.9	22,537	0.6	16,664	0.5	17,306	0.6

Total loans(2)	$3,765,906	100.0%	$3,485,023	100.0%	$3,376,703	100.0%	$3,567,057	100.0%	$3,142,971	100.0%

(1)	Commercial mortgage loans include approximately $602.8 million and $641.8 million of owner-occupied loans for the years ended December 31, 2011 and 2010, respectively.
(2)	Includes loans held for sale for in 2008 and 2007.

The Company’s commercial mortgages increased from $1.288 billion at December 31, 2010 to $1.352 billion at December 31, 2011, an increase of $64.0 million or 5.0%. The Company’s commercial and industrial loans decreased from $409.4 million at December 31, 2010 to $406.4 million at December 31, 2011, a decrease of $3.0 million or 0.7%. The Company offers a variety of commercial lending products including term loans and lines of credit. The Company offers a broad range of short to medium-term commercial loans, primarily collateralized, to businesses for working capital (including inventory and receivables), business expansion (including acquisitions of real estate and improvements) and the purchase of equipment and machinery. Historically, the Company has originated loans for its own account and has not securitized its loans. The purpose of a particular loan generally determines its structure. All loans in the 1-4 family residential category were originated by the Company.

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

The contractual maturity ranges of the 1-4 family residential, home equity, commercial and industrial, commercial mortgage, construction and land development and agriculture portfolios and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of December 31, 2011 are summarized in the following table:

	December 31, 2011
	One Year or Less	After One Through Five Years	After Five Years	Total
	(Dollars in thousands)
1-4 family residential and home equity	$9,490	$43,819	$1,100,956	$1,154,265
Commercial and industrial	154,649	144,070	107,714	406,433
Commercial mortgages	30,714	97,811	1,223,461	1,351,986
Construction and land development	93,174	55,445	333,521	482,140
Agriculture	22,946	10,992	288	34,226

Total	$310,973	$352,137	$2,765,940	$3,429,050

Loans with a predetermined interest rate	$92,662	$199,524	$1,189,365	$1,481,551
Loans with a floating interest rate	218,311	152,613	1,576,575	1,947,499

Total	$310,973	$352,137	$2,765,940	$3,429,050

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

As part of the on-going monitoring of the Company’s loan portfolio and the methodology for calculating the allowance for credit losses, management grades each loan from 1 to 7. Depending on the grade, loans in the same grade are aggregated and a loss factor is applied to the total loans in the group to determine the allowance for credit losses. For certain loans in risk grades 5 to 7, a specific reserve may be taken.

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

The Company’s conservative lending approach has resulted in sound asset quality. The Company had $12.1 million in nonperforming assets at December 31, 2011 compared with $15.8 million at December 31, 2010 and $16.4 million at December 31, 2009. The nonperforming assets at December 31, 2011 consisted of ninety-nine (99) separate credits or ORE properties. If interest on nonaccrual loans had been accrued under the original loan terms, approximately $253,000, $701,000 and $434,000 would have been recorded as income for the years ended December 31, 2011, 2010 and 2009, respectively.

The following table presents information regarding past due loans and nonperforming assets at the dates indicated:

	December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Nonaccrual loans	$3,578	$4,439	$6,079	$2,142	$1,035
Accruing loans 90 or more days past due	—	189	2,332	7,594	4,092

Total nonperforming loans	3,578	4,628	8,411	9,736	5,127
Repossessed assets	146	161	116	182	56
Other real estate	8,328	11,053	7,829	4,450	10,207

Total nonperforming assets	$12,052	$15,842	$16,356	$14,368	$15,390

Nonperforming assets to total loans and other real estate	0.32%	0.45%	0.48%	0.40%	0.49%
Nonperforming assets to average earning assets	0.15%	0.20%	0.22%	0.25%	0.31%

Allowance for Credit Losses

The following table presents, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Average loans outstanding	$3,648,701	$3,394,502	$3,455,761	$3,250,447	$3,092,797

Gross loans outstanding at end of period	$3,765,906	$3,485,023	$3,376,703	$3,567,057	$3,142,971

Allowance for credit losses at beginning of period	$51,584	$51,863	$36,970	$32,543	$23,990
Balance acquired with acquisitions	—	—	—	2,182	13,386
Provision for credit losses	5,200	13,585	28,775	9,867	760
Charge-offs:
Commercial and industrial	(1,694)	(2,863)	(3,816)	(2,799)	(1,045)
Real estate and agriculture	(3,927)	(10,549)	(8,585)	(3,650)	(4,143)
Consumer	(1,229)	(2,071)	(2,998)	(2,733)	(2,974)
Recoveries:
Commercial and industrial	481	346	275	308	1,175
Real estate and agriculture	472	444	236	220	208
Consumer	707	829	1,006	1,032	1,186

Net charge-offs	(5,190)	(13,864)	(13,882)	(7,622)	(5,593)

Allowance for credit losses at end of period	$51,594	$51,584	$51,863	$36,970	$32,543

Ratio of allowance to end of period loans	1.37%	1.48%	1.54%	1.04%	1.04%
Ratio of net charge-offs to average loans	0.14	0.41	0.40	0.23	0.18
Ratio of allowance to end of period nonperforming loans	1,442.0	1,114.6	616.6	379.7	634.7

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

In setting the specific valuation allowance, the Company follows a loan review program to evaluate the credit risk in the loan portfolio and assigns risk grades to each loan. Through this loan review process, the Company maintains an internal list of impaired loans which, along with the delinquency list of loans, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for credit losses. All loans that have been identified as impaired are reviewed on a quarterly basis in order to determine whether a specific reserve is required. For certain impaired loans, the Company allocates a specific loan loss reserve primarily based on the value of the collateral securing the impaired loan in accordance with ASC Topic 310. The specific reserves are determined on an individual loan basis. Loans for which specific reserves are provided are excluded from the general valuation allowance described below.

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

At December 31, 2011, the allowance for credit losses totaled $51.6 million, or 1.37% of total loans. At December 31, 2010, the allowance aggregated $51.6 million or 1.48% of total loans and at December 31, 2009, the allowance was $51.9 million or 1.54% of total loans.

The following tables show the allocation of the allowance for credit losses among various categories of loans and certain other information as of the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any loan category.

	December 31,
	2011		2010
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars in thousands)
Balance of allowance for credit losses applicable to:
Commercial and industrial	$3,826	10.8%	$3,891	11.7%
Real estate	46,587	85.3	46,446	83.7
Agriculture	123	0.9	92	1.2
Consumer and other	1,058	3.0	1,155	3.4

Total allowance for credit losses	$51,594	100.0%	$51,584	100.0%

	December 31,
	2009		2008		2007
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars in thousands)
Balance of allowance for credit losses applicable to:
Commercial and industrial	$5,107	11.6%	$6,159	13.5%	$4,790	13.9%
Real estate	44,799	83.4	27,953	80.8	22,505	80.0
Agriculture	221	1.3	313	1.3	506	1.6
Consumer and other	1,736	3.7	2,545	4.4	2,153	4.5
Unallocated	—	—	—	—	2,589	—

Total allowance for credit losses	$51,863	100.0%	$36,970	100.0%	$32,543	100.0%

The Company believes that the allowance for credit losses at December 31, 2011 is adequate to cover estimated losses in the loan portfolio as of such date. There can be no assurance, however, that the Company will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at December 31, 2011.

Securities

The Company uses its securities portfolio as a source of income, as a source of liquidity for cash requirements and to manage interest rate risk. At December 31, 2011, the carrying amount of investment securities totaled $4.659 billion, an increase of $41.8 million or 0.9% compared with $4.617 billion at December 31, 2010. At December 31, 2011, securities represented 47.4% of total assets compared with 48.7% of total assets at December 31, 2010.

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

The following table summarizes the amortized cost of securities as of the dates shown (available-for-sale securities are not adjusted for unrealized gains or losses):

	December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$8,696	$10,996	$41,715	$151,147	$229,119
70% non-taxable preferred stock	—	—	—	—	14,025
States and political subdivisions	74,974	76,031	82,174	84,569	87,517
Corporate debt securities	2,990	2,984	3,227	3,221	3,215
Collateralized mortgage obligations	282,565	444,827	296,923	179,389	223,952
Mortgage-backed securities	4,248,796	4,032,084	3,640,208	3,711,629	1,282,338
Qualified Zone Academy Bond (QZAB)(1) and Qualified School Construction Bonds (QSCB)	12,900	20,900	20,900	8,000	8,000
Other	7,288	7,288	7,288	7,288	7,260

Total	$4,638,209	$4,595,110	$4,092,435	$4,145,243	$1,855,426

(1)	The Qualified Zone Academy Bond with an amortized cost of $8.0 million, matured in December 2011.

The following table summarizes the contractual maturity of securities and their weighted average yields as of December 31, 2011. The contractual maturity of a mortgage-backed security is the date at which the last underlying mortgage matures. Available-for-sale securities are shown at fair value and held-to-maturity securities are shown at amortized cost. Other securities are included in the corporate debt securities category. For purposes of the table below, tax-exempt states and political subdivisions are calculated on a tax equivalent basis. The QZAB and QSCB bonds are not calculated on a tax equivalent basis and the bonds generate tax credits as follows: QZAB at 7.18% and the two QSCB at 6.11% and 5.95%. The tax credits are shown as a reduction to federal income tax expense.

	December 31, 2011
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$4,981	5.11%	$3,715	5.15%	$—	—	$—	—	$8,696	5.13%
States and political subdivisions	2,085	6.78	9,383	6.13	35,341	6.18%	30,181	6.18%	76,990	6.19
Corporate debt securities and other	7,656	3.41	3,113	7.64	—	—	—	—	10,769	5.39
Collateralized mortgage obligations	—	—	3,334	4.57	103,108	3.25	176,101	2.74	282,543	2.95
Mortgage-backed securities	77	4.91	74,492	4.33	2,510,671	3.29	1,681,798	3.36	4,267,038	3.33
Qualified School Construction Bonds (QSCB)	—	—	—	—	—	—	12,900	1.58	12,900	1.58

Total	$14,799	4.46%	$94,037	4.66%	$2,649,120	3.32%	$1,900,980	3.33%	$4,658,936	3.41%

The contractual maturity of mortgage-backed securities and collateralized mortgage obligations is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities monthly pay downs cause the average lives of the securities to be much different than their stated lives. The weighted average life of the Company’s complete portfolio is 2.6 years with an effective duration of 2.5 years at December 31, 2011.

At December 31, 2011 and 2010, the Company did not own securities of any one issuer (other than the U.S. government and its agencies) for which aggregate adjusted cost exceeded 10% of the consolidated shareholders’ equity at such respective dates.

The average yield of the securities portfolio was 3.41% in 2011 compared with 3.87% in 2010 and 4.69% in 2009. Both decreases in yields were primarily due to the Company reinvesting funds at lower rates in 2011 and 2010 compared to 2010 and 2009, respectively. The overall growth in the average securities portfolio over the comparable periods was primarily funded by deposit growth.

The following table summarizes the carrying value by classification of securities as of the dates shown:

	December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Available-for-sale	$322,316	$428,553	$599,503	$817,244	$260,444
Held-to-maturity	4,336,620	4,188,563	3,518,787	3,343,157	1,597,162

Total	$4,658,936	$4,617,116	$4,118,290	$4,160,401	$1,857,606

The following tables present the amortized cost and fair value of securities classified as available-for-sale at December 31, 2011, 2010 and 2009:

	December 31, 2011				December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)				(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$—	$—	$—	$—	$—	$—	$—	$—
States and political subdivisions	37,060	2,022	(6)	39,076	39,637	1,155	(278)	40,514
Collateralized mortgage obligations	786	—	(21)	765	967	—	(24)	943
Mortgage-backed securities	254,965	18,307	(66)	273,206	349,170	20,466	(91)	369,545
Qualified Zone Academy Bond (QZAB)	—	—	—	—	8,000	326	—	8,326
Other	8,778	491	—	9,269	8,772	453	—	9,225

Total	$301,589	$20,820	$(93)	$322,316	$406,546	$22,400	$(393)	$428,553

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$1,014	$26	$—	$1,040
States and political subdivisions	49,280	1,398	(356)	50,322
Collateralized mortgage obligations	1,169	—	(31)	1,138
Mortgage-backed securities	505,170	24,306	(106)	529,370
Qualified Zone Academy Bond (QZAB)	8,000	582	—	8,582
Other	9,015	36	—	9,051

Total	$573,648	$26,348	$(493)	$599,503

The following tables present the amortized cost and fair value of securities classified as held-to-maturity at December 31, 2011, 2010 and 2009:

	December 31, 2011				December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)				(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$8,696	$455	$—	$9,151	$10,996	$789	$—	$11,785
States and political subdivisions	37,914	1,282	(283)	38,912	36,394	639	(1,155)	35,878
Corporate debt securities	1,500	114	—	1,614	1,500	176	—	1,676
Collateralized mortgage obligations	281,778	5,009	(149)	286,637	443,859	7,272	(429)	450,702
Mortgage-backed securities	3,993,832	147,991	(91)	4,141,732	3,682,914	118,886	(4,259)	3,797,541
Qualified School Construction Bonds (QSCB)	12,900	2,042	—	14,942	12,900	325	—	13,225

Total	$4,336,620	$156,893	$(523)	$4,492,988	$4,188,563	$128,087	$(5,843)	$4,310,807

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$40,701	$1,621	$—	$42,322
States and political subdivisions	32,895	809	(1,050)	32,654
Corporate debt securities	1,500	10	—	1,510
Collateralized mortgage obligations	295,754	3,652	(1,156)	298,250
Mortgage-backed securities	3,135,037	111,045	(22)	3,246,060
Qualified School Construction Bonds (QSCB)	12,900	57	—	12,957

Total	$3,518,787	$117,194	$(2,228)	$3,633,753

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities classified as available for sale or held-to-maturity are generally evaluated for OTTI under ASC Topic 320, “Investments—Debt and Equity Securities.” If the Company were to purchase certain purchased beneficial interests, including non-agency mortgage-backed securities, asset-backed securities, and collateralized debt obligations, that had credit ratings at the time of purchase of below AA, they would be evaluated using the model outlined in ASC Topic 325, “Investments-Other.” The Company currently does not own any securities that are accounted for under ASC Topic 325.

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

Management does not intend to sell any debt securities or more likely than not will not be required to sell any debt securities before their anticipated recovery, at which time the Company will receive full value for the securities. Furthermore, as of December 31, 2011, management does not have the intent to sell any of the securities classified as available for sale and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2011, management believes any impairment in the Company’s securities are temporary and no impairment loss has been realized in the Company’s consolidated income statement. The Company recorded no other-than-temporary impairment charges in 2009, 2010 or 2011.

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

Unlike U.S. Treasury and U.S. government agency securities, which have a lump sum payment at maturity, mortgage-backed securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. Mortgage-backed securities which are purchased at a premium will generally suffer decreasing net yields as interest rates drop because home owners tend to refinance their mortgages. Thus, the premium paid must be amortized over a shorter period. Therefore, these securities purchased at a discount will obtain higher net yields in a decreasing interest rate environment. As interest rates rise, the opposite will generally be true. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and consequently, the average life of this security will be lengthened. If interest rates begin to fall, prepayments will increase, thereby shortening the estimated life of this security. At December 31, 2011, 39.2% of the mortgage-backed securities held by the Company had contractual final maturities of more than ten years with a weighted average life of 3.0 years.

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

Total deposits at December 31, 2011 were $8.060 billion, an increase of $605.3 million or 8.1% compared with $7.455 billion at December 31, 2010. Total deposits at December 31, 2010 were $7.455 billion, an increase of $196.4 million or 2.7% compared with $7.259 billion at December 31, 2009. The increase is primarily attributed to the deposits assumed in the U.S. Bank and First Bank acquisitions. At December 31, 2010, deposits assumed from these two acquisitions totaled $638.5 million. Noninterest-bearing deposits at December 31, 2011 were $1.972 billion compared with $1.673 billion at December 31, 2010, an increase of $299.0 million or 17.9%. Noninterest-bearing deposits were $1.673 billion at December 31, 2010, an increase of $180.6 million or 12.1% compared with $1.493 billion at December 31, 2009. Interest-bearing deposits at December 31, 2011 were $6.088 billion, up $306.3 million or 5.3% compared with $5.782 billion at December 31, 2010. Interest-bearing deposits at December 31, 2010 of $5.782 billion represented a $15.8 million increase compared with $5.766 billion at December 31, 2009. There were no major concentrations of deposits at December 31, 2011, 2010 or 2009.

The daily average balances and weighted average rates paid on deposits for each of the years ended December 31, 2011, 2010 and 2009 are presented below:

	Years Ended December 31,
	2011		2010		2009
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Interest-bearing checking	$1,393,501	0.53%	$1,336,400	0.67%	$1,082,332	0.79%
Regular savings	472,983	0.32	377,456	0.46	320,530	0.56
Money market savings	1,948,752	0.53	1,812,239	0.74	1,590,191	1.11
Time deposits	2,135,858	1.02	2,438,968	1.53	2,730,263	2.48

Total interest-bearing deposits	5,951,094	0.69	5,965,063	1.03	5,723,316	1.67
Noninterest-bearing deposits	1,800,102	—	1,567,676	—	1,488,699	—

Total deposits	$7,751,196	0.53%	$7,532,739	0.82%	$7,212,015	1.33%

The Company’s ratio of average noninterest-bearing deposits to average total deposits for the years ended December 31, 2011, 2010, and 2009 was 23.2%, 20.8%, and 20.6%, respectively.

The following table sets forth the amount of the Company’s certificates of deposit that are $100,000 or greater by time remaining until maturity:

December 31, 2011
(Dollars in thousands)
Three months or less	$276,934
Over three through six months.	266,874
Over six through 12 months	314,149
Over 12 months	171,419

Total	$1,029,376

Other Borrowings

The Company utilizes borrowings to supplement deposits to fund its lending and investment activities. Borrowings consist of funds from the Federal Home Loan Bank (“FHLB”) and correspondent banks. FHLB advances are considered short-term, overnight borrowings and used to control liquidity as needed. At December 31, 2011 the Company had outstanding $12.8 million in FHLB borrowings of which all consisted of long-term FHLB notes payable compared to $374.4 million in FHLB borrowings, of which $14.4 million consisted of long-term FHLB notes payable and $360.0 million consisted of short-term overnight borrowings at December 31, 2010. FHLB advances are available to the Company under a security and pledge agreement. At December 31, 2011, the Company had total funds of $3.13 billion available under this agreement of which $12.8 million was outstanding. The weighted average interest rate paid on the FHLB notes payable at December 31, 2011 was 4.4%. The maturity dates on the FHLB notes payable range from the years 2013 to 2028 and have interest rates ranging from 4.08% to 6.10%. The highest outstanding balance of FHLB advances during 2011 was $474.0 million compared with $465.0 million during 2010. The average rate paid on FHLB advances for the year ended December 31, 2011 was 0.22%.

At December 31, 2011, the Company had $54.9 million in overnight securities sold under repurchase agreements compared with $60.7 million at December 31, 2010, a decrease of $5.8 million or 9.5% with average rates paid of 0.54% and 0.73%, respectively.

The following table presents the Company’s borrowings at December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010
	(Dollars in thousands)
FHLB advances	$—	$360,000
FHLB long-term notes payable	12,790	14,433

Total other borrowings	12,790	374,433
Securities sold under repurchase agreements	54,883	60,659

Total	$67,673	$435,092

At December 31, 2011 and 2010, the Company had outstanding $85.1 million and $92.3 million in junior subordinated debentures issued to the Company’s unconsolidated subsidiary trusts, respectively. On March 7, 2011, the Company redeemed $7.2 million in junior subordinated debentures held by TXUI Statutory Trust I that bore a fixed interest rate of 10.60%. A penalty of $383,000 was incurred in connection with the payoff and recorded as interest expense.

A summary of pertinent information related to the Company’s seven issues of junior subordinated debentures outstanding at December 31, 2011 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate(1)	Junior Subordinated Debt Owed to Trusts	Maturity Date(2)
Prosperity Statutory Trust II	July 31, 2001	$15,000,000	3 month LIBOR + 3.58%, not to exceed 12.50%	$15,464,000	July 31, 2031

Prosperity Statutory Trust III	Aug. 15, 2003	12,500,000	3 month LIBOR + 3.00%	12,887,000	Sept. 17, 2033

Prosperity Statutory Trust IV	Dec. 30, 2003	12,500,000	3 month LIBOR + 2.85%	12,887,000	Dec. 30, 2033

SNB Capital Trust IV(3)	Sept. 25, 2003	10,000,000	3 month LIBOR + 3.00%	10,310,000	Sept. 25, 2033

TXUI Statutory Trust II(4)	Dec. 19, 2003	5,000,000	3 month LIBOR + 2.85%	5,155,000	Dec. 19, 2033

TXUI Statutory Trust III(4)	Nov. 30, 2005	15,500,000	3 month LIBOR + 1.39%	15,980,000	Dec. 15, 2035

TXUI Statutory Trust IV(4)	Mar. 31, 2006	12,000,000	3 month LIBOR + 1.39%	12,372,000	June 30, 2036

				$85,055,000

(1)	The 3-month LIBOR in effect as of December 31, 2011 was 0.581%.
(2)	All debentures are callable five years from issuance date.
(3)	Assumed in connection with the SNB acquisition on April 1, 2006.
(4)	Assumed in connection with the TXUI acquisition on January 31, 2007.

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

The following table sets forth the Company’s interest rate sensitivity analysis at December 31, 2011:

	Volumes Subject to Repricing Within
	0-30 days	31-180 days	181-365 days	Greater than one year	Total
	(Dollars in thousands)
Interest-earning assets:
Securities (excluding unrealized gain of $20.7 million)	$155,223	$691,796	$703,771	$3,087,419	$4,638,209
Loans	788,435	291,222	354,354	2,331,895	3,765,906
Federal funds sold and other temporary investments	642	—	—	—	642

Total interest-earning assets	$944,300	$983,018	$1,058,125	$5,419,314	$8,404,757

Interest-bearing liabilities:
Demand, money market and savings deposits	$4,089,723	$—	$—	$—	4,089,723
Certificates of deposit and other time deposits.	189,068	845,083	623,375	340,779	1,998,305
Junior subordinated debentures	85,055	—	—	—	85,055
Securities sold under repurchase agreements	54,883	—	—	—	54,883
Other borrowings	84	427	667	11,612	12,790

Total interest-bearing liabilities	$4,418,813	$845,510	$624,042	$352,391	$6,240,756

Period GAP	$(3,474,513)	$137,508	$434,083	$5,066,923	$2,164,001
Cumulative GAP	$(3,474,513)	$(3,337,005)	$(2,902,922)	$2,164,001
Period GAP to total assets	(35.37)%	1.40%	4.42%	51.58%
Cumulative GAP to total assets	(35.37)%	(33.97)%	(29.55)%	22.03%

While the GAP position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, it is difficult to predict the effect of changing interest rates solely on that measure, without accounting for alterations in the maturity or repricing characteristics of the balance sheet that occur during changes in market interest rates. For example, the GAP position reflects only the prepayment assumptions pertaining to the current rate environment. Assets tend to prepay more rapidly during periods of declining interest rates than during periods of rising interest rates. Because of this and other risk factors not contemplated by the GAP position, an institution could have a matched GAP position in the current rate environment and still have its net interest income exposed to increased rate risk. Additionally, the Company had $1.97 billion in noninterest-bearing deposits at December 31, 2011 that are not reflected in the table above and are not directly impacted by interest rate changes.

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

The Company utilizes static balance sheet rate shocks to estimate the potential impact on net interest income of changes in interest rates under various rate scenarios. This analysis estimates a percentage of change in the metric from the stable rate base scenario versus alternative scenarios of rising and falling market interest rates by instantaneously shocking a static balance sheet. The following table summarizes the simulated change in net interest income over a 12-month horizon as of December 31, 2011:

Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income
+200	0.0%
+100	2.1%
Base	—
-100	(3.7)%

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

Liquidity

Liquidity involves the Company’s ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate the Company on an ongoing basis and manage unexpected events. During the two years ended December 31, 2011, the Company’s liquidity needs have primarily been met by growth in core deposits, security and loan maturities and amortizing investment and loan portfolios. Although access to purchased funds from correspondent banks and overnight advances from the Federal Home Loan Bank-Dallas are available and have been utilized on occasion to take advantage of investment opportunities, the Company does not generally rely on these external funding sources.

The following table illustrates, during the years presented, the mix of the Company’s funding sources and the average assets in which those funds are invested as a percentage of the Company’s average total assets for the period indicated. Average assets totaled $9.629 billion in 2011 compared to $9.278 billion in 2010.

	2011	2010
Source of Funds:
Deposits:
Noninterest-bearing	18.69%	16.90%
Interest-bearing	61.80	64.29
Junior subordinated debentures	0.90	0.99
Securities sold under repurchase agreements	0.71	0.88
Other borrowings	1.59	1.18
Other noninterest-bearing liabilities	0.59	0.61
Shareholders’ equity	15.72	15.15

Total	100.00%	100.00%

Uses of Funds:
Loans	37.89%	36.59%
Securities	48.04	48.60
Federal funds sold and other interest-earning assets	0.28	0.53
Other noninterest-earning assets	13.79	14.28

Total	100.00%	100.00%

Average noninterest-bearing deposits to total average deposits	23.22%	20.81%
Average loans to average deposits	47.07%	45.06%

The Company’s largest source of funds is deposits and its largest uses of funds are securities and loans. The Company does not expect a change in the source or use of its funds in the foreseeable future. The Company’s average loans increased 7.5% for the year ended December 31, 2011 compared with the year ended December 31, 2010. The Company predominantly invests excess deposits in government backed securities until the funds are needed to fund loan growth. The Company’s securities portfolio has a weighted average life of 2.6 years and an effective duration of 2.5 years at December 31, 2011.

As of December 31, 2011, the Company had outstanding $449.0 million in commitments to extend credit and $14.6 million in commitments associated with outstanding standby letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of December 31, 2011, the Company had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

As of December 31, 2011, the Company had cash and cash equivalents of $213.4 million compared with $159.4 million at December 31, 2010. The increase was primarily due to a increase in cash and due from banks of $53.8 million.

Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of December 31, 2011 (other than deposit obligations and securities sold repurchase agreements). The Company’s future cash payments associated with its contractual obligations pursuant to its junior subordinated debentures, FHLB notes payable and operating leases as of December 31, 2011 are summarized below. Payments for junior subordinated debentures include interest of $54.6 million that will be paid over the future periods. The future interest payments were calculated using the current rate in effect at December 31, 2011. The current principal balance of the junior subordinated debentures at December 31, 2011 was $85.1 million. Payments for FHLB notes payable include interest of $3.5 million that will be paid over the future periods. Payments related to leases are based on actual payments specified in underlying contracts.

	Payments due in:
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Junior subordinated debentures	$2,506	$5,012	$5,012	$127,149	$139,679
Federal Home Loan Bank notes payable	1,548	3,258	3,456	8,002	16,264
Operating leases	5,219	7,727	3,125	517	16,588

Total.	$9,273	$15,997	$11,593	$135,668	$172,531

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

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit expiring by period as of December 31, 2011 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$10,573	$4,020	$55	$—	$14,648
Commitments to extend credit	286,574	32,754	11,513	118,128	448,969

Total	$297,147	$36,774	$11,568	$118,128	$463,617

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

Total shareholders’ equity increased to $1.57 billion at December 31, 2011 compared with $1.45 billion at December 31, 2010, an increase of $114.9 million or 7.9%. This increase was primarily the result of net income of $141.7 million, common stock issued in connection with the exercise of stock options and restricted stock awards of $4.2 million and stock based compensation expense of $3.6 million, partially offset by dividends paid on the common stock of $33.7 million. Total shareholders’ equity increased to $1.452 billion at December 31, 2010 compared with $1.351 billion at December 31, 2009, an increase of $101.1 million or 7.5%. This increase was primarily the result of net income of $127.7 million, common stock issued in connection with the exercise of stock options and restricted stock awards of $2.7 million and stock based compensation expense of $3.0 million, partially offset by dividends paid on the common stock of $29.8 million and a decrease in the change in unrealized gains on available for sale securities of $2.5 million.

The following table provides a comparison of the Company’s and the Bank’s leverage and risk-weighted capital ratios as of December 31, 2011 to the minimum and well-capitalized regulatory standards:

	Minimum Required for Capital Adequacy Purposes		To Be Categorized as Well-Capitalized Under Prompt Corrective Action Provisions	Actual Ratio at December 31, 2011
The Company
Leverage ratio	3.00	%(1)	N/A	7.89%
Tier 1 risk-based capital ratio	4.00		N/A	15.90
Total risk-based capital ratio	8.00		N/A	17.09
The Bank
Leverage ratio	3.00	%(2)	5.00%	7.75%
Tier 1 risk-based capital ratio	4.00		6.00	15.62
Total risk-based capital ratio	8.00		10.00	16.81

(1)	The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.
(2)	The FDIC may require the Bank to maintain a leverage ratio above the required minimum.

As of December 31, 2011, all trust preferred securities were counted as Tier 1 capital. Under the Dodd-Frank Act, the Company must deduct all trust preferred securities issued on or after May 19, 2010 from the Company’s Tier 1 capital; however, bank holding companies with less than $15.0 billion in total consolidated assets as of December 31, 2009, such as the Company, are not required to deduct existing trust preferred securities issued prior to May 19, 2010 from Tier 1 capital.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements, the report thereon, the notes thereto and supplementary data commence at page 77 of this Annual Report on Form 10-K.

The following table presents certain unaudited consolidated quarterly financial information concerning the Company’s results of operations for each of the two years indicated below. The information should be read in conjunction with the historical consolidated financial statements of the Company and the notes thereto appearing elsewhere in this Annual Report on Form 10-K.

CONSOLIDATED QUARTERLY FINANCIAL DATA OF THE COMPANY

	Quarter Ended 2011
	December 31	September 30	June 30	March 31
	(Dollars in thousands, except per share data)
	(unaudited)
Interest income	$89,658	$93,189	$95,652	$93,409
Interest expense	9,571	10,651	12,022	12,996

Net interest income	80,087	82,538	83,630	80,413
Provision for credit losses	1,150	950	1,400	1,700

Net interest income after provision	78,937	81,588	82,230	78,713
Noninterest income	14,065	14,581	13,530	13,867
Noninterest expense	38,385	41,151	42,514	41,695

Income before income taxes	54,617	55,018	53,246	50,885
Provision for income taxes	18,211	18,645	18,154	17,007

Net income	$36,406	$36,373	$35,092	$33,878

Earnings per share(1):
Basic	$0.78	$0.78	$0.75	$0.72

Diluted	$0.77	$0.77	$0.75	$0.72

	Quarter Ended 2010
	December 31	September 30	June 30	March 31
	(Dollars in thousands, except per share data)
	(unaudited)
Interest income	$92,436	$96,247	$99,358	$96,496
Interest expense	12,927	15,980	18,758	18,724

Net interest income	79,509	80,267	80,600	77,772
Provision for credit losses	2,900	3,000	3,275	4,410

Net interest income after provision	76,609	77,267	77,325	73,362
Noninterest income	13,905	13,654	13,296	12,978
Noninterest expense	41,227	42,593	43,049	39,725

Income before income taxes	49,287	48,328	47,572	46,615
Provision for income taxes	16,489	16,162	15,826	15,617

Net income	$32,798	$32,166	$31,746	$30,998

Earnings per share(1):
Basic	$0.70	$0.69	$0.68	$0.67

Diluted	$0.70	$0.69	$0.68	$0.66

(1)	Earnings per share are computed independently for each of the quarters presented and therefore may not total earnings per share for the year.

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of December 31, 2011, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. This assessment included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2011.

Deloitte & Touche LLP the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2011. The report is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Compliance with Designated Laws and Regulations

Management is also responsible for ensuring compliance with the federal laws and regulations concerning loans to insiders and the federal and state laws and regulations concerning dividend restrictions, both of which are designated by the FDIC as safety and soundness laws and regulations.

Management assessed its compliance with the designated safety and soundness laws and regulations and has maintained records of its determinations and assessments as required by the FDIC. Based on this assessment, management believes that the Company has complied with the designated safety and soundness laws and regulations for the year ended December 31, 2011.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Prosperity Bancshares, Inc.

Houston, Texas

We have audited the internal control over financial reporting of Prosperity Bancshares, Inc. and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management’s statement referring to compliance with laws and regulations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of the Company and our report dated February 29, 2012 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Houston, Texas

February 29, 2012

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the information under the captions “Election of Directors,” “Continuing Directors and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance—Committees of the Board—Audit Committee,” “Corporate Governance—Director Nomination Process” and “Corporate Governance—Code of Ethics” in the Company’s definitive Proxy Statement for its 2012 Annual Meeting of Shareholders (the “2012 Proxy Statement”) to be filed with the Commission pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information under the captions “Executive Compensation and Other Matters” and “Director Compensation” in the 2012 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Certain information required by this Item 12 is included under “Securities Authorized for Issuance under Equity Compensation Plans” in Part II, Item 5 of this Annual Report on Form 10-K. The other information required by this Item is incorporated herein by reference to the information under the caption “Beneficial Ownership of Common Stock by Management of the Company and Principal Shareholders” in the 2012 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information under the captions “Corporate Governance—Director Independence” and “Certain Relationships and Related Transactions” in the 2012 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information under the caption “Fees and Services of Independent Registered Public Accounting Firm” in the 2012 Proxy Statement.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements. Reference is made to the Consolidated Financial Statements, the report thereon and the notes thereto commencing at page 77 of this Annual Report on Form 10-K. Set forth below is a list of such Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Income for the Years Ended December 31, 2011, 2010, and 2009

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009

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

Each exhibit marked with an asterisk is filed or furnished with this Annual Report on Form 10-K as noted below.

Exhibit Number(1)		Description
3.1	—	Amended and Restated Articles of Incorporation of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267))

3.2	—	Articles of Amendment to Amended and Restated Articles of Incorporation of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

3.3	—	Amended and Restated Bylaws of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 19, 2007)

4.1	—	Form of certificate representing shares of Prosperity Bancshares, Inc. common stock (incorporated herein by reference to Exhibit 4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267))

4.2	—	Indenture dated as of July 31, 2001 by and between Prosperity Bancshares, Inc., as Issuer, and State Street Bank and Trust Company of Connecticut, National Association, as Trustee, with respect to the Floating Rate Junior Subordinated Deferrable Interest Debentures of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

4.3	—	Amended and Restated Declaration of Trust of Prosperity Statutory Trust II dated as of July 31, 2001 (incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

Exhibit Number(1)		Description
4.4	—	Guarantee Agreement dated as of July 31, 2001 by and between Prosperity Bancshares, Inc. and State Street Bank and Trust Company of Connecticut, National Association (incorporated herein by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.1†	—	Prosperity Bancshares, Inc. 1995 Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267))

10.2†	—	Prosperity Bancshares, Inc. 1998 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267))

10.3†	—	Prosperity Bancshares, Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4 (Registration No. 333-121767))

10.4†	—	Second Amended and Restated Employment Agreement effective January 1, 2009 by and among Prosperity Bancshares, Inc., Prosperity Bank and David Zalman (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 7, 2009)

10.5†	—	First Amendment to the Second Amended and Restated Employment Agreement effective February 22, 2012 by and among Prosperity Bancshares, Inc., Prosperity Bank and H. E. Timanus, Jr. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 24, 2012)

10.6†	—	Second Amended and Restated Employment Agreement effective January 1, 2009 by and among Prosperity Bancshares, Inc., Prosperity Bank and H. E. Timanus, Jr. (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed January 7, 2009)

10.7†	—	Amended and Restated Employment Agreement effective January 1, 2009 by and among Prosperity Bancshares, Inc., Prosperity Bank and James D. Rollins III (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 7, 2009)

10.8†	—	Amended and Restated Employment Agreement effective January 1, 2009 by and among Prosperity Bancshares, Inc., Prosperity Bank and David Hollaway (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 7, 2009)

10.9†	—	SNB Bancshares, Inc. 2002 Stock Option Plan, as amended and restated (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-133214))

21.1*	—	Subsidiaries of Prosperity Bancshares, Inc.

23.1*	—	Consent of Deloitte & Touche LLP

31.1*	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number(1)		Description
101**	—	Interactive financial data

†	Management contract or compensatory plan or arrangement.
*	Filed with this Annual Report on Form 10-K.
**	Furnished with this Annual Report on Form 10-K.
(1)	The Company has other long-term debt agreements that meet the exclusion set forth in Section 601(b)(4)(iii)(A) of Regulation S-K. The Company hereby agrees to furnish a copy of such agreements to the Commission upon request.

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

Date: February 29, 2012

PROSPERITY BANCSHARES, INC.® (Registrant)

By:	/s/ DAVID ZALMAN
David Zalman Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Positions	Date

/s/ DAVID ZALMAN David Zalman	Chairman of the Board and Chief Executive Officer (principal executive officer); Director	February 29, 2012

/s/ DAVID HOLLAWAY David Hollaway	Chief Financial Officer (principal financial officer and principal accounting officer)	February 29, 2012

/s/ JAMES A. BOULIGNY James A. Bouligny	Director	February 29, 2012

/s/ WILLIAM H. FAGAN, M.D. William Fagan, M.D.	Director	February 29, 2012

/s/ LEAH HENDERSON Leah Henderson	Director	February 29, 2012

/s/ NED S. HOLMES Ned S. Holmes	Director	February 29, 2012

/s/ PERRY MUELLER, JR., D.D.S. Perry Mueller, Jr., D.D.S.	Director	February 29, 2012

/s/ JAMES D. ROLLINS III James D. Rollins III	Director	February 29, 2012

/s/ HARRISON STAFFORD II Harrison Stafford II	Director	February 29, 2012

/s/ ROBERT STEELHAMMER Robert Steelhammer	Director	February 29, 2012

Signature	Positions	Date

/s/ H.E. TIMANUS, JR. H.E. Timanus, Jr.	Director	February 29, 2012

/s/ ERVAN ZOUZALIK Ervan Zouzalik	Director	February 29, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Prosperity Bancshares, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheets of Prosperity Bancshares, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Prosperity Bancshares, Inc. and subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Houston, Texas

February 29, 2012

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(Dollars in thousands)
ASSETS
Cash and due from banks	$212,800	$158,975
Federal funds sold	642	393

Total cash and cash equivalents	213,442	159,368
Available for sale securities, at fair value	322,316	428,553
Held to maturity securities, at cost (fair value of $4,492,988 and $4,310,807, respectively)	4,336,620	4,188,563
Loans held for investment	3,765,906	3,485,023
Less allowance for credit losses	(51,594)	(51,584)

Loans, net	3,714,312	3,433,439
Accrued interest receivable	29,405	29,935
Goodwill	924,537	924,258
Core deposit intangibles, net of accumulated amortization of $58,158 and $50,378, respectively	20,996	28,776
Bank premises and equipment, net	159,656	159,053
Other real estate owned	8,328	11,053
Bank Owned Life Insurance (BOLI), net	50,029	48,697
Federal Home Loan Bank of Dallas stock	11,601	24,982
Other assets	31,429	39,895

TOTAL ASSETS	$9,822,671	$9,476,572

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$1,972,226	$1,673,190
Interest-bearing	6,088,028	5,781,730

Total deposits	8,060,254	7,454,920
Other borrowings	12,790	374,433
Securities sold under repurchase agreements	54,883	60,659
Accrued interest payable	2,803	4,014
Other liabilities	39,621	37,942
Junior subordinated debentures	85,055	92,265

Total liabilities	8,255,406	8,024,233

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $1 par value; 200,000,000 shares authorized; 46,947,415 and 46,721,114 shares issued at December 31, 2011 and 2010, respectively; 46,910,327 and 46,684,026 shares outstanding at December 31, 2011 and 2010, respectively	46,947	46,721
Capital surplus	883,575	876,050
Retained earnings	623,878	515,871
Accumulated other comprehensive income—net unrealized gain on available for sale securities, net of tax of $7,254 and $7,702, respectively	13,472	14,304
Less treasury stock, at cost, 37,088 shares	(607)	(607)

Total shareholders’ equity	1,567,265	1,452,339

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,822,671	$9,476,572

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2011	2010	2009
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$214,273	$209,711	$219,320
Securities	157,580	174,707	190,106
Federal funds sold	55	119	188

Total interest income	371,908	384,537	409,614

INTEREST EXPENSE:
Deposits	40,975	61,509	95,834
Junior subordinated debentures	2,984	3,250	3,760
Securities sold under repurchase agreements	369	595	1,166
Other borrowings	912	1,035	1,753

Total interest expense	45,240	66,389	102,513

NET INTEREST INCOME	326,668	318,148	307,101
PROVISION FOR CREDIT LOSSES	5,200	13,585	28,775

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	321,468	304,563	278,326

NONINTEREST INCOME:
Non-sufficient Funds (NSF) fees	24,442	27,580	31,094
Debit card and ATM card income	15,391	12,581	10,975
Service charges on deposit accounts	9,981	10,089	9,853
Other	6,229	3,583	8,355

Total noninterest income	56,043	53,833	60,097

NONINTEREST EXPENSE:
Salaries and employee benefits	92,057	86,980	84,396
Net occupancy	14,634	15,153	14,910
Debit card, data processing and software amortization	6,823	6,222	6,449
Regulatory assessments and FDIC insurance	8,901	11,039	13,662
Core deposit intangibles amortization	7,780	9,016	10,076
Depreciation	8,150	8,313	8,226
Other	25,400	29,871	31,981

Total noninterest expense	163,745	166,594	169,700

INCOME BEFORE INCOME TAXES	213,766	191,802	168,723
PROVISION FOR INCOME TAXES	72,017	64,094	56,844

NET INCOME	$141,749	$127,708	$111,879

EARNINGS PER SHARE:
Basic	$3.03	$2.74	$2.42

Diluted	$3.01	$2.73	$2.41

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
	(In thousands, except share and per share data)
BALANCE AT DECEMBER 31, 2008	46,116,801	46,117	867,380	332,363	9,853	(607)	1,255,106
Comprehensive income:
Net income				111,879			111,879
Net change in unrealized gain on available for sale securities (net of tax of $3.7 million)					6,953		6,953

Total comprehensive income							118,832
Common stock issued in connection with the exercise of stock options and restricted stock awards	461,167	461	1,565				2,026
Stock based compensation expense			1,515				1,515
Cash dividends declared, $0.568 per share				(26,234)			(26,234)

BALANCE AT DECEMBER 31, 2009	46,577,968	46,578	870,460	418,008	16,806	(607)	1,351,245
Comprehensive income:
Net income				127,708			127,708
Net change in unrealized gain on available for sale securities (net of tax benefit of $1.3 million)					(2,502)		(2,502)

Total comprehensive income							125,206
Common stock issued in connection with the exercise of stock options and restricted stock awards	143,146	143	2,553				2,696
Stock based compensation expense			3,037				3,037
Cash dividends declared, $0.64 per share				(29,845)			(29,845)

BALANCE AT DECEMBER 31, 2010	46,721,114	$46,721	$876,050	$515,871	$14,304	$(607)	$1,452,339
Comprehensive income:
Net income				141,749			141,749
Net change in unrealized gain on available for sale securities (net of tax benefit of $448 thousand)					(832)		(832)

Total comprehensive income							140,917
Common stock issued in connection with the exercise of stock options and restricted stock awards	226,301	226	3,949				4,175
Stock based compensation expense			3,576				3,576
Cash dividends declared, $0.72 per share				(33,742)			(33,742)

BALANCE AT DECEMBER 31, 2011	46,947,415	$46,947	$883,575	$623,878	$13,472	$(607)	$1,567,265

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$141,749	$127,708	$111,879
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and CDI amortization	15,930	17,329	18,302
Provision for credit losses	5,200	13,585	28,775
Net accretion of discount on investments	28,675	22,181	930
Loss (gain) on sale or write down of premises, equipment and other real estate	528	3,860	(623)
Loss on sale of securities	581	—	—
Net amortization of premium on loans and deposits	(33)	(1,354)	(6,917)
Proceeds from sale of loans held for sale	—	—	99
Stock based compensation expense	3,576	3,037	1,515
Decrease (increase) in accrued interest receivable and other assets	20,967	(674)	(31,290)
Increase (decrease) in accrued interest payable and other liabilities	696	(7,976)	(49,042)

Net cash provided by operating activities	217,869	177,696	73,628

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of held to maturity securities	1,301,230	1,246,820	898,293
Purchase of held to maturity securities	(1,478,721)	(1,940,137)	(1,076,085)
Proceeds from maturities, sales and principal paydowns of available for sale securities	1,255,715	1,168,459	829,639
Purchase of available for sale securities	(1,150,000)	(999,998)	(599,999)
Net (increase) decrease in loans held for investment	(298,246)	(29,160)	148,533
Purchase of bank premises and equipment	(9,480)	(13,866)	(34,974)
Proceeds from sale of bank premises, equipment and other real estate	14,202	35,353	27,697
Cash and cash equivalents acquired in the purchase of U.S. Bank branches	—	344,722	—
Premium paid for U.S. Bank branches	—	(13,136)	—
Cash and cash equivalents acquired in the purchase of First Bank branches	—	379,771	—
Premium paid for First Bank branches	—	(26,876)	—
Purchase of Banco Popular branches	—	—	(50)
Purchase of 1st Choice Bancorp, Inc.	—	—	(17)
Purchase of assets of Franklin Bank	—	—	(865)
Net decrease in interest-bearing deposits in financial institutions	—	—	106

Net cash (used in) provided by investing activities	(365,300)	151,952	192,278

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits	299,036	52,066	(33,187)
Net increase (decrease) in interest-bearing deposits	306,665	(723,063)	(15,151)
(Repayments of) proceeds from other short-term borrowings	(360,000)	360,000	(200,000)
Repayments of other long-term borrowings	(1,643)	(11,707)	(3,255)
Net decrease in securities sold under repurchase agreements	(5,776)	(15,744)	(23,421)
Redemption of junior subordinated debentures	(7,210)	—	—
Proceeds from stock option exercises	4,175	2,696	2,026
Payments of cash dividends	(33,742)	(29,845)	(26,234)

Net cash provided by (used in) financing activities	201,505	(365,597)	(299,222)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	54,074	(35,949)	(33,316)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	159,368	195,317	228,633

CASH AND CASH EQUIVALENTS, END OF PERIOD	$213,442	$159,368	$195,317

SUPPLEMENTAL INFORMATION:
Income taxes paid	70,324	64,477	61,100

Interest paid	$46,451	$69,718	$109,795

Noncash investing and financing activities—acquisition of real estate through foreclosure of collateral	$14,051	$44,751	$33,605

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

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

When other-than-temporary impairment (“OTTI”) occurs, the amount of the other-than-temporary impairment recognized in earnings depends on whether an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss. If an entity intends to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI shall be separated into the amount representing the credit-related portion of the impairment loss (“credit loss”) and the noncredit portion of the impairment loss (“noncredit portion”). The amount of the total OTTI related to the credit loss is determined based on the difference between the present value of cash flows expected to be collected and the amortized cost basis and such difference is recognized in earnings. The amount of the total OTTI related to the noncredit portion is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings shall become the new amortized cost basis of the investment.

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

The Company’s allowance for credit losses consists of two elements: (i) specific valuation allowances determined in accordance with ASC Topic 310, “Receivables” based on probable losses on specific loans; and (ii) a general valuation allowance based on historical loan loss experience, general economic conditions and other qualitative risk factors both internal and external to the Company in accordance with ASC Topic 450, “Contingencies”. A loan is defined as impaired by ASC Topic 310 if, based on current information and events, it is probable that a creditor will be unable to collect all amounts due, both interest and principal, according to the contractual terms of the loan agreement. Specifically, ASC Topic 310 requires that the allowance for credit losses related to impaired loans be determined based on the difference of carrying value of loans and the present value of expected cash flows discounted at the loan’s effective interest rate or, as a practical expedient, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. At December 31, 2011, the Company had $3.6 million in nonaccrual loans and no 90 days or more past due loans. At December 31, 2010, the Company had $4.4 million in nonaccrual loans and $189,000 in 90 days or more past due loans. The Company had $5.3 million and $2.6 million in troubled debt restructurings at December 31, 2011 and 2010, respectively. The recorded investment in impaired loans was $4.0 million and $4.3 million at December 31, 2011 and 2010, respectively. Such impaired loans required an allowance for credit losses of $1.2 million and $993,000 at December 31, 2011 and 2010, respectively. Interest revenue received on impaired loans is either applied against principal or realized as interest revenue, according to management’s judgment as to the collectibility of principal. If interest on nonaccrual loans had been accrued under the original loan terms, approximately $253,000, $701,000 and $434,000 would have been recorded as income for the years ended December 31, 2011, 2010 and 2009, respectively.

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

The following table illustrates the computation of basic and diluted earnings per share:

	December 31,
	2011		2010		2009
	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(In thousands, except per share data)
Net income	$141,749		$127,708		$111,879
Basic:
Weighted average shares outstanding	46,846	$3.03	46,621	$2.74	46,177	$2.42

Diluted:
Weighted average shares outstanding	46,846		46,621		46,177
Effect of dilutive securities—options	171		211		177

Total	47,017	$3.01	46,832	$2.73	46,354	$2.41

The incremental shares for the assumed exercise of the outstanding options were determined by application of the treasury stock method. There were no stock options exercisable at December 31, 2011, 2010 and 2009 that would have had an anti-dilutive effect on the above computation.

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

ASU 2011-05, “Comprehensive Income (Topic 220)—Presentation of Comprehensive Income.” ASU 2011-05 amends Topic 220, “Comprehensive Income,” to require that all nonowner changes in shareholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in shareholders’ equity was eliminated. ASU 2011-05 is effective for annual periods beginning after December 15, 2011, and will require that the Company change its presentation of comprehensive income.

ASU 2011-08, “Intangibles - Goodwill and Other (Topic 350) - Testing Goodwill for Impairment.” ASU 2011-08 amends Topic 350, “Intangibles - Goodwill and Other,” to give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. ASU 2011-08 is effective for annual and interim impairment tests beginning after December 15, 2011, and is not expected to have a significant impact on the Company’s financial statements.

ASU 2011-12, “Comprehensive Income (Topic 220) - Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-12 defers changes in ASU No. 2011-05 that relate to the presentation of reclassification adjustments to allow the FASB time to redeliberate whether to require presentation of such adjustments on the face of the financial statements to show the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. ASU 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU No. 2011-05. All other requirements in ASU No. 2011-05 are not affected by ASU No. 2011-12. ASU 2011-12 is effective for annual and interim periods beginning after December 15, 2011 and is not expected to have a significant impact on the Company’s financial statements.

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

The Company completed no acquisitions in 2011.

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

The Company completed no acquisitions in 2009.

3.	GOODWILL AND CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles for fiscal 2011 and 2010 were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)
Balance as of December 31, 2009	876,987	35,385
Less:
Amortization	—	(9,016)
Add:
Acquisition of U.S. Bank branches.	12,928	369
Acquisition of First Bank branches	34,343	2,038

Balance as of December 31, 2010	924,258	28,776
Less:
Amortization	—	(7,780)
Add:
Acquisition of First Bank branches	279	—

Balance as of December 31, 2011	$924,537	$20,996

Purchase accounting adjustments to prior year acquisitions were made to adjust deferred tax asset and liability balances. Goodwill is recorded on the acquisition date of each entity. The Company may record subsequent adjustments to goodwill for amounts undeterminable at acquisition date, such as deferred taxes and real estate valuations, and therefore the goodwill amounts reflected in the table above may change accordingly. The Company initially records the total premium paid on acquisitions as goodwill. After finalizing the valuation, core deposit intangibles are identified and reclassified from goodwill to core deposit intangibles on the balance sheet. This reclassification has no effect on total assets or liabilities. Management performs an evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill and other intangibles has occurred. If any such impairment is determined, a write down is recorded. As of December 31, 2011, there was no impairment recorded on goodwill.

Core deposit intangibles (“CDI”) are amortized on an accelerated basis over their estimated lives, which the Company believes is between 8 and 10 years. Gross core deposit intangibles outstanding were $79.2 million at December 31, 2011 and December 31, 2010. Net core deposit intangibles outstanding were $21.0 million and $28.8 million at the same dates, respectively. The decrease was due to amortization. Amortization expense related to intangible assets totaled $7.8 million and $9.0 million for the years ended December 31, 2011 and 2010, respectively. The decrease was primarily attributed to certain CDI that fully amortized in 2011.

The estimated aggregate future amortization expense for CDI remaining as of December 31, 2011 is as follows (dollars in thousands):

2012	$6,347
2013	4,465
2014	3,314
2015	2,804
2016	2,481
Thereafter	1,585

Total	$20,996

4.	CASH AND DUE FROM BANKS

The Bank is required by the Federal Reserve Bank of Dallas to maintain average reserve balances. “Cash and due from banks” in the consolidated balance sheets includes amounts so restricted of $46.2 million and $42.6 million at December 31, 2011 and 2010, respectively.

5.	SECURITIES

The amortized cost and fair value of investment securities as of December 31, 2011 are as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
States and political subdivisions	$37,060	$2,022	$(6)	$39,076
Collateralized mortgage obligations	786	—	(21)	765
Mortgage-backed securities	254,965	18,307	(66)	273,206
Other securities	8,778	491	—	9,269

Total	$301,589	$20,820	$(93)	$322,316

Held to Maturity
U.S. Treasury securities and obligations of U.S. government agencies	$8,696	$455	$—	$9,151
States and political subdivisions	37,914	1,282	(283)	38,912
Corporate debt securities	1,500	114	—	1,614
Collateralized mortgage obligations	281,778	5,009	(149)	286,637
Mortgage-backed securities	3,993,832	147,991	(91)	4,141,732
Qualified School Construction Bonds (QSCB)	12,900	2,042	—	14,942

Total	$4,336,620	$156,893	$(523)	$4,492,988

The amortized cost and fair value of investment securities as of December 31, 2010 are as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
States and political subdivisions	$39,637	$1,155	$(278)	$40,514
Collateralized mortgage obligations	967	—	(24)	943
Mortgage-backed securities	349,170	20,466	(91)	369,545
Qualified Zone Academy Bond	8,000	326	—	8,326
Other securities	8,772	453	—	9,225

Total	$406,546	$22,400	$(393)	$428,553

Held to Maturity
U.S. Treasury securities and obligations of U.S. government agencies	$10,996	$789	$—	$11,785
States and political subdivisions	36,394	639	(1,155)	35,878
Corporate debt securities	1,500	176	—	1,676
Collateralized mortgage obligations	443,859	7,272	(429)	450,702
Mortgage-backed securities	3,682,914	118,886	(4,259)	3,797,541
Qualified School Construction Bonds (QSCB)	12,900	325	—	13,225

Total	$4,188,563	$128,087	$(5,843)	$4,310,807

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

As of December 31, 2011, the Company does not intend to sell any debt securities and management believes that the Company more likely than not will not be required to sell any debt securities before their anticipated recovery, at which time the Company will receive full value for the securities. Furthermore, as of December 31, 2011, management does not have the intent to sell any of its securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2011, management believes any impairment in the Company’s securities are temporary and no impairment loss has been realized in the Company’s consolidated statements of income.

Securities with unrealized losses segregated by length of time such securities have been in a continuous loss position at December 31, 2011 were as follows:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$375	$—	$510	$(6)	$885	$(6)
Collateralized mortgage obligations	—	—	765	(21)	765	(21)
Mortgage-backed securities	297	(1)	7,423	(65)	7,720	(66)

Total	$672	$(1)	$8,698	$(92)	$9,370	$(93)

Held to Maturity
States and political subdivisions	$3,169	$(186)	$2,803	$(97)	$5,972	$(283)
Collateralized mortgage obligations	353	(27)	1,693	(122)	2,046	(149)
Mortgage-backed securities	281,796	(88)	305	(3)	282,101	(91)

Total	$285,318	$(301)	$4,801	$(222)	$290,119	$(523)

At December 31, 2011, there were approximately 360 securities in an unrealized loss position for more than 12 months.

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

The amortized cost and fair value of investment securities at December 31, 2011, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	December 31, 2011
	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$6,696	$6,888	$7,659	$8,026
Due after one year through five years	13,961	14,720	2,097	2,251
Due after five years through ten years	11,215	11,590	22,775	24,126
Due after ten years	29,138	31,421	13,307	13,942

Subtotal	61,010	64,619	45,838	48,345
Mortgage-backed securities and collateralized mortgage obligations	4,275,610	4,428,369	255,751	273,971

Total	$4,336,620	$4,492,988	$301,589	$322,316

The Company recorded a loss on sale of securities of $581,000 for the twelve months ended December 31, 2011 compared with no loss on sale of securities for the twelve months ended December 31, 2010. The Company sold two non-agency collateralized mortgage obligations (“CMO’s”) with a total book value of $3.2 million due to a downgrade of the CMO’s to less than investment grade in the second quarter of 2011. At December 31, 2011, the Company had eight investment grade non-agency CMO’s remaining with a book value of $3.4 million and a fair value of $3.3 million.

At December 31, 2011 and 2010, the Company did not own securities of any one issuer (other than the U.S. government and its agencies) for which aggregate adjusted cost exceeded 10% of the consolidated shareholders’ equity at such respective dates.

Securities with an amortized cost of $2.48 billion and $2.46 billion and a fair value of $2.57 billion and $2.55 billion at December 31, 2011 and 2010, respectively, were pledged to collateralize public deposits and for other purposes required or permitted by law.

6.	LOANS AND ALLOWANCE FOR CREDIT LOSSES

The loan portfolio consists of various types of loans made principally to borrowers located in South and Southeast Texas, Houston, Central Texas, Bryan/College Station, East Texas, Corpus Christi and Dallas/Fort Worth and is classified by major type as follows:

	December 31,
	2011	2010
	(Dollars in thousands)
Commercial and industrial	$406,433	$409,426
Real estate:
Construction and land development	482,140	502,327
1-4 family residential	1,007,266	824,057
Home equity	146,999	118,781
Commercial real estate	1,351,986	1,288,023
Farmland	136,008	98,871
Multi-family residential	89,240	82,626
Agriculture	34,226	41,881
Consumer (net of unearned discount)	78,187	87,977
Other	33,421	31,054

Total	$3,765,906	$3,485,023

Loan Origination/Risk Management. The Company has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions. All loans over $500,000 and below $2.5 million are evaluated and acted upon on a daily basis by two of the six company-wide loan concurrence officers. All loans above $2.5 million are evaluated and acted upon by an officers’ loan committee which meets weekly. In addition to the officers’ loan committee evaluation, loans from $15.0 million to $25.0 million are evaluated and acted upon by the directors’ loan committee which consists of three directors of the Bank and meets as necessary. Total loan relationships over $25.0 million are evaluated and acted upon by the Bank’s board of directors either at a regularly scheduled monthly board meeting or by teleconference or written consent.

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

(ii) Commercial Real Estate. The Company makes commercial real estate loans collateralized by owner-occupied and non-owner-occupied real estate to finance the purchase of real estate. The Company’s commercial real estate loans are collateralized by first liens on real estate, typically have variable interest rates (or five year or less fixed rates) and amortize over a 15 to 20 year period. Payments on loans secured by such properties are often dependent on the successful operation or management of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than other types of loans. The Company seeks to minimize these risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition in connection with underwriting these loans. The underwriting analysis also includes credit verification, analysis of global cash flow, appraisals and a review of the financial condition of the borrower. At December 31, 2011, approximately 35.4% of the outstanding principal balance of the Company’s commercial real estate loans were secured by owner-occupied properties. At December 31, 2011, the Company had total commercial real estate loans totaling $1.92 billion which include the categories of construction and land development loans, commercial real estate loans and multi-family residential loans.

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

The contractual maturity ranges of the 1-4 family residential, home equity, commercial and industrial, commercial mortgage, construction and land development and agriculture portfolios and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of December 31, 2011 are summarized in the following table:

	December 31, 2011
	One Year or Less	After One Through Five Years	After Five Years	Total
	(Dollars in thousands)
1-4 family residential and home equity	$9,490	$43,819	$1,100,956	$1,154,265
Commercial and industrial	154,649	144,070	107,714	406,433
Commercial real estate	30,714	97,811	1,223,461	1,351,986
Construction and land development	93,174	55,445	333,521	482,140
Agriculture	22,946	10,992	288	34,226

Total	$310,973	$352,137	$2,765,940	$3,429,050

Loans with a predetermined interest rate	$92,662	$199,524	$1,189,365	$1,481,551
Loans with a floating interest rate	218,311	152,613	1,576,575	1,947,499

Total	$310,973	$352,137	$2,765,940	$3,429,050

Concentrations of Credit. Most of the Company’s lending activity occurs within the State of Texas, including the four largest metropolitan areas of Austin, Dallas/Ft. Worth, Houston and San Antonio, as well as other markets. The majority of the Company’s loan portfolio consists of commercial and industrial and commercial real estate loans. As of December 31, 2011 and 2010, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

Foreign Loans. The Company has U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments was not significant at December 31, 2011 or 2010.

Related Party Loans. As of December 31, 2011 and 2010, loans outstanding to directors, officers and their affiliates totaled $9.8 million and $12.8 million, respectively. All transactions entered into between the Company and such related parties are done in the ordinary course of business, made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related-party loans is as follows:

	Year Ended December 31,
	2011	2010
	(Dollars in thousands)
Beginning balance	$12,783	$15,540
New loans and reclassified related loans	4,168	910
Repayments	(7,142)	(3,667)

Ending balance	$9,809	$12,783

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

Year-end non-accrual loans, segregated by class of loans, were as follows:

	December 31, 2011	December 31, 2010
	(Dollars in thousands)
Construction and land development	$1,175	$1,417
Agriculture and agriculture real estate (includes farmland)	49	11
1-4 family (includes home equity)	923	1,559
Commercial real estate (includes multi-family residential)	790	235
Commercial and industrial	633	1,179
Consumer and other	8	38

Total	$3,578	$4,439

If interest on nonaccrual loans had been accrued under the original loan terms, approximately $253,000, $701,000 and $434,000 would have been recorded as income for the years ended December 31, 2011, 2010 and 2009, respectively.

An aging analysis of past due loans, segregated by class of loans, was as follows:

	Year Ended December 31, 2011
	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Accruing Loans 90 or More Days Past Due
	(Dollars in thousands)
Construction and land development	$1,281	$111	$1,392	$480,748	$—
Agriculture and agriculture real estate (includes farmland)	365	9	374	169,860	—
1-4 family (includes home equity)	1,527	314	1,841	1,152,424	—
Commercial real estate (includes multi-family residential)	5,630	390	6,020	1,435,206	—
Commercial and industrial	1,544	394	1,938	404,495	—
Consumer and other	89	—	89	111,519	—

Total	$10,436	$1,218	$11,654	$3,754,252	$—

	Years Ended December 31, 2010
	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Accruing Loans 90 or More Days Past Due
	(Dollars in thousands)
Construction and land development	$6,395	$1,465	$7,860	$494,467	$48
Agriculture and agriculture real estate (includes farmland)	251	11	262	140,490	—
1-4 family (includes home equity)	6,217	1,701	7,918	934,920	141
Commercial real estate (includes multi-family residential)	6,243	235	6,478	1,364,171	—
Commercial and industrial	2,047	1,179	3,226	406,200	—
Consumer and other	241	37	278	118,753	—

Total	$21,394	$4,628	$26,022	$3,459,001	$189

The following table presents information regarding past due loans and nonperforming assets at the dates indicated:

	December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Nonaccrual loans	$3,578	$4,439	$6,079	$2,142	$1,035
Accruing loans 90 or more days past due	—	189	2,332	7,594	4,092

Total nonperforming loans	3,578	4,628	8,411	9,736	5,127
Repossessed assets	146	161	116	182	56
Other real estate	8,328	11,053	7,829	4,450	10,207

Total nonperforming assets	$12,052	$15,842	$16,356	$14,368	$15,390

Nonperforming assets to total loans and other real estate	0.32%	0.45%	0.48%	0.40%	0.49%
Nonperforming assets to average earning assets	0.15%	0.20%	0.22%	0.25%	0.31%

The Company’s conservative lending approach has resulted in sound asset quality. The Company had $12.1 million in nonperforming assets at December 31, 2011 compared with $15.8 million at December 31, 2010 and $16.4 million at December 31, 2009. The nonperforming assets at December 31, 2011 consisted of ninety-nine separate credits or ORE properties.

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

Year-end impaired loans are set forth in the following tables. No interest income was recognized on impaired loans subsequent to their classification as impaired.

	December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
	(Dollars in thousands)
With no related allowance recorded:

Construction and land development	$111	$111	$—	$58
Agriculture and agriculture real estate (includes farmland)	6	6	—	5
1-4 family (includes home equity)	313	344	—	291
Commercial real estate (includes multi-family residential)	668	705	—	637
Commercial and industrial	112	1,513	—	253
Consumer and other	—	—	—	3

With an allowance recorded:

Construction and land development	1,064	1,064	312	584
Agriculture and agriculture real estate (includes farmland)	43	46	39	21
1-4 family (includes home equity)	677	731	362	663
Commercial real estate (includes multi-family residential)	483	485	165	309
Commercial and industrial	521	535	300	642
Consumer and other	8	20	8	18

Total:

Construction and land development	1,175	1,175	312	642
Agriculture and agriculture real estate (includes farmland)	49	52	39	26
1-4 family (includes home equity)	990	1,075	362	954
Commercial real estate (includes multi-family residential)	1,151	1,190	165	946
Commercial and industrial	633	2,048	300	895
Consumer and other	8	20	8	21

	December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment(1)
	(Dollars in thousands)
With no related allowance recorded:

Construction and land development	$126	$126	$—	N/A
Agriculture and agriculture real estate (includes farmland)	—	—	—	N/A
1-4 family (includes home equity)	229	244	—	N/A
Commercial real estate (includes multi-family residential)	221	221	—	N/A
Commercial and industrial	354	1,354	—	N/A
Consumer and other	—	—	—	N/A

With an allowance recorded:

Construction and land development	1,329	1,329	284	N/A
Agriculture and agriculture real estate (includes farmland)	11	11	5	N/A
1-4 family (includes home equity)	1,266	1,274	293	N/A
Commercial real estate (includes multi-family residential)	—	—	—	N/A
Commercial and industrial	726	745	388	N/A
Consumer and other	30	40	23	N/A

Total:

Construction and land development	1,455	1,455	284	N/A
Agriculture and agriculture real estate (includes farmland)	11	11	5	N/A
1-4 family (includes home equity)	1,495	1,518	293	N/A
Commercial real estate (includes multi-family residential)	221	221	—	N/A
Commercial and industrial	1,080	2,099	388	N/A
Consumer and other	30	40	23	N/A

(1)	Information not available at December 31, 2010.

Credit Quality Indicators. As part of the on-going monitoring of the credit quality of the Company’s loan portfolio and methodology for calculating the allowance for credit losses, management assigns and tracks loan grades to be used as credit quality indicators. The following is a general description of the loan grades used:

Grade 1—Credits in this category are of the highest standards of credit quality with virtually no risk of loss. These borrowers would represent top rated companies and individuals with unquestionable financial standing with excellent global cash flow coverage, net worth, liquidity and collateral coverage and/or secured by deposit accounts.

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

Grade 5—Credits in this category are deemed “substandard” and “impaired” pursuant to regulatory guidelines. As such, the Bank has determined that it is probable that less than 100% of the contractual principal and interest will be collected. These loans are individually evaluated for a specific reserve valuation and will typically have the accrual of interest stopped.

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

The following table presents risk grades and classified loans by class of loan at December 31, 2011. Classified loans include loans in risk grades 5, 6 and 7.

	Construction and Land Development	Agriculture and Agriculture Real Estate (Includes Farmland)	1-4 Family (Includes Home Equity)	Commercial Real Estate (Includes Multi- Family)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Grade 1	$—	$3,319	$—	$—	$45,218	$31,602	$80,139
Grade 2	465,572	166,656	1,140,210	1,399,915	355,862	79,996	3,608,211
Grade 3	1,757	210	9,131	14,335	4,189	—	29,622
Grade 4	13,636	—	3,934	25,825	531	2	43,928
Grade 5	1,175	49	970	1,151	532	8	3,885
Grade 6	—	—	20	—	101	—	121
Grade 7	—	—	—	—	—	—	—

Total	$482,140	$170,234	$1,154,265	$1,441,226	$406,433	$111,608	$3,765,906

The following table presents risk grades and classified loans by class of loan at December 31, 2010. Classified loans include loans in risk grades 5, 6 and 7.

	Construction and Land Development	Agriculture and Agriculture Real Estate (Includes Farmland)	1-4 Family (Includes Home Equity)	Commercial Real Estate (Includes Multi- Family)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Grade 1	$—	$4,057	$—	$—	$41,455	$35,188	$80,700
Grade 2	479,443	136,607	930,110	1,335,222	364,150	83,797	3,329,329
Grade 3	4,492	—	6,571	13,165	858	1	25,087
Grade 4	16,937	77	4,663	22,041	1,883	15	45,616
Grade 5	1,455	11	1,425	221	286	30	3,428
Grade 6	—	—	69	—	794	—	863
Grade 7	—	—	—	—	—	—	—

Total	$502,327	$140,752	$942,838	$1,370,649	$409,426	$119,031	$3,485,023

Charge-offs/recoveries, segregated by class of loans, were as follows:

	Year Ended December 31, 2011
	Charge-offs	Recoveries	Net Charge- offs
	(Dollars in thousands)
Construction and land development	$(1,509)	$400	$(1,109)
1-4 family (includes home equity)	(1,392)	32	(1,360)
Commercial real estate and agriculture (includes multi-family)	(1,027)	41	(986)
Commercial and industrial	(1,694)	526	(1,168)
Consumer and other	(1,228)	661	(567)

	$(6,850)	$1,660	$(5,190)

	Year Ended December 31, 2010
	Charge-offs	Recoveries	Net Charge- offs
	(Dollars in thousands)
Construction and land development	$(5,337)	$277	$(5,060)
1-4 family (includes home equity)	(1,919)	66	(1,853)
Commercial real estate and agriculture (includes multi-family)	(3,293)	101	(3,192)
Commercial and industrial	(2,863)	346	(2,517)
Consumer and other	(2,071)	829	(1,242)

	$(15,483)	$1,619	$(13,864)

Net charge-offs for the years ended December 31, 2011 and 2010 were $5.2 million and $13.9 million, respectively. Net charge-offs for the year ended December 31, 2009 were $13.9 million.

Allowance for Possible Loan Credit Losses. The allowance for credit losses is established through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses which it believes is adequate for estimated losses in the Company’s loan portfolio. The amount of the allowance for credit losses is affected by the following: (i) charge-offs of loans that occur when loans are deemed uncollectible and decrease the allowance, (ii) recoveries on loans previously charged off that increase the allowance and (iii) provisions for credit losses charged to earnings that increase the allowance. Based on an evaluation of the loan portfolio and consideration of the factors listed below, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance.

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

At December 31, 2011, the allowance for credit losses totaled $51.6 million, or 1.37% of total loans. At December 31, 2010, the allowance aggregated $51.6 million or 1.48% of total loans and at December 31, 2009, the allowance was $51.9 million or 1.54% of total loans.

An analysis of activity in the allowance for credit losses is as follows:

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Balance at beginning of year	$51,584	$51,863	$36,970
Addition—provision charged to operations	5,200	13,585	28,775
Charge-offs and recoveries:
Loans charged off	(6,850)	(15,483)	(15,399)
Loan recoveries	1,660	1,619	1,517

Net charge-offs	(5,190)	(13,864)	(13,882)

Balance at end of year.	$51,594	$51,584	$51,863

The following table details the recorded investment in loans and activity in the allowance for credit losses by portfolio segment for the year ended December 31, 2011. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Construction and Land Development	Agriculture and Agriculture Real Estate (includes farmland)	1-4 Family (Includes Home Equity)	Commercial Real Estate (Commercial Mortgage and Multi-Family)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses:
Beginning balance	$12,994	$271	$12,837	$20,436	$3,891	$1,155	$51,584
Provision for credit losses	209	239	1,168	2,011	1,103	470	5,200
Charge-offs	(1,509)	—	(1,392)	(1,027)	(1,694)	(1,228)	(6,850)
Recoveries	400	1	32	40	526	661	1,660

Net charge-offs	(1,109)	1	(1,360)	(987)	(1,168)	(567)	(5,190)

Ending balance	12,094	511	12,645	21,460	3,826	1,058	51,594
Ending balance: individually evaluated for impairment	312	39	362	165	300	8	1,186

Ending balance: collectively evaluated for impairment	$11,782	$472	$12,283	$21,295	$3,526	$1,050	$50,408

Loans:
Ending balance: individually evaluated for impairment	1,175	49	990	1,151	633	8	4,006
Ending balance: collectively evaluated for impairment	480,965	170,185	1,153,275	1,440,075	405,800	111,600	3,761,900

Ending balance	$482,140	$170,234	$1,154,265	$1,441,226	$406,433	$111,608	$3,765,906

The Company’s allowance for credit losses and recorded investment in loans as of December 31, 2010 related to each balance in the allowance for possible loan losses by portfolio segment and disaggregated on the basis of the Company’s impairment methodology was as follows:

	Construction and Land Development	Agriculture and Agriculture Real Estate (Includes Farmland)	1-4 Family (Includes Home Equity)	Commercial Real Estate (Includes Multi-Family)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses:
Ending balance.	$12,994	$271	$12,837	$20,436	$3,891	$1,155	$51,584
Ending balance: individually evaluated for impairment	284	5	293	—	388	23	993
Ending balance: collectively evaluated for impairment	12,710	266	12,544	20,436	3,503	1,132	50,591
Loans:
Ending balance.	502,327	140,752	942,838	1,370,649	409,426	119,031	3,485,023
Ending balance: individually evaluated for impairment	1,455	11	1,494	221	1,080	30	4,291
Ending balance: collectively evaluated for impairment	500,872	140,741	941,344	1,370,428	408,346	119,001	3,480,732

The 2010 table above has been corrected to present only loan grades 5 through 7 in the individually evaluated for impairment loan balances to be in compliance with ASC Topic 310. Previously Management disclosed loan grades 3 through 7 in the individually evaluated for impairment loan balances. As a result of this correction the collectively evaluated for impairment loan balances changed by a corresponding amount. These changes had no effect on the ending loan balance as previously presented.

Troubled Debt Restructurings. The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. Effective July 1, 2011, the Company adopted the provisions of ASU No. 2011-02, “Receivables (Topic 310) — A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” As such, the Company reassessed all loan modifications occurring since January 1, 2011 for identification as troubled debt restructurings. The Company had the following troubled debt restructurings outstanding as of the dates indicated:

	As of December 31,
	2011			2010
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Construction and land development	—	$—	$—	—	$—	$—
Agriculture and agriculture real estate	—	—	—	—	—	—
1-4 Family (includes home equity)	4	109	84	—	—	—
Commercial real estate (commercial mortgage and multi-family)	2	5,264	5,171	1	2,560	2,538
Commercial and industrial	3	114	93	1	90	80
Consumer and other	—	—	—	1	15	14

Total	9	$5,487	$5,348	3	$2,665	$2,632

As of December 31, 2011, there have been no defaults on any loans that were modified as troubled debt restructurings during the preceding twelve months. Default is determined at 90 or more days past due. The modifications primarily related to extending the amortization periods of the loans, which includes loans modified during bankruptcy. The Company did not grant principal reductions on any restructured loan. For the year ended December 31, 2011, the Company added $3.5 million in new troubled debt restructurings of which $2.8 million were still outstanding on December 31, 2011. The new troubled debt restructurings included an associated specific reserve of $10,000. Loans restructured during the year ended December 31, 2011 on non-accrual status as of December 31, 2011 totaled $177,000. The remaining restructured loans are performing and accruing loans. These modifications did not have a material impact on the Company’s determination of the allowance for credit losses.

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

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to ASC Topic 820.

The following tables present fair values for assets measured at fair value on a recurring basis:

	As of December 31, 2011
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available for sale securities:
States and political subdivisions	$—	$39,076	$—	$39,076
Corporate debt securities and other	7,656	1,613	—	9,269
Collateralized mortgage obligations	—	765	—	765
Mortgage-backed securities	—	273,206	—	273,206

Total	$7,656	$314,660	$—	$322,316

	As of December 31, 2010
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available for sale securities:
States and political subdivisions (including QZAB)	$—	$48,840	$—	$48,840
Corporate debt securities and other	—	9,225	—	9,225
Collateralized mortgage obligations	—	943	—	943
Mortgage-backed securities	—	369,545	—	369,545

Total	$—	$428,553	$—	$428,553

Certain assets and liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). These instruments include other real estate owned, repossessed assets, held to maturity debt securities and impaired loans per ASC Topic 310. For the year ended December 31, 2011, the Company had additions to other real estate owned of $11.6 million, of which $4.6 million were outstanding as of December 31, 2011. For the year ended December 31, 2011, the Company had additions to impaired loans of $7.5 million, of which $3.5 million were outstanding as of December 31, 2011. The remaining financial assets and financial liabilities measured at fair value on a non-recurring basis that were recorded in 2011 and remained outstanding at December 31, 2011 were not significant. During the reported periods, all fair value measurements for assets measured at fair value on a non-recurring basis utilized Level 2 inputs.

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and due from banks—For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Federal funds sold—For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

Securities—For securities held as investments, fair value equals quoted market price, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

Loans held for investment—For certain homogeneous fixed-rate categories of loans (such as some residential mortgages and other consumer loans), fair value is estimated by discounting the future cash flows using the risk-free Treasury rate for the applicable maturity, adjusted for servicing and credit risk. The carrying value of variable rate loans approximates fair value because the loans reprice frequently to current market rates.

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

FASB ASC Topic 825, “Financial Instruments,” requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The carrying amount and estimated fair values of the Company’s financial instruments are as follows:

	December 31,
	2011		2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash and due from banks	$212,800	$212,800	$158,975	$158,975
Federal funds sold	642	642	393	393
Held to maturity securities	4,336,620	4,492,988	4,188,563	4,310,807
Available for sale securities	322,316	322,316	428,553	428,553
Loans held for investment, net of allowance for credit losses	3,714,312	3,814,858	3,433,439	3,421,488

Total	$8,586,690	$8,843,604	$8,209,923	$8,320,216

Financial liabilities:
Deposits	$8,060,254	$8,074,093	$7,454,920	$7,467,523
Junior subordinated debentures	85,055	71,001	92,265	92,284
Other borrowings	12,790	14,974	374,433	375,882
Securities sold under repurchase agreements	54,883	54,883	60,659	60,659

Total	$8,212,982	$8,214,951	$7,982,277	$7,996,348

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

8.	PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	Year Ended December 31,
	2011	2010
	(Dollars in thousands)
Land	$55,819	$55,776
Buildings	122,116	117,063
Furniture, fixtures and equipment	28,109	25,097
Construction in progress	854	949

Total	206,898	198,885
Less accumulated depreciation	(47,242)	(39,832)

Premises and equipment, net	$159,656	$159,053

Depreciation expense was $8.2 million, $8.3 million and $8.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

9.	DEPOSITS

Included in interest-bearing deposits are certificates of deposit in amounts of $100,000 or more. These certificates and their remaining maturities at December 31, 2011 were as follows:

December 31, 2011
(Dollars in thousands)
Three months or less	$276,934
Over three through six months.	266,874
Over six through 12 months	314,149
Over 12 months	171,419

Total	$1,029,376

Interest expense for certificates of deposit in excess of $100,000 was $11.6 million, $19.5 million and $36.3 million, for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company has no brokered deposits and there are no major concentrations of deposits with any one depositor.

10.	OTHER BORROWINGS AND SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

The Company utilizes borrowings to supplement deposits to fund its lending and investment activities. Borrowings consist of funds from the Federal Home Loan Bank (“FHLB”) and correspondent banks. FHLB advances are considered short-term, overnight borrowings and used to manage liquidity as needed. At December 31, 2011 the Company had outstanding $12.8 million in FHLB borrowings of which all consisted of long-term FHLB notes payable compared to $374.4 million in FHLB borrowings, of which $14.4 million consisted of long-term FHLB notes payable and $360.0 million consisted of short-term overnight borrowings at

December 31, 2010. FHLB advances are available to the Company under a security and pledge agreement. At December 31, 2011, the Company had total funds of $3.13 billion available under this agreement of which $12.8 million was outstanding. The weighted average interest rate paid on the FHLB notes payable at December 31, 2011 was 4.4%. The maturity dates on the FHLB notes payable range from the years 2013 to 2028 and have interest rates ranging from 4.08% to 6.10%. The highest outstanding balance of FHLB advances during 2011 was $474.0 million compared with $465.0 million during 2010. The average rate paid on FHLB advances for the year ended December 31, 2011 was 0.22%.

At December 31, 2011, the Company had $54.9 million in overnight securities sold under repurchase agreements compared with $60.7 million at December 31, 2010 with average rates paid of 0.54% and 0.73% for years ended December 31, 2011 and 2010, respectively.

The following table presents the Company’s borrowings at December 31, 2011 and 2010:

	December 31, 2011	December 31, 2010
	(Dollars in thousands)
FHLB advances	$—	$360,000
FHLB long-term notes payable	12,790	14,433

Total other borrowings	12,790	374,433
Securities sold under repurchase agreements	54,883	60,659

Total	$67,673	$435,092

11.	INCOME TAXES

The components of the provision for federal income taxes are as follows:

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Current	$70,011	$63,555	$61,794
Deferred.	2,006	539	(4,950)

Total	$72,017	$64,094	$56,844

The provision for federal income taxes differs from the amount computed by applying the federal income tax statutory rate on income as follows:

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Taxes calculated at statutory rate	$74,818	$67,131	$59,053
Increase (decrease) resulting from:
Tax-exempt interest	(2,364)	(1,951)	(1,825)
Qualified Zone Academy Bond credit	(373)	(373)	(373)
Qualified School Construction Bond credit	(504)	(501)	(29)
BOLI income	(484)	(580)	(470)
Qualified stock options	55	99	148
Other, net	869	269	340

Total	$72,017	$64,094	$56,844

Deferred tax assets and liabilities are as follows:

	December 31,
	2011	2010
	(Dollars in thousands)
Deferred tax assets:
Allowance for credit losses	$17,886	$17,811
Accrued liabilities	3,474	3,777
Certificates of deposit	11	34
Deferred compensation	282	310
ORE write-downs	525	465
Securities	512	680
Restricted stock	2,309	1,206
Self insurance reserve	378	—
Other	26	26

Total deferred tax assets	25,403	24,309

Deferred tax liabilities:
Loans	$(38)	$(155)
Goodwill and core deposit intangibles	(15,168)	(13,723)
Unrealized gain on available for sale securities	(7,254)	(7,702)
Bank premises and equipment	(6,980)	(5,814)
Deferred loan fees and costs	(606)	(479)
Investments in partnerships	(9,233)	(8,785)
Prepaid expenses	(713)	(719)

Total deferred tax liabilities.	(39,992)	(37,377)

Net deferred tax liabilities	$(14,589)	$(13,068)

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and estimates of future taxable income over the periods for which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at December 31, 2011.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company had no tax positions at December 31, 2011 or December 31, 2010 that did not meet the more-likely-than not recognition threshold. ASC Topic 740 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. Penalties are recorded in other (gains) losses and interest paid or received is recorded in interest expense or interest income, respectively, in the consolidated statement of income. As of December 31, 2011 and December 31, 2010, the Company has not accrued any interest and penalties related to unrecognized tax benefits. The Company has identified its federal tax return and its state tax return in Texas as “major” tax jurisdictions, as defined. The only periods subject to examination for the Company’s federal return are the 2008 through 2010 tax years.

12.	STOCK INCENTIVE PROGRAMS

At December 31, 2011, the Company had three stock-based employee compensation plans and one stock option plan assumed in connection with acquisitions under which no additional options will be granted. Two of the three plans adopted by the Company have expired and therefore no additional awards may be issued under those plans. The Company accounts for stock-based employee compensation plans using the fair value-based method of accounting in accordance with ASC Topic 718. ASC Topic 718 was effective for companies in 2006; however, the Company has been recognizing compensation expense since January 1, 2003. The Company recognized stock-based compensation expense of $3.6 million, $3.0 million and $1.5 million for the years ended December 31, 2011, 2010 and 2009, respectively. There was approximately $1.2 million, $964,000 and $383,000 of income tax benefit recorded for the stock-based compensation expense for the same periods, respectively.

During 1995, the Company’s Board of Directors approved a stock option plan (the “1995 Plan”) for executive officers and key associates to purchase common stock of Bancshares. The maximum number of shares reserved for issuance pursuant to options granted under the 1995 Plan was 680,000 (after two-for-one and four-for-one stock splits) and a total of 675,000 options were granted under the 1995 Plan. Options to purchase a total of 3,750 shares of common stock of Bancshares granted under the 1995 Plan were outstanding and exercisable at December 31, 2011. The 1995 Plan has expired and therefore no additional options may be issued from the 1995 Plan.

During 1998, the Company’s Board of Directors and shareholders approved the Prosperity Bancshares, Inc. 1998 Stock Incentive Plan (the “1998 Plan”) which authorized the issuance of up to 920,000 (after two-for-one stock split) shares of the common stock of Bancshares under both non-qualified and incentive stock options to employees and non-qualified stock options to directors who are not employees. The 1998 Plan also provided for the granting of restricted stock awards, stock appreciation rights, phantom stock awards and performance awards on substantially similar terms. A total of 819,500 options were granted under the 1998 Plan. Options to purchase a total of 330,064 shares of common stock of Bancshares granted under the 1998 Plan were outstanding at December 31, 2011, of which 254,264 options were exercisable. The 1998 Plan has expired and therefore no additional options may be issued from the 1998 Plan.

In December 2004, the Company’s Board of Directors established the Prosperity Bancshares, Inc. 2004 Stock Incentive Plan (the “2004 Plan”), which was approved by the Company’s shareholders on February 23, 2005. The 2004 Plan authorizes the issuance of up to 1,250,000 shares of common stock upon the exercise of options granted under the 2004 Plan or upon the grant or exercise, as the case may be, of other awards granted under the 2004 Plan. The 2004 Plan provides for the granting of incentive and nonqualified stock options to employees and nonqualified stock options to directors who are not employees. The 2004 Plan also provides for the granting of shares of restricted stock, stock appreciation rights, phantom stock awards and performance awards on substantially similar terms. A total of 199,500 options and 505,709 shares of restricted stock have been granted under the 2004 Plan as of December 31, 2011. Options to purchase a total of 179,500 shares of common stock of Bancshares granted under the 2004 Plan were outstanding at December 31, 2011, of which 78,000 were exercisable. At December 31, 2011, 402,533 shares of restricted stock were outstanding and subject to forfeiture restrictions. Remaining shares available for grant under the 2004 Plan totaled 544,791 at December 31, 2011.

On April 1, 2006, the Company acquired SNB Bancshares, Inc. The options to purchase shares of SNB Bancshares, Inc. common stock outstanding at the effective time of the transaction were converted into options to purchase a total of 467,578 shares of Bancshares common stock at exercise prices ranging from $8.15 to $17.63 per share. The converted options are governed by the original plan under which they were issued. Options to purchase a total of 11,698 shares of common stock of Bancshares granted under the 2004 Plan were outstanding and exercisable at December 31, 2011.

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

The fair value of options was estimated using an option-pricing model with the following weighted average assumptions:

	December 31,
	2011	2010	2009
Expected life in years	5.30	5.19	5.12
Risk free interest rate	3.67%	3.82%	3.94%
Volatility(1)	20.98%	21.12%	21.25%
Dividend yield	1.25%	1.23%	1.25%

(1)	Volatility is a measure of fluctuations in the Company’s share price.

A summary of changes in outstanding vested and unvested options during the three year period ended December 31, 2011 is set forth below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Options outstanding, January 1, 2009	917	$24.58
Options granted	72	30.64
Options forfeited	(20)	28.40
Options exercised	(113)	17.86

Options outstanding, December 31, 2009	856	$25.88	4.97	$12,481

Options granted	—	—
Options forfeited	(19)	25.68
Options exercised	(141)	19.16

Options outstanding, December 31, 2010	696	$27.24	4.48	$8,374

Options granted	—	—
Options forfeited	—	—
Options exercised	(171)	24.48

Options outstanding, December 31, 2011	525	$28.18	3.88	$6,391

Options vested or expected to vest, December 31, 2011	509	$27.90	3.84	$6,342
Options vested, December 31, 2011	348	$27.07	3.10	$4,617

The total intrinsic value of the options exercised during the year ended December 31, 2011 and 2010 was $2.7 million and $2.8 million, respectively. The total fair value of shares vested during the year ended December 31, 2011 was $903,000. There were no forfeitures for the year ended December 31, 2011.

A summary of changes in unvested options during the three year period ended December 31, 2011 is set forth below:

	Number of Options	Weighted Average Grant Date Fair Value
	(In thousands)
Unvested options outstanding, January 1, 2009	529	$6.83
Options granted	72	6.31
Unvested options forfeited	(15)	6.98
Options vested	(210)	6.63

Unvested options outstanding, December 31, 2009	376	$6.78
Options granted	—	—
Unvested options forfeited	(17)	6.75
Options vested	(46)	5.98

Unvested options outstanding, December 31, 2010	313	$6.89
Options granted	—	—
Unvested options forfeited	—	—
Options vested	(136)	6.67

Unvested options outstanding, December 31, 2011	177	$6.96

The Company received $4.2 million, $2.7 million and $2.0 million in cash from the exercise of stock options during the years ended December 31, 2011, 2010 and 2009, respectively. There was no tax benefit realized from exercises of the stock-based compensation arrangements during the years ended December 31, 2011 and 2010.

As of December 31, 2011, there was $9.1 million of total unrecognized compensation expense related to stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.9 years.

The following table presents information relating to the Company’s stock options outstanding at December 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Life (years)	Number Outstanding	Weighted Average Exercise Price
$ 0.00 - $ 5.00	—	$—	—	—	$—
$ 5.01 - $10.00	1,534	8.15	0.92	1,534	8.15
$10.01 - $15.00	—	—	—	—	—
$15.01 - $20.00	10,164	17.63	2.65	10,164	17.63
$20.01 - $25.00	27,500	23.75	3.16	23,750	23.64
$25.01 - $30.00	363,814	27.42	3.03	275,514	27.46
$30.01 - $35.00	122,000	32.26	6.25	36,750	32.63

	525,012	$28.18	3.88	347,712	$27.07

13.	OTHER NONINTEREST INCOME AND EXPENSE

Other noninterest income and expense totals are presented in the following tables. Components of these totals exceeding 1% of the aggregate of total net interest income and total noninterest income for any of the years presented and other amounts the Company elected to present are stated separately.

	Years Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Other noninterest income
Banking related service fees	$2,184	$2,166	$2,009
Brokered mortgage	211	205	305
Income from leased assets	51	294	318
BOLI	1,382	1,658	1,344
Net (losses) gains on sales of assets	(1,108)	(3,860)	839
Rental	1,424	1,285	1,154
Other	2,085	1,835	2,386

Total	$6,229	$3,583	$8,355

Other noninterest expense
Communications	$6,946	$7,781	$8,466
Ad valorem and franchise taxes	3,823	3,947	3,561
Printing and supplies	1,807	1,951	2,250
Travel and development	1,539	1,691	1,749
Professional fees	2,598	3,099	4,419
Other real estate	1,501	3,483	3,205
Other	7,186	7,919	8,331

Total	$25,400	$29,871	$31,981

14.	PROFIT SHARING PLAN

The Company has adopted a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code whereby the participants may contribute a percentage of their compensation as permitted under the Code. Matching contributions are made at the discretion of the Company. Presently, the Company matches 50% of an employee’s contributions, up to 15% of such employee’s compensation, not to exceed the maximum allowable pursuant to the Internal Revenue Code and excluding catch-up contributions. Such matching contributions were approximately $1.8 million, $2.0 million and $1.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.

15.	OFF-BALANCE SHEET ARRANGEMENTS, COMMITMENTS AND CONTINGENCIES

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of December 31, 2011 (other than deposit obligations and securities sold repurchase agreements). The Company’s future cash payments associated with its contractual obligations pursuant to its junior subordinated debentures, FHLB notes payable and operating leases as of December 31, 2011 are summarized below. Payments for junior subordinated debentures include interest of $54.6 million that will be paid over the future periods. The future interest payments were calculated using the current rate in effect at December 31, 2011. The current principal balance of the junior subordinated debentures at December 31, 2011 was $85.1 million. Payments for FHLB notes payable include interest of $3.5 million that will be paid over the future periods. Payments related to leases are based on actual payments specified in underlying contracts.

	Payments due in:
	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Junior subordinated debentures	$2,506	$5,012	$5,012	$127,149	$139,679
Federal Home Loan Bank notes payable	1,548	3,258	3,456	8,002	16,264
Operating leases	5,219	7,727	3,125	517	16,588

Total.	$9,273	$15,997	$11,593	135,668	$172,531

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

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit expiring by period as of December 31, 2011 are summarized below.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$10,573	$4,020	$55	$—	$14,648
Commitments to extend credit	286,574	32,754	11,513	118,128	448,969

Total	$297,147	$36,774	$11,568	$118,128	$463,617

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

Commitments to Extend Credit. The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for credit losses. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts disclosed above do not necessarily represent future cash funding requirements. At December 31, 2011, $80.0 million of commitments to extend credit have fixed rates ranging from 1.60% to 18.00%.

The Company evaluates customer creditworthiness on a case-by-case basis. The amount of collateral obtained, if considered necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer.

Leases—The following table presents a summary of non-cancelable future operating lease commitments as of December 31, 2011 (dollars in thousands):

2012	$5,219
2013	4,374
2014	3,353
2015	2,046
2016	1,079
Thereafter	517

Total	$16,588

It is expected that in the normal course of business, expiring leases will be renewed or replaced by leases on other property or equipment.

Rent expense under all noncancelable operating lease obligations aggregated approximately $5.2 million for the year ended December 31, 2011, $5.3 million for the year ended December 31, 2010 and $5.1 million for the year ended December 31, 2009.

Litigation—The Company has been named as a defendant in various legal actions arising in the normal course of business. In the opinion of management, after reviewing such claims with outside counsel, resolution of such matters will not have a materially adverse impact on the consolidated financial statements.

16.	REGULATORY MATTERS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Any institution that fails to meet its minimum capital requirements is subject to actions by regulators that could have a direct material effect on the Company’s financial statements. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines based on the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and the Bank’s classification under the regulatory framework for prompt corrective action are also subject to qualitative judgments by the regulators about the components, risk weightings and other factors.

To meet the capital adequacy requirements, the Company and the Bank must maintain minimum capital amounts and ratios as defined in the regulations. As of December 31, 2011, the Company and the Bank met all capital adequacy requirements to which they are subject.

As of December 31, 2011, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There have been no conditions or events since that notification which management believes have changed the Bank’s category.

The following is a summary of the Company’s and the Bank’s capital ratios at December 31, 2011 and 2010:

	Actual		For Capital Adequacy Purposes		To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
CONSOLIDATED:
As of December 31, 2011
Total Capital (to Risk Weighted Assets)	$744,910	17.09%	$348,567	8.00%	N/A	N/A
Tier I Capital (to Risk Weighted Assets)	693,315	15.90	174,284	4.00	N/A	N/A
Tier I Capital (to Average Tangible Assets)	693,315	7.89	263,518	3.00	N/A	N/A

As of December 31, 2010
Total Capital (to Risk Weighted Assets)	$626,087	14.87%	$336,901	8.00%	N/A	N/A
Tier I Capital (to Risk Weighted Assets)	574,503	13.64	168,451	4.00	N/A	N/A
Tier I Capital (to Average Tangible Assets)	574,503	6.87	251,044	3.00	N/A	N/A

PROSPERITY BANK® ONLY:
As of December 31, 2011
Total Capital (to Risk Weighted Assets)	$731,732	16.81%	$348,096	8.00%	$435,120	10.00%
Tier I Capital (to Risk Weighted Assets)	680,138	15.62	174,048	4.00	261,072	6.00
Tier I Capital (to Average Tangible Assets)	680,138	7.75	263,342	3.00	438,904	5.00

As of December 31, 2010
Total Capital (to Risk Weighted Assets)	$613,796	14.60%	$336,418	8.00%	$405,208	10.00%
Tier I Capital (to Risk Weighted Assets)	562,212	13.37	168,209	4.00	243,125	6.00
Tier I Capital (to Average Tangible Assets)	562,212	6.72	250,863	3.00	394,991	5.00

Dividends paid by Bancshares and the Bank are subject to restrictions by certain regulatory agencies. Dividends paid by Bancshares during the years ended December 31, 2011, 2010 and 2009 were $33.7 million, $29.8 million and $26.2 million, respectively. Dividends paid by the Bank to Bancshares during the years ended December 31, 2011, 2010 and 2009 were $35.8 million, $27.4 million and $24.5 million, respectively.

17.	JUNIOR SUBORDINATED DEBENTURES

At December 31, 2011 and 2010, the Company had outstanding $85.1 million and $92.3 million in junior subordinated debentures issued to the Company’s unconsolidated subsidiary trusts, respectively. On March 7, 2011, the Company redeemed $7.2 million in junior subordinated debentures held by TXUI Statutory Trust I that bore a fixed interest rate of 10.60%. A penalty of $383,000 was incurred in connection with the payoff and recorded as interest expense.

A summary of pertinent information related to the Company’s seven issues of junior subordinated debentures outstanding at December 31, 2011 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate(1)	Junior Subordinated Debt Owed to Trusts	Maturity Date(2)
Prosperity Statutory Trust II	July 31, 2001	$15,000,000	3 month LIBOR + 3.58%, not to exceed 12.50%	$15,464,000	July 31, 2031

Prosperity Statutory Trust III	Aug. 15, 2003	12,500,000	3 month LIBOR + 3.00%	12,887,000	Sept. 17, 2033

Prosperity Statutory Trust IV	Dec. 30, 2003	12,500,000	3 month LIBOR + 2.85%	12,887,000	Dec. 30, 2033

SNB Capital Trust IV(3)	Sept. 25, 2003	10,000,000	3 month LIBOR + 3.00%	10,310,000	Sept. 25, 2033

TXUI Statutory Trust II(4)	Dec. 19, 2003	5,000,000	3 month LIBOR + 2.85%	5,155,000	Dec. 19, 2033

TXUI Statutory Trust III(4)	Nov. 30, 2005	15,500,000	3 month LIBOR + 1.39%	15,980,000	Dec. 15, 2035

TXUI Statutory Trust IV(4)	Mar. 31, 2006	12,000,000	3 month LIBOR + 1.39%	12,372,000	June 30, 2036

				$85,055,000

(1)	The 3-month LIBOR in effect as of December 31, 2011 was 0.581%.
(2)	All debentures are callable five years from issuance date.
(3)	Assumed in connection with the SNB acquisition on April 1, 2006.
(4)	Assumed in connection with the TXUI acquisition on January 31, 2007.

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

PROSPERITY BANCSHARES, INC.

(Parent Company Only)

CONDENSED BALANCE SHEETS

	December 31,
	2011	2010
	(Dollars in thousands)
ASSETS
Cash	$1,209	$1,158
Investment in subsidiary	1,635,199	1,525,610
Investment in capital and statutory trusts	2,555	2,765
Goodwill	3,982	3,982
Other assets	9,954	11,891

TOTAL	$1,652,899	$1,545,406

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accrued interest payable and other liabilities	$579	$802
Junior subordinated debentures	85,055	92,265

Total liabilities	85,634	93,067

SHAREHOLDERS’ EQUITY:
Common stock	46,947	46,721
Capital surplus.	883,575	876,050
Retained earnings	623,878	515,871
Unrealized gain on available for sale securities, net of tax benefit	13,472	14,304
Less treasury stock, at cost, 37,088 shares	(607)	(607)

Total shareholders’ equity	1,567,265	1,452,339

TOTAL	$1,652,899	$1,545,406

PROSPERITY BANCSHARES, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
OPERATING INCOME:
Dividends from subsidiaries	$35,800	$27,400	$24,500
Other income	142	150	164

Total income	35,942	27,550	24,664

OPERATING EXPENSE:
Junior subordinated debentures interest expense	2,984	3,250	3,760
Stock-based compensation expense (includes restricted stock)	3,576	3,037	1,515
Other expenses	404	358	380

Total operating expense	6,964	6,645	5,655

INCOME BEFORE INCOME TAX BENEFIT AND EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	28,978	20,905	19,009
FEDERAL INCOME TAX BENEFIT	2,350	2,191	1,792

INCOME BEFORE EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	31,328	23,096	20,801
EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	110,421	104,612	91,078

NET INCOME	$141,749	$127,708	$111,879

PROSPERITY BANCSHARES, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2011	2010	2009
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$141,749	$127,708	$111,879
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(110,421)	(104,612)	(91,078)
Stock based compensation expense (includes restricted stock)	3,576	3,037	1,515
Decrease (increase) in other assets	2,147	1,620	(3,751)
Decrease in accrued interest payable and other liabilities	(223)	(8)	(140)

Net cash provided by operating activities	36,828	27,745	18,425

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions	—	—	—
Cash acquired from acquisitions	—	—	—

Net cash used in investing activities	—	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercises	4,175	2,696	2,026
Redemption of junior subordinated debentures (net)	(7,210)	—	—
Payments of cash dividends	(33,742)	(29,845)	(26,234)

Net cash used in financing activities	(36,777)	(27,149)	(24,208)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	51	596	(5,783)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,158	562	6,345

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,209	$1,158	$562

19.	SUBSEQUENT EVENTS AND RECENT ACQUISITIONS

Pending Acquisition of American State Financial Corporation—On February 27, 2012, the Company announced the signing of a definitive agreement to acquire American State Financial Corporation and its wholly owned subsidiary, American State Bank (“ASB”), through the merger of American State Financial with and into the Company. ASB operates thirty-seven (37) banking offices in eighteen (18) counties across West Texas. As of December 31, 2011, American State Financial, on a consolidated basis, reported total assets of $3.08 billion, total loans of $1.21 billion and total deposits of $2.46 billion. Under the terms of the definitive agreement, the Company will issue up to 8,525,000 shares of its common stock plus $178.5 million in cash for all outstanding shares of American State Financial capital stock, subject to certain conditions and potential adjustment.

The merger has been approved by the Boards of Directors of both companies and is expected to close during the third quarter of 2012, although delays may occur. The transaction is subject to certain conditions, including the approval by American State Financial’s shareholders and customary regulatory approvals. Operational integration is anticipated to begin during the third quarter of 2012.

Pending Acquisition of The Bank Arlington—On January 19, 2012, the Company entered into a definitive agreement to acquire The Bank Arlington. The Bank Arlington operates one banking office in Arlington, Texas, in the Dallas/Fort Worth CMSA. As of December 31, 2011, The Bank Arlington reported total assets of $37.3 million, total loans of $21.2 million and total deposits of $32.8 million.

Under the terms of the definitive agreement, the Company will issue up to 138,600 shares of Company common stock for all outstanding shares of The Bank Arlington capital stock, subject to certain conditions and potential adjustments. The transaction is subject to customary closing conditions, including the receipt of regulatory approvals and approval of the shareholders of The Bank Arlington. The transaction is expected to close during the second quarter of 2012, although delays could occur.

Pending Acquisition of East Texas Financial Services, Inc.—On December 8, 2011, the Company entered into a definitive agreement to acquire East Texas Financial Services, Inc. (OTC BB: FFBT) and its wholly-owned subsidiary, First Federal Bank Texas (“Firstbank”). First Bank operates four banking offices in the Tyler MSA, including three locations in Tyler, Texas and one location in Gilmer, Texas. As of December 31, 2011, East Texas Financial Services reported total assets of $210.5 million, total loans of $163.1 million and total deposits of $126.7 million.

Under the terms of the definitive agreement, the Company will issue up to 531,000 shares of Company common stock for all outstanding shares of East Texas Financial Services capital stock, subject to certain conditions and potential adjustments. The transaction is subject to customary closing conditions, including the receipt of regulatory approvals and approval of the stockholders of East Texas Financial Services. The transaction is expected to close during the second quarter of 2012, although delays could occur.

Acquisition of Texas Bankers, Inc.—On January 1, 2012, the Company completed the previously announced acquisition of Texas Bankers, Inc. and its wholly-owned subsidiary, Bank of Texas, Austin, Texas. The transaction continues the Company’s strategic growth and expansion of the franchise in Central Texas.

The three Bank of Texas banking offices in the Austin, Texas CMSA consist of a location in Rollingwood, which upon operational integration will be consolidated with the Company’s Westlake location and remain in Bank of Texas’ Rollingwood banking office; one banking center in downtown Austin, which upon operational integration will be consolidated into the Company’s downtown Austin location; and another banking center in Thorndale. Following the acquisition, the Company operates thirty-four banking centers in the Central Texas area including Austin and San Antonio.

Texas Bankers, Inc. reported total assets of $77.0 million, total loans of $27.6 million and total deposits of $70.4 million as of December 31, 2011. Under the terms of the agreement, the Company issued 314,953 shares of Company common stock for all outstanding shares of Texas Bankers capital stock which resulted in a premium of $5.2 million.