Form 10-Q
period 2012-03-31
PROSPERITY BANCSHARES INC
filed 2012-05-09
CIK 1068851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

As of May 1, 2012, there were 47,451,041 outstanding shares of the registrant’s Common Stock, par value $1.00 per share.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

INDEX TO FORM 10-Q

		Page
PART I—FINANCIAL INFORMATION

Item 1.	Interim Consolidated Financial Statements	1
	Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011 (unaudited)	1
	Consolidated Statements of Income for the Three Months Ended March 31, 2012 and 2011 (unaudited)	2
	Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2012 and 2011 (unaudited)	3
	Consolidated Statements of Changes in Shareholders’ Equity for the Year Ended December 31, 2011 and for the Three Months Ended March 31, 2012 (unaudited)	4
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011 (unaudited)	5
	Notes to Interim Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	42
Item 4.	Controls and Procedures	42

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings	42
Item 1A.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3.	Defaults upon Senior Securities	43
Item 4.	Mine Safety Disclosures	43
Item 5.	Other Information	43
Item 6.	Exhibits	43
Signatures		44

PART I – FINANCIAL INFORMATION

ITEM 1.	INTERIM CONSOLIDATED FINANCIAL STATEMENTS

PROSPERITY BANCSHARES, INC®. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2012	December 31, 2011
	(In thousands, except share data)
ASSETS
Cash and due from banks	$151,467	$212,800
Federal funds sold	445	642

Total cash and cash equivalents	151,912	213,442
Securities available for sale, at fair value (amortized cost of $278,974 and $301,589, respectively)	298,516	322,316
Securities held to maturity, at cost (fair value of $5,494,671 and $4,492,988, respectively)	5,348,013	4,336,620
Loans held for investment	3,874,862	3,765,906
Allowance for credit losses	(51,642)	(51,594)

Loans, net	3,823,220	3,714,312
Accrued interest receivable	30,261	29,405
Goodwill	929,161	924,537
Core deposit intangibles, net of accumulated amortization of $59,583 and $58,158, respectively	19,301	20,996
Bank premises and equipment, net	162,676	159,656
Other real estate owned	7,718	8,328
Bank Owned Life Insurance (BOLI)	52,191	50,029
Federal Home Loan Bank stock	35,032	11,601
Other assets	31,954	31,429

TOTAL ASSETS	$10,889,955	$9,822,671

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$2,088,749	$1,972,226
Interest-bearing	6,455,702	6,088,028

Total deposits	8,544,451	8,060,254
Other borrowings	527,536	12,790
Securities sold under repurchase agreements	58,481	54,883
Accrued interest payable	2,573	2,803
Other liabilities	62,326	39,621
Junior subordinated debentures	85,055	85,055

Total liabilities	9,280,422	8,255,406

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $1 par value; 200,000,000 shares authorized;47,333,949 and 46,947,415 shares issued at March 31, 2012 and December 31, 2011, respectively; 47,296,861 and 46,910,327 shares outstanding at March 31, 2012 and December 31, 2011, respectively	47,334	46,947
Capital surplus	898,962	883,575
Retained earnings	651,142	623,878
Accumulated other comprehensive income — net unrealized gain on available for sale securities, net of tax of $6,840 and $7,254, respectively	12,702	13,472
Less treasury stock, at cost, 37,088 shares	(607)	(607)

Total shareholders’ equity	1,609,533	1,567,265

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,889,955	$9,822,671

See notes to interim condensed consolidated financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$53,217	$52,200
Securities	38,321	41,204
Federal funds sold	78	5

Total interest income	91,616	93,409

INTEREST EXPENSE:
Deposits	8,791	11,512
Junior subordinated debentures	663	1,147
Notes payable and other borrowings	316	337

Total interest expense	9,770	12,996

NET INTEREST INCOME	81,846	80,413
PROVISION FOR CREDIT LOSSES	150	1,700

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	81,696	78,713

NONINTEREST INCOME:
Customer service fees	11,666	12,042
Other	2,279	1,825

Total noninterest income	13,945	13,867

NONINTEREST EXPENSE:
Salaries and employee benefits	23,252	23,204
Net occupancy	3,557	3,648
Depreciation	2,035	2,021
Debit card, data processing and software amortization	1,532	1,672
Communications	1,748	1,692
Core deposit intangibles amortization	1,695	2,034
Other	6,640	7,424

Total noninterest expense	40,459	41,695

INCOME BEFORE INCOME TAXES	55,182	50,885
PROVISION FOR INCOME TAXES	18,695	17,007

NET INCOME	$36,487	$33,878

EARNINGS PER SHARE
Basic	$0.77	$0.72

Diluted	$0.77	$0.72

CASH DIVIDENDS DECLARED
Cash dividends declared on common stock	$9,223	$8,186

Cash dividends declared per common share	$0.195	$0.175

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Net income	$36,487	$33,878
Other comprehensive loss, before tax:
Securities available for sale:
Change in unrealized gain/loss during the period	(1,185)	(919)

Total other comprehensive loss, before tax	(1,185)	(919)
Deferred tax benefit related to other comprehensive income	(415)	(322)

Other comprehensive loss, net of tax	(770)	(597)

Comprehensive income	$35,717	$33,281

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Capital	Retained	Accumulated Other Comprehensive	Treasury	Total Shareholders’
	Shares	Amount	Surplus	Earnings	Income	Stock	Equity
	(Amounts in thousands, except share and per share data)
BALANCE AT JANUARY 1, 2011	46,721,114	$46,721	$876,050	$515,871	$14,304	$(607)	$1,452,339
Net income				33,878			33,878
Other comprehensive loss					(597)		(597)
Common stock issued in connection with the exercise of stock options and restricted stock awards	97,600	98	2,259				2,357
Stock based compensation expense			707				707
Cash dividends declared, $0.175 per share				(8,186)			(8,186)

BALANCE AT MARCH 31, 2011	46,818,714	$46,819	$879,016	$541,563	$13,707	$(607)	$1,480,498

BALANCE AT JANUARY 1, 2012	46,947,415	$46,947	$883,575	$623,878	$13,472	$(607)	$1,567,265
Net income				36,487			36,487
Other comprehensive loss					(770)		(770)
Common stock issued in connection with the exercise of stock options and restricted stock awards	71,581	72	1,779				1,851
Common stock issued in connection with the acquisition of Texas Bankers, Inc.	314,953	315	12,393				12,708
Stock based compensation expense			1,215				1,215
Cash dividends declared, $0.195 per share				(9,223)			(9,223)

BALANCE AT MARCH 31, 2012	47,333,949	$47,334	$898,962	$651,142	$12,702	$(607)	$1,609,533

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$36,487	$33,878
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,730	4,055
Provision for credit losses	150	1,700
Net premium amortization on investments	9,720	6,980
Stock based compensation expense	1,215	707
Net accretion of discount on loans and deposits	—	(50)
Gain on sale of assets and other real estate	(411)	(4)
(Increase) decrease in other assets and accrued interest receivable	(24,626)	7,195
Increase in accrued interest payable and other liabilities	23,846	19,295

Net cash provided by operating activities	50,111	73,756

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of held to maturity securities	354,183	334,446
Purchase of held to maturity securities	(1,375,431)	(554,369)
Proceeds from maturities and principal paydowns of available for sale securities	22,813	30,497
Net increase in loans	(85,120)	(94,435)
Cash and cash equivalents acquired in the purchase of Texas Bankers, Inc.	44,550	—
Purchase of bank premises and equipment	(2,264)	(2,288)
Net proceeds from sale of bank premises, equipment and other real estate	4,817	5,628

Net cash used in investing activities	(1,036,452)	(280,521)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	$95,498	$57,237
Net increase in interest-bearing deposits	318,341	304,390
Net proceeds from (repayments of) short-term borrowings	515,000	(146,000)
Net repayments of long-term borrowings	(254)	(341)
Net proceeds from (repayments from) securities sold under repurchase agreements	3,598	(8,812)
Redemption of junior subordinated debentures	—	(7,210)
Proceeds from exercise of stock options	1,851	2,357
Payments of cash dividends	(9,223)	(8,186)

Net cash provided by financing activities	924,811	193,435

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(61,530)	$(13,330)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	213,442	159,368
CASH AND CASH EQUIVALENTS, END OF PERIOD	$151,912	$146,038

NONCASH ACTIVITIES:
Stock issued in connection with the Texas Bankers, Inc. acquisition	12,708	—

SUPPLEMENTAL DISCLOSURES:
Cash paid for interest	$10,001	$13,492
Cash paid for income taxes	250	2,000
Noncash investing and financing activities-acquisition of real estate through foreclosure of collateral	3,559	5,935

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

1. BASIS OF PRESENTATION

The interim consolidated financial statements include the accounts of Prosperity Bancshares, Inc.® (the “Company”) and its wholly-owned subsidiaries, Prosperity Bank® (the “Bank”) and Prosperity Holdings of Delaware, LLC. All inter-company transactions and balances have been eliminated.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Operating results for the three-month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or any other period.

2. INCOME PER COMMON SHARE

Net income per common share for all periods presented has been calculated in accordance with ASC Topic 260. Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares. The following table illustrates the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2012	2011
	(In thousands, except per share data)
Net income available to shareholders	$36,487	$33,878

Weighted average shares outstanding	47,238	46,733
Potential dilutive shares	173	209

Weighted average shares and equivalents outstanding	47,411	46,942

Basic earnings per share	$0.77	$0.72

Diluted earnings per share	$0.77	$0.72

The incremental shares for the assumed exercise of the outstanding options were determined by application of the treasury stock method. There were no stock options exercisable during the quarters ended March 31, 2012 or 2011 that would have had an anti-dilutive effect on the above computation.

3. NEW ACCOUNTING STANDARDS

Accounting Standards Updates

ASU 2011-03, “Transfers and Servicing (Topic 860)—Reconsideration of Effective Control for Repurchase Agreements.” ASU 2011-03 is intended to improve financial reporting of repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. ASU 2011-03 removes from the assessment of effective control (i) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (ii) the collateral maintenance guidance related to that criterion. ASU 2011-03 became effective for the Company on January 1, 2012 and did not have a significant impact on the Company’s financial statements.

ASU 2011-04, “Fair Value Measurement (Topic 820)—Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 amends Topic 820, “Fair Value Measurements and Disclosures,” to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures. ASU 2011-04 became effective for the Company on January 1, 2012 and did not have a significant impact on the Company’s financial statements (see Note 5-Fair Value).

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

ASU 2011-05, “Comprehensive Income (Topic 220)—Presentation of Comprehensive Income.” ASU 2011-05 amends Topic 220, “Comprehensive Income,” to require that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. ASU 2011-05 became effective for the Company on January 1, 2012; however, certain provisions related to the presentation of reclassification adjustments have been deferred by ASU 2011-12 “Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” as further discussed below. In connection with the application of ASU 2011-05, the Company’s financial statements now include a separate statement of comprehensive income.

ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350)—Testing Goodwill for Impairment.” ASU 2011-08 amends Topic 350, “Intangibles – Goodwill and Other,” to give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. ASU 2011-08 became effective for the Company on January 1, 2012 and did not have a significant impact on the Company’s financial statements.

ASU 2011-11, “Balance Sheet (Topic 210)—“Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 amends Topic 210, “Balance Sheet,” to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. ASU 2011-11 is effective for annual and interim periods beginning on January 1, 2013, and is not expected to have a significant impact on the Company’s financial statements.

ASU 2011-12 “Comprehensive Income (Topic 220)—Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-12 defers changes in ASU 2011-05 that relate to the presentation of reclassification adjustments to allow the FASB time to redeliberate whether to require presentation of such adjustments on the face of the financial statements to show the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. ASU 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. All other requirements in ASU 2011-05 are not affected by ASU 2011-12. ASU 2011-12 became effective for the Company on January 1, 2012 and did not have a significant impact on the Company’s financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The loan portfolio consists of various types of loans made principally to borrowers located in South and Southeast Texas, Houston, Central Texas, Bryan/College Station, East Texas, Corpus Christi and Dallas/Fort Worth and is classified by major type as follows:

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Commercial and industrial	$442,559	$406,433
Real estate:
Construction and land development	484,295	482,140
1-4 family residential	1,036,318	1,007,266
Home equity	149,597	146,999
Commercial real estate	1,379,242	1,351,986
Agriculture real estate (farmland)	144,399	136,008
Multi-family residential	94,683	89,240
Agriculture	34,075	34,226
Consumer (net of unearned discount)	76,393	78,187
Other	33,301	33,421

Total	$3,874,862	$3,765,906

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

(ii) Commercial Real Estate. The Company makes commercial real estate related loans collateralized by owner-occupied and non-owner-occupied real estate to finance the purchase of real estate. The Company’s commercial real estate related loans are collateralized by first liens on real estate, typically have variable interest rates (or five year or less fixed rates) and amortize over a 15 to 20 year period. Payments on loans secured by such properties are often dependent on the successful operation or management of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than other types of loans. The Company seeks to minimize these risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition in connection with underwriting these loans. The underwriting analysis also includes credit verification, analysis of global cash flow, appraisals and a review of the financial condition of the borrower. At March 31, 2012, the Company had commercial real estate related loans totaling $1.96 billion which include the categories of construction and land development loans, commercial real estate loans and multi-family residential loans. At March 31, 2012, approximately 35.1% of the outstanding principal balance of the Company’s commercial real estate related loans was secured by owner-occupied properties.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

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

The Company maintains a loan review department that reviews and validates the credit risk program on a periodic basis. Results of these reviews are presented to management. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as the Company’s policies and procedures.

Concentrations of Credit. Most of the Company’s lending activity occurs within the State of Texas, including the four largest metropolitan areas of Austin, Dallas/Ft. Worth, Houston and San Antonio, as well as other markets. The majority of the Company’s loan portfolio consists of commercial and industrial and commercial real estate loans. As of March 31, 2012 and December 31, 2011, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

Foreign Loans. The Company has U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at March 31, 2012 or December 31, 2011.

Related Party Loans. As of March 31, 2012 and December 31, 2011, loans outstanding to directors, officers and their affiliates totaled $7.3 million and $9.8 million, respectively. All transactions entered into between the Company and such related parties are done in the ordinary course of business and made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related party loans is as follows:

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Beginning balance	$9,809	$12,783
New loans and reclassified related loans	200	4,168
Repayments	(2,728)	(7,142)

Ending balance	$7,281	$9,809

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

As of the dates indicated, nonaccrual loans, segregated by class of loans, were as follows:

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Construction and land development	$1,210	$1,175
Agriculture and agriculture real estate	67	49
1-4 family residential (includes home equity)	937	923
Commercial real estate (includes multi-family residential)	4,266	790
Commercial and industrial	654	633
Consumer and other	8	8

Total	$7,142	$3,578

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

An age analysis of past due loans, segregated by class of loans, as of March 31, 2012 and December 31, 2011 were as follows:

	As of March 31, 2012
	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Accruing Loans 90 or More Days Past Due
	(Dollars in thousands)
Construction and land development	$3,963	$1,210	$5,173	$479,122	$—
Agriculture and agriculture real estate	88	9	97	178,377	—
1-4 family (includes home equity)	1,181	563	1,744	1,184,171	—
Commercial real estate (includes multi-family residential)	4,947	3,097	8,044	1,465,881	—
Commercial and industrial	1,465	364	1,829	440,730	—
Consumer and other	242	6	248	109,446	—

Total	$11,886	$5,249	$17,135	$3,857,727	$—

	Year Ended December 31, 2011
	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Accruing Loans 90 or More Days Past Due
	(Dollars in thousands)
Construction and land development	$1,281	$111	$1,392	$480,748	$—
Agriculture and agriculture real estate	365	9	374	169,860	—
1-4 family (includes home equity)	1,527	314	1,841	1,152,424	—
Commercial real estate (includes multi-family residential)	5,630	390	6,020	1,435,206	—
Commercial and industrial	1,544	394	1,938	404,495	—
Consumer and other	89	—	89	111,519	—

Total	$10,436	$1,218	$11,654	$3,754,252	$—

The following table presents information regarding past due loans and nonperforming assets at the dates indicated:

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Nonaccrual loans	$7,142	$3,578

Total nonperforming loans	7,142	3,578
Repossessed assets	13	146
Other real estate	7,718	8,328

Total nonperforming assets	$14,873	$12,052

Nonperforming assets to total loans and other real estate	0.38%	0.32%

The Company believes its conservative lending approach has resulted in sound asset quality. The Company had $14.9 million in nonperforming assets at March 31, 2012 compared with $12.1 million at December 31, 2011. If interest on nonaccrual loans had been accrued under the original loan terms, approximately $162,000 would have been recorded as income for the three months ended March 31, 2012.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

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

Impaired loans as of March 31, 2012 are set forth in the following table. No interest income was recognized on impaired loans subsequent to their classification as impaired. The average recorded investment is reported on a year-to-date basis.

	March 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
	(Dollars in thousands)
With no related allowance recorded:
Construction and land development	$276	$277	$—	$194
Agriculture and agriculture real estate	5	6	—	5
1-4 family (includes home equity)	340	379	—	326
Commercial real estate (includes multi-family residential)	1,505	1,527	—	1,087
Commercial and industrial	4	6	—	58
Consumer and other	—	—	—	—
With an allowance recorded:
Construction and land development	1,064	1,064	312	1,064
Agriculture and agriculture real estate	42	45	42	42
1-4 family (includes home equity)	601	661	272	639
Commercial real estate (includes multi-family residential)	5,161	5,167	815	2,822
Commercial and industrial	610	2,029	310	566
Consumer and other	7	18	6	7
Total:
Construction and land development	1,340	1,341	312	1,258
Agriculture and agriculture real estate	47	51	42	47
1-4 family (includes home equity)	941	1,040	272	965
Commercial real estate (includes multi-family residential)	6,666	6,694	815	3,909
Commercial and industrial	614	2,035	310	624
Consumer and other	7	18	6	7

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

Impaired loans as of December 31, 2011 are set forth in the following tables. No interest income was recognized on impaired loans subsequent to their classification as impaired. The average recorded investment is reported on a year-to-date basis.

	December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
	(Dollars in thousands)
With no related allowance recorded:
Construction and land development	$111	$111	$—	$58
Agriculture and agriculture real estate	6	6	—	5
1-4 family (includes home equity)	313	344	—	291
Commercial real estate (includes multi-family residential)	668	705	—	637
Commercial and industrial	112	1,513	—	253
Consumer and other	—	—	—	3
With an allowance recorded:
Construction and land development	1,064	1,064	312	584
Agriculture and agriculture real estate	43	46	39	21
1-4 family (includes home equity)	677	731	362	663
Commercial real estate (includes multi-family residential)	483	485	165	309
Commercial and industrial	521	535	300	642
Consumer and other	8	20	8	18
Total:
Construction and land development	1,175	1,175	312	642
Agriculture and agriculture real estate	49	52	39	26
1-4 family (includes home equity)	990	1,075	362	954
Commercial real estate (includes multi-family residential)	1,151	1,190	165	946
Commercial and industrial	633	2,048	300	895
Consumer and other	8	20	8	21

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

Grade 3 – Credits graded 3 constitute an undue and unwarranted credit risk, however the factors do not rise to a level of substandard. These credits have potential weaknesses and/or declining trends that, if not corrected, could expose the Company to risk at a future date. Credits graded 3 are monitored on the Company’s internally generated watch list and evaluated on a quarterly basis.

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

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

Grade 5 – Credits in this category are deemed “substandard” and “impaired” pursuant to regulatory guidelines. As such, the Company has determined that it is probable that less than 100% of the principal and interest will be collected. Loans graded 5 are individually evaluated for a specific reserve valuation and will typically have the accrual of interest stopped.

Grade 6 – Credits in this category include “doubtful” loans in accordance with regulatory guidance. Such loans are on nonaccrual and factors have indicated a loss is imminent. These loans are also deemed “impaired.” While a specific reserve may be in place while the loan and collateral is being evaluated these loans are typically charged down to an amount the Company deems collectable.

Grade 7 – Credits in this category are deemed a “loss” in accordance with regulatory guidelines and charged off or charged down. The Company may continue collection efforts and may have partial recovery in the future.

The following table presents risk grades and classified loans by class of loan at March 31, 2012. Classified loans include loans in risk grades 5, 6 and 7.

	Construction and Land Development	Agriculture and Agriculture Real Estate	1-4 Family (Includes Home Equity)	Commercial Real Estate (Includes Multi-Family)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Grade 1	$—	$2,866	$—	$—	$44,595	$29,250	$76,711
Grade 2	467,926	175,256	1,170,383	1,432,728	393,055	80,134	3,719,482
Grade 3	1,716	272	9,823	14,878	3,795	—	30,484
Grade 4	13,313	33	4,768	19,653	500	303	38,570
Grade 5	1,340	47	922	6,666	565	6	9,546
Grade 6	—	—	19	—	49	1	69
Grade 7	—	—	—	—	—	—	—

Total	$484,295	$178,474	$1,185,915	$1,473,925	$442,559	$109,694	$3,874,862

The following table presents risk grades and classified loans by class of loan at December 31, 2011. Classified loans include loans in risk grades 5, 6 and 7.

	Construction and Land Development	Agriculture and Agriculture Real Estate	1-4 Family (Includes Home Equity)	Commercial Real Estate (Includes Multi- Family)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Grade 1	$—	$3,319	$—	$—	$45,218	$31,602	$80,139
Grade 2	465,572	166,656	1,140,210	1,399,915	355,862	79,996	3,608,211
Grade 3	1,757	210	9,131	14,335	4,189	—	29,622
Grade 4	13,636	—	3,934	25,825	531	2	43,928
Grade 5	1,175	49	970	1,151	532	8	3,885
Grade 6	—	—	20	—	101	—	121
Grade 7	—	—	—	—	—	—	—

Total	$482,140	$170,234	$1,154,265	$1,441,226	$406,433	$111,608	$3,765,906

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

Charge-offs/recoveries, segregated by class of loans, for the three months ended March 31, 2012 and twelve months ended December 31, 2011 were as follows:

	Three Months Ended March 31, 2012
	Charge-offs	Recoveries	Net Charge- offs
	(Dollars in thousands)
Construction and land development	$(26)	$4	$(22)
1-4 family (includes home equity)	(52)	2	(50)
Commercial real estate and agriculture (includes multi-family)	(23)	5	(18)
Commercial and industrial	(78)	93	15
Consumer and other	(203)	176	(27)

	$(382)	$280	$(102)

	Year Ended December 31, 2011
	Charge-offs	Recoveries	Net Charge- offs
	(Dollars in thousands)
Construction and land development	$(1,509)	$400	$(1,109)
1-4 family (includes home equity)	(1,392)	32	(1,360)
Commercial real estate and agriculture (includes multi-family)	(1,027)	41	(986)
Commercial and industrial	(1,694)	526	(1,168)
Consumer and other	(1,228)	661	(567)

	$(6,850)	$1,660	$(5,190)

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

In setting the specific valuation allowance, the Company follows a loan review program to evaluate the credit risk in the loan portfolio. Through this loan review process, the Company maintains an internal list of impaired loans which, along with the delinquency list of loans, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for credit losses. All loans that have been identified as impaired are reviewed on a quarterly basis in order to determine whether a specific reserve is required. For each impaired loan, the Company allocates a specific loan loss reserve primarily based on the value of the collateral securing the impaired loan requiring a reserve in accordance with ASC Topic 310, Receivables. The specific reserves are determined on an individual loan basis. Impaired loans are excluded from the general valuation allowance described below.

In determining the amount of the general valuation allowance, management considers factors such as historical loan loss experience, industry diversification of the Company’s commercial loan portfolio, concentration risk of specific loan types, the volume, growth and composition of the Company’s loan portfolio, current economic conditions that may affect the borrower’s ability to pay and the value of collateral, the evaluation of the Company’s loan portfolio through its internal loan review process, general economic conditions and other qualitative risk factors both internal and external to the Company and other relevant factors in accordance with

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

ASC Topic 450. Based on a review of these factors for each loan type, the Company applies an estimated percentage to the outstanding balance of each loan type, excluding any impaired loan. The Company uses this information to establish the amount of the general valuation allowance.

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

•

for commercial real estate loans and multifamily residential loans, the debt service coverage ratio (income from the property in excess of operating expenses compared to loan payment requirements), operating results of the owner in the case of owner-occupied properties, the loan to value ratio, the age and condition of the collateral and the volatility of income, property value and future operating results typical of properties of that type;

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

At March 31, 2012, the allowance for credit losses totaled $51.6 million or 1.33% of total loans. At December 31, 2011, the allowance aggregated $51.6 million or 1.37% of total loans.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

The following table details the recorded investment in loans and activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2012. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Construction and Land Development	Agriculture and Agriculture Real Estate	1-4 Family (includes Home Equity)	Commercial Real Estate (includes Multi- Family)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses:
Beginning balance	$12,094	$511	$12,645	$21,460	$3,826	$1,058	$51,594
Provision for credit losses	(732)	109	(72)	468	171	206	150
Charge-offs	(26)	—	(52)	(23)	(78)	(203)	(382)
Recoveries	4	—	2	5	93	176	280

Net charge-offs	(22)	—	(50)	(18)	15	(27)	(102)

Ending balance	$11,340	$620	$12,523	$21,910	$4,012	$1,237	$51,642

Ending balance: individually evaluated for impairment	$312	$42	$272	$815	$310	$6	$1,757
Ending balance: collectively evaluated for impairment	11,028	578	12,251	21,095	3,702	1,231	49,885
Loans:
Ending balance: individually evaluated for impairment	1,340	47	941	6,666	614	7	9,615
Ending balance: collectively evaluated for impairment	482,955	178,427	1,184,974	1,467,259	441,945	109,687	3,865,247

Ending balance	$484,295	$178,474	$1,185,915	$1,473,925	$442,559	$109,694	$3,874,862

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

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

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

The Company had the following troubled debt restructurings outstanding as of the dates indicated:

	As of March 31,			As of December 31,
	2012			2011
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Construction and land development	—	$—	$—	—	$—	$—
Agriculture and agriculture real estate	—	—	—	—	—	—
1-4 Family (includes home equity)	4	109	76	4	109	84
Commercial real estate (includes multi-family)	1	2,560	2,493	2	5,264	5,171
Commercial and industrial	3	114	93	3	114	93
Consumer and other	—	—	—	—	—	—

Total	8	$2,783	$2,662	9	$5,487	$5,348

As of March 31, 2012, there have been no defaults on any loans that were modified as troubled debt restructurings during the preceding three months. Default is determined at 90 or more days past due. The modifications primarily related to extending the amortization periods of the loans, which includes loans modified during bankruptcy. The Company did not grant principal reductions on any restructured loan. Loans restructured during the three months ended March 31, 2012 on non-accrual status as of March 31, 2012 totaled $169,000. The remaining restructured loans are performing and accruing loans. These modifications did not have a material impact on the Company’s determination of the allowance for credit losses.

5. FAIR VALUE

Effective January 1, 2008, the Company adopted FASB ASC Topic 820, Fair Value Measurement and Disclosures. ASC Topic 820, which defines fair value, addresses aspects of the expanding application of fair value accounting and establishes a consistent framework for measuring fair value. Fair value represents the estimated price that would be received from selling an asset or paid to transfer a liability, otherwise knows as an “exit price.”

Fair Value Hierarchy

ASC Topic 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with ASC Topic 820, these inputs are summarized in the three broad levels listed below:

•

Level 1 – Quoted prices in active markets for identical assets or liabilities. Level 1 assets include U.S. Treasury securities and CRA funds that are highly liquid and are actively traded in over-the-counter markets.

•

Level 2 – Other significant observable inputs (including quoted prices in active markets for similar assets or liabilities) or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. The Company’s Level 2 assets include U.S. government and agency mortgage-backed debt securities, corporate securities and municipal bonds.

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

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	March 31, 2012
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available for sale securities (at fair value):
States and political subdivisions	$—	$37,916	$—	$37,916
Corporate debt securities and other	7,628	1,602	—	9,230
Collateralized mortgage obligations	—	727	—	727
Mortgage-backed securities	—	250,643	—	250,643

TOTAL	$7,628	$290,888	$—	$298,516

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available for sale securities (at fair value):
States and political subdivisions	$—	$39,076	$—	$39,076
Corporate debt securities and other	7,656	1,613	—	9,269
Collateralized mortgage obligations	—	765	—	765
Mortgage-backed securities	—	273,206	—	273,206

Total	$7,656	$314,660	$—	$322,316

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets measured at fair value on a non-recurring basis during the reported periods include certain impaired loans reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based on observable market data, typically in the case of real estate collateral. For the three months ended March 31, 2012, the Company had additions to impaired loans of $2.1 million of which $2.1 million were outstanding at March 31, 2012.

Financial assets measured at fair value on a non-recurring basis during the reported periods also include other real estate owned and repossessed assets. For the three months ended March 31, 2012, the Company had additions to other real estate owned of $3.5 million, of which $718,000 were outstanding at March 31, 2012. The remaining financial assets and financial liabilities measured at fair value on a non-recurring basis that were recorded in 2012 and remained outstanding at March 31, 2012 were not significant. During the reported periods, all fair value measurements for other real estate owned and repossessed assets utilized Level 2 inputs based on observable market data. There were no transfers between Level 1 and Level 2 assets during the three months ended March 31, 2012.

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

MARCH 31, 2012

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

FASB ASC Topic 825, Financial Instruments, requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The carrying amount and estimated fair values of the Company’s financial instruments are as follows:

	March 31, 2012
	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial assets:
Cash and due from banks	$151,467	$151,467
Federal funds sold	445	445
Available for sale securities	298,516	298,516
Held to maturity securities	5,348,013	5,494,671
Loans held for investment and for sale (net of allowance for credit losses)	3,823,220	3,915,517

Total	$9,621,661	$9,860,616

Financial liabilities:
Deposits	$8,544,451	$8,565,167
Other borrowings	527,536	529,424
Securities sold under repurchase agreements	58,481	58,481
Junior subordinated debentures	85,055	71,651

Total	$9,215,523	$9,224,723

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

The Company’s off-balance sheet commitments including letters of credit, which totaled $488.0 million at March 31, 2012, are funded at current market rates at the date they are drawn upon. It is management’s opinion that the fair value of these commitments would approximate their carrying value, if drawn upon.

The fair value estimates presented herein are based on pertinent information available to management at March 31, 2012. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

6. GOODWILL AND CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles (“CDI”) for three months ended March 31, 2012 were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)
Balance as of December 31, 2011	$924,537	$20,996
Amortization	—	(1,695)
Acquisition of Texas Bankers, Inc.	4,624	—

Balance as of March 31, 2012	$929,161	$19,301

Goodwill is recorded on the acquisition date of each entity. The Company may record subsequent adjustments to goodwill for amounts undeterminable at acquisition date, such as deferred taxes and real estate valuations, and therefore the goodwill amounts reflected in the table above may change accordingly. The Company initially records the total premium paid on acquisitions as goodwill. After finalizing the valuation, core deposit intangibles are identified and reclassified from goodwill to core deposit intangibles on the balance sheet. This reclassification has no effect on total assets, liabilities, shareholders’ equity, net income or cash flows. Management performs an evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill and other intangibles has occurred. If any such impairment is determined, a write-down is recorded. As of March 31, 2012, there were no impairments recorded on goodwill.

Although the Company completed the Texas Bankers acquisition in January 2012, the Company has not yet finalized the allocation of the purchase price.

CDI are amortized on an accelerated basis over their estimated lives, which the Company believes is between 8 and 10 years. Gross core deposit intangibles outstanding were $79.1 million at March 31, 2012 and December 31, 2011. Net core deposit intangibles outstanding were $19.3 million and $21.0 million at the same dates, respectively. Amortization expense related to intangible assets totaled $1.7 million and $2.0 million for the three months ended March 31, 2012 and 2011, respectively. The estimated aggregate future amortization expense for intangible assets remaining as of March 31, 2012 is as follows (dollars in thousands):

Remaining 2012	$4,652
2013	4,465
2014	3,314
2015	2,804
2016	2,481
Thereafter	1,585

Total	$19,301

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

7. STOCK BASED COMPENSATION

At March 31, 2012, the Company had four stock-based employee compensation plans and one stock option plan assumed in connection with an acquisition under which no additional options will be granted. Two of the four plans adopted by the Company have expired and therefore no additional awards may be issued under those plans. The Company accounts for stock-based employee compensation plans using the fair value-based method of accounting in accordance with ASC Topic 718. ASC Topic 718 was effective for companies in 2006; however, the Company has been recognizing compensation expense since January 1, 2003. The Company recognized $1.2 million and $707,000 in stock-based compensation expense for the three months ended March 31, 2012 and 2011, respectively. There was approximately $420,000 and $234,000 of income tax benefit recorded for the stock-based compensation expense for the same periods.

On February 22, 2012, the Company’s Board of Directors adopted the Prosperity Bancshares, Inc. 2012 Stock Incentive Plan (the “2012 Plan”), subject to approval by the Company’s shareholders. The Company’s shareholders approved the 2012 Plan at the annual meeting of shareholders on April 17, 2012. The 2012 Plan authorizes the issuance of up to 1,250,000 shares of common stock upon the exercise of options granted under the 2012 Plan or pursuant to the grant or exercise, as the case may be, of other awards granted under the 2012 Plan, including restricted stock, stock appreciation rights, phantom stock awards and performance awards. As of March 31, 2012, no options or other awards have been granted under the 2012 Plan.

During 2004, the Company’s Board of Directors adopted the Prosperity Bancshares, Inc. 2004 Stock Incentive Plan (the “2004 Plan”) which authorizes the issuance of up to 1,250,000 shares of common stock pursuant to the exercise or grant, as the case may be, of awards under such plan and the shareholders approved the 2004 Plan in 2005. The Company has granted shares with forfeiture restrictions (“restricted stock”) to certain directors, officers and associates under the 2004 Plan. The awardee is not entitled to the shares until they vest, which is generally over a one to five year period, but the awardee is entitled to receive dividends on and vote the shares prior to vesting. The shares granted do not have a cost to the awardee and the only requirement of vesting is continued service to the Company. Compensation cost related to restricted stock is calculated based on the fair value of the shares at the date of grant. If the awardee leaves the Company before the shares vest, the unvested shares are forfeited. As of March 31, 2012, there were 404,000 shares of restricted stock outstanding with a weighted average grant date fair value of $37.47 per share.

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

The fair value of options was estimated using an option-pricing model with the following weighted average assumptions as of the dates indicated:

	March 31,
	2012	2011
Expected life (in years)	5.27	5.20
Risk free interest rate	3.68%	3.72%
Volatility	20.87%	20.96%
Dividend yield	1.26%	1.25%

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

A summary of changes in outstanding options during the three months ended March 31, 2012 is set forth below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Options outstanding, beginning of period	525	$28.18
Options granted	—	—
Options forfeited	(4)	31.19
Options exercised	(70)	26.43

Options outstanding, end of period	451	$28.42	3.78	$7,829

Options vested or expected to vest	437	$28.15	3.74	$7,713

Options exercisable, end of period	278	$27.23	2.93	$5,156

No options were granted during the three months ended March 31, 2012 or 2011. The total intrinsic value of the options exercised during the three-month periods ended March 31, 2012 and 2011 was $1.4 million and $1.9 million, respectively. No options vested during the three-month period ended March 31, 2012 and the total fair value of options vested during the three-month period ended March 31, 2011 was approximately $66,000.

A summary of changes in non-vested options is set forth below:

	Three Months Ended March 31,
	2012		2011
	Number of Options	Weighted Average Grant Date Fair Value	Number of Options	Weighted Average Grant Date Fair Value
	(In thousands)		(In thousands)
Non-vested options outstanding, beginning of period	177	$6.96	313	$6.89
Options granted	—	—	—	—
Non-vested options forfeited	(4)	6.76	—	—
Options vested	—	—	(12)	5.62

Non-vested options outstanding, end of period	173	$6.97	301	$6.94

The Company received $1.9 million and $2.4 million in cash from the exercise of stock options during the three-month periods ended March 31, 2012 and 2011, respectively. There was no tax benefit realized from option exercises of the share-based payment arrangements during the three-month periods ended March 31, 2012 and 2011.

As of March 31, 2012, there was $7.9 million of total unrecognized compensation expense related to stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.0 years.

8. CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ITEMS

Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of March 31, 2012 (other than deposit obligations). The payments do not include pre-payment options that may be available to the Company. The Company’s future cash payments associated with its contractual obligations pursuant to its junior subordinated debentures, Federal Home Loan Bank (“FHLB”) advances and long-term notes payable and operating leases as of March 31, 2012 are summarized below. Payments for junior subordinated debentures include interest of $54.0 million that will be paid over future periods. Future interest payments were calculated using the current rate in effect at March 31, 2012. The current principal balance of the junior subordinated debentures at March 31, 2012 was $85.1 million. Payments for FHLB borrowings include interest of $3.3 million that will be paid over the future periods. Payments related to leases are based on actual payments specified in underlying contracts.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

	Payments due in:
	Remaining Fiscal 2012	Fiscal 2013-2014	Fiscal 2015-2016	Thereafter	Total
	(Dollars in thousands)
Junior subordinated debentures	$1,884	$5,024	$5,024	$127,159	$139,091
Federal Home Loan Bank borrowings	516,126	3,258	3,456	8,002	530,842
Operating leases	3,872	7,727	3,125	517	15,241

Total	$521,882	$16,009	$11,605	$135,678	$685,174

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

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit as of March 31, 2012 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Remaining Fiscal 2012	Fiscal 2013-2014	Fiscal 2015-2016	Thereafter	Total
	(Dollars in thousands)
Standby letters of credit	$9,716	$5,699	$122	$—	$15,537
Commitments to extend credit	195,980	102,365	8,925	165,168	472,438

Total	$205,696	$108,064	$9,047	$165,168	$487,975

9. OTHER COMPREHENSIVE INCOME (LOSS)

The tax effects allocated to each component of other comprehensive income (loss) were as follows:

	Before Tax Amount	Tax Expense (Benefit)	Net of Tax Amount
	(Dollars in thousands)
Three months ended March 31, 2012:
Securities available for sale:
Change in net unrealized gain/loss during the period	$(1,185)	$(415)	$(770)

Total other comprehensive income	$(1,185)	$(415)	$(770)

Three months ended March 31, 2011:
Securities available for sale:
Change in net unrealized gain/loss during the period	$(919)	$(322)	$(597)

Total other comprehensive income	$(919)	$(322)	$(597)

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

Activity in accumulated other comprehensive income, net of tax, was as follows:

	Securities Available For Sale	Accumulated other Comprehensive Income
	(Dollars in thousands)
Balance January 1, 2012	$13,472	$13,472
Other comprehensive income (loss)	(770)	(770)

Balance March 31, 2012	$12,702	$12,702

Balance as of January 1, 2011	$14,304	$14,304
Other comprehensive income (loss)	(597)	(597)

Balance March 31, 2011	$13,707	$13,707

10. SUBSEQUENT EVENTS AND RECENT ACQUISITIONS

Acquisition of The Bank Arlington – On April 1, 2012, the Company completed the previously announced acquisition of The Bank Arlington. The Bank Arlington operated one banking office in Arlington, Texas, in the Dallas/Fort Worth CMSA. As of March 31, 2012, The Bank Arlington reported total assets of $37.3 million, total loans of $22.8 million and total deposits of $33.2 million.

Under the terms of the agreement, the Company issued 135,347 shares of Company common stock for all outstanding shares of The Bank Arlington capital stock which resulted in a premium of $2.8 million.

Pending Acquisition of American State Financial Corporation—On February 27, 2012, the Company announced the signing of a definitive agreement to acquire American State Financial Corporation and its wholly owned subsidiary, American State Bank (“ASB”), through the merger of American State Financial with and into the Company. ASB operates thirty-seven (37) banking offices in eighteen (18) counties across West Texas. As of March 31, 2012, American State Financial, on a consolidated basis, reported total assets of $3.16 billion, total loans of $1.24 billion and total deposits of $2.51 billion. Under the terms of the definitive agreement, the Company will issue up to 8,525,000 shares of its common stock plus $178.5 million in cash for all outstanding shares of American State Financial capital stock, subject to certain conditions and potential adjustment.

The merger has been approved by the Boards of Directors of both companies and is expected to close during the third quarter of 2012, although delays may occur. The transaction is subject to certain conditions, including the approval by American State Financial’s shareholders and customary regulatory approvals. Operational integration is anticipated to begin during the third quarter of 2012.

Pending Acquisition of East Texas Financial Services, Inc.—On December 8, 2011, the Company entered into a definitive agreement to acquire East Texas Financial Services, Inc. (OTC BB: FFBT) and its wholly-owned subsidiary, First Federal Bank Texas (“Firstbank”). Firstbank operates four banking offices in the Tyler MSA, including three locations in Tyler, Texas and one location in Gilmer, Texas. As of March 31, 2012, East Texas Financial Services, on a consolidated basis, reported total assets of $208.6 million, total loans of $153.5 million and total deposits of $127.6 million.

Under the terms of the definitive agreement, the Company will issue up to 531,000 shares of Company common stock for all outstanding shares of East Texas Financial Services capital stock, subject to certain conditions and potential adjustments. The transaction is subject to customary closing conditions, including the receipt of regulatory approvals and approval of the stockholders of East Texas Financial Services. On May 4, 2012, East Texas Financial Services and each of its directors were named defendants in a suit brought by East Texas Financial Corporation (“ETFC”), a shareholder of East Texas Financial Services, to block the proposed merger. More specifically, the suit alleges that the stockholders’ vote approving the merger was invalid and improper. Accordingly, the closing date of the transaction is uncertain at this time.

Acquisition of Texas Bankers, Inc.—On January 1, 2012, Prosperity completed the previously announced acquisition of Texas Bankers, Inc. and its wholly-owned subsidiary, Bank of Texas, Austin, Texas.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012

(UNAUDITED)

The three (3) Bank of Texas banking offices in the Austin, Texas CMSA consisted of a location in Rollingwood, which was consolidated with Prosperity’s Westlake location and remains in Bank of Texas’ Rollingwood banking office; one banking center in downtown Austin, which was consolidated into Prosperity’s downtown Austin location; and another banking center in Thorndale. Prosperity now operates thirty-four (34) banking centers in the Central Texas area including Austin and San Antonio.

Texas Bankers, on a consolidated basis, reported total assets of $77.0 million, total loans of $27.6 million and total deposits of $70.4 million as of December 31, 2011.

Under the terms of the agreement, Prosperity issued 314,953 shares of Prosperity common stock for all outstanding shares of Texas Bankers capital stock which resulted in a premium of $5.2 million.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company’s interim consolidated financial statements and accompanying notes. This section should be read in conjunction with the Company’s interim consolidated financial statements and accompanying notes included elsewhere in this report and with the consolidated financial statements and accompanying notes and other detailed information appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

OVERVIEW

The Company, a Texas corporation, was formed in 1983 as a vehicle to acquire the former Allied First Bank in Edna, Texas which was chartered in 1949 as The First National Bank of Edna and is now known as Prosperity Bank. The Company is a registered financial holding company that derives substantially all of its revenues and income from the operation of its bank subsidiary, Prosperity Bank® (“Prosperity Bank®“ or the “Bank”). The Bank provides a wide array of financial products and services to small and medium-sized businesses and consumers. As of March 31, 2012, the Bank operated one hundred seventy-six (176) full-service banking locations; with fifty-nine (59) in the Houston area, twenty (20) in the South Texas area including Corpus Christi and Victoria, thirty-four (34) in the Central Texas, ten (10) in the Bryan/College Station area, twenty-one (21) in East Texas and thirty-two (32) in the Dallas/Fort Worth, Texas area. The Company’s headquarters are located at Prosperity Bank Plaza, 4295 San Felipe in Houston, Texas and its telephone number is (281) 269-7199. The Company’s website address is www.prosperitybanktx.com. Information contained on the Company’s website is not incorporated by reference into this quarterly report on Form 10-Q and is not part of this or any other report.

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

Three principal components of the Company’s growth strategy are internal growth, stringent cost control practices and acquisitions, including strategic merger transactions and FDIC assisted transactions. The Company focuses on continuous internal growth. Each banking center is operated as a separate profit center, maintaining separate data with respect to its net interest income, efficiency ratio, deposit growth, loan growth and overall profitability. Banking center presidents and managers are accountable for performance in these areas and compensated accordingly. The Company also focuses on maintaining stringent cost control practices and policies. The Company has centralized many of its critical operations, such as data processing and loan processing. Management believes that this centralized infrastructure can accommodate substantial additional growth while enabling the Company to minimize operational costs through certain economies of scale. The Company also intends to continue to seek expansion opportunities. On January 1, 2012, the Company completed the acquisition of Texas Bankers, Inc. which added three retail banking centers of which two were consolidated with nearby existing banking centers. On April 1, 2012, the Company completed the acquisition of The Bank Arlington which added one retail banking center. In addition, the Company has announced the pending acquisitions of East Texas Financial Services, Inc. and American State Financial Corporation.

Total assets were $10.89 billion at March 31, 2012 compared with $9.82 billion at December 31, 2011, an increase of $1.07 billion or 10.9%. Total loans were $3.87 billion at March 31, 2012 compared with $3.77 billion at December 31, 2011, an increase of $109.0 million or 2.9%. Total deposits were $8.54 billion at March 31, 2012 compared with $8.06 billion at December 31, 2011, an increase of $484.2 million or 6.0%. Shareholders’ equity increased $42.3 million or 2.7%, to $1.61 billion at March 31, 2012 compared with $1.57 billion at December 31, 2011.

CRITICAL ACCOUNTING POLICIES

The Company’s accounting policies are integral to understanding the financial results reported. Accounting policies are described in detail in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity:

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

Goodwill and Intangible Assets—Goodwill and intangible assets that have indefinite useful lives are subject to an impairment test at least annually, or more often, if events or circumstances indicate that it is more likely than not that the fair value of Prosperity Bank, the Company’s only reporting unit with assigned goodwill, is below the carrying value of its equity. Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of the Company’s reporting unit compared with its carrying value. If the carrying amount exceeds the fair value of the reporting unit, a second test is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment. The Company estimated the fair value of its reporting unit through several valuation techniques that consider, among other things, the historical and current financial position and results of operations of the Company, general economic and market conditions and exit prices for recent market transactions. The Company had no intangible assets with indefinite useful lives at March 31, 2012. Other identifiable intangible assets that are subject to amortization are amortized on an accelerated basis over the years expected to be benefited, which the Company believes is between eight and ten years. These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value to carrying value. Based on the Company’s annual goodwill impairment test as of September 30, 2011, management does not believe any of its goodwill is impaired as of March 31, 2012 because the fair value of the Company’s equity exceeded its carrying value. While the Company believes no impairment existed at March 31, 2012 under accounting standards applicable at that date, different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation and financial condition or future results of operations.

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

SUBSEQUENT EVENTS AND RECENT ACQUISITIONS

Acquisition of The Bank Arlington—On April 1, 2012, the Company completed the previously announced acquisition of The Bank Arlington. The Bank Arlington operated one banking office in Arlington, Texas, in the Dallas/Fort Worth CMSA. As of March 31, 2012, The Bank Arlington reported total assets of $37.3 million, total loans of $22.8 million and total deposits of $33.2 million.

Under the terms of the agreement, the Company issued 135,347 shares of Company common stock for all outstanding shares of The Bank Arlington capital stock which resulted in a premium of $2.8 million.

Pending Acquisition of American State Financial Corporation—On February 27, 2012, the Company announced the signing of a definitive agreement to acquire American State Financial Corporation and its wholly owned subsidiary, American State Bank (“ASB”), through the merger of American State Financial with and into the Company. ASB operates thirty-seven (37) banking offices in eighteen (18) counties across West Texas. As of March 31, 2012, American State Financial, on a consolidated basis, reported total assets of $3.16 billion, total loans of $1.24 billion and total deposits of $2.51 billion. Under the terms of the definitive agreement, the Company will issue up to 8,525,000 shares of its common stock plus $178.5 million in cash for all outstanding shares of American State Financial capital stock, subject to certain conditions and potential adjustment.

The merger has been approved by the Boards of Directors of both companies and is expected to close during the third quarter of 2012, although delays may occur. The transaction is subject to certain conditions, including the approval by American State Financial’s shareholders and customary regulatory approvals. Operational integration is anticipated to begin during the third quarter of 2012.

Pending Acquisition of East Texas Financial Services, Inc.—On December 8, 2011, the Company entered into a definitive agreement to acquire East Texas Financial Services, Inc. (OTC BB: FFBT) and its wholly-owned subsidiary, First Federal Bank Texas (“Firstbank”). Firstbank operates four banking offices in the Tyler MSA, including three locations in Tyler, Texas and one location in Gilmer, Texas. As of March 31, 2012, East Texas Financial Services, on a consolidated basis, reported total assets of $208.6 million, total loans of $153.5 million and total deposits of $127.6 million.

Under the terms of the definitive agreement, the Company will issue up to 531,000 shares of Company common stock for all outstanding shares of East Texas Financial Services capital stock, subject to certain conditions and potential adjustments. The transaction is subject to customary closing conditions, including the receipt of regulatory approvals and approval of the stockholders of East Texas Financial Services. On May 4, 2012, East Texas Financial Services and each of its directors were named defendants in a suit brought by East Texas Financial Corporation (“ETFC”), a shareholder of East Texas Financial Services, to block the proposed merger. More specifically, the suit alleges that the stockholders’ vote approving the merger was invalid and improper. Accordingly, the closing date of the transaction is uncertain at this time.

Acquisition of Texas Bankers, Inc.—On January 1, 2012, Prosperity completed the previously announced acquisition of Texas Bankers, Inc. and its wholly-owned subsidiary, Bank of Texas, Austin, Texas.

The three (3) Bank of Texas banking offices in the Austin, Texas CMSA consisted of a location in Rollingwood, which was consolidated with Prosperity’s Westlake location and remains in Bank of Texas’ Rollingwood banking office; one banking center in downtown Austin, which was consolidated into Prosperity’s downtown Austin location; and another banking center in Thorndale. Prosperity now operates thirty-four (34) banking centers in the Central Texas area including Austin and San Antonio. As of December 31, 2011, Texas Bankers, on a consolidated basis, reported total assets of $77.0 million, total loans of $27.6 million and total deposits of $70.4 million.

Under the terms of the agreement, Prosperity issued 314,953 shares of Prosperity common stock for all outstanding shares of Texas Bankers capital stock which resulted in a premium of $5.2 million.

RESULTS OF OPERATIONS

Net income available to shareholders was $36.5 million ($0.77 per common share on a diluted basis) for the quarter ended March 31, 2012 compared with $33.9 million ($0.72 per common share on a diluted basis) for the quarter ended March 31, 2011, an increase of $2.6 million or 7.7%. The Company posted returns on average common equity of 9.15% and 9.22%, returns on average assets of 1.39% and 1.42% and efficiency ratios of 42.23% and 44.30% for the quarters ended March 31, 2012 and 2011, respectively. The efficiency ratio is calculated by dividing total noninterest expense (excluding credit loss provisions) by net interest income plus noninterest income (excluding net gains and losses on the sale of securities and assets). Additionally, taxes are not part of this calculation.

Net Interest Income

The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.”

Net interest income before the provision for credit losses was $81.8 million for the quarter ended March 31, 2012 compared with $80.4 million for the quarter ended March 31, 2011, an increase of $1.4 million or 1.8%. The average rate paid on interest-bearing liabilities decreased 26 basis points from 0.83% for the quarter ended March 31, 2011 to 0.57% for the quarter ended March 31, 2012, while the average yield on interest-earning assets decreased 59 basis points from 4.62% for the quarter ended March 31, 2011 compared with 4.03% for the quarter ended March 31, 2012. The average volume of interest-bearing liabilities increased $508.4 million and the average volume of interest-earning assets increased $929.8 million for the same period. The net interest margin on a tax equivalent basis decreased 38 basis points from 4.02% for the quarter ended March 31, 2011 to 3.64% for the quarter ended March 31, 2012.

The following table sets forth, for each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the quarters ended March 31, 2012 and 2011. The table also sets forth the average rate paid on total interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Except as indicated in the footnotes, no tax-equivalent adjustments were made and all average balances are daily average balances. Any nonaccruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended March 31,
	2012			2011
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (4)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (4)
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$3,818,991	$53,217	5.60%	$3,516,524	$52,200	6.02%
Securities (1)	5,192,257	38,321	2.95	4,677,900	41,204	3.52
Federal funds sold and other temporary investments	126,154	78	0.25	13,179	5	0.15

Total interest-earning assets	9,137,402	91,616	4.03%	8,207,603	93,409	4.62%

Less allowance for credit losses	(51,601)			(51,697)

Total interest-earning assets, net of allowance	9,085,801			8,155,906
Noninterest-earning assets	1,414,340			1,405,708

Total assets	$10,500,141			$9,561,614

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,694,240	$2,063	0.49%	$1,489,160	$2,238	0.61%
Savings and money market accounts	2,792,348	2,589	0.37	2,359,077	3,336	0.57
Certificates of deposit	1,971,071	4,139	0.84	2,177,566	5,938	1.11
Junior subordinated debentures	85,055	663	3.14	91,063	1,147	5.11
Federal funds purchased and other borrowings	272,760	279	0.41	191,945	268	0.57
Securities sold under repurchase agreements	53,304	37	0.28	51,609	69	0.54

Total interest-bearing liabilities	6,868,778	9,770	0.57%	6,360,420	12,996	0.83%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	1,970,942			1,672,590
Other liabilities	65,137			59,556

Total liabilities	8,904,857			8,092,566

Shareholders’ equity	1,595,284			1,469,048

Total liabilities and shareholders’ equity	$10,500,141			$9,561,614

Net interest rate spread			3.46%			3.79%
Net interest income and margin (2)		$81,846	3.60%		$80,413	3.97%

Net interest income and margin (tax-equivalent basis) (3)		$82,742	3.64%		$81,302	4.02%

(1)	Yield is based on amortized cost and does not include any component of unrealized gains or losses.
(2)	The net interest margin is equal to net interest income divided by average interest-earning assets.
(3)	In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35%.
(4)	Annualized and based on an actual/366 day basis for the three months ended March 31, 2012 and on an actual/365 day basis for the three months ended March 31, 2011.

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

	Three Months Ended March 31,
	2012 vs. 2011
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$4,490	$(3,473)	$1,017
Securities	4,531	(7,414)	(2,883)
Federal funds sold and other temporary investments	43	30	73

Total increase (decrease) in interest income	9,064	(10,857)	(1,793)

Interest-bearing liabilities:
Interest-bearing demand deposits	312	(487)	(175)
Savings and money market accounts	620	(1,367)	(747)
Certificates of deposit	(569)	(1,230)	(1,799)
Junior subordinated debentures	(77)	(407)	(484)
Federal funds purchased and other borrowings	114	(103)	11
Securities sold under repurchase agreements	2	(34)	(32)

Total increase (decrease) in interest expense	402	(3,628)	(3,226)

Increase (decrease) in net interest income	$8,662	$(7,229)	$1,433

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

The Company recorded a $150,000 and $1.7 million provision for credit losses for the quarters ended March 31, 2012 and 2011, respectively. For the quarter ended March 31, 2012, net charge-offs were $102,000 compared with net charge-offs of $1.5 million for the quarter ended March 31, 2011.

Noninterest Income

The Company’s primary sources of recurring noninterest income are NSF fees, debit and ATM card income and service charges on deposit accounts. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method. Noninterest income totaled $13.9 million for the three months ended March 31, 2012 compared with $13.9 million for the same period in 2011, an increase of $78,000 or 0.6%. The increase was primarily due to increases in net gain on sale of other real estate and debit card and ATM card income, partially offset by a decrease in NSF fees. The Company expects to be subject to the Durbin Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act beginning in July 2013, which imposes limits on the amount of debit card and ATM card income that can be collected.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Non-sufficient funds (NSF) fees	$5,389	$6,107
Debit card and ATM card income	3,836	3,452
Service charges on deposit accounts	2,441	2,483
Banking related service fees	535	500
Bank owned life insurance income (BOLI)	350	335
(Loss) gain on sale of assets, net	(7)	165
Gain (loss) on sale of other real estate, net	418	(160)
Other noninterest income	983	985

Total noninterest income	$13,945	$13,867

Noninterest Expense

Noninterest expense totaled $40.5 million for the quarter ended March 31, 2012 compared with $41.7 million for the quarter ended March 31, 2011, a decrease of $1.2 million or 3.0%. This decrease was principally due to a decrease in regulatory assessments and FDIC insurance and a decrease in CDI amortization.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended March 31,
	2012	2011
	(Dollars in thousands)
Salaries and employee benefits (1)	$23,252	$23,204
Non-staff expenses:
Net occupancy	3,557	3,648
Depreciation	2,035	2,021
Debit card, data processing and software amortization	1,532	1,672
Communications (2)	1,748	1,692
Printing and supplies	461	446
Regulatory assessments and FDIC insurance	1,548	3,001
Ad valorem taxes	1,012	1,005
Core deposit intangibles amortization	1,695	2,034
Professional fees	709	572
Other real estate	691	292
Other	2,219	2,108

Total noninterest expense	$40,459	$41,695

(1)	Includes stock-based compensation expense of $1.2 million and $708,000 for the three months ended March 31, 2012 and 2011, respectively.
(2)	Communications expense includes telephone, data circuits, postage and courier expenses.

Income Taxes

Income tax expense increased $1.7 million to $18.7 million for the quarter ended March 31, 2012 compared with $17.0 million for the same period in 2011. The increase was primarily attributable to higher pretax net earnings for the quarter ended March 31, 2012 compared with the same period in 2011. The Company’s effective tax rate for the three months ended March 31, 2012 was 33.9% compared with 33.4% for the same period in 2011.

FINANCIAL CONDITION

Loan Portfolio

Total loans were $3.87 billion at March 31, 2012, an increase of $109.0 million or 2.9% compared with $3.77 billion at December 31, 2011. Outstanding loans at March 31, 2012 comprised 42.4% of average earning assets for the quarter ended March 31, 2012.

The following table summarizes the loan portfolio of the Company by type of loan as of March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$442,559	11.4%	$406,433	10.8%
Real estate:
Construction and land development	484,295	12.5	482,140	12.8
1-4 family residential	1,036,318	26.7	1,007,266	26.7
Home equity	149,597	3.9	146,999	3.9
Commercial real estate	1,379,242	35.6	1,351,986	35.9
Agriculture real estate (farmland)	144,399	3.7	136,008	3.6
Multi-family residential	94,683	2.4	89,240	2.4
Agriculture	34,075	0.9	34,226	0.9
Consumer (net of unearned discount)	76,393	2.0	78,187	2.1
Other	33,301	0.9	33,421	0.9

Total loans	$3,874,862	100.0%	$3,765,906	100.0%

Nonperforming Assets

The Company had $14.9 million in nonperforming assets at March 31, 2012 and $12.1 million in nonperforming assets at December 31, 2011, an increase of $2.8 million or 23.4%. The ratio of nonperforming assets to loans and other real estate was 0.38% at March 31, 2012 compared with 0.32% at December 31, 2011.

The Company generally places a loan on nonaccrual status and ceases accruing interest when the payment of principal or interest is delinquent for 90 days, or earlier in some cases, unless the loan is in the process of collection and the underlying collateral fully supports the carrying value of the loan. The Company generally charges off loans before attaining nonaccrual status.

The following table presents information regarding past due loans and nonperforming assets as of the dates indicated:

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Nonaccrual loans	$7,142	$3,578

Total nonperforming loans	7,142	3,578
Repossessed assets	13	146
Other real estate	7,718	8,328

Total nonperforming assets	$14,873	$12,052

Nonperforming assets to total loans and other real estate	0.38%	0.32%
Nonperforming assets to average earning assets	0.16%	0.15%

Allowance for Credit Losses

Management actively monitors the Company’s asset quality and provides specific loss allowances when necessary. The allowance for credit losses is a reserve established through charges to earnings in the form of a provision for credit losses. Loans are charged off against the allowance for credit losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. As of March 31, 2012, the allowance for credit losses amounted to $51.6 million or 1.33% of total loans compared with $51.6 million or 1.37% of total loans at December 31, 2011.

Set forth below is an analysis of the allowance for credit losses as of and for the three months ended March 31, 2012 and as of and for the year ended December 31, 2011:

	As of and for the Three Months Ended March 31, 2012	As of and for the Year Ended December 31, 2011
	(Dollars in thousands)
Average loans outstanding	$3,818,991	$3,648,701

Gross loans outstanding at end of period	$3,874,862	$3,765,906

Allowance for credit losses at beginning of period	$51,594	$51,584
Provision for credit losses	150	5,200
Charge-offs:
Commercial and industrial	(78)	(1,694)
Real estate and agriculture	(101)	(3,927)
Consumer and other	(203)	(1,229)
Recoveries:
Commercial and industrial	93	481
Real estate and agriculture	11	472
Consumer and other	176	707

Net charge-offs	(102)	(5,190)

Allowance for credit losses at end of period	$51,642	$51,594

Ratio of allowance to end of period loans	1.33%	1.37%
Ratio of net charge-offs to average loans (annualized)	0.01%	0.14%
Ratio of allowance to end of period nonperforming loans	723.1%	1,442.0%

Securities

The following table summarizes the amortized cost of securities as of the dates shown (available for sale securities are not adjusted for unrealized gains or losses):

	March 31, 2012	December 31, 2011
	(In thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$8,707	$8,696
States and political subdivisions	70,871	74,974
Corporate debt securities	2,992	2,990
Collateralized mortgage obligations	239,636	282,565
Mortgage-backed securities	5,284,593	4,248,796
Qualified School Constructions Bonds (QSCB)	12,900	12,900
Equity securities	7,288	7,288

Total amortized cost	$5,626,987	$4,638,209

Total fair value	$5,793,187	$4,815,304

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

As of March 31, 2012, the Company does not intend to sell any debt securities and management believes that the Company more likely than not will not be required to sell any debt securities before their anticipated recovery, at which time the Company will receive full value for the securities. Furthermore, as of March 31, 2012, management does not have the intent to sell any of its securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of March 31, 2012, management believes any impairment in the Company’s securities are temporary and no impairment loss has been realized in the Company’s consolidated statements of income.

The following table presents the amortized cost and fair value of securities classified as available for sale at March 31, 2012:

	0000000000	0000000000	0000000000	0000000000
	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$35,845	$2,079	$(8)	$37,916
Corporate debt securities and other	8,780	450	—	9,230
Collateralized mortgage obligations	742	—	(15)	727
Mortgage-backed securities	233,607	17,098	(62)	250,643

Total	$278,974	$19,627	$(85)	$298,516

Held to Maturity
U.S. Treasury securities and obligations of U.S. government agencies	$8,707	$351	$—	$9,058
States and political subdivisions (including QSCB)	47,926	3,294	(117)	51,103
Corporate debt securities and other	1,500	102	—	1,602
Collateralized mortgage obligations	238,894	4,795	(122)	243,567
Mortgage-backed securities	5,050,986	143,368	(5,013)	5,189,341

Total	$5,348,013	$151,910	$(5,252)	$5,494,671

The amortized cost and fair value of investment securities as of December 31, 2011 are as follows:

	0000000000	0000000000	0000000000	0000000000
	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$37,060	$2,022	$(6)	$39,076
Collateralized mortgage obligations	786	—	(21)	765
Mortgage-backed securities	254,965	18,307	(66)	273,206
Other securities	8,778	491	—	9,269

Total	$301,589	$20,820	$(93)	$322,316

Held to Maturity
U.S. Treasury securities and obligations of U.S. government agencies	$8,696	$455	$—	$9,151
States and political subdivisions (including QSCB)	50,814	3,324	(284)	53,854
Corporate debt securities	1,500	114	—	1,614
Collateralized mortgage obligations	281,778	5,009	(150)	286,637
Mortgage-backed securities	3,993,832	147,991	(91)	4,141,732

Total	$4,336,620	$156,893	$(525)	$4,492,988

Premises and Equipment

Premises and equipment, net of accumulated depreciation, totaled $162.7 million at March 31, 2012 and $159.7 million at December 31, 2011.

Deposits

Total deposits were $8.54 billion at March 31, 2012 compared with $8.06 billion at December 31, 2011, an increase of $484.2 million or 6.0%. At March 31, 2012, noninterest-bearing deposits accounted for approximately 24.4% of total deposits compared with 24.5% of total deposits at December 31, 2011. Interest-bearing deposits totaled $6.46 billion or 75.6% of total deposits at March 31, 2012 compared with $6.09 billion or 75.5% of total deposits at December 31, 2011.

The following table summarizes the daily average balances and weighted average rates paid on deposits for the periods indicated below:

	Three Months Ended March 31, 2012		Year Ended December 31, 2011
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Interest-bearing demand	$1,694,240	0.49%	$1,393,501	0.53%
Regular savings	530,032	0.20	472,983	0.32
Money market savings	2,262,316	0.41	1,948,752	0.53
Time deposits	1,971,071	0.84	2,135,858	1.02

Total average interest-bearing deposits	6,457,659	0.55	5,951,094	0.69
Noninterest-bearing deposits	1,970,942	—	1,800,102	—

Total average deposits	$8,428,601	0.42%	$7,751,196	0.53%

Other Borrowings

The Company utilizes borrowings to supplement deposits to fund its lending and investment activities. Borrowings consist of funds from the Federal Home Loan Bank (“FHLB”) and correspondent banks. FHLB advances are considered short-term, overnight borrowings. At March 31, 2012, the Company had $515.0 million in FHLB advances compared with no FHLB advances at December 31, 2011. The highest outstanding balance of FHLB advances during the first quarter of 2012 was $725.0 million compared with $474.0 million for the year ended December 31, 2011. The average rate paid on FHLB advances for the quarter ended March 31, 2012 was 0.04%. At March 31, 2012, the Company had $12.5 million in FHLB long-term notes payable compared with $12.8 million at December 31, 2011. The weighted average interest rate paid on the FHLB notes payable at March 31, 2012 was 5.3%. The maturity dates on the FHLB notes payable range from the years 2013 to 2028 and have interest rates ranging from 4.1% to 6.1%. FHLB borrowings are available to the Company under a security and pledge agreement. At March 31, 2012, the Company had total funds of $3.84 billion available under this agreement, of which $527.5 million was outstanding.

At March 31, 2012, the Company had $58.5 million in overnight securities sold under repurchase agreements compared with $54.9 million at December 31, 2011, an increase of $3.6 million or 6.6%, with average rates paid of 0.28% and 0.54%, respectively.

The following table presents the Company’s borrowings at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
FHLB advances	$515,000	$—
FHLB long-term notes payable	12,536	12,790

Total other borrowings	527,536	12,790
Securities sold under repurchase agreements	58,481	54,883

Total	$586,017	$67,673

Junior Subordinated Debentures

At March 31, 2012 and December 31, 2011, the Company had outstanding $85.1 million in junior subordinated debentures issued to the Company’s unconsolidated subsidiary trusts.

A summary of pertinent information related to the Company’s seven issues of junior subordinated debentures outstanding at March 31, 2012 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate(1)	Junior Subordinated Debt Owed to Trusts	Maturity Date(2)
Prosperity Statutory Trust II	July 31, 2001	$15,000,000	3 month LIBOR + 3.58%, not to exceed 12.50%	$15,464,000	July 31, 2031
Prosperity Statutory Trust III	Aug. 15, 2003	12,500,000	3 month LIBOR + 3.00%	12,887,000	Sept. 17, 2033
Prosperity Statutory Trust IV	Dec. 30, 2003	12,500,000	3 month LIBOR + 2.85%	12,887,000	Dec. 30, 2033
SNB Capital Trust IV(3)	Sept. 25, 2003	10,000,000	3 month LIBOR + 3.00%	10,310,000	Sept. 25, 2033
TXUI Statutory Trust II(4)	Dec. 19, 2003	5,000,000	3 month LIBOR + 2.85%	5,155,000	Dec. 19, 2033
TXUI Statutory Trust III(4)	Nov. 30, 2005	15,500,000	3 month LIBOR + 1.39%	15,980,000	Dec. 15, 2035
TXUI Statutory Trust IV(4)	Mar. 31, 2006	12,000,000	3 month LIBOR + 1.39%	12,372,000	June 30, 2036

				$85,055,000

(1)	The 3-month LIBOR in effect as of March 31, 2012 was 0.468%.
(2)	All debentures are callable five years from issuance date.
(3)	Assumed in connection with the SNB acquisition on April 1, 2006.
(4)	Assumed in connection with the TXUI acquisition on January 31, 2007.

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

As of March 31, 2012, the Company had outstanding $472.4 million in commitments to extend credit and $15.5 million in commitments associated with outstanding standby letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

The Company has no exposure to future cash restrictions associated with known uncertainties or capital expenditures of a material nature.

Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of March 31, 2012, the Company had cash and cash equivalents of $151.9 million compared with $213.4 million at December 31, 2011, a decrease of $61.5 million. The decrease was primarily due to purchases of securities of $1.38 billion and an increase in loans of $85.1 million, offset by an increase in deposits of $413.8 million, proceeds from the maturities and repayments of securities of $377.0 million, net earnings of $36.5 million, an increase in other assets and accrued interest receivable of $24.6 million and net proceeds from short-term borrowings of $515.0 million.

Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of March 31, 2012 (other than deposit obligations). The payments do not include pre-payment options that may be available to the Company. The Company’s future cash payments associated with its contractual obligations pursuant to its junior subordinated debentures, FHLB advances and long-term notes payable and operating leases as of March 31, 2012 are summarized below. Payments for junior subordinated debentures include interest of $54.0 million that will be paid over future periods. Future interest payments were calculated using the current rate in effect at March 31, 2012. The current principal balance of the junior subordinated debentures at March 31, 2012 was $85.1 million. Payments for FHLB borrowings include interest of $3.3 million that will be paid over the future periods. Payments related to leases are based on actual payments specified in underlying contracts.

	Payments due in:
	Remaining Fiscal 2012	Fiscal 2013-2014	Fiscal 2015-2016	Thereafter	Total
	(Dollars in thousands)
Junior subordinated debentures	$1,884	$5,024	$5,024	$127,159	$139,091
Federal Home Loan Bank borrowings	516,126	3,258	3,456	8,002	530,842
Operating leases	3,872	7,727	3,125	517	15,241

Total	$521,882	$16,009	$11,605	$135,678	$685,174

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

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit as of March 31, 2012 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Remaining Fiscal 2012	Fiscal 2013-2014	Fiscal 2015-2016	Thereafter	Total
	(Dollars in thousands)
Standby letters of credit	$9,716	$5,699	$122	$—	$15,537
Commitments to extend credit	195,980	102,365	8,925	165,168	472,438

Total	$205,696	$108,064	$9,047	$165,168	$487,975

Capital Resources

Total shareholders’ equity was $1.61 billion at March 31, 2012 compared with $1.57 billion at December 31, 2011, an increase of $42.3 million or 2.7%. The increase was due primarily to net earnings of $36.5 million, the issuance of common stock in connection with the exercise of stock options and restricted stock awards of $1.9 million and the issuance of common stock in connection with the acquisition of Texas Bankers of $12.7 million, which was partially offset by dividends paid of $9.2 million for the three months ended March 31, 2012.

Both the Board of Governors of the Federal Reserve System with respect to the Company, and the Federal Deposit Insurance Corporation (“FDIC”) with respect to the Bank, have established certain minimum risk-based capital standards that apply to bank holding companies and federally insured banks. The following table sets forth the Company’s total risk-based capital, Tier 1 risk-based capital and Tier 1 to average assets (leverage) ratios as of March 31, 2012:

Consolidated Capital Ratios:
Total capital (to risk weighted assets)	16.80%
Tier 1 capital (to risk weighted assets)	15.70%
Tier 1 capital (to average assets)	7.68%

As of March 31, 2012, the Bank’s risk-based capital ratios were above the levels required for the Bank to be designated as “well capitalized” by the FDIC. To be designated as “well capitalized”, the minimum ratio requirements for the Bank’s total risk-based capital, Tier 1 risk-based capital and Tier 1 to average assets (leverage) capital ratios must be 10.0%, 6.0% and 5.0%, respectively. The following table sets forth the Bank’s total risk-based capital, Tier 1 risk-based capital, and Tier 1 to average assets (leverage) capital ratios as of March 31, 2012:

Capital Ratios (Bank Only):
Total capital (to risk weighted assets)	16.52%
Tier 1 capital (to risk weighted assets)	15.41%
Tier 1 capital (to average assets)	7.53%

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company manages market risk, which for the Company is primarily interest rate volatility, through its Asset Liability Committee which is composed of senior officers of the Company, in accordance with policies approved by the Company’s Board of Directors.

The Company uses simulation analysis to examine the potential effects of market changes on net interest income and market value. The Company considers macroeconomic variables, Company strategy, liquidity and other factors as it quantifies market risk. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Interest Rate Sensitivity and Liquidity” which was filed with the Securities and Exchange Commission on February 29, 2012 for further discussion.

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a.	Not applicable

b.	Not applicable

c.	Not applicable

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

Not applicable

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267) (the “Registration Statement”))

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

3.3	Amended and Restated Bylaws of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 19, 2007)

4.1	Form of certificate representing shares of the Company’s common stock (incorporated by reference to Exhibit 4 to the Registration Statement)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive Financial Data

*	Filed with this Quarterly Report on Form 10-Q.
**	Furnished with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPERITY BANCSHARES, INC. ®
(Registrant)

Date:	05/09/12	/s/ David Zalman
David Zalman
Chief Executive Officer

Date:	05/09/12	/s/ David Hollaway
David Hollaway
Chief Financial Officer