Form 10-Q
period 2012-06-30
PROSPERITY BANCSHARES INC
filed 2012-08-09
CIK 1068851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

As of August 1, 2012, there were 56,050,410 outstanding shares of the registrant’s Common Stock, par value $1.00 per share.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

PROSPERITY BANCSHARES, INC®. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2012	December 31, 2011
	(In thousands, except share data)
ASSETS
Cash and due from banks	$152,430	$212,800
Federal funds sold	133	642

Total cash and cash equivalents	152,563	213,442
Interest-bearing time deposits in other financial institutions	248	—
Securities available for sale, at fair value (amortized cost of $255,026 and $301,589, respectively)	272,735	322,316
Securities held to maturity, at cost (fair value of $5,294,279 and $4,492,988, respectively)	5,127,309	4,336,620
Loans held for investment	3,950,332	3,765,906
Allowance for credit losses	(50,382)	(51,594)

Loans, net	3,899,950	3,714,312
Accrued interest receivable	30,210	29,405
Goodwill	932,965	924,537
Core deposit intangibles, net of accumulated amortization of $61,448 and $58,158, respectively	17,706	20,996
Bank premises and equipment, net	166,273	159,656
Other real estate owned	10,236	8,328
Bank Owned Life Insurance (BOLI)	55,525	50,029
Federal Home Loan Bank stock	44,236	11,601
Other assets	30,395	31,429

TOTAL ASSETS	$10,737,351	$9,822,671

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$2,083,910	$1,972,226
Interest-bearing	6,310,672	6,088,028

Total deposits	8,394,582	8,060,254
Other borrowings	437,278	12,790
Securities sold under repurchase agreements	122,743	54,883
Accrued interest payable	2,131	2,803
Other liabilities	51,745	39,621
Junior subordinated debentures	85,055	85,055

Total liabilities	9,093,534	8,255,406

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $1 par value; 200,000,000 shares authorized; 47,510,663 and 46,947,415 shares issued at June 30, 2012 and December 31, 2011, respectively; 47,473,575 and 46,910,327 shares outstanding at June 30, 2012 and December 31, 2011, respectively	47,511	46,947
Capital surplus	906,545	883,575
Retained earnings	678,857	623,878
Accumulated other comprehensive income — net unrealized gain on available for sale securities, net of tax of $6,198 and $7,254, respectively	11,511	13,472
Less treasury stock, at cost, 37,088 shares	(607)	(607)

Total shareholders’ equity	1,643,817	1,567,265

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,737,351	$9,822,671

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$54,793	$53,703	$108,010	$105,903
Securities	38,072	41,919	76,393	83,123
Federal funds sold and other temporary investments	9	30	87	35

Total interest income	92,874	95,652	184,490	189,061

INTEREST EXPENSE:
Deposits	8,083	11,064	16,874	22,576
Junior subordinated debentures	648	598	1,311	1,745
Securities sold under repurchase agreements	59	110	96	179
Note payable and federal funds sold	418	250	697	518

Total interest expense	9,208	12,022	18,978	25,018

NET INTEREST INCOME	83,666	83,630	165,512	164,043
PROVISION FOR CREDIT LOSSES	600	1,400	750	3,100

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	83,066	82,230	164,762	160,943

NONINTEREST INCOME:
Customer service fees	11,891	12,546	23,557	24,588
Other	1,765	984	4,044	2,809

Total noninterest income	13,656	13,530	27,601	27,397

NONINTEREST EXPENSE:
Salaries and employee benefits	23,572	23,994	46,824	47,198
Net occupancy expense	3,492	3,547	7,049	7,195
Depreciation expense	2,028	2,037	4,063	4,058
Debit card, data processing and software amortization	1,906	1,780	3,438	3,452
Core deposit intangible amortization	1,595	1,943	3,290	3,977
Other	8,195	9,213	16,583	18,329

Total noninterest expense	40,788	42,514	81,247	84,209

INCOME BEFORE INCOME TAXES	55,934	53,246	111,116	104,131
PROVISION FOR INCOME TAXES	18,962	18,154	37,657	35,161

NET INCOME	$36,972	$35,092	$73,459	$68,970

EARNINGS PER SHARE
Basic	$0.78	$0.75	$1.55	$1.47

Diluted	$0.78	$0.75	$1.55	$1.47

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Net income	$36,972	$35,092	$73,459	$68,970
Other comprehensive (loss) income, before tax:
Securities available for sale:
Change in unrealized (loss) gain during period	(1,833)	2,559	(3,018)	1,640

Total other comprehensive (loss) income	(1,833)	2,559	(3,018)	1,640
Deferred tax benefit (expense) related to other comprehensive income	642	(897)	1,057	(573)

Other comprehensive (loss) income, net of tax	(1,191)	1,642	(1,961)	1,067

Comprehensive income	$35,781	$36,754	$71,497	$70,037

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Capital	Retained	Accumulated Other Comprehensive	Treasury	Total Shareholders’
	Shares	Amount	Surplus	Earnings	Income	Stock	Equity
	(Amounts in thousands, except share and per share data)
BALANCE AT JANUARY 1, 2012	46,947,415	$46,947	$883,575	$623,878	$13,472	$(607)	$1,567,265
Net income				73,459			73,459
Other comprehensive loss					(1,961)		(1,961)
Common stock issued in connection with the exercise of stock options and restricted stock awards	112,948	113	2,353				2,466
Common stock issued in connection with the acquisition of Texas Bankers, Inc.	314,953	315	12,393				12,708
Common stock issued in connection with the acquisition of The Bank Arlington	135,347	136	6,063				6,199
Stock based compensation expense			2,161				2,161
Cash dividends declared, $0.39 per share				(18,480)			(18,480)

BALANCE AT JUNE 30, 2012	47,510,663	$47,511	$906,545	$678,857	$11,511	$(607)	$1,643,817

BALANCE AT JANUARY 1, 2011	46,721,114	$46,721	$876,050	$515,871	$14,304	$(607)	$1,452,339
Net income				68,970			68,970
Other comprehensive income					1,067		1,067
Common stock issued in connection with the exercise of stock options and restricted stock awards	204,418	205	3,816				4,021
Stock based compensation expense			1,643				1,643
Cash dividends declared, $0.35 per share				(16,392)			(16,392)

BALANCE AT JUNE 30, 2011	46,925,532	$46,926	$881,509	$568,449	$15,371	$(607)	$1,511,648

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2012	2011
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$73,459	$68,970
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,353	8,035
Stock based compensation expense	2,161	1,643
Net accretion of discount on loans and deposits	(790)	(21)
Provision for credit losses	750	3,100
Net amortization of premium on investments	21,474	12,862
Net (gain) loss on sale of other real estate	(253)	526
Net gain on sale of premises and equipment	(63)	(360)
Net (increase) decrease in accrued interest receivable and other assets	(32,408)	5,898
Net increase in accrued interest payable and other liabilities	12,665	9,997

Net cash provided by operating activities	84,981	110,650

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of securities held to maturity	732,832	590,984
Purchase of securities held to maturity	(1,545,313)	(678,500)
Proceeds from maturities, sales and principal paydowns of securities available for sale	956,913	751,747
Purchase of securities available for sale	(909,999)	(700,000)
Net increase in loans held for investment	(144,906)	(189,803)
Purchase of bank premises and equipment	(6,546)	(5,528)
Net proceeds from sale of bank premises, equipment and other real estate	7,385	8,869
Cash and cash equivalents acquired in the purchase of Texas Bankers, Inc.	44,550	—
Cash and cash equivalents acquired in the purchase of The Bank Arlington	12,037	—

Net cash used in investing activities	(853,048)	(222,231)

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2012	2011
	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	82,171	115,566
Net increase in interest-bearing deposits	148,683	97,452
Net repayments of long-term debt	(512)	(593)
Redemption of junior subordinated debentures	—	(7,210)
Net proceeds from (repayments of) short-term debt	425,000	(125,000)
Net increase in securities sold under repurchase agreements	67,860	30,629
Proceeds from exercise of stock options	2,466	4,021
Payments of cash dividends	(18,480)	(16,392)

Net cash provided by financing activities	707,188	98,473

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(60,879)	$(13,108)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	213,442	159,368

CASH AND CASH EQUIVALENTS, END OF PERIOD	$152,563	$146,260

NONCASH ACTIVITIES:
Stock issued in connection with the Texas Bankers, Inc. acquisition	$12,708	—
Stock issued in connection with The Bank Arlington acquisition	6,199	—

SUPPLEMENTAL DISCLOSURES:
Cash paid for income taxes	$36,737	$34,458
Cash paid for interest	19,651	25,835
Noncash investing and financing activities – acquisition of real estate through foreclosure of collateral	9,311	7,948

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

1. BASIS OF PRESENTATION

The interim consolidated financial statements include the accounts of Prosperity Bancshares, Inc.® (the “Company”) and its wholly-owned subsidiaries, Prosperity Bank® (the “Bank”) and Prosperity Holdings of Delaware, LLC. All inter-company transactions and balances have been eliminated.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Operating results for the six-month period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or any other period.

2. INCOME PER COMMON SHARE

The following table illustrates the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Net income available to common shareholders	$36,972	$35,092	$73,459	$68,970

Weighted average common shares outstanding	47,456	46,864	47,347	46,799
Potential dilutive common shares	152	193	161	202

Weighted average common shares and equivalents outstanding	47,608	47,057	47,508	47,001

Basic earnings per common share	$0.78	$0.75	$1.55	$1.47

Diluted earnings per common share	$0.78	$0.75	$1.55	$1.47

The incremental shares for the assumed exercise of the outstanding options were determined by application of the treasury stock method. There were no stock options outstanding during the quarter ended June 30, 2012 or 2011 that would have had an anti-dilutive effect on the above computation.

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

JUNE 30, 2012

(UNAUDITED)

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

ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350)—Testing Goodwill for Impairment.” ASU 2011-08 amends Topic 350, “Intangibles – Goodwill and Other,” to give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. ASU 2011-08 became effective for the Company on January 1, 2012 and the Company is currently evaluating the impact of the adoption on its financial statements.

ASU 2011-11, “Balance Sheet (Topic 210)—”Disclosures about Offsetting Assets and Liabilities.” ASU 2011-11 amends Topic 210, “Balance Sheet,” to require an entity to disclose both gross and net information about financial instruments, such as sales and repurchase agreements and reverse sale and repurchase agreements and securities borrowing/lending arrangements, and derivative instruments that are eligible for offset in the statement of financial position and/or subject to a master netting arrangement or similar agreement. ASU 2011-11 is effective for annual and interim periods beginning on January 1, 2013, and is not expected to have a significant impact on the Company’s financial statements.

ASU 2011-12 “Comprehensive Income (Topic 220)—Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” ASU 2011-12 defers changes in ASU 2011-05 that relate to the presentation of reclassification adjustments to allow the FASB time to redeliberate whether to require presentation of such adjustments on the face of the financial statements to show the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. ASU 2011-12 allows entities to continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect before ASU 2011-05. All other requirements in ASU 2011-05 are not affected by ASU 2011-12. ASU 2011-12 became effective for the Company on January 1, 2012. In connection with the application of ASU 2011-05, the Company’s financial statements now include a separate statement of comprehensive income.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The loan portfolio consists of various types of loans made principally to borrowers located in South Texas, Houston, Central Texas, Bryan/College Station, East Texas and Dallas/Fort Worth and is classified by major type as follows:

	June 30, 2012	December 31, 2011
	(Dollars in thousands)
Commercial and industrial	$459,673	$406,433
Real estate:
Construction and land development	466,884	482,140
1-4 family residential	1,084,936	1,007,266
Home equity	154,147	146,999
Commercial mortgage	1,389,292	1,351,986
Agriculture real estate	147,482	136,008
Multi-family residential	95,495	89,240
Agriculture	44,980	34,226
Consumer (net of unearned discount)	75,209	78,187
Other	32,234	33,421

Total	$3,950,332	$3,765,906

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

(ii) Commercial Mortgages. The Company makes commercial mortgage loans collateralized by owner-occupied and non-owner-occupied real estate to finance the purchase of real estate. The Company’s commercial mortgage loans are collateralized by first liens on real estate, typically have variable interest rates (or five year or less fixed rates) and amortize over a 15 to 20 year period. Payments on loans secured by such properties are often dependent on the successful operation or management of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than other types of loans. The Company seeks to minimize these risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition in connection with underwriting these loans. The underwriting analysis also includes credit verification, analysis of global cash flow, appraisals and a review of the financial condition of the borrower. At June 30, 2012, approximately 43.4% of the outstanding principal balance of the Company’s commercial real estate loans was secured by owner-occupied properties. At June 30, 2012, the Company had commercial real estate loans totaling $1.48 billion, which include the categories of commercial mortgage loans and multi-family residential loans.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

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

(iv) Construction and Land Development Loans. The Company makes loans to finance the construction of residential and, to a lesser extent, nonresidential properties. Construction loans generally are collateralized by first liens on real estate and have floating interest rates. The Company conducts periodic inspections, either directly or through an agent, prior to approval of periodic draws on these loans. Underwriting guidelines similar to those described above are also used in the Company’s construction lending activities. Construction loans involve additional risks attributable to the fact that loan funds are advanced upon the security of a project under construction, and the project is of uncertain value prior to its completion. Because of uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation on real property, it can be difficult to accurately evaluate the total funds required to complete a project and the related loan to value ratio. As a result of these uncertainties, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If the Company is forced to foreclose on a project prior to completion, there is no assurance that the Company will be able to recover all of the unpaid portion of the loan. In addition, the Company may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time. While the Company has underwriting procedures designed to identify what it believes to be acceptable levels of risks in construction lending, no assurance can be given that these procedures will prevent losses from the risks described above. At June 30, 2012, approximately 14.3% of the outstanding principal balance of the Company’s construction and land development loans was secured by owner-occupied properties. At June 30, 2012, the Company had construction and land development loans totaling $466.9 million

(v) Agriculture Loans. The Company provides agriculture loans for short-term crop production, including rice, cotton, milo and corn, farm equipment financing and agriculture real estate financing. The Company evaluates agriculture borrowers primarily based on their historical profitability, level of experience in their particular agriculture industry, overall financial capacity and the availability of secondary collateral to withstand economic and natural variations common to the industry. Because agriculture loans present a higher level of risk associated with events caused by nature, the Company routinely makes on-site visits and inspections in order to identify and monitor such risks.

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

JUNE 30, 2012

(UNAUDITED)

The Company maintains an independent loan review department that reviews and validates the credit risk program on a periodic basis. Results of these reviews are presented to management. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as the Company’s policies and procedures.

Concentrations of Credit. Most of the Company’s lending activity occurs within the State of Texas, including the four largest metropolitan areas of Austin, Dallas/Ft. Worth, Houston and San Antonio. The majority of the Company’s loan portfolio consists of commercial real estate loans, 1-4 family real estate loans and commercial and industrial loans. As of June 30, 2012 and December 31, 2011, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

Foreign Loans. The Company has U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at June 30, 2012 or December 31, 2011.

Related Party Loans. As of June 30, 2012 and December 31, 2011, loans outstanding to directors, officers and their affiliates totaled $6.7 million and $9.8 million, respectively. All transactions entered into between the Company and such related parties are done in the ordinary course of business, made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related party loans is as follows:

	Six Months Ended June 30, 2012	Year Ended December 31, 2011
	(Dollars in thousands)
Beginning balance	$9,809	$12,783
New loans and reclassified related loans	405	4,168
Repayments	(3,551)	(7,142)

Ending balance	$6,663	$9,809

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

JUNE 30, 2012

(UNAUDITED)

The Company requires appraisals on loans collateralized by real estate. With respect to potential problem loans, an evaluation of the borrower’s overall financial condition is made to determine the need, if any, for possible writedowns or appropriate additions to the allowance for credit losses.

As of the dates indicated, nonaccrual loans, segregated by class of loans, were as follows:

	June 30, 2012	December 31, 2011
	(Dollars in thousands)
Construction and land development	$121	$1,175
Agriculture and agriculture real estate	44	49
1-4 family (includes home equity)	622	923
Commercial real estate (commercial mortgage and multi-family residential)	474	790
Commercial and industrial	358	633
Consumer and other	5	8

Total	$1,624	$3,578

An age analysis of past due loans, segregated by class of loans, as of the dates indicated, was as follows:

	As of June 30, 2012
	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Accruing Loans 90 or More Days Past Due
	(Dollars in thousands)
Construction and land development	$1,217	$121	$1,338	$465,546	$—
Agriculture and agriculture real estate	294	8	302	192,160	—
1-4 family (includes home equity)	4,751	354	5,105	1,233,978	—
Commercial real estate (commercial mortgage and multi-family residential)	4,216	354	4,570	1,480,217	—
Commercial and industrial	737	90	827	458,846	—
Consumer and other	696	1	697	106,746	—

Total	$11,911	$928	$12,839	$3,937,493	$—

	As of December 31, 2011
	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Accruing Loans 90 or More Days Past Due
	(Dollars in thousands)
Construction and land development	$1,281	$111	$1,392	$480,748	$—
Agriculture and agriculture real estate	365	9	374	169,860	—
1-4 family (includes home equity)	1,527	314	1,841	1,152,424	—
Commercial real estate (commercial mortgage and multi-family residential)	5,630	390	6,020	1,435,206	—
Commercial and industrial	1,544	394	1,938	404,495	—
Consumer and other	89	—	89	111,519	—

Total	$10,436	$1,218	$11,654	$3,754,252	$—

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

The following table presents information regarding past due loans and nonperforming assets as of the dates indicated:

	June 30, 2012	December 31, 2011
	(Dollars in thousands)
Nonaccrual loans	$1,624	$3,578
Accruing loans 90 or more days past due	—	—

Total nonperforming loans	1,624	3,578
Repossessed assets	13	146
Other real estate	10,236	8,328

Total nonperforming assets	$11,873	$12,052

Nonperforming assets to total loans and other real estate	0.30%	0.32%

The Company’s conservative lending approach has resulted in sound asset quality. The Company had $11.9 million in nonperforming assets at June 30, 2012 compared with $12.1 million at December 31, 2011. If interest on nonaccrual loans had been accrued under the original loan terms, approximately $176,000 and $97,000 would have been recorded as income for the six months ended June 30, 2012 and 2011, respectively.

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

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

Impaired loans as of June 30, 2012 are set forth in the following table. No interest income was recognized on impaired loans subsequent to their classification as impaired.

	June 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment Quarter to Date	Average Recorded Investment Year to Date
	(Dollars in thousands)
With no related allowance recorded:
Construction and land development	$226	$227	$—	$251	$204
Agriculture and agriculture real estate	4	5	—	5	5
1-4 family (includes home equity)	396	460	—	368	350
Commercial real estate (commercial mortgage and multi-family residential)	362	384	—	934	845
Commercial and industrial	3	5	—	4	40
Consumer and other	—	—	—	—	—
With an allowance recorded:
Construction and land development	101	101	17	582	743
Agriculture and agriculture real estate	40	44	35	41	41
1-4 family (includes home equity)	234	247	220	417	504
Commercial real estate (commercial mortgage and multi-family residential)	2,759	2,770	1,026	3,960	2,801
Commercial and industrial	500	1,944	354	555	544
Consumer and other	6	18	5	6	6
Total:
Construction and land development	327	328	17	833	947
Agriculture and agriculture real estate	44	49	35	46	46
1-4 family (includes home equity)	630	707	220	785	854
Commercial real estate (commercial mortgage and multi-family residential)	3,121	3,154	1,026	4,894	3,646
Commercial and industrial	503	1,949	354	559	584
Consumer and other	6	18	5	6	6

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

Impaired loans as of December 31, 2011 are set forth in the following table. No interest income was recognized on impaired loans subsequent to their classification as impaired. The average recorded investment is reported on a year-to-date basis.

	December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
	(Dollars in thousands)
With no related allowance recorded:
Construction and land development	$111	$111	$—	$58
Agriculture and agriculture real estate	6	6	—	5
1-4 family (includes home equity)	313	344	—	291
Commercial real estate (commercial mortgage and multi-family residential)	668	705	—	637
Commercial and industrial	112	1,513	—	253
Consumer and other	—	—	—	3
With an allowance recorded:
Construction and land development	1,064	1,064	312	584
Agriculture and agriculture real estate	43	46	39	21
1-4 family (includes home equity)	677	731	362	663
Commercial real estate (commercial mortgage and multi-family residential)	483	485	165	309
Commercial and industrial	521	535	300	642
Consumer and other	8	20	8	18
Total:
Construction and land development	1,175	1,175	312	642
Agriculture and agriculture real estate	49	52	39	26
1-4 family (includes home equity)	990	1,075	362	954
Commercial real estate (commercial mortgage and multi-family residential)	1,151	1,190	165	946
Commercial and industrial	633	2,048	300	895
Consumer and other	8	20	8	21

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

JUNE 30, 2012

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

The following table presents risk grades and classified loans by class of loan at June 30, 2012. Classified loans include loans in risk grades 5, 6 and 7.

	Construction and Land Development	Agriculture and Agriculture Real Estate	1-4 Family (Includes Home Equity)	Commercial Real Estate (Commercial Mortgage and Multi- Family)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Grade 1	$—	$2,782	$—	$—	$44,760	$28,700	$76,242
Grade 2	460,205	189,520	1,223,678	1,448,873	410,662	78,601	3,811,539
Grade 3	1,620	109	9,150	13,698	3,255	—	27,832
Grade 4	4,732	7	5,625	19,095	493	136	30,088
Grade 5	327	44	611	3,121	493	5	4,601
Grade 6	—	—	19	—	10	1	30
Grade 7	—	—	—	—	—	—	—

Total	$466,884	$192,462	$1,239,083	$1,484,787	$459,673	$107,443	$3,950,332

The following table presents risk grades and classified loans by class of loan at December 31, 2011. Classified loans include loans in risk grades 5, 6 and 7.

	Construction and Land Development	Agriculture and Agriculture Real Estate	1-4 Family (Includes Home Equity)	Commercial Real Estate (Commercial Mortgage and Multi- Family)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Grade 1	$—	$3,319	$—	$—	$45,218	$31,602	$80,139
Grade 2	465,572	166,656	1,140,210	1,399,915	355,862	79,996	3,608,211
Grade 3	1,757	210	9,131	14,335	4,189	—	29,622
Grade 4	13,636	—	3,934	25,825	531	2	43,928
Grade 5	1,175	49	970	1,151	532	8	3,885
Grade 6	—	—	20	—	101	—	121
Grade 7	—	—	—	—	—	—	—

Total	$482,140	$170,234	$1,154,265	$1,441,226	$406,433	$111,608	$3,765,906

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

Net charge-offs/recoveries, segregated by class of loans, for the three and six months ended June 30, 2012 and 2011 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Construction and land development	$(1,179)	$(455)	$(1,201)	$(1,152)
1-4 family (includes home equity)	(90)	(157)	(141)	(383)
Commercial real estate and agriculture (includes multi-family)	(293)	(177)	(310)	(496)
Commercial and industrial	(180)	(271)	(165)	(486)
Consumer and other	(118)	(169)	(145)	(235)

Total	$(1,860)	$(1,229)	$(1,962)	$(2,752)

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

JUNE 30, 2012

(UNAUDITED)

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

•	for agriculture real estate loans, the experience and financial capability of the borrower, projected debt service coverage of the operations of the borrower and loan to value ratio; and

•

for non-real estate agriculture loans, the operating results, experience and financial capability of the borrower, historical and expected market conditions and the value, nature and marketability of collateral.

In addition, for each category, the Company considers secondary sources of income and the financial strength and credit history of the borrower and any guarantors.

At June 30, 2012, the allowance for credit losses totaled $50.4 million or 1.28% of total loans. At December 31, 2011, the allowance aggregated $51.6 million or 1.37% of total loans.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

The following table details the recorded investment in loans and activity in the allowance for credit losses by portfolio segment for the six months ended June 30, 2012. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Construction and Land Development	Agriculture and Agriculture Real Estate	1-4 Family (includes Home Equity)	Commercial Real Estate (Commercial) Mortgage and Multi-Family)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses:
Beginning balance	$12,094	$511	$12,645	$21,460	$3,826	$1,058	$51,594
Provision for credit losses	(828)	228	822	259	577	(308)	750
Charge-offs	(1,209)	—	(151)	(369)	(321)	(438)	(2,488)
Recoveries	8	3	10	56	156	293	526

Net charge-offs	(1,201)	3	(141)	(313)	(165)	(145)	(1,962)

Ending balance	10,065	742	13,326	21,406	4,238	605	50,382
Ending balance: individually evaluated for impairment	17	35	220	1,026	354	5	1,657

Ending balance: collectively evaluated for impairment	$10,048	$707	$13,106	$20,380	$3,884	$600	$48,725

Loans:
Ending balance: individually evaluated for impairment	327	44	630	3,121	503	6	4,631
Ending balance: collectively evaluated for impairment	466,577	192,418	1,238,453	1,481,666	459,170	107,437	3,945,701

Ending balance	$466,884	$192,462	$1,239,083	$1,484,787	$459,673	$107,443	$3,950,332

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

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

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

The Company had the following troubled debt restructurings outstanding as of the dates indicated:

	As of June 30, 2012			As of December 31, 2011
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Construction and land development	—	$—	$—	—	$—	$—
Agriculture and agriculture real estate	—	—	—	—	—	—
1-4 family (includes home equity)	4	109	72	4	109	84
Commercial real estate (commercial mortgage and multi-family)	1	2,560	2,481	2	5,264	5,171
Commercial and industrial	3	114	89	3	114	93
Consumer and other	—	—	—	—	—	—

Total	8	$2,783	$2,642	9	$5,487	$5,348

As of June 30, 2012, there have been no defaults on any loans that were modified as troubled debt restructurings during the preceding twelve months. Default is determined at 90 or more days past due. The modifications primarily related to extending the amortization periods of the loans, which includes loans modified during bankruptcy. The Company did not grant principal reductions on any restructured loan. Loans restructured during the six months ended June 30, 2012 on non-accrual status as of June 30, 2012 totaled $128,000. The remaining restructured loans are performing and accruing loans. These modifications did not have a material impact on the Company’s determination of the allowance for credit losses.

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

Fair Value Hierarchy

ASC Topic 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with ASC Topic 820, these inputs are summarized in the three broad levels listed below:

•

Level 1— Quoted prices in active markets for identical assets or liabilities. Level 1 assets include U.S. Treasury securities and CRA funds that are highly liquid and are actively traded in over-the-counter markets.

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

JUNE 30, 2012

(UNAUDITED)

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are subject to ASC Topic 820.

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	June 30, 2012
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available for sale securities (at fair value):
States and political subdivisions	$—	$37,305	$—	$37,305
Corporate debt securities and other	7,713	1,558	—	9,271
Collateralized mortgage obligations	—	674	—	674
Mortgage-backed securities	—	225,485	—	225,485

Total	$7,713	$265,022	$—	$272,735

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available for sale securities (at fair value):
States and political subdivisions	$—	$39,076	$—	$39,076
Corporate debt securities and other	7,656	1,613	—	9,269
Collateralized mortgage obligations	—	765	—	765
Mortgage-backed securities	—	273,206	—	273,206

Total	$7,656	$314,660	$—	$322,316

Certain assets and liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets measured at fair value on a non-recurring basis during the reported periods include certain impaired loans reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based on observable market data, typically in the case of real estate collateral. For the three months ended June 30, 2012, the Company had additions to impaired loans of $6.8 million, of which $3.2 million were outstanding at June 30, 2012.

Assets measured at fair value on a non-recurring basis during the reported periods also include other real estate owned and repossessed assets. For the three months ended June 30, 2012, the Company had additions to other real estate owned of $8.3 million, of which $4.7 million were outstanding at June 30, 2012. The remaining assets and liabilities measured at fair value on a non-recurring basis that were recorded in 2012 and remained outstanding at June 30, 2012 were not significant. During the reported periods, all fair value measurements for assets and liabilities measured at fair value on a non-recurring basis utilized Level 2 inputs based on observable market data. There were no transfers between Level 1 and Level 2 assets during the six months ended June 30, 2012.

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

JUNE 30, 2012

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

Loans Held for Investment—For fixed rate loans and certain homogeneous categories of loans (such as some residential mortgages and other consumer loans), fair value is estimated by discounting the future cash flows using the risk-free Treasury rate for the applicable maturity, adjusted for servicing and credit risk. An overall valuation adjustment is made for specific credit risks as well as general portfolio credit risk. The carrying value of variable rate loans approximates fair value because the loans reprice frequently to current market rates.

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

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

FASB ASC Topic 825, Financial Instruments, requires disclosure of the fair value of financial assets and financial liabilities, including those financial assets and financial liabilities that are not measured and reported at fair value on a recurring basis or non-recurring basis. The Company provides fair value estimates for loans not recorded at fair value. During the reported periods, fair value measurements for loans utilized Level 3 inputs. The estimated fair value is determined based on characteristics such as loan category, repricing features and remaining maturity, and includes prepayment and credit loss estimates. The model used to estimate fair value of loans employs a discount rate that reflects the Company’s current pricing for loans with similar characteristics and remaining maturity, adjusted by an amount for estimated credit losses inherent in the portfolio and liquidity risk, at the balance sheet date. The adjustment approximates 25 basis points for the reported periods. The rates take into account the expected yield curve, as well as an adjustment for prepayment risk, when applicable. The Company utilizes a third party to assist with its fair value measurements. Inputs used in the pricing model are validated by management.

All fair value measurements for remaining financial assets and financial liabilities utilized Level 2 inputs based on observable market data. The carrying amount and estimated fair value of the Company’s financial instruments, as of the dates indicated, are as follows:

	June 30, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial Assets:
Cash and due from banks	$152,430	$152,430	$212,800	$212,800
Federal funds sold	133	133	642	642
Interest-bearing time deposits in other financial institutions	248	248	—	—
Held to maturity securities	5,127,309	5,294,279	4,336,620	4,492,988
Available for sale securities	272,735	272,735	322,316	322,316
Loans held for investment, net of allowance for credit losses	3,899,950	3,977,716	3,714,312	3,814,858

Total	$9,452,805	$9,697,758	$8,586,690	$8,843,604

Financial liabilities:
Deposits	$8,394,582	$8,412,522	$8,060,254	$8,074,093
Junior subordinated debentures	85,055	71,717	85,055	71,001
Other borrowings	437,278	439,617	12,790	14,974
Securities sold under repurchase agreements	122,743	122,743	54,883	54,883

Total	$9,039,658	$9,046,599	$8,212,982	$8,214,951

The Company’s off-balance sheet commitments, which total $538.9 million at June 30, 2012, are funded at current market rates at the date they are drawn upon. It is management’s opinion that the fair value of these commitments would approximate their carrying value, if drawn upon.

The fair value estimates presented herein are based on pertinent information available to management at June 30, 2012. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein. .

Under ASC Topic 825, entities may choose to measure eligible financial instruments at fair value at specified election dates. The fair value measurement option (i) may be applied instrument by instrument, with certain exceptions, (ii) is generally irrevocable and (iii) is applied only to entire instruments and not to portions of instruments. Unrealized gains and losses on items for which the fair value measurement option has been elected must be reported in earnings at each subsequent reporting date. During the reported periods, the Company had no financial instruments measured at fair value under the fair value measurement option.

6. GOODWILL AND CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles (CDI) for the six months ended June 30, 2012 were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)
Balance as of December 31, 2011	$924,537	$20,996
Amortization	—	(3,290)
Acquisition of Texas Bankers, Inc.	5,867	—
Acquisition of The Bank Arlington	2,561	—

Balance as of June 30, 2012	$932,965	$17,706

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

Goodwill is recorded on the acquisition date of each entity. The Company may record subsequent adjustments to goodwill for amounts undeterminable at acquisition date, such as deferred taxes and real estate valuations, and therefore the goodwill amounts reflected in the table above may change accordingly. The Company initially records the total premium paid on acquisitions as goodwill. After finalizing the valuation, core deposit intangibles are identified and reclassified from goodwill to core deposit intangibles on the balance sheet. This reclassification has no effect on total assets or liabilities. Management performs an evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill and other intangibles has occurred. If any such impairment is determined, a write down is recorded. As of June 30, 2012, there were no impairments recorded on goodwill or other intangibles.

Although the Company completed the Texas Bankers, Inc. acquisition in January 2012 and The Bank Arlington acquisition in April 2012, the Company has not yet finalized the allocation of the purchase price.

Core deposit intangibles are amortized on an accelerated basis over their estimated lives, which the Company believes is between 8 and 10 years. Gross core deposit intangibles outstanding were $79.1 million at June 30, 2012 and December 31, 2011. Net core deposit intangibles outstanding were $17.7 million and $21.0 million at the same dates, respectively. Amortization expense related to intangible assets totaled $1.6 million and $1.9 million for the three months ended June 30, 2012 and 2011, respectively, and $3.3 million and $4.0 million for the six months ended June 30, 2012 and 2011, respectively. The estimated aggregate future amortization expense for intangible assets remaining as of June 30, 2012 is as follows (dollars in thousands):

Remaining 2012	$3,058
2013	4,465
2014	3,314
2015	2,804
2016	2,481
Thereafter	1,584

Total	$17,706

7. STOCK BASED COMPENSATION

At June 30, 2012, the Company had four stock-based employee compensation plans and one stock option plan assumed in connection with an acquisition under which no additional options will be granted. Two of the four plans adopted by the Company have expired and therefore no additional awards may be issued under those plans. The Company accounts for stock-based employee compensation plans using the fair value-based method of accounting in accordance with ASC Topic 718. ASC Topic 718 was effective for companies in 2006; however, the Company has been recognizing compensation expense since January 1, 2003. The Company recognized $2.2 million and $1.6 million in stock-based compensation expense for the six months ended June 30, 2012 and 2011, respectively, and $946,000 and $936,000 in stock-based compensation expense for the three months ended June 30, 2012 and 2011, respectively. There was approximately $745,000 and $548,000 of income tax benefit recorded for the stock-based compensation expense for the six months ended June 30, 2012 and 2011, respectively, and $326,000 and $314,000 of income tax benefit recorded for the stock-based compensation expense for the three months ended June 30, 2012 and 2011, respectively.

On February 22, 2012, the Company’s Board of Directors adopted the Prosperity Bancshares, Inc. 2012 Stock Incentive Plan (the “2012 Plan”), subject to approval by the Company’s shareholders. The Company’s shareholders approved the 2012 Plan at the annual meeting of shareholders on April 17, 2012. The 2012 Plan authorizes the issuance of up to 1,250,000 shares of common stock upon the exercise of options granted under the 2012 Plan or pursuant to the grant or exercise, as the case may be, of other awards granted under the 2012 Plan, including restricted stock, stock appreciation rights, phantom stock awards and performance awards. As of June 30, 2012, no options or other awards have been granted under the 2012 Plan.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

During 2004, the Company’s Board of Directors adopted the Prosperity Bancshares, Inc. 2004 Stock Incentive Plan (the “2004 Plan”) which authorizes the issuance of up to 1,250,000 shares of common stock pursuant to the exercise or grant, as the case may be, of awards under such plan and the shareholders approved the 2004 Plan in 2005. The Company has granted shares with forfeiture restrictions (“restricted stock”) to certain directors, officers and associates under the 2004 Plan. The awardee is not entitled to the shares until they vest, which is generally over a one to five year period, but the awardee is entitled to receive dividends on and vote the shares prior to vesting. The shares granted do not have a cost to the awardee and the only requirement of vesting is continued service to the Company. Compensation cost related to restricted stock is calculated based on the fair value of the shares at the date of grant. If the awardee leaves the Company before the shares vest, the unvested shares are forfeited. Options to purchase a total of 169,250 shares of common stock of the Company granted under the 2004 Plan were outstanding at June 30, 2012, of which 81,375 were exercisable. As of June 30, 2012, there were 393,396 shares of restricted stock outstanding with a weighted average grant date fair value of $37.53 per share. Remaining shares available for grant under the 2004 Plan totaled 530,375 at June 30, 2012.

Stock options are issued at the current market price on the date of the grant, subject to a pre-determined vesting period with a contractual term of 10 years. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. Stock-based compensation expense is recognized ratably over the requisite service period for all awards.

The fair value of options was estimated using an option-pricing model with the following weighted average assumptions:

	June 30,
	2012	2011
Expected life (years)	5.24	5.29
Risk free interest rate	3.68%	3.66%
Volatility	20.83%	20.99%
Dividend yield	1.27%	1.25%

A summary of changes in outstanding vested and unvested options during the six months ended June 30, 2012 is set forth below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Options outstanding, beginning of period	525	$28.18
Options granted	—	—
Options forfeited	(6)	31.63
Options exercised	(93)	26.64

Options outstanding, end of period	426	$28.43	3.63	$5,801

Options vested or expected to vest	414	$28.13	3.59	$5,749

Options exercisable, end of period	263	$27.38	2.81	$3,849

No options were granted during the six months ended June 30, 2012 or June 30, 2011. The total intrinsic value of the options exercised during the six month periods ended June 30, 2012 and 2011 was $1.7 million and $3.2 million, respectively. The total fair value of shares vested during the six month periods ended June 30, 2012 and 2011 was $68,000 and $144,000, respectively.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

A summary of changes in non-vested options is set forth below:

	Six Months Ended June 30,
	2012		2011
	Number of Options	Weighted Average Grant Date Fair Value	Number of Options	Weighted Average Grant Date Fair Value
	(In thousands)		(In thousands)
Non-vested options outstanding, beginning of period	177	$6.96	313	$6.89
Options granted	—	—	—	—
Non-vested options forfeited	(4)	6.76	—	—
Options vested	(9)	7.43	(23)	6.30

Non-vested options outstanding, end of period	164	$6.92	290	$6.93

The Company received $2.5 million and $4.0 million in cash from the exercise of stock options during the six month periods ended June 30, 2012 and 2011, respectively. There was no tax benefit realized from option exercises of the stock-based compensation arrangements during the six month periods ended June 30, 2012 and 2011.

As of June 30, 2012, there was $7.7 million of total unrecognized compensation expense related to non-vested stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.3 years.

8. SECURITIES

The carrying cost of securities totaled $5.40 billion at June 30, 2012 compared with $4.66 billion at December 31, 2011, an increase of $741.1 million or 15.9%. At June 30, 2012, securities represented 50.3% of total assets compared with 47.4% of total assets at December 31, 2011.

The following tables present the amortized cost and fair value of securities classified as available for sale at June 30, 2012:

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$35,418	$1,900	$(13)	$37,305
Corporate debt securities and other	8,782	489	—	9,271
Collateralized mortgage obligations	688	—	(14)	674
Mortgage-backed securities	210,138	15,407	(60)	225,485

Total	$255,026	$17,796	$(87)	$272,735

Held to Maturity
U.S. Treasury securities and obligations of U.S. government agencies	$8,719	$251	$—	$8,970
States and political subdivisions (including QSCB)	47,594	4,322	(106)	51,810
Corporate debt securities and other	1,500	59	—	1,559
Collateralized mortgage obligations	197,365	3,565	(132)	200,798
Mortgage-backed securities	4,872,131	159,014	(3)	5,031,142

Total	$5,127,309	$167,211	$(241)	$5,294,279

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

The amortized cost and fair value of investment securities as of December 31, 2011 are as follows:

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$37,060	$2,022	$(6)	$39,076
Collateralized mortgage obligations	786	—	(21)	765
Mortgage-backed securities	254,965	18,307	(66)	273,206
Corporate debt and other securities	8,778	491	—	9,269

Total	$301,589	$20,820	$(93)	$322,316

Held to Maturity
U.S. Treasury securities and obligations of U.S. government agencies	$8,696	$455	$—	$9,151
States and political subdivisions (including QSCB)	50,814	3,324	(284)	53,854
Corporate debt securities	1,500	114	—	1,614
Collateralized mortgage obligations	281,778	5,009	(150)	286,637
Mortgage-backed securities	3,993,832	147,991	(91)	4,141,732

Total	$4,336,620	$156,893	$(525)	$4,492,988

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

JUNE 30, 2012

(UNAUDITED)

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

As of June 30, 2012, the Company does not intend to sell any debt securities and management believes that the Company more likely than not will not be required to sell any debt securities before their anticipated recovery, at which time the Company will receive full value for the securities. Furthermore, as of June 30, 2012, management does not have the intent to sell any of its securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of June 30, 2012, management believes any impairment in the Company’s securities are temporary and no impairment loss has been realized in the Company’s consolidated statements of income.

Securities with unrealized losses segregated by length of time such securities have been in a continuous loss position at June 30, 2012 were as follows:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$372	$(3)	$505	$(10)	$877	$(13)
Collateralized mortgage obligations	—	—	674	(14)	674	(14)
Mortgage-backed securities	280	(1)	6,861	(59)	7,141	(60)

Total	$652	$(4)	$8,040	$(83)	$8,692	$(87)

Held to Maturity
States and political subdivisions	$3,091	$(69)	$1,688	$(37)	$4,779	$(106)
Collateralized mortgage obligations	1,985	(127)	131	(5)	2,116	(132)
Mortgage-backed securities	174	—	328	(3)	502	(3)

Total	$5,250	$(196)	$2,147	$(45)	$7,397	$(241)

The amortized cost and fair value of investment securities at June 30, 2012, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	June 30, 2012
	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$8,944	$9,114	$8,927	$9,417
Due after one year through five years	11,600	12,148	1,878	2,008
Due after five years through ten years	10,164	10,563	21,400	22,620
Due after ten years	27,105	30,514	11,995	12,531

Subtotal	57,813	62,339	44,200	46,576
Mortgage-backed securities and collateralized mortgage obligations	5,069,496	5,231,940	210,826	226,159

Total	$5,127,309	$5,294,279	$255,026	$272,735

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

The Company had no gain or loss on sale of securities for the three and six months ended June 30, 2012 compared with a net loss of $581,000 for the three and six months ended June 30, 2011. The Company sold two non-agency CMO’s with a total book value of $3.2 million due to a downgrade of the CMO’s to less than investment grade in the second quarter of 2011. As of June 30, 2012, the Company had eight non-agency CMO’s remaining with a total book value of $2.9 million and total market value of $2.8 million.

At June 30, 2012 and December 31, 2011, the Company did not own securities of any one issuer (other than the U.S. government and its agencies) for which aggregate adjusted cost exceeded 10% of the consolidated shareholders’ equity at such respective dates.

Securities with an amortized cost of $2.93 billion and $2.48 billion and a fair value of $3.04 billion and $2.57 billion at June 30, 2012 and December 31, 2011, respectively, were pledged to collateralize public deposits and for other purposes required or permitted by law.

9. CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ITEMS

Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of June 30, 2012 (other than deposit obligations). The payments do not include pre-payment options that may be available to the Company. The Company’s future cash payments associated with its contractual obligations pursuant to its junior subordinated debentures, FHLB borrowings and operating leases as of June 30, 2012 are summarized below. Payments for junior subordinated debentures include interest of $52.7 million that will be paid over the future periods. The future interest payments were calculated using the current rate in effect at June 30, 2012. The current principal balance of the junior subordinated debentures at June 30, 2012 was $85.1 million. Payments for FHLB borrowings include interest of $3.1 million that will be paid over the future periods. Payments related to leases are based on actual payments specified in underlying contracts.

	Payments due in:
	Remaining Fiscal 2012	Fiscal 2013-2014	Fiscal 2015-2016	Thereafter	Total
	(Dollars in thousands)
Junior subordinated debentures	$1,240	$4,958	$4,958	$126,630	$137,786
Federal Home Loan Bank borrowings	425,703	3,258	3,456	8,002	440,419
Operating leases	2,525	7,727	3,125	517	13,894

Total	$429,467	$15,943	$11,539	$135,150	$592,099

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

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit as of June 30, 2012 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	Remaining Fiscal 2012	Fiscal 2013-2014	Fiscal 2015-2016	Thereafter	Total
	(Dollars in thousands)
Standby letters of credit	$7,214	$7,839	$513	$—	$15,566
Commitments to extend credit	126,917	213,802	6,136	176,491	523,346

Total	$134,131	$221,641	$6,649	$176,491	$538,912

10. OTHER COMPREHENSIVE INCOME (LOSS)

The tax effects allocated to each component of other comprehensive income (loss) were as follows:

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount
Securities available for sale:
Change in net unrealized (loss) gain during the period	$(1,833)	$(642)	$(1,191)	$2,559	$897	$1,662

Total other comprehensive (loss) income	$(1,833)	$(642)	$(1,191)	$2,559	$897	$1,662

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount
Securities available for sale:
Change in net unrealized (loss) gain during the period	$(3,018)	$(1,057)	$(1,961)	$1,640	$573	$1,067

Total other comprehensive (loss) income	$(3,018)	$(1,057)	$(1,961)	$1,640	$573	$1,067

Activity in accumulated other comprehensive income, net of tax, was as follows:

	Securities Available For Sale	Accumulated Other Comprehensive Income
	(Dollars in thousands)
Balance January 1, 2012	$13,472	$13,472
Other comprehensive (loss) income	(1,961)	(1,961)

Balance June 30, 2012	$11,511	$11,511

Balance as of January 1, 2011	$14,304	$14,304
Other comprehensive (loss) income	(1,067)	(1,067)

Balance June 30, 2011	$15,371	$15,371

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

11. SUBSEQUENT EVENTS AND RECENT ACQUISITIONS

Pending Acquisition of Community National Bank - On June 27, 2012, the Company announced the signing of a definitive agreement to acquire Community National Bank, Bellaire, Texas. Community National Bank operates one (1) banking office in Bellaire, Texas, in the Houston Metropolitan Area.

As of June 30, 2012, Community National Bank reported total assets of $180.6 million, total loans of $68.6 million and total deposits of $162.6 million. Under the terms of the definitive agreement, the Company will issue up to 372,396 shares of Company common stock plus $11.4 million in cash for all outstanding shares of Community National Bank capital stock, subject to certain conditions and potential adjustments. The transaction is subject to customary closing conditions, including the receipt of regulatory approvals and approval of the Community National Bank shareholders.

Pending Acquisition of East Texas Financial Services, Inc. - On December 9, 2011, the Company entered into a definitive agreement to acquire East Texas Financial Services, Inc. (OTC BB: FFBT) and its wholly-owned subsidiary, First Federal Bank Texas (“Firstbank”). Firstbank operates four banking offices in the Tyler MSA, including three locations in Tyler, Texas and one location in Gilmer, Texas.

As June 30, 2012, Firstbank reported total assets of $196.2 million, total loans of $143.6 million and total deposits of $120.9 million. Under the terms of the definitive agreement, the Company will issue up to 531,000 shares of Company common stock for all outstanding shares of East Texas Financial Services capital stock, subject to certain conditions and potential adjustments. The transaction is subject to customary closing conditions, including the receipt of regulatory approvals and approval of the stockholders of East Texas Financial Services. On May 4, 2012, East Texas Financial Services and each of its directors were named defendants in a suit brought by East Texas Financial Corporation, a shareholder of East Texas Financial Services, to block the proposed merger. The suit was dismissed on July 18, 2012. The closing date of the transaction is uncertain at this time.

Acquisition of American State Financial Corporation - On July 1, 2012, the Company completed the previously announced acquisition of American State Financial Corporation and its wholly owned subsidiary American State Bank (collectively referred to as “ASB”). American State Bank operated thirty-seven (37) full service banking offices in eighteen (18) counties across West Texas.

As of June 30, 2012, ASB, on a consolidated basis, reported total assets of $3.16 billion, total loans of $1.24 billion and total deposits of $2.51 billion. Under the terms of the agreement, the Company issued 8,524,835 shares of Company common stock plus $178.5 million in cash for all outstanding shares of American State Financial Corporation capital stock, which resulted in a premium of $240.4 million.

Acquisition of The Bank Arlington – On April 1, 2012, the Company completed the previously announced acquisition of The Bank Arlington. The Bank Arlington operated one banking office in Arlington, Texas, in the Dallas/Fort Worth CMSA. The Company acquired The Bank Arlington to increase its market share in the Dallas/Fort Worth area. The acquisition is not considered significant to the Company’s financial statements and therefore pro forma financial data is not included. The Company incurred approximately $147,000 in expense related to this acquisition which is primarily recorded in legal and professional fees and data processing.

As of March 31, 2012, The Bank Arlington reported total assets of $37.3 million, total loans of $22.8 million and total deposits of $33.2 million. Under the terms of the agreement, the Company issued 135,347 shares of Company common stock for all outstanding shares of The Bank Arlington capital stock, which resulted in a premium of $2.8 million.

Acquisition of Texas Bankers, Inc. —On January 1, 2012, the Company completed the previously announced acquisition of Texas Bankers, Inc. and its wholly-owned subsidiary, Bank of Texas, Austin, Texas. The three (3) Bank of Texas banking offices in the Austin, Texas CMSA consisted of a location in Rollingwood, which was consolidated with the Company’s Westlake location and remains in Bank of Texas’ Rollingwood banking office; one banking center in downtown Austin, which was consolidated into the Company’s downtown Austin location; and another banking center in Thorndale. The Company acquired Texas Bankers, Inc. to increase is its market share in the Central Texas area. The acquisition is not considered significant to the Company’s financial statements and therefore pro forma financial data is not included. The Company incurred approximately $326,000 in expense related to this acquisition which is primarily recorded in legal and professional fees and data processing.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012

(UNAUDITED)

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

OVERVIEW

The Company, a Texas corporation, was formed in 1983 as a vehicle to acquire the former Allied First Bank in Edna, Texas which was chartered in 1949 as The First National Bank of Edna and is now known as Prosperity Bank. The Company is a registered financial holding company that derives substantially all of its revenues and income from the operation of its bank subsidiary, Prosperity Bank® (“Prosperity Bank®“ or the “Bank”). The Bank provides a wide array of financial products and services to small and medium-sized businesses and consumers. As of June 30, 2012, the Bank operated one hundred seventy-six (176) full-service banking locations; with fifty-nine (59) in the Houston area, twenty (20) in the South Texas area including Corpus Christi and Victoria, thirty-four (34) in the Central Texas, ten (10) in the Bryan/College Station area, twenty-one (21) in East Texas and thirty-two (32) in the Dallas/Fort Worth, Texas area. After giving effect to the acquisition of American State Financial Corporation on July 1, 2012, the Bank operates two hundred thirteen (213) full-service banking centers in Texas. The Company’s headquarters are located at Prosperity Bank Plaza, 4295 San Felipe in Houston, Texas and its telephone number is (281) 269-7199. The Company’s website address is www.prosperitybanktx.com. Information contained on the Company’s website is not incorporated by reference into this quarterly report on Form 10-Q and is not part of this or any other report.

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

Three principal components of the Company’s growth strategy are internal growth, stringent cost control practices and strategic merger transactions. The Company focuses on continuous internal growth. Each banking center is operated as a separate profit center, maintaining separate data with respect to its net interest income, efficiency ratio, deposit growth, loan growth and overall profitability. Banking center presidents and managers are accountable for performance in these areas and compensated accordingly. The Company also focuses on maintaining stringent cost control practices and policies. The Company has invested significantly in the infrastructure required to centralize many of its critical operations, such as data processing and loan processing. Management believes that this centralized infrastructure can accommodate substantial additional growth while enabling the Company to minimize operational costs through certain economies of scale. The Company also intends to continue to seek expansion opportunities. On January 1, 2012, the Company completed the acquisition of Texas Bankers, Inc. which added three banking centers, of which two were consolidated with nearby existing banking centers. On April 1, 2012, the Company completed the acquisition of The Bank Arlington which added one banking center. On July 1, 2012, the Company completed the acquisition of American State Financial Corporation, which added 37 banking centers. In addition, the Company has previously announced the pending acquisitions of East Texas Financial Services, Inc. and Community National Bank.

Total assets were $10.74 billion at June 30, 2012 compared with $9.82 billion at December 31, 2011, an increase of $914.7 million or 9.3%. Total loans were $3.95 billion at June 30, 2012 compared with $3.77 billion at December 31, 2011, an increase of $184.4 million or 4.9%. Total deposits were $8.39 billion at June 30, 2012 compared with $8.06 billion December 31, 2011, an increase of $334.3 million or 4.1%. Total shareholders’ equity was $1.64 billion at June 30, 2012 compared with $1.57 billion at December 31, 2011, an increase of $76.6 million or 4.9%.

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

Goodwill and Intangible Assets—Goodwill and intangible assets that have indefinite useful lives are subject to an impairment test at least annually, or more often, if events or circumstances indicate that it is more likely than not that the fair value of Prosperity Bank, the Company’s only reporting unit with assigned goodwill, is below the carrying value of its equity. Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of the Company’s reporting unit compared with its carrying value. If the carrying amount exceeds the fair value of the reporting unit, a second test is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment. The Company estimated the fair value of its reporting unit through several valuation techniques that consider, among other things, the historical and current financial position and results of operations of the Company, general economic and market conditions and exit prices for recent market transactions. The Company had no intangible assets with indefinite useful lives at June 30, 2012. Other identifiable intangible assets that are subject to amortization are amortized on an accelerated basis over the years expected to be benefited, which the Company believes is between eight and ten years. These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value to carrying value. Based on the Company’s annual goodwill impairment test as of September 30, 2011, management does not believe any of its goodwill is impaired as of June 30, 2012 because the fair value of the Company’s equity exceeded its carrying value. While the Company believes no impairment existed at June 30, 2012 under accounting standards applicable at that date, different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation and financial condition or future results of operations.

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

SUBSEQUENT EVENTS AND RECENT ACQUISITIONS

Pending Acquisition of Community National Bank - On June 27, 2012, the Company announced the signing of a definitive agreement to acquire Community National Bank, Bellaire, Texas. Community National Bank operates one (1) banking office in Bellaire, Texas, in the Houston Metropolitan Area.

As of June 30, 2012, Community National Bank reported total assets of $180.6 million, total loans of $68.6 million and total deposits of $162.6 million. Under the terms of the definitive agreement, the Company will issue up to 372,396 shares of Company common stock plus $11.4 million in cash for all outstanding shares of Community National Bank capital stock, subject to certain conditions and potential adjustments. The transaction is subject to customary closing conditions, including the receipt of regulatory approvals and approval of the Community National Bank shareholders.

Pending Acquisition of East Texas Financial Services, Inc. - On December 9, 2011, the Company entered into a definitive agreement to acquire East Texas Financial Services, Inc. (OTC BB: FFBT) and its wholly-owned subsidiary, First Federal Bank Texas (“Firstbank”). Firstbank operates four banking offices in the Tyler MSA, including three locations in Tyler, Texas and one location in Gilmer, Texas.

As June 30, 2012, Firstbank reported total assets of $196.2 million, total loans of $143.6 million and total deposits of $120.9 million. Under the terms of the definitive agreement, the Company will issue up to 531,000 shares of Company common stock for all outstanding shares of East Texas Financial Services capital stock, subject to certain conditions and potential adjustments. The transaction is subject to customary closing conditions, including the receipt of regulatory approvals and approval of the stockholders of East Texas Financial Services. On May 4, 2012, East Texas Financial Services and each of its directors were named defendants in a suit brought by East Texas Financial Corporation, a shareholder of East Texas Financial Services, to block the proposed merger. The suit was dismissed on July 18, 2012. The closing date of the transaction is uncertain at this time.

Acquisition of American State Financial Corporation - On July 1, 2012, the Company completed the previously announced acquisition of American State Financial Corporation and its wholly owned subsidiary American State Bank (collectively referred to as “ASB”). American State Bank operated thirty-seven (37) full service banking offices in eighteen (18) counties across West Texas.

As of June 30, 2012, ASB, on a consolidated basis, reported total assets of $3.16 billion, total loans of $1.24 billion and total deposits of $2.51 billion. Under the terms of the agreement, the Company issued 8,524,835 shares of Company common stock plus $178.5 million in cash for all outstanding shares of American State Financial Corporation capital stock, which resulted in a premium of $240.4 million.

Acquisition of The Bank Arlington – On April 1, 2012, the Company completed the previously announced acquisition of The Bank Arlington. The Bank Arlington operated one banking office in Arlington, Texas, in the Dallas/Fort Worth CMSA. The Company acquired The Bank Arlington to increase is its market share in the Dallas/Fort Worth area.

As of March 31, 2012, The Bank Arlington reported total assets of $37.3 million, total loans of $22.8 million and total deposits of $33.2 million. Under the terms of the agreement, the Company issued 135,347 shares of Company common stock for all outstanding shares of The Bank Arlington capital stock, which resulted in a premium of $2.8 million.

Acquisition of Texas Bankers, Inc.—On January 1, 2012, the Company completed the previously announced acquisition of Texas Bankers, Inc. and its wholly-owned subsidiary, Bank of Texas, Austin, Texas. The three (3) Bank of Texas banking offices in the Austin, Texas CMSA consisted of a location in Rollingwood, which was consolidated with the Company’s Westlake location and remains in Bank of Texas’ Rollingwood banking office; one banking center in downtown Austin, which was consolidated into the Company’s downtown Austin location; and another banking center in Thorndale.

Texas Bankers, on a consolidated basis, reported total assets of $77.0 million, total loans of $27.6 million and total deposits of $70.4 million as of December 31, 2011. Under the terms of the agreement, the Company issued 314,953 shares of Company common stock for all outstanding shares of Texas Bankers capital stock, which resulted in a premium of $5.2 million.

RESULTS OF OPERATIONS

Net income available to common shareholders was $37.0 million ($0.78 per common share on a diluted basis) for the quarter ended June 30, 2012 compared with $35.1 million ($0.75 per common share on a diluted basis) for the quarter ended June 30, 2011, an increase in net income of $1.9 million or 5.4%. The Company posted returns on average common equity of 9.06% and 9.36%, returns on average assets of 1.35% and 1.45% and efficiency ratios of 41.94% and 43.58% for the quarters ended June 30, 2012 and 2011, respectively. The efficiency ratio is calculated by dividing total noninterest expense (excluding credit loss provisions) by net interest income plus noninterest income (excluding net gains and losses on the sale of securities and assets). Additionally, taxes are not part of this calculation.

For the six months ended June 30, 2012, net income available to common shareholders was $73.5 million ($1.55 per common share on a diluted basis) compared with $69.0 million ($1.47 per common share on a diluted basis) for the same period in 2011, an increase in net income of $4.5 million or 6.5%. The Company posted returns on average common equity of 9.10% and 9.29%, returns on average assets of 1.37% and 1.43% and efficiency ratios of 42.09% and 43.94% for the six months ended June 30, 2012 and 2011, respectively.

Net Interest Income

The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.”

Net interest income before the provision for credit losses was $83.7 million for the quarter ended June 30, 2012 compared with $83.6 million for the quarter ended June 30, 2011, an increase of $36,000, or 0.04%. Net interest income increased as a result of an increase in average interest-earning assets to $8.57 billion for the quarter ended June 30, 2012 compared with $8.35 billion for the quarter ended June 30, 2011, an increase of $1.22 billion, or 14.6%. The increase in net interest income was also partially due to decreased interest expense resulting from lower deposit pricing.

The net interest margin on a tax equivalent basis decreased to 3.55% for the quarter ended June 30, 2012 compared with 4.06% for the quarter ended June 30, 2011. The average rate paid on interest-bearing liabilities decreased 24 basis points from 0.76% for the quarter ended June 30, 2011 to 0.52% for the quarter ended June 30, 2012. The average yield on earning assets decreased 69 basis points from 4.59% for the quarter ended June 30, 2011 to 3.90% for the quarter ended June 30, 2010. The volume of interest-bearing liabilities increased $806.7 million and the volume of interest-earning assets increased $1.22 billion for the same periods.

Net interest income before the provision for credit losses increased $1.5 million, or 0.9%, to $165.5 million for the six months ended June 30, 2012 compared with $164.0 million for the same period in 2011. This increase was mainly attributable to higher average interest-earning assets. The net interest margin on a tax equivalent basis decreased to 3.60% compared with 4.04% for the same periods.

The following tables set forth, for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the three and the six month periods ended June 30, 2012 and 2011. The tables also set forth the average rate paid on total interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Except as indicated in the footnotes, no tax-equivalent adjustments were made and all average balances are daily average balances. Any nonaccruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended June 30,
	2012			2011
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (2)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (2)
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$3,914,352	$54,793	5.63%	$3,631,256	$53,703	5.93%
Securities (1)	5,635,810	38,072	2.70	4,707,217	41,919	3.56
Federal funds sold and other temporary investments	20,916	9	0.17	13,218	30	0.91

Total interest-earning assets	9,571,078	92,874	3.90%	8,351,691	95,652	4.59%

Less allowance for credit losses	(50,746)			(51,861)

Total interest-earning assets, net of allowance	9,520,332			8,299,830
Noninterest-earning assets	1,398,857			1,378,738

Total assets	$10,919,189			$9,678,568

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,706,176	$2,089	0.49%	$1,403,331	$2,061	0.59%
Savings and money market accounts	2,779,524	2,444	0.35	2,403,330	3,348	0.56
Certificates of deposit	1,880,096	3,550	0.76	2,175,165	5,655	1.04
Junior subordinated debentures	85,055	648	3.06	85,055	598	2.82
Federal funds purchased and other borrowings	610,499	418	0.28	218,310	250	0.46
Securities sold under repurchase agreements	98,968	59	0.24	68,413	110	0.64

Total interest-bearing liabilities	7,160,318	9,208	0.52%	6,353,604	12,022	0.76%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	2,069,965			1,770,664
Other liabilities	56,742			54,915

Total liabilities	9,287,025			8,179,183

Shareholders’ equity	1,632,164			1,499,385

Total liabilities and shareholders’ equity	$10,919,189			$9,678,568

Net interest rate spread			3.39%			3.83%
Net interest income and margin (3)		$83,666	3.52%		$83,630	4.02%

Net interest income and margin (tax-equivalent basis) (4)		$84,498	3.55%		$84,603	4.06%

(1)	Yield is based on amortized cost and does not include any component of unrealized gains or losses.
(2)	Annualized.
(3)	The net interest margin is equal to net interest income divided by average interest-earning assets.
(4)	In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35%.

	Six Months Ended June 30,
	2012			2011
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (2)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (2)
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$3,866,672	$108,010	5.62%	$3,574,207	$105,903	5.98%
Securities (1)	5,414,033	76,393	2.82	4,692,639	83,123	3.54
Federal funds sold and other temporary investments	73,536	87	0.24	13,200	35	0.53

Total interest-earning assets	9,354,241	184,490	3.97%	8,280,046	189,061	4.60%

Less allowance for credit losses	(51,174)			(51,780)

Total interest-earning assets, net of allowance	9,303,067			8,228,266
Noninterest-earning assets	1,403,182			1,387,885

Total assets	$10,706,249			$9,616,151

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,700,208	$4,152	0.49%	$1,446,008	$4,299	0.60%
Savings and money market accounts	2,785,936	5,033	0.36	2,381,326	6,684	0.57
Certificates of deposit	1,925,584	7,689	0.80	2,176,359	11,593	1.07
Junior subordinated debentures	85,055	1,311	3.10	88,059	1,745	4.00
Federal funds purchased and other borrowings	441,630	697	0.32	205,201	518	0.51
Securities sold under repurchase agreements	76,136	96	0.25	60,058	179	0.60

Total interest-bearing liabilities	7,014,549	18,978	0.54%	6,357,011	25,018	0.79%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	2,020,453			1,721,967
Other liabilities	57,523			52,956

Total liabilities	9,092,525			8,131,934

Shareholders’ equity	1,613,724			1,484,217

Total liabilities and shareholders’ equity	$10,706,249			$9,616,151

Net interest rate spread			3.42%			3.81%
Net interest income and margin (3)		$165,512	3.56%		$164,043	4.00%

Net interest income and margin (tax-equivalent basis) (4)		$167,240	3.60%		$165,905	4.04%

(1)	Yield is based on amortized cost and does not include any component of unrealized gains or losses.
(2)	Annualized.
(3)	The net interest margin is equal to net interest income divided by average interest-earning assets.
(4)	In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35%.

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

	Three Months Ended June 30,
	2012 vs. 2011
	Increase (Decrease) Due to
	Volume	Rate	Total
	(In thousands)
Interest-earning assets:
Loans	$4,187	$(3,097)	$1,090
Securities	8,269	(12,116)	(3,847)
Federal funds sold and other temporary investments	17	(38)	(21)

Total increase (decrease) in interest income	12,473	(15,251)	(2,778)

Interest-bearing liabilities:
Interest-bearing demand deposits	445	(417)	28
Savings and money market accounts	524	(1,428)	(904)
Certificates of deposit	(767)	(1,338)	(2,105)
Junior subordinated debentures	—	50	50
Federal funds purchased and other borrowings	449	(281)	168
Securities sold under repurchase agreements	49	(100)	(51)

Total increase (decrease) in interest expense	700	(3,514)	(2,814)

Increase (decrease) in net interest income	$11,773	$(11,737)	$36

	Six Months Ended June 30,
	2012 vs. 2011
	Increase (Decrease) Due to
	Volume	Rate	Total
	(In thousands)
Interest-earning assets:
Loans	$8,666	$(6,559)	$2,107
Securities	12,778	(19,508)	(6,730)
Federal funds sold and other temporary investments	160	(108)	52

Total increase (decrease) in interest income	21,604	(26,175)	(4,571)

Interest-bearing liabilities:
Interest-bearing demand deposits	756	(903)	(147)
Savings and money market accounts	1,136	(2,787)	(1,651)
Certificates of deposit	(1,336)	(2,568)	(3,904)
Junior subordinated debentures	(60)	(374)	(434)
Federal funds purchased and other borrowings	597	(418)	179
Securities sold under repurchase agreements	48	(131)	(83)

Total increase (decrease) in interest expense	1,141	(7,181)	(6,040)

Increase (decrease) in net interest income	$20,463	$(18,994)	$1,469

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

The Company made a $600,000 provision for credit losses for the quarter ended June 30, 2012 and a $1.4 million provision for the quarter ended June 30, 2011. Net charge-offs were $1.9 million for the quarter ended June 30, 2012 compared with net charge-offs of $1.2 million for the quarter ended June 30, 2011. The Company made a $750,000 provision for credit losses for the six months ended June 30, 2012 and a $3.1 million provision for the six months ended June 30, 2011. Net charge-offs were $2.0 million for the six months ended June 30, 2012 compared with $2.8 million for the six months ended June 30, 2011.

Noninterest Income

The Company’s primary sources of recurring noninterest income are non-sufficient funds fees (NSF fees), debit card and ATM card income and service charges on deposit accounts. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method. Noninterest income totaled $13.7 million for the three months ended June 30, 2012 compared with $13.5 million for the same period in 2011, an increase of $126,000 or 0.9%. Noninterest income totaled $27.6 million for the six months ended June 30, 2012 compared with $27.4 million for the same period in 2011, an increase of $204,000 or 0.7%. Both increases were primarily due to the increases in debit card and ATM card income and decreases in net loss on sale of ORE and decreases in loss on sale of securities, partially offset by decreases in NSF fees.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Non-sufficient funds	$5,167	$6,226	$10,556	$12,333
Debit card and ATM card income	4,292	3,809	8,128	7,261
Service charges on deposit accounts	2,432	2,511	4,873	4,994
Banking related service fees	570	523	1,105	1,024
Investment income	136	175	276	328
Bank owned life insurance income (BOLI)	345	346	694	681
Net gain on sale of assets	70	195	63	360
Net (loss) gain on sale of ORE	(165)	(366)	253	(526)
Net loss on sale of securities	—	(581)	—)	(581)
Other noninterest income	809	692	1,653	1,523

Total noninterest income	$13,656	$13,530	$27,601	$27,397

Noninterest Expense

Noninterest expense totaled $40.8 million for the quarter ended June 30, 2012 compared with $42.5 million for the quarter ended June 30, 2011, a decrease of $1.7 million or 4.1%. Noninterest expense totaled $81.2 million for the six months ended June 30, 2012 compared with $84.2 million for the six months ended June 30, 2011, a decrease of $3.0 million or 3.5%. Both decreases are primarily due a decline in regulatory assessments and FDIC insurance costs and core deposit intangibles amortization. The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Salaries and employee benefits (1)	$23,572	$23,994	$46,824	$47,198

Non-staff expenses:
Net occupancy	3,492	3,547	7,049	7,195
Depreciation	2,028	2,037	4,063	4,058
Debit card, data processing and software amortization	1,906	1,780	3,438	3,452
Communications(2)	1,802	1,747	3,550	3,439
Printing and supplies	483	458	944	902
Professional fees	835	670	1,545	1,242
Regulatory assessments and FDIC insurance	1,659	2,894	3,207	5,895
Ad valorem and franchise taxes	1,031	1,005	2,042	2,011
Core deposit intangibles amortization	1,595	1,943	3,290	3,977
Other real estate	383	294	1,074	586
Other	2,002	2,145	4,221	4,254

Total non-staff expenses	17,216	18,520	34,423	37,011

Total noninterest expense	$40,788	$42,514	$81,247	$84,209

(1)	Includes stock based compensation expense of $946,000 and $936,000 for the three months ended June 30, 2012 and 2011, respectively, and $2.2 million and $1.6 million for the six months ended June 30, 2012 and 2011, respectively.
(2)	Communications expense includes telephone, data circuits, postage and courier expenses.

Income Taxes

Income tax expense increased $808,000 or 4.5% to $19.0 million for the quarter ended June 30, 2012 compared with $18.2 million for the same period in 2011. For the six months ended June 30, 2012, income tax expense totaled $37.7 million, an increase of $2.5 million or 7.1% compared with $35.2 million for the same period in 2011. The increase was primarily attributable to higher pretax net earnings for the three and six months ended June 30, 2012 compared with the same respective periods in 2011. The effective tax rate for the three months ended June 30, 2012 and 2011 was 33.9% and 34.1%, respectively. The effective tax rate for the six months ended June 30, 2012 and 2011 was 33.9% and 33.8%, respectively.

FINANCIAL CONDITION

Loan Portfolio

Total loans were $3.95 billion at June 30, 2012, an increase of $184.4 million or 4.9% compared with $3.77 billion at December 31, 2011. Loan growth was impacted by the acquisition of Texas Bankers, Inc. and The Bank Arlington. Loans attributed to these acquisitions totaled $28.4 million and $22.5 million at June 30, 2012, respectively.

The following table summarizes the loan portfolio of the Company by type of loan as of June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$459,673	11.7%	$406,433	10.8%
Real estate:
Construction and land development	466,884	11.8	482,140	12.8
1-4 family residential	1,084,936	27.5	1,007,266	26.7
Home equity	154,147	3.9	146,999	3.9
Commercial mortgages	1,389,292	35.2	1,351,986	35.9
Agriculture real estate	147,482	3.7	136,008	3.6
Multifamily residential	95,495	2.4	89,240	2.4
Agriculture	44,980	1.1	34,226	0.9
Consumer (net of unearned discount)	75,209	1.9	78,187	2.1
Other	32,234	0.8	33,421	0.9

Total loans	$3,950,332	100.0%	$3,765,906	100.0%

Nonperforming Assets

The Company had $11.9 million in nonperforming assets at June 30, 2012 and $12.1 million in nonperforming assets at December 31, 2011, a decrease of 179,000 or 1.5%. The ratio of nonperforming assets to loans and other real estate was 0.30% at June 30, 2012 compared with 0.32% at December 31, 2011.

The Company generally places a loan on nonaccrual status and ceases accruing interest when the payment of principal or interest is delinquent for 90 days, or earlier in some cases, unless the loan is in the process of collection and the underlying collateral fully supports the carrying value of the loan.

The following table presents information regarding past due loans and nonperforming assets as of the dates indicated:

	June 30, 2012	December 31, 2011
	(Dollars in thousands)
Nonaccrual loans	$1,624	$3,578

Total nonperforming loans	1,624	3,578
Repossessed assets	13	146
Other real estate	10,236	8,328

Total nonperforming assets	$11,873	$12,052

Nonperforming assets to total loans and other real estate	0.30%	0.32%
Nonperforming assets to average earning assets	0.13%	0.15%

Allowance for Credit Losses

Management actively monitors the Company’s asset quality and provides specific loss allowances when necessary. Loans are charged-off against the allowance for credit losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. As of June 30, 2012, the allowance for credit losses amounted to $50.4 million or 1.28% of total loans compared with $51.6 million or 1.37% of total loans at December 31, 2011.

Set forth below is an analysis of the allowance for credit losses for the six months ended June 30, 2012 and the year ended December 31, 2011:

	Six Months Ended June 30, 2012	Year Ended December 31, 2011
	(Dollars in thousands)
Average loans outstanding	$3,866,672	$3,648,701

Gross loans outstanding at end of period	$3,950,332	$3,765,906

Allowance for credit losses at beginning of period	$51,594	$51,584
Provision for credit losses	750	5,200
Charge-offs:
Commercial and industrial	(321)	(1,694)
Real estate and agriculture	(1,729)	(3,927)
Consumer	(438)	(1,229)
Recoveries:
Commercial and industrial	156	481
Real estate and agriculture	73	472
Consumer	297	707

Net charge-offs	(1,962)	(5,190)

Allowance for credit losses at end of period	$50,382	$51,594

Ratio of allowance to end of period loans	1.28%	1.37%
Ratio of net charge-offs to average loans (annualized)	0.10%	0.14%
Ratio of allowance to end of period nonperforming loans	3,102.3%	1,442.0%

Securities

The carrying cost of securities totaled $5.40 billion at June 30, 2012 compared with $4.66 billion at December 31, 2011, an increase of $741.1 million or 15.9%. At June 30, 2012, securities represented 50.3% of total assets compared with 47.4% of total assets at December 31, 2011.

The Company had no gain or loss on sale of securities for the three and six months ended June 30, 2012 compared with a net loss of $581,000 for the three and six months ended June 30, 2011. In the second quarter of 2011, the Company sold two non-agency CMO’s with a total book value of $3.2 million due to a downgrade of the CMO’s to less than investment grade. As of June 30, 2012, the Company had eight non-agency CMO’s remaining with a total book value of $2.9 million and total market value of $2.8 million. The following table summarizes the amortized cost of securities as of the dates shown (available for sale securities are not adjusted for unrealized gains or losses):

	June 30, 2012	December 31, 2011
	(In thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$8,719	$8,696
States and political subdivisions	70,112	74,974
Corporate debt securities	2,994	2,990
Collateralized mortgage obligations	198,053	282,565
Mortgage-backed securities	5,082,269	4,248,796
Qualified School Construction Bonds (QSCB)	12,900	12,900
Equity securities	7,288	7,288

Total amortized cost	$5,382,335	$4,638,209

Total fair value	$5,567,014	$4,815,304

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

As of June 30, 2012, the Company does not intend to sell any debt securities and management believes that the Company more likely than not will not be required to sell any debt securities before their anticipated recovery, at which time the Company will receive full value for the securities. Furthermore, as of June 30, 2012, management does not have the intent to sell any of its securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of June 30, 2012, management believes any impairment in the Company’s securities are temporary and no impairment loss has been realized in the Company’s consolidated statements of income.

The following tables present the amortized cost and fair value of securities classified as available for sale at June 30, 2012:

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
States and political subdivisions	$35,418	$1,900	$(13)	$37,305
Corporate debt securities and other	8,782	489	—	9,271
Collateralized mortgage obligations	688	—	(14)	674
Mortgage-backed securities	210,138	15,407	(60)	225,485

Total	$255,026	$17,796	$(87)	$272,735

Held to Maturity
U.S. Treasury securities and obligations of U.S. government agencies	$8,719	$251	$—	$8,970
States and political subdivisions (including QSCB)	47,594	4,322	(106)	51,810
Corporate debt securities and other	1,500	59	—	1,559
Collateralized mortgage obligations	197,365	3,565	(132)	200,798
Mortgage-backed securities	4,872,131	159,014	(3)	5,031,142

Total	$5,127,309	$167,211	$(241)	$5,294,279

The amortized cost and fair value of investment securities as of December 31, 2011 are as follows:

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
Available for Sale
States and political subdivisions	$37,060	$2,022	$(6)	$39,076
Collateralized mortgage obligations	786	—	(21)	765
Mortgage-backed securities	254,965	18,307	(66)	273,206
Corporate debt and other securities	8,778	491	—	9,269

Total	$301,589	$20,820	$(93)	$322,316

Held to Maturity
U.S. Treasury securities and obligations of U.S. government agencies	$8,696	$455	$—	$9,151
States and political subdivisions (including QSCB)	50,814	3,324	(284)	53,854
Corporate debt securities	1,500	114	—	1,614
Collateralized mortgage obligations	281,778	5,009	(150)	286,637
Mortgage-backed securities	3,993,832	147,991	(91)	4,141,732

Total	$4,336,620	$156,893	$(525)	$4,492,988

Premises and Equipment

Premises and equipment, net of accumulated depreciation, totaled $166.3 million and $159.7 million at June 30, 2012 and December 31, 2011, respectively, an increase of $6.6 million or 4.1%.

Deposits

Total deposits were $8.39 billion at June 30, 2012 compared with $8.06 billion at December 31, 2011, an increase of $334.3 million or 4.1%. Deposit growth was impacted by the acquisition of Texas Bankers, Inc. and The Bank Arlington. Deposits for these acquisitions totaled $62.7 million and $33.5 million at June 30, 2012, respectively. At June 30, 2012, noninterest-bearing deposits accounted for approximately 24.8% of total deposits compared with 24.5% of total deposits at December 31, 2011. Interest-bearing demand deposits totaled $6.31 billion or 75.2% of total deposits at June 30, 2012 compared with $6.09 billion or 75.5% of total deposits at December 31, 2011.

The following table summarizes the daily average balances and weighted average rates paid on deposits for the periods presented below:

	Six Months Ended June 30, 2012		Year Ended December 31, 2011
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Interest-bearing demand	$1,700,208	0.49%	$1,393,501	0.53%
Regular savings	547,774	0.20	472,983	0.32
Money market savings	2,238,162	0.73	1,948,752	0.53
Time deposits	1,925,584	0.80	2,135,858	1.02

Total interest-bearing deposits	6,411,728	0.64	5,951,094	0.69
Noninterest-bearing deposits	2,020,453	—	1,800,102	—

Total deposits	$8,432,181	0.49%	$7,751,196	0.53%

Other Borrowings

The Company utilizes borrowings to supplement deposits to fund its lending and investment activities. Borrowings consist of funds from the Federal Home Loan Bank (“FHLB”) and correspondent banks. FHLB advances are considered short-term, overnight borrowings. At June 30, 2012, the Company had $425.0 million in FHLB advances compared with no FHLB advances at

December 31, 2011. The highest outstanding balance of FHLB advances during the six months ended June 30, 2012 was $1.01 billion compared with $474.0 million for the year ended December 31, 2011. The annualized average rate paid on FHLB advances for the quarter ended June 30, 2012 was 0.17%. At June 30, 2012, the Company had $12.3 million in FHLB long-term notes payable compared with $12.8 million at December 31, 2011. The weighted average interest rate paid on the FHLB notes payable at June 30, 2012 was 5.2%. The maturity dates on the FHLB notes payable range from the years 2013 to 2028 and have interest rates ranging from 4.1% to 6.1%. FHLB borrowings are available to the Company under a security and pledge agreement. At June 30, 2012, the Company had total funds of $3.80 billion available under this agreement, of which $437.3 million was outstanding.

At June 30, 2012, the Company had $122.7 million in securities sold under repurchase agreements compared with $54.9 million at December 31, 2011, an increase of $67.9 million or 123.6%, with average rates paid of 0.25% and 0.54%, respectively.

The following table presents the Company’s borrowings at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
	(In thousands)
FHLB advances	$425,000	$—
FHLB long-term notes payable	12,278	12,790

Total other borrowings	437,278	12,790
Securities sold under repurchase agreements	122,743	54,883

Total	$560,021	$67,673

Junior Subordinated Debentures

At June 30, 2012 and December 31, 2011, the Company had outstanding $85.1 million in junior subordinated debentures issued to the Company’s unconsolidated subsidiary trusts.

A summary of pertinent information related to the Company’s seven issues of junior subordinated debentures outstanding at June 30, 2012 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate(1)	Junior Subordinated Debt Owed to Trusts	Maturity Date(2)
Prosperity Statutory Trust II	July 31, 2001	$15,000,000	3 month LIBOR + 3.58%, not to exceed 12.50%	$15,464,000	July 31, 2031
Prosperity Statutory Trust III	Aug. 15, 2003	12,500,000	3 month LIBOR + 3.00%	12,887,000	Sept. 17, 2033
Prosperity Statutory Trust IV	Dec. 30, 2003	12,500,000	3 month LIBOR + 2.85%	12,887,000	Dec. 30, 2033
SNB Capital Trust IV(3)	Sept. 25, 2003	10,000,000	3 month LIBOR + 3.00%	10,310,000	Sept. 25, 2033
TXUI Statutory Trust II(4)	Dec. 19, 2003	5,000,000	3 month LIBOR + 2.85%	5,155,000	Dec. 19, 2033
TXUI Statutory Trust III(4)	Nov. 30, 2005	15,500,000	3 month LIBOR + 1.39%	15,980,000	Dec. 15, 2035
TXUI Statutory Trust IV(4)	Mar. 31, 2006	12,000,000	3 month LIBOR + 1.39%	12,372,000	June 30, 2036

				$85,055,000

(1)	The 3-month LIBOR in effect as of June 30, 2012 was 0.461%.
(2)	All debentures are callable five years from issuance date.
(3)	Assumed in connection with the SNB acquisition on April 1, 2006.
(4)	Assumed in connection with the TXUI acquisition on January 31, 2007.

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

As of June 30, 2012, the Company had outstanding $523.3 million in commitments to extend credit and $15.6 million in commitments associated with outstanding standby letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

The Company has no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of June 30, 2012, the Company had cash and cash equivalents of $152.6 million compared with $213.4 million at December 31, 2011, a decrease of $60.9 million. The decrease was primarily due to purchases of securities of $2.46 billion, an increase in loans of $144.9 million and dividends paid of $18.5 million, partially offset by proceeds from the maturities and repayments of securities of $1.69 billion, net proceeds from short-term debt of $425.0 million, an increase in deposits of $230.9 million, net earnings of $73.5 million, an increase in securities sold under repurchase agreements of $67.9 million, cash received from acquisitions of $56.6 million and net amortization of discount on investments of $21.5 million.

Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of June 30, 2012 (other than deposit obligations). The payments do not include pre-payment options that may be available to the Company. The Company’s future cash payments associated with its contractual obligations pursuant to its junior subordinated debentures, FHLB borrowings and operating leases as of June 30, 2012 are summarized below. Payments for junior subordinated debentures include interest of $52.7 million that will be paid over the future periods. The future interest payments were calculated using the current rate in effect at June 30, 2012. The current principal balance of the junior subordinated debentures at June 30, 2012 was $85.1 million. Payments for FHLB borrowings include interest of $3.1 million that will be paid over the future periods. Payments related to leases are based on actual payments specified in underlying contracts.

	Payments due in:
	Remaining Fiscal 2012	Fiscal 2013-2014	Fiscal 2015-2016	Thereafter	Total
	(Dollars in thousands)
Junior subordinated debentures	$1,240	$4,958	$4,958	$126,630	$137,786
Federal Home Loan Bank borrowings	425,703	3,258	3,456	8,002	440,419
Operating leases	2,525	7,727	3,125	517	13,894

Total	$429,467	$15,943	$11,539	$135,150	$592,099

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

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit as of June 30, 2012 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	Remaining Fiscal 2012	Fiscal 2013-2014	Fiscal 2015-2016	Thereafter	Total
	(Dollars in thousands)
Standby letters of credit	$7,214	$7,839	$513	$—	$15,566
Commitments to extend credit	126,917	213,802	6,136	176,491	523,346

Total	$134,131	$221,641	$6,649	$176,491	$538,912

Capital Resources

Total shareholders’ equity was $1.64 billion at June 30, 2012 compared with $1.57 billion at December 31, 2011, an increase of $76.6 million or 4.9%. The increase was due primarily to net earnings of $73.5 million, the issuance of common stock in connection with the exercise of stock options and restricted stock awards of $2.5 million and the issuance of common stock in connection with the acquisition of Texas Bankers and The Bank Arlington of $18.9 million, which was partially offset by dividends paid of $18.5 million for the six months ended June 30, 2012.

Both the Board of Governors of the Federal Reserve System with respect to the Company, and the Federal Deposit Insurance Corporation (“FDIC”) with respect to the Bank, have established certain minimum risk-based capital standards that apply to bank holding companies and federally insured banks. The following table sets forth the Company’s total risk-based capital, Tier 1 risk-based capital and Tier 1 to average assets (leverage) ratios as of June 30, 2012:

Consolidated Capital Ratios:
Total capital (to risk weighted assets)	17.49%
Tier 1 capital (to risk weighted assets)	16.42%
Tier 1 capital (to average assets)	7.69%

As of June 30, 2012, the Bank’s risk-based capital ratios were above the levels required for the Bank to be designated as “well capitalized” by the FDIC. To be designated as “well capitalized”, the minimum ratio requirements for the Bank’s total risk-based capital, Tier 1 risk-based capital, and Tier 1 to average assets (leverage) capital ratios must be 10.0%, 6.0% and 5.0%, respectively. The following table sets forth the Bank’s total risk-based capital, Tier 1 risk-based capital and Tier 1 to average assets (leverage) ratios as of June 30, 2012:

Capital Ratios (Bank Only):
Total capital (to risk weighted assets)	17.22%
Tier 1 capital (to risk weighted assets)	16.14%
Tier 1 capital (to average assets)	7.56%

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company manages market risk, which for the Company is primarily interest rate risk, through its Asset Liability Committee which is composed of senior officers of the Company, in accordance with policies approved by the Company’s Board of Directors.

The Company uses simulation analysis to examine the potential effects of market changes on net interest income and market value. The Company considers macroeconomic variables, Company strategy, liquidity and other factors as it quantifies market risk. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Interest Rate Sensitivity and Liquidity” which was filed on February 29, 2012 for further discussion.

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PROSPERITY BANCSHARES, INC. ® (Registrant)

Date: 08/09/12	/S/ DAVID ZALMAN
David Zalman
Chairman and Chief Executive Officer

Date: 08/09/12	/S/ DAVID HOLLAWAY
David Hollaway
Chief Financial Officer