Form 10-Q
period 2012-09-30
PROSPERITY BANCSHARES INC
filed 2012-11-09
CIK 1068851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

As of November 5, 2012, there were 56,430,192 outstanding shares of the registrant’s Common Stock, par value $1.00 per share.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PROSPERITY BANCSHARES, INC®. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2012	December 31, 2011
	(In thousands, except share data)
ASSETS
Cash and due from banks	$207,401	$212,800
Federal funds sold	302	642

Total cash and cash equivalents	207,703	213,442

Interest-bearing time deposits in other financial institutions	249	—
Securities available for sale, at fair value (amortized cost of $233,396 and $301,589, respectively)	250,387	322,316
Securities held to maturity, at cost (fair value of $6,772,151 and $4,492,988, respectively)	6,549,126	4,336,620
Loans held for investment	5,074,771	3,765,906
Loans held for sale	4,332	—
Allowance for credit losses	(50,927)	(51,594)

Loans, net	5,028,176	3,714,312

Accrued interest receivable	39,661	29,405
Goodwill	1,200,098	924,537
Core deposit intangibles, net of accumulated amortization of $63,455 and $58,158, respectively	28,092	20,996
Bank premises and equipment, net	201,445	159,656
Other real estate owned	8,846	8,328
Bank Owned Life Insurance (BOLI)	107,859	50,029
Federal Home Loan Bank stock	42,417	11,601
Other assets	48,060	31,429

TOTAL ASSETS	$13,712,119	$9,822,671

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$2,827,748	$1,972,226
Interest-bearing	8,126,849	6,088,028

Total deposits	10,954,597	8,060,254

Other borrowings	112,017	12,790
Securities sold under repurchase agreements	443,856	54,883
Accrued interest payable	2,089	2,803
Other liabilities	76,329	39,621
Junior subordinated debentures	85,055	85,055

Total liabilities	11,673,943	8,255,406

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $1 par value; 200,000,000 shares authorized; 56,095,248 and 46,947,415 shares issued at September 30, 2012 and December 31, 2011, respectively; 56,058,160 and 46,910,327 shares outstanding at September 30, 2012 and December 31, 2011, respectively	56,095	46,947
Capital surplus	1,257,541	883,575
Retained earnings	714,103	623,878
Accumulated other comprehensive income—net unrealized gain on available for sale securities, net of tax of $5,947 and $7,254, respectively	11,044	13,472
Less treasury stock, at cost, 37,088 shares	(607)	(607)

Total shareholders’ equity	2,038,176	1,567,265

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$13,712,119	$9,822,671

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$80,587	$54,471	$188,597	$160,374
Securities	37,025	38,714	113,418	121,861
Federal funds sold	21	4	108	15

Total interest income	117,633	93,189	302,123	282,250

INTEREST EXPENSE:
Deposits	9,395	9,717	26,269	32,293
Junior subordinated debentures	651	607	1,962	2,352
Federal funds purchased and other borrowings	379	200	1,076	718
Securities sold under repurchase agreements	315	127	411	306

Total interest expense	10,740	10,651	29,718	35,669

NET INTEREST INCOME	106,893	82,538	272,405	246,581
PROVISION FOR CREDIT LOSSES	1,800	950	2,550	4,050

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	105,093	81,588	269,855	242,531

NONINTEREST INCOME:
Customer service fees	18,873	12,662	42,430	37,250
Other	4,955	1,919	8,999	4,728

Total noninterest income	23,828	14,581	51,429	41,978

NONINTEREST EXPENSE:
Salaries and employee benefits	36,701	23,601	83,525	70,799
Net occupancy	4,614	3,784	11,663	10,979
Debit card, data processing and software amortization	2,901	1,954	6,339	5,406
Core deposit intangible amortization	2,007	1,924	5,297	5,901
Depreciation	2,369	2,041	6,432	6,099
Other	11,650	7,847	28,233	26,176

Total noninterest expense	60,242	41,151	141,489	125,360

INCOME BEFORE INCOME TAXES	68,679	55,018	179,795	159,149
PROVISION FOR INCOME TAXES	22,503	18,645	60,160	53,806

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$46,176	$36,373	$119,635	$105,343

EARNINGS PER SHARE
Basic	$0.83	$0.78	$2.38	$2.25

Diluted	$0.82	$0.77	$2.37	$2.24

DIVIDENDS PAID PER SHARE	$0.195	$0.175	$0.585	$0.525

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Net income	$46,176	$36,373	$119,635	$105,343
Other comprehensive (loss) income, before tax:
Securities available for sale:
Change in unrealized (loss) gain during period	(718)	632	(3,736)	2,272

Total other comprehensive (loss) income	(718)	632	(3,736)	2,272
Deferred tax benefit (expense) related to other comprehensive income	251	(222)	1,308	(795)

Other comprehensive (loss) income, net of tax	(467)	410	(2,428)	1,477

Comprehensive income	$45,709	$36,783	$117,207	$106,820

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Capital	Retained	Accumulated Other Comprehensive	Treasury	Total Shareholders’
	Shares	Amount	Surplus	Earnings	Income (Loss)	Stock	Equity
	(Amounts in thousands, except share and per share data)
BALANCE AT JANUARY 1, 2012	46,947,415	$46,947	$883,575	$623,878	$13,472	$(607)	$1,567,265
Net income				119,635			119,635
Other comprehensive loss					(2,428)		(2,428)
Common stock issued in connection with the exercise of stock options and restricted stock awards	172,698	173	2,518				2,691
Common stock issued in connection with the acquisition of Texas Bankers, Inc.	314,953	315	12,393				12,708
Common stock issued in connection with the acquisition of The Bank Arlington	135,347	135	6,063				6,198
Common stock issued in connection with the acquisition of American State Financial Corporation	8,524,835	8,525	349,774				358,299
Stock based compensation expense			3,218				3,218
Cash dividends declared, $0.585 per share				(29,410)			(29,410)

BALANCE AT SEPTEMBER 30, 2012	56,095,248	$56,095	$1,257,541	$714,103	$11,044	$(607)	$2,038,176

BALANCE AT JANUARY 1, 2011	46,721,114	$46,721	$876,050	$515,871	$14,304	$(607)	$1,452,339
Net income				105,343			105,343
Other comprehensive income					1,477		1,477
Common stock issued in connection with the exercise of stock options and restricted stock awards	208,918	209	3,966				4,175
Stock based compensation expense			2,604				2,604
Cash dividends declared, $0.525 per share				(24,599)			(24,599)

BALANCE AT SEPTEMBER 30, 2011	46,930,032	$46,930	$882,620	$596,615	$15,781	$(607)	$1,541,339

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$119,635	$105,343
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,729	12,000
Stock based compensation expense	3,218	2,604
Net proceeds from the sale of held for sale loans	9,438	—
Net accretion of discount on loans and deposits	(11,988)	(27)
Provision for credit losses	2,550	4,050
Net amortization of premium on investments	42,897	19,686
Net loss on sale of other real estate	344	431
Net gain on sale of premises and equipment	(13)	(377)
Net (increase) decrease in accrued interest receivable and other assets	(19,623)	19,352
Net increase in accrued interest payable and other liabilities	42,510	19,314

Net cash provided by operating activities	200,697	182,376

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of securities held to maturity	1,238,538	875,900
Purchase of securities held to maturity	(2,499,561)	(781,977)
Proceeds from maturities, sales and principal paydowns of securities available for sale	1,703,676	1,075,249
Purchase of securities available for sale	(1,109,999)	(1,000,000)
Net increase in loans held for investment	(128,225)	(263,587)
Purchase of bank premises and equipment	(7,924)	(7,621)
Net proceeds from sale of bank premises, equipment and other real estate	12,004	10,699
Net cash and cash equivalents acquired in the purchase of Texas Bankers, Inc.	44,550	—
Net cash and cash equivalents acquired in the purchase of The Bank Arlington	12,037	—
Net cash and cash equivalents acquired in the purchase of American State
Financial Corporation	123,022	—

Net cash used in investing activities	(611,882)	(91,337)

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	193,360	$188,717
Net increase in interest-bearing deposits	101,866	155,408
Net proceeds from (repayments of) short-term debt	100,000	(360,000)
Net repayments of long-term debt	(772)	(850)
Redemption of junior subordinated debentures	—	(7,210)
Net increase in securities sold under repurchase agreements	37,711	5,507
Proceeds from exercise of stock options	2,691	4,175
Payments of cash dividends	(29,410)	(24,599)

Net cash provided by (used in) financing activities	405,446	(38,852)

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(5,739)	$52,187
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	213,442	159,368

CASH AND CASH EQUIVALENTS, END OF PERIOD	$207,703	$211,555

NONCASH ACTIVITIES:
Stock issued in connection with the Texas Bankers, Inc. acquisition	$12,708	—
Stock issued in connection with The Bank Arlington acquisition	6,198	—
Stock issued in connection with the American State Financial Corporation acquisition	358,299	—

SUPPLEMENTAL DISCLOSURES:
Cash paid for income taxes	$53,737	$51,438
Cash paid for interest	30,434	36,616
Noncash investing and financing activities – acquisition of real estate through foreclosure of collateral	11,354	9,414

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

(UNAUDITED)

1. BASIS OF PRESENTATION

The interim consolidated financial statements include the accounts of Prosperity Bancshares, Inc.® (the “Company”) and its wholly-owned subsidiaries, Prosperity Bank ®(the “Bank”) and Prosperity Holdings of Delaware, L.L.C. All intercompany transactions and balances have been eliminated.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Operating results for the nine month period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012 or any other period.

2. EARNINGS PER SHARE

The following table illustrates the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Net income available to common shareholders	$46,176	$36,373	$119,635	$105,343
Weighted average common shares outstanding	55,958	46,890	50,239	46,830
Potential dilutive common shares	135	143	154	183

Weighted average common shares and equivalents outstanding	56,093	47,033	50,393	47,013

Basic earnings per common share	$0.83	$0.78	$2.38	$2.25

Diluted earnings per common share	$0.82	$0.77	$2.37	$2.24

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the applicable period using the two-class method. Diluted earnings per share is computed using the weighted-average number of shares determined for the basic computation plus the dilutive effect of stock options and non-vested restricted stock granted using the treasury stock method. There were no stock options exercisable at September 30, 2012 and 2011 that would have had an anti-dilutive effect on the above computation.

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

SEPTEMBER 30, 2012

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

ASU 2011-05, “Comprehensive Income (Topic 220)—Presentation of Comprehensive Income.” ASU 2011-05 amends Topic 220, “Comprehensive Income,” to require that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. Additionally, ASU 2011-05 requires entities to present, on the face of the financial statements, reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement or statements where the components of net income and the components of other comprehensive income are presented. The option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. ASU 2011-05 became effective for the Company on January 1, 2012; however, certain provisions related to the presentation of reclassification adjustments have been deferred by ASU 2011-12 “Comprehensive Income (Topic 220)—Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” as further discussed below. In connection with the application of ASU 2011-05, the Company’s financial statements now include a separate statement of comprehensive income.

ASU 2011-08, “Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment.” ASU 2011-08 amends Topic 350, “Intangibles—Goodwill and Other,” to give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. ASU 2011-08 became effective for the Company on January 1, 2012 and its adoption did not have a significant impact on its financial statements.

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

ASU 2012-02 “Intangibles—Goodwill and Other (Topic 350)—Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that an indefinite-lived intangible asset is impaired, then the entity must perform the quantitative impairment test. If, under the quantitative impairment test, the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess. Permitting an entity to assess qualitative factors when testing indefinite-lived intangible assets for impairment results in guidance that is similar to the goodwill impairment testing guidance in ASU 2011-08. ASU 2012-02 is effective for the Company beginning January 1, 2013 (early adoption permitted) and is not expected to have a significant impact on the Company’s financial statements.

ASU 2012-03 “Technical Amendments and Corrections to SEC Sections—Amendments to SEC Paragraphs Pursuant to SEC Staff Bulletin No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22.” ASU 2012-03 amends a number of SEC sections in the ASC as a result of (1) the issuance of SAB 114, (2) the issuance of SEC Final Rule 33-9250, and (3) necessary corrections related to ASU 2010-22. ASU 2012-03 is effective for the Company beginning January 1, 2013 and is not expected to have a significant impact on the Company’s financial statements.

ASU 2012-04 “Technical Corrections and Improvements.” ASU 2012-04 makes certain technical corrections and “conforming fair value amendments” to the FASB Accounting Standards Codification (the “Codification”). The amendments cover a wide range of Topics in the Codification, related to technical corrections and improvements and conforming amendments related to fair value measurements. The amendments represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice. The amendments apply to all reporting entities within the scope of those topics. ASU 2012-04 is effective for the Company beginning January 1, 2013 and is not expected to have a significant impact on the Company’s financial statements.

4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

Total loans were $5.08 billion at September 30, 2012, an increase of $1.31 billion or 34.9% compared with $3.77 billion at December 31, 2011. Loan growth was impacted by the acquisition of Texas Bankers, Inc., The Bank Arlington and American State Financial Corporation (“ASB”). The fair value of loans attributed to these acquisitions totaled $24.2 million, $21.8 million and $1.13 billion at September 30, 2012, respectively. The Company recorded a preliminary discount on loans of $104.9 million, of which $27.1 million related to purchased credit impaired loans accounted for under ASC Topic 310-30 (formerly SOP 03-03) and $77.8 million related to loans accounted for under ASC Topic 310-20 (formerly SFAS No. 91). Acquired loans included in the tables below are reported at fair value. See Note 11-Acquisitions for more information on acquired loans and purchased credit impaired loans.

The loan portfolio consists of various types of loans made principally to borrowers located in Bryan/College Station, Central Texas, Dallas/Fort Worth, East Texas, Houston, South Texas and West Texas and is classified by major type as follows:

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Commercial and industrial	$756,342	$406,433
Real estate:
Construction and land development	496,417	482,140
1-4 family residential(1)	1,213,873	1,007,266
Home equity	183,844	146,999
Commercial mortgage	1,837,224	1,351,986
Agriculture real estate	205,333	136,008
Multi-family residential	138,888	89,240
Agriculture	98,801	34,226
Consumer (net of unearned discount)	112,476	78,187
Other	35,905	33,421

Total	$5,079,103	$3,765,906

(1)	Includes $4.3 million in loans held for sale carried at the lower of cost or market.

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

Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than other types of loans. The Company seeks to minimize these risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition in connection with underwriting these loans. The underwriting analysis also includes credit verification, analysis of global cash flow, appraisals and a review of the financial condition of the borrower. At September 30, 2012, approximately 43.3% of the outstanding principal balance of the Company’s commercial real estate loans was secured by owner-occupied properties. At September 30, 2012, the Company had commercial real estate loans totaling $2.47 billion which include the categories of construction and land development loans, commercial mortgage loans and multi-family residential loans.

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

(v) Agriculture Loans and Farmland. The Company provides agriculture loans for short-term crop production, including rice, cotton, milo and corn, farm equipment financing and agriculture real estate financing. The Company evaluates agriculture borrowers primarily based on their historical profitability, level of experience in their particular agriculture industry, overall financial capacity and the availability of secondary collateral to withstand economic and natural variations common to the industry. Because agriculture loans present a higher level of risk associated with events caused by nature, the Company routinely makes on-site visits and inspections in order to identify and monitor such risks. The Company’s farmland loans are collateralized by first liens on real estate and typically have five to 15 year fixed rates.

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

Concentrations of Credit. Most of the Company’s lending activity occurs within the State of Texas, including the four largest metropolitan areas of Austin, Dallas/Ft. Worth, Houston and San Antonio. The majority of the Company’s loan portfolio consists of commercial real estate loans, 1-4 family residential loans and commercial and industrial loans. As of September 30, 2012 and December 31, 2011, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

Foreign Loans. The Company has U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at September 30, 2012 or December 31, 2011.

Related Party Loans. As of September 30, 2012 and December 31, 2011, loans outstanding to directors, officers and their affiliates totaled $6.7 million and $9.8 million, respectively. All transactions entered into between the Company and such related parties are done in the ordinary course of business, made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related-party loans is as follows:

	For the Nine Months Ended September 30, 2012	For the Year Ended December 31, 2011
	(Dollars in thousands)
Beginning balance	$9,809	$12,783
New loans and reclassified related loans	736	4,168
Repayments	(3,851)	(7,142)

Ending balance	$6,694	$9,809

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

As of the dates indicated, nonaccrual loans, segregated by class of loans, were as follows:

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Construction and land development	$86	$1,175
Agriculture and agriculture real estate	410	49
1-4 family (includes home equity)	1,694	923
Commercial real estate (commercial mortgage and multi-family residential)	1,292	790
Commercial and industrial	1,557	633
Consumer and other	24	8

Total	$5,063	$3,578

An age analysis of past due loans, segregated by class of loans, as of the dates indicated, was as follows:

	As of September 30, 2012
	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Accruing Loans 90 or More Days Past Due
	(Dollars in thousands)
Construction and land development	$5,157	$86	$5,243	$491,174	$—
Agriculture and agriculture real estate	1,772	362	2,134	302,000	—
1-4 family (includes home equity)	1,756	1,413	3,169	1,394,548	—
Commercial real estate (commercial mortgage and multi-family residential)	9,965	—	9,965	1,966,147	—
Commercial and industrial	4,211	426	4,637	751,705	132
Consumer and other	1,104	20	1,124	147,257	—

Total	$23,965	$2,307	$26,272	$5,052,831	$132

	As of December 31, 2011
	Loans 30-89 Days Past Due	Loans 90 or More Days Past Due	Total Past Due Loans	Current Loans	Accruing Loans 90 or More Days Past Due
	(Dollars in thousands)
Construction and land development	$1,281	$111	$1,392	$480,748	$—
Agriculture and agriculture real estate	365	9	374	169,860	—
1-4 family (includes home equity)	1,527	314	1,841	1,152,424	—
Commercial real estate (commercial mortgage and multi-family residential)	5,630	390	6,020	1,435,206	—
Commercial and industrial	1,544	394	1,938	404,495	—
Consumer and other	89	—	89	111,519	—

Total	$10,436	$1,218	$11,654	$3,754,252	$—

The following table presents information regarding past due loans and nonperforming assets at the dates indicated:

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Nonaccrual loans	$5,063	$3,578
Accruing loans 90 or more days past due	132	—

Total nonperforming loans	5,195	3,578
Repossessed assets	10	146
Other real estate	8,846	8,328

Total nonperforming assets	$14,051	$12,052

Nonperforming assets to total loans and other real estate	0.28%	0.32%

The Company had $14.1 million in nonperforming assets at September 30, 2012 compared with $12.1 million at December 31, 2011. If interest on nonaccrual loans had been accrued under the original loan terms, approximately $252,000 and $156,000 would have been recorded as income for the nine months ended September 30, 2012 and 2011, respectively.

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

Impaired loans as of September 30, 2012 are set forth in the following table. No interest income was recognized on impaired loans subsequent to their classification as impaired.

	September 30, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment Quarter to Date	Average Recorded Investment Year to Date
	(Dollars in thousands)
With no related allowance recorded:
Construction and land development	$60	$61	$—	$143	$168
Agriculture and agriculture real estate	77	77	—	41	23
1-4 family (includes home equity)	362	407	—	379	353
Commercial real estate (commercial mortgage and multi-family residential)	396	421	—	379	733
Commercial and industrial	157	158	—	80	69
Consumer and other	—	—	—	—	—
With an allowance recorded:
Construction and land development	26	26	26	64	564
Agriculture and agriculture real estate	66	72	61	52	47
1-4 family (includes home equity)	1,086	1,103	336	660	650
Commercial real estate (commercial mortgage and multi-family residential)	2,774	2,786	567	2,766	2,794
Commercial and industrial	1,238	1,547	1,180	869	717
Consumer and other	20	34	20	13	10
Total:
Construction and land development	86	87	26	207	732
Agriculture and agriculture real estate	143	149	61	93	70
1-4 family (includes home equity)	1,448	1,510	336	1,039	1,003
Commercial real estate (commercial mortgage and multi-family residential)	3,170	3,207	567	3,145	3,527
Commercial and industrial	1,395	1,705	1,180	949	786
Consumer and other	20	34	20	13	10

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

Grade 2—Credits in this category are not immune from risk but are well-protected by the collateral and paying capacity of the borrower. These loans may exhibit a minor unfavorable credit factor, but the overall credit is sufficiently strong to minimize the possibility of loss.

Grade 3—Credits graded 3 constitute an undue and unwarranted credit risk, however the factors do not rise to a level of substandard. These credits have potential weaknesses and/or declining trends that, if not corrected, could expose the Bank to risk at a future date. Credits graded 3 are monitored on the Bank’s internally generated watch list and evaluated on a quarterly basis.

Grade 4—Credits in this category are deemed “substandard” loans in accordance with regulatory guidelines. Loans in this category have well-defined weakness that, if not corrected, could make default of principal and interest possible, but it is not yet certain. Loans in this category are still accruing interest and may be dependent upon secondary sources of repayment and/or collateral liquidation.

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

The following table presents loan risk grades and classified loans by class of loan at September 30, 2012. Classified loans include loans in risk grades 5, 6 and 7.

	Construction and Land Development	Agriculture and Agriculture Real Estate	1-4 Family (Includes Home Equity)	Commercial Real Estate (Commercial Mortgage and Multi- Family)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Grade 1	$—	$2,601	$—	$—	$45,371	$28,269	$76,241
Grade 2	482,385	297,231	1,384,513	1,930,565	695,762	119,392	4,909,848
Grade 3	8,351	2,128	6,617	9,163	8,206	—	34,465
Grade 4	5,595	2,031	5,139	33,214	5,608	700	52,287
Grade 5	86	143	1,435	3,170	1,393	20	6,247
Grade 6	—	—	13	—	2	—	15
Grade 7	—	—	—	—	—	—	—

Total	$496,417	$304,134	$1,397,717	$1,976,112	$756,342	$148,381	$5,079,103

The following table presents risk grades and classified loans by class of loan at December 31, 2011. Classified loans include loans in risk grades 5, 6 and 7.

	Construction and Land Development	Agriculture and Agriculture Real Estate	1-4 Family (Includes Home Equity)	Commercial Real Estate (Commercial Mortgage and Multi- Family)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Grade 1	$—	$3,319	$—	$—	$45,218	$31,602	$80,139
Grade 2	465,572	166,656	1,140,210	1,399,915	355,862	79,996	3,608,211
Grade 3	1,757	210	9,131	14,335	4,189	—	29,622
Grade 4	13,636	—	3,934	25,825	531	2	43,928
Grade 5	1,175	49	970	1,151	532	8	3,885
Grade 6	—	—	20	—	101	—	121
Grade 7	—	—	—	—	—	—	—

Total	$482,140	$170,234	$1,154,265	$1,441,226	$406,433	$111,608	$3,765,906

Net charge-offs/recoveries, segregated by class of loans, for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Construction and land development	$(155)	$197	$(1,356)	$(955)
1-4 family (includes home equity)	(251)	(134)	(392)	(517)
Commercial real estate and agriculture (includes multi-family)	(770)	(271)	(1,080)	(768)
Commercial and industrial	511	(7)	345	(492)
Consumer and other	(590)	(153)	(734)	(389)

Total	$(1,255)	$(368)	$(3,217)	$(3,121)

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

At September 30, 2012, the allowance for credit losses totaled $50.9 million or 1.00% of total loans. At December 31, 2011, the allowance aggregated $51.6 million or 1.37% of total loans.

The following table details the recorded investment in loans and activity in the allowance for credit losses by portfolio segment for the nine months ended September 30, 2012. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Construction and Land Development	Agriculture and Agriculture Real Estate	1-4 Family (includes Home Equity)	Commercial Real Estate (Commercial Mortgage and Multi-Family)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses:
Beginning balance	$12,094	$511	$12,645	$21,460	$3,826	$1,058	$51,594
Provision for credit losses	(469)	226	1,121	(250)	1,237	685	2,550
Charge-offs	(1,368)	—	(478)	(1,278)	(376)	(2,101)	(5,601)
Recoveries	12	33	86	165	721	1,367	2,384

Net charge-offs	(1,356)	33	(392)	(1,113)	345	(734)	(3,217)

Ending balance	10,269	770	13,374	20,097	5,408	1,009	50,927
Ending balance: individually evaluated for impairment	26	61	336	567	1,180	20	2,190

Ending balance: collectively evaluated for impairment	$10,243	$709	$13,038	$19,530	$4,228	$989	$48,737

Loans:
Ending balance: individually evaluated for impairment	86	143	1,448	3,170	1,395	20	6,262
Ending balance: collectively evaluated for impairment	496,331	303,991	1,396,269	1,972,942	754,947	148,361	5,072,841

Ending balance	$496,417	$304,134	$1,397,717	$1,976,112	$756,342	$148,381	$5,079,103

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

The Company had the following troubled debt restructurings outstanding as of the dates indicated:

	As of September 30, 2012			As of December 31, 2011
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Construction and land development	—	$—	$—	—	$—	$—
Agriculture and agriculture real estate	—	—	—	—	—	—
1-4 family (includes home equity)	4	109	66	4	109	84
Commercial real estate (commercial mortgage and multi-family)	1	2,560	2,469	2	5,264	5,171
Commercial and industrial	7	1,086	1,061	3	114	93
Consumer and other	—	—	—	—	—	—

Total	12	$3,755	$3,596	9	$5,487	$5,348

As of September 30, 2012, there have been no defaults on any loans that were modified as troubled debt restructurings during the preceding twelve months. Default is determined at 90 or more days past due. The modifications primarily related to extending the amortization periods of the loans, which may include loans modified during bankruptcy. The Company did not grant principal reductions on any restructured loan. Loans restructured during the nine months ended September 30, 2012 on non-accrual status as of September 30, 2012 totaled $972,000. The remaining restructured loans are performing and accruing loans. These modifications did not have a material impact on the Company’s determination of the allowance for credit losses.

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

Fair Value Hierarchy

ASC Topic 820 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. In accordance with ASC Topic 820, these inputs are summarized in the three broad levels listed below:

•

Level 1—Quoted prices in active markets for identical assets or liabilities. Level 1 assets include U.S. Treasury securities that are highly liquid and are actively traded in over-the-counter markets and CRA funds.

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

The following table summarizes financial assets and financial liabilities measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value:

	September 30, 2012
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available for sale securities (at fair value):
States and political subdivisions	$—	$37,188	$—	$37,188
Corporate debt securities and other	7,747	1,553	—	9,300
Collateralized mortgage obligations	—	638	—	638
Mortgage-backed securities	—	203,261	—	203,261

Total	$7,747	$242,640	$—	$250,387

	December 31, 2011
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available for sale securities (at fair value):
States and political subdivisions	$—	$39,076	$—	$39,076
Corporate debt securities and other	7,656	1,613	—	9,269
Collateralized mortgage obligations	—	765	—	765
Mortgage-backed securities	—	273,206	—	273,206

Total	$7,656	$314,660	$—	$322,316

Certain assets and liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets measured at fair value on a non-recurring basis during the reported periods include certain impaired loans reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based on observable market data, typically in the case of real estate collateral. For the nine months ended September 30, 2012, the Company had additions to impaired loans of $8.2 million, of which $4.3 million were outstanding at September 30, 2012.

Assets measured at fair value on a non-recurring basis during the reported periods also include other real estate owned and repossessed assets. For the nine months ended September 30, 2012, the Company had additions to other real estate owned of $10.9 million, of which $5.2 million were outstanding at September 30, 2012. The remaining assets and liabilities measured at fair value on a non-recurring basis that were recorded in 2012 and remained outstanding at September 30, 2012 were not significant. During the reported periods, all fair value measurements for assets and liabilities measured at fair value on a non-recurring basis utilized Level 2 inputs based on observable market data. There were no transfers between Level 1 and Level 2 assets during the nine months ended September 30, 2012.

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

Loans Held for Sale—Loans held for sale are recorded at the lower of cost or fair value. Loans held for sale may be carried at fair value on a nonrecurring basis when fair value is less than cost. The fair value is based on what secondary markets are currently offering for portfolios with similar characteristics. As such, the Company classifies both loans held for sale subjected to nonrecurring fair value adjustments and the estimated fair value of loans held for sale as Level 2.

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

All fair value measurements for remaining financial assets and financial liabilities utilized Level 2 inputs based on observable market data. The carrying amount and estimated fair value of the Company’s financial instruments, as of the dates indicated, are as follows:

	September 30, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(Dollars in thousands)
Financial Assets:
Cash and due from banks	$207,401	$207,401	$212,800	$212,800
Federal funds sold	302	302	642	642
Interest-bearing time deposits in other financial institutions	249	249	—	—
Held to maturity securities	6,549,126	6,772,151	4,336,620	4,492,988
Available for sale securities	250,387	250,387	322,316	322,316
Loans held for sale	4,332	4,332	—	—
Loans held for investment, net of allowance for credit losses	5,023,844	5,098,007	3,714,312	3,814,858

Total	$12,035,641	$12,332,829	$8,586,690	$8,843,604

Financial liabilities:
Deposits	$10,954,597	$10,971,925	$8,060,254	$8,074,093
Junior subordinated debentures	85,055	72,242	85,055	71,001
Other borrowings	112,017	114,170	12,790	14,974
Securities sold under repurchase agreements	443,856	443,976	54,883	54,883

Total	$11,595,525	$11,602,313	$8,212,982	$8,214,951

The Company’s off-balance sheet commitments, which total $911.5 million at September 30, 2012, are funded at current market rates at the date they are drawn upon. It is management’s opinion that the fair value of these commitments would approximate their carrying value, if drawn upon.

The fair value estimates presented herein are based on pertinent information available to management at September 30, 2012. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

6. GOODWILL AND CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles (CDI) for nine months ended September 30, 2012 were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)
Balance as of December 31, 2011	$924,537	$20,996
Amortization	—	(5,297)
Acquisition of Texas Bankers, Inc.	5,869	—
Acquisition of The Bank Arlington	3,013	—
Acquisition of American State Financial Corp.	266,679	12,393

Balance as of September 30, 2012	$1,200,098	$28,092

Goodwill is recorded on the acquisition date of each entity. The Company may record subsequent adjustments to goodwill for amounts undeterminable at acquisition date, such as deferred taxes and real estate valuations, and therefore the goodwill amounts reflected in the table above may change accordingly. The Company initially records the total premium paid on acquisitions as goodwill. After finalizing the valuation, core deposit intangibles are identified and reclassified from goodwill to core deposit intangibles on the balance sheet. This reclassification has no effect on total assets or liabilities. Management performs an evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill and other intangibles has occurred. If any such impairment is determined, a write down is recorded. As of September 30, 2012, there were no impairments recorded on goodwill or other intangibles.

Although the Company completed the Texas Bankers, Inc. acquisition in January 2012, The Bank Arlington acquisition in April 2012 and the American State Financial Corporation acquisition in July 2012, the Company has not yet completed the allocation of the purchase price and therefore fair values for certain acquired assets and assumed liabilities are still being finalized (see Note 11-Acquisitions).

Core deposit intangibles are amortized on an accelerated basis over their estimated lives, which the Company believes is between 8 and 10 years. Gross core deposit intangibles outstanding were $91.5 million at September 30, 2012 and $79.2 million at December 31, 2011. Net core deposit intangibles outstanding were $28.1 million and $21.0 million at the same dates, respectively. Amortization expense related to intangible assets totaled $2.0 million and $1.9 million for the three months ended September 30, 2012 and 2011, respectively, and $5.3 million and $5.9 million for the nine months ended September 30, 2012 and 2011, respectively.

The estimated aggregate future amortization expense for intangible assets remaining as of September 30, 2012 is as follows (dollars in thousands):

Remaining 2012	$1,933
2013	6,186
2014	4,866
2015	4,219
2016	3,781
Thereafter	7,107

Total	$28,092

7. STOCK BASED COMPENSATION

At September 30, 2012, the Company had four stock-based employee compensation plans and one stock option plan assumed in connection with an acquisition under which no additional options will be granted. Two of the four plans adopted by the Company have expired and therefore no additional awards may be issued under those plans. The Company accounts for stock-based employee compensation plans using the fair value-based method of accounting in accordance with ASC Topic 718. ASC Topic 718 was effective for companies in 2006; however, the Company has been recognizing compensation expense since January 1, 2003. The Company recognized $1.1 million and $961,000 in stock-based compensation expense for the three months ended September 30, 2012 and 2011, respectively, and $3.2 million and $2.6 million in stock-based compensation expense for the nine months ended September 30, 2012 and 2011, respectively. There was approximately $364,000 and $322,000 of income tax benefit recorded for the stock-based compensation expense for the three months ended September 30, 2012 and 2011, respectively, and $1.1 million and $870,000 of income tax benefit recorded for the stock-based compensation expense for the nine months ended September 30, 2012 and 2011, respectively.

On February 22, 2012, the Company’s Board of Directors adopted the Prosperity Bancshares, Inc. 2012 Stock Incentive Plan (the “2012 Plan”), subject to approval by the Company’s shareholders. The Company’s shareholders approved the 2012 Plan at the annual meeting of shareholders on April 17, 2012. The 2012 Plan authorizes the issuance of up to 1,250,000 shares of common stock upon the exercise of options granted under the 2012 Plan or pursuant to the grant or exercise, as the case may be, of other awards granted under the 2012 Plan, including restricted stock, stock appreciation rights, phantom stock awards and performance awards. As of September 30, 2012, no options or other awards have been granted under the 2012 Plan.

During 2004, the Company’s Board of Directors adopted the Prosperity Bancshares, Inc. 2004 Stock Incentive Plan (the “2004 Plan”) which authorizes the issuance of up to 1,250,000 shares of common stock pursuant to the exercise or grant, as the case may be, of awards under such plan and the shareholders approved the 2004 Plan in 2005. The Company has granted shares with forfeiture restrictions (“restricted stock”) to certain directors, officers and associates under the 2004 Plan. The awardee is not entitled to the shares until they vest, which is generally over a one to five year period, but the awardee is entitled to receive dividends on and vote the shares prior to vesting. The shares granted do not have a cost to the awardee and the only requirement of vesting is continued service to the Company. Compensation cost related to restricted stock is calculated based on the fair value of the shares at the date of grant. If the awardee leaves the Company before the shares vest, the unvested shares are forfeited. Options to purchase a total of 162,250 shares of common stock of the Company granted under the 2004 Plan were outstanding at September 30, 2012, of which 98,375 were exercisable. As of September 30, 2012, there were 446,146 shares of restricted stock outstanding with a weighted average grant date fair value of $38.06 per share. Remaining shares available for grant under the 2004 Plan totaled 477,625 at September 30, 2012.

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

The fair value of options was estimated using an option-pricing model with the following weighted average assumptions:

	September 30,
	2012	2011
Expected life in years	5.26	5.30
Risk free interest rate	3.67%	3.67%
Volatility	20.84%	20.98%
Dividend yield	1.26%	1.25%

A summary of changes in outstanding vested and unvested options during the nine months ended September 30, 2012 is set forth below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Options outstanding, beginning of period	525	$28.18
Options granted	—	—
Options forfeited	(6)	31.63
Options exercised	(99)	27.03

Options outstanding, end of period	420	$28.36	3.36	$5,982

Options vested or expected to vest	407	$27.98	3.32	$5,956

Options exercisable, end of period	280	$27.62	2.83	$4,198

No options were granted during the nine months ended September 30, 2012 and 2011. The total intrinsic value of the options exercised during the nine month periods ended September 30, 2012 and 2011 was $1.8 million and $1.4 million, respectively. The total fair value of options vested during the nine month periods ended September 30, 2012 and 2011 was $234,000 and $368,000, respectively.

A summary of changes in unvested options is set forth below:

	Nine Months Ended September 30,
	2012		2011
	Number of Options	Weighted Average Grant Date Fair Value	Number of Options	Weighted Average Grant Date Fair Value
	(In thousands)		(In thousands)
Unvested options outstanding, beginning of period	177	$6.96	313	$6.89
Options granted	—	—	—	—
Unvested options forfeited	(4)	6.76	—	—
Options vested	(33)	7.07	(59)	6.31

Unvested options outstanding, end of period	140	$6.92	254	$6.96

The Company received $2.7 million and $4.2 million in cash from the exercise of stock options during the nine month periods ended September 30, 2012 and 2011, respectively. There was no tax benefit realized from option exercises of the stock-based compensation arrangements during the nine month periods ended September 30, 2012 and 2011.

As of September 30, 2012, there was $8.9 million of total unrecognized compensation expense related to unvested stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.6 years.

8. SECURITIES

The carrying cost of securities totaled $6.80 billion at September 30, 2012 compared with $4.66 billion at December 31, 2011, an increase of $2.14 billion or 45.9%. The increase is due to securities acquired from ASB. At September 30, 2012, securities represented 49.6% of total assets compared with 47.4% of total assets at December 31, 2011.

The amortized cost and fair value of investment securities as of September 30, 2012 are as follows:

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$35,262	$1,937	$(11)	$37,188
Collateralized mortgage obligations	651	—	(13)	638
Mortgage-backed securities	188,699	14,618	(56)	203,261
Corporate debt securities and other	8,784	516	—	9,300

Total	$233,396	$17,071	$(80)	$250,387

Held to Maturity
U.S. Treasury securities and obligations of U.S. government agencies	$10,597	$213	$—	$10,810
States and political subdivisions (including QSCB)	387,246	9,355	(151)	396,450
Corporate debt securities	1,500	53	—	1,553
Collateralized mortgage obligations	160,478	2,994	(215)	163,257
Mortgage-backed securities	5,989,305	211,153	(377)	6,200,081

Total	$6,549,126	$223,768	$(743)	$6,772,151

The amortized cost and fair value of investment securities as of December 31, 2011 are as follows:

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$37,060	$2,022	$(6)	$39,076
Collateralized mortgage obligations	786	—	(21)	765
Mortgage-backed securities	254,965	18,307	(66)	273,206
Corporate debt securities and other	8,778	491	—	9,269

Total	$301,589	$20,820	$(93)	$322,316

Held to Maturity
U.S. Treasury securities and obligations of U.S. government agencies	$8,696	$455	$—	$9,151
States and political subdivisions (including QSCB)	50,814	3,324	(284)	53,854
Corporate debt securities	1,500	114	—	1,614
Collateralized mortgage obligations	281,778	5,009	(150)	286,637
Mortgage-backed securities	3,993,832	147,991	(91)	4,141,732

Total	$4,336,620	$156,893	$(525)	$4,492,988

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

As of September 30, 2012, the Company does not intend to sell any debt securities and management believes that the Company more likely than not will not be required to sell any debt securities before their anticipated recovery, at which time the Company will receive full value for the securities. Furthermore, as of September 30, 2012, management does not have the intent to sell any of its securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of September 30, 2012, management believes any impairment in the Company’s securities are temporary and no impairment loss has been realized in the Company’s consolidated statements of income.

Securities with unrealized losses segregated by length of time such securities have been in a continuous loss position at September 30, 2012 were as follows:

	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$—	$—	$503	$(11)	$503	$(11)
Collateralized mortgage obligations	—	—	638	(13)	638	(13)
Mortgage-backed securities	162	—	6,779	(56)	6,941	(56)

Total	$162	$—	$7,920	$(80)	$8,082	$(80)

Held to Maturity
States and political subdivisions	$14,301	$(131)	$1,140	$(19)	$15,441	$(150)
Collateralized mortgage obligations	2,384	(215)	—	—	2,384	(215)
Mortgage-backed securities	16,551	(375)	320	(3)	16,871	(378)

Total	$33,236	$(721)	$1,460	$(22)	$34,696	$(743)

The amortized cost and fair value of investment securities at September 30, 2012, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	September 30, 2012
	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$30,938	$31,294	$8,874	$9,392
Due after one year through five years	118,902	120,003	2,942	3,116
Due after five years through ten years	148,003	150,818	23,562	24,862
Due after ten years	101,500	106,698	8,668	9,118

Subtotal	399,343	408,813	44,046	46,488
Mortgage-backed securities and collateralized mortgage obligations	6,149,783	6,363,338	189,350	203,899

Total	$6,549,126	$6,772,151	$233,396	$250,387

The Company had no gain or loss on sale of securities for the three months ended September 30, 2012 or 2011 and had no gain or loss on sale of securities for the nine months ended September 30, 2012 compared with a net loss of $581,000 for the nine months ended September 30, 2011. The Company sold two non-agency CMO’s with a total book value of $3.2 million due to a downgrade of the CMO’s to less than investment grade in the second quarter of 2011. As of September 30, 2012, the Company had eight non-agency CMO’s remaining with a total book value of $2.7 million and total market value of $2.5 million.

At September 30, 2012 and December 31, 2011, the Company did not own securities of any one issuer (other than the U.S. government and its agencies) for which aggregate adjusted cost exceeded 10% of the consolidated shareholders’ equity at such respective dates.

Securities with an amortized cost of $4.22 billion and $2.48 billion and a fair value of $4.37 billion and $2.57 billion at September 30, 2012 and December 31, 2011, respectively, were pledged to collateralize public deposits and for other purposes required or permitted by law.

9. CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ITEMS

Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of September 30, 2012 (other than deposit obligations). The payments do not include pre-payment options that may be available to the Company. The Company’s future cash payments associated with its contractual obligations pursuant to its junior subordinated debentures, FHLB borrowings and operating leases as of September 30, 2012 are summarized below. Payments for junior subordinated debentures include interest of $52.0 million that will be paid over the future periods. The future interest payments were calculated using the current rate in effect at September 30, 2012. The current principal balance of the junior subordinated debentures at September 30, 2012 was $85.1 million. Payments for FHLB borrowings include interest of $3.0 million that will be paid over the future periods. Payments related to leases are based on actual payments specified in underlying contracts.

	Payments due in:
	Remaining Fiscal 2012	Fiscal 2013-2014	Fiscal 2015-2016	Thereafter	Total
	(Dollars in thousands)
Junior subordinated debentures	$1,222	$4,888	$4,888	$126,017	$137,015
Federal Home Loan Bank borrowings	100,282	3,258	3,456	8,001	114,997
Operating leases	1,324	8,547	4,013	759	14,643

Total	$102,828	$16,693	$12,357	$134,777	$266,655

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

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit as of September 30, 2012 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	Remaining Fiscal 2012	Fiscal 2013-2014	Fiscal 2015-2016	Thereafter	Total
	(Dollars in thousands)
Standby letters of credit	$4,472	$20,399	$564	$—	$25,435
Commitments to extend credit	114,567	445,549	50,391	275,538	886,045

Total	$119,039	$465,948	$50,955	$275,538	$911,480

10. OTHER COMPREHENSIVE (LOSS) INCOME

The tax effects allocated to each component of other comprehensive (loss) income were as follows (dollars in thousands):

	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount
Securities available for sale:
Change in net unrealized (loss) gain during the period	$(718)	$(251)	$(467)	$632	$222	$410

Total other comprehensive (loss) income	$(718)	$(251)	$(467)	$632	$222	$410

	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount	Before Tax Amount	Tax Expense, (Benefit)	Net of Tax Amount
Securities available for sale:
Change in net unrealized (loss) gain during the period	$(3,736)	$(1,308)	$(2,428)	$2,272	$795	$1,477

Total other comprehensive (loss) income	$(3,736)	$(1,308)	$(2,428)	$2,272	$795	$1,477

Activity in accumulated other comprehensive income, net of tax, was as follows:

	Securities Available For Sale	Accumulated Other Comprehensive Income
	(Dollars in thousands)
Balance January 1, 2012	$13,472	$13,472
Other comprehensive (loss) income	(2,428)	(2,428)

Balance September 30, 2012	$11,044	$11,044

Balance as of January 1, 2011	$14,304	$14,304
Other comprehensive (loss) income	1,477	1,477

Balance September 30, 2011	$15,781	$15,781

11. ACQUISITIONS

Acquisition of American State Financial Corporation—On July 1, 2012, the Company completed the previously announced acquisition of American State Financial Corporation and its wholly owned subsidiary American State Bank (collectively referred to as “ASB”). ASB operated thirty-seven (37) full service banking offices in eighteen (18) counties across West Texas.

As of June 30, 2012, ASB, on a consolidated basis, reported total assets of $3.16 billion, total loans of $1.24 billion and total deposits of $2.51 billion. Under the terms of the merger agreement, the Company issued 8,524,835 shares of Company common stock plus $178.5 million in cash for all outstanding shares of American State Financial Corporation capital stock, for total merger consideration of $536.8 million and an initial premium of $240.4 million.

The acquisition was accounted for under the acquisition method of accounting. Under this method of accounting, the identifiable assets acquired and assumed liabilities were recorded at their estimated fair value as of the date of the acquisition. Accordingly, the results of operations of the acquired company have been included in the Company’s results of operations since the date of acquisition.

FAIR VALUE: The measurement period for the Company to determine the fair values of acquired identifiable assets and assumed liabilities will end at the earlier of (i) twelve months from the date of the acquisition or (ii) as soon as the Company receives the information it was seeking about facts and circumstances that existed as of the acquisition date or learns that more information is not obtainable. The Company is currently in the process of obtaining fair values for certain acquired assets and assumed liabilities and therefore the following estimates are preliminary.

As of July 1, 2012
(In thousands)
Cash and due from banks	$98,720
Federal funds sold	202,810

Total cash and cash equivalents	301,530
Securities available for sale	524,959
Securities held to maturity	994,873
Loans held for sale	13,770
Loans held for investment	1,133,867
Bank premises and equipment	36,502
Other real estate owned	1,232
Goodwill	266,679
Core deposit intangibles	12,393
Federal Home Loan Bank stock	2,355
Other assets	91,242

Total assets acquired	$3,379,402

Deposits	2,495,652
Other borrowings	318,692
Other liabilities	28,252

Total liabilities assumed	2,842,596

Common stock and capital surplus	536,806

Total liabilities assumed and shareholders’ equity	$3,379,402

The Company recognized goodwill of $266.7 million which is calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of identifiable assets acquired. Goodwill resulted from a combination of expected operational synergies, an enhanced branching network, and cross-selling opportunities. Goodwill is not expected to be deductible for tax purposes while the core deposit intangible is expected to be deductible over 10 years.

MERGER RELATED EXPENSES AND PRO FORMA INFORMATION: For the three and nine months ended September 30, 2012, the Company incurred $5.1 million and $5.4 million of pre-tax merger related expenses related to the ASB acquisition, respectively and estimates total merger related expenses will range from $5.4 to $6.0 million, pre-tax. The merger expenses are reflected on the Company’s income statement for the applicable periods and are reported primarily in the categories of salaries and benefits, data processing and professional fees.

Operations of ASB have been included in the consolidated financial statements since July 1, 2012. The Company does not consider ASB a separate reporting segment and does not track the amount of revenue and net income attributable to ASB since acquisition. As such, it is impracticable to determine such amounts for the three and nine months ended September 30, 2012.

The following pro forma information presents the results of operations for the three and nine months ended September 30, 2012 and 2011, as if the ASB acquisition had occurred on January 1, 2011. The previously completed acquisitions of Texas Bankers, Inc. and The Bank Arlington are not deemed material in the aggregate and are therefore excluded from the pro forma information in the table below.

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2012	2011	2012	2011
	(Dollars in thousands, except per share data)
Net interest income	$106,893	$113,858	$336,249	$337,096
Net income	$49,479	$48,081	$163,333	$149,425
Basic earnings per share	$0.88	$0.87	$2.78	$2.70
Diluted earnings per share	$0.88	$0.87	$2.77	$2.69

The above pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the merged companies that would have been achieved had the acquisition occurred at January 1, 2011, nor are they intended to represent or be indicative of future results of operations. These pro forma results require significant estimates and judgments particularly as it relates to accretion of income associated with acquired loans. Pro forma adjustments principally included:

•

Reversing interest income and interest expense as previously recorded by ASB and recording interest income and interest expense based on impact of estimated fair values of the acquired interest earning assets and assumed interest bearing liabilities.

•

Reversing depreciation and amortization expense recorded by ASB and reporting depreciation and amortization based on estimated fair values and remaining lives of acquired premises, equipment, and leasehold improvements.

•	Reversing core deposit intangible amortization as previously recorded by ASB and recording amortization expense as it relates to the core deposit intangible recognized from the acquisition.

•	Reporting acquisition-related charges and professional fees related to the acquisition as if they were incurred in 2011.

ACQUIRED LOANS AND PURCHASE CREDIT IMPAIRED LOANS: Acquired loans were preliminarily recorded at fair value based on a discounted cash flow valuation methodology that considers, among other things, projected default rates, loss given defaults and recovery rates. No allowance for credit losses was carried over from ASB.

The Company has identified certain loans which have experienced credit deterioration since origination (“purchased credit impaired loans” or “PCI loans”). PCI loan identification considers the following factors: payment history and past due status, debt service coverage, loan grading, collateral values and other factors that may indicate deterioration of credit quality since origination. Accretion of purchased discounts on PCI loans will be based on estimated future cash flows, regardless of contractual maturities. Accretion of purchased discounts on non-PCI loans will be recognized on a level-yield basis based on contractual maturity of individual loans per ASC Topic 310-30. See Note 4—Loans.

The following table discloses the preliminary fair value and contractual value of loans acquired as of July 1, 2012:

	Purchased Credit Impaired Loans	Non-PCI Loans	Total Acquired Loans
	(Dollars in thousands)
Commercial and industrial	$3,568	$221,341	$224,909
Real estate
Construction and land development	1,326	112,011	113,337
1-4 family residential	155	126,954	127,109
Home equity	—	24,851	24,851
Commercial mortgage	22,454	460,378	482,832
Agriculture real estate	—	53,979	53,979
Multi-family residential	—	48,423	48,423
Agriculture	78	—	78
Consumer	—	72,119	72,119
Other	—	—	—

Total fair value	$27,581	$1,120,056	$1,147,637

Contractual principal balance	$54,403	$1,195,741	$1,250,144

The following presents additional information on purchased credit impaired loans (dollars in thousands):

Contractually required principal and interest	$60,167
Non-accretable difference	(24,429)

Cash flows expected to be collected	35,738
Accretable difference	(8,157)

Fair value of purchased credit impaired loans	$27,581

The process for identifying, valuing and determining pools (if any) of the loans that were (or may be) considered PCI loans as of the acquisition date remains on-going. Income recognition on PCI loans is subject to the Company’s ability to reasonably estimate both the timing and amount of future cash flows. PCI loans for which the Company is accruing interest income are not considered non-performing or impaired. The non-accretable difference represents contractual principal and interest the Company does not expect to collect.

Acquisition of The Bank Arlington—On April 1, 2012, the Company completed the previously announced acquisition of The Bank Arlington. The Bank Arlington operated one banking office in Arlington, Texas, in the Dallas/Fort Worth CMSA. The Company acquired The Bank Arlington to increase its market share in the Dallas/Fort Worth area. The acquisition is not considered significant to the Company’s financial statements and therefore pro forma financial data and related disclosures are not included. The Company incurred approximately $163,000 in expense related to this acquisition which is primarily recorded in legal and professional fees and data processing.

As of March 31, 2012, The Bank Arlington reported total assets of $37.3 million, total loans of $22.8 million and total deposits of $33.2 million. Under the terms of the agreement, the Company issued 135,347 shares of Company common stock for all outstanding shares of The Bank Arlington capital stock, which resulted in an initial premium of $2.8 million.

Acquisition of Texas Bankers, Inc.—On January 1, 2012, the Company completed the previously announced acquisition of Texas Bankers, Inc. and its wholly-owned subsidiary, Bank of Texas, Austin, Texas. The three (3) Bank of Texas banking offices in the Austin, Texas CMSA consisted of a location in Rollingwood, which was consolidated with the Company’s Westlake location and remains in Bank of Texas’ Rollingwood banking office; one banking center in downtown Austin, which was consolidated into the Company’s downtown Austin location; and another banking center in Thorndale. The Company acquired Texas Bankers, Inc. to increase is its market share in the Central Texas area. The acquisition is not considered significant to the Company’s financial statements and therefore pro forma financial data and related disclosures are not included. The Company incurred approximately $352,000 in expense related to this acquisition which is primarily recorded in legal and professional fees and data processing.

Texas Bankers, Inc. on a consolidated basis, reported total assets of $77.0 million, total loans of $27.6 million and total deposits of $70.4 million as of December 31, 2011. Under the terms of the agreement, the Company issued 314,953 shares of Company common stock for all outstanding shares of Texas Bankers capital stock, which resulted in an initial premium of $5.2 million.

12. SUBSEQUENT EVENTS

Acquisition of Community National Bank—On October 1, 2012, the Company completed the previously announced acquisition of Community National Bank, Bellaire, Texas. Community National Bank operated one (1) banking office in Bellaire, Texas, in the Houston Metropolitan Area. The acquisition is not considered significant to the Company’s financial statements and therefore pro forma financial data is not included. The Company incurred approximately $326,000 in expense related to this acquisition which is primarily recorded in legal and professional fees and data processing.

As of September 30, 2012, Community National Bank reported total assets of $183.0 million, total loans of $68.0 million and total deposits of $164.6 million. Under the terms of the acquisition agreement, the Company issued 372,282 shares of Company common stock plus $11.4 million in cash for all outstanding shares of Community National Bank capital stock which resulted in a premium of $10.6 million.

Pending Acquisition of East Texas Financial Services, Inc.—On December 9, 2011, the Company entered into a definitive agreement to acquire East Texas Financial Services, Inc. (OTC BB: FFBT) and its wholly-owned subsidiary, First Federal Bank Texas (“Firstbank”). Firstbank operates four banking offices in the Tyler MSA, including three locations in Tyler, Texas and one location in Gilmer, Texas.

As of September 30, 2012, Firstbank reported total assets of $191.1 million, total loans of $139.2 million and total deposits of $116.0 million. Under the terms of the definitive agreement, the Company will issue up to 531,000 shares of Company common stock for all outstanding shares of East Texas Financial Services capital stock, subject to certain conditions and potential adjustments. Pending the satisfaction of closing conditions, the closing is expected to occur in early 2013.

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

OVERVIEW

The Company, a Texas corporation, was formed in 1983 as a vehicle to acquire the former Allied First Bank in Edna, Texas which was chartered in 1949 as The First National Bank of Edna. The Company is a registered financial holding company that derives substantially all of its revenues and income from the operation of its bank subsidiary, Prosperity Bank® (“Prosperity Bank®” or the “Bank”). The Bank provides a wide array of financial products and services to small and medium-sized businesses and consumers. As of September 30, 2012, the Bank operated two hundred thirteen (213) full-service banking locations; with ten (10) in the Bryan/College Station area, thirty-four (34) in the Central Texas area, thirty-five (35) in the Dallas/Fort Worth area, twenty-one (21) in East Texas, fifty-nine (59) in the Houston area, twenty (20) in the South Texas area including Corpus Christi and Victoria, and thirty-four (34) in the West Texas area. The Company’s headquarters are located at Prosperity Bank Plaza, 4295 San Felipe in Houston, Texas and its telephone number is (281) 269-7199. The Company’s website address is www.prosperitybanktx.com. Information contained on the Company’s website is not incorporated by reference into this quarterly report on Form 10-Q and is not part of this or any other report.

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

Three principal components of the Company’s growth strategy are internal growth, stringent cost control practices and strategic merger transactions. The Company focuses on continual internal growth. Each banking center is operated as a separate profit center, maintaining separate data with respect to its net interest income, efficiency ratio, deposit growth, loan growth and overall profitability. Banking center presidents and managers are accountable for performance in these areas and compensated accordingly. The Company also focuses on maintaining stringent cost control practices and policies. The Company has invested significantly in the infrastructure required to centralize many of its critical operations, such as data processing and loan application processing. Management believes that this centralized infrastructure can accommodate substantial additional growth while enabling the Company to minimize operational costs through certain economies of scale. The Company also intends to continue to seek expansion opportunities. On January 1, 2012, the Company completed the acquisition of Texas Bankers, Inc. which added three banking centers, of which two were consolidated with nearby existing banking centers. On April 1, 2012, the Company completed the acquisition of The Bank Arlington which added one banking center. On July 1, 2012, the Company completed the acquisition of American State Financial Corporation (“ASB”), which added 37 banking centers. On October 1, 2012, the Company completed the acquisition of Community National Bank which added one banking center. In addition, the Company has previously announced the pending acquisition of East Texas Financial Services, Inc.

Total assets were $13.71 billion at September 30, 2012 compared with $9.82 billion at December 31, 2011, an increase of $3.89 billion or 39.6%. Total loans were $5.08 billion at September 30, 2012 compared with $3.77 billion at December 31, 2011, an increase of $1.31 billion or 34.9%. Total deposits were $10.95 billion at September 30, 2012 compared with $8.06 billion December 31, 2011, an increase of $2.89 billion or 35.9%. Total shareholders’ equity was $2.04 billion at September 30, 2012 compared with $1.57 billion at December 31, 2011, an increase of $470.9 million or 30.0%. The increases were primarily due to the acquisition of ASB on July 1, 2012.

RECENT AND PENDING ACQUISTIONS

Acquisition of American State Financial Corporation—On July 1, 2012, the Company completed the previously announced acquisition of American State Financial Corporation and its wholly owned subsidiary American State Bank (collectively referred to as “ASB”). ASB operated thirty-seven (37) full service banking offices in eighteen (18) counties across West Texas.

As of June 30, 2012, ASB, on a consolidated basis, reported total assets of $3.16 billion, total loans of $1.24 billion and total deposits of $2.51 billion. Under the terms of the merger agreement, the Company issued 8,524,835 shares of Company common stock plus $178.5 million in cash for all outstanding shares of American State Financial Corporation capital stock, for total merger consideration of $536.8 million and an initial premium of $240.4 million.

Acquisition of Community National Bank—On October 1, 2012, the Company completed the previously announced acquisition of Community National Bank, Bellaire, Texas. Community National Bank operated one (1) banking office in Bellaire, Texas, in the Houston Metropolitan Area. The acquisition is not considered significant to the Company’s financial statements and therefore pro forma financial data is not included. The Company incurred approximately $326,000 in expense related to this acquisition which is primarily recorded in legal and professional fees and data processing.

As of September 30, 2012, Community National Bank reported total assets of $183.0 million, total loans of $68.0 million and total deposits of $164.6 million. Under the terms of the acquisition agreement, the Company issued 372,282 shares of Company common stock plus $11.4 million in cash for all outstanding shares of Community National Bank capital stock which resulted in a premium of $10.6 million.

Pending Acquisition of East Texas Financial Services, Inc.—On December 9, 2011, the Company entered into a definitive agreement to acquire East Texas Financial Services, Inc. (OTC BB: FFBT) and its wholly-owned subsidiary, First Federal Bank Texas (“Firstbank”). Firstbank operates four banking offices in the Tyler MSA, including three locations in Tyler, Texas and one location in Gilmer, Texas.

As of September 30, 2012, Firstbank reported total assets of $191.1 million, total loans of $139.2 million and total deposits of $116.0 million. Under the terms of the definitive agreement, the Company will issue up to 531,000 shares of Company common stock for all outstanding shares of East Texas Financial Services capital stock, subject to certain conditions and potential adjustments. Pending the satisfaction of closing conditions, the closing is expected to occur in early 2013.

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

Goodwill and Intangible Assets—Goodwill and intangible assets that have indefinite useful lives are subject to an impairment test at least annually, or more often, if events or circumstances indicate that it is more likely than not that the fair value of Prosperity Bank, the Company’s only reporting unit with assigned goodwill, is below the carrying value of its equity. Goodwill is tested for impairment using a two-step process that begins with an estimation of the fair value of the Company’s reporting unit compared with its carrying value. If the carrying amount exceeds the fair value of the reporting unit, a second test is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment. The Company estimated the fair value of its reporting unit through several valuation techniques that consider, among other things, the historical and current financial position and results of operations of the Company, general economic and market conditions and exit prices for recent market transactions. The Company had no intangible assets with indefinite useful lives at September 30, 2012. Other identifiable intangible assets that are subject to amortization are amortized on an accelerated basis over the years expected to be benefited, which the Company believes is between eight and ten years. These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value to carrying value. Based on the Company’s annual goodwill impairment test as of September 30, 2012, management does not believe any of its goodwill is impaired as of September 30, 2012 because the fair value of the Company’s equity exceeded its carrying value. While the Company believes no impairment existed at September 30, 2012, under accounting standards applicable at that date, different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation and financial condition or future results of operations.

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

RESULTS OF OPERATIONS

Net income available to common shareholders was $46.2 million ($0.82 per common share on a diluted basis) for the quarter ended September 30, 2012 compared with $36.4 million ($0.77 per common share on a diluted basis) for the quarter ended September 30, 2011, an increase in net income of $9.8 million, or 27.0%. The increase is primarily due to the acquisition of ASB. The Company posted returns on average common equity of 9.10% and 9.51%, returns on average assets of 1.32% and 1.52% and efficiency ratios of 46.07% and 42.38% for the quarters ended September 30, 2012 and 2011, respectively. The efficiency ratio is calculated by dividing total noninterest expense (excluding credit loss provisions) by net interest income plus noninterest income (excluding net gains and losses on the sale of assets). Additionally, taxes are not part of this calculation.

For the nine months ended September 30, 2012, net income available to common shareholders was $119.6 million ($2.37 per common share on a diluted basis) compared with $105.3 million ($2.24 per common share on a diluted basis) for the same period in 2011, an increase in net income of $14.3 million or 13.6%. The increase is primarily due to the acquisition of ASB. The Company posted returns on average common equity of 9.08% and 9.37%, returns on average assets of 1.35% and 1.46% and efficiency ratios of 43.69% and 43.41% for the nine months ended September 30, 2012 and 2011, respectively.

Net Interest Income

The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.”

Net interest income was $106.9 million for the quarter ended September 30, 2012 compared with $82.5 million for the quarter ended September 30, 2011, an increase of $24.4 million, or 29.5%. Included in net interest income for the quarter ended September 30, 2012 is loan discount accretion of $11.2 million related to loans acquired in the 2012 acquisitions. Net interest income increased primarily as a result of an increase in average net interest-earning assets. Interest-earning assets increased to $12.33 billion for the quarter ended September 30, 2012 compared with $8.24 billion for the quarter ended September 30, 2011, an increase of $4.09 billion, or 49.7%. Additionally, the average yield on earning assets decreased 69 basis points from 4.49% for the quarter ended September 30, 2011 compared with 3.80% for the quarter ended September 30, 2012 while the average rate paid on interest-bearing liabilities decreased 22 basis points from 0.69% for the quarter ended September 30, 2011 compared with 0.47% for the quarter ended September 30, 2012. Average interest-bearing liabilities increased $2.99 billion or 48.7% for the same periods. The increases in volumes were due to the acquisition of ASB.

The net interest margin on a tax equivalent basis decreased 50 basis points to 3.52% for the quarter ended September 30, 2012 compared with 4.02% for the quarter ended September 30, 2011. The decrease in the net interest margin primarily resulted from the decrease in the overall yield on interest-earning assets not being matched by a corresponding decrease in the average cost of funds. The average cost of funds was 0.36% for the three months ended September 30, 2012.

Net interest income increased $25.8 million, or 10.5%, to $272.4 million for the nine months ended September 30, 2012 compared with $246.6 million for the same period in 2011. Included in net interest income for the nine months ended September 30, 2012 is loan discount accretion of $11.9 million related to loans acquired in the 2012 acquisitions. The increase in net interest income was mainly attributable to higher average net interest-earning assets for the same periods. The yield on average interest-earning assets decreased at a faster pace than the rates paid on average interest-bearing liabilities. The average yield on earning assets decreased 67 basis points from 4.57% for the nine months ended September 30, 2011 compared with 3.90% for the nine months ended September 30, 2012, while the average rate paid on interest-bearing liabilities decreased 25 basis points from 0.76% for the nine months ended September 30, 2011 compared with 0.51% for the same period in 2012. The net interest margin on a tax equivalent basis for the nine months ended September 30, 2012 decreased 47 basis points to 3.56% compared with 4.03% for the same period in 2011.

The following tables set forth, for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the quarters ended September 30, 2012 and 2011 and the nine months ended September 30, 2012 and 2011. The tables also set forth the average rate paid on total interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Except as indicated in the footnotes, no tax-equivalent adjustments were made and all average balances are daily average balances. Any nonaccruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended September 30,
	2012			2011
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (4)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (4)
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$5,169,101	$80,587	6.20%	$3,694,039	$54,471	5.85%
Securities (1)	7,106,871	37,025	2.08	4,524,213	38,714	3.42
Federal funds sold and other temporary investments	53,111	21	0.16	18,636	4	0.09

Total interest-earning assets	12,329,083	117,633	3.80%	8,236,888	93,189	4.49%

Less allowance for credit losses	(53,944)			(52,208)

Total interest-earning assets, net of allowance	12,275,139			8,184,680
Noninterest-earning assets	1,730,120			1,375,394

Total assets	$14,005,259			$9,560,074

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$2,181,928	$2,273	0.41%	$1,319,800	$1,667	0.50%
Savings and money market accounts	3,516,601	2,987	0.34	2,369,745	2,702	0.45
Certificates of deposit	2,387,279	4,135	0.69	2,134,082	5,348	0.99
Junior subordinated debentures	85,055	651	3.04	85,055	607	2.83
Securities sold under repurchase agreements	438,410	315	0.29	90,821	127	0.55
Federal funds purchased and other borrowings	512,739	379	0.29	135,336	200	0.59

Total interest-bearing liabilities	9,122,012	10,740	0.47%	6,134,839	10,651	0.69%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	2,760,405			1,828,957
Other liabilities	92,873			66,560

Total liabilities	11,975,290			8,030,356

Shareholders’ equity	2,029,969			1,529,718

Total liabilities and shareholders’ equity	$14,005,259			$9,560,074

Net interest rate spread			3.33%			3.80%
Net interest income and margin (2)		$106,893	3.45%		$82,538	3.98%

Net interest income and margin (tax-equivalent basis) (3)		$109,031	3.52%		$83,440	4.02%

(1)	Yield is based on amortized cost and does not include any component of unrealized gains or losses.
(2)	The net interest margin is equal to net interest income divided by average interest-earning assets.
(3)	In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35%.
(4)	Annualized. Average yield and average rate are calculated on an actual/365 or 366 day basis except for the average yield on securities which is calculated on a 30/360 day basis.

	Nine Months Ended September 30,
	2012			2011
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (4)	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate (4)
	(Dollars in thousands)
Assets
Interest-earning assets:
Loans	$4,303,984	$188,597	5.85%	$3,614,590	$160,374	5.93%
Securities (1)	5,983,102	113,418	2.53	4,635,880	121,861	3.50
Federal funds sold and other temporary investments	66,771	108	0.22	15,031	15	0.13

Total interest-earning assets	10,353,857	302,123	3.90%	8,265,501	282,250	4.57%

Less allowance for credit losses	(52,104)			(51,924)

Total interest-earning assets, net of allowance	10,301,753			8,213,577
Noninterest-earning assets	1,498,332			1,388,905

Total assets	$11,800,085			$9,602,482

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,861,954	$6,425	0.46%	$1,403,477	$5,966	0.57%
Savings and money market accounts	3,031,269	8,020	0.35	2,377,423	9,386	0.53
Certificates of deposit	2,080,606	11,824	0.76	2,162,112	16,941	1.05
Junior subordinated debentures	85,055	1,962	3.08	87,058	2,352	3.61
Securities sold under repurchase agreements	197,775	411	0.28	70,425	306	0.58
Federal funds purchased and other borrowings	465,505	1,076	0.31	181,656	718	0.53

Total interest-bearing liabilities	7,722,164	29,718	0.51%	6,282,151	35,669	0.76%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	2,267,876			1,758,182
Other liabilities	53,320			62,765

Total liabilities	10,043,360			8,103,098

Shareholders’ equity	1,756,725			1,499,384

Total liabilities and shareholders’ equity	$11,800,085			$9,602,482

Net interest rate spread			3.41%			3.81%
Net interest income and margin (2)		$272,405	3.51%		$246,581	3.99%

Net interest income and margin (tax-equivalent basis) (3)		$276,271	3.56%		$249,345	4.03%

(1)	Yield is based on amortized cost and does not include any component of unrealized gains or losses.
(2)	The net interest margin is equal to net interest income divided by average interest-earning assets.
(3)	In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35%.
(4)	Annualized. Average yield and average rate are calculated on an actual/365 or 366 day basis except for the average yield on securities which is calculated on a 30/360 day basis.

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

	Three Months Ended September 30,
	2012 vs. 2011
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$21,751	$4,365	$26,116
Securities	22,100	(23,789)	(1,689)
Federal funds sold and other temporary investments	7	10	17

Total increase (decrease) in interest income	43,858	(19,414)	24,444

Interest-bearing liabilities:
Interest-bearing demand deposits	1,089	(483)	606
Savings and money market accounts	1,308	(1,023)	285
Certificates of deposit	635	(1,848)	(1,213)
Junior subordinated debentures	—	44	44
Securities sold under repurchase agreements	486	(298)	188
Federal funds purchased and other borrowings	558	(379)	179

Total increase (decrease) in interest expense	4,076	(3,987)	89

Increase (decrease) in net interest income	$39,782	$(15,427)	$24,355

	Nine Months Ended September 30,
	2012 vs. 2011
	Increase (Decrease) Due to
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$30,587	$(2,364)	$28,223
Securities	35,414	(43,857)	(8,443)
Federal funds sold and other temporary investments	52	41	93

Total increase (decrease) in interest income	66,053	(46,180)	19,873

Interest-bearing liabilities:
Interest-bearing demand deposits	1,949	(1,490)	459
Savings and money market accounts	2,581	(3,947)	(1,366)
Certificates of deposit	(639)	(4,478)	(5,117)
Junior subordinated debentures	(54)	(336)	(390)
Securities sold under repurchase agreements	553	(448)	105
Federal funds purchased and other borrowings	1,122	(764)	358

Total decrease in interest expense	5,512	(11,463)	(5,951)

Increase (decrease) in net interest income	$60,541	$(34,717)	$25,824

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

The Company made a $1.8 million provision for credit losses for the quarter ended September 30, 2012 and a $950,000 provision for the quarter ended September 30, 2011. The Company made a $2.6 million provision for credit losses for the nine months ended September 30, 2012 and a $4.1 million provision for the nine months ended September 30, 2011. The ratio of the allowance for credit losses to end of period nonperforming loans was 980.3% at September 30, 2012 compared with 1,442.0% at December 31, 2011. The ratio of allowance for credit losses to total loans was 1.00% at September 30, 2012 compared with 1.37% at December 31, 2011. For the quarter ended September 30, 2012, net charge-offs were $1.3 million compared with net charge-offs of $368,000 for the quarter ended September 30, 2011. Net charge-offs were $3.2 million for the nine months ended September 30, 2012 compared with $3.1 million for the nine months ended September 30, 2011.

Noninterest Income

The Company’s primary sources of recurring noninterest income are non-sufficient funds fees (NSF fees), debit and ATM card income and service charges on deposit accounts. Noninterest income does not include loan origination fees on loans held for investment which are recognized over the life of the related loan as an adjustment to yield using the interest method. However mortgage origination fees on loans held for sale originated in the mortgage lending departments assumed in the ASB acquisition are included in noninterest income. Noninterest income totaled $23.8 million for the three months ended September 30, 2012 compared with $14.6 million for the same period in 2011, an increase of $9.2 million, or 63.4%. Noninterest income increased $9.5 million, or 22.5%, to $51.4 million for the nine months ended September 30, 2012 compared with $42.0 million for the same period in 2011. The increases during both periods were primarily due to increases in NSF fees, debit card and ATM card income and service charges on deposit accounts resulting from the acquisition of ASB.

Additionally, noninterest income for the three and nine months ended September 30, 2012 includes income generated from several lines of business assumed in the ASB acquisition, including (i) trust operations reflected under trust income (ii) mortgage lending operations which originates residential mortgages and sells into the secondary market, reflected under held for sale mortgage origination fees and; (iii) Independent Sales Organization (“ISO”) sponsorship operations, in which the Bank sponsors ISO’s (non-bank entities which own ATM’s throughout the United States) into various payment networks such as VISA and Mastercard, reflected under other noninterest income.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Non-sufficient funds (NSF)	$9,265	$6,249	$19,821	$18,582
Debit card and ATM card income	6,246	3,941	14,374	11,202
Service charges on deposit accounts	3,362	2,472	8,235	7,466
Banking related service fees	818	565	1,923	1,589
Bank owned life insurance (BOLI)	736	355	1,430	1,035
Trust income	831	—	831	—
Held for sale mortgage origination fees	1,350	—	1,350	—
Net (loss) gain on sale of assets	(50)	17	13	377
Net (loss) gain on sale of other real estate	(597)	95	(344)	(431)
Net loss on sale of securities	—	—	—	(581)
Other noninterest income	1,867	887	3,796	2,739

Total noninterest income	$23,828	$14,581	$51,429	$41,978

Noninterest Expense

Noninterest expense totaled $60.2 million for the quarter ended September 30, 2012 compared with $41.2 million for the quarter ended September 30, 2011, an increase of $19.1 million, or 46.4%. Noninterest expense totaled $141.5 million and $125.4 million for the nine months ended September 30, 2012 and September 30, 2011, respectively. The increases were primarily due to increases in salaries and employee benefits and general administrative expenses related to the acquisition of ASB. The Company also incurred one-time merger expenses of $5.1 million and $5.4 million, for the respective periods, which are included in total noninterest expenses primarily in the categories of salaries and employee benefits and professional fees.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Dollars in thousands)
Salaries and employee benefits (1)	$36,701	$23,601	$83,525	$70,799

Non-staff expenses:
Occupancy and equipment	4,614	3,784	11,663	10,979
Depreciation	2,369	2,041	6,432	6,099
Debit card, data processing and software amortization	2,901	1,954	6,339	5,406
Communications	2,226	1,749	5,777	5,188
Printing and supplies	601	467	1,546	1,371
Professional fees	1,686	674	3,231	1,918
Regulatory assessments and FDIC insurance	2,107	1,488	5,314	7,383
Ad valorem and franchise taxes	1,290	1,005	3,333	3,016
Core deposit intangibles amortization	2,007	1,924	5,297	5,901
Other real estate	271	235	1,345	821
Other	3,469	2,229	7,687	6,479

Total non-staff expenses	23,541	17,550	57,964	54,561

Total noninterest expense	$60,242	$41,151	$141,489	$125,360

(1)	Includes stock-based compensation expense of $1.1 million and $961,000 for the three months ended September 30, 2012 and 2011, respectively, and $3.2 million and $2.6 million for the nine months ended September 30, 2012 and 2011, respectively.

Salaries and employee benefit expenses were $36.7 million for the quarter ended September 30, 2012 compared with $23.6 million for the quarter ended September 30, 2011, an increase of $13.1 million, or 55.5%. For the nine months ended September 30, 2012, salaries and employee benefit expenses were $83.5 million, an increase of $12.7 million or 18.0% compared with $70.8 million for the nine months ended September 30, 2011. The increase during both periods was principally due to the acquisition of ASB. The number of full-time equivalent (FTE) associates employed by the Company was 2,260 at September 30, 2012 and 1,678 at September 30, 2011.

Non-staff expenses increased $6.0 million, or 34.1%, to $23.5 million for the quarter ended September 30, 2012 compared with $17.6 million during the same period in 2011. Non-staff expenses increased $3.4 million, or 6.2%, to $58.0 million for the nine months ended September 30, 2012 compared to $54.6 million during the same period in 2011. The increases for both periods were primarily due to the ASB acquisition and also include expenses related to the new lines of business acquired in the ASB acquisition described under “Noninterest Income” above.

Income Taxes

Income tax expense increased $3.9 million, or 20.7%, to $22.5 million for the quarter ended September 30, 2012 compared with $18.6 million for the same period in 2011. For the nine months ended September 30, 2012, income tax expense totaled $60.2 million, an increase of $6.4 million or 11.8% compared with $53.8 million for the same period in 2011. Both increases were primarily attributable to higher pretax net earnings for the quarter and nine months ended September 30, 2012 when compared to the same periods in 2011. The effective tax rates for the three months ended September 30, 2012 and 2011 were 32.8% and 33.9%, respectively and the effective tax rates for the nine months ended September 30, 2012 and 2011 were 33.5% and 33.8%, respectively.

FINANCIAL CONDITION

Loan Portfolio

Total loans were $5.08 billion at September 30, 2012, an increase of $1.31 billion or 34.9% compared with $3.77 billion at December 31, 2011. Loan growth was impacted by the acquisition of Texas Bankers, Inc., The Bank Arlington and ASB. Loans attributed to these acquisitions totaled $24.2 million, $21.8 million and $1.13 billion at September 30, 2012, respectively.

The following table summarizes the loan portfolio of the Company by type of loan as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Commercial and industrial	$756,342	$406,433
Real estate:
Construction and land development	496,417	482,140
1-4 family residential (1)	1,213,873	1,007,266
Home equity	183,844	146,999
Commercial mortgage	1,837,224	1,351,986
Agriculture real estate	205,333	136,008
Multi-family residential	138,888	89,240
Agriculture	98,801	34,226
Consumer (net of unearned discount)	112,476	78,187
Other	35,905	33,421

Total	$5,079,103	$3,765,906

(1)	Includes $4.3 million in loans held for sale carried at the lower of cost or market.

Nonperforming Assets

The Company had $14.1 million in nonperforming assets at September 30, 2012 and $12.1 million in nonperforming assets at December 31, 2011, an increase of $2.0 million or 16.6%. The ratio of nonperforming assets to loans and other real estate was 0.28% at September 30, 2012 compared with 0.32% at December 31, 2011.

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

The following table presents information regarding nonperforming assets as of the dates indicated:

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Nonaccrual loans	$5,063	$3,578
Accruing loans 90 or more days past due	132	—

Total nonperforming loans	5,195	3,578
Repossessed assets	10	146
Other real estate	8,846	8,328

Total nonperforming assets	$14,051	$12,052

Nonperforming assets to total loans and other real estate	0.28%	0.32%
Nonperforming assets to average earning assets	0.14%	0.15%

Allowance for Credit Losses

Management actively monitors the Company’s asset quality and provides specific loss allowances when necessary. Loans are charged-off against the allowance for credit losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. As of September 30, 2012, the allowance for credit losses amounted to $50.9 million, or 1.00% of total loans, compared with $51.6 million, or 1.37% of total loans, at December 31, 2011.

Set forth below is an analysis of the allowance for credit losses for the nine months ended September 30, 2012 and the year ended December 31, 2011:

	As of and for the Nine Months Ended September 30, 2012	As of and for the Year Ended December 31, 2011
	(Dollars in thousands)
Average loans outstanding	$4,303,984	$3,648,701

Gross loans outstanding at end of period	$5,079,103	$3,765,906

Allowance for credit losses at beginning of period	$51,594	$51,584
Provision for credit losses	2,550	5,200
Charge-offs:
Commercial and industrial	(376)	(1,694)
Real estate and agriculture	(3,123)	(3,927)
Consumer	(2,102)	(1,229)
Recoveries:
Commercial and industrial	722	481
Real estate and agriculture	262	472
Consumer	1,400	707

Net charge-offs	(3,217)	(5,190)

Allowance for credit losses at end of period	$50,927	$51,594

Ratio of allowance to end of period loans	1.00%	1.37%
Ratio of net charge-offs to average loans (annualized)	0.10%	0.14%
Ratio of allowance to end of period nonperforming loans	980.3%	1,442.0%

Securities

The carrying cost of securities totaled $6.80 billion at September 30, 2012 compared with $4.66 billion at December 31, 2011, an increase of $2.14 billion or 45.9%. The increase is due to securities acquired from ASB. At September 30, 2012, securities represented 49.6% of total assets compared with 47.4% of total assets at December 31, 2011.

The Company had no gain or loss on sale of securities for the three months ended September 30, 2012 or 2011 and had no gain or loss on sale of securities for the nine months ended September 30, 2012 compared with a net loss of $581,000 for the nine months ended September 30, 2011. The Company sold two non-agency CMO’s with a total book value of $3.2 million due to a downgrade of the CMO’s to less than investment grade in the second quarter of 2011. As of September 30, 2012, the Company had eight non-agency CMO’s remaining with a total book value of $2.7 million and total market value of $2.5 million.

The following table summarizes the amortized cost of securities as of the dates shown (available for sale securities are not adjusted for unrealized gains or losses):

	September 30, 2012	December 31, 2011
	(In thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$10,597	$8,696
States and political subdivisions	409,608	74,974
Corporate debt securities	2,996	2,990
Collateralized mortgage obligations	161,129	282,565
Mortgage-backed securities	6,178,004	4,248,796
Qualified School Construction Bonds (QSCB)	12,900	12,900
Equity securities	7,288	7,288

Total amortized cost	$6,782,522	$4,638,209

Total fair value	$7,022,538	$4,815,304

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

Management believes the Company does not intend to sell any debt securities or more likely than not will not be required to sell any debt securities before their anticipated recovery, at which time the Company will receive full value for the securities. Furthermore, management has the ability and intent to hold the securities classified as available for sale that were in a loss position as of September 30, 2012 for a period of time sufficient for an entire recovery of the cost basis of the securities. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of September 30, 2012, management believes any impairment in the Company’s securities are temporary and no impairment loss has been realized in the Company’s consolidated statements of income.

The following tables present the amortized cost and fair value of securities classified as available for sale and held to maturity at September 30, 2012:

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$35,262	$1,937	$(11)	$37,188
Collateralized mortgage obligations	651	—	(13)	638
Mortgage-backed securities	188,699	14,618	(56)	203,261
Corporate debt securities and other	8,784	516	—	9,300

Total	$233,396	$17,071	$(80)	$250,387

Held to Maturity
U.S. Treasury securities and obligations of U.S. government agencies	$10,597	$213	$—	$10,810
States and political subdivisions (including QSCB)	387,246	9,355	(151)	396,450
Corporate debt securities	1,500	53	—	1,553
Collateralized mortgage obligations	160,478	2,994	(215)	163,257
Mortgage-backed securities	5,989,305	211,153	(377)	6,200,081

Total	$6,549,126	$223,768	$(743)	$6,772,151

Bank Premises and Equipment

Premises and equipment, net of accumulated depreciation, totaled $201.4 million and $159.7 million at September 30, 2012 and December 31, 2011, respectively, an increase of $41.8 million or 26.2%. The increase is primarily due to the addition of the ASB banking centers.

Deposits

Total deposits were $10.95 billion at September 30, 2012 compared with $8.06 billion at December 31, 2011, an increase of $2.89 billion or 35.9%. Deposit growth was impacted by the acquisition of Texas Bankers, Inc., The Bank Arlington and ASB. Deposits for these acquisitions totaled $69.8 million, $33.6 million and $2.52 billion at September 30, 2012, respectively. At September 30, 2012, noninterest-bearing deposits accounted for approximately 25.8% of total deposits compared with 24.5% of total deposits at December 31, 2011. Interest-bearing demand deposits totaled $8.13 billion or 74.2% of total deposits at September 30, 2012 compared with $6.09 billion or 75.5% of total deposits at December 31, 2011.

The following table summarizes the daily average balances and weighted average rates paid on deposits for the periods presented below:

	Nine Months Ended September 30, 2012		Year Ended December 31, 2011
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Interest-bearing demand	$1,861,954	0.46%	$1,393,501	0.53%
Regular savings	785,883	0.23	472,983	0.32
Money market savings	2,245,386	0.40	1,948,752	0.53
Time deposits	2,080,606	0.76	2,135,858	1.02

Total interest-bearing deposits	6,973,829	0.50	5,951,094	0.69
Noninterest-bearing deposits	2,267,876	—	1,800,102	—

Total deposits	$9,241,705	0.38%	$7,751,196	0.53%

Other Borrowings

The Company utilizes borrowings to supplement deposits to fund its lending and investment activities. Borrowings consist of funds from the Federal Home Loan Bank (“FHLB”) and correspondent banks. FHLB advances are considered short-term, overnight borrowings. At September 30, 2012, the Company had $100.0 million in FHLB advances compared with no FHLB advances at December 31, 2011. The highest outstanding balance of FHLB advances during the nine months ended September 30, 2012 was $1.01 billion compared with $474.0 million for the year ended December 31, 2011. The annualized average rate paid on FHLB advances for the quarter ended September 30, 2012 was 0.17%. At September 30, 2012, the Company had $12.0 million in FHLB long-term notes payable compared with $12.8 million at December 31, 2011. The weighted average interest rate paid on the FHLB notes payable at September 30, 2012 was 5.3%. The maturity dates on the FHLB notes payable range from the years 2013 to 2028 and have interest rates ranging from 4.1% to 6.1%. FHLB borrowings are available to the Company under a security and pledge agreement. At September 30, 2012, the Company had total funds of $2.92 billion available under this agreement, of which $112.0 million was outstanding.

At September 30, 2012, the Company had $443.9 million in securities sold under repurchase agreements compared with $54.9 million at December 31, 2011, an increase of $389.0 million or 708.7%. The weighted average rates paid on securities sold under repurchase agreements were 0.28% and 0.54% for the same periods, respectively. The increase is due to the acquisition of ASB. Of the $443.9 million in securities sold under repurchase agreements outstanding at September 30, 2012, $26.4 million were time deposits with maturities ranging from 2012 to 2014.

The following table presents the Company’s borrowings at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
	(In thousands)
FHLB advances	$100,000	$—
FHLB long-term notes payable	12,017	12,790

Total other borrowings	112,017	12,790
Securities sold under repurchase agreements	443,856	54,883

Total	$555,873	$67,673

Junior Subordinated Debentures

At September 30, 2012 and December 31, 2011, the Company had outstanding $85.1 million in junior subordinated debentures issued to the Company’s unconsolidated subsidiary trusts.

A summary of pertinent information related to the Company’s seven issues of junior subordinated debentures outstanding at September 30, 2012 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate(1)	Junior Subordinated Debt Owed to Trusts	Maturity Date(2)
Prosperity Statutory Trust II	July 31, 2001	$15,000,000	3 month LIBOR+ 3.58%, not to exceed 12.50%	$15,464,000	July 31, 2031
Prosperity Statutory Trust III	Aug. 15, 2003	12,500,000	3 month LIBOR + 3.00%	12,887,000	Sept. 17, 2033
Prosperity Statutory Trust IV	Dec. 30, 2003	12,500,000	3 month LIBOR + 2.85%	12,887,000	Dec. 30, 2033
SNB Capital Trust IV(3)	Sept. 25, 2003	10,000,000	3 month LIBOR + 3.00%	10,310,000	Sept. 25, 2033
TXUI Statutory Trust II(4)	Dec. 19, 2003	5,000,000	3 month LIBOR + 2.85%	5,155,000	Dec. 19, 2033
TXUI Statutory Trust III(4)	Nov. 30, 2005	15,500,000	3 month LIBOR + 1.39%	15,980,000	Dec. 15, 2035
TXUI Statutory Trust IV(4)	Mar. 31, 2006	12,000,000	3 month LIBOR + 1.39%	12,372,000	June 30, 2036

				$85,055,000

(1)	The 3-month LIBOR in effect as of September 30, 2012 was 0.359%.
(2)	All debentures are callable five years from issuance date.
(3)	Assumed in connection with the SNB acquisition on April 1, 2006.
(4)	Assumed in connection with the TXUI acquisition on January 31, 2007.

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

As of September 30, 2012, the Company had outstanding $886.1 million in commitments to extend credit and $25.4 million in commitments associated with outstanding standby letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

The Company has no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of September 30, 2012, the Company had cash and cash equivalents of $207.7 million compared with $213.4 million at December 31, 2011, a decrease of $5.7 million. The decrease was primarily due to an increase in deposits of $295.2 million, proceeds from the maturities and repayments of securities of $2.94 billion, net amortization of investments of $42.9 million, a net increase in securities sold under repurchase agreements of $37.7 million, proceeds from short-term borrowings of $100.0 million, cash acquired in acquisitions of $179.6 million and net earnings of $119.6 million partially offset by purchases of securities of $3.61 billion, dividends paid of $29.4 million and an increase in loans of $84.9 million.

Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of September 30, 2012 (other than deposit obligations). The payments do not include pre-payment options that may be available to the Company. The Company’s future cash payments associated with its contractual obligations pursuant to its junior subordinated debentures, FHLB borrowings and operating leases as of September 30, 2012 are summarized below. Payments for junior subordinated debentures include interest of $52.0 million that will be paid over the future periods. The future interest payments were calculated using the current rate in effect at September 30, 2012. The current principal balance of the junior subordinated debentures at September 30, 2012 was $85.1 million. Payments for FHLB borrowings include interest of $3.0 million that will be paid over the future periods. Payments related to leases are based on actual payments specified in underlying contracts.

	Payments due in:
	Remaining Fiscal 2012	Fiscal 2013-2014	Fiscal 2015-2016	Thereafter	Total
	(Dollars in thousands)
Junior subordinated debentures	$1,222	$4,888	$4,888	$126,017	$137,015
Federal Home Loan Bank borrowings	100,282	3,258	3,456	8,001	114,997
Operating leases	1,324	8,547	4,013	759	14,643

Total	$102,828	$16,693	$12,357	$134,777	$266,655

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

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit as of September 30, 2012 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	Remaining Fiscal 2012	Fiscal 2013-2014	Fiscal 2015-2016	Thereafter	Total
	(Dollars in thousands)
Standby letters of credit	$4,472	$20,399	$564	$—	$25,435
Commitments to extend credit	114,567	445,549	50,391	275,538	886,045

Total	$119,039	$465,948	$50,955	$275,538	$911,480

Capital Resources

Total shareholders’ equity was $2.04 billion at September 30, 2012 compared with $1.57 billion at December 31, 2011, an increase of $470.9 million or 30.0%. The increase was due primarily to net earnings of $119.6 million and the issuance of common stock in connection with acquisitions and the exercise of stock options of $379.9 million, partially offset by dividends paid of $29.4 million for the nine months ended September 30, 2012.

Both the Board of Governors of the Federal Reserve System with respect to the Company, and the Federal Deposit Insurance Corporation (“FDIC”) with respect to the Bank, have established certain minimum risk-based capital standards that apply to bank holding companies and federally insured banks. The following table sets forth the Company’s total risk-based capital, Tier 1 risk-based capital, and Tier 1 to average assets (leverage) ratios as of September 30, 2012:

Consolidated Capital Ratios:
Total capital (to risk weighted assets)	15.26%
Tier 1 capital (to risk weighted assets)	14.43%
Tier 1 capital (to average assets)	6.92%

As of September 30, 2012, the Bank’s risk-based capital ratios were above the levels required for the Bank to be designated as “well capitalized” by the FDIC. To be designated as “well capitalized”, the minimum ratio requirements for the Bank’s total risk-based capital, Tier 1 risk-based capital, and Tier 1 to average assets (leverage) capital ratios must be 10.0%, 6.0% and 5.0%, respectively. The following table sets forth the Bank’s total risk-based capital, Tier 1 risk-based capital, and Tier 1 to average assets (leverage) capital ratios as of September 30, 2012:

Capital Ratios (Bank Only):
Total capital (to risk weighted assets)	14.82%
Tier 1 capital (to risk weighted assets)	13.99%
Tier 1 capital (to average assets)	6.68%

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PROSPERITY BANCSHARES, INC. ® (Registrant)

Date: 11/09/12	/s/ DAVID ZALMAN
David Zalman Chairman and Chief Executive Officer

Date: 11/09/12	/s/ DAVID HOLLAWAY
David Hollaway Chief Financial Officer