Form 10-K
period 2012-12-31
PROSPERITY BANCSHARES INC
filed 2013-02-28
CIK 1068851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No    ☒

The aggregate market value of the shares of common stock held by non-affiliates as of June 30, 2012, based on the closing price of the common stock on the NASDAQ Global Select Market on June 30, 2012 was approximately $1.83 billion.

As of February 15, 2013, the number of outstanding shares of common stock was 56,997,694.

Documents Incorporated by Reference:

Portions of the Company’s Proxy Statement relating to the 2013 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2012, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

PROSPERITY BANCSHARES, INC.®

2012 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1. BUSINESS

General

Prosperity Bancshares, Inc.®, a Texas corporation (the “Company”), was formed in 1983 as a vehicle to acquire the former Allied Bank in Edna, Texas which was chartered in 1949 as The First National Bank of Edna and is now known as Prosperity Bank. The Company is a registered financial holding company that derives substantially all of its revenues and income from the operation of its bank subsidiary, Prosperity Bank® (“Prosperity Bank®” or the “Bank”). The Bank provides a broad line of financial products and services to small and medium-sized businesses and consumers. As of December 31, 2012, the Bank operated two hundred thirteen (213) full service banking locations; fifty-nine (59) in the Houston area; twenty (20) in the South Texas area including Corpus Christi and Victoria; thirty-five (35) in the Dallas/Fort Worth area; twenty-one (21) in the East Texas area; thirty-four (34) in the Central Texas area including Austin and San Antonio; thirty-four (34) in the West Texas area including Lubbock, Midland-Odessa and Abilene; and ten (10) in the Bryan/College Station area. The Company added a net of two (2) banking centers in Tyler, TX in connection with its acquisition of East Texas Financial Services (“East Texas”) on January 1, 2013, after consolidations. The Company’s headquarters are located at Prosperity Bank Plaza, 4295 San Felipe in Houston, Texas and its telephone number is (713) 693-9300. The Company’s website address is www.prosperitybanktx.com.

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

Operating under a community banking philosophy, the Company seeks to develop broad customer relationships based on service and convenience while maintaining its conservative approach to lending and sound asset quality. The Company has grown through a combination of internal growth, the acquisition of community banks and branches of banks and the opening of new banking centers. Utilizing a low cost of funds and employing stringent cost controls, the Company has been profitable in every year of its existence, including the periods of adverse economic conditions in Texas in the late 1980s and more recently in 2009 and 2010. From 1988 to 1992 as a sound and profitable institution, the Company took advantage of this economic downturn and acquired the deposits and certain assets of failed banks in West Columbia, El Campo and Cuero, Texas and two failed banks in Houston, which diversified the Company’s franchise and increased its core deposits. The Company opened a full-service banking center in Victoria, Texas in 1993 and the following year established a banking center in Bay City, Texas. The Company expanded its Bay City presence in 1996 with the acquisition of an additional branch location from Norwest Bank Texas (now Wells Fargo), and in 1997, the Company acquired the Angleton, Texas branch of Wells Fargo Bank. In 1998, the Company enhanced its West Columbia Banking Center with the purchase of a commercial bank branch located in West Columbia and acquired Union State Bank in East Bernard, Texas. In 2008, the Company again took advantage of the economic downturn and acquired approximately $3.6 billion in deposits and certain assets of Franklin Bank headquartered in Houston, Texas from the Federal Deposit Insurance Corporation (“FDIC”), as receiver. In 2010, the Company further expanded its presence with the acquisition of twenty-two (22) banking centers through two separate branch acquisition transactions. These transactions significantly increased the Company’s presence in the Dallas/Fort Worth area.

From December 31, 2002 through December 31, 2012, the Company grew through internal growth and the completion of the following acquisitions:

Acquired Entity	Acquired Bank	Completion Date	Number of Banking Centers As of December 31, 2012(1)
Texas Guaranty Bank, N.A.	Same	2002	2
The First State Bank of Needville	Same	2002	—	(2)
Paradigm Bancorporation, Inc.	Paradigm Bank Texas	2002	8
Southwest Bank Holding Company	Bank of the Southwest	2002	2
First National Bank of Bay City	Same	2002	—	(2)
Abrams Centre Bancshares, Inc.	Abrams Centre National Bank	2003	1
Dallas Bancshares, Inc.	BankDallas	2003	1
MainBancorp, Inc.	main bank, n.a.	2003	3
First State Bank of North Texas	Same	2003	3
Liberty Bancshares, Inc.	Liberty Bank, S.S.B.	2004	4
Village Bank and Trust, s.s.b	Same	2004	1
First Capital Bankers, Inc.	FirstCapital Bank, s.s.b.	2005	20
Grapeland Bancshares, Inc.	First State Bank of Grapeland	2005	2
SNB Bancshares, Inc	Southern National Bank of Texas	2006	6	(3)
Texas United Bancshares, Inc	State Bank, GNB Financial, n.a., Gateway National Bank and Northwest Bank	2007	34
The Bank of Navasota	Same	2007	1
Banco Popular, NA (6 branches)	N/A	2008	5
1st Choice Bancorp	1st Choice Bank	2008	1
Franklin Bank (from FDIC, as receiver)(4)	N/A	2008	33
U.S. Bank (3 branches)	N/A	2010	3
First Bank (19 branches)	N/A	2010	15
Texas Bankers, Inc.	Bank of Texas	2012	2
The Bank Arlington	Same	2012	1
American State Financial Corporation	American State Bank	2012	37
Community National Bank	Same	2012	1

(1)	The number of banking centers added does not include any locations of the acquired entity that were closed and consolidated with existing banking centers of the Company upon consummation of the transaction or closed after consummation of the transaction.
(2)	The only banking center of the acquired entity was closed and consolidated into an existing banking center of the Company.
(3)	Included one banking center under construction at the time of consummation.
(4)	Assumed approximately $3.6 billion of deposits and acquired certain assets, including thirty-three (33) banking centers, from the FDIC, acting in its capacity as receiver for Franklin Bank.

Pending and Recent Acquisitions

Acquisition of Texas Bankers, Inc.—On January 1, 2012, the Company completed the acquisition of Texas Bankers, Inc. and its wholly-owned subsidiary, Bank of Texas, Austin, Texas. The three (3) Bank of Texas banking offices in the Austin, Texas CMSA consisted of a location in Rollingwood, which was consolidated with the Company’s Westlake location and remains in Bank of Texas’ Rollingwood banking office; one banking center in downtown Austin, which was consolidated into the Company’s downtown Austin location; and another banking center in Thorndale.

Texas Bankers, Inc. on a consolidated basis, reported total assets of $77.0 million, total loans of $27.6 million and total deposits of $70.4 million as of December 31, 2011. Under the terms of the acquisition agreement, the Company issued 314,953 shares of Company common stock for all outstanding shares of Texas Bankers capital stock, resulting in an acquisition date fair value of $12.7 million, based on the Company’s closing stock price of $40.35. The Company recognized goodwill of $6.1 million which is calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of identifiable assets acquired.

Acquisition of The Bank Arlington—On April 1, 2012, the Company completed the acquisition of The Bank Arlington. The Bank Arlington operated one banking office in Arlington, Texas, in the Dallas/Fort Worth CMSA.

As of March 31, 2012, The Bank Arlington reported total assets of $37.3 million, total loans of $22.9 million and total deposits of $33.2 million. Under the terms of the acquisition agreement, the Company issued 135,347 shares of Company common stock for all outstanding shares of The Bank Arlington capital stock, resulting in an acquisition date fair value of $6.2 million, based on the Company’s closing stock price of $45.80. The Company recognized goodwill of $2.1 million which is calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of identifiable assets acquired.

Acquisition of American State Financial Corporation—On July 1, 2012, the Company completed the acquisition of American State Financial Corporation and its wholly owned subsidiary American State Bank (collectively referred to as “ASB”). ASB operated thirty-seven (37) full service banking offices in eighteen (18) counties across West Texas.

On the date of acquisition, the Company recorded total assets of $3.11 billion, total loans of $1.15 billion and total deposits of $2.50 billion. Under the terms of the acquisition agreement, the Company issued 8,524,835 shares of Company common stock plus $178.5 million in cash for all outstanding shares of American State Financial Corporation capital stock, for total merger consideration of $536.8 million and recognized goodwill of $274.1 million.

Acquisition of Community National Bank—On October 1, 2012, the Company completed the acquisition of Community National Bank, Bellaire, Texas. Community National Bank operated one (1) banking office in Bellaire, Texas, in the Houston Metropolitan Area.

As of September 30, 2012, Community National Bank reported total assets of $182.0 million, total loans of $68.0 million and total deposits of $164.6 million. Under the terms of the acquisition agreement, the Company issued 372,282 shares of Company common stock plus $11.4 million in cash for all outstanding shares of Community National Bank capital stock, for total merger consideration of $27.3 million, based on the Company’s closing stock price of $42.62 .The Company recognized goodwill of $10.3 million which is calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of identifiable assets acquired.

Acquisition of East Texas Financial Services, Inc.—On January 1, 2013, the Company completed the previously announced acquisition of East Texas Financial Services, Inc. (OTC BB: FFBT) and its wholly-owned subsidiary, First Federal Bank Texas (“Firstbank”). Firstbank operated four (4) banking offices in the Tyler MSA, including three locations in Tyler, Texas and one location in Gilmer, Texas. As of December 31, 2012, East Texas Financial Services reported, on a consolidated basis, total assets of $165.0 million, total loans of $129.3 million and total deposits of $112.3 million.

Pursuant to the terms of the acquisition agreement, the Company issued 530,940 shares of the Company common stock for all outstanding shares of East Texas Financial Services capital stock resulting in an acquisition date fair value of $22.3 million, based on the Company’s closing stock price of $42.00 and recognized goodwill of approximately $5.5 million which is calculated as the excess of both the consideration exchanged and liabilities assumed compared to the fair value of the assets acquired. The Company is currently in the process of obtaining fair values for certain acquired assets and assumed liabilities and therefore the estimates are preliminary.

Pending Acquisition of Coppermark Bancshares Inc.—On December 10, 2012, the Company entered into a definitive agreement to acquire Coppermark Bancshares, Inc. and its wholly-owned subsidiary, Coppermark Bank (“Coppermark”) headquartered in Oklahoma City, Oklahoma. Coppermark operates nine (9) full-service banking offices: six (6) in Oklahoma City, Oklahoma and surrounding areas and three (3) in the Dallas, Texas area. As of December 31, 2012, Coppermark reported, on a consolidated basis, total assets of $1.3 billion, total loans of $853.4 million and total deposits of $1.2 billion.

Under the terms of the acquisition agreement, the Company will issue approximately 3,258,845 shares of the Company’s common stock plus $60.0 million in cash for all outstanding shares of Coppermark Bancshares capital stock, subject to certain conditions and potential adjustments. Pending the satisfaction of closing conditions, the closing is expected to occur in early 2013.

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

The Company has invested heavily in its officers and associates by recruiting talented officers in its market areas and providing them with economic incentives in the form of stock-based compensation and bonuses based on cross-selling performance. The senior management team has substantial experience in the Houston, Dallas, Austin, Bryan/College Station, East Texas, Corpus Christi, San Antonio and West Texas markets and the surrounding communities in which the Company has a presence. Each banking center location is administered by a local president or manager with knowledge of the community and lending expertise in the specific industries found in the community. The Company entrusts its banking center presidents and managers with authority and flexibility within general parameters with respect to product pricing and decision making in order to avoid the bureaucratic structure of larger banks. The Company operates each banking center as a separate profit center, maintaining separate data with respect to each banking center’s net interest income, efficiency ratio, deposit growth, loan growth and overall profitability. Banking center presidents and managers are accountable for performance in these areas and compensated accordingly. The Company’s local banking centers have no 1-800 telephone numbers. Each banking center has its own listed local business telephone number. Customers are served by a local banker with decision making authority.

As of December 31, 2012, the Company and the Bank had 2,266 full-time equivalent associates, 817 of whom were officers of the Bank. The Company provides medical and hospitalization insurance to its full-time associates. The Company considers its relations with associates to be good. Neither the Company nor the Bank is a party to any collective bargaining agreement.

Banking Activities

The Company, through the Bank, offers a variety of traditional loan and deposit products to its customers, which consist primarily of consumers and small and medium-sized businesses. The Bank tailors its products to the specific needs of customers in a given market. At December 31, 2012, the Bank maintained approximately 489,000 separate deposit accounts including certificates of deposit, 45,000 separate loan accounts and 25.9% of the Bank’s total deposits were noninterest-bearing demand deposits. For the year ended December 31, 2012, the Company’s average cost of funds was 0.37% and the Company’s average cost of deposits (excluding all borrowings) was 0.35%.

The Company has been an active real estate lender, with commercial real estate and 1-4 family residential loans comprising 35.9% and 24.2% of the Company’s total loans as of December 31, 2012, respectively. The Company also offers commercial loans, loans for automobiles and other consumer durables, home equity loans, debit cards, internet banking and other cash management services, mobile banking, trust and wealth management, retail brokerage services and automated telephone banking. By offering certificates of deposit, interest checking accounts, savings accounts and overdraft protection at competitive rates, the Company gives its depositors a full range of traditional deposit products.

The businesses targeted by the Company in its lending efforts are primarily those that require loans in the $100 thousand to $8.0 million range. The Company offers these businesses a broad array of loan products including term loans, lines of credit and loans for working capital, business expansion and the purchase of equipment and machinery, interim construction loans for builders and owner-occupied commercial real estate loans.

The Company also maintains a trust department with $896 million in assets under management as of December 31, 2012, acquired in connection with the ASB acquisition. The trust department provides personal trust services and presently operates in the Company’s West Texas area.

Business Strategies

The Company’s main objective is to increase deposits and loans internally, as well as through additional expansion opportunities and acquisitions, while maintaining efficiency and individualized customer service and maximizing profitability. To achieve this objective, the Company has employed the following strategic goals:

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

Increase Loan Volume and Diversify Loan Portfolio. While maintaining its conservative approach to lending, the Company has emphasized both new and existing loan products, focusing on managing its commercial real estate and commercial loan portfolios. The Company’s loan portfolio increased $1.41 billion during 2012 of which approximately $1.27 billion was the result of four acquisitions completed during the year. During the one year period from December 31, 2011 to December 31, 2012, the Company’s commercial and industrial loans increased from $406.4 million to $771.1 million, or 89.7%, and represented 10.8% and 14.9% of the total portfolio, respectively for the same period. Commercial real estate increased from $1.35 billion to $1.85 billion, or 37.1%, and represented 35.9% of the total portfolio, for both periods. In addition, the Company targets professional service firms, including legal and medical practices, for both loans secured by owner-occupied premises and personal loans to their principals.

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

Regulatory Restrictions on Dividends. The Company is regarded as a legal entity separate and distinct from the Bank. The principal source of the Company’s revenues is dividends received from the Bank. As described in more detail below, federal law places limitations on the amount that state banks may pay in dividends, which the Bank must adhere to when paying dividends to the Company. It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if the prospective rate of earnings retention is consistent with the organization’s expected capital needs and financial condition. The Federal Reserve Board’s policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries. The Federal Reserve Board is authorized to limit or prohibit the payment of dividends if, in the Federal Reserve Board’s opinion, the payment of dividends would constitute an unsafe or unsound practice in light of a bank holding company’s financial condition. In addition, the Federal Reserve Board has indicated that each bank holding company should carefully review its dividend policy, and has discouraged payment ratios that are at maximum allowable levels, which is the maximum dividend amount that may be issued and allow the company to still maintain its target Tier 1 capital ratio, unless both asset quality and capital are very strong.

Stress Testing. Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), in October 2012 the Federal Reserve Board published its final rules regarding company-run stress testing. The rules will require institutions with average total consolidated assets greater than $10 billion, such as the Company and the Bank, to conduct an annual company-run stress test of capital and consolidated earnings and losses under one base and at least two stress scenarios provided by bank regulatory agencies. Pursuant to the rules, institutions with total consolidated assets between $10 billion and $50 billion are to use data as of September 30, 2013 to conduct the stress test, using scenarios that are to be released by the agencies in November 2013. The results of stress tests must be reported to the agencies in March 2014. Public disclosure of summary stress test results under the severely adverse scenario will begin in June 2015 for stress tests commencing in 2014. It is anticipated that the Company’s capital ratios reflected in the stress test calculations will be an important factor considered by the Federal Reserve Board in evaluating whether proposed payments of dividends or stock repurchases may be an unsafe or unsound practice.

Source of Strength. Under Federal Reserve Board policy, a bank holding company has historically been required to act as a source of financial strength to each of its banking subsidiaries. The Dodd-Frank Act codified this policy as a statutory requirement. Under this requirement, the Company is expected to commit resources to support the Bank, including support at times when the Company may not be in a financial position to provide such resources. Any capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. As discussed below, a bank holding company, in certain circumstances, could be required to guarantee the capital plan of an undercapitalized banking subsidiary.

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

Notwithstanding the foregoing, the Gramm-Leach-Bliley Act, effective March 11, 2000, eliminated the barriers to affiliations among banks, securities firms, insurance companies and other financial service providers and permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The Gramm-Leach- Bliley Act defines “financial in nature” to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking. No regulatory approval will be required for a financial holding company, such as the Company, to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

The Company’s financial holding company status depends upon it maintaining its status as “well capitalized” and “well managed” under applicable Federal Reserve Board regulations. If a financial holding company ceases to meet these requirements, the Federal Reserve Board may impose corrective capital and/or managerial requirements on the financial holding company and place limitations on its ability to conduct the broader financial activities permissible for financial holding companies. Until the financial holding company returns to compliance, the company may not acquire a company engaged in such financial activities without prior approval of the Federal Reserve Board. In addition, the Federal Reserve Board may require divestiture of the holding company’s depository institutions and/or its non-bank subsidiaries if the deficiencies persist.

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

The Dodd-Frank Act amends the BHCA to require the federal financial regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies. This statutory provision, commonly known as the “Volcker Rule,” defines unregistered investment companies as hedge funds and private equity funds. In November 2011, federal regulators proposed rules to implement the Volcker Rule after a comment period, no later than July 2012. As proposed, financial institutions would have a two year period, until July 21, 2014, following implementation of the final rules to bring affected activities into conformance with the Volcker Rule, subject to extension for up to three additional years. In early 2012, following the comment period, regulators announced that they would not be able to meet the July 2012 deadline. At present, lawmakers continue to work on drafting the final rules. The proposed rules are highly complex, and many aspects of their application remain uncertain. Based on the proposed rules, the Company does not currently anticipate that the Volcker Rule will have a material effect on the operations of the Company and the Bank, as the Company does not engage in the businesses prohibited by the Volcker Rule. The Company may incur costs if it is required to adopt additional policies and systems to ensure compliance with the Volcker Rule, but any such costs are not expected to be material. Until a final rule is adopted, the precise financial impact of the rule on the Company, its customers or the financial industry more generally, cannot be determined.

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

Under the guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. The guidelines require a minimum ratio of total capital to total risk-weighted assets of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 2012, the Company’s ratio of Tier 1 capital to total risk-weighted assets was 14.40% and its ratio of total capital to total risk-weighted assets was 15.22%. Risk-weighted assets exclude intangible assets such as goodwill and core deposit intangibles.

In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. Certain highly rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies are required to maintain a leverage ratio of 4.0%. As of December 31, 2012, the Company’s leverage ratio was 7.10%.

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

Proposed Capital Adequacy Requirements. In June 2012, the Company’s primary federal regulator, the Federal Reserve Board, published two notices of proposed rulemaking (the “2012 Capital Proposals”) that would substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including the Company and the Bank. One of the 2012 Capital Proposals (the “Basel III Proposal”) addresses the components of capital and other issues affecting the numerator in banking institutions’ regulatory capital ratios and would implement the Basel Committee’s December 2010 framework for strengthening international capital standards, commonly known as “Basel III.” The other proposal (the “Standardized Approach Proposal”) addresses risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and would replace the existing Basel I-derived risk-weighting approach with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 capital accords. The 2012 Capital Proposals would also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules. As proposed, the Basel III Proposal and the Standardized Approach Proposal would come into effect on January 1, 2013 (subject to a phase-in period) and January 1, 2015 (with an option for early adoption), respectively. Final rules, however, have not yet been adopted, and the Basel III framework is therefore not yet applicable to the Company or the Bank.

The Basel III Proposal, among other things, (i) introduces a new capital measure: “Common Equity Tier 1” (“CET1”), (ii) specifies that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) defines CET1 narrowly by requiring that most deductions and adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expands the scope of the deductions and adjustments as compared to existing regulations.

In addition, the Basel III Proposal provides for two distinct buffers of capital designed to protect the banking system as a whole during periods of systemic risk. One of the proposed buffers, a “capital conservation buffer,” is designed to absorb losses during periods of economic stress. The other, a “countercyclical capital buffer,” may be imposed by bank regulatory agencies where there is excess aggregate credit growth coupled with increasing systemic risk. The “countercyclical capital buffer” is applicable to only certain covered institutions and is not expected to have any current applicability to the Company or the Bank. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

Under the Basel III Proposal, the initial minimum capital ratios were to be the following: (i) 3.5% CET1 to risk-weighted assets, (ii) 4.5% Tier 1 capital to risk-weighted assets and (iii) 8.0% Total capital to risk-weighted assets.

When fully phased in on January 1, 2019, the Basel III Proposal will require the Bank to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets.

The Basel III Proposal provides for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under the Basel III Proposal, the effects of certain accumulated other comprehensive items are not excluded, which could result in significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of the Company’s securities portfolio. The Basel III Proposal also requires the phase-out of certain hybrid securities, such as trust preferred securities, as Tier 1 capital of bank holding companies in equal installments. Trust preferred securities no longer included in Tier 1 capital may nonetheless be included as a component of Tier 2 capital.

Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2014 and will be phased-in over a five-year period (20% per year). The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

With respect to the Bank, the Basel III Proposal would also revise the “prompt corrective action” regulations pursuant to Section 38 of the Federal Deposit Insurance Act, by (i) introducing a CET1 ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared with the current 6%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized. The Basel III Proposal does not change the total risk-based capital requirement for any category.

Proposed Liquidity Requirements. Historically, regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, without required formulaic measures. The Basel III liquidity framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, will be required by regulation going forward. However, the federal banking agencies have not proposed rules implementing the Basel III liquidity framework and have not determined to what extent they will apply to banks that are not large, internationally active banks.

One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that a banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other test, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements will provide banking entities with incentives to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source. The Basel III liquidity framework contemplates that the LCR will be subject to an observation period continuing through mid-2013 and subject to any revisions resulting from the analyses conducted and data collected during the observation period, will be implemented as minimum standards on January 1, 2015, with a phase-in period ending January 1, 2019. Similarly, the Basel III liquidity framework contemplates that the NSFR will be subject to an observation period through mid-2016 and, subject to any revisions resulting from the analyses conducted and data collected during the observation period, implemented as a minimum standard by January 1, 2018. These new standards are subject to further rulemaking and their terms could change before implementation.

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

The Bank

The Bank is a Texas-chartered banking association, the deposits of which are insured by the DIF of the FDIC. The Bank is not a member of the Federal Reserve System; therefore, the Bank is subject to supervision and regulation by the FDIC and the Texas Department of Banking. Such supervision and regulation subject the Bank to special restrictions, requirements, potential enforcement actions and periodic examination by the FDIC and the Texas Department of Banking. Because the Federal Reserve Board regulates the Company, the Federal Reserve Board also has supervisory authority which directly affects the Bank. Further, because the Bank had total assets of over $10 billion as of December 31, 2012, the Bank will be subject to supervision and regulation by the Consumer Financial Protection Bureau (“CFPB”). The CFPB is responsible for implementing, examining and enforcing compliance with federal consumer protection laws.

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

Branching. Pursuant to the Dodd-Frank Act, banks are permitted to engage in de novo interstate branching if the laws of the state where the new branch is to be established would permit the establishment of the branch if it were chartered by such state, subject to applicable regulatory review and approval requirements. The Dodd-Frank Act also created certain regulatory requirements for interstate mergers and acquisitions, including that the acquiring bank must be well capitalized and well managed. Texas law provides that a Texas-chartered bank can establish a branch anywhere in Texas provided that the branch is approved in advance by the Texas Department of Banking. The branch must also be approved by the FDIC, which considers a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of the community and consistency with corporate powers.

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

Consumer Financial Protection Bureau. The Dodd-Frank Act established the CFPB, which has supervisory authority over depository institutions with total assets of $10 billion or greater. The CFPB will focus its supervision and regulatory efforts on (i) risks to consumers and compliance with the federal consumer financial laws, when it evaluates the policies and practices of a financial institution; (ii) the markets in which firms operate and risks to consumers posed by activities in those markets; (iii) depository institutions that offer a wide variety of consumer financial products and services; depository institutions with a more specialized focus; and (iv) non-depository companies that offer one or more consumer financial products or services.

Examinations. The FDIC periodically examines and evaluates state non-member banks. The Texas Department of Banking also conducts examinations of state banks, but may accept the results of a federal examination in lieu of conducting an independent examination. In addition, the FDIC and Texas Department of Banking may elect to conduct a joint examination. Further, because the Bank has total assets of over $10 billion as of December 31, 2012, the CFPB has examination authority with respect to the Bank’s compliance with federal consumer protection laws. Compliance with consumer protection laws will be considered when banking regulators are asked to approve a proposed transaction.

Capital Adequacy Requirements. The FDIC has adopted regulations establishing minimum requirements for the capital adequacy of insured institutions. The FDIC may establish higher minimum requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk. When final rules for the Basel III framework are adopted, the current capital adequacy requirements are expected to change as described above in “Proposed Capital Adequacy Requirements.”

The FDIC’s risk-based capital guidelines generally require state banks to have a minimum ratio of Tier 1 capital to total risk-weighted assets of 4.0% and a ratio of total capital to total risk-weighted assets of 8.0%. The capital categories have the same definitions for the Bank as for the Company. As of December 31, 2012, the Bank’s ratio of Tier 1 capital to total risk-weighted assets was 14.19% and its ratio of total capital to total risk-weighted assets was 15.01%.

The FDIC’s leverage guidelines require state banks to maintain Tier 1 capital of no less than 4.0% of average total assets, except in the case of certain highly rated banks for which the requirement is 3.0% of average total assets. The Texas Department of Banking has issued a policy which generally requires state chartered banks to maintain a leverage ratio (defined in accordance with federal capital guidelines) of 5.0%. As of December 31, 2012, the Bank’s ratio of Tier 1 capital to average total assets (leverage ratio) was 6.99%.

Corrective Measures for Capital Deficiencies. The federal banking regulators are required to take “prompt corrective action” with respect to capital-deficient institutions. Agency regulations define, for each capital category, the levels at which institutions are “well-capitalized,” “adequately capitalized,” “under capitalized,” “significantly under capitalized” and “critically under capitalized.” A “well-capitalized” bank has a total risk-based capital ratio of 10.0% or higher; a Tier 1 risk-based capital ratio of 6.0% or higher; a leverage ratio of 5.0% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. An “adequately capitalized” bank has a total risk-based capital ratio of 8.0% or higher; a Tier 1 risk-based capital ratio of 4.0% or higher; a leverage ratio of 4.0% or higher (3.0% or higher if the bank was rated a composite 1 in its most recent examination report and is not experiencing significant growth); and does not meet the criteria for a well capitalized bank. A bank is “under capitalized” if it fails to meet any one of the ratios required to be adequately capitalized. At December 31, 2012, the Bank was classified as “well-capitalized” for purposes of the FDIC’s prompt corrective action regulations.

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

Deposit Insurance Assessments. Substantially all of the deposits of the Bank are insured up to applicable limits (currently $250,000) by the DIF of the FDIC and the Bank must pay deposit insurance assessments to the FDIC for such deposit insurance protection. The FDIC maintains the DIF by designating a required reserve ratio. If the reserve ratio falls below the designated level, the FDIC must adopt a restoration plan that provides that the DIF will return to an acceptable level generally within five years. The designated reserve ratio is currently set at 2.00%. The FDIC has the discretion to price deposit insurance according to the risk for all insured institutions regardless of the level of the reserve ratio.

The DIF reserve ratio is maintained by assessing depository institutions an insurance premium based upon certain statutory factors. Under its current regulations, the FDIC imposes assessments for deposit insurance according to a depository institution’s ranking in one of four risk categories based upon supervisory and capital evaluations. The assessment rate for an individual institution is determined according to a formula based on a combination of weighted average CAMELS component ratings, financial ratios and, for institutions that have long-term debt ratings, the average ratings of its long-term debt. On February 7, 2011, the FDIC approved a final rule that amended the then-existing DIF restoration plan and implemented certain provisions of the Dodd-Frank Act. As of April 1, 2011 the assessment base is determined using average consolidated total assets minus average tangible equity rather than the current assessment base of adjusted domestic deposits. Since the change resulted in a much larger assessment base, the final rule also lowered the assessment rates in order to keep the total amount collected from financial institutions relatively unchanged from the amounts previously collected.

For large institutions (generally those with total assets of $10 billion or more), such as the Bank, the initial base assessment rate ranges from 5 to 35 basis points on an annualized basis. After the effect of potential base-rate adjustments, the total base assessment rate could range from 2.5 to 45 basis points on an annualized basis.

Assessment rates for large institutions are calculated using a scorecard that combines CAMELS ratings and certain forward-looking financial measures to assess the risk a large institution poses to the DIF.

In November 2009, the FDIC adopted a rule that required all insured institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. As of December 31, 2012, $16.7 million in pre-paid deposit insurance was included in other assets in the Company’s consolidated balance sheet.

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

Incentive Compensation. In June 2010, the Federal Reserve Board, OCC and FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors

The Federal Reserve Board will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

Legislative and Regulatory Initiatives

From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of the Company in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Company. A change in statutes, regulations or regulatory policies applicable to the Company or the Bank could have a material effect on the Company’s business, financial condition and results of operations.

Dodd-Frank Act

The Dodd-Frank Act, enacted in July 2010, significantly restructured the financial regulatory landscape in the United States. It contains numerous provisions that affect all bank holding companies and banks. Many of the Dodd-Frank Act’s provisions are still subject to the final rulemaking by federal banking agencies, and the implication of the Dodd-Frank Act for the Company’s business will depend to a large extent on how such rules are adopted and implemented. The Company’s management continues to review actively the provisions of the Dodd–Frank Act and assess its probable impact on its business, financial condition, and results of operations.

The Dodd-Frank Act authorized the Federal Reserve Board to adopt enhanced supervision and prudential standards for, among others, bank holding companies with total consolidated assets of $50 billion or more (often referred to as “systemically important financial institutions” or “SIFI”), and authorized the Federal Reserve Board to establish such standards either on its own or upon the recommendations of the Financial Stability Oversight Council, a new systemic risk oversight body created by the Dodd-Frank Act. Most of the Proposed SIFI Rules will not apply to the Company as its total consolidated assets remain below $50 billion. However, two aspects of the Proposed SIFI Rules apply to bank holding companies with total consolidated assets of $10 billion or more: (a) requirements for annual stress testing of capital under one base and two stress scenarios and (b) certain corporate governance provisions requiring, among other things, that each bank holding company establish a risk committee of its board of directors and that that committee include a “risk expert.”

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

To achieve its past levels of growth, the Company has focused on both internal growth and acquisitions. The Company may not be able to sustain its historical rate of growth or may not be able to grow at all. More specifically, the Company may not be able to obtain the financing necessary to fund additional growth and may not be able to find suitable acquisition candidates. Various factors, such as economic conditions and competition, may impede or prohibit the opening of new banking centers and the completion of acquisitions. Further, the Company may be unable to attract and retain experienced bankers, which could adversely affect its internal growth. If the Company is not able to continue its historical levels of growth, it may not be able to maintain its historical earnings trends.

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

The Company is operating in a challenging and uncertain economic environment, including generally uncertain conditions nationally and locally in its markets. Although economic conditions have improved in the last year, financial institutions continue to be affected by declines in the real estate market and uncertain conditions.

The Company’s ability to assess the creditworthiness of customers and to estimate the losses inherent in its loan portfolio is made more complex by these uncertain market and economic conditions. A prolonged national economic recession or further deterioration of these conditions in the Company’s markets could drive losses beyond that which is provided for in its allowance for credit losses and result in the following consequences:

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

The Company’s business is subject to interest rate risk and fluctuations in interest rates may adversely affect its financial condition and results of operations.

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

Changes in monetary policy, including changes in interest rates, could influence the interest the Company receives on loans and securities and the amount of interest it pays on deposits and borrowings, and could also affect (i) the Company’s ability to originate loans and obtain deposits, (ii) the fair value of the Company’s financial assets and liabilities and (iii) the average duration of the Company’s mortgage-backed securities portfolio. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Company’s net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments decrease more quickly than the interest rates paid on deposits and other borrowings. Further, the Company’s assets and liabilities may react differently to changes in overall market rates or conditions because there may be mismatches between the repricing or maturity characteristics of the assets and liabilities. Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Acquisitions of financial institutions involve operational risks and uncertainties and acquired companies may have unforeseen liabilities, exposure to asset quality problems, key employee and customer retention problems and other problems that could negatively affect the Company’s organization. The Company may not be able to complete future acquisitions and, if completed, the Company may not be able to successfully integrate the operations, management, products and services of the entities that it acquires and eliminate redundancies. The integration process could result in the loss of key employees or disruption of the combined entity’s ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect the Company’s ability to maintain relationships with customers and employees or achieve the anticipated benefits of the transaction. The integration process may also require significant time and attention from the Company’s management that they would otherwise direct at servicing existing business and developing new business. The Company’s inability to find suitable acquisition candidates and failure to successfully integrate the entities it acquires into its existing operations may increase its operating costs significantly and adversely affect its business and earnings.

The Company’s dependence on loans secured by real estate subjects it to risks relating to fluctuations in the real estate market that could adversely affect its financial condition, results of operations and cash flows.

Approximately 81.0% of the Company’s total loans as of December 31, 2012 consisted of loans included in the real estate loan portfolio, with 10.6% in construction and land development, 27.8% in residential real estate and 42.6% in commercial real estate (includes farmland and multifamily residential). The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A weakening of the real estate market in the Company’s primary market areas could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing the loans and the value of real estate owned by the Company. If real estate values decline, it is also more likely that the Company would be required to increase its allowance for credit losses, which could adversely affect its financial condition, results of operations and cash flows.

The Company’s commercial real estate and commercial loans expose it to increased credit risks, and these risks will increase if the Company succeeds in increasing these types of loans.

The Company, while maintaining its conservative approach to lending, has emphasized both new and existing loan products, focusing on managing its commercial real estate and commercial loan portfolios, and intends to continue to increase its lending activities and acquire loans in possible future acquisitions. As a result, commercial real estate and commercial loans as a proportion of its portfolio could increase. As of December 31, 2012, commercial real estate (includes farmland and multifamily residential) and commercial loans totaled $2.97 billion. In general, commercial real estate loans and commercial loans yield higher returns and often generate a deposit relationship, but also pose greater credit risks than do owner-occupied residential real estate loans. These types of loans are also typically larger than residential real estate loans. Accordingly, the deterioration of one or several of these loans could cause a significant increase in nonperforming loans, which could result in a loss of earnings from these loans and an increase in the provision for credit losses and net charge-offs.

The Company makes both secured and some unsecured commercial loans. Unsecured loans generally involve a higher degree of risk of loss than do secured loans because, without collateral, repayment is wholly dependent upon the success of the borrowers’ businesses. Secured commercial loans are generally collateralized by accounts receivable, inventory, equipment or other assets owned by the borrower and include a personal guaranty of the business owner. Compared to real estate, that type of collateral is more difficult to monitor, its value is harder to ascertain, it may depreciate more rapidly and it may not be as readily saleable if repossessed. Further, commercial loans generally will be serviced primarily from the operation of the business, which may not be successful, while commercial real estate loans generally will be serviced from income on the properties securing the loans. As the Company’s various commercial loan portfolios increase, the corresponding risks and potential for losses from these loans will also increase.

The Company’s profitability depends significantly on local economic conditions.

The Company’s success depends primarily on the general economic conditions of the primary markets in Texas in which it operates and where its loans are concentrated. In addition, the pending acquisition of Coppermark Bancshares, Inc. will expand the Company’s market area to Oklahoma and the Company’s success will also be impacted by general economic conditions in Oklahoma. The local economic conditions in Texas have a significant impact on the Company’s commercial, real estate and construction and land development loans, the ability of its borrowers to repay their loans and the value of the collateral securing these loans. Accordingly, if the population or income growth in the Company’s market areas is slower than projected, income levels, deposits and housing starts could be adversely affected and could result in a reduction of the Company’s expansion, growth and profitability. Although economic conditions in Texas have not deteriorated to the same extent as in other areas of the country, such conditions could decline further. If the Company’s market areas experience a downturn or a recession for a prolonged period of time, the Company could experience significant increases in nonperforming loans, which could lead to operating losses, impaired liquidity and eroding capital. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreaks of hostilities or other international or domestic calamities, unemployment or other factors could impact these local economic conditions and could negatively affect the Company’s financial condition, results of operations and cash flows.

The Company’s allowance for credit losses may not be sufficient to cover actual credit losses, which could adversely affect its earnings.

As a lender, the Company is exposed to the risk that its loan customers may not repay their loans according to the terms of these loans and the collateral securing the payment of these loans may be insufficient to fully compensate the Company for the outstanding balance of the loan plus the costs to dispose of the collateral. The Company maintains an allowance for credit losses in an attempt to cover estimated losses inherent in its loan portfolio. Additional credit losses will likely occur in the future and may occur at a rate greater than the Company has experienced to date. The determination of the appropriate level of the allowance inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks, future trends and general economic conditions, all of which may undergo material changes. If the Company’s assumptions prove to be incorrect or if it experiences significant loan losses in future periods, its current allowance may not be sufficient to cover actual loan losses and adjustments may be necessary to allow for different economic conditions or adverse developments in its loan portfolio. A material addition to the allowance could cause net income, and possibly capital, to decrease.

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

The small to medium-sized businesses that the Company lends to may have fewer resources to weather a downturn in the economy, which could materially harm the Company’s operating results.

The Company makes loans to privately-owned businesses, many of which are considered to be small to medium-sized businesses. Small to medium-sized businesses frequently have smaller market share than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience significant volatility in operating results. Any one or more of these factors may impair the borrower’s ability to repay a loan. In addition, the success of a small to medium-sized business often depends on the management talents and efforts of one or two persons or a small group of persons, and the death, disability or resignation of one or more of these persons could have a material adverse impact on the business and its ability to repay a loan. Economic downturns and other events that negatively impact the Company’s market areas could cause the Company to incur substantial credit losses that could negatively affect the Company’s results of operations and financial condition.

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

If the goodwill that the Company recorded in connection with a business acquisition becomes impaired, it could require charges to earnings.

Goodwill represents the amount by which the acquisition cost exceeds the fair value of net assets the Company acquired in the purchase of another financial institution. The Company reviews goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate the carrying value of the asset might be impaired.

The Company determines impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in the Company’s results of operations in the periods in which they become known. At December 31, 2012, the Company’s goodwill totaled $1.22 billion. While the Company has not recorded any such impairment charges since it initially recorded the goodwill, there can be no assurance that the Company’s future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on its financial condition and results of operations.

The Company’s accounting estimates and risk management processes rely on analytical and forecasting models.

The processes the Company uses to estimate its probable credit losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on the Company’s financial condition and results of operations, depends upon the use of analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are accurate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation.

If the models the Company uses for interest rate risk and asset-liability management are inadequate, the Company may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models the Company uses for determining its probable credit losses are inadequate, the allowance for credit losses may not be sufficient to support future charge-offs. If the models the Company uses to measure the fair value of financial instruments is inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what the Company could realize upon sale or settlement of such financial instruments. Any such failure in the Company’s analytical or forecasting models could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The Company cannot assure you that such capital will be available to it on acceptable terms or at all. Any occurrence that may limit its access to the capital markets, such as a decline in the confidence of investors, depositors of Prosperity Bank or counterparties participating in the capital markets, may adversely affect the Company’s capital costs and its ability to raise capital and, in turn, its liquidity. Moreover, if the Company needs to raise capital in the future, it may have to do so when many other financial institutions are also seeking to raise capital and would have to compete with those institutions for investors. An inability to raise additional capital on acceptable terms when needed could have a material adverse effect on the Company’s business, financial condition and results of operations.

New lines of business or new products and services may subject the Company to additional risks.

From time to time, the Company may implement or may acquire new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services, the Company may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of the Company’s system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on the Company’s business, financial condition and results of operations.

An interruption in or breach in security of the Company’s information systems may result in a loss of customer business and have an adverse effect on the Company’s results of operations, financial condition and cash flows.

The Company relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Company’s customer relationship management, general ledger, deposits, servicing or loan origination systems. If any such failures, interruptions or security breaches of its communications or information systems occur, they may not be adequately addressed by the Company. Further, the occurrence of any such failures, interruptions or security breaches could damage the Company’s reputation, result in a loss of customer business, subject the Company to additional regulatory scrutiny or expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company’s results of operations, financial condition and cash flows.

The business of the Company is dependent on technology.

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

The Company’s operations rely on external vendors.

The Company relies on certain external vendors to provide products and services necessary to maintain day-to-day operations of the Company. Accordingly, the Company’s operations are exposed to risk that these vendors will not perform in accordance with the contracted arrangements under service agreements. The failure of an external vendor to perform in accordance with the contracted arrangements under service agreements, because of changes in the vendor’s organizational structure, financial condition, support for existing products and services or strategic focus or for any other reason, could be disruptive to the Company’s operations, which could have a material adverse impact on the Company’s business and, in turn, the Company’s financial condition and results of operations.

The Company is subject to claims and litigation pertaining to intellectual property.

Banking and other financial services companies, such as the Company, rely on technology companies to provide information technology products and services necessary to support the Company’s day-to-day operations. Technology companies frequently enter into litigation based on allegations of patent infringement or other violations of intellectual property rights. In addition, patent holding companies seek to monetize patents they have purchased or otherwise obtained. Competitors of the Company’s vendors, or other individuals or companies, have from time to time claimed to hold intellectual property sold to the Company by its vendors. Such claims may increase in the future as the financial services sector becomes more reliant on information technology vendors. The plaintiffs in these actions frequently seek injunctions and substantial damages.

Regardless of the scope or validity of such patents or other intellectual property rights, or the merits of any claims by potential or actual litigants, the Company may have to engage in protracted litigation. Such litigation is often expensive, time-consuming, disruptive to the Company’s operations and distracting to management. If the Company is found to infringe one or more patents or other intellectual property rights, it may be required to pay substantial damages or royalties to a third-party. In certain cases, the Company may consider entering into licensing agreements for disputed intellectual property, although no assurance can be given that such licenses can be obtained on acceptable terms or that litigation will not occur. These licenses may also significantly increase the Company’s operating expenses. If legal matters related to intellectual property claims were resolved against the Company or settled, the Company could be required to make payments in amounts that could have a material adverse effect on its business, financial condition and results of operations.

The Company is subject to claims and litigation pertaining to fiduciary responsibility.

From time to time, customers make claims and take legal action pertaining to the Company’s performance of its fiduciary responsibilities. Whether customer claims and legal action related to the Company’s performance of its fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to the Company, they may result in significant financial liability, adversely affect the market perception of the Company and its products and services and/or impact customer demand for those products and services. Any financial liability or reputation damage could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company operates in a highly regulated environment and, as a result, is subject to extensive regulation and supervision.

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

All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the Dodd-Frank Act beginning on July 21, 2011. Accordingly, financial institutions can now offer interest on demand deposits to compete for clients. The Company’s interest expense will increase and its net interest margin will decrease if it begins offering interest on demand deposits to attract additional customers or maintain current customers, which could have an adverse effect on the Company’s business, financial condition and results of operations.

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

The Company’s principal source of funds to pay dividends on the shares of common stock is cash dividends that the Company receives from the Bank. Various banking laws applicable to the Bank limit the payment of dividends and other distributions by the Bank to the Company, and may therefore limit the Company’s ability to pay dividends on its common stock. Further, if required payments on the Company’s outstanding junior subordinated debentures held by its unconsolidated subsidiary trusts are not made or are suspended, the Company will be prohibited from paying dividends on its common stock.

The holders of the Company’s junior subordinated debentures have rights that are senior to those of the Company’s shareholders.

As of December 31, 2012, the Company had $85.1 million in junior subordinated debentures outstanding that were issued to the Company’s unconsolidated subsidiary trusts. The subsidiary trusts purchased the junior subordinated debentures from the Company using the proceeds from the sale of trust preferred securities to third party investors. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by the Company to the extent not paid or made by each trust, provided the trust has funds available for such obligations.

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

None.

ITEM 2. PROPERTIES

As of December 31, 2012, the Company conducted business at two hundred thirteen (213) full-service banking centers. The Company’s headquarters are located at Prosperity Bank Plaza, 4295 San Felipe, in the Galleria area in Houston, Texas. The Company also owns or leases other facilities in which its banking centers are located as listed below by geographical market area. The expiration dates of the leases range from 2013 to 2020 and do not include renewal periods which may be available at the Company’s option.

The following table sets forth specific information regarding the banking centers located in each of the Company’s geographical market areas at December 31, 2012:

Geographical Area	Number of Banking Centers	Number of Leased Banking Centers	Deposits at December 31, 2012
			(Dollars in thousands)
Bryan/College Station area	10	—	$629,093
Houston area	59	17	4,565,100
Central Texas area	34	7	1,239,919
Dallas/Fort Worth Texas	35	9	1,271,230
East Texas area	21	—	656,358
West Texas area	34	6	2,430,613
South Texas area	20	5	849,531

Total	213	44	$11,641,844

ITEM 3. LEGAL PROCEEDINGS

The Company and the Bank are defendants, from time to time, in legal actions arising from transactions conducted in the ordinary course of business. The Company and the Bank believe, after consultations with legal counsel, that the ultimate liability, if any, arising from such actions will not have a material adverse effect on their financial statements.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices

The Company’s common stock is listed on the New York Stock Exchange under the symbol “PB.” Prior to December 28, 2011, the Company’s common stock was listed for trading under the symbol “PRSP” on the NASDAQ Global Select Market (“NASDAQ”). As of February 15, 2013, there were 56,997,694 shares outstanding and 2,970 shareholders of record. The number of beneficial owners is unknown to the Company at this time.

The following table presents the high and low intra-day sales prices for the common stock as reported by NASDAQ (through December 27, 2011) or the New York Stock Exchange (beginning December 28, 2011) during the two years ended December 31, 2012:

2012	High	Low
Fourth Quarter	$43.54	$38.56
Third Quarter	45.40	38.90
Second Quarter	47.31	39.87
First Quarter	47.66	39.66

2011	High	Low
Fourth Quarter	$41.74	$31.31
Third Quarter	46.87	30.91
Second Quarter	46.75	40.83
First Quarter	42.92	38.23

Dividends

Holders of common stock are entitled to receive dividends when, as and if declared by the Company’s Board of Directors out of funds legally available therefor. While the Company has declared dividends on its common stock since 1994, and paid quarterly dividends aggregating $0.80 per share in 2012 and $0.72 per share in 2011, there is no assurance that the Company will continue to pay dividends in the future. Future dividends on the common stock will depend upon the Company’s earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, the Company’s ability to service any equity or debt obligations senior to the common stock and other factors deemed relevant by the Board of Directors of the Company.

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

The cash dividends declared per share by quarter (and paid on the first business day of the subsequent quarter except for the fourth quarter of 2012 which was paid on December 31, 2012) for the Company’s last two fiscal years were as follows:

	2012	2011
Fourth quarter	$0.2150	$0.1950
Third quarter	0.1950	0.1750
Second quarter	0.1950	0.1750
First quarter	0.1950	0.1750

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2012, the Company had outstanding stock options granted under three stock award plans, all of which were approved by the Company’s shareholders. As of such date, the Company also had outstanding stock options granted under stock award plans that it assumed in connection with various acquisition transactions. The following table provides information as of December 31, 2012 regarding the Company’s equity compensation plans under which the Company’s equity securities are authorized for issuance:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	386,605	(1)	$28.39	1,743,796
Equity compensation plans not approved by security holders	—		—	—

Total	386,605		$28.39	1,743,796

(1)	Includes 6,950 shares which may be issued upon exercise of options outstanding assumed by the Company in connection with the acquisition of SNB Bancshares, Inc. at a weighted average exercise price of $17.53.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Performance Graph

The following Performance Graph compares the cumulative total shareholder return on the Company’s common stock for the period beginning at the close of trading on December 31, 2007 to December 31, 2012, with the cumulative total return of the S&P 500 Total Return Index and the Nasdaq Bank Index for the same period. Dividend reinvestment has been assumed. The Performance Graph assumes $100 invested on December 31, 2007 in the Company’s common stock, the S&P 500 Total Return Index and the Nasdaq Bank Index. The historical stock price performance for the Company’s common stock shown on the graph below is not necessarily indicative of future stock performance.

	12/07	12/08	12/09	12/10	12/11	12/12
Prosperity Bancshares, Inc.	100.00	102.45	142.74	141.01	147.56	156.46
S&P 500	100.00	63.00	79.67	91.67	93.61	108.59
NASDAQ Bank	100.00	78.22	68.07	82.40	70.08	82.33

Copyright© 2012 Standard & Poor’s, a division of The McGraw-Hill Companies Inc. All rights reserved. (www.researchdatagroup.com/S&P.htm)

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data of the Company for, and as of the end of, each of the years in the five-year period ended December 31, 2012, is derived from and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K.

	As of and for the Years Ended December 31,
	2012(1)		2011(1)		2010(1)	2009	2008
	(Dollars in thousands, except share and per share data)
Income Statement Data:
Interest income	$419,842		$371,908		$384,537	$409,614	$347,878
Interest expense	39,136		45,240		66,389	102,513	120,149

Net interest income	380,706		326,668		318,148	307,101	227,729
Provision for credit losses	6,100		5,200		13,585	28,775	9,867

Net interest income after provision for credit losses	374,606		321,468		304,563	278,326	217,862
Noninterest income	75,535		56,043		53,833	60,097	52,370
Noninterest expense	198,457		163,745		166,594	169,700	143,796

Income before taxes	251,684		213,766		191,802	168,723	126,436
Provision for income taxes	83,783		72,017		64,094	56,844	41,929

Net income	$167,901		$141,749		$127,708	$111,879	$84,507	(2)

Per Share Data:
Basic earnings per share	$3.24		$3.03		$2.74	$2.42	$1.87	(2)
Diluted earnings per share	3.23		3.01		2.73	2.41	1.86	(2)
Book value per share	37.02		33.41		31.11	29.03	27.24
Cash dividends declared	0.80		0.72		0.64	0.57	0.51
Dividend payout ratio	24.74%		23.80%		23.37%	23.45%	27.66%
Weighted average shares outstanding (basic)	51,794		46,846		46,621	46,177	45,300
Weighted average shares outstanding (diluted)	51,941		47,017		46,832	46,354	45,479
Shares outstanding at end of period	56,447		46,910		46,684	46,541	46,080

Balance Sheet Data (at period end):
Total assets	$14,583,573		$9,822,671		$9,476,572	$8,850,400	$9,072,364
Securities	7,442,065		4,658,936		4,617,116	4,118,290	4,160,401
Loans	5,179,940		3,765,906		3,485,023	3,376,703	3,567,057
Allowance for credit losses	52,564		51,594		51,584	51,863	36,970
Total goodwill and intangibles	1,243,321		945,533		953,034	912,372	912,850
Other real estate owned	7,234		8,328		11,053	7,829	4,450
Total deposits	11,641,844		8,060,254		7,454,920	7,258,550	7,303,297
Borrowings and notes payable	256,753		12,790		374,433	98,736	325,412
Junior subordinated debentures	85,055	(3)	85,055	(3)	92,265	92,265	92,265
Total shareholders’ equity	2,089,389		1,567,265		1,452,339	1,351,245	1,255,106

(Table continued on next page)

	As of and for the Years Ended December 31,
	2012(1)	2011(1)	2010(1)	2009	2008
	(Dollars in thousands, except share and per share data)
Average Balance Sheet Data:
Total assets	$12,432,666	$9,628,884	$9,278,380	$8,851,694	$7,025,418
Securities	6,364,917	4,625,833	4,508,918	4,052,989	2,409,758
Loans	4,514,171	3,648,701	3,394,502	3,455,761	3,250,447
Allowance for credit losses	51,770	51,871	52,151	42,279	33,004
Total goodwill and intangibles	1,078,804	949,273	940,080	914,384	842,580
Total deposits	9,748,843	7,751,196	7,532,739	7,212,015	5,471,441
Junior subordinated debentures	85,055	86,557	92,265	92,265	99,998
Total shareholders’ equity	1,844,334	1,513,749	1,406,159	1,304,749	1,192,293

Performance Ratios:
Return on average assets	1.35%	1.47%	1.38%	1.26%	1.20	%(4)
Return on average equity	9.10%	9.36%	9.08%	8.57%	7.09	%(4)
Net interest margin (tax equivalent)	3.53%	3.98%	4.04%	4.08%	3.96%
Efficiency ratio(5)	43.48%	42.76%	44.83%	46.27%	46.51%

Asset Quality Ratios(6):
Nonperforming assets to total loans and other real estate	0.25%	0.32%	0.45%	0.48%	0.40%
Net charge-offs to average loans	0.11%	0.14%	0.41%	0.40%	0.23%
Allowance for credit losses to total loans	1.01%	1.37%	1.48%	1.54%	1.04%
Allowance for credit losses to nonperforming loans(7)	920.1%	1442.0%	1114.6%	616.6%	379.7%

Capital Ratios(6):
Leverage ratio	7.10%	7.89%	6.87%	6.47%	5.68%
Average shareholders’ equity to average total assets	14.83%	15.72%	15.16%	14.74%	16.97%
Tier 1 risk-based capital ratio	14.40%	15.90%	13.64%	12.61%	10.27%
Total risk-based capital ratio	15.22%	17.09%	14.87%	13.86%	11.17%

(1)	The Company completed four acquisitions during the twelve month period ended December 31, 2012. The Company completed no acquisitions during the twelve months ended December 31, 2011 and completed the acquisition of three branches of U.S Bank on March 29, 2010 and the acquisition of nineteen branches of First Bank on April 30, 2010.
(2)	Net income for the year ended December 31, 2008 includes a $14.0 million pre-tax, or $9.1 million after-tax, impairment charge on write-down of securities which resulted in a decrease of basic and diluted earnings per share of $0.20 for the year ended December 31, 2008.
(3)	Consists of $15.5 million of junior subordinated debentures of Prosperity Statutory Trust II due July 31, 2031, $12.9 million of junior subordinated debentures of Prosperity Statutory Trust III due September 17, 2033, $12.9 million of junior subordinated debentures of Prosperity Statutory Trust IV due December 30, 2033, $10.3 million of junior subordinated debentures of SNB Capital Trust IV due September 25, 2033 (assumed by the Company on April 1, 2006), $5.2 million of junior subordinated debentures of TXUI Statutory Trust II due December 19, 2033 (assumed by the Company on January 3l, 2007), $16.0 million of junior subordinated debentures of TXUI Statutory Trust III due December 15, 2035 (assumed by the Company on January 3l, 2007) and $12.4 million of junior subordinated debentures of TXUI Statutory Trust IV due June 30, 2036 (assumed by the Company on January 3l, 2007).
(4)	Includes a $14.0 million pre-tax, or $9.1 million after-tax, impairment charge on write-down of securities, which resulted in a decrease of return on average assets of 13 basis points and a decrease of return on average equity of 76 basis points for the year ended December 31, 2008.

(5)	Calculated by dividing total noninterest expense, excluding credit loss provisions and impairment write-down on securities, by net interest income plus noninterest income, excluding net gains and losses on the sale of securities and assets. Additionally, taxes are not part of this calculation.
(6)	At period end, except for net charge-offs to average loans and average shareholders’ equity to average total assets, which is for periods ended at such dates.
(7)	Nonperforming loans consist of nonaccrual loans, loans contractually past due 90 days or more and any other loan management deems to be nonperforming.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•	poor performance by external vendors;

•	the failure of analytical and forecasting models used by the Company to estimate probable credit losses and to measure the fair value of financial instruments;

•	additional risks from new lines of businesses or new products or services;

•	claims or litigation related to intellectual property or fiduciary responsibilities;

•	potential risk of environmental liability associated with lending activities;

•	the potential payment of interest on demand deposit accounts in order to effectively compete for clients;

•	acts of terrorism, an outbreak of hostilities or other international or domestic calamities, weather or other acts of God and other matters beyond the Company’s control; and

•	other risks and uncertainties listed from time to time in the Company’s reports and documents filed with the Securities and Exchange Commission.

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

Overview

The Company generates the majority of its revenues from interest income on loans, service charges on customer accounts and income from investment in securities. In 2012, the Company added additional products and services including trust services, credit card, mortgage lending and independent sales organization (ISO) sponsorship operations. The revenues are partially offset by interest expense paid on deposits and other borrowings and noninterest expenses such as administrative and occupancy expenses. Net interest income is the difference between interest income on earning assets such as loans and securities and interest expense on liabilities such as deposits and borrowings which are used to fund those assets. Net interest income is the Company’s largest source of revenue. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and margin. The Company has recognized increased net interest income due primarily to an increase in the volume of interest-earning assets.

Three principal components of the Company’s growth strategy are internal growth, stringent cost control practices and acquisitions, including strategic merger transactions and FDIC assisted transactions. The Company focuses on continual internal growth. Each banking center is operated as a separate profit center, maintaining separate data with respect to its net interest income, efficiency ratio, deposit growth, loan growth and overall profitability. Banking center presidents and managers are accountable for performance in these areas and compensated accordingly. The Company also focuses on maintaining stringent cost control practices and policies. The Company has centralized many of its critical operations, such as data processing and loan processing. Management believes that this centralized infrastructure can accommodate substantial additional growth while enabling the Company to minimize operational costs through certain economies of scale. The Company also intends to continue to seek expansion opportunities. During 2012, the Company completed four acquisitions including Texas Bankers, Inc., The Bank Arlington, ASB and Community National Bank. Combined these acquisitions added forty-one (41) banking centers.

Net income was $167.9 million, $141.7 million and $127.7 million for the years ended December 31, 2012, 2011 and 2010, respectively, and diluted earnings per share were $3.23, $3.01 and $2.73, respectively, for these same periods. The change in net income during both 2012 and 2011 was principally due to an increase in net interest income resulting from balance sheet growth from acquisitions. The Company posted returns on average assets of 1.35%, 1.47% and 1.38% and returns on average equity of 9.10%, 9.36% and 9.08% for the years ended December 31, 2012, 2011 and 2010, respectively. The Company’s efficiency ratio was 43.48% in 2012, 42.76% in 2011 and 44.83% in 2010. The efficiency ratio is calculated by dividing total noninterest expense (excluding credit loss provisions and impairment write-down on securities) by net interest income plus noninterest income (excluding net gains and losses on the sale of securities and assets). Additionally, taxes are not part of this calculation.

Total assets at December 31, 2012 and 2011 were $14.58 billion and $9.82 billion, respectively. Total deposits at December 31, 2012 and 2011 were $11.64 billion and $8.06 billion, respectively. Total loans were $5.18 billion at December 31, 2012, an increase of $1.41 billion or 37.5% compared with $3.77 billion at December 31, 2011. At December 31, 2012, the Company had $5.7 million in nonperforming loans and its allowance for credit losses was $52.6 million compared with $3.6 million in nonperforming loans and an allowance for credit losses of $51.6 million at December 31, 2011. Shareholders’ equity was $2.09 billion and $1.57 billion at December 31, 2012 and 2011, respectively.

Recent Developments

During 2012, the Company completed four acquisitions. These acquisitions increased total assets, loans and deposits on their respective acquisition date as detailed in the table below (dollars in thousands). Additionally, the Company completed its acquisition of East Texas Financial Services, Inc. on January 1, 2013 and signed a definitive agreement on December 10, 2012 to purchase Coppermark Bancshares, Inc.

	Acquisition Date	Total Assets	Loans	Deposits
Texas Bankers, Inc.	January 1, 2012	$77,033	$27,583	$70,413
The Bank Arlington	April 1, 2012	37,323	22,862	33,149
American State Financial Corp	July 1, 2012	3,105,283	1,147,637	2,495,652
Community National Bank	October 1, 2012	182,008	67,998	164,622

		$3,401,647	$1,266,080	$2,763,836

Acquisition of Texas Bankers, Inc.—On January 1, 2012, the Company completed the acquisition of Texas Bankers, Inc. and its wholly-owned subsidiary, Bank of Texas, Austin, Texas. The three (3) Bank of Texas banking offices in the Austin, Texas CMSA consisted of a location in Rollingwood, which was consolidated with the Company’s Westlake location and remains in Bank of Texas’ Rollingwood banking office; one banking center in downtown Austin, which was consolidated into the Company’s downtown Austin location; and another banking center in Thorndale.

Texas Bankers, Inc. on a consolidated basis, reported total assets of $77.0 million, total loans of $27.6 million and total deposits of $70.4 million as of December 31, 2011. Under the terms of the acquisition agreement, the Company issued 314,953 shares of Company common stock for all outstanding shares of Texas Bankers capital stock, resulting in an acquisition date fair value of $12.7 million, based on the Company’s closing stock price of $40.35. The Company recognized goodwill of $6.1 million which is calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of identifiable assets acquired.

Acquisition of The Bank Arlington—On April 1, 2012, the Company completed the acquisition of The Bank Arlington. The Bank Arlington operated one banking office in Arlington, Texas, in the Dallas/Fort Worth CMSA.

As of March 31, 2012, The Bank Arlington reported total assets of $37.3 million, total loans of $22.9 million and total deposits of $33.2 million. Under the terms of the acquisition agreement, the Company issued 135,347 shares of Company common stock for all outstanding shares of The Bank Arlington capital stock, resulting in an acquisition date fair value of $6.2 million, based on the Company’s closing stock price of $45.80. The Company recognized goodwill of $2.1 million which is calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of identifiable assets acquired.

Acquisition of American State Financial Corporation—On July 1, 2012, the Company completed the acquisition of American State Financial Corporation and its wholly owned subsidiary American State Bank (collectively referred to as “ASB”). ASB operated thirty-seven (37) full service banking offices in eighteen (18) counties across West Texas.

On the date of acquisition, the Company recorded total assets of $3.11 billion, total loans of $1.15 billion and total deposits of $2.50 billion. Under the terms of the acquisition agreement, the Company issued 8,524,835 shares of Company common stock plus $178.5 million in cash for all outstanding shares of American State Financial Corporation capital stock, for total merger consideration of $536.8 million and recognized goodwill of $274.1 million.

Acquisition of Community National Bank—On October 1, 2012, the Company completed the acquisition of Community National Bank, Bellaire, Texas. Community National Bank operated one (1) banking office in Bellaire, Texas, in the Houston Metropolitan Area.

As of September 30, 2012, Community National Bank reported total assets of $182.0 million, total loans of $68.0 million and total deposits of $164.6 million. Under the terms of the acquisition agreement, the Company issued 372,282 shares of Company common stock plus $11.4 million in cash for all outstanding shares of Community National Bank capital stock, for total merger consideration of $27.3 million, based on the Company’s closing stock price of $42.62. The Company recognized goodwill of $10.3 million which is calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of identifiable assets acquired.

Acquisition of East Texas Financial Services, Inc.—On January 1, 2013, the Company completed the previously announced acquisition of East Texas Financial Services, Inc. (OTC BB: FFBT) and its wholly-owned subsidiary, First Federal Bank Texas (“Firstbank”). Firstbank operated four (4) banking offices in the Tyler MSA, including three locations in Tyler, Texas and one location in Gilmer, Texas. As of December 31, 2012, East Texas Financial Services reported, on a consolidated basis, total assets of $165.0 million, total loans of $129.3 million and total deposits of $112.3 million.

Pursuant to the terms of the acquisition agreement, the Company issued 530,940 shares of the Company’s common stock for all outstanding shares of East Texas Financial Services capital stock resulting in an acquisition date fair value of $22.3 million, based on the Company’s closing stock price of $42.00 and recognized goodwill of approximately $5.5 million which is calculated as the excess of both the consideration exchanged and liabilities assumed compared to the fair value of the assets acquired. The Company is currently in the process of obtaining fair values for certain acquired assets and assumed liabilities and therefore the estimates are preliminary.

Pending Acquisition of Coppermark Bancshares Inc.—On December 10, 2012, the Company entered into a definitive agreement to acquire Coppermark Bancshares, Inc. and its wholly-owned subsidiary, Coppermark Bank (“Coppermark”) headquartered in Oklahoma City, Oklahoma. Coppermark operates nine (9) full-service banking offices: six (6) in Oklahoma City, Oklahoma and surrounding areas and three (3) in the Dallas, Texas area. As of December 31, 2012, Coppermark reported, on a consolidated basis, total assets of $1.3 billion, total loans of $853.4 million and total deposits of $1.2 billion.

Under the terms of the acquisition agreement, the Company will issue approximately 3,258,845 shares of Company common stock plus $60.0 million in cash for all outstanding shares of Coppermark Bancshares capital stock, subject to certain conditions and potential adjustments. Pending the satisfaction of closing conditions, the closing is expected to occur in early 2013.

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

Allowance for Credit Losses—The allowance for credit losses is established through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses which it believes is adequate for estimated losses in the Company’s loan portfolio. Based on an evaluation of the loan portfolio, management presents a monthly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. In making its evaluation, management considers factors such as historical loan loss experience, industry diversification of the Company’s commercial loan portfolio, the amount of nonperforming assets and related collateral, the volume, growth and composition of the Company’s loan portfolio, current economic conditions that may affect the borrower’s ability to pay and the value of collateral, the evaluation of the Company’s loan portfolio through its internal loan review process and other relevant factors. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. Charge-offs occur when loans are deemed to be uncollectible. For further discussion of the methodology used in the determination of the allowance for credit losses, refer to the “Allowance for Credit Losses” section in this financial review and Note 1 to the consolidated financial statements.

Goodwill and Intangible Assets—Goodwill and intangible assets that have indefinite useful lives are subject to an impairment test at least annually, or more often, if events or circumstances indicate that it is more likely than not that the fair value of Prosperity Bank, the Company’s only reporting unit with assigned goodwill, is below the carrying value of its equity. On January 1, 2012, the Company adopted Accounting Standard Update No. 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” (ASU 2011-08), which allows companies to use a qualitative approach to assess goodwill for impairment. The provisions of ASU 2011-08 give companies the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining the need to perform step one of the annual test for goodwill impairment. An entity has an unconditional option to bypass the qualitative assessment described in the preceding paragraph for any reporting unit in any period and proceed directly to performing the first step of the goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period.

If the Company bypasses the qualitative assessment, a two-step goodwill impairment test is performed. The two-step process begins with an estimation of the fair value of the Company’s reporting unit compared with its carrying value. If the carrying amount exceeds the fair value of the reporting unit, a second test is completed comparing the implied fair value of the reporting unit’s goodwill to its carrying value to measure the amount of impairment.

Estimating the fair value of the Company’s reporting unit is a subjective process involving the use of estimates and judgments, particularly related to future cash flows of the reporting unit, discount rates (including market risk premiums) and market multiples. Material assumptions used in the valuation models include comparable public company price multiples used in the terminal value, future cash flows and the market risk premium component of the discount rate. The estimated fair value of the reporting unit is determined using a blend of two commonly used valuation techniques: the market approach and the income approach. The Company gives consideration to both valuation techniques, as either technique can be an indicator of value. For the market approach, valuations of the reporting unit were based on an analysis of relevant price multiples in market trades in companies with similar characteristics. For the income approach, estimated future cash flows (derived from internal forecasts and economic expectations) and terminal value (value at the end of the cash flow period, based on price multiples) were discounted. The discount rate was based on the imputed cost of equity capital.

The Company had no intangible assets with indefinite useful lives at December 31, 2012. Other identifiable intangible assets that are subject to amortization are amortized on an accelerated basis over the years expected to be benefited, which the Company believes is between eight and ten years. These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value to carrying value. Based on the Company’s annual goodwill impairment test as of September 30, 2012, management does not believe any of its goodwill is impaired as of December 31, 2012, because the fair value of the Company’s equity substantially exceeded its carrying value. While the Company believes no impairment existed at December 31, 2012, under accounting standards applicable at that date, different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation and financial condition or future results of operations.

Stock-Based Compensation—The Company accounts for stock-based employee compensation plans using the fair value-based method of accounting. The Company’s results of operations reflect compensation expense for all employee stock-based compensation, including the unvested portion of stock options granted prior to 2003. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of subjective assumptions including stock price volatility and employee turnover that are utilized to measure compensation expense.

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

Fair Values of Financial Instruments. The Company determines the fair market values of financial instruments based on the fair value hierarchy established which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value. Level 1 inputs include quoted market prices, where available. If such quoted market prices are not available Level 2 inputs are used. These inputs are based upon internally developed models that primarily use observable market-based parameters. Level 3 inputs are unobservable inputs which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

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

2012 versus 2011. Net interest income before the provision for credit losses for 2012, was $380.7 million compared with $326.7 million for 2011, an increase of $54.0 million or 16.5%. The increase in net interest income was primarily due to an increase in average interest-earning assets of $2.65 billion or 31.9% during 2012, and a decrease in the average rate paid on interest-bearing liabilities of 24 basis points. The increase in average earning assets was due to the four acquisitions completed during 2012. Interest income was $419.8 million in 2012, an increase of $47.9 million over 2011. Interest income on loans was $271.3 million for 2012, an increase of $57.1 million or 26.6% compared with 2011 due in part to an increase in average loans outstanding of $865.5 million. Additionally, during 2012 interest income on loans benefited from purchase accounting loan discount accretion of $26.4 million which partially offset the decrease in interest rates on the loan portfolio. The Company had remaining accretable discounts on purchased loans of $63.6 million outstanding at December 31, 2012. Interest income on securities was $148.4 million during 2012, a decrease of $9.2 million over 2011 due, in part, to an increase in the amortization of security premiums of $38.2 million for 2012 compared with 2011. Average interest-bearing liabilities increased $1.81 billion for 2012 compared to 2011 and average rate paid decreased from 0.72% to 0.48% for the same time period resulting in an overall decrease in interest expense of $6.1 million. During 2012, average noninterest bearing deposits increased $642.8 million from $1.80 billion during 2011 to $2.44 billion during 2012. This increase in low-cost noninterest bearing funds contributed to a decrease in total cost of funds to 0.37% during 2012 from 0.56% during 2011.

Net interest margin on a tax equivalent basis, defined as net interest income divided by average interest-earning assets, for 2012 was 3.53%, a decrease of 45 basis points compared with 3.98% for 2011.

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

	Years Ended December 31,
	2012			2011			2010
	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest Earning Assets:
Loans	$4,514,171	$271,324	6.01%	$3,648,701	$214,273	5.87%	$3,394,502	$209,711	6.18%
Investment securities	6,364,917	148,374	2.33%	4,625,833	157,580	3.41%	4,508,918	174,707	3.87%
Federal funds sold and other earning assets	68,900	144	0.21%	26,879	55	0.20%	48,944	119	0.24%

Total interest earning assets	10,947,988	419,842	3.83%	8,301,413	371,908	4.48%	7,952,364	384,537	4.84%

Allowance for credit losses	(51,770)			(51,871)			(52,151)
Non-interest earning assets	1,536,448			1,379,342			1,378,167

Total assets	$12,432,666			$9,628,884			$9,278,380

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,979,345	8,228	0.42%	$1,393,501	7,416	0.53%	$1,336,400	8,994	0.67%
Savings and money market accounts	3,174,256	10,600	0.33%	2,421,735	11,836	0.49%	2,189,695	15,159	0.69%
Certificates of deposit	2,152,382	15,658	0.73%	2,135,858	21,723	1.02%	2,438,968	37,356	1.53%
Junior subordinated debentures	85,055	2,593	3.05%	86,557	2,984	3.45%	92,265	3,250	3.52%
Securities sold under repurchase agreements	263,689	705	0.27%	68,049	369	0.54%	81,623	595	0.73%
Other borrowings	416,925	1,352	0.32%	152,716	912	0.60%	109,260	1,035	0.95%

Total interest-bearing liabilities	8,071,652	39,136	0.48%	6,258,416	45,240	0.72%	6,248,211	66,389	1.06%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	2,442,860			1,800,102			1,567,676
Other liabilities	73,820			56,617			56,334

Total liabilities	10,588,332			8,115,135			7,872,221
Shareholders’ equity	1,844,334			1,513,749			1,406,159

Total liabilities and shareholders’ equity	$12,432,666			$9,628,884			$9,278,380

Net interest rate spread			3.35%			3.76%			3.78%
Net interest income and margin(1)		$380,706	3.48%		$326,668	3.94%		$318,148	4.00%

Net interest income and margin (tax-equivalent basis)(2)		$386,671	3.53%		$330,282	3.98%		$321,049	4.04%

(1)	The net interest margin is equal to net interest income divided by average interest-earning assets.
(2)	In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35% for the years ended December 31, 2012, 2011 and 2010 and other applicable effective tax rates.

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

	Years Ended December 31,
	2012 vs. 2011			2011 vs. 2010
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$50,825	$6,226	$57,051	$15,704	$(11,142)	$4,562
Securities	59,242	(68,448)	(9,206)	4,530	(21,657)	(17,127)
Federal funds sold and other temporary investments	86	3	89	(54)	(10)	(64)

Total increase (decrease) in interest income	110,153	(62,219)	47,934	20,180	(32,809)	(12,629)

Interest-bearing liabilities:
Interest-bearing demand deposits	3,118	(2,306)	812	384	(1,962)	(1,578)
Savings and money market accounts	3,678	(4,914)	(1,236)	1,606	(4,929)	(3,323)
Certificates of deposit	168	(6,233)	(6,065)	(4,643)	(10,990)	(15,633)
Junior subordinated debentures	(52)	(339)	(391)	(201)	(65)	(266)
Securities sold under repurchase agreements	1,061	(725)	336	(99)	(127)	(226)
Other borrowings	1,578	(1,138)	440	412	(535)	(123)

Total increase (decrease) in interest expense	9,551	(15,655)	(6,104)	(2,541)	(18,608)	(21,149)

Increase (decrease) in net interest income	$100,602	$(46,564)	$54,038	$22,721	$(14,201)	$8,520

Provision for Credit Losses

The Company’s provision for credit losses is established through charges to income in the form of the provision in order to bring the Company’s allowance for credit losses to a level deemed appropriate by management based on the factors discussed under “Financial Condition—Allowance for Credit Losses.” The allowance for credit losses at December 31, 2012, was $52.6 million, representing 1.01% of outstanding loans as of such date. Loans acquired during 2012 were recorded at fair value based on a discounted cash flow valuation methodology that considers, among other things, projected default rates, loss given defaults and recovery rates with no carryover of any existing allowance for credit losses. The provision for credit losses for the year ended December 31, 2012 was $6.1 million compared with $5.2 million for the year ended December 31, 2011. Net charge-offs for each of the years ended December 31, 2012 and 2011 were $5.1 million and $5.2 million, respectively. The provision for credit losses and net charge-offs for the year ended December 31, 2010 were $13.6 million and $13.9 million, respectively.

Noninterest Income

The Company’s primary sources of recurring noninterest income are NSF fees, debit and ATM card income and service charges on deposit accounts. During 2012, the Company added certain lines of business including trust services, credit card, ISO sponsorship and mortgage lending operations with the acquisition of ASB on

July 1, 2012. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method. For the year ended December 31, 2012, noninterest income totaled $75.5 million, an increase of $19.5 million or 34.8% compared with 2011. This increase was primarily due to the four acquisitions completed during 2012. For the year ended December 31, 2011, noninterest income totaled $56.0 million, an increase of $2.2 million or 4.1% compared with $53.8 million in 2010. The increase was primarily due to an increase in debit card and ATM card income and a reduction in net losses on sale of other real estate, partially offset by a decrease in NSF fees.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Years Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Non-sufficient funds (NSF) fees	$29,113	$24,442	$27,580
Debit card and ATM card income	21,057	15,391	12,581
Service charges on deposit accounts	11,112	9,981	10,089
Banking related service fees	2,650	2,184	2,166
Trust	1,746	—	—
Mortgage	2,681	211	205
Bank Owned Life Insurance income (BOLI)	2,673	1,382	1,658
Net (losses) gains on sales of assets	(231)	377	402
Net losses on sale of other real estate	(457)	(904)	(4,262)
Net losses on sale of securities	—	(581)	—
Other	5,191	3,560	3,414

Total noninterest income	$75,535	$56,043	$53,833

Noninterest Expense

For the year ended December 31, 2012, noninterest expense totaled $198.5 million, an increase of $34.7 million or 21.2% compared with 2011. This increase was primarily related to the four acquisitions completed during 2012. The Company incurred $7.0 million of pre-tax merger related expenses during 2012. The merger related expenses are reflected on the Company’s income statement for the applicable periods and are reported primarily in the categories of salaries and benefits, data processing and professional fees. For the year ended December 31, 2011, noninterest expense totaled $163.7 million, a decrease of $2.8 million or 1.7% compared with $166.6 million for the same period in 2010. This decrease was principally due to reductions in FDIC assessments, reductions in ORE expenses and a decrease in core deposit intangibles amortization. These items and other changes in the various components of noninterest expense are discussed in more detail below.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Years Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Salaries and employee benefits(1)	$115,505	$92,057	$86,980
Non-staff expenses:
Net occupancy	16,475	14,634	15,153
Depreciation	8,923	8,150	8,313
Debit card, data processing and software amortization	9,445	6,823	6,222
Regulatory assessments and FDIC insurance	7,679	8,901	11,039
Property taxes	4,623	3,823	3,947
Core deposit intangibles amortization	7,229	7,780	9,016
Communications(2)	8,158	6,946	7,781
Other real estate	1,810	1,501	3,483
Professional fees	4,118	2,598	3,099
Printing and supplies	2,586	1,807	1,951
Other	11,906	8,725	9,610

Total noninterest expense	$198,457	$163,745	$166,594

(1)	Total salaries and employee benefits includes $3.6 million, $3.6 million and $3.0 million in 2012, 2011 and 2010, respectively, in stock-based compensation expense.
(2)	Communications expense includes telephone, data circuits, postage and courier expenses.

Salaries and Employee Benefits. Salaries and benefits were $115.5 million for the year ended December 31, 2012, an increase of $23.4 million compared to 2011. Salaries and benefits included additional merger related expenses of approximately $3.6 million during 2012. The remaining increase was primarily due to the four acquisitions completed during 2012 which resulted in an increase in employee FTE’s from 1,664 at December 31, 2011, to 2,266 at December 31, 2012. Salaries and employee benefits increased $5.1 million to $92.1 million at December 31, 2011, compared with $87.0 million at December 31, 2010, primarily due to the full year effect of the U.S. Bank and First Bank acquisitions and increases in incentive pay. The number of FTE’s employed by the Company decreased from 1,708 at December 31, 2010 to 1,664 at December 31, 2011. Total salaries and benefits for the year ended December 31, 2012 includes $3.6 million in stock-based compensation expense compared with $3.6 million and $3.0 million recorded for each of the years ended December 31, 2011 and 2010, respectively.

Debit Card, Data Processing and Software Amortization. Debit card, data processing and software amortization expenses were $9.4 million, $6.8 million and $6.2 million for the years ended December 31, 2012, 2011 and 2010, respectively. The increase of $2.6 million or 38.4% for 2012 compared to 2011 was due primarily to the addition of ASB on July 1, 2012 and merger related costs of approximately $800 thousand.

Regulatory Assessments and FDIC Insurance. Regulatory assessments and FDIC insurance assessments were $7.7 million for the year ended December 31, 2012, compared with $8.9 million and $11.0 million for the years ended December 31, 2011 and 2010, respectively. The sequential decrease in regulatory assessment fees for both 2012 and 2011 was due to a change in the assessment base used for determining fees. On February 7, 2011, the FDIC approved a final rule that amended its then existing DIF restoration plan and implemented certain provisions of the Dodd-Frank Act. Effective April 1, 2011, the assessment base is determined using average consolidated total assets minus average tangible equity rather than the previous assessment base of adjusted domestic deposits and the assessments rates were lowered to account for the larger assessment base. Additional information is discussed under the section captioned “Supervision and Regulation—The Bank—Deposit Insurance Assessments” in Part I, Item 1 of this Annual Report on Form 10-K.

Property Taxes. Property taxes increased $800 thousand or 20.91% for the year ended December 31, 2012 compared to 2011. This increase is due primarily to the four acquisitions completed during 2012 that increased the number of banking centers from 175 at December 31, 2011 to 213 at December 31, 2012. Property taxes decreased slightly from $3.9 million for the year ended December 31, 2010 to $3.8 million for 2011.

Core Deposit Intangibles Amortization. Core deposit intangibles (“CDI”) amortization decreased $551 thousand from $7.8 million for the year ended December 31, 2011 to $7.2 million for the year ended December 31, 2012, and decreased $1.2 million or 13.7% from $9.0 million for the year ended December 31, 2010. The decrease in CDI for both periods was primarily attributed to certain CDI that fully amortized in 2011. The decrease in 2012 was partially offset by the addition of ASB in July 2012. Core deposit intangibles are being amortized on an accelerated basis over an estimated life of eight to ten years.

Other Real Estate. Other real estate expense increased $309 thousand or 20.5% from $1.5 million for the year ended December 31, 2011 to $1.8 million for the year ended December 31, 2012. The increase in other real estate expenses was due to increased other real estate carrying costs. Other real estate expense decreased $2.0 million or 56.9% from $3.5 million for the year ended December 31, 2010 to $1.5 million for the year ended December 31, 2011. The decrease was primarily due to reduced ORE property recorded by the Company.

Professional Fees. Professional fees were $4.1 million for the year ended December 31, 2012, an increase of $1.5 million or 58.5% compared to the year ended December 31, 2011. This increase was primarily due to merger related expenses of approximately $1.5 million incurred during 2012. Professional fees for the year ended December 31, 2011, decreased $501 thousand or 16.2% compared to the year ended December 31, 2010.

Efficiency Ratio. The efficiency ratio is a supplemental financial measure utilized in management’s internal evaluation of the Company and is not defined under generally accepted accounting principles. The efficiency ratio is calculated by dividing total noninterest expense, excluding credit loss provisions and impairment write-down on available for sale securities, by net interest income plus noninterest income, excluding net gains and losses on the sale of securities and on the sale of assets. Taxes are not part of this calculation. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources. The Company’s efficiency ratio was 43.48% for the year ended December 31, 2012, compared with 42.76% for the year ended December 31, 2011. The efficiency ratio for 2012 was impacted by merger-related expenses of $7.0 million. The Company’s efficiency ratio was 44.83% for the year ended December 31, 2010.

Income Taxes

The amount of federal income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income, and the amount of other nondeductible expenses. For the year ended December 31, 2012, income tax expense was $83.8 million compared with $72.0 million for the year ended December 31, 2011 and $64.1 million for the year ended December 31, 2010. The increases were primarily attributable to higher pretax net earnings. The effective tax rate for the years ended December 31, 2012, 2011 and 2010 was 33.3%, 33.7% and 33.4%, respectively. The effective income tax rates differed from the U.S. statutory rate of 35% during the comparable periods primarily due to the effect of tax-exempt income from loans and securities.

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

Financial Condition

Loan Portfolio

At December 31, 2012, total loans were $5.18 billion, an increase of $1.41 billion or 37.5% compared with $3.77 billion at December 31, 2011. Loans at December 31, 2012, included $10.4 million of loans held for sale and consisted of residential mortgage loans that were acquired as part of the acquisition of ASB in 2012. As reflected in the table below, loan growth was also impacted by the acquisition of Texas Bankers, Inc., The Bank Arlington, ASB and Community National Bank. Excluding loans acquired in these acquisitions and new production at the acquired banking centers since their respective acquisition dates, loans held for investment grew approximately $234.9 million, or 6.2%. The table below provides details of loans acquired (including new production since the respective acquisition date) as of December 31, 2012 (dollars in thousands):

Loans acquired (including new production since respective acquisition dates):
Texas Bankers, Inc.	$23,803
The Bank Arlington	23,308
ASB	1,068,077
Community National Bank	63,940
All other	4,000,812

Total loans	$5,179,940

At December 31, 2011, total loans were $3.77 billion, an increase of $280.9 million or 8.1% compared with $3.49 billion at December 31, 2010. The increase was due to internal growth. At December 31, 2012, total loans were 44.5% of deposits and 35.5% of total assets. At December 31, 2011, total loans were 46.7% of deposits and 38.3% of total assets.

The following table summarizes the Company’s loan portfolio by type of loan as of the dates indicated:

	December 31,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$771,114	14.9%	$406,433	10.8%	$409,426	11.7%	$392,975	11.6%	$482,476	13.5%
Real estate:
Construction and land development	550,768	10.6%	482,140	12.8%	502,327	14.4%	557,245	16.5%	666,081	18.7%
1-4 family residential	1,255,765	24.2%	1,007,266	26.7%	824,057	23.7%	709,101	21.0%	668,097	18.7%
Home equity	186,801	3.6%	146,999	3.9%	118,781	3.4%	117,661	3.5%	107,048	3.0%
Commercial(1)	1,854,057	35.9%	1,351,986	35.9%	1,288,023	37.0%	1,261,267	37.4%	1,268,340	35.6%
Farmland	211,156	4.1%	136,008	3.6%	98,871	2.8%	93,288	2.8%	96,970	2.7%
Multifamily residential	136,585	2.6%	89,240	2.4%	82,626	2.4%	77,952	2.3%	75,063	2.1%
Agriculture	74,481	1.4%	34,226	0.9%	41,881	1.2%	42,241	1.3%	48,679	1.3%
Consumer (net of unearned discount)	103,725	2.0%	78,187	2.1%	87,977	2.5%	102,436	3.0%	137,639	3.9%
Other	35,488	0.7%	33,421	0.9%	31,054	0.9%	22,537	0.6%	16,664	0.5%

Total loans(2)(3)	$5,179,940	100.0%	$3,765,906	100.0%	$3,485,023	100.0%	$3,376,703	100.0%	$3,567,057	100.0%

(1)	Commercial real estate loans include approximately $1.053 billion and $602.8 million of owner-occupied loans for the years ended December 31, 2012 and 2011, respectively.
(2)	Includes loans held for sale in 2012 and 2008.
(3)	Includes net of accretable discounts on acquired loans of $63.6 million at December 31, 2012.

The Company’s commercial real estate loans increased from $1.35 billion at December 31, 2011, to $1.85 billion at December 31, 2012, an increase of $502.1 million or 37.1%. This increase was primarily related to the four acquisitions previously discussed. The Company’s commercial real estate loans increased from $1.29 billion at December 31, 2010 to $1.35 billion at December 31, 2011, an increase of $64.0 million or 5.0%. The Company offers a variety of commercial lending products including term loans and lines of credit. The Company offers a broad range of short to medium-term commercial loans, primarily collateralized, to businesses for working capital (including inventory and receivables), business expansion (including acquisitions of real estate and improvements) and the purchase of equipment and machinery. Historically, the Company has originated loans for its own account and has not securitized its loans. The purpose of a particular loan generally determines its structure. All loans in the 1-4 family residential category were originated by the Company.

All loans over $500 thousand and below $2.5 million are evaluated and acted upon on a daily basis by two of the eight company-wide loan concurrence officers. All loans above $2.5 million are evaluated and acted upon by an officers’ loan committee which meets weekly. In addition to the officers’ loan committee evaluation, loans from $15.0 million to $25.0 million are evaluated and acted upon by the directors’ loan committee which consists of three directors of the Bank and meets as necessary. Loans over $25.0 million are evaluated and acted upon by the Bank’s Board of Directors either at a regularly scheduled monthly board meeting or by teleconference or written consent.

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

1-4 Family Residential Loans. The Company’s lending activities also includes the origination of 1-4 family residential mortgage loans collateralized by owner-occupied residential properties located in the Company’s market areas. The Company offers a variety of mortgage loan products which generally are amortized over five to 25 years. Loans collateralized by 1-4 family residential real estate generally have been originated in amounts of no more than 89% of appraised value or have mortgage insurance. The Company requires mortgage title insurance and hazard insurance. Other than with respect to mortgage banking activities acquired in the ASB acquisition, the Company has elected to keep all 1-4 family residential loans for its own account rather than selling such loans into the secondary market. By doing so, the Company is able to realize a higher yield on these loans; however, the Company also incurs interest rate risk as well as the risks associated with nonpayments on such loans.

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

The contractual maturity ranges of the 1-4 family residential, home equity, commercial and industrial, commercial real estate, construction and land development and agriculture portfolios and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of December 31, 2012 are summarized in the following table. Contractual maturities are based on contractual amounts outstanding and do not include loan purchase discounts of $79.9 million or loans held for sale of $10.4 million at December 31, 2012:

	One Year or Less	After One Through Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial and industrial	$292,241	$304,785	$190,994	$788,020
Real estate:
Construction and land development	137,931	65,535	349,768	553,234
1-4 family residential and home equity	21,418	106,056	1,305,520	1,432,994
Commercial	85,272	338,642	1,619,353	2,043,267
Agriculture and farmland	58,007	66,315	168,184	292,506
Consumer and other	54,524	73,341	11,563	139,428

Total	$649,393	$954,674	$3,645,382	$5,249,449

Loans with a predetermined interest rate	$226,903	$454,651	$1,756,732	$2,438,286
Loans with a floating interest rate	422,490	500,023	1,888,650	2,811,163

Total	$649,393	$954,674	$3,645,382	$5,249,449

Nonperforming Assets

Nonperforming assets include loans on nonaccrual status, accruing loans 90 days past due or more, and real estate which has been acquired through foreclosure and is awaiting disposition. Nonperforming assets do not include purchased loans that were identified upon acquisition as having experienced credit deterioration since origination (“purchased credit impaired loans” or“PCI”).

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

The Company’s conservative lending approach has resulted in sound asset quality. The Company had $13.0 million in nonperforming assets at December 31, 2012 compared with $12.1 million at December 31, 2011 and $15.8 million at December 31, 2010. The nonperforming assets at December 31, 2012 consisted of one hundred sixteen (116) separate credits or ORE properties. If interest on nonaccrual loans had been accrued under the original loan terms, approximately $270 thousand, $253 thousand and $701 thousand would have been recorded as income for the years ended December 31, 2012, 2011 and 2010, respectively.

The following table presents information regarding past due loans and nonperforming assets at the dates indicated:

	December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Nonaccrual loans	$5,382	$3,578	$4,439	$6,079	$2,142
Accruing loans 90 or more days past due	331	—	189	2,332	7,594

Total nonperforming loans	5,713	3,578	4,628	8,411	9,736
Repossessed assets	68	146	161	116	182
Other real estate	7,234	8,328	11,053	7,829	4,450

Total nonperforming assets	$13,015	$12,052	$15,842	$16,356	$14,368

Nonperforming assets to total loans and other real estate	0.25%	0.32%	0.45%	0.48%	0.40%

Allowance for Credit Losses

The following table presents, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Average loans outstanding	$4,514,171	$3,648,701	$3,394,502	$3,455,761	$3,250,447

Gross loans outstanding at end of period	$5,179,940	$3,765,906	$3,485,023	$3,376,703	$3,567,057

Allowance for credit losses at beginning of period	$51,594	$51,584	$51,863	$36,970	$32,543
Balance acquired with acquisitions	—	—	—	—	2,182
Provision for credit losses	6,100	5,200	13,585	28,775	9,867
Charge-offs:
Commercial and industrial	(674)	(1,694)	(2,863)	(3,816)	(2,799)
Real estate and agriculture	(4,337)	(3,927)	(10,549)	(8,585)	(3,650)
Consumer	(2,885)	(1,229)	(2,071)	(2,998)	(2,733)
Recoveries:
Commercial and industrial	815	481	346	275	308
Real estate and agriculture	342	472	444	236	220
Consumer	1,609	707	829	1,006	1,032

Net charge-offs	(5,130)	(5,190)	(13,864)	(13,882)	(7,622)

Allowance for credit losses at end of period	$52,564	$51,594	$51,584	$51,863	$36,970

Ratio of allowance to end of period loans	1.01%	1.37%	1.48%	1.54%	1.04%
Ratio of net charge-offs to average loans	0.11%	0.14%	0.41%	0.40%	0.23%
Ratio of allowance to end of period nonperforming loans	920.1%	1442.0%	1114.6%	616.6%	379.7%

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

In setting the specific valuation allowance, the Company follows a loan review program to evaluate the credit risk in the loan portfolio and assigns risk grades to each loan. Through this loan review process, the Company maintains an internal list of impaired loans which, along with the delinquency list of loans, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for credit losses. All loans that have been identified as impaired are reviewed on a quarterly basis in order to determine whether a specific reserve is required. For certain impaired loans, the Company allocates a specific loan loss reserve primarily based on the value of the collateral securing the impaired loan. The specific reserves are determined on an individual loan basis. Loans for which specific reserves are provided are excluded from the general valuation allowance described below.

In determining the amount of the general valuation allowance, management considers factors such as historical loan loss experience, industry diversification of the Company’s commercial loan portfolio, concentration risk of specific loan types, the volume, growth and composition of the Company’s loan portfolio, current economic conditions that may affect the borrower’s ability to pay and the value of collateral, the evaluation of the Company’s loan portfolio through its internal loan review process, general economic conditions and other qualitative risk factors both internal and external to the Company and other relevant factors. Based on a review of these factors for each loan type, the Company applies an estimated percentage to the outstanding balance of each loan type, excluding any loan that has a specific reserve allocated to it. The Company uses this information to establish the amount of the general valuation allowance.

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

Loans acquired during 2012 were initially recorded at fair value, which included an estimate of credit losses expected to be realized over the remaining lives of the loans, and therefore no corresponding allowance for loan losses was recorded for these loans at acquisition. Methods utilized to estimate the required allowance for loan losses for acquired loans not deemed credit-impaired at acquisition are similar to originated loans; however, the estimate of loss is based on the unpaid principal balance less the remaining purchase discount.

At December 31, 2012, the allowance for credit losses totaled $52.6 million, or 1.01% of total loans. At December 31, 2011, the allowance aggregated $51.6 million or 1.37% of total loans and at December 31, 2010, the allowance was $51.6 million or 1.48% of total loans. The allowance for loans losses as a percentage of total loans decreased 36 basis points at December 31, 2012 compared to December 31, 2011, due to acquired loans. At December 31, 2012, no allowance was required for acquired loans not deemed credit-impaired and $56.2 million of purchase discounts remained. Purchased credit impaired (PCI) loans are not considered nonperforming loans. PCI loans had $23.8 million of purchase discounts outstanding at December 31, 2012 of which $7.5 million is considered accretable. No impairment charges or related allowances were required in 2012 for acquired PCI loans.

The following tables show the allocation of the allowance for credit losses among various categories of loans and certain other information as of the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any loan category.

	December 31,
	2012		2011		2010		2009		2008
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars in thousands)
Balance of allowance for credit losses applicable to:
Commercial and industrial	$5,777	14.9%	$3,826	10.8%	$3,891	11.6%	$5,107	11.6%	$6,159	13.5%
Real estate	45,458	77.0%	46,587	85.3%	46,446	83.4%	44,799	83.4%	27,953	80.8%
Agriculture	764	5.5%	123	0.9%	92	1.3%	221	1.3%	313	1.3%
Consumer and other	565	2.7%	1,058	3.0%	1,155	3.7%	1,736	3.7%	2,545	4.4%

Total allowance for credit losses	$52,564	100.0%	$51,594	100.0%	$51,584	100.0%	$51,863	100.0%	$36,970	100.0%

The Company believes that the allowance for credit losses at December 31, 2012, is adequate to cover estimated losses in the loan portfolio as of such date. There can be no assurance, however, that the Company will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at December 31, 2012.

Securities

The Company uses its securities portfolio to manage interest rate risk and as a source of income and liquidity for cash requirements. At December 31, 2012, the carrying amount of investment securities totaled $7.44 billion, an increase of $2.78 billion or 59.7% compared with $4.66 billion at December 31, 2011. At December 31, 2012, securities represented 51.0% of total assets compared with 47.4% of total assets at December 31, 2011. The increase in the securities portfolio during 2012 was due to the four acquisitions completed during the year.

At the date of purchase, the Company is required to classify debt and equity securities into one of three categories: held to maturity, trading or available for sale. At each reporting date, the appropriateness of the classification is reassessed. Investments in debt securities are classified as held to maturity and measured at amortized cost in the financial statements only if management has the positive intent and ability to hold those securities to maturity. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and measured at fair value in the financial statements with unrealized gains and losses included in earnings. Investments not classified as either held to maturity or trading are classified as available for sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, in a separate component of shareholders’ equity until realized.

The following table summarizes the carrying value by classification of securities as of the dates shown:

	December 31,
	2012		2011		2010
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$34,743	$36,434	$37,060	$39,076	$39,637	$40,514
Collateralized mortgage obligations	616	604	786	765	967	943
Mortgage-backed securities	168,701	180,416	254,965	273,206	349,170	369,545
Qualified Zone Academy Bond	—	—	—	—	8,000	8,326
Other securities	8,786	9,216	8,778	9,269	8,772	9,225

Total	$212,846	$226,670	$301,589	$322,316	$406,546	$428,553

Held to Maturity
U.S. Treasury securities and obligations of U.S. government agencies	$7,061	$7,221	$8,696	$9,151	$10,996	$11,785
States and political subdivisions	391,510	398,230	37,914	38,912	36,394	35,878
Corporate debt securities	1,500	1,528	1,500	1,614	1,500	1,676
Collateralized mortgage obligations	125,912	128,166	281,778	286,637	443,859	450,702
Mortgage-backed securities	6,676,512	6,868,201	3,993,832	4,141,732	3,682,914	3,797,541
Qualified School Construction Bonds (QSCB)	12,900	15,349	12,900	14,942	12,900	13,225

Total	$7,215,395	$7,418,695	$4,336,620	$4,492,988	$4,188,563	$4,310,807

Certain investment securities are valued at less than their historical cost. Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.

In determining OTTI, management considers many factors, including: (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, (iii) whether the market decline was affected by macroeconomic conditions and (iv) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

Management does not intend to sell any debt securities or more likely than not will not be required to sell any debt securities before their anticipated recovery, at which time the Company will receive full value for the securities. Furthermore, as of December 31, 2012, management does not have the intent to sell any of the securities classified as available for sale and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. As of December 31, 2012, management believes any impairment in the Company’s securities are temporary and no impairment loss has been realized in the Company’s consolidated income statement. The Company recorded no other-than-temporary impairment charges in 2010, 2011 or 2012.

The following table summarizes the contractual maturity of securities and their weighted average yields as of December 31, 2012. The contractual maturity of a mortgage-backed security is the date at which the last underlying mortgage matures. Available for sale securities are shown at fair value and held to maturity securities are shown at amortized cost. Other securities are included in the corporate debt securities category. For purposes of the table below, tax-exempt states and political subdivisions are calculated on a tax equivalent basis.

	December 31, 2012
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$4,250	4.66%	$2,811	1.23%	$—	—	$—	—	$7,061	3.29%
States and political subdivisions	22,754	2.92%	123,791	2.10%	180,088	3.25%	101,311	4.13%	427,944	3.11%
Corporate debt securities and other	10,716	2.43%	—	—	—	—	—	—	10,716	2.43%
Collateralized mortgage obligations	—	—	510	3.91%	41,814	3.41%	84,192	3.15%	126,516	3.24%
Mortgage-backed securities	7,521	3.73%	64,639	4.39%	2,046,646	3.33%	4,738,122	1.97%	6,856,928	2.40%
Qualified School Construction Bonds (QSCB)	—	—	—	—	—	—	12,900	1.58%	12,900	1.58%

Total	$45,241	3.10%	$191,751	2.86%	$2,268,548	3.33%	$4,936,525	3.33%	$7,442,065	2.45%

The contractual maturity of mortgage-backed securities and collateralized mortgage obligations is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities monthly pay downs cause the average lives of the securities to be much different than their stated lives. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and consequently, the average life of this security will be lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security. The weighted average life of the Company’s complete portfolio is 2.88 years with an effective duration of 2.99 years at December 31, 2012.

At December 31, 2012 and 2011, the Company did not own securities of any one issuer (other than the U.S. government and its agencies) for which aggregate adjusted cost exceeded 10% of the consolidated shareholders’ equity at such respective dates.

The average tax equivalent yield of the securities portfolio was 2.45% in 2012 compared with 3.41% in 2011 and 3.87% in 2010. The average yield excluding the tax equivalent adjustment was 2.33% for the year ended December 31, 2012. Both decreases in yields were primarily due to the Company reinvesting funds at lower rates in 2012 and 2011 compared to 2011 and 2010, respectively. The overall non-acquisition growth in the average securities portfolio over the comparable periods was primarily funded by deposit growth.

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

Unlike U.S. Treasury and U.S. government agency securities, which have a lump sum payment at maturity, mortgage-backed securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. Premiums and discounts on mortgage-backed securities are amortized over the expected life of the security and may be impacted by prepayments. As such, mortgage-backed securities which are purchased at a premium will generally suffer decreasing net yields as interest rates drop because home owners tend to refinance their mortgages resulting in prepayments and an acceleration of premium amortization. Securities purchased at a discount will obtain higher net yields in a decreasing interest rate environment as prepayments result in a acceleration of discount accretion. At December 31, 2012, 69.1% of the mortgage-backed securities held by the Company had contractual final maturities of more than ten years with a weighted average life of 3.17 years.

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

Total deposits at December 31, 2012, were $11.64 billion, an increase of $3.58 billion or 44.4% compared with $8.06 billion at December 31, 2011 due primarily to the four acquisitions completed during 2012. The Company added approximately $2.76 billion in deposits as of December 31, 2012 with these acquisitions. Excluding these acquisitions, deposits increased approximately 10.1% for the year ended December 31, 2012, compared to their level at December 31, 2011. Total deposits at December 31, 2011, were $8.06 billion, an increase of $605.3 million or 8.1% compared with $7.46 billion at December 31, 2010. Noninterest-bearing deposits at December 31, 2012, were $3.02 billion compared with $1.97 billion at December 31, 2011, an increase of $1.04 billion or 52.9%. Noninterest-bearing deposits at December 31, 2011, were $1.97 billion compared with $1.67 billion at December 31, 2010, an increase of $299.0 million or 17.9%. Interest-bearing deposits at December 31, 2012, were $8.63 billion, up $2.54 billion or 41.7% compared with $6.09 billion at December 31, 2011. Interest-bearing deposits at December 31, 2011, were $6.09 billion, up $306.3 million or 5.3% compared with $5.78 billion at December 31, 2010.

The daily average balances and weighted average rates paid on deposits for each of the years ended December 31, 2012, 2011 and 2010 are presented below:

	Years Ended December 31,
	2012		2011		2010
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Interest-bearing checking	$1,979,345	0.42%	$1,393,501	0.53%	$1,336,400	0.67%
Regular savings	907,766	0.22%	472,983	0.32%	377,456	0.46%
Money market savings	2,266,490	0.38%	1,948,752	0.53%	1,812,239	0.74%
Time deposits	2,152,382	0.73%	2,135,858	1.02%	2,438,968	1.53%

Total interest-bearing deposits	7,305,983	0.47%	5,951,094	0.69%	5,965,063	1.03%
Noninterest-bearing deposits	2,442,860	—	1,800,102	—	1,567,676	—

Total deposits	$9,748,843	0.35%	$7,751,196	0.53%	$7,532,739	0.82%

The Company’s ratio of average noninterest-bearing deposits to average total deposits for the years ended December 31, 2012, 2011, and 2010 was 20.3%, 23.2%, and 20.8%, respectively.

The following table sets forth the amount of the Company’s certificates of deposit that are $100,000 or greater by time remaining until maturity (dollars in thousands):

Three months or less	$323,408
Over three through six months.	672,438
Over six through 12 months	186,720
Over 12 months	77,877

Total	$1,260,443

Other Borrowings

The Company utilizes borrowings to supplement deposits to fund its lending and investment activities. Borrowings consist of funds from the Federal Home Loan Bank (“FHLB”) and securities sold under repurchase agreements.

The following table presents the Company’s borrowings at December 31, 2012 and 2011:

	FHLB Advances	FHLB Long-Term Notes Payable	Securities Sold Under Repurchase Agreements
	(Dollars in thousands)
December 31, 2012
Amount outstanding at year-end	$245,000	$11,753	$454,502
Weighted average interest rate at year-end	0.17%	5.22%	0.27%
Maximum month-end balance during the year	870,000	12,790	478,293
Average balance outstanding during the year	404,628	12,297	263,689
Weighted average interest rate during the year	0.19%	4.86%	0.27%
December 31, 2011
Amount outstanding at year-end	$—	$12,790	$54,883
Weighted average interest rate at year-end	0.00%	4.40%	0.54%
Maximum month-end balance during the year	252,000	14,347	102,104
Average balance outstanding during the year	138,886	13,830	68,049
Weighted average interest rate during the year	0.18%	4.83%	0.54%

FHLB advances and long-term notes payable—The Company has an available line of credit with the FHLB of Dallas, which allows the Company to borrow on a collateralized basis. FHLB advances are considered short-term, overnight borrowings and used to manage liquidity as needed. Additionally, the Company utilizes long-term FHLB notes. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At December 31, 2012, the Company had total funds of $3.71 billion available under this agreement of which a total amount of $256.8 million was outstanding at December 31, 2012. At December 31, 2012, short-term overnight FHLB advances of $245.0 million were outstanding, at a rate of 0.17%. Long-term notes payable were $11.8 million at December 31, 2012, with an average interest rate of 5.22%. The maturity dates on the FHLB notes payable range from the years 2013 to 2028 and have interest rates ranging from 4.08% to 6.10%.

Securities sold under repurchase agreements— At December 31, 2012, the Company had $454.5 million in securities sold under repurchase agreements compared with $54.9 million at December 31, 2011 with weighted average rates paid of 0.27% and 0.54% for years ended December 31, 2012 and 2011, respectively. Repurchase agreements with banking customers are generally settled on the following business day. Approximately, $23.5 million of repurchase agreements outstanding at December 31, 2012, have maturity dates ranging from one to sixteen months. All securities sold under agreements to repurchase are collateralized by certain pledged securities.

Junior Subordinated Debentures

At both December 31, 2012 and 2011, the Company had outstanding $85.1 million in junior subordinated debentures issued to the Company’s unconsolidated subsidiary trusts. On March 7, 2011, the Company redeemed $7.2 million in junior subordinated debentures held by TXUI Statutory Trust I that bore a fixed interest rate of 10.60%. A penalty of $383 thousand was incurred in connection with the payoff and recorded as interest expense.

A summary of pertinent information related to the Company’s seven issues of junior subordinated debentures outstanding at December 31, 2012 is set forth in the table below (dollars in thousands):

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate(1)	Junior Subordinated Debt Owed to Trusts	Maturity Date(2)
Prosperity Statutory Trust II	July 31, 2001	$15,000	3 month LIBOR + 3.58%, not to exceed 12.50%	$15,464	July 31, 2031

Prosperity Statutory Trust III	Aug. 15, 2003	12,500	3 month LIBOR + 3.00%	12,887	Sept. 17, 2033

Prosperity Statutory Trust IV	Dec. 30, 2003	12,500	3 month LIBOR + 2.85%	12,887	Dec. 30, 2033

SNB Capital Trust IV	Sept. 25, 2003	10,000	3 month LIBOR + 3.00%	10,310	Sept. 25, 2033

TXUI Statutory Trust II	Dec. 19, 2003	5,000	3 month LIBOR + 2.85%	5,155	Dec. 19, 2033

TXUI Statutory Trust III	Nov. 30, 2005	15,500	3 month LIBOR + 1.39%	15,980	Dec. 15, 2035

TXUI Statutory Trust IV	Mar. 31, 2006	12,000	3 month LIBOR + 1.39%	12,372	June 30, 2036

				$85,055

(1)	The 3-month LIBOR in effect as of December 31, 2012 was 0.306%.
(2)	All debentures are callable five years from issuance date.

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

The following table sets forth the Company’s interest rate sensitivity analysis at December 31, 2012:

	Volumes Subject to Repricing Within
	0-30 days	31-180 days	181-365 days	After 1 Year	Total
	(dollars in thousands)
Interest-earning assets:
Securities (gross of unrealized gain of $13.8 million)	$207,249	$977,125	$987,294	$5,256,573	$7,428,241
Loans (excludes loan purchase discounts of $79.9 million)	1,528,396	410,415	425,799	2,895,274	5,259,884
Federal funds sold and other earning assets	34,310	—	—	—	34,310

Total interest-earning assets	$1,769,955	$1,387,540	$1,413,093	$8,151,847	$12,722,435

Interest-bearing liabilities:
Demand, money market and savings deposits	$6,282,337	$—	$—	$—	$6,282,337
Certificates of deposit and other time deposits	223,620	965,490	686,060	468,132	2,343,302
Junior subordinated debentures	85,055	—	—	—	85,055
Securities sold under repurchase agreements	434,534	13,834	4,634	1,500	454,502
FHLB advances and notes payable	245,228	447	528	10,550	256,753

Total interest-bearing liabilities	$7,270,774	$979,771	$691,222	$480,182	$9,421,949

Period GAP	(5,500,819)	407,769	721,871	7,671,665	3,300,486
Cumulative GAP	(5,500,819)	(5,093,050)	(4,371,179)	3,300,486
Period GAP to total assets	(37.72)%	2.80%	4.95%	52.60%
Cumulative GAP to total assets	(37.72)%	(34.92)%	(29.97)%	22.63%

While the GAP position is a useful tool in measuring interest rate risk and contributes toward effective asset and liability management, it is difficult to predict the effect of changing interest rates solely on that measure, without accounting for alterations in the maturity or repricing characteristics of the balance sheet that occur during changes in market interest rates. For example, the GAP position reflects only the prepayment assumptions pertaining to the current rate environment. Assets tend to prepay more rapidly during periods of declining interest rates than during periods of rising interest rates. Because of this and other risk factors not contemplated by the

GAP position, an institution could have a matched GAP position in the current rate environment and still have its net interest income exposed to increased rate risk. Additionally, the Company had $3.02 billion in noninterest-bearing deposits at December 31, 2012 that are not reflected in the table above and are not directly impacted by interest rate changes.

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

The Company utilizes static balance sheet rate shocks to estimate the potential impact on net interest income of changes in interest rates under various rate scenarios. This analysis estimates a percentage of change in the metric from the stable rate base scenario versus alternative scenarios of rising and falling market interest rates by instantaneously shocking a static balance sheet. The following table summarizes the simulated change in net interest income over a 12-month horizon as of December 31, 2012:

Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income
+200	6.3%
+100	6.4%
Base	—
-100	(14.5)%

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

Liquidity

Liquidity involves the Company’s ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate the Company on an ongoing basis and manage unexpected events. During 2011 and 2012, the Company’s liquidity needs have primarily been met by growth in core deposits, security and loan maturities and amortizing investment and loan portfolios. Although access to purchased funds from correspondent banks and overnight advances from the Federal Home Loan Bank-Dallas are available and have been utilized on occasion to take advantage of investment opportunities, the Company does not generally rely on these external funding sources.

The following table illustrates, during the years presented, the mix of the Company’s funding sources and the average assets in which those funds are invested as a percentage of the Company’s average total assets for the period indicated. Average assets totaled $12.43 billion for 2012 compared to $9.63 billion for 2011.

	2012	2011
Source of Funds:
Deposits:
Noninterest-bearing	19.65%	18.69%
Interest-bearing	58.77%	61.80%
Junior subordinated debentures	0.68%	0.90%
Securities sold under repurchase agreements	2.12%	0.71%
Other borrowings	3.35%	1.59%
Other noninterest-bearing liabilities	0.59%	0.59%
Shareholders’ equity	14.84%	15.72%

Total	100.00%	100.00%

Uses of Funds:
Loans	36.31%	37.89%
Securities	51.20%	48.04%
Federal funds sold and other interest-earning assets	0.55%	0.28%
Other noninterest-earning assets	11.94%	13.79%

Total	100.00%	100.00%

Average noninterest-bearing deposits to total average deposits	25.06%	23.22%
Average loans to average deposits	46.30%	47.07%

The Company’s largest source of funds is deposits and its largest uses of funds are securities and loans. The Company does not expect a change in the source or use of its funds in the foreseeable future. The Company’s average loans increased 37.6% for the year ended December 31, 2012 compared with the year ended December 31, 2011. The Company predominantly invests excess deposits in government backed securities until the funds are needed to fund loan growth. The Company’s securities portfolio has a weighted average life of 2.88 years and an effective duration of 2.99 years at December 31, 2012.

As of December 31, 2012, the Company had outstanding $942.6 million in commitments to extend credit and $28.7 million in commitments associated with outstanding standby letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of December 31, 2012, the Company had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

As of December 31, 2012, the Company had cash and cash equivalents of $326.3 million compared with $213.4 million at December 31, 2011. The increase was primarily due to the four acquisitions completed during 2012.

Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of December 31, 2012 (other than deposit obligations and securities sold repurchase agreements). The Company’s future cash payments associated with its contractual obligations pursuant to its junior subordinated debentures, FHLB notes payable and operating leases as of December 31, 2012 are summarized below. Payments for junior subordinated debentures include interest of $48.9 million that will be paid over the future periods. The future interest payments were calculated using the current rate in effect at December 31, 2012. The current principal balance of the junior subordinated debentures at December 31, 2012 was $85.1 million. Payments for FHLB notes payable include interest of $2.8 million that will be paid over the future periods. Payments related to leases are based on actual payments specified in underlying contracts.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Junior subordinated debentures	$2,355	$4,711	$4,711	$122,140	$133,917
Federal Home Loan Bank notes payable	246,527	3,836	2,312	6,898	259,573
Operating leases	4,784	6,271	2,279	380	13,714

Total	$253,666	$14,818	$9,302	$129,418	$407,204

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

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit expiring by period as of December 31, 2012 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$24,075	$4,554	$70	$—	$28,699
Commitments to extend credit	484,713	123,483	65,848	268,580	942,624

Total	$508,788	$128,037	$65,918	$268,580	$971,323

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

Total shareholders’ equity increased to $2.09 billion at December 31, 2012, compared with $1.57 billion at December 31, 2011, an increase of $522.1 million or 33.3%. This increase was primarily the result of net income of $167.9 million and common stock issued in connection with acquisitions of $393.1 million, partially offset by dividends paid on the common stock of $41.5 million.

The following table provides a comparison of the Company’s and the Bank’s leverage and risk-weighted capital ratios as of December 31, 2012 to the minimum and well-capitalized regulatory standards:

	Minimum Required for Capital Adequacy Purposes		To Be Categorized as Well-Capitalized Under Prompt Corrective Action Provisions	Actual Ratio at December 31, 2012
The Company
Leverage ratio	3.00	%(1)	N/A	7.10%
Tier 1 risk-based capital ratio	4.00		N/A	14.40
Total risk-based capital ratio	8.00		N/A	15.22
The Bank
Leverage ratio	3.00	%(2)	5.00%	6.99%
Tier 1 risk-based capital ratio	4.00		6.00	14.19
Total risk-based capital ratio	8.00		10.00	15.01

(1)	The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.
(2)	The FDIC may require the Bank to maintain a leverage ratio above the required minimum.

As of December 31, 2012, all trust preferred securities were counted as Tier 1 capital. Under the Dodd-Frank Act, the Company must deduct all trust preferred securities issued on or after May 19, 2010 from the Company’s Tier 1 capital; however, bank holding companies that had less than $15.0 billion in total consolidated assets as of December 31, 2009, such as the Company, are not required to deduct existing trust preferred securities issued prior to May 19, 2010 from Tier 1 capital.

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

The financial statements, the report thereon, the notes thereto and supplementary data commence at page 76 of this Annual Report on Form 10-K.

The following table presents certain unaudited consolidated quarterly financial information concerning the Company’s results of operations for each of the two years indicated below. The information should be read in conjunction with the historical consolidated financial statements of the Company and the notes thereto appearing elsewhere in this Annual Report on Form 10-K.

CONSOLIDATED QUARTERLY FINANCIAL DATA OF THE COMPANY

	Quarter Ended 2012
	December 31	September 30	June 30	March 31
	(Dollars in thousands, except per share data)
	(unaudited)
Interest income	$117,719	$117,633	$92,874	$91,616
Interest expense	9,418	10,740	9,208	9,770

Net interest income	108,301	106,893	83,666	81,846
Provision for credit losses	3,550	1,800	600	150

Net interest income after provision	104,751	105,093	83,066	81,696
Noninterest income	24,106	23,828	13,656	13,945
Noninterest expense	56,968	60,242	40,788	40,459

Income before income taxes	71,889	68,679	55,934	55,182
Provision for income taxes	23,623	22,503	18,962	18,695

Net income	$48,266	$46,176	$36,972	$36,487

Earnings per share(1):
Basic	$0.86	$0.83	$0.78	$0.77

Diluted	$0.85	$0.82	$0.78	$0.77

	Quarter Ended 2011
	December 31	September 30	June 30	March 31
	(Dollars in thousands, except per share data)
	(unaudited)
Interest income	$89,658	$93,189	$95,652	$93,409
Interest expense	9,571	10,651	12,022	12,996

Net interest income	80,087	82,538	83,630	80,413
Provision for credit losses	1,150	950	1,400	1,700

Net interest income after provision	78,937	81,588	82,230	78,713
Noninterest income	14,065	14,581	13,530	13,867
Noninterest expense	38,385	41,151	42,514	41,695

Income before income taxes	54,617	55,018	53,246	50,885
Provision for income taxes	18,211	18,645	18,154	17,007

Net income	$36,406	$36,373	$35,092	$33,878

Earnings per share(1):
Basic	$0.78	$0.78	$0.75	$0.72

Diluted	$0.77	$0.77	$0.75	$0.72

(1)	Earnings per share are computed independently for each of the quarters presented and therefore may not total earnings per share for the year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM	9A. CONTROLS AND PROCEDURES

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of December 31, 2012, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. This assessment included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2012.

Deloitte & Touche LLP the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2012. The report is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Compliance with Designated Laws and Regulations

Management is also responsible for ensuring compliance with the federal laws and regulations concerning loans to insiders and the federal and state laws and regulations concerning dividend restrictions, both of which are designated by the FDIC as safety and soundness laws and regulations.

Management assessed its compliance with the designated safety and soundness laws and regulations and has maintained records of its determinations and assessments as required by the FDIC. Based on this assessment, management believes that the Company has complied with the designated safety and soundness laws and regulations for the year ended December 31, 2012.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Prosperity Bancshares, Inc.

Houston, Texas

We have audited the internal control over financial reporting of Prosperity Bancshares, Inc. and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management’s statement referring to compliance with laws and regulations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012 of the Company and our report dated February 28, 2013 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Houston, Texas

February 28, 2013

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the information under the captions “Election of Directors,” “Continuing Directors and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance—Committees of the Board—Audit Committee,” “Corporate Governance—Director Nomination Process” and “Corporate Governance—Code of Ethics” in the Company’s definitive Proxy Statement for its 2013 Annual Meeting of Shareholders (the “2013 Proxy Statement”) to be filed with the Commission pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information under the captions “Executive Compensation and Other Matters” and “Director Compensation” in the 2013 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Certain information required by this Item 12 is included under “Securities Authorized for Issuance under Equity Compensation Plans” in Part II, Item 5 of this Annual Report on Form 10-K. The other information required by this Item is incorporated herein by reference to the information under the caption “Beneficial Ownership of Common Stock by Management of the Company and Principal Shareholders” in the 2013 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information under the captions “Corporate Governance—Director Independence” and “Certain Relationships and Related Transactions” in the 2013 Proxy Statement.

ITEM	14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information under the caption “Fees and Services of Independent Registered Public Accounting Firm” in the 2013 Proxy Statement.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements. Reference is made to the Consolidated Financial Statements, the report thereon and the notes thereto commencing at page 76 of this Annual Report on Form 10-K. Set forth below is a list of such Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Income for the Years Ended December 31, 2012, 2011, and 2010

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010

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

Each exhibit marked with an asterisk is filed or furnished with this Annual Report on Form 10-K as noted below.

Exhibit Number(1)		Description
3.1	—	Amended and Restated Articles of Incorporation of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267))

3.2	—	Articles of Amendment to Amended and Restated Articles of Incorporation of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

3.3	—	Amended and Restated Bylaws of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 19, 2007)

4.1	—	Form of certificate representing shares of Prosperity Bancshares, Inc. common stock (incorporated herein by reference to Exhibit 4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267))

4.2	—	Indenture dated as of July 31, 2001 by and between Prosperity Bancshares, Inc., as Issuer, and State Street Bank and Trust Company of Connecticut, National Association, as Trustee, with respect to the Floating Rate Junior Subordinated Deferrable Interest Debentures of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

Exhibit Number(1)		Description
4.3	—	Amended and Restated Declaration of Trust of Prosperity Statutory Trust II dated as of July 31, 2001 (incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

4.4	—	Guarantee Agreement dated as of July 31, 2001 by and between Prosperity Bancshares, Inc. and State Street Bank and Trust Company of Connecticut, National Association (incorporated herein by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001)

10.1†	—	Prosperity Bancshares, Inc. 1995 Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267))

10.2†	—	Prosperity Bancshares, Inc. 1998 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267))

10.3†	—	Prosperity Bancshares, Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4 (Registration No. 333-121767))

10.4†	—	Second Amended and Restated Employment Agreement effective January 1, 2009 by and among Prosperity Bancshares, Inc., Prosperity Bank and David Zalman (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 7, 2009)

10.5†	—	First Amendment to the Second Amended and Restated Employment Agreement effective February 22, 2012 by and among Prosperity Bancshares, Inc., Prosperity Bank and H. E. Timanus, Jr. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 24, 2012)

10.6†	—	Second Amended and Restated Employment Agreement effective January 1, 2009 by and among Prosperity Bancshares, Inc., Prosperity Bank and H. E. Timanus, Jr. (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed January 7, 2009)

10.7†	—	Amended and Restated Employment Agreement effective January 1, 2009 by and among Prosperity Bancshares, Inc., Prosperity Bank and David Hollaway (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 7, 2009)

10.8†	—	SNB Bancshares, Inc. 2002 Stock Option Plan, as amended and restated (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-133214))

10.9†	—	Prosperity Bancshares, Inc. 2012 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 23, 2012)

10.10	—	Agreement and Plan of Reorganization by and between Prosperity Bancshares, Inc. and American State Financial Corporation dated February 26, 2012 (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 27, 2012)

21.1*	—	Subsidiaries of Prosperity Bancshares, Inc.

23.1*	—	Consent of Deloitte & Touche LLP

Exhibit Number(1)		Description

31.1*	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**	—	Interactive financial data

†	Management contract or compensatory plan or arrangement.
*	Filed with this Annual Report on Form 10-K.
**	Furnished with this Annual Report on Form 10-K.
(1)	The Company has other long-term debt agreements that meet the exclusion set forth in Section 601(b)(4)(iii)(A) of Regulation S-K. The Company hereby agrees to furnish a copy of such agreements to the Commission upon request.

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

Date: February 28, 2013

PROSPERITY BANCSHARES, INC.® (Registrant)

By:	/s/ DAVID ZALMAN
David Zalman Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Positions	Date

/s/ DAVID ZALMAN David Zalman	Chairman of the Board and Chief Executive Officer (principal executive officer); Director	February 28, 2013

/s/ DAVID HOLLAWAY David Hollaway	Chief Financial Officer (principal financial officer and principal accounting officer)	February 28, 2013

/s/ JAMES A. BOULIGNY James A. Bouligny	Director	February 28, 2013

/s/ W. R. COLLIER W. R. Collier	Director	February 28, 2013

/s/ WILLIAM H. FAGAN, M.D. William Fagan, M.D.	Director	February 28, 2013

/s/ LEAH HENDERSON Leah Henderson	Director	February 28, 2013

/s/ NED S. HOLMES Ned S. Holmes	Director	February 28, 2013

/s/ PERRY MUELLER, JR., D.D.S. Perry Mueller, Jr., D.D.S.	Director	February 28, 2013

/s/ HARRISON STAFFORD II Harrison Stafford II	Director	February 28, 2013

/s/ ROBERT STEELHAMMER Robert Steelhammer	Director	February 28, 2013

Signature	Positions	Date

/s/ H.E. TIMANUS, JR. H.E. Timanus, JR.	Director	February 28, 2013

/s/ ERVAN ZOUZALIK Ervan Zouzalik	Director	February 28, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Prosperity Bancshares, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheets of Prosperity Bancshares, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Prosperity Bancshares, Inc. and subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Houston, Texas

February 28, 2013

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(Dollars in thousands)
ASSETS
Cash and due from banks	$325,952	$212,800
Federal funds sold	352	642

Total cash and cash equivalents	326,304	213,442
Available for sale securities, at fair value	226,670	322,316
Held to maturity securities, at cost (fair value of $7,418,695 and $4,492,988, respectively)	7,215,395	4,336,620
Loans held for sale	10,433	—
Loans held for investment	5,169,507	3,765,906
Less allowance for credit losses	(52,564)	(51,594)

Loans, net	5,127,376	3,714,312
Accrued interest receivable	42,337	29,405
Goodwill	1,217,162	924,537
Core deposit intangibles, net	26,159	20,996
Bank premises and equipment, net	205,268	159,656
Other real estate owned	7,234	8,328
Bank Owned Life Insurance (BOLI)	109,108	50,029
Federal Home Loan Bank of Dallas stock	34,461	11,601
Other assets	46,099	31,429

TOTAL ASSETS	$14,583,573	$9,822,671

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$3,016,205	$1,972,226
Interest-bearing	8,625,639	6,088,028

Total deposits	11,641,844	8,060,254
Other borrowings	256,753	12,790
Securities sold under repurchase agreements	454,502	54,883
Accrued interest payable	1,904	2,803
Other liabilities	54,126	39,621
Junior subordinated debentures	85,055	85,055

Total liabilities	12,494,184	8,255,406

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $1 par value; 200,000,000 shares authorized; 56,484,234 and 46,947,415 shares issued at December 31, 2012 and 2011, respectively; 56,447,146 and 46,910,327 shares outstanding at December 31, 2012 and 2011, respectively	56,484	46,947
Capital surplus	1,274,290	883,575
Retained earnings	750,236	623,878
Accumulated other comprehensive income—net unrealized gain on available for sale securities, net of tax of $4,839 and $7,254, respectively	8,986	13,472
Less treasury stock, at cost, 37,088 shares	(607)	(607)

Total shareholders’ equity	2,089,389	1,567,265

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$14,583,573	$9,822,671

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2012	2011	2010
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$271,324	$214,273	$209,711
Securities	148,374	157,580	174,707
Federal funds sold	144	55	119

Total interest income	419,842	371,908	384,537

INTEREST EXPENSE:
Deposits	34,486	40,975	61,509
Junior subordinated debentures	2,593	2,984	3,250
Securities sold under repurchase agreements	705	369	595
Other borrowings	1,352	912	1,035

Total interest expense	39,136	45,240	66,389

NET INTEREST INCOME	380,706	326,668	318,148
PROVISION FOR CREDIT LOSSES	6,100	5,200	13,585

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	374,606	321,468	304,563

NONINTEREST INCOME:
Non-sufficient funds fees	29,113	24,442	27,580
Debit card and ATM card income	21,057	15,391	12,581
Service charges on deposit accounts	11,112	9,981	10,089
Net loss on sale of securities	—	(581)	—
Other	14,253	6,810	3,583

Total noninterest income	75,535	56,043	53,833

NONINTEREST EXPENSE:
Salaries and employee benefits	115,505	92,057	86,980
Net occupancy	16,475	14,634	15,153
Debit card, data processing and software amortization	9,445	6,823	6,222
Regulatory assessments and FDIC insurance	7,679	8,901	11,039
Core deposit intangibles amortization	7,229	7,780	9,016
Depreciation	8,923	8,150	8,313
Other	33,201	25,400	29,871

Total noninterest expense	198,457	163,745	166,594

INCOME BEFORE INCOME TAXES	251,684	213,766	191,802
PROVISION FOR INCOME TAXES	83,783	72,017	64,094

NET INCOME	$167,901	$141,749	$127,708

EARNINGS PER SHARE:
Basic	$3.24	$3.03	$2.74

Diluted	$3.23	$3.01	$2.73

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended
	December 31,
	2012	2011	2010
	(Dollars in thousands)
Net income	$167,901	$141,749	$127,708
Other comprehensive loss, before tax:
Securities available for sale:
Change in unrealized gain during period	(6,903)	(1,280)	(3,848)

Total other comprehensive loss	(6,903)	(1,280)	(3,848)
Deferred tax benefit related to other comprehensive income	2,417	448	1,346

Other comprehensive loss, net of tax	(4,486)	(832)	(2,502)

Comprehensive income	$163,415	$140,917	$125,206

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
	(In thousands, except share and per share data)
BALANCE AT DECEMBER 31, 2009	46,577,968	$46,578	$870,460	$418,008	$16,806	$(607)	$1,351,245
Net income				127,708			127,708
Other comprehensive loss					(2,502)		(2,502)
Common stock issued in connection with the exercise of stock options and restricted stock awards	143,146	143	2,553				2,696
Stock based compensation expense			3,037				3,037
Cash dividends declared, $0.64 per share				(29,845)			(29,845)

BALANCE AT DECEMBER 31, 2010	46,721,114	46,721	876,050	515,871	14,304	(607)	1,452,339
Net income				141,749			141,749
Other comprehensive loss					(832)		(832)
Common stock issued in connection with the exercise of stock options and restricted stock awards	226,301	226	3,949				4,175
Stock based compensation expense			3,576				3,576
Cash dividends declared, $0.72 per share				(33,742)			(33,742)

BALANCE AT DECEMBER 31, 2011	46,947,415	46,947	883,575	623,878	13,472	(607)	1,567,265
Net income				167,901			167,901
Other comprehensive loss					(4,486)		(4,486)
Common stock issued in connection with the exercise of stock options and restricted stock awards	189,402	190	3,383				3,573
Common stock issued in connection with the acquisition of:
Texas Bankers, Inc.	314,953	315	12,393				12,708
The Bank Arlington	135,347	135	6,064				6,199
American State Financial Corporation	8,524,835	8,525	349,774				358,299
Community National Bank	372,282	372	15,494				15,866
Stock based compensation expense			3,607				3,607
Cash dividends declared, $0.80 per share				(41,543)			(41,543)

BALANCE AT DECEMBER 31, 2012	56,484,234	$56,484	$1,274,290	$750,236	$8,986	$(607)	$2,089,389

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$167,901	$141,749	$127,708
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and CDI amortization	16,152	15,930	17,329
Provision for credit losses	6,100	5,200	13,585
Deferred income tax expense	9,615	2,006	539
Net amortization of premium on investments	66,893	28,675	22,181
Loss on sale or write down of premises, equipment and other real estate	688	528	3,860
Loss on sale of securities	—	581	—
Net amortization of premium on deposits	(109)	(33)	(1,354)
Net accretion of discount on loans	(26,413)	—	—
Proceeds from sale of loans held for sale	91,798	—	—
Originations of loans held for sale	(88,461)	—	—
Stock based compensation expense	3,607	3,576	3,037
(Increase) decrease in accrued interest receivable and other assets	(38,095)	20,967	(674)
Increase (decrease) in accrued interest payable and other liabilities	138	(1,310)	(8,515)

Net cash provided by operating activities	209,814	217,869	177,696

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of held to maturity securities	1,796,741	1,301,230	1,246,820
Purchase of held to maturity securities	(3,659,045)	(1,478,721)	(1,940,137)
Proceeds from maturities, sales and principal paydowns of available for sale securities	1,724,322	1,255,715	1,168,459
Purchase of available for sale securities	(1,109,999)	(1,150,000)	(999,998)
Net increase in loans held for investment	(148,083)	(298,246)	(29,160)
Purchase of bank premises and equipment	(12,441)	(9,480)	(13,866)
Proceeds from sale of bank premises, equipment and other real estate	16,855	14,202	35,353
Net cash and cash equivalents acquired in the purchase of Texas Bankers, Inc.	44,550	—	—
Net cash and cash equivalents acquired in the purchase of The Bank Arlington	12,037	—	—
Net cash and cash equivalents acquired in the purchase of American State Financial Corporation	123,023	—	—
Net cash and cash equivalents acquired in the purchase of Community National Bank	10,305	—	—
Cash and cash equivalents acquired in the purchase of U.S. Bank branches	—	—	344,722
Premium paid for U.S. Bank branches	—	—	(13,136)
Cash and cash equivalents acquired in the purchase of First Bank branches	—	—	379,771
Premium paid for First Bank branches	—	—	(26,876)

Net cash (used in) provided by investing activities	(1,201,735)	(365,300)	151,952

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	336,997	299,036	52,066
Net increase (decrease) in interest-bearing deposits	480,866	306,665	(723,063)
Net proceeds from (repayments of) other short-term borrowings	245,000	(360,000)	360,000
Repayments of other long-term borrowings	(1,037)	(1,643)	(11,707)
Net increase (decrease) in securities sold under repurchase agreements	80,927	(5,776)	(15,744)
Redemption of junior subordinated debentures	—	(7,210)	—
Proceeds from stock option exercises	3,573	4,175	2,696
Payments of cash dividends	(41,543)	(33,742)	(29,845)

Net cash provided by (used in) financing activities	1,104,783	201,505	(365,597)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$112,862	$54,074	$(35,949)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	213,442	159,368	195,317

CASH AND CASH EQUIVALENTS, END OF PERIOD	$326,304	$213,442	$159,368

NONCASH ACTIVITIES:
Stock issued in connection with the Texas Bankers, Inc. acquisition	$12,708	$—	$—
Stock issued in connection with The Bank Arlington acquisition	6,199	—	—
Stock issued in connection with the American State Financial Corporation acquisition	358,299	—	—
Stock issued in connection with the Community National Bank acquisition	15,866	—	—
Acquisition of real estate through foreclosure of collateral	12,049	14,051	44,751

SUPPLEMENTAL INFORMATION:
Income taxes paid	$75,743	$70,324	$64,477
Interest paid	40,034	46,451	69,718

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Nature of Operations—Prosperity Bancshares, Inc.® (“Bancshares”) and its subsidiaries, Prosperity Holdings of Delaware, LLC (“Holdings”) and Prosperity Bank® (the “Bank”, and together with Bancshares and Holdings, collectively referred to as the “Company”) provide retail and commercial banking services. The Company operates its business as one domestic segment.

The Bank operated two hundred thirteen (213) full-service banking locations; with fifty-nine (59) in the Houston area, twenty (20) in the South Texas area including Corpus Christi and Victoria, thirty-four (34) in the Central Texas area, ten (10) in the Bryan/College Station area, twenty-one (21) in East Texas, thirty-four (34) in the West Texas area including Lubbock, Midland-Odessa, and Abilene, and thirty-five (35) in the Dallas/Fort Worth, Texas area.

Summary of Significant Accounting and Reporting Policies—The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America (“GAAP”) and the prevailing practices within the financial services industry. A summary of significant accounting and reporting policies are as follows:

Basis of Presentation—The consolidated financial statements include the accounts of Bancshares and its subsidiaries. Intercompany transactions have been eliminated in consolidation. Operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, all of the Company’s banking operations are considered by management to be aggregated in one reportable operating segment. Because the overall banking operations comprise the vast majority of the consolidated operations, no separate segment disclosures are presented.

Use of Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to certain fair value measures including the calculation of stock-based compensation, the valuation of goodwill and available for sale securities and the calculation of allowance for credit losses. Actual results could differ from these estimates.

Securities—Securities held to maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts. Management has the positive intent and the Company has the ability to hold these assets as long-term securities until their estimated maturities.

Securities available for sale are carried at fair value. Unrealized gains and losses are excluded from earnings and reported, net of tax, as a separate component of shareholders’ equity until realized. Securities within the available for sale portfolio may be used as part of the Company’s asset/liability strategy and may be sold in response to changes in interest rate risk, prepayment risk or other similar economic factors.

For debt securities, when other-than-temporary impairment (“OTTI”) occurs, the amount of the other-than-temporary impairment recognized in earnings depends on whether an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss. If an entity intends to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI shall be separated into the amount representing the credit-related portion of the impairment loss (“credit loss”) and the noncredit portion of the impairment loss (“noncredit portion”). The amount of the total OTTI related to the credit loss is determined based on the difference between the present value of cash flows expected to be collected and the amortized cost basis and such difference is recognized in earnings. The amount of the total OTTI related to the noncredit portion is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings shall become the new amortized cost basis of the investment.

Premiums and discounts are amortized and accreted to operations using the level-yield method of accounting, adjusted for prepayments as applicable. The specific identification method of accounting is used to compute gains or losses on the sales of these assets. Interest earned on these assets is included in interest income.

Loans Held for Sale—Loans held for sale are carried at the lower of aggregate cost or market value. Premiums, discounts and loan fees (net of certain direct loan origination costs) on loans held for sale are deferred until the related loans are sold or repaid. Gains or losses on loan sales are recognized at the time of sale and determined using the specific identification method.

Loans Held for Investment—Loans originated and held for investment are stated at the principal amount outstanding, net of unearned discount and fees. The related interest income for multipayment loans is recognized principally by the simple interest method; for single payment loans, such income is recognized using the straight-line method.

Loans acquired in business combinations are initially recorded at fair value based on a discounted cash flow valuation methodology that considers, among other things, projected default rates, loss given defaults and recovery rates with no carryover of any existing allowance for loan losses. Acquired loans with evidence of credit quality deterioration at acquisition are reviewed to determine if it is probable that the Company will not be able to collect all contractual amounts due, including both principal and interest. When both conditions exist, such loans are accounted for as purchased credit-impaired (“PCI”).

The Company estimates the total cash flows expected to be collected from the acquired PCI loans, which include undiscounted expected principal and interest, using credit risk, interest rate and prepayment risk models that incorporate management’s best estimate of current key assumptions such as default rates, loss severity and payment speeds. The excess of the undiscounted total cash flows expected to be collected over the fair value of the related PCI loans represents the accretable yield, which is recognized as interest income on a level-yield basis over the life of the related loan. The difference between the undiscounted contractual principal and interest and the undiscounted total cash flows expected to be collected is the nonaccretable difference, which reflects the impact of estimated credit losses and other factors. Subsequent increases in expected cash flows will result in a recovery of any previously recorded allowance for loan losses, to the extent applicable, and a reclassification from nonaccretable difference to accretable yield, which is recognized prospectively over the then remaining lives of the loan. Subsequent decreases in expected cash flows will result in an impairment charge to the provision for loan losses, resulting in an addition to the allowance for loan losses, and a reclassification from accretable yield to nonaccretable difference. A loan disposal, which may include a loan sale, receipt of payment in full from the borrower or foreclosure, results in removal of the loan at its allocated carrying amount.

For acquired loans not deemed credit-impaired at acquisition, the difference between the initial fair value and the unpaid principal balance is recognized as interest income on a level-yield basis over the lives of the related loans.

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

The Company’s allowance for credit losses consists of two elements: (i) specific valuation allowances based on probable losses on impaired loans; and (ii) a general valuation allowance based on historical loan loss experience, general economic conditions and other qualitative risk factors both internal and external to the Company. A loan is defined as impaired if, based on current information and events, it is probable that a creditor will be unable to collect all amounts due, both interest and principal, according to the contractual terms of the loan agreement. The allowance for credit losses related to impaired loans is determined based on the difference of carrying value of loans and the present value of expected cash flows discounted at the loan’s effective interest rate or, as a practical expedient, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.

Loans acquired in business combinations are initially recorded at fair value, which includes an estimate of credit losses expected to be realized over the remaining lives of the loans, and therefore no corresponding allowance for loan losses is recorded for these loans at acquisition. Methods utilized to estimate any subsequently required allowance for loan losses for acquired loans not deemed credit-impaired at acquisition are similar to originated loans; however, the estimate of loss is based on the unpaid principal balance and then compared to any remaining unaccreted purchase discount. To the extent that the calculated loss is greater than the remaining unaccreted purchase discount, an allowance is recorded for such difference.

Premises and Equipment—Premises and equipment are carried at cost less accumulated depreciation. Depreciation expense is computed principally using the straight-line method over the estimated useful lives of the assets which range from three to 39 years. Leasehold improvements are amortized using the straight-line method over the periods of the leases or the estimated useful lives, whichever is shorter.

Goodwill—Goodwill is annually assessed for impairment or when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

On January 1, 2012, the Company adopted Accounting Standard Update No. 2011-08, “Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” (ASU 2011-08), which allows companies to use a qualitative approach to assess goodwill for impairment. The provisions of ASU 2011-08 give companies the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining the need to perform step one of the annual test for goodwill impairment. An entity has an unconditional option to bypass the qualitative assessment described in the preceding paragraph for any reporting unit in any period and proceed directly to performing the first step of the goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period.

If the Company bypasses the qualitative assessment, a two-step goodwill impairment test is performed. The first step of the goodwill impairment test compares the estimated fair value of the Company’s reporting unit to its carrying value. If the estimated fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is not impaired. If the estimated fair value of the reporting unit is less than the carrying value, the second step must be performed to determine the implied fair value of the reporting unit’s goodwill and the amount of goodwill impairment, if any.

Estimating the fair value of the Company’s reporting unit is a subjective process involving the use of estimates and judgments, particularly related to future cash flows of the reporting unit, discount rates (including market risk premiums) and market multiples. Material assumptions used in the valuation models include the comparable public company price multiples used in the terminal value, future cash flows and the market risk premium component of the discount rate. The estimated fair value of the reporting unit is determined using a blend of two commonly used valuation techniques: the market approach and the income approach. The Company gives consideration to both valuation techniques, as either technique can be an indicator of value. For the market approach, valuation is based on an analysis of relevant price multiples in market trades in companies with similar characteristics. For the income approach, estimated future cash flows (derived from internal forecasts and economic expectations) and terminal value (value at the end of the cash flow period, based on price multiples) are discounted. The discount rate was based on the imputed cost of equity capital.

Amortization of Core Deposit Intangibles—Core deposit intangibles are amortized using an accelerated amortization method over an 8 to 10 year period.

Income Taxes—Bancshares files a consolidated federal income tax return.

Deferred tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are recorded in other assets on the Company’s consolidated balance sheets. The Company records uncertain tax positions in accordance with ASC 740 on the basis of a two-step process whereby (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

Realization of net deferred tax assets is based upon the level of historical income and on estimates of future taxable income. Although realization is not assured, management believes it is more likely than not that all of the net deferred tax assets will be realized.

Stock-Based Compensation—The Company accounts for stock-based employee compensation plans using the fair value-based method of accounting. The expense associated with stock-based compensation is recognized over the vesting period of each individual arrangement. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of subjective assumptions. The fair value of restricted stock awards is based on the current market price on the date of grant.

Cash and Cash Equivalents—For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks as well as federal funds sold that mature in three days or less.

Earnings Per Common Share—Basic earnings per common share are calculated using the two-class method. The two-class method provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of basic earnings per share.

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

The following table illustrates the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2012		2011		2010
	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(In thousands, except per share data)
Net income	$167,901		$141,749		$127,708
Basic:
Weighted average shares outstanding	51,794	$3.24	46,846	$3.03	46,621	$2.74

Diluted:
Add incremental shares for:
Effect of dilutive securities—options	147		171		211

Total	51,941	$3.23	47,017	$3.01	46,832	$2.73

There were no stock options exercisable at December 31, 2012, 2011 and 2010 that would have had an anti-dilutive effect on the above computation.

Reclassifications—Certain items in prior financial statements have been reclassified to conform to the current presentation. For the years ended December 31, 2011 and 2010, deferred tax expense (benefit) was reported as a component of the increase/decrease in accrued interest payable and other liabilities in the consolidated statements of cash flows. For the current year presentation, these amounts are now presented as a separate line item in the statements of consolidated cash flows. These reclassifications did not have any impact on total net cash from operating activities for the periods presented.

New Accounting Standards

Accounting Standards Updates (“ASU”)

ASU 2011-03, “Transfers and Servicing (Topic 860)—Reconsideration of Effective Control for Repurchase Agreements.” ASU 2011-03 is intended to improve financial reporting of repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. ASU 2011-03 removes from the assessment of effective control (i) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (ii) the collateral maintenance guidance related to that criterion. ASU 2011-03 became effective for the Company on January 1, 2012, and did not have a significant impact on the Company’s financial statements.

ASU 2011-04, “Fair Value Measurement (Topic 820)—Amendments to Achieve Common Fair Value Measurements and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 amends Topic 820, “Fair Value Measurements and Disclosures,” to converge the fair value measurement guidance in U.S. generally accepted accounting principles and International Financial Reporting Standards. ASU 2011-04 clarifies the application of existing fair value measurement requirements, changes certain principles in Topic 820 and requires additional fair value disclosures. ASU 2011-04 became effective for the Company on January 1, 2012, and did not have a significant impact on the Company’s financial statements although additional disclosures are required (see Note 7-Fair Value).

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

ASU 2011-08, “Intangibles—Goodwill and Other (Topic 350)—Testing Goodwill for Impairment.” ASU 2011-08 amends Topic 350, “Intangibles—Goodwill and Other,” to give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. ASU 2011-08 became effective for the Company on January 1, 2012, and its adoption did not have a significant impact on the Company’s financial statements.

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

ASU 2012-02 “Intangibles—Goodwill and Other (Topic 350)—Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that an indefinite-lived intangible asset is impaired, then the entity must perform the quantitative impairment test. If, under the quantitative impairment test, the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess. Permitting an entity to assess qualitative factors when testing indefinite-lived intangible assets for impairment results in guidance that is similar to the goodwill impairment testing guidance in ASU 2011-08. ASU 2012-02 is effective for the Company beginning January 1, 2013, (early adoption permitted) and is not expected to have a significant impact on the Company’s financial statements.

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

ASU 2012-04 “Technical Corrections and Improvements.” ASU 2012-04 makes certain technical corrections and “conforming fair value amendments” to the FASB Accounting Standards Codification (the “Codification”). The amendments cover a wide range of Topics in the Codification, related to technical corrections and improvements and conforming amendments related to fair value measurements. The amendments represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice. The amendments apply to all reporting entities within the scope of those topics. ASU 2012-04 is effective for the Company beginning January 1, 2013, and is not expected to have a significant impact on the Company’s financial statements.

2.	ACQUISITIONS

Acquisitions are an integral part of the Company’s growth strategy. All acquisitions were accounted for using the acquisition method of accounting. Accordingly, the assets and liabilities of the acquired entities were recorded at their fair values at the acquisition date. The excess of the purchase price over the estimated fair value of the net assets for tax free acquisitions was recorded as goodwill, none of which is deductible for tax purposes. The excess of the purchase price over the estimated fair value of the net assets for taxable acquisitions was also recorded as goodwill, and is deductible for tax purposes. The identified core deposit intangibles for each acquisition are being amortized using an accelerated amortization method over an 8 to 10 year life. The results of operations for each acquisition have been included in the Company’s consolidated financial results beginning on the respective acquisition date.

The measurement period for the Company to determine the fair values of acquired identifiable assets and assumed liabilities will end at the earlier of (i) twelve months from the date of the acquisition or (ii) as soon as the Company receives the information it was seeking about facts and circumstances that existed as of the acquisition date or learns that more information is not obtainable. The Company is currently in the process of obtaining fair values for certain acquired assets and assumed liabilities and therefore the following estimates are preliminary. The following acquisitions were completed on the dates indicated:

Acquisition of Texas Bankers, Inc.—On January 1, 2012, the Company completed the acquisition of Texas Bankers, Inc. and its wholly-owned subsidiary, Bank of Texas, Austin, Texas. The three (3) Bank of Texas banking offices in the Austin, Texas CMSA consisted of a location in Rollingwood, which was consolidated with the Company’s Westlake location and remains in Bank of Texas’ Rollingwood banking office; one banking center in downtown Austin, which was consolidated into the Company’s downtown Austin location; and another banking center in Thorndale. The Company acquired Texas Bankers, Inc. to increase is its market share in the Central Texas area. The acquisition is not considered significant to the Company’s financial statements and therefore pro forma financial data and related disclosures are not included.

Texas Bankers, Inc. on a consolidated basis, reported total assets of $77.0 million, total loans of $27.6 million and total deposits of $70.4 million as of December 31, 2011. Under the terms of the acquisition agreement, the Company issued 314,953 shares of Company common stock for all outstanding shares of Texas Bankers capital stock, resulting in an acquisition date fair value of $12.7 million, based on the Company’s closing stock price of $40.35. The Company recognized goodwill of $6.1 million which is calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of identifiable assets acquired, none of which is expected to be deductible for tax purposes.

Acquisition of The Bank Arlington—On April 1, 2012, the Company completed the acquisition of The Bank Arlington. The Bank Arlington operated one banking office in Arlington, Texas, in the Dallas/Fort Worth CMSA. The Company acquired The Bank Arlington to increase its market share in the Dallas/Fort Worth area. The acquisition is not considered significant to the Company’s financial statements and therefore pro forma financial data and related disclosures are not included.

As of March 31, 2012, The Bank Arlington reported total assets of $37.3 million, total loans of $22.9 million and total deposits of $33.2 million. Under the terms of the agreement, the Company issued 135,347 shares of Company common stock for all outstanding shares of The Bank Arlington capital stock, resulting in an acquisition date fair value of $6.2 million, based on the Company’s closing stock price of $45.80. The Company recognized goodwill of $2.1 million which is calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of identifiable assets acquired, none of which is expected to be deductible for tax purposes.

Acquisition of Community National Bank—On October 1, 2012, the Company completed the acquisition of Community National Bank, Bellaire, Texas. Community National Bank operated one (1) banking office in

Bellaire, Texas, in the Houston Metropolitan Area. The Company acquired Community National Bank to increase its market share in the Houston area. The acquisition is not considered significant to the Company’s financial statements and therefore pro forma financial data is not included.

As of September 30, 2012, Community National Bank reported total assets of $182.0 million, total loans of $68.0 million and total deposits of $164.6 million. Under the terms of the acquisition agreement, the Company issued 372,282 shares of Company common stock plus $11.4 million in cash for all outstanding shares of Community National Bank capital stock, for total merger consideration of $27.3 million, based on the Company’s closing stock price of $42.62. The Company recognized goodwill of $10.3 million which is calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of identifiable assets acquired, none of which is expected to be deductible for tax purposes.

Acquisition of American State Financial Corporation—On July 1, 2012, the Company completed the acquisition of American State Financial Corporation and its wholly owned subsidiary American State Bank (collectively referred to as “ASB”). ASB operated thirty-seven (37) full service banking offices in eighteen (18) counties across West Texas.

Under the terms of the acquisition agreement, the Company issued 8,524,835 shares of Company common stock plus $178.5 million in cash for all outstanding shares of American State Financial Corporation capital stock, for total merger consideration of $536.8 million based on the Company’s closing stock price of $42.03.

The assets and liabilities of ASB were recorded on the consolidated balance sheet at estimated fair value on the acquisition date. The purchase price allocation may change as additional information becomes available and additional analyses are completed. The following table presents the amounts recorded on the consolidated balance sheet on the acquisition date (dollars in thousands).

Fair value of consideration paid:
Common stock issued (8,524,835 shares)	$358,299
Cash	178,507

Total consideration paid	$536,806

Fair value of assets acquired:
Cash and due from banks	$98,720
Federal funds sold	202,810

Total cash and cash equivalents	301,530
Securities available for sale	524,959
Securities held to maturity	994,873
Loans held for sale	13,770
Loans held for investment	1,133,867
Bank premises and equipment	36,502
Other real estate owned	1,232
Core deposit intangibles	12,392
Federal Home Loan Bank stock	2,355
Other assets	83,803

Total assets acquired	3,105,283

Fair value of liabilities assumed:
Deposits	2,495,652
Other borrowings	318,692
Other liabilities	28,252

Total liabilities assumed	2,842,596

Fair value of net assets acquired	$262,687

Goodwill resulting from acquisition	$274,119

The Company recognized goodwill of $274.1 million which is calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of identifiable assets acquired. Goodwill resulted from a combination of expected operational synergies, an enhanced branching network, and cross-selling opportunities. Goodwill is not expected to be deductible for tax purposes.

Pro Forma Information: Operations of ASB have been included in the consolidated financial statements since July 1, 2012. The Company does not consider ASB a separate reporting segment and does not track the amount of revenue and net income attributable to ASB since acquisition. As such, it is impracticable to determine such amounts for the period from July 1, 2012 through December 31, 2012.

The following pro forma information presents the results of operations for the year ended December 31, 2012, as if the ASB acquisition had occurred on January 1, 2011. The acquisitions of Texas Bankers, Inc., The Bank Arlington, and Community National Bank are not deemed material individually or in the aggregate and are therefore excluded from the pro forma information in the table below (dollars in thousands, except per share amounts).

	2012	2011
Net interest income	$447,471	$454,408
Net income	213,830	200,964
Basic earnings per share	3.81	3.63
Diluted earnings per share	3.80	3.62

The above pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the merged companies that would have been achieved had the acquisition occurred at January 1, 2011, nor are they intended to represent or be indicative of future results of operations. The pro forma results do not include expected operating cost savings as a result of the acquisition. These pro forma results require significant estimates and judgments particularly as it relates to valuation and accretion of income associated with acquired loans. Pro forma adjustments principally included:

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

Merger Related Expenses: The Company incurred $7.0 million of pre-tax merger related expenses during 2012. The merger expenses are reflected on the Company’s income statement for the applicable periods and are reported primarily in the categories of salaries and benefits, data processing and professional fees. Merger related costs by acquisition are presented in the table below (dollars in thousands).

Texas Bankers, Inc.	$392
The Bank Arlington	168
Community National Bank	250
American State Financial Corp	5,889
All other	321

$7,020

Acquired Loans and Purchase Credit Impaired Loans: Acquired loans were preliminarily recorded at fair value based on a discounted cash flow valuation methodology that considers, among other things, projected default rates, loss given defaults and recovery rates. No allowance for credit losses was carried over from acquisitions completed during 2012.

The Company has identified certain loans acquired by ASB and Community National Bank which have experienced credit deterioration since origination (“purchased credit impaired loans” or “PCI loans”). There were no PCI loans identified in the remaining acquisitions completed during 2012. PCI loan identification considers the following factors: payment history and past due status, debt service coverage, loan grading, collateral values and other factors that may indicate deterioration of credit quality since origination. Accretion of purchased discounts on PCI loans will be based on estimated future cash flows, regardless of contractual maturities. Accretion of purchased discounts on non-PCI loans will be recognized on a level-yield basis based on contractual maturity of individual loans.

The following table discloses the preliminary fair value and contractual value of ASB loans acquired as of July 1, 2012 (dollars in thousands):

	Purchased Credit Impaired Loans	Non-PCI Loans	Total Acquired Loans
Commercial and industrial	$3,568	$221,341	$224,909
Real estate
Construction and land development	1,326	112,011	113,337
1-4 family residential	155	126,954	127,109
Home equity	—	24,851	24,851
Commercial	22,454	460,378	482,832
Farmland	—	53,979	53,979
Multi-family residential	—	48,423	48,423
Agriculture	78	—	78
Consumer	—	72,119	72,119
Other	—	—	—

Total fair value	$27,581	$1,120,056	$1,147,637

Contractual principal balance	$54,403	$1,195,741	$1,250,144

The following table presents additional information on ASB and Community National Bank’s purchased credit impaired loans as of the date of acquisition (dollars in thousands):

	ASB	Community National Bank
Contractually required principal and interest	$60,167	$3,193
Non-accretable difference	(24,429)	(1,842)

Cash flows expected to be collected	35,738	1,351
Accretable difference	(8,157)	(179)

Fair value of purchased credit impaired loans	$27,581	$1,172

The carrying amount of acquired PCI loans included in the consolidated balance sheet and the related outstanding balance at December 31, 2012, were as follows. The outstanding balance represents the total amount owed as of December 31, 2012, including accrued but unpaid interest and any amounts previously charged off. No allowance for credit losses was required on any of the acquired PCI loan pools at December 31, 2012 (dollars in thousands).

Acquired PCI loans:
Carrying amount	$22,880
Outstanding balance	46,914

Changes in the accretable yield for acquired PCI loans for the year ended December 31, 2012, were as follows (dollars in thousands):

Balance at beginning of period	$—
Additions	8,336
Reclassifications from nonaccretable	541
Accretion	(1,418)

Balance at December 31, 2012	$7,459

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

In connection with the purchase, the Company recorded a premium of $13.3 million, of which $369 thousand was identified as core deposit intangibles. The remaining $12.9 million of the premium was recorded as goodwill all of which is expected to be deductible for tax purposes.

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

In connection with the purchase, the Company recorded a premium of $36.4 million, of which $2.0 million was identified as core deposit intangibles. The remaining $34.3 million of the premium was recorded as goodwill all of which is expected to be deductible for tax purposes.

3.	GOODWILL AND CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles for fiscal 2012 and 2011 were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)
Balance as of December 31, 2010	$924,258	$28,776
Less:
Amortization	—	(7,780)
Add:
Acquisition of First Bank branches	279	—

Balance as of December 31, 2011	924,537	20,996
Less:
Amortization	—	(7,229)
Add:
Acquisition of Texas Bankers, Inc.	6,077	—
Acquisition of The Bank Arlington	2,102	—
Acquisition of ASB	274,119	12,392
Acquisition of Community National Bank	10,327	—

Balance as of December 31, 2012	$1,217,162	$26,159

Management performs an evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill and other intangibles has occurred. If any such impairment is determined, a write down is recorded. As of December 31, 2012, there was no impairment recorded on goodwill.

Core deposit intangibles (“CDI”) are amortized on an accelerated basis over their estimated lives, which the Company believes is between 8 and 10 years. The estimated aggregate future amortization expense for CDI remaining as of December 31, 2012 is as follows (dollars in thousands):

2013	$6,141
2014	4,830
2015	4,189
2016	3,756
2017	2,083
Thereafter	5,160

Total	$26,159

4.	CASH AND DUE FROM BANKS

The Bank is required by the Federal Reserve Bank of Dallas to maintain average reserve balances. “Cash and due from banks” in the consolidated balance sheets includes amounts so restricted of $87.7 million and $46.2 million at December 31, 2012 and 2011, respectively.

5.	SECURITIES

The amortized cost and fair value of investment securities were as follows (dollars in thousands):

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
States and political subdivisions	$34,743	$1,691	$—	$36,434
Collateralized mortgage obligations	616	—	(12)	604
Mortgage-backed securities	168,701	11,742	(27)	180,416
Other securities	8,786	430	—	9,216

Total	$212,846	$13,863	$(39)	$226,670

Held to Maturity
U.S. Treasury securities and obligations of U.S. government agencies	$7,061	$160	$—	$7,221
States and political subdivisions	391,510	7,074	(354)	398,230
Corporate debt securities	1,500	28	—	1,528
Collateralized mortgage obligations	125,912	2,304	(50)	128,166
Mortgage-backed securities	6,676,512	196,206	(4,517)	6,868,201
Qualified School Construction Bonds (QSCB)	12,900	2,449	—	15,349

Total	$7,215,395	$208,221	$(4,921)	$7,418,695

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale
States and political subdivisions	$37,060	$2,022	$(6)	$39,076
Collateralized mortgage obligations	786	—	(21)	765
Mortgage-backed securities	254,965	18,307	(66)	273,206
Other securities	8,778	491	—	9,269

Total	$301,589	$20,820	$(93)	$322,316

Held to Maturity
U.S. Treasury securities and obligations of U.S. government agencies	$8,696	$455	$—	$9,151
States and political subdivisions	37,914	1,281	(283)	38,912
Corporate debt securities	1,500	114	—	1,614
Collateralized mortgage obligations	281,778	5,008	(149)	286,637
Mortgage-backed securities	3,993,832	147,991	(91)	4,141,732
Qualified School Construction Bonds (QSCB)	12,900	2,042	—	14,942

Total	$4,336,620	$156,891	$(523)	$4,492,988

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities classified as available for sale or held to maturity are evaluated for OTTI under FASB ASC Topic 320, “Investments—Debt and Equity Securities.”

In determining OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

When OTTI occurs, the amount of the other-than-temporary impairment recognized in earnings depends on whether an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss.

As of December 31, 2012, the Company does not intend to sell any debt securities and management believes that the Company more likely than not will not be required to sell any debt securities before their anticipated recovery, at which time the Company will receive full value for the securities. Furthermore, as of December 31, 2012, management does not have the intent to sell any of its securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2012, management believes any impairment in the Company’s securities is temporary and no impairment loss has been realized in the Company’s consolidated statements of income.

Securities with unrealized losses segregated by length of time such securities have been in a continuous loss position were as follows:

	December 31, 2012
	Less than 12 Months		More than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$—	$—	$603	$(12)	$603	$(12)
Mortgage-backed securities	224	—	3,964	(27)	4,188	(27)

Total	$224	$—	$4,567	$(39)	$4,791	$(39)

Held to Maturity
States and political subdivisions	$37,322	$(335)	$1,140	$(19)	$38,462	$(354)
Collateralized mortgage obligations	2,366	(50)	—	—	2,366	(50)
Mortgage-backed securities	1,081,414	(4,516)	234	(1)	1,081,648	(4,517)

Total	$1,121,102	$(4,901)	$1,374	$(20)	$1,122,476	$(4,921)

	December 31, 2011
	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$375	$—	$510	$(6)	$885	$(6)
Collateralized mortgage obligations	—	—	765	(21)	765	(21)
Mortgage-backed securities	297	(1)	7,423	(65)	7,720	(66)

Total	$672	$(1)	$8,698	$(92)	$9,370	$(93)

Held to Maturity
States and political subdivisions	$3,169	$(186)	$2,803	$(97)	$5,972	$(283)
Collateralized mortgage obligations	353	(27)	1,693	(122)	2,046	(149)
Mortgage-backed securities	281,796	(88)	305	(3)	282,101	(91)

Total	$285,318	$(301)	$4,801	$(222)	$290,119	$(523)

At December 31, 2012, there were approximately 330 securities in an unrealized loss position for more than 12 months.

The amortized cost and fair value of investment securities at December 31, 2012, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$28,412	$28,635	$8,875	$9,306
Due after one year through five years	123,508	124,429	2,942	3,094
Due after five years through ten years	154,827	157,576	24,110	25,262
Due after ten years	106,224	111,688	7,602	7,988

Subtotal	412,971	422,328	43,529	45,650
Mortgage-backed securities and collateralized mortgage obligations	6,802,424	6,996,367	169,317	181,020

Total	$7,215,395	$7,418,695	$212,846	$226,670

The Company recorded no gain or loss on sale of securities for the twelve months ended December 31, 2012 and recorded a loss on sale of securities of $581 thousand for the twelve months ended December 31, 2011. The Company sold two non-agency collateralized mortgage obligations (“CMO’s”) with a total book value of $3.2 million due to a downgrade of the CMO’s to less than investment grade in the second quarter of 2011. At December 31, 2012, the Company had eight non-agency CMO’s with a remaining book value of $2.5 million and a fair value of $2.5 million.

At December 31, 2012 and 2011, the Company did not own securities of any one issuer (other than the U.S. government and its agencies) for which aggregate adjusted cost exceeded 10% of the consolidated shareholders’ equity at such respective dates.

Securities with an amortized cost of $4.13 billion and $2.48 billion and a fair value of $4.27 billion and $2.57 billion at December 31, 2012 and 2011, respectively, were pledged to collateralize public deposits and for other purposes required or permitted by law.

6.	LOANS AND ALLOWANCE FOR CREDIT LOSSES

The loan portfolio consists of various types of loans made principally to borrowers located in Bryan/College Station, Central Texas, Dallas/Fort Worth, East Texas, Houston, South Texas and West Texas and is classified by major type as follows:

	December 31,
	2012	2011
	(Dollars in thousands)
Residential mortgage loans held for sale	$10,433	$—
Commercial and industrial	771,114	406,433
Real estate:
Construction and land development	550,768	482,140
1-4 family residential	1,245,332	1,007,266
Home equity	186,801	146,999
Commercial real estate	1,854,057	1,351,986
Farmland	211,156	136,008
Multi-family residential	136,585	89,240
Agriculture	74,481	34,226
Consumer (net of unearned discount)	103,725	78,187
Other	35,488	33,421

Total loans held for investment	5,169,507	3,765,906

Total	$5,179,940	$3,765,906

Loan Origination/Risk Management. The Company has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions. All loans over $500 thousand and below $2.5 million are evaluated and acted upon on a daily basis by two of the company-wide loan concurrence officers. All loans above $2.5 million are evaluated and acted upon by an officers’ loan committee which meets weekly. In addition to the officers’ loan committee evaluation, loans from $15.0 million to $25.0 million are evaluated and acted upon by the directors’ loan committee which consists of three directors of the Bank and meets as necessary. Total loan relationships over $25.0 million are evaluated and acted upon by the Bank’s board of directors either at a regularly scheduled monthly board meeting or by teleconference or written consent.

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

(ii) Commercial Real Estate. The Company makes commercial real estate loans collateralized by owner-occupied and non-owner-occupied real estate to finance the purchase of real estate. The Company’s commercial real estate loans are collateralized by first liens on real estate, typically have variable interest rates (or five year or less fixed rates) and amortize over a 15 to 20 year period. Payments on loans secured by such properties are often dependent on the successful operation or management of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than other types of loans. The Company seeks to minimize these risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition in connection with underwriting these loans. The underwriting analysis also includes credit verification, analysis of global cash flow, appraisals and a review of the financial condition of the borrower. At December 31, 2012, approximately 41.4% of the outstanding principal balance of the Company’s commercial real estate loans were secured by owner-occupied properties. At December 31, 2012, the Company had total commercial real estate loans totaling $2.54 billion which include the categories of construction and land development loans, commercial real estate loans and multi-family residential loans.

(iii) 1-4 Family Residential Loans. The Company’s lending activities also includes the origination of 1-4 family residential mortgage loans collateralized by owner-occupied residential properties located in the Company’s market areas. The Company offers a variety of mortgage loan products which generally are amortized over five to 25 years. Loans collateralized by 1-4 family residential real estate generally have been originated in amounts of no more than 89% of appraised value or have mortgage insurance. The Company requires mortgage title insurance and hazard insurance. Other than with respect to mortgage banking activities acquired in the ASB acquisition, the Company has elected to keep all 1-4 family residential loans for its own account rather than selling such loans into the secondary market. By doing so, the Company is able to realize a higher yield on these loans; however, the Company also incurs interest rate risk as well as the risks associated with nonpayments on such loans.

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

The contractual maturity ranges of the 1-4 family residential, home equity, commercial and industrial, commercial real estate, construction and land development and agriculture portfolios and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of December 31, 2012 are summarized in the following table. Contractual maturities are based on contractual amounts outstanding and do not include loan purchase discounts of $79.9 million or loans held for sale of $10.4 million at December 31, 2012:

	One Year or Less	After One Through Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial and industrial	$292,241	$304,785	$190,994	$788,020
Real estate:
Construction and land development	137,931	65,535	349,768	553,234
1-4 family residential and home equity	21,418	106,056	1,305,520	1,432,994
Commercial	85,272	338,642	1,619,353	2,043,267
Agriculture and farmland	58,007	66,315	168,184	292,506
Consumer and other	54,524	73,341	11,563	139,428

Total	$649,393	$954,674	$3,645,382	$5,249,449

Loans with a predetermined interest rate	$226,903	$454,651	$1,756,732	$2,438,286
Loans with a floating interest rate	422,490	500,023	1,888,650	2,811,163

Total	$649,393	$954,674	$3,645,382	$5,249,449

Concentrations of Credit. Most of the Company’s lending activity occurs within the state of Texas. The majority of the Company’s loan portfolio consists of commercial and industrial and commercial real estate loans. As of December 31, 2012 and 2011, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

Foreign Loans. The Company has U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments was not significant at December 31, 2012 or 2011.

Related Party Loans. As of December 31, 2012 and 2011, loans outstanding to directors, officers and their affiliates totaled $6.7 million and $9.8 million, respectively. All transactions entered into between the Company and such related parties are done in the ordinary course of business, made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related-party loans is as follows:

	Year Ended December 31,
	2012	2011
	(Dollars in thousands)
Beginning balance	$9,809	$12,783
New loans and reclassified related loans	967	4,168
Repayments	(4,094)	(7,142)

Ending balance	$6,682	$9,809

Nonperforming Assets and Non-Accrual and Past Due Loans. The Company has several procedures in place to assist it in maintaining the overall quality of its loan portfolio. The Company has established underwriting guidelines to be followed by its officers and the Company also monitors its delinquency levels for any negative or adverse trends. There can be no assurance, however, that the Company’s loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general economic conditions.

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

An aging analysis of past due loans, segregated by class of loans, was as follows:

	December 31, 2012
	Loans Past Due and Still Accruing
		90 or More	Total Past	Nonaccrual	Current	Total
	30-89 Days	Days	Due Loans	Loans	Loans	Loans
	(Dollars in thousands)
Construction and land development	$3,863	$—	$3,863	$1,170	$545,735	$550,768
Agriculture and agriculture real estate (includes farmland)	310	21	331	396	284,910	285,637
1-4 family (includes home equity)(1)	2,307	310	2,617	1,598	1,438,351	1,442,566
Commercial real estate (includes multi-family residential)	9,163	—	9,163	—	1,981,479	1,990,642
Commercial and industrial	4,843	—	4,843	1,469	764,802	771,114
Consumer and other	856	—	856	749	137,608	139,213

Total	$21,342	$331	$21,673	$5,382	$5,152,885	$5,179,940

	December 31, 2011
	Loans Past Due and Still Accruing
		90 or More	Total Past	Nonaccrual	Current	Total
	30-89 Days	Days	Due Loans	Loans	Loans	Loans
	(Dollars in thousands)
Construction and land development	$1,281	$—	$1,281	$1,175	$479,684	$482,140
Agriculture and agriculture real estate (includes farmland)	365	—	365	49	169,820	170,234
1-4 family (includes home equity)	1,527	—	1,527	923	1,151,815	1,154,265
Commercial real estate (includes multi-family residential)	5,630	—	5,630	790	1,434,806	1,441,226
Commercial and industrial	1,544	—	1,544	633	404,256	406,433
Consumer and other	89	—	89	8	111,511	111,608

Total	$10,436	$—	$10,436	$3,578	$3,751,892	$3,765,906

(1)	Includes $10,433 of residential mortgage loans held for sale at December 31, 2012.

The following table presents information regarding nonperforming assets at the dates indicated:

	December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Nonaccrual loans	$5,382	$3,578	$4,439	$6,079	$2,142
Accruing loans 90 or more days past due	331	—	189	2,332	7,594

Total nonperforming loans	5,713	3,578	4,628	8,411	9,736
Repossessed assets	68	146	161	116	182
Other real estate	7,234	8,328	11,053	7,829	4,450

Total nonperforming assets	$13,015	$12,052	$15,842	$16,356	$14,368

Nonperforming assets to total loans and other real estate	0.25%	0.32%	0.45%	0.48%	0.40%

The Company’s conservative lending approach has resulted in sound asset quality. The Company had $13.0 million in nonperforming assets at December 31, 2012 compared with $12.1 million at December 31, 2011 and $15.8 million at December 31, 2010. The nonperforming assets at December 31, 2012 consisted of 116 separate credits or ORE properties.

If interest on nonaccrual loans had been accrued under the original loan terms, approximately $270 thousand, $253 thousand, and $701 thousand would have been recorded as income for the years ended December 31, 2012, 2011 and 2010, respectively.

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

	December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
	(Dollars in thousands)
With no related allowance recorded:

Construction and land development	$1,144	$1,175	$—	$368
Agriculture and agriculture real estate (includes farmland)	77	77	—	34
1-4 family (includes home equity)	491	522	—	381
Commercial real estate (includes multi-family residential)	450	476	—	676
Commercial and industrial	87	89	—	75
Consumer and other	10	10	—	3

With an allowance recorded:

Construction and land development	$—	$—	$—	$451
Agriculture and agriculture real estate (includes farmland)	34	41	29	45
1-4 family (includes home equity)	999	1,017	273	720
Commercial real estate (includes multi-family residential)	2,450	2,451	610	2,725
Commercial and industrial	1,043	1,079	1,002	782
Consumer and other	66	81	67	21

Total:

Construction and land development	$1,144	$1,175	$—	$819
Agriculture and agriculture real estate (includes farmland)	111	118	29	79
1-4 family (includes home equity)	1,490	1,539	273	1,101
Commercial real estate (includes multi-family residential)	2,900	2,927	610	3,401
Commercial and industrial	1,130	1,168	1,002	857
Consumer and other	76	91	67	24

	$6,851	$7,018	$1,981	$6,281

	December 31, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
	(Dollars in thousands)
With no related allowance recorded:

Construction and land development	$111	$111	$—	$58
Agriculture and agriculture real estate (includes farmland)	6	6	—	5
1-4 family (includes home equity)	313	344	—	291
Commercial real estate (includes multi-family residential)	668	705	—	637
Commercial and industrial	112	1,513	—	253
Consumer and other	—	—	—	3

With an allowance recorded:

Construction and land development	$1,064	$1,064	$312	$584
Agriculture and agriculture real estate (includes farmland)	43	46	39	21
1-4 family (includes home equity)	677	731	362	663
Commercial real estate (includes multi-family residential)	483	485	165	309
Commercial and industrial	521	535	300	642
Consumer and other	8	20	8	18

Total:

Construction and land development	$1,175	$1,175	$312	$642
Agriculture and agriculture real estate (includes farmland)	49	52	39	26
1-4 family (includes home equity)	990	1,075	362	954
Commercial real estate (includes multi-family residential)	1,151	1,190	165	946
Commercial and industrial	633	2,048	300	895
Consumer and other	8	20	8	21

	$4,006	$5,560	$1,186	$3,484

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

The following table presents risk grades and classified loans by class of loan at December 31, 2012. Classified loans include loans in risk grades 5, 6 and 7.

	Construction and Land Development	Agriculture and Real Estate (Includes Farmland)	1-4 Family (Includes Home Equity)(1)	Commercial Real Estate (Includes Multi- Family)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Grade 1	$476	$4,195	$515	$—	$53,965	$38,789	$97,940
Grade 2	537,340	277,333	1,431,095	1,945,319	702,587	100,163	4,993,837
Grade 3	7,250	2,024	4,947	11,760	8,926	—	34,907
Grade 4	4,256	1,694	4,303	11,711	1,385	176	23,525
Grade 5	1,144	111	1,477	2,900	1,130	76	6,838
Grade 6	—	—	13	—	—	—	13
Grade 7	—	—	—	—	—	—	—
PCI Loans	302	280	216	18,952	3,121	9	22,880

Total	$550,768	$285,637	$1,442,566	$1,990,642	$771,114	$139,213	$5,179,940

(1)	Includes $10,433 of residential mortgage loans held for sale at December 31, 2012.

The following table presents risk grades and classified loans by class of loan at December 31, 2011. Classified loans include loans in risk grades 5, 6 and 7.

	Construction and Land Development	Agriculture and Real Estate (Includes Farmland)	1-4 Family (Includes Home Equity)	Commercial Real Estate (Includes Multi- Family)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Grade 1	$—	$3,319	$—	$—	$45,218	$31,602	$80,139
Grade 2	465,572	166,656	1,140,210	1,399,915	355,862	79,996	3,608,211
Grade 3	1,757	210	9,131	14,335	4,189	—	29,622
Grade 4	13,636	—	3,934	25,825	531	2	43,928
Grade 5	1,175	49	970	1,151	532	8	3,885
Grade 6	—	—	20	—	101	—	121
Grade 7	—	—	—	—	—	—	—

Total	$482,140	$170,234	$1,154,265	$1,441,226	$406,433	$111,608	$3,765,906

Allowance for Possible Credit Losses. The allowance for credit losses is established through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses which it believes is adequate for estimated losses in the Company’s loan portfolio. The amount of the allowance for credit losses is affected by the following: (i) charge-offs of loans that occur when loans are deemed uncollectible and decrease the allowance, (ii) recoveries on loans previously charged off that increase the allowance and (iii) provisions for credit losses charged to earnings that increase the allowance. Based on an evaluation of the loan portfolio and consideration of the factors listed below, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance.

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

At December 31, 2012, the allowance for credit losses totaled $52.6 million, or 1.01% of total loans. At December 31, 2011, the allowance aggregated $51.6 million or 1.37% of total loans.

The following table details the recorded investment in loans and activity in the allowance for credit losses by portfolio segment for the year ended December 31, 2012 and 2011. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Construction and Land Development	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (Includes Home Equity)	Commercial Real Estate (Commercial Mortgage and Multi-Family)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses:
Balance January 1, 2010	$12,994	$271	$12,837	$20,436	$3,891	$1,155	$51,584
Provision for credit losses	209	239	1,168	2,011	1,103	470	5,200
Charge-offs	(1,509)	—	(1,392)	(1,027)	(1,694)	(1,228)	(6,850)
Recoveries	400	1	32	40	526	661	1,660

Net charge-offs	(1,109)	1	(1,360)	(987)	(1,168)	(567)	(5,190)

Balance December 31, 2011	12,094	511	12,645	21,460	3,826	1,058	51,594
Provision for credit losses	1,190	290	1,754	273	1,810	783	6,100
Charge-offs	(1,392)	(82)	(569)	(2,294)	(674)	(2,885)	(7,896)
Recoveries	17	45	112	168	815	1,609	2,766

Net charge-offs	(1,375)	(37)	(457)	(2,126)	141	(1,276)	(5,130)

Balance December 31, 2012	$11,909	$764	$13,942	$19,607	$5,777	$565	$52,564

Allowance for credit losses related to:
December 31, 2011
Individually evaluated for impairment	$312	$39	$362	$165	$300	$8	$1,186
Collectively evaluated for impairment	11,782	472	12,283	21,295	3,526	1,050	50,408

Total allowance for credit losses	$12,094	$511	$12,645	$21,460	$3,826	$1,058	$51,594

December 31, 2012
Individually evaluated for impairment	$—	$29	$273	$610	$1,002	$67	$1,981
Collectively evaluated for impairment	11,909	735	13,669	18,997	4,775	498	50,583
PCI loans	—	—	—	—	—	—	—

Total allowance for credit losses	$11,909	$764	$13,942	$19,607	$5,777	$565	$52,564

Recorded investment in loans:
December 31, 2011
Individually evaluated for impairment	$1,175	$49	$990	$1,151	$633	$8	$4,006
Collectively evaluated for impairment	480,965	170,185	1,153,275	1,440,075	405,800	111,600	3,761,900

Total loans evaluated for impairment	$482,140	$170,234	$1,154,265	$1,441,226	$406,433	$111,608	$3,765,906

December 31, 2012
Individually evaluated for impairment	$1,144	$111	$1,490	$2,900	$1,130	$76	$6,851
Collectively evaluated for impairment	549,322	285,246	1,430,427	1,968,790	766,863	139,128	5,139,776
PCI	302	280	216	18,952	3,121	9	22,880

Total loans evaluated for impairment	$550,768	$285,637	$1,432,133	$1,990,642	$771,114	$139,213	$5,169,507

An analysis of activity in the allowance for credit losses for the year ended December 31, 2010 is as follows (dollars in thousands):

Balance at beginning of year	$51,863
Addition—provision charged to operations	13,585
Charge-offs and recoveries:
Loans charged off	(15,483)
Loan recoveries	1,619

Net charge-offs	(13,864)

Balance at end of year.	$51,584

Troubled Debt Restructurings. The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. Effective July 1, 2011, the Company adopted the provisions of ASU No. 2011-02, “Receivables (Topic 310)—A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” As such, the Company reassessed all loan modifications occurring since January 1, 2011 for identification as troubled debt restructurings. The following table presents information regarding the recorded balance at December 31, 2012 and 2011 of loans modified in a troubled debt restructuring during the years ended December 31, 2012 and 2011:

	As of December 31,
	2012			2011
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Construction and land development	—	$—	$—	—	$—	$—
Agriculture and agriculture real estate	—	—	—	—	—	—
1-4 Family (includes home equity)	—	—	—	4	109	84
Commercial real estate (commercial mortgage and multi-family)	1	52	51	2	5,264	5,171
Commercial and industrial	4	1,007	951	3	114	93
Consumer and other	1	64	63	—	—	—

Total	6	$1,123	$1,065	9	$5,487	$5,348

As of December 31, 2012, there have been no defaults on any loans that were modified as troubled debt restructurings during the preceding twelve months. Default is determined at 90 or more days past due. The modifications primarily related to extending the amortization periods of the loans, which includes loans modified during bankruptcy. The Company did not grant principal reductions on any restructured loan. For the year ended December 31, 2012, the Company added $1.1 million in new troubled debt restructurings all of which were still outstanding on December 31, 2012. The remaining restructured loans are performing and accruing loans. These modifications did not have a material impact on the Company’s determination of the allowance for credit losses.

7.	FAIR VALUE

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Fair values represent the estimated price that would be received from selling an asset or paid to transfer a liability, otherwise known as an “exit price.” Securities available for sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis such as certain loans including loans held-for-sale, goodwill and other intangible assets and other real estate owned. These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or write downs of individual assets.

Fair Value Hierarchy

The Company groups financial assets and financial liabilities measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value. These levels are:

•	Level 1—Quoted prices in active markets for identical assets or liabilities.

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

The following tables present fair values for assets measured at fair value on a recurring basis:

	As of December 31, 2012
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available for sale securities:
States and political subdivisions	$—	$36,434	$—	$36,434
Corporate debt securities and other	7,688	1,528	—	9,216
Collateralized mortgage obligations	—	604	—	604
Mortgage-backed securities	—	180,416	—	180,416

Total	$7,688	$218,982	$—	$226,670

	As of December 31, 2011
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available for sale securities:
States and political subdivisions	$—	$39,076	$—	$39,076
Corporate debt securities and other	7,656	1,613	—	9,269
Collateralized mortgage obligations	—	765	—	765
Mortgage-backed securities	—	273,206	—	273,206

Total	$7,656	$314,660	$—	$322,316

Certain assets and liabilities are measured at fair value on a non-recurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). These instruments include other real estate owned, repossessed assets, held to maturity debt securities, loans held-for-sale, and impaired loans. For the year ended December 31, 2012, the Company had additions to other real estate owned of $12.0 million, of which $3.9 million were outstanding as of December 31, 2012. For the year ended December 31, 2012, the Company had additions to impaired loans of $11.5 million, of which $5.1 million were outstanding as of December 31, 2012. The remaining financial assets and liabilities measured at fair value on a non-recurring basis that were recorded in 2012 and remained outstanding at December 31, 2012, were not significant. During the reported periods, all fair value measurements for assets remeasured at fair value on a non-recurring basis utilized Level 2 inputs.

The following table summarizes the carrying values and estimated fair values of certain financial instruments not recorded at fair value on a regular basis:

	As of December 31, 2012
	Carrying Amount	Estimated Fair Value
		Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Cash and due from banks	$325,952	$325,952	$—	$—	$325,952
Federal funds sold	352	352	—	—	352
Held to maturity securities	7,215,395	—	7,418,695	—	7,418,695
Loans held for sale	10,433	10,433	—	—	10,433
Loans held for investment, net of allowance	5,116,943	—	—	5,186,779	5,186,779
Federal Home Loan Bank of Dallas stock	34,461	34,461	—	—	34,461
Liabilities
Deposits:
Noninterest-bearing	$3,016,205	$—	$3,016,205	$—	$3,016,205
Interest-bearing	8,625,639	—	8,640,625	—	8,640,625
Other borrowings	256,753	—	258,819	—	258,819
Securities sold under repurchase agreements	454,502	—	454,596	—	454,596
Junior subordinated debentures	85,055	—	72,705	—	72,705

	As of December 31, 2011
	Carrying Amount	Estimated Fair Value
		Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Cash and due from banks	$212,800	$212,800	$—	$—	$212,800
Federal funds sold	642	642	—	—	642
Held to maturity securities	4,336,620	—	4,492,988	—	4,492,988
Loans held for sale	—	—	—	—	—
Loans held for investment, net of allowance	3,714,312	—	—	3,814,858	3,814,858
Federal Home Loan Bank of Dallas stock	11,601	11,601	—	—	11,601
Liabilities
Deposits:
Noninterest-bearing	$1,972,226	$—	$1,972,226	$—	$1,972,226
Interest-bearing	6,088,028	—	6,101,867	—	6,101,867
Other borrowings	12,790	—	14,974	—	14,974
Securities sold under repurchase agreements	54,883	—	54,883	—	54,883
Junior subordinated debentures	85,055	—	71,001	—	71,001

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

The following is a description of valuation methodologies used for assets and liabilities recorded at fair value, non-financial assets and non-financial liabilities, and for estimating fair value for financial instruments not recorded at fair value:

Cash and due from banks—For these short-term instruments, the carrying amount is a reasonable estimate of fair value. The Company classifies the estimated fair value of these instruments as Level 1.

Federal funds sold—For these short-term instruments, the carrying amount is a reasonable estimate of fair value. The Company classifies the estimated fair value of these instruments as Level 1.

Securities—Fair value measurements based upon quoted prices are considered Level 1 inputs. Level 1 securities consist of U.S. Treasury securities and certain equity securities which are included in the available for sale portfolio. For all other available for sale and held to maturity securities, if quoted prices are not available, fair values are measured using Level 2 inputs. For these securities, the Company generally obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. The Company reviews the prices supplied by the independent pricing service, as well as their underlying pricing methodologies, for reasonableness.

Securities available for sale are recorded at fair value on a recurring basis.

Loans held for investment — The Company does not record loans at fair value on a recurring basis. As such, valuation techniques discussed herein for loans are primarily for estimating fair value disclosures. However, from time to time, the Company records nonrecurring fair value adjustments to impaired loans to reflect (1) partial write downs that are based on the observable market price or current appraised value of the collateral, or (2) the full charge-off of the loan carrying value. Where appraisals are not available, estimated cash flows are discounted using a rate commensurate with the credit risk associated with those cash flows. Assumptions regarding credit risk, cash flows and discount rates are judgmentally determined using available market information and specific borrower information.

The estimated fair value approximates carrying value for variable-rate loans that reprice frequently and with no significant change in credit risk. The fair value of fixed-rate loans and variable-rate loans which reprice on an infrequent basis is estimated by discounting future cash flows using the current interest rates at which similar loans with similar terms would be made to borrowers of similar credit quality. An overall valuation adjustment is made for specific credit risks as well as general portfolio credit risk. The Company classifies the estimated fair value of loans held for investment as Level 3.

Loans held for sale— Loans held for sale are carried at the lower of cost or estimated fair value. Fair value for consumer mortgages held for sale is based on commitments on hand from investors or prevailing market prices. As such, the Company classifies loans subjected to nonrecurring fair value adjustments as Level 1.

Federal Home Loan Bank of Dallas Stock— The fair value of FHLB stock is estimated to be equal to its carrying amount as reported in the accompanying Consolidated Balance Sheets, given it is not a publicly traded equity security, it has an adjustable dividend rate, and all transactions in the stock are executed at the stated par value. FHLB stock is considered a Level 1 fair value.

Other real estate owned— Other real estate owned is primarily foreclosed properties securing residential loans and commercial real estate. Foreclosed assets are adjusted to fair value less estimated costs to sell upon transfer of the loans to other real estate owned. Subsequently, these assets are carried at the lower of carrying value or fair value less estimated costs to sell. Other real estate carried at fair value based on an observable market price or a current appraised value is classified by the Company as Level 2. When management determines that the fair value of other real estate requires additional adjustments, either as a result of a non-current appraisal or when there is no observable market price, the Company classifies the other real estate as Level 3.

Deposits—The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities. Deposits fair value measurements utilize Level 2 inputs.

Junior subordinated debentures—The fair value of the junior subordinated debentures was calculated using the quoted market prices, if available. If quoted market prices are not available, fair value is estimated using quoted market prices for similar subordinated debentures. Junior subordinated debentures fair value measurements utilize Level 2 inputs.

Other borrowings—Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate the fair value of other borrowings using a discounted cash flows methodology and are measured utilizing Level 2 inputs.

Securities sold under repurchase agreements—The fair value of securities sold under repurchase agreements is the amount payable on demand at the reporting date and are measured utilizing Level 2 inputs.

Off-balance sheet financial instruments—The fair value of commitments to extend credit and standby letters of credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreement and the present creditworthiness of the counterparties. The Company has reviewed the unfunded portion of commitments to extend credit as well as standby and other letters of credit, and has determined that the fair value of such financial instruments is not material. The Company classifies the estimated fair value of credit-related financial instruments as Level 3.

8.	PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
	2012	2011
	(Dollars in thousands)
Land	$66,694	$55,819
Buildings	156,140	122,116
Furniture, fixtures and equipment	33,056	28,109
Construction in progress	4,334	854

Total	260,224	206,898
Less accumulated depreciation	(54,956)	$(47,242)

Premises and equipment, net	$205,268	$159,656

Depreciation expense was $8.9 million, $8.2 million and $8.3 million for the years ended December 31, 2012, 2011 and 2010, respectively.

9.	DEPOSITS

Included in interest-bearing deposits are certificates of deposit in amounts of $100,000 or more. These certificates and their remaining maturities at December 31, 2012 were as follows (dollars in thousands):

Three months or less	$323,408
Over three through six months.	672,438
Over six through 12 months	186,720
Over 12 months	77,877

Total	$1,260,443

Interest expense for certificates of deposit in excess of $100,000 was $8.9 million, $11.6 million and $19.5 million, for the years ended December 31, 2012, 2011 and 2010, respectively.

The Company has no brokered deposits and there are no major concentrations of deposits with any one depositor.

10.	OTHER BORROWINGS AND SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

The Company utilizes borrowings to supplement deposits to fund its lending and investment activities. Borrowings consist of funds from the Federal Home Loan Bank (“FHLB”) and securities sold under repurchase agreements.

The following table presents the Company’s borrowings at December 31, 2012 and 2011:

	December 31,
	2012	2011
	(Dollars in thousands)
FHLB advances	$245,000	$—
FHLB long-term notes payable	11,753	12,790

Total other borrowings	256,753	12,790
Securities sold under repurchase agreements	454,502	54,883

Total	$711,255	$67,673

FHLB advances and long-term notes payable—The Company has an available line of credit with the FHLB of Dallas, which allows the Company to borrow on a collateralized basis. FHLB advances are considered short-term, overnight borrowings and used to manage liquidity as needed. Additionally, the Company utilizes long-term FHLB notes. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At December 31, 2012, the Company had total funds of $3.71 billion available under this agreement of which a total amount of $256.8 million was outstanding at December 31, 2012. Short-term overnight FHLB advances of $245.0 million were outstanding at December 31, 2012, at a weighted average rate of rate of 0.17%. Long-term notes payable were $11.8 million at December 31, 2012, with a weighted average interest rate of 5.22%. The maturity dates on the FHLB notes payable range from the years 2013 to 2028 and have interest rates ranging from 4.08% to 6.10%.

Securities sold under repurchase agreements— At December 31, 2012, the Company had $454.5 million in securities sold under repurchase agreements compared with $54.9 million at December 31, 2011 with average rates paid of 0.27% and 0.54% for years ended December 31, 2012 and 2011, respectively. Repurchase agreements with banking customers are generally settled on the following business day. Approximately, $23.5 million of repurchase agreements outstanding at December 31, 2012, have maturity dates ranging from one to sixteen months. All securities sold under agreements to repurchase are collateralized by certain pledged securities.

11.	INCOME TAXES

The components of the provision for federal income taxes are as follows:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Current	$74,168	$70,011	$63,555
Deferred	9,615	2,006	539

Total	$83,783	$72,017	$64,094

The provision for federal income taxes differs from the amount computed by applying the federal income tax statutory rate on income as follows:

	Year Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Taxes calculated at statutory rate	$88,089	$74,818	$67,131
Increase (decrease) resulting from:
Tax-exempt interest	(3,836)	(2,344)	(1,938)
Qualified Zone Academy Bond credit	—	(373)	(373)
Qualified School Construction Bond credit	(504)	(504)	(501)
BOLI income	(936)	(484)	(580)
Qualified stock options	22	55	99
Merger related expenses	538	—	—
Other, net	410	849	256

Total	$83,783	$72,017	$64,094

Deferred tax assets and liabilities are as follows:

	December 31,
	2012	2011
	(Dollars in thousands)
Deferred tax assets:
Loan purchase discounts	$28,557	$—
Allowance for credit losses	18,239	17,886
Accrued liabilities	5,566	3,474
Restricted stock	3,192	2,309
Deferred compensation	3,153	282
Net operating losses	1,887	—
Self insurance reserve	1,043	378
ORE write-downs	967	525
Other	211	37
Securities	—	512

Total deferred tax assets	62,815	25,403
Deferred tax liabilities:
Goodwill and core deposit intangibles	(20,559)	(15,168)
Bank premises and equipment	(10,610)	(6,980)
Securities	(9,901)	—
Investments in partnerships	(9,296)	(9,233)
Unrealized gain on available for sale securities	(4,838)	(7,254)
Prepaid expenses	(941)	(713)
Deferred loan fees and costs	(652)	(606)
Loans	—	(38)

Total deferred tax liabilities	(56,797)	(39,992)

Net deferred tax asset (liabilities)	$6,018	$(14,589)

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and estimates of future taxable income over the periods for which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at December 31, 2012.

Net operating loss carryforwards expire on various dates beginning in 2025 through 2030.

Benefits from tax positions are recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company had no tax positions at December 31, 2012 or December 31, 2011 that did not meet the more-likely-than not recognition threshold. ASC Topic 740 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. Penalties are recorded in other (gains) losses and interest paid or received is recorded in interest expense or interest income, respectively, in the consolidated statement of income. As of December 31, 2012 and December 31, 2011, the Company has not accrued any interest and penalties related to unrecognized tax benefits. The Company has identified its federal tax return and its state tax return in Texas as “major” tax jurisdictions, as defined. The only periods subject to examination for the Company’s federal return are the 2009 through 2011 tax years.

12.	STOCK INCENTIVE PROGRAMS

At December 31, 2012, the Company had four stock-based employee compensation plans and one stock option plan assumed in connection with acquisitions under which no additional options will be granted. Two of the four plans adopted by the Company have expired and therefore no additional awards may be issued under those plans. The Company accounts for stock-based employee compensation plans using the fair value-based method of accounting. The Company recognized stock-based compensation expense of $3.6 million, $3.6 million and $3.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. There was approximately $1.2 million, $1.2 million and $964 thousand of income tax benefit recorded for the stock-based compensation expense for the same periods, respectively.

During 1995, the Company’s Board of Directors approved a stock option plan (the “1995 Plan”) for executive officers and key associates to purchase common stock of Bancshares. The maximum number of shares reserved for issuance pursuant to options granted under the 1995 Plan was 680,000 (after two-for-one and four-for-one stock splits) and a total of 675,000 options were granted under the 1995 Plan. Options to purchase a total of 3,750 shares of common stock of Bancshares granted under the 1995 Plan were outstanding and exercisable at December 31, 2012. The 1995 Plan has expired and therefore no additional options may be issued from the 1995 Plan.

During 1998, the Company’s Board of Directors and shareholders approved the Prosperity Bancshares, Inc. 1998 Stock Incentive Plan (the “1998 Plan”) which authorized the issuance of up to 920,000 (after two-for-one stock split) shares of the common stock of Bancshares under both non-qualified and incentive stock options to employees and non-qualified stock options to directors who are not employees. The 1998 Plan also provided for the granting of restricted stock awards, stock appreciation rights, phantom stock awards and performance awards on substantially similar terms. A total of 819,500 options were granted under the 1998 Plan. Options to purchase a total of 223,030 shares of common stock of Bancshares granted under the 1998 Plan were outstanding and exercisable at December 31, 2012. The 1998 Plan has expired and therefore no additional options may be issued from the 1998 Plan.

In December 2004, the Company’s Board of Directors established the Prosperity Bancshares, Inc. 2004 Stock Incentive Plan (the “2004 Plan”), which was approved by the Company’s shareholders on February 23, 2005. The 2004 Plan authorizes the issuance of up to 1,250,000 shares of common stock upon the exercise of options granted under the 2004 Plan or upon the grant or exercise, as the case may be, of other awards granted under the 2004 Plan. The 2004 Plan provides for the granting of incentive and nonqualified stock options to employees and nonqualified stock options to directors who are not employees. The 2004 Plan also provides for the granting of shares of restricted stock, stock appreciation rights, phantom stock awards and performance awards on substantially similar terms. A total of 191,625 options and 564,579 shares of restricted stock have been granted under the 2004 Plan as of December 31, 2012. Options to purchase a total of 152,875 shares of common stock of Bancshares granted under the 2004 Plan were outstanding at December 31, 2012, of which 92,125 were exercisable. Remaining shares available for grant under the 2004 Plan totaled 493,796 at December 31, 2012.

On April 1, 2006, the Company acquired SNB Bancshares, Inc. The options to purchase shares of SNB Bancshares, Inc. common stock outstanding at the effective time of the transaction were converted into options to purchase a total of 467,578 shares of Bancshares common stock at exercise prices ranging from $8.15 to $17.63 per share. The converted options are governed by the original plan under which they were issued. Options to purchase a total of 6,950 shares of common stock of Bancshares granted under the 2004 Plan were outstanding and exercisable at December 31, 2012.

On February 22, 2012, the Company’s Board of Directors adopted the Prosperity Bancshares, Inc. 2012 Stock Incentive Plan (the “2012 Plan”), subject to approval by the Company’s shareholders. The Company’s shareholders approved the 2012 Plan at the annual meeting of shareholders on April 17, 2012. The 2012 Plan authorizes the issuance of up to 1,250,000 shares of common stock upon the exercise of options granted under the 2012 Plan or pursuant to the grant or exercise, as the case may be, of other awards granted under the 2012 Plan, including restricted stock, stock appreciation rights, phantom stock awards and performance awards. As of December 31, 2012, no options or other awards have been granted under the 2012 Plan.

Stock options are issued at the current market price on the date of the grant, subject to a pre-determined vesting period with a contractual term of 10 years. Options assumed in connection with acquisitions have contractual terms as established in the original option grant agreements entered into prior to acquisition. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. Black-scholes pricing model utilizes certain assumptions including expected life of the option, risk free interest rate, volatility and dividend yield. Stock-based compensation expense is recognized ratably over the requisite service period for all awards. There were no options issued for the years ended December 31, 2012, 2011 and 2010.

A summary of changes in outstanding vested and unvested options during the three year period ended December 31, 2012 is set forth below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
	(In thousands)			(In thousands)
Options outstanding, January 1, 2010	856	$25.88
Options granted	—	—
Options forfeited	(19)	25.68
Options exercised	(141)	19.16

Options outstanding, December 31, 2010	696	$27.24	4.48	$8,374
Options granted	—	—
Options forfeited	—	—
Options exercised	(171)	24.48

Options outstanding, December 31, 2011	525	28.18	3.88	6,391
Options granted	—	—
Options forfeited	(8)	30.93
Options exercised	(131)	27.36

Options outstanding, December 31, 2012	386	$28.39	3.20	$5,247

Shares vested or expected to vest, December 31, 2012	375	$28.02	3.17	$5,242

Shares exercisable, December 31, 2012	326	$27.42	2.40	$4,751

The total intrinsic value of the options exercised during the year ended December 31, 2012 and 2011 was $2.2 million and $2.7 million, respectively. The total fair value of shares vested during the year ended December 31, 2012, was $769 thousand. The total fair value of unvested shares forfeited during the year ended December 31, 2012, was $39 thousand. There were no forfeitures for the year ended December 31, 2011.

The Company received $3.6 million, $4.2 million and $2.7 million in cash from the exercise of stock options during the years ended December 31, 2012, 2011 and 2010, respectively. There was no tax benefit realized from exercises of the stock-based compensation arrangements during the years ended December 31, 2012, 2011 and 2010.

Share Awards

The Company also grants shares of restricted stock pursuant to the 2004 and 2012 Plans. These shares of restricted stock generally vest over a period of one to five years. The Company accounts for restricted stock grants by recording the fair value of the grant as compensation expense over the vesting period. Compensation expense related to restricted stock was $3.6 million, $3.6 million and $3.0 million for the years ended December 31, 2012, 2011 and 2010.

A summary of the status of nonvested shares of restricted stock as of December 31, 2012, and changes during the year then ended is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(In thousands)
Nonvested share awards outstanding, December 31, 2011	403	$37.44
Share awards granted	92	42.76
Unvested share awards forfeited	(33)	39.25
Share awards vested	(30)	42.27

Nonvested shares outstanding, December 31, 2012	432	$38.12

The total fair value of restricted stock awards that fully vested during the year ended December 31, 2012 was $1.3 million.

As of December 31, 2012, there was $8.1 million of total unrecognized compensation expense related to stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.8 years.

13.	OTHER NONINTEREST INCOME AND EXPENSE

Other noninterest income and expense totals are presented in the following tables. Components of these totals exceeding 1% of the aggregate of total net interest income and total noninterest income for any of the years presented and other amounts the Company elected to present are stated separately.

	Years Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Other noninterest income
Banking related service fees	$2,650	$2,184	$2,166
Mortgage	2,681	211	205
Trust	1,746	—	—
Bank Owned Life Insurance (BOLI)	2,673	1,382	1,658
Net losses on sales of assets	(231)	(527)	(3,860)
Rental income	1,667	1,424	1,285
Other	3,067	2,136	2,129

Total	$14,253	$6,810	$3,583

Other noninterest expense
Communications	$8,158	$6,946	$7,781
Property taxes	4,623	3,823	3,947
Printing and supplies	2,586	1,807	1,951
Travel and development	2,179	1,539	1,691
Professional fees	4,118	2,598	3,099
Other real estate	1,810	1,501	3,483
Other	9,727	7,186	7,919

Total	$33,201	$25,400	$29,871

14.	PROFIT SHARING PLAN

The Company has adopted a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code whereby the participants may contribute a percentage of their compensation as permitted under the Code. Matching contributions are made at the discretion of the Company. Presently, the Company matches 50% of an employee’s contributions, up to 15% of such employee’s compensation, not to exceed the maximum allowable pursuant to the Internal Revenue Code and excluding catch-up contributions. Such matching contributions were approximately $2.4 million, $1.8 million and $2.0 million for the years ended December 31, 2012, 2011 and 2010, respectively.

15.	OFF-BALANCE SHEET ARRANGEMENTS, COMMITMENTS AND CONTINGENCIES

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of December 31, 2012 (other than deposit obligations and securities sold repurchase agreements). The Company’s future cash payments associated with its contractual obligations pursuant to its junior subordinated debentures, FHLB notes payable and operating leases as of December 31, 2012 are summarized below. Payments for junior subordinated debentures include interest of $48.9 million that will be paid over the future periods. The future interest payments were calculated using the current rate in effect at December 31, 2012. The current principal balance of the junior subordinated debentures at December 31, 2012 was $85.1 million. Payments for FHLB notes payable include interest of $2.8 million that will be paid over the future periods. Payments related to leases are based on actual payments specified in underlying contracts.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Junior subordinated debentures	$2,355	$4,711	$4,711	$122,140	$133,917
Federal Home Loan Bank notes payable	246,527	3,836	2,312	6,898	259,573
Operating leases	4,784	6,271	2,279	380	13,714

Total	$253,666	$14,818	$9,302	$129,418	$407,204

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

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit expiring by period as of December 31, 2012 are summarized below.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$24,075	$4,554	$70	$—	$28,699
Commitments to extend credit	484,713	123,483	65,848	268,580	942,624

Total	$508,788	$128,037	$65,918	$268,580	$971,323

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

Commitments to Extend Credit. The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for credit losses. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts disclosed above do not necessarily represent future cash funding requirements. At December 31, 2012, $130.9 million of commitments to extend credit have fixed rates ranging from 1.1% to 18.0%.

The Company evaluates customer creditworthiness on a case-by-case basis. The amount of collateral obtained, if considered necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer.

Leases—The following table presents a summary of non-cancelable future operating lease commitments as of December 31, 2012 (dollars in thousands):

2013	$4,784
2014	3,763
2015	2,508
2016	1,505
2017	774
Thereafter	380

Total	$13,714

It is expected that in the normal course of business, expiring leases will be renewed or replaced by leases on other property or equipment.

Rent expense under all noncancelable operating lease obligations aggregated approximately $5.4 million for the year ended December 31, 2012, $5.2 million for the year ended December 31, 2011 and $5.3 million for the year ended December 31, 2010.

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

To meet the capital adequacy requirements, the Company and the Bank must maintain minimum capital amounts and ratios as defined in the regulations. As of December 31, 2012, the Company and the Bank met all capital adequacy requirements to which they were subject.

As of December 31, 2012, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below. There have been no conditions or events since that notification which management believes have changed the Bank’s category.

The following is a summary of the Company’s and the Bank’s capital ratios at December 31, 2012 and 2011:

	Actual		For Capital Adequacy Purposes		To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
CONSOLIDATED:
As of December 31, 2012
Total Capital (to Risk Weighted Assets)	$974,702	15.22%	$512,171	8.00%	N/A	N/A
Tier I Capital (to Risk Weighted Assets)	922,138	14.40%	256,086	4.00%	N/A	N/A
Tier I Capital (to Average Tangible Assets)	922,138	7.10%	389,831	3.00%	N/A	N/A
As of December 31, 2011
Total Capital (to Risk Weighted Assets)	$744,910	17.09%	$348,567	8.00%	N/A	N/A
Tier I Capital (to Risk Weighted Assets)	693,315	15.90%	174,284	4.00%	N/A	N/A
Tier I Capital (to Average Tangible Assets)	693,315	7.89%	263,518	3.00%	N/A	N/A

PROSPERITY BANK® ONLY:
As of December 31, 2012
Total Capital (to Risk Weighted Assets)	$959,907	15.01%	$511,612	8.00%	$639,516	10.00%
Tier I Capital (to Risk Weighted Assets)	907,343	14.19%	255,806	4.00%	383,709	6.00%
Tier I Capital (to Average Tangible Assets)	907,343	6.99%	389,622	3.00%	649,370	5.00%

As of December 31, 2011
Total Capital (to Risk Weighted Assets)	$731,732	16.81%	$348,096	8.00%	$435,120	10.00%
Tier I Capital (to Risk Weighted Assets)	680,138	15.62%	174,048	4.00%	261,072	6.00%
Tier I Capital (to Average Tangible Assets)	680,138	7.75%	263,342	3.00%	438,904	5.00%

Dividends paid by Bancshares and the Bank are subject to restrictions by certain regulatory agencies. Dividends paid by Bancshares during the years ended December 31, 2012, 2011 and 2010 were $41.5 million, $33.7 million and $29.8 million, respectively. Dividends paid by the Bank to Bancshares during the years ended December 31, 2012, 2011 and 2010 were $228.5 million, $35.8 million and $27.4 million, respectively.

17. JUNIOR SUBORDINATED DEBENTURES

At both December 31, 2012 and 2011, the Company had outstanding $85.1 million in junior subordinated debentures issued to the Company’s unconsolidated subsidiary trusts. On March 7, 2011, the Company redeemed $7.2 million in junior subordinated debentures held by TXUI Statutory Trust I that bore a fixed interest rate of 10.60%. A penalty of $383 thousand was incurred in connection with the payoff and recorded as interest expense.

A summary of pertinent information related to the Company’s seven issues of junior subordinated debentures outstanding at December 31, 2012 is set forth in the table below (dollars in thousands):

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate(1)	Junior Subordinated Debt Owed to Trusts	Maturity Date(2)
Prosperity Statutory Trust II	July 31, 2001	$15,000	3 month LIBOR + 3.58%, not to exceed 12.50%	$15,464	July 31, 2031
Prosperity Statutory Trust III	Aug. 15, 2003	12,500	3 month LIBOR + 3.00%	12,887	Sept. 17, 2033
Prosperity Statutory Trust IV	Dec. 30, 2003	12,500	3 month LIBOR + 2.85%	12,887	Dec. 30, 2033
SNB Capital Trust IV	Sept. 25, 2003	10,000	3 month LIBOR + 3.00%	10,310	Sept. 25, 2033
TXUI Statutory Trust II	Dec. 19, 2003	5,000	3 month LIBOR + 2.85%	5,155	Dec. 19, 2033
TXUI Statutory Trust III	Nov. 30, 2005	15,500	3 month LIBOR + 1.39%	15,980	Dec. 15, 2035
TXUI Statutory Trust IV	Mar. 31, 2006	12,000	3 month LIBOR + 1.39%	12,372	June 30, 2036

				$85,055

(1)	The 3-month LIBOR in effect as of December 31, 2012 was 0.306%.
(2)	All debentures are callable five years from issuance date.

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

18. PARENT COMPANY ONLY FINANCIAL STATEMENTS

PROSPERITY BANCSHARES, INC.

(Parent Company Only)

CONDENSED BALANCE SHEETS

	December 31,
	2012	2011
	(Dollars in thousands)
ASSETS
Cash	$826	$1,209
Investment in subsidiary	2,155,701	1,635,199
Investment in capital and statutory trusts	2,555	2,555
Goodwill	3,982	3,982
Other assets	11,898	9,954

TOTAL	$2,174,962	$1,652,899

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accrued interest payable and other liabilities	$518	$579
Junior subordinated debentures	85,055	85,055

Total liabilities	85,573	85,634
SHAREHOLDERS’ EQUITY:
Common stock	56,484	46,947
Capital surplus.	1,274,290	883,575
Retained earnings	750,236	623,878
Unrealized gain on available for sale securities, net of tax benefit	8,986	13,472
Less treasury stock, at cost, 37,088 shares	(607)	(607)

Total shareholders’ equity	2,089,389	1,567,265

TOTAL	$2,174,962	$1,652,899

PROSPERITY BANCSHARES, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
OPERATING INCOME:
Dividends from subsidiaries	$228,450	$35,800	$27,400
Other income	131	142	150

Total income	228,581	35,942	27,550
OPERATING EXPENSE:
Junior subordinated debentures interest expense	2,593	2,984	3,250
Stock-based compensation expense (includes restricted stock)	3,607	3,576	3,037
Other expenses	593	404	358

Total operating expense	6,793	6,964	6,645
INCOME BEFORE INCOME TAX BENEFIT AND EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	221,788	28,978	20,905
FEDERAL INCOME TAX BENEFIT	2,325	2,350	2,191

INCOME BEFORE EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	224,113	31,328	23,096
EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	(56,212)	110,421	104,612

NET INCOME	$167,901	$141,749	$127,708

PROSPERITY BANCSHARES, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended
	December 31,
	2012	2011	2010
	(Dollars in thousands)
Net income	$167,901	$141,749	$127,708
Other comprehensive loss, before tax:
Securities available for sale:
Change in unrealized gain during period	(6,903)	(1,280)	(3,848)

Total other comprehensive loss	(6,903)	(1,280)	(3,848)
Deferred tax benefit related to other comprehensive income	2,417	448	1,346

Other comprehensive loss, net of tax	(4,486)	(832)	(2,502)

Comprehensive income	$163,415	$140,917	$125,206

PROSPERITY BANCSHARES, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$167,901	$141,749	$127,708
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	56,212	(110,421)	(104,612)
Stock based compensation expense (includes restricted stock)	3,607	3,576	3,037
Decrease in other assets	3,727	2,147	1,620
Decrease in accrued interest payable and other liabilities	(5,266)	(223)	(8)

Net cash provided by operating activities	226,181	36,828	27,745
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions	(189,966)	—	—
Cash acquired from acquisitions	1,372	—	—

Net cash used in investing activities	(188,594)	—	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercises	3,573	4,175	2,696
Redemption of junior subordinated debentures (net)	—	(7,210)	—
Payments of cash dividends	(41,543)	(33,742)	(29,845)

Net cash used in financing activities	(37,970)	(36,777)	(27,149)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(383)	51	596
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,209	1,158	562

CASH AND CASH EQUIVALENTS, END OF PERIOD	$826	$1,209	$1,158

19.	SUBSEQUENT EVENTS AND RECENT ACQUISITIONS

Pending Acquisition of Coppermark Bancshares Inc.—On December 10, 2012, the Company entered into a definitive agreement to acquire Coppermark Bancshares, Inc. and its wholly-owned subsidiary, Coppermark Bank (“Coppermark”) headquartered in Oklahoma City, Oklahoma. Coppermark operates nine (9) full-service banking offices: six (6) in Oklahoma City, Oklahoma and surrounding areas and three (3) in the Dallas, Texas area. As of December 31, 2012, Coppermark reported, on a consolidated basis, total assets of $1.3 billion, total loans of $853.4 million and total deposits of $1.2 billion.

Under the terms of the acquisition agreement, the Company will issue approximately 3,258,845 shares of the Company’s common stock plus $60.0 million in cash for all outstanding shares of Coppermark Bancshares capital stock, subject to certain conditions and potential adjustments. Pending the satisfaction of closing conditions, the closing is expected to occur in early 2013.

Acquisition of East Texas Financial Services, Inc.- On January 1, 2013, the Company completed the previously announced acquisition of East Texas Financial Services, Inc. (OTC BB: FFBT) and its wholly-owned subsidiary, First Federal Bank Texas (“Firstbank”). Firstbank operated four (4) banking offices in the Tyler MSA, including three locations in Tyler, Texas and one location in Gilmer, Texas. As of December 31, 2012, East Texas Financial Services reported, on a consolidated basis, total assets of $165.0 million, total loans of $129.3 million and total deposits of $112.3 million.

Pursuant to the terms of the acquisition agreement, the Company issued 530,940 shares of the Company’s common stock for all outstanding shares of East Texas Financial Services capital stock, resulting in an acquisition date fair value of $22.3 million based on the Company’s closing stock price of $42.00. On the date of close, the Company recognized preliminary goodwill of $5.5 million which is calculated as the excess of both the consideration exchanged and liabilities assumed compared to the fair value of the assets acquired. The Company is currently in the process of obtaining fair values for certain acquired assets and assumed liabilities and therefore the estimates are preliminary.