Form 10-Q
period 2013-03-31
PROSPERITY BANCSHARES INC
filed 2013-05-09
CIK 1068851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

As of May 1, 2013, there were 60,275,312 outstanding shares of the registrant’s Common Stock, par value $1.00 per share.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2013	2012
	(Dollars in thousands)
ASSETS
Cash and due from banks	$180,577	$325,952
Federal funds sold	835	352

Total cash and cash equivalents	181,412	326,304

Available for sale securities, at fair value	206,073	226,670
Held to maturity securities, at cost (fair value of $7,929,833 and $7,418,695, respectively)	7,779,738	7,215,395

Total securities	7,985,811	7,442,065

Loans held for sale	8,496	10,433
Loans held for investment	5,254,528	5,169,507

Total loans	5,263,024	5,179,940
Less: allowance for credit losses	(55,049)	(52,564)

Loans, net	5,207,975	5,127,376

Accrued interest receivable	38,047	42,337
Goodwill	1,235,743	1,217,162
Core deposit intangibles, net	26,514	26,159
Bank premises and equipment, net	206,829	205,268
Other real estate owned	9,913	7,234
Bank Owned Life Insurance (BOLI)	115,434	109,108
Federal Home Loan Bank of Dallas stock	34,858	34,461
Other assets	38,778	46,099

TOTAL ASSETS	$15,081,314	$14,583,573

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$2,995,828	$3,016,205
Interest-bearing	8,717,639	8,625,639

Total deposits	11,713,467	11,641,844
Other borrowings	576,768	256,753
Securities sold under repurchase agreements	470,241	454,502
Junior subordinated debentures	85,055	85,055
Accrued interest payable	1,665	1,904
Other liabilities	84,663	54,126

Total liabilities	12,931,859	12,494,184

COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $1 par value; 200,000,000 shares authorized; 57,050,932 and 56,484,234 shares issued at March 31, 2013 and December 31, 2012, respectively; 57,013,844 and 56,447,146 shares outstanding at March 31, 2013 and December 31, 2012, respectively	57,051	56,484
Capital surplus	1,297,891	1,274,290
Retained earnings	787,285	750,236
Accumulated other comprehensive income—net unrealized gain on available for sale securities, net of tax of $4,219 and $4,839, respectively	7,835	8,986
Less treasury stock, at cost, 37,088 shares	(607)	(607)

Total shareholders’ equity	2,149,455	2,089,389

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$15,081,314	$14,583,573

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$81,464	$53,217
Securities	36,548	38,321
Federal funds sold	19	78

Total interest income	118,031	91,616

INTEREST EXPENSE:
Deposits	8,690	8,791
Other borrowings	362	316
Securities sold under repurchase agreements	292	—
Junior subordinated debentures	605	663

Total interest expense	9,949	9,770

NET INTEREST INCOME	108,082	81,846
PROVISION FOR CREDIT LOSSES	2,800	150

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	105,282	81,696

NONINTEREST INCOME:
Nonsufficient funds (NSF) fees	8,509	5,389
Debit card and ATM card income	6,487	3,836
Service charges on deposit accounts	2,931	2,441
Trust income	1,017	—
Mortgage income	991	59
Other	3,506	2,220

Total noninterest income	23,441	13,945

NONINTEREST EXPENSE:
Salaries and employee benefits	33,209	23,252
Net occupancy and equipment	4,278	3,557
Debit card, data processing and software amortization	2,570	1,532
Regulatory assessments and FDIC insurance	2,395	1,548
Core deposit intangibles amortization	1,755	1,695
Depreciation	2,378	2,035
Communications (including telephone, courier and postage)	2,196	1,748
Other real estate expense	223	691
Other	6,763	4,401

Total noninterest expense	55,767	40,459

INCOME BEFORE INCOME TAXES	72,956	55,182

PROVISION FOR INCOME TAXES	23,651	18,695

NET INCOME	$49,305	$36,487

EARNINGS PER SHARE:
Basic	$0.87	$0.77

Diluted	$0.86	$0.77

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Net income	$49,305	$36,487
Other comprehensive loss, before tax:
Securities available for sale:
Change in unrealized gain during period	(1,771)	(1,185)

Total other comprehensive loss	(1,771)	(1,185)
Deferred tax benefit related to other comprehensive income	620	415

Other comprehensive loss, net of tax	(1,151)	(770)

Comprehensive income	$48,154	$35,717

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

					Accumulated
					Other		Total
	Common Stock		Capital	Retained	Comprehensive	Treasury	Shareholders’
	Shares	Amount	Surplus	Earnings	Income	Stock	Equity
	(In thousands, except share and per share data)
BALANCE AT DECEMBER 31, 2011	46,947,415	$46,947	$883,575	$623,878	$13,472	$(607)	$1,567,265
Net income				36,487			36,487
Other comprehensive loss					(770)		(770)
Common stock issued in connection with the exercise of stock options and restricted stock	71,581	72	1,779				1,851
Common stock issued in connection with the acquisition of Texas Bankers, Inc.	314,953	315	12,393				12,708
Stock based compensation expense			1,215				1,215
Cash dividends declared, $0.195 per share				(9,223)			(9,223)

BALANCE AT MARCH 31, 2012	47,333,949	$47,334	$898,962	$651,142	$12,702	$(607)	$1,609,533

BALANCE AT DECEMBER 31, 2012	56,484,234	$56,484	$1,274,290	$750,236	$8,986	$(607)	$2,089,389
Net income				49,305			49,305
Other comprehensive loss					(1,151)		(1,151)
Common stock issued in connection with the exercise of stock options and restricted stock	35,758	36	634				670
Common stock issued in connection with the acquisition of East Texas Financial Services, Inc.	530,940	531	21,769				22,300
Stock based compensation expense			1,198				1,198
Cash dividends declared, $0.215 per share				(12,256)			(12,256)

BALANCE AT MARCH 31, 2013	57,050,932	$57,051	$1,297,891	$787,285	$7,835	$(607)	$2,149,455

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$49,305	$36,487
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and CDI amortization	4,133	3,730
Provision for credit losses	2,800	150
Net amortization of premium on investments	22,710	9,720
Loss (gain) on sale or write down of premises, equipment and other real estate	104	(411)
Net accretion of discount on loans	(14,292)	—
Proceeds from sale of loans held for sale	42,131	—
Originations of loans held for sale	(40,131)	—
Stock based compensation expense	1,198	1,215
Decrease (increase) in accrued interest receivable and other assets	16,784	(24,626)
Increase in accrued interest payable and other liabilities	28,036	23,846

Net cash provided by operating activities	112,778	50,111

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of held to maturity securities	589,924	354,183
Purchase of held to maturity securities	(1,159,815)	(1,375,431)
Proceeds from maturities, sales and principal paydowns of available for sale securities	403,912	22,813
Purchase of available for sale securities	(384,999)	—
Net increase (decrease) in loans held for investment	47,199	(85,120)
Purchase of bank premises and equipment	(1,588)	(2,264)
Proceeds from sale of bank premises, equipment and other real estate	1,425	4,817
Net cash and cash equivalents acquired in the purchase of Texas Bankers, Inc.	—	44,550
Net cash and cash equivalents acquired in the purchase of East Texas Financial Services, Inc.	3,471	—

Net cash used in investing activities	(500,471)	(1,036,452)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in noninterest-bearing deposits	(32,934)	95,498
Net (decrease) increase in interest-bearing deposits	(7,851)	318,341
Net proceeds from other short-term borrowings	280,000	515,000
Repayments of other long-term borrowings	(567)	(254)
Net increase in securities sold under repurchase agreements	15,739	3,598
Proceeds from stock option exercises	670	1,851
Payments of cash dividends	(12,256)	(9,223)

Net cash provided by financing activities	242,801	924,811

NET DECREASE IN CASH AND CASH EQUIVALENTS	$(144,892)	$(61,530)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	326,304	213,442

CASH AND CASH EQUIVALENTS, END OF PERIOD	$181,412	$151,912

NONCASH ACTIVITIES:
Stock issued in connection with the Texas Bankers, Inc. acquisition	$—	$12,708
Stock issued in connection with the East Texas Financial Services, Inc. acquisition	22,300	—
Acquisition of real estate through foreclosure of collateral	1,347	3,559

SUPPLEMENTAL INFORMATION:
Income taxes paid	$—	$250
Interest paid	10,034	10,001

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

1. BASIS OF PRESENTATION

The interim consolidated financial statements include the accounts of Prosperity Bancshares, Inc.® (the “Company”) and its wholly-owned subsidiaries, Prosperity Bank® (the “Bank”) and Prosperity Holdings of Delaware, LLC. All inter-company transactions and balances have been eliminated.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Operating results for the three-month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any other period.

2. INCOME PER COMMON SHARE

Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares. The following table illustrates the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2013		2012
	Amount	Per Share Amount	Amount	Per Share Amount
	(In thousands, except per share data)
Net income	$49,305		$36,487

Basic:
Weighted average shares outstanding	56,988	$0.87	47,238	$0.77

Diluted:
Add incremental shares for:
Effect of dilutive securities - options	146		173

Total	57,134	$0.86	47,411	$0.77

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

There were no stock options exercisable during the quarters ended March 31, 2013 or 2012 that would have had an anti-dilutive effect on the above computation.

3. NEW ACCOUNTING STANDARDS

Accounting Standards Updates

ASU 2012-02 “Intangibles—Goodwill and Other (Topic 350) — Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 gives entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that an indefinite-lived intangible asset is impaired, then the entity must perform the quantitative impairment test. If, under the quantitative impairment test, the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess permitting an entity to assess qualitative factors when testing indefinite-lived intangible assets for impairment results in guidance that is similar to the goodwill impairment testing guidance in ASU 2011-08. ASU 2012-02 became effective for the Company on January 1, 2013 and did not have a significant impact on the Company’s financial statements.

ASU 2013-02 “Comprehensive Income (Topic 220) — Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 amends recent guidance related to the reporting of comprehensive income to enhance the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 became effective for the Company on January 1, 2013 and did not have a significant impact on the Company’s financial statements. See Note 10 —Other Comprehensive (Loss) Income for applicable disclosures.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

4. SECURITIES

The amortized cost and fair value of investment securities were as follows:

	March 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$33,964	$1,460	$—	$35,424
Collateralized mortgage obligations	583	—	(13)	570
Mortgage-backed securities	150,684	10,300	(25)	160,959
Other securities	8,788	332	—	9,120

Total	$194,019	$12,092	$(38)	$206,073

Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$5,792	$112	$—	$5,904
States and political subdivisions	363,352	6,692	(450)	369,594
Corporate debt securities	2,027	10	—	2,037
Collateralized mortgage obligations	96,525	2,061	(98)	98,488
Mortgage-backed securities	7,299,142	164,023	(24,571)	7,438,594
Qualified School Construction Bonds (QSCB)	12,900	2,316	—	15,216

Total	$7,779,738	$175,214	$(25,119)	$7,929,833

	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$34,743	$1,691	$—	$36,434
Collateralized mortgage obligations	616	—	(12)	604
Mortgage-backed securities	168,701	11,742	(27)	180,416
Other securities	8,786	430	—	9,216

Total	$212,846	$13,863	$(39)	$226,670

Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$7,061	$160	$—	$7,221
States and political subdivisions	391,510	7,074	(354)	398,230
Corporate debt securities	1,500	28	—	1,528
Collateralized mortgage obligations	125,912	2,304	(50)	128,166
Mortgage-backed securities	6,676,512	196,206	(4,517)	6,868,201
Qualified School Construction Bonds (QSCB)	12,900	2,449	—	15,349

Total	$7,215,395	$208,221	$(4,921)	$7,418,695

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

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

As of March 31, 2013, the Company does not intend to sell any debt securities and management believes that the Company more likely than not will not be required to sell any debt securities before their anticipated recovery, at which time the Company will receive full value for the securities. Furthermore, as of March 31, 2013, management does not have the intent to sell any of its securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of March 31, 2013, management believes any impairment in the Company’s securities are temporary and no impairment loss has been realized in the Company’s consolidated statements of income.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

Securities with unrealized losses segregated by length of time that have been in a continuous loss position at March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013
	Less than 12 Months		More than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$—	$—	$570	$(13)	$570	$(13)
Mortgage-backed securities	311	—	3,794	(25)	4,105	(25)

Total	$311	$—	$4,364	$(38)	$4,675	$(38)

Held to Maturity
States and political subdivisions	$47,000	$(430)	$1,140	$(20)	$48,140	$(450)
Collateralized mortgage obligations	2,025	(60)	1,236	(38)	3,261	(98)
Mortgage-backed securities	2,197,825	(24,570)	220	(1)	2,198,045	(24,571)

Total	$2,246,850	$(25,060)	$2,596	$(59)	$2,249,446	$(25,119)

	December 31, 2012
	Less than 12 Months		More than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$—	$—	$603	$(12)	$603	$(12)
Mortgage-backed securities	224	—	3,964	(27)	4,188	(27)

Total	$224	$—	$4,567	$(39)	$4,791	$(39)

Held to Maturity
States and political subdivisions	$37,322	$(335)	$1,140	$(19)	$38,462	$(354)
Collateralized mortgage obligations	2,366	(50)	—	—	2,366	(50)
Mortgage-backed securities	1,081,414	(4,516)	234	(1)	1,081,648	(4,517)

Total	$1,121,102	$(4,901)	$1,374	$(20)	$1,122,476	$(4,921)

At March 31, 2013, there were approximately 337 securities in an unrealized loss position for more than 12 months.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

The amortized cost and fair value of investment securities at March 31, 2013, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)
Due in one year or less	$30,686	$30,848	$8,878	$9,212
Due after one year through five years	125,686	126,744	4,925	5,134
Due after five years through ten years	140,637	143,215	23,401	24,396
Due after ten years	87,062	91,944	5,548	5,802

Subtotal	384,071	392,751	42,752	44,544
Mortgage-backed securities and collateralized mortgage obligations	7,395,667	7,537,082	151,267	161,529

Total	$7,779,738	$7,929,833	$194,019	$206,073

The Company had no gain or loss on sale of securities for the three months ended March 31, 2013 or 2012. As of March 31, 2013, the Company had eight non-agency CMO’s remaining with a total book value of $2.2 million and total market value of $2.2 million.

At March 31, 2013 and December 31, 2012, the Company did not own securities of any one issuer (other than the U.S. government and its agencies) for which aggregate adjusted cost exceeded 10% of the consolidated shareholders’ equity at such respective dates.

Securities with an amortized cost of $4.40 billion and $4.13 billion and a fair value of $4.50 billion and $4.27 billion at March 31, 2013 and December 31, 2012, respectively, were pledged to collateralize public deposits and for other purposes required or permitted by law.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The loan portfolio consists of various types of loans made principally to borrowers located in Bryan/College Station, Central Texas, Dallas/Fort Worth, East Texas, Houston, South Texas and West Texas and is classified by major type as follows:

	March 31,	December 31,
	2013	2012
	(Dollars in thousands)
Residential mortgage loans held for sale	$8,496	$10,433

Commercial and industrial	732,308	771,114
Real estate:
Construction and land development	575,307	550,768
1-4 family residential (including home equity)	1,534,255	1,432,133
Commercial real estate (including multi-family residential)	1,993,518	1,990,642
Farmland	226,406	211,156
Agriculture	60,383	74,481
Consumer and other (net of unearned discount)	132,351	139,213

Total loans held for investment	5,254,528	5,169,507

Total	$5,263,024	$5,179,940

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

(ii) Commercial Real Estate. The Company makes commercial real estate related loans collateralized by owner-occupied and non-owner-occupied real estate to finance the purchase of real estate. The Company’s commercial real estate related loans are collateralized by first liens on real estate, typically have variable interest rates (or five year or less fixed rates) and amortize over a 15 to 20 year period. Payments on loans secured by such properties are often dependent on the successful operation or management of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than other types of loans. The Company seeks to minimize these risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition in connection with underwriting these loans. The underwriting analysis also includes credit verification, analysis of global cash flow, appraisals and a review of the financial condition of the borrower. At March 31, 2013, the Company had commercial real estate related loans totaling $2.57 billion which includes the categories of construction and land development loans, commercial real estate loans and multi-family residential loans. At March 31, 2013, approximately 36.8% of the outstanding principal balance of the Company’s commercial real estate related loans was secured by owner-occupied properties.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

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

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

Concentrations of Credit. Most of the Company’s lending activity occurs within the State of Texas. The majority of the Company’s loan portfolio consists of commercial and industrial, commercial real estate and 1-4 family residential loans. As of March 31, 2013 and December 31, 2012, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

Foreign Loans. The Company has U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at March 31, 2013 or December 31, 2012.

Related Party Loans. As of March 31, 2013 and December 31, 2012, loans outstanding to directors, officers and their affiliates totaled $6.8 million and $6.7 million, respectively. All transactions entered into between the Company and such related parties are done in the ordinary course of business and made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related party loans is as follows:

	March 31,	December 31,
	2013	2012
	(Dollars in thousands)
Beginning balance	$6,682	$9,809
New loans and reclassified related loans	221	967
Repayments	(80)	(4,094)

Ending balance	$6,823	$6,682

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

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

An aging analysis of past due loans, segregated by class of loans, is as follows:

	March 31, 2013
	Loans Past Due and Still Accruing
		90 or More	Total Past	Nonaccrual	Current	Total
	30-89 Days	Days	Due Loans	Loans	Loans	Loans
	(Dollars in thousands)
Construction and land development	$9,113	$—	$9,113	$1,792	$564,402	$575,307
Agriculture and agriculture real estate (includes farmland)	440	11	451	107	286,231	286,789
1-4 family (includes home equity) (1)	2,533	—	2,533	674	1,539,544	1,542,751
Commercial real estate (includes multi-family residential)	4,114	—	4,114	1,643	1,987,761	1,993,518
Commercial and industrial	3,568	631	4,199	3,220	724,889	732,308
Consumer and other	545	—	545	93	131,713	132,351

Total	$20,313	$642	$20,955	$7,529	$5,234,540	$5,263,024

	December 31, 2012
	Loans Past Due and Still Accruing
		90 or More	Total Past	Nonaccrual	Current	Total
	30-89 Days	Days	Due Loans	Loans	Loans	Loans
	(Dollars in thousands)
Construction and land development	$3,863	$—	$3,863	$1,170	$545,735	$550,768
Agriculture and agriculture real estate (includes farmland)	310	21	331	396	284,910	285,637
1-4 family (includes home equity) (1)	2,307	310	2,617	1,598	1,438,351	1,442,566
Commercial real estate (includes multi-family residential)	9,163	—	9,163	—	1,981,479	1,990,642
Commercial and industrial	4,843	—	4,843	1,469	764,802	771,114
Consumer and other	856	—	856	749	137,608	139,213

Total	$21,342	$331	$21,673	$5,382	$5,152,885	$5,179,940

(1)	Includes $8,496 and $10,433 of residential mortgage loans held for sale at March 31, 2013 and December 31, 2012, respectively.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

The following table presents information regarding nonperforming assets at the dates indicated:

	March 31,	December 31,
	2013	2012
	(Dollars in thousands)
Nonaccrual loans	$7,529	$5,382
Accruing loans 90 or more days past due	642	331

Total nonperforming loans	8,171	5,713
Repossessed assets	49	68
Other real estate	9,913	7,234

Total nonperforming assets	$18,133	$13,015

Nonperforming assets to total loans and other real estate	0.34%	0.25%

The Company believes its conservative lending approach has resulted in sound asset quality. The Company had $18.1 million in nonperforming assets at March 31, 2013 compared with $13.0 million at December 31, 2012. If interest on nonaccrual loans had been accrued under the original loan terms, approximately $111 thousand and $162 thousand would have been recorded as income for the three months ended March 31, 2013 and 2012, respectively.

Purchased Credit-Impaired (PCI) Loans. In connection with the acquisition of American State Financial Corporation (ASB) on July 1, 2012, Community National Bank on October 1, 2012 and East Texas Financial Services on January 1, 2013, the Company acquired loans both with and without evidence of credit quality deterioration since origination. The acquired loans were initially recorded at fair value with no carryover of any allowance for loan losses.

Loans acquired with evidence of credit quality deterioration at acquisition for which it was probable that the Company would not be able to collect all contractual amounts due were accounted for as PCI.

The carrying amount of acquired PCI loans included in the consolidated balance sheet and the related outstanding balance at March 31, 2013 and December 31, 2012 were as set forth in the following table. The outstanding balance represents the total amount owed as of March 31, 2013 and December 31, 2012, including accrued but unpaid interest and any amounts previously charged off. No allowance for loan losses was required on the acquired PCI loan pools at both March 31, 2013 and December 31, 2012.

	March 31,	December 31,
	2013	2012
	(Dollars in thousands)
Acquired PCI loans:
Carrying amount	$28,028	$22,880
Outstanding balance	56,481	46,914

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

Changes in the accretable yield for acquired PCI loans for the three month periods ended March 31, 2013 and 2012 were as follows:

	Three Month Periods Ended
	2013	2012
	(Dollars in thousands)
Balance at beginning of period	$7,459	$—
Additions	1,736	—
Reclassifications from nonaccretable	143	—
Accretion	(1,769)	—

Balance at March 31	$7,569	$—

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

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

Impaired loans as of March 31, 2013 are set forth in the following table. No interest income was recognized on impaired loans subsequent to their classification as impaired for the three month periods ended March 31, 2013 and 2012. The average recorded investment presented in the table below is reported on a year-to-date basis.

	March 31, 2013
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
	(Dollars in thousands)
With no related allowance recorded:
Construction and land development	$18	$20	$—	$70
Agriculture and agriculture real estate (includes farmland)	77	77	—	77
1-4 family (includes home equity)	303	344	—	383
Commercial real estate (includes multi-family residential)	1,461	1,490	—	930
Commercial and industrial	222	222	—	155
Consumer and other	4	4	—	2

With an allowance recorded:
Construction and land development	$617	$617	$134	$308
Agriculture and agriculture real estate (includes farmland)	30	37	27	32
1-4 family (includes home equity)	183	202	94	591
Commercial real estate (includes multi-family residential)	1,203	1,203	786	1,827
Commercial and industrial	2,987	3,037	1,467	2,014
Consumer and other	65	79	65	66

Total:
Construction and land development	$635	$637	$134	$378
Agriculture and agriculture real estate (includes farmland)	107	114	27	109
1-4 family (includes home equity)	486	546	94	974
Commercial real estate (includes multi-family residential)	2,664	2,693	786	2,757
Commercial and industrial	3,209	3,259	1,467	2,169
Consumer and other	69	83	65	68

	$7,170	$7,332	$2,573	$6,455

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

Impaired loans as of December 31, 2012 are set forth in the following table. No interest income was recognized on impaired loans subsequent to their classification as impaired. The average recorded investment is reported on a year-to-date basis.

	December 31, 2012
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
	(Dollars in thousands)
With no related allowance recorded:
Construction and land development	$1,144	$1,175	$—	$368
Agriculture and agriculture real estate (includes farmland)	77	77	—	34
1-4 family (includes home equity)	491	522	—	381
Commercial real estate (includes multi-family residential)	450	476	—	676
Commercial and industrial	87	89	—	75
Consumer and other	10	10	—	3

With an allowance recorded:
Construction and land development	$—	$—	$—	$451
Agriculture and agriculture real estate (includes farmland)	34	41	29	45
1-4 family (includes home equity)	999	1,017	273	720
Commercial real estate (includes multi-family residential)	2,450	2,451	610	2,725
Commercial and industrial	1,043	1,079	1,002	782
Consumer and other	66	81	67	21

Total:
Construction and land development	$1,144	$1,175	$—	$819
Agriculture and agriculture real estate (includes farmland)	111	118	29	79
1-4 family (includes home equity)	1,490	1,539	273	1,101
Commercial real estate (includes multi-family residential)	2,900	2,927	610	3,401
Commercial and industrial	1,130	1,168	1,002	857
Consumer and other	76	91	67	24

	$6,851	$7,018	$1,981	$6,281

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

Grade 3 – Credits in this category constitute an undue and unwarranted credit risk, however the factors do not rise to a level of substandard. These credits have potential weaknesses and/or declining trends that, if not corrected, could expose the Company to risk at a future date. These loans are monitored on the Bank’s internally generated watch list and evaluated on a quarterly basis.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

Grade 4 – Credits in this category are deemed “substandard” loans in accordance with regulatory guidelines. Loans in this category have a well-defined weakness that, if not corrected, could make default of principal and interest possible, but it is not yet certain. Loans in this category are still accruing interest and may be dependent upon secondary sources of repayment and/or collateral liquidation.

Grade 5 – Credits in this category are deemed “substandard” and “impaired” pursuant to regulatory guidelines. As such, the Bank has determined that it is probable that less than 100% of the principal and interest will be collected. These loans are individually evaluated for a specific reserve valuation and will typically have the accrual of interest stopped.

Grade 6 – Credits in this category include “doubtful” loans in accordance with regulatory guidance. Such loans are on nonaccrual and factors have indicated a loss is imminent. These loans are also deemed “impaired.” While a specific reserve may be in place while the loan and collateral are being evaluated these loans are typically charged down to an amount the Company deems collectable.

Grade 7 – Credits in this category are deemed a “loss” in accordance with regulatory guidelines and charged off or charged down. The Bank may continue collection efforts and may have partial recovery in the future.

The following table presents risk grades and classified loans by class of loan at March 31, 2013. Classified loans include loans in risk grades 5, 6 and 7.

	Construction and Land Development	Agriculture and Agriculture Real Estate (Includes Farmland)	1-4 Family (Includes Home Equity) (1)	Commercial Real Estate (Includes Multi- Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Grade 1	$277	$3,961	$289	$—	$50,578	$35,862	$90,967
Grade 2	564,386	281,853	1,531,042	1,947,913	671,492	96,403	5,093,089
Grade 3	6,388	—	4,590	11,520	3,722	12	26,232
Grade 4	3,606	440	3,164	9,952	376	—	17,538
Grade 5	635	107	474	2,664	3,209	69	7,158
Grade 6	—	—	12	—	—	—	12
Grade 7	—	—	—	—	—	—	—
PCI Loans	15	428	3,180	21,469	2,931	5	28,028

Total	$575,307	$286,789	$1,542,751	$1,993,518	$732,308	$132,351	$5,263,024

(1)	Includes $8,496 of residential mortgage loans held for sale at March 31, 2013.

The following table presents risk grades and classified loans by class of loan at December 31, 2012.

	Construction and Land Development	Agriculture and Agriculture Real Estate (Includes Farmland)	1-4 Family (Includes Home Equity) (1)	Commercial Real Estate (Includes Multi- Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Grade 1	$476	$4,195	$515	$—	$53,965	$38,789	$97,940
Grade 2	537,340	277,333	1,431,095	1,945,319	702,587	100,163	4,993,837
Grade 3	7,250	2,024	4,947	11,760	8,926	—	34,907
Grade 4	4,256	1,694	4,303	11,711	1,385	176	23,525
Grade 5	1,144	111	1,477	2,900	1,130	76	6,838
Grade 6	—	—	13	—	—	—	13
Grade 7	—	—	—	—	—	—	—
PCI Loans	302	280	216	18,952	3,121	9	22,880

Total	$550,768	$285,637	$1,442,566	$1,990,642	$771,114	$139,213	$5,179,940

(1)	Includes $10,433 of residential mortgage loans held for sale at December 31, 2012.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

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

In setting the specific valuation allowance, the Company follows a loan review program to evaluate the credit risk in the loan portfolio. Through this loan review process, the Company maintains an internal list of impaired loans which, along with the delinquency list of loans, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for credit losses. All loans that have been identified as impaired are reviewed on a quarterly basis in order to determine whether a specific reserve is required. For each impaired loan, the Company allocates a specific loan loss reserve primarily based on the value of the collateral securing the impaired loan requiring a reserve. The specific reserves are determined on an individual loan basis. Impaired loans are excluded from the general valuation allowance described below.

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

MARCH 31, 2013

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

•

for commercial real estate loans and multi-family residential loans, the debt service coverage ratio (income from the property in excess of operating expenses compared to loan payment requirements), operating results of the owner in the case of owner-occupied properties, the loan to value ratio, the age and condition of the collateral and the volatility of income, property value and future operating results typical of properties of that type;

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

At March 31, 2013, the allowance for credit losses totaled $55.0 million or 1.05% of total loans. At December 31, 2012, the allowance aggregated $52.6 million or 1.01% of total loans.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

The following table details the recorded investment in loans and activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2013 and 2012. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

		Agriculture
		and		Commercial
		Agriculture	1-4 Family	Real Estate
	Construction	Real Estate	(includes	(includes	Commercial
	and Land	(includes	Home	Multi-Family	and	Consumer
	Development	Farmland)	Equity)	residential)	Industrial	and Other	Total
	(Dollars in thousands)
Allowance for credit losses:
Balance January 1, 2012	$12,094	$511	$12,645	$21,460	$3,826	$1,058	$51,594
Provision for credit losses	(732)	109	(72)	468	171	206	150
Charge-offs	(26)	—	(52)	(23)	(78)	(203)	(382)
Recoveries	4	—	2	5	93	176	280

Net charge-offs	(22)	—	(50)	(18)	15	(27)	(102)

Balance March 31, 2012	$11,340	$620	$12,523	$21,910	$4,012	$1,237	$51,642

Balance January 1, 2013	$11,909	$764	$13,942	$19,607	$5,777	$565	$52,564
Provision for credit losses	270	116	272	2,205	(318)	255	2,800
Charge-offs	—	—	(111)	(68)	(155)	(606)	(940)
Recoveries	56	7	9	125	96	332	625

Net charge-offs	56	7	(102)	57	(59)	(274)	(315)

Balance March 31, 2013	$12,235	$887	$14,112	$21,869	$5,400	$546	$55,049

Allowance for credit losses related to:
March 31, 2012
Individually evaluated for impairment	$312	$42	$272	$815	$310	$6	$1,757
Collectively evaluated for impairment	11,028	578	12,251	21,095	3,702	1,231	49,885

Total allowance for credit losses	$11,340	$620	$12,523	$21,910	$4,012	$1,237	$51,642

March 31, 2013
Individually evaluated for impairment	$134	$27	$94	$786	$1,467	$65	$2,573
Collectively evaluated for impairment	12,101	860	14,018	21,083	3,933	481	52,476
PCI loans	—	—	—	—	—	—	—

Total allowance for credit losses	$12,235	$887	$14,112	$21,869	$5,400	$546	$55,049

Recorded investment in loans:
March 31, 2012
Individually evaluated for impairment	$1,340	$47	$941	$6,666	$614	$7	$9,615
Collectively evaluated for impairment	482,955	178,427	1,184,974	1,467,259	441,945	109,687	3,865,247

Total loans evaluated for impairment	$484,295	$178,474	$1,185,915	$1,473,925	$442,559	$109,694	$3,874,862

March 31, 2013
Individually evaluated for impairment	$635	$107	$486	$2,664	$3,209	$69	$7,170
Collectively evaluated for impairment	574,657	286,254	1,539,085	1,969,385	726,168	132,277	5,227,826
PCI	15	428	3,180	21,469	2,931	5	28,028

Total loans evaluated for impairment	$575,307	$286,789	$1,542,751	$1,993,518	$732,308	$132,351	$5,263,024

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

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

There were no loans restructured during the three months ended March 31, 2013 or 2012. Default is determined at 90 or more days past due. The restructured loans from prior periods are performing and accruing loans.

6. FAIR VALUE

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Fair values represent the estimated price that would be received from selling an asset or paid to transfer a liability, otherwise known as an “exit price.” Securities available for sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis such as certain loans including loans held for sale, goodwill and other intangible assets and other real estate owned. These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or write downs of individual assets.

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

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

The following tables present fair values for assets measured at fair value on a recurring basis:

	As of March 31, 2013
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available for sale securities:
States and political subdivisions	$—	$35,424	$—	$35,424
Corporate debt securities and other	7,621	1,499	—	9,120
Collateralized mortgage obligations	—	570	—	570
Mortgage-backed securities	—	160,959	—	160,959

Total	$7,621	$198,452	$—	$206,073

	As of December 31, 2012
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available for sale securities:
States and political subdivisions	$—	$36,434	$—	$36,434
Corporate debt securities and other	7,688	1,528	—	9,216
Collateralized mortgage obligations	—	604	—	604
Mortgage-backed securities	—	180,416	—	180,416

Total	$7,688	$218,982	$—	$226,670

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets measured at fair value on a non-recurring basis during the reported periods include certain impaired loans reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based on observable market data, typically in the case of real estate collateral. For the three months ended March 31, 2013, the Company had additions to impaired loans of $4.1 million all of which were outstanding at March 31, 2013.

Financial assets measured at fair value on a non-recurring basis during the reported periods also include other real estate owned and repossessed assets. For the three months ended March 31, 2013, the Company had additions to other real estate owned of $2.1 million, of which $2.0 million were outstanding at March 31, 2013. The remaining financial assets and financial liabilities measured at fair value on a non-recurring basis that were recorded in 2013 and remained outstanding at March 31, 2013 were not significant. During the reported periods, all fair value measurements for other real estate owned and repossessed assets utilized Level 2 inputs based on observable market data. There were no transfers between Level 1 and Level 2 assets during the three months ended March 31, 2013.

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

MARCH 31, 2013

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Cash and due from banks — For these short-term instruments, the carrying amount is a reasonable estimate of fair value. The Company classifies the estimated fair value of these instruments as Level 1.

Federal funds sold — For these short-term instruments, the carrying amount is a reasonable estimate of fair value. The Company classifies the estimated fair value of these instruments as Level 1.

Securities — Fair value measurements based upon quoted prices are considered Level 1 inputs. Level 1 securities consist of U.S. Treasury securities and certain equity securities which are included in the available for sale portfolio. For all other available for sale and held to maturity securities, if quoted prices are not available, fair values are measured using Level 2 inputs. For these securities, the Company generally obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. The Company reviews the prices supplied by the independent pricing service, as well as their underlying pricing methodologies, for reasonableness.

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

Loans held for sale — Loans held for sale are carried at the lower of cost or estimated fair value. Fair value for consumer mortgages held for sale is based on commitments on hand from investors or prevailing market prices. As such, the Company classifies loans subjected to nonrecurring fair value adjustments as Level 1.

Federal Home Loan Bank of Dallas Stock — The fair value of FHLB stock is estimated to be equal to its carrying amount as reported in the accompanying Consolidated Balance Sheets, given it is not a publicly traded equity security, it has an adjustable dividend rate, and all transactions in the stock are executed at the stated par value. FHLB stock is considered a Level 1 fair value.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

Other real estate owned — Other real estate owned is primarily foreclosed properties securing residential loans and commercial real estate. Foreclosed assets are adjusted to fair value less estimated costs to sell upon transfer of the loans to other real estate owned. Subsequently, these assets are carried at the lower of carrying value or fair value less estimated costs to sell. Other real estate carried at fair value based on an observable market price or a current appraised value is classified by the Company as Level 2. When management determines that the fair value of other real estate requires additional adjustments, either as a result of a non-current appraisal or when there is no observable market price, the Company classifies the other real estate as Level 3.

Deposits — The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities. Deposits fair value measurements utilize Level 2 inputs.

Junior subordinated debentures — The fair value of the junior subordinated debentures was calculated using the quoted market prices, if available. If quoted market prices are not available, fair value is estimated using quoted market prices for similar subordinated debentures. Junior subordinated debentures fair value measurements utilize Level 2 inputs.

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

MARCH 31, 2013

(UNAUDITED)

The following table summarizes the carrying values and estimated fair values of certain financial instruments not recorded at fair value on a regular basis:

	As of March 31, 2013
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Cash and due from banks	$180,577	$180,577	$—	$—	$180,577
Federal funds sold	835	835	—	—	835
Held to maturity securities	7,779,738	—	7,929,833	—	7,929,833
Loans held for sale	8,496	8,496	—	—	8,496
Loans held for investment, net of allowance	5,199,479	—	—	5,258,055	5,258,055
Federal Home Loan Bank of Dallas stock	34,858	34,858	—	—	34,858

Liabilities
Deposits:
Noninterest-bearing	$2,995,828	$—	$2,995,728	$—	$2,995,728
Interest-bearing	8,717,639	—	8,730,834	—	8,730,834
Other borrowings	576,768	—	582,415	—	582,415
Securities sold under repurchase agreements	470,241	—	470,322	—	470,322
Junior subordinated debentures	85,055	—	72,905	—	72,905

	As of December 31, 2012
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Cash and due from banks	$325,952	$325,952	$—	$—	$325,952
Federal funds sold	352	352	—	—	352
Held to maturity securities	7,215,395	—	7,418,695	—	7,418,695
Loans held for sale	10,433	10,433	—	—	10,433
Loans held for investment, net of allowance	5,116,943	—	—	5,186,779	5,186,779
Federal Home Loan Bank of Dallas stock	34,461	34,461	—	—	34,461

Liabilities
Deposits:
Noninterest-bearing	$3,016,205	$—	$3,016,205	$—	$3,016,205
Interest-bearing	8,625,639	—	8,640,625	—	8,640,625
Other borrowings	256,753	—	258,819	—	258,819
Securities sold under repurchase agreements	454,502	—	454,596	—	454,596
Junior subordinated debentures	85,055	—	72,705	—	72,705

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

The Company’s off-balance sheet commitments including letters of credit, which totaled $1.02 billion at March 31, 2013, are funded at current market rates at the date they are drawn upon. It is management’s opinion that the fair value of these commitments would approximate their carrying value, if drawn upon.

The fair value estimates presented herein are based on pertinent information available to management at March 31, 2013. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

7. GOODWILL AND CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles (“CDI”) for three months ended March 31, 2013 and the year ended December 31, 2012 were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)
Balance as of December 31, 2011	$924,537	$20,996
Less:
Amortization	—	(7,229)
Add:
Acquisition of Texas Bankers, Inc.	6,077	—
Acquisition of The Bank Arlington	2,102	—
Acquisition of ASB	274,119	12,392
Acquisition of Community National Bank	10,327	—

Balance as of December 31, 2012	1,217,162	26,159
Less:
Amortization	—	(1,755)
Add:
Measurement period adjustment of The Bank Arlington	(130)
Measurement period adjustment of ASB	(1,371)	2,110
Measurement period adjustment of Community National Bank	2,069	—
Acquisition of East Texas Financial Services, Inc.	18,013	—

Balance as of March 31, 2013	$1,235,743	$26,514

Goodwill is recorded on the acquisition date of each entity. The Company may record subsequent adjustments to goodwill for amounts undeterminable at acquisition date, such as deferred taxes and real estate valuations, and therefore the goodwill amounts reflected in the table above may change accordingly. The Company initially records the total premium paid on acquisitions as goodwill. After finalizing the valuation, core deposit intangibles are identified and reclassified from goodwill to core deposit intangibles on the balance sheet. This reclassification has no effect on total assets, liabilities, shareholders’ equity, net income or cash flows. Management performs an evaluation annually and more frequently if a triggering event occurs, of whether any impairment of the goodwill and other intangibles has occurred. If any such impairment is determined, a write-down is recorded. As of March 31, 2013, there were no impairments recorded on goodwill.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

The measurement period for the Company to determine the fair value of acquired identifiable assets and assumed liabilities will be at the end of the earlier of (i) twelve months from the date of acquisition or (ii) as soon as the Company receives the information it was seeking about facts and circumstances that existed as of the date of acquisition. As such, certain acquisitions completed during 2012 and 2013 may be subject to adjustment.

Core deposit intangibles are amortized on an accelerated basis over their estimated lives, which the Company believes is between 8 and 15 years. Amortization expense related to intangible assets totaled $1.8 million and $1.7 million for the three months ended March 31, 2013 and 2012, respectively. The estimated aggregate future amortization expense for intangible assets remaining as of March 31, 2013 is as follows (dollars in thousands):

Remaining 2013	$4,387
2014	4,830
2015	4,189
2016	3,756
2017	2,083
Thereafter	7,269

Total	$26,514

8. STOCK BASED COMPENSATION

At March 31, 2013, the Company had four stock-based employee compensation plans and one stock option plan assumed in connection with an acquisition under which no additional options will be granted. Two of the four plans adopted by the Company have expired and therefore no additional awards may be issued under those plans.

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

On February 22, 2012, the Company’s Board of Directors adopted the Prosperity Bancshares, Inc. 2012 Stock Incentive Plan (the “2012 Plan”), subject to approval by the Company’s shareholders. The Company’s shareholders approved the 2012 Plan at the annual meeting of shareholders on April 17, 2012. The 2012 Plan authorizes the issuance of up to 1,250,000 shares of common stock upon the exercise of options granted under the 2012 Plan or pursuant to the grant or exercise, as the case may be, of other awards granted under the 2012 Plan, including restricted stock, stock appreciation rights, phantom stock awards and performance awards. As of March 31, 2013, no options or other awards have been granted under the 2012 Plan.

The Company received $669.7 thousand and $1.9 million in cash from the exercise of stock options during the three-month periods ended March 31, 2013 and 2012, respectively. There was no tax benefit realized from option exercises of the share-based payment arrangements during the three-month periods ended March 31, 2013 and 2012.

As of March 31, 2013, there was $7.5 million of total unrecognized compensation expense related to stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.0 years.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

9. CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ITEMS

Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of March 31, 2013 (other than deposit obligations). The payments do not include pre-payment options that may be available to the Company. The Company’s future cash payments associated with its contractual obligations pursuant to its junior subordinated debentures, Federal Home Loan Bank (“FHLB”) advances and long-term notes payable and operating leases as of March 31, 2013 are summarized below. Payments for junior subordinated debentures include interest of $47.8 million that will be paid over future periods. Future interest payments were calculated using the current rate in effect at March 31, 2013. The current principal balance of the junior subordinated debentures at March 31, 2013 was $85.1 million. Payments for FHLB borrowings include contractual interest of $8.2 million that will be paid over the future periods and excludes a $5.3 million premium. Payments related to leases are based on actual payments specified in underlying contracts.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Junior subordinated debentures	$1,750	$4,666	$4,665	$121,771	$132,852
Federal Home Loan Bank notes payable and other borrowings	527,150	6,972	38,631	6,899	579,652
Operating leases	3,945	7,369	3,103	—	14,417

Total	$532,845	$19,007	$46,399	$128,670	$726,921

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

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit as of March 31, 2013 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$25,421	$5,445	$66	$—	$30,932
Commitments to extend credit	370,725	292,672	63,018	260,642	987,057

Total	$396,146	$298,117	$63,084	$260,642	$1,017,989

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

10. OTHER COMPREHENSIVE (LOSS) INCOME

The tax effects allocated to each component of other comprehensive (loss) income were as follows:

	Three Months Ended March 31,
	2013			2012
	Before Tax Amount	Tax Benefit	Net of Tax Amount	Before Tax Amount	Tax Benefit	Net of Tax Amount
	(Dollars in thousands)
Other comprehensive loss:
Securities available for sale:
Change in unrealized gain during period	$(1,771)	$(620)	$(1,151)	$(1,185)	$(415)	$(770)

Total securities available for sale	(1,771)	(620)	(1,151)	(1,185)	(415)	(770)

Total other comprehensive loss	$(1,771)	$(620)	$(1,151)	$(1,185)	$(415)	$(770)

Activity in accumulated other comprehensive income, net of tax, was as follows:

	Securities Available for Sale	Accumulated Other Comprehensive Income
	(Dollars in thousands)
Balance at January 1, 2013	$8,986	$8,986
Other comprehensive loss	(1,151)	(1,151)

Balance at March 31, 2013	$7,835	$7,835

Balance at January 1, 2012	$13,472	$13,472
Other comprehensive loss	(770)	(770)

Balance at March 31, 2012	$12,702	$12,702

11. ACQUISITIONS

Acquisition of East Texas Financial Services, Inc. – On January 1, 2013, the Company completed the acquisition of East Texas Financial Services, Inc. (OTC BB: FFBT) and its wholly-owned subsidiary, First Federal Bank Texas (“Firstbank”). The acquisition is not considered significant to the Company’s financial statements. As of December 31, 2012, East Texas Financial Services reported, on a consolidated basis, total assets of $165.0 million, total loans of $129.3 million and total deposits of $112.3 million. The Company issued 530,940 shares of Company common stock for all outstanding shares of East Texas Financial Services capital stock, which resulted in a premium of $7.0 million. For the three months ended March 31, 2013, the Company incurred $36 thousand of pre-tax merger related expenses related to the East Texas Financial Services acquisition.

Acquisition of Community National Bank – On October 1, 2012, the Company completed the acquisition of Community National Bank, Bellaire, Texas. The acquisition is not considered significant to the Company’s financial statements. As of September 30, 2012, Community National Bank reported total assets of $183.0 million, total loans of $68.0 million and total deposits of $164.6 million. The Company issued 372,282 shares of Company common stock plus $11.4 million in cash for all outstanding shares of Community National Bank capital stock which resulted in a premium of $10.6 million.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(UNAUDITED)

Acquisition of American State Financial Corporation – On July 1, 2012, the Company completed the acquisition of American State Financial Corporation and its wholly owned subsidiary American State Bank (collectively referred to as “ASB”). As of June 30, 2012, ASB, on a consolidated basis, reported total assets of $3.16 billion, total loans of $1.24 billion and total deposits of $2.51 billion. The Company issued 8,524,835 shares of Company common stock plus $178.5 million in cash for all outstanding shares of American State Financial Corporation capital stock, for total merger consideration of $536.8 million and a premium of $240.4 million.

Acquisition of The Bank Arlington – On April 1, 2012, the Company completed the acquisition of The Bank Arlington. The acquisition is not considered significant to the Company’s financial statements. As of March 31, 2012, The Bank Arlington reported total assets of $37.3 million, total loans of $22.8 million and total deposits of $33.2 million. The Company issued 135,347 shares of Company common stock for all outstanding shares of The Bank Arlington capital stock, which resulted in a premium of $2.8 million.

The following pro forma information presents the results of operations for the three months ended March 31, 2013 and 2012, as if the East Texas Financial Services, Community National Bank, ASB and The Bank Arlington acquisitions had occurred on January 1, 2012.

	Three months ended March 31,
	2013	2012
	(Dollars in thousands, except per share data)
Net interest income	$108,082	$116,912
Net income	49,305	48,689
Basic earnings per share	0.87	0.86
Diluted earnings per share	0.86	0.85

12. SUBSEQUENT EVENTS

Acquisition of Coppermark Bancshares, Inc. - On April 1, 2013, the Company completed the merger with Coppermark Bancshares, Inc. and its wholly-owned subsidiary, Coppermark Bank (collectively referred to as “Coppermark”) headquartered in Oklahoma City, Oklahoma. Coppermark operated nine (9) full-service banking offices: six (6) in Oklahoma City, Oklahoma and surrounding areas and three (3) in the Dallas, Texas area. As of March 31, 2013, Coppermark reported, on a consolidated basis, total assets of $1.25 billion, total loans of $847.6 million and total deposits of $1.11 billion. For the three months ended March 31, 2013, the Company incurred $93 thousand of pre-tax merger related expenses related to the Coppermark acquisition.

Pursuant to the terms of the acquisition agreement, the Company issued 3,258,718 shares of Company common stock plus approximately $60.0 million in cash for all outstanding shares of Coppermark Bancshares capital stock, which resulted in a premium of $91.7 million.

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

•	poor performance by external vendors;

•	the failure of analytical and forecasting models used by the Company to estimate probable credit losses and to measure the fair value of financial instruments;

•	additional risks from new lines of businesses or new products and services;

•	claims or litigation related to intellectual property or fiduciary responsibilities;

•	potential risk of environmental liability associated with lending activities;

•	the potential payment of interest on demand deposit accounts in order to effectively compete for clients;

•	acts of terrorism, an outbreak of hostilities or other international or domestic calamities, weather or other acts of God and other matters beyond the Company’s control; and

•	other risks and uncertainties listed from time to time in the Company’s reports and documents filed with the Securities and Exchange Commission.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company’s interim consolidated financial statements and accompanying notes. This section should be read in conjunction with the Company’s interim consolidated financial statements and accompanying notes included elsewhere in this report and with the consolidated financial statements and accompanying notes and other detailed information appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

OVERVIEW

The Company, a Texas corporation, was formed in 1983 as a vehicle to acquire the former Allied First Bank in Edna, Texas, which was chartered in 1949 as The First National Bank of Edna and is now known as Prosperity Bank. The Company is a registered financial holding company that derives substantially all of its revenues and income from the operation of its bank subsidiary, Prosperity Bank® (“Prosperity Bank®” or the “Bank”). The Bank provides a wide array of financial products and services to small and medium-sized businesses and consumers. As of March 31, 2013, the Bank operated two hundred fifteen (215) full-service banking locations throughout Texas. The Company’s headquarters are located at Prosperity Bank Plaza, 4295 San Felipe in Houston, Texas and its telephone number is (713) 693-9300. The Company’s website address is www.prosperitybankusa.com. Information contained on the Company’s website is not incorporated by reference into this quarterly report on Form 10-Q and is not part of this or any other report.

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

Three principal components of the Company’s growth strategy are internal growth, stringent cost control practices and acquisitions, including strategic merger transactions and FDIC assisted transactions. The Company focuses on continuous internal growth. Each banking center is operated as a separate profit center, maintaining separate data with respect to its net interest income, efficiency ratio, deposit growth, loan growth and overall profitability. Banking center presidents and managers are accountable for performance in these areas and compensated accordingly. The Company also focuses on maintaining stringent cost control practices and policies. The Company has centralized many of its critical operations, such as data processing and loan processing. Management believes that this centralized infrastructure can accommodate substantial additional growth while enabling the Company to minimize operational costs through certain economies of scale. During 2012, the Company completed four acquisitions including Texas Bankers, Inc., The Bank Arlington, ASB and Community National Bank. Combined these acquisitions added forty-one (41) banking centers. On January 1, 2013, the Company completed its acquisition of East Texas Financial Services, Inc. and on April 1, 2013 completed the acquisition of Coppermark Bancshares, Inc., which expanded the Company’s geographic footprint into the Oklahoma City, Oklahoma area.

Total assets were $15.08 billion at March 31, 2013 compared with $14.58 billion at December 31, 2012, an increase of $497.7 million or 3.4%. Total loans were $5.26 billion at March 31, 2013 compared with $5.18 billion at December 31, 2012, an increase of $83.1 million or 1.6%. Total deposits were $11.71 billion at March 31, 2013 compared with $11.64 billion at December 31, 2012, an increase of $71.6 million or 0.6%. Shareholders’ equity increased $60.1 million or 2.9%, to $2.15 billion at March 31, 2013 compared with $2.09 billion at December 31, 2012.

CRITICAL ACCOUNTING POLICIES

The Company’s accounting policies are integral to understanding the financial results reported. Accounting policies are described in detail in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity:

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

Goodwill and Intangible Assets—Goodwill and intangible assets that have indefinite useful lives are subject to an impairment test at least annually, or more often, if events or circumstances indicate that it is more likely than not that the fair value of Prosperity Bank, the Company’s only reporting unit with assigned goodwill, is below the carrying value of its equity. The Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining the need to perform step one of the annual test for goodwill impairment. An entity has an unconditional option to bypass the qualitative assessment described in the preceding paragraph for any reporting unit in any period and proceed directly to performing the first step of the goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period.

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

Estimating the fair value of the Company’s reporting unit is a subjective process involving the use of estimates and judgments, particularly related to future cash flows of the reporting unit, discount rates (including market risk premiums) and market multiples. Material assumptions used in the valuation models include the comparable public company price multiples used in the terminal value, future cash flows and the market risk premium component of the discount rate. The estimated fair values of the reporting unit is determined using a blend of two commonly used valuation techniques: the market approach and the income approach. The Company gives consideration to both valuation techniques, as either technique can be an indicator of value. For the market approach, valuations of the reporting unit were based on an analysis of relevant price multiples in market trades in companies with similar characteristics. For the income approach, estimated future cash flows (derived from internal forecasts and economic expectations) and terminal value (value at the end of the cash flow period, based on price multiples) were discounted. The discount rate was based on the imputed cost of equity capital.

The Company had no intangible assets with indefinite useful lives at March 31, 2013. Other identifiable intangible assets that are subject to amortization are amortized on an accelerated basis over the years expected to be benefited, which the Company believes is between eight and ten years. These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value to carrying value. Based on the Company’s annual goodwill impairment test as of September 30, 2012, management does not believe any of its goodwill is impaired as of March 31, 2013, because the fair value of the Company’s equity substantially exceeded its carrying value. While the Company believes no impairment existed at March 31, 2013, under accounting standards applicable at that date, different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation and financial condition or future results of operations.

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

Fair Values of Financial Instruments. The Company determines the fair market values of financial instruments based on the fair value hierarchy established which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value. Level 1 inputs include quoted market prices, where available. If such quoted market prices are not available, Level 2 inputs are used. These inputs are based upon internally developed models that primarily use observable market-based parameters. Level 3 inputs are unobservable inputs which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

RECENT ACQUISITIONS

Acquisition of East Texas Financial Services, Inc.- On January 1, 2013, the Company completed the acquisition of East Texas Financial Services, Inc. (OTC BB: FFBT) and its wholly-owned subsidiary, First Federal Bank Texas (“Firstbank”). As of December 31, 2012, East Texas Financial Services reported, on a consolidated basis, total assets of $165.0 million, total loans of $129.3 million and total deposits of $112.3 million. The Company issued 530,940 shares of Company common stock for all outstanding shares of East Texas Financial Services capital stock, which resulted in a premium of $7.0 million.

SUBSEQUENT EVENTS

Acquisition of Coppermark Bancshares, Inc. - On April 1, 2013, the Company completed the merger with Coppermark Bancshares, Inc. and its wholly-owned subsidiary, Coppermark Bank (collectively referred to as “Coppermark”) headquartered in Oklahoma City, Oklahoma. Coppermark operated nine (9) full-service banking offices: six (6) in Oklahoma City, Oklahoma and surrounding areas and three (3) in the Dallas, Texas area. As of March 31, 2013, Coppermark reported, on a consolidated basis, total assets of $1.25 billion, total loans of $847.6 million and total deposits of $1.11 billion.

Pursuant to the terms of the acquisition agreement, the Company issued 3,258,718 shares of Company common stock plus approximately $60.0 million in cash for all outstanding shares of Coppermark Bancshares capital stock, which resulted in a premium of $91.7 million.

RESULTS OF OPERATIONS

Net income available to common shareholders was $49.3 million ($0.86 per common share on a diluted basis) for the quarter ended March 31, 2013 compared with $36.5 million ($0.77 per common share on a diluted basis) for the quarter ended March 31, 2012, an increase of $12.8 million or 35.1%. The Company posted returns on average common equity of 9.23% and 9.15%, returns on average assets of 1.33% and 1.39% and efficiency ratios of 42.40% and 42.23% for the quarters ended March 31, 2013 and 2012, respectively. The efficiency ratio is calculated by dividing total noninterest expense (excluding credit loss provisions) by net interest income plus noninterest income (excluding net gains and losses on the sale of securities and assets). Additionally, taxes are not part of this calculation.

Net Interest Income

The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.”

Net interest income before the provision for credit losses was $108.1 million for the quarter ended March 31, 2013 compared with $81.8 million for the quarter ended March 31, 2012, an increase of $26.2 million or 32.1%. This increase includes $14.3 million related to purchase accounting accretion during the three months ended March 31, 2013. There was no purchase accounting accretion recorded during the three months ended March 31, 2012. The average rate paid on interest-bearing liabilities decreased 15 basis points from 0.57% for the quarter ended March 31, 2012 to 0.42% for the quarter ended March 31, 2013, while the average yield on interest-earning assets decreased 36 basis points from 4.03% for the quarter ended March 31, 2012 compared with 3.67% for the quarter ended March 31, 2013. The average volume of interest-bearing liabilities increased $2.84 billion and the average volume of interest-earning assets increased $3.92 billion for the same period. The net interest margin on a tax equivalent basis decreased 22 basis points from 3.64% for the quarter ended March 31, 2012 to 3.42% for the quarter ended March 31, 2013.

The following table sets forth, for each major category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the quarters ended March 31, 2013 and 2012. The table also sets forth the average rate paid on total interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Except as indicated in the footnotes, no tax-equivalent adjustments were made and all average balances are daily average balances. Any nonaccruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended
	Mar 31, 2013			Mar 31, 2012
	Average Balance	Interest Earned/ Interest Paid	Average Yield/Rate (4)	Average Balance	Interest Earned/ Interest Paid	Average Yield/Rate (4)
	(Dollars in thousands)
Interest-Earning Assets:
Loans	$5,263,784	$81,464	6.28%	$3,818,991	$53,217	5.60%
Investment securities	7,755,567	36,548	1.91%	5,192,257	38,321	2.95%
Federal funds sold and other earning assets	34,793	19	0.22%	126,154	78	0.25%

Total interest-earning assets	13,054,144	$118,031	3.67%	9,137,402	$91,616	4.03%

Allowance for credit losses	(53,242)			(51,601)
Noninterest-earning assets	1,849,461			1,414,340

Total assets	$14,850,363			$10,500,141

Interest-Bearing Liabilities:
Interest-bearing demand deposits	$2,659,489	$2,210	0.34%	$1,694,240	$2,063	0.49%
Savings and money market deposits	3,790,416	2,829	0.30%	2,792,348	2,589	0.37%
Certificates and other time deposits	2,370,499	3,651	0.62%	1,971,071	4,139	0.84%
Securities sold under repurchase agreements	448,542	292	0.26%	53,304	37	0.28%
Federal funds purchased and other borrowings	358,120	362	0.41%	272,760	279	0.41%
Junior subordinated debentures	85,055	605	2.88%	85,055	663	3.14%

Total interest-bearing liabilities	$9,712,121	$9,949	0.42%	$6,868,778	$9,770	0.57%

Noninterest-bearing liabilities:
Noninterest-bearing demand deposits	2,939,621			1,970,942
Other liabilities	62,716			65,137

Total liabilities	12,714,458			8,904,857
Shareholders’ equity	2,135,905			1,595,284

Total liabilities and shareholders’ equity	$14,850,363			$10,500,141

Net interest rate spread			3.25%			3.46%

Net interest income and margin (1) (2)		$108,082	3.36%		$81,846	3.60%

Net interest income and margin (tax equivalent) (3)		$110,207	3.42%		$82,742	3.64%

(1)	Yield is based on amortized cost and does not include any component of unrealized gains or losses.
(2)	The net interest margin is equal to net interest income divided by average interest-earning assets.
(3)	In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35%.
(4)	Annualized and based on an actual/365 day basis for the three months ended March 31, 2013 and on an actual/366 day basis for the three months ended March 31, 2012.

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

	Three Months Ended March 31,
	2013 vs. 2012
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in thousands)
Interest-earning assets:
Loans	$19,467	$8,780	$28,247
Securities	18,093	(19,866)	(1,773)
Federal funds sold and other temporary investments	(57)	(2)	(59)

Total increase (decrease) in interest income	37,503	(11,088)	26,415

Interest-bearing liabilities:
Interest-bearing demand deposits	1,175	(1,028)	147
Savings and money market accounts	869	(629)	240
Certificates of deposit	826	(1,314)	(488)
Junior subordinated debentures	—	(58)	(58)
Securities sold under repurchase agreements	272	(17)	255
Other borrowings	83	—	83

Total increase (decrease) in interest expense	3,225	(3,046)	179

Increase (decrease) in net interest income	$34,278	$(8,042)	$26,236

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

The Company recorded a $2.8 million and $150.0 thousand provision for credit losses for the quarters ended March 31, 2013 and 2012, respectively. For the quarter ended March 31, 2013, net charge-offs were $315.0 thousand compared with net charge-offs of $102.0 thousand for the quarter ended March 31, 2012.

Noninterest Income

The Company’s primary sources of recurring noninterest income are NSF fees, debit and ATM card income and service charges on deposit accounts. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method. Noninterest income totaled $23.4 million for the three months ended March 31, 2013 compared with $13.9 million for the same period in 2012, an increase of $9.5 million or 68.1%. The increase was primarily due to increases in NSF fees, debit card and ATM card income and service charges on deposit accounts resulting from the acquisition of ASB. Additionally, noninterest income includes income generated from several new products and services assumed in the ASB acquisition including trust and mortgage.

The Company will be subject to the Durbin Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act beginning in July 2013, which imposes limits on the amount of debit card and ATM card income that can be collected. The Company is currently in the process of evaluating the impact of the Durbin Amendment on its financial statements.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Nonsufficient funds (NSF) fees	$8,509	$5,389
Debit card and ATM card income	6,487	3,836
Service charges on deposit accounts	2,931	2,441
Trust income	1,017	—
Mortgage income	991	59
Bank Owned Life Insurance income (BOLI)	776	350
Net gains (losses) on sales of assets	1	(7)
Net (losses) gains on sale of other real estate	(105)	418
Other	2,834	1,459

Total noninterest income	$23,441	$13,945

Noninterest Expense

Noninterest expense totaled $55.8 million for the quarter ended March 31, 2013 compared with $40.5 million for the quarter ended March 31, 2012, an increase of $15.3 million or 37.8%. This increase was primarily due to increases in salaries and employee benefits and general and administrative expenses related to the recent acquisitions. The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)
Salaries and employee benefits(1)	$33,209	$23,252
Non-staff expenses:
Net occupancy and equipment	4,278	3,557
Debit card, data processing and software amortization	2,570	1,532
Regulatory assessments and FDIC insurance	2,395	1,548
Core deposit intangibles amortization	1,755	1,695
Depreciation	2,378	2,035
Communications (including telephone, courier and postage)	2,196	1,748
Other real estate expense	223	691
Professional fees	1,074	709
Printing and supplies	676	461
Other	5,013	3,231

Total noninterest expense	$55,767	$40,459

(1)	Includes stock-based compensation expense of $1.2 million for each of the three months ended March 31, 2013 and 2012, respectively.

Income Taxes

Income tax expense increased $5.0 million to $23.7 million for the quarter ended March 31, 2013 compared with $18.7 million for the same period in 2012. The increase was primarily attributable to higher pretax net earnings for the quarter ended March 31, 2013 compared with the same period in 2012. The Company’s effective tax rate for the three months ended March 31, 2013 was 32.4% compared with 33.9% for the same period in 2012.

FINANCIAL CONDITION

Loan Portfolio

Total loans were $5.26 billion at March 31, 2013, an increase of $83.1 million or 1.6% compared with $5.18 billion at December 31, 2012. Outstanding loans at March 31, 2013 comprised 40.3% of average earning assets for the quarter ended March 31, 2013.

The following table summarizes the loan portfolio of the Company by type of loan as of March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Residential mortgage loans held for sale	$8,496	0.2%	$10,433	0.2%

Commercial and industrial	732,308	13.9%	771,114	14.9%
Real estate:
Construction and land development	575,307	10.9%	550,768	10.6%
1-4 family residential (including home equity)	1,534,255	29.2%	1,432,133	27.6%
Commercial real estate (including multi-family residential)	1,993,518	37.9%	1,990,642	38.4%
Farmland	226,406	4.3%	211,156	4.1%
Agriculture	60,383	1.1%	74,481	1.4%
Consumer and other (net of unearned discount)	132,351	2.5%	139,213	2.8%

Total loans held for investment	5,254,528	99.8%	5,169,507	99.8%

Total	$5,263,024	100.0%	$5,179,940	100.0%

Nonperforming Assets

The Company had $18.1 million in nonperforming assets at March 31, 2013 and $13.0 million in nonperforming assets at December 31, 2012, an increase of $5.1 million or 39.3%. The ratio of nonperforming assets to loans and other real estate was 0.34% at March 31, 2013 compared with 0.25% at December 31, 2012.

The Company generally places a loan on nonaccrual status and ceases accruing interest when the payment of principal or interest is delinquent for 90 days, or earlier in some cases, unless the loan is in the process of collection and the underlying collateral fully supports the carrying value of the loan. The Company generally charges off loans before attaining nonaccrual status.

The following table presents information regarding nonperforming assets as of the dates indicated:

	March 31, 2013	December 31, 2012
	(Dollars in thousands)

Nonaccrual loans	$7,529	$5,382
Accruing loans 90 or more days past due	642	331

Total nonperforming loans	8,171	5,713
Repossessed assets	49	68
Other real estate	9,913	7,234

Total nonperforming assets	$18,133	$13,015

Nonperforming assets to total loans and other real estate	0.34%	0.25%

Allowance for Credit Losses

Management actively monitors the Company’s asset quality and provides specific loss allowances when necessary. The allowance for credit losses is a reserve established through charges to earnings in the form of a provision for credit losses. Loans are charged off against the allowance for credit losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. As of March 31, 2013, the allowance for credit losses amounted to $55.0 million or 1.05% of total loans compared with $52.6 million or 1.01% of total loans at December 31, 2012.

Set forth below is an analysis of the allowance for credit losses as of the dates indicated:

	As of and for the Three Months Ended March 31,
	2013	2012
	(Dollars in thousands)

Average loans outstanding	$5,263,784	$3,818,991

Gross loans outstanding at end of period	$5,263,024	$3,874,862

Allowance for credit losses at beginning of period	$52,564	$51,594
Provision for credit losses	2,800	150
Charge-offs:
Commercial and industrial	(155)	(78)
Real estate and agriculture	(179)	(101)
Consumer	(606)	(203)
Recoveries:
Commercial and industrial	96	93
Real estate and agriculture	197	11
Consumer	332	176

Net charge-offs	(315)	(102)

Allowance for credit losses at end of period	$55,049	$51,642

Ratio of allowance to end of period loans	1.05%	1.33%

Ratio of net charge-offs to average loans (annualized)	0.02%	0.01%

Ratio of allowance to end of period nonperforming loans	673.7%	723.1%

Securities

The carrying cost of securities totaled $7.96 billion at March 31, 2013 compared with $7.44 billion at December 31, 2012, an increase of $543.7 million or 7.3%. At March 31, 2013, securities represented 53.0% of total assets compared with 51.0% of total assets at December 31, 2012.

The amortized cost and fair value of investment securities were as follows:

	March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$33,964	$1,460	$—	$35,424
Collateralized mortgage obligations	583	—	(13)	570
Mortgage-backed securities	150,684	10,300	(25)	160,959
Other securities	8,788	332	—	9,120

Total	$194,019	$12,092	$(38)	$206,073

Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$5,792	$112	$—	$5,904
States and political subdivisions	363,352	6,692	(450)	369,594
Corporate debt securities	2,027	10	—	2,037
Collateralized mortgage obligations	96,525	2,061	(98)	98,488
Mortgage-backed securities	7,299,142	164,023	(24,571)	7,438,594
Qualified School Construction Bonds (QSCB)	12,900	2,316	—	15,216

Total	$7,779,738	$175,214	$(25,119)	$7,929,833

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$34,743	$1,691	$—	$36,434
Collateralized mortgage obligations	616	—	(12)	604
Mortgage-backed securities	168,701	11,742	(27)	180,416
Other securities	8,786	430	—	9,216

Total	$212,846	$13,863	$(39)	$226,670

Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$7,061	$160	$—	$7,221
States and political subdivisions	391,510	7,074	(354)	398,230
Corporate debt securities	1,500	28	—	1,528
Collateralized mortgage obligations	125,912	2,304	(50)	128,166
Mortgage-backed securities	6,676,512	196,206	(4,517)	6,868,201
Qualified School Construction Bonds (QSCB)	12,900	2,449	—	15,349

Total	$7,215,395	$208,221	$(4,921)	$7,418,695

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

As of March 31, 2013, the Company does not intend to sell any debt securities and management believes that the Company more likely than not will not be required to sell any debt securities before their anticipated recovery, at which time the Company will receive full value for the securities. Furthermore, as of March 31, 2013, management does not have the intent to sell any of its securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of March 31, 2013, management believes any impairment in the Company’s securities are temporary and no impairment loss has been realized in the Company’s consolidated statements of income.

Deposits

Total deposits were $11.71 billion at March 31, 2013 compared with $11.64 billion at December 31, 2012, an increase of $71.6 million or 0.6%. At March 31, 2013, noninterest-bearing deposits accounted for approximately 25.6% of total deposits compared with 25.9% of total deposits at December 31, 2012. Interest-bearing deposits totaled $8.72 billion or 74.4% of total deposits at March 31, 2013 compared with $8.63 billion or 74.1% of total deposits at December 31, 2012.

The following table summarizes the daily average balances and weighted average rates paid on deposits for the periods indicated below:

	Three Months Ended March 31,
	2013		2012
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Interest-bearing demand deposits	$2,659,489	0.34%	$1,694,240	0.49%
Regular savings	1,312,489	0.05%	530,032	0.20%
Money market savings	2,477,927	0.09%	2,262,316	0.41%
Certificates and other time deposits	2,370,499	0.62%	1,971,071	0.84%

Total interest-bearing deposits	8,820,404	0.40%	6,457,659	0.55%
Noninterest-bearing deposits	2,939,621	—	1,970,942	—

Total deposits	$11,760,025	0.30%	$8,428,601	0.42%

Other Borrowings

The following table presents the Company’s borrowings for the periods indicated:

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
FHLB advances	$525,000	$245,000
FHLB long-term notes payable	51,768	11,753

Total other borrowings	576,768	256,753
Securities sold under repurchase agreements	470,241	454,502

Total	$1,047,009	$711,255

FHLB advances and long-term notes payable—The Company has an available line of credit with the FHLB of Dallas, which allows the Company to borrow on a collateralized basis. FHLB advances are considered short-term, overnight borrowings and used to manage liquidity as needed. Additionally, the Company utilizes long-term FHLB notes. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At March 31, 2013, the Company had total funds of $3.76 billion available under this agreement of which a total amount of $576.8 million was outstanding. Short-term overnight FHLB advances of $525.0 million were outstanding at March 31, 2013, at a weighted average rate of rate of 0.16%. Long-term notes payable were $51.8 million at March 31, 2013, with a weighted average interest rate of 4.75% and includes a $5.3 million premium. The maturity dates on the FHLB notes payable range from the years 2013 to 2028 and have interest rates ranging from 4.08% to 6.10%.

Securities sold under repurchase agreements— At March 31, 2013, the Company had $470.2 million in securities sold under repurchase agreements compared with $454.5 million at December 31, 2012, an increase of $15.7 million or 3.5%, with weighted average rates paid of 0.26% and 0.25%, respectively, for the three months ended. Repurchase agreements with banking customers are generally settled on the following business day. Approximately, $23.3 million of repurchase agreements outstanding at March 31, 2013, have maturity dates ranging from one to eighteen months. All securities sold under agreements to repurchase are collateralized by certain pledged securities.

Junior Subordinated Debentures

At March 31, 2013 and December 31, 2012, the Company had outstanding $85.1 million in junior subordinated debentures issued to the Company’s unconsolidated subsidiary trusts.

A summary of pertinent information related to the Company’s seven issues of junior subordinated debentures outstanding at March 31, 2013 is set forth in the table below (dollars in thousands):

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate(1)	Junior Subordinated Debt Owed to Trusts	Maturity Date(2)
Prosperity Statutory Trust II	July 31, 2001	$15,000	3 month LIBOR + 3.58%, not to exceed 12.50%	$15,464	July 31, 2031

Prosperity Statutory Trust III	Aug. 15, 2003	12,500	3 month LIBOR + 3.00%	12,887	Sept. 17, 2033
Prosperity Statutory Trust IV	Dec. 30, 2003	12,500	3 month LIBOR + 2.85%	12,887	Dec. 30, 2033
SNB Capital Trust IV	Sept. 25, 2003	10,000	3 month LIBOR + 3.00%	10,310	Sept. 25, 2033
TXUI Statutory Trust II	Dec. 19, 2003	5,000	3 month LIBOR + 2.85%	5,155	Dec. 19, 2033
TXUI Statutory Trust III	Nov. 30, 2005	15,500	3 month LIBOR + 1.39%	15,980	Dec. 15, 2035
TXUI Statutory Trust IV	Mar. 31, 2006	12,000	3 month LIBOR + 1.39%	12,372	June 30, 2036

				$85,055

(1)	The 3-month LIBOR in effect as of March 31, 2013 was 0.283%.
(2)	All debentures are callable five years from issuance date.

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

As of March 31, 2013, the Company had outstanding $987.1 million in commitments to extend credit and $30.9 million in commitments associated with outstanding standby letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

The Company has no exposure to future cash restrictions associated with known uncertainties or capital expenditures of a material nature.

Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of March 31, 2013, the Company had cash and cash equivalents of $181.4 million compared with $326.3 million at December 31, 2012, a decrease of $144.9 million. The decrease was primarily due to purchases of securities of $1.5 billion, an increase in loans of $47.2 million and a decrease in deposits of $40.8 million, partially offset by proceeds from the maturities and repayments of securities of $993.8 million, net earnings of $49.3 million and net proceeds from short-term borrowings of $280.0 million.

Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of March 31, 2013 (other than deposit obligations). The payments do not include pre-payment options that may be available to the Company. The Company’s future cash payments associated with its contractual obligations pursuant to its junior subordinated debentures, FHLB advances and long-term notes payable and operating leases as of March 31, 2013 are summarized below. Payments for junior subordinated debentures include interest of $47.8 million that will be paid over future periods. Future interest payments were calculated using the current rate in effect at March 31, 2013. The current principal balance of the junior subordinated debentures at March 31, 2013 was $85.1 million. Payments for FHLB borrowings include contractual interest of $8.2 million that will be paid over the future periods and excludes a $5.3 million premium. Payments related to leases are based on actual payments specified in underlying contracts.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Junior subordinated debentures	$1,750	$4,666	$4,665	$121,771	$132,852
Federal Home Loan Bank notes payable and other borrowings	527,150	6,972	38,631	6,899	579,652
Operating leases	3,945	7,369	3,103	—	14,417

Total	$532,845	$19,007	$46,399	$128,670	$726,921

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

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit as of March 31, 2013 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$25,421	$5,445	$66	$—	$30,932
Commitments to extend credit	370,725	292,672	63,018	260,642	987,057

Total	$396,146	$298,117	$63,084	$260,642	$1,017,989

Capital Resources

Total shareholders’ equity was $2.15 billion at March 31, 2013 compared with $2.09 billion at December 31, 2012, an increase of $60.1 million or 2.9%. The increase was due primarily to net earnings of $49.3 million, the issuance of common stock in connection with the exercise of stock options and restricted stock awards of $634.0 thousand and the issuance of common stock in connection with the acquisition of East Texas Financial Services of $21.8 million, which was partially offset by dividends paid of $12.3 million for the three months ended March 31, 2013.

Both the Board of Governors of the Federal Reserve System with respect to the Company, and the Federal Deposit Insurance Corporation (“FDIC”) with respect to the Bank, have established certain minimum risk-based capital standards that apply to bank holding companies and federally insured banks. The following table sets forth the Company’s total risk-based capital, Tier 1 risk-based capital and Tier 1 to average assets (leverage) ratios as of March 31, 2013:

Consolidated Capital Ratios:
Total capital (to risk weighted assets)	15.61%
Tier 1 capital (to risk weighted assets)	14.77%
Tier 1 capital (to average assets)	7.10%

As of March 31, 2013, the Bank’s risk-based capital ratios were above the levels required for the Bank to be designated as “well capitalized” by the FDIC. To be designated as “well capitalized”, the minimum ratio requirements for the Bank’s total risk-based capital, Tier 1 risk-based capital and Tier 1 to average assets (leverage) capital ratios must be 10.0%, 6.0% and 5.0%, respectively. The following table sets forth the Bank’s total risk-based capital, Tier 1 risk-based capital, and Tier 1 to average assets (leverage) capital ratios as of March 31, 2013:

Capital Ratios (Bank Only):
Total capital (to risk weighted assets)	15.38%
Tier 1 capital (to risk weighted assets)	14.54%
Tier 1 capital (to average assets)	6.98%

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company manages market risk, which for the Company is primarily interest rate volatility, through its Asset Liability Committee which is composed of senior officers of the Company, in accordance with policies approved by the Company’s Board of Directors.

The Company uses simulation analysis to examine the potential effects of market changes on net interest income and market value. The Company considers macroeconomic variables, Company strategy, liquidity and other factors as it quantifies market risk. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Interest Rate Sensitivity and Liquidity” which was filed with the Securities and Exchange Commission on February 28, 2013 for further discussion.

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

PROSPERITY BANCSHARES, INC. ®
(Registrant)

Date: 05/09/13	/s/ David Zalman
David Zalman
Chief Executive Officer

Date: 05/09/13	/s/ David Hollaway
David Hollaway
Chief Financial Officer