Form 10-Q
period 2013-06-30
PROSPERITY BANCSHARES INC
filed 2013-08-07
CIK 1068851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

As of August 1, 2013, there were 60,343,210 outstanding shares of the registrant’s Common Stock, par value $1.00 per share.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

PROSPERITY BANCSHARES, INC®. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2013	2012
	(Dollars in thousands)
ASSETS
Cash and due from banks	$250,542	$325,952
Federal funds sold	606	352

Total cash and cash equivalents	251,148	326,304

Available for sale securities, at fair value	184,349	226,670
Held to maturity securities, at cost (fair value of $7,820,266 and $7,418,695, respectively)	7,833,535	7,215,395

Total securities	8,017,884	7,442,065

Loans held for sale	6,186	10,433
Loans held for investment	6,166,297	5,169,507

Total loans	6,172,483	5,179,940
Less: allowance for credit losses	(56,176)	(52,564)

Loans, net	6,116,307	5,127,376

Accrued interest receivable	43,650	42,337
Goodwill	1,350,834	1,217,162
Core deposit intangibles, net	26,688	26,159
Bank premises and equipment, net	227,455	205,268
Other real estate owned	10,244	7,234
Bank owned life insurance (BOLI)	122,199	109,108
Federal Home Loan Bank of Dallas stock	44,933	34,461
Other assets	59,376	46,099

TOTAL ASSETS	$16,270,718	$14,583,573

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$3,283,082	$3,016,205
Interest-bearing	9,225,568	8,625,639

Total deposits	12,508,650	11,641,844
Other borrowings	781,215	256,753
Securities sold under repurchase agreements	481,170	454,502
Junior subordinated debentures	85,055	85,055
Accrued interest payable	2,189	1,904
Other liabilities	67,157	54,126

Total liabilities	13,925,436	12,494,184
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $1 par value; 200,000,000 shares authorized; 60,352,298 and 56,484,234 shares issued at June 30, 2013 and December 31, 2012, respectively; 60,315,210 and 56,447,146 shares outstanding at June 30, 2013 and December 31, 2012, respectively	60,352	56,484
Capital surplus	1,451,064	1,274,290
Retained earnings	828,153	750,236
Accumulated other comprehensive income—net unrealized gain on available for sale securities, net of tax of $3,403 and $4,839, respectively	6,320	8,986
Less treasury stock, at cost, 37,088 shares	(607)	(607)

Total shareholders’ equity	2,345,282	2,089,389

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$16,270,718	$14,583,573

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$89,842	$54,793	$171,306	$108,010
Securities	39,384	38,072	75,932	76,393
Federal funds sold	76	9	95	87

Total interest income	129,302	92,874	247,333	184,490

INTEREST EXPENSE:
Deposits	9,170	8,083	17,860	16,874
Other borrowings	472	648	834	1,311
Securities sold under repurchase agreements	312	59	604	96
Junior subordinated debentures	606	418	1,211	697

Total interest expense	10,560	9,208	20,509	18,978

NET INTEREST INCOME	118,742	83,666	226,824	165,512
PROVISION FOR CREDIT LOSSES	2,550	600	5,350	750

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	116,192	83,066	221,474	164,762

NONINTEREST INCOME:
Nonsufficient funds (NSF) fees	8,346	5,167	16,855	10,556
Credit card, debit card and ATM card income	7,007	4,292	13,494	8,128
Service charges on deposit accounts	3,304	2,432	6,235	4,873
Trust income	896	—	1,913	—
Mortgage income	1,567	65	2,558	124
Other	4,154	1,700	7,660	3,920

Total noninterest income	25,274	13,656	48,715	27,601

NONINTEREST EXPENSE:
Salaries and employee benefits	37,517	23,572	70,726	46,824
Net occupancy and equipment	4,669	3,492	8,947	7,049
Debit card, data processing and software amortization	3,249	1,906	5,819	3,438
Regulatory assessments and FDIC insurance	2,579	1,659	4,974	3,207
Core deposit intangibles amortization	1,341	1,595	3,096	3,290
Depreciation	2,464	2,028	4,842	4,063
Communications (including telephone, courier and postage)	2,410	1,802	4,606	3,550
Other real estate expense	237	383	460	1,074
Other	6,834	4,351	13,597	8,752

Total noninterest expense	61,300	40,788	117,067	81,247

INCOME BEFORE INCOME TAXES	80,166	55,934	153,122	111,116

PROVISION FOR INCOME TAXES	26,322	18,962	49,973	37,657

NET INCOME	$53,844	$36,972	$103,149	$73,459

EARNINGS PER SHARE:
Basic	$0.89	$0.78	$1.76	$1.55

Diluted	$0.89	$0.78	$1.76	$1.55

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Net income	$53,844	$36,972	$103,149	$73,459
Other comprehensive loss, before tax:
Securities available for sale:
Change in unrealized gain during period	(2,330)	(1,833)	(4,101)	(3,018)

Total other comprehensive loss	(2,330)	(1,833)	(4,101)	(3,018)
Deferred tax benefit related to other comprehensive income	816	642	1,435	1,057

Other comprehensive loss, net of tax	(1,514)	(1,191)	(2,666)	(1,961)

Comprehensive income	$52,330	$35,781	$100,483	$71,498

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

					Accumulated
	Common Stock		Capital Surplus	Retained Earnings	Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
	(In thousands, except share and per share data)
BALANCE AT DECEMBER 31, 2011	46,947,415	$46,947	$883,575	$623,878	$13,472	$(607)	$1,567,265
Net income				73,459			73,459
Other comprehensive loss					(1,961)		(1,961)
Common stock issued in connection with the exercise of stock options and restricted stock awards	112,948	113	2,353				2,466
Common stock issued in connection with the acquisition of Texas Bankers, Inc.	314,953	315	12,393				12,708
Common stock issued in connection with the acquisition of The Bank Arlington	135,347	136	6,063				6,199
Stock based compensation expense			2,161				2,161
Cash dividends declared, $0.39 per share				(18,480)			(18,480)

BALANCE AT JUNE 30, 2012	47,510,663	$47,511	$906,545	$678,857	$11,511	$(607)	$1,643,817

BALANCE AT DECEMBER 31, 2012	56,484,234	$56,484	$1,274,290	$750,236	$8,986	$(607)	$2,089,389
Net income				103,149			103,149
Other comprehensive loss					(2,666)		(2,666)
Common stock issued in connection with the exercise of stock options and restricted stock awards	78,406	78	1,727				1,805
Common stock issued in connection with the acquisition of East Texas Financial Services, Inc.	530,940	531	21,769				22,300
Common stock issued in connection with the acquisition of Coppermark Bancshares, Inc.	3,258,718	3,259	151,172				154,431
Stock based compensation expense			2,106				2,106
Cash dividends declared, $0.43 per share				(25,232)			(25,232)

BALANCE AT JUNE 30, 2013	60,352,298	$60,352	$1,451,064	$828,153	$6,320	$(607)	$2,345,282

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2013	2012
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$103,149	$73,459
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and core deposit intangibles amortization	7,938	7,353
Provision for credit losses	5,350	750
Net amortization of premium on investments	41,694	21,474
Loss (gain) on sale or write down of premises, equipment and other real estate	40	(316)
Net accretion of discount on loans	(26,323)	(790)
Proceeds from sale of loans held for sale	98,228	—
Originations of loans held for sale	(96,492)	—
Stock based compensation expense	2,106	2,161
Decrease (increase) in accrued interest receivable and other assets	26,407	(32,408)
Increase in accrued interest payable and other liabilities	5,733	13,298

Net cash provided by operating activities	167,830	84,981

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of held to maturity securities	1,380,310	732,832
Purchase of held to maturity securities	(2,022,901)	(1,545,313)
Proceeds from maturities, sales and principal paydowns of available for sale securities	1,493,689	956,913
Purchase of available for sale securities	(1,454,999)	(909,999)
Net increase in loans held for investment	(50,106)	(144,906)
Purchase of bank premises and equipment	(13,626)	(6,546)
Proceeds from sale of bank premises, equipment and other real estate	8,667	7,384
Net cash and cash equivalents acquired in the purchase of Texas Bankers, Inc.	—	44,550
Net cash and cash equivalents acquired in the purchase of The Bank Arlington	—	12,037
Net cash and cash equivalents acquired in the purchase of East Texas Financial Services, Inc.	3,471	—
Net cash and cash equivalents acquired in the purchase of Coppermark Banchares, Inc.	288,795	—

Net cash used in investing activities	(366,700)	(853,048)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in noninterest-bearing deposits	(42,054)	82,171
Net (decrease) increase in interest-bearing deposits	(321,225)	148,683
Net proceeds from other short-term borrowings	524,583	425,000
Repayments of other long-term borrowings	(40,831)	(512)
Net increase in securities sold under repurchase agreements	26,668	67,860
Proceeds from stock option exercises	1,805	2,466
Payments of cash dividends	(25,232)	(18,480)

Net cash provided by financing activities	123,714	707,188

NET DECREASE IN CASH AND CASH EQUIVALENTS	(75,156)	(60,879)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	326,304	213,442

CASH AND CASH EQUIVALENTS, END OF PERIOD	$251,148	$152,563

NONCASH ACTIVITIES:
Stock issued in connection with the Texas Bankers, Inc. acquisition	$—	$12,708
Stock issued in connection with the The Bank Arlington acquisition	—	6,199
Stock issued in connection with the East Texas Financial Services, Inc. acquisition	22,300	—
Stock issued in connection with the Coppermark Bancshares, Inc. acquisition	154,431	—
Acquisition of real estate through foreclosure of collateral	2,733	9,311
SUPPLEMENTAL INFORMATION:
Income taxes paid	$44,615	$36,737
Interest paid	20,071	19,651

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(UNAUDITED)

1. BASIS OF PRESENTATION

The interim consolidated financial statements include the accounts of Prosperity Bancshares, Inc.® (the “Company”) and its wholly-owned subsidiaries, Prosperity Bank® (the “Bank”) and Prosperity Holdings of Delaware, LLC. All intercompany transactions and balances have been eliminated.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Operating results for the six-month period ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any other period.

2. INCOME PER COMMON SHARE

Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares. The following table illustrates the computation of basic and diluted earnings per share:

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(In thousands, except per share data)
Net income	$53,844		$36,972		$103,149		$73,459

Basic:
Weighted average shares outstanding	60,250	$0.89	47,456	$0.78	58,629	$1.76	47,347	$1.55

Diluted:
Add incremental shares for:
Effect of dilutive securities - options	144		152		145		161

Total	60,394	$0.89	47,608	$0.78	58,774	$1.76	47,508	$1.55

There were no stock options exercisable during the three and six months ended June 30, 2013 or 2012 that would have had an anti-dilutive effect on the above computation.

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

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(UNAUDITED)

ASU 2013-02 “Comprehensive Income (Topic 220) — Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 amends recent guidance related to the reporting of comprehensive income to enhance the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 became effective for the Company on January 1, 2013 and did not have a significant impact on the Company’s financial statements. See Note 10 – Other Comprehensive (Loss) Income for applicable disclosures.

4. SECURITIES

The amortized cost and fair value of investment securities were as follows:

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$33,591	$1,172	$—	$34,763
Collateralized mortgage obligations	547	10	(1)	556
Mortgage-backed securities	133,199	8,438	(24)	141,613
Other securities	7,289	141	(13)	7,417

Total	$174,626	$9,761	$(38)	$184,349

Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$5,772	$51	$—	$5,823
States and political subdivisions	362,590	2,089	(1,839)	362,840
Corporate debt securities	522	8	—	530
Collateralized mortgage obligations	75,235	1,530	(60)	76,705
Mortgage-backed securities	7,376,516	106,996	(124,376)	7,359,136
Qualified School Construction Bonds (QSCB)	12,900	2,332	—	15,232

Total	$7,833,535	$113,006	$(126,275)	$7,820,266

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$34,743	$1,691	$—	$36,434
Collateralized mortgage obligations	616	—	(12)	604
Mortgage-backed securities	168,701	11,742	(27)	180,416
Other securities	8,786	430	—	9,216

Total	$212,846	$13,863	$(39)	$226,670

Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$7,061	$160	$—	$7,221
States and political subdivisions	391,510	7,074	(354)	398,230
Corporate debt securities	1,500	28	—	1,528
Collateralized mortgage obligations	125,912	2,304	(50)	128,166
Mortgage-backed securities	6,676,512	196,206	(4,517)	6,868,201
Qualified School Construction Bonds (QSCB)	12,900	2,449	—	15,349

Total	$7,215,395	$208,221	$(4,921)	$7,418,695

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(UNAUDITED)

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model.

In determining OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time

When OTTI occurs, the amount of the other-than-temporary impairment recognized in earnings depends on whether an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss. If an entity intends to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI shall be separated into the amount representing the credit-related portion of the impairment loss (“credit loss”) and the noncredit portion of the impairment loss (“noncredit portion”). The amount of the total OTTI related to the credit loss is determined based on the difference between the present value of cash flows expected to be collected and the amortized cost basis and such difference is recognized in earnings. The amount of the total OTTI related to the noncredit portion is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings shall become the new amortized cost basis of the investment.

As of June 30, 2013, the Company does not intend to sell any debt securities and management believes that the Company more likely than not will not be required to sell any debt securities before their anticipated recovery, at which time the Company will receive full value for the securities. Furthermore, as of June 30, 2013, management does not have the intent to sell any of its securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of June 30, 2013, management believes any impairment in the Company’s securities is temporary and no impairment loss has been realized in the Company’s consolidated statements of income.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(UNAUDITED)

Securities with unrealized losses segregated by length of time that have been in a continuous loss position at June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013
	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$—	$—	$72	$(1)	$72	$(1)
Mortgage-backed securities	459	—	3,638	(24)	4,097	(24)
Other securities	1,724	(13)	—	—	1,724	(13)

Total	$2,183	$(13)	$3,710	$(25)	$5,893	$(38)

Held to Maturity
States and political subdivisions	$168,582	$(1,716)	$5,562	$(123)	$174,144	$(1,839)
Collateralized mortgage obligations	1,946	(52)	970	(8)	2,916	(60)
Mortgage-backed securities	3,246,129	(124,034)	11,693	(342)	3,257,822	(124,376)

Total	$3,416,657	$(125,802)	$18,225	$(473)	$3,434,882	$(126,275)

	December 31, 2012
	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$—	$—	$603	$(12)	$603	$(12)
Mortgage-backed securities	224	—	3,964	(27)	4,188	(27)

Total	$224	$—	$4,567	$(39)	$4,791	$(39)

Held to Maturity
States and political subdivisions	$37,322	$(335)	$1,140	$(19)	$38,462	$(354)
Collateralized mortgage obligations	2,366	(50)	—	—	2,366	(50)
Mortgage-backed securities	1,081,414	(4,516)	234	(1)	1,081,648	(4,517)

Total	$1,121,102	$(4,901)	$1,374	$(20)	$1,122,476	$(4,921)

At June 30, 2013, there were approximately 353 securities in an unrealized loss position for more than 12 months.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(UNAUDITED)

The amortized cost and fair value of investment securities at June 30, 2013, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$29,326	$29,403	$7,376	$7,507
Due after one year through five years	125,561	125,618	5,435	5,628
Due after five years through ten years	140,710	140,578	23,021	23,805
Due after ten years	86,187	88,826	5,048	5,240

Subtotal	381,784	384,425	40,880	42,180
Mortgage-backed securities and collateralized mortgage obligations	7,451,751	7,435,841	133,746	142,169

Total	$7,833,535	$7,820,266	$174,626	$184,349

The Company had no gain or loss on sale of securities for the three and six months ended June 30, 2013 and 2012. As of June 30, 2013, the Company had eight non-agency CMO’s remaining with a total book value of $2.0 million and total market value of $2.0 million.

At June 30, 2013 and December 31, 2012, the Company did not own securities of any one issuer (other than the U.S. government and its agencies) for which aggregate adjusted cost exceeded 10% of the consolidated shareholders’ equity at such respective dates.

Securities with an amortized cost of $4.08 billion and $4.13 billion and a fair value of $4.08 billion and $4.27 billion at June 30, 2013 and December 31, 2012, respectively, were pledged to collateralize public deposits and for other purposes required or permitted by law.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(UNAUDITED)

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The loan portfolio consists of various types of loans made principally to borrowers located in Bryan/College Station, Central Texas, Dallas/Fort Worth, East Texas, Houston, South Texas, West Texas and Oklahoma and is classified by major type as follows:

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Residential mortgage loans held for sale	$6,186	$10,433

Commercial and industrial	999,677	771,114
Real estate:
Construction and land development	694,585	550,768
1-4 family residential (including home equity)	1,654,821	1,432,133
Commercial real estate (including multi-family residential)	2,390,820	1,990,642
Farmland	230,389	211,156
Agriculture	84,556	74,481
Consumer and other (net of unearned discount)	111,449	139,213

Total loans held for investment	6,166,297	5,169,507

Total	$6,172,483	$5,179,940

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

(ii) Commercial Real Estate. The Company makes commercial real estate related loans collateralized by owner-occupied and non-owner-occupied real estate to finance the purchase of real estate. The Company’s commercial real estate related loans are collateralized by first liens on real estate, typically have variable interest rates (or five year or less fixed rates) and amortize over a 15 to 20 year period. Payments on loans secured by such properties are often dependent on the successful operation or management of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than other types of loans. The Company seeks to minimize these risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition in connection with underwriting these loans. The underwriting analysis also includes credit verification, analysis of global cash flow, appraisals and a review of the financial condition of the borrower. At June 30, 2013, the Company had commercial real estate related loans totaling $2.39 billion which includes commercial real estate loans and multi-family residential loans. At June 30, 2013, approximately 43.8% of the outstanding principal balance of the Company’s commercial real estate related loans was secured by owner-occupied properties.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(UNAUDITED)

(iii) 1-4 Family Residential Loans. The Company originates 1-4 family residential mortgage loans and home equity loans collateralized by owner-occupied residential properties located in the Company’s market areas. The Company offers a variety of mortgage loan products which generally are amortized over five to 25 years. Loans collateralized by 1-4 family residential real estate generally have been originated in amounts of no more than 89% of appraised value or have mortgage insurance. The Company requires mortgage title insurance and hazard insurance. The Company has elected to keep all 1-4 family residential loans for its own account rather than selling such loans into the secondary market. By doing so, the Company is able to realize a higher yield on these loans; however, the Company also incurs interest rate risk as well as the risks associated with nonpayments on such loans.

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

(vi) Consumer Loans. Consumer loans made by the Company include direct credit automobile loans, recreational vehicle loans, boat loans, home improvement loans, personal loans (collateralized and uncollateralized) and deposit account collateralized loans. The terms of these loans typically range from 12 to 120 months and vary based upon the nature of collateral and size of loan. Generally, consumer loans entail greater risk than do real estate secured loans, particularly in the case of consumer loans that are unsecured or collateralized by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan balance. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws may limit the amount which can be recovered on such loans.

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

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(UNAUDITED)

Concentrations of Credit. Most of the Company’s lending activity occurs within the states of Texas and Oklahoma. The majority of the Company’s loan portfolio consists of commercial and industrial, commercial real estate and 1-4 family residential loans. As of June 30, 2013 and December 31, 2012, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

Foreign Loans. The Company has U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at June 30, 2013 or December 31, 2012.

Related Party Loans. As of June 30, 2013 and December 31, 2012, loans outstanding to directors, officers and their affiliates totaled $6.4 million and $6.7 million, respectively. All transactions entered into between the Company and such related parties are done in the ordinary course of business, made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related party loans is as follows:

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Beginning balance on January 1	$6,682	$9,809
New loans and reclassified related loans	306	967
Repayments	(586)	(4,094)

Ending balance	$6,402	$6,682

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

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(UNAUDITED)

An aging analysis of past due loans, segregated by class of loans, is as follows:

	June 30, 2013
	Loans Past Due and Still Accruing			Nonaccrual Loans	Current Loans	Total Loans
	30-89 Days	90 or More Days	Total Past Due Loans
	(Dollars in thousands)
Construction and land development	$3,946	$—	$3,946	$267	$690,372	$694,585
Agriculture and agriculture real estate (includes farmland)	2,123	—	2,123	103	312,719	314,945
1-4 family (includes home equity) (1)	9,641	—	9,641	675	1,650,691	1,661,007
Commercial real estate (includes multi-family residential)	15,774	217	15,991	2,002	2,372,827	2,390,820
Commercial and industrial	16,504	58	16,562	1,132	981,983	999,677
Consumer and other	665	50	715	116	110,618	111,449

Total	$48,653	$325	$48,978	$4,295	$6,119,210	$6,172,483

	December 31, 2012
	Loans Past Due and Still Accruing			Nonaccrual Loans	Current Loans	Total Loans
	30-89 Days	90 or More Days	Total Past Due Loans
	(Dollars in thousands)
Construction and land development	$3,863	$—	$3,863	$1,170	$545,735	$550,768
Agriculture and agriculture real estate (includes farmland)	310	21	331	396	284,910	285,637
1-4 family (includes home equity) (1)	2,307	310	2,617	1,598	1,438,351	1,442,566
Commercial real estate (includes multi-family residential)	9,163	—	9,163	—	1,981,479	1,990,642
Commercial and industrial	4,843	—	4,843	1,469	764,802	771,114
Consumer and other	856	—	856	749	137,608	139,213

Total	$21,342	$331	$21,673	$5,382	$5,152,885	$5,179,940

(1)	Includes $6.2 million and $10.4 million of residential mortgage loans held for sale at June 30, 2013 and December 31, 2012, respectively.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(UNAUDITED)

The following table presents information regarding past due loans and nonperforming assets as of the dates indicated:

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Nonaccrual loans	$4,295	$5,382
Accruing loans 90 or more days past due	325	331

Total nonperforming loans	4,620	5,713
Repossessed assets	—	68
Other real estate	10,244	7,234

Total nonperforming assets	$14,864	$13,015

Nonperforming assets to total loans and other real estate	0.24%	0.25%

The Company believes its conservative lending approach has resulted in sound asset quality. The Company had $14.9 million in nonperforming assets at June 30, 2013 compared with $13.0 million at December 31, 2012. If interest on nonaccrual loans had been accrued under the original loan terms, approximately $153 thousand and $176 thousand would have been recorded as income for the six months ended June 30, 2013 and 2012, respectively.

Purchased Credit-Impaired (PCI) Loans. In connection with the acquisition of American State Financial Corporation (ASB) on July 1, 2012, Community National Bank on October 1, 2012, East Texas Financial Services on January 1, 2013 and Coppermark Bancshares, Inc. on April 1, 2013, the Company acquired loans both with and without evidence of credit quality deterioration since origination. The acquired loans were initially recorded at fair value with no carryover of any allowance for loan losses.

Loans acquired with evidence of credit quality deterioration at acquisition for which it was probable that the Company would not be able to collect all contractual amounts due were accounted for as PCI.

The carrying amount of acquired PCI loans included in the consolidated balance sheet and the related outstanding balance at June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Acquired PCI loans:
Carrying amount	$51,699	$22,880
Outstanding balance	97,259	46,914

The outstanding balance represents the total amount owed as of June 30, 2013 and December 31, 2012, including accrued but unpaid interest and any amounts previously charged off. No allowance for loan losses was required on the acquired PCI loans at both June 30, 2013 and December 31, 2012.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(UNAUDITED)

Changes in the accretable yield for acquired PCI loans for the three and six month periods ended June 30, 2013 and 2012 were as follows:

	Three Month Periods Ended June 30,		Six Month Periods Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Balance at beginning of period	$7,459	$—	$7,459	$—
Additions	5,792	—	7,528	—
Reclassifications from nonaccretable	1,222	—	1,255	—
Accretion	(1,462)	—	(3,231)	—

Balance at June 30	$13,011	$—	$13,011	$—

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

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(UNAUDITED)

Impaired loans as of June 30, 2013 are set forth in the following table. No interest income was recognized on impaired loans subsequent to their classification as impaired for the three and six month periods ended June 30, 2013 and 2012. The average recorded investment presented in the table below is reported on a year-to-date basis.

	June 30, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
	(Dollars in thousands)
With no related allowance recorded:
Construction and land development	$267	$270	$—	$194
Agriculture and agriculture real estate (includes farmland)	77	78	—	77
1-4 family (includes home equity)	278	324	—	371
Commercial real estate (includes multi-family residential)	1,430	1,952	—	914
Commercial and industrial	22	1,428	—	55
Consumer and other	—	—	—	—

Total	2,074	4,052	—	1,611

With an allowance recorded:
Construction and land development	—	—	—	—
Agriculture and agriculture real estate (includes farmland)	26	31	23	30
1-4 family (includes home equity)	62	79	44	530
Commercial real estate (includes multi-family residential)	—	—	—	1,225
Commercial and industrial	858	893	819	950
Consumer and other	67	83	66	67

Total	1,013	1,086	952	2,802

Total:
Construction and land development	267	270	—	194
Agriculture and agriculture real estate (includes farmland)	103	109	23	107
1-4 family (includes home equity)	340	403	44	901
Commercial real estate (includes multi-family residential)	1,430	1,952	—	2,139
Commercial and industrial	880	2,321	819	1,005
Consumer and other	67	83	66	67

	$3,087	$5,138	$952	$4,413

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(UNAUDITED)

Impaired loans as of December 31, 2012 are set forth in the following tables. No interest income was recognized on impaired loans subsequent to their classification as impaired. The average recorded investment is reported on a year-to-date basis.

	December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
	(Dollars in thousands)
With no related allowance recorded:
Construction and land development	$1,144	$1,175	$—	$368
Agriculture and agriculture real estate (includes farmland)	77	77	—	34
1-4 family (includes home equity)	491	522	—	381
Commercial real estate (includes multi-family residential)	450	476	—	676
Commercial and industrial	87	89	—	75
Consumer and other	10	10	—	3

	2,259	2,349	—	1,537

With an allowance recorded:
Construction and land development	—	—	—	451
Agriculture and agriculture real estate (includes farmland)	34	41	29	45
1-4 family (includes home equity)	999	1,017	273	720
Commercial real estate (includes multi-family residential)	2,450	2,451	610	2,725
Commercial and industrial	1,043	1,079	1,002	782
Consumer and other	66	81	67	21

	4,592	4,669	1,981	4,744

Total:
Construction and land development	1,144	1,175	—	819
Agriculture and agriculture real estate (includes farmland)	111	118	29	79
1-4 family (includes home equity)	1,490	1,539	273	1,101
Commercial real estate (includes multi-family residential)	2,900	2,927	610	3,401
Commercial and industrial	1,130	1,168	1,002	857
Consumer and other	76	91	67	24

	$6,851	$7,018	$1,981	$6,281

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

JUNE 30, 2013

(UNAUDITED)

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

The following table presents risk grades and classified loans by class of loan at June 30, 2013. Classified loans include loans in risk grades 5, 6 and 7.

	Construction and Land Development	Agriculture and Agriculture Real Estate (Includes Farmland)	1-4 Family (Includes Home Equity) (1)	Commercial Real Estate (Includes Multi- Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Grade 1	$—	$4,000	$244	$—	$44,984	$34,359	$83,587
Grade 2	668,997	309,985	1,649,194	2,340,613	946,439	77,012	5,992,240
Grade 3	5,642	—	4,472	11,593	3,237	11	24,955
Grade 4	3,057	431	2,792	9,795	840	—	16,915
Grade 5	267	103	329	1,430	880	67	3,076
Grade 6	—	—	11	—	—	—	11
Grade 7	—	—	—	—	—	—	—
PCI Loans	16,622	426	3,965	27,389	3,297	—	51,699

Total	$694,585	$314,945	$1,661,007	$2,390,820	$999,677	$111,449	$6,172,483

(1)	Includes $6.2 million of residential mortgage loans held for sale at June 30, 2013.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(UNAUDITED)

The following table presents risk grades and classified loans by class of loan at December 31, 2012. Classified loans include loans in risk grades 5, 6 and 7.

	Construction and Land Development	Agriculture and Agriculture Real Estate (Includes Farmland)	1-4 Family (Includes Home Equity) (1)	Commercial Real Estate (Includes Multi- Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Grade 1	$476	$4,195	$515	$—	$53,965	$38,789	$97,940
Grade 2	537,340	277,333	1,431,095	1,945,319	702,587	100,163	4,993,837
Grade 3	7,250	2,024	4,947	11,760	8,926	—	34,907
Grade 4	4,256	1,694	4,303	11,711	1,385	176	23,525
Grade 5	1,144	111	1,477	2,900	1,130	76	6,838
Grade 6	—	—	13	—	—	—	13
Grade 7	—	—	—	—	—	—	—
PCI Loans	302	280	216	18,952	3,121	9	22,880

Total	$550,768	$285,637	$1,442,566	$1,990,642	$771,114	$139,213	$5,179,940

(1)	Includes $10.4 million of residential mortgage loans held for sale at December 31, 2012.

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

JUNE 30, 2013

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

At June 30, 2013, the allowance for credit losses totaled $56.2 million or 0.91% of total loans. At December 31, 2012, the allowance aggregated $52.6 million or 1.01% of total loans.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(UNAUDITED)

The following table details the recorded investment in loans and activity in the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2013. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Construction and Land Development	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity)	Commercial Real Estate (includes Multi-Family residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses:
Three Months Ended
Balance March 31, 2013	$12,235	$887	$14,112	$21,869	$5,400	$546	$55,049
Provision for credit losses	(120)	108	(642)	1,763	1,041	400	2,550
Charge-offs	(257)	(13)	(51)	(826)	(258)	(587)	(1,992)
Recoveries	133	—	16	25	110	285	569

Net charge-offs	(124)	(13)	(35)	(801)	(148)	(302)	(1,423)

Balance June 30, 2013	$11,991	$982	$13,435	$22,831	$6,293	$644	$56,176

Six Months Ended
Balance January 1, 2013	$11,909	$764	$13,942	$19,607	$5,777	$565	$52,564
Provision for credit losses	150	223	(370)	3,969	723	655	5,350
Charge-offs	(257)	(13)	(162)	(895)	(413)	(1,192)	(2,932)
Recoveries	189	8	25	150	206	616	1,194

Net charge-offs	(68)	(5)	(137)	(745)	(207)	(576)	(1,738)

Balance June 30, 2013	$11,991	$982	$13,435	$22,831	$6,293	$644	$56,176

Allowance for credit losses related to:
June 30, 2013
Individually evaluated for impairment	$—	$23	$44	$—	$819	$66	$952
Collectively evaluated for impairment	11,991	959	13,391	22,831	5,474	578	55,224
PCI loans	—	—	—	—	—	—	—

Total allowance for credit losses	$11,991	$982	$13,435	$22,831	$6,293	$644	$56,176

Recorded investment in loans:
June 30, 2013
Individually evaluated for impairment	$267	$103	$340	$1,430	$880	$67	$3,087
Collectively evaluated for impairment	677,696	314,416	1,656,702	2,362,001	995,500	111,382	6,117,697
PCI loans	16,622	426	3,965	27,389	3,297	—	51,699

Total loans evaluated for impairment	$694,585	$314,945	$1,661,007	$2,390,820	$999,677	$111,449	$6,172,483

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(UNAUDITED)

The following table details the recorded investment in loans and activity in the allowance for credit losses by portfolio segment for the three and six months ended June 30, 2012. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Construction and Land Development	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (Includes Home Equity)	Commercial Real Estate (Commercial Mortgage and Multi-Family)	Commercial and Industrial	Consumer and Other	Total
Allowance for credit losses:	(Dollars in thousands)
Three Months Ended
Balance March 31, 2012	$11,340	$620	$12,523	$21,910	$4,012	$1,237	$51,642
Provision for credit losses	(96)	119	894	(209)	406	(514)	600
Charge-offs	(1,183)	—	(99)	(346)	(243)	(235)	(2,106)
Recoveries	4	3	8	51	63	117	246

Net charge-offs	(1,179)	3	(91)	(295)	(180)	(118)	(1,860)

Balance June 30, 2012	$10,065	$742	$13,326	$21,406	$4,238	$605	$50,382

Six Months Ended
Balance January 1, 2012	$12,094	$511	$12,645	$21,460	$3,826	$1,058	$51,594
Provision for credit losses	(828)	228	822	259	577	(308)	750
Charge-offs	(1,209)	—	(151)	(369)	(321)	(438)	(2,488)
Recoveries	8	3	10	56	156	293	526

Net charge-offs	(1,201)	3	(141)	(313)	(165)	(145)	(1,962)

Balance June 30, 2012	$10,065	$742	$13,326	$21,406	$4,238	$605	$50,382

Allowance for credit losses related to:
June 30, 2012
Individually evaluated for impairment	$17	$35	$220	$1,026	$354	$5	$1,657
Collectively evaluated for impairment	10,048	707	13,106	20,380	3,884	600	48,725

Total allowance for credit losses	$10,065	$742	$13,326	$21,406	$4,238	$605	$50,382

Recorded investment in loans:
June 30, 2012
Individually evaluated for impairment	$327	$44	$630	$3,121	$503	$6	$4,631
Collectively evaluated for impairment	466,557	192,418	1,238,453	1,481,666	459,170	107,437	3,945,701

Total loans evaluated for impairment	$466,884	$192,462	$1,239,083	$1,484,787	$459,673	$107,443	$3,950,332

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

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

During the six months ended June 30, 2013, a $249 thousand loan was restructured. Default is determined at 90 or more days past due. The restructured loans from prior periods are performing and accruing loans.

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

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(UNAUDITED)

The following tables present fair values for assets measured at fair value on a recurring basis:

	As of June 30, 2013
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available for sale securities:
States and political subdivisions	$—	$34,763	$—	$34,763
Collateralized mortgage obligations	—	556	—	556
Mortgage-backed securities	—	141,613	—	141,613
Other securities	7,417	—	—	7,417

Total	$7,417	$176,932	$—	$184,349

	As of December 31, 2012
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available for sale securities:
States and political subdivisions	$—	$36,434	$—	$36,434
Collateralized mortgage obligations	—	604	—	604
Mortgage-backed securities	—	180,416	—	180,416
Other securities	7,688	1,528	—	9,216

Total	$7,688	$218,982	$—	$226,670

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets measured at fair value on a non-recurring basis during the reported periods include certain impaired loans reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based on observable market data, typically in the case of real estate collateral. For the six months ended June 30, 2013, the Company had additions to impaired loans of $5.4 million, of which $1.5 million were outstanding at June 30, 2013.

Financial assets measured at fair value on a non-recurring basis during the reported periods also include other real estate owned and repossessed assets. For the three and six months ended June 30, 2013, the Company had additions to other real estate owned of $1.1 million and $2.7 million, of which $432 thousand and $1.4 million were outstanding at June 30, 2013, respectively. The remaining financial assets and financial liabilities measured at fair value on a non-recurring basis that were recorded in 2013 and remained outstanding at June 30, 2013 were not significant. During the reported periods, all fair value measurements for other real estate owned and repossessed assets utilized Level 2 inputs based on observable market data. There were no transfers between Level 1 and Level 2 assets during the six months ended June 30, 2013.

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

JUNE 30, 2013

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

JUNE 30, 2013

(UNAUDITED)

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

The following table summarizes the carrying values and estimated fair values of certain financial instruments not recorded at fair value on a regular basis:

	As of June 30, 2013
	Carrying Amount	Estimated Fair Value
		Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Cash and due from banks	$250,542	$250,542	$—	$—	$250,542
Federal funds sold	606	606	—	—	606
Held to maturity securities	7,833,535	—	7,820,266	—	7,820,266
Loans held for sale	6,186	6,186	—	—	6,186
Loans held for investment, net of allowance	6,110,121	—	—	6,145,277	6,145,277
Federal Home Loan Bank of Dallas stock	44,933	44,933	—	—	44,933
Liabilities
Deposits:
Noninterest-bearing	$3,283,082	$—	$3,283,527	$—	$3,283,527
Interest-bearing	9,225,568	—	9,241,538	—	9,241,538
Other borrowings	781,215	—	782,863	—	782,863
Securities sold under repurchase agreements	481,170	—	481,314	—	481,314
Junior subordinated debentures	85,055	—	81,656	—	81,656

	As of December 31, 2012
	Carrying Amount	Estimated Fair Value
		Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Cash and due from banks	$325,952	$325,952	$—	$—	$325,952
Federal funds sold	352	352	—	—	352
Held to maturity securities	7,215,395	—	7,418,695	—	7,418,695
Loans held for sale	10,433	10,433	—	—	10,433
Loans held for investment, net of allowance	5,116,943	—	—	5,186,779	5,186,779
Federal Home Loan Bank of Dallas stock	34,461	34,461	—	—	34,461
Liabilities
Deposits:
Noninterest-bearing	$3,016,205	$—	$3,016,205	$—	$3,016,205
Interest-bearing	8,625,639	—	8,640,625	—	8,640,625
Other borrowings	256,753	—	258,819	—	258,819
Securities sold under repurchase agreements	454,502	—	454,596	—	454,596
Junior subordinated debentures	85,055	—	72,705	—	72,705

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(UNAUDITED)

The Company’s off-balance sheet commitments including letters of credit, which totaled $1.20 billion at June 30, 2013, are funded at current market rates at the date they are drawn upon. It is management’s opinion that the fair value of these commitments would approximate their carrying value, if drawn upon.

The fair value estimates presented herein are based on pertinent information available to management at June 30, 2013. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

7. GOODWILL AND CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles (“CDI”) for six months ended June 30, 2013 and the year ended December 31, 2012 were as follows:

		Core Deposit
	Goodwill	Intangibles
	(Dollars in thousands)
Balance as of December 31, 2011	$924,537	$20,996
Less:
Amortization	—	(7,229)
Add:
Acquisition of Texas Bankers, Inc.	6,077	—
Acquisition of The Bank Arlington	2,102	—
Acquisition of ASB	274,119	12,392
Acquisition of Community National Bank	10,327	—

Balance as of December 31, 2012	1,217,162	26,159
Less:
Amortization	—	(3,096)
Add:
Measurement period adjustment of The Bank Arlington	(130)	—
Measurement period adjustment of ASB	(3,094)	2,110
Measurement period adjustment of Community National Bank	2,006	—
Acquisition of East Texas Financial Services, Inc.	16,944	—
Acquisition of Coppermark Bancshares, Inc.	117,946	1,515

Balance as of June 30, 2013	$1,350,834	$26,688

Goodwill is recorded on the acquisition date of each entity. The Company may record subsequent adjustments to goodwill for amounts undeterminable at acquisition date, such as deferred taxes and real estate valuations, and therefore the goodwill amounts reflected in the table above may change accordingly. The Company initially records the total premium paid on acquisitions as goodwill. After finalizing the valuation, core deposit intangibles are identified and reclassified from goodwill to core deposit intangibles on the balance sheet. This reclassification has no effect on total assets, liabilities, shareholders’ equity, net income or cash flows. Management performs an evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill and other intangibles has occurred. If any such impairment is determined, a write-down is recorded. As of June 30, 2013, there were no impairments recorded on goodwill.

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

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(UNAUDITED)

Core deposit intangibles are amortized on an accelerated basis over their estimated lives, which the Company believes is between 8 and 15 years. Amortization expense related to intangible assets totaled $1.3 million and $1.6 million for the three months ended June 30, 2013 and 2012, respectively, and $3.1 million and $3.3 million for the six months ended June 30, 2013 and 2012, respectively. The estimated aggregate future amortization expense for intangible assets remaining as of June 30, 2013 was as follows (dollars in thousands):

Remaining 2013	$2,938
2014	4,841
2015	4,201
2016	3,761
2017	2,076
Thereafter	8,871

Total	$26,688

8. STOCK BASED COMPENSATION

At June 30, 2013, the Company had four stock-based employee compensation plans and one stock option plan assumed in connection with an acquisition under which no additional options will be granted. Two of the four plans adopted by the Company have expired and therefore no additional awards may be issued under those plans.

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

On February 22, 2012, the Company’s Board of Directors adopted the Prosperity Bancshares, Inc. 2012 Stock Incentive Plan (the “2012 Plan”), subject to approval by the Company’s shareholders. The Company’s shareholders approved the 2012 Plan at the annual meeting of shareholders on April 17, 2012. The 2012 Plan authorizes the issuance of up to 1,250,000 shares of common stock upon the exercise of options granted under the 2012 Plan or pursuant to the grant or exercise, as the case may be, of other awards granted under the 2012 Plan, including restricted stock, stock appreciation rights, phantom stock awards and performance awards. As of June 30, 2013, no options or other awards have been granted under the 2012 Plan.

The Company received $1.1 million and $1.8 million in cash from the exercise of stock options during the three-month periods ended June 30, 2013 and 2012, respectively, and $1.8 million and $2.5 million during the six-month periods ended June 30, 2013 and 2012, respectively. There was no tax benefit realized from option exercises of the share-based payment arrangements during the three and six month periods ended June 30, 2013 and 2012.

As of June 30, 2013, there was $6.7 million of total unrecognized compensation expense related to stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.1 years.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(UNAUDITED)

9. CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ITEMS

Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of June 30, 2013 (other than deposit obligations). The payments do not include pre-payment options that may be available to the Company. The Company’s future cash payments associated with its contractual obligations pursuant to its junior subordinated debentures, FHLB borrowings and operating leases as of June 30, 2013 are summarized below. Payments for junior subordinated debentures include interest of $47.3 million that will be paid over the future periods. The future interest payments were calculated using the current rate in effect at June 30, 2013. The current principal balance of the junior subordinated debentures at June 30, 2013 was $85.1 million. Payments for FHLB borrowings include interest of $2.5 million that will be paid over the future periods. Payments related to leases are based on actual payments specified in underlying contracts.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Junior subordinated debentures	$1,169	$4,676	$4,675	$121,870	$132,390
Federal Home Loan Bank notes payable and other borrowings	770,683	3,836	2,312	6,899	783,730
Operating leases	2,650	7,785	3,264	380	14,079

Total	$774,502	$16,297	$10,251	$129,149	$930,199

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

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit as of June 30, 2013 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$37,788	$2,612	$30	$—	$40,430
Commitments to extend credit	299,677	495,644	76,598	286,697	1,158,616

Total	$337,465	$498,256	$76,628	$286,697	$1,199,046

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(UNAUDITED)

10. OTHER COMPREHENSIVE (LOSS) INCOME

The tax effects allocated to each component of other comprehensive (loss) income were as follows:

	Three Months Ended June 30,
	2013			2012
	Before Tax Amount	Tax Benefit	Net of Tax Amount	Before Tax Amount	Tax Benefit	Net of Tax Amount
	(Dollars in thousands)
Other comprehensive loss:
Securities available for sale:
Change in unrealized gain during period	$(2,330)	$816	$(1,514)	$(1,833)	$642	$(1,191)

Total securities available for sale	(2,330)	816	(1,514)	(1,833)	642	(1,191)

Total other comprehensive loss	$(2,330)	$816	$(1,514)	$(1,833)	$642	$(1,191)

	Six Months Ended June 30,
	2013			2012
	Before Tax Amount	Tax Benefit	Net of Tax Amount	Before Tax Amount	Tax Benefit	Net of Tax Amount
	(Dollars in thousands)
Other comprehensive loss:
Securities available for sale:
Change in unrealized gain during period	$(4,101)	$1,435	$(2,666)	$(3,018)	$1,057	$(1,961)

Total securities available for sale	(4,101)	1,435	(2,666)	(3,018)	1,057	(1,961)

Total other comprehensive loss	$(4,101)	$1,435	$(2,666)	$(3,018)	$1,057	$(1,961)

Activity in accumulated other comprehensive income, net of tax, was as follows:

	Securities Available for Sale	Accumulated Other Comprehensive Income
	(Dollars in thousands)
Balance at January 1, 2013	$8,986	$8,986
Other comprehensive loss	(2,666)	(2,666)

Balance at June 30, 2013	$6,320	$6,320

Balance at January 1, 2012	$13,472	$13,472
Other comprehensive loss	(1,961)	(1,961)

Balance at June 30, 2012	$11,511	$11,511

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(UNAUDITED)

11. ACQUISITIONS

Acquisition of Coppermark Bancshares, Inc.- On April 1, 2013, the Company completed the acquisition of Coppermark Bancshares, Inc. and its wholly-owned subsidiary, Coppermark Bank (collectively, “Coppermark”). Coppermark operated nine (9) full-service banking offices: six (6) in Oklahoma City, Oklahoma and surrounding areas and three (3) in the Dallas, Texas area. The Company acquired Coppermark to expand its market into Oklahoma. The acquisition was not considered significant to the Company’s financial statements and therefore pro forma financial data and related disclosures are not included.

As of March 31, 2013, Coppermark reported, on a consolidated basis, total assets of $1.25 billion, total loans of $847.6 million and total deposits of $1.11 billion. Under the terms of the acquisition agreement, the Company issued 3,258,718 shares of Company common stock plus $60.0 million in cash for all outstanding shares of Coppermark Bancshares, Inc. capital stock, for total merger consideration of $214.4 million based on the Company’s closing stock price of $47.39. The Company recognized initial goodwill of $91.7 million which does not include subsequent fair value adjustments that are still being finalized. Goodwill is calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of identifiable assets acquired, none of which is expected to be deductible for tax purposes. Additionally, the Company recognized $1.5 million of core deposit intangibles. For the six months ended June 30, 2013, the Company incurred approximately $630 thousand of pre-tax merger related expenses related to the Coppermark acquisition.

Acquisition of East Texas Financial Services, Inc. – On January 1, 2013, the Company completed the acquisition of East Texas Financial Services, Inc. (OTC BB: FFBT) and its wholly-owned subsidiary, First Federal Bank Texas. East Texas Financial Services operated four (4) banking offices in the Tyler MSA, including three locations in Tyler, Texas and one location in Gilmer, Texas. The Company acquired East Texas Financial Services to increase its market share in the East Texas area. The acquisition was not considered significant to the Company’s financial statements and therefore pro forma financial data and related disclosures are not included.

As of December 31, 2012, East Texas Financial Services reported, on a consolidated basis, total assets of $165.0 million, total loans of $129.3 million and total deposits of $112.3 million. Under the terms of the acquisition agreement, the Company issued 530,940 shares of Company common stock for all outstanding shares of East Texas Financial Services capital stock, for total merger consideration of $22.3 million based on the Company’s closing stock price of $42.00. The Company recognized initial goodwill of $7.0 million which does not include subsequent fair value adjustments that are still being finalized. Goodwill is calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of identifiable assets acquired, none of which is expected to be deductible for tax purposes.

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

As of September 30, 2012, Community National Bank reported total assets of $182.0 million, total loans of $68.0 million and total deposits of $164.6 million. Under the terms of the acquisition agreement, the Company issued 372,282 shares of Company common stock plus $11.4 million in cash for all outstanding shares of Community National Bank capital stock, for total merger consideration of $27.3 million, based on the Company’s closing stock price of $42.62. The Company recognized initial goodwill of $10.6 million which does not include subsequent fair value adjustments that are still being finalized. Goodwill is calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of identifiable assets acquired, none of which is expected to be deductible for tax purposes.

Acquisition of American State Financial Corporation—On July 1, 2012, the Company completed the acquisition of American State Financial Corporation and its wholly owned subsidiary American State Bank (collectively referred to as “ASB”). ASB operated thirty-seven (37) full service banking offices in eighteen (18) counties across West Texas. The Company acquired ASB to increase its market share in the West Texas area.

Under the terms of the acquisition agreement, the Company issued 8,524,835 shares of Company common stock plus $178.5 million in cash for all outstanding shares of American State Financial Corporation capital stock, for total merger consideration of $536.8 million based on the Company’s closing stock price of $42.03. The Company recognized goodwill of $271.0 million which is

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(UNAUDITED)

calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of identifiable assets acquired. Goodwill resulted from a combination of expected operational synergies, an enhanced branching network, and cross-selling opportunities. Goodwill is not expected to be deductible for tax purposes. Additionally, the Company recognized $14.5 million of core deposit intangibles.

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

As of March 31, 2012, The Bank Arlington reported total assets of $37.3 million, total loans of $22.9 million and total deposits of $33.2 million. Under the terms of the acquisition agreement, the Company issued 135,347 shares of Company common stock for all outstanding shares of The Bank Arlington capital stock, for total merger consideration of $6.2 million, based on the Company’s closing stock price of $45.80. The Company recognized goodwill of $2.0 million which is calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of identifiable assets acquired, none of which is expected to be deductible for tax purposes.

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

Texas Bankers, Inc. on a consolidated basis, reported total assets of $77.0 million, total loans of $27.6 million and total deposits of $70.4 million as of December 31, 2011. Under the terms of the acquisition agreement, the Company issued 314,953 shares of Company common stock for all outstanding shares of Texas Bankers capital stock, for total merger consideration of $12.7 million, based on the Company’s closing stock price of $40.35. The Company recognized goodwill of $6.1 million which is calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of identifiable assets acquired, none of which is expected to be deductible for tax purposes.

The following pro forma information presents the results of operations for the three and six months ended June 30, 2013 and 2012, as if the Coppermark, East Texas Financial Services, Community National Bank, ASB and The Bank Arlington acquisitions had occurred on January 1, 2012.

	Three months ended June 30,		Six months ended June 30,
	2013	2012 (1)	2013	2012 (1)
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Net interest income	$118,742	$132,233	$234,743	$261,184
Net income	53,844	69,174	100,531	121,220
Basic earnings per share	0.89	1.15	1.62	2.01
Diluted earnings per share	0.89	1.15	1.62	2.01

(1)	Includes gain on sale of securities of $23.4 million by ASB during the second quarter of 2012.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

(UNAUDITED)

12. SUBSEQUENT EVENTS

Pending Acquisition of FVNB Corp. – On July 1, 2013, the Company announced the signing of a definitive merger agreement to acquire FVNB Corp. and its wholly-owned subsidiary First Victoria National Bank (collectively, “FVNB”) headquartered in Victoria, Texas. FVNB operates thirty-four (34) banking locations; seven (7) in the South Texas area including Corpus Christi; six (6) in the Bryan/College Station area; five (5) in the Central Texas area including New Braunfels; and twelve (12) in the Houston area including The Woodlands and Huntsville. As of June 30, 2013, FVNB Corp., on a consolidated basis, reported total assets of $2.4 billion, total loans of $1.6 billion and total deposits of $2.2 billion. Under the terms of the definitive agreement, the Company will issue approximately 5,570,818 shares of Company common stock plus $91.25 million in cash for all outstanding shares of FVNB Corp. capital stock, subject to certain conditions and potential adjustments. The transaction is subject to customary closing conditions, including the receipt of customary regulatory approvals and approval by FVNB’s shareholders.

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

OVERVIEW

The Company, a Texas corporation, was formed in 1983 as a vehicle to acquire the former Allied First Bank in Edna, Texas which was chartered in 1949 as The First National Bank of Edna and is now known as Prosperity Bank. The Company is a registered financial holding company that derives substantially all of its revenues and income from the operation of its bank subsidiary, Prosperity Bank® (“Prosperity Bank®” or the “Bank”). The Bank provides a wide array of financial products and services to small and medium-sized businesses and consumers. As of June 30, 2013, the Bank operated two hundred nineteen (219) full-service banking locations; with fifty-eight (58) in the Houston area; twenty (20) in the South Texas area including Corpus Christi and Victoria; thirty-five (35) in the Dallas/Fort Worth area; twenty-two (22) in East Texas area; thirty-four (34) in the Central Texas area including Austin and San Antonio; thirty-four (34) in the West Texas area including Lubbock, Midland-Odessa and Abilene; ten (10) in the Bryan/College Station area and six (6) in the Central Oklahoma area. The Company’s headquarters are located at Prosperity Bank Plaza, 4295 San Felipe in Houston, Texas and its telephone number is (713) 693-9300. The Company’s website address is www.prosperitybankusa.com. Information contained on the Company’s website is not incorporated by reference into this quarterly report on Form 10-Q and is not part of this or any other report.

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

Three principal components of the Company’s growth strategy are internal growth, stringent cost control practices and acquisitions, including strategic merger transactions and FDIC assisted transactions. The Company focuses on continuous internal growth. Each banking center is operated as a separate profit center, maintaining separate data with respect to its net interest income, efficiency ratio, deposit growth, loan growth and overall profitability. Banking center presidents and managers are accountable for performance in these areas and compensated accordingly. The Company also focuses on maintaining stringent cost control practices and policies. The Company has centralized many of its critical operations, such as data processing and loan processing. Management believes that this centralized infrastructure can accommodate substantial additional growth while enabling the Company to minimize operational costs through certain economies of scale. During 2012, the Company completed four acquisitions including Texas Bankers, Inc., The Bank Arlington, ASB and Community National Bank. In 2013, the Company completed the acquisitions of East Texas Financial Services, Inc. and Coppermark Bancshares, Inc. and has announced the pending acquisition of FVNB Corp.

Total assets were $16.27 billion at June 30, 2013 compared with $14.58 billion at December 31, 2012, an increase of $1.69 billion or 11.6%. Total loans were $6.17 billion at June 30, 2013 compared with $5.18 billion at December 31, 2012, an increase of $992.5 million or 19.2%. Total deposits were $12.51 billion at June 30, 2013 compared with $11.64 billion December 31, 2012, an increase of $866.8 million or 7.4%. Total shareholders’ equity was $2.35 billion at June 30, 2013 compared with $2.09 billion at December 31, 2012, an increase of $255.9 million or 12.2%.

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

The Company had no intangible assets with indefinite useful lives at June 30, 2013. Other identifiable intangible assets that are subject to amortization are amortized on an accelerated basis over the years expected to be benefited, which the Company believes is between eight and fifteen years. These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value to carrying value. Based on the Company’s annual goodwill impairment test as of September 30, 2012, management does not believe any of its goodwill is impaired as of June 30, 2013 because the fair value of the Company’s equity substantially exceeded its carrying value. While the Company believes no impairment existed at June 30,

2013, under accounting standards applicable at that date, different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation and financial condition or future results of operations.

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

Fair Values of Financial Instruments—The Company determines the fair market values of financial instruments based on the fair value hierarchy established which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value. Level 1 inputs include quoted market prices, where available. If such quoted market prices are not available Level 2 inputs are used. These inputs are based upon internally developed models that primarily use observable market-based parameters. Level 3 inputs are unobservable inputs which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

RECENT ACQUISITIONS

Acquisition of Coppermark Bancshares, Inc.—On April 1, 2013, the Company completed the acquisition of Coppermark Bancshares, Inc. and its wholly-owned subsidiary, Coppermark Bank (collectively “Coppermark”) headquartered in Oklahoma City, Oklahoma. Coppermark operated nine (9) full-service banking offices: six (6) in Oklahoma City, Oklahoma and surrounding areas and three (3) in the Dallas, Texas area. As of March 31, 2013, Coppermark reported, on a consolidated basis, total assets of $1.25 billion, total loans of $847.6 million and total deposits of $1.11 billion.

Acquisition of East Texas Financial Services, Inc.- On January 1, 2013, the Company completed the acquisition of East Texas Financial Services, Inc. (OTC BB: FFBT) and its wholly-owned subsidiary, First Federal Bank Texas. East Texas Financial Services operated four (4) banking offices in the Tyler MSA, including three locations in Tyler, Texas and one location in Gilmer, Texas. As of December 31, 2012, East Texas Financial Services reported, on a consolidated basis, total assets of $165.0 million, total loans of $129.3 million and total deposits of $112.3 million.

SUBSEQUENT EVENTS

Pending Acquisition of FVNB Corp. – On July 1, 2013, the Company announced the signing of a definitive merger agreement to acquire FVNB Corp. and its wholly-owned subsidiary First Victoria National Bank (collectively, “FVNB”) headquartered in Victoria, Texas. FVNB operates thirty-four (34) banking locations. As of June 30, 2013, FVNB Corp., on a consolidated basis, reported total assets of $2.4 billion, total loans of $1.6 billion and total deposits of $2.2 billion. Under the terms of the definitive agreement, the Company will issue approximately 5,570,818 shares of Company common stock plus $91.25 million in cash for all outstanding shares of FVNB Corp. capital stock, subject to certain conditions and potential adjustments. The transaction is subject to customary closing conditions, including the receipt of customary regulatory approvals and approval by FVNB’s shareholders.

RESULTS OF OPERATIONS

Net income available to common shareholders was $53.8 million ($0.89 per common share on a diluted basis) for the quarter ended June 30, 2013 compared with $37.0 million ($0.78 per common share on a diluted basis) for the quarter ended June 30, 2012, an increase in net income of $16.9 million or 45.6%. The Company posted returns on average common equity of 9.27% and 9.06%, returns on average assets of 1.33% and 1.35% and efficiency ratios of 42.51% and 41.94% for the quarters ended June 30, 2013 and 2012, respectively. The efficiency ratio is calculated by dividing total non-interest expense, excluding credit loss provisions, by net interest income plus non-interest income, excluding net gains and losses on the sale of securities and assets. Additionally, taxes are not part of this calculation.

For the six months ended June 30, 2013, net income available to common shareholders was $103.1 million ($1.76 per common share on a diluted basis) compared with $73.5 million ($1.55 per common share on a diluted basis) for the same period in 2012, an increase in net income of $29.7 million or 40.4%. The Company posted returns on average common equity of 9.25% and 9.10%, returns on average assets of 1.33% and 1.37% and efficiency ratios of 42.46% and 42.09% for the six months ended June 30, 2013 and 2012, respectively.

Net Interest Income

The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.”

Net interest income before the provision for credit losses was $118.7 million for the quarter ended June 30, 2013 compared with $83.7 million for the quarter ended June 30, 2012, an increase of $35.1 million, or 41.9%. This increase includes $12.0 million related to purchase accounting accretion during the three months ended June 30, 2013. During the three months ended June 30, 2012, $756 thousand of purchase accounting accretion was recorded. The average rate paid on interest-bearing liabilities decreased 12 basis points from 0.52% for the quarter ended June 30, 2012 compared with 0.40% for the quarter ended June 30, 2013, while the average yield on interest-earning assets decreased 23 basis points from 3.90% for the quarter ended June 30, 2012 compared with 3.67% for the quarter ended June 30, 2013. The average volume of interest-bearing liabilities increased $3.32 billion and the average volume of interest-earning assets increased $4.54 billion for the same period as a result of the acquisitions over the past year. The net interest margin on a tax equivalent basis decreased 12 basis points from 3.55% for the quarter ended June 30, 2012 compared with 3.43% for the quarter ended June 30, 2013. The impact on net interest margin of the purchase accounting accretion was an increase of 34 basis points.

Net interest income before the provision for credit losses increased $61.3 million, or 37.0%, to $226.8 million for the six months ended June 30, 2013 compared with $165.5 million for the same period in 2012. This increase includes $26.3 million related to purchase accounting accretion during the six months ended June 30, 2013. During the six months ended June 30, 2012, $701 thousand of purchase accounting accretion was recorded. The increase in net interest income was primarily attributable to higher average interest-earning assets as a result of the acquisitions over the past year. The average volume of interest-earning assets increased $4.23 billion for the six months ended June 30, 2013 compared with the same period in 2012. The net interest margin on a tax equivalent basis decreased to 3.43% for the six months ended June 30, 2013 compared with 3.60% for the same period in 2012. The impact on the net interest margin of the purchase accounting accretion was an increase of 40 basis points.

The following tables set forth, for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the three and the six month periods ended June 30, 2013 and 2012. The tables also set forth the average rate paid on total interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Except as indicated in the footnotes, no tax-equivalent adjustments were made and all average balances are daily average balances. Any nonaccruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended June 30,
	2013			2012
	Average Balance	Interest Earned/ Interest Paid	Average Yield/Rate (4)	Average Balance	Interest Earned/ Interest Paid	Average Yield/Rate (4)
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans	$6,114,598	$89,842	5.89%	$3,914,352	$54,793	5.63%
Investment securities	7,964,157	39,384	1.98%	5,635,810	38,072	2.70%
Federal funds sold and other earning assets	35,113	76	0.87%	20,916	9	0.17%

Total interest-earning assets	14,113,868	129,302	3.67%	9,571,078	92,874	3.90%

Allowance for credit losses	(57,754)			(50,746)
Noninterest-earning assets	2,114,816			1,398,857

Total assets	$16,170,930			$10,919,189

Liabilities and Shareholders’ Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$2,580,750	2,100	0.33%	$1,706,176	2,089	0.49%
Savings and money market deposits	4,261,466	3,172	0.30%	2,779,524	2,444	0.35%
Certificates and other time deposits	2,543,895	3,898	0.61%	1,880,096	3,550	0.76%
Securities sold under repurchase agreements	471,430	312	0.27%	98,968	59	0.24%
Federal funds purchased and other borrowings	541,034	472	0.35%	610,499	418	0.28%
Junior subordinated debentures	85,055	606	2.86%	85,055	648	3.06%

Total interest-bearing liabilities	10,483,630	10,560	0.40%	7,160,318	9,208	0.52%

Noninterest-Bearing liabilities:
Noninterest-bearing demand deposits	3,295,211			2,069,965
Other liabilities	69,741			56,742

Total liabilities	13,848,582			9,287,025
Shareholders’ equity	2,322,348			1,632,164

Total liabilities and shareholders’ equity	$16,170,930			$10,919,189

Net interest rate spread			3.27%			3.39%
Net interest income and margin (1) (2)		$118,742	3.37%		$83,666	3.52%

Net interest income and margin (tax equivalent) (3)		$120,805	3.43%		$84,498	3.55%

(1)	Yield is based on amortized cost and does not include any component of unrealized gains or losses.
(2)	The net interest margin is equal to net interest income divided by average interest-earning assets.
(3)	In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35%.
(4)	Annualized and based on an actual/365 day basis for the three months ended June 30, 2013 and on an actual/366 day basis for the three months ended June 30, 2012.

	Six Months Ended June 30,
	2013			2012
	Average Balance	Interest Earned/ Interest Paid	Average Yield/Rate (4)	Average Balance	Interest Earned/ Interest Paid	Average Yield/Rate (4)
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans	$5,691,541	$171,306	6.07%	$3,866,672	$108,010	5.62%
Investment securities	7,860,438	75,932	1.95%	5,414,033	76,393	2.82%
Federal funds sold and other earning assets	34,954	95	0.55%	73,536	87	0.24%

Total interest-earning assets	13,586,933	247,333	3.67%	9,354,241	184,490	3.97%

Allowance for credit losses	(55,513)			(51,174)
Noninterest-earning assets	1,982,871			1,403,182

Total assets	$15,514,291			$10,706,249

Liabilities and Shareholders’ Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$2,619,902	4,309	0.33%	$1,700,208	4,152	0.49%
Savings and money market deposits	4,027,242	6,001	0.30%	2,785,936	5,033	0.36%
Certificates and other time deposits	2,457,676	7,550	0.62%	1,925,584	7,689	0.80%
Securities sold under repurchase agreements	460,049	604	0.26%	76,136	96	0.25%
Federal funds purchased and other borrowings	450,082	834	0.37%	441,630	697	0.32%
Junior subordinated debentures	85,055	1,211	2.87%	85,055	1,311	3.10%

Total interest-bearing liabilities	10,100,006	20,509	0.41%	$7,014,549	18,978	0.54%

Noninterest-Bearing liabilities:
Noninterest-bearing demand deposits	3,118,400			2,020,453
Other liabilities	66,251			57,523

Total liabilities	13,284,657			9,092,525
Shareholders’ equity	2,229,634			1,613,724

Total liabilities and shareholders’ equity	$15,514,291			$10,706,249

Net interest rate spread			3.26%			3.42%
Net interest income and margin (1) (2)		$226,824	3.37%		$165,512	3.56%

Net interest income and margin (tax equivalent) (3)		$231,013	3.43%		$167,240	3.60%

(1)	Yield is based on amortized cost and does not include any component of unrealized gains or losses.
(2)	The net interest margin is equal to net interest income divided by average interest-earning assets.
(3)	In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35%.
(4)	Annualized and based on an actual/365 day basis for the six months ended June 30, 2013 and on an actual/366 day basis for the six months ended June 30, 2012.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2013 vs. 2012			2013 vs. 2012
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)			(Dollars in thousands)
Interest-Earning assets:
Loans	$31,035	$4,014	$35,049	$50,607	$12,689	$63,296
Securities	15,538	(14,226)	1,312	33,528	(33,989)	(461)
Federal funds sold and other temporary investments	6	61	67	(47)	55	8

Total increase (decrease) in interest income	46,579	(10,151)	36,428	84,088	(21,245)	62,843

Interest-Bearing liabilities:
Interest-bearing demand deposits	1,063	(1,052)	11	2,215	(2,058)	157
Savings and money market accounts	1,274	(546)	728	2,157	(1,189)	968
Certificates of deposit	1,270	(922)	348	2,061	(2,200)	(139)
Junior subordinated debentures	—	(42)	(42)	—	(100)	(100)
Securities sold under repurchase agreements	223	30	253	474	34	508
Other borrowings	(40)	94	54	13	124	137

Total increase (decrease) in interest expense	3,790	(2,438)	1,352	6,920	(5,389)	1,531

Increase (decrease) in net interest income	$42,789	$(7,713)	$35,076	$77,168	$(15,856)	$61,312

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

The Company recorded a $2.6 million provision for credit losses for the quarter ended June 30, 2013 and a $600 thousand provision for the quarter ended June 30, 2012. Net charge-offs were $1.4 million for the quarter ended June 30, 2013 compared with net charge-offs of $1.9 million for the quarter ended June 30, 2012. The Company made a $5.4 million provision for credit losses for the six months ended June 30, 2013 and a $750 thousand provision for the six months ended June 30, 2012. Net charge-offs were $1.7 million for the six months ended June 30, 2013 compared with $2.0 million for the six months ended June 30, 2012.

Noninterest Income

The Company’s primary sources of recurring noninterest income are NSF fees, credit, debit and ATM card income and service charges on deposit accounts. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method. Noninterest income totaled $25.3 million for the three months ended June 30, 2013 compared with $13.7 million for the same period in 2012, an increase of $11.6 million or 85.1%. Noninterest income totaled $48.7 million for the six months ended June 30, 2013 compared with $27.6 million for the same period in 2012, an increase of $21.1 million or 76.5%. Both increases were primarily due to the increases in NSF fees, credit, debit and ATM card income and service charges on deposit accounts as a result of a larger customer base resulting from the acquisitions of ASB and Coppermark. Additionally, noninterest income includes income generated from several new products and services assumed in the ASB acquisition, including trust and mortgage.

In July 2013, the Company became subject to the Durbin Amendment to the Dodd-Frank Wall Street Reform and Consumer Protection Act. This Federal Reserve rule is applicable to financial institutions that have assets of $10 billion or more and imposes limits on the amount of interchange, or swipe, fees that can be collected. The rule provides that the maximum permissible interchange fee for an electronic debit transaction is limited to $0.24. The fee is calculated as the sum of $0.21 per transaction and 5 basis points multiplied by the value of the transaction. If the card issuer develops and implements certain fraud protection policies and procedures, it may increase its debit card interchange fee by up to an additional one cent.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)		(Dollars in thousands)
Nonsufficient funds (NSF) fees	$8,346	$5,167	$16,855	$10,556
Credit card, debit card and ATM card income	7,007	4,292	13,494	8,128
Service charges on deposit accounts	3,304	2,432	6,235	4,873
Trust income	896	—	1,913	—
Mortgage income	1,567	65	2,558	124
Bank owned life insurance income	932	345	1,708	694
Net (loss) gain on sale of assets	(180)	70	(179)	63
Net gain (loss) on sale of other real estate	237	(165)	132	253
Other	3,165	1,450	5,999	2,910

Total noninterest income	$25,274	$13,656	$48,715	$27,601

Noninterest Expense

Noninterest expense totaled $61.3 million for the quarter ended June 30, 2013 compared with $40.8 million for the quarter ended June 30, 2012, an increase of $20.5 million or 50.3%. Noninterest expense totaled $117.1 million for the six months ended June 30, 2013 compared with $81.2 million for the six months ended June 30, 2012, an increase of $35.8 million or 44.1%. Both increases are primarily due to increases in salaries and employee benefits and general and administrative expenses related to the recent acquisitions. The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Dollars in thousands)		(Dollars in thousands)
Salaries and employee benefits(1)	$37,517	$23,572	$70,726	$46,824
Non-staff expenses:
Net occupancy and equipment	4,669	3,492	8,947	7,049
Debit card, data processing and software amortization	3,249	1,906	5,819	3,438
Regulatory assessments and FDIC insurance	2,579	1,659	4,974	3,207
Core deposit intangibles amortization	1,341	1,595	3,096	3,290
Depreciation	2,464	2,028	4,842	4,063
Communications (including telephone, courier and postage)	2,410	1,802	4,606	3,550
Other real estate expense	237	383	460	1,074
Professional fees	815	835	1,744	1,545
Printing and supplies	345	483	1,021	944
Other	5,674	3,033	10,832	6,263

Total noninterest expense	$61,300	$40,788	$117,067	$81,247

(1)	Includes stock based compensation expense of $908 thousand and $946 thousand for the three months ended June 30, 2013 and 2012, respectively, and $2.1 million and $2.2 million for the six months ended June 30, 2013 and 2012, respectively.

Income Taxes

Income tax expense increased $7.4 million or 38.8% to $26.3 million for the quarter ended June 30, 2013 compared with $19.0 million for the same period in 2012. For the six months ended June 30, 2013, income tax expense totaled $50.0 million, an increase of $12.3 million or 32.7% compared with $37.7 million for the same period in 2012. The increase was primarily attributable to higher pretax net earnings for the three and six months ended June 30, 2013 compared with the same periods in 2012. The Company’s effective tax rate for the three months ended June 30, 2013 and 2012 was 32.8% and 33.9%, respectively. The Company’s effective tax rate for the six months ended June 30, 2013 and 2012 was 32.6% and 33.9%, respectively.

FINANCIAL CONDITION

Loan Portfolio

Total loans were $6.17 billion at June 30, 2013, an increase of $992.5 million or 19.2% compared with $5.18 billion at December 31, 2012. Outstanding loans at June 30, 2013 comprised 43.7% of average earning assets for the quarter ended June 30, 2013.

The following table summarizes the loan portfolio of the Company by type of loan as of June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012
	(Dollars in thousands)
Residential mortgage loans held for sale	$6,186	$10,433

Commercial and industrial	999,677	771,114
Real estate:
Construction and land development	694,585	550,768
1-4 family residential (including home equity)	1,654,821	1,432,133
Commercial real estate (including multi-family residential)	2,390,820	1,990,642
Farmland	230,389	211,156
Agriculture	84,556	74,481
Consumer and other (net of unearned discount)	111,449	139,213

Total loans held for investment	6,166,297	5,169,507

Total	$6,172,483	$5,179,940

Nonperforming Assets

The Company had $14.9 million in nonperforming assets at June 30, 2013 and $13.0 million in nonperforming assets at December 31, 2012, an increase of $1.8 million or 14.2%. The ratio of nonperforming assets to loans and other real estate was 0.24% at June 30, 2013 compared with 0.25% at December 31, 2012.

The Company generally places a loan on nonaccrual status and ceases accruing interest when the payment of principal or interest is delinquent for 90 days, or earlier in some cases, unless the loan is in the process of collection and the underlying collateral fully supports the carrying value of the loan. The Company generally charges off loans before attaining nonaccrual status.

The following table presents information regarding nonperforming assets as of the dates indicated:

	June 30,	December 31,
	2013	2012
	(Dollars in thousands)
Nonaccrual loans	$4,295	$5,382
Accruing loans 90 or more days past due	325	331

Total nonperforming loans	4,620	5,713
Repossessed assets	—	68
Other real estate	10,244	7,234

Total nonperforming assets	$14,864	$13,015

Nonperforming assets to total loans and other real estate	0.24%	0.25%

Allowance for Credit Losses

Management actively monitors the Company’s asset quality and provides specific loss allowances when necessary. The allowance for credit losses is a reserve established through charges to earnings in the form of a provision for credit losses. Loans are charged-off against the allowance for credit losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. As of June 30, 2013, the allowance for credit losses amounted to $56.2 million or 0.91% of total loans compared with $52.6 million or 1.01% of total loans at December 31, 2012.

Set forth below is an analysis of the allowance for credit losses as of the dates indicated below:

	As of and for the Six Months Ended June 30, 2013	As of and for the Six Months Ended June 30, 2012
	(Dollars in thousands)
Average loans outstanding	$5,691,541	$3,866,672

Gross loans outstanding at end of period	$6,172,483	$3,950,332

Allowance for credit losses at beginning of period	$52,564	$51,594
Provision for credit losses	5,350	750
Charge-offs:
Commercial and industrial	(413)	(321)
Real estate and agriculture	(1,327)	(1,729)
Consumer and other	(1,192)	(438)
Recoveries:
Commercial and industrial	206	156
Real estate and agriculture	372	77
Consumer and other	616	293

Net charge-offs	(1,738)	(1,962)

Allowance for credit losses at end of period	$56,176	$50,382

Ratio of allowance to end of period loans	0.91%	1.28%
Ratio of net charge-offs to average loans (annualized)	0.06%	0.10%
Ratio of allowance to end of period nonperforming loans	1215.9%	3102.3%

Securities

The carrying cost of securities totaled $8.02 billion at June 30, 2013 compared with $7.44 billion at December 31, 2012, an increase of $575.8 million or 7.7%. At June 30, 2013, securities represented 49.3% of total assets compared with 51.0% of total assets at December 31, 2012.

The amortized cost and fair value of investment securities were as follows:

	June 30, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$33,591	$1,172	$—	$34,763
Collateralized mortgage obligations	547	10	(1)	556
Mortgage-backed securities	133,199	8,438	(24)	141,613
Other securities	7,289	141	(13)	7,417

Total	$174,626	$9,761	$(38)	$184,349

Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$5,772	$51	$—	$5,823
States and political subdivisions	362,590	2,089	(1,839)	362,840
Corporate debt securities	522	8	—	530
Collateralized mortgage obligations	75,235	1,530	(60)	76,705
Mortgage-backed securities	7,376,516	106,996	(124,376)	7,359,136
Qualified School Construction Bonds (QSCB)	12,900	2,332	—	15,232

Total	$7,833,535	$113,006	$(126,275)	$7,820,266

	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$34,743	$1,691	$—	$36,434
Collateralized mortgage obligations	616	—	(12)	604
Mortgage-backed securities	168,701	11,742	(27)	180,416
Other securities	8,786	430	—	9,216

Total	$212,846	$13,863	$(39)	$226,670

Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$7,061	$160	$—	$7,221
States and political subdivisions	391,510	7,074	(354)	398,230
Corporate debt securities	1,500	28	—	1,528
Collateralized mortgage obligations	125,912	2,304	(50)	128,166
Mortgage-backed securities	6,676,512	196,206	(4,517)	6,868,201
Qualified School Construction Bonds (QSCB)	12,900	2,449	—	15,349

Total	$7,215,395	$208,221	$(4,921)	$7,418,695

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

As of June 30, 2013, the Company does not intend to sell any debt securities and management believes that the Company more likely than not will not be required to sell any debt securities before their anticipated recovery, at which time the Company will receive full value for the securities. Furthermore, as of June 30, 2013, management does not have the intent to sell any of its securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of June 30, 2013, management believes any impairment in the Company’s securities are temporary and no impairment loss has been realized in the Company’s consolidated statements of income.

Deposits

Total deposits were $12.51 billion at June 30, 2013 compared with $11.64 billion at December 31, 2012, an increase of $866.8 million or 7.4%. At June 30, 2013, noninterest-bearing deposits totaled $3.28 billion and accounted for 26.2% of total deposits compared with 25.9% of total deposits at December 31, 2012. Interest-bearing deposits totaled $9.23 billion or 73.8% of total deposits at June 30, 2013 compared with $8.63 billion or 74.1% of total deposits at December 31, 2012.

The following table summarizes the daily average balances and weighted average rates paid on deposits for the periods indicated below:

	Six Months Ended June 30,
	2013		2012
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Interest-bearing demand deposits	$2,619,902	0.33%	$1,700,208	0.49%
Regular savings	1,338,718	0.21%	547,774	0.20%
Money market savings	2,688,524	0.35%	2,238,162	0.73%
Certificates and other time deposits	2,457,676	0.62%	1,925,584	0.80%

Total interest-bearing deposits	9,104,820	0.41%	6,411,728	0.64%
Noninterest-bearing deposits	3,118,400		2,020,453

Total deposits	$12,223,220	0.29%	$8,432,181	0.49%

Other Borrowings

The following table presents the Company’s borrowings as of the dates indicated:

	June 30,	December 31,
	2013	2012
	(Dollars in thousands)
FHLB advances	$770,000	$245,000
FHLB long-term notes payable	11,215	11,753

Total other borrowings	781,215	256,753
Securities sold under repurchase agreements	481,170	454,502

Total	$1,262,385	$711,255

FHLB advances and long-term notes payable—The Company has an available line of credit with the FHLB of Dallas, which allows the Company to borrow on a collateralized basis. FHLB advances are considered short-term, overnight borrowings and used to manage liquidity as needed. Additionally, the Company utilizes long-term FHLB notes. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At June 30, 2013, the Company had total funds of $3.78 billion available under this agreement, of which $781.2 million was outstanding. Short-term overnight FHLB advances of $770.0 million were outstanding at June 30, 2013, at a weighted average rate of rate of 0.16%. Long-term notes payable were $11.2 million at June 30, 2013, with a weighted average rate of 5.22%. The maturity dates on the FHLB notes payable range from the years 2013 to 2028 and have interest rates ranging from 4.08% to 6.10%.

Securities sold under repurchase agreements— At June 30, 2013, the Company had $481.2 million in securities sold under repurchase agreements compared with $454.5 million at December 31, 2012, an increase of $26.7 million or 5.9%. Repurchase agreements with banking customers are generally settled on the following business day. Approximately $63.6 million of the repurchase agreements outstanding at June 30, 2013 have maturity dates ranging from one to eighteen months. All securities sold under agreements to repurchase are collateralized by certain pledged securities.

Junior Subordinated Debentures

At June 30, 2013 and December 31, 2012, the Company had outstanding $85.1 million in junior subordinated debentures issued to the Company’s unconsolidated subsidiary trusts.

A summary of pertinent information related to the Company’s seven issues of junior subordinated debentures outstanding at June 30, 2013 is set forth in the table below (dollars in thousands):

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate (1)	Junior Subordinated Debt Owed to Trusts	Maturity Date (2)
Prosperity Statutory Trust II	July 31, 2001	$15,000	3 month LIBOR + 3.58%, not to exceed 12.50%	$15,464	July 31, 2031
Prosperity Statutory Trust III	August 13, 2003	12,500	3 month LIBOR + 3.00%	12,887	September 17, 2033
Prosperity Statutory Trust IV	December 30, 2003	12,500	3 month LIBOR + 2.85%	12,887	December 30, 2033
SNB Capital Trust IV	September 25, 2003	10,000	3 month LIBOR + 3.00%	10,310	September 25, 2033
TXUI Statutory Trust II	December 19, 2003	5,000	3 month LIBOR + 2.85%	5,155	December 19, 2033
TXUI Statutory Trust III	November 30, 2003	15,500	3 month LIBOR + 1.39%	15,980	December 15, 2035
TXUI Statutory Trust IV	March 31, 2006	12,000	3 month LIBOR + 1.39%	12,372	June 30, 2036

				$85,055

(1)	The 3-month LIBOR in effect as of June 30, 2013 was 0.274%.
(2)	All debentures are callable five years from issuance date.

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

As of June 30, 2013, the Company had outstanding $1.16 billion in commitments to extend credit and $40.4 million in commitments associated with outstanding standby letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

The Company has no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of June 30, 2013, the Company had cash and cash equivalents of $251.1 million compared with $326.3 million at December 31, 2012, a decrease of $75.2 million. The decrease was primarily due to purchases of securities of $3.48 billion, a decrease in deposits of $363.3 million, an increase in loans of $50.1 million, repayments of other long-term borrowings of $40.8 million and dividends paid of $25.2 million, partially offset by proceeds from the maturities and repayments of securities of $2.87 billion, net proceeds from short-term debt of $524.6 million, net earnings of $103.1 million, an increase in securities sold under repurchase agreements of $26.7 million and cash received from acquisitions of $292.3 million.

Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of June 30, 2013 (other than deposit obligations). The payments do not include pre-payment options that may be available to the Company. The Company’s future cash payments associated with its contractual obligations pursuant to its junior subordinated debentures, FHLB borrowings and operating leases as of June 30, 2013 are summarized below. Payments for junior subordinated debentures include interest of $47.3 million that will be paid over the future periods. The future interest payments were calculated using the current rate in effect at June 30, 2013. The current principal balance of the junior subordinated debentures at June 30, 2013 was $85.1 million. Payments for FHLB borrowings include interest of $2.5 million that will be paid over the future periods. Payments related to leases are based on actual payments specified in underlying contracts.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Junior subordinated debentures	$1,169	$4,676	$4,675	$121,870	$132,390
Federal Home Loan Bank notes payable and other borrowings	770,683	3,836	2,312	6,899	783,730
Operating leases	2,650	7,785	3,264	380	14,079

Total	$774,502	$16,297	$10,251	$129,149	$930,199

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

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit as of June 30, 2013 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$37,788	$2,612	$30	$—	$40,430
Commitments to extend credit	299,677	495,644	76,598	286,697	1,158,616

Total	$337,465	$498,256	$76,628	$286,697	$1,199,046

Capital Resources

Total shareholders’ equity was $2.35 billion at June 30, 2013 compared with $2.09 billion at December 31, 2012, an increase of $255.9 million or 12.2%. The increase was due primarily to net earnings of $103.1 million, the issuance of common stock in connection with the exercise of stock options and restricted stock awards of $1.8 million and the issuance of common stock in connection with the acquisitions of East Texas Financial Services and Coppermark Bancshares, Inc. of $176.7 million, which was partially offset by dividends paid of $25.2 million for the six months ended June 30, 2013.

Both the Board of Governors of the Federal Reserve System with respect to the Company, and the Federal Deposit Insurance Corporation (“FDIC”) with respect to the Bank, have established certain minimum risk-based capital standards that apply to bank holding companies and federally insured banks. The following table sets forth the Company’s total risk-based capital, Tier 1 risk-based capital and Tier 1 to average assets (leverage) ratios as of June 30, 2013:

Consolidated Capital Ratios
Total capital (to risk weighted assets)	14.91%
Tier 1 capital (to risk weighted assets)	14.15%
Tier 1 capital (to average assets)	7.07%

As of June 30, 2013, the Bank’s risk-based capital ratios were above the levels required for the Bank to be designated as “well capitalized” by the FDIC. To be designated as “well capitalized”, the minimum ratio requirements for the Bank’s total risk-based capital, Tier 1 risk-based capital, and Tier 1 to average assets (leverage) capital ratios must be 10.0%, 6.0% and 5.0%, respectively. The following table sets forth the Bank’s total risk-based capital, Tier 1 risk-based capital and Tier 1 to average assets (leverage) ratios as of June 30, 2013:

Consolidated Capital Ratios
Total capital (to risk weighted assets)	14.69%
Tier 1 capital (to risk weighted assets)	13.93%
Tier 1 capital (to average assets)	6.96%

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company manages market risk, which for the Company is primarily interest rate risk, through its Asset Liability Committee which is composed of senior officers of the Company, in accordance with policies approved by the Company’s Board of Directors.

The Company uses simulation analysis to examine the potential effects of market changes on net interest income and market value. The Company considers macroeconomic variables, Company strategy, liquidity and other factors as it quantifies market risk. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Interest Rate Sensitivity and Liquidity” which was filed on February 28, 2013 for further discussion.

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PROSPERITY BANCSHARES, INC. ® (Registrant)

Date: 08/07/13	/S/ DAVID ZALMAN
David Zalman
Chairman and Chief Executive Officer

Date: 08/07/13	/S/ DAVID HOLLAWAY
David Hollaway
Chief Financial Officer