Form 10-Q
period 2013-09-30
PROSPERITY BANCSHARES INC
filed 2013-11-08
CIK 1068851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

As of November 1, 2013, there were 65,953,559 outstanding shares of the registrant’s Common Stock, par value $1.00 per share.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1.	INTERIM CONSOLIDATED FINANCIAL STATEMENTS

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2013	2012
	(Dollars in thousands)
ASSETS
Cash and due from banks	$269,987	$325,952
Federal funds sold	1,121	352

Total cash and cash equivalents	271,108	326,304

Available for sale securities, at fair value	164,776	226,670
Held to maturity securities, at cost (fair value of $7,556,171 and $7,418,695, respectively)	7,606,569	7,215,395

Total securities	7,771,345	7,442,065

Loans held for sale	4,892	10,433
Loans held for investment	6,177,697	5,169,507

Total loans	6,182,589	5,179,940
Less: allowance for credit losses	(59,913)	(52,564)

Loans, net	6,122,676	5,127,376

Accrued interest receivable	38,183	42,337
Goodwill	1,351,782	1,217,162
Core deposit intangibles, net	25,233	26,159
Bank premises and equipment, net	232,240	205,268
Other real estate owned	7,432	7,234
Bank owned life insurance (BOLI)	122,123	109,108
Federal Home Loan Bank of Dallas stock	43,058	34,461
Other assets	69,099	46,099

TOTAL ASSETS	$16,054,279	$14,583,573

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$3,368,357	$3,016,205
Interest-bearing	9,087,442	8,625,639

Total deposits	12,455,799	11,641,844
Other borrowings	605,951	256,753
Securities sold under repurchase agreements	431,969	454,502
Junior subordinated debentures	85,055	85,055
Accrued interest payable	2,267	1,904
Other liabilities	84,126	54,126

Total liabilities	13,665,167	12,494,184
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $1 par value; 200,000,000 shares authorized; 60,419,980 and 56,484,234 shares issued at September 30, 2013 and December 31, 2012, respectively; 60,382,892 and 56,447,146 shares outstanding at September 30, 2013 and December 31, 2012, respectively	60,420	56,484
Capital surplus	1,453,263	1,274,290
Retained earnings	870,454	750,236
Accumulated other comprehensive income—net unrealized gain on available for sale securities, net of tax of $3,006 and $4,839, respectively	5,582	8,986
Less treasury stock, at cost, 37,088 shares	(607)	(607)

Total shareholders’ equity	2,389,112	2,089,389

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$16,054,279	$14,583,573

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$94,236	$80,587	$265,542	$188,597
Securities	41,961	37,025	117,893	113,418
Federal funds sold	16	21	111	108

Total interest income	136,213	117,633	383,546	302,123

INTEREST EXPENSE:
Deposits	8,314	9,395	26,174	26,269
Other borrowings	439	379	1,273	1,076
Securities sold under repurchase agreements	317	315	921	411
Junior subordinated debentures	610	651	1,821	1,962

Total interest expense	9,680	10,740	30,189	29,718

NET INTEREST INCOME	126,533	106,893	353,357	272,405
PROVISION FOR CREDIT LOSSES	4,025	1,800	9,375	2,550

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	122,508	105,093	343,982	269,855

NONINTEREST INCOME:
Nonsufficient funds (NSF) fees	8,649	9,265	25,504	19,050
Credit card, debit card and ATM card income	4,307	6,246	17,801	14,374
Service charges on deposit accounts	3,169	3,362	9,404	9,006
Trust income	901	831	2,814	831
Mortgage income	931	1,437	3,489	1,350
Other	3,597	2,687	11,257	6,818

Total noninterest income	21,554	23,828	70,269	51,429

NONINTEREST EXPENSE:
Salaries and employee benefits	37,135	36,701	107,861	83,525
Net occupancy and equipment	5,094	4,614	14,041	11,663
Debit card, data processing and software amortization	2,756	2,901	8,575	6,339
Regulatory assessments and FDIC insurance	2,516	2,107	7,490	5,314
Core deposit intangibles amortization	1,455	2,007	4,551	5,297
Depreciation	2,679	2,369	7,521	6,432
Communications (including telephone, courier and postage)	2,397	2,226	7,003	5,777
Other real estate expense	75	271	535	2,619
Other	7,430	7,046	21,027	14,523

Total noninterest expense	61,537	60,242	178,604	141,489

INCOME BEFORE INCOME TAXES	82,525	68,679	235,647	179,795

PROVISION FOR INCOME TAXES	27,247	22,503	77,220	60,160

NET INCOME	$55,278	$46,176	$158,427	$119,635

EARNINGS PER SHARE:
Basic	$0.92	$0.83	$2.68	$2.38

Diluted	$0.91	$0.82	$2.67	$2.37

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Net income	$55,278	$46,176	$158,427	$119,635
Other comprehensive loss, before tax:
Securities available for sale:
Change in unrealized gain during period	(1,136)	(718)	(5,237)	(3,736)

Total other comprehensive loss	(1,136)	(718)	(5,237)	(3,736)
Deferred tax benefit related to other comprehensive income	398	251	1,833	1,308

Other comprehensive loss, net of tax	(738)	(467)	(3,404)	(2,428)

Comprehensive income	$54,540	$45,709	$155,023	$117,207

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Capital	Retained	Accumulated Other Comprehensive	Treasury	Total Shareholders’
	Shares	Amount	Surplus	Earnings	Income	Stock	Equity
	(In thousands, except share and per share data)
BALANCE AT DECEMBER 31, 2011	46,947,415	$46,947	$883,575	$623,878	$13,472	$(607)	$1,567,265
Net income				119,635			119,635
Other comprehensive loss					(2,428)		(2,428)
Common stock issued in connection with the exercise of stock options and restricted stock awards	172,698	173	2,518				2,691
Common stock issued in connection with the acquisition of Texas Bankers, Inc.	314,953	315	12,393				12,708
Common stock issued in connection with the acquisition of The Bank Arlington	135,347	135	6,063				6,198
Common stock issued in connection with the acquisition of American State Financial Corporation	8,524,835	8,525	349,774				358,299
Stock based compensation expense			3,218				3,218
Cash dividends declared, $0.585 per share				(29,410)			(29,410)

BALANCE AT SEPTEMBER 30, 2012	56,095,248	$56,095	$1,257,541	$714,103	$11,044	$(607)	$2,038,176

BALANCE AT DECEMBER 31, 2012	56,484,234	$56,484	$1,274,290	$750,236	$8,986	$(607)	$2,089,389
Net income				158,427			158,427
Other comprehensive loss					(3,404)		(3,404)
Common stock issued in connection with the exercise of stock options and restricted stock awards	146,088	146	2,893				3,039
Common stock issued in connection with the acquisition of East Texas Financial Services, Inc.	530,940	531	21,769				22,300
Common stock issued in connection with the acquisition of Coppermark Bancshares, Inc.	3,258,718	3,259	151,172				154,431
Stock based compensation expense			3,139				3,139
Cash dividends declared, $0.645 per share				(38,209)			(38,209)

BALANCE AT SEPTEMBER 30, 2013	60,419,980	$60,420	$1,453,263	$870,454	$5,582	$(607)	$2,389,112

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2013	2012
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$158,427	$119,635
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and core deposit intangibles amortization	12,072	11,729
Provision for credit losses	9,375	2,550
Net amortization of premium on investments	56,825	42,897
Loss on sale or write down of premises, equipment and other real estate	785	331
Net accretion of discount on loans	(42,744)	(11,988)
Proceeds from sale of loans held for sale	143,745	9,438
Originations of loans held for sale	(140,715)	—
Stock based compensation expense	3,139	3,218
Decrease (increase) in accrued interest receivable and other assets	25,058	(19,623)
Increase in accrued interest payable and other liabilities	22,716	42,510

Net cash provided by operating activities	248,683	200,697

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of held to maturity securities	1,814,877	1,238,538
Purchase of held to maturity securities	(2,245,685)	(2,499,561)
Proceeds from maturities, sales and principal paydowns of available for sale securities	2,012,178	1,703,676
Purchase of available for sale securities	(1,954,999)	(1,109,999)
Net increase in loans held for investment	(47,466)	(128,225)
Purchase of bank premises and equipment	(20,937)	(7,924)
Proceeds from sale of bank premises, equipment and other real estate	11,232	12,004
Net cash and cash equivalents acquired in the purchase of Texas Bankers, Inc.	—	44,550
Net cash and cash equivalents acquired in the purchase of The Bank Arlington	—	12,037
Net cash and cash equivalents acquired in the purchase of American State Financial Corporation	—	123,022
Net cash and cash equivalents acquired in the purchase of East Texas Financial Services, Inc.	3,471	—
Net cash and cash equivalents acquired in the purchase of Coppermark Banchares, Inc.	288,795	—

Net cash used in investing activities	(138,534)	(611,882)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	43,221	193,360
Net (decrease) increase in interest-bearing deposits	(459,351)	101,866
Net proceeds from other short-term borrowings	349,583	100,000
Repayments of other long-term borrowings	(41,095)	(772)
Net (decrease) increase in securities sold under repurchase agreements	(22,533)	37,711
Proceeds from stock option exercises	3,039	2,691
Payments of cash dividends	(38,209)	(29,410)

Net cash (used in) provided by financing activities	(165,345)	405,446

NET DECREASE IN CASH AND CASH EQUIVALENTS	(55,196)	(5,739)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	326,304	213,442

CASH AND CASH EQUIVALENTS, END OF PERIOD	$271,108	$207,703

NONCASH ACTIVITIES:
Stock issued in connection with the Texas Bankers, Inc. acquisition	$—	$12,708
Stock issued in connection with the The Bank Arlington acquisition	—	6,198
Stock issued in connection with the American State Financial Corporation acquisition	—	358,299
Stock issued in connection with the East Texas Financial Services, Inc. acquisition	22,300	—
Stock issued in connection with the Coppermark Bancshares, Inc. acquisition	154,431	—
Acquisition of real estate through foreclosure of collateral	3,044	11,354
SUPPLEMENTAL INFORMATION:
Income taxes paid	$69,659	$53,737
Interest paid	29,674	30,434

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(UNAUDITED)

1. BASIS OF PRESENTATION

The interim consolidated financial statements include the accounts of Prosperity Bancshares, Inc.® (the “Company”) and its wholly-owned subsidiaries, Prosperity Bank® (the “Bank”) and Prosperity Holdings of Delaware, LLC. All intercompany transactions and balances have been eliminated.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Operating results for the nine-month period ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013 or any other period.

2. INCOME PER COMMON SHARE

Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares. The following table illustrates the computation of basic and diluted earnings per share:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(In thousands, except per share data)
Net income	$55,278		$46,176		$158,427		$119,635

Basic:
Weighted average shares outstanding	60,344	$0.92	55,958	$0.83	59,207	$2.68	50,239	$2.38

Diluted:
Add incremental shares for:
Effect of dilutive securities—options	160		135		155		154

Total	60,504	$0.91	56,093	$0.82	59,362	$2.67	50,393	$2.37

There were no stock options exercisable during the three and nine months ended September 30, 2013 or 2012 that would have had an anti-dilutive effect on the above computation.

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

SEPTEMBER 30, 2013

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

4. SECURITIES

The amortized cost and fair value of investment securities were as follows:

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$29,130	$1,002	$—	$30,132
Collateralized mortgage obligations	512	3	(1)	514
Mortgage-backed securities	119,259	7,602	(24)	126,837
Other securities	7,288	5	—	7,293

Total	$156,189	$8,612	$(25)	$164,776

Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$3,252	$23	$—	$3,275
States and political subdivisions	333,380	1,640	(2,175)	332,845
Corporate debt securities	518	7	—	525
Collateralized mortgage obligations	59,724	1,327	(48)	61,003
Mortgage-backed securities	7,186,737	98,915	(151,079)	7,134,573
Qualified School Construction Bonds (QSCB)	22,958	1,270	(278)	23,950

Total	$7,606,569	$103,182	$(153,580)	$7,556,171

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$34,743	$1,691	$—	$36,434
Collateralized mortgage obligations	616	—	(12)	604
Mortgage-backed securities	168,701	11,742	(27)	180,416
Other securities	8,786	430	—	9,216

Total	$212,846	$13,863	$(39)	$226,670

Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$7,061	$160	$—	$7,221
States and political subdivisions	391,510	7,074	(354)	398,230
Corporate debt securities	1,500	28	—	1,528
Collateralized mortgage obligations	125,912	2,304	(50)	128,166
Mortgage-backed securities	6,676,512	196,206	(4,517)	6,868,201
Qualified School Construction Bonds (QSCB)	12,900	2,449	—	15,349

Total	$7,215,395	$208,221	$(4,921)	$7,418,695

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

As of September 30, 2013, the Company does not intend to sell any debt securities and management believes that the Company more likely than not will not be required to sell any debt securities before their anticipated recovery, at which time the Company will receive full value for the securities. Furthermore, as of September 30, 2013, management does not have the intent to sell any of its securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of September 30, 2013, management believes any impairment in the Company’s securities is temporary and no impairment loss has been realized in the Company’s consolidated statements of income.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(UNAUDITED)

Securities, with unrealized losses segregated by length of time, that have been in a continuous loss position at September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013
	Less than 12 Months		More than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$15	$—	$53	$(1)	$68	$(1)
Mortgage-backed securities	409	—	3,539	(24)	3,948	(24)
Other securities	—	—	—	—	—	—

Total	$424	$—	$3,592	$(25)	$4,016	$(25)

Held to Maturity
States and political subdivisions	$164,268	$(2,222)	$10,264	$(231)	$174,532	$(2,453)
Collateralized mortgage obligations	1,391	(42)	437	(6)	1,828	(48)
Mortgage-backed securities	3,507,024	(145,835)	102,028	(5,244)	3,609,052	(151,079)

Total	$3,672,683	$(148,099)	$112,729	$(5,481)	$3,785,412	$(153,580)

	December 31, 2012
	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$—	$—	$603	$(12)	$603	$(12)
Mortgage-backed securities	224	—	3,964	(27)	4,188	(27)

Total	$224	$—	$4,567	$(39)	$4,791	$(39)

Held to Maturity
States and political subdivisions	$37,322	$(335)	$1,140	$(19)	$38,462	$(354)
Collateralized mortgage obligations	2,366	(50)	—	—	2,366	(50)
Mortgage-backed securities	1,081,414	(4,516)	234	(1)	1,081,648	(4,517)

Total	$1,121,102	$(4,901)	$1,374	$(20)	$1,122,476	$(4,921)

At September 30, 2013, approximately 18.6% of securities were in an unrealized loss position for more than 12 months.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(UNAUDITED)

The amortized cost and fair value of investment securities at September 30, 2013, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)
Due in one year or less	$26,450	$26,523	$7,383	$7,392
Due after one year through five years	120,137	120,135	4,990	5,175
Due after five years through ten years	138,529	138,049	20,997	21,721
Due after ten years	74,992	75,888	3,048	3,137

Subtotal	360,108	360,595	36,418	37,425
Mortgage-backed securities and collateralized mortgage obligations	7,246,461	7,195,576	119,771	127,351

Total	$7,606,569	$7,556,171	$156,189	$164,776

The Company had no gain or loss on sale of securities for the three and nine months ended September 30, 2013 and 2012. As of September 30, 2013, the Company had eight non-agency CMO’s remaining with a total book value of $1.8 million and total market value of $1.8 million.

At September 30, 2013 and December 31, 2012, the Company did not own securities of any one issuer (other than the U.S. government and its agencies) for which aggregate adjusted cost exceeded 10% of the consolidated shareholders’ equity at such respective dates.

Securities with an amortized cost of $4.22 billion and $4.13 billion and a fair value of $4.20 billion and $4.27 billion at September 30, 2013 and December 31, 2012, respectively, were pledged to collateralize public deposits and for other purposes required or permitted by law.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(UNAUDITED)

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The loan portfolio consists of various types of loans made principally to borrowers located in Texas and Oklahoma and is classified by major type as follows:

	September 30, 2013	December 31, 2012
	(Dollars in thousands)
Residential mortgage loans held for sale	$4,892	$10,433

Commercial and industrial	1,028,799	771,114
Real estate:
Construction and land development	703,193	550,768
1-4 family residential (including home equity)	1,710,621	1,432,133
Commercial real estate (including multi-family residential)	2,304,862	1,990,642
Farmland	235,049	211,156
Agriculture	86,469	74,481
Consumer and other (net of unearned discount)	108,704	139,213

Total loans held for investment	6,177,697	5,169,507

Total	$6,182,589	$5,179,940

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

(ii) Commercial Real Estate. The Company makes commercial real estate related loans collateralized by owner-occupied and non-owner-occupied real estate to finance the purchase of real estate. The Company’s commercial real estate related loans are collateralized by first liens on real estate, typically have variable interest rates (or five year or less fixed rates) and amortize over a 15 to 20 year period. Payments on loans secured by such properties are often dependent on the successful operation or management of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than other types of loans. The Company seeks to minimize these risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition in connection with underwriting these loans. The underwriting analysis also includes credit verification, analysis of global cash flow, appraisals and a review of the financial condition of the borrower. At September 30, 2013, approximately 38.0% of the outstanding principal balance of the Company’s commercial real estate related loans was secured by owner-occupied properties.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(UNAUDITED)

Concentrations of Credit. Most of the Company’s lending activity occurs within the states of Texas and Oklahoma. The majority of the Company’s loan portfolio consists of commercial and industrial, commercial real estate and 1-4 family residential loans. As of September 30, 2013 and December 31, 2012, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

Foreign Loans. The Company has U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at September 30, 2013 or December 31, 2012.

Related Party Loans. As of September 30, 2013 and December 31, 2012, loans outstanding to directors, officers and their affiliates totaled $6.3 million and $6.7 million, respectively. All transactions entered into between the Company and such related parties are done in the ordinary course of business, made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related party loans is as follows:

	September 30, 2013	December 31, 2012
	(Dollars in thousands)
Beginning balance on January 1	$6,682	$9,809
New loans and reclassified related loans	306	967
Repayments	(676)	(4,094)

Ending balance	$6,312	$6,682

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

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(UNAUDITED)

An aging analysis of past due loans, segregated by class of loans, is as follows:

	September 30, 2013
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Construction and land development	$3,465	$—	$3,465	$469	$699,259	$703,193
Agriculture and agriculture real estate (includes farmland)	557	—	557	23	320,938	321,518
1-4 family (includes home equity) (1)	5,655	90	5,745	1,037	1,708,731	1,715,513
Commercial real estate (includes multi-family residential)	7,065	34	7,099	2,223	2,295,540	2,304,862
Commercial and industrial	9,230	148	9,378	1,069	1,018,352	1,028,799
Consumer and other	391	11	402	133	108,169	108,704

Total	$26,363	$283	$26,646	$4,954	$6,150,989	$6,182,589

	December 31, 2012
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Construction and land development	$3,863	$—	$3,863	$1,170	$545,735	$550,768
Agriculture and agriculture real estate (includes farmland)	310	21	331	396	284,910	285,637
1-4 family (includes home equity) (1)	2,307	310	2,617	1,598	1,438,351	1,442,566
Commercial real estate (includes multi-family residential)	9,163	—	9,163	—	1,981,479	1,990,642
Commercial and industrial	4,843	—	4,843	1,469	764,802	771,114
Consumer and other	856	—	856	749	137,608	139,213

Total	$21,342	$331	$21,673	$5,382	$5,152,885	$5,179,940

(1)	Includes $4.9 million and $10.4 million of residential mortgage loans held for sale at September 30, 2013 and December 31, 2012, respectively.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(UNAUDITED)

The following table presents information regarding past due loans and nonperforming assets as of the dates indicated:

	September 30,	December 31,
	2013	2012
	(Dollars in thousands)
Nonaccrual loans	$4,954	$5,382
Accruing loans 90 or more days past due	283	331

Total nonperforming loans	5,237	5,713
Repossessed assets	18	68
Other real estate	7,432	7,234

Total nonperforming assets	$12,687	$13,015

Nonperforming assets to total loans and other real estate	0.20%	0.25%

The Company believes its conservative lending approach has resulted in sound asset quality. The Company had $12.7 million in nonperforming assets at September 30, 2013 compared with $13.0 million at December 31, 2012. If interest on nonaccrual loans had been accrued under the original loan terms, approximately $341,000 and $252,000 would have been recorded as income for the nine months ended September 30, 2013 and 2012, respectively.

Purchased Credit-Impaired (PCI) Loans. In connection with the acquisition of American State Financial Corporation (ASB) on July 1, 2012, Community National Bank on October 1, 2012, East Texas Financial Services, Inc. on January 1, 2013 and Coppermark Bancshares, Inc. on April 1, 2013, the Company acquired loans both with and without evidence of credit quality deterioration since origination. The acquired loans were initially recorded at fair value with no carryover of any allowance for loan losses.

Loans acquired with evidence of credit quality deterioration at acquisition for which it was probable that the Company would not be able to collect all contractual amounts due were accounted for as PCI.

The carrying amount of acquired PCI loans included in the consolidated balance sheet and the related outstanding balance at September 30, 2013 and December 31, 2012 were as follows:

	September 30,	December 31,
	2013	2012
	(Dollars in thousands)
Acquired PCI loans:
Carrying amount	$36,204	$22,880
Outstanding balance	77,303	46,914

The outstanding balance represents the total amount owed as of September 30, 2013 and December 31, 2012, including accrued but unpaid interest and any amounts previously charged off. No allowance for loan losses was required on the acquired PCI loans at both September 30, 2013 and December 31, 2012.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(UNAUDITED)

Changes in the accretable yield for acquired PCI loans for the three and nine month periods ended September 30, 2013 and 2012 were as follows:

	Three Month Periods Ended September 30,		Nine Month Periods Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)
Balance at beginning of period	$13,011	$—	$7,459	$—
Additions	349	8,157	7,877	8,157
Reclassifications from nonaccretable	3,088	—	4,343	—
Accretion	(5,840)	(1,160)	(9,071)	(1,160)

Balance at September 30	$10,608	$6,997	$10,608	$6,997

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

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(UNAUDITED)

Impaired loans as of September 30, 2013 are set forth in the following table. No interest income was recognized on impaired loans subsequent to their classification as impaired. The average recorded investment presented in the table below is reported on a year-to-date basis.

	September 30, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
	(Dollars in thousands)
With no related allowance recorded:
Construction and land development	$257	$265	$—	$701
Agriculture and agriculture real estate (includes farmland)	—	—	—	39
1-4 family (includes home equity)	310	279	—	401
Commercial real estate (includes multi-family residential)	1,213	1,237	—	832
Commercial and industrial	194	54	—	141
Consumer and other	—	—	—	5

Total	1,974	1,835	—	2,119

With an allowance recorded:
Construction and land development	—	—	—	—
Agriculture and agriculture real estate (includes farmland)	23	30	20	29
1-4 family (includes home equity)	71	96	53	535
Commercial real estate (includes multi-family residential)	17	18	17	1,234
Commercial and industrial	832	842	741	938
Consumer and other	80	87	69	73

Total	1,023	1,073	900	2,809

Total:
Construction and land development	257	265	—	701
Agriculture and agriculture real estate (includes farmland)	23	30	20	68
1-4 family (includes home equity)	381	375	53	936
Commercial real estate (includes multi-family residential)	1,230	1,255	17	2,066
Commercial and industrial	1,026	896	741	1,079
Consumer and other	80	87	69	78

	$2,997	$2,908	$900	$4,928

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(UNAUDITED)

Impaired loans as of December 31, 2012 are set forth in the following tables. No interest income was recognized on impaired loans subsequent to their classification as impaired. The average recorded investment is reported on a year-to-date basis.

	December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
	(Dollars in thousands)
With no related allowance recorded:
Construction and land development	$1,144	$1,175	$—	$368
Agriculture and agriculture real estate (includes farmland)	77	77	—	34
1-4 family (includes home equity)	491	522	—	381
Commercial real estate (includes multi-family residential)	450	476	—	676
Commercial and industrial	87	89	—	75
Consumer and other	10	10	—	3

Total	2,259	2,349	—	1,537

With an allowance recorded:
Construction and land development	—	—	—	451
Agriculture and agriculture real estate (includes farmland)	34	41	29	45
1-4 family (includes home equity)	999	1,017	273	720
Commercial real estate (includes multi-family residential)	2,450	2,451	610	2,725
Commercial and industrial	1,043	1,079	1,002	782
Consumer and other	66	81	67	21

Total	4,592	4,669	1,981	4,744

Total:
Construction and land development	1,144	1,175	—	819
Agriculture and agriculture real estate (includes farmland)	111	118	29	79
1-4 family (includes home equity)	1,490	1,539	273	1,101
Commercial real estate (includes multi-family residential)	2,900	2,927	610	3,401
Commercial and industrial	1,130	1,168	1,002	857
Consumer and other	76	91	67	24

	$6,851	$7,018	$1,981	$6,281

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

SEPTEMBER 30, 2013

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

The following table presents risk grades and classified loans by class of loan at September 30, 2013. Classified loans include loans in risk grades 5, 6 and 7.

	Construction and Land Development	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity) (1)	Commercial Real Estate (includes Multi- Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Grade 1	$—	$4,771	$—	$—	$48,879	$31,287	$84,937
Grade 2	694,446	313,890	1,701,525	2,248,498	962,941	77,114	5,998,414
Grade 3	3,850	1,044	4,287	12,483	7,453	133	29,250
Grade 4	1,551	1,369	6,165	15,736	5,876	90	30,787
Grade 5	257	23	370	1,230	1,026	80	2,986
Grade 6	—	—	11	—	—	—	11
Grade 7	—	—	—	—	—	—	—
PCI Loans (2)	3,089	421	3,155	26,915	2,624	—	36,204

Total	$703,193	$321,518	$1,715,513	$2,304,862	$1,028,799	$108,704	$6,182,589

(1)	Includes $4.9 million of residential mortgage loans held for sale at September 30, 2013.
(2)	Of the total PCI loans, $24.9 million were classified as substandard at September 30, 2013.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

SEPTEMBER 30, 2013

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

At September 30, 2013, the allowance for credit losses totaled $59.9 million or 0.97% of total loans. At December 31, 2012, the allowance aggregated $52.6 million or 1.01% of total loans.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(UNAUDITED)

The following table details the recorded investment in loans and activity in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2013. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Construction and Land Development	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses:
Three Months Ended
Balance June 30, 2013	$11,991	$982	$13,435	$22,831	$6,293	$644	$56,176
Provision for credit losses	1,024	129	1,262	(658)	1,356	912	4,025
Charge-offs	(14)	(23)	(20)	—	(188)	(897)	(1,142)
Recoveries	44	10	5	471	69	255	854

Net charge-offs	30	(13)	(15)	471	(119)	(642)	(288)

Balance September 30, 2013	$13,045	$1,098	$14,682	$22,644	$7,530	$914	$59,913

Nine Months Ended
Balance January 1, 2013	$11,909	$764	$13,942	$19,607	$5,777	$565	$52,564
Provision for credit losses	1,173	352	892	3,309	2,070	1,579	9,375
Charge-offs	(270)	(36)	(182)	(894)	(592)	(2,100)	(4,074)
Recoveries	233	18	30	622	275	870	2,048

Net charge-offs	(37)	(18)	(152)	(272)	(317)	(1,230)	(2,026)

Balance September 30, 2013	$13,045	$1,098	$14,682	$22,644	$7,530	$914	$59,913

Allowance for credit losses related to:
September 30, 2013
Individually evaluated for impairment	$—	$20	$53	$17	$741	$69	$900
Collectively evaluated for impairment	13,045	1,078	14,629	22,627	6,789	845	59,013
PCI loans	—	—	—	—	—	—	—

Total allowance for credit losses	$13,045	$1,098	$14,682	$22,644	$7,530	$914	$59,913

Recorded investment in loans:
September 30, 2013
Individually evaluated for impairment	$257	$23	$381	$1,230	$1,026	$80	$2,997
Collectively evaluated for impairment	699,847	321,074	1,711,977	2,276,717	1,025,149	108,624	6,143,388
PCI loans	3,089	421	3,155	26,915	2,624	—	36,204

Total loans evaluated for impairment	$703,193	$321,518	$1,715,513	$2,304,862	$1,028,799	$108,704	$6,182,589

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(UNAUDITED)

The following table details the recorded investment in loans and activity in the allowance for credit losses by portfolio segment for the three and nine months ended September 30, 2012. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Construction and Land Development	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses:
Three Months Ended
Balance June 30, 2012	$10,065	$742	$13,326	$21,406	$4,238	$605	$50,382
Provision for credit losses	359	(2)	299	(509)	660	993	1,800
Charge-offs	(159)	—	(327)	(909)	(55)	(1,663)	(3,113)
Recoveries	4	30	76	109	565	1,074	1,858

Net charge-offs	(155)	30	(251)	(800)	510	(589)	(1,255)

Balance September 30, 2012	$10,269	$770	$13,374	$20,097	$5,408	$1,009	$50,927

Nine Months Ended
Balance January 1, 2012	$12,094	$511	$12,645	$21,460	$3,826	$1,058	$51,594
Provision for credit losses	(469)	226	1,121	(250)	1,237	685	2,550
Charge-offs	(1,368)	—	(478)	(1,278)	(376)	(2,101)	(5,601)
Recoveries	12	33	86	165	721	1,367	2,384

Net charge-offs	(1,356)	33	(392)	(1,113)	345	(734)	(3,217)

Balance September 30, 2012	$10,269	$770	$13,374	$20,097	$5,408	$1,009	$50,927

Allowance for credit losses related to:
September 30, 2012
Individually evaluated for impairment	$26	$61	$336	$567	$1,180	$20	$2,190
Collectively evaluated for impairment	10,243	709	13,038	19,530	4,228	989	48,737
PCI loans	—	—	—	—	—	—	—

Total allowance for credit losses	$10,269	$770	$13,374	$20,097	$5,408	$1,009	$50,927

Recorded investment in loans:
September 30, 2012
Individually evaluated for impairment	$86	$143	$1,448	$3,170	$1,395	$20	$6,262
Collectively evaluated for impairment	495,005	303,913	1,396,114	1,950,488	751,379	148,361	5,045,260
PCI loans	1,326	78	155	22,454	3,568	—	27,581

Total loans evaluated for impairment	$496,417	$304,134	$1,397,717	$1,976,112	$756,342	$148,381	$5,079,103

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

During the nine months ended September 30, 2013, a $249,000 loan was restructured. Default is determined at 90 or more days past due. The restructured loans from prior periods are performing and accruing loans.

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

The fair value of an asset or liability is the price that would be received to sell that asset or paid to transfer that liability in an orderly transaction occurring in the principal market (or most advantageous market in the absence of a principal market) for such asset or liability. In estimating fair value, the Company utilizes valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. Such valuation techniques are consistently applied. Inputs to valuation techniques include the assumptions that market participants would use in pricing an asset or liability. FASB Accounting Standards Codification (“ASC”) Topic 820 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs.

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

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(UNAUDITED)

The following tables present fair values for assets measured at fair value on a recurring basis:

	As of September 30, 2013
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available for sale securities:
States and political subdivisions	$—	$30,132	$—	$30,132
Collateralized mortgage obligations	—	514	—	514
Mortgage-backed securities	—	126,837	—	126,837
Other securities	7,293	—	—	7,293

Total	$7,293	$157,483	$—	$164,776

	As of December 31, 2012
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available for sale securities:
States and political subdivisions	$—	$36,434	$—	$36,434
Collateralized mortgage obligations	—	604	—	604
Mortgage-backed securities	—	180,416	—	180,416
Other securities	7,688	1,528	—	9,216

Total	$7,688	$218,982	$—	$226,670

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). Financial assets measured at fair value on a non-recurring basis during the reported periods include certain impaired loans reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. Collateral values are estimated using Level 2 inputs based on observable market data, typically in the case of real estate collateral. For the nine months ended September 30, 2013, the Company had additions to impaired loans of $5.5 million, of which $1.4 million were outstanding at September 30, 2013.

Financial assets measured at fair value on a nonrecurring basis during the reported periods also include other real estate owned and repossessed assets. For the three and nine months ended September 30, 2013, the Company had additions to other real estate owned of $305,000 and $2.7 million, of which $305,000 and $1.1 million were outstanding at September 30, 2013, respectively. The remaining financial assets and financial liabilities measured at fair value on a non-recurring basis that were recorded in 2013 and remained outstanding at September 30, 2013 were not significant. During the reported periods, all fair value measurements for other real estate owned and repossessed assets utilized Level 2 inputs based on observable market data. There were no transfers between Level 1 and Level 2 assets during the nine months ended September 30, 2013.

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

SEPTEMBER 30, 2013

(UNAUDITED)

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

Loans held for investment—The Company does not record loans at fair value on a recurring basis. As such, valuation techniques discussed herein for loans are primarily for estimating fair value disclosures. However, from time to time, the Company records nonrecurring fair value adjustments to impaired loans to reflect (1) partial write downs that are based on the observable market price or current appraised value of the collateral, or (2) the full charge-off of the loan carrying value. Where appraisals are not available, estimated cash flows are discounted using a rate commensurate with the credit risk associated with those cash flows. Assumptions regarding credit risk, cash flows and discount rates are judgmentally determined using available market information and specific borrower information.

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

Federal Home Loan Bank of Dallas Stock—The fair value of FHLB stock is estimated to be equal to its carrying amount as reported in the accompanying Consolidated Balance Sheets, given it is not a publicly traded equity security, it has an adjustable dividend rate, and all transactions in the stock are executed at the stated par value. FHLB stock is considered a Level 1 fair value.

Other real estate owned—Other real estate owned is primarily foreclosed properties securing residential loans and commercial real estate. Foreclosed assets are adjusted to fair value less estimated costs to sell upon transfer of the loans to other real estate owned. Subsequently, these assets are carried at the lower of carrying value or fair value less estimated costs to sell. Other real estate carried at fair value based on an observable market price or a current appraised value is classified by the Company as Level 2. When management determines that the fair value of other real estate requires additional adjustments, either as a result of a non-current appraisal or when there is no observable market price, the Company classifies the other real estate as Level 3.

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

SEPTEMBER 30, 2013

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

The following table summarizes the carrying values and estimated fair values of certain financial instruments not recorded at fair value on a regular basis:

	As of September 30, 2013
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Cash and due from banks	$269,987	$269,987	$—	$—	$269,987
Federal funds sold	1,121	1,121	—	—	1,121
Held to maturity securities	7,606,569	—	7,556,171	—	7,556,171
Loans held for sale	4,892	4,892	—	—	4,892
Loans held for investment, net of allowance	6,117,784	—	—	6,143,355	6,143,355
Federal Home Loan Bank of Dallas stock	43,058	43,058	—	—	43,058
Liabilities
Deposits:
Noninterest-bearing	$3,368,357	$—	$3,368,687	$—	$3,368,687
Interest-bearing	9,087,442	—	8,286,130	—	8,286,130
Other borrowings	605,951	—	607,471	—	607,471
Securities sold under repurchase agreements	431,969	—	431,692	—	431,692
Junior subordinated debentures	85,055	—	81,696	—	81,696

	As of December 31, 2012
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Cash and due from banks	$325,952	$325,952	$—	$—	$325,952
Federal funds sold	352	352	—	—	352
Held to maturity securities	7,215,395	—	7,418,695	—	7,418,695
Loans held for sale	10,433	10,433	—	—	10,433
Loans held for investment, net of allowance	5,116,943	—	—	5,186,779	5,186,779
Federal Home Loan Bank of Dallas stock	34,461	34,461	—	—	34,461
Liabilities
Deposits:
Noninterest-bearing	$3,016,205	$—	$3,016,205	$—	$3,016,205
Interest-bearing	8,625,639	—	8,640,625	—	8,640,625
Other borrowings	256,753	—	258,819	—	258,819
Securities sold under repurchase agreements	454,502	—	454,596	—	454,596
Junior subordinated debentures	85,055	—	72,705	—	72,705

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(UNAUDITED)

The Company’s off-balance sheet commitments including letters of credit, which totaled $1.19 billion at September 30, 2013, are funded at current market rates at the date they are drawn upon. It is management’s opinion that the fair value of these commitments would approximate their carrying value, if drawn upon.

The fair value estimates presented herein are based on pertinent information available to management at September 30, 2013. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

7. GOODWILL AND CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles (“CDI”) for nine months ended September 30, 2013 and the year ended December 31, 2012 were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)
Balance as of December 31, 2011	$924,537	$20,996
Less:
Amortization	—	(7,229)
Add:
Acquisition of Texas Bankers, Inc.	6,077	—
Acquisition of The Bank Arlington	2,102	—
Acquisition of ASB	274,119	12,392
Acquisition of Community National Bank	10,327	—

Balance as of December 31, 2012	1,217,162	26,159
Less:
Amortization	—	(4,551)
Add:
Measurement period adjustment of The Bank Arlington	(130)	—
Measurement period adjustment of ASB	(3,094)	2,110
Measurement period adjustment of Community National Bank	1,999	—
Acquisition of East Texas Financial Services, Inc.	16,658	—
Acquisition of Coppermark Bancshares, Inc.	119,187	1,515

Balance as of September 30, 2013	$1,351,782	$25,233

Goodwill is recorded on the acquisition date of each entity. The Company may record subsequent adjustments to goodwill for amounts undeterminable at acquisition date, such as deferred taxes and real estate valuations, and therefore the goodwill amounts reflected in the table above may change accordingly. The Company initially records the total premium paid on acquisitions as goodwill. After finalizing the valuation, core deposit intangibles are identified and reclassified from goodwill to core deposit intangibles on the balance sheet. This reclassification has no effect on total assets, liabilities, shareholders’ equity, net income or cash flows. Management performs an evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill and other intangibles has occurred. If any such impairment is determined, a write-down is recorded. As of September 30, 2013, there were no impairments recorded on goodwill.

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

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(UNAUDITED)

Core deposit intangibles are amortized on an accelerated basis over their estimated lives, which the Company believes is between 8 and 15 years. Amortization expense related to intangible assets totaled $1.5 million and $2.0 million for the three months ended September 30, 2013 and 2012, respectively, and $4.6 million and $5.3 million for the nine months ended September 30, 2013 and 2012, respectively. The estimated aggregate future amortization expense for intangible assets remaining as of September 30, 2013 was as follows (dollars in thousands):

Remaining 2013	$1,483
2014	4,841
2015	4,201
2016	3,761
2017	2,076
Thereafter	8,871

Total	$25,233

8. STOCK BASED COMPENSATION

At September 30, 2013, the Company had four stock-based employee compensation plans and one stock option plan assumed in connection with an acquisition under which no additional options will be granted. Two of the four plans adopted by the Company have expired and therefore no additional awards may be issued under those plans.

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

On February 22, 2012, the Company’s Board of Directors adopted the Prosperity Bancshares, Inc. 2012 Stock Incentive Plan (the “2012 Plan”), subject to approval by the Company’s shareholders. The Company’s shareholders approved the 2012 Plan at the annual meeting of shareholders on April 17, 2012. The 2012 Plan authorizes the issuance of up to 1,250,000 shares of common stock upon the exercise of options granted under the 2012 Plan or pursuant to the grant or exercise, as the case may be, of other awards granted under the 2012 Plan, including restricted stock, stock appreciation rights, phantom stock awards and performance awards. As of September 30, 2013, no options or other awards have been granted under the 2012 Plan.

The Company received $1.2 million and $300,000 in cash from the exercise of stock options during the three-month periods ended September 30, 2013 and 2012, respectively, and $3.0 million and $2.7 million during the nine-month periods ended September 30, 2013 and 2012, respectively. There was no tax benefit realized from option exercises of the share-based payment arrangements during the three and nine month periods ended September 30, 2013 and 2012.

As of September 30, 2013, there was $7.0 million of total unrecognized compensation expense related to stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.5 years.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(UNAUDITED)

9. CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ITEMS

Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of September 30, 2013 (other than deposit obligations). The payments do not include pre-payment options that may be available to the Company. The Company’s future cash payments associated with its contractual obligations pursuant to its junior subordinated debentures, FHLB borrowings and operating leases as of September 30, 2013 are summarized below. Payments for junior subordinated debentures include interest of $46.2 million that will be paid over the future periods. The future interest payments were calculated using the current rate in effect at September 30, 2013. The current principal balance of the junior subordinated debentures at September 30, 2013 was $85.1 million. Payments for FHLB borrowings include interest of $2.5 million that will be paid over the future periods. Payments related to leases are based on actual payments specified in underlying contracts.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Junior subordinated debentures	$578	$4,624	$4,623	$121,438	$131,263
Federal Home Loan Bank notes payable and other borrowings	595,407	3,836	2,312	6,899	608,454
Operating leases	1,247	7,785	3,264	380	12,676

Total	$597,232	$16,245	$10,199	$128,717	$752,393

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

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit as of September 30, 2013 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$37,537	$5,291	$30	$—	$42,858
Commitments to extend credit	159,906	609,923	49,941	323,938	1,143,708

Total	$197,443	$615,214	$49,971	$323,938	$1,186,566

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(UNAUDITED)

10. OTHER COMPREHENSIVE (LOSS) INCOME

The tax effects allocated to each component of other comprehensive (loss) income were as follows:

	Three Months Ended September 30,
	2013			2012
	Before Tax Amount	Tax Benefit	Net of Tax Amount	Before Tax Amount	Tax Benefit	Net of Tax Amount
	(Dollars in thousands)
Other comprehensive loss:
Securities available for sale:
Change in unrealized gain during period	$(1,136)	$398	$(738)	$(718)	$251	$(467)

Total securities available for sale	(1,136)	398	(738)	(718)	251	(467)

Total other comprehensive loss	$(1,136)	$398	$(738)	$(718)	$251	$(467)

	Nine Months Ended September 30,
	2013			2012
	Before Tax Amount	Tax Benefit	Net of Tax Amount	Before Tax Amount	Tax Benefit	Net of Tax Amount
	(Dollars in thousands)
Other comprehensive loss:
Securities available for sale:
Change in unrealized gain during period	$(5,237)	$1,833	$(3,404)	$(3,736)	$1,308	$(2,428)

Total securities available for sale	(5,237)	1,833	(3,404)	(3,736)	1,308	(2,428)

Total other comprehensive loss	$(5,237)	$1,833	$(3,404)	$(3,736)	$1,308	$(2,428)

Activity in accumulated other comprehensive income, net of tax, was as follows:

	Securities Available for Sale	Accumulated Other Comprehensive Income
	(Dollars in thousands)
Balance at January 1, 2013	$8,986	$8,986
Other comprehensive loss	(3,404)	(3,404)

Balance at September 30, 2013	$5,582	$5,582

Balance at January 1, 2012	$13,472	$13,472
Other comprehensive loss	(2,428)	(2,428)

Balance at September 30, 2012	$11,044	$11,044

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(UNAUDITED)

11. ACQUISITIONS

Pending Acquisition of F&M Bancorporation Inc.—On August 29, 2013, the Company announced the signing of a definitive merger agreement to acquire F&M Bancorporation Inc. (“FMBC”) and its wholly-owned subsidiary The F&M Bank & Trust Company (“F&M Bank”) headquartered in Tulsa, Oklahoma. F&M Bank operates 13 banking locations; 10 in Tulsa, Oklahoma and surrounding areas and 3 in Dallas, Texas. As of September 30, 2013, FMBC on a consolidated basis, reported total assets of $2.47 billion, total loans of $1.88 billion and total deposits of $2.26 billion. Under the terms of the definitive agreement, the Company will issue approximately 3,298,246 shares of Company common stock plus $47.0 million in cash for all outstanding shares of FMBC capital stock, subject to certain conditions and potential adjustments. The transaction is subject to customary closing conditions, including the receipt of customary regulatory approvals and approval by FMBC’s shareholders.

Acquisition of FVNB Corp.— On November 1, 2013, the Company completed the acquisition of FVNB Corp. and its wholly owned subsidiary, First Victoria National Bank (collectively, “FVNB”) headquartered in Victoria, Texas. The acquisition was not considered significant to the Company’s financial statements and therefore pro forma financial data and related disclosures are not included. Refer to Note 12 – Subsequent Events for further information regarding the FVNB acquisition.

Acquisition of Coppermark Bancshares, Inc.—On April 1, 2013, the Company completed the acquisition of Coppermark Bancshares, Inc. and its wholly-owned subsidiary, Coppermark Bank (collectively, “Coppermark”). Coppermark operated 9 full-service banking offices: 6 in Oklahoma City, Oklahoma and surrounding areas and 3 in the Dallas, Texas area. The Company acquired Coppermark to expand its market into Oklahoma. The acquisition was not considered significant to the Company’s financial statements and therefore pro forma financial data and related disclosures are not included.

As of March 31, 2013, Coppermark reported, on a consolidated basis, total assets of $1.25 billion, total loans of $847.6 million and total deposits of $1.11 billion. Under the terms of the acquisition agreement, the Company issued 3,258,718 shares of Company common stock plus $60.0 million in cash for all outstanding shares of Coppermark Bancshares, Inc. capital stock, for total merger consideration of $214.4 million based on the Company’s closing stock price of $47.39. The Company recognized initial goodwill of $91.7 million which does not include subsequent fair value adjustments that are still being finalized. Goodwill is calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of identifiable assets acquired, none of which is expected to be deductible for tax purposes. Additionally, the Company recognized $1.5 million of core deposit intangibles. For the nine months ended September 30, 2013, the Company incurred approximately $787,000 of pre-tax merger related expenses related to the Coppermark acquisition.

Acquisition of East Texas Financial Services, Inc.—On January 1, 2013, the Company completed the acquisition of East Texas Financial Services, Inc. (OTC BB: FFBT) and its wholly-owned subsidiary, First Federal Bank Texas (collectively, “East Texas Financial Services”). East Texas Financial Services operated 4 banking offices in the Tyler MSA, including three locations in Tyler, Texas and one location in Gilmer, Texas. The Company acquired East Texas Financial Services to increase its market share in the East Texas area. The acquisition was not considered significant to the Company’s financial statements and therefore pro forma financial data and related disclosures are not included.

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

Acquisition of Community National Bank—On October 1, 2012, the Company completed the acquisition of Community National Bank, Bellaire, Texas. Community National Bank operated 1 banking office in Bellaire, Texas, in the Houston Metropolitan Area. The Company acquired Community National Bank to increase its market share in the Houston area. The acquisition is not considered significant to the Company’s financial statements and therefore pro forma financial data is not included.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(UNAUDITED)

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

Acquisition of American State Financial Corporation—On July 1, 2012, the Company completed the acquisition of American State Financial Corporation and its wholly owned subsidiary American State Bank (collectively referred to as “ASB”). ASB operated 37 full service banking offices in 18 counties across West Texas. The Company acquired ASB to increase its market share in the West Texas area.

Under the terms of the acquisition agreement, the Company issued 8,524,835 shares of Company common stock plus $178.5 million in cash for all outstanding shares of American State Financial Corporation capital stock, for total merger consideration of $536.8 million based on the Company’s closing stock price of $42.03. The Company recognized goodwill of $271.0 million which is calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of identifiable assets acquired. Goodwill resulted from a combination of expected operational synergies, an enhanced branching network, and cross-selling opportunities. Goodwill is not expected to be deductible for tax purposes. Additionally, the Company recognized $14.5 million of core deposit intangibles.

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

Acquisition of Texas Bankers, Inc.—On January 1, 2012, the Company completed the acquisition of Texas Bankers, Inc. and its wholly-owned subsidiary, Bank of Texas, Austin, Texas. The three Bank of Texas banking offices in the Austin, Texas CMSA consisted of a location in Rollingwood, which was consolidated with the Company’s Westlake location and remains in Bank of Texas’ Rollingwood banking office; one banking center in downtown Austin, which was consolidated into the Company’s downtown Austin location; and another banking center in Thorndale. The Company acquired Texas Bankers, Inc. to increase is its market share in the Central Texas area. The acquisition is not considered significant to the Company’s financial statements and therefore pro forma financial data and related disclosures are not included.

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

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

(UNAUDITED)

The following pro forma information presents the results of operations for the three and nine months ended September 30, 2013 and 2012, as if the Coppermark, East Texas Financial Services, Community National Bank, ASB and The Bank Arlington acquisitions had occurred on January 1, 2012.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012 (1)	2013	2012 (1)
	(Dollars in thousands, except per share data)		(Dollars in thousands, except per share data)
Net interest income	$126,533	$127,501	$375,699	$403,983
Net income	55,278	53,266	165,090	184,368
Basic earnings per share	0.92	0.89	2.64	2.92
Diluted earnings per share	0.91	0.88	2.64	2.92

(1)	Includes a nonrecurring gain on sale of securities of $23.4 million, or $0.37 earnings per share, by ASB during the second quarter of 2012.

12. SUBSEQUENT EVENT

Acquisition of FVNB Corp.—On November 1, 2013, the Company completed the acquisition of FVNB Corp. and its wholly owned subsidiary, First Victoria National Bank (collectively, “FVNB”) headquartered in Victoria, Texas. FVNB operated 33 banking locations; 4 in Victoria, Texas, 7 in the South Texas area including Corpus Christi; 6 in the Bryan/College Station area; 5 in the Central Texas area including New Braunfels; and 11 in the Houston area including The Woodlands and Huntsville.

As of September 30, 2013, FVNB, on a consolidated basis, reported total assets of $2.47 billion, total loans of $1.65 billion and total deposits of $2.20 billion. Under the terms of the acquisition agreement, the Company issued 5,570,667 shares of Company common stock plus $91.3 million in cash for all outstanding shares of FVNB Corp. capital stock for total merger consideration of $439.1 million based on the Company’s closing stock price of $62.45. The Company recognized initial goodwill of $278.3 million which does not include subsequent fair value adjustments that are still being finalized. Goodwill is calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of identifiable assets acquired, none of which is expected to be deductible for tax purposes. For the nine months ended September 30, 2013, the Company incurred approximately $121,000 of pre-tax merger related expenses related to the FVNB acquisition.

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

OVERVIEW

The Company, a Texas corporation, was formed in 1983 as a vehicle to acquire the former Allied First Bank in Edna, Texas which was chartered in 1949 as The First National Bank of Edna and is now known as Prosperity Bank. The Company is a registered financial holding company that derives substantially all of its revenues and income from the operation of its bank subsidiary, Prosperity Bank® (“Prosperity Bank®” or the “Bank”). The Bank provides a wide array of financial products and services to small and medium-sized businesses and consumers. As of September 30, 2013, the Bank operated 218 full-service banking locations; with 57 in the Houston area; 20 in the South Texas area including Corpus Christi and Victoria; 35 in the Dallas/Fort Worth area; 22 in the East Texas area; 34 in the Central Texas area including Austin and San Antonio; 34 in the West Texas area including Lubbock, Midland-Odessa and Abilene; 10 in the Bryan/College Station area and 6 in the Central Oklahoma area. The Company’s headquarters are located at Prosperity Bank Plaza, 4295 San Felipe in Houston, Texas and its telephone number is (713) 693-9300. The Company’s website address is www.prosperitybankusa.com. Information contained on the Company’s website is not incorporated by reference into this quarterly report on Form 10-Q and is not part of this or any other report.

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

Three principal components of the Company’s growth strategy are internal growth, stringent cost control practices and acquisitions, including strategic merger transactions and FDIC assisted transactions. The Company focuses on continuous internal growth. Each banking center is operated as a separate profit center, maintaining separate data with respect to its net interest income, efficiency ratio, deposit growth, loan growth and overall profitability. Banking center presidents and managers are accountable for performance in these areas and compensated accordingly. The Company also focuses on maintaining stringent cost control practices and policies. The Company has centralized many of its critical operations, such as data processing and loan processing. Management believes that this centralized infrastructure can accommodate substantial additional growth while enabling the Company to minimize operational costs through certain economies of scale. During 2012, the Company completed four acquisitions including Texas Bankers, Inc., The Bank Arlington, ASB and Community National Bank. In 2013, the Company completed the acquisitions of East Texas Financial Services, Coppermark and on November 1, 2013, FVNB Corp. The Company has announced the pending acquisition of FMBC.

Total assets were $16.05 billion at September 30, 2013 compared with $14.58 billion at December 31, 2012, an increase of $1.47 billion or 10.1%. Total loans were $6.18 billion at September 30, 2013 compared with $5.18 billion at December 31, 2012, an increase of $1.0 billion or 19.4%. Total deposits were $12.46 billion at September 30, 2013 compared with $11.64 billion December 31, 2012, an increase of $814.0 million or 7.0%. Total shareholders’ equity was $2.39 billion at September 30, 2013 compared with $2.09 billion at December 31, 2012, an increase of $299.7 million or 14.3%.

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

The Company had no intangible assets with indefinite useful lives at September 30, 2013. Other identifiable intangible assets that are subject to amortization are amortized on an accelerated basis over the years expected to be benefited, which the Company believes is between eight and fifteen years. These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value to carrying value. Based on the Company’s annual goodwill impairment test as of September 30, 2013, management does not believe any of its goodwill is impaired as of September 30, 2013 because the fair value of the Company’s equity substantially exceeded its carrying value. While the Company believes no impairment existed at September 30, 2013, under accounting standards applicable at that date, different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation and financial condition or future results of operations.

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

Fair Values of Financial Instruments—The Company determines the fair market values of financial instruments based on the fair value hierarchy established which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value. Level 1 inputs include quoted market prices in active markets, where available. If such quoted market prices are not available Level 2 inputs are used. These inputs are based upon internally developed models that primarily use observable market-based parameters. Level 3 inputs are unobservable inputs which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

RECENT AND PENDING ACQUISITIONS

Acquisition of East Texas Financial Services, Inc.—On January 1, 2013, the Company completed the acquisition of East Texas Financial Services, Inc. (OTC BB: FFBT) and its wholly-owned subsidiary, First Federal Bank Texas. East Texas Financial Services operated 4 banking offices in the Tyler MSA, including three locations in Tyler, Texas and one location in Gilmer, Texas. As of December 31, 2012, East Texas Financial Services reported, on a consolidated basis, total assets of $165.0 million, total loans of $129.3 million and total deposits of $112.3 million.

Acquisition of Coppermark Bancshares, Inc.—On April 1, 2013, the Company completed the acquisition of Coppermark Bancshares, Inc. and its wholly-owned subsidiary, Coppermark Bank (collectively “Coppermark”) headquartered in Oklahoma City, Oklahoma. Coppermark operated 9 full-service banking offices: 6 in Oklahoma City, Oklahoma and surrounding areas and 3 in the Dallas, Texas area. As of March 31, 2013, Coppermark reported, on a consolidated basis, total assets of $1.25 billion, total loans of $847.6 million and total deposits of $1.11 billion.

Pending Acquisition of F&M Bancorporation Inc.—On August 29, 2013, the Company announced the signing of a definitive merger agreement to acquire F&M Bancorporation Inc. (“FMBC”) and its wholly-owned subsidiary The F&M Bank & Trust Company (“F&M Bank”) headquartered in Tulsa, Oklahoma. F&M Bank operates 13 banking locations; 10 in Tulsa, Oklahoma and surrounding areas and 3 in Dallas, Texas. As of September 30, 2013, FMBC on a consolidated basis, reported total assets of $2.47 billion, total loans of $1.88 billion and total deposits of $2.26 billion. Under the terms of the definitive agreement, the Company will issue approximately 3,298,246 shares of Company common stock plus $47.0 million in cash for all outstanding shares of FMBC capital stock, subject to certain conditions and potential adjustments. The transaction is subject to customary closing conditions, including the receipt of customary regulatory approvals and approval by FMBC’s shareholders.

SUBSEQUENT EVENT

Acquisition of FVNB Corp.—On November 1, 2013, the Company completed the acquisition of FVNB Corp. and its wholly owned subsidiary, First Victoria National Bank (collectively, “FVNB”) headquartered in Victoria, Texas. FVNB operated 33 banking locations; 4 in Victoria, Texas, 7 in the South Texas area including Corpus Christi; 6 in the Bryan/College Station area; 5 in the Central Texas area including New Braunfels; and 11 in the Houston area including The Woodlands and Huntsville.

As of September 30, 2013, FVNB, on a consolidated basis, reported total assets of $2.47 billion, total loans of $1.65 billion and total deposits of $2.20 billion. Under the terms of the acquisition agreement, the Company issued 5,570,667 shares of Company common stock plus $91.3 million in cash for all outstanding shares of FVNB Corp. capital stock for total merger consideration of $439.1 million based on the Company’s closing stock price of $62.45. The Company recognized initial goodwill of $278.3 million which does not include subsequent fair value adjustments that are still being finalized. Goodwill is calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of identifiable assets acquired, none of which is expected to be deductible for tax purposes. For the nine months ended September 30, 2013, the Company incurred approximately $121,000 of pre-tax merger related expenses related to the FVNB acquisition.

RESULTS OF OPERATIONS

Net income available to common shareholders was $55.3 million ($0.91 per common share on a diluted basis) for the quarter ended September 30, 2013 compared with $46.2 million ($0.82 per common share on a diluted basis) for the quarter ended September 30, 2012, an increase in net income of $9.1 million or 19.7%. The Company posted returns on average common equity of 9.31% and 9.10%, returns on average assets of 1.37% and 1.32% and efficiency ratios of 41.59% and 46.07% for the quarters ended September 30, 2013 and 2012, respectively. The efficiency ratio is calculated by dividing total non-interest expense, excluding credit loss provisions, by net interest income plus non-interest income, excluding net gains and losses on the sale of securities and assets. Additionally, taxes are not part of this calculation.

For the nine months ended September 30, 2013, net income available to common shareholders was $158.4 million ($2.67 per common share on a diluted basis) compared with $119.6 million ($2.37 per common share on a diluted basis) for the same period in 2012, an increase in net income of $38.8 million or 32.4%. The Company posted returns on average common equity of 9.29% and 9.08%, returns on average assets of 1.35% and 1.35% and efficiency ratios of 42.16% and 43.69% for the nine months ended September 30, 2013 and 2012, respectively.

Net Interest Income

The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.”

Net interest income before the provision for credit losses was $126.5 million for the quarter ended September 30, 2013 compared with $106.9 million for the quarter ended September 30, 2012, an increase of $19.6 million, or 18.4%. This increase includes $16.4 million related to purchase accounting accretion during the three months ended September 30, 2013 compared to $11.2 million recorded during the same period in 2012. The average rate paid on interest-bearing liabilities decreased 10 basis points from 0.47% for the quarter ended September 30, 2012 compared with 0.37% for the quarter ended September 30, 2013, while the average yield on interest-earning assets remained at 3.80% for both periods. The average volume of interest-bearing liabilities increased $1.31 billion and the average volume of interest-earning assets increased $1.89 billion for the same period as a result of the acquisitions over the past year. The net interest margin on a tax equivalent basis increased 7 basis points from 3.52% for the quarter ended September 30, 2012 to 3.59% for the quarter ended September 30, 2013. The impact on net interest margin of the purchase accounting accretion was an increase of 46 basis points for the quarter ended September 30, 2013.

Net interest income before the provision for credit losses increased $81.0 million, or 29.7%, to $353.4 million for the nine months ended September 30, 2013 compared with $272.4 million for the same period in 2012. This increase includes $42.7 million related to purchase accounting accretion during the nine months ended September 30, 2013. During the nine months ended September 30, 2012, $11.2 million of purchase accounting accretion was recorded. The increase in net interest income was primarily attributable to higher average interest-earning assets as a result of the acquisitions over the past year. The average volume of interest-earning assets increased $3.45 billion for the nine months ended September 30, 2013 compared with the same period in 2012. The net interest margin on a tax equivalent basis decreased to 3.48% for the nine months ended September 30, 2013 compared with 3.56% for the same period in 2012. The impact on the net interest margin of the purchase accounting accretion was an increase of 41 basis points for the nine months ended September 30, 2013.

The following tables set forth, for each category of interest-earning assets and interest-bearing liabilities, the average amounts outstanding, the interest earned or paid on such amounts, and the average rate earned or paid for the three and nine month periods ended September 30, 2013 and 2012. The tables also set forth the average rate paid on total interest-bearing liabilities, and the net interest margin on average total interest-earning assets for the same periods. Except as indicated in the footnotes, no tax-equivalent adjustments were made and all average balances are daily average balances. Any nonaccruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended September 30,
	2013			2012
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/Rate (4)	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/Rate (4)
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans	$6,173,394	$94,236	6.06%	$5,169,101	$80,587	6.20%
Investment securities	8,015,221	41,961	2.08%	7,106,871	37,025	2.08%
Federal funds sold and other earning assets	27,451	16	0.22%	53,111	21	0.16%

Total interest-earning assets	14,216,066	136,213	3.80%	12,329,083	117,633	3.80%

Allowance for credit losses	(56,765)			(53,944)
Noninterest-earning assets	2,034,968			1,730,120

Total assets	$16,194,269			$14,005,259

Liabilities and Shareholders’ Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$2,400,555	1,708	0.28%	$2,181,928	2,273	0.41%
Savings and money market deposits	4,233,911	2,911	0.27%	3,516,601	2,987	0.34%
Certificates and other time deposits	2,489,848	3,695	0.59%	2,387,279	4,135	0.69%
Securities sold under repurchase agreements	455,276	317	0.28%	438,410	315	0.29%
Federal funds purchased and other borrowings	772,083	439	0.23%	512,739	379	0.29%
Junior subordinated debentures	85,055	610	2.85%	85,055	651	3.04%

Total interest-bearing liabilities	10,436,728	9,680	0.37%	9,122,012	10,740	0.47%

Noninterest-Bearing liabilities:
Noninterest-bearing demand deposits	3,308,158			2,760,405
Other liabilities	73,571			92,873

Total liabilities	13,818,457			11,975,290
Shareholders’ equity	2,375,812			2,029,969

Total liabilities and shareholders’ equity	$16,194,269			$14,005,259

Net interest rate spread			3.43%			3.33%
Net interest income and margin (1) (2)		$126,533	3.53%		$106,893	3.45%

Net interest income and margin (tax equivalent) (3)		$128,561	3.59%		$109,031	3.52%

(1)	Yield is based on amortized cost and does not include any component of unrealized gains or losses.
(2)	The net interest margin is equal to net interest income divided by average interest-earning assets.
(3)	In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35%.
(4)	Annualized and based on an actual/365 day basis for the three months ended September 30, 2013 and on an actual/366 day basis for the three months ended September 30, 2012.

	Nine Months Ended September 30,
	2013			2012
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/Rate (4)	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/Rate (4)
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans	$5,853,924	$265,542	6.06%	$4,303,984	$188,597	5.85%
Investment securities	7,912,599	117,893	1.99%	5,983,102	113,418	2.53%
Federal funds sold and other earning assets	32,426	111	0.46%	66,771	108	0.22%

Total interest-earning assets	13,798,949	383,546	3.72%	10,353,857	302,123	3.90%

Allowance for credit losses	(55,933)			(52,104)
Noninterest-earning assets	2,000,425			1,498,332

Total assets	$15,743,441			$11,800,085

Liabilities and Shareholders’ Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$2,545,983	6,018	0.32%	$1,861,954	6,425	0.46%
Savings and money market deposits	4,096,889	8,912	0.29%	3,031,269	8,020	0.35%
Certificates and other time deposits	2,468,518	11,244	0.61%	2,080,606	11,824	0.76%
Securities sold under repurchase agreements	458,441	921	0.27%	197,775	411	0.28%
Federal funds purchased and other borrowings	558,594	1,273	0.30%	465,505	1,076	0.31%
Junior subordinated debentures	85,055	1,821	2.86%	85,055	1,962	3.08%

Total interest-bearing liabilities	10,213,480	30,189	0.40%	7,722,164	29,718	0.51%

Noninterest-Bearing liabilities:
Noninterest-bearing demand deposits	3,182,349			2,267,876
Other liabilities	68,721			53,320

Total liabilities	13,464,550			10,043,360
Shareholders’ equity	2,278,891			1,756,725

Total liabilities and shareholders’ equity	$15,743,441			$11,800,085

Net interest rate spread			3.32%			3.41%
Net interest income and margin (1) (2)		$353,357	3.42%		$272,405	3.51%

Net interest income and margin (tax equivalent) (3)		$359,573	3.48%		$276,271	3.56%

(1)	Yield is based on amortized cost and does not include any component of unrealized gains or losses.
(2)	The net interest margin is equal to net interest income divided by average interest-earning assets.
(3)	In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35%.
(4)	Annualized and based on an actual/365 day basis for the nine months ended September 30, 2013 and on an actual/366 day basis for the nine months ended September 30, 2012.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013 vs. 2012			2013 vs. 2012
	Increase			Increase
	(Decrease)			(Decrease)
	Due to Change in			Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)			(Dollars in thousands)
Interest-Earning assets:
Loans (1)	$15,887	$(2,238)	$13,649	$67,541	$9,404	$76,945
Investment securities (1)	4,996	(60)	4,936	36,312	(31,837)	4,475
Federal funds sold and other earning assets	(9)	4	(5)	(54)	57	3

Total increase (decrease) in interest income	20,874	(2,294)	18,580	103,799	(22,376)	81,423

Interest-Bearing liabilities:
Interest-bearing demand deposits	208	(773)	(565)	2,335	(2,742)	(407)
Savings and money market deposits	641	(717)	(76)	2,705	(1,813)	892
Certificates and other time deposits (1)	195	(635)	(440)	2,208	(2,788)	(580)
Junior subordinated debentures	—	(41)	(41)	—	(141)	(141)
Securities sold under repurchase agreements	18	(16)	2	549	(39)	510
Fed funds purchased and other borrowings	185	(125)	60	220	(23)	197

Total increase (decrease) in interest expense	1,247	(2,307)	(1,060)	8,017	(7,546)	471

Increase (decrease) in net interest income	$19,627	$13	$19,640	$95,782	$(14,830)	$80,952

(1)	Includes impact of purchase accounting adjustments.

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

The Company recorded a $4.0 million provision for credit losses for the quarter ended September 30, 2013 and a $1.8 million provision for the quarter ended September 30, 2012. Net charge-offs were $288,000 for the quarter ended September 30, 2013 compared with net charge-offs of $1.3 million for the quarter ended September 30, 2012. The Company made a $9.4 million provision for credit losses for the nine months ended September 30, 2013 and a $2.6 million provision for the nine months ended September 30, 2012. Net charge-offs were $2.0 million for the nine months ended September 30, 2013 compared with $3.2 million for the nine months ended September 30, 2012.

Noninterest Income

The Company’s primary sources of recurring noninterest income are NSF fees, credit card, debit card and ATM card income and service charges on deposit accounts. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method. Noninterest income totaled $21.6 million for the three months ended September 30, 2013 compared with $23.8 million for the same period in 2012, a decrease of $2.3 million or 9.5%. This decrease was primarily due to a decrease in debit card income as a result of the Durbin Amendment that became effective on July 1,

2013. This Federal Reserve rule is applicable to financial institutions that have assets of $10 billion or more and imposes limits on the amount of interchange, or swipe, fees that can be collected. The rule provides that the maximum permissible interchange fee for an electronic debit transaction is limited to $0.24. The fee is calculated as the sum of $0.21 per transaction and 5 basis points multiplied by the value of the transaction. If the card issuer develops and implements certain fraud protection policies and procedures, it may increase its debit card interchange fee up to an additional one cent.

Noninterest income totaled $70.3 million for the nine months ended September 30, 2013 compared with $51.4 million for the same period in 2012, an increase of $18.8 million or 36.6%. This increase was primarily due to increased NSF fees and service charges and income earned on the additional products and services acquired through the acquisition of ASB. The increase in NSF fees and service charges was mainly the result of the additional accounts acquired in the acquisitions consummated in 2012 and the first half of 2013.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)		(Dollars in thousands)
Nonsufficient funds (NSF) fees	$8,649	$9,265	$25,504	$19,050
Credit card, debit card and ATM card income	4,307	6,246	17,801	14,374
Service charges on deposit accounts	3,169	3,362	9,404	9,006
Trust income	901	831	2,814	831
Mortgage income	931	1,437	3,489	1,350
Bank owned life insurance income	916	736	2,624	1,430
Net gain (loss) on sale of assets	126	(50)	(53)	13
Net loss on sale of other real estate	(864)	(597)	(732)	(344)
Other	3,419	2,598	9,418	5,719

Total noninterest income	$21,554	$23,828	$70,269	$51,429

Noninterest Expense

Noninterest expense totaled $61.5 million for the quarter ended September 30, 2013 compared with $60.2 million for the quarter ended September 30, 2012, an increase of $1.3 million or 2.1%. Noninterest expense totaled $178.6 million for the nine months ended September 30, 2013 compared with $141.5 million for the nine months ended September 30, 2012, an increase of $37.1 million or 26.2%. Both increases are primarily due to increases in salaries and employee benefits and general and administrative expenses related to the recent acquisitions. The Company also incurred one-time merger expenses of approximately $300,000 and $1.2 million for the three and nine months ended September 30, 2013.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Dollars in thousands)		(Dollars in thousands)
Salaries and employee benefits(1)	$37,135	$36,701	$107,861	$83,525
Non-staff expenses:
Net occupancy and equipment	5,094	4,614	14,041	11,663
Debit card, data processing and software amortization	2,756	2,901	8,575	6,339
Regulatory assessments and FDIC insurance	2,516	2,107	7,490	5,314
Core deposit intangibles amortization	1,455	2,007	4,551	5,297
Depreciation	2,679	2,369	7,521	6,432
Communications (including telephone, courier and postage)	2,397	2,226	7,003	5,777
Other real estate expense	75	271	535	2,619
Professional fees	1,150	1,686	3,081	3,231
Printing and supplies	606	601	1,627	1,546
Other	5,674	4,759	16,319	9,746

Total noninterest expense	$61,537	$60,242	$178,604	$141,489

(1)	Includes stock based compensation expense of $1.0 million and $1.1 million for the three months ended September 30, 2013 and 2012, respectively, and $3.1 million and $3.2 million for the nine months ended September 30, 2013 and 2012, respectively.

Income Taxes

Income tax expense increased $4.7 million or 21.1% to $27.2 million for the quarter ended September 30, 2013 compared with $22.5 million for the same period in 2012. For the nine months ended September 30, 2013, income tax expense totaled $77.2 million, an increase of $17.1 million or 28.4% compared with $60.2 million for the same period in 2012. The increase was primarily attributable to higher pretax net earnings for the three and nine months ended September 30, 2013 compared with the same periods in 2012. The Company’s effective tax rate for the three months ended September 30, 2013 and 2012 was 33.0% and 32.8%, respectively. The Company’s effective tax rate for the nine months ended September 30, 2013 and 2012 was 32.8% and 33.5%, respectively.

FINANCIAL CONDITION

Loan Portfolio

Total loans were $6.18 billion at September 30, 2013, an increase of $1.0 billion or 19.4% compared with $5.18 billion at December 31, 2012. Loan growth was impacted by the acquisitions of East Texas Financial Services and Coppermark. Loans attributed to these acquisitions totaled $129.3 million and $847.6 million, respectively, at acquisition date. Outstanding loans at September 30, 2013 comprised 43.5% of average earning assets for the quarter ended September 30, 2013.

The following table summarizes the loan portfolio of the Company by type of loan as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(Dollars in thousands)
Residential mortgage loans held for sale	$4,892	$10,433

Commercial and industrial	1,028,799	771,114
Real estate:
Construction and land development	703,193	550,768
1-4 family residential (including home equity)	1,710,621	1,432,133
Commercial real estate (including multi-family residential)	2,304,862	1,990,642
Farmland	235,049	211,156
Agriculture	86,469	74,481
Consumer and other (net of unearned discount)	108,704	139,213

Total loans held for investment	6,177,697	5,169,507

Total	$6,182,589	$5,179,940

Nonperforming Assets

The Company had $12.7 million in nonperforming assets at September 30, 2013 and $13.0 million in nonperforming assets at December 31, 2012, a decrease of $328,000 or 2.5%. The ratio of nonperforming assets to loans and other real estate was 0.20% at September 30, 2013 compared with 0.25% at December 31, 2012.

The Company generally places a loan on nonaccrual status and ceases accruing interest when the payment of principal or interest is delinquent for 90 days, or earlier in some cases, unless the loan is in the process of collection and the underlying collateral fully supports the carrying value of the loan. The Company generally charges off loans before attaining nonaccrual status.

The following table presents information regarding nonperforming loans as of the date indicated:

	September 30, 2013
	Loans Past Due and Still Accruing
		90 or More	Total Past	Nonaccrual	Current	Total
	30-89 Days	Days	Due Loans	Loans	Loans	Loans
	(Dollars in thousands)
Construction and land development	$3,465	$—	$3,465	$469	$699,259	$703,193
Agriculture and agriculture real estate (includes farmland)	557	—	557	23	320,938	321,518
1-4 family (includes home equity) (1)	5,655	90	5,745	1,037	1,708,731	1,715,513
Commercial real estate (includes multi-family residential)	7,065	34	7,099	2,223	2,295,540	2,304,862
Commercial and industrial	9,230	148	9,378	1,069	1,018,352	1,028,799
Consumer and other	391	11	402	133	108,169	108,704

Total	$26,363	$283	$26,646	$4,954	$6,150,989	$6,182,589

(1)	Includes $4.9 million of residential mortgage loans held for sale at September 30, 2013.

Allowance for Credit Losses

Management actively monitors the Company’s asset quality and provides specific loss allowances when necessary. The allowance for credit losses is a reserve established through charges to earnings in the form of a provision for credit losses. Loans are charged-off against the allowance for credit losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. As of September 30, 2013, the allowance for credit losses amounted to $59.9 million or 0.97% of total loans compared with $52.6 million or 1.01% of total loans at December 31, 2012.

Set forth below is an analysis of the allowance for credit losses as of the dates indicated:

	As of and for the Nine Months Ended September 30, 2013	As of and for the Nine Months Ended September 30, 2012
	(Dollars in thousands)
Average loans outstanding	$5,853,924	$4,303,984

Gross loans outstanding at end of period	$6,182,589	$5,079,103

Allowance for credit losses at beginning of period	$52,564	$51,594
Provision for credit losses	9,375	2,550
Charge-offs:
Commercial and industrial	(592)	(376)
Real estate and agriculture	(1,382)	(3,124)
Consumer and other	(2,100)	(2,101)
Recoveries:
Commercial and industrial	275	721
Real estate and agriculture	903	296
Consumer and other	870	1,367

Net charge-offs	(2,026)	(3,217)

Allowance for credit losses at end of period	$59,913	$50,927

Ratio of allowance to end of period loans	0.97%	1.00%
Ratio of net charge-offs to average loans (annualized)	0.07%	0.10%
Ratio of allowance to end of period nonperforming loans	1144.0%	980.3%

Securities

The carrying cost of securities totaled $7.77 billion at September 30, 2013 compared with $7.44 billion at December 31, 2012, an increase of $329.3 million or 4.4%. At September 30, 2013, securities represented 48.4% of total assets compared with 51.0% of total assets at December 31, 2012.

The amortized cost and fair value of investment securities were as follows:

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$29,130	$1,002	$—	$30,132
Collateralized mortgage obligations	512	3	(1)	514
Mortgage-backed securities	119,259	7,602	(24)	126,837
Other securities	7,288	5	—	7,293

Total	$156,189	$8,612	$(25)	$164,776

Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$3,252	$23	$—	$3,275
States and political subdivisions	333,380	1,640	(2,175)	332,845
Corporate debt securities	518	7	—	525
Collateralized mortgage obligations	59,724	1,327	(48)	61,003
Mortgage-backed securities	7,186,737	98,915	(151,079)	7,134,573
Qualified School Construction Bonds (QSCB)	22,958	1,270	(278)	23,950

Total	$7,606,569	$103,182	$(153,580)	$7,556,171

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$34,743	$1,691	$—	$36,434
Collateralized mortgage obligations	616	—	(12)	604
Mortgage-backed securities	168,701	11,742	(27)	180,416
Other securities	8,786	430	—	9,216

Total	$212,846	$13,863	$(39)	$226,670

Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$7,061	$160	$—	$7,221
States and political subdivisions	391,510	7,074	(354)	398,230
Corporate debt securities	1,500	28	—	1,528
Collateralized mortgage obligations	125,912	2,304	(50)	128,166
Mortgage-backed securities	6,676,512	196,206	(4,517)	6,868,201
Qualified School Construction Bonds (QSCB)	12,900	2,449	—	15,349

Total	$7,215,395	$208,221	$(4,921)	$7,418,695

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

As of September 30, 2013, the Company does not intend to sell any debt securities and management believes that the Company more likely than not will not be required to sell any debt securities before their anticipated recovery, at which time the Company will receive full value for the securities. Furthermore, as of September 30, 2013, management does not have the intent to sell any of its securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of September 30, 2013, management believes any impairment in the Company’s securities are temporary and no impairment loss has been realized in the Company’s consolidated statements of income.

Deposits

Total deposits were $12.46 billion at September 30, 2013 compared with $11.64 billion at December 31, 2012, an increase of $814.0 million or 7.0%. Deposit growth was impacted by the acquisitions of East Texas Financial Services and Coppermark. Deposits for these acquisitions totaled $112.3 million and $1.11 billion, respectively, at acquisition date. At September 30, 2013, noninterest-bearing deposits totaled $3.37 billion and accounted for 27.0% of total deposits compared with $3.02 billion or 25.9% of total deposits at December 31, 2012. Interest-bearing deposits totaled $9.09 billion or 73.0% of total deposits at September 30, 2013 compared with $8.63 billion or 74.1% of total deposits at December 31, 2012.

Average deposits for the nine months ended were $12.29 billion as of September 30, 2013 an increase of $3.05 billion compared to $9.24 billion as of September 30, 2012. Average interest-bearing deposits for the first nine months of 2013 increased $2.14 billion compared to the same period in 2012, while average non-interest-bearing deposits for the first nine months of 2013 increased $914.5 million compared to the same period in 2012. The ratio of average interest-bearing deposits to total average deposits was 74.1% during the first nine months of 2013 compared to 75.5% during the first nine months of 2012.

The following table summarizes the daily average balances and weighted average rates paid on deposits for the periods indicated below:

	Nine Months Ended September 30,
	2013		2012
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Interest-bearing demand deposits	$2,545,983	0.32%	$1,861,954	0.46%
Regular savings	1,359,020	0.21%	785,883	0.23%
Money market savings	2,737,869	0.33%	2,245,386	0.40%
Certificates and other time deposits	2,468,518	0.61%	2,080,606	0.76%

Total interest-bearing deposits	9,111,390	0.38%	6,973,829	0.50%
Noninterest-bearing deposits	3,182,349		2,267,876

Total deposits	$12,293,739	0.28%	$9,241,705	0.38%

Other Borrowings

The following table presents the Company’s borrowings as of the dates indicated:

	September 30,	December 31,
	2013	2012
	(Dollars in thousands)
FHLB advances	$595,000	$245,000
FHLB long-term notes payable	10,951	11,753

Total other borrowings	605,951	256,753
Securities sold under repurchase agreements	431,969	454,502

Total	$1,037,920	$711,255

FHLB advances and long-term notes payable—The Company has an available line of credit with the FHLB of Dallas, which allows the Company to borrow on a collateralized basis. FHLB advances are considered short-term, overnight borrowings and used to manage liquidity as needed. Additionally, the Company utilizes long-term FHLB notes. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At September 30, 2013, the Company had total funds of $4.18 billion available under this agreement, of which $606.0 million was outstanding. Short-term overnight FHLB advances of $595.0 million were outstanding at September 30, 2013, at a weighted average rate of rate of 0.15%. Long-term notes payable were $11.0 million at September 30, 2013, with a weighted average rate of 5.24%. The maturity dates on the FHLB notes payable range from the years 2014 to 2028 and have interest rates ranging from 4.08% to 6.10%.

Securities sold under repurchase agreements—At September 30, 2013, the Company had $432.0 million in securities sold under repurchase agreements compared with $454.5 million at December 31, 2012, a decrease of $22.5 million or 5.0%. Repurchase agreements with banking customers are generally settled on the following business day. Approximately $62.6 million of the repurchase agreements outstanding at September 30, 2013 have maturity dates ranging from one to twenty-four months. All securities sold under agreements to repurchase are collateralized by certain pledged securities.

Junior Subordinated Debentures

At September 30, 2013 and December 31, 2012, the Company had outstanding $85.1 million in junior subordinated debentures issued to the Company’s unconsolidated subsidiary trusts.

A summary of pertinent information related to the Company’s seven issues of junior subordinated debentures outstanding at September 30, 2013 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate (1)	Junior Subordinated Debt Owed to Trusts	Maturity Date (2)
(Dollars in thousands)
Prosperity Statutory Trust II	July 31, 2001	$15,000	3 month LIBOR + 3.58%, not to exceed 12.50%	$15,464	July 31, 2031
Prosperity Statutory Trust III	August 15, 2003	12,500	3 month LIBOR + 3.00%	12,887	September 17, 2033
Prosperity Statutory Trust IV	December 30, 2003	12,500	3 month LIBOR + 2.85%	12,887	December 30, 2033
SNB Capital Trust IV	September 25, 2003	10,000	3 month LIBOR + 3.00%	10,310	September 25, 2033
TXUI Statutory Trust II	December 19, 2003	5,000	3 month LIBOR + 2.85%	5,155	December 19, 2033
TXUI Statutory Trust III	November 30, 2005	15,500	3 month LIBOR + 1.39%	15,980	December 15, 2035
TXUI Statutory Trust IV	March 31, 2006	12,000	3 month LIBOR + 1.39%	12,372	June 30, 2036

				$85,055

(1)	The 3-month LIBOR in effect as of September 30, 2013 was 0.253%.
(2)	All debentures are callable five years from issuance date.

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

As of September 30, 2013, the Company had outstanding $1.14 billion in commitments to extend credit and $42.9 million in commitments associated with outstanding standby letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

The Company has no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of September 30, 2013, the Company had cash and cash equivalents of $271.1 million compared with $326.3 million at December 31, 2012, a decrease of $55.2 million. The decrease was primarily due to purchases of securities of $4.20 billion, a decrease in deposits of $416.1 million, repayments of other long-term borrowings of $41.1 million, a decrease in securities sold under repurchase agreements of $22.5 million, an increase in loans of $47.5 million and dividends paid of $38.2 million, partially offset by proceeds from the maturities and repayments of securities of $3.83 billion, net proceeds from short-term debt of $349.6 million, net earnings of $158.4 million and cash received from acquisitions of $292.3 million.

Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of September 30, 2013 (other than deposit obligations). The payments do not include pre-payment options that may be available to the Company. The Company’s future cash payments associated with its contractual obligations pursuant to its junior subordinated debentures, FHLB borrowings and operating leases as of September 30, 2013 are summarized below. Payments for junior subordinated debentures include interest of $46.2 million that will be paid over the future periods. The future interest payments were calculated using the current rate in effect at Setptember 30, 2013. The current principal balance of the junior subordinated debentures at September 30, 2013 was $85.1 million. Payments for FHLB borrowings include interest of $2.5 million that will be paid over the future periods. Payments related to leases are based on actual payments specified in underlying contracts.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Junior subordinated debentures	$578	$4,624	$4,623	$121,438	$131,263
Federal Home Loan Bank notes payable and other borrowings	595,407	3,836	2,312	6,899	608,454
Operating leases	1,247	7,785	3,264	380	12,676

Total	$597,232	$16,245	$10,199	$128,717	$752,393

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

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit as of September 30, 2013 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$37,537	$5,291	$30	$—	$42,858
Commitments to extend credit	159,906	609,923	49,941	323,938	1,143,708

Total	$197,443	$615,214	$49,971	$323,938	$1,186,566

Capital Resources

Total shareholders’ equity was $2.39 billion at September 30, 2013 compared with $2.09 billion at December 31, 2012, an increase of $299.7 million or 14.3%. The increase was due primarily to net earnings of $158.4 million, the issuance of common stock in connection with the exercise of stock options and restricted stock awards of $2.9 million and the issuance of common stock in connection with the acquisitions of East Texas Financial Services and Coppermark of $176.7 million, which was partially offset by dividends paid of $38.2 million for the nine months ended September 30, 2013.

Both the Board of Governors of the Federal Reserve System with respect to the Company, and the Federal Deposit Insurance Corporation (“FDIC”) with respect to the Bank, have established certain minimum risk-based capital standards that apply to bank holding companies and federally insured banks. The following table sets forth the Company’s total risk-based capital, Tier 1 risk-based capital and Tier 1 to average assets (leverage) ratios as of September 30, 2013:

Consolidated Capital Ratios
Total capital (to risk weighted assets)	15.55%
Tier 1 capital (to risk weighted assets)	14.74%
Tier 1 capital (to average assets)	7.37%

As of September 30, 2013, the Bank’s risk-based capital ratios were above the levels required for the Bank to be designated as “well capitalized” by the FDIC. To be designated as “well capitalized”, the minimum ratio requirements for the Bank’s total risk-based capital, Tier 1 risk-based capital, and Tier 1 to average assets (leverage) capital ratios must be 10.0%, 6.0% and 5.0%, respectively. The following table sets forth the Bank’s total risk-based capital, Tier 1 risk-based capital and Tier 1 to average assets (leverage) ratios as of September 30, 2013:

Bank Capital Ratios
Total capital (to risk weighted assets)	15.33%
Tier 1 capital (to risk weighted assets)	14.52%
Tier 1 capital (to average assets)	7.25%

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PROSPERITY BANCSHARES, INC. ®
(Registrant)

Date: 11/08/13	/s/ DAVID ZALMAN
David Zalman
Chairman and Chief Executive Officer

Date: 11/08/13	/s/ DAVID HOLLAWAY
David Hollaway
Chief Financial Officer