Form 10-K
period 2013-12-31
PROSPERITY BANCSHARES INC
filed 2014-02-28
CIK 1068851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of common stock held by non-affiliates as of June 30, 2013, based on the closing price of the common stock on the New York Stock Exchange on June 30, 2013 was approximately $2.92 billion.

As of February 18, 2014, the number of outstanding shares of common stock was 66,219,525.

Documents Incorporated by Reference:

Portions of the Company’s Proxy Statement relating to the 2014 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2013, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

PROSPERITY BANCSHARES, INC.®

2013 ANNUAL REPORT ON FORM 10-K

PART I

ITEM	1. BUSINESS

General

Prosperity Bancshares, Inc.®, a Texas corporation (the “Company”), was formed in 1983 as a vehicle to acquire the former Allied Bank in Edna, Texas which was chartered in 1949 as The First National Bank of Edna and is now known as Prosperity Bank. The Company is a registered financial holding company that derives substantially all of its revenues and income from the operation of its bank subsidiary, Prosperity Bank® (“Prosperity Bank®” or the “Bank”). The Bank provides a wide array of financial products and services to small and medium-sized businesses and consumers. As of December 31, 2013, the Bank operated 238 full service banking locations; 63 in the Houston area, including The Woodlands; 26 in the South Texas area, including Corpus Christi and Victoria; 35 in the Dallas/Fort Worth area; 22 in the East Texas area; 36 in the Central Texas area, including Austin and San Antonio; 34 in the West Texas area, including Lubbock, Midland-Odessa and Abilene; 16 in the Bryan/College Station area and 6 in the Central Oklahoma area. The Company’s headquarters are located at Prosperity Bank Plaza, 4295 San Felipe in Houston, Texas and its telephone number is (713) 693-9300. The Company’s website address is www.prosperitybankusa.com.

The Company’s market consists of the communities served by its banking centers. The diverse nature of the economies in each local market served by the Company provides the Company with a varied customer base and allows the Company to spread its lending risk throughout a number of different industries including professional service firms and their principals, manufacturing, tourism, recreation, petrochemicals, farming and ranching. The Company’s market areas outside of Houston, Dallas, Corpus Christi, San Antonio, Austin and Central Oklahoma are dominated by either small community banks or branches of large regional banks. Management believes that the Company, as one of the few mid-sized financial institutions that combines responsive community banking with the sophistication of a regional bank holding company, has a competitive advantage in its market areas and excellent growth opportunities through acquisitions, including acquisitions of failed financial institutions, new banking center locations and additional business development.

Operating under a community banking philosophy, the Company seeks to develop broad customer relationships based on service and convenience while maintaining its conservative approach to lending and sound asset quality. The Company has grown through a combination of internal growth, the acquisition of community banks and branches of banks and the opening of new banking centers. Utilizing a low cost of funds and employing stringent cost controls, the Company has been profitable in every year of its existence, including the periods of adverse economic conditions in Texas.

The Company grew through internal growth and the completion of the following acquisitions within the last ten years:

Acquired Entity	Acquired Bank	Completion Date	Number of Banking Centers As of December 31, 2013(1)
Abrams Centre Bancshares, Inc.	Abrams Centre National Bank	2003	1
Dallas Bancshares, Inc.	BankDallas	2003	1
MainBancorp, Inc.	main bank, n.a.	2003	3
First State Bank of North Texas	First State Bank of North Texas	2003	3
Liberty Bancshares, Inc.	Liberty Bank, S.S.B.	2004	4
Village Bank and Trust, s.s.b.	Same	2004	1
First Capital Bankers, Inc.	FirstCapital Bank, s.s.b.	2005	20
Grapeland Bancshares, Inc.	First State Bank of Grapeland	2005	2
SNB Bancshares, Inc.	Southern National Bank of Texas	2006	6	(2)
Texas United Bancshares, Inc.	State Bank, GNB Financial, n.a., Gateway National Bank and Northwest Bank	2007	34
The Bank of Navasota	The Bank of Navasota	2007	1
Banco Popular, NA (6 branches)	N/A	2008	5
1st Choice Bancorp	1st Choice Bank	2008	1
Franklin Bank (from FDIC, as receiver)(3)	N/A	2008	33
U.S. Bank (3 branches)	N/A	2010	3
First Bank (19 branches)	N/A	2010	15
Texas Bankers, Inc.	Bank of Texas	2012	2
The Bank Arlington	The Bank Arlington	2012	1
American State Financial Corporation	American State Bank	2012	37
Community National Bank	Community National Bank	2012	1
East Texas Financial Services, Inc.	Firstbank	2013	4
Coppermark Bancshares, Inc.	Coppermark Bank	2013	6
FVNB Corp.	First Victoria National Bank	2013	20

(1)	The number of banking centers added does not include any locations of the acquired entity that were closed and consolidated with existing banking centers of the Company upon consummation of the transaction or closed after consummation of the transaction.
(2)	Included one banking center under construction at the time of consummation.
(3)	Assumed approximately $3.6 billion of deposits and acquired certain assets, including 33 banking centers, from the FDIC, acting in its capacity as receiver for Franklin Bank.

Pending and Recent Acquisitions

Acquisition of East Texas Financial Services, Inc.—On January 1, 2013, the Company completed the acquisition of East Texas Financial Services, Inc. (OTC BB: FFBT) and its wholly-owned subsidiary, First Federal Bank Texas (collectively, “East Texas Financial Services”). East Texas Financial Services operated 4 banking offices in the Tyler MSA, including 3 locations in Tyler, Texas and 1 location in Gilmer, Texas. The Company acquired East Texas Financial Services to increase its market share in the East Texas area.

As of December 31, 2012, East Texas Financial Services reported, on a consolidated basis, total assets of $165.0 million, total loans of $129.3 million and total deposits of $112.3 million. Under the terms of the acquisition agreement, the Company issued 530,940 shares of the Company common stock for all outstanding shares of East Texas Financial Services capital stock, for total merger consideration of $22.3 million based on the Company’s closing stock price of $42.00. The Company recognized goodwill of $15.0 million which is calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of identifiable assets acquired, none of which is expected to be deductible for tax purposes.

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

As of March 31, 2013, Coppermark reported, on a consolidated basis, total assets of $1.25 billion, total loans of $847.6 million and total deposits of $1.12 billion. Under the terms of the acquisition agreement, the Company issued 3,258,718 shares of Company common stock plus $60.0 million in cash for all outstanding shares of Coppermark Bancshares, Inc. capital stock, for total merger consideration of $214.4 million based on the Company’s closing stock price of $47.39. As of December 31, 2013, the Company recognized goodwill of $117.5 million which does not include subsequent fair value adjustments that are still being finalized. Additionally, the Company recognized $1.5 million of core deposit intangibles. For the year ended December 31, 2013, the Company incurred approximately $853 thousand of pre-tax merger related expenses related to the Coppermark acquisition.

Acquisition of FVNB Corp.—On November 1, 2013, the Company completed the acquisition of FVNB Corp. and its wholly owned subsidiary, First Victoria National Bank (collectively, “FVNB”) headquartered in Victoria, Texas. FVNB operated 33 banking locations: 4 in Victoria, Texas; 7 in the South Texas area including Corpus Christi; 6 in the Bryan/College Station area; 5 in the Central Texas area including New Braunfels; and 11 in the Houston area including The Woodlands. The Company acquired FVNB to expand its Central and South Texas markets.

As of September 30, 2013, FVNB, on a consolidated basis, reported total assets of $2.47 billion, total loans of $1.65 billion and total deposits of $2.20 billion. Under the terms of the acquisition agreement, the Company issued 5,570,667 shares of Company common stock plus $91.3 million in cash for all outstanding shares of FVNB Corp. capital stock for total merger consideration of $439.2 million based on the Company’s closing stock price of $62.45. As of December 31, 2013, the Company recognized goodwill of $323.0 million which does not include subsequent fair value adjustments that are still being finalized. Additionally, the Company recognized $18.4 million of core deposit intangibles. For the year ended December 31, 2013, the Company incurred approximately $2.0 million of pre-tax merger related expenses related to the FVNB acquisition.

Pending Acquisition of F&M Bancorporation Inc.—On August 29, 2013, the Company entered into a definitive agreement to acquire F&M Bancorporation Inc. (“FMBC”) and its wholly-owned subsidiary The F&M Bank & Trust Company (“F&M Bank”) headquartered in Tulsa, Oklahoma. F&M Bank operates 13 banking locations: 9 in Tulsa, Oklahoma and surrounding areas; 1 (a loan production office) in Oklahoma City, Oklahoma; and 3 in Dallas, Texas. As of December 31, 2013, FMBC, on a consolidated basis, reported total assets $2.57 billion, total loans of $1.76 billion and total deposits of $2.33 billion.

Under the terms of the acquisition agreement, the Company will issue approximately 3,298,246 shares of Company common stock plus $47.0 million in cash for all outstanding shares of FMBC capital stock, subject to certain conditions and potential adjustments. The transaction is subject to customary closing conditions, including the receipt of customary regulatory approvals and approval by FMBC’s stockholders.

Available Information

The Company’s website address is www.prosperitybankusa.com. The Company makes available free of charge on or through its website its Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Information

contained on the Company’s website is not incorporated by reference into this Annual Report on Form 10-K and is not part of this or any other report.

Officers and Associates

The Company’s directors and officers are important to the Company’s success and play a key role in the Company’s business development efforts by actively participating in civic and public service activities in the communities served by the Company.

The Company has invested heavily in its officers and associates by recruiting talented officers in its market areas and providing them with economic incentives in the form of stock-based compensation and bonuses based on cross-selling performance. The senior management team has substantial experience in the Houston, Dallas, Austin, Bryan/College Station, East Texas, Corpus Christi, San Antonio, West Texas, Oklahoma City and Tulsa markets and the surrounding communities in which the Company has a presence. Each banking center location is administered by a local president or manager with knowledge of the community and lending expertise in the specific industries found in the community. The Company entrusts its banking center presidents and managers with authority and flexibility within general parameters with respect to product pricing and decision making in order to avoid the bureaucratic structure of larger banks. The Company operates each banking center as a separate profit center, maintaining separate data with respect to each banking center’s net interest income, efficiency ratio, deposit growth, loan growth and overall profitability. Banking center presidents and managers are accountable for performance in these areas and compensated accordingly. The Company’s local banking centers have no 1-800 telephone numbers. Each banking center has its own listed local business telephone number. Customers are served by a local banker with decision making authority.

As of December 31, 2013, the Company and the Bank had 2,995 full-time equivalent associates, 1,069 of whom were officers of the Bank. The Company provides medical and hospitalization insurance to its full-time associates. The Company considers its relations with associates to be good. Neither the Company nor the Bank is a party to any collective bargaining agreement.

Banking Activities

The Company, through the Bank, offers a variety of traditional loan and deposit products to its customers, which consist primarily of consumers and small and medium-sized businesses. The Bank tailors its products to the specific needs of customers in a given market. At December 31, 2013, the Bank maintained approximately 589,000 separate deposit accounts including certificates of deposit, 59,000 separate loan accounts and 26.9% of the Bank’s total deposits were noninterest-bearing demand deposits. For the year ended December 31, 2013, the Company’s average cost of funds was 0.29% and the Company’s average cost of deposits (excluding all borrowings) was 0.28%.

The Company has been an active real estate lender, with commercial real estate and 1-4 family residential loans comprising 35.2% and 24.1%, respectively, of the Company’s total loans as of December 31, 2013. The Company also offers commercial loans, oil and gas loans, loans for automobiles and other consumer durables, home equity loans, debit and credit cards, internet banking and other cash management services, mobile banking, trust and wealth management, retail brokerage services, mortgage banking services and automated telephone banking. By offering certificates of deposit, interest checking accounts, savings accounts and overdraft protection at competitive rates, the Company gives its depositors a full range of traditional deposit products.

The Company offers businesses a broad array of loan products including term loans, lines of credit and loans for working capital, business expansion and the purchase of equipment and machinery, interim construction loans for builders and owner-occupied commercial real estate loans.

The Company also maintains a trust department with $1.49 billion in assets under management as of December 31, 2013, acquired in connection with the American State Bank (“ASB”) acquisition on July 1, 2012 and the First Victoria National Bank (“First Victoria”) acquisition on November 1, 2013. The trust department provides personal trust services in the Company’s various market areas.

Business Strategies

The Company’s main objective is to increase deposits and loans internally, as well as through additional expansion opportunities and acquisitions, while maintaining efficiency, individualized customer service and maximizing profitability. To achieve this objective, the Company has employed the following strategic goals:

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

Increase Loan Volume and Diversify Loan Portfolio. While maintaining its conservative approach to lending, the Company has emphasized both new and existing loan products, focusing on managing its commercial real estate and commercial loan portfolios. The Company’s loan portfolio increased $2.60 billion during 2013 of which approximately $2.30 billion represents the remaining balance as of December 31, 2013 of three acquisitions completed during the year. During the one year period from December 31, 2012 to December 31, 2013, the Company’s commercial and industrial loans increased from $771.1 million to $1.28 billion, or 66.0%, and represented 14.9% and 16.5% of the total portfolio, respectively for the same period. Commercial real estate (including multifamily residential) increased from $1.99 billion to $2.75 billion, or 38.3%, and represented 38.5% and 35.2% of the total portfolio, as of December 31, 2012 and 2013, respectively. In addition, the Company targets professional service firms, including legal and medical practices, for both loans secured by owner-occupied premises and personal loans to their principals.

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

Stress Testing. Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), in October 2012 the Federal Reserve Board published its final rules regarding company-run stress testing. The rules require institutions with average total consolidated assets greater than $10 billion, such as the Company and the Bank, to conduct an annual company-run stress test of capital and consolidated earnings and losses under one base and at least two stress scenarios provided by bank regulatory agencies. Pursuant to the rules, institutions with total consolidated assets between $10 billion and $50 billion used data as of September 30, 2013 and scenarios released by the agencies. The results of these stress tests must be reported to the agencies in March 2014. Public disclosure of summary stress test results under the severely adverse scenario will begin in June 2015 for stress tests commencing in 2014. It is anticipated that the Company’s capital ratios reflected in the stress test calculations will be an important factor considered by the Federal Reserve Board in evaluating the capital adequacy of the Company and the Bank and determining whether proposed payments of dividends or stock repurchases may be an unsafe or unsound practice.

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

The Dodd-Frank Act amends the BHCA to require the federal financial regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies. This statutory provision, commonly known as the “Volcker Rule,” defines unregistered investment companies as hedge funds and private equity funds. On December 10, 2013, the federal financial agencies adopted final rules to implement the Volcker Rule. Compliance requirements under the final rules, which will become effective on April 1, 2014, are staged over time. The Volcker Rule itself became effective on July 21, 2012, and provided for a two-year “conformance period” for financial institutions to conform their proprietary trading and covered funds activities. However, when the final rules were adopted, the Federal Reserve Board extended the conformance period one year to July 21, 2015. While the Company is continuing to evaluate the impact of the Volcker Rule and the final rules adopted thereunder, the Company does not currently anticipate that the Volcker Rule will have a material effect on the operations of the Company and the Bank, as the Company does not engage in the businesses prohibited by the Volcker Rule. The Company may incur costs to adopt additional policies and systems to ensure compliance with the Volcker Rule, but any such costs are not expected to be material.

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

Capital Adequacy Requirements. The current system adopted by the Federal Reserve Board uses risk-based capital guidelines under a two-tier capital framework to evaluate the capital adequacy of bank holding companies. Tier 1 capital generally consists of common stockholders’ equity, retained earnings, a limited amount of qualifying perpetual preferred stock, qualifying trust preferred securities and noncontrolling interests in the equity accounts of consolidated subsidiaries, less goodwill and certain intangibles. Tier 2 capital generally consists of certain hybrid capital instruments and perpetual debt, mandatory convertible debt securities and a limited amount of subordinated debt, qualifying preferred stock, loan loss allowance, and unrealized holding gains on certain equity securities.

Under the current guidelines, specific categories of assets are assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights are multiplied by corresponding asset balances to determine a “risk-weighted” asset base. The guidelines require a minimum ratio of total capital to total risk-weighted assets of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital is the sum of Tier 1 and Tier 2 capital. As of December 31, 2013, the Company’s ratio of Tier 1 capital to total risk-weighted assets was 13.27% and its ratio of total capital to total risk-weighted assets was 14.02%. Risk-weighted assets exclude intangible assets such as goodwill and core deposit intangibles.

In addition to the risk-based capital guidelines, the Federal Reserve Board uses a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio is a company’s Tier 1 capital divided by its average total consolidated assets. Certain highly rated bank holding companies may maintain a minimum leverage ratio of 3.0%, but other bank holding companies are required to maintain a leverage ratio of 4.0%. As of December 31, 2013, the Company’s leverage ratio was 7.42%.

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

Basel III Capital Adequacy Requirements. In July 2013, the Company’s primary federal regulator, the Federal Reserve Board, published the Basel III Capital Rules establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee’s December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including the Company and the Bank, compared to the current U.S. risk-based capital rules. The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Basel III Capital Rules also address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing risk-weighting approach, which was derived from the Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 “Basel II” capital accords. The Basel III Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules. The Basel III Capital Rules are effective for the Company and the Bank on January 1, 2015, subject to a phase-in period.

The Basel III Capital Rules, among other things, (i) introduce a new capital measure called “Common Equity Tier 1” (“CET1”), (ii) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) define CET1 narrowly by requiring that most deductions/ adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (iv) expand the scope of the deductions/adjustments as compared to existing regulations.

When fully phased in on January 1, 2019, the Basel III Capital Rules will require the Bank to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7% upon full implementation), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier

1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average assets (as compared to a current minimum leverage ratio of 3% for banking organizations that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority’s risk-adjusted measure for market risk).

The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and is not expected to have any current applicability to the Company or the Bank.

The aforementioned capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

The initial minimum capital ratios under the Basel III Capital Rules as of January 1, 2015 will be (i) 4.5% CET1 to risk-weighted assets, (ii) 6.0% Tier 1 capital to risk-weighted assets and (iii) 8.0% Total capital to risk-weighted assets.

The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under current capital standards, the effects of accumulated other comprehensive income items included in capital are excluded for the purposes of determining regulatory capital ratios. Under the Basel III Capital Rules, the effects of certain accumulated other comprehensive items are not excluded; however, non-advanced approaches banking organizations, including the Company and the Bank, may make a one-time permanent election to continue to exclude these items. The Company and the Bank expect to make this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of the Company’s available-for-sale securities portfolio. The Basel III Capital Rules also preclude certain hybrid securities, such as trust preferred securities, as Tier 1 capital of bank holding companies, subject to phase-out. As a result, beginning in 2015, only 25% of the Company’s trust preferred securities will be included in Tier 1 capital and in 2016, none of the Company’s trust preferred securities will be included in Tier 1 capital. Trust preferred securities no longer included in the Company’s Tier 1 capital may nonetheless be included as a component of Tier 2 capital on a permanent basis without phase-out.

Implementation of the deductions and other adjustments to CET1 will begin on January 1, 2015 and will be phased-in over a four-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

With respect to the Bank, the Basel III Capital Rules also revise the “prompt corrective action” regulations as discussed below under “Corrective Measures for Capital Deficiencies.”

The Basel III Capital Rules prescribe a standardized approach for risk weightings that expand the risk-weighting categories from the current four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories. In addition, the Basel III Capital Rules provide more advantageous risk weights for derivatives and repurchase-style transactions cleared through a qualifying central counterparty and increase the scope of eligible guarantors and eligible collateral for purposes of credit risk mitigation.

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

One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that a banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other test, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements will provide banking entities with incentives to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source. In October 2013, the federal banking agencies proposed rules implementing (i) the LCR for advanced approaches banking organizations and (ii) a modified version of the LCR for bank holding companies with at least $50 billion in total consolidated assets that are not advanced approach banking organizations. Neither proposed rule would apply to the Company or the Bank. The federal banking agencies have not yet proposed rules to implement the NSFR.

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

The Bank

The Bank is a Texas-chartered banking association, the deposits of which are insured by the DIF of the FDIC. The Bank is not a member of the Federal Reserve System; therefore, the Bank is subject to supervision and regulation by the FDIC and the Texas Department of Banking. Such supervision and regulation subject the Bank to special restrictions, requirements, potential enforcement actions and periodic examination by the FDIC and the Texas Department of Banking. Because the Federal Reserve Board regulates the Company, the Federal Reserve Board also has supervisory authority which directly affects the Bank. Further, because the Bank had total assets of over $10 billion as of December 31, 2013, the Bank is subject to supervision and regulation by the Consumer Financial Protection Bureau (“CFPB”). The CFPB is responsible for implementing, examining and enforcing compliance with federal consumer protection laws.

Equivalence to National Bank Powers. The Texas Constitution, as amended in 1986, provides that a Texas-chartered bank has the same rights and privileges that are or may be granted to national banks domiciled in Texas. To the extent that the Texas laws and regulations may have allowed state-chartered banks to engage in a broader range of activities than national banks, the Federal Deposit Insurance Corporation Improvement Act (FDICIA) has operated to limit this authority. FDICIA provides that no state bank or subsidiary thereof may engage as principal in any activity not permitted for national banks, unless the institution complies with applicable capital requirements and the FDIC determines that the activity poses no significant risk to the DIF. In general, statutory restrictions on the activities of banks are aimed at protecting the safety and soundness of depository institutions.

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

Consumer Financial Protection Bureau. The Dodd-Frank Act established the CFPB, which has supervisory authority over depository institutions with total assets of $10 billion or greater. The CFPB focuses its supervision and regulatory efforts on (i) risks to consumers and compliance with the federal consumer financial laws when it evaluates the policies and practices of a financial institution; (ii) the markets in which firms operate and risks to consumers posed by activities in those markets; (iii) depository institutions that offer a wide variety of consumer financial products and services; (iv) certain depository institutions with a more specialized focus; and (v) non-depository companies that offer one or more consumer financial products or services.

Examinations. The FDIC periodically examines and evaluates state non-member banks. The Texas Department of Banking also conducts examinations of state banks, but may accept the results of a federal examination in lieu of conducting an independent examination. In addition, the FDIC and Texas Department of Banking may elect to conduct a joint examination. Further, because the Bank has total assets of over $10 billion as of December 31, 2013, the CFPB has examination authority with respect to the Bank’s compliance with federal consumer protection laws. Compliance with consumer protection laws will be considered when banking regulators are asked to approve a proposed transaction.

Capital Adequacy Requirements. The FDIC has adopted regulations establishing minimum requirements for the capital adequacy of insured institutions. The FDIC may establish higher minimum requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk. The current capital adequacy requirements will soon change as a result of the Basel III Capital Rules as described above in “Basel III Capital Adequacy Requirements.”

The FDIC’s risk-based capital guidelines generally require state banks to have a minimum ratio of Tier 1 capital to total risk-weighted assets of 4.0% and a ratio of total capital to total risk-weighted assets of 8.0%. The capital categories have the same definitions for the Bank as for the Company. As of December 31, 2013, the Bank’s ratio of Tier 1 capital to total risk-weighted assets was 12.95% and its ratio of total capital to total risk-weighted assets was 13.70%.

The FDIC’s leverage guidelines require state banks to maintain Tier 1 capital of no less than 4.0% of average total assets, except in the case of certain highly rated banks for which the requirement is 3.0% of average total assets. The Texas Department of Banking has issued a policy which generally requires state chartered banks to maintain a leverage ratio (defined in accordance with federal capital guidelines) of 5.0%. As of December 31, 2013, the Bank’s ratio of Tier 1 capital to average total assets (leverage ratio) was 7.24%.

Corrective Measures for Capital Deficiencies. The federal banking regulators are required to take “prompt corrective action” with respect to capital-deficient institutions. Agency regulations define, for each capital category, the levels at which institutions are “well-capitalized,” “adequately capitalized,” “under capitalized,” “significantly under capitalized” and “critically under capitalized.” A “well-capitalized” bank has a total risk-based capital ratio of 10.0% or higher; a Tier 1 risk-based capital ratio of 6.0% or higher; a leverage ratio of 5.0% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. An “adequately capitalized” bank has a total risk-based capital ratio of 8.0% or higher; a Tier 1 risk-based capital ratio of 4.0% or higher; a leverage ratio of 4.0% or higher (3.0% or higher if the bank was rated a composite 1 in its most recent examination report and is not experiencing significant growth); and does not meet the criteria for a well capitalized bank. A bank is “under capitalized” if it fails to meet any one of the ratios required to be adequately capitalized. At December 31, 2013, the Bank was classified as “well-capitalized” for purposes of the FDIC’s prompt corrective action regulations.

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

The Basel III Capital Rules revise the current prompt corrective action requirements effective January 1, 2015 by (i) introducing a CET1 ratio requirement at each level (other than critically undercapitalized), with the required CET1 ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category (other than critically undercapitalized), with the minimum Tier 1 capital ratio for well-capitalized status being 8% (as compared to the current 6%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized. The Basel III Capital Rules do not change the total risk-based capital requirement for any prompt corrective action category.

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

Concentrated Commercial Real Estate Lending Regulations. The federal banking agencies, including the FDIC, have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and non-farm residential properties and loans for construction, land development and other land represent 300% or more of total capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. Owner occupied loans are excluded from this second category. If a concentration is present, management must employ heightened risk management practices that address the following key elements: including board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending.

Community Reinvestment Act. The CRA and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks. These regulations also provide for regulatory assessment of a bank’s record in meeting the needs of its service area when considering applications to establish branches, merger applications and applications to acquire the assets and assume the liabilities of another bank. The Financial Institutions Reform, Recovery, and Enforcement Act (FIRREA) requires federal banking agencies to make public a rating of a bank’s performance under the CRA. In the case of a bank holding company, the CRA performance record of the banks involved in the transaction are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction.

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

Incentive Compensation. In June 2010, the Federal Reserve Board, OCC and FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. These three principles are incorporated into proposed joint compensation regulations proposed by the federal banking agencies in April 2011under the Dodd-Frank Act. The regulations have not been finalized, but as proposed, would impose limitations on the manner in which the Company may structure compensation for its executives.

The Federal Reserve Board will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” These reviews will be tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of the supervisory initiatives will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk- management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

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

Dodd-Frank Act

The Dodd-Frank Act, enacted in July 2010, significantly restructured the financial regulatory landscape in the United States. It contains numerous provisions that affect all bank holding companies and banks. A number of the Dodd-Frank Act’s provisions are still subject to the final rulemaking by federal banking agencies, and the implication of the Dodd-Frank Act for the Company’s business will depend to a large extent on how such rules are adopted and implemented. The Company’s management continues to review actively the provisions of the Dodd–Frank Act and assess its probable impact on its business, financial condition, and results of operations.

The Dodd-Frank Act authorized the Federal Reserve Board to adopt enhanced supervision and prudential standards for, among others, bank holding companies with total consolidated assets of $50 billion or more (often referred to as “systemically important financial institutions” or “SIFI”), and authorized the Federal Reserve Board to establish such standards either on its own or upon the recommendations of the Financial Stability Oversight Council, a new systemic risk oversight body created by the Dodd-Frank Act. Most of the SIFI Rules will not apply to the Company as its total consolidated assets remain below $50 billion. However, two aspects of the SIFI Rules apply to bank holding companies with total consolidated assets of $10 billion or more: (a) requirements for annual stress testing of capital under one base and two stress scenarios and (b) certain corporate governance provisions requiring, among other things, that each bank holding company establish a risk committee of its board of directors and that that committee include a “risk expert.”

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

The Company is operating in a challenging and uncertain economic environment, including generally uncertain conditions nationally and locally in its markets. Although economic conditions have improved in past few years, financial institutions continue to be affected by declines in the real estate market and uncertain conditions.

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

While economic conditions in Texas, Oklahoma and the U.S. are showing signs of recovery, there can be no assurance that these difficult conditions will continue to improve. Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including job losses, could have an adverse effect on the Company’s borrowers or their customers, which could adversely affect the Company’s business, financial condition, results of operations and cash flows.

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

Approximately 78.1% of the Company’s total loans as of December 31, 2013 consisted of loans included in the real estate loan portfolio, with 11.1% in construction, land development and other land loans, 27.5% in residential real estate (including home equity) and 39.5% in commercial real estate (including farmland and multifamily residential). The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A weakening of the real estate market in the Company’s primary market areas could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing the loans and the value of real estate owned by the Company. If real estate values decline, it is also more likely that the Company would be required to increase its allowance for credit losses, which could adversely affect its financial condition, results of operations and cash flows.

The Company’s commercial real estate and commercial loans expose it to increased credit risks, and these risks will increase if the Company succeeds in increasing these types of loans.

The Company, while maintaining its conservative approach to lending, has emphasized both new and existing loan products, focusing on managing its commercial real estate (including farmland and multifamily residential) and commercial loan portfolios, and intends to continue to increase its lending activities and acquire loans in possible future acquisitions. As a result, commercial real estate and commercial loans as a proportion of its portfolio could increase. As of December 31, 2013, commercial real estate (including farmland and multifamily residential) and commercial loans totaled $4.37 billion. In general, commercial real estate loans and commercial loans yield higher returns and often generate a deposit relationship, but also pose greater credit risks than do owner-occupied residential real estate loans. These types of loans are also typically larger than residential real estate loans. Accordingly, the deterioration of one or several of these loans could cause a significant increase in nonperforming loans, which could result in a loss of earnings from these loans and an increase in the provision for credit losses and net charge-offs.

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

The Company’s success depends primarily on the general economic conditions of the primary markets in Texas and Oklahoma in which it operates and where its loans are concentrated. The local economic conditions in Texas and Oklahoma have a significant impact on the Company’s commercial, real estate and construction, land development and other land loans, the ability of its borrowers to repay their loans and the value of the collateral securing these loans. Accordingly, if the population or income growth in the Company’s market areas is slower than projected, income levels, deposits and housing starts could be adversely affected and could result in a reduction of the Company’s expansion, growth and profitability. Although economic conditions in Texas and Oklahoma have not deteriorated to the same extent as in other areas of the country, such conditions could decline further. If the Company’s market areas experience a downturn or a recession for a prolonged period of time, the Company could experience significant increases in nonperforming loans, which could lead to operating losses, impaired liquidity and eroding capital. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreaks of hostilities or other international or domestic calamities, unemployment or other factors could impact these local economic conditions and could negatively affect the Company’s financial condition, results of operations and cash flows.

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

The Company determines impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in the Company’s results of operations in the periods in which they become known. At December 31, 2013, the Company’s goodwill totaled $1.67 billion. While the Company has not recorded any such impairment charges since it initially recorded the goodwill, there can be no assurance that the Company’s future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on its financial condition and results of operations.

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

Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. The Company has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks and other institutional clients. Many of these transactions expose the Company to credit risk in the event of a default by a counterparty or client. In addition, the Company’s credit risk may be exacerbated when the collateral held by the Company cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due to the Company. Any such losses could have a material adverse effect on the Company’s financial condition, results of operations and cash flows.

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

As of December 31, 2013, the Company had $124.2 million in junior subordinated debentures outstanding that were issued to the Company’s unconsolidated subsidiary trusts or assumed by the Company in connection with an acquisition. The subsidiary trusts purchased the junior subordinated debentures from the Company using the proceeds from the sale of trust preferred securities to third party investors. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by the Company to the extent not paid or made by each trust, provided the trust has funds available for such obligations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2013, the Company conducted business at 238 full-service banking centers. The Company’s headquarters are located at Prosperity Bank Plaza, 4295 San Felipe, in the Galleria area in Houston, Texas. The Company also owns or leases other facilities in which its banking centers are located as listed below by geographical market area. The expiration dates of the leases range from 2014 to 2029 and do not include renewal periods which may be available at the Company’s option.

The following table sets forth specific information regarding the banking centers located in each of the Company’s geographical market areas at December 31, 2013:

Geographical Area	Number of Banking Centers	Number of Leased Banking Centers	Deposits at December 31, 2013
Bryan/College Station area	16	—	$1,066,362
Houston area	63	21	4,857,804
Central Texas area	36	8	1,534,276
Dallas/Fort Worth area	35	6	1,360,109
East Texas area	22	—	722,474
West Texas area	34	6	2,355,020
South Texas area	26	5	2,400,564
Central Oklahoma area	6	1	994,662

	238	47	$15,291,271

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices

The Company’s common stock is listed on the New York Stock Exchange under the symbol “PB.” Prior to December 28, 2011, the Company’s common stock was listed for trading under the symbol “PRSP” on the NASDAQ Global Select Market (“NASDAQ”). As of February 18, 2014, there were 66,219,525 shares outstanding and 3,164 shareholders of record. The number of beneficial owners is unknown to the Company at this time.

The following table presents the high and low closing sales prices for the common stock as reported by the New York Stock Exchange:

2013	High	Low
Fourth Quarter	$65.49	$61.18
Third Quarter	62.00	51.85
Second Quarter	52.40	44.33
First Quarter	47.56	42.38

2012	High	Low
Fourth Quarter	$43.54	$38.56
Third Quarter	45.40	38.90
Second Quarter	47.31	39.87
First Quarter	47.66	39.66

Dividends

Holders of common stock are entitled to receive dividends when, as and if declared by the Company’s Board of Directors out of funds legally available therefor. While the Company has declared dividends on its common stock since 1994, and paid quarterly dividends aggregating $0.89 per share in 2013 and $0.80 per share in 2012, there is no assurance that the Company will continue to pay dividends in the future. Future dividends on the common stock will depend upon the Company’s earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, the Company’s ability to service any equity or debt obligations senior to the common stock and other factors deemed relevant by the Board of Directors of the Company.

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

The cash dividends declared per share by quarter (and paid on the first business day of the subsequent quarter, except for the fourth quarter of 2012 which was paid on December 31, 2012) for the Company’s last two fiscal years were as follows:

	2013	2012
Fourth Quarter	$0.240	$0.215
Third Quarter	0.215	0.195
Second Quarter	0.215	0.195
First Quarter	0.215	0.195

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2013, the Company had outstanding stock options granted under three stock award plans, all of which were approved by the Company’s shareholders. As of such date, the Company also had outstanding stock options granted under stock award plans that it assumed in connection with various acquisition transactions. The following table provides information as of December 31, 2013 regarding the Company’s equity compensation plans under which the Company’s equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	188,330	(1)	$28.88	1,697,583	(2)
Equity compensation plans not approved by security holders	—		—	—

	188,330		$28.88	1,697,583

(1)	Includes 6,950 shares which may be issued upon exercise of options outstanding assumed by the Company in connection with the acquisition of SNB Bancshares, Inc. at a weighted average exercise price of $17.53.
(2)	Includes 1,250,000 shares available under the 2012 plan.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Performance Graph

The following Performance Graph compares the cumulative total shareholder return on the Company’s common stock for the period beginning at the close of trading on December 31, 2008 to December 31, 2013, with the cumulative total return of the S&P 500 Total Return Index and the Nasdaq Bank Index for the same period. Dividend reinvestment has been assumed. The Performance Graph assumes $100 invested on December 31, 2008 in the Company’s common stock, the S&P 500 Total Return Index and the Nasdaq Bank Index. The historical stock price performance for the Company’s common stock shown on the graph below is not necessarily indicative of future stock performance.

	12/08	12/09	12/10	12/11	12/12	12/13
Prosperity Bancshares, Inc.	$100.00	$139.32	$137.63	$144.03	$152.71	$234.29
S&P 500	100.00	126.46	145.51	148.59	172.37	228.19
NASDAQ Bank	100.00	84.86	97.62	87.11	102.06	144.32

Copyright© 2014 Standard & Poor’s, a division of The McGraw-Hill Companies Inc. All rights reserved. (www.researchdatagroup.com/S&P.htm)

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data of the Company for, and as of the end of, each of the years in the five-year period ended December 31, 2013, is derived from and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K.

	As of and for the Years Ended December 31,
	2013(1)		2012(1)	2011	2010(1)	2009
	(Dollars in thousands, except share and per share data)
Income Statement Data:
Interest income	$539,297		$419,842	$371,908	$384,537	$409,614
Interest expense	40,471		39,136	45,240	66,389	102,513

Net interest income	498,826		380,706	326,668	318,148	307,101
Provision for credit losses	17,240		6,100	5,200	13,585	28,775

Net interest income after provision for credit losses	481,586		374,606	321,468	304,563	278,326
Noninterest income	95,427		75,535	56,043	53,833	60,097
Noninterest expense	247,196		198,457	163,745	166,594	169,700

Income before taxes	329,817		251,684	213,766	191,802	168,723
Provision for income taxes	108,419		83,783	72,017	64,094	56,844

Net income	$221,398		$167,901	$141,749	$127,708	$111,879

Per Share Data:
Basic earnings per share	$3.66		$3.24	$3.03	$2.74	$2.42
Diluted earnings per share	3.65		3.23	3.01	2.73	2.41
Book value per share	42.19		37.02	33.41	31.11	29.03
Cash dividends declared	0.89		0.80	0.72	0.64	0.57
Dividend payout ratio	24.41%		24.74%	23.80%	23.37%	23.45%
Weighted average shares outstanding (basic)	60,421		51,794	46,846	46,621	46,177
Weighted average shares outstanding (diluted)	60,578		51,941	47,017	46,832	46,354
Shares outstanding at end of period	66,048		56,447	46,910	46,684	46,541

Balance Sheet Data (at period end):
Total assets	$18,642,028		$14,583,573	$9,822,671	$9,476,572	$8,850,400
Securities	8,224,448		7,442,065	4,658,936	4,617,116	4,118,290
Loans	7,775,221		5,179,940	3,765,906	3,485,023	3,376,703
Allowance for credit losses	67,282		52,564	51,594	51,584	51,863
Total goodwill and intangibles	1,713,569		1,243,321	945,533	953,034	912,372
Other real estate owned	7,299		7,234	8,328	11,053	7,829
Total deposits	15,291,271		11,641,844	8,060,254	7,454,920	7,258,550
Federal funds purchased and other borrowings	10,689		256,753	12,790	374,433	98,736
Junior subordinated debentures	124,231	(2)	85,055	85,055	92,265	92,265
Total shareholders’ equity	2,786,818		2,089,389	1,567,265	1,452,339	1,351,245

(Table continued on next page)

	As of and for the Years Ended December 31,
	2013(1)	2012(1)	2011	2010(1)	2009
	(Dollars in thousands, except share and per share data)

Average Balance Sheet Data:
Total assets	$16,255,914	$12,432,666	$9,628,884	$9,278,380	$8,851,694
Securities	7,932,782	6,364,917	4,625,833	4,508,918	4,052,989
Loans	6,202,897	4,514,171	3,648,701	3,394,502	3,455,761
Allowance for credit losses	57,001	51,770	51,871	52,151	42,279
Total goodwill and intangibles	1,395,323	1,078,804	949,273	940,080	914,384
Total deposits	12,764,302	9,748,843	7,751,196	7,532,739	7,212,015
Junior subordinated debentures	91,584	85,055	86,557	92,265	92,265
Total shareholders’ equity	2,378,234	1,844,334	1,513,749	1,406,159	1,304,749

Performance Ratios:
Return on average assets	1.36%	1.35%	1.47%	1.38%	1.26%
Return on average equity	9.31%	9.10%	9.36%	9.08%	8.57%
Net interest margin (tax equivalent)	3.58%	3.53%	3.98%	4.04%	4.08%
Efficiency ratio(3)	41.60%	43.48%	42.76%	44.83%	46.27%

Asset Quality Ratios(4):
Nonperforming assets to total loans and other real estate	0.29%	0.25%	0.32%	0.45%	0.48%
Net charge-offs to average loans	0.04%	0.11%	0.14%	0.41%	0.40%
Allowance for credit losses to total loans	0.87%	1.01%	1.37%	1.48%	1.54%
Allowance for credit losses to nonperforming loans(5)	443.3%	920.1%	1442.0%	1114.6%	616.6%

Capital Ratios(4):
Leverage ratio	7.42%	7.10%	7.89%	6.87%	6.47%
Average shareholders’ equity to average total assets	14.63%	14.83%	15.72%	15.16%	14.74%
Tier 1 risk-based capital ratio	13.27%	14.40%	15.90%	13.64%	12.61%
Total risk-based capital ratio	14.02%	15.22%	17.09%	14.87%	13.86%

(1)	The Company completed three acquisitions during the twelve month period ended December 31, 2013 and four acquisitions during the twelve month period ended December 31, 2012. The Company completed the acquisition of three branches of U.S Bank on March 29, 2010 and the acquisition of nineteen branches of First Bank on April 30, 2010.
(2)	Consists of $15.5 million of junior subordinated debentures of Prosperity Statutory Trust II due July 31, 2031, $12.9 million of junior subordinated debentures of Prosperity Statutory Trust III due September 17, 2033, $12.9 million of junior subordinated debentures of Prosperity Statutory Trust IV due December 30, 2033, $10.3 million of junior subordinated debentures of SNB Capital Trust IV due September 25, 2033 (assumed by the Company on April 1, 2006), $5.2 million of junior subordinated debentures of TXUI Statutory Trust II due December 19, 2033 (assumed by the Company on January 3l, 2007), $16.0 million of junior subordinated debentures of TXUI Statutory Trust III due December 15, 2035 (assumed by the Company on January 3l, 2007), $12.4 million of junior subordinated debentures of TXUI Statutory Trust IV due June 30, 2036 (assumed by the Company on January 3l, 2007), $18.6 million of junior subordinated debentures of FVNB Capital Trust II due June 15, 2035 (assumed by the Company on November 1, 2013) and $20.6 million of junior subordinated debentures of FVNB Capital Trust III due July 7, 2036 (assumed by the Company on November 1, 2013).
(3)	Calculated by dividing total noninterest expense, excluding credit loss provisions and impairment write-down on securities, by net interest income plus noninterest income, excluding net gains and losses on the sale of securities and assets. Additionally, taxes are not part of this calculation.

(4)	At period end, except for net charge-offs to average loans and average shareholders’ equity to average total assets, which is for periods ended at such dates.
(5)	Nonperforming loans consist of nonaccrual loans, loans contractually past due 90 days or more and any other loan management deems to be nonperforming.

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

Overview

The Company generates the majority of its revenues from interest income on loans, service charges on customer accounts and income from investment in securities. In 2013, the Company benefitted from additional products and services that were added in 2012 including trust services, credit card, mortgage lending and independent sales organization (ISO) sponsorship operations. The revenues are partially offset by interest expense paid on deposits and other borrowings and noninterest expenses such as administrative and occupancy expenses. Net interest income is the difference between interest income on earning assets such as loans and securities and interest expense on liabilities such as deposits and borrowings which are used to fund those assets. Net interest income is the Company’s largest source of revenue. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and margin. The Company has recognized increased net interest income due primarily to an increase in the volume of interest-earning assets.

Three principal components of the Company’s growth strategy are internal growth, stringent cost control practices and acquisitions, including strategic merger transactions. The Company focuses on continual internal growth. Each banking center is operated as a separate profit center, maintaining separate data with respect to its net interest income, efficiency ratio, deposit growth, loan growth and overall profitability. Banking center presidents and managers are accountable for performance in these areas and compensated accordingly. The Company also focuses on maintaining stringent cost control practices and policies. The Company has centralized many of its critical operations, such as data processing and loan processing. Management believes that this centralized infrastructure can accommodate substantial additional growth while enabling the Company to minimize operational costs through certain economies of scale. The Company also intends to continue to seek expansion opportunities. During 2013, the Company completed three acquisitions including East Texas Financial Services Inc., Coppermark Bancshares, Inc. and FVNB Corp. Combined, these acquisitions added 30 banking centers after consolidation.

Net income was $221.4 million, $167.9 million and $141.7 million for the years ended December 31, 2013, 2012 and 2011, respectively, and diluted earnings per share were $3.65, $3.23 and $3.01, respectively, for these same periods. The change in net income during both 2013 and 2012 was principally due to an increase in net interest income resulting from balance sheet growth from acquisitions. The Company posted returns on average assets of 1.36%, 1.35% and 1.47% and returns on average common equity of 9.31%, 9.10% and 9.36% for the years ended December 31, 2013, 2012 and 2011, respectively. The Company’s efficiency ratio was 41.60% in 2013, 43.48% in 2012 and 42.76% in 2011. The efficiency ratio is calculated by dividing total noninterest expense (excluding credit loss provisions and impairment write-down on securities) by net interest income plus noninterest income (excluding net gains and losses on the sale of securities and assets). Additionally, taxes are not part of this calculation.

Total assets at December 31, 2013 and 2012 were $18.64 billion and $14.58 billion, respectively. Total deposits at December 31, 2013 and 2012 were $15.29 billion and $11.64 billion, respectively. Total loans were $7.78 billion at December 31, 2013, an increase of $2.60 billion or 50.1% compared with $5.18 billion at December 31, 2012. At December 31, 2013, the Company had $15.2 million in nonperforming loans and its allowance for credit losses was $67.3 million compared with $5.7 million in nonperforming loans and an allowance for credit losses of $52.6 million at December 31, 2012. Shareholders’ equity was $2.79 billion and $2.09 billion at December  31, 2013 and 2012, respectively.

Recent Developments

During 2013, the Company completed three acquisitions. These acquisitions increased total assets, loans and deposits on their respective acquisition date as detailed in the table below (dollars in thousands). Additionally, the Company signed a definitive agreement on August 29, 2013 to purchase F&M Bancorporation Inc.

	Acquisition Date	Total Assets	Loans	Deposits
East Texas Financial Services, Inc.	January 1, 2013	$164,694	$129,306	$112,211
Coppermark Bancshares, Inc.	April 1, 2013	1,248,824	847,558	1,117,363
FVNB Corp.	November 1, 2013	2,484,655	1,634,188	2,252,589

		$3,898,173	$2,611,052	$3,482,163

Acquisition of East Texas Financial Services, Inc.—On January 1, 2013, the Company completed the acquisition of East Texas Financial Services, Inc. (OTC BB: FFBT) and its wholly-owned subsidiary, First Federal Bank Texas (collectively, “East Texas Financial Services”). East Texas Financial Services operated 4 banking offices in the Tyler MSA, including 3 locations in Tyler, Texas and 1 location in Gilmer, Texas. The Company acquired East Texas Financial Services to increase its market share in the East Texas area.

As of December 31, 2012, East Texas Financial Services reported, on a consolidated basis, total assets of $164.7 million, total loans of $129.3 million and total deposits of $112.2 million. Under the terms of the acquisition agreement, the Company issued 530,940 shares of the Company’s common stock for all outstanding shares of East Texas Financial Services capital stock, for total merger consideration of $22.3 million based on the Company’s closing stock price of $42.00 and recognized goodwill of $15.0 million which is calculated as the excess of both the consideration exchanged and liabilities assumed compared to the fair value of the assets acquired, none of which was deductible for tax purposes.

Acquisition of Coppermark Bancshares, Inc.—On April 1, 2013, the Company completed the acquisition of Coppermark Bancshares, Inc. and its wholly-owned subsidiary, Coppermark Bank (collectively, “Coppermark”) headquartered in Oklahoma City, Oklahoma. Coppermark operated 9 full-service banking offices: 6 in Oklahoma City, Oklahoma and surrounding areas and 3 in the Dallas, Texas area. The Company acquired Coppermark to expand its market into Oklahoma.

As of March 31, 2013, Coppermark reported, on a consolidated basis, total assets of $1.25 billion, total loans of $847.6 million and total deposits of $1.12 billion. Under the terms of the acquisition agreement, the Company issued 3,258,718 shares of Company common stock plus $60.0 million in cash for all outstanding shares of Coppermark Bancshares capital stock, for total merger consideration of $214.4 million based on the Company’s closing stock price of $47.39. As of December 31, 2013, the Company recognized goodwill of $117.5 million which does not include subsequent fair value adjustments that are still being finalized. Additionally, the Company recognized $1.5 million of core deposit intangibles.

Acquisition of FVNB Corp.—On November 1, 2014, the Company completed the acquisition of FVNB Corp. and its wholly owned subsidiary, First Victoria National Bank (collectively, “FVNB”) headquartered in Victoria, Texas. FVNB operated 33 banking locations: 4 in Victoria, Texas; 7 in the South Texas area including Corpus Christi; 6 in the Bryan/College Station area; 5 in the Central Texas area including New Braunfels; and 11 in the Houston area including The Woodlands. The Company acquired FVNB to expand its Central and South Texas markets.

As of September 30, 2013, FVNB, on a consolidated basis, reported total assets of $2.47 billion, total loans of $1.65 billion and total deposits of $2.20 billion. Under the terms of the acquisition agreement, the Company issued 5,570,667 shares of Company common stock plus $91.3 million in cash for all outstanding shares of FVNB Corp. capital stock for total merger consideration of $439.2 million based on the Company’s closing stock price of $62.45. As of December 31, 2013, the Company recognized goodwill of $323.0 million which does not include subsequent fair value adjustments that are still being finalized. Additionally, the Company recognized $18.4 million of core deposit intangibles.

Pending Acquisition of F&M Bancorporation Inc.—On August 29, 2013, the Company entered into a definitive agreement to acquire F&M Bancorporation Inc. (“FMBC”) and its wholly-owned subsidiary The F&M Bank & Trust Company (collectively, “F&M Bank”) headquartered in Tulsa, Oklahoma. F&M Bank operates 13 banking locations: 9 in Tulsa, Oklahoma and surrounding areas; 1 (a loan production office) in Oklahoma City, Oklahoma; and 3 in Dallas, Texas. As of December 31, 2013, FMBC, on a consolidated basis, reported total assets of $2.57 billion, total loans of $1.76 billion and total deposits of $2.33 billion.

Under the terms of the definitive agreement, the Company will issue approximately 3,298,246 shares of common stock plus $47.0 million in cash for all outstanding shares of FMBC capital stock, subject to certain conditions and potential adjustments. Pending the satisfaction of closing conditions, the closing is expected to occur in the second quarter of 2014.

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

The Company had no intangible assets with indefinite useful lives at December 31, 2013. Other identifiable intangible assets that are subject to amortization are amortized on an accelerated basis over the years expected to be benefited, which the Company believes is between eight and fifteen years. These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value to carrying value. Based on the Company’s annual goodwill impairment test as of September 30, 2013, management does not believe any of its goodwill is impaired as of December 31, 2013, because the fair value of the Company’s equity substantially exceeded its carrying value. While the Company believes no impairment existed at December 31, 2013, under accounting standards applicable at that date, different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation and financial condition or future results of operations.

Stock-Based Compensation—The Company accounts for stock-based employee compensation plans using the fair value-based method of accounting. The Company’s results of operations reflect compensation expense for all employee stock-based compensation. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of subjective assumptions including stock price volatility and employee turnover that are utilized to measure compensation expense.

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

Fair Values of Financial Instruments. The Company determines the fair market values of financial instruments based on the fair value hierarchy established which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value. Level 1 inputs include quoted market prices, where available. If such quoted market prices are not available, Level 2 inputs are used. These inputs are based upon internally developed models that primarily use observable market-based parameters. Level 3 inputs are unobservable inputs which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

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

2013 versus 2012. Net interest income before the provision for credit losses for 2013 was $498.8 million compared with $380.7 million for 2012, an increase of $118.1 million or 31.0%. The increase in net interest income was primarily due to an increase in average interest-earning assets of $3.24 billion or 29.6% during 2013, and a decrease in the average rate paid on interest-bearing liabilities of 9 basis points. The increase in average earning assets was due to the three acquisitions completed during 2013. Interest income was $539.3 million in 2013, an increase of $119.5 million over 2012. Interest income on loans was $376.1 million for 2013, an increase of $104.8 million or 38.6% compared with 2012 due in part to an increase in average loans outstanding of $1.69 billion. Additionally, during 2013 and 2012, interest income on loans benefited from purchase accounting loan discount accretion of $62.7 million and $26.4 million, respectively, which partially offset the decrease in interest rates on the loan portfolio. The Company had $133.3 million of total outstanding discounts on purchased loans, of which $97.7 million was accretable at December 31, 2013. Interest income on securities was

$163.0 million during 2013, an increase of $14.6 million over 2012 due, in part, to an increase in average securities of $1.57 billion. Average interest-bearing liabilities increased $2.35 billion for 2013 compared to 2012 and average rate paid decreased from 0.48% to 0.39% for the same time period resulting in an overall increase in interest expense of $1.3 million. During 2013, average noninterest-bearing deposits increased $902.7 million from $2.44 billion during 2012 to $3.35 billion during 2013. This increase in noninterest-bearing funds contributed to a decrease in total cost of funds to 0.29% during 2013 from 0.37% during 2012.

Net interest margin, defined as net interest income divided by average interest-earning assets, on a tax equivalent basis, for 2013 was 3.58%, an increase of 5 basis points compared with 3.53% for 2012.

2012 versus 2011. Net interest income before the provision for credit losses for 2012, was $380.7 million compared with $326.7 million for 2011, an increase of $54.0 million or 16.5%. The increase in net interest income was primarily due to an increase in average interest-earning assets of $2.65 billion or 31.9% during 2012, and a decrease in the average rate paid on interest-bearing liabilities of 24 basis points. The increase in average earning assets was due to the four acquisitions completed during 2012. Interest income was $419.8 million in 2012, an increase of $47.9 million over 2011. Interest income on loans was $271.3 million for 2012, an increase of $57.1 million or 26.6% compared with 2011 due in part to an increase in average loans outstanding of $865.5 million. Additionally, during 2012 interest income on loans benefited from purchase accounting loan discount accretion of $26.4 million which partially offset the decrease in interest rates on the loan portfolio. The Company had $79.9 million of total outstanding discounts on purchased loans, of which $63.6 million was accretable at December 31, 2012. Interest income on securities was $148.4 million during 2012, a decrease of $9.2 million over 2011 due, in part, to an increase in the amortization of security premiums of $38.2 million for 2012 compared with 2011. Average interest-bearing liabilities increased $1.81 billion for 2012 compared to 2011 and average rate paid decreased from 0.72% to 0.48% for the same time period resulting in an overall decrease in interest expense of $6.1 million. During 2012, average noninterest bearing deposits increased $642.8 million from $1.80 billion during 2011 to $2.44 billion during 2012. This increase in noninterest-bearing funds contributed to a decrease in total cost of funds to 0.37% during 2012 from 0.56% during 2011.

Net interest margin, defined as net interest income divided by average interest-earning assets, on a tax equivalent basis, for 2012 was 3.53%, a decrease of 45 basis points compared with 3.98% for 2011.

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

	Years Ended December 31,
	2013			2012			2011
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans	$6,202,897	$376,117	6.06%	$4,514,171	$271,324	6.01%	$3,648,701	$214,273	5.87%
Investment securities	7,932,782	162,993	2.05%	6,364,917	148,374	2.33%	4,625,833	157,580	3.41%
Federal funds sold and other earning assets	50,318	187	0.37%	68,900	144	0.21%	26,879	55	0.20%

Total interest-earning assets	14,185,997	$539,297	3.80%	10,947,988	$419,842	3.83%	8,301,413	$371,908	4.48%

Allowance for credit losses	(57,001)			(51,770)			(51,871)
Noninterest-earning assets	2,126,918			1,536,448			1,379,342

Total assets	$16,255,914			$12,432,666			$9,628,884

Liabilities and Shareholders’ Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$2,651,320	$7,917	0.30%	$1,979,345	$8,228	0.42%	$1,393,501	$7,416	0.53%
Savings and money market deposits	4,237,323	11,961	0.28%	3,174,256	10,600	0.33%	2,421,735	11,836	0.49%
Certificates and other time deposits	2,530,065	15,344	0.61%	2,152,382	15,658	0.73%	2,135,858	21,723	1.02%
Securities sold under repurchase agreements	443,231	1,201	0.27%	263,689	705	0.27%	68,049	369	0.54%
Federal funds purchased and other borrowings	470,854	1,497	0.32%	416,925	1,352	0.32%	152,716	912	0.60%
Junior subordinated debentures	91,584	2,551	2.79%	85,055	2,593	3.05%	86,557	2,984	3.45%

Total interest-bearing liabilities	10,424,377	40,471	0.39%	8,071,652	39,136	0.48%	6,258,416	45,240	0.72%

Noninterest-Bearing liabilities:
Noninterest-bearing demand deposits	3,345,594			2,442,860			1,800,102
Other liabilities	107,709			73,820			56,617

Total liabilities	13,877,680			10,588,332			8,115,135
Shareholders’ equity	2,378,234			1,844,334			1,513,749

Total liabilities and shareholders’ equity	$16,255,914			$12,432,666			$9,628,884

Net interest rate spread			3.41%			3.35%			3.76%
Net interest income and margin(1)		$498,826	3.52%		$380,706	3.48%		$326,668	3.94%

Net interest income and margin (tax equivalent)(2)		$507,194	3.58%		$386,671	3.53%		$330,282	3.98%

(1)	The net interest margin is equal to net interest income divided by average interest-earning assets.
(2)	In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax equivalent adjustment has been computed using a federal income tax rate of 35% for the years ended December 31, 2013, 2012 and 2011 and other applicable effective tax rates.

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

	Years Ended December 31,
	2013 vs. 2012			2012 vs. 2011
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-Earning assets:
Loans	$101,500	$3,293	$104,793	$50,825	$6,226	$57,051
Securities	36,549	(21,930)	14,619	59,242	(68,448)	(9,206)
Federal funds sold and other temporary investments	(39)	82	43	86	3	89

Total increase (decrease) in interest income	138,010	(18,555)	119,455	110,153	(62,219)	47,934

Interest-Bearing liabilities:
Interest-bearing demand deposits	2,793	(3,104)	(311)	3,118	(2,306)	812
Savings and money market accounts	3,550	(2,189)	1,361	3,678	(4,914)	(1,236)
Certificates of deposit	2,748	(3,062)	(314)	168	(6,233)	(6,065)
Junior subordinated debentures	199	(241)	(42)	(52)	(339)	(391)
Securities sold under repurchase agreements	480	16	496	1,061	(725)	336
Other borrowings	175	(30)	145	1,578	(1,138)	440

Total increase (decrease) in interest expense	9,945	(8,610)	1,335	9,551	(15,655)	(6,104)

Increase (decrease) in net interest income	$128,065	$(9,945)	$118,120	$100,602	$(46,564)	$54,038

Provision for Credit Losses

The Company’s provision for credit losses is established through charges to income in the form of the provision in order to bring the Company’s allowance for credit losses to a level deemed appropriate by management based on the factors discussed under “Financial Condition—Allowance for Credit Losses.” The allowance for credit losses at December 31, 2013, was $67.3 million, representing 0.87% of total loans as of such date. Loans acquired were recorded at fair value based on a discounted cash flow valuation methodology that considers, among other things, projected default rates, loss given defaults and recovery rates with no carryover of any existing allowance for credit losses. The provision for credit losses for the year ended December 31, 2013 was $17.2 million compared with $6.1 million for the year ended December 31, 2012. Net charge-offs for each of the years ended December 31, 2013 and 2012 were $2.5 million and $5.1 million, respectively. The provision for credit losses and net charge-offs for the year ended December 31, 2011 were each $5.2 million.

Noninterest Income

The Company’s primary sources of recurring noninterest income are NSF fees, debit and ATM card income and service charges on deposit accounts. The Company added to certain lines of business including credit card and mortgage lending operations with the acquisition of Coppermark on April 1, 2013. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method. For the year ended December 31, 2013, noninterest income totaled $95.4 million, an increase of $19.9 million or 26.3% compared with 2012. This increase was primarily due to the full year effect of the acquisition of ASB, including their trust department and home loan center, in addition to the East Texas Financial Services, Coppermark and FVNB acquisitions completed in 2013. The increase was partially offset by a decrease in debit card income as a result of the Durbin Amendment that became effective on July 1, 2013. This Federal Rule is applicable to financial institutions that have assets of $10 billion or more and imposes limits on the amount of interchange, or swipe, fees that can be collected. For the year ended December 31, 2012, noninterest income totaled $75.5 million, an increase of $19.5 million or 34.8% compared with $56.0 million in 2011. The increase was primarily due to the four acquisitions completed during 2012.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Years Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Nonsufficient funds (NSF) fees	$35,173	$29,113	$24,442
Credit card, debit card and ATM card income	22,463	21,057	15,391
Service charges on deposit accounts	12,864	11,112	9,981
Trust income	4,356	1,746	—
Mortgage income	4,038	2,681	211
Brokerage income	1,518	648	556
Bank owned life insurance income	3,635	2,673	1,382
Net (loss) gain on sale of assets	(13)	(231)	377
Net loss on sale of other real estate	(536)	(457)	(904)
Net loss on sale of other securities	—	—	(581)
Other	11,929	7,193	5,188

Total noninterest income	$95,427	$75,535	$56,043

Noninterest Expense

For the year ended December 31, 2013, noninterest expense totaled $247.2 million, an increase of $48.7 million or 24.6% compared with 2012. This increase was the result of the completion of three acquisitions in 2013 and the full year effect of the ASB acquisition. Additionally, the Company incurred $3.2 million of pre-tax merger related expenses during 2013. The merger related expenses are reflected on the Company’s income statement for the applicable periods and are reported primarily in the categories of salaries and benefits, data processing and professional fees. For the year ended December 31, 2012, noninterest expense totaled $198.5 million, an increase of $34.7 million or 21.2% compared with $163.7 million for the same period in 2011. This increase was primarily related to the four acquisitions completed during 2012. The Company incurred $7.0 million of pre-tax merger related expenses during 2012. These items and other changes in the various components of noninterest expense are discussed in more detail below.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Years Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Salaries and employee benefits(1)	$148,494	$115,505	$92,057
Non-staff expenses:
Net occupancy and equipment	18,934	16,475	14,634
Debit card, data processing and software amortization	11,908	9,445	6,823
Regulatory assessments and FDIC insurance	10,261	7,679	8,901
Property taxes	5,827	4,623	3,823
Core deposit intangibles amortization	6,145	7,229	7,780
Depreciation	10,593	8,923	8,150
Communications(2)	9,471	8,158	6,946
Other real estate expense	711	1,810	1,501
Professional fees	3,573	4,118	2,598
Printing and supplies	2,616	2,586	1,807
Other	18,663	11,906	8,725

Total noninterest expense	$247,196	$198,457	$163,745

(1)	Total salaries and employee benefits includes $4.2 million, $3.6 million and $3.6 million in 2013, 2012 and 2011, respectively, in stock based compensation expense.
(2)	Communications expense includes telephone, data circuits, postage and courier expenses.

Salaries and Employee Benefits. Salaries and benefits were $148.5 million for the year ended December 31, 2013, an increase of $33.0 million compared to 2012. This increase was primarily due to the full year effect of the ASB acquisition and three acquisitions completed during 2013 which resulted in an increase in employee FTE’s from 2,266 at December 31, 2012, to 2,995 at December 31, 2013. Salaries and employee benefits increased $23.4 million to $115.5 million at December 31, 2012, compared with $92.1 million at December 31, 2011, primarily due to the four acquisitions completed during 2012. The number of FTE’s employed by the Company increased from 1,664 at December 31, 2011 to 2,266 at December 31, 2012. Total salaries and benefits for the year ended December 31, 2013 includes $4.2 million in stock based compensation expense compared with $3.6 million recorded for each of the years ended December 31, 2012 and 2011.

Debit Card, Data Processing and Software Amortization. Debit card, data processing and software amortization expenses were $11.9 million, $9.4 million and $6.8 million for the years ended December 31, 2013, 2012 and 2011, respectively. The increase of $2.5 million or 26.1% for 2013 compared with 2012 was due primarily to the addition of Coppermark Bank on April 1, 2013, the FVNB acquisition on November 1, 2013, the full year effect of the ASB acquisition that occurred on July 1, 2012 and merger related costs of approximately $900 thousand.

Regulatory Assessments and FDIC Insurance. Regulatory assessments and FDIC insurance assessments were $10.3 million compared with $7.7 million for the years ended December 31, 2013 and 2012, respectively. This increase is due to growth as a result of the three acquisitions completed during 2013. Assessments for the year ended December 31, 2012 decreased $1.2 million to $7.7 million compared to $8.9 million for the year ended December 31, 2011. This decrease was due to the sequential decrease in regulatory assessment fees due to a change in the assessment base used for determining fees. On February 7, 2011, the FDIC approved a final rule that amended its then-existing DIF restoration plan and implemented certain provisions of the Dodd-Frank Act. Effective April 1, 2011, the assessment base is determined using average consolidated total assets minus average tangible equity rather than the previous assessment base of adjusted domestic deposits and the assessment rates were lowered to account for the larger assessment base. Additional information is discussed under the section captioned “Supervision and Regulation—The Bank—Deposit Insurance Assessments” in Part I, Item 1 of this Annual Report on Form 10-K.

Property Taxes. Property taxes increased $1.2 million or 26.0% for the year ended December 31, 2013 compared with 2012. This increase is due primarily to the three acquisitions completed during 2013 in addition to the full year effect of the ASB acquisition that increased the number of banking centers from 213 at

December 31, 2012 to 238 at December 31, 2013. Property taxes increased from $3.8 million for the year ended December 31, 2011 to $4.6 million for 2012.

Core Deposit Intangibles Amortization. Core deposit intangibles (“CDI”) amortization decreased $1.1 million to $6.1 million for the year ended December 31, 2013 compared with $7.2 million for the year ended December 31, 2012. The decrease in 2013 was partially offset by the addition of Coppermark Bank and FVNB in April 2013 and November 2013, respectively. Core deposit intangibles amortization for the year ended December 31, 2012 decreased $551 thousand to $7.2 million from $7.8 million for the year ended December 31, 2011. The decrease in CDI for 2012 compared to 2011 was primarily attributed to certain CDI that fully amortized in 2011. Core deposit intangibles are being amortized on an accelerated basis over an estimated life of 8 to 15 years.

Other Real Estate. Other real estate expense decreased $1.1 million to $711 thousand for the year ended December 31, 2013 from $1.8 million for the year ended December 31, 2012. The decrease in other real estate expenses was due to a decrease in other real estate carrying costs. Other real estate expense increased $309 thousand or 20.5% to $1.8 million for the yare ended December 31, 2012 from $1.5 million for the year ended December 31, 2011. The increase was primarily due to an increase in other real estate carrying costs.

Professional Fees. Professional fees were $3.6 million for the year ended December 31, 2013, a decrease of $545 thousand or 13.2% compared to the year ended December 31, 2012. This decrease was primarily due to a decrease in legal fees incurred during 2013. Professional fees for the year ended December 31, 2012, increased $1.5 million or 58.5% compared to the year ended December 31, 2011, primarily due to merger related expenses of approximately $1.5 million incurred during 2012.

Efficiency Ratio. The efficiency ratio is a supplemental financial measure utilized in management’s internal evaluation of the Company and is not defined under generally accepted accounting principles. The efficiency ratio is calculated by dividing total noninterest expense, excluding credit loss provisions and impairment write-down on available for sale securities, by net interest income plus noninterest income, excluding net gains and losses on the sale of securities and on the sale of assets. Taxes are not part of this calculation. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources. The Company’s efficiency ratio was 41.60% for the year ended December 31, 2013, compared with 43.48% for the year ended December 31, 2012. The efficiency ratios for 2013 and 2012 were impacted by pre-tax merger-related expenses of $3.2 million and $7.0 million, respectively. The Company’s efficiency ratio was 42.76% for the year ended December 31, 2011.

Income Taxes

The amount of federal and state income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other nondeductible expenses. For the year ended December 31, 2013, income tax expense was $108.4 million compared with $83.8 million for the year ended December 31, 2012 and $72.0 million for the year ended December 31, 2011. The increases were primarily attributable to higher pre-tax net earnings. The effective tax rate for the years ended December 31, 2013, 2012 and 2011 was 32.9%, 33.3% and 33.7%, respectively. The effective income tax rates differed from the U.S. statutory rate of 35% during the comparable periods primarily due to the effect of tax-exempt income from loans and securities.

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

Financial Condition

Loan Portfolio

At December 31, 2013, total loans were $7.78 billion, an increase of $2.60 billion or 50.1% compared with $5.18 billion at December 31, 2012. Loans at December 31, 2013, included $2.2 million of loans held for sale. As reflected in the table below, loan growth was also impacted by the acquisition of East Texas Financial Services, Inc., Coppermark Bancshares, Inc., and FVNB Corp. Excluding loans acquired in these acquisitions and new production at the acquired banking centers since their respective acquisition dates, loans held for investment grew approximately $291.4 million, or 5.6% compared to December 31, 2012. The table below provides details of loans acquired (including new production since the respective acquisition date) as of December 31, 2013 (dollars in thousands):

East Texas Financial Services, Inc.	$99,281
Coppermark Bancshares, Inc.	616,333
FVNB Corp.	1,588,238
All other	5,471,369

Total loans	$7,775,221

At December 31, 2012, total loans were $5.18 billion, an increase of $1.41 billion or 37.5% compared with $3.77 billion at December 31, 2011. Loans at December 31, 2012, included $10.4 million of loans held for sale that consisted of residential mortgage loans that were acquired as part of the acquisition of ASB in 2012. Loan growth in 2012 was impacted by four acquisitions that were completed during the year. At December 31, 2013, total loans were 50.8% of deposits and 41.7% of total assets. At December 31, 2012, total loans were 44.5% of deposits and 35.5% of total assets.

The following table summarizes the Company’s loan portfolio by type of loan as of the dates indicated:

	December 31,
	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$1,279,777	16.5%	$771,114	14.9%	$406,433	10.8%	$409,426	11.7%	$392,975	11.6%
Real estate:
Construction, land development and other land loans	865,511	11.1%	550,768	10.6%	482,140	12.8%	502,327	14.4%	557,245	16.5%
1-4 family residential	1,870,365	24.1%	1,255,765	24.2%	1,007,266	26.7%	824,057	23.7%	709,101	21.0%
Home equity	261,355	3.4%	186,801	3.6%	146,999	3.9%	118,781	3.4%	117,661	3.5%
Commercial real estate (including multifamily residential)(1)	2,753,797	35.2%	1,990,642	38.5%	1,441,226	38.3%	1,370,649	39.4%	1,339,219	39.7%
Farmland	332,648	4.3%	211,156	4.1%	136,008	3.6%	98,871	2.8%	93,288	2.8%
Agriculture	198,610	2.6%	74,481	1.4%	34,226	0.9%	41,881	1.2%	42,241	1.3%
Consumer (net of unearned discount)	146,942	1.9%	103,725	2.0%	78,187	2.1%	87,977	2.5%	102,436	3.0%
Other	66,216	0.9%	35,488	0.7%	33,421	0.9%	31,054	0.9%	22,537	0.6%

Total loans(2)(3)	$7,775,221	100.0%	$5,179,940	100.0%	$3,765,906	100.0%	$3,485,023	100.0%	$3,376,703	100.0%

(1)	Commercial real estate loans include approximately $1.49 billion and $1.05 billion of owner-occupied loans for the years ended December 31, 2013 and 2012, respectively.
(2)	Includes loans held for sale of $2.2 million and $10.4 million at December 31, 2013 and 2012, respectively. There were no loans held for sale at December 31, 2011, 2010 or 2009.
(3)	Includes net of accretable fair value discounts on acquired loans of $97.7 million and $63.6 million at December 31, 2013 and 2012, respectively.

The Company’s commercial real estate loans (including multifamily residential) increased $763.2 million to $2.75 billion at December 31, 2013 from $1.99 billion at December 31, 2012. This increase was primarily related to the three acquisitions previously discussed. The Company’s commercial real estate loans increased $549.4 million to $1.99 billion at December 31, 2012 from $1.44 billion at December 31, 2011. The Company offers a variety of commercial lending products including term loans and lines of credit.

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

All loans over $1.0 million and below $3.5 million are evaluated and acted upon on a daily basis by two of the company-wide loan concurrence officers. All loans above $3.5 million are evaluated and acted upon by an officers’ loan committee which meets weekly. In addition to the officers’ loan committee evaluation, loans from $25.0 million to $50.0 million are evaluated and acted upon by the directors’ loan committee which consists of three directors of the Bank and meets as necessary. Loans over $50.0 million are evaluated and acted upon by the Bank’s Board of Directors either at a regularly scheduled monthly board meeting or by teleconference or written consent.

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

Commercial Real Estate. The Company makes commercial real estate loans collateralized by owner-occupied and nonowner-occupied real estate to finance the purchase of real estate. The Company’s commercial real estate loans are collateralized by first liens on real estate, typically have variable interest rates (or five year or less fixed rates) and amortize over a 15 to 20 year period. Payments on loans secured by nonowner-occupied properties are often dependent on the successful operation or management of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than other types of loans. The Company seeks to minimize these risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition in connection with underwriting these loans. The underwriting analysis also includes credit verification, analysis of global cash flow, appraisals and a review of the financial condition of the borrower.

1-4 Family Residential Loans. The Company’s lending activities also include the origination of 1-4 family residential mortgage loans (including home equity loans) collateralized by owner-occupied residential properties located in the Company’s market areas. The Company offers a variety of mortgage loan portfolio products which generally are amortized over five to 25 years. Loans collateralized by 1-4 family residential real estate generally have been originated in amounts of no more than 89% of appraised value or have mortgage insurance. The Company requires mortgage title insurance and hazard insurance. The Company retains these portfolio loans for its own account rather than selling them into the secondary market. By doing so, the Company incurs interest rate risk as well as the risks associated with nonpayments on such loans. The Company’s Home Loan Center offers a variety of mortgage loan products which are generally amortized over 30 years, including FHA and VA loans. The Company sells the loans originated by the Home Loan Center into the secondary market.

Construction, Land Development and Other Land Loans. The Company makes loans to finance the construction of residential and, to a lesser extent, nonresidential properties. Construction loans generally are collateralized by first liens on real estate and have floating interest rates. The Company conducts periodic inspections, either directly or through an agent, prior to approval of periodic draws on these loans. Underwriting guidelines similar to those described above are also used in the Company’s construction lending activities. Construction loans involve additional risks attributable to the fact that loan funds are advanced upon the security of a project under construction, and the project is of uncertain value prior to its completion. Because of uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation on real property, it can be difficult to accurately evaluate the total funds required to complete a project and the related loan to value ratio. As a result of these uncertainties, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If the Company is forced to foreclose on a project prior to completion, there is no assurance that the Company will be able to recover all of the unpaid portion of the loan. In addition, the Company may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time. While the Company has underwriting procedures designed to identify what it believes to be acceptable levels of risks in construction lending, no assurance can be given that these procedures will prevent losses from the risks described above.

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

Consumer Loans. Consumer loans made by the Company include direct “A”-credit automobile loans, recreational vehicle loans, boat loans, home improvement loans, personal loans (collateralized and uncollateralized) and deposit account collateralized loans. The terms of these loans typically range from 12 to 180 months and vary based upon the nature of collateral and size of loan. Generally, consumer loans entail greater risk than do real estate secured loans, particularly in the case of consumer loans that are unsecured or collateralized by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan balance. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws may limit the amount which can be recovered on such loans.

The contractual maturity ranges of the commercial and industrial, construction, land development and other land loans, 1-4 family residential (including home equity), commercial real estate (including multi-family residential), agriculture (including farmland) and consumer and other portfolios and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of December 31, 2013 are summarized in the following table. Contractual maturities are based on contractual amounts outstanding and do not include loan purchase discounts of $133.3 million or loans held for sale of $2.2 million at December 31, 2013:

	One Year or Less	Through Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial and industrial	$505,151	$472,113	$335,844	$1,313,108
Real estate:
Construction, land development and other land loans	280,838	172,245	421,675	874,758
1-4 family residential (includes home equity)	30,352	134,488	1,976,539	2,141,379
Commercial (includes multi-family residential)	113,892	498,971	2,209,798	2,822,661
Agriculture (includes farmland)	172,535	72,384	294,350	539,269
Consumer and other	68,314	95,742	51,072	215,128

Total	$1,171,082	$1,445,943	$5,289,278	$7,906,303

Loans with a predetermined interest rate	$373,155	$721,115	$2,356,926	$3,451,196
Loans with a floating interest rate	797,927	724,828	2,932,352	4,455,107

Total	$1,171,082	$1,445,943	$5,289,278	$7,906,303

Nonperforming Assets

Nonperforming assets include loans on nonaccrual status, accruing loans 90 days past due or more, and real estate which has been acquired through foreclosure and is awaiting disposition. Nonperforming assets do not include purchased loans that were identified upon acquisition as having experienced credit deterioration since origination (“purchased credit impaired loans” or “PCI”).

The Company has several procedures in place to assist it in maintaining the overall quality of its loan portfolio. The Company has established underwriting guidelines to be followed by its officers, and the Company also monitors its delinquency levels for any negative or adverse trends. There can be no assurance, however, that the Company’s loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general economic conditions.

As part of the on-going monitoring of the Company’s loan portfolio and the methodology for calculating the allowance for credit losses, management grades each loan from 1 to 9. Depending on the grade, loans in the same grade are aggregated and a loss factor is applied to the total loans in the group to determine the allowance for credit losses. For certain loans in risk grades 7 to 9, a specific reserve may be taken.

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

The Company’s conservative lending approach has resulted in sound asset quality. The Company had $22.5 million in nonperforming assets at December 31, 2013 compared with $13.0 million at December 31, 2012 and $12.1 million at December 31, 2011. The nonperforming assets at December 31, 2013 consisted of 40 separate credits or ORE properties. If interest on nonaccrual loans had been accrued under the original loan terms, approximately $440 thousand, $270 thousand and $253 thousand would have been recorded as income for the years ended December 31, 2013, 2012 and 2011, respectively.

The following table presents information regarding past due loans and nonperforming assets at the dates indicated:

	December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Nonaccrual loans	$10,231	$5,382	$3,578	$4,439	$6,079
Accruing loans 90 or more days past due	4,947	331	—	189	2,332

Total nonperforming loans	15,178	5,713	3,578	4,628	8,411
Repossessed assets	27	68	146	161	116
Other real estate	7,299	7,234	8,328	11,053	7,829

Total nonperforming assets	$22,504	$13,015	$12,052	$15,842	$16,356

Nonperforming assets to total loans and other real estate	0.29%	0.25%	0.32%	0.45%	0.48%

Allowance for Credit Losses

The following table presents, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Average loans outstanding	$6,202,897	$4,514,171	$3,648,701	$3,394,502	$3,455,761

Gross loans outstanding at end of period	$7,775,221	$5,179,940	$3,765,906	$3,485,023	$3,376,703

Allowance for credit losses at beginning of period	$52,564	$51,594	$51,584	$51,863	$36,970
Provision for credit losses	17,240	6,100	5,200	13,585	28,775
Charge-offs:
Commercial and industrial	(672)	(674)	(1,694)	(2,863)	(3,816)
Real estate and agriculture	(1,423)	(4,337)	(3,927)	(10,549)	(8,585)
Consumer and other	(3,398)	(2,885)	(1,229)	(2,071)	(2,998)
Recoveries:
Commercial and industrial	348	815	481	346	275
Real estate and agriculture	1,330	342	472	444	236
Consumer and other	1,293	1,609	707	829	1,006

Net charge-offs	(2,522)	(5,130)	(5,190)	(13,864)	(13,882)

Allowance for credit losses at end of period	$67,282	$52,564	$51,594	$51,584	$51,863

Ratio of allowance to end of period loans	0.87%	1.01%	1.37%	1.48%	1.54%
Ratio of net charge-offs to average loans	0.04%	0.11%	0.14%	0.41%	0.40%
Ratio of allowance to end of period nonperforming loans	443.3%	920.1%	1442.0%	1114.6%	616.6%

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

•

for construction, land development and other land loans, the perceived feasibility of the project including the ability to sell developed lots or improvements constructed for resale or the ability to lease property constructed for lease, the quality and nature of contracts for presale or prelease, if any, experience and ability of the developer and loan to value ratio;

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

Loans acquired were initially recorded at fair value, which included an estimate of credit losses expected to be realized over the remaining lives of the loans, and therefore no corresponding allowance for loan losses was recorded for these loans at acquisition. Methods utilized to estimate the required allowance for loan losses for acquired loans not deemed credit-impaired at acquisition are similar to originated loans; however, the estimate of loss is based on the unpaid principal balance less the remaining purchase discount.

At December 31, 2013, the allowance for credit losses totaled $67.3 million, or 0.87% of total loans. At December 31, 2012, the allowance aggregated $52.6 million or 1.01% of total loans and at December 31, 2011, the allowance was $51.6 million or 1.37% of total loans. The allowance for loans losses as a percentage of total loans decreased 14 basis points at December 31, 2013 compared to December 31, 2012, due to acquired loans. At December 31, 2013 and 2012, no allowance was required for acquired loans not deemed credit-impaired and $87.8 million and $56.2 million of purchase discounts remained, respectively. Purchased credit impaired (PCI) loans are not considered nonperforming loans. PCI loans had $45.5 million and $23.8 million of purchase discounts outstanding at December 31, 2013 and 2012, respectively, of which $9.9 million and $7.5 million, respectively, is considered accretable. No impairment charges or related allowances were required in 2013 or 2012 for acquired PCI loans.

The following table shows the allocation of the allowance for credit losses among various categories of loans and certain other information as of the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any loan category.

	December 31,
	2013		2012		2011		2010		2009
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars in thousands)
Balance of allowance for credit losses applicable to:
Commercial and industrial	$8,167	16.5%	$5,777	14.9%	$3,826	10.8%	$3,891	11.6%	$5,107	11.6%
Real estate	56,234	73.9%	45,458	76.9%	46,587	85.3%	46,446	83.4%	44,799	83.4%
Agriculture	1,229	6.8%	764	5.5%	123	0.9%	92	1.3%	221	1.3%
Consumer and other	1,652	2.8%	565	2.7%	1,058	3.0%	1,155	3.7%	1,736	3.7%

Total allowance for credit losses	$67,282	100.0%	$52,564	100.0%	$51,594	100.0%	$51,584	100.0%	$51,863	100.0%

The Company believes that the allowance for credit losses at December 31, 2013, is adequate to cover estimated losses in the loan portfolio as of such date. There can be no assurance, however, that the Company will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at December 31, 2013.

Securities

The Company uses its securities portfolio to manage interest rate risk and as a source of income and liquidity for cash requirements. At December 31, 2013, the carrying amount of investment securities totaled $8.22 billion, an increase of $782.4 million or 10.5% compared with $7.44 billion at December 31, 2012. The increase in the securities portfolio during 2013 was due to the three acquisitions completed during the year. At December 31, 2013, securities represented 44.1% of total assets compared with 51.0% of total assets at December 31, 2012.

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

The following table summarizes the carrying value by classification of securities as of the dates shown:

	December 31,
	2013		2012		2011
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$28,578	$29,375	$34,743	$36,434	$37,060	$39,076
Collateralized mortgage obligations	483	489	616	604	786	765
Mortgage-backed securities	108,316	115,137	168,701	180,416	254,965	273,206
Other securities	12,589	12,477	8,786	9,216	8,778	9,269

Total	$149,966	$157,478	$212,846	$226,670	$301,589	$322,316

Held to Maturity
U.S. Treasury securities and obligations of
U.S. Government agencies	$62,931	$62,042	$7,061	$7,221	$8,696	$9,151
States and political subdivisions	426,335	427,304	391,510	398,230	37,914	38,912
Corporate debt securities	513	518	1,500	1,528	1,500	1,614
Collateralized mortgage obligations	50,034	50,993	125,912	128,166	281,778	286,637
Mortgage-backed securities	7,514,257	7,432,444	6,676,512	6,868,201	3,993,832	4,141,732
Qualified School Construction Bonds (QSCB)	12,900	14,041	12,900	15,349	12,900	14,942

Total	$8,066,970	$7,987,342	$7,215,395	$7,418,695	$4,336,620	$4,492,988

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

Management does not intend to sell any debt securities or more likely than not will not be required to sell any debt securities before their anticipated recovery, at which time the Company will receive full value for the securities. Furthermore, as of December 31, 2013, management does not have the intent to sell any of the securities classified as available for sale and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. As of December 31, 2013, management believes any impairment in the Company’s securities is temporary and no impairment loss has been realized in the Company’s consolidated statement of income. The Company recorded no other-than-temporary impairment charges in 2011, 2012 or 2013.

The following table summarizes the contractual maturity of securities and their weighted average yields as of December 31, 2013. The contractual maturity of a mortgage-backed security is the date at which the last underlying mortgage matures. Available for sale securities are shown at fair value and held to maturity securities are shown at amortized cost. Other securities are included in the corporate debt securities category. For purposes of the table below, tax-exempt states and political subdivisions are calculated on a tax equivalent basis.

	December 31, 2013
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$1,015	0.72%	$19,545	0.29%	$42,371	2.29%	$—	—	$62,931	1.64%
States and political subdivisions	27,403	2.02%	143,626	0.77%	207,003	2.32%	77,678	3.67%	455,710	2.04%
Corporate debt securities and other	12,990	2.35%	—	—	—	—	—	—	12,990	2.35%
Collateralized mortgage obligations	—	—	327	3.76%	46,771	3.56%	3,425	2.84%	50,523	3.51%
Mortgage-backed securities	1,622	3.59%	202,215	4.41%	1,356,912	3.34%	6,068,645	2.13%	7,629,394	2.41%
Qualified School Construction Bonds (QSCB)	—	—	—	—	—	—	12,900	1.58%	12,900	1.58%

Total	$43,030	2.15%	$365,713	2.76%	$1,653,057	3.19%	$6,162,648	3.33%	$8,224,448	2.39%

The contractual maturity of mortgage-backed securities and collateralized mortgage obligations is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities monthly pay downs cause the average lives of the securities to be much different than their stated lives. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and consequently, the average life of this security will be lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security. The weighted average life of the Company’s complete portfolio is 4.33 years with a modified duration of 3.94 years at December 31, 2013.

At December 31, 2013 and 2012, the Company did not own securities of any one issuer (other than the U.S. government and its agencies) for which aggregate adjusted cost exceeded 10% of the consolidated shareholders’ equity at such respective dates.

The average tax equivalent yield of the securities portfolio was 2.39% as of December 31, 2013 compared with 2.45% as of December 31, 2012 and 3.41% as of December 31, 2011. The average yield excluding the tax equivalent adjustment was 2.05% for the year ended December 31, 2013. Both decreases in yields were primarily due to the Company reinvesting funds at lower rates in 2013 and 2012 compared to 2012 and 2011, respectively. The overall non-acquisition growth in the average securities portfolio over the comparable periods was primarily funded by deposit growth.

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

Unlike U.S. Treasury and U.S. government agency securities, which have a lump sum payment at maturity, mortgage-backed securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. Premiums and discounts on mortgage-backed securities are amortized over the expected life of the security and may be impacted by prepayments. As such, mortgage-backed securities which are purchased at a premium will generally suffer decreasing net yields as interest rates drop because home owners tend to refinance their mortgages resulting in prepayments and an acceleration of premium amortization. Securities purchased at a discount will obtain higher net yields in a decreasing interest rate environment as prepayments result in a acceleration of discount accretion. At December 31, 2013, 79.6% of the mortgage-backed securities held by the Company had contractual final maturities of more than ten years with a weighted average life of 4.86 years.

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

Total deposits at December 31, 2013, were $15.29 billion, an increase of $3.65 billion or 31.3% compared with $11.64 billion at December 31, 2012 due primarily to the three acquisitions completed during 2013 which added approximately $3.35 billion in deposits. Excluding these acquisitions, deposits increased 2.5% for the year ended December 31, 2013, compared to their level at December 31, 2012. Total deposits at December 31, 2012, were $11.64 billion, an increase of $3.58 million or 44.4% compared with $8.06 billion at December 31, 2011. Noninterest-bearing deposits at December 31, 2013, were $4.11 billion compared with $3.02 billion at December 31, 2012, an increase of $1.09 billion or 36.2%. Noninterest-bearing deposits at December 31, 2012, were $3.02 billion compared with $1.97 billion at December 31, 2011, an increase of $1.04 billion or 52.9%. Interest-bearing deposits at December 31, 2013, were $11.18 billion, up $2.56 billion or 29.6% compared with $8.63 billion at December 31, 2012. Interest-bearing deposits at December 31, 2012, were $8.63 billion, up $2.54 billion or 41.7% compared with $6.09 billion at December 31, 2011.

The daily average balances and weighted average rates paid on deposits for each of the years ended December 31, 2013, 2012 and 2011 are presented below:

	Years Ended December 31,
	2013		2012		2011
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Interest-bearing checking	$2,651,320	0.30%	$1,979,345	0.42%	$1,393,501	0.53%
Regular savings	1,398,274	0.21%	907,766	0.22%	472,983	0.32%
Money market savings	2,839,049	0.32%	2,266,490	0.38%	1,948,752	0.53%
Time deposits	2,530,065	0.61%	2,152,382	0.73%	2,135,858	1.02%

Total interest-bearing deposits	9,418,708	0.37%	7,305,983	0.47%	5,951,094	0.69%
Noninterest-bearing deposits	3,345,594	—	2,442,860	—	1,800,102	—

Total deposits	$12,764,302	0.28%	$9,748,843	0.35%	$7,751,196	0.53%

The Company’s ratio of average noninterest-bearing deposits to average total deposits for the years ended December 31, 2013, 2012, and 2011 was 26.2%, 20.3%, and 23.2%, respectively.

The following table sets forth the amount of the Company’s certificates of deposit that are $100,000 or greater by time remaining until maturity (dollars in thousands):

Three months or less	$401,488	25.5%
Over three through six months.	818,602	52.2%
Over six through 12 months	243,024	15.5%
Over 12 months	106,009	6.8%

Total	$1,569,123	100.0%

Other Borrowings

The Company utilizes borrowings to supplement deposits to fund its lending and investment activities. Borrowings consist of funds from the Federal Home Loan Bank (“FHLB”) and securities sold under repurchase agreements.

The following table presents the Company’s borrowings at December 31, 2013 and 2012:

	FHLB Advances	FHLB Long-Term Notes Payable	Securities Sold Under Repurchase Agreements
	(Dollars in thousands)
December 31, 2013
Amount outstanding at year-end	$—	$10,689	$364,357
Weighted average interest rate at year-end	0.00%	5.24%	0.27%
Maximum month-end balance during the year	855,000	51,768	520,276
Average balance outstanding during the year	449,350	21,275	443,231
Weighted average interest rate during the year	0.09%	5.21%	0.27%
December 31, 2012
Amount outstanding at year-end	$245,000	$11,753	$454,502
Weighted average interest rate at year-end	0.17%	5.22%	0.27%
Maximum month-end balance during the year	870,000	12,790	478,293
Average balance outstanding during the year	404,628	12,297	263,689
Weighted average interest rate during the year	0.19%	4.86%	0.27%

FHLB advances and long-term notes payable—The Company has an available line of credit with the FHLB of Dallas, which allows the Company to borrow on a collateralized basis. FHLB advances are considered short-term, overnight borrowings and used to manage liquidity as needed. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At December 31, 2013, the Company had total funds of $4.67 billion available under this agreement of which a total amount of $10.7 million was outstanding. At December 31, 2013, there were no short-term overnight FHLB advances outstanding. Long-term notes payable were $10.7 million at December 31, 2013, with an average interest rate of 5.24%. The maturity dates on the FHLB notes payable range from the years 2014 to 2028 and have interest rates ranging from 4.08% to 6.10%.

Securities sold under repurchase agreements—At December 31, 2013, the Company had $364.4 million in securities sold under repurchase agreements compared with $454.5 million at December 31, 2012 with weighted average rates paid of 0.27% for each of the years ended December 31, 2013 and 2012, respectively. Repurchase agreements with banking customers are generally settled on the following business day. Approximately, $62.8 million of repurchase agreements outstanding at December 31, 2013, have maturity dates ranging from 6 to 48 months. All securities sold under agreements to repurchase are collateralized by certain pledged securities.

Junior Subordinated Debentures

At both December 31, 2013 and 2012, the Company had outstanding $124.2 million and $85.1 million, respectively, in junior subordinated debentures issued to the Company’s unconsolidated subsidiary trusts. On November 1, 2013, the Company acquired FVNB Corp. and assumed FVNB Capital Trust II and FVNB Capital Trust III. On March 7, 2011, the Company redeemed $7.2 million in junior subordinated debentures held by TXUI Statutory Trust I that bore a fixed interest rate of 10.60%. A penalty of $383 thousand was incurred in connection with the payoff and recorded as interest expense.

A summary of pertinent information related to the Company’s nine issues of junior subordinated debentures outstanding at December 31, 2013 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate(1)	Junior Subordinated Debt Owed to Trusts	Maturity Date(2)
	(Dollars in thousands)
Prosperity Statutory Trust II	July 31, 2001	$15,000	3 month LIBOR +3.58%, not to exceed 12.50%	$15,464	July 31, 2031

Prosperity Statutory Trust III	August 15, 2003	12,500	3 month LIBOR +3.00%	12,887	September 17, 2033

Prosperity Statutory Trust IV	December 30, 2003	12,500	3 month LIBOR +2.85%	12,887	December 30, 2033

SNB Capital Trust IV	September 25, 2003	10,000	3 month LIBOR +3.00%	10,310	September 25, 2033

TXUI Statutory Trust II	December 19, 2003	5,000	3 month LIBOR +2.85%	5,155	December 19, 2033

TXUI Statutory Trust III	November 30, 2005	15,500	3 month LIBOR +1.39%	15,980	December 15, 2035

TXUI Statutory Trust IV	March 31, 2006	12,000	3 month LIBOR +1.39%	12,372	June 30, 2036

FVNB Capital Trust II(3)	June 14, 2005	18,000	3 month LIBOR +1.68%	18,557	June 15, 2035

FVNB Capital Trust III(3)	June 23, 2006	20,000	3 month LIBOR +1.60%	20,619	July 7, 2036

				$124,231

(1)	The 3-month LIBOR in effect as of December 31, 2013 was 0.244%.
(2)	All debentures are callable five years from issuance date.
(3)	Assumed in connection with the FVNB acquisition on November 1, 2013.

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

The Company utilizes static balance sheet rate shocks to estimate the potential impact on net interest income of changes in interest rates under various rate scenarios. This analysis estimates a percentage of change in the metric from the stable rate base scenario versus alternative scenarios of rising and falling market interest rates by instantaneously shocking a static balance sheet. The following table summarizes the simulated change in net interest income over a 12-month horizon as of December 31, 2013:

Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income
+200	(2.6)%
+100	0.1%
Base	0.0%
-100	(3.8)%

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

Liquidity

Liquidity involves the Company’s ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate the Company on an ongoing basis and manage unexpected events. During 2012 and 2013, the Company’s liquidity needs have primarily been met by growth in core deposits, security and loan maturities and amortizing investment and loan portfolios. Although access to purchased funds from correspondent banks and overnight advances from the FHLB of Dallas are available and have been utilized on occasion to take advantage of investment opportunities, the Company does not generally rely on these external funding sources.

The following table illustrates, during the years presented, the mix of the Company’s funding sources and the average assets in which those funds are invested as a percentage of the Company’s average total assets for the period indicated. Average assets totaled $16.26 billion for 2013 compared to $12.43 billion for 2012.

	2013	2012
Source of Funds:
Deposits:
Noninterest-bearing	20.58%	19.65%
Interest-bearing	57.94%	58.77%
Junior subordinated debentures	0.56%	0.68%
Securities sold under repurchase agreements	2.73%	2.12%
Other borrowings	2.90%	3.35%
Other noninterest-bearing liabilities	0.66%	0.59%
Shareholders’ equity	14.63%	14.84%

Total	100.00%	100.00%

Uses of Funds:
Loans	38.16%	36.31%
Securities	48.80%	51.20%
Federal funds sold and other interest-earning assets	0.31%	0.55%
Other noninterest-earning assets	12.73%	11.94%

Total	100.00%	100.00%

Average noninterest-bearing deposits to average deposits	26.21%	25.06%
Average loans to average deposits	48.60%	46.30%

The Company’s largest source of funds is deposits and its largest uses of funds are securities and loans. The Company does not expect a change in the source or use of its funds in the foreseeable future. The Company’s average loans increased 37.4% for the year ended December 31, 2013 compared with the year ended December 31, 2012. The Company predominantly invests excess deposits in government backed securities until the funds are needed to fund loan growth. The Company’s securities portfolio has a weighted average life of 4.33 years and a modified duration of 3.94 years at December 31, 2013.

As of December 31, 2013, the Company had outstanding $1.52 billion in commitments to extend credit and $47.1 million in commitments associated with outstanding standby letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of December 31, 2013, the Company had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

As of December 31, 2013, the Company had cash and cash equivalents of $381.4 million compared with $326.3 million at December 31, 2012. The increase was primarily due to the three acquisitions completed during 2013.

Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of December 31, 2013 (other than deposit obligations and securities sold under repurchase agreements). The Company’s future cash payments associated with its contractual obligations pursuant to its junior subordinated debentures, FHLB notes payable and operating leases as of December 31, 2013 are summarized below. Payments for junior subordinated debentures include interest of $65.4 million that will be paid over the future periods. The future interest payments were calculated using the current rate in effect at December 31, 2013. The current principal balance of the junior subordinated debentures at December 31, 2013 was $124.2 million. Payments for FHLB notes payable include interest of $2.4 million that will be paid over the future periods. Payments related to leases are based on actual payments specified in underlying contracts.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Junior subordinated debentures	$3,009	$6,017	$6,016	$170,540	$185,582
Federal Home Loan Bank notes payable	1,590	3,456	5,665	2,337	13,048
Operating leases	5,747	7,806	3,405	6,532	23,490

Total	$10,346	$17,279	$15,086	$179,409	$222,120

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

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit expiring by period as of December 31, 2013 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$41,140	$5,904	$83	$—	$47,127
Commitments to extend credit	935,847	154,367	77,998	348,841	1,517,053

Total	$976,987	$160,271	$78,081	$348,841	$1,564,180

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

Total shareholders’ equity increased to $2.79 billion at December 31, 2013, compared with $2.09 billion at December 31, 2012, an increase of $697.4 million or 33.4%. This increase was primarily the result of net income of $221.4 million and common stock issued in connection with acquisitions of $524.6 million, partially offset by dividends paid on the common stock of $54.0 million.

The following table provides a comparison of the Company’s and the Bank’s leverage and risk-weighted capital ratios as of December 31, 2013 to the minimum and well-capitalized regulatory standards:

	Minimum Required For Capital Adequacy Purposes		To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio at December 31, 2013
The Company
Leverage ratio	3.00	%(1)	N/A	7.42%
Tier 1 risk-based capital ratio	4.00%		N/A	13.27%
Total risk-based capital ratio	8.00%		N/A	14.02%
The Bank
Leverage ratio	3.00	%(2)	5.00%	7.24%
Tier 1 risk-based capital ratio	4.00%		6.00%	12.95%
Total risk-based capital ratio	8.00%		10.00%	13.70%

(1)	The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.
(2)	The FDIC may require the Bank to maintain a leverage ratio above the required minimum.

As of December 31, 2013, all trust preferred securities were counted as Tier 1 capital. Under the Dodd-Frank Act, the Company must deduct from Tier  1 capital 75% of all trust preferred securities in 2015 and all trust preferred securities in 2016.

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

The financial statements, the report thereon, the notes thereto and supplementary data commence at page 73 of this Annual Report on Form 10-K.

The following table presents certain unaudited consolidated quarterly financial information concerning the Company’s results of operations for each of the two years indicated below. The information should be read in conjunction with the historical consolidated financial statements of the Company and the notes thereto appearing elsewhere in this Annual Report on Form 10-K.

CONSOLIDATED QUARTERLY FINANCIAL DATA OF THE COMPANY

	Quarter Ended 2013
	December 31	September 30	June 30	March 31
	(Dollars in thousands, except per share data)
	(unaudited)
Interest income	$155,751	$136,213	$129,302	$118,031
Interest expense	10,282	9,680	10,560	9,949

Net interest income	145,469	126,533	118,742	108,082
Provision for credit losses	7,865	4,025	2,550	2,800

Net interest income after provision	137,604	122,508	116,192	105,282
Noninterest income	25,158	21,554	25,274	23,441
Noninterest expense	68,592	61,537	61,300	55,767

Income before income taxes	94,170	82,525	80,166	72,956
Provision for income taxes	31,199	27,247	26,322	23,651

Net income	$62,971	$55,278	$53,844	$49,305

Earnings per share(1):
Basic	$0.98	$0.92	$0.89	$0.87

Diluted	$0.98	$0.91	$0.89	$0.86

	Quarter Ended 2012
	December 31	September 30	June 30	March 31
	(Dollars in thousands, except per share data)
	(unaudited)
Interest income	$117,719	$117,633	$92,874	$91,616
Interest expense	9,418	10,740	9,208	9,770

Net interest income	108,301	106,893	83,666	81,846
Provision for credit losses	3,550	1,800	600	150

Net interest income after provision	104,751	105,093	83,066	81,696
Noninterest income	24,106	23,828	13,656	13,945
Noninterest expense	56,968	60,242	40,788	40,459

Income before income taxes	71,889	68,679	55,934	55,182
Provision for income taxes	23,623	22,503	18,962	18,695

Net income	$48,266	$46,176	$36,972	$36,487

Earnings per share(1):
Basic	$0.86	$0.83	$0.78	$0.77

Diluted	$0.85	$0.82	$0.78	$0.77

(1)	Earnings per share are computed independently for each of the quarters presented and therefore may not total earnings per share for the year.

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of December 31, 2013, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” (1992) issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission. This assessment included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2013.

Deloitte & Touche LLP the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2013. The report is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Compliance with Designated Laws and Regulations

Management is also responsible for ensuring compliance with the federal laws and regulations concerning loans to insiders and the federal and state laws and regulations concerning dividend restrictions, both of which are designated by the FDIC as safety and soundness laws and regulations.

Management assessed its compliance with the designated safety and soundness laws and regulations and has maintained records of its determinations and assessments as required by the FDIC. Based on this assessment, management believes that the Company has complied with the designated safety and soundness laws and regulations for the year ended December 31, 2013.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Prosperity Bancshares, Inc.

Houston, Texas

We have audited the internal control over financial reporting of Prosperity Bancshares, Inc. and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated February 28, 2014 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Houston, Texas

February 28, 2014

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the information under the captions “Election of Directors,” “Continuing Directors and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance—Committees of the Board—Audit Committee,” “Corporate Governance—Director Nomination Process” and “Corporate Governance—Code of Ethics” in the Company’s definitive Proxy Statement for its 2014 Annual Meeting of Shareholders (the “2014 Proxy Statement”) to be filed with the Commission pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information under the captions “Executive Compensation and Other Matters” and “Director Compensation” in the 2014 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Certain information required by this Item 12 is included under “Securities Authorized for Issuance under Equity Compensation Plans” in Part II, Item 5 of this Annual Report on Form 10-K. The other information required by this Item is incorporated herein by reference to the information under the caption “Beneficial Ownership of Common Stock by Management of the Company and Principal Shareholders” in the 2014 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information under the captions “Corporate Governance—Director Independence” and “Certain Relationships and Related Transactions” in the 2014 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information under the caption “Fees and Services of Independent Registered Public Accounting Firm” in the 2014 Proxy Statement.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements. Reference is made to the Consolidated Financial Statements, the report thereon and the notes thereto commencing at page 73 of this Annual Report on Form 10-K. Set forth below is a list of such Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Income for the Years Ended December 31, 2013, 2012, and 2011

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2013, 2012 and 2011

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011

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

Each exhibit marked with an asterisk is filed or furnished with this Annual Report on Form 10-K as noted below.

Exhibit Number(1)		Description
3.1	—	Amended and Restated Articles of Incorporation of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267))

3.2	—	Articles of Amendment to Amended and Restated Articles of Incorporation of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

3.3	—	Amended and Restated Bylaws of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 19, 2007)

4.1	—	Form of certificate representing shares of Prosperity Bancshares, Inc. common stock (incorporated herein by reference to Exhibit 4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267))

10.1†	—	Prosperity Bancshares, Inc. 1995 Stock Option Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267))

10.2†	—	Prosperity Bancshares, Inc. 1998 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267))

10.3†	—	Prosperity Bancshares, Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4 (Registration No. 333-121767))

Exhibit Number(1)		Description
10.4†	—	Second Amended and Restated Employment Agreement effective January 1, 2009 by and among Prosperity Bancshares, Inc., Prosperity Bank and David Zalman (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 7, 2009)

10.5†	—	First Amendment to the Second Amended and Restated Employment Agreement effective February 22, 2012 by and among Prosperity Bancshares, Inc., Prosperity Bank and H. E. Timanus, Jr. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 24, 2012)

10.6†	—	Second Amended and Restated Employment Agreement effective January 1, 2009 by and among Prosperity Bancshares, Inc., Prosperity Bank and H. E. Timanus, Jr. (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed January 7, 2009)

10.7†	—	Amended and Restated Employment Agreement effective January 1, 2009 by and among Prosperity Bancshares, Inc., Prosperity Bank and David Hollaway (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 7, 2009)

10.8†	—	SNB Bancshares, Inc. 2002 Stock Option Plan, as amended and restated (incorporated herein by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (Registration No. 333-133214))

10.9†	—	Prosperity Bancshares, Inc. 2012 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 23, 2012)

10.10	—	Agreement and Plan of Reorganization by and between Prosperity Bancshares, Inc. and American State Financial Corporation dated February 26, 2012 (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 27, 2012)

21.1*	—	Subsidiaries of Prosperity Bancshares, Inc.

23.1*	—	Consent of Deloitte & Touche LLP

31.1*	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	—	Interactive financial data

†	Management contract or compensatory plan or arrangement.
*	Filed with this Annual Report on Form 10-K.
**	Furnished with this Annual Report on Form 10-K.
(1)	The Company has other long-term debt agreements that meet the exclusion set forth in Section 601(b)(4)(iii)(A) of Regulation S-K. The Company hereby agrees to furnish a copy of such agreements to the Commission upon request.

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

Date: February 28, 2014

PROSPERITY BANCSHARES, INC.® (Registrant)

By:	/s/ DAVID ZALMAN
David Zalman Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Positions	Date

/s/ DAVID ZALMAN David Zalman	Chairman of the Board and Chief Executive Officer (principal executive officer); Director	February 28, 2014

/s/ DAVID HOLLAWAY David Hollaway	Chief Financial Officer (principal financial officer and principal accounting officer)	February 28, 2014

/s/ JAMES A. BOULIGNY James A. Bouligny	Director	February 28, 2014

/s/ W. R. COLLIER W. R. Collier	Director	February 28, 2014

/s/ WILLIAM H. FAGAN, M.D. William Fagan, M.D.	Director	February 28, 2014

/s/ LEAH HENDERSON Leah Henderson	Director	February 28, 2014

/s/ NED S. HOLMES Ned S. Holmes	Director	February 28, 2014

/s/ PERRY MUELLER, JR., D.D.S. Perry Mueller, Jr., D.D.S.	Director	February 28, 2014

/s/ HARRISON STAFFORD II Harrison Stafford II	Director	February 28, 2014

/s/ ROBERT STEELHAMMER Robert Steelhammer	Director	February 28, 2014

/s/ H.E. TIMANUS, JR. H.E. Timanus, Jr.	Director	February 28, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Prosperity Bancshares, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheets of Prosperity Bancshares, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Prosperity Bancshares, Inc. and subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Houston, Texas

February 28, 2014

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(Dollars in thousands)
ASSETS
Cash and due from banks	$380,990	$325,952
Federal funds sold	400	352

Total cash and cash equivalents	381,390	326,304
Available for sale securities, at fair value	157,478	226,670
Held to maturity securities, at cost (fair value of $7,987,342 and $7,418,695, respectively)	8,066,970	7,215,395

Total securities	8,224,448	7,442,065
Loans held for sale	2,210	10,433
Loans held for investment	7,773,011	5,169,507

Total loans	7,775,221	5,179,940
Less: allowance for credit losses	(67,282)	(52,564)

Loans, net	7,707,939	5,127,376
Accrued interest receivable	49,246	42,337
Goodwill	1,671,520	1,217,162
Core deposit intangibles, net	42,049	26,159
Bank premises and equipment, net	282,925	205,268
Other real estate owned	7,299	7,234
Bank owned life insurance (BOLI)	160,056	109,108
Federal Home Loan Bank of Dallas stock	24,499	34,461
Other assets	90,657	46,099

TOTAL ASSETS	$18,642,028	$14,583,573

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$4,108,835	$3,016,205
Interest-bearing	11,182,436	8,625,639

Total deposits	15,291,271	11,641,844
Other borrowings	10,689	256,753
Securities sold under repurchase agreements	364,357	454,502
Junior subordinated debentures	124,231	85,055
Accrued interest payable	2,500	1,904
Other liabilities	62,162	54,126

Total liabilities	15,855,210	12,494,184
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $1 par value; 200,000,000 shares authorized; 66,085,179 and 56,484,234 shares issued at December 31, 2013 and December 31, 2012, respectively; 66,048,091 and 56,447,146 shares outstanding at December 31, 2013 and December 31, 2012, respectively	66,085	56,484
Capital surplus	1,798,862	1,274,290
Retained earnings	917,595	750,236
Accumulated other comprehensive income—net unrealized gain on available for sale securities, net of tax of $2,630 and $4,839, respectively	4,883	8,986
Less treasury stock, at cost, 37,088 shares	(607)	(607)

Total shareholders’ equity	2,786,818	2,089,389

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$18,642,028	$14,583,573

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2013	2012	2011
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$376,117	$271,324	$214,273
Securities	162,993	148,374	157,580
Federal funds sold	187	144	55

Total interest income	539,297	419,842	371,908

INTEREST EXPENSE:
Deposits	35,222	34,486	40,975
Junior subordinated debentures	2,551	2,593	2,984
Securities sold under repurchase agreements	1,201	705	369
Other borrowings	1,497	1,352	912

Total interest expense	40,471	39,136	45,240

NET INTEREST INCOME	498,826	380,706	326,668
PROVISION FOR CREDIT LOSSES	17,240	6,100	5,200

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	481,586	374,606	321,468

NONINTEREST INCOME:
Nonsufficient funds (NSF) fees	35,173	29,113	24,442
Credit card, debit card and ATM card income	22,463	21,057	15,391
Service charges on deposit accounts	12,864	11,112	9,981
Trust income	4,356	1,746	—
Mortgage income	4,038	2,681	211
Brokerage income	1,518	648	556
Net loss on sale of securities	—	—	(581)
Other	15,015	9,178	6,043

Total noninterest income	95,427	75,535	56,043

NONINTEREST EXPENSE:
Salaries and employee benefits	148,494	115,505	92,057
Net occupancy and equipment	18,934	16,475	14,634
Debit card, data processing and software amortization	11,908	9,445	6,823
Regulatory assessments and FDIC insurance	10,261	7,679	8,901
Core deposit intangibles amortization	6,145	7,229	7,780
Depreciation	10,593	8,923	8,150
Communications	9,471	8,158	6,946
Other real estate expense	711	1,810	1,501
Other	30,679	23,233	16,953

Total noninterest expense	247,196	198,457	163,745

INCOME BEFORE INCOME TAXES	329,817	251,684	213,766

PROVISION FOR INCOME TAXES	108,419	83,783	72,017

NET INCOME	$221,398	$167,901	$141,749

EARNINGS PER SHARE:
Basic	$3.66	$3.24	$3.03

Diluted	$3.65	$3.23	$3.01

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Net income	$221,398	$167,901	$141,749
Other comprehensive loss, before tax:
Securities available for sale:
Change in unrealized gain during period	(6,312)	(6,903)	(1,280)

Total other comprehensive loss	(6,312)	(6,903)	(1,280)
Deferred tax benefit related to other comprehensive income	2,209	2,417	448

Other comprehensive loss, net of tax	(4,103)	(4,486)	(832)

Comprehensive income	$217,295	$163,415	$140,917

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Income	Treasury Stock	Total Shareholders’ Equity
	Shares	Amount
	(In thousands, except share and per share data)
BALANCE AT DECEMBER 31, 2010	46,721,114	$46,721	$876,050	$515,871	$14,304	$(607)	$1,452,339
Net income				141,749			141,749
Other comprehensive loss					(832)		(832)
Common stock issued in connection with the exercise of stock options and restricted stock awards	226,301	226	3,949				4,175
Stock based compensation expense			3,576				3,576
Cash dividends declared, $0.72 per share				(33,742)			(33,742)

BALANCE AT DECEMBER 31, 2011	46,947,415	46,947	883,575	623,878	13,472	(607)	1,567,265
Net income				167,901			167,901
Other comprehensive loss					(4,486)		(4,486)
Common stock issued in connection with the exercise of stock options and restricted stock awards	189,402	190	3,383				3,573
Common stock issued in connection with the acquisition of Texas Bankers, Inc.	314,953	315	12,393				12,708
Common stock issued in connection with the acquisition of The Bank Arlington	135,347	135	6,064				6,199
Common stock issued in connection with the acquisition of American State Financial Corporation	8,524,835	8,525	349,774				358,299
Common stock issued in connection with the acquisition of Community National Bank	372,282	372	15,494				15,866
Stock based compensation expense			3,607				3,607
Cash dividends declared, $0.80 per share				(41,543)			(41,543)

BALANCE AT DECEMBER 31, 2012	56,484,234	56,484	1,274,290	750,236	8,986	(607)	2,089,389
Net income				221,398			221,398
Other comprehensive loss					(4,103)		(4,103)
Common stock issued in connection with the exercise of stock options and restricted stock awards	240,620	240	5,139				5,379
Common stock issued in connection with the acquisition of East Texas Financial Services, Inc.	530,940	531	21,769				22,300
Common stock issued in connection with the acquisition of Coppermark Bancshares, Inc.	3,258,718	3,259	151,172				154,431
Common stock issued in connection with the acquisition of FVNB Corp.	5,570,667	5,571	342,317				347,888
Stock based compensation expense			4,175				4,175
Cash dividends declared, $0.89 per share				(54,039)			(54,039)

BALANCE AT DECEMBER 31, 2013	66,085,179	$66,085	$1,798,862	$917,595	$4,883	$(607)	$2,786,818

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$221,398	$167,901	$141,749
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and core deposit intangibles amortization	16,738	16,152	15,930
Provision for credit losses	17,240	6,100	5,200
Deferred income tax expense	19,884	9,615	2,006
Net amortization of premium on investments	68,703	66,893	28,675
Loss on sale or write down of premises, equipment and other real estate	549	688	528
Loss on sale of securities	—	—	581
Net amortization of premium on deposits	(388)	(109)	(33)
Net accretion of discount on loans	(62,723)	(26,413)	—
Proceeds from sale of loans held for sale	168,784	91,798	—
Originations of loans held for sale	(163,072)	(88,461)	—
Stock based compensation expense	4,175	3,607	3,576
Decrease (increase) in accrued interest receivable and other assets	24,793	(38,095)	20,967
(Decrease) increase in accrued interest payable and other liabilities	(8,424)	138	(1,310)

Net cash provided by operating activities	307,657	209,814	217,869

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of held to maturity securities	2,125,086	1,796,741	1,301,230
Purchase of held to maturity securities	(2,702,521)	(3,659,045)	(1,478,721)
Proceeds from maturities, sales and principal paydowns of available for sale securities	3,523,871	1,724,322	1,255,715
Purchase of available for sale securities	(3,454,998)	(1,109,999)	(1,150,000)
Net increase in loans held for investment	(47,889)	(148,083)	(298,246)
Purchase of bank premises and equipment	(24,007)	(12,441)	(9,480)
Proceeds from sale of bank premises, equipment and other real estate	12,359	16,855	14,202
Net cash and cash equivalents acquired in the purchase of Texas Bankers, Inc.	—	44,550	—
Net cash and cash equivalents acquired in the purchase of The Bank Arlington	—	12,037	—
Net cash and cash equivalents acquired in the purchase of American State Financial Corporation	—	123,023	—
Net cash and cash equivalents acquired in the purchase of Community National Bank	—	10,305	—
Net cash and cash equivalents acquired in the purchase of East Texas Financial Services, Inc.	3,471	—	—
Net cash and cash equivalents acquired in the purchase of Coppermark Banchares, Inc.	288,795	—	—
Net cash and cash equivalents acquired in the purchase of FVNB Corp.	284,683	—	—

Net cash provided by (used in) investing activities	8,850	(1,201,735)	(365,300)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	177,362	336,997	299,036
Net (decrease) increase in interest-bearing deposits	(10,221)	480,866	306,665
Net (repayments of) proceeds from other short-term borrowings	(245,000)	245,000	(360,000)
Repayments of other long-term borrowings	(41,357)	(1,037)	(1,643)
Net (decrease) increase in securities sold under repurchase agreements	(93,545)	80,927	(5,776)
Redemption of junior subordinated debentures	—	—	(7,210)
Proceeds from stock option exercises	5,379	3,573	4,175
Payments of cash dividends	(54,039)	(41,543)	(33,742)

Net cash (used in) provided by financing activities	(261,421)	1,104,783	201,505

NET INCREASE IN CASH AND CASH EQUIVALENTS	55,086	112,862	54,074
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	326,304	213,442	159,368

CASH AND CASH EQUIVALENTS, END OF PERIOD	$381,390	$326,304	$213,442

NONCASH ACTIVITIES:
Stock issued in connection with the Texas Bankers, Inc. acquisition	$—	$12,708	$—
Stock issued in connection with the The Bank Arlington acquisition	—	6,199	—
Stock issued in connection with the American State Financial Corporation acquisition	—	358,299	—
Stock issued in connection with the Community National Bank acquisition	—	15,866	—
Stock issued in connection with the East Texas Financial Services, Inc. acquisition	22,300	—	—
Stock issued in connection with the Coppermark Bancshares, Inc. acquisition	154,431	—	—
Stock issued in connection with the FVNB Corp. acquisition	347,888	—	—
Acquisition of real estate through foreclosure of collateral	3,119	12,049	14,051

SUPPLEMENTAL INFORMATION:
Income taxes paid	$92,226	$75,743	$70,324
Interest paid	39,687	40,034	46,451

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Nature of Operations—Prosperity Bancshares, Inc.® (“Bancshares”) and its subsidiaries, Prosperity Holdings of Delaware, LLC (“Holdings”) and Prosperity Bank® (the “Bank”, and together with Bancshares and Holdings, collectively referred to as the “Company”) provide retail and commercial banking services. The Company operates its business as one domestic segment.

The Bank operated 238 full-service banking locations; with 63 in the Houston area, including The Woodlands, 26 in the South Texas area including Corpus Christi and Victoria, 36 in the Central Texas area, including Austin and San Antonio, 16 in the Bryan/College Station area, 22 in the East Texas area, 34 in the West Texas area including Lubbock, Midland-Odessa and Abilene, 35 in the Dallas/Fort Worth, Texas area; and 6 in the Central Oklahoma area.

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

Derivative Financial Instruments—The Company offers interest rate swaps to commercial customers who wish to obtain a loan at a fixed rate. In these transactions, the Company enters into an interest rate swap with a customer while at the same time entering into an offsetting interest rate swap with another financial institution. In connection with each swap transaction, the Company agrees to pay interest to the borrowing customer on a notional amount at a variable interest rate and receive interest from the customer on the same notional amount at a fixed interest rate. At the same time, the Company agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows the Company’s customer to effectively convert a variable-rate loan to a fixed-rate. Because the Company acts solely as an intermediary for its customer, changes in the fair value of the underlying derivative contracts offset each other and do not significantly impact the Company’s results of operations.

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

Estimating the fair value of the Company’s reporting unit is a subjective process involving the use of estimates and judgments, particularly related to future cash flows of the reporting units, discount rates (including market risk premiums) and market multiples. Material assumptions used in the valuation models included the comparable public company price multiples used in the terminal value, future cash flows and the market risk premium component of the discount rate. The estimated fair value of the reporting unit is determined using a blend of two commonly used valuation techniques: the market approach and the income approach. The Company gives consideration to both valuation techniques, as either technique can be an indicator of value. For the market approach, valuation is based on an analysis of relevant price multiples in market trades in companies with similar characteristics. For the income approach, estimated future cash flows (derived from internal forecasts and economic expectations) and terminal value (value at the end of the cash flow period, based on price multiples) are discounted. The discount rate was based on the imputed cost of equity capital.

Amortization of Core Deposit Intangibles—Core deposit intangibles are amortized using an accelerated amortization method over an 8 to 15 year period.

Income Taxes—The Company files a consolidated federal income tax return and a consolidated Oklahoma state income tax return.

Deferred tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are recorded in other assets on the Company’s consolidated balance sheets. The Company records uncertain tax positions in accordance with Accounting Standards Codification (“ASC”) 740 on the basis of a two-step process whereby (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

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

The following table illustrates the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2013		2012		2011
	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in thousands, except per share data)
Net income	$221,398		$167,901		$141,749
Basic:
Weighted average shares outstanding	60,421	$3.66	51,794	$3.24	46,846	$3.03

Diluted:
Add incremental shares for:
Effect of dilutive securities—options	157		147		171

Total	60,578	$3.65	51,941	$3.23	47,017	$3.01

There were no stock options exercisable at December 31, 2013, 2012 and 2011 that would have had an anti-dilutive effect on the above computation.

New Accounting Standards

Accounting Standards Updates (“ASU”)

ASU 2012-02 “Intangibles—Goodwill and Other (Topic 350)—Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 give entities the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that an indefinite-lived intangible asset is impaired. If, after assessing the totality of events or circumstances, an entity determines it is more likely than not that an indefinite-lived intangible asset is impaired, then the entity must perform the quantitative impairment test. If, under the quantitative impairment test, the carrying amount of the intangible asset exceeds its fair value, an entity should recognize an impairment loss in the amount of that excess. Permitting an entity to assess qualitative factors when testing indefinite-lived intangible assets for impairment results in guidance that is similar to the goodwill impairment testing guidance in ASU 2011-08. ASU 2012-02 became effective for the Company beginning January 1, 2013 and did not have a significant impact on the Company’s financial statements.

ASU 2013-02 “Comprehensive Income (Topic 220)—Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income.” ASU 2013-02 amends recent guidance related to the reporting of comprehensive income to enhance the reporting of reclassifications out of accumulated other comprehensive income. ASU 2013-02 became effective for the Company on January 1, 2013 and did not have a significant impact on the Company’s financial statements. See Note 16—Other Comprehensive (Loss) Income for applicable disclosures.

2.	ACQUISITIONS

Acquisitions are an integral part of the Company’s growth strategy. All acquisitions were accounted for using the acquisition method of accounting. Accordingly, the assets and liabilities of the acquired entities were recorded at their fair values at the acquisition date. The excess of the purchase price over the estimated fair value of the net assets for tax-free acquisitions was recorded as goodwill, none of which is deductible for tax purposes. The excess of the purchase price over the estimated fair value of the net assets for taxable acquisitions was also recorded as goodwill, and is deductible for tax purposes. The identified core deposit intangibles for each acquisition are being amortized using an accelerated amortization method over an eight to fifteen year life. The results of operations for each acquisition have been included in the Company’s consolidated financial results beginning on the respective acquisition date.

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

2013 Acquisitions

Acquisition of East Texas Financial Services, Inc.—On January 1, 2013, the Company completed the acquisition of East Texas Financial Services, Inc. (OTC BB: FFBT) and its wholly-owned subsidiary, First Federal Bank Texas (collectively, “East Texas Financial Services”). East Texas Financial Services operated 4 banking offices in the Tyler MSA, including 3 locations in Tyler, Texas and 1 location in Gilmer, Texas. The Company acquired East Texas Financial Services to increase its market share in the East Texas area. The acquisition is not considered significant to the Company’s financial statements and therefore pro forma financial data is not included.

As of December 31, 2012, East Texas Financial Services reported, on a consolidated basis, total assets of $165.0 million, total loans of $129.3 million and total deposits of $112.2 million. Under the terms of the acquisition agreement, the Company issued 530,940 shares of the Company common stock for all outstanding shares of East Texas Financial Services capital stock, for total merger consideration of $22.3 million based on the Company’s closing stock price of $42.00. The Company recognized goodwill of $15.0 million which is calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of identifiable assets acquired, none of which is expected to be deductible for tax purposes.

Acquisition of Coppermark Bancshares Inc.—On April 1, 2013, the Company completed the acquisition of Coppermark Bancshares, Inc. and its wholly-owned subsidiary, Coppermark Bank (collectively, “Coppermark”). Coppermark operated 9 full-service banking offices: 6 in Oklahoma City, Oklahoma and surrounding areas and 3 in the Dallas, Texas area. The Company acquired Coppermark to expand its market into Oklahoma. The acquisition is not considered significant to the Company’s financial statements and therefore pro forma financial data is not included.

As of March 31, 2013, Coppermark reported, on a consolidated basis, total assets of $1.25 billion, total loans of $847.6 million and total deposits of $1.12 billion. Under the terms of the acquisition agreement, the Company issued 3,258,718 shares of Company common stock plus $60.0 million in cash for all outstanding shares of Coppermark Bancshares, Inc. capital stock, for total merger consideration of $214.4 million based on the Company’s closing stock price of $47.39. As of December 31, 2013, the Company recognized goodwill of $117.5 million which does not include subsequent fair value adjustments that are still being finalized. Additionally, the Company recognized $1.5 million of core deposit intangibles.

Acquisition of FVNB Corp.—On November 1, 2013, the Company completed the acquisition of FVNB Corp. and its wholly owned subsidiary, First Victoria National Bank (collectively, “FVNB”) headquartered in Victoria, Texas. FVNB operated 33 banking locations: 4 in Victoria, Texas; 7 in the South Texas area including Corpus Christi; 6 in the Bryan/College Station area; 5 in the Central Texas area including New Braunfels; and 11 in the Houston area including The Woodlands. The Company acquired FVNB to expand its Central and South Texas markets. The acquisition is not considered significant to the Company’s financial statements and therefore pro forma financial data is not included.

As of September 30, 2013, FVNB, on a consolidated basis, reported total assets of $2.47 billion, total loans of $1.65 billion and total deposits of $2.20 billion. Under the terms of the acquisition agreement, the Company issued 5,570,667 shares of Company common stock plus $91.3 million in cash for all outstanding shares of FVNB Corp. capital stock for total merger consideration of $439.2 million based on the Company’s closing stock price of $62.45. As of December 31, 2013, the Company recognized goodwill of $323.0 million which does not include subsequent fair value adjustments that are still being finalized. Additionally, the Company recognized $18.4 million of core deposit intangibles.

Merger Related Expenses: The Company incurred $3.2 million of pre-tax merger related expenses during 2013. The merger expenses are reflected on the Company’s income statement for the applicable periods and are reported primarily in the categories of salaries and benefits, data processing and professional fees. Merger related costs by acquisition are presented in the table below (dollars in thousands).

East Texas Financial Services, Inc.	$84
Coppermark Bancshares, Inc.	853
FVNB Corp.	2,000
All other	266

$3,203

Acquired Loans and Purchase Credit Impaired Loans: Acquired loans were preliminarily recorded at fair value based on a discounted cash flow valuation methodology that considers, among other things, projected default rates, loss given defaults and recovery rates. No allowance for credit losses was carried over from acquisitions completed during 2013.

The Company has identified certain loans acquired from East Texas Financial Services, Coppermark and FVNB which have experienced credit deterioration since origination (“purchased credit impaired loans” or “PCI loans”). PCI loan identification considers the following factors: payment history and past due status, debt service coverage, loan grading, collateral values and other factors that may indicate deterioration of credit quality since origination. Accretion of purchased discounts on PCI loans will be based on estimated future cash flows, regardless of contractual maturities. Accretion of purchased discounts on non-PCI loans will be recognized on a level-yield basis based on contractual maturity of individual loans.

The carrying amount of acquired PCI loans included in the consolidated balance sheet and the related outstanding balance at December 31, 2013, are presented in the table below. The outstanding balance represents the total amount owed as of December 31, 2013, including accrued but unpaid interest and any amounts previously charged off. No allowance for credit losses was required on any of the acquired PCI loan pools at December 31, 2013 (dollars in thousands).

Acquired PCI loans:
Carrying amount	$41,483
Outstanding balance	86,980

Net of discount	$45,497

Changes in the accretable yield for acquired PCI loans for the year ended December 31, 2013, were as follows (dollars in thousands):

Balance at beginning of period	$7,459
Additions	9,998
Reclassifications from nonaccretable	8,440
Accretion	(16,042)

Balance at December 31, 2013	$9,855

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

2012 Acquisitions

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

Texas Bankers, Inc. on a consolidated basis, reported total assets of $77.0 million, total loans of $27.6 million and total deposits of $70.4 million as of December 31, 2011. Under the terms of the acquisition agreement, the Company issued 314,953 shares of Company common stock for all outstanding shares of Texas Bankers capital stock, resulting in an acquisition date fair value of $12.7 million, based on the Company’s closing stock price of $40.35. In 2012, the Company recognized goodwill of $6.1 million which is calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of identifiable assets acquired, none of which is expected to be deductible for tax purposes.

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

As of March 31, 2012, The Bank Arlington reported total assets of $37.3 million, total loans of $22.9 million and total deposits of $33.2 million. Under the terms of the agreement, the Company issued 135,347 shares of Company common stock for all outstanding shares of The Bank Arlington capital stock, resulting in an acquisition date fair value of $6.2 million, based on the Company’s closing stock price of $45.80. The Company recognized goodwill of $2.1 million which is calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of identifiable assets acquired, none of which is expected to be deductible for tax purposes. As of December 31, 2013, total goodwill related to The Bank Arlington was $2.0 million after a $130 thousand measurement period adjustment recorded during 2013.

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

As of September 30, 2012, Community National Bank reported total assets of $182.0 million, total loans of $68.0 million and total deposits of $164.6 million. Under the terms of the acquisition agreement, the Company issued 372,282 shares of Company common stock plus $11.4 million in cash for all outstanding shares of Community National Bank capital stock, for total merger consideration of $27.3 million, based on the Company’s closing stock price of $42.62. The Company recognized goodwill of $10.3 million which is calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of identifiable assets acquired, none of which is expected to be deductible for tax purposes. As of December 31, 2013, total goodwill related to Community National Bank was $12.3 million after a $2.0 million measurement period adjustment recorded during 2013.

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

The assets and liabilities of ASB were recorded on the consolidated balance sheet at estimated fair value on the acquisition date. The purchase price allocation may change as additional information becomes available and additional analyses are completed. As of December 31, 2012, the following table presents the amounts recorded on the consolidated balance sheet on the acquisition date (dollars in thousands).

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

The Company recognized goodwill of $274.1 million which is calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of identifiable assets acquired. Goodwill resulted from a combination of expected operational synergies, an enhanced branching network, and cross-selling opportunities. Goodwill is not expected to be deductible for tax purposes. As of December 31, 2013, total goodwill related to ASB was $271.0 million after a $3.1 million measurement period adjustment recorded during 2013. Additionally, as of December 31, 2013, total core deposit intangibles related to ASB was $14.5 million as the Company recorded a $2.1 million measurement period adjustment during 2013.

Pro Forma Information: The following pro forma information presents the results of operations for the year ended December 31, 2012, as if the ASB acquisition occurred on January 1, 2012. The Bank Arlington and Community National Bank are not deemed material individually or in the aggregate and are therefore excluded from the pro forma information in the table below (dollars in thousands, except per share amounts).

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

The above pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual results of operations of the merged companies that would have been achieved had the acquisition occurred at January 1, 2011, nor are they intended to represent or be indicative of future results of operations. The pro forma results do not include expected operating cost savings as a result of the acquisition. These pro forma results require significant estimates and judgments particularly as it relates to valuation and accretion of income associated with acquired loans. Pro forma adjustments principally included:

•

Reversing interest income and interest expense as previously recorded by ASB and recording interest income and interest expense based on impact of estimated fair values of the acquired interest-earning assets and assumed interest-bearing liabilities.

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

Texas Bankers, Inc.	$392
The Bank Arlington	168
Community National Bank	250
American State Financial Corp	5,889
All other	321

$7,020

The Company completed no acquisitions in 2011.

3.	GOODWILL AND CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles for fiscal years 2013 and 2012 were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)
Balance as of December 31, 2011	$924,537	$20,996
Less:
Amortization	—	(7,229)
Add:
Acquisition of Texas Bankers, Inc.	6,077	—
Acquisition of The Bank Arlington	2,102	—
Acquisition of ASB	274,119	12,392
Acquisition of Community National Bank	10,327	—

Balance as of December 31, 2012	1,217,162	26,159
Less:
Amortization	—	(6,145)
Add:
Measurement period adjustments	(1,225)	2,110
Acquisition of East Texas Financial Services, Inc.	15,007	—
Acquisition of Coppermark Bancshares, Inc.	117,544	1,514
Acquisition of FVNB Corp.	323,032	18,411

Balance as of December 31, 2013	$1,671,520	$42,049

Management performs an evaluation annually and more frequently if a triggering event occurs, of whether any impairment of the goodwill and other intangibles has occurred. If any such impairment is determined, a write down is recorded. As of December 31, 2013, there was no impairment recorded on goodwill.

Core deposit intangibles (“CDI”) are amortized on an accelerated basis over their estimated lives, which the Company believes is between 8 and 15 years. The estimated aggregate future amortization expense for CDI remaining as of December 31, 2013 is as follows (dollars in thousands):

2014	$7,656
2015	6,602
2016	5,844
2017	3,883
2018	3,168
Thereafter	14,896

Total	$42,049

4.	CASH AND DUE FROM BANKS

The Bank is required by the Federal Reserve Bank of Dallas to maintain average reserve balances. “Cash and due from banks” in the consolidated balance sheets includes restricted amounts of $132.0 million and $87.7 million at December 31, 2013 and 2012, respectively.

5.	SECURITIES

The amortized cost and fair value of investment securities were as follows (dollars in thousands):

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$28,578	$797	$—	$29,375
Collateralized mortgage obligations	483	7	(1)	489
Mortgage-backed securities	108,316	6,843	(22)	115,137
Other securities	12,589	14	(126)	12,477

Total	$149,966	$7,661	$(149)	$157,478

Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$62,931	$46	$(935)	$62,042
States and political subdivisions	426,335	3,176	(2,207)	427,304
Corporate debt securities	513	5	—	518
Collateralized mortgage obligations	50,034	1,017	(58)	50,993
Mortgage-backed securities	7,514,257	84,166	(165,979)	7,432,444
Qualified School Construction Bonds (QSCB)	12,900	1,141	—	14,041

Total	$8,066,970	$89,551	$(169,179)	$7,987,342

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$34,743	$1,691	$—	$36,434
Collateralized mortgage obligations	616	—	(12)	604
Mortgage-backed securities	168,701	11,742	(27)	180,416
Other securities	8,786	430	—	9,216

Total	$212,846	$13,863	$(39)	$226,670

Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$7,061	$160	$—	$7,221
States and political subdivisions	391,510	7,074	(354)	398,230
Corporate debt securities	1,500	28	—	1,528
Collateralized mortgage obligations	125,912	2,304	(50)	128,166
Mortgage-backed securities	6,676,512	196,206	(4,517)	6,868,201
Qualified School Construction Bonds (QSCB)	12,900	2,449	—	15,349

Total	$7,215,395	$208,221	$(4,921)	$7,418,695

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities classified as available for sale or held to maturity are evaluated for OTTI under Financial Accounting Standards Board (“FASB”): ASC Topic 320, “Investments—Debt and Equity Securities.”

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

As of December 31, 2013, the Company does not intend to sell any debt securities and management believes that the Company more likely than not will not be required to sell any debt securities before their anticipated recovery, at which time the Company will receive full value for the securities. Furthermore, as of December 31, 2013, management does not have the intent to sell any of its securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2013, management believes any impairment in the Company’s securities is temporary and no impairment loss has been realized in the Company’s consolidated statements of income.

Securities with unrealized losses segregated by length of time such securities have been in a continuous loss position were as follows:

	December 31, 2013
	Less than 12 Months		More than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$5	$—	$50	$(1)	$55	$(1)
Mortgage-backed securities	651	(1)	3,313	(21)	3,964	(22)
Other securities	6,911	(126)	—	—	6,911	(126)

Total	$7,567	$(127)	$3,363	$(22)	$10,930	$(149)

Held to Maturity
U.S. Treasury securities and obligations of U.S. government agencies	$48,389	$(935)	$—	$—	$48,389	$(935)
States and political subdivisions	113,063	(1,581)	28,639	(626)	141,702	(2,207)
Collateralized mortgage obligations	2,109	(32)	433	(26)	2,542	(58)
Mortgage-backed securities	3,702,569	(106,816)	998,380	(59,163)	4,700,949	(165,979)

Total	$3,866,130	$(109,364)	$1,027,452	$(59,815)	$4,893,582	$(169,179)

	December 31, 2012
	Less than 12 Months		More than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$—	$—	$603	$(12)	$603	$(12)
Mortgage-backed securities	224	—	3,964	(27)	4,188	(27)

Total	$224	$—	$4,567	$(39)	$4,791	$(39)

Held to Maturity
States and political subdivisions	$37,322	$(335)	$1,140	$(19)	$38,462	$(354)
Collateralized mortgage obligations	2,366	(50)	—	—	2,366	(50)
Mortgage-backed securities	1,081,414	(4,516)	234	(1)	1,081,648	(4,517)

Total	$1,121,102	$(4,901)	$1,374	$(20)	$1,122,476	$(4,921)

At December 31, 2013, there were 450 securities in an unrealized loss position for more than 12 months.

The amortized cost and fair value of investment securities at December 31, 2013, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$28,834	$28,878	$12,684	$12,574
Due after one year through five years	158,033	158,289	4,991	5,138
Due after five years through ten years	228,346	227,983	20,446	21,028
Due after ten years	87,466	88,755	3,046	3,112

Subtotal	502,679	503,905	41,167	41,852
Mortgage-backed securities and collateralized mortgage obligations	7,564,291	7,483,437	108,799	115,626

Total	$8,066,970	$7,987,342	$149,966	$157,478

The Company recorded no gain or loss on sale of securities for the twelve months ended December 31, 2013 and 2012. The Company recorded a loss on sale of securities of $581 thousand for the twelve months ended December 31, 2011. The Company sold two non-agency collateralized mortgage obligations (“CMO’s”) with a total book value of $3.2 million due to a downgrade of the CMO’s to less than investment grade in the second quarter of 2011. At December 31, 2013, the Company had eight non-agency CMO’s with a remaining book value of $1.7 million and a fair value of $1.7 million.

At December 31, 2013 and 2012, the Company did not own securities of any one issuer (other than the U.S. government and its agencies) for which aggregate adjusted cost exceeded 10% of the consolidated shareholders’ equity at such respective dates.

Securities with an amortized cost of $4.46 billion and $4.13 billion and a fair value of $4.47 billion and $4.27 billion at December 31, 2013 and 2012, respectively, were pledged to collateralize public deposits and for other purposes required or permitted by law.

6.	LOANS AND ALLOWANCE FOR CREDIT LOSSES

The loan portfolio consists of various types of loans made principally to borrowers located within the states of Texas and Oklahoma and is classified by major type as follows:

	December 31,
	2013	2012
	(Dollars in thousands)
Residential mortgage loans held for sale	$2,210	$10,433

Commercial and industrial	1,279,777	771,114
Real estate:
Construction, land development and other land loans	865,511	550,768
1-4 family residential (including home equity)	2,129,510	1,432,133
Commercial real estate (including multi-family residential)	2,753,797	1,990,642
Farmland	332,648	211,156
Agriculture	198,610	74,481
Consumer and other (net of unearned discount)	213,158	139,213

Total loans held for investment	7,773,011	5,169,507

Total	$7,775,221	$5,179,940

Loan Origination/Risk Management. The Company has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions. All loans over $1.0 million and below $3.5 million are evaluated and acted upon on a daily basis by two of the company-wide loan concurrence officers. All loans above $3.5 million are evaluated and acted upon by an officers’ loan committee which meets weekly. In addition to the officers’ loan committee evaluation, loans from $25.0 million to $50.0 million are evaluated and acted upon by the directors’ loan committee which consists of three directors of the Bank and meets as necessary. Total loan relationships over $50.0 million are evaluated and acted upon by the Bank’s board of directors either at a regularly scheduled monthly board meeting or by teleconference or written consent.

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

(ii) Commercial Real Estate. The Company makes commercial real estate loans collateralized by owner-occupied and nonowner-occupied real estate to finance the purchase of real estate. The Company’s commercial real estate loans are collateralized by first liens on real estate, typically have variable interest rates (or five year or less fixed rates) and amortize over a 15 to 20 year period. Payments on loans secured by nonowner-occupied properties are often dependent on the successful operation or management of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than other types of loans. The Company seeks to minimize these risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition in connection with underwriting these loans. The underwriting analysis also includes credit verification, analysis of global cash flow, appraisals and a review of the financial condition of the borrower. At December 31, 2013, approximately 52.8% of the outstanding principal balance of the Company’s commercial real estate loans were secured by owner-occupied properties. At December 31, 2013, the Company had total commercial real estate loans totaling $3.62 billion which include the categories of construction, land development and other land loans, commercial real estate loans and multi-family residential loans.

(iii) 1-4 Family Residential Loans. The Company’s lending activities also include the origination of 1-4 family residential mortgage loans (including home equity loans) collateralized by owner-occupied residential properties located in the Company’s market areas. The Company offers a variety of mortgage loan portfolio products which generally are amortized over five to 25 years. Loans collateralized by 1-4 family residential real estate generally have been originated in amounts of no more than 89% of appraised value or have mortgage insurance. The Company requires mortgage title insurance and hazard insurance. The Company retains these portfolio loans for its own account rather than selling them into the secondary market. By doing so, the Company incurs interest rate risk as well as the risks associated with nonpayments on such loans. The Company’s Home Loan Center offers a variety of mortgage loan products which are generally amortized over 30 years, including FHA and VA loans. The Company sells the loans originated by the Home Loan Center into the secondary market.

(iv) Construction, Land Development and Other Land Loans. The Company makes loans to finance the construction of residential and, to a lesser extent, nonresidential properties. Construction loans generally are collateralized by first liens on real estate and have floating interest rates. The Company conducts periodic inspections, either directly or through an agent, prior to approval of periodic draws on these loans. Underwriting guidelines similar to those described above are also used in the Company’s construction lending activities. Construction loans involve additional risks attributable to the fact that loan funds are advanced upon the security of a project under construction, and the project is of uncertain value prior to its completion. Because of uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation on real property, it can be difficult to accurately evaluate the total funds required to complete a project and the related loan to value ratio. As a result of these uncertainties, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If the Company is forced to foreclose on a project prior to completion, there is no assurance that the Company will be able to recover all of the unpaid portion of the loan. In addition, the Company may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time. While the Company has underwriting procedures designed to identify what it believes to be acceptable levels of risks in construction lending, no assurance can be given that these procedures will prevent losses from the risks described above.

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

(vi) Consumer Loans. Consumer loans made by the Company include direct “A”-credit automobile loans, recreational vehicle loans, boat loans, home improvement loans, personal loans (collateralized and uncollateralized) and deposit account collateralized loans. The terms of these loans typically range from 12 to 180 months and vary based upon the nature of collateral and size of loan. Generally, consumer loans entail greater risk than do real estate secured loans, particularly in the case of consumer loans that are unsecured or collateralized by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan balance. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws may limit the amount which can be recovered on such loans.

The contractual maturity ranges of the commercial and industrial, construction, land development and other land loans, 1-4 family residential (including home equity), commercial real estate (including multi-family residential), agriculture (including farmland) and consumer and other portfolios and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of December 31, 2013 are summarized in the following table. Contractual maturities are based on contractual amounts outstanding and do not include loan purchase discounts of $133.3 million or loans held for sale of $2.2 million at December 31, 2013:

	One Year or Less	Through Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial and industrial	$505,151	$472,113	$335,844	$1,313,108
Real estate:
Construction, land development and other land loans	280,838	172,245	421,675	874,758
1-4 family residential (includes home equity)	30,352	134,488	1,976,539	2,141,379
Commercial (includes multi-family residential)	113,892	498,971	2,209,798	2,822,661
Agriculture (includes farmland)	172,535	72,384	294,350	539,269
Consumer and other	68,314	95,742	51,072	215,128

Total	$1,171,082	$1,445,943	$5,289,278	$7,906,303

Loans with a predetermined interest rate	$373,155	$721,115	$2,356,926	$3,451,196
Loans with a floating interest rate	797,927	724,828	2,932,352	4,455,107

Total	$1,171,082	$1,445,943	$5,289,278	$7,906,303

Concentrations of Credit. Most of the Company’s lending activity occurs within the states of Texas and Oklahoma. The majority of the Company’s loan portfolio consists of commercial and industrial, commercial real estate and 1-4 family residential loans. As of December 31, 2013 and 2012, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

Foreign Loans. The Company has U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments was not significant at December 31, 2013 or 2012.

Related Party Loans. As of December 31, 2013 and 2012, loans outstanding to directors, officers and their affiliates totaled $6.2 million and $6.7 million, respectively. All transactions entered into between the Company and such related parties are done in the ordinary course of business and made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related-party loans is as follows:

	December 31,
	2013	2012
	(Dollars in thousands)
Beginning balance on January 1	$6,682	$9,809
New loans and reclassified related loans	306	967
Repayments	(801)	(4,094)

Ending balance	$6,187	$6,682

Nonperforming Assets and Non-Accrual and Past Due Loans. The Company has several procedures in place to assist it in maintaining the overall quality of its loan portfolio. The Company has established underwriting guidelines to be followed by its officers, and the Company also monitors its delinquency levels for any negative or adverse trends. There can be no assurance, however, that the Company’s loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general economic conditions.

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

An aging analysis of past due loans, segregated by class of loans, was as follows:

	December 31, 2013
	Loans Past Due and Still Accruing
		90 or More	Total Past	Nonaccrual	Current	Total
	30-89 Days	Days	Due Loans	Loans	Loans	Loans
	(Dollars in thousands)
Construction, land development and other land loans	$6,258	$2	$6,260	$386	$858,865	$865,511
Agriculture and agriculture real estate (includes farmland)	5,634	218	5,852	62	525,344	531,258
1-4 family (includes home equity)(1)	8,684	2,012	10,696	3,086	2,117,938	2,131,720
Commercial real estate (includes multi-family residential)	8,163	1,752	9,915	4,333	2,739,549	2,753,797
Commercial and industrial	9,552	933	10,485	2,208	1,267,084	1,279,777
Consumer and other	1,344	30	1,374	156	211,628	213,158

Total	$39,635	$4,947	$44,582	$10,231	$7,720,408	$7,775,221

	December 31, 2012
	Loans Past Due and Still Accruing
		90 or More	Total Past	Nonaccrual	Current	Total
	30-89 Days	Days	Due Loans	Loans	Loans	Loans
	(Dollars in thousands)
Construction, land development and other land loans	$3,863	$—	$3,863	$1,170	$545,735	$550,768
Agriculture and agriculture real estate (includes farmland)	310	21	331	396	284,910	285,637
1-4 family (includes home equity)(1)	2,307	310	2,617	1,598	1,438,351	1,442,566
Commercial real estate (includes multi-family residential)	9,163	—	9,163	—	1,981,479	1,990,642
Commercial and industrial	4,843	—	4,843	1,469	764,802	771,114
Consumer and other	856	—	856	749	137,608	139,213

Total	$21,342	$331	$21,673	$5,382	$5,152,885	$5,179,940

(1)	Includes $2,210 and $10,433 of residential mortgage loans held for sale at December 31, 2013 and December 31, 2012, respectively.

The following table presents information regarding nonperforming assets at the dates indicated:

	December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Nonaccrual loans	$10,231	$5,382	$3,578	$4,439	$6,079
Accruing loans 90 or more days past due	4,947	331	—	189	2,332

Total nonperforming loans	15,178	5,713	3,578	4,628	8,411
Repossessed assets	27	68	146	161	116
Other real estate	7,299	7,234	8,328	11,053	7,829

Total nonperforming assets	$22,504	$13,015	$12,052	$15,842	$16,356

Nonperforming assets to total loans and other real estate	0.29%	0.25%	0.32%	0.45%	0.48%

The Company’s conservative lending approach has resulted in sound asset quality. The Company had $22.5 million in nonperforming assets at December 31, 2013 compared with $13.0 million at December 31, 2012 and $12.1 million at December 31, 2011. The nonperforming assets at December 31, 2013 consisted of 40 separate credits or ORE properties.

If interest on nonaccrual loans had been accrued under the original loan terms, approximately $440 thousand, $270 thousand, and $253 thousand would have been recorded as income for the years ended December 31, 2013, 2012 and 2011, respectively.

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

	December 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
	(Dollars in thousands)
With no related allowance recorded:

Construction, land development and other land loans	$277	$289	$—	$711
Agriculture and agriculture real estate (includes farmland)	14	57	—	46
1-4 family (includes home equity)	584	664	—	538
Commercial real estate (includes multi-family residential)	2,490	3,798	—	1,470
Commercial and industrial	103	122	—	95
Consumer and other	15	16	—	13

Total	3,483	4,946	—	2,873

With an allowance recorded:

Construction, land development and other land loans	—	—	—	—
Agriculture and agriculture real estate (includes farmland)	21	27	18	28
1-4 family (includes home equity)	2,519	2,548	890	1,759
Commercial real estate (includes multi-family residential)	1,613	1,615	445	2,032
Commercial and industrial	1,111	1,192	1,029	1,077
Consumer and other	95	113	77	81

Total	5,359	5,495	2,459	4,977

Total:

Construction, land development and other land loans	277	289	—	711
Agriculture and agriculture real estate (includes farmland)	35	84	18	74
1-4 family (includes home equity)	3,103	3,212	890	2,297
Commercial real estate (includes multi-family residential)	4,103	5,413	445	3,502
Commercial and industrial	1,214	1,314	1,029	1,172
Consumer and other	110	129	77	94

	$8,842	$10,441	$2,459	$7,850

	December 31, 2012
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
	(Dollars in thousands)
With no related allowance recorded:

Construction, land development and other land loans	$1,144	$1,175	$—	$368
Agriculture and agriculture real estate (includes farmland)	77	77	—	34
1-4 family (includes home equity)	491	522	—	381
Commercial real estate (includes multi-family residential)	450	476	—	676
Commercial and industrial	87	89	—	75
Consumer and other	10	10	—	3

Total	2,259	2,349	—	1,537

With an allowance recorded:

Construction, land development and other land loans	—	—	—	451
Agriculture and agriculture real estate (includes farmland)	34	41	29	45
1-4 family (includes home equity)	999	1,017	273	720
Commercial real estate (includes multi-family residential)	2,450	2,451	610	2,725
Commercial and industrial	1,043	1,079	1,002	782
Consumer and other	66	81	67	21

Total	4,592	4,669	1,981	4,744

Total:

Construction, land development and other land loans	1,144	1,175	—	819
Agriculture and agriculture real estate (includes farmland)	111	118	29	79
1-4 family (includes home equity)	1,490	1,539	273	1,101
Commercial real estate (includes multi-family residential)	2,900	2,927	610	3,401
Commercial and industrial	1,130	1,168	1,002	857
Consumer and other	76	91	67	24

	$6,851	$7,018	$1,981	$6,281

Credit Quality Indicators. As part of the on-going monitoring of the credit quality of the Company’s loan portfolio and methodology for calculating the allowance for credit losses, management assigns and tracks loan grades to be used as credit quality indicators.

In 2013, the Company adopted a new loan review policy whereby two new loan grade credit classifications were created. The Company added a new “Pass-High Quality” loan grade classification, Grade 2, which represents high quality non-cash secured loans. In addition, a new “Pass/Watch” classification, Grade 4, was added. These credits have primary and secondary sources of repayment that are currently of sufficient quantity, quality, and liquidity to protect the Bank against loss of principal and interest. The loan grade classifications in prior financial statements have not been reclassified to conform to the current presentation.

The following is a general description of the loan grades used:

Grade 1—Credits in this category have risk potential that is virtually nonexistent. These loans may be secured by insured certificates of deposit, insured savings accounts, U.S. Government securities and highly rated municipal bonds.

Grade 2—Credits in this category are of the highest quality. These borrowers represent top rated companies and individuals with unquestionable financial standing with excellent global cash flow coverage, net worth, liquidity and collateral coverage.

Grade 3 (Prior to 2013, these credits were classified as Grade 2)—Credits in this category are not immune from risk but are well protected by the collateral and paying capacity of the borrower. These loans may exhibit a minor unfavorable credit factor, but the overall credit is sufficiently strong to minimize the possibility of loss.

Grade 4—Credits in this category are considered “pass/watch”. Loans in this category have sources of repayment that remain sufficient to preclude a larger than normal probability of default and secondary sources are likewise currently of sufficient quantity, quality, and liquidity to protect the Company against loss of principal and interest. These borrowers have specific risk factors, but the overall strength of the credit is acceptable based on other mitigating credit and/or collateral factors and can repay the debt in the normal course of business.

Grade 5 (Prior to 2013, these credits were classified as Grade 3)—Credits in this category constitute an undue and unwarranted credit risk; however the factors do not rise to a level of substandard. These credits have potential weaknesses and/or declining trends that, if not corrected, could expose the Bank to risk at a future date. These loans are monitored on the Bank’s internally-generated watch list and evaluated on a quarterly basis.

Grade 6 (Prior to 2013, these credits were classified as Grade 4)—Credits in this category are considered “substandard” but “non-impaired” loans in accordance with regulatory guidelines. Loans in this category have well-defined weakness that, if not corrected, could make default of principal and interest possible. Loans in this category are still accruing interest and may be dependent upon secondary sources of repayment and/or collateral liquidation.

Grade 7 (Prior to 2013, these credits were classified as Grade 5)—Credits in this category are deemed “substandard” and “impaired” pursuant to regulatory guidelines. As such, the Bank has determined that it is probable that less than 100% of the contractual principal and interest will be collected. These loans are individually evaluated for a specific reserve and will typically have the accrual of interest stopped.

Grade 8 (Prior to 2013, these credits were classified as Grade 6)—Credits in this category include “doubtful” loans in accordance with regulatory guidance. Such loans are no longer accruing interest and factors indicate a loss is imminent. These loans are also deemed “impaired.” While a specific reserve may be in place while the loan and collateral is being evaluated these loans are typically charged down to an amount the Bank estimates is collectible.

Grade 9 (Prior to 2013, these credits were classified as Grade 7)—Credits in this category are deemed a “loss” in accordance with regulatory guidelines and have been charged off or charged down. The Bank may continue collection efforts and may have partial recovery in the future.

The following table presents risk grades and classified loans by class of loan at December 31, 2013. Impaired loans according to the new loan grade policy include loans in risk grades 7, 8 and 9.

	Construction, Land Development and other land loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity)(1)	Commercial Real Estate (includes Multi- Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Grade 1	$—	$5,225	$—	$—	$50,131	$31,362	$86,718
Grade 2	—	—	—	—	—	—	—
Grade 3	858,712	520,921	2,113,698	2,697,664	1,202,604	181,406	7,575,005
Grade 4	—	—	—	—	—	—	—
Grade 5	1,141	3,427	6,337	10,798	17,179	146	39,028
Grade 6	1,616	1,043	4,504	14,316	2,423	134	24,036
Grade 7	277	35	3,093	4,103	1,214	110	8,832
Grade 8	—	—	10	—	—	—	10
Grade 9	—	—	—	—	—	—	—
PCI Loans(2)	3,765	607	4,078	26,916	6,226	—	41,592

Total	$865,511	$531,258	$2,131,720	$2,753,797	$1,279,777	$213,158	$7,775,221

(1)	Includes $2.2 million of residential mortgage loans held for sale at December 31, 2013.
(2)	Of the total PCI loans, $17.6 million were classifed as substandard at December 31, 2013.

The following table presents risk grades and classified loans by class of loan at December 31, 2012. Impaired loans according to the loan policy in effect in 2012 include loans in risk grades 5, 6 and 7.

	Construction, Land Development and other land loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity)(1)	Commercial Real Estate (includes Multi- Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Grade 1	$476	$4,195	$515	$—	$53,965	$38,789	$97,940
Grade 2	537,340	277,333	1,431,095	1,945,319	702,587	100,163	4,993,837
Grade 3	7,250	2,024	4,947	11,760	8,926	—	34,907
Grade 4	4,256	1,694	4,303	11,711	1,385	176	23,525
Grade 5	1,144	111	1,477	2,900	1,130	76	6,838
Grade 6	—	—	13	—	—	—	13
Grade 7	—	—	—	—	—	—	—
PCI Loans	302	280	216	18,952	3,121	9	22,880

Total	$550,768	$285,637	$1,442,566	$1,990,642	$771,114	$139,213	$5,179,940

(1)	Includes $10.4 million of residential mortgage loans held for sale at December 31, 2012.

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

In setting the specific valuation allowance, the Company follows a loan review program to evaluate the credit risk in the loan portfolio. Through this loan review process, the Company maintains an internal list of impaired loans which, along with the delinquency list of loans, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for credit losses. All loans that have been identified as impaired are reviewed on a quarterly basis in order to determine whether a specific reserve is required. For each impaired loan, the Company allocates a specific loan loss reserve primarily based on the value of the collateral securing the impaired loan in accordance with ASC Topic 310, “Receivables”. The specific reserves are determined on an individual loan basis. Loans for which specific reserves are provided are excluded from the general valuation allowance described below.

In determining the amount of the general valuation allowance, management considers factors such as historical loan loss experience, industry diversification of the Company’s commercial loan portfolio, concentration risk of specific loan types, the volume, growth and composition of the Company’s loan portfolio, current economic conditions that may affect the borrower’s ability to pay and the value of collateral, the evaluation of the Company’s loan portfolio through its internal loan review process, general economic conditions and other qualitative risk factors both internal and external to the Company and other relevant factors in accordance with ASC Topic 450, “Contingencies”. Based on a review of these factors for each loan type, the Company applies an estimated percentage to the outstanding balance of each loan type, excluding any loan that has a specific reserve allocated to it. The Company uses this information to establish the amount of the general valuation allowance.

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

•

for construction, land development and other land loans, the perceived feasibility of the project including the ability to sell developed lots or improvements constructed for resale or the ability to lease property constructed for lease, the quality and nature of contracts for presale or prelease, if any, experience and ability of the developer and loan to value ratio;

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

At December 31, 2013, the allowance for credit losses totaled $67.3 million, or 0.87% of total loans. At December 31, 2012, the allowance aggregated $52.6 million or 1.01% of total loans.

The following table details the recorded investment in loans, excluding $2.2 million and $10.4 million of residential mortgage loans held for sale, and activity in the allowance for credit losses by portfolio segment for the years ended December 31, 2013 and 2012, respectively. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Construction, Land Development and other land loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses:
Balance January 1, 2013	$11,909	$764	$13,942	$19,607	$5,777	$565	$52,564
Provision for credit losses	2,470	399	3,277	5,189	2,714	3,191	17,240
Charge-offs	(271)	(48)	(211)	(894)	(672)	(3,397)	(5,493)
Recoveries	245	114	38	933	348	1,293	2,971

Net charge-offs	(26)	66	(173)	39	(324)	(2,104)	(2,522)

Balance December 31, 2013	$14,353	$1,229	$17,046	$24,835	$8,167	$1,652	$67,282

Allowance for credit losses related to:
December 31, 2013
Individually evaluated for impairment	$—	$18	$890	$445	$1,029	$77	$2,459
Collectively evaluated for impairment	14,353	1,211	16,156	24,390	7,138	1,575	64,823
PCI loans	—	—	—	—	—	—	—

Total allowance for credit losses	$14,353	$1,229	$17,046	$24,835	$8,167	$1,652	$67,282

Recorded investment in loans:
December 31, 2013
Individually evaluated for impairment	$277	$35	$3,103	$4,103	$1,214	$110	$8,842
Collectively evaluated for impairment	861,469	530,616	2,122,329	2,722,778	1,272,337	213,048	7,722,577
PCI loans	3,765	607	4,078	26,916	6,226	—	41,592

Total loans evaluated for impairment	$865,511	$531,258	$2,129,510	$2,753,797	$1,279,777	$213,158	$7,773,011

Allowance for credit losses:
Balance January 1, 2012	$12,094	$511	$12,645	$21,460	$3,826	$1,058	$51,594
Provision for credit losses	1,190	290	1,754	273	1,810	783	6,100
Charge-offs	(1,392)	(82)	(569)	(2,294)	(674)	(2,885)	(7,896)
Recoveries	17	45	112	168	815	1,609	2,766

Net charge-offs	(1,375)	(37)	(457)	(2,126)	141	(1,276)	(5,130)

Balance December 31, 2012	$11,909	$764	$13,942	$19,607	$5,777	$565	$52,564

Allowance for credit losses related to:
December 31, 2012
Individually evaluated for impairment	$—	$29	$273	$610	$1,002	$67	$1,981
Collectively evaluated for impairment	11,909	735	13,669	18,997	4,775	498	50,583
PCI loans	—	—	—	—	—	—	—

Total allowance for credit losses	$11,909	$764	$13,942	$19,607	$5,777	$565	$52,564

Recorded investment in loans:
December 31, 2012
Individually evaluated for impairment	$1,144	$111	$1,490	$2,900	$1,130	$76	$6,851
Collectively evaluated for impairment	549,322	285,246	1,430,427	1,968,790	766,863	139,128	5,139,776
PCI loans	302	280	216	18,952	3,121	9	22,880

Total loans evaluated for impairment	$550,768	$285,637	$1,432,133	$1,990,642	$771,114	$139,213	$5,169,507

An analysis of activity in the allowance for credit losses for the year ended December 31, 2011 is as follows (dollars in thousands):

Balance at beginning of year	$51,584
Addition—provision charged to operations	5,200
Charge-offs and recoveries:
Loans charged-off	(6,850)
Loan recoveries	1,660

Net charge-offs	(5,190)

Balance at end of year	$51,594

Troubled Debt Restructurings. The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. Effective July 1, 2011, the Company adopted the provisions of ASU No. 2011-02, “Receivables (Topic 310)—A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” As such, the Company reassessed all loan modifications occurring since January 1, 2011 for identification as troubled debt restructurings. The following table presents information regarding the recorded balance at December 31, 2013 and 2012 of loans modified in a troubled debt restructuring during the years ended December 31, 2013 and 2012:

	As of December 31,
	2013			2012
	Number of Contracts	Recorded Investment at Date of Restructure	Recorded Investment at Year-End	Number of Contracts	Recorded Investment at Date of Restructure	Recorded Investment at Year-End
	(Dollars in thousands)
Troubled Debt Restructurings
Construction, land development and other land loans	1	$251	$236	—	$—	$—
Agriculture and agriculture real estate	—	—	—	—	—	—
1-4 Family (includes home equity)	—	—	—	—	—	—
Commercial real estate (commercial mortgage and multi-family)	1	450	450	1	52	51
Commercial and industrial	1	15	14	4	1,007	951
Consumer and other	—	—	—	1	64	63

Total	3	$716	$700	6	$1,123	$1,065

As of December 31, 2013, there have been no defaults on any loans that were modified as troubled debt restructurings during the preceding twelve months. Default is determined at 90 or more days past due. The modifications primarily related to extending the amortization periods of the loans, which includes loans modified during bankruptcy. The Company did not grant principal reductions on any restructured loans. For the year ended December 31, 2013, the Company added $716 thousand in new troubled debt restructurings all of which were still outstanding on December 31, 2013. The remaining restructured loans are performing and accruing loans. These modifications did not have a material impact on the Company’s determination of the allowance for credit losses.

7.	FAIR VALUE

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Fair values represent the estimated price that would be received from selling an asset or paid to transfer a liability, otherwise known as an “exit price.” Securities available for sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis. These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or write downs of individual assets. ASC Topic 820, “Fair Value Measurements and Disclosures” establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

The following tables present fair values for assets measured at fair value on a recurring basis:

	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available for sale securities:
States and political subdivisions	$—	$29,375	$—	$29,375
Collateralized mortgage obligations	—	489	—	489
Mortgage-backed securities	—	115,137	—	115,137
Other securities	12,477	—	—	12,477
Non-hedging interest rate swap	—	38	—	38

	As of December 31, 2012
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available for sale securities:
States and political subdivisions	$—	$36,434	$—	$36,434
Collateralized mortgage obligations	—	604	—	604
Mortgage-backed securities	—	180,416	—	180,416
Other securities	7,688	1,528	—	9,216

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). These instruments include other real estate owned, repossessed assets, held to maturity debt securities, loans held for sale, and impaired loans. For the year ended December 31, 2013, the Company had additions to other real estate owned of $3.1 million of which $1.4 million were outstanding as of December 31, 2013. For the year ended December 31, 2013, the Company had additions to impaired loans of $11.8 million, of which $7.1 million were outstanding as of December 31, 2013. The remaining financial assets and liabilities measured at fair value on a non-recurring basis that were recorded in 2013 and remained outstanding at December 31, 2013, were not significant. During the reported periods, all fair value measurements for assets remeasured at fair value on a non-recurring basis utilized Level 2 inputs.

The following table summarizes the carrying values and estimated fair values of certain financial instruments not recorded at fair value on a regular basis:

	As of December 31, 2013
	Carrying Amount	Estimated Fair Value
		Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Cash and due from banks	$380,990	$380,990	$—	$—	$380,990
Federal funds sold	400	400	—	—	400
Held to maturity securities	8,066,970	—	7,987,342	—	7,987,342
Loans held for sale	2,210	2,210	—	—	2,210
Loans held for investment, net of allowance	7,705,729	—	—	7,749,786	7,749,786
Federal Home Loan Bank of Dallas stock	24,499	24,499	—	—	24,499
Other real estate owned	7,299	—	7,299	—	7,299
Liabilities
Deposits:
Noninterest-bearing	$4,108,835	$—	$4,108,835	$—	$4,108,835
Interest-bearing	11,182,436	—	11,196,241	—	11,196,241
Other borrowings	10,689	—	12,014	—	12,014
Securities sold under repurchase agreements	364,357	—	364,477	—	364,477
Junior subordinated debentures	124,231	—	119,325	—	119,325

	As of December 31, 2012
	Carrying Amount	Estimated Fair Value
		Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Cash and due from banks	$325,952	$325,952	$—	$—	$325,952
Federal funds sold	352	352	—	—	352
Held to maturity securities	7,215,395	—	7,418,695	—	7,418,695
Loans held for sale	10,433	10,433	—	—	10,433
Loans held for investment, net of allowance	5,116,943	—	—	5,186,779	5,186,779
Federal Home Loan Bank of Dallas stock	34,461	34,461	—	—	34,461
Other real estate owned	7,234	—	7,234	—	7,234
Liabilities
Deposits:
Noninterest-bearing	$3,016,205	$—	$3,016,205	$—	$3,016,205
Interest-bearing	8,625,639	—	8,640,625	—	8,640,625
Other borrowings	256,753	—	258,819	—	258,819
Securities sold under repurchase agreements	454,502	—	454,596	—	454,596
Junior subordinated debentures	85,055	—	72,705	—	72,705

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

Loans held for sale—Loans held for sale are carried at the lower of cost or estimated fair value. Fair value for consumer mortgages held for sale is based on commitments on hand from investors or prevailing market prices. As such, the Company classifies loans subjected to nonrecurring fair value adjustments as Level 1.

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

Derivative financial instruments—The fair value of the underlying non-hedging derivative contracts offset each other and are measured utilizing Level 2 inputs.

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

8.	PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
	2013	2012
	(Dollars in thousands)
Land	$97,000	$66,694
Buildings	193,817	156,140
Furniture, fixtures and equipment	51,418	33,056
Construction in progress	5,600	4,334

Total	347,835	260,224
Less accumulated depreciation	(64,910)	(54,956)

Premises and equipment, net	$282,925	$205,268

Depreciation expense was $10.6 million, $8.9 million and $8.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

9.	DEPOSITS

Included in interest-bearing deposits are certificates of deposit in amounts of $100,000 or more. These certificates and their remaining maturities at December 31, 2013 were as follows (dollars in thousands):

Three months or less	$401,488	25.5%
Over three through six months.	818,602	52.2%
Over six through 12 months	243,024	15.5%
Over 12 months	106,009	6.8%

Total	$1,569,123	100.0%

Interest expense for certificates of deposit in excess of $100,000 was $9.4 million, $8.9 million and $11.6 million, for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company has $234 thousand of brokered deposits and there are no major concentrations of deposits with any one depositor.

10. OTHER BORROWINGS AND SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

The Company utilizes borrowings to supplement deposits to fund its lending and investment activities. Borrowings consist of funds from the Federal Home Loan Bank (“FHLB”) and securities sold under repurchase agreements.

The following table presents the Company’s borrowings at December 31, 2013 and 2012:

	December 31,
	2013	2012
	(Dollars in thousands)
FHLB advances	$—	$245,000
FHLB long-term notes payable	10,689	11,753

Total other borrowings	10,689	256,753
Securities sold under repurchase agreements	364,357	454,502

Total	$375,046	$711,255

FHLB advances and long-term notes payable—The Company has an available line of credit with the FHLB of Dallas, which allows the Company to borrow on a collateralized basis. FHLB advances are considered short-term, overnight borrowings and used to manage liquidity as needed. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At December 31, 2013, the Company had total funds of $4.67 billion available under this agreement of which a total amount of $10.7 million was outstanding at December 31, 2013. At December 31, 2013, there were no short-term overnight FHLB advances outstanding. Long-term notes payable were $10.7 million at December 31, 2013, with a weighted average interest rate of 5.24%. The maturity dates on the FHLB notes payable range from the years 2014 to 2028 and have interest rates ranging from 4.08% to 6.10%.

Securities sold under repurchase agreements—At December 31, 2013, the Company had $364.4 million in securities sold under repurchase agreements compared with $454.5 million at December 31, 2012 with average rates paid of 0.27% for each of the years ended December 31, 2013 and 2012, respectively. Repurchase agreements with banking customers are generally settled on the following business day. Approximately, $62.8 million of repurchase agreements outstanding at December 31, 2013, have maturity dates ranging from 6 to 48 months. All securities sold under agreements to repurchase are collateralized by certain pledged securities.

11. INCOME TAXES

The components of the provision for federal income taxes are as follows:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Current	$88,535	$74,168	$70,011
Deferred	19,884	9,615	2,006

Total	$108,419	$83,783	$72,017

The provision for federal income taxes differs from the amount computed by applying the federal income tax statutory rate of 35% to income before income taxes as follows:

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Taxes calculated at statutory rate	$115,436	$88,089	$74,818
Increase (decrease) resulting from:
Tax-exempt interest	(6,360)	(3,836)	(2,344)
Qualified Zone Academy Bond credit	—	—	(373)
Qualified School Construction Bond credit	(530)	(504)	(504)
BOLI income	(1,244)	(936)	(484)
Qualified stock options	12	22	55
Merger related expenses	185	538	—
Other, net	920	410	849

Total	$108,419	$83,783	$72,017

Deferred tax assets and liabilities are as follows:

	December 31,
	2013	2012
	(Dollars in thousands)
Deferred tax assets:
Loan purchase discounts	$46,653	$28,557
Allowance for credit losses	22,565	18,239
Accrued liabilities	6,294	5,566
Restricted stock	4,242	3,192
Deferred compensation	5,075	3,153
Certificates of Deposit	42	—
Net operating losses	8,818	1,887
Self insurance reserve	1,075	1,043
ORE write-downs	5,826	967
Investments in partnerships	30	—
Other	300	211

Total deferred tax assets	100,920	62,815

Deferred tax liabilities:
Goodwill and core deposit intangibles	(20,801)	(20,559)
Bank premises and equipment	(13,020)	(10,610)
Securities	(6,823)	(9,901)
Investments in partnerships	—	(9,296)
Unrealized gain on available for sale securities	(2,629)	(4,838)
Prepaid expenses	(1,430)	(941)
Deferred loan fees and costs	(1,283)	(652)

Total deferred tax liabilities	(45,986)	(56,797)

Net deferred tax assets	$54,934	$6,018

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and estimates of future taxable income over the periods for which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at December 31, 2013.

Net operating loss carryforwards expire on various dates beginning in 2025 through 2032.

Benefits from tax positions are recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company had no tax positions at December 31, 2013 or December 31, 2012 that did not meet the more-likely-than not recognition threshold. ASC Topic 740 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. Penalties are recorded in other (gains) losses and interest paid or received is recorded in interest expense or interest income, respectively, in the consolidated statement of income. As of December 31, 2013 and 2012, the Company has not accrued any interest and penalties related to unrecognized tax benefits. The Company has identified its federal tax return and its state tax returns in Texas and Oklahoma as “major” tax jurisdictions, as defined. The only periods subject to examination for the Company’s federal return are the 2010 through 2012 tax years.

12. STOCK INCENTIVE PROGRAMS

At December 31, 2013, the Company had four stock-based employee compensation plans and one stock option plan assumed in connection with acquisitions under which no additional options will be granted. Two of the four plans adopted by the Company have expired and therefore no additional awards may be issued under those plans. The Company accounts for stock-based employee compensation plans using the fair value-based method of accounting. The Company recognized stock-based compensation expense of $4.2 million, $3.6 million and $3.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. There was approximately $1.5 million, $1.2 million and $1.2 million of income tax benefit recorded for the stock-based compensation expense for the same periods, respectively.

During 1995, the Company’s Board of Directors approved a stock option plan (the “1995 Plan”) for executive officers and key associates to purchase common stock of Bancshares. The maximum number of shares reserved for issuance pursuant to options granted under the 1995 Plan was 680,000 (after two-for-one and four-for-one stock splits) and a total of 675,000 options were granted under the 1995 Plan. Options to purchase a total of 3,750 shares of common stock of Bancshares granted under the 1995 Plan were outstanding and exercisable at December 31, 2013. The 1995 Plan has expired and therefore no additional options may be issued from the 1995 Plan.

During 1998, the Company’s Board of Directors and shareholders approved the Prosperity Bancshares, Inc. 1998 Stock Incentive Plan (the “1998 Plan”) which authorized the issuance of up to 920,000 (after two-for-one stock split) shares of the common stock of Bancshares under both non-qualified and incentive stock options to employees and non-qualified stock options to directors who are not employees. The 1998 Plan also provided for the granting of restricted stock awards, stock appreciation rights, phantom stock awards and performance awards on substantially similar terms. A total of 819,500 options were granted under the 1998 Plan. Options to purchase a total of 65,630 shares of common stock of Bancshares granted under the 1998 Plan were outstanding and exercisable at December 31, 2013. The 1998 Plan has expired and therefore no additional options may be issued from the 1998 Plan.

In December 2004, the Company’s Board of Directors established the Prosperity Bancshares, Inc. 2004 Stock Incentive Plan (the “2004 Plan”), which was approved by the Company’s shareholders on February 23, 2005. The 2004 Plan authorizes the issuance of up to 1,250,000 shares of common stock upon the exercise of options granted under the 2004 Plan or upon the grant or exercise, as the case may be, of other awards granted under the 2004 Plan. The 2004 Plan provides for the granting of incentive and nonqualified stock options to employees and nonqualified stock options to directors who are not employees. The 2004 Plan also provides for the granting of shares of restricted stock, stock appreciation rights, phantom stock awards and performance awards on substantially similar terms. A total of 191,625 options and 610,924 shares of restricted stock have been granted under the 2004 Plan as of December 31, 2013. Options to purchase a total of 112,000 shares of common stock of Bancshares granted under the 2004 Plan were outstanding at December 31, 2013, of which 78,750 were exercisable. Remaining shares available for grant under the 2004 Plan totaled 447,451 at December 31, 2013.

On April 1, 2006, the Company acquired SNB Bancshares, Inc. The options to purchase shares of SNB Bancshares, Inc. common stock outstanding at the effective time of the transaction were converted into options to purchase a total of 467,578 shares of Bancshares common stock at exercise prices ranging from $8.15 to $17.63 per share. The converted options are governed by the original plan under which they were issued. Options to purchase a total of 6,950 shares of common stock of Bancshares granted under the 2004 Plan were outstanding and exercisable at December 31, 2013.

On February 22, 2012, the Company’s Board of Directors adopted the Prosperity Bancshares, Inc. 2012 Stock Incentive Plan (the “2012 Plan”), subject to approval by the Company’s shareholders. The Company’s shareholders approved the 2012 Plan at the annual meeting of shareholders on April 17, 2012. The 2012 Plan authorizes the issuance of up to 1,250,000 shares of common stock upon the exercise of options granted under the 2012 Plan or pursuant to the grant or exercise, as the case may be, of other awards granted under the 2012 Plan, including restricted stock, stock appreciation rights, phantom stock awards and performance awards. As of December 31, 2013, no options or other awards have been granted under the 2012 Plan.

Stock options are issued at the current market price on the date of the grant, subject to a pre-determined vesting period with a contractual term of 10 years. Options assumed in connection with acquisitions have contractual terms as established in the original option grant agreements entered into prior to acquisition. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. Black-scholes pricing model utilizes certain assumptions including expected life of the option, risk free interest rate, volatility and dividend yield. Stock-based compensation expense is recognized ratably over the requisite service period for all awards. There were no options issued for the years ended December 31, 2013, 2012 and 2011.

A summary of changes in outstanding vested and unvested options during the three year period ended December 31, 2013 is set forth below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Options outstanding, January 1, 2011	696	$27.24	4.48	$8,374
Options granted	—	—
Options forfeited	—	—
Options exercised	(171)	24.48

Options outstanding, December 31, 2011	525	$28.18	3.88	6,391
Options granted	—	—
Options forfeited	(8)	30.93
Options exercised	(131)	27.36

Options outstanding, December 31, 2012	386	28.39	3.20	5,247
Options granted	—	—
Options forfeited	(4)	30.97
Options exercised	(194)	27.69

Options outstanding, December 31, 2013	188	$28.88	3.70	$6,500

Shares vested or expected to vest, December 31, 2013	183	$24.86	3.68	$7,039

Shares exercisable, December 31, 2013	155	$27.68	2.85	$5,539

The total intrinsic value of the options exercised during the year ended December 31, 2013 and 2012 was $6.9 million and $2.2 million, respectively. The total fair value of shares vested during the year ended December 31, 2013 was $148 thousand. The total fair value of unvested shares forfeited during the year ended December 31, 2013 and 2012 was $26 thousand and $39 thousand, respectively. There were no forfeitures for the year ended December 31, 2011.

The Company received $5.4 million, $3.6 million and $4.2 million in cash from the exercise of stock options during the years ended December 31, 2013, 2012 and 2011, respectively. There was no tax benefit realized from exercises of the stock-based compensation arrangements during the years ended December 31, 2013, 2012 and 2011.

Share Awards

The Company also grants shares of restricted stock pursuant to the 2004 and 2012 Plans. These shares of restricted stock generally vest over a period of one to five years. The Company accounts for restricted stock grants by recording the fair value of the grant as compensation expense over the vesting period. Compensation expense related to restricted stock was $4.2 million, $3.6 million and $3.6 million for the years ended December 31, 2013, 2012 and 2011.

A summary of the status of nonvested shares of restricted stock as of December 31, 2013, and changes during the year then ended is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Nonvested share awards outstanding, December 31, 2012	432	$38.12
Share awards granted	52	54.17
Unvested share awards forfeited	(6)	40.94
Share awards vested	(26)	43.27

Nonvested shares outstanding, December 31, 2013	452	$39.08

The total fair value of restricted stock awards that fully vested during the year ended December 31, 2013 was $1.2 million.

As of December 31, 2013, there was $6.4 million of total unrecognized compensation expense related to stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.79 years.

13. OTHER NONINTEREST INCOME AND EXPENSE

Other noninterest income and expense totals are presented in the following tables. Components of these totals exceeding 1% of the aggregate of total net interest income and total noninterest income for any of the years presented and other amounts the Company elected to present are stated separately.

	Years Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Other noninterest income
Banking related service fees	$3,502	$2,650	$2,184
Bank Owned Life Insurance (BOLI)	3,635	2,673	1,382
Net loss on sale of assets	(13)	(231)	(527)
Rental income	1,990	1,667	1,424
Other	5,901	2,419	1,580

Total	$15,015	$9,178	$6,043

Other noninterest expense
Advertising	$2,642	$1,670	$969
Losses	2,138	1,314	1,110
Printing and supplies	2,616	2,586	1,807
Professional fees	3,573	4,118	2,598
Property taxes	5,827	4,623	3,823
Travel and development	3,629	2,179	1,539
Other	10,254	6,743	5,107

Total	$30,679	$23,233	$16,953

14. PROFIT SHARING PLAN

The Company has adopted a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code whereby the participants may contribute a percentage of their compensation as permitted under the Code. Matching contributions are made at the discretion of the Company. Presently, the Company matches 50% of an employee’s contributions, up to 15% of such employee’s compensation, not to exceed the maximum allowable pursuant to the Internal Revenue Code and excluding catch-up contributions. Such matching contributions were approximately $3.3 million, $2.4 million and $1.8 million for the years ended December 31, 2013, 2012 and 2011, respectively.

15. OFF-BALANCE SHEET ARRANGEMENTS, COMMITMENTS AND CONTINGENCIES

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of December 31, 2013 (other than deposit obligations and securities sold under repurchase agreements). The Company’s future cash payments associated with its contractual obligations pursuant to its junior subordinated debentures, FHLB notes payable and operating leases as of December 31, 2013 are summarized below. Payments for junior subordinated debentures include interest of $61.4 million that will be paid over the future periods. The future interest payments were calculated using the current rate in effect at December 31, 2013. The current principal balance of the junior subordinated debentures at December 31, 2013 was $124.2 million. Payments for FHLB notes payable include interest of $2.4 million that will be paid over the future periods. Payments related to leases are based on actual payments specified in underlying contracts.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Junior subordinated debentures	$3,009	$6,017	$6,016	$170,540	$185,582
Federal Home Loan Bank notes payable	1,590	3,456	5,665	2,337	13,048
Operating leases	5,747	7,806	3,405	6,532	23,490

Total	$10,346	$17,279	$15,086	$179,409	$222,120

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

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit expiring by period as of December 31, 2013 are summarized below.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$41,140	$5,904	$83	$—	$47,127
Commitments to extend credit	935,847	154,367	77,998	348,841	1,517,053

Total	$976,987	$160,271	$78,081	$348,841	$1,564,180

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

Commitments to Extend Credit. The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for credit losses. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts disclosed above do not necessarily represent future cash funding requirements. At December 31, 2013, $256.8 million of commitments to extend credit have fixed rates ranging from 1.4% to 18.0%.

The Company evaluates customer creditworthiness on a case-by-case basis. The amount of collateral obtained, if considered necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer.

Leases—The following table presents a summary of non-cancelable future operating lease commitments as of December 31, 2013 (dollars in thousands):

2014	$5,747
2015	4,516
2016	3,290
2017	2,129
2018	1,276
Thereafter	6,532

$23,490

It is expected that in the normal course of business, expiring leases will be renewed or replaced by leases on other property or equipment.

Rent expense under all noncancelable operating lease obligations aggregated approximately $5.8 million for the year ended December 31, 2013, $5.4 million for the year ended December 31, 2012 and $5.2 million for the year ended December 31, 2011.

Litigation—The Company and the Bank are defendants, from time to time, in legal actions arising from transactions conducted in the ordinary course of business. The Company and the Bank believe, after consultations with legal counsel, that the ultimate liability, if any, arising from such actions will not have a material adverse effect on their financial statements.

16. OTHER COMPREHENSIVE (LOSS) INCOME

	For the Years Ended December 31,
	2013			2012			2011
	Before Tax Amount	Tax Benefit	Net of Tax Amount	Before Tax Amount	Tax Benefit	Net of Tax Amount	Before Tax Amount	Tax Benefit	Net of Tax Amount
	(Dollars in thousands)
Other comprehensive loss:
Securities available for sale:
Change in unrealized gain during period	$(6,312)	$2,209	$(4,103)	$(6,903)	$2,417	$(4,486)	$(1,280)	$448	$(832)

Total securities available for sale	(6,312)	2,209	(4,103)	(6,903)	2,417	(4,486)	(1,280)	448	(832)

Total other comprehensive loss	$(6,312)	$2,209	$(4,103)	$(6,903)	$2,417	$(4,486)	$(1,280)	$448	$(832)

Activity in accumulated other comprehensive income, net of tax, was as follows:

	Securities Available for Sale	Accumulated Other Comprehensive Income
	(Dollars in thousands)
Balance at January 1, 2013	$8,986	$8,986
Other comprehensive loss	(4,103)	(4,103)

Balance at December 31, 2013	$4,883	$4,883

Balance at January 1, 2012	$13,472	$13,472
Other comprehensive loss	(4,486)	(4,486)

Balance at December 31, 2012	$8,986	$8,986

Balance at January 1, 2011	$14,304	$14,304
Other comprehensive loss	(832)	(832)

Balance at December 31, 2011	$13,472	$13,472

17. DERIVATIVE FINANCIAL INSTRUMENTS

During the year, the Company acquired FVNB and assumed the following derivative contracts relating to loans made to certain of its commercial customers. The interest rate derivative contracts outstanding at December 31, 2013 are presented in the following table (dollars in thousands):

	Current Notional Amount	Estimated Fair Value	Maturity Date	Fixed Pay Rate	Variable Rate Received
Commercial Loan Interest Rate Swap	$4,387	$48	August 1, 2020	4.30%	1-Month USD— LIBOR BBA+2.50
Commercial Loan Interest Rate Swap	1,618	28	August 15, 2020	5.49%	1-Month USD— LIBOR BBA+3.00
Commercial Loan Interest Rate Swap	1,463	7	August 15, 2020	4.30%	1-Month USD— LIBOR BBA+2.50
Commercial Loan Interest Rate Swap	1,898	(45)	May 1, 2022	5.60%	1-Month USD— LIBOR BBA+3.50

	$9,366	$38

In these transactions, the Company enters into an interest rate swap with a customer while at the same time entering into an offsetting interest rate swap with another financial institution. In connection with each swap transaction, the Company agrees to pay interest to the borrowing customer on a notional amount at a variable interest rate and receive interest from the customer on the same notional amount at a fixed interest rate. At the same time, the Company agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows the Company’s customer to effectively convert a variable-rate loan to a fixed-rate. Because the Company acts solely as an intermediary for its customer, changes in the fair value of the underlying derivative contracts offset each other and do not significantly impact the Company’s results of operations. The notional amounts and estimated fair values of interest rate derivative contracts outstanding at December 31, 2013 are presented in the following table (dollars in thousands):

	Current Notional Amount	Estimated Fair Value
Financial Institution Counterparties:
Swaps—assets	$1,898	$45
Swaps—liabilities	7,468	(83)

Bank Customer Counterparties:
Swaps—assets	$7,468	$83
Swaps—liabilities	1,898	(45)

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

To meet the capital adequacy requirements, the Company and the Bank must maintain minimum capital amounts and ratios of Total and Tier 1 capital to risk weighted assets, and of Tier 1 capital to adjusted quarterly average assets as defined in the regulations. As of December 31, 2013, the Company and the Bank met all capital adequacy requirements to which they were subject.

The Tier 1 and total capital ratios are calculated by dividing the respective capital amounts by risk weighted assets. Risk weighted assets include total assets, excluding goodwill and other intangible assets, allocated by risk weight category, and certain off-balance-sheet items. The leverage ratio is calculated by dividing Tier 1 capital by adjusted quarterly average total assets, excluding goodwill and other intangible assets.

As of December 31, 2013, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There have been no conditions or events since that notification which management believes have changed the Bank’s category. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table below.

The following is a summary of the Company’s and the Bank’s capital ratios at December 31, 2013 and 2012:

	Actual		For Capital Adequacy Purposes		To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
CONSOLIDATED:
As of December 31, 2013
Total Capital (to Risk Weighted Assets)	$1,259,768	14.02%	$719,005	8.00%	N/A	N/A
Tier I Capital (to Risk Weighted Assets)	1,192,486	13.27%	359,502	4.00%	N/A	N/A
Tier I Capital (to Average Tangible Assets)	1,192,486	7.42%	481,892	3.00%	N/A	N/A
As of December 31, 2012
Total Capital (to Risk Weighted Assets)	$974,702	15.22%	$512,171	8.00%	N/A	N/A
Tier I Capital (to Risk Weighted Assets)	922,138	14.40%	256,086	4.00%	N/A	N/A
Tier I Capital (to Average Tangible Assets)	922,138	7.10%	389,831	3.00%	N/A	N/A

PROSPERITY BANK® ONLY:
As of December 31, 2013
Total Capital (to Risk Weighted Assets)	$1,229,752	13.70%	$718,334	8.00%	$897,917	10.00%
Tier I Capital (to Risk Weighted Assets)	1,162,470	12.95%	359,167	4.00%	538,750	6.00%
Tier I Capital (to Average Tangible Assets)	1,162,470	7.24%	481,640	3.00%	802,733	5.00%
As of December 31, 2012
Total Capital (to Risk Weighted Assets)	$959,907	15.01%	$511,612	8.00%	$639,516	10.00%
Tier I Capital (to Risk Weighted Assets)	907,343	14.19%	255,806	4.00%	383,709	6.00%
Tier I Capital (to Average Tangible Assets)	907,343	6.99%	389,622	3.00%	649,370	5.00%

Dividends paid by Bancshares and the Bank are subject to restrictions by certain regulatory agencies. Dividends paid by Bancshares during the years ended December 31, 2013, 2012 and 2011 were $54.0 million, $41.5 million and $33.7 million, respectively. Dividends paid by the Bank to Bancshares during the years ended December 31, 2013, 2012 and 2011 were $203.5 million, $228.5 million and $35.8 million, respectively.

19. JUNIOR SUBORDINATED DEBENTURES

At both December 31, 2013 and 2012, the Company had outstanding $124.2 million and $85.1 million in junior subordinated debentures issued to the Company’s unconsolidated subsidiary trusts, respectively. On November 1, 2013, the Company acquired FVNB Corp. and assumed FVNB Capital Trust II and FVNB Capital Trust III. On March 7, 2011, the Company redeemed $7.2 million in junior subordinated debentures held by TXUI Statutory Trust I that bore a fixed interest rate of 10.60%. A penalty of $383 thousand was incurred in connection with the payoff and recorded as interest expense.

A summary of pertinent information related to the Company’s nine issues of junior subordinated debentures outstanding at December 31, 2013 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate(1)	Junior Subordinated Debt Owed to Trusts	Maturity Date(2)
	(Dollars in thousands)
Prosperity Statutory Trust II	July 31, 2001	$15,000	3 month LIBOR + 3.58%, not to exceed 12.50%	$15,464	July 31, 2031
Prosperity Statutory Trust III	August 15, 2003	12,500	3 month LIBOR + 3.00%	12,887	September 17, 2033
Prosperity Statutory Trust IV	December 30, 2003	12,500	3 month LIBOR + 2.85%	12,887	December 30, 2033
SNB Capital Trust IV	September 25, 2003	10,000	3 month LIBOR + 3.00%	10,310	September 25, 2033
TXUI Statutory Trust II	December 19, 2003	5,000	3 month LIBOR + 2.85%	5,155	December 19, 2033
TXUI Statutory Trust III	November 30, 2005	15,500	3 month LIBOR + 1.39%	15,980	December 15, 2035
TXUI Statutory Trust IV	March 31, 2006	12,000	3 month LIBOR + 1.39%	12,372	June 30, 2036
FVNB Capital Trust II(3)	June 14, 2005	18,000	3 month LIBOR + 1.68%	18,557	June 15, 2035
FVNB Capital Trust III(3)	June 23, 2006	20,000	3 month LIBOR + 1.60%	20,619	July 7, 2036

				$124,231

(1)	The 3-month LIBOR in effect as of December 31, 2013 was 0.244%.
(2)	All debentures are callable five years from issuance date.
(3)	Assumed in connection with the FVNB acquisition on November 1, 2013.

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

PROSPERITY BANCSHARES, INC.

(Parent Company Only)

CONDENSED BALANCE SHEETS

	December 31,
	2013	2012
	(Dollars in thousands)
ASSETS
Cash	$10,597	$826
Investment in subsidiary	2,877,089	2,155,701
Investment in capital and statutory trusts	3,731	2,555
Goodwill	3,982	3,982
Other assets	16,927	11,898

TOTAL	$2,912,326	$2,174,962

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accrued interest payable and other liabilities	$1,277	$518
Junior subordinated debentures	124,231	85,055

Total liabilities	125,508	85,573
SHAREHOLDERS’ EQUITY:
Common stock	66,085	56,484
Capital surplus.	1,798,862	1,274,290
Retained earnings	917,595	750,236
Unrealized gain on available for sale securities, net of tax benefit	4,883	8,986
Less treasury stock, at cost, 37,088 shares	(607)	(607)

Total shareholders’ equity	2,786,818	2,089,389

TOTAL	$2,912,326	$2,174,962

PROSPERITY BANCSHARES, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
OPERATING INCOME:
Dividends from subsidiaries	$203,500	$228,450	$35,800
Other income	115	131	142

Total income	203,615	228,581	35,942
OPERATING EXPENSE:
Junior subordinated debentures interest expense	2,551	2,593	2,984
Stock based compensation expense (includes restricted stock)	4,175	3,607	3,576
Other expenses	515	593	404

Total operating expense	7,241	6,793	6,964
INCOME BEFORE INCOME TAX BENEFIT AND EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	196,374	221,788	28,978
FEDERAL INCOME TAX BENEFIT	2,495	2,325	2,350

INCOME BEFORE EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	198,869	224,113	31,328
EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	22,529	(56,212)	110,421

NET INCOME	$221,398	$167,901	$141,749

PROSPERITY BANCSHARES, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Net income	$221,398	$167,901	$141,749
Other comprehensive loss, before tax:
Securities available for sale:
Change in unrealized gain during period	(6,312)	(6,903)	(1,280)

Total other comprehensive loss	(6,312)	(6,903)	(1,280)
Deferred tax benefit related to other comprehensive income	2,209	2,417	448

Other comprehensive loss, net of tax	(4,103)	(4,486)	(832)

Comprehensive income	$217,295	$163,415	$140,917

PROSPERITY BANCSHARES, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$221,398	$167,901	$141,749
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(22,529)	56,212	(110,421)
Stock based compensation expense (includes restricted stock)	4,175	3,607	3,576
(Increase) decrease in other assets	(2,382)	3,727	2,147
Increase (decrease) in accrued interest payable and other liabilities	3,135	(5,266)	(223)

Net cash provided by operating activities	203,797	226,181	36,828
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions	(152,807)	(189,966)	—
Cash acquired from acquisitions	7,441	1,372	—

Net cash used in investing activities	(145,366)	(188,594)	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercises	5,379	3,573	4,175
Redemption of junior subordinated debentures (net)	—	—	(7,210)
Payments of cash dividends	(54,039)	(41,543)	(33,742)

Net cash used in financing activities	(48,660)	(37,970)	(36,777)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,771	(383)	51
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	826	1,209	1,158

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,597	$826	$1,209

21.	SUBSEQUENT EVENTS

Pending Acquisition of F&M Bancorporation Inc.—On August 29, 2013, the Company entered into a definitive agreement to acquire F&M Bancorporation Inc. (“FMBC”) and its wholly-owned subsidiary, The F&M Bank & Trust Company (collectively, “F&M Bank”) headquartered in Tulsa, Oklahoma. F&M Bank operates 13 full-service banking offices: 9 in Tulsa, Oklahoma and surrounding areas; 1 (a loan production office) in Oklahoma City, Oklahoma; and 3 in Dallas, Texas. As of December 31, 2013, FMBC on a consolidated basis, reported total assets of $2.57 billion, total loans of $1.76 billion and total deposits of $2.33 billion.

Under the terms of the definitive agreement, the Company will issue approximately 3,298,246 shares of the Company’s common stock plus $47.0 million in cash for all outstanding shares of FMBC capital stock, subject to certain conditions and potential adjustments. The acquisition is subject to customary closing conditions, including the receipt of regulatory approvals and approval by FMBC’s stockholders.