Form 10-Q
period 2014-03-31
PROSPERITY BANCSHARES INC
filed 2014-05-08
CIK 1068851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

As of May 1, 2014, there were 69,731,610 outstanding shares of the registrant’s Common Stock, par value $1.00 per share.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1.	INTERIM CONSOLIDATED FINANCIAL STATEMENTS

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2014	2013
	(Dollars in thousands, except par value)
ASSETS
Cash and due from banks	$349,860	$380,990
Federal funds sold	382	400

Total cash and cash equivalents	350,242	381,390

Available for sale securities, at fair value	143,382	157,478
Held to maturity securities, at cost (fair value of $8,410,919 and $7,987,342, respectively)	8,417,955	8,066,970

Total securities	8,561,337	8,224,448

Loans held for sale	3,558	2,210
Loans held for investment	7,748,842	7,773,011

Total loans	7,752,400	7,775,221
Less: allowance for credit losses	(67,096)	(67,282)

Loans, net	7,685,304	7,707,939

Accrued interest receivable	45,054	49,246
Goodwill	1,672,004	1,671,520
Core deposit intangibles, net	39,702	42,049
Bank premises and equipment, net	280,812	282,925
Other real estate owned	7,372	7,299
Bank owned life insurance (BOLI)	178,530	177,532
Federal Home Loan Bank of Dallas stock	23,857	24,499
Other assets	68,919	73,181

TOTAL ASSETS	$18,913,133	$18,642,028

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$4,142,042	$4,108,835
Interest-bearing	11,318,015	11,182,436

Total deposits	15,460,057	15,291,271
Other borrowings	40,451	10,689
Securities sold under repurchase agreements	349,074	364,357
Junior subordinated debentures	124,231	124,231
Accrued interest payable	2,372	2,500
Other liabilities	96,194	62,162

Total liabilities	16,072,379	15,855,210
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $1 par value; 200,000,000 shares authorized; 66,298,176 and 66,085,179 shares issued at March 31, 2014 and December 31, 2013, respectively; 66,261,088 and 66,048,091 shares outstanding at March 31, 2014 and December 31, 2013, respectively	66,298	66,085
Capital surplus	1,801,659	1,798,862
Retained earnings	968,839	917,595
Accumulated other comprehensive income—net unrealized gain on available for sale securities, net of tax of $2,458 and $2,630, respectively	4,565	4,883
Less treasury stock, at cost, 37,088 shares	(607)	(607)

Total shareholders’ equity	2,840,754	2,786,818

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$18,913,133	$18,642,028

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$107,144	$81,464
Securities	47,056	36,548
Federal funds sold	48	19

Total interest income	154,248	118,031

INTEREST EXPENSE:
Deposits	9,387	8,690
Securities sold under repurchase agreements	237	292
Junior subordinated debentures	775	605
Other borrowings	158	362

Total interest expense	10,557	9,949

NET INTEREST INCOME	143,691	108,082
PROVISION FOR CREDIT LOSSES	600	2,800

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	143,091	105,282

NONINTEREST INCOME:
Nonsufficient funds (NSF) fees	8,870	8,509
Credit card, debit card and ATM card income	4,724	6,487
Service charges on deposit accounts	4,037	2,931
Trust income	1,800	1,017
Mortgage income	593	991
Brokerage income	1,269	303
Net gain on sale of assets	3,310	1
Other	4,001	3,202

Total noninterest income	28,604	23,441

NONINTEREST EXPENSE:
Salaries and employee benefits	43,408	33,209
Net occupancy and equipment	5,339	4,278
Debit card, data processing and software amortization	3,184	2,570
Regulatory assessments and FDIC insurance	2,726	2,395
Core deposit intangibles amortization	2,045	1,755
Depreciation	3,201	2,378
Communications	2,737	2,196
Other real estate expense	396	223
Other	7,998	6,763

Total noninterest expense	71,034	55,767

INCOME BEFORE INCOME TAXES	100,661	72,956
PROVISION FOR INCOME TAXES	33,524	23,651

NET INCOME	$67,137	$49,305

EARNINGS PER SHARE:
Basic	$1.01	$0.87

Diluted	$1.01	$0.86

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Net income	$67,137	$49,305

Other comprehensive loss, before tax:
Securities available for sale:
Change in unrealized gain during period	(489)	(1,771)

Total other comprehensive loss	(489)	(1,771)
Deferred tax benefit related to other comprehensive income	171	620

Other comprehensive loss, net of tax	(318)	(1,151)

Comprehensive income	$66,819	$48,154

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

					Accumulated
					Other		Total
	Common Stock		Capital	Retained	Comprehensive	Treasury	Shareholders’
	Shares	Amount	Surplus	Earnings	Income	Stock	Equity
	(In thousands, except share and per share data)
BALANCE AT DECEMBER 31, 2012	56,484,234	$56,484	$1,274,290	$750,236	$8,986	$(607)	$2,089,389
Net income				49,305			49,305
Other comprehensive loss					(1,151)		(1,151)
Common stock issued in connection with the exercise of stock options and restricted stock awards	35,758	36	634				670
Common stock issued in connection with the acquisition of East Texas Financial Services, Inc.	530,940	531	21,769				22,300
Stock based compensation expense			1,198				1,198
Cash dividends declared, $0.215 per share				(12,256)			(12,256)

BALANCE AT MARCH 31, 2013	57,050,932	$57,051	$1,297,891	$787,285	$7,835	$(607)	$2,149,455

BALANCE AT DECEMBER 31, 2013	66,085,179	$66,085	$1,798,862	$917,595	$4,883	$(607)	$2,786,818
Net income				67,137			67,137
Other comprehensive loss					(318)		(318)
Common stock issued in connection with the exercise of stock options and restricted stock awards	212,997	213	1,626				1,839
Stock based compensation expense			1,171				1,171
Cash dividends declared, $0.240 per share				(15,893)			(15,893)

BALANCE AT MARCH 31, 2014	66,298,176	$66,298	$1,801,659	$968,839	$4,565	$(607)	$2,840,754

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$67,137	$49,305
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and core deposit intangibles amortization	5,246	4,133
Provision for credit losses	600	2,800
Net amortization of premium on investments	12,279	22,710
Loss on sale or write down of premises, equipment and other real estate	60	103
Gain on sale of assets	(3,310)	1
Net accretion of discount on loans	(13,476)	(14,292)
Proceeds from sale of loans held for sale	23,698	42,131
Originations of loans held for sale	(25,046)	(40,131)
Stock based compensation expense	1,171	1,198
Decrease in accrued interest receivable and other assets	8,840	16,784
Increase in accrued interest payable and other liabilities	35,480	28,036

Net cash provided by operating activities	112,679	112,778

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of held to maturity securities	314,135	589,924
Purchase of held to maturity securities	(677,436)	(1,159,815)
Proceeds from maturities, sales and principal paydowns of available for sale securities	263,643	403,912
Purchase of available for sale securities	(250,000)	(384,999)
Net decrease in loans held for investment	34,057	47,199
Purchase of bank premises and equipment	(2,478)	(1,588)
Proceeds from sale of bank premises, equipment and other real estate	5,041	1,425
Net cash and cash equivalents acquired in the purchase of East Texas Financial Services, Inc.	—	3,471

Net cash used in investing activities	(313,038)	(500,471)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits	33,207	(32,934)
Net increase (decrease) in interest-bearing deposits	135,579	(7,851)
Net proceeds from other short-term borrowings	30,000	280,000
Repayments of other long-term borrowings	(238)	(567)
Net (decrease) increase in securities sold under repurchase agreements	(15,283)	15,739
Proceeds from stock option exercises	1,839	670
Payments of cash dividends	(15,893)	(12,256)

Net cash provided by financing activities	169,211	242,801

NET DECREASE IN CASH AND CASH EQUIVALENTS	(31,148)	(144,892)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	381,390	326,304

CASH AND CASH EQUIVALENTS, END OF PERIOD	$350,242	$181,412

NONCASH ACTIVITIES:
Stock issued in connection with the East Texas Financial Services, Inc. acquisition	$—	$22,300
Acquisition of real estate through foreclosure of collateral	2,710	1,347
SUPPLEMENTAL INFORMATION:
Income taxes paid	$5,000	$—
Interest paid	10,694	10,034

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(UNAUDITED)

1. BASIS OF PRESENTATION

The interim consolidated financial statements include the accounts of Prosperity Bancshares, Inc.® (the “Company”) and its wholly-owned subsidiaries, Prosperity Bank® (the “Bank”) and Prosperity Holdings of Delaware, LLC. All intercompany transactions and balances have been eliminated.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Operating results for the three-month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any other period.

2. INCOME PER COMMON SHARE

Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares. The following table illustrates the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2014		2013
		Per Share		Per Share
	Amount	Amount	Amount	Amount
	(Amounts in thousands, except per share data)
Net income	$67,137		$49,305

Basic:
Weighted average shares outstanding	66,186	$1.01	56,988	$0.87

Diluted:
Add incremental shares for:
Effect of dilutive securities—options	94		146

Total	66,280	$1.01	57,134	$0.86

There were no stock options exercisable during the three months ended March 31, 2014 or 2013 that would have had an anti-dilutive effect on the above computation.

3. NEW ACCOUNTING STANDARDS

Accounting Standards Updates (“ASU”)

ASU 2014-04 “Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40) — Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure”. ASU 2014-04 intends to reduce diversity by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. ASU 2014-04 will become effective for the Company on January 1, 2015 and is not expected to have an impact on the Company’s financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(UNAUDITED)

4. SECURITIES

The amortized cost and fair value of investment securities were as follows:

	March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$23,238	$609	$—	$23,847
Collateralized mortgage obligations	455	6	(3)	458
Mortgage-backed securities	100,077	6,476	(19)	106,534
Other securities	12,589	—	(46)	12,543

Total	$136,359	$7,091	$(68)	$143,382

Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$62,966	$213	$(148)	$63,031
States and political subdivisions	383,335	4,673	(982)	387,026
Corporate debt securities	508	4	—	512
Collateralized mortgage obligations	42,327	739	(22)	43,044
Mortgage-backed securities	7,899,007	100,051	(113,846)	7,885,212
Qualified Zone Academy Bond (QZAB)	16,912	924	(307)	17,529
Qualified School Construction Bonds (QSCB)	12,900	1,665	—	14,565

Total	$8,417,955	$108,269	$(115,305)	$8,410,919

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$28,578	$797	$—	$29,375
Collateralized mortgage obligations	483	7	(1)	489
Mortgage-backed securities	108,316	6,843	(22)	115,137
Other securities	12,589	14	(126)	12,477

Total	$149,966	$7,661	$(149)	$157,478

Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$62,931	$46	$(935)	$62,042
States and political subdivisions	426,335	3,176	(2,207)	427,304
Corporate debt securities	513	5	—	518
Collateralized mortgage obligations	50,034	1,017	(58)	50,993
Mortgage-backed securities	7,514,257	84,166	(165,979)	7,432,444
Qualified School Construction Bonds (QSCB)	12,900	1,141	—	14,041

Total	$8,066,970	$89,551	$(169,179)	$7,987,342

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(UNAUDITED)

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities classified as available for sale or held to maturity are evaluated for OTTI under Financial Accounting Standards Board (“FASB”): FASB Accounting Standards Codification (“ASC”) Topic 320, “Investments-Debt and Equity Securities.”

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

As of March 31, 2014, the Company does not intend to sell any debt securities and management believes that the Company more likely than not will not be required to sell any debt securities before their anticipated recovery, at which time the Company will receive full value for the securities. Furthermore, as of March 31, 2014, management does not have the intent to sell any of its securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of March 31, 2014, management believes any impairment in the Company’s securities is temporary and no impairment loss has been realized in the Company’s consolidated statements of income.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(UNAUDITED)

Securities with unrealized losses, segregated by length of time, that have been in a continuous loss position were as follows:

	March 31, 2014
	Less than 12 Months		More than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$186	$(2)	$48	$(1)	$234	$(3)
Mortgage-backed securities	696	(2)	3,021	(17)	3,717	(19)
Other securities	12,542	(46)	—	—	12,542	(46)

Total	$13,424	$(50)	$3,069	$(18)	$16,493	$(68)

Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$26,620	$(148)	$—	$—	$26,620	$(148)
States and political subdivisions	69,880	(901)	21,218	(388)	91,098	(1,289)
Collateralized mortgage obligations	1,548	(18)	437	(4)	1,985	(22)
Mortgage-backed securities	2,582,055	(69,224)	985,079	(44,622)	3,567,134	(113,846)

Total	$2,680,103	$(70,291)	$1,006,734	$(45,014)	$3,686,837	$(115,305)

	December 31, 2013
	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$5	$—	$50	$(1)	$55	$(1)
Mortgage-backed securities	651	(1)	3,313	(21)	3,964	(22)
Other securities	6,911	(126)	—	—	6,911	(126)

Total	$7,567	$(127)	$3,363	$(22)	$10,930	$(149)

Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$48,389	$(935)	$—	$—	$48,389	$(935)
States and political subdivisions	113,063	(1,581)	28,639	(626)	141,702	(2,207)
Collateralized mortgage obligations	2,109	(32)	433	(26)	2,542	(58)
Mortgage-backed securities	3,702,569	(106,816)	998,380	(59,163)	4,700,949	(165,979)

Total	$3,866,130	$(109,364)	$1,027,452	$(59,815)	$4,893,582	$(169,179)

At March 31, 2014 and December 31, 2013, there were 432 securities and 450 securities, respectively, in an unrealized loss position for more than 12 months.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(UNAUDITED)

The amortized cost and fair value of investment securities at March 31, 2014, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)
Due in one year or less	$32,648	$32,748	$12,684	$12,638
Due after one year through five years	158,614	159,787	4,833	5,000
Due after five years through ten years	205,727	208,084	16,638	17,047
Due after ten years	79,632	82,044	1,672	1,705

Subtotal	476,621	482,663	35,827	36,390
Mortgage-backed securities and collateralized mortgage obligations	7,941,334	7,928,256	100,532	106,992

Total	$8,417,955	$8,410,919	$136,359	$143,382

The Company recorded no gain or loss on sale of securities for the three months ended March 31, 2014 and 2013. As of March 31, 2014, the Company had eight non-agency collateralized mortgage obligations remaining with a total book value of $1.6 million and total market value of $1.6 million.

At March 31, 2014 and December 31, 2013, the Company did not own securities of any one issuer (other than the U.S. government and its agencies) for which aggregate adjusted cost exceeded 10% of the consolidated shareholders’ equity at such respective dates.

Securities with an amortized cost of $5.10 billion and $4.46 billion and a fair value of $5.09 billion and $4.47 billion at March 31, 2014 and December 31, 2013, respectively, were pledged to collateralize public deposits and for other purposes required or permitted by law.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(UNAUDITED)

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The loan portfolio consists of various types of loans made principally to borrowers located within the states of Texas and Oklahoma and is classified by major type as follows:

	March 31,	December 31,
	2014	2013
	(Dollars in thousands)
Residential mortgage loans held for sale	$3,558	$2,210

Commercial and industrial	1,255,020	1,279,777
Real estate:
Construction, land development and other land loans	888,985	865,511
1-4 family residential (including home equity)	2,166,888	2,129,510
Commercial real estate (including multi-family residential)	2,709,386	2,753,797
Farmland	337,021	332,648
Agriculture	175,836	198,610
Consumer and other (net of unearned discount)	215,706	213,158

Total loans held for investment	7,748,842	7,773,011

Total	$7,752,400	$7,775,221

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

(ii) Commercial Real Estate. The Company makes commercial real estate related loans collateralized by owner-occupied and non-owner-occupied real estate to finance the purchase of real estate. The Company’s commercial real estate related loans are collateralized by first liens on real estate, typically have variable interest rates (or five year or less fixed rates) and amortize over a 15 to 20 year period. Payments on loans secured by such properties are often dependent on the successful operation or management of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than other types of loans. The Company seeks to minimize these risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition in connection with underwriting these loans. The underwriting analysis also includes credit verification, analysis of global cash flow, appraisals and a review of the financial condition of the borrower. At March 31, 2014, approximately 52.8% of the outstanding principal balance of the Company’s commercial real estate related loans was secured by owner-occupied properties.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(UNAUDITED)

(iii) 1-4 Family Residential Loans. The Company originates 1-4 family residential mortgage loans (including home equity loans and residential mortgage loans held for sale) collateralized by owner-occupied residential properties located in the Company’s market areas. The Company offers a variety of mortgage loan portfolio products which generally are amortized over five to 25 years. Loans collateralized by 1-4 family residential real estate generally have been originated in amounts of no more than 89% of appraised value or have mortgage insurance. The Company requires mortgage title insurance and hazard insurance. The Company retains these portfolio loans for its own account rather than selling them into the secondary market. By doing so, the Company incurs interest rate risk as well as the risks associated with nonpayments on such loans. The Company’s Mortgage Department offers a variety of mortgage loan products which are generally amortized over 30 years, including FHA and VA loans. The Company sells the loans originated by the Mortgage Department into the secondary market.

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

(vi) Consumer Loans. Consumer loans made by the Company include direct “A” credit automobile loans, recreational vehicle loans, boat loans, home improvement loans, personal loans (collateralized and uncollateralized) and deposit account collateralized loans. The terms of these loans typically range from 12 to 180 months and vary based upon the nature of collateral and size of loan. Generally, consumer loans entail greater risk than do real estate secured loans, particularly in the case of consumer loans that are unsecured or collateralized by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan balance. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws may limit the amount which can be recovered on such loans.

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

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(UNAUDITED)

Concentrations of Credit. Most of the Company’s lending activity occurs within the states of Texas and Oklahoma. The majority of the Company’s loan portfolio consists of commercial and industrial, commercial real estate and 1-4 family residential loans. As of March 31, 2014 and December 31, 2013, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

Foreign Loans. The Company has U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at March 31, 2014 or December 31, 2013.

Related Party Loans. As of March 31, 2014 and December 31, 2013, loans outstanding to directors, officers and their affiliates totaled $6.0 million and $6.2 million, respectively. All transactions entered into between the Company and such related parties are done in the ordinary course of business, made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related party loans is as follows:

	March 31,	December 31,
	2014	2013
	(Dollars in thousands)
Beginning balance on January 1	$6,187	$6,682
New loans and reclassified related loans	2,814	306
Repayments	(3,015)	(801)

Ending balance	$5,986	$6,187

Nonperforming Assets and Nonaccrual and Past Due Loans. The Company has several procedures in place to assist it in maintaining the overall quality of its loan portfolio. The Company has established underwriting guidelines to be followed by its officers and the Company also monitors its delinquency levels for any negative or adverse trends. There can be no assurance, however, that the Company’s loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general economic conditions.

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

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(UNAUDITED)

An aging analysis of past due loans, segregated by class of loans, was as follows:

	March 31, 2014
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Construction, land development and other land loans	$10,291	$227	$10,518	$377	$878,090	$888,985
Agriculture and agriculture real estate (includes farmland)	1,351	—	1,351	84	511,422	512,857
1-4 family (includes home equity) (1)	2,900	222	3,122	3,832	2,163,492	2,170,446
Commercial real estate (includes multi-family residential)	28,130	44	28,174	1,629	2,679,583	2,709,386
Commercial and industrial	17,669	3,026	20,695	1,636	1,232,689	1,255,020
Consumer and other	1,704	—	1,704	156	213,846	215,706

Total	$62,045	$3,519	$65,564	$7,714	$7,679,122	$7,752,400

	December 31, 2013
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Construction, land development and other land loans	$6,258	$2	$6,260	$386	$858,865	$865,511
Agriculture and agriculture real estate (includes farmland)	5,634	218	5,852	62	525,344	531,258
1-4 family (includes home equity) (1)	8,684	2,012	10,696	3,086	2,117,938	2,131,720
Commercial real estate (includes multi-family residential)	8,163	1,752	9,915	4,333	2,739,549	2,753,797
Commercial and industrial	9,552	933	10,485	2,208	1,267,084	1,279,777
Consumer and other	1,344	30	1,374	156	211,628	213,158

Total	$39,635	$4,947	$44,582	$10,231	$7,720,408	$7,775,221

(1)	Includes $3.6 million and $2.2 million of residential mortgage loans held for sale at March 31, 2014 and December 31, 2013, respectively.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(UNAUDITED)

The following table presents information regarding nonperforming assets as of the dates indicated:

	March 31,	December 31,
	2014	2013
	(Dollars in thousands)
Nonaccrual loans	$7,714	$10,231
Accruing loans 90 or more days past due	3,519	4,947

Total nonperforming loans	11,233	15,178
Repossessed assets	91	27
Other real estate	7,372	7,299

Total nonperforming assets	$18,696	$22,504

Nonperforming assets to total loans and other real estate	0.24%	0.29%

The Company’s conservative lending approach has resulted in sound asset quality. The Company had $18.7 million in nonperforming assets at March 31, 2014 compared with $22.5 million at December 31, 2013.

If interest on nonaccrual loans had been accrued under the original loan terms, approximately $234 thousand and $111 thousand would have been recorded as income for the three months ended March 31, 2014 and 2013, respectively.

Purchased Credit-Impaired (PCI) Loans. In connection with the acquisition of American State Financial Corporation (ASB) on July 1, 2012, Community National Bank on October 1, 2012, East Texas Financial Services, Inc. on January 1, 2013, Coppermark Bancshares, Inc. on April 1, 2013 and FVNB Corp. on November 1, 2013, the Company acquired loans both with and without evidence of credit quality deterioration since origination. The acquired loans were initially recorded at fair value with no carryover of any allowance for loan losses.

Loans acquired with evidence of credit quality deterioration at acquisition for which it was probable that the Company would not be able to collect all contractual amounts due were accounted for as PCI.

The carrying amount of acquired PCI loans included in the consolidated balance sheet and the related outstanding balance as of the dates indicated are presented in the table below.

	March 31,	December 31,
	2014	2013
	(Dollars in thousands)
Acquired PCI loans:
Outstanding balance	$81,671	$87,089
Discount	42,025	45,497

Recorded investment	$39,646	$41,592

The outstanding balance represents the total amount owed as of March 31, 2014 and December 31, 2013, including accrued but unpaid interest and any amounts previously charged off. No allowance for loan losses was required on the acquired PCI loans at both March 31, 2014 and December 31, 2013.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(UNAUDITED)

Changes in the accretable yield for acquired PCI loans as of the dates indicated below were as follows:

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$9,855	$7,459
Additions	—	1,736
Reclassifications from nonaccretable	1,503	143
Accretion	(2,888)	(1,769)

Balance at March 31	$8,470	$7,569

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

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(UNAUDITED)

Impaired loans are set forth in the following tables. No interest income was recognized on impaired loans subsequent to their classification as impaired. The average recorded investment presented in the tables below is reported on a year-to-date basis.

	March 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
	(Dollars in thousands)
With no related allowance recorded:
Construction, land development and other land loans	$324	$341	$—	$301
Agriculture and agriculture real estate (includes farmland)	27	137	—	21
1-4 family (includes home equity)	762	829	—	673
Commercial real estate (includes multi-family residential)	1,415	2,637	—	1,953
Commercial and industrial	293	452	—	198
Consumer and other	9	9	—	12

Total	2,830	4,405	—	3,158

With an allowance recorded:
Construction, land development and other land loans	—	—	—	—
Agriculture and agriculture real estate (includes farmland)	180	186	48	101
1-4 family (includes home equity)	2,187	2,220	767	2,353
Commercial real estate (includes multi-family residential)	7	8	7	810
Commercial and industrial	1,269	1,357	1,217	1,190
Consumer and other	140	152	92	118

Total	3,783	3,923	2,131	4,572

Total:
Construction, land development and other land loans	324	341	—	301
Agriculture and agriculture real estate (includes farmland)	207	323	48	122
1-4 family (includes home equity)	2,949	3,049	767	3,026
Commercial real estate (includes multi-family residential)	1,422	2,645	7	2,763
Commercial and industrial	1,562	1,809	1,217	1,388
Consumer and other	149	161	92	130

	$6,613	$8,328	$2,131	$7,730

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(UNAUDITED)

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

Grade 1 – Credits in this category have risk potential that is virtually nonexistent. These loans may be secured by insured certificates of deposit, insured savings accounts, U.S. Government securities and highly rated municipal bonds.

Grade 2 – Credits in this category are of the highest quality. These borrowers represent top rated companies and individuals with unquestionable financial standing with excellent global cash flow coverage, net worth, liquidity and collateral coverage.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(UNAUDITED)

Grade 3 – Credits in this category are not immune from risk but are well protected by the collateral and paying capacity of the borrower. These loans may exhibit a minor unfavorable credit factor, but the overall credit is sufficiently strong to minimize the possibility of loss.

Grade 4 – Credits in this category are considered “pass/watch”. Loans in this category have sources of repayment that remain sufficient to preclude a larger than normal probability of default and secondary sources are likewise currently of sufficient quantity, quality, and liquidity to protect the Bank against loss of principal and interest. These borrowers have specific risk factors, but the overall strength of the credit is acceptable based on other mitigating credit and/or collateral factors and can repay the debt in the normal course of business.

Grade 5 – Credits in this category constitute an undue and unwarranted credit risk; however the factors do not rise to a level of substandard. These credits have potential weaknesses and/or declining trends that, if not corrected, could expose the Bank to risk at a future date. These loans are monitored on the Bank’s internally generated watch list and evaluated on a quarterly basis.

Grade 6 – Credits in this category are considered “substandard” but “non-impaired” loans in accordance with regulatory guidelines. Loans in this category have well-defined weaknesses that, if not corrected, could make default of principal and interest possible. Loans in this category are still accruing interest and may be dependent upon secondary sources of repayment and/or collateral liquidation.

Grade 7 – Credits in this category are deemed “substandard” and “impaired” pursuant to regulatory guidelines. As such, the Bank has determined that it is probable that less than 100% of the contractual principal and interest will be collected. These loans are individually evaluated for a specific reserve valuation and will typically have the accrual of interest stopped.

Grade 8 – Credits in this category include “doubtful” loans in accordance with regulatory guidance. Such loans are no longer accruing interest and factors indicate a loss is imminent. These loans are also deemed “impaired.” While a specific reserve may be in place while the loan and collateral is being evaluated, these loans are typically charged down to an amount the Bank estimates is collectible.

Grade 9 – Credits in this category are deemed a “loss” in accordance with regulatory guidelines and have been charged off or charged down. The Bank may continue collection efforts and may have partial recovery in the future.

The following table presents risk grades and classified loans by class of loan at March 31, 2014. Impaired loans include loans in risk grades 7, 8 and 9.

	Construction,	Agriculture and		Commercial
	Land	Agriculture Real	1-4 Family	Real Estate
	Development and	Estate (includes	(includes	(includes Multi-	Commercial	Consumer and
	other land loans	Farmland)	Home Equity) (1)	Family Residential)	and Industrial	Other	Total
	(Dollars in thousands)
Grade 1	$—	$4,869	$—	$—	$48,682	$32,948	$86,499
Grade 2	—	—	—	—	—	—	—
Grade 3	883,334	502,053	2,154,734	2,659,042	1,183,149	182,419	7,564,731
Grade 4	—	—	—	—	—	—	—
Grade 5	978	4,998	3,877	10,484	13,181	123	33,641
Grade 6	955	138	4,943	12,115	3,052	67	21,270
Grade 7	324	207	2,939	1,422	1,546	149	6,587
Grade 8	—	—	10	—	16	—	26
Grade 9	—	—	—	—	—	—	—
PCI Loans (2)	3,394	592	3,943	26,323	5,394	—	39,646

Total	$888,985	$512,857	$2,170,446	$2,709,386	$1,255,020	$215,706	$7,752,400

(1)	Includes $3.6 million of residential mortgage loans held for sale at March 31, 2014.
(2)	Of the total PCI loans, $17.3 million were classifed as substandard at March 31, 2014.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(UNAUDITED)

The following table presents risk grades and classified loans by class of loan at December 31, 2013. Impaired loans include loans in risk grades 7, 8 and 9.

	Construction,	Agriculture and		Commercial
	Land	Agriculture Real	1-4 Family	Real Estate
	Development and	Estate (includes	(includes	(includes Multi-	Commercial	Consumer and
	other land loans	Farmland)	Home Equity) (1)	Family Residential)	and Industrial	Other	Total
	(Dollars in thousands)
Grade 1	$—	$5,225	$—	$—	$50,131	$31,362	$86,718
Grade 2	—	—	—	—	—	—	—
Grade 3	858,712	520,921	2,113,698	2,697,664	1,202,604	181,406	7,575,005
Grade 4	—	—	—	—	—	—	—
Grade 5	1,141	3,427	6,337	10,798	17,179	146	39,028
Grade 6	1,616	1,043	4,504	14,316	2,423	134	24,036
Grade 7	277	35	3,093	4,103	1,214	110	8,832
Grade 8	—	—	10	—	—	—	10
Grade 9	—	—	—	—	—	—	—
PCI Loans (2)	3,765	607	4,078	26,916	6,226	—	41,592

Total	$865,511	$531,258	$2,131,720	$2,753,797	$1,279,777	$213,158	$7,775,221

(1)	Includes $2.2 million of residential mortgage loans held for sale at December 31, 2013.
(2)	Of the total PCI loans, $17.6 million were classifed as substandard at December 31, 2013.

Allowance for Credit Losses. The allowance for credit losses is a valuation established through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses which it believes is adequate for estimated probable losses in the Company’s loan portfolio. The amount of the allowance for credit losses is affected by the following: (i) charge-offs of loans that occur when loans are deemed uncollectible and decrease the allowance, (ii) recoveries on loans previously charged off that increase the allowance and (iii) provisions for credit losses charged to earnings that increase the allowance. Based on an evaluation of the loan portfolio and consideration of the factors listed below, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance.

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

MARCH 31, 2014

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

At March 31, 2014, the allowance for credit losses totaled $67.1 million or 0.87% of total loans. At December 31, 2013, the allowance totaled $67.3 million or 0.87% of total loans.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(UNAUDITED)

The following table details activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2014 and 2013. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

		Agriculture
	Construction,	and		Commercial
	Land	Agriculture	1-4 Family	Real Estate
	Development	Real Estate	(includes	(includes	Commercial
	and other	(includes	Home	Multi-Family	and	Consumer
	land loans	Farmland)	Equity)	Residential)	Industrial	and Other	Total
	(Dollars in thousands)
Allowance for credit losses:
Three Months Ended
Balance January 1, 2014	$14,353	$1,229	$17,046	$24,835	$8,167	$1,652	$67,282
Provision for credit losses	(770)	46	1,804	(1,404)	567	357	600

Charge-offs	(2)	(14)	(139)	(102)	(143)	(1,045)	(1,445)
Recoveries	19	95	7	42	62	434	659

Net charge-offs	17	81	(132)	(60)	(81)	(611)	(786)

Balance March 31, 2014	$13,600	$1,356	$18,718	$23,371	$8,653	$1,398	$67,096

Three Months Ended
Balance January 1, 2013	$11,909	$764	$13,942	$19,607	$5,777	$565	$52,564
Provision for credit losses	270	116	272	2,205	(318)	255	2,800

Charge-offs	—	—	(111)	(68)	(155)	(606)	(940)
Recoveries	56	7	9	125	96	332	625

Net charge-offs	56	7	(102)	57	(59)	(274)	(315)

Balance March 31, 2013	$12,235	$887	$14,112	$21,869	$5,400	$546	$55,049

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(UNAUDITED)

The following table details the amount of the allowance for loan losses allocated to each portfolio segment as of March 31, 2014, December 31, 2013 and March 31, 2013, detailed on the basis of the impairment methodology used by the Company.

		Agriculture
	Construction,	and		Commercial
	Land	Agriculture	1-4 Family	Real Estate
	Development	Real Estate	(includes	(includes	Commercial
	and other	(includes	Home	Multi-Family	and	Consumer
	land loans	Farmland)	Equity)	Residential)	Industrial	and Other	Total
	(Dollars in thousands)
Allowance for credit losses related to:
March 31, 2014
Individually evaluated for impairment	$—	$48	$767	$7	$1,217	$92	$2,131
Collectively evaluated for impairment	13,600	1,308	17,951	23,364	7,436	1,306	64,965
PCI loans	—	—	—	—	—	—	—

Total allowance for credit losses	$13,600	$1,356	$18,718	$23,371	$8,653	$1,398	$67,096

December 31, 2013
Individually evaluated for impairment	$—	$18	$890	$445	$1,029	$77	$2,459
Collectively evaluated for impairment	14,353	1,211	16,156	24,390	7,138	1,575	64,823
PCI loans	—	—	—	—	—	—	—

Total allowance for credit losses	$14,353	$1,229	$17,046	$24,835	$8,167	$1,652	$67,282

March 31, 2013
Individually evaluated for impairment	$134	$27	$94	$786	$1,467	$65	$2,573
Collectively evaluated for impairment	12,101	860	14,018	21,083	3,933	481	52,476
PCI loans	—	—	—	—	—	—	—

Total allowance for credit losses	$12,235	$887	$14,112	$21,869	$5,400	$546	$55,049

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(UNAUDITED)

The following table details the recorded investment in loans as of March 31, 2014, December 31, 2013 and March 31, 2013, excluding $3.6 million, $2.2 million and $8.5 million, respectively, of residential mortgage loans held for sale, related to each balance in the allowance for loan losses by portfolio segment.

		Agriculture
	Construction,	and		Commercial
	Land	Agriculture	1-4 Family	Real Estate
	Development	Real Estate	(includes	(includes	Commercial
	and other	(includes	Home	Multi-Family	and	Consumer
	land loans	Farmland)	Equity)	Residential)	Industrial	and Other	Total
	(Dollars in thousands)
Recorded investment in loans:
March 31, 2014
Individually evaluated for impairment	$324	$207	$2,949	$1,422	$1,562	$149	$6,613
Collectively evaluated for impairment	885,267	512,058	2,159,996	2,681,641	1,248,064	215,557	7,702,583
PCI loans	3,394	592	3,943	26,323	5,394	—	39,646

Total loans evaluated for impairment	$888,985	$512,857	$2,166,888	$2,709,386	$1,255,020	$215,706	$7,748,842

December 31, 2013
Individually evaluated for impairment	$277	$35	$3,103	$4,103	$1,214	$110	$8,842
Collectively evaluated for impairment	861,469	530,616	2,122,329	2,722,778	1,272,337	213,048	7,722,577
PCI loans	3,765	607	4,078	26,916	6,226	—	41,592

Total loans evaluated for impairment	$865,511	$531,258	$2,129,510	$2,753,797	$1,279,777	$213,158	$7,773,011

March 31, 2013
Individually evaluated for impairment	$635	$107	$486	$2,664	$3,209	$69	$7,170
Collectively evaluated for impairment	574,657	286,254	1,539,085	1,969,385	726,168	132,277	5,227,826
PCI loans	15	428	3,180	21,469	2,931	5	28,028

Total loans evaluated for impairment	$575,307	$286,789	$1,542,751	$1,993,518	$732,308	$132,351	$5,263,024

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(UNAUDITED)

Troubled Debt Restructurings. The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. Effective July 1, 2011, the Company adopted the provisions of ASU No. 2011-02, “Receivables (Topic 310)-A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” As such, the Company reassessed all loan modifications occurring since January 1, 2011 for identification as troubled debt restructurings. The following table presents information regarding the recorded balance of loans modified in a troubled debt restructuring during the quarter ended March 31, 2014:

		Pre-	Post-
		Modification	Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
(Dollars in thousands)
Troubled Debt Restructurings
Construction, land development and other land loans	—	$—	$—
Agriculture and agriculture real estate	—	—	—
1-4 Family (includes home equity)	—	—	—
Commercial real estate (commercial mortgage and multi-family)	1	35	35
Commercial and industrial	1	16	16
Consumer and other	—	—	—

Total	2	$51	$51

There were no loans restructured during the three months ended March 31, 2013.

As of March 31, 2014, there have been no defaults on any loans that were modified as troubled debt restructurings during the preceding three months. Default is determined at 90 or more days past due. The modifications primarily related to extending the amortization periods of the loans, which includes loans modified during bankruptcy. The Company did not grant principal reductions on any restructured loans. For the three months ended March 31, 2014, the Company added $51 thousand in new troubled debt restructurings all of which were still outstanding on March 31, 2014. The remaining restructured loans from prior periods are performing and accruing loans. These modifications did not have a material impact on the Company’s determination of the allowance for credit losses.

6. FAIR VALUE

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Fair values represent the estimated price that would be received from selling an asset or paid to transfer a liability, otherwise known as an “exit price.” Securities available for sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis such as certain loans including residential mortgage loans held for sale, goodwill and other intangible assets and other real estate owned. These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or write downs of individual assets. ASC Topic 820 “Fair Value Measurements and Disclosures” establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(UNAUDITED)

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

The following tables present fair values for assets and liabilities measured at fair value on a recurring basis:

	As of March 31, 2014
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Available for sale securities:
States and political subdivisions	$—	$23,847	$—	$23,847
Collateralized mortgage obligations	—	458	—	458
Mortgage-backed securities	—	106,534	—	106,534
Other securities	12,543	—	—	12,543

Total	$12,543	$130,839	$—	$143,382

Non-hedging interest rate swap	$—	$153	$—	$153
Liabilities:
Non-hedging interest rate swap	$—	$(153)	$—	$(153)

	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Available for sale securities:
States and political subdivisions	$—	$29,375	$—	$29,375
Collateralized mortgage obligations	—	489	—	489
Mortgage-backed securities	—	115,137	—	115,137
Other securities	12,477	—	—	12,477

Total	$12,477	$145,001	$—	$157,478

Non-hedging interest rate swap	$—	$38	$—	$38
Liabilities:
Non-hedging interest rate swap	$—	$(38)	$—	$(38)

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(UNAUDITED)

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). These instruments include other real estate owned, repossessed assets, held to maturity debt securities, loans held for sale, and impaired loans. For the three months ended March 31, 2014, the Company had additions to other real estate owned of $2.7 million, of which $2.3 million were outstanding as of March 31, 2014. For the three months ended March 31, 2014, the Company had additions to impaired loans of $460 thousand, all of which were outstanding as of March 31, 2014. The remaining assets and liabilities measured at fair value on a nonrecurring basis that were recorded in 2014 and remained outstanding at March 31, 2014 were not significant.

ASC Topic 825, “Financial Instruments” requires that the Company disclose estimated fair values for its financial instruments. The following table presents carrying and fair value information of financial instruments as of the dates indicated:

	As of March 31, 2014
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Cash and due from banks	$349,860	$349,860	$—	$—	$349,860
Federal funds sold	382	382	—	—	382
Held to maturity securities	8,417,955	—	8,410,919	—	8,410,919
Loans held for sale	3,558	—	3,558	—	3,558
Loans held for investment, net of allowance	7,681,746	—	—	7,718,665	7,718,665
Liabilities
Deposits:
Noninterest-bearing	$4,142,042	$—	$4,142,042	$—	$4,142,042
Interest-bearing	11,318,015	—	11,330,483	—	11,330,483
Other borrowings	40,451	—	41,845	—	41,845
Securities sold under repurchase agreements	349,074	—	349,149	—	349,149
Junior subordinated debentures	124,231	—	119,384	—	119,384

	As of December 31, 2013
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Cash and due from banks	$380,990	$380,990	$—	$—	$380,990
Federal funds sold	400	400	—	—	400
Held to maturity securities	8,066,970	—	7,987,342	—	7,987,342
Loans held for sale	2,210	2,210	—	—	2,210
Loans held for investment, net of allowance	7,705,729	—	—	7,749,786	7,749,786
Liabilities
Deposits:
Noninterest-bearing	$4,108,835	$—	$4,108,835	$—	$4,108,835
Interest-bearing	11,182,436	—	11,196,241	—	11,196,241
Other borrowings	10,689	—	12,014	—	12,014
Securities sold under repurchase agreements	364,357	—	364,477	—	364,477
Junior subordinated debentures	124,231	—	119,325	—	119,325

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(UNAUDITED)

The following is a description of the fair value estimates, methods and assumptions that are used by the Company in estimating the fair values of financial instruments.

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

Loans held for sale— Loans held for sale are carried at the lower of cost or estimated fair value. Fair value for consumer mortgages held for sale is based on commitments on hand from investors or prevailing market prices. As such, the Company classifies loans subjected to nonrecurring fair value adjustments as Level 2.

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

MARCH 31, 2014

(UNAUDITED)

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

The Company’s off-balance sheet commitments including letters of credit, which totaled $1.58 billion at March 31, 2014, are funded at current market rates at the date they are drawn upon. It is management’s opinion that the fair value of these commitments would approximate their carrying value, if drawn upon.

The fair value estimates presented herein are based on pertinent information available to management at March 31, 2014. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

7. GOODWILL AND CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles (“CDI”) for the three months ended March 31, 2014 and the year ended December 31, 2013 were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)
Balance as of December 31, 2012	$1,217,162	$26,159
Less:
Amortization	—	(6,145)
Add:
Measurement period adjustments	(1,225)	2,110
Acquisition of East Texas Financial Services, Inc.	15,007	—
Acquisition of Coppermark Bancshares, Inc.	117,544	1,514
Acquisition of FVNB Corp.	323,032	18,411

Balance as of December 31, 2013	1,671,520	42,049
Less:
Amortization	—	(2,045)
Add:
Measurement period adjustments	484	(302)

Balance as of March 31, 2014	$1,672,004	$39,702

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(UNAUDITED)

Goodwill is recorded on the acquisition date of each entity. The Company may record subsequent adjustments to goodwill for amounts undeterminable at acquisition date, such as deferred taxes and real estate valuations, and therefore the goodwill amounts reflected in the table above may change accordingly. The Company initially records the total premium paid on acquisitions as goodwill. After finalizing the valuation, core deposit intangibles are identified and reclassified from goodwill to core deposit intangibles on the balance sheet. This reclassification has no effect on total assets, liabilities, shareholders’ equity, net income or cash flows. Management performs an evaluation annually and more frequently if a triggering event occurs, of whether any impairment of the goodwill and other intangibles has occurred. If any such impairment is determined, a write-down is recorded. As of March 31, 2014, there were no impairments recorded on goodwill.

The measurement period for the Company to determine the fair value of acquired identifiable assets and assumed liabilities will be at the end of the earlier of (i) twelve months from the date of acquisition or (ii) as soon as the Company receives the information it was seeking about facts and circumstances that existed as of the date of acquisition. As such, certain acquisitions completed during 2014 and 2013 may be subject to adjustment.

Core deposit intangibles are amortized on an accelerated basis over their estimated lives, which the Company believes is between 8 and 15 years. Amortization expense related to intangible assets totaled $2.0 million and $1.8 million for the three months ended March 31, 2014 and 2013, respectively. The estimated aggregate future amortization expense for CDI remaining as of March 31, 2014 is as follows (dollars in thousands):

Remaining 2014	$5,550
2015	6,549
2016	5,798
2017	3,843
2018	3,134
Thereafter	14,828

Total	$39,702

8. STOCK BASED COMPENSATION

At March 31, 2014, the Company had four stock-based employee compensation plans and one stock option plan assumed in connection with an acquisition under which no additional options will be granted. Two of the four plans adopted by the Company have expired and therefore no additional awards may be issued under those plans.

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

On February 21, 2012, the Company’s Board of Directors adopted the Prosperity Bancshares, Inc. 2012 Stock Incentive Plan (the “2012 Plan”), subject to approval by the Company’s shareholders. The Company’s shareholders approved the 2012 Plan at the annual meeting of shareholders on April 17, 2012. The 2012 Plan authorizes the issuance of up to 1,250,000 shares of common stock upon the exercise of options granted under the 2012 Plan or pursuant to the grant or exercise, as the case may be, of other awards granted under the 2012 Plan, including restricted stock, stock appreciation rights, phantom stock awards and performance awards. As of March 31, 2014, no options or other awards have been granted under the 2012 Plan.

The Company received $1.8 million and $670 thousand in cash from the exercise of stock options during the three-month periods ended March 31, 2014 and 2013, respectively. There was no tax benefit realized from option exercises of the share-based payment arrangements during the three month periods ended March 31, 2014 and 2013.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(UNAUDITED)

As of March 31, 2014, there was $16.1 million of total unrecognized compensation expense related to stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.2 years.

9. CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ITEMS

Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of March 31, 2014 (other than deposit obligations and securities sold under repurchase agreements). The Company’s future cash payments associated with its contractual obligations pursuant to its junior subordinated debentures, FHLB borrowings and operating leases as of March 31, 2014 are summarized below. Payments for junior subordinated debentures include interest of $60.4 million that will be paid over the future periods. The future interest payments were calculated using the current rate in effect at March 31, 2014. The current principal balance of the junior subordinated debentures at March 31, 2014 was $124.2 million. Payments for FHLB borrowings include interest of $2.2 million that will be paid over the future periods. Payments related to leases are based on actual payments specified in underlying contracts.

		More than 1	3 years or
		year but less	more but less	5 years
	1 year or less	than 3 years	than 5 years	or more	Total
	(Dollars in thousands)
Junior subordinated debentures	$2,250	$6,000	$5,999	$170,419	$184,668
Federal Home Loan Bank notes payable	31,201	3,456	5,665	2,337	42,659
Operating leases	4,193	7,806	3,405	6,532	21,936

Total	$37,644	$17,262	$15,069	$179,288	$249,263

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

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit expiring by periods as of March 31, 2014 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

		More than 1	3 years or
		year but less	more but less	5 years
	1 year or less	than 3 years	than 5 years	or more	Total
	(Dollars in thousands)
Standby letters of credit	$39,700	$8,143	$45	$150	$48,038
Commitments to extend credit	699,303	407,180	67,717	362,239	1,536,439

Total	$739,003	$415,323	$67,762	$362,389	$1,584,477

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(UNAUDITED)

10. OTHER COMPREHENSIVE (LOSS) INCOME

The tax effects allocated to each component of other comprehensive (loss) income were as follows:

	Three Months Ended March 31,
	2014			2013
	Before Tax Amount	Tax Benefit	Net of Tax Amount	Before Tax Amount	Tax Benefit	Net of Tax Amount
	(Dollars in thousands)
Other comprehensive loss:
Securities available for sale:
Change in unrealized gain during period	$(489)	$171	$(318)	$(1,771)	$620	$(1,151)

Total securities available for sale	(489)	171	(318)	(1,771)	620	(1,151)

Total other comprehensive loss	$(489)	$171	$(318)	$(1,771)	$620	$(1,151)

Activity in accumulated other comprehensive income associated with securities available for sale, net of tax, was as follows:

Accumulated Other Comprehensive Income
(Dollars in thousands)
Balance at January 1, 2014	$4,883
Other comprehensive loss	(318)

Balance at March 31, 2014	$4,565

Balance at January 1, 2013	$8,986
Other comprehensive loss	(1,151)

Balance at March 31, 2013	$7,835

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(UNAUDITED)

11. DERIVATIVE FINANCIAL INSTRUMENTS

On November 1, 2013, the Company acquired FVNB Corp. and assumed the following derivative contracts relating to loans made to certain commercial customers. The interest rate derivative contracts outstanding at March 31, 2014 are presented in the following table:

	Current Notional Amount	Estimated Fair Value	Maturity Date	Fixed Pay Rate	Variable Rate Received
	(Dollars in thousands)
Commercial Loan Interest Rate Swap	$4,387	$106	August 1, 2020	4.30%	1-Month USD - LIBOR BBA+2.50
Commercial Loan Interest Rate Swap	1,612	42	August 15, 2020	5.49%	1-Month USD - LIBOR BBA+3.00
Commercial Loan Interest Rate Swap	1,463	26	August 15, 2020	4.30%	1-Month USD - LIBOR BBA+2.50
Commercial Loan Interest Rate Swap	1,882	(21)	May 1, 2022	5.60%	1-Month USD - LIBOR BBA+3.50

	$9,344	$153

In these transactions, the Company has made a loan to a borrower at a variable rate of interest which the borrower pays directly to the Company. The Company also enters into an interest rate swap with a customer to accommodate the customer’s desired terms while at the same time entering into an identical offsetting interest rate swap with another financial institution, thus fully eliminating any interest rate risk to the Company. In connection with each swap transaction, the Company agrees to pay interest to the borrowing customer on a notional amount at a variable interest rate and receive interest from the customer on the same notional amount at a fixed interest rate. At the same time, the Company agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows the Company’s customer to effectively convert a variable-rate loan to a fixed-rate. Because the Company acts solely as an intermediary for its customer, changes in the fair value of the underlying derivative contracts offset each other and do not materially impact the Company’s results of operations. Derivative assets of $153 thousand and derivative liabilities of $153 thousand are recorded in other assets and other liabilities, respectively. The notional amounts and estimated fair values of interest rate derivative contracts outstanding at March 31, 2014 are presented in the following table:

	Current Notional Amount	Estimated Fair Value
	(Dollars in thousands)
Financial Institution Counterparties:
Swaps - assets	$1,882	$21
Swaps - liabilities	7,462	(174)
Bank Customer Counterparties:
Swaps - assets	$7,462	$174
Swaps - liabilities	1,882	(21)

Credit risk arises from the possible inability of counterparties to meet the terms of their contracts. The Company’s exposure is limited to the replacement value of the contracts rather than the notional, principal or contract amounts. Credit risk is minimized through credit approvals, limits, counterparty collateral and monitoring procedures. The Company’s derivative assets and liabilities include certain contractual features in which the Company requires the counterparties to provide collateral in the form of cash and securities to offset changes in the fair value of the derivatives. When necessary, the Company posts collateral primarily in the form of cash to offset changes in fair value of the derivatives, including changes in fair value due to the Company’s credit risk. As of March 31, 2014 and December 31, 2013, the balance of collateral posted by the Company for derivatives was $260 thousand.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(UNAUDITED)

12. ACQUISITIONS

Acquisition of F&M Bancorporation Inc. —On April 1, 2014, the Company completed the acquisition of F&M Bancorporation Inc. (“FMBC”) and its wholly-owned subsidiary The F&M Bank & Trust Company (“F&M Bank”) headquartered in Tulsa, Oklahoma. The acquisition was not considered significant to the Company’s financial statements and therefore pro forma financial data and related disclosures are not included. Refer to Note 13 – Subsequent Events for further information regarding the F&M Bank acquisition.

Acquisition of FVNB Corp. — On November 1, 2013, the Company completed the acquisition of FVNB Corp. and its wholly owned subsidiary, First Victoria National Bank (collectively, “FVNB”) headquartered in Victoria, Texas. FVNB operated 33 banking locations; 4 in Victoria, Texas; 7 in the South Texas area including Corpus Christi; 6 in the Bryan/College Station area; 5 in the Central Texas area including New Braunfels; and 11 in the Houston area including The Woodlands. The Company acquired FVNB to expand its Central and South Texas markets. The acquisition is not considered significant to the Company’s financial statements and therefore pro forma financial data and related disclosures are not included.

As of September 30, 2013, FVNB, on a consolidated basis, reported total assets of $2.47 billion, total loans of $1.65 billion and total deposits of $2.20 billion. Under the terms of the acquisition agreement, the Company issued 5,570,667 shares of Company common stock plus $91.3 million in cash for all outstanding shares of FVNB Corp. capital stock for total merger consideration of $439.1 million based on the Company’s closing stock price of $62.45. As of March 31, 2014, the Company recognized $323.4 million in goodwill. Goodwill recognized does not include subsequent fair value adjustments that are still being finalized. Goodwill is calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of identifiable assets acquired, none of which is expected to be deductible for tax purposes. Additionally, the Company recognized $18.4 million of core deposit intangibles. For the three months ended March 31, 2014, the Company incurred approximately $542 thousand of pre-tax merger related expenses related to the FVNB acquisition.

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

As of March 31, 2013, Coppermark reported, on a consolidated basis, total assets of $1.25 billion, total loans of $847.6 million and total deposits of $1.11 billion. Under the terms of the acquisition agreement, the Company issued 3,258,718 shares of Company common stock plus $60.0 million in cash for all outstanding shares of Coppermark Bancshares, Inc. capital stock, for total merger consideration of $214.4 million based on the Company’s closing stock price of $47.39. As of March 31, 2014, the Company recognized goodwill of $117.7 million, after a $109 thousand measurement period adjustment recording during the first quarter of 2014. Additionally, the Company recognized $1.5 million of core deposit intangibles.

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

As of December 31, 2012, East Texas Financial Services reported, on a consolidated basis, total assets of $165.0 million, total loans of $129.3 million and total deposits of $112.3 million. Under the terms of the acquisition agreement, the Company issued 530,940 shares of Company common stock for all outstanding shares of East Texas Financial Services capital stock, for total merger consideration of $22.3 million based on the Company’s closing stock price of $42.00. The Company recognized goodwill of $15.0 million.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(UNAUDITED)

13. SUBSEQUENT EVENTS

Acquisition of F&M Bancorporation Inc. — On April 1, 2014, Prosperity completed the acquisition of F&M Bancorporation Inc. and its wholly-owned subsidiary The F&M Bank & Trust Company headquartered in Tulsa, Oklahoma. F&M Bank operated 13 banking offices: 9 in Tulsa, Oklahoma and surrounding areas; 3 in Dallas, Texas and 1 loan production office in Oklahoma City, Oklahoma. The Company acquired FMBC to further expand its Oklahoma and Dallas, Texas area markets.

As of March 31, 2014, FMBC, on a consolidated basis, reported total assets of $2.41 billion, total loans of $1.74 billion and total deposits of $2.27 billion. Under the terms of the definitive agreement, Prosperity issued 3,298,022 shares of Prosperity common stock plus $34.2 million in cash for all outstanding shares of FMBC capital stock for total merger consideration of $252.4 million based on the Company’s closing stock price of $66.15. The Company recognized initial goodwill of $148.4 million which does not include subsequent fair value adjustments that are still being finalized.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company’s interim consolidated financial statements and accompanying notes. This section should be read in conjunction with the Company’s interim consolidated financial statements and accompanying notes included elsewhere in this report and with the consolidated financial statements and accompanying notes and other detailed information appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

OVERVIEW

The Company, a Texas corporation, was formed in 1983 as a vehicle to acquire the former Allied First Bank in Edna, Texas which was chartered in 1949 as The First National Bank of Edna and is now known as Prosperity Bank. The Company is a registered financial holding company that derives substantially all of its revenues and income from the operation of its bank subsidiary, Prosperity Bank® (“Prosperity Bank®” or the “Bank”). The Bank provides a wide array of financial products and services to small and medium-sized businesses and consumers. As of March 31, 2014, the Bank operated 236 full-service banking locations; with 63 in the Houston area, including The Woodlands; 30 in the South Texas area including Corpus Christi and Victoria; 35 in the Dallas/Fort Worth area; 22 in the East Texas area; 30 in the Central Texas area including Austin and San Antonio; 34 in the West Texas area including Lubbock, Midland-Odessa and Abilene; 16 in the Bryan/College Station area and 6 in the Central Oklahoma area. The Company’s headquarters are located at Prosperity Bank Plaza, 4295 San Felipe in Houston, Texas and its telephone number is (713) 693-9300. The Company’s website address is www.prosperitybankusa.com. Information contained on the Company’s website is not incorporated by reference into this quarterly report on Form 10-Q and is not part of this or any other report.

The Company generates the majority of its revenues from interest income on loans, service charges on customer accounts and income from investments in securities. The revenues are partially offset by interest expense paid on deposits and other borrowings and noninterest expenses such as administrative and occupancy expenses. Net interest income is the difference between interest income on earning assets such as loans and securities and interest expense on liabilities such as deposits and borrowings which are used to fund those assets. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and margin. The Company has recognized increased net interest income due primarily to an increase in the volume of interest-earning assets.

Three principal components of the Company’s growth strategy are internal growth, stringent cost control practices and acquisitions, including strategic merger transactions. The Company focuses on continuous internal growth. Each banking center is operated as a separate profit center, maintaining separate data with respect to its net interest income, efficiency ratio, deposit growth, loan growth and overall profitability. Banking center presidents and managers are accountable for performance in these areas and compensated accordingly. The Company also focuses on maintaining stringent cost control practices and policies. The Company has centralized many of its critical operations, such as data processing and loan processing. Management believes that this centralized infrastructure can accommodate substantial additional growth while enabling the Company to minimize operational costs through certain economies of scale. During 2013, the Company completed three acquisitions including East Texas Financial Services Inc., Coppermark Bancshares, Inc. and FVNB Corp. On April 1, 2014, the Company announced the completion of the F&M Bancorporation Inc. acquisition.

Total assets were $18.91 billion at March 31, 2014 compared with $18.64 billion at December 31, 2013, an increase of $271.1 million or 1.5%. Total loans were $7.75 billion at March 31, 2014 compared with $7.78 billion at December 31, 2013, a decrease of $22.8 million or 0.3%. Total deposits were $15.46 billion at March 31, 2014 compared with $15.29 billion at December 31, 2013, an increase of $168.8 million or 1.1%. Total shareholders’ equity was $2.84 billion at March 31, 2014 compared with $2.79 billion at December 31, 2013, an increase of $53.9 million or 1.9%.

CRITICAL ACCOUNTING POLICIES

The Company’s accounting policies are integral to understanding the financial results reported. Accounting policies are described in detail in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity:

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

The Company had no intangible assets with indefinite useful lives at March 31, 2014. Other identifiable intangible assets that are subject to amortization are amortized on an accelerated basis over the years expected to be benefited, which the Company believes is between eight and fifteen years. These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value to carrying value. Based on the Company’s annual goodwill impairment test as of September 30, 2013, management does not believe any of its goodwill is impaired as of March 31, 2014 because the fair value of the Company’s equity substantially exceeded its carrying value. While the Company believes no impairment existed at March 31, 2014, under accounting standards applicable at that date, different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation and financial condition or future results of operations.

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

Acquisition of Coppermark Bancshares, Inc. – On April 1, 2013, the Company completed the acquisition of Coppermark Bancshares, Inc. and its wholly-owned subsidiary, Coppermark Bank (collectively “Coppermark”) headquartered in Oklahoma City, Oklahoma. Coppermark operated 9 full-service banking offices: 6 in Oklahoma City, Oklahoma and surrounding areas and 3 in the Dallas, Texas area. As of March 31, 2013, Coppermark reported, on a consolidated basis, total assets of $1.25 billion, total loans of $847.6 million and total deposits of $1.11 billion.

Acquisition of FVNB Corp. – On November 1, 2013, the Company completed the acquisition of FVNB Corp. and its wholly owned subsidiary, First Victoria National Bank (collectively, “FVNB”) headquartered in Victoria, Texas. FVNB operated 33 banking locations; 4 in Victoria, Texas; 7 in the South Texas area including Corpus Christi; 6 in the Bryan/College Station area; 5 in the Central Texas area including New Braunfels; and 11 in the Houston area including The Woodlands. As of September 30, 2013, FVNB reported, on a consolidated basis, total assets of $2.47 billion, total loans of $1.65 billion and total deposits of $2.20 billion.

SUBSEQUENT EVENTS

Acquisition of F&M Bancorporation Inc. – On April 1, 2014, the Company completed the acquisition of F&M Bancorporation Inc. (“FMBC”) and its wholly-owned subsidiary The F&M Bank & Trust Company (“F&M Bank”) headquartered in Tulsa, Oklahoma. F&M Bank operated 13 banking offices: 9 in Tulsa, Oklahoma and surrounding areas; 3 in Dallas, Texas and 1 loan production office in Oklahoma City, Oklahoma. As of March 31, 2014, FMBC, on a consolidated basis, reported total assets of $2.41 billion, total loans of $1.74 billion and total deposits of $2.27 billion.

Under the terms of the definitive agreement, Prosperity issued 3,298,022 shares of Prosperity common stock plus $34.2 million in cash for all outstanding shares of FMBC capital stock for total merger consideration of $252.4 million based on the Company’s closing stock price of $66.15. The Company recognized initial goodwill of $148.4 million which does not include subsequent fair value adjustments that are still being finalized. Goodwill is calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of identifiable assets acquired, none of which is expected to be deductible for tax purposes.

RESULTS OF OPERATIONS

Net income available to common shareholders was $67.1 million ($1.01 per common share on a diluted basis) for the quarter ended March 31, 2014 compared with $49.3 million ($0.86 per common share on a diluted basis) for the quarter ended March 31, 2013, an increase in net income of $17.8 million or 36.2%. The Company posted returns on average common equity of 9.52% and 9.23%, returns on average assets of 1.43% and 1.33% and efficiency ratios of 42.04% and 42.40% for the quarters ended March 31, 2014 and 2013, respectively. The efficiency ratio is calculated by dividing total non-interest expense, excluding credit loss provisions, by net interest income plus non-interest income, excluding net gains and losses on the sale of securities and assets. Additionally, taxes are not part of this calculation.

Net Interest Income

The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.”

Net interest income before the provision for credit losses was $143.7 million for the quarter ended March 31, 2014 compared with $108.1 million for the quarter ended March 31, 2013, an increase of $35.6 million, or 32.9%. The increase in net interest income was primarily due to an increase in average interest-earning assets of $3.27 billion or 25.1% for the three months ended March 31, 2014 compared with the quarter ended March 31, 2013, and a decrease in the average rate paid on interest-bearing liabilities of 6 basis points from 0.42% for the quarter ended March 31, 2013 compared with 0.36% for the quarter ended March 31, 2014. Interest income on loans was $107.1 million for the quarter ended March 31, 2014, an increase of $25.7 million or 31.5% compared with first quarter of 2013 due in part to an increase in average loans outstanding of $2.49 billion. Additionally, during the first quarters of 2014 and 2013, interest income on loans benefitted from purchase accounting loan discount accretion of $13.5 million and $14.3 million, respectively, which partially offset the decrease in interest rates on the loan portfolio. The Company had $119.2 million of total outstanding discounts on purchased loans, of which $85.6 million was accretable at March 31, 2014. Interest income on securities was $47.1 million during the first quarter of 2014, an increase of $10.5 million or 28.8% compared to the first quarter of 2013 due, in part, to an increase in average securities of $711.4 million. Interest income on securities was also impacted by $2.0 million of securities amortization purchase accounting adjustments. Average interest-bearing liabilities increased $2.18 billion for the quarter ended March 31, 2014 compared to the same period in 2013. The net interest margin on a tax equivalent basis increased 20 basis points from 3.42% for the quarter ended March 31, 2013 to 3.62% for the quarter ended March 31, 2014. The impact of the purchase accounting adjustments on the tax equivalent net interest margin was an increase of 29 basis points for the quarter ended March 31, 2014.

The following table presents, for the periods indicated, the total dollar amount of average balances, interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in both dollars and rates. Except as indicated in the footnotes, no tax-equivalent adjustments were made and all average balances are daily average balances. Any nonaccruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended March 31,
	2014			2013
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/Rate (4)	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/Rate (4)
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans	$7,755,997	$107,144	5.60%	$5,263,784	$81,464	6.28%
Investment securities	8,466,946	47,056	2.25%	7,755,567	36,548	1.91%
Federal funds sold and other earning assets	101,700	48	0.19%	34,793	19	0.22%

Total interest-earning assets	16,324,643	$154,248	3.83%	13,054,144	$118,031	3.67%

Allowance for credit losses	(67,222)			(53,242)
Noninterest-earning assets	2,550,893			1,849,461

Total assets	$18,808,314			$14,850,363

Liabilities and Shareholders’ Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$3,554,366	$2,132	0.24%	$2,659,489	$2,210	0.34%
Savings and money market deposits	4,992,442	3,155	0.26%	3,790,416	2,829	0.30%
Certificates and other time deposits	2,816,701	4,100	0.59%	2,370,499	3,651	0.62%
Securities sold under repurchase agreements	347,747	237	0.28%	448,542	292	0.26%
Other borrowings	51,932	158	1.23%	358,120	362	0.41%
Junior subordinated debentures	124,231	775	2.53%	85,055	605	2.88%

Total interest-bearing liabilities	11,887,419	10,557	0.36%	9,712,121	9,949	0.42%

Noninterest-Bearing liabilities:
Noninterest-bearing demand deposits	4,018,094			2,939,621
Other liabilities	82,288			62,716

Total liabilities	15,987,801			12,714,458
Shareholders’ equity	2,820,513			2,135,905

Total liabilities and shareholders’ equity	$18,808,314			$14,850,363

Net interest rate spread			3.47%			3.25%
Net interest income and margin (1) (2)		$143,691	3.57%		$108,082	3.36%

Net interest income and margin (tax equivalent) (3)		$145,743	3.62%		$110,207	3.42%

(1)	Yield is based on amortized cost and does not include any component of unrealized gains or losses.
(2)	The net interest margin is equal to net interest income divided by average interest-earning assets.
(3)	In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35%.
(4)	Annualized and based on an actual/365 day basis for the three months ended March 31, 2014 and 2013.

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

	Three Months Ended March 31,
	2014 vs. 2013
	Increase
	(Decrease)
	Due to Change in
	Volume	Rate	Total
	(Dollars in thousands)
Interest-Earning assets:
Loans (1)	$38,570	$(12,891)	$25,679
Investment securities (1)	3,352	7,156	10,508
Federal funds sold and other earning assets	37	(7)	30

Total increase (decrease) in interest income	41,959	(5,742)	36,217

Interest-Bearing liabilities:
Interest-bearing demand deposits	744	(822)	(78)
Savings and money market deposits	897	(571)	326
Certificates and other time deposits (1)	687	(238)	449
Junior subordinated debentures	279	(109)	170
Securities sold under repurchase agreements	(66)	11	(55)
Other borrowings	(310)	106	(204)

Total increase (decrease) in interest expense	2,231	(1,623)	608

Increase (decrease) in net interest income	$39,728	$(4,119)	$35,609

(1)	Includes impact of purchase accounting adjustments.

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

The Company recorded a $600 thousand provision for credit losses for the quarter ended March 31, 2014 and a $2.8 million provision for the quarter ended March 31, 2013. Net charge-offs were $786 thousand for the quarter ended March 31, 2014 compared with net charge-offs of $315 thousand for the quarter ended March 31, 2013.

Noninterest Income

The Company’s primary sources of recurring noninterest income are NSF fees, debit and ATM card income and service charges on deposit accounts. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method. Noninterest income totaled $28.6 million for the three months ended March 31, 2014 compared with $23.4 million for the same period in 2013, an increase of $5.2 million or 22.0%. This increase was primarily due to gain on the sale of assets and an increase in fees and service charges as a result of the additional accounts acquired in the acquisitions consummated during 2013. Additionally, trust and brokerage income increased as a result of the additional products and services acquired through the FVNB acquisition in November of 2013. During the first quarter of 2014, the Company recorded a $2.2 million gain on the sale of the agent bank credit card and agent bank merchant processing business of Bankers Credit Card Services, Inc., a subsidiary acquired as part of the Coppermark acquisition, and $1.1 million in gains on the sale of real property. These increases were partially offset by a decrease in debit card income as a result of the Durbin Amendment that became effective on July 1, 2013. This Federal Reserve rule is applicable to financial institutions that have assets of $10 billion or more and imposes limits on the amount of interchange, or swipe, fees that can be collected. The rule provides that the maximum permissible interchange fee for an electronic debit transaction is limited to $0.24. The fee is calculated as the sum of $0.21 per transaction and 5 basis points multiplied by the value of the transaction. If the card issuer develops and implements certain fraud protection policies and procedures, it may increase its debit card interchange fee up to an additional one cent.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Nonsufficient funds (NSF) fees	$8,870	$8,509
Credit card, debit card and ATM card income	4,724	6,487
Service charges on deposit accounts	4,037	2,931
Trust income	1,800	1,017
Mortgage income	593	991
Brokerage income	1,269	303
Bank owned life insurance income	1,028	776
Net gain on sale of assets	3,310	1
Net loss on sale of other real estate	(60)	(105)
Other	3,033	2,531

Total noninterest income	$28,604	$23,441

Noninterest Expense

Noninterest expense totaled $71.0 million for the quarter ended March 31, 2014 compared with $55.8 million for the quarter ended March 31, 2013, an increase of $15.3 million or 27.4%. This increase was primarily due to increases in salaries and employee benefits and general and administrative expenses related to the recent acquisitions. The Company also incurred one-time pre-tax merger related expenses of $731 thousand and $252 thousand for the three months ended March 31, 2014 and 2013, respectively. The merger related expenses are reflected on the Company’s income statement for the applicable periods and are reported primarily in the categories of salaries and benefits, data processing and professional fees.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Salaries and employee benefits (1)	$43,408	$33,209
Non-staff expenses:
Net occupancy and equipment	5,339	4,278
Debit card, data processing and software amortization	3,184	2,570
Regulatory assessments and FDIC insurance	2,726	2,395
Core deposit intangibles amortization	2,045	1,755
Depreciation	3,201	2,378
Communications (2)	2,737	2,196
Other real estate expense	396	223
Professional fees	1,052	1,074
Printing and supplies	543	676
Other	6,403	5,013

Total noninterest expense	$71,034	$55,767

(1)	Includes stock based compensation expense of $1.2 million for each of the three months ended March 31, 2014 and 2013, respectively.
(2)	Communications expense includes telephone, data circuits, postage and courier expenses.

Income Taxes

Income tax expense increased $9.9 million or 41.7% to $33.5 million for the quarter ended March 31, 2014 compared with $23.7 million for the same period in 2013. The increase was primarily attributable to higher pretax net earnings for the three months ended March 31, 2014 compared with the same period in 2013. The Company’s effective tax rate for the three months ended March 31, 2014 and 2013 was 33.3% and 32.4%, respectively.

FINANCIAL CONDITION

Loan Portfolio

Total loans were $7.75 billion at March 31, 2014, a decrease of $22.8 million or 0.3% compared with $7.78 billion at December 31, 2013. Outstanding loans at March 31, 2014 comprised 47.5% of average earning assets for the quarter ended March 31, 2014.

The following table summarizes the Company’s loan portfolio by type of loan as of the dates indicated:

	March 31,	December 31,
	2014	2013
	(Dollars in thousands)
Residential mortgage loans held for sale	$3,558	$2,210

Commercial and industrial	1,255,020	1,279,777
Real estate:
Construction, land development and other land loans	888,985	865,511
1-4 family residential (including home equity)	2,166,888	2,129,510
Commercial real estate (including multi-family residential)	2,709,386	2,753,797
Farmland	337,021	332,648
Agriculture	175,836	198,610
Consumer and other (net of unearned discount)	215,706	213,158

Total loans held for investment	7,748,842	7,773,011

Total	$7,752,400	$7,775,221

Nonperforming Assets

The Company had $18.7 million in nonperforming assets at March 31, 2014 and $22.5 million in nonperforming assets at December 31, 2013, a decrease of $3.8 million or 16.9%. The ratio of nonperforming assets to loans and other real estate was 0.24% at March 31, 2014 compared with 0.29% at December 31, 2013.

The Company generally places a loan on nonaccrual status and ceases accruing interest when the payment of principal or interest is delinquent for 90 days, or earlier in some cases, unless the loan is in the process of collection and the underlying collateral fully supports the carrying value of the loan.

The following table presents information regarding past due loans and nonperforming assets as of the dates indicated:

	March 31,	December 31,
	2014	2013
	(Dollars in thousands)
Nonaccrual loans	$7,714	$10,231
Accruing loans 90 or more days past due	3,519	4,947

Total nonperforming loans	11,233	15,178
Repossessed assets	91	27
Other real estate	7,372	7,299

Total nonperforming assets	$18,696	$22,504

Nonperforming assets to total loans and other real estate	0.24%	0.29%

Allowance for Credit Losses

Management actively monitors the Company’s asset quality and provides specific loss allowances when necessary. The allowance for credit losses is a reserve established through charges to earnings in the form of a provision for credit losses. Loans are charged-off against the allowance for credit losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. As of March 31, 2014, the allowance for credit losses amounted to $67.1 million or 0.87% of total loans compared with $67.3 million or 0.87% of total loans at December 31, 2013.

The following table presents, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

	As of and for the Three Months Ended March 31, 2014	As of and for the Three Months Ended March 31, 2013
	(Dollars in thousands)
Average loans outstanding	$7,755,997	$5,263,784

Gross loans outstanding at end of period	$7,752,400	$5,263,024

Allowance for credit losses at beginning of period	$67,282	$52,564
Provision for credit losses	600	2,800
Charge-offs:
Commercial and industrial	(143)	(155)
Real estate and agriculture	(256)	(179)
Consumer and other	(1,046)	(606)
Recoveries:
Commercial and industrial	62	96
Real estate and agriculture	163	197
Consumer and other	434	332

Net charge-offs	(786)	(315)

Allowance for credit losses at end of period	$67,096	$55,049

Ratio of allowance to end of period loans	0.87%	1.05%
Ratio of net charge-offs to average loans (annualized)	0.04%	0.02%
Ratio of allowance to end of period nonperforming loans	597.3%	673.7%

Securities

The carrying cost of securities totaled $8.56 billion at March 31, 2014 compared with $8.22 billion at December 31, 2013, an increase of $336.9 million or 4.1%. At March 31, 2014, securities represented 45.3% of total assets compared with 44.1% of total assets at December 31, 2013.

The amortized cost and fair value of investment securities were as follows:

	March 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$23,238	$609	$—	$23,847
Collateralized mortgage obligations	455	6	(3)	458
Mortgage-backed securities	100,077	6,476	(19)	106,534
Other securities	12,589	—	(46)	12,543

Total	$136,359	$7,091	$(68)	$143,382

Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$62,966	$213	$(148)	$63,031
States and political subdivisions	383,335	4,673	(982)	387,026
Corporate debt securities	508	4	—	512
Collateralized mortgage obligations	42,327	739	(22)	43,044
Mortgage-backed securities	7,899,007	100,051	(113,846)	7,885,212
Qualified Zone Academy Bond (QZAB)	16,912	924	(307)	17,529
Qualified School Construction Bonds (QSCB)	12,900	1,665	—	14,565

Total	$8,417,955	$108,269	$(115,305)	$8,410,919

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$28,578	$797	$—	$29,375
Collateralized mortgage obligations	483	7	(1)	489
Mortgage-backed securities	108,316	6,843	(22)	115,137
Other securities	12,589	14	(126)	12,477

Total	$149,966	$7,661	$(149)	$157,478

Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$62,931	$46	$(935)	$62,042
States and political subdivisions	426,335	3,176	(2,207)	427,304
Corporate debt securities	513	5	—	518
Collateralized mortgage obligations	50,034	1,017	(58)	50,993
Mortgage-backed securities	7,514,257	84,166	(165,979)	7,432,444
Qualified School Construction Bonds (QSCB)	12,900	1,141	—	14,041

Total	$8,066,970	$89,551	$(169,179)	$7,987,342

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

As of March 31, 2014, the Company does not intend to sell any debt securities and management believes that the Company more likely than not will not be required to sell any debt securities before their anticipated recovery, at which time the Company will receive full value for the securities. Furthermore, as of March 31, 2014, management does not have the intent to sell any of its securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of March 31, 2014, management believes any impairment in the Company’s securities are temporary and no impairment loss has been realized in the Company’s consolidated statements of income.

Deposits

Total deposits were $15.46 billion at March 31, 2014 compared with $15.29 billion at December 31, 2013, an increase of $168.8 million or 1.1%. At March 31, 2014, noninterest-bearing deposits totaled $4.14 billion compared with $4.11 billion at December 31, 2013, an increase of $33.2 million or 0.8%. Interest-bearing deposits totaled $11.32 billion at March 31, 2014 compared with $11.18 billion, an increase of $135.6 million or 1.2%.

Average deposits for the three months ended were $15.38 billion as of March 31, 2014 an increase of $3.62 billion or 30.8% compared with $11.76 billion as of March 31, 2013. Deposit growth was impacted by the acquisitions of Coppermark and FVNB. Deposits for these acquisitions totaled $1.12 billion and $2.25 billion, respectively, at acquisition date. The ratio of average interest-bearing deposits to total average deposits was 73.9% during the first three months of 2014 compared to 75.0% during the first three months of 2013.

The following table summarizes the daily average balances and weighted average rates paid on deposits for the periods indicated below:

	Three Months Ended March 31,
	2014		2013
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Interest-bearing demand deposits	$3,554,366	0.24%	$2,659,489	0.34%
Regular savings	1,591,701	0.21%	1,312,489	0.05%
Money market savings	3,400,741	0.28%	2,477,927	0.09%
Certificates and other time deposits	2,816,701	0.59%	2,370,499	0.62%

Total interest-bearing deposits	11,363,509	0.34%	8,820,404	0.40%
Noninterest-bearing deposits	4,018,094		2,939,621

Total deposits	$15,381,603	0.25%	$11,760,025	0.30%

Other Borrowings

The following table presents the Company’s borrowings as of the dates indicated:

	March 31,	December 31,
	2014	2013
	(Dollars in thousands)
FHLB advances	$30,000	$—
FHLB long-term notes payable	10,451	10,689

Total other borrowings	40,451	10,689
Securities sold under repurchase agreements	349,074	364,357

Total	$389,525	$375,046

FHLB advances and long-term notes payable—The Company has an available line of credit with the FHLB of Dallas, which allows the Company to borrow on a collateralized basis. FHLB advances are considered short-term, overnight borrowings and are used to manage liquidity as needed. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At March 31, 2014, the Company had total funds of $5.02 billion available under this agreement, of which $40.5 million was outstanding. Short-term overnight FHLB advances of $30.0 million were outstanding at March 31, 2014, at a weighted average rate of rate of 0.20%. Long-term notes payable were $10.5 million at March 31, 2014, with a weighted average rate of 5.30%. The maturity dates on the FHLB notes payable range from the years 2014 to 2028 and have interest rates ranging from 4.23% to 6.10%.

Securities sold under repurchase agreements— At March 31, 2014, the Company had $349.1 million in securities sold under repurchase agreements compared with $364.4 million at December 31, 2013, a decrease of $15.3 million or 4.2%. Repurchase agreements with banking customers are generally settled on the following business day. Approximately $61.5 million of the repurchase agreements outstanding at March 31, 2014 have maturity dates ranging from 6 to 48 months. All securities sold under agreements to repurchase are collateralized by certain pledged securities.

Junior Subordinated Debentures

At March 31, 2014 and December 31, 2013, the Company had outstanding $124.2 million in junior subordinated debentures issued to the Company’s unconsolidated subsidiary trusts.

A summary of pertinent information related to the Company’s nine issues of junior subordinated debentures outstanding at March 31, 2014 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate (1)	Junior Subordinated Debt Owed to Trusts	Maturity Date (2)
(Dollars in thousands)
Prosperity Statutory Trust II	July 31, 2001	$15,000	3 month LIBOR + 3.58%, not to exceed 12.50%	$15,464	July 31, 2031
Prosperity Statutory Trust III	August 15, 2003	12,500	3 month LIBOR + 3.00%	12,887	September 17, 2033
Prosperity Statutory Trust IV	December 30, 2003	12,500	3 month LIBOR + 2.85%	12,887	December 30, 2033
SNB Capital Trust IV	September 25, 2003	10,000	3 month LIBOR + 3.00%	10,310	September 25, 2033
TXUI Statutory Trust II	December 19, 2003	5,000	3 month LIBOR + 2.85%	5,155	December 19, 2033
TXUI Statutory Trust III	November 30, 2005	15,500	3 month LIBOR + 1.39%	15,980	December 15, 2035
TXUI Statutory Trust IV	March 31, 2006	12,000	3 month LIBOR + 1.39%	12,372	June 30, 2036
FVNB Capital Trust II	June 14, 2005	18,000	3 month LIBOR + 1.68%	18,557	June 15, 2035
FVNB Capital Trust III	June 23, 2006	20,000	3 month LIBOR + 1.60%	20,619	July 7, 2036

				$124,231

(1)	The 3-month LIBOR in effect as of March 31, 2014 was 0.234%.
(2)	All debentures are callable five years from issuance date.

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

As of March 31, 2014, the Company had outstanding $1.54 billion in commitments to extend credit and $48.0 million in commitments associated with outstanding standby letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

The Company has no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of March 31, 2014, the Company had cash and cash equivalents of $350.2 million compared with $381.4 million at December 31, 2013, a decrease of $31.1 million. The decrease was primarily due to purchases of securities of $927.4 million, a decrease in securities sold under repurchase agreements of $15.3 million, and dividends paid of $15.9 million, partially offset by proceeds from the maturities and repayments of securities of $577.8 million, net proceeds from short-term borrowings of $30.0 million, net earnings of $67.1 million and an increase in deposits of $168.8 million.

Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of March 31, 2014 (other than deposit obligations). The payments do not include pre-payment options that may be available to the Company. The Company’s future cash payments associated with its contractual obligations pursuant to its junior subordinated debentures, FHLB borrowings and operating leases as of March 31, 2014 are summarized below. Payments for junior subordinated debentures include interest of $60.4 million that will be paid over the future periods. The future interest payments were calculated using the current rate in effect at March 31, 2014. The current principal balance of the junior subordinated debentures at March 31, 2014 was $124.2 million. Payments for FHLB borrowings include interest of $2.2 million that will be paid over the future periods. Payments related to leases are based on actual payments specified in underlying contracts.

		More than 1	3 years or
		year but less	more but less	5 years
	1 year or less	than 3 years	than 5 years	or more	Total
	(Dollars in thousands)
Junior subordinated debentures	$2,250	$6,000	$5,999	$170,419	$184,668
Federal Home Loan Bank notes payable	31,201	3,456	5,665	2,337	42,659
Operating leases	4,193	7,806	3,405	6,532	21,936

Total	$37,644	$17,262	$15,069	$179,288	$249,263

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

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit as of March 31, 2014 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

		More than 1	3 years or
		year but less	more but less	5 years
	1 year or less	than 3 years	than 5 years	or more	Total
	(Dollars in thousands)
Standby letters of credit	$39,700	$8,143	$45	$150	$48,038
Commitments to extend credit	699,303	407,180	67,717	362,239	1,536,439

Total	$739,003	$415,323	$67,762	$362,389	$1,584,477

Capital Resources

Total shareholders’ equity was $2.84 billion at March 31, 2014 compared with $2.79 billion at December 31, 2013, an increase of $53.9 million or 1.9%. The increase was due primarily to net earnings of $67.1 million, the issuance of common stock in connection with the exercise of stock options and restricted stock awards of $1.8 million, which was partially offset by dividends paid of $15.9 million for the three months ended March 31, 2014.

Both the Board of Governors of the Federal Reserve System with respect to the Company, and the Federal Deposit Insurance Corporation (“FDIC”) with respect to the Bank, have established certain minimum risk-based capital standards that apply to bank holding companies and federally insured banks. The following table sets forth the Company’s total risk-based capital, Tier 1 risk-based capital and Tier 1 to average assets (leverage) ratios as of March 31, 2014:

Consolidated Capital Ratios
Total capital (to risk weighted assets)	14.59%
Tier 1 capital (to risk weighted assets)	13.85%
Tier 1 capital (to average assets)	7.30%

As of March 31, 2014, the Bank’s risk-based capital ratios were above the levels required for the Bank to be designated as “well capitalized” by the FDIC. To be designated as “well capitalized”, the minimum ratio requirements for the Bank’s total risk-based capital, Tier 1 risk-based capital, and Tier 1 to average assets (leverage) capital ratios must be 10.0%, 6.0% and 5.0%, respectively. The following table sets forth the Bank’s total risk-based capital, Tier 1 risk-based capital and Tier 1 to average assets (leverage) ratios as of March 31, 2014:

Bank Capital Ratios
Total capital (to risk weighted assets)	14.35%
Tier 1 capital (to risk weighted assets)	13.61%
Tier 1 capital (to average assets)	7.17%

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company manages market risk, which for the Company is primarily interest rate risk, through its Asset Liability Committee which is composed of senior officers of the Company, in accordance with policies approved by the Company’s Board of Directors.

The Company uses simulation analysis to examine the potential effects of market changes on net interest income and market value. The Company considers macroeconomic variables, Company strategy, liquidity and other factors as it quantifies market risk. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Interest Rate Sensitivity and Liquidity” which was filed on February 28, 2014 for further discussion.

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a. None.

b. None.

c. None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Articles of Incorporation of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267) (the “Registration Statement”))

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

3.3	Amended and Restated Bylaws of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 19, 2007)

4.1	Form of certificate representing shares of the Company’s common stock (incorporated by reference to Exhibit 4 to the Registration Statement)

Exhibit Number	Description of Exhibit

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive Financial Data

*	Filed with this Quarterly Report on Form 10-Q.
**	Furnished with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPERITY BANCSHARES, INC. ® (Registrant)

Date: 5/08/14	/S/ DAVID ZALMAN
David Zalman
Chairman and Chief Executive Officer

Date: 5/08/14	/S/ DAVID HOLLAWAY
David Hollaway
Chief Financial Officer