Form 10-Q
period 2014-06-30
PROSPERITY BANCSHARES INC
filed 2014-08-06
CIK 1068851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

As of July 31, 2014, there were 69,748,497 outstanding shares of the registrant’s Common Stock, par value $1.00 per share.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1.     INTERIM CONSOLIDATED FINANCIAL STATEMENTS

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2014	2013
	(Dollars in thousands, except par value)
ASSETS
Cash and due from banks	$509,853	$380,990
Federal funds sold	3,630	400
Total cash and cash equivalents	513,483	381,390

Available for sale securities, at fair value	171,756	157,478
Held to maturity securities, at cost (fair value of $8,692,302 and $7,987,342, respectively)	8,679,479	8,066,970
Total securities	8,851,235	8,224,448

Loans held for sale	8,408	2,210
Loans held for investment	9,299,754	7,773,011
Total loans	9,308,162	7,775,221
Less: allowance for credit losses	(73,266)	(67,282)
Loans, net	9,234,896	7,707,939

Accrued interest receivable	53,248	49,246
Goodwill	1,894,270	1,671,520
Core deposit intangibles, net	37,072	42,049
Bank premises and equipment, net	285,751	282,925
Other real estate owned	5,093	7,299
Bank owned life insurance (BOLI)	227,305	177,532
Federal Home Loan Bank of Dallas stock	29,376	24,499
Other assets	116,377	73,181
TOTAL ASSETS	$21,248,106	$18,642,028

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$4,921,398	$4,108,835
Interest-bearing	12,359,657	11,182,436
Total deposits	17,281,055	15,291,271
Other borrowings	200,210	10,689
Securities sold under repurchase agreements	388,342	364,357
Junior subordinated debentures	167,531	124,231
Accrued interest payable	1,326	2,500
Other liabilities	89,048	62,162
Total liabilities	18,127,512	15,855,210

COMMITMENTS AND CONTINGENCIES	-	-
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 20,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $1 par value; 200,000,000 shares authorized; 69,781,585 and 66,085,179 shares issued at June 30, 2014 and December 31, 2013, respectively; 69,744,497 and 66,048,091 shares outstanding at June 30, 2014 and December 31, 2013, respectively	69,782	66,085
Capital surplus	2,019,453	1,798,862
Retained earnings	1,027,607	917,595
Accumulated other comprehensive income—net unrealized gain on available for sale securities, net of tax of $2,347 and $2,630, respectively	4,359	4,883
Less treasury stock, at cost, 37,088 shares	(607)	(607)
Total shareholders’ equity	3,120,594	2,786,818
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$21,248,106	$18,642,028

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$138,655	$89,842	$245,799	$171,306
Securities	47,670	39,384	94,726	75,932
Federal funds sold	178	76	226	95
Total interest income	186,503	129,302	340,751	247,333

INTEREST EXPENSE:
Deposits	10,918	9,170	20,305	17,860
Securities sold under repurchase agreements	254	312	491	604
Junior subordinated debentures	1,087	606	1,862	1,211
Other borrowings	189	472	347	834
Total interest expense	12,448	10,560	23,005	20,509

NET INTEREST INCOME	174,055	118,742	317,746	226,824
PROVISION FOR CREDIT LOSSES	6,325	2,550	6,925	5,350
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	167,730	116,192	310,821	221,474

NONINTEREST INCOME:
Nonsufficient funds (NSF) fees	9,099	8,346	17,969	16,855
Credit card, debit card and ATM card income	5,532	7,007	10,256	13,494
Service charges on deposit accounts	4,823	3,304	8,860	6,235
Trust income	2,044	896	3,844	1,913
Mortgage income	1,208	1,567	1,801	2,558
Brokerage income	1,401	263	2,670	566
Net gain (loss) on sale of assets	1,301	(180)	4,611	(179)
Other	8,593	4,071	12,594	7,273
Total noninterest income	34,001	25,274	62,605	48,715

NONINTEREST EXPENSE:
Salaries and employee benefits	54,126	37,517	97,534	70,726
Net occupancy and equipment	5,996	4,669	11,335	8,947
Debit card, data processing and software amortization	4,009	3,249	7,193	5,819
Regulatory assessments and FDIC insurance	3,886	2,579	6,612	4,974
Core deposit intangibles amortization	2,630	1,341	4,675	3,096
Depreciation	3,522	2,464	6,723	4,842
Communications	2,919	2,410	5,656	4,606
Other real estate expense	188	237	584	460
Other	11,420	6,834	19,418	13,597
Total noninterest expense	88,696	61,300	159,730	117,067
INCOME BEFORE INCOME TAXES	113,035	80,166	213,696	153,122
PROVISION FOR INCOME TAXES	37,529	26,322	71,053	49,973
NET INCOME	$75,506	$53,844	$142,643	$103,149

EARNINGS PER SHARE:
Basic	$1.08	$0.89	$2.10	$1.76
Diluted	$1.08	$0.89	$2.10	$1.76

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)

Net income	$75,506	$53,844	$142,643	$103,149
Other comprehensive loss, before tax:
Securities available for sale:
Change in unrealized gain during period	(317)	(2,330)	(806)	(4,101)
Total other comprehensive loss	(317)	(2,330)	(806)	(4,101)
Deferred tax benefit related to other comprehensive loss	111	816	282	1,435
Other comprehensive loss, net of tax	(206)	(1,514)	(524)	(2,666)
Comprehensive income	$75,300	$52,330	$142,119	$100,483

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

					Accumulated
					Other		Total
	Common Stock		Capital	Retained	Comprehensive	Treasury	Shareholders’
	Shares	Amount	Surplus	Earnings	Income	Stock	Equity
	(In thousands, except share and per share data)
BALANCE AT DECEMBER 31, 2012	56,484,234	$56,484	$1,274,290	$750,236	$8,986	$(607)	$2,089,389
Net income				103,149			103,149
Other comprehensive loss					(2,666)		(2,666)
Common stock issued in connection with the exercise of stock options and restricted stock awards	78,406	78	1,727				1,805
Common stock issued in connection with the acquisition of East Texas Financial Services, Inc.	530,940	531	21,769				22,300
Common stock issued in connection with the acquisition of Coppermark Bancshares, Inc.	3,258,718	3,259	151,172				154,431
Stock based compensation expense			2,106				2,106
Cash dividends declared, $0.43 per share				(25,232)			(25,232)
BALANCE AT JUNE 30, 2013	60,352,298	$60,352	$1,451,064	$828,153	$6,320	$(607)	$2,345,282

BALANCE AT DECEMBER 31, 2013	66,085,179	$66,085	$1,798,862	$917,595	$4,883	$(607)	$2,786,818
Net income				142,643			142,643
Other comprehensive loss					(524)		(524)
Common stock issued in connection with the exercise of stock options and restricted stock awards	398,384	399	2,016				2,415
Common stock issued in connection with the acquisition of F&M Bancorporation Inc.	3,298,022	3,298	214,866				218,164
Stock based compensation expense			3,709				3,709
Cash dividends declared, $0.48 per share				(32,631)			(32,631)
BALANCE AT JUNE 30, 2014	69,781,585	$69,782	$2,019,453	$1,027,607	$4,359	$(607)	$3,120,594

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2014	2013
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$142,643	$103,149
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and core deposit intangibles amortization	11,398	7,938
Provision for credit losses	6,925	5,350
Net amortization of premium on investments	25,118	41,694
Gain on sale of other real estate	(1,344)	(132)
(Gain) loss on sale of assets	(4,611)	179
Net accretion of discount on loans	(38,827)	(26,323)
Gain on sale of loans	(1,724)	(2,364)
Proceeds from sale of loans held for sale	82,292	100,592
Originations of loans held for sale	(86,766)	(96,492)
Stock based compensation expense	3,709	2,106
(Increase) decrease in accrued interest receivable and other assets	(6,734)	26,407
Increase in accrued interest payable and other liabilities	62,376	5,726
Net cash provided by operating activities	194,455	167,830

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of held to maturity securities	1,541,089	1,380,310
Purchase of held to maturity securities	(2,146,700)	(2,022,901)
Proceeds from maturities and principal paydowns of available for sale securities	1,324,817	1,493,689
Purchase of available for sale securities	(1,300,000)	(1,454,999)
Net decrease (increase) in loans held for investment	109,517	(50,106)
Purchase of bank premises and equipment	(6,709)	(13,626)
Proceeds from sale of bank premises, equipment and other real estate	20,874	8,667
Net cash and cash equivalents acquired in the purchase of East Texas Financial Services, Inc.	-	3,471
Net cash and cash equivalents acquired in the purchase of Coppermark Bancshares, Inc.	-	288,795
Net cash and cash equivalents acquired in the purchase of F&M Bancorporation Inc.	487,599	-
Net cash provided by (used in) investing activities	30,487	(366,700)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits	161,455	(42,054)
Net decrease in interest-bearing deposits	(437,594)	(321,225)
Net proceeds from other short-term borrowings	190,000	524,583
Repayments of other long-term borrowings	(479)	(40,831)
Net increase in securities sold under repurchase agreements	23,985	26,668
Proceeds from stock option exercises	2,415	1,805
Payments of cash dividends	(32,631)	(25,232)
Net cash (used in) provided by financing activities	(92,849)	123,714

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	132,093	(75,156)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	381,390	326,304
CASH AND CASH EQUIVALENTS, END OF PERIOD	$513,483	$251,148

NONCASH ACTIVITIES:
Stock issued in connection with the East Texas Financial Services, Inc. acquisition	$-	$22,300
Stock issued in connection with the Coppermark Bancshares, Inc. acquisition	-	154,431
Stock issued in connection with the F&M Bancorporation Inc. acquisition	218,164	-
Acquisition of real estate through foreclosure of collateral	4,401	2,733

SUPPLEMENTAL INFORMATION:
Income taxes paid	$50,843	$44,615
Interest paid	24,153	20,071

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(UNAUDITED)

1. BASIS OF PRESENTATION

The interim consolidated financial statements include the accounts of Prosperity Bancshares, Inc.® (the “Company”) and its wholly-owned subsidiaries, Prosperity Bank® (the “Bank”) and Prosperity Holdings of Delaware, LLC. All intercompany transactions and balances have been eliminated.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Operating results for the six-month period ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any other period.

2. INCOME PER COMMON SHARE

Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares. The following table illustrates the computation of basic and diluted earnings per share:

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
		Per Share		Per Share		Per Share		Per Share
	Amount	Amount	Amount	Amount	Amount	Amount	Amount	Amount
	(Amounts in thousands, except per share data)
Net income	$75,506		$53,844		$142,643		$103,149
Basic:
Weighted average shares outstanding	69,667	$1.08	60,250	$0.89	67,936	$2.10	58,629	$1.76

Diluted:
Add incremental shares for:
Effect of dilutive securities - options	61		144		78		145
Total	69,728	$1.08	60,394	$0.89	68,014	$2.10	58,774	$1.76

There were no stock options exercisable during the three and six months ended June 30, 2014 or 2013 that would have had an anti-dilutive effect on the above computation.

3. NEW ACCOUNTING STANDARDS

Accounting Standards Updates (“ASU”)

ASU 2014-12 “Compensation-Stock Compensation (Topic 718) - Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.”  ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. ASU 2014-12 is effective for the Company beginning after January 1, 2016 and is not expected to have a significant impact on the Company’s financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(UNAUDITED)

ASU 2014-11 “Transfers and Servicing (Topic 860) - Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosure.”  ASU 2014-11 changes the accounting for repurchase-to-maturity transactions to secured borrowing accounting. It also requires separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting and disclosure for the repurchase agreement. ASU 2014-11 is effective for the Company beginning after January 1, 2016 and is not expected to have a significant impact on the Company’s financial statements.

ASU 2014-09 “Revenue from Contract with Customers (Topic 606).”  ASU 2014-09  supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and most industry-specific guidance throughout the Industry Topics of the Codification.  Additionally, ASU 2014-09  supersedes some cost guidance included in Revenue Recognition—Construction-Type and Production-Type Contracts (Subtopic 605-35).  In addition, the existing requirements for the recognition  of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer are amended to be consistent with the guidance on recognition and measurement.   The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU 2014-09 is effective for the Company beginning after January 1, 2017, with retrospective application to each prior reporting period presented, and is not expected to have a significant impact on the Company’s financial statements.

ASU 2014-04 “Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40) — Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” ASU 2014-04 intends to reduce diversity by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. ASU 2014-04 will become effective for the Company on January 1, 2015 and is not expected to have an impact on the Company’s financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(UNAUDITED)

4. SECURITIES

The amortized cost and fair value of investment securities were as follows:

	June 30, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$21,979	$441	$-	$22,420
Collateralized mortgage obligations	37,784	104	(46)	37,842
Mortgage-backed securities	92,698	6,145	(18)	98,825
Other securities	12,589	109	(29)	12,669
Total	$165,050	$6,799	$(93)	$171,756

Held to Maturity
U.S. Treasury securities and obligations of U.S. Government sponsored entities	$63,005	$232	$(118)	$63,119
States and political subdivisions	420,592	5,617	(1,408)	424,801
Corporate debt securities	504	2	-	506
Collateralized mortgage obligations	34,717	504	(34)	35,187
Mortgage-backed securities	8,160,661	98,700	(90,672)	8,168,689
Total	$8,679,479	$105,055	$(92,232)	$8,692,302

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$28,578	$797	$-	$29,375
Collateralized mortgage obligations	483	7	(1)	489
Mortgage-backed securities	108,316	6,843	(22)	115,137
Other securities	12,589	14	(126)	12,477
Total	$149,966	$7,661	$(149)	$157,478

Held to Maturity
U.S. Treasury securities and obligations of U.S. Government sponsored entities	$62,931	$46	$(935)	$62,042
States and political subdivisions	439,235	4,317	(2,207)	441,345
Corporate debt securities	513	5	-	518
Collateralized mortgage obligations	50,034	1,017	(58)	50,993
Mortgage-backed securities	7,514,257	84,166	(165,979)	7,432,444
Total	$8,066,970	$89,551	$(169,179)	$7,987,342

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(UNAUDITED)

Management evaluates debt securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities classified as available for sale or held to maturity are evaluated for OTTI under Financial Accounting Standards Board (“FASB”): Accounting Standards Codification (“ASC”) Topic 320, “Investments-Debt and Equity Securities.”

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

As of June 30, 2014, the Company does not intend to sell any debt securities and management believes that the Company more likely than not will not be required to sell any debt securities before their anticipated recovery, at which time the Company will receive full value for the securities. Furthermore, as of June 30, 2014, management does not have the intent to sell any of its securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of June 30, 2014, management believes any impairment in the Company’s securities is temporary, and therefore no impairment loss has been realized in the Company’s consolidated statements of income.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(UNAUDITED)

Securities with unrealized losses, segregated by length of time, that have been in a continuous loss position were as follows:

	June 30, 2014
	Less than 12 Months		More than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$7,623	$(45)	$45	$(1)	$7,668	$(46)
Mortgage-backed securities	1,153	(2)	2,970	(16)	4,123	(18)
Other securities	1,707	(29)	-	-	1,707	(29)
Total	$10,483	$(76)	$3,015	$(17)	$13,498	$(93)

Held to Maturity
U.S. Treasury securities and obligations of U.S. Government sponsored entities	$28,037	$(118)	$-	$-	$28,037	$(118)
States and political subdivisions	46,970	(296)	55,451	(1,112)	102,421	(1,408)
Collateralized mortgage obligations	1,135	(21)	1,146	(13)	2,281	(34)
Mortgage-backed securities	543,876	(1,293)	3,140,453	(89,379)	3,684,329	(90,672)
Total	$620,018	$(1,728)	$3,197,050	$(90,504)	$3,817,068	$(92,232)

	December 31, 2013
	Less than 12 Months		More than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$5	$-	$50	$(1)	$55	$(1)
Mortgage-backed securities	651	(1)	3,313	(21)	3,964	(22)
Other securities	6,911	(126)	-	-	6,911	(126)
Total	$7,567	$(127)	$3,363	$(22)	$10,930	$(149)

Held to Maturity
U.S. Treasury securities and obligations of U.S. Government sponsored entities	$48,389	$(935)	$-	$-	$48,389	$(935)
States and political subdivisions	113,063	(1,581)	28,639	(626)	141,702	(2,207)
Collateralized mortgage obligations	2,109	(32)	433	(26)	2,542	(58)
Mortgage-backed securities	3,702,569	(106,816)	998,380	(59,163)	4,700,949	(165,979)
Total	$3,866,130	$(109,364)	$1,027,452	$(59,815)	$4,893,582	$(169,179)

At June 30, 2014 and December 31, 2013, there were 519 securities and 450 securities, respectively, in an unrealized loss position for more than 12 months.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(UNAUDITED)

The amortized cost and fair value of investment securities at June 30, 2014, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)
Due in one year or less	$33,971	$34,055	$12,684	$12,764
Due after one year through five years	159,966	160,668	5,369	5,513
Due after five years through ten years	207,136	208,453	14,844	15,119
Due after ten years	83,028	85,250	1,671	1,693
Subtotal	484,101	488,426	34,568	35,089
Mortgage-backed securities and collateralized mortgage obligations	8,195,378	8,203,876	130,482	136,667
Total	$8,679,479	$8,692,302	$165,050	$171,756

The Company recorded no gain or loss on sale of securities for the three and six months ended June 30, 2014 and 2013. As of June 30, 2014, the Company had eight non-agency collateralized mortgage obligations remaining with a total book value of $1.4 million and total market value of $1.4 million.

At June 30, 2014 and December 31, 2013, the Company did not own securities of any one issuer (other than the U.S. government and its agencies) for which aggregate adjusted cost exceeded 10% of the consolidated shareholders’ equity at such respective dates.

Securities with an amortized cost of $5.21 billion and $4.46 billion and a fair value of $5.22 billion and $4.47 billion at June 30, 2014 and December 31, 2013, respectively, were pledged to collateralize public deposits and for other purposes required or permitted by law.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(UNAUDITED)

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The loan portfolio consists of various types of loans made principally to borrowers located within the states of Texas and Oklahoma and is classified by major type as follows:

	June 30,	December 31,
	2014	2013
	(Dollars in thousands)
Residential mortgage loans held for sale	$8,408	$2,210

Commercial and industrial	2,144,027	1,279,777
Real estate:
Construction, land development and other land loans	1,005,099	865,511
1-4 family residential (including home equity)	2,413,152	2,129,510
Commercial real estate (including multi-family residential)	3,027,945	2,753,797
Farmland	346,917	332,648
Agriculture	195,443	198,610
Consumer and other	167,171	213,158
Total loans held for investment	9,299,754	7,773,011
Total	$9,308,162	$7,775,221

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

(ii) Construction, Land Development and Other Land Loans. The Company makes loans to finance the construction of residential and, to a lesser extent, nonresidential properties. Construction loans generally are collateralized by first liens on real estate and have floating interest rates. The Company conducts periodic inspections, either directly or through an agent, prior to approval of periodic draws on these loans. Underwriting guidelines similar to those described above are also used in the Company’s construction lending activities. Construction loans involve additional risks attributable to the fact that loan funds are advanced upon the security of a project under construction, and the project is of uncertain value prior to its completion. Because of uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation on real property, it can be difficult to accurately evaluate the total funds required to complete a project and the related loan to value ratio. As a result of these uncertainties, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If the Company is forced to foreclose on a project prior to completion, there is no assurance that the Company will be able to recover all of the unpaid portion of the loan. In addition, the Company may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time. While the Company has underwriting procedures designed to identify what it believes to be acceptable levels of risks in construction lending, no assurance can be given that these procedures will prevent losses from the risks described above.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

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

(iv) Commercial Real Estate. The Company makes commercial real estate related loans collateralized by owner-occupied and non-owner-occupied real estate to finance the purchase of real estate. The Company’s commercial real estate related loans are collateralized by first liens on real estate, typically have variable interest rates (or five year or less fixed rates) and amortize over a 15 to 20 year period. Payments on loans secured by such properties are often dependent on the successful operation or management of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than other types of loans. The Company seeks to minimize these risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition in connection with underwriting these loans. The underwriting analysis also includes credit verification, analysis of global cash flow, appraisals and a review of the financial condition of the borrower. At June 30, 2014, approximately 48.1% of the outstanding principal balance of the Company’s commercial real estate related loans was secured by owner-occupied properties.

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(UNAUDITED)

Concentrations of Credit. Most of the Company’s lending activity occurs within the states of Texas and Oklahoma. The majority of the Company’s loan portfolio consists of commercial and industrial, commercial real estate and 1-4 family residential loans. As of June 30, 2014 and December 31, 2013, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

Foreign Loans. The Company has U.S. dollar-denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at June 30, 2014 or December 31, 2013.

Related Party Loans. As of June 30, 2014 and December 31, 2013, loans outstanding to directors, officers and their affiliates totaled $5.9 million and $6.2 million, respectively. All transactions entered into between the Company and such related parties are done in the ordinary course of business, made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related party loans is as follows:

	June 30,	December 31,
	2014	2013
	(Dollars in thousands)
Beginning balance on January 1	$6,187	$6,682
New loans and reclassified related loans	2,925	306
Repayments	(3,235)	(801)
Ending balance	$5,877	$6,187

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(UNAUDITED)

An aging analysis of past due loans, segregated by class of loans, is presented below:

	June 30, 2014
	Loans Past Due and Still Accruing
		90 or More	Total Past	Nonaccrual	Current	Total
	30-89 Days	Days	Due Loans	Loans	Loans	Loans
	(Dollars in thousands)

Construction, land development and other land loans other land loans	$16,236	$-	$16,236	$818	$988,045	$1,005,099
Agriculture and agriculture real estate (includes farmland)	2,858	-	2,858	140	539,362	542,360
1-4 family (includes home equity) (1)	3,382	-	3,382	4,940	2,413,238	2,421,560
Commercial real estate (includes multi-family residential)	16,916	-	16,916	2,477	3,008,552	3,027,945
Commercial and industrial	21,283	-	21,283	14,427	2,108,317	2,144,027
Consumer and other	655	335	990	280	165,901	167,171
Total	$61,330	$335	$61,665	$23,082	$9,223,415	$9,308,162

	December 31, 2013
	Loans Past Due and Still Accruing
		90 or More	Total Past	Nonaccrual	Current	Total
	30-89 Days	Days	Due Loans	Loans	Loans	Loans
	(Dollars in thousands)
Construction, land development and other land loans	$6,258	$2	$6,260	$386	$858,865	$865,511
Agriculture and agriculture real estate (includes farmland)	5,634	218	5,852	62	525,344	531,258
1-4 family (includes home equity) (1)	8,684	2,012	10,696	3,086	2,117,938	2,131,720
Commercial real estate (includes multi-family residential)	8,163	1,752	9,915	4,333	2,739,549	2,753,797
Commercial and industrial	9,552	933	10,485	2,208	1,267,084	1,279,777
Consumer and other	1,344	30	1,374	156	211,628	213,158
Total	$39,635	$4,947	$44,582	$10,231	$7,720,408	$7,775,221

(1)	Includes $8.4 million and $2.2 million of residential mortgage loans held for sale at June 30, 2014 and December 31, 2013, respectively.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(UNAUDITED)

The following table presents information regarding nonperforming assets as of the dates indicated:

	June 30,	December 31,
	2014	2013
	(Dollars in thousands)

Nonaccrual loans	$23,082	$10,231
Accruing loans 90 or more days past due	335	4,947
Total nonperforming loans	23,417	15,178
Repossessed assets	11	27
Other real estate	5,093	7,299
Total nonperforming assets	$28,521	$22,504

Nonperforming assets to total loans and other real estate	0.31%	0.29%

The Company’s conservative lending approach has resulted in sound asset quality. The Company had $28.5 million in nonperforming assets at June 30, 2014 compared with $22.5 million at December 31, 2013.

If interest on nonaccrual loans had been accrued under the original loan terms, approximately $483 thousand and $153 thousand would have been recorded as income for the six months ended June 30, 2014 and 2013, respectively.

Purchased Credit-Impaired (PCI) Loans. In connection with the acquisition of American State Financial Corporation (ASB) on July 1, 2012, Community National Bank on October 1, 2012, East Texas Financial Services, Inc. on January 1, 2013, Coppermark Bancshares, Inc. on April 1, 2013, FVNB Corp. on November 1, 2013 and F&M Bancorporation Inc. on April 1, 2014, the Company acquired loans both with and without evidence of credit quality deterioration since origination. The acquired loans were initially recorded at fair value with no carryover of any allowance for loan losses.

Loans acquired with evidence of credit quality deterioration at acquisition for which it was probable that the Company would not be able to collect all contractual amounts due were accounted for as PCI.

The carrying amount of acquired PCI loans included in the consolidated balance sheet and the related outstanding balance as of the dates indicated are presented in the table below.

	June 30,	December 31,
	2014	2013
	(Dollars in thousands)
Acquired PCI loans:
Outstanding balance	$179,891	$87,089
Discount	100,808	45,497
Recorded investment	$79,083	$41,592

The outstanding balance represents the total amount owed as of June 30, 2014 and December 31, 2013, including accrued but unpaid interest and any amounts previously charged off. No allowance for loan losses was required on the acquired PCI loans at both June 30, 2014 and December 31, 2013.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(UNAUDITED)

Changes in the accretable yield for acquired PCI loans as of the dates indicated below were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$8,470	$7,569	$9,855	$7,459
Additions	7,158	5,792	7,158	7,528
Reclassifications from nonaccretable	4,532	1,112	6,035	1,255
Accretion	(5,471)	(1,462)	(8,359)	(3,231)
Balance at June 30	$14,689	$13,011	$14,689	$13,011

Impaired Loans. Loans are considered impaired when, based on current information and events, it is probable the Company will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans. If a loan is impaired, a specific valuation allowance is determined, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(UNAUDITED)

Impaired loans are set forth in the following tables. No interest income was recognized on impaired loans subsequent to their classification as impaired. The average recorded investment presented in the tables below is reported on a year-to-date basis.

	June 30, 2014
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
	(Dollars in thousands)
With no related allowance recorded:
Construction, land development and other land loans	$315	$336	$-	$296
Agriculture and agriculture real estate (includes farmland)	-	-	-	7
1-4 family (includes home equity)	507	580	-	546
Commercial real estate (includes multi-family residential)	735	764	-	1,613
Commercial and industrial	867	1,035	-	485
Consumer and other	7	7	-	11
Total	2,431	2,722	-	2,958

With an allowance recorded:
Construction, land development and other land loans	-	-	-	-
Agriculture and agriculture real estate (includes farmland)	75	147	53	48
1-4 family (includes home equity)	673	706	249	1,596
Commercial real estate (includes multi-family residential)	202	203	47	908
Commercial and industrial	9,227	9,326	2,887	5,169
Consumer and other	120	133	92	108
Total	10,297	10,515	3,328	7,829

Total:
Construction, land development and other land loans	315	336	-	296
Agriculture and agriculture real estate (includes farmland)	75	147	53	55
1-4 family (includes home equity)	1,180	1,286	249	2,142
Commercial real estate (includes multi-family residential)	937	967	47	2,521
Commercial and industrial	10,094	10,361	2,887	5,654
Consumer and other	127	140	92	119
	$12,728	$13,237	$3,328	$10,787

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(UNAUDITED)

	December 31, 2013
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
	(Dollars in thousands)
With no related allowance recorded:
Construction, land development and other land loans	$277	$289	$-	$711
Agriculture and agriculture real estate (includes farmland)	14	57	-	46
1-4 family (includes home equity)	584	664	-	538
Commercial real estate (includes multi-family residential)	2,490	3,798	-	1,470
Commercial and industrial	103	122	-	95
Consumer and other	15	16	-	13
Total	3,483	4,946	-	2,873

With an allowance recorded:
Construction, land development and other land loans	-	-	-	-
Agriculture and agriculture real estate (includes farmland)	21	27	18	28
1-4 family (includes home equity)	2,519	2,548	890	1,759
Commercial real estate (includes multi-family residential)	1,613	1,615	445	2,032
Commercial and industrial	1,111	1,192	1,029	1,077
Consumer and other	95	113	77	81
Total	5,359	5,495	2,459	4,977

Total:
Construction, land development and other land loans	277	289	-	711
Agriculture and agriculture real estate (includes farmland)	35	84	18	74
1-4 family (includes home equity)	3,103	3,212	890	2,297
Commercial real estate (includes multi-family residential)	4,103	5,413	445	3,502
Commercial and industrial	1,214	1,314	1,029	1,172
Consumer and other	110	129	77	94
	$8,842	$10,441	$2,459	$7,850

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

JUNE 30, 2014

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

The following table presents risk grades and classified loans by class of loan at June 30, 2014. Impaired loans include loans in risk grades 7, 8 and 9.

	Construction, Land Development and other land loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity) (1)	Commercial Real Estate (includes Multi- Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Grade 1	$-	$10,613	$-	$-	$61,053	$35,633	$107,299
Grade 2	-	-	-	-	-	-	-
Grade 3	998,970	525,343	2,402,634	2,958,043	2,020,937	122,334	9,028,261
Grade 4	-	-	-	-	-	-	-
Grade 5	962	5,616	1,943	9,733	5,822	24	24,100
Grade 6	1,446	131	6,996	28,585	10,480	9,053	56,691
Grade 7	315	75	1,171	937	10,079	127	12,704
Grade 8	-	-	9	-	15	-	24
Grade 9	-	-	-	-	-	-	-
PCI Loans (2)	3,406	582	8,807	30,647	35,641	-	79,083
Total	$1,005,099	$542,360	$2,421,560	$3,027,945	$2,144,027	$167,171	$9,308,162

(1)	Includes $8.4 million of residential mortgage loans held for sale at June 30, 2014.
(2)	Of the total PCI loans, $32.3 million were classifed as substandard at June 30, 2014.

 PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(UNAUDITED)

The following table presents risk grades and classified loans by class of loan at December 31, 2013. Impaired loans include loans in risk grades 7, 8 and 9.

	Construction, Land Development and other land loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity) (1)	Commercial Real Estate (includes Multi- Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Grade 1	$-	$5,225	$-	$-	$50,131	$31,362	$86,718
Grade 2	-	-	-	-	-	-	-
Grade 3	858,712	520,921	2,113,698	2,697,664	1,202,604	181,406	7,575,005
Grade 4	-	-	-	-	-	-	-
Grade 5	1,141	3,427	6,337	10,798	17,179	146	39,028
Grade 6	1,616	1,043	4,504	14,316	2,423	134	24,036
Grade 7	277	35	3,093	4,103	1,214	110	8,832
Grade 8	-	-	10	-	-	-	10
Grade 9	-	-	-	-	-	-	-
PCI Loans (2)	3,765	607	4,078	26,916	6,226	-	41,592
Total	$865,511	$531,258	$2,131,720	$2,753,797	$1,279,777	$213,158	$7,775,221

(1)	Includes $2.2 million of residential mortgage loans held for sale at December 31, 2013.
(2)	Of the total PCI loans, $17.6 million were classifed as substandard at December 31, 2013.

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

In determining the amount of the general valuation allowance, management considers factors such as historical loan loss experience, industry diversification of the Company’s commercial loan portfolio, concentration risk of specific loan types, the volume, growth and composition of the Company’s loan portfolio, current economic conditions that may affect the borrower’s ability to pay and the value of collateral, the evaluation of the Company’s loan portfolio through its internal loan review process, general economic conditions and other qualitative risk factors both internal and external to the Company and other relevant factors in accordance with ASC Topic 450, “Contingencies.”

 Based on a review of these factors for each loan type, the Company applies an estimated percentage to the outstanding balance of each loan type, excluding any impaired loan. The Company uses this information to establish the amount of the general valuation allowance.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

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

At June 30, 2014, the allowance for credit losses totaled $73.3 million or 0.79% of total loans. At December 31, 2013, the allowance totaled $67.3 million or 0.87% of total loans.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(UNAUDITED)

The following table details activity in the allowance for loan losses by portfolio segment for the three and six months ended June 30, 2014 and 2013. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Construction, Land Development and other land loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses:
Three Months Ended
Balance March 31, 2014	$13,600	$1,356	$18,718	$23,371	$8,653	$1,398	$67,096
Provision for credit losses	1,508	(751)	593	313	2,240	2,422	6,325

Charge-offs	(153)	(1)	(523)	(26)	(59)	(879)	(1,641)
Recoveries	38	844	117	21	123	343	1,486
Net charge-offs	(115)	843	(406)	(5)	64	(536)	(155)

Balance June 30, 2014	$14,993	$1,448	$18,905	$23,679	$10,957	$3,284	$73,266

Six Months Ended
Balance January 1, 2014	$14,353	$1,229	$17,046	$24,835	$8,167	$1,652	$67,282
Provision for credit losses	738	(705)	2,396	(1,091)	2,807	2,780	6,925

Charge-offs	(155)	(15)	(662)	(128)	(202)	(1,924)	(3,086)
Recoveries	57	939	125	63	185	776	2,145
Net charge-offs	(98)	924	(537)	(65)	(17)	(1,148)	(941)

Balance June 30, 2014	$14,993	$1,448	$18,905	$23,679	$10,957	$3,284	$73,266

Allowance for credit losses:
Three Months Ended
Balance March 31, 2013	$12,235	$887	$14,112	$21,869	$5,400	$546	$55,049
Provision for credit losses	(120)	108	(642)	1,763	1,041	400	2,550

Charge-offs	(257)	(13)	(51)	(826)	(258)	(587)	(1,992)
Recoveries	133	-	16	25	110	285	569
Net charge-offs	(124)	(13)	(35)	(801)	(148)	(302)	(1,423)

Balance June 30, 2013	$11,991	$982	$13,435	$22,831	$6,293	$644	$56,176

Six Months Ended
Balance January 1, 2013	$11,909	$764	$13,942	$19,607	$5,777	$565	$52,564
Provision for credit losses	150	223	(370)	3,969	723	655	5,350

Charge-offs	(257)	(13)	(162)	(895)	(413)	(1,192)	(2,932)
Recoveries	189	8	25	150	206	616	1,194
Net charge-offs	(68)	(5)	(137)	(745)	(207)	(576)	(1,738)

Balance June 30, 2013	$11,991	$982	$13,435	$22,831	$6,293	$644	$56,176

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(UNAUDITED)

The following table details the amount of the allowance for loan losses allocated to each portfolio segment as of June 30, 2014, December 31, 2013 and June 30, 2013, detailed on the basis of the impairment methodology used by the Company.

	Construction, Land Development and other land loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses related to:
June 30, 2014
Individually evaluated for impairment	$-	$53	$249	$47	$2,887	$92	$3,328
Collectively evaluated for impairment	14,993	1,395	18,656	23,632	8,070	3,192	69,938
PCI loans	-	-	-	-	-	-	-
Total allowance for credit losses	$14,993	$1,448	$18,905	$23,679	$10,957	$3,284	$73,266

December 31, 2013
Individually evaluated for impairment	$-	$18	$890	$445	$1,029	$77	$2,459
Collectively evaluated for impairment	14,353	1,211	16,156	24,390	7,138	1,575	64,823
PCI loans	-	-	-	-	-	-	-
Total allowance for credit losses	$14,353	$1,229	$17,046	$24,835	$8,167	$1,652	$67,282

June 30, 2013
Individually evaluated for impairment	$-	$23	$44	$-	$819	$66	$952
Collectively evaluated for impairment	11,991	959	13,391	22,831	5,474	578	55,224
PCI loans	-	-	-	-	-	-	-
Total allowance for credit losses	$11,991	$982	$13,435	$22,831	$6,293	$644	$56,176

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(UNAUDITED)

The following table details the recorded investment in loans as of June 30, 2014, December 31, 2013 and June 30, 2013, excluding $8.4 million, $2.2 million and $6.2 million, respectively, of residential mortgage loans held for sale, related to each balance in the allowance for loan losses by portfolio segment.

	Construction, Land Development and other land loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Recorded investment in loans:
June 30, 2014
Individually evaluated for impairment	$315	$75	$1,180	$937	$10,094	$127	$12,728
Collectively evaluated for impairment	1,001,378	541,703	2,403,165	2,996,361	2,098,292	167,044	9,207,943
PCI loans	3,406	582	8,807	30,647	35,641	-	79,083
Total loans evaluated for impairment	$1,005,099	$542,360	$2,413,152	$3,027,945	$2,144,027	$167,171	$9,299,754

December 31, 2013
Individually evaluated for impairment	$277	$35	$3,103	$4,103	$1,214	$110	$8,842
Collectively evaluated for impairment	861,469	530,616	2,122,329	2,722,778	1,272,337	213,048	7,722,577
PCI loans	3,765	607	4,078	26,916	6,226	-	41,592
Total loans evaluated for impairment	$865,511	$531,258	$2,129,510	$2,753,797	$1,279,777	$213,158	$7,773,011

June 30, 2013
Individually evaluated for impairment	$267	$103	$340	$1,430	$880	$67	$3,087
Collectively evaluated for impairment	677,696	314,416	1,656,702	2,362,001	995,500	111,382	6,117,697
PCI loans	16,622	426	3,965	27,389	3,297	-	51,699
Total loans evaluated for impairment	$694,585	$314,945	$1,661,007	$2,390,820	$999,677	$111,449	$6,172,483

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUN E 30, 2014

(UNAUDITED)

Troubled Debt Restructurings. The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. Effective July 1, 2011, the Company adopted the provisions of ASU No. 2011-02, “Receivables (Topic 310)-A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” As such, the Company reassessed all loan modifications occurring since January 1, 2011 for identification as troubled debt restructurings. The following table presents information regarding the recorded balance of loans modified in a troubled debt restructuring during the six months ended June 30, 2014:

	Six Months Ended
	June 30, 2014			June 30, 2013
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Construction, land development and other land loans	-	$-	$-	1	$249	$236
Agriculture and agriculture real estate	-	-	-	-	-	-
1-4 Family (includes home equity)	-	-	-	-	-	-
Commercial real estate (commercial mortgage and multi-family)	1	35	35	-	-	-
Commercial and industrial	1	16	15	-	-	-
Consumer and other	-	-	-	-	-	-
Total	2	$51	$50	1	$249	$236

As of June 30, 2014, there have been no defaults on any loans that were modified as troubled debt restructurings during the preceding six months. Default is determined at 90 or more days past due. The modifications primarily related to extending the amortization periods of the loans, which includes loans modified during bankruptcy. The Company did not grant principal reductions on any restructured loans. For the six months ended June 30, 2014, the Company added $51 thousand in new troubled debt restructurings of which $50 thousand was still outstanding on June 30, 2014. The remaining restructured loans from prior periods are performing and accruing loans. These modifications did not have a material impact on the Company’s determination of the allowance for credit losses.

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

JUNE 30, 2014

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

The following tables present fair values for assets and liabilities measured at fair value on a recurring basis:

	As of June 30, 2014
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Available for sale securities:
States and political subdivisions	$-	$22,420	$-	$22,420
Collateralized mortgage obligations	-	37,842	-	37,842
Mortgage-backed securities	-	98,825	-	98,825
Other securities	12,669	-	-	12,669
Total	$12,669	$159,087	$-	$171,756

Non-hedging interest rate swap	$-	$303	$-	$303

Liabilities:
Non-hedging interest rate swap	$-	$(303)	$-	$(303)

	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Available for sale securities:
States and political subdivisions	$-	$29,375	$-	$29,375
Collateralized mortgage obligations	-	489	-	489
Mortgage-backed securities	-	115,137	-	115,137
Other securities	12,477	-	-	12,477
Total	$12,477	$145,001	$-	$157,478

Non-hedging interest rate swap	$-	$38	$-	$38

Liabilities:
Non-hedging interest rate swap	$-	$(38)	$-	$(38)

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(UNAUDITED)

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). These instruments include other real estate owned, repossessed assets, held to maturity debt securities, loans held for sale, and impaired loans. For the three and six months ended June 30, 2014, the Company had additions to other real estate owned of $1.7 million and $4.4 million, respectively, of which $1.6 million and $3.1 million were outstanding as of June 30, 2014. For the six months ended June 30, 2014, the Company had additions to impaired loans of $1.5 million, of which $1.2 million were outstanding as of June 30, 2014. The remaining assets and liabilities measured at fair value on a nonrecurring basis that were recorded in 2014 and remained outstanding at June 30, 2014 were not significant.

ASC Topic 825, “Financial Instruments” requires that the Company disclose estimated fair values for its financial instruments. The following table presents carrying and fair value information of financial instruments as of the dates indicated:

	As of June 30, 2014
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Cash and due from banks	$509,853	$509,853	$-	$-	$509,853
Federal funds sold	3,630	3,630	-	-	3,630
Held to maturity securities	8,679,479	-	8,692,302	-	8,692,302
Loans held for sale	8,408	-	8,408	-	8,408
Loans held for investment, net of allowance	9,226,488	-	-	9,264,081	9,264,081

Liabilities
Deposits:
Noninterest-bearing	$4,921,398	$-	$4,921,398	$-	$4,921,398
Interest-bearing	12,359,657	-	12,374,774	-	12,374,774
Other borrowings	200,210	-	201,528	-	201,528
Securities sold under repurchase agreements	388,342	-	388,402	-	388,402
Junior subordinated debentures	167,531	-	160,990	-	160,990

	As of December 31, 2013
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Cash and due from banks	$380,990	$380,990	$-	$-	$380,990
Federal funds sold	400	400	-	-	400
Held to maturity securities	8,066,970	-	7,987,342	-	7,987,342
Loans held for sale	2,210	2,210	-	-	2,210
Loans held for investment, net of allowance	7,705,729	-	-	7,749,786	7,749,786

Liabilities
Deposits:
Noninterest-bearing	$4,108,835	$-	$4,108,835	$-	$4,108,835
Interest-bearing	11,182,436	-	11,196,241	-	11,196,241
Other borrowings	10,689	-	12,014	-	12,014
Securities sold under repurchase agreements	364,357	-	364,477	-	364,477
Junior subordinated debentures	124,231	-	119,325	-	119,325

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

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

JUNE 30, 2014

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

The Company’s off-balance sheet commitments including letters of credit, which totaled $2.22 billion at June 30, 2014, are funded at current market rates at the date they are drawn upon. It is management’s opinion that the fair value of these commitments would approximate their carrying value, if drawn upon.

The fair value estimates presented herein are based on pertinent information available to management at June 30, 2014. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

7. GOODWILL AND CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles (“CDI”) for the six months ended June 30, 2014 and the year ended December 31, 2013 were as follows:

		Core Deposit
	Goodwill	Intangibles
	(Dollars in thousands)
Balance as of December 31, 2012	$1,217,162	$26,159
Less:
Amortization	-	(6,145)
Add:
Measurement period adjustments	(1,225)	2,110
Acquisition of East Texas Financial Services, Inc.	15,007	-
Acquisition of Coppermark Bancshares, Inc.	117,544	1,514
Acquisition of FVNB Corp.	323,032	18,411
Balance as of December 31, 2013	1,671,520	42,049
Less:
Amortization	-	(4,675)
Add:
Measurement period adjustments	8,167	(302)
Acquisition of F&M Bancorporation Inc.	214,583	-
Balance as of June 30, 2014	$1,894,270	$37,072

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(UNAUDITED)

Goodwill is recorded on the acquisition date of each entity. The Company may record subsequent adjustments to goodwill for amounts undeterminable at acquisition date, such as deferred taxes and real estate valuations, and therefore the goodwill amounts reflected in the table above may change accordingly. The Company initially records the total premium paid on acquisitions as goodwill. After finalizing the valuation, core deposit intangibles are identified and reclassified from goodwill to core deposit intangibles on the balance sheet. This reclassification has no effect on total assets, liabilities, shareholders’ equity, net income or cash flows. Management performs an evaluation annually and more frequently if a triggering event occurs, of whether any impairment of the goodwill and other intangibles has occurred. If any such impairment is determined, a write-down is recorded. As of June 30, 2014, there were no impairments recorded on goodwill.

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

Core deposit intangibles are amortized on an accelerated basis over their estimated lives, which the Company believes is between 8 and 15 years. Amortization expense related to intangible assets totaled $2.6 million and $1.3 million for the three months ended June 30, 2014 and 2013, respectively, and $4.7 million and $3.1 million for the six months ended June 30, 2014 and 2013, respectively. The estimated aggregate future amortization expense for CDI remaining as of June 30, 2014 is as follows (dollars in thousands):

Remaining 2014	$2,920
2015	6,549
2016	5,798
2017	3,843
2018	3,134
Thereafter	14,828
Total	$37,072

8. STOCK BASED COMPENSATION

At June 30, 2014, the Company had four stock-based employee compensation plans and one stock option plan assumed in connection with an acquisition under which no additional options will be granted. Two of the four plans adopted by the Company have expired and therefore no additional awards may be issued under those plans.

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

During 2012, the Company’s Board of Directors adopted the Prosperity Bancshares, Inc. 2012 Stock Incentive Plan (the “2012 Plan”), which authorizes the issuance of up to 1,250,000 shares of common stock upon the exercise of options granted under the 2012 Plan or pursuant to the grant or exercise, as the case may be, of other awards granted under the 2012 Plan, including restricted stock, stock appreciation rights, phantom stock awards and performance awards. As of June 30, 2014, no options or other awards have been granted under the 2012 Plan.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(UNAUDITED)

The Company received $576 thousand and $1.1 million in cash from the exercise of stock options during the three month periods ended June 30, 2014 and 2013, respectively, and $2.4 million and $1.8 million during the six month periods ended June 30, 2014 and 2013, respectively. There was no tax benefit realized from option exercises of the share-based payment arrangements during the three and six month periods ended June 30, 2014 and 2013.

As of June 30, 2014, there was $23.3 million of total unrecognized compensation expense related to stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.53 years.

9. CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ITEMS

Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of June 30, 2014 (other than deposit obligations and securities sold under repurchase agreements). The Company’s future cash payments associated with its contractual obligations pursuant to its junior subordinated debentures, FHLB borrowings and operating leases as of June 30, 2014 are summarized below. Payments for junior subordinated debentures include interest of $83.2 million that will be paid over the future periods. The future interest payments were calculated using the current rate in effect at June 30, 2014. The current principal balance of the junior subordinated debentures at June 30, 2014 was $167.5 million. Payments for FHLB borrowings include interest of $2.1 million that will be paid over the future periods. Payments related to leases are based on actual payments specified in underlying contracts.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Junior subordinated debentures	$2,084	$8,335	$8,334	$231,952	$250,705
Federal Home Loan Bank notes payable	190,822	3,456	5,665	2,337	202,280
Operating leases	3,698	10,661	4,676	7,779	26,814
Total	$196,604	$22,452	$18,675	$242,068	$479,799

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(UNAUDITED)

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit expiring by periods as of June 30, 2014 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$53,468	$55,713	$155	$1,324	$110,660
Commitments to extend credit	595,548	903,606	152,906	456,593	2,108,653
Total	$649,016	$959,319	$153,061	$457,917	$2,219,313

10. OTHER COMPREHENSIVE (LOSS) INCOME

The tax effects allocated to each component of other comprehensive (loss) income were as follows:

	Three Months Ended June 30,
	2014			2013
	Before Tax Amount	Tax Benefit	Net of Tax Amount	Before Tax Amount	Tax Benefit	Net of Tax Amount
	(Dollars in thousands)
Other comprehensive loss:
Securities available for sale:
Change in unrealized gain during period	$(317)	$111	$(206)	$(2,330)	$816	$(1,514)
Total securities available for sale	(317)	111	(206)	(2,330)	816	(1,514)
Total other comprehensive loss	$(317)	$111	$(206)	$(2,330)	$816	$(1,514)

	Six Months Ended June 30,
	2014			2013
	Before Tax Amount	Tax Benefit	Net of Tax Amount	Before Tax Amount	Tax Benefit	Net of Tax Amount
	(Dollars in thousands)
Other comprehensive loss:
Securities available for sale:
Change in unrealized gain during period	$(806)	$282	$(524)	$(4,101)	$1,435	$(2,666)
Total securities available for sale	(806)	282	(524)	(4,101)	1,435	(2,666)
Total other comprehensive loss	$(806)	$282	$(524)	$(4,101)	$1,435	$(2,666)

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(UNAUDITED)

Activity in accumulated other comprehensive income associated with securities available for sale, net of tax, was as follows:

Accumulated Other Comprehensive Income
(Dollars in thousands)
Balance at January 1, 2014	$4,883
Other comprehensive loss	(524)
Balance at June 30, 2014	$4,359

Balance at January 1, 2013	$8,986
Other comprehensive loss	(2,666)
Balance at June 30, 2013	$6,320

11. DERIVATIVE FINANCIAL INSTRUMENTS

Interest Rate Swaps

On November 1, 2013, the Company acquired FVNB Corp. and assumed the following derivative contracts relating to loans made to certain commercial customers. The interest rate derivative contracts outstanding at June 30, 2014 are presented in the following table:

	Current Notional Amount	Estimated Fair Value	Maturity Date	Fixed Pay Rate	Variable Rate Received
	(Dollars in thousands)

Commercial Loan Interest Rate Swap	$4,387	$183	August 1, 2020	4.30%	1-Month USD - LIBOR BBA+2.50

Commercial Loan Interest Rate Swap	1,607	61	August 15, 2020	5.49%	1-Month USD - LIBOR BBA+3.00

Commercial Loan Interest Rate Swap	1,463	51	August 15, 2020	4.30%	1-Month USD - LIBOR BBA+2.50

Commercial Loan Interest Rate Swap	1,865	8	May 1, 2022	5.60%	1-Month USD - LIBOR BBA+3.50

	$9,322	$303

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(UNAUDITED)

In these transactions, the Company has made a loan to a borrower at a variable rate of interest which the borrower pays directly to the Company. The Company also enters into an interest rate swap with a customer to accommodate the customer’s desired terms while at the same time entering into an identical offsetting interest rate swap with another financial institution, thus fully eliminating any interest rate risk to the Company. In connection with each swap transaction, the Company agrees to pay interest to the borrowing customer on a notional amount at a variable interest rate and receive interest from the customer on the same notional amount at a fixed interest rate. At the same time, the Company agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows the Company’s customer to effectively convert a variable-rate loan to a fixed-rate. Because the Company acts solely as an intermediary for its customer, changes in the fair value of the underlying derivative contracts offset each other and do not materially impact the Company’s results of operations. Derivative assets of $303 thousand and derivative liabilities of $303 thousand are recorded in other assets and other liabilities, respectively. The notional amounts and estimated fair values of interest rate derivative contracts outstanding at June 30, 2014 are presented in the following table:

	Current Notional Amount	Estimated Fair Value
	(Dollars in thousands)
Financial Institution Counterparties:
Swaps - liabilities	$9,322	$(303)

Bank Customer Counterparties:
Swaps - assets	$9,322	$303

Credit risk arises from the possible inability of counterparties to meet the terms of their contracts. The Company’s exposure is limited to the replacement value of the contracts rather than the notional, principal or contract amounts. Credit risk is minimized through credit approvals, limits, counterparty collateral and monitoring procedures. The Company’s derivative assets and liabilities include certain contractual features in which the Company requires the counterparties to provide collateral in the form of cash and securities to offset changes in the fair value of the derivatives. When necessary, the Company posts collateral primarily in the form of cash to offset changes in fair value of the derivatives, including changes in fair value due to the Company’s credit risk. As of June 30, 2014 and December 31, 2013, the balance of collateral posted by the Company for derivatives was $260 thousand.

12. ACQUISITIONS

Acquisition of F&M Bancorporation Inc. – On April 1, 2014, the Company completed the acquisition of F&M Bancorporation Inc. (“FMBC”) and its wholly-owned subsidiary The F&M Bank & Trust Company (“F&M”) headquartered in Tulsa, Oklahoma. F&M operated 13 banking offices: 9 in Tulsa, Oklahoma and surrounding areas; 3 in Dallas, Texas; and 1 loan production office in Oklahoma City, Oklahoma. The Company acquired FMBC to further expand its Oklahoma and Dallas, Texas area markets. The acquisition was not considered significant to the Company’s financial statements and therefore pro forma financial data and related disclosures are not included.

The Company acquired loans and deposits with fair values of $1.60 billion and $2.27 billion, respectively, at acquisition date. Under the terms of the agreement, the Company issued 3,298,022 shares of Company common stock plus $34.2 million in cash for all outstanding shares of FMBC capital stock for total merger consideration of $252.4 million based on the Company’s closing stock price of $66.15. As of June 30, 2014, the Company recognized $214.6 million in goodwill. Goodwill recognized does not include subsequent fair value adjustments that are still being finalized. Goodwill is calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of identifiable assets acquired, none of which is expected to be deductible for tax purposes. As of June 30, 2014, management had not assessed the value of the F&M core deposit intangibles. For the six months ended June 30, 2014, the Company incurred approximately $2.0 million of pre-tax merger related expenses related to the F&M acquisition.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

(UNAUDITED)

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

The Company acquired loans and deposits with fair values of $1.58 billion and $2.25 billion, respectively, at acquisition date. Under the terms of the acquisition agreement, the Company issued 5,570,667 shares of Company common stock plus $91.3 million in cash for all outstanding shares of FVNB Corp. capital stock for total merger consideration of $439.1 million based on the Company’s closing stock price of $62.45. As of June 30, 2014, the Company recognized $331.1 million in goodwill. Goodwill recognized does not include subsequent fair value adjustments that are still being finalized. Goodwill is calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of identifiable assets acquired, none of which is expected to be deductible for tax purposes. Additionally, the Company recognized $18.4 million of core deposit intangibles. For the six months ended June 30, 2014, the Company incurred approximately $12 thousand of pre-tax merger related expenses in connection with the FVNB acquisition.

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

The Company acquired loans and deposits with fair values of $800.2 million and $1.12 billion, respectively, at acquisition date. Under the terms of the acquisition agreement, the Company issued 3,258,718 shares of Company common stock plus $60.0 million in cash for all outstanding shares of Coppermark Bancshares, Inc. capital stock, for total merger consideration of $214.4 million based on the Company’s closing stock price of $47.39. As of June 30, 2014, the Company recognized goodwill of $117.7 million, after a $109 thousand measurement period adjustment recording during the first quarter of 2014. Additionally, the Company recognized $1.5 million of core deposit intangibles.

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

The Company acquired loans and deposits with fair values of $122.1 million and $112.4 million, respectively, at acquisition date. Under the terms of the acquisition agreement, the Company issued 530,940 shares of Company common stock for all outstanding shares of East Texas Financial Services capital stock, for total merger consideration of $22.3 million based on the Company’s closing stock price of $42.00. The Company recognized goodwill of $15.0 million.

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

OVERVIEW

The Company, a Texas corporation, was formed in 1983 to acquire the former Allied First Bank in Edna, Texas which was chartered in 1949 as The First National Bank of Edna and is now known as Prosperity Bank. The Company is a registered financial holding company that derives substantially all of its revenues and income from the operation of its bank subsidiary, Prosperity Bank® (“Prosperity Bank®” or the “Bank”). The Bank provides a wide array of financial products and services to small and medium-sized businesses and consumers. As of June 30, 2014, the Bank operated 247 full-service banking locations; with 63 in the Houston area, including The Woodlands; 30 in the South Texas area including Corpus Christi and Victoria; 37 in the Dallas/Fort Worth area; 22 in the East Texas area; 30 in the Central Texas area including Austin and San Antonio; 34 in the West Texas area including Lubbock, Midland-Odessa and Abilene; 16 in the Bryan/College Station area, 6 in the Central Oklahoma area and 9 in the Tulsa, Oklahoma area. The Company’s headquarters are located at Prosperity Bank Plaza, 4295 San Felipe in Houston, Texas and its telephone number is (713) 693-9300. The Company’s website address is www.prosperitybankusa.com. Information contained on the Company’s website is not incorporated by reference into this quarterly report on Form 10-Q and is not part of this or any other report.

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

Three principal components of the Company’s growth strategy are internal growth, stringent cost control practices and acquisitions, including strategic merger transactions. The Company focuses on continuous internal growth. Each banking center is operated as a separate profit center, maintaining separate data with respect to its net interest income, efficiency ratio, deposit growth, loan growth and overall profitability. Banking center presidents and managers are accountable for performance in these areas and compensated accordingly. The Company also focuses on maintaining stringent cost control practices and policies. The Company has centralized many of its critical operations, such as data processing and loan processing. Management believes that this centralized infrastructure can accommodate substantial additional growth while enabling the Company to minimize operational costs through certain economies of scale. During 2013, the Company completed three acquisitions including East Texas Financial Services Inc., Coppermark Bancshares, Inc. and FVNB Corp. During 2014, the Company completed the acquisition of F&M Bancorporation Inc.

Total assets were $21.25 billion at June 30, 2014 compared with $18.64 billion at December 31, 2013, an increase of $2.61 billion or 14.0%. Total loans were $9.31 billion at June 30, 2014 compared with $7.78 billion at December 31, 2013, an increase of $1.53 billion or 19.7%. Total deposits were $17.28 billion at June 30, 2014 compared with $15.29 billion at December 31, 2013, an increase of $1.99 billion or 13.0%. Total shareholders’ equity was $3.12 billion at June 30, 2014 compared with $2.79 billion at December 31, 2013, an increase of $333.8 million or 12.0%.

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

The Company had no intangible assets with indefinite useful lives at June 30, 2014. Other identifiable intangible assets that are subject to amortization are amortized on an accelerated basis over the years expected to be benefited, which the Company believes is between eight and fifteen years. These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value to carrying value. Based on the Company’s annual goodwill impairment test as of September 30, 2013, management does not believe any of its goodwill is impaired as of June 30, 2014 because the fair value of the Company’s equity substantially exceeded its carrying value. While the Company believes no impairment existed at June 30, 2014, under accounting standards applicable at that date, different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation and financial condition or future results of operations.

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

RECENT ACQUISITIONS

Acquisition of East Texas Financial Services, Inc. – On January 1, 2013, the Company completed the acquisition of East Texas Financial Services, Inc. (OTC BB: FFBT) and its wholly-owned subsidiary, First Federal Bank Texas. East Texas Financial Services operated 4 banking offices in the Tyler MSA, including three locations in Tyler, Texas and one location in Gilmer, Texas. As of December 31, 2012, East Texas Financial Services reported at book value, on a consolidated basis, total assets of $165.0 million, total loans of $129.3 million and total deposits of $112.3 million.

Acquisition of Coppermark Bancshares, Inc. – On April 1, 2013, the Company completed the acquisition of Coppermark Bancshares, Inc. and its wholly-owned subsidiary, Coppermark Bank (collectively “Coppermark”) headquartered in Oklahoma City, Oklahoma. Coppermark operated 9 full-service banking offices: 6 in Oklahoma City, Oklahoma and surrounding areas and 3 in the Dallas, Texas area. As of March 31, 2013, Coppermark reported at book value, on a consolidated basis, total assets of $1.25 billion, total loans of $847.6 million and total deposits of $1.11 billion.

Acquisition of FVNB Corp. – On November 1, 2013, the Company completed the acquisition of FVNB Corp. and its wholly owned subsidiary, First Victoria National Bank (collectively, “FVNB”) headquartered in Victoria, Texas. FVNB operated 33 banking locations; 4 in Victoria, Texas; 7 in the South Texas area including Corpus Christi; 6 in the Bryan/College Station area; 5 in the Central Texas area including New Braunfels; and 11 in the Houston area including The Woodlands. As of September 30, 2013, FVNB reported at book value, on a consolidated basis, total assets of $2.47 billion, total loans of $1.65 billion and total deposits of $2.20 billion.

Acquisition of F&M Bancorporation Inc. – On April 1, 2014, the Company completed the acquisition of F&M Bancorporation Inc. (“FMBC”) and its wholly-owned subsidiary The F&M Bank & Trust Company (“F&M”) headquartered in Tulsa, Oklahoma. F&M operated 13 banking offices: 9 in Tulsa, Oklahoma and surrounding areas; 3 in Dallas, Texas and 1 loan production office in Oklahoma City, Oklahoma. As of March 31, 2014, FMBC, reported at book value, on a consolidated basis,  total assets of $2.41 billion, total loans of $1.74 billion and total deposits of $2.27 billion.

RESULTS OF OPERATIONS

Net income available to common shareholders was $75.5 million ($1.08 per common share on a diluted basis) for the quarter ended June 30, 2014 compared with $53.8 million ($0.89 per common share on a diluted basis) for the quarter ended June 30, 2013, an increase in net income of $21.7 million or 40.2%. The Company posted returns on average common equity of 9.75% and 9.27%, returns on average assets of 1.42% and 1.33% and efficiency ratios of 42.90% and 42.51% for the quarters ended June 30, 2014 and 2013, respectively. The efficiency ratio is calculated by dividing total non-interest expense, excluding credit loss provisions, by net interest income plus non-interest income, excluding net gains and losses on the sale of securities and assets. Additionally, taxes are not part of this calculation.

For the six months ended June 30, 2014, net income available to common shareholders was $142.6 million ($2.10 per common share on a diluted basis) compared with $103.1 million ($1.76 per common share on a diluted basis) for the same period in 2013, an increase in net income of $39.5 million or 38.3%. The Company posted returns on average common equity of 9.72% and 9.25%, returns on average assets of 1.43% and 1.33% and efficiency ratios of 42.51% and 42.46% for the six months ended June 30, 2014 and 2013, respectively.

Net Interest Income

The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.”

Net interest income before the provision for credit losses was $174.1 million for the quarter ended June 30, 2014 compared with $118.7 million for the quarter ended June 30, 2013, an increase of $55.3 million, or 46.6%. The increase in net interest income was primarily due to the acquisition of F&M and an increase in average interest-earning assets of $4.34 billion, or 30.7%, for the quarter ended June 30, 2014 compared with the quarter ended June 30, 2013, and a decrease in the average rate paid on interest-bearing liabilities of 2 basis points from 0.40% for the quarter ended June 30, 2013 compared with 0.38% for the quarter ended June 30, 2014. Interest income on loans was $138.7 million for the quarter ended June 30, 2014, an increase of $48.8 million, or 54.3%, compared with the second quarter of 2013 due in part to an increase in average loans outstanding of $3.35 billion. Additionally, during the second quarters of 2014 and 2013, interest income on loans benefitted from purchase accounting loan discount accretion of $25.4 million and $12.0 million, respectively, which partially offset the decrease in interest rates on the loan portfolio. The Company had $224.1 million of total outstanding discounts on purchased loans, of which $138.0 million was accretable at June 30, 2014. Interest income on securities was $47.7 million during the second quarter of 2014, an increase of $8.3 million, or 21.0%, compared to the second quarter of 2013 due, in part, to an increase in average securities of $784.2 million. Interest income on securities was also impacted by $1.6 million of securities amortization purchase accounting adjustments during the second quarter of 2014. Average interest-bearing liabilities increased $2.64 billion for the quarter ended June 30, 2014 compared to the same period in 2013. The net interest margin on a tax equivalent basis increased 40 basis points from 3.43% for the quarter ended June 30, 2013 to 3.83% for the quarter ended June 30, 2014. The impact of the purchase accounting adjustments on the tax equivalent net interest margin was an increase of 52 basis points for the quarter ended June 30, 2014.

Net interest income before the provision for credit losses increased $90.9 million, or 40.1%, to $317.7 million for the six months ended June 30, 2014 compared with $226.8 million for the same period in 2013. During the six months ended June 30, 2014 and 2013, interest income on loans benefitted from purchase accounting loan discount accretion of $38.8 million and $26.3 million, respectively. The increase in net interest income was primarily attributable to higher average interest-earning assets as a result of the acquisitions over the past year. The average volume of interest-earning assets increased $3.81 billion for the six months ended June 30, 2014 compared with the same period in 2013. The net interest margin on a tax equivalent basis increased to 3.73% for the six months ended June 30, 2014 compared with 3.43% for the same period in 2013. The impact on the net interest margin of the purchase accounting accretion was an increase of 41 basis points.

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

	Three Months Ended June 30,
	2014			2013
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/Rate (4)	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/Rate (4)
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans	$9,468,136	$138,655	5.87%	$6,114,598	$89,842	5.89%
Investment securities	8,748,322	47,670	2.19%	7,964,157	39,384	1.98%
Federal funds sold and other earning assets	234,302	178	0.30%	35,113	76	0.87%
Total interest-earning assets	18,450,760	$186,503	4.05%	14,113,868	$129,302	3.67%
Allowance for credit losses	(72,587)			(57,754)
Noninterest-earning assets	2,939,375			2,114,816
Total assets	$21,317,548			$16,170,930

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$3,568,475	$2,272	0.26%	$2,580,750	$2,100	0.33%
Savings and money market deposits	5,479,978	3,550	0.26%	4,261,466	3,172	0.30%
Certificates and other time deposits	3,379,819	5,096	0.60%	2,543,895	3,898	0.61%
Securities sold under repurchase agreements	382,692	254	0.27%	471,430	312	0.27%
Junior subordinated debentures	167,531	1,087	2.60%	85,055	606	2.86%
Other borrowings	140,906	189	0.54%	541,034	472	0.35%
Total interest-bearing liabilities	13,119,401	12,448	0.38%	10,483,630	10,560	0.40%
Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	4,735,575			3,295,211
Other liabilities	365,169			69,741
Total liabilities	18,220,145			13,848,582
Shareholders' equity	3,097,403			2,322,348
Total liabilities and shareholders' equity	$21,317,548			$16,170,930

Net interest rate spread			3.67%			3.27%

Net interest income and margin (1) (2)		$174,055	3.78%		$118,742	3.37%

Net interest income and margin (tax equivalent) (3)		$176,138	3.83%		$120,805	3.43%

(1)	Yield is based on amortized cost and does not include any component of unrealized gains or losses.
(2)	The net interest margin is equal to net interest income divided by average interest-earning assets.
(3)

In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35%.

(4)	Annualized and based on an actual/365 day basis for the three months ended June 30, 2014 and 2013.

	Six Months Ended June 30,
	2014			2013
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/Rate (4)	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/Rate (4)
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans	$8,616,796	$245,799	5.75%	$5,691,541	$171,306	6.07%
Investment securities	8,608,411	94,726	2.22%	7,860,438	75,932	1.95%
Federal funds sold and other earning assets	168,368	226	0.27%	34,954	95	0.55%
Total interest-earning assets	17,393,575	$340,751	3.95%	13,586,933	$247,333	3.67%
Allowance for credit losses	(69,919)			(55,513)
Noninterest-earning assets	2,746,112			1,982,871
Total assets	$20,069,768			$15,514,291

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$3,561,460	$4,404	0.25%	$2,619,902	$4,309	0.33%
Savings and money market deposits	5,237,557	6,705	0.26%	4,027,242	6,001	0.30%
Certificates and other time deposits	3,099,815	9,196	0.60%	2,457,676	7,550	0.62%
Securities sold under repurchase agreements	365,316	491	0.27%	460,049	604	0.26%
Junior subordinated debentures	145,881	1,862	2.57%	85,055	1,211	2.87%
Other borrowings	96,666	347	0.72%	450,082	834	0.37%
Total interest-bearing liabilities	12,506,695	23,005	0.37%	10,100,006	20,509	0.41%
Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	4,378,471			3,118,400
Other liabilities	224,497			66,251
Total liabilities	17,109,663			13,284,657
Shareholders' equity	2,960,105			2,229,634
Total liabilities and shareholders' equity	$20,069,768			$15,514,291

Net interest rate spread			3.58%			3.26%

Net interest income and margin (1) (2)		$317,746	3.68%		$226,824	3.37%

Net interest income and margin (tax equivalent) (3)		$321,881	3.73%		$231,013	3.43%

(1)	Yield is based on amortized cost and does not include any component of unrealized gains or losses.
(2)	The net interest margin is equal to net interest income divided by average interest-earning assets.
(3)

In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35%.

(4)	Annualized and based on an actual/365 day basis for the six months ended June 30, 2014 and 2013.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2014 vs. 2013			2014 vs. 2013
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-Earning assets:
Loans (1)	$49,274	$(461)	$48,813	$88,045	$(13,552)	$74,493
Investment securities (1)	3,878	4,408	8,286	7,225	11,569	18,794
Federal funds sold and other earning assets	431	(329)	102	363	(232)	131
Total increase (decrease) in interest income	53,583	3,618	57,201	95,633	(2,215)	93,418

Interest-Bearing liabilities:
Interest-bearing demand deposits	804	(632)	172	1,549	(1,454)	95
Savings and money market deposits	907	(529)	378	1,803	(1,099)	704
Certificates and other time deposits (1)	1,281	(83)	1,198	1,973	(327)	1,646
Securities sold under repurchase agreements	(59)	1	(58)	(124)	11	(113)
Junior subordinated debentures	588	(107)	481	866	(215)	651
Other borrowings	(349)	66	(283)	(655)	168	(487)
Total increase (decrease) in interest expense	3,172	(1,284)	1,888	5,412	(2,916)	2,496
Increase in net interest income	$50,411	$4,902	$55,313	$90,221	$701	$90,922

(1)	Includes impact of purchase accounting adjustments.

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

The Company recorded a $6.3 million provision for credit losses for the quarter ended June 30, 2014 and a $2.6 million provision for the quarter ended June 30, 2013. Net charge-offs were $155 thousand for the quarter ended June 30, 2014 compared with net charge-offs of $1.4 million for the quarter ended June 30, 2013. The Company made a $6.9 million provision for credit losses for the six months ended June 30, 2014 and a $5.4 million provision for the six months ended June 30, 2013. Net charge-offs were $941 thousand for the six months ended June 30, 2014 compared with $1.7 million for the six months ended June 30, 2013.

Noninterest Income

The Company’s primary sources of recurring noninterest income are NSF fees, debit and ATM card income and service charges on deposit accounts. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method. Noninterest income totaled $34.0 million for the three months ended June 30, 2014 compared with $25.3 million for the same period in 2013, an increase of $8.7 million or 34.5%. This increase was primarily due to an increase in fees and service charges as a result of the additional accounts acquired from F&M and FVNB. Trust and brokerage income increased as a result of the additional accounts acquired through the acquisition of FVNB in 2013. These increases were partially offset by a decrease in debit card income as a result of the Durbin Amendment that became effective on July 1, 2013. As a result of this legislation, the Federal Reserve imposed limits on the amount of interchange, or swipe, fees that can be collected for financial institutions that have assets of $10 billion or more. The rule provides that the maximum permissible interchange fee for an electronic debit transaction is limited to $0.24.  The fee is calculated as the sum of $0.21 per transaction and 5 basis points multiplied by the value of the transaction. If the card issuer develops and implements certain fraud protection policies and procedures, it may increase its debit card interchange fee up to an additional one cent. Noninterest income totaled $62.6 million for the six months ended June 30, 2014 compared with $48.7 million for the same period in 2013, an increase of $13.9 million or 28.5%. This increase was primarily due to the effects of the additional accounts acquired in the acquisitions of Coppermark, FVNB and F&M completed in 2013 and 2014. In addition, gain on the sale of assets increased $4.8 million during the six months ended June 30, 2014 compared with the same period in 2013, primarily due to a $2.2 million gain that was recorded during the first quarter of 2014 on the sale of the agent bank credit card and agent bank merchant processing business of Bankers Credit Card Services, Inc., a subsidiary acquired as part of the acquisition of Coppermark.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Nonsufficient funds (NSF) fees	$9,099	$8,346	$17,969	$16,855
Credit card, debit card and ATM card income	5,532	7,007	10,256	13,494
Service charges on deposit accounts	4,823	3,304	8,860	6,235
Trust income	2,044	896	3,844	1,913
Mortgage income	1,208	1,567	1,801	2,558
Brokerage income	1,401	263	2,670	566
Bank owned life insurance income	1,365	932	2,393	1,708
Net gain (loss) on sale of assets	1,301	(180)	4,611	(179)
Net gain on sale of other real estate	1,404	237	1,344	132
Other	5,824	2,902	8,857	5,433
Total noninterest income	$34,001	$25,274	$62,605	$48,715

Noninterest Expense

Noninterest expense totaled $88.7 million for the quarter ended June 30, 2014 compared with $61.3 million for the quarter ended June 30, 2013, an increase of $27.4 million or 44.7%. Noninterest expense totaled $159.7 million for the six months ended June 30, 2014 compared with $117.1 million for the six months ended June 30, 2013, an increase of $42.7 million or 36.4%. Both increases were due to the increases in salaries and employee benefits and general and administrative expenses related to the recent acquisitions. The Company also incurred one-time pre-tax merger related expenses of $2.0 million and $2.7 million for the three months and six months ended June 30, 2014, respectively. The merger related expenses are reflected on the Company’s income statement for the applicable periods and are reported primarily in the categories of salaries and benefits, data processing and professional fees.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Salaries and employee benefits (1)	$54,126	$37,517	$97,534	$70,726
Non-staff expenses:
Net occupancy and equipment	5,996	4,669	11,335	8,947
Debit card, data processing and software amortization	4,009	3,249	7,193	5,819
Regulatory assessments and FDIC insurance	3,886	2,579	6,612	4,974
Core deposit intangibles amortization	2,630	1,341	4,675	3,096
Depreciation	3,522	2,464	6,723	4,842
Communications (2)	2,919	2,410	5,656	4,606
Other real estate expense	188	237	584	460
Professional fees	1,818	815	2,782	1,744
Printing and supplies	593	345	1,136	1,021
Other	9,009	5,674	15,500	10,832
Total noninterest expense	$88,696	$61,300	$159,730	$117,067

(1)

Includes stock based compensation expense of $2.5 million and $908 thousand for the three months ended June 30, 2014 and 2013, respectively, and $3.7 million and $2.1 million for the six months ended June 30, 2014 and 2013, respectively.

(2)	Communications expense includes telephone, data circuits, postage and courier expenses.

 Income Taxes

Income tax expense increased $11.2 million, or 42.6%, to $37.5 million for the quarter ended June 30, 2014 compared with $26.3 million for the same period in 2013. For the six months ended June 30, 2014, income tax expense totaled $71.1 million, an increase of $21.1 million, or 42.2%, compared with $50.0 million for the same period in 2013. The increases were primarily attributable to higher pretax net earnings for the three and six months ended June 30, 2014 compared with the same periods in 2013. The Company’s effective tax rate for the three months ended June 30, 2014 and 2013 was 33.2% and 32.8%, respectively. The Company’s effective tax rate for the six months ended June 30, 2014 and 2013 was 33.2% and 32.6%, respectively.

FINANCIAL CONDITION

Loan Portfolio

Total loans were $9.31 billion at June 30, 2014, an increase of $1.53 billion, or 19.7%, compared with $7.78 billion at December 31, 2013. Average outstanding loans at June 30, 2014 represented 51.3% of average earning assets for the quarter ended June 30, 2014.

The following table summarizes the Company’s loan portfolio by type of loan as of the dates indicated:

	June 30,	December 31,
	2014	2013
	(Dollars in thousands)
Residential mortgage loans held for sale	$8,408	$2,210

Commercial and industrial	2,144,027	1,279,777
Real estate:
Construction, land development and other land loans	1,005,099	865,511
1-4 family residential (including home equity)	2,413,152	2,129,510
Commercial real estate (including multi-family residential)	3,027,945	2,753,797
Farmland	346,917	332,648
Agriculture	195,443	198,610
Consumer and other (net of unearned discount)	167,171	213,158
Total loans held for investment	9,299,754	7,773,011
Total	$9,308,162	$7,775,221

Nonperforming Assets

The Company had $28.5 million in nonperforming assets at June 30, 2014 and $22.5 million in nonperforming assets at December 31, 2013, an increase of $6.0 million or 26.7%. The ratio of nonperforming assets to loans and other real estate was 0.31% at June 30, 2014 compared with 0.29% at December 31, 2013.

The Company generally places a loan on nonaccrual status and ceases accruing interest when the payment of principal or interest is delinquent for 90 days, or earlier in some cases, unless the loan is in the process of collection and the underlying collateral fully supports the carrying value of the loan.

The following table presents information regarding past due loans and nonperforming assets as of the dates indicated:

	June 30,	December 31,
	2014	2013
	(Dollars in thousands)

Nonaccrual loans	$23,082	$10,231
Accruing loans 90 or more days past due	335	4,947
Total nonperforming loans	23,417	15,178
Repossessed assets	11	27
Other real estate	5,093	7,299
Total nonperforming assets	$28,521	$22,504

Nonperforming assets to total loans and other real estate	0.31%	0.29%

Allowance for Credit Losses

Management actively monitors the Company’s asset quality and provides specific loss allowances when necessary. The allowance for credit losses is a reserve established through charges to earnings in the form of a provision for credit losses. Loans are charged-off against the allowance for credit losses when appropriate. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. As of June 30, 2014, the allowance for credit losses amounted to $73.3 million, or 0.79%, of total loans compared with $67.3 million, or 0.87%, of total loans at December 31, 2013.

The following table presents, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

	As of and for the Six Months Ended
	June 30, 2014	June 30, 2013
	(Dollars in thousands)

Average loans outstanding	$8,616,796	$5,691,541

Gross loans outstanding at end of period	$9,308,162	$6,172,483

Allowance for credit losses at beginning of period	$67,282	$52,564
Provision for credit losses	6,925	5,350
Charge-offs:
Commercial and industrial	(202)	(413)
Real estate and agriculture	(960)	(1,327)
Consumer and other	(1,924)	(1,192)
Recoveries:
Commercial and industrial	185	206
Real estate and agriculture	1,184	372
Consumer and other	776	616
Net charge-offs	(941)	(1,738)
Allowance for credit losses at end of period	$73,266	$56,176

Ratio of allowance to end of period loans	0.79%	0.91%
Ratio of net charge-offs to average loans (annualized)	0.02%	0.06%
Ratio of allowance to end of period nonperforming loans	312.9%	1215.9%

Securities

The carrying cost of securities totaled $8.85 billion at June 30, 2014 compared with $8.22 billion at December 31, 2013, an increase of $626.8 million or 7.6%. At June 30, 2014, securities represented 41.7% of total assets compared with 44.1% of total assets at December 31, 2013.

The amortized cost and fair value of investment securities were as follows:

	June 30, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$21,979	$441	$-	$22,420
Collateralized mortgage obligations	37,784	104	(46)	37,842
Mortgage-backed securities	92,698	6,145	(18)	98,825
Other securities	12,589	109	(29)	12,669
Total	$165,050	$6,799	$(93)	$171,756

Held to Maturity
U.S. Treasury securities and obligations of U.S. Government sponsored entities	$63,005	$232	$(118)	$63,119
States and political subdivisions	420,592	5,617	(1,408)	424,801
Corporate debt securities	504	2	-	506
Collateralized mortgage obligations	34,717	504	(34)	35,187
Mortgage-backed securities	8,160,661	98,700	(90,672)	8,168,689
Total	$8,679,479	$105,055	$(92,232)	$8,692,302

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$28,578	$797	$-	$29,375
Collateralized mortgage obligations	483	7	(1)	489
Mortgage-backed securities	108,316	6,843	(22)	115,137
Other securities	12,589	14	(126)	12,477
Total	$149,966	$7,661	$(149)	$157,478

Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$62,931	$46	$(935)	$62,042
States and political subdivisions	439,235	4,317	(2,207)	441,345
Corporate debt securities	513	5	-	518
Collateralized mortgage obligations	50,034	1,017	(58)	50,993
Mortgage-backed securities	7,514,257	84,166	(165,979)	7,432,444
Total	$8,066,970	$89,551	$(169,179)	$7,987,342

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

As of June 30, 2014, the Company does not intend to sell any debt securities and management believes that the Company more likely than not will not be required to sell any debt securities before their anticipated recovery, at which time the Company will receive full value for the securities. Furthermore, as of June 30, 2014, management does not have the intent to sell any of its securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of June 30, 2014, management believes any impairment in the Company’s securities is temporary, and therefore no impairment loss has been realized in the Company’s consolidated statements of income.

Deposits

Total deposits were $17.28 billion at June 30, 2014 compared with $15.29 billion at December 31, 2013, an increase of $1.99 billion or 13.0%. At June 30, 2014, noninterest-bearing deposits totaled $4.92 billion compared with $4.11 billion at December 31, 2013, an increase of $812.6 million or 19.8%. Interest-bearing deposits totaled $12.36 billion at June 30, 2014 compared with $11.18 billion, an increase of $1.18 billion or 10.5%.

Average deposits for the six months ended were $16.28 billion as of June 30, 2014 an increase of $4.05 billion, or 33.2%, compared with $12.22 billion as of June 30, 2013. Deposit growth was impacted by the acquisitions of Coppermark, FVNB and F&M. Deposits for these acquisitions totaled $1.12 billion, $2.25 billion and $2.27 billion, respectively, at acquisition date. The ratio of average interest-bearing deposits to total average deposits was 73.1% during the six months of 2014 compared to 74.5% during the first six months of 2013.

The following table summarizes the daily average balances and weighted average rates paid on deposits for the periods indicated below:

	Six Months Ended June 30,
	2014		2013
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Interest-bearing demand deposits	$3,561,460	0.25%	$2,619,902	0.33%
Regular savings	1,638,139	0.20%	1,338,718	0.21%
Money market savings	3,599,418	0.28%	2,688,524	0.35%
Certificates and other time deposits	3,099,815	0.60%	2,457,676	0.62%
Total interest-bearing deposits	11,898,832	0.34%	9,104,820	0.41%
Noninterest-bearing deposits	4,378,471		3,118,400
Total deposits	$16,277,303	0.25%	$12,223,220	0.29%

Other Borrowings

The following table presents the Company’s borrowings as of the dates indicated:

	June 30,	December 31,
	2014	2013
	(Dollars in thousands)
FHLB advances	$190,000	$-
FHLB long-term notes payable	10,210	10,689
Total other borrowings	200,210	10,689
Securities sold under repurchase agreements	388,342	364,357
Total	$588,552	$375,046

FHLB advances and long-term notes payable—The Company has an available line of credit with the FHLB of Dallas, which allows the Company to borrow on a collateralized basis. FHLB advances are considered short-term, overnight borrowings and are used to manage liquidity as needed. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At June 30, 2014, the Company had total funds of $5.17 billion available under this agreement, of which $200.2 million was outstanding. Short-term overnight FHLB advances of $190.0 million were outstanding at June 30, 2014, at a weighted average rate of 0.16%. Long-term notes payable were $10.2 million at June 30, 2014, with a weighted average rate of 5.30%. The maturity dates on the FHLB notes payable range from the years 2014 to 2028 and have interest rates ranging from 4.23% to 6.10%.

Securities sold under repurchase agreements— At June 30, 2014, the Company had $388.3 million in securities sold under repurchase agreements compared with $364.4 million at December 31, 2013, a decrease of $23.9 million or 6.6%. Repurchase agreements with banking customers are generally settled on the following business day. Approximately $60.0 million of the repurchase agreements outstanding at June 30, 2014 have maturity dates ranging from 3 to 24 months. All securities sold under agreements to repurchase are collateralized by certain pledged securities.

Junior Subordinated Debentures

At June 30, 2014 and December 31, 2013, the Company had outstanding $167.5 million in junior subordinated debentures issued to the Company’s unconsolidated subsidiary trusts. On April 1, 2014, the Company acquired FMBC and assumed the obligations related to the junior subordinated debentures issued to F&M Bancorporation Statutory Trust I, F&M Bancorporation Statutory Trust II and F&M Bancorporation Statutory Trust III.

A summary of pertinent information related to the Company’s twelve issues of junior subordinated debentures outstanding at June 30, 2014 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate (1)	Junior Subordinated Debt Owed to Trusts	Maturity Date (2)
(Dollars in thousands)
Prosperity Statutory Trust II	July 31, 2001	$15,000	3 month LIBOR + 3.58%, not to exceed 12.50%	$15,464	July 31, 2031
Prosperity Statutory Trust III	August 15, 2003	12,500	3 month LIBOR + 3.00%	12,887	September 17, 2033
Prosperity Statutory Trust IV	December 30, 2003	12,500	3 month LIBOR + 2.85%	12,887	December 30, 2033
SNB Capital Trust IV	September 25, 2003	10,000	3 month LIBOR + 3.00%	10,310	September 25, 2033
TXUI Statutory Trust II	December 19, 2003	5,000	3 month LIBOR + 2.85%	5,155	December 19, 2033
TXUI Statutory Trust III	November 30, 2005	15,500	3 month LIBOR + 1.39%	15,980	December 15, 2035
TXUI Statutory Trust IV	March 31, 2006	12,000	3 month LIBOR + 1.39%	12,372	June 30, 2036
FVNB Capital Trust II	June 14, 2005	18,000	3 month LIBOR + 1.68%	18,557	June 15, 2035
FVNB Capital Trust III	June 23, 2006	20,000	3 month LIBOR + 1.60%	20,619	July 7, 2036
F&M Bancorporation Statutory Trust I	March 26, 2003	15,000	3 month LIBOR + 3.15%	15,464	March 26, 2033
F&M Bancorporation Statutory Trust II	March 17, 2004	12,000	3 month LIBOR + 2.79%	12,372	March 17, 2034
F&M Bancorporation Statutory Trust III	December 15, 2005	15,000	3 month LIBOR + 1.80%	15,464	December 15, 2035
				$167,531

(1)	The 3-month LIBOR in effect as of June 30, 2014 was 0.231%.
(2)	All debentures are callable five years from issuance date.

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

As of June 30, 2014, the Company had outstanding $2.11 billion in commitments to extend credit and $110.7 million in commitments associated with outstanding standby letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

The Company has no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of June 30, 2014, the Company had cash and cash equivalents of $513.5 million compared with $381.4 million at December 31, 2013, an increase of $132.1 million. The increase was primarily due to proceeds from the maturities and repayments of securities of $2.87 billion, net cash and cash equivalents acquired in the purchase of F&M of $487.6 million, net proceeds from short-term borrowings of $190.0 million, net earnings of $142.6 million and a decrease in loans held for investment of $109.5 million partially offset by purchases of securities of $3.45 billion, a decrease in deposits of $276.1 million and dividends paid of $32.6 million.

Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of June 30, 2014 (other than deposit obligations). The payments do not include pre-payment options that may be available to the Company. The Company’s future cash payments associated with its contractual obligations pursuant to its junior subordinated debentures, FHLB borrowings and operating leases as of June 30, 2014 are summarized below. Payments for junior subordinated debentures include interest of $83.2 million that will be paid over the future periods. The future interest payments were calculated using the current rate in effect at June 30, 2014. The current principal balance of the junior subordinated debentures at June 30, 2014 was $167.5 million. Payments for FHLB borrowings include interest of $2.1 million that will be paid over the future periods. Payments related to leases are based on actual payments specified in underlying contracts.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Junior subordinated debentures	$2,084	$8,335	$8,334	$231,952	$250,705
Federal Home Loan Bank notes payable	190,822	3,456	5,665	2,337	202,280
Operating leases	3,698	10,661	4,676	7,779	26,814
Total	$196,604	$22,452	$18,675	$242,068	$479,799

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

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit as of June 30, 2014 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$53,468	$55,713	$155	$1,324	$110,660
Commitments to extend credit	595,548	903,606	152,906	456,593	2,108,653
Total	$649,016	$959,319	$153,061	$457,917	$2,219,313

Capital Resources

Total shareholders’ equity was $3.12 billion at June 30, 2014 compared with $2.79 billion at December 31, 2013, an increase of $333.8 million or 12.0%. The increase was due primarily to net earnings of $142.6 million, the issuance of common stock in connection with the acquisition of FMBC of $218.2 million, and the issuance of common stock in connection with the exercise of stock options and restricted stock awards of $2.4 million which was partially offset by dividends paid of $32.6 million and stock based compensation expenses of $3.7 million for the six months ended June 30, 2014.

Both the Board of Governors of the Federal Reserve System with respect to the Company, and the Federal Deposit Insurance Corporation (“FDIC”) with respect to the Bank, have established certain minimum risk-based capital standards that apply to bank holding companies and federally insured banks. The following table sets forth the Company’s total risk-based capital, Tier 1 risk-based capital and Tier 1 to average assets (leverage) ratios as of June 30, 2014:

Consolidated Capital Ratios
Total capital (to risk weighted assets)	13.18%
Tier 1 capital (to risk weighted assets)	12.50%
Tier 1 capital (to average assets)	6.98%

As of June 30, 2014, the Bank’s risk-based capital ratios were above the levels required for the Bank to be designated as “well capitalized” by the FDIC. To be designated as “well capitalized”, the minimum ratio requirements for the Bank’s total risk-based capital, Tier 1 risk-based capital, and Tier 1 to average assets (leverage) capital ratios must be 10.0%, 6.0% and 5.0%, respectively. The following table sets forth the Bank’s total risk-based capital, Tier 1 risk-based capital and Tier 1 to average assets (leverage) ratios as of June 30, 2014:

Bank Capital Ratios
Total capital (to risk weighted assets)	12.96%
Tier 1 capital (to risk weighted assets)	12.28%
Tier 1 capital (to average assets)	6.86%

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company manages market risk, which for the Company is primarily interest rate risk, through its Asset Liability Committee which is composed of senior officers of the Company, in accordance with policies approved by the Company’s Board of Directors.

The Company uses simulation analysis to examine the potential effects of market changes on net interest income and market value. The Company considers macroeconomic variables, Company strategy, liquidity and other factors as it quantifies market risk. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Interest Rate Sensitivity and Liquidity” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 28, 2014, for further discussion.

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

3.3		Amended and Restated Bylaws of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 19, 2007)

4.1		Form of certificate representing shares of the Company’s common stock (incorporated by reference to Exhibit 4 to the Registration Statement)

31.1	*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	*	Interactive Financial Data

*	Filed with this Quarterly Report on Form 10-Q.
**	Furnished with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPERITY BANCSHARES, INC. ® (Registrant)

Date: 8/06/14	/S/ DAVID ZALMAN
David Zalman
Chairman and Chief Executive Officer

Date: 8/06/14	/S/ DAVID HOLLAWAY
David Hollaway
Chief Financial Officer