Form 10-Q
period 2014-09-30
PROSPERITY BANCSHARES INC
filed 2014-11-07
CIK 1068851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

As of November 4, 2014, there were 69,769,522 outstanding shares of the registrant’s Common Stock, par value $1.00 per share.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

i

PART I—FINANCIAL INFORMATION

ITEM 1. INTERIM CONSOLIDATED FINANCIAL STATEMENTS

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2014	2013
	(Dollars in thousands, except par value)
ASSETS
Cash and due from banks	$330,952	$380,990
Federal funds sold	484	400
Total cash and cash equivalents	331,436	381,390

Available for sale securities, at fair value	155,216	157,478
Held to maturity securities, at cost (fair value of $8,671,934 and $7,987,342, respectively)	8,690,693	8,066,970
Total securities	8,845,909	8,224,448

Loans held for sale	8,524	2,210
Loans held for investment	9,360,364	7,773,011
Total loans	9,368,888	7,775,221
Less: allowance for credit losses	(77,613)	(67,282)
Loans, net	9,291,275	7,707,939

Accrued interest receivable	50,019	49,246
Goodwill	1,892,255	1,671,520
Core deposit intangibles, net	34,474	42,049
Bank premises and equipment, net	283,011	282,925
Other real estate owned	5,504	7,299
Bank owned life insurance (BOLI)	228,704	160,056
Federal Home Loan Bank of Dallas stock	44,747	24,499
Other assets	109,980	90,657
TOTAL ASSETS	$21,117,314	$18,642,028

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$4,968,867	$4,108,835
Interest-bearing	12,045,160	11,182,436
Total deposits	17,014,027	15,291,271
Other borrowings	289,972	10,689
Securities sold under repurchase agreements	358,053	364,357
Junior subordinated debentures	167,531	124,231
Accrued interest payable	2,569	2,500
Other liabilities	102,212	62,162
Total liabilities	17,934,364	15,855,210

COMMITMENTS AND CONTINGENCIES	-	-
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 20,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $1 par value; 200,000,000 shares authorized; 69,793,335 and 66,085,179 shares issued at September 30, 2014 and December 31, 2013, respectively; 69,756,247 and 66,048,091 shares outstanding at September 30, 2014 and December 31, 2013, respectively	69,793	66,085
Capital surplus	2,022,586	1,798,862
Retained earnings	1,087,437	917,595
Accumulated other comprehensive income—net unrealized gain on available for sale securities, net of tax of $2,015 and $2,630, respectively	3,741	4,883
Less treasury stock, at cost, 37,088 shares	(607)	(607)
Total shareholders’ equity	3,182,950	2,786,818
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$21,117,314	$18,642,028

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$140,521	$94,236	$386,320	$265,542
Securities	46,910	41,961	141,636	117,893
Federal funds sold	35	16	261	111
Total interest income	187,466	136,213	528,217	383,546

INTEREST EXPENSE:
Deposits	10,240	8,314	30,545	26,174
Securities sold under repurchase agreements	245	439	736	1,273
Junior subordinated debentures	1,099	317	2,961	921
Other borrowings	225	610	572	1,821
Total interest expense	11,809	9,680	34,814	30,189

NET INTEREST INCOME	175,657	126,533	493,403	353,357
PROVISION FOR CREDIT LOSSES	5,000	4,025	11,925	9,375
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	170,657	122,508	481,478	343,982
NONINTEREST INCOME:
Nonsufficient funds (NSF) fees	9,734	8,649	27,703	25,504
Credit card, debit card and ATM card income	5,921	4,307	17,103	17,801
Service charges on deposit accounts	4,255	3,169	12,189	9,404
Trust income	2,099	901	5,943	2,814
Mortgage income	1,414	931	3,215	3,489
Brokerage income	1,743	233	4,413	798
Net gain (loss) on sale of assets	23	126	4,634	(53)
Other	4,972	3,238	17,566	10,512
Total noninterest income	30,161	21,554	92,766	70,269
NONINTEREST EXPENSE:
Salaries and employee benefits	52,179	37,135	149,713	107,861
Net occupancy and equipment	6,801	5,094	18,136	14,041
Debit card, data processing and software amortization	4,044	2,756	11,237	8,575
Regulatory assessments and FDIC insurance	4,051	2,516	10,663	7,490
Core deposit intangibles amortization	2,598	1,455	7,273	4,551
Depreciation	3,516	2,679	10,239	7,521
Communications	2,960	2,397	8,616	7,003
Other real estate expense	72	75	656	535
Other	9,289	7,430	28,707	21,027
Total noninterest expense	85,510	61,537	245,240	178,604
INCOME BEFORE INCOME TAXES	115,308	82,525	329,004	235,647
PROVISION FOR INCOME TAXES	38,738	27,247	109,791	77,220
NET INCOME	$76,570	$55,278	$219,213	$158,427

EARNINGS PER SHARE:
Basic	$1.10	$0.92	$3.20	$2.68
Diluted	$1.10	$0.91	$3.19	$2.67

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Dollars in thousands)

Net income	$76,570	$55,278	$219,213	$158,427
Other comprehensive loss, before tax:
Securities available for sale:
Change in unrealized gain during period	(951)	(1,136)	(1,757)	(5,237)
Total other comprehensive loss	(951)	(1,136)	(1,757)	(5,237)
Deferred tax benefit related to other comprehensive loss	333	398	615	1,833
Other comprehensive loss, net of tax	(618)	(738)	(1,142)	(3,404)
Comprehensive income	$75,952	$54,540	$218,071	$155,023

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

					Accumulated
					Other		Total
	Common Stock		Capital	Retained	Comprehensive	Treasury	Shareholders’
	Shares	Amount	Surplus	Earnings	Income	Stock	Equity
	(In thousands, except share and per share data)
BALANCE AT DECEMBER 31, 2012	56,484,234	$56,484	$1,274,290	$750,236	$8,986	$(607)	$2,089,389
Net income				158,427			158,427
Other comprehensive loss					(3,404)		(3,404)
Common stock issued in connection with the exercise of stock options and restricted stock awards	146,088	146	2,893				3,039
Common stock issued in connection with the acquisition of East Texas Financial Services, Inc.	530,940	531	21,769				22,300
Common stock issued in connection with the acquisition of Coppermark Bancshares, Inc.	3,258,718	3,259	151,172				154,431
Stock based compensation expense			3,139				3,139
Cash dividends declared, $0.65 per share				(38,209)			(38,209)
BALANCE AT SEPTEMBER 30, 2013	60,419,980	$60,420	$1,453,263	$870,454	$5,582	$(607)	$2,389,112

BALANCE AT DECEMBER 31, 2013	66,085,179	$66,085	$1,798,862	$917,595	$4,883	$(607)	$2,786,818
Net income				219,213			219,213
Other comprehensive loss					(1,142)		(1,142)
Common stock issued in connection with the exercise of stock options and restricted stock awards	410,134	410	2,925				3,335
Common stock issued in connection with the acquisition of F&M Bancorporation Inc.	3,298,022	3,298	214,866				218,164
Stock based compensation expense			5,933				5,933
Cash dividends declared, $0.72 per share				(49,371)			(49,371)
BALANCE AT SEPTEMBER 30, 2014	69,793,335	$69,793	$2,022,586	$1,087,437	$3,741	$(607)	$3,182,950

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2014	2013
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$219,213	$158,427
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and core deposit intangibles amortization	17,512	12,072
Provision for credit losses	11,925	9,375
Net amortization of premium on investments	38,647	56,825
(Gain) loss on sale of other real estate	(1,315)	785
(Gain) loss on sale of assets	(4,634)	53
Net accretion of discount on loans	(67,285)	(42,744)
Gain on sale of loans	(3,096)	(3,218)
Proceeds from sale of loans held for sale	140,611	146,963
Originations of loans held for sale	(143,829)	(140,715)
Stock based compensation expense	5,933	3,139
(Increase) decrease in accrued interest receivable and other assets	(11,110)	25,058
Increase in accrued interest payable and other liabilities	77,458	22,663
Net cash provided by operating activities	280,030	248,683

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of held to maturity securities	3,521,830	1,814,877
Purchase of held to maturity securities	(4,152,203)	(2,245,685)
Proceeds from maturities and principal paydowns of available for sale securities	3,140,424	2,012,178
Purchase of available for sale securities	(3,099,998)	(1,954,999)
Net decrease (increase) in loans held for investment	75,213	(47,466)
Purchase of bank premises and equipment	(8,864)	(20,937)
Proceeds from sale of bank premises, equipment and other real estate	22,239	11,232
Net cash and cash equivalents acquired in the purchase of East Texas Financial Services, Inc.	-	3,471
Net cash and cash equivalents acquired in the purchase of Coppermark Bancshares, Inc.	-	288,795
Net cash and cash equivalents acquired in the purchase of F&M Bancorporation Inc.	487,599	-
Net cash used in investing activities	(13,760)	(138,534)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	208,924	43,221
Net decrease in interest-bearing deposits	(752,091)	(459,351)
Net proceeds from other short-term borrowings	280,000	349,583
Repayments of other long-term borrowings	(717)	(41,095)
Net increase in securities sold under repurchase agreements	(6,304)	(22,533)
Proceeds from stock option exercises	3,335	3,039
Payments of cash dividends	(49,371)	(38,209)
Net cash used in financing activities	(316,224)	(165,345)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(49,954)	(55,196)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	381,390	326,304
CASH AND CASH EQUIVALENTS, END OF PERIOD	$331,436	$271,108

NONCASH ACTIVITIES:
Stock issued in connection with the East Texas Financial Services, Inc. acquisition	$-	$22,300
Stock issued in connection with the Coppermark Bancshares, Inc. acquisition	-	154,431
Stock issued in connection with the F&M Bancorporation Inc. acquisition	218,164	-
Acquisition of real estate through foreclosure of collateral	5,900	3,044

SUPPLEMENTAL INFORMATION:
Income taxes paid	$77,995	$69,659
Interest paid	34,719	29,673

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(UNAUDITED)

1. BASIS OF PRESENTATION

The interim consolidated financial statements include the accounts of Prosperity Bancshares, Inc.® (the “Company”) and its wholly-owned subsidiary, Prosperity Bank® (the “Bank”). All intercompany transactions and balances have been eliminated.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Operating results for the nine-month period ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014 or any other period.

2. INCOME PER COMMON SHARE

Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares. The following table illustrates the computation of basic and diluted earnings per share:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
		Per Share		Per Share		Per Share		Per Share
	Amount	Amount	Amount	Amount	Amount	Amount	Amount	Amount
	(Amounts in thousands, except per share data)
Net income	$76,570		$55,278		$219,213		$158,427
Basic:
Weighted average shares outstanding	69,751	$1.10	60,344	$0.92	68,548	$3.20	59,207	$2.68

Diluted:
Add incremental shares for:
Effect of dilutive securities - options	40		160		66		155
Total	69,791	$1.10	60,504	$0.91	68,614	$3.19	59,362	$2.67

      There were no stock options exercisable during the three and nine months ended September 30, 2014 or 2013 that would have had an anti-dilutive effect on the above computation.

3. NEW ACCOUNTING STANDARDS

Accounting Standards Updates (“ASU”)

ASU 2014-12 “Compensation-Stock Compensation (Topic 718) - Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.”  ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. ASU 2014-12 is effective for the Company beginning January 1, 2016 and is not expected to have a significant impact on the Company’s consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(UNAUDITED)

ASU 2014-11 “Transfers and Servicing (Topic 860) - Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosure.”  ASU 2014-11 changes the accounting for repurchase-to-maturity transactions to secured borrowing accounting. It also requires separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting and disclosure for the repurchase agreement. ASU 2014-11 is effective for the Company beginning January 1, 2016 and is not expected to have a significant impact on the Company’s consolidated financial statements.

ASU 2014-09 “Revenue from Contract with Customers (Topic 606).”  ASU 2014-09  supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and most industry-specific guidance throughout the Industry Topics of the Codification.  Additionally, ASU 2014-09  supersedes some cost guidance included in Revenue Recognition—Construction-Type and Production-Type Contracts (Subtopic 605-35).  In addition, the existing requirements for the recognition  of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer are amended to be consistent with the guidance on recognition and measurement.   The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU 2014-09 is effective for the Company beginning January 1, 2017, with retrospective application to each prior reporting period presented, and is not expected to have a significant impact on the Company’s consolidated financial statements.

ASU 2014-04 “Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40) — Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” ASU 2014-04 intends to reduce diversity by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. ASU 2014-04 will become effective for the Company on January 1, 2015 and is not expected to have a significant impact on the Company’s consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(UNAUDITED)

4. SECURITIES

The amortized cost and fair value of investment securities were as follows:

	September 30, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$15,410	$294	$-	$15,704
Collateralized mortgage obligations	35,688	100	(39)	35,749
Mortgage-backed securities	85,774	5,538	(16)	91,296
Other securities	12,588	-	(121)	12,467
Total	$149,460	$5,932	$(176)	$155,216

Held to Maturity
U.S. Treasury securities and obligations of U.S. Government sponsored entities	$58,559	$218	$(136)	$58,641
States and political subdivisions	406,437	5,547	(1,657)	410,327
Collateralized mortgage obligations	27,306	357	(32)	27,631
Mortgage-backed securities	8,198,391	82,239	(105,295)	8,175,335
Total	$8,690,693	$88,361	$(107,120)	$8,671,934

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$28,578	$797	$-	$29,375
Collateralized mortgage obligations	483	7	(1)	489
Mortgage-backed securities	108,316	6,843	(22)	115,137
Other securities	12,589	14	(126)	12,477
Total	$149,966	$7,661	$(149)	$157,478

Held to Maturity
U.S. Treasury securities and obligations of U.S. Government sponsored entities	$62,931	$46	$(935)	$62,042
States and political subdivisions	439,235	4,317	(2,207)	441,345
Corporate debt securities	513	5	-	518
Collateralized mortgage obligations	50,034	1,017	(58)	50,993
Mortgage-backed securities	7,514,257	84,166	(165,979)	7,432,444
Total	$8,066,970	$89,551	$(169,179)	$7,987,342

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(UNAUDITED)

Management evaluates debt securities for other-than-temporary impairment (“OTTI”) on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities classified as available for sale or held to maturity are evaluated for OTTI under Financial Accounting Standards Board (“FASB”): Accounting Standards Codification (“ASC”) Topic 320, “Investments-Debt and Equity Securities.”

In determining OTTI, for a majority of the Company's debt securities, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

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

As of September 30, 2014, management does not have the intent to sell any of its securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The unrealized losses in the Company's securities as of September 30, 2014 are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of September 30, 2014, management believes any impairment in the Company’s securities is temporary, and therefore no impairment loss has been realized in the Company’s consolidated statements of income.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(UNAUDITED)

Securities with unrealized losses, segregated by length of time, that have been in a continuous loss position were as follows:

	September 30, 2014
	Less than 12 Months		More than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$6,998	$(38)	$47	$(1)	$7,045	$(39)
Mortgage-backed securities	709	(1)	2,920	(15)	3,629	(16)
Other securities	12,467	(121)	-	-	12,467	(121)
Total	$20,174	$(160)	$2,967	$(16)	$23,141	$(176)

Held to Maturity
U.S. Treasury securities and obligations of U.S. Government sponsored entities	$27,559	$(136)	$-	$-	$27,559	$(136)
States and political subdivisions	64,902	(599)	46,133	(1,058)	111,035	(1,657)
Collateralized mortgage obligations	675	(9)	1,534	(23)	2,209	(32)
Mortgage-backed securities	1,407,286	(4,160)	3,023,150	(101,135)	4,430,436	(105,295)
Total	$1,500,422	$(4,904)	$3,070,817	$(102,216)	$4,571,239	$(107,120)

	December 31, 2013
	Less than 12 Months		More than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$5	$-	$50	$(1)	$55	$(1)
Mortgage-backed securities	651	(1)	3,313	(21)	3,964	(22)
Other securities	6,911	(126)	-	-	6,911	(126)
Total	$7,567	$(127)	$3,363	$(22)	$10,930	$(149)

Held to Maturity
U.S. Treasury securities and obligations of U.S. Government sponsored entities	$48,389	$(935)	$-	$-	$48,389	$(935)
States and political subdivisions	113,063	(1,581)	28,639	(626)	141,702	(2,207)
Collateralized mortgage obligations	2,109	(32)	433	(26)	2,542	(58)
Mortgage-backed securities	3,702,569	(106,816)	998,380	(59,163)	4,700,949	(165,979)
Total	$3,866,130	$(109,364)	$1,027,452	$(59,815)	$4,893,582	$(169,179)

At September 30, 2014 and December 31, 2013, there were 503 securities and 450 securities, respectively, in an unrealized loss position for more than 12 months.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(UNAUDITED)

The amortized cost and fair value of investment securities at September 30, 2014, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)
Due in one year or less	$33,042	$33,097	$12,689	$12,571
Due after one year through five years	179,743	180,662	5,520	5,621
Due after five years through ten years	187,065	189,586	9,158	9,332
Due after ten years	65,146	65,623	631	647
Subtotal	464,996	468,968	27,998	28,171
Mortgage-backed securities and collateralized mortgage obligations	8,225,697	8,202,966	121,462	127,045
Total	$8,690,693	$8,671,934	$149,460	$155,216

The Company recorded no gain or loss on sale of securities for the three and nine months ended September 30, 2014 and 2013. As of September 30, 2014, the Company had 8 non-agency collateralized mortgage obligations remaining with a total book value of $1.3 million and total market value of $1.3 million.

At September 30, 2014 and December 31, 2013, the Company did not own securities of any one issuer (other than the U.S. government and its agencies) for which aggregate adjusted cost exceeded 10% of the consolidated shareholders’ equity at such respective dates.

Securities with an amortized cost of $5.13 billion and $4.46 billion and a fair value of $5.11 billion and $4.47 billion at September 30, 2014 and December 31, 2013, respectively, were pledged to collateralize public deposits and for other purposes required or permitted by law.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(UNAUDITED)

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The loan portfolio consists of various types of loans made primarily to borrowers located within the states of Texas and Oklahoma and is classified by major type as follows:

	September 30,	December 31,
	2014	2013
	(Dollars in thousands)
Residential mortgage loans held for sale	$8,524	$2,210

Commercial and industrial	2,061,589	1,279,777
Real estate:
Construction, land development and other land loans	1,041,300	865,511
1-4 family residential (including home equity)	2,471,467	2,129,510
Commercial real estate (including multi-family residential)	3,091,090	2,753,797
Farmland	348,640	332,648
Agriculture	186,032	198,610
Consumer and other	160,246	213,158
Total loans held for investment	9,360,364	7,773,011
Total	$9,368,888	$7,775,221

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

SEPTEMBER 30, 2014

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

(vi) Commercial Real Estate. The Company makes commercial real estate related loans collateralized by owner-occupied and non-owner-occupied real estate to finance the purchase of real estate. The Company’s commercial real estate related loans are collateralized by first liens on real estate, typically have variable interest rates (or five year or less fixed rates) and amortize over a 15 to 20 year period. Payments on loans secured by such properties are often dependent on the successful operation or management of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than other types of loans. The Company seeks to minimize these risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition in connection with underwriting these loans. The underwriting analysis also includes credit verification, analysis of global cash flow, appraisals and a review of the financial condition of the borrower. At September 30, 2014, approximately 50.5% of the outstanding principal balance of the Company’s commercial real estate related loans was secured by owner-occupied properties.

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(UNAUDITED)

Concentrations of Credit. Most of the Company’s lending activity occurs within the states of Texas and Oklahoma. The majority of the Company’s loan portfolio consists of commercial real estate, 1-4 family residential loans, and commercial and industrial loans. As of September 30, 2014 and December 31, 2013, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

Foreign Loans. The Company has U.S. dollar-denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at September 30, 2014 or December 31, 2013.

Related Party Loans. As of September 30, 2014 and December 31, 2013, loans outstanding to directors, officers and their affiliates totaled $3.1 million and $6.2 million, respectively. All transactions entered into between the Company and such related parties are done in the ordinary course of business, made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related party loans is as follows:

	September 30,	December 31,
	2014	2013
	(Dollars in thousands)
Beginning balance on January 1	$6,187	$6,682
New loans and reclassified related loans	2,952	306
Repayments	(6,078)	(801)
Ending balance	$3,061	$6,187

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(UNAUDITED)

An aging analysis of past due loans, segregated by class of loans, is presented below:

	September 30, 2014
	Loans Past Due and Still Accruing
		90 or More	Total Past	Nonaccrual	Current	Total
	30-89 Days	Days	Due Loans	Loans	Loans	Loans
	(Dollars in thousands)

Construction, land development and other land loans other land loans	$14,387	$3,531	$17,918	$745	$1,022,637	$1,041,300
Agriculture and agriculture real estate (includes farmland)	4,209	78	4,287	104	530,281	534,672
1-4 family (includes home equity) (1)	7,545	968	8,513	4,228	2,467,250	2,479,991
Commercial real estate (includes multi-family residential)	7,379	4,336	11,715	3,930	3,075,445	3,091,090
Commercial and industrial	52,215	8,839	61,054	17,327	1,983,208	2,061,589
Consumer and other	1,695	1	1,696	470	158,080	160,246
Total	$87,430	$17,753	$105,183	$26,804	$9,236,901	$9,368,888

	December 31, 2013
	Loans Past Due and Still Accruing
		90 or More	Total Past	Nonaccrual	Current	Total
	30-89 Days	Days	Due Loans	Loans	Loans	Loans
	(Dollars in thousands)
Construction, land development and other land loans	$6,258	$2	$6,260	$386	$858,865	$865,511
Agriculture and agriculture real estate (includes farmland)	5,634	218	5,852	62	525,344	531,258
1-4 family (includes home equity) (1)	8,684	2,012	10,696	3,086	2,117,938	2,131,720
Commercial real estate (includes multi-family residential)	8,163	1,752	9,915	4,333	2,739,549	2,753,797
Commercial and industrial	9,552	933	10,485	2,208	1,267,084	1,279,777
Consumer and other	1,344	30	1,374	156	211,628	213,158
Total	$39,635	$4,947	$44,582	$10,231	$7,720,408	$7,775,221

________________

(1)	Includes $8.5 million and $2.2 million of residential mortgage loans held for sale at September 30, 2014 and December 31, 2013, respectively.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(UNAUDITED)

The following table presents information regarding nonperforming assets as of the dates indicated:

	September 30,	December 31,
	2014	2013
	(Dollars in thousands)

Nonaccrual loans	$26,804	$10,231
Accruing loans 90 or more days past due	17,753	4,947
Total nonperforming loans	44,557	15,178
Repossessed assets	21	27
Other real estate	5,504	7,299
Total nonperforming assets	$50,082	$22,504

Nonperforming assets to total loans and other real estate	0.53%	0.29%

The Company’s conservative lending approach has resulted in sound asset quality. The Company had $50.1 million in nonperforming assets at September 30, 2014 compared with $22.5 million at December 31, 2013 of which $42.8 million and $8.6 million were originated by acquired banks, respectively.

If interest on nonaccrual loans had been accrued under the original loan terms, approximately $1.4 million and $341 thousand would have been recorded as income for the nine months ended September 30, 2014 and 2013, respectively.

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

Loans acquired with evidence of credit quality deterioration at acquisition for which it was probable that the Company would not be able to collect all contractual amounts due were accounted for as PCI loans.

The carrying amount of PCI loans included in the consolidated balance sheet and the related outstanding balance as of the dates indicated are presented in the table below.

	September 30,	December 31,
	2014	2013
	(Dollars in thousands)
PCI loans:
Outstanding balance	$162,001	$87,089
Discount	(90,694)	(45,497)
Recorded investment	$71,307	$41,592

The outstanding balance represents the total amount owed as of September 30, 2014 and December 31, 2013, including accrued but unpaid interest and any amounts previously charged off. Based on the Company's periodic monitoring and assessment of the portfolio, $440 thousand of allowance for loan losses was required on the PCI loans at September 30, 2014 and no allowance for loan losses was required on PCI loans at December 31, 2013.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(UNAUDITED)

Changes in the accretable yield for PCI loans as of the dates indicated below were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$14,689	$13,011	$9,855	$7,459
Additions	-	349	7,158	7,877
Reclassifications from nonaccretable	7,168	3,088	13,203	4,343
Accretion	(9,336)	(5,840)	(17,695)	(9,071)
Balance at September 30	$12,521	$10,608	$12,521	$10,608

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

SEPTEMBER 30, 2014

(UNAUDITED)

Impaired loans are set forth in the following tables. No interest income was recognized on impaired loans subsequent to their classification as impaired. The average recorded investment presented in the tables below is reported on a year-to-date basis.

	September 30, 2014
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
	(Dollars in thousands)
With no related allowance recorded:
Construction, land development and other land loans	$469	$494	$-	$373
Agriculture and agriculture real estate (includes farmland)	-	-	-	7
1-4 family (includes home equity)	1,194	1,289	-	889
Commercial real estate (includes multi-family residential)	1,429	1,460	-	1,960
Commercial and industrial	4,296	4,472	-	2,200
Consumer and other	8,822	8,822	-	4,419
Total	16,210	16,537	-	9,848

With an allowance recorded:
Construction, land development and other land loans	-	-	-	-
Agriculture and agriculture real estate (includes farmland)	50	58	28	36
1-4 family (includes home equity)	495	533	168	1,507
Commercial real estate (includes multi-family residential)	305	307	267	959
Commercial and industrial	9,006	9,115	3,850	5,059
Consumer and other	195	209	166	145
Total	10,051	10,222	4,479	7,705

Total:
Construction, land development and other land loans	469	494	-	373
Agriculture and agriculture real estate (includes farmland)	50	58	28	43
1-4 family (includes home equity)	1,689	1,822	168	2,396
Commercial real estate (includes multi-family residential)	1,734	1,767	267	2,919
Commercial and industrial	13,302	13,587	3,850	7,258
Consumer and other	9,017	9,031	166	4,564
	$26,261	$26,759	$4,479	$17,553

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

SEPTEMBER 30, 2014

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

The following table presents risk grades and classified loans by class of loan at September 30, 2014. Impaired loans include loans in risk grades 7, 8 and 9.

				Commercial
	Construction,	Agriculture and		Real Estate
	Land	Agriculture Real	1-4 Family	(includes Multi-
	Development and	Estate (includes	(includes	Family	Commercial	Consumer and
	other land loans	Farmland)	Home Equity) (1)	Residential)	and Industrial	Other	Total
	(Dollars in thousands)
Grade 1	$-	$12,368	$-	$-	$62,157	$37,822	$112,347
Grade 2	-	-	-	-	-	-	-
Grade 3	1,034,912	516,646	2,460,343	3,021,250	1,946,154	113,221	9,092,526
Grade 4	-	-	-	-	-	-	-
Grade 5	765	4,103	1,963	13,287	3,481	14	23,613
Grade 6	2,230	937	8,443	25,308	5,744	172	42,834
Grade 7	469	50	1,680	1,734	13,287	9,017	26,237
Grade 8	-	-	9	-	15	-	24
Grade 9	-	-	-	-	-	-	-
PCI Loans (2)	2,924	568	7,553	29,511	30,751	-	71,307
Total	$1,041,300	$534,672	$2,479,991	$3,091,090	$2,061,589	$160,246	$9,368,888

(1) Includes $8.5 million of residential mortgage loans held for sale at September 30, 2014.
(2) Of the total PCI loans, $34.1 million were classifed as substandard at September 30, 2014. None were classified as doubtful or loss.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(UNAUDITED)

The following table presents risk grades and classified loans by class of loan at December 31, 2013. Impaired loans include loans in risk grades 7, 8 and 9.

				Commercial
	Construction,	Agriculture and		Real Estate
	Land	Agriculture Real	1-4 Family	(includes Multi-
	Development and	Estate (includes	(includes	Family	Commercial	Consumer and
	other land loans	Farmland)	Home Equity) (1)	Residential)	and Industrial	Other	Total
	(Dollars in thousands)
Grade 1	$-	$5,225	$-	$-	$50,131	$31,362	$86,718
Grade 2	-	-	-	-	-	-	-
Grade 3	858,712	520,921	2,113,698	2,697,664	1,202,604	181,406	7,575,005
Grade 4	-	-	-	-	-	-	-
Grade 5	1,141	3,427	6,337	10,798	17,179	146	39,028
Grade 6	1,616	1,043	4,504	14,316	2,423	134	24,036
Grade 7	277	35	3,093	4,103	1,214	110	8,832
Grade 8	-	-	10	-	-	-	10
Grade 9	-	-	-	-	-	-	-
PCI Loans (2)	3,765	607	4,078	26,916	6,226	-	41,592
Total	$865,511	$531,258	$2,131,720	$2,753,797	$1,279,777	$213,158	$7,775,221

(1) Includes $2.2 million of residential mortgage loans held for sale at December 31, 2013.
(2) Of the total PCI loans, $17.6 million were classifed as substandard at December 31, 2013. None were classified as doubtful or loss.

Allowance for Credit Losses. The allowance for credit losses is a valuation allowance established through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses which it believes is adequate for estimated probable losses in the Company’s loan portfolio. The amount of the allowance for credit losses is affected by the following: (i) charge-offs of loans that occur when loans are deemed uncollectible and decrease the allowance, (ii) recoveries on loans previously charged off that increase the allowance and (iii) provisions for credit losses charged to earnings that increase the allowance. Based on an evaluation of the loan portfolio and consideration of the factors listed below, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance.

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

SEPTEMBER 30, 2014

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

At September 30, 2014, the allowance for credit losses totaled $77.6 million or 0.83% of total loans, including acquired loans with discounts. At December 31, 2013, the allowance totaled $67.3 million or 0.87% of total loans, including loans with discounts.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(UNAUDITED)

The following table details activity in the allowance for loan losses by portfolio segment for the three and nine months ended September 30, 2014 and 2013. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

		Agriculture
	Construction,	and		Commercial
	Land	Agriculture	1-4 Family	Real Estate
	Development	Real Estate	(includes	(includes	Commercial
	and Other	(includes	Home	Multi-Family	and	Consumer
	Land Loans	Farmland)	Equity)	Residential)	Industrial	and Other	Total
	(Dollars in thousands)
Allowance for credit losses:
Three Months Ended
Balance June 30, 2014	$14,993	$1,448	$18,905	$23,679	$10,957	$3,284	$73,266
Provision for credit losses	1,063	(25)	854	1,096	269	1,743	5,000

Charge-offs	-	(12)	(128)	-	(188)	(2,112)	(2,440)
Recoveries	28	65	58	6	171	1,459	1,787
Net charge-offs	28	53	(70)	6	(17)	(653)	(653)

Balance September 30, 2014	$16,084	$1,476	$19,689	$24,781	$11,209	$4,374	$77,613

Nine Months Ended
Balance January 1, 2014	$14,353	$1,229	$17,046	$24,835	$8,167	$1,652	$67,282
Provision for credit losses	1,801	(730)	3,250	4	3,076	4,524	11,925

Charge-offs	(155)	(27)	(790)	(127)	(390)	(4,037)	(5,526)
Recoveries	85	1,004	183	69	356	2,235	3,932
Net charge-offs	(70)	977	(607)	(58)	(34)	(1,802)	(1,594)

Balance September 30, 2014	$16,084	$1,476	$19,689	$24,781	$11,209	$4,374	$77,613

Allowance for credit losses:
Three Months Ended
Balance June 30, 2013	$11,991	$982	$13,435	$22,831	$6,293	$644	$56,176
Provision for credit losses	1,024	129	1,262	(658)	1,356	912	4,025

Charge-offs	(14)	(23)	(20)	-	(188)	(897)	(1,142)
Recoveries	44	10	5	471	69	255	854
Net charge-offs	30	(13)	(15)	471	(119)	(642)	(288)

Balance September 30, 2013	$13,045	$1,098	$14,682	$22,644	$7,530	$914	$59,913

Nine Months Ended
Balance January 1, 2013	$11,909	$764	$13,942	$19,607	$5,777	$565	$52,564
Provision for credit losses	1,173	352	892	3,309	2,070	1,579	9,375

Charge-offs	(270)	(36)	(182)	(894)	(592)	(2,100)	(4,074)
Recoveries	233	18	30	622	275	870	2,048
Net charge-offs	(37)	(18)	(152)	(272)	(317)	(1,230)	(2,026)

Balance September 30, 2013	$13,045	$1,098	$14,682	$22,644	$7,530	$914	$59,913

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(UNAUDITED)

The following table details the amount of the allowance for loan losses allocated to each portfolio segment as of September 30, 2014, December 31, 2013 and September 30, 2013, detailed on the basis of the impairment methodology used by the Company.

		Agriculture
	Construction,	and		Commercial
	Land	Agriculture	1-4 Family	Real Estate
	Development	Real Estate	(includes	(includes	Commercial
	and Other	(includes	Home	Multi-Family	and	Consumer
	Land Loans	Farmland)	Equity)	Residential)	Industrial	and Other	Total
	(Dollars in thousands)
Allowance for credit losses related to:
September 30, 2014
Individually evaluated for impairment	$-	$28	$168	$267	$3,850	$166	$4,479
Collectively evaluated for impairment	16,084	1,448	19,081	24,514	7,359	4,208	72,694
PCI loans	-	-	440	-	-	-	440
Total allowance for credit losses	$16,084	$1,476	$19,689	$24,781	$11,209	$4,374	$77,613

December 31, 2013
Individually evaluated for impairment	$-	$18	$890	$445	$1,029	$77	$2,459
Collectively evaluated for impairment	14,353	1,211	16,156	24,390	7,138	1,575	64,823
PCI loans	-	-	-	-	-	-	-
Total allowance for credit losses	$14,353	$1,229	$17,046	$24,835	$8,167	$1,652	$67,282

September 30, 2013
Individually evaluated for impairment	$-	$20	$53	$17	$741	$69	$900
Collectively evaluated for impairment	13,045	1,078	14,629	22,627	6,789	845	59,013
PCI loans	-	-	-	-	-	-	-
Total allowance for credit losses	$13,045	$1,098	$14,682	$22,644	$7,530	$914	$59,913

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(UNAUDITED)

The following table details the recorded investment in loans as of September 30, 2014, December 31, 2013 and September 30, 2013, excluding $8.5 million, $2.2 million and $4.9 million, respectively, of residential mortgage loans held for sale, related to each balance in the allowance for loan losses by portfolio segment.

		Agriculture
	Construction,	and		Commercial
	Land	Agriculture	1-4 Family	Real Estate
	Development	Real Estate	(includes	(includes	Commercial
	and Other	(includes	Home	Multi-Family	and	Consumer
	Land Loans	Farmland)	Equity)	Residential)	Industrial	and Other	Total
	(Dollars in thousands)
Recorded investment in loans:
September 30, 2014
Individually evaluated for impairment	$469	$50	$1,689	$1,734	$13,302	$9,017	$26,261
Collectively evaluated for impairment	1,037,907	534,054	2,462,225	3,059,845	2,017,536	151,229	9,262,796
PCI loans	2,924	568	7,553	29,511	30,751	-	71,307
Total loans evaluated for impairment	$1,041,300	$534,672	$2,471,467	$3,091,090	$2,061,589	$160,246	$9,360,364

December 31, 2013
Individually evaluated for impairment	$277	$35	$3,103	$4,103	$1,214	$110	$8,842
Collectively evaluated for impairment	861,469	530,616	2,122,329	2,722,778	1,272,337	213,048	7,722,577
PCI loans	3,765	607	4,078	26,916	6,226	-	41,592
Total loans evaluated for impairment	$865,511	$531,258	$2,129,510	$2,753,797	$1,279,777	$213,158	$7,773,011

September 30, 2013
Individually evaluated for impairment	$257	$23	$381	$1,230	$1,026	$80	$2,997
Collectively evaluated for impairment	699,847	321,074	1,711,977	2,276,717	1,025,149	108,624	6,143,388
PCI loans	3,089	421	3,155	26,915	2,624	-	36,204
Total loans evaluated for impairment	$703,193	$321,518	$1,715,513	$2,304,862	$1,028,799	$108,704	$6,182,589

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(UNAUDITED)

Troubled Debt Restructurings. The restructuring of a loan is considered a “troubled debt restructuring” if both (i) the borrower is experiencing financial difficulties and (ii) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. Effective July 1, 2011, the Company adopted the provisions of ASU No. 2011-02, “Receivables (Topic 310)-A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” As such, the Company reassessed all loan modifications occurring since January 1, 2011 for identification as troubled debt restructurings. The following table presents information regarding the recorded balance of loans modified in a troubled debt restructuring during the nine months ended September 30, 2014 and 2013:

Nine Months Ended
	September 30, 2014			September 30, 2013
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Contracts	Investment	Investment	Contracts	Investment	Investment
(Dollars in thousands)
Troubled Debt Restructurings
Construction, land development and other land loans	-	$-	$-	-	$-	$-
Agriculture and agriculture real estate	-	-	-	-	-	-
1-4 Family (includes home equity)	-	-	-	-	-	-
Commercial real estate (commercial mortgage and multi-family)	1	35	35	-	-	-
Commercial and industrial	1	16	15	-	-	-
Consumer and other	-	-	-	-	-	-
Total	2	$51	$50	-	$-	$-

As of September 30, 2014, there have been no defaults on any loans that were modified as troubled debt restructurings during the preceding nine months. Default is determined at 90 or more days past due. The modifications primarily related to extending the amortization periods of the loans, which includes loans modified during bankruptcy. The Company did not grant principal reductions on any restructured loans. For the nine months ended September 30, 2014, the Company added $51 thousand in new troubled debt restructurings of which $50 thousand was still outstanding on September 30, 2014. The remaining restructured loans from prior periods are performing and accruing loans. These modifications did not have a material impact on the Company’s determination of the allowance for credit losses.

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

SEPTEMBER 30, 2014

(UNAUDITED)

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

The following tables present fair values for assets and liabilities measured at fair value on a recurring basis:

	As of September 30, 2014
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Available for sale securities:
States and political subdivisions	$-	$15,704	$-	$15,704
Collateralized mortgage obligations	-	35,749	-	35,749
Mortgage-backed securities	-	91,296	-	91,296
Other securities	12,467	-	-	12,467
Total	$12,467	$142,749	$-	$155,216
Non-hedging interest rate swap	$-	$184	$-	$184

Liabilities:
Non-hedging interest rate swap	$-	$(184)	$-	$(184)

	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Available for sale securities:
States and political subdivisions	$-	$29,375	$-	$29,375
Collateralized mortgage obligations	-	489	-	489
Mortgage-backed securities	-	115,137	-	115,137
Other securities	12,477	-	-	12,477
Total	$12,477	$145,001	$-	$157,478
Non-hedging interest rate swap	$-	$38	$-	$38

Liabilities:
Non-hedging interest rate swap	$-	$(38)	$-	$(38)

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(UNAUDITED)

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). These instruments include other real estate owned, repossessed assets, held to maturity debt securities, loans held for sale, and impaired loans. For the three and nine months ended September 30, 2014, the Company had additions to other real estate owned of $1.5 million and $5.9 million, respectively, of which $982 thousand and $3.8 million were outstanding as of September 30, 2014. For the nine months ended September 30, 2014, the Company had additions to impaired loans of $25.5 million, of which $24.7 million were outstanding as of September 30, 2014. The remaining assets and liabilities measured at fair value on a nonrecurring basis that were recorded in 2014 and remained outstanding at September 30, 2014 were not significant.

ASC Topic 825, “Financial Instruments” requires that the Company disclose estimated fair values for its financial instruments. The following table presents carrying and fair value information of financial instruments as of the dates indicated:

	As of September 30, 2014
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Cash and due from banks	$330,952	$330,952	$-	$-	$330,952
Federal funds sold	484	484	-	-	484
Held to maturity securities	8,690,693	-	8,671,934	-	8,671,934
Loans held for sale	8,524	-	8,524	-	8,524
Loans held for investment, net of allowance	9,282,751	-	-	9,297,297	9,297,297

Liabilities
Deposits:
Noninterest-bearing	$4,968,867	$-	$4,968,867	$-	$4,968,867
Interest-bearing	12,045,160	-	12,058,694	-	12,058,694
Other borrowings	289,972	-	291,260	-	291,260
Securities sold under repurchase agreements	358,053	-	349,076	-	349,076
Junior subordinated debentures	167,531	-	160,994	-	160,994

	As of December 31, 2013
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Cash and due from banks	$380,990	$380,990	$-	$-	$380,990
Federal funds sold	400	400	-	-	400
Held to maturity securities	8,066,970	-	7,987,342	-	7,987,342
Loans held for sale	2,210	2,210	-	-	2,210
Loans held for investment, net of allowance	7,705,729	-	-	7,749,786	7,749,786

Liabilities
Deposits:
Noninterest-bearing	$4,108,835	$-	$4,108,835	$-	$4,108,835
Interest-bearing	11,182,436	-	11,196,241	-	11,196,241
Other borrowings	10,689	-	12,014	-	12,014
Securities sold under repurchase agreements	364,357	-	364,477	-	364,477
Junior subordinated debentures	124,231	-	119,325	-	119,325

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

SEPTEMBER 30, 2014

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

The Company’s off-balance sheet commitments including letters of credit, which totaled $2.2 billion at September 30, 2014, are funded at current market rates at the date they are drawn upon. It is management’s opinion that the fair value of these commitments would approximate their carrying value, if drawn upon.

The fair value estimates presented herein are based on pertinent information available to management at September 30, 2014. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

7. GOODWILL AND CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles (“CDI”) for the nine months ended September 30, 2014 and the year ended December 31, 2013 were as follows:

		Core Deposit
	Goodwill	Intangibles
	(Dollars in thousands)
Balance as of December 31, 2012	$1,217,162	$26,159
Less:
Amortization	-	(6,145)
Add:
Measurement period adjustments	(1,225)	2,110
Acquisition of East Texas Financial Services, Inc.	15,007	-
Acquisition of Coppermark Bancshares, Inc.	117,544	1,514
Acquisition of FVNB Corp.	323,032	18,411
Balance as of December 31, 2013	1,671,520	42,049
Less:
Amortization	-	(7,273)
Add:
Measurement period adjustments	5,839	(302)
Acquisition of F&M Bancorporation Inc.	214,896	-
Balance as of September 30, 2014	$1,892,255	$34,474

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(UNAUDITED)

Goodwill is recorded on the acquisition date of each entity. The Company may record subsequent adjustments to goodwill for amounts undeterminable at acquisition date, such as deferred taxes and real estate valuations, and therefore the goodwill amounts reflected in the table above may change accordingly. The Company initially records the total premium paid on acquisitions as goodwill. After finalizing the valuation, core deposit intangibles are identified and reclassified from goodwill to core deposit intangibles on the balance sheet. This reclassification has no effect on total assets, liabilities, shareholders’ equity, net income or cash flows. Management performs an evaluation annually and more frequently if a triggering event occurs, of whether any impairment of the goodwill and other intangibles has occurred. If any such impairment is determined, a write-down is recorded. As of September 30, 2014, there were no impairments recorded on goodwill.

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

Core deposit intangibles are amortized on an accelerated basis over their estimated lives, which the Company believes is between 8 and 15 years. Amortization expense related to intangible assets totaled $2.6 million and $1.5 million for the three months ended September 30, 2014 and 2013, respectively, and $7.3 million and $4.6 million for the nine months ended September 30, 2014 and 2013, respectively. The estimated aggregate future amortization expense for CDI remaining as of September 30, 2014 is as follows (dollars in thousands):

Remaining 2014	$321
2015	6,549
2016	5,798
2017	3,843
2018	3,134
Thereafter	14,829
Total	$34,474

8. STOCK BASED COMPENSATION

At September 30, 2014, the Company had four stock-based employee compensation plans and one stock option plan assumed in connection with an acquisition under which no additional options will be granted. Two of the four plans adopted by the Company have expired and therefore no additional awards may be issued under those plans.

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

During 2012, the Company’s Board of Directors adopted the Prosperity Bancshares, Inc. 2012 Stock Incentive Plan (the “2012 Plan”), which authorizes the issuance of up to 1,250,000 shares of common stock upon the exercise of options granted under the 2012 Plan or pursuant to the grant or exercise, as the case may be, of other awards granted under the 2012 Plan, including restricted stock, stock appreciation rights, phantom stock awards and performance awards. As of September 30, 2014, no options or other awards have been granted under the 2012 Plan.

The Company received $920 thousand and $1.2 million in cash from the exercise of stock options during the three month periods ended September 30, 2014 and 2013, respectively, and $3.3 million and $3.0 million during the nine month periods ended September 30, 2014 and 2013, respectively. There was no tax benefit realized from option exercises of the share-based payment arrangements during the three and nine month periods ended September 30, 2014 and 2013.

As of September 30, 2014, there was $23.3 million of total unrecognized compensation expense related to stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.53 years.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(UNAUDITED)

9. CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ITEMS

Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of September 30, 2014 (other than deposit obligations and securities sold under repurchase agreements). The Company’s future cash payments associated with its contractual obligations pursuant to its junior subordinated debentures, FHLB borrowings and operating leases as of September 30, 2014 are summarized below. Payments for junior subordinated debentures include interest of $82.3 million that will be paid over the future periods. The future interest payments were calculated using the current rate in effect at September 30, 2014. The current principal balance of the junior subordinated debentures at September 30, 2014 was $167.5 million. Payments for FHLB borrowings include interest of $1.9 million that will be paid over the future periods. Payments related to leases are based on actual payments specified in underlying contracts.

		More than 1	3 years or
		year but less	more but less	5 years
	1 year or less	than 3 years	than 5 years	or more	Total
	(Dollars in thousands)
Junior subordinated debentures	$1,043	$8,348	$8,347	$232,054	$249,792
Federal Home Loan Bank notes payable	280,443	3,456	5,665	2,337	291,901
Operating leases	1,871	12,162	6,262	9,474	29,769
Total	$283,357	$23,966	$20,274	$243,865	$571,462

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

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit expiring by periods as of September 30, 2014 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

		More than 1	3 years or
		year but less	more but less	5 years
	1 year or less	than 3 years	than 5 years	or more	Total
	(Dollars in thousands)
Standby letters of credit	$27,574	$76,749	$646	$449	$105,418
Commitments to extend credit	360,381	1,153,517	132,128	457,662	2,103,688
Total	$387,955	$1,230,266	$132,774	$458,111	$2,209,106

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(UNAUDITED)

10. OTHER COMPREHENSIVE (LOSS) INCOME

The tax effects allocated to each component of other comprehensive (loss) income were as follows:

	Three Months Ended September 30,
	2014			2013
	Before Tax Amount	Tax Benefit	Net of Tax Amount	Before Tax Amount	Tax Benefit	Net of Tax Amount
	(Dollars in thousands)
Other comprehensive loss:
Securities available for sale:
Change in unrealized gain during period	$(951)	$333	$(618)	$(1,136)	$398	$(738)
Total securities available for sale	(951)	333	(618)	(1,136)	398	(738)
Total other comprehensive loss	$(951)	$333	$(618)	$(1,136)	$398	$(738)

	Nine Months Ended September 30,
	2014			2013
	Before Tax Amount	Tax Benefit	Net of Tax Amount	Before Tax Amount	Tax Benefit	Net of Tax Amount
	(Dollars in thousands)
Other comprehensive loss:
Securities available for sale:
Change in unrealized gain during period	$(1,757)	$615	$(1,142)	$(5,237)	$1,833	$(3,404)
Total securities available for sale	(1,757)	615	(1,142)	(5,237)	1,833	(3,404)
Total other comprehensive loss	$(1,757)	$615	$(1,142)	$(5,237)	$1,833	$(3,404)

Activity in accumulated other comprehensive income associated with securities available for sale, net of tax, was as follows:

Accumulated Other Comprehensive Income
(Dollars in thousands)
Balance at January 1, 2014	$4,883
Other comprehensive loss	(1,142)
Balance at September 30, 2014	$3,741

Balance at January 1, 2013	$8,986
Other comprehensive loss	(3,404)
Balance at September 30, 2013	$5,582

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

(UNAUDITED)

11. DERIVATIVE FINANCIAL INSTRUMENTS

Interest Rate Swaps

On November 1, 2013, the Company acquired FVNB Corp. and assumed the following derivative contracts relating to loans made to certain commercial customers. The interest rate derivative contracts outstanding at September 30, 2014 are presented in the following table:

	Current
	Notional	Estimated		Fixed Pay	Variable Rate
	Amount	Fair Value	Maturity Date	Rate	Received
	(Dollars in thousands)

Commercial Loan Interest Rate Swap	$4,282	$87	August 1, 2020	4.30%	1-Month USD - LIBOR BBA+2.50

Commercial Loan Interest Rate Swap	1,601	49	August 15, 2020	5.49%	1-Month USD - LIBOR BBA+3.00

Commercial Loan Interest Rate Swap	1,463	48	August 15, 2020	4.30%	1-Month USD - LIBOR BBA+2.50

Commercial Loan Interest Rate Swap	1,847	-	May 1, 2022	5.60%	1-Month USD - LIBOR BBA+3.50

	$9,193	$184

In these transactions, the Company has made a loan to a borrower at a variable rate of interest which the borrower pays directly to the Company. The Company also enters into an interest rate swap with a customer to accommodate the customer’s desired terms while at the same time entering into an identical offsetting interest rate swap with another financial institution, thus fully eliminating any interest rate risk to the Company. In connection with each swap transaction, the Company agrees to pay interest to the borrowing customer on a notional amount at a variable interest rate and receive interest from the customer on the same notional amount at a fixed interest rate. At the same time, the Company agrees to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows the Company’s customer to effectively convert a variable-rate loan to a fixed-rate loan. Because the Company acts solely as an intermediary for its customer, changes in the fair value of the underlying derivative contracts offset each other and do not materially impact the Company’s results of operations. Derivative assets of $184 thousand and derivative liabilities of $184 thousand are recorded in other assets and other liabilities, respectively. The notional amounts and estimated fair values of interest rate derivative contracts outstanding at September 30, 2014 are presented in the following table:

	Current
	Notional	Estimated
	Amount	Fair Value
	(Dollars in thousands)
Financial Institution Counterparties:
Swaps - liabilities	$9,193	$(184)

Bank Customer Counterparties:
Swaps - assets	$9,193	$184

Credit risk arises from the possible inability of counterparties to meet the terms of their contracts. The Company’s exposure is limited to the replacement value of the contracts rather than the notional, principal or contract amounts. Credit risk is minimized through credit approvals, limits, counterparty collateral and monitoring procedures. The Company’s derivative assets and liabilities include certain contractual features in which the Company requires the counterparties to provide collateral in the form of cash and securities to offset changes in the fair value of the derivatives. When necessary, the Company posts collateral primarily in the form of cash to offset changes in fair value of the derivatives, including changes in fair value due to the Company’s credit risk. As of September 30, 2014 and December 31, 2013, the balance of collateral posted by the Company for derivatives was $260 thousand.

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

The Company acquired loans and deposits with fair values of $1.60 billion and $2.27 billion, respectively, at acquisition date. Under the terms of the agreement, the Company issued 3,298,022 shares of Company common stock plus $34.2 million in cash for all outstanding shares of FMBC capital stock for total merger consideration of $252.4 million based on the Company’s closing stock price of $66.15. As of September 30, 2014, the Company recognized $214.9 million in goodwill. Goodwill recognized does not include subsequent fair value adjustments that are still being finalized. Goodwill is calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of identifiable assets acquired, none of which is expected to be deductible for tax purposes. As of September 30, 2014, management had not completed the core deposit intangibles assessment for this acquisition. For the nine months ended September 30, 2014, the Company incurred approximately $2.5 million of pre-tax merger related expenses related to this acquisition.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

The Company acquired loans and deposits with fair values of $1.58 billion and $2.25 billion, respectively, at acquisition date. Under the terms of the acquisition agreement, the Company issued 5,570,667 shares of Company common stock plus $91.3 million in cash for all outstanding shares of FVNB Corp. capital stock for total merger consideration of $439.1 million based on the Company’s closing stock price of $62.45. As of September 30, 2014, the Company recognized $328.7 million in goodwill. Goodwill recognized does not include subsequent fair value adjustments that are still being finalized. Goodwill is calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of identifiable assets acquired, none of which is expected to be deductible for tax purposes. Additionally, the Company recognized $18.4 million of core deposit intangibles. For the nine months ended September 30, 2014, the Company incurred approximately $604 thousand of pre-tax merger related expenses in connection with the FVNB acquisition.

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

The Company acquired loans and deposits with fair values of $800.2 million and $1.12 billion, respectively, at acquisition date. Under the terms of the acquisition agreement, the Company issued 3,258,718 shares of Company common stock plus $60.0 million in cash for all outstanding shares of Coppermark Bancshares, Inc. capital stock, for total merger consideration of $214.4 million based on the Company’s closing stock price of $47.39. As of September 30, 2014, the Company recognized goodwill of $117.7 million, after recording a $109 thousand measurement period adjustment during the first quarter of 2014. Additionally, the Company recognized $1.5 million of core deposit intangibles.

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

Included in this discussion and analysis are descriptions of the composition, performance, and credit quality of the Company’s loan portfolio. The Company has two general categories of loans in its portfolio. Loans originated by Prosperity Bank and made pursuant to the Company’s loan policy and procedures in effect at the time the loan was made are referred to as “legacy loans.” “Acquired loans” refer to all loans acquired in a business combination. Those acquired loans that are renewed or substantially modified after the date of the business combination, which therefore causes them to become subject to the Company’s allowance for credit losses methodology, are referred to as “acquired legacy loans.” Modifications are reviewed for determination of troubled debt restructuring status independently of this process. Acquired loans with a fair value discount or premium at the date of the business combination that remained at the reporting date are referred to as “fair-valued acquired loans.” All fair-valued acquired loans are further categorized into “Non-PCI loans” and “PCI loans” (purchased credit impaired loans). Acquired loans with evidence of credit quality deterioration at acquisition for which it is probable that the Company would not be able to collect all contractual amounts due are PCI loans.

OVERVIEW

The Company, a Texas corporation, was formed in 1983 to acquire the former Allied First Bank in Edna, Texas which was chartered in 1949 as The First National Bank of Edna and is now known as Prosperity Bank (“Prosperity Bank®” or the “Bank”). The Company is a registered financial holding company that derives substantially all of its revenues and income from the operation of its bank subsidiary, Prosperity Bank®. The Bank provides a wide array of financial products and services to small and medium-sized businesses and consumers. As of September 30, 2014, the Bank operated 245 full-service banking locations; with 62 in the Houston area, including The Woodlands; 30 in the South Texas area including Corpus Christi and Victoria; 36 in the Dallas/Fort Worth area; 22 in the East Texas area; 30 in the Central Texas area including Austin and San Antonio; 34 in the West Texas area including Lubbock, Midland-Odessa and Abilene; 16 in the Bryan/College Station area, 6 in the Central Oklahoma area and 9 in the Tulsa, Oklahoma area. The Company’s headquarters are located at Prosperity Bank Plaza, 4295 San Felipe in Houston, Texas and its telephone number is (713) 693-9300. The Company’s website address is www.prosperitybankusa.com. Information contained on the Company’s website is not incorporated by reference into this quarterly report on Form 10-Q and is not part of this or any other report.

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

Three principal components of the Company’s growth strategy are internal growth, stringent cost control practices and acquisitions, including strategic merger transactions. The Company focuses on continuous internal growth. Each banking center is operated as a separate profit center, maintaining separate data with respect to its net interest income, efficiency ratio, deposit growth, loan growth and overall profitability. Banking center presidents and managers are accountable for performance in these areas and compensated accordingly. The Company also focuses on maintaining stringent cost control practices and policies. The Company has centralized many of its critical operations, such as data processing and loan processing. Management believes that this centralized infrastructure can accommodate substantial additional growth while enabling the Company to minimize operational costs through certain economies of scale. During 2013, the Company completed the acquisitions of East Texas Financial Services Inc., Coppermark Bancshares, Inc. and FVNB Corp. During 2014, the Company completed the acquisition of F&M Bancorporation Inc.

Total assets were $21.12 billion at September 30, 2014 compared with $18.64 billion at December 31, 2013, an increase of $2.48 billion or 13.3%. Total loans were $9.37 billion at September 30, 2014 compared with $7.78 billion at December 31, 2013, an increase of $1.59 billion or 20.5%. Total deposits were $17.01 billion at September 30, 2014 compared with $15.29 billion at December 31, 2013, an increase of $1.72 billion or 11.3%. Total shareholders’ equity was $3.18 billion at September 30, 2014 compared with $2.79 billion at December 31, 2013, an increase of $396.1 million or 14.2%.

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

Allowance for Credit Losses — The allowance for credit losses is established through charges to earnings in the form of a provision for credit losses. The determination of the allowance for credit losses has two components, the allowance for legacy credit losses, which includes the allowance for acquired legacy loans, and the allowance for acquired credit losses for fair-valued acquired loans. The allowance for acquired credit losses is calculated as described under the heading “Accounting for Acquired Loans and the Allowance for Acquired Credit Losses” below. Management has established an allowance for credit losses which it believes is adequate for estimated losses in the Company’s loan portfolio. Based on an evaluation of the portfolio, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. In making its evaluation, management considers factors such as historical loan loss experience, the amount of nonperforming assets and related collateral, the volume, growth and composition of the portfolio, current economic conditions that may affect the borrower’s ability to pay and the value of collateral, the evaluation of the portfolio through its internal loan review process and other relevant factors. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. Charge-offs occur when loans are deemed to be uncollectible. For further discussion of the methodology used in the determination of the allowance for credit losses, refer to the “Financial Condition – Allowance for Credit Losses” section below.

Accounting for Acquired Loans and the Allowance for Acquired Credit Losses — The Company accounts for its acquisitions using the acquisition method of accounting. Accordingly, the assets, including loans, and liabilities of the acquired entity were recorded at their fair values at the acquisition date. No allowance for credit losses related to the acquired loans is recorded on the acquisition date, as the fair value of the acquired loans incorporates assumptions regarding credit risk. These fair value estimates associated with acquired loans, and based on a discounted cash flow model, include estimates related to market interest rates and undiscounted projections of future cash flows that incorporate expectations of prepayments and the amount and timing of principal, interest and other cash flows, as well as any shortfalls thereof.

At period-end after acquisition, the fair-valued acquired loans from each acquisition are reassessed to determine whether an addition to the allowance for credit losses is appropriate due to further credit quality deterioration. For further discussion of the methodology used in the determination of the allowance for credit losses for fair-valued acquired loans, see “Financial Condition – Allowance for Credit Losses” section below.

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

The Company had no intangible assets with indefinite useful lives at September 30, 2014. Other identifiable intangible assets that are subject to amortization are amortized on an accelerated basis over the years expected to be benefited, which the Company believes is between eight and fifteen years. These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value to carrying value. Based on the Company’s annual goodwill impairment test as of September 30, 2014, management does not believe any of its goodwill is impaired as of September 30, 2014 because the fair value of the Company’s equity substantially exceeded its carrying value. While the Company believes no impairment existed at September 30, 2014, under accounting standards applicable at that date, different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation and financial condition or future results of operations.

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

Acquisition of F&M Bancorporation Inc. – On April 1, 2014, the Company completed the acquisition of F&M Bancorporation Inc. (“FMBC”) and its wholly-owned subsidiary The F&M Bank & Trust Company (“F&M”) headquartered in Tulsa, Oklahoma. F&M operated 13 banking offices: 9 in Tulsa, Oklahoma and surrounding areas; 3 in Dallas, Texas and 1 loan production office in Oklahoma City, Oklahoma. As of March 31, 2014, FMBC reported at book value, on a consolidated basis, total assets of $2.41 billion, total loans of $1.74 billion and total deposits of $2.27 billion.

RESULTS OF OPERATIONS

Net income available to common shareholders was $76.6 million ($1.10 per common share on a diluted basis) for the quarter ended September 30, 2014 compared with $55.3 million ($0.91 per common share on a diluted basis) for the quarter ended September 30, 2013, an increase in net income of $21.3 million or 38.5%. The Company posted annualized returns on average common equity of 9.69% and 9.31%, annualized returns on average assets of 1.45% and 1.37% and efficiency ratios of 41.55% and 41.59% for the quarters ended September 30, 2014 and 2013, respectively. The efficiency ratio is calculated by dividing total non-interest expense, excluding credit loss provisions, by net interest income plus non-interest income, excluding net gains and losses on the sale of securities and assets. Additionally, taxes are not part of this calculation.

For the nine months ended September 30, 2014, net income available to common shareholders was $219.2 million ($3.19 per common share on a diluted basis) compared with $158.4 million ($2.67 per common share on a diluted basis) for the same period in 2013, an increase in net income of $60.8 million or 38.4%. The Company posted annualized returns on average common equity of 9.67% and 9.29%, annualized returns on average assets of 1.44% and 1.33% and efficiency ratios of 42.17% and 42.16% for the nine months ended September 30, 2014 and 2013, respectively.

Net Interest Income

The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.”

Net interest income before the provision for credit losses was $175.7 million for the quarter ended September 30, 2014 compared with $126.5 million for the quarter ended September 30, 2013, an increase of $49.1 million or 38.8%. The increase in net interest income was primarily due to the acquisition of F&M and an increase in average interest-earning assets of $4.10 billion or 28.8%, for the quarter ended September 30, 2014 compared with the quarter ended September 30, 2013, and a decrease in the average rate paid on interest-bearing liabilities of 1 basis point from 0.37% for the quarter ended September 30, 2013 compared with 0.36% for the quarter ended September 30, 2014. Interest income on loans was $140.5 million for the quarter ended September 30, 2014, an increase of $46.3 million or 49.1%, compared with the third quarter of 2013 due in part to an increase in average loans outstanding of $3.21 billion or 52.0%. Additionally, during the third quarters of 2014 and 2013, interest income on loans benefitted from purchase accounting loan discount accretion of $28.5 million and $16.4 million, respectively, which partially offset the decrease in interest rates on the loan portfolio. As of September 30, 2014, the Company had $194.9 million of total outstanding discounts on acquired loans, of which $116.7 million was accretable at September 30, 2014. Interest income on securities was $46.9 million during the third quarter of 2014, an increase of $4.9 million or 11.8%, compared with the third quarter of 2013 due, in part, to an increase in average securities of $821.1 million or 10.2%. Interest income on securities was also impacted by $1.5 million of securities amortization purchase accounting adjustments during the third quarter of 2014. Average interest-bearing liabilities increased $2.47 billion for the quarter ended September 30, 2014 compared with the same period in 2013. The net interest margin on a tax equivalent basis increased 26 basis points from 3.59% for the quarter ended September 30, 2013 to 3.85% for the quarter ended September 30, 2014. The impact of the purchase accounting adjustments on the tax equivalent net interest margin was an increase of 59 basis points for the quarter ended September 30, 2014.

Net interest income before the provision for credit losses increased $140.0 million or 39.6%, to $493.4 million for the nine months ended September 30, 2014 compared with $353.4 million for the same period in 2013. During the nine months ended September 30, 2014 and 2013, interest income on loans benefitted from purchase accounting loan discount accretion of $67.3 million and $42.7 million, respectively. The increase in net interest income was primarily attributable to higher average interest-earning assets as a result of the acquisitions over the past year. The average volume of interest-earning assets increased $3.90 billion for the nine months ended September 30, 2014 compared with the same period in 2013. The net interest margin on a tax equivalent basis increased to 3.77% for the nine months ended September 30, 2014 compared with 3.48% for the same period in 2013. The impact of purchase accounting adjustments on the tax equivalent net interest margin was an increase of 47 basis points.

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

	Three Months Ended September 30,
	2014			2013
		Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average
	Outstanding	Interest	Yield/Rate	Outstanding	Interest	Yield/Rate
	Balance	Paid	(4)	Balance	Paid	(4)
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans	$9,381,248	$140,521	5.94%	$6,173,394	$94,236	6.06%
Investment securities	8,836,309	46,910	2.11%	8,015,221	41,961	2.08%
Federal funds sold and other earning assets	95,378	35	0.15%	27,451	16	0.22%
Total interest-earning assets	18,312,935	$187,466	4.06%	14,216,066	$136,213	3.80%
Allowance for credit losses	(73,977)			(56,765)
Noninterest-earning assets	2,881,762			2,034,968
Total assets	$21,120,720			$16,194,269

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$3,399,655	$2,089	0.24%	$2,400,555	$1,708	0.28%
Savings and money market deposits	5,502,326	3,400	0.25%	4,233,911	2,911	0.27%
Certificates and other time deposits	3,235,185	4,751	0.58%	2,489,848	3,695	0.59%
Securities sold under repurchase agreements	389,726	245	0.25%	455,276	317	0.28%
Junior subordinated debentures	167,531	1,099	2.60%	85,055	439	2.05%
Other borrowings	215,222	225	0.42%	772,083	610	0.31%
Total interest-bearing liabilities	12,909,645	11,809	0.36%	10,436,728	9,680	0.37%
Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	4,939,388			3,308,158
Other liabilities	109,287			73,571
Total liabilities	17,958,320			13,818,457
Shareholders' equity	3,162,400			2,375,812
Total liabilities and shareholders' equity	$21,120,720			$16,194,269

Net interest rate spread			3.70%			3.43%

Net interest income and margin (1) (2)		$175,657	3.81%		$126,533	3.53%

Net interest income and margin (tax equivalent) (3)		$177,654	3.85%		$128,561	3.59%

(1)	Yield is based on amortized cost and does not include any component of unrealized gains or losses.
(2)	The net interest margin is equal to net interest income divided by average interest-earning assets.
(3)

In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35%.

(4)	Annualized and based on an actual/365 day basis for the three months ended September 30, 2014 and 2013.

	Nine Months Ended September 30,
	2014			2013
		Interest			Interest
	Average	Earned/	Average	Average	Earned/	Average
	Outstanding	Interest	Yield/Rate	Outstanding	Interest	Yield/Rate
	Balance	Paid	(4)	Balance	Paid	(4)
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans	$8,874,414	$386,320	5.82%	$5,853,924	$265,542	6.06%
Investment securities	8,685,212	141,636	2.18%	7,912,599	117,893	1.99%
Federal funds sold and other earning assets	143,770	261	0.24%	32,426	111	0.46%
Total interest-earning assets	17,703,396	$528,217	3.99%	13,798,949	$383,546	3.72%
Allowance for credit losses	(71,287)			(55,933)
Noninterest-earning assets	2,791,827			2,000,425
Total assets	$20,423,936			$15,743,441

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$3,506,932	$6,493	0.25%	$2,545,983	$6,018	0.32%
Savings and money market deposits	5,326,783	10,105	0.25%	4,096,889	8,912	0.29%
Certificates and other time deposits	3,145,435	13,947	0.59%	2,468,518	11,244	0.61%
Securities sold under repurchase agreements	373,542	737	0.26%	458,441	921	0.27%
Junior subordinated debentures	150,692	2,961	2.63%	85,055	1,273	2.00%
Other borrowings	136,618	571	0.56%	558,594	1,821	0.44%
Total interest-bearing liabilities	12,640,002	34,814	0.37%	10,213,480	30,189	0.40%
Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	4,567,397			3,182,349
Other liabilities	185,838			68,721
Total liabilities	17,393,237			13,464,550
Shareholders' equity	3,030,699			2,278,891
Total liabilities and shareholders' equity	$20,423,936			$15,743,441

Net interest rate spread			3.62%			3.32%

Net interest income and margin (1) (2)		$493,403	3.73%		$353,357	3.42%

Net interest income and margin (tax equivalent) (3)		$499,535	3.77%		$359,573	3.48%

(1)	Yield is based on amortized cost and does not include any component of unrealized gains or losses.
(2)	The net interest margin is equal to net interest income divided by average interest-earning assets.
(3)

In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35%.

(4)	Annualized and based on an actual/365 day basis for the nine months ended September 30, 2014 and 2013.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2014 vs. 2013			2014 vs. 2013
	Increase			Increase
	(Decrease)			(Decrease)
	Due to Change in			Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-Earning assets:
Loans (1)	$48,967	$(2,682)	$46,285	$137,014	$(16,236)	$120,778
Investment securities (1)	4,298	651	4,949	11,511	12,232	23,743
Federal funds sold and other earning assets	37	(18)	19	381	(231)	150
Total increase (decrease) in interest income	53,302	(2,049)	51,253	148,906	(4,235)	144,671

Interest-Bearing liabilities:
Interest-bearing demand deposits	711	(330)	381	2,271	(1,796)	475
Savings and money market deposits	872	(383)	489	2,675	(1,482)	1,193
Certificates and other time deposits (1)	1,106	(50)	1,056	3,083	(380)	2,703
Securities sold under repurchase agreements	(46)	(26)	(72)	(171)	(13)	(184)
Junior subordinated debentures	426	234	660	982	706	1,688
Other borrowings	(440)	55	(385)	(1,376)	126	(1,250)
Total increase (decrease) in interest expense	2,629	(500)	2,129	7,464	(2,839)	4,625
Increase (decrease) in net interest income	$50,673	$(1,549)	$49,124	$141,442	$(1,396)	$140,046

(1)	Includes impact of purchase accounting adjustments.

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

The Company recorded a $5.0 million provision for credit losses for the quarter ended September 30, 2014 and a $4.0 million provision for the quarter ended September 30, 2013. Net charge-offs were $653 thousand for the quarter ended September 30, 2014 compared with net charge-offs of $288 thousand for the quarter ended September 30, 2013. The Company made an $11.9 million provision for credit losses for the nine months ended September 30, 2014 and a $9.4 million provision for the nine months ended September 30, 2013. Net charge-offs were $1.6 million for the nine months ended September 30, 2014 compared with $2.0 million for the nine months ended September 30, 2013. See "Allowance for Credit Losses" for more information.

Noninterest Income

The Company’s primary sources of recurring noninterest income are NSF fees, credit, debit, and ATM card income and service charges on deposit accounts. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method. Noninterest income totaled $30.2 million for the three months ended September 30, 2014 compared with $21.6 million for the same period in 2013, an increase of $8.6 million or 39.9%. This increase was primarily due to an increase in NSF fees, credit, debit, and ATM card income, and service charges as a result of the additional accounts acquired from F&M and FVNB. Additionally, trust and brokerage income increased as a result of the additional accounts acquired through the acquisition of FVNB in 2013. While debit card income increased due to higher volume related to acquisitions, income was negatively impacted by the Durbin Amendment beginning in July of 2013. As a result of this legislation, the Federal Reserve imposed limits on the amount of interchange, or swipe, fees that can be collected for financial institutions that have assets of $10 billion or more. The rule provides that the maximum permissible interchange fee for an electronic debit transaction is limited to $0.24.  The fee is calculated as the sum of $0.21 per transaction and 5 basis points multiplied by the value of the transaction. If the card issuer develops and implements certain fraud protection policies and procedures, it may increase its debit card interchange fee up to an additional one cent.

Noninterest income totaled $92.8 million for the nine months ended September 30, 2014 compared with $70.3 million for the same period in 2013, an increase of $22.5 million or 32.0%. This increase was primarily due to the effects of the additional accounts acquired in the acquisitions of FVNB and F&M completed in 2013 and 2014. In addition, gain on the sale of assets increased $4.7 million during the nine months ended September 30, 2014 compared with the same period in 2013, primarily due to a $2.2 million gain that was recorded during the first quarter of 2014 on the sale of the agent bank credit card and agent bank merchant processing business of Bankers Credit Card Services, Inc., a subsidiary acquired as part of the acquisition of Coppermark.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Nonsufficient funds (NSF) fees	$9,734	$8,649	$27,703	$25,504
Credit card, debit card and ATM card income	5,921	4,307	17,103	17,801
Service charges on deposit accounts	4,255	3,169	12,189	9,404
Trust income	2,099	901	5,943	2,814
Mortgage income	1,414	931	3,215	3,489
Brokerage income	1,743	233	4,413	798
Bank owned life insurance income	1,404	916	3,797	2,624
Net gain (loss) on sale of assets	23	126	4,634	(53)
Net (loss) gain on sale of other real estate	(30)	(864)	1,314	(732)
Other	3,598	3,186	12,455	8,620
Total noninterest income	$30,161	$21,554	$92,766	$70,269

Noninterest Expense

Noninterest expense totaled $85.5 million for the quarter ended September 30, 2014 compared with $61.5 million for the quarter ended September 30, 2013, an increase of $24.0 million or 39.0%. Noninterest expense totaled $245.2 million for the nine months ended September 30, 2014 compared with $178.6 million for the nine months ended September 30, 2013, an increase of $66.6 million or 37.3%. Both increases were primarily due to the increases in salaries and employee benefits and general and administrative expenses related to the recent acquisitions. The Company also incurred one-time pre-tax merger related expenses of $338 thousand and $3.1 million for the three months and nine months ended September 30, 2014, respectively. The merger related expenses are reflected on the Company’s income statement for the applicable periods and are reported primarily in the categories of salaries and benefits, data processing and professional fees.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Salaries and employee benefits (1)	$52,179	$37,135	$149,713	$107,861
Non-staff expenses:
Net occupancy and equipment	6,801	5,094	18,136	14,041
Debit card, data processing and software amortization	4,044	2,756	11,237	8,575
Regulatory assessments and FDIC insurance	4,051	2,516	10,663	7,490
Core deposit intangibles amortization	2,598	1,455	7,273	4,551
Depreciation	3,516	2,679	10,239	7,521
Communications (2)	2,960	2,397	8,616	7,003
Other real estate expense	72	75	656	535
Professional fees	1,331	1,150	4,057	3,081
Printing and supplies	663	606	1,800	1,627
Other	7,295	5,674	22,850	16,319
Total noninterest expense	$85,510	$61,537	$245,240	$178,604

(1)

Includes stock based compensation expense of $2.3 million and $1.0 million for the three months ended September 30, 2014 and 2013, respectively, and $5.9 million and $3.1 million for the nine months ended September 30, 2014 and 2013, respectively.

(2)	Communications expense includes telephone, data circuits, postage, and courier expenses.

 Income Taxes

Income tax expense increased $11.5 million or 42.2%, to $38.7 million for the quarter ended September 30, 2014 compared with $27.2 million for the same period in 2013. For the nine months ended September 30, 2014, income tax expense totaled $109.8 million, an increase of $32.6 million or 42.2%, compared with $77.2 million for the same period in 2013. The increases were primarily attributable to higher pretax net earnings for the three and nine months ended September 30, 2014 compared with the same periods in 2013. The Company’s effective tax rate for the three months ended September 30, 2014 and 2013 was 33.6% and 33.0%, respectively. The Company’s effective tax rate for the nine months ended September 30, 2014 and 2013 was 33.4% and 32.8%, respectively.

FINANCIAL CONDITION

Loan Portfolio

Total loans were $9.37 billion at September 30, 2014, an increase of $1.59 billion or 20.5%, compared with $7.78 billion at December 31, 2013. Loan growth was impacted by the acquisition of FMBC on April 1, 2014. As of March 31, 2014, FMBC  reported, on a consolidated basis, total loans of $1.74 billion. Average outstanding loans at September 30, 2014 represented 51.2% of average earning assets for the quarter ended September 30, 2014.

The following tables summarize the Company’s legacy and acquired loan portfolios broken out into legacy loans, acquired legacy loans, Non-PCI loans and PCI loans, as of the dates indicated:

	September 30, 2014
		Acquired Loans
		Acquired
	Legacy Loans	Legacy Loans	Non-PCI Loans	PCI Loans	Total Loans
Residential mortgage loans held for sale	$8,524	$-	$-	$-	$8,524

Commercial and industrial	906,699	580,285	543,854	30,751	2,061,589
Real estate:
Construction, land development and other land loans	759,569	126,447	152,360	2,924	1,041,300
1-4 family residential (including home equity)	1,781,644	93,799	588,471	7,553	2,471,467
Commercial real estate (including multi-family residential)	1,833,712	251,167	976,699	29,512	3,091,090
Farmland	231,312	15,418	101,450	460	348,640
Agriculture	100,405	65,608	19,912	107	186,032
Consumer and other (net of unearned discount)	61,772	13,448	85,026	-	160,246
Total loans held for investment	5,675,113	1,146,172	2,467,772	71,307	9,360,364
Total	$5,683,637	$1,146,172	$2,467,772	$71,307	$9,368,888

	December 31, 2013
		Acquired Loans
		Acquired
	Legacy Loans	Legacy Loans	Non-PCI Loans	PCI Loans	Total Loans
Residential mortgage loans held for sale	$2,210	$-	$-	$-	$2,210

Commercial and industrial	693,540	216,530	363,481	6,226	1,279,777
Real estate:
Construction, land development and other land loans	602,535	80,011	179,202	3,763	865,511
1-4 family residential (including home equity)	1,519,143	53,455	552,834	4,078	2,129,510
Commercial real estate (including multi-family residential)	1,648,670	124,291	953,918	26,918	2,753,797
Farmland	193,757	11,873	126,515	503	332,648
Agriculture	60,514	36,503	101,489	104	198,610
Consumer and other (net of unearned discount)	99,339	16,291	97,528	-	213,158
Total loans held for investment	4,817,498	538,954	2,374,967	41,592	7,773,011
Total	$4,819,708	$538,954	$2,374,967	$41,592	$7,775,221

Nonperforming Assets

Nonperforming assets include loans on nonaccrual status, accruing loans 90 days past due or more, and real estate which has been acquired through foreclosure and is awaiting disposition. Nonperforming assets do not include PCI loans unless the timing and amount of projected cashflows can no longer be reasonably estimated. PCI loans become subject to the Company's allowance for credit losses methodology when a deterioration in projected cashflows is identified.

The Company generally places a loan on nonaccrual status and ceases accruing interest when the payment of principal or interest is delinquent for 90 days, or earlier in some cases, unless the loan is in the process of collection and the underlying collateral fully supports the carrying value of the loan.

Nonperforming assets increased $27.6 million or 122.5%, to $50.1 million at September 30, 2014 compared with $22.5 million at December 31, 2013, of which $42.9 million and $8.6 million were attributable to acquired loans, respectfully. The ratio of nonperforming assets to loans and other real estate was 0.53% at September 30, 2014 compared with 0.29% at December 31, 2013.

The following tables present information regarding nonperforming assets differentiated among legacy loans, acquired legacy loans, Non-PCI loans and PCI loans, as of the dates indicated:

	September 30, 2014
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total Loans
	(Dollars in thousands)
Nonaccrual loans	$4,201	$2,863	$10,047	$9,693	$26,804
Accruing loans 90 or more days past due	78	15,276	1	2,398	17,753
Total nonperforming loans	4,279	18,139	10,048	12,091	44,557
Repossessed assets	6	-	15	-	21
Other real estate	2,923	-	1,610	971	5,504
Total nonperforming assets	$7,208	$18,139	$11,673	$13,062	$50,082

Nonperforming assets to total loans and other real estate by category	0.13%	1.58%	0.47%	18.07%	0.53%

	December 31, 2013
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total Loans
	(Dollars in thousands)
Nonaccrual loans	$5,386	$2,992	$890	$962	$10,230
Accruing loans 90 or more days past due	1,408	1,716	1,385	439	4,948
Total nonperforming loans	6,794	4,708	2,275	1,401	15,178
Repossessed assets	17	-	10	-	27
Other real estate	7,071	-	228	-	7,299
Total nonperforming assets	$13,882	$4,708	$2,513	$1,401	$22,504

Nonperforming assets to total loans and other real estate by category	0.29%	0.87%	0.11%	3.37%	0.29%

Nonperforming assets were 0.53% of total loans and other real estate at September 30, 2014. Nonperforming assets were 0.97% of total fair-valued acquired loans and other real estate at September 30, 2014. Nonperforming assets were 1.58% of total acquired legacy loans and other real estate at September 30, 2014 and 0.13% of total legacy loans and other real estate at September 30, 2014. The allowance for credit losses as a percentage of total nonperforming loans was 174.2% at September 30, 2014 and 443.3% at December 31, 2013. The increase in nonperforming assets in each acquired loan category during this period is primarily due to the acquisition of F&M.

Allowance for Credit Losses

The allowance for credit losses is a reserve established through charges to earnings in the form of a provision for credit losses. Loans are charged-off against the allowance for credit losses when appropriate. Management has established an allowance for credit losses which it believes is adequate for estimated losses in the Company’s loan portfolio. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations. As of September 30, 2014, the allowance for credit losses amounted to $77.6 million or 0.83%, of total loans compared with $67.3 million or 0.87%, of total loans at December 31, 2013.

The following table presents information regarding the allowance for credit losses as of and for the period indicated:

	As of and for the Nine Months Ended September 30,
	2014	2013
	(Dollars in thousands)

Average loans outstanding	$8,874,414	$5,853,924

Gross loans outstanding at end of period	$9,368,888	$6,182,589

Allowance for credit losses at beginning of period	$67,282	$52,564
Provision for credit losses	11,925	9,375
Charge-offs:
Commercial and industrial	(390)	(592)
Real estate and agriculture	(1,099)	(1,382)
Consumer and other	(4,037)	(2,100)
Recoveries:
Commercial and industrial	356	275
Real estate and agriculture	1,341	903
Consumer and other	2,235	870
Net charge-offs	(1,594)	(2,026)
Allowance for credit losses at end of period	$77,613	$59,913

Ratio of allowance to end of period loans	0.83%	0.97%
Ratio of net charge-offs to average loans (annualized)	0.02%	0.05%
Ratio of allowance to end of period nonperforming loans	174.2%	1144.0%

The following table presents, as of and for the periods indicated, information regarding the allowance for credit losses differentiated between legacy loans and acquired loans. The charge-offs and recoveries with respect to the acquired loans shown below are primarily from acquired legacy loans. Reported net charge-offs may include those from Non-PCI loans and PCI loans, but only if the total charge-off required is greater than the remaining discount.

	As of and for the Nine Months Ended September 30, 2014
		Acquired
	Legacy Loans	Loans	Total
	(Dollars in thousands)
Average loans outstanding	$5,310,877	$3,563,537	$8,874,414

Gross loans outstanding at end of period	$5,683,637	$3,685,251	$9,368,888

Allowance for credit losses at beginning of period	$60,115	$7,167	$67,282
Provision for credit losses	3,346	8,579	11,925
Charge-offs:
Commercial and industrial	(147)	(243)	(390)
Real estate and agriculture	(410)	(689)	(1,099)
Consumer and other	(3,953)	(84)	(4,037)
Recoveries:
Commercial and industrial	313	43	356
Real estate and agriculture	1,337	4	1,341
Consumer and other	2,226	9	2,235
Net charge-offs	(634)	(960)	(1,594)
Allowance for credit losses at end of period	$62,827	$14,786	$77,613

Ratio of allowance to end of period loans	1.11%	0.40%	0.83%
Ratio of net charge-offs to average loans (annualized)	0.02%	0.04%	0.02%
Ratio of allowance to end of period nonperforming loans	1468.3%	36.7%	174.2%

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

In setting the specific valuation allowance, the Company follows a loan review program to evaluate the credit risk in the total loan portfolio and assigns risk grades to each loan. Through this loan review process, the Company maintains an internal list of impaired loans which, along with the delinquency list of loans, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for credit losses. All loans that have been identified as impaired are reviewed on a quarterly basis in order to determine whether a specific reserve is required. For certain impaired loans, the Company allocates a specific loan loss reserve primarily based on the value of the collateral securing the impaired loan. The specific reserves are determined on an individual loan basis. Loans for which specific reserves are provided are excluded from the general valuation allowance described below.

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

In determining the allowance for credit losses, management considers the type of loan (legacy or acquired) and the credit quality of the loan. The Company delineates between legacy loans and acquired legacy loans, which are accounted for under the contractual yield method, and fair-valued acquired loans consisting of Non-PCI loans and PCI loans, which are accounted for as purchased loans.

Loans acquired in business combinations are initially recorded at fair value, which includes an estimate of credit losses expected to be realized over the remaining lives of the loans, and therefore no corresponding allowance for loan losses is recorded for these loans at acquisition. When a fair-valued acquired loan is renewed at its maturity date, the loan is re-categorized as an acquired legacy loan. When a fair-valued acquired loan is modified after acquisition, the loan is independently evaluated subsequent to the modification decision to determine whether a substantial modification requires that the loan be re-categorized as an acquired legacy loan. The determination is based on a discounted cash-flow analysis. Generally, when a change in discounted cash-flow of greater than ten percent is identified, the fair-valued acquired loan becomes categorized as an acquired legacy loan. If and when a fair-valued acquired loan becomes an acquired legacy loan, the acquired legacy loan is evaluated at the time of renewal or modification in accordance with the Company’s allowance for credit losses methodology described above.

Non-PCI loans which were not subsequently impaired are considered non-impaired and are evaluated as part of the general valuation allowance. Non-PCI loans that have not become impaired subsequent to acquisition are segregated into a pool for each acquisition for allowance calculation purposes. For each pool, the Company estimates a hypothetical allowance for credit losses also referred to as an “indicated reserve” that is calculated in accordance with GAAP requirements. The Company uses the acquired bank’s past loss history adjusted for qualitative factors to establish the indicated reserve. The indicated reserve for each pool of Non-PCI loans is compared to the remaining discount for the respective pool to test for credit quality deterioration and the possible need for a loan loss provision. To the extent the remaining discount of the pool is greater than the indicated reserve, no additional allowance is necessary. In the event that the remaining discount of the pool is less than the indicated reserve, the difference results in an increase to the allowance recorded through a provision for loan losses.

Non-PCI loans that have deteriorated to an impaired status subsequent to acquisition are evaluated for a specific reserve which, when identified, is added to the allowance for credit losses.

PCI loans are individually monitored on a quarterly basis to assess for deterioration subsequent to acquisition and are only subject to the Company’s allowance methodology when a deterioration in projected cash flows is identified. In the event that a deterioration in cash flows is identified, an additional provision for credit losses is made. PCI loans were recorded at their acquisition date fair values, which were based on expected cash flows and included estimates of expected future credit losses. The Company’s estimates of loan fair values at the acquisition date may be adjusted for a period of up to one year as the Company continues to evaluate its estimate of expected future cash flows at the acquisition date. If the Company determines that losses arose after the acquisition date, the additional losses will be reflected as a provision for credit losses. An allowance for credit losses is not calculated for PCI loans that have not experienced deterioration subsequent to the acquisition date. See “Critical Accounting Policies” for more information.

The Company further disaggregates its allowance for credit losses to distinguish between the portion of the allowance attributed to legacy loans and the portion of the allowance attributed to acquired loans. The following table shows the allocation of the allowance for credit losses among various categories of loans disaggregated between legacy loans, acquired legacy loans, Non-PCI loans and PCI loans. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any loan category, regardless of whether allocated to a legacy loan or an acquired loan.

	September 30, 2014
		Acquired Loans
						Percent of
	Legacy	Acquired	Non-PCI		Total	Loans to
	Loans	Legacy Loans	Loans	PCI Loans	Allowance	Total Loans
	(Dollars in thousands)
Balance of allowance for credit losses applicable to:
Commercial and industrial	$4,169	$4,792	$2,248	$-	$11,209	22.0%
Real estate	53,384	6,518	212	440	60,554	70.6%
Agriculture and agriculture real estate	1,160	311	5	-	1,476	5.7%
Consumer and other	4,115	73	186	-	4,374	1.7%
Total allowance for credit losses	$62,828	$11,694	$2,651	$440	$77,613	100.0%

	December 31, 2013
		Acquired Loans
						Percent of
	Legacy	Acquired	Non-PCI		Total	Loans to
	Loans	Legacy Loans	Loans	PCI Loans	Allowance	Total Loans
	(Dollars in thousands)
Balance of allowance for credit losses applicable to:
Commercial and industrial	$6,139	$1,831	$197	$-	$8,167	16.5%
Real estate	51,235	4,889	110	-	56,234	73.9%
Agriculture and agriculture real estate	1,174	55	-	-	1,229	6.8%
Consumer and other	1,567	71	14	-	1,652	2.8%
Total allowance for credit losses	$60,115	$6,846	$321	$-	$67,282	100.0%

At September 30, 2014, the allowance for credit losses totaled $77.6 million compared with $67.3 million at December 31, 2013. At September 30, 2014, $14.8 million of the allowance for credit losses was attributable to acquired loans compared with $7.2 million at December 31, 2013, an increase of $7.6 million or 105.6%. At September 30, 2014, the Company had $194.9 million of total outstanding discounts on acquired loans, of which $116.7 million was accretable.

A change in the allowance for credit losses can be attributable to several factors, including a growth in the balance of legacy loans and the re-categorization of fair-valued acquired loans to acquired legacy loans, which subjects them to the allowance methodolody, historical credit loss information, specific reserves identified for impaired credits and changes in environmental factors. Due to the strong regional economy and historically low credit loss data, the increase in the allowance for credit losses was primarily attributable to a growth in the legacy and acquired legacy loan balances.

The Company believes that the allowance for credit losses at September 30, 2014 and December 31, 2013, is adequate to cover estimated losses in the loan portfolio as of such date. There can be no assurance, however, that the Company will not sustain losses in future periods, which could be substantial in relation to the size of the allowance.

Securities

The carrying cost of securities totaled $8.85 billion at September 30, 2014 compared with $8.22 billion at December 31, 2013, an increase of $621.5 million or 7.6%. At September 30, 2014, securities represented 41.9% of total assets compared with 44.1% of total assets at December 31, 2013.

The amortized cost and fair value of investment securities were as follows:

	September 30, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$15,410	$294	$-	$15,704
Collateralized mortgage obligations	35,688	100	(39)	35,749
Mortgage-backed securities	85,774	5,538	(16)	91,296
Other securities	12,588	-	(121)	12,467
Total	$149,460	$5,932	$(176)	$155,216

Held to Maturity
U.S. Treasury securities and obligations of U.S. Government sponsored entities	$58,559	$218	$(136)	$58,641
States and political subdivisions	406,437	5,547	(1,657)	410,327
Corporate debt securities	-	-	-	-
Collateralized mortgage obligations	27,306	357	(32)	27,631
Mortgage-backed securities	8,198,391	82,239	(105,295)	8,175,335
Total	$8,690,693	$88,361	$(107,120)	$8,671,934

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$28,578	$797	$-	$29,375
Collateralized mortgage obligations	483	7	(1)	489
Mortgage-backed securities	108,316	6,843	(22)	115,137
Other securities	12,589	14	(126)	12,477
Total	$149,966	$7,661	$(149)	$157,478

Held to Maturity
U.S. Treasury securities and obligations of U.S. Government sponsored entities	$62,931	$46	$(935)	$62,042
States and political subdivisions	439,235	4,317	(2,207)	441,345
Corporate debt securities	513	5	-	518
Collateralized mortgage obligations	50,034	1,017	(58)	50,993
Mortgage-backed securities	7,514,257	84,166	(165,979)	7,432,444
Total	$8,066,970	$89,551	$(169,179)	$7,987,342

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

As of September 30, 2014, management does not have the intent to sell any of its securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of September 30, 2014, management believes any impairment in the Company’s securities is temporary, and therefore no impairment loss has been realized in the Company’s consolidated statements of income.

Deposits

Total deposits were $17.01 billion at September 30, 2014 compared with $15.29 billion at December 31, 2013, an increase of $1.72 billion or 11.3%. At September 30, 2014, noninterest-bearing deposits totaled $4.97 billion compared with $4.11 billion at December 31, 2013, an increase of $860.0 million or 20.9%. Interest-bearing deposits totaled $12.05 billion at September 30, 2014 compared with $11.18 billion, an increase of $862.7 million or 7.7%.

Average deposits for the nine months ended were $16.55 billion as of September 30, 2014 an increase of $4.25 billion or 34.6%, compared with $12.29 billion as of September 30, 2013. Deposit growth was impacted by the acquisitions of FVNB and F&M. Deposits for these acquisitions totaled $2.25 billion and $2.27 billion, respectively, at acquisition date. The ratio of average interest-bearing deposits to total average deposits was 72.4% during the nine months of 2014 compared with 74.1% during the first nine months of 2013.

The following table summarizes the daily average balances and weighted average rates paid on deposits for the periods indicated below:

	Nine Months Ended September 30,
	2014		2013
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Interest-bearing demand deposits	$3,506,932	0.25%	$2,545,983	0.32%
Regular savings	1,664,601	0.20%	1,359,020	0.21%
Money market savings	3,662,182	0.28%	2,737,869	0.33%
Certificates and other time deposits	3,145,435	0.59%	2,468,518	0.61%
Total interest-bearing deposits	11,979,150	0.34%	9,111,390	0.38%
Noninterest-bearing deposits	4,567,397		3,182,349
Total deposits	$16,546,547	0.25%	$12,293,739	0.28%

 Other Borrowings

The following table presents the Company’s borrowings as of the dates indicated:

	September 30,	December 31,
	2014	2013
	(Dollars in thousands)
FHLB advances	$280,000	$-
FHLB long-term notes payable	9,972	10,689
Total other borrowings	289,972	10,689
Securities sold under repurchase agreements	358,053	364,357
Total	$648,025	$375,046

FHLB advances and long-term notes payable—The Company has an available line of credit with the FHLB of Dallas, which allows the Company to borrow on a collateralized basis. FHLB advances are considered short-term, overnight borrowings and are used to manage liquidity as needed. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At September 30, 2014, the Company had total funds of $5.75 billion available under this agreement, of which $290.0 million was outstanding. Short-term overnight FHLB advances of $280 million were outstanding at September 30, 2014, at a weighted average rate of 0.16%. Long-term notes payable were $10.0 million at September 30, 2014, with a weighted average rate of 5.32%. The maturity dates on the FHLB notes payable range from the years 2014 to 2028 and have interest rates ranging from 4.23% to 6.10%.

Securities sold under repurchase agreements— At September 30, 2014, the Company had $358.1 million in securities sold under repurchase agreements compared with $364.4 million at December 31, 2013, a decrease of $6.3 million or 1.7%. Repurchase agreements with banking customers are generally settled on the following business day. Approximately $21.9 million of the repurchase agreements outstanding at September 30, 2014 have maturity dates ranging from 3 to 24 months. All securities sold under agreements to repurchase are collateralized by certain pledged securities.

Junior Subordinated Debentures

At September 30, 2014, the Company had outstanding $167.5 million in junior subordinated debentures issued to the Company’s unconsolidated subsidiary trusts compared with $124.2 million at December 31, 2013. On April 1, 2014, the Company acquired FMBC and assumed the obligations related to the junior subordinated debentures issued to F&M Bancorporation Statutory Trust I, F&M Bancorporation Statutory Trust II and F&M Bancorporation Statutory Trust III.

A summary of pertinent information related to the Company’s twelve issues of junior subordinated debentures outstanding at September 30, 2014 is set forth in the table below:

		Trust		Junior
		Preferred		Subordinated
		Securities		Debt Owed
Description	Issuance Date	Outstanding	Interest Rate (1)	to Trusts	Maturity Date (2)
(Dollars in thousands)
Prosperity Statutory Trust II	July 31, 2001	$15,000	3 month LIBOR + 3.58%, not to exceed 12.50%	$15,464	July 31, 2031
Prosperity Statutory Trust III	August 15, 2003	12,500	3 month LIBOR + 3.00%	12,887	September 17, 2033
Prosperity Statutory Trust IV	December 30, 2003	12,500	3 month LIBOR + 2.85%	12,887	December 30, 2033
SNB Capital Trust IV	September 25, 2003	10,000	3 month LIBOR + 3.00%	10,310	September 25, 2033
TXUI Statutory Trust II	December 19, 2003	5,000	3 month LIBOR + 2.85%	5,155	December 19, 2033
TXUI Statutory Trust III	November 30, 2005	15,500	3 month LIBOR + 1.39%	15,980	December 15, 2035
TXUI Statutory Trust IV	March 31, 2006	12,000	3 month LIBOR + 1.39%	12,372	June 30, 2036
FVNB Capital Trust II	June 14, 2005	18,000	3 month LIBOR + 1.68%	18,557	June 15, 2035
FVNB Capital Trust III	June 23, 2006	20,000	3 month LIBOR + 1.60%	20,619	July 7, 2036
F&M Bancorporation Statutory Trust I	March 26, 2003	15,000	3 month LIBOR + 3.15%	15,464	March 26, 2033
F&M Bancorporation Statutory Trust II	March 17, 2004	12,000	3 month LIBOR + 2.79%	12,372	March 17, 2034
F&M Bancorporation Statutory Trust III	December 15, 2005	15,000	3 month LIBOR + 1.80%	15,464	December 15, 2035
				$167,531

(1)	The 3-month LIBOR in effect as of September 30, 2014 was 0.234%.
(2)	All debentures are callable five years from issuance date.

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

As of September 30, 2014, the Company had outstanding $2.10 billion in commitments to extend credit and $105.4 million in commitments associated with outstanding standby letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

The Company has no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of September 30, 2014, the Company had cash and cash equivalents of $331.4 million compared with $381.4 million at December 31, 2013, a decrease of $50.0 million. The decrease was primarily due to the purchase of $7.25 billion of securities, a decrease in securities sold under repurchase agreements of $6.3 million, a net decrease in deposits of $543.2 million, and dividends paid of $49.4 million. This decrease was partially offset by proceeds from the maturities and repayments of securities of $6.66 billion, a decrease in loans of $75.2 million, net proceeds from short-term borrowings of $280.0 million and net income of $219.2 million.

Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of September 30, 2014 (other than deposit obligations). The payments do not include pre-payment options that may be available to the Company. The Company’s future cash payments associated with its contractual obligations pursuant to its junior subordinated debentures, FHLB borrowings and operating leases as of September 30, 2014 are summarized below. Payments for junior subordinated debentures include interest of $82.3 million that will be paid over the future periods. The future interest payments were calculated using the current rate in effect at September 30, 2014. The current principal balance of the junior subordinated debentures at September 30, 2014 was $167.5 million. Payments for FHLB borrowings include interest of $1.9 million that will be paid over the future periods. Payments related to leases are based on actual payments specified in underlying contracts.

		More than 1	3 years or
		year but less	more but less	5 years
	1 year or less	than 3 years	than 5 years	or more	Total
	(Dollars in thousands)
Junior subordinated debentures	$1,043	$8,348	$8,347	$232,054	$249,792
Federal Home Loan Bank notes payable	280,443	3,456	5,665	2,337	291,901
Operating leases	1,871	12,162	6,262	9,474	29,769
Total	$283,357	$23,966	$20,274	$243,865	$571,462

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

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit as of September 30, 2014 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

		More than 1	3 years or
		year but less	more but less	5 years
	1 year or less	than 3 years	than 5 years	or more	Total
	(Dollars in thousands)
Standby letters of credit	$27,574	$76,749	$646	$449	$105,418
Commitments to extend credit	360,381	1,153,517	132,128	457,662	2,103,688
Total	$387,955	$1,230,266	$132,774	$458,111	$2,209,106

Capital Resources

Total shareholders’ equity was $3.18 billion at September 30, 2014 compared with $2.79 billion at December 31, 2013, an increase of $396.1 million or 14.2%. The increase was due primarily to net income of $219.2 million, the issuance of common stock in connection with the acquisition of FMBC of $218.2 million and the issuance of common stock in connection with the exercise of stock options and restricted stock awards of $3.3 million, which was partially offset by dividends paid of $49.3 million and stock based compensation expense of $5.9 million for the nine months ended September 30, 2014.

Both the Board of Governors of the Federal Reserve System with respect to the Company, and the Federal Deposit Insurance Corporation (“FDIC”) with respect to the Bank, have established certain minimum risk-based capital standards that apply to bank holding companies and federally insured banks. The following table sets forth the Company’s total risk-based capital, Tier 1 risk-based capital and Tier 1 to average assets (leverage) ratios as of September 30, 2014:

Consolidated Capital Ratios
Total capital (to risk weighted assets)	13.90%
Tier 1 capital (to risk weighted assets)	13.18%
Tier 1 capital (to average assets)	7.40%

As of September 30, 2014, the Bank’s risk-based capital ratios were above the levels required for the Bank to be designated as “well capitalized” by the FDIC. To be designated as “well capitalized”, the minimum ratio requirements for the Bank’s total risk-based capital, Tier 1 risk-based capital, and Tier 1 to average assets (leverage) capital ratios must be 10.0%, 6.0% and 5.0%, respectively. The following table sets forth the Bank’s total risk-based capital, Tier 1 risk-based capital and Tier 1 to average assets (leverage) ratios as of September 30, 2014:

Bank Capital Ratios
Total capital (to risk weighted assets)	13.66%
Tier 1 capital (to risk weighted assets)	12.94%
Tier 1 capital (to average assets)	7.26%

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

3.3	Amended and Restated Bylaws of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 19, 2007)

4.1	Form of certificate representing shares of the Company’s common stock (incorporated by reference to Exhibit 4 to the Registration Statement)

10.1*	Amended and Restated Employment Agreement dated October 20, 2014 by and between W.R. Collier and Prosperity Bank

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive Financial Data

*	Filed with this Quarterly Report on Form 10-Q.
**	Furnished with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPERITY BANCSHARES, INC. ® (Registrant)

Date: 11/07/14	/S/ DAVID ZALMAN
David Zalman
Chairman and Chief Executive Officer

Date: 11/07/14	/S/ DAVID HOLLAWAY
David Hollaway
Chief Financial Officer