Form 10-K
period 2014-12-31
PROSPERITY BANCSHARES INC
filed 2015-03-02
CIK 1068851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of common stock held by non-affiliates as of June 30, 2014, based on the closing price of the common stock on the New York Stock Exchange on June 30, 2014 was approximately $4.11 billion.

As of February 18, 2015, the number of outstanding shares of common stock was 70,033,040.

Documents Incorporated by Reference:

Portions of the Company’s Proxy Statement relating to the 2015 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2014, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

PROSPERITY BANCSHARES, INC.®

2014 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1. BUSINESS

General

Prosperity Bancshares, Inc.®, a Texas corporation (the “Company”), was formed in 1983 as a vehicle to acquire the former Allied Bank in Edna, Texas which was chartered in 1949 as The First National Bank of Edna and is now known as Prosperity Bank. The Company is a registered financial holding company that derives substantially all of its revenues and income from the operation of its bank subsidiary, Prosperity Bank® (“Prosperity Bank®” or the “Bank”). The Bank provides a wide array of financial products and services to small and medium-sized businesses and consumers. As of December 31, 2014, the Bank operated 245 full service banking locations; 62 in the Houston area, including The Woodlands; 30 in the South Texas area, including Corpus Christi and Victoria; 36 in the Dallas/Fort Worth area; 22 in the East Texas area; 30 in the Central Texas area, including Austin and San Antonio; 34 in the West Texas area, including Lubbock, Midland-Odessa and Abilene; 16 in the Bryan/College Station area, 6 in the Central Oklahoma area and 9 in the Tulsa, Oklahoma area. The Company’s principal executive office is located at Prosperity Bank Plaza, 4295 San Felipe in Houston, Texas and its telephone number is (713) 693-9300. The Company’s website address is www.prosperitybankusa.com.

The Company’s market consists of the communities served by its banking centers. The diverse nature of the economies in each local market served by the Company provides the Company with a varied customer base and allows the Company to spread its lending risk throughout a number of different industries including professional service firms and their principals, manufacturing, tourism, recreation, petrochemicals, farming and ranching. The Company’s market areas outside of Houston, Dallas, Corpus Christi, San Antonio, Austin, Tulsa and Oklahoma City are dominated by either small community banks or branches of larger regional banks. Management believes that the Company, through its responsive customer service and community banking philosophy, combined with the sophistication of a larger regional bank holding company, has a competitive advantage in its market areas and excellent growth opportunities through acquisitions, new banking center locations and additional business development.

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

The Company grew through internal growth and the completion of the following acquisitions within the last ten years:

Acquired Entity	Acquired Bank	Completion Date	Number of Banking Centers As of December 31, 2014 (1)
Liberty Bancshares, Inc.	Liberty Bank, S.S.B.	2004	4
Village Bank and Trust, s.s.b.	Village Bank and Trust, s.s.b.	2004	1
First Capital Bankers, Inc.	FirstCapital Bank, s.s.b.	2005	20
Grapeland Bancshares, Inc.	First State Bank of Grapeland	2005	2
SNB Bancshares, Inc.	Southern National Bank of Texas	2006	6	(2)
Texas United Bancshares, Inc.	State Bank, GNB Financial, n.a., Gateway National Bank and Northwest Bank	2007	34
The Bank of Navasota	The Bank of Navasota	2007	1
Banco Popular, NA (6 branches)	N/A	2008	5
1st Choice Bancorp	1st Choice Bank	2008	1
Franklin Bank (from FDIC, as receiver) (3)	N/A	2008	33
U.S. Bank (3 branches)	N/A	2010	3
First Bank (19 branches)	N/A	2010	15
Texas Bankers, Inc.	Bank of Texas	2012	2
The Bank Arlington	The Bank Arlington	2012	1
American State Financial Corporation	American State Bank	2012	37
Community National Bank	Community National Bank	2012	1
East Texas Financial Services, Inc.	Firstbank	2013	4
Coppermark Bancshares, Inc.	Coppermark Bank	2013	6
FVNB Corp.	First Victoria National Bank	2013	20
F&M Bancorporation Inc.	The F&M Bank & Trust Company	2014	11

 ______________

(1)

The number of banking centers added does not include any locations of the acquired entity that were closed and consolidated with existing banking centers of the Company upon consummation of the transaction or closed after consummation of the transaction.

(2)	Included one banking center under construction at the time of consummation.
(3)

Assumed approximately $3.6 billion of deposits and acquired certain assets, including 33 banking centers, from the Federal Deposit Insurance Corporation (“FDIC”), acting in its capacity as receiver for Franklin Bank.

Recent Acquisitions

Acquisition of F&M Bancorporation Inc. – On April 1, 2014, the Company completed the acquisition of F&M Bancorporation Inc. (“FMBC”) and its wholly-owned subsidiary, The F&M Bank & Trust Company (collectively, “F&M”) headquartered in Tulsa, Oklahoma. F&M operated 13 banking locations: 9 in Tulsa, Oklahoma and surrounding areas; 3 in Dallas, Texas; and 1 loan production office in Oklahoma City, Oklahoma. The Company acquired FMBC to further expand its Oklahoma and Dallas, Texas area markets.

As of March 31, 2014, FMBC, on a consolidated basis, reported total assets of $2.41 billion, total loans of $1.74 billion and total deposits of $2.27 billion. Under the terms of the acquisition agreement, the Company issued 3,298,022 shares of Company common stock plus $34.2 million in cash for all outstanding shares of FMBC capital stock for total merger consideration of $252.4 million based on the Company’s closing stock price of $66.15. As of December 31, 2014, the Company recognized goodwill of $198.2 million which does not include subsequent fair value adjustments that are still being finalized. Additionally, the Company recognized $27.1 million of core deposit intangibles. For the year ended December 31, 2014, the Company incurred approximately $2.5 million of pre-tax merger related expenses in connection with the FMBC acquisition.

Recent Developments

As of December 31, 2014, the Company had $167.5 million in junior subordinated debentures outstanding that were issued to the Company’s unconsolidated subsidiary trusts or assumed by the Company in connection with an acquisition. The subsidiary trusts purchased the junior subordinated debentures from the Company using the proceeds from the sale of trust preferred securities to third party investors.  As of December 31, 2014, all $167.5 million of outstanding trust preferred securities of the Company were counted as Tier 1 capital in the calculation of the Company’s capital ratios. Under the new Basel III Capital Rules, 75% of trust preferred securities will be eliminated from Tier 1 capital beginning on January 1, 2015 and fully eliminated by the end of 2016.

Although the trust preferred securities are includable as Tier 2 capital under the Basel III Capital Rules, since December 31, 2014, the Company has redeemed $41.2 million of its outstanding junior subordinated debentures and provided irrevocable notice of its intent to redeem the remaining junior subordinated debentures during the first quarter of 2015. Prior to notifying the trustees of the applicable trusts, the Company advised the Federal Reserve Board of its redemption intent and timing, and the Federal Reserve Board had no objections to the redemptions. The Company has and intends to continue to fund the redemption of the trust preferred securities through dividends from the Bank.

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

The Company has invested heavily in its officers and associates by recruiting talented officers in its market areas and providing them with economic incentives in the form of stock-based compensation and bonuses based on cross-selling performance. The senior management team has substantial experience in the Houston, Dallas, Austin, Bryan/College Station, East Texas, Corpus Christi, West Texas, Oklahoma City and Tulsa markets and the surrounding communities in which the Company has a presence. Each banking center location is overseen by a local president or manager with knowledge of the community and lending expertise in the specific industries found in the community. The Company entrusts its banking center presidents and managers with authority and flexibility within general parameters with respect to product pricing and decision making in order to minimize the bureaucratic structure of larger banks. The Company operates each banking center as a separate profit center, maintaining separate data with respect to each banking center’s net interest income, efficiency ratio, deposit growth, loan growth and overall profitability. Banking center presidents and managers are accountable for performance in these areas and compensated accordingly. Each banking center has its own listed local business telephone number. Customers are served by a local banker with decision making authority.

As of December 31, 2014, the Company and the Bank had 3,096 full-time equivalent associates, 946 of whom were officers of the Bank. The Company provides medical and hospitalization insurance to its full-time associates. The Company considers its relations with associates to be good. Neither the Company nor the Bank is a party to any collective bargaining agreement.

Banking Activities

The Company, through the Bank, offers a variety of traditional loan and deposit products to its customers, which consist primarily of consumers and small and medium-sized businesses. The Bank tailors its products to the specific needs of customers in a given market. At December 31, 2014, the Bank maintained approximately 604,500 separate deposit accounts including certificates of deposit and 59,000 separate loan accounts. At December 31, 2014, noninterest-bearing demand deposits were 28.0% of the Bank’s total deposits. For the year ended December 31, 2014, the Company’s average cost of funds was 0.25% and the Company’s average cost of deposits (excluding all borrowings) was 0.23%.

The Company has been an active real estate lender, with commercial real estate and 1-4 family residential loans comprising 32.8% and 24.3%, respectively, of the Company’s total loans as of December 31, 2014. The Company also offers commercial loans, loans for automobiles and other consumer durables, home equity loans, debit and credit cards, internet banking and other cash management services, mobile banking, trust and wealth management, retail brokerage services, mortgage banking services and automated telephone banking. The Company offers businesses a broad array of loan products including term loans, lines of credit and loans for working capital, business expansion and the purchase of equipment and machinery; land development and interim construction loans for builders; and owner-occupied and non-owner occupied commercial real estate loans.

By offering certificates of deposit, interest checking accounts, savings accounts and overdraft protection at competitive rates, the Company gives its depositors a full range of traditional deposit products.

The Company also maintains a trust department with $1.43 billion in assets under management as of December 31, 2014, acquired in connection with the American State Bank (“ASB”) acquisition on July 1, 2012 and the First Victoria National Bank acquisition on November 1, 2013. The trust department provides trust services in the Company’s various market areas.

Business Strategies

The Company’s main objective is to increase deposits and loans internally, as well as through additional expansion opportunities and acquisitions, while maintaining efficiency, individualized customer service and maximizing profitability. To achieve this objective, the Company has employed the following strategic goals:

Continue Community Banking Emphasis. Although the Company has significantly grown in the last several years, it intends to continue operating as a community banking organization focused on meeting the specific needs of consumers and small and medium-sized businesses in its market areas. The Company provides a high degree of responsiveness combined with a wide variety of banking products and services. The Company staffs its banking centers with experienced bankers with lending expertise in the specific industries found in the given community, and gives them authority to make certain pricing and credit decisions, avoiding the bureaucratic structure of larger banks.

Expand Market Share Through Internal Growth and a Disciplined Acquisition Strategy. The Company intends to continue seeking opportunities, both inside and outside its existing markets, to expand either by acquiring existing banks or branches of banks or by establishing new banking centers. All of the Company’s acquisitions have been accretive to earnings within 12 months after acquisition date and generally have supplied the Company with relatively low-cost deposits which have been used to fund the Company’s lending and investing activities. However, the Company makes no guarantee that future acquisitions, if any, will be accretive to earnings within any particular time period. Factors used by the Company to evaluate expansion opportunities include (1) the similarity in management and operating philosophies, (2) whether the acquisition will be accretive to earnings and enhance shareholder value, (3) the ability to improve the efficiency ratio through economies of scale, (4) whether the acquisition will strategically expand the Company’s geographic footprint, and (5) the opportunity to enhance the Company’s market presence in existing market areas.

Increase Loan Volume and Diversify Loan Portfolio. While maintaining its conservative approach to lending, the Company has emphasized both new and existing loan products, focusing on managing its commercial real estate and commercial loan portfolios. The Company’s loan portfolio increased $1.47 billion during 2014, due primarily to the F&M acquisition combined with organic growth. From December 31, 2013 to December 31, 2014, the Company’s commercial and industrial loans increased from $1.28 billion to $1.81 billion, or 41.1%, and represented 16.5% and 19.5% of the total portfolio, respectively for the same period. Commercial real estate (including multifamily residential) increased from $2.75 billion to $3.03 billion, or 10.0%, and represented 35.2% and 32.8% of the total portfolio, as of December 31, 2013 and 2014, respectively. In addition, the Company targets business owners, professional service firms, including legal and medical practices, for loans secured by owner-occupied premises, working capital or equipment and personal loans to their principals.

Maintain Sound Asset Quality. The Company continues to maintain the sound asset quality that has been representative of its historical loan portfolio. As the Company continues to diversify and increase its lending activities and acquire loans in acquisitions, it may face higher risks of nonpayment and increased risks in the event of prolonged economic downturns. The Company intends to continue to employ the strict underwriting guidelines and comprehensive loan review process that have contributed to its low incidence of nonperforming assets and its minimal charge-offs in relation to its size.

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

The Company

The Company is a financial holding company pursuant to the Gramm-Leach-Bliley Act and a bank holding company registered under the Bank Holding Company Act of 1956, as amended (“BHCA”). Accordingly, the Company is subject to supervision, regulation and examination by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). The Gramm-Leach-Bliley Act, the BHCA and other federal laws subject financial and bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations. Further, since the Company has securities registered with the Securities and Exchange Commission and traded on the New York Stock Exchange, it is also subject to the supervision and regulation of these organizations.

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

Stress Testing. Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), in October 2012, the Federal Reserve Board published its final rules regarding company-run stress testing. The rules require institutions with average total consolidated assets greater than $10 billion, such as the Company and the Bank, to conduct an annual company-run stress test of capital and consolidated earnings and losses under one base and at least two stress scenarios provided by bank regulatory agencies. Pursuant to the rules, institutions with total consolidated assets between $10 billion and $50 billion use data as of September 30th and scenarios released by the agencies. The results of these stress tests must be reported to the agencies by March 31st of the following year. Public disclosure of summary stress test results under the severely adverse scenario will begin in June 2015 for stress tests using data from September 30, 2014. The Company’s capital ratios reflected in the stress test calculations will be an important factor considered by the Federal Reserve Board in evaluating the capital adequacy of the Company and the Bank and determining whether proposed payments of dividends or stock repurchases may be an unsafe or unsound practice.

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

Notwithstanding the foregoing, the Gramm-Leach-Bliley Act eliminated the barriers to affiliations among banks, securities firms, insurance companies and other financial service providers and permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The Gramm-Leach- Bliley Act defines “financial in nature” to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking. No regulatory approval will be required for a financial holding company, such as the Company, to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.

The Company’s financial holding company status depends upon it maintaining its status as “well capitalized” and “well managed” under applicable Federal Reserve Board regulations. If a financial holding company ceases to meet these requirements, the Federal Reserve Board may impose corrective capital and/or managerial requirements on the financial holding company and place limitations on its ability to conduct the broader financial activities permissible for financial holding companies. Until the financial holding company returns to compliance, it may not acquire a company engaged in such financial activities without prior approval of the Federal Reserve Board. In addition, the Federal Reserve Board may require divestiture of the holding company’s depository institutions and/or its non-bank subsidiaries if the deficiencies persist.

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

Capital Adequacy Requirements in Effect as of December 31, 2014. The federal regulatory agencies risk-based capital guidelines in effect as of December 31, 2014 were based upon the 1998 capital accord (“Basel I”) of the Basel Committee on Banking Supervision (“Basel Committee”). The previous system of capital adequacy requirements of the Federal Reserve Board used risk-based capital guidelines under a two-tier capital framework to evaluate the capital adequacy of bank holding companies. Tier 1 capital generally consisted of common stockholders’ equity, retained earnings, a limited amount of qualifying perpetual preferred stock, qualifying trust preferred securities and noncontrolling interests in the equity accounts of consolidated subsidiaries, less goodwill and certain intangibles.  Tier 2 capital generally consisted of certain hybrid capital instruments and perpetual debt, mandatory convertible debt securities and a limited amount of subordinated debt, qualifying preferred stock, loan loss allowance, and unrealized holding gains on certain equity securities.

Under the previous guidelines, specific categories of assets were assigned different risk weights, based generally on the perceived credit risk of the asset. These risk weights were multiplied by corresponding asset balances to determine a “risk-weighted” asset base. The guidelines required a minimum ratio of total capital to total risk-weighted assets of 8.0% (of which at least 4.0% is required to consist of Tier 1 capital elements). Total capital was the sum of Tier 1 and Tier 2 capital. As of December 31, 2014, the Company’s ratio of Tier 1 capital to total risk-weighted assets was 13.80% and its ratio of total capital to total risk-weighted assets was 14.56%. Risk-weighted assets excluded intangible assets such as goodwill and core deposit intangibles.

In addition to the risk-based capital guidelines, the Federal Reserve Board used a leverage ratio as an additional tool to evaluate the capital adequacy of bank holding companies. The leverage ratio was a company’s Tier 1 capital divided by its average total consolidated assets. Certain highly-rated bank holding companies could have maintained a minimum leverage ratio of 3.0%, but other bank holding companies, especially those that were active acquirors like the Company, were required to maintain a leverage ratio of at least 4.0%. As of December 31, 2014, the Company’s leverage ratio was 7.69%.

Basel III Capital Adequacy Requirements Effective January 1, 2015. In July 2013, the Federal Reserve Board and the FDIC published the Basel III Capital Rules establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee’s December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including the Company and the Bank, under the previous U.S. risk-based capital rules. The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Basel III Capital Rules also address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replace the existing risk-weighting approach, which was derived from the Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 “Basel II” capital accords. The Basel III Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules. The Basel III Capital Rules became effective for the Company and the Bank on January 1, 2015, subject to a phase-in period for certain provisions.

The Basel III Capital Rules, among other things, (1) introduce a new capital measure called “Common Equity Tier 1” (“CET1”), (2) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (3) define CET1 narrowly by requiring that most deductions/ adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (4) expand the scope of the deductions/adjustments as compared to existing regulations.

The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Under the capital standards in effect as of December 31, 2014, the effects of accumulated other comprehensive income items included in capital were excluded for the purposes of determining regulatory capital ratios. Under the Basel III Capital Rules, the effects of certain accumulated other comprehensive items are not excluded; however, non-advanced approaches banking organizations, including the Company and the Bank, may make a one-time permanent election to continue to exclude these items. The Company and the Bank intend to make this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of the Company’s available-for-sale securities portfolio. The Basel III Capital Rules also preclude certain hybrid securities, such as trust preferred securities, as Tier 1 capital of bank holding companies, subject to phase-out.

The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have any current applicability to the Company or the Bank.

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

Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and will be phased-in over a four-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019).

The initial minimum capital ratios under the Basel III Capital Rules that became effective as of January 1, 2015 are (1) 4.5% CET1 to risk-weighted assets, (2) 6.0% Tier 1 capital to risk-weighted assets, (3) 8.0% Total capital to risk-weighted assets, and (4) 4.0% Tier 1 capital to average quarterly assets. If applied at December 31, 2014, management estimates that the Company would have exceeded these initial minimum capital ratio requirements under the Basel III Capital Rules. Although the risk-based capital ratios under the Basel III Capital Rules are referred to with the same name as those in effect at December 31, 2014, the method of risk weighting has changed as explained below.

When fully phased in on January 1, 2019, the Basel III Capital Rules will require the Company to maintain (1) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% CET1 ratio as that buffer is phased in, effectively resulting in a minimum ratio of CET1 to risk-weighted assets of at least 7.0% upon full implementation), (2) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio as that buffer is phased in, effectively resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation), (3) a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (4) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average quarterly assets.

With respect to the Bank, the Basel III Capital Rules also revise the “prompt corrective action” regulations as discussed below under “The Bank - Corrective Measures for Capital Deficiencies.”

The Basel III Capital Rules prescribe a standardized approach for risk weightings that expand the risk-weighting categories from the previous four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories. In addition, the Basel III Capital Rules provide more advantageous risk weights for derivatives and repurchase-style transactions cleared through a qualifying central counterparty and increase the scope of eligible guarantors and eligible collateral for purposes of credit risk mitigation.

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

Liquidity Requirements. Historically, regulation and monitoring of bank and bank holding company liquidity has been addressed as a supervisory matter, without required formulaic measures. The Basel III liquidity framework requires banks and bank holding companies to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, are now required by regulation.

One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that a banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other test, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements will provide banking entities with incentives to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source. In September 2014, the federal banking agencies approved final rules implementing (1) the LCR for advanced approaches banking organizations (i.e., banking organizations with $250 billion or more in total consolidated assets or $10 billion or more in total on-balance sheet foreign exposure) and (2) a modified version of the LCR for bank holding companies with at least $50 billion in total consolidated assets that are not advanced approach banking organizations. Neither rule applies to the Company or the Bank. The federal banking agencies have not yet proposed rules to implement the NSFR or addressed the scope of banking organizations to which it will apply. The Basel Committee’s final NSFR document states that the NSFR applies to internationally active banks, as did its final LCR document with respect to that ratio.

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

In addition, a person may not acquire 25% (5% in the case of an acquiror that is a bank holding company) or more of a bank holding company’s or bank’s voting securities, or otherwise obtain control or a controlling influence over a bank holding company or bank without the approval of the Federal Reserve Board. In 2008, the Federal Reserve Board issued a policy statement on equity investments in bank holding companies and banks, which allows the Federal Reserve Board to generally be able to conclude that an entity’s investment is not “controlling” if the entity does not own in excess of 15% of the voting power and 33% of the total equity of the bank holding company or bank. Depending on the nature of the overall investment and the capital structure of the banking organization, the Federal Reserve Board will permit, based on the policy statement, noncontrolling investments in the form of voting and nonvoting shares that represent in the aggregate (1) less than one-third of the total equity of the banking organization (and less than one-third of any class of voting securities, assuming conversion of all convertible nonvoting securities held by the entity) and (2) less than 15% of any class of voting securities of the banking organization.

The Volcker Rule. The Dodd-Frank Act amends the BHCA to require the federal financial regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain hedge funds and private equity funds. The Volcker Rule became effective on July 21, 2012, and provided for a two-year “conformance period” for financial institutions to conform their proprietary trading and covered funds activities. However, when the final rules were adopted, the Federal Reserve Board extended the conformance period one year to July 21, 2015. While the Company is continuing to evaluate the impact of the Volcker Rule and the final rules adopted thereunder, the Company does not currently anticipate that the Volcker Rule will have any effect on the operations of the Company.

The Bank

The Bank is a Texas-chartered banking association, the deposits of which are insured by the DIF of the FDIC. The Bank is not a member of the Federal Reserve System; therefore, the Bank is subject to supervision and regulation by the FDIC and the Texas Department of Banking. Such supervision and regulation subject the Bank to special restrictions, requirements, potential enforcement actions and periodic examination by the FDIC and the Texas Department of Banking. Because the Federal Reserve Board regulates the Company, the Federal Reserve Board also has supervisory authority which affects the Bank. Further, because the Bank had total assets of over $10 billion as of December 31, 2014, the Bank is subject to supervision and regulation by the Consumer Financial Protection Bureau (“CFPB”). The CFPB is responsible for implementing, examining and enforcing compliance with federal consumer protection laws.

Equivalence to National Bank Powers. The Texas Constitution, as amended in 1986, provides that a Texas-chartered bank has the same rights and privileges that are or may be granted to national banks domiciled in Texas. To the extent that the Texas laws and regulations may have allowed state-chartered banks to engage in a broader range of activities than national banks, the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) has operated to limit this authority. FDICIA provides that no state bank or subsidiary thereof may engage as principal in any activity not permitted for national banks, unless the institution complies with applicable capital requirements and the FDIC determines that the activity poses no significant risk to the DIF. In general, statutory restrictions on the activities of banks are aimed at protecting the safety and soundness of depository institutions.

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

Consumer Financial Protection. The Bank is subject to a number of federal and state consumer protection laws that extensively govern its relationship with its customers. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Service Members Civil Relief Act and these laws’ respective state-law counterparts, as well as state usury laws and laws regarding unfair and deceptive acts and practices. These and other federal laws, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive and abusive practices, restrict the Bank's ability to raise interest rates and subject the Bank to substantial regulatory oversight. Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees. Federal bank regulators, state attorneys general and state and local consumer protection agencies may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions, customer rescission rights, action by the state and local attorneys general in each jurisdiction in which the Bank operates and civil money penalties. Failure to comply with consumer protection requirements may also result in the Bank’s failure to obtain any required bank regulatory approval for merger or acquisition transactions the Bank may wish to pursue or its prohibition from engaging in such transactions even if approval is not required.

The Dodd-Frank Act established the CFPB, which has supervisory authority over depository institutions with total assets of $10 billion or greater. The CFPB focuses its supervision and regulatory efforts on (1) risks to consumers and compliance with the federal consumer financial laws when it evaluates the policies and practices of a financial institution; (2) the markets in which firms operate and risks to consumers posed by activities in those markets; (3) depository institutions that offer a wide variety of consumer financial products and services; (4) certain depository institutions with a more specialized focus; and (5) non-depository companies that offer one or more consumer financial products or services.

The CFPB has broad rulemaking authority for a wide range of consumer financial laws that apply to all banks, including, among other things, the authority to prohibit “unfair, deceptive or abusive” acts and practices. Abusive acts or practices are defined as those that materially interfere with a consumer’s ability to understand a term or condition of a consumer financial product or service or take unreasonable advantage of a consumer’s (1) lack of financial savvy, (2) inability to protect himself in the selection or use of consumer financial products or services, or (3) reasonable reliance on a covered entity to act in the consumer’s interests. The CFPB can issue cease-and-desist orders against banks and other entities that violate consumer financial laws. The CFPB may also institute a civil action against an entity in violation of federal consumer financial law in order to impose a civil penalty or injunction. The CFPB has examination and enforcement authority over all banks with more than $10 billion in assets, as well as their affiliates.

Examinations. The FDIC periodically examines and evaluates state non-member banks. The Texas Department of Banking also conducts examinations of state banks, but may accept the results of a federal examination in lieu of conducting an independent examination. In addition, the FDIC and Texas Department of Banking may elect to conduct a joint examination. Further, because the Bank has total assets of over $10 billion as of December 31, 2014, the CFPB has examination authority with respect to the Bank’s compliance with federal consumer protection laws. Compliance with consumer protection laws will be considered when banking regulators are asked to approve a proposed transaction.

Capital Adequacy Requirements. The FDIC has adopted regulations establishing minimum requirements for the capital adequacy of insured institutions. The FDIC may establish higher minimum requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk. The previous capital adequacy requirements recently changed as a result of the Basel III Capital Rules as described above in “Basel III Capital Adequacy Requirements Effective as of January 1, 2015.”

The FDIC’s previous risk-based capital guidelines generally required state banks to have a minimum ratio of Tier 1 capital to total risk-weighted assets of 4.0% and a ratio of total capital to total risk-weighted assets of 8.0%. The capital categories had the same definitions for the Bank as for the Company. As of December 31, 2014, the Bank’s ratio of Tier 1 capital to total risk-weighted assets was 13.46% and its ratio of total capital to total risk-weighted assets was 14.22%.

The FDIC’s leverage guidelines required state banks to maintain Tier 1 capital of no less than 4.0% of average total assets, except in the case of certain highly rated banks for which the requirement is 3.0% of average total assets. The Texas Department of Banking has issued a policy which generally requires state chartered banks to maintain a leverage ratio (defined in accordance with federal capital guidelines) of 5.0%. As of December 31, 2014, the Bank’s ratio of Tier 1 capital to average total assets (leverage ratio) was 7.50%.

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

●

A bank is “well capitalized” if it has a total risk-based capital ratio of 10.0% or higher; a CET1 capital ratio of 6.5% or higher (not applicable prior to January 1, 2015); a Tier 1 risk-based capital ratio of 8.0% or higher (6.0% prior to January 1, 2015); a leverage ratio of 5.0% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure.

●

A bank is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or higher; a CET1 capital ratio of 4.5% or higher (not applicable prior to January 1, 2015); a Tier 1 risk-based capital ratio of 6.0% or higher (4.0% prior to January 1, 2015); a leverage ratio of 4.0% or higher; and does not meet the criteria for a well capitalized bank.

●

A bank is “under capitalized” if it has a total risk-based capital ratio of less than 8.0%; a CET1 capital ratio less than 4.5% (not applicable prior to January 1, 2015); a Tier 1 risk-based capital ratio of less than 6.0% (4.0% prior to January 1, 2015) or a leverage ratio of less than 4.0%.

●

A bank is “significantly under capitalized” if it has a total risk-based capital ratio of less than 6.0%; a CET1 capital ratio less than 3.0% (not applicable prior to January 1, 2015); a Tier 1 risk-based capital ratio of less than 4.0% (3.0% prior to January 1, 2015) or a leverage ratio of less than 3.0%.

●	A bank is “critically under capitalized” if it has tangible equity equal to or less than 2.0% of average quarterly tangible assets.

At December 31, 2014, the Bank was classified as “well-capitalized” for purposes of the FDIC’s prompt corrective action regulations in effect as of such date. Management estimates that, as of December 31, 2014, the Bank would be classified as “well-capitalized” under the Basel III Capital Rules for purposes of the FDIC’s prompt corrective action regulations.

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

Deposit Insurance Assessments. Substantially all of the deposits of the Bank are insured up to applicable limits (currently $250,000) by the DIF, and the Bank must pay deposit insurance assessments to the FDIC for such deposit insurance protection. The FDIC maintains the DIF by designating a required reserve ratio. If the reserve ratio falls below the designated level, the FDIC must adopt a restoration plan that provides that the DIF will return to an acceptable level generally within five years. The designated reserve ratio is currently set at 2.00%. The FDIC has the discretion to price deposit insurance according to the risk for all insured institutions regardless of the level of the reserve ratio.

The DIF reserve ratio is maintained by assessing depository institutions an insurance premium based upon certain statutory factors. Under its current regulations, the FDIC imposes assessments for deposit insurance according to a depository institution’s ranking in one of four risk categories based upon supervisory and capital evaluations. The assessment rate for an individual institution is determined according to a formula based on a combination of weighted average CAMELS component ratings, financial ratios and, for institutions that have long-term debt ratings, the average ratings of its long-term debt. On February 7, 2011, the FDIC approved a final rule that amended the then-existing DIF restoration plan and implemented certain provisions of the Dodd-Frank Act. As of April 1, 2011, the assessment base is determined using average consolidated total assets minus average tangible equity rather than the prior assessment base of adjusted domestic deposits. Since the change resulted in a much larger assessment base, the final rule also lowered the assessment rates in order to keep the total amount collected from financial institutions relatively unchanged from the amounts previously collected.

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

Interchange Fees. Under the Durbin Amendment to the Dodd-Frank Act, the Federal Reserve Board adopted rules establishing standards for assessing whether the interchange fees that may be charged with respect to certain electronic debit transactions are “reasonable and proportional” to the costs incurred by issuers for processing such transactions. Interchange fees, or “swipe” fees, are charges that merchants pay to the Bank and other card-issuing banks for processing electronic payment transactions. Federal Reserve Board rules applicable to financial institutions that have assets of $10 billion or more provide that the maximum permissible interchange fee for an electronic debit transaction is the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction. An upward adjustment of no more than 1 cent to an issuer's debit card interchange fee is allowed if the card issuer develops and implements policies and procedures reasonably designed to achieve certain fraud-prevention standards. The Federal Reserve Board also has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product.

Concentrated Commercial Real Estate Lending Regulations. The federal banking agencies, including the FDIC, have promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (1) total reported loans for construction, land development and other land represent 100% or more of total capital or (2) total reported loans secured by multifamily and non-farm residential properties and loans for construction, land development and other land represent 300% or more of total capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. Owner occupied loans are excluded from this second category. If a concentration is present, management must employ heightened risk management practices that address the following key elements: including board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending.

Community Reinvestment Act. The Community Reinvestment Act of 1977 (“CRA”) and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks. These regulations also provide for regulatory assessment of a bank’s record in meeting the needs of its service area when considering applications to establish branches, merger applications and applications to acquire the assets and assume the liabilities of another bank. The Financial Institutions Reform, Recovery, and Enforcement Act (“FIRREA”) requires federal banking agencies to make public a rating of a bank’s performance under the CRA. In the case of a bank holding company, the CRA performance record of the banks involved in the transaction are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction.

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

Office of Foreign Assets Control Regulation. The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These are typically known as the “OFAC” rules based on their administration by the U.S. Treasury Department Office of Foreign Assets Control (“OFAC”). The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (1) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (2) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.

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

Incentive Compensation. In June 2010, the Federal Reserve Board, OCC and FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (1) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (2) be compatible with effective internal controls and risk management, and (3) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. These three principles are incorporated into proposed joint compensation regulations proposed by the federal banking agencies under the Dodd-Frank Act. The regulations have not been finalized, but as proposed, would impose limitations on the manner in which the Company may structure compensation for its executives.

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

The Company’s success depends primarily on the general economic conditions of the primary markets in Texas and Oklahoma in which it operates and where its loans are concentrated. The local economic conditions in Texas and Oklahoma have a significant impact on the Company’s commercial, real estate and construction, land development and other land loans, the ability of its borrowers to repay their loans and the value of the collateral securing these loans. Accordingly, if the population or income growth in the Company’s market areas is slower than projected, income levels, deposits and housing starts could be adversely affected and could result in a reduction of the Company’s expansion, growth and profitability. While Texas and Oklahoma fared well through the Great Recession, if prolonged, the recent decline in oil prices may negatively impact economic conditions in these areas. If the Company’s market areas experience a downturn or a recession for a prolonged period of time, the Company could experience significant increases in nonperforming loans, which could lead to operating losses, impaired liquidity and eroding capital. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreaks of hostilities or other international or domestic calamities, unemployment or other factors could impact these local economic conditions and could negatively affect the Company’s financial condition, results of operations and cash flows.

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

Changes in monetary policy, including changes in interest rates, could influence the interest the Company receives on loans and securities and the amount of interest it pays on deposits and borrowings, and could also affect (1) the Company’s ability to originate loans and obtain deposits, (2) the fair value of the Company’s financial assets and liabilities and (3) the average duration of the Company’s mortgage-backed securities portfolio. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Company’s net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments decrease more quickly than the interest rates paid on deposits and other borrowings. Further, the Company’s assets and liabilities may react differently to changes in overall market rates or conditions because there may be mismatches between the repricing or maturity characteristics of the assets and liabilities. Any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Approximately 75.1% of the Company’s total loans as of December 31, 2014 consisted of loans included in the real estate loan portfolio, with 36.7% in commercial real estate (including farmland and multifamily residential), 27.3% in residential real estate (including home equity) and 11.1% in construction, land development and other land loans. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A weakening of the real estate market in the Company’s primary market areas could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing the loans and the value of real estate owned by the Company. If real estate values decline, it is also more likely that the Company would be required to increase its allowance for credit losses, which could adversely affect its financial condition, results of operations and cash flows.

The Company’s commercial real estate and commercial loans expose it to increased credit risks, and these risks will increase if the Company succeeds in increasing these types of loans.

The Company, while maintaining its conservative approach to lending, has emphasized both new and existing loan products, focusing on managing its commercial real estate (including farmland and multifamily residential) and commercial loan portfolios, and intends to continue to increase its lending activities and acquire loans in possible future acquisitions. As a result, commercial real estate and commercial loans as a proportion of its portfolio could increase. As of December 31, 2014, commercial real estate (including farmland and multifamily residential) and commercial loans totaled $5.20 billion. In general, commercial real estate loans and commercial loans yield higher returns and often generate a deposit relationship, but also pose greater credit risks than do owner-occupied residential real estate loans. These types of loans are also typically larger than residential real estate loans. Accordingly, the deterioration of one or several of these loans could cause a significant increase in nonperforming loans, which could result in a loss of earnings from these loans and an increase in the provision for credit losses and net charge-offs.

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

As a lender, the Company is exposed to the risk that its loan customers may not repay their loans according to the terms of these loans and the collateral securing the payment of these loans may be insufficient to fully compensate the Company for the outstanding balance of the loan plus the costs to dispose of the collateral. The Company maintains an allowance for credit losses in an attempt to cover estimated losses inherent in its loan portfolio. Additional credit losses will likely occur in the future and may occur at a rate greater than the Company has experienced to date. The determination of the appropriate level of the allowance inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks, future trends and general economic conditions, all of which may undergo material changes. If the Company’s assumptions prove to be incorrect or if it experiences significant credit losses in future periods, its current allowance may not be sufficient to cover actual credit losses and adjustments may be necessary to allow for different economic conditions or adverse developments in its loan portfolio. A material addition to the allowance could cause net income, and possibly capital, to decrease.

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

The Company determines impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in the Company’s results of operations in the periods in which they become known. At December 31, 2014, the Company’s goodwill totaled $1.87 billion. While the Company has not recorded any such impairment charges since it initially recorded the goodwill, there can be no assurance that the Company’s future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on its financial condition and results of operations.

The Company’s accounting estimates and risk management processes rely on analytical and forecasting models and tools.

The processes the Company uses to estimate its probable credit losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on the Company’s financial condition and results of operations, depends upon the use of analytical and forecasting models and tools. These models and tools reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are accurate, the models and tools may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. Any such failure in the Company’s analytical or forecasting models and tools could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The Company may need to raise additional capital in the future to provide it with sufficient capital resources and liquidity to meet regulatory capital requirements or its commitments and business needs. In addition, the Company may elect to raise additional capital to support its business or to finance acquisitions, if any. The Company’s ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of its control, and its financial performance.

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

The Company relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems, whether caused by physical damage, hackers, viruses or other malware, could jeopardize the security of information stored in and transmitted through the Company’s computer systems and network infrastructure as well as result in failures or disruptions in the Company’s customer relationship management, general ledger, deposits, servicing or loan origination systems. While the Company maintains specific “cyber” insurance coverage, which would apply in the event of various breach scenarios, the amount of coverage may not be adequate in any particular case. In addition, cyber threat scenarios are inherently difficult to predict and can take many forms, some of which may not be covered under the Company’s cyber insurance coverage. Although the Company, with the help of third-party service providers, has and intends to continue to implement security technology and operational procedures to prevent such damage, there can be no assurance that these security measures will entirely mitigate these risks. In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms the Company and its third- party service providers use to protect client transaction data. The occurrence of any such failures, interruptions or security breaches could damage the Company’s reputation, result in a loss of customer business, subject the Company to additional regulatory scrutiny or expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company’s results of operations, financial condition and cash flows.

The Company is subject to certain risks in connection with its use of technology.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. The Company’s future success depends in part upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands for convenience as well as create additional efficiencies in its operations. Many of the Company’s competitors have substantially greater resources to invest in technological improvements. The Company may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers, which may negatively affect the Company’s results of operations, financial condition and cash flows. Further, as technology advances, the ability to initiate transactions and access data has become more widely distributed among mobile devices, personal computers, automated teller machines, remote deposit capture sites and similar access points. These technological advances increase cybersecurity risk. While the Company maintains programs intended to prevent or limit the effects of cybersecurity risk, there is no assurance that unauthorized transactions or unauthorized access to customer information will not occur. The financial, reputational and regulatory impact of unauthorized transactions or unauthorized access to customer information could be significant.

The Company’s operations rely on external vendors.

The Company relies on certain external vendors to provide products and services necessary to maintain day-to-day operations of the Company. These third parties provide key components of the Company’s business operations such as data processing, recording and monitoring transactions, online banking interfaces and services, Internet connections and network access. While the Company has selected these third-party vendors carefully, it does not control their actions. Any complications caused by these third parties, including those resulting from disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, cyber-attacks and security breaches at a vendor, failure of a vendor to provide services for any reason or poor performance of services, could adversely affect the Company’s ability to deliver products and services to its customers and otherwise conduct its business. Financial or operational difficulties of a third-party vendor could also hurt the Company’s operations if those difficulties interfere with the vendor's ability to provide services. Furthermore, the Company’s vendors could also be sources of operational and information security risk, including from breakdowns or failures of their own systems or capacity constraints. Replacing these third-party vendors could also create significant delay and expense. Problems caused by external vendors could be disruptive to the Company’s operations, which could have a material adverse impact on the Company’s business and, in turn, the Company’s financial condition and results of operations.

The Company’s business may be adversely affected by security breaches at third parties.

The Company’s customers interact with their own and other third party systems, which pose operational risks to the Company. The Company may be adversely affected by data breaches at retailers and other third parties who maintain data relating to the Company’s customers that involve the theft of customer data, including the theft of customers' debit card, credit card, wire transfer and other identifying and/or access information used to make purchases or payments at such retailers and to other third parties. Despite third-party security risks that are beyond the Company’s control, the Company offers its customers protection against fraud and attendant losses for unauthorized use of debit and credit cards in order to stay competitive in the marketplace. Offering such protection to customers exposes the Company to significant expenses and potential losses related to reimbursing the Company’s customers for fraud losses, reissuing the compromised cards and increased monitoring for suspicious activity. In the event of a data breach at one or more retailers of considerable magnitude, the Company’s business, financial condition and results of operations may be adversely affected.

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

The Dodd-Frank Act, enacted in July 2010, instituted major changes to the banking and financial institutions regulatory regimes in light of the performance of and government intervention in the financial services sector during the several years prior to the implementation of such Act. Additional legislation and regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could significantly affect the Company’s powers, authority and operations, or the powers, authority and operations of the Bank in substantial and unpredictable ways. Further, regulators have significant discretion and power to prevent or remedy unsafe or unsound practices or violations of laws by banks and bank holding companies in the performance of their supervisory and enforcement duties. The exercise of this regulatory discretion and power could have a negative impact on the Company. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s risk management framework may not be effective in identifying, managing or mitigating risks and/or losses to it.

The Company has implemented a risk management framework to identify and manage its risk exposure. This framework is comprised of various processes, systems and strategies, and is designed to manage the types of risk to which the Company is subject, including, among others, credit, market, liquidity, operational, financial, interest rate, legal and regulatory, compliance, strategic, reputation, fiduciary and general economic risks. The Company’s framework also includes financial or other modeling methodologies, which involves management assumptions and judgment. In addition, under this framework, the Company has developed a risk appetite statement to detail its risk tolerance levels at an enterprise-wide level. There is no assurance that this risk management framework will be effective under all circumstances or that it will adequately identify, manage or mitigate any risk or loss to the Company. If this framework is not effective, the Company may be subject to potentially adverse regulatory consequences and could suffer unexpected losses and its financial condition or results of operations could be materially adversely affected.

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

As of December 31, 2014, the Company had $167.5 million in junior subordinated debentures outstanding that were issued to the Company’s unconsolidated subsidiary trusts or assumed by the Company in connection with an acquisition. Since that date, the Company has redeemed $41.2 million of the junior subordinated debentures and provided irrevocable notice of its intent to redeem the remaining junior subordinated debentures. The subsidiary trusts purchased the junior subordinated debentures from the Company using the proceeds from the sale of trust preferred securities to third party investors. Payments of the principal and interest on the trust preferred securities are conditionally guaranteed by the Company to the extent not paid or made by each trust, provided the trust has funds available for such obligations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2014, the Company conducted business at 245 full-service banking centers. The Company’s principal executive office is located at Prosperity Bank Plaza, 4295 San Felipe, in the Galleria area in Houston, Texas. The Company also owns or leases other facilities in which its banking centers are located as listed below by geographical market area. The expiration dates of the leases range from 2015 to 2040 and do not include renewal periods which may be available at the Company’s option.

The following table sets forth specific information regarding the banking centers located in each of the Company’s geographical market areas at December 31, 2014:

Geographical Area	Number of Banking Centers	Number of Leased Banking Centers	Deposits at December 31, 2014
	(dollars in thousands)
Bryan/College Station area	16	-	$1,141,000
Houston area	62	14	5,017,217
Central Texas area	30	4	1,393,366
Dallas/Fort Worth area	36	9	1,608,777
East Texas area	22	-	740,650
West Texas area	34	6	2,396,717
South Texas area	30	4	2,630,551
Central Oklahoma area	6	2	859,890
Tulsa Oklahoma area	9	2	1,904,990
	245	41	$17,693,158

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices

The Company’s common stock is listed on the New York Stock Exchange under the symbol “PB.” As of February 18, 2015, there were 70,033,040 shares outstanding and 3,394 shareholders of record. The number of beneficial owners is unknown to the Company at this time.

The following table presents the high and low intra-day sales prices for the common stock as reported by the New York Stock Exchange:

2014	High	Low
Fourth Quarter	$61.15	$52.62
Third Quarter	63.73	55.99
Second Quarter	67.49	56.04
First Quarter	67.68	59.75

2013	High	Low
Fourth Quarter	$65.49	$61.18
Third Quarter	62.00	51.85
Second Quarter	52.40	44.33
First Quarter	47.56	42.38

Dividends

Holders of common stock are entitled to receive dividends when, as and if declared by the Company’s Board of Directors out of funds legally available therefor. While the Company has declared dividends on its common stock since 1994, and paid quarterly dividends aggregating $0.9925 per share for 2014 and $0.8850 per share for 2013, there is no assurance that the Company will continue to pay dividends in the future. Future dividends on the common stock will depend upon the Company’s earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, the Company’s ability to service any equity or debt obligations senior to the common stock and other factors deemed relevant by the Board of Directors of the Company.

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

The cash dividends declared per share by quarter (and paid on the first business day of the subsequent quarter) for the Company’s last two fiscal years were as follows:

	2014	2013
Fourth Quarter	$0.2725	$0.2400
Third Quarter	0.2400	0.2150
Second Quarter	0.2400	0.2150
First Quarter	0.2400	0.2150

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2014, the Company had outstanding stock options granted under its 1998 and 2004 stock award plans and restricted stock issued under its 2004 and 2012 stock award plans, all of which were approved by the Company’s shareholders. The following table provides information as of December 31, 2014 regarding the Company’s equity compensation plans under which the Company’s equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	53,205	$27.68	1,239,957	(1)
Equity compensation plans not approved by security holders	-	-	-
	53,205	$27.68	1,239,957

____________

(1)	All of these awards are available under the Company’s 2012 Stock Incentive Plan. The Company’s other stock award plans have expired, and no new awards may be issued thereunder.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Performance Graph

The following Performance Graph compares the cumulative total shareholder return on the Company’s common stock for the period beginning at the close of trading on December 31, 2009 to December 31, 2014, with the cumulative total return of the S&P 500 Total Return Index and the Nasdaq Bank Index for the same period. Dividend reinvestment has been assumed. The Performance Graph assumes $100 invested on December 31, 2009 in the Company’s common stock, the S&P 500 Total Return Index and the Nasdaq Bank Index. The historical stock price performance for the Company’s common stock shown on the graph below is not necessarily indicative of future stock performance.

	12/09	12/10	12/11	12/12	12/13	12/14

Prosperity Bancshares, Inc.	$100.00	$98.79	$103.38	$109.61	$168.16	$149.31
S&P 500	100.00	115.06	117.49	136.30	180.44	205.14
NASDAQ Bank	100.00	115.72	104.50	122.51	173.89	182.21

Copyright© 2015 Standard & Poor's, a division of The McGraw-Hill Companies Inc. All rights reserved. (www.researchdatagroup.com/S&P.htm)

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data of the Company for, and as of the end of, each of the years in the five-year period ended December 31, 2014, is derived from and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K.

	As of and for the Years Ended December 31,
	2014(1)		2013(1)	2012(1)	2011	2010(1)
	(In thousands, except per share data)
Income Statement Data:
Interest income	$714,795		$539,297	$419,842	$371,908	$384,537
Interest expense	43,641		40,471	39,136	45,240	66,389
Net interest income	671,154		498,826	380,706	326,668	318,148
Provision for credit losses	18,275		17,240	6,100	5,200	13,585
Net interest income after provision for credit losses	652,879		481,586	374,606	321,468	304,563
Noninterest income	122,872		95,427	75,535	56,043	53,833
Noninterest expense	330,002		247,196	198,457	163,745	166,594
Income before taxes	445,749		329,817	251,684	213,766	191,802
Provision for income taxes	148,308		108,419	83,783	72,017	64,094
Net income	$297,441		$221,398	$167,901	$141,749	$127,708

Per Share Data:
Basic earnings per share	$4.32		$3.66	$3.24	$3.03	$2.74
Diluted earnings per share	4.32		3.65	3.23	3.01	2.73
Book value per share	46.50		42.19	37.02	33.41	31.11
Cash dividends declared per share	0.9925		0.8850	0.8000	0.7200	0.6400
Dividend payout ratio	22.99%		24.41%	24.74%	23.80%	23.37%
Weighted average shares outstanding (basic)	68,855		60,421	51,794	46,846	46,621
Weighted average shares outstanding (diluted)	68,911		60,578	51,941	47,017	46,832
Shares outstanding at end of period	69,780		66,048	56,447	46,910	46,684

Balance Sheet Data (at period end):
Total assets	$21,507,733		$18,642,028	$14,583,573	$9,822,671	$9,476,572
Securities	9,045,776		8,224,448	7,442,065	4,658,936	4,617,116
Loans	9,244,183		7,775,221	5,179,940	3,765,906	3,485,023
Allowance for credit losses	80,762		67,282	52,564	51,594	51,584
Total goodwill and intangibles	1,933,138		1,713,569	1,243,321	945,533	953,034
Other real estate owned	3,237		7,299	7,234	8,328	11,053
Total deposits	17,693,158		15,291,271	11,641,844	8,060,254	7,454,920
Federal funds purchased and other borrowings	8,724		10,689	256,753	12,790	374,433
Junior subordinated debentures	167,531	(2)	124,231	85,055	85,055	92,265
Total shareholders’ equity	3,244,826		2,786,818	2,089,389	1,567,265	1,452,339

 (Table continued on next page)

	As of and for the Years Ended December 31,
	2014(1)	2013(1)	2012(1)	2011	2010(1)
	(In thousands, except per share data)
Average Balance Sheet Data:
Total assets	$20,596,929	$16,255,914	$12,432,666	$9,628,884	$9,278,380
Securities	8,723,011	7,932,782	6,364,917	4,625,833	4,508,918
Loans	8,988,069	6,202,897	4,514,171	3,648,701	3,394,502
Allowance for credit losses	72,714	57,001	51,770	51,871	52,151
Total goodwill and intangibles	1,853,350	1,395,323	1,078,804	949,273	940,080
Total deposits	16,690,344	12,764,302	9,748,843	7,751,196	7,532,739
Junior subordinated debentures	154,902	91,584	85,055	86,557	92,265
Total shareholders’ equity	3,080,324	2,378,234	1,844,334	1,513,749	1,406,159

Performance Ratios:
Return on average assets	1.44%	1.36%	1.35%	1.47%	1.38%
Return on average common equity	9.66%	9.31%	9.10%	9.36%	9.08%
Net interest margin (tax equivalent)	3.80%	3.58%	3.53%	3.98%	4.04%
Efficiency ratio(3)	41.81%	41.60%	43.48%	42.76%	44.83%

Asset Quality Ratios(4):
Nonperforming assets to total loans and other real estate	0.40%	0.29%	0.25%	0.32%	0.45%
Net charge-offs to average loans	0.05%	0.04%	0.11%	0.14%	0.41%
Allowance for credit losses to total loans	0.87%	0.87%	1.01%	1.37%	1.48%
Allowance for credit losses to nonperforming loans(5)	240.3%	443.3%	920.1%	1442.0%	1114.6%

Capital Ratios(4):
Leverage ratio	7.69%	7.42%	7.10%	7.89%	6.87%
Average shareholders’ equity to average total assets	14.96%	14.63%	14.83%	15.72%	15.16%
Tier 1 risk-based capital ratio	13.80%	13.27%	14.40%	15.90%	13.64%
Total risk-based capital ratio	14.56%	14.02%	15.22%	17.09%	14.87%

______________

(1)

The Company completed the acquisition of F&M on April 1, 2014. The Company completed three acquisitions during the twelve month period ended December 31, 2013 and four acquisitions during the twelve month period ended December 31, 2012. The Company completed the acquisition of three branches of U.S Bank on March 29, 2010 and the acquisition of nineteen branches of First Bank on April 30, 2010.

(2)

Consists of $15.5 million of junior subordinated debentures of Prosperity Statutory Trust II due July 31, 2031, $12.9 million of junior subordinated debentures of Prosperity Statutory Trust III due September 17, 2033, $12.9 million of junior subordinated debentures of Prosperity Statutory Trust IV due December 30, 2033, $10.3 million of junior subordinated debentures of SNB Capital Trust IV due September 25, 2033 (assumed by the Company on April 1, 2006), $5.2 million of junior subordinated debentures of TXUI Statutory Trust II due December 19, 2033 (assumed by the Company on January 3l, 2007), $16.0 million of junior subordinated debentures of TXUI Statutory Trust III due December 15, 2035 (assumed by the Company on January 3l, 2007), $12.4 million of junior subordinated debentures of TXUI Statutory Trust IV due June 30, 2036 (assumed by the Company on January 3l, 2007), $18.6 million of junior subordinated debentures of FVNB Capital Trust II due June 15, 2035 (assumed by the Company on November 1, 2013), $20.6 million of junior subordinated debentures of FVNB Capital Trust III due July 7, 2036 (assumed by the Company on November 1, 2013), $15.5 million of junior subordinated debentures of F&M Bancorporation Statutory Trust I due March 26, 2033 (assumed by the Company on April 1, 2014), $12.4 million of junior subordinated debentures of F&M Bancorporation Statutory Trust II due March 17, 2034 (assumed by the Company on April 1, 2014) and $15.5 million of junior subordinated debentures of F&M Bancorporation Statutory Trust III due December 15, 2035 (assumed by the Company of April 1, 2014).

(3)

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

•	poor performance by external vendors;

•	the failure of analytical and forecasting models and tools used by the Company to estimate probable credit losses and to measure the fair value of financial instruments;

•	additional risks from new lines of businesses or new products and services;

•	claims or litigation related to intellectual property or fiduciary responsibilities;

•	the failure of the Company’s enterprise risk management framework to identify or address risks adequately;

•	a failure in or breach of operational or security systems of the Company’s infrastructure, or those of its third-party vendors and other service providers, including as a result of cyber attacks;

•	potential risk of environmental liability associated with lending activities;

•	acts of terrorism, an outbreak of hostilities or other international or domestic calamities, weather or other acts of God and other matters beyond the Company’s control; and

•	other risks and uncertainties listed from time to time in the Company’s reports and documents filed with the Securities and Exchange Commission.

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

Overview

The Company generates the majority of its revenues from interest income on loans, service charges on customer accounts and income from investment in securities. In 2014, the Company continued to benefit from additional products and services that were added in 2012 and 2013, including trust services, brokerage, mortgage lending, credit card and independent sales organization (ISO) sponsorship operations. The revenues are partially offset by interest expense paid on deposits and other borrowings and noninterest expenses such as administrative and occupancy expenses. Net interest income is the difference between interest income on earning assets such as loans and securities and interest expense on liabilities such as deposits and borrowings which are used to fund those assets. Net interest income is the Company’s largest source of revenue. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and margin. The Company has recognized increased net interest income due primarily to an increase in the volume of interest-earning assets.

Three principal components of the Company’s growth strategy are internal growth, stringent cost control practices and acquisitions, including strategic merger transactions. The Company focuses on continual internal growth. Each banking center is operated as a separate profit center, maintaining separate data with respect to its net interest income, efficiency ratio, deposit growth, loan growth and overall profitability. Banking center presidents and managers are accountable for performance in these areas and compensated accordingly. The Company also focuses on maintaining stringent cost control practices and policies. The Company has centralized many of its critical operations, such as data processing and loan processing. Management believes that this centralized infrastructure can accommodate substantial additional growth while enabling the Company to minimize operational costs through certain economies of scale. The Company also intends to continue to seek expansion opportunities. During 2014, the Company completed the acquisition of F&M Bancorporation Inc. This acquisition added 11 banking centers after consolidation. During 2013, the Company completed three acquisitions including East Texas Financial Services Inc., Coppermark Bancshares, Inc. and FVNB Corp. Combined, these acquisitions added 30 banking centers after consolidation with nearby Prosperity Bank banking centers. During 2012, the Company completed four acquisitions including Texas Bankers, Inc., The Bank Arlington, ASB and Community National Bank. Combined, these acquisitions added 41 banking centers.

Net income was $297.4 million, $221.4 million and $167.9 million for the years ended December 31, 2014, 2013 and 2012, respectively, and diluted earnings per share were $4.32, $3.65 and $3.23, respectively, for these same periods. The change in net income during both 2014 and 2013 was principally due to an increase in net interest income resulting from balance sheet growth from acquisitions. The Company posted returns on average assets of 1.44%, 1.36% and 1.35% and returns on average common equity of 9.66%, 9.31% and 9.10% for the years ended December 31, 2014, 2013 and 2012, respectively. The Company’s efficiency ratio was 41.81% in 2014, 41.60% in 2013 and 43.48% in 2012. The efficiency ratio is calculated by dividing total noninterest expense (excluding credit loss provisions) by net interest income plus noninterest income (excluding net gains and losses on the sale of securities and assets). Additionally, taxes are not part of this calculation.

Total assets at December 31, 2014 and 2013 were $21.51 billion and $18.64 billion, respectively. Total deposits at December 31, 2014 and 2013 were $17.69 billion and $15.29 billion, respectively. Total loans were $9.24 billion at December 31, 2014, an increase of $1.47 billion or 18.9% compared with $7.78 billion at December 31, 2013. At December 31, 2014, the Company had $33.6 million in nonperforming loans and its allowance for credit losses was $80.8 million compared with $15.2 million in nonperforming loans and an allowance for credit losses of $67.3 million at December 31, 2013. Shareholders’ equity was $3.24 billion and $2.79 billion at December 31, 2014 and 2013, respectively.

Recent Developments

On April 1, 2014, the Company completed the acquisition of F&M Bancorporation Inc. (“FMBC”) and its wholly-owned subsidiary The F&M Bank & Trust Company (collectively, “F&M”) headquartered in Tulsa, Oklahoma. F&M operated 13 banking locations: 9 in Tulsa, Oklahoma and surrounding areas; 1 (a loan production office) in Oklahoma City, Oklahoma; and 3 in Dallas, Texas.

As of March 31, 2014, FMBC, on a consolidated basis, reported total assets of $2.41 billion, total loans of $1.74 billion and total deposits of $2.27 billion. Under the terms of the definitive agreement, the Company issued 3,298,022 shares of Company common stock plus $34.2 million in cash for all outstanding shares of FMBC capital stock for total merger consideration of $252.4 million based on the Company’s closing stock price of $66.15. As of December 31, 2014, the Company recognized goodwill of $198.2 million, which does not include subsequent fair value adjustments that are still being finalized. Additionally, the Company recognized $27.1 million of core deposit intangibles. For the year ended December 31, 2014, the Company incurred approximately $2.5 million of pre-tax merger related expenses in connection with the FMBC acquisition.

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

Allowance for Credit Losses—The allowance for credit losses is established through charges to earnings in the form of a provision for credit losses. The determination of the allowance for credit losses has two components, the allowance for legacy credit losses, which includes the allowance for acquired legacy loans, and the allowance for acquired credit losses for fair-valued acquired loans. The allowance for acquired credit losses is calculated as described under the heading “Accounting for Acquired Loans and the Allowance for Acquired Credit Losses” below. Management has established an allowance for credit losses which it believes is adequate for estimated losses in the Company’s loan portfolio. Based on an evaluation of the portfolio, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. In making its evaluation, management considers factors such as historical loan loss experience, the amount of nonperforming assets and related collateral, the volume, growth and composition of the portfolio, current economic conditions that may affect the borrower’s ability to pay and the value of collateral, the evaluation of the portfolio through its internal loan review process and other relevant factors. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. Charge-offs occur when loans are deemed to be uncollectible. For further discussion of the methodology used in the determination of the allowance for credit losses, refer to the “Financial Condition – Allowance for Credit Losses” section below and Note 1 to the consolidated financial statements.

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

At period-end after acquisition, the fair-valued acquired loans from each acquisition are reassessed to determine whether an addition to the allowance for credit losses is appropriate due to further credit quality deterioration. For further discussion of the methodology used in the determination of the allowance for credit losses for acquired loans, see “Financial Condition – Allowance for Credit Losses” section below.

For further discussion of the Company’s acquisition and loan accounting, see Note 1 to the consolidated financial statements.

Goodwill and Intangible Assets—Goodwill and intangible assets that have indefinite useful lives are subject to an impairment test at least annually, or more often, if events or circumstances indicate that it is more likely than not that the fair value of  the Company’s reporting unit is below the carrying value of its equity. On January 1, 2012, the Company adopted Accounting Standard Update No. 2011-08, "Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment," (ASU 2011-08), which allows companies to use a qualitative approach to assess goodwill for impairment. The provisions of ASU 2011-08 give companies the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining the need to perform step one of the annual test for goodwill impairment. An entity has an unconditional option to bypass the qualitative assessment described in the preceding paragraph for any reporting unit in any period and proceed directly to performing the first step of the goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period.

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

Estimating the fair value of the Company’s reporting unit is a subjective process involving the use of estimates and judgments, particularly related to future cash flows of the reporting unit, discount rates (including market risk premiums) and market multiples. Material assumptions used in the valuation tools include the comparable public company price multiples used in the terminal value, future cash flows and the market risk premium component of the discount rate. The estimated fair values of the reporting unit is determined using a blend of two commonly used valuation techniques: the market approach and the income approach. The Company gives consideration to both valuation techniques, as either technique can be an indicator of value. For the market approach, valuations of the reporting unit were based on an analysis of relevant price multiples in market trades in companies with similar characteristics. For the income approach, estimated future cash flows (derived from internal forecasts and economic expectations) and terminal value (value at the end of the cash flow period, based on price multiples) were discounted. The discount rate was based on the imputed cost of equity capital.

The Company had no intangible assets with indefinite useful lives at December 31, 2014. Other identifiable intangible assets that are subject to amortization are being amortized on a non-pro rata basis over the years expected to be benefited, which the Company believes is between ten and fifteen years. These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value to carrying value. Based on the Company’s annual goodwill impairment test as of September 30, 2014, management does not believe any of its goodwill is impaired as of December 31, 2014, because the fair value of the Company’s equity exceeded its carrying value. While the Company believes no impairment existed at December 31, 2014, under accounting standards applicable at that date, different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation and financial condition or future results of operations.

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

Other-Than-Temporarily Impaired Securities—When the fair value of a security is below its amortized cost, and depending on the length of time the condition exists and the extent the fair market value is below amortized cost, additional analysis is performed to determine whether an impairment exists. Available for sale and held to maturity securities are analyzed quarterly for possible other-than-temporary impairment. The analysis considers (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. Often, the information available to conduct these assessments is limited and rapidly changing, making estimates of fair value subject to judgment. If actual information or conditions are different than estimated, the extent of the impairment of the security may be different than previously estimated, which could have a material effect on the Company’s results of operations and financial condition.

Fair Values of Financial Instruments. The Company determines the fair market values of financial instruments based on the fair value hierarchy established which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value. Level 1 inputs include quoted market prices, where available. If such quoted market prices are not available, Level 2 inputs are used. These inputs are based upon internally developed analytical tools that primarily use observable market-based parameters. Level 3 inputs are unobservable inputs which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

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

2014 versus 2013. Net interest income before the provision for credit losses for 2014 was $671.2 million compared with $498.8 million for 2013, an increase of $172.3 million or 34.5%. The increase in net interest income was primarily due to a $3.67 billion or 25.9% increase in average earning assets during 2014 and a 5 basis point decrease in the average rate paid on interest-bearing liabilities. The increase in average earning assets was due to the full year effect of the acquisition of FVNB Corp. and its wholly owned subsidiary, First Victoria National Bank (collectively, “FVNB”) completed in November 2013 and the F&M acquisition completed on April 1, 2014. Interest income was $714.8 million in 2014, an increase of $175.5 million or 32.5% compared with 2013. Interest income on loans was $525.7 million for 2014, an increase of $149.6 million or 39.8% compared with 2013 due primarily to a $2.79 billion increase in average loans outstanding. Additionally, during 2014 and 2013, interest income on loans benefited from purchase accounting loan discount accretion of $95.9 million and $62.7 million, respectively, which partially offset the decrease in interest rates on the loan portfolio. The Company had $161.4 million of total outstanding discounts on purchased loans, of which $99.0 million was accretable at December 31, 2014. Interest income on securities was $188.7 million during 2014, an increase of $25.8 million or 15.8% compared with 2013 due primarily to an increase in average securities of $790.2 million. Average interest-bearing liabilities increased $2.24 billion or 21.5% for 2014 compared with 2013 and the average rate paid decreased from 0.39% to 0.34% for the same time period, resulting in an overall increase in interest expense of $3.2 million. During 2014, average noninterest-bearing deposits increased $1.34 billion or 40.1% from $3.35 billion during 2013 to $4.69 billion during 2014. This increase in noninterest-bearing funds contributed to a decrease in total cost of funds to 0.25% during 2014 from 0.29% during 2013.

Net interest margin, defined as net interest income divided by average interest-earning assets, on a tax equivalent basis, was 3.80% for 2014, an increase of 22 basis points compared with 3.58% for 2013.

2013 versus 2012. Net interest income before the provision for credit losses for 2013, was $498.8 million compared with $380.7 million for 2012, an increase of $118.1 million or 31.0%. The increase in net interest income was primarily due to an increase in average interest-earning assets of $3.24 billion or 29.6% during 2013, and a decrease in the average rate paid on interest-bearing liabilities of 9 basis points. The increase in average earning assets was due to the three acquisitions completed during 2013. Interest income was $539.3 million in 2013, an increase of $119.5 million or 28.5% over 2012. Interest income on loans was $376.1 million for 2013, an increase of $104.8 million or 38.6% compared with 2012 due in part to an increase in average loans outstanding of $1.69 billion. Additionally, during 2013 and 2012, interest income on loans benefited from purchase accounting loan discount accretion of $62.7 million and $26.4 million, respectively, which partially offset the decrease in interest rates on the loan portfolio. The Company had $133.3 million of total outstanding discounts on purchased loans, of which $97.7 million was accretable at December 31, 2013. Interest income on securities was $163.0 million during 2013, an increase of $14.6 million or 9.9% over 2012 due in part to an increase in average securities of $1.57 billion. Average interest-bearing liabilities increased $2.35 billion or 29.1% for 2013 compared to 2012 and average rate paid decreased from 0.48% to 0.39% for the same time period resulting in an overall increase in interest expense of $1.3 million. During 2013, average noninterest bearing deposits increased $902.7 million or 37.0% from $2.44 billion during 2012 to $3.35 billion during 2013. This increase in noninterest-bearing funds contributed to a decrease in total cost of funds to 0.29% during 2013 from 0.37% during 2012.

Net interest margin, on a tax equivalent basis, was 3.58% for 2013, an increase of 5 basis points compared with 3.53% for 2012.

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

	Years Ended December 31,
	2014			2013			2012
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/Rate
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans	$8,988,069	$525,716	5.85%	$6,202,897	$376,117	6.06%	$4,514,171	$271,324	6.01%
Investment securities	8,723,011	188,744	2.16%	7,932,782	162,993	2.05%	6,364,917	148,374	2.33%
Federal funds sold and other earning assets	143,754	335	0.23%	50,318	187	0.37%	68,900	144	0.21%
Total interest-earning assets	17,854,834	$714,795	4.00%	14,185,997	$539,297	3.80%	10,947,988	$419,842	3.83%
Allowance for credit losses	(72,714)			(57,001)			(51,770)
Noninterest-earning assets	2,814,809			2,126,918			1,536,448
Total assets	$20,596,929			$16,255,914			$12,432,666

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$3,516,987	$8,561	0.24%	$2,651,320	$7,917	0.30%	$1,979,345	$8,228	0.42%
Savings and money market deposits	5,355,967	13,406	0.25%	4,237,323	11,961	0.28%	3,174,256	10,600	0.33%
Certificates and other time deposits	3,129,710	15,904	0.51%	2,530,065	15,344	0.61%	2,152,382	15,658	0.73%
Federal funds purchased and other borrowings	144,570	772	0.53%	470,854	1,497	0.32%	416,925	1,352	0.32%
Securities sold under repurchase agreements	361,025	938	0.26%	443,231	1,201	0.27%	263,689	705	0.27%
Junior subordinated debentures	154,902	4,060	2.62%	91,584	2,551	2.79%	85,055	2,593	3.05%
Total interest-bearing liabilities	12,663,161	43,641	0.34%	10,424,377	40,471	0.39%	8,071,652	39,136	0.48%
Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	4,687,680			3,345,594			2,442,860
Other liabilities	165,764			107,709			73,820
Total liabilities	17,516,605			13,877,680			10,588,332
Shareholders' equity	3,080,324			2,378,234			1,844,334
Total liabilities and shareholders' equity	$20,596,929			$16,255,914			$12,432,666

Net interest rate spread			3.66%			3.41%			3.35%

Net interest income and margin (1)		$671,154	3.76%		$498,826	3.52%		$380,706	3.48%

Net interest income and margin (tax equivalent) (2)		$679,122	3.80%		$507,194	3.58%		$386,671	3.53%

 ______________

(1)	The net interest margin is equal to net interest income divided by average interest-earning assets.
(2)

In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax equivalent adjustment has been computed using a federal income tax rate of 35% for the years ended December 31, 2014, 2013 and 2012 and other applicable effective tax rates.

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

	Years Ended December 31,
	2014 vs. 2013			2013 vs. 2012
	Increase			Increase
	(Decrease)			(Decrease)
	Due to Change in			Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-Earning assets:
Loans	$168,881	$(19,282)	$149,599	$101,500	$3,293	$104,793
Securities	16,237	9,514	25,751	36,549	(21,930)	14,619
Federal funds sold and other temporary investments	348	(200)	148	(39)	82	43
Total increase (decrease) in interest income	185,466	(9,968)	175,498	138,010	(18,555)	119,455

Interest-Bearing liabilities:
Interest-bearing demand deposits	2,585	(1,941)	644	2,793	(3,104)	(311)
Savings and money market accounts	3,158	(1,713)	1,445	3,550	(2,189)	1,361
Certificates of deposit	3,637	(3,077)	560	2,748	(3,062)	(314)
Other borrowings	(1,037)	312	(725)	175	(30)	145
Securities sold under repurchase agreements	(223)	(40)	(263)	480	16	496
Junior subordinated debentures	1,764	(255)	1,509	199	(241)	(42)
Total increase (decrease) in interest expense	9,884	(6,714)	3,170	9,945	(8,610)	1,335
Increase (decrease) in net interest income	$175,582	$(3,254)	$172,328	$128,065	$(9,945)	$118,120

Provision for Credit Losses

The Company’s provision for credit losses is established through charges to income in the form of the provision in order to bring the Company’s allowance for credit losses to a level deemed appropriate by management based on the factors discussed under “Financial Condition—Allowance for Credit Losses.” The allowance for credit losses at December 31, 2014 was $80.8 million, representing 0.87% of total loans as of such date. Acquired loans were recorded at fair value based on a discounted cash flow valuation methodology that considers, among other things, interest rates, projected default rates, loss given default and recovery rates with no carryover of any existing allowance for credit losses. The provision for credit losses for the year ended December 31, 2014 was $18.3 million compared with $17.2 million for the year ended December 31, 2013 and $6.1 million for the year ended December 31, 2012. As further discussed below under “Financial Condition – Allowance for Credit Losses,” $15.6 million of the provision for credit losses at December 31, 2014 was attributable to acquired loans. Net charge-offs for the years ended December 31, 2014, 2013 and 2012 were $4.8 million, $2.5 million and 5.1 million, respectively.

Noninterest Income

The Company’s primary sources of recurring noninterest income are NSF fees, credit, debit and ATM card income, and service charges on deposit accounts. The Company added to its brokerage and trust lines of business with the acquisition of FVNB on November 1, 2013. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method. For the year ended December 31, 2014, noninterest income totaled $122.9 million, an increase of $27.4 million or 28.8% compared with 2013. This increase was primarily due to the increased service charges on the deposit accounts acquired in the F&M acquisition and the full year effect of the FVNB acquisition, including the additional brokerage and trust business. In addition, gain on the sale of assets increased $4.7 million during the year ended December 31, 2014 compared with the same period in 2013, primarily due to a $2.2 million gain that was recorded during the first quarter of 2014 on the sale of the agent bank credit card and agent bank merchant processing business of Bankers Credit Card Services, Inc., a subsidiary acquired as part of the acquisition of Coppermark and gains on the sale of real property.

For the year ended December 31, 2013, noninterest income totaled $95.4 million, an increase of $19.9 million or 26.3% compared with $75.5 million in 2012. The increase was primarily due to the full year effect of the acquisition of ASB, including their trust department and Home Loan Center, in addition to the three acquisitions completed during 2013. The increase was partially offset by a decrease in debit card income as a result of the Durbin Amendment that became effective on July 1, 2013. This Federal Rule is applicable to financial institutions that have assets of $10 billion or more and imposes limits on the amount of interchange, or swipe, fees that can be collected.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Years Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Nonsufficient funds (NSF) fees	$37,048	$35,173	$29,113
Credit card, debit card and ATM card income	22,889	22,463	21,057
Service charges on deposit accounts	16,452	12,864	11,112
Trust income	8,108	4,356	1,746
Mortgage income	4,264	4,038	2,681
Brokerage income	5,868	1,518	648
Bank owned life insurance income	5,189	3,635	2,673
Net gain (loss) on sale of assets	4,658	(13)	(231)
Other	18,396	11,393	6,736
Total noninterest income	$122,872	$95,427	$75,535

Noninterest Expense

For the year ended December 31, 2014, noninterest expense totaled $330.0 million, an increase of $82.8 million or 33.5% compared with 2013. This increase was mainly due to the full year effect of the FVNB acquisition and the F&M acquisition completed during 2014. Additionally, the Company incurred $3.1 million of pre-tax merger related expenses during 2014. The merger related expenses are reflected on the Company’s income statement for the applicable periods and are reported primarily in the categories of salaries and benefits, data processing and professional and legal fees. For the year ended December 31, 2013, noninterest expense totaled $247.2 million, an increase of $48.7 million or 24.6% compared with $198.5 million for the same period in 2012. This increase was primarily related to the three acquisitions completed during 2013. The Company incurred $3.2 million of pre-tax merger related expenses during 2013. These items and other changes in the various components of noninterest expense are discussed in more detail below.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Years Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Salaries and employee benefits(1)	$199,270	$148,494	$115,505
Non-staff expenses:
Net occupancy and equipment	24,756	18,934	16,475
Credit and debit card, data processing and software amortization	15,790	11,908	9,445
Regulatory assessments and FDIC insurance	15,017	10,261	7,679
Property taxes	7,410	5,827	4,623
Core deposit intangibles amortization	9,940	6,145	7,229
Depreciation	13,730	10,593	8,923
Communications(2)	11,609	9,471	8,158
Other real estate expense	1,019	711	1,810
Professional and legal fees	5,636	3,573	4,118
Printing and supplies	2,427	2,616	2,586
Other	23,398	18,663	11,906
Total noninterest expense	$330,002	$247,196	$198,457

(1)	Total salaries and employee benefits includes $8.2 million, $4.2 million and $3.6 million in 2014, 2013 and 2012, respectively, in stock based compensation expense.
(2)	Communications expense includes telephone, data circuits, postage, and courier expenses.

 Salaries and Employee Benefits. Salaries and employee benefits were $199.3 million for the year ended December 31, 2014, an increase of $50.8 million or 34.2% compared with 2013. This increase was primarily due to the full year effect of the FVNB acquisition and the F&M acquisition completed during 2014. Salaries and employee benefits increased $33.0 million or 28.6% to $148.5 million at December 31, 2013, compared with $115.5 million at December 31, 2012, primarily due to the three acquisitions completed during 2013. The number of FTE’s employed by the Company were 3,096, 2,995 and 2,266 at December 31, 2014, 2013 and 2012, respectively. Total salaries and benefits for the year ended December 31, 2014 includes $8.2 million in stock based compensation expense compared with $4.2 million and $3.6 million recorded for the years ended December 31, 2013 and 2012, respectively. This increase was primarily due to the stock awards granted as part of the FVNB and F&M acquisitions.

Debit Card, Data Processing and Software Amortization. Debit card, data processing and software amortization expenses were $15.8 million, $11.9 million and $9.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. The increase of $3.9 million or 32.6% for 2014 compared with 2013 was due primarily to the addition of F&M on April 1, 2014 and the full year effect of the FVNB acquisition that occurred on November 1, 2013.

Regulatory Assessments and FDIC Insurance. Regulatory assessments and FDIC insurance assessments were $15.0 million compared with $10.3 million for the years ended December 31, 2014 and 2013, respectively. This increase was primarily due to the increase in deposits as a result of the FVNB and F&M acquisitions. Assessments for the year ended December 31, 2013 increased $2.6 million to $10.3 million compared to $7.7 million for the year ended December 31, 2012. This increase was primarily due to growth as a result of the three acquisitions completed during 2013.

Property Taxes. Property taxes were $7.4 million for the year ended December 31, 2014, an increase of $1.6 million or 27.2% compared with 2013. This increase was primarily due to the additional property acquired from F&M and FVNB. Property taxes increased $1.2 million or 26.0% to $5.8 million at December 31, 2013, compared with $4.6 million at December 31, 2012.

Core Deposit Intangibles Amortization. Core deposit intangibles (“CDI”) amortization was $9.9 million for the year ended December 31, 2014, an increase of $3.8 million or 61.8% compared with $6.1 million for the year ended December 31, 2013. This increase was primarily due to the full year effect of the FVNB acquisition and the F&M acquisition completed during 2014. CDI amortization decreased $1.1 million or 15.0% to $6.1 million at December 31, 2013, compared with $7.2 million for the year ended December 31, 2012. The decrease in CDI for 2013 compared to 2012 was primarily attributable to certain CDI that fully amortized in 2012. CDI are being amortized on a non-pro rata basis over an estimated life of 10 to 15 years.

Other Real Estate. Other real estate expense was $1.0 million for the year ended December 31, 2014, an increase of $308 thousand or 43.3%, compared with $711 thousand for the year ended December 31, 2013. The increase in other real estate expenses was due primarily to an increase in other real estate carrying costs as a result of the F&M acquisition. Other real estate expense decreased $1.1 million or 60.7% to $711 thousand for the year ended December 31, 2013 compared with $1.8 million for the year ended December 31, 2012. The decrease was primarily due to a decrease in other real estate carrying costs.

Professional and Legal Fees. Professional and legal fees were $5.6 million for the year ended December 31, 2014, an increase of $2.1 million or 57.7% compared with $3.6 million for the year ended December 31, 2013. This increase was primarily due to an increase in consulting and professional fees related to additional regulatory requirements. Professional and legal fees decreased $545 thousand or 13.2% for the year ended December 31, 2013, compared with $4.1 million for the year ended December 31, 2012.

Efficiency Ratio. The efficiency ratio is a supplemental financial measure utilized in management’s internal evaluation of the Company and is not defined under generally accepted accounting principles. The efficiency ratio is calculated by dividing total noninterest expense, excluding credit loss provisions, by net interest income plus noninterest income, excluding net gains and losses on the sale of securities and on the sale of assets. Taxes are not part of this calculation. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources. The Company’s efficiency ratio was 41.81% for the year ended December 31, 2014, compared with 41.60% for the year ended December 31, 2013. The efficiency ratios for 2014, 2013, and 2012 were impacted by pre-tax merger-related expenses of $3.1 million, $3.2 million, and $7.0 million, respectively. The Company’s efficiency ratio was 43.48% for the year ended December 31, 2012.

Income Taxes

The amount of federal and state income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other nondeductible expenses. For the year ended December 31, 2014, income tax expense was $148.3 million, compared with $108.4 million for the year ended December 31, 2013, and $83.8 million for the year ended December 31, 2012. The increases were primarily attributable to higher pre-tax net earnings. The effective tax rate for the years ended December 31, 2014, 2013 and 2012 was 33.3%, 32.9% and 33.3%, respectively. The effective income tax rates differed from the U.S. statutory rate of 35% during the comparable periods primarily due to the effect of tax-exempt income from loans and securities.

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

Financial Condition

Loan Portfolio

At December 31, 2014, total loans were $9.24 billion, an increase of $1.47 billion or 18.9% compared with $7.78 billion at December 31, 2013. Loans at December 31, 2014 included $8.6 million of loans held for sale. Loan growth was impacted by the acquisition of F&M. As of March 31, 2014 (the day prior to acquisition), F&M reported, on a consolidated basis, total loans of $1.74 billion. At December 31, 2014, total loans were 52.2% of deposits and 43.0% of total assets.

    At December 31, 2013, total loans were $7.78 billion, an increase of $2.60 billion or 50.1% compared with $5.18 billion at December 31, 2012. Loans at December 31, 2013 included $2.2 million of loans held for sale. Loan growth was impacted by the acquisition of East Texas Financial Services, Inc., Coppermark Bancshares, Inc., and FVNB. As of December 31, 2012 (the day prior to acquisition), East Texas Financial Services, Inc. reported, on a consolidated basis, total loans of $129.3 million. As of March 31, 2013 (the day prior to acquisition), Coppermark Bancshares, Inc. reported, on a consolidated basis, total loans of $847.6 million. As of September 30, 2013 (one month and one day prior to acquisition), FVNB, on a consolidated basis, reported total loans of $1.65 billion. At December 31, 2013, total loans were 50.8% of deposits and 41.7% of total assets.

The following table summarizes the Company’s total loan portfolio by type of loan as of the dates indicated:

	December 31,
	2014		2013		2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$1,806,267	19.5%	$1,279,777	16.5%	$771,114	14.9%	$406,433	10.8%	$409,426	11.7%
Real estate:
Construction, land development and other land loans	1,026,475	11.1%	865,511	11.1%	550,768	10.6%	482,140	12.8%	502,327	14.4%
1-4 family residential (1)	2,250,251	24.3%	1,870,365	24.1%	1,255,765	24.2%	1,007,266	26.7%	824,057	23.7%
Home equity	271,930	3.0%	261,355	3.4%	186,801	3.6%	146,999	3.9%	118,781	3.4%
Commercial real estate (including multifamily residential)(2)	3,030,340	32.8%	2,753,797	35.2%	1,990,642	38.5%	1,441,226	38.3%	1,370,649	39.4%
Farmland	361,943	3.9%	332,648	4.3%	211,156	4.1%	136,008	3.6%	98,871	2.8%
Agriculture	189,703	2.1%	198,610	2.6%	74,481	1.4%	34,226	0.9%	41,881	1.2%
Consumer	160,595	1.7%	146,942	1.9%	103,725	2.0%	78,187	2.1%	87,977	2.5%
Other	146,679	1.6%	66,216	0.9%	35,488	0.7%	33,421	0.9%	31,054	0.9%
Total loans (3)	$9,244,183	100.0%	$7,775,221	100.0%	$5,179,940	100.0%	$3,765,906	100.0%	$3,485,023	100.0%

__________________

(1) Includes loans held for sale of $8.6 million, $2.2 million, and $10.4 million at December 31, 2014, 2013 and 2012, respectively. There were no loans held for sale at December 31, 2011 or 2010.

(2) Commercial real estate loans include approximately $1.51 billion, $1.49 billion, $1.05 billion, $727 thousand and $705 thousand of owner-occupied loans for the years ended December 31, 2014, 2013, 2012, 2011 and 2010, respectively.

(3) Includes net of accretable fair value discounts on acquired loans of $99.0 million, $97.7 million, $63.6 million, $109 thousand and $442 thousand at December 31, 2014, 2013, 2012, 2011 and 2010, respectively.

The following tables summarize the Company’s legacy and acquired loan portfolios broken out into legacy loans, acquired legacy loans, Non-PCI loans and PCI loans as of the dates indicated. The Company separates its loan portfolio into two general categories of loans: (1) loans originated by Prosperity Bank and made pursuant to the Company’s loan policy and procedures in effect at the time the loan was made are referred to as “legacy loans” and (2) “acquired loans”, which are loans acquired in a business combination. Those acquired loans that are renewed or substantially modified after the date of the business combination, which therefore causes them to become subject to the Company’s allowance for credit losses methodology, are referred to as “acquired legacy loans.” If a renewal or substantial modification of an acquired loan is underwritten by the Company with a new credit analysis, the loan will no longer be categorized as an acquired loan. For example, acquired loans to one borrower may be combined into a new loan with a new loan number and categorized as a legacy loan. Acquired loans with a fair value discount or premium at the date of the business combination that remained at the reporting date are referred to as “fair-valued acquired loans.” All fair-valued acquired loans are further categorized into “Non-PCI loans” and “PCI loans” (purchased credit impaired loans). Acquired loans with evidence of credit quality deterioration at acquisition for which it is probable that the Company would not be able to collect all contractual amounts due are PCI loans.

	December 31, 2014
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total Loans
	(dollars in thousands)
Residential mortgage loans held for sale	$8,602	$-	$-	$-	$8,602

Commercial and industrial	846,665	518,855	414,647	26,100	1,806,267
Real estate:
Construction, land development and other land loans	801,321	114,066	109,946	1,142	1,026,475
1-4 family residential (including home equity)	1,877,843	94,331	535,479	5,926	2,513,579
Commercial real estate (including multi-family residential)	1,883,267	263,904	859,702	23,467	3,030,340
Farmland	244,162	13,520	103,809	452	361,943
Agriculture	105,448	72,051	12,149	55	189,703
Consumer and other	189,161	56,839	61,274	-	307,274
Total loans held for investment	5,947,867	1,133,566	2,097,006	57,142	9,235,581
Total	$5,956,469	$1,133,566	$2,097,006	$57,142	$9,244,183

	December 31, 2013
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total Loans
	(dollars in thousands)
Residential mortgage loans held for sale	$2,210	$-	$-	$-	$2,210

Commercial and industrial	695,199	216,530	361,822	6,226	1,279,777
Real estate:
Construction, land development and other land loans	602,535	80,011	179,202	3,765	865,513
1-4 family residential (including home equity)	1,519,143	53,455	552,834	4,078	2,129,510
Commercial real estate (including multi-family residential)	1,650,910	124,291	951,678	26,916	2,753,795
Farmland	193,757	11,873	126,515	503	332,648
Agriculture	60,514	36,503	101,489	104	198,610
Consumer and other	99,339	16,291	97,528	-	213,158
Total loans held for investment	4,821,397	538,954	2,371,068	41,592	7,773,011
Total	$4,823,607	$538,954	$2,371,068	$41,592	$7,775,221

The Company’s commercial real estate loans (including multifamily residential) increased $276.5 million or 10.0% to $3.03 billion at December 31, 2014 from $2.75 billion at December 31, 2013. This increase was primarily related to legacy loan growth. The Company’s commercial real estate loans increased $763.2 million or 38.3% to $2.75 billion at December 31, 2013 from $1.99 billion at December 31, 2012.

The Company offers a broad range of short to medium-term commercial loans, primarily collateralized, to businesses for working capital (including inventory and receivables), business expansion (including acquisitions of real estate and improvements) and the purchase of equipment and machinery. Historically, the Company has originated loans for its own account, including all loans in the 1-4 family residential category, and has not securitized its loans. Additionally, the Company, through its Home Loan Center, originates longer-term residential mortgage loans for sale into the secondary market. The purpose of a particular loan generally determines its structure.

Loans to borrowers with aggregate debt relationships over $1.0 million and below $3.5 million are evaluated and acted upon on a daily basis by two of the company-wide loan concurrence officers. Loans to borrowers with aggregate debt relationships above $3.5 million are evaluated and acted upon by an officers’ loan committee which meets weekly. In addition to the officers’ loan committee evaluation, loans to borrowers with aggregate debt relationships from $25.0 million to $50.0 million are evaluated and acted upon by the directors’ loan committee which consists of three directors of the Bank and meets as necessary. Loans to borrowers with aggregate debt relationships over $50.0 million are evaluated and acted upon by the Bank’s Board of Directors either at a regularly scheduled monthly board meeting or by teleconference or written consent.

Commercial and Industrial Loans. In nearly all cases, the Company’s commercial loans are made in the Company’s market areas and are underwritten on the basis of the borrower’s ability to service the debt from income. As a general practice, the Company takes as collateral a lien on any available real estate, equipment or other assets owned by the borrower and obtains a personal guaranty of the borrower or principal. Working capital loans are primarily collateralized by short-term assets whereas term loans are primarily collateralized by long-term assets. In general, commercial loans involve more credit risk than residential mortgage loans and commercial mortgage loans and, therefore, usually yield a higher return. The increased risk in commercial loans is due to the type of collateral securing these loans as well as the expectation that commercial loans generally will be serviced principally from the operations of the business, and those operations may not be successful. Historical trends have shown these types of loans to have higher delinquencies than mortgage loans. As a result of these additional complexities, variables and risks, commercial loans require more thorough underwriting and servicing than other types of loans.

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

The contractual maturity ranges of the Company’s loan portfolio by type of loan and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of December 31, 2014 are summarized in the following table. Contractual maturities are based on contractual amounts outstanding and do not include loan purchase discounts of $161.4 million or loans held for sale of $8.6 million at December 31, 2014:

	One Year	Through	After Five
	or Less	Five Years	Years	Total
	(Dollars in thousands)
Commercial and industrial	$774,040	$702,492	$404,256	$1,880,788
Real estate:
Construction, land development and other land loans	348,560	203,759	478,605	1,030,924
1-4 family residential (includes home equity)	31,922	196,281	2,302,661	2,530,864
Commercial (includes multi-family residential)	135,957	600,426	2,351,382	3,087,765
Agriculture (includes farmland)	168,736	61,549	326,940	557,225
Consumer and other	123,433	89,933	96,024	309,390
Total	$1,582,648	$1,854,440	$5,959,868	$9,396,956

Loans with a predetermined interest rate	$487,134	$916,728	$2,616,963	$4,020,825
Loans with a floating interest rate	1,095,514	937,712	3,342,905	5,376,131
Total	$1,582,648	$1,854,440	$5,959,868	$9,396,956

Nonperforming Assets

Nonperforming assets include loans on nonaccrual status, accruing loans 90 days past due or more, and real estate which has been acquired through foreclosure and is awaiting disposition. Nonperforming assets do not include PCI loans unless the timing and amount of projected cash flows can no longer be reasonably estimated. PCI loans become subject to the Company’s allowance for credit losses methodology when a deterioration in projected cash flows is identified.

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

As part of the on-going monitoring of the Company’s loan portfolio and the methodology for calculating the allowance for credit losses, management grades each legacy loan and acquired legacy loan from 1 to 9. Depending on the grade, loans in the same grade are aggregated and a loss factor is applied to the total loans in the group to determine the allowance for credit losses. For certain loans in risk grades 7 to 9, a specific reserve may be taken.

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

The following table presents information regarding past due loans and nonperforming assets at the dates indicated:

	December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)

Nonaccrual loans (1)	$31,422	$10,231	$5,382	$3,578	$4,439
Accruing loans 90 or more days past due	2,193	4,947	331	-	189
Total nonperforming loans	33,615	15,178	5,713	3,578	4,628
Repossessed assets	67	27	68	146	161
Other real estate	3,237	7,299	7,234	8,328	11,053
Total nonperforming assets	$36,919	$22,504	$13,015	$12,052	$15,842

Nonperforming assets to total loans and other real estate	0.40%	0.29%	0.25%	0.32%	0.45%

(1)	Includes troubled debt restructurings of $911 thousand, $1.4 million, $3.6 million, $5.3 million and $2.6 million for the years ended December 31, 2014, 2013, 2012, 2011 and 2010, respectively.

The following tables present information regarding past due loans and nonperforming assets differentiated among legacy loans, acquired legacy loans, Non-PCI loans and PCI loans at the dates indicated:

	December 31, 2014
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total Loans
	(Dollars in thousands)
Nonaccrual loans	$4,197	$11,194	$2,947	$13,084	$31,422
Accruing loans 90 or more days past due	377	1,816	-	-	2,193
Total nonperforming loans	4,574	13,010	2,947	13,084	33,615
Repossessed assets	12	-	55	-	67
Other real estate	1,608	23	1,556	50	3,237
Total nonperforming assets	$6,194	$13,033	$4,558	$13,134	$36,919

Nonperforming assets to total loans and other real estate by category	0.10%	1.15%	0.22%	22.96%	0.40%

	December 31, 2013
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total Loans
	(Dollars in thousands)
Nonaccrual loans	$5,387	$2,992	$890	$962	$10,231
Accruing loans 90 or more days past due	1,407	1,716	1,385	439	4,947
Total nonperforming loans	6,794	4,708	2,275	1,401	15,178
Repossessed assets	17	-	10	-	27
Other real estate	7,071	-	228	-	7,299
Total nonperforming assets	$13,882	$4,708	$2,513	$1,401	$22,504

Nonperforming assets to total loans and other real estate by category	0.29%	0.87%	0.11%	3.37%	0.29%

The Company had $36.9 million in nonperforming assets at December 31, 2014 compared with $22.5 million at December 31, 2013 and $13.0 million at December 31, 2012. The nonperforming assets at December 31, 2014 consisted of 19 separate credits or ORE properties, while the nonperforming assets at December 31, 2013 consisted of 40 separate credits or ORE properties. If interest on nonaccrual loans had been accrued under the original loan terms, approximately $2.7 million, $440 thousand, and $270 thousand would have been recorded as income for the years ended December 31, 2014, 2013 and 2012, respectively.

At December 31, 2014, $6.2 million of nonperforming assets resulted from legacy loans, $13.0 million of nonperforming assets resulted from acquired legacy loans, $4.6 million of nonperforming assets resulted from Non-PCI loans and $13.1 million of nonperforming assets resulted from PCI loans. At December 31, 2013, $13.9 million of nonperforming assets resulted from legacy loans, $4.7 million of nonperforming assets resulted from acquired legacy loans, $2.5 million of nonperforming assets resulted from Non-PCI loans and $1.4 million of nonperforming assets resulted from PCI loans. A PCI loan becomes impaired when there is a deterioration in projected cash flows after acquisition.

Nonperforming assets were 0.40% of total loans and other real estate at December 31, 2014 compared with 0.29% of total loans and other real estate at December 31, 2013. Nonperforming assets were 0.10% of total legacy loans and other real estate at December 31, 2014 compared with 0.29% of total legacy loans and other real estate at December 31, 2013. Nonperforming assets were 1.15% of total acquired legacy loans and other real estate at December 31, 2014 compared with 0.87% of total acquired legacy loans and other real estate at December 31, 2013. Nonperforming assets were 0.22% of total Non-PCI loans and other real estate and 22.96% of total PCI loans and other real estate at December 31, 2014 compared with 0.11% of total Non-PCI loans and other real estate and 3.37% of total PCI loans and other real estate at December 31, 2013. The allowance for credit losses as a percentage of total nonperforming loans was 240.3% at December 31, 2014 and 443.3% at December 31, 2013.

The Company had three loans modified in troubled debt restructurings for the year ended December 31, 2014 with a recorded year end investment of $68 thousand and a balance of $69 thousand at date of restructure. Total TDRs outstanding totaled $911 thousand at December 31, 2014.

Allowance for Credit Losses

The following table presents, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)

Average loans outstanding	$8,988,069	$6,202,897	$4,514,171	$3,648,701	$3,394,502

Gross loans outstanding at end of period	$9,244,183	$7,775,221	$5,179,940	$3,765,906	$3,485,023

Allowance for credit losses at beginning of period	$67,282	$52,564	$51,594	$51,584	$51,863
Provision for credit losses	18,275	17,240	6,100	5,200	13,585
Charge-offs:
Commercial and industrial	(818)	(672)	(674)	(1,694)	(2,863)
Real estate and agriculture	(3,458)	(1,423)	(4,337)	(3,927)	(10,549)
Consumer and other	(5,674)	(3,398)	(2,885)	(1,229)	(2,071)
Recoveries:
Commercial and industrial	466	348	815	481	346
Real estate and agriculture	1,561	1,330	342	472	444
Consumer and other	3,128	1,293	1,609	707	829
Net charge-offs	(4,795)	(2,522)	(5,130)	(5,190)	(13,864)
Allowance for credit losses at end of period	$80,762	$67,282	$52,564	$51,594	$51,584

Ratio of allowance to end of period loans	0.87%	0.87%	1.01%	1.37%	1.48%
Ratio of net charge-offs to average loans	0.05%	0.04%	0.11%	0.14%	0.41%
Ratio of allowance to end of period nonperforming loans	240.3%	443.3%	920.1%	1442.0%	1114.6%

The allowance for credit losses is a valuation established through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses which it believes is adequate for estimated losses in the Company’s loan portfolio. The amount of the allowance for credit losses is affected by the following: (1) charge-offs of loans that occur when loans are deemed uncollectible and decrease the allowance, (2) recoveries on loans previously charged off that increase the allowance and (3) provisions for credit losses charged to earnings that increase the allowance. Based on an evaluation of the loan portfolio and consideration of the factors listed below, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, further adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations.

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

In connection with this review of the loan portfolio, the Company considers risk elements attributable to particular loan types or categories in assessing the quality of individual loans. Some of the risk elements include:

●

for 1-4 family residential mortgage loans, the borrower’s ability to repay the loan, including a consideration of the debt to income ratio and employment and income stability, the loan to value ratio, and the age, condition and marketability of collateral;

●

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

●

for construction, land development and other land loans, the perceived feasibility of the project including the ability to sell developed lots or improvements constructed for resale or the ability to lease property constructed for lease, the quality and nature of contracts for presale or prelease, if any, experience and ability of the developer and loan to value ratio;

●

for commercial and industrial loans, the operating results of the commercial, industrial or professional enterprise, the borrower’s business, professional and financial ability and expertise, the specific risks and volatility of income and operating results typical for businesses in that category and the value, nature and marketability of collateral;

●	for agricultural real estate loans, the experience and financial capability of the borrower, projected debt service coverage of the operations of the borrower and loan to value ratio; and

●

for non-real estate agricultural loans, the operating results, experience and financial capability of the borrower, historical and expected market conditions and the value, nature and marketability of collateral.

In addition, for each category, the Company considers secondary sources of income and the financial strength and credit history of the borrower and any guarantors.

In determining the amount of the general valuation allowance, management considers factors such as historical loan loss experience, concentration risk of specific loan types, the volume, growth and composition of the Company’s loan portfolio, current economic conditions that may affect the borrower’s ability to pay and the value of collateral, the evaluation of the Company’s loan portfolio through its internal loan review process, general economic conditions and other qualitative risk factors both internal and external to the Company and other relevant factors. Based on a review of these factors for each loan type, the Company applies an estimated percentage to the outstanding balance of each loan type, excluding any loan that has a specific reserve allocated to it. The Company uses this information to establish the amount of the general valuation allowance.

A change in the allowance for credit losses can be attributable to several factors, most notably (1) specific reserves identified for impaired loans, (2) historical credit loss information, (3) changes in environmental factors and (4) growth in the balance of legacy loans and the re-categorization of fair-valued acquired loans to acquired legacy loans, which subjects such loans to the allowance methodology.

Changes in the Company’s asset quality are reflected in the allowance in several ways. Specific reserves that are calculated on a loan-by-loan basis and the qualitative assessment of all other loans reflect current changes in the credit quality of the loan portfolio. Historical credit losses, on the other hand, are based on a three-year look back period, which are then applied to estimate current credit losses inherent in the loan portfolio. A deterioration in the credit quality of the loan portfolio in the current period would increase the historical credit loss factor to be applied in future periods, just as an improvement in credit quality would decrease the historical credit loss factor.

The allowance for credit losses is further determined by the size of the loan portfolio subject to the allowance methodology and environmental factors that include Company-specific risk indicators and general economic conditions, both of which are constantly changing. The Company evaluates the economic and portfolio-specific factors on a quarterly basis to determine a qualitative component of the general valuation allowance. The factors include economic metrics, business conditions, delinquency trends, credit concentrations, nature and volume of the portfolio and other adjustments for items not covered by specific reserves and historical loss experience. Management’s assessment of qualitative factors is a statistically based approach to determine the inherent probable loss associated with such factors. Based on the Company’s actual historical loan loss experience relative to economic and loan portfolio-specific factors at the time the losses occurred, management is able to identify the probabilities of default and loss severity based on current economic conditions. The correlation of historical loss experience with current economic conditions provides an estimate of inherent and probable losses that has not been previously factored into the general valuation allowance by the determination of specific reserves and recent historical losses. Additionally, through back-testing, the Company is able to adjust the outputs of the analysis for imprecision.

Utilizing the aggregation of specific reserves, historical loss experience and a qualitative component, management is able to determine the valuation allowance to reflect the full inherent probable loss.

In determining the allowance for credit losses, management also considers the type of loan (legacy or acquired) and the credit quality of the loan. The Company delineates between legacy loans and acquired legacy loans, which are accounted for under the contractual yield method, and fair-valued acquired loans consisting of Non-PCI loans and PCI loans, which are accounted for as purchased loans.

Loans acquired in business combinations are initially recorded at fair value, which includes an estimate of inherent credit losses expected to be realized over the remaining lives of the loans, and therefore no corresponding allowance for credit losses is recorded for these loans at acquisition. When a fair-valued acquired loan is renewed at its maturity date, the loan is re-categorized as an acquired legacy loan. When a fair-valued acquired loan is modified after acquisition, the loan is independently evaluated subsequent to the modification decision to determine whether the modification was substantial, and therefore, requires that the loan be re-categorized as an acquired legacy loan. This determination is based on a discounted cash-flow analysis. Generally, when a change in discounted cash-flow of greater than 10% is identified, the fair-valued acquired loan becomes categorized as an acquired legacy loan. If and when a fair-valued acquired loan becomes an acquired legacy loan, the acquired legacy loan is evaluated at the time of renewal or modification in accordance with the Company’s allowance for credit losses methodology described above.

Non-PCI loans which were not deemed impaired subsequent to the acquisition date are considered non-impaired and are evaluated as part of the general valuation allowance. Non-PCI loans that have not become impaired subsequent to acquisition are segregated into a pool for each acquisition for allowance calculation purposes. For each pool, the Company estimates a hypothetical allowance for credit losses also referred to as an “indicated reserve” that is calculated in accordance with GAAP requirements. The Company uses the acquired bank’s past loss history adjusted for qualitative factors to establish the indicated reserve. The indicated reserve for each pool of Non-PCI loans is compared with the remaining discount for the respective pool to test for credit quality deterioration and the possible need for a loan loss provision. To the extent the remaining discount of the pool is greater than the indicated reserve, no additional allowance is necessary. In the event that the remaining discount of the pool is less than the indicated reserve, the difference results in an increase to the allowance recorded through a provision for credit losses.

Non-PCI loans that have deteriorated to an impaired status subsequent to acquisition are evaluated for a specific reserve on a quarterly basis which, when identified, is added to the allowance for credit losses. The Company reviews impaired Non-PCI loans on a loan-by-loan basis and determines the specific reserve based on the difference between the recorded investment in the loan and one of three factors: expected future cash flows, observable market price or fair value of the collateral. Because essentially all of the Company’s impaired Non-PCI loans have been collateral-dependent, the amount of the specific reserve historically has been determined by comparing the fair value of the collateral securing the Non-PCI loan with the recorded investment in such loan. In the future, the Company will continue to analyze impaired Non-PCI loans on a loan-by-loan basis and may use an alternative measurement method to determine the specific reserve, as appropriate and in accordance with applicable accounting standards.

PCI loans are individually monitored on a quarterly basis to assess for deterioration subsequent to acquisition and are only subject to the Company’s allowance methodology when a deterioration in projected cash flows is identified. In the event that a deterioration in cash flows is identified, an additional provision for credit losses is made. PCI loans were recorded at their acquisition date fair values, which were based on expected cash flows and included estimates of expected future credit losses. The Company’s estimates of loan fair values at the acquisition date may be adjusted for a period of up to one year as the Company continues to evaluate its estimate of expected future cash flows at the acquisition date. If the Company determines that losses arose after the acquisition date, the additional losses will be reflected as a provision for credit losses. An allowance for credit losses is not calculated for PCI loans that have not experienced deterioration subsequent to the acquisition date. See “Critical Accounting Policies” above for more information.

As described in the section captioned “Critical Accounting Policies” above, the Company’s determination of the allowance for credit losses involves a high degree of judgment and complexity. The Company’s analysis of qualitative, or environmental, factors on pools of loans with common risk characteristics, in combination with the quantitative historical loss information and specific reserves, provides the Company with an estimate of inherent losses. The allowance must reflect changes in the balance of loans subject to the allowance methodology, as well as the estimated imminent losses associated with those loans. In the Company’s case, due to minimal specific reserves and the improved historical loss factors, partially offset by a slight deterioration in environmental factors, the $13.5 million increase in the allowance for credit losses for the year ended December 31, 2014 was primarily attributable to the growth in the acquired legacy loan portfolio.

The following table shows the allocation of the allowance for credit losses among various categories of loans and certain other information as of the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any loan category.

	December 31,
	2014		2013		2012		2011		2010
		Percent of		Percent of		Percent of		Percent of		Percent of
		Loans to		Loans to		Loans to		Loans to		Loans to
	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans	Amount	Total Loans
	(Dollars in thousands)
Balance of allowance for credit losses applicable to:
Commercial and industrial	$30,002	19.5%	$8,167	16.5%	$5,777	14.9%	$3,826	10.8%	$3,891	11.6%
Real estate	44,946	71.2%	56,234	73.9%	45,458	76.9%	46,587	85.3%	46,446	83.4%
Agriculture	3,722	6.0%	1,229	6.8%	764	5.5%	123	0.9%	92	1.3%
Consumer and other	2,092	3.3%	1,652	2.8%	565	2.7%	1,058	3.0%	1,155	3.7%
Total allowance for credit losses	$80,762	100.0%	$67,282	100.0%	$52,564	100.0%	$51,594	100.0%	$51,584	100.0%

Beginning in 2013, the Company began to further disaggregate its allowance for credit losses to distinguish between the portion of the allowance attributed to legacy loans and the portion attributed to acquired loans.

The following table presents, as of and for the period indicated, information regarding the allowance for credit losses differentiated between legacy loans and acquired loans. The charge-offs and recoveries with respect to the acquired loans shown below are primarily from acquired legacy loans. Reported net charge-offs may include those from Non-PCI loans and PCI loans, but only if the total charge-off required is greater than the remaining discount.

	As of and for the Year Ended December 31, 2014

	Legacy Loans	Acquired Loans	Total
	(Dollars in thousands)
Average loans outstanding	$5,495,000	$3,493,069	$8,988,069

Gross loans outstanding at end of period	$5,956,469	$3,287,714	$9,244,183

Allowance for credit losses at beginning of period	$60,115	$7,167	$67,282
Provision for credit losses	2,715	15,560	18,275
Charge-offs:
Commercial and industrial	(310)	(508)	(818)
Real estate and agriculture	(471)	(2,987)	(3,458)
Consumer and other	(5,276)	(398)	(5,674)
Recoveries:
Commercial and industrial	359	107	466
Real estate and agriculture	1,557	4	1,561
Consumer and other	3,056	72	3,128
Net charge-offs	(1,085)	(3,710)	(4,795)
Allowance for credit losses at end of period	$61,745	$19,017	$80,762

Ratio of allowance to end of period loans	1.04%	0.58%	0.87%
Ratio of net charge-offs to average loans	0.02%	0.11%	0.05%
Ratio of allowance to end of period nonperforming loans	1349.9%	65.5%	240.3%

The Company had gross charge-offs on legacy loans of $6.1 million during the year ended December 31, 2014. Partially offsetting these charge-offs were recoveries on legacy loans of $5.0 million. Total charge-offs for the year ended December 31, 2014 were $10.0 million, partially offset by total recoveries of $5.2 million.

The following tables show the allocation of the allowance for credit losses among various categories of loans disaggregated between legacy loans, acquired legacy loans, Non-PCI loans and PCI loans at the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any loan category, regardless of whether allocated to a legacy loan or an acquired loan.

	December 31, 2014
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total Allowance	Percent of Loans to Total Loans
	(Dollars in thousands)
Balance of allowance for credit losses applicable to:
Commercial and industrial	$17,511	$11,818	$673	$-	$30,002	19.5%
Real estate	40,138	4,580	228	-	44,946	71.2%
Agriculture and agriculture real estate	2,278	1,440	4	-	3,722	6.0%
Consumer and other	1,818	123	151	-	2,092	3.3%
Total allowance for credit losses	$61,745	$17,961	$1,056	$-	$80,762	100.0%

	December 31, 2013
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total Allowance	Percent of Loans to Total Loans
	(Dollars in thousands)
Balance of allowance for credit losses applicable to:
Commercial and industrial	$6,139	$1,831	$197	$-	$8,167	16.5%
Real estate	51,235	4,889	110	-	56,234	73.9%
Agriculture and agriculture real estate	1,174	55	-	-	1,229	6.8%
Consumer and other	1,567	71	14	-	1,652	2.8%
Total allowance for credit losses	$60,115	$6,846	$321	$-	$67,282	100.0%

At December 31, 2014, the allowance for credit losses totaled $80.8 million or 0.87% of total loans. At December 31, 2013, the allowance for credit losses totaled $67.3 million or 0.87% of total loans, and at December 31, 2012, the allowance aggregated $52.6 million or 1.01% of total loans. The allowance for credit losses totaled $80.8 million at December 31, 2014 compared with $67.3 million at December 31, 2013, an increase of $13.5 million or 20.0%.

At December 31, 2014, $61.7 million of the allowance was attributable to legacy loans, an increase of $1.6 million or 2.7% compared with the allowance of $60.1 million attributable to legacy loans at December 31, 2013. Although the legacy loan balance increased over this period, the increase did not impact the allowance because the Company’s historical loss factor improved as a number of historical losses fell out of the look-back period.

At December 31, 2014, $1.1 million of the allowance was attributable to Non-PCI loans compared with $321 thousand of the allowance at December 31, 2013, an increase of $735 thousand or 229.0%. The increase was primarily attributable to a specific reserve identified for a commercial real estate loan that became impaired.

The remaining $18.0 million of the allowance for credit losses at December 31, 2014 was attributable to acquired legacy loans compared with $6.8 million of the allowance at December 31, 2013, an increase of $11.1 million or 162.4%. The increase was primarily due to the increase in the acquired legacy loan balance as a result of the recategorization of fair–valued acquired loans to acquired legacy loans, partially offset by the improved historical loss factors.

At December 31, 2014, the Company had $161.4 million of total outstanding discounts on Non-PCI and PCI loans, of which $99.0 million was accretable.

The Company believes that the allowance for credit losses at December 31, 2014 is adequate to cover estimated losses in the loan portfolio as of such date. There can be no assurance, however, that the Company will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at December 31, 2014.

Securities

The Company uses its securities portfolio to manage interest rate risk and as a source of income and liquidity for cash requirements. At December 31, 2014, the carrying amount of investment securities totaled $9.05 billion, an increase of $821.3 million or 10.0% compared with $8.22 billion at December 31, 2013. The increase in the securities portfolio during 2014 was primarily due to the purchase of securities funded with cash proceeds obtained from the F&M acquisition. At December 31, 2014, securities represented 42.1% of total assets compared with 44.1% of total assets at December 31, 2013.

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

The following table summarizes the carrying value by classification of securities as of the dates shown:

	December 31,
	2014		2013		2012
	Amortized	Fair	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value	Cost	Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$14,402	$14,585	$28,578	$29,375	$34,743	$36,434
Collateralized mortgage obligations	33,519	33,573	483	489	616	604
Mortgage-backed securities	79,153	84,483	108,316	115,137	168,701	180,416
Other securities	12,588	12,758	12,589	12,477	8,786	9,216
Total	$139,662	$145,399	$149,966	$157,478	$212,846	$226,670

Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$52,353	$52,639	$62,931	$62,042	$7,061	$7,221
States and political subdivisions	404,356	409,081	439,235	441,345	404,410	413,579
Corporate debt securities	-	-	513	518	1,500	1,528
Collateralized mortgage obligations	19,585	19,792	50,034	50,993	125,912	128,166
Mortgage-backed securities	8,424,083	8,467,180	7,514,257	7,432,444	6,676,512	6,868,201
Total	$8,900,377	$8,948,692	$8,066,970	$7,987,342	$7,215,395	$7,418,695

Certain investment securities are valued at less than their historical cost. Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.

In determining OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

As of December 31, 2014, management does not have the intent to sell any of the securities classified as available for sale and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. As of December 31, 2014, management believes any impairment in the Company’s securities is temporary and no impairment loss has been realized in the Company’s consolidated statement of income. The Company recorded no other-than-temporary impairment charges in 2012, 2013 or 2014.

The following table summarizes the contractual maturity of securities and their weighted average yields as of December 31, 2014. The contractual maturity of a mortgage-backed security is the date at which the last underlying mortgage matures. Available for sale securities are shown at fair value and held to maturity securities are shown at amortized cost. Other securities are included in the corporate debt securities category. For purposes of the table below, tax-exempt states and political subdivisions are calculated on a tax equivalent basis.

	December 31, 2014
			After One Year		After Five Years
			but		but
	Within One		Within Five		Within Ten		After Ten
	Year		Years		Years		Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$2,020	0.41%	$34,071	0.81%	$16,262	2.45%	$-	-	$52,353	1.31%
States and political subdivisions	30,987	2.31%	146,607	1.70%	176,352	2.44%	64,995	3.32%	418,941	2.31%
Other Securities	12,758	3.63%	-	-	-	-	-	-	12,758	3.63%
Collateralized mortgage obligations	-	-	-	-	18,569	3.42%	34,589	0.44%	53,158	1.48%
Mortgage-backed securities	1,066	4.21%	241,015	4.38%	1,456,272	2.80%	6,810,213	2.17%	8,508,566	2.34%
Total	$46,831	2.63%	$421,693	3.16%	$1,667,455	2.77%	$6,909,797	2.17%	$9,045,776	2.33%

The contractual maturity of mortgage-backed securities and collateralized mortgage obligations is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities monthly pay downs cause the average lives of the securities to be much different than their stated lives. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and consequently, the average life of this security will be lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security. The weighted average life of the Company’s complete portfolio is 4.11 years with a modified duration of 3.80 years at December 31, 2014.

At December 31, 2014 and 2013, the Company did not own securities of any one issuer (other than the U.S. government and its agencies) for which aggregate adjusted cost exceeded 10% of the consolidated shareholders’ equity at such respective dates.

The average tax equivalent yield of the securities portfolio was 2.33% as of December 31, 2014 compared with 2.39% as of December 31, 2013 and 2.45% as of December 31, 2012. The average yield excluding the tax equivalent adjustment was 2.16% for the year ended December 31, 2014. Both decreases in yields were primarily due to the Company reinvesting funds at lower rates in 2014 and 2013 compared with 2013 and 2012, respectively. The overall non-acquisition growth in the average securities portfolio over the comparable periods was primarily funded by deposit growth.

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

Unlike U.S. Treasury and U.S. government agency securities, which have a lump sum payment at maturity, mortgage-backed securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. Premiums and discounts on mortgage-backed securities are amortized over the expected life of the security and may be impacted by prepayments. As such, mortgage-backed securities which are purchased at a premium will generally suffer decreasing net yields as interest rates drop because home owners tend to refinance their mortgages resulting in prepayments and an acceleration of premium amortization. Securities purchased at a discount will obtain higher net yields in a decreasing interest rate environment as prepayments result in a acceleration of discount accretion. At December 31, 2014, 80.0% of the mortgage-backed securities held by the Company had contractual final maturities of more than ten years with a weighted average life of 4.27 years.

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

Total deposits at December 31, 2014, were $17.69 billion, an increase of $2.40 billion or 15.7% compared with $15.29 billion at December 31, 2013 due primarily to the F&M acquisition completed during 2014 which added approximately $2.27 billion in deposits at acquisition date. Excluding deposits from this acquisition at December 31, 2014, deposits increased 2.2% for the year ended December 31, 2014, compared with their level at December 31, 2013. Total deposits at December 31, 2013 were $15.29 billion, an increase of $3.65 billion or 31.3% compared with $11.64 billion at December 31, 2012 due to the three acquisitions completed in 2013. Noninterest-bearing deposits at December 31, 2014 were $4.94 billion compared with $4.11 billion at December 31, 2013, an increase of $827.6 million or 20.1%. Noninterest-bearing deposits at December 31, 2013 were $4.11 billion compared with $3.02 billion at December 31, 2012, an increase of $1.09 billion or 36.2%. Interest-bearing deposits at December 31, 2014 were $12.76 billion, an increase of $1.58 billion or 14.1% compared with $11.18 billion at December 31, 2013. Interest-bearing deposits at December 31, 2013,were $11.18 billion, an increase of $2.56 billion or 29.6% compared with $8.63 billion at December 31, 2012.

The daily average balances and weighted average rates paid on deposits for each of the years ended December 31, 2014, 2013 and 2012 are presented below:

	Years Ended December 31,
	2014		2013		2012
	Average	Average	Average	Average	Average	Average
	Balance	Rate	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Interest-bearing checking	$3,516,987	0.24%	$2,651,320	0.30%	$1,979,345	0.42%
Regular savings	1,688,541	0.20	1,398,274	0.21	907,766	0.22
Money market savings	3,667,426	0.27	2,839,049	0.32	2,266,490	0.38
Time deposits	3,129,710	0.51	2,530,065	0.61	2,152,382	0.73
Total interest-bearing deposits	12,002,664	0.32	9,418,708	0.37	7,305,983	0.47
Noninterest-bearing deposits	4,687,680	-	3,345,594	-	2,442,860	-
Total deposits	$16,690,344	0.23%	$12,764,302	0.28%	$9,748,843	0.35%

The Company’s ratio of average noninterest-bearing deposits to average total deposits for the years ended December 31, 2014, 2013 and 2012 was 28.1%, 26.2%, and 25.1%, respectively.

The following table sets forth the amount of the Company’s certificates of deposit that are $100,000 or greater by time remaining until maturity at December 31, 2014 (dollars in thousands):

Three months or less	$625,392	33.7%
Over three through six months	828,372	44.6
Over six through 12 months	287,079	15.4
Over 12 months	116,415	6.3
Total	$1,857,258	100.0%

Other Borrowings

The Company utilizes borrowings to supplement deposits to fund its lending and investment activities. Borrowings consist of funds from the Federal Home Loan Bank (“FHLB”) and securities sold under repurchase agreements.

The following table presents the Company’s borrowings at December 31, 2014 and 2013:

			Securities
		FHLB	Sold Under
	FHLB	Long-Term	Repurchase
	Advances	Notes Payable	Agreements
	(Dollars in thousands)
December 31, 2014
Amount outstanding at year-end	$-	$8,724	$315,523
Weighted average interest rate at year-end	-	5.43%	0.26%
Maximum month-end balance during the year	$910,000	$10,689	$432,640
Average balance outstanding during the year	$134,370	$10,200	$361,025
Weighted average interest rate during the year	0.17%	5.35%	0.26%
December 31, 2013
Amount outstanding at year-end	$-	$10,689	$364,357
Weighted average interest rate at year-end	-	5.24%	0.27%
Maximum month-end balance during the year	$855,000	$51,768	$520,276
Average balance outstanding during the year	$449,350	$21,275	$443,231
Weighted average interest rate during the year	0.09%	5.21%	0.27%

FHLB advances and long-term notes payable—The Company has an available line of credit with the FHLB of Dallas, which allows the Company to borrow on a collateralized basis. The Company’s FHLB advances are typically considered short-term, overnight borrowings used to manage liquidity as needed. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At December 31, 2014, the Company had total funds of $5.91 billion available under this agreement of which a total amount of $8.7 million was outstanding. At December 31, 2014, there were no short-term overnight FHLB advances outstanding. Long-term notes payable were $8.7 million at December 31, 2014, with an average interest rate of 5.43%. The maturity dates on the FHLB notes payable range from the years 2015 to 2027 and have interest rates ranging from 4.23% to 6.10%.

Securities sold under repurchase agreements with Company customers— At December 31, 2014, the Company had $315.5 million in securities sold under repurchase agreements compared with $364.4 million at December 31, 2013 with weighted average rates paid of 0.26% and 0.27% for the years ended December 31, 2014 and 2013, respectively. Repurchase agreements are generally settled on the following business day; however, approximately $22.0 million of repurchase agreements outstanding at December 31, 2014 have maturity dates ranging from 3 to 24 months. All securities sold under agreements to repurchase are collateralized by certain pledged securities.

 Junior Subordinated Debentures

At December 31, 2014 and 2013, the Company had outstanding $167.5 million and $124.2 million, respectively, in junior subordinated debentures issued to the Company’s unconsolidated subsidiary trusts. On April 1, 2014, the Company acquired FMBC and assumed the obligations related to the junior subordinated debentures issued to F&M Bancorporation Statutory Trust I, F&M Bancorporation Statutory Trust II and F&M Bancorporation Statutory Trust III. In late 2014, the Company gave irrevocable notice of its intent to redeem three of the twelve outstanding issuances of junior subordinated debentures, which total $41.2 million, in January 2015.  Since December 31, 2014, the Company has provided irrevocable notice of its intent to redeem the remaining junior subordinated debentures during the first quarter of 2015.

A summary of pertinent information related to the Company’s twelve issues of junior subordinated debentures outstanding at December 31, 2014 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate (1)	Junior Subordinated Debt Owed to Trusts	Maturity Date (2)
(Dollars in thousands)
Prosperity Statutory Trust II (3)	July 31, 2001	$15,000	3 month LIBOR + 3.58%, not to exceed 12.50%	$15,464	July 31, 2031
Prosperity Statutory Trust III	August 15, 2003	12,500	3 month LIBOR + 3.00%	12,887	September 17, 2033
Prosperity Statutory Trust IV	December 30, 2003	12,500	3 month LIBOR + 2.85%	12,887	December 30, 2033
SNB Capital Trust IV	September 25, 2003	10,000	3 month LIBOR + 3.00%	10,310	September 25, 2033
TXUI Statutory Trust II (3)	December 19, 2003	5,000	3 month LIBOR + 2.85%	5,155	December 19, 2033
TXUI Statutory Trust III	November 30, 2005	15,500	3 month LIBOR + 1.39%	15,980	December 15, 2035
TXUI Statutory Trust IV	March 31, 2006	12,000	3 month LIBOR + 1.39%	12,372	June 30, 2036
FVNB Capital Trust II	June 14, 2005	18,000	3 month LIBOR + 1.68%	18,557	June 15, 2035
FVNB Capital Trust III (3)	June 23, 2006	20,000	3 month LIBOR + 1.60%	20,619	July 7, 2036
F&M Bancorporation Statutory Trust I (4)	March 26, 2003	15,000	3 month LIBOR + 3.15%	15,464	March 26, 2033
F&M Bancorporation Statutory Trust II (4)	March 17, 2004	12,000	3 month LIBOR + 2.79%	12,372	March 17, 2034
F&M Bancorporation Statutory Trust III (4)	December 15, 2005	15,000	3 month LIBOR + 1.80%	15,464	December 15, 2035
				$167,531

___________

(1)	The 3-month LIBOR in effect as of December 31, 2014 was 0.246%.
(2)	All debentures are callable five years from issuance date.
(3)	During the fourth quarter of 2014, the Company gave irrevocable notice of its intent to fully redeem these junior subordinated debentures in January 2015.
(4)	Assumed in connection with the F&M acquisition on April 1, 2014.

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

The Company utilizes static balance sheet rate shocks to estimate the potential impact on net interest income of changes in interest rates under various rate scenarios. This analysis estimates a percentage of change in the metric from the stable rate base scenario versus alternative scenarios of rising and falling market interest rates by instantaneously shocking a static balance sheet. The following table summarizes the simulated change in net interest income over a 12-month horizon as of December 31, 2014.

Change in Interest	Percent Change in
Rates (Basis Points)	Net Interest Income
+200	(2.7)%
+100	(1.7)%
Base	0.0%
-100	(3.5)%

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

Liquidity

Liquidity involves the Company’s ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate the Company on an ongoing basis and manage unexpected events. During 2013 and 2014, the Company’s liquidity needs have primarily been met by growth in core deposits, security and loan maturities and amortizing investment and loan portfolios. Although access to purchased funds from correspondent banks and overnight advances from the FHLB of Dallas are available and have been utilized on occasion to take advantage of investment opportunities, the Company does not generally rely on these external funding sources.

The following table illustrates, during the years presented, the mix of the Company’s funding sources and the average assets in which those funds are invested as a percentage of the Company’s average total assets for the periods indicated. Average assets totaled $20.60 billion for 2014 compared with $16.26 billion for 2013.

	2014	2013
Source of Funds:
Deposits:
Noninterest-bearing	22.76%	20.58%
Interest-bearing	58.27	57.94
Junior subordinated debentures	0.75	0.56
Securities sold under repurchase agreements	1.75	2.73
Other borrowings	0.70	2.90
Other noninterest-bearing liabilities	0.81	0.66
Shareholders’ equity	14.96	14.63
Total	100.00%	100.00%

Uses of Funds:
Loans	43.64%	38.16%
Securities	42.35	48.80
Federal funds sold and other interest-earning assets	0.70	0.31
Other noninterest-earning assets	13.31	12.73
Total	100.00%	100.00%

Average noninterest-bearing deposits to average deposits	28.09%	26.21%
Average loans to average deposits	53.85%	48.60%

The Company’s largest source of funds is deposits and its largest uses of funds are securities and loans. The Company does not expect a change in the source or use of its funds in the foreseeable future. The Company’s average loans increased 44.9% for the year ended December 31, 2014 compared with the year ended December 31, 2013. The Company predominantly invests excess deposits in government backed securities until the funds are needed to fund loan growth. The Company’s securities portfolio has a weighted average life of 4.11 years and a modified duration of 3.80 years at December 31, 2014.

As of December 31, 2014, the Company had outstanding $2.00 billion in commitments to extend credit and $112.5 million in commitments associated with outstanding standby letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of December 31, 2014, the Company had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

As of December 31, 2014, the Company had cash and cash equivalents of $677.9 million compared with $381.4 million at December 31, 2013. The increase was primarily due to the F&M acquisition completed during 2014.

Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of December 31, 2014 (other than deposit obligations and securities sold under repurchase agreements). The Company’s future cash payments associated with its contractual obligations pursuant to its junior subordinated debentures, FHLB notes payable and operating leases as of December 31, 2014 are summarized below. Payments for junior subordinated debentures include interest of $61.2 million that will be paid over the future periods. The future interest payments were calculated using the current rate in effect at December 31, 2014. In late 2014, the Company gave irrevocable notice of its intent to redeem three of the twelve outstanding issuances of junior subordinated debentures in January 2015. For those three issuances, the principal balance of $41.2 million and all of the accrued interest payable upon redemption is included in the “1 year or less” column below. The principal balance of the junior subordinated debentures at December 31, 2014 was $167.5 million. Payments for FHLB notes payable include interest of $2.7 million that will be paid over the future periods. Payments related to leases are based on actual payments specified in underlying contracts.

		More than 1 year	3 years or more
	1 year or	but less	but less	5 years
	less	than 3 years	than 5 years	or more	Total
	(Dollars in thousands)
Junior subordinated debentures	$44,422	$6,186	$6,186	$171,975	$228,769
Federal Home Loan Bank notes payable	2,247	2,313	5,251	1,648	11,459
Operating leases	6,927	9,468	4,401	7,792	28,588
Total	$53,596	$17,967	$15,838	$181,415	$268,816

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

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit expiring by period as of December 31, 2014 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

		More than 1 year	3 years or more
	1 year or	but less	but less	5 years
	less	than 3 years	than 5 years	or more	Total
	(Dollars in thousands)
Standby letters of credit	$93,094	$18,833	$589	$-	$112,516
Commitments to extend credit	1,149,704	368,189	72,356	408,116	1,998,365
Total	$1,242,798	$387,022	$72,945	$408,116	$2,110,881

Standby Letters of Credit. Standby letters of credit are written conditional commitments issued by the Company to guarantee the payment by or performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. The Company’s policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements.

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

Capital Adequacy Requirements in Effect as of December 31, 2014. The risk-based capital standards issued by the Federal Reserve Board required all bank holding companies to have “Tier 1 capital” of at least 4.0% and “total risk-based” capital (Tier 1 and Tier 2) of at least 8.0% of total risk-weighted assets. “Tier 1 capital” generally included common shareholders’ equity and qualifying perpetual preferred stock together with related surpluses and retained earnings, less deductions for goodwill and various other intangibles. “Tier 2 capital” could have consisted of a limited amount of intermediate-term preferred stock, a limited amount of term subordinated debt, certain hybrid capital instruments and other debt securities, perpetual preferred stock not qualifying as Tier 1 capital and a limited amount of the general valuation allowance for loan losses. The sum of Tier 1 capital and Tier 2 capital was “total risk-based capital.”

The Federal Reserve Board had also adopted guidelines which supplemented the risk-based capital guidelines with a minimum ratio of Tier 1 capital to average total consolidated tangible assets, or “leverage ratio,” of 4.0%, unless certain criteria were met. These rules further provided that banking organizations experiencing internal growth or making acquisitions, like the Company, would be expected to maintain capital positions substantially above the minimum supervisory levels and comparable to peer group averages, without significant reliance on intangible assets.

Pursuant to FDICIA, each federal banking agency revised its risk-based capital standards to ensure that those standards took adequate account of interest rate risk, concentration of credit risk and the risks of nontraditional activities, as well as reflected the actual performance and expected risk of loss on multifamily mortgages. The Bank is subject to capital adequacy guidelines of the FDIC that are substantially similar to the Federal Reserve Board’s guidelines. Also pursuant to FDICIA, the FDIC has promulgated regulations setting the levels at which an insured institution such as the Bank would be considered “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” Under the FDIC’s regulations, the Bank is classified “well-capitalized” for purposes of prompt corrective action.

Total shareholders’ equity increased to $3.24 billion at December 31, 2014, compared with $2.79 billion at December 31, 2013, an increase of $458 million or 16.4%. This increase was primarily the result of net income of $297.4 million and common stock issued in connection with the F&M acquisition of $218.2 million, partially offset by dividends paid on the common stock of $68.4 million.

The following table provides a comparison of the Company’s and the Bank’s leverage and risk-weighted capital ratios as of December 31, 2014 to the minimum and well-capitalized regulatory standards:

			To Be Categorized As
	Minimum Required		Well Capitalized Under	Actual Ratio at
	For Capital		Prompt Corrective	December 31,
	Adequacy Purposes		Action Provisions	2014
The Company
Leverage ratio	4.00	% (1)	N/A	7.69%
Tier 1 risk-based capital ratio	4.00%		N/A	13.80%
Total risk-based capital ratio	8.00%		N/A	14.56%

The Bank
Leverage ratio	4.00	% (2)	5.00%	7.50%
Tier 1 risk-based capital ratio	4.00%		6.00%	13.46%
Total risk-based capital ratio	8.00%		10.00%	14.22%

__________

(1)	The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.
(2)	The FDIC may require the Bank to maintain a leverage ratio above the required minimum.

Basel III Capital Adequacy Requirements Effective January 1, 2015. In July 2013, the Federal Reserve Board and FDIC published the Basel III Capital Rules establishing a new comprehensive capital framework for U.S. banking organizations. For more information, see Item 1. Business – Supervision and Regulation – The Company - Basel III Capital Adequacy Requirements Effective January 1, 2015.

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

CONSOLIDATED QUARTERLY FINANCIAL DATA OF THE COMPANY

	Quarter Ended 2014
	December 31	September 30	June 30	March 31
	(Dollars in thousands, except per share data)
	(unaudited)
Interest income	$186,578	$187,466	$186,503	$154,248
Interest expense	8,827	11,809	12,448	10,557
Net interest income	177,751	175,657	174,055	143,691
Provision for credit losses	6,350	5,000	6,325	600
Net interest income after provision	171,401	170,657	167,730	143,091
Noninterest income	30,106	30,161	34,001	28,604
Noninterest expense	84,762	85,510	88,696	71,034
Income before income taxes	116,745	115,308	113,035	100,661
Provision for income taxes	38,517	38,738	37,529	33,524
Net income	$78,228	$76,570	$75,506	$67,137

Earnings per share(1):
Basic	$1.12	$1.10	$1.08	$1.01
Diluted	$1.12	$1.10	$1.08	$1.01

	Quarter Ended 2013
	December 31	September 30	June 30	March 31
	(Dollars in thousands, except per share data)
	(unaudited)
Interest income	$155,751	$136,213	$129,302	$118,031
Interest expense	10,282	9,680	10,560	9,949
Net interest income	145,469	126,533	118,742	108,082
Provision for credit losses	7,865	4,025	2,550	2,800
Net interest income after provision	137,604	122,508	116,192	105,282
Noninterest income	25,158	21,554	25,274	23,441
Noninterest expense	68,592	61,537	61,300	55,767
Income before income taxes	94,170	82,525	80,166	72,956
Provision for income taxes	31,199	27,247	26,322	23,651
Net income	$62,971	$55,278	$53,844	$49,305

Earnings per share(1):
Basic	$0.98	$0.92	$0.89	$0.87
Diluted	$0.98	$0.91	$0.89	$0.86

 ____________

(1)	Earnings per share are computed independently for each of the quarters presented and therefore may not total earnings per share for the year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), were effective as of the end of the period covered by this report.

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of December 31, 2014, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission (“2013 Framework”). This assessment included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2014.

Deloitte & Touche LLP the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2014. The report is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Compliance with Designated Laws and Regulations

Management is also responsible for ensuring compliance with the federal laws and regulations concerning loans to insiders and the federal and state laws and regulations concerning dividend restrictions, both of which are designated by the FDIC as safety and soundness laws and regulations.

Management assessed its compliance with the designated safety and soundness laws and regulations and has maintained records of its determinations and assessments as required by the FDIC. Based on this assessment, management believes that the Company has complied with the designated safety and soundness laws and regulations for the year ended December 31, 2014.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Prosperity Bancshares, Inc.

Houston, Texas

We have audited the internal control over financial reporting of Prosperity Bancshares, Inc. and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because management's assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management's assessment and our audit of the Company's internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management's statement referring to compliance with laws and regulations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of the Company and our report dated March 2, 2015 expressed an unqualified opinion on those consolidated financial statements.

/s/ Deloitte & Touche LLP

Houston, Texas

March 2, 2015

ITEM 9B. OTHER INFORMATION

None.

PART III.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the information under the captions “Election of Directors,” “Continuing Directors and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance—Committees of the Board—Audit Committee,” “Corporate Governance—Director Nomination Process” and “Corporate Governance—Code of Ethics” in the Company’s definitive Proxy Statement for its 2015 Annual Meeting of Shareholders (the “2015 Proxy Statement”) to be filed with the Commission pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information under the captions “Executive Compensation and Other Matters” and “Director Compensation” in the 2015 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Certain information required by this Item 12 is included under “Securities Authorized for Issuance under Equity Compensation Plans” in Part II, Item 5 of this Annual Report on Form 10-K. The other information required by this Item is incorporated herein by reference to the information under the caption “Beneficial Ownership of Common Stock by Management of the Company and Principal Shareholders” in the 2015 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information under the captions “Corporate Governance—Director Independence” and “Certain Relationships and Related Transactions” in the 2015 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information under the caption “Fees and Services of Independent Registered Public Accounting Firm” in the 2015 Proxy Statement.

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Income for the Years Ended December 31, 2014, 2013, and 2012

Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2014, 2013 and 2012

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012

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

10.1†	—	Prosperity Bancshares, Inc. 1998 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267))

10.2†	—	Prosperity Bancshares, Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4 (Registration No. 333-121767))

10.3†	—

Second Amended and Restated Employment Agreement effective January 1, 2009 by and among Prosperity Bancshares, Inc., Prosperity Bank and David Zalman (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 7, 2009)

10.4†	—

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

Exhibit Number(1)		Description

10.7†	—	Prosperity Bancshares, Inc. 2012 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 23, 2012)

10.8	—

Agreement and Plan of Reorganization by and between Prosperity Bancshares, Inc. and American State Financial Corporation dated February 26, 2012 (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 27, 2012)

10.9†	—

Amended and Restated Employment Agreement dated October 20, 2014 by and between W.R. Collier and Prosperity Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014)

10.10†*	—	Employment Agreement dated February 26, 2012 by and between Michael F. Epps and Prosperity Bank

10.11†*	—	Management Security Plan Agreement of American State Bank, amended and restated effective as of January 1, 2005, as assumed by Prosperity Bank

21.1*	—	Subsidiaries of Prosperity Bancshares, Inc.

23.1*	—	Consent of Deloitte & Touche LLP

31.1*	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101**	—	Interactive financial data

†	Management contract or compensatory plan or arrangement.
*	Filed with this Annual Report on Form 10-K.
**	Furnished with this Annual Report on Form 10-K.
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

Date: March 2, 2015

PROSPERITY BANCSHARES, INC.® (Registrant)

By:	/s/ DAVID ZALMAN
David Zalman Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Positions	Date

/s/ DAVID ZALMAN	Chairman of the Board and Chief Executive Officer	March 2, 2015
David Zalman	(principal executive officer); Director

/s/ DAVID HOLLAWAY	Chief Financial Officer (principal financial officer and	March 2, 2015
David Hollaway	principal accounting officer)

/s/ JAMES A. BOULIGNY	Director	March 2, 2015
James A. Bouligny

/s/ W. R. COLLIER	Director	March 2, 2015
W. R. Collier

/s/ WILLIAM H. FAGAN, M.D.	Director	March 2, 2015
William Fagan, M.D.

/s/ LEAH HENDERSON	Director	March 2, 2015
Leah Henderson

/s/ NED S. HOLMES	Director	March 2, 2015
Ned S. Holmes

/s/ WILLIAM T. LUEDKE IV	Director	March 2, 2015
William T. Luedke IV

/s/ PERRY MUELLER, JR., D.D.S.	Director	March 2, 2015
Perry Mueller, Jr., D.D.S.

/s/ HARRISON STAFFORD II	Director	March 2, 2015
Harrison Stafford II

/s/ ROBERT STEELHAMMER	Director	March 2, 2015
Robert Steelhammer

/s/ H.E. TIMANUS, JR.	Director	March 2, 2015
H.E. Timanus, Jr.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Prosperity Bancshares, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheets of Prosperity Bancshares, Inc. and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Prosperity Bancshares, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Houston, Texas

March 2, 2015

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(Dollars in thousands)
ASSETS
Cash and due from banks	$677,285	$380,990
Federal funds sold	569	400
Total cash and cash equivalents	677,854	381,390

Available for sale securities, at fair value	145,399	157,478
Held to maturity securities, at cost (fair value of $8,948,692 and $7,987,342 respectively)	8,900,377	8,066,970
Total securities	9,045,776	8,224,448

Loans held for sale	8,602	2,210
Loans held for investment	9,235,581	7,773,011
Total loans	9,244,183	7,775,221
Less: allowance for credit losses	(80,762)	(67,282)
Loans, net	9,163,421	7,707,939

Accrued interest receivable	51,941	49,246
Goodwill	1,874,191	1,671,520
Core deposit intangibles, net	58,947	42,049
Bank premises and equipment, net	281,549	282,925
Other real estate owned	3,237	7,299
Bank owned life insurance (BOLI)	230,095	160,056
Federal Home Loan Bank of Dallas stock	15,432	24,499
Other assets	105,290	90,657
TOTAL ASSETS	$21,507,733	$18,642,028

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$4,936,420	$4,108,835
Interest-bearing	12,756,738	11,182,436
Total deposits	17,693,158	15,291,271
Fed funds purchased and other borrowings	8,724	10,689
Securities sold under repurchase agreements	315,523	364,357
Junior subordinated debentures	167,531	124,231
Accrued interest payable	3,190	2,500
Other liabilities	74,781	62,162
Total liabilities	18,262,907	15,855,210

COMMITMENTS AND CONTINGENCIES	-	-
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 20,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $1 par value; 200,000,000 shares authorized; 69,816,653 and 66,085,179 shares issued at December 31, 2014 and December 31, 2013, respectively; 69,779,565 and 66,048,091 shares outstanding at December 31, 2014 and December 31, 2013, respectively	69,817	66,085
Capital surplus	2,025,235	1,798,862
Retained earnings	1,146,652	917,595
Accumulated other comprehensive income—net unrealized gain on available for sale securities, net of tax of $2,008 and $2,630, respectively	3,729	4,883
Less treasury stock, at cost, 37,088 shares	(607)	(607)
Total shareholders’ equity	3,244,826	2,786,818
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$21,507,733	$18,642,028

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2014	2013	2012
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$525,716	$376,117	$271,324
Securities	188,744	162,993	148,374
Federal funds sold	335	187	144
Total interest income	714,795	539,297	419,842

INTEREST EXPENSE:
Deposits	37,871	35,222	34,486
Other borrowings	772	1,497	1,352
Securities sold under repurchase agreements	938	1,201	705
Junior subordinated debentures	4,060	2,551	2,593
Total interest expense	43,641	40,471	39,136

NET INTEREST INCOME	671,154	498,826	380,706
PROVISION FOR CREDIT LOSSES	18,275	17,240	6,100
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	652,879	481,586	374,606
NONINTEREST INCOME:
Nonsufficient funds (NSF) fees	37,048	35,173	29,113
Credit card, debit card and ATM card income	22,889	22,463	21,057
Service charges on deposit accounts	16,452	12,864	11,112
Trust income	8,108	4,356	1,746
Mortgage income	4,264	4,038	2,681
Brokerage income	5,868	1,518	648
Net gain (loss) on sale of assets	4,658	(13)	(231)
Other	23,585	15,028	9,409
Total noninterest income	122,872	95,427	75,535
NONINTEREST EXPENSE:
Salaries and employee benefits	199,270	148,494	115,505
Net occupancy and equipment	24,756	18,934	16,475
Credit and debit card, data processing and software amortization	15,790	11,908	9,445
Regulatory assessments and FDIC insurance	15,017	10,261	7,679
Core deposit intangibles amortization	9,940	6,145	7,229
Depreciation	13,730	10,593	8,923
Communications	11,609	9,471	8,158
Other real estate expense	1,019	711	1,810
Other	38,871	30,679	23,233
Total noninterest expense	330,002	247,196	198,457
INCOME BEFORE INCOME TAXES	445,749	329,817	251,684
PROVISION FOR INCOME TAXES	148,308	108,419	83,783
NET INCOME	$297,441	$221,398	$167,901

EARNINGS PER SHARE:
Basic	$4.32	$3.66	$3.24
Diluted	$4.32	$3.65	$3.23

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Net income
Other comprehensive loss, before tax:	$297,441	$221,398	$167,901
Securities available for sale:
Change in unrealized gain during period	(1,776)	(6,312)	(6,903)
Total other comprehensive loss	(1,776)	(6,312)	(6,903)
Deferred tax benefit related to other comprehensive income	622	2,209	2,417
Other comprehensive loss, net of tax	(1,154)	(4,103)	(4,486)
Comprehensive income	$296,287	$217,295	$163,415

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
					Other		Total
	Common Stock		Capital	Retained	Comprehensive	Treasury	Shareholders’
	Shares	Amount	Surplus	Earnings	Income	Stock	Equity
	(In thousands, except share and per share data)
BALANCE AT DECEMBER 31, 2011	46,947,415	$46,947	$883,575	$623,878	$13,472	$(607)	$1,567,265
Net income				167,901			167,901
Other comprehensive loss					(4,486)		(4,486)
Common stock issued in connection with the exercise of stock options and restricted stock awards	189,402	190	3,383				3,573
Common stock issued in connection with the acquisition of Texas Bankers, Inc.	314,953	315	12,393				12,708
Common stock issued in connection with the acquisition of The Bank Arlington	135,347	135	6,064				6,199
Common stock issued in connection with the acquisition of American State Financial Corporation	8,524,835	8,525	349,774				358,299
Common stock issued in connection with the acquisition of Community National Bank	372,282	372	15,494				15,866
Stock based compensation expense			3,607				3,607
Cash dividends declared, $0.8000 per share				(41,543)			(41,543)
BALANCE AT DECEMBER 31, 2012	56,484,234	56,484	1,274,290	750,236	8,986	(607)	2,089,389
Net income				221,398			221,398
Other comprehensive loss					(4,103)		(4,103)
Common stock issued in connection with the exercise of stock options and restricted stock awards	240,620	240	5,139				5,379
Common stock issued in connection with the acquisition of East Texas Financial Services, Inc.	530,940	531	21,769				22,300
Common stock issued in connection with the acquisition of Coppermark Bancshares, Inc.	3,258,718	3,259	151,172				154,431
Common stock issued in connection with the acquisition of FVNB Corp.	5,570,667	5,571	342,317				347,888
Stock based compensation expense			4,175				4,175
Cash dividends declared, $0.8850 per share				(54,039)			(54,039)
BALANCE AT DECEMBER 31, 2013	66,085,179	66,085	1,798,862	917,595	4,883	(607)	2,786,818
Net income				297,441			297,441
Other comprehensive loss					(1,154)		(1,154)
Common stock issued in connection with the exercise of stock options and restricted stock awards	433,452	434	3,271				3,705
Common stock issued in connection with the acquisition of F&M Bancorporation Inc.	3,298,022	3,298	214,866				218,164
Stock based compensation expense			8,236				8,236
Cash dividends declared, $0.9925 per share				(68,384)			(68,384)
BALANCE AT DECEMBER 31, 2014	69,816,653	$69,817	$2,025,235	$1,146,652	$3,729	$(607)	$3,244,826

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$297,441	$221,398	$167,901
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and core deposit intangibles amortization	23,670	16,738	16,152
Provision for credit losses	18,275	17,240	6,100
Deferred income tax expense	45,713	19,884	9,615
Net amortization of premium on investments	51,680	68,703	66,893
(Gain) loss on sale or write down of premises, equipment and other real estate	(3,974)	549	688
Net amortization of premium on deposits	(2,556)	(388)	(109)
Net accretion of discount on loans	(95,876)	(62,723)	(26,413)
Proceeds from sale of loans held for sale	182,138	168,784	91,798
Originations of loans held for sale	(188,530)	(163,072)	(88,461)
Stock based compensation expense	8,236	4,175	3,607
Decrease (increase) in accrued interest receivable and other assets	9,786	24,793	(38,095)
Increase (decrease) in accrued interest payable and other liabilities	2,258	(8,424)	138
Net cash provided by operating activities	348,261	307,657	209,814

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of held to maturity securities	1,365,005	2,125,086	1,796,741
Purchase of held to maturity securities	(2,218,105)	(2,702,521)	(3,659,045)
Proceeds from maturities, sales and principal paydowns of available for sale securities	7,050,232	3,523,871	1,724,322
Purchase of available for sale securities	(6,999,997)	(3,454,998)	(1,109,999)
Net decrease (increase) in loans held for investment	219,952	(47,889)	(148,083)
Purchase of bank premises and equipment	(12,075)	(24,007)	(12,441)
Proceeds from the sale of Bankers Credit Card Services, Inc.	6,440	-	-
Proceeds from sale of bank premises, equipment and other real estate	28,765	12,359	16,855
Net cash and cash equivalents acquired in the purchase of Texas Bankers, Inc.	-	-	44,550
Net cash and cash equivalents acquired in the purchase of The Bank Arlington	-	-	12,037
Net cash and cash equivalents acquired in the purchase of American State Financial Corporation	-	-	123,023
Net cash and cash equivalents acquired in the purchase of Community National Bank	-	-	10,305
Net cash and cash equivalents acquired in the purchase of East Texas Financial Services, Inc.	-	3,471	-
Net cash and cash equivalents acquired in the purchase of Coppermark Banchares, Inc.	-	288,795	-
Net cash and cash equivalents acquired in the purchase of FVNB Corp.	-	284,683	-
Net cash and cash equivalents acquired in the purchase of F&M Bancorporation, Inc.	487,599
Net cash (used in) provided by investing activities	(72,184)	8,850	(1,201,735)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	176,477	177,362	336,997
Net (decrease) increase in interest-bearing deposits	(40,612)	(10,221)	480,866
Net (repayments of) proceeds from other short-term borrowings	-	(245,000)	245,000
Repayments of other long-term borrowings	(1,965)	(41,357)	(1,037)
Net (decrease) increase in securities sold under repurchase agreements	(48,834)	(93,545)	80,927
Proceeds from stock option exercises	3,705	5,379	3,573
Payments of cash dividends	(68,384)	(54,039)	(41,543)
Net cash provided by (used in) financing activities	20,387	(261,421)	1,104,783

NET INCREASE IN CASH AND CASH EQUIVALENTS	296,464	55,086	112,862
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	381,390	326,304	213,442
CASH AND CASH EQUIVALENTS, END OF PERIOD	$677,854	$381,390	$326,304

NONCASH ACTIVITIES:
Stock issued in connection with the Texas Bankers, Inc. acquisition	$-	$-	$12,708
Stock issued in connection with the The Bank Arlington acquisition	-	-	6,199
Stock issued in connection with the American State Financial Corporation acquisition	-	-	358,299
Stock issued in connection with the Community National Bank acquisition	-	-	15,866
Stock issued in connection with the East Texas Financial Services, Inc. acquisition	-	22,300	-
Stock issued in connection with the Coppermark Bancshares, Inc. acquisition	-	154,431	-
Stock issued in connection with the FVNB Corp. acquisition	-	347,888	-
Stock issued in connection with the F&M Bancorporation, Inc. acquisition	218,164	-	-
Acquisition of real estate through foreclosure of collateral	6,914	3,119	12,049

SUPPLEMENTAL INFORMATION:
Income taxes paid	$105,852	$92,226	$75,743
Interest paid	43,209	39,687	40,034

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Nature of Operations—Prosperity Bancshares, Inc.® (“Bancshares”) and its subsidiary, Prosperity Bank® (the “Bank”, collectively referred to as the “Company”) provide retail and commercial banking services. The Company operates its business as one domestic segment.

As of December 31, 2014, the Bank operated 245 full-service banking locations; with 62 in the Houston area, including The Woodlands; 30 in the South Texas area including Corpus Christi and Victoria; 36 in the Dallas/Fort Worth, Texas area; 22 in the East Texas area; 30 in the Central Texas area, including Austin and San Antonio; 34 in the West Texas area including Lubbock, Midland-Odessa and Abilene; 16 in the Bryan/College Station area; 6 in the Central Oklahoma area and 9 in the Tulsa, Oklahoma area.

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

Securities —Securities held to maturity are carried at cost, adjusted for the amortization of premiums and the accretion of discounts. Management has the positive intent and the Company has the ability to hold these assets until their estimated maturities.

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

Loans Held for Investment—Loans originated and held for investment are stated at the principal amount outstanding, net of unearned fees. The related interest income for multipayment loans is recognized principally by the simple interest method; for single payment loans, such income is recognized using the straight-line method.

The Company has two general categories of loans in its portfolio. Loans originated by the Bank and made pursuant to the Company’s loan policy and procedures in effect at the time the loan was made are referred to as “legacy loans” and loans acquired in a business combination are referred to as “acquired loans.” Acquired loans are initially recorded at fair value based on a discounted cash flow valuation methodology that considers, among other things, interest rates, projected default rates, loss given default, and recovery rates with no carryover of any existing allowance for credit losses. Those acquired loans that are renewed or substantially modified after the date of the business combination, which therefore causes them to become subject to the Company’s allowance for credit losses methodology, are referred to as “acquired legacy loans.” Modifications are reviewed for determination of troubled debt restructuring status independently of this process. In certain instances, acquired loans to one borrower may be combined or otherwise re-originated such that they are re-categorized as legacy loans. Acquired loans with a fair value discount or premium at the date of the business combination that remained at the reporting date are referred to as “fair-valued acquired loans.” All fair-valued acquired loans are further categorized into “Non-PCI loans” and “PCI loans” (purchased credit impaired loans). Acquired loans with evidence of credit quality deterioration at acquisition are reviewed to determine if it is probable that the Company will not be able to collect all contractual amounts due, including both principal and interest. When both conditions exist, such loans are accounted for as PCI loans.

The Company estimates the total cash flows expected to be collected from the PCI loans, which include undiscounted expected principal and interest, using credit risk, interest rate and prepayment risk assessments that incorporate management's best estimate of current key assumptions such as default rates, loss severity and payment speeds. The excess of the undiscounted total cash flows expected to be collected over the fair value of the related PCI loans represents the accretable yield, which is recognized as interest income on a level-yield basis over the life of the related loan. The difference between the undiscounted contractual principal and interest and the undiscounted total cash flows expected to be collected is the nonaccretable difference, which reflects the impact of estimated credit losses and other factors. Subsequent increases in expected cash flows will result in a recovery of any previously recorded allowance for credit losses, to the extent applicable, and a reclassification from nonaccretable difference to accretable yield, which is recognized prospectively over the then remaining life of the loan. Subsequent decreases in expected cash flows will result in an impairment charge to the provision for credit losses, resulting in an addition to the allowance for credit losses, and a reclassification from accretable yield to nonaccretable difference.

A loan disposal, which may include a loan sale, receipt of payment in full from the borrower or foreclosure, results in removal of the loan from the balance sheet at its allocated carrying amount and accretion of any remaining fair value discount to income.

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

Nonperforming and Past Due Loans—Included in the nonperforming loan category are loans which have been categorized by management as nonaccrual because collection of interest is doubtful and loans which have been restructured to provide a reduction in the interest rate or a deferral of interest or principal payments. When the payment of principal or interest on a loan is delinquent for 90 days, or earlier in some cases, the loan is placed on nonaccrual status unless the loan is in the process of collection and the underlying collateral fully supports the carrying value of the loan. If the decision is made to continue accruing interest on the loan, periodic reviews are made to confirm the accruing status of the loan. When a loan is placed on nonaccrual status, interest accrued but not yet collected prior to the determination of uncollectibility is charged to operations. Interest accrued during prior periods is charged to the allowance for credit losses. Any payments received on nonaccrual loans are applied first to outstanding principal of the loan amount, next to the recovery of charged-off loan amounts and finally, any excess is treated as recovery of lost interest.

Restructured loans are those loans on which concessions in terms have been granted because of a borrower’s financial difficulty. Interest is generally not accrued on such loans in accordance with the new terms.

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

In making its evaluation of the adequacy of the allowance for credit losses, management considers factors such as historical loan loss experience, the amount of nonperforming assets and related collateral, the volume, growth and composition of the Company’s loan portfolio, current economic conditions that may affect the borrower’s ability to pay and the value of collateral, the evaluation of the Company’s loan portfolio through its internal loan review process and other relevant factors.

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

The Company’s allowance for legacy credit losses consists of two elements: (1) specific valuation allowances based on probable losses on impaired loans; and (2) a general valuation allowance based on historical loan loss experience, general economic conditions and other qualitative risk factors both internal and external to the Company. A loan is defined as impaired if, based on current information and events, it is probable that a creditor will be unable to collect all amounts due, both interest and principal, according to the contractual terms of the loan agreement. The allowance for credit losses related to impaired loans is determined based on the difference of carrying value of loans and the present value of expected cash flows discounted at the loan’s effective interest rate or, as a practical expedient, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.

Loans acquired in business combinations are initially recorded at fair value, which includes an estimate of credit losses expected to be realized over the remaining lives of the loans, and therefore no corresponding allowance for credit losses is recorded for these loans at acquisition. These fair value estimates associated with acquired loans, based on a discounted cash flow model, include estimates related to market interest rates and undiscounted projections of future cash flows that incorporate expectations of prepayments and the amount and timing of principal, interest and other cash flows, as well as any shortfalls thereof. At period-end after acquisition, the fair-valued acquired loans from each acquisition are reassessed to determine whether an addition to the allowance for credit losses is appropriate due to further credit quality deterioration. Methods utilized to estimate any subsequently required allowance for credit losses for acquired loans not deemed credit-impaired at acquisition are similar to originated loans; however, the estimate of loss is based on the unpaid principal balance and then compared to any remaining unaccreted purchase discount. To the extent that the calculated loss is greater than the remaining unaccreted purchase discount, an allowance is recorded for such difference.

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

Derivative Financial Instruments—The Company inherited interest rate swaps with certain commercial customers of acquired institutions who wished to obtain a loan at a fixed rate. In these transactions, the acquired institution entered into an interest rate swap with the customer while at the same time entering into an offsetting interest rate swap with another financial institution. In connection with each swap transaction, the Company agrees to pay interest to the borrowing customer on a notional amount at a variable interest rate and receives interest from the customer on the same notional amount at a fixed interest rate. At the same time, the acquired institution agreed to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows the customer to effectively convert a variable-rate loan to a fixed-rate. Because the Company acts solely as an intermediary for its customer, changes in the fair value of the underlying derivative contracts offset each other and do not significantly impact the Company’s results of operations.

Goodwill —Goodwill is annually assessed for impairment or when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

On January 1, 2012, the Company adopted Accounting Standard Update No. 2011-08, "Intangibles - Goodwill and Other (Topic 350): Testing Goodwill for Impairment," (ASU 2011-08), which allows companies in certain circumstances to use a qualitative approach to assess goodwill for impairment. The provisions of ASU 2011-08 give companies the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining the need to perform step one of the annual test for goodwill impairment. An entity has an unconditional option to bypass the qualitative assessment described in the preceding paragraph for any reporting unit in any period and proceed directly to performing the first step of the goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period.

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

Estimating the fair value of the Company’s reporting unit is a subjective process involving the use of estimates and judgments, particularly related to future cash flows of the reporting units, discount rates (including market risk premiums) and market multiples. Material assumptions used in the valuation tools included the comparable public company price multiples used in the terminal value, future cash flows and the market risk premium component of the discount rate. The estimated fair value of the reporting unit is determined using a blend of two commonly used valuation techniques: the market approach and the income approach. The Company gives consideration to both valuation techniques, as either technique can be an indicator of value. For the market approach, valuation is based on an analysis of relevant price multiples in market trades in companies with similar characteristics. For the income approach, estimated future cash flows (derived from internal forecasts and economic expectations) and terminal value (value at the end of the cash flow period, based on price multiples) are discounted. The discount rate was based on the imputed cost of equity capital.

Amortization of Core Deposit Intangibles—Core deposit intangibles are being amortized on a non-pro rata basis over an estimated life of 10 to 15 years.

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

The following table illustrates the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2014		2013		2012
	(Amounts in thousands, except per share data)
		Per Share		Per Share		Per Share
	Amount	Amount	Amount	Amount	Amount	Amount

Net income	$297,441		$221,399		$167,901
Basic:
Weighted average shares outstanding	68,855	$4.32	60,421	$3.66	51,794	$3.24

Diluted:
Add incremental shares for:
Effect of dilutive securities - options	56		157		147
Total	68,911	$4.32	60,578	$3.65	51,941	$3.23

 There were no stock options exercisable at December 31, 2014, 2013 and 2012 that would have had an anti-dilutive effect on the above computation.

New Accounting Standards

Accounting Standards Updates (“ASU”)

ASU 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20) – Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items, which, among other things, required an entity to segregate extraordinary items considered to be unusual and infrequent from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. ASU 2015-01 is effective for the Company beginning January 1, 2016, though early adoption is permitted. ASU 2015-01 is not expected to have a significant impact on the Company’s financial statements.

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

ASU 2014-09 “Revenue from Contract with Customers (Topic 606).”  ASU 2014-09  supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and most industry-specific guidance throughout the Industry Topics of the Codification.  Additionally, ASU 2014-09  supersedes some cost guidance included in Revenue Recognition—Construction-Type and Production-Type Contracts (Subtopic 605-35).  In addition, the existing requirements for the recognition  of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer are amended to be consistent with the guidance on recognition and measurement.   The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU 2014-09 is effective for the Company beginning after January 1, 2017, with retrospective application to each prior reporting period presented, and the Company is still evaluating the potential impact on the Company's financial statements.

ASU 2014-04 “Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40) — Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” ASU 2014-04 intends to reduce diversity by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. ASU 2014-04 is effective for the Company on January 1, 2015 and is not expected to have a significant impact on the Company’s financial statements.

2. ACQUISITIONS

Acquisitions are an integral part of the Company’s growth strategy. All acquisitions were accounted for using the acquisition method of accounting. Accordingly, the assets and liabilities of the acquired entities were recorded at their fair values at the acquisition date. The excess of the purchase price over the estimated fair value of the net assets for tax-free acquisitions was recorded as goodwill, none of which is deductible for tax purposes. The excess of the purchase price over the estimated fair value of the net assets for taxable acquisitions was also recorded as goodwill, and is deductible for tax purposes. The identified core deposit intangibles for each acquisition are being amortized using a non-pro rata basis over an estimated life of ten to fifteen years. The results of operations for each acquisition have been included in the Company’s consolidated financial results beginning on the respective acquisition date.

The measurement period for the Company to determine the fair values of acquired identifiable assets and assumed liabilities will end at the earlier of (1) twelve months from the date of the acquisition or (2) as soon as the Company receives the information it was seeking about facts and circumstances that existed as of the acquisition date or learns that more information is not obtainable. The Company is currently in the process of obtaining fair values for certain acquired assets and assumed liabilities and therefore the following estimates for the 2014 acquisition are preliminary. The following acquisitions were completed on the dates indicated:

2014 Acquisition

Acquisition of F&M Bancorporation Inc. – On April 1, 2014, the Company completed the acquisition of F&M Bancorporation Inc. (“FMBC”) and its wholly-owned subsidiary The F&M Bank & Trust Company (collectively, “F&M”) headquartered in Tulsa, Oklahoma. F&M operated 13 banking locations: 9 in Tulsa, Oklahoma and surrounding areas; 1 (a loan production office) in Oklahoma City, Oklahoma; and 3 in Dallas, Texas. The Company acquired FMBC to further expand its Oklahoma and Dallas, Texas area markets. The acquisition is not considered significant to the Company’s financial statements and therefore pro forma financial data is not included.

The Company acquired loans and deposits with fair values of $1.60 billion and $2.27 billion, respectively, at acquisition date. Under the terms of the definitive agreement, the Company issued 3,298,022 shares of Company common stock plus $34.2 million in cash for all outstanding shares of FMBC capital stock for total merger consideration of $252.4 million based on the Company’s closing stock price of $66.15. As of December 31, 2014, the Company recognized goodwill of $198.2 million, which does not include subsequent fair value adjustments that are still being finalized. Goodwill is calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of identifiable assets acquired, none of which is expected to be deductible for tax purposes. Additionally, the Company recognized $27.1 million of core deposit intangibles. For the year ended December 31, 2014, the Company incurred approximately $2.5 million of pre-tax merger related expenses in connection with the FMBC acquisition.

Merger Related Expenses: The Company incurred $3.1 million of pre-tax merger related expenses during 2014. The merger expenses are reflected on the Company’s income statement for the applicable periods and are reported primarily in the categories of salaries and benefits, data processing and professional and legal fees. Merger related costs incurred during 2014 are presented in the table below by acquisition (dollars in thousands).

FVNB Corp.	$604
F&M Bancorporation Inc.	2,476
All other	34
$3,114

2013 Acquisitions

Acquisition of East Texas Financial Services, Inc. - On January 1, 2013, the Company completed the acquisition of East Texas Financial Services, Inc. (OTC BB: FFBT) and its wholly-owned subsidiary, First Federal Bank Texas (collectively, “East Texas Financial Services”). East Texas Financial Services operated 4 banking offices in the Tyler MSA, including 3 locations in Tyler, Texas and 1 location in Gilmer, Texas. The Company acquired East Texas Financial Services to increase its market share in the East Texas area. The acquisition is not considered significant to the Company’s financial statements and therefore pro forma financial data is not included.

The Company acquired loans and deposits with fair values of $122.1 million and $112.4 million, respectively, at acquisition date. Under the terms of the acquisition agreement, the Company issued 530,940 shares of the Company common stock for all outstanding shares of East Texas Financial Services capital stock, for total merger consideration of $22.3 million based on the Company’s closing stock price of $42.00. During 2013, the Company recognized goodwill of $15.0 million, to which no adjustments were made.

Acquisition of Coppermark Bancshares Inc. - On April 1, 2013, the Company completed the acquisition of Coppermark Bancshares, Inc. and its wholly-owned subsidiary, Coppermark Bank (collectively, “Coppermark”). Coppermark operated 9 full-service banking offices: 6 in Oklahoma City, Oklahoma and surrounding areas and 3 in the Dallas, Texas area. The Company acquired Coppermark to expand its market into Oklahoma. The acquisition is not considered significant to the Company’s financial statements and therefore pro forma financial data is not included.

The Company acquired loans and deposits with fair values of $801.9 million and $1.12 billion, respectively, at acquisition date. Under the terms of the acquisition agreement, the Company issued 3,258,718 shares of Company common stock plus $60.0 million in cash for all outstanding shares of Coppermark Bancshares, Inc. capital stock, for total merger consideration of $214.4 million based on the Company’s closing stock price of $47.39. During 2013, the Company recognized goodwill of $117.5 million. As of December 31, 2014, total goodwill related to the Coppermark acquisition was $117.7 million, after recording a $109 thousand measurement period adjustment during the first quarter of 2014. Additionally, the Company recognized $1.5 million of core deposit intangibles.

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

The Company acquired loans and deposits with fair values of $1.57 billion and $2.26 billion, respectively, at acquisition date. Under the terms of the acquisition agreement, the Company issued 5,570,667 shares of Company common stock plus $91.3 million in cash for all outstanding shares of FVNB Corp. capital stock for total merger consideration of $439.2 million based on the Company’s closing stock price of $62.45. During 2013, the Company recognized goodwill of $323.0 million. As of December 31, 2014, total goodwill related to the FVNB acquisition was $327.3 million, after recording a $4.3 million measurement period adjustment during 2014. Additionally, the Company recognized $18.4 million of core deposit intangibles.

Merger Related Expenses: The Company incurred $3.2 million of pre-tax merger related expenses during 2013. The merger expenses are reflected on the Company’s income statement for the applicable periods and are reported primarily in the categories of salaries and benefits, data processing and professional and legal fees. Merger related costs incurred during 2013 are presented in the table below by acquisition (dollars in thousands).

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

The Company acquired loans and deposits with fair values of $26.1 million and $70.4 million, respectively, at acquisition date. Under the terms of the acquisition agreement, the Company issued 314,953 shares of Company common stock for all outstanding shares of Texas Bankers capital stock, resulting in an acquisition date fair value of $12.7 million, based on the Company’s closing stock price of $40.35. During 2012, the Company recognized goodwill of $6.1 million, to which no adjustments were made.

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

The Company acquired loans and deposits with fair values of $22.0 million and $33.1 million, respectively, at acquisition date. Under the terms of the agreement, the Company issued 135,347 shares of Company common stock for all outstanding shares of The Bank Arlington capital stock, resulting in an acquisition date fair value of $6.2 million, based on the Company’s closing stock price of $45.80. During 2012, the Company recognized goodwill of $2.1 million. As of December 31, 2014, total goodwill related to The Bank Arlington was $2.0 million after a $130 thousand measurement period adjustment recorded during 2013.

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

During 2012, the Company recognized goodwill on the ASB transaction of $274.1 million. As of December 31, 2014, total goodwill related to ASB was $271.0 million after a $3.1 million measurement period adjustment recorded during 2013. Additionally, as of December 31, 2014, total core deposit intangibles related to ASB were $14.5 million as the Company recorded a $2.1 million measurement period adjustment during 2013.

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

Acquisition of Community National Bank—On October 1, 2012, the Company completed the acquisition of Community National Bank, Bellaire, Texas. Community National Bank operated one (1) banking office in Bellaire, Texas, in the Houston Metropolitan Area. The Company acquired Community National Bank to increase its market share in the Bellaire area of Houston. The acquisition is not considered significant to the Company’s financial statements and therefore pro forma financial data is not included.

The Company acquired loans and deposits with fair values of $62.7 million and $164.6 million, respectively, at acquisition date. Under the terms of the acquisition agreement, the Company issued 372,282 shares of Company common stock plus $11.4 million in cash for all outstanding shares of Community National Bank capital stock, for total merger consideration of $27.3 million, based on the Company’s closing stock price of $42.62. During 2012, the Company recognized goodwill of $10.3 million. As of December 31, 2014, total goodwill related to Community National Bank was $12.3 million after a $2.0 million measurement period adjustment recorded during 2013.

Merger Related Expenses: The Company incurred $7.0 million of pre-tax merger related expenses during 2012. The merger expenses are reflected on the Company’s income statement for the applicable periods and are reported primarily in the categories of salaries and benefits, data processing and professional and legal fees. Merger related costs incurred during 2012 are presented in the table below by acquisition (dollars in thousands).

Texas Bankers, Inc.	$392
The Bank Arlington	168
Community National Bank	250
American State Financial Corp	5,889
All other	321
$7,020

Acquired Loans

Acquired loans were preliminarily recorded at fair value based on a discounted cash flow valuation methodology that considers, among other things, interest rates, projected default rates, loss given default, and recovery rates (no allowance for credit losses was carried over from acquisitions completed during 2014 or 2013). During the valuation process, the Company identified PCI and Non-PCI loans in the acquired loan portfolios. PCI loan identification considers the following factors: payment history and past due status, debt service coverage, loan grading, collateral values and other factors that may indicate deterioration of credit quality since origination. Non-PCI loan identification considers the following factors: account types, remaining terms, annual interest rates or coupons, current market rates, interest types, past delinquencies, timing of principal and interest payments, loan to value ratios, loss exposures and remaining balances. Accretion of purchased discounts on PCI loans will be based on estimated future cash flows, regardless of contractual maturities. Accretion of purchased discounts on Non-PCI loans will be recognized on a level-yield basis based on contractual maturity of individual loans.

PCI Loans. The carrying amount of PCI loans included in the consolidated balance sheets and the related outstanding balances at December 31, 2014 and 2013 are presented in the table below. The outstanding balance represents the total amount owed as of December 31, 2014 and 2013, including accrued but unpaid interest and any amounts previously charged off.

	December 31,	December 31,
	2014	2013
	(Dollars in thousands)
PCI loans:
Outstanding balance	$129,412	$86,980
Less: discount	72,270	45,497
Recorded investment	$57,142	$41,483

Changes in the accretable yield for PCI loans for the years ended December 31, 2014 and 2013 were as follows:

	Year Ended December 31,
	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$9,855	$7,459
Additions	7,158	9,998
Reclassifications from nonaccretable	24,074	8,440
Accretion	(31,220)	(16,042)
Balance at December 31	$9,867	$9,855

Income recognition on PCI loans is subject to the Company’s ability to reasonably estimate both the timing and amount of future cash flows. PCI loans for which the Company is accruing interest income are not considered non-performing or impaired. The non-accretable difference represents contractual principal and interest the Company does not expect to collect.

Non-PCI Loans. The carrying amount of Non-PCI loans included in the consolidated balance sheets and the related outstanding balances at December 31, 2014 and 2013 are presented in the table below. The outstanding balance represents the total amount owed as of December 31, 2014 and 2013, including accrued but unpaid interest and any amounts previously charged off.

	December 31,	December 31,
	2014	2013
	(Dollars in thousands)
Non-PCI loans:
Outstanding balance	$2,186,111	$2,458,975
Less: discount	89,105	87,798
Recorded investment	$2,097,006	$2,371,177

Changes in the discount accretion for Non-PCI loans for the years ended December 31, 2014 and 2013 were as follows:

	Year Ended December 31,
	2014	2013
	(Dollars in thousands)
Balance at beginning of period	$87,798	$56,190
Additions	65,962	78,299
Accretion	(64,655)	(46,691)
Balance at December 31	$89,105	$87,798

At December 31, 2014, the Company had $161.4 million of total outstanding discounts on Non-PCI and PCI loans, of which $99.0 million was accretable.

3. GOODWILL AND CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles for fiscal years 2014 and 2013 were as follows:

		Core Deposit
	Goodwill	Intangibles
	(Dollars in thousands)
Balance as of December 31, 2012	$1,217,162	$26,159
Less:
Amortization	-	(6,145)
Add:
Measurement period adjustments	(1,225)	2,110
Acquisition of East Texas Financial Services, Inc.	15,007	-
Acquisition of Coppermark Bancshares, Inc.	117,544	1,514
Acquisition of FVNB Corp.	323,032	18,411
Balance as of December 31, 2013	1,671,520	42,049
Less:
Amortization	-	(9,940)
Add:
Measurement period adjustments	4,426	(302)
Acquisition of F&M Bancorporation Inc.	198,245	27,140
Balance as of December 31, 2014	$1,874,191	$58,947

Management performs an evaluation annually and more frequently if a triggering event occurs, of whether any impairment of the goodwill and other intangibles has occurred. If any such impairment is determined, a write down is recorded. As of December 31, 2014, there was no impairment recorded on goodwill and other intangibles.

Core deposit intangibles are being amortized on a non-pro rata basis over their estimated lives, which the Company believes is between 10 and 15 years. The estimated aggregate future amortization expense for core deposit intangibles remaining as of December 31, 2014 is as follows (dollars in thousands):

2015	9,530
2016	8,519
2017	6,327
2018	5,400
2019	4,546
Thereafter	24,625
Total	$58,947

4. CASH AND DUE FROM BANKS

The Federal Reserve Bank requires banks to maintain minimum average reserve balances. The amount of the required reserve balance for the Bank was $167.5 million and $132.0 million at December 31, 2014 and 2013, respectively.

5. SECURITIES

The amortized cost and fair value of investment securities were as follows:

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$14,402	$183	$-	$14,585
Collateralized mortgage obligations	33,519	91	(37)	33,573
Mortgage-backed securities	79,153	5,344	(14)	84,483
Other securities	12,588	201	(31)	12,758
Total	$139,662	$5,819	$(82)	$145,399

Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$52,353	$360	$(74)	$52,639
States and political subdivisions	404,356	6,147	(1,422)	409,081
Corporate debt securities	-	-	-	-
Collateralized mortgage obligations	19,585	215	(8)	19,792
Mortgage-backed securities	8,424,083	96,650	(53,553)	8,467,180
Total	$8,900,377	$103,372	$(55,057)	$8,948,692

	December 31, 2013
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$28,578	$797	$-	$29,375
Collateralized mortgage obligations	483	7	(1)	489
Mortgage-backed securities	108,316	6,843	(22)	115,137
Other securities	12,589	14	(126)	12,477
Total	$149,966	$7,661	$(149)	$157,478

Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$62,931	$46	$(935)	$62,042
States and political subdivisions	439,235	4,317	(2,207)	441,345
Corporate debt securities	513	5	-	518
Collateralized mortgage obligations	50,034	1,017	(58)	50,993
Mortgage-backed securities	7,514,257	84,166	(165,979)	7,432,444
Total	$8,066,970	$89,551	$(169,179)	$7,987,342

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI analysis. Investment securities classified as available for sale or held to maturity are evaluated for OTTI under Financial Accounting Standards Board (“FASB”): ASC Topic 320, “Investments—Debt and Equity Securities.”

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

As of December 31, 2014, management does not have the intent to sell any of its securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2014, management believes any impairment in the Company’s securities is temporary and no impairment loss has been realized in the Company’s consolidated statements of income.

Securities with unrealized losses segregated by length of time such securities have been in a continuous loss position were as follows:

	December 31, 2014
	Less than 12 Months		More than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$6,675	$(36)	$45	$(1)	$6,720	$(37)
Mortgage-backed securities	358	-	2,837	(14)	3,195	(14)
Other securities	1,706	(31)	-	-	1,706	(31)
Total	$8,739	$(67)	$2,882	$(15)	$11,621	$(82)

Held to Maturity
U.S. Treasury securities and obligations of U.S. government agencies	$17,098	$(74)	$-	$-	$17,098	$(74)
States and political subdivisions	45,680	(425)	44,760	(997)	90,440	(1,422)
Collateralized mortgage obligations	670	(5)	322	(3)	992	(8)
Mortgage-backed securities	1,149,380	(2,600)	2,349,143	(50,953)	3,498,523	(53,553)
Total	$1,212,828	$(3,104)	$2,394,225	$(51,953)	$3,607,053	$(55,057)

	December 31, 2013
	Less than 12 Months		More than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$5	$-	$50	$(1)	$55	$(1)
Mortgage-backed securities	651	(1)	3,313	(21)	3,964	(22)
Other securities	6,911	(126)	-	-	6,911	(126)
Total	$7,567	$(127)	$3,363	$(22)	$10,930	$(149)

Held to Maturity
U.S. Treasury securities and obligations of U.S. government agencies	$48,389	$(935)	$-	$-	$48,389	$(935)
States and political subdivisions	113,063	(1,581)	28,639	(626)	141,702	(2,207)
Collateralized mortgage obligations	2,109	(32)	433	(26)	2,542	(58)
Mortgage-backed securities	3,702,569	(106,816)	998,380	(59,163)	4,700,949	(165,979)
Total	$3,866,130	$(109,364)	$1,027,452	$(59,815)	$4,893,582	$(169,179)

At December 31, 2014, there were 501 securities in an unrealized loss position for more than 12 months.

The amortized cost and fair value of investment securities at December 31, 2014, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)
Due in one year or less	$32,904	$32,972	$12,688	$12,861
Due after one year through five years	175,844	177,023	4,776	4,834
Due after five years through ten years	183,608	186,894	8,895	9,006
Due after ten years	64,353	64,831	631	642
Subtotal	456,709	461,720	26,990	27,343
Mortgage-backed securities and collateralized mortgage obligations	8,443,668	8,486,972	112,672	118,056
Total	$8,900,377	$8,948,692	$139,662	$145,399

The Company recorded a net gain on the sale of securities of $7 thousand for the year ended December 31, 2014. The net gain was the result of a loss of $41 thousand on the sale of eight non-agency collateralized mortgage obligations (“CMO’s”) with a total book value of $1.2 million offset by a gain of $48 thousand on the sale of an available for sale mortgage-backed security with a total book value of $490 thousand. The Company recorded no gain or loss on the sale of securities for the year ended December 31, 2013 and 2012.

At December 31, 2014 and 2013, the Company did not own securities of any one issuer (other than the U.S. government and its agencies) for which aggregate adjusted cost exceeded 10% of the consolidated shareholders’ equity at such respective dates.

Securities with an amortized cost of $5.08 billion and $4.46 billion and a fair value of $5.10 billion and $4.47 billion at December 31, 2014 and 2013, respectively, were pledged to collateralize public deposits and for other purposes required or permitted by law.

6. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The loan portfolio consists of various types of loans made principally to borrowers located within the states of Texas and Oklahoma and is classified by major type as follows:

	December 31,
	2014	2013
	(Dollars in thousands)
Residential mortgage loans held for sale	$8,602	$2,210

Commercial and industrial	1,806,267	1,279,777
Real estate:
Construction, land development and other land loans	1,026,475	865,511
1-4 family residential (including home equity)	2,513,579	2,129,510
Commercial real estate (including multi-family residential)	3,030,340	2,753,797
Farmland	361,943	332,648
Agriculture	189,703	198,610
Consumer and other	307,274	213,158
Total loans held for investment	9,235,581	7,773,011
Total	$9,244,183	$7,775,221

Loan Origination/Risk Management. The Company has certain lending policies and procedures in place that are designed to maximize loan income within an acceptable level of risk. Management reviews and approves these policies and procedures on a regular basis. A reporting system supplements the review process by providing management with frequent reports related to loan production, loan quality, concentrations of credit, loan delinquencies and non-performing and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions. Loans to borrowers with aggregate debt relationships over $1.0 million and below $3.5 million are evaluated and acted upon on a daily basis by two of the company-wide loan concurrence officers. Loans to borrowers with aggregate debt relationships above $3.5 million are evaluated and acted upon by an officers’ loan committee which meets weekly. In addition to the officers’ loan committee evaluation, loans to borrowers with aggregate debt relationships from $25.0 million to $50.0 million are evaluated and acted upon by the directors’ loan committee which consists of three directors of the Bank and meets as necessary. Loans to borrowers with aggregate debt relationships over $50.0 million are evaluated and acted upon by the Bank’s board of directors either at a regularly scheduled monthly board meeting or by teleconference or written consent.

The Company maintains an independent loan review department that reviews and validates the credit risk program on a periodic basis. Results of these reviews are presented to management. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as the Company’s policies and procedures.

(i) Commercial and Industrial Loans. In nearly all cases, the Company’s commercial loans are made in the Company’s market areas and are underwritten on the basis of the borrower’s ability to service the debt from income. As a general practice, the Company takes as collateral a lien on any available real estate, equipment or other assets owned by the borrower and obtains a personal guaranty of the borrower or principal. Working capital loans are primarily collateralized by short-term assets whereas term loans are primarily collateralized by long-term assets. In general, commercial loans involve more credit risk than residential mortgage loans and commercial mortgage loans and, therefore, usually yield a higher return. The increased risk in commercial loans is due to the type of collateral securing these loans as well as the expectation that commercial loans generally will be serviced principally from the operations of the business, and those operations may not be successful. Historical trends have shown these types of loans to have higher delinquencies than mortgage loans. As a result of these additional complexities, variables and risks, commercial loans require more thorough underwriting and servicing than other types of loans.

(ii) Commercial Real Estate. The Company makes commercial real estate loans collateralized by owner-occupied and nonowner-occupied real estate to finance the purchase of real estate. The Company’s commercial real estate loans are collateralized by first liens on real estate, typically have variable interest rates (or five year or less fixed rates) and amortize over a 15 to 20 year period. Payments on loans secured by nonowner-occupied properties are often dependent on the successful operation or management of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than other types of loans. The Company seeks to minimize these risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition in connection with underwriting these loans. The underwriting analysis also includes credit verification, analysis of global cash flow, appraisals and a review of the financial condition of the borrower. At December 31, 2014, the Company had total commercial real estate loans totaling $4.06 billion which include the categories of construction, land development and other land loans, commercial real estate loans and multi-family residential loans. At December 31, 2014, approximately 37.1% of the outstanding principal balance of the Company’s commercial real estate loans were secured by owner-occupied properties.

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

(vi) Consumer Loans. Consumer loans made by the Company include direct “A”-credit automobile loans, recreational vehicle loans, boat loans, home improvement loans, personal loans (collateralized and uncollateralized), credit cards and deposit account collateralized loans. The terms of these loans typically range from 12 to 180 months and vary based upon the nature of collateral and size of loan. Generally, consumer loans entail greater risk than do real estate secured loans, particularly in the case of consumer loans that are unsecured or collateralized by rapidly depreciating assets such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan balance. The remaining deficiency often does not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws may limit the amount which can be recovered on such loans.

The contractual maturity ranges of the Company’s loan portfolio by type of loan and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of December 31, 2014 are summarized in the following table. Contractual maturities are based on contractual amounts outstanding and do not include loan purchase discounts of $161.4 million or loans held for sale of $8.6 million at December 31, 2014:

	One Year	Through	After Five
	or Less	Five Years	Years	Total
	(Dollars in thousands)
Commercial and industrial	$774,040	$702,492	$404,256	$1,880,788
Real estate:
Construction, land development and other land loans	348,560	203,759	478,605	1,030,924
1-4 family residential (includes home equity)	31,922	196,281	2,302,661	2,530,864
Commercial (includes multi-family residential)	135,957	600,426	2,351,382	3,087,765
Agriculture (includes farmland)	168,736	61,549	326,940	557,225
Consumer and other	123,433	89,933	96,024	309,390
Total	$1,582,648	$1,854,440	$5,959,868	$9,396,956

Loans with a predetermined interest rate	$487,134	$916,728	$2,616,963	$4,020,825
Loans with a floating interest rate	1,095,514	937,712	3,342,905	5,376,131
Total	$1,582,648	$1,854,440	$5,959,868	$9,396,956

Concentrations of Credit. Most of the Company’s lending activity occurs within the states of Texas and Oklahoma. The majority of the Company’s loan portfolio consists of commercial and industrial, commercial real estate and 1-4 family residential loans. As of December 31, 2014 and 2013, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

Foreign Loans. The Company has U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments was not significant at December 31, 2014 or 2013.

Related Party Loans. As of December 31, 2014 and 2013, loans outstanding to directors, officers and their affiliates totaled $4.9 million and $6.2 million, respectively. All transactions entered into between the Company and such related parties are done in the ordinary course of business and made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related-party loans is as follows:

	December 31,
	2014	2013
	(Dollars in thousands)
Beginning balance on January 1	$6,187	$6,682
New loans and reclassified related loans	4,943	306
Repayments	(6,190)	(801)
Ending balance	$4,940	$6,187

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

An aging analysis of past due loans, segregated by class of loans, was as follows:

	December 31, 2014
	Loans Past Due and Still Accruing
		90 or More	Total Past	Nonaccrual	Current	Total
	30-89 Days	Days	Due Loans	Loans	Loans	Loans
	(Dollars in thousands)
Construction, land development and other land loans	$7,667	$-	$7,667	$526	$1,018,282	$1,026,475
Agriculture and agriculture real estate (includes farmland)	2,995	377	3,372	96	548,178	551,646
1-4 family (includes home equity) (1)	2,261	82	2,343	3,570	2,516,268	2,522,181
Commercial real estate (includes multi-family residential)	12,679	65	12,744	6,340	3,011,256	3,030,340
Commercial and industrial	18,305	869	19,174	20,537	1,766,556	1,806,267
Consumer and other	612	800	1,412	353	305,509	307,274
Total	$44,519	$2,193	$46,712	$31,422	$9,166,049	$9,244,183

	December 31, 2013
	Loans Past Due and Still Accruing
		90 or More	Total Past	Nonaccrual	Current	Total
	30-89 Days	Days	Due Loans	Loans	Loans	Loans
	(Dollars in thousands)
Construction, land development and other land loans	$6,258	$2	$6,260	$386	$858,865	$865,511
Agriculture and agriculture real estate (includes farmland)	5,634	218	5,852	62	525,344	531,258
1-4 family (includes home equity) (1)	8,684	2,012	10,696	3,086	2,117,938	2,131,720
Commercial real estate (includes multi-family residential)	8,163	1,752	9,915	4,333	2,739,549	2,753,797
Commercial and industrial	9,552	933	10,485	2,208	1,267,084	1,279,777
Consumer and other	1,344	30	1,374	156	211,628	213,158
Total	$39,635	$4,947	$44,582	$10,231	$7,720,408	$7,775,221

(1)	Includes $8,602 and $2,210 of residential mortgage loans held for sale at December 31, 2014 and December 31, 2013, respectively.

  The following table presents information regarding nonperforming assets at the dates indicated:

	December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)

Nonaccrual loans (1)	$31,422	$10,231	$5,382	$3,578	$4,439
Accruing loans 90 or more days past due	2,193	4,947	331	-	189
Total nonperforming loans	33,615	15,178	5,713	3,578	4,628
Repossessed assets	67	27	68	146	161
Other real estate	3,237	7,299	7,234	8,328	11,053
Total nonperforming assets	$36,919	$22,504	$13,015	$12,052	$15,842

Nonperforming assets to total loans and other real estate	0.40%	0.29%	0.25%	0.32%	0.45%

(1)	Includes troubled debt restructurings of $911 thousand, $1.4 million, $3.6 million, 5.3 million and $2.6 million for the years ended December 31, 2014, 2013, 2012, 2011 and 2010, respectively.

The Company had $36.9 million in nonperforming assets at December 31, 2014 compared with $22.5 million at December 31, 2013 and $13.0 million at December 31, 2012. The nonperforming assets at December 31, 2014 consisted of 19 separate credits or ORE properties, while the nonperforming assets at December 31, 2013 consisted of 40 separate credits or ORE properties. These results are reflective of the Company’s conservative lending approach.

If interest on nonaccrual loans had been accrued under the original loan terms, approximately $2.7 million, $440 thousand, and $270 thousand would have been recorded as income for the years ended December 31, 2014, 2013 and 2012, respectively.

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

	December 31, 2014
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
	(Dollars in thousands)
With no related allowance recorded:
Construction, land development and other land loans	$250	$256	$-	$264
Agriculture and agriculture real estate (includes farmland)	-	-	-	7
1-4 family (includes home equity)	1,710	1,831	-	1,147
Commercial real estate (includes multi-family residential)	5,093	5,126	-	3,792
Commercial and industrial	9,485	9,678	-	4,794
Consumer and other	8,144	8,161	-	4,080
Total	24,682	25,052	-	14,084

With an allowance recorded:
Construction, land development and other land loans	276	276	225	138
Agriculture and agriculture real estate (includes farmland)	46	55	24	34
1-4 family (includes home equity)	1,426	1,473	418	1,973
Commercial real estate (includes multi-family residential)	62	63	24	838
Commercial and industrial	2,454	4,182	1,597	1,783
Consumer and other	234	251	205	164
Total	4,498	6,300	2,493	4,930

Total:
Construction, land development and other land loans	526	532	225	402
Agriculture and agriculture real estate (includes farmland)	46	55	24	41
1-4 family (includes home equity)	3,136	3,304	418	3,120
Commercial real estate (includes multi-family residential)	5,155	5,189	24	4,630
Commercial and industrial	11,939	13,860	1,597	6,577
Consumer and other	8,378	8,412	205	4,244
	$29,180	$31,352	$2,493	$19,014

	December 31, 2013
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
	(Dollars in thousands)
With no related allowance recorded:
Construction, land development and other land loans	$277	$289	$-	$711
Agriculture and agriculture real estate (includes farmland)	14	57	-	46
1-4 family (includes home equity)	584	664	-	538
Commercial real estate (includes multi-family residential)	2,490	3,798	-	1,470
Commercial and industrial	103	122	-	95
Consumer and other	15	16	-	13
Total	3,483	4,946	-	2,873

With an allowance recorded:
Construction, land development and other land loans	-	-	-	-
Agriculture and agriculture real estate (includes farmland)	21	27	18	28
1-4 family (includes home equity)	2,519	2,548	890	1,759
Commercial real estate (includes multi-family residential)	1,613	1,615	445	2,032
Commercial and industrial	1,111	1,192	1,029	1,077
Consumer and other	95	113	77	81
Total	5,359	5,495	2,459	4,977

Total:
Construction, land development and other land loans	277	289	-	711
Agriculture and agriculture real estate (includes farmland)	35	84	18	74
1-4 family (includes home equity)	3,103	3,212	890	2,297
Commercial real estate (includes multi-family residential)	4,103	5,413	445	3,502
Commercial and industrial	1,214	1,314	1,029	1,172
Consumer and other	110	129	77	94
	$8,842	$10,441	$2,459	$7,850

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

Grade 4—Credits in this category are considered “pass/watch.” Loans in this category have sources of repayment that remain sufficient to preclude a larger than normal probability of default and secondary sources are likewise currently of sufficient quantity, quality, and liquidity to protect the Company against loss of principal and interest. These borrowers have specific risk factors, but the overall strength of the credit is acceptable based on other mitigating credit and/or collateral factors and can repay the debt in the normal course of business.

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

The following table presents risk grades and classified loans by class of loan at December 31, 2014. Impaired loans include loans in risk grades 7, 8 and 9.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity) (1)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Grade 1	$-	$13,507	$-	$-	$61,697	$41,240	$116,444
Grade 2	-	-	-	-	-	-	-
Grade 3	1,022,002	528,400	2,503,679	2,965,455	1,698,558	257,588	8,975,682
Grade 4	-	-	-	-	-	-	-
Grade 5	497	4,265	1,174	10,424	3,266	18	19,644
Grade 6	2,308	4,921	8,266	25,839	4,707	50	46,091
Grade 7	526	46	3,136	5,155	11,834	8,378	29,075
Grade 8	-	-	-	-	105	-	105
Grade 9	-	-	-	-	-	-	-
PCI Loans (2)	1,142	507	5,926	23,467	26,100	-	57,142
Total	$1,026,475	$551,646	$2,522,181	$3,030,340	$1,806,267	$307,274	$9,244,183

(1) Includes $8.6 million of residential mortgage loans held for sale at December 31, 2014.

(2) Of the total PCI loans, $32.0 million were classified as substandard at December 31, 2014.

The following table presents risk grades and classified loans by class of loan at December 31, 2013. Impaired loans include loans in risk grades 7, 8 and 9.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity) (1)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Grade 1	$-	$5,225	$-	$-	$50,131	$31,362	$86,718
Grade 2	-	-	-	-	-	-	-
Grade 3	858,712	520,921	2,113,698	2,697,664	1,202,604	181,406	7,575,005
Grade 4	-	-	-	-	-	-	-
Grade 5	1,141	3,427	6,337	10,798	17,179	146	39,028
Grade 6	1,616	1,043	4,504	14,316	2,423	134	24,036
Grade 7	277	35	3,093	4,103	1,214	110	8,832
Grade 8	-	-	10	-	-	-	10
Grade 9	-	-	-	-	-	-	-
PCI Loans (2)	3,765	607	4,078	26,916	6,226	-	41,592
Total	$865,511	$531,258	$2,131,720	$2,753,797	$1,279,777	$213,158	$7,775,221

(1) Includes $2.2 million of residential mortgage loans held for sale at December 31, 2013.

(2) Of the total PCI loans, $17.6 million were classified as substandard at December 31, 2013.

Allowance for Credit Losses. The allowance for credit losses is established through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses which it believes is adequate for estimated losses in the Company’s loan portfolio. The amount of the allowance for credit losses is affected by the following: (1) charge-offs of loans that occur when loans are deemed uncollectible and decrease the allowance, (2) recoveries on loans previously charged off that increase the allowance and (3) provisions for credit losses charged to earnings that increase the allowance. Based on an evaluation of the loan portfolio and consideration of the factors listed below, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations.

The Company’s allowance for credit losses consists of two components: a specific valuation allowance based on probable losses on specifically identified loans and a general valuation allowance based on historical loan loss experience, general economic conditions and other qualitative risk factors both internal and external to the Company.

In setting the specific valuation allowance, the Company follows a loan review program to evaluate the credit risk in the total loan portfolio and assigns risk grades to each loan. Through this loan review process, the Company maintains an internal list of impaired loans which, along with the delinquency list of loans, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for credit losses. All loans that have been identified as impaired are reviewed on a quarterly basis in order to determine whether a specific reserve is required. For certain impaired loans, the Company allocates a specific loan loss reserve primarily based on the value of the collateral securing the impaired loan in accordance with ASC Topic 310-10, “Receivables.” The specific reserves are determined on an individual loan basis. Loans for which specific reserves are provided are excluded from the general valuation allowance described below.

In connection with this review of the loan portfolio, the Company considers risk elements attributable to particular loan types or categories in assessing the quality of individual loans. Some of the risk elements include:

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

In determining the amount of the general valuation allowance, management considers factors such as historical loan loss experience, concentration risk of specific loan types, the volume, growth and composition of the Company’s loan portfolio, current economic conditions that may affect the borrower’s ability to pay and the value of collateral, the evaluation of the Company’s loan portfolio through its internal loan review process, general economic conditions and other qualitative risk factors both internal and external to the Company and other relevant factors in accordance with ASC Topic 450, “Contingencies.” Based on a review of these factors for each loan type, the Company applies an estimated percentage to the outstanding balance of each loan type, excluding any loan that has a specific reserve allocated to it. The Company uses this information to establish the amount of the general valuation allowance.

In addition, for each category, the Company considers secondary sources of income and the financial strength and credit history of the borrower and any guarantors.

A change in the allowance for credit losses can be attributable to several factors, most notably (1) specific reserves identified for impaired loans, (2) historical credit loss information, (3) changes in environmental factors and (4) growth in the balance of legacy loans and the renewal or substantial modification of acquired loans (Non-PCI and PCI loans as discussed in Note 2) into the loan portfolio subject to the allowance methodology.

Changes in the Company’s asset quality are reflected in the allowance in several ways. Specific reserves that are calculated on a loan-by-loan basis and the qualitative assessment of all other loans reflect current changes in the credit quality of the loan portfolio. Historical credit losses, on the other hand, are based on a three-year look back period, which are then applied to estimate current credit losses inherent in the loan portfolio. A deterioration in the credit quality of the loan portfolio in the current period would increase the historical credit loss factor to be applied in future periods, just as an improvement in credit quality would decrease the historical credit loss factor.

The allowance for credit losses is further determined by the size of the loan portfolio subject to the allowance methodology and environmental factors that include Company-specific risk indicators and general economic conditions, both of which are constantly changing. The Company evaluates the economic and portfolio-specific factors on a quarterly basis to determine a qualitative component of the general valuation allowance. The factors include economic metrics, business conditions, delinquency trends, credit concentrations, nature and volume of the portfolio and other adjustments for items not covered by specific reserves and historical loss experience. Management’s assessment of qualitative factors is a statistically based approach to determine the inherent probable loss associated with such factors. Based on the Company’s actual historical loan loss experience relative to economic and loan portfolio-specific factors at the time the losses occurred, management is able to identify the probabilities of default and loss severity based on current economic conditions. The correlation of historical loss experience with current economic conditions provides an estimate of inherent and probable losses that has not been previously factored into the general valuation allowance by the determination of specific reserves and recent historical losses. Additionally, through back-testing, the Company is able to adjust the outputs of the analysis for imprecision.

Utilizing the aggregation of specific reserves, historical loss experience and a qualitative component, management is able to determine the valuation allowance to reflect the full inherent probable loss.

Loans acquired in business combinations are initially recorded at fair value, which includes an estimate of inherent credit losses expected to be realized over the remaining lives of the loans, and therefore no corresponding allowance for credit losses is recorded for these loans at acquisition. When a fair-valued acquired loan is renewed at its maturity date, the loan is re-categorized and is subject to the allowance methodology. When a fair-valued acquired loan is modified after acquisition, the loan is independently evaluated subsequent to the modification decision to determine whether the modification was, substantial, and therefore, requires that the loan be re-categorized as an acquired legacy loan. The determination is based on a discounted cash-flow analysis. Generally, when a change in discounted cash-flow of greater than 10% is identified, the fair-valued acquired loan becomes re-categorized and is evaluated at the time of renewal or modification in accordance with the Company’s allowance for credit losses methodology described above.

Non-PCI loans which were not deemed impaired subsequent to the acquisition date are considered non-impaired and are evaluated as part of the general valuation allowance. Non-PCI loans that have not become impaired subsequent to acquisition are segregated into a pool for each acquisition for allowance calculation purposes. For each pool, the Company estimates a hypothetical allowance for credit losses also referred to as an “indicated reserve” that is calculated in accordance with GAAP requirements. The Company uses the acquired bank’s past loss history adjusted for qualitative factors to establish the indicated reserve. The indicated reserve for each pool of Non-PCI loans is compared with the remaining discount for the respective pool to test for credit quality deterioration and the possible need for a loan loss provision. To the extent the remaining discount of the pool is greater than the indicated reserve, no additional allowance is necessary. In the event that the remaining discount of the pool is less than the indicated reserve, the difference results in an increase to the allowance recorded through a provision for credit losses.

Non-PCI loans that have deteriorated to an impaired status subsequent to acquisition are evaluated for a specific reserve on a quarterly basis which, when identified, is added to the allowance for credit losses. The Company reviews impaired Non-PCI loans on a loan-by-loan basis and determines the specific reserve based on the difference between the recorded investment in the loan and one of three factors: expected future cash flows, observable market price or fair value of the collateral. Because essentially all of the Company’s impaired Non-PCI loans have been collateral-dependent, the amount of the specific reserve historically has been determined by comparing the fair value of the collateral securing the Non-PCI loan with the recorded investment in such loan. In the future, the Company will continue to analyze impaired Non-PCI loans on a loan-by-loan basis and may use an alternative measurement method to determine the specific reserve, as appropriate and in accordance with applicable accounting standards.

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

At December 31, 2014, the allowance for credit losses totaled $80.8 million or 0.87% of total loans. At December 31, 2013, the allowance for credit losses totaled $67.3 million or 0.87% of total loans, and at December 31, 2012, the allowance aggregated $52.6 million or 1.01% of total loans. The allowance for credit losses totaled $80.8 million at December 31, 2014 compared with $67.3 million at December 31, 2013, an increase of $13.5 million or 20.0%.

The following table details the recorded investment in loans, excluding $8.6 million and $2.2 million of residential mortgage loans held for sale, and activity in the allowance for credit losses by portfolio segment for the years ended December 31, 2014 and 2013, respectively. During the fourth quarter of 2014, the Company enhanced its allowance for credit losses methodology. Under the enhanced methodology, qualitative environmental factors have been more precisely aligned to portfolio segments based on a statistical analysis which was undertaken by management. Such enhancement captures inherent probable loss in the portfolio associated with qualitative factors based on empirical data which includes various economic indicators, loss history, and levels of concentration. The portfolio segmentation of the allowance for credit losses noted below incorporates the effect of the enhancement at December 31, 2014. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses:
Balance January 1, 2014	$14,353	$1,229	$17,046	$24,835	$8,167	$1,652	$67,282
Provision for credit losses	1,541	1,503	358	(10,300)	22,187	2,986	18,275
Charge-offs	(155)	(71)	(1,223)	(2,009)	(818)	(5,674)	(9,950)
Recoveries	86	1,061	196	218	466	3,128	5,155
Net charge-offs	(69)	990	(1,027)	(1,791)	(352)	(2,546)	(4,795)
Balance December 31, 2014	$15,825	$3,722	$16,377	$12,744	$30,002	$2,092	$80,762

Allowance for credit losses related to:
December 31, 2014
Individually evaluated for impairment	$225	$24	$418	$24	$1,597	$205	$2,493
Collectively evaluated for impairment	15,600	3,698	15,959	12,720	28,405	1,887	78,269
PCI loans	-	-	-	-	-	-	-
Total allowance for credit losses	$15,825	$3,722	$16,377	$12,744	$30,002	$2,092	$80,762

Recorded investment in loans:
December 31, 2014
Individually evaluated for impairment	$526	$46	$3,136	$5,155	$11,939	$8,378	$29,180
Collectively evaluated for impairment	1,024,807	551,093	2,504,517	3,001,718	1,768,228	298,896	9,149,259
PCI loans	1,142	507	5,926	23,467	26,100	-	57,142
Total loans evaluated for impairment	$1,026,475	$551,646	$2,513,579	$3,030,340	$1,806,267	$307,274	$9,235,581

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses:
Balance January 1, 2013	$11,909	$764	$13,942	$19,607	$5,777	$565	$52,564
Provision for credit losses	2,470	399	3,277	5,189	2,714	3,191	17,240
Charge-offs	(271)	(48)	(211)	(894)	(672)	(3,397)	(5,493)
Recoveries	245	114	38	933	348	1,293	2,971
Net charge-offs	(26)	66	(173)	39	(324)	(2,104)	(2,522)
Balance December 31, 2013	$14,353	$1,229	$17,046	$24,835	$8,167	$1,652	$67,282

Allowance for credit losses related to:
December 31, 2013
Individually evaluated for impairment	$-	$18	$890	$445	$1,029	$77	$2,459
Collectively evaluated for impairment	14,353	1,211	16,156	24,390	7,138	1,575	64,823
PCI loans	-	-	-	-	-	-	-
Total allowance for credit losses	$14,353	$1,229	$17,046	$24,835	$8,167	$1,652	$67,282

Recorded investment in loans:
December 31, 2013
Individually evaluated for impairment	$277	$35	$3,103	$4,103	$1,214	$110	$8,842
Collectively evaluated for impairment	861,469	530,616	2,122,329	2,722,778	1,272,337	213,048	7,722,577
PCI loans	3,765	607	4,078	26,916	6,226	-	41,592
Total loans evaluated for impairment	$865,511	$531,258	$2,129,510	$2,753,797	$1,279,777	$213,158	$7,773,011

An analysis of activity in the allowance for credit losses for the year ended December 31, 2012 is as follows (dollars in thousands):

Balance at beginning of year	$51,594
Addition - provision charged to operations	6,100
Charge-offs and recoveries:
Loans charged-off	(7,896)
Loan recoveries	2,766
Net charge-offs	(5,130)
Balance at end of year	$52,564

 Troubled Debt Restructurings. The restructuring of a loan is considered a “troubled debt restructuring” if both (1) the borrower is experiencing financial difficulties and (2) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. Effective July 1, 2011, the Company adopted the provisions of ASU No. 2011-02, “Receivables (Topic 310)—A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” As such, the Company reassessed all loan modifications occurring since January 1, 2011 for identification as troubled debt restructurings.  The following table presents information regarding the recorded investment at December 31, 2014 and 2013 of loans modified in a troubled debt restructuring during the years ended December 31, 2014 and 2013:

	Years Ended of December 31,
	2014			2013
		Recorded			Recorded
		Investment	Recorded		Investment	Recorded
	Number of	at Date of	Investment	Number of	at Date of	Investment
	Loans	Restructure	at Year-End	Loans	Restructure	at Year-End
	(Dollars in thousands)
Troubled Debt Restructurings
Construction, land development and other land loans	-	$-	$-	1	$251	$236
Agriculture and agriculture real estate	-	-	-	-	-	-
1-4 Family (includes home equity)	-	-	-	-	-	-
Commercial real estate (commercial mortgage and multi-family)	1	35	35	1	450	450
Commercial and industrial	2	34	33	1	15	14
Consumer and other	-	-	-	-	-	-
Total	3	$69	$68	3	$716	$700

As of December 31, 2014, there have been no defaults on any loans that were modified as troubled debt restructurings during the preceding twelve months. Default is determined at 90 or more days past due. The modifications primarily related to extending the amortization periods of the loans, which includes loans modified during bankruptcy. The Company did not grant principal reductions on any restructured loans. At December 31, 2014 and 2013, the Company had $911 thousand and $1.4 million, respectively, in outstanding troubled debt restructurings. For the year ended December 31, 2014, the Company added 3 loans totaling $69 thousand as new troubled debt restructurings, of which $68 thousand was still outstanding on December 31, 2014. These modifications did not have a material impact on the Company’s determination of the allowance for credit losses.

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

The following tables present fair values for assets measured at fair value on a recurring basis:

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available for sale securities:
States and political subdivisions	$-	$14,585	$-	$14,585
Collateralized mortgage obligations	-	33,573	-	33,573
Mortgage-backed securities	-	84,483	-	84,483
Other securities	12,758	-	-	12,758
Non-hedging interest rate swap	-	303	-	303

	As of December 31, 2013
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available for sale securities:
States and political subdivisions	$-	$29,375	$-	$29,375
Collateralized mortgage obligations	-	489	-	489
Mortgage-backed securities	-	115,137	-	115,137
Other securities	12,477	-	-	12,477
Non-hedging interest rate swap	-	38	-	38

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). These instruments include other real estate owned, repossessed assets, held to maturity debt securities, loans held for sale, and impaired loans. For the year ended December 31, 2014, the Company had additions to other real estate owned of $8.1 million of which $1.7 million were outstanding as of December 31, 2014. For the year ended December 31, 2014, the Company had additions to impaired loans of $30.6 million, of which $24.5 million were outstanding as of December 31, 2014. The remaining financial assets and liabilities measured at fair value on a non-recurring basis that were recorded in 2014 and remained outstanding at December 31, 2014 were not significant. During the reported periods, all fair value measurements for assets remeasured at fair value on a non-recurring basis utilized Level 2 inputs.

The following tables summarize the carrying values and estimated fair values of certain financial instruments not recorded at fair value on a recurring basis:

	As of December 31, 2014
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Cash and due from banks	$677,285	$677,285	$-	$-	$677,285
Federal funds sold	569	569	-	-	569
Held to maturity securities	8,900,377	-	8,948,692	-	8,948,692
Loans held for sale	8,602	-	8,602	-	8,602
Loans held for investment, net of allowance	9,154,819	-	-	9,192,231	9,192,231
Other real estate owned	3,237	-	3,237	-	3,237

Liabilities
Deposits:
Noninterest-bearing	$4,936,420	$-	$4,936,420	$-	$4,936,420
Interest-bearing	12,756,738	-	12,767,961	-	12,767,961
Other borrowings	8,724	-	10,000	-	10,000
Securities sold under repurchase agreements	315,523	-	315,543	-	315,543
Junior subordinated debentures	167,531	-	159,740	-	159,740

	As of December 31, 2013
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Cash and due from banks	$380,990	$380,990	$-	$-	$380,990
Federal funds sold	400	400	-	-	400
Held to maturity securities	8,066,970	-	7,987,342	-	7,987,342
Loans held for sale	2,210	2,210	-	-	2,210
Loans held for investment, net of allowance	7,705,729	-	-	7,749,786	7,749,786
Other real estate owned	7,299	-	7,299	-	7,299

Liabilities
Deposits:
Noninterest-bearing	$4,108,835	$-	$4,108,835	$-	$4,108,835
Interest-bearing	11,182,436	-	11,196,241	-	11,196,241
Other borrowings	10,689	-	12,014	-	12,014
Securities sold under repurchase agreements	364,357	-	364,477	-	364,477
Junior subordinated debentures	124,231	-	119,325	-	119,325

Entities may choose to measure eligible financial instruments at fair value at specified election dates. The fair value measurement option (1) may be applied instrument by instrument, with certain exceptions, (2) is generally irrevocable and (3) is applied only to entire instruments and not to portions of instruments. Unrealized gains and losses on items for which the fair value measurement option has been elected must be reported in earnings at each subsequent reporting date. During the reported periods, the Company had no financial instruments measured at fair value under the fair value measurement option.

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

8. PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
	2014	2013
	(Dollars in thousands)
Land	$91,491	$97,000
Buildings	204,904	193,817
Furniture, fixtures and equipment	60,296	51,418
Construction in progress	2,409	5,600
Total	359,100	347,835
Less accumulated depreciation	(77,551)	(64,910)
Premises and equipment, net	$281,549	$282,925

Depreciation expense was $13.7 million, $10.6 million and $8.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.

9. DEPOSITS

Included in interest-bearing deposits are certificates of deposit in amounts of $100,000 or more. These certificates and their remaining maturities at December 31, 2014 were as follows (dollars in thousands):

Three months or less	$625,392	33.7%
Over three through six months	828,372	44.6
Over six through 12 months	287,079	15.4
Over 12 months	116,415	6.3
Total	$1,857,258	100.0%

Interest expense for certificates of deposit in excess of $100,000 was $11.6 million, $9.4 million and $8.9 million, for the years ended December 31, 2014, 2013 and 2012, respectively.

As of December 31, 2014, the Company had $270.7 million of deposits classified as brokered deposits for regulatory purposes, and there are no major concentrations of deposits with any one depositor.

10. OTHER BORROWINGS AND SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

The Company utilizes borrowings to supplement deposits to fund its lending and investment activities. Borrowings consist of funds from the Federal Home Loan Bank (“FHLB”) and securities sold under repurchase agreements.

The following table presents the Company’s borrowings at December 31, 2014 and 2013:

	December 31,
	2014	2013
	(Dollars in thousands)
FHLB advances	$-	$-
FHLB long-term notes payable	8,724	10,689
Total other borrowings	8,724	10,689
Securities sold under repurchase agreements	315,523	364,357
Total	$324,247	$375,046

FHLB advances and long-term notes payable—The Company has an available line of credit with the FHLB of Dallas, which allows the Company to borrow on a collateralized basis. FHLB advances are considered short-term, overnight borrowings and used to manage liquidity as needed. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At December 31, 2014, the Company had total funds of $5.91 billion available under this agreement of which a total amount of $8.7 million was outstanding at December 31, 2014. At December 31, 2014, there were no short-term overnight FHLB advances outstanding. Long-term notes payable were $8.7 million at December 31, 2014, with a weighted average interest rate of 5.43%. The maturity dates on the FHLB notes payable range from the years 2015 to 2027 and have interest rates ranging from 4.23% to 6.10%.

Securities sold under repurchase agreements with Company customers— At December 31, 2014, the Company had $315.5 million in securities sold under repurchase agreements compared with $364.4 million at December 31, 2013 with average rates paid of 0.26% and 0.27% for the years ended December 31, 2014 and 2013, respectively. Repurchase agreements are generally settled on the following business day; however, approximately $22.0 million of repurchase agreements outstanding at December 31, 2014 have maturity dates ranging from 3 to 24 months. All securities sold under agreements to repurchase are collateralized by certain pledged securities.

11. INCOME TAXES

The components of the provision for federal income taxes are as follows:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Current	$102,595	$88,535	$74,168
Deferred	45,713	19,884	9,615
Total	$148,308	$108,419	$83,783

The provision for federal income taxes differs from the amount computed by applying the federal income tax statutory rate of 35% to income before income taxes as follows:

	Year Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Taxes calculated at statutory rate	$156,012	$115,436	$88,089
(Decrease) increase resulting from:
Tax-exempt interest	(7,102)	(6,360)	(3,836)
Qualified School Construction Bond credit	(794)	(530)	(504)
Non taxable death benefits	(677)	-	-
BOLI income	(1,788)	(1,244)	(936)
Qualified stock options	6	12	22
Merger related expenses	86	185	538
State tax, net	1,898	864	195
Other, net	667	56	215
Total	$148,308	$108,419	$83,783

Deferred tax assets and liabilities are as follows:

	December 31,
	2014	2013
	(Dollars in thousands)
Deferred tax assets:
Loan purchase discounts	$56,553	$46,653
Allowance for credit losses	27,324	22,565
Accrued liabilities	8,704	6,294
Restricted stock	6,620	4,242
Deferred compensation	3,755	5,075
Certificates of Deposit	613	42
Net operating losses	5,055	8,818
Self insurance reserve	-	1,075
ORE write-downs	1,418	5,826
Investments in partnerships	95	30
Other	1,428	300
Total deferred tax assets	111,565	100,920

Deferred tax liabilities:
Goodwill and core deposit intangibles	(31,868)	(20,801)
Bank premises and equipment	(9,325)	(13,020)
Securities	(4,405)	(6,823)
Unrealized gain on available for sale securities	(2,008)	(2,629)
Prepaid expenses	(1,260)	(1,430)
Deferred loan fees and costs	(1,299)	(1,283)
Total deferred tax liabilities	(50,165)	(45,986)
Net deferred tax assets	$61,400	$54,934

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and estimates of future taxable income over the periods for which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at December 31, 2014.

Net operating loss carryforwards expire on various dates beginning in 2027 through 2033.

Benefits from tax positions are recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company had no tax positions at December 31, 2014 or December 31, 2013 that did not meet the more-likely-than not recognition threshold. ASC Topic 740 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. Penalties are recorded in other (gains) losses and interest paid or received is recorded in interest expense or interest income, respectively, in the consolidated statement of income. As of December 31, 2014 and 2013, the Company has not accrued any interest and penalties related to unrecognized tax benefits. The Company has identified its federal tax return and its state tax returns in Texas and Oklahoma as “major” tax jurisdictions, as defined. The periods subject to examination for the Company’s federal return are the 2011 through 2014 tax years. The Company has assumed to net operating loss carryforwards, “acquired NOLs”, through its acquisitions. The tax periods of the acquired entities from which these acquired NOLs originated are considered open years for purposes of adjusting the amount of the acquired NOLs used in the Company’s open years.

12. STOCK INCENTIVE PROGRAMS

At December 31, 2014, the Company had three stock-based employee compensation plans. Two of the three plans adopted by the Company have expired and therefore no additional awards may be issued under those plans. The Company accounts for stock-based employee compensation plans using the fair value-based method of accounting.  The Company recognized stock-based compensation expense of $8.2 million, $4.2 million and $3.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. There was approximately $2.9 million, $1.5 million and $1.2 million of income tax benefit recorded for the stock-based compensation expense for the same periods, respectively.

During 1998, the Company’s Board of Directors and shareholders approved the Prosperity Bancshares, Inc. 1998 Stock Incentive Plan (the “1998 Plan”) which authorized the issuance of up to 920,000 (after two-for-one stock split) shares of the common stock of Bancshares under both non-qualified and incentive stock options to employees and non-qualified stock options to directors who are not employees. The 1998 Plan also provided for the granting of restricted stock awards, stock appreciation rights, phantom stock awards and performance awards on substantially similar terms. A total of 819,500 options were granted under the 1998 Plan. Options to purchase a total of 17,230 shares of common stock of Bancshares granted under the 1998 Plan were outstanding and exercisable at December 31, 2014. The 1998 Plan has expired and therefore no additional options may be issued from the 1998 Plan.

In December 2004, the Company’s Board of Directors established the Prosperity Bancshares, Inc. 2004 Stock Incentive Plan (the “2004 Plan”), which was approved by the Company’s shareholders on February 23, 2005. The 2004 Plan authorized the issuance of up to 1,250,000 shares of common stock upon the exercise of options granted under the 2004 Plan or upon the grant or exercise, as the case may be, of other awards granted under the 2004 Plan. The 2004 Plan provided for the granting of incentive and nonqualified stock options to employees and nonqualified stock options to directors who are not employees. The 2004 Plan also provided for the granting of shares of restricted stock, stock appreciation rights, phantom stock awards and performance awards on substantially similar terms. A total of 191,625 options and 904,076 shares of restricted stock have been granted under the 2004 Plan as of December 31, 2014. Options to purchase a total of 35,975 shares of common stock of Bancshares granted under the 2004 Plan were outstanding at December 31, 2014, of which 20,475 were exercisable. The 2004 Plan has expired and therefore no additional shares may be issued from the 2004 Plan.

On February 22, 2012, the Company’s Board of Directors adopted the Prosperity Bancshares, Inc. 2012 Stock Incentive Plan (the “2012 Plan”), which was approved by the Company’s shareholders on April 17, 2012. The 2012 Plan authorizes the issuance of up to 1,250,000 shares of common stock upon the exercise of options granted under the 2012 Plan or pursuant to the grant or exercise, as the case may be, of other awards granted under the 2012 Plan, including restricted stock, stock appreciation rights, phantom stock awards and performance awards. A total of 10,043 shares have been granted under the 2012 Plan as of December 31, 2014.

Stock options are issued at the current market price on the date of the grant, subject to a pre-determined vesting period with a contractual term of 10 years. Options assumed in connection with acquisitions have contractual terms as established in the original option grant agreements entered into prior to acquisition. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. The Black-Scholes pricing model utilizes certain assumptions including expected life of the option, risk free interest rate, volatility and dividend yield. Stock-based compensation expense is recognized ratably over the requisite service period for all awards. There were no options issued for the years ended December 31, 2014, 2013 and 2012.

A summary of changes in outstanding vested and unvested options during the three year period ended December 31, 2014 is set forth below:

			Weighted
		Weighted	Average
	Number of	Average Exercise	Remaining Contractual	Aggregate Intrinsic
	Options	Price	Term	Value
	(In thousands)		(In years)	(In thousands)
Options outstanding, January 1, 2012	525	$28.18	3.88	$6,391
Options granted	-	-
Options forfeited	(8)	30.93
Options exercised	(131)	27.36
Options outstanding, December 31, 2012	386	$28.39	3.20	5,247
Options granted	-	-
Options forfeited	(4)	30.97
Options exercised	(194)	27.69
Options outstanding, December 31, 2013	188	$28.88	3.70	6,500
Options granted	-	-
Options forfeited	(5)	23.88
Options exercised	(130)	28.46
Options outstanding, December 31, 2014	53	$27.68	2.69	$1,473
Shares vested or expected to vest, December 31, 2014	52	$27.68	2.67	$1,429
Shares exercisable, December 31, 2014	38	$29.85	2.01	$962

The total intrinsic value of the options exercised during the year ended December 31, 2014 and 2013 was $3.5 million and $6.9 million, respectively. The total fair value of options vested during the year ended December 31, 2014 was $97 thousand. There were no unvested options forfeited during the year ended December 31, 2014. The total fair value of unvested options forfeited during the year ended December 31, 2013 and 2012 were $26 thousand and $39 thousand, respectively.

The Company received $3.7 million, $5.4 million and $3.6 million in cash from the exercise of stock options during the years ended December 31, 2014, 2013 and 2012, respectively. There was no tax benefit realized from exercises of the stock-based compensation arrangements during the years ended December 31, 2014, 2013 and 2012.

 Share Awards

The Company also grants shares of restricted stock pursuant to the 2004 and 2012 Plans. These shares of restricted stock generally vest over a period of one to five years. The Company accounts for restricted stock grants by recording the fair value of the grant as compensation expense over the vesting period. Compensation expense related to restricted stock was $8.2 million, $4.2 million and $3.6 million for the years ended December 31, 2014, 2013 and 2012.

A summary of the status of nonvested shares of restricted stock as of December 31, 2014, and changes during the year then ended is as follows:

		Weighted
		Average Grant
	Number of	Date Fair
	Shares	Value
	(Shares in thousands)
Nonvested share awards outstanding, December 31, 2013	452	$39.08
Share awards granted	354	61.83
Unvested share awards forfeited	(51)	49.75
Share awards vested	(309)	37.69
Nonvested shares outstanding, December 31, 2014	446	$57.97

The total fair value of restricted stock awards that fully vested during the year ended December 31, 2014 was $17.5 million.

As of December 31, 2014, there was $17.5 million of total unrecognized compensation expense related to stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.96 years.

13. OTHER NONINTEREST INCOME AND EXPENSE

Other noninterest income and expense totals are more fully detailed in the following tables. Any components of these totals exceeding 1% of the aggregate of total net interest income and total noninterest income for any of the years presented and as well as amounts the Company elected to present are stated separately.

	Years Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Other noninterest income
Banking related service fees	$4,796	$3,502	$2,650
Bank Owned Life Insurance (BOLI)	5,189	3,635	2,673
Rental income	2,378	1,990	1,667
Other	11,222	5,901	2,419
Total	$23,585	$15,028	$9,409

Other noninterest expense
Advertising	$3,016	$2,642	$1,670
Losses	4,143	2,138	1,314
Printing and supplies	2,427	2,616	2,586
Professional and legal fees	5,636	3,573	4,118
Property taxes	7,410	5,827	4,623
Travel and development	4,848	3,629	2,179
Other	11,391	10,254	6,743
Total	$38,871	$30,679	$23,233

14. PROFIT SHARING PLAN

The Company has adopted a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code whereby the participants may contribute a percentage of their compensation as permitted under the Code. Matching contributions are made at the discretion of the Company. Presently, the Company matches 50% of an employee’s contributions, up to 15% of such employee’s compensation, not to exceed the maximum allowable pursuant to the Internal Revenue Code and excluding catch-up contributions. Such matching contributions were approximately $4.6 million, $3.3 million and $2.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

15. OFF-BALANCE SHEET ARRANGEMENTS, COMMITMENTS AND CONTINGENCIES

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of December 31, 2014 (other than deposit obligations and securities sold under repurchase agreements). The Company’s future cash payments associated with its contractual obligations pursuant to its junior subordinated debentures, FHLB notes payable and operating leases as of December 31, 2014 are summarized below. Payments for junior subordinated debentures include interest of $61.2 million that will be paid over the future periods. The future interest payments were calculated using the current rate in effect at December 31, 2014. In late 2014, the Company gave irrevocable notice of its intent to redeem three of the twelve outstanding issuances of junior subordinated debentures in January 2015. For those three issuances, the principal balance of $41.2 million and all of the accrued interest payable upon redemption is included in the “1 year or less” column below. For further details refer to Note 19 “Junior Subordinated Debentures” and Note 21 “Subsequent Events.” The principal balance of the junior subordinated debentures at December 31, 2014 was $167.5 million. Payments for FHLB notes payable include interest of $2.7 million that will be paid over the future periods. Payments related to leases are based on actual payments specified in underlying contracts.

		More than 1 year	3 years or more
	1 year or	but less	but less	5 years
	less	than 3 years	than 5 years	or more	Total
	(Dollars in thousands)
Junior subordinated debentures	$44,422	$6,186	$6,186	$171,975	$228,769
Federal Home Loan Bank notes payable	2,247	2,313	5,251	1,648	11,459
Operating leases	6,927	9,468	4,401	7,792	28,588
Total	$53,596	$17,967	$15,838	$181,415	$268,816

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

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit expiring by period as of December 31, 2014 are summarized below.

		More than 1 year	3 years or more
	1 year or	but less	but less	5 years
	less	than 3 years	than 5 years	or more	Total
	(Dollars in thousands)
Standby letters of credit	$93,094	$18,833	$589	$-	$112,516
Commitments to extend credit	1,149,704	368,189	72,356	408,116	1,998,365
Total	$1,242,798	$387,022	$72,945	$408,116	$2,110,881

Standby Letters of Credit. Standby letters of credit are written conditional commitments issued by the Company to guarantee the payment by or performance of a customer to a third party. In the event the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. The Company’s policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements.

Commitments to Extend Credit. The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for credit losses. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts disclosed above do not necessarily represent future cash funding requirements. At December 31, 2014, $331.0 million of commitments to extend credit have fixed rates ranging from 1.4% to 21.0%.

The Company evaluates customer creditworthiness on a case-by-case basis. The amount of collateral obtained, if considered necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer.

Leases—The following table presents a summary of non-cancelable future operating lease commitments as of December 31, 2014 (dollars in thousands):

2015	$6,927
2016	5,644
2017	3,824
2018	2,590
2019	1,810
Thereafter	7,793
$28,588

 It is expected that in the normal course of business, expiring leases will be renewed or replaced by leases on other property or equipment.

Rent expense under all noncancelable operating lease obligations aggregated approximately $7.5 million for the year ended December 31, 2014, $5.8 million for the year ended December 31, 2013 and $5.4 million for the year ended December 31, 2012.

Litigation—The Company and the Bank are defendants, from time to time, in legal actions arising from transactions conducted in the ordinary course of business. The Company and the Bank believe, after consultations with legal counsel, that the ultimate liability, if any, arising from such actions will not have a material adverse effect on their financial statements.

16. OTHER COMPREHENSIVE (LOSS) INCOME

	For the Years Ended December 31,
	2014			2013			2012
	Before Tax Amount	Tax Benefit	Net of Tax Amount	Before Tax Amount	Tax Benefit	Net of Tax Amount	Before Tax Amount	Tax Benefit	Net of Tax Amount
	(Dollars in thousands)
Other comprehensive loss:
Securities available for sale:
Change in unrealized gain during period	$(1,776)	$622	$(1,154)	$(6,312)	$2,209	$(4,103)	$(6,903)	$2,417	$(4,486)
Total securities available for sale	(1,776)	622	(1,154)	(6,312)	2,209	(4,103)	(6,903)	2,417	(4,486)
Total other comprehensive loss	$(1,776)	$622	$(1,154)	$(6,312)	$2,209	$(4,103)	$(6,903)	$2,417	$(4,486)

Activity in accumulated other comprehensive income, net of tax, was as follows:

	Securities Available for Sale	Accumulated Other Comprehensive Income
	(Dollars in thousands)
Balance at January 1, 2014	$4,883	$4,883
Other comprehensive loss	(1,154)	(1,154)
Balance at December 31, 2014	$3,729	$3,729

Balance at January 1, 2013	$8,986	$8,986
Other comprehensive loss	(4,103)	(4,103)
Balance at December 31, 2013	$4,883	$4,883

Balance at January 1, 2012	$13,472	$13,472
Other comprehensive loss	(4,486)	(4,486)
Balance at December 31, 2012	$8,986	$8,986

17. DERIVATIVE FINANCIAL INSTRUMENTS

During 2013, the Company acquired FVNB and assumed the following derivative contracts relating to loans made to certain of its commercial customers. The interest rate derivative contracts outstanding at December 31, 2014 are presented in the following table:

	Current Notional Amount	Estimated Fair Value	Maturity Date	Fixed Pay Rate	Variable Rate Received
	(Dollars in thousands)
Commercial Loan Interest Rate Swap	$4,281	$160	August 1, 2020	4.30%	1-Month USD - LIBOR BBA+2.05

Commercial Loan Interest Rate Swap	1,596	68	August 15, 2020	5.49%	1-Month USD - LIBOR BBA+3.00

Commercial Loan Interest Rate Swap	1,421	44	August 15, 2020	4.30%	1-Month USD - LIBOR BBA+2.05

Commercial Loan Interest Rate Swap	1,830	31	May 1, 2022	5.60%	1-Month USD - LIBOR BBA+3.50

	$9,128	$303

In these transactions, the Company entered into an interest rate swap with a customer while at the same time entering into an offsetting interest rate swap with another financial institution. In connection with each swap transaction, the Company pays interest to the borrowing customer on a notional amount at a variable interest rate and receives interest from the customer on the same notional amount at a fixed interest rate. At the same time, the Company agreed to pay another financial institution the same fixed interest rate on the same notional amount and receive the same variable interest rate on the same notional amount. The transaction allows the Company’s customer to effectively convert a variable-rate loan to a fixed-rate. Because the Company acts solely as an intermediary for its customer, changes in the fair value of the underlying derivative contracts offset each other and do not significantly impact the Company’s results of operations. The notional amounts and estimated fair values of interest rate derivative contracts outstanding at December 31, 2014 are presented in the following table:

	Current Notional Amount	Estimated Fair Value
	(Dollars in thousands)
Financial Institution Counterparties:
Swaps - liabilities	$9,128	$(303)

Bank Customer Counterparties:
Swaps - assets	$9,128	$303

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

To meet the capital adequacy requirements, the Company and the Bank must maintain minimum capital amounts and ratios of Total and Tier 1 capital to risk weighted assets, and of Tier 1 capital to adjusted quarterly average assets as defined in the regulations. As of December 31, 2014, the Company and the Bank met all capital adequacy requirements to which they were subject.

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

As of December 31, 2014, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There have been no conditions or events since that notification which management believes have changed the Bank’s category. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table below.

The following is a summary of the Company’s and the Bank’s capital ratios at December 31, 2014 and 2013:

					To Be Categorized As
					Well Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
CONSOLIDATED:
As of December 31, 2014
Total Capital (to Risk Weighted Assets)	$1,556,083	14.56%	$855,091	8.00%	N/A	N/A
Tier I Capital (to Risk Weighted Assets)	1,475,321	13.80%	427,545	4.00%	N/A	N/A
Tier I Capital (to Average Tangible Assets)	1,475,321	7.69%	767,086	4.00%	N/A	N/A

As of December 31, 2013
Total Capital (to Risk Weighted Assets)	$1,259,768	14.02%	$719,005	8.00%	N/A	N/A
Tier I Capital (to Risk Weighted Assets)	1,192,486	13.27%	359,502	4.00%	N/A	N/A
Tier I Capital (to Average Tangible Assets)	1,192,486	7.42%	642,522	4.00%	N/A	N/A

PROSPERITY BANK® ONLY:
As of December 31, 2014
Total Capital (to Risk Weighted Assets)	$1,517,903	14.22%	$854,237	8.00%	$1,067,797	10.00%
Tier I Capital (to Risk Weighted Assets)	1,437,141	13.46%	427,119	4.00%	640,678	6.00%
Tier I Capital (to Average Tangible Assets)	1,437,141	7.50%	766,664	4.00%	958,329	5.00%

As of December 31, 2013
Total Capital (to Risk Weighted Assets)	$1,229,752	13.70%	$718,334	8.00%	$897,917	10.00%
Tier I Capital (to Risk Weighted Assets)	1,162,470	12.95%	359,167	4.00%	538,750	6.00%
Tier I Capital (to Average Tangible Assets)	1,162,470	7.24%	642,186	4.00%	802,733	5.00%

 Dividends paid by Bancshares and the Bank are subject to restrictions by certain regulatory agencies. Dividends paid by Bancshares during the years ended December 31, 2014, 2013 and 2012 were $68.4 million, $54.0 million and $41.5 million, respectively. Dividends paid by the Bank to Bancshares during the years ended December 31, 2014, 2013 and 2012 were $103.1 million, $203.5 million and $228.5 million, respectively.

19. JUNIOR SUBORDINATED DEBENTURES

At December 31, 2014 and 2013, respectively, the Company had outstanding $167.5 million and $124.2 million in junior subordinated debentures issued to the Company’s unconsolidated subsidiary trusts, respectively. On April 1, 2014, the Company acquired FMBC and assumed the obligations related to the junior subordinated debentures issued to F&M Bancorporation Statutory Trust I, F&M Bancorporation Statutory Trust II and F&M Bancorporation Statutory Trust III. In late 2014, the Company gave irrevocable notice of its intent to redeem three of the twelve outstanding issuances of junior subordinated debentures, which total $41.2 million, in January 2015. Since December 31, 2014, the Company has provided irrevocable notice of its intent to redeem the remaining junior subordinated debentures during the first quarter of 2015.  For further details refer to Note 21 “Subsequent Events.”

A summary of pertinent information related to the Company’s twelve issues of junior subordinated debentures outstanding at December 31, 2014 is set forth in the table below:

Description	Issuance Date	Trust Preferred Securities Outstanding	Interest Rate (1)	Junior Subordinated Debt Owed to Trusts	Maturity Date (2)
(Dollars in thousands)
Prosperity Statutory Trust II (3)	July 31, 2001	$15,000	3 month LIBOR + 3.58%, not to exceed 12.50%	$15,464	July 31, 2031
Prosperity Statutory Trust III	August 15, 2003	12,500	3 month LIBOR + 3.00%	12,887	September 17, 2033
Prosperity Statutory Trust IV	December 30, 2003	12,500	3 month LIBOR + 2.85%	12,887	December 30, 2033
SNB Capital Trust IV	September 25, 2003	10,000	3 month LIBOR + 3.00%	10,310	September 25, 2033
TXUI Statutory Trust II (3)	December 19, 2003	5,000	3 month LIBOR + 2.85%	5,155	December 19, 2033
TXUI Statutory Trust III	November 30, 2005	15,500	3 month LIBOR + 1.39%	15,980	December 15, 2035
TXUI Statutory Trust IV	March 31, 2006	12,000	3 month LIBOR + 1.39%	12,372	June 30, 2036
FVNB Capital Trust II	June 14, 2005	18,000	3 month LIBOR + 1.68%	18,557	June 15, 2035
FVNB Capital Trust III (3)	June 23, 2006	20,000	3 month LIBOR + 1.60%	20,619	July 7, 2036
F&M Bancorporation Statutory Trust I (4)	March 26, 2003	15,000	3 month LIBOR + 3.15%	15,464	March 26, 2033
F&M Bancorporation Statutory Trust II (4)	March 17, 2004	12,000	3 month LIBOR + 2.79%	12,372	March 17, 2034
F&M Bancorporation Statutory Trust III (4)	December 15, 2005	15,000	3 month LIBOR + 1.80%	15,464	December 15, 2035
				$167,531

_____________

(1)	The 3-month LIBOR in effect as of December 31, 2014 was 0.246%.
(2)	All debentures are callable five years from issuance date.
(3)	During the fourth quarter of 2014, the Company gave irrevocable notice of its intent to fully redeem these junior subordinated debentures in January 2015.
(4)	Assumed in connection with the F&M acquisition on April 1, 2014.

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

20. PARENT COMPANY ONLY FINANCIAL STATEMENTS

PROSPERITY BANCSHARES, INC.

(Parent Company Only)

CONDENSED BALANCE SHEETS

	December 31,
	2014	2013
	(Dollars in thousands)
ASSETS
Cash	$21,334	$10,597
Investment in subsidiary	3,370,227	2,877,089
Investment in capital and statutory trusts	5,031	3,731
Goodwill	3,982	3,982
Other assets	12,092	16,927
TOTAL	$3,412,666	$2,912,326

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accrued interest payable and other liabilities	$309	$1,277
Junior subordinated debentures	167,531	124,231
Total liabilities	167,840	125,508

SHAREHOLDERS’ EQUITY:
Common stock	69,817	66,085
Capital surplus	2,025,235	1,798,862
Retained earnings	1,146,652	917,595
Unrealized gain on available for sale securities, net of tax benefit	3,729	4,883
Less treasury stock, at cost, 37,088 shares	(607)	(607)
Total shareholders’ equity	3,244,826	2,786,818
TOTAL	$3,412,666	$2,912,326

PROSPERITY BANCSHARES, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
OPERATING INCOME:
Dividends from subsidiary	$103,100	$203,500	$228,450
Other income	159	115	131
Total income	103,259	203,615	228,581
OPERATING EXPENSE:
Junior subordinated debentures interest expense	4,060	2,551	2,593
Stock based compensation expense (includes restricted stock)	8,236	4,175	3,607
Other expenses	608	515	593
Total operating expense	12,904	7,241	6,793

INCOME BEFORE INCOME TAX BENEFIT AND EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	90,355	196,374	221,788
FEDERAL INCOME TAX BENEFIT	4,468	2,495	2,325

INCOME BEFORE EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	94,823	198,869	224,113
EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	202,618	22,529	(56,212)
NET INCOME	$297,441	$221,398	$167,901

PROSPERITY BANCSHARES, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Net income
Other comprehensive loss, before tax:	$297,441	$221,398	$167,901
Securities available for sale:
Change in unrealized gain during period	(1,776)	(6,312)	(6,903)
Total other comprehensive loss	(1,776)	(6,312)	(6,903)
Deferred tax benefit related to other comprehensive income	622	2,209	2,417
Other comprehensive loss, net of tax	(1,154)	(4,103)	(4,486)
Comprehensive income	$296,287	$217,295	$163,415

PROSPERITY BANCSHARES, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$297,441	$221,398	$167,901
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(202,618)	(22,529)	56,212
Stock based compensation expense (includes restricted stock)	8,236	4,175	3,607
Decrease (increase) in other assets	4,838	(2,382)	3,727
(Decrease) increase in accrued interest payable and other liabilities	(968)	3,135	(5,266)
Net cash provided by operating activities	106,929	203,797	226,181

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions	(34,246)	(152,807)	(189,966)
Cash acquired from acquisitions	2,733	7,441	1,372
Net cash used in investing activities	(31,513)	(145,366)	(188,594)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from stock option exercises	3,705	5,379	3,573
Payments of cash dividends	(68,384)	(54,039)	(41,543)
Net cash used in financing activities	(64,679)	(48,660)	(37,970)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,737	9,771	(383)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,597	826	1,209
CASH AND CASH EQUIVALENTS, END OF PERIOD	$21,334	$10,597	$826

21. SUBSEQUENT EVENTS

As of December 31, 2014, the Company had $167.5 million in junior subordinated debentures outstanding that were issued to the Company’s unconsolidated subsidiary trusts or assumed by the Company in connection with an acquisition. The subsidiary trusts purchased the junior subordinated debentures from the Company using the proceeds from the sale of trust preferred securities to third party investors.  As of December 31, 2014, all $167.5 million of outstanding trust preferred securities of the Company were counted as Tier 1 capital in the calculation of the Company’s capital ratios. Under the new Basel III Capital Rules, 75% of trust preferred securities will be eliminated from Tier 1 capital beginning on January 1, 2015 and fully eliminated by the end of 2016.

Although the trust preferred securities are includable as Tier 2 capital under the Basel III Capital Rules, since December 31, 2014, the Company has redeemed $41.2 million of its outstanding junior subordinated debentures and provided irrevocable notice of its intent to redeem the remaining junior subordinated debentures during the first quarter of 2015. Prior to notifying the trustees of the applicable trusts, the Company advised the Federal Reserve Board of its redemption intent and timing, and the Federal Reserve Board had no objections to the redemptions. The Company has and intends to continue to fund the redemption of the trust preferred securities through dividends from the Bank.