Form 10-Q
period 2015-03-31
PROSPERITY BANCSHARES INC
filed 2015-05-08
CIK 1068851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

As of May 4, 2015, there were 70,044,190 outstanding shares of the registrant’s Common Stock, par value $1.00 per share.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1.     INTERIM CONSOLIDATED FINANCIAL STATEMENTS

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2015	2014
	(Dollars in thousands, except par value)
ASSETS
Cash and due from banks	$352,642	$677,285
Federal funds sold	1,639	569
Total cash and cash equivalents	354,281	677,854

Available for sale securities, at fair value	131,745	145,399
Held to maturity securities, at cost (fair value of $9,536,103 and $8,948,692, respectively)	9,447,751	8,900,377
Total securities	9,579,496	9,045,776

Loans held for sale	10,622	8,602
Loans held for investment	9,155,383	9,235,581
Total loans	9,166,005	9,244,183
Less: allowance for credit losses	(80,963)	(80,762)
Loans, net	9,085,042	9,163,421

Accrued interest receivable	48,770	51,941
Goodwill	1,881,955	1,874,191
Core deposit intangibles, net	56,458	58,947
Bank premises and equipment, net	276,468	281,549
Other real estate owned	3,010	3,237
Bank owned life insurance (BOLI)	231,439	230,095
Federal Home Loan Bank of Dallas stock	26,989	15,432
Other assets	62,951	105,290
TOTAL ASSETS	$21,606,859	$21,507,733

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$5,038,436	$4,936,420
Interest-bearing	12,522,916	12,756,738
Total deposits	17,561,352	17,693,158
Other borrowings	331,914	8,724
Securities sold under repurchase agreements	318,418	315,523
Junior subordinated debentures	-	167,531
Accrued interest payable	2,225	3,190
Other liabilities	91,089	74,781
Total liabilities	18,304,998	18,262,907

COMMITMENTS AND CONTINGENCIES	-	-
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 20,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $1 par value; 200,000,000 shares authorized; 70,060,878 and 69,816,653 shares issued at March 31, 2015 and December 31, 2014, respectively; 70,023,790 and 69,779,565 shares outstanding at March 31, 2015 and December 31, 2014, respectively	70,061	69,817
Capital surplus	2,027,754	2,025,235
Retained earnings	1,201,211	1,146,652
Accumulated other comprehensive income—net unrealized gain on available for sale securities, net of tax of $1,854 and $2,008, respectively	3,442	3,729
Less treasury stock, at cost, 37,088 shares	(607)	(607)
Total shareholders’ equity	3,301,861	3,244,826
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$21,606,859	$21,507,733

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$124,878	$107,144
Securities	48,562	47,056
Federal funds sold	165	48
Total interest income	173,605	154,248

INTEREST EXPENSE:
Deposits	9,577	9,387
Other borrowings	129	158
Securities sold under repurchase agreements	203	237
Junior subordinated debentures	791	775
Total interest expense	10,700	10,557

NET INTEREST INCOME	162,905	143,691
PROVISION FOR CREDIT LOSSES	1,250	600
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	161,655	143,091
NONINTEREST INCOME:
Nonsufficient funds (NSF) fees	7,918	8,870
Credit card, debit card and ATM card income	5,638	5,152
Service charges on deposit accounts	4,179	3,609
Trust income	2,009	1,800
Mortgage income	1,148	593
Brokerage income	1,409	1,269
Net gain on sale of assets	1,379	3,310
Other	4,741	4,061
Total noninterest income	28,421	28,664

NONINTEREST EXPENSE:
Salaries and employee benefits	49,966	43,408
Net occupancy and equipment	5,964	5,339
Credit and debit card, data processing and software amortization	3,817	3,184
Regulatory assessments and FDIC insurance	4,354	2,726
Core deposit intangibles amortization	2,489	2,045
Depreciation	2,916	3,201
Communications	2,809	2,737
Other real estate expense	132	396
Other	7,015	8,058
Total noninterest expense	79,462	71,094
INCOME BEFORE INCOME TAXES	110,614	100,661
PROVISION FOR INCOME TAXES	36,973	33,524
NET INCOME	$73,641	$67,137

EARNINGS PER SHARE:
Basic	$1.05	$1.01
Diluted	$1.05	$1.01

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)

Net income	$73,641	$67,137
Other comprehensive loss, before tax:
Securities available for sale:
Change in unrealized gain during period	(442)	(489)
Total other comprehensive loss	(442)	(489)
Deferred tax benefit related to other comprehensive loss	155	171
Other comprehensive loss, net of tax	(287)	(318)
Comprehensive income	$73,354	$66,819

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

					Accumulated
					Other		Total
	Common Stock		Capital	Retained	Comprehensive	Treasury	Shareholders’
	Shares	Amount	Surplus	Earnings	Income	Stock	Equity
	(In thousands, except share and per share data)
BALANCE AT DECEMBER 31, 2013	66,085,179	$66,085	$1,798,862	$917,595	$4,883	$(607)	$2,786,818
Net income				67,137			67,137
Other comprehensive loss					(318)		(318)
Common stock issued in connection with the exercise of stock options and restricted stock awards	212,997	213	1,626				1,839
Stock based compensation expense			1,171				1,171
Cash dividends declared, $0.2400 per share				(15,893)			(15,893)
BALANCE AT MARCH 31, 2014	66,298,176	$66,298	$1,801,659	$968,839	$4,565	$(607)	$2,840,754

BALANCE AT DECEMBER 31, 2014	69,816,653	$69,817	$2,025,235	$1,146,652	$3,729	$(607)	$3,244,826
Net income				73,641			73,641
Other comprehensive loss					(287)		(287)
Common stock issued in connection with the issuance of restricted stock awards	244,225	244	(244)				-
Stock based compensation expense			2,763				2,763
Cash dividends declared, $0.2725 per share				(19,082)			(19,082)
BALANCE AT MARCH 31, 2015	70,060,878	$70,061	$2,027,754	$1,201,211	$3,442	$(607)	$3,301,861

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$73,641	$67,137
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and core deposit intangibles amortization	5,405	5,246
Provision for credit losses	1,250	600
Net amortization of premium on investments	14,144	12,279
Loss on sale of other real estate	10	60
Gain on sale of assets	(1,379)	(3,310)
Net accretion of discount on loans	(19,647)	(13,476)
Gain on sale of loans	(1,093)	(543)
Proceeds from sale of loans held for sale	45,327	24,241
Originations of loans held for sale	(46,254)	(25,046)
Stock based compensation expense	2,763	1,171
Decrease in accrued interest receivable and other assets	30,543	8,840
Increase in accrued interest payable and other liabilities	11,856	35,480
Net cash provided by operating activities	116,566	112,679

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of held to maturity securities	392,556	314,135
Purchase of held to maturity securities	(954,084)	(677,436)
Proceeds from maturities and principal paydowns of available for sale securities	613,222	263,643
Purchase of available for sale securities	(600,000)	(250,000)
Net decrease in loans held for investment	97,616	34,057
Purchase of bank premises and equipment	(2,733)	(2,478)
Proceeds from sale of bank premises, equipment and other real estate	5,198	5,041
Net cash used in investing activities	(448,225)	(313,038)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	102,016	33,207
Net (decrease) increase in interest-bearing deposits	(233,402)	135,579
Net proceeds from other short-term borrowings	325,000	30,000
Repayments of other long-term borrowings	(1,810)	(238)
Net increase (decrease) in securities sold under repurchase agreements	2,895	(15,283)
Redemption of junior subordinated debentures	(167,531)	-
Proceeds from stock option exercises	-	1,839
Payments of cash dividends	(19,082)	(15,893)
Net cash provided by financing activities	8,086	169,211

NET DECREASE IN CASH AND CASH EQUIVALENTS	(323,573)	(31,148)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	677,854	381,390
CASH AND CASH EQUIVALENTS, END OF PERIOD	$354,281	$350,242

NONCASH ACTIVITIES:
Acquisition of real estate through foreclosure of collateral	$766	$2,710

SUPPLEMENTAL INFORMATION:
Income taxes paid	$2,000	$5,000
Interest paid	11,665	10,694

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

1.	BASIS OF PRESENTATION

The interim consolidated financial statements include the accounts of Prosperity Bancshares, Inc.® (“Bancshares”) and its wholly-owned subsidiary, Prosperity Bank® (the “Bank”, collectively referred to as the “Company”). All intercompany transactions and balances have been eliminated.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Operating results for the three-month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any other period.

2.	INCOME PER COMMON SHARE

Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares. The following table illustrates the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2015		2014
		Per Share		Per Share
	Amount	Amount	Amount	Amount
	(Amounts in thousands, except per share data)
Net income	$73,641		$67,137
Basic:
Weighted average shares outstanding	70,034	$1.05	66,186	$1.01

Diluted:
Add incremental shares for:
Effect of dilutive securities - options	21		94
Total	70,055	$1.05	66,280	$1.01

There were no stock options exercisable during the three months ended March 31, 2015 or 2014 that would have had an anti-dilutive effect on the above computation.

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

ASU 2014-11 “Transfers and Servicing (Topic 860) - Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosure.”  ASU 2014-11 changes the accounting for repurchase-to-maturity transactions to secured borrowing accounting. It also requires separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting and disclosure for the repurchase agreement. ASU 2014-11 became effective for the Company on January 1, 2015 and did not have a significant impact on the Company’s financial statements.

ASU 2014-09 “Revenue from Contract with Customers (Topic 606).”  ASU 2014-09  supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and most industry-specific guidance throughout the Industry Topics of the Codification.  Additionally, ASU 2014-09  supersedes some cost guidance included in Revenue Recognition—Construction-Type and Production-Type Contracts (Subtopic 605-35).  In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer are amended to be consistent with the guidance on recognition and measurement.   The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU 2014-09 is effective for the Company beginning January 1, 2018, with retrospective application to each prior reporting period presented, and the Company is currently evaluating the requirements and it is not expected to have a significant impact on the Company’s financial statements.

ASU 2014-04 “Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40) — Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” ASU 2014-04 intends to reduce diversity by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. ASU 2014-04 became effective for the Company on January 1, 2015 and did not have a significant impact on the Company’s financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

4.	SECURITIES

The amortized cost and fair value of investment securities were as follows:

	March 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$9,205	$99	$-	$9,304
Collateralized mortgage obligations	31,792	99	(14)	31,877
Mortgage-backed securities	72,864	4,846	(13)	77,697
Other securities	12,589	304	(26)	12,867
Total	$126,450	$5,348	$(53)	$131,745

Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$52,393	$926	$-	$53,319
States and political subdivisions	376,080	6,498	(1,352)	381,226
Collateralized mortgage obligations	13,826	124	(3)	13,947
Mortgage-backed securities	9,005,452	125,414	(43,255)	9,087,611
Total	$9,447,751	$132,962	$(44,610)	$9,536,103

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$14,402	$183	$-	$14,585
Collateralized mortgage obligations	33,519	91	(37)	33,573
Mortgage-backed securities	79,153	5,344	(14)	84,483
Other securities	12,588	201	(31)	12,758
Total	$139,662	$5,819	$(82)	$145,399

Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$52,353	$360	$(74)	$52,639
States and political subdivisions	404,356	6,147	(1,422)	409,081
Collateralized mortgage obligations	19,585	215	(8)	19,792
Mortgage-backed securities	8,424,083	96,650	(53,553)	8,467,180
Total	$8,900,377	$103,372	$(55,057)	$8,948,692

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

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

As of March 31, 2015, management does not have the intent to sell any of its securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of March 31, 2015, management believes any impairment in the Company’s securities is temporary and no impairment loss has been realized in the Company’s consolidated statements of income.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

Securities with unrealized losses, segregated by length of time, that have been in a continuous loss position were as follows:

	March 31, 2015
	Less than 12 Months		More than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$-	$-	$5,709	$(14)	$5,709	$(14)
Mortgage-backed securities	317	-	2,716	(13)	3,033	(13)
Other securities	1,711	(26)	-	-	1,711	(26)
Total	$2,028	$(26)	$8,425	$(27)	$10,453	$(53)

Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$-	$-	$-	$-	$-	$-
States and political subdivisions	43,909	(262)	48,509	(1,090)	92,418	(1,352)
Collateralized mortgage obligations	1,103	-	309	(3)	1,412	(3)
Mortgage-backed securities	759,408	(8,364)	2,160,554	(34,891)	2,919,962	(43,255)
Total	$804,420	$(8,626)	$2,209,372	$(35,984)	$3,013,792	$(44,610)

	December 31, 2014
	Less than 12 Months		More than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$6,675	$(36)	$45	$(1)	$6,720	$(37)
Mortgage-backed securities	358	-	2,837	(14)	3,195	(14)
Other securities	1,706	(31)	-	-	1,706	(31)
Total	$8,739	$(67)	$2,882	$(15)	$11,621	$(82)

Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$17,098	$(74)	$-	$-	$17,098	$(74)
States and political subdivisions	45,680	(425)	44,760	(997)	90,440	(1,422)
Collateralized mortgage obligations	670	(5)	322	(3)	992	(8)
Mortgage-backed securities	1,149,380	(2,600)	2,349,143	(50,953)	3,498,523	(53,553)
Total	$1,212,828	$(3,104)	$2,394,225	$(51,953)	$3,607,053	$(55,057)

At March 31, 2015 and December 31, 2014, there were 498 securities and 501 securities, respectively, in an unrealized loss position for more than 12 months.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

The amortized cost and fair value of investment securities at March 31, 2015, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)
Due in one year or less	$35,021	$35,145	$12,689	$12,969
Due after one year through five years	176,412	178,087	4,616	4,658
Due after five years through ten years	163,600	167,669	3,859	3,907
Due after ten years	53,440	53,644	630	637
Subtotal	428,473	434,545	21,794	22,171
Mortgage-backed securities and collateralized mortgage obligations	9,019,278	9,101,558	104,656	109,574
Total	$9,447,751	$9,536,103	$126,450	$131,745

The Company recorded no gain or loss on sale of securities for the three months ended March 31, 2015 and 2014. As of March 31, 2015, the Company did not own any non-agency collateralized mortgage obligations.

At March 31, 2015 and December 31, 2014, the Company did not own securities of any one issuer (other than the U.S. government and its agencies) for which aggregate adjusted cost exceeded 10% of the consolidated shareholders’ equity at such respective dates.

Securities with an amortized cost of $4.99 billion and $5.08 billion and a fair value of $5.04 billion and $5.10 billion at March 31, 2015 and December 31, 2014, respectively, were pledged to collateralize public deposits and for other purposes required or permitted by law.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

5.	LOANS AND ALLOWANCE FOR CREDIT LOSSES

The loan portfolio consists of various types of loans made principally to borrowers located within the states of Texas and Oklahoma and is categorized by major type as follows:

	March 31,	December 31,
	2015	2014
	(Dollars in thousands)
Residential mortgage loans held for sale	$10,622	$8,602

Commercial and industrial	1,723,121	1,806,267
Real estate:
Construction, land development and other land loans	1,040,845	1,026,475
1-4 family residential (including home equity)	2,532,060	2,513,579
Commercial real estate (including multi-family residential)	3,021,656	3,030,340
Farmland	380,303	361,943
Agriculture	176,536	189,703
Consumer and other	280,862	307,274
Total loans held for investment	9,155,383	9,235,581
Total	$9,166,005	$9,244,183

(i) Commercial and Industrial Loans. In nearly all cases, the Company’s commercial loans are made in the Company’s market areas and are underwritten on the basis of the borrower’s ability to service the debt from income. As a general practice, the Company takes as collateral a lien on any available real estate, equipment or other assets owned by the borrower and obtains a personal guaranty of the borrower or principal. Working capital loans are primarily collateralized by short-term assets whereas term loans are primarily collateralized by long-term assets. In general, commercial loans involve more credit risk than residential mortgage loans and commercial mortgage loans and, therefore, usually yield a higher return. The increased risk in commercial loans is due to the type of collateral securing these loans as well as the expectation that commercial loans generally will be serviced principally from the operations of the business, and those operations may not be successful. Historical trends have shown these types of loans to have higher delinquencies than mortgage loans. As a result of these additional complexities, variables and risks, commercial loans require thorough underwriting and more active servicing than other types of loans.

(ii) Commercial Real Estate. The Company makes commercial real estate loans collateralized by owner-occupied and nonowner-occupied real estate to finance the purchase of real estate. The Company’s commercial real estate loans are collateralized by first liens on real estate, typically have variable interest rates (or five year or less fixed rates) and amortize over a 15 to 20 year period. Payments on loans secured by nonowner-occupied properties are often dependent on the successful operation or management of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than other types of loans. The Company seeks to minimize these risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition in connection with underwriting these loans. The underwriting analysis also includes credit verification, analysis of global cash flow, appraisals and a review of the financial condition of the borrower. At March 31, 2015, approximately 48.9% of the outstanding principal balance of the Company’s commercial real estate loans were secured by owner-occupied properties.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

Concentrations of Credit. Most of the Company’s lending activity occurs within the states of Texas and Oklahoma. The majority of the Company’s loan portfolio consists of commercial real estate, 1-4 family residential loans, and commercial and industrial loans. As of March 31, 2015 and December 31, 2014, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

Foreign Loans. The Company has U.S. dollar-denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments was not significant at March 31, 2015 or December 31, 2014.

Related Party Loans. As of March 31, 2015 and December 31, 2014, loans outstanding to directors, officers and their affiliates totaled $5.0 million and $4.9 million, respectively. All transactions entered into between the Company and such related parties are done in the ordinary course of business and made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related party loans is as follows:

	March 31,	December 31,
	2015	2014
	(Dollars in thousands)
Beginning balance on January 1	$4,940	$6,187
New loans and reclassified related loans	174	4,943
Repayments	(76)	(6,190)
Ending balance	$5,038	$4,940

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

An aging analysis of past due loans, segregated by category of loan, is presented below:

	March 31, 2015
	Loans Past Due and Still Accruing
		90 or More	Total Past	Nonaccrual	Current	Total
	30-89 Days	Days	Due Loans	Loans	Loans	Loans
	(Dollars in thousands)
Construction, land development and other land loans other land loans	$6,239	$2,128	$8,367	$651	$1,031,827	$1,040,845
Agriculture and agriculture real estate (includes farmland)	1,811	-	1,811	280	554,748	556,839
1-4 family (includes home equity) (1)	3,607	38	3,645	3,003	2,536,034	2,542,682
Commercial real estate (includes multi-family residential)	10,839	671	11,510	8,373	3,001,773	3,021,656
Commercial and industrial	16,931	131	17,062	16,566	1,689,493	1,723,121
Consumer and other	1,523	-	1,523	379	278,960	280,862
Total	$40,950	$2,968	$43,918	$29,252	$9,092,835	$9,166,005

	December 31, 2014
	Loans Past Due and Still Accruing
		90 or More	Total Past	Nonaccrual	Current	Total
	30-89 Days	Days	Due Loans	Loans	Loans	Loans
	(Dollars in thousands)
Construction, land development and other land loans	$7,667	$-	$7,667	$526	$1,018,282	$1,026,475
Agriculture and agriculture real estate (includes farmland)	2,995	377	3,372	96	548,178	551,646
1-4 family (includes home equity) (1)	2,261	82	2,343	3,570	2,516,268	2,522,181
Commercial real estate (includes multi-family residential)	12,679	65	12,744	6,340	3,011,256	3,030,340
Commercial and industrial	18,305	869	19,174	20,537	1,766,556	1,806,267
Consumer and other	612	800	1,412	353	305,509	307,274
Total	$44,519	$2,193	$46,712	$31,422	$9,166,049	$9,244,183

(1)	Includes $10.6 million and $8.6 million of residential mortgage loans held for sale at March 31, 2015 and December 31, 2014, respectively.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

The following table presents information regarding nonperforming assets as of the dates indicated:

	March 31,	December 31,
	2015	2014
	(Dollars in thousands)
Nonaccrual loans (1)	$29,252	$31,422
Accruing loans 90 or more days past due	2,968	2,193
Total nonperforming loans	32,220	33,615
Repossessed assets	146	67
Other real estate	3,010	3,237
Total nonperforming assets	$35,376	$36,919

Nonperforming assets to total loans and other real estate	0.39%	0.40%

________________

(1)	Includes troubled debt restructurings of $766 thousand and $911 thousand as of March 31, 2015 and December 31, 2014, respectively.

The Company had $35.4 million in nonperforming assets at March 31, 2015 compared with $36.9 million at December 31, 2014, of which $30.6 million and $30.7 million were originated by acquired banks, respectively. These results are reflective of the Company’s conservative lending approach.

If interest on nonaccrual loans had been accrued under the original loan terms, approximately $910 thousand and $234 thousand would have been recorded as income for the three months ended March 31, 2015 and 2014, respectively.

Acquired Loans. Acquired loans were preliminarily recorded at fair value based on a discounted cash flow valuation methodology that considers, among other things, interest rates, projected default rates, loss given default, and recovery rates (no allowance for credit losses was carried over from acquisitions completed during 2014 or 2013). During the valuation process, the Company identified Purchased Credit-Impaired (“PCI”) and Non-PCI loans in the acquired loan portfolios. Loans acquired with evidence of credit quality deterioration at acquisition for which it was probable that the Company would not be able to collect all contractual amounts due were accounted for as PCI. PCI loan identification considers the following factors: payment history and past due status, debt service coverage, loan grading, collateral values and other factors that may indicate deterioration of credit quality since origination. Non-PCI loan identification considers the following factors: account types, remaining terms, annual interest rates or coupons, current market rates, interest types, past delinquencies, timing of principal and interest payments, loan to value ratios, loss exposures and remaining balances. Accretion of purchased discounts on PCI loans will be based on estimated future cash flows, regardless of contractual maturities. Accretion of purchased discounts on Non-PCI loans will be recognized on a level-yield basis based on contractual maturity of individual loans.

PCI Loans. The carrying amount of PCI loans included in the consolidated balance sheet and the related outstanding balance as of the dates indicated are presented in the table below. The outstanding balance represents the total amount owed as of March 31, 2015 and December 31, 2014, including accrued but unpaid interest and any amounts previously charged off.

	March 31,	December 31,
	2015	2014
	(Dollars in thousands)
PCI loans:
Outstanding balance	$100,973	$129,412
Less: discount	51,647	72,270
Recorded investment	$49,326	$57,142

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

Changes in the accretable yield for acquired PCI loans as of the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$9,867	$7,569
Additions	-	-
Reclassifications from nonaccretable	7,291	1,503
Accretion	(9,288)	(2,888)
Balance at March 31	$7,870	$6,184

Income recognition on PCI loans is subject to the Company’s ability to reasonably estimate both the timing and amount of future cash flows. PCI loans for which the Company is accruing interest income are not considered non-performing or impaired. The non-accretable difference represents contractual principal and interest the Company does not expect to collect.

Non-PCI Loans. The carrying amount of Non-PCI loans included in the consolidated balance sheet and the related outstanding balance as of the dates indicated are presented in the table below. The outstanding balance represents the total amount owed as of March 31, 2015 and 2014, including accrued but unpaid interest and any amounts previously charged off.

	March 31,	December 31,
	2015	2014
	(Dollars in thousands)
Non-PCI loans:
Outstanding balance	$1,939,609	$2,186,111
Less: discount	78,289	89,105
Recorded investment	$1,861,320	$2,097,006

Changes in the discount accretion for Non-PCI loans for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$89,105	$87,798
Accretion charge-offs	(457)	(48)
Accretion	(10,359)	(10,587)
Balance at March 31	$78,289	$77,163

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

MARCH 31, 2015

(UNAUDITED)

Impaired loans are set forth in the following tables. No interest income was recognized on impaired loans subsequent to their classification as impaired. The average recorded investment presented in the tables below is reported on a year-to-date basis.

	March 31, 2015
		Unpaid		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
	(Dollars in thousands)
With no related allowance recorded:
Construction, land development and other land loans	$245	$251	$-	$251
Agriculture and agriculture real estate (includes farmland)	190	190	-	95
1-4 family (includes home equity)	1,415	1,532	-	1,621
Commercial real estate (includes multi-family residential)	5,392	5,426	-	5,260
Commercial and industrial	4,003	4,194	-	6,839
Consumer and other	141	161	-	4,152
Total	11,386	11,754	-	18,218

With an allowance recorded:
Construction, land development and other land loans	276	276	221	276
Agriculture and agriculture real estate (includes farmland)	42	52	21	49
1-4 family (includes home equity)	1,188	1,254	242	1,340
Commercial real estate (includes multi-family residential)	798	2,394	507	1,228
Commercial and industrial	7,016	7,171	2,396	4,813
Consumer and other	225	243	93	238
Total	9,545	11,390	3,480	7,944

Total:
Construction, land development and other land loans	521	527	221	527
Agriculture and agriculture real estate (includes farmland)	232	242	21	144
1-4 family (includes home equity)	2,603	2,786	242	2,961
Commercial real estate (includes multi-family residential)	6,190	7,820	507	6,488
Commercial and industrial	11,019	11,365	2,396	11,652
Consumer and other	366	404	93	4,390
	$20,931	$23,144	$3,480	$26,162

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

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

MARCH 31, 2015

(UNAUDITED)

Grade 3 – Credits in this category are not immune from risk but are well protected by the collateral and paying capacity of the borrower. These loans may exhibit a minor unfavorable credit factor, but the overall credit is sufficiently strong to minimize the possibility of loss.

Grade 4 – Credits in this category are considered to be of acceptable credit quality with moderately greater credit risk than Grade 3 and receiving closer monitoring. Loans in this category have sources of repayment that remain sufficient to preclude a larger than normal probability of default and secondary sources are likewise currently of sufficient quantity, quality, and liquidity to protect the Company against loss of principal and interest. These borrowers have specific risk factors, but the overall strength of the credit is acceptable based on other mitigating credit and/or collateral factors and can repay the debt in the normal course of business.

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

The following table presents risk grades and PCI loans by category of loan at March 31, 2015. Impaired loans include loans in risk grades 7, 8 and 9.

	Construction,	Agriculture and		Commercial
	Land	Agriculture		Real Estate
	Development and	Real Estate	1-4 Family (includes	(includes Multi-	Commercial
	Other Land Loans	(includes Farmland)	Home Equity)(1)	Family Residential)	and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Grade 1	$-	$6,525	$-	$-	$57,718	$42,502	$106,745
Grade 2	19,526	5,630	26,790	26,052	24,696	36,338	139,032
Grade 3	992,318	509,825	2,467,982	2,814,735	1,438,160	190,968	8,413,988
Grade 4	24,698	14,126	30,536	107,547	111,401	2,894	291,202
Grade 5	486	6,367	1,097	11,914	47,162	16	67,042
Grade 6	2,024	13,630	7,830	32,534	13,943	7,778	77,739
Grade 7	521	232	2,603	6,190	10,930	366	20,842
Grade 8	-	-	-	-	89	-	89
Grade 9	-	-	-	-	-	-	-
PCI Loans (2)	1,272	504	5,844	22,684	19,022	-	49,326
Total	$1,040,845	$556,839	$2,542,682	$3,021,656	$1,723,121	$280,862	$9,166,005

(1)	Includes $10.6 million of residential mortgage loans held for sale at March 31, 2015.
(2)	Of the total PCI loans, $28.2 million were classifed as substandard at March 31, 2015.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

The following table presents risk grades and PCI loans by category of loan at December 31, 2014. Impaired loans include loans in risk grades 7, 8 and 9.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity) (1)	Commercial Real Estate (includes Multi- Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Grade 1	$-	$13,507	$-	$-	$61,697	$41,240	$116,444
Grade 2	-	-	-	-	-	-	-
Grade 3	1,022,002	528,400	2,503,679	2,965,455	1,698,558	257,588	8,975,682
Grade 4	-	-	-	-	-	-	-
Grade 5	497	4,265	1,174	10,424	3,266	18	19,644
Grade 6	2,308	4,921	8,266	25,839	4,707	50	46,091
Grade 7	526	46	3,136	5,155	11,834	8,378	29,075
Grade 8	-	-	-	-	105	-	105
Grade 9	-	-	-	-	-	-	-
PCI Loans (2)	1,142	507	5,926	23,467	26,100	-	57,142
Total	$1,026,475	$551,646	$2,522,181	$3,030,340	$1,806,267	$307,274	$9,244,183

(1)	Includes $8.6 million of residential mortgage loans held for sale at December 31, 2014.
(2)	Of the total PCI loans, $32.0 million were classifed as substandard at December 31, 2014.

Allowance for Credit Losses. The allowance for credit losses is a valuation established through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses which it believes is adequate for estimated losses in the Company’s loan portfolio. The amount of the allowance for credit losses is affected by the following: (1) charge-offs of loans that occur when loans are deemed uncollectible and decrease the allowance, (2) recoveries on loans previously charged off that increase the allowance and (3) provisions for credit losses charged to earnings that increase the allowance. Based on an evaluation of the loan portfolio and consideration of the factors listed below, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions or the borrower’s performance differ from the assumptions used in making the initial determinations.

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

MARCH 31, 2015

(UNAUDITED)

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

At March 31, 2015, the allowance for credit losses totaled $81.0 million or 0.88% of total loans, including acquired loans with discounts. At December 31, 2014, the allowance totaled $80.8 million or 0.87% of total loans, including loans with discounts.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

The following table details activity in the allowance for loan losses by category of loan for the three months ended March 31, 2015 and 2014. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses:
Three Months Ended
Balance January 1, 2015	$15,825	$3,722	$16,377	$12,744	$30,002	$2,092	$80,762
Provision for credit losses	1,178	(523)	487	(173)	586	(305)	1,250
Charge-offs	(151)	-	(98)	(43)	(728)	(729)	(1,749)
Recoveries	6	78	12	10	224	370	700
Net charge-offs	(145)	78	(86)	(33)	(504)	(359)	(1,049)
Balance March 31, 2015	$16,858	$3,277	$16,778	$12,538	$30,084	$1,428	$80,963

Allowance for credit losses:
Three Months Ended
Balance January 1, 2014	$14,353	$1,229	$17,046	$24,835	$8,167	$1,652	$67,282
Provision for credit losses	(770)	46	1,804	(1,404)	567	357	600
Charge-offs	(2)	(14)	(139)	(102)	(143)	(1,045)	(1,445)
Recoveries	19	95	7	42	62	434	659
Net charge-offs	17	81	(132)	(60)	(81)	(611)	(786)
Balance March 31, 2014	$13,600	$1,356	$18,718	$23,371	$8,653	$1,398	$67,096

The following table details the amount of the allowance for loan losses allocated to each category of loan as of March 31, 2015, December 31, 2014 and March 31, 2014, detailed on the basis of the impairment methodology used by the Company.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses related to:
March 31, 2015
Individually evaluated for impairment	$221	$21	$242	$507	$2,396	$93	$3,480
Collectively evaluated for impairment	16,637	3,256	16,536	12,031	26,276	1,335	76,071
PCI loans	-	-	-	-	1,412	-	1,412
Total allowance for credit losses	$16,858	$3,277	$16,778	$12,538	$30,084	$1,428	$80,963

December 31, 2014
Individually evaluated for impairment	$225	$24	$418	$24	$1,597	$205	$2,493
Collectively evaluated for impairment	15,600	3,698	15,959	12,720	28,405	1,887	78,269
PCI loans	-	-	-	-	-	-	-
Total allowance for credit losses	$15,825	$3,722	$16,377	$12,744	$30,002	$2,092	$80,762

March 31, 2014
Individually evaluated for impairment	$-	$48	$767	$7	$1,217	$92	$2,131
Collectively evaluated for impairment	13,600	1,308	17,951	23,364	7,436	1,306	64,965
PCI loans	-	-	-	-	-	-	-
Total allowance for credit losses	$13,600	$1,356	$18,718	$23,371	$8,653	$1,398	$67,096

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

The following table details the recorded investment in loans as of March 31, 2015, December 31, 2014 and March 31, 2014, excluding $10.6 million, $8.6 million and $3.6 million, respectively, of residential mortgage loans held for sale, related to each balance in the allowance for loan losses by category of loan.

		Agriculture
	Construction,	and		Commercial
	Land	Agriculture	1-4 Family	Real Estate
	Development	Real Estate	(includes	(includes	Commercial
	and Other	(includes	Home	Multi-Family	and	Consumer
	Land Loans	Farmland)	Equity)	Residential)	Industrial	and Other	Total
	(Dollars in thousands)
Recorded investment in loans:
March 31, 2015
Individually evaluated for impairment	$521	$232	$2,603	$6,190	$11,019	$366	$20,931
Collectively evaluated for impairment	1,039,052	556,103	2,523,613	2,992,782	1,693,080	280,496	9,085,126
PCI loans	1,272	504	5,844	22,684	19,022	-	49,326
Total loans evaluated for impairment	$1,040,845	$556,839	$2,532,060	$3,021,656	$1,723,121	$280,862	$9,155,383

December 31, 2014
Individually evaluated for impairment	$526	$46	$3,136	$5,155	$11,939	$8,378	$29,180
Collectively evaluated for impairment	1,024,807	551,093	2,504,517	3,001,718	1,768,228	298,896	9,149,259
PCI loans	1,142	507	5,926	23,467	26,100	-	57,142
Total loans evaluated for impairment	$1,026,475	$551,646	$2,513,579	$3,030,340	$1,806,267	$307,274	$9,235,581

March 31, 2014
Individually evaluated for impairment	$324	$207	$2,949	$1,422	$1,562	$149	$6,613
Collectively evaluated for impairment	885,267	512,058	2,159,996	2,681,641	1,248,064	215,557	7,702,583
PCI loans	3,394	592	3,943	26,323	5,394	-	39,646
Total loans evaluated for impairment	$888,985	$512,857	$2,166,888	$2,709,386	$1,255,020	$215,706	$7,748,842

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

Troubled Debt Restructurings. The restructuring of a loan is considered a “troubled debt restructuring” if both (1) the borrower is experiencing financial difficulties and (2) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. Per ASU No. 2011-02, “Receivables (Topic 310)-A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” the Company reassesses all loan modifications to identify whether the restructuring constitutes as troubled debt restructurings. The following table presents information regarding the recorded investment of loans modified in a troubled debt restructuring during the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015			2014
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Loans	Investment	Investment	Loans	Investment	Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Construction, land development and other land loans	-	$-	$-	-	$-	$-
Agriculture and agriculture real estate (includes farmland)	-	-	-	-	-	-
1-4 Family (includes home equity)	-	-	-	-	-	-
Commercial real estate (includes multi-family residential)	-	-	-	1	35	35
Commercial and industrial	-	-	-	1	16	16
Consumer and other	1	10	10	-	-	-
Total	1	$10	$10	2	$51	$51

As of March 31, 2015, there have been no defaults on any loans that were modified as troubled debt restructurings during the preceding three months. Default is determined at 90 or more days past due. The modifications primarily related to extending the amortization periods of the loans, which includes loans modified during bankruptcy. The Company did not grant principal reductions on any restructured loans. At March 31, 2015 and 2014, the Company had $766 thousand and $1.4 million, respectively, in outstanding troubled debt restructurings. For the three months ended March 31, 2015, the Company added 1 loan totaling $10 thousand as a new troubled debt restructuring, of which $10 thousand was still outstanding at March 31, 2015. These modifications did not have a material impact on the Company’s determination of the allowance for credit losses.

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

MARCH 31, 2015

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

The following tables present fair values for assets and liabilities measured at fair value on a recurring basis:

	As of March 31, 2015
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Available for sale securities:
States and political subdivisions	$-	$9,304	$-	$9,304
Collateralized mortgage obligations	-	31,877	-	31,877
Mortgage-backed securities	-	77,697	-	77,697
Other securities	12,867	-	-	12,867
Total	$12,867	$118,878	$-	$131,745

Non-hedging interest rate swap	$-	$450	$-	$450

Liabilities:
Non-hedging interest rate swap	$-	$(450)	$-	$(450)

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Available for sale securities:
States and political subdivisions	$-	$14,585	$-	$14,585
Collateralized mortgage obligations	-	33,573	-	33,573
Mortgage-backed securities	-	84,483	-	84,483
Other securities	12,758	-	-	12,758
Total	$12,758	$132,641	$-	$145,399

Non-hedging interest rate swap	$-	$303	$-	$303

Liabilities:
Non-hedging interest rate swap	$-	$(303)	$-	$(303)

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). These instruments include other real estate owned, held to maturity debt securities, loans held for sale, and impaired loans. For the three months ended March 31, 2015, the Company had additions to other real estate owned of $983 thousand of which $733 thousand were outstanding as of March 31, 2015. For the three months ended March 31, 2015, the Company had additions to impaired loans of $1.5 million, of which $1.5 million were still outstanding as of March 31, 2015. The remaining assets and liabilities measured at fair value on a nonrecurring basis that were recorded in 2015 and remained outstanding at March 31, 2015 were not significant.

The following table presents carrying and fair value information of financial instruments as of the dates indicated:

	As of March 31, 2015
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Cash and due from banks	$352,642	$352,642	$-	$-	$352,642
Federal funds sold	1,639	1,639	-	-	1,639
Held to maturity securities	9,447,751	-	9,536,103	-	9,536,103
Loans held for sale	10,622	-	10,622	-	10,622
Loans held for investment, net of allowance	9,074,420	-	-	9,154,675	9,154,675
Other real estate owned	3,010	-	3,010	-	3,010

Liabilities
Deposits:
Noninterest-bearing	$5,038,436	$-	$5,038,436	$-	$5,038,436
Interest-bearing	12,522,916	-	12,531,588	-	12,531,588
Other borrowings	331,914	-	332,804	-	332,804
Securities sold under repurchase agreements	318,418	-	318,434	-	318,434
Junior subordinated debentures	-	-	-	-	-

	As of December 31, 2014
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Cash and due from banks	$677,285	$677,285	$-	$-	$677,285
Federal funds sold	569	569	-	-	569
Held to maturity securities	8,900,377	-	8,948,692	-	8,948,692
Loans held for sale	8,602	-	8,602	-	8,602
Loans held for investment, net of allowance	9,154,819	-	-	9,192,231	9,192,231
Other real estate owned	3,237	-	3,237	-	3,237

Liabilities
Deposits:
Noninterest-bearing	$4,936,420	$-	$4,936,420	$-	$4,936,420
Interest-bearing	12,756,738	-	12,767,961	-	12,767,961
Other borrowings	8,724	-	10,000	-	10,000
Securities sold under repurchase agreements	315,523	-	315,543	-	315,543
Junior subordinated debentures	167,531	-	159,740	-	159,740

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

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

MARCH 31, 2015

(UNAUDITED)

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

The fair value estimates presented herein are based on pertinent information available to management at March 31, 2015. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

7.	GOODWILL AND CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles (“CDI”) for the three months ended March 31, 2015 and the year ended December 31, 2014 were as follows:

		Core Deposit
	Goodwill	Intangibles
	(Dollars in thousands)
Balance as of December 31, 2013	$1,671,520	$42,049
Less:
Amortization	-	(9,940)
Add:
Measurement period adjustments	4,426	(302)
Acquisition of F&M Bancorporation Inc.	198,245	27,140
Balance as of December 31, 2014	1,874,191	58,947
Less:
Amortization	-	(2,489)
Add:
Measurement period adjustments	7,764	-
Balance as of March 31, 2015	$1,881,955	$56,458

Goodwill is recorded on the acquisition date of each entity. The Company may record subsequent adjustments to goodwill for amounts undeterminable at acquisition date, such as deferred taxes and real estate valuations, and therefore the goodwill amounts reflected in the table above may change accordingly. The Company initially records the total premium paid on acquisitions as goodwill. After finalizing the valuation, core deposit intangibles are identified and reclassified from goodwill to core deposit intangibles on the balance sheet. This reclassification has no effect on total assets, liabilities, shareholders’ equity, net income or cash flows. Management performs an evaluation annually and more frequently if a triggering event occurs, of whether any impairment of the goodwill and other intangibles has occurred. If any such impairment is determined, a write-down is recorded. As of March 31, 2015, there were no impairments recorded on goodwill and other intangibles.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

The measurement period for the Company to determine the fair value of acquired identifiable assets and assumed liabilities will be at the end of the earlier of (1) twelve months from the date of acquisition or (2) as soon as the Company receives the information it was seeking about facts and circumstances that existed as of the date of acquisition.

Core deposit intangibles are being amortized on a non-pro rata basis over their estimated lives, which the Company believes is between 10 and 15 years. Amortization expense related to intangible assets totaled $2.5 million and $2.0 million for the three months ended March 31, 2015 and 2014, respectively. The estimated aggregate future amortization expense for CDI remaining as of March 31, 2015 is as follows (dollars in thousands):

Remaining 2015	$7,041
2016	8,519
2017	6,327
2018	5,400
2019	4,546
Thereafter	24,625
Total	$56,458

8.	STOCK BASED COMPENSATION

At March 31, 2015, the Company had three stock-based employee compensation plans. Two of the three plans adopted by the Company have expired and therefore no additional awards may be issued under those plans.

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

During 2004, the Company’s Board of Directors adopted the Prosperity Bancshares, Inc. 2004 Stock Incentive Plan (the “2004 Plan”) which was approved by the Company's shareholders and authorized the issuance of up to 1,250,000 shares of common stock upon the exercise of options granted under the 2004 Plan or upon the grant or exercise, as the case may be, of other awards granted under the 2004 Plan. The 2004 Plan provided for the granting of incentive and nonqualified stock options to employees and nonqualified stock options to directors who were not employees. The 2004 Plan also provided for the granting of shares of restricted stock, stock appreciation rights, phantom stock awards and performance awards on substantially similar terms. The 2004 Plan has expired and therefore no additional shares may be issued from the 2004 Plan.

During 2012, the Company’s Board of Directors and shareholders adopted the Prosperity Bancshares, Inc. 2012 Stock Incentive Plan (the “2012 Plan”), which authorizes the issuance of up to 1,250,000 shares of common stock upon the exercise of options granted under the 2012 Plan or pursuant to the grant or exercise, as the case may be, of other awards granted under the 2012 Plan, including restricted stock, stock appreciation rights, phantom stock awards and performance awards. A total of 284,043 shares have been granted under the 2012 Plan as of March 31, 2015.

The Company received no cash from the exercise of stock options for the three month period ended March 31, 2015 and $1.8 million in cash for the three month period ended March 31, 2014. There was no tax benefit realized from option exercises of the share-based payment arrangements during the three month periods ended March 31, 2015 and 2014.

As of March 31, 2015, there was $28.4 million of total unrecognized compensation expense related to stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.05 years.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

9.	CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ITEMS

Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of March 31, 2015 (other than deposit obligations and securities sold under repurchase agreements). The Company’s future cash payments associated with its contractual obligations pursuant to its FHLB borrowings and operating leases as of March 31, 2015 are summarized below. Payments for FHLB borrowings include interest of $1.3 million that will be paid over the future periods. Payments related to leases are based on actual payments specified in underlying contracts.

		More than 1	3 years or
		year but less	more but less	5 years
	1 year or less	than 3 years	than 5 years	or more	Total
	(Dollars in thousands)
Federal Home Loan Bank notes payable	$326,062	$1,803	$4,648	$722	$333,235
Operating leases	6,633	9,066	4,205	7,693	27,597
Total	$332,695	$10,869	$8,853	$8,415	$360,832

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

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit expiring by periods as of March 31, 2015 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

		More than 1	3 years or
		year but less	more but less	5 years
	1 year or less	than 3 years	than 5 years	or more	Total
	(Dollars in thousands)
Standby letters of credit	$80,087	$17,273	$1,086	$-	$98,446
Commitments to extend credit	867,449	601,245	56,277	390,714	1,915,685
Total	$947,536	$618,518	$57,363	$390,714	$2,014,131

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

10.	OTHER COMPREHENSIVE (LOSS) INCOME

The tax effects allocated to each component of other comprehensive (loss) income were as follows:

	Three Months Ended March 31,
	2015			2014
	Before Tax Amount	Tax Benefit	Net of Tax Amount	Before Tax Amount	Tax Benefit	Net of Tax Amount
	(Dollars in thousands)
Other comprehensive loss:
Securities available for sale:
Change in unrealized gain uring period	$(442)	$155	$(287)	$(489)	$171	$(318)
Total securities available for sale	(442)	155	(287)	(489)	171	(318)
Total other comprehensive loss	$(442)	$155	$(287)	$(489)	$171	$(318)

Activity in accumulated other comprehensive income associated with securities available for sale, net of tax, was as follows:

	Securities Available for Sale	Accumulated Other Comprehensive Income
	(Dollars in thousands)
Balance at January 1, 2015	$3,729	$3,729
Other comprehensive loss	(287)	(287)
Balance at March 31, 2015	$3,442	$3,442

Balance at January 1, 2014	$4,883	$4,883
Other comprehensive loss	(318)	(318)
Balance at March 31, 2014	$4,565	$4,565

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(UNAUDITED)

11.	ACQUISITIONS

Acquisition of F&M Bancorporation Inc. – On April 1, 2014, the Company completed the acquisition of F&M Bancorporation Inc. (“FMBC”) and its wholly-owned subsidiary The F&M Bank & Trust Company (collectively, “F&M”) headquartered in Tulsa, Oklahoma. F&M operated 13 banking locations: 9 in Tulsa, Oklahoma and surrounding areas; 3 in Dallas, Texas; and 1 (a loan production office) in Oklahoma City, Oklahoma. The Company acquired FMBC to further expand its Oklahoma and Dallas, Texas area markets. The acquisition was not considered significant to the Company’s financial statements and therefore pro forma financial data and related disclosures are not included.

The Company acquired loans and deposits with fair values of $1.60 billion and $2.27 billion, respectively, at acquisition date. Under the terms of the definitive agreement, the Company issued 3,298,022 shares of Company common stock plus $34.2 million in cash for all outstanding shares of FMBC capital stock for total merger consideration of $252.4 million based on the Company’s closing stock price of $66.15. During 2014, the Company recognized goodwill of $198.2 million. As of March 31, 2015, total goodwill related to the F&M acquisition was $206.0 million, after recording a $7.8 million measurement period adjustment during the first quarter 2015. Goodwill is calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of identifiable assets acquired, none of which is expected to be deductible for tax purposes. Additionally, the Company recognized $27.1 million of core deposit intangibles related to this acquisition.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company’s balance sheets and statements of income. This section should be read in conjunction with the Company’s interim consolidated financial statements and accompanying notes included elsewhere in this report and with the consolidated financial statements and accompanying notes and other detailed information appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

OVERVIEW

Prosperity Bancshares, Inc., a Texas corporation, was formed in 1983 to acquire the former Allied First Bank in Edna, Texas, which was chartered in 1949 as The First National Bank of Edna and is now known as Prosperity Bank. The Company is a registered financial holding company that derives substantially all of its revenues and income from the operation of its bank subsidiary, Prosperity Bank®. The Bank provides a wide array of financial products and services to small and medium-sized businesses and consumers. As of March 31, 2015, the Bank operated 244 full-service banking locations; with 61 in the Houston area, including The Woodlands; 30 in the South Texas area including Corpus Christi and Victoria; 36 in the Dallas/Fort Worth area; 22 in the East Texas area; 30 in the Central Texas area including Austin and San Antonio; 34 in the West Texas area including Lubbock, Midland-Odessa and Abilene; 16 in the Bryan/College Station area, 6 in the Central Oklahoma area and 9 in the Tulsa, Oklahoma area. The Company’s principal executive office is located at Prosperity Bank Plaza, 4295 San Felipe in Houston, Texas and its telephone number is (713) 693-9300. The Company’s website address is www.prosperitybankusa.com. Information contained on the Company’s website is not incorporated by reference into this quarterly report on Form 10-Q and is not part of this or any other report.

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

Total assets were $21.61 billion at March 31, 2015 compared with $21.51 billion at December 31, 2014, an increase of $99.1 million or 0.5%. Total loans were $9.17 billion at March 31, 2015 compared with $9.24 billion at December 31, 2014, a decrease of $78.2 million or 0.8%. Total deposits were $17.56 billion at March 31, 2015 compared with $17.69 billion at December 31, 2014, a decrease of $131.8 million or 0.7%. Total shareholders’ equity was $3.30 billion at March 31, 2015 compared with $3.24 billion at December 31, 2014, an increase of $57.0 million or 1.8%.

CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are integral to understanding the financial results reported. The Company’s accounting policies are described in detail in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity:

Allowance for Credit Losses — The allowance for credit losses is a valuation established through charges to earnings in the form of a provision for credit losses. The determination of the allowance for credit losses has two components, the allowance for legacy credit losses, which includes the allowance for acquired legacy loans, and the allowance for acquired credit losses for fair-valued acquired loans. The allowance for acquired credit losses is calculated as described under the heading “Accounting for Acquired Loans and the Allowance for Acquired Credit Losses” below. Management has established an allowance for credit losses which it believes is adequate for estimated losses in the Company’s loan portfolio. Based on an evaluation of the portfolio, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. In making its evaluation, management considers factors such as historical loan loss experience, the amount of nonperforming assets and related collateral, the volume, growth and composition of the portfolio, current economic conditions that may affect the borrower’s ability to pay and the value of collateral, the evaluation of the portfolio through its internal loan review process and other relevant factors. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. Charge-offs occur when loans are deemed to be uncollectible. For further discussion of the methodology used in the determination of the allowance for credit losses, refer to the “Financial Condition – Allowance for Credit Losses” section below.

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

The Company had no intangible assets with indefinite useful lives at March 31, 2015. Other identifiable intangible assets that are subject to amortization are being amortized on a non-pro rata basis over the years expected to be benefited, which the Company believes is between ten and fifteen years. These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value to carrying value. Based on the Company’s annual goodwill impairment test as of September 30, 2014, management does not believe any of its goodwill is impaired as of March 31, 2015 because the fair value of the Company’s equity exceeded its carrying value. While the Company believes no impairment existed at March 31, 2015, under accounting standards applicable at that date, different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation and financial condition or future results of operations.

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

RECENT ACQUISITION

Acquisition of F&M Bancorporation Inc. – On April 1, 2014, the Company completed the acquisition of F&M Bancorporation Inc. (“FMBC”) and its wholly-owned subsidiary The F&M Bank & Trust Company (collectively “F&M”) headquartered in Tulsa, Oklahoma. F&M operated 13 banking locations: 9 in Tulsa, Oklahoma and surrounding areas; 3 in Dallas, Texas and 1 (a loan production office) in Oklahoma City, Oklahoma. As of March 31, 2014, FMBC reported on a consolidated basis, total assets of $2.41 billion, total loans of $1.74 billion and total deposits of $2.27 billion, each at book value.

RESULTS OF OPERATIONS

Net income available to common shareholders was $73.6 million ($1.05 per common share on a diluted basis) for the quarter ended March 31, 2015 compared with $67.1 million ($1.01 per common share on a diluted basis) for the quarter ended March 31, 2014, an increase in net income of $6.5 million or 9.7%. The Company posted returns on average common equity of 8.98% and 9.52%, returns on average assets of 1.37% and 1.43% and efficiency ratios of 41.83% and 42.04% for the quarters ended March 31, 2015 and 2014, respectively. The efficiency ratio is calculated by dividing total non-interest expense, excluding credit loss provisions, by net interest income plus non-interest income, excluding net gains and losses on the sale of securities and assets. Additionally, taxes are not part of this calculation.

Net Interest Income

The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.”

Net interest income before the provision for credit losses was $162.9 million for the quarter ended March 31, 2015, an increase of $19.2 million or 13.4%, compared with $143.7 million for the first quarter of 2014. The increase in net interest income was primarily due to a $2.37 billion or 14.5% increase in average interest-earning assets, as a result of the F&M acquisition, for the quarter ended March 31, 2015 compared with the quarter ended March 31, 2014.

Interest income on loans was $124.9 million for the quarter ended March 31, 2015, an increase of $17.7 million or 16.6%, compared with $107.1 million for the first quarter of 2014. This was due in part to an increase in average loans outstanding of $1.43 billion or 18.5%. Additionally, during the first quarter of 2015 and 2014, interest income on loans benefitted from purchase accounting loan discount accretion of $19.6 million and $13.5 million, respectively. The Company had $129.9 million of total outstanding discounts on acquired loans, of which $86.2 million was accretable at March 31, 2015.

Interest income on securities was $48.6 million for the quarter ended March 31, 2015, an increase of $1.5 million or 3.2%, compared with $47.1 million for the first quarter of 2014. This was due in part to an increase in average securities of $774.5 million or 9.1%, partially offset by a 12 basis point decrease in average rates from 2.25% at March 31, 2014 to 2.13% at March 31, 2015.

Average interest-bearing liabilities increased $1.32 billion to $13.21 billion for the quarter ended March 31, 2015 compared with $11.89 billion for the same period in 2014. The net interest margin on a tax equivalent basis decreased 5 basis points from 3.62% for the quarter ended March 31, 2014 to 3.57% for the quarter ended March 31, 2015.

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

	Three Months Ended March 31,
	2015			2014
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/Rate (4)	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/Rate (4)
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans	$9,189,380	$124,878	5.51%	$7,755,997	$107,144	5.60%
Investment securities	9,241,434	48,562	2.13%	8,466,946	47,056	2.25%
Federal funds sold and other earning assets	267,672	165	0.25%	101,700	48	0.19%
Total interest-earning assets	18,698,486	$173,605	3.77%	16,324,643	$154,248	3.83%
Allowance for credit losses	(80,681)			(67,222)
Noninterest-earning assets	2,871,702			2,550,893
Total assets	$21,489,507			$18,808,314

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$4,178,883	$2,583	0.25%	$3,554,366	$2,132	0.24%
Savings and money market deposits	5,542,081	3,405	0.25%	4,992,442	3,155	0.26%
Certificates and other time deposits	2,956,038	3,589	0.49%	2,816,701	4,100	0.59%
Other borrowings	72,118	129	0.73%	51,932	158	1.23%
Securities sold under repurchase agreements	340,469	203	0.24%	347,747	237	0.28%
Junior subordinated debentures	119,408	791	2.69%	124,231	775	2.53%
Total interest-bearing liabilities	13,208,997	10,700	0.33%	11,887,419	10,557	0.36%
Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	4,899,279			4,018,094
Other liabilities	100,648			82,288
Total liabilities	18,208,924			15,987,801
Shareholders' equity	3,280,583			2,820,513
Total liabilities and shareholders' equity	$21,489,507			$18,808,314

Net interest rate spread			3.44%			3.47%

Net interest income and margin (1) (2)		$162,905	3.53%		$143,691	3.57%

Net interest income and margin (tax equivalent) (3)		$164,569	3.57%		$145,743	3.62%

(1)	Yield is based on amortized cost and does not include any component of unrealized gains or losses.
(2)	The net interest margin is equal to net interest income divided by average interest-earning assets.
(3)

In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35%.

(4)	Annualized and based on an actual/365 day basis for the three months ended March 31, 2015 and 2014.

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

	Three Months Ended March 31,
	2015 vs. 2014
	Increase
	(Decrease)
	Due to Change in
	Volume	Rate	Total
	(Dollars in thousands)
Interest-Earning assets:
Loans (1)	$19,801	$(2,067)	$17,734
Investment securities (1)	4,304	(2,798)	1,506
Federal funds sold and other earning assets	79	38	117
Total increase (decrease) in interest income	24,184	(4,827)	19,357

Interest-Bearing liabilities:
Interest-bearing demand deposits	375	76	451
Savings and money market deposits	347	(97)	250
Certificates and other time deposits (1)	203	(714)	(511)
Securities sold under repurchase agreements	(5)	(29)	(34)
Junior subordinated debentures	(30)	46	16
Other borrowings	61	(90)	(29)
Total increase (decrease) in interest expense	951	(808)	143
Increase (decrease) in net interest income	$23,233	$(4,019)	$19,214

(1)	Includes impact of purchase accounting adjustments.

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

The Company recorded a $1.3 million provision for credit losses for the quarter ended March 31, 2015 and a $600 thousand provision for the quarter ended March 31, 2014. Net charge-offs were $1.0 million for the quarter ended March 31, 2015 compared with net charge-offs of $786 thousand for the quarter ended March 31, 2014. See "Financial Condition – Allowance for Credit Losses" for more information.

Noninterest Income

The Company’s primary sources of recurring noninterest income are NSF fees, credit, debit, and ATM card income and service charges on deposit accounts. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method. Noninterest income totaled $28.4 million for the three months ended March 31, 2015 compared with $28.7 million for the same period in 2014, a decrease of $243 thousand or 0.8%.  This was due to a decrease in NSF fees and gain on sale of assets partially offset by increases in all other categories.

 The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Nonsufficient funds (NSF) fees	$7,918	$8,870
Credit card, debit card and ATM card income	5,638	5,152
Service charges on deposit accounts	4,179	3,609
Trust income	2,009	1,800
Mortgage income	1,148	593
Brokerage income	1,409	1,269
Bank owned life insurance income	1,380	1,028
Net gain on sale of assets	1,379	3,310
Other	3,361	3,033
Total noninterest income	$28,421	$28,664

Noninterest Expense

Noninterest expense totaled $79.5 million for the quarter ended March 31, 2015 compared with $71.1 million for the quarter ended March 31, 2014, an increase of $8.4 million or 11.8%. This increase was primarily due to increased salary and benefits expense, increased regulatory assessments and FDIC insurance, and operational expenses associated with the addition of F&M, partially offset by a decrease in professional fees.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Salaries and employee benefits (1)	$49,966	$43,408
Non-staff expenses:
Net occupancy and equipment	5,964	5,339
Credit and debit card, data processing and software amortization	3,817	3,184
Regulatory assessments and FDIC insurance	4,354	2,726
Core deposit intangibles amortization	2,489	2,045
Depreciation	2,916	3,201
Communications (2)	2,809	2,737
Other real estate expense	132	396
Professional fees	201	1,052
Printing and supplies	512	543
Other	6,302	6,463
Total noninterest expense	$79,462	$71,094

(1)	Includes stock based compensation expense of $2.8 million and $1.2 million for the three months ended March 31, 2015 and 2014, respectively.
(2)	Communications expense includes telephone, data circuits, postage, and courier expenses.

 Income Taxes

Income tax expense increased $3.4 million or 10.3%, to $37.0 million for the quarter ended March 31, 2015 compared with $33.5 million for the same period in 2014. The increase was primarily attributable to higher pretax net earnings for the three months ended March 31, 2015 compared with the same period in 2014. The Company’s effective tax rate for the three months ended March 31, 2015 and 2014 was 33.4% and 33.1%, respectively.

FINANCIAL CONDITION

Loan Portfolio

At March 31, 2015 total loans were $9.17 billion, a decrease of $78.2 million or 0.8% compared with $9.24 billion at December 31, 2014. Loans at March 31, 2015 included $10.6 million of loans held for sale. Average outstanding loans at March 31, 2015 represented 49.1% of average interest-earning assets for the quarter ended March 31, 2015.

The following tables summarize the Company’s legacy and acquired loan portfolios broken out into legacy loans, acquired legacy loans, Non-PCI loans and PCI loans, as of the dates indicated. The Company separates its loan portfolio into two general categories of loans: (1) loans originated by Prosperity Bank and made pursuant to the Company’s loan policy and procedures in effect at the time the loan was made are referred to as “legacy loans” and (2) “acquired loans,” which are loans acquired in a business combination. Those acquired loans that are renewed or substantially modified after the date of the business combination, which therefore causes them to become subject to the Company’s allowance for credit losses methodology, are referred to as “acquired legacy loans.” If a renewal or substantial modification of an acquired loan is underwritten by the Company with a new credit analysis, the loan will no longer be categorized as an acquired loan. For example, acquired loans to one borrower may be combined into a new loan with a new loan number and categorized as a legacy loan. Acquired loans with a fair value discount or premium at the date of the business combination that remained at the reporting date are referred to as “fair-valued acquired loans.” All fair-valued acquired loans are further categorized into “Non-PCI loans” and “PCI loans” (purchased credit impaired loans). Acquired loans with evidence of credit quality deterioration at acquisition for which it is probable that the Company would not be able to collect all contractual amounts due are PCI loans.

	March 31, 2015
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total Loans
	(Dollars in thousands)
Residential mortgage loans held for sale	$10,622	$-	$-	$-	$10,622

Commercial and industrial	852,270	518,061	333,768	19,022	1,723,121
Real estate:
Construction, land development and other land loans	852,715	91,988	94,870	1,272	1,040,845
1-4 family residential (including home equity)	1,921,457	98,510	506,249	5,844	2,532,060
Commercial real estate (including multi-family residential)	1,942,799	281,813	774,360	22,684	3,021,656
Farmland	267,056	14,205	98,593	449	380,303
Agriculture	99,817	66,169	10,495	55	176,536
Consumer and other	205,605	32,272	42,985	-	280,862
Total loans held for investment	6,141,719	1,103,018	1,861,320	49,326	9,155,383
Total	$6,152,341	$1,103,018	$1,861,320	$49,326	$9,166,005

	December 31, 2014
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total Loans
	(Dollars in thousands)
Residential mortgage loans held for sale	$8,602	$-	$-	$-	$8,602

Commercial and industrial	846,665	518,855	414,647	26,100	1,806,267
Real estate:
Construction, land development and other land loans	801,321	114,066	109,946	1,142	1,026,475
1-4 family residential (including home equity)	1,877,843	94,331	535,479	5,926	2,513,579
Commercial real estate (including multi-family residential)	1,883,267	263,904	859,702	23,467	3,030,340
Farmland	244,162	13,520	103,809	452	361,943
Agriculture	105,448	72,051	12,149	55	189,703
Consumer and other	189,161	56,839	61,274	-	307,274
Total loans held for investment	5,947,867	1,133,566	2,097,006	57,142	9,235,581
Total	$5,956,469	$1,133,566	$2,097,006	$57,142	$9,244,183

Nonperforming Assets

Nonperforming assets include loans on nonaccrual status, accruing loans 90 days past due or more, and real estate which has been acquired through foreclosure and is awaiting disposition. Nonperforming assets do not include PCI loans unless the timing and amount of projected cash flows can no longer be reasonably estimated. PCI loans become subject to the Company's allowance for credit losses methodology when a deterioration in projected cash flows is identified.

The Company generally places a loan on nonaccrual status and ceases accruing interest when the payment of principal or interest is delinquent for 90 days, or earlier in some cases, unless the loan is in the process of collection and the underlying collateral fully supports the carrying value of the loan.

Nonperforming assets decreased $1.5 million or 4.2% to $35.4 million at March 31, 2015 compared with $36.9 million at December 31, 2014, of which $30.6 million and $30.7 million were attributable to acquired loans, respectively. The ratio of nonperforming assets to loans and other real estate was 0.39% at March 31, 2015 compared with 0.40% at December 31, 2014.

The following tables present information regarding nonperforming assets differentiated among legacy loans, acquired legacy loans, Non-PCI loans and PCI loans, as of the dates indicated:

	March 31, 2015
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total
	(Dollars in thousands)
Nonaccrual loans (1)	$3,951	$10,698	$3,308	$11,295	$29,252
Accruing loans 90 or more days past due	-	2,968	-	-	2,968
Total nonperforming loans	3,951	13,666	3,308	11,295	32,220
Repossessed assets	5	1	40	100	146
Other real estate	784	-	2,149	77	3,010
Total nonperforming assets	$4,740	$13,667	$5,497	$11,472	$35,376

Nonperforming assets to total loans and other real estate by category	0.08%	1.24%	0.29%	23.22%	0.39%

	December 31, 2014
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total
	(Dollars in thousands)
Nonaccrual loans (1)	$4,197	$11,194	$2,947	$13,084	$31,422
Accruing loans 90 or more days past due	377	1,816	-	-	$2,193
Total nonperforming loans	4,574	13,010	2,947	13,084	33,615
Repossessed assets	12	-	55	-	67
Other real estate	1,608	23	1,556	50	3,237
Total nonperforming assets	$6,194	$13,033	$4,558	$13,134	$36,919

Nonperforming assets to total loans and other real estate by category	0.10%	1.15%	0.22%	22.96%	0.40%

(1)	Includes troubled debt restructurings of $766 thousand and $911 thousand as of March 31, 2015 and December 31, 2014, respectively.

Nonperforming assets were 0.39% of total loans and other real estate at March 31, 2015 compared with 0.40% of total loans and other real estate at December 31, 2014. Nonperforming assets were 0.08% of total legacy loans and other real estate at March 31, 2015 compared with 0.10% of total legacy loans and other real estate at December 31, 2014. Nonperforming assets were 1.24% of total acquired legacy loans and other real estate at March 31, 2015 compared with 1.15% of total acquired legacy loans and other real estate at December 31, 2014. Nonperforming assets were 0.29% of total Non-PCI loans and other real estate and 23.22% of total PCI loans and other real estate at March 31, 2015 compared with 0.22% of total Non-PCI and other real estate and 22.96% of total PCI loans and other real estate at December 31, 2014. The allowance for credit losses as a percentage of total nonperforming loans was 251.3% at March 31, 2015 and 240.3% at December 31, 2014. The Company had 1 loan modified in a troubled debt restructuring for the three months ended March 31, 2015 with both a quarter end investment and a balance at the date of restructure of $10 thousand.

Allowance for Credit Losses

The following table presents, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

	As of and for the Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)

Average loans outstanding	$9,189,380	$7,755,997

Gross loans outstanding at end of period	$9,166,005	$7,752,400

Allowance for credit losses at beginning of period	$80,762	$67,282
Provision for credit losses	1,250	600
Charge-offs:
Commercial and industrial	(728)	(143)
Real estate and agriculture	(292)	(256)
Consumer and other	(729)	(1,046)
Recoveries:
Commercial and industrial	224	62
Real estate and agriculture	106	163
Consumer and other	370	434
Net charge-offs	(1,049)	(786)
Allowance for credit losses at end of period	$80,963	$67,096

Ratio of allowance to end of period loans	0.88%	0.87%
Ratio of net charge-offs to average loans (annualized)	0.05%	0.04%
Ratio of allowance to end of period nonperforming loans	251.3%	597.3%

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

As described in the section captioned “Critical Accounting Policies” above, the Company’s determination of the allowance for credit losses involves a high degree of judgment and complexity. The Company’s analysis of qualitative, or environmental, factors on pools of loans with common risk characteristics, in combination with the quantitative historical loss information and specific reserves, provides the Company with an estimate of inherent losses. The allowance must reflect changes in the balance of loans subject to the allowance methodology, as well as the estimated imminent losses associated with those loans. In the Company’s case, the $201 thousand increase in the allowance for credit losses at March 31, 2015 compared with December 31, 2014 is primarily attributable to the increase in specific reserves.

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

	As of and for the Three Months Ended March 31, 2015
		Acquired
	Legacy Loans	Loans	Total
	(Dollars in thousands)
Average loans outstanding	$5,680,799	$3,508,581	$9,189,380

Gross loans outstanding at end of period	$6,152,341	$3,013,664	$9,166,005

Allowance for credit losses at beginning of period	$61,745	$19,017	$80,762
Provision for credit losses	883	367	1,250
Charge-offs:
Commercial and industrial	(317)	(411)	(728)
Real estate and agriculture	(151)	(141)	(292)
Consumer and other	(718)	(11)	(729)
Recoveries:
Commercial and industrial	208	16	224
Real estate and agriculture	106	-	106
Consumer and other	370	-	370
Net charge-offs	(502)	(547)	(1,049)
Allowance for credit losses at end of period	$62,126	$18,837	$80,963

Ratio of allowance to end of period loans	1.01%	0.63%	0.88%
Ratio of net charge-offs to average loans (annualized)	0.04%	0.06%	0.05%
Ratio of allowance to end of period nonperforming loans	1572.4%	66.6%	251.3%

The Company had gross charge-offs on legacy loans of $1.2 million during the three months ended March 31, 2015. Partially offsetting these charge-offs were recoveries on legacy loans of $684 thousand. Total charge-offs for the three months ended March 31, 2015 were $1.7 million, partially offset by total recoveries of $700 thousand.

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

	March 31, 2015
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total Allowance	Percent of Loans to Total Loans
	(Dollars in thousands)
Balance of allowance for credit losses applicable to:
Commercial and industrial	$17,504	$11,168	$-	$1,412	$30,084	22.0%
Real estate	41,316	4,858	-	-	46,174	70.6%
Agriculture and agriculture real estate	2,032	1,245	-	-	3,277	5.7%
Consumer and other	1,274	154	-	-	1,428	1.7%
Total allowance for credit losses	$62,126	$17,425	$-	$1,412	$80,963	100.0%

	December 31, 2014
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total Allowance	Percent of Loans to Total Loans
	(Dollars in thousands)
Balance of allowance for credit losses applicable to:
Commercial and industrial	$17,511	$11,818	$673	$-	$30,002	19.5%
Real estate	40,138	4,580	228	-	44,946	71.2%
Agriculture and agriculture real estate	2,278	1,440	4	-	3,722	6.0%
Consumer and other	1,818	123	151	-	2,092	3.3%
Total allowance for credit losses	$61,745	$17,961	$1,056	$-	$80,762	100.0%

At March 31, 2015, the allowance for credit losses totaled $81.0 million compared with $80.8 million at December 31, 2014, an increase of $201 thousand or 0.2%. The allowance for credit losses at March 31, 2015 totaled 0.88% of total loans compared with 0.87% of total loans at December 31, 2014.

At March 31, 2015, $62.1 million of the allowance was attributable to legacy loans, an increase of $381 thousand or 0.6% compared with the allowance of $61.7 million attributable to legacy loans at December 31, 2014. At March 31, 2015, $17.4 million of the allowance for credit losses was attributable to acquired legacy loans compared with $18.0 million of the allowance at December 31, 2014, a decrease of $536 thousand or 3.0%. There was no allowance attributable to Non-PCI loans at March 31, 2015 compared with $1.1 million of the allowance at December 31, 2014. The decrease was primarily attributable to the charge-off of three impaired loans that had specific reserves identified at December 31, 2014. At March 31, 2015, $1.4 million of the allowance was attributable to PCI loans compared with no allowance at December 31, 2014. The increase was primarily attributable to specific reserves identified for two commercial and industrial loans that have deteriorated in credit quality.

At March 31, 2015, the Company had $129.9 million of total outstanding discounts on Non-PCI and PCI loans, of which $86.2 million was accretable.

The Company believes that the allowance for credit losses at March 31, 2015 is adequate to cover estimated losses in the loan portfolio as of such date. There can be no assurance, however, that the Company will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at March 31, 2015.

Securities

The carrying cost of securities totaled $9.58 billion at March 31, 2015 compared with $9.05 billion at December 31, 2014, an increase of $533.7 million or 5.9%. At March 31, 2015, securities represented 44.3% of total assets compared with 42.1% of total assets at December 31, 2014.

The amortized cost and fair value of investment securities were as follows:

	March 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$9,205	$99	$-	$9,304
Collateralized mortgage obligations	31,792	99	(14)	31,877
Mortgage-backed securities	72,864	4,846	(13)	77,697
Other securities	12,589	304	(26)	12,867
Total	$126,450	$5,348	$(53)	$131,745

Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$52,393	$926	$-	$53,319
States and political subdivisions	376,080	6,498	(1,352)	381,226
Collateralized mortgage obligations	13,826	124	(3)	13,947
Mortgage-backed securities	9,005,452	125,414	(43,255)	9,087,611
Total	$9,447,751	$132,962	$(44,610)	$9,536,103

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$14,402	$183	$-	$14,585
Collateralized mortgage obligations	33,519	91	(37)	33,573
Mortgage-backed securities	79,153	5,344	(14)	84,483
Other securities	12,588	201	(31)	12,758
Total	$139,662	$5,819	$(82)	$145,399

Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$52,353	$360	$(74)	$52,639
States and political subdivisions	404,356	6,147	(1,422)	409,081
Collateralized mortgage obligations	19,585	215	(8)	19,792
Mortgage-backed securities	8,424,083	96,650	(53,553)	8,467,180
Total	$8,900,377	$103,372	$(55,057)	$8,948,692

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

As of March 31, 2015, management does not have the intent to sell any of its securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of March 31, 2015, management believes any impairment in the Company’s securities is temporary, and therefore no impairment loss has been realized in the Company’s consolidated statements of income.

Deposits

Total deposits were $17.56 billion at March 31, 2015 compared with $17.69 billion at December 31, 2014, a decrease of $131.8 million or 0.7%. At March 31, 2015, noninterest-bearing deposits totaled $5.04 billion compared with $4.94 billion at December 31, 2014, an increase of $102.0 million or 2.1%. Interest-bearing deposits totaled $12.52 billion at March 31, 2015 compared with $12.76 billion at December 31, 2014, a decrease of $233.8 million or 1.8%.

Average deposits for the three months ended were $17.58 billion as of March 31, 2015, an increase of $2.19 billion or 14.3%, compared with $15.38 billion as of March 31, 2014. Deposit growth was impacted by the acquisition of F&M. Deposits for F&M totaled $2.27 billion at acquisition date. The ratio of average interest-bearing deposits to total average deposits was 72.1% during the first three months of 2015 compared to 73.9% during the first three months of 2014.

The following table summarizes the daily average balances and weighted average rates paid on deposits for the periods indicated below:

	Three Months Ended March 31,
	2015		2014
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Interest-bearing demand deposits	$4,178,883	0.25%	$3,554,366	0.24%
Regular savings	1,797,979	0.20%	1,591,701	0.21%
Money market savings	3,744,102	0.27%	3,400,741	0.28%
Certificates and other time deposits	2,956,038	0.49%	2,816,701	0.59%
Total interest-bearing deposits	12,677,002	0.31%	11,363,509	0.34%
Noninterest-bearing deposits	4,899,279		4,018,094
Total deposits	$17,576,281	0.22%	$15,381,603	0.25%

 Other Borrowings

The following table presents the Company’s borrowings as of the dates indicated:

	March 31,	December 31,
	2015	2014
	(Dollars in thousands)
FHLB advances	$325,000	$-
FHLB long-term notes payable	6,914	8,724
Total other borrowings	331,914	8,724
Securities sold under repurchase agreements	318,418	315,523
Total	$650,332	$324,247

FHLB advances and long-term notes payable— The Company has an available line of credit with the FHLB of Dallas, which allows the Company to borrow on a collateralized basis. FHLB advances are considered short-term, overnight borrowings and are used to manage liquidity as needed. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At March 31, 2015, the Company had total funds of $5.77 billion available under this agreement, of which $332.0 million was outstanding. Short-term overnight FHLB advances of $325.0 million were outstanding at March 31, 2015, at a weighted average rate of 0.07%. Long-term notes payable were $6.9 million at March 31, 2015, with a weighted average rate of 5.62%. The maturity dates on the FHLB notes payable range from the years 2015 to 2027 and have interest rates ranging from 4.51% to 6.10%.

Securities sold under repurchase agreements— At March 31, 2015, the Company had $318.4 million in securities sold under repurchase agreements compared with $315.5 million at December 31, 2014, an increase of $2.9 million or 0.9%. Repurchase agreements with banking customers are generally settled on the following business day; however, approximately $17.9 million of the repurchase agreements outstanding at March 31, 2015 have maturity dates ranging from 3 to 24 months. All securities sold under agreements to repurchase are collateralized by certain pledged securities.

Junior Subordinated Debentures

During the first quarter of 2015, the Company redeemed all of its outstanding junior subordinated debentures. Accordingly, as of March 31, 2015, the Company had no junior subordinated debentures outstanding compared with $167.5 million at December 31, 2014.

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

As of March 31, 2015, the Company had outstanding $1.9 billion in commitments to extend credit and $98.4 million in commitments associated with outstanding standby letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

The Company has no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of March 31, 2015, the Company had cash and cash equivalents of $354.3 million compared with $677.9 million at December 31, 2014, a decrease of $323.6 million. The decrease was primarily due to the purchase of $1.55 billion of securities, the redemption of $167.5 million of junior subordinated debentures, an increase in securities sold under repurchase agreements of $2.9 million, a decrease in deposits of $131.4 million, and dividends paid of $19.1 million. This decrease was partially offset by proceeds from the maturities and repayments of securities of $1.01 billion, a decrease in loans of $97.8 million, net proceeds from short-term borrowings of $325.0 million and net earnings of $73.6 million.

Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of March 31, 2015 (other than deposit obligations). The payments do not include pre-payment options that may be available to the Company. The Company’s future cash payments associated with its contractual obligations pursuant to its FHLB borrowings and operating leases as of March 31, 2015 are summarized below. Payments for FHLB borrowings include interest of $1.3 million that will be paid over the future periods. Payments related to leases are based on actual payments specified in underlying contracts.

		More than 1	3 years or
		year but less	more but less	5 years
	1 year or less	than 3 years	than 5 years	or more	Total
	(Dollars in thousands)
Federal Home Loan Bank notes payable	$326,062	$1,803	$4,648	$722	$333,235
Operating leases	6,633	9,066	4,205	7,693	27,597
Total	$332,695	$10,869	$8,853	$8,415	$360,832

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

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit as of March 31, 2015 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

		More than 1	3 years or
		year but less	more but less	5 years
	1 year or less	than 3 years	than 5 years	or more	Total
	(Dollars in thousands)
Standby letters of credit	$80,087	$17,273	$1,086	$-	$98,446
Commitments to extend credit	867,449	601,245	56,277	390,714	1,915,685
Total	$947,536	$618,518	$57,363	$390,714	$2,014,131

Capital Resources

Total shareholders’ equity was $3.30 billion at March 31, 2015 compared with $3.24 billion at December 31, 2014, an increase of $57.0 million or 1.8%. The increase was due primarily to net income of $73.6 million, which was partially offset by dividends paid of $19.1 million and stock based compensation expense of $2.8 million for the three months ended March 31, 2015.

The Basel III Capital Rules adopted by the federal regulatory authorities in 2013 substantially revised the risk-based capital requirements applicable to the Company and the Bank. The Basel III Capital Rules became effective for the Company on January 1, 2015, subject to a phase-in period for certain provisions. Among other things, the Basel III Capital Rules introduced a new capital measure called “Common Equity Tier 1,” which is a comparison of the sum of certain equity capital components to total risk-weighted assets, and revised the risk-weighting approach of the capital ratios with a more risk-sensitive approach that expanded the risk-weighting categories from the previous Basel I derived categories to a much larger and more risk-sensitive number of categories, depending on the nature of the assets.

Financial institutions are categorized as well capitalized or adequately capitalized based on minimum total risk-based, Tier 1 risk-based, common equity Tier 1 and Tier 1 leverage ratios. As of March 31, 2015, the Company’s capital ratios exceeded the regulatory definition of adequately capitalized and the Bank’s capital ratios were above the levels required for the Bank to be designated as “well capitalized” by the FDIC.

The following table provides a comparison of the Company’s and the Bank’s risk-weighted and leverage capital ratios to the minimum and well-capitalized regulatory standards as of March 31, 2015:

		To Be Categorized As
	Minimum Required	Well Capitalized Under
	For Capital	Prompt Corrective	Actual Ratio as of
	Adequacy Purposes	Action Provisions	March 31, 2015
The Company
Common equity Tier 1 capital (to risk weighted asssets )	4.50%	N/A	12.40%
Tier 1 capital (to risk weighted assets)	6.00%	N/A	12.40%
Total capital (to risk weighted assets)	8.00%	N/A	13.14%
Tier 1 capital (to average assets)	4.00% (1)	N/A	6.96%

The Bank
Common equity Tier 1 capital (to risk weighted asssets )	4.50%	6.50%	12.29%
Tier 1 capital (to risk weighted assets)	6.00%	8.00%	12.29%
Total capital (to risk weighted assets)	8.00%	10.00%	13.02%
Tier 1 capital (to average assets)	4.00% (2)	5.00%	6.89%

(1)	The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.
(2)	The FDIC may require the Bank to maintain a leverage ratio above the required minimum.

ITEM  3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company manages market risk, which for the Company is primarily interest rate risk, through its Asset Liability Committee which is composed of senior officers of the Company, in accordance with policies approved by the Company’s Board of Directors.

The Company uses simulation analysis to examine the potential effects of market changes on net interest income and market value. The Company considers macroeconomic variables, Company strategy, liquidity and other factors as it quantifies market risk. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Interest Rate Sensitivity and Liquidity” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on March 2, 2015, for further discussion.

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

3.3	Amended and Restated Bylaws of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 23, 2015)

4.1	Form of certificate representing shares of the Company’s common stock (incorporated by reference to Exhibit 4 to the Registration Statement)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive Financial Data

*	Filed with this Quarterly Report on Form 10-Q.
**	Furnished with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPERITY BANCSHARES, INC. ® (Registrant)

Date: 05/8/15	/S/ DAVID ZALMAN
David Zalman
Chairman and Chief Executive Officer

Date: 05/8/15	/S/ DAVID HOLLAWAY
David Hollaway
Chief Financial Officer