Form 10-Q
period 2015-06-30
PROSPERITY BANCSHARES INC
filed 2015-08-07
CIK 1068851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

As of August 3, 2015, there were 70,041,790 outstanding shares of the registrant’s Common Stock, par value $1.00 per share.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1.     INTERIM CONSOLIDATED FINANCIAL STATEMENTS

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2015	2014
	(Dollars in thousands, except par value)
ASSETS
Cash and due from banks	$353,047	$677,285
Federal funds sold	1,451	569
Total cash and cash equivalents	354,498	677,854

Available for sale securities, at fair value	123,229	145,399
Held to maturity securities, at cost (fair value of $9,592,825 and $8,948,692, respectively)	9,574,850	8,900,377
Total securities	9,698,079	9,045,776

Loans held for sale	10,482	8,602
Loans held for investment	9,103,853	9,235,581
Total loans	9,114,335	9,244,183
Less: allowance for credit losses	(80,972)	(80,762)
Loans, net	9,033,363	9,163,421

Accrued interest receivable	51,303	51,941
Goodwill	1,881,955	1,874,191
Core deposit intangibles, net	54,068	58,947
Bank premises and equipment, net	275,347	281,549
Other real estate owned	2,806	3,237
Bank owned life insurance (BOLI)	232,963	230,095
Federal Home Loan Bank of Dallas stock	58,132	15,432
Other assets	43,773	105,290
TOTAL ASSETS	$21,686,287	$21,507,733

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$5,040,628	$4,936,420
Interest-bearing	11,961,036	12,756,738
Total deposits	17,001,664	17,693,158
Other borrowings	886,741	8,724
Securities sold under repurchase agreements	334,189	315,523
Junior subordinated debentures	-	167,531
Accrued interest payable	2,115	3,190
Other liabilities	104,293	74,781
Total liabilities	18,329,002	18,262,907

COMMITMENTS AND CONTINGENCIES	-	-
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 20,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $1 par value; 200,000,000 shares authorized; 70,076,778 and 69,816,653 shares issued at June 30, 2015 and December 31, 2014, respectively; 70,039,690 and 69,779,565 shares outstanding at June 30, 2015 and December 31, 2014, respectively	70,077	69,817
Capital surplus	2,030,732	2,025,235
Retained earnings	1,254,057	1,146,652
Accumulated other comprehensive income—net unrealized gain on available for sale securities, net of tax of $1,629 and $2,008, respectively	3,026	3,729
Less treasury stock, at cost, 37,088 shares	(607)	(607)
Total shareholders’ equity	3,357,285	3,244,826
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$21,686,287	$21,507,733

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$119,404	$138,655	$244,282	$245,799
Securities	48,530	47,670	97,092	94,726
Federal funds sold	47	178	212	226
Total interest income	167,981	186,503	341,586	340,751

INTEREST EXPENSE:
Deposits	9,169	10,918	18,746	20,305
Other borrowings	365	189	494	347
Securities sold under repurchase agreements	208	254	411	491
Junior subordinated debentures	-	1,087	791	1,862
Total interest expense	9,742	12,448	20,442	23,005

NET INTEREST INCOME	158,239	174,055	321,144	317,746
PROVISION FOR CREDIT LOSSES	500	6,325	1,750	6,925
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	157,739	167,730	319,394	310,821
NONINTEREST INCOME:
Nonsufficient funds (NSF) fees	8,310	9,099	16,228	17,969
Credit card, debit card and ATM card income	6,003	6,030	11,641	11,182
Service charges on deposit accounts	4,189	4,325	8,368	7,934
Trust income	2,047	2,044	4,056	3,844
Mortgage income	1,513	1,208	2,661	1,801
Brokerage income	1,541	1,401	2,950	2,670
Net gain on sale of assets	270	1,301	1,649	4,611
Other	6,424	7,189	11,165	11,250
Total noninterest income	30,297	32,597	58,718	61,261
NONINTEREST EXPENSE:
Salaries and employee benefits	47,819	54,126	97,785	97,534
Net occupancy and equipment	5,812	5,996	11,776	11,335
Credit and debit card, data processing and software amortization	4,045	4,009	7,862	7,193
Regulatory assessments and FDIC insurance	4,253	3,886	8,607	6,612
Core deposit intangibles amortization	2,390	2,630	4,879	4,675
Depreciation	3,420	3,522	6,336	6,723
Communications	2,835	2,919	5,644	5,656
Other real estate expense	129	188	261	584
Other	9,032	10,016	16,047	18,074
Total noninterest expense	79,735	87,292	159,197	158,386
INCOME BEFORE INCOME TAXES	108,301	113,035	218,915	213,696
PROVISION FOR INCOME TAXES	36,369	37,529	73,342	71,053
NET INCOME	$71,932	$75,506	$145,573	$142,643

EARNINGS PER SHARE:
Basic	$1.03	$1.08	$2.08	$2.10
Diluted	$1.03	$1.08	$2.08	$2.10

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Dollars in thousands)

Net income	$71,932	$75,506	$145,573	$142,643
Other comprehensive loss, before tax:
Securities available for sale:
Change in unrealized gain during period	(640)	(317)	(1,082)	(806)
Total other comprehensive loss	(640)	(317)	(1,082)	(806)
Deferred tax benefit related to other comprehensive loss	224	111	379	282
Other comprehensive loss, net of tax	(416)	(206)	(703)	(524)
Comprehensive income	$71,516	$75,300	$144,870	$142,119

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

					Accumulated
					Other		Total
	Common Stock		Capital	Retained	Comprehensive	Treasury	Shareholders’
	Shares	Amount	Surplus	Earnings	Income	Stock	Equity
	(In thousands, except share and per share data)
BALANCE AT DECEMBER 31, 2013	66,085,179	$66,085	$1,798,862	$917,595	$4,883	$(607)	$2,786,818
Net income				142,643			142,643
Other comprehensive loss					(524)		(524)
Common stock issued in connection with the exercise of stock options and restricted stock awards	398,384	399	2,016				2,415
Common stock issued in connection with the acquisition of F&M Bancorporation Inc.	3,298,022	3,298	214,866				218,164
Stock based compensation expense			3,709				3,709
Cash dividends declared, $0.4800 per share				(32,631)			(32,631)
BALANCE AT JUNE 30, 2014	69,781,585	$69,782	$2,019,453	$1,027,607	$4,359	$(607)	$3,120,594

BALANCE AT DECEMBER 31, 2014	69,816,653	$69,817	$2,025,235	$1,146,652	$3,729	$(607)	$3,244,826
Net income				145,573			145,573
Other comprehensive loss					(703)		(703)
Common stock issued in connection with the issuance of restricted stock awards	260,125	260	(193)				67
Stock based compensation expense			5,690				5,690
Cash dividends declared, $0.5450 per share				(38,168)			(38,168)
BALANCE AT JUNE 30, 2015	70,076,778	$70,077	$2,030,732	$1,254,057	$3,026	$(607)	$3,357,285

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2015	2014
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$145,573	$142,643
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and core deposit intangibles amortization	11,215	11,398
Provision for credit losses	1,750	6,925
Net amortization of premium on investments	29,611	25,118
Gain on sale of other real estate	(18)	(1,344)
Gain on sale of assets	(1,649)	(4,611)
Net accretion of discount on loans	(33,249)	(38,827)
Net accretion of discount on deposits	(640)	-
Gain on sale of loans	(2,565)	(1,724)
Proceeds from sale of loans held for sale	107,027	82,292
Originations of loans held for sale	(106,342)	(86,766)
Stock based compensation expense	5,690	3,709
Decrease (increase) in accrued interest receivable and other assets	14,699	(6,734)
Increase in accrued interest payable and other liabilities	25,370	62,376
Net cash provided by operating activities	196,472	194,455

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of held to maturity securities	818,864	1,541,089
Purchase of held to maturity securities	(1,522,964)	(2,146,700)
Proceeds from maturities and principal paydowns of available for sale securities	1,831,103	1,324,817
Purchase of available for sale securities	(1,810,000)	(1,300,000)
Net decrease in loans held for investment	161,954	109,517
Purchase of bank premises and equipment	(5,400)	(6,709)
Proceeds from sale of bank premises, equipment and other real estate	6,418	20,874
Net cash and cash equivalents acquired in the purchase of F&M Bancorporation Inc.	—	487,599
Net cash (used in) provided by investing activities	(520,025)	30,487

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	104,208	161,455
Net decrease in interest-bearing deposits	(795,062)	(437,594)
Net proceeds from other short-term borrowings	880,000	190,000
Repayments of other long-term borrowings	(1,983)	(479)
Net increase in securities sold under repurchase agreements	18,666	23,985
Redemption of junior subordinated debentures	(167,531)	-
Proceeds from stock option exercises	67	2,415
Payments of cash dividends	(38,168)	(32,631)
Net cash provided by (used in) financing activities	197	(92,849)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(323,356)	132,093
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	677,854	381,390
CASH AND CASH EQUIVALENTS, END OF PERIOD	$354,498	$513,483

NONCASH ACTIVITIES:
Stock issued in connection with the F&M Bancorporation Inc. acquisition	$-	$218,164
Acquisition of real estate through foreclosure of collateral	1,166	4,401

SUPPLEMENTAL INFORMATION:
Income taxes paid	$42,580	$50,843
Interest paid	21,517	24,153

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

1. BASIS OF PRESENTATION

The interim consolidated financial statements include the accounts of Prosperity Bancshares, Inc.® (“Bancshares”) and its wholly-owned subsidiary, Prosperity Bank® (the “Bank”, collectively referred to as the “Company”). All intercompany transactions and balances have been eliminated.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Operating results for the six-month period ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any other period.

2. INCOME PER COMMON SHARE

Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares. The following table illustrates the computation of basic and diluted earnings per share:

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
		Per Share		Per Share		Per Share		Per Share
	Amount	Amount	Amount	Amount	Amount	Amount	Amount	Amount
	(Amounts in thousands, except per share data)
Net income	$71,932		$75,506		$145,573		$142,643
Basic:
Weighted average shares outstanding	70,037	$1.03	69,667	$1.08	70,035	$2.08	67,936	$2.10

Diluted:
Add incremental shares for:
Effect of dilutive securities - options	16		61		19		78
Total	70,053	$1.03	69,728	$1.08	70,054	$2.08	68,014	$2.10

      There were no stock options exercisable during the three and six months ended June 30, 2015 or 2014 that would have had an anti-dilutive effect on the above computation.

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

JUNE 30, 2015

(UNAUDITED)

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

ASU 2014-09 “Revenue from Contract with Customers (Topic 606).”  ASU 2014-09  supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and most industry-specific guidance throughout the Industry Topics of the Codification.  Additionally, ASU 2014-09  supersedes some cost guidance included in Revenue Recognition—Construction-Type and Production-Type Contracts (Subtopic 605-35).  In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer are amended to be consistent with the guidance on recognition and measurement.   The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU 2014-09 is effective for the Company beginning January 1, 2018, with retrospective application to each prior reporting period presented. The Company is currently evaluating the requirements of ASU 2014-09, but it is not expected to have a significant impact on the Company’s financial statements.

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

4. SECURITIES

The amortized cost and fair value of investment securities were as follows:

	June 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$9,207	$65	$-	$9,272
Collateralized mortgage obligations	29,824	103	(10)	29,917
Mortgage-backed securities	66,955	4,380	(12)	71,323
Other securities	12,588	160	(31)	12,717
Total	$118,574	$4,708	$(53)	$123,229

Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$51,936	$971	$(1)	$52,906
States and political subdivisions	388,356	5,335	(1,319)	392,372
Collateralized mortgage obligations	7,899	62	(3)	7,958
Mortgage-backed securities	9,126,659	92,646	(79,716)	9,139,589
Total	$9,574,850	$99,014	$(81,039)	$9,592,825

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$14,402	$183	$-	$14,585
Collateralized mortgage obligations	33,519	91	(37)	33,573
Mortgage-backed securities	79,153	5,344	(14)	84,483
Other securities	12,588	201	(31)	12,758
Total	$139,662	$5,819	$(82)	$145,399

Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$52,353	$360	$(74)	$52,639
States and political subdivisions	404,356	6,147	(1,422)	409,081
Collateralized mortgage obligations	19,585	215	(8)	19,792
Mortgage-backed securities	8,424,083	96,650	(53,553)	8,467,180
Total	$8,900,377	$103,372	$(55,057)	$8,948,692

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

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

As of June 30, 2015, management does not have the intent to sell any of its securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of June 30, 2015, management believes any impairment in the Company’s securities is temporary and no impairment loss has been realized in the Company’s consolidated statements of income.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

Securities with unrealized losses, segregated by length of time, that have been in a continuous loss position were as follows:

	June 30, 2015
	Less than 12 Months		More than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$-	$-	$5,298	$(10)	$5,298	$(10)
Mortgage-backed securities	155	-	2,692	(12)	2,847	(12)
Other securities	1,706	(31)	-	-	1,706	(31)
Total	$1,861	$(31)	$7,990	$(22)	$9,851	$(53)

Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$500	$(1)	$-	$-	$500	$(1)
States and political subdivisions	45,734	(245)	53,902	(1,074)	99,636	(1,319)
Collateralized mortgage obligations	-	-	296	(3)	296	(3)
Mortgage-backed securities	2,728,331	(32,930)	1,786,337	(46,786)	4,514,668	(79,716)
Total	$2,774,565	$(33,176)	$1,840,535	$(47,863)	$4,615,100	$(81,039)

	December 31, 2014
	Less than 12 Months		More than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$6,675	$(36)	$45	$(1)	$6,720	$(37)
Mortgage-backed securities	358	-	2,837	(14)	3,195	(14)
Other securities	1,706	(31)	-	-	1,706	(31)
Total	$8,739	$(67)	$2,882	$(15)	$11,621	$(82)

Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$17,098	$(74)	$-	$-	$17,098	$(74)
States and political subdivisions	45,680	(425)	44,760	(997)	90,440	(1,422)
Collateralized mortgage obligations	670	(5)	322	(3)	992	(8)
Mortgage-backed securities	1,149,380	(2,600)	2,349,143	(50,953)	3,498,523	(53,553)
Total	$1,212,828	$(3,104)	$2,394,225	$(51,953)	$3,607,053	$(55,057)

At June 30, 2015 and December 31, 2014, there were 487 securities and 501 securities, respectively, in an unrealized loss position for more than 12 months.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

The amortized cost and fair value of investment securities at June 30, 2015, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)
Due in one year or less	$35,523	$35,597	$12,688	$12,818
Due after one year through five years	185,036	186,467	4,618	4,644
Due after five years through ten years	162,059	165,223	3,859	3,894
Due after ten years	57,674	57,991	630	633
Subtotal	440,292	445,278	21,795	21,989
Mortgage-backed securities and collateralized mortgage obligations	9,134,558	9,147,547	96,779	101,240
Total	$9,574,850	$9,592,825	$118,574	$123,229

The Company recorded no gain or loss on sale of securities for the three and six months ended June 30, 2015 and 2014. As of June 30, 2015, the Company did not own any non-agency collateralized mortgage obligations.

At June 30, 2015 and December 31, 2014, the Company did not own securities of any one issuer (other than the U.S. government and its agencies) for which aggregate adjusted cost exceeded 10% of the consolidated shareholders’ equity at such respective dates.

Securities with an amortized cost of $4.88 billion and $5.08 billion and a fair value of $4.89 billion and $5.10 billion at June 30, 2015 and December 31, 2014, respectively, were pledged to collateralize public deposits and for other purposes required or permitted by law.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The loan portfolio consists of various types of loans made principally to borrowers located within the states of Texas and Oklahoma and is categorized by major type as follows:

	June 30,	December 31,
	2015	2014
	(Dollars in thousands)
Residential mortgage loans held for sale	$10,482	$8,602

Commercial and industrial	1,654,517	1,806,267
Real estate:
Construction, land development and other land loans	1,068,056	1,026,475
1-4 family residential (including home equity)	2,552,170	2,513,579
Commercial real estate (including multi-family residential)	2,958,239	3,030,340
Farmland	399,654	361,943
Agriculture	201,091	189,703
Consumer and other	270,126	307,274
Total loans held for investment	9,103,853	9,235,581
Total	$9,114,335	$9,244,183

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

(ii) Commercial Real Estate. The Company makes commercial real estate loans collateralized by owner-occupied and nonowner-occupied real estate to finance the purchase of real estate. The Company’s commercial real estate loans are collateralized by first liens on real estate, typically have variable interest rates (or five year or less fixed rates) and amortize over a 15 to 20 year period. Payments on loans secured by nonowner-occupied properties are often dependent on the successful operation or management of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than other types of loans. The Company seeks to minimize these risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition in connection with underwriting these loans. The underwriting analysis also includes credit verification, analysis of global cash flow, appraisals and a review of the financial condition of the borrower. At June 30, 2015, approximately 47.5% of the outstanding principal balance of the Company’s commercial real estate loans were secured by owner-occupied properties.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

Concentrations of Credit. Most of the Company’s lending activity occurs within the states of Texas and Oklahoma. The majority of the Company’s loan portfolio consists of commercial real estate, 1-4 family residential loans, and commercial and industrial loans. As of June 30, 2015 and December 31, 2014, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

Foreign Loans. The Company has U.S. dollar-denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments was not significant at June 30, 2015 or December 31, 2014.

Related Party Loans. As of June 30, 2015 and December 31, 2014, loans outstanding to directors, officers and their affiliates totaled $4.0 million and $4.9 million, respectively. All transactions entered into between the Company and such related parties are done in the ordinary course of business and made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related party loans is as follows:

	June 30,	December 31,
	2015	2014
	(Dollars in thousands)
Beginning balance on January 1	$4,940	$6,187
New loans	174	4,913
Repayments and reclassified related loans	(1,161)	(6,160)
Ending balance	$3,953	$4,940

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

An aging analysis of past due loans, segregated by category of loan, is presented below:

	June 30, 2015
	Loans Past Due and Still Accruing
		90 or More	Total Past	Nonaccrual	Current	Total
	30-89 Days	Days	Due Loans	Loans	Loans	Loans
	(Dollars in thousands)

Construction, land development and other land loans	$2,896	$153	$3,049	$421	$1,064,586	$1,068,056
Agriculture and agriculture real estate (includes farmland)	728	-	728	605	599,412	600,745
1-4 family (includes home equity) (1)	2,456	-	2,456	2,987	2,557,209	2,562,652
Commercial real estate (includes multi-family residential)	5,640	-	5,640	7,536	2,945,063	2,958,239
Commercial and industrial	16,615	-	16,615	20,164	1,617,738	1,654,517
Consumer and other	302	-	302	274	269,550	270,126
Total	$28,637	$153	$28,790	$31,987	$9,053,558	$9,114,335

	December 31, 2014
	Loans Past Due and Still Accruing
		90 or More	Total Past	Nonaccrual	Current	Total
	30-89 Days	Days	Due Loans	Loans	Loans	Loans
	(Dollars in thousands)
Construction, land development and other land loans	$7,667	$-	$7,667	$526	$1,018,282	$1,026,475
Agriculture and agriculture real estate (includes farmland)	2,995	377	3,372	96	548,178	551,646
1-4 family (includes home equity) (1)	2,261	82	2,343	3,570	2,516,268	2,522,181
Commercial real estate (includes multi-family residential)	12,679	65	12,744	6,340	3,011,256	3,030,340
Commercial and industrial	18,305	869	19,174	20,537	1,766,556	1,806,267
Consumer and other	612	800	1,412	353	305,509	307,274
Total	$44,519	$2,193	$46,712	$31,422	$9,166,049	$9,244,183

(1)	Includes $10.5 million and $8.6 million of residential mortgage loans held for sale at June 30, 2015 and December 31, 2014, respectively.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

The following table presents information regarding nonperforming assets as of the dates indicated:

	June 30,	December 31,
	2015	2014
	(Dollars in thousands)

Nonaccrual loans (1)	$31,987	$31,422
Accruing loans 90 or more days past due	153	2,193
Total nonperforming loans	32,140	33,615
Repossessed assets	173	67
Other real estate	2,806	3,237
Total nonperforming assets	$35,119	$36,919

Nonperforming assets to total loans and other real estate	0.39%	0.40%

(1)	Includes troubled debt restructurings of $661 thousand and $911 thousand as of June 30, 2015 and December 31, 2014, respectively.

The Company had $35.1 million in nonperforming assets at June 30, 2015 compared with $36.9 million at December 31, 2014, of which $30.3 million and $30.7 million, respectively, were originated by acquired banks. These results are reflective of the Company’s conservative lending approach.

If interest on nonaccrual loans had been accrued under the original loan terms, approximately $1.6 million and $483 thousand would have been recorded as income for the six months ended June 30, 2015 and 2014, respectively.

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

PCI Loans. The carrying amount of PCI loans included in the consolidated balance sheet and the related outstanding balance as of the dates indicated are presented in the table below. The outstanding balance represents the total amount owed as of June 30, 2015 and December 31, 2014, including accrued but unpaid interest.

	June 30,	December 31,
	2015	2014
	(Dollars in thousands)
PCI loans:
Outstanding balance	$94,601	$129,412
Less: discount	48,277	72,270
Recorded investment	$46,324	$57,142

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

Changes in the accretable yield for acquired PCI loans as of the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$7,870	$8,470	$9,867	$9,855
Additions	-	7,158	-	7,158
Reclassifications from nonaccretable	1,695	4,532	8,632	6,035
Accretion	(3,214)	(5,471)	(12,148)	(8,359)
Balance at June 30	$6,351	$14,689	$6,351	$14,689

Income recognition on PCI loans is subject to the Company’s ability to reasonably estimate both the timing and amount of future cash flows. PCI loans for which the Company is accruing interest income are not considered non-performing or impaired. The non-accretable difference represents contractual principal and interest the Company does not expect to collect.

Non-PCI Loans. The carrying amount of Non-PCI loans included in the consolidated balance sheet and the related outstanding balance as of the dates indicated are presented in the table below. The outstanding balance represents the total amount owed as of June 30, 2015 and 2014, including accrued but unpaid interest.

	June 30,	December 31,
	2015	2014
	(Dollars in thousands)
Non-PCI loans:
Outstanding balance	$1,727,123	$2,186,111
Less: discount	67,895	89,105
Recorded investment	$1,659,228	$2,097,006

Changes in the discount accretion for Non-PCI loans for the three and six months ended June 30, 2015 and December 31, 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$78,289	$77,163	$89,105	$87,798
Additions	-	66,059	-	66,059
Accretion charge-offs	(6)	(14)	(109)	(62)
Accretion	(10,388)	(19,881)	(21,101)	(30,468)
Balance at June 30	$67,895	$123,327	$67,895	$123,327

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

JUNE 30, 2015

(UNAUDITED)

Impaired loans are set forth in the following tables. No interest income was recognized on impaired loans subsequent to their classification as impaired. The average recorded investment presented in the tables below is reported on a year-to-date basis.

	June 30, 2015
		Unpaid
		Contractual		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
	(Dollars in thousands)
With no related allowance recorded:
Construction, land development and other land loans	$156	$159	$-	$204
Agriculture and agriculture real estate (includes farmland)	545	551	-	276
1-4 family (includes home equity)	1,858	2,005	-	1,857
Commercial real estate (includes multi-family residential)	5,560	5,606	-	5,350
Commercial and industrial	6,845	7,577	-	8,531
Consumer and other	62	62	-	4,103
Total	15,026	15,960	-	20,321

With an allowance recorded:
Construction, land development and other land loans	273	466	185	371
Agriculture and agriculture real estate (includes farmland)	11	19	11	33
1-4 family (includes home equity)	1,093	1,136	243	1,281
Commercial real estate (includes multi-family residential)	1,847	3,442	743	1,752
Commercial and industrial	6,724	6,787	2,004	4,621
Consumer and other	205	243	87	238
Total	10,153	12,093	3,273	8,296

Total:
Construction, land development and other land loans	429	625	185	575
Agriculture and agriculture real estate (includes farmland)	556	570	11	309
1-4 family (includes home equity)	2,951	3,141	243	3,138
Commercial real estate (includes multi-family residential)	7,407	9,048	743	7,102
Commercial and industrial	13,569	14,364	2,004	13,152
Consumer and other	267	305	87	4,341
	$25,179	$28,053	$3,273	$28,617

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

	December 31, 2014
		Unpaid
		Contractual		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
	(Dollars in thousands)
With no related allowance recorded:
Construction, land development and other land loans	$250	$256	$-	$264
Agriculture and agriculture real estate (includes farmland)	-	-	-	7
1-4 family (includes home equity)	1,710	1,831	-	1,147
Commercial real estate (includes multi-family residential)	5,093	5,126	-	3,792
Commercial and industrial	9,485	9,678	-	4,794
Consumer and other	8,144	8,161	-	4,080
Total	24,682	25,052	-	14,084

With an allowance recorded:
Construction, land development and other land loans	276	276	225	138
Agriculture and agriculture real estate (includes farmland)	46	55	24	34
1-4 family (includes home equity)	1,426	1,473	418	1,973
Commercial real estate (includes multi-family residential)	62	63	24	838
Commercial and industrial	2,454	4,182	1,597	1,783
Consumer and other	234	251	205	164
Total	4,498	6,300	2,493	4,930

Total:
Construction, land development and other land loans	526	532	225	402
Agriculture and agriculture real estate (includes farmland)	46	55	24	41
1-4 family (includes home equity)	3,136	3,304	418	3,120
Commercial real estate (includes multi-family residential)	5,155	5,189	24	4,630
Commercial and industrial	11,939	13,860	1,597	6,577
Consumer and other	8,378	8,412	205	4,244
	$29,180	$31,352	$2,493	$19,014

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

JUNE 30, 2015

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

The following table presents risk grades and PCI loans by category of loan at June 30, 2015. Impaired loans include loans in risk grades 7, 8 and 9.

	Construction,	Agriculture and		Commercial
	Land	Agriculture Real	1-4 Family	Real Estate
	Development and	Estate (includes	(includes	(includes Multi-	Commercial and	Consumer and
	Other Land Loans	Farmland)	Home Equity) (1)	Family Residential)	Industrial	Other	Total
	(Dollars in thousands)
Grade 1	$118	$12,641	$-	$2,127	$57,264	$44,653	$116,803
Grade 2	17,798	5,943	29,016	24,310	25,650	34,552	137,269
Grade 3	1,028,829	544,791	2,470,309	2,713,249	1,326,302	180,176	8,263,656
Grade 4	17,980	26,697	45,416	143,541	124,379	2,998	361,011
Grade 5	113	5,950	2,130	19,033	68,839	7,446	103,511
Grade 6	1,223	3,667	7,105	28,083	20,470	34	60,582
Grade 7	214	556	2,890	7,210	10,319	267	21,456
Grade 8	215	-	61	197	3,250	-	3,723
Grade 9	-	-	-	-	-	-	-
PCI Loans (2)	1,566	500	5,725	20,489	18,044	-	46,324
Total	$1,068,056	$600,745	$2,562,652	$2,958,239	$1,654,517	$270,126	$9,114,335

(1) Includes $10.5 million of residential mortgage loans held for sale at June 30, 2015.

(2) Of the total PCI loans, $26.6 million were classifed as substandard at June 30, 2015.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

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

JUNE 30, 2015

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

At June 30, 2015, the allowance for credit losses totaled $81.0 million or 0.89% of total loans, including acquired loans with discounts. At December 31, 2014, the allowance for credit losses totaled $80.8 million or 0.87% of total loans, including acquired loans with discounts.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

The following table details activity in the allowance for credit losses by category of loan for the three and six months ended June 30, 2015 and 2014. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

		Agriculture
	Construction,	and		Commercial
	Land	Agriculture	1-4 Family	Real Estate
	Development	Real Estate	(includes	(includes	Commercial
	and Other	(includes	Home	Multi-Family	and	Consumer
	Land Loans	Farmland)	Equity)	Residential)	Industrial	and Other	Total
	(Dollars in thousands)
Allowance for credit losses:
Three Months Ended
Balance March 31, 2015	$16,858	$3,277	$16,778	$12,538	$30,084	$1,428	$80,963
Provision for credit losses	49	429	(173)	578	(907)	524	500

Charge-offs	-	-	(31)	(136)	(98)	(744)	(1,009)
Recoveries	2	65	19	22	126	284	518
Net charge-offs	2	65	(12)	(114)	28	(460)	(491)

Balance June 30, 2015	$16,909	$3,771	$16,593	$13,002	$29,205	$1,492	$80,972

Six Months Ended
Balance January 1, 2015	$15,825	$3,722	$16,377	$12,744	$30,002	$2,092	$80,762
Provision for credit losses	1,227	(94)	314	405	(321)	219	1,750

Charge-offs	(151)	-	(129)	(179)	(826)	(1,473)	(2,758)
Recoveries	8	143	31	32	350	654	1,218
Net charge-offs	(143)	143	(98)	(147)	(476)	(819)	(1,540)

Balance June 30, 2015	$16,909	$3,771	$16,593	$13,002	$29,205	$1,492	$80,972

Allowance for credit losses:
Three Months Ended
Balance March 31, 2014	$13,600	$1,356	$18,718	$23,371	$8,653	$1,398	$67,096
Provision for credit losses	1,508	(751)	593	313	2,240	2,422	6,325

Charge-offs	(153)	(1)	(523)	(26)	(59)	(879)	(1,641)
Recoveries	38	844	117	21	123	343	1,486
Net charge-offs	(115)	843	(406)	(5)	64	(536)	(155)

Balance June 30, 2014	$14,993	$1,448	$18,905	$23,679	$10,957	$3,284	$73,266

Six Months Ended
Balance January 1, 2014	$14,353	$1,229	$17,046	$24,835	$8,167	$1,652	$67,282
Provision for credit losses	738	(705)	2,396	(1,091)	2,807	2,780	6,925

Charge-offs	(155)	(15)	(662)	(128)	(202)	(1,924)	(3,086)
Recoveries	57	939	125	63	185	776	2,145
Net charge-offs	(98)	924	(537)	(65)	(17)	(1,148)	(941)

Balance June 30, 2014	$14,993	$1,448	$18,905	$23,679	$10,957	$3,284	$73,266

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

The following table details the amount of the allowance for credit losses allocated to each category of loan as of June 30, 2015, December 31, 2014 and June 30, 2014, detailed on the basis of the impairment methodology used by the Company.

		Agriculture
	Construction,	and		Commercial
	Land	Agriculture	1-4 Family	Real Estate
	Development	Real Estate	(includes	(includes	Commercial
	and Other	(includes	Home	Multi-Family	and	Consumer
	Land Loans	Farmland)	Equity)	Residential)	Industrial	and Other	Total
	(Dollars in thousands)
Allowance for credit losses related to:
June 30, 2015
Individually evaluated for impairment	$185	$11	$243	$743	$2,004	$87	$3,273
Collectively evaluated for impairment	16,724	3,760	16,350	12,259	27,038	1,405	77,536
PCI loans	-	-	-	-	163	-	163
Total allowance for credit losses	$16,909	$3,771	$16,593	$13,002	$29,205	$1,492	$80,972

December 31, 2014
Individually evaluated for impairment	$225	$24	$418	$24	$1,597	$205	$2,493
Collectively evaluated for impairment	15,600	3,698	15,959	12,720	28,405	1,887	78,269
PCI loans	-	-	-	-	-	-	-
Total allowance for credit losses	$15,825	$3,722	$16,377	$12,744	$30,002	$2,092	$80,762

June 30, 2014
Individually evaluated for impairment	$-	$53	$249	$47	$2,887	$92	$3,328
Collectively evaluated for impairment	14,993	1,395	18,656	23,632	8,070	3,192	69,938
PCI loans	-	-	-	-	-	-	-
Total allowance for credit losses	$14,993	$1,448	$18,905	$23,679	$10,957	$3,284	$73,266

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

The following table details the recorded investment in loans as of June 30, 2015, December 31, 2014 and June 30, 2014, excluding $10.5 million, $8.6 million and $8.4 million, respectively, of residential mortgage loans held for sale, related to each balance in the allowance for credit losses by category of loan.

		Agriculture
	Construction,	and		Commercial
	Land	Agriculture	1-4 Family	Real Estate
	Development	Real Estate	(includes	(includes	Commercial
	and Other	(includes	Home	Multi-Family	and	Consumer
	Land Loans	Farmland)	Equity)	Residential)	Industrial	and Other	Total
	(Dollars in thousands)
Recorded investment in loans:
June 30, 2015
Individually evaluated for impairment	$429	$556	$2,951	$7,407	$13,569	$267	$25,179
Collectively evaluated for impairment	1,066,061	599,689	2,543,494	2,930,343	1,622,904	269,859	9,032,350
PCI loans	1,566	500	5,725	20,489	18,044	-	46,324
Total loans evaluated for impairment	$1,068,056	$600,745	$2,552,170	$2,958,239	$1,654,517	$270,126	$9,103,853

December 31, 2014
Individually evaluated for impairment	$526	$46	$3,136	$5,155	$11,939	$8,378	$29,180
Collectively evaluated for impairment	1,024,807	551,093	2,504,517	3,001,718	1,768,228	298,896	9,149,259
PCI loans	1,142	507	5,926	23,467	26,100	-	57,142
Total loans evaluated for impairment	$1,026,475	$551,646	$2,513,579	$3,030,340	$1,806,267	$307,274	$9,235,581

June 30, 2014
Individually evaluated for impairment	$315	$75	$1,180	$937	$10,094	$127	$12,728
Collectively evaluated for impairment	1,001,378	541,703	2,403,165	2,996,361	2,098,292	167,044	9,207,943
PCI loans	3,406	582	8,807	30,647	35,641	-	79,083
Total loans evaluated for impairment	$1,005,099	$542,360	$2,413,152	$3,027,945	$2,144,027	$167,171	$9,299,754

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

Troubled Debt Restructurings. The restructuring of a loan is considered a “troubled debt restructuring” if both (1) the borrower is experiencing financial difficulties and (2) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. Per ASU No. 2011-02, “Receivables (Topic 310)-A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring,” the Company reassesses all loan modifications to identify whether the restructuring constitutes a troubled debt restructuring. The following table presents information regarding the recorded investment of loans modified in a troubled debt restructuring during the six months ended June 30, 2015 and 2014:

	Six Months Ended
	June 30,
	2015			2014
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Loans	Investment	Investment	Loans	Investment	Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Construction, land development and other land loans	-	$-	$-	-	$-	$-
Agriculture and agriculture real estate (includes farmland)	-	-	-	-	-	-
1-4 Family (includes home equity)	-	-	-	-	-	-
Commercial real estate (includes multi-family residential)	-	-	-	1	35	35
Commercial and industrial	-	-	-	1	16	15
Consumer and other	1	10	9	-	-	-
Total	1	$10	$9	2	$51	$50

As of June 30, 2015, there have been no defaults on any loans that were modified as troubled debt restructurings during the preceding six months. Default is determined at 90 or more days past due. The modifications primarily related to extending the amortization periods of the loans, which includes loans modified during bankruptcy. The Company did not grant principal reductions on any restructured loans. At June 30, 2015 and 2014, the Company had $661 thousand and $1.3 million, respectively, in outstanding troubled debt restructurings. For the six months ended June 30, 2015, the Company added one loan totaling $10 thousand as a new troubled debt restructuring, of which $9 thousand was still outstanding at June 30, 2015. These modifications did not have a material impact on the Company’s determination of the allowance for credit losses.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

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

The following tables present fair values for assets and liabilities measured at fair value on a recurring basis:

	As of June 30, 2015
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Available for sale securities:
States and political subdivisions	$-	$9,272	$-	$9,272
Collateralized mortgage obligations	-	29,917	-	29,917
Mortgage-backed securities	-	71,323	-	71,323
Other securities	12,717	-	-	12,717
Total	$12,717	$110,512	$-	$123,229
Non-hedging interest rate swap	$-	$368	$-	$368

Liabilities:
Non-hedging interest rate swap	$-	$(368)	$-	$(368)

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Available for sale securities:
States and political subdivisions	$-	$14,585	$-	$14,585
Collateralized mortgage obligations	-	33,573	-	33,573
Mortgage-backed securities	-	84,483	-	84,483
Other securities	12,758	-	-	12,758
Total	$12,758	$132,641	$-	$145,399
Non-hedging interest rate swap	$-	$303	$-	$303

Liabilities:
Non-hedging interest rate swap	$-	$(303)	$-	$(303)

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). These instruments include other real estate owned, held to maturity debt securities, loans held for sale, and impaired loans. For the three and six months ended June 30, 2015, the Company had additions to other real estate owned of $183 thousand and $1.2 million, respectively, of which $183 thousand and $763 thousand, respectively, were outstanding as of June 30, 2015. For the three and six months ended June 30, 2015, the Company had additions to impaired loans of $6.5 million and $8.0 million, respectively, of which $6.5 million and $7.7 million, respectively, were still outstanding as of June 30, 2015. The remaining assets and liabilities measured at fair value on a nonrecurring basis that were recorded in 2015 and remained outstanding at June 30, 2015 were not significant.

The following table presents carrying and fair value information of financial instruments as of the dates indicated:

	As of June 30, 2015
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Cash and due from banks	$353,047	$353,047	$-	$-	$353,047
Federal funds sold	1,451	1,451	-	-	1,451
Held to maturity securities	9,574,850	-	9,592,825	-	9,592,825
Loans held for sale	10,482	-	10,482	-	10,482
Loans held for investment, net of allowance	9,022,881	-	-	9,068,305	9,068,305
Other real estate owned	2,806	-	2,806	-	2,806

Liabilities
Deposits:
Noninterest-bearing	$5,040,628	$-	$5,040,628	$-	$5,040,628
Interest-bearing	11,961,036	-	11,969,183	-	11,969,183
Other borrowings	886,741	-	887,556	-	887,556
Securities sold under repurchase agreements	334,189	-	334,207	-	334,207
Junior subordinated debentures	-	-	-	-	-

	As of December 31, 2014
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Cash and due from banks	$677,285	$677,285	$-	$-	$677,285
Federal funds sold	569	569	-	-	569
Held to maturity securities	8,900,377	-	8,948,692	-	8,948,692
Loans held for sale	8,602	-	8,602	-	8,602
Loans held for investment, net of allowance	9,154,819	-	-	9,192,231	9,192,231
Other real estate owned	3,237	-	3,237	-	3,237

Liabilities
Deposits:
Noninterest-bearing	$4,936,420	$-	$4,936,420	$-	$4,936,420
Interest-bearing	12,756,738	-	12,767,961	-	12,767,961
Other borrowings	8,724	-	10,000	-	10,000
Securities sold under repurchase agreements	315,523	-	315,543	-	315,543
Junior subordinated debentures	167,531	-	159,740	-	159,740

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

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

Loans held for investment— The Company does not record loans at fair value on a recurring basis. As such, valuation techniques discussed herein for loans are primarily for estimating fair value disclosures. However, from time to time, the Company records nonrecurring fair value adjustments to impaired loans to reflect (1) partial write downs that are based on the observable market price or current appraised value of the collateral, or (2) the full charge-off of the loan carrying value. Where appraisals are not available, estimated cash flows are discounted using a rate commensurate with the credit risk associated with those cash flows. Assumptions regarding credit risk, cash flows and discount rates are judgmentally determined using available market information and specific borrower information.

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

JUNE 30, 2015

(UNAUDITED)

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

The fair value estimates presented herein are based on pertinent information available to management at June 30, 2015. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

7. GOODWILL AND CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles (“CDI”) for the six months ended June 30, 2015 and the year ended December 31, 2014 were as follows:

		Core Deposit
	Goodwill	Intangibles
	(Dollars in thousands)
Balance as of December 31, 2013	$1,671,520	$42,049
Less:
Amortization	-	(9,940)
Add:
Measurement period adjustments	4,426	(302)
Acquisition of F&M Bancorporation Inc.	198,245	27,140
Balance as of December 31, 2014	1,874,191	58,947
Less:
Amortization	-	(4,879)
Add:
Measurement period adjustments	7,764	-
Balance as of June 30, 2015	$1,881,955	$54,068

Goodwill is recorded on the acquisition date of each entity. The Company may record subsequent adjustments to goodwill for amounts undeterminable at acquisition date, such as deferred taxes and real estate valuations, and therefore the goodwill amounts reflected in the table above may change accordingly. The Company initially records the total premium paid on acquisitions as goodwill. After finalizing the valuation, core deposit intangibles are identified and reclassified from goodwill to core deposit intangibles on the balance sheet. This reclassification has no effect on total assets, liabilities, shareholders’ equity, net income or cash flows. Management performs an evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill and other intangibles has occurred. If any such impairment is determined, a write-down is recorded. As of June 30, 2015, there were no impairments recorded on goodwill and other intangibles.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

The measurement period for the Company to determine the fair value of acquired identifiable assets and assumed liabilities will be at the end of the earlier of (1) twelve months from the date of acquisition or (2) as soon as the Company receives the information it was seeking about facts and circumstances that existed as of the date of acquisition.

Core deposit intangibles are being amortized on a non-pro rata basis over their estimated lives, which the Company believes is between 10 and 15 years. Amortization expense related to intangible assets totaled $2.4 million and $2.6 million for the three months ended June 30, 2015 and 2014, respectively, and $4.9 million and $4.7 million for the six months ended June 30, 2015 and 2014, respectively. The estimated aggregate future amortization expense for CDI remaining as of June 30, 2015 is as follows (dollars in thousands):

Remaining 2015	$4,651
2016	8,519
2017	6,327
2018	5,400
2019	4,546
Thereafter	24,625
Total	$54,068

8. STOCK BASED COMPENSATION

At June 30, 2015, the Company had three stock-based employee compensation plans. Two of the three plans adopted by the Company have expired and therefore no additional awards may be issued under those plans.

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

During 2004, the Company’s Board of Directors adopted the Prosperity Bancshares, Inc. 2004 Stock Incentive Plan (the “2004 Plan”) which was approved by the Company’s shareholders and authorized the issuance of up to 1,250,000 shares of common stock upon the exercise of options granted under the 2004 Plan or upon the grant or exercise, as the case may be, of other awards granted under the 2004 Plan. The 2004 Plan provided for the granting of incentive and nonqualified stock options to employees and nonqualified stock options to directors who were not employees. The 2004 Plan also provided for the granting of shares of restricted stock, stock appreciation rights, phantom stock awards and performance awards on substantially similar terms. The 2004 Plan has expired and therefore no additional shares may be issued from the 2004 Plan.

During 2012, the Company’s Board of Directors and shareholders adopted the Prosperity Bancshares, Inc. 2012 Stock Incentive Plan (the “2012 Plan”), which authorizes the issuance of up to 1,250,000 shares of common stock upon the exercise of options granted under the 2012 Plan or pursuant to the grant or exercise, as the case may be, of other awards granted under the 2012 Plan, including restricted stock, stock appreciation rights, phantom stock awards and performance awards. A total of 300,943 shares have been granted under the 2012 Plan as of June 30, 2015.

The Company received $67 thousand and $576 thousand from the exercise of stock options for the three month periods ended June 30, 2015 and 2014, respectively, and $67 thousand and $2.4 million during the six month periods ended June 30, 2015 and 2014, respectively. There was no tax benefit realized from option exercises of the share-based payment arrangements during the three and six month periods ended June 30, 2015 and 2014.

As of June 30, 2015, there was $26.3 million of total unrecognized compensation expense related to stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.19 years.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

9. CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ITEMS

Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of June 30, 2015 (other than deposit obligations and securities sold under repurchase agreements). The Company’s future cash payments associated with its contractual obligations pursuant to its FHLB borrowings and operating leases as of June 30, 2015 are summarized below. Payments for FHLB borrowings include interest of $1.2 million that will be paid over the future periods. Payments related to leases are based on actual payments specified in underlying contracts.

		More than 1	3 years or
		year but less	more but less	5 years
	1 year or less	than 3 years	than 5 years	or more	Total
	(Dollars in thousands)
Federal Home Loan Bank notes payable	$881,056	$1,843	$4,417	$650	$887,966
Operating leases	6,268	8,319	3,898	7,321	25,806
Total	$887,324	$10,162	$8,315	$7,971	$913,772

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

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit expiring by periods as of June 30, 2015 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

		More than 1	3 years or
		year but less	more but less	5 years
	1 year or less	than 3 years	than 5 years	or more	Total
	(Dollars in thousands)
Standby letters of credit	$84,099	$16,570	$1,136	$-	$101,805
Commitments to extend credit	1,082,493	309,405	40,698	429,991	1,862,587
Total	$1,166,592	$325,975	$41,834	$429,991	$1,964,392

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

(UNAUDITED)

10. OTHER COMPREHENSIVE (LOSS) INCOME

The tax effects allocated to each component of other comprehensive (loss) income were as follows:

	Three Months Ended June 30,
	2015			2014
	Before Tax Amount	Tax Benefit	Net of Tax Amount	Before Tax Amount	Tax Benefit	Net of Tax Amount
	(Dollars in thousands)
Other comprehensive loss:
Securities available for sale:
Change in unrealized gain during period	$(640)	$224	$(416)	$(317)	$111	$(206)
Total securities available for sale	(640)	224	(416)	(317)	111	(206)
Total other comprehensive loss	$(640)	$224	$(416)	$(317)	$111	$(206)

	Six Months Ended June 30,
	2015			2014
	Before Tax Amount	Tax Benefit	Net of Tax Amount	Before Tax Amount	Tax Benefit	Net of Tax Amount
	(Dollars in thousands)
Other comprehensive loss:
Securities available for sale:
Change in unrealized gain during period	$(1,082)	$379	$(703)	$(806)	$282	$(524)
Total securities available for sale	(1,082)	379	$(703)	(806)	282	(524)
Total other comprehensive loss	$(1,082)	$379	$(703)	$(806)	$282	$(524)

Activity in accumulated other comprehensive income associated with securities available for sale, net of tax, was as follows:

	Securities Available for Sale	Accumulated Other Comprehensive Income
	(Dollars in thousands)
Balance at January 1, 2015	$3,729	$3,729
Other comprehensive loss	(703)	(703)
Balance at June 30, 2015	$3,026	$3,026

Balance at January 1, 2014	$4,883	$4,883
Other comprehensive loss	(524)	(524)
Balance at June 30, 2014	$4,359	$4,359

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

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

The Company acquired loans and deposits with fair values of $1.60 billion and $2.27 billion, respectively, at acquisition date. Under the terms of the definitive agreement, the Company issued 3,298,022 shares of Company common stock plus $34.2 million in cash for all outstanding shares of FMBC capital stock for total merger consideration of $252.4 million based on the Company’s closing stock price of $66.15. During 2014, the Company recognized goodwill of $198.2 million. As of June 30, 2015, total goodwill related to the F&M acquisition was $206.0 million, after recording a $7.8 million measurement period adjustment during the first quarter 2015. Goodwill is calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of identifiable assets acquired, none of which is expected to be deductible for tax purposes. Additionally, the Company recognized $27.1 million of core deposit intangibles related to this acquisition.

12. SUBSEQUENT EVENTS

Pending Acquisition of Tradition Bancshares, Inc. – On August 6, 2015, the Company announced the signing of a definitive merger agreement to acquire Tradition Bancshares, Inc. (“Tradition”) and its wholly-owned subsidiary Tradition Bank headquartered in Houston, Texas. Tradition Bank operates seven (7) banking offices in the Houston, Texas area, including its main office in Bellaire, three (3) banking centers in Katy and one (1) banking center in The Woodlands. Under the terms of the definitive agreement, the Company will issue approximately 679,679 shares of Company common stock plus $39.0 million in cash for all outstanding shares of Tradition capital stock, subject to certain conditions and potential adjustments. The transaction is subject to customary closing conditions, including the receipt of customary regulatory approvals and approval by Tradition’s shareholders.

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

OVERVIEW

Prosperity Bancshares, Inc., a Texas corporation, was formed in 1983 to acquire the former Allied First Bank in Edna, Texas, which was chartered in 1949 as The First National Bank of Edna and is now known as Prosperity Bank. The Company is a registered financial holding company that derives substantially all of its revenues and income from the operation of its bank subsidiary, Prosperity Bank®. The Bank provides a wide array of financial products and services to small and medium-sized businesses and consumers. As of June 30, 2015, the Bank operated 245 full-service banking locations; with 61 in the Houston area, including The Woodlands; 30 in the South Texas area including Corpus Christi and Victoria; 37 in the Dallas/Fort Worth area; 22 in the East Texas area; 30 in the Central Texas area including Austin and San Antonio; 34 in the West Texas area including Lubbock, Midland-Odessa and Abilene; 16 in the Bryan/College Station area, 6 in the Central Oklahoma area and 9 in the Tulsa, Oklahoma area. The Company’s principal executive office is located at Prosperity Bank Plaza, 4295 San Felipe in Houston, Texas and its telephone number is (713) 693-9300. The Company’s website address is www.prosperitybankusa.com. Information contained on the Company’s website is not incorporated by reference into this quarterly report on Form 10-Q and is not part of this or any other report.

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

Three principal components of the Company’s growth strategy are internal growth, stringent cost control practices and acquisitions, including strategic merger transactions. The Company focuses on continual internal growth. Each banking center is operated as a separate profit center, maintaining separate data with respect to its net interest income, efficiency ratio, deposit growth, loan growth and overall profitability. Banking center presidents and managers are accountable for performance in these areas and compensated accordingly. The Company also focuses on maintaining stringent cost control practices and policies. The Company has centralized many of its critical operations, such as data processing and loan processing. Management believes that this centralized infrastructure can accommodate substantial additional growth while enabling the Company to minimize operational costs through certain economies of scale. The Company also intends to continue to seek expansion opportunities. During 2013, the Company completed three acquisitions including East Texas Financial Services Inc., Coppermark Bancshares, Inc. and FVNB Corp. During 2014, the Company completed the acquisition of F&M Bancorporation Inc. and recently announced the pending acquisition of Tradition Bancshares, Inc.

Total assets were $21.69 billion at June 30, 2015 compared with $21.51 billion at December 31, 2014, an increase of $178.6 million or 0.8%. Total loans were $9.11 billion at June 30, 2015 compared with $9.24 billion at December 31, 2014, a decrease of $129.8 million or 1.4%. Total deposits were $17.00 billion at June 30, 2015 compared with $17.69 billion at December 31, 2014, a decrease of $691.5 million or 3.9%. Total shareholders’ equity was $3.36 billion at June 30, 2015 compared with $3.24 billion at December 31, 2014, an increase of $112.5 million or 3.5%.

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

Goodwill and Intangible Assets—Goodwill and intangible assets that have indefinite useful lives are subject to an impairment test at least annually, or more often, if events or circumstances indicate that it is more likely than not that the fair value of the Company’s reporting unit is below the carrying value of its equity. The Company has the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining the need to perform step one of the annual test for goodwill impairment. An entity has an unconditional option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period.

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

The Company had no intangible assets with indefinite useful lives at June 30, 2015. Other identifiable intangible assets that are subject to amortization are being amortized on a non-pro rata basis over the years expected to be benefited, which the Company believes is between ten and fifteen years. These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value to carrying value. Based on the Company’s annual goodwill impairment test as of September 30, 2014, management does not believe any of its goodwill is impaired as of June 30, 2015 because the fair value of the Company’s equity exceeded its carrying value. While the Company believes no impairment existed at June 30, 2015, under accounting standards applicable at that date, different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation and financial condition or future results of operations.

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

Fair Values of Financial Instruments—The Company determines the fair values of financial instruments based on the fair value hierarchy established which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value. Level 1 inputs include quoted prices in active markets, where available. If such quoted market prices are not available Level 2 inputs are used. These inputs are based upon internally developed analytical tools that primarily use observable market-based parameters. Level 3 inputs are unobservable inputs which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

RECENT ACQUISITION

Acquisition of F&M Bancorporation Inc. – On April 1, 2014, the Company completed the acquisition of F&M Bancorporation Inc. (“FMBC”) and its wholly-owned subsidiary The F&M Bank & Trust Company (collectively “F&M”) headquartered in Tulsa, Oklahoma. F&M operated 13 banking locations: 9 in Tulsa, Oklahoma and surrounding areas; 3 in Dallas, Texas and 1 (a loan production office) in Oklahoma City, Oklahoma. As of March 31, 2014, FMBC reported, on a consolidated basis, total assets of $2.41 billion, total loans of $1.74 billion and total deposits of $2.27 billion, each at book value.

SUBSEQUENT EVENTS

Pending Acquisition of Tradition Bancshares, Inc. – On August 6, 2015, the Company announced the signing of a definitive merger agreement to acquire Tradition Bancshares, Inc. (“Tradition”) and its wholly-owned subsidiary Tradition Bank headquartered in Houston, Texas. Tradition Bank operates seven (7) banking offices in the Houston, Texas area, including its main office in Bellaire, three (3) banking centers in Katy and one (1) banking center in The Woodlands. As of June 30, 2015, Tradition, on a consolidated basis, reported total assets of $522.1 million, total loans of $242.4 million and total deposits of $463.8 million. Under the terms of the definitive agreement, the Company will issue approximately 679,679 shares of Company common stock plus $39.0 million in cash for all outstanding shares of Tradition capital stock, subject to certain conditions and potential adjustments. The transaction is subject to customary closing conditions, including the receipt of customary regulatory approvals and approval by Tradition’s shareholders.

RESULTS OF OPERATIONS

Net income available to common shareholders was $71.9 million ($1.03 per common share on a diluted basis) for the quarter ended June 30, 2015 compared with $75.5 million ($1.08 per common share on a diluted basis) for the quarter ended June 30, 2014, a decrease in net income of $3.6 million or 4.7%. The Company posted returns on average common equity of 8.61% and 9.75%, returns on average assets of 1.33% and 1.42% and efficiency ratios of 42.35% and 42.90% for the quarters ended June 30, 2015 and 2014, respectively. The efficiency ratio is calculated by dividing total non-interest expense, excluding credit loss provisions, by net interest income plus non-interest income, excluding net gains and losses on the sale of securities and assets. Additionally, taxes are not part of this calculation.

For the six months ended June 30, 2015, net income available to common shareholders was $145.6 million ($2.08 per common share on a diluted basis) compared with $142.6 million ($2.10 per common share on a diluted basis) for the same period in 2014, an increase in net income of $2.9 million or 2.1%. The Company posted returns on average common equity of 8.80% and 9.72%, returns on average assets of 1.35% and 1.43% and efficiency ratios of 42.09% and 42.51% for the six months ended June 30, 2015 and 2014, respectively.

Net Interest Income

The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.”

For the three months ended June 30, 2015

Net interest income before the provision for credit losses was $158.2 million for the quarter ended June 30, 2015, a decrease of $15.8 million or 9.1%, compared with $174.1 million for the same period in 2014. The decrease in net interest income was primarily due to a decrease in purchase accounting loan discount accretion of $11.8 million from $25.4 million for the quarter ended June 30, 2014 to $13.6 million for the quarter ended June 30, 2015.

Interest income on loans was $119.4 million for the quarter ended June 30, 2015, a decrease of $19.3 million or 13.9%, compared with $138.7 million for the same period in 2014. This was primarily due to a decrease of $11.8 million or 46.3% in purchase accounting loan discount accretion from $25.4 million for the quarter ended June 30, 2014 to $13.6 million for the quarter ended June 30, 2015. Additionally, interest income on loans was impacted by a decrease in average loans of $334.5 million or 3.5% for the quarter ended June 30, 2015 compared with the quarter ended June 30, 2014.

Interest income on securities was $48.5 million for the quarter ended June 30, 2015, an increase of $860 thousand or 1.8%, compared with $47.7 million for the same period in 2014. This was primarily due to an increase in average securities of $940.6 million or 10.8%, partially offset by an 18 basis point decrease in average interest rates from 2.19% at June 30, 2014 to 2.01% at June 30, 2015.

Average interest-bearing liabilities were $13.21 billion for the quarter ended June 30, 2015, an increase of $87.9 million or 0.7%, compared with $13.12 billion for the same period in 2014. The net interest margin on a tax-equivalent basis decreased 44 basis points from 3.83% for the quarter ended June 30, 2014 to 3.39% for the quarter ended June 30, 2015. This was due in part to a decrease of $11.8 million in purchase accounting adjustments for the quarter ended June 30, 2015 compared with the quarter ended June 30, 2014. Additionally, the tax-equivalent net interest margin was impacted by lower yields on average interest-earnings assets, partially offset by lower rates paid on average interest-bearing liabilities.

For the six months ended June 30, 2015

Net interest income before the provision for credit losses was $321.1 million for the six months ended June 30, 2015, an increase of $3.4 million or 1.1%, compared with $317.7 million for the same period in 2014. The increase in net interest income was primarily attributable to a decrease in average rate paid on interest-bearing liabilities and an increase of 8.1% in average interest-earning assets, partially offset by a decrease in purchase accounting loan discount accretion and average yield on interest-earning assets for the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

Interest income on loans was $244.3 million for the six months ended June 30, 2015, a decrease of $1.5 million or 0.6%, compared with $245.8 million for the same period in 2014. This was primarily due to a decrease in purchase accounting loan discount accretion of $5.6 million, partially offset by an increase in average loans of 6.3% for the six months ended June 30, 2015 compared with the six months ended June 30, 2014. The Company had $116.2 million of total outstanding discounts on acquired loans, of which $74.2 million was accretable at June 30, 2015.

Interest income on securities was $97.1 million for the six months ended June 30, 2015, an increase of $2.4 million or 2.5%, compared with $94.7 million for the same period in 2014. This was due in part to an increase in average securities of $858.0 million or 10.0%, partially offset by a 15 basis point decrease in average interest rates from 2.22% at June 30, 2014 to 2.07% at June 30, 2015.

Average interest-bearing liabilities were $13.21 billion for the six months ended June 30, 2015, an increase of $701.4 million or 5.6%, compared with $12.51 billion for the same period in 2014. The net interest margin on a tax-equivalent basis decreased 25 basis points from 3.73% for the six months ended June 30, 2014 to 3.48% for the six months ended June 30, 2015. This was primarily due to lower yields on average interest-earning assets, partially offset by lower rates paid on average interest-bearing liabilities. Additionally, the tax-equivalent net interest margin was impacted by a $5.6 million decrease in purchase accounting adjustments for the six months ended June 30, 2015 compared with the six months ended June 30, 2014.

The following tables present, for the periods indicated, the total dollar amount of average balances, interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in both dollars and rates. Except as indicated in the footnotes, no tax-equivalent adjustments were made and all average balances are daily average balances. Any nonaccruing loans have been included in the table as loans carrying a zero yield.

	Three Months Ended June 30,
	2015			2014
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/Rate (4)	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/Rate (4)
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans	$9,133,625	$119,404	5.24%	$9,468,136	$138,655	5.87%
Investment securities	9,688,961	48,530	2.01%	8,748,322	47,670	2.19%
Federal funds sold and other earning assets	79,659	47	0.24%	234,302	178	0.30%
Total interest-earning assets	18,902,245	$167,981	3.56%	18,450,760	$186,503	4.05%
Allowance for credit losses	(80,868)			(72,587)
Noninterest-earning assets	2,817,644			2,939,375
Total assets	$21,639,021			$21,317,548

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$3,891,682	$2,227	0.23%	$3,568,475	$2,272	0.26%
Savings and money market deposits	5,476,931	3,374	0.25%	5,479,978	3,550	0.26%
Certificates and other time deposits	2,821,058	3,568	0.51%	3,379,819	5,096	0.60%
Other borrowings	684,371	365	0.21%	140,906	189	0.54%
Securities sold under repurchase agreements	333,220	208	0.25%	382,692	254	0.27%
Junior subordinated debentures	-	-	–	167,531	1,087	2.60%
Total interest-bearing liabilities	13,207,262	9,742	0.30%	13,119,401	12,448	0.38%

Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	4,992,301			4,735,575
Other liabilities	98,133			365,169
Total liabilities	18,297,696			18,220,145
Shareholders' equity	3,341,325			3,097,403
Total liabilities and shareholders' equity	$21,639,021			$21,317,548

Net interest rate spread			3.26%			3.67%

Net interest income and margin (1) (2)		$158,239	3.36%		$174,055	3.78%

Net interest income and margin (tax equivalent) (3)		$159,802	3.39%		$176,138	3.83%

(1)	Yield is based on amortized cost and does not include any component of unrealized gains or losses.
(2)	The net interest margin is equal to net interest income divided by average interest-earning assets.
(3)

In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35%.

(4)	Annualized and based on an actual/365 day basis for the three months ended June 30, 2015 and 2014.

	Six Months Ended June 30,
	2015			2014
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/Rate (4)	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/Rate (4)
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans	$9,161,349	$244,282	5.38%	$8,616,796	$245,799	5.75%
Investment securities	9,466,434	97,092	2.07%	8,608,411	94,726	2.22%
Federal funds sold and other earning assets	173,147	212	0.25%	168,368	226	0.27%
Total interest-earning assets	18,800,930	$341,586	3.66%	17,393,575	$340,751	3.95%
Allowance for credit losses	(80,775)			(69,919)
Noninterest-earning assets	2,843,739			2,746,112
Total assets	$21,563,894			$20,069,768

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$4,034,489	$4,810	0.24%	$3,561,460	$4,404	0.25%
Savings and money market deposits	5,509,326	6,779	0.25%	5,237,557	6,705	0.26%
Certificates and other time deposits	2,888,176	7,157	0.50%	3,099,815	9,196	0.60%
Other borrowings	379,936	494	0.26%	96,666	347	0.72%
Securities sold under repurchase agreements	336,824	411	0.25%	365,316	491	0.27%
Junior subordinated debentures	59,374	791	2.69%	145,881	1,862	2.57%
Total interest-bearing liabilities	13,208,125	20,442	0.31%	12,506,695	23,005	0.37%

Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	4,946,138			4,378,471
Other liabilities	99,375			224,497
Total liabilities	18,253,638			17,109,663
Shareholders' equity	3,310,256			2,960,105
Total liabilities and shareholders' equity	$21,563,894			$20,069,768

Net interest rate spread			3.35%			3.58%

Net interest income and margin (1) (2)		$321,144	3.44%		$317,746	3.68%

Net interest income and margin (tax equivalent) (3)		$324,371	3.48%		$321,881	3.73%

(1)	Yield is based on amortized cost and does not include any component of unrealized gains or losses.
(2)	The net interest margin is equal to net interest income divided by average interest-earning assets.
(3)

In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35%.

(4)	Annualized and based on an actual/365 day basis for the six months ended June 30, 2015 and 2014.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2015 vs. 2014			2015 vs. 2014
	Increase			Increase
	(Decrease)			(Decrease)
	Due to Change in			Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-Earning assets:
Loans (1)	$(4,899)	$(14,352)	$(19,251)	$15,534	$(17,051)	$(1,517)
Investment securities (1)	5,126	(4,266)	860	9,442	(7,076)	2,366
Federal funds sold and other earning assets	(117)	(14)	(131)	6	(20)	(14)
Total increase (decrease) in interest income	110	(18,632)	(18,522)	24,982	(24,147)	835

Interest-Bearing liabilities:
Interest-bearing demand deposits	206	(251)	(45)	585	(179)	406
Savings and money market deposits	(2)	(174)	(176)	348	(274)	74
Certificates and other time deposits (1)	(842)	(686)	(1,528)	(628)	(1,411)	(2,039)
Other borrowings	729	(553)	176	1,017	(870)	147
Securities sold under repurchase agreements	(33)	(13)	(46)	(38)	(42)	(80)
Junior subordinated debentures	(1,087)	-	(1,087)	(1,104)	33	(1,071)
Total increase (decrease) in interest expense	(1,029)	(1,677)	(2,706)	180	(2,743)	(2,563)
Increase (decrease) in net interest income	$1,139	$(16,955)	$(15,816)	$24,802	$(21,404)	$3,398

(1)	Includes impact of purchase accounting adjustments.

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

The Company recorded a $500 thousand provision for credit losses for the quarter ended June 30, 2015 and a $6.3 million provision for the quarter ended June 30, 2014. Net charge-offs were $491 thousand for the quarter ended June 30, 2015 compared with net charge-offs of $155 thousand for the quarter ended June 30, 2014. The Company made a $1.8 million provision for credit losses for the six months ended June 30, 2015 and a $6.9 million provision for the six months ended June 30, 2014. Net charge-offs were $1.5 million for the six months ended June 30, 2015 compared with $941 thousand for the six months ended June 30, 2014. See "Financial Condition – Allowance for Credit Losses" for more information.

Noninterest Income

The Company’s primary sources of recurring noninterest income are NSF fees, credit, debit and ATM card income and service charges on deposit accounts. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method. Noninterest income totaled $30.3 million for the three months ended June 30, 2015 compared with $32.6 million for the same period in 2014, a decrease of $2.3 million or 7.1%. This was due to a decrease in net gain on sale of assets and a decrease in NSF fees. Noninterest income totaled $58.7 million for the six months ended June 30, 2015 compared with $61.3 million for the same period in 2014, a decrease of $2.5 million or 4.2%. This decrease was primarily due to a decrease in net gain on sale of assets and a decrease in NSF fees, partially offset by an increase in mortgage income and an increase in credit card, debit card and ATM card income.

 The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Nonsufficient funds (NSF) fees	$8,310	$9,099	$16,228	$17,969
Credit card, debit card and ATM card income	6,003	6,030	11,641	11,182
Service charges on deposit accounts	4,189	4,325	8,368	7,934
Trust income	2,047	2,044	4,056	3,844
Mortgage income	1,513	1,208	2,661	1,801
Brokerage income	1,541	1,401	2,950	2,670
Bank owned life insurance income	1,390	1,365	2,770	2,393
Net gain on sale of assets	270	1,301	1,649	4,611
Other	5,034	5,824	8,395	8,857
Total noninterest income	$30,297	$32,597	$58,718	$61,261

Noninterest Expense

Noninterest expense totaled $79.7 million for the quarter ended June 30, 2015 compared with $87.3 million for the quarter ended June 30, 2014, a decrease of $7.6 million or 8.7%. This was primarily due to a decrease in salary and benefits expense. Noninterest expense totaled $159.2 million for the six months ended June 30, 2015 compared with $158.4 million for the six months ended June 30, 2014, an increase of $811 thousand or 0.5%. This was primarily due to an increase in regulatory assessments and FDIC insurance, partially offset by a decrease in professional fees.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Salaries and employee benefits (1)	$47,819	$54,126	$97,785	$97,534
Non-staff expenses:
Net occupancy and equipment	5,812	5,996	11,776	11,335
Credit and debit card, data processing and software amortization	4,045	4,009	7,862	7,193
Regulatory assessments and FDIC insurance	4,253	3,886	8,607	6,612
Core deposit intangibles amortization	2,390	2,630	4,879	4,675
Depreciation	3,420	3,522	6,336	6,723
Communications (2)	2,835	2,919	5,644	5,656
Other real estate expense	129	188	261	584
Professional fees	1,111	1,818	1,312	2,782
Printing and supplies	503	593	1,015	1,136
Other	7,418	7,605	13,720	14,156
Total noninterest expense	$79,735	$87,292	$159,197	$158,386

(1)

Includes stock-based compensation expense of $2.9 million and $2.5 million for the three months ended June 30, 2015 and 2014, respectively, and $5.7 million and $3.7 million for the six months ended June 30, 2015 and 2014, respectively.

(2)	Communications expense includes telephone, data circuits, postage and courier expenses.

Income Taxes

Income tax expense decreased $1.2 million or 3.1%, to $36.4 million for the quarter ended June 30, 2015 compared with $37.5 million for the same period in 2014. This decrease was primarily attributable to lower pretax net income for the three months ended June 30, 2015 compared with the same period in 2014. For the six months ended June 30, 2015, income tax expense totaled $73.3 million, an increase of $2.3 million or 3.2%, compared with $71.1 million for the same period in 2014. This increase was primarily attributable to higher pretax net income for the six months ended June 30, 2015 compared with the same period in 2014. The Company’s effective tax rate for the three months ended June 30, 2015 and 2014 was 33.6% and 33.2%, respectively. The Company’s effective tax rate for the six months ended June 30, 2015 and 2014 was 33.5% and 33.2%, respectively.

FINANCIAL CONDITION

Loan Portfolio

At June 30, 2015, total loans were $9.11 billion, a decrease of $129.8 million or 1.4%, compared with $9.24 billion at December 31, 2014. Loans at June 30, 2015 included $10.5 million of loans held for sale. Average outstanding loans at June 30, 2015 represented 48.3% of average interest-earning assets for the quarter ended June 30, 2015.

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

	June 30, 2015
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total Loans
	(Dollars in thousands)

Residential mortgage loans held for sale	$10,482	$-	$-	$-	$10,482

Commercial and industrial	906,030	444,671	285,772	18,044	1,654,517
Real estate:
Construction, land development and other land loans	896,518	86,738	83,234	1,566	1,068,056
1-4 family residential (including home equity)	1,978,694	95,105	472,646	5,725	2,552,170
Commercial real estate (including multi-family residential)	1,943,668	307,047	687,035	20,489	2,958,239
Farmland	299,501	15,931	83,777	445	399,654
Agriculture	125,402	66,626	9,008	55	201,091
Consumer and other	203,778	28,592	37,756	-	270,126
Total loans held for investment	6,353,591	1,044,710	1,659,228	46,324	9,103,853
Total	$6,364,073	$1,044,710	$1,659,228	$46,324	$9,114,335

	December 31, 2014
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total Loans
	(Dollars in thousands)

Residential mortgage loans held for sale	$8,602	$-	$-	$-	$8,602

Commercial and industrial	846,665	518,855	414,647	26,100	1,806,267
Real estate:
Construction, land development and other land loans	801,321	114,066	109,946	1,142	1,026,475
1-4 family residential (including home equity)	1,877,843	94,331	535,479	5,926	2,513,579
Commercial real estate (including multi-family residential)	1,883,267	263,904	859,702	23,467	3,030,340
Farmland	244,162	13,520	103,809	452	361,943
Agriculture	105,448	72,051	12,149	55	189,703
Consumer and other	189,161	56,839	61,274	-	307,274
Total loans held for investment	5,947,867	1,133,566	2,097,006	57,142	9,235,581
Total	$5,956,469	$1,133,566	$2,097,006	$57,142	$9,244,183

Nonperforming Assets

Nonperforming assets include loans on nonaccrual status, accruing loans 90 days past due or more and real estate which has been acquired through foreclosure and is awaiting disposition. Nonperforming assets do not include PCI loans unless the timing and amount of projected cash flows can no longer be reasonably estimated. PCI loans become subject to the Company's allowance for credit losses methodology when a deterioration in projected cash flows is identified.

The Company generally places a loan on nonaccrual status and ceases accruing interest when the payment of principal or interest is delinquent for 90 days, or earlier in some cases, unless the loan is in the process of collection and the underlying collateral fully supports the carrying value of the loan.

Nonperforming assets decreased $1.8 million or 4.9% to $35.1 million at June 30, 2015 compared with $36.9 million at December 31, 2014, of which $30.3 million and $30.7 million, respectively, were attributable to acquired loans.

The following tables present information regarding nonperforming assets differentiated among legacy loans, acquired legacy loans, Non-PCI loans and PCI loans, as of the dates indicated:

	June 30, 2015
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total
	(Dollars in thousands)
Nonaccrual loans (1)	$3,850	$14,502	$5,162	$8,473	$31,987
Accruing loans 90 or more days past due	153	-	-	-	153
Total nonperforming loans	4,003	14,502	5,162	8,473	32,140
Repossessed assets	17	-	56	100	173
Other real estate	771	11	1,947	77	2,806
Total nonperforming assets	$4,791	$14,513	$7,165	$8,650	$35,119

Nonperforming assets to total loans and other real estate by category	0.08%	1.39%	0.43%	18.64%	0.39%

	December 31, 2014
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total
	(Dollars in thousands)
Nonaccrual loans (1)	$4,197	$11,194	$2,947	$13,084	$31,422
Accruing loans 90 or more days past due	377	1,816	-	-	$2,193
Total nonperforming loans	4,574	13,010	2,947	13,084	33,615
Repossessed assets	12	-	55	-	67
Other real estate	1,608	23	1,556	50	3,237
Total nonperforming assets	$6,194	$13,033	$4,558	$13,134	$36,919

Nonperforming assets to total loans and other real estate by category	0.10%	1.15%	0.22%	22.96%	0.40%

(1)	Includes troubled debt restructurings of $661 thousand and $911 thousand as of June 30, 2015 and December 31, 2014, respectively.

Nonperforming assets were 0.39% of total loans and other real estate at June 30, 2015 compared with 0.40% of total loans and other real estate at December 31, 2014. Nonperforming assets were 0.08% of total legacy loans and other real estate at June 30, 2015 compared with 0.10% of total legacy loans and other real estate at December 31, 2014. Nonperforming assets were 1.39% of total acquired legacy loans and other real estate at June 30, 2015 compared with 1.15% of total acquired legacy loans and other real estate at December 31, 2014. Nonperforming assets were 0.43% of total Non-PCI loans and other real estate and 18.64% of total PCI loans and other real estate at June 30, 2015 compared with 0.22% of total Non-PCI and other real estate and 22.96% of total PCI loans and other real estate at December 31, 2014. The allowance for credit losses as a percentage of total nonperforming loans was 251.9% at June 30, 2015 and 240.3% at December 31, 2014. For the six months ended June 30, 2015, the Company had one loan totaling $10 thousand in new troubled debt restructurings, of which $9 thousand was still outstanding on June 30, 2015.

Allowance for Credit Losses

The following table presents, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

	As of and for the Six Months Ended
	June 30,
	2015	2014
	(Dollars in thousands)

Average loans outstanding	$9,161,349	$8,616,796

Gross loans outstanding at end of period	$9,114,335	$9,308,162

Allowance for credit losses at beginning of period	$80,762	$67,282
Provision for credit losses	1,750	6,925
Charge-offs:
Commercial and industrial	(826)	(202)
Real estate and agriculture	(459)	(960)
Consumer and other	(1,473)	(1,924)
Recoveries:
Commercial and industrial	350	185
Real estate and agriculture	214	1,184
Consumer and other	654	776
Net charge-offs	(1,540)	(941)
Allowance for credit losses at end of period	$80,972	$73,266

Ratio of allowance to end of period loans	0.89%	0.79%
Ratio of net charge-offs to average loans (annualized)	0.03%	0.02%
Ratio of allowance to end of period nonperforming loans	251.9%	312.9%

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

The following tables present, as of and for the period indicated, information regarding the allowance for credit losses differentiated between legacy loans and acquired loans. The charge-offs and recoveries with respect to the acquired loans shown below are primarily from acquired legacy loans. Reported net charge-offs may include those from Non-PCI loans and PCI loans, but only if the total charge-off required is greater than the remaining discount.

	As of and for the Six Months Ended June 30, 2015
		Acquired
	Legacy Loans	Loans	Total
	(Dollars in thousands)
Average loans outstanding	$6,144,136	$3,017,213	$9,161,349

Gross loans outstanding at end of period	$6,364,073	$2,750,262	$9,114,335

Allowance for credit losses at beginning of period	$61,745	$19,017	$80,762
Provision for credit losses	2,953	(1,203)	1,750
Charge-offs:
Commercial and industrial	(397)	(429)	(826)
Real estate and agriculture	(317)	(142)	(459)
Consumer and other	(1,406)	(67)	(1,473)
Recoveries:
Commercial and industrial	278	72	350
Real estate and agriculture	213	1	214
Consumer and other	653	1	654
Net charge-offs	(976)	(564)	(1,540)
Allowance for credit losses at end of period	$63,722	$17,250	$80,972

Ratio of allowance to end of period loans	1.00%	0.63%	0.89%
Ratio of net charge-offs to average loans (annualized)	0.03%	0.04%	0.03%
Ratio of allowance to end of period nonperforming loans	1591.9%	61.3%	251.9%

	As of and for the Six Months Ended June 30, 2014
		Acquired
	Legacy Loans	Loans	Total
	(Dollars in thousands)
Average loans outstanding	$5,117,142	$3,499,654	$8,616,796

Gross loans outstanding at end of period	$5,260,467	$4,047,695	$9,308,162

Allowance for credit losses at beginning of period	$60,115	$7,167	$67,282
Provision for credit losses	68	6,857	6,925
Charge-offs:
Commercial and industrial	(71)	(131)	(202)
Real estate and agriculture	(367)	(593)	(960)
Consumer and other	(1,844)	(80)	(1,924)
Recoveries:
Commercial and industrial	159	26	185
Real estate and agriculture	1,180	4	1,184
Consumer and other	771	5	776
Net charge-offs	(172)	(769)	(941)
Allowance for credit losses at end of period	$60,011	$13,255	$73,266

Ratio of allowance to end of period loans	1.14%	0.33%	0.79%
Ratio of net charge-offs to average loans (annualized)	0.01%	0.04%	0.02%
Ratio of allowance to end of period nonperforming loans	1750.6%	66.3%	312.9%

The Company had gross charge-offs on legacy loans of $2.1 million during the six months ended June 30, 2015. Partially offsetting these charge-offs were recoveries on legacy loans of $1.1 million. Total charge-offs for the six months ended June 30, 2015 were $2.8 million, partially offset by total recoveries of $1.2 million.

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

	June 30, 2015
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total Allowance	Percent of Loans to Total Loans
	(Dollars in thousands)
Balance of allowance for credit losses applicable to:
Commercial and industrial	$18,148	$9,744	$1,150	$163	$29,205	18.1%
Real estate	41,724	4,148	632	-	46,504	72.3%
Agriculture and agriculture real estate	2,457	1,314	-	-	3,771	6.6%
Consumer and other	1,393	78	21	-	1,492	3.0%
Total allowance for credit losses	$63,722	$15,284	$1,803	$163	$80,972	100.0%

	December 31, 2014
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total Allowance	Percent of Loans to Total Loans
	(Dollars in thousands)
Balance of allowance for credit losses applicable to:
Commercial and industrial	$17,511	$11,818	$673	$-	$30,002	19.5%
Real estate	40,138	4,580	228	-	44,946	71.2%
Agriculture and agriculture real estate	2,278	1,440	4	-	3,722	6.0%
Consumer and other	1,818	123	151	-	2,092	3.3%
Total allowance for credit losses	$61,745	$17,961	$1,056	$-	$80,762	100.0%

At June 30, 2015, the allowance for credit losses totaled $81.0 million compared with $80.8 million at December 31, 2014, an increase of $210 thousand or 0.3%. The allowance for credit losses at June 30, 2015 totaled 0.89% of total loans compared with 0.87% of total loans at December 31, 2014.

At June 30, 2015, $63.7 million of the allowance was attributable to legacy loans, an increase of $2.0 million or 3.2% compared with the allowance of $61.7 million attributable to legacy loans at December 31, 2014. This was primarily due to the increase in the legacy loan balance as a result of the re-categorization from Non-PCI loans to legacy loans and organic loan growth. At June 30, 2015, $15.3 million of the allowance for credit losses was attributable to acquired legacy loans compared with $18.0 million of the allowance at December 31, 2014, a decrease of $2.7 million or 14.9%. This was primarily due to a decrease in specific reserves on acquired legacy loans with improved credit conditions. At June 30, 2015, $1.8 million of the allowance for credit losses was attributable to Non-PCI loans compared with $1.1 million of the allowance at December 31, 2014, an increase of $747 thousand or 70.7%. At June 30, 2015, $163 thousand of the allowance for credit losses was attributable to PCI loans compared with no allowance at December 31, 2014. The increase in allowance attributable to Non-PCI and PCI loans was primarily attributable to specific reserves identified for loans with deteriorated credit quality.

At June 30, 2015, the Company had $116.2 million of total outstanding discounts on Non-PCI and PCI loans, of which $74.2 million was accretable.

The Company believes that the allowance for credit losses at June 30, 2015 is adequate to cover estimated losses in the loan portfolio as of such date. There can be no assurance, however, that the Company will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at June 30, 2015.

Securities

The carrying cost of securities totaled $9.70 billion at June 30, 2015 compared with $9.05 billion at December 31, 2014, an increase of $652.3 million or 7.2%. At June 30, 2015, securities represented 44.7% of total assets compared with 42.1% of total assets at December 31, 2014.

The amortized cost and fair value of investment securities were as follows:

	June 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$9,207	$65	$-	$9,272
Collateralized mortgage obligations	29,824	103	(10)	29,917
Mortgage-backed securities	66,955	4,380	(12)	71,323
Other securities	12,588	160	(31)	12,717
Total	$118,574	$4,708	$(53)	$123,229

Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$51,936	$971	$(1)	$52,906
States and political subdivisions	388,356	5,335	(1,319)	392,372
Collateralized mortgage obligations	7,899	62	(3)	7,958
Mortgage-backed securities	9,126,659	92,646	(79,716)	9,139,589
Total	$9,574,850	$99,014	$(81,039)	$9,592,825

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$14,402	$183	$-	$14,585
Collateralized mortgage obligations	33,519	91	(37)	33,573
Mortgage-backed securities	79,153	5,344	(14)	84,483
Other securities	12,588	201	(31)	12,758
Total	$139,662	$5,819	$(82)	$145,399

Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$52,353	$360	$(74)	$52,639
States and political subdivisions	404,356	6,147	(1,422)	409,081
Collateralized mortgage obligations	19,585	215	(8)	19,792
Mortgage-backed securities	8,424,083	96,650	(53,553)	8,467,180
Total	$8,900,377	$103,372	$(55,057)	$8,948,692

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

As of June 30, 2015, management does not have the intent to sell any of its securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of June 30, 2015, management believes any impairment in the Company’s securities is temporary, and therefore no impairment loss has been realized in the Company’s consolidated statements of income.

Deposits

Total deposits were $17.00 billion at June 30, 2015 compared with $17.69 billion at December 31, 2014, a decrease of $691.5 million or 3.9%. At June 30, 2015, noninterest-bearing deposits totaled $5.04 billion compared with $4.94 billion at December 31, 2014, an increase of $104.2 million or 2.1%. Interest-bearing deposits totaled $11.96 billion at June 30, 2015 compared with $12.76 billion at December 31, 2014, a decrease of $795.7 million or 6.2%.

Average deposits for the six months ended June 30, 2015 were $17.38 billion, an increase of $1.10 billion or 6.8%, compared with $16.28 billion for the six months ended June 30, 2014. Deposit growth was impacted by the acquisition of F&M on April 1, 2014. Deposits for F&M totaled $2.27 billion at acquisition date. The ratio of average interest-bearing deposits to total average deposits was 71.5% during the first six months of 2015 compared to 73.1% during the first six months of 2014.

The following table summarizes the daily average balances and weighted average rates paid on deposits for the periods indicated below:

	Six Months Ended June 30,
	2015		2014
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Interest-bearing demand deposits	$4,034,489	0.24%	$3,561,460	0.25%
Regular savings	1,817,147	0.20%	1,638,139	0.20%
Money market savings	3,692,179	0.27%	3,599,418	0.28%
Certificates and other time deposits	2,888,176	0.50%	3,099,815	0.60%
Total interest-bearing deposits	12,431,991	0.30%	11,898,832	0.34%
Noninterest-bearing deposits	4,946,138		4,378,471
Total deposits	$17,378,129	0.22%	$16,277,303	0.25%

 Other Borrowings

The following table presents the Company’s borrowings as of the dates indicated:

	June 30,	December 31,
	2015	2014
	(Dollars in thousands)
FHLB advances	$880,000	$-
FHLB long-term notes payable	6,741	8,724
Total other borrowings	886,741	8,724
Securities sold under repurchase agreements	334,189	315,523
Total	$1,220,930	$324,247

FHLB advances and long-term notes payable— The Company has an available line of credit with the FHLB of Dallas, which allows the Company to borrow on a collateralized basis. FHLB advances are considered short-term, overnight borrowings and are used to manage liquidity as needed. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At June 30, 2015, the Company had total funds of $5.72 billion available under this agreement, of which $886.7 million was outstanding. Short-term overnight FHLB advances of $880.0 million were outstanding at June 30, 2015, at a weighted average rate of 0.10%. Long-term notes payable were $6.7 million at June 30, 2015, with a weighted average rate of 5.63%. The maturity dates on the FHLB notes payable range from the years 2015 to 2027 and have interest rates ranging from 4.51% to 6.10%.

Securities sold under repurchase agreements— At June 30, 2015, the Company had $334.2 million in securities sold under repurchase agreements compared with $315.5 million at December 31, 2014, an increase of $18.7 million or 5.9%. Repurchase agreements with banking customers are generally settled on the following business day; however, approximately $14.4 million of the repurchase agreements outstanding at June 30, 2015 have maturity dates ranging from 3 to 24 months. All securities sold under agreements to repurchase are collateralized by certain pledged securities.

Junior Subordinated Debentures

During the first quarter of 2015, the Company redeemed all of its outstanding junior subordinated debentures. Accordingly, as of June 30, 2015, the Company had no junior subordinated debentures outstanding compared with $167.5 million at December 31, 2014.

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

As of June 30, 2015, the Company had outstanding $1.86 billion in commitments to extend credit and $101.8 million in commitments associated with outstanding standby letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

The Company has no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of June 30, 2015, the Company had cash and cash equivalents of $354.5 million compared with $677.9 million at December 31, 2014, a decrease of $323.4 million. The decrease was primarily due to the purchase of $3.33 billion of securities, a decrease in interest-bearing deposits of $795.1 million, the redemption of $167.5 million of junior subordinated debentures and dividends paid of $38.2 million. This decrease was partially offset by proceeds from the maturities and repayments of securities of $2.65 billion, net proceeds from short-term borrowings of $880.0 million, a decrease in loans of $162.0 million, net increase in noninterest-bearing deposits of $104.2 million and net income of $145.6 million.

Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of June 30, 2015 (other than deposit obligations). The payments do not include pre-payment options that may be available to the Company. The Company’s future cash payments associated with its contractual obligations pursuant to its FHLB borrowings and operating leases as of June 30, 2015 are summarized below. Payments for FHLB borrowings include interest of $1.2 million that will be paid over the future periods. Payments related to leases are based on actual payments specified in underlying contracts.

		More than 1	3 years or
		year but less	more but less	5 years
	1 year or less	than 3 years	than 5 years	or more	Total
	(Dollars in thousands)
Federal Home Loan Bank notes payable	$881,056	$1,843	$4,417	$650	$887,966
Operating leases	6,268	8,319	3,898	7,321	25,806
Total	$887,324	$10,162	$8,315	$7,971	$913,772

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

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit as of June 30, 2015 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

		More than 1	3 years or
		year but less	more but less	5 years
	1 year or less	than 3 years	than 5 years	or more	Total
	(Dollars in thousands)
Standby letters of credit	$84,099	$16,570	$1,136	$-	$101,805
Commitments to extend credit	1,082,493	309,405	40,698	429,991	1,862,587
Total	$1,166,592	$325,975	$41,834	$429,991	$1,964,392

Capital Resources

Total shareholders’ equity was $3.36 billion at June 30, 2015 compared with $3.24 billion at December 31, 2014, an increase of $112.5 million or 3.5%. The increase was due primarily to net income of $145.6 million, partially offset by dividends paid of $38.2 million for the six months ended June 30, 2015.

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

Financial institutions are categorized as well capitalized or adequately capitalized based on minimum total risk-based, Tier 1 risk-based, common equity Tier 1 and Tier 1 leverage ratios. As of June 30, 2015, the Company’s capital ratios exceeded the regulatory definition of adequately capitalized and the Bank’s capital ratios were above the levels required for the Bank to be designated as “well capitalized” by the FDIC.

The following table provides a comparison of the Company’s and the Bank’s risk-weighted and leverage capital ratios to the minimum and well-capitalized regulatory standards as of June 30, 2015:

		To Be Categorized As
	Minimum Required	Well Capitalized Under
	For Capital	Prompt Corrective	Actual Ratio as of
	Adequacy Purposes	Action Provisions	June 30, 2015
The Company
Common equity Tier 1 capital (to risk weighted asssets )	4.50%	N/A	12.91%
Tier 1 capital (to risk weighted assets)	6.00%	N/A	12.91%
Total capital (to risk weighted assets)	8.00%	N/A	13.63%
Tier 1 capital (to average assets)	4.00% (1)	N/A	7.35%

The Bank
Common equity Tier 1 capital (to risk weighted asssets )	4.50%	6.50%	12.81%
Tier 1 capital (to risk weighted assets)	6.00%	8.00%	12.81%
Total capital (to risk weighted assets)	8.00%	10.00%	13.53%
Tier 1 capital (to average assets)	4.00% (2)	5.00%	7.29%

(1)	The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.
(2)	The FDIC may require the Bank to maintain a leverage ratio above the required minimum.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company manages market risk, which for the Company is primarily interest rate risk, through its Asset Liability Committee which is composed of senior officers of the Company, in accordance with policies approved by the Company’s Board of Directors.

The Company uses simulation analysis to examine the potential effects of market changes on net interest income and market value. The Company considers macroeconomic variables, Company strategy, liquidity and other factors as it quantifies market risk. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Sensitivity and Liquidity” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed on March 2, 2015, for further discussion.

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

3.3		Amended and Restated Bylaws of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 23, 2015)

4.1		Form of certificate representing shares of the Company’s common stock (incorporated by reference to Exhibit 4 to the Registration Statement)

10.1	*	Employment Agreement, dated July 30, 2004, by and between Prosperity Bank and Edward Z. Safady

10.2	*	Amendment to Employment Agreement, dated December 24, 2008, by and between Prosperity Bank and Edward Safady

10.3	*	Non- Disclosure and Non-Solicitation Agreement, effective May 15, 2015, by and between Prosperity Bank and Edward Safady

31.1	*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	*	Interactive Financial Data

*	Filed with this Quarterly Report on Form 10-Q.
**	Furnished with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPERITY BANCSHARES, INC. ® (Registrant)

Date: 8/7/15	/S/ DAVID ZALMAN
David Zalman
Chairman and Chief Executive Officer

Date: 8/7/15	/S/ DAVID HOLLAWAY
David Hollaway
Chief Financial Officer