Form 10-Q
period 2015-09-30
PROSPERITY BANCSHARES INC
filed 2015-11-06
CIK 1068851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

As of November 4, 2015, there were 70,030,090 outstanding shares of the registrant’s Common Stock, par value $1.00 per share.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2015	2014
	(Dollars in thousands, except par value)
ASSETS
Cash and due from banks	$300,230	$677,285
Federal funds sold	996	569
Total cash and cash equivalents	301,226	677,854

Available for sale securities, at fair value	110,855	145,399
Held to maturity securities, at cost (fair value of $9,494,664 and $8,948,692, respectively)	9,419,906	8,900,377
Total securities	9,530,761	9,045,776

Loans held for sale	12,564	8,602
Loans held for investment	9,192,424	9,235,581
Total loans	9,204,988	9,244,183
Less: allowance for credit losses	(81,003)	(80,762)
Loans, net	9,123,985	9,163,421

Accrued interest receivable	48,719	51,941
Goodwill	1,881,955	1,874,191
Core deposit intangibles, net	51,712	58,947
Bank premises and equipment, net	271,650	281,549
Other real estate owned	3,271	3,237
Bank owned life insurance (BOLI)	234,046	230,095
Federal Home Loan Bank of Dallas stock	61,843	15,432
Other assets	58,068	105,290
TOTAL ASSETS	$21,567,236	$21,507,733

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$5,093,175	$4,936,420
Interest-bearing	11,846,762	12,756,738
Total deposits	16,939,937	17,693,158
Other borrowings	786,571	8,724
Securities sold under repurchase agreements	310,038	315,523
Junior subordinated debentures	-	167,531
Accrued interest payable	2,002	3,190
Other liabilities	117,449	74,781
Total liabilities	18,155,997	18,262,907

COMMITMENTS AND CONTINGENCIES	-	-
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 20,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $1 par value; 200,000,000 shares authorized; 70,077,578 and 69,816,653 shares issued at September 30, 2015 and December 31, 2014, respectively; 70,040,490 and 69,779,565 shares outstanding at September 30, 2015 and December 31, 2014, respectively	70,078	69,817
Capital surplus	2,033,737	2,025,235
Retained earnings	1,305,569	1,146,652
Accumulated other comprehensive income—net unrealized gain on available for sale securities, net of tax of $1,326 and $2,008, respectively	2,462	3,729
Less treasury stock, at cost, 37,088 shares	(607)	(607)
Total shareholders’ equity	3,411,239	3,244,826
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$21,567,236	$21,507,733

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$116,911	$140,521	$361,193	$386,320
Securities	48,610	46,910	145,702	141,636
Federal funds sold	22	35	234	261
Total interest income	165,543	187,466	507,129	528,217

INTEREST EXPENSE:
Deposits	8,753	10,240	27,499	30,545
Other borrowings	473	225	967	572
Securities sold under repurchase agreements	209	245	620	736
Junior subordinated debentures	-	1,099	791	2,961
Total interest expense	9,435	11,809	29,877	34,814

NET INTEREST INCOME	156,108	175,657	477,252	493,403
PROVISION FOR CREDIT LOSSES	5,310	5,000	7,060	11,925
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	150,798	170,657	470,192	481,478

NONINTEREST INCOME:
Nonsufficient funds (NSF) fees	9,082	9,734	25,310	27,703
Credit card, debit card and ATM card income	5,955	5,921	17,596	17,103
Service charges on deposit accounts	4,438	4,255	12,806	12,189
Trust income	1,986	2,099	6,042	5,943
Mortgage income	1,770	1,414	4,431	3,215
Brokerage income	1,596	1,743	4,546	4,413
Net gain on sale of assets	173	23	1,822	4,634
Other	6,780	5,002	17,945	16,252
Total noninterest income	31,780	30,191	90,498	91,452

NONINTEREST EXPENSE:
Salaries and employee benefits	46,587	52,179	144,372	149,713
Net occupancy and equipment	6,088	6,801	17,864	18,136
Credit and debit card, data processing and software amortization	3,924	4,044	11,786	11,237
Regulatory assessments and FDIC insurance	3,366	4,051	11,973	10,663
Core deposit intangibles amortization	2,356	2,598	7,235	7,273
Depreciation	3,313	3,516	9,649	10,239
Communications	2,663	2,960	8,307	8,616
Other real estate expense	123	72	384	656
Other	8,010	9,319	24,057	27,393
Total noninterest expense	76,430	85,540	235,627	243,926

INCOME BEFORE INCOME TAXES	106,148	115,308	325,063	329,004
PROVISION FOR INCOME TAXES	35,550	38,738	108,892	109,791
NET INCOME	$70,598	$76,570	$216,171	$219,213

EARNINGS PER SHARE:
Basic	$1.01	$1.10	$3.09	$3.20
Diluted	$1.01	$1.10	$3.09	$3.19

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Dollars in thousands)

Net income	$70,598	$76,570	$216,171	$219,213
Other comprehensive loss, before tax:
Securities available for sale:
Change in unrealized gain during period	(867)	(951)	(1,949)	(1,757)
Total other comprehensive loss	(867)	(951)	(1,949)	(1,757)
Deferred tax benefit related to other comprehensive loss	303	333	682	615
Other comprehensive loss, net of tax	(564)	(618)	(1,267)	(1,142)
Comprehensive income	$70,034	$75,952	$214,904	$218,071

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

					Accumulated
					Other		Total
	Common Stock		Capital	Retained	Comprehensive	Treasury	Shareholders’
	Shares	Amount	Surplus	Earnings	Income	Stock	Equity
	(In thousands, except share and per share data)
BALANCE AT DECEMBER 31, 2013	66,085,179	$66,085	$1,798,862	$917,595	$4,883	$(607)	$2,786,818
Net income				219,213			219,213
Other comprehensive loss					(1,142)		(1,142)
Common stock issued in connection with the exercise of stock options and restricted stock awards	410,134	410	2,925				3,335
Common stock issued in connection with the acquisition of F&M Bancorporation Inc.	3,298,022	3,298	214,866				218,164
Stock based compensation expense			5,933				5,933
Cash dividends declared, $0.7200 per share				(49,371)			(49,371)
BALANCE AT SEPTEMBER 30, 2014	69,793,335	$69,793	$2,022,586	$1,087,437	$3,741	$(607)	$3,182,950

BALANCE AT DECEMBER 31, 2014	69,816,653	$69,817	$2,025,235	$1,146,652	$3,729	$(607)	$3,244,826
Net income				216,171			216,171
Other comprehensive loss					(1,267)		(1,267)
Common stock issued in connection with the exercise of stock options and restricted stock awards	260,925	261	(38)				223
Stock based compensation expense			8,540				8,540
Cash dividends declared, $0.8175 per share				(57,254)			(57,254)
BALANCE AT SEPTEMBER 30, 2015	70,077,578	$70,078	$2,033,737	$1,305,569	$2,462	$(607)	$3,411,239

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2015	2014
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$216,171	$219,213
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and core deposit intangibles amortization	16,884	17,512
Provision for credit losses	7,060	11,925
Net amortization of premium on investments	44,456	38,647
Gain on sale of other real estate	(86)	(1,315)
Gain on sale of assets	(1,822)	(4,634)
Net accretion of discount on loans	(44,283)	(67,285)
Net accretion of discount on deposits	(860)	(113)
Gain on sale of loans	(4,267)	(3,096)
Proceeds from sale of loans held for sale	185,319	140,611
Originations of loans held for sale	(185,014)	(143,829)
Stock based compensation expense	8,540	5,933
Increase in accrued interest receivable and other assets	(1,388)	(11,110)
Increase in accrued interest payable and other liabilities	38,413	77,571
Net cash provided by operating activities	279,123	280,030

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of held to maturity securities	1,261,788	3,521,830
Purchase of held to maturity securities	(1,825,802)	(4,152,203)
Proceeds from maturities and principal paydowns of available for sale securities	4,642,623	3,140,424
Purchase of available for sale securities	(4,609,999)	(3,099,998)
Net decrease in loans held for investment	78,211	75,213
Purchase of bank premises and equipment	(7,959)	(8,864)
Proceeds from sale of bank premises, equipment and other real estate	9,948	22,239
Net cash and cash equivalents acquired in the purchase of F&M Bancorporation Inc.	—	487,599
Net cash used in investing activities	(451,190)	(13,760)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	156,755	208,924
Net decrease in interest-bearing deposits	(909,116)	(752,091)
Net proceeds from other short-term borrowings	780,000	280,000
Repayments of other long-term borrowings	(2,153)	(717)
Net decrease in securities sold under repurchase agreements	(5,485)	(6,304)
Redemption of junior subordinated debentures	(167,531)	-
Proceeds from stock option exercises	223	3,335
Payments of cash dividends	(57,254)	(49,371)
Net cash used in financing activities	(204,561)	(316,224)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(376,628)	(49,954)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	677,854	381,390
CASH AND CASH EQUIVALENTS, END OF PERIOD	$301,226	$331,436

NONCASH ACTIVITIES:
Stock issued in connection with the F&M Bancorporation Inc. acquisition	$-	$218,164
Acquisition of real estate through foreclosure of collateral	2,079	5,900

SUPPLEMENTAL INFORMATION:
Income taxes paid	$73,274	$77,995
Interest paid	35,069	34,719

See notes to interim consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

1. BASIS OF PRESENTATION

The interim consolidated financial statements include the accounts of Prosperity Bancshares, Inc.® (“Bancshares”) and its wholly-owned subsidiary, Prosperity Bank® (the “Bank”, collectively referred to as the “Company”). All intercompany transactions and balances have been eliminated.

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Operating results for the nine-month period ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any other period.

2. INCOME PER COMMON SHARE

Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares. The following table illustrates the computation of basic and diluted earnings per share:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
		Per Share		Per Share		Per Share		Per Share
	Amount	Amount	Amount	Amount	Amount	Amount	Amount	Amount
	(Amounts in thousands, except per share data)
Net income	$70,598		$76,570		$216,171		$219,213
Basic:
Weighted average shares outstanding	70,041	$1.01	69,751	$1.10	70,037	$3.09	68,548	$3.20

Diluted:
Add incremental shares for:
Effect of dilutive securities - options	12		40		17		66
Total	70,053	$1.01	69,791	$1.10	70,054	$3.09	68,614	$3.19

      There were no stock options exercisable during the three and nine months ended September 30, 2015 or 2014 that would have had an anti-dilutive effect on the above computation.

3. NEW ACCOUNTING STANDARDS

Accounting Standards Updates (“ASU”)

ASU 2015-16, “Business Combinations (Topic 805) – Simplifying the Accounting for Measurement-Period Adjustments.” ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer must record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Additionally, the entity is required to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for the Company beginning January 1, 2016, though early adoption is permitted. ASU 2015-16 is not expected to have a significant impact on the Company’s financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

4. SECURITIES

The amortized cost and fair value of investment securities were as follows:

	September 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$5,939	$40	$-	$5,979
Collateralized mortgage obligations	27,721	78	(11)	27,788
Mortgage-backed securities	60,818	3,564	(16)	64,366
Other securities	12,588	181	(47)	12,722
Total	$107,066	$3,863	$(74)	$110,855

Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$50,982	$1,259	$-	$52,241
States and political subdivisions	366,076	6,571	(854)	371,793
Collateralized mortgage obligations	4,093	32	(2)	4,123
Mortgage-backed securities	8,998,755	116,314	(48,562)	9,066,507
Total	$9,419,906	$124,176	$(49,418)	$9,494,664

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$14,402	$183	$-	$14,585
Collateralized mortgage obligations	33,519	91	(37)	33,573
Mortgage-backed securities	79,153	5,344	(14)	84,483
Other securities	12,588	201	(31)	12,758
Total	$139,662	$5,819	$(82)	$145,399

Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$52,353	$360	$(74)	$52,639
States and political subdivisions	404,356	6,147	(1,422)	409,081
Collateralized mortgage obligations	19,585	215	(8)	19,792
Mortgage-backed securities	8,424,083	96,650	(53,553)	8,467,180
Total	$8,900,377	$103,372	$(55,057)	$8,948,692

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

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

As of September 30, 2015, management does not have the intent to sell any of its investment securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of September 30, 2015, management believes any impairment in the Company’s securities is temporary and no impairment loss has been realized in the Company’s consolidated statements of income.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

Securities with unrealized losses, segregated by length of time, that have been in a continuous loss position were as follows:

	September 30, 2015
	Less than 12 Months		More than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$308	$(4)	$4,937	$(7)	$5,245	$(11)
Mortgage-backed securities	982	(4)	2,586	(12)	3,568	(16)
Other securities	-	-	1,689	(47)	1,689	(47)
Total	$1,290	$(8)	$9,212	$(66)	$10,502	$(74)

Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$500	$-	$-	$-	$500	$-
States and political subdivisions	14,440	(102)	45,514	(752)	59,954	(854)
Collateralized mortgage obligations	-	-	109	(2)	109	(2)
Mortgage-backed securities	1,702,410	(14,624)	1,731,754	(33,938)	3,434,164	(48,562)
Total	$1,717,350	$(14,726)	$1,777,377	$(34,692)	$3,494,727	$(49,418)

	December 31, 2014
	Less than 12 Months		More than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$6,675	$(36)	$45	$(1)	$6,720	$(37)
Mortgage-backed securities	358	-	2,837	(14)	3,195	(14)
Other securities	1,706	(31)	-	-	1,706	(31)
Total	$8,739	$(67)	$2,882	$(15)	$11,621	$(82)

Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$17,098	$(74)	$-	$-	$17,098	$(74)
States and political subdivisions	45,680	(425)	44,760	(997)	90,440	(1,422)
Collateralized mortgage obligations	670	(5)	322	(3)	992	(8)
Mortgage-backed securities	1,149,380	(2,600)	2,349,143	(50,953)	3,498,523	(53,553)
Total	$1,212,828	$(3,104)	$2,394,225	$(51,953)	$3,607,053	$(55,057)

At September 30, 2015 and December 31, 2014, there were 472 securities and 501 securities, respectively, in an unrealized loss position for more than 12 months.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

The amortized cost and fair value of investment securities at September 30, 2015, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)
Due in one year or less	$34,896	$34,984	$12,588	$12,722
Due after one year through five years	179,932	182,259	3,289	3,308
Due after five years through ten years	150,563	154,621	2,650	2,671
Due after ten years	51,667	52,170	-	-
Subtotal	417,058	424,034	18,527	18,701
Mortgage-backed securities and collateralized mortgage obligations	9,002,848	9,070,630	88,539	92,154
Total	$9,419,906	$9,494,664	$107,066	$110,855

The Company recorded no gain or loss on sale of securities for the three and nine months ended September 30, 2015 and 2014. As of September 30, 2015, the Company did not own any non-agency collateralized mortgage obligations.

At September 30, 2015 and December 31, 2014, the Company did not own securities of any one issuer (other than the U.S. government and its agencies) for which aggregate adjusted cost exceeded 10% of the consolidated shareholders’ equity at such respective dates.

Securities with an amortized cost of $5.02 billion and $5.08 billion and a fair value of $5.06 billion and $5.10 billion at September 30, 2015 and December 31, 2014, respectively, were pledged to collateralize public deposits and for other purposes required or permitted by law.

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The loan portfolio consists of various types of loans made principally to borrowers located within the states of Texas and Oklahoma and is categorized by major type as follows:

	September 30,	December 31,
	2015	2014
	(Dollars in thousands)
Residential mortgage loans held for sale	$12,564	$8,602

Commercial and industrial	1,648,832	1,806,267
Real estate:
Construction, land development and other land loans	1,072,985	1,026,475
1-4 family residential (including home equity)	2,584,021	2,513,579
Commercial real estate (including multi-family residential)	2,992,726	3,030,340
Farmland	420,366	361,943
Agriculture	198,197	189,703
Consumer and other	275,297	307,274
Total loans held for investment	9,192,424	9,235,581
Total	$9,204,988	$9,244,183

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

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

(ii) Commercial Real Estate. The Company makes commercial real estate loans collateralized by owner-occupied and nonowner-occupied real estate to finance the purchase of real estate. The Company’s commercial real estate loans are collateralized by first liens on real estate, typically have variable interest rates (or five year or less fixed rates) and amortize over a 15- to 20-year period. Payments on loans secured by nonowner-occupied properties are often dependent on the successful operation or management of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than other types of loans. The Company seeks to minimize these risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition in connection with underwriting these loans. The underwriting analysis also includes credit verification, analysis of global cash flow, appraisals and a review of the financial condition of the borrower. At September 30, 2015, approximately 47.8% of the outstanding principal balance of the Company’s commercial real estate loans were secured by owner-occupied properties.

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

SEPTEMBER 30, 2015

(UNAUDITED)

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

Concentrations of Credit. Most of the Company’s lending activity occurs within the states of Texas and Oklahoma. The majority of the Company’s loan portfolio consists of commercial real estate, 1-4 family residential loans, and commercial and industrial loans. As of September 30, 2015 and December 31, 2014, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

Foreign Loans. The Company has U.S. dollar-denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments was not significant at September 30, 2015 or December 31, 2014.

Related Party Loans. As of September 30, 2015 and December 31, 2014, loans outstanding to directors, officers and their affiliates totaled $4.3 million and $4.9 million, respectively. All transactions entered into between the Company and such related parties are done in the ordinary course of business and made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related party loans is as follows:

	September 30,	December 31,
	2015	2014
	(Dollars in thousands)
Beginning balance on January 1	$4,940	$6,187
New loans	206	4,913
Repayments and reclassified related loans	(853)	(6,160)
Ending balance	$4,293	$4,940

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

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

An aging analysis of past due loans, segregated by category of loan, is presented below:

	September 30, 2015
	Loans Past Due and Still Accruing
		90 or More	Total Past	Nonaccrual	Current	Total
	30-89 Days	Days	Due Loans	Loans	Loans	Loans
	(Dollars in thousands)

Construction, land development and other land loans other land loans	$387	$-	$387	$215	$1,072,383	$1,072,985
Agriculture and agriculture real estate (includes farmland)	2,606	-	2,606	376	615,581	618,563
1-4 family (includes home equity) (1)	3,578	-	3,578	2,447	2,590,560	2,596,585
Commercial real estate (includes multi-family residential)	5,821	21	5,842	15,799	2,971,085	2,992,726
Commercial and industrial	9,237	240	9,477	25,828	1,613,527	1,648,832
Consumer and other	306	-	306	270	274,721	275,297
Total	$21,935	$261	$22,196	$44,935	$9,137,857	$9,204,988

	December 31, 2014
	Loans Past Due and Still Accruing
		90 or More	Total Past	Nonaccrual	Current	Total
	30-89 Days	Days	Due Loans	Loans	Loans	Loans
	(Dollars in thousands)
Construction, land development and other land loans	$7,667	$-	$7,667	$526	$1,018,282	$1,026,475
Agriculture and agriculture real estate (includes farmland)	2,995	377	3,372	96	548,178	551,646
1-4 family (includes home equity) (1)	2,261	82	2,343	3,570	2,516,268	2,522,181
Commercial real estate (includes multi-family residential)	12,679	65	12,744	6,340	3,011,256	3,030,340
Commercial and industrial	18,305	869	19,174	20,537	1,766,556	1,806,267
Consumer and other	612	800	1,412	353	305,509	307,274
Total	$44,519	$2,193	$46,712	$31,422	$9,166,049	$9,244,183

(1)	Includes $12.6 million and $8.6 million of residential mortgage loans held for sale at September 30, 2015 and December 31, 2014, respectively.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

The following table presents information regarding nonperforming assets as of the dates indicated:

	September 30,	December 31,
	2015	2014
	(Dollars in thousands)

Nonaccrual loans (1)	$44,935	$31,422
Accruing loans 90 or more days past due	261	2,193
Total nonperforming loans	45,196	33,615
Repossessed assets	161	67
Other real estate	3,271	3,237
Total nonperforming assets	$48,628	$36,919

Nonperforming assets to total loans and other real estate	0.53%	0.40%

(1)	Includes troubled debt restructurings of $607 thousand and $911 thousand as of September 30, 2015 and December 31, 2014, respectively.

The Company had $48.6 million in nonperforming assets at September 30, 2015 compared with $36.9 million at December 31, 2014, of which $25.8 million and $30.7 million, respectively, were originated by acquired banks. This increase was primarily due to one commercial real estate participation loan for $11.9 million that was initiated by an acquired bank and moved to nonaccrual during the third quarter of 2015. Nonperforming assets were 0.53% of total loans and other real estate at September 30, 2015 compared with 0.40% of total loans and other real estate at December 31, 2014. These low nonperforming assets to total loans and other real estate ratios are reflective of the Company’s conservative lending approach.

If interest on nonaccrual loans had been accrued under the original loan terms, approximately $2.8 million and $1.4 million would have been recorded as income for the nine months ended September 30, 2015 and 2014, respectively.

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

PCI Loans. The carrying amount of PCI loans included in the consolidated balance sheet and the related outstanding balance as of the dates indicated are presented in the table below. The outstanding balance represents the total amount owed as of September 30, 2015 and December 31, 2014, including accrued but unpaid interest.

	September 30,	December 31,
	2015	2014
	(Dollars in thousands)
PCI loans:
Outstanding balance	$83,272	$129,412
Less: discount	41,814	72,270
Recorded investment	$41,458	$57,142

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

Changes in the accretable yield for acquired PCI loans as of the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$6,351	$14,689	$9,867	$9,855
Additions	-	-	-	7,158
Reclassifications from nonaccretable	3,940	7,168	12,572	13,203
Accretion	(3,974)	(9,336)	(16,122)	(17,695)
Balance at September 30	$6,317	$12,521	$6,317	$12,521

Income recognition on PCI loans is subject to the Company’s ability to reasonably estimate both the timing and amount of future cash flows. PCI loans for which the Company is accruing interest income are not considered non-performing or impaired. The non-accretable difference represents contractual principal and interest the Company does not expect to collect.

Non-PCI Loans. The carrying amount of Non-PCI loans included in the consolidated balance sheet and the related outstanding balance as of the dates indicated are presented in the table below. The outstanding balance represents the total amount owed as of September 30, 2015 and December 31, 2014, including accrued but unpaid interest.

	September 30,	December 31,
	2015	2014
	(Dollars in thousands)
Non-PCI loans:
Outstanding balance	$1,560,730	$2,186,111
Less: discount	60,819	89,105
Recorded investment	$1,499,911	$2,097,006

Changes in the discount accretion for Non-PCI loans for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$67,895	$123,327	$89,105	$87,798
Additions	-	-	-	66,059
Accretion charge-offs	(16)	(9)	(125)	(71)
Accretion	(7,060)	(19,122)	(28,161)	(49,590)
Balance at September 30	$60,819	$104,196	$60,819	$104,196

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

SEPTEMBER 30, 2015

(UNAUDITED)

Impaired loans are set forth in the following tables. No interest income was recognized on impaired loans subsequent to their classification as impaired. The average recorded investment presented in the tables below is reported on a year-to-date basis.

	September 30, 2015
		Unpaid
		Contractual Principal		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
	(Dollars in thousands)
With no related allowance recorded:
Construction, land development and other land loans	$241	$550	$-	$245
Agriculture and agriculture real estate (includes farmland)	38	41	-	19
1-4 family (includes home equity)	1,626	1,779	-	1,668
Commercial real estate (includes multi-family residential)	15,081	15,170	-	10,087
Commercial and industrial	3,547	3,821	-	6,516
Consumer and other	78	153	-	4,111
Total	20,611	21,514	-	22,646

With an allowance recorded:
Construction, land development and other land loans	8	12	2	142
Agriculture and agriculture real estate (includes farmland)	310	318	123	178
1-4 family (includes home equity)	282	301	111	854
Commercial real estate (includes multi-family residential)	542	2,137	292	302
Commercial and industrial	16,933	21,671	6,550	9,694
Consumer and other	186	220	43	210
Total	18,261	24,659	7,121	11,380

Total:
Construction, land development and other land loans	249	562	2	387
Agriculture and agriculture real estate (includes farmland)	348	359	123	197
1-4 family (includes home equity)	1,908	2,080	111	2,522
Commercial real estate (includes multi-family residential)	15,623	17,307	292	10,389
Commercial and industrial	20,480	25,492	6,550	16,210
Consumer and other	264	373	43	4,321
	$38,872	$46,173	$7,121	$34,026

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

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

SEPTEMBER 30, 2015

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

 Grade 5 – Credits in this category constitute an undue and unwarranted credit risk; however, the factors do not rise to a level of substandard. These credits have potential weaknesses and/or declining trends that, if not corrected, could expose the Bank to risk at a future date. These loans are monitored on the Bank’s internally-generated watch list and evaluated on a quarterly basis.

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

The following table presents risk grades and PCI loans by category of loan at September 30, 2015. Impaired loans include loans in risk grades 7, 8 and 9, as well as any PCI loan that has a specific reserve allocated to it.

	Construction, Land Development and Other Land	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity) (1)	Commercial Real Estate (includes Multi-Family Residential)	Commercia land Industrial	Consumer and Other	Total
	(Dollars in thousands)
Grade 1	$41	$13,264	$-	$1,231	$57,621	$44,550	$116,707
Grade 2	17,757	5,802	27,812	27,757	24,916	34,297	138,341
Grade 3	1,034,170	543,734	2,509,373	2,749,352	1,323,437	186,126	8,346,192
Grade 4	15,598	47,903	41,459	137,641	115,925	2,861	361,387
Grade 5	2,837	3,514	3,161	16,278	62,971	7,168	95,929
Grade 6	1,290	3,522	7,256	26,806	27,621	31	66,526
Grade 7	249	348	1,848	15,623	16,266	264	34,598
Grade 8	-	-	60	-	3,790	-	3,850
Grade 9	-	-	-	-	-	-	-
PCI Loans (2)	1,043	476	5,616	18,038	16,285	-	41,458
Total	$1,072,985	$618,563	$2,596,585	$2,992,726	$1,648,832	$275,297	$9,204,988

(1)	Includes $12.6 million of residential mortgage loans held for sale at September 30, 2015.
(2)	Of the total PCI loans, $19.4 million were classified as substandard at September 30, 2015 which includes $424 thousand with specific reserves allocated to them.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

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

Allowance for Credit Losses. The allowance for credit losses is a valuation established through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses which it believes is adequate for estimated losses in the Company’s loan portfolio. The amount of the allowance for credit losses is affected by the following: (1) charge offs of loans that occur when loans are deemed uncollectible and decrease the allowance, (2) recoveries on loans previously charged off that increase the allowance and (3) provisions for credit losses charged to earnings that increase the allowance. Based on an evaluation of the loan portfolio and consideration of the factors listed below, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions or the borrower’s performance differ from the assumptions used in making the initial determinations.

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

SEPTEMBER 30, 2015

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

At September 30, 2015, the allowance for credit losses totaled $81.0 million or 0.88% of total loans, including acquired loans with discounts. At December 31, 2014, the allowance for credit losses totaled $80.8 million or 0.87% of total loans, including acquired loans with discounts.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

The following table details activity in the allowance for credit losses by category of loan for the three and nine months ended September 30, 2015 and 2014. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

		Agriculture
	Construction,	and		Commercial
	Land	Agriculture	1-4 Family	Real Estate
	Development	Real Estate	(includes	(includes	Commercial
	and Other	(includes	Home	Multi-Family	and	Consumer
	Land Loans	Farmland)	Equity)	Residential)	Industrial	and Other	Total
	(Dollars in thousands)
Allowance for credit losses:
Three Months Ended
Balance June 30, 2015	$16,909	$3,771	$16,593	$13,002	$29,205	$1,492	$80,972
Provision for credit losses	(1,506)	(79)	(1,386)	(742)	8,507	516	5,310

Charge-offs	(215)	(3)	(120)	(54)	(4,865)	(933)	(6,190)
Recoveries	42	43	10	1	439	376	911
Net charge-offs	(173)	40	(110)	(53)	(4,426)	(557)	(5,279)

Balance September 30, 2015	$15,230	$3,732	$15,097	$12,207	$33,286	$1,451	$81,003

Nine Months Ended
Balance January 1, 2015	$15,825	$3,722	$16,377	$12,744	$30,002	$2,092	$80,762
Provision for credit losses	(279)	(173)	(1,072)	(337)	8,186	735	7,060

Charge-offs	(366)	(3)	(249)	(233)	(5,691)	(2,406)	(8,948)
Recoveries	50	186	41	33	789	1,030	2,129
Net charge-offs	(316)	183	(208)	(200)	(4,902)	(1,376)	(6,819)

Balance September 30, 2015	$15,230	$3,732	$15,097	$12,207	$33,286	$1,451	$81,003

Allowance for credit losses:
Three Months Ended
Balance June 30, 2014	$14,993	$1,448	$18,905	$23,679	$10,957	$3,284	$73,266
Provision for credit losses	1,063	(25)	854	1,096	269	1,743	5,000

Charge-offs	-	(12)	(128)	-	(188)	(2,112)	(2,440)
Recoveries	28	65	58	6	171	1,459	1,787
Net charge-offs	28	53	(70)	6	(17)	(653)	(653)

Balance September 30, 2014	$16,084	$1,476	$19,689	$24,781	$11,209	$4,374	$77,613

Nine Months Ended
Balance January 1, 2014	$14,353	$1,229	$17,046	$24,835	$8,167	$1,652	$67,282
Provision for credit losses	1,801	(730)	3,250	4	3,076	4,524	11,925

Charge-offs	(155)	(27)	(790)	(127)	(390)	(4,037)	(5,526)
Recoveries	85	1,004	183	69	356	2,235	3,932
Net charge-offs	(70)	977	(607)	(58)	(34)	(1,802)	(1,594)

Balance September 30, 2014	$16,084	$1,476	$19,689	$24,781	$11,209	$4,374	$77,613

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

The following table details the amount of the allowance for credit losses allocated to each category of loan as of September 30, 2015, December 31, 2014 and September 30, 2014, detailed on the basis of the impairment methodology used by the Company.

		Agriculture
	Construction,	and		Commercial
	Land	Agriculture	1-4 Family	Real Estate
	Development	Real Estate	(includes	(includes	Commercial
	and Other	(includes	Home	Multi-Family	and	Consumer
	Land Loans	Farmland)	Equity)	Residential)	Industrial	and Other	Total
	(Dollars in thousands)
Allowance for credit losses related to:
September 30, 2015
Individually evaluated for impairment	$2	$123	$111	$292	$6,550	$43	$7,121
Collectively evaluated for impairment	15,228	3,609	14,986	11,915	26,474	1,408	73,620
PCI loans	-	-	-	-	262	-	262
Total allowance for credit losses	$15,230	$3,732	$15,097	$12,207	$33,286	$1,451	$81,003

December 31, 2014
Individually evaluated for impairment	$225	$24	$418	$24	$1,597	$205	$2,493
Collectively evaluated for impairment	15,600	3,698	15,959	12,720	28,405	1,887	78,269
PCI loans	-	-	-	-	-	-	-
Total allowance for credit losses	$15,825	$3,722	$16,377	$12,744	$30,002	$2,092	$80,762

September 30, 2014
Individually evaluated for impairment	$-	$28	$168	$267	$3,850	$166	$4,479
Collectively evaluated for impairment	16,084	1,448	19,081	24,514	7,359	4,208	72,694
PCI loans	-	-	440	-	-	-	440
Total allowance for credit losses	$16,084	$1,476	$19,689	$24,781	$11,209	$4,374	$77,613

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

The following table details the recorded investment in loans as of September 30, 2015, December 31, 2014 and September 30, 2014, excluding $12.6 million, $8.6 million and $8.5 million, respectively, of residential mortgage loans held for sale, related to each balance in the allowance for credit losses by category of loan.

		Agriculture
	Construction,	and		Commercial
	Land	Agriculture	1-4 Family	Real Estate
	Development	Real Estate	(includes	(includes	Commercial
	and Other	(includes	Home	Multi-Family	and	Consumer
	Land Loans	Farmland)	Equity)	Residential)	Industrial	and Other	Total
	(Dollars in thousands)
Recorded investment in loans:
September 30, 2015
Individually evaluated for impairment	$249	$348	$1,908	$15,623	$20,480	$264	$38,872
Collectively evaluated for impairment	1,071,693	617,739	2,576,497	2,959,065	1,612,067	275,033	9,112,094
PCI loans	1,043	476	5,616	18,038	16,285	-	41,458
Total loans evaluated for impairment	$1,072,985	$618,563	$2,584,021	$2,992,726	$1,648,832	$275,297	$9,192,424

December 31, 2014
Individually evaluated for impairment	$526	$46	$3,136	$5,155	$11,939	$8,378	$29,180
Collectively evaluated for impairment	1,024,807	551,093	2,504,517	3,001,718	1,768,228	298,896	9,149,259
PCI loans	1,142	507	5,926	23,467	26,100	-	57,142
Total loans evaluated for impairment	$1,026,475	$551,646	$2,513,579	$3,030,340	$1,806,267	$307,274	$9,235,581

September 30, 2014
Individually evaluated for impairment	$469	$50	$1,689	$1,734	$13,302	$9,017	$26,261
Collectively evaluated for impairment	1,037,907	534,054	2,462,225	3,059,845	2,017,536	151,229	9,262,796
PCI loans	2,924	568	7,553	29,511	30,751	-	71,307
Total loans evaluated for impairment	$1,041,300	$534,672	$2,471,467	$3,091,090	$2,061,589	$160,246	$9,360,364

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

Troubled Debt Restructurings. The restructuring of a loan is considered a “troubled debt restructuring” if both (1) the borrower is experiencing financial difficulties and (2) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. Per ASU No. 2011-02, “Receivables (Topic 310)-A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring,” the Company reassesses all loan modifications to identify whether the restructuring constitutes a troubled debt restructuring. The following table presents information regarding the recorded investment of loans modified in a troubled debt restructuring during the nine months ended September 30, 2015 and 2014:

	Nine Months Ended
	September 30,
	2015			2014
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Loans	Investment	Investment	Loans	Investment	Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Construction, land development and other land loans	1	$390	$307	-	$-	$-
Agriculture and agriculture real estate (includes farmland)	-	-	-	-	-	-
1-4 Family (includes home equity)	-	-	-	-	-	-
Commercial real estate (includes multi-family residential)	-	-	-	1	35	35
Commercial and industrial	-	-	-	1	16	15
Consumer and other	1	10	9	-	-	-
Total	2	$400	$316	2	$51	$50

As of September 30, 2015, there have been no defaults on any loans that were modified as troubled debt restructurings during the preceding nine months. Default is determined at 90 or more days past due. The modifications primarily related to extending the amortization periods of the loans, which includes loans modified during bankruptcy. The Company did not grant principal reductions on any restructured loans. At September 30, 2015 and 2014, the Company had $607 thousand and $1.2 million, respectively, in outstanding troubled debt restructurings. For the nine months ended September 30, 2015, the Company added two loans totaling $400 thousand as new troubled debt restructurings, of which $316 thousand was still outstanding at September 30, 2015. These modifications did not have a material impact on the Company’s determination of the allowance for credit losses.

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

SEPTEMBER 30, 2015

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

The following tables present fair values for assets and liabilities measured at fair value on a recurring basis:

	As of September 30, 2015
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Available for sale securities:
States and political subdivisions	$-	$5,979	$-	$5,979
Collateralized mortgage obligations	-	27,788	-	27,788
Mortgage-backed securities	-	64,366	-	64,366
Other securities	12,722	-	-	12,722
Total	$12,722	$98,133	$-	$110,855

Non-hedging interest rate swap	$-	$468	$-	$468

Liabilities:
Non-hedging interest rate swap	$-	$(468)	$-	$(468)

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Available for sale securities:
States and political subdivisions	$-	$14,585	$-	$14,585
Collateralized mortgage obligations	-	33,573	-	33,573
Mortgage-backed securities	-	84,483	-	84,483
Other securities	12,758	-	-	12,758
Total	$12,758	$132,641	$-	$145,399

Non-hedging interest rate swap	$-	$303	$-	$303

Liabilities:
Non-hedging interest rate swap	$-	$(303)	$-	$(303)

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). These instruments include other real estate owned, held to maturity debt securities, loans held for sale, and impaired loans. For the three and nine months ended September 30, 2015, the Company had additions to other real estate owned of $913 thousand and $2.1 million, respectively, of which $785 thousand and $1.2 million, respectively, were outstanding as of September 30, 2015. For the three and nine months ended September 30, 2015, the Company had additions to impaired loans of $23.3 million and $31.3 million, respectively, of which $23.3 million and $25.7 million, respectively, were still outstanding as of September 30, 2015. The remaining assets and liabilities measured at fair value on a nonrecurring basis that were recorded in 2015 and remained outstanding at September 30, 2015 were not significant.

The following table presents carrying and fair value information of financial instruments as of the dates indicated:

	As of September 30, 2015
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Assets	(Dollars in thousands)
Cash and due from banks	$300,230	$300,230	$-	$-	$300,230
Federal funds sold	996	996	-	-	996
Held to maturity securities	9,419,906	-	9,494,664	-	9,494,664
Loans held for sale	12,564	-	12,564	-	12,564
Loans held for investment, net of allowance	9,111,421	-	-	9,137,064	9,137,064
Other real estate owned	3,271	-	3,271	-	3,271

Liabilities
Deposits:
Noninterest-bearing	$5,093,175	$-	$5,093,175	$-	$5,093,175
Interest-bearing	11,846,762	-	11,854,392	-	11,854,392
Other borrowings	786,571	-	787,361	-	787,361
Securities sold under repurchase agreements	310,038	-	310,053	-	310,053
Junior subordinated debentures	-	-	-	-	-

	As of December 31, 2014
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Assets	(Dollars in thousands)
Cash and due from banks	$677,285	$677,285	$-	$-	$677,285
Federal funds sold	569	569	-	-	569
Held to maturity securities	8,900,377	-	8,948,692	-	8,948,692
Loans held for sale	8,602	-	8,602	-	8,602
Loans held for investment, net of allowance	9,154,819	-	-	9,192,231	9,192,231
Other real estate owned	3,237	-	3,237	-	3,237

Liabilities
Deposits:
Noninterest-bearing	$4,936,420	$-	$4,936,420	$-	$4,936,420
Interest-bearing	12,756,738	-	12,767,961	-	12,767,961
Other borrowings	8,724	-	10,000	-	10,000
Securities sold under repurchase agreements	315,523	-	315,543	-	315,543
Junior subordinated debentures	167,531	-	159,740	-	159,740

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

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

Loans held for investment— The Company does not record loans at fair value on a recurring basis. As such, valuation techniques discussed herein for loans are primarily for estimating fair value disclosures. However, from time to time, the Company records nonrecurring fair value adjustments to impaired loans to reflect (1) partial write downs that are based on the observable market price or current appraised value of the collateral, or (2) the full charge off of the loan carrying value. Where appraisals are not available, estimated cash flows are discounted using a rate commensurate with the credit risk associated with those cash flows. Assumptions regarding credit risk, cash flows and discount rates are judgmentally determined using available market information and specific borrower information.

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

SEPTEMBER 30, 2015

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

The fair value estimates presented herein are based on pertinent information available to management at September 30, 2015. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

7. GOODWILL AND CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles (“CDI”) for the nine months ended September 30, 2015 and the year ended December 31, 2014 were as follows:

		Core Deposit
	Goodwill	Intangibles
	(Dollars in thousands)
Balance as of December 31, 2013	$1,671,520	$42,049
Less:
Amortization	-	(9,940)
Add:
Measurement period adjustments	4,426	(302)
Acquisition of F&M Bancorporation Inc.	198,245	27,140
Balance as of December 31, 2014	1,874,191	58,947
Less:
Amortization	-	(7,235)
Add:
Measurement period adjustments	7,764	-
Balance as of September 30, 2015	$1,881,955	$51,712

Goodwill is recorded on the acquisition date of each entity. The Company may record subsequent adjustments to goodwill for amounts undeterminable at acquisition date, such as deferred taxes and real estate valuations, and therefore the goodwill amounts may change accordingly. The Company initially records the total premium paid on acquisitions as goodwill. After finalizing the valuation, core deposit intangibles are identified and reclassified from goodwill to core deposit intangibles on the balance sheet. This reclassification has no effect on total assets, liabilities, shareholders’ equity, net income or cash flows. Management performs an evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill and other intangibles has occurred. If any such impairment is determined, a write-down is recorded. As of September 30, 2015, there were no impairments recorded on goodwill and other intangibles.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

The measurement period for the Company to determine the fair value of acquired identifiable assets and assumed liabilities will be at the end of the earlier of (1) twelve months from the date of acquisition or (2) as soon as the Company receives the information it was seeking about facts and circumstances that existed as of the date of acquisition.

Core deposit intangibles are being amortized on a non-pro rata basis over their estimated lives, which the Company believes is between 10 and 15 years. Amortization expense related to intangible assets totaled $2.4 million and $2.6 million for the three months ended September 30, 2015 and 2014, respectively, and $7.2 million and $7.3 million for the nine months ended September 30, 2015 and 2014, respectively. The estimated aggregate future amortization expense for CDI remaining as of September 30, 2015 is as follows (dollars in thousands):

Remaining 2015	$2,295
2016	8,519
2017	6,327
2018	5,400
2019	4,546
Thereafter	24,625
Total	$51,712

8. STOCK-BASED COMPENSATION

At September 30, 2015, the Company had two stock-based employee compensation plans with awards outstanding. One of these plans adopted by the Company has expired and therefore no additional awards may be issued under that plan.

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

During 2012, the Company’s Board of Directors and shareholders adopted the Prosperity Bancshares, Inc. 2012 Stock Incentive Plan (the “2012 Plan”), which authorizes the issuance of up to 1,250,000 shares of common stock upon the exercise of options granted under the 2012 Plan or pursuant to the grant or exercise, as the case may be, of other awards granted under the 2012 Plan, including restricted stock, stock appreciation rights, phantom stock awards and performance awards. A total of 299,743 shares have been granted under the 2012 Plan as of September 30, 2015.

The Company received $155 thousand and $920 thousand from the exercise of stock options for the three month periods ended September 30, 2015 and 2014, respectively, and $223 thousand and $3.3 million during the nine month periods ended September 30, 2015 and 2014, respectively. There was no tax benefit realized from option exercises of the stock-based payment arrangements during the three and nine month periods ended September 30, 2015 and 2014.

As of September 30, 2015, there was $23.0 million of total unrecognized compensation expense related to stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 2.35 years.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

9. CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ITEMS

Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of September 30, 2015 (other than deposit obligations and securities sold under repurchase agreements). The Company’s future cash payments associated with its contractual obligations pursuant to its FHLB borrowings and operating leases as of September 30, 2015 are summarized below. Payments for FHLB borrowings include interest of $1.1 million that will be paid over the future periods. Payments related to leases are based on actual payments specified in underlying contracts.

		More than 1	3 years or
		year but less	more but less	5 years
	1 year or less	than 3 years	than 5 years	or more	Total
	(Dollars in thousands)
Federal Home Loan Bank notes payable	$781,024	$5,325	$756	$595	$787,700
Operating leases	6,260	9,427	6,069	7,701	29,457
Total	$787,284	$14,752	$6,825	$8,296	$817,157

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

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit expiring by periods as of September 30, 2015 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

		More than 1	3 years or
		year but less	more but less	5 years
	1 year or less	than 3 years	than 5 years	or more	Total
	(Dollars in thousands)
Standby letters of credit	$87,029	$8,417	$1,116	$-	$96,562
Commitments to extend credit	1,131,948	320,558	77,684	482,909	2,013,099
Total	$1,218,977	$328,975	$78,800	$482,909	$2,109,661

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

10. OTHER COMPREHENSIVE (LOSS) INCOME

The tax effects allocated to each component of other comprehensive (loss) income were as follows:

	Three Months Ended September 30,
	2015			2014
	Before Tax Amount	Tax Benefit	Net of Tax Amount	Before Tax Amount	Tax Benefit	Net of Tax Amount
	(Dollars in thousands)
Other comprehensive loss:
Securities available for sale:
Change in unrealized gain during period	$(867)	$303	$(564)	$(951)	$333	$(618)
Total securities available for sale	(867)	303	(564)	(951)	333	(618)
Total other comprehensive loss	$(867)	$303	$(564)	$(951)	$333	$(618)

	Nine Months Ended September 30,
	2015			2014
	Before Tax Amount	Tax Benefit	Net of Tax Amount	Before Tax Amount	Tax Benefit	Net of Tax Amount
	(Dollars in thousands)
Other comprehensive loss:
Securities available for sale:
Change in unrealized gain during period	$(1,949)	$682	$(1,267)	$(1,757)	$615	$(1,142)
Total securities available for sale	(1,949)	682	$(1,267)	(1,757)	615	(1,142)
Total other comprehensive loss	$(1,949)	$682	$(1,267)	$(1,757)	$615	$(1,142)

Activity in accumulated other comprehensive income associated with securities available for sale, net of tax, was as follows:

	Securities Available for Sale	Accumulated Other Comprehensive Income
	(Dollars in thousands)
Balance at January 1, 2015	$3,729	$3,729
Other comprehensive loss	(1,267)	(1,267)
Balance at September 30, 2015	$2,462	$2,462

Balance at January 1, 2014	$4,883	$4,883
Other comprehensive loss	(1,142)	(1,142)
Balance at September 30, 2014	$3,741	$3,741

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(UNAUDITED)

11. ACQUISITIONS

Pending Acquisition of Tradition Bancshares, Inc. – On August 6, 2015, the Company announced the signing of a definitive merger agreement to acquire Tradition Bancshares, Inc. (“Tradition”) and its wholly-owned subsidiary Tradition Bank headquartered in Houston, Texas. Tradition Bank operates 7 banking offices in the Houston, Texas area, including its main office in Bellaire, 3 banking centers in Katy and 1 banking center in The Woodlands. Under the terms of the definitive agreement, the Company will issue approximately 679,679 shares of Company common stock plus $39.0 million in cash for all outstanding shares of Tradition capital stock, subject to potential adjustments. The transaction is subject to customary closing conditions and approval by Tradition’s shareholders. The Company has received all necessary regulatory approvals for this acquisition and expects to close the transaction on December 31, 2015 to be effective January 1, 2016.

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

The Company acquired loans and deposits with fair values of $1.60 billion and $2.27 billion, respectively, at acquisition date. Under the terms of the definitive agreement, the Company issued 3,298,022 shares of Company common stock plus $34.2 million in cash for all outstanding shares of FMBC capital stock for total merger consideration of $252.4 million based on the Company’s closing stock price of $66.15. During 2014, the Company recognized goodwill of $198.2 million. As of September 30, 2015, total goodwill related to the F&M acquisition was $206.0 million, after recording a $7.8 million measurement period adjustment during the first quarter 2015. Goodwill is calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of identifiable assets acquired, none of which is expected to be deductible for tax purposes. Additionally, the Company recognized $27.1 million of core deposit intangibles related to this acquisition.

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

OVERVIEW

Prosperity Bancshares, Inc., a Texas corporation, was formed in 1983 to acquire the former Allied First Bank in Edna, Texas, which was chartered in 1949 as The First National Bank of Edna and is now known as Prosperity Bank. The Company is a registered financial holding company that derives substantially all of its revenues and income from the operation of its bank subsidiary, Prosperity Bank®. The Bank provides a wide array of financial products and services to small and medium-sized businesses and consumers. As of September 30, 2015, the Bank operated 244 full-service banking locations; with 61 in the Houston area, including The Woodlands; 30 in the South Texas area including Corpus Christi and Victoria; 37 in the Dallas/Fort Worth area; 22 in the East Texas area; 30 in the Central Texas area including Austin and San Antonio; 34 in the West Texas area including Lubbock, Midland-Odessa and Abilene; 16 in the Bryan/College Station area, 6 in the Central Oklahoma area and 8 in the Tulsa, Oklahoma area. The Company’s principal executive office is located at Prosperity Bank Plaza, 4295 San Felipe in Houston, Texas and its telephone number is (713) 693-9300. The Company’s website address is www.prosperitybankusa.com. Information contained on the Company’s website is not incorporated by reference into this quarterly report on Form 10-Q and is not part of this or any other report.

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

Three principal components of the Company’s growth strategy are internal growth, stringent cost control practices and acquisitions, including strategic merger transactions. The Company focuses on continual internal growth. Each banking center is operated as a separate profit center, maintaining separate data with respect to its net interest income, efficiency ratio, deposit growth, loan growth and overall profitability. Banking center presidents and managers are accountable for performance in these areas and compensated accordingly. The Company also focuses on maintaining stringent cost control practices and policies. The Company has centralized many of its critical operations, such as data processing and loan processing. Management believes that this centralized infrastructure can accommodate substantial additional growth and achieve necessary controls while enabling the Company to minimize operational costs through certain economies of scale. The Company also intends to continue to seek expansion opportunities. During 2013, the Company completed three acquisitions including East Texas Financial Services Inc., Coppermark Bancshares, Inc. and FVNB Corp. The Company completed the acquisition of F&M Bancorporation Inc. during 2014 and announced the pending acquisition of Tradition Bancshares, Inc. in August 2015.

Total assets were $21.57 billion at September 30, 2015 compared with $21.51 billion at December 31, 2014, an increase of $59.5 million or 0.3%. Total loans were $9.20 billion at September 30, 2015 compared with $9.24 billion at December 31, 2014, a decrease of $39.2 million or 0.4%. Total deposits were $16.94 billion at September 30, 2015 compared with $17.69 billion at December 31, 2014, a decrease of $753.2 million or 4.3%. Total shareholders’ equity was $3.41 billion at September 30, 2015 compared with $3.24 billion at December 31, 2014, an increase of $166.4 million or 5.1%.

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

Allowance for Credit Losses — The allowance for credit losses is a valuation established through charges to earnings in the form of a provision for credit losses. The determination of the allowance for credit losses has two components, the allowance for legacy credit losses, which includes the allowance for acquired legacy loans, and the allowance for acquired credit losses for fair-valued acquired loans. The allowance for acquired credit losses is calculated as described under the heading “Accounting for Acquired Loans and the Allowance for Acquired Credit Losses” below. Management has established an allowance for credit losses which it believes is adequate for estimated losses in the Company’s loan portfolio. Based on an evaluation of the portfolio, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any adjustments to be made to the allowance. In making its evaluation, management considers factors such as historical loan loss experience, the amount of nonperforming assets and related collateral, the volume, growth and composition of the portfolio, current economic conditions that may affect the borrower’s ability to pay and the value of collateral, the evaluation of the portfolio through its internal loan review process and other relevant factors. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. Charge-offs occur when loans are deemed to be uncollectible. For further discussion of the methodology used in the determination of the allowance for credit losses, refer to the “Financial Condition – Allowance for Credit Losses” section below.

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

At period-end after acquisition, the fair-valued acquired loans from each acquisition are reassessed to determine whether an addition to the allowance for credit losses is appropriate due to further credit quality deterioration. For further discussion of the methodology used in the determination of the allowance for credit losses for acquired loans, see the “Financial Condition – Allowance for Credit Losses” section below.

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

Estimating the fair value of the Company’s reporting unit is a subjective process involving the use of estimates and judgments, particularly related to future cash flows of the reporting unit, discount rates (including market risk premiums) and market multiples. Material assumptions used in the valuation tools include the comparable public company price multiples used in the terminal value, future cash flows and the market risk premium component of the discount rate. The estimated fair values of the reporting unit is determined using a blend of two commonly used valuation techniques: the market approach and the income approach. The Company gives consideration to both valuation techniques, as either technique can be an indicator of value. For the market approach, valuations of the reporting unit are based on an analysis of relevant price multiples in market trades in companies with similar characteristics. For the income approach, estimated future cash flows (derived from internal forecasts and economic expectations) and terminal value (value at the end of the cash flow period, based on price multiples) are discounted. The discount rate is based on the imputed cost of equity capital.

The Company had no intangible assets with indefinite useful lives at September 30, 2015. Other identifiable intangible assets that are subject to amortization are being amortized on a non-pro rata basis over the years expected to be benefited, which the Company believes is between ten and fifteen years. These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value to carrying value. Based on the Company’s annual goodwill impairment test as of September 30, 2015, management does not believe any of its goodwill is impaired as of September 30, 2015 because the fair value of the Company’s equity exceeded its carrying value. While the Company believes no impairment existed at September 30, 2015, under accounting standards applicable at that date, different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation and financial condition or future results of operations.

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

PENDING AND RECENT ACQUISITIONS

Pending Acquisition of Tradition Bancshares, Inc. – On August 6, 2015, the Company announced the signing of a definitive merger agreement to acquire Tradition Bancshares, Inc. (“Tradition”) and its wholly-owned subsidiary Tradition Bank headquartered in Houston, Texas. Tradition Bank operates 7 banking offices in the Houston, Texas area, including its main office in Bellaire, 3 banking centers in Katy and 1 banking center in The Woodlands. As of September 30, 2015, Tradition, on a consolidated basis, reported total assets of $540.6 million, total loans of $239.2 million, total deposits of $483.8 million and shareholder’s equity of $46.3 million. Under the terms of the definitive agreement, the Company will issue approximately 679,679 shares of Company common stock plus $39.0 million in cash for all outstanding shares of Tradition capital stock, subject to potential adjustments. The transaction is subject to customary closing conditions and approval by Tradition’s shareholders. The Company has received all necessary regulatory approvals for this acquisition and expects to close the transaction on December 31, 2015 to be effective January 1, 2016.

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

RESULTS OF OPERATIONS

Net income available to common shareholders was $70.6 million ($1.01 per common share on a diluted basis) for the quarter ended September 30, 2015 compared with $76.6 million ($1.10 per common share on a diluted basis) for the quarter ended September 30, 2014, a decrease in net income of $6.0 million or 7.8%. The Company posted returns on average common equity of 8.31% and 9.69%, returns on average assets of 1.30% and 1.45% and efficiency ratios of 40.72% and 41.55% for the quarters ended September 30, 2015 and 2014, respectively. The efficiency ratio is calculated by dividing total non-interest expense, excluding credit loss provisions, by net interest income plus non-interest income, excluding net gains and losses on the sale of securities and assets. Additionally, taxes are not part of this calculation.

For the nine months ended September 30, 2015, net income available to common shareholders was $216.2 million ($3.09 per common share on a diluted basis) compared with $219.2 million ($3.19 per common share on a diluted basis) for the same period in 2014, a decrease in net income of $3.0 million or 1.4%. The Company posted returns on average common equity of 8.63% and 9.67%, returns on average assets of 1.33% and 1.44% and efficiency ratios of 41.64% and 42.17% for the nine months ended September 30, 2015 and 2014, respectively.

Net Interest Income

The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.”

For the three months ended September 30, 2015

Net interest income before the provision for credit losses was $156.1 million for the quarter ended September 30, 2015, a decrease of $19.5 million or 11.1%, compared with $175.7 million for the same period in 2014. The decrease in net interest income was primarily due to a decrease in purchase accounting loan discount accretion of $17.4 million from $28.4 million for the quarter ended September 30, 2014 to $11.0 million for the quarter ended September 30, 2015.

Interest income on loans was $116.9 million for the quarter ended September 30, 2015, a decrease of $23.6 million or 16.8%, compared with $140.5 million for the same period in 2014. This was primarily due to a decrease of $17.4 million or 61.2% in purchase accounting loan discount accretion from $28.4 million for the quarter ended September 30, 2014 to $11.0 million for the quarter ended September 30, 2015. Additionally, interest income on loans was impacted by a decrease in average loans of $224.6 million or 2.4% for the quarter ended September 30, 2015 compared with the quarter ended September 30, 2014.

Interest income on securities was $48.6 million for the quarter ended September 30, 2015, an increase of $1.7 million or 3.6%, compared with $46.9 million for the same period in 2014. This was primarily due to an increase in average securities of $870.1 million or 9.8%, partially offset by a 12-basis-point decrease in average interest rates from 2.11% at September 30, 2014 to 1.99% at September 30, 2015.

Average interest-bearing liabilities were $13.06 billion for the quarter ended September 30, 2015, an increase of $149.2 million or 1.2%, compared with $12.91 billion for the same period in 2014. The net interest margin on a tax-equivalent basis decreased 55 basis points from 3.85% for the quarter ended September 30, 2014 to 3.30% for the quarter ended September 30, 2015. This decrease was due in part to a decrease of $17.4 million in purchase accounting adjustments for the quarter ended September 30, 2015 compared with the quarter ended September 30, 2014. Additionally, the net interest margin was impacted by lower yields on average interest-earning assets, partially offset by lower rates paid on average interest-bearing liabilities.

For the nine months ended September 30, 2015

Net interest income before the provision for credit losses was $477.3 million for the nine months ended September 30, 2015, a decrease of $16.2 million or 3.3%, compared with $493.4 million for the same period in 2014. The decrease in net interest income was primarily attributable to a decrease in purchase accounting loan discount accretion of $23.0 million from $67.3 million for the nine months ended September 30, 2014 to $44.3 million for the nine months ended September 30, 2015, partially offset by a 7-basis-point decrease in average rate paid on interest-bearing liabilities from 0.37% at September 30, 2014 to 0.30% at September 30, 2015.

Interest income on loans was $361.2 million for the nine months ended September 30, 2015, a decrease of $25.1 million or 6.5%, compared with $386.3 million for the same period in 2014. This decrease was primarily due to a decrease in purchase accounting loan discount accretion of $23.0 million from $67.3 million for the nine months ended September 30, 2014 to $44.3 million for the nine months ended September 30, 2015. The Company had $102.6 million of total outstanding discounts on acquired loans, of which $67.1 million was accretable at September 30, 2015.

Interest income on securities was $145.7 million for the nine months ended September 30, 2015, an increase of $4.1 million or 2.9%, compared with $141.6 million for the same period in 2014. This was primarily due to an increase in average securities of $862.1 million or 9.9%, partially offset by a 14-basis-point decrease in average interest rates from 2.18% at September 30, 2014 to 2.04% at September 30, 2015.

Average interest-bearing liabilities were $13.16 billion for the nine months ended September 30, 2015, an increase of $517.8 million or 4.1%, compared with $12.64 billion for the same period in 2014. The net interest margin on a tax-equivalent basis decreased 35 basis points from 3.77% for the nine months ended September 30, 2014 to 3.42% for the nine months ended September 30, 2015. This was primarily due to lower yields on average interest-earning assets, partially offset by lower rates paid on average interest-bearing liabilities. Additionally, the tax-equivalent net interest margin was impacted by a $23.0 million decrease in purchase accounting adjustments for the nine months ended September 30, 2015 compared with the nine months ended September 30, 2014.

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

	Three Months Ended September 30,
	2015			2014
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/Rate (4)	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/Rate (4)
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans	$9,156,679	$116,911	5.07%	$9,381,248	$140,521	5.94%
Investment securities	9,706,373	48,610	1.99%	8,836,309	46,910	2.11%
Federal funds sold and other earning assets	55,000	22	0.16%	95,378	35	0.15%
Total interest-earning assets	18,918,052	$165,543	3.47%	18,312,935	$187,466	4.06%
Allowance for credit losses	(80,793)			(73,977)
Noninterest-earning assets	2,819,150			2,881,762
Total assets	$21,656,409			$21,120,720

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$3,663,114	$1,961	0.21%	$3,399,655	$2,089	0.24%
Savings and money market deposits	5,492,326	3,392	0.24%	5,502,326	3,400	0.25%
Certificates and other time deposits	2,685,346	3,400	0.50%	3,235,185	4,751	0.58%
Other borrowings	886,787	473	0.21%	215,222	225	0.42%
Securities sold under repurchase agreements	331,286	209	0.25%	389,726	245	0.25%
Junior subordinated debentures	—	—	—	167,531	1,099	2.60%
Total interest-bearing liabilities	13,058,859	9,435	0.29%	12,909,645	11,809	0.36%

Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	5,078,234			4,939,388
Other liabilities	121,360			109,287
Total liabilities	18,258,453			17,958,320
Shareholders' equity	3,397,956			3,162,400
Total liabilities and shareholders' equity	$21,656,409			$21,120,720

Net interest rate spread			3.18%			3.70%

Net interest income and margin (1) (2)		$156,108	3.27%		$175,657	3.81%

Net interest income and margin (tax equivalent) (3)		$157,571	3.30%		$177,654	3.85%

(1)	Yield is based on amortized cost and does not include any component of unrealized gains or losses.
(2)	The net interest margin is equal to net interest income divided by average interest-earning assets.
(3)

In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35%.

(4)	Annualized and based on an actual/365 day basis for the three months ended September 30, 2015 and 2014.

	Nine Months Ended September 30,
	2015			2014
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/Rate (4)	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/Rate (4)
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans	$9,159,775	$361,193	5.27%	$8,874,414	$386,320	5.82%
Investment securities	9,547,293	145,702	2.04%	8,685,212	141,636	2.18%
Federal funds sold and other earning assets	133,331	234	0.23%	143,770	261	0.24%
Total interest-earning assets	18,840,399	$507,129	3.60%	17,703,396	$528,217	3.99%
Allowance for credit losses	(80,781)			(71,287)
Noninterest-earning assets	2,835,450			2,791,827
Total assets	$21,595,068			$20,423,936

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$3,909,337	$6,771	0.23%	$3,506,932	$6,493	0.25%
Savings and money market deposits	5,503,597	10,171	0.25%	5,326,783	10,105	0.25%
Certificates and other time deposits	2,819,822	10,557	0.50%	3,145,435	13,947	0.59%
Other borrowings	550,743	967	0.23%	136,618	571	0.56%
Securities sold under repurchase agreements	334,958	620	0.25%	373,542	737	0.26%
Junior subordinated debentures	39,365	791	2.69%	150,692	2,961	2.63%
Total interest-bearing liabilities	13,157,822	29,877	0.30%	12,640,002	34,814	0.37%

Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	4,990,769			4,567,397
Other liabilities	106,782			185,838
Total liabilities	18,255,373			17,393,237
Shareholders' equity	3,339,695			3,030,699
Total liabilities and shareholders' equity	$21,595,068			$20,423,936

Net interest rate spread			3.30%			3.62%

Net interest income and margin (1) (2)		$477,252	3.39%		$493,403	3.73%

Net interest income and margin (tax equivalent) (3)		$481,942	3.42%		$499,535	3.77%

(1)	Yield is based on amortized cost and does not include any component of unrealized gains or losses.
(2)	The net interest margin is equal to net interest income divided by average interest-earning assets.
(3)

In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35%.

(4)	Annualized and based on an actual/365 day basis for the nine months ended September 30, 2015 and 2014.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015 vs. 2014			2015 vs. 2014
	Increase			Increase
	(Decrease)			(Decrease)
	Due to Change in			Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-Earning Assets:
Loans (1)	$(3,364)	$(20,246)	$(23,610)	$12,422	$(37,549)	$(25,127)
Investment securities (1)	4,619	(2,919)	1,700	14,059	(9,993)	4,066
Federal funds sold and other earning assets	(15)	2	(13)	(19)	(8)	(27)
Total increase (decrease) in interest income	1,240	(23,163)	(21,923)	26,462	(47,550)	(21,088)

Interest-Bearing Liabilities:
Interest-bearing demand deposits	162	(290)	(128)	745	(467)	278
Savings and money market deposits	(6)	(2)	(8)	335	(269)	66
Certificates and other time deposits (1)	(807)	(544)	(1,351)	(1,444)	(1,946)	(3,390)
Other borrowings	703	(455)	248	1,731	(1,335)	396
Securities sold under repurchase agreements	(36)	—	(36)	(76)	(41)	(117)
Junior subordinated debentures	(1,099)	—	(1,099)	(2,188)	18	(2,170)
Total decrease in interest expense	(1,083)	(1,291)	(2,374)	(897)	(4,040)	(4,937)
Increase (decrease) in net interest income	$2,323	$(21,872)	$(19,549)	$27,359	$(43,510)	$(16,151)

(1)	Includes impact of purchase accounting adjustments.

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

The Company recorded a $5.3 million provision for credit losses for the quarter ended September 30, 2015 and a $5.0 million provision for the quarter ended September 30, 2014. Net charge-offs were $5.3 million for the quarter ended September 30, 2015 compared with net charge-offs of $653 thousand for the quarter ended September 30, 2014. This increase was primarily due to the charge off of three commercial and industrial loans during the third quarter of 2015. The Company made a $7.1 million provision for credit losses for the nine months ended September 30, 2015 and an $11.9 million provision for the nine months ended September 30, 2014. Net charge-offs were $6.8 million for the nine months ended September 30, 2015 compared with $1.6 million for the nine months ended September 30, 2014. See "Financial Condition – Allowance for Credit Losses" below for more information.

Noninterest Income

The Company’s primary sources of recurring noninterest income are NSF fees, credit, debit and ATM card income and service charges on deposit accounts. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method. Noninterest income totaled $31.8 million for the three months ended September 30, 2015 compared with $30.2 million for the same period in 2014, an increase of $1.6 million or 5.3%. This was mainly due to an increase in mortgage income and other noninterest income, partially offset by a decrease in NSF fees. Noninterest income totaled $90.5 million for the nine months ended September 30, 2015 compared with $91.5 million for the same period in 2014, a decrease of $954 thousand or 1.0%. This decrease was primarily due to a decrease in net gain on sale of assets and NSF fees, partially offset by an increase in mortgage income and other noninterest income.

 The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Nonsufficient funds (NSF) fees	$9,082	$9,734	$25,310	$27,703
Credit card, debit card and ATM card income	5,955	5,921	17,596	17,103
Service charges on deposit accounts	4,438	4,255	12,806	12,189
Trust income	1,986	2,099	6,042	5,943
Mortgage income	1,770	1,414	4,431	3,215
Brokerage income	1,596	1,743	4,546	4,413
Bank owned life insurance income	1,384	1,404	4,154	3,797
Net gain on sale of assets	173	23	1,822	4,634
Other	5,396	3,598	13,791	12,455
Total noninterest income	$31,780	$30,191	$90,498	$91,452

Noninterest Expense

Noninterest expense totaled $76.4 million for the quarter ended September 30, 2015 compared with $85.5 million for the quarter ended September 30, 2014, a decrease of $9.1 million or 10.6%. This was primarily due to a decrease in salary and benefits expense, other noninterest expense, net occupancy and equipment expense and regulatory assessments. Noninterest expense totaled $235.6 million for the nine months ended September 30, 2015 compared with $243.9 million for the nine months ended September 30, 2014, a decrease of $8.3 million or 3.4%. This was primarily due to a decrease in salary and benefits expense and other noninterest expense, partially offset by an increase in regulatory assessments.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Salaries and employee benefits (1)	$46,587	$52,179	$144,372	$149,713
Non-staff expenses:
Net occupancy and equipment	6,088	6,801	17,864	18,136
Credit and debit card, data processing and software amortization	3,924	4,044	11,786	11,237
Regulatory assessments and FDIC insurance	3,366	4,051	11,973	10,663
Core deposit intangibles amortization	2,356	2,598	7,235	7,273
Depreciation	3,313	3,516	9,649	10,239
Communications (2)	2,663	2,960	8,307	8,616
Other real estate expense	123	72	384	656
Professional fees	746	1,331	2,058	4,057
Printing and supplies	536	663	1,551	1,800
Other	6,728	7,325	20,448	21,536
Total noninterest expense	$76,430	$85,540	$235,627	$243,926

(1)

Includes stock-based compensation expense of $2.8 million and $2.3 million for the three months ended September 30, 2015 and 2014, respectively, and $8.5 million and $5.9 million for the nine months ended September 30, 2015 and 2014, respectively.

(2)	Communications expense includes telephone, data circuits, postage and courier expenses.

Income Taxes

Income tax expense decreased $3.2 million or 8.2%, to $35.6 million for the quarter ended September 30, 2015 compared with $38.7 million for the same period in 2014. This decrease was primarily attributable to lower pretax net income for the three months ended September 30, 2015 compared with the same period in 2014. For the nine months ended September 30, 2015, income tax expense totaled $108.9 million, a decrease of $899 thousand or 0.8%, compared with $109.8 million for the same period in 2014. This decrease was primarily attributable to lower pretax net income for the nine months ended September 30, 2015 compared with the same period in 2014. The Company’s effective tax rate for the three months ended September 30, 2015 and 2014 was 33.5% and 33.6%, respectively. The Company’s effective tax rate for the nine months ended September 30, 2015 and 2014 was 33.5% and 33.4%, respectively.

FINANCIAL CONDITION

Loan Portfolio

At September 30, 2015, total loans were $9.20 billion, a decrease of $39.2 million or 0.4%, compared with $9.24 billion at December 31, 2014. Loans at September 30, 2015 included $12.6 million of loans held for sale. Average outstanding loans at September 30, 2015 represented 48.4% of average interest-earning assets for the quarter ended September 30, 2015.

The Company separates its loan portfolio into two general categories of loans: (1) “legacy loans,” which are loans originated by Prosperity Bank and made pursuant to the Company’s loan policy and procedures in effect at the time the loan was made, and (2) “acquired loans,” which are loans acquired in a business combination. Those acquired loans that are renewed or substantially modified after the date of the business combination, which therefore causes them to become subject to the Company’s allowance for credit losses methodology, are referred to as “acquired legacy loans.” If a renewal or substantial modification of an acquired loan is underwritten by the Company with a new credit analysis, the loan will no longer be categorized as an acquired loan. For example, acquired loans to one borrower may be combined into a new loan with a new loan number and categorized as a legacy loan. Acquired loans with a fair value discount or premium at the date of the business combination that remained at the reporting date are referred to as “fair-valued acquired loans.” All fair-valued acquired loans are further categorized into “PCI loans” (purchased credit-impaired loans) and “Non-PCI loans.” Acquired loans with evidence of credit quality deterioration at acquisition for which it is probable that the Company would not be able to collect all contractual amounts due are PCI loans.

The following tables summarize the Company’s legacy and acquired loan portfolios broken out into legacy loans, acquired legacy loans, Non-PCI loans and PCI loans, as of the dates indicated.

	September 30, 2015
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total Loans
	(Dollars in thousands)
Residential mortgage loans held for sale	$12,564	$-	$-	$-	$12,564

Commercial and industrial	959,662	425,463	247,422	16,285	1,648,832
Real estate:
Construction, land development and other land loans	926,245	79,266	66,431	1,043	1,072,985
1-4 family residential (including home equity)	2,054,039	87,124	437,242	5,616	2,584,021
Commercial real estate (including multi-family residential)	2,045,665	301,839	627,184	18,038	2,992,726
Farmland	322,978	15,645	81,322	421	420,366
Agriculture	127,610	64,469	6,063	55	198,197
Consumer and other	214,364	26,686	34,247	-	275,297
Total loans held for investment	6,650,563	1,000,492	1,499,911	41,458	9,192,424
Total	$6,663,127	$1,000,492	$1,499,911	$41,458	$9,204,988

	December 31, 2014
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total Loans
	(Dollars in thousands)
Residential mortgage loans held for sale	$8,602	$-	$-	$-	$8,602

Commercial and industrial	846,665	518,855	414,647	26,100	1,806,267
Real estate:
Construction, land development and other land loans	801,321	114,066	109,946	1,142	1,026,475
1-4 family residential (including home equity)	1,877,843	94,331	535,479	5,926	2,513,579
Commercial real estate (including multi-family residential)	1,883,267	263,904	859,702	23,467	3,030,340
Farmland	244,162	13,520	103,809	452	361,943
Agriculture	105,448	72,051	12,149	55	189,703
Consumer and other	189,161	56,839	61,274	-	307,274
Total loans held for investment	5,947,867	1,133,566	2,097,006	57,142	9,235,581
Total	$5,956,469	$1,133,566	$2,097,006	$57,142	$9,244,183

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

Nonperforming assets increased $11.7 million or 31.7%, to $48.6 million at September 30, 2015 compared with $36.9 million at December 31, 2014, of which $25.8 million and $30.7 million, respectively, were attributable to acquired loans. This increase was primarily due to one commercial real estate participation loan for $11.9 million that was initiated by an acquired bank and moved to nonaccrual during the third quarter of 2015.

The following tables present information regarding nonperforming assets differentiated among legacy loans, acquired legacy loans, Non-PCI loans and PCI loans, as of the dates indicated:

	September 30, 2015
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total
	(Dollars in thousands)
Nonaccrual loans (1)	$21,549	$10,760	$4,927	$7,699	$44,935
Accruing loans 90 or more days past due	-	261	-	-	261
Total nonperforming loans	21,549	11,021	4,927	7,699	45,196
Repossessed assets	5	-	56	100	161
Other real estate	1,281	-	1,940	50	3,271
Total nonperforming assets	$22,835	$11,021	$6,923	$7,849	$48,628

Nonperforming assets to total loans and other real estate by category	0.34%	1.10%	0.46%	18.91%	0.53%

	December 31, 2014
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total
	(Dollars in thousands)
Nonaccrual loans (1)	$4,197	$11,194	$2,947	$13,084	$31,422
Accruing loans 90 or more days past due	377	1,816	-	-	$2,193
Total nonperforming loans	4,574	13,010	2,947	13,084	33,615
Repossessed assets	12	-	55	-	67
Other real estate	1,608	23	1,556	50	3,237
Total nonperforming assets	$6,194	$13,033	$4,558	$13,134	$36,919

Nonperforming assets to total loans and other real estate by category	0.10%	1.15%	0.22%	22.96%	0.40%

(1)	Includes troubled debt restructurings of $607 thousand and $911 thousand as of September 30, 2015 and December 31, 2014, respectively.

Nonperforming assets were 0.53% of total loans and other real estate at September 30, 2015 compared with 0.40% of total loans and other real estate at December 31, 2014. Nonperforming assets attributable to legacy loans were 0.34% of total legacy loans and other real estate at September 30, 2015 compared with 0.10% of total legacy loans and other real estate at December 31, 2014. Nonperforming assets attributable to acquired legacy loans were 1.10% of total acquired legacy loans and other real estate at September 30, 2015 compared with 1.15% of total acquired legacy loans and other real estate at December 31, 2014. Nonperforming assets attributable to Non-PCI loans were 0.46% of total Non-PCI loans and other real estate at September 30, 2015 compared with 0.22% of total Non-PCI and other real estate at December 31, 2014. Nonperforming assets attributable to PCI loans were 18.91% of total PCI loans and other real estate at September 30, 2015 compared with 22.96% of total PCI loans and other real estate at December 31, 2014. The allowance for credit losses as a percentage of total nonperforming loans was 179.2% at September 30, 2015 and 240.3% at December 31, 2014. For the nine months ended September 30, 2015, the Company had two loans totaling $400 thousand in new troubled debt restructurings, of which $316 thousand was still outstanding on September 30, 2015.

Allowance for Credit Losses

The following table presents, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

	As of and for the Nine Months Ended
	September 30,
	2015	2014
	(Dollars in thousands)

Average loans outstanding	$9,159,775	$8,874,414

Gross loans outstanding at end of period	$9,204,988	$9,368,888

Allowance for credit losses at beginning of period	$80,762	$67,282
Provision for credit losses	7,060	11,925
Charge-offs:
Commercial and industrial	(5,691)	(390)
Real estate and agriculture	(851)	(1,099)
Consumer and other	(2,406)	(4,037)
Recoveries:
Commercial and industrial	789	356
Real estate and agriculture	310	1,341
Consumer and other	1,030	2,235
Net charge-offs	(6,819)	(1,594)
Allowance for credit losses at end of period	$81,003	$77,613

Ratio of allowance to end of period loans	0.88%	0.83%
Ratio of net charge-offs to average loans (annualized)	0.10%	0.02%
Ratio of allowance to end of period nonperforming loans	179.2%	174.2%

The allowance for credit losses is a valuation established through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses which it believes is adequate for estimated losses in the Company’s loan portfolio. The amount of the allowance for credit losses is affected by the following: (1) charge offs of loans that occur when loans are deemed uncollectible and decrease the allowance, (2) recoveries on loans previously charged off that increase the allowance and (3) provisions for credit losses charged to earnings that increase the allowance. Based on an evaluation of the loan portfolio and consideration of the factors listed below, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, further adjustments may be necessary if economic conditions differ from the assumptions used in making the initial determinations.

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

The allowance for credit losses is further determined by the size of the loan portfolio subject to the allowance methodology and environmental factors that include Company-specific risk indicators and general economic conditions, both of which are constantly changing. The Company evaluates the economic and portfolio-specific factors on a quarterly basis to determine a qualitative component of the general valuation allowance. The factors include economic metrics, business conditions, delinquency trends, credit concentrations, nature and volume of the portfolio and other adjustments for items not covered by specific reserves and historical loss experience. Management’s assessment of qualitative factors is a statistically based approach to determine the inherent probable loss associated with such factors. Based on the Company’s actual historical loan loss experience relative to economic and loan portfolio-specific factors at the time the losses occurred, management is able to identify the probabilities of default and loss severity based on current economic conditions. The correlation of historical loss experience with current economic conditions provides an estimate of inherent and probable losses that has not been previously factored into the general valuation allowance by the determination of specific reserves and recent historical losses. Additionally, the Company considers qualitative factors not easily quantified and the possibility of model imprecision.

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

The following tables present, as of and for the periods indicated, information regarding the allowance for credit losses differentiated between legacy loans and acquired loans. The charge-offs and recoveries with respect to the acquired loans shown below are primarily from acquired legacy loans. Reported net charge-offs may include those from Non-PCI loans and PCI loans, but only if the total charge-off required is greater than the remaining discount.

	As of and for the Nine Months Ended September 30, 2015
		Acquired
	Legacy Loans	Loans	Total
	(Dollars in thousands)
Average loans outstanding	$6,261,400	$2,898,375	$9,159,775

Gross loans outstanding at end of period	$6,663,127	$2,541,861	$9,204,988

Allowance for credit losses at beginning of period	$61,745	$19,017	$80,762
Provision for credit losses	5,311	1,749	7,060
Charge-offs:
Commercial and industrial	(2,483)	(3,208)	(5,691)
Real estate and agriculture	(414)	(437)	(851)
Consumer and other	(2,333)	(73)	(2,406)
Recoveries:
Commercial and industrial	610	179	789
Real estate and agriculture	309	1	310
Consumer and other	1,027	3	1,030
Net charge-offs	(3,284)	(3,535)	(6,819)
Allowance for credit losses at end of period	$63,772	$17,231	$81,003

Ratio of allowance to end of period loans	0.96%	0.68%	0.88%
Ratio of net charge-offs to average loans (annualized)	0.07%	0.16%	0.10%
Ratio of allowance to end of period nonperforming loans	295.9%	72.9%	179.2%

	As of and for the Nine Months Ended September 30, 2014
		Acquired
	Legacy Loans	Loans	Total
	(Dollars in thousands)
Average loans outstanding	$5,310,877	$3,563,537	$8,874,414

Gross loans outstanding at end of period	$5,683,637	$3,685,251	$9,368,888

Allowance for credit losses at beginning of period	$60,115	$7,167	$67,282
Provision for credit losses	3,346	8,579	11,925
Charge-offs:
Commercial and industrial	(147)	(243)	(390)
Real estate and agriculture	(410)	(689)	(1,099)
Consumer and other	(3,953)	(84)	(4,037)
Recoveries:
Commercial and industrial	313	43	356
Real estate and agriculture	1,337	4	1,341
Consumer and other	2,226	9	2,235
Net charge-offs	(634)	(960)	(1,594)
Allowance for credit losses at end of period	$62,827	$14,786	$77,613

Ratio of allowance to end of period loans	1.11%	0.40%	0.83%
Ratio of net charge-offs to average loans (annualized)	0.02%	0.04%	0.02%
Ratio of allowance to end of period nonperforming loans	1468.3%	36.7%	174.2%

The Company had gross charge-offs on legacy loans of $5.2 million during the nine months ended September 30, 2015. Partially offsetting these charge-offs were recoveries on legacy loans of $1.9 million. Total charge-offs for the nine months ended September 30, 2015 were $8.9 million, partially offset by total recoveries of $2.1 million.

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

	September 30, 2015
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total Allowance	Percent of Loans to Total Loans
	(Dollars in thousands)
Balance of allowance for credit losses applicable to:
Commercial and industrial	$21,324	$10,540	$1,160	$262	$33,286	17.9%
Real estate	38,601	3,568	365	-	42,534	72.4%
Agriculture and agriculture real estate	2,482	1,224	26	-	3,732	6.7%
Consumer and other	1,365	67	19	-	1,451	3.0%
Total allowance for credit losses	$63,772	$15,399	$1,570	$262	$81,003	100.0%

	December 31, 2014
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total Allowance	Percent of Loans to Total Loans
	(Dollars in thousands)
Balance of allowance for credit losses applicable to:
Commercial and industrial	$17,511	$11,818	$673	$-	$30,002	19.5%
Real estate	40,138	4,580	228	-	44,946	71.2%
Agriculture and agriculture real estate	2,278	1,440	4	-	3,722	6.0%
Consumer and other	1,818	123	151	-	2,092	3.3%
Total allowance for credit losses	$61,745	$17,961	$1,056	$-	$80,762	100.0%

At September 30, 2015, the allowance for credit losses totaled $81.0 million compared with $80.8 million at December 31, 2014, an increase of $241 thousand or 0.3%. The allowance for credit losses at September 30, 2015 totaled 0.88% of total loans compared with 0.87% of total loans at December 31, 2014.

At September 30, 2015, $63.8 million of the allowance was attributable to legacy loans, an increase of $2.0 million or 3.3% compared with the allowance of $61.7 million attributable to legacy loans at December 31, 2014. This increase was primarily attributable to specific reserves identified for legacy loans with deteriorated credit quality partially offset by improved environmental factors. At September 30, 2015, $15.4 million of the allowance for credit losses was attributable to acquired legacy loans compared with $18.0 million of the allowance at December 31, 2014, a decrease of $2.6 million or 14.3%. This decrease was primarily attributable to improved environmental factors. At September 30, 2015, $1.6 million of the allowance for credit losses was attributable to Non-PCI loans compared with $1.1 million of the allowance at December 31, 2014, an increase of $514 thousand or 48.7%. This increase was primarily attributable to specific reserves identified for loans with deteriorated credit quality partially offset by improved environmental factors. At September 30, 2015, $262 thousand of the allowance for credit losses was attributable to PCI loans compared with no allowance at December 31, 2014. The increase in allowance attributable to PCI loans was primarily attributable to specific reserves identified for loans with deteriorated credit quality.

At September 30, 2015, the Company had $102.6 million of total outstanding discounts on Non-PCI and PCI loans, of which $67.1 million was accretable.

The Company believes that the allowance for credit losses at September 30, 2015 is adequate to cover estimated losses in the loan portfolio as of such date. There can be no assurance, however, that the Company will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at September 30, 2015.

Securities

The carrying cost of securities totaled $9.53 billion at September 30, 2015 compared with $9.05 billion at December 31, 2014, an increase of $485.0 million or 5.4%. At September 30, 2015, securities represented 44.2% of total assets compared with 42.1% of total assets at December 31, 2014.

The amortized cost and fair value of investment securities were as follows:

	September 30, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$5,939	$40	$-	$5,979
Collateralized mortgage obligations	27,721	78	(11)	27,788
Mortgage-backed securities	60,818	3,564	(16)	64,366
Other securities	12,588	181	(47)	12,722
Total	$107,066	$3,863	$(74)	$110,855

Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$50,982	$1,259	$-	$52,241
States and political subdivisions	366,076	6,571	(854)	371,793
Collateralized mortgage obligations	4,093	32	(2)	4,123
Mortgage-backed securities	8,998,755	116,314	(48,562)	9,066,507
Total	$9,419,906	$124,176	$(49,418)	$9,494,664

	December 31, 2014
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$14,402	$183	$-	$14,585
Collateralized mortgage obligations	33,519	91	(37)	33,573
Mortgage-backed securities	79,153	5,344	(14)	84,483
Other securities	12,588	201	(31)	12,758
Total	$139,662	$5,819	$(82)	$145,399

Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$52,353	$360	$(74)	$52,639
States and political subdivisions	404,356	6,147	(1,422)	409,081
Collateralized mortgage obligations	19,585	215	(8)	19,792
Mortgage-backed securities	8,424,083	96,650	(53,553)	8,467,180
Total	$8,900,377	$103,372	$(55,057)	$8,948,692

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

As of September 30, 2015, management does not have the intent to sell any of its securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of September 30, 2015, management believes any impairment in the Company’s securities is temporary, and therefore no impairment loss has been realized in the Company’s consolidated statements of income.

Deposits

Total deposits were $16.94 billion at September 30, 2015 compared with $17.69 billion at December 31, 2014, a decrease of $753.2 million or 4.3%. At September 30, 2015, noninterest-bearing deposits totaled $5.09 billion compared with $4.94 billion at December 31, 2014, an increase of $156.8 million or 3.2%. Interest-bearing deposits totaled $11.85 billion at September 30, 2015 compared with $12.76 billion at December 31, 2014, a decrease of $910.0 million or 7.1%.

Average deposits for the nine months ended September 30, 2015 were $17.22 billion, an increase of $677.0 million or 4.1%, compared with $16.55 billion for the nine months ended September 30, 2014. Deposit growth was impacted by the acquisition of F&M on April 1, 2014. Deposits for F&M totaled $2.27 billion at acquisition date. The ratio of average interest-bearing deposits to total average deposits was 71.0% during the first nine months of 2015 compared to 72.4% during the first nine months of 2014.

The following table summarizes the daily average balances and weighted average rates paid on deposits for the periods indicated below:

	Nine Months Ended September 30,
	2015		2014
	Average	Average	Average	Average
	Balance	Rate	Balance	Rate
	(Dollars in thousands)
Interest-bearing demand deposits	$3,909,337	0.23%	$3,506,932	0.25%
Regular savings	1,838,912	0.20%	1,664,601	0.20%
Money market savings	3,664,685	0.27%	3,662,182	0.28%
Certificates and other time deposits	2,819,822	0.50%	3,145,435	0.59%
Total interest-bearing deposits	12,232,756	0.30%	11,979,150	0.34%
Noninterest-bearing deposits	4,990,769		4,567,397
Total deposits	$17,223,525	0.21%	$16,546,547	0.25%

 Other Borrowings

The following table presents the Company’s borrowings as of the dates indicated:

	September 30,	December 31,
	2015	2014
	(Dollars in thousands)
FHLB advances	$780,000	$-
FHLB long-term notes payable	6,571	8,724
Total other borrowings	786,571	8,724
Securities sold under repurchase agreements	310,038	315,523
Total	$1,096,609	$324,247

FHLB advances and long-term notes payable— The Company has an available line of credit with the FHLB of Dallas, which allows the Company to borrow on a collateralized basis. FHLB advances are considered short-term, overnight borrowings and are used to manage liquidity as needed. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At September 30, 2015, the Company had total funds of $5.61 billion available under this agreement, of which $786.6 million was outstanding. Short-term overnight FHLB advances of $780.0 million were outstanding at September 30, 2015, at a weighted average rate of 0.10%. Long-term notes payable were $6.6 million at September 30, 2015, with a weighted average rate of 5.63%. The maturity dates on the FHLB notes payable range from the years 2016 to 2027 and have interest rates ranging from 4.51% to 6.10%.

Securities sold under repurchase agreements— At September 30, 2015, the Company had $310.0 million in securities sold under repurchase agreements compared with $315.5 million at December 31, 2014, a decrease of $5.5 million or 1.7%. Repurchase agreements with banking customers are generally settled on the following business day; however, approximately $11.4 million of the repurchase agreements outstanding at September 30, 2015 have maturity dates ranging from 10 to 24 months. All securities sold under agreements to repurchase are collateralized by certain pledged securities.

Junior Subordinated Debentures

During the first quarter of 2015, the Company redeemed all of its outstanding junior subordinated debentures. Accordingly, as of September 30, 2015, the Company had no junior subordinated debentures outstanding compared with $167.5 million outstanding at December 31, 2014.

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

As of September 30, 2015, the Company had outstanding $2.01 billion in commitments to extend credit and $96.6 million in commitments associated with outstanding standby letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

The Company has no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of September 30, 2015, the Company had cash and cash equivalents of $301.2 million compared with $677.9 million at December 31, 2014, a decrease of $376.6 million or 55.6%. The decrease was primarily due to the purchase of $6.44 billion of securities, a net decrease in interest-bearing deposits of $909.1 million, the redemption of $167.5 million of junior subordinated debentures and dividends paid of $57.3 million. This decrease was partially offset by proceeds from the maturities and repayments of securities of $5.90 billion, net proceeds from short-term borrowings of $780.0 million, net income of $216.2 million, net increase in noninterest-bearing deposits of $156.8 million and a decrease in loans of $78.2 million.

Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of September 30, 2015 (other than deposit obligations). The payments do not include pre-payment options that may be available to the Company. The Company’s future cash payments associated with its contractual obligations pursuant to its FHLB borrowings and operating leases as of September 30, 2015 are summarized below. Payments for FHLB borrowings include interest of $1.1 million that will be paid over the future periods. Payments related to leases are based on actual payments specified in underlying contracts.

		More than 1	3 years or
		year but less	more but less	5 years
	1 year or less	than 3 years	than 5 years	or more	Total
	(Dollars in thousands)
Federal Home Loan Bank notes payable	$781,024	$5,325	$756	$595	$787,700
Operating leases	6,260	9,427	6,069	7,701	29,457
Total	$787,284	$14,752	$6,825	$8,296	$817,157

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

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit as of September 30, 2015 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

		More than 1	3 years or
		year but less	more but less	5 years
	1 year or less	than 3 years	than 5 years	or more	Total
	(Dollars in thousands)
Standby letters of credit	$87,029	$8,417	$1,116	$-	$96,562
Commitments to extend credit	1,131,948	320,558	77,684	482,909	2,013,099
Total	$1,218,977	$328,975	$78,800	$482,909	$2,109,661

Capital Resources

Total shareholders’ equity was $3.41 billion at September 30, 2015 compared with $3.24 billion at December 31, 2014, an increase of $166.4 million or 5.1%. The increase was due primarily to net income of $216.2 million, partially offset by dividends paid of $57.3 million for the nine months ended September 30, 2015.

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

Financial institutions are categorized as well capitalized or adequately capitalized based on minimum total risk-based, Tier 1 risk-based, common equity Tier 1 and Tier 1 leverage ratios. As of September 30, 2015, the Bank’s capital ratios were above the levels required for the Bank to be designated as “well capitalized” by the FDIC.

The following table provides a comparison of the Company’s and the Bank’s risk-weighted and leverage capital ratios to the minimum and well-capitalized regulatory standards as of September 30, 2015:

		To Be Categorized As
	Minimum Required	Well Capitalized Under
	For Capital	Prompt Corrective	Actual Ratio as of
	Adequacy Purposes	Action Provisions	September 30, 2015
The Company
Common equity Tier 1 capital (to risk weighted asssets )	4.50%	N/A	13.37%
Tier 1 capital (to risk weighted assets)	6.00%	N/A	13.37%
Total capital (to risk weighted assets)	8.00%	N/A	14.09%
Tier 1 capital (to average assets)	4.00% (1)	N/A	7.65%

The Bank
Common equity Tier 1 capital (to risk weighted asssets )	4.50%	6.50%	13.26%
Tier 1 capital (to risk weighted assets)	6.00%	8.00%	13.26%
Total capital (to risk weighted assets)	8.00%	10.00%	13.98%
Tier 1 capital (to average assets)	4.00% (2)	5.00%	7.59%

(1)	The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.
(2)	The FDIC may require the Bank to maintain a leverage ratio above the required minimum.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PROSPERITY BANCSHARES, INC. ® (Registrant)

Date: 11/6/15	/S/ DAVID ZALMAN
David Zalman
Chairman and Chief Executive Officer

Date: 11/6/15	/S/ DAVID HOLLAWAY
David Hollaway
Chief Financial Officer