Form 10-K
period 2015-12-31
PROSPERITY BANCSHARES INC
filed 2016-02-29
CIK 1068851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Large Accelerated Filer  ☒         Accelerated Filer  ☐        Non-accelerated Filer  ☐        Smaller Reporting Company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of common stock held by non-affiliates as of June 30, 2015, based on the closing price of the common stock on the New York Stock Exchange on June 30, 2015 was approximately $3.80 billion.

As of February 25, 2016, the number of outstanding shares of common stock was 69,873,802.

Documents Incorporated by Reference:

Portions of the Company’s Proxy Statement relating to the 2016 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2015, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

PROSPERITY BANCSHARES, INC.®

2015 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.	BUSINESS

General

Prosperity Bancshares, Inc.®, a Texas corporation (the “Company”), was formed in 1983 as a vehicle to acquire the former Allied Bank in Edna, Texas, which was chartered in 1949 as The First National Bank of Edna and is now known as Prosperity Bank. The Company is a registered financial holding company that derives substantially all of its revenues and income from the operation of its bank subsidiary, Prosperity Bank® (“Prosperity Bank®” or the “Bank”). The Bank provides a wide array of financial products and services to small and medium-sized businesses and consumers. As of December 31, 2015, the Bank operated 241 full service banking locations; 60 in the Houston area, including The Woodlands; 30 in the South Texas area, including Corpus Christi and Victoria; 36 in the Dallas/Fort Worth area; 22 in the East Texas area; 29 in the Central Texas area, including Austin and San Antonio; 34 in the West Texas area, including Lubbock, Midland-Odessa and Abilene; 16 in the Bryan/College Station area, 6 in the Central Oklahoma area and 8 in the Tulsa, Oklahoma area. The Company’s principal executive office is located at Prosperity Bank Plaza, 4295 San Felipe in Houston, Texas and its telephone number is (713) 693-9300. The Company’s website address is www.prosperitybankusa.com.

The Company’s market consists of the communities served by its banking centers. The diverse nature of the economies in each local market served by the Company provides the Company with a varied customer base and allows the Company to spread its lending risk throughout a number of different industries including professional service firms and their principals, manufacturing, tourism, recreation, petrochemicals, farming and ranching. The Company’s market areas outside of Houston, Dallas, Corpus Christi, San Antonio, Lubbock, Austin, Tulsa and Oklahoma City are dominated by either small community banks or branches of larger regional banks. Management believes that the Company, through its responsive customer service and community banking philosophy, combined with the sophistication of a larger regional bank holding company, has a competitive advantage in its market areas and excellent growth opportunities through acquisitions, new banking center locations and additional business development.

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

In addition to internal growth, the Company completed the following acquisitions within the last ten years (through December 31, 2015):

Acquired Entity	Acquired Bank	Completion Date	Number of Banking Centers Acquired (1)
First Capital Bankers, Inc.	FirstCapital Bank, s.s.b.	2005	20
Grapeland Bancshares, Inc.	First State Bank of Grapeland	2005	2
SNB Bancshares, Inc.	Southern National Bank of Texas	2006	6	(2)
Texas United Bancshares, Inc.	State Bank, GNB Financial, n.a., Gateway National Bank and Northwest Bank	2007	34
The Bank of Navasota	The Bank of Navasota	2007	1
Banco Popular, NA (6 branches)	N/A	2008	5
1st Choice Bancorp	1st Choice Bank	2008	1
Franklin Bank (from FDIC, as receiver) (3)	N/A	2008	33
U.S. Bank (3 branches)	N/A	2010	3
First Bank (19 branches)	N/A	2010	15
Texas Bankers, Inc.	Bank of Texas	2012	2
The Bank Arlington	The Bank Arlington	2012	1
American State Financial Corporation	American State Bank	2012	37
Community National Bank	Community National Bank	2012	1
East Texas Financial Services, Inc.	Firstbank	2013	4
Coppermark Bancshares, Inc.	Coppermark Bank	2013	6
FVNB Corp.	First Victoria National Bank	2013	20
F&M Bancorporation Inc.	The F&M Bank & Trust Company	2014	11

(1)	The number of banking centers added does not include any locations of the acquired entity that were closed and consolidated with existing banking centers of the Company upon consummation of the transaction or closed after consummation of the transaction.
(2)	Included one banking center under construction at the time of consummation.
(3)	Assumed approximately $3.6 billion of deposits and acquired certain assets, including 33 banking centers, from the Federal Deposit Insurance Corporation (“FDIC”), acting in its capacity as receiver for Franklin Bank.

Recent Acquisitions

Acquisition of Tradition Bancshares, Inc.—On January 1, 2016, the Company completed the acquisition of Tradition Bancshares, Inc. (“Tradition”) and its wholly-owned subsidiary Tradition Bank headquartered in Houston, Texas. Tradition Bank operated 7 banking offices in the Houston, Texas area, including its main office in Bellaire, 3 banking centers in Katy and 1 banking center in The Woodlands.

As of December 31, 2015, Tradition, on a consolidated basis, reported total assets of $548.0 million, total loans of $253.3 million, total deposits of $488.9 million and shareholders’ equity of $43.1 million. Under the terms of the definitive agreement, the Company issued 679,528 shares of Company common stock plus $39.0 million in cash for all outstanding shares of Tradition capital stock, for a total merger consideration of $71.5 million, based on the Company’s closing stock price of $47.86. On the effective date, the Company recognized preliminary goodwill of $27.5 million, which is calculated as the excess of both the consideration exchanged and liabilities assumed compared with the fair value of the assets acquired. The Company is currently in the process of obtaining fair values for certain acquired assets and assumed liabilities and, therefore, the estimates are preliminary.

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

The Company has invested heavily in its officers and associates by recruiting talented officers in its market areas and providing them with economic incentives in the form of stock-based compensation and bonuses based on cross-selling performance. The senior management team has substantial experience in the Houston, Dallas, Austin, Bryan/College Station, East Texas, South Texas, West Texas, Oklahoma City and Tulsa markets and the surrounding communities in which the Company has a presence. Each banking center location is overseen by a local president or manager with knowledge of the community and lending expertise in the specific industries found in the community. The Company entrusts its banking center presidents and managers with authority and flexibility within general parameters with respect to product pricing and decision making in order to minimize the bureaucratic structure of larger banks. The Company operates each banking center as a separate profit center, maintaining separate data with respect to each banking center’s net interest income, efficiency ratio, deposit growth, loan growth and overall profitability. Banking center presidents and managers are accountable for performance in these areas and compensated accordingly. Each banking center has its own listed local business telephone number. Customers are served by a local banker with decision making authority.

As of December 31, 2015, the Company and the Bank had 3,037 full-time equivalent associates, 859 of whom were officers of the Bank. The Company provides medical and hospitalization insurance to its full-time associates. The Company considers its relations with associates to be good. Neither the Company nor the Bank is a party to any collective bargaining agreement.

Banking Activities

The Company, through the Bank, offers a variety of traditional loan and deposit products to its customers, which consist primarily of consumers and small and medium-sized businesses. The Bank tailors its products to the specific needs of customers in a given market. At December 31, 2015, the Bank maintained approximately 594,300 separate deposit accounts including certificates of deposit and 55,600 separate loan accounts. At December 31, 2015, noninterest-bearing demand deposits were 29.1% of the Bank’s total deposits. For the year ended December 31, 2015, the Company’s average cost of funds was 0.22% and the Company’s average cost of deposits (excluding all borrowings) was 0.21%.

The Company has been an active real estate lender, with commercial real estate and 1-4 family residential loans comprising 33.2% and 25.0%, respectively, of the Company’s total loans as of December 31, 2015. The Company also offers commercial loans, loans for automobiles and other consumer durables, home equity loans, debit and credit cards, internet banking and other cash management services, mobile banking, trust and wealth management, retail brokerage services, mortgage banking services and automated telephone banking. The Company offers businesses a broad array of loan products including term loans, lines of credit and loans for working capital, business expansion and the purchase of equipment and machinery; land development and interim construction loans for builders; and owner-occupied and non-owner occupied commercial real estate loans.

By offering certificates of deposit, interest checking accounts, savings accounts and overdraft protection at competitive rates, the Company gives its depositors a full range of traditional deposit products.

The Company also maintains a trust department with $1.50 billion in assets under management as of December 31, 2015. The trust department provides trust services in the Company’s various market areas.

Business Strategies

The Company’s main objective is to increase deposits and loans through internal growth, as well as through acquisition opportunities, while maintaining efficiency, individualized customer service and maximizing profitability. To achieve this objective, the Company has employed the following strategic goals:

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

Increase Loan Volume and Diversify Loan Portfolio. While maintaining its conservative approach to lending, the Company has emphasized both new and existing loan products, focusing on managing its commercial real estate and commercial loan portfolios. From December 31, 2014 to December 31, 2015, the Company’s commercial and industrial loans decreased from $1.81 billion to $1.69 billion, or 6.3%, and represented 19.5% and 17.9% of the total portfolio, respectively, for the same period. Commercial real estate (including multifamily residential) increased from $3.03 billion to $3.13 billion, or 3.3%, and represented 32.8% and 33.2% of the total portfolio, as of December 31, 2014 and 2015, respectively. From December 31, 2014 to December 31, 2015, 1-4 family residential mortgage loans (including home equity loans) increased from $2.52 billion to $2.64 billion, or 4.7%, and represented 27.3% and 27.9% of the total portfolio, respectively. In addition, the Company targets business owners, professional service firms, including legal and medical practices, for loans secured by owner-occupied premises, working capital or equipment and personal loans to their principals.

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

Stress Testing. Pursuant to the Dodd -Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), in October 2012, the Federal Reserve Board published its final rules regarding company-run stress testing. The rules require institutions with average total consolidated assets greater than $10 billion, such as the Company and the Bank, to conduct an annual company-run stress test of capital and consolidated earnings and losses under one base and at least two stress scenarios provided by bank regulatory agencies. Beginning with the 2016 stress test, institutions with total consolidated assets between $10 billion and $50 billion use data as of December 31st and scenarios released by the agencies. The results of these stress tests must be reported to the agencies by July 31st of the following year. Public disclosure of summary stress test results under the severely adverse scenario will occur between October 15th and October 31st. The Company’s capital ratios reflected in the stress test calculations are an important factor considered by the Federal Reserve Board in evaluating the capital adequacy of the Company and the Bank and determining whether proposed payments of dividends or stock repurchases may be an unsafe or unsound practice.

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

Basel III Capital Adequacy Requirements Effective January 1, 2015. In July 2013, the Federal Reserve Board and the FDIC published the Basel III Capital Rules establishing a new comprehensive capital framework for U.S. banking organizations. The rules implement the Basel Committee’s December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revised the risk-based capital requirements applicable to bank holding companies and depository institutions, including the Company and the Bank, under the previous U.S. risk-based capital rules. The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Basel III Capital Rules also address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replace the prior risk-weighting approach, which was derived from the Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 “Basel II” capital accords. The Basel III Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules. The Basel III Capital Rules became effective for the Company and the Bank on January 1, 2015, subject to a phase-in period for certain provisions.

The Basel III Capital Rules, among other things, (1) introduced a new capital measure called “Common Equity Tier 1” (“CET1”), (2) specified that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (3) defined CET1 narrowly by requiring that most deductions/ adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (4) expanded the scope of the deductions/adjustments as compared to existing regulations.

The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that certain deferred tax assets and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1. Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and will be phased-in over a four-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter). Under the capital standards in effect as of December 31, 2014, the effects of accumulated other comprehensive income items included in capital were excluded for the purposes of determining regulatory capital ratios. Under the Basel III Capital Rules, the effects of certain accumulated other comprehensive items are not excluded; however, banking organizations that do not have $250 billion or more in total consolidated assets or $10 billion or more in total on-balance sheet foreign exposure, including the Company and the Bank, are able to make a one-time permanent election to continue to exclude these items. The Company and the Bank have made this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of the Company’s available-for-sale securities portfolio. Under the Basel III Capital Rules, trust preferred securities no longer included in Tier 1 capital of bank holding companies may be included as Tier 2 capital on a permanent basis.

The Basel III Capital Rules also introduced a new capital conservation buffer, composed entirely of CET1, that is designed to absorb losses during periods of economic stress and has the effect of increasing the minimum required risk-weighted capital ratios. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have any current applicability to the Company or the Bank. Banking institutions with a ratio of CET1 to risk-weighted assets below the effective minimum (4.5% plus the capital conservation buffer and, if applicable, the countercyclical capital buffer) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

The initial minimum capital ratios under the Basel III Capital Rules that became effective as of January 1, 2015 are (1) 4.5% CET1 to risk-weighted assets, (2) 6.0% Tier 1 capital to risk-weighted assets, (3) 8.0% Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets, and (4) 4.0% Tier 1 capital to average quarterly assets as reported on consolidated financial statements (known as the “leverage ratio”). As of December 31, 2015, the Company’s ratio of CET1 to risk-weighted assets was 13.55%, Tier 1 capital to risk-weighted assets was 13.55%, Total capital to risk-weighted assets was 14.25% and Tier 1 capital to average quarterly assets was 7.97%.

When fully phased in on January 1, 2019, the Basel III Capital Rules will require the Company to maintain an additional capital conservation buffer of 2.5% CET1, effectively resulting in minimum ratios of (1) CET1 to risk-weighted assets of at least 7.0%, (2) Tier 1 capital to risk-weighted assets of at least 8.5%, (3) Total capital to risk-weighted assets of at least 10.5% and (4) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average quarterly assets.

With respect to the Bank, the Basel III Capital Rules also revise the “prompt corrective action” regulations as discussed below under “The Bank—Corrective Measures for Capital Deficiencies.”

The Basel III Capital Rules prescribe a standardized approach for risk weightings that expanded the risk-weighting categories from the previous four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories. In addition, the Basel III Capital Rules provide more advantageous risk weights for derivatives and repurchase-style transactions cleared through a qualifying central counterparty and increase the scope of eligible guarantors and eligible collateral for purposes of credit risk mitigation.

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

The Volcker Rule. The Volcker Rule under the Dodd-Frank Act prohibits banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain hedge funds and private equity funds. Since neither the Company nor the Bank engages in the types of trading or investing covered by the Volcker Rule, the Volcker Rule does not currently have any effect on the operations of the Company or the Bank.

The Bank

The Bank is a Texas-chartered banking association, the deposits of which are insured by the DIF of the FDIC. The Bank is not a member of the Federal Reserve System; therefore, the Bank is subject to supervision and regulation by the FDIC and the Texas Department of Banking. Such supervision and regulation subject the Bank to special restrictions, requirements, potential enforcement actions and periodic examination by the FDIC and the Texas Department of Banking. Because the Federal Reserve Board regulates the Company, the Federal Reserve Board also has supervisory authority which affects the Bank. Further, because the Bank had total assets of over $10 billion as of December 31, 2015, the Bank is subject to supervision and regulation by the Consumer Financial Protection Bureau (“CFPB”). The CFPB is responsible for implementing, examining and enforcing compliance with federal consumer protection laws.

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

Branching. Pursuant to the Dodd-Frank Act, banks are permitted to engage in de novo interstate branching if the laws of the state where the new branch is to be established would permit the establishment of the branch if it were chartered by such state, subject to applicable regulatory review and approval requirements. The Dodd-Frank Act also created certain regulatory requirements for interstate mergers and acquisitions, including that the acquiring bank must be well capitalized and well managed.Texas law provides that a Texas-chartered bank can establish a branch anywhere in Texas provided that the branch is approved in advance by the Texas Department of Banking. The branch must also be approved by the FDIC, which considers a number of factors, including financial history, capital adequacy, earnings prospects, character of management, needs of the community and consistency with corporate powers.

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

Consumer Financial Protection. The Bank is subject to a number of federal and state consumer protection laws that extensively govern its relationship with its customers. These laws include the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Truth in Savings Act, the Electronic Fund Transfer Act, the Expedited Funds Availability Act, the Home Mortgage Disclosure Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Fair Debt Collection Practices Act, the Service Members Civil Relief Act and these laws’ respective state-law counterparts, as well as state usury laws and laws regarding unfair and deceptive acts and practices. These and other federal laws, among other things, require disclosures of the cost of credit and terms of deposit accounts, provide substantive consumer rights, prohibit discrimination in credit transactions, regulate the use of credit report information, provide financial privacy protections, prohibit unfair, deceptive and abusive practices, restrict the Bank’s ability to raise interest rates and subject the Bank to substantial regulatory oversight. Violations of applicable consumer protection laws can result in significant potential liability from litigation brought by customers, including actual damages, restitution and attorneys’ fees. Federal bank regulators, state attorneys general and state and local consumer protection agencies may also seek to enforce consumer protection requirements and obtain these and other remedies, including regulatory sanctions, customer rescission rights, action by the state and local attorneys general in each jurisdiction in which the Bank operates and civil money penalties. Failure to comply with consumer protection requirements may also result in the Bank’s failure to obtain any required bank regulatory approval for merger or acquisition transactions the Bank may wish to pursue or its prohibition from engaging in such transactions even if approval is not required.

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

Examinations. The FDIC periodically examines and evaluates state non-member banks. The Texas Department of Banking also conducts examinations of state banks, but may accept the results of a federal examination in lieu of conducting an independent examination. In addition, the FDIC and Texas Department of Banking may elect to conduct a joint examination. Further, because the Bank has total assets of over $10 billion as of December 31, 2015, the CFPB has examination authority with respect to the Bank’s compliance with federal consumer protection laws. Compliance with consumer protection laws will be considered when banking regulators are asked to approve a proposed transaction.

Capital Adequacy Requirements. The FDIC has adopted regulations establishing minimum requirements for the capital adequacy of insured institutions. The FDIC may establish higher minimum requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk.

The FDIC’s risk-based capital guidelines generally require state banks to have a minimum ratio of CET1 to risk-weighted assets of 4.5%, Tier 1 capital to total risk-weighted assets of 6.0% and a ratio of total capital to total risk-weighted assets of 8.0%. The capital categories have the same definitions for the Bank as for the Company. As of December 31, 2015, the Bank’s ratio of CET1 to risk-weighted assets was 13.10%, Tier 1 capital to total risk-weighted assets was 13.10% and its ratio of total capital to total risk-weighted assets was 13.80%.

The FDIC’s leverage guidelines require state banks to maintain Tier 1 capital of no less than 4.0% of average total assets. The Texas Department of Banking has issued a policy which generally requires state chartered banks to maintain a leverage ratio (defined in accordance with federal capital guidelines) of 5.0%. As of December 31, 2015, the Bank’s ratio of Tier 1 capital to average total assets (leverage ratio) was 7.70%.

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

•	A bank is “well capitalized” if it has a total risk-based capital ratio of 10.0% or higher; a CET1 capital ratio of 6.5% or higher; a Tier 1 risk-based capital ratio of 8.0% or higher; a leverage ratio of 5.0% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure.

•	A bank is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or higher; a CET1 capital ratio of 4.5% or higher; a Tier 1 risk-based capital ratio of 6.0% or higher; a leverage ratio of 4.0% or higher; and does not meet the criteria for a well capitalized bank.

•	A bank is “under capitalized” if it has a total risk-based capital ratio of less than 8.0%; a CET1 capital ratio less than 4.5%; a Tier 1 risk-based capital ratio of less than 6.0% or a leverage ratio of less than 4.0%.

•	A bank is “significantly under capitalized” if it has a total risk-based capital ratio of less than 6.0%; a CET1 capital ratio less than 3.0%; a Tier 1 risk-based capital ratio of less than 4.0% or a leverage ratio of less than 3.0%.

•	A bank is “critically under capitalized” if it has tangible equity equal to or less than 2.0% of average quarterly tangible assets.

At December 31, 2015, the Bank was classified as “well-capitalized” for purposes of the FDIC’s prompt corrective action regulations in effect as of such date.

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

Deposit Insurance Assessments. Substantially all of the deposits of the Bank are insured up to applicable limits (currently $250,000) by the DIF, and the Bank must pay deposit insurance assessments to the FDIC for such deposit insurance protection. A depository institution’s DIF assessment is calculated by multiplying its assessment rate by the assessment base, which is defined as the average consolidated total assets less the average tangible equity of the depository institution. The initial base assessment rate is based on its capital level and CAMELS ratings, certain financial measures to assess an institution’s ability to withstand asset related stress and funding related stress and, in some cases, additional discretionary adjustments by the FDIC to reflect additional risk factors. For large institutions, including the Bank, the initial base assessment rate ranges from five to 35 basis points on an annualized basis (basis points representing cents per $100 of assessable assets). After the effect of potential base-rate adjustments, the total base assessment rate could range from 2.5 to 45 basis points on an annualized basis. The potential adjustments to an institution’s initial base assessment rate include (i) a potential decrease of up to five basis points for certain long-term unsecured debt except for well-capitalized institutions with a CAMELS rating of 1 or 2, and (ii) a potential increase of up to 10 basis points for brokered deposits in excess of 10% of domestic deposits. As the DIF reserve ratio grows, the rate schedule will be adjusted downward. Additionally, an institution must pay a premium equal to 50 basis points on every dollar of long-term, unsecured debt held by the depository institution to the extent that such debt exceeds 3% of an institution’s Tier 1 capital held by that depository institution if such debt was issued by another insured depository institution (excluding debt guaranteed under the Temporary Liquidity Guarantee Program).

The FDIC’s current DIF restoration plan is designed to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. At least semi-annually, the FDIC will update its loss and income projections for the fund and, if needed, will increase or decrease assessment rates, following notice-and-comment rulemaking, if required. In October 2015, the FDIC published for comment a proposed rule that would enable the FDIC to reach the 1.35% DIF reserve ratio by imposing a surcharge on the quarterly assessments of depository institutions with total consolidated assets of $10 billion or more. The Bank is monitoring developments with respect to the proposed rule and its potential impact on its deposit insurance assessments.

Interchange Fees. Under the Durbin Amendment to the Dodd-Frank Act, the Federal Reserve Board adopted rules establishing standards for assessing whether the interchange fees that may be charged with respect to certain electronic debit transactions are “reasonable and proportional” to the costs incurred by issuers for processing such transactions. Interchange fees, or “swipe” fees, are charges that merchants pay to the Bank and other card-issuing banks for processing electronic payment transactions. Federal Reserve Board rules applicable to financial institutions that have assets of $10 billion or more provide that the maximum permissible interchange fee for an electronic debit transaction is the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction. An upward adjustment of no more than 1 cent to an issuer’s debit card interchange fee is allowed if the card issuer develops and implements policies and procedures reasonably designed to achieve certain fraud-prevention standards. The Federal Reserve Board also has rules governing routing and exclusivity that require issuers to offer two unaffiliated networks for routing transactions on each debit or prepaid product.

Concentrated Commercial Real Estate Lending Regulations. The federal banking agencies, including the FDIC, have promulgated guidance governing financial institutions with concentrations in commercial real estate lending, which was re-emphasized in December 2015. The guidance provides that a bank has a concentration in commercial real estate lending if (1) total reported loans for construction, land development and other land represent 100% or more of total capital or (2) total reported loans secured by multifamily and non-farm residential properties and loans for construction, land development and other land represent 300% or more of total capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months. Owner occupied loans are excluded from this second category. If a concentration is present, management must employ heightened risk management practices that address the following key elements: including board and management oversight and strategic planning, portfolio management, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and maintenance of increased capital levels as needed to support the level of commercial real estate lending.

Community Reinvestment Act. The Community Reinvestment Act of 1977 (“CRA”) and the regulations issued thereunder are intended to encourage banks to help meet the credit needs of their service area, including low and moderate income neighborhoods, consistent with the safe and sound operations of the banks. These regulations also provide for regulatory assessment of a bank’s record in meeting the needs of its service area when considering applications to establish branches, merger applications and applications to acquire the assets and assume the liabilities of another bank. The Financial Institutions Reform, Recovery, and Enforcement Act (“FIRREA”) requires federal banking agencies to make public a rating of a bank’s performance under the CRA. In the case of a bank holding company, the CRA performance records of the banks involved in the transaction are reviewed in connection with the filing of an application to acquire ownership or control of shares or assets of a bank or to merge with any other bank holding company. An unsatisfactory record can substantially delay or block the transaction.

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

Incentive Compensation. In June 2010, the Federal Reserve Board, OCC and FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (1) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (2) be compatible with effective internal controls and risk management, and (3) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. These three principles are incorporated into proposed joint compensation regulations proposed by the federal banking agencies under the Dodd-Frank Act. The regulations have not been finalized, but as proposed, would impose limitations on the manner in which the Bank may structure compensation for its executives.

The Federal Reserve Board reviews, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” These reviews are tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. The findings of this supervisory initiative will be included in reports of examination. Deficiencies will be incorporated into the organization’s supervisory ratings, which can affect the organization’s ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

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

The Company’s success depends primarily on the general economic conditions of the primary markets in Texas and Oklahoma in which it operates and where its loans are concentrated. The local economic conditions in Texas and Oklahoma have a significant impact on the Company’s commercial, real estate and construction, land development and other land loans; the ability of its borrowers to repay their loans; and the value of the collateral securing these loans. Accordingly, if the population or income growth in the Company’s market areas is slower than projected, income levels, deposits and housing starts could be adversely affected and could result in a reduction of the Company’s expansion, growth and profitability. In addition, due to the large number of oil and gas companies in the Company’s market areas, if prolonged, the current decline in oil prices may negatively impact economic conditions in these areas. If the Company’s market areas experience a downturn or a recession for a prolonged period of time, the Company could experience significant increases in nonperforming loans, which could lead to operating losses, impaired liquidity and eroding capital. A significant decline in general economic conditions, caused by inflation, a decline in commodity prices, recession, acts of terrorism, outbreaks of hostilities or other international or domestic calamities, unemployment or other factors could impact these local economic conditions and could negatively affect the Company’s financial condition, results of operations and cash flows.

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

Acquisitions of financial institutions involve operational risks and uncertainties and acquired companies may have unforeseen liabilities, exposure to asset quality problems, key employee and customer retention problems and other problems that could negatively affect the Company’s organization. The Company may not be able to complete future acquisitions; and, if completed, the Company may not be able to successfully integrate the operations, management, products and services of the entities that it acquires and eliminate redundancies. The integration process could result in the loss of key employees or disruption of the combined entity’s ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect the Company’s ability to maintain relationships with customers and employees or achieve the anticipated benefits of the transaction. The integration process may also require significant time and attention from the Company’s management that they would otherwise direct at servicing existing business and developing new business. The Company’s inability to find suitable acquisition candidates and failure to successfully integrate the entities it acquires into its existing operations may increase its operating costs significantly and adversely affect its business and earnings.

The Company’s dependence on loans secured by real estate subjects it to risks relating to fluctuations in the real estate market that could adversely affect its financial condition, results of operations and cash flows.

Approximately 77.1% of the Company’s total loans as of December 31, 2015 consisted of loans included in the real estate loan portfolio, with 37.8% in commercial real estate (including farmland and multifamily residential), 27.9% in residential real estate (including home equity) and 11.4% in construction, land development and other land loans. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A weakening of the real estate market in the Company’s primary market areas could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing the loans and the value of real estate owned by the Company. If real estate values decline, it is also more likely that the Company would be required to increase its allowance for credit losses, which could adversely affect its financial condition, results of operations and cash flows.

The Company’s commercial real estate and commercial loans expose it to increased credit risks, and these risks will increase if the Company succeeds in increasing these types of loans.

The Company, while maintaining its conservative approach to lending, has emphasized both new and existing loan products, focusing on managing its commercial real estate (including farmland and multifamily residential) and commercial loan portfolios, and intends to continue to increase its lending activities and acquire loans in possible future acquisitions. As a result, commercial real estate and commercial loans as a proportion of its portfolio could increase. As of December 31, 2015, commercial real estate (including farmland and multifamily residential) and commercial loans totaled $5.26 billion. In general, commercial real estate loans and commercial loans yield higher returns and often generate a deposit relationship, but also pose greater credit risks than do owner-occupied residential real estate loans. These types of loans are also typically larger than residential real estate loans. Accordingly, the deterioration of one or several of these loans could cause a significant increase in nonperforming loans, which could result in a loss of earnings from these loans and an increase in the provision for credit losses and net charge-offs.

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

The Company makes loans to privately-owned businesses, many of which are considered to be small to medium-sized businesses. Small to medium-sized businesses frequently have smaller market share than their competition, may be more vulnerable to economic downturns, often need substantial additional capital to expand or compete and may experience significant volatility in operating results. Any one or more of these factors may impair the borrower’s ability to repay a loan. In addition, the success of a small to medium-sized business often depends on the management talents and efforts of one or two persons or a small group of persons, and the death, disability or resignation of one or more of these persons could have a material adverse impact on the business and its ability to repay a loan. Economic downturns, a sustained decline in commodity prices and other events that negatively impact the Company’s market areas could cause the Company to incur substantial credit losses that could negatively affect the Company’s results of operations and financial condition.

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

The Company determines impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in the Company’s results of operations in the periods in which they become known. At December 31, 2015, the Company’s goodwill totaled $1.87 billion. While the Company has not recorded any such impairment charges since it initially recorded the goodwill, there can be no assurance that the Company’s future evaluations of goodwill will not result in findings of impairment and related write-downs, which may have a material adverse effect on its financial condition and results of operations.

The Company’s accounting estimates and risk management processes rely on analytical and forecasting models and tools.

The processes the Company uses to estimate its probable credit losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on the Company’s financial condition and results of operations, depend upon the use of analytical and forecasting models and tools. These models and tools reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are accurate, the models and tools may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. Any such failure in the Company’s analytical or forecasting models and tools could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The Company may need to raise additional capital in the future to provide it with sufficient capital resources and liquidity to meet regulatory capital requirements or its commitments and business needs. In addition, the Company may elect to raise additional capital to support its business or to finance acquisitions, if any. If needed, the Company’s ability to raise additional capital will depend on many things, including conditions in the capital markets at that time, which are outside of its control, and its financial performance.

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

The Company relies on certain external vendors to provide products and services necessary to maintain day-to-day operations of the Company. These third parties provide key components of the Company’s business operations such as data processing, recording and monitoring transactions, online banking interfaces and services, Internet connections and network access. While the Company has selected these third-party vendors carefully, it does not control their actions. Any complications caused by these third parties, including those resulting from disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, cyber-attacks and security breaches at a vendor, failure of a vendor to provide services for any reason or poor performance of services, could adversely affect the Company’s ability to deliver products and services to its customers and otherwise conduct its business. Financial or operational difficulties of a third-party vendor could also hurt the Company’s operations if those difficulties interfere with the vendor’s ability to provide services. Furthermore, the Company’s vendors could also be sources of operational and information security risk, including from breakdowns or failures of their own systems or capacity constraints. Replacing these third-party vendors could also create significant delay and expense. Problems caused by external vendors could be disruptive to the Company’s operations, which could have a material adverse impact on the Company’s business and, in turn, the Company’s financial condition and results of operations.

The Company’s business may be adversely affected by security breaches at third parties.

The Company’s customers interact with their own and other third party systems, which pose operational risks to the Company. The Company may be adversely affected by data breaches at retailers and other third parties who maintain data relating to the Company’s customers that involve the theft of customer data, including the theft of customers’ debit card, credit card, wire transfer and other identifying and/or access information used to make purchases or payments at such retailers and to other third parties. Despite third-party security risks that are beyond the Company’s control, the Company offers its customers protection against fraud and attendant losses for unauthorized use of debit and credit cards in order to stay competitive in the marketplace. Offering such protection to customers exposes the Company to significant expenses and potential losses related to reimbursing the Company’s customers for fraud losses, reissuing the compromised cards and increased monitoring for suspicious activity. In the event of a data breach at one or more retailers of considerable magnitude, the Company’s business, financial condition and results of operations may be adversely affected.

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

The Company has implemented a risk management framework to identify and manage its risk exposure, which is reviewed and overseen by the Company’s Risk Committee. This framework is comprised of various processes, systems and strategies, and is designed to manage the types of risk to which the Company is subject, including, among others, credit, market, liquidity, operational, financial, interest rate, legal and regulatory, compliance, strategic, reputation, fiduciary and general economic risks. The Company’s framework also includes financial or other modeling methodologies, which involves management assumptions and judgment. In addition, under this framework, the Company has developed a risk appetite statement to detail its risk tolerance levels at an enterprise-wide level. There is no assurance that this risk management framework will be effective under all circumstances or that it will adequately identify, manage or mitigate any risk or loss to the Company. If this framework is not effective, the Company may be subject to potentially adverse regulatory consequences and could suffer unexpected losses and its financial condition or results of operations could be materially adversely affected.

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

As of December 31, 2015, the Company conducted business at 241 full-service banking centers. The Company’s principal executive office is located at Prosperity Bank Plaza, 4295 San Felipe, in the Galleria area in Houston, Texas. The Company also owns or leases other facilities in which its banking centers are located as listed below by geographical market area. The expiration dates of the leases range from 2016 to 2040 and do not include renewal periods which may be available at the Company’s option.

The following table sets forth specific information regarding the banking centers located in each of the Company’s geographical market areas at December 31, 2015:

Geographical Area	Number of Banking Centers	Number of Leased Banking Centers	Deposits at December 31, 2015
			(dollars in thousands)
Bryan/College Station area	16	—	$1,173,244
Houston area	60	14	5,395,660
Central Texas area	29	3	1,388,386
Dallas/Fort Worth area	36	9	1,529,009
East Texas area	22	—	751,776
West Texas area	34	6	2,417,680
South Texas area	30	3	2,638,089
Central Oklahoma area	6	1	758,227
Tulsa Oklahoma area	8	2	1,629,048

	241	38	$17,681,119

ITEM 3.	LEGAL PROCEEDINGS

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

Common Stock Market Prices

The Company’s common stock is listed on the New York Stock Exchange under the symbol “PB.” As of February 25, 2016, there were 69,873,802 shares outstanding and 3,538 shareholders of record. The number of beneficial owners is unknown to the Company at this time.

The following table presents the high and low intra-day sales prices for the common stock as reported by the New York Stock Exchange:

2015	High	Low
Fourth Quarter	$57.04	$46.23
Third Quarter	59.97	43.76
Second Quarter	59.30	50.91
First Quarter	55.88	45.01

2014	High	Low
Fourth Quarter	$61.15	$52.62
Third Quarter	63.73	55.99
Second Quarter	67.49	56.04
First Quarter	67.68	59.75

Dividends

Holders of common stock are entitled to receive dividends when, as and if declared by the Company’s Board of Directors out of funds legally available therefor. While the Company has declared dividends on its common stock since 1994, and paid quarterly dividends aggregating $1.1175 per share for 2015 and $0.9925 per share for 2014, there is no assurance that the Company will continue to pay dividends in the future. Future dividends on the common stock will depend upon the Company’s earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, the Company’s ability to service any equity or debt obligations senior to the common stock and other factors deemed relevant by the Board of Directors of the Company.

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

In addition, the Federal Reserve Board has indicated that bank holding companies should carefully review their dividend policy in relation to the organization’s overall asset quality, level of current and prospective earnings and level, composition and quality of capital. The guidance provides that the Company should inform and consult with the Federal Reserve Board prior to declaring and paying a dividend that exceeds earnings for the period for which the dividend is being paid or that could result in an adverse change to the Company’s capital structure.

The cash dividends declared per share by quarter (and paid on the first business day of the subsequent quarter) for the Company’s last two fiscal years were as follows:

	2015	2014
Fourth Quarter	$0.3000	$0.2725
Third Quarter	0.2725	0.2400
Second Quarter	0.2725	0.2400
First Quarter	0.2725	0.2400

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2015, the Company had outstanding stock options granted under its 2004 stock award plan and restricted stock issued under its 2004 and 2012 stock award plans, all of which were approved by the Company’s shareholders. The following table provides information as of December 31, 2015 regarding the Company’s equity compensation plans under which the Company’s equity securities are authorized for issuance:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	28,800	$32.07	948,249	(1)
Equity compensation plans not approved by security holders	—	—	—

	28,800	$32.07	948,249

(1)	All of these awards are available under the Company’s 2012 Stock Incentive Plan. The Company’s other stock award plans have expired, and no new awards may be issued thereunder.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Performance Graph

The following Performance Graph compares the cumulative total shareholder return on the Company’s common stock for the period beginning at the close of trading on December 31, 2010 to December 31, 2015, with the cumulative total return of the S&P 500 Total Return Index and the Nasdaq Bank Index for the same period. Dividend reinvestment has been assumed. The Performance Graph assumes $100 invested on December 31, 2010 in the Company’s common stock, the S&P 500 Total Return Index and the Nasdaq Bank Index. The historical stock price performance for the Company’s common stock shown on the graph below is not necessarily indicative of future stock performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Prosperity Bancshares, Inc., the S&P 500 Index, and the NASDAQ Bank Index

*$100 invested on 12/31/10 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	12/10	12/11	12/12	12/13	12/14	12/15
Prosperity Bancshares, Inc.	$100.00	$104.64	$110.95	$170.22	$151.14	$133.47
S&P 500	100.00	102.11	118.45	156.82	178.29	180.75
NASDAQ Bank	100.00	90.68	104.29	147.41	153.18	166.77

Copyright© 2016 Standard & Poor’s, a division of McGraw Hill Financial. All rights reserved. (www.researchdatagroup.com/S&P.htm)

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data of the Company for, and as of the end of, each of the years in the five-year period ended December 31, 2015, is derived from and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K.

	As of and for the Years Ended December 31,
	2015		2014 (1)	2013 (1)	2012 (1)	2011
	(In thousands, except per share data)
Income Statement Data:
Interest income	$669,701		$714,795	$539,297	$419,842	$371,908
Interest expense	39,191		43,641	40,471	39,136	45,240

Net interest income	630,510		671,154	498,826	380,706	326,668
Provision for credit losses	7,560		18,275	17,240	6,100	5,200

Net interest income after provision for credit losses	622,950		652,879	481,586	374,606	321,468
Noninterest income	120,781		120,832	95,427	75,535	56,043
Noninterest expense	313,536		327,962	247,196	198,457	163,745

Income before taxes	430,195		445,749	329,817	251,684	213,766
Provision for income taxes	143,549		148,308	108,419	83,783	72,017

Net income	$286,646		$297,441	$221,398	$167,901	$141,749

Per Share Data:
Basic earnings per share	$4.09		$4.32	$3.66	$3.24	$3.03
Diluted earnings per share	4.09		4.32	3.65	3.23	3.01
Book value per share	49.45		46.50	42.19	37.02	33.41
Cash dividends declared per share	1.1175		0.9925	0.8850	0.8000	0.7200
Dividend payout ratio	27.30%		22.99%	24.41%	24.74%	23.80%
Weighted average shares outstanding (basic)	70,033		68,855	60,421	51,794	46,846
Weighted average shares outstanding (diluted)	70,049		68,911	60,578	51,941	47,017
Shares outstanding at end of period	70,022		69,780	66,048	56,447	46,910

Balance Sheet Data (at period end):
Total assets	$22,037,216		$21,507,733	$18,642,028	$14,583,573	$9,822,671
Securities	9,502,427		9,045,776	8,224,448	7,442,065	4,658,936
Loans	9,438,589		9,244,183	7,775,221	5,179,940	3,765,906
Allowance for credit losses	81,384		80,762	67,282	52,564	51,594
Total goodwill and intangibles	1,918,244		1,933,138	1,713,569	1,243,321	945,533
Other real estate owned	2,963		3,237	7,299	7,234	8,328
Total deposits	17,681,119		17,693,158	15,291,271	11,641,844	8,060,254
Federal funds purchased and other borrowings	491,399		8,724	10,689	256,753	12,790
Junior subordinated debentures	—	(2)	167,531	124,231	85,055	85,055
Total shareholders’ equity	3,462,910		3,244,826	2,786,818	2,089,389	1,567,265

(Table continued on the next page)

	As of and for the Years Ended December 31,
	2015		2014 (1)	2013 (1)	2012 (1)	2011
	(In thousands, except per share data)
Average Balance Sheet Data:
Total assets	$21,618,604		$20,596,929	$16,255,914	$12,432,666	$9,628,884
Securities	9,541,443		8,723,011	7,932,782	6,364,917	4,625,833
Loans	9,200,765		8,988,069	6,202,897	4,514,171	3,648,701
Allowance for credit losses	80,894		72,714	57,001	51,770	51,871
Total goodwill and intangibles	1,934,099		1,853,350	1,395,323	1,078,804	949,273
Total deposits	17,157,864		16,690,344	12,764,302	9,748,843	7,751,196
Junior subordinated debentures	29,443		154,902	91,584	85,055	86,557
Total shareholders’ equity	3,368,788		3,080,324	2,378,234	1,844,334	1,513,749

Performance Ratios:
Return on average assets	1.33%		1.44%	1.36%	1.35%	1.47%
Return on average common equity	8.51%		9.66%	9.31%	9.10%	9.36%
Net interest margin (tax equivalent)	3.38%		3.80%	3.58%	3.53%	3.98%
Efficiency ratio (3)	41.87%		41.81%	41.60%	43.48%	42.76%

Asset Quality Ratios (4):
Nonperforming assets to total loans and other real estate	0.46%		0.40%	0.29%	0.25%	0.32%
Net charge-offs to average loans	0.08%		0.05%	0.04%	0.11%	0.14%
Allowance for credit losses to total loans	0.86%		0.87%	0.87%	1.01%	1.37%
Allowance for credit losses to nonperforming loans (5)	201.8%		240.3%	443.3%	920.1%	1442.0%

Capital Ratios (4):
Leverage ratio	7.97	% (7)	7.69%	7.42%	7.10%	7.89%
Average shareholders’ equity to average total assets	15.58%		14.96%	14.63%	14.83%	15.72%
CET1 capital ratio (6)	13.55	% (7)	N/A	N/A	N/A	N/A
Tier 1 risk-based capital ratio	13.55	% (7)	13.80%	13.27%	14.40%	15.90%
Total risk-based capital ratio	14.25	% (7)	14.56%	14.02%	15.22%	17.09%

(1)	The Company completed the acquisition of F&M Bancorporation Inc. on April 1, 2014. The Company completed three acquisitions during the twelve month period ended December 31, 2013 and four acquisitions during the twelve month period ended December 31, 2012.
(2)	The Company redeemed all outstanding junior subordinated debentures during the first quarter of 2015.
(3)	Calculated by dividing total noninterest expense, excluding credit loss provisions, by net interest income plus noninterest income, excluding net gains and losses on the sale of securities and assets. Additionally, taxes are not part of this calculation.
(4)	At period end, except for net charge-offs to average loans and average shareholders’ equity to average total assets, which is for periods ended at such dates.
(5)	Nonperforming loans consist of nonaccrual loans, loans contractually past due 90 days or more and any other loan management deems to be nonperforming.
(6)	CET1 capital ratio is required under the Basel III Capital Rules effective January 1, 2015.
(7)	Calculated pursuant to the phase-in provisions of the Basel III Capital Rules.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Cautionary Notice Regarding Forward-Looking Statements

Statements and financial discussion and analysis contained in this Annual Report on Form 10-K that are not statements of historical fact constitute forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on assumptions and involve a number of risks and uncertainties, many of which are beyond the Company’s control. Many possible events or factors could affect the future financial results and performance of the Company and could cause such results or performance to differ materially from those expressed in the forward-looking statements. These possible events or factors include, but are not limited to:

•	changes in the strength of the United States economy in general and the strength of the local economies in which the Company conducts operations resulting in, among other things, a deterioration in credit quality or reduced demand for credit, including the result and effect on the Company’s loan portfolio and allowance for credit losses;

•	changes in interest rates and market prices, which could reduce the Company’s net interest margins, asset valuations and expense expectations;

•	changes in the levels of loan prepayments and the resulting effects on the value of the Company’s loan portfolio;

•	changes in local economic and business conditions, including commodity prices, which adversely affect the Company’s customers and their ability to transact profitable business with the company, including the ability of the Company’s borrowers to repay their loans according to their terms or a change in the value of the related collateral;

•	increased competition for deposits and loans adversely affecting rates and terms;

•	the timing, impact and other uncertainties of any future acquisitions, including the Company’s ability to identify suitable future acquisition candidates, the success or failure in the integration of their operations, and the ability to enter new markets successfully and capitalize on growth opportunities;

•	the possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on the results of operations;

•	increased credit risk in the Company’s assets and increased operating risk caused by a material change in commercial, consumer and/or real estate loans as a percentage of the total loan portfolio;

•	the concentration of the Company’s loan portfolio in loans collateralized by real estate;

•	the failure of assumptions underlying the establishment of and provisions made to the allowance for credit losses;

•	changes in the availability of funds resulting in increased costs or reduced liquidity;

•	a deterioration or downgrade in the credit quality and credit agency ratings of the securities in the Company’s securities portfolio;

•	increased asset levels and changes in the composition of assets and the resulting impact on the Company’s capital levels and regulatory capital ratios;

•	the Company’s ability to acquire, operate and maintain cost effective and efficient systems without incurring unexpectedly difficult or expensive but necessary technological changes;

•	the loss of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensation levels;

•	government intervention in the U.S. financial system;

•	changes in statutes and government regulations or their interpretations applicable to financial holding companies and the Company’s present and future banking and other subsidiaries, including changes in tax requirements and tax rates;

•	poor performance by external vendors;

•	the failure of analytical and forecasting models and tools used by the Company to estimate probable credit losses and to measure the fair value of financial instruments;

•	additional risks from new lines of businesses or new products and services;

•	claims or litigation related to intellectual property or fiduciary responsibilities;

•	the failure of the Company’s enterprise risk management framework to identify or address risks adequately;

•	a failure in or breach of operational or security systems of the Company’s infrastructure, or those of its third-party vendors and other service providers, including as a result of cyber attacks;

•	potential risk of environmental liability associated with lending activities;

•	acts of terrorism, an outbreak of hostilities or other international or domestic calamities, weather or other acts of God and other matters beyond the Company’s control; and

•	other risks and uncertainties described in this Annual Report on Form 10-K or in the Company’s other reports and documents filed with the Securities and Exchange Commission.

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

Overview

The Company generates the majority of its revenues from interest income on loans, service charges on customer accounts and income from investment in securities. In 2015, the Company continued to benefit from additional products and services that were added in 2012 and 2013, including trust services, brokerage, mortgage lending, credit card and independent sales organization sponsorship operations. The revenues are partially offset by interest expense paid on deposits and other borrowings and noninterest expenses such as administrative and occupancy expenses. Net interest income is the difference between interest income on earning assets such as loans and securities and interest expense on liabilities such as deposits and borrowings which are used to fund those assets. Net interest income is the Company’s largest source of revenue. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and margin.

Three principal components of the Company’s growth strategy are internal growth, stringent cost control practices and acquisitions, including strategic merger transactions. The Company focuses on continual internal growth. Each banking center is operated as a separate profit center, maintaining separate data with respect to its net interest income, efficiency ratio, deposit growth, loan growth and overall profitability. Banking center presidents and managers are accountable for performance in these areas and compensated accordingly. The Company also focuses on maintaining stringent cost control practices and policies. The Company has centralized many of its critical operations, such as data processing and loan processing. Management believes that this centralized infrastructure can accommodate substantial additional growth while enabling the Company to minimize operational costs through certain economies of scale. The Company also intends to continue to seek expansion opportunities. During 2014, the Company completed the acquisition of F&M Bancorporation Inc. This acquisition added 11 banking centers after consolidation. During 2013, the Company completed three acquisitions, acquiring East Texas Financial Services Inc., Coppermark Bancshares, Inc. and FVNB Corp. Combined, these acquisitions added 30 banking centers after consolidation with nearby Prosperity Bank banking centers.

Net income was $286.6 million, $297.4 million and $221.4 million for the years ended December 31, 2015, 2014 and 2013, respectively, and diluted earnings per share were $4.09, $4.32 and $3.65, respectively, for these same periods. The change in net income during 2015 was principally due to a decrease in net interest income resulting from lower purchase accounting loan discount accretion. The change in net income during 2014 was principally due to an increase in net interest income resulting from balance sheet growth from acquisitions. The Company posted returns on average assets of 1.33%, 1.44% and 1.36% and returns on average common equity of 8.51%, 9.66% and 9.31% for the years ended December 31, 2015, 2014 and 2013, respectively. The Company’s efficiency ratio was 41.87% in 2015, 41.81% in 2014 and 41.60% in 2013. The efficiency ratio is calculated by dividing total noninterest expense (excluding credit loss provisions) by net interest income plus noninterest income (excluding net gains and losses on the sale of securities and assets). Additionally, taxes are not part of this calculation.

Total assets at December 31, 2015 and 2014 were $22.04 billion and $21.51 billion, respectively. Total deposits at December 31, 2015 and 2014 were $17.68 billion and $17.69 billion, respectively. Total loans were $9.44 billion at December 31, 2015, an increase of $194 million or 2.1% compared with $9.24 billion at December 31, 2014. At December 31, 2015, the Company had $40.3 million in nonperforming loans and its allowance for credit losses was $81.4 million compared with $33.6 million in nonperforming loans and an allowance for credit losses of $80.8 million at December 31, 2014. Shareholders’ equity was $3.46 billion and $3.24 billion at December 31, 2015 and 2014, respectively.

Recent Developments

Acquisition of Tradition Bancshares, Inc.—On January 1, 2016, the Company completed the acquisition of Tradition Bancshares, Inc. (“Tradition”) and its wholly-owned subsidiary Tradition Bank headquartered in Houston, Texas. Tradition Bank operated 7 banking offices in the Houston, Texas area, including its main office in Bellaire, 3 banking centers in Katy and 1 banking center in The Woodlands.

As of December 31, 2015, Tradition, on a consolidated basis, reported total assets of $548.0 million, total loans of $253.3 million, total deposits of $488.9 million and shareholders’ equity of $43.1 million. Under the terms of the definitive agreement, the Company issued 679,528 shares of Company common stock plus $39.0 million in cash for all outstanding shares of Tradition capital stock, for a total merger consideration of $71.5 million, based on the Company’s closing stock price of $47.86. On the effective date, the Company recognized preliminary goodwill of $27.5 million, which is calculated as the excess of both the consideration exchanged and liabilities assumed compared with the fair value of the assets acquired. The Company is currently in the process of obtaining fair values for certain acquired assets and assumed liabilities and, therefore, the estimates are preliminary.

On January 1, 2016, in connection with the acquisition of Tradition, the Company assumed $7.2 million in junior subordinated debentures. The Company has given irrevocable notice of its intent to redeem the outstanding debentures on April 7, 2016 and has advised the Federal Reserve Board of its redemption intent and timing. The

Federal Reserve Board had no objections to the redemption. The Company will fund the redemption of the trust preferred securities through a dividend from the Bank.

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

Allowance for Credit Losses—The allowance for credit losses is established through charges to earnings in the form of a provision for credit losses. The Company’s allowance for credit losses consists of two elements: (1) specific valuation allowances based on probable losses on impaired loans; and (2) a general valuation allowance based on historical loan loss experience, general economic conditions and other qualitative risk factors both internal and external to the Company. The allowance for acquired credit losses is calculated as described under the heading “Accounting for Acquired Loans and the Allowance for Acquired Credit Losses” below. Management has established an allowance for credit losses which it believes is adequate for estimated losses in the Company’s loan portfolio. Based on an evaluation of the portfolio, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. In making its evaluation, management considers factors such as historical loan loss experience, the amount of nonperforming assets and related collateral, the volume, growth and composition of the portfolio, current economic conditions that may affect the borrower’s ability to pay and the value of collateral, the evaluation of the portfolio through its internal loan review process and other relevant factors. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. Charge-offs occur when loans are deemed to be uncollectible. For further discussion of the methodology used in the determination of the allowance for credit losses, see “Financial Condition—Allowance for Credit Losses” below and Note 1 to the consolidated financial statements.

Accounting for Acquired Loans and the Allowance for Acquired Credit Losses—The Company accounts for its acquisitions using the acquisition method of accounting. Accordingly, the assets, including loans, and liabilities of the acquired entity were recorded at their fair values at the acquisition date. No allowance for credit losses related to the acquired loans is recorded on the acquisition date, as the fair value of the acquired loans incorporates assumptions regarding credit risk. These fair value estimates associated with acquired loans, and based on a discounted cash flow model, include estimates related to market interest rates and undiscounted projections of future cash flows that incorporate expectations of prepayments and the amount and timing of principal, interest and other cash flows, as well as any shortfalls thereof.

At period-end after acquisition, the fair-valued acquired loans from each acquisition are reassessed to determine whether an addition to the allowance for credit losses is appropriate due to further credit quality deterioration. For further discussion of the methodology used in the determination of the allowance for credit losses for acquired loans, see “Financial Condition—Allowance for Credit Losses” below.

For further discussion of the Company’s acquisition and loan accounting, see Note 1 to the consolidated financial statements.

Goodwill and Intangible Assets—Goodwill and intangible assets that have indefinite useful lives are subject to an impairment test at least annually, or more often, if events or circumstances indicate that it is more likely than not that the fair value of the Company’s reporting unit is below the carrying value of its equity. Under Accounting Standards Codification (“ASC”) topic 350-20, “Intangibles—Goodwill and Other—Goodwill,” companies have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining the need to perform step one of the annual test for goodwill impairment. An entity has an unconditional option to bypass the qualitative assessment described in the preceding paragraph for any reporting unit in any period and proceed directly to performing the first step of the goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period.

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

The Company had no intangible assets with indefinite useful lives at December 31, 2015. Other identifiable intangible assets that are subject to amortization are being amortized on a non-pro rata basis over the years expected to be benefited, which the Company believes is between ten and fifteen years. These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value to carrying value. Based on the Company’s annual goodwill impairment test as of September 30, 2015, management does not believe any of its goodwill is impaired as of December 31, 2015, because the fair value of the Company’s equity exceeded its carrying value. While the Company believes no impairment existed at December 31, 2015, under accounting standards applicable at that date, different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation and financial condition or future results of operations.

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

2015 versus 2014. Net interest income before the provision for credit losses for 2015 was $630.5 million compared with $671.2 million for 2014, a decrease of $40.6 million or 6.1%. The decrease in net interest income was primarily due to a decrease in purchase accounting loan discount accretion of $43.8 million for the year ended December 31, 2015, partially offset by a decrease in interest expense of $4.5 million. The decrease in interest expense was due to the redemption of all junior subordinated debentures during the first quarter of 2015 and a decrease in the average balance for certificates and other time deposits. Interest income was $669.7 million in 2015, a decrease of $45.1 million or 6.3% compared with 2014. Interest income on loans was $475.4 million for 2015, a decrease of $50.3 million or 9.6% compared with 2014. This was primarily due to a decrease in purchase accounting loan discount accretion of $43.8 million from $95.9 million for the year ended December 31, 2014 to $52.1 million for the year ended December 31, 2015 and a 68-basis-point decrease in the average yield earned on loans, partially offset by an increase in average loans outstanding of $212.7 million. The Company had $94.7 million of total outstanding discounts on purchased loans, of which $60.4 million was accretable at December 31, 2015. Interest income on securities was $194.0 million during 2015, an increase of $5.3 million or 2.8% compared with 2014 due primarily to an increase in average securities of $818.4 million, partially offset by a 13-basis-point decrease in the average yield earned on securities. Average interest-bearing liabilities increased $453.0 million or 3.6% for 2015 compared with 2014 and the average rate paid decreased from 0.34% to 0.30% for the same time period, resulting in an overall decrease in interest expense of $4.5 million. During 2015, average noninterest-bearing deposits increased $336.7 million or 7.2% from $4.69 billion during 2014 to $5.02 billion during 2015. This increase in noninterest-bearing funds contributed to a decrease in total cost of funds to 0.22% during 2015 from 0.25% during 2014.

Net interest margin, defined as net interest income divided by average interest-earning assets, on a tax equivalent basis, was 3.38% for 2015, a decrease of 42 basis points compared with 3.80% for 2014.

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

Net interest margin, on a tax equivalent basis, was 3.80% for 2014, an increase of 22 basis points compared with 3.58% for 2013.

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

	Years Ended December 31,
	2015			2014			2013
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans	$9,200,765	$475,427	5.17%	$8,988,069	$525,716	5.85%	$6,202,897	$376,117	6.06%
Investment securities	9,541,443	194,003	2.03%	8,723,011	188,744	2.16%	7,932,782	162,993	2.05%
Federal funds sold and other earning assets	116,283	271	0.23%	143,754	335	0.23%	50,318	187	0.37%

Total interest-earning assets	18,858,491	$669,701	3.55%	17,854,834	$714,795	4.00%	14,185,997	$539,297	3.80%

Allowance for credit losses	(80,894)			(72,714)			(57,001)
Noninterest-earning assets	2,841,007			2,814,809			2,126,918

Total assets	$21,618,604			$20,596,929			$16,255,914

Liabilities and Shareholders’ Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$3,873,495	$8,776	0.23%	$3,516,987	$8,561	0.24%	$2,651,320	$7,917	0.30%
Savings and money market deposits	5,505,524	13,488	0.24%	5,355,967	13,406	0.25%	4,237,323	11,961	0.28%
Certificates and other time deposits	2,754,466	13,810	0.50%	3,129,710	15,904	0.51%	2,530,065	15,344	0.61%
Federal funds purchased and other borrowings	623,441	1,508	0.24%	144,570	772	0.53%	470,854	1,497	0.32%
Securities sold under repurchase agreements	329,745	818	0.25%	361,025	938	0.26%	443,231	1,201	0.27%
Junior subordinated debentures	29,443	791	2.69%	154,902	4,060	2.62%	91,584	2,551	2.79%

Total interest-bearing liabilities	13,116,114	39,191	0.30%	12,663,161	43,641	0.34%	10,424,377	40,471	0.39%

Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	5,024,379			4,687,680			3,345,594
Other liabilities	109,323			165,764			107,709

Total liabilities	18,249,816			17,516,605			13,877,680

Shareholders’ equity	3,368,788			3,080,324			2,378,234

Total liabilities and shareholders’ equity	$21,618,604			$20,596,929			$16,255,914

Net interest rate spread			3.25%			3.66%			3.41%
Net interest income and margin (1)		$630,510	3.34%		$671,154	3.76%		$498,826	3.52%

Net interest income and margin
(tax equivalent) (2)		$636,612	3.38%		$679,122	3.80%		$507,194	3.58%

(1)	The net interest margin is equal to net interest income divided by average interest-earning assets.
(2)	In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax equivalent adjustment has been computed using a federal income tax rate of 35% for the years ended December 31, 2015, 2014 and 2013 and other applicable effective tax rates.

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

	Years Ended December 31,
	2015 vs. 2014			2014 vs. 2013
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-Earning assets:
Loans	$12,441	$(62,730)	$(50,289)	$168,881	$(19,282)	$149,599
Securities	17,709	(12,450)	5,259	16,237	9,514	25,751
Federal funds sold and other temporary investments	(64)	—	(64)	348	(200)	148

Total increase (decrease) in interest income	30,086	(75,180)	(45,094)	185,466	(9,968)	175,498

Interest-Bearing liabilities:
Interest-bearing demand deposits	868	(653)	215	2,585	(1,941)	644
Savings and money market accounts	374	(292)	82	3,158	(1,713)	1,445
Certificates of deposit	(1,907)	(187)	(2,094)	3,637	(3,077)	560
Other borrowings	2,558	(1,822)	736	(1,037)	312	(725)
Securities sold under repurchase agreements	(81)	(39)	(120)	(223)	(40)	(263)
Junior subordinated debentures	(3,288)	19	(3,269)	1,764	(255)	1,509

Total increase (decrease) in interest expense	(1,476)	(2,974)	(4,450)	9,884	(6,714)	3,170

Increase (decrease) in net interest income	$31,562	$(72,206)	$(40,644)	$175,582	$(3,254)	$172,328

Provision for Credit Losses

The Company’s provision for credit losses is established through charges to income in the form of the provision in order to bring the Company’s allowance for credit losses to a level deemed appropriate by management based on the factors discussed under “Financial Condition—Allowance for Credit Losses.” The allowance for credit losses at December 31, 2015 was $81.4 million, representing 0.86% of total loans as of such date. Acquired loans were recorded at fair value based on a discounted cash flow valuation methodology that considers, among other things, interest rates, projected default rates, loss given default and recovery rates with no carryover of any existing allowance for credit losses. The provision for credit losses for the year ended December 31, 2015 was $7.6 million compared with $18.3 million for the year ended December 31, 2014 and $17.2 million for the year ended December 31, 2013. Net charge-offs for the years ended December 31, 2015, 2014 and 2013 were $6.9 million, $4.8 million and $2.5 million, respectively.

Noninterest Income

The Company’s primary sources of recurring noninterest income are NSF fees, credit, debit and ATM card income, and service charges on deposit accounts. The Company added to its brokerage and trust lines of business with the acquisition of FVNB on November 1, 2013. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method. For the year ended December 31, 2015, noninterest income totaled $120.8 million, a decrease of $51 thousand compared with 2014. The decrease was primarily due to a decrease in NSF fees and net gain on sale of assets, partially offset by an increase in mortgage income and other income.

For the year ended December 31, 2014, noninterest income totaled $120.8 million, an increase of $25.4 million or 26.6% compared with $95.4 million in 2013. This increase was primarily due to the increased service charges on the deposit accounts acquired in the F&M acquisition and the full year effect of the FVNB acquisition, including the additional brokerage and trust business. In addition, gain on the sale of assets increased $4.7 million during the year ended December 31, 2014 compared with the same period in 2013, primarily due to a $2.2 million gain on the sale of the agent bank credit card and agent bank merchant processing business of Bankers Credit Card Services, Inc., a subsidiary acquired as part of the acquisition of Coppermark, and gains on the sale of real property.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Years Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Nonsufficient funds (NSF) fees	$34,284	$37,048	$35,173
Credit card, debit card and ATM card income	23,534	22,889	22,463
Service charges on deposit accounts	17,095	16,452	12,864
Trust income	8,030	8,108	4,356
Mortgage income	5,720	4,264	4,038
Brokerage income	5,953	5,868	1,518
Bank owned life insurance income	5,548	5,189	3,635
Net gain (loss) on sale of assets	2,403	4,658	(13)
Other	18,214	16,356	11,393

Total noninterest income	$120,781	$120,832	$95,427

Noninterest Expense

For the year ended December 31, 2015, noninterest expense totaled $313.5 million, a decrease of $14.4 million or 4.4% compared with 2014. This decrease was mainly due to a decrease in salary and employee benefits, professional and legal fees and net occupancy and equipment expense.

For the year ended December 31, 2014, noninterest expense totaled $328.0 million, an increase of $80.8 million or 32.7% compared with $247.2 million for the same period in 2013. This increase was mainly due to the full year effect of the FVNB acquisition completed in November 2013 and the F&M acquisition completed in 2014. Additionally, the Company incurred $3.1 million of pre-tax merger related expenses during 2014. The merger related expenses are reflected on the Company’s income statement for the applicable periods and are reported primarily in the categories of salaries and benefits, data processing and professional and legal fees.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Years Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Salaries and employee benefits (1)	$192,872	$199,270	$148,494
Non-staff expenses:
Net occupancy and equipment	23,638	24,756	18,934
Credit and debit card, data processing and software amortization	15,782	15,790	11,908
Regulatory assessments and FDIC insurance	14,433	15,017	10,261
Property taxes	7,028	7,410	5,827
Core deposit intangibles amortization	9,530	9,940	6,145
Depreciation	12,959	13,730	10,593
Communications (2)	11,121	11,609	9,471
Other real estate expense	625	1,019	711
Professional and legal fees	3,044	5,636	3,573
Printing and supplies	2,158	2,427	2,616
Other	20,346	21,358	18,663

Total noninterest expense	$313,536	$327,962	$247,196

(1)	Total salaries and employee benefits include $11.1 million, $8.2 million and $4.2 million in 2015, 2014 and 2013, respectively, in stock based compensation expense.
(2)	Communications expense includes telephone, data circuits, postage, and courier expenses.

Salaries and Employee Benefits. Salaries and employee benefits were $192.9 million for the year ended December 31, 2015, a decrease of $6.4 million or 3.2% compared with 2014. This was primarily due to a decrease in FTEs and a decrease in incentive compensation. Salaries and employee benefits increased $50.8 million or 34.2% to $199.3 million at December 31, 2014, compared with $148.5 million at December 31, 2013, primarily due to the full year effect of the FVNB acquisition and the F&M acquisition completed during 2014. The number of FTEs employed by the Company were 3,037, 3,096 and 2,995 at December 31, 2015, 2014 and 2013, respectively. Total salaries and benefits for the year ended December 31, 2015 include $11.1 million in stock based compensation expense compared with $8.2 million and $4.2 million recorded for the years ended December 31, 2014 and 2013, respectively. This increase was primarily due to the stock awards granted during 2015.

Debit Card, Data Processing and Software Amortization. Debit card, data processing and software amortization expenses were $15.8 million, $15.8 million and $11.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. There was no significant change or event related to debit cards, data processing, and software amortization during 2015 to result in a substantial shift in expense compared with 2014.

Regulatory Assessments and FDIC Insurance. Regulatory assessments and FDIC insurance assessments were $14.4 million for the year ended December 31, 2015, a decrease of $584 thousand or 3.9%, compared with $15.0 million for the year ended December 31, 2014. The decrease was primarily due to a decrease in FDIC insurance assessment fees. Assessments for the year ended December 31, 2014 increased $4.8 million to $15.0 million compared to $10.3 million for the year ended December 31, 2013. This increase was primarily due to the increase in deposits as a result of the FVNB and F&M acquisitions.

Property Taxes. Property taxes were $7.0 million for the year ended December 31, 2015, a decrease of $382 thousand or 5.2% compared with 2014. Property taxes increased $1.6 million or 27.2% to $7.4 million at December 31, 2014, compared with $5.8 million at December 31, 2013. This was primarily due to the additional property acquired from F&M and FVNB.

Core Deposit Intangibles Amortization. Core deposit intangibles (“CDI”) amortization was $9.5 million for the year ended December 31, 2015, a decrease of $410 thousand or 4.1% compared with $9.9 million for the year ended December 31, 2014. This decrease was primarily due to a reduction in the annual amortization rate of certain previously recognized intangible assets. CDI amortization increased $3.8 million or 61.8% to $9.9 million at December 31, 2014, compared with $6.1 million for the year ended December 31, 2013. The increase in CDI for 2014 compared to 2013 was primarily attributable to the full year effect of the FVNB acquisition and the F&M acquisition completed during 2014. CDI are being amortized on a non-pro rata basis over an estimated life of 10 to 15 years.

Other Real Estate. Other real estate expense was $625 thousand for the year ended December 31, 2015, a decrease of $394 thousand or 38.7%, compared with $1.0 million for the year ended December 31, 2014. The decrease in other real estate expense was due primarily to decreased other real estate carrying cost. Other real estate expense increased $308 thousand or 43.3% to $1.0 million for the year ended December 31, 2014 compared with $711 thousand for the year ended December 31, 2013. The increase in other real estate expense was due primarily to an increase in other real estate carrying costs as a result of the acquisition in 2014.

Professional and Legal Fees. Professional and legal fees were $3.0 million for the year ended December 31, 2015, a decrease of $2.6 million or 46.0% compared with $5.6 million for the year ended December 31, 2014. This decrease was primarily due to less acquisition-related legal and professional fees and less consulting activity needed to comply with regulatory requirements. Professional and legal fees increased $2.1 million or 57.7% for the year ended December 31, 2014, compared with $3.6 million for the year ended December 31, 2013. The increase was primarily due to an increase in consulting and professional fees related to additional regulatory requirements.

Efficiency Ratio

The efficiency ratio is a supplemental financial measure utilized in management’s internal evaluation of the Company and is not defined under generally accepted accounting principles (“GAAP”). The efficiency ratio is calculated by dividing total noninterest expense, excluding credit loss provisions, by net interest income plus noninterest income, excluding net gains and losses on the sale of securities and on the sale of assets. Taxes are not part of this calculation. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources. The Company’s efficiency ratio was 41.87% for the year ended December 31, 2015, compared with 41.81% for the year ended December 31, 2014. The efficiency ratios for 2015, 2014, and 2013 were impacted by pre-tax merger-related expenses of $120 thousand, $3.1 million, and $3.2 million, respectively. The Company’s efficiency ratio was 41.60% for the year ended December 31, 2013.

Income Taxes

The amount of federal and state income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other nondeductible expenses. Income tax expense was $143.5 million for the year ended December 31, 2015, a decrease of $4.8 million or 3.2% compared with $148.3 million for the year ended December 31, 2014.The decrease was primarily attributable to lower pre-tax net earnings for the year ended December 31, 2015. Income tax expense increased $39.9 million or 36.8% for the year ended December 31, 2014, compared with $108.4 million for the year ended December 31, 2013. The increase was primarily attributable to higher pre-tax net earnings for the year ended December 31, 2014. The effective tax rate for the years ended December 31, 2015, 2014 and 2013 was 33.4%, 33.3% and 32.9%, respectively. The effective income tax rates differed from the U.S. statutory rate of 35% during the comparable periods primarily due to the effect of tax-exempt income from loans and securities.

Impact of Inflation

The Company’s consolidated financial statements and related notes included in this Annual Report on Form 10-K have been prepared in accordance with GAAP. These require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative value of money over time due to inflation or recession.

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

Financial Condition

Loan Portfolio

At December 31, 2015, total loans were $9.44 billion, an increase of $194.4 million or 2.1%, compared with $9.24 billion at December 31, 2014. Loans at December 31, 2015 included $23.9 million of loans held for sale. At December 31, 2015, total loans were 53.4% of deposits and 42.8% of total assets. At December 31, 2014, total loans were $9.24 billion, an increase of $1.47 billion or 18.9%, compared with $7.78 billion at December 31, 2013. Loans at December 31, 2014 included $8.6 million of loans held for sale. Loan growth was impacted by the acquisition of F&M. As of March 31, 2014 (the day prior to acquisition), F&M reported, on a consolidated basis, total loans of $1.74 billion.

The following table summarizes the Company’s total loan portfolio by type of loan as of the dates indicated:

	December 31,
	2015		2014		2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$1,692,246	17.9%	$1,806,267	19.5%	$1,279,777	16.5%	$771,114	14.9%	$406,433	10.8%
Real estate:
Construction, land development and other land loans	1,073,198	11.4%	1,026,475	11.1%	865,511	11.1%	550,768	10.6%	482,140	12.8%
1-4 family residential (1)	2,360,798	25.0%	2,250,251	24.3%	1,870,365	24.1%	1,255,765	24.2%	1,007,266	26.7%
Home equity	279,867	2.9%	271,930	3.0%	261,355	3.4%	186,801	3.6%	146,999	3.9%
Commercial real estate (including multifamily residential) (2)	3,131,083	33.2%	3,030,340	32.8%	2,753,797	35.2%	1,990,642	38.5%	1,441,226	38.3%
Farmland	434,349	4.6%	361,943	3.9%	332,648	4.3%	211,156	4.1%	136,008	3.6%
Agriculture	214,469	2.3%	189,703	2.1%	198,610	2.6%	74,481	1.4%	34,226	0.9%
Consumer	142,363	1.5%	160,595	1.7%	146,942	1.9%	103,725	2.0%	78,187	2.1%
Other	110,216	1.2%	146,679	1.6%	66,216	0.9%	35,488	0.7%	33,421	0.9%

Total loans (3)	$9,438,589	100.0%	$9,244,183	100.0%	$7,775,221	100.0%	$5,179,940	100.0%	$3,765,906	100.0%

(1)	Includes loans held for sale of $23.9 million, $8.6 million, $2.2 million and $10.4 million at December 31, 2015, 2014, 2013 and 2012, respectively. There were no loans held for sale at December 31, 2011.
(2)	Commercial real estate loans include approximately $1.42 billion, $1.51 billion, $1.49 billion, $1.05 billion and $727 thousand of owner-occupied loans for the years ended December 31, 2015, 2014, 2013, 2012 and 2011, respectively.
(3)	Includes fair value discounts on acquired loans of $94.7 million, $161.4 million, $133.3 million, $79.9 million and $109 thousand at December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

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

	December 31, 2015
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total Loans
	(dollars in thousands)
Residential mortgage loans held for sale	$23,933	$—	$—	$—	$23,933

Commercial and industrial	1,038,118	419,932	218,583	15,613	1,692,246
Real estate:
Construction, land development and other land loans	954,587	64,158	53,533	920	1,073,198
1-4 family residential (including home equity)	2,115,857	88,852	406,754	5,269	2,616,732
Commercial real estate (including multi-family residential)	2,204,662	327,192	581,599	17,630	3,131,083
Farmland	335,689	18,188	80,082	390	434,349
Agriculture	143,265	66,415	4,785	4	214,469
Consumer and other	196,859	25,289	30,431	—	252,579

Total loans held for investment	6,989,037	1,010,026	1,375,767	39,826	9,414,656

Total	$7,012,970	$1,010,026	$1,375,767	$39,826	$9,438,589

	December 31, 2014
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total Loans
	(dollars in thousands)
Residential mortgage loans held for sale	$8,602	$—	$—	$—	$8,602

Commercial and industrial	846,665	518,855	414,647	26,100	1,806,267
Real estate:
Construction, land development and other land loans	801,321	114,066	109,946	1,142	1,026,475
1-4 family residential (including home equity)	1,877,843	94,331	535,479	5,926	2,513,579
Commercial real estate (including multi-family residential)	1,883,267	263,904	859,702	23,467	3,030,340
Farmland	244,162	13,520	103,809	452	361,943
Agriculture	105,448	72,051	12,149	55	189,703
Consumer and other	189,161	56,839	61,274	—	307,274

Total loans held for investment	5,947,867	1,133,566	2,097,006	57,142	9,235,581

Total	$5,956,469	$1,133,566	$2,097,006	$57,142	$9,244,183

The Company’s commercial real estate loans (including multifamily residential) increased $100.7 million or 3.3% to $3.13 billion at December 31, 2015 from $3.03 billion at December 31, 2014. The Company’s 1-4 family residential mortgage loans (including home equity) increased $103.2 million or 4.1% to $2.62 billion at December 31, 2015 from $2.51 billion at December 31, 2014. These increases were primarily related to legacy loan growth.

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

Included in commercial loans are commitments to oil and gas producers secured by proven, developed and producing reserves and commitments to service, equipment and midstream companies secured mainly by accounts receivable, inventory and equipment. Mineral reserve values supporting commitments to producers are normally re-determined semi-annually using reserve studies prepared by a third-party or the Company’s oil and gas engineer. Accounts receivable and inventory borrowing bases for service companies are typically re-determined monthly. Funding requests by both producers and service companies are monitored relative to the most recently determined borrowing base. As of December 31, 2015, the Company had $178.6 million in funded commitments outstanding to oil and gas production companies and $80.3 million in unfunded commitments, for a total of $258.9 million. This compares with funded commitments to production companies of $272.0 million as of December 31, 2014 and $165.3 million in unfunded commitments, for a total of $437.3 million. Total unfunded commitments to producers include letters of credit issued in lieu of oil well plugging bonds. As of December 31, 2015, the Company had outstanding $220.5 million in funded commitments to service companies and $116.1 million in unfunded commitments for a total of $336.6 million. This compares with funded commitments to service companies of $228.4 million as of December 31, 2014 and $121.5 million in unfunded commitments, for a total of $349.9 million.

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

The contractual maturity ranges of the Company’s loan portfolio by type of loan and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of December 31, 2015 are summarized in the following table. Contractual maturities are based on contractual amounts outstanding and do not include loan purchase discounts of $94.7 million or loans held for sale of $23.9 million at December 31, 2015:

	One Year or Less	Through Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial and industrial	$731,217	$550,102	$448,385	$1,729,704
Real estate:
Construction, land development and other land loans	392,126	203,575	480,272	1,075,973
1-4 family residential (includes home equity)	32,340	160,107	2,436,915	2,629,362
Commercial (includes multi-family residential)	132,036	397,469	2,637,566	3,167,071
Agriculture (includes farmland)	179,370	71,251	402,704	653,325
Consumer and other	91,853	87,907	74,171	253,931

Total	$1,558,942	$1,470,411	$6,480,013	$9,509,366

Loans with a predetermined interest rate	$452,884	$728,612	$2,721,442	$3,902,938
Loans with a floating interest rate	1,106,058	741,799	3,758,571	5,606,428

Total	$1,558,942	$1,470,411	$6,480,013	$9,509,366

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

As part of the on-going monitoring of the Company’s loan portfolio and the methodology for calculating the allowance for credit losses, management grades each loan from 1 to 9. Depending on the grade, loans in the same grade are aggregated and a loss factor is applied to the total loans in the group to determine the allowance for credit losses. For certain loans in risk grades 7 to 9, a specific reserve may be required.

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

The following table presents information regarding past due loans and nonperforming assets at the dates indicated:

	December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Nonaccrual loans (1)	$39,711	$31,422	$10,231	$5,382	$3,578
Accruing loans 90 or more days past due	614	2,193	4,947	331	—

Total nonperforming loans	40,325	33,615	15,178	5,713	3,578
Repossessed assets	171	67	27	68	146
Other real estate	2,963	3,237	7,299	7,234	8,328

Total nonperforming assets	$43,459	$36,919	$22,504	$13,015	$12,052

(1)	Includes troubled debt restructurings of $681 thousand, $911 thousand, $1.4 million, $3.6 million and $5.3 million for the years ended December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

The following tables present information regarding past due loans and nonperforming assets differentiated among legacy loans, acquired legacy loans, Non-PCI loans and PCI loans at the dates indicated:

	December 31, 2015
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total Loans
	(Dollars in thousands)
Nonaccrual loans	$20,800	$7,361	$4,254	$7,296	$39,711
Accruing loans 90 or more days past due	—	614	—	—	614

Total nonperforming loans	20,800	7,975	4,254	7,296	40,325
Repossessed assets	5	10	56	100	171
Other real estate	657	110	1,743	453	2,963

Total nonperforming assets	$21,462	$8,095	$6,053	$7,849	$43,459

Nonperforming assets to total loans and other real estate by category	0.31%	0.80%	0.44%	19.49%	0.46%

	December 31, 2014
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total Loans
	(Dollars in thousands)
Nonaccrual loans	$4,197	$11,194	$2,947	$13,084	$31,422
Accruing loans 90 or more days past due	377	1,816	—	—	2,193

Total nonperforming loans	4,574	13,010	2,947	13,084	33,615
Repossessed assets	12	—	55	—	67
Other real estate	1,608	23	1,556	50	3,237

Total nonperforming assets	$6,194	$13,033	$4,558	$13,134	$36,919

Nonperforming assets to total loans and other real estate by category	0.10%	1.15%	0.22%	22.96%	0.40%

The Company had $43.5 million in nonperforming assets at December 31, 2015 compared with $36.9 million at December 31, 2014 and $22.5 million at December 31, 2013. The nonperforming assets consisted of 147 separate credits or ORE properties at December 31, 2015, compared with 169 at December 31, 2014 and 203 at December 31, 2013. If interest on nonaccrual loans had been accrued under the original loan terms, approximately $3.9 million, $2.7 million and $440 thousand would have been recorded as income for the years ended December 31, 2015, 2014 and 2013, respectively.

At December 31, 2015, of the total nonperforming assets, $21.5 million resulted from legacy loans, $8.1 million resulted from acquired legacy loans, $6.1 million resulted from Non-PCI loans and $7.8 million resulted from PCI loans. At December 31, 2014, of the total nonperforming assets, $6.2 million resulted from legacy loans, $13.0 million resulted from acquired legacy loans, $4.6 million resulted from Non-PCI loans and $13.1 million from PCI loans. A PCI loan becomes impaired when there is a deterioration in projected cash flows after acquisition.

Nonperforming assets were 0.46% of total loans and other real estate at December 31, 2015 compared with 0.40% of total loans and other real estate at December 31, 2014. Nonperforming assets attributable to legacy loans were 0.31% of total legacy loans and other real estate at December 31, 2015 compared with 0.10% of total legacy loans and other real estate at December 31, 2014. Nonperforming assets attributable to acquired legacy loans were 0.80% of total acquired legacy loans and other real estate at December 31, 2015 compared with 1.15% of total acquired legacy loans and other real estate at December 31, 2014. Nonperforming assets attributable to Non-PCI loans were 0.44% of total Non-PCI loans and other real estate at December 31, 2015 compared with 0.22% of total Non-PCI loans and other real estate at December 31, 2014. Nonperforming assets attributable to PCI loans were 19.49% of total PCI loans and other real estate at December 31, 2015 compared with 22.96% of total PCI loans and other real estate at December 31, 2014.

The Company had three loans modified in troubled debt restructurings (TDRs) for the year ended December 31, 2015 with a recorded year end investment of $279 thousand and a balance of $650 thousand at date of restructure. Total TDRs outstanding totaled $681 thousand at December 31, 2015.

Allowance for Credit Losses

The following table presents, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Average loans outstanding	$9,200,765	$8,988,069	$6,202,897	$4,514,171	$3,648,701

Gross loans outstanding at end of period	$9,438,589	$9,244,183	$7,775,221	$5,179,940	$3,765,906

Allowance for credit losses at beginning of period	$80,762	$67,282	$52,564	$51,594	$51,584
Provision for credit losses	7,560	18,275	17,240	6,100	5,200
Charge-offs:
Commercial and industrial	(7,696)	(818)	(672)	(674)	(1,694)
Real estate and agriculture	(1,150)	(3,458)	(1,423)	(4,337)	(3,927)
Consumer and other	(3,304)	(5,674)	(3,398)	(2,885)	(1,229)
Recoveries:
Commercial and industrial	3,322	466	348	815	481
Real estate and agriculture	600	1,561	1,330	342	472
Consumer and other	1,290	3,128	1,293	1,609	707

Net charge-offs	(6,938)	(4,795)	(2,522)	(5,130)	(5,190)

Allowance for credit losses at end of period	$81,384	$80,762	$67,282	$52,564	$51,594

Ratio of allowance to end of period loans	0.86%	0.87%	0.87%	1.01%	1.37%
Ratio of net charge-offs to average loans	0.08%	0.05%	0.04%	0.11%	0.14%
Ratio of allowance to end of period nonperforming loans	201.8%	240.3%	443.3%	920.1%	1442.0%

The allowance for credit losses as a percentage of total nonperforming loans was 201.8% at December 31, 2015 and 240.3% at December 31, 2014.

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

As described in the section captioned “Critical Accounting Policies” above, the Company’s determination of the allowance for credit losses involves a high degree of judgment and complexity. The Company’s analysis of qualitative, or environmental, factors on pools of loans with common risk characteristics, in combination with the quantitative historical loss information and specific reserves, provides the Company with an estimate of inherent losses. The allowance must reflect changes in the balance of loans subject to the allowance methodology, as well as the estimated imminent losses associated with those loans. In the Company’s case, the $622 thousand increase in the allowance for credit losses for the year ended December 31, 2015 was primarily attributable to specific reserves identified for loans with deteriorated credit quality and an increase in loans subject to the allowance methodology, partially offset by improved internal environmental factors.

The following table shows the allocation of the allowance for credit losses among various categories of loans and certain other information as of the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any loan category.

	December 31,
	2015		2014		2013		2012		2011
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars in thousands)
Balance of allowance for credit losses applicable to:
Commercial and industrial	$33,409	17.9%	$30,002	19.5%	$8,167	16.5%	$5,777	14.9%	$3,826	10.8%
Real estate	42,769	72.5%	44,946	71.2%	56,234	73.9%	45,458	76.9%	46,587	85.3%
Agriculture and agriculture real estate	3,845	6.9%	3,722	6.0%	1,229	6.8%	764	5.5%	123	0.9%
Consumer and other	1,361	2.7%	2,092	3.3%	1,652	2.8%	565	2.7%	1,058	3.0%

Total allowance for credit losses	$81,384	100.0%	$80,762	100.0%	$67,282	100.0%	$52,564	100.0%	$51,594	100.0%

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

	As of and for the Year Ended December 31, 2015
	Legacy Loans	Acquired Loans	Total
	(Dollars in thousands)
Average loans outstanding	$6,396,941	$2,803,824	$9,200,765

Gross loans outstanding at end of period	$7,012,970	$2,425,619	$9,438,589

Allowance for credit losses at beginning of period	$61,745	$19,017	$80,762
Provision for credit losses	5,173	2,387	7,560
Charge-offs:
Commercial and industrial	(2,628)	(5,068)	(7,696)
Real estate and agriculture	(694)	(456)	(1,150)
Consumer and other	(3,222)	(82)	(3,304)
Recoveries:
Commercial and industrial	2,709	613	3,322
Real estate and agriculture	539	61	600
Consumer and other	1,287	3	1,290

Net charge-offs	(2,009)	(4,929)	(6,938)

Allowance for credit losses at end of period	$64,909	$16,475	$81,384

Ratio of allowance to end of period loans	0.93%	0.68%	0.86%
Ratio of net charge-offs to average loans	0.03%	0.18%	0.08%
Ratio of allowance to end of period nonperforming loans	312.1%	84.4%	201.8%

	As of and for the Year Ended December 31, 2014
	Legacy Loans	Acquired Loans	Total
	(Dollars in thousands)
Average loans outstanding	$5,495,000	$3,493,069	$8,988,069

Gross loans outstanding at end of period	$5,956,469	$3,287,714	$9,244,183

Allowance for credit losses at beginning of period	$60,115	$7,167	$67,282
Provision for credit losses	2,715	15,560	18,275
Charge-offs:
Commercial and industrial	(310)	(508)	(818)
Real estate and agriculture	(471)	(2,987)	(3,458)
Consumer and other	(5,276)	(398)	(5,674)
Recoveries:
Commercial and industrial	359	107	466
Real estate and agriculture	1,557	4	1,561
Consumer and other	3,056	72	3,128

Net charge-offs	(1,085)	(3,710)	(4,795)

Allowance for credit losses at end of period	$61,745	$19,017	$80,762

Ratio of allowance to end of period loans	1.04%	0.58%	0.87%
Ratio of net charge-offs to average loans	0.02%	0.11%	0.05%
Ratio of allowance to end of period nonperforming loans	1349.9%	65.5%	240.3%

The Company had gross charge-offs on legacy loans of $6.5 million during the year ended December 31, 2015 compared with $6.1 million during the year ended December 31, 2014. Partially offsetting these charge-offs were recoveries on legacy loans of $4.5 million for the year ended December 31, 2015 compared with $5.0 million for the year ended December 31, 2014. Total charge-offs for the year ended December 31, 2015 were $12.2 million, partially offset by total recoveries of $5.2 million. Total charge-offs for the year ended December 31, 2014 were $10.0 million, partially offset by total recoveries of $5.2 million.

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

	December 31, 2015
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total Allowance	Percent of Loans to Total Loans
	(Dollars in thousands)
Balance of allowance for credit losses applicable to:
Commercial and industrial	$21,660	$8,969	$1,944	$836	$33,409	17.9%
Real estate	39,321	3,133	315	—	42,769	72.5%
Agriculture and agriculture real estate	2,645	1,162	38	—	3,845	6.9%
Consumer and other	1,283	59	19	—	1,361	2.7%

Total allowance for credit losses	$64,909	$13,323	$2,316	$836	$81,384	100.0%

	December 31, 2014
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total Allowance	Percent of Loans to Total Loans
	(Dollars in thousands)
Balance of allowance for credit losses applicable to:
Commercial and industrial	$17,511	$11,818	$673	$—	$30,002	19.5%
Real estate	40,138	4,580	228	—	44,946	71.2%
Agriculture and agriculture real estate	2,278	1,440	4	—	3,722	6.0%
Consumer and other	1,818	123	151	—	2,092	3.3%

Total allowance for credit losses	$61,745	$17,961	$1,056	$—	$80,762	100.0%

At December 31, 2015, the allowance for credit losses totaled $81.4 million or 0.86% of total loans. At December 31, 2014, the allowance for credit losses totaled $80.8 million or 0.87% of total loans, and at December 31, 2013, the allowance totaled $67.3 million or 0.87% of total loans. The allowance for credit losses totaled $81.4 million at December 31, 2015 compared with $80.8 million at December 31, 2014, an increase of $622 thousand or 0.8%.

At December 31, 2015, $64.9 million of the allowance was attributable to legacy loans, an increase of $3.2 million or 5.1% compared with the allowance of $61.7 million attributable to legacy loans at December 31, 2014. This increase was primarily attributable to specific reserves identified for an impaired commercial and industrial loan and an increase in loans subject to the allowance methodology, partially offset by improved internal environmental factors.

At December 31, 2015 $13.3 million of the allowance was attributable to acquired legacy loans compared with $18.0 million of the allowance at December 31, 2014, a decrease of $4.6 million or 25.8%. This decrease was primarily due to improved internal environmental factors and a decline in the dollar balance of acquired legacy loans.

At December 31, 2015, $2.3 million of the allowance was attributable to Non-PCI loans compared with $1.1 million of the allowance at December 31, 2014, an increase of $1.3 million or 119.3%. This increase was primarily attributable to specific reserves identified for a commercial and industrial participation loan that had deteriorated in credit quality, partially offset by improved internal environmental factors.

At December 31, 2015, $836 thousand of the allowance was attributable to PCI loans compared with no allowance at December 31, 2014. This increase was primarily due to specific reserves identified for a commercial and industrial loan that had deteriorated in credit quality, partially offset by improved internal environmental factors.

At December 31, 2015, the Company had $94.7 million of total outstanding discounts on Non-PCI and PCI loans, of which $60.4 million was accretable.

The Company believes that the allowance for credit losses at December 31, 2015 is adequate to cover estimated losses in the loan portfolio as of such date. There can be no assurance, however, that the Company will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at December 31, 2015.

Securities

The Company uses its securities portfolio to manage interest rate risk and as a source of income and liquidity for cash requirements. At December 31, 2015, the carrying amount of investment securities totaled $9.50 billion, an increase of $456.7 million or 5.0% compared with $9.05 billion at December 31, 2014. The increase in the securities portfolio during 2015 was primarily due to excess liquidity throughout the year. At December 31, 2015, securities represented 43.1% of total assets compared with 42.1% of total assets at December 31, 2014.

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

The following table summarizes the carrying value by classification of securities as of the dates shown:

	December 31,
	2015		2014		2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$5,463	$5,485	$14,402	$14,585	$28,578	$29,375
Collateralized mortgage obligations	25,991	25,916	33,519	33,573	483	489
Mortgage-backed securities	55,884	58,971	79,153	84,483	108,316	115,137
Other securities	12,588	12,692	12,588	12,758	12,589	12,477

Total	$99,926	$103,064	$139,662	$145,399	$149,966	$157,478

Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$47,598	$48,396	$52,353	$52,639	$62,931	$62,042
States and political subdivisions	363,505	370,043	404,356	409,081	439,235	441,345
Corporate debt securities	—	—	—	—	513	518
Collateralized mortgage obligations	2,107	2,122	19,585	19,792	50,034	50,993
Mortgage-backed securities	8,986,153	8,972,614	8,424,083	8,467,180	7,514,257	7,432,444

Total	$9,399,363	$9,393,175	$8,900,377	$8,948,692	$8,066,970	$7,987,342

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

As of December 31, 2015, management does not have the intent to sell any of the securities classified as available for sale and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. As of December 31, 2015, management believes any impairment in the Company’s securities is temporary and no impairment loss has been realized in the Company’s consolidated statement of income. The Company recorded no other-than-temporary impairment charges in 2015, 2014 or 2013.

The following table summarizes the contractual maturity of securities and their weighted average yields as of December 31, 2015. The contractual maturity of a mortgage-backed security is the date at which the last underlying mortgage matures. Available for sale securities are shown at fair value and held to maturity securities are shown at amortized cost. For purposes of the table below, tax-exempt states and political subdivisions are calculated on a tax equivalent basis.

	December 31, 2015
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$3,511	0.69%	$44,087	0.81%	$—	—	$—	—	$47,598	2.03%
States and political subdivisions	30,431	2.59%	139,770	2.56%	148,189	2.62%	50,600	-0.19%	368,990	2.21%
Other Securities	12,692	2.29%	—	—	—	—	—	—	12,692	2.29%
Collateralized mortgage obligations	—	—	—	—	1,294	2.62%	26,729	0.51%	28,023	0.61%
Mortgage-backed securities	56	4.73%	319,118	3.93%	1,127,043	2.78%	7,598,907	2.14%	9,045,124	2.28%

Total	$46,690	2.37%	$502,975	3.39%	$1,276,526	2.76%	$7,676,236	2.12%	$9,502,427	2.28%

The contractual maturity of mortgage-backed securities and collateralized mortgage obligations is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities monthly pay downs cause the average lives of the securities to be much different than their stated lives. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal and consequently, the average life of this security will be lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security. The weighted average life of the Company’s complete portfolio is 4.15 years with a modified duration of 3.83 years at December 31, 2015.

At December 31, 2015 and 2014, the Company did not own securities of any one issuer (other than the U.S. government and its agencies) for which aggregate adjusted cost exceeded 10% of the consolidated shareholders’ equity at such respective dates.

The average tax equivalent yield of the securities portfolio was 2.28% as of December 31, 2015 compared with 2.33% as of December 31, 2014 and 2.39% as of December 31, 2013. The decrease in yields were primarily due to the Company reinvesting funds at lower rates in 2015 and 2014 compared with 2014 and 2013, respectively. The average yield excluding the tax equivalent adjustment was 2.03% for the year ended December 31, 2015 compared with 2.16% for the year ended December 31, 2014 and 2.05% for the year ended December 31, 2013. The overall non-acquisition growth in the average securities portfolio over the comparable periods was primarily funded by average deposit growth and other borrowings.

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

Unlike U.S. Treasury and U.S. government agency securities, which have a lump sum payment at maturity, mortgage-backed securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. Premiums and discounts on mortgage-backed securities are amortized over the expected life of the security and may be impacted by prepayments. As such, mortgage-backed securities which are purchased at a premium will generally suffer decreasing net yields as interest rates drop because home owners tend to refinance their mortgages resulting in prepayments and an acceleration of premium amortization. Securities purchased at a discount will obtain higher net yields in a decreasing interest rate environment as prepayments result in a acceleration of discount accretion. At December 31, 2015, 84.0% of the mortgage-backed securities held by the Company had contractual final maturities of more than ten years with a weighted average life of 4.52 years.

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

Total deposits at December 31, 2015, were $17.68 billion, a decrease of $12.0 million or 0.1% compared with $17.69 billion at December 31, 2014. Total deposits at December 31, 2014 were $17.69 billion, an increase of $2.40 billion or 15.7% compared with $15.29 billion at December 31, 2013 due primarily to the F&M acquisition completed during 2014 which added approximately $2.27 billion in deposits at acquisition date. Excluding deposits from this acquisition, deposits increased 2.2% for the year ended December 31, 2014, compared with their level at December 31, 2013. Noninterest-bearing deposits at December 31, 2015 were $5.14 billion compared with $4.94 billion at December 31, 2014, an increase of $200.2 million or 4.1%. Noninterest-bearing deposits at December 31, 2014 were $4.94 billion compared with $4.11 billion at December 31, 2013, an increase of $827.6 million or 20.1%. Interest-bearing deposits at December 31, 2015 were $12.54 billion, a decrease of $212.2 million or 1.7% compared with $12.76 billion at December 31, 2014. Interest-bearing deposits at December 31, 2014, were $12.76 billion, an increase of $1.58 billion or 14.1% compared with $11.18 billion at December 31, 2013.

The daily average balances and weighted average rates paid on deposits for each of the years ended December 31, 2015, 2014 and 2013 are presented below:

	Years Ended December 31,
	2015		2014		2013
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Interest-bearing checking	$3,873,495	0.23%	$3,516,987	0.24%	$2,651,320	0.30%
Regular savings	1,859,257	0.20	1,688,541	0.20	1,398,274	0.21
Money market savings	3,646,267	0.27	3,667,426	0.27	2,839,049	0.32
Time deposits	2,754,466	0.50	3,129,710	0.51	2,530,065	0.61

Total interest-bearing deposits	12,133,485	0.30	12,002,664	0.32	9,418,708	0.37
Noninterest-bearing deposits	5,024,379	—	4,687,680	—	3,345,594	—

Total deposits	$17,157,864	0.21%	$16,690,344	0.23%	$12,764,302	0.28%

The Company’s ratio of average noninterest-bearing deposits to average total deposits for the years ended December 31, 2015, 2014 and 2013 was 29.3%, 28.1% and 26.2%, respectively.

The following table sets forth the amount of the Company’s certificates of deposit that are $100,000 or greater by time remaining until maturity at December 31, 2015 (dollars in thousands):

Three months or less	$434,680	29.9%
Over three through six months	316,201	21.7
Over six through 12 months	354,227	24.3
Over 12 months	351,601	24.1

Total	$1,456,709	100.0%

Other Borrowings

The Company utilizes borrowings to supplement deposits to fund its lending and investment activities. Borrowings consist of funds from the Federal Home Loan Bank (“FHLB”) and securities sold under repurchase agreements.

The following table presents the Company’s borrowings at December 31, 2015 and 2014:

	FHLB Advances	FHLB Long-Term Notes Payable	Securities Sold Under Repurchase Agreements
	(Dollars in thousands)
December 31, 2015
Amount outstanding at year-end	$485,000	$6,399	$315,253
Weighted average interest rate at year-end	0.31%	5.64%	0.25%
Maximum month-end balance during the year	$920,000	$8,655	$351,436
Average balance outstanding during the year	$616,534	$6,906	$329,745
Weighted average interest rate during the year	0.18%	5.62%	0.25%
December 31, 2014
Amount outstanding at year-end	$—	$8,724	$315,523
Weighted average interest rate at year-end	—	5.43%	0.26%
Maximum month-end balance during the year	$910,000	$10,689	$432,640
Average balance outstanding during the year	$134,370	$10,200	$361,025
Weighted average interest rate during the year	0.17%	5.35%	0.26%

FHLB advances and long-term notes payable—The Company has an available line of credit with the FHLB of Dallas, which allows the Company to borrow on a collateralized basis. The Company’s FHLB advances are typically considered short-term, overnight borrowings used to manage liquidity as needed. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At December 31, 2015, the Company had total funds of $5.25 billion available under this agreement, of which a total amount of $491.4 million was outstanding. Short-term overnight FHLB advances were $485.0 million at December 31, 2015 with a weighted average interest rate of 0.31%. Long-term notes payable were $6.4 million at December 31, 2015, with an average interest rate of 5.64%. The maturity dates on the FHLB notes payable range from the years 2016 to 2028 and have interest rates ranging from 4.51% to 6.10%.

Securities sold under repurchase agreements with Company customers—At December 31, 2015, the Company had $315.3 million in securities sold under repurchase agreements compared with $315.5 million at December 31, 2014, with weighted average rates paid of 0.25% and 0.26% for the years ended December 31, 2015 and 2014, respectively. Repurchase agreements are generally settled on the following business day; however, approximately $10.9 million of repurchase agreements outstanding at December 31, 2015 have maturity dates ranging from 10 to 24 months. All securities sold under agreements to repurchase are collateralized by certain pledged securities.

Junior Subordinated Debentures

During the first quarter of 2015, the Company redeemed all of its outstanding junior subordinated debentures. Accordingly, as of December 31, 2015, the Company had no junior subordinated debentures outstanding compared with $167.5 million outstanding at December 31, 2014.

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

The Company manages its exposure to interest rates by structuring its balance sheet in the ordinary course of business. The Company does not enter into instruments such as leveraged derivatives, interest rate swaps, financial options, financial future contracts or forward delivery contracts for the purpose of reducing interest rate risk. Based upon the nature of the Company’s operations, with the exception of how commodity prices may impact the Company’s borrowers’ ability to repay loans, the Company is not subject to foreign exchange or commodity price risk. The Company does not own any trading assets.

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

The Company utilizes static balance sheet rate shocks to estimate the potential impact on net interest income of changes in interest rates under various rate scenarios. This analysis estimates a percentage of change in the metric from the stable rate base scenario versus alternative scenarios of rising and falling market interest rates by instantaneously shocking a static balance sheet. The following table summarizes the simulated change in net interest income at the 12-month horizon as of December 31, 2015.

Change in Interest Rates (Basis Points)	Percent Change in Net Interest Income
+200	(1.0)%
+100	(0.1)%
Base	0.0%
-100	(7.1)%

The results are significantly influenced by the behavior of demand, money market and savings deposits during such rate fluctuations. The Company has found that, historically, interest rates on these deposits change more slowly than changes in the discount and federal funds rates. This assumption is incorporated into the simulation model and is generally not fully reflected in a GAP analysis. The assumptions incorporated into the model are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and the application and timing of various strategies.

Liquidity

Liquidity involves the Company’s ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate the Company on an ongoing basis and manage unexpected events. During 2015 and 2014, the Company’s liquidity needs have primarily been met by growth in core deposits, security and loan maturities and amortizing investment and loan portfolios. Although access to purchased funds from correspondent banks and overnight advances from the FHLB of Dallas are available and have been utilized on occasion to take advantage of investment opportunities, the Company does not generally rely on these external funding sources.

The following table illustrates, during the years presented, the mix of the Company’s funding sources and the average assets in which those funds are invested as a percentage of the Company’s average total assets for the periods indicated. Average assets totaled $21.62 billion for 2015 compared with $20.60 billion for 2014.

	2015	2014
Source of Funds:
Deposits:
Noninterest-bearing	23.24%	22.76%
Interest-bearing	56.12	58.27
Junior subordinated debentures	0.14	0.75
Securities sold under repurchase agreements	1.53	1.75
Other borrowings	2.88	0.70
Other noninterest-bearing liabilities	0.51	0.81
Shareholders’ equity	15.58	14.96

Total	100.00%	100.00%

Uses of Funds:
Loans	42.56%	43.64%
Securities	44.13	42.35
Federal funds sold and other interest-earning assets	0.54	0.70
Other noninterest-earning assets	12.77	13.31

Total	100.00%	100.00%

Average noninterest-bearing deposits to average deposits	29.28%	28.09%
Average loans to average deposits	53.62%	53.85%

The Company’s largest source of funds is deposits and its largest uses of funds are securities and loans. The Company does not expect a change in the source or use of its funds in the foreseeable future. The Company’s average loans increased 2.4% for the year ended December 31, 2015 compared with the year ended December 31, 2014. The Company predominantly invests excess deposits in government backed securities until the funds are needed to fund loan growth. The Company’s securities portfolio has a weighted average life of 4.15 years and a modified duration of 3.83 years at December 31, 2015.

As of December 31, 2015, the Company had outstanding $1.96 billion in commitments to extend credit and $94.3 million in commitments associated with outstanding standby letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of December 31, 2015, the Company had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

As of December 31, 2015, the Company had cash and cash equivalents of $564.0 million compared with $677.9 million at December 31, 2014. The decrease was primarily due to the purchase of $10.15 billion of securities, the redemption of $167.5 million of junior subordinated debentures, a net increase in loans held for investment of $136.8 million and dividends paid of $78.3 million. This decrease was partially offset by proceeds from the maturities and repayments of securities of $9.63 billion, net proceeds from short-term borrowings of $485.0 million and net income of $286.6 million.

Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of December 31, 2015 (other than deposit obligations and securities sold under repurchase agreements). The Company’s future cash payments associated with its contractual obligations pursuant to its FHLB notes payable and operating leases as of December 31, 2015 are summarized below. The future interest payments were calculated using the current rate in effect at December 31, 2015. Payments for FHLB notes payable include interest of $1.0 million that will be paid over the future periods. Payments related to leases are based on actual payments specified in underlying contracts.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Federal Home Loan Bank notes payable	$485,978	$5,201	$980	$277	$492,436
Operating leases	6,123	8,810	5,717	7,183	27,833

Total	$492,101	$14,011	$6,697	$7,460	$520,269

Off-Balance Sheet Items

In the normal course of business, the Company enters into various transactions, which, in accordance with GAAP, are not included in its consolidated balance sheets. The Company enters into these transactions to meet the financing needs of its customers. These transactions include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the consolidated balance sheets.

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit expiring by period as of December 31, 2015 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$89,258	$3,912	$1,116	$—	$94,286
Commitments to extend credit	1,054,490	337,416	69,908	497,332	1,959,146

Total	$1,143,748	$341,328	$71,024	$497,332	$2,053,432

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

In July 2013, the Federal Reserve Board and the FDIC published the Basel III Capital Rules establishing a new comprehensive capital framework for U.S. banking organizations. The Basel III Capital Rules, among other things, (1) introduced a new capital measure called “Common Equity Tier 1” (“CET1”), (2) specified that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (3) defined CET1 narrowly by requiring that most deductions/ adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (4) expanded the scope of the deductions/ adjustments as compared to existing regulations.

The initial minimum capital ratios under the Basel III Capital Rules that became effective as of January 1, 2015 are (1) 4.5% CET1 to risk-weighted assets, (2) 6.0% Tier 1 capital to risk-weighted assets, (3) 8.0% Total capital to risk-weighted assets, and (4) 4.0% Tier 1 capital to average quarterly assets as reported on consolidated financial statements (known as the “leverage ratio”).

When fully phased in on January 1, 2019, the Basel III Capital Rules will require the Company to maintain an additional capital conservation buffer of 2.5% CET1, effectively resulting in minimum ratios of (1) CET1 to risk-weighted assets of at least 7.0%, (2) Tier 1 capital to risk-weighted assets of at least 8.5%, (3) Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 10.5% and (4) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average quarterly assets. The Bank is subject to capital adequacy guidelines of the FDIC that are substantially similar to the Federal Reserve Board’s guidelines. Also pursuant to FDICIA, the FDIC has promulgated regulations setting the levels at which an insured institution such as the Bank would be considered “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” Under the FDIC’s regulations, the Bank is classified “well-capitalized” for purposes of prompt corrective action.

Total shareholders’ equity increased to $3.46 billion at December 31, 2015, compared with $3.24 billion at December 31, 2014, an increase of $218.1 million or 6.7%. This increase was primarily the result of net income of $286.6 million, partially offset by dividends paid on the common stock of $78.3 million.

The following table provides a comparison of the Company’s and the Bank’s leverage and risk-weighted capital ratios as of December 31, 2015 to the minimum and well-capitalized regulatory standards:

	Minimum Required For Capital Adequacy Purposes		To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio at December 31, 2015
The Company
CET1 capital ratio	4.50%		N/A	13.55%
Tier 1 risk-based capital ratio	6.00%		N/A	13.55%
Total risk-based capital ratio	8.00%		N/A	14.25%
Leverage ratio	4.00	% (1)	N/A	7.97%
The Bank
CET1 capital ratio	4.50%		6.50%	13.10%
Tier 1 risk-based capital ratio	6.00%		8.00%	13.10%
Total risk-based capital ratio	8.00%		10.00%	13.80%
Leverage ratio	4.00	% (2)	5.00%	7.70%

(1)	The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.
(2)	The FDIC may require the Bank to maintain a leverage ratio above the required minimum.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding the market risk of the Company’s financial instruments, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Financial Condition—Interest Rate Sensitivity and Market Risk. The Company’s principal market risk exposure is to changes in interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements, the report thereon, the notes thereto and supplementary data commence at page 64 of this Annual Report on Form 10-K.

The following table presents certain unaudited consolidated quarterly financial information concerning the Company’s results of operations for each of the two years indicated below. The information should be read in conjunction with the historical consolidated financial statements of the Company and the notes thereto appearing elsewhere in this Annual Report on Form 10-K.

CONSOLIDATED QUARTERLY FINANCIAL DATA OF THE COMPANY

	Quarter Ended 2015
	December 31	September 30	June 30	March 31
	(Dollars in thousands, except per share data)
	(unaudited)
Interest income	$162,572	$165,543	$167,981	$173,605
Interest expense	9,314	9,435	9,742	10,700

Net interest income	153,258	156,108	158,239	162,905
Provision for credit losses	500	5,310	500	1,250

Net interest income after provision	152,758	150,798	157,739	161,655
Noninterest income	30,283	31,780	30,297	28,421
Noninterest expense	77,909	76,430	79,735	79,462

Income before income taxes	105,132	106,148	108,301	110,614
Provision for income taxes	34,657	35,550	36,369	36,973

Net income	$70,475	$70,598	$71,932	$73,641

Earnings per share (1):
Basic	$1.01	$1.01	$1.03	$1.05

Diluted	$1.01	$1.01	$1.03	$1.05

	Quarter Ended 2014
	December 31	September 30	June 30	March 31
	(Dollars in thousands, except per share data)
	(unaudited)
Interest income	$186,578	$187,466	$186,503	$154,248
Interest expense	8,827	11,809	12,448	10,557

Net interest income	177,751	175,657	174,055	143,691
Provision for credit losses	6,350	5,000	6,325	600

Net interest income after provision	171,401	170,657	167,730	143,091
Noninterest income	29,380	30,191	32,597	28,664
Noninterest expense	84,036	85,540	87,292	71,094

Income before income taxes	116,745	115,308	113,035	100,661
Provision for income taxes	38,517	38,738	37,529	33,524
Net income	$78,228	$76,570	$75,506	$67,137

Earnings per share (1):
Basic	$1.12	$1.10	$1.08	$1.01

Diluted	$1.12	$1.10	$1.08	$1.01

(1)	Earnings per share are computed independently for each of the quarters presented and therefore may not total earnings per share for the year.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of December 31, 2015, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission (“2013 Framework”). This assessment included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2015.

Deloitte & Touche LLP the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2015. The report is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

Compliance with Designated Laws and Regulations

Management is also responsible for ensuring compliance with the federal laws and regulations concerning loans to insiders and the federal and state laws and regulations concerning dividend restrictions, both of which are designated by the FDIC as safety and soundness laws and regulations.

Management assessed its compliance with the designated safety and soundness laws and regulations and has maintained records of its determinations and assessments as required by the FDIC. Based on this assessment, management believes that the Company has complied with the designated safety and soundness laws and regulations for the year ended December 31, 2015.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Prosperity Bancshares, Inc.

Houston, Texas

We have audited the internal control over financial reporting of Prosperity Bancshares, Inc. and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management’s statement referring to compliance with laws and regulations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of the Company and our report dated February 29, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ Deloitte & Touche LLP

Houston, Texas

February 29, 2016

ITEM 9B.	OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the information under the captions “Election of Directors,” “Continuing Directors and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance—Committees of the Board—Audit Committee,” “Corporate Governance—Director Nomination Process” and “Corporate Governance—Code of Ethics” in the Company’s definitive Proxy Statement for its 2016 Annual Meeting of Shareholders (the “2016 Proxy Statement”) to be filed with the Commission pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information under the captions “Executive Compensation and Other Matters” and “Director Compensation” in the 2016 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Certain information required by this Item 12 is included under “Securities Authorized for Issuance under Equity Compensation Plans” in Part II, Item 5 of this Annual Report on Form 10-K. The other information required by this Item is incorporated herein by reference to the information under the caption “Beneficial Ownership of Common Stock by Management of the Company and Principal Shareholders” in the 2016 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information under the captions “Corporate Governance—Director Independence” and “Certain Relationships and Related Transactions” in the 2016 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information under the caption “Fees and Services of Independent Registered Public Accounting Firm” in the 2016 Proxy Statement.

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements. Reference is made to the Consolidated Financial Statements, the report thereon and the notes thereto commencing at page 64 of this Annual Report on Form 10-K. Set forth below is a list of such Consolidated Financial Statements:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2015 and 2014
Consolidated Statements of Income for the Years Ended December 31, 2015, 2014, and 2013
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2015, 2014 and 2013
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2015, 2014 and 2013
Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013
Notes to Consolidated Financial Statements

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

Each exhibit marked with an asterisk is filed or furnished with this Annual Report on Form 10-K as noted below.

Exhibit Number (1)		Description
3.1	—	Amended and Restated Articles of Incorporation of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267))

3.2	—	Articles of Amendment to Amended and Restated Articles of Incorporation of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006)

3.3	—	Amended and Restated Bylaws of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed April 23, 2015)

4.1	—	Form of certificate representing shares of Prosperity Bancshares, Inc. common stock (incorporated herein by reference to Exhibit 4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-63267))

10.1†	—	Prosperity Bancshares, Inc. 2004 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-4 (Registration No. 333-121767))

10.2†	—	Prosperity Bancshares, Inc. 2012 Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 23, 2012)

10.3†	—	Second Amended and Restated Employment Agreement effective January 1, 2009 by and among Prosperity Bancshares, Inc., Prosperity Bank and David Zalman (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 7, 2009)

Exhibit Number (1)		Description
10.4†	—	First Amendment to the Second Amended and Restated Employment Agreement effective February 22, 2012 by and among Prosperity Bancshares, Inc., Prosperity Bank and H. E. Timanus, Jr. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 24, 2012)

10.5†	—	Second Amended and Restated Employment Agreement effective January 1, 2009 by and among Prosperity Bancshares, Inc., Prosperity Bank and H. E. Timanus, Jr. (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed January 7, 2009)

10.6†	—	Amended and Restated Employment Agreement effective January 1, 2009 by and among Prosperity Bancshares, Inc., Prosperity Bank and David Hollaway (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 7, 2009)

10.7	—	Agreement and Plan of Reorganization by and between Prosperity Bancshares, Inc. and American State Financial Corporation dated February 26, 2012 (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 27, 2012)

10.8†	—	Amended and Restated Employment Agreement dated October 20, 2014 by and between W.R. Collier and Prosperity Bank (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014)

10.09†	—	Employment Agreement dated February 26, 2012 by and between Michael F. Epps and Prosperity Bank (incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014)

10.10†	—	Management Security Plan Agreement of American State Bank, amended and restated effective as of January 1, 2005, as assumed by Prosperity Bank (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014)

10.11†	—	Employment Agreement, dated July 30, 2004, by and between Prosperity Bank and Edward Z. Safady (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2015)

10.12†	—	Amendment to Employment Agreement, dated December 24, 2008, by and between Prosperity Bank and Edward Safady (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2015)

10.13†	—	Non- Disclosure and Non-Solicitation Agreement, effective May 15, 2015, by and between Prosperity Bank and Edward Safady (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2015)

21.1*	—	Subsidiaries of Prosperity Bancshares, Inc.

23.1*	—	Consent of Deloitte & Touche LLP

31.1*	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number (1)		Description
32.2**	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	—	Interactive financial data

†	Management contract or compensatory plan or arrangement.
*	Filed with this Annual Report on Form 10-K.
**	Furnished with this Annual Report on Form 10-K.
(1)	The Company has other long-term debt agreements that meet the exclusion set forth in Section 601(b)(4)(iii)(A) of Regulation S-K. The Company hereby agrees to furnish a copy of such agreements to the Commission upon request.

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

Date: February 29, 2016

PROSPERITY BANCSHARES, INC.® (Registrant)

BY:	/S/ DAVID ZALMAN
David Zalman Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Positions	Date

/s/ DAVID ZALMAN David Zalman	Chairman of the Board and Chief Executive Officer (principal executive officer); Director	February 29, 2016

/s/ DAVID HOLLAWAY David Hollaway	Chief Financial Officer (principal financial officer and principal accounting officer)	February 29, 2016

/s/ JAMES A. BOULIGNY James A. Bouligny	Director	February 29, 2016

/s/ W. R. COLLIER W. R. Collier	Director	February 29, 2016

/s/ LEAH HENDERSON Leah Henderson	Director	February 29, 2016

/s/ NED S. HOLMES Ned S. Holmes	Director	February 29, 2016

/s/ WILLIAM T. LUEDKE IV William T. Luedke IV	Director	February 29, 2016

/s/ PERRY MUELLER, JR., D.D.S. Perry Mueller, Jr., D.D.S.	Director	February 29, 2016

/s/ HARRISON STAFFORD II Harrison Stafford II	Director	February 29, 2016

/s/ ROBERT STEELHAMMER Robert Steelhammer	Director	February 29, 2016

/s/ H.E. TIMANUS, JR. H.E. Timanus, Jr.	Director	February 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Prosperity Bancshares, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheets of Prosperity Bancshares, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Prosperity Bancshares, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Houston, Texas

February 29, 2016

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(Dollars in thousands)
ASSETS
Cash and due from banks	$562,544	$677,285
Federal funds sold	1,418	569

Total cash and cash equivalents	563,962	677,854
Available for sale securities, at fair value	103,064	145,399
Held to maturity securities, at cost (fair value of $9,393,175 and $8,948,692 respectively)	9,399,363	8,900,377

Total securities	9,502,427	9,045,776
Loans held for sale	23,933	8,602
Loans held for investment	9,414,656	9,235,581

Total loans	9,438,589	9,244,183
Less: allowance for credit losses	(81,384)	(80,762)

Loans, net	9,357,205	9,163,421
Accrued interest receivable	51,924	51,941
Goodwill	1,868,827	1,874,191
Core deposit intangibles, net	49,417	58,947
Bank premises and equipment, net	267,996	281,549
Other real estate owned	2,963	3,237
Bank owned life insurance (BOLI)	235,429	230,095
Federal Home Loan Bank of Dallas stock	68,413	15,432
Other assets	68,653	105,290

TOTAL ASSETS	$22,037,216	$21,507,733

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$5,136,579	$4,936,420
Interest-bearing	12,544,540	12,756,738

Total deposits	17,681,119	17,693,158
Fed funds purchased and other borrowings	491,399	8,724
Securities sold under repurchase agreements	315,253	315,523
Junior subordinated debentures	—	167,531
Accrued interest payable	1,896	3,190
Other liabilities	84,639	74,781

Total liabilities	18,574,306	18,262,907
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $1 par value; 200,000,000 shares authorized; 70,058,761 and 69,816,653 shares issued at December 31, 2015 and December 31, 2014, respectively; 70,021,673 and 69,779,565 shares outstanding at December 31, 2015 and December 31, 2014, respectively	70,059	69,817
Capital surplus	2,036,378	2,025,235
Retained earnings	1,355,040	1,146,652
Accumulated other comprehensive income—net unrealized gain on available for sale securities, net of tax of $1,098 and $2,008, respectively	2,040	3,729
Less treasury stock, at cost, 37,088 shares	(607)	(607)

Total shareholders’ equity	3,462,910	3,244,826

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$22,037,216	$21,507,733

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2015	2014	2013
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$475,427	$525,716	$376,117
Securities	194,003	188,744	162,993
Federal funds sold	271	335	187

Total interest income	669,701	714,795	539,297

INTEREST EXPENSE:
Deposits	36,074	37,871	35,222
Other borrowings	1,508	772	1,497
Securities sold under repurchase agreements	818	938	1,201
Junior subordinated debentures	791	4,060	2,551

Total interest expense	39,191	43,641	40,471

NET INTEREST INCOME	630,510	671,154	498,826
PROVISION FOR CREDIT LOSSES	7,560	18,275	17,240

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	622,950	652,879	481,586

NONINTEREST INCOME:
Nonsufficient funds (NSF) fees	34,284	37,048	35,173
Credit card, debit card and ATM card income	23,534	22,889	22,463
Service charges on deposit accounts	17,095	16,452	12,864
Trust income	8,030	8,108	4,356
Mortgage income	5,720	4,264	4,038
Brokerage income	5,953	5,868	1,518
Net gain (loss) on sale of assets	2,403	4,658	(13)
Other	23,762	21,545	15,028

Total noninterest income	120,781	120,832	95,427

NONINTEREST EXPENSE:
Salaries and employee benefits	192,872	199,270	148,494
Net occupancy and equipment	23,638	24,756	18,934
Credit and debit card, data processing and software amortization	15,782	15,790	11,908
Regulatory assessments and FDIC insurance	14,433	15,017	10,261
Core deposit intangibles amortization	9,530	9,940	6,145
Depreciation	12,959	13,730	10,593
Communications	11,121	11,609	9,471
Other real estate expense	625	1,019	711
Other	32,576	36,831	30,679

Total noninterest expense	313,536	327,962	247,196

INCOME BEFORE INCOME TAXES	430,195	445,749	329,817

PROVISION FOR INCOME TAXES	143,549	148,308	108,419

NET INCOME	$286,646	$297,441	$221,398

EARNINGS PER SHARE:
Basic	$4.09	$4.32	$3.66

Diluted	$4.09	$4.32	$3.65

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Net income	$286,646	$297,441	$221,398
Other comprehensive loss, before tax:
Securities available for sale:
Change in unrealized gain during period	(2,599)	(1,776)	(6,312)

Total other comprehensive loss	(2,599)	(1,776)	(6,312)
Deferred tax benefit related to other comprehensive income	910	622	2,209

Other comprehensive loss, net of tax	(1,689)	(1,154)	(4,103)

Comprehensive income	$284,957	$296,287	$217,295

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated Other Comprehensive Income	Treasury Stock
							Total Shareholders’ Equity
	Common Stock		Capital Surplus	Retained Earnings
	Shares	Amount
	(In thousands, except share and per share data)
BALANCE AT DECEMBER 31, 2012	56,484,234	$56,484	$1,274,290	$750,236	$8,986	$(607)	$2,089,389
Net income				221,398			221,398
Other comprehensive loss					(4,103)		(4,103)
Common stock issued in connection with the exercise of stock options and restricted stock awards	240,620	240	5,139				5,379
Common stock issued in connection with the acquisition of East Texas Financial Services, Inc.	530,940	531	21,769				22,300
Common stock issued in connection with the acquisition of Coppermark Bancshares, Inc.	3,258,718	3,259	151,172				154,431
Common stock issued in connection with the acquisition of FVNB Corp.	5,570,667	5,571	342,317				347,888
Stock based compensation expense			4,175				4,175
Cash dividends declared, $0.8850 per share				(54,039)			(54,039)

BALANCE AT DECEMBER 31, 2013	66,085,179	66,085	1,798,862	917,595	4,883	(607)	2,786,818
Net income				297,441			297,441
Other comprehensive loss					(1,154)		(1,154)
Common stock issued in connection with the exercise of stock options and restricted stock awards	433,452	434	3,271				3,705
Common stock issued in connection with the acquisition of F&M Bancorporation Inc.	3,298,022	3,298	214,866				218,164
Stock based compensation expense			8,236				8,236
Cash dividends declared, $0.9925 per share				(68,384)			(68,384)

BALANCE AT DECEMBER 31, 2014	69,816,653	69,817	2,025,235	1,146,652	3,729	(607)	3,244,826
Net income				286,646			286,646
Other comprehensive loss					(1,689)		(1,689)
Common stock issued in connection with the exercise of stock options and restricted stock awards	242,108	242	48				290
Stock based compensation expense			11,095				11,095
Cash dividends declared, $1.1175 per share				(78,258)			(78,258)

BALANCE AT DECEMBER 31, 2015	70,058,761	$70,059	$2,036,378	$1,355,040	$2,040	$(607)	$3,462,910

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$286,646	$297,441	$221,398
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and core deposit intangibles amortization	22,489	23,670	16,738
Provision for credit losses	7,560	18,275	17,240
Deferred income tax expense	34,999	45,713	19,884
Net amortization of premium on investments	58,229	51,680	68,703
(Gain) loss on sale or write down of premises, equipment and other real estate	(2,437)	(3,974)	549
Net amortization of premium on deposits	(1,055)	(2,556)	(388)
Net accretion of discount on loans	(52,122)	(95,876)	(62,723)
Proceeds from sale of loans held for sale	233,535	182,138	168,784
Originations of loans held for sale	(248,866)	(188,530)	(163,072)
Stock based compensation expense	11,095	8,236	4,175
(Increase) decrease in accrued interest receivable and other assets	(44,756)	9,786	24,793
Increase (decrease) in accrued interest payable and other liabilities	5,497	2,258	(8,424)

Net cash provided by operating activities	310,814	348,261	307,657

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of held to maturity securities	1,654,471	1,365,005	2,125,086
Purchase of held to maturity securities	(2,211,731)	(2,218,105)	(2,702,521)
Proceeds from maturities, sales and principal paydowns of available for sale securities	7,974,775	7,050,232	3,523,871
Purchase of available for sale securities	(7,934,994)	(6,999,997)	(3,454,998)
Net (increase) decrease in loans held for investment	(136,829)	219,952	(47,889)
Purchase of bank premises and equipment	(9,357)	(12,075)	(24,007)
Proceeds from the sale of Bankers Credit Card Services, Inc.	—	6,440	—
Proceeds from sale of bank premises, equipment and other real estate	13,037	28,765	12,359
Net cash and cash equivalents acquired in the purchase of East Texas Financial Services, Inc.	—	—	3,471
Net cash and cash equivalents acquired in the purchase of Coppermark Banchares, Inc.	—	—	288,795
Net cash and cash equivalents acquired in the purchase of FVNB Corp.	—	—	284,683
Net cash and cash equivalents acquired in the purchase of F&M Bancorporation Inc.	—	487,599

Net cash (used in) provided by investing activities	(650,628)	(72,184)	8,850

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in noninterest-bearing deposits	200,159	176,477	177,362
Net decrease in interest-bearing deposits	(211,143)	(40,612)	(10,221)
Net proceeds (repayments of) from other short-term borrowings	485,000	—	(245,000)
Repayments of other long-term borrowings	(2,325)	(1,965)	(41,357)
Net decrease in securities sold under repurchase agreements	(270)	(48,834)	(93,545)
Redemption of junior subordinated debentures	(167,531)	—	—
Proceeds from stock option exercises	290	3,705	5,379
Payments of cash dividends	(78,258)	(68,384)	(54,039)

Net cash provided by (used in) financing activities	225,922	20,387	(261,421)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(113,892)	296,464	55,086
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	677,854	381,390	326,304

CASH AND CASH EQUIVALENTS, END OF PERIOD	$563,962	$677,854	$381,390

NONCASH ACTIVITIES:
Stock issued in connection with the East Texas Financial Services, Inc. acquisition	$—	$—	$22,300
Stock issued in connection with the Coppermark Bancshares, Inc. acquisition	—	—	154,431
Stock issued in connection with the FVNB Corp. acquisition	—	—	347,888
Stock issued in connection with the F&M Bancorporation Inc. acquisition	—	218,164	—
Acquisition of real estate through foreclosure of collateral	2,591	6,914	3,119
SUPPLEMENTAL INFORMATION:
Income taxes paid	$103,116	$105,852	$92,226
Interest paid	44,277	43,209	39,687

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Nature of Operations—Prosperity Bancshares, Inc.® (“Bancshares”) and its subsidiary, Prosperity Bank® (the “Bank”, collectively referred to as the “Company”), provide retail and commercial banking services.

As of December 31, 2015, the Bank operated 241 full-service banking locations; with 60 in the Houston area, including The Woodlands; 30 in the South Texas area including Corpus Christi and Victoria; 36 in the Dallas/Fort Worth, Texas area; 22 in the East Texas area; 29 in the Central Texas area, including Austin and San Antonio; 34 in the West Texas area including Lubbock, Midland-Odessa and Abilene; 16 in the Bryan/College Station area; 6 in the Central Oklahoma area and 8 in the Tulsa, Oklahoma area.

Summary of Significant Accounting and Reporting Policies—The accounting and reporting policies of the Company conform to generally accepted accounting principles (“GAAP”) and the prevailing practices within the financial services industry. A summary of significant accounting and reporting policies are as follows:

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

Use of Estimates—The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to certain fair value measures including the calculation of stock-based compensation, the valuation of goodwill and available for sale and held to maturity securities and the calculation of allowance for credit losses. Actual results could differ from these estimates.

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

For debt securities, when other-than-temporary impairment (“OTTI”) occurs, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss. If an entity intends to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI shall be separated into the amount representing the credit-related portion of the impairment loss (“credit loss”) and the noncredit portion of the impairment loss (“noncredit portion”). The amount of the total OTTI related to the credit loss is determined based on the difference between the present value of cash flows expected to be collected and the amortized cost basis and such difference is recognized in earnings. The amount of the total OTTI related to the noncredit portion is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings shall become the new amortized cost basis of the investment.

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

The Company estimates the total cash flows expected to be collected from the PCI loans, which include undiscounted expected principal and interest, using credit risk, interest rate and prepayment risk assessments that incorporate management’s best estimate of current key assumptions such as default rates, loss severity and payment speeds. The excess of the undiscounted total cash flows expected to be collected over the fair value of the related PCI loans represents the accretable yield, which is recognized as interest income on a level-yield basis over the life of the related loan. The difference between the undiscounted contractual principal and interest and the undiscounted total cash flows expected to be collected is the nonaccretable difference, which reflects the impact of estimated credit losses and other factors. Subsequent increases in expected cash flows will result in a recovery of any previously recorded allowance for credit losses, to the extent applicable, and a reclassification from nonaccretable difference to accretable yield, which is recognized prospectively over the then remaining life of the loan. Subsequent decreases in expected cash flows will result in an impairment charge to the provision for credit losses, resulting in an addition to the allowance for credit losses, and a reclassification from accretable yield to nonaccretable difference.

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

Estimates of credit losses involve an exercise of judgment. While it is possible that in the short term the Company may sustain losses which are substantial in relation to the allowance for credit losses, it is the judgment of management that the allowance for credit losses reflected in the consolidated balance sheets is adequate to absorb probable losses that exist in the loan portfolio as of December 31, 2015.

The Company’s allowance for credit losses consists of two elements: (1) specific valuation allowances based on probable losses on impaired loans; and (2) a general valuation allowance based on historical loan loss experience, general economic conditions and other qualitative risk factors both internal and external to the Company. A loan is defined as impaired if, based on current information and events, it is probable that a creditor will be unable to collect all amounts due, both interest and principal, according to the contractual terms of the loan agreement. The allowance for credit losses related to impaired loans is determined based on the difference of carrying value of loans and the present value of expected cash flows discounted at the loan’s effective interest rate or, as a practical expedient, the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent.

Loans acquired in business combinations are initially recorded at fair value, which includes an estimate of credit losses expected to be realized over the remaining lives of the loans, and therefore no corresponding allowance for credit losses is recorded for these loans at acquisition. These fair value estimates associated with acquired loans, based on a discounted cash flow model, include estimates related to market interest rates and undiscounted projections of future cash flows that incorporate expectations of prepayments and the amount and timing of principal, interest and other cash flows, as well as any shortfalls thereof. At period-end after acquisition, the fair-valued acquired loans from each acquisition are reassessed to determine whether an addition to the allowance for credit losses is appropriate due to further credit quality deterioration. Methods utilized to estimate any subsequently required allowance for acquired loans not deemed credit impaired at acquisition are similar to originated loans; however, the estimate of loss is based on the unpaid principal balance and then compared to any remaining unaccreted purchase discount. To the extent that the calculated loss is greater than the remaining unaccreted purchase discount, an allowance is recorded for such difference.

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

Under Accounting Standards Codification (“ASC”) topic 350-20, “Intangibles—Goodwill and Other—Goodwill” companies have the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining the need to perform step one of the annual test for goodwill impairment. An entity has an unconditional option to bypass the qualitative assessment described in the preceding paragraph for any reporting unit in any period and proceed directly to performing the first step of the goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period.

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

The following table illustrates the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2015		2014		2013
	(Amounts in thousands, except per share data)
	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
Net income	$286,646		$297,441		$221,399

Basic:
Weighted average shares outstanding	70,033	$4.09	68,855	$4.32	60,421	$3.66

Diluted:
Add incremental shares for:
Effect of dilutive securities—options	16		56		157

Total	70,049	$4.09	68,911	$4.32	60,578	$3.65

There were no stock options exercisable at December 31, 2015, 2014 and 2013 that would have had an anti-dilutive effect on the above computation.

New Accounting Standards

Accounting Standards Updates (“ASU”)

ASU 2016-01 “Financial Instruments—Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities” ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 (i) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (iii) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (iv) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (v) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (vi) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (vii) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in this update affect all entities that hold financial assets or owe financial liabilities. ASU 2016-01 is effective for the Company beginning January 1, 2018, and is not expected to have a significant impact on the Company’s financial statements.

ASU 2015-16, “Business Combinations (Topic 805)—Simplifying the Accounting for Measurement-Period Adjustments.” ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer must record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Additionally, the entity is required to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 became effective for the Company beginning January 1, 2016 and is not expected to have a significant impact on the Company’s financial statements.

ASU 2015-01, “Income Statement—Extraordinary and Unusual Items (Subtopic 225-20)—Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” ASU 2015-01 eliminates from GAAP the concept of extraordinary items, which, among other things, required an entity to segregate extraordinary items considered to be unusual and infrequent from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. ASU 2015-01 became effective for the Company on January 1, 2016 and is not expected to have a significant impact on the Company’s financial statements.

ASU 2014-12 “Compensation-Stock Compensation (Topic 718)—Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. ASU 2014-12 became effective for the Company on January 1, 2016 and is not expected to have a significant impact on the Company’s financial statements.

ASU 2014-11 “Transfers and Servicing (Topic 860)—Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosure.” ASU 2014-11 changes the accounting for repurchase-to-maturity transactions to secured borrowing accounting. It also requires separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting and disclosure for the repurchase agreement. ASU 2014-11 became effective for the Company on January 1, 2016 and is not expected to have a significant impact on the Company’s financial statements.

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

ASU 2014-04 “Receivables—Troubled Debt Restructurings by Creditors (Subtopic 310-40)— Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” ASU 2014-04 intends to reduce diversity by clarifying when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. ASU 2014-04 became effective for the Company on January 1, 2015 and did not have a significant impact on the Company’s financial statements.

2. ACQUISITIONS

Acquisitions are an integral part of the Company’s growth strategy. All acquisitions were accounted for using the acquisition method of accounting. Accordingly, the assets and liabilities of the acquired entities were recorded at their fair values at the acquisition date. The excess of the purchase price over the estimated fair value of the net assets for tax-free acquisitions was recorded as goodwill, none of which is deductible for tax purposes. The excess of the purchase price over the estimated fair value of the net assets for taxable acquisitions was also recorded as goodwill, and is deductible for tax purposes. The identified core deposit intangibles for each acquisition are being amortized using a non-pro rata basis over an estimated life of 10 to 15 years. The results of operations for each acquisition have been included in the Company’s consolidated financial results beginning on the respective acquisition date.

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

2014 Acquisition

Acquisition of F&M Bancorporation Inc.—On April 1, 2014, the Company completed the acquisition of F&M Bancorporation Inc. (“FMBC”) and its wholly-owned subsidiary The F&M Bank & Trust Company (collectively, “F&M”) headquartered in Tulsa, Oklahoma. F&M operated 13 banking locations: 9 in Tulsa, Oklahoma and surrounding areas; 1 (a loan production office) in Oklahoma City, Oklahoma; and 3 in Dallas, Texas. The Company acquired FMBC to further expand its Oklahoma and Dallas, Texas area markets. The acquisition is not considered significant to the Company’s financial statements and therefore pro forma financial data is not included.

The Company acquired loans and deposits with fair values of $1.60 billion and $2.27 billion, respectively, at acquisition date. Under the terms of the definitive agreement, Bancshares issued 3,298,022 shares of its common stock plus $34.2 million in cash for all outstanding shares of FMBC capital stock for total merger consideration of $252.4 million based on Bancshares’ closing stock price of $66.15. During 2014, the Company recognized goodwill of $198.2 million. As of December 31, 2015, total goodwill related to the FMBC acquisition was $192.9 million, after recording $5.3 million of net measurement period adjustments during 2015. Goodwill is calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of identifiable assets acquired, none of which is expected to be deductible for tax purposes. Additionally, the Company recognized $27.1 million of core deposit intangibles.

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

The Company acquired loans and deposits with fair values of $122.1 million and $112.4 million, respectively, at acquisition date. Under the terms of the acquisition agreement, Bancshares issued 530,940 shares of its common stock for all outstanding shares of East Texas Financial Services capital stock, for total merger consideration of $22.3 million based on Bancshares’ closing stock price of $42.00. During 2013, the Company recognized goodwill of $15.0 million, to which no adjustments were made.

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

The Company acquired loans and deposits with fair values of $801.9 million and $1.12 billion, respectively, at acquisition date. Under the terms of the acquisition agreement, Bancshares issued 3,258,718 shares of its common stock plus $60.0 million in cash for all outstanding shares of Coppermark Bancshares, Inc. capital stock, for total merger consideration of $214.4 million based on Bancshares’ closing stock price of $47.39. During 2013, the Company recognized goodwill of $117.5 million. As of December 31, 2015, total goodwill related to the Coppermark acquisition was $117.7 million, after recording a $109 thousand measurement period adjustment during the first quarter of 2014. Additionally, the Company recognized $1.5 million of core deposit intangibles.

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

The Company acquired loans and deposits with fair values of $1.57 billion and $2.26 billion, respectively, at acquisition date. Under the terms of the acquisition agreement, Bancshares issued 5,570,667 shares of its common stock plus $91.3 million in cash for all outstanding shares of FVNB Corp. capital stock for total merger consideration of $439.2 million based on Bancshares’ closing stock price of $62.45. During 2013, the Company recognized goodwill of $323.0 million. As of December 31, 2015, total goodwill related to the FVNB acquisition was $327.3 million, after recording a $4.3 million measurement period adjustment during 2014. Additionally, the Company recognized $18.4 million of core deposit intangibles.

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

$3,203

Acquired Loans

Acquired loans were preliminarily recorded at fair value based on a discounted cash flow valuation methodology that considers, among other things, interest rates, projected default rates, loss given default, and recovery rates (no allowance for credit losses was carried over from acquisitions completed during 2014). During the valuation process, the Company identified PCI and Non-PCI loans in the acquired loan portfolios. PCI loan identification considers the following factors: payment history and past due status, debt service coverage, loan grading, collateral values and other factors that may indicate deterioration of credit quality since origination. Non-PCI loan identification considers the following factors: account types, remaining terms, annual interest rates or coupons, current market rates, interest types, past delinquencies, timing of principal and interest payments, loan to value ratios, loss exposures and remaining balances. Accretion of purchased discounts on PCI loans will be based on estimated future cash flows, regardless of contractual maturities. Accretion of purchased discounts on Non-PCI loans will be recognized on a level-yield basis based on contractual maturity of individual loans.

PCI Loans. The carrying amount of PCI loans included in the consolidated balance sheets and the related outstanding balances at December 31, 2015 and 2014 are presented in the table below. The outstanding balance represents the total amount owed as of December 31, 2015 and 2014, including accrued but unpaid interest and any amounts previously charged off.

	December 31, 2015	December 31, 2014
	(Dollars in thousands)
PCI loans:
Outstanding balance	$79,802	$129,412
Less: discount	39,976	72,270

Recorded investment	$39,826	$57,142

Changes in the accretable yield for PCI loans for the years ended December 31, 2015 and 2014 were as follows:

	Year Ended December 31,
	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$9,867	$9,855
Additions	—	7,158
Reclassifications from nonaccretable	13,691	24,074
Accretion	(17,894)	(31,220)

Balance at December 31	$5,664	$9,867

Income recognition on PCI loans is subject to the Company’s ability to reasonably estimate both the timing and amount of future cash flows. PCI loans for which the Company is accruing interest income are not considered non-performing or impaired. The non-accretable difference represents contractual principal and interest the Company does not expect to collect.

Non-PCI Loans. The carrying amount of Non-PCI loans included in the consolidated balance sheets and the related outstanding balances at December 31, 2015 and 2014 are presented in the table below. The outstanding balance represents the total amount owed as of December 31, 2015 and 2014, including accrued but unpaid interest and any amounts previously charged off.

	December 31, 2015	December 31, 2014
	(Dollars in thousands)
Non-PCI loans:
Outstanding balance	$1,430,501	$2,186,111
Less: discount	54,734	89,105

Recorded investment	$1,375,767	$2,097,006

Changes in the discount accretion for Non-PCI loans for the years ended December 31, 2015 and 2014 were as follows:

	Year Ended December 31,
	2015	2014
	(Dollars in thousands)
Balance at beginning of period	$89,105	$87,798
Additions	—	65,962
Accretion charge-offs	(143)	—
Accretion	(34,228)	(64,655)

Balance at December 31	$54,734	$89,105

At December 31, 2015, the Company had $94.7 million of total outstanding discounts on Non-PCI and PCI loans, of which $60.4 million was accretable.

3. GOODWILL AND CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles for fiscal years 2015 and 2014 were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)
Balance as of December 31, 2013	$1,671,520	$42,049
Less:
Amortization	—	(9,940)
Add:
Measurement period adjustments	4,426	(302)
Acquisition of F&M Bancorporation Inc.	198,245	27,140

Balance as of December 31, 2014	1,874,191	58,947
Less:
Amortization	—	(9,530)
Add:
Measurement period adjustments	(5,364)	—

Balance as of December 31, 2015	$1,868,827	$49,417

Management performs an evaluation annually and more frequently if a triggering event occurs, of whether any impairment of the goodwill and other intangibles has occurred. If any such impairment is determined, a write down is recorded. As of December 31, 2015, there was no impairment recorded on goodwill and other intangibles.

Core deposit intangibles are being amortized on a non-pro rata basis over their estimated lives, which the Company believes is between 10 and 15 years. The estimated aggregate future amortization expense for core deposit intangibles remaining as of December 31, 2015 is as follows (dollars in thousands):

2016	$8,519
2017	6,327
2018	5,400
2019	4,546
Thereafter	24,625

Total	$49,417

4. CASH AND DUE FROM BANKS

The Federal Reserve Bank requires banks to maintain minimum average reserve balances. The amount of the required reserve balance for the Bank was $96.5 million and $167.5 million at December 31, 2015 and 2014, respectively.

5. SECURITIES

The amortized cost and fair value of investment securities were as follows:

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$5,463	$22	$—	$5,485
Collateralized mortgage obligations	25,991	25	(100)	25,916
Mortgage-backed securities	55,884	3,098	(11)	58,971
Other securities	12,588	150	(46)	12,692

Total	$99,926	$3,295	$(157)	$103,064

Held to Maturity
U.S. Treasury securities and obligations of
U.S. Government agencies	$47,598	$798	$—	$48,396
States and political subdivisions	363,505	7,080	(542)	370,043
Collateralized mortgage obligations	2,107	17	(2)	2,122
Mortgage-backed securities	8,986,153	68,868	(82,407)	8,972,614

Total	$9,399,363	$76,763	$(82,951)	$9,393,175

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$14,402	$183	$—	$14,585
Collateralized mortgage obligations	33,519	91	(37)	33,573
Mortgage-backed securities	79,153	5,344	(14)	84,483
Other securities	12,588	201	(31)	12,758

Total	$139,662	$5,819	$(82)	$145,399

Held to Maturity
U.S. Treasury securities and obligations of
U.S. Government agencies	$52,353	$360	$(74)	$52,639
States and political subdivisions	404,356	6,147	(1,422)	409,081
Collateralized mortgage obligations	19,585	215	(8)	19,792
Mortgage-backed securities	8,424,083	96,650	(53,553)	8,467,180

Total	$8,900,377	$103,372	$(55,057)	$8,948,692

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

As of December 31, 2015, management does not have the intent to sell any of its securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2015, management believes any impairment in the Company’s securities is temporary and no impairment loss has been realized in the Company’s consolidated statements of income.

Securities with unrealized losses segregated by length of time such securities have been in a continuous loss position were as follows:

	December 31, 2015
	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$14,331	$(100)	$1	$—	$14,332	$(100)
Mortgage-backed securities	793	(1)	2,465	(10)	3,258	(11)
Other securities	—	—	1,691	(46)	1,691	(46)

Total	$15,124	$(101)	$4,157	$(56)	$19,281	$(157)

Held to Maturity
U.S. Treasury securities and obligations of
U.S. government agencies	$—	$—	$—	$—	$—	$—
States and political subdivisions	15,700	(82)	45,952	(460)	61,652	(542)
Collateralized mortgage obligations	156	—	94	(2)	250	(2)
Mortgage-backed securities	3,233,601	(36,016)	1,662,482	(46,391)	4,896,083	(82,407)

Total	$3,249,457	$(36,098)	$1,708,528	$(46,853)	$4,957,985	$(82,951)

	December 31, 2014
	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$6,675	$(36)	$45	$(1)	$6,720	$(37)
Mortgage-backed securities	358	—	2,837	(14)	3,195	(14)
Other securities	1,706	(31)	—	—	1,706	(31)

Total	$8,739	$(67)	$2,882	$(15)	$11,621	$(82)

Held to Maturity
U.S. Treasury securities and obligations of
U.S. government agencies	$17,098	$(74)	$—	$—	$17,098	$(74)
States and political subdivisions	45,680	(425)	44,760	(997)	90,440	(1,422)
Collateralized mortgage obligations	670	(5)	322	(3)	992	(8)
Mortgage-backed securities	1,149,380	(2,600)	2,349,143	(50,953)	3,498,523	(53,553)

Total	$1,212,828	$(3,104)	$2,394,225	$(51,953)	$3,607,053	$(55,057)

At December 31, 2015, there were 474 securities in an unrealized loss position for more than 12 months.

The amortized cost and fair value of investment securities at December 31, 2015, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$33,942	$34,057	$12,588	$12,692
Due after one year through five years	180,550	182,802	3,290	3,307
Due after five years through ten years	146,011	150,029	2,173	2,178
Due after ten years	50,600	51,551	—	—

Subtotal	411,103	418,439	18,051	18,177
Mortgage-backed securities and collateralized mortgage obligations	8,988,260	8,974,736	81,875	84,887

Total	$9,399,363	$9,393,175	$99,926	$103,064

The Company recorded no gain or loss on the sale of securities for the year ended December 31, 2015. The Company recorded a net gain on the sale of securities of $7 thousand for the year ended December 31, 2014. The net gain was the result of a loss of $41 thousand on the sale of eight non-agency collateralized mortgage obligations with a total book value of $1.2 million offset by a gain of $48 thousand on the sale of an available for sale mortgage-backed security with a total book value of $490 thousand. The Company recorded no gain or loss on the sale of securities for the year ended December 31, 2013.

At December 31, 2015 and 2014, the Company did not own securities of any one issuer (other than the U.S. government and its agencies) for which aggregate adjusted cost exceeded 10% of the consolidated shareholders’ equity at such respective dates.

Securities with an amortized cost of $5.81 billion and $5.08 billion and a fair value of $5.79 billion and $5.10 billion at December 31, 2015 and 2014, respectively, were pledged to collateralize public deposits and for other purposes required or permitted by law.

6. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The loan portfolio consists of various types of loans made principally to borrowers located within the states of Texas and Oklahoma and is categorized by major type as follows:

	December 31,
	2015	2014
	(Dollars in thousands)
Residential mortgage loans held for sale	$23,933	$8,602

Commercial and industrial	1,692,246	1,806,267
Real estate:
Construction, land development and other land loans	1,073,198	1,026,475
1-4 family residential (including home equity)	2,616,732	2,513,579
Commercial real estate (including multi-family residential)	3,131,083	3,030,340
Farmland	434,349	361,943
Agriculture	214,469	189,703
Consumer and other	252,579	307,274

Total loans held for investment	9,414,656	9,235,581

Total	$9,438,589	$9,244,183

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

(ii) Commercial Real Estate. The Company makes commercial real estate loans collateralized by owner-occupied and nonowner-occupied real estate to finance the purchase of real estate. The Company’s commercial real estate loans are collateralized by first liens on real estate, typically have variable interest rates (or five year or less fixed rates) and amortize over a 15-to 20-year period. Payments on loans secured by nonowner-occupied properties are often dependent on the successful operation or management of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than other types of loans. The Company seeks to minimize these risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition in connection with underwriting these loans. The underwriting analysis also includes credit verification, analysis of global cash flow, appraisals and a review of the financial condition of the borrower. At December 31, 2015, the Company had total commercial real estate loans totaling $3.57 billion which include farmland and multi-family residential loans. At December 31, 2015, approximately 39.9% of the outstanding principal balance of the Company’s commercial real estate loans were secured by owner-occupied properties.

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

(v) Agriculture Loans. The Company provides agriculture loans for short-term beef and crop production, including rice, cotton, milo and corn, farm equipment financing and agriculture real estate financing. The Company evaluates agriculture borrowers primarily based on their historical profitability, level of experience in their particular agriculture industry, overall financial capacity and the availability of secondary collateral to withstand economic and natural variations common to the industry. Because agriculture loans present a higher level of risk associated with events caused by nature, the Company routinely makes on-site visits and inspections in order to identify and monitor such risks.

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

The contractual maturity ranges of the Company’s loan portfolio by type of loan and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of December 31, 2015 are summarized in the following table. Contractual maturities are based on contractual amounts outstanding and do not include loan purchase discounts of $94.7 million or loans held for sale of $23.9 million at December 31, 2015:

	One Year or Less	Through Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial and industrial	$731,217	$550,102	$448,385	$1,729,704
Real estate:
Construction, land development and other land loans	392,126	203,575	480,272	1,075,973
1-4 family residential (includes home equity)	32,340	160,107	2,436,915	2,629,362
Commercial (includes multi-family residential)	132,036	397,469	2,637,566	3,167,071
Agriculture (includes farmland)	179,370	71,251	402,704	653,325
Consumer and other	91,853	87,907	74,171	253,931

Total	$1,558,942	$1,470,411	$6,480,013	$9,509,366

Loans with a predetermined interest rate	$452,884	$728,612	$2,721,442	$3,902,938
Loans with a floating interest rate	1,106,058	741,799	3,758,571	5,606,428

Total	$1,558,942	$1,470,411	$6,480,013	$9,509,366

Concentrations of Credit. Most of the Company’s lending activity occurs within the states of Texas and Oklahoma. The majority of the Company’s loan portfolio consists of commercial and industrial, commercial real estate and 1-4 family residential loans. As of December 31, 2015 and 2014, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

Foreign Loans. The Company has U.S. dollar denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments was not significant at December 31, 2015 or 2014.

Related Party Loans. As of December 31, 2015 and 2014, loans outstanding to directors, officers and their affiliates totaled $4.1 million and $4.9 million, respectively. All transactions entered into between the Company and such related parties are done in the ordinary course of business and made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related-party loans is as follows:

	December 31,
	2015	2014
	(Dollars in thousands)
Beginning balance on January 1	$4,940	$6,187
New loans	428	4,913
Repayments and reclassified related loans	(1,305)	(6,160)

Ending balance	$4,063	$4,940

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

An aging analysis of past due loans, segregated by category of loan, in presented below:

	December 31, 2015
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Construction, land development and other land loans	$4,097	$—	$4,097	$134	$1,068,967	$1,073,198
Agriculture and agriculture real estate (includes farmland)	946	—	946	208	647,664	648,818
1-4 family (includes home equity) (1)	4,748	220	4,968	1,894	2,633,803	2,640,665
Commercial real estate (includes multi-family residential)	12,922	—	12,922	15,535	3,102,626	3,131,083
Commercial and industrial	4,793	394	5,187	21,692	1,665,367	1,692,246
Consumer and other	1,274	—	1,274	248	251,057	252,579

Total	$28,780	$614	$29,394	$39,711	$9,369,484	$9,438,589

	December 31, 2014
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Construction, land development and other land loans	$7,667	$—	$7,667	$526	$1,018,282	$1,026,475
Agriculture and agriculture real estate (includes farmland)	2,995	377	3,372	96	548,178	551,646
1-4 family (includes home equity) (1)	2,261	82	2,343	3,570	2,516,268	2,522,181
Commercial real estate (includes multi-family residential)	12,679	65	12,744	6,340	3,011,256	3,030,340
Commercial and industrial	18,305	869	19,174	20,537	1,766,556	1,806,267
Consumer and other	612	800	1,412	353	305,509	307,274

Total	$44,519	$2,193	$46,712	$31,422	$9,166,049	$9,244,183

(1)	Includes $23.9 million and $8.6 million of residential mortgage loans held for sale at December 31, 2015 and December 31, 2014, respectively.

The following table presents information regarding nonperforming assets at the dates indicated:

	December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Nonaccrual loans (1)	$39,711	$31,422	$10,231	$5,382	$3,578
Accruing loans 90 or more days past due	614	2,193	4,947	331	—

Total nonperforming loans	40,325	33,615	15,178	5,713	3,578
Repossessed assets	171	67	27	68	146
Other real estate	2,963	3,237	7,299	7,234	8,328

Total nonperforming assets	$43,459	$36,919	$22,504	$13,015	$12,052

Nonperforming assets to total loans and other real estate	0.46%	0.40%	0.29%	0.25%	0.32%

(1)	Includes troubled debt restructurings of $681 thousand, $911 thousand, $1.4 million, $3.6 million and $5.3 million for the years ended December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

The Company had $43.5 million in nonperforming assets at December 31, 2015 compared with $36.9 million at December 31, 2014 and $22.5 million at December 31, 2013. Nonperforming assets were 0.46% of total loans and other real estate at December 31, 2015 compared with 0.40% of total loans and other real estate at December 31, 2014. The nonperforming assets consisted of 147 separate credits or ORE properties at December 31, 2015, compared with 169 at December 31, 2014 and 203 at December 31, 2013. These results are reflective of the Company’s conservative lending approach.

If interest on nonaccrual loans had been accrued under the original loan terms, approximately $3.9 million, $2.7 million, and $440 thousand would have been recorded as income for the years ended December 31, 2015, 2014 and 2013, respectively.

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

	December 31, 2015
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
	(Dollars in thousands)
With no related allowance recorded:
Construction, land development and other land loans	$33	$346	$—	$142
Agriculture and agriculture real estate (includes farmland)	20	23	—	10
1-4 family (includes home equity)	1,206	1,365	—	1,458
Commercial real estate (includes multi-family residential)	15,115	15,398	—	10,104
Commercial and industrial	1,354	1,630	—	5,419
Consumer and other	58	131	—	4,101

Total	17,786	18,893	—	21,234

With an allowance recorded:
Construction, land development and other land loans	7	11	2	141
Agriculture and agriculture real estate (includes farmland)	189	201	52	118
1-4 family (includes home equity)	379	386	93	902
Commercial real estate (includes multi-family residential)	262	1,857	262	162
Commercial and industrial	14,594	16,413	7,082	8,524
Consumer and other	181	220	44	208

Total	15,612	19,088	7,535	10,055

Total:
Construction, land development and other land loans	40	357	2	283
Agriculture and agriculture real estate (includes farmland)	209	224	52	128
1-4 family (includes home equity)	1,585	1,751	93	2,360
Commercial real estate (includes multi-family residential)	15,377	17,255	262	10,266
Commercial and industrial	15,948	18,043	7,082	13,943
Consumer and other	239	351	44	4,309

	$33,398	$37,981	$7,535	$31,289

	December 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment
	(Dollars in thousands)
With no related allowance recorded:
Construction, land development and other land loans	$250	$256	$—	$264
Agriculture and agriculture real estate (includes farmland)	—	—	—	7
1-4 family (includes home equity)	1,710	1,831	—	1,147
Commercial real estate (includes multi-family residential)	5,093	5,126	—	3,792
Commercial and industrial	9,485	9,678	—	4,794
Consumer and other	8,144	8,161	—	4,080

Total	24,682	25,052	—	14,084

With an allowance recorded:
Construction, land development and other land loans	276	276	225	138
Agriculture and agriculture real estate (includes farmland)	46	55	24	34
1-4 family (includes home equity)	1,426	1,473	418	1,973
Commercial real estate (includes multi-family residential)	62	63	24	838
Commercial and industrial	2,454	4,182	1,597	1,783
Consumer and other	234	251	205	164

Total	4,498	6,300	2,493	4,930

Total:
Construction, land development and other land loans	526	532	225	402
Agriculture and agriculture real estate (includes farmland)	46	55	24	41
1-4 family (includes home equity)	3,136	3,304	418	3,120
Commercial real estate (includes multi-family residential)	5,155	5,189	24	4,630
Commercial and industrial	11,939	13,860	1,597	6,577
Consumer and other	8,378	8,412	205	4,244

	$29,180	$31,352	$2,493	$19,014

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

Grade 3—Credits in this category are not immune from risk but are well protected by the collateral and paying capacity of the borrower. These loans may exhibit a minor unfavorable credit factor, but the overall credit is sufficiently strong to minimize the possibility of loss.

Grade 4—Credits in this category are considered to be of acceptable credit quality with moderately greater risk than Grade 3 and receiving closer monitoring. Loans in this category have sources of repayment that remain sufficient to preclude a larger than normal probability of default and secondary sources are likewise currently of sufficient quantity, quality, and liquidity to protect the Company against loss of principal and interest. These borrowers have specific risk factors, but the overall strength of the credit is acceptable based on other mitigating credit and/or collateral factors and can repay the debt in the normal course of business.

Grade 5—Credits in this category constitute an undue and unwarranted credit risk; however the factors do not rise to a level of substandard. These credits have potential weaknesses and/or declining trends that, if not corrected, could expose the Bank to risk at a future date. These loans are monitored on the Bank’s internally-generated watch list and evaluated on a quarterly basis.

Grade 6—Credits in this category are considered “substandard” but “non-impaired” loans in accordance with regulatory guidelines. Loans in this category have well-defined weakness that, if not corrected, could make default of principal and interest possible. Loans in this category are still accruing interest and may be dependent upon secondary sources of repayment and/or collateral liquidation.

Grade 7—Credits in this category are deemed “substandard” and “impaired” pursuant to regulatory guidelines. As such, the Bank has determined that it is probable that less than 100% of the contractual principal and interest will be collected. These loans are individually evaluated for a specific reserve and will typically have the accrual of interest stopped.

Grade 8—Credits in this category include “doubtful” loans in accordance with regulatory guidance. Such loans are no longer accruing interest and factors indicate a loss is imminent. These loans are also deemed “impaired.” While a specific reserve may be in place while the loan and collateral is being evaluated these loans are typically charged down to an amount the Bank estimates is collectible.

Grade 9—Credits in this category are deemed a “loss” in accordance with regulatory guidelines and have been charged off or charged down. The Bank may continue collection efforts and may have partial recovery in the future.

The following table presents risk grades and PCI loans by category of loan at December 31, 2015. Impaired loans include loans in risk grades 7, 8 and 9, as well as any PCI loan that has a specific reserve allocated to it.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity) (1)	Commercial Real Estate (includes Multi- Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Grade 1	$—	$12,733	$—	$—	$57,625	$44,389	$114,747
Grade 2	3,975	5,603	27,272	24,965	27,755	34,668	124,238
Grade 3	1,034,792	553,782	2,539,282	2,861,872	1,355,887	162,892	8,508,507
Grade 4	29,831	67,453	58,172	164,924	123,772	3,395	447,547
Grade 5	2,431	7,191	1,261	20,078	68,618	6,908	106,487
Grade 6	1,209	1,452	7,824	26,237	28,005	88	64,815
Grade 7	40	209	1,526	15,377	12,487	239	29,878
Grade 8	—	—	59	—	2,485	—	2,544
Grade 9	—	—	—	—	—	—	—
PCI Loans (2)	920	395	5,269	17,630	15,612	—	39,826

Total	$1,073,198	$648,818	$2,640,665	$3,131,083	$1,692,246	$252,579	$9,438,589

(1)	Includes $23.9 million of residential mortgage loans held for sale at December 31, 2015.
(2)	Of the total PCI loans, $7.3 million were classified as substandard at December 31, 2015, which includes $976 thousand with specific reserves allocated to them.

The following table presents risk grades and PCI loans by category of loan at December 31, 2014. Impaired loans include loans in risk grades 7, 8 and 9.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity) (1)	Commercial Real Estate (includes Multi- Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Grade 1	$—	$13,507	$—	$—	$61,697	$41,240	$116,444
Grade 2	—	—	—	—	—	—	—
Grade 3	1,022,002	528,400	2,503,679	2,965,455	1,698,558	257,588	8,975,682
Grade 4	—	—	—	—	—	—	—
Grade 5	497	4,265	1,174	10,424	3,266	18	19,644
Grade 6	2,308	4,921	8,266	25,839	4,707	50	46,091
Grade 7	526	46	3,136	5,155	11,834	8,378	29,075
Grade 8	—	—	—	—	105	—	105
Grade 9	—	—	—	—	—	—	—
PCI Loans (2)	1,142	507	5,926	23,467	26,100	—	57,142

Total	$1,026,475	$551,646	$2,522,181	$3,030,340	$1,806,267	$307,274	$9,244,183

(1)	Includes $8.6 million of residential mortgage loans held for sale at December 31, 2014.
(2)	Of the total PCI loans, $32.0 million were classified as substandard at December 31, 2014.

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

At December 31, 2015, the allowance for credit losses totaled $81.4 million or 0.86% of total loans, including acquired loans with discounts. At December 31, 2014, the allowance for credit losses totaled $80.8 million or 0.87% of total loans, and at December 31, 2013, the allowance aggregated $67.3 million or 0.87% of total loans, both including acquired loans with discounts. The allowance for credit losses totaled $81.4 million at December 31, 2015 compared with $80.8 million at December 31, 2014, an increase of $622 thousand or 0.8%.

The following table details the recorded investment in loans, excluding $23.9 million and $8.6 million of residential mortgage loans held for sale, and activity in the allowance for credit losses by category of loan for the years ended December 31, 2015 and 2014, respectively. During the fourth quarter of 2014, the Company enhanced its allowance for credit losses methodology. Under the enhanced methodology, qualitative environmental factors have been more precisely aligned to portfolio segments based on a statistical analysis which was undertaken by management. Such enhancement captures inherent probable loss in the portfolio associated with qualitative factors based on empirical data which includes various economic indicators, loss history, and levels of concentration. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses:
Balance January 1, 2015	$15,825	$3,722	$16,377	$12,744	$30,002	$2,092	$80,762
Provision for credit losses	(736)	(137)	(1,277)	646	7,781	1,283	7,560
Charge-offs	(366)	(24)	(262)	(498)	(7,696)	(3,304)	(12,150)
Recoveries	159	284	53	104	3,322	1,290	5,212

Net charge-offs	(207)	260	(209)	(394)	(4,374)	(2,014)	(6,938)

Balance December 31, 2015	$14,882	$3,845	$14,891	$12,996	$33,409	$1,361	$81,384

Allowance for credit losses related to:
December 31, 2015
Individually evaluated for impairment	$2	$52	$93	$262	$7,082	$44	$7,535
Collectively evaluated for impairment	14,880	3,793	14,798	12,734	25,491	1,317	73,013
PCI loans	—	—	—	—	836	—	836

Total allowance for credit losses	$14,882	$3,845	$14,891	$12,996	$33,409	$1,361	$81,384

Recorded investment in loans:
December 31, 2015
Individually evaluated for impairment	$40	$209	$1,585	$15,377	$15,948	$239	$33,398
Collectively evaluated for impairment	1,072,238	648,214	2,609,878	3,098,076	1,660,686	252,340	9,341,432
PCI loans	920	395	5,269	17,630	15,612	—	39,826

Total loans evaluated for impairment	$1,073,198	$648,818	$2,616,732	$3,131,083	$1,692,246	$252,579	$9,414,656

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses:
Balance January 1, 2014	$14,353	$1,229	$17,046	$24,835	$8,167	$1,652	$67,282
Provision for credit losses	1,541	1,503	358	(10,300)	22,187	2,986	18,275
Charge-offs	(155)	(71)	(1,223)	(2,009)	(818)	(5,674)	(9,950)
Recoveries	86	1,061	196	218	466	3,128	5,155

Net charge-offs	(69)	990	(1,027)	(1,791)	(352)	(2,546)	(4,795)

Balance December 31, 2014	$15,825	$3,722	$16,377	$12,744	$30,002	$2,092	$80,762

Allowance for credit losses related to:
December 31, 2014
Individually evaluated for impairment	$225	$24	$418	$24	$1,597	$205	$2,493
Collectively evaluated for impairment	15,600	3,698	15,959	12,720	28,405	1,887	78,269
PCI loans	—	—	—	—	—	—	—

Total allowance for credit losses	$15,825	$3,722	$16,377	$12,744	$30,002	$2,092	$80,762

Recorded investment in loans:
December 31, 2014
Individually evaluated for impairment	$526	$46	$3,136	$5,155	$11,939	$8,378	$29,180
Collectively evaluated for impairment	1,024,807	551,093	2,504,517	3,001,718	1,768,228	298,896	9,149,259
PCI loans	1,142	507	5,926	23,467	26,100	—	57,142

Total loans evaluated for impairment	$1,026,475	$551,646	$2,513,579	$3,030,340	$1,806,267	$307,274	$9,235,581

An analysis of activity in the allowance for credit losses for the year ended December 31, 2013 is as follows (dollars in thousands):

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses:
Balance January 1, 2013	$11,909	$764	$13,942	$19,607	$5,777	$565	$52,564
Provision for credit losses	2,470	399	3,277	5,189	2,714	3,191	17,240
Charge-offs	(271)	(48)	(211)	(894)	(672)	(3,397)	(5,493)
Recoveries	245	114	38	933	348	1,293	2,971

Net charge-offs	(26)	66	(173)	39	(324)	(2,104)	(2,522)

Balance December 31, 2013	$14,353	$1,229	$17,046	$24,835	$8,167	$1,652	$67,282

Allowance for credit losses related to:
December 31, 2013
Individually evaluated for impairment	$—	$18	$890	$445	$1,029	$77	$2,459
Collectively evaluated for impairment	14,353	1,211	16,156	24,390	7,138	1,575	64,823
PCI loans	—	—	—	—	—	—	—

Total allowance for credit losses	$14,353	$1,229	$17,046	$24,835	$8,167	$1,652	$67,282

Recorded investment in loans:
December 31, 2013
Individually evaluated for impairment	$277	$35	$3,103	$4,103	$1,214	$110	$8,842
Collectively evaluated for impairment	861,469	530,616	2,122,329	2,722,778	1,272,337	213,048	7,722,577
PCI loans	3,765	607	4,078	26,916	6,226	—	41,592

Total loans evaluated for impairment	$865,511	$531,258	$2,129,510	$2,753,797	$1,279,777	$213,158	$7,773,011

Troubled Debt Restructurings. The restructuring of a loan is considered a “troubled debt restructuring” if both (1) the borrower is experiencing financial difficulties and (2) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. Under ASC topic 310-40 “Receivables—Troubled Debt Restructurings by Creditors,” the Company evaluates all loan modifications for identification as troubled debt restructurings. The following table presents information regarding the recorded investment at December 31, 2015 and 2014 of loans modified in a troubled debt restructuring during the years ended December 31, 2015 and 2014:

	Years Ended December 31,
	2015			2014
	Number of Loans	Recorded Investment at Date of Restructure	Recorded Investment at Year-End	Number of Loans	Recorded Investment at Date of Restructure	Recorded Investment at Year-End
	(Dollars in thousands)
Troubled Debt Restructurings
Construction, land development and other land loans	1	$390	$20	—	$—	$—
Agriculture and agriculture real estate	—	—	—	—	—	—
1-4 Family (includes home equity)	—	—	—	—	—	—
Commercial real estate (commercial mortgage and multi-family)	—	—	—	1	35	35
Commercial and industrial	1	250	250	2	34	33
Consumer and other	1	10	9	—	—	—

Total	3	$650	$279	3	$69	$68

As of December 31, 2015, there have been no defaults on any loans that were modified as troubled debt restructurings during the preceding twelve months. Default is determined at 90 or more days past due. The modifications primarily related to extending the amortization periods of the loans, which includes loans modified during bankruptcy. The Company did not grant principal reductions on any restructured loans. At December 31, 2015 and 2014, the Company had $681 thousand and $911 thousand, respectively, in outstanding troubled debt restructurings. For the year ended December 31, 2015, the Company added 3 loans totaling $650 thousand as new troubled debt restructurings of which $279 thousand was still outstanding on December 31, 2015. These modifications did not have a material impact on the Company’s determination of the allowance for credit losses.

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

The fair value disclosures below represent the Company’s estimates based on relevant market information and information about the financial instruments. Fair value estimates are based on judgments regarding current economic conditions, risk characteristics of the various instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in the above methodologies and assumptions could significantly affect the estimates.

The following tables present fair values for assets measured at fair value on a recurring basis:

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available for sale securities:
States and political subdivisions	$—	$5,485	$—	$5,485
Collateralized mortgage obligations	—	25,916	—	25,916
Mortgage-backed securities	—	58,971	—	58,971
Other securities	12,692	—	—	12,692

	As of December 31, 2014
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available for sale securities:
States and political subdivisions	$—	$14,585	$—	$14,585
Collateralized mortgage obligations	—	33,573	—	33,573
Mortgage-backed securities	—	84,483	—	84,483
Other securities	12,758	—	—	12,758

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). These instruments include other real estate owned, repossessed assets, held to maturity debt securities, loans held for sale, and impaired loans. For the year ended December 31, 2015, the Company had additions to other real estate owned of $2.6 million, of which $1.4 million were outstanding as of December 31, 2015. For the year ended December 31, 2015, the Company had additions to impaired loans of $31.7 million, of which $23.8 million were outstanding as of December 31, 2015. The remaining financial assets and liabilities measured at fair value on a non-recurring basis that were recorded in 2015 and remained outstanding at December 31, 2015 were not significant.

The following tables summarize the carrying values and estimated fair values of certain financial instruments not recorded at fair value on a recurring basis:

	As of December 31, 2015
	Carrying Amount	Estimated Fair Value
		Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Cash and due from banks	$562,544	$562,544	$—	$—	$562,544
Federal funds sold	1,418	1,418	—	—	1,418
Held to maturity securities	9,399,363	—	9,393,175	—	9,393,175
Loans held for sale	23,933	—	23,933	—	23,933
Loans held for investment, net of allowance	9,333,272	—	—	9,365,758	9,365,758
Other real estate owned	2,963	—	2,963	—	2,963

Liabilities
Deposits:
Noninterest-bearing	$5,136,579	$—	$5,136,579	$—	$5,136,579
Interest-bearing	12,544,540	—	12,548,050	—	12,548,050
Other borrowings	491,399	—	492,061	—	492,061
Securities sold under repurchase agreements	315,253	—	315,241	—	315,241
Junior subordinated debentures	—	—	—	—	—

	As of December 31, 2014
	Carrying Amount	Estimated Fair Value
		Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Cash and due from banks	$677,285	$677,285	$—	$—	$677,285
Federal funds sold	569	569	—	—	569
Held to maturity securities	8,900,377	—	8,948,692	—	8,948,692
Loans held for sale	8,602	—	8,602	—	8,602
Loans held for investment, net of allowance	9,154,819	—	—	9,192,231	9,192,231
Other real estate owned	3,237	—	3,237	—	3,237

Liabilities
Deposits:
Noninterest-bearing	$4,936,420	$—	$4,936,420	$—	$4,936,420
Interest-bearing	12,756,738	—	12,767,961	—	12,767,961
Other borrowings	8,724	—	10,000	—	10,000
Securities sold under repurchase agreements	315,523	—	315,543	—	315,543
Junior subordinated debentures	167,531	—	159,740	—	159,740

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

8. PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
	2015	2014
	(Dollars in thousands)
Land	$88,897	$91,491
Buildings	202,555	204,904
Furniture, fixtures and equipment	63,212	60,296
Construction in progress	1,998	2,409

Total	356,662	359,100
Less accumulated depreciation	(88,666)	(77,551)

Premises and equipment, net	$267,996	$281,549

Depreciation expense was $13.0 million, $13.7 million and $10.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

9. DEPOSITS

Included in interest-bearing deposits are certificates of deposit in amounts of $100,000 or more. These certificates and their remaining maturities at December 31, 2015 were as follows (dollars in thousands):

Three months or less	$434,680	29.9%
Over three through six months	316,201	21.7
Over six through 12 months	354,227	24.3
Over 12 months	351,601	24.1

Total	$1,456,709	100.0%

Interest expense for certificates of deposit in excess of $100,000 was $9.6 million, $11.6 million and $9.4 million, for the years ended December 31, 2015, 2014 and 2013, respectively.

As of December 31, 2015, the Company had $148.3 million of deposits classified as brokered deposits for regulatory purposes, and there are no major concentrations of deposits with any one depositor.

10. OTHER BORROWINGS AND SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

The Company utilizes borrowings to supplement deposits to fund its lending and investment activities. Borrowings consist of funds from the Federal Home Loan Bank (“FHLB”) and securities sold under repurchase agreements.

The following table presents the Company’s borrowings at December 31, 2015 and 2014:

	December 31,
	2015	2014
	(Dollars in thousands)
FHLB advances	$485,000	$—
FHLB long-term notes payable	6,399	8,724

Total other borrowings	491,399	8,724
Securities sold under repurchase agreements	315,253	315,523

Total	$806,652	$324,247

FHLB advances and long-term notes payable—The Company has an available line of credit with the FHLB of Dallas, which allows the Company to borrow on a collateralized basis. FHLB advances are considered short-term, overnight borrowings and used to manage liquidity as needed. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At December 31, 2015, the Company had total funds of $5.25 billion available under this agreement, of which a total amount of $491.4 million was outstanding at December 31, 2015. Short-term overnight FHLB advances were $485.0 million at December 31, 2015, with a weighted average interest rate of 0.31%. Long-term notes payable were $6.4 million at December 31, 2015, with a weighted average interest rate of 5.64%. The maturity dates on the FHLB notes payable range from the years 2016 to 2028 and have interest rates ranging from 4.51% to 6.10%.

Securities sold under repurchase agreements with Company customers—At December 31, 2015, the Company had $315.3 million in securities sold under repurchase agreements compared with $315.5 million at December 31, 2014, with average rates paid of 0.25% and 0.26% for the years ended December 31, 2015 and 2014, respectively. Repurchase agreements are generally settled on the following business day; however, approximately $10.9 million of repurchase agreements outstanding at December 31, 2015 have maturity dates ranging from 10 to 24 months. All securities sold under agreements to repurchase are collateralized by certain pledged securities.

11. INCOME TAXES

The components of the provision for federal income taxes are as follows:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Current	$108,550	$102,595	$88,535
Deferred	34,999	45,713	19,884

Total	$143,549	$148,308	$108,419

The provision for federal income taxes differs from the amount computed by applying the federal income tax statutory rate of 35% to income before income taxes as follows:

	Year Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Taxes calculated at statutory rate	$150,568	$156,012	$115,436
(Decrease) increase resulting from:
Tax-exempt interest	(6,351)	(7,102)	(6,360)
Qualified School Construction Bond credit	(1,239)	(794)	(530)
Non taxable death benefits	(60)	(677)	—
BOLI income	(1,917)	(1,788)	(1,244)
Qualified stock options	2	6	12
Merger related expenses	—	86	185
State tax, net	1,193	1,898	864
Other, net	1,353	667	56

Total	$143,549	$148,308	$108,419

Deferred tax assets and liabilities are as follows:

	December 31,
	2015	2014
	(Dollars in thousands)
Deferred tax assets:
Loan purchase discounts	$33,149	$56,553
Allowance for credit losses	25,847	27,324
Accrued liabilities	4,364	8,704
Restricted stock	9,423	6,620
Deferred compensation	3,873	3,755
Certificates of Deposit	244	613
Net operating losses	688	5,055
ORE write-downs	30	1,418
Investments in partnerships	215	95
Other	560	1,428

Total deferred tax assets	78,393	111,565

	December 31,
	2015	2014
	(Dollars in thousands)
Deferred tax liabilities:
Goodwill and core deposit intangibles	(34,579)	(31,868)
Bank premises and equipment	(11,312)	(9,325)
Securities	(2,176)	(4,405)
Unrealized gain on available for sale securities	(1,098)	(2,008)
Prepaid expenses	(1,396)	(1,260)
Deferred loan fees and costs	(3,202)	(1,299)

Total deferred tax liabilities	(53,763)	(50,165)

Net deferred tax assets	$24,630	$61,400

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and estimates of future taxable income over the periods for which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at December 31, 2015.

Net operating loss carryforwards expire on various dates beginning in 2027 through 2032.

Benefits from tax positions are recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company had no tax positions at December 31, 2015 or December 31, 2014 that did not meet the more-likely-than not recognition threshold. ASC Topic 740 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. Penalties are recorded in other (gains) losses and interest paid or received is recorded in interest expense or interest income, respectively, in the consolidated statement of income. As of December 31, 2015 and 2014, the Company has not accrued any interest and penalties related to unrecognized tax benefits. The Company has identified its federal tax return and its state tax returns in Texas and Oklahoma as “major” tax jurisdictions, as defined. The periods subject to examination for the Company’s federal return are the 2012 through 2015 tax years. The Company has assumed to net operating loss carryforwards, “acquired NOLs”, through its acquisitions. The tax periods of the acquired entities from which these acquired NOLs originated are considered open years for purposes of adjusting the amount of the acquired NOLs used in the Company’s open years.

The Company is currently under two Internal Revenue Service examinations. One is related to F&M’s federal income tax return for the final short period ended April 1, 2014 and for tax years 2013 and 2012. The second is related to the Company’s federal income tax return for the tax year 2013.

12. STOCK INCENTIVE PROGRAMS

At December 31, 2015, the Company had two stock-based employee compensation plans with awards outstanding. One of these plans adopted by the Company has expired and therefore no additional awards may be issued under that plan. The Company accounts for stock-based employee compensation plans using the fair value-based method of accounting. The Company recognized stock-based compensation expense of $11.1 million, $8.2 million and $4.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. There was approximately $3.9 million, $2.9 million and $1.5 million of income tax benefit recorded for the stock-based compensation expense for the same periods, respectively.

In December 2004, Bancshares’ Board of Directors established the Prosperity Bancshares, Inc. 2004 Stock Incentive Plan (the “2004 Plan”), which was approved by Bancshares’ shareholders on February 23, 2005. The 2004 Plan authorized the issuance of up to 1,250,000 shares of common stock upon the exercise of options granted under the 2004 Plan or upon the grant or exercise, as the case may be, of other awards granted under the 2004 Plan. The 2004 Plan provided for the granting of incentive and nonqualified stock options to employees and nonqualified stock options to directors who are not employees. The 2004 Plan also provided for the granting of shares of restricted stock, stock appreciation rights, phantom stock awards and performance awards on substantially similar terms. A total of 191,625 options and 844,801 shares of restricted stock have been granted under the 2004 Plan as of December 31, 2015. Options to purchase a total of 28,800 shares of common stock of Bancshares granted under the 2004 Plan were outstanding at December 31, 2015, all of which were exercisable. The 2004 Plan has expired and therefore no additional shares may be issued from the 2004 Plan.

On February 22, 2012, Bancshares’ Board of Directors adopted the Prosperity Bancshares, Inc. 2012 Stock Incentive Plan (the “2012 Plan”), which was approved by Bancshares’ shareholders on April 17, 2012. The 2012 Plan authorizes the issuance of up to 1,250,000 shares of common stock upon the exercise of options granted under the 2012 Plan or pursuant to the grant or exercise, as the case may be, of other awards granted under the 2012 Plan, including restricted stock, stock appreciation rights, phantom stock awards and performance awards. A total of 301,751 shares of restricted stock have been granted under the 2012 Plan as of December 31, 2015.

Stock Options

Stock options are issued at the current market price on the date of the grant, subject to a pre-determined vesting period with a contractual term of 10 years. Options assumed in connection with acquisitions have contractual terms as established in the original option grant agreements entered into prior to acquisition. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. The Black-Scholes pricing model utilizes certain assumptions including expected life of the option, risk free interest rate, volatility and dividend yield. Stock-based compensation expense is recognized ratably over the requisite service period for all awards. There were no options issued for the years ended December 31, 2015, 2014 and 2013.

A summary of changes in outstanding vested and unvested options during the three year period ended December 31, 2015 is set forth below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Options outstanding, January 1, 2013	386	$28.39	3.20	$5,247
Options granted	—	—
Options forfeited	(4)	30.97
Options exercised	(194)	27.69

Options outstanding, December 31, 2013	188	$28.88	3.70	6,500
Options granted	—	—
Options forfeited	(5)	23.88
Options exercised	(130)	28.46

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Options outstanding, December 31, 2014	53	$27.68	2.69	1,473
Options granted	—	—
Options forfeited	(15)	27.15
Options exercised	(9)	29.92

Options outstanding, December 31, 2015	29	$32.14	2.60	$453

Shares vested or expected to vest, December 31, 2015	28	$32.07	2.61	$441

Shares exercisable, December 31, 2015	29	$32.14	2.60	$453

The total intrinsic value of the options exercised during the year ended December 31, 2015 and 2014 was $174 thousand and $3.5 million, respectively. The total fair value of options vested during the year ended December 31, 2015 was $88 thousand. There were no unvested options forfeited during the years ended December 31, 2015 and 2014. The total fair value of unvested options forfeited during the year ended December 31, 2013 were $26 thousand.

The Company received $290 thousand, $3.7 million and $5.4 million in cash from the exercise of stock options during the years ended December 31, 2015, 2014 and 2013, respectively. There was no tax benefit realized from exercises of the stock-based compensation arrangements during the years ended December 31, 2015, 2014 and 2013.

Restricted Stock

The Company has granted shares of restricted stock pursuant to the 2004 and 2012 Plans. These shares of restricted stock generally vest over a period of one to five years. The Company accounts for restricted stock grants by recording the fair value of the grant as compensation expense over the vesting period. Compensation expense related to restricted stock was $11.1 million, $8.2 million and $4.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

A summary of the status of nonvested shares of restricted stock as of December 31, 2015, and changes during the year then ended is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Nonvested share awards outstanding, December 31, 2014	446	$57.97
Share awards granted	308	54.92
Unvested share awards forfeited	(75)	58.02
Share awards vested	(62)	51.60

Nonvested shares outstanding, December 31, 2015	617	$57.31

The total fair value of restricted stock awards that fully vested during the year ended December 31, 2015 was $3.3 million.

As of December 31, 2015, there was $19.2 million of total unrecognized compensation expense related to stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.54 years.

13. OTHER NONINTEREST INCOME AND EXPENSE

Other noninterest income and expense totals are more fully detailed in the following tables. Any components of these totals exceeding 1% of the aggregate of total net interest income and total noninterest income for any of the years presented, as well as amounts the Company elected to present, are stated separately.

	Years Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Other noninterest income
Banking related service fees	$4,690	$4,796	$3,502
Bank Owned Life Insurance (BOLI)	5,548	5,189	3,635
Rental income	2,594	2,378	1,990
Other	10,930	9,182	5,901

Total	$23,762	$21,545	$15,028

Other noninterest expense
Advertising	$2,974	$3,016	$2,642
Losses	3,361	4,143	2,138
Printing and supplies	2,158	2,427	2,616
Professional and legal fees	3,044	5,636	3,573
Property taxes	7,028	7,410	5,827
Travel and development	4,434	4,848	3,629
Other	9,577	9,351	10,254

Total	$32,576	$36,831	$30,679

14. PROFIT SHARING PLAN

The Company has adopted a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code whereby the participants may contribute a percentage of their compensation as permitted under the Code. Matching contributions are made at the discretion of the Company. Presently, the Company matches 50% of an employee’s contributions, up to 15% of such employee’s compensation, not to exceed the maximum allowable pursuant to the Internal Revenue Code and excluding catch-up contributions. Such matching contributions were approximately $4.3 million, $4.6 million and $3.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.

15. OFF-BALANCE SHEET ARRANGEMENTS, COMMITMENTS AND CONTINGENCIES

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of December 31, 2015 (other than deposit obligations and securities sold under repurchase agreements). The Company’s future cash payments associated with its contractual obligations pursuant to its FHLB notes payable and operating leases as of December 31, 2015 are summarized below. Payments for FHLB notes payable include interest of $1.0 million that will be paid over the future periods. Payments related to leases are based on actual payments specified in underlying contracts.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Federal Home Loan Bank notes payable	$485,978	$5,201	$980	$277	$492,436
Operating leases	6,123	8,810	5,717	7,183	27,833

Total	$492,101	$14,011	$6,697	$7,460	$520,269

Off-Balance Sheet Items

In the normal course of business, the Company enters into various transactions, which, in accordance with GAAP, are not included in its consolidated balance sheets. The Company enters into these transactions to meet the financing needs of its customers. These transactions include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the consolidated balance sheets.

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit expiring by period as of December 31, 2015 are summarized below.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$89,258	$3,912	$1,116	$—	$94,286
Commitments to extend credit	1,054,490	337,416	69,908	497,332	1,959,146

Total	$1,143,748	$341,328	$71,024	$497,332	$2,053,432

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

Commitments to Extend Credit. The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for credit losses. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts disclosed above do not necessarily represent future cash funding requirements. At December 31, 2015, $253.2 million of commitments to extend credit have fixed rates ranging from 1.4% to 21.0%.

The Company evaluates customer creditworthiness on a case-by-case basis. The amount of collateral obtained, if considered necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer.

Leases—The following table presents a summary of non-cancelable future operating lease commitments as of December 31, 2015 (dollars in thousands):

2016	$6,123
2017	4,908
2018	3,902
2019	3,244
2020	2,473
Thereafter	7,183

$27,833

It is expected that in the normal course of business, expiring leases will be renewed or replaced by leases on other property or equipment.

Rent expense under all noncancelable operating lease obligations aggregated approximately $7.4 million for the year ended December 31, 2015, $7.5 million for the year ended December 31, 2014 and $5.8 million for the year ended December 31, 2013.

Litigation—The Company and the Bank are defendants, from time to time, in legal actions arising from transactions conducted in the ordinary course of business. The Company and the Bank believe, after consultations with legal counsel, that the ultimate liability, if any, arising from such actions will not have a material adverse effect on their financial statements.

16. OTHER COMPREHENSIVE (LOSS) INCOME

	For the Years Ended December 31,
	2015			2014			2013
	Before Tax Amount	Tax Benefit	Net of Tax Amount	Before Tax Amount	Tax Benefit	Net of Tax Amount	Before Tax Amount	Tax Benefit	Net of Tax Amount
	(Dollars in thousands)
Other comprehensive loss:
Securities available for sale:
Change in unrealized gain during period	$(2,599)	$910	$(1,689)	$(1,776)	$622	$(1,154)	$(6,312)	$2,209	$(4,103)

Total securities available for sale	(2,599)	910	(1,689)	(1,776)	622	(1,154)	(6,312)	2,209	(4,103)

Total other comprehensive loss	$(2,599)	$910	$(1,689)	$(1,776)	$622	$(1,154)	$(6,312)	$2,209	$(4,103)

Activity in accumulated other comprehensive income, net of tax, was as follows:

	Securities Available for Sale	Accumulated Other Comprehensive Income
	(Dollars in thousands)
Balance at January 1, 2015	$3,729	$3,729
Other comprehensive loss	(1,689)	(1,689)

Balance at December 31, 2015	$2,040	$2,040

Balance at January 1, 2014	$4,883	$4,883
Other comprehensive loss	(1,154)	(1,154)

Balance at December 31, 2014	$3,729	$3,729

	Securities Available for Sale	Accumulated Other Comprehensive Income
	(Dollars in thousands)
Balance at January 1, 2013	$8,986	$8,986
Other comprehensive loss	(4,103)	(4,103)

Balance at December 31, 2013	$4,883	$4,883

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

The Basel III Capital Rules adopted by the federal regulatory authorities in 2013 substantially revised the risk-based capital requirements applicable to the Company and the Bank. The Basel III Capital Rules became effective for the Company and the bank on January 1, 2015, subject to a phase-in period for certain provisions. Among other things, the Basel III Capital Rules introduced a new capital measure called “Common Equity Tier 1” (“CET1”), which is a comparison of the sum of certain equity capital components to total risk-weighted assets, and revised the risk-weighting approach of the capital ratios with a more risk-sensitive approach that expanded the risk-weighting categories from the previous Basel I derived categories to a much larger and more risk-sensitive number of categories, depending on the nature of the assets.

To meet the capital adequacy requirements, the Company and the Bank must maintain minimum capital amounts and ratios of CET1, Tier 1 and Total capital to risk weighted assets, and of Tier 1 capital to adjusted quarterly average assets as defined in the regulations. As of December 31, 2015, the Company and the Bank met all capital adequacy requirements to which they were subject.

The CET1, Tier 1 and total capital ratios are calculated by dividing the respective capital amounts by risk weighted assets. Risk weighted assets include total assets, excluding goodwill and other intangible assets, allocated by risk weight category, and certain off-balance-sheet items. The leverage ratio is calculated by dividing Tier 1 capital by adjusted quarterly average total assets, excluding goodwill and other intangible assets.

As of December 31, 2015, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There have been no conditions or events since that notification which management believes have changed the Bank’s category. To be categorized as well capitalized the Bank must maintain minimum CET1 risk-based, Tier 1 risk-based, total risk-based and Tier 1 leverage ratios as set forth in the table below.

The following is a summary of the Company’s and the Bank’s capital ratios at December 31, 2015 and 2014:

	Actual		For Capital Adequacy Purposes		To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
CONSOLIDATED:
As of December 31, 2015 (1)
CET1 Capital
(to Risk Weighted Assets) (2)	$1,578,312	13.55%	$524,089	4.50%	N/A	N/A
Tier 1 Capital
(to Risk Weighted Assets)	1,578,312	13.55%	698,785	6.00%	N/A	N/A
Total Capital
(to Risk Weighted Assets)	1,659,695	14.25%	931,714	8.00%	N/A	N/A
Tier 1 Capital
(to Average Tangible Assets)	1,578,312	7.97%	792,102	4.00%	N/A	N/A

As of December 31, 2014 (3)
Tier 1 Capital
(to Risk Weighted Assets)	1,475,321	13.80%	$427,545	4.00%	N/A	N/A
Total Capital
(to Risk Weighted Assets)	$1,556,083	14.56%	855,091	8.00%	N/A	N/A
Tier 1 Capital
(to Average Tangible Assets)	1,475,321	7.69%	767,086	4.00%	N/A	N/A

PROSPERITY BANK® ONLY:
As of December 31, 2015 (1)
CET1 Capital
(to Risk Weighted Assets) (2)	1,524,298	13.10%	$523,660	4.50%	756,398	6.50%
Tier 1 Capital
(to Risk Weighted Assets)	1,524,298	13.10%	698,214	6.00%	930,952	8.00%
Total Capital
(to Risk Weighted Assets)	$1,605,682	13.80%	930,952	8.00%	$1,163,689	10.00%
Tier 1 Capital
(to Average Tangible Assets)	1,524,298	7.70%	791,721	4.00%	989,652	5.00%

As of December 31, 2014 (3)
Tier 1 Capital
(to Risk Weighted Assets)	1,437,141	13.46%	$427,119	4.00%	640,678	6.00%
Total Capital
(to Risk Weighted Assets)	$1,517,903	14.22%	854,237	8.00%	$1,067,797	10.00%
Tier 1 Capital
(to Average Tangible Assets)	1,437,141	7.50%	766,664	4.00%	958,329	5.00%

(1)	Calculated pursuant to the phase-in provisions of the Basel III Capital Rules.
(2)	CET1 capital ratio is required under the Basel III Capital Rules effective January 1, 2015.
(3)	Calculated pursuant to prior capital rules in effect at December 31, 2014.

Dividends paid by Bancshares and the Bank are subject to restrictions by certain regulatory agencies. Dividends paid by Bancshares during the years ended December 31, 2015, 2014 and 2013 were $78.3 million, $68.4 million and $54.0 million, respectively. Dividends paid by the Bank to Bancshares during the years ended December 31, 2015, 2014 and 2013 were $258.3 million, $103.1 million and $203.5 million, respectively.

18. PARENT COMPANY ONLY FINANCIAL STATEMENTS

PROSPERITY BANCSHARES, INC.

(Parent Company Only)

CONDENSED BALANCE SHEETS

	December 31,
	2015	2014
	(Dollars in thousands)
ASSETS
Cash	$40,157	$21,334
Investment in subsidiary	3,404,913	3,370,227
Investment in capital and statutory trusts	—	5,031
Goodwill	3,982	3,982
Other assets	13,858	12,092

TOTAL	$3,462,910	$3,412,666

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accrued interest payable and other liabilities	$—	$309
Junior subordinated debentures	—	167,531

Total liabilities	—	167,840
SHAREHOLDERS’ EQUITY:
Common stock	70,059	69,817
Capital surplus	2,036,378	2,025,235
Retained earnings	1,355,040	1,146,652
Unrealized gain on available for sale securities, net of tax benefit	2,040	3,729
Less treasury stock, at cost, 37,088 shares	(607)	(607)

Total shareholders’ equity	3,462,910	3,244,826

TOTAL	$3,462,910	$3,412,666

PROSPERITY BANCSHARES, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
OPERATING INCOME:
Dividends from subsidiary	$258,250	$103,100	$203,500
Other income	69	159	115

Total income	258,319	103,259	203,615
OPERATING EXPENSE:
Junior subordinated debentures interest expense	791	4,060	2,551
Stock based compensation expense (includes restricted stock)	11,095	8,236	4,175
Other expenses	526	608	515

Total operating expense	12,412	12,904	7,241
INCOME BEFORE INCOME TAX BENEFIT AND EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	245,907	90,355	196,374
FEDERAL INCOME TAX BENEFIT	4,331	4,468	2,495

INCOME BEFORE EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	250,238	94,823	198,869
EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	36,408	202,618	22,529

NET INCOME	$286,646	$297,441	$221,398

PROSPERITY BANCSHARES, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Net income	$286,646	$297,441	$221,398
Other comprehensive loss, before tax:
Securities available for sale:
Change in unrealized gain during period	(2,599)	(1,776)	(6,312)

Total other comprehensive loss	(2,599)	(1,776)	(6,312)
Deferred tax benefit related to other comprehensive income	910	622	2,209

Other comprehensive loss, net of tax	(1,689)	(1,154)	(4,103)

Comprehensive income	$284,957	$296,287	$217,295

PROSPERITY BANCSHARES, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$286,646	$297,441	$221,398
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(36,408)	(202,618)	(22,529)
Stock based compensation expense (includes restricted stock)	11,095	8,236	4,175
Decrease (increase) in other assets	3,298	4,838	(2,382)
(Decrease) increase in accrued interest payable and other liabilities	(309)	(968)	3,135

Net cash provided by operating activities	264,322	106,929	203,797

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions	—	(34,246)	(152,807)
Cash acquired from acquisitions	—	2,733	7,441

Net cash used in investing activities	—	(31,513)	(145,366)

CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of junior subordinated debentures	(167,531)	—	—
Proceeds from stock option exercises	290	3,705	5,379
Payments of cash dividends	(78,258)	(68,384)	(54,039)

Net cash used in financing activities	(245,499)	(64,679)	(48,660)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18,823	10,737	9,771
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	21,334	10,597	826

CASH AND CASH EQUIVALENTS, END OF PERIOD	$40,157	$21,334	$10,597

19. SUBSEQUENT EVENTS

Acquisition of Tradition Bancshares, Inc.—On January 1, 2016, the Company completed the acquisition of Tradition Bancshares, Inc. (“Tradition”) and its wholly-owned subsidiary Tradition Bank headquartered in Houston, Texas. Tradition Bank operated 7 banking offices in the Houston, Texas area, including its main office in Bellaire, 3 banking centers in Katy and 1 banking center in The Woodlands.

Under the terms of the definitive agreement, Bancshares issued 679,528 shares of Bancshares common stock plus $39.0 million in cash for all outstanding shares of Tradition capital stock, for a total merger consideration of $71.5 million, based on Bancshares’ closing stock price of $47.86. On the effective date, the Company recognized preliminary goodwill of $27.5 million, which is calculated as the excess of both the consideration exchanged and liabilities assumed compared with the fair value of the assets acquired. The Company is currently in the process of obtaining fair values for certain acquired assets and assumed liabilities and, therefore, the estimates are preliminary.

On January 1, 2016, in connection with the acquisition of Tradition, the Company assumed $7.2 million in junior subordinated debentures. The Company has given irrevocable notice of its intent to redeem the outstanding debentures on April 7, 2016 and has advised the Federal Reserve Board of its redemption intent and timing. The Federal Reserve Board had no objections to the redemption. The Company will fund the redemption of the trust preferred securities through a dividend from the Bank.