Form 10-Q
period 2016-03-31
PROSPERITY BANCSHARES INC
filed 2016-05-09
CIK 1068851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

As of May 5, 2016, there were 69,569,915 outstanding shares of the registrant’s Common Stock, par value $1.00 per share.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2016	December 31, 2015
	(Dollars in thousands, except par value)
ASSETS
Cash and due from banks	$334,592	$562,544
Federal funds sold	1,386	1,418
Total cash and cash equivalents	335,978	563,962

Available for sale securities, at fair value	96,349	103,064
Held to maturity securities, at cost (fair value of $9,457,901 and $9,393,175, respectively)	9,352,355	9,399,363
Total securities	9,448,704	9,502,427

Loans held for sale	23,717	23,933
Loans held for investment	9,630,691	9,414,656
Total loans	9,654,408	9,438,589
Less: allowance for credit losses	(83,714)	(81,384)
Loans, net	9,570,694	9,357,205

Accrued interest receivable	50,082	51,924
Goodwill	1,903,451	1,868,827
Core deposit intangibles, net	47,195	49,417
Bank premises and equipment, net	277,951	267,996
Other real estate owned	16,695	2,963
Bank owned life insurance (BOLI)	245,337	235,429
Federal Home Loan Bank of Dallas stock	34,255	68,413
Other assets	48,003	68,653
TOTAL ASSETS	$21,978,345	$22,037,216

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$5,112,943	$5,136,579
Interest-bearing	12,759,823	12,544,540
Total deposits	17,872,766	17,681,119
Other borrowings	186,225	491,399
Securities sold under repurchase agreements	304,204	315,253
Junior subordinated debentures	7,217	-
Accrued interest payable	2,164	1,896
Other liabilities	106,709	84,639
Total liabilities	18,479,285	18,574,306

COMMITMENTS AND CONTINGENCIES	-	-
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 20,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $1 par value; 200,000,000 shares authorized; 69,580,453 and 70,058,761 shares issued at March 31, 2016 and December 31, 2015, respectively; 69,543,365 and 70,021,673 shares outstanding at March 31, 2016 and December 31, 2015, respectively	69,580	70,059
Capital surplus	2,024,849	2,036,378
Retained earnings	1,403,102	1,355,040
Accumulated other comprehensive income—net unrealized gain on available for sale securities, net of tax of $1,150 and $1,098, respectively	2,136	2,040
Less treasury stock, at cost, 37,088 shares	(607)	(607)
Total shareholders’ equity	3,499,060	3,462,910
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$21,978,345	$22,037,216

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$124,522	$124,878
Securities	52,573	48,562
Federal funds sold	96	165
Total interest income	177,191	173,605

INTEREST EXPENSE:
Deposits	10,206	9,577
Other borrowings	482	129
Securities sold under repurchase agreements	212	203
Junior subordinated debentures	34	791
Total interest expense	10,934	10,700

NET INTEREST INCOME	166,257	162,905
PROVISION FOR CREDIT LOSSES	14,000	1,250
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	152,257	161,655
NONINTEREST INCOME:
Nonsufficient funds (NSF) fees	8,189	7,918
Credit card, debit card and ATM card income	5,827	5,638
Service charges on deposit accounts	4,590	4,179
Trust income	2,027	2,009
Mortgage income	1,471	1,148
Brokerage income	1,290	1,409
Net gain on sale of assets	1,020	1,379
Other	6,379	4,741
Total noninterest income	30,793	28,421
NONINTEREST EXPENSE:
Salaries and employee benefits	50,114	49,966
Net occupancy and equipment	5,624	5,964
Credit and debit card, data processing and software amortization	4,430	3,817
Regulatory assessments and FDIC insurance	3,430	4,354
Core deposit intangibles amortization	2,222	2,489
Depreciation	3,349	2,916
Communications	2,939	2,809
Other real estate expense	42	132
Other	8,378	7,015
Total noninterest expense	80,528	79,462
INCOME BEFORE INCOME TAXES	102,522	110,614
PROVISION FOR INCOME TAXES	33,571	36,973
NET INCOME	$68,951	$73,641

EARNINGS PER SHARE:
Basic	$0.98	$1.05
Diluted	$0.98	$1.05

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)

Net income	$68,951	$73,641
Other comprehensive income (loss), before tax:
Securities available for sale:
Change in unrealized gain during period	148	(442)
Total other comprehensive income (loss)	148	(442)
Deferred taxes related to other comprehensive income (loss)	(52)	155
Other comprehensive income (loss), net of tax	96	(287)
Comprehensive income	$69,047	$73,354

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

					Accumulated
					Other		Total
	Common Stock		Capital	Retained	Comprehensive	Treasury	Shareholders’
	Shares	Amount	Surplus	Earnings	Income	Stock	Equity
	(In thousands, except share and per share data)
BALANCE AT DECEMBER 31, 2014	69,816,653	$69,817	$2,025,235	$1,146,652	$3,729	$(607)	$3,244,826
Net income				73,641			73,641
Other comprehensive loss					(287)		(287)
Common stock issued in connection with the exercise of stock options and restricted stock awards	244,225	244	(244)				-
Stock based compensation expense			2,763				2,763
Cash dividends declared, $0.2725 per share				(19,082)			(19,082)
BALANCE AT MARCH 31, 2015	70,060,878	$70,061	$2,027,754	$1,201,211	$3,442	$(607)	$3,301,861

BALANCE AT DECEMBER 31, 2015	70,058,761	$70,059	$2,036,378	$1,355,040	$2,040	$(607)	$3,462,910
Net income				68,951			68,951
Other comprehensive income					96		96
Common stock issued in connection with the exercise of stock options and restricted stock awards	1,750	2	(2)				-
Common stock issued in connection with the acquisition of Tradition Bancshares, Inc.	679,528	679	31,843				32,522
Stock repurchase	(1,159,586)	(1,160)	(46,022)				(47,182)
Stock based compensation expense			2,652				2,652
Cash dividends declared, $0.3000 per share				(20,889)			(20,889)
BALANCE AT MARCH 31, 2016	69,580,453	$69,580	$2,024,849	$1,403,102	$2,136	$(607)	$3,499,060

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$68,951	$73,641
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and core deposit intangibles amortization	5,571	5,405
Provision for credit losses	14,000	1,250
Net amortization of premium on investments	10,253	14,144
(Gain) loss on sale of other real estate	(14)	10
Gain on sale of assets	(1,020)	(1,379)
Net accretion of discount on loans	(14,494)	(19,647)
Net accretion of discount on deposits	(182)	(420)
Gain on sale of loans	(1,341)	(1,093)
Proceeds from sale of loans held for sale	58,460	45,327
Originations of loans held for sale	(56,903)	(46,254)
Stock based compensation expense	2,652	2,763
Decrease in accrued interest receivable and other assets	62,906	30,543
Increase in accrued interest payable and other liabilities	12,159	12,276
Net cash provided by operating activities	160,998	116,566

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of held to maturity securities	414,681	392,556
Purchase of held to maturity securities	(132,952)	(954,084)
Proceeds from maturities and principal paydowns of available for sale securities	2,506,849	613,222
Purchase of available for sale securities	(2,499,989)	(600,000)
Net decrease in loans held for investment	12,730	97,616
Purchase of bank premises and equipment	(1,778)	(2,733)
Proceeds from sale of bank premises, equipment and other real estate	1,832	5,198
Net cash used in the purchase of Tradition Bancshares, Inc.	(8,963)	-
Net cash provided by (used in) investing activities	292,410	(448,225)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in noninterest-bearing deposits	(333,615)	102,016
Net increase (decrease) in interest-bearing deposits	36,517	(233,402)
Net (repayments) proceeds from other short-term borrowings	(305,000)	325,000
Repayments of other long-term borrowings	(174)	(1,810)
Net (decrease) increase in securities sold under repurchase agreements	(11,049)	2,895
Redemption of junior subordinated debentures	-	(167,531)
Repurchase of common stock	(47,182)	-
Payments of cash dividends	(20,889)	(19,082)
Net cash (used in) provided by financing activities	(681,392)	8,086

NET DECREASE IN CASH AND CASH EQUIVALENTS	(227,984)	(323,573)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	563,962	677,854
CASH AND CASH EQUIVALENTS, END OF PERIOD	$335,978	$354,281

NONCASH ACTIVITIES:
Stock issued in connection with the Tradition Bancshares, Inc. acquisition	$32,522	$-
Acquisition of real estate through foreclosure of collateral	12,953	766

SUPPLEMENTAL INFORMATION:
Income taxes paid	$5,400	$2,000
Interest paid	10,666	11,665

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

1. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Prosperity Bancshares, Inc.® (“Bancshares”) and its wholly-owned subsidiary, Prosperity Bank® (the “Bank,” collectively referred to as the “Company”). All intercompany transactions and balances have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Operating results for the three-month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any other period.

2. INCOME PER COMMON SHARE

Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares. The following table illustrates the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2016		2015
	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in thousands, except per share data)
Net income	$68,951		$73,641
Basic:
Weighted average shares outstanding	70,174	$0.98	70,034	$1.05

Diluted:
Add incremental shares for:
Effect of dilutive securities - options	7		21
Total	70,181	$0.98	70,055	$1.05

      There were no stock options exercisable during the three months ended March 31, 2016 or 2015 that would have had an anti-dilutive effect on the above computation.

3. NEW ACCOUNTING STANDARDS

Accounting Standards Updates (“ASU”)

ASU 2016-09, “Compensation - Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. This ASU covers accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 will be effective for the Company as of January 1, 2017. The Company is currently evaluating the potential impact of ASU 2016-09 on the Company’s financial statements.

ASU 2016-02, "Leases (Topic 842)." ASU 2016-02 requires that lessees and lessors recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. ASU 2016-02 is effective for public companies for annual periods beginning January 1, 2019, including interim periods within those fiscal years. The Company is currently evaluating the potential impact of ASU 2016-02 on the Company’s financial statements.

ASU 2016-01, “Financial Instruments—Overall (Subtopic 825-10) – Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 (i) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (iii) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (iv) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (v) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (vi) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (vii) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in this update affect all entities that hold financial assets or owe financial liabilities. ASU 2016-01 is effective for the Company beginning January 1, 2018, and is not expected to have a significant impact on the Company’s financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

ASU 2015-16, “Business Combinations (Topic 805) – Simplifying the Accounting for Measurement-Period Adjustments.” ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer must record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Additionally, the entity is required to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 became effective for the Company on January 1, 2016 and did not have a significant impact on the Company’s financial statements.

ASU 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20) – Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items, which, among other things, required an entity to segregate extraordinary items considered to be unusual and infrequent from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. ASU 2015-01 became effective for the Company on January 1, 2016 and did not have a significant impact on the Company’s financial statements.

ASU 2014-12, “Compensation-Stock Compensation (Topic 718) - Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.”  ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. ASU 2014-12 became effective for the Company on January 1, 2016 and did not have a significant impact on the Company’s financial statements.

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).”  ASU 2014-09 supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and most industry-specific guidance throughout the Industry Topics of the Codification.  Additionally, ASU 2014-09 supersedes some cost guidance included in Revenue Recognition—Construction-Type and Production-Type Contracts (Subtopic 605-35). In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer are amended to be consistent with the guidance on recognition and measurement.   The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU 2014-09 is effective for the Company beginning January 1, 2018, with retrospective application to each prior reporting period presented. The Company is currently evaluating the requirements of ASU 2014-09, but it is not expected to have a significant impact on the Company’s financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

4. SECURITIES

The amortized cost and fair value of investment securities were as follows:

	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$3,727	$11	$-	$3,738
Collateralized mortgage obligations	24,517	85	(6)	24,596
Mortgage-backed securities	52,230	2,999	(9)	55,220
Other securities	12,588	253	(46)	12,795
Total	$93,062	$3,348	$(61)	$96,349

Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$44,138	$1,208	$-	$45,346
States and political subdivisions	427,336	6,855	(444)	433,747
Collateralized mortgage obligations	1,028	20	(1)	1,047
Mortgage-backed securities	8,879,753	121,289	(23,380)	8,977,662
Other securities	100	-	(1)	99
Total	$9,352,355	$129,372	$(23,826)	$9,457,901

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$5,463	$22	$-	$5,485
Collateralized mortgage obligations	25,991	25	(100)	25,916
Mortgage-backed securities	55,884	3,098	(11)	58,971
Other securities	12,588	150	(46)	12,692
Total	$99,926	$3,295	$(157)	$103,064

Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$47,598	$798	$-	$48,396
States and political subdivisions	363,505	7,080	(542)	370,043
Collateralized mortgage obligations	2,107	17	(2)	2,122
Mortgage-backed securities	8,986,153	68,868	(82,407)	8,972,614
Other securities	-	-	-	-
Total	$9,399,363	$76,763	$(82,951)	$9,393,175

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

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

When OTTI occurs, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss. If an entity intends to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the OTTI will be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI will be separated into the amount representing the credit-related portion of the impairment loss (“credit loss”) and the noncredit portion of the impairment loss (“noncredit portion”). The amount of the total OTTI related to the credit loss is determined based on the difference between the present value of cash flows expected to be collected and the amortized cost basis and such difference is recognized in earnings. The amount of the total OTTI related to the noncredit portion is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings will become the new amortized cost basis of the investment.

As of March 31, 2016, management does not have the intent to sell any of its investment securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of March 31, 2016, management believes any impairment in the Company’s securities is temporary, and therefore no impairment loss has been realized in the Company’s consolidated statement of income.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

Securities with unrealized losses, segregated by length of time, that have been in a continuous loss position were as follows:

	March 31, 2016
	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$1,752	$(6)	$1	$-	$1,753	$(6)
Mortgage-backed securities	1,236	(1)	2,338	(8)	3,574	(9)
Other securities	-	-	1,691	(46)	1,691	(46)
Total	$2,988	$(7)	$4,030	$(54)	$7,018	$(61)

Held to Maturity
States and political subdivisions	$51,880	$(333)	$17,422	$(111)	$69,302	$(444)
Collateralized mortgage obligations	-	-	70	(1)	70	(1)
Mortgage-backed securities	733,163	(3,258)	1,981,019	(20,122)	2,714,182	(23,380)
Other securities	99	(1)	-	-	99	(1)
Total	$785,142	$(3,592)	$1,998,511	$(20,234)	$2,783,653	$(23,826)

	December 31, 2015
	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$14,331	$(100)	$1	$-	$14,332	$(100)
Mortgage-backed securities	793	(1)	2,465	(10)	3,258	(11)
Other securities	-	-	1,691	(46)	1,691	(46)
Total	$15,124	$(101)	$4,157	$(56)	$19,281	$(157)

Held to Maturity
States and political subdivisions	$15,700	$(82)	$45,952	$(460)	$61,652	$(542)
Collateralized mortgage obligations	156	-	94	(2)	250	(2)
Mortgage-backed securities	3,233,601	(36,016)	1,662,482	(46,391)	4,896,083	(82,407)
Other securities	-	-	-	-	-	-
Total	$3,249,457	$(36,098)	$1,708,528	$(46,853)	$4,957,985	$(82,951)

At March 31, 2016 and December 31, 2015, there were 454 securities and 474 securities, respectively, in an unrealized loss position for more than 12 months.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

The amortized cost and fair value of investment securities at March 31, 2016, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$32,595	$32,643	$12,688	$12,898
Due after one year through five years	209,129	211,924	3,072	3,080
Due after five years through ten years	195,827	200,118	555	555
Due after ten years	34,023	34,507	-	-
Subtotal	471,574	479,192	16,315	16,533
Mortgage-backed securities and collateralized mortgage obligations	8,880,781	8,978,709	76,747	79,816
Total	$9,352,355	$9,457,901	$93,062	$96,349

The Company recorded no gain or loss on sale of securities for the three months ended March 31, 2016 and 2015. As of March 31, 2016, the Company did not own any non-agency collateralized mortgage obligations.

At March 31, 2016 and December 31, 2015, the Company did not own securities of any one issuer (other than the U.S. government and its agencies) for which aggregate adjusted cost exceeded 10% of the consolidated shareholders’ equity at such respective dates.

Securities with an amortized cost of $6.08 billion and $5.81 billion and a fair value of $6.14 billion and $5.79 billion at March 31, 2016 and December 31, 2015, respectively, were pledged to collateralize public deposits and for other purposes required or permitted by law.

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The loan portfolio consists of various types of loans made principally to borrowers located within the states of Texas and Oklahoma and is categorized by major type as follows:

	March 31, 2016	December 31, 2015
	(Dollars in thousands)
Residential mortgage loans held for sale	$23,717	$23,933

Commercial and industrial	1,700,015	1,692,246
Real estate:
Construction, land development and other land loans	1,173,524	1,073,198
1-4 family residential (including home equity)	2,639,472	2,616,732
Commercial real estate (including multi-family residential)	3,229,706	3,131,083
Farmland	451,111	434,349
Agriculture	190,182	214,469
Consumer and other	246,681	252,579
Total loans held for investment	9,630,691	9,414,656
Total	$9,654,408	$9,438,589

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

Concentrations of Credit. Most of the Company’s lending activity occurs within the states of Texas and Oklahoma. The majority of the Company’s loan portfolio consists of commercial real estate, 1-4 family residential loans, and commercial and industrial loans. As of March 31, 2016 and December 31, 2015, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

Foreign Loans. The Company has U.S. dollar-denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments was not significant at March 31, 2016 or December 31, 2015.

Related Party Loans. As of March 31, 2016 and December 31, 2015, loans outstanding to directors, officers and their affiliates totaled $4.0 million and $4.1 million, respectively. All transactions entered into between the Company and such related parties are done in the ordinary course of business and made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related party loans is as follows:

	March 31, 2016	December 31, 2015
	(Dollars in thousands)
Beginning balance on January 1	$4,063	$4,940
New loans	-	428
Repayments and reclassified related loans	(32)	(1,305)
Ending balance	$4,031	$4,063

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

Nonperforming Assets and Nonaccrual and Past Due Loans. The Company has several procedures in place to assist it in maintaining the overall quality of its loan portfolio. The Company has established underwriting guidelines to be followed by its officers and the Company also monitors its delinquency levels for any negative or adverse trends. Nevertheless, the Company’s loan portfolio could become subject to increasing pressures from deteriorating borrower credit due to general economic conditions.

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

An aging analysis of past due loans, segregated by category of loan, is presented below:

	March 31, 2016
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)

Construction, land development and other land loans	$9,051	$-	$9,051	$1,670	$1,162,803	$1,173,524
Agriculture and agriculture real estate (includes farmland)	1,971	887	2,858	5,691	632,744	641,293
1-4 family (includes home equity) (1)	5,786	181	5,967	3,586	2,653,636	2,663,189
Commercial real estate (includes multi-family residential)	7,629	-	7,629	9,299	3,212,778	3,229,706
Commercial and industrial	9,471	25	9,496	18,621	1,671,898	1,700,015
Consumer and other	246	-	246	227	246,208	246,681
Total	$34,154	$1,093	$35,247	$39,094	$9,580,067	$9,654,408

	December 31, 2015
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Construction, land development and other land loans	$4,097	$-	$4,097	$134	$1,068,967	$1,073,198
Agriculture and agriculture real estate (includes farmland)	946	-	946	208	647,664	648,818
1-4 family (includes home equity) (1)	4,748	220	4,968	1,894	2,633,803	2,640,665
Commercial real estate (includes multi-family residential)	12,922	-	12,922	15,535	3,102,626	3,131,083
Commercial and industrial	4,793	394	5,187	21,692	1,665,367	1,692,246
Consumer and other	1,274	-	1,274	248	251,057	252,579
Total	$28,780	$614	$29,394	$39,711	$9,369,484	$9,438,589

________________

(1)	Includes $23.7 million and $23.9 million of residential mortgage loans held for sale at March 31, 2016 and December 31, 2015, respectively.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

The following table presents information regarding nonperforming assets as of the dates indicated:

	March 31, 2016	December 31, 2015
	(Dollars in thousands)

Nonaccrual loans (1)	$39,094	$39,711
Accruing loans 90 or more days past due	1,093	614
Total nonperforming loans	40,187	40,325
Repossessed assets	161	171
Other real estate	16,695	2,963
Total nonperforming assets	$57,043	$43,459

Nonperforming assets to total loans and other real estate	0.59%	0.46%

________________

(1)  Includes troubled debt restructurings of $593 thousand and $681 thousand as of March 31, 2016 and December 31, 2015, respectively.

The Company had $57.0 million in nonperforming assets at March 31, 2016 compared with $43.5 million at December 31, 2015. This increase was primarily due to an agricultural loan, as well as other real estate obtained from the acquisition of Tradition Bancshares, Inc. (“Tradition”) and its wholly-owned subsidiary Tradition Bank. Nonperforming assets were 0.59% of total loans and other real estate at March 31, 2016 compared with 0.46% of total loans and other real estate at December 31, 2015. These low nonperforming assets to total loans and other real estate ratios are reflective of the Company’s conservative lending approach.

If interest on nonaccrual loans had been accrued under the original loan terms, approximately $1.0 million and $910 thousand would have been recorded as income for the three months ended March 31, 2016 and 2015, respectively.

Acquired Loans. Acquired loans were preliminarily recorded at fair value based on a discounted cash flow valuation methodology that considers, among other things, interest rates, projected default rates, loss given default, and recovery rates (no allowance for credit losses was carried over from the acquisition completed during 2016). During the valuation process, the Company identified Purchased Credit-Impaired (“PCI”) and Non-PCI loans in the acquired loan portfolios. Loans acquired with evidence of credit quality deterioration at acquisition for which it was probable that the Company would not be able to collect all contractual amounts due were accounted for as PCI. PCI loan identification considers the following factors: payment history and past due status, debt service coverage, loan grading, collateral values and other factors that may indicate deterioration of credit quality since origination. Non-PCI loan identification considers the following factors: account types, remaining terms, annual interest rates or coupons, current market rates, interest types, past delinquencies, timing of principal and interest payments, loan to value ratios, loss exposures and remaining balances. Accretion of purchased discounts on PCI loans will be based on estimated future cash flows, regardless of contractual maturities. Accretion of purchased discounts on Non-PCI loans will be recognized on a level-yield basis based on contractual maturity of individual loans.

PCI Loans. The carrying amount of PCI loans included in the consolidated balance sheet and the related outstanding balance as of the dates indicated are presented in the table below. The outstanding balance represents the total amount owed as of March 31, 2016 and December 31, 2015.

	March 31, 2016	December 31, 2015
	(Dollars in thousands)
PCI loans:
Outstanding balance	$73,590	$79,802
Less: discount	34,054	39,976
Recorded investment	$39,536	$39,826

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

Changes in the accretable yield for acquired PCI loans as of the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$5,664	$9,867
Additions	10,222	-
Reclassifications from nonaccretable	5,120	7,291
Accretion	(7,831)	(9,288)
Balance at March 31	$13,175	$7,870

Income recognition on PCI loans is subject to the Company’s ability to reasonably estimate both the timing and amount of future cash flows. PCI loans for which the Company is accruing interest income are not considered non-performing or impaired. The non-accretable difference represents contractual principal and interest the Company does not expect to collect.

Non-PCI Loans. The carrying amount of Non-PCI loans included in the consolidated balance sheet and the related outstanding balance as of the dates indicated are presented in the table below. The outstanding balance represents the total amount owed as of March 31, 2016 and December 31, 2015, including accrued but unpaid interest.

	March 31, 2016	December 31, 2015
	(Dollars in thousands)
Non-PCI loans:
Outstanding balance	$1,506,292	$1,430,501
Less: discount	50,509	54,734
Recorded investment	$1,455,783	$1,375,767

Changes in the discount accretion for Non-PCI loans for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$54,734	$89,105
Additions	3,491	-
Accretion charge-offs	(1,053)	(457)
Accretion	(6,663)	(10,359)
Balance at March 31	$50,509	$78,289

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

Impaired loans are set forth in the following tables. No interest income was recognized on impaired loans subsequent to their classification as impaired. The average recorded investment presented in the tables below is reported on a year-to-date basis.

	March 31, 2016
	Recorded Investment	Unpaid Contractual Principal Principal Balance	Related Allowance	Average Recorded Investment
	(Dollars in thousands)
With no related allowance recorded:
Construction, land development and other land loans	$19	$336	$-	$26
Agriculture and agriculture real estate (includes farmland)	5,517	12,520	-	2,768
1-4 family (includes home equity)	2,032	2,189	-	1,619
Commercial real estate (includes multi-family residential)	9,159	9,455	-	12,137
Commercial and industrial	769	1,050	-	1,062
Consumer and other	63	137	-	60
Total	17,559	25,687	-	17,672

With an allowance recorded:
Construction, land development and other land loans	6	10	2	6
Agriculture and agriculture real estate (includes farmland)	174	192	37	181
1-4 family (includes home equity)	347	357	91	363
Commercial real estate (includes multi-family residential)	-	-	-	131
Commercial and industrial	17,672	30,230	7,464	16,133
Consumer and other	164	205	27	172
Total	18,363	30,994	7,621	16,986

Total:
Construction, land development and other land loans	25	346	2	32
Agriculture and agriculture real estate (includes farmland)	5,691	12,712	37	2,949
1-4 family (includes home equity)	2,379	2,546	91	1,982
Commercial real estate (includes multi-family residential)	9,159	9,455	-	12,268
Commercial and industrial	18,441	31,280	7,464	17,195
Consumer and other	227	342	27	232
	$35,922	$56,681	$7,621	$34,658

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

	December 31, 2015
	Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment
	(Dollars in thousands)
With no related allowance recorded:
Construction, land development and other land loans	$33	$346	$-	$142
Agriculture and agriculture real estate (includes farmland)	20	23	-	10
1-4 family (includes home equity)	1,206	1,365	-	1,458
Commercial real estate (includes multi-family residential)	15,115	15,398	-	10,104
Commercial and industrial	1,354	1,630	-	5,419
Consumer and other	58	131	-	4,101
Total	17,786	18,893	-	21,234

With an allowance recorded:
Construction, land development and other land loans	7	11	2	141
Agriculture and agriculture real estate (includes farmland)	189	201	52	118
1-4 family (includes home equity)	379	386	93	902
Commercial real estate (includes multi-family residential)	262	1,857	262	162
Commercial and industrial	14,594	16,413	7,082	8,524
Consumer and other	181	220	44	208
Total	15,612	19,088	7,535	10,055

Total:
Construction, land development and other land loans	40	357	2	283
Agriculture and agriculture real estate (includes farmland)	209	224	52	128
1-4 family (includes home equity)	1,585	1,751	93	2,360
Commercial real estate (includes multi-family residential)	15,377	17,255	262	10,266
Commercial and industrial	15,948	18,043	7,082	13,943
Consumer and other	239	351	44	4,309
	$33,398	$37,981	$7,535	$31,289

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

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

The following table presents risk grades and PCI loans by category of loan at March 31, 2016. Impaired loans include loans in risk grades 7, 8 and 9, as well as any PCI loan that has a specific reserve allocated to it.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity) (1)	Commercial Real Estate (includes Multi- Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Grade 1	$-	$12,574	$-	$-	$61,558	$44,866	$118,998
Grade 2	4,362	5,717	24,925	10,538	26,929	6,266	78,737
Grade 3	1,111,986	546,180	2,559,272	2,966,130	1,273,305	188,378	8,645,251
Grade 4	47,479	62,053	61,050	182,947	195,173	636	549,338
Grade 5	3,795	7,435	1,315	19,820	21,348	6,246	59,959
Grade 6	2,783	1,249	7,874	21,190	94,816	63	127,975
Grade 7	25	5,691	2,321	9,090	15,588	226	32,941
Grade 8	-	-	58	69	1,546	-	1,673
Grade 9	-	-	-	-	-	-	-
PCI Loans (2)	3,094	394	6,374	19,922	9,752	-	39,536
Total	$1,173,524	$641,293	$2,663,189	$3,229,706	$1,700,015	$246,681	$9,654,408

(1)	Includes $23.7 million of residential mortgage loans held for sale at March 31, 2016.
(2)	Of the total PCI loans, $4.4 million were classified as substandard at March 31, 2016 which includes $1.3 million with specific reserves allocated to them.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

The following table presents risk grades and PCI loans by category of loan at December 31, 2015. Impaired loans include loans in risk grades 7, 8 and 9, as well as any PCI loan that has a specific reserve allocated to it.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity) (1)	Commercial Real Estate (includes Multi- Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Grade 1	$-	$12,733	$-	$-	$57,625	$44,389	$114,747
Grade 2	3,975	5,603	27,272	24,965	27,755	34,668	124,238
Grade 3	1,034,792	553,782	2,539,282	2,861,872	1,355,887	162,892	8,508,507
Grade 4	29,831	67,453	58,172	164,924	123,772	3,395	447,547
Grade 5	2,431	7,191	1,261	20,078	68,618	6,908	106,487
Grade 6	1,209	1,452	7,824	26,237	28,005	88	64,815
Grade 7	40	209	1,526	15,377	12,487	239	29,878
Grade 8	-	-	59	-	2,485	-	2,544
Grade 9	-	-	-	-	-	-	-
PCI Loans (2)	920	395	5,269	17,630	15,612	-	39,826
Total	$1,073,198	$648,818	$2,640,665	$3,131,083	$1,692,246	$252,579	$9,438,589

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

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

At March 31, 2016, the allowance for credit losses totaled $83.7 million or 0.87% of total loans, including acquired loans with discounts. At December 31, 2015, the allowance for credit losses totaled $81.4 million or 0.86% of total loans, including acquired loans with discounts.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

The following table details activity in the allowance for credit losses by category of loan for the three months ended March 31, 2016 and 2015. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses:
Three Months Ended
Balance January 1, 2016	$14,882	$3,845	$14,891	$12,996	$33,409	$1,361	$81,384
Provision for credit losses	(703)	6,689	(297)	(546)	8,150	707	14,000

Charge-offs	(7)	(7,025)	(49)	(59)	(6,277)	(848)	(14,265)
Recoveries	193	63	19	-	1,881	439	2,595
Net charge-offs	186	(6,962)	(30)	(59)	(4,396)	(409)	(11,670)

Balance March 31, 2016	$14,365	$3,572	$14,564	$12,391	$37,163	$1,659	$83,714

Allowance for credit losses:
Three Months Ended
Balance January 1, 2015	$15,825	$3,722	$16,377	$12,744	$30,002	$2,092	$80,762
Provision for credit losses	1,178	(523)	487	(173)	586	(305)	1,250

Charge-offs	(151)	-	(98)	(43)	(728)	(729)	(1,749)
Recoveries	6	78	12	10	224	370	700
Net charge-offs	(145)	78	(86)	(33)	(504)	(359)	(1,049)

Balance March 31, 2015	$16,858	$3,277	$16,778	$12,538	$30,084	$1,428	$80,963

The following table details the amount of the allowance for credit losses allocated to each category of loan as of March 31, 2016, December 31, 2015 and March 31, 2015, detailed on the basis of the impairment methodology used by the Company.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses related to:
March 31, 2016
Individually evaluated for impairment	$2	$37	$91	$-	$7,464	$27	$7,621
Collectively evaluated for impairment	14,363	3,535	14,473	12,391	28,531	1,632	74,925
PCI loans	-	-	-	-	1,168	-	1,168
Total allowance for credit losses	$14,365	$3,572	$14,564	$12,391	$37,163	$1,659	$83,714

December 31, 2015
Individually evaluated for impairment	$2	$52	$93	$262	$7,082	$44	$7,535
Collectively evaluated for impairment	14,880	3,793	14,798	12,734	25,491	1,317	73,013
PCI loans	-	-	-	-	836	-	836
Total allowance for credit losses	$14,882	$3,845	$14,891	$12,996	$33,409	$1,361	$81,384

March 31, 2015
Individually evaluated for impairment	$221	$21	$242	$507	$2,396	$93	$3,480
Collectively evaluated for impairment	16,637	3,256	16,536	12,031	26,276	1,335	76,071
PCI loans	-	-	-	-	1,412	-	1,412
Total allowance for credit losses	$16,858	$3,277	$16,778	$12,538	$30,084	$1,428	$80,963

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

The following table details the recorded investment in loans as of March 31, 2016, December 31, 2015 and March 31, 2015, excluding $23.7 million, $23.9 million and $10.6 million, respectively, of residential mortgage loans held for sale, related to each balance in the allowance for credit losses by category of loan.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Recorded investment in loans:
March 31, 2016
Individually evaluated for impairment	$25	$5,691	$2,379	$9,159	$18,441	$227	$35,922
Collectively evaluated for impairment	1,170,405	635,208	2,630,719	3,200,625	1,671,822	246,454	9,555,233
PCI loans	3,094	394	6,374	19,922	9,752	-	39,536
Total loans evaluated for impairment	$1,173,524	$641,293	$2,639,472	$3,229,706	$1,700,015	$246,681	$9,630,691

December 31, 2015
Individually evaluated for impairment	$40	$209	$1,585	$15,377	$15,948	$239	$33,398
Collectively evaluated for impairment	1,072,238	648,214	2,609,878	3,098,076	1,660,686	252,340	9,341,432
PCI loans	920	395	5,269	17,630	15,612	-	39,826
Total loans evaluated for impairment	$1,073,198	$648,818	$2,616,732	$3,131,083	$1,692,246	$252,579	$9,414,656

March 31, 2015
Individually evaluated for impairment	$521	$232	$2,603	$6,190	$11,019	$366	$20,931
Collectively evaluated for impairment	1,039,052	556,103	2,523,613	2,992,782	1,693,080	280,496	9,085,126
PCI loans	1,272	504	5,844	22,684	19,022	-	49,326
Total loans evaluated for impairment	$1,040,845	$556,839	$2,532,060	$3,021,656	$1,723,121	$280,862	$9,155,383

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

Troubled Debt Restructurings. The restructuring of a loan is considered a “troubled debt restructuring” if both (1) the borrower is experiencing financial difficulties and (2) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. Under ASC topic 310-40 “Receivables—Troubled Debt Restructurings by Creditors,” the Company evaluates all loan modifications to identify whether the restructuring constitutes a troubled debt restructuring. As of March 31, 2016 and 2015, the Company had $593 thousand and $766 thousand, respectively, in outstanding troubled debt restructurings. The following table presents information regarding the recorded investment of loans modified in a troubled debt restructuring during the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016			2015
	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Construction, land development and other land loans	-	$-	$-	-	$-	$-
Agriculture and agriculture real estate (includes farmland)	-	-	-	-	-	-
1-4 Family (includes home equity)	-	-	-	-	-	-
Commercial real estate (includes multi-family residential)	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-
Consumer and other	-	-	-	1	10	10
Total	-	$-	$-	1	$10	$10

As of March 31, 2016, there have been no defaults on any loans that were modified as troubled debt restructurings during the preceding twelve months. Default is determined at 90 or more days past due. For the three months ended March 31, 2016, the Company did not add any loans as new troubled debt restructurings. For the three months ended March 31, 2015, the Company added one loan totaling $10 thousand as a new troubled debt restructuring, all of which was still outstanding at March 31, 2015. The modifications primarily related to extending the amortization periods of the loans, which includes loans modified during bankruptcy. The Company did not grant principal reductions on any restructured loans. These modifications did not have a material impact on the Company’s determination of the allowance for credit losses

6. FAIR VALUE

The Company uses fair value measurements to record fair value adjustments to certain assets and to determine fair value disclosures. Fair values represent the estimated price that would be received from selling an asset or paid to transfer a liability, otherwise known as an “exit price.” Securities available for sale are recorded at fair value on a recurring basis. Additionally, from time to time, the Company may be required to record other assets at fair value on a nonrecurring basis such as certain loans including residential mortgage loans held for sale, goodwill and other intangible assets and other real estate owned. These nonrecurring fair value adjustments typically involve application of lower-of-cost-or-market accounting or write downs of individual assets. ASC Topic 820 “Fair Value Measurements and Disclosures” establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

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

The following tables present fair values for assets and liabilities measured at fair value on a recurring basis:

	As of March 31, 2016
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Available for sale securities:
States and political subdivisions	$-	$3,738	$-	$3,738
Collateralized mortgage obligations	-	24,596	-	24,596
Mortgage-backed securities	-	55,220	-	55,220
Other securities	12,795	-	-	12,795
Total	$12,795	$83,554	$-	$96,349

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Available for sale securities:
States and political subdivisions	$-	$5,485	$-	$5,485
Collateralized mortgage obligations	-	25,916	-	25,916
Mortgage-backed securities	-	58,971	-	58,971
Other securities	12,692	-	-	12,692
Total	$12,692	$90,372	$-	$103,064

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). These instruments include other real estate owned, repossessed assets, held to maturity debt securities, loans held for sale and impaired loans, which are included as loans held for investment. For the three months ended March 31, 2016, the Company had additions to other real estate owned of $13.0 million, all of which were still outstanding as of March 31, 2016. For the three months ended March 31, 2016, the Company had additions to impaired loans of $16.5 million, all of which were still outstanding as of March 31, 2016. The remaining financial assets and liabilities measured at fair value on a non-recurring basis that were recorded in 2016 and remained outstanding at March 31, 2016 were not significant.

The following table presents carrying and fair value information of financial instruments as of the dates indicated:

	As of March 31, 2016
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Cash and due from banks	$334,592	$334,592	$-	$-	$334,592
Federal funds sold	1,386	1,386	-	-	1,386
Held to maturity securities	9,352,355	-	9,457,901	-	9,457,901
Loans held for sale	23,717	-	23,717	-	23,717
Loans held for investment, net of allowance	9,546,977	-	-	9,599,599	9,599,599
Other real estate owned	16,695	-	16,695	-	16,695

Liabilities
Deposits:
Noninterest-bearing	$5,112,943	$-	$5,112,943	$-	$5,112,943
Interest-bearing	12,759,823	-	12,764,492	-	12,764,492
Other borrowings	186,225	-	186,893	-	186,893
Securities sold under repurchase agreements	304,204	-	304,207	-	304,207
Junior subordinated debentures	7,217	-	7,221	-	7,221

	As of December 31, 2015
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Cash and due from banks	$562,544	$562,544	$-	$-	$562,544
Federal funds sold	1,418	1,418	-	-	1,418
Held to maturity securities	9,399,363	-	9,393,175	-	9,393,175
Loans held for sale	23,933	-	23,933	-	23,933
Loans held for investment, net of allowance	9,333,272	-	-	9,365,758	9,365,758
Other real estate owned	2,963	-	2,963	-	2,963

Liabilities
Deposits:
Noninterest-bearing	$5,136,579	$-	$5,136,579	$-	$5,136,579
Interest-bearing	12,544,540	-	12,548,050	-	12,548,050
Other borrowings	491,399	-	492,061	-	492,061
Securities sold under repurchase agreements	315,253	-	315,241	-	315,241
Junior subordinated debentures	-	-	-	-	-

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

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

The fair value estimates presented herein are based on pertinent information available to management at March 31, 2016. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

7. GOODWILL AND CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles for the three months ended March 31, 2016 and the year ended December 31, 2015 were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)
Balance as of December 31, 2014	$1,874,191	$58,947
Less:
Amortization	-	(9,530)
Add:
Measurement period adjustments	(5,364)	-
Balance as of December 31, 2015	1,868,827	49,417
Less:
Amortization	-	(2,222)
Add:
Acquisition of Tradition Bancshares, Inc.	34,624	-
Measurement period adjustments	-	-
Balance as of March 31, 2016	$1,903,451	$47,195

Goodwill is recorded on the acquisition date of each entity. The Company may record subsequent adjustments to goodwill for amounts undeterminable at acquisition date, such as deferred taxes and real estate valuations, and therefore the goodwill amounts may change accordingly. The Company initially records the total premium paid on acquisitions as goodwill. After finalizing the valuation, core deposit intangibles are identified and reclassified from goodwill to core deposit intangibles on the balance sheet. This reclassification has no effect on total assets, liabilities, shareholders’ equity, net income or cash flows. Management performs an evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill and core deposit intangibles has occurred. If any such impairment is determined, a write-down is recorded. As of March 31, 2016, there was no impairment recorded on goodwill and core deposit intangibles.

The measurement period for the Company to determine the fair value of acquired identifiable assets and assumed liabilities will be at the end of the earlier of (1) twelve months from the date of acquisition or (2) as soon as the Company receives the information it was seeking about facts and circumstances that existed as of the date of acquisition.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

Core deposit intangibles are being amortized on a non-pro rata basis over their estimated lives, which the Company believes is between 10 and 15 years. Amortization expense related to intangible assets totaled $2.2 million and $2.5 million for the three months ended March 31, 2016 and 2015, respectively. The estimated aggregate future amortization expense for core deposit intangibles remaining as of March 31, 2016 is as follows (dollars in thousands):

Remaining 2016	$6,297
2017	6,327
2018	5,400
2019	4,546
2020	4,026
Thereafter	20,599
Total	$47,195

8. STOCK–BASED COMPENSATION

At March 31, 2016, the Company had two stock-based employee compensation plans with awards outstanding. One of these plans adopted by the Company has expired and therefore no additional awards may be issued under that plan.

During 2004, Bancshares’ Board of Directors established the Prosperity Bancshares, Inc. 2004 Stock Incentive Plan (the “2004 Plan”) which was approved by Bancshares’ shareholders and authorized the issuance of up to 1,250,000 shares of common stock upon the exercise of options granted under the 2004 Plan or upon the grant or exercise, as the case may be, of other awards granted under the 2004 Plan. The 2004 Plan provided for the granting of incentive and nonqualified stock options to employees and nonqualified stock options to directors who are not employees. The 2004 Plan also provided for the granting of shares of restricted stock, stock appreciation rights, phantom stock awards and performance awards on substantially similar terms. The 2004 Plan has expired and therefore no additional shares may be issued from the 2004 Plan.

During 2012, Bancshares’ Board of Directors established the Prosperity Bancshares, Inc. 2012 Stock Incentive Plan (the “2012 Plan”), which was approved by Bancshares’ shareholders and authorized the issuance of up to 1,250,000 shares of common stock upon the exercise of options granted under the 2012 Plan or pursuant to the grant or exercise, as the case may be, of other awards granted under the 2012 Plan, including restricted stock, stock appreciation rights, phantom stock awards and performance awards. A total of 307,001 shares have been granted under the 2012 Plan as of March 31, 2016.

The Company received no cash from the exercise of stock options during the three-month periods ended March 31, 2016 and 2015. There was no tax benefit realized from option exercises of the stock-based payment arrangements during the three-month periods ended March 31, 2016 and 2015.

As of March 31, 2016, there was $19.1 million of total unrecognized compensation expense related to stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.56 years.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

9. CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ITEMS

Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of March 31, 2016 (other than deposit obligations and securities sold under repurchase agreements). The Company’s future cash payments associated with its contractual obligations pursuant to its junior subordinated debt, FHLB notes payable and operating leases as of March 31, 2016 are summarized below. In February 2016, the Company gave irrevocable notice of its intent to redeem the outstanding junior subordinated debentures and completed the redemption in April 2016.  The $7.2 million outstanding principal balance of the debentures and all accrued interest payable upon redemption is included in the “1 year or less” column below. Payments for FHLB notes payable include interest of $948 thousand that will be paid over the future periods. Payments related to leases are based on actual payments specified in underlying contracts.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Junior subordinated debentures	$7,254	$-	$-	$-	$7,254
Federal Home Loan Bank notes payable	180,932	5,078	902	261	187,173
Operating leases	6,310	8,658	5,650	7,634	28,252
Total	$194,496	$13,736	$6,552	$7,895	$222,679

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

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit expiring by periods as of March 31, 2016 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$79,912	$5,145	$1,109	$-	$86,166
Commitments to extend credit	1,097,889	376,926	69,830	550,136	2,094,781
Total	$1,177,801	$382,071	$70,939	$550,136	$2,180,947

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

10. OTHER COMPREHENSIVE INCOME (LOSS)

The tax effects allocated to each component of other comprehensive income (loss) were as follows:

	Three Months Ended March 31,
	2016			2015
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
	(Dollars in thousands)
Other comprehensive income (loss):
Securities available for sale:
Change in unrealized gain during period	$148	$(52)	$96	$(442)	$155	$(287)
Total securities available for sale	148	(52)	96	(442)	155	(287)
Total other comprehensive income (loss)	$148	$(52)	$96	$(442)	$155	$(287)

Activity in accumulated other comprehensive income associated with securities available for sale, net of tax, was as follows:

	Securities Available for Sale	Accumulated Other Comprehensive Income
	(Dollars in thousands)
Balance at January 1, 2016	$2,040	$2,040
Other comprehensive income	96	96
Balance at March 31, 2016	$2,136	$2,136

Balance at January 1, 2015	$3,729	$3,729
Other comprehensive loss	(287)	(287)
Balance at March 31, 2015	$3,442	$3,442

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

11. ACQUISITIONS

Acquisition of Tradition Bancshares, Inc. — On January 1, 2016, the Company completed the acquisition of Tradition and its wholly-owned subsidiary Tradition Bank, headquartered in Houston, Texas. Tradition Bank operated 7 banking offices in the Houston, Texas area, including its main office in Bellaire, 3 banking centers in Katy and 1 banking center in The Woodlands. The acquisition was not considered significant to the Company’s financial statements and therefore pro forma financial data and related disclosures are not included.

Under the terms of the definitive agreement, Bancshares issued 679,528 shares of its common stock plus $39.0 million in cash for all outstanding shares of Tradition capital stock, for total merger consideration of $71.5 million, based on Bancshares’ closing stock price of $47.86 on December 31, 2015.  As of March 31, 2016, total goodwill related to the Tradition acquisition was $34.6 million, which does not include subsequent fair value adjustments that are still being finalized. Goodwill is calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of identifiable assets acquired, none of which is expected to be deductible for tax purposes. The Company is currently in the process of obtaining fair values for certain acquired assets and assumed liabilities and, therefore, the estimates are preliminary.

12. SUBSEQUENT EVENTS

As of March 31, 2016, the Company had $7.2 million in outstanding junior subordinated debentures assumed from Tradition. On April 7, 2016, the Company redeemed all of these junior subordinated debentures.

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

•	poor performance by external vendors;

•	the failure of analytical and forecasting models and tools used by the Company to estimate probable credit losses and to measure the fair value of financial instruments;

•	additional risks from new lines of businesses or new products and services;

•	claims or litigation related to intellectual property or fiduciary responsibilities;

•	the failure of the Company’s enterprise risk management framework to identify or address risks adequately;

•	a failure in or breach of operational or security systems of the Company’s infrastructure, or those of its third-party vendors and other service providers, including as a result of cyber attacks;

•	potential risk of environmental liability associated with lending activities;

•	acts of terrorism, an outbreak of hostilities or other international or domestic calamities, weather or other acts of God and other matters beyond the Company’s control; and

•	other risks and uncertainties described in the Annual Report on Form 10-K or in the Company’s other reports and documents filed with the Securities and Exchange Commission.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company’s balance sheets and statements of income. This section should be read in conjunction with the Company’s consolidated financial statements and accompanying notes included elsewhere in this report and with the consolidated financial statements and accompanying notes and other detailed information appearing elsewhere in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

OVERVIEW

Prosperity Bancshares, Inc., a Texas corporation, was formed in 1983 to acquire the former Allied First Bank in Edna, Texas, which was chartered in 1949 as The First National Bank of Edna and is now known as Prosperity Bank. The Company is a registered financial holding company that derives substantially all of its revenues and income from the operation of its bank subsidiary, Prosperity Bank®. The Bank provides a wide array of financial products and services to small and medium-sized businesses and consumers. As of March 31, 2016, the Bank operated 246 full-service banking locations; with 65 in the Houston area, including The Woodlands; 30 in the South Texas area including Corpus Christi and Victoria; 36 in the Dallas/Fort Worth area; 22 in the East Texas area; 29 in the Central Texas area including Austin and San Antonio; 34 in the West Texas area including Lubbock, Midland-Odessa and Abilene; 16 in the Bryan/College Station area, 6 in the Central Oklahoma area and 8 in the Tulsa, Oklahoma area. The Company’s principal executive office is located at Prosperity Bank Plaza, 4295 San Felipe in Houston, Texas and its telephone number is (713) 693-9300. The Company’s website address is www.prosperitybankusa.com. Information contained on the Company’s website is not incorporated by reference into this quarterly report on Form 10-Q and is not part of this or any other report.

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

Three principal components of the Company’s growth strategy are internal growth, stringent cost control practices and acquisitions, including strategic merger transactions. The Company focuses on continual internal growth. Each banking center is operated as a separate profit center, maintaining separate data with respect to its net interest income, efficiency ratio, deposit growth, loan growth and overall profitability. Banking center presidents and managers are accountable for performance in these areas and compensated accordingly. The Company also focuses on maintaining stringent cost control practices and policies. The Company has centralized many of its critical operations, such as data processing and loan processing. Management believes that this centralized infrastructure can accommodate substantial additional growth and achieve necessary controls while enabling the Company to minimize operational costs through certain economies of scale. The Company also intends to continue to seek expansion opportunities. On January 1, 2016 the company completed the acquisition of Tradition Bancshares, Inc. During 2014, the Company completed the acquisition of F&M Bancorporation Inc. During 2013, the Company completed three acquisitions including East Texas Financial Services, Inc., Coppermark Bancshares, Inc. and FVNB Corp.

Total assets were $21.98 billion at March 31, 2016 compared with $22.04 billion at December 31, 2015, a decrease of $58.9 million or 0.3%. Total loans were $9.65 billion at March 31, 2016 compared with $9.44 billion at December 31, 2015, an increase of $215.8 million or 2.3%. Total deposits were $17.87 billion at March 31, 2016 compared with $17.68 billion at December 31, 2015, an increase of $191.6 million or 1.1%. Total shareholders’ equity was $3.50 billion at March 31, 2016 compared with $3.46 billion at December 31, 2015, an increase of $36.2 million or 1.0%.

CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are integral to understanding the financial results reported. The Company’s accounting policies are described in detail in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity:

Allowance for Credit Losses — The allowance for credit losses is a valuation established through charges to earnings in the form of a provision for credit losses. The Company’s allowance for credit losses consists of two elements, (1) specific valuation allowances based on probable losses on impaired loans and (2) a general valuation allowance based on historical loan loss experience, general economic conditions and other qualitative risk factors both internal and external to the Company. The allowance for acquired credit losses is calculated as described under the heading “Accounting for Acquired Loans and the Allowance for Acquired Credit Losses” below. Management has established an allowance for credit losses which it believes is adequate for estimated losses in the Company’s loan portfolio. Based on an evaluation of the portfolio, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. In making its evaluation, management considers factors such as historical loan loss experience, the amount of nonperforming assets and related collateral, the volume, growth and composition of the portfolio, current economic conditions that may affect the borrower’s ability to pay and the value of collateral, the evaluation of the portfolio through its internal loan review process and other relevant factors. Portions of the allowance may be allocated for specific credits; however, the entire allowance is available for any credit that, in management’s judgment, should be charged off. Charge-offs occur when loans are deemed to be uncollectible. For further discussion of the methodology used in the determination of the allowance for credit losses, see “Financial Condition – Allowance for Credit Losses” below.

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

At period-end after acquisition, the fair-valued acquired loans from each acquisition are reassessed to determine whether an addition to the allowance for credit losses is appropriate due to further credit quality deterioration. For further discussion of the methodology used in the determination of the allowance for credit losses for acquired loans, see “Financial Condition – Allowance for Credit Losses” below.

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

The Company had no intangible assets with indefinite useful lives at March 31, 2016. Other identifiable intangible assets that are subject to amortization are being amortized on a non-pro rata basis over the years expected to be benefited, which the Company believes is between ten and fifteen years. These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value to carrying value. Based on the Company’s annual goodwill impairment test as of September 30, 2015, management does not believe any of its goodwill is impaired as of March 31, 2016 because the fair value of the Company’s equity exceeded its carrying value. While the Company believes no impairment existed at March 31, 2016, under accounting standards applicable at that date, different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation and financial condition or future results of operations.

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

RECENT ACQUISITIONS

Acquisition of Tradition Bancshares, Inc. – On January 1, 2016, the Company completed the acquisition of Tradition Bancshares, Inc. (“Tradition”) and its wholly-owned subsidiary Tradition Bank headquartered in Houston, Texas. Tradition Bank operated 7 banking offices in the Houston, Texas area, including its main office in Bellaire, 3 banking centers in Katy and 1 banking center in The Woodlands. As of December 31, 2015, Tradition, on a consolidated basis, reported total assets of $548.0 million, total loans of $253.3 million and total deposits of $488.9 million, each at book value.

RESULTS OF OPERATIONS

Net income available to common shareholders was $69.0 million ($0.98 per common share on a diluted basis) for the quarter ended March 31, 2016 compared with $73.6 million ($1.05 per common share on a diluted basis) for the quarter ended March 31, 2015, a decrease in net income of $4.7 million or 6.4%. The Company posted returns on average common equity of 7.85% and 8.98%, returns on average assets of 1.24% and 1.37% and efficiency ratios of 41.08% and 41.83% for the quarters ended March 31, 2016 and 2015, respectively. The efficiency ratio is calculated by dividing total non-interest expense, excluding credit loss provisions, by net interest income plus non-interest income, excluding net gains and losses on the sale of securities and assets. Additionally, taxes are not part of this calculation.

Net Interest Income

The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.”

For the three months ended March 31, 2016

Net interest income before the provision for credit losses was $166.3 million for the quarter ended March 31, 2016, an increase of $3.4 million or 2.1%, compared with $162.9 million for the same period in 2015. The increase in net interest income was primarily due to an increase in average interest-earning assets of 3.8%, partially offset by a decrease in purchase accounting loan discount accretion of $5.2 million for the three months ended March 31, 2016.

Interest income on loans was $124.5 million for the quarter ended March 31, 2016, a decrease of $356 thousand or 0.3%, compared with $124.9 million for the same period in 2015. This was primarily due to a decrease in purchase accounting loan discount accretion of $5.2 million, partially offset by an increase in average loans of 5.6% for the three months ended March 31, 2016.

Interest income on securities was $52.6 million for the quarter ended March 31, 2016, an increase of $4.0 million or 8.3%, compared with $48.6 million for the same period in 2015. This was primarily due to an increase in average securities of 4.2% and a decrease in net premium amortization for the three months ended March 31, 2016.

Average interest-bearing liabilities were $13.52 billion for the quarter ended March 31, 2016, an increase of $306.7 million or 2.3%, compared with $13.21 billion for the same period in 2015. The net interest margin on a tax-equivalent basis decreased 9 basis points from 3.57% for the quarter ended March 31, 2015 to 3.48% for the quarter ended March 31, 2016. This was due primarily due to a decrease in loan discount accretion of $5.2 million for the three months ended March 31, 2016.

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

	Three Months Ended March 31,
	2016			2015
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/Rate (4)	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/Rate (4)
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans	$9,700,554	$124,522	5.16%	$9,189,380	$124,878	5.51%
Investment securities	9,630,496	52,573	2.20%	9,241,434	48,562	2.13%
Federal funds sold and other earning assets	80,400	96	0.48%	267,672	165	0.25%
Total interest-earning assets	19,411,450	177,191	3.67%	18,698,486	173,605	3.77%
Allowance for credit losses	(83,883)			(80,681)
Noninterest-earning assets	2,937,937			2,871,702
Total assets	$22,265,504			$21,489,507

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$4,442,652	$2,784	0.25%	$4,178,883	$2,583	0.25%
Savings and money market deposits	5,820,161	3,885	0.27%	5,542,081	3,405	0.25%
Certificates and other time deposits	2,577,676	3,537	0.55%	2,956,038	3,589	0.49%
Other borrowings	361,778	482	0.54%	72,118	129	0.73%
Securities sold under repurchase agreements	306,192	212	0.28%	340,469	203	0.24%
Junior subordinated debentures	7,217	34	1.89%	119,408	791	2.69%
Total interest-bearing liabilities	13,515,676	10,934	0.33%	13,208,997	10,700	0.33%
Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	5,085,456			4,899,279
Other liabilities	149,379			100,648
Total liabilities	18,750,511			18,208,924
Shareholders' equity	3,514,993			3,280,583
Total liabilities and shareholders' equity	$22,265,504			$21,489,507

Net interest rate spread			3.34%			3.44%

Net interest income and margin (1) (2)		$166,257	3.44%		$162,905	3.53%

Net interest income and margin (tax equivalent) (3)		$168,093	3.48%		$164,569	3.57%

(1)	Yield is based on amortized cost and does not include any component of unrealized gains or losses.
(2)	The net interest margin is equal to net interest income divided by average interest-earning assets.
(3)

In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35%.

(4)	Annualized and based on average balances on an actual 365 day or 366 day basis for the three months ended March 31, 2016 and 2015.

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

	Three Months Ended March 31,
	2016 vs. 2015
	Increase (Decrease) Due to Change in
	Volume	Rate	Total
	(Dollars in thousands)
Interest-Earning Assets:
Loans (1)	$7,005	$(7,361)	$(356)
Investment securities (1)	2,062	1,949	4,011
Federal funds sold and other earning assets	(116)	47	(69)
Total increase (decrease) in interest income	8,951	(5,365)	3,586

Interest-Bearing Liabilities:
Interest-bearing demand deposits	164	37	201
Savings and money market deposits	172	308	480
Certificates and other time deposits (1)	(463)	411	(52)
Other borrowings	523	(170)	353
Securities sold under repurchase agreements	(20)	29	9
Junior subordinated debentures	(749)	(8)	(757)
Total (decrease) increase in interest expense	(373)	607	234
Increase (decrease) in net interest income	$9,324	$(5,972)	$3,352

(1)	Includes impact of purchase accounting adjustments.

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

The Company recorded a $14.0 million provision for credit losses for the quarter ended March 31, 2016 and a $1.3 million provision for the quarter ended March 31, 2015. Net charge-offs were $11.7 million for the quarter ended March 31, 2016 compared with net charge-offs of $1.0 million for the quarter ended March 31, 2015. This increase was primarily due to charge-offs related to one agricultural loan and two energy loans during the first quarter of 2016. See "Financial Condition – Allowance for Credit Losses" below for more information.

Noninterest Income

The Company’s primary sources of recurring noninterest income are NSF fees, credit, debit and ATM card income and service charges on deposit accounts. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method. Noninterest income totaled $30.8 million for the three months ended March 31, 2016 compared with $28.4 million for the same period in 2015, an increase of $2.4 million or 8.3%. This was mainly due to an increase in service charges on deposit accounts, an increase in mortgage income and an increase in other noninterest income.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Nonsufficient funds (NSF) fees	$8,189	$7,918
Credit card, debit card and ATM card income	5,827	5,638
Service charges on deposit accounts	4,590	4,179
Trust income	2,027	2,009
Mortgage income	1,471	1,148
Brokerage income	1,290	1,409
Bank owned life insurance income	1,383	1,380
Net gain on sale of assets	1,020	1,379
Other	4,996	3,361
Total noninterest income	$30,793	$28,421

Noninterest Expense

Noninterest expense totaled $80.5 million for the quarter ended March 31, 2016 compared with $79.5 million for the quarter ended March 31, 2015, an increase of $1.1 million or 1.3%.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Salaries and employee benefits (1)	$50,114	$49,966
Non-staff expenses:
Net occupancy and equipment	5,624	5,964
Credit and debit card, data processing and software amortization	4,430	3,817
Regulatory assessments and FDIC insurance	3,430	4,354
Core deposit intangibles amortization	2,222	2,489
Depreciation	3,349	2,916
Communications (2)	2,939	2,809
Other real estate expense	42	132
Professional fees	986	201
Printing and supplies	73	512
Other	7,319	6,302
Total noninterest expense	$80,528	$79,462

(1)	Includes stock-based compensation expense of $2.7 million and $2.8 million for the three months ended March 31, 2016 and 2015, respectively.
(2)	Communications expense includes telephone, data circuits, postage and courier expenses.

Income Taxes

Income tax expense decreased $3.4 million or 9.2%, to $33.6 million, for the quarter ended March 31, 2016 compared with $37.0 million for the same period in 2015. This decrease was primarily attributable to lower pretax net earnings for the three months ended March 31, 2016. The Company’s effective tax rate for the three months ended March 31, 2016 and 2015 was 32.7% and 33.4%, respectively.

FINANCIAL CONDITION

Loan Portfolio

The Company separates its loan portfolio into two general categories of loans: (1) “legacy loans,” which are loans originated by Prosperity Bank and made pursuant to the Company’s loan policy and procedures in effect at the time the loan was made, and (2) “acquired loans,” which are loans acquired in a business combination and preliminarily recorded at fair value at acquisition date. Those acquired loans that are renewed or substantially modified after the date of the business combination, which therefore causes them to become subject to the Company’s allowance for credit losses methodology, are referred to as “acquired legacy loans.” If a renewal or substantial modification of an acquired loan is underwritten by the Company with a new credit analysis, the loan will no longer be categorized as an acquired loan. For example, acquired loans to one borrower may be combined into a new loan with a new loan number and categorized as a legacy loan. Acquired loans with a fair value discount or premium at the date of the business combination that remained at the reporting date are referred to as “fair-valued acquired loans.” All fair-valued acquired loans are further categorized into “PCI loans” (purchased credit-impaired loans) and “Non-PCI loans.” Acquired loans with evidence of credit quality deterioration at acquisition for which it is probable that the Company would not be able to collect all contractual amounts due are PCI loans.

The following tables summarize the Company’s legacy and acquired loan portfolios broken out into legacy loans, acquired legacy loans, Non-PCI loans and PCI loans, as of the dates indicated.

	March 31, 2016
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total Loans
	(Dollars in thousands)
Residential mortgage loans held for sale	$23,717	$-	$-	$-	$23,717

Commercial and industrial	1,094,493	391,096	204,674	9,752	1,700,015
Real estate:
Construction, land development and other land loans	998,501	64,233	107,696	3,094	1,173,524
1-4 family residential (including home equity)	2,152,833	87,767	392,498	6,374	2,639,472
Commercial real estate (including multi-family residential)	2,260,820	307,956	641,008	19,922	3,229,706
Farmland	355,477	17,246	77,999	389	451,111
Agriculture	132,977	53,577	3,623	5	190,182
Consumer and other	193,703	24,693	28,285	-	246,681
Total loans held for investment	7,188,804	946,568	1,455,783	39,536	9,630,691
Total	$7,212,521	$946,568	$1,455,783	$39,536	$9,654,408

	December 31, 2015
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total Loans
	(Dollars in thousands)
Residential mortgage loans held for sale	$23,933	$-	$-	$-	$23,933

Commercial and industrial	1,038,118	419,932	218,583	15,613	1,692,246
Real estate:
Construction, land development and other land loans	954,587	64,158	53,533	920	1,073,198
1-4 family residential (including home equity)	2,115,857	88,852	406,754	5,269	2,616,732
Commercial real estate (including multi-family residential)	2,204,662	327,192	581,599	17,630	3,131,083
Farmland	335,689	18,188	80,082	390	434,349
Agriculture	143,265	66,415	4,785	4	214,469
Consumer and other	196,859	25,289	30,431	-	252,579
Total loans held for investment	6,989,037	1,010,026	1,375,767	39,826	9,414,656
Total	$7,012,970	$1,010,026	$1,375,767	$39,826	$9,438,589

At March 31, 2016, total loans were $9.65 billion, an increase of $215.8 million or 2.3%, compared with $9.44 billion at December 31, 2015. Loans at March 31, 2016 included $23.7 million of loans held for sale. At March 31, 2016, loans represented 43.9% of total assets compared with 42.8% of total assets at December 31, 2015.

The loan portfolio consist of various types of loans categorized by major type as follows:

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

Included in commercial and industrial loans are commitments to oil and gas producers secured by proven, developed and producing reserves and commitments to service, equipment and midstream companies secured mainly by accounts receivable, inventory and equipment. Mineral reserve values supporting commitments to producers are normally re-determined semi-annually using reserve studies prepared by a third-party or the Company’s oil and gas engineer. Accounts receivable and inventory borrowing bases for service companies are typically re-determined monthly. Funding requests by both producers and service companies are monitored relative to the most recently determined borrowing base. As of March 31, 2016, oil and gas loans totaled $362.8 million or 3.8% of total loans, of which $166.4 million were to production companies and $196.4 million were to service companies. This compares with total oil and gas loans of $399.1 million or 4.2% of total loans as of December 31, 2015, of which $178.6 million were to production companies and $220.5 million were to service companies. In addition, as of March 31, 2016, the Company had total unfunded commitments to oil and gas companies of $188.5 million, of which $85.6 million were to production companies and $102.9 million were to service companies. This compares with total unfunded commitments to oil and gas companies of $196.4 million as of December 31, 2015, of which $80.3 million were to production companies and $116.1 million were to service companies. Total unfunded commitments to producers include letters of credit issued in lieu of oil well plugging bonds.

(ii) Commercial Real Estate. The Company makes commercial real estate loans collateralized by owner-occupied and nonowner-occupied real estate to finance the purchase of real estate. The Company’s commercial real estate loans are collateralized by first liens on real estate, typically have variable interest rates (or five year or less fixed rates) and amortize over a 15- to 20-year period. Payments on loans secured by nonowner-occupied properties are often dependent on the successful operation or management of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than other types of loans. The Company seeks to minimize these risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition in connection with underwriting these loans. The underwriting analysis also includes credit verification, analysis of global cash flow, appraisals and a review of the financial condition of the borrower. At March 31, 2016, approximately 40.3% of the outstanding principal balance of the Company’s commercial real estate loans including farmland were secured by owner-occupied properties.

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

(iv) Construction, Land Development and Other Land Loans. The Company makes loans to finance the construction of residential and, to a lesser extent, nonresidential properties. Construction loans generally are collateralized by first liens on real estate and have floating interest rates. The Company conducts periodic inspections, either directly or through an agent, prior to approval of periodic draws on these loans. Underwriting guidelines similar to those described above are also used in the Company’s construction lending activities. Construction loans involve additional risks attributable to the fact that loan funds are advanced upon the security of a project under construction, and the project is of uncertain value prior to its completion. Because of uncertainties inherent in estimating construction costs, the market value of the completed project and the effects of governmental regulation on real property, it can be difficult to accurately evaluate the total funds required to complete a project and the related loan to value ratio. As a result of these uncertainties, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of a borrower or guarantor to repay the loan. If the Company is forced to foreclose on a project prior to completion, the Company may not be able to recover all of the unpaid portion of the loan. In addition, the Company may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time. Although the Company has underwriting procedures designed to identify what it believes to be acceptable levels of risks in construction lending, these procedures may not prevent losses from the risks described above.

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

Nonperforming assets increased $13.6 million or 31.3%, to $57.0 million, at March 31, 2016 compared with $43.5 million at December 31, 2015, of which $25.3 million and $22.0 million, respectively, were attributable to acquired loans. This increase was primarily due to an agricultural loan, as well as other real estate obtained from the acquisition of Tradition and its wholly-owned subsidiary Tradition Bank.

The following tables present information regarding nonperforming assets differentiated among legacy loans, acquired legacy loans, Non-PCI loans and PCI loans, as of the dates indicated:

	March 31, 2016
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total
	(Dollars in thousands)
Nonaccrual loans (1)	$18,272	$14,765	$1,617	$4,440	$39,094
Accruing loans 90 or more days past due	180	206	707	-	1,093
Total nonperforming loans	18,452	14,971	2,324	4,440	40,187
Repossessed assets	4	1	56	100	161
Other real estate	13,262	1,288	1,692	453	16,695
Total nonperforming assets	$31,718	$16,260	$4,072	$4,993	$57,043

Nonperforming assets to total loans and other real estate by category	0.44%	1.72%	0.28%	12.49%	0.59%

	December 31, 2015
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total
	(Dollars in thousands)
Nonaccrual loans (1)	$20,800	$7,361	$4,254	$7,296	$39,711
Accruing loans 90 or more days past due	-	614	-	-	614
Total nonperforming loans	20,800	7,975	4,254	7,296	40,325
Repossessed assets	5	10	56	100	171
Other real estate	657	110	1,743	453	2,963
Total nonperforming assets	$21,462	$8,095	$6,053	$7,849	$43,459

Nonperforming assets to total loans and other real estate by category	0.31%	0.80%	0.44%	19.49%	0.46%

(1)	Includes troubled debt restructurings of $593 thousand and $681 thousand as of March 31, 2016 and December 31, 2015, respectively.

Nonperforming assets were 0.59% of total loans and other real estate at March 31, 2016 compared with 0.46% of total loans and other real estate at December 31, 2015. Nonperforming assets attributable to legacy loans were 0.44% of total legacy loans and other real estate at March 31, 2016 compared with 0.31% of total legacy loans and other real estate at December 31, 2015. Nonperforming assets attributable to acquired legacy loans were 1.72% of total acquired legacy loans and other real estate at March 31, 2016 compared with 0.80% of total acquired legacy loans and other real estate at December 31, 2015. Nonperforming assets attributable to Non-PCI loans were 0.28% of total Non-PCI loans and other real estate at March 31, 2016 compared with 0.44% of total Non-PCI and other real estate at December 31, 2015. Nonperforming assets attributable to PCI loans were 12.49% of total PCI loans and other real estate at March 31, 2016 compared with 19.49% of total PCI loans and other real estate at December 31, 2015. The allowance for credit losses as a percentage of total nonperforming loans was 208.3% at March 31, 2016 and 201.8% at December 31, 2015. For the three months ended March 31, 2016, the Company did not have loans modified in troubled debt restructurings (TDRs). Total TDRs outstanding totaled $593 thousand at March 31, 2016.

Allowance for Credit Losses

The following table presents, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

	As of and for the Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)

Average loans outstanding	$9,700,554	$9,189,380

Gross loans outstanding at end of period	$9,654,408	$9,166,005

Allowance for credit losses at beginning of period	$81,384	$80,762
Provision for credit losses	14,000	1,250
Charge-offs:
Commercial and industrial	(6,277)	(728)
Real estate and agriculture	(7,140)	(292)
Consumer and other	(848)	(729)
Recoveries:
Commercial and industrial	1,881	224
Real estate and agriculture	275	106
Consumer and other	439	370
Net charge-offs	(11,670)	(1,049)
Allowance for credit losses at end of period	$83,714	$80,963

Ratio of allowance to end of period loans	0.87%	0.88%
Ratio of net charge-offs to average loans (annualized)	0.48%	0.05%
Ratio of allowance to end of period nonperforming loans	208.3%	251.3%

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

	As of and for the Three Months Ended March 31, 2016
	Legacy Loans	Acquired Loans	Total
	(Dollars in thousands)
Average loans outstanding	$7,266,801	$2,433,753	$9,700,554

Gross loans outstanding at end of period	$7,212,521	$2,441,887	$9,654,408

Allowance for credit losses at beginning of period	$64,909	$16,475	$81,384
Provision for credit losses	10,099	3,901	14,000
Charge-offs:
Commercial and industrial	(61)	(6,216)	(6,277)
Real estate and agriculture	(7,074)	(66)	(7,140)
Consumer and other	(831)	(17)	(848)
Recoveries:
Commercial and industrial	628	1,253	1,881
Real estate and agriculture	261	14	275
Consumer and other	436	3	439
Net charge-offs	(6,641)	(5,029)	(11,670)
Allowance for credit losses at end of period	$68,367	$15,347	$83,714

Ratio of allowance to end of period loans	0.95%	0.63%	0.87%
Ratio of net charge-offs to average loans (annualized)	0.37%	0.83%	0.48%
Ratio of allowance to end of period nonperforming loans	370.5%	70.6%	208.3%

	As of and for the Three Months Ended March 31, 2015
	Legacy Loans	Acquired Loans	Total
	(Dollars in thousands)
Average loans outstanding	$5,680,799	$3,508,581	$9,189,380

Gross loans outstanding at end of period	$6,152,341	$3,013,664	$9,166,005

Allowance for credit losses at beginning of period	$61,745	$19,017	$80,762
Provision for credit losses	883	367	1,250
Charge-offs:
Commercial and industrial	(317)	(411)	(728)
Real estate and agriculture	(151)	(141)	(292)
Consumer and other	(718)	(11)	(729)
Recoveries:
Commercial and industrial	208	16	224
Real estate and agriculture	106	-	106
Consumer and other	370	-	370
Net charge-offs	(502)	(547)	(1,049)
Allowance for credit losses at end of period	$62,126	$18,837	$80,963

Ratio of allowance to end of period loans	1.01%	0.63%	0.88%
Ratio of net charge-offs to average loans (annualized)	0.04%	0.06%	0.05%
Ratio of allowance to end of period nonperforming loans	1572.4%	66.6%	251.3%

The Company had gross charge-offs on legacy loans of $8.0 million during the three months ended March 31, 2016. Partially offsetting these charge-offs were recoveries on legacy loans of $1.3 million. Total charge-offs for the three months ended March 31, 2016 were $14.3 million, partially offset by total recoveries of $2.6 million.

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

	March 31, 2016
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total Allowance	Percent of Loans to Total Loans
	(Dollars in thousands)
Balance of allowance for credit losses applicable to:
Commercial and industrial	$25,749	$10,166	$80	$1,168	$37,163	17.6%
Real estate	38,486	2,782	52	-	41,320	73.2%
Agriculture and agriculture real estate	2,535	1,004	33	-	3,572	6.6%
Consumer and other	1,597	50	12	-	1,659	2.6%
Total allowance for credit losses	$68,367	$14,002	$177	$1,168	$83,714	100.0%

	December 31, 2015
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total Allowance	Percent of Loans to Total Loans
	(Dollars in thousands)
Balance of allowance for credit losses applicable to:
Commercial and industrial	$21,660	$8,969	$1,944	$836	$33,409	17.9%
Real estate	39,321	3,133	315	-	42,769	72.5%
Agriculture and agriculture real estate	2,645	1,162	38	-	3,845	6.9%
Consumer and other	1,283	59	19	-	1,361	2.7%
Total allowance for credit losses	$64,909	$13,323	$2,316	$836	$81,384	100.0%

At March 31, 2016, the allowance for credit losses totaled $83.7 million compared with $81.4 million at December 31, 2015, an increase of $2.3 million or 2.9%. The allowance for credit losses at March 31, 2016 totaled 0.87% of total loans compared with 0.86% of total loans at December 31, 2015.

At March 31, 2016, $68.4 million of the allowance was attributable to legacy loans, an increase of $3.5 million or 5.3%, compared with the allowance of $64.9 million attributable to legacy loans at December 31, 2015. This increase was primarily attributable to specific reserves identified for loans with deteriorated credit quality and an increase in the legacy loan balance. At March 31, 2016, $14.0 million of the allowance for credit losses was attributable to acquired legacy loans compared with $13.3 million of the allowance at December 31, 2015, an increase of $679 thousand or 5.1%. This increase was primarily attributable to an increase in specific reserves identified for loans with deteriorated credit quality, partially offset by a decrease in the acquired legacy loan balance. At March 31, 2016, $177 thousand of the allowance for credit losses was attributable to Non-PCI loans compared with $2.3 million of the allowance at December 31, 2015, a decrease of $2.1 million or 92.4%. This decrease was primarily attributable to the charge off of loans that had specific reserves identified at December 31, 2015. At March 31, 2016, $1.2 million of the allowance for credit losses was attributable to PCI loans compared with $836 thousand of the allowance at December 31, 2015. The increase in allowance attributable to PCI loans was primarily attributable to increased specific reserves identified for a commercial and industrial loan with deteriorated credit quality.

At March 31, 2016, the Company had $84.6 million of total outstanding discounts on Non-PCI and PCI loans, of which $63.7 million was accretable.

The Company believes that the allowance for credit losses at March 31, 2016 is adequate to cover estimated losses in the loan portfolio as of such date. Nevertheless, the Company could sustain losses in future periods, which could be substantial in relation to the size of the allowance at March 31, 2016.

Securities

The carrying cost of securities totaled $9.45 billion at March 31, 2016 compared with $9.50 billion at December 31, 2015, a decrease of $53.7 million or 0.6%. At March 31, 2016, securities represented 43.0% of total assets compared with 43.1% of total assets at December 31, 2015.

The amortized cost and fair value of investment securities were as follows:

	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealize Loss	Fair Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$3,727	$11	$-	$3,738
Collateralized mortgage obligations	24,517	85	(6)	24,596
Mortgage-backed securities	52,230	2,999	(9)	55,220
Other securities	12,588	253	(46)	12,795
Total	$93,062	$3,348	$(61)	$96,349

Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$44,138	$1,208	$-	$45,346
States and political subdivisions	427,336	6,855	(444)	433,747
Collateralized mortgage obligations	1,028	20	(1)	1,047
Mortgage-backed securities	8,879,753	121,289	(23,380)	8,977,662
Other securities	100	-	(1)	99
Total	$9,352,355	$129,372	$(23,826)	$9,457,901

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$5,463	$22	$-	$5,485
Collateralized mortgage obligations	25,991	25	(100)	25,916
Mortgage-backed securities	55,884	3,098	(11)	58,971
Other securities	12,588	150	(46)	12,692
Total	$99,926	$3,295	$(157)	$103,064

Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$47,598	$798	$-	$48,396
States and political subdivisions	363,505	7,080	(542)	370,043
Collateralized mortgage obligations	2,107	17	(2)	2,122
Mortgage-backed securities	8,986,153	68,868	(82,407)	8,972,614
Other securities	-	-	-	-
Total	$9,399,363	$76,763	$(82,951)	$9,393,175

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

As of March 31, 2016, management does not have the intent to sell any of the securities classified as available for sale and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of March 31, 2016, management believes any impairment in the Company’s securities is temporary, and therefore no impairment loss has been realized in the Company’s consolidated statements of income.

Deposits

Total deposits were $17.87 billion at March 31, 2016 compared with $17.68 billion at December 31, 2015, an increase of $191.6 million or 1.1%. At March 31, 2016, noninterest-bearing deposits totaled $5.11 billion compared with $5.14 billion at December 31, 2015, a decrease of $23.6 million or 0.5%. Interest-bearing deposits totaled $12.76 billion at March 31, 2016 compared with $12.54 billion at December 31, 2015, an increase of $215.3 million or 1.7%.

Average deposits for the three months ended March 31, 2016 were $17.93 billion, an increase of $349.7 million or 2.0%, compared with $17.58 billion for the three months ended March 31, 2015. Deposit growth was impacted by the acquisition of Tradition. Deposits for Tradition totaled $488.9 million at acquisition date. The ratio of average interest-bearing deposits to total average deposits was 71.6% during the first three months of 2016 compared to 72.1% during the first three months of 2015.

The following table summarizes the daily average balances and weighted average rates paid on deposits for the periods indicated below:

	Three Months Ended March 31,
	2016		2015
	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Interest-bearing demand deposits	$4,442,652	0.25%	$4,178,883	0.25%
Regular savings	1,975,343	0.25%	1,797,979	0.20%
Money market savings	3,844,818	0.28%	3,744,102	0.27%
Certificates, IRAs and other time deposits	2,577,676	0.55%	2,956,038	0.49%
Total interest-bearing deposits	12,840,489	0.32%	12,677,002	0.31%
Noninterest-bearing deposits	5,085,456		4,899,279
Total deposits	$17,925,945	0.23%	$17,576,281	0.22%

 Other Borrowings

The following table presents the Company’s borrowings as of the dates indicated:

	March 31, 2016	December 31, 2015
	(Dollars in thousands)
FHLB advances	$180,000	$485,000
FHLB long-term notes payable	6,225	6,399
Total other borrowings	186,225	491,399
Securities sold under repurchase agreements	304,204	315,253
Total	$490,429	$806,652

FHLB advances and long-term notes payable— The Company has an available line of credit with the FHLB of Dallas, which allows the Company to borrow on a collateralized basis. FHLB advances are considered short-term, overnight borrowings and are used to manage liquidity as needed. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At March 31, 2016, the Company had total funds of $4.99 billion available under this agreement, of which $186.2 million was outstanding. Short-term overnight FHLB advances of $180.0 million were outstanding at March 31, 2016, at a weighted average rate of 0.45%. Long-term notes payable were $6.2 million at March 31, 2016, with a weighted average rate of 5.64%. The maturity dates on the FHLB notes payable range from the years 2016 to 2027 and have interest rates ranging from 4.51% to 6.10%.

Securities sold under repurchase agreements— At March 31, 2016, the Company had $304.2 million in securities sold under repurchase agreements with banking customers compared with $315.3 million at December 31, 2015, a decrease of $11.0 million or 3.5%. Repurchase agreements are generally settled on the following business day; however, approximately $10.2 million of the repurchase agreements outstanding at March 31, 2016 have maturity dates ranging from 10 to 24 months. All securities sold under agreements to repurchase are collateralized by certain pledged securities.

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

As of March 31, 2016, the Company had outstanding $2.09 billion in commitments to extend credit and $86.2 million in commitments associated with outstanding standby letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

The Company has no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of March 31, 2016, the Company had cash and cash equivalents of $336.0 million compared with $564.0 million at December 31, 2015, a decrease of $228.0 million or 40.4%. The decrease was primarily due to the purchase of $2.63 billion of securities, the net decrease in noninterest-bearing deposits of $333.6 million, net repayments of other short-term borrowings of $305.0 million and the repurchase of stock of $47.2 million, partially offset by proceeds from the maturities and repayments of securities of $2.92 billion.

Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of March 31, 2016 (other than deposit obligations). The payments do not include pre-payment options that may be available to the Company. The Company’s future cash payments associated with its contractual obligations pursuant to its junior subordinated debt, FHLB borrowings and operating leases as of March 31, 2016 are summarized below. In February 2016, the Company gave irrevocable notice of its intent to redeem the outstanding junior subordinated debentures in April 2016.  The $7.2 million outstanding principal balance of the debentures and all accrued interest payable upon redemption is included in the “1 year or less” column below.  Payments for FHLB borrowings include interest of $948 thousand that will be paid over the future periods. Payments related to leases are based on actual payments specified in underlying contracts.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Junior subordinated debentures	$7,254	$-	$-	$-	$7,254
Federal Home Loan Bank notes payable	180,932	5,078	902	261	187,173
Operating leases	6,310	8,658	5,650	7,634	28,252
Total	$194,496	$13,736	$6,552	$7,895	$222,679

Off-Balance Sheet Items

In the normal course of business, the Company enters into various transactions, which, in accordance with U.S. generally accepted accounting principles (“GAAP”), are not included in its consolidated balance sheets. The Company enters into these transactions to meet the financing needs of its customers. These transactions include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the consolidated balance sheets.

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit as of March 31, 2016 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$79,912	$5,145	$1,109	$-	$86,166
Commitments to extend credit	1,097,889	376,926	69,830	550,136	2,094,781
Total	$1,177,801	$382,071	$70,939	$550,136	$2,180,947

Capital Resources

Total shareholders’ equity was $3.50 billion at March 31, 2016 compared with $3.46 billion at December 31, 2015, an increase of $36.2 million or 1.0%. The increase was primarily the result of net income of $69.0 million and common stock issued in connection with the Tradition acquisition of $32.5 million, partially offset by stock repurchases of $47.2 million and dividends paid on the common stock of $20.9 million.

The Basel III Capital Rules adopted by the federal regulatory authorities in 2013 substantially revised the risk-based capital requirements applicable to the Company and the Bank. The Basel III Capital Rules became effective for the Company on January 1, 2015, subject to a phase-in period for certain provisions. Among other things, the Basel III Capital Rules introduced a new capital measure called “Common Equity Tier 1,” which is a comparison of the sum of certain equity capital components to total risk-weighted assets, and revised the risk-weighting approach of the capital ratios with a more risk-sensitive approach that expanded the risk-weighting categories from the previous Basel I-derived categories to a much larger and more risk-sensitive number of categories, depending on the nature of the assets.

Additionally, the Basel III Capital Rules introduced a capital conservation buffer with respect to each of the Common Equity Tier 1, Tier 1 risk-based and total risk-based capital ratios, which provides for capital levels that exceed the minimum risk-based capital adequacy requirements.  The capital conservation buffer is subject to a three year phase-in period that began on January 1, 2016 and will be fully phased-in on January 1, 2019 at 2.5%.  The required phase-in capital conservation buffer during 2016 is 0.625%.  A financial institution with a conservation buffer of less than the required amount will be subject to limitations on capital distributions, including dividend payments and stock repurchases, and certain discretionary bonus payments to executive officers.

Financial institutions are categorized as well capitalized or adequately capitalized based on minimum common equity Tier 1, Tier 1 risk-based, total risk-based and Tier 1 leverage ratios. As of March 31, 2016, the Bank’s capital ratios were above the levels required for the Bank to be designated as “well capitalized” by the FDIC.

The following table provides a comparison of the Company’s and the Bank’s risk-weighted and leverage capital ratios to the minimum and well-capitalized regulatory standards as of March 31, 2016:

	Minimum Required For Capital Adequacy Purposes		Minimum Required Plus Capital Conservation Buffer for 2016	To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio as of March 31, 2016
The Company
CET1 capital (to risk weighted asssets )	4.50%		5.125%	N/A	13.16%
Tier 1 capital (to risk weighted assets)	6.00%		6.625%	N/A	13.16%
Total capital (to risk weighted assets)	8.00%		8.625%	N/A	13.86%
Tier 1 capital (to average assets)	4.00	%(1)	4.000%	N/A	7.74%

The Bank
CET1 capital (to risk weighted asssets )	4.50%		5.125%	6.50%	12.40%
Tier 1 capital (to risk weighted assets)	6.00%		6.625%	8.00%	12.40%
Total capital (to risk weighted assets)	8.00%		8.625%	10.00%	13.10%
Tier 1 capital (to average assets)	4.00	%(2)	4.000%	5.00%	7.23%

___________

(1)	The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.
(2)	The FDIC may require the Bank to maintain a leverage ratio above the required minimum.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company manages market risk, which for the Company is primarily interest rate risk, through its Asset Liability Committee which is composed of senior officers of the Company, in accordance with policies approved by the Company’s Board of Directors.

The Company uses simulation analysis to examine the potential effects of market changes on net interest income and market value. The Company considers macroeconomic variables, Company strategy, liquidity and other factors as it quantifies market risk. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Sensitivity and Liquidity” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed on February 29, 2016, for further discussion.

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a.	None.

b.	None.

c.	The following table details the Company’s repurchases of shares of its common stock during the three months ended March 31, 2016:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period (1)

January 1 - January 31, 2016	-	$-	-	3,535,635
February 1 - February 29, 2016	961,349	40.13	961,349	2,574,286
March 1 - March 31, 2016	198,237	43.24	198,237	2,376,049
Total	1,159,586	$40.66	1,159,586

 __________

(1) On January 27, 2016, the Company announced a stock repurchase program that authorizes the repurchase of up to 5%, or approximately 3.54 million shares, of the Company's outstanding common stock over the next twelve months, at the discretion of management. Under the stock repurchase program, the Company may repurchase shares from time to time at prevailing market prices, through open-market purchases or privately negotiated transactions, depending upon market conditions.

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

3.3	Amended and Restated Bylaws of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 23, 2015)

Exhibit Number	Description of Exhibit
4.1	Form of certificate representing shares of the Company’s common stock (incorporated by reference to Exhibit 4 to the Registration Statement)

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Interactive Financial Data

*	Filed with this Quarterly Report on Form 10-Q.
**	Furnished with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPERITY BANCSHARES, INC. ®
(Registrant)

Date: 5/9/16	/s/ DAVID ZALMAN
David Zalman
Chairman and Chief Executive Officer

Date: 5/9/16	/s/ DAVID HOLLAWAY
David Hollaway
Chief Financial Officer