Form 10-Q
period 2016-06-30
PROSPERITY BANCSHARES INC
filed 2016-08-10
CIK 1068851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

As of August 4, 2016, there were 69,479,611 outstanding shares of the registrant’s Common Stock, par value $1.00 per share.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2016	2015
	(Dollars in thousands, except par value)
ASSETS
Cash and due from banks	$333,208	$562,544
Federal funds sold	484	1,418
Total cash and cash equivalents	333,692	563,962

Available for sale securities, at fair value	139,202	103,064
Held to maturity securities, at cost (fair value of $9,279,813 and $9,393,175, respectively)	9,135,449	9,399,363
Total securities	9,274,651	9,502,427

Loans held for sale	31,831	23,933
Loans held for investment	9,618,177	9,414,656
Total loans	9,650,008	9,438,589
Less: allowance for credit losses	(83,826)	(81,384)
Loans, net	9,566,182	9,357,205

Accrued interest receivable	51,486	51,924
Goodwill	1,903,451	1,868,827
Core deposit intangibles, net	44,861	49,417
Bank premises and equipment, net	273,104	267,996
Other real estate owned	15,677	2,963
Bank owned life insurance (BOLI)	247,057	235,429
Federal Home Loan Bank of Dallas stock	39,557	68,413
Other assets	46,592	68,653
TOTAL ASSETS	$21,796,310	$22,037,216

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$5,016,637	$5,136,579
Interest-bearing	12,202,508	12,544,540
Total deposits	17,219,145	17,681,119
Other borrowings	606,049	491,399
Securities sold under repurchase agreements	320,001	315,253
Accrued interest payable	2,225	1,896
Other liabilities	104,306	84,639
Total liabilities	18,251,726	18,574,306

COMMITMENTS AND CONTINGENCIES	-	-
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 20,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $1 par value; 200,000,000 shares authorized; 69,480,111 shares issued and outstanding at June 30, 2016; 70,058,761 shares issued and 70,021,673 shares outstanding at December 31, 2015	69,480	70,059
Capital surplus	2,023,179	2,036,378
Retained earnings	1,450,302	1,355,040
Accumulated other comprehensive income—net unrealized gain on available for sale securities, net of tax of $873 and $1,098, respectively	1,623	2,040
Less treasury stock, at cost, 37,088 shares	-	(607)
Total shareholders’ equity	3,544,584	3,462,910
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$21,796,310	$22,037,216

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$118,297	$119,404	$242,819	$244,282
Securities	51,097	48,530	103,670	97,092
Federal funds sold	65	47	161	212
Total interest income	169,459	167,981	346,650	341,586

INTEREST EXPENSE:
Deposits	10,045	9,169	20,251	18,746
Other borrowings	710	365	1,192	494
Securities sold under repurchase agreements	234	208	446	411
Junior subordinated debentures	3	-	37	791
Total interest expense	10,992	9,742	21,926	20,442

NET INTEREST INCOME	158,467	158,239	324,724	321,144
PROVISION FOR CREDIT LOSSES	6,000	500	20,000	1,750
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	152,467	157,739	304,724	319,394
NONINTEREST INCOME:
Nonsufficient funds (NSF) fees	8,031	8,310	16,220	16,228
Credit card, debit card and ATM card income	5,929	6,003	11,756	11,641
Service charges on deposit accounts	4,610	4,189	9,200	8,368
Trust income	1,762	2,047	3,789	4,056
Mortgage income	1,772	1,513	3,243	2,661
Brokerage income	1,286	1,541	2,576	2,950
Net gain on sale of assets	332	270	1,352	1,649
Other	4,751	6,424	11,130	11,165
Total noninterest income	28,473	30,297	59,266	58,718
NONINTEREST EXPENSE:
Salaries and employee benefits	48,224	47,819	98,338	97,785
Net occupancy and equipment	5,741	5,812	11,365	11,776
Credit and debit card, data processing and software amortization	4,164	4,045	8,594	7,862
Regulatory assessments and FDIC insurance	3,447	4,253	6,877	8,607
Core deposit intangibles amortization	2,334	2,390	4,556	4,879
Depreciation	3,286	3,420	6,635	6,336
Communications	2,981	2,835	5,920	5,644
Other real estate expense	50	129	92	261
Other	9,008	9,032	17,386	16,047
Total noninterest expense	79,235	79,735	159,763	159,197
INCOME BEFORE INCOME TAXES	101,705	108,301	204,227	218,915
PROVISION FOR INCOME TAXES	33,634	36,369	67,205	73,342
NET INCOME	$68,071	$71,932	$137,022	$145,573

EARNINGS PER SHARE:
Basic	$0.98	$1.03	$1.96	$2.08
Diluted	$0.98	$1.03	$1.96	$2.08

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Dollars in thousands)

Net income	$68,071	$71,932	$137,022	$145,573
Other comprehensive loss, before tax:
Securities available for sale:
Change in unrealized gain during period	(790)	(640)	(642)	(1,082)
Total other comprehensive loss	(790)	(640)	(642)	(1,082)
Deferred taxes related to other comprehensive loss	277	224	225	379
Other comprehensive loss, net of tax	(513)	(416)	(417)	(703)
Comprehensive income	$67,558	$71,516	$136,605	$144,870

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

					Accumulated
					Other		Total
	Common Stock		Capital	Retained	Comprehensive	Treasury	Shareholders’
	Shares	Amount	Surplus	Earnings	Income	Stock	Equity
	(In thousands, except share and per share data)
BALANCE AT DECEMBER 31, 2014	69,816,653	$69,817	$2,025,235	$1,146,652	$3,729	$(607)	$3,244,826
Net income				145,573			145,573
Other comprehensive loss					(703)		(703)
Common stock issued in connection with the exercise of stock options and restricted stock awards	260,125	260	(193)				67
Stock based compensation expense			5,690				5,690
Cash dividends declared, $0.5450 per share				(38,168)			(38,168)
BALANCE AT JUNE 30, 2015	70,076,778	$70,077	$2,030,732	$1,254,057	$3,026	$(607)	$3,357,285

BALANCE AT DECEMBER 31, 2015	70,058,761	$70,059	$2,036,378	$1,355,040	$2,040	$(607)	$3,462,910
Net income				137,022			137,022
Other comprehensive loss					(417)		(417)
Common stock issued in connection with the exercise of stock options and restricted stock awards	23,800	24	174				198
Common stock issued in connection with the acquisition of Tradition Bancshares, Inc.	679,528	679	31,843				32,522
Treasury stock cancellation	(37,088)	(37)	(570)			607	–
Common stock repurchase	(1,244,890)	(1,245)	(49,812)				(51,057)
Stock based compensation expense			5,166				5,166
Cash dividends declared, $0.6000 per share				(41,760)			(41,760)
BALANCE AT JUNE 30, 2016	69,480,111	$69,480	$2,023,179	$1,450,302	$1,623	$-	$3,544,584

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2016	2015
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$137,022	$145,573
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and core deposit intangibles amortization	11,191	11,215
Provision for credit losses	20,000	1,750
Net amortization of premium on investments	20,660	29,611
Loss (gain) on sale of other real estate	333	(18)
Gain on sale of assets	(1,352)	(1,649)
Net accretion of discount on loans	(23,798)	(33,249)
Net accretion of discount on deposits	(360)	(640)
Gain on sale of loans	(2,961)	(2,565)
Proceeds from sale of loans held for sale	128,340	107,027
Originations of loans held for sale	(133,277)	(106,342)
Stock based compensation expense	5,166	5,690
Decrease in accrued interest receivable and other assets	56,165	14,699
Increase in accrued interest payable and other liabilities	9,817	25,370
Net cash provided by operating activities	226,946	196,472

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of held to maturity securities	883,538	818,864
Purchase of held to maturity securities	(395,228)	(1,522,964)
Proceeds from maturities and principal paydowns of available for sale securities	7,314,308	1,831,103
Purchase of available for sale securities	(7,351,075)	(1,810,000)
Net decrease in loans held for investment	27,634	161,954
Purchase of bank premises and equipment	(3,361)	(5,400)
Proceeds from sale of bank premises, equipment and other real estate	6,910	6,418
Net cash used in the purchase of Tradition Bancshares, Inc.	(8,963)	-
Net cash provided by (used in) investing activities	473,763	(520,025)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in noninterest-bearing deposits	(429,921)	104,208
Net decrease in interest-bearing deposits	(520,620)	(795,062)
Net proceeds from other short-term borrowings	115,000	880,000
Repayments of other long-term borrowings	(350)	(1,983)
Net increase in securities sold under repurchase agreements	4,748	18,666
Redemption of junior subordinated debentures	(7,217)	(167,531)
Proceeds from stock option exercises	198	67
Repurchase of common stock	(51,057)	-
Payments of cash dividends	(41,760)	(38,168)
Net cash (used in) provided by financing activities	(930,979)	197

NET DECREASE IN CASH AND CASH EQUIVALENTS	(230,270)	(323,356)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	563,962	677,854
CASH AND CASH EQUIVALENTS, END OF PERIOD	$333,692	$354,498

NONCASH ACTIVITIES:
Stock issued in connection with the Tradition Bancshares, Inc. acquisition	$32,522	$-
Acquisition of real estate through foreclosure of collateral	13,855	1,166

SUPPLEMENTAL INFORMATION:
Income taxes paid	$48,832	$42,580
Interest paid	21,597	21,517

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(UNAUDITED)

1. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Prosperity Bancshares, Inc.® (“Bancshares”) and its wholly-owned subsidiary, Prosperity Bank® (the “Bank,” collectively referred to as the “Company”). All intercompany transactions and balances have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Operating results for the six-month period ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any other period.

2. INCOME PER COMMON SHARE

Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares. The following table illustrates the computation of basic and diluted earnings per share:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
		Per Share		Per Share		Per Share		Per Share
	Amount	Amount	Amount	Amount	Amount	Amount	Amount	Amount
	(Amounts in thousands, except per share data)
Net income	$68,071		$71,932		$137,022		$145,573
Basic:
Weighted average shares outstanding	69,565	$0.98	70,037	$1.03	69,869	$1.96	70,035	$2.08

Diluted:
Add incremental shares for:
Effect of dilutive securities - options	9		16		8		19
Total	69,574	$0.98	70,053	$1.03	69,877	$1.96	70,054	$2.08

      There were no stock options exercisable during the three and six months ended June 30, 2016 or 2015 that would have had an anti-dilutive effect on the above computation.

3. NEW ACCOUNTING STANDARDS

Accounting Standards Updates (“ASU”)

ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326)—Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The measurement of expected credit losses is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. Additionally, available for sale debt securities may realize value either through collection of contractual cash flows or through sale of the security at fair value. Therefore, the amendments limit the amount of the allowance for credit losses to the difference between amortized cost and fair value. ASU 2016-13 will be effective for the Company as of January 1, 2020. The Company is currently evaluating the potential impact of ASU 2016-13 on the Company’s financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(UNAUDITED)

ASU 2016-12, “Revenue from Contracts with Customers (Topic 606)—Narrow-Scope Improvements and Practical Expedients.” ASU 2016-12 addresses narrow-scope improvements to the guidance on collectability, noncash consideration, and completed contracts at transition. Additionally, the amendments in this update provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. The amendments in this update affect the guidance in ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which is effective January 1, 2018. The Company is in the process of evaluating the impact of this guidance and does not currently anticipate a significant impact on the consolidated financial statements.

ASU 2016-10, “Revenue from Contracts with Customers (Topic 606)—Identifying Performance Obligations and Licensing.” ASU 2016-10 clarifies two aspects of “Revenue from Contracts with Customers (Topic 606)” (i) identifying performance obligations and (ii) the licensing implementation guidance. This ASU adds guidance on how to identify the promised goods or services in the contract and how to evaluate whether promised goods and services are distinct. Additionally, this update includes guidance on determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time) and when to recognize revenue for a sales-based or use-based royalty promised in exchange for a license of intellectual property. The amendments in this update affect the guidance in ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which is effective January 1, 2018. The Company is in the process of evaluating the impact of this guidance and does not currently anticipate a significant impact on the consolidated financial statements.

ASU 2016-09, “Compensation - Stock Compensation (Topic 718) — Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. This ASU covers accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 will be effective for the Company as of January 1, 2017. The Company is currently evaluating the potential impact of ASU 2016-09 on the Company’s financial statements.

ASU 2016-08, “Revenue from Contracts with Customers (Topic 606)—Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” ASU 2016-08 states that when another party is involved in providing goods or services to a customer, an entity is required to determine whether the nature of its promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for that good or service to be provided by the other party (that is, the entity is an agent). Additionally, when an principal entity satisfies a performance obligation, the entity recognizes revenue in the gross amount of consideration to which it expects to be entitled in exchange for the specified good or service transferred to the customer, but when an agent entity satisfies a performance obligation, the entity recognizes revenue in the amount of any fee or commission to which it expects to be entitled in exchange for arranging for the specified good or service to be provided by the other party. The amendments in this update affect the guidance in ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which is effective January 1, 2018. The Company is in the process of evaluating the impact of this guidance and does not currently anticipate a significant impact on the consolidated financial statements.

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

ASU 2016-01, “Financial Instruments—Overall (Subtopic 825-10) — Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 (i) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; (iii) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; (iv) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; (v) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; (vi) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; (vii) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in this update affect all entities that hold financial assets or owe financial liabilities. ASU 2016-01 is effective for the Company beginning January 1, 2018, and is not expected to have a significant impact on the Company’s financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(UNAUDITED)

ASU 2015-16, “Business Combinations (Topic 805) — Simplifying the Accounting for Measurement-Period Adjustments.” ASU 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The acquirer must record, in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. Additionally, the entity is required to present separately on the face of the income statement or disclose in the notes the portion of the amount recorded in current-period earnings by line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 became effective for the Company on January 1, 2016 and did not have a significant impact on the Company’s financial statements.

ASU 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20) — Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items, which, among other things, required an entity to segregate extraordinary items considered to be unusual and infrequent from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. ASU 2015-01 became effective for the Company on January 1, 2016 and did not have a significant impact on the Company’s financial statements.

ASU 2014-12, “Compensation - Stock Compensation (Topic 718) — Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.”  ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. If the performance target becomes probable of being achieved before the end of the requisite service period, the remaining unrecognized compensation cost should be recognized prospectively over the remaining requisite service period. The total amount of compensation cost recognized during and after the requisite service period should reflect the number of awards that are expected to vest and should be adjusted to reflect those awards that ultimately vest. The requisite service period ends when the employee can cease rendering service and still be eligible to vest in the award if the performance target is achieved. ASU 2014-12 became effective for the Company on January 1, 2016 and did not have a significant impact on the Company’s financial statements.

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).”  ASU 2014-09 supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and most industry-specific guidance throughout the Industry Topics of the Codification.  Additionally, ASU 2014-09 supersedes some cost guidance included in Revenue Recognition—Construction-Type and Production-Type Contracts (Subtopic 605-35). In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer are amended to be consistent with the guidance on recognition and measurement. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU 2015-14, “Revenue from Contracts with Customers (Topic 606)—Deferral of the Effective Date” deferred the effective date for ASU 2014-09 by one year to January 1, 2018, with retrospective application to each prior reporting period presented. The Company is currently evaluating the requirements of ASU 2014-09, but it is not expected to have a significant impact on the Company’s financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(UNAUDITED)

4. SECURITIES

The amortized cost and fair value of investment securities were as follows:

	June 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$2,574	$6	$-	$2,580
Collateralized mortgage obligations	22,960	92	(4)	23,048
Mortgage-backed securities	98,583	2,759	(563)	100,779
Other securities	12,588	253	(46)	12,795
Total	$136,705	$3,110	$(613)	$139,202

Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$33,437	$1,167	$-	$34,604
States and political subdivisions	417,532	8,700	(78)	426,154
Collateralized mortgage obligations	967	21	(1)	987
Mortgage-backed securities	8,683,413	140,777	(6,221)	8,817,969
Other securities	100	-	(1)	99
Total	$9,135,449	$150,665	$(6,301)	$9,279,813

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$5,463	$22	$-	$5,485
Collateralized mortgage obligations	25,991	25	(100)	25,916
Mortgage-backed securities	55,884	3,098	(11)	58,971
Other securities	12,588	150	(46)	12,692
Total	$99,926	$3,295	$(157)	$103,064

Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$47,598	$798	$-	$48,396
States and political subdivisions	363,505	7,080	(542)	370,043
Collateralized mortgage obligations	2,107	17	(2)	2,122
Mortgage-backed securities	8,986,153	68,868	(82,407)	8,972,614
Other securities	-	-	-	-
Total	$9,399,363	$76,763	$(82,951)	$9,393,175

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

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

As of June 30, 2016, management does not have the intent to sell any of its investment securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of June 30, 2016, management believes any impairment in the Company’s securities is temporary, and therefore no impairment loss has been realized in the Company’s consolidated statement of income.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(UNAUDITED)

Securities with unrealized losses, segregated by length of time, that have been in a continuous loss position were as follows:

	June 30, 2016
	Less than 12 Months		More than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$1,900	$(2)	$155	$(2)	$2,055	$(4)
Mortgage-backed securities	51,975	(554)	2,228	(9)	54,203	(563)
Other securities	-	-	1,691	(46)	1,691	(46)
Total	$53,875	$(556)	$4,074	$(57)	$57,949	$(613)

Held to Maturity
States and political subdivisions	$20,904	$(21)	$10,621	$(57)	$31,525	$(78)
Collateralized mortgage obligations	-	-	61	(1)	61	(1)
Mortgage-backed securities	67,160	(741)	1,189,259	(5,480)	1,256,419	(6,221)
Other securities	99	(1)	-	-	99	(1)
Total	$88,163	$(763)	$1,199,941	$(5,538)	$1,288,104	$(6,301)

	December 31, 2015
	Less than 12 Months		More than 12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$14,331	$(100)	$1	$-	$14,332	$(100)
Mortgage-backed securities	793	(1)	2,465	(10)	3,258	(11)
Other securities	-	-	1,691	(46)	1,691	(46)
Total	$15,124	$(101)	$4,157	$(56)	$19,281	$(157)

Held to Maturity
States and political subdivisions	$15,700	$(82)	$45,952	$(460)	$61,652	$(542)
Collateralized mortgage obligations	156	-	94	(2)	250	(2)
Mortgage-backed securities	3,233,601	(36,016)	1,662,482	(46,391)	4,896,083	(82,407)
Other securities	-	-	-	-	-	-
Total	$3,249,457	$(36,098)	$1,708,528	$(46,853)	$4,957,985	$(82,951)

At June 30, 2016 and December 31, 2015, there were 428 securities and 474 securities, respectively, in an unrealized loss position for more than 12 months.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(UNAUDITED)

The amortized cost and fair value of investment securities at June 30, 2016, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
	(Dollars in thousands)
Due in one year or less	$34,340	$34,454	$12,689	$12,895
Due after one year through five years	193,718	196,821	2,473	2,480
Due after five years through ten years	191,834	197,630	-	-
Due after ten years	31,177	31,952	-	-
Subtotal	451,069	460,857	15,162	15,375
Mortgage-backed securities and collateralized mortgage obligations	8,684,380	8,818,956	121,543	123,827
Total	$9,135,449	$9,279,813	$136,705	$139,202

The Company recorded no gain or loss on sale of securities for the three and six months ended June 30, 2016 and 2015. As of June 30, 2016, the Company did not own any non-agency collateralized mortgage obligations.

At June 30, 2016 and December 31, 2015, the Company did not own securities of any one issuer (other than the U.S. government and its agencies) for which aggregate adjusted cost exceeded 10% of the consolidated shareholders’ equity at such respective dates.

Securities with an amortized cost of $5.60 billion and $5.81 billion and a fair value of $5.68 billion and $5.79 billion at June 30, 2016 and December 31, 2015, respectively, were pledged to collateralize public deposits and for other purposes required or permitted by law.

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The loan portfolio consists of various types of loans made principally to borrowers located within the states of Texas and Oklahoma and is categorized by major type as follows:

	June 30,	December 31,
	2016	2015
	(Dollars in thousands)
Residential mortgage loans held for sale	$31,831	$23,933

Commercial and industrial	1,627,719	1,692,246
Real estate:
Construction, land development and other land loans	1,167,286	1,073,198
1-4 family residential (includes home equity)	2,676,249	2,616,732
Commercial real estate (includes multi-family residential)	3,229,556	3,131,083
Farmland	459,303	434,349
Agriculture	198,330	214,469
Consumer and other	259,734	252,579
Total loans held for investment	9,618,177	9,414,656
Total	$9,650,008	$9,438,589

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(UNAUDITED)

Concentrations of Credit. Most of the Company’s lending activity occurs within the states of Texas and Oklahoma. The majority of the Company’s loan portfolio consists of commercial real estate, 1-4 family residential loans, and commercial and industrial loans. As of June 30, 2016 and December 31, 2015, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

Foreign Loans. The Company has U.S. dollar-denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments was not significant at June 30, 2016 or December 31, 2015.

Related Party Loans. As of June 30, 2016 and December 31, 2015, loans outstanding to directors, officers and their affiliates totaled $4.2 million and $4.1 million, respectively. All transactions entered into between the Company and such related parties are done in the ordinary course of business and made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related party loans is as follows:

	June 30,	December 31,
	2016	2015
	(Dollars in thousands)
Beginning balance on January 1	$4,063	$4,940
New loans	160	428
Repayments and reclassified related loans	(64)	(1,305)
Ending balance	$4,159	$4,063

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(UNAUDITED)

Nonperforming Assets and Nonaccrual and Past Due Loans. The Company has several procedures in place to assist it in maintaining the overall quality of its loan portfolio. The Company has established underwriting guidelines to be followed by its officers, including requiring appraisals on loans collateralized by real estate. The Company also monitors its delinquency levels for any negative or adverse trends. Nevertheless, the Company’s loan portfolio could become subject to increasing pressures from deteriorating borrower credit due to general economic conditions.

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

An aging analysis of past due loans, segregated by category of loan, is presented below:

	June 30, 2016
	Loans Past Due and Still Accruing
		90 or More	Total Past	Nonaccrual	Current	Total
	30-89 Days	Days	Due Loans	Loans	Loans	Loans
	(Dollars in thousands)
Construction, land development and other land loans	$7,235	$286	$7,521	$109	$1,159,656	$1,167,286
Agriculture and agriculture real estate (includes farmland)	564	814	1,378	869	655,386	657,633
1-4 family (includes home equity) (1)	2,068	-	2,068	4,305	2,701,707	2,708,080
Commercial real estate (includes multi-family residential)	5,884	3,990	9,874	9,086	3,210,596	3,229,556
Commercial and industrial	16,938	1,683	18,621	14,953	1,594,145	1,627,719
Consumer and other	643	49	692	225	258,817	259,734
Total	$33,332	$6,822	$40,154	$29,547	$9,580,307	$9,650,008

	December 31, 2015
	Loans Past Due and Still Accruing
		90 or More	Total Past	Nonaccrual	Current	Total
	30-89 Days	Days	Due Loans	Loans	Loans	Loans
	(Dollars in thousands)
Construction, land development and other land loans	$4,097	$-	$4,097	$134	$1,068,967	$1,073,198
Agriculture and agriculture real estate (includes farmland)	946	-	946	208	647,664	648,818
1-4 family (includes home equity) (1)	4,748	220	4,968	1,894	2,633,803	2,640,665
Commercial real estate (includes multi-family residential)	12,922	-	12,922	15,535	3,102,626	3,131,083
Commercial and industrial	4,793	394	5,187	21,692	1,665,367	1,692,246
Consumer and other	1,274	-	1,274	248	251,057	252,579
Total	$28,780	$614	$29,394	$39,711	$9,369,484	$9,438,589

(1)	Includes $31.8 million and $23.9 million of residential mortgage loans held for sale at June 30, 2016 and December 31, 2015, respectively.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(UNAUDITED)

The following table presents information regarding nonperforming assets as of the dates indicated:

	June 30,	December 31,
	2016	2015
	(Dollars in thousands)

Nonaccrual loans (1)	$29,547	$39,711
Accruing loans 90 or more days past due	6,822	614
Total nonperforming loans	36,369	40,325
Repossessed assets	84	171
Other real estate	15,677	2,963
Total nonperforming assets	$52,130	$43,459

Nonperforming assets to total loans and other real estate	0.54%	0.46%

(1)	Includes troubled debt restructurings of $404 thousand and $681 thousand as of June 30, 2016 and December 31, 2015, respectively.

The Company had $52.1 million in nonperforming assets at June 30, 2016 compared with $43.5 million at December 31, 2015. This increase was primarily due to two commercial real estate loans. Nonperforming assets were 0.54% of total loans and other real estate at June 30, 2016 compared with 0.46% of total loans and other real estate at December 31, 2015. These low nonperforming assets to total loans and other real estate ratios are reflective of the Company’s conservative lending approach.

If interest on nonaccrual loans had been accrued under the original loan terms, approximately $1.7 million and $1.6 million would have been recorded as income for the six months ended June 30, 2016 and 2015, respectively.

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

PCI Loans. The carrying amount of PCI loans included in the consolidated balance sheet and the related outstanding balance as of the dates indicated are presented in the table below. The outstanding balance represents the total amount owed as of June 30, 2016 and December 31, 2015.

	June 30,	December 31,
	2016	2015
	(Dollars in thousands)
PCI loans:
Outstanding balance	$65,571	$79,802
Less: discount	30,479	39,976
Recorded investment	$35,092	$39,826

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(UNAUDITED)

Changes in the accretable yield for acquired PCI loans for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$13,175	$7,870	$5,664	$9,867
Additions	-	-	10,222	-
Reclassifications from nonaccretable	2,311	1,695	7,431	8,632
Accretion	(3,471)	(3,214)	(11,302)	(12,148)
Balance at June 30	$12,015	$6,351	$12,015	$6,351

Income recognition on PCI loans is subject to the Company’s ability to reasonably estimate both the timing and amount of future cash flows. PCI loans for which the Company is accruing interest income are not considered non-performing or impaired. The non-accretable difference represents contractual principal and interest the Company does not expect to collect.

Non-PCI Loans. The carrying amount of Non-PCI loans included in the consolidated balance sheet and the related outstanding balance as of the dates indicated are presented in the table below. The outstanding balance represents the total amount owed as of June 30, 2016 and December 31, 2015, including accrued but unpaid interest.

	June 30,	December 31,
	2016	2015
	(Dollars in thousands)
Non-PCI loans:
Outstanding balance	$1,382,690	$1,430,501
Less: discount	44,672	54,734
Recorded investment	$1,338,018	$1,375,767

Changes in the discount accretion for Non-PCI loans for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$50,509	$78,289	$54,734	$89,105
Additions	-	-	3,491	-
Accretion charge-offs	(4)	(6)	(1,057)	(109)
Accretion	(5,833)	(10,388)	(12,496)	(21,101)
Balance at June 30	$44,672	$67,895	$44,672	$67,895

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

JUNE 30, 2016

(UNAUDITED)

Impaired loans are set forth in the following tables. No interest income was recognized on impaired loans subsequent to their classification as impaired. The average recorded investment presented in the tables below is reported on a year-to-date basis.

	June 30, 2016
		Unpaid
		Contractual		Average
	Recorded	Principal	Related	Recorded
	Investment	Balance	Allowance	Investment
	(Dollars in thousands)
With no related allowance recorded:
Construction, land development and other land loans	$15	$335	$-	$24
Agriculture and agriculture real estate (includes farmland)	869	893	-	445
1-4 family (includes home equity)	2,714	2,908	-	1,960
Commercial real estate (includes multi-family residential)	8,895	8,950	-	12,005
Commercial and industrial	4,739	5,023	-	3,047
Consumer and other	177	274	-	117
Total	17,409	18,383	-	17,598

With an allowance recorded:
Construction, land development and other land loans	-	-	-	4
Agriculture and agriculture real estate (includes farmland)	-	-	-	95
1-4 family (includes home equity)	413	431	159	396
Commercial real estate (includes multi-family residential)	69	69	69	166
Commercial and industrial	10,191	11,537	3,772	12,393
Consumer and other	47	70	8	114
Total	10,720	12,107	4,008	13,168

Total:
Construction, land development and other land loans	15	335	-	28
Agriculture and agriculture real estate (includes farmland)	869	893	-	540
1-4 family (includes home equity)	3,127	3,339	159	2,356
Commercial real estate (includes multi-family residential)	8,964	9,019	69	12,171
Commercial and industrial	14,930	16,560	3,772	15,440
Consumer and other	224	344	8	231
	$28,129	$30,490	$4,008	$30,766

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(UNAUDITED)

	December 31, 2015
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

JUNE 30, 2016

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

The following table presents risk grades and PCI loans by category of loan at June 30, 2016. Impaired loans include loans in risk grades 7, 8 and 9, as well as any PCI loan that has a specific reserve allocated to it.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity) (1)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Grade 1	$-	$13,036	$-	$-	$62,859	$41,423	$117,318
Grade 2	3,452	5,336	25,453	7,747	24,086	21,337	87,411
Grade 3	1,099,780	561,018	2,601,977	2,932,431	1,203,148	181,231	8,579,585
Grade 4	55,736	69,081	60,544	213,560	180,722	12,781	592,424
Grade 5	3,225	6,690	3,015	24,182	51,644	2	88,758
Grade 6	3,553	1,211	7,651	24,088	82,476	2,735	121,714
Grade 7	15	869	3,069	8,895	13,151	225	26,224
Grade 8	-	-	57	69	1,356	-	1,482
Grade 9	-	-	-	-	-	-	-
PCI Loans (2)	1,525	392	6,314	18,584	8,277	-	35,092
Total	$1,167,286	$657,633	$2,708,080	$3,229,556	$1,627,719	$259,734	$9,650,008

(1) Includes $31.8 million of residential mortgage loans held for sale at June 30, 2016.
(2) Of the total PCI loans, $1.9 million were classified as substandard at June 30, 2016, which includes $423 thousand with specific reserves allocated to them.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

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

JUNE 30, 2016

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

At June 30, 2016, the allowance for credit losses totaled $83.8 million or 0.87% of total loans, including acquired loans with discounts. At December 31, 2015, the allowance for credit losses totaled $81.4 million or 0.86% of total loans, including acquired loans with discounts.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(UNAUDITED)

The following table details activity in the allowance for credit losses by category of loan for the three and six months ended June 30, 2016 and 2015. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses:
Three Months Ended
Balance March 31, 2016	$14,365	$3,572	$14,564	$12,391	$37,163	$1,659	$83,714
Provision for credit losses	(188)	(98)	274	478	3,200	2,334	6,000

Charge-offs	-	-	(2)	(198)	(4,340)	(2,577)	(7,117)
Recoveries	25	655	80	1	231	237	1,229
Net charge-offs	25	655	78	(197)	(4,109)	(2,340)	(5,888)

Balance June 30, 2016	$14,202	$4,129	$14,916	$12,672	$36,254	$1,653	$83,826

Six Months Ended
Balance December 31, 2015	$14,882	$3,845	$14,891	$12,996	$33,409	$1,361	$81,384
Provision for credit losses	(891)	6,591	(23)	(68)	11,350	3,041	20,000

Charge-offs	(7)	(7,025)	(51)	(257)	(10,617)	(3,425)	(21,382)
Recoveries	218	718	99	1	2,112	676	3,824
Net charge-offs	211	(6,307)	48	(256)	(8,505)	(2,749)	(17,558)

Balance June 30, 2016	$14,202	$4,129	$14,916	$12,672	$36,254	$1,653	$83,826

Allowance for credit losses:
Three Months Ended
Balance Mar 31, 2015	$16,858	$3,277	$16,778	$12,538	$30,084	$1,428	$80,963
Provision for credit losses	49	429	(173)	578	(907)	524	500

Charge-offs	-	-	(31)	(136)	(98)	(744)	(1,009)
Recoveries	2	65	19	22	126	284	518
Net charge-offs	2	65	(12)	(114)	28	(460)	(491)

Balance June 30, 2015	$16,909	$3,771	$16,593	$13,002	$29,205	$1,492	$80,972

Six Months Ended
Balance December 31, 2014	$15,825	$3,722	$16,377	$12,744	$30,002	$2,092	$80,762
Provision for credit losses	1,227	(94)	314	405	(321)	219	1,750

Charge-offs	(151)	-	(129)	(179)	(826)	(1,473)	(2,758)
Recoveries	8	143	31	32	350	654	1,218
Net charge-offs	(143)	143	(98)	(147)	(476)	(819)	(1,540)

Balance June 30, 2015	$16,909	$3,771	$16,593	$13,002	$29,205	$1,492	$80,972

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(UNAUDITED)

The following table details the amount of the allowance for credit losses allocated to each category of loan as of June 30, 2016, December 31, 2015 and June 30, 2015, on the basis of the impairment methodology used by the Company.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses related to:
June 30, 2016
Individually evaluated for impairment	$-	$-	$159	$69	$3,772	$8	$4,008
Collectively evaluated for impairment	14,202	4,129	14,757	12,603	32,258	1,645	79,594
PCI loans	-	-	-	-	224	-	224
Total allowance for credit losses	$14,202	$4,129	$14,916	$12,672	$36,254	$1,653	$83,826

December 31, 2015
Individually evaluated for impairment	$2	$52	$93	$262	$7,082	$44	$7,535
Collectively evaluated for impairment	14,880	3,793	14,798	12,734	25,491	1,317	73,013
PCI loans	-	-	-	-	836	-	836
Total allowance for credit losses	$14,882	$3,845	$14,891	$12,996	$33,409	$1,361	$81,384

June 30, 2015
Individually evaluated for impairment	$185	$11	$243	$743	$2,004	$87	$3,273
Collectively evaluated for impairment	16,724	3,760	16,350	12,259	27,038	1,405	77,536
PCI loans	-	-	-	-	163	-	163
Total allowance for credit losses	$16,909	$3,771	$16,593	$13,002	$29,205	$1,492	$80,972

The following table details the recorded investment in loans as of June 30, 2016, December 31, 2015 and June 30, 2015, excluding $31.8 million, $23.9 million and $10.5 million, respectively, of residential mortgage loans held for sale, related to each balance in the allowance for credit losses by category of loan.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Recorded investment in loans:
June 30, 2016
Individually evaluated for impairment	$15	$869	$3,127	$8,964	$14,930	$224	$28,129
Collectively evaluated for impairment	1,165,746	656,372	2,666,808	3,202,008	1,604,512	259,510	9,554,956
PCI loans	1,525	392	6,314	18,584	8,277	-	35,092
Total loans evaluated for impairment	$1,167,286	$657,633	$2,676,249	$3,229,556	$1,627,719	$259,734	$9,618,177

December 31, 2015
Individually evaluated for impairment	$40	$209	$1,585	$15,377	$15,948	$239	$33,398
Collectively evaluated for impairment	1,072,238	648,214	2,609,878	3,098,076	1,660,686	252,340	9,341,432
PCI loans	920	395	5,269	17,630	15,612	-	39,826
Total loans evaluated for impairment	$1,073,198	$648,818	$2,616,732	$3,131,083	$1,692,246	$252,579	$9,414,656

June 30, 2015
Individually evaluated for impairment	$429	$556	$2,951	$7,407	$13,569	$267	$25,179
Collectively evaluated for impairment	1,066,061	599,689	2,543,494	2,930,343	1,622,904	269,859	9,032,350
PCI loans	1,566	500	5,725	20,489	18,044	-	46,324
Total loans evaluated for impairment	$1,068,056	$600,745	$2,552,170	$2,958,239	$1,654,517	$270,126	$9,103,853

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(UNAUDITED)

Troubled Debt Restructurings. The restructuring of a loan is considered a “troubled debt restructuring” if both (1) the borrower is experiencing financial difficulties and (2) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. Under ASC topic 310-40 “Receivables—Troubled Debt Restructurings by Creditors,” the Company evaluates all loan modifications to identify whether the restructuring constitutes a troubled debt restructuring. As of June 30, 2016 and 2015, the Company had $404 thousand and $661 thousand, respectively, in outstanding troubled debt restructurings. The following table presents information regarding the recorded investment of loans modified in a troubled debt restructuring during the six months ended June 30, 2016 and 2015:

Six Months Ended
June 30,
	2016			2015
		Pre-	Post-		Pre-	Post-
		Modification	Modification		Modification	Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
	Loans	Investment	Investment	Loans	Investment	Investment
(Dollars in thousands)
Troubled Debt Restructurings
Construction, land development and other land loans	-	$-	$-	-	$-	$-
Agriculture and agriculture real estate (includes farmland)	1	154	153	-	-	-
1-4 Family (includes home equity)	-	-	-	-	-	-
Commercial real estate (includes multi-family residential)	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-
Consumer and other	-	-	-	1	10	9
Total	1	$154	$153	1	$10	$9

As of June 30, 2016, there have been no defaults on any loans that were modified as troubled debt restructurings during the preceding twelve months. Default is determined at 90 or more days past due. For the six months ended June 30, 2016, the Company added one loan totaling $154 thousand as a new troubled debt restructuring, of which $153 thousand was still outstanding at June 30, 2016. For the six months ended June 30, 2015, the Company added one loan totaling $10 thousand as a new troubled debt restructuring, of which $9 thousand was still outstanding at June 30, 2015. The modifications generally related to extending the amortization periods of the loans, which includes loans modified during bankruptcy. The Company did not grant principal reductions on any restructured loans. These modifications did not have a material impact on the Company’s determination of the allowance for credit losses.

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

JUNE 30, 2016

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

The following tables present fair values for assets and liabilities measured at fair value on a recurring basis:

	As of June 30, 2016
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Available for sale securities:
States and political subdivisions	$-	$2,580	$-	$2,580
Collateralized mortgage obligations	-	23,048	-	23,048
Mortgage-backed securities	-	100,779	-	100,779
Other securities	12,795	-	-	12,795
Total	$12,795	$126,407	$-	$139,202

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Available for sale securities:
States and political subdivisions	$-	$5,485	$-	$5,485
Collateralized mortgage obligations	-	25,916	-	25,916
Mortgage-backed securities	-	58,971	-	58,971
Other securities	12,692	-	-	12,692
Total	$12,692	$90,372	$-	$103,064

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(UNAUDITED)

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). These instruments include other real estate owned, repossessed assets, held to maturity debt securities, loans held for sale, and impaired loans, which are included as loans held for investment. For the three and six months ended June 30, 2016, the Company had additions to other real estate owned of $864 thousand and $13.9 million, respectively, of which $864 thousand and $13.8 million were still outstanding as of June 30, 2016. For the three and six months ended June 30, 2016, the Company had additions to impaired loans of $7.4 million and $23.9 million, respectively, of which $10.9 million and $18.8 million were still outstanding as of June 30, 2016. The remaining financial assets and liabilities measured at fair value on a non-recurring basis that were recorded in 2016 and remained outstanding at June 30, 2016 were not significant.

The following table presents carrying and fair value information of financial instruments as of the dates indicated:

	As of June 30, 2016
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Assets	(Dollars in thousands)
Cash and due from banks	$333,208	$333,208	$-	$-	$333,208
Federal funds sold	484	484	-	-	484
Held to maturity securities	9,135,449	-	9,279,813	-	9,279,813
Loans held for sale	31,831	-	31,831	-	31,831
Loans held for investment, net of allowance	9,534,351	-	-	9,581,909	9,581,909
Other real estate owned	15,677	-	15,677	-	15,677

Liabilities
Deposits:
Noninterest-bearing	$5,016,637	$-	$5,016,637	$-	$5,016,637
Interest-bearing	12,202,508	-	12,207,366	-	12,207,366
Other borrowings	606,049	-	606,665	-	606,665
Securities sold under repurchase agreements	320,001	-	320,007	-	320,007

	As of December 31, 2015
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Assets	(Dollars in thousands)
Cash and due from banks	$562,544	$562,544	$-	$-	$562,544
Federal funds sold	1,418	1,418	-	-	1,418
Held to maturity securities	9,399,363	-	9,393,175	-	9,393,175
Loans held for sale	23,933	-	23,933	-	23,933
Loans held for investment, net of allowance	9,333,272	-	-	9,365,758	9,365,758
Other real estate owned	2,963	-	2,963	-	2,963

Liabilities
Deposits:
Noninterest-bearing	$5,136,579	$-	$5,136,579	$-	$5,136,579
Interest-bearing	12,544,540	-	12,548,050	-	12,548,050
Other borrowings	491,399	-	492,061	-	492,061
Securities sold under repurchase agreements	315,253	-	315,241	-	315,241

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

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

JUNE 30, 2016

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

The fair value estimates presented herein are based on pertinent information available to management at June 30, 2016. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

7. GOODWILL AND CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles for the six months ended June 30, 2016 and the year ended December 31, 2015 were as follows:

		Core Deposit
	Goodwill	Intangibles
	(Dollars in thousands)
Balance as of December 31, 2014	$1,874,191	$58,947
Less:
Amortization	-	(9,530)
Add:
Measurement period adjustments	(5,364)	-
Balance as of December 31, 2015	1,868,827	49,417
Less:
Amortization	-	(4,556)
Add:
Acquisition of Tradition Bancshares, Inc.	34,624	-
Measurement period adjustments	-	-
Balance as of June 30, 2016	$1,903,451	$44,861

Goodwill is recorded on the acquisition date of each entity. The Company may record subsequent adjustments to goodwill for amounts undeterminable at acquisition date, such as deferred taxes and real estate valuations, and therefore the goodwill amounts may change accordingly. The Company initially records the total premium paid on acquisitions as goodwill. After finalizing the valuation, core deposit intangibles are identified and reclassified from goodwill to core deposit intangibles on the balance sheet. This reclassification has no effect on total assets, liabilities, shareholders’ equity, net income or cash flows. Management performs an evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill and core deposit intangibles has occurred. If any such impairment is determined, a write-down is recorded. As of June 30, 2016, there was no impairment recorded on goodwill and core deposit intangibles.

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(UNAUDITED)

Core deposit intangibles are being amortized on a non-pro rata basis over their estimated lives, which the Company believes is between 10 and 15 years. Amortization expense related to intangible assets totaled $2.3 million and $2.4 million for the three months ended June 30, 2016 and 2015, respectively, and $4.6 million and $4.9 million for the six months ended June 30, 2016 and 2015, respectively. The estimated aggregate future amortization expense for core deposit intangibles remaining as of June 30, 2016 is as follows (dollars in thousands):

Remaining 2016	$3,963
2017	6,327
2018	5,400
2019	4,546
2020	4,026
Thereafter	20,599
Total	$44,861

8. STOCK–BASED COMPENSATION

At June 30, 2016, the Company had two stock-based employee compensation plans with awards outstanding. One of these plans adopted by the Company has expired and therefore no additional awards may be issued under that plan.

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

During 2012, Bancshares’ Board of Directors established the Prosperity Bancshares, Inc. 2012 Stock Incentive Plan (the “2012 Plan”), which was approved by Bancshares’ shareholders and authorized the issuance of up to 1,250,000 shares of common stock upon the exercise of options granted under the 2012 Plan or pursuant to the grant or exercise, as the case may be, of other awards granted under the 2012 Plan, including restricted stock, stock appreciation rights, phantom stock awards and performance awards. A total of 327,551 shares have been granted under the 2012 Plan as of June 30, 2016.

The Company received $198 thousand from the exercise of stock options during the three- and six-month periods ended June 30, 2016 and $67 thousand during the three- and six-month periods ended June 30, 2015. There was no tax benefit realized from option exercises of the stock-based payment arrangements during the three- and six-month periods ended June 30, 2016 and 2015.

As of June 30, 2016, there was $19.9 million of total unrecognized compensation expense related to stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.60 years.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(UNAUDITED)

9. CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ITEMS

Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of June 30, 2016 (other than deposit obligations and securities sold under repurchase agreements). The Company’s future cash payments associated with its contractual obligations pursuant to its FHLB notes payable and operating leases as of June 30, 2016 are summarized below. Payments for FHLB notes payable include interest of $860 thousand that will be paid over the future periods. Payments related to leases are based on actual payments specified in underlying contracts.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Federal Home Loan Bank notes payable	$600,886	$5,045	$733	$245	$606,909
Operating leases	6,079	8,360	5,297	7,229	26,965
Total	$606,965	$13,405	$6,030	$7,474	$633,874

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

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit expiring by periods as of June 30, 2016 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$73,833	$7,879	$841	$-	$82,553
Commitments to extend credit	1,068,069	376,170	55,372	534,895	2,034,506
Total	$1,141,902	$384,049	$56,213	$534,895	$2,117,059

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

(UNAUDITED)

10. OTHER COMPREHENSIVE (LOSS) INCOME

The tax effects allocated to each component of other comprehensive loss were as follows:

	Three Months Ended June 30,
	2016			2015
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
	(Dollars in thousands)
Other comprehensive loss:
Securities available for sale:
Change in unrealized gain during period	$(790)	$277	$(513)	$(640)	$224	$(416)
Total securities available for sale	(790)	277	(513)	(640)	224	(416)
Total other comprehensive loss	$(790)	$277	$(513)	$(640)	$224	$(416)

	Six Months Ended June 30,
	2016			2015
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
	(Dollars in thousands)
Other comprehensive loss:
Securities available for sale:
Change in unrealized gain during period	$(642)	$225	$(417)	$(1,082)	$379	$(703)
Total securities available for sale	(642)	225	(417)	(1,082)	379	(703)
Total other comprehensive loss	$(642)	$225	$(417)	$(1,082)	$379	$(703)

Activity in accumulated other comprehensive income associated with securities available for sale, net of tax, was as follows:

	Securities Available for Sale	Accumulated Other Comprehensive Income
	(Dollars in thousands)
Balance at January 1, 2016	$2,040	$2,040
Other comprehensive loss	(417)	(417)
Balance at June 30, 2016	$1,623	$1,623

Balance at January 1, 2015	$3,729	$3,729
Other comprehensive loss	(703)	(703)
Balance at June 30, 2015	$3,026	$3,026

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016

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

Under the terms of the definitive agreement, Bancshares issued 679,528 shares of its common stock plus $39.0 million in cash for all outstanding shares of Tradition capital stock, for total merger consideration of $71.5 million, based on Bancshares’ closing stock price of $47.86 on December 31, 2015. As of June 30, 2016, total goodwill related to the Tradition acquisition was $34.6 million, which does not include subsequent fair value adjustments that are still being finalized. Goodwill is calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of identifiable assets acquired, none of which is expected to be deductible for tax purposes.

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

OVERVIEW

Prosperity Bancshares, Inc., a Texas corporation, was formed in 1983 to acquire the former Allied First Bank in Edna, Texas, which was chartered in 1949 as The First National Bank of Edna and is now known as Prosperity Bank. The Company is a registered financial holding company that derives substantially all of its revenues and income from the operation of its bank subsidiary, Prosperity Bank®. The Bank provides a wide array of financial products and services to small and medium-sized businesses and consumers. As of June 30, 2016, the Bank operated 245 full-service banking locations; with 65 in the Houston area, including The Woodlands; 29 in the South Texas area including Corpus Christi and Victoria; 36 in the Dallas/Fort Worth area; 22 in the East Texas area; 29 in the Central Texas area including Austin and San Antonio; 34 in the West Texas area including Lubbock, Midland-Odessa and Abilene; 16 in the Bryan/College Station area, 6 in the Central Oklahoma area and 8 in the Tulsa, Oklahoma area. The Company’s principal executive office is located at Prosperity Bank Plaza, 4295 San Felipe in Houston, Texas and its telephone number is (713) 693-9300. The Company’s website address is www.prosperitybankusa.com. Information contained on the Company’s website is not incorporated by reference into this quarterly report on Form 10-Q and is not part of this or any other report.

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

Total assets were $21.80 billion at June 30, 2016 compared with $22.04 billion at December 31, 2015, a decrease of $240.9 million or 1.1%. Total loans were $9.65 billion at June 30, 2016 compared with $9.44 billion at December 31, 2015, an increase of $211.4 million or 2.2%. Total deposits were $17.22 billion at June 30, 2016 compared with $17.68 billion at December 31, 2015, a decrease of $462.0 million or 2.6%. Total shareholders’ equity was $3.54 billion at June 30, 2016 compared with $3.46 billion at December 31, 2015, an increase of $81.7 million or 2.4%.

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

The Company had no intangible assets with indefinite useful lives at June 30, 2016. Other identifiable intangible assets that are subject to amortization are being amortized on a non-pro rata basis over the years expected to be benefited, which the Company believes is between ten and fifteen years. These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value to carrying value. Based on the Company’s annual goodwill impairment test as of September 30, 2015, management does not believe any of its goodwill is impaired as of June 30, 2016 because the fair value of the Company’s equity exceeded its carrying value. While the Company believes no impairment existed at June 30, 2016, under accounting standards applicable at that date, different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation and financial condition or future results of operations.

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

RESULTS OF OPERATIONS

Net income available to common shareholders was $68.1 million ($0.98 per common share on a diluted basis) for the quarter ended June 30, 2016 compared with $71.9 million ($1.03 per common share on a diluted basis) for the quarter ended June 30, 2015, a decrease in net income of $3.9 million or 5.4%. The Company posted annualized returns on average common equity of 7.70% and 8.61%, annualized returns on average assets of 1.24% and 1.33% and efficiency ratios of 42.46% and 42.35% for the quarters ended June 30, 2016 and 2015, respectively. The efficiency ratio is calculated by dividing total non-interest expense, excluding credit loss provisions, by net interest income plus non-interest income, excluding net gains and losses on the sale of securities and assets. Additionally, taxes are not part of this calculation.

For the six months ended June 30, 2016, net income available to common shareholders was $137.0 million ($1.96 per common share on a diluted basis) compared with $145.6 million ($2.08 per common share on a diluted basis) for the same period in 2015, a decrease in net income of $8.6 million or 5.9%. The Company posted annualized returns on average common equity of 7.77% and 8.80%, annualized returns on average assets of 1.24% and 1.35% and efficiency ratios of 41.75% and 42.09% for the six months ended June 30, 2016 and 2015, respectively.

Net Interest Income

The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.”

For the three months ended June 30, 2016

Net interest income before the provision for credit losses was $158.5 million for the quarter ended June 30, 2016, an increase of $228 thousand or 0.1%, compared with $158.2 million for the same period in 2015. The increase in net interest income was primarily due to an increase in average interest-earning assets of 1.4%, partially offset by a decrease in loan discount accretion of $4.3 million for the three months ended June 30, 2016.

Interest income on loans was $118.3 million for the quarter ended June 30, 2016, a decrease of $1.1 million or 0.9%, compared with $119.4 million for the same period in 2015. This was primarily due to a decrease in loan discount accretion of $4.3 million, partially offset by an increase in average loans of 5.8% for the three months ended June 30, 2016.

Interest income on securities was $51.1 million for the quarter ended June 30, 2016, an increase of $2.6 million or 5.3%, compared with $48.5 million for the same period in 2015. This was primarily due to a 17-basis-point increase in average interest rates earned on securities from 2.01% at June 30, 2015 to 2.18% at June 30, 2016.

Average interest-bearing liabilities were $13.17 billion for the quarter ended June 30, 2016, a decrease of $33.9 million or 0.3%, compared with $13.21 billion for the same period in 2015. The net interest margin on a tax-equivalent basis decreased 2 basis points from 3.39% for the quarter ended June 30, 2015 to 3.37% for the quarter ended June 30, 2016. This was primarily due to a decrease in loan discount accretion of $4.3 million for the three months ended June 30, 2016.

For the six months ended June 30, 2016

Net interest income before the provision for credit losses was $324.7 million for the six months ended June 30, 2016, an increase of $3.6 million or 1.1%, compared with $321.1 million for the same period in 2015. The increase in net interest income was primarily attributable to an increase in average interest-earning assets of 2.6%, partially offset by a decrease in loan discount accretion of $9.5 million for the six months ended June 30, 2016.

Interest income on loans was $242.8 million for the six months ended June 30, 2016, a decrease of $1.5 million or 0.6%, compared with $244.3 million for the same period in 2015. This was primarily due to a $9.5 million decrease in loan discount accretion, partially offset by a 5.7% increase in average loans for the six months ended June 30, 2016. The Company had $75.2 million of total outstanding discounts on acquired loans, of which $56.7 million was accretable at June 30, 2016.

Interest income on securities was $103.7 million for the six months ended June 30, 2016, an increase of $6.6 million or 6.8%, compared with $97.1 million for the same period in 2015. This was primarily due to a 12-basis-point increase in average interest rates earned on securities.

Average interest-bearing liabilities were $13.34 billion for the six months ended June 30, 2016, an increase of $136.4 million or 1.0%, compared with $13.21 billion for the same period in 2015. The net interest margin on a tax-equivalent basis decreased 5 basis points from 3.48% for the six months ended June 30, 2015 to 3.43% for the six months ended June 30, 2016. This was primarily due to a decrease in loan discount accretion of $9.5 million for the six months ended June 30, 2016.

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

	Three Months Ended June 30,
	2016			2015
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/Rate (4)	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/Rate (4)
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans	$9,660,065	$118,297	4.93%	$9,133,625	$119,404	5.24%
Investment securities	9,436,896	51,097	2.18%	9,688,961	48,530	2.01%
Federal funds sold and other earning assets	68,268	65	0.38%	79,659	47	0.24%
Total interest-earning assets	19,165,229	169,459	3.56%	18,902,245	167,981	3.56%
Allowance for credit losses	(83,036)			(80,868)
Noninterest-earning assets	2,826,205			2,817,644
Total assets	$21,908,398			$21,639,021

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$4,108,305	$2,569	0.25%	$3,891,682	$2,227	0.23%
Savings and money market deposits	5,734,739	3,832	0.27%	5,476,931	3,374	0.25%
Certificates and other time deposits	2,517,896	3,644	0.58%	2,821,058	3,568	0.51%
Other borrowings	489,616	710	0.58%	684,371	365	0.21%
Securities sold under repurchase agreements	322,274	234	0.29%	333,220	208	0.25%
Junior subordinated debentures	555	3	2.17%	-	-	—
Total interest-bearing liabilities	13,173,385	10,992	0.34%	13,207,262	9,742	0.30%
Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	5,099,736			4,992,301
Other liabilities	98,023			98,133
Total liabilities	18,371,144			18,297,696
Shareholders' equity	3,537,254			3,341,325
Total liabilities and shareholders' equity	$21,908,398			$21,639,021

Net interest rate spread			3.22%			3.26%

Net interest income and margin (1) (2)		$158,467	3.33%		$158,239	3.36%

Net interest income and margin (tax equivalent) (3)		$160,435	3.37%		$159,802	3.39%

(1)	Yield is based on amortized cost and does not include any component of unrealized gains or losses.
(2)	The net interest margin is equal to net interest income divided by average interest-earning assets.
(3)

In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35%.

(4)	Annualized and based on average balances on an actual 365 day or 366 day basis for the three months ended June 30, 2016 and 2015.

	Six Months Ended June 30,
	2016			2015
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/Rate (4)	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/Rate (4)
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans	$9,680,309	$242,819	5.04%	$9,161,349	$244,282	5.38%
Investment securities	9,533,696	103,670	2.19%	9,466,434	97,092	2.07%
Federal funds sold and other earning assets	74,334	161	0.44%	173,147	212	0.25%
Total interest-earning assets	19,288,339	$346,650	3.61%	18,800,930	$341,586	3.66%
Allowance for credit losses	(83,459)			(80,775)
Noninterest-earning assets	2,882,072			2,843,739
Total assets	$22,086,952			$21,563,894

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$4,275,478	$5,353	0.25%	$4,034,489	$4,810	0.24%
Savings and money market deposits	5,777,450	7,717	0.27%	5,509,326	6,779	0.25%
Certificates and other time deposits	2,547,786	7,181	0.57%	2,888,176	7,157	0.50%
Other borrowings	425,697	1,192	0.56%	379,936	494	0.26%
Securities sold under repurchase agreements	314,233	446	0.29%	336,824	411	0.25%
Junior subordinated debentures	3,886	37	1.91%	59,374	791	2.69%
Total interest-bearing liabilities	13,344,530	21,926	0.33%	13,208,125	20,442	0.31%
Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	5,092,596			4,946,138
Other liabilities	123,700			99,375
Total liabilities	18,560,826			18,253,638
Shareholders' equity	3,526,126			3,310,256
Total liabilities and shareholders' equity	$22,086,952			$21,563,894

Net interest rate spread			3.28%			3.35%

Net interest income and margin (1) (2)		$324,724	3.39%		$321,144	3.44%

Net interest income and margin (tax equivalent) (3)		$328,528	3.43%		$324,371	3.48%

(1)	Yield is based on amortized cost and does not include any component of unrealized gains or losses.
(2)	The net interest margin is equal to net interest income divided by average interest-earning assets.
(3)

In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35%.

(4)	Annualized and based on average balances on an actual 365 day or 366 day basis for the six months ended June 30, 2016 and 2015.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2016 vs. 2015			2016 vs. 2015
	Increase			Increase
	(Decrease)			(Decrease)
	Due to Change in			Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-Earning Assets:
Loans (1)	$6,863	$(7,970)	$(1,107)	$13,876	$(15,339)	$(1,463)
Investment securities (1)	(1,259)	3,826	2,567	692	5,886	6,578
Federal funds sold and other earning assets	(7)	25	18	(121)	70	(51)
Total increase (decrease) in interest income	5,597	(4,119)	1,478	14,447	(9,383)	5,064

Interest-Bearing Liabilities:
Interest-bearing demand deposits	124	218	342	288	255	543
Savings and money market deposits	158	300	458	331	607	938
Certificates and other time deposits (1)	(382)	458	76	(846)	870	24
Other borrowings	(104)	449	345	60	638	698
Securities sold under repurchase agreements	(7)	33	26	(28)	63	35
Junior subordinated debentures	3	-	3	(741)	(13)	(754)
Total (decrease) increase in interest expense	(208)	1,458	1,250	(936)	2,420	1,484
Increase (decrease) in net interest income	$5,805	$(5,577)	$228	$15,383	$(11,803)	$3,580

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

The Company recorded a $6.0 million provision for credit losses for the quarter ended June 30, 2016 and a $500 thousand provision for the quarter ended June 30, 2015. Net charge-offs were $5.9 million for the quarter ended June 30, 2016 compared with net charge-offs of $491 thousand for the quarter ended June 30, 2015. This increase was primarily due to a charge-off related to an energy loan for the three months ended June 30, 2016.The Company made a $20.0 million provision for credit losses for the six months ended June 30, 2016 and a $1.8 million provision for the six months ended June 30, 2015. Net charge-offs were $17.6 million for the six months ended June 30, 2016 compared with $1.5 million for the six months ended June 30, 2015. This increase was primarily due to charge-offs related to one agricultural loan and three energy loans during the six months ended June 30, 2016. See "Financial Condition – Allowance for Credit Losses" below for more information.

Noninterest Income

The Company’s primary sources of recurring noninterest income are NSF fees, credit, debit and ATM card income and service charges on deposit accounts. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method. Noninterest income totaled $28.5 million for the three months ended June 30, 2016 compared with $30.3 million for the same period in 2015, a decrease of $1.8 million or 6.0%. Noninterest income totaled $59.3 million for the six months ended June 30, 2016 compared with $58.7 million for the same period in 2015, an increase of $548 thousand or 0.9%.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Nonsufficient funds (NSF) fees	$8,031	$8,310	$16,220	$16,228
Credit card, debit card and ATM card income	5,929	6,003	11,756	11,641
Service charges on deposit accounts	4,610	4,189	9,200	8,368
Trust income	1,762	2,047	3,789	4,056
Mortgage income	1,772	1,513	3,243	2,661
Brokerage income	1,286	1,541	2,576	2,950
Bank owned life insurance income	1,473	1,390	2,856	2,770
Net gain on sale of assets	332	270	1,352	1,649
Other	3,278	5,034	8,274	8,395
Total noninterest income	$28,473	$30,297	$59,266	$58,718

Noninterest Expense

Noninterest expense totaled $79.2 million for the quarter ended June 30, 2016 compared with $79.7 million for the quarter ended June 30, 2015, a decrease of $500 thousand or 0.6%. Noninterest expense totaled $159.8 million for the six months ended June 30, 2016 compared with $159.2 million for the six months ended June 30, 2015, an increase of $566 thousand or 0.4%.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Salaries and employee benefits (1)	$48,224	$47,819	$98,338	$97,785
Non-staff expenses:
Net occupancy and equipment	5,741	5,812	11,365	11,776
Credit and debit card, data processing and software amortization	4,164	4,045	8,594	7,862
Regulatory assessments and FDIC insurance	3,447	4,253	6,877	8,607
Core deposit intangibles amortization	2,334	2,390	4,556	4,879
Depreciation	3,286	3,420	6,635	6,336
Communications (2)	2,981	2,835	5,920	5,644
Other real estate expense	50	129	92	261
Professional fees	1,266	1,111	2,251	1,312
Printing and supplies	605	503	1,130	1,015
Other	7,137	7,418	14,005	13,720
Total noninterest expense	$79,235	$79,735	$159,763	$159,197

(1)

Includes stock-based compensation expense of $2.5 million and $2.9 million for the three months ended June 30, 2016 and 2015, respectively, and $5.2 million and $5.7 million for the six months ended June 30, 2016 and 2015, respectively.

(2)	Communications expense includes telephone, data circuits, postage and courier expenses.

Income Taxes

Income tax expense decreased $2.7 million or 7.5%, to $33.6 million, for the quarter ended June 30, 2016 compared with $36.4 million for the same period in 2015. This decrease was primarily attributable to lower pretax net earnings for the three months ended June 30, 2016. For the six months ended June 30, 2016, income tax expense totaled $67.2 million, a decrease of $6.1 million or 8.4%, compared with $73.3 million for the same period in 2015. This decrease was primarily attributable to lower pretax net earnings for the six months ended June 30, 2016. The Company’s effective tax rate for the three months ended June 30, 2016 and 2015 was 33.1% and 33.6%, respectively. The Company’s effective tax rate for the six months ended June 30, 2016 and 2015 was 32.9% and 33.5%, respectively.

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

	June 30, 2016
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total Loans
	(Dollars in thousands)
Residential mortgage loans held for sale	$31,831	$-	$-	$-	$31,831

Commercial and industrial	1,098,468	339,265	181,709	8,277	1,627,719
Real estate:
Construction, land development and other land loans	1,011,713	63,084	90,964	1,525	1,167,286
1-4 family residential (includes home equity)	2,217,033	91,427	361,475	6,314	2,676,249
Commercial real estate (includes multi-family residential)	2,305,245	306,708	599,019	18,584	3,229,556
Farmland	366,708	17,750	74,457	388	459,303
Agriculture	151,083	44,326	2,917	4	198,330
Consumer and other	201,281	30,976	27,477	-	259,734
Total loans held for investment	7,351,531	893,536	1,338,018	35,092	9,618,177
Total	$7,383,362	$893,536	$1,338,018	$35,092	$9,650,008

	December 31, 2015
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total Loans
	(Dollars in thousands)
Residential mortgage loans held for sale	$23,933	$-	$-	$-	$23,933

Commercial and industrial	1,038,118	419,932	218,583	15,613	1,692,246
Real estate:
Construction, land development and other land loans	954,587	64,158	53,533	920	1,073,198
1-4 family residential (includes home equity)	2,115,857	88,852	406,754	5,269	2,616,732
Commercial real estate (includes multi-family residential)	2,204,662	327,192	581,599	17,630	3,131,083
Farmland	335,689	18,188	80,082	390	434,349
Agriculture	143,265	66,415	4,785	4	214,469
Consumer and other	196,859	25,289	30,431	-	252,579
Total loans held for investment	6,989,037	1,010,026	1,375,767	39,826	9,414,656
Total	$7,012,970	$1,010,026	$1,375,767	$39,826	$9,438,589

At June 30, 2016, total loans were $9.65 billion, an increase of $211.4 million or 2.2%, compared with $9.44 billion at December 31, 2015. Loans at June 30, 2016 included $31.8 million of loans held for sale compared with $23.9 million at December 31, 2015. At June 30, 2016, loans represented 44.3% of total assets compared with 42.8% of total assets at December 31, 2015.

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

Included in commercial and industrial loans are commitments to oil and gas producers secured by proven, developed and producing reserves and commitments to service, equipment and midstream companies secured mainly by accounts receivable, inventory and equipment. Mineral reserve values supporting commitments to producers are normally re-determined semi-annually using reserve studies prepared by a third-party or the Company’s oil and gas engineer. Accounts receivable and inventory borrowing bases for service companies are typically re-determined monthly. Funding requests by both producers and service companies are monitored relative to the most recently determined borrowing base. As of June 30, 2016, oil and gas loans totaled $328.4 million or 3.4% of total loans, of which $156.7 million were to production companies and $171.7 million were to service companies. This compares with total oil and gas loans of $399.1 million or 4.2% of total loans as of December 31, 2015, of which $178.6 million were to production companies and $220.5 million were to service companies. In addition, as of June 30, 2016, the Company had total unfunded commitments to oil and gas companies of $156.0 million, of which $78.3 million were to production companies and $77.7 million were to service companies. This compares with total unfunded commitments to oil and gas companies of $196.4 million as of December 31, 2015, of which $80.3 million were to production companies and $116.1 million were to service companies. Total unfunded commitments to producers include letters of credit issued in lieu of oil well plugging bonds.

(ii) Commercial Real Estate. The Company makes commercial real estate loans collateralized by owner-occupied and nonowner-occupied real estate to finance the purchase of real estate. The Company’s commercial real estate loans are collateralized by first liens on real estate, typically have variable interest rates (or five year or less fixed rates) and amortize over a 15- to 20-year period. Payments on loans secured by nonowner-occupied properties are often dependent on the successful operation or management of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than other types of loans. The Company seeks to minimize these risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition in connection with underwriting these loans. The underwriting analysis also includes credit verification, analysis of global cash flow, appraisals and a review of the financial condition of the borrower. At June 30, 2016, approximately 40.0% of the outstanding principal balance of the Company’s commercial real estate loans including farmland were secured by owner-occupied properties.

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

Nonperforming assets increased $8.7 million or 20.0%, to $52.1 million, at June 30, 2016 compared with $43.5 million at December 31, 2015, of which $24.4 million and $22.0 million, respectively, were attributable to acquired loans. This increase was primarily due to two commercial real estate loans.

The following tables present information regarding nonperforming assets differentiated among legacy loans, acquired legacy loans, Non-PCI loans and PCI loans, as of the dates indicated:

	June 30, 2016
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total
	(Dollars in thousands)
Nonaccrual loans (1)	$9,996	$16,217	$1,439	$1,895	$29,547
Accruing loans 90 or more days past due	4,277	862	-	1,683	6,822
Total nonperforming loans	14,273	17,079	1,439	3,578	36,369
Repossessed assets	83	1	-	-	84
Other real estate	13,327	1,179	398	773	15,677
Total nonperforming assets	$27,683	$18,259	$1,837	$4,351	$52,130

Nonperforming assets to total loans and other real estate by category	0.37%	2.04%	0.14%	12.13%	0.54%

	December 31, 2015
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total
	(Dollars in thousands)
Nonaccrual loans (1)	$20,800	$7,361	$4,254	$7,296	$39,711
Accruing loans 90 or more days past due	-	614	-	-	614
Total nonperforming loans	20,800	7,975	4,254	7,296	40,325
Repossessed assets	5	10	56	100	171
Other real estate	657	110	1,743	453	2,963
Total nonperforming assets	$21,462	$8,095	$6,053	$7,849	$43,459

Nonperforming assets to total loans and other real estate by category	0.31%	0.80%	0.44%	19.49%	0.46%

(1)	Includes troubled debt restructurings of $404 thousand and $681 thousand as of June 30, 2016 and December 31, 2015, respectively.

Nonperforming assets were 0.54% of total loans and other real estate at June 30, 2016 compared with 0.46% of total loans and other real estate at December 31, 2015. Nonperforming assets attributable to legacy loans were 0.37% of total legacy loans and other real estate at June 30, 2016 compared with 0.31% of total legacy loans and other real estate at December 31, 2015. Nonperforming assets attributable to acquired legacy loans were 2.04% of total acquired legacy loans and other real estate at June 30, 2016 compared with 0.80% of total acquired legacy loans and other real estate at December 31, 2015. Nonperforming assets attributable to Non-PCI loans were 0.14% of total Non-PCI loans and other real estate at June 30, 2016 compared with 0.44% of total Non-PCI and other real estate at December 31, 2015. Nonperforming assets attributable to PCI loans were 12.13% of total PCI loans and other real estate at June 30, 2016 compared with 19.49% of total PCI loans and other real estate at December 31, 2015. The allowance for credit losses as a percentage of total nonperforming loans was 230.5% at June 30, 2016 and 201.8% at December 31, 2015. For the six months ended June 30, 2016, the Company had one loan modified in troubled debt restructurings (TDRs) with a balance of $154 thousand at the date of restructure and a remaining recorded investment of $153 thousand at June 30, 2016. Total TDRs outstanding totaled $404 thousand at June 30, 2016.

Allowance for Credit Losses

The following table presents, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

	As of and for the Six Months Ended
	June 30,
	2016	2015
	(Dollars in thousands)

Average loans outstanding	$9,680,309	$9,161,349

Gross loans outstanding at end of period	$9,650,008	$9,114,335

Allowance for credit losses at beginning of period	$81,384	$80,762
Provision for credit losses	20,000	1,750
Charge-offs:
Commercial and industrial	(10,617)	(826)
Real estate and agriculture	(7,340)	(459)
Consumer and other	(3,425)	(1,473)
Recoveries:
Commercial and industrial	2,112	350
Real estate and agriculture	1,036	214
Consumer and other	676	654
Net charge-offs	(17,558)	(1,540)
Allowance for credit losses at end of period	$83,826	$80,972

Ratio of allowance to end of period loans	0.87%	0.89%
Ratio of net charge-offs to average loans (annualized)	0.36%	0.03%
Ratio of allowance to end of period nonperforming loans	230.5%	251.9%

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

	As of and for the Six Months Ended June 30, 2016
	Legacy Loans	Acquired Loans	Total
	(Dollars in thousands)
Average loans outstanding	$7,302,258	$2,378,051	$9,680,309

Gross loans outstanding at end of period	$7,383,362	$2,266,646	$9,650,008

Allowance for credit losses at beginning of period	$64,909	$16,475	$81,384
Provision for credit losses	16,210	3,790	20,000
Charge-offs:
Commercial and industrial	(3,402)	(7,215)	(10,617)
Real estate and agriculture	(7,272)	(68)	(7,340)
Consumer and other	(3,400)	(25)	(3,425)
Recoveries:
Commercial and industrial	843	1,269	2,112
Real estate and agriculture	1,022	14	1,036
Consumer and other	671	5	676
Net charge-offs	(11,538)	(6,020)	(17,558)
Allowance for credit losses at end of period	$69,581	$14,245	$83,826

Ratio of allowance to end of period loans	0.94%	0.63%	0.87%
Ratio of net charge-offs to average loans (annualized)	0.32%	0.51%	0.36%
Ratio of allowance to end of period nonperforming loans	487.5%	64.5%	230.5%

	As of and for the Six Months Ended June 30, 2015
		Acquired
	Legacy Loans	Loans	Total
	(Dollars in thousands)
Average loans outstanding	$6,144,136	$3,017,213	$9,161,349

Gross loans outstanding at end of period	$6,364,073	$2,750,262	$9,114,335

Allowance for credit losses at beginning of period	$61,745	$19,017	$80,762
Provision for credit losses	2,953	(1,203)	1,750
Charge-offs:
Commercial and industrial	(397)	(429)	(826)
Real estate and agriculture	(317)	(142)	(459)
Consumer and other	(1,406)	(67)	(1,473)
Recoveries:
Commercial and industrial	278	72	350
Real estate and agriculture	213	1	214
Consumer and other	653	1	654
Net charge-offs	(976)	(564)	(1,540)
Allowance for credit losses at end of period	$63,722	$17,250	$80,972

Ratio of allowance to end of period loans	1.00%	0.63%	0.89%
Ratio of net charge-offs to average loans (annualized)	0.03%	0.04%	0.03%
Ratio of allowance to end of period nonperforming loans	1591.9%	61.3%	251.9%

The Company had gross charge-offs on legacy loans of $14.1 million during the six months ended June 30, 2016. Partially offsetting these charge-offs were recoveries on legacy loans of $2.5 million. Total charge-offs for the six months ended June 30, 2016 were $21.4 million, partially offset by total recoveries of $3.8 million.

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

	June 30, 2016
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total Allowance	Percent of Loans to Total Loans
	(Dollars in thousands)
Balance of allowance for credit losses applicable to:
Commercial and industrial	$25,883	$10,113	$34	$224	$36,254	16.9%
Real estate	38,901	2,829	60	-	41,790	73.6%
Agriculture and agriculture real estate	3,189	940	-	-	4,129	6.8%
Consumer and other	1,608	45	-	-	1,653	2.7%
Total allowance for credit losses	$69,581	$13,927	$94	$224	$83,826	100.0%

	December 31, 2015
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total Allowance	Percent of Loans to Total Loans
	(Dollars in thousands)
Balance of allowance for credit losses applicable to:
Commercial and industrial	$21,660	$8,969	$1,944	$836	$33,409	17.9%
Real estate	39,321	3,133	315	-	42,769	72.5%
Agriculture and agriculture real estate	2,645	1,162	38	-	3,845	6.9%
Consumer and other	1,283	59	19	-	1,361	2.7%
Total allowance for credit losses	$64,909	$13,323	$2,316	$836	$81,384	100.0%

At June 30, 2016, the allowance for credit losses totaled $83.8 million compared with $81.4 million at December 31, 2015, an increase of $2.4 million or 3.0%. The allowance for credit losses at June 30, 2016 totaled 0.87% of total loans compared with 0.86% of total loans at December 31, 2015.

At June 30, 2016, $69.6 million of the allowance was attributable to legacy loans, an increase of $4.7 million or 7.2%, compared with the allowance of $64.9 million attributable to legacy loans at December 31, 2015. This increase was primarily attributable to an increase in the legacy loan balance. At June 30, 2016, $13.9 million of the allowance for credit losses was attributable to acquired legacy loans compared with $13.3 million of the allowance at December 31, 2015, an increase of $604 thousand or 4.5%. This increase was primarily attributable to an increase in specific reserves identified for loans with deteriorated credit quality, partially offset by a decrease in the acquired legacy loan balance. At June 30, 2016, $94 thousand of the allowance for credit losses was attributable to Non-PCI loans compared with $2.3 million of the allowance at December 31, 2015, a decrease of $2.2 million or 95.9%. This decrease was primarily attributable to the charge off of loans that had specific reserves identified at December 31, 2015. At June 30, 2016, $224 thousand of the allowance for credit losses was attributable to PCI loans compared with $836 thousand of the allowance at December 31, 2015, a decrease of $612 thousand or 73.2%. This decrease was primarily attributable to the charge off of a loan that had specific reserves identified at December 31, 2015.

At June 30, 2016, the Company had $75.2 million of total outstanding discounts on Non-PCI and PCI loans, of which $56.7 million was accretable.

The Company believes that the allowance for credit losses at June 30, 2016 is adequate to cover estimated losses in the loan portfolio as of such date. Nevertheless, the Company could sustain losses in future periods, which could be substantial in relation to the size of the allowance at June 30, 2016.

Securities

The carrying cost of securities totaled $9.27 billion at June 30, 2016 compared with $9.50 billion at December 31, 2015, a decrease of $227.8 million or 2.4%. At June 30, 2016, securities represented 42.6% of total assets compared with 43.1% of total assets at December 31, 2015.

The amortized cost and fair value of investment securities were as follows:

	June 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$2,574	$6	$-	$2,580
Collateralized mortgage obligations	22,960	92	(4)	23,048
Mortgage-backed securities	98,583	2,759	(563)	100,779
Other securities	12,588	253	(46)	12,795
Total	$136,705	$3,110	$(613)	$139,202

Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$33,437	$1,167	$-	$34,604
States and political subdivisions	417,532	8,700	(78)	426,154
Collateralized mortgage obligations	967	21	(1)	987
Mortgage-backed securities	8,683,413	140,777	(6,221)	8,817,969
Other securities	100	-	(1)	99
Total	$9,135,449	$150,665	$(6,301)	$9,279,813

	December 31, 2015
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$5,463	$22	$-	$5,485
Collateralized mortgage obligations	25,991	25	(100)	25,916
Mortgage-backed securities	55,884	3,098	(11)	58,971
Other securities	12,588	150	(46)	12,692
Total	$99,926	$3,295	$(157)	$103,064

Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$47,598	$798	$-	$48,396
States and political subdivisions	363,505	7,080	(542)	370,043
Collateralized mortgage obligations	2,107	17	(2)	2,122
Mortgage-backed securities	8,986,153	68,868	(82,407)	8,972,614
Other securities	-	-	-	-
Total	$9,399,363	$76,763	$(82,951)	$9,393,175

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

As of June 30, 2016, management does not have the intent to sell any of the securities classified as available for sale and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of June 30, 2016, management believes any impairment in the Company’s securities is temporary, and therefore no impairment loss has been realized in the Company’s consolidated statements of income.

Deposits

Total deposits were $17.22 billion at June 30, 2016 compared with $17.68 billion at December 31, 2015, a decrease of $462.0 million or 2.6%. At June 30, 2016, noninterest-bearing deposits totaled $5.02 billion compared with $5.14 billion at December 31, 2015, a decrease of $119.9 million or 2.3%. Interest-bearing deposits totaled $12.20 billion at June 30, 2016 compared with $12.54 billion at December 31, 2015, a decrease of $342.0 million or 2.7%.

Average deposits for the six months ended June 30, 2016 were $17.69 billion, an increase of $315.2 million or 1.8%, compared with $17.38 billion for the six months ended June 30, 2015. Deposit growth was impacted by the acquisition of Tradition. Deposits for Tradition totaled $488.9 million at acquisition date. The ratio of average interest-bearing deposits to total average deposits was 71.2% during the first six months of 2016 compared to 71.5% during the first six months of 2015.

The following table summarizes the daily average balances and weighted average rates paid on deposits for the periods indicated below:

	Six Months Ended June 30,
	2016		2015
	Average	Average	Average	Average
	Balance	Rate (1)	Balance	Rate (1)
	(Dollars in thousands)
Interest-bearing demand deposits	$4,275,478	0.25%	$4,034,489	0.24%
Regular savings	1,997,741	0.25%	1,817,147	0.20%
Money market savings	3,779,709	0.28%	3,692,179	0.27%
Certificates, IRAs and other time deposits	2,547,786	0.57%	2,888,176	0.50%
Total interest-bearing deposits	12,600,714	0.32%	12,431,991	0.30%
Noninterest-bearing deposits	5,092,596		4,946,138
Total deposits	$17,693,310	0.23%	$17,378,129	0.22%

_____________

(1)	Annualized and based on average balances on an actual 365 day or 366 day basis for the six months ended June 30, 2016 and 2015.

 Other Borrowings

The following table presents the Company’s borrowings as of the dates indicated:

	June 30,	December 31,
	2016	2015
	(Dollars in thousands)
FHLB advances	$600,000	$485,000
FHLB long-term notes payable	6,049	6,399
Total other borrowings	606,049	491,399
Securities sold under repurchase agreements	320,001	315,253
Total	$926,050	$806,652

FHLB advances and long-term notes payable— The Company has an available line of credit with the FHLB of Dallas, which allows the Company to borrow on a collateralized basis. FHLB advances are considered short-term, overnight borrowings and are used to manage liquidity as needed. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At June 30, 2016, the Company had total funds of $4.85 billion available under this agreement, of which $606.0 million was outstanding. Short-term overnight FHLB advances of $600.0 million were outstanding at June 30, 2016, at a weighted average rate of 0.45%. Long-term notes payable were $6.0 million at June 30, 2016, with a weighted average rate of 5.64%. The maturity dates on the FHLB notes payable range from the years 2016 to 2027 and have interest rates ranging from 4.51% to 6.10%.

Securities sold under repurchase agreements— At June 30, 2016, the Company had $320.0 million in securities sold under repurchase agreements with banking customers compared with $315.3 million at December 31, 2015, an increase of $4.7 million or 1.5%. Repurchase agreements are generally settled on the following business day; however, approximately $10.2 million of the repurchase agreements outstanding at June 30, 2016 have maturity dates ranging from 10 to 24 months. All securities sold under agreements to repurchase are collateralized by certain pledged securities.

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

As of June 30, 2016, the Company had outstanding $2.03 billion in commitments to extend credit and $82.6 million in commitments associated with outstanding standby letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

The Company has no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of June 30, 2016, the Company had cash and cash equivalents of $333.7 million compared with $564.0 million at December 31, 2015, a decrease of $230.3 million or 40.8%. The decrease was primarily due to the purchase of $7.75 billion of securities, the net decrease in deposits of $950.54 million and the repurchase of stock of $51.1 million, partially offset by proceeds from maturities and repayments of securities of $8.20 billion and net proceeds from other short-term borrowings of $115.0 million.

Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of June 30, 2016 (other than deposit obligations). The payments do not include pre-payment options that may be available to the Company. The Company’s future cash payments associated with its contractual obligations pursuant to its FHLB borrowings and operating leases as of June 30, 2016 are summarized below. Payments for FHLB borrowings include interest of $860 thousand that will be paid over the future periods. Payments related to leases are based on actual payments specified in underlying contracts.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Federal Home Loan Bank notes payable	$600,886	$5,045	$733	$245	$606,909
Operating leases	6,079	8,360	5,297	7,229	26,965
Total	$606,965	$13,405	$6,030	$7,474	$633,874

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

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit as of June 30, 2016 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$73,833	$7,879	$841	$-	$82,553
Commitments to extend credit	1,068,069	376,170	55,372	534,895	2,034,506
Total	$1,141,902	$384,049	$56,213	$534,895	$2,117,059

Capital Resources

Total shareholders’ equity was $3.54 billion at June 30, 2016 compared with $3.46 billion at December 31, 2015, an increase of $81.7 million or 2.4%. The increase was primarily the result of net income of $137.0 million and common stock issued in connection with the Tradition acquisition of $32.5 million, partially offset by stock repurchases of $51.1 million and dividends paid on the common stock of $41.8 million for the six months ended June 30, 2016.

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

Financial institutions are categorized by the FDIC based on minimum Common Equity Tier 1, Tier 1 risk-based, total risk-based and Tier 1 leverage ratios. As of June 30, 2016, the Bank’s capital ratios were above the levels required for the Bank to be designated as “well capitalized.”

The following table provides a comparison of the Company’s and the Bank’s risk-weighted and leverage capital ratios to the minimum and well-capitalized regulatory standards as of June 30, 2016:

	Minimum Required For Capital Adequacy Purposes	Minimum Required Plus Capital Conservation Buffer for 2016	To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio as of June 30, 2016
The Company
CET1 capital (to risk weighted assets )	4.50%	5.125%	N/A	13.66%
Tier 1 capital (to risk weighted assets)	6.00%	6.625%	N/A	13.66%
Total capital (to risk weighted assets)	8.00%	8.625%	N/A	14.37%
Tier 1 capital (to average assets)	4.00%(1)	4.000%	N/A	8.11%

The Bank
CET1 capital (to risk weighted assets )	4.50%	5.125%	6.50%	12.92%
Tier 1 capital (to risk weighted assets)	6.00%	6.625%	8.00%	12.92%
Total capital (to risk weighted assets)	8.00%	8.625%	10.00%	13.63%
Tier 1 capital (to average assets)	4.00%(2)	4.000%	5.00%	7.61%

(1)	The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.
(2)	The FDIC may require the Bank to maintain a leverage ratio above the required minimum.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

a. None.

b. None.

c. The following table details the Company’s repurchases of shares of its common stock during the three months ended June 30, 2016:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period (1)

April 1 - April 30, 2016	-	$-	-	2,376,049
May 1 - May 31, 2016	-	-	-	2,376,049
June 1 - June 30, 2016	85,304	45.39	85,304	2,290,745
Total	85,304	$45.39	85,304

         __________

(1)  On January 27, 2016, the Company announced a stock repurchase program that authorizes the repurchase of up to 5%, or approximately 3.54 million shares in aggregate, of the Company's outstanding common stock over the next twelve months at the discretion of management.  Under the stock repurchase program, the Company may repurchase shares from time to time at prevailing market prices, through open-market purchases or privately negotiated transactions, depending upon market conditions.

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

3.3	Amended and Restated Bylaws of Prosperity Bancshares, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 23, 2015)

Exhibit Number		Description of Exhibit

4.1		Form of certificate representing shares of the Company’s common stock (incorporated by reference to Exhibit 4 to the Registration Statement)

10.1	*†	Amended and Restated Prosperity Bancshares, Inc. 401(k) Profit Sharing Plan

31.1	*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2	*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1	**	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	**	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	*	Interactive Financial Data

*	Filed with this Quarterly Report on Form 10-Q.
**	Furnished with this Quarterly Report on Form 10-Q.

† Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROSPERITY BANCSHARES, INC. ® (Registrant)

Date: 8/9/16	/S/ DAVID ZALMAN
David Zalman
Chairman and Chief Executive Officer

Date: 8/9/16	/S/ DAVID HOLLAWAY
David Hollaway
Chief Financial Officer