Form 10-Q
period 2016-09-30
PROSPERITY BANCSHARES INC
filed 2016-11-07
CIK 1068851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER: 001-35388

PROSPERITY BANCSHARES, INC.®

(Exact name of registrant as specified in its charter)

TEXAS	74-2331986
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Prosperity Bank Plaza
4295 San Felipe, Houston, Texas	77027
(Address of principal executive offices)	(Zip Code)

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

As of November 4, 2016, there were 69,483,828 outstanding shares of the registrant’s Common Stock, par value $1.00 per share.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2016	2015
	(Dollars in thousands, except par value)
ASSETS
Cash and due from banks	$341,483	$562,544
Federal funds sold	630	1,418
Total cash and cash equivalents	342,113	563,962
Available for sale securities, at fair value	129,677	103,064
Held to maturity securities, at cost (fair value of $9,020,897 and $9,393,175, respectively)	8,858,344	9,399,363
Total securities	8,988,021	9,502,427
Loans held for sale	29,457	23,933
Loans held for investment	9,518,857	9,414,656
Total loans	9,548,314	9,438,589
Less: allowance for credit losses	(85,585)	(81,384)
Loans, net	9,462,729	9,357,205
Accrued interest receivable	48,469	51,924
Goodwill	1,900,349	1,868,827
Core deposit intangibles, net	48,010	49,417
Bank premises and equipment, net	270,386	267,996
Other real estate owned	16,280	2,963
Bank owned life insurance (BOLI)	248,149	235,429
Federal Home Loan Bank of Dallas stock	35,449	68,413
Other assets	44,089	68,653
TOTAL ASSETS	$21,404,044	$22,037,216
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$5,159,333	$5,136,579
Interest-bearing	11,762,076	12,544,540
Total deposits	16,921,409	17,681,119
Other borrowings	425,916	491,399
Securities sold under repurchase agreements	318,449	315,253
Accrued interest payable	3,496	1,896
Other liabilities	139,962	84,639
Total liabilities	17,809,232	18,574,306
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $1 par value; 200,000,000 shares authorized; 69,477,578 shares issued and outstanding at September 30, 2016; 70,058,761 shares issued and 70,021,673 shares outstanding at December 31, 2015	69,477	70,059
Capital surplus	2,025,722	2,036,378
Retained earnings	1,498,111	1,355,040
Accumulated other comprehensive income—net unrealized gain on available for sale securities, net of tax of $808 and $1,098, respectively	1,502	2,040
Less: treasury stock, at cost, 37,088 shares	—	(607)
Total shareholders’ equity	3,594,812	3,462,910
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$21,404,044	$22,037,216

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$116,247	$116,911	$359,066	$361,193
Securities	48,132	48,610	151,802	145,702
Federal funds sold	81	22	242	234
Total interest income	164,460	165,543	511,110	507,129

INTEREST EXPENSE:
Deposits	9,396	8,753	29,647	27,499
Other borrowings	752	473	1,944	967
Securities sold under repurchase agreements	248	209	694	620
Junior subordinated debentures	—	—	37	791
Total interest expense	10,396	9,435	32,322	29,877
NET INTEREST INCOME	154,064	156,108	478,788	477,252
PROVISION FOR CREDIT LOSSES	2,000	5,310	22,000	7,060
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	152,064	150,798	456,788	470,192
NONINTEREST INCOME:
Nonsufficient funds (NSF) fees	8,764	9,082	24,984	25,310
Credit card, debit card and ATM card income	5,903	5,955	17,659	17,596
Service charges on deposit accounts	4,698	4,438	13,898	12,806
Trust income	1,851	1,986	5,640	6,042
Mortgage income	2,143	1,770	5,386	4,431
Brokerage income	1,213	1,596	3,789	4,546
Net gain on sale of assets	37	173	1,389	1,822
Other	5,075	6,780	16,205	17,945
Total noninterest income	29,684	31,780	88,950	90,498
NONINTEREST EXPENSE:
Salaries and employee benefits	48,328	46,587	146,666	144,372
Net occupancy and equipment	5,997	6,088	17,362	17,864
Credit and debit card, data processing and software amortization	4,207	3,924	12,801	11,786
Regulatory assessments and FDIC insurance	3,434	3,366	10,311	11,973
Core deposit intangibles amortization	2,418	2,356	6,974	7,235
Depreciation	3,289	3,313	9,924	9,649
Communications	2,870	2,663	8,790	8,307
Other real estate expense	44	123	136	384
Other	8,889	8,010	26,275	24,057
Total noninterest expense	79,476	76,430	239,239	235,627
INCOME BEFORE INCOME TAXES	102,272	106,148	306,499	325,063
PROVISION FOR INCOME TAXES	33,621	35,550	100,826	108,892
NET INCOME	$68,651	$70,598	$205,673	$216,171
EARNINGS PER SHARE:
Basic	$0.99	$1.01	$2.95	$3.09
Diluted	$0.99	$1.01	$2.95	$3.09

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Net income	$68,651	$70,598	$205,673	$216,171
Other comprehensive loss, before tax:
Securities available for sale:
Change in unrealized gain during period	(186)	(867)	(828)	(1,949)
Total other comprehensive loss	(186)	(867)	(828)	(1,949)
Deferred taxes related to other comprehensive loss	65	303	290	682
Other comprehensive loss, net of tax	(121)	(564)	(538)	(1,267)
Comprehensive income	$68,530	$70,034	$205,135	$214,904

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

					Accumulated
					Other		Total
	Common Stock		Capital	Retained	Comprehensive	Treasury	Shareholders’
	Shares	Amount	Surplus	Earnings	Income	Stock	Equity
	(In thousands, except share and per share data)
BALANCE AT DECEMBER 31, 2014	69,816,653	$69,817	$2,025,235	$1,146,652	$3,729	$(607)	$3,244,826
Net income				216,171			216,171
Other comprehensive loss					(1,267)		(1,267)
Common stock issued in connection with the exercise of stock options and restricted stock awards	260,925	261	(38)				223
Stock based compensation expense			8,540				8,540
Cash dividends declared, $0.8175 per share				(57,254)			(57,254)
BALANCE AT SEPTEMBER 30, 2015	70,077,578	$70,078	$2,033,737	$1,305,569	$2,462	$(607)	$3,411,239

BALANCE AT DECEMBER 31, 2015	70,058,761	$70,059	$2,036,378	$1,355,040	$2,040	$(607)	$3,462,910
Net income				205,673			205,673
Other comprehensive loss					(538)		(538)
Common stock issued in connection with the exercise of stock options and restricted stock awards	21,267	21	646				667
Common stock issued in connection with the acquisition of Tradition Bancshares, Inc.	679,528	679	31,843				32,522
Treasury stock cancellation	(37,088)	(37)	(570)			607	—
Common stock repurchase	(1,244,890)	(1,245)	(49,812)				(51,057)
Stock based compensation expense			7,237				7,237
Cash dividends declared, $0.9000 per share				(62,602)			(62,602)
BALANCE AT SEPTEMBER 30, 2016	69,477,578	$69,477	$2,025,722	$1,498,111	$1,502	$—	$3,594,812

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2016	2015
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$205,673	$216,171
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and core deposit intangibles amortization	16,898	16,884
Provision for credit losses	22,000	7,060
Net amortization of premium on investments	31,972	44,456
Loss (gain) on sale of other real estate	330	(86)
Gain on sale of assets	(1,389)	(1,822)
Net accretion of discount on loans	(31,418)	(44,283)
Net accretion of discount on deposits	(935)	(860)
Gain on sale of loans	(4,910)	(4,267)
Proceeds from sale of loans held for sale	205,137	185,319
Originations of loans held for sale	(208,095)	(185,014)
Stock based compensation expense	7,237	8,540
Decrease (increase) in accrued interest receivable and other assets	63,096	(1,388)
Increase in accrued interest payable and other liabilities	46,744	38,413
Net cash provided by operating activities	352,340	279,123

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of held to maturity securities	1,410,155	1,261,788
Purchase of held to maturity securities	(655,865)	(1,825,802)
Proceeds from maturities and principal paydowns of available for sale securities	8,123,458	4,642,623
Purchase of available for sale securities	(8,151,073)	(4,609,999)
Net decrease in loans held for investment	135,818	78,211
Purchase of bank premises and equipment	(3,933)	(7,959)
Proceeds from sale of bank premises, equipment and other real estate	7,206	9,948
Net cash used in the purchase of Tradition Bancshares, Inc.	(8,963)	—
Net cash provided by (used in) investing activities	856,803	(451,190)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in noninterest-bearing deposits	(287,225)	156,755
Net decrease in interest-bearing deposits	(961,271)	(909,116)
Net (repayments) proceeds from other short-term borrowings	(65,000)	780,000
Repayments of other long-term borrowings	(483)	(2,153)
Net increase (decrease) in securities sold under repurchase agreements	3,196	(5,485)
Redemption of junior subordinated debentures	(7,217)	(167,531)
Proceeds from stock option exercises	667	223
Repurchase of common stock	(51,057)	—
Payments of cash dividends	(62,602)	(57,254)
Net cash used in financing activities	(1,430,992)	(204,561)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(221,849)	(376,628)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	563,962	677,854
CASH AND CASH EQUIVALENTS, END OF PERIOD	$342,113	$301,226

NONCASH ACTIVITIES:
Stock issued in connection with the Tradition Bancshares, Inc. acquisition	$32,522	$—
Acquisition of real estate through foreclosure of collateral	14,583	2,079

SUPPLEMENTAL INFORMATION:
Income taxes paid	$83,275	$73,274
Interest paid	30,722	35,069

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

1. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Prosperity Bancshares, Inc.® (“Bancshares”) and its wholly-owned subsidiary, Prosperity Bank® (the “Bank,” collectively referred to as the “Company”). All intercompany transactions and balances have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Operating results for the nine-month period ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any other period.

2. INCOME PER COMMON SHARE

Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares.  The following table illustrates the computation of basic and diluted earnings per share:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in thousands, except per share data)
Net income	$68,651		$70,598		$205,673		$216,171
Basic:
Weighted average shares outstanding	69,478	$0.99	70,041	$1.01	69,738	$2.95	70,037	$3.09
Diluted:
Add incremental shares for:
Effect of dilutive securities - options	6		12		7		17
Total	69,484	$0.99	70,053	$1.01	69,745	$2.95	70,054	$3.09

There were no stock options exercisable during the three and nine months ended September 30, 2016 or 2015 that would have had an anti-dilutive effect on the above computation.

3. NEW ACCOUNTING STANDARDS

Accounting Standards Updates (“ASU”)

ASU 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 addresses certain cash receipts and cash payments with the objective of reducing the existing diversity in practice. ASU 2016-15 will be effective for the Company on January 1, 2018 and is not expected to have a significant impact on the Company's financial statements.

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

ASU 2016-12, “Revenue from Contracts with Customers (Topic 606)—Narrow-Scope Improvements and Practical Expedients.” ASU 2016-12 addresses narrow-scope improvements to the guidance on collectability, noncash consideration and completed contracts at transition. Additionally, the amendments in this update provide a practical expedient for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. The amendments in this update affect the guidance in ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which is effective January 1, 2018. The Company is in the process of evaluating the impact of this guidance and does not currently anticipate a significant impact on the Company’s financial statements.

ASU 2016-10, “Revenue from Contracts with Customers (Topic 606)—Identifying Performance Obligations and Licensing.” ASU 2016-10 clarifies two aspects of “Revenue from Contracts with Customers (Topic 606)” (i) identifying performance obligations and (ii) the licensing implementation guidance. This ASU adds guidance on how to identify the promised goods or services in the contract and how to evaluate whether promised goods and services are distinct. Additionally, this update includes guidance on determining whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property (which is satisfied at a point in time) or a right to access the entity’s intellectual property (which is satisfied over time) and when to recognize revenue for a sales-based or use-based royalty promised in exchange for a license of intellectual property. The amendments in this update affect the guidance in ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which is effective January 1, 2018. The Company is in the process of evaluating the impact of this guidance and does not currently anticipate a significant impact on the Company’s financial statements.

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

ASU 2016-08, “Revenue from Contracts with Customers (Topic 606)—Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” ASU 2016-08 states that when another party is involved in providing goods or services to a customer, an entity is required to determine whether the nature of its promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for that good or service to be provided by the other party (that is, the entity is an agent). Additionally, when an principal entity satisfies a performance obligation, the entity recognizes revenue in the gross amount of consideration to which it expects to be entitled in exchange for the specified good or service transferred to the customer, but when an agent entity satisfies a performance obligation, the entity recognizes revenue in the amount of any fee or commission to which it expects to be entitled in exchange for arranging for the specified good or service to be provided by the other party. The amendments in this update affect the guidance in ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which is effective January 1, 2018. The Company is in the process of evaluating the impact of this guidance and does not currently anticipate a significant impact on the Company’s financial statements.

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

4. SECURITIES

The amortized cost and fair value of investment securities were as follows:

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$2,574	$6	$—	$2,580
Collateralized mortgage obligations	21,427	13	(307)	21,133
Mortgage-backed securities	90,777	2,566	(174)	93,169
Other securities	12,588	253	(46)	12,795
Total	$127,366	$2,838	$(527)	$129,677

Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$33,479	$1,028	$—	$34,507
States and political subdivisions	389,555	8,801	(45)	398,311
Collateralized mortgage obligations	903	17	(4)	916
Mortgage-backed securities	8,434,307	154,373	(1,617)	8,587,063
Other securities	100	—	—	100
Total	$8,858,344	$164,219	$(1,666)	$9,020,897

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$5,463	$22	$—	$5,485
Collateralized mortgage obligations	25,991	25	(100)	25,916
Mortgage-backed securities	55,884	3,098	(11)	58,971
Other securities	12,588	150	(46)	12,692
Total	$99,926	$3,295	$(157)	$103,064

Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$47,598	$798	$—	$48,396
States and political subdivisions	363,505	7,080	(542)	370,043
Collateralized mortgage obligations	2,107	17	(2)	2,122
Mortgage-backed securities	8,986,153	68,868	(82,407)	8,972,614
Other securities	—	—	—	—
Total	$9,399,363	$76,763	$(82,951)	$9,393,175

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

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

As of September 30, 2016, management does not have the intent to sell any of its investment securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of September 30, 2016, management believes any impairment in the Company’s securities is temporary, and therefore no impairment loss has been realized in the Company’s consolidated statement of income.

Securities with unrealized losses, segregated by length of time, that have been in a continuous loss position were as follows:

	September 30, 2016
	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$18,791	$(307)	$25	$—	$18,816	$(307)
Mortgage-backed securities	48,836	(166)	2,231	(8)	51,067	(174)
Other securities	—	—	1,691	(46)	1,691	(46)
Total	$67,627	$(473)	$3,947	$(54)	$71,574	$(527)

Held to Maturity
States and political subdivisions	$3,567	$(8)	$4,636	$(37)	$8,203	$(45)
Collateralized mortgage obligations	131	(4)	52	—	183	(4)
Mortgage-backed securities	877,968	(1,067)	97,324	(550)	975,292	(1,617)
Total	$881,666	$(1,079)	$102,012	$(587)	$983,678	$(1,666)

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

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

At September 30, 2016 and December 31, 2015, there were 411 securities and 474 securities, respectively, in an unrealized loss position for more than 12 months.

The amortized cost and fair value of investment securities at September 30, 2016, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$33,476	$33,633	$12,688	$12,895
Due after one year through five years	189,175	192,485	2,474	2,480
Due after five years through ten years	172,389	177,838	—	—
Due after ten years	28,094	28,962	—	—
Subtotal	423,134	432,918	15,162	15,375
Mortgage-backed securities and collateralized mortgage obligations	8,435,210	8,587,979	112,204	114,302
Total	$8,858,344	$9,020,897	$127,366	$129,677

The Company recorded no gain or loss on sale of securities for the three and nine months ended September 30, 2016 and 2015. As of September 30, 2016, the Company did not own any non-agency collateralized mortgage obligations.

At September 30, 2016 and December 31, 2015, the Company did not own securities of any one issuer (other than the U.S. government and its agencies) for which aggregate adjusted cost exceeded 10% of the consolidated shareholders’ equity at such respective dates.

Securities with an amortized cost of $5.17 billion and $5.81 billion and a fair value of $5.25 billion and $5.79 billion at September 30, 2016 and December 31, 2015, respectively, were pledged to collateralize public deposits and for other purposes required or permitted by law.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The loan portfolio consists of various types of loans and is categorized by major type as follows:

	September 30, 2016	December 31, 2015
	(Dollars in thousands)
Residential mortgage loans held for sale	$29,457	$23,933

Commercial and industrial	1,542,059	1,692,246
Real estate:
Construction, land development and other land loans	1,205,820	1,073,198
1-4 family residential (includes home equity)	2,677,995	2,616,732
Commercial real estate (includes multi-family residential)	3,158,569	3,131,083
Farmland	473,957	434,349
Agriculture	190,123	214,469
Consumer and other	270,334	252,579
Total loans held for investment	9,518,857	9,414,656
Total	$9,548,314	$9,438,589

Concentrations of Credit. Most of the Company’s lending activity occurs within the states of Texas and Oklahoma. The majority of the Company’s loan portfolio consists of commercial real estate, 1-4 family residential loans and commercial and industrial loans. As of September 30, 2016 and December 31, 2015, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

Foreign Loans. The Company has U.S. dollar-denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at September 30, 2016 or December 31, 2015.

Related Party Loans. As of September 30, 2016 and December 31, 2015, loans outstanding to directors, officers and their affiliates totaled $4.1 million. All transactions entered into between the Company and such related parties are done in the ordinary course of business and made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related party loans is as follows:

	September 30, 2016	December 31, 2015
	(Dollars in thousands)
Beginning balance on January 1	$4,063	$4,940
New loans	199	428
Repayments and reclassified related loans	(184)	(1,305)
Ending balance	$4,078	$4,063

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

An aging analysis of past due loans, segregated by category of loan, is presented below:

	September 30, 2016
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Construction, land development and other land loans	$4,699	$254	$4,953	$279	$1,200,588	$1,205,820
Agriculture and agriculture real estate (includes farmland)	591	—	591	248	663,241	664,080
1-4 family (includes home equity) (1)	2,667	—	2,667	3,311	2,701,474	2,707,452
Commercial real estate (includes multi-family residential)	5,068	145	5,213	12,984	3,140,372	3,158,569
Commercial and industrial	9,020	—	9,020	26,426	1,506,613	1,542,059
Consumer and other	2,153	—	2,153	203	267,978	270,334
Total	$24,198	$399	$24,597	$43,451	$9,480,266	$9,548,314

	December 31, 2015
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Construction, land development and other land loans	$4,097	$—	$4,097	$134	$1,068,967	$1,073,198
Agriculture and agriculture real estate (includes farmland)	946	—	946	208	647,664	648,818
1-4 family (includes home equity) (1)	4,748	220	4,968	1,894	2,633,803	2,640,665
Commercial real estate (includes multi-family residential)	12,922	—	12,922	15,535	3,102,626	3,131,083
Commercial and industrial	4,793	394	5,187	21,692	1,665,367	1,692,246
Consumer and other	1,274	—	1,274	248	251,057	252,579
Total	$28,780	$614	$29,394	$39,711	$9,369,484	$9,438,589

(1)	Includes $29.5 million and $23.9 million of residential mortgage loans held for sale at September 30, 2016 and December 31, 2015, respectively.

The following table presents information regarding nonperforming assets as of the dates indicated:

	September 30, 2016	December 31, 2015
	(Dollars in thousands)
Nonaccrual loans (1)	$43,451	$39,711
Accruing loans 90 or more days past due	399	614
Total nonperforming loans	43,850	40,325
Repossessed assets	36	171
Other real estate	16,280	2,963
Total nonperforming assets	$60,166	$43,459

Nonperforming assets to total loans and other real estate	0.63%	0.46%

(1)	Includes troubled debt restructurings of $318 thousand and $681 thousand as of September 30, 2016 and December 31, 2015, respectively.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

The Company had $60.2 million in nonperforming assets at September 30, 2016 compared with $43.5 million at December 31, 2015. This increase was primarily due to two commercial real estate loans and two commercial and industrial loans. Nonperforming assets were 0.63% of total loans and other real estate at September 30, 2016 compared with 0.46% of total loans and other real estate at December 31, 2015. These low nonperforming assets to total loans and other real estate ratios are reflective of the Company’s conservative lending approach.

If interest on nonaccrual loans had been accrued under the original loan terms, approximately $2.2 million and $2.8 million would have been recorded as income for the nine months ended September 30, 2016 and 2015, respectively.

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

PCI Loans.  The carrying amount of PCI loans included in the consolidated balance sheet and the related outstanding balance as of the dates indicated are presented in the table below. The outstanding balance represents the total amount owed as of September 30, 2016 and December 31, 2015.

	September 30, 2016	December 31, 2015
	(Dollars in thousands)
PCI loans:
Outstanding balance	$61,570	$79,802
Less: discount	28,155	39,976
Recorded investment	$33,415	$39,826

Changes in the accretable yield for acquired PCI loans for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$12,015	$6,351	$5,664	$9,867
Additions	—	—	10,222	—
Reclassifications from nonaccretable	1,378	3,940	8,809	12,572
Accretion	(2,324)	(3,974)	(13,626)	(16,122)
Balance at September 30	$11,069	$6,317	$11,069	$6,317

Income recognition on PCI loans is subject to the Company’s ability to reasonably estimate both the timing and amount of future cash flows. PCI loans for which the Company is accruing interest income are not considered non-performing or impaired. The non-accretable difference represents contractual principal and interest the Company does not expect to collect.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

Non-PCI Loans. The carrying amount of Non-PCI loans included in the consolidated balance sheet and the related outstanding balance as of the dates indicated are presented in the table below. The outstanding balance represents the total amount owed as of September 30, 2016 and December 31, 2015, including accrued but unpaid interest.

	September 30, 2016	December 31, 2015
	(Dollars in thousands)
Non-PCI loans:
Outstanding balance	$1,236,411	$1,430,501
Less: discount	39,360	54,734
Recorded investment	$1,197,051	$1,375,767

Changes in the discount accretion for Non-PCI loans for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$44,672	$67,895	$54,734	$89,105
Additions	—	—	3,491	—
Accretion charge-offs	(16)	(16)	(1,073)	(125)
Accretion	(5,296)	(7,060)	(17,792)	(28,161)
Balance at September 30	$39,360	$60,819	$39,360	$60,819

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

SEPTEMBER 30, 2016

(UNAUDITED)

Impaired loans are set forth in the following tables. No interest income was recognized on impaired loans subsequent to their classification as impaired. The average recorded investment presented in the tables below is reported on a year-to-date basis.

	September 30, 2016
	Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment
	(Dollars in thousands)
With no related allowance recorded:
Construction, land development and other land loans	$177	$494	$—	$105
Agriculture and agriculture real estate (includes farmland)	10	15	—	15
1-4 family (includes home equity)	1,822	2,024	—	1,514
Commercial real estate (includes multi-family residential)	12,820	12,936	—	13,968
Commercial and industrial	10,663	10,957	—	6,009
Consumer and other	89	179	—	74
Total	25,581	26,605	—	21,685

With an allowance recorded:
Construction, land development and other land loans	—	—	—	4
Agriculture and agriculture real estate (includes farmland)	238	262	102	214
1-4 family (includes home equity)	459	482	140	419
Commercial real estate (includes multi-family residential)	69	69	13	166
Commercial and industrial	14,021	15,418	5,554	14,308
Consumer and other	74	107	46	128
Total	14,861	16,338	5,855	15,239

Total:
Construction, land development and other land loans	177	494	—	109
Agriculture and agriculture real estate (includes farmland)	248	277	102	229
1-4 family (includes home equity)	2,281	2,506	140	1,933
Commercial real estate (includes multi-family residential)	12,889	13,005	13	14,134
Commercial and industrial	24,684	26,375	5,554	20,317
Consumer and other	163	286	46	202
	$40,442	$42,943	$5,855	$36,924

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

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

The following table presents risk grades and PCI loans by category of loan at September 30, 2016. Impaired loans include loans in risk grades 7, 8 and 9, as well as any PCI loan that has a specific reserve allocated to it.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity) (1)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Grade 1	$—	$14,055	$—	$—	$59,625	$40,858	$114,538
Grade 2	2,196	4,593	23,773	6,646	12,162	8,457	57,827
Grade 3	1,138,839	561,473	2,609,138	2,829,626	1,129,900	204,153	8,473,129
Grade 4	56,519	74,216	58,215	229,146	177,319	12,269	607,684
Grade 5	3,331	7,937	2,739	41,643	66,833	2,189	124,672
Grade 6	3,287	1,165	5,596	20,913	63,824	2,245	97,030
Grade 7	177	248	2,251	12,820	23,683	163	39,342
Grade 8	—	—	30	69	578	—	677
Grade 9	—	—	—	—	—	—	—
PCI Loans (2)	1,471	393	5,710	17,706	8,135	—	33,415
Total	$1,205,820	$664,080	$2,707,452	$3,158,569	$1,542,059	$270,334	$9,548,314

(1)	Includes $29.5 million of residential mortgage loans held for sale at September 30, 2016.
(2)	Of the total PCI loans, $3.2 million were classified as substandard at September 30, 2016, which includes $423 thousand with specific reserves of $224 thousand allocated to them.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

The following table presents risk grades and PCI loans by category of loan at December 31, 2015. Impaired loans include loans in risk grades 7, 8 and 9, as well as any PCI loan that has a specific reserve allocated to it.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity) (1)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Grade 1	$—	$12,733	$—	$—	$57,625	$44,389	$114,747
Grade 2	3,975	5,603	27,272	24,965	27,755	34,668	124,238
Grade 3	1,034,792	553,782	2,539,282	2,861,872	1,355,887	162,892	8,508,507
Grade 4	29,831	67,453	58,172	164,924	123,772	3,395	447,547
Grade 5	2,431	7,191	1,261	20,078	68,618	6,908	106,487
Grade 6	1,209	1,452	7,824	26,237	28,005	88	64,815
Grade 7	40	209	1,526	15,377	12,487	239	29,878
Grade 8	—	—	59	—	2,485	—	2,544
Grade 9	—	—	—	—	—	—	—
PCI Loans (2)	920	395	5,269	17,630	15,612	—	39,826
Total	$1,073,198	$648,818	$2,640,665	$3,131,083	$1,692,246	$252,579	$9,438,589

(1)	Includes $23.9 million of residential mortgage loans held for sale at December 31, 2015.
(2)	Of the total PCI loans, $7.3 million were classified as substandard at December 31, 2015, which includes $976 thousand with specific reserves of $836 thousand allocated to them.

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

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

At September 30, 2016, the allowance for credit losses totaled $85.6 million or 0.90% of total loans, including acquired loans with discounts.  At December 31, 2015, the allowance for credit losses totaled $81.4 million or 0.86% of total loans, including acquired loans with discounts.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

The following table details activity in the allowance for credit losses by category of loan for the three and nine months ended September 30, 2016 and 2015.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses:
Three Months Ended
Balance June 30, 2016	$14,202	$4,129	$14,916	$12,672	$36,254	$1,653	$83,826
Provision for credit losses	(78)	(40)	167	(477)	1,753	675	2,000
Charge-offs	—	(1)	(63)	—	(24)	(946)	(1,034)
Recoveries	368	46	15	1	131	232	793
Net charge-offs	368	45	(48)	1	107	(714)	(241)
Balance September 30, 2016	$14,492	$4,134	$15,035	$12,196	$38,114	$1,614	$85,585

Nine Months Ended
Balance December 31, 2015	$14,882	$3,845	$14,891	$12,996	$33,409	$1,361	$81,384
Provision for credit losses	(969)	6,551	144	(545)	13,103	3,716	22,000
Charge-offs	(7)	(7,026)	(114)	(257)	(10,641)	(4,371)	(22,416)
Recoveries	586	764	114	2	2,243	908	4,617
Net charge-offs	579	(6,262)	—	(255)	(8,398)	(3,463)	(17,799)
Balance September 30, 2016	$14,492	$4,134	$15,035	$12,196	$38,114	$1,614	$85,585

Allowance for credit losses:
Three Months Ended
Balance June 30, 2015	$16,909	$3,771	$16,593	$13,002	$29,205	$1,492	$80,972
Provision for credit losses	(1,506)	(79)	(1,386)	(742)	8,507	516	5,310
Charge-offs	(215)	(3)	(120)	(54)	(4,865)	(933)	(6,190)
Recoveries	42	43	10	1	439	376	911
Net charge-offs	(173)	40	(110)	(53)	(4,426)	(557)	(5,279)
Balance September 30, 2015	$15,230	$3,732	$15,097	$12,207	$33,286	$1,451	$81,003

Nine Months Ended
Balance December 31, 2014	$15,825	$3,722	$16,377	$12,744	$30,002	$2,092	$80,762
Provision for credit losses	(279)	(173)	(1,072)	(337)	8,186	735	7,060
Charge-offs	(366)	(3)	(249)	(233)	(5,691)	(2,406)	(8,948)
Recoveries	50	186	41	33	789	1,030	2,129
Net charge-offs	(316)	183	(208)	(200)	(4,902)	(1,376)	(6,819)
Balance September 30, 2015	$15,230	$3,732	$15,097	$12,207	$33,286	$1,451	$81,003

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

The following table details the amount of the allowance for credit losses allocated to each category of loan as of September 30, 2016, December 31, 2015 and September 30, 2015, on the basis of the impairment methodology used by the Company.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses related to:
September 30, 2016
Individually evaluated for impairment	$—	$102	$140	$13	$5,330	$46	$5,631
Collectively evaluated for impairment	14,492	4,032	14,895	12,183	32,560	1,568	79,730
PCI loans	—	—	—	—	224	—	224
Total allowance for credit losses	$14,492	$4,134	$15,035	$12,196	$38,114	$1,614	$85,585

December 31, 2015
Individually evaluated for impairment	$2	$52	$93	$262	$7,082	$44	$7,535
Collectively evaluated for impairment	14,880	3,793	14,798	12,734	25,491	1,317	73,013
PCI loans	—	—	—	—	836	—	836
Total allowance for credit losses	$14,882	$3,845	$14,891	$12,996	$33,409	$1,361	$81,384

September 30, 2015
Individually evaluated for impairment	$2	$123	$111	$292	$6,550	$43	$7,121
Collectively evaluated for impairment	15,228	3,609	14,986	11,915	26,474	1,408	73,620
PCI loans	—	—	—	—	262	—	262
Total allowance for credit losses	$15,230	$3,732	$15,097	$12,207	$33,286	$1,451	$81,003

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

The following table details the recorded investment in loans as of September 30, 2016, December 31, 2015 and September 30, 2015, excluding $29.5 million, $23.9 million and $12.6 million, respectively, of residential mortgage loans held for sale, related to each balance in the allowance for credit losses by category of loan.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Recorded investment in loans:
September 30, 2016
Individually evaluated for impairment	$177	$248	$2,281	$12,889	$24,261	$163	$40,019
Collectively evaluated for impairment	1,204,172	663,439	2,670,004	3,127,974	1,509,663	270,171	9,445,423
PCI loans	1,471	393	5,710	17,706	8,135	—	33,415
Total loans evaluated for impairment	$1,205,820	$664,080	$2,677,995	$3,158,569	$1,542,059	$270,334	$9,518,857

December 31, 2015
Individually evaluated for impairment	$40	$209	$1,585	$15,377	$15,948	$239	$33,398
Collectively evaluated for impairment	1,072,238	648,214	2,609,878	3,098,076	1,660,686	252,340	9,341,432
PCI loans	920	395	5,269	17,630	15,612	—	39,826
Total loans evaluated for impairment	$1,073,198	$648,818	$2,616,732	$3,131,083	$1,692,246	$252,579	$9,414,656

September 30, 2015
Individually evaluated for impairment	$249	$348	$1,908	$15,623	$20,480	$264	$38,872
Collectively evaluated for impairment	1,071,693	617,739	2,576,497	2,959,065	1,612,067	275,033	9,112,094
PCI loans	1,043	476	5,616	18,038	16,285	—	41,458
Total loans evaluated for impairment	$1,072,985	$618,563	$2,584,021	$2,992,726	$1,648,832	$275,297	$9,192,424

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

Troubled Debt Restructurings. The restructuring of a loan is considered a “troubled debt restructuring” if both (1) the borrower is experiencing financial difficulties and (2) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses.  Under ASC topic 310-40 “Receivables—Troubled Debt Restructurings by Creditors,” the Company evaluates all loan modifications to identify whether the restructuring constitutes a troubled debt restructuring.  As of September 30, 2016 and 2015, the Company had $318 thousand and $607 thousand, respectively, in outstanding troubled debt restructurings. The following table presents information regarding the recorded investment of loans modified in a troubled debt restructuring during the nine months ended September 30, 2016 and 2015:

	Nine Months Ended
	September 30,
	2016			2015
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Construction, land development and other land loans	—	$—	$—	1	$390	$307
Agriculture and agriculture real estate (includes farmland)	1	154	152	—	—	—
1-4 Family (includes home equity)	—	—	—	—	—	—
Commercial real estate (includes multi-family residential)	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer and other	—	—	—	1	10	9
Total	1	$154	$152	2	$400	$316

As of September 30, 2016, there have been no defaults on any loans that were modified as troubled debt restructurings during the preceding twelve months.  Default is determined at 90 or more days past due.  For the nine months ended September 30, 2016, the Company added one loan totaling $154 thousand as a new troubled debt restructuring, of which $152 thousand was still outstanding at September 30, 2016. For the nine months ended September 30, 2015, the Company added two loans totaling $400 thousand as new troubled debt restructurings, of which $316 thousand was still outstanding at September 30, 2015. The modifications generally related to extending the amortization periods of the loans, which includes loans modified during bankruptcy.  The Company did not grant principal reductions on any restructured loans. These modifications did not have a material impact on the Company’s determination of the allowance for credit losses.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

The fair value disclosures below represent the Company’s estimates based on relevant market information and information about the financial instruments. Fair value estimates are based on judgments regarding current economic conditions, risk characteristics of the various instruments and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in the above methodologies and assumptions could significantly affect the estimates.

The following tables present fair values for assets and liabilities measured at fair value on a recurring basis:

	As of September 30, 2016
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Available for sale securities:
States and political subdivisions	$—	$2,580	$—	$2,580
Collateralized mortgage obligations	—	21,133	—	21,133
Mortgage-backed securities	—	93,169	—	93,169
Other securities	12,795	—	—	12,795
Total	$12,795	$116,882	$—	$129,677

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Available for sale securities:
States and political subdivisions	$—	$5,485	$—	$5,485
Collateralized mortgage obligations	—	25,916	—	25,916
Mortgage-backed securities	—	58,971	—	58,971
Other securities	12,692	—	—	12,692
Total	$12,692	$90,372	$—	$103,064

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). These instruments include other real estate owned, repossessed assets, held to maturity debt securities, loans held for sale and impaired loans, which are included as loans held for investment.  For the three and nine months ended September 30, 2016, the Company had additions to other real estate owned of $727 thousand and $14.6 million, respectively, of which $727 thousand and $14.4 million were still outstanding as of September 30, 2016.  For the three and nine months ended September 30, 2016, the Company had additions to impaired loans of $15.0 million and $38.9 million, respectively, of which $15.0 million and $31.5 million were still outstanding as of September 30, 2016. The remaining financial assets and liabilities measured at fair value on a non-recurring basis that were recorded in 2016 and remained outstanding at September 30, 2016 were not significant.

The following table presents carrying and fair value information of financial instruments as of the dates indicated:

	As of September 30, 2016
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Assets	(Dollars in thousands)
Cash and due from banks	$341,483	$341,483	$—	$—	$341,483
Federal funds sold	630	630	—	—	630
Held to maturity securities	8,858,344	—	9,020,897	—	9,020,897
Loans held for sale	29,457	—	29,457	—	29,457
Loans held for investment, net of allowance	9,433,272	—	—	9,448,097	9,448,097
Other real estate owned	16,280	—	16,280	—	16,280

Liabilities
Deposits:
Noninterest-bearing	$5,159,333	$—	$5,159,333	$—	$5,159,333
Interest-bearing	11,762,076	—	11,766,996	—	11,766,996
Other borrowings	425,916	—	426,455	—	426,455
Securities sold under repurchase agreements	318,449	—	318,452	—	318,452

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

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

The fair value estimates presented herein are based on pertinent information available to management at September 30, 2016. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

7. GOODWILL AND CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles for the nine months ended September 30, 2016 and the year ended December 31, 2015 were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)
Balance as of December 31, 2014	$1,874,191	$58,947
Less:
Amortization	—	(9,530)
Add:
Measurement period adjustments	(5,364)	—
Balance as of December 31, 2015	1,868,827	49,417
Less:
Amortization	—	(6,974)
Add:
Acquisition of Tradition Bancshares, Inc.	31,522	5,567
Measurement period adjustments	—	—
Balance as of September 30, 2016	$1,900,349	$48,010

Goodwill is recorded on the acquisition date of each entity. The Company may record subsequent adjustments to goodwill for amounts undeterminable at acquisition date, such as deferred taxes and real estate valuations, and therefore the goodwill amounts may change accordingly. The Company initially records the total premium paid on acquisitions as goodwill. After finalizing the valuation, core deposit intangibles are identified and reclassified from goodwill to core deposit intangibles on the balance sheet. This reclassification has no effect on total assets, liabilities, shareholders’ equity, net income or cash flows. Management performs an evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill and core deposit intangibles has occurred. If any such impairment is determined, a write-down is recorded. As of September 30, 2016, there was no impairment recorded on goodwill and core deposit intangibles.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

The measurement period for the Company to determine the fair value of acquired identifiable assets and assumed liabilities will be at the end of the earlier of (1) twelve months from the date of acquisition or (2) as soon as the Company receives the information it was seeking about facts and circumstances that existed as of the date of acquisition.

Core deposit intangibles are being amortized on a non-pro rata basis over their estimated lives, which the Company believes is between 10 and 15 years.   Amortization expense related to intangible assets totaled $2.4 million for the three months ended September 30, 2016 and 2015, and $7.0 million and $7.2 million for the nine months ended September 30, 2016 and 2015, respectively. The estimated aggregate future amortization expense for core deposit intangibles remaining as of September 30, 2016 is as follows (dollars in thousands):

Remaining 2016	$2,226
2017	6,942
2018	5,959
2019	5,051
2020	4,483
Thereafter	23,349
Total	$48,010

8. STOCK–BASED COMPENSATION

At September 30, 2016, the Company had two stock-based employee compensation plans with awards outstanding. One of these plans adopted by the Company has expired and therefore no additional awards may be issued under that plan.

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

During 2012, Bancshares’ Board of Directors established the Prosperity Bancshares, Inc. 2012 Stock Incentive Plan (the “2012 Plan”), which was approved by Bancshares’ shareholders and authorized the issuance of up to 1,250,000 shares of common stock upon the exercise of options granted under the 2012 Plan or pursuant to the grant or exercise, as the case may be, of other awards granted under the 2012 Plan, including restricted stock, stock appreciation rights, phantom stock awards and performance awards. A total of 327,801 shares have been granted under the 2012 Plan as of September 30, 2016.

The Company received $469 thousand and $667 thousand from the exercise of stock options during the three- and nine-month periods ended September 30, 2016, and $155 thousand and $223 thousand during the three- and nine-month periods ended September 30, 2015.  There was no tax benefit realized from option exercises of the stock-based payment arrangements during the three- and nine-month periods ended September 30, 2016 and 2015.

As of September 30, 2016, there was $19.4 million of total unrecognized compensation expense related to stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.60 years.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

9. CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ITEMS

Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of September 30, 2016 (other than deposit obligations and securities sold under repurchase agreements). The Company’s future cash payments associated with its contractual obligations pursuant to its FHLB notes payable and operating leases as of September 30, 2016 are summarized below. Payments for FHLB notes payable include interest of $760 thousand that will be paid over the future periods. Payments related to leases are based on actual payments specified in underlying contracts.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Federal Home Loan Bank notes payable	$420,871	$4,916	$659	$230	$426,676
Operating leases	5,733	8,106	4,923	6,989	25,751
Total	$426,604	$13,022	$5,582	$7,219	$452,427

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

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit expiring by periods as of September 30, 2016 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$63,168	$7,227	$226	$20	$70,641
Commitments to extend credit	1,018,584	314,222	83,258	568,608	1,984,672
Total	$1,081,752	$321,449	$83,484	$568,628	$2,055,313

10. OTHER COMPREHENSIVE (LOSS) INCOME

The tax effects allocated to each component of other comprehensive loss were as follows:

	Three Months Ended September 30,
	2016			2015
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
	(Dollars in thousands)
Other comprehensive loss:
Securities available for sale:
Change in unrealized gain during period	$(186)	$65	$(121)	$(867)	$303	$(564)
Total securities available for sale	(186)	65	(121)	(867)	303	(564)
Total other comprehensive loss	$(186)	$65	$(121)	$(867)	$303	$(564)

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

	Nine Months Ended September 30,
	2016			2015
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
	(Dollars in thousands)
Other comprehensive loss:
Securities available for sale:
Change in unrealized gain during period	$(828)	$290	$(538)	$(1,949)	$682	$(1,267)
Total securities available for sale	(828)	290	(538)	(1,949)	682	(1,267)
Total other comprehensive loss	$(828)	$290	$(538)	$(1,949)	$682	$(1,267)

Activity in accumulated other comprehensive income associated with securities available for sale, net of tax, was as follows:

	Securities Available for Sale	Accumulated Other Comprehensive Income
	(Dollars in thousands)
Balance at January 1, 2016	$2,040	$2,040
Other comprehensive loss	(538)	(538)
Balance at September 30, 2016	$1,502	$1,502

Balance at January 1, 2015	$3,729	$3,729
Other comprehensive loss	(1,267)	(1,267)
Balance at September 30, 2015	$2,462	$2,462

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

Under the terms of the definitive agreement, Bancshares issued 679,528 shares of its common stock plus $39.0 million in cash for all outstanding shares of Tradition capital stock, for total merger consideration of $71.5 million, based on Bancshares’ closing stock price of $47.86 on December 31, 2015. As of September 30, 2016, total goodwill related to the Tradition acquisition was $31.5 million, which does not include subsequent fair value adjustments that are still being finalized. Goodwill is calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of identifiable assets acquired, none of which is expected to be deductible for tax purposes.

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

OVERVIEW

Prosperity Bancshares, Inc., a Texas corporation, was formed in 1983 to acquire the former Allied First Bank in Edna, Texas, which was chartered in 1949 as The First National Bank of Edna and is now known as Prosperity Bank. The Company is a registered financial holding company that derives substantially all of its revenues and income from the operation of its bank subsidiary, Prosperity Bank®. The Bank provides a wide array of financial products and services to small and medium-sized businesses and consumers. As of September 30, 2016, the Bank operated 245 full-service banking locations; with 65 in the Houston area, including The Woodlands; 29 in the South Texas area including Corpus Christi and Victoria; 36 in the Dallas/Fort Worth area; 22 in the East Texas area; 29 in the Central Texas area including Austin and San Antonio; 34 in the West Texas area including Lubbock, Midland-Odessa and Abilene; 16 in the Bryan/College Station area, 6 in the Central Oklahoma area and 8 in the Tulsa, Oklahoma area.  The Company’s principal executive office is located at Prosperity Bank Plaza, 4295 San Felipe in Houston, Texas and its telephone number is (713) 693-9300. The Company’s website address is www.prosperitybankusa.com. Information contained on the Company’s website is not incorporated by reference into this quarterly report on Form 10-Q and is not part of this or any other report.

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

Total assets were $21.40 billion at September 30, 2016 compared with $22.04 billion at December 31, 2015, a decrease of $633.2 million or 2.9%. Total loans were $9.55 billion at September 30, 2016 compared with $9.44 billion at December 31, 2015, an increase of $109.7 million or 1.2%. Total deposits were $16.92 billion at September 30, 2016 compared with $17.68 billion at December 31, 2015, a decrease of $759.7 million or 4.3%. Total shareholders’ equity was $3.59 billion at September 30, 2016 compared with $3.46 billion at December 31, 2015, an increase of $131.9 million or 3.8%.

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

The Company had no intangible assets with indefinite useful lives at September 30, 2016.  Other identifiable intangible assets that are subject to amortization are being amortized on a non-pro rata basis over the years expected to be benefited, which the Company believes is between ten and fifteen years. These amortizable intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value to carrying value. Based on the Company’s annual goodwill impairment test as of September 30, 2016, management does not believe any of its goodwill is impaired as of September 30, 2016 because the fair value of the Company’s equity exceeded its carrying value. While the Company believes no impairment existed at September 30, 2016, under accounting standards applicable at that date, different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation and financial condition or future results of operations.

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

RESULTS OF OPERATIONS

Net income available to common shareholders was $68.7 million ($0.99 per common share on a diluted basis) for the quarter ended September 30, 2016 compared with $70.6 million ($1.01 per common share on a diluted basis) for the quarter ended September 30, 2015, a decrease in net income of $1.9 million or 2.8%. The Company posted annualized returns on average common equity of 7.66% and 8.31%, annualized returns on average assets of 1.27% and 1.30% and efficiency ratios of 43.26% and 40.72% for the quarters ended September 30, 2016 and 2015, respectively. The efficiency ratio is calculated by dividing total non-interest expense, excluding credit loss provisions, by net interest income plus non-interest income, excluding net gains and losses on the sale of assets. Additionally, taxes are not part of this calculation.

For the nine months ended September 30, 2016, net income available to common shareholders was $205.7 million ($2.95 per common share on a diluted basis) compared with $216.2 million ($3.09 per common share on a diluted basis) for the same period in 2015, a decrease in net income of $10.5 million or 4.9%. The Company posted annualized returns on average common equity of 7.74% and 8.63%, annualized returns on average assets of 1.25% and 1.33% and efficiency ratios of 42.24% and 41.64% for the nine months ended September 30, 2016 and 2015, respectively.

Net Interest Income

The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.”

For the three months ended September 30, 2016

Net interest income before the provision for credit losses was $154.1 million for the quarter ended September 30, 2016, a decrease of $2.0 million or 1.3%, compared with $156.1 million for the same period in 2015. The decrease in net interest income was primarily due to a decrease in loan discount accretion of $3.4 million for the three months ended September 30, 2016.

Interest income on loans was $116.2 million for the quarter ended September 30, 2016, a decrease of $664 thousand or 0.6%, compared with $116.9 million for the same period in 2015. This was primarily due to a decrease in loan discount accretion of $3.4 million, partially offset by an increase in average loans of 4.9% for the three months ended September 30, 2016.

Interest income on securities was $48.1 million for the quarter ended September 30, 2016, a decrease of $478 thousand or 1.0%, compared with $48.6 million for the same period in 2015. This was primarily due to a decrease in average securities of 5.2%, partially offset by a 9 basis point increase in the average yield earned on securities for the three months ended September 30, 2016.

Average interest-bearing liabilities were $12.83 billion for the quarter ended September 30, 2016, a decrease of $233.3 million or 1.8%, compared with $13.06 billion for the same period in 2015. The net interest margin on a tax-equivalent basis decreased from 3.30% for the quarter ended September 30, 2015 to 3.29% for the quarter ended September 30, 2016. This was primarily due to a decrease in loan discount accretion of $3.4 million for the three months ended September 30, 2016.

For the nine months ended September 30, 2016

Net interest income before the provision for credit losses was $478.8 million for the nine months ended September 30, 2016, an increase of $1.5 million or 0.3%, compared with $477.3 million for the same period in 2015.  The increase in net interest income was primarily attributable to a 1.6% increase in average interest-earning assets, partially offset by a decrease in loan discount accretion of $12.9 million for the nine months ended September 30, 2016.

Interest income on loans was $359.1 million for the nine months ended September 30, 2016, a decrease of $2.1 million or 0.6%, compared with $361.2 million for the same period in 2015. This was primarily due to a decrease in loan discount accretion of $12.9 million and a decrease in the average yield earned on loans, partially offset by an increase in average loans of 5.4% for the nine months ended September 30, 2016. The Company had $67.5 million of total outstanding discounts on acquired loans, of which $50.4 million was accretable at September 30, 2016.

Interest income on securities was $151.8 million for the nine months ended September 30, 2016, an increase of $6.1 million or 4.2%, compared with $145.7 million for the same period in 2015. This was primarily due to an 11 basis point increase in the average yield earned on securities for the nine months ended September 30, 2016.

Average interest-bearing liabilities were $13.17 billion for the nine months ended September 30, 2016, an increase of $12.5 million or 0.1%, compared with $13.16 billion for the same period in 2015. The net interest margin on a tax-equivalent basis decreased 4 basis points from 3.42% for the nine months ended September 30, 2015 to 3.38% for the nine months ended September 30, 2016. This was primarily due to a decrease in loan discount accretion of $12.9 million for the nine months ended September 30, 2016.

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

	Three Months Ended September 30,
	2016			2015
	Average Outstanding Balance	Interest Earned/Interest Paid	Average Yield/Rate (1)	Average Outstanding Balance	Interest Earned/Interest Paid	Average Yield/Rate (1)
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans	$9,601,628	$116,247	4.82%	$9,156,679	$116,911	5.07%
Investment securities	9,203,253	48,132	2.08%	9,706,373	48,610	1.99%
Federal funds sold and other earning assets	72,171	81	0.45%	55,000	22	0.16%
Total interest-earning assets	18,877,052	164,460	3.47%	18,918,052	165,543	3.47%
Allowance for credit losses	(84,476)			(80,793)
Noninterest-earning assets	2,804,773			2,819,150
Total assets	$21,597,349			$21,656,409

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$3,858,821	$2,280	0.24%	$3,663,114	$1,961	0.21%
Savings and money market deposits	5,610,342	3,753	0.27%	5,492,326	3,392	0.24%
Certificates and other time deposits	2,492,889	3,363	0.54%	2,685,346	3,400	0.50%
Other borrowings	532,301	752	0.56%	886,787	473	0.21%
Securities sold under repurchase agreements	331,254	248	0.30%	331,286	209	0.25%
Junior subordinated debentures	—	—	—	—	—	—
Total interest-bearing liabilities	12,825,607	10,396	0.32%	13,058,859	9,435	0.29%
Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	5,070,094			5,078,234
Other liabilities	118,881			121,360
Total liabilities	18,014,582			18,258,453
Shareholders' equity	3,582,767			3,397,956
Total liabilities and shareholders' equity	$21,597,349			$21,656,409

Net interest rate spread			3.15%			3.18%

Net interest income and margin (2) (3)		$154,064	3.25%		$156,108	3.27%

Net interest income and margin (tax equivalent) (4)		$155,994	3.29%		$157,571	3.30%

(1)	Annualized and based on average balances on an actual 365 day or 366 day basis for the three months ended September 30, 2016 and 2015.
(2)	Yield is based on amortized cost and does not include any component of unrealized gains or losses.
(3)	The net interest margin is equal to net interest income divided by average interest-earning assets.
(4)

In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax-equivalent adjustment has been computed using a federal income tax rate of 35%.

	Nine Months Ended September 30,
	2016			2015
	Average Outstanding Balance	Interest Earned/Interest Paid	Average Yield/Rate (1)	Average Outstanding Balance	Interest Earned/Interest Paid	Average Yield/Rate (1)
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans	$9,653,891	$359,066	4.97%	$9,159,775	$361,193	5.27%
Investment securities	9,422,744	151,802	2.15%	9,547,293	145,702	2.04%
Federal funds sold and other earning assets	73,608	242	0.44%	133,331	234	0.23%
Total interest-earning assets	19,150,243	$511,110	3.57%	18,840,399	$507,129	3.60%
Allowance for credit losses	(83,801)			(80,781)
Noninterest-earning assets	2,856,117			2,835,450
Total assets	$21,922,559			$21,595,068

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$4,135,579	$7,633	0.25%	$3,909,337	$6,771	0.23%
Savings and money market deposits	5,721,341	11,470	0.27%	5,503,597	10,171	0.25%
Certificates and other time deposits	2,529,353	10,544	0.56%	2,819,822	10,557	0.50%
Other borrowings	461,491	1,944	0.56%	550,743	967	0.23%
Securities sold under repurchase agreements	319,948	694	0.29%	334,958	620	0.25%
Junior subordinated debentures	2,591	37	1.91%	39,365	791	2.69%
Total interest-bearing liabilities	13,170,303	32,322	0.33%	13,157,822	29,877	0.30%
Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	5,085,041			4,990,769
Other liabilities	122,076			106,782
Total liabilities	18,377,420			18,255,373
Shareholders' equity	3,545,139			3,339,695
Total liabilities and shareholders' equity	$21,922,559			$21,595,068

Net interest rate spread			3.24%			3.30%

Net interest income and margin (2) (3)		$478,788	3.34%		$477,252	3.39%

Net interest income and margin (tax equivalent) (4)		$484,522	3.38%		$481,942	3.42%

(1)	Annualized and based on average balances on an actual 365 day or 366 day basis for the nine months ended September 30, 2016 and 2015.
(2)	Yield is based on amortized cost and does not include any component of unrealized gains or losses.
(3)	The net interest margin is equal to net interest income divided by average interest-earning assets.
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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016 vs. 2015			2016 vs. 2015
	Increase			Increase
	(Decrease)			(Decrease)
	Due to Change in			Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-Earning Assets:
Loans (1)	$5,666	$(6,330)	$(664)	$19,502	$(21,629)	$(2,127)
Investment securities (1)	(2,513)	2,035	(478)	(1,902)	8,002	6,100
Federal funds sold and other earning assets	7	52	59	(105)	113	8
Total increase (decrease) in interest income	3,160	(4,243)	(1,083)	17,495	(13,514)	3,981

Interest-Bearing Liabilities:
Interest-bearing demand deposits	104	215	319	392	470	862
Savings and money market deposits	73	288	361	403	896	1,299
Certificates and other time deposits (1)	(243)	206	(37)	(1,088)	1,075	(13)
Other borrowings	(189)	468	279	(157)	1,134	977
Securities sold under repurchase agreements	(0)	39	39	(28)	102	74
Junior subordinated debentures	—	—	—	(740)	(14)	(754)
Total (decrease) increase in interest expense	(255)	1,216	961	(1,218)	3,663	2,445
Increase (decrease) in net interest income	$3,415	$(5,459)	$(2,044)	$18,713	$(17,177)	$1,536

(1)	Includes impact of purchase accounting adjustments.

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

The Company recorded a $2.0 million provision for credit losses for the quarter ended September 30, 2016 and a $5.3 million provision for the quarter ended September 30, 2015. Net charge-offs were $241 thousand for the quarter ended September 30, 2016 compared with net charge-offs of $5.3 million for the quarter ended September 30, 2015. The Company made a $22.0 million provision for credit losses for the nine months ended September 30, 2016 and a $7.1 million provision for the nine months ended September 30, 2015.  Net charge-offs were $17.8 million for the nine months ended September 30, 2016 compared with $6.8 million for the nine months ended September 30, 2015. This was primarily due to the charge-offs related to three energy loans and one agricultural loan during the nine months ended September 30, 2016. See "Financial Condition – Allowance for Credit Losses" below for more information.

Noninterest Income

The Company’s primary sources of recurring noninterest income are NSF fees, credit, debit and ATM card income and service charges on deposit accounts. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method. Noninterest income totaled $29.7 million for the three months ended September 30, 2016 compared with $31.8 million for the same period in 2015, a decrease of $2.1 million or 6.6%. This was primarily due to a decrease in brokerage income, NSF fees and other noninterest income, partially offset by an increase in mortgage income for the three months ended September 30, 2016. Noninterest income totaled $89.0 million for the nine months ended September 30, 2016 compared with $90.5 million for the same period in 2015, a decrease of $1.5 million or 1.7%. This was primarily due to a decrease in brokerage income, net gain on sale of assets and other noninterest income, partially offset by an increase in service charges on deposit accounts and mortgage income for the nine months ended September 30, 2016.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Nonsufficient funds (NSF) fees	$8,764	$9,082	$24,984	$25,310
Credit card, debit card and ATM card income	5,903	5,955	17,659	17,596
Service charges on deposit accounts	4,698	4,438	13,898	12,806
Trust income	1,851	1,986	5,640	6,042
Mortgage income	2,143	1,770	5,386	4,431
Brokerage income	1,213	1,596	3,789	4,546
Bank owned life insurance income	1,417	1,384	4,273	4,154
Net gain on sale of assets	37	173	1,389	1,822
Other	3,658	5,396	11,932	13,791
Total noninterest income	$29,684	$31,780	$88,950	$90,498

Noninterest Expense

Noninterest expense totaled $79.5 million for the quarter ended September 30, 2016 compared with $76.4 million for the quarter ended September 30, 2015, an increase of $3.0 million or 4.0%. This was primarily due to an increase in salaries and benefits expense, professional fees and other noninterest expense. Noninterest expense totaled $239.2 million for the nine months ended September 30, 2016 compared with $235.6 million for the nine months ended September 30, 2015, an increase of $3.6 million or 1.5%.  This was primarily due to an increase in salaries and benefits expense, software amortization and professional fees, partially offset by a decrease in FDIC insurance assessments for the nine months ended September 30, 2016.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Salaries and employee benefits (1)	$48,328	$46,587	$146,666	$144,372
Non-staff expenses:
Net occupancy and equipment	5,997	6,088	17,362	17,864
Credit and debit card, data processing and software amortization	4,207	3,924	12,801	11,786
Regulatory assessments and FDIC insurance	3,434	3,366	10,311	11,973
Core deposit intangibles amortization	2,418	2,356	6,974	7,235
Depreciation	3,289	3,313	9,924	9,649
Communications (2)	2,870	2,663	8,790	8,307
Other real estate expense	44	123	136	384
Professional fees	1,144	746	3,396	2,058
Printing and supplies	579	536	1,709	1,551
Other	7,166	6,728	21,170	20,448
Total noninterest expense	$79,476	$76,430	$239,239	$235,627

(1)

Includes stock-based compensation expense of $2.1 million and $2.8 million for the three months ended September 30, 2016 and 2015, respectively, and $7.2 million and $8.5 million for the nine months ended September 30, 2016 and 2015, respectively.

(2)	Communications expense includes telephone, data circuits, postage and courier expenses.

Income Taxes

Income tax expense decreased $1.9 million or 5.4%, to $33.6 million, for the quarter ended September 30, 2016 compared with $35.6 million for the same period in 2015. This decrease was primarily attributable to lower pre-tax net earnings for the three months ended September 30, 2016. For the nine months ended September 30, 2016, income tax expense totaled $100.8 million, a decrease of $8.1 million or 7.4%, compared with $108.9 million for the same period in 2015.  This decrease was primarily attributable to lower pre-tax net earnings for the nine months ended September 30, 2016. The Company’s effective tax rate for the three and nine months ended September 30, 2016 and 2015 was 32.9% and 33.5%, respectively.

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

	September 30, 2016
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total Loans
	(Dollars in thousands)
Residential mortgage loans held for sale	$29,457	$—	$—	$—	$29,457
Commercial and industrial	1,082,718	309,658	141,548	8,135	1,542,059
Real estate:
Construction, land development and other land loans	1,074,386	53,824	76,139	1,471	1,205,820
1-4 family residential (includes home equity)	2,251,114	84,553	336,618	5,710	2,677,995
Commercial real estate (includes multi-family residential)	2,288,983	306,836	545,044	17,706	3,158,569
Farmland	383,090	19,502	70,977	388	473,957
Agriculture	147,701	39,846	2,571	5	190,123
Consumer and other	214,494	31,686	24,154	—	270,334
Total loans held for investment	7,442,486	845,905	1,197,051	33,415	9,518,857
Total	$7,471,943	$845,905	$1,197,051	$33,415	$9,548,314

	December 31, 2015
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total Loans
	(Dollars in thousands)
Residential mortgage loans held for sale	$23,933	$—	$—	$—	$23,933
Commercial and industrial	1,038,118	419,932	218,583	15,613	1,692,246
Real estate:
Construction, land development and other land loans	954,587	64,158	53,533	920	1,073,198
1-4 family residential (includes home equity)	2,115,857	88,852	406,754	5,269	2,616,732
Commercial real estate (includes multi-family residential)	2,204,662	327,192	581,599	17,630	3,131,083
Farmland	335,689	18,188	80,082	390	434,349
Agriculture	143,265	66,415	4,785	4	214,469
Consumer and other	196,859	25,289	30,431	—	252,579
Total loans held for investment	6,989,037	1,010,026	1,375,767	39,826	9,414,656
Total	$7,012,970	$1,010,026	$1,375,767	$39,826	$9,438,589

At September 30, 2016, total loans were $9.55 billion, an increase of $109.7 million or 1.2%, compared with $9.44 billion at December 31, 2015. Loans at September 30, 2016 included $29.5 million of loans held for sale compared with $23.9 million at December 31, 2015. At September 30, 2016, loans represented 44.6% of total assets compared with 42.8% of total assets at December 31, 2015.

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

Included in commercial and industrial loans are commitments to oil and gas producers secured by proven, developed and producing reserves and commitments to service, equipment and midstream companies secured mainly by accounts receivable, inventory and equipment. Mineral reserve values supporting commitments to producers are normally re-determined semi-annually using reserve studies prepared by a third-party or the Company’s oil and gas engineer. Accounts receivable and inventory borrowing bases for service companies are typically re-determined monthly. Funding requests by both producers and service companies are monitored relative to the most recently determined borrowing base. As of September 30, 2016, oil and gas loans totaled $308.9 million or 3.2% of total loans, of which $139.9 million were to production companies and $169.0 million were to service companies. This compares with total oil and gas loans of $399.1 million or 4.2% of total loans as of December 31, 2015, of which $178.6 million were to production companies and $220.5 million were to service companies. In addition, as of September 30, 2016, the Company had total unfunded commitments to oil and gas companies of $154.2 million, of which $70.5 million were to production companies and $83.7 million were to service companies. This compares with total unfunded commitments to oil and gas companies of $196.4 million as of December 31, 2015, of which $80.3 million were to production companies and $116.1 million were to service companies. Total unfunded commitments to producers include letters of credit issued in lieu of oil well plugging bonds.

(ii) Commercial Real Estate. The Company makes commercial real estate loans collateralized by owner-occupied and nonowner-occupied real estate to finance the purchase of real estate. The Company’s commercial real estate loans are collateralized by first liens on real estate, typically have variable interest rates (or five year or less fixed rates) and amortize over a 15- to 20-year period. Payments on loans secured by nonowner-occupied properties are often dependent on the successful operation or management of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than other types of loans. The Company seeks to minimize these risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition in connection with underwriting these loans. The underwriting analysis also includes credit verification, analysis of global cash flow, appraisals and a review of the financial condition of the borrower. At September 30, 2016, approximately 40.2% of the outstanding principal balance of the Company’s commercial real estate loans including farmland were secured by owner-occupied properties.

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

Nonperforming assets increased $16.7 million or 38.4%, to $60.2 million, at September 30, 2016 compared with $43.5 million at December 31, 2015, of which $32.3 million and $22.0 million, respectively, were attributable to acquired loans. This increase was primarily attributable to two commercial real estate loans and two commercial and industrial loans.

The following tables present information regarding nonperforming assets differentiated among legacy loans, acquired legacy loans, Non-PCI loans and PCI loans, as of the dates indicated:

	September 30, 2016
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total
	(Dollars in thousands)
Nonaccrual loans (1)	$13,246	$21,701	$5,301	$3,203	$43,451
Accruing loans 90 or more days past due	254	145	—	—	399
Total nonperforming loans	13,500	21,846	5,301	3,203	43,850
Repossessed assets	25	—	11	—	36
Other real estate	14,326	1,178	340	436	16,280
Total nonperforming assets	$27,851	$23,024	$5,652	$3,639	$60,166

Nonperforming assets to total loans and other real estate by category	0.37%	2.72%	0.47%	10.75%	0.63%

	December 31, 2015
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total
	(Dollars in thousands)
Nonaccrual loans (1)	$20,800	$7,361	$4,254	$7,296	$39,711
Accruing loans 90 or more days past due	—	614	—	—	614
Total nonperforming loans	20,800	7,975	4,254	7,296	40,325
Repossessed assets	5	10	56	100	171
Other real estate	657	110	1,743	453	2,963
Total nonperforming assets	$21,462	$8,095	$6,053	$7,849	$43,459

Nonperforming assets to total loans and other real estate by category	0.31%	0.80%	0.44%	19.49%	0.46%

(1)	Includes troubled debt restructurings of $318 thousand and $681 thousand as of September 30, 2016 and December 31, 2015, respectively.

Nonperforming assets were 0.63% of total loans and other real estate at September 30, 2016 compared with 0.46% of total loans and other real estate at December 31, 2015. Nonperforming assets attributable to legacy loans were 0.37% of total legacy loans and other real estate at September 30, 2016 compared with 0.31% of total legacy loans and other real estate at December 31, 2015. Nonperforming assets attributable to acquired legacy loans were 2.72% of total acquired legacy loans and other real estate at September 30, 2016 compared with 0.80% of total acquired legacy loans and other real estate at December 31, 2015. Nonperforming assets attributable to Non-PCI loans were 0.47% of total Non-PCI loans and other real estate at September 30, 2016 compared with 0.44% of total Non-PCI loans and other real estate at December 31, 2015. Nonperforming assets attributable to PCI loans were 10.75% of total PCI loans and other real estate at September 30, 2016 compared with 19.49% of total PCI loans and other real estate at December 31, 2015. The allowance for credit losses as a percentage of total nonperforming loans was 195.2% at September 30, 2016 and 201.8% at December 31, 2015. For the nine months ended September 30, 2016, the Company had one loan modified in troubled debt restructurings (TDRs) with a balance of $154 thousand at the date of restructure and a remaining recorded investment of $152 thousand at September 30, 2016. Total TDRs outstanding totaled $318 thousand at September 30, 2016.

Allowance for Credit Losses

The following table presents, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

	As of and for the Nine Months Ended
	September 30,
	2016	2015
	(Dollars in thousands)
Average loans outstanding	$9,653,891	$9,159,775
Gross loans outstanding at end of period	$9,548,314	$9,204,988
Allowance for credit losses at beginning of period	$81,384	$80,762
Provision for credit losses	22,000	7,060
Charge-offs:
Commercial and industrial	(10,641)	(5,691)
Real estate and agriculture	(7,404)	(851)
Consumer and other	(4,371)	(2,406)
Recoveries:
Commercial and industrial	2,243	789
Real estate and agriculture	1,466	310
Consumer and other	908	1,030
Net charge-offs	(17,799)	(6,819)
Allowance for credit losses at end of period	$85,585	$81,003
Ratio of allowance to end of period loans	0.90%	0.88%
Ratio of net charge-offs to average loans (annualized)	0.25%	0.10%
Ratio of allowance to end of period nonperforming loans	195.2%	179.2%

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

PCI loans are individually monitored on a quarterly basis to assess for deterioration subsequent to acquisition and are only subject to the Company’s allowance methodology when a deterioration in projected cash flows is identified.  In the event that a deterioration in projected cash flows is identified, an additional provision for credit losses is made.  PCI loans were recorded at their acquisition date fair values, which were based on expected cash flows and included estimates of expected future credit losses. The Company’s estimates of loan fair values at the acquisition date may be adjusted for a period of up to one year as the Company continues to evaluate its estimate of expected future cash flows at the acquisition date. If the Company determines that losses arose after the acquisition date, the additional losses will be reflected as a provision for credit losses.  An allowance for credit losses is not calculated for PCI loans that have not experienced deterioration subsequent to the acquisition date.  See “Critical Accounting Policies” above for more information.

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

	As of and for the Nine Months Ended September 30, 2016
		Acquired
	Legacy Loans	Loans	Total
	(Dollars in thousands)
Average loans outstanding	$7,351,260	$2,302,631	$9,653,891
Gross loans outstanding at end of period	$7,471,943	$2,076,371	$9,548,314
Allowance for credit losses at beginning of period	$64,909	$16,475	$81,384
Provision for credit losses	18,367	3,633	22,000
Charge-offs:
Commercial and industrial	(3,409)	(7,232)	(10,641)
Real estate and agriculture	(7,283)	(121)	(7,404)
Consumer and other	(4,273)	(98)	(4,371)
Recoveries:
Commercial and industrial	928	1,315	2,243
Real estate and agriculture	1,451	15	1,466
Consumer and other	902	6	908
Net charge-offs	(11,684)	(6,115)	(17,799)
Allowance for credit losses at end of period	$71,592	$13,993	$85,585
Ratio of allowance to end of period loans	0.96%	0.67%	0.90%
Ratio of net charge-offs to average loans (annualized)	0.21%	0.35%	0.25%
Ratio of allowance to end of period nonperforming loans	530.3%	46.1%	195.2%

	As of and for the Nine Months Ended September 30, 2015
		Acquired
	Legacy Loans	Loans	Total
	(Dollars in thousands)
Average loans outstanding	$6,261,400	$2,898,375	$9,159,775
Gross loans outstanding at end of period	$6,663,127	$2,541,861	$9,204,988
Allowance for credit losses at beginning of period	$61,745	$19,017	$80,762
Provision for credit losses	5,311	1,749	7,060
Charge-offs:
Commercial and industrial	(2,483)	(3,208)	(5,691)
Real estate and agriculture	(414)	(437)	(851)
Consumer and other	(2,333)	(73)	(2,406)
Recoveries:
Commercial and industrial	610	179	789
Real estate and agriculture	309	1	310
Consumer and other	1,027	3	1,030
Net charge-offs	(3,284)	(3,535)	(6,819)
Allowance for credit losses at end of period	$63,772	$17,231	$81,003
Ratio of allowance to end of period loans	0.96%	0.68%	0.88%
Ratio of net charge-offs to average loans (annualized)	0.07%	0.16%	0.10%
Ratio of allowance to end of period nonperforming loans	295.9%	72.9%	179.2%

The Company had gross charge-offs on legacy loans of $15.0 million during the nine months ended September 30, 2016. Partially offsetting these charge-offs were recoveries on legacy loans of $3.3 million. Total charge-offs for the nine months ended September 30, 2016 were $22.4 million, partially offset by total recoveries of $4.6 million.

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

	September 30, 2016
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total Allowance	Percent of Loans to Total Loans
	(Dollars in thousands)
Balance of allowance for credit losses applicable to:
Commercial and industrial	$27,769	$10,084	$37	$224	$38,114	16.1%
Real estate	39,026	2,645	52	—	41,723	74.1%
Agriculture and agriculture real estate	3,226	873	35	—	4,134	7.0%
Consumer and other	1,571	43	—	—	1,614	2.8%
Total allowance for credit losses	$71,592	$13,645	$124	$224	$85,585	100.0%

	December 31, 2015
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total Allowance	Percent of Loans to Total Loans
	(Dollars in thousands)
Balance of allowance for credit losses applicable to:
Commercial and industrial	$21,660	$8,969	$1,944	$836	$33,409	17.9%
Real estate	39,321	3,133	315	—	42,769	72.5%
Agriculture and agriculture real estate	2,645	1,162	38	—	3,845	6.9%
Consumer and other	1,283	59	19	—	1,361	2.7%
Total allowance for credit losses	$64,909	$13,323	$2,316	$836	$81,384	100.0%

At September 30, 2016, the allowance for credit losses totaled $85.6 million compared with $81.4 million at December 31, 2015, an increase of $4.2 million or 5.2%. The allowance for credit losses at September 30, 2016 totaled 0.90% of total loans compared with 0.86% of total loans at December 31, 2015.

At September 30, 2016, $71.6 million of the allowance was attributable to legacy loans, an increase of $6.7 million or 10.3%, compared with the allowance of $64.9 million attributable to legacy loans at December 31, 2015. This increase was primarily attributable to an increase in the legacy loan balance. At September 30, 2016, $13.6 million of the allowance for credit losses was attributable to acquired legacy loans compared with $13.3 million of the allowance at December 31, 2015, an increase of $322 thousand or 2.4%. This increase was primarily attributable to specific reserves identified for loans with deteriorated credit quality, partially offset by a decrease in the acquired legacy loan balance.  At September 30, 2016, $124 thousand of the allowance for credit losses was attributable to Non-PCI loans compared with $2.3 million of the allowance at December 31, 2015, a decrease of $2.2 million or 94.6%. This decrease was primarily attributable to the charge off of loans that had specific reserves identified at December 31, 2015. At September 30, 2016, $224 thousand of the allowance for credit losses was attributable to PCI loans compared with $836 thousand of the allowance at December 31, 2015, a decrease of $612 thousand or 73.2%. This decrease was primarily attributable to the charge off of one loan that had specific reserves identified at December 31, 2015.

At September 30, 2016, the Company had $67.5 million of total outstanding discounts on Non-PCI and PCI loans, of which $50.4 million was accretable.

The Company believes that the allowance for credit losses at September 30, 2016 is adequate to cover estimated losses in the loan portfolio as of such date. Nevertheless, the Company could sustain losses in future periods, which could be substantial in relation to the size of the allowance at September 30, 2016.

Securities

The carrying cost of securities totaled $8.99 billion at September 30, 2016 compared with $9.50 billion at December 31, 2015, a decrease of $514.4 million or 5.4%. At September 30, 2016, securities represented 42.0% of total assets compared with 43.1% of total assets at December 31, 2015.

The amortized cost and fair value of investment securities were as follows:

	September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$2,574	$6	$—	$2,580
Collateralized mortgage obligations	21,427	13	(307)	21,133
Mortgage-backed securities	90,777	2,566	(174)	93,169
Other securities	12,588	253	(46)	12,795
Total	$127,366	$2,838	$(527)	$129,677

Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$33,479	$1,028	$—	$34,507
States and political subdivisions	389,555	8,801	(45)	398,311
Collateralized mortgage obligations	903	17	(4)	916
Mortgage-backed securities	8,434,307	154,373	(1,617)	8,587,063
Other securities	100	—	—	100
Total	$8,858,344	$164,219	$(1,666)	$9,020,897

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$5,463	$22	$—	$5,485
Collateralized mortgage obligations	25,991	25	(100)	25,916
Mortgage-backed securities	55,884	3,098	(11)	58,971
Other securities	12,588	150	(46)	12,692
Total	$99,926	$3,295	$(157)	$103,064

Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$47,598	$798	$—	$48,396
States and political subdivisions	363,505	7,080	(542)	370,043
Collateralized mortgage obligations	2,107	17	(2)	2,122
Mortgage-backed securities	8,986,153	68,868	(82,407)	8,972,614
Other securities	—	—	—	—
Total	$9,399,363	$76,763	$(82,951)	$9,393,175

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

As of September 30, 2016, management does not have the intent to sell any of the securities classified as available for sale and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of September 30, 2016, management believes any impairment in the Company’s securities is temporary, and therefore no impairment loss has been realized in the Company’s consolidated statements of income.

Deposits

Total deposits were $16.92 billion at September 30, 2016 compared with $17.68 billion at December 31, 2015, a decrease of $759.7 million or 4.3%.  At September 30, 2016, noninterest-bearing deposits totaled $5.16 billion compared with $5.14 billion at December 31, 2015, an increase of $22.8 million or 0.4%. Interest-bearing deposits totaled $11.76 billion at September 30, 2016 compared with $12.54 billion at December 31, 2015, a decrease of $782.5 million or 6.2%.

Average deposits for the nine months ended September 30, 2016 were $17.47 billion, an increase of $247.8 million or 1.4%, compared with $17.22 billion for the nine months ended September 30, 2015. Deposit growth was impacted by the acquisition of Tradition. Deposits for Tradition totaled $488.9 million at acquisition date. The ratio of average interest-bearing deposits to total average deposits was 70.9% during the first nine months of 2016 compared to 71.0% during the first nine months of 2015.

The following table summarizes the daily average balances and weighted average rates paid on deposits for the periods indicated below:

	Nine Months Ended September 30,
	2016		2015
	Average Balance	Average Rate (1)	Average Balance	Average Rate (1)
	(Dollars in thousands)
Interest-bearing demand deposits	$4,135,579	0.25%	$3,909,337	0.23%
Regular savings	2,014,314	0.25%	1,838,912	0.20%
Money market savings	3,707,027	0.28%	3,664,685	0.27%
Certificates, IRAs and other time deposits	2,529,353	0.56%	2,819,822	0.50%
Total interest-bearing deposits	12,386,273	0.32%	12,232,756	0.30%
Noninterest-bearing deposits	5,085,041		4,990,769
Total deposits	$17,471,314	0.23%	$17,223,525	0.21%

(1)	Annualized and based on average balances on an actual 365 day or 366 day basis for the nine months ended September 30, 2016 and 2015.

Other Borrowings

The following table presents the Company’s borrowings as of the dates indicated:

	September 30, 2016	December 31, 2015
	(Dollars in thousands)
FHLB advances	$420,000	$485,000
FHLB long-term notes payable	5,916	6,399
Total other borrowings	425,916	491,399
Securities sold under repurchase agreements	318,449	315,253
Total	$744,365	$806,652

FHLB advances and long-term notes payable— The Company has an available line of credit with the FHLB of Dallas, which allows the Company to borrow on a collateralized basis. FHLB advances are considered short-term, overnight borrowings and are used to manage liquidity as needed.  Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits.  At September 30, 2016, the Company had total funds of $5.37 billion available under this agreement, of which $425.9 million was outstanding.  Short-term overnight FHLB advances of $420.0 million were outstanding at September 30, 2016, at a weighted average rate of 0.46%.  Long-term notes payable were $5.9 million at September 30, 2016, with a weighted average rate of 5.65%. The maturity dates on the FHLB notes payable range from the years 2018 to 2027 and have interest rates ranging from 4.51% to 6.10%.

Securities sold under repurchase agreements— At September 30, 2016, the Company had $318.4 million in securities sold under repurchase agreements with banking customers compared with $315.3 million at December 31, 2015, an increase of $3.2 million or 1.0%.  Repurchase agreements are generally settled on the following business day; however, approximately $6.2 million of the repurchase agreements outstanding at September 30, 2016 have maturity dates ranging from 12 to 24 months. All securities sold under agreements to repurchase are collateralized by certain pledged securities.

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

As of September 30, 2016, the Company had outstanding $1.98 billion in commitments to extend credit and $70.6 million in commitments associated with outstanding standby letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

The Company has no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of September 30, 2016, the Company had cash and cash equivalents of $342.1 million compared with $564.0 million at December 31, 2015, a decrease of $221.8 million or 39.3%. The decrease was primarily due to the net decrease in deposits of $1.25 billion and the purchase of held to maturity securities of $655.9 million, partially offset by proceeds from maturities and principal paydowns of held to maturity securities of $1.41 billion and net income of $205.7 million.

Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of September 30, 2016 (other than deposit obligations). The payments do not include pre-payment options that may be available to the Company. The Company’s future cash payments associated with its contractual obligations pursuant to its FHLB borrowings and operating leases as of September 30, 2016 are summarized below. Payments for FHLB borrowings include interest of $760 thousand that will be paid over the future periods.  Payments related to leases are based on actual payments specified in underlying contracts.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Federal Home Loan Bank notes payable	$420,871	$4,916	$659	$230	$426,676
Operating leases	5,733	8,106	4,923	6,989	25,751
Total	$426,604	$13,022	$5,582	$7,219	$452,427

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

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit as of September 30, 2016 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$63,168	$7,227	$226	$20	$70,641
Commitments to extend credit	1,018,584	314,222	83,258	568,608	1,984,672
Total	$1,081,752	$321,449	$83,484	$568,628	$2,055,313

Capital Resources

Total shareholders’ equity was $3.59 billion at September 30, 2016 compared with $3.46 billion at December 31, 2015, an increase of $131.9 million or 3.8%. The increase was primarily the result of net income of $205.7 million and common stock issued in connection with the Tradition acquisition of $32.5 million, partially offset by dividends paid on common stock of $62.6 million and common stock repurchases of $51.1 million for the nine months ended September 30, 2016.

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

Financial institutions are categorized by the FDIC based on minimum Common Equity Tier 1, Tier 1 risk-based, total risk-based and Tier 1 leverage ratios. As of September 30, 2016, the Bank’s capital ratios were above the levels required for the Bank to be designated as “well capitalized.”

The following table provides a comparison of the Company’s and the Bank’s risk-weighted and leverage capital ratios to the minimum and well-capitalized regulatory standards as of September 30, 2016:

	Minimum Required For Capital Adequacy Purposes		Minimum Required Plus Capital Conservation Buffer for 2016	To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio as of September 30, 2016
The Company
CET1 capital (to risk weighted assets )	4.50%		5.125%	N/A	14.41%
Tier 1 capital (to risk weighted assets)	6.00%		6.625%	N/A	14.41%
Total capital (to risk weighted assets)	8.00%		8.625%	N/A	15.14%
Tier 1 capital (to average assets)	4.00%	(1)	4.000%	N/A	8.50%

The Bank
CET1 capital (to risk weighted assets )	4.50%		5.125%	6.50%	13.57%
Tier 1 capital (to risk weighted assets)	6.00%		6.625%	8.00%	13.57%
Total capital (to risk weighted assets)	8.00%		8.625%	10.00%	14.31%
Tier 1 capital (to average assets)	4.00%	(2)	4.000%	5.00%	8.01%

(1)	The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.
(2)	The FDIC may require the Bank to maintain a leverage ratio above the required minimum.
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

a. None.

b. None.

c. The Company did not repurchase any shares of its common stock during the three months ended September 30, 2016.

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

PROSPERITY BANCSHARES, INC. ® (Registrant)

Date: 11/07/16	/S/ DAVID ZALMAN
David Zalman
Chairman and Chief Executive Officer

Date: 11/07/16	/S/ DAVID HOLLAWAY
David Hollaway
Chief Financial Officer