Form 10-K
period 2016-12-31
PROSPERITY BANCSHARES INC
filed 2017-02-28
CIK 1068851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For The Fiscal Year Ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of common stock held by non-affiliates as of June 30, 2016, based on the closing price of the common stock on the New York Stock Exchange on June 30, 2016 was approximately $3.37 billion.

As of February 23, 2017, the number of outstanding shares of common stock was 69,478,062.

Documents Incorporated by Reference:

Portions of the Company’s Proxy Statement relating to the 2017 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2016, are incorporated by reference into Part III, Items 10-14 of this Annual Report on Form 10-K.

PROSPERITY BANCSHARES, INC.®

2016 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.	BUSINESS

General

Prosperity Bancshares, Inc.®, a Texas corporation (the “Company”), was formed in 1983 as a vehicle to acquire the former Allied Bank in Edna, Texas, which was chartered in 1949 as The First National Bank of Edna and is now known as Prosperity Bank. The Company is a registered financial holding company that derives substantially all of its revenues and income from the operation of its bank subsidiary, Prosperity Bank® (“Prosperity Bank®” or the “Bank”). The Bank provides a wide array of financial products and services to small and medium-sized businesses and consumers. As of December 31, 2016, the Bank operated 245 full service banking locations; 65 in the Houston area, including The Woodlands; 29 in the South Texas area, including Corpus Christi and Victoria; 36 in the Dallas/Fort Worth area; 22 in the East Texas area; 29 in the Central Texas area, including Austin and San Antonio; 34 in the West Texas area, including Lubbock, Midland-Odessa and Abilene; 16 in the Bryan/College Station area, 6 in the Central Oklahoma area and 8 in the Tulsa, Oklahoma area. The Company’s principal executive office is located at Prosperity Bank Plaza, 4295 San Felipe in Houston, Texas and its telephone number is (713) 693-9300. The Company’s website address is www.prosperitybankusa.com.

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

Operating under a community banking philosophy, the Company seeks to develop broad customer relationships based on service and convenience while maintaining its conservative approach to lending and sound asset quality. The Company has grown through a combination of internal growth, the acquisition of community banks and branches of banks and the opening of new banking centers. Utilizing a low cost of funds and employing stringent cost controls, the Company has been profitable in every year of its existence, including the periods of adverse economic conditions in Texas and Oklahoma.

In addition to internal growth, the Company completed the following acquisitions within the last ten years (through December 31, 2016):

Acquired Entity	Acquired Bank	Completion Date	Number of Banking Centers Acquired (1)
SNB Bancshares, Inc.	Southern National Bank of Texas	2006	6	(2)
Texas United Bancshares, Inc.	State Bank, GNB Financial, n.a., Gateway National Bank and Northwest Bank	2007	34
The Bank of Navasota	The Bank of Navasota	2007	1
Banco Popular, NA (6 branches)	N/A	2008	5
1st Choice Bancorp	1st Choice Bank	2008	1
Franklin Bank (from FDIC, as receiver) (3)	N/A	2008	33
U.S. Bank (3 branches)	N/A	2010	3
First Bank (19 branches)	N/A	2010	15
Texas Bankers, Inc.	Bank of Texas	2012	2
The Bank Arlington	The Bank Arlington	2012	1
American State Financial Corporation	American State Bank	2012	37
Community National Bank	Community National Bank	2012	1
East Texas Financial Services, Inc.	Firstbank	2013	4
Coppermark Bancshares, Inc.	Coppermark Bank	2013	6
FVNB Corp.	First Victoria National Bank	2013	20
F&M Bancorporation Inc.	The F&M Bank & Trust Company	2014	11
Tradition Bancshares, Inc.	Tradition Bank	2016	7

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

As of December 31, 2015, Tradition, on a consolidated basis, reported total assets of $548.0 million, total loans of $253.3 million, total deposits of $488.9 million and shareholders’ equity of $43.1 million. Under the terms of the definitive agreement, the Company issued 679,528 shares of Company common stock plus $39.0 million in cash for all outstanding shares of Tradition capital stock, for a total merger consideration of $71.5 million, based on the Company’s closing stock price of $47.86 on December 31, 2015. As of December 31, 2016, the Company recognized goodwill of $32.0 million, which is calculated as the excess of both the consideration exchanged and liabilities assumed compared with the fair value of the assets acquired. Additionally, the Company recognized $5.6 million of core deposit intangibles.

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

The Company has invested heavily in its officers and associates by recruiting talented officers in its market areas and providing them with economic incentives. The senior management team has substantial experience in the Houston, Dallas, Austin, Bryan/College Station, East Texas, South Texas, West Texas, Oklahoma City and Tulsa markets and the surrounding communities in which the Company has a presence. Each banking center location is overseen by a local president or manager with knowledge of the community and lending expertise in the specific industries found in the community. The Company entrusts its banking center presidents and managers with authority and flexibility within general parameters with respect to product pricing and decision making in order to minimize the bureaucratic structure of larger banks. The Company operates each banking center as a separate profit center, maintaining separate data with respect to each banking center’s net interest income, efficiency ratio, deposit growth, loan growth and overall profitability. Banking center presidents and managers are accountable for performance in these areas and compensated accordingly. Each banking center has its own listed local business telephone number. Customers are served by a local banker with decision making authority.

As of December 31, 2016, the Company and the Bank had 3,035 full-time equivalent associates, 821 of whom were officers of the Bank. The Company provides medical and hospitalization insurance to its full-time associates. The Company considers its relations with associates to be good. Neither the Company nor the Bank is a party to any collective bargaining agreement.

Banking Activities

The Company, through the Bank, offers a variety of traditional loan and deposit products to its customers, which consist primarily of consumers and small and medium-sized businesses. The Bank tailors its products to the specific needs of customers in a given market. At December 31, 2016, the Bank maintained approximately 598,400 separate deposit accounts including certificates of deposit and 53,600 separate loan accounts. At December 31, 2016, noninterest-bearing demand deposits were 30% of the Bank’s total deposits. For the year ended December 31, 2016, the Company’s average cost of funds was 0.24% and the Company’s average cost of deposits (excluding all borrowings) was 0.23%.

The Company has been an active real estate lender, with commercial real estate (including multifamily residential) and 1-4 family residential loans comprising 32.9% and 25.3%, respectively, of the Company’s total loans as of December 31, 2016. The Company also offers commercial loans, loans for automobiles and other consumer durables, home equity loans, debit and credit cards, internet banking and other cash management services, mobile banking, trust and wealth management, retail brokerage services, mortgage banking services and automated telephone banking. The Company offers businesses a broad array of loan products including term loans, lines of credit and loans for working capital, business expansion and the purchase of equipment and machinery; land development and interim construction loans for builders; and owner-occupied and non-owner occupied commercial real estate loans.

By offering certificates of deposit, interest checking accounts, savings accounts and overdraft protection at competitive rates, the Company gives its depositors a full range of traditional deposit products.

The Company maintains a trust department with $1.68 billion in assets under management as of December 31, 2016. The trust department provides trust services in the Company’s various market areas.

Business Strategies

The Company’s main objective is to increase deposits and loans through internal growth, as well as through acquisition opportunities, while maintaining efficiency, individualized customer service and maximizing profitability. To achieve this objective, the Company has employed the following strategic goals:

Continue Community Banking Emphasis. Although the Company has significantly grown in the last several years, it intends to continue operating as a community banking organization focused on meeting the specific needs of consumers and small and medium-sized businesses in its market areas. The Company provides a high degree of responsiveness combined with a wide variety of banking products and services. The Company staffs its banking centers with experienced bankers who possess lending expertise in the specific industries found in the given community, and gives them authority to make certain pricing and credit decisions, avoiding the bureaucratic structure of larger banks.

Expand Market Share Through Internal Growth and a Disciplined Acquisition Strategy. The Company intends to continue seeking opportunities, both inside and outside its existing markets, to expand either by acquiring existing banks or branches of banks or by establishing new banking centers. All of the Company’s acquisitions have been accretive to earnings within 12 months after acquisition date and generally have supplied the Company with relatively low-cost deposits which have been used to fund the Company’s lending and investing activities. However, future acquisitions, if any, may not be accretive to earnings within any particular time period. Factors used by the Company to evaluate expansion opportunities include (1) the similarity in management and operating philosophies, (2) whether the acquisition will be accretive to earnings and enhance shareholder value, (3) the ability to improve the efficiency ratio through economies of scale, (4) whether the acquisition will strategically expand the Company’s geographic footprint and (5) the opportunity to enhance the Company’s market presence in existing market areas.

Increase Loan Volume and Diversify Loan Portfolio. While maintaining its conservative approach to lending, the Company has emphasized both new and existing loan products, focusing on managing its commercial real estate and commercial loan portfolios. From December 31, 2015 to December 31, 2016, the Company’s total loans increased from $9.44 billion to $9.62 billion or 1.9%. Construction, land development and other land loans increased from $1.07 billion to $1.26 billion, or 17.8%, and represented 11.4% and 13.1% of the total loan portfolio, as of December 31, 2015 and 2016, respectively. Commercial real estate (including multifamily residential) increased from $3.13 billion to $3.16 billion, or 1.0%, and represented 33.2% and 32.9% of the total portfolio, as of December 31, 2015 and 2016, respectively. From December 31, 2015 to December 31, 2016, 1-4 family residential mortgage loans (including home equity loans) increased from $2.64 billion to $2.72 billion, or 2.9%, and represented 27.9% and 28.2% of the total portfolio, as of December 31, 2015 and 2016, respectively. Commercial and industrial loans decreased from $1.69 billion to $1.54 billion, or 9.0%, and represented 17.9% and 16.0% of the total portfolio, as of December 31, 2015 and 2016, respectively. In addition, the Company targets business owners, professional service firms, including legal and medical practices, for loans secured by owner-occupied premises, working capital or equipment and personal loans to their principals.

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

Continue Focus on Efficiency. The Company plans to maintain its stringent cost control practices and policies. The Company has invested significantly in the infrastructure required to centralize many of its critical operations, such as data processing and loan processing. For its banking centers, which the Company operates as independent profit centers, the Company supplies complete support in the areas of loan review, loan processing, internal audit, compliance and training. Management believes that this centralized infrastructure can accommodate additional growth while enabling the Company to minimize operational costs through economies of scale.

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

Regulatory Restrictions on Dividends. The Company is regarded as a legal entity separate and distinct from the Bank. The principal source of the Company’s revenues is dividends received from the Bank. As described in more detail below, federal law places limitations on the amount that banks may pay in dividends, which the Bank must adhere to when paying dividends to the Company. It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if the prospective rate of earnings retention is consistent with the organization’s expected capital needs and financial condition. The Federal Reserve Board’s policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries. The Federal Reserve Board is authorized to limit or prohibit the payment of dividends if, in the Federal Reserve Board’s opinion, the payment of dividends would constitute an unsafe or unsound practice in light of a bank holding company’s financial condition. In addition, the Federal Reserve Board has indicated that each bank holding company should carefully review its dividend policy, and has discouraged payment ratios that are at maximum allowable levels, which is the maximum dividend amount that may be issued and allow the company to still maintain its target Tier 1 capital ratio, unless both asset quality and capital are very strong.

Stress Testing. Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), in October 2012, the Federal Reserve Board published its final rules regarding company-run stress testing. The rules require institutions with average total consolidated assets greater than $10 billion, such as the Company and the Bank, to conduct an annual company-run stress test of capital and consolidated earnings and losses under one base and at least two stress scenarios provided by bank regulatory agencies. Institutions with total consolidated assets between $10 billion and $50 billion use data as of December 31 and scenarios released by the agencies. The results of these stress tests must be reported to the agencies by July 31 of the following year. Public disclosure of summary stress test results under the severely adverse scenario will occur between October 15 and October 31. The Company’s capital ratios reflected in the stress test calculations are an important factor considered by the Federal Reserve Board in evaluating the capital adequacy of the Company and the Bank and determining whether proposed payments of dividends or stock repurchases may be an unsafe or unsound practice.

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

Notwithstanding the foregoing, the Gramm-Leach-Bliley Act eliminated the barriers to affiliations among banks, securities firms, insurance companies and other financial service providers and permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. The Gramm-Leach- Bliley Act defines “financial in nature” to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Federal Reserve Board has determined to be closely related to banking. No regulatory approval will be required for a financial holding company, such as the Company, to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature as determined by the Federal Reserve Board.

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

Basel III Capital Adequacy Requirements. In July 2013, the Federal Reserve Board and the FDIC published the Basel III Capital Rules establishing a new comprehensive capital framework for U.S. banking organizations. The rules implemented the Basel Committee’s December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revised the risk-based capital requirements applicable to bank holding companies and depository institutions, including the Company and the Bank, under the previous U.S. risk-based capital rules. The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Basel III Capital Rules also address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replace the prior risk-weighting approach, which was derived from the Basel I capital accords of the Basel Committee, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 “Basel II” capital accords. The Basel III Capital Rules also implement the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules. The Basel III Capital Rules became effective for the Company and the Bank on January 1, 2015, subject to a phase-in period for certain provisions.

The Basel III Capital Rules, among other things, (1) include a new capital measure called “Common Equity Tier 1” (“CET1”), (2) specified that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (3) defined CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital and (4) expanded the scope of the deductions/adjustments as compared to existing regulations.

The Basel III Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that certain deferred tax assets and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such items, in the aggregate, exceed 15% of CET1. Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and will be phased-in over a four-year period (beginning at 40% on January 1, 2015 and increasing by an additional 20% per year thereafter). Under the previous capital standards, the effects of accumulated other comprehensive income items included in capital were excluded for the purposes of determining regulatory capital ratios. Under the Basel III Capital Rules, the effects of certain accumulated other comprehensive items are not excluded; however, banking organizations that do not have $250 billion or more in total consolidated assets or $10 billion or more in total on-balance sheet foreign exposure, including the Company and the Bank, were able to make a one-time permanent election to continue to exclude these items. The Company and the Bank made this election in order to avoid significant variations in the level of capital depending upon the impact of interest rate fluctuations on the fair value of the Company’s available-for-sale securities portfolio. Under the Basel III Capital Rules, trust preferred securities no longer included in Tier 1 capital of bank holding companies may be included as Tier 2 capital on a permanent basis.

The Basel III Capital Rules also require a capital conservation buffer, composed entirely of CET1, that is designed to absorb losses during periods of economic stress and has the effect of increasing the minimum required risk-weighted capital ratios. The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and is being phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have any current applicability to the Company or the Bank. Banking institutions with a ratio of CET1 to risk-weighted assets below the effective minimum (4.5% plus the capital conservation buffer and, if applicable, the countercyclical capital buffer) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

The minimum capital ratios under the Basel III Capital Rules that were effective as of January 1, 2016 are (1) 4.5% CET1 to risk-weighted assets, (2) 6.0% Tier 1 capital to risk-weighted assets, (3) 8.0% total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets and (4) 4.0% Tier 1 capital to average quarterly assets as reported on consolidated financial statements (known as the “leverage ratio”). As of December 31, 2016, the Company’s ratio of CET1 to risk-weighted assets was 14.48%, Tier 1 capital to risk-weighted assets was 14.48%, Total capital to risk-weighted assets was 15.20% and Tier 1 capital to average quarterly assets was 8.68%.

When fully phased in on January 1, 2019, the Basel III Capital Rules will require the Company to maintain an additional capital conservation buffer of 2.5% CET1, effectively resulting in minimum ratios of (1) CET1 to risk-weighted assets of 7.0%, (2) Tier 1 capital to risk-weighted assets of 8.5%, (3) total capital to risk-weighted assets of 10.5% and (4) a leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average quarterly assets.

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

One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that a banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to the entity’s expected net cash outflow for a 30-day time horizon (or, if greater, 25% of its expected total cash outflow) under an acute liquidity stress scenario. The other test, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. In September 2014, the federal banking agencies approved final rules implementing (1) the LCR for advanced approaches banking organizations (i.e., banking organizations with $250 billion or more in total consolidated assets or $10 billion or more in total on-balance sheet foreign exposure) and (2) a modified version of the LCR for bank holding companies with at least $50 billion in total consolidated assets that are not advanced approach banking organizations. Neither rule applies to the Company or the Bank. In May 2016, bank regulators issued a proposed rule that would implement the NSFR by requiring certain U.S. banking organizations to ensure they have access to stable funding over a one-year time horizon.  The proposed rule has an effective date of January 1, 2018 and would not apply to U.S. banking organizations with less than $50 billion in total consolidated assets such as the Company and the Bank.

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

The Bank

The Bank is a Texas-chartered banking association, the deposits of which are insured by the DIF of the FDIC. The Bank is not a member of the Federal Reserve System; therefore, the Bank is subject to supervision and regulation by the FDIC and the Texas Department of Banking. Such supervision and regulation subject the Bank to special restrictions, requirements, potential enforcement actions and periodic examination by the FDIC and the Texas Department of Banking. Because the Federal Reserve Board regulates the Company, the Federal Reserve Board also has supervisory authority which affects the Bank. Further, because the Bank had total assets of over $10 billion as of December 31, 2016, the Bank is subject to supervision and regulation by the Consumer Financial Protection Bureau (“CFPB”). The CFPB is responsible for implementing, examining and enforcing compliance with federal consumer protection laws.

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

Financial Modernization. Under the Gramm-Leach-Bliley Act, a national bank may establish a financial subsidiary and engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting as principal, insurance company portfolio investment, real estate development, real estate investment, annuity issuance and merchant banking activities. To do so, a bank must be well capitalized, well managed and have a CRA rating of satisfactory or better. Subsidiary banks of a financial holding company or national banks with financial subsidiaries must remain well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial-in-nature subsidiary or subsidiaries. In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank has a CRA rating of satisfactory or better.

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

The CFPB has broad rulemaking authority for a wide range of consumer financial laws that apply to all banks, including, among other things, the authority to prohibit “unfair, deceptive or abusive” acts and practices. Abusive acts or practices are defined as those that materially interfere with a consumer’s ability to understand a term or condition of a consumer financial product or service or take unreasonable advantage of a consumer’s (1) lack of financial savvy, (2) inability to protect himself in the selection or use of consumer financial products or services or (3) reasonable reliance on a covered entity to act in the consumer’s interests. The CFPB can issue cease-and-desist orders against banks and other entities that violate consumer financial laws. The CFPB may also institute a civil action against an entity in violation of federal consumer financial law in order to impose a civil penalty or injunction. The CFPB has examination and enforcement authority over all banks with more than $10 billion in assets, as well as their affiliates.

Examinations. The FDIC periodically examines and evaluates state non-member banks. The Texas Department of Banking also conducts examinations of state banks, but may accept the results of a federal examination in lieu of conducting an independent examination. In addition, the FDIC and Texas Department of Banking may elect to conduct a joint examination. Further, because the Bank has total assets of over $10 billion as of December 31, 2016, the CFPB has examination authority with respect to the Bank’s compliance with federal consumer protection laws. Compliance with consumer protection laws will be considered when banking regulators are asked to approve a proposed transaction.

Capital Adequacy Requirements. The FDIC has adopted regulations establishing minimum requirements for the capital adequacy of insured institutions. The FDIC may establish higher minimum requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk.

The FDIC’s risk-based capital guidelines generally require state banks to have a minimum ratio of CET1 to risk-weighted assets of 4.5%, Tier 1 capital to total risk-weighted assets of 6.0% and a ratio of total capital to total risk-weighted assets of 8.0%. The capital categories have the same definitions for the Bank as for the Company. As of December 31, 2016, the Bank’s ratio of CET1 to risk-weighted assets was 14.35%, Tier 1 capital to total risk-weighted assets was 14.35% and its ratio of total capital to total risk-weighted assets was 15.07%.

The FDIC’s leverage guidelines require state banks to maintain Tier 1 capital of no less than 4.0% of average total assets. The Texas Department of Banking has issued a policy which generally requires state chartered banks to maintain a leverage ratio (defined in accordance with federal capital guidelines) of 5.0%. As of December 31, 2016, the Bank’s ratio of Tier 1 capital to average total assets (leverage ratio) was 8.60%.

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

At December 31, 2016, the Bank was classified as “well-capitalized” for purposes of the FDIC’s prompt corrective action regulations in effect as of such date.

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

Deposit Insurance Assessments. Substantially all of the deposits of the Bank are insured up to applicable limits by the DIF, and the Bank must pay deposit insurance assessments to the FDIC for such deposit insurance protection. A depository institution’s DIF assessment is calculated by multiplying its assessment rate by the assessment base, which is defined as the average consolidated total assets less the average tangible equity of the depository institution. The initial base assessment rate is based on its capital level and CAMELS ratings, certain financial measures to assess an institution’s ability to withstand asset related stress and funding related stress and, in some cases, additional discretionary adjustments by the FDIC to reflect additional risk factors.

The FDIC’s current DIF restoration plan is designed to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act. At least semi-annually, the FDIC updates its loss and income projections for the fund and, if needed, increases or decreases assessment rates, following notice-and-comment rulemaking, if required.

In August 2016, the FDIC announced that the DIF reserve ratio had surpassed 1.15% as of June 30, 2016. As a result, beginning in the third quarter of 2016, the initial assessment ranges for all institutions were adjusted downward such that the initial base deposit insurance assessment rate ranges from three to 30 basis points on an annualized basis (basis points representing cents per $100 of assessable assets). After the effect of potential base-rate adjustments, the total base assessment rate could range from 1.5 to 40 basis points on an annualized basis.

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

Privacy. In addition to expanding the activities in which banks and bank holding companies may engage, the Gramm-Leach-Bliley Act also imposed requirements on financial institutions with respect to customer privacy. The Gramm-Leach-Bliley Act generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, are required to comply with state law if it is more protective of customer privacy than the Gramm-Leach-Bliley Act.

Incentive Compensation. In June 2010, the Federal Reserve Board, OCC and FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (1) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (2) be compatible with effective internal controls and risk management and (3) be supported by strong corporate governance, including active and effective oversight by the organization’s Board of Directors.

These three principles are incorporated into the proposed revised rules on incentive-based payment arrangements at specified covered institutions released in May 2016 by a number of federal agencies, including the Federal Reserve Board, FDIC and SEC.  The proposed revised rules would establish general qualitative requirements applicable to all covered institutions, including the Company and the Bank, that have at least $1 billion in total assets, which would include (1) prohibiting incentive arrangements that encourage inappropriate risks by providing excessive compensation; (2) prohibiting incentive arrangements that encourage inappropriate risks that could lead to a material financial loss; (3) establishing requirements for performance measures to appropriately balance risk and reward; (4) requiring Board of Director oversight of incentive arrangements; and (5) mandating appropriate record-keeping. Under the proposed rule, larger financial institutions with total consolidated assets of at least $50 billion would also be subject to additional requirements.

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

Legislative and Regulatory Initiatives

From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of the Company in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Company. A change in statutes, regulations or regulatory policies applicable to the Company or the Bank could have a material effect on the Company’s business, financial condition and results of operations.  In addition, the recent change in federal administration in the United States, has added additional uncertainty to the implementation, scope and timing of regulatory reforms.

Effect on Economic Environment

The policies of regulatory authorities, including the monetary policy of the Federal Reserve Board, have a significant effect on the operating results of bank holding companies and their subsidiaries. Among the means available to the Federal Reserve Board to affect the money supply are open market operations in U.S. government securities, changes in the discount rate on member bank borrowings and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits; and their use may affect interest rates charged on loans or paid for deposits.

Federal Reserve Board monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The nature of future monetary policies and the effect of such policies on the business and earnings of the Company and its subsidiaries cannot be predicted.

ITEM 1A.	RISK FACTORS

An investment in the Company’s common stock involves risks. The following is a description of the material risks and uncertainties that the Company believes affect its business and an investment in the common stock. Additional risks and uncertainties that the Company is unaware of, or that it currently deems immaterial, also may become important factors that affect the Company and its business. If any of the risks described in this Annual Report on Form 10-K were to occur, the Company’s financial condition, results of operations and cash flows could be materially and adversely affected. If this were to happen, the value of the common stock could decline significantly and all or part of an investment could be lost.

Risks Associated with the Company’s Business

If the Company is not able to continue its historical levels of growth, it may not be able to maintain its historical earnings trends.

To achieve its past levels of growth, the Company has focused on both internal growth and acquisitions. The Company may not be able to sustain its historical rate of growth or may not be able to grow at all. More specifically, the Company may not be able to obtain the financing necessary to fund additional growth and may not be able to find suitable acquisition candidates. Various factors, such as economic conditions, competition and heightened regulatory scrutiny, may impede or prohibit the opening of new banking centers and the completion of acquisitions. Further, the Company may be unable to attract and retain experienced bankers, which could adversely affect its internal growth. If the Company is not able to continue its historical levels of growth, it may not be able to maintain its historical earnings trends.

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

The Company’s success depends primarily on the general economic conditions of the primary markets in Texas and Oklahoma in which it operates and where its loans are concentrated. The local economic conditions in Texas and Oklahoma have a significant impact on the Company’s commercial, real estate and construction, land development and other land loans; the ability of its borrowers to repay their loans; and the value of the collateral securing these loans. Accordingly, if the population or income growth in the Company’s market areas is slower than projected, income levels, deposits and housing starts could be adversely affected and could result in a reduction of the Company’s expansion, growth and profitability. In addition, due to the large number of oil and gas companies in the Company’s market areas, the volatility in oil prices may negatively impact economic conditions in these areas. If the Company’s market areas experience a downturn or a recession for a prolonged period of time, the Company could experience significant increases in nonperforming loans, which could lead to operating losses, impaired liquidity and eroding capital. A significant decline in general economic conditions, caused by inflation, a decline in commodity prices, recession, acts of terrorism, outbreaks of hostilities or other international or domestic calamities, unemployment or other factors could impact these local economic conditions and could negatively affect the Company’s financial condition, results of operations and cash flows.

The Company’s business is subject to interest rate risk, and fluctuations in interest rates may adversely affect its financial condition and results of operations.

The majority of the Company’s assets are monetary in nature, and, as a result, the Company is subject to significant risk from changes in interest rates. Changes in interest rates can impact the Company’s net interest income as well as the valuation of its assets and liabilities. The Company’s earnings are significantly dependent on its net interest income. Net interest income is the difference between the interest income earned on loans, investments and other interest-earning assets and the interest expense paid on deposits, borrowings and other interest-bearing liabilities.

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

Acquisitions of financial institutions involve operational risks and uncertainties and acquired companies may have unforeseen liabilities, exposure to asset quality problems, key employee and customer retention problems and other problems that could negatively affect the Company’s organization. The Company may not be able to complete future acquisitions; and, if completed, the Company may not be able to successfully integrate the operations, management, products and services of the entities that it acquires and eliminate redundancies. The integration process could result in the loss of key employees or disruption of the combined entity’s ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect the Company’s ability to maintain relationships with customers and employees or achieve the anticipated benefits of the transaction. The integration process may also require significant time and attention from the Company’s management that they would otherwise direct at servicing existing business and developing new business. The Company’s inability to find suitable acquisition candidates or failure to successfully integrate the entities it acquires into its existing operations may increase its operating costs significantly and adversely affect its business and earnings.

The Company’s dependence on loans secured by real estate subjects it to risks relating to fluctuations in the real estate market that could adversely affect its financial condition, results of operations and cash flows.

Approximately 79.2% of the Company’s total loans as of December 31, 2016 consisted of loans included in the real estate loan portfolio, with 37.9% in commercial real estate (including farmland and multifamily residential), 28.2% in residential real estate (including home equity) and 13.1% in construction, land development and other land loans. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A weakening of the real estate market in the Company’s primary market areas could have an adverse effect on the demand for new loans, the ability of borrowers to repay outstanding loans, the value of real estate and other collateral securing the loans and the value of real estate owned by the Company. If real estate values decline, it is also more likely that the Company would be required to increase its allowance for credit losses, which could adversely affect its financial condition, results of operations and cash flows.

The Company’s commercial real estate and commercial loans expose it to increased credit risks, and these risks will increase if the Company succeeds in increasing these types of loans.

The Company, while maintaining its conservative approach to lending, has emphasized both new and existing loan products, focusing on managing its commercial real estate (including farmland and multifamily residential) and commercial loan portfolios, and intends to continue to increase its lending activities and acquire loans in possible future acquisitions. As a result, commercial real estate and commercial loans as a proportion of its portfolio could increase. As of December 31, 2016, commercial real estate (including farmland and multifamily residential) and commercial loans totaled $5.19 billion. In general, commercial real estate loans and commercial loans yield higher returns and often generate a deposit relationship, but also pose greater credit risks than do owner-occupied residential real estate loans. These types of loans are also typically larger than residential real estate loans. Accordingly, the deterioration of one or several of these loans could cause a significant increase in nonperforming loans, which could result in a loss of earnings from these loans and an increase in the provision for credit losses and net charge-offs.

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

Failure to compete effectively for customers could adversely affect the Company’s growth and profitability, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company faces substantial competition in all areas of its operations from a variety of different competitors, many of which are larger and may have more financial resources. These competitors primarily include national, regional, and community banks within the various markets where the Company operates. The Company also faces competition from many other types of financial institutions, including savings and loans, credit unions, finance companies, brokerage firms, insurance companies and other financial intermediaries. The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation. Also, technology and other changes have lowered barriers to entry and made it possible for non-banks to offer products and services functionally equivalent to those provided by banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of customer deposits and the related income generated from those deposits. Further, many of the Company’s competitors have fewer regulatory constraints and may have lower cost structures. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than the Company can.  Failure to compete effectively for deposit, loan and other banking customers in the Company’s market areas could adversely affect the Company’s growth and profitability, which, in turn, could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The Company determines impairment by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. Any such adjustments are reflected in the Company’s results of operations in the periods in which they become known. At December 31, 2016, the Company’s goodwill totaled $1.90 billion. Although the Company has not recorded any such impairment charges since it initially recorded the goodwill, the Company’s future evaluations of goodwill could result in findings of impairment and related write-downs, which may have a material adverse effect on its financial condition and results of operations.

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

The Company may need to raise additional capital in the future to provide it with sufficient capital resources and liquidity to meet regulatory capital requirements or its commitments and business needs. In addition, the Company may elect to raise additional capital to support its business or to finance acquisitions, if any. If needed, the Company’s ability to raise additional capital will depend on many things, including conditions in the capital markets at that time, which are outside its control, and its financial performance.

Such capital may not be available to the Company on acceptable terms or at all. Any occurrence that may limit the Company’s access to the capital markets, such as a decline in the confidence of investors, depositors of Prosperity Bank or counterparties participating in the capital markets, may adversely affect the Company’s capital costs and its ability to raise capital and, in turn, its liquidity. Moreover, if the Company needs to raise capital in the future, it may have to do so when many other financial institutions are also seeking to raise capital and would have to compete with those institutions for investors. An inability to raise additional capital on acceptable terms when needed could have a material adverse effect on the Company’s business, financial condition and results of operations.

New lines of business or new products and services may subject the Company to additional risks.

From time to time, the Company may implement or acquire new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services, the Company may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives and shifting market preferences, may also impact the successful implementation of a new line of business or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of the Company’s system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business or new products or services could have a material adverse effect on the Company’s business, financial condition and results of operations.

An interruption in or breach in security of the Company’s information systems may result in a loss of customer business and have an adverse effect on the Company’s results of operations, financial condition and cash flows.

The Company relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems, whether caused by physical damage, hackers, viruses or other malware, could jeopardize the security of information stored in and transmitted through the Company’s computer systems and network infrastructure as well as result in failures or disruptions in the Company’s customer relationship management, general ledger, deposits, servicing or loan origination systems. While the Company maintains specific “cyber” insurance coverage, which would apply in the event of various breach scenarios, the amount of coverage may not be adequate in any particular case. In addition, cyber threat scenarios are inherently difficult to predict and can take many forms, some of which may not be covered under the Company’s cyber insurance coverage. Although the Company, with the help of third-party service providers, has and intends to continue to implement security technology and operational procedures to prevent such damage, these security measures may not entirely mitigate these risks. In addition, advances in computer capabilities, new discoveries in the field of cryptography or other developments could result in a compromise or breach of the algorithms the Company and its third-party service providers use to protect client transaction data. The occurrence of any such failures, interruptions or security breaches could damage the Company’s reputation, result in a loss of customer business, subject the Company to additional regulatory scrutiny or expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on the Company’s results of operations, financial condition and cash flows.

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

The Company relies on certain external vendors to provide products and services necessary to maintain its day-to-day operations. These third parties provide key components of the Company’s business operations such as data processing, recording and monitoring transactions, online banking interfaces and services, Internet connections and network access. While the Company has selected these third-party vendors carefully, it does not control their actions. Any complications caused by these third parties, including those resulting from disruptions in communication services provided by a vendor, failure of a vendor to handle current or higher volumes, cyber-attacks and security breaches at a vendor, failure of a vendor to provide services for any reason or poor performance of services, could adversely affect the Company’s ability to deliver products and services to its customers and otherwise conduct its business. Financial or operational difficulties of a third-party vendor could also hurt the Company’s operations if those difficulties interfere with the vendor’s ability to provide services. Furthermore, the Company’s vendors could also be sources of operational and information security risk, including from breakdowns or failures of their own systems or capacity constraints. Replacing these third-party vendors could also create significant delay and expense. Problems caused by external vendors could be disruptive to the Company’s operations, which could have a material adverse impact on the Company’s business and, in turn, the Company’s financial condition and results of operations.

The Company’s business may be adversely affected by security breaches at third parties.

The Company’s customers interact with their own and other third-party systems, which pose operational risks to the Company. The Company may be adversely affected by data breaches at retailers and other third parties who maintain data relating to the Company’s customers that involve the theft of customer data, including the theft of customers’ debit card, credit card, wire transfer and other identifying and/or access information used to make purchases or payments at such retailers and to other third parties. Despite third-party security risks that are beyond the Company’s control, the Company offers its customers protection against fraud and attendant losses for unauthorized use of debit and credit cards in order to stay competitive in the marketplace. Offering such protection to customers exposes the Company to significant expenses and potential losses related to reimbursing the Company’s customers for fraud losses, reissuing the compromised cards and increased monitoring for suspicious activity. In the event of a data breach at one or more retailers of considerable magnitude, the Company’s business, financial condition and results of operations may be adversely affected.

The Company is subject to claims and litigation pertaining to intellectual property.

Banking and other financial services companies, such as the Company, rely on technology companies to provide information technology products and services necessary to support their day-to-day operations. Technology companies frequently enter into litigation based on allegations of patent infringement or other violations of intellectual property rights. In addition, patent holding companies seek to monetize patents they have purchased or otherwise obtained. Competitors of the Company’s vendors, or other individuals or companies, have from time to time claimed to hold intellectual property sold to the Company by its vendors. Such claims may increase in the future as the financial services sector becomes more reliant on information technology vendors. The plaintiffs in these actions frequently seek injunctions and substantial damages.

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

The Company has implemented a risk management framework to identify and manage its risk exposure, which is reviewed and overseen by the Company’s Risk Committee. This framework consists of various processes, systems and strategies, and is designed to manage the types of risk to which the Company is subject, including, among others, credit, market, liquidity, operational, financial, interest rate, legal and regulatory, compliance, strategic, reputation, fiduciary and general economic risks. The Company’s framework also includes financial or other modeling methodologies, which involves management assumptions and judgment. In addition, under this framework, the Company has developed a risk appetite statement to detail its risk tolerance levels at an enterprise-wide level. This risk management framework may not be effective under all circumstances, and it may not adequately identify, manage or mitigate all or any risk or loss to the Company. If this framework is not effective, the Company may be subject to potentially adverse regulatory consequences and could suffer unexpected losses and its financial condition or results of operations could be materially adversely affected.

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

A significant portion of the Company’s loan portfolio is secured by real property. During the ordinary course of business, the Company may foreclose on and take title to properties securing certain loans, and there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, the Company may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require the Company to incur substantial expenses and may materially reduce the affected property’s value or limit the Company’s ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase the Company’s exposure to environmental liability. Although the Company has policies and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on the Company’s financial condition and results of operations.

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

As of December 31, 2016, the Company conducted business at 245 full-service banking centers. The Company’s principal executive office is located at Prosperity Bank Plaza, 4295 San Felipe, in the Galleria area in Houston, Texas. The Company also owns or leases other facilities in which its banking centers are located as listed below by geographical market area. The expiration dates of the leases range from 2017 to 2040 and do not include renewal periods which may be available at the Company’s option.

The following table sets forth specific information regarding the banking centers located in each of the Company’s geographical market areas at December 31, 2016:

Geographical Area	Number of Banking Centers	Number of Leased Banking Centers	Deposits at December 31, 2016
			(dollars in thousands)
Bryan/College Station area	16	—	$1,135,604
Houston area	65	13	5,717,743
Central Texas area	29	3	1,482,680
Dallas/Fort Worth area	36	9	1,547,609
East Texas area	22	—	789,384
West Texas area	34	6	2,339,716
South Texas area	29	3	2,494,683
Central Oklahoma area	6	1	691,513
Tulsa Oklahoma area	8	2	1,108,370
	245	37	$17,307,302
ITEM 3.	LEGAL PROCEEDINGS

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

Common Stock Market Prices

The Company’s common stock is listed on the New York Stock Exchange under the symbol “PB.” As of February 23, 2017, there were 69,478,062 shares outstanding and 3,287 shareholders of record. The number of beneficial owners is unknown to the Company at this time.

The following table presents the high and low intra-day sales prices for the common stock as reported by the New York Stock Exchange:

2016	High	Low
Fourth Quarter	$73.68	$52.81
Third Quarter	56.27	45.94
Second Quarter	54.57	43.28
First Quarter	47.50	33.57

2015	High	Low
Fourth Quarter	$57.04	$46.23
Third Quarter	59.97	43.76
Second Quarter	59.30	50.91
First Quarter	55.88	45.01

Dividends

Holders of common stock are entitled to receive dividends when, as and if declared by the Company’s Board of Directors out of funds legally available therefor. Although the Company has declared dividends on its common stock since 1994, and paid quarterly dividends aggregating $1.2400 per share for 2016 and $1.1175 per share for 2015, the Company could discontinue payment of dividends in the future. Future dividends on the common stock will depend upon the Company’s earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, the Company’s ability to service any equity or debt obligations senior to the common stock and other factors deemed relevant by the Board of Directors of the Company.

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

The cash dividends declared per share by quarter (and paid on the first business day of the subsequent quarter) for the Company’s last two fiscal years were as follows:

	2016	2015
Fourth Quarter	$0.3400	$0.3000
Third Quarter	0.3000	0.2725
Second Quarter	0.3000	0.2725
First Quarter	0.3000	0.2725

Recent Sales of Unregistered Securities

None.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2016, the Company had outstanding stock options granted under its 2004 stock award plan and restricted stock issued under its 2004 and 2012 stock award plans, all of which were approved by the Company’s shareholders. The following table provides information as of December 31, 2016 regarding the Company’s equity compensation plans under which the Company’s equity securities are authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,000	$29.69	908,315	(1)
Equity compensation plans not approved by security holders	—	—	—
	5,000	$29.69	908,315

(1)	All of these awards are available under the Company’s 2012 Stock Incentive Plan. The Company’s other stock award plans have expired, and no new awards may be issued thereunder.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table details the Company's repurchases of shares of its common stock during the three months ended December 31, 2016:

Period	Total Number of Shares Purchased	Weighted Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Maximum Number of Shares That May Yet Be Purchased Under the Plan at the End of the Period (1)
October 1 - October 31, 2016	—	$—	—	2,290,745
November 1 - November 30, 2016	—	—	—	2,290,745
December 1 - December 31, 2016	—	—	—	2,290,745
Total	—	$—	—

(1)

On January 27, 2016, the Company announced a stock repurchase program that authorized the repurchase of up to 5%, or approximately 3.54 million shares, of the Company's outstanding common stock over the next twelve months at the discretion of management.  Under the stock repurchase program, the Company could repurchase shares from time to time at prevailing market prices, through open-market purchases or privately negotiated transactions, depending upon market conditions. The program expired in January 2017.

Performance Graph

The following Performance Graph compares the cumulative total shareholder return on the Company’s common stock for the period beginning at the close of trading on December 31, 2011 to December 31, 2016, with the cumulative total return of the S&P 500 Total Return Index and the Nasdaq Bank Index for the same period. Dividend reinvestment has been assumed. The Performance Graph assumes $100 invested on December 31, 2011 in the Company’s common stock, the S&P 500 Total Return Index and the Nasdaq Bank Index. The historical stock price performance for the Company’s common stock shown on the graph below is not necessarily indicative of future stock performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Prosperity Bancshares, Inc., the S&P 500 Index, and the NASDAQ Bank Index

*	$100 invested on 12/31/11 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

	12/11	12/12	12/13	12/14	12/15	12/16
Prosperity Bancshares, Inc.	$100.00	$106.03	$162.67	$144.44	$127.54	$195.79
S&P 500	100.00	116.00	153.58	174.60	177.01	198.18
NASDAQ Bank	100.00	115.47	163.03	170.37	183.74	251.93

Copyright© 2017 Standard & Poor's, a division of S&P Global. All rights reserved.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected consolidated financial data of the Company for, and as of the end of, each of the years in the five-year period ended December 31, 2016, is derived from and should be read in conjunction with the Company’s consolidated financial statements and the notes thereto appearing elsewhere in this Annual Report on Form 10-K.

	As of and for the Years Ended December 31,
	2016(1)	2015	2014(1)	2013(1)	2012(1)
	(In thousands, except per share data)
Income Statement Data:
Interest income	$675,779	$669,701	$714,795	$539,297	$419,842
Interest expense	43,159	39,191	43,641	40,471	39,136
Net interest income	632,620	630,510	671,154	498,826	380,706
Provision for credit losses	24,000	7,560	18,275	17,240	6,100
Net interest income after provision for credit losses	608,620	622,950	652,879	481,586	374,606
Noninterest income	118,425	120,781	120,832	95,427	75,535
Noninterest expense	318,387	313,536	327,962	247,196	198,457
Income before taxes	408,658	430,195	445,749	329,817	251,684
Provision for income taxes	134,192	143,549	148,308	108,419	83,783
Net income	$274,466	$286,646	$297,441	$221,398	$167,901
Per Share Data:
Basic earnings per share	$3.94	$4.09	$4.32	$3.66	$3.24
Diluted earnings per share	3.94	4.09	4.32	3.65	3.23
Book value per share	52.41	49.45	46.50	42.19	37.02
Cash dividends declared per share	1.2400	1.1175	0.9925	0.8850	0.8000
Dividend payout ratio	31.42%	27.30%	22.99%	24.41%	24.74%
Weighted average shares outstanding (basic)	69,674	70,033	68,855	60,421	51,794
Weighted average shares outstanding (diluted)	69,680	70,049	68,911	60,578	51,941
Shares outstanding at end of period	69,491	70,022	69,780	66,048	56,447
Balance Sheet Data (at period end):
Total assets	$22,331,072	$22,037,216	$21,507,733	$18,642,028	$14,583,573
Securities	9,726,086	9,502,427	9,045,776	8,224,448	7,442,065
Loans	9,622,060	9,438,589	9,244,183	7,775,221	5,179,940
Allowance for credit losses	85,326	81,384	80,762	67,282	52,564
Total goodwill and intangibles	1,946,629	1,918,244	1,933,138	1,713,569	1,243,321
Other real estate owned	15,463	2,963	3,237	7,299	7,234
Total deposits	17,307,302	17,681,119	17,693,158	15,291,271	11,641,844
Federal funds purchased and other borrowings	990,781	491,399	8,724	10,689	256,753
Junior subordinated debentures	—	—	167,531	124,231	85,055
Total shareholders’ equity	3,642,311	3,462,910	3,244,826	2,786,818	2,089,389

(Table continued on the next page)

	As of and for the Years Ended December 31,
	2016(1)		2015		2014(1)	2013(1)	2012(1)
	(In thousands, except per share data)
Average Balance Sheet Data:
Total assets	$21,880,762		$21,618,604		$20,596,929	$16,255,914	$12,432,666
Securities	9,401,669		9,541,443		8,723,011	7,932,782	6,364,917
Loans	9,629,714		9,200,765		8,988,069	6,202,897	4,514,171
Allowance for credit losses	84,189		80,894		72,714	57,001	51,770
Total goodwill and intangibles	1,947,979		1,934,099		1,853,350	1,395,323	1,078,804
Total deposits	17,348,387		17,157,864		16,690,344	12,764,302	9,748,843
Junior subordinated debentures	2,081		29,443		154,902	91,584	85,055
Total shareholders’ equity	3,566,931		3,368,788		3,080,324	2,378,234	1,844,334
Performance Ratios:
Return on average assets	1.25%		1.33%		1.44%	1.36%	1.35%
Return on average common equity	7.69%		8.51%		9.66%	9.31%	9.10%
Net interest margin (tax equivalent)	3.35%		3.38%		3.80%	3.58%	3.53%
Efficiency ratio(2)	42.50%		41.87%		41.81%	41.60%	43.48%
Asset Quality Ratios(3):
Nonperforming assets to total loans and other real estate	0.50%		0.46%		0.40%	0.29%	0.25%
Net charge-offs to average loans	0.21%		0.08%		0.05%	0.04%	0.11%
Allowance for credit losses to total loans	0.89%		0.86%		0.87%	0.87%	1.01%
Allowance for credit losses to nonperforming loans(4)	261.8%		201.8%		240.3%	443.3%	920.1%
Capital Ratios(3):
Leverage ratio	8.68%	(6)	7.97%	(6)	7.69%	7.42%	7.10%
Average shareholders’ equity to average total assets	16.30%		15.58%		14.96%	14.63%	14.83%
CET1 capital ratio(5)	14.48%	(6)	13.55%	(6)	N/A	N/A	N/A
Tier 1 risk-based capital ratio	14.48%	(6)	13.55%	(6)	13.80%	13.27%	14.40%
Total risk-based capital ratio	15.20%	(6)	14.25%	(6)	14.56%	14.02%	15.22%

(1)

The Company completed the acquisition of Tradition Bancshares, Inc. on January 1, 2016. The Company completed one acquisition during the twelve-month period ended December 31, 2014, three acquisitions during the twelve-month period ended December 31, 2013 and four acquisitions during the twelve-month period ended December 31, 2012.

(2)

Represents a non-GAAP financial measure. Calculated by dividing total noninterest expense, excluding credit loss provision, by net interest income plus noninterest income, excluding net gains and losses on the sale of securities and assets. Additionally, taxes are not part of this calculation. See page 35 for calculation methodology and details.

(3)	At period end, except for net charge-offs to average loans and average shareholders’ equity to average total assets, which is for periods ended at such dates.
(4)	Nonperforming loans consist of nonaccrual loans, loans contractually past due 90 days or more and any other loan management deems to be nonperforming.
(5)	CET1 capital ratio is required under the Basel III Capital Rules effective January 1, 2015.
(6)	Calculated pursuant to the phase-in provisions of the Basel III Capital Rules.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. The Company believes it has chosen these assumptions or bases in good faith and that they are reasonable. However, the Company cautions that assumptions or bases almost always vary from actual results, and the differences between assumptions or bases and actual results can be material. Therefore, the Company cautions against placing undue reliance on its forward-looking statements. The forward-looking statements speak only as of the date the statements are made. The Company undertakes no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company’s balance sheets and statements of income. This section should be read in conjunction with the Company’s consolidated financial statements and accompanying notes and other detailed information appearing elsewhere in this Annual Report on Form 10‑K.

Overview

The Company generates the majority of its revenues from interest income on loans, service charges on customer accounts and income from investment in securities. In 2016, the Company continued to benefit from additional products and services including trust services, brokerage, mortgage lending, credit card and independent sales organization sponsorship operations. The revenues are partially offset by interest expense paid on deposits and other borrowings and noninterest expenses such as administrative and occupancy expenses. Net interest income is the difference between interest income on earning assets such as loans and securities and interest expense on liabilities such as deposits and borrowings which are used to fund those assets. Net interest income is the Company’s largest source of revenue. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and margin.

Three principal components of the Company’s growth strategy are internal growth, stringent cost control practices and acquisitions, including strategic merger transactions. The Company focuses on continual internal growth. Each banking center is operated as a separate profit center, maintaining separate data with respect to its net interest income, efficiency ratio, deposit growth, loan growth and overall profitability. Banking center presidents and managers are accountable for performance in these areas and compensated accordingly. The Company also focuses on maintaining stringent cost control practices and policies. The Company has centralized many of its critical operations, such as data processing and loan processing. Management believes that this centralized infrastructure can accommodate substantial additional growth while enabling the Company to minimize operational costs through certain economies of scale. The Company also intends to continue to seek expansion opportunities. During 2016, the Company completed the acquisition of Tradition Bancshares, Inc. This acquisition added 7 banking centers after consolidation. During 2014, the Company completed the acquisition of F&M Bancorporation Inc. This acquisition added 11 banking centers after consolidation.

Net income was $274.5 million, $286.6 million and $297.4 million for the years ended December 31, 2016, 2015 and 2014, respectively, and diluted earnings per share were $3.94, $4.09 and $4.32, respectively, for these same periods. The change in net income during 2016 was principally due to an increase in the provision for credit losses and the Tradition acquisition. The change in net income during 2015 was principally due to a decrease in net interest income resulting from lower purchase accounting loan discount accretion. The Company posted returns on average assets of 1.25%, 1.33% and 1.44% and returns on average common equity of 7.69%, 8.51% and 9.66% for the years ended December 31, 2016, 2015 and 2014, respectively. The Company’s efficiency ratio was 42.50% in 2016, 41.87% in 2015 and 41.81% in 2014. The efficiency ratio is calculated by dividing total noninterest expense (excluding credit loss provisions) by net interest income plus noninterest income (excluding net gains and losses on the sale of assets). Additionally, taxes are not part of this calculation.

Total assets at December 31, 2016 and 2015 were $22.33 billion and $22.04 billion, respectively. Total deposits at December 31, 2016 and 2015 were $17.31 billion and $17.68 billion, respectively. Total loans were $9.62 billion at December 31, 2016, an increase of $183.5 million or 1.9% compared with $9.44 billion at December 31, 2015. At December 31, 2016, the Company had $32.6 million in nonperforming loans, and its allowance for credit losses was $85.3 million compared with $40.3 million in nonperforming loans and an allowance for credit losses of $81.4 million at December 31, 2015. Shareholders’ equity was $3.64 billion and $3.46 billion at December 31, 2016 and 2015, respectively.

Recent Acquisition

Acquisition of Tradition Bancshares, Inc.—On January 1, 2016, the Company completed the acquisition of Tradition Bancshares, Inc. (“Tradition”) and its wholly-owned subsidiary Tradition Bank headquartered in Houston, Texas. Tradition Bank operated 7 banking offices in the Houston, Texas area, including its main office in Bellaire, 3 banking centers in Katy and 1 banking center in The Woodlands.

As of December 31, 2015, Tradition, on a consolidated basis, reported total assets of $548.0 million, total loans of $253.3 million, total deposits of $488.9 million and shareholders’ equity of $43.1 million. Under the terms of the definitive agreement, the Company issued 679,528 shares of its common stock plus $39.0 million in cash for all outstanding shares of Tradition capital stock, for total merger consideration of $71.5 million, based on the Company’s closing stock price of $47.86. As of December 31, 2016, the Company recognized goodwill of $32.0 million, which is calculated as the excess of both the consideration exchanged and liabilities assumed compared with the fair value of the assets acquired. Additionally, the Company recognized $5.6 million of core deposit intangibles.

On January 1, 2016, in connection with the acquisition of Tradition, the Company assumed $7.2 million in junior subordinated debentures. During the second quarter of 2016, the Company redeemed all of the junior subordinated debentures. Accordingly, as of December 31, 2016, the Company had no junior subordinated debentures outstanding.

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

The Company had no intangible assets with indefinite useful lives at December 31, 2016. Core deposit intangible assets that are subject to amortization are being amortized on a non-pro rata basis over the years expected to be benefited, which the Company believes is between ten and fifteen years. These core deposit intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value to carrying value. Based on the Company’s annual goodwill impairment test as of September 30, 2016, management does not believe any of its goodwill is impaired as of December 31, 2016, because the fair value of the Company’s equity exceeded its carrying value. While the Company believes no impairment existed at December 31, 2016, under accounting standards applicable at that date, different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation and financial condition or future results of operations.

Stock-Based Compensation—The Company accounts for stock-based employee compensation plans using the fair value-based method of accounting. The Company’s results of operations reflect compensation expense for all employee stock-based-compensation. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. This model requires the input of subjective assumptions including stock price volatility and employee turnover that are utilized to measure compensation expense.

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

Fair Values of Financial Instruments. The Company determines the fair market values of financial instruments based on the fair value hierarchy established which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value. Level 1 inputs include quoted market prices, where available. If such quoted market prices are not available, Level 2 inputs are used. These inputs are based upon internally developed analytical tools that primarily use observable, market-based parameters. Level 3 inputs are unobservable inputs which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

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

2016 versus 2015. Net interest income before the provision for credit losses for 2016 was $632.6 million compared with $630.5 million for 2015, an increase of $2.1 million or 0.3%. The increase in net interest income was primarily due to an increase in average interest-earning assets of $254.7 million or 1.4%, partially offset by a decrease in purchase accounting loan discount accretion of $13.2 million and a 3-basis-point increase in the average rate paid on interest-bearing liabilities. Interest income was $675.8 million in 2016, an increase of $6.1 million or 0.9% compared with 2015. Interest income on loans was $475.1 million for 2016, a decrease of $368 thousand or 0.1% compared with 2015. This was primarily due to a decrease in purchase accounting loan discount accretion of $13.2 million and a 24-basis-point decrease in the average yield earned on loans, partially offset by an increase in average loans outstanding of $428.9 million. The Company had $59.4 million of total outstanding discounts on purchased loans, of which $45.2 million was accretable at December 31, 2016. Interest income on securities was $200.4 million during 2016, an increase of $6.4 million or 3.3% compared with 2015 due primarily to a 10-basis-point increase in the average yield on investment securities, partially offset by a decrease in average investment securities outstanding of $139.8 million. Average interest-bearing liabilities decreased $39.2 million or 0.3% for 2016 compared with 2015. The average rate paid increased from 0.30% to 0.33% for the same time period, resulting in an overall increase in interest expense of $4.0 million. The increase in the average rate paid on interest-bearing liabilities contributed to an increase in total cost of funds to 0.24% during 2016 from 0.22% during 2015.

Net interest margin, defined as net interest income divided by average interest-earning assets, on a tax equivalent basis, was 3.35% for 2016, a decrease of 3 basis points compared with 3.38% for 2015.

2015 versus 2014. Net interest income before the provision for credit losses for 2015 was $630.5 million compared with $671.2 million for 2014, a decrease of $40.6 million or 6.1%. The decrease in net interest income was primarily due to a decrease in purchase accounting loan discount accretion of $43.8 million for the year ended December 31, 2015, partially offset by a decrease in interest expense of $4.5 million. The decrease in interest expense was due to the redemption of all junior subordinated debentures during the first quarter of 2015 and a decrease in the average balance for certificates and other time deposits. Interest income was $669.7 million in 2015, a decrease of $45.1 million or 6.3% compared with 2014. Interest income on loans was $475.4 million for 2015, a decrease of $50.3 million or 9.6% compared with 2014. This was primarily due to a decrease in purchase accounting loan discount accretion of $43.8 million from $95.9 million for the year ended December 31, 2014 to $52.1 million for the year ended December 31, 2015 and a 68-basis-point decrease in the average yield earned on loans, partially offset by an increase in average loans outstanding of $212.7 million. The Company had $94.7 million of total outstanding discounts on purchased loans, of which $60.4 million was accretable at December 31, 2015. Interest income on securities was $194.0 million during 2015, an increase of $5.3 million or 2.8% compared with 2014 due primarily to an increase in average securities of $818.4 million, partially offset by a 13-basis-point decrease in the average yield earned on securities. Average interest-bearing liabilities increased $453.0 million or 3.6% for 2015 compared with 2014. The average rate paid decreased from 0.34% to 0.30% for the same time period, resulting in an overall decrease in interest expense of $4.5 million. During 2015, average noninterest-bearing deposits increased $336.7 million or 7.2% from $4.69 billion during 2014 to $5.02 billion during 2015. This increase in noninterest-bearing funds contributed to a decrease in total cost of funds to 0.22% during 2015 from 0.25% during 2014.

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

	Years Ended December 31,
	2016			2015			2014
	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate	Average Outstanding Balance	Interest Earned/ Interest Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans	$9,629,714	$475,059	4.93%	$9,200,765	$475,427	5.17%	$8,988,069	$525,716	5.85%
Investment securities	9,401,669	200,375	2.13%	9,541,443	194,003	2.03%	8,723,011	188,744	2.16%
Federal funds sold and other earning assets	81,804	345	0.42%	116,283	271	0.23%	143,754	335	0.23%
Total interest-earning assets	19,113,187	675,779	3.54%	18,858,491	669,701	3.55%	17,854,834	714,795	4.00%
Allowance for credit losses	(84,189)			(80,894)			(72,714)
Noninterest-earning assets	2,851,764			2,841,007			2,814,809
Total assets	$21,880,762			$21,618,604			$20,596,929
Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$4,066,799	$9,843	0.24%	$3,873,495	$8,776	0.23%	$3,516,987	$8,561	0.24%
Savings and money market deposits	5,658,441	15,016	0.27%	5,505,524	13,488	0.24%	5,355,967	13,406	0.25%
Certificates and other time deposits	2,505,526	14,266	0.57%	2,754,466	13,810	0.50%	3,129,710	15,904	0.51%
Federal funds purchased and other borrowings	524,492	3,065	0.58%	623,441	1,508	0.24%	144,570	772	0.53%
Securities sold under repurchase agreements	319,551	932	0.29%	329,745	818	0.25%	361,025	938	0.26%
Junior subordinated debentures	2,081	37	1.78%	29,443	791	2.69%	154,902	4,060	2.62%
Total interest-bearing liabilities	13,076,890	43,159	0.33%	13,116,114	39,191	0.30%	12,663,161	43,641	0.34%
Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	5,117,621			5,024,379			4,687,680
Other liabilities	119,320			109,323			165,764
Total liabilities	18,313,831			18,249,816			17,516,605
Shareholders' equity	3,566,931			3,368,788			3,080,324
Total liabilities and shareholders' equity	$21,880,762			$21,618,604			$20,596,929
Net interest rate spread			3.21%			3.25%			3.66%
Net interest income and margin (1)		$632,620	3.31%		$630,510	3.34%		$671,154	3.76%
Net interest income and margin (tax equivalent) (2)		$640,285	3.35%		$636,612	3.38%		$679,122	3.80%

(1)	The net interest margin is equal to net interest income divided by average interest-earning assets.
(2)

In order to make pretax income and resultant yields on tax-exempt investments and loans comparable to those on taxable investments and loans, a tax equivalent adjustment has been computed using a federal income tax rate of 35% for the years ended December 31, 2016, 2015 and 2014 and other applicable effective tax rates.

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

	Years Ended December 31,
	2016 vs. 2015			2015 vs. 2014
	Increase (Decrease) Due to Change in			Increase (Decrease) Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-Earning assets:
Loans	$22,165	$(22,533)	$(368)	$12,441	$(62,730)	$(50,289)
Securities	(2,842)	9,214	6,372	17,709	(12,450)	5,259
Federal funds sold and other temporary investments	(80)	154	74	(64)	—	(64)
Total increase (decrease) in interest income	19,243	(13,165)	6,078	30,086	(75,180)	(45,094)
Interest-Bearing liabilities:
Interest-bearing demand deposits	438	629	1,067	868	(653)	215
Savings and money market accounts	375	1,153	1,528	374	(292)	82
Certificates of deposit	(1,248)	1,704	456	(1,907)	(187)	(2,094)
Other borrowings	(239)	1,796	1,557	2,558	(1,822)	736
Securities sold under repurchase agreements	(25)	139	114	(81)	(39)	(120)
Junior subordinated debentures	(735)	(19)	(754)	(3,288)	19	(3,269)
Total (decrease) increase in interest expense	(1,434)	5,402	3,968	(1,476)	(2,974)	(4,450)
Increase (decrease) in net interest income	$20,677	$(18,567)	$2,110	$31,562	$(72,206)	$(40,644)

Provision for Credit Losses

The Company’s provision for credit losses is established through charges to income in the form of the provision in order to bring the Company’s allowance for credit losses to a level deemed appropriate by management based on the factors discussed under “Financial Condition—Allowance for Credit Losses.” The allowance for credit losses at December 31, 2016 was $85.3 million, representing 0.89% of total loans as of such date. Acquired loans were recorded at fair value based on a discounted cash flow valuation methodology that considers, among other things, interest rates, projected default rates, loss given defaults and recovery rates, with no carryover of any existing allowance for credit losses. The provision for credit losses for the year ended December 31, 2016 was $24.0 million compared with $7.6 million for the year ended December 31, 2015 and $18.3 million for the year ended December 31, 2014. Net charge-offs for the years ended December 31, 2016, 2015 and 2014 were $20.1 million, $6.9 million and $4.8 million, respectively.

Noninterest Income

The Company’s primary sources of recurring noninterest income are nonsufficient funds (“NSF”) fees, credit, debit and ATM card income, and service charges on deposit accounts. Additionally, the Company generates recurring noninterest income from its brokerage, mortgage and trust lines of business. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method. For the year ended December 31, 2016, noninterest income totaled $118.4 million, a decrease of $2.4 million or 2.0% compared with 2015. The decrease was primarily due to a decrease in other noninterest income, brokerage income and NSF fees, partially offset by an increase in service charges on deposit accounts and mortgage income.

For the year ended December 31, 2015, noninterest income totaled $120.8 million, a decrease of $51 thousand compared with 2014. The decrease was primarily due to a decrease in NSF fees and net gain on sale of assets, partially offset by an increase in mortgage income and other income.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Years Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Nonsufficient funds fees	$33,536	$34,284	$37,048
Credit card, debit card and ATM card income	23,561	23,534	22,889
Service charges on deposit accounts	18,832	17,095	16,452
Trust income	8,120	8,030	8,108
Mortgage income	7,076	5,720	4,264
Brokerage income	4,571	5,953	5,868
Bank owned life insurance income	5,663	5,548	5,189
Net gain on sale of assets	1,864	2,403	4,658
Other	15,202	18,214	16,356
Total noninterest income	$118,425	$120,781	$120,832

Noninterest Expense

For the year ended December 31, 2016, noninterest expense totaled $318.4 million, an increase of $4.9 million or 1.5% compared with 2015. This increase was primarily due to the Tradition acquisition.

For the year ended December 31, 2015, noninterest expense totaled $313.5 million, a decrease of $14.4 million or 4.4% compared with 2014. This decrease was mainly due to a decrease in salary and employee benefits, professional and legal fees and net occupancy and equipment expense.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Years Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Salaries and employee benefits(1)	$197,897	$192,872	$199,270
Non-staff expenses:
Net occupancy and equipment	23,058	23,638	24,756
Credit and debit card, data processing and software amortization	17,050	15,782	15,790
Regulatory assessments and FDIC insurance	12,735	14,433	15,017
Property taxes	7,770	7,028	7,410
Core deposit intangibles amortization	9,200	9,530	9,940
Depreciation	13,094	12,959	13,730
Communications(2)	11,561	11,121	11,609
Other real estate expense	514	625	1,019
Professional and legal fees	4,346	3,044	5,636
Printing and supplies	2,334	2,158	2,427
Other	18,828	20,346	21,358
Total noninterest expense	$318,387	$313,536	$327,962

(1)	Total salaries and employee benefits include $9.5 million, $11.1 million and $8.2 million in 2016, 2015 and 2014, respectively, in stock-based compensation expense.
(2)	Communications expense includes telephone, data circuits, postage, and courier expenses.

Salaries and Employee Benefits. Salaries and employee benefits were $197.9 million for the year ended December 31, 2016, an increase of $5.0 million or 2.6% compared with 2015. This change was primarily due to the Tradition acquisition and an increase in incentive compensation. Salaries and employee benefits were $192.9 million for the year ended December 31, 2015, a decrease of $6.4 million or 3.2% compared with 2014. This change was primarily due to a decrease in FTEs and a decrease in incentive compensation. The number of FTEs employed by the Company were 3,035, 3,037 and 3,096 at December 31, 2016, 2015 and 2014, respectively. Total salaries and benefits for the year ended December 31, 2016 include $9.5 million in stock based compensation expense compared with $11.1 million and $8.2 million recorded for the years ended December 31, 2015 and 2014, respectively.

Credit and Debit Card, Data Processing and Software Amortization. Credit and Debit card, data processing and software amortization expenses were $17.1 million for the year ended December 31, 2016 and $15.8 million for the years ended December 31, 2015 and 2014. This change was primarily due to an increase in software amortization, ATM and debit card processing expense and debit card ordering expense.

Regulatory Assessments and FDIC Insurance. Regulatory assessments and FDIC insurance assessments were $12.7 million for the year ended December 31, 2016, a decrease of $1.7 million or 11.8%, compared with $14.4 million for the year ended December 31, 2015. Assessments for the year ended December 31, 2015 decreased $584 thousand or 3.9% to $14.4 million compared to $15.0 million for the year ended December 31, 2014. The change for both periods was primarily due to a decrease in FDIC insurance assessment fees.

Property Taxes. Property taxes were $7.8 million for the year ended December 31, 2016, an increase of $742 thousand or 10.6% compared with 2015. Property taxes were $7.0 million for the year ended December 31, 2015, a decrease of $382 thousand or 5.2% compared with 2014.

Core Deposit Intangibles Amortization. Core deposit intangibles (“CDI”) amortization was $9.2 million for the year ended December 31, 2016, a decrease of $330 thousand or 3.5% compared with $9.5 million for the year ended December 31, 2015. CDI amortization decreased $410 thousand or 4.1% to $9.5 million at December 31, 2015, compared with $9.9 million for the year ended December 31, 2014. The change for both periods was primarily due to a reduction in the annual amortization rate of certain previously recognized intangible assets. CDI are being amortized on a non-pro rata basis over an estimated life of 10 to 15 years.

Other Real Estate. Other real estate expense was $514 thousand for the year ended December 31, 2016, a decrease of $111 thousand or 17.8%, compared with $625 thousand for the year ended December 31, 2015. Other real estate expense decreased $394 thousand or 38.7% to $625 thousand for the year ended December 31, 2015, compared with $1.0 million for the year ended December 31, 2014. The change for both periods was primarily due to a decrease in other real estate carrying cost.

Professional and Legal Fees. Professional and legal fees were $4.3 million for the year ended December 31, 2016, an increase of $1.3 million or 42.8%, compared with $3.0 million for the year ended December 31, 2015. This change was primarily due to an increase in outsourced professional services needed to comply with regulatory requirements. Professional and legal fees decreased $2.6 million or 46.0% for the year ended December 31, 2015, compared with $5.6 million for the year ended December 31, 2014. This decrease was primarily due to less acquisition-related legal and professional fees and less consulting activity needed to comply with regulatory requirements.

Efficiency Ratio

The Company’s efficiency ratio is a supplemental financial measure utilized in management’s internal evaluation of the Company and is not calculated based on generally accepted accounting principles (“GAAP”). A GAAP-based efficiency ratio is calculated by dividing total noninterest expense, excluding credit loss provisions, by net interest income plus total noninterest income, as shown in the Consolidated Statements of Income. The Company’s efficiency ratio, as calculated and used by the Company, excludes from noninterest income the net gains and losses on the sale of securities and assets, which can vary widely from period to period.  Taxes are not included in either calculation. An increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources. The Company’s efficiency ratio calculated pursuant to GAAP was 42.39% for the year ended December 31, 2016 compared with 41.73% for the year ended December 31, 2015 and 41.41% for the year ended December 31, 2014. The efficiency ratio, excluding net gains and losses on the sale of securities and assets, was 42.50% for the year ended December 31, 2016, compared with 41.87% for the year ended December 31, 2015 and 41.81% for the year ended December 31, 2014.

Income Taxes

The amount of federal and state income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other nondeductible expenses. Income tax expense was $134.2 million for the year ended December 31, 2016, a decrease of $9.4 million or 6.5% compared with $143.5 million for the year ended December 31, 2015. The decrease was primarily attributable to lower pre-tax net earnings for the year ended December 31, 2016. Income tax expense decreased $4.8 million or 3.2% for the year ended December 31, 2015, compared with $148.3 million for the year ended December 31, 2014. The decrease was primarily attributable to lower pre-tax net earnings for the year ended December 31, 2015. The effective tax rate for the years ended December 31, 2016, 2015 and 2014 was 32.8%, 33.4% and 33.3%, respectively. The effective income tax rates differed from the U.S. statutory rate of 35% during the comparable periods primarily due to the effect of tax-exempt income from loans and securities.

Impact of Inflation

The Company’s consolidated financial statements and related notes included in this Annual Report on Form 10-K have been prepared in accordance with GAAP. These require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative value of money over time due to inflation or recession.

Unlike many industrial companies, substantially all of the Company’s assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on the Company’s performance than the effects of general levels of inflation. Interest rates may not necessarily move in the same direction or in the same magnitude as the prices of goods and services. However, noninterest expenses do reflect general levels of inflation.

Financial Condition

Loan Portfolio

At December 31, 2016, total loans were $9.62 billion, an increase of $183.5 million or 1.9%, compared with $9.44 billion at December 31, 2015. Loans at December 31, 2016 included $27.0 million of loans held for sale. At December 31, 2016, total loans were 55.6% of deposits and 43.1% of total assets. At December 31, 2015, total loans were $9.44 billion, an increase of $194.4 million or 2.1%, compared with $9.24 billion at December 31, 2014. Loans at December 31, 2015 included $23.9 million of loans held for sale.

The following table summarizes the Company’s total loan portfolio by type of loan as of the dates indicated:

	December 31,
	2016		2015		2014		2013		2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$1,539,439	16.0%	$1,692,246	17.9%	$1,806,267	19.5%	$1,279,777	16.5%	$771,114	14.9%
Real estate:
Construction, land development and other land loans	1,263,923	13.1%	1,073,198	11.4%	1,026,475	11.1%	865,511	11.1%	550,768	10.6%
1-4 family residential (1)	2,439,348	25.3%	2,360,798	25.0%	2,250,251	24.3%	1,870,365	24.1%	1,255,765	24.2%
Home equity	278,483	2.9%	279,867	2.9%	271,930	3.0%	261,355	3.4%	186,801	3.6%
Commercial real estate (including multifamily residential) (2)	3,162,109	32.9%	3,131,083	33.2%	3,030,340	32.8%	2,753,797	35.2%	1,990,642	38.5%
Farmland	484,588	5.0%	434,349	4.6%	361,943	3.9%	332,648	4.3%	211,156	4.1%
Agriculture	187,748	2.0%	214,469	2.3%	189,703	2.1%	198,610	2.6%	74,481	1.4%
Consumer	130,703	1.4%	142,363	1.5%	160,595	1.7%	146,942	1.9%	103,725	2.0%
Other	135,719	1.4%	110,216	1.2%	146,679	1.6%	66,216	0.9%	35,488	0.7%
Total loans (3)	$9,622,060	100.0%	$9,438,589	100.0%	$9,244,183	100.0%	$7,775,221	100.0%	$5,179,940	100.0%

(1)	Includes loans held for sale of $27.0, million, $23.9 million, $8.6 million, $2.2 million and $10.4 million at December 31, 2016, 2015, 2014, 2013 and 2012, respectively.
(2)

Commercial real estate loans include approximately $1.46 billion, $1.42 billion, $1.51 billion, $1.49 billion and $1.05 billion of owner-occupied loans for the years ended December 31, 2016, 2015, 2014, 2013 and 2012, respectively.

(3)	Includes fair value discounts on acquired loans of $59.4 million, $94.7 million, $161.4 million, $133.3 million and $79.9 million at December 31, 2016, 2015, 2014, 2013 and 2012, respectively.

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

	December 31, 2016
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total Loans
	(dollars in thousands)
Residential mortgage loans held for sale	$26,975	$—	$—	$—	$26,975
Commercial and industrial	1,135,846	284,898	115,011	3,684	1,539,439
Real estate:
Construction, land development and other land loans	1,152,873	42,990	66,629	1,431	1,263,923
1-4 family residential (including home equity)	2,289,107	83,785	312,254	5,710	2,690,856
Commercial real estate (including multi-family residential)	2,352,094	300,773	492,822	16,420	3,162,109
Farmland	396,353	19,363	68,484	388	484,588
Agriculture	135,835	49,795	2,118	—	187,748
Consumer and other	214,905	29,175	22,342	—	266,422
Total loans held for investment	7,677,013	810,779	1,079,660	27,633	9,595,085
Total	$7,703,988	$810,779	$1,079,660	$27,633	$9,622,060

	December 31, 2015
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total Loans
	(dollars in thousands)
Residential mortgage loans held for sale	$23,933	$—	$—	$—	$23,933
Commercial and industrial	1,038,118	419,932	218,583	15,613	1,692,246
Real estate:
Construction, land development and other land loans	954,587	64,158	53,533	920	1,073,198
1-4 family residential (including home equity)	2,115,857	88,852	406,754	5,269	2,616,732
Commercial real estate (including multi-family residential)	2,204,662	327,192	581,599	17,630	3,131,083
Farmland	335,689	18,188	80,082	390	434,349
Agriculture	143,265	66,415	4,785	4	214,469
Consumer and other	196,859	25,289	30,431	—	252,579
Total loans held for investment	6,989,037	1,010,026	1,375,767	39,826	9,414,656
Total	$7,012,970	$1,010,026	$1,375,767	$39,826	$9,438,589

The Company’s construction, land development and other land loans were $1.26 billion at December 31, 2016, an increase of $190.7 million or 17.8% from $1.07 billion at December 31, 2015. This increase was primarily related to legacy loan growth.

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

Included in commercial loans are (1) commitments to oil and gas producers secured by proven, developed and producing reserves and (2) commitments to service, equipment and midstream companies secured mainly by accounts receivable, inventory and equipment. Mineral reserve values supporting commitments to producers are normally re-determined semi-annually using reserve studies prepared by a third-party or the Company’s oil and gas engineer. Accounts receivable and inventory borrowing bases for service companies are typically re-determined monthly. Funding requests by both producers and service companies are monitored relative to the most recently determined borrowing base. As of December 31, 2016, the Company had $119.9 million in funded commitments outstanding to oil and gas production companies and $72.1 million in unfunded commitments, for a total of $192.0 million. This compares with funded commitments to production companies of $178.6 million as of December 31, 2015 and $80.3 million in unfunded commitments, for a total of $258.9 million. Total unfunded commitments to producers include letters of credit issued in lieu of oil well plugging bonds. As of December 31, 2016, the Company had outstanding $164.6 million in funded commitments to service companies and $73.4 million in unfunded commitments for a total of $238.0 million. This compares with funded commitments to service companies of $220.5 million as of December 31, 2015 and $116.1 million in unfunded commitments, for a total of $336.6 million.

Commercial Real Estate. The Company makes commercial real estate loans collateralized by owner-occupied and nonowner-occupied real estate to finance the purchase of real estate. The Company’s commercial real estate loans are collateralized by first liens on real estate, typically have variable interest rates (or five year or less fixed rates) and amortize over a 15- to 20-year period. Payments on loans secured by nonowner-occupied properties are often dependent on the successful operation or management of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than other types of loans. The Company seeks to minimize these risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition, in connection with underwriting these loans. The underwriting analysis also includes credit verification, analysis of global cash flow, appraisals and a review of the financial condition of the borrower.

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

The contractual maturity ranges of the Company’s loan portfolio by type of loan and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of December 31, 2016 are summarized in the following table. Contractual maturities are based on contractual amounts outstanding and do not include loan purchase discounts of $59.4 million or loans held for sale of $27.0 million at December 31, 2016:

	One Year or Less	Through Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial and industrial	$528,465	$512,657	$514,508	$1,555,630
Real estate:
Construction, land development and other land loans	422,190	236,314	608,593	1,267,097
1-4 family residential (includes home equity)	37,777	141,180	2,521,358	2,700,315
Commercial (includes multi-family residential)	148,271	342,424	2,697,427	3,188,122
Agriculture (includes farmland)	154,031	62,481	459,399	675,911
Consumer and other	84,662	87,726	95,030	267,418
Total	$1,375,396	$1,382,782	$6,896,315	$9,654,493
Loans with a predetermined interest rate	$373,813	$776,615	$2,821,521	$3,971,949
Loans with a floating interest rate	1,001,583	606,167	4,074,794	5,682,544
Total	$1,375,396	$1,382,782	$6,896,315	$9,654,493

 Nonperforming Assets

Nonperforming assets include loans on nonaccrual status, accruing loans 90 days or more past due, repossessed assets and real estate which has been acquired through foreclosure and is awaiting disposition. Nonperforming assets do not include PCI loans unless the timing and amount of projected cash flows can no longer be reasonably estimated. PCI loans become subject to the Company’s allowance for credit losses methodology when a deterioration in projected cash flows is identified.

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

The following table presents information regarding past due loans and nonperforming assets at the dates indicated:

	December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Nonaccrual loans (1)	$31,642	$39,711	$31,422	$10,231	$5,382
Accruing loans 90 or more days past due	956	614	2,193	4,947	331
Total nonperforming loans	32,598	40,325	33,615	15,178	5,713
Repossessed assets	241	171	67	27	68
Other real estate	15,463	2,963	3,237	7,299	7,234
Total nonperforming assets	$48,302	$43,459	$36,919	$22,504	$13,015
Nonperforming assets to total loans and other real estate	0.50%	0.46%	0.40%	0.29%	0.25%

(1)	Includes troubled debt restructurings of $97 thousand, $681 thousand, $911 thousand, $1.4 million and $3.6 million for the years ended December 31, 2016, 2015, 2014, 2013 and 2012, respectively.

The following tables present information regarding past due loans and nonperforming assets differentiated among legacy loans, acquired legacy loans, Non-PCI loans and PCI loans at the dates indicated:

	December 31, 2016
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total Loans
	(Dollars in thousands)
Nonaccrual loans	$9,983	$12,703	$6,210	$2,746	$31,642
Accruing loans 90 or more days past due	903	—	53	—	956
Total nonperforming loans	10,886	12,703	6,263	2,746	32,598
Repossessed assets	—	225	16	—	241
Other real estate	13,442	1,178	70	773	15,463
Total nonperforming assets	$24,328	$14,106	$6,349	$3,519	$48,302
Nonperforming assets to total loans and other real estate by category	0.32%	1.74%	0.59%	12.39%	0.50%

	December 31, 2015
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total Loans
	(Dollars in thousands)
Nonaccrual loans	$20,800	$7,361	$4,254	$7,296	$39,711
Accruing loans 90 or more days past due	-	614	—	—	614
Total nonperforming loans	20,800	7,975	4,254	7,296	40,325
Repossessed assets	5	10	56	100	171
Other real estate	657	110	1,743	453	2,963
Total nonperforming assets	$21,462	$8,095	$6,053	$7,849	$43,459
Nonperforming assets to total loans and other real estate by category	0.31%	0.80%	0.44%	19.49%	0.46%

The Company had $48.3 million in nonperforming assets at December 31, 2016 compared with $43.5 million at December 31, 2015 and $36.9 million at December 31, 2014. The nonperforming assets consisted of 158 separate credits or ORE properties at December 31, 2016, compared with 147 at December 31, 2015 and 169 at December 31, 2014. If interest on nonaccrual loans had been accrued under the original loan terms, approximately $3.2 million, $3.9 million and $2.7 million would have been recorded as income for the years ended December 31, 2016, 2015 and 2014, respectively.

At December 31, 2016, of the total nonperforming assets, $24.3 million resulted from legacy loans, $14.1 million resulted from acquired legacy loans, $6.3 million resulted from Non-PCI loans and $3.5 million resulted from PCI loans. At December 31, 2015, of the total nonperforming assets, $21.5 million resulted from legacy loans, $8.1 million resulted from acquired legacy loans, $6.1 million resulted from Non-PCI loans and $7.8 million resulted from PCI loans. A PCI loan becomes impaired when there is a deterioration in projected cash flows after acquisition.

Nonperforming assets were 0.50% of total loans and other real estate at December 31, 2016 compared with 0.46% of total loans and other real estate at December 31, 2015. Nonperforming assets attributable to legacy loans were 0.32% of total legacy loans and other real estate at December 31, 2016 compared with 0.31% of total legacy loans and other real estate at December 31, 2015. Nonperforming assets attributable to acquired legacy loans were 1.74% of total acquired legacy loans and other real estate at December 31, 2016 compared with 0.80% of total acquired legacy loans and other real estate at December 31, 2015. Nonperforming assets attributable to Non-PCI loans were 0.59% of total Non-PCI loans and other real estate at December 31, 2016 compared with 0.44% of total Non-PCI loans and other real estate at December 31, 2015. Nonperforming assets attributable to PCI loans were 12.39% of total PCI loans and other real estate at December 31, 2016 compared with 19.49% of total PCI loans and other real estate at December 31, 2015.

During the year ended December 31, 2016, the Company added one loan totaling $154 thousand as a new troubled debt restructuring (TDR), which was repaid during 2016. Total TDRs outstanding at December 31, 2016 were $97 thousand.

Allowance for Credit Losses

The following table presents, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Average loans outstanding	$9,629,714	$9,200,765	$8,988,069	$6,202,897	$4,514,171
Gross loans outstanding at end of period	$9,622,060	$9,438,589	$9,244,183	$7,775,221	$5,179,940
Allowance for credit losses at beginning of period	$81,384	$80,762	$67,282	$52,564	$51,594
Provision for credit losses	24,000	7,560	18,275	17,240	6,100
Charge-offs:
Commercial and industrial	(14,371)	(7,696)	(818)	(672)	(674)
Real estate and agriculture	(7,796)	(1,150)	(3,458)	(1,423)	(4,337)
Consumer and other	(5,346)	(3,304)	(5,674)	(3,398)	(2,885)
Recoveries:
Commercial and industrial	2,812	3,322	466	348	815
Real estate and agriculture	3,516	600	1,561	1,330	342
Consumer and other	1,127	1,290	3,128	1,293	1,609
Net charge-offs	(20,058)	(6,938)	(4,795)	(2,522)	(5,130)
Allowance for credit losses at end of period	$85,326	$81,384	$80,762	$67,282	$52,564
Ratio of allowance to end of period loans	0.89%	0.86%	0.87%	0.87%	1.01%
Ratio of net charge-offs to average loans	0.21%	0.08%	0.05%	0.04%	0.11%
Ratio of allowance to end of period nonperforming loans	261.8%	201.8%	240.3%	443.3%	920.1%

The allowance for credit losses as a percentage of total nonperforming loans was 261.8% at December 31, 2016 and 201.8% at December 31, 2015.

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

In determining the amount of the general valuation allowance, management considers factors such as historical loan loss experience, concentration risk of specific loan types, the volume, growth and composition of the Company’s loan portfolio, current economic conditions that may affect the borrower’s ability to pay and the value of collateral, the evaluation of the Company’s loan portfolio through its internal loan review process, general economic conditions, other qualitative risk factors both internal and external to the Company and other relevant factors. Based on a review of these factors for each loan type, the Company applies an estimated percentage to the outstanding balance of each loan type, excluding any loan that has a specific reserve allocated to it. The Company uses this information to establish the amount of the general valuation allowance.

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

In determining the allowance for credit losses, management also considers the type of loan (legacy or acquired) and the credit quality of the loan. The Company distinguishes between legacy loans and acquired legacy loans, which are accounted for under the contractual yield method, and fair-valued acquired loans consisting of Non-PCI loans and PCI loans, which are accounted for as purchased loans.

Loans acquired in business combinations are initially recorded at fair value, which includes an estimate of inherent credit losses expected to be realized over the remaining lives of the loans, and therefore no corresponding allowance for credit losses is recorded for these loans at acquisition. When a fair-valued acquired loan is renewed at its maturity date, the loan is re-categorized as an acquired legacy loan. When a fair-valued acquired loan is modified after acquisition, the loan is independently evaluated subsequent to the modification decision to determine whether the modification was substantial, and therefore requires that the loan be re-categorized as an acquired legacy loan. This determination is based on a discounted cash-flow analysis. Generally, when a change in discounted cash-flow of greater than 10% is identified, the fair-valued acquired loan becomes categorized as an acquired legacy loan. If and when a fair-valued acquired loan becomes an acquired legacy loan, the acquired legacy loan is evaluated at the time of renewal or modification in accordance with the Company’s allowance for credit losses methodology described above.

Non-PCI loans which were not deemed impaired subsequent to the acquisition date are considered non-impaired and are evaluated as part of the general valuation allowance. Non-PCI loans that have not become impaired subsequent to acquisition are segregated into a pool for each acquisition for allowance calculation purposes. For each pool, the Company estimates a hypothetical allowance for credit losses also referred to as an “indicated reserve” that is calculated in accordance with GAAP requirements. The Company uses the acquired bank’s past loss history adjusted for qualitative factors to establish the indicated reserve. The indicated reserve for each pool of Non-PCI loans is compared with the remaining discount for the respective pool to test for credit quality deterioration and the possible need for a loan loss provision. To the extent the remaining discount of the pool is greater than the indicated reserve, no additional allowance is necessary. If the remaining discount of the pool is less than the indicated reserve, the difference results in an increase to the allowance recorded through a provision for credit losses.

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

As described in the section captioned “Critical Accounting Policies” above, the Company’s determination of the allowance for credit losses involves a high degree of judgment and complexity. The Company’s analysis of qualitative, or environmental, factors on pools of loans with common risk characteristics, in combination with the quantitative historical loss information and specific reserves, provides the Company with an estimate of inherent losses. The allowance must reflect changes in the balance of loans subject to the allowance methodology, as well as the estimated imminent losses associated with those loans. In the Company’s case, the $3.9 million increase in the allowance for credit losses for the year ended December 31, 2016 was primarily attributable to an increase in loans subject to the allowance methodology.

The following table shows the allocation of the allowance for credit losses among various categories of loans and certain other information as of the dates indicated. The allocation is made for analytical purposes and is not necessarily indicative of the categories in which future losses may occur. The total allowance is available to absorb losses from any loan category.

	December 31,
	2016		2015		2014		2013		2012
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
	(Dollars in thousands)
Balance of allowance for credit losses applicable to:
Commercial and industrial	$35,836	16.0%	$33,409	17.9%	$30,002	19.5%	$8,167	16.5%	$5,777	14.9%
Real estate	43,811	74.2%	42,769	72.5%	44,946	71.2%	56,234	73.9%	45,458	76.9%
Agriculture and agriculture real estate	4,073	7.0%	3,845	6.9%	3,722	6.0%	1,229	6.8%	764	5.5%
Consumer and other	1,606	2.8%	1,361	2.7%	2,092	3.3%	1,652	2.8%	565	2.7%
Total allowance for credit losses	$85,326	100.0%	$81,384	100.0%	$80,762	100.0%	$67,282	100.0%	$52,564	100.0%

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

	As of and for the Year Ended December 31, 2016
	Legacy Loans	Acquired Loans	Total
	(Dollars in thousands)
Average loans outstanding	$7,403,995	$2,225,719	$9,629,714
Gross loans outstanding at end of period	$7,703,988	$1,918,072	$9,622,060
Allowance for credit losses at beginning of period	$64,909	$16,475	$81,384
Provision for credit losses	19,740	4,260	24,000
Charge-offs:
Commercial and industrial	(4,019)	(10,352)	(14,371)
Real estate and agriculture	(7,675)	(121)	(7,796)
Consumer and other	(5,158)	(188)	(5,346)
Recoveries:
Commercial and industrial	1,497	1,315	2,812
Real estate and agriculture	3,435	81	3,516
Consumer and other	1,117	10	1,127
Net charge-offs	(10,803)	(9,255)	(20,058)
Allowance for credit losses at end of period	$73,846	$11,480	$85,326
Ratio of allowance to end of period loans	0.96%	0.60%	0.89%
Ratio of net charge-offs to average loans	0.15%	0.42%	0.21%
Ratio of allowance to end of period nonperforming loans	678.4%	52.9%	261.8%

	As of and for the Year Ended December 31, 2015
	Legacy Loans	Acquired Loans	Total
	(Dollars in thousands)
Average loans outstanding	$6,396,941	$2,803,824	$9,200,765
Gross loans outstanding at end of period	$7,012,970	$2,425,619	$9,438,589
Allowance for credit losses at beginning of period	$61,745	$19,017	$80,762
Provision for credit losses	5,173	2,387	7,560
Charge-offs:
Commercial and industrial	(2,628)	(5,068)	(7,696)
Real estate and agriculture	(694)	(456)	(1,150)
Consumer and other	(3,222)	(82)	(3,304)
Recoveries:
Commercial and industrial	2,709	613	3,322
Real estate and agriculture	539	61	600
Consumer and other	1,287	3	1,290
Net charge-offs	(2,009)	(4,929)	(6,938)
Allowance for credit losses at end of period	$64,909	$16,475	$81,384
Ratio of allowance to end of period loans	0.93%	0.68%	0.86%
Ratio of net charge-offs to average loans	0.03%	0.18%	0.08%
Ratio of allowance to end of period nonperforming loans	312.1%	84.4%	201.8%

The Company had gross charge-offs on legacy loans of $16.9 million during the year ended December 31, 2016 compared with $6.5 million during the year ended December 31, 2015. Partially offsetting these charge-offs were recoveries on legacy loans of $6.0 million for the year ended December 31, 2016 compared with $4.5 million for the year ended December 31, 2015. Total charge-offs for the year ended December 31, 2016 were $27.5 million, partially offset by total recoveries of $7.5 million. Total charge-offs for the year ended December 31, 2015 were $12.2 million, partially offset by total recoveries of $5.2 million.

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

	December 31, 2016
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total Allowance	Percent of Loans to Total Loans
	(Dollars in thousands)
Balance of allowance for credit losses applicable to:
Commercial and industrial	$28,049	$7,690	$66	$31	$35,836	16.0%
Real estate	41,254	2,455	102	—	43,811	74.2%
Agriculture and agriculture real estate	2,982	1,074	17	—	4,073	7.0%
Consumer and other	1,561	45	—	—	1,606	2.8%
Total allowance for credit losses	$73,846	$11,264	$185	$31	$85,326	100.0%

	December 31, 2015
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total Allowance	Percent of Loans to Total Loans
	(Dollars in thousands)
Balance of allowance for credit losses applicable to:
Commercial and industrial	$21,660	$8,969	$1,944	$836	$33,409	17.9%
Real estate	39,321	3,133	315	—	42,769	72.5%
Agriculture and agriculture real estate	2,645	1,162	38	—	3,845	6.9%
Consumer and other	1,283	59	19	—	1,361	2.7%
Total allowance for credit losses	$64,909	$13,323	$2,316	$836	$81,384	100.0%

At December 31, 2016, the allowance for credit losses totaled $85.3 million or 0.89% of total loans. At December 31, 2015, the allowance for credit losses totaled $81.4 million or 0.86% of total loans, and at December 31, 2014, the allowance totaled $80.8 million or 0.87% of total loans. The allowance for credit losses at December 31, 2016 increased $3.9 million of 4.8% compared with December 31, 2015.

At December 31, 2016, $73.8 million of the allowance was attributable to legacy loans compared with $64.9 million of the allowance at December 31, 2015, an increase of $8.9 million or 13.8%. This was primarily due to an increase in the legacy loan balance.

At December 31, 2016, $11.3 million of the allowance was attributable to acquired legacy loans compared with $13.3 million of the allowance at December 31, 2015, a decrease of $2.1 million or 15.5%. This was primarily due to a decrease in the acquired legacy loan balance.

At December 31, 2016, $185 thousand of the allowance was attributable to Non-PCI loans compared with $2.3 million of the allowance at December 31, 2015, a decrease of $2.1 million or 92.0%. This decrease was primarily attributable to specific reserves identified for loans charged off during 2016.

At December 31, 2016, $31 thousand of the allowance was attributable to PCI loans compared with $836 thousand of the allowance at December 31, 2015, a decrease of $805 thousand or 96.3%. This decrease was primarily attributable to specific reserves identified for a loan that was charged off during 2016.

At December 31, 2015, the Company had $59.4 million of total outstanding discounts on Non-PCI and PCI loans, of which $45.2 million was accretable.

The Company believes that the allowance for credit losses at December 31, 2016 is adequate to cover estimated losses in the loan portfolio as of such date. Nevertheless, the Company could sustain losses in future periods that could be substantial in relation to the size of the allowance at December 31, 2016.

Securities

The Company uses its securities portfolio to manage interest rate risk and as a source of income and liquidity for cash requirements. At December 31, 2016, the carrying amount of investment securities totaled $9.73 billion, an increase of $223.7 million or 2.4% compared with $9.50 billion at December 31, 2015. The increase in the securities portfolio during 2016 was primarily due to excess liquidity throughout the year. At December 31, 2016, securities represented 43.6% of total assets compared with 43.1% of total assets at December 31, 2015.

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

The following table summarizes the carrying value by classification of securities as of the dates shown:

	December 31,
	2016		2015		2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$1,915	$1,920	$5,463	$5,485	$14,402	$14,585
Collateralized mortgage obligations	120,478	120,599	25,991	25,916	33,519	33,573
Mortgage-backed securities	84,024	85,863	55,884	58,971	79,153	84,483
Other securities	12,588	12,794	12,588	12,692	12,588	12,758
Total	$219,005	$221,176	$99,926	$103,064	$139,662	$145,399
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$33,523	$34,020	$47,598	$48,396	$52,353	$52,639
States and political subdivisions	384,015	386,621	363,505	370,043	404,356	409,081
Corporate debt securities	100	100	—	—	—	—
Collateralized mortgage obligations	850	851	2,107	2,122	19,585	19,792
Mortgage-backed securities	9,086,422	8,917,863	8,986,153	8,972,614	8,424,083	8,467,180
Total	$9,504,910	$9,339,455	$9,399,363	$9,393,175	$8,900,377	$8,948,692

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

As of December 31, 2016, management does not have the intent to sell any of the securities classified as available for sale and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. As of December 31, 2016, management believes any impairment in the Company’s securities is temporary and no impairment loss has been realized in the Company’s consolidated statement of income. The Company recorded no other-than-temporary impairment charges in 2016, 2015 or 2014.

The following table summarizes the contractual maturity of securities and their weighted average yields as of December 31, 2016. The contractual maturity of a mortgage-backed security is the date at which the last underlying mortgage matures. The weighted average life of the Company’s securities portfolio is 4.12 years, with a modified duration of 3.79 at December 31, 2016. Available for sale securities are shown at fair value and held to maturity securities are shown at amortized cost. For purposes of the table below, tax-exempt states and political subdivisions are calculated on a tax equivalent basis.

	December 31, 2016
	Within One Year		After One Year but Within Five Years		After Five Years but Within Ten Years		After Ten Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Total	Yield
	(Dollars in thousands)
U.S. Treasury securities and obligations of U.S. government agencies	$1,517	1.37%	$32,006	2.14%	$—	—	$—	—	$33,523	2.10%
States and political subdivisions	32,161	2.56%	156,007	3.11%	170,254	3.93%	27,513	4.29%	385,935	3.51%
Other Securities	12,894	2.35%	—	—	—	—	—	—	12,894	2.35%
Collateralized mortgage obligations	—	—	—	—	220	2.56%	121,229	0.95%	121,449	0.96%
Mortgage-backed securities	1,829	4.71%	426,389	3.42%	760,863	2.68%	7,983,204	2.09%	9,172,285	2.20%
Total	$48,401	2.55%	$614,402	3.28%	$931,337	2.91%	$8,131,946	2.08%	$9,726,086	2.24%

The contractual maturity of mortgage-backed securities and collateralized mortgage obligations is not a reliable indicator of their expected life because borrowers have the right to prepay their obligations at any time. Mortgage-backed securities monthly pay downs cause the average lives of the securities to be much different than their stated lives. During a period of increasing interest rates, fixed rate mortgage-backed securities do not tend to experience heavy prepayments of principal, and consequently, the average life of this security will be lengthened. If interest rates begin to fall, prepayments may increase, thereby shortening the estimated life of this security.

At December 31, 2016 and 2015, the Company did not own securities of any one issuer (other than the U.S. government and its agencies) for which aggregate adjusted cost exceeded 10% of the consolidated shareholders’ equity at such respective dates.

The average tax equivalent yield of the securities portfolio was 2.24% as of December 31, 2016 compared with 2.28% as of December 31, 2015 and 2.33% as of December 31, 2014. The decrease in yields was primarily due to the Company’s reinvestment of funds at lower rates in 2016 and 2015 compared with the rates in 2014. The average yield excluding the tax equivalent adjustment was 2.13% for the year ended December 31, 2016 compared with 2.03% for the year ended December 31, 2015 and 2.16% for the year ended December 31, 2014. The overall non-acquisition growth in the average securities portfolio over the comparable periods was primarily funded by average deposit growth and other borrowings.

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

Unlike U.S. Treasury and U.S. government agency securities, which have a lump sum payment at maturity, mortgage-backed securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. Premiums and discounts on mortgage-backed securities are amortized over the expected life of the security and may be impacted by prepayments. As such, mortgage-backed securities which are purchased at a premium will generally suffer decreasing net yields as interest rates drop because home owners tend to refinance their mortgages resulting in prepayments and an acceleration of premium amortization. Securities purchased at a discount will obtain higher net yields in a decreasing interest rate environment as prepayments result in a acceleration of discount accretion. At December 31, 2016, 87.0% of the mortgage-backed securities held by the Company had contractual final maturities of more than ten years with a weighted average life of 4.44 years.

Collateralized mortgage obligations (“CMOs”) are bonds that are backed by pools of mortgages. The pools can be Ginnie Mae, Fannie Mae or Freddie Mac pools or they can be private-label pools. CMOs are designed so that the mortgage collateral will generate a cash flow sufficient to provide for the timely repayment of the bonds. Provided that the collateral cash flow is adequate to meet scheduled bond payments, the mortgage collateral pool can be structured to accommodate various desired bond repayment schedules. This is accomplished by dividing the bonds into classes to which payments on the underlying mortgage pools are allocated in different order. The bond’s cash flow, for example, can be dedicated to one class of bondholders at a time, thereby increasing call protection to bondholders. In private-label CMOs, losses on underlying mortgages are directed to the most junior of all classes and then to the classes above in order of increasing seniority, which means that the senior classes have enough credit protection to be given the highest credit rating by the rating agencies.

Deposits

The Company’s lending and investing activities are primarily funded by deposits. The Company offers a variety of deposit accounts having a wide range of interest rates and terms including demand, savings, money market and time accounts. The Company relies primarily on competitive pricing policies and customer service to attract and retain these deposits.

Total deposits at December 31, 2016 were $17.31 billion, a decrease of $373.8 million or 2.1% compared with $17.68 billion at December 31, 2015. Total deposits at December 31, 2015 were $17.68 billion, a decrease of $12.0 million or 0.1% compared with $17.69 billion at December 31, 2014. Noninterest-bearing deposits at December 31, 2016 were $5.19 billion compared with $5.14 billion at December 31, 2015, an increase of $54.4 million or 1.1%. Noninterest-bearing deposits at December 31, 2015 were $5.14 billion compared with $4.94 billion at December 31, 2014, an increase of $200.2 million or 4.1%. Interest-bearing deposits at December 31, 2016 were $12.12 billion, a decrease of $428.2 million or 3.4% compared with $12.54 billion at December 31, 2015. Interest-bearing deposits at December 31, 2015 were $12.54 billion, a decrease of $212.2 million or 1.7% compared with $12.76 billion at December 31, 2014.

The daily average balances and weighted average rates paid on deposits for each of the years ended December 31, 2016, 2015 and 2014 are presented below:

	Years Ended December 31,
	2016		2015		2014
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
	(Dollars in thousands)
Interest-bearing checking	$4,066,799	0.24%	$3,873,495	0.23%	$3,516,987	0.24%
Regular savings	2,037,051	0.25	1,859,257	0.20	1,688,541	0.20
Money market savings	3,621,390	0.27	3,646,267	0.27	3,667,426	0.27
Time deposits	2,505,526	0.57	2,754,466	0.50	3,129,710	0.51
Total interest-bearing deposits	12,230,766	0.32	12,133,485	0.30	12,002,664	0.32
Noninterest-bearing deposits	5,117,621	—	5,024,379	—	4,687,680	—
Total deposits	$17,348,387	0.23%	$17,157,864	0.21%	$16,690,344	0.23%

The Company’s ratio of average noninterest-bearing deposits to average total deposits for the years ended December 31, 2016, 2015 and 2014 was 29.5%, 29.3% and 28.1%, respectively.

The following table sets forth the amount of the Company’s certificates of deposit that are $100,000 or greater by time remaining until maturity at December 31, 2016 (dollars in thousands):

Three months or less	$434,438	30.5%
Over three through six months	298,138	21.0
Over six through 12 months	371,298	26.1
Over 12 months	317,859	22.4
Total	$1,421,733	100.00%

Other Borrowings

The Company utilizes borrowings to supplement deposits to fund its lending and investment activities. Borrowings consist of funds from the Federal Home Loan Bank (“FHLB”) and securities sold under repurchase agreements.

The following table presents the Company’s borrowings at December 31, 2016 and 2015:

	FHLB Advances	FHLB Long-Term Notes Payable	Securities Sold Under Repurchase Agreements
	(Dollars in thousands)
December 31, 2016
Amount outstanding at year-end	$985,000	$5,781	$320,430
Weighted average interest rate at year-end	0.56%	5.66%	0.29%
Maximum month-end balance during the year	$985,000	$6,342	$331,599
Average balance outstanding during the year	$518,404	$6,086	$319,551
Weighted average interest rate during the year	0.52%	5.65%	0.29%
December 31, 2015
Amount outstanding at year-end	$485,000	$6,399	$315,253
Weighted average interest rate at year-end	0.31%	5.64%	0.25%
Maximum month-end balance during the year	$920,000	$8,655	$351,436
Average balance outstanding during the year	$616,534	$6,906	$329,745
Weighted average interest rate during the year	0.18%	5.62%	0.25%

FHLB advances and long-term notes payable—The Company has an available line of credit with the FHLB of Dallas, which allows the Company to borrow on a collateralized basis. The Company’s FHLB advances are typically considered short-term borrowings used to manage liquidity as needed. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At December 31, 2016, the Company had total funds of $5.04 billion available under this agreement, of which a total amount of $990.8 million was outstanding. FHLB advances were $985.0 million at

December 31, 2016 with a weighted average interest rate of 0.56%. Long-term notes payable were $5.8 million at December 31, 2016, with an average interest rate of 5.66%. The maturity dates on the FHLB notes payable range from the years 2018 to 2028 and have interest rates ranging from 4.51% to 6.10%.

Securities sold under repurchase agreements with Company customers—At December 31, 2016, the Company had $320.4 million in securities sold under repurchase agreements compared with $315.3 million at December 31, 2015, with weighted average rates paid of 0.29% and 0.25% for the years ended December 31, 2016 and 2015, respectively. Repurchase agreements are generally settled on the following business day; however, approximately $11.8 million of repurchase agreements outstanding at December 31, 2016 have maturity dates ranging from 6 to 24 months. All securities sold under agreements to repurchase are collateralized by certain pledged securities.

Junior Subordinated Debentures

On January 1, 2016, in connection with the acquisition of Tradition, the Company assumed $7.2 million in junior subordinated debentures. During the second quarter of 2016, the Company redeemed all of its outstanding junior subordinated debentures. Accordingly, as of December 31, 2016 and 2015, the Company had no junior subordinated debentures outstanding.

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

The Company uses an interest rate risk simulation model and shock analysis to test the interest rate sensitivity of net interest income and the balance sheet. Contractual maturities and repricing opportunities of loans are incorporated in the model as are prepayment assumptions, maturity data and call options within the investment portfolio. Assumptions based on past experience are incorporated into the model for nonmaturity deposit accounts. The assumptions used are inherently uncertain, and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and the application and timing of various management strategies.

The Company utilizes static balance sheet rate shocks to estimate the potential impact on net interest income of changes in interest rates under various rate scenarios. This analysis estimates a percentage of change in the metric from the stable rate base scenario versus alternative scenarios of rising and falling market interest rates by instantaneously shocking a static balance sheet.

The following table summarizes the simulated change in net interest income at the 12-month horizon, considering the balance sheet composition as of December 31, 2016.

Change in Interest	Percent Change in
Rates (Basis Points)	Net Interest Income
+200	(1.4)%
+100	(0.4)%
Base	0.0%
-100	(7.3)%

The results are significantly influenced by the behavior of demand, money market and savings deposits and the overall balance sheet composition during such rate fluctuations. The Company has found that, historically, interest rates on these deposits change more slowly than changes in the discount and federal funds rates. This assumption is incorporated into the simulation model and is generally not fully reflected in a gap analysis. The assumptions incorporated into the model are inherently uncertain and, as a result, the model cannot precisely measure future net interest income or precisely predict the impact of fluctuations in market interest rates on net interest income. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and the application and timing of various strategies.

Liquidity

Liquidity involves the Company’s ability to raise funds to support asset growth and acquisitions or reduce assets to meet deposit withdrawals and other payment obligations, to maintain reserve requirements and otherwise to operate the Company on an ongoing basis and manage unexpected events. During 2016 and 2015, the Company’s liquidity needs have primarily been met by growth in core deposits, security and loan maturities, amortizing investment and loan portfolios and advances from the FHLB of Dallas. Although access to purchased funds from correspondent banks is available and has been utilized on occasion to take advantage of investment opportunities, the Company does not generally rely on this external funding source.

The following table illustrates, during the years presented, the mix of the Company’s funding sources and the average assets in which those funds are invested as a percentage of the Company’s average total assets for the periods indicated. Average assets totaled $21.88 billion for 2016 compared with $21.62 billion for 2015.

	2016	2015
Source of Funds:
Deposits:
Noninterest-bearing	23.39%	23.24%
Interest-bearing	55.90	56.12
Junior subordinated debentures	—	0.14
Securities sold under repurchase agreements	1.46	1.53
Other borrowings	2.40	2.88
Other noninterest-bearing liabilities	0.55	0.51
Shareholders’ equity	16.30	15.58
Total	100.00%	100.00%
Uses of Funds:
Loans	44.01%	42.56%
Securities	42.97	44.13
Federal funds sold and other interest-earning assets	0.37	0.54
Other noninterest-earning assets	12.65	12.77
Total	100.00%	100.00%
Average noninterest-bearing deposits to average deposits	29.50%	29.28%
Average loans to average deposits	55.51%	53.62%

The Company’s largest source of funds is deposits and its largest uses of funds are securities and loans. The Company does not expect a change in the source or use of its funds in the foreseeable future. The Company’s average loans increased 4.7% for the year ended December 31, 2016 compared with the year ended December 31, 2015. The Company predominantly invests excess deposits in government-backed securities until the funds are needed to fund loan growth. The Company’s securities portfolio has a weighted average life of 4.12 years and a modified duration of 3.79 at December 31, 2016.

As of December 31, 2016, the Company had outstanding $2.04 billion in commitments to extend credit and $74.0 million in commitments associated with outstanding standby letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

As of December 31, 2016, the Company had no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

As of December 31, 2016, the Company had cash and cash equivalents of $437.4 million compared with $564.0 million at December 31, 2015. The decrease was primarily due to the purchase of $10.07 billion of securities, the net decrease in interest-bearing deposits of $794.8 million and dividends paid of $86.2 million. This decrease was partially offset by proceeds from the maturities and repayments of securities of $10.05 billion, net proceeds from short-term borrowings of $500.0 million and net income of $274.5 million.

Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of December 31, 2016 (other than deposit obligations and securities sold under repurchase agreements). The Company’s future cash payments associated with its contractual obligations pursuant to its FHLB notes payable and operating leases as of December 31, 2016 are summarized below. The future interest payments were calculated using the current rate in effect at December 31, 2016. Payments for FHLB notes payable include interest of $677 thousand that will be paid over the future periods. Payments related to leases are based on actual payments specified in underlying contracts.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Federal Home Loan Bank notes payable	$985,871	$4,787	$586	$214	$991,458
Operating leases	5,685	9,062	5,786	6,759	27,292
Total	$991,556	$13,849	$6,372	$6,973	$1,018,750

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

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit expiring by period as of December 31, 2016 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$67,221	$6,558	$229	$—	$74,008
Commitments to extend credit	1,010,327	289,272	154,435	585,075	2,039,109
Total	$1,077,548	$295,830	$154,664	$585,075	$2,113,117

Standby Letters of Credit. Standby letters of credit are written conditional commitments issued by the Company to guarantee the payment by or performance of a customer to a third party. If the customer does not perform in accordance with the terms of the agreement with the third party, the Company would be required to fund the commitment. The maximum potential amount of future payments the Company could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, the Company would be entitled to seek recovery from the customer. The Company’s policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements.

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

The initial minimum capital ratios under the Basel III Capital Rules that became effective as of January 1, 2015 are (1) 4.5% CET1 to risk-weighted assets, (2) 6.0% Tier 1 capital to risk-weighted assets, (3) 8.0% Total capital to risk-weighted assets and (4) 4.0% Tier 1 capital to average quarterly assets as reported on consolidated financial statements (known as the “leverage ratio”).

When fully phased in on January 1, 2019, the Basel III Capital Rules will require the Company to maintain an additional capital conservation buffer of 2.5% CET1, effectively resulting in minimum ratios of (1) CET1 to risk-weighted assets of 7.0%, (2) Tier 1 capital to risk-weighted assets of 8.5%, (3) Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of 10.5% and (4) a leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average quarterly assets. The Bank is subject to capital adequacy guidelines of the FDIC that are substantially similar to the Federal Reserve Board’s guidelines. Also pursuant to FDICIA, the FDIC has promulgated regulations setting the levels at which an insured institution such as the Bank would be considered “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” Under the FDIC’s regulations, the Bank is classified “well-capitalized” for purposes of prompt corrective action.

Total shareholders’ equity increased to $3.64 billion at December 31, 2016, compared with $3.46 billion at December 31, 2015, an increase of $179.4 million or 5.2%. This increase was primarily the result of net income of $274.5 million, partially offset by dividends paid on the common stock of $86.2 million.

The following table provides a comparison of the Company’s and the Bank’s leverage and risk-weighted capital ratios as of December 31, 2016 to the minimum and well-capitalized regulatory standards:

	Minimum Required For Capital Adequacy Purposes		Minimum Required Plus Capital Conservation Buffer for 2016	To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio at December 31, 2016
The Company
CET1 capital ratio	4.50%		5.125%	N/A	14.48%
Tier 1 risk-based capital ratio	6.00%		6.625%	N/A	14.48%
Total risk-based capital ratio	8.00%		8.625%	N/A	15.20%
Leverage ratio	4.00%	(1)	4.000%	N/A	8.68%
The Bank
CET1 capital ratio	4.50%		5.125%	6.50%	14.35%
Tier 1 risk-based capital ratio	6.00%		6.625%	8.00%	14.35%
Total risk-based capital ratio	8.00%		8.625%	10.00%	15.07%
Leverage ratio	4.00%	(2)	4.000%	5.00%	8.60%

(1)	The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.
(2)	The FDIC may require the Bank to maintain a leverage ratio above the required minimum.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

CONSOLIDATED QUARTERLY FINANCIAL DATA OF THE COMPANY

	Quarter Ended 2016
	December 31	September 30	June 30	March 31
	(Dollars in thousands, except per share data)
	(unaudited)
Interest income	$164,669	$164,460	$169,459	$177,191
Interest expense	10,837	10,396	10,992	10,934
Net interest income	153,832	154,064	158,467	166,257
Provision for credit losses	2,000	2,000	6,000	14,000
Net interest income after provision	151,832	152,064	152,467	152,257
Noninterest income	29,475	29,684	28,473	30,793
Noninterest expense	79,148	79,476	79,235	80,528
Income before income taxes	102,159	102,272	101,705	102,522
Provision for income taxes	33,366	33,621	33,634	33,571
Net income	$68,793	$68,651	$68,071	$68,951
Earnings per share(1):
Basic	$0.99	$0.99	$0.98	$0.98
Diluted	$0.99	$0.99	$0.98	$0.98

	Quarter Ended 2015
	December 31	September 30	June 30	March 31
	(Dollars in thousands, except per share data)
	(unaudited)
Interest income	$162,572	$165,543	$167,981	$173,605
Interest expense	9,314	9,435	9,742	10,700
Net interest income	153,258	156,108	158,239	162,905
Provision for credit losses	500	5,310	500	1,250
Net interest income after provision	152,758	150,798	157,739	161,655
Noninterest income	30,283	31,780	30,297	28,421
Noninterest expense	77,909	76,430	79,735	79,462
Income before income taxes	105,132	106,148	108,301	110,614
Provision for income taxes	34,657	35,550	36,369	36,973
Net income	$70,475	$70,598	$71,932	$73,641
Earnings per share(1):
Basic	$1.01	$1.01	$1.03	$1.05
Diluted	$1.01	$1.01	$1.03	$1.05

(1)	Earnings per share are computed independently for each of the quarters presented and therefore may not total earnings per share for the year.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A,	CONTROLS AND PROCEDURES

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of December 31, 2016, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control—Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission (“2013 Framework”). This assessment included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2016.

Deloitte & Touche LLP the independent registered public accounting firm that audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2016. The report is included in this Item under the heading “Report of Independent Registered Public Accounting Firm.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Prosperity Bancshares, Inc.

Houston, Texas

We have audited the internal control over financial reporting of Prosperity Bancshares, Inc. and subsidiaries (the "Company") as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because management's assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management's assessment and our audit of the Company's internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management's statement referring to compliance with laws and regulations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2016 of the Company and our report dated February 28, 2017 expressed an unqualified opinion on those consolidated financial statements.

/s/ Deloitte & Touche LLP

Houston, Texas

February 28, 2017

ITEM 9B.	OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated herein by reference to the information under the captions “Election of Directors,” “Continuing Directors and Executive Officers,” “Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance—Committees of the Board—Audit Committee,” “Corporate Governance—Director Nominations Process” and “Corporate Governance—Code of Ethics” in the Company’s definitive Proxy Statement for its 2017 Annual Meeting of Shareholders (the “2017 Proxy Statement”) to be filed with the Commission pursuant to Regulation 14A under the Exchange Act within 120 days of the Company’s fiscal year end.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated herein by reference to the information under the captions “Executive Compensation and Other Matters” and “Director Compensation” in the 2017 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Certain information required by this Item 12 is included under “Securities Authorized for Issuance under Equity Compensation Plans” in Part II, Item 5 of this Annual Report on Form 10-K. The other information required by this Item is incorporated herein by reference to the information under the caption “Beneficial Ownership of Common Stock by Management of the Company and Principal Shareholders” in the 2017 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated herein by reference to the information under the captions “Corporate Governance—Director Independence” and “Certain Relationships and Related Transactions” in the 2017 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the information under the caption “Fees and Services of Independent Registered Public Accounting Firm” in the 2017 Proxy Statement.

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements. Reference is made to the Consolidated Financial Statements, the report thereon and the notes thereto commencing at page 63 of this Annual Report on Form 10-K. Set forth below is a list of such Consolidated Financial Statements:

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

Exhibit Number (1)		Description

10.7	—

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

10.14†	—	Amended and Restated Prosperity Bancshares, Inc. 401(k) Profit Sharing Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 10, 2016)

21.1*	—	Subsidiaries of Prosperity Bancshares, Inc.

23.1*	—	Consent of Deloitte & Touche LLP

31.1*	—	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31.2*	—	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

32.1**	—	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	—	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	—	Interactive financial data

†	Management contract or compensatory plan or arrangement.
*	Filed with this Annual Report on Form 10-K.
**	Furnished with this Annual Report on Form 10-K.
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

Date: February 28, 2017

PROSPERITY BANCSHARES, INC.® (Registrant)

BY:	/S/ DAVID ZALMAN
David Zalman Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Positions	Date

/s/ DAVID ZALMAN	Chairman of the Board and Chief Executive Officer (principal executive officer); Director	February 28, 2017
David Zalman

/s/ DAVID HOLLAWAY	Chief Financial Officer (principal financial officer and principal accounting officer)	February 28, 2017
David Hollaway

/s/ JAMES A. BOULIGNY	Director	February 28, 2017
James A. Bouligny

/s/ W. R. COLLIER	Director	February 28, 2017
W. R. Collier

/s/ LEAH HENDERSON	Director	February 28, 2017
Leah Henderson

/s/ NED S. HOLMES	Director	February 28, 2017
Ned S. Holmes

/s/ JACK LORD	Director	February 28, 2017
Jack Lord

/s/ WILLIAM T. LUEDKE IV	Director	February 28, 2017
William T. Luedke IV

/s/ PERRY MUELLER, JR., D.D.S.	Director	February 28, 2017
Perry Mueller, Jr., D.D.S.

/s/ HARRISON STAFFORD II	Director	February 28, 2017
Harrison Stafford II

/s/ ROBERT STEELHAMMER	Director	February 28, 2017
Robert Steelhammer

/s/ H.E. TIMANUS, JR.	Director	February 28, 2017
H.E. Timanus, Jr.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Prosperity Bancshares, Inc.

Houston, Texas

We have audited the accompanying consolidated balance sheets of Prosperity Bancshares, Inc. and subsidiaries (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Prosperity Bancshares, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP

Houston, Texas
February 28, 2017

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
	(Dollars in thousands)
ASSETS
Cash and due from banks	$436,203	$562,544
Federal funds sold	1,178	1,418
Total cash and cash equivalents	437,381	563,962
Available for sale securities, at fair value	221,176	103,064
Held to maturity securities, at cost (fair value of $9,339,455 and $9,393,175 respectively)	9,504,910	9,399,363
Total securities	9,726,086	9,502,427
Loans held for sale	26,975	23,933
Loans held for investment	9,595,085	9,414,656
Total loans	9,622,060	9,438,589
Less: allowance for credit losses	(85,326)	(81,384)
Loans, net	9,536,734	9,357,205
Accrued interest receivable	53,310	51,924
Goodwill	1,900,845	1,868,827
Core deposit intangibles, net	45,784	49,417
Bank premises and equipment, net	262,083	267,996
Other real estate owned	15,463	2,963
Bank owned life insurance (BOLI)	247,116	235,429
Federal Home Loan Bank of Dallas stock	55,430	68,413
Other assets	50,840	68,653
TOTAL ASSETS	$22,331,072	$22,037,216
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$5,190,973	$5,136,579
Interest-bearing	12,116,329	12,544,540
Total deposits	17,307,302	17,681,119
Fed funds purchased and other borrowings	990,781	491,399
Securities sold under repurchase agreements	320,430	315,253
Accrued interest payable	2,319	1,896
Other liabilities	67,929	84,639
Total liabilities	18,688,761	18,574,306
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $1 par value; 200,000,000 shares authorized; 69,491,012 shares issued and outstanding at December 31, 2016; 70,058,761 shares issued and 70,021,673 shares outstanding at December 31, 2015	69,491	70,059
Capital surplus	2,028,129	2,036,378
Retained earnings	1,543,280	1,355,040
Accumulated other comprehensive income—net unrealized gain on available for sale securities, net of tax of $760 and $1,098, respectively	1,411	2,040
Less treasury stock, at cost, none at December 31, 2016 and 37,088 shares at December 31, 2015	—	(607)
Total shareholders’ equity	3,642,311	3,462,910
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$22,331,072	$22,037,216

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2016	2015	2014
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$475,059	$475,427	$525,716
Securities	200,375	194,003	188,744
Federal funds sold	345	271	335
Total interest income	675,779	669,701	714,795
INTEREST EXPENSE:
Deposits	39,125	36,074	37,871
Other borrowings	3,065	1,508	772
Securities sold under repurchase agreements	932	818	938
Junior subordinated debentures	37	791	4,060
Total interest expense	43,159	39,191	43,641
NET INTEREST INCOME	632,620	630,510	671,154
PROVISION FOR CREDIT LOSSES	24,000	7,560	18,275
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	608,620	622,950	652,879
NONINTEREST INCOME:
Nonsufficient funds (NSF) fees	33,536	34,284	37,048
Credit card, debit card and ATM card income	23,561	23,534	22,889
Service charges on deposit accounts	18,832	17,095	16,452
Trust income	8,120	8,030	8,108
Mortgage income	7,076	5,720	4,264
Brokerage income	4,571	5,953	5,868
Net gain on sale of assets	1,864	2,403	4,658
Other	20,865	23,762	21,545
Total noninterest income	118,425	120,781	120,832
NONINTEREST EXPENSE:
Salaries and employee benefits	197,897	192,872	199,270
Net occupancy and equipment	23,058	23,638	24,756
Credit and debit card, data processing and software amortization	17,050	15,782	15,790
Regulatory assessments and FDIC insurance	12,735	14,433	15,017
Core deposit intangibles amortization	9,200	9,530	9,940
Depreciation	13,094	12,959	13,730
Communications	11,561	11,121	11,609
Other real estate expense	514	625	1,019
Other	33,278	32,576	36,831
Total noninterest expense	318,387	313,536	327,962
INCOME BEFORE INCOME TAXES	408,658	430,195	445,749
PROVISION FOR INCOME TAXES	134,192	143,549	148,308
NET INCOME	$274,466	$286,646	$297,441
EARNINGS PER SHARE:
Basic	$3.94	$4.09	$4.32
Diluted	$3.94	$4.09	$4.32

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC. ® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Net income	$274,466	$286,646	$297,441
Other comprehensive loss, before tax:
Securities available for sale:
Change in unrealized gain during period	(967)	(2,599)	(1,776)
Total other comprehensive loss	(967)	(2,599)	(1,776)
Deferred tax benefit related to other comprehensive income	338	910	622
Other comprehensive loss, net of tax	(629)	(1,689)	(1,154)
Comprehensive income	$273,837	$284,957	$296,287

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
	Common Stock		Capital	Retained	Other Comprehensive	Treasury	Total Shareholders’
	Shares	Amount	Surplus	Earnings	Income	Stock	Equity
	(In thousands, except share and per share data)
BALANCE AT DECEMBER 31, 2013	66,085,179	$66,085	$1,798,862	$917,595	$4,883	$(607)	$2,786,818
Net income				297,441			297,441
Other comprehensive loss					(1,154)		(1,154)
Common stock issued in connection with the exercise of stock options and restricted stock awards	433,452	434	3,271				3,705
Common stock issued in connection with the acquisition of F&M Bancorporation Inc.	3,298,022	3,298	214,866				218,164
Stock based compensation expense			8,236				8,236
Cash dividends declared, $0.9925 per share				(68,384)			(68,384)
BALANCE AT DECEMBER 31, 2014	69,816,653	69,817	2,025,235	1,146,652	3,729	(607)	3,244,826
Net income				286,646			286,646
Other comprehensive loss					(1,689)		(1,689)
Common stock issued in connection with the exercise of stock options and restricted stock awards	242,108	242	48				290
Stock based compensation expense			11,095				11,095
Cash dividends declared, $1.1175 per share				(78,258)			(78,258)
BALANCE AT DECEMBER 31, 2015	70,058,761	70,059	2,036,378	1,355,040	2,040	(607)	3,462,910
Net income				274,466			274,466
Other comprehensive loss					(629)		(629)
Common stock issued in connection with the exercise of stock options and restricted stock awards	34,701	35	743				778
Common stock issued in connection with the acquisition of Tradition Bancshares, Inc.	679,528	679	31,843				32,522
Treasury stock cancellation	(37,088)	(37)	(570)			607	—
Common stock repurchase	(1,244,890)	(1,245)	(49,812)				(51,057)
Stock based compensation expense			9,547				9,547
Cash dividends declared, $1.2400 per share				(86,226)			(86,226)
BALANCE AT DECEMBER 31, 2016	69,491,012	$69,491	$2,028,129	$1,543,280	$1,411	$—	$3,642,311

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$274,466	$286,646	$297,441
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and core deposit intangibles amortization	22,294	22,489	23,670
Provision for credit losses	24,000	7,560	18,275
Deferred income tax expense	19,047	34,999	45,713
Net amortization of premium on investments	43,474	58,229	51,680
Gain on sale or write down of premises, equipment and other real estate	(1,578)	(2,437)	(3,974)
Net amortization of premium on deposits	(1,167)	(1,055)	(2,556)
Net accretion of discount on loans	(38,970)	(52,122)	(95,876)
Proceeds from sale of loans held for sale	272,873	233,535	182,138
Originations of loans held for sale	(278,259)	(248,866)	(188,530)
Stock based compensation expense	9,547	11,095	8,236
Decrease (increase) in accrued interest receivable and other assets	15,615	(44,756)	9,786
(Decrease) increase in accrued interest payable and other liabilities	(26,987)	5,497	2,258
Net cash provided by operating activities	334,355	310,814	348,261
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of held to maturity securities	1,916,701	1,654,471	1,365,005
Purchase of held to maturity securities	(1,820,346)	(2,211,731)	(2,218,105)
Proceeds from maturities, sales and principal paydowns of available for sale securities	8,133,829	7,974,775	7,050,232
Purchase of available for sale securities	(8,253,214)	(7,934,994)	(6,999,997)
Net decrease (increase) in loans held for investment	64,390	(136,829)	219,952
Purchase of bank premises and equipment	(5,007)	(9,357)	(12,075)
Proceeds from the sale of Bankers Credit Card Services, Inc.	—	—	6,440
Proceeds from sale of bank premises, equipment and other real estate	13,617	13,037	28,765
Net cash and cash equivalents acquired in the purchase of F&M Bancorporation Inc.	—	—	487,599
Net cash used in the purchase of Traditions Bancshares, Inc.	(8,963)	—	—
Net cash provided by (used in) investing activities	41,007	(650,628)	(72,184)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in noninterest-bearing deposits	(67,958)	200,159	176,477
Net decrease in interest-bearing deposits	(794,822)	(211,143)	(40,612)
Net proceeds from other short-term borrowings	500,000	485,000	—
Repayments of other long-term borrowings	(618)	(2,325)	(1,965)
Net increase (decrease) in securities sold under repurchase agreements	5,177	(270)	(48,834)
Redemption of junior subordinated debentures	(7,217)	(167,531)	—
Proceeds from stock option exercises	778	290	3,705
Repurchase of common stock	(51,057)	—	—
Payments of cash dividends	(86,226)	(78,258)	(68,384)
Net cash (used in) provided by financing activities	(501,943)	225,922	20,387
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(126,581)	(113,892)	296,464
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	563,962	677,854	381,390
CASH AND CASH EQUIVALENTS, END OF PERIOD	$437,381	$563,962	$677,854
NONCASH ACTIVITIES:
Stock issued in connection with the F&M Bancorporation Inc. acquisition	$—	$—	$218,164
Stock issued in connection with the Tradition Bancshares, Inc. acquisition	32,522	—	—
Acquisition of real estate through foreclosure of collateral	14,816	2,591	6,914
SUPPLEMENTAL INFORMATION:
Income taxes paid	$122,418	$103,116	$105,852
Interest paid	42,736	44,277	43,209

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

As of December 31, 2016, the Bank operated 245 full-service banking locations; with 65 in the Houston area, including The Woodlands; 29 in the South Texas area including Corpus Christi and Victoria; 36 in the Dallas/Fort Worth, Texas area; 22 in the East Texas area; 29 in the Central Texas area, including Austin and San Antonio; 34 in the West Texas area including Lubbock, Midland-Odessa and Abilene; 16 in the Bryan/College Station area; 6 in the Central Oklahoma area and 8 in the Tulsa, Oklahoma area.

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

The Company has two general categories of loans in its portfolio. Loans originated by the Bank and made pursuant to the Company’s loan policy and procedures in effect at the time the loan was made are referred to as “legacy loans” and loans acquired in a business combination are referred to as “acquired loans.” Acquired loans are initially recorded at fair value based on a discounted cash flow valuation methodology that considers, among other things, interest rates, projected default rates, loss given default and recovery rates, with no carryover of any existing allowance for credit losses. Those acquired loans that are renewed or substantially modified after the date of the business combination, which therefore causes them to become subject to the Company’s allowance for credit losses methodology, are referred to as “acquired legacy loans.” Modifications are reviewed for determination of troubled debt restructuring status independently of this process. In certain instances, acquired loans to one borrower may be combined or otherwise re-originated such that they are re-categorized as legacy loans. Acquired loans with a fair value discount or premium at the date of the business combination that remained at the reporting date are referred to as “fair-valued acquired loans.” All fair-valued acquired loans are further categorized into “Non-PCI loans” and “PCI loans” (purchased credit impaired loans). Acquired loans with evidence of credit quality deterioration at acquisition are reviewed to determine if it is probable that the Company will not be able to collect all contractual amounts due, including both principal and interest. When both conditions exist, such loans are accounted for as PCI loans.

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

Allowance for Credit Losses—The allowance for credit losses is a valuation allowance available for losses incurred on loans. All losses are charged to the allowance when the loss actually occurs or when a determination is made that such a loss is probable and reasonably estimatable. Recoveries are credited to the allowance at the time of recovery.

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

Estimates of credit losses involve an exercise of judgment. While it is possible that in the short term the Company may sustain losses which are substantial in relation to the allowance for credit losses, it is the judgment of management that the allowance for credit losses reflected in the consolidated balance sheets is adequate to absorb probable losses that exist in the loan portfolio as of December 31, 2016.

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

Deferred tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and are recorded in other assets on the Company’s consolidated balance sheets. The Company records uncertain tax positions in accordance with ASC topic 740 “Income Taxes” on the basis of a two-step process whereby (1) the Company determines whether it is more likely than not that the tax positions will be sustained on the basis of the technical merits of the position and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is more than 50 percent likely to be realized upon ultimate settlement with the related tax authority.

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

The following table illustrates the computation of basic and diluted earnings per share:

	Year Ended December 31,
	2016		2015		2014
	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in thousands, except per share data)
Net income	$274,466		$286,646		$297,441
Basic:
Weighted average shares outstanding	69,674	$3.94	70,033	$4.09	68,855	$4.32
Diluted:
Add incremental shares for:
Effect of dilutive securities - options	6		16		56
Total	69,680	$3.94	70,049	$4.09	68,911	$4.32

There were no stock options exercisable at December 31, 2016, 2015 and 2014 that would have had an anti-dilutive effect on the above computation.

New Accounting Standards

Accounting Standards Updates (“ASU”)

ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350).” ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating the second step of the goodwill impairment test, which required computing the implied fair value of goodwill.

Under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 will be effective for the Company on January 1, 2020 and is not expected to have a significant impact on the Company’s financial statements.

ASU 2017-01, “Business Combinations (Topic 805).” ASU 2017-01 in intended to clarify or correct unintended application of ASU 2014-09 “Revenue from Contract with Customers (Topic 606).” ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Additionally, the amendments in this update provide a more robust framework to assist entities in evaluating whether a set of assets and activities constitutes a business. Lastly, the amendments in this update narrow the definition of the term output sot that the term is consistent with how outputs are described in Topic 606. ASU 2017-01 will be effective for the Company on January 1, 2018 and is not expected to have a significant impact on the Company’s financial statements.

ASU 2016-18, “Statement of Cash Flows (Topic 230) – Restricted Cash.” ASU 2016-18 requires the Statement of Cash Flows to explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, restricted cash or cash equivalents should be included with cash and cash equivalents when recording the beginning-of-period and end-of-period total amounts on the Statement of Cash Flows. ASU 2016-18 will be effective for the Company on January 1, 2018 and is not expected to have a significant impact on the Company’s financial statements.

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

ASU 2016-09, “Compensation - Stock Compensation (Topic 718) — Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 was issued as part of the FASB’s simplification initiative and affects all entities that issue share-based payment awards to their employees. This ASU covers accounting for income taxes, forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 will be effective for the Company as of January 1, 2017, and is not expected to have a significant impact on the Company’s financial statements.

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

ASU 2014-11 “Transfers and Servicing (Topic 860)—Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosure.” ASU 2014-11 changes the accounting for repurchase-to-maturity transactions to secured borrowing accounting. It also requires separate accounting for a transfer of a financial asset executed contemporaneously with a repurchase agreement with the same counterparty, which will result in secured borrowing accounting and disclosure for the repurchase agreement. ASU 2014-11 became effective for the Company on January 1, 2016 and did not have a significant impact on the Company’s financial statements.

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

2016 Acquisition

Acquisition of Tradition Bancshares, Inc. — On January 1, 2016, the Company completed the acquisition of Tradition Bancshares, Inc. (“Tradition”) and its wholly-owned subsidiary Tradition Bank, headquartered in Houston, Texas. Tradition Bank operated 7 banking offices in the Houston, Texas area, including its main office in Bellaire, 3 banking centers in Katy and 1 banking center in The Woodlands. The acquisition was not considered significant to the Company’s financial statements and therefore pro forma financial data and related disclosures are not included.

The Company acquired loans and deposits with fair values of $239.7 million and $489.7 million, respectively, at acquisition date. Under the terms of the definitive agreement, Bancshares issued 679,528 shares of its common stock plus $39.0 million in cash for all outstanding shares of Tradition capital stock, for total merger consideration of $71.5 million, based on Bancshares’ closing stock price of $47.86 on December 31, 2015. During 2016, the Company recognized goodwill of $32.0 million, which is calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of identifiable assets acquired, none of which is expected to be deductible for tax purposes. Additionally, the Company recognized $5.6 million of core deposit intangibles.

Merger-Related Expenses: The Company incurred $670 thousand of pre-tax merger-related expenses during 2016 attributable to the Tradition acquisition. The merger-related expenses are reflected on the Company’s income statement for the applicable periods and are reported primarily in the categories of salaries and benefits, data processing and travel and development. There were no other merger-related costs incurred during 2016.

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

The Company acquired loans and deposits with fair values of $1.60 billion and $2.27 billion, respectively, at acquisition date. Under the terms of the definitive agreement, Bancshares issued 3,298,022 shares of its common stock plus $34.2 million in cash for all outstanding shares of FMBC capital stock for total merger consideration of $252.4 million based on Bancshares’ closing stock price of $66.15. During 2014, the Company recognized goodwill of $198.2 million. As of December 31, 2015, total goodwill related to the FMBC acquisition was $192.9 million, after recording $5.3 million of net measurement period adjustments during 2015. Additionally, the Company recognized $27.1 million of core deposit intangibles.

Merger-Related Expenses: The Company incurred $3.1 million of pre-tax merger-related expenses during 2014. The merger-related expenses are reflected on the Company’s income statement for the applicable periods and are reported primarily in the categories of salaries and benefits, data processing and professional and legal fees. Merger-related costs incurred during 2014 are presented in the table below by acquisition (dollars in thousands).

FVNB Corp.	$604
F&M Bancorporation Inc.	2,476
All other	34
$3,114

Acquired Loans

Acquired loans were preliminarily recorded at fair value based on a discounted cash flow valuation methodology that considers, among other things, interest rates, projected default rates, loss given default and recovery rates, with no carryover of any existing allowance for credit losses from acquisitions completed during 2016 and 2014. During the valuation process, the Company identified PCI and Non-PCI loans in the acquired loan portfolios. PCI loan identification considers the following factors: payment history and past due status, debt service coverage, loan grading, collateral values and other factors that may indicate deterioration of credit quality since origination. Non-PCI loan identification considers the following factors: account types, remaining terms, annual interest rates or coupons, current market rates, interest types, past delinquencies, timing of principal and interest payments, loan to value ratios, loss exposures and remaining balances. Accretion of purchased discounts on PCI loans will be based on estimated future cash flows, regardless of contractual maturities. Accretion of purchased discounts on Non-PCI loans will be recognized on a level-yield basis based on contractual maturity of individual loans.

PCI Loans. The carrying amount of PCI loans included in the consolidated balance sheets and the related outstanding balances at December 31, 2016 and 2015 are presented in the table below. The outstanding balance represents the total amount owed as of December 31, 2016 and 2015.

	December 31, 2016	December 31, 2015
	(Dollars in thousands)
PCI loans:
Outstanding balance	$51,640	$79,802
Less: discount	24,007	39,976
Recorded investment	$27,633	$39,826

Changes in the accretable yield for PCI loans for the years ended December 31, 2016 and 2015 were as follows:

	Year Ended December 31,
	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$5,664	$9,867
Additions	10,222	—
Reclassifications from nonaccretable	11,114	13,691
Accretion	(17,222)	(17,894)
Balance at December 31	$9,778	$5,664

Income recognition on PCI loans is subject to the Company’s ability to reasonably estimate both the timing and amount of future cash flows. PCI loans for which the Company is accruing interest income are not considered non-performing or impaired. The non-accretable difference represents contractual principal and interest the Company does not expect to collect.

Non-PCI Loans. The carrying amount of Non-PCI loans included in the consolidated balance sheets and the related outstanding balances at December 31, 2016 and 2015 are presented in the table below. The outstanding balance represents the total amount owed as of December 31, 2016 and 2015, including accrued but unpaid interest.

	December 31, 2016	December 31, 2015
	(Dollars in thousands)
Non-PCI loans:
Outstanding balance	$1,115,061	$1,430,501
Less: discount	35,401	54,734
Recorded investment	$1,079,660	$1,375,767

Changes in the discount accretion for Non-PCI loans for the years ended December 31, 2016 and 2015 were as follows:

	Year Ended December 31,
	2016	2015
	(Dollars in thousands)
Balance at beginning of period	$54,734	$89,105
Additions	3,491	—
Accretion charge-offs	(1,076)	(143)
Accretion	(21,748)	(34,228)
Balance at December 31	$35,401	$54,734

At December 31, 2016, the Company had $59.4 million of total outstanding discounts on Non-PCI and PCI loans, of which $45.2 million was accretable.

3. GOODWILL AND CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles for fiscal years 2016 and 2015 were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)
Balance as of December 31, 2014	$1,874,191	$58,947
Less:
Amortization	—	(9,530)
Add:
Measurement period adjustments	(5,364)	—
Balance as of December 31, 2015	1,868,827	49,417
Less:
Amortization	—	(9,200)
Add:
Acquisition of Tradition Bancshares, Inc.	32,018	5,567
Balance as of December 31, 2016	$1,900,845	$45,784

Management performs an evaluation annually and more frequently if a triggering event occurs, of whether any impairment of the goodwill and other intangibles has occurred. If any such impairment is determined, a write down is recorded. As of December 31, 2016, there was no impairment recorded on goodwill and core deposit intangibles.

Core deposit intangibles are being amortized on a non-pro rata basis over their estimated lives, which the Company believes is between 10 and 15 years. The estimated aggregate future amortization expense for core deposit intangibles remaining as of December 31, 2016 is as follows (dollars in thousands):

2017	$6,942
2018	5,959
2019	5,051
2020	4,483
Thereafter	23,349
Total	$45,784

4. CASH AND DUE FROM BANKS

The Federal Reserve Bank requires banks to maintain minimum average reserve balances. The amount of the required reserve balance for the Bank was $120.7 million and $96.5 million at December 31, 2016 and 2015, respectively.

5. SECURITIES

The amortized cost and fair value of investment securities were as follows:

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$1,915	$5	$—	$1,920
Collateralized mortgage obligations	120,478	240	(119)	120,599
Mortgage-backed securities	84,024	2,004	(165)	85,863
Other securities	12,588	252	(46)	12,794
Total	$219,005	$2,501	$(330)	$221,176
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$33,523	$497	$—	$34,020
States and political subdivisions	384,015	3,934	(1,328)	386,621
Collateralized mortgage obligations	850	6	(5)	851
Mortgage-backed securities	9,086,422	30,880	(199,439)	8,917,863
Other securities	100	—	—	100
Total	$9,504,910	$35,317	$(200,772)	$9,339,455

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$5,463	$22	$—	$5,485
Collateralized mortgage obligations	25,991	25	(100)	25,916
Mortgage-backed securities	55,884	3,098	(11)	58,971
Other securities	12,588	150	(46)	12,692
Total	$99,926	$3,295	$(157)	$103,064
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$47,598	$798	$—	$48,396
States and political subdivisions	363,505	7,080	(542)	370,043
Collateralized mortgage obligations	2,107	17	(2)	2,122
Mortgage-backed securities	8,986,153	68,868	(82,407)	8,972,614
Other securities	—	—	—	—
Total	$9,399,363	$76,763	$(82,951)	$9,393,175

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

As of December 31, 2016, management does not have the intent to sell any of its securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of December 31, 2016, management believes any impairment in the Company’s securities is temporary and no impairment loss has been realized in the Company’s consolidated statements of income.

Securities with unrealized losses segregated by length of time such securities have been in a continuous loss position were as follows:

	December 31, 2016
	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$10,723	$(119)	$—	$—	$10,723	$(119)
Mortgage-backed securities	45,456	(160)	2,334	(5)	47,790	(165)
Other securities	—	—	1,691	(46)	1,691	(46)
Total	$56,179	$(279)	$4,025	$(51)	$60,204	$(330)
Held to Maturity
States and political subdivisions	115,132	(1,288)	5,080	(40)	120,212	(1,328)
Collateralized mortgage obligations	589	(4)	44	(1)	633	(5)
Mortgage-backed securities	6,903,919	(195,556)	90,293	(3,883)	6,994,212	(199,439)
Total	$7,019,640	$(196,848)	$95,417	$(3,924)	$7,115,057	$(200,772)

	December 31, 2015
	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$14,331	$(100)	$1	$—	$14,332	$(100)
Mortgage-backed securities	793	(1)	2,465	(10)	3,258	(11)
Other securities	—	—	1,691	(46)	1,691	(46)
Total	$15,124	$(101)	$4,157	$(56)	$19,281	$(157)
Held to Maturity
States and political subdivisions	15,700	(82)	45,952	(460)	61,652	(542)
Collateralized mortgage obligations	156	—	94	(2)	250	(2)
Mortgage-backed securities	3,233,601	(36,016)	1,662,482	(46,391)	4,896,083	(82,407)
Total	$3,249,457	$(36,098)	$1,708,528	$(46,853)	$4,957,985	$(82,951)

At December 31, 2016, there were 276 securities in an unrealized loss position for more than 12 months.

The amortized cost and fair value of investment securities at December 31, 2016, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$33,678	$33,726	$12,688	$12,894
Due after one year through five years	186,193	187,156	1,815	1,820
Due after five years through ten years	170,254	171,928	—	—
Due after ten years	27,513	27,931	—	—
Subtotal	417,638	420,741	14,503	14,714
Mortgage-backed securities and collateralized mortgage obligations	9,087,272	8,918,714	204,502	206,462
Total	$9,504,910	$9,339,455	$219,005	$221,176

The Company recorded no gain or loss on the sale of securities for the years ended December 31, 2016 and 2015. The Company recorded a net gain on the sale of securities of $7 thousand for the year ended December 31, 2014. The net gain was the result of a loss of $41 thousand on the sale of eight non-agency collateralized mortgage obligations with a total book value of $1.2 million offset by a gain of $48 thousand on the sale of an available for sale mortgage-backed security with a total book value of $490 thousand.

At December 31, 2016 and 2015, the Company did not own securities of any one issuer (other than the U.S. government and its agencies) for which aggregate adjusted cost exceeded 10% of the consolidated shareholders’ equity at such respective dates.

Securities with an amortized cost of $5.64 billion and $5.81 billion and a fair value of $5.51 billion and $5.79 billion at December 31, 2016 and 2015, respectively, were pledged to collateralize public deposits and for other purposes required or permitted by law.

6. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The loan portfolio consists of various types of loans made principally to borrowers located within the states of Texas and Oklahoma and is categorized by major type as follows:

	December 31,
	2016	2015
	(Dollars in thousands)
Residential mortgage loans held for sale	$26,975	$23,933

Commercial and industrial	1,539,439	1,692,246
Real estate:
Construction, land development and other land loans	1,263,923	1,073,198
1-4 family residential (including home equity)	2,690,856	2,616,732
Commercial real estate (including multi-family residential)	3,162,109	3,131,083
Farmland	484,588	434,349
Agriculture	187,748	214,469
Consumer and other	266,422	252,579
Total loans held for investment	9,595,085	9,414,656
Total	$9,622,060	$9,438,589

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

(ii) Commercial Real Estate. The Company makes commercial real estate loans collateralized by owner-occupied and nonowner-occupied real estate to finance the purchase of real estate. The Company’s commercial real estate loans are collateralized by first liens on real estate, typically have variable interest rates (or five year or less fixed rates) and amortize over a 15-to 20-year period. Payments on loans secured by nonowner-occupied properties are often dependent on the successful operation or management of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than other types of loans. The Company seeks to minimize these risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition in connection with underwriting these loans. The underwriting analysis also includes credit verification, analysis of global cash flow, appraisals and a review of the financial condition of the borrower. At December 31, 2016, the Company had total commercial real estate loans totaling $3.65 billion which include farmland and multi-family residential loans. At December 31, 2016, approximately 39.9% of the outstanding principal balance of the Company’s commercial real estate loans were secured by owner-occupied properties.

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

The contractual maturity ranges of the Company’s loan portfolio by type of loan and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of December 31, 2016 are summarized in the following table. Contractual maturities are based on contractual amounts outstanding and do not include loan purchase discounts of $59.4 million or loans held for sale of $27.0 million at December 31, 2016:

	One Year or Less	Through Five Years	After Five Years	Total
	(Dollars in thousands)
Commercial and industrial	$528,465	$512,657	$514,508	$1,555,630
Real estate:
Construction, land development and other land loans	422,190	236,314	608,593	1,267,097
1-4 family residential (includes home equity)	37,777	141,180	2,521,358	2,700,315
Commercial (includes multi-family residential)	148,271	342,424	2,697,427	3,188,122
Agriculture (includes farmland)	154,031	62,481	459,399	675,911
Consumer and other	84,662	87,726	95,030	267,418
Total	$1,375,396	$1,382,782	$6,896,315	$9,654,493
Loans with a predetermined interest rate	$373,813	$776,615	$2,821,521	$3,971,949
Loans with a floating interest rate	1,001,583	606,167	4,074,794	5,682,544
Total	$1,375,396	$1,382,782	$6,896,315	$9,654,493

Concentrations of Credit. Most of the Company’s lending activity occurs within the states of Texas and Oklahoma. The majority of the Company’s loan portfolio consists of commercial and industrial, commercial real estate and 1-4 family residential loans. As of December 31, 2016 and 2015, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

Foreign Loans. The Company has U.S. dollar-denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments was not significant at December 31, 2016 or 2015.

Related Party Loans. As of December 31, 2016 and 2015, loans outstanding to directors, officers and their affiliates totaled $4.5 million and $4.1 million, respectively. All transactions between the Company and such related parties are conducted in the ordinary course of business and made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related-party loans is as follows:

	December 31,
	2016	2015
	(Dollars in thousands)
Beginning balance on January 1	$4,063	$4,940
New loans	699	428
Repayments and reclassified related loans	(269)	(1,305)
Ending balance	$4,493	$4,063

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

An aging analysis of past due loans, segregated by category of loan, in presented below:

	December 31, 2016
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Construction, land development and other land loans	$8,766	$514	$9,280	$73	$1,254,570	$1,263,923
Agriculture and agriculture real estate (includes farmland)	1,813	381	2,194	161	669,981	672,336
1-4 family (includes home equity) (1)	8,645	53	8,698	3,726	2,705,407	2,717,831
Commercial real estate (includes multi-family residential)	4,250	—	4,250	3,528	3,154,331	3,162,109
Commercial and industrial	8,290	8	8,298	23,999	1,507,142	1,539,439
Consumer and other	886	—	886	155	265,381	266,422
Total	$32,650	$956	$33,606	$31,642	$9,556,812	$9,622,060

	December 31, 2015
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Construction, land development and other land loans	$4,097	$—	$4,097	$134	$1,068,967	$1,073,198
Agriculture and agriculture real estate (includes farmland)	946	—	946	208	647,664	648,818
1-4 family (includes home equity) (1)	4,748	220	4,968	1,894	2,633,803	2,640,665
Commercial real estate (includes multi-family residential)	12,922	—	12,922	15,535	3,102,626	3,131,083
Commercial and industrial	4,793	394	5,187	21,692	1,665,367	1,692,246
Consumer and other	1,274	—	1,274	248	251,057	252,579
Total	$28,780	$614	$29,394	$39,711	$9,369,484	$9,438,589

(1)	Includes $27.0 million and $23.9 million of residential mortgage loans held for sale at December 31, 2016 and December 31, 2015, respectively.

The following table presents information regarding nonperforming assets at the dates indicated:

	December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands)
Nonaccrual loans (1)	$31,642	$39,711	$31,422	$10,231	$5,382
Accruing loans 90 or more days past due	956	614	2,193	4,947	331
Total nonperforming loans	32,598	40,325	33,615	15,178	5,713
Repossessed assets	241	171	67	27	68
Other real estate	15,463	2,963	3,237	7,299	7,234
Total nonperforming assets	$48,302	$43,459	$36,919	$22,504	$13,015
Nonperforming assets to total loans and other real estate	0.50%	0.46%	0.40%	0.29%	0.25%

(1)	Includes troubled debt restructurings of $97 thousand, $681 thousand, $911 thousand, $1.4 million and $3.6 million for the years ended December 31, 2016, 2015, 2014, 2013 and 2012, respectively.

The Company had $48.3 million in nonperforming assets at December 31, 2016 compared with $43.5 million at December 31, 2015 and $36.9 million at December 31, 2014. Nonperforming assets were 0.50% of total loans and other real estate at December 31, 2016 compared with 0.46% of total loans and other real estate at December 31, 2015 and 0.40% of total loans and other real estate at December 31, 2014. The nonperforming assets consisted of 158 separate credits or ORE properties at December 31, 2016, compared with 147 at December 31, 2015 and 169 at December 31, 2014. These results are reflective of the Company’s conservative lending approach.

If interest on nonaccrual loans had been accrued under the original loan terms, approximately $3.2 million, $3.9 million, and $2.7 million would have been recorded as income for the years ended December 31, 2016, 2015 and 2014, respectively.

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

	December 31, 2016
	Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment
	(Dollars in thousands)
With no related allowance recorded:
Construction, land development and other land loans	$14	$220	$—	$24
Agriculture and agriculture real estate (includes farmland)	7	12	—	14
1-4 family (includes home equity)	2,450	2,682	—	1,828
Commercial real estate (includes multi-family residential)	3,184	3,327	—	9,150
Commercial and industrial	8,925	9,446	—	5,139
Consumer and other	119	157	—	88
Total	14,699	15,844	—	16,243
With an allowance recorded:
Construction, land development and other land loans	—	—	—	3
Agriculture and agriculture real estate (includes farmland)	154	181	17	171
1-4 family (includes home equity)	437	449	150	408
Commercial real estate (includes multi-family residential)	288	288	178	275
Commercial and industrial	13,327	13,821	2,851	13,961
Consumer and other	4	4	1	93
Total	14,210	14,743	3,197	14,911
Total:
Construction, land development and other land loans	14	220	—	27
Agriculture and agriculture real estate (includes farmland)	161	193	17	185
1-4 family (includes home equity)	2,887	3,131	150	2,236
Commercial real estate (includes multi-family residential)	3,472	3,615	178	9,425
Commercial and industrial	22,252	23,267	2,851	19,100
Consumer and other	123	161	1	181
	$28,909	$30,587	$3,197	$31,154

	December 31, 2015
	Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment
	(Dollars in thousands)
With no related allowance recorded:
Construction, land development and other land loans	$33	$346	$—	$142
Agriculture and agriculture real estate (includes farmland)	20	23	—	10
1-4 family (includes home equity)	1,206	1,365	—	1,458
Commercial real estate (includes multi-family residential)	15,115	15,398	—	10,104
Commercial and industrial	1,354	1,630	—	5,419
Consumer and other	58	131	—	4,101
Total	17,786	18,893	—	21,234
With an allowance recorded:
Construction, land development and other land loans	7	11	2	141
Agriculture and agriculture real estate (includes farmland)	189	201	52	118
1-4 family (includes home equity)	379	386	93	902
Commercial real estate (includes multi-family residential)	262	1,857	262	162
Commercial and industrial	14,594	16,413	7,082	8,524
Consumer and other	181	220	44	208
Total	15,612	19,088	7,535	10,055
Total:
Construction, land development and other land loans	40	357	2	283
Agriculture and agriculture real estate (includes farmland)	209	224	52	128
1-4 family (includes home equity)	1,585	1,751	93	2,360
Commercial real estate (includes multi-family residential)	15,377	17,255	262	10,266
Commercial and industrial	15,948	18,043	7,082	13,943
Consumer and other	239	351	44	4,309
	$33,398	$37,981	$7,535	$31,289

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

Grade 2—Credits in this category are of the highest quality. These borrowers represent top-rated companies and individuals with unquestionable financial standing with excellent global cash flow coverage, net worth, liquidity and collateral coverage.

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

The following table presents risk grades and PCI loans by category of loan at December 31, 2016. Impaired loans include loans in risk grades 7, 8 and 9, as well as any PCI loan that has a specific reserve allocated to it.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity) (1)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Grade 1	$—	14,616	—	—	54,908	40,688	110,212
Grade 2	2,261	4,218	22,863	8,317	12,772	11,041	61,472
Grade 3	1,200,623	570,324	2,622,304	2,859,433	1,143,634	194,210	8,590,528
Grade 4	54,380	74,079	55,367	220,533	176,287	16,095	596,741
Grade 5	2,525	7,703	3,605	45,533	57,283	2,403	119,052
Grade 6	2,690	847	5,095	8,401	68,682	1,829	87,544
Grade 7	13	161	2,857	3,472	21,475	156	28,134
Grade 8	—	—	30	—	714	—	744
Grade 9	—	—	—	—	—	—	—
PCI Loans (2)	1,431	388	5,710	16,420	3,684	—	27,633
Total	$1,263,923	$672,336	$2,717,831	$3,162,109	$1,539,439	$266,422	$9,622,060

(1)	Includes $27.0 million of residential mortgage loans held for sale at December 31, 2016.
(2)	Of the total PCI loans, $2.7 million were classified as substandard at December 31, 2016, which includes $31 thousand with specific reserves of $31 thousand allocated to them.

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

The Company’s allowance for credit losses consists of two components: (1) a specific valuation allowance based on probable losses on specifically identified loans and (2) a general valuation allowance based on historical loan loss experience, general economic conditions and other qualitative risk factors both internal and external to the Company.

In setting the specific valuation allowance, the Company follows a loan review program to evaluate the credit risk in the total loan portfolio and assigns risk grades to each loan. Through this loan review process, the Company maintains an internal list of impaired loans which, along with the delinquency list of loans, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for credit losses. All loans that have been identified as impaired are reviewed on a quarterly basis in order to determine whether a specific reserve is required. For certain impaired loans, the Company allocates a specific loan loss reserve primarily based on the value of the collateral securing the impaired loan in accordance with ASC Topic 310-10,“Receivables.” The specific reserves are determined on an individual loan basis. Loans for which specific reserves are provided are excluded from the general valuation allowance described below.

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

Non-PCI loans which were not deemed impaired subsequent to the acquisition date are considered non-impaired and are evaluated as part of the general valuation allowance. Non-PCI loans that have not become impaired subsequent to acquisition are segregated into a pool for each acquisition for allowance calculation purposes. For each pool, the Company estimates a hypothetical allowance for credit losses also referred to as an “indicated reserve” that is calculated in accordance with GAAP requirements. The Company uses the acquired bank’s past loss history adjusted for qualitative factors to establish the indicated reserve. The indicated reserve for each pool of Non-PCI loans is compared with the remaining discount for the respective pool to test for credit quality deterioration and the possible need for a loan loss provision. To the extent the remaining discount of the pool is greater than the indicated reserve, no additional allowance is necessary. If the remaining discount of the pool is less than the indicated reserve, the difference results in an increase to the allowance recorded through a provision for credit losses.

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

At December 31, 2016, the allowance for credit losses totaled $85.3 million or 0.89% of total loans, including acquired loans with discounts. At December 31, 2015, the allowance for credit losses totaled $81.4 million or 0.86% of total loans, and at December 31, 2014, the allowance aggregated $80.8 million or 0.87% of total loans, both including acquired loans with discounts. The allowance for credit losses totaled $85.3 million at December 31, 2016 compared with $81.4 million at December 31, 2015, an increase of $3.9 million or 4.8%.

The following tables detail the recorded investment in loans, excluding $27.0 million and $23.9 million of residential mortgage loans held for sale, and activity in the allowance for credit losses by category of loan for the years ended December 31, 2016 and 2015, respectively. During the fourth quarter of 2014, the Company enhanced its allowance for credit losses methodology. Under the enhanced methodology, qualitative environmental factors have been more precisely aligned to portfolio segments based on a statistical analysis which was undertaken by management. Such enhancement captures inherent probable loss in the portfolio associated with qualitative factors based on empirical data which includes various economic indicators, loss history, and levels of concentration. Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses:
Balance January 1, 2016	$14,882	$3,845	$14,891	$12,996	$33,409	$1,361	$81,384
Provision for credit losses	(2,399)	6,795	1,598	(444)	13,986	4,464	24,000
Charge-offs	(7)	(7,375)	(116)	(298)	(14,371)	(5,346)	(27,513)
Recoveries	2,508	808	198	2	2,812	1,127	7,455
Net charge-offs	2,501	(6,567)	82	(296)	(11,559)	(4,219)	(20,058)
Balance December 31, 2016	$14,984	$4,073	$16,571	$12,256	$35,836	$1,606	$85,326
Allowance for credit losses related to:
December 31, 2016
Individually evaluated for impairment	$—	$17	$150	$178	$2,820	$1	$3,166
Collectively evaluated for impairment	14,984	4,056	16,421	12,078	32,985	1,605	82,129
PCI loans	—	—	—	—	31	—	31
Total allowance for credit losses	$14,984	$4,073	$16,571	$12,256	$35,836	$1,606	$85,326
Recorded investment in loans:
December 31, 2016
Individually evaluated for impairment	$14	$161	$2,887	$3,472	$22,221	$123	$28,878
Collectively evaluated for impairment	1,262,478	671,787	2,682,259	3,142,217	1,513,534	266,299	9,538,574
PCI loans	1,431	388	5,710	16,420	3,684	—	27,633
Total loans evaluated for impairment	$1,263,923	$672,336	$2,690,856	$3,162,109	$1,539,439	$266,422	$9,595,085

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses:
Balance January 1, 2015	$15,825	$3,722	$16,377	$12,744	$30,002	$2,092	$80,762
Provision for credit losses	(736)	(137)	(1,277)	646	7,781	1,283	7,560
Charge-offs	(366)	(24)	(262)	(498)	(7,696)	(3,304)	(12,150)
Recoveries	159	284	53	104	3,322	1,290	5,212
Net charge-offs	(207)	260	(209)	(394)	(4,374)	(2,014)	(6,938)
Balance December 31, 2015	$14,882	$3,845	$14,891	$12,996	$33,409	$1,361	$81,384
Allowance for credit losses related to:
December 31, 2015
Individually evaluated for impairment	$2	$52	$93	$262	$7,082	$44	$7,535
Collectively evaluated for impairment	14,880	3,793	14,798	12,734	25,491	1,317	73,013
PCI loans	—	—	—	—	836	—	836
Total allowance for credit losses	$14,882	$3,845	$14,891	$12,996	$33,409	$1,361	$81,384
Recorded investment in loans:
December 31, 2015
Individually evaluated for impairment	$40	$209	$1,585	$15,377	$15,948	$239	$33,398
Collectively evaluated for impairment	1,072,238	648,214	2,609,878	3,098,076	1,660,686	252,340	9,341,432
PCI loans	920	395	5,269	17,630	15,612	—	39,826
Total loans evaluated for impairment	$1,073,198	$648,818	$2,616,732	$3,131,083	$1,692,246	$252,579	$9,414,656

An analysis of activity in the allowance for credit losses for the year ended December 31, 2014 is as follows (dollars in thousands):

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses:
Balance January 1, 2014	$14,353	$1,229	$17,046	$24,835	$8,167	$1,652	$67,282
Provision for credit losses	1,541	1,503	358	(10,300)	22,187	2,986	18,275
Charge-offs	(155)	(71)	(1,223)	(2,009)	(818)	(5,674)	(9,950)
Recoveries	86	1,061	196	218	466	3,128	5,155
Net charge-offs	(69)	990	(1,027)	(1,791)	(352)	(2,546)	(4,795)
Balance December 31, 2014	$15,825	$3,722	$16,377	$12,744	$30,002	$2,092	$80,762
Allowance for credit losses related to:
December 31, 2014
Individually evaluated for impairment	$225	$24	$418	$24	$1,597	$205	$2,493
Collectively evaluated for impairment	15,600	3,698	15,959	12,720	28,405	1,887	78,269
PCI loans	—	—	—	—	—	—	—
Total allowance for credit losses	$15,825	$3,722	$16,377	$12,744	$30,002	$2,092	$80,762
Recorded investment in loans:
December 31, 2014
Individually evaluated for impairment	$526	$46	$3,136	$5,155	$11,939	$8,378	$29,180
Collectively evaluated for impairment	1,024,807	551,093	2,504,517	3,001,718	1,768,228	298,896	9,149,259
PCI loans	1,142	507	5,926	23,467	26,100	—	57,142
Total loans evaluated for impairment	$1,026,475	$551,646	$2,513,579	$3,030,340	$1,806,267	$307,274	$9,235,581

Troubled Debt Restructurings. The restructuring of a loan is considered a “troubled debt restructuring” if both (1) the borrower is experiencing financial difficulties and (2) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses. Under ASC topic 310-40 “Receivables—Troubled Debt Restructurings by Creditors,” the Company evaluates all loan modifications for identification as troubled debt restructurings. The following table presents information regarding the recorded investment at December 31, 2016 and 2015 of loans modified in a troubled debt restructuring during the years ended December 31, 2016 and 2015:

	Years Ended December 31,
	2016			2015
	Number of Loans	Recorded Investment at Date of Restructure	Recorded Investment at Year-End	Number of Loans	Recorded Investment at Date of Restructure	Recorded Investment at Year-End
	(Dollars in thousands)
Troubled Debt Restructurings
Construction, land development and other land loans	—	$—	$—	1	$390	$20
Agriculture and agriculture real estate	1	154	—	—	—	—
1-4 Family (includes home equity)	—	—	—	—	—	—
Commercial real estate (commercial mortgage and multi-family)	—	—	—	—	—	—
Commercial and industrial	—	—	—	1	250	250
Consumer and other	—	—	—	1	10	9
Total	1	$154	$—	3	$650	$279

As of December 31, 2016, there have been no defaults on any loans that were modified as troubled debt restructurings during the preceding twelve months. Default is determined at 90 or more days past due. The modifications primarily related to extending the amortization periods of the loans, which includes loans modified during bankruptcy. The Company did not grant principal reductions on any restructured loans. At December 31, 2016 and 2015, the Company had $97 thousand and $681 thousand, respectively, in outstanding troubled debt restructurings. For the year ended December 31, 2016, the Company added one loan totaling $154 thousand as a new troubled debt restructuring of which nothing was still outstanding on December 31, 2016. These modifications did not have a material impact on the Company’s determination of the allowance for credit losses.

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

The following tables present fair values for assets measured at fair value on a recurring basis:

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available for sale securities:
States and political subdivisions	$—	$1,920	$—	$1,920
Collateralized mortgage obligations	—	120,599	—	120,599
Mortgage-backed securities	—	85,863	—	85,863
Other securities	12,794	—	—	12,794

	As of December 31, 2015
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Available for sale securities:
States and political subdivisions	$—	$5,485	$—	$5,485
Collateralized mortgage obligations	—	25,916	—	25,916
Mortgage-backed securities	—	58,971	—	58,971
Other securities	12,692	—	—	12,692

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). These instruments include other real estate owned, repossessed assets, held to maturity debt securities, loans held for sale, and impaired loans. For the year ended December 31, 2016, the Company had additions to other real estate owned of $14.8 million, of which $14.2 million were outstanding as of December 31, 2016. For the year ended December 31, 2016, the Company had additions to impaired loans of $40.9 million, of which $22.9 million were outstanding as of December 31, 2016. The remaining financial assets and liabilities measured at fair value on a non-recurring basis that were recorded in 2016 and remained outstanding at December 31, 2016 were not significant.

The following tables summarize the carrying values and estimated fair values of certain financial instruments not recorded at fair value on a recurring basis:

	As of December 31, 2016
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Cash and due from banks	$436,203	$436,203	$—	$—	$436,203
Federal funds sold	1,178	1,178	—	—	1,178
Held to maturity securities	9,504,910	—	9,339,455	—	9,339,455
Loans held for sale	26,975	—	26,975	—	26,975
Loans held for investment, net of allowance	9,509,759	—	—	9,533,310	9,533,310
Other real estate owned	15,463	—	15,463	—	15,463
Liabilities
Deposits:
Noninterest-bearing	$5,190,973	$—	$5,190,973	$—	$5,190,973
Interest-bearing	12,116,329	—	12,121,157	—	12,121,157
Other borrowings	990,781	—	991,181	—	991,181
Securities sold under repurchase agreements	320,430	—	320,428	—	320,428

	As of December 31, 2015
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Cash and due from banks	$562,544	$562,544	$—	$—	$562,544
Federal funds sold	1,418	1,418	—	—	1,418
Held to maturity securities	9,399,363	—	9,393,175	—	9,393,175
Loans held for sale	23,933	—	23,933	—	23,933
Loans held for investment, net of allowance	9,333,272	—	—	9,365,758	9,365,758
Other real estate owned	2,963	—	2,963	—	2,963
Liabilities
Deposits:
Noninterest-bearing	$5,136,579	$—	$5,136,579	$—	$5,136,579
Interest-bearing	12,544,540	—	12,548,050	—	12,548,050
Other borrowings	491,399	—	492,061	—	492,061
Securities sold under repurchase agreements	315,253	—	315,241	—	315,241

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

Securities —Fair value measurements based upon quoted prices are considered Level 1 inputs. Level 1 securities consist of U.S. Treasury securities and certain equity securities which are included in the available for sale portfolio. For all other available for sale and held to maturity securities, if quoted prices are not available, fair values are measured using Level 2 inputs. For these securities, the Company generally obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bond’s terms and conditions, among other things. The Company reviews the prices supplied by the independent pricing service, as well as their underlying pricing methodologies, for reasonableness.

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

8. PREMISES AND EQUIPMENT

Premises and equipment are summarized as follows:

	December 31,
	2016	2015
	(Dollars in thousands)
Land	$90,696	$88,897
Buildings	205,500	202,555
Furniture, fixtures and equipment	65,027	63,212
Construction in progress	643	1,998
Total	361,866	356,662
Less accumulated depreciation	(99,783)	(88,666)
Premises and equipment, net	$262,083	$267,996

Depreciation expense was $13.1 million, $13.0 million and $13.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

9. DEPOSITS

Included in interest-bearing deposits are certificates of deposit in amounts of $100,000 or more. These certificates and their remaining maturities at December 31, 2016 were as follows (dollars in thousands):

Three months or less	$434,438	30.5%
Over three through six months	298,138	21.0
Over six through 12 months	371,298	26.1
Over 12 months	317,859	22.4
Total	$1,421,733	100.00%

Interest expense for certificates of deposit in excess of $100,000 was $9.7 million, $9.6 million and $11.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

As of December 31, 2016, the Company had $89.7 million of deposits classified as brokered deposits for regulatory purposes, and there are no major concentrations of deposits with any one depositor.

10. OTHER BORROWINGS AND SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

The Company utilizes borrowings to supplement deposits to fund its lending and investment activities. Borrowings consist of funds from the Federal Home Loan Bank (“FHLB”) and securities sold under repurchase agreements.

The following table presents the Company’s borrowings at December 31, 2016 and 2015:

	December 31,
	2016	2015
	(Dollars in thousands)
FHLB advances	$985,000	$485,000
FHLB long-term notes payable	5,781	6,399
Total other borrowings	990,781	491,399
Securities sold under repurchase agreements	320,430	315,253
Total	$1,311,211	$806,652

FHLB advances and long-term notes payable—The Company has an available line of credit with the FHLB of Dallas, which allows the Company to borrow on a collateralized basis. FHLB advances are considered short-term borrowings and used to manage liquidity as needed. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At December 31, 2016, the Company had total funds of $5.04 billion available under this agreement, of which a total amount of $990.8 million was outstanding at December 31, 2016. FHLB advances were $985.0 million at December 31, 2016, with a weighted average interest rate of 0.56%. Long-term notes payable were $5.8 million at December 31, 2016, with a weighted average interest rate of 5.66%. The maturity dates on the FHLB notes payable range from the years 2018 to 2028 and have interest rates ranging from 4.51% to 6.10%.

Securities sold under repurchase agreements with Company customers—At December 31, 2016, the Company had $320.4 million in securities sold under repurchase agreements compared with $315.3 million at December 31, 2015, with average rates paid of 0.29% and 0.25% for the years ended December 31, 2016 and 2015, respectively. Repurchase agreements are generally settled on the following business day; however, approximately $11.8 million of repurchase agreements outstanding at December 31, 2016 have maturity dates ranging from 6 to 24 months. All securities sold under agreements to repurchase are collateralized by certain pledged securities.

11. INCOME TAXES

The components of the provision for federal income taxes are as follows:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Current	$115,145	$108,550	$102,595
Deferred	19,047	34,999	45,713
Total	$134,192	$143,549	$148,308

The provision for federal income taxes differs from the amount computed by applying the federal income tax statutory rate of 35% to income before income taxes as follows:

	Year Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Taxes calculated at statutory rate	$143,030	$150,568	$156,012
(Decrease) increase resulting from:
Tax-exempt interest	(7,234)	(6,351)	(7,102)
Qualified School Construction Bond credit	(1,218)	(1,239)	(794)
Non taxable death benefits	(295)	(60)	(677)
BOLI income	(1,982)	(1,917)	(1,788)
Qualified stock options	—	2	6
Merger related expenses	—	—	86
State tax, net	1,188	1,193	1,898
Other, net	703	1,353	667
Total	$134,192	$143,549	$148,308

Deferred tax assets and liabilities are as follows:

	December 31,
	2016	2015
	(Dollars in thousands)
Deferred tax assets:
Loan purchase discounts	$20,793	$33,149
Allowance for credit losses	28,745	25,847
Accrued liabilities	2,985	4,364
Restricted stock	10,088	9,423
Deferred compensation	4,100	3,873
Certificates of Deposit	113	244
Net operating losses	424	688
ORE write-downs	-	30
Investments in partnerships	213	215
Other	162	560
Total deferred tax assets	67,623	78,393
Deferred tax liabilities:
Goodwill and core deposit intangibles	(35,813)	(34,579)
Bank premises and equipment	(13,504)	(11,312)
Securities	(1,517)	(2,176)
Unrealized gain on available for sale securities	(760)	(1,098)
Prepaid expenses	(1,295)	(1,396)
Deferred loan fees and costs	(5,300)	(3,202)
Total deferred tax liabilities	(58,189)	(53,763)
Net deferred tax assets	$9,434	$24,630

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and estimates of future taxable income over the periods for which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences at December 31, 2016.

Net operating loss carryforwards expire on various dates beginning in 2028 through 2035.

Benefits from tax positions are recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. Tax positions that previously failed to meet the more-likely-than-not recognition threshold are recognized in the first subsequent financial reporting period in which that threshold is met. Previously recognized tax positions that no longer meet the more-likely-than-not recognition threshold are derecognized in the first subsequent financial reporting period in which that threshold is no longer met. The Company had no tax positions at December 31, 2016 or December 31, 2015 that did not meet the more-likely-than not recognition threshold. ASC Topic 740 “Income Taxes” also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income before taxes. Penalties are recorded in other (gains) losses and interest paid or received is recorded in interest expense or interest income, respectively, in the consolidated statement of income. As of December 31, 2016 and 2015, the Company has not accrued any interest and penalties related to unrecognized tax benefits. The Company has identified its federal tax return and its state tax returns in Texas and Oklahoma as “major” tax jurisdictions, as defined. The periods subject to examination for the Company’s federal return are the 2013 through 2016 tax years. The Company has assumed to net operating loss carryforwards, “acquired NOLs”, through its acquisitions. The tax periods of the acquired entities from which these acquired NOLs originated are considered open years for purposes of adjusting the amount of the acquired NOLs used in the Company’s open years.

During 2016, the Internal Revenue Service completed its examination of F&M’s Federal income tax return for the short period ended April 1, 2014 which resulted in a payment of tax of $70 thousand.  The Internal Revenue Service also completed its review of the Company’s federal income tax return for the tax year 2013 which resulted in no change.

12. STOCK INCENTIVE PROGRAMS

At December 31, 2016, the Company had two stock-based employee compensation plans with awards outstanding. One of these plans has expired and therefore no additional awards may be issued under that plan. The Company accounts for stock-based employee compensation plans using the fair value-based method of accounting. The Company recognized stock-based compensation expense of $9.5 million, $11.1 million and $8.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. There was approximately $3.3 million, $3.9 million and $2.9 million of income tax benefit recorded for the stock-based compensation expense for the same periods, respectively.

In December 2004, Bancshares’ Board of Directors established the Prosperity Bancshares, Inc. 2004 Stock Incentive Plan (the “2004 Plan”), which was approved by Bancshares’ shareholders on February 23, 2005. The 2004 Plan authorized the issuance of up to 1,250,000 shares of common stock upon the exercise of options granted under the 2004 Plan or upon the grant or exercise, as the case may be, of other awards granted under the 2004 Plan. The 2004 Plan provided for grants of incentive and nonqualified stock options to employees and nonqualified stock options to directors who are not employees. The 2004 Plan also provided for grants of shares of restricted stock, stock appreciation rights, phantom stock awards and performance awards on substantially similar terms. A total of 191,625 options and 815,768 shares of restricted stock have been granted under the 2004 Plan as of December 31, 2016. Options to purchase a total of 5,000 shares of common stock of Bancshares granted under the 2004 Plan were outstanding at December 31, 2016, all of which were exercisable. The 2004 Plan has expired and therefore no additional shares may be issued from the 2004 Plan.

On February 22, 2012, Bancshares’ Board of Directors adopted the Prosperity Bancshares, Inc. 2012 Stock Incentive Plan (the “2012 Plan”), which was approved by Bancshares’ shareholders on April 17, 2012. The 2012 Plan authorizes the issuance of up to 1,250,000 shares of common stock upon the exercise of options granted under the 2012 Plan or pursuant to the grant or exercise, as the case may be, of other awards granted under the 2012 Plan, including restricted stock, stock appreciation rights, phantom stock awards and performance awards. A total of 341,685 shares of restricted stock have been granted under the 2012 Plan as of December 31, 2016.

Stock Options

Stock options are issued at the current market price on the date of the grant, subject to a pre-determined vesting period with a contractual term of 10 years. Options assumed in connection with acquisitions have contractual terms as established in the original option grant agreements entered into prior to acquisition. The fair value of stock options granted is estimated at the date of grant using the Black-Scholes option-pricing model. The Black-Scholes pricing model utilizes certain assumptions including expected life of the option, risk free interest rate, volatility and dividend yield. Stock-based compensation expense is recognized ratably over the requisite service period for all awards. There were no options issued for the years ended December 31, 2016, 2015 and 2014.

A summary of changes in outstanding vested and unvested options during the three-year period ended December 31, 2016 is set forth below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Contractual Term	Aggregate Intrinsic Value
	(In thousands)		(In years)	(In thousands)
Options outstanding, January 1, 2014	188	$28.88	3.70	$6,500
Options granted	—	—
Options forfeited	(5)	23.88
Options exercised	(130)	28.46
Options outstanding, December 31, 2014	53	$27.68	2.69	1,473
Options granted	—	—
Options forfeited	(15)	27.15
Options exercised	(9)	29.92
Options outstanding, December 31, 2015	29	$32.14	2.60	453
Options granted	—	—
Options forfeited	—	—
Options exercised	(24)	32.65
Options outstanding, December 31, 2016	5	$29.69	2.75	$210
Shares vested or expected to vest, December 31, 2016	5	$29.69	2.75	$210
Shares exercisable, December 31, 2016	5	$29.69	2.75	$210

The total intrinsic value of the options exercised during the years ended December 31, 2016 and 2015 was $931 thousand and $174 thousand, respectively. No options vested during the year ended December 31, 2016, as all options vested prior to 2016. There were no unvested options forfeited during the years ended December 31, 2016 and 2015.

The Company received $778 thousand, $290 thousand and $3.7 million in cash from the exercise of stock options during the years ended December 31, 2016, 2015 and 2014, respectively. There was no tax benefit realized from exercises of the stock-based compensation arrangements during the years ended December 31, 2016, 2015 and 2014.

Restricted Stock

The Company has granted shares of restricted stock pursuant to the 2004 and 2012 Plans. These shares of restricted stock generally vest over a period of one to five years. The Company accounts for restricted stock grants by recording the fair value of the grant as compensation expense over the vesting period. Compensation expense related to restricted stock was $9.5 million, $11.1 million and $8.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

A summary of the status of nonvested shares of restricted stock as of December 31, 2016, and changes during the year then ended is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value
	(Shares in thousands)
Nonvested share awards outstanding, December 31, 2015	617	$57.31
Share awards granted	56	53.37
Unvested share awards forfeited	(45)	64.69
Share awards vested	(125)	61.37
Nonvested shares outstanding, December 31, 2016	503	$45.35

The total fair value of restricted stock awards that fully vested during the year ended December 31, 2016 was $6.7 million.

As of December 31, 2016, there was $9.8 million of total unrecognized compensation expense related to stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.30 years.

13. OTHER NONINTEREST INCOME AND EXPENSE

Other noninterest income and expense totals are more fully detailed in the following tables. Any components of these totals exceeding 1% of the aggregate of total net interest income and total noninterest income for any of the years presented, as well as amounts the Company elected to present, are stated separately.

	Years Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Other noninterest income
Banking related service fees	$4,825	$4,690	$4,796
Bank Owned Life Insurance (BOLI)	5,663	5,548	5,189
Rental income	2,484	2,594	2,378
Other	7,893	10,930	9,182
Total	$20,865	$23,762	$21,545
Other noninterest expense
Advertising	$2,845	$2,974	$3,016
Losses	2,439	3,361	4,143
Printing and supplies	2,334	2,158	2,427
Professional and legal fees	4,346	3,044	5,636
Property taxes	7,770	7,028	7,410
Travel and development	4,455	4,434	4,848
Other	9,089	9,577	9,351
Total	$33,278	$32,576	$36,831

14. PROFIT SHARING PLAN

The Company has adopted a profit sharing plan pursuant to Section 401(k) of the Internal Revenue Code (the “Code”), whereby the participants may contribute a percentage of their compensation as permitted under the Code. Matching contributions are made at the discretion of the Company. Presently, the Company matches 50% of an employee’s contributions, up to 15% of such employee’s compensation, not to exceed the maximum allowable pursuant to the Code and excluding catch-up contributions. Such matching contributions were approximately $4.4 million, $4.3 million and $4.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

15. OFF-BALANCE SHEET ARRANGEMENTS, COMMITMENTS AND CONTINGENCIES

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of December 31, 2016 (other than deposit obligations and securities sold under repurchase agreements). The Company’s future cash payments associated with its contractual obligations pursuant to its FHLB notes payable and operating leases as of December 31, 2016 are summarized below. Payments for FHLB notes payable include interest of $677 thousand that will be paid over the future periods. Payments related to leases are based on actual payments specified in underlying contracts.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Federal Home Loan Bank notes payable	$985,871	$4,787	$586	$214	$991,458
Operating leases	5,685	9,062	5,786	6,759	27,292
Total	$991,556	$13,849	$6,372	$6,973	$1,018,750

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

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit expiring by period as of December 31, 2016 are summarized below.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$67,221	$6,558	$229	$—	$74,008
Commitments to extend credit	1,010,327	289,272	154,435	585,075	2,039,109
Total	$1,077,548	$295,830	$154,664	$585,075	$2,113,117

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

Commitments to Extend Credit. The Company enters into contractual commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of the Company’s commitments to extend credit are contingent upon customers maintaining specific credit standards at the time of loan funding. The Company minimizes its exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures. Management assesses the credit risk associated with certain commitments to extend credit in determining the level of the allowance for credit losses. Since many of the commitments are expected to expire without being fully drawn upon, the total commitment amounts disclosed above do not necessarily represent future cash funding requirements. At December 31, 2016, $217.0 million of commitments to extend credit have fixed rates ranging from 1.4% to 21.0%.

The Company evaluates customer creditworthiness on a case-by-case basis. The amount of collateral obtained, if considered necessary by the Company upon extension of credit, is based on management’s credit evaluation of the customer.

Leases—The following table presents a summary of non-cancelable future operating lease commitments as of December 31, 2016 (dollars in thousands):

2017	$5,685
2018	4,857
2019	4,205
2020	3,399
2021	2,387
Thereafter	6,759
$27,292

It is expected that in the normal course of business, expiring leases will be renewed or replaced by leases on other property or equipment.

Rent expense under all noncancelable operating lease obligations aggregated approximately $7.4 million for the year ended December 31, 2016, $7.4 million for the year ended December 31, 2015 and $7.5 million for the year ended December 31, 2014.

Litigation—The Company and the Bank are defendants, from time to time, in legal actions arising from transactions conducted in the ordinary course of business. After consultations with legal counsel, the Company and the Bank believe that the ultimate liability, if any, arising from such actions will not have a material adverse effect on their financial statements.

16. OTHER COMPREHENSIVE (LOSS) INCOME

	For the Years Ended December 31,
	2016			2015			2014
	Before Tax Amount	Tax Benefit	Net of Tax Amount	Before Tax Amount	Tax Benefit	Net of Tax Amount	Before Tax Amount	Tax Benefit	Net of Tax Amount
	(Dollars in thousands)
Other comprehensive loss:
Securities available for sale:
Change in unrealized gain during period	$(967)	$338	$(629)	$(2,599)	$910	$(1,689)	$(1,776)	$622	$(1,154)
Total securities available for sale	(967)	338	(629)	(2,599)	910	(1,689)	(1,776)	622	(1,154)
Total other comprehensive loss	$(967)	$338	$(629)	$(2,599)	$910	$(1,689)	$(1,776)	$622	$(1,154)

Activity in accumulated other comprehensive income, net of tax, was as follows:

	Securities Available for Sale	Accumulated Other Comprehensive Income
	(Dollars in thousands)
Balance at January 1, 2016	$2,040	$2,040
Other comprehensive loss	(629)	(629)
Balance at December 31, 2016	$1,411	$1,411
Balance at January 1, 2015	$3,729	$3,729
Other comprehensive loss	(1,689)	(1,689)
Balance at December 31, 2015	$2,040	$2,040
Balance at January 1, 2014	$4,883	$4,883
Other comprehensive loss	(1,154)	(1,154)
Balance at December 31, 2014	$3,729	$3,729

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

To meet the capital adequacy requirements, the Company and the Bank must maintain minimum capital amounts and ratios of CET1, Tier 1 and Total capital to risk weighted assets, and of Tier 1 capital to adjusted quarterly average assets as defined in the regulations. As of December 31, 2016, the Company and the Bank met all capital adequacy requirements to which they were subject.

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

As of December 31, 2016, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There have been no conditions or events since that notification which management believes have changed the Bank’s category. To be categorized as well capitalized the Bank must maintain minimum CET1 risk-based, Tier 1 risk-based, total risk-based and Tier 1 leverage ratios as set forth in the table below.

The following is a summary of the Company’s and the Bank’s capital ratios at December 31, 2016 and 2015:

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required Plus Capital Conservation Buffer for 2016		To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
CONSOLIDATED:
As of December 31, 2016 (1)
CET1 Capital (to Risk Weighted Assets)	$1,721,055	14.48%	$534,852	4.50%	$609,136	5.125%	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	1,721,055	14.48%	713,135	6.00%	787,420	6.625%	N/A	N/A
Total Capital (to Risk Weighted Assets)	1,806,382	15.20%	950,847	8.00%	1,025,132	8.625%	N/A	N/A
Tier 1 Capital (to Average Tangible Assets)	1,721,055	8.68%	793,457	4.00%	793,457	4.000%	N/A	N/A
As of December 31, 2015 (1)
CET1 Capital (to Risk Weighted Assets)	$1,578,312	13.55%	$524,089	4.50%	N/A	N/A	N/A	N/A
Tier 1 Capital (to Risk Weighted Assets)	1,578,312	13.55%	698,785	6.00%	N/A	N/A	N/A	N/A
Total Capital (to Risk Weighted Assets)	1,659,695	14.25%	931,714	8.00%	N/A	N/A	N/A	N/A
Tier 1 Capital (to Average Tangible Assets)	1,578,312	7.97%	792,102	4.00%	N/A	N/A	N/A	N/A
BANK ONLY:
As of December 31, 2016 (1)
CET1 Capital (to Risk Weighted Assets)	$1,704,620	14.35%	$534,392	4.50%	$608,613	5.125%	$771,899	6.50%
Tier 1 Capital (to Risk Weighted Assets)	1,704,620	14.35%	712,522	6.00%	786,743	6.625%	950,030	8.00%
Total Capital (to Risk Weighted Assets)	1,789,946	15.07%	950,030	8.00%	1,024,251	8.625%	1,187,537	10.00%
Tier 1 Capital (to Average Tangible Assets)	1,704,620	8.60%	793,006	4.00%	793,006	4.000%	991,257	5.00%
As of December 31, 2015 (1)
CET1 Capital (to Risk Weighted Assets)	$1,524,298	13.10%	$523,660	4.50%	N/A	N/A	$756,398	6.50%
Tier 1 Capital to Risk Weighted Assets)	1,524,298	13.10%	698,214	6.00%	N/A	N/A	930,952	8.00%
Total Capital (to Risk Weighted Assets)	1,605,682	13.80%	930,952	8.00%	N/A	N/A	1,163,689	10.00%
Tier 1 Capital (to Average Tangible Assets)	1,524,298	7.70%	791,721	4.00%	N/A	N/A	989,652	5.00%

(1)	Calculated pursuant to the phase-in provisions of the Basel III Capital Rules.

Dividends paid by Bancshares and the Bank are subject to restrictions by certain regulatory agencies. Dividends paid by Bancshares during the years ended December 31, 2016, 2015 and 2014 were $86.2 million, $78.3 million and $68.4 million, respectively. Dividends paid by the Bank to Bancshares during the years ended December 31, 2016, 2015 and 2014 were $141.5 million, $258.3 million and $103.1 million, respectively.

18. PARENT COMPANY ONLY FINANCIAL STATEMENTS

PROSPERITY BANCSHARES, INC.

(Parent Company Only)

CONDENSED BALANCE SHEETS

	December 31,
	2016	2015
	(Dollars in thousands)
ASSETS
Cash	$1,950	$40,157
Investment in subsidiary	3,621,893	3,404,913
Investment in capital and statutory trusts	—	—
Goodwill	3,982	3,982
Other assets	14,486	13,858
TOTAL	$3,642,311	$3,462,910

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Accrued interest payable and other liabilities	$—	$—
Junior subordinated debentures	—	—
Total liabilities	—	—
SHAREHOLDERS’ EQUITY:
Common stock	69,491	70,059
Capital surplus	2,028,129	2,036,378
Retained earnings	1,543,280	1,355,040
Unrealized gain on available for sale securities, net of tax benefit	1,411	2,040
Less treasury stock, at cost, 37,088 shares	—	(607)
Total shareholders’ equity	3,642,311	3,462,910
TOTAL	$3,642,311	$3,462,910

PROSPERITY BANCSHARES, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
OPERATING INCOME:
Dividends from subsidiary	$141,456	$258,250	$103,100
Other income	34	69	159
Total income	141,490	258,319	103,259
OPERATING EXPENSE:
Junior subordinated debentures interest expense	37	791	4,060
Stock based compensation expense (includes restricted stock)	9,547	11,095	8,236
Other expenses	613	526	608
Total operating expense	10,197	12,412	12,904
INCOME BEFORE INCOME TAX BENEFIT AND EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	131,293	245,907	90,355
FEDERAL INCOME TAX BENEFIT	3,568	4,331	4,468
INCOME BEFORE EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	134,861	250,238	94,823
EQUITY IN UNDISTRIBUTED EARNINGS OF SUBSIDIARIES	139,605	36,408	202,618
NET INCOME	$274,466	$286,646	$297,441

PROSPERITY BANCSHARES, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
Net income	$274,466	$286,646	$297,441
Other comprehensive loss, before tax:
Securities available for sale:
Change in unrealized gain during period	(967)	(2,599)	(1,776)
Total other comprehensive loss	(967)	(2,599)	(1,776)
Deferred tax benefit related to other comprehensive income	338	910	622
Other comprehensive loss, net of tax	(629)	(1,689)	(1,154)
Comprehensive income	$273,837	$284,957	$296,287

PROSPERITY BANCSHARES, INC.

(Parent Company Only)

CONDENSED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2016	2015	2014
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$274,466	$286,646	$297,441
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(139,605)	(36,408)	(202,618)
Stock based compensation expense (includes restricted stock)	9,547	11,095	8,236
Decrease in other assets	41	3,298	4,838
Decrease in accrued interest payable and other liabilities	—	(309)	(968)
Net cash provided by operating activities	144,449	264,322	106,929
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for acquisitions	(39,006)	—	(34,246)
Cash acquired from acquisitions	72	—	2,733
Net cash used in investing activities	(38,934)	—	(31,513)
CASH FLOWS FROM FINANCING ACTIVITIES:
Redemption of junior subordinated debentures	(7,217)	(167,531)	—
Proceeds from stock option exercises	778	290	3,705
Repurchase of common stock	(51,057)	—	—
Payments of cash dividends	(86,226)	(78,258)	(68,384)
Net cash used in financing activities	(143,722)	(245,499)	(64,679)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(38,207)	18,823	10,737
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	40,157	21,334	10,597
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,950	$40,157	$21,334