Form 10-Q
period 2017-03-31
PROSPERITY BANCSHARES INC
filed 2017-05-08
CIK 1068851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “accelerated filer”, “large accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large Accelerated Filer	☒		Accelerated Filer	☐

Non-accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐

			Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 4, 2017, there were 69,489,262 outstanding shares of the registrant’s Common Stock, par value $1.00 per share.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2017	2016
	(Dollars in thousands, except par value)
ASSETS
Cash and due from banks	$324,797	$436,203
Federal funds sold	945	1,178
Total cash and cash equivalents	325,742	437,381
Available for sale securities, at fair value	209,427	221,176
Held to maturity securities, at cost (fair value of $9,517,764 and $9,339,455, respectively)	9,644,693	9,504,910
Total securities	9,854,120	9,726,086
Loans held for sale	21,896	26,975
Loans held for investment	9,717,357	9,595,085
Total loans	9,739,253	9,622,060
Less: allowance for credit losses	(84,095)	(85,326)
Loans, net	9,655,158	9,536,734
Accrued interest receivable	49,721	53,310
Goodwill	1,900,845	1,900,845
Core deposit intangibles, net	43,869	45,784
Bank premises and equipment, net	257,558	262,083
Other real estate owned	15,698	15,463
Bank owned life insurance (BOLI)	250,775	247,116
Federal Home Loan Bank of Dallas stock	74,129	55,430
Other assets	49,804	50,840
TOTAL ASSETS	$22,477,419	$22,331,072
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$5,299,264	$5,190,973
Interest-bearing	11,736,308	12,116,329
Total deposits	17,035,572	17,307,302
Other borrowings	1,270,644	990,781
Securities sold under repurchase agreements	335,875	320,430
Accrued interest payable	2,228	2,319
Other liabilities	144,018	67,929
Total liabilities	18,788,337	18,688,761
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $1 par value; 200,000,000 shares authorized; 69,479,912 shares issued and outstanding at March 31, 2017; 69,491,012 shares issued and outstanding at December 31, 2016	69,480	69,491
Capital surplus	2,029,950	2,028,129
Retained earnings	1,588,222	1,543,280
Accumulated other comprehensive income—net unrealized gain on available for sale securities, net of tax of $770 and $760, respectively	1,430	1,411
Total shareholders’ equity	3,689,082	3,642,311
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$22,477,419	$22,331,072

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended
	March 31,
	2017	2016
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$111,710	$124,522
Securities	53,157	52,573
Federal funds sold	183	96
Total interest income	165,050	177,191
INTEREST EXPENSE:
Deposits	9,908	10,206
Other borrowings	2,476	482
Securities sold under repurchase agreements	231	212
Junior subordinated debentures	—	34
Total interest expense	12,615	10,934
NET INTEREST INCOME	152,435	166,257
PROVISION FOR CREDIT LOSSES	2,675	14,000
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	149,760	152,257
NONINTEREST INCOME:
Nonsufficient funds (NSF) fees	8,089	8,189
Credit card, debit card and ATM card income	5,953	5,827
Service charges on deposit accounts	5,421	4,590
Trust income	2,155	2,027
Mortgage income	1,266	1,471
Brokerage income	488	1,290
Net gain on sale of assets	1,759	1,020
Other	5,693	6,379
Total noninterest income	30,824	30,793
NONINTEREST EXPENSE:
Salaries and employee benefits	48,444	50,114
Net occupancy and equipment	5,503	5,624
Credit and debit card, data processing and software amortization	4,085	4,430
Regulatory assessments and FDIC insurance	3,549	3,430
Core deposit intangibles amortization	1,915	2,222
Depreciation	3,103	3,349
Communications	2,702	2,939
Other real estate expense	85	42
Other	8,676	8,378
Total noninterest expense	78,062	80,528
INCOME BEFORE INCOME TAXES	102,522	102,522
PROVISION FOR INCOME TAXES	33,957	33,571
NET INCOME	$68,565	$68,951
EARNINGS PER SHARE:
Basic	$0.99	$0.98
Diluted	$0.99	$0.98

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended
	March 31,
	2017	2016
	(Dollars in thousands)
Net income	$68,565	$68,951
Other comprehensive gain, before tax:
Securities available for sale:
Change in unrealized gain during period	29	148
Total other comprehensive gain	29	148
Deferred taxes related to other comprehensive gain	(10)	(52)
Other comprehensive gain, net of tax	19	96
Comprehensive income	$68,584	$69,047

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

					Accumulated
					Other		Total
	Common Stock		Capital	Retained	Comprehensive	Treasury	Shareholders’
	Shares	Amount	Surplus	Earnings	Income	Stock	Equity
	(In thousands, except share and per share data)
BALANCE AT DECEMBER 31, 2015	70,058,761	$70,059	$2,036,378	$1,355,040	$2,040	$(607)	$3,462,910
Net income				68,951			68,951
Other comprehensive income					96		96
Common stock issued in connection with the exercise of stock options and restricted stock awards, net	1,750	2	(2)				—
Common stock issued in connection with the acquisition of Tradition Bancshares, Inc.	679,528	679	31,843				32,522
Stock repurchase	(1,159,586)	(1,160)	(46,022)				(47,182)
Stock based compensation expense			2,652				2,652
Cash dividends declared, $0.3000 per share				(20,889)			(20,889)
BALANCE AT MARCH 31, 2016	69,580,453	$69,580	$2,024,849	$1,403,102	$2,136	$(607)	$3,499,060

BALANCE AT DECEMBER 31, 2016	69,491,012	$69,491	$2,028,129	$1,543,280	$1,411	$—	$3,642,311
Net income				68,565			68,565
Other comprehensive income					19		19
Common stock issued in connection with the exercise of stock options and restricted stock awards, net	(11,100)	(11)	159				148
Stock based compensation expense			1,662				1,662
Cash dividends declared, $0.3400 per share				(23,623)			(23,623)
BALANCE AT MARCH 31, 2017	69,479,912	$69,480	$2,029,950	$1,588,222	$1,430	$—	$3,689,082

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2017	2016
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$68,565	$68,951
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and core deposit intangibles amortization	5,018	5,571
Provision for credit losses	2,675	14,000
Net amortization of premium on investments	9,883	10,253
Gain on sale of other real estate	(10)	(14)
Gain on sale of assets	(1,759)	(1,020)
Net accretion of discount on loans	(4,753)	(14,494)
Net accretion of discount on deposits	(99)	(182)
Gain on sale of loans	(1,162)	(1,341)
Proceeds from sale of loans held for sale	59,037	58,460
Originations of loans held for sale	(52,904)	(56,903)
Stock based compensation expense	1,662	2,652
(Increase) decrease in accrued interest receivable and other assets	(17,703)	62,906
Increase in accrued interest payable and other liabilities	75,998	12,159
Net cash provided by operating activities	144,448	160,998

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of held to maturity securities	424,808	414,681
Purchase of held to maturity securities	(574,333)	(132,952)
Proceeds from maturities and principal paydowns of available for sale securities	1,211,622	2,506,849
Purchase of available for sale securities	(1,199,985)	(2,499,989)
Net (increase) decrease in loans held for investment	(121,679)	12,730
Purchase of bank premises and equipment	(1,123)	(1,778)
Proceeds from sale of bank premises, equipment and other real estate	4,401	1,832
Net cash used in the purchase of Tradition Bancshares, Inc.	—	(8,963)
Net cash (used in) provided by investing activities	(256,289)	292,410

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits	108,291	(333,615)
Net (decrease) increase in interest-bearing deposits	(379,922)	36,517
Net proceeds (repayments) from other short-term borrowings	280,000	(305,000)
Repayments of other long-term borrowings	(137)	(174)
Net increase (decrease) in securities sold under repurchase agreements	15,445	(11,049)
Proceeds from stock option exercises	148	—
Repurchase of common stock	—	(47,182)
Payments of cash dividends	(23,623)	(20,889)
Net cash provided by (used in) financing activities	202	(681,392)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(111,639)	(227,984)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	437,381	563,962
CASH AND CASH EQUIVALENTS, END OF PERIOD	$325,742	$335,978

NONCASH ACTIVITIES:
Stock issued in connection with the Tradition Bancshares, Inc. acquisition	$—	$32,522
Acquisition of real estate through foreclosure of collateral	320	12,953

SUPPLEMENTAL INFORMATION:
Income taxes paid	$—	$5,400
Interest paid	12,706	10,666

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

1. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Prosperity Bancshares, Inc.® (“Bancshares”) and its wholly-owned subsidiary, Prosperity Bank® (the “Bank,” collectively referred to as the “Company”). All intercompany transactions and balances have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis, and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Operating results for the three-month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any other period.

2. INCOME PER COMMON SHARE

Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares.  The following table illustrates the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2017		2016
	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in thousands, except per share data)
Net income	$68,565		$68,951
Basic:
Weighted average shares outstanding	69,480	$0.99	70,174	$0.98
Diluted:
Add incremental shares for:
Effect of dilutive securities - options	2		7
Total	69,482	$0.99	70,181	$0.98

There were no stock options exercisable during the three months ended March 31, 2017 or 2016 that would have had an anti-dilutive effect on the above computation.

3. NEW ACCOUNTING STANDARDS

Accounting Standards Updates (“ASU”)

ASU 2017-08, “Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20).” ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. ASU 2017-08 will be effective for the Company on January 1, 2019 on a modified retrospective basis with a cumulative-effect adjustment as of the beginning of the period of adoption. The Company is currently evaluating the potential impact of ASU 2017-08 on the Company’s financial statements.

ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350).” ASU 2017-04 simplifies the subsequent measurement of goodwill by eliminating the second step of the goodwill impairment test, which required computing the implied fair value of goodwill. Under the amendments in this update, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An impairment charge should be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 will be effective for the Company on January 1, 2020 and is not expected to have a significant impact on the Company’s financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

ASU 2017-01, “Business Combinations (Topic 805).” ASU 2017-01 is intended to clarify or correct unintended application of ASU 2014-09 “Revenue from Contracts with Customers (Topic 606).” ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Additionally, the amendments in this update provide a more robust framework to assist entities in evaluating whether a set of assets and activities constitutes a business. Lastly, the amendments in this update narrow the definition of the term output so that the term is consistent with how outputs are described in Topic 606. ASU 2017-01 will be effective for the Company on January 1, 2018 and is not expected to have a significant impact on the Company’s financial statements.

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

ASU 2016-15, “Statement of Cash Flows (Topic 230) - Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 addresses certain cash receipts and cash payments with the objective of reducing the existing diversity in practice. ASU 2016‑15 will be effective for the Company on January 1, 2018 and is not expected to have a significant impact on the Company's financial statements.

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

ASU 2016-09, “Compensation - Stock Compensation (Topic 718) — Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 simplifies the accounting for share-based awards paid to employees. The amended guidance 1) requires excess tax benefits and tax deficiencies on share-based awards payments to employees to be recognized directly to income tax expense or benefit in the Consolidated Statement of Income rather than to capital surplus; 2) requires excess tax benefits to be included as operating activities on the Consolidated Statements of Cash Flows; 3) provides entities with the option of making an accounting policy election to account for forfeitures of share-based payments as they occur instead of estimating the awards expected to be forfeited; and 4) changes the threshold to qualify for equity classification to permit withholdings up to the maximum statutory tax rate in the

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

applicable jurisdiction. In addition, excess tax benefits and tax deficiencies are considered discrete items in the reporting period they occur and are not included in the estimate of an entity’s annual effective tax rate.  The Company adopted ASU 2016-09 on January 1, 2017 and elected to recognize forfeitures as they occur. Implementation of ASU 2016-09 will add volatility to tax expense as the Company’s stock price changes.  The adoption of ASU 2016-09 did not have a significant impact on the Company’s financial statements.

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

ASU 2016-01, “Financial Instruments—Overall (Subtopic 825-10) — Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 1) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; 2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; 4) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; 5) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; 6) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; 7) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and 8) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in this update affect all entities that hold financial assets or owe financial liabilities. ASU 2016-01 is effective for the Company beginning January 1, 2018, and is not expected to have a significant impact on the Company’s financial statements.

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).”  ASU 2014-09 supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and most industry-specific guidance throughout the Industry Topics of the Codification.  Additionally, ASU 2014-09 supersedes some cost guidance included in Revenue Recognition—Construction-Type and Production-Type Contracts (Subtopic 605-35). In addition, the existing requirements for the recognition of a gain or loss on the transfer of nonfinancial assets that are not in a contract with a customer are amended to be consistent with the guidance on recognition and measurement. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company will adopt ASU 2014-09, effective January 1, 2018, using the modified retrospective application with a cumulative-effect adjustment, if such adjustment is significant. The Company continues to evaluate the requirements of ASU 2014-09, but it is not expected to have a significant impact on the Company’s financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

4. SECURITIES

The amortized cost and fair value of investment securities were as follows:

	March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$1,815	$5	$—	$1,820
Collateralized mortgage obligations	115,235	648	(87)	115,796
Mortgage-backed securities	77,588	1,853	(153)	79,288
Other securities	12,588	22	(87)	12,523
Total	$207,226	$2,528	$(327)	$209,427
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$33,561	$493	$(3)	$34,051
States and political subdivisions	363,139	4,268	(299)	367,108
Collateralized mortgage obligations	799	5	(3)	801
Mortgage-backed securities	9,247,094	31,618	(163,008)	9,115,704
Other securities	100	—	—	100
Total	$9,644,693	$36,384	$(163,313)	$9,517,764

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$1,915	$5	$—	$1,920
Collateralized mortgage obligations	120,478	240	(119)	120,599
Mortgage-backed securities	84,024	2,004	(165)	85,863
Other securities	12,588	252	(46)	12,794
Total	$219,005	$2,501	$(330)	$221,176
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$33,523	$497	$—	$34,020
States and political subdivisions	384,015	3,934	(1,328)	386,621
Collateralized mortgage obligations	850	6	(5)	851
Mortgage-backed securities	9,086,422	30,880	(199,439)	8,917,863
Other securities	100	—	—	100
Total	$9,504,910	$35,317	$(200,772)	$9,339,455

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

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

As of March 31, 2017, management does not have the intent to sell any of its investment securities and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of March 31, 2017, management believes any impairment in the Company’s securities is temporary, and therefore no impairment loss has been realized in the Company’s consolidated statement of income.

Securities with unrealized losses, segregated by length of time, that have been in a continuous loss position were as follows:

	March 31, 2017
	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$5,865	$(76)	$1,413	$(11)	$7,278	$(87)
Mortgage-backed securities	42,178	(148)	2,285	(5)	44,463	(153)
Other securities	—	—	1,649	(87)	1,649	(87)
Total	$48,043	$(224)	$5,347	$(103)	$53,390	$(327)
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$1,500	$(3)	$—	$—	$1,500	$(3)
States and political subdivisions	82,411	(262)	4,860	(37)	87,271	(299)
Collateralized mortgage obligations	120	(2)	43	(1)	163	(3)
Mortgage-backed securities	7,026,944	(159,742)	84,893	(3,266)	7,111,837	(163,008)
Total	$7,110,975	$(160,009)	$89,796	$(3,304)	$7,200,771	$(163,313)

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

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

At March 31, 2017 and December 31, 2016, there were 254 securities and 276 securities, respectively, in an unrealized loss position for more than 12 months.

The amortized cost and fair value of investment securities at March 31, 2017, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$32,844	$32,887	$12,588	$12,523
Due after one year through five years	184,021	185,335	1,815	1,820
Due after five years through ten years	158,481	161,282	—	—
Due after ten years	21,454	21,755	—	—
Subtotal	396,800	401,259	14,403	14,343
Mortgage-backed securities and collateralized mortgage obligations	9,247,893	9,116,505	192,823	195,084
Total	$9,644,693	$9,517,764	$207,226	$209,427

The Company recorded no gain or loss on sale of securities for the three months ended March 31, 2017 and 2016. As of March 31, 2017, the Company did not own any non-agency collateralized mortgage obligations.

At March 31, 2017 and December 31, 2016, the Company did not own securities of any one issuer (other than the U.S. government and its agencies) for which aggregate adjusted cost exceeded 10% of the consolidated shareholders’ equity at such respective dates.

Securities with an amortized cost of $5.26 billion and $5.64 billion and a fair value of $5.16 billion and $5.51 billion at March 31, 2017 and December 31, 2016, respectively, were pledged to collateralize public deposits and for other purposes required or permitted by law.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The loan portfolio consists of various types of loans and is categorized by major type as follows:

	March 31, 2017	December 31, 2016
	(Dollars in thousands)
Residential mortgage loans held for sale	$21,896	$26,975

Commercial and industrial	1,554,661	1,539,439
Real estate:
Construction, land development and other land loans	1,326,685	1,263,923
1-4 family residential (includes home equity)	2,683,935	2,690,856
Commercial real estate (includes multi-family residential)	3,226,978	3,162,109
Farmland	493,606	484,588
Agriculture	169,191	187,748
Consumer and other	262,301	266,422
Total loans held for investment	9,717,357	9,595,085
Total	$9,739,253	$9,622,060

Concentrations of Credit. Most of the Company’s lending activity occurs within the states of Texas and Oklahoma. Commercial real estate loans, 1-4 family residential loans and construction, land development and other land loans make up 74.3% of the Company’s total loan portfolio. As of March 31, 2017 and December 31, 2016, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

Foreign Loans. The Company has U.S. dollar-denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at March 31, 2017 or December 31, 2016.

Related Party Loans. As of March 31, 2017 and December 31, 2016, loans outstanding to directors, officers and their affiliates totaled $4.1 million and $4.5 million, respectively. All transactions between the Company and such related parties are conducted in the ordinary course of business and made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related party loans is as follows:

	As of and for the three months ended March 31, 2017	As of and for the year ended December 31, 2016
	(Dollars in thousands)
Beginning balance on January 1	$4,493	$4,063
New loans	—	699
Repayments and reclassified related loans	(358)	(269)
Ending balance	$4,135	$4,493

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

An aging analysis of past due loans, segregated by category of loan, is presented below:

	March 31, 2017
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Construction, land development and other land loans	$11,658	$—	$11,658	$283	$1,314,744	$1,326,685
Agriculture and agriculture real estate (includes farmland)	1,559	—	1,559	534	660,704	662,797
1-4 family (includes home equity) (1)	4,600	495	5,095	3,192	2,697,544	2,705,831
Commercial real estate (includes multi-family residential)	15,100	384	15,484	2,084	3,209,410	3,226,978
Commercial and industrial	14,587	—	14,587	18,128	1,521,946	1,554,661
Consumer and other	1,198	1	1,199	139	260,963	262,301
Total	$48,702	$880	$49,582	$24,360	$9,665,311	$9,739,253

	December 31, 2016
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Construction, land development and other land loans	$8,766	$514	$9,280	$73	$1,254,570	$1,263,923
Agriculture and agriculture real estate (includes farmland)	1,813	381	2,194	161	669,981	672,336
1-4 family (includes home equity) (1)	8,645	53	8,698	3,726	2,705,407	2,717,831
Commercial real estate (includes multi-family residential)	4,250	—	4,250	3,528	3,154,331	3,162,109
Commercial and industrial	8,290	8	8,298	23,999	1,507,142	1,539,439
Consumer and other	886	—	886	155	265,381	266,422
Total	$32,650	$956	$33,606	$31,642	$9,556,812	$9,622,060

(1)	Includes $21.9 million and $27.0 million of residential mortgage loans held for sale at March 31, 2017 and December 31, 2016, respectively.

The following table presents information regarding nonperforming assets as of the dates indicated:

	March 31, 2017	December 31, 2016
	(Dollars in thousands)
Nonaccrual loans (1)	$24,360	$31,642
Accruing loans 90 or more days past due	880	956
Total nonperforming loans	25,240	32,598
Repossessed assets	261	241
Other real estate	15,698	15,463
Total nonperforming assets	$41,199	$48,302

Nonperforming assets to total loans and other real estate	0.42%	0.50%

(1)	Includes troubled debt restructurings of $8.7 million and $97 thousand as of March 31, 2017 and December 31, 2016, respectively.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

The Company had $41.2 million in nonperforming assets at March 31, 2017 compared with $48.3 million at December 31, 2016. This decrease was primarily due to three loans that were charged off and two loans that were paid off during the three months ended March 31, 2017. Nonperforming assets were 0.42% of total loans and other real estate at March 31, 2017 compared with 0.50% of total loans and other real estate at December 31, 2016. These low nonperforming assets to total loans and other real estate ratios are reflective of the Company’s conservative lending approach.

If interest on nonaccrual loans had been accrued under the original loan terms, approximately $1.1 million and $3.2 million would have been recorded as income for the three months ended March 31, 2017 and 2016, respectively.

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

PCI Loans.  The carrying amount of PCI loans included in the consolidated balance sheet and the related outstanding balance as of the dates indicated are presented in the table below. The outstanding balance represents the total amount owed as of March 31, 2017 and December 31, 2016.

	March 31, 2017	December 31, 2016
	(Dollars in thousands)
PCI loans:
Outstanding balance	$48,438	$51,640
Less: discount	22,395	24,007
Recorded investment	$26,043	$27,633

Changes in the accretable yield for acquired PCI loans for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Balance at beginning of period	$9,778	$5,664
Additions	—	10,222
Reclassifications from nonaccretable	968	5,120
Accretion	(1,483)	(7,831)
Balance at March 31	$9,263	$13,175

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

Non-PCI Loans. The carrying amount of Non-PCI loans included in the consolidated balance sheet and the related outstanding balance as of the dates indicated are presented in the table below. The outstanding balance represents the total amount owed as of March 31, 2017 and December 31, 2016, including accrued but unpaid interest.

	March 31, 2017	December 31, 2016
	(Dollars in thousands)
Non-PCI loans:
Outstanding balance	$997,980	$1,115,061
Less: discount	32,129	35,401
Recorded investment	$965,851	$1,079,660

Changes in the discount accretion for Non-PCI loans for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Balance at beginning of period	$35,401	$54,734
Additions	—	3,491
Accretion charge-offs	(2)	(1,053)
Accretion	(3,270)	(6,663)
Balance at March 31	$32,129	$50,509

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

MARCH 31, 2017

(UNAUDITED)

Impaired loans are set forth in the following tables. No interest income was recognized on impaired loans subsequent to their classification as impaired. The average recorded investment presented in the tables below is reported on a year-to-date basis.

	March 31, 2017
	Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment
	(Dollars in thousands)
With no related allowance recorded:
Construction, land development and other land loans	$231	$239	$—	$123
Agriculture and agriculture real estate (includes farmland)	385	390	—	196
1-4 family (includes home equity)	2,788	3,029	—	2,619
Commercial real estate (includes multi-family residential)	2,043	2,078	—	2,614
Commercial and industrial	12,884	13,374	—	10,904
Consumer and other	108	168	—	113
Total	18,439	19,278	—	16,569

With an allowance recorded:
Construction, land development and other land loans	—	—	—	—
Agriculture and agriculture real estate (includes farmland)	149	180	10	151
1-4 family (includes home equity)	380	393	113	408
Commercial real estate (includes multi-family residential)	—	—	—	144
Commercial and industrial	3,782	4,129	1,203	8,555
Consumer and other	31	38	1	18
Total	4,342	4,740	1,327	9,276

Total:
Construction, land development and other land loans	231	239	—	123
Agriculture and agriculture real estate (includes farmland)	534	570	10	347
1-4 family (includes home equity)	3,168	3,422	113	3,027
Commercial real estate (includes multi-family residential)	2,043	2,078	—	2,758
Commercial and industrial	16,666	17,503	1,203	19,459
Consumer and other	139	206	1	131
	$22,781	$24,018	$1,327	$25,845

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

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

MARCH 31, 2017

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

The following table presents risk grades and PCI loans by category of loan at March 31, 2017. Impaired loans include loans in risk grades 7, 8 and 9, as well as any PCI loan that has a specific reserve allocated to it.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity) (1)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Grade 1	$—	$13,972	$—	$—	$56,049	$40,907	$110,928
Grade 2	2,682	4,074	22,447	8,332	11,695	27,225	76,455
Grade 3	1,241,209	562,415	2,607,696	2,898,086	1,181,197	178,333	8,668,936
Grade 4	75,654	71,851	59,543	242,316	187,836	10,670	647,870
Grade 5	4,445	9,118	4,001	45,312	47,030	3,203	113,109
Grade 6	1,092	445	4,137	14,765	50,868	1,824	73,131
Grade 7	231	534	3,140	2,042	15,984	139	22,070
Grade 8	—	—	29	—	682	—	711
Grade 9	—	—	—	—	—	—	—
PCI Loans (2)	1,372	388	4,838	16,125	3,320	—	26,043
Total	$1,326,685	$662,797	$2,705,831	$3,226,978	$1,554,661	$262,301	$9,739,253

(1)	Includes $21.9 million of residential mortgage loans held for sale at March 31, 2017.
(2)	Of the total PCI loans, $1.6 million were classified as substandard at March 31, 2017, with no specific reserves allocated to them.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

The following table presents risk grades and PCI loans by category of loan at December 31, 2016. Impaired loans include loans in risk grades 7, 8 and 9, as well as any PCI loan that has a specific reserve allocated to it.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity) (1)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Grade 1	$—	$14,616	$—	$—	$54,908	$40,688	$110,212
Grade 2	2,261	4,218	22,863	8,317	12,772	11,041	61,472
Grade 3	1,200,623	570,324	2,622,304	2,859,433	1,143,634	194,210	8,590,528
Grade 4	54,380	74,079	55,367	220,533	176,287	16,095	596,741
Grade 5	2,525	7,703	3,605	45,533	57,283	2,403	119,052
Grade 6	2,690	847	5,095	8,401	68,682	1,829	87,544
Grade 7	13	161	2,857	3,472	21,475	156	28,134
Grade 8	—	—	30	—	714	—	744
Grade 9	—	—	—	—	—	—	—
PCI Loans (2)	1,431	388	5,710	16,420	3,684	—	27,633
Total	$1,263,923	$672,336	$2,717,831	$3,162,109	$1,539,439	$266,422	$9,622,060

(1)	Includes $27.0 million of residential mortgage loans held for sale at December 31, 2016.
(2)	Of the total PCI loans, $2.7 million were classified as substandard at December 31, 2016, which includes $31 thousand with specific reserves allocated to them.

Allowance for Credit Losses. The allowance for credit losses is a valuation established through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses which it believes is adequate as of March 31, 2017 for estimated losses in the Company’s loan portfolio. The amount of the allowance for credit losses is affected by the following: (1) charge-offs of loans that occur when loans are deemed uncollectible and decrease the allowance, (2) recoveries on loans previously charged off that increase the allowance and (3) provisions for credit losses charged to earnings that increase the allowance. Based on an evaluation of the loan portfolio and consideration of the factors listed below, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions or the borrower’s performance differ from the assumptions used in making the initial determinations.

The Company’s allowance for credit losses consists of two components: (1) a specific valuation allowance based on probable losses on specifically identified loans and (2) a general valuation allowance based on historical loan loss experience, general economic conditions and other qualitative risk factors both internal and external to the Company.

In setting the specific valuation allowance, the Company follows a loan review program to evaluate the credit risk in the total loan portfolio and assigns risk grades to each loan. Through this loan review process, the Company maintains an internal list of impaired loans, which along with the delinquency list of loans, helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for credit losses. All loans that have been identified as impaired are reviewed on a quarterly basis in order to determine whether a specific reserve is required. For certain impaired loans, the Company allocates a specific loan loss reserve primarily based on the value of the collateral securing the impaired loan in accordance with ASC Topic 310-10, “Receivables.” The specific reserves are determined on an individual loan basis. Loans for which specific reserves are provided are excluded from the general valuation allowance described below.

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

MARCH 31, 2017

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

In determining the amount of the general valuation allowance, management considers factors such as historical loan loss experience, concentration risk of specific loan types, the volume, growth and composition of the Company’s loan portfolio, current economic conditions that may affect the borrower’s ability to pay and the value of collateral, the evaluation of the Company’s loan portfolio through its internal loan review process, general economic conditions, other qualitative risk factors both internal and external to the Company and other relevant factors in accordance with ASC Topic 450, “Contingencies.” Based on a review of these factors for each loan type, the Company applies an estimated percentage to the outstanding balance of each loan type, excluding any loan that has a specific reserve allocated to it. The Company uses this information to establish the amount of the general valuation allowance.At March 31, 2017, the allowance for credit losses totaled $84.1 million or 0.86% of total loans, including acquired loans with discounts.  At December 31, 2016, the allowance for credit losses totaled $85.3 million or 0.89% of total loans, including acquired loans with discounts.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

The following table details activity in the allowance for credit losses by category of loan for the three months ended March 31, 2017 and 2016.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses:
Three Months Ended
Balance December 31, 2016	$14,984	$4,073	$16,571	$12,256	$35,836	$1,606	$85,326
Provision for credit losses	(386)	(554)	(895)	(1,148)	5,341	317	2,675
Charge-offs	—	—	(13)	(133)	(3,638)	(824)	(4,608)
Recoveries	65	65	108	—	143	321	702
Net charge-offs	65	65	95	(133)	(3,495)	(503)	(3,906)
Balance March 31, 2017	$14,663	$3,584	$15,771	$10,975	$37,682	$1,420	$84,095

Allowance for credit losses:
Three Months Ended
Balance December 31, 2015	$14,882	$3,845	$14,891	$12,996	$33,409	$1,361	$81,384
Provision for credit losses	(703)	6,689	(297)	(546)	8,150	707	14,000
Charge-offs	(7)	(7,025)	(49)	(59)	(6,277)	(848)	(14,265)
Recoveries	193	63	19	—	1,881	439	2,595
Net charge-offs	186	(6,962)	(30)	(59)	(4,396)	(409)	(11,670)
Balance March 31, 2016	$14,365	$3,572	$14,564	$12,391	$37,163	$1,659	$83,714

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

The following table details the amount of the allowance for credit losses allocated to each category of loan as of March 31, 2017, December 31, 2016 and March 31, 2016, on the basis of the impairment methodology used by the Company.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses related to:
March 31, 2017
Individually evaluated for impairment	$—	$10	$113	$—	$1,203	$1	$1,327
Collectively evaluated for impairment	14,663	3,574	15,658	10,975	36,479	1,419	82,768
PCI loans	—	—	—	—	—	—	—
Total allowance for credit losses	$14,663	$3,584	$15,771	$10,975	$37,682	$1,420	$84,095

December 31, 2016
Individually evaluated for impairment	$—	$17	$150	$178	$2,820	$1	$3,166
Collectively evaluated for impairment	14,984	4,056	16,421	12,078	32,985	1,605	82,129
PCI loans	—	—	—	—	31	—	31
Total allowance for credit losses	$14,984	$4,073	$16,571	$12,256	$35,836	$1,606	$85,326

March 31, 2016
Individually evaluated for impairment	$2	$37	$91	$—	$7,464	$27	$7,621
Collectively evaluated for impairment	14,363	3,535	14,473	12,391	28,531	1,632	74,925
PCI loans	—	—	—	—	1,168	—	1,168
Total allowance for credit losses	$14,365	$3,572	$14,564	$12,391	$37,163	$1,659	$83,714

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

The following table details the recorded investment in loans as of March 31, 2017, December 31, 2016 and March 31, 2016, excluding $21.9 million, $27.0 million and $23.7 million, respectively, of residential mortgage loans held for sale, related to each balance in the allowance for credit losses by category of loan.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Recorded investment in loans:
March 31, 2017
Individually evaluated for impairment	$231	$534	$3,168	$2,043	$16,666	$139	$22,781
Collectively evaluated for impairment	1,325,082	661,875	2,675,929	3,208,810	1,534,675	262,162	9,668,533
PCI loans	1,372	388	4,838	16,125	3,320	—	26,043
Total loans evaluated for impairment	$1,326,685	$662,797	$2,683,935	$3,226,978	$1,554,661	$262,301	$9,717,357

December 31, 2016
Individually evaluated for impairment	$14	$161	$2,887	$3,472	$22,221	$123	$28,878
Collectively evaluated for impairment	1,262,478	671,787	2,682,259	3,142,217	1,513,534	266,299	9,538,574
PCI loans	1,431	388	5,710	16,420	3,684	—	27,633
Total loans evaluated for impairment	$1,263,923	$672,336	$2,690,856	$3,162,109	$1,539,439	$266,422	$9,595,085

March 31, 2016
Individually evaluated for impairment	$25	$5,691	$2,379	$9,159	$18,441	$227	$35,922
Collectively evaluated for impairment	1,170,405	635,208	2,630,719	3,200,625	1,671,822	246,454	9,555,233
PCI loans	3,094	394	6,374	19,922	9,752	—	39,536
Total loans evaluated for impairment	$1,173,524	$641,293	$2,639,472	$3,229,706	$1,700,015	$246,681	$9,630,691

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

Troubled Debt Restructurings. The restructuring of a loan is considered a “troubled debt restructuring” if both (1) the borrower is experiencing financial difficulties and (2) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses.  Under ASC topic 310-40 “Receivables—Troubled Debt Restructurings by Creditors,” the Company evaluates all loan modifications to identify whether the restructuring constitutes a troubled debt restructuring.  As of March 31, 2017 and 2016, the Company had $8.7 million and $593 thousand, respectively, in outstanding troubled debt restructurings. The following table presents information regarding the recorded investment of loans modified as troubled debt restructurings during the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
	2017			2016
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Construction, land development and other land loans	—	$—	$—	—	$—	$—
Agriculture and agriculture real estate (includes farmland)	—	—	—	—	—	—
1-4 Family (includes home equity)	—	—	—	—	—	—
Commercial real estate (includes multi-family residential)	—	—	—	—	—	—
Commercial and industrial	3	8,656	8,650	—	—	—
Consumer and other	—	—	—	—	—	—
Total	3	$8,656	$8,650	—	$—	$—

As of March 31, 2017, there have been no defaults on any loans that were modified as troubled debt restructurings during the preceding twelve months.  Default is determined at 90 or more days past due.  For three months ended March 31, 2017, the Company added 3 loans totaling $8.7 million as new troubled debt restructurings, of which $8.7 million was still outstanding at March 31, 2017. For three months ended March 31, 2016, the Company did not add any loans as new troubled debt restructurings. The modifications generally related to extending the amortization periods of the loans, which includes loans modified during bankruptcy.  The Company did not grant principal reductions on any restructured loans. These modifications did not have a material impact on the Company’s determination of the allowance for credit losses.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

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

The following tables present fair values for assets and liabilities measured at fair value on a recurring basis:

	As of March 31, 2017
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Available for sale securities:
States and political subdivisions	$—	$1,820	$—	$1,820
Collateralized mortgage obligations	—	115,796	—	115,796
Mortgage-backed securities	—	79,288	—	79,288
Other securities	12,523	—	—	12,523
Total	$12,523	$196,904	$—	$209,427

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Available for sale securities:
States and political subdivisions	$—	$1,920	$—	$1,920
Collateralized mortgage obligations	—	120,599	—	120,599
Mortgage-backed securities	—	85,863	—	85,863
Other securities	12,794	—	—	12,794
Total	$12,794	$208,382	$—	$221,176

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). These instruments include other real estate owned, repossessed assets, held to maturity debt securities, loans held for sale and impaired loans, which are included as loans held for investment.  For the three months ended March 31, 2017, the Company had additions to other real estate owned of $320 thousand, all of which was still outstanding as of March 31, 2017.  For the three months ended March 31, 2017, the Company had additions to impaired loans of $1.7 million, all of which was still outstanding as of March 31, 2017. The remaining financial assets and liabilities measured at fair value on a non-recurring basis that were recorded in 2017 and remained outstanding at March 31, 2017 were not significant.

The following table presents carrying and fair value information of financial instruments as of the dates indicated:

	As of March 31, 2017
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Assets	(Dollars in thousands)
Cash and due from banks	$324,797	$324,797	$—	$—	$324,797
Federal funds sold	945	945	—	—	945
Held to maturity securities	9,644,693	—	9,517,764	—	9,517,764
Loans held for sale	21,896	—	21,896	—	21,896
Loans held for investment, net of allowance	9,633,262	—	—	9,679,257	9,679,257
Other real estate owned	15,698	—	15,698	—	15,698

Liabilities
Deposits:
Noninterest-bearing	$5,299,264	$—	$5,299,264	$—	$5,299,264
Interest-bearing	11,736,308	—	11,740,990	—	11,740,990
Other borrowings	1,270,644	—	1,271,004	—	1,271,004
Securities sold under repurchase agreements	335,875	—	335,864	—	335,864

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

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

MARCH 31, 2017

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

The fair value estimates presented herein are based on pertinent information available to management at March 31, 2017. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

7. GOODWILL AND CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles for the three months ended March 31, 2017 and the year ended December 31, 2016 were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)
Balance as of December 31, 2015	$1,868,827	$49,417
Less:
Amortization	—	(9,200)
Add:
Acquisition of Tradition Bancshares, Inc.	32,018	5,567
Balance as of December 31, 2016	1,900,845	45,784
Less:
Amortization	—	(1,915)
Add:
Measurement period adjustments	—	—
Balance as of March 31, 2017	$1,900,845	$43,869

Goodwill is recorded on the acquisition date of each entity. The Company may record subsequent adjustments to goodwill for amounts undeterminable at acquisition date, such as deferred taxes and real estate valuations, and therefore the goodwill amounts may change accordingly. The Company initially records the total premium paid on acquisitions as goodwill. After finalizing the valuation, core deposit intangibles are identified and reclassified from goodwill to core deposit intangibles on the balance sheet. This reclassification has no effect on total assets, liabilities, shareholders’ equity, net income or cash flows. Management performs an evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill and core deposit intangibles has occurred. If any such impairment is determined, a write-down is recorded. As of March 31, 2017, there was no impairment recorded on goodwill and core deposit intangibles.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

The measurement period for the Company to determine the fair value of acquired identifiable assets and assumed liabilities will be at the end of the earlier of (1) twelve months from the date of acquisition or (2) as soon as the Company receives the information it was seeking about facts and circumstances that existed as of the date of acquisition.

Core deposit intangibles are being amortized on a non-pro rata basis over their estimated lives, which the Company believes is between 10 and 15 years. Amortization expense related to intangible assets totaled $1.9 million and $2.2 million for the three months ended March 31, 2017 and 2016, respectively. The estimated aggregate future amortization expense for core deposit intangibles remaining as of March 31, 2017 is as follows (dollars in thousands):

Remaining 2017	$5,027
2018	5,959
2019	5,051
2020	4,483
2021	4,022
Thereafter	19,327
Total	$43,869

8. STOCK–BASED COMPENSATION

At March 31, 2017, the Company had two stock-based employee compensation plans with awards outstanding. One of these plans has expired and therefore no additional awards may be issued under that plan.

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

During 2012, Bancshares’ Board of Directors established the Prosperity Bancshares, Inc. 2012 Stock Incentive Plan (the “2012 Plan”), which was approved by Bancshares’ shareholders and authorized the issuance of up to 1,250,000 shares of common stock upon the exercise of options granted under the 2012 Plan or pursuant to the grant or exercise, as the case may be, of other awards granted under the 2012 Plan, including restricted stock, stock appreciation rights, phantom stock awards and performance awards. A total of 341,435 shares have been granted under the 2012 Plan as of March 31, 2017.

The Company received $148 thousand from the exercise of stock options during the three-month period ended March 31, 2017. The Company received no cash from the exercise of stock options during the three-month period ended March 31, 2016.  There was no tax benefit realized from option exercises of the stock-based payment arrangements during the three-month periods ended March 31, 2017 and 2016.

As of March 31, 2017, there was $9.47 million of total unrecognized compensation expense related to stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.31 years.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

9. CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ITEMS

Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of March 31, 2017 (other than deposit obligations and securities sold under repurchase agreements). The Company’s future cash payments associated with its contractual obligations pursuant to its FHLB notes payable and operating leases as of March 31, 2017 are summarized below. Payments for FHLB notes payable include interest of $596 thousand that will be paid over the future periods. Payments related to leases are based on actual payments specified in underlying contracts.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Federal Home Loan Bank notes payable	$1,265,871	$4,648	$523	$198	$1,271,240
Operating leases	5,185	7,495	3,887	3,837	20,404
Total	$1,271,056	$12,143	$4,410	$4,035	$1,291,644

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

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit expiring by periods as of March 31, 2017 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$55,466	$21,513	$544	$—	$77,523
Commitments to extend credit	993,282	333,635	166,589	586,811	2,080,317
Total	$1,048,748	$355,148	$167,133	$586,811	$2,157,840

10. OTHER COMPREHENSIVE INCOME

The tax effects allocated to each component of other comprehensive income were as follows:

	Three Months Ended March 31,
	2017			2016
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
	(Dollars in thousands)
Other comprehensive income:
Securities available for sale:
Change in unrealized gain during period	$29	$(10)	$19	$148	$(52)	$96
Total securities available for sale	29	(10)	19	148	(52)	96
Total other comprehensive income	$29	$(10)	$19	$148	$(52)	$96

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

Activity in accumulated other comprehensive income associated with securities available for sale, net of tax, was as follows:

	Securities Available for Sale	Accumulated Other Comprehensive Income
	(Dollars in thousands)
Balance at January 1, 2017	$1,411	$1,411
Other comprehensive income	19	19
Balance at March 31, 2017	$1,430	$1,430

Balance at January 1, 2016	$2,040	$2,040
Other comprehensive income	96	96
Balance at March 31, 2016	$2,136	$2,136

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

Under the terms of the definitive agreement, Bancshares issued 679,528 shares of its common stock plus $39.0 million in cash for all outstanding shares of Tradition capital stock, for total merger consideration of $71.5 million, based on Bancshares’ closing stock price of $47.86 on December 31, 2015. As of March 31, 2017, total goodwill related to the Tradition acquisition was $32.0 million. Goodwill is calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of identifiable assets acquired, none of which is expected to be deductible for tax purposes. Additionally, the Company recognized $5.6 million of core deposit intangibles during 2016.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations analyzes the major elements of the Company’s balance sheets and statements of income. This section should be read in conjunction with the Company’s consolidated financial statements and accompanying notes included elsewhere in this report and with the consolidated financial statements and accompanying notes and other detailed information appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

OVERVIEW

Prosperity Bancshares, Inc., a Texas corporation, was formed in 1983 to acquire the former Allied First Bank in Edna, Texas, which was chartered in 1949 as The First National Bank of Edna and is now known as Prosperity Bank. The Company is a registered financial holding company that derives substantially all of its revenues and income from the operation of its bank subsidiary, Prosperity Bank. The Bank provides a wide array of financial products and services to small and medium-sized businesses and consumers. As of March 31, 2017, the Bank operated 244 full-service banking locations; with 65 in the Houston area, including The Woodlands; 29 in the South Texas area including Corpus Christi and Victoria; 35 in the Dallas/Fort Worth area; 22 in the East Texas area; 29 in the Central Texas area including Austin and San Antonio; 34 in the West Texas area including Lubbock, Midland-Odessa and Abilene; 16 in the Bryan/College Station area, 6 in the Central Oklahoma area and 8 in the Tulsa, Oklahoma area.  The Company’s principal executive office is located at Prosperity Bank Plaza, 4295 San Felipe in Houston, Texas and its telephone number is (281) 269-7199. The Company’s website address is www.prosperitybankusa.com. Information contained on the Company’s website is not incorporated by reference into this quarterly report on Form 10-Q and is not part of this or any other report.

The Company generates the majority of its revenues from interest income on loans, service charges and fees on customer accounts and income from investment in securities. The revenues are partially offset by interest expense paid on deposits and other borrowings and noninterest expenses such as administrative and occupancy expenses. Net interest income is the difference between interest income on earning assets such as loans and securities and interest expense on liabilities such as deposits and borrowings which are used to fund those assets. Net interest income is the Company’s largest source of revenue. The level of interest rates and the volume and mix of earning assets and interest-bearing liabilities impact net interest income and margin.

Three principal components of the Company’s growth strategy are internal growth, efficient operations and acquisitions, including strategic merger transactions. The Company focuses on continual internal growth. The Company maintains separate data with respect to each banking center’s net interest income, efficiency ratio, deposit growth and loan growth for purposes of measuring its overall profitability. Banking center presidents and managers are accountable for performance in these areas and compensated accordingly. The Company also focuses on maintaining efficiency and stringent cost control practices and policies. The Company has centralized many of its critical operations, such as data processing and loan processing. Management believes that this centralized infrastructure can accommodate substantial additional growth and achieve necessary controls while enabling the Company to minimize operational costs through certain economies of scale.  The Company also intends to continue to seek expansion opportunities. During 2016, the Company completed the acquisition of Tradition Bancshares, Inc. This acquisition added 7 banking centers after consolidation.

Total assets were $22.48 billion at March 31, 2017 compared with $22.33 billion at December 31, 2016, an increase of $146.3 million or 0.7%. Total loans were $9.74 billion at March 31, 2017 compared with $9.62 billion at December 31, 2016, an increase of $117.2 million or 1.2%. Total deposits were $17.04 billion at March 31, 2017 compared with $17.31 billion at December 31, 2016, a decrease of $271.7 million or 1.6%. Total shareholders’ equity was $3.69 billion at March 31, 2017 compared with $3.64 billion at December 31, 2016, an increase of $46.8 million or 1.3%.

CRITICAL ACCOUNTING POLICIES

The Company’s significant accounting policies are integral to understanding the financial results reported. The Company’s accounting policies are described in detail in Note 1 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The Company believes that of its significant accounting policies, the following may involve a higher degree of judgment and complexity:

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

The Company had no intangible assets with indefinite useful lives at March 31, 2017.  Core deposit intangible assets that are subject to amortization are being amortized on a non-pro rata basis over the years expected to be benefited, which the Company believes is between ten and fifteen years. These core deposit intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value to carrying value. Based on the Company’s annual goodwill impairment test as of September 30, 2016, management does not believe any of its goodwill is impaired as of March 31, 2017 because the fair value of the Company’s equity exceeded its carrying value. While the Company believes no impairment existed at March 31, 2017, under accounting standards applicable at that date, different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation and financial condition or future results of operations.

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

2016 ACQUISITION

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

RESULTS OF OPERATIONS

Net income available to common shareholders was $68.6 million ($0.99 per common share on a diluted basis) for the quarter ended March 31, 2017 compared with $69.0 million ($0.98 per common share on a diluted basis) for the quarter ended March 31, 2016, a decrease in net income of $386 thousand or 0.6%. The Company posted annualized returns on average common equity of 7.45% and 7.85%, annualized returns on average assets of 1.23% and 1.24% and efficiency ratios of 43.01%% and 41.08% for the quarters ended March 31, 2017 and 2016, respectively. The efficiency ratio is calculated by dividing total non-interest expense by the sum of net interest income and non-interest income. Because the ratio is a measure of revenues and expenses resulting from our lending activities and fee-based banking services, net gains and losses on the sale of assets are not included. Additionally, taxes are not part of this calculation.

Net Interest Income

The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.”

For the three months ended March 31, 2017

Net interest income before the provision for credit losses was $152.4 million for the quarter ended March 31, 2017, a decrease of $13.8 million or 8.3%, compared with $166.3 million for the same period in 2016. The change in net interest income was primarily due to a decrease in loan discount accretion of $9.7 million and a decrease in the average yield on interest-earning assets for the three months ended March 31, 2017.

Interest income on loans was $111.7 million for the quarter ended March 31, 2017, a decrease of $12.8 million or 10.3%, compared with $124.5 million for the same period in 2016. This was primarily due to a decrease in loan discount accretion of $9.7 million and a decrease in the average loan yield for the three months ended March 31, 2017.

Interest income on securities was $53.2 million for the quarter ended March 31, 2017, an increase of $584 thousand or 1.1%, compared with $52.6 million for the same period in 2016. This was primarily due to a 2.5% increase in average securities, partially offset by a decrease in the average securities yield for the three months ended March 31, 2017.

Average interest-bearing liabilities were $13.47 billion for the quarter ended March 31, 2017, a decrease of $44.4 million or 0.3%, compared with $13.52 billion for the same period in 2016. The net interest margin on a tax-equivalent basis decreased from 3.48% for the quarter ended March 31, 2016 to 3.20% for the quarter ended March 31, 2017. This was primarily due to a decrease in loan discount accretion of $9.7 million and a decrease in the average yield on interest-earning assets for the three months ended March 31, 2017.

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

	Three Months Ended March 31,
	2017			2016
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate (1)	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate (1)
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans	$9,642,877	$111,710	4.70%	$9,700,554	$124,522	5.16%
Investment securities	9,867,491	53,157	2.18%	9,630,496	52,573	2.20%
Federal funds sold and other earning assets	80,150	183	0.92%	80,400	96	0.48%
Total interest-earning assets	19,590,518	165,050	3.42%	19,411,450	177,191	3.67%
Allowance for credit losses	(85,037)			(83,883)
Noninterest-earning assets	2,875,986			2,937,937
Total assets	$22,381,467			$22,265,504

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$4,136,260	$2,587	0.25%	$4,442,652	$2,784	0.25%
Savings and money market deposits	5,537,355	3,587	0.26%	5,820,161	3,885	0.27%
Certificates and other time deposits	2,366,857	3,734	0.64%	2,577,676	3,537	0.55%
Other borrowings	1,123,396	2,476	0.89%	361,778	482	0.54%
Securities sold under repurchase agreements	307,433	231	0.31%	306,192	212	0.28%
Junior subordinated debentures	—	—	—	7,217	34	1.89%
Total interest-bearing liabilities	13,471,301	12,615	0.38%	13,515,676	10,934	0.33%
Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	5,140,010			5,085,456
Other liabilities	91,157			149,379
Total liabilities	18,702,468			18,750,511
Shareholders' equity	3,678,999			3,514,993
Total liabilities and shareholders' equity	$22,381,467			$22,265,504

Net interest rate spread			3.04%			3.34%

Net interest income and margin (2) (3)		$152,435	3.16%		$166,257	3.44%

Net interest income and margin (tax equivalent) (4)		$154,430	3.20%		$168,093	3.48%

(1)	Annualized and based on average balances on an actual 365-day or 366-day basis for the three months ended March 31, 2017 and 2016.
(2)	Yield is based on amortized cost and does not include any component of unrealized gains or losses.
(3)	The net interest margin is equal to net interest income divided by average interest-earning assets.
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

	Three Months Ended March 31,
	2017 vs. 2016
	Increase
	(Decrease)
	Due to Change in
	Volume	Rate	Total
	(Dollars in thousands)
Interest-Earning Assets:
Loans (1)	$(734)	$(12,078)	$(12,812)
Investment securities (1)	1,283	(699)	584
Federal funds sold and other earning assets	—	87	87
Total increase (decrease) in interest income	549	(12,690)	(12,141)

Interest-Bearing Liabilities:
Interest-bearing demand deposits	(190)	(7)	(197)
Savings and money market deposits	(187)	(111)	(298)
Certificates and other time deposits (1)	(287)	484	197
Other borrowings	1,006	988	1,994
Securities sold under repurchase agreements	1	18	19
Junior subordinated debentures	(34)	—	(34)
Total (decrease) increase in interest expense	309	1,372	1,681
Increase (decrease) in net interest income	$240	$(14,062)	$(13,822)

(1)	Includes impact of purchase accounting adjustments.

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

The Company recorded a $2.7 million provision for credit losses for the quarter ended March 31, 2017 and a $14.0 million provision for the quarter ended March 31, 2016. Net charge-offs were $3.9 million for the quarter ended March 31, 2017 compared with net charge-offs of $11.7 million for the quarter ended March 31, 2016. See "Financial Condition – Allowance for Credit Losses" below for more information.

Noninterest Income

The Company’s primary sources of recurring noninterest income are nonsufficient funds (“NSF”) fees, credit, debit and ATM card income and service charges on deposit accounts. Additionally, the Company generates recurring noninterest income from its trust, mortgage and brokerage lines of business. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method. Noninterest income totaled $30.8 million for both the three months ended March 31, 2017 and 2016.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Nonsufficient funds (NSF) fees	$8,089	$8,189
Credit card, debit card and ATM card income	5,953	5,827
Service charges on deposit accounts	5,421	4,590
Trust income	2,155	2,027
Mortgage income	1,266	1,471
Brokerage income	488	1,290
Bank owned life insurance income	1,353	1,383
Net gain on sale of assets	1,759	1,020
Other	4,340	4,996
Total noninterest income	$30,824	$30,793

Noninterest Expense

Noninterest expense totaled $78.1 million for the quarter ended March 31, 2017 compared with $80.5 million for the quarter ended March 31, 2016, a decrease of $2.5 million or 3.1%. This was primarily due to a decrease in salaries and benefits expense.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Salaries and employee benefits (1)	$48,444	$50,114
Non-staff expenses:
Net occupancy and equipment	5,503	5,624
Credit and debit card, data processing and software amortization	4,085	4,430
Regulatory assessments and FDIC insurance	3,549	3,430
Core deposit intangibles amortization	1,915	2,222
Depreciation	3,103	3,349
Communications (2)	2,702	2,939
Other real estate expense	85	42
Other	8,676	8,378
Total noninterest expense	$78,062	$80,528

(1)	Includes stock-based compensation expense of $1.7 and $2.7 million for the three months ended March 31, 2017 and 2016, respectively.
(2)	Communications expense includes telephone, data circuits, postage and courier expenses.

Income Taxes

Income tax expense totaled $34.0 million for the three months ended March 31, 2017 compared with $33.6 million for the same period in 2016, an increase of $386 thousand or 1.1%.  The Company’s effective tax rate for the three months ended March 31, 2017 and 2016 was 33.1% and 32.7%, respectively.

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

	March 31, 2017
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total Loans
	(Dollars in thousands)
Residential mortgage loans held for sale	$21,896	$—	$—	$—	$21,896
Commercial and industrial	1,199,452	250,158	101,731	3,320	1,554,661
Real estate:
Construction, land development and other land loans	1,223,864	40,541	60,908	1,372	1,326,685
1-4 family residential (includes home equity)	2,318,476	81,424	279,197	4,838	2,683,935
Commercial real estate (includes multi-family residential)	2,464,620	308,049	438,184	16,125	3,226,978
Farmland	412,308	17,010	63,900	388	493,606
Agriculture	130,315	37,167	1,709	—	169,191
Consumer and other	216,042	26,037	20,222	—	262,301
Total loans held for investment	7,965,077	760,386	965,851	26,043	9,717,357
Total	$7,986,973	$760,386	$965,851	$26,043	$9,739,253

	December 31, 2016
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total Loans
	(Dollars in thousands)
Residential mortgage loans held for sale	$26,975	$—	$—	$—	$26,975
Commercial and industrial	1,135,846	284,898	115,011	3,684	1,539,439
Real estate:
Construction, land development and other land loans	1,152,873	42,990	66,629	1,431	1,263,923
1-4 family residential (includes home equity)	2,289,107	83,785	312,254	5,710	2,690,856
Commercial real estate (includes multi-family residential)	2,352,094	300,773	492,822	16,420	3,162,109
Farmland	396,353	19,363	68,484	388	484,588
Agriculture	135,835	49,795	2,118	—	187,748
Consumer and other	214,905	29,175	22,342	—	266,422
Total loans held for investment	7,677,013	810,779	1,079,660	27,633	9,595,085
Total	$7,703,988	$810,779	$1,079,660	$27,633	$9,622,060

At March 31, 2017, total loans were $9.74 billion, an increase of $117.2 million or 1.2%, compared with $9.62 billion at December 31, 2016. Loans at March 31, 2017 included $21.9 million of loans held for sale compared with $27.0 million at December 31, 2016. At March 31, 2017, loans represented 43.3% of total assets compared with 43.1% of total assets at December 31, 2016.

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

Included in commercial and industrial loans are (1) commitments to oil and gas producers secured by proven, developed and producing reserves and (2) commitments to service, equipment and midstream companies secured mainly by accounts receivable, inventory and equipment. Mineral reserve values supporting commitments to producers are normally re-determined semi-annually using reserve studies prepared by a third-party or the Company’s oil and gas engineer. Accounts receivable and inventory borrowing bases for service companies are typically re-determined monthly. Funding requests by both producers and service companies are monitored relative to the most recently determined borrowing base. As of March 31, 2017, oil and gas loans totaled $267.4 million or 2.8% of total loans, of which $108.2 million were to production companies and $159.2 million were to service companies. This compares with total oil and gas loans of $284.5 million or 3.0% of total loans as of December 31, 2016, of which $119.9 million were to production companies and $164.6 million were to service companies. In addition, as of March 31, 2017, the Company had total unfunded commitments to oil and gas companies of $153.1 million, of which $68.5 million were to production companies and $84.6 million were to service companies. This compares with total unfunded commitments to oil and gas companies of $145.5 million as of December 31, 2016, of which $72.1 million were to production companies and $73.4 million were to service companies. Total unfunded commitments to producers include letters of credit issued in lieu of oil well plugging bonds.

(ii) Commercial Real Estate. The Company makes commercial real estate loans collateralized by owner-occupied and nonowner-occupied real estate to finance the purchase of real estate. The Company’s commercial real estate loans are collateralized by first liens on real estate, typically have variable interest rates (or five year or less fixed rates) and amortize over a 15- to 20-year period. Payments on loans secured by nonowner-occupied properties are often dependent on the successful operation or management of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than other types of loans. The Company seeks to minimize these risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition in connection with underwriting these loans. The underwriting analysis also includes credit verification, analysis of global cash flow, appraisals and a review of the financial condition of the borrower. At March 31, 2017, approximately 46.1% of the outstanding principal balance of the Company’s commercial real estate loans were secured by owner-occupied properties.

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

Nonperforming assets decreased $7.1 million or 14.7%, to $41.2 million, at March 31, 2017 compared with $48.3 million at December 31, 2016, of which $23.1 million and $24.0 million, respectively, were attributable to acquired loans. This decrease was primarily attributable to three loans that were charged off and two loans that were paid off during the three months ended March 31, 2017.

The following tables present information regarding nonperforming assets differentiated among legacy loans, acquired legacy loans, Non-PCI loans and PCI loans, as of the dates indicated:

	March 31, 2017
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total
	(Dollars in thousands)
Nonaccrual loans (1)	$3,322	$14,233	$5,226	$1,579	$24,360
Accruing loans 90 or more days past due	17	475	20	368	880
Total nonperforming loans	3,339	14,708	5,246	1,947	25,240
Repossessed assets	20	225	16	—	261
Other real estate	14,749	—	112	837	15,698
Total nonperforming assets	$18,108	$14,933	$5,374	$2,784	$41,199

Nonperforming assets to total loans and other real estate by category	0.23%	1.96%	0.56%	10.36%	0.42%

	December 31, 2016
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total
	(Dollars in thousands)
Nonaccrual loans (1)	$9,983	$12,703	$6,210	$2,746	$31,642
Accruing loans 90 or more days past due	903	—	53	—	956
Total nonperforming loans	10,886	12,703	6,263	2,746	32,598
Repossessed assets	—	225	16	—	241
Other real estate	13,442	1,178	70	773	15,463
Total nonperforming assets	$24,328	$14,106	$6,349	$3,519	$48,302

Nonperforming assets to total loans and other real estate by category	0.32%	1.74%	0.59%	12.39%	0.50%

(1)	Includes troubled debt restructurings of $8.7 million and $97 thousand as of March 31, 2017 and December 31, 2016, respectively.

Nonperforming assets were 0.42% of total loans and other real estate at March 31, 2017 compared with 0.50% of total loans and other real estate at December 31, 2016. The allowance for credit losses as a percentage of total nonperforming loans was 333.2% at March 31, 2017 and 261.8% at December 31, 2016. For the three months ended March 31, 2017, the Company had three loans modified in troubled debt restructurings (TDRs) with a balance of $8.7 million at the date of restructure and a remaining recorded investment of $8.7 million at March 31, 2017. Total TDRs outstanding totaled $8.7 million at March 31, 2017.

Allowance for Credit Losses

The following table presents, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data:

	As of and for the Three Months Ended
	March 31,
	2017	2016
	(Dollars in thousands)
Average loans outstanding	$9,642,877	$9,700,554
Gross loans outstanding at end of period	$9,739,253	$9,654,408
Allowance for credit losses at beginning of period	$85,326	$81,384
Provision for credit losses	2,675	14,000
Charge-offs:
Commercial and industrial	(3,638)	(6,277)
Real estate and agriculture	(146)	(7,140)
Consumer and other	(824)	(848)
Recoveries:
Commercial and industrial	143	181
Real estate and agriculture	238	275
Consumer and other	321	439
Net charge-offs	(3,906)	(11,670)
Allowance for credit losses at end of period	$84,095	$83,714
Ratio of allowance to end of period loans	0.86%	0.87%
Ratio of net charge-offs to average loans (annualized)	0.16%	0.48%
Ratio of allowance to end of period nonperforming loans	333.2%	208.3%

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

Non-PCI loans which were not deemed impaired subsequent to the acquisition date are considered non-impaired and are evaluated as part of the general valuation allowance.  Non-PCI loans that have not become impaired subsequent to acquisition are segregated into a pool for each acquisition for allowance calculation purposes.  For each pool, the Company estimates a hypothetical allowance for credit losses also referred to as an “indicated reserve” that is calculated in accordance with U.S. generally accepted accounting principles (“GAAP”) requirements.  The Company uses the acquired bank’s past loss history adjusted for qualitative factors to establish the indicated reserve.  The indicated reserve for each pool of Non-PCI loans is compared with the remaining discount for the respective pool to test for credit quality deterioration and the possible need for a loan loss provision.  To the extent the remaining discount of the pool is greater than the indicated reserve, no additional allowance is necessary. If the remaining discount of the pool is less than the indicated reserve, the difference results in an increase to the allowance recorded through a provision for credit losses.

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

	As of and for the Three Months Ended March 31, 2017
	Legacy	Acquired
	Loans	Loans	Total
	(Dollars in thousands)
Average loans outstanding	$7,807,701	$1,835,176	$9,642,877
Gross loans outstanding at end of period	$7,986,973	$1,752,280	$9,739,253
Allowance for credit losses at beginning of period	$73,846	$11,480	$85,326
Provision for credit losses	1,769	906	2,675
Charge-offs:
Commercial and industrial	(1,743)	(1,895)	(3,638)
Real estate and agriculture	(142)	(4)	(146)
Consumer and other	(816)	(8)	(824)
Recoveries:
Commercial and industrial	119	24	143
Real estate and agriculture	74	164	238
Consumer and other	305	16	321
Net charge-offs	(2,203)	(1,703)	(3,906)
Allowance for credit losses at end of period	$73,412	$10,683	$84,095
Ratio of allowance to end of period loans	0.92%	0.61%	0.86%
Ratio of net charge-offs to average loans (annualized)	0.11%	0.37%	0.16%
Ratio of allowance to end of period nonperforming loans	2,198.6%	48.8%	333.2%

	As of and for the Three Months Ended March 31, 2016
	Legacy	Acquired
	Loans	Loans	Total
	(Dollars in thousands)
Average loans outstanding	$7,266,801	$2,433,753	$9,700,554
Gross loans outstanding at end of period	$7,212,521	$2,441,887	$9,654,408
Allowance for credit losses at beginning of period	$64,909	$16,475	$81,384
Provision for credit losses	10,099	3,901	14,000
Charge-offs:
Commercial and industrial	(61)	(6,216)	(6,277)
Real estate and agriculture	(7,074)	(66)	(7,140)
Consumer and other	(831)	(17)	(848)
Recoveries:
Commercial and industrial	628	1,253	1,881
Real estate and agriculture	261	14	275
Consumer and other	436	3	439
Net charge-offs	(6,641)	(5,029)	(11,670)
Allowance for credit losses at end of period	$68,367	$15,347	$83,714
Ratio of allowance to end of period loans	0.95%	0.63%	0.87%
Ratio of net charge-offs to average loans (annualized)	0.37%	0.83%	0.48%
Ratio of allowance to end of period nonperforming loans	370.5%	70.6%	208.3%

The Company had gross charge-offs on legacy loans of $2.7 million during the three months ended March 31, 2017. Partially offsetting these charge-offs were recoveries on legacy loans of $498 thousand. Gross charge-offs on acquired loans were $1.9 million during the three months ended March 31, 2017. Partially offsetting these charge-offs were recoveries on acquired loans of $204 thousand. Total charge-offs for the three months ended March 31, 2017 were $4.6 million, partially offset by total recoveries of $702 thousand.

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

	March 31, 2017
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total Allowance	Percent of Loans to Total Loans
	(Dollars in thousands)
Balance of allowance for credit losses applicable to:
Commercial and industrial	$30,121	$7,552	$9	—	$37,682	16.0%
Real estate	39,107	2,231	71	—	41,409	74.5%
Agriculture and agriculture real estate	2,810	764	10	—	3,584	6.8%
Consumer and other	1,374	44	2	—	1,420	2.7%
Total allowance for credit losses	$73,412	$10,591	$92	$—	$84,095	100.0%

	December 31, 2016
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total Allowance	Percent of Loans to Total Loans
	(Dollars in thousands)
Balance of allowance for credit losses applicable to:
Commercial and industrial	$28,049	$7,690	$66	$31	$35,836	16.0%
Real estate	41,254	2,455	102	—	43,811	74.2%
Agriculture and agriculture real estate	2,982	1,074	17	—	4,073	7.0%
Consumer and other	1,561	45	—	—	1,606	2.8%
Total allowance for credit losses	$73,846	$11,264	$185	$31	$85,326	100.0%

At March 31, 2017, the allowance for credit losses totaled $84.1 million compared with $85.3 million at December 31, 2016, a decrease of $1.2 million or 1.4%. The allowance for credit losses at March 31, 2017 totaled 0.86% of total loans compared with 0.89% of total loans at December 31, 2016.

At March 31, 2017, $73.4 million of the allowance was attributable to legacy loans compared with $73.8 million of the allowance at December 31, 2016, a decrease of $434 thousand or 0.6%. This change was primarily attributable to a decrease in specific reserves and improving environmental factors, partially offset by an increase in the legacy loan balance. At March 31, 2017, $10.6 million of the allowance for credit losses was attributable to acquired legacy loans compared with $11.3 million of the allowance at December 31, 2016, a decrease of $673 thousand or 6.0%. This change was primarily attributable to a decrease in the acquired legacy loan balance and improving environmental factors, partially offset by an increase in specific reserves.  At March 31, 2017, $92 thousand of the allowance for credit losses was attributable to Non-PCI loans compared with $185 thousand of the allowance at December 31, 2016, a decrease of $93 thousand or 50.3%. This change was primarily attributable to a decrease in specific reserves. At March 31, 2017, none of the allowance for credit losses was attributable to PCI loans compared with $31 thousand of the allowance at December 31, 2016, a decrease of $31 thousand or 100.0%. This decrease was primarily attributable to specific reserves identified for a loan that was charged off during the first quarter of 2017.

At March 31, 2017, the Company had $54.5 million of total outstanding discounts on Non-PCI and PCI loans, of which $41.4 million was accretable.

The Company believes that the allowance for credit losses at March 31, 2017 is adequate to cover estimated losses in the loan portfolio as of such date. Nevertheless, the Company could sustain losses in future periods which could be substantial in relation to the size of the allowance at March 31, 2017.

Securities

The carrying cost of securities totaled $9.85 billion at March 31, 2017 compared with $9.73 billion at December 31, 2016, an increase of $128.0 million or 1.3%. At March 31, 2017, securities represented 43.8% of total assets compared with 43.6% of total assets at December 31, 2016.

The amortized cost and fair value of investment securities were as follows:

	March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$1,815	$5	$—	$1,820
Collateralized mortgage obligations	115,235	648	(87)	115,796
Mortgage-backed securities	77,588	1,853	(153)	79,288
Other securities	12,588	22	(87)	12,523
Total	$207,226	$2,528	$(327)	$209,427
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$33,561	$493	$(3)	$34,051
States and political subdivisions	363,139	4,268	(299)	367,108
Collateralized mortgage obligations	799	5	(3)	801
Mortgage-backed securities	9,247,094	31,618	(163,008)	9,115,704
Other securities	100	—	—	100
Total	$9,644,693	$36,384	$(163,313)	$9,517,764

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$1,915	$5	$—	$1,920
Collateralized mortgage obligations	120,478	240	(119)	120,599
Mortgage-backed securities	84,024	2,004	(165)	85,863
Other securities	12,588	252	(46)	12,794
Total	$219,005	$2,501	$(330)	$221,176
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$33,523	$497	$—	$34,020
States and political subdivisions	384,015	3,934	(1,328)	386,621
Collateralized mortgage obligations	850	6	(5)	851
Mortgage-backed securities	9,086,422	30,880	(199,439)	8,917,863
Other securities	100	—	—	100
Total	$9,504,910	$35,317	$(200,772)	$9,339,455

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

As of March 31, 2017, management does not have the intent to sell any of the securities classified as available for sale and believes that it is more likely than not that the Company will not have to sell any such securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of March 31, 2017, management believes any impairment in the Company’s securities is temporary, and therefore no impairment loss has been realized in the Company’s consolidated statements of income.

Deposits

Total deposits were $17.04 billion at March 31, 2017 compared with $17.31 billion at December 31, 2016, a decrease of $271.7 million or 1.6%.  At March 31, 2017, noninterest-bearing deposits totaled $5.30 billion compared with $5.19 billion at December 31, 2016, an increase of $108.3 million or 2.1%. Interest-bearing deposits totaled $11.74 billion at March 31, 2017 compared with $12.12 billion at December 31, 2016, a decrease of $380.0 million or 3.1%.

Average deposits for the three months ended March 31, 2017 were $17.18 billion, a decrease of $745.5 million or 4.2%, compared with $17.93 billion for the three months ended March 31, 2016. This change was primarily due to a decrease in municipal account balances as public entities moved investment funds into higher-yielding investments available in the marketplace. The ratio of average interest-bearing deposits to total average deposits was 70.1% during the first three months of 2017 compared to 71.6% during the first three months of 2016.

The following table summarizes the daily average balances and weighted average rates paid on deposits for the periods indicated below:

	Three Months Ended March 31,
	2017		2016
	Average Balance	Average Rate (1)	Average Balance	Average Rate (1)
	(Dollars in thousands)
Interest-bearing demand deposits	$4,136,260	0.25%	$4,442,652	0.25%
Regular savings	2,145,468	0.25%	1,975,343	0.25%
Money market savings	3,391,887	0.27%	3,844,818	0.28%
Certificates, IRAs and other time deposits	2,366,857	0.64%	2,577,676	0.55%
Total interest-bearing deposits	12,040,472	0.33%	12,840,489	0.32%
Noninterest-bearing deposits	5,140,010		5,085,456
Total deposits	$17,180,482	0.23%	$17,925,945	0.23%

(1)	Annualized and based on average balances on an actual 365 day or 366 day basis for the three months ended March 31, 2017 and 2016.

Other Borrowings

The following table presents the Company’s borrowings as of the dates indicated:

	March 31, 2017	December 31, 2016
	(Dollars in thousands)
FHLB advances	$1,265,000	$985,000
FHLB long-term notes payable	5,644	5,781
Total other borrowings	1,270,644	990,781
Securities sold under repurchase agreements	335,875	320,430
Total	$1,606,519	$1,311,211

FHLB advances and long-term notes payable— The Company has an available line of credit with the FHLB of Dallas, which allows the Company to borrow on a collateralized basis. FHLB advances are considered short-term borrowings and are used to manage liquidity as needed. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At March 31, 2017, the Company had total funds of $5.35 billion available under this agreement, of which $1.3 million was outstanding. FHLB advances of $1.3 billion were outstanding at March 31, 2017, at a weighted average rate of 1.00%. Long-term notes payable were $5.6 million at March 31, 2017, with a weighted average rate of 5.67%. The maturity dates on the FHLB notes payable range from the years 2018 to 2028 and have interest rates ranging from 4.51% to 6.10%.

Securities sold under repurchase agreements— At March 31, 2017, the Company had $335.9 million in securities sold under repurchase agreements with banking customers compared with $320.4 million at December 31, 2016, an increase of $15.4 million or 4.8%.  Repurchase agreements are generally settled on the following business day; however, approximately $11.1 million of the repurchase agreements outstanding at March 31, 2017 have maturity dates ranging from 6 to 24 months. All securities sold under agreements to repurchase are collateralized by certain pledged securities.

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

As of March 31, 2017, the Company had outstanding $2.1 billion in commitments to extend credit and $77.5 million in commitments associated with outstanding standby letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

The Company has no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of March 31, 2017, the Company had cash and cash equivalents of $325.7 million compared with $437.4 million at December 31, 2016, a decrease of $111.6 million or 25.5%. The decrease was primarily due to the net decrease in deposits of $271.6 million, the purchase of held-to-maturity securities of $574.3 million and the net increase in loans held for investment of $121.7 million. Partially offsetting the decrease were proceeds from maturities and principal paydowns of held-to-maturity securities of $424.8 million, net proceeds from other short-term borrowings of $280 million and net income of $68.6 million.

Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of March 31, 2017 (other than deposit obligations). The payments do not include pre-payment options that may be available to the Company. The Company’s future cash payments associated with its contractual obligations pursuant to its FHLB borrowings and operating leases as of March 31, 2017 are summarized below. Payments for FHLB borrowings include interest of $596 thousand that will be paid over the future periods.  Payments related to leases are based on actual payments specified in underlying contracts.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Federal Home Loan Bank notes payable	$1,265,871	$4,648	$523	$198	$1,271,240
Operating leases	5,185	7,495	3,887	3,837	20,404
Total	$1,271,056	$12,143	$4,410	$4,035	$1,291,644

Off-Balance Sheet Items

In the normal course of business, the Company enters into various transactions that in accordance with GAAP, are not included in its consolidated balance sheets. The Company enters into these transactions to meet the financing needs of its customers. These transactions include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the consolidated balance sheets.

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit as of March 31, 2017 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$55,466	$21,513	$544	$—	$77,523
Commitments to extend credit	993,282	333,635	166,589	586,811	2,080,317
Total	$1,048,748	$355,148	$167,133	$586,811	$2,157,840

Capital Resources

Total shareholders’ equity was $3.69 billion at March 31, 2017 compared with $3.64 billion at December 31, 2016, an increase of $46.8 million or 1.3%. The increase was primarily the result of net income of $68.6 million, partially offset by dividends paid on common stock of $23.6 million for the three months ended March 31, 2017.

The Basel III Capital Rules adopted by the federal regulatory authorities in 2013 substantially revised the risk-based capital requirements applicable to the Company and the Bank. The Basel III Capital Rules became effective for the Company on January 1, 2015, subject to a phase-in period for certain provisions. The Basel III Capital Rules require a capital conservation buffer with respect to each of the Common Equity Tier 1, Tier 1 risk-based and total risk-based capital ratios, which provides for capital levels that exceed the minimum risk-based capital adequacy requirements.  The capital conservation buffer is subject to a three year phase-in period that began on January 1, 2016 and will be fully phased-in on January 1, 2019 at 2.5%.  The required phase-in capital conservation buffer during 2017 is 1.25%.  A financial institution with a conservation buffer of less than the required amount will be subject to limitations on capital distributions, including dividend payments and stock repurchases, and certain discretionary bonus payments to executive officers.

Financial institutions are categorized by the FDIC based on minimum Common Equity Tier 1, Tier 1 risk-based, total risk-based and Tier 1 leverage ratios. As of March 31, 2017, the Bank’s capital ratios were above the levels required for the Bank to be designated as “well capitalized.”

The following table provides a comparison of the Company’s and the Bank’s risk-weighted and leverage capital ratios to the minimum and well-capitalized regulatory standards as of March 31, 2017:

	Minimum Required For Capital Adequacy Purposes		Minimum Required Plus Capital Conservation Buffer for 2017	To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio as of March 31, 2017
The Company
CET1 capital (to risk weighted assets)	4.50%		5.75%	N/A	14.45%
Tier 1 capital (to risk weighted assets)	6.00%		7.25%	N/A	14.45%
Total capital (to risk weighted assets)	8.00%		9.25%	N/A	15.14%
Tier 1 capital (to average assets)	4.00%	(1)	4.00%	N/A	8.62%

The Bank
CET1 capital (to risk weighted assets)	4.50%		5.75%	6.50%	14.32%
Tier 1 capital (to risk weighted assets)	6.00%		7.25%	8.00%	14.32%
Total capital (to risk weighted assets)	8.00%		9.25%	10.00%	15.01%
Tier 1 capital (to average assets)	4.00%	(2)	4.00%	5.00%	8.54%

(1)	The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.
(2)	The FDIC may require the Bank to maintain a leverage ratio above the required minimum.
ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company manages market risk, which for the Company is primarily interest rate risk, through its Asset Liability Committee which is composed of senior officers of the Company, in accordance with policies approved by the Company’s Board of Directors.

The Company uses simulation analysis to examine the potential effects of market changes on net interest income and market value. The Company considers macroeconomic variables, Company strategy, liquidity and other factors as it quantifies market risk. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Sensitivity and Liquidity” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 28, 2017, for further discussion.

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes in the Company’s risk factors from those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

PROSPERITY BANCSHARES, INC. ® (Registrant)

Date: 05/08/17	/S/ DAVID ZALMAN
David Zalman
Chairman and Chief Executive Officer

Date: 05/08/17	/S/ DAVID HOLLAWAY
David Hollaway
Chief Financial Officer