Form 10-Q
period 2017-06-30
PROSPERITY BANCSHARES INC
filed 2017-08-07
CIK 1068851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

As of August 3, 2017, there were 69,486,262 outstanding shares of the registrant’s Common Stock, par value $1.00 per share.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2017	2016
	(Dollars in thousands, except par value)
ASSETS
Cash and due from banks	$321,958	$436,203
Federal funds sold	757	1,178
Total cash and cash equivalents	322,715	437,381
Available for sale securities, at fair value	253,130	221,176
Held to maturity securities, at cost (fair value of $9,301,875 and $9,339,455, respectively)	9,329,065	9,504,910
Total securities	9,582,195	9,726,086
Loans held for sale	26,094	26,975
Loans held for investment	9,837,925	9,595,085
Total loans	9,864,019	9,622,060
Less: allowance for credit losses	(83,783)	(85,326)
Loans, net	9,780,236	9,536,734
Accrued interest receivable	52,661	53,310
Goodwill	1,900,845	1,900,845
Core deposit intangibles, net	42,150	45,784
Bank premises and equipment, net	256,511	262,083
Other real estate owned	15,472	15,463
Bank owned life insurance (BOLI)	252,365	247,116
Federal Home Loan Bank of Dallas stock	69,510	55,430
Other assets	21,883	50,840
TOTAL ASSETS	$22,296,543	$22,331,072
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$5,397,293	$5,190,973
Interest-bearing	11,673,237	12,116,329
Total deposits	17,070,530	17,307,302
Other borrowings	1,035,506	990,781
Securities sold under repurchase agreements	346,324	320,430
Accrued interest payable	2,833	2,319
Other liabilities	105,162	67,929
Total liabilities	18,560,355	18,688,761
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $1 par value; 200,000,000 shares authorized; 69,488,012 shares issued and outstanding at June 30, 2017; 69,491,012 shares issued and outstanding at December 31, 2016	69,488	69,491
Capital surplus	2,031,684	2,028,129
Retained earnings	1,633,150	1,543,280
Accumulated other comprehensive income—net unrealized gain on available for sale securities, net of tax of $1,005 and $760, respectively	1,866	1,411
Total shareholders’ equity	3,736,188	3,642,311
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$22,296,543	$22,331,072

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$114,975	$118,297	$226,685	$242,819
Securities	52,912	51,097	106,069	103,670
Federal funds sold	160	65	343	161
Total interest income	168,047	169,459	333,097	346,650
INTEREST EXPENSE:
Deposits	11,441	10,045	21,349	20,251
Other borrowings	4,040	710	6,516	1,192
Securities sold under repurchase agreements	335	234	566	446
Junior subordinated debentures	—	3	—	37
Total interest expense	15,816	10,992	28,431	21,926
NET INTEREST INCOME	152,231	158,467	304,666	324,724
PROVISION FOR CREDIT LOSSES	2,750	6,000	5,425	20,000
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	149,481	152,467	299,241	304,724
NONINTEREST INCOME:
Nonsufficient funds (NSF) fees	7,805	8,031	15,894	16,220
Credit card, debit card and ATM card income	6,186	5,929	12,139	11,756
Service charges on deposit accounts	5,405	4,610	10,826	9,200
Trust income	2,271	1,762	4,426	3,789
Mortgage income	1,107	1,772	2,373	3,243
Brokerage income	427	1,286	915	2,576
Net (loss) gain on sale of assets	(3,783)	332	(2,024)	1,352
Gain on sale of securities	3,270	—	3,270	—
Other	5,092	4,751	10,785	11,130
Total noninterest income	27,780	28,473	58,604	59,266
NONINTEREST EXPENSE:
Salaries and employee benefits	47,343	48,224	95,787	98,338
Net occupancy and equipment	5,460	5,741	10,963	11,365
Credit and debit card, data processing and software amortization	4,216	4,164	8,301	8,594
Regulatory assessments and FDIC insurance	3,548	3,447	7,097	6,877
Core deposit intangibles amortization	1,719	2,334	3,634	4,556
Depreciation	3,051	3,286	6,154	6,635
Communications	2,664	2,981	5,366	5,920
Other real estate expense	57	50	142	92
Other	8,384	9,008	17,060	17,386
Total noninterest expense	76,442	79,235	154,504	159,763
INCOME BEFORE INCOME TAXES	100,819	101,705	203,341	204,227
PROVISION FOR INCOME TAXES	32,265	33,634	66,222	67,205
NET INCOME	$68,554	$68,071	$137,119	$137,022
EARNINGS PER SHARE:
Basic	$0.99	$0.98	$1.97	$1.96
Diluted	$0.99	$0.98	$1.97	$1.96

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Net income	$68,554	$68,071	$137,119	$137,022
Other comprehensive gain, before tax:
Securities available for sale:
Change in unrealized gain during period	671	(790)	700	(642)
Total other comprehensive gain	671	(790)	700	(642)
Deferred taxes related to other comprehensive gain	(235)	277	(245)	225
Other comprehensive gain, net of tax	436	(513)	455	(417)
Comprehensive income	$68,990	$67,558	$137,574	$136,605

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

					Accumulated
					Other		Total
	Common Stock		Capital	Retained	Comprehensive	Treasury	Shareholders’
	Shares	Amount	Surplus	Earnings	Income	Stock	Equity
	(In thousands, except share and per share data)
BALANCE AT DECEMBER 31, 2015	70,058,761	$70,059	$2,036,378	$1,355,040	$2,040	$(607)	$3,462,910
Net income				137,022			137,022
Other comprehensive income					(417)		(417)
Common stock issued in connection with the exercise of stock options and restricted stock awards, net	23,800	24	174				198
Common stock issued in connection with the acquisition of Tradition Bancshares, Inc.	679,528	679	31,843				32,522
Treasury stock cancellation	(37,088)	(37)	(570)			607	—
Common stock repurchase	(1,244,890)	(1,245)	(49,812)				(51,057)
Stock based compensation expense			5,166				5,166
Cash dividends declared, $0.6000 per share				(41,760)			(41,760)
BALANCE AT JUNE 30, 2016	69,480,111	$69,480	$2,023,179	$1,450,302	$1,623	$—	$3,544,584

BALANCE AT DECEMBER 31, 2016	69,491,012	$69,491	$2,028,129	$1,543,280	$1,411	$—	$3,642,311
Net income				137,119			137,119
Other comprehensive income					455		455
Common stock issued in connection with the exercise of stock options and restricted stock awards, net	(3,000)	(3)	151				148
Stock based compensation expense			3,404				3,404
Cash dividends declared, $0.6800 per share				(47,249)			(47,249)
BALANCE AT JUNE 30, 2017	69,488,012	$69,488	$2,031,684	$1,633,150	$1,866	$—	$3,736,188

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2017	2016
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$137,119	$137,022
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and core deposit intangibles amortization	9,788	11,191
Provision for credit losses	5,425	20,000
Net amortization of premium on investments	19,286	20,660
Net (gain) loss on sale of other real estate	(81)	333
Gain on sale of investment securities	(3,270)	—
Net loss (gain) on sale of assets	2,024	(1,352)
Net accretion of discount on loans	(9,224)	(23,798)
Net accretion of discount on deposits	(138)	(360)
Gain on sale of loans	(2,180)	(2,961)
Proceeds from sale of loans held for sale	110,953	128,340
Originations of loans held for sale	(108,374)	(133,277)
Stock based compensation expense	3,404	5,166
Decrease in accrued interest receivable and other assets	5,410	56,165
Increase in accrued interest payable and other liabilities	37,747	9,817
Net cash provided by operating activities	207,889	226,946

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of held to maturity securities	921,196	883,538
Purchase of held to maturity securities	(761,188)	(395,228)
Proceeds from maturities and principal paydowns of available for sale securities	7,221,960	7,314,308
Purchase of available for sale securities	(7,253,393)	(7,351,075)
Net (increase) decrease in loans held for investment	(241,520)	27,634
Purchase of bank premises and equipment	(3,490)	(3,361)
Proceeds from sale of bank premises, equipment and other real estate	6,996	6,910
Net cash used in the purchase of Tradition Bancshares, Inc.	—	(8,963)
Net cash (used in) provided by investing activities	(109,439)	473,763

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits	206,320	(429,921)
Net decrease in interest-bearing deposits	(442,954)	(520,620)
Net proceeds from other short-term borrowings	45,000	115,000
Repayments of other long-term borrowings	(275)	(350)
Net increase in securities sold under repurchase agreements	25,894	4,748
Redemption of junior subordinated debentures	—	(7,217)
Proceeds from stock option exercises	148	198
Repurchase of common stock	—	(51,057)
Payments of cash dividends	(47,249)	(41,760)
Net cash used in financing activities	(213,116)	(930,979)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(114,666)	(230,270)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	437,381	563,962
CASH AND CASH EQUIVALENTS, END OF PERIOD	$322,715	$333,692

NONCASH ACTIVITIES:
Stock issued in connection with the Tradition Bancshares, Inc. acquisition	$—	$32,522
Acquisition of real estate through foreclosure of collateral	1,371	13,855

SUPPLEMENTAL INFORMATION:
Income taxes paid	$63,785	$48,832
Interest paid	27,917	21,597

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(UNAUDITED)

1. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Prosperity Bancshares, Inc.® (“Bancshares”) and its wholly-owned subsidiary, Prosperity Bank® (the “Bank,” and together with Bancshares, the “Company”). All intercompany transactions and balances have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis; and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Operating results for the six-month period ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any other period.

2. INCOME PER COMMON SHARE

Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares.  The following table illustrates the computation of basic and diluted earnings per share:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in thousands, except per share data)
Net income	$68,554		$68,071		$137,119		$137,022
Basic:
Weighted average shares outstanding	69,487	$0.99	69,565	$0.98	69,483	$1.97	69,869	$1.96
Diluted:
Add incremental shares for:
Effect of dilutive securities - options	—		9		1		8
Total	69,487	$0.99	69,574	$0.98	69,484	$1.97	69,877	$1.96

There were no stock options exercisable during the three and six months ended June 30, 2017 or 2016 that would have had an anti-dilutive effect on the above computation.

3. NEW ACCOUNTING STANDARDS

Accounting Standards Updates (“ASU”)

ASU 2017-09, “Compensation—Stock Compensation (Topic 718).” ASU 2017-09 clarifies when changes to the terms or conditions of a share-based payment award must be accounted for as modifications. Under the amendments in this update, an entity should account for changes to the terms or conditions of a share-based payment as a modification unless all of the following are met: 1) the fair value of the modified award is the same as the fair value of the original award immediately before modification, 2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before modification and 3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before modification. ASU 2017-09 will be effective for the Company on January 1, 2018 and is not expected to have a significant impact on the Company’s financial statements.

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

JUNE 30, 2017

(UNAUDITED)

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

ASU 2016-18, “Statement of Cash Flows (Topic 230)—Restricted Cash.” ASU 2016-18 requires the Statement of Cash Flows to explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, restricted cash or cash equivalents should be included with cash and cash equivalents when recording the beginning-of-period and end-of-period total amounts on the Statement of Cash Flows. ASU 2016-18 will be effective for the Company on January 1, 2018 and is not expected to have a significant impact on the Company’s financial statements.

ASU 2016-15, “Statement of Cash Flows (Topic 230)—Classification of Certain Cash Receipts and Cash Payments.” ASU 2016-15 addresses certain cash receipts and cash payments with the objective of reducing the existing diversity in practice. ASU 2016‑15 will be effective for the Company on January 1, 2018 and is not expected to have a significant impact on the Company's financial statements.

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(UNAUDITED)

ASU 2016-09, “Compensation - Stock Compensation (Topic 718)—Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 simplifies the accounting for share-based awards paid to employees. The amended guidance 1) requires excess tax benefits and tax deficiencies on share-based awards payments to employees to be recognized directly to income tax expense or benefit in the Consolidated Statement of Income rather than to capital surplus; 2) requires excess tax benefits to be included as operating activities on the Consolidated Statements of Cash Flows; 3) provides entities with the option of making an accounting policy election to account for forfeitures of share-based payments as they occur instead of estimating the awards expected to be forfeited; and 4) changes the threshold to qualify for equity classification to permit withholdings up to the maximum statutory tax rate in the applicable jurisdiction. In addition, excess tax benefits and tax deficiencies are considered discrete items in the reporting period they occur and are not included in the estimate of an entity’s annual effective tax rate.  The Company adopted ASU 2016-09 on January 1, 2017 and elected to recognize forfeitures as they occur. Implementation of ASU 2016-09 will add volatility to tax expense as the Company’s stock price changes.  The adoption of ASU 2016-09 did not have a significant impact on the Company’s financial statements.

ASU 2016-08, “Revenue from Contracts with Customers (Topic 606)—Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” ASU 2016-08 states that when another party is involved in providing goods or services to a customer, an entity is required to determine whether the nature of its promise is to provide the specified good or service itself (that is, the entity is a principal) or to arrange for that good or service to be provided by the other party (that is, the entity is an agent). Additionally, when a principal entity satisfies a performance obligation, the entity recognizes revenue in the gross amount of consideration to which it expects to be entitled in exchange for the specified good or service transferred to the customer, but when an agent entity satisfies a performance obligation, the entity recognizes revenue in the amount of any fee or commission to which it expects to be entitled in exchange for arranging for the specified good or service to be provided by the other party. The amendments in this update affect the guidance in ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” which is effective January 1, 2018. The Company is in the process of evaluating the impact of this guidance and does not currently anticipate a significant impact on the Company’s financial statements.

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

ASU 2016-01, “Financial Instruments—Overall (Subtopic 825-10)—Recognition and Measurement of Financial Assets and Financial Liabilities.” ASU 2016-01 addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 1) requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income; 2) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; 3) eliminates the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities; 4) eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; 5) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; 6) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; 7) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements; and 8) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in this update affect all entities that hold financial assets or owe financial liabilities. ASU 2016-01 is effective for the Company beginning January 1, 2018, and is not expected to have a significant impact on the Company’s financial statements.

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(UNAUDITED)

application with a cumulative-effect adjustment, if such adjustment is significant. The Company continues to evaluate the requirements of ASU 2014-09, but it is not expected to have a significant impact on the Company’s financial statements.

4. SECURITIES

The amortized cost and fair value of investment securities were as follows:

	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$1,816	$4	$—	$1,820
Collateralized mortgage obligations	109,856	1,371	(35)	111,192
Mortgage-backed securities	125,999	1,711	(237)	127,473
Other securities	12,588	136	(79)	12,645
Total	$250,259	$3,222	$(351)	$253,130
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$32,119	$459	$—	$32,578
States and political subdivisions	356,304	6,353	(48)	362,609
Collateralized mortgage obligations	749	6	(2)	753
Mortgage-backed securities	8,939,893	43,512	(77,470)	8,905,935
Other securities	—	—	—	—
Total	$9,329,065	$50,330	$(77,520)	$9,301,875

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$1,915	$5	$—	$1,920
Collateralized mortgage obligations	120,478	240	(119)	120,599
Mortgage-backed securities	84,024	2,004	(165)	85,863
Other securities	12,588	252	(46)	12,794
Total	$219,005	$2,501	$(330)	$221,176
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$33,523	$497	$—	$34,020
States and political subdivisions	384,015	3,934	(1,328)	386,621
Collateralized mortgage obligations	850	6	(5)	851
Mortgage-backed securities	9,086,422	30,880	(199,439)	8,917,863
Other securities	100	—	—	100
Total	$9,504,910	$35,317	$(200,772)	$9,339,455

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(UNAUDITED)

In determining OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at the time of such determination.

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

Management has the ability and intent to hold the securities classified as held-to-maturity until they mature, at which time the Company will receive full value for the securities. Furthermore, as of June 30, 2017, management does not have the intent to sell any of the securities classified as available for sale before a recovery of cost. In addition, management believes it is more likely than not that the Company will not be required to sell any of its investment securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of June 30, 2017, management believes any impairment in the Company’s securities is temporary, and therefore no impairment loss has been recognized in the Company’s consolidated statement of income.

Securities with unrealized losses, segregated by length of time, that have been in a continuous loss position were as follows:

	June 30, 2017
	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$3,128	$(35)	$—	$—	$3,128	$(35)
Mortgage-backed securities	40,134	(233)	2,293	(4)	42,427	(237)
Other securities	1,658	(79)	—	—	1,658	(79)
Total	$44,920	$(347)	$2,293	$(4)	$47,213	$(351)
Held to Maturity
States and political subdivisions	21,966	(17)	3,928	(31)	25,894	(48)
Collateralized mortgage obligations	113	(2)	—	—	113	(2)
Mortgage-backed securities	5,152,838	(75,322)	82,127	(2,148)	5,234,965	(77,470)
Total	$5,174,917	$(75,341)	$86,055	$(2,179)	$5,260,972	$(77,520)

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

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

At June 30, 2017 and December 31, 2016, there were 248 securities and 276 securities, respectively, in an unrealized loss position for more than 12 months.

The amortized cost and fair value of investment securities at June 30, 2017, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$28,795	$28,889	$13,098	$13,155
Due after one year through five years	185,754	187,765	1,306	1,310
Due after five years through ten years	153,857	158,089	—	—
Due after ten years	20,017	20,444	—	—
Subtotal	388,423	395,187	14,404	14,465
Mortgage-backed securities and collateralized mortgage obligations	8,940,642	8,906,688	235,855	238,665
Total	$9,329,065	$9,301,875	$250,259	$253,130

The Company recorded a $3.3 million gain on sale of securities for the three and six months ended June 30, 2017 and no gain or loss on sale of securities for the three and six months ended June 30, 2016. As of June 30, 2017, the Company did not own any non-agency collateralized mortgage obligations.

At June 30, 2017 and December 31, 2016, the Company did not own securities of any one issuer (other than the U.S. government and its agencies) for which aggregate adjusted cost exceeded 10% of the consolidated shareholders’ equity at such respective dates.

Securities with an amortized cost of $5.05 billion and $5.64 billion and a fair value of $5.01 billion and $5.51 billion at June 30, 2017 and December 31, 2016, respectively, were pledged to collateralize public deposits and for other purposes required or permitted by law.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(UNAUDITED)

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The loan portfolio consists of various types of loans and is categorized by major type as follows:

	June 30, 2017	December 31, 2016
	(Dollars in thousands)
Residential mortgage loans held for sale	$26,094	$26,975

Commercial and industrial	1,489,563	1,539,439
Real estate:
Construction, land development and other land loans	1,383,539	1,263,923
1-4 family residential (includes home equity)	2,689,982	2,690,856
Commercial real estate (includes multi-family residential)	3,309,227	3,162,109
Farmland	503,792	484,588
Agriculture	195,436	187,748
Consumer and other	266,386	266,422
Total loans held for investment	9,837,925	9,595,085
Total	$9,864,019	$9,622,060

Concentrations of Credit. Most of the Company’s lending activity occurs within the states of Texas and Oklahoma. Commercial real estate loans, 1-4 family residential loans and construction, land development and other land loans make up 74.8% of the Company’s total loan portfolio at June 30, 2017. As of June 30, 2017 and December 31, 2016, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

Foreign Loans. The Company has U.S. dollar-denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at June 30, 2017 or December 31, 2016.

Related Party Loans. As of June 30, 2017 and December 31, 2016, loans outstanding to directors, officers and their affiliates totaled $3.6 million and $4.5 million, respectively. All transactions between the Company and such related parties are conducted in the ordinary course of business and made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related party loans is as follows:

	As of and for the six months ended June 30, 2017	As of and for the year ended December 31, 2016
	(Dollars in thousands)
Beginning balance on January 1	$4,493	$4,063
New loans	—	699
Repayments and reclassified related loans	(853)	(269)
Ending balance	$3,640	$4,493

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(UNAUDITED)

An aging analysis of past due loans, segregated by category of loan, is presented below:

	June 30, 2017
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Construction, land development and other land loans	$10,198	$—	$10,198	$216	$1,373,125	$1,383,539
Agriculture and agriculture real estate (includes farmland)	2,199	—	2,199	258	696,771	699,228
1-4 family (includes home equity) (1)	3,677	843	4,520	2,972	2,708,584	2,716,076
Commercial real estate (includes multi-family residential)	24,995	324	25,319	2,027	3,281,881	3,309,227
Commercial and industrial	7,249	446	7,695	24,928	1,456,940	1,489,563
Consumer and other	311	—	311	116	265,959	266,386
Total	$48,629	$1,613	$50,242	$30,517	$9,783,260	$9,864,019

	December 31, 2016
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Construction, land development and other land loans	$8,766	$514	$9,280	$73	$1,254,570	$1,263,923
Agriculture and agriculture real estate (includes farmland)	1,813	381	2,194	161	669,981	672,336
1-4 family (includes home equity) (1)	8,645	53	8,698	3,726	2,705,407	2,717,831
Commercial real estate (includes multi-family residential)	4,250	—	4,250	3,528	3,154,331	3,162,109
Commercial and industrial	8,290	8	8,298	23,999	1,507,142	1,539,439
Consumer and other	886	—	886	155	265,381	266,422
Total	$32,650	$956	$33,606	$31,642	$9,556,812	$9,622,060

(1) Includes $26.1 million and $27.0 million of residential mortgage loans held for sale at June 30, 2017 and December 31, 2016, respectively.

The following table presents information regarding nonperforming assets as of the dates indicated:

	June 30, 2017	December 31, 2016
	(Dollars in thousands)
Nonaccrual loans (1)	$30,517	$31,642
Accruing loans 90 or more days past due	1,613	956
Total nonperforming loans	32,130	32,598
Repossessed assets	16	241
Other real estate	15,472	15,463
Total nonperforming assets	$47,618	$48,302

Nonperforming assets to total loans and other real estate	0.48%	0.50%

(1) Includes troubled debt restructurings of $8.1 million and $97 thousand as of June 30, 2017 and December 31, 2016, respectively.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(UNAUDITED)

The Company had $47.6 million in nonperforming assets at June 30, 2017 compared with $48.3 million at December 31, 2016. Nonperforming assets were 0.48% of total loans and other real estate at June 30, 2017 compared with 0.50% of total loans and other real estate at December 31, 2016. These low nonperforming asset ratios are reflective of the Company’s conservative lending approach.

If interest on nonaccrual loans had been accrued under the original loan terms, approximately $1.8 million and $1.7 million would have been recorded as income for the six months ended June 30, 2017 and 2016, respectively.

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

PCI Loans.  The carrying amount of PCI loans included in the consolidated balance sheet and the related outstanding balance as of the dates indicated are presented in the table below. The outstanding balance represents the total amount owed as of June 30, 2017 and December 31, 2016.

	June 30, 2017	December 31, 2016
	(Dollars in thousands)
PCI loans:
Outstanding balance	$43,507	$51,640
Discount	(18,580)	(24,007)
Recorded investment	$24,927	$27,633

Changes in the accretable yield for acquired PCI loans for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Balance at beginning of period	$9,263	$13,175	$9,778	$5,664
Additions	—	—	—	10,222
Reclassifications from nonaccretable	1,210	2,311	2,178	7,431
Accretion	(1,716)	(3,471)	(3,199)	(11,302)
Balance at June 30	$8,757	$12,015	$8,757	$12,015

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(UNAUDITED)

Non-PCI Loans. The carrying amount of Non-PCI loans included in the consolidated balance sheet and the related outstanding balance as of the dates indicated are presented in the table below. The outstanding balance represents the total amount owed as of June 30, 2017 and December 31, 2016, including accrued but unpaid interest.

	June 30, 2017	December 31, 2016
	(Dollars in thousands)
Non-PCI loans:
Outstanding balance	$892,604	$1,115,061
Discount	(29,359)	(35,401)
Recorded investment	$863,245	$1,079,660

Changes in the discount accretion for Non-PCI loans for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Balance at beginning of period	$32,129	$50,509	$35,401	$54,734
Additions	—	—	—	3,491
Accretion charge-offs	(15)	(4)	(17)	(1,057)
Accretion	(2,755)	(5,833)	(6,025)	(12,496)
Balance at June 30	$29,359	$44,672	$29,359	$44,672

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

JUNE 30, 2017

(UNAUDITED)

Impaired loans are set forth in the following tables. No interest income was recognized on impaired loans subsequent to their classification as impaired. The average recorded investment presented in the tables below is reported on a year-to-date basis.

	June 30, 2017
	Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment
	(Dollars in thousands)
With no related allowance recorded:
Construction, land development and other land loans	$172	$185	$—	$93
Agriculture and agriculture real estate (includes farmland)	115	118	—	61
1-4 family (includes home equity)	2,576	2,829	—	2,513
Commercial real estate (includes multi-family residential)	291	319	—	1,738
Commercial and industrial	13,005	15,424	—	10,965
Consumer and other	116	186	—	117
Total	16,275	19,061	—	15,487

With an allowance recorded:
Construction, land development and other land loans	—	—	—	—
Agriculture and agriculture real estate (includes farmland)	143	178	5	149
1-4 family (includes home equity)	377	391	119	407
Commercial real estate (includes multi-family residential)	1,486	1,499	193	887
Commercial and industrial	10,607	10,771	3,729	11,967
Consumer and other	—	—	—	2
Total	12,613	12,839	4,046	13,412

Total:
Construction, land development and other land loans	172	185	—	93
Agriculture and agriculture real estate (includes farmland)	258	296	5	210
1-4 family (includes home equity)	2,953	3,220	119	2,920
Commercial real estate (includes multi-family residential)	1,777	1,818	193	2,625
Commercial and industrial	23,612	26,195	3,729	22,932
Consumer and other	116	186	—	119
	$28,888	$31,900	$4,046	$28,899

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

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

JUNE 30, 2017

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

The following table presents risk grades and PCI loans by category of loan at June 30, 2017. Impaired loans include loans in risk grades 7, 8 and 9, as well as any PCI loan that has a specific reserve allocated to it.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity) (1)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Grade 1	$—	$14,307	$—	$—	$59,161	$39,409	$112,877
Grade 2	2,117	4,412	29,870	31,730	11,320	26,289	105,738
Grade 3	1,291,229	593,020	2,612,139	2,966,019	1,099,256	182,159	8,743,822
Grade 4	82,803	75,632	57,124	245,370	203,648	7,156	671,733
Grade 5	3,516	10,774	5,645	28,020	50,777	6,203	104,935
Grade 6	2,385	437	3,679	20,913	38,631	5,054	71,099
Grade 7	172	258	2,953	1,777	23,610	116	28,886
Grade 8	—	—	—	—	2	—	2
Grade 9	—	—	—	—	—	—	—
PCI Loans (2)	1,317	388	4,666	15,398	3,158	—	24,927
Total	$1,383,539	$699,228	$2,716,076	$3,309,227	$1,489,563	$266,386	$9,864,019

(1) Includes $26.1 million of residential mortgage loans held for sale at June 30, 2017.

(2) Of the total PCI loans, $1.6 million were classified as substandard at June 30, 2017, with no specific reserves allocated to them.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

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

Allowance for Credit Losses. The allowance for credit losses is a valuation established through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses which it believes is adequate as of June 30, 2017 for estimated losses in the Company’s loan portfolio. The amount of the allowance for credit losses is affected by the following: (1) charge-offs of loans that occur when loans are deemed uncollectible and decrease the allowance, (2) recoveries on loans previously charged off that increase the allowance and (3) provisions for credit losses charged to earnings that increase the allowance. Based on an evaluation of the loan portfolio and consideration of the factors listed below, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions or the borrower’s performance differ from the assumptions used in making the initial determinations.

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

JUNE 30, 2017

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

In determining the amount of the general valuation allowance, management considers factors such as historical loan loss experience, concentration risk of specific loan types, the volume, growth and composition of the Company’s loan portfolio, current economic conditions that may affect the borrower’s ability to pay and the value of collateral, the evaluation of the Company’s loan portfolio through its internal loan review process, general economic conditions, other qualitative risk factors both internal and external to the Company and other relevant factors in accordance with ASC Topic 450, “Contingencies.” Based on a review of these factors for each loan type, the Company applies an estimated percentage to the outstanding balance of each loan type, excluding any loan that has a specific reserve allocated to it. The Company uses this information to establish the amount of the general valuation allowance.  At June 30, 2017, the allowance for credit losses totaled $83.8 million or 0.85% of total loans, including acquired loans with discounts.  At December 31, 2016, the allowance for credit losses totaled $85.3 million or 0.89% of total loans, including acquired loans with discounts.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(UNAUDITED)

The following table details activity in the allowance for credit losses by category of loan for the three and six months ended June 30, 2017 and 2016.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses:
Three Months Ended
Balance March 31, 2017	$14,663	$3,584	$15,771	$10,975	$37,682	$1,420	$84,095
Provision for credit losses	(207)	396	(1,234)	(596)	3,847	544	2,750
Charge-offs	(9)	(17)	(109)	—	(3,005)	(781)	(3,921)
Recoveries	69	46	14	—	474	256	859
Net charge-offs	60	29	(95)	—	(2,531)	(525)	(3,062)
Balance June 30, 2017	$14,516	$4,009	$14,442	$10,379	$38,998	$1,439	$83,783

Six Months Ended
Balance December 31, 2016	$14,984	$4,073	$16,571	$12,256	$35,836	$1,606	$85,326
Provision for credit losses	(593)	(158)	(2,129)	(1,744)	9,188	861	5,425
Charge-offs	(9)	(17)	(122)	(133)	(6,643)	(1,605)	(8,529)
Recoveries	134	111	122	—	617	577	1,561
Net charge-offs	125	94	—	(133)	(6,026)	(1,028)	(6,968)
Balance June 30, 2017	$14,516	$4,009	$14,442	$10,379	$38,998	$1,439	$83,783

Allowance for credit losses:
Three Months Ended
Balance March 31, 2016	$14,365	$3,572	$14,564	$12,391	$37,163	$1,659	$83,714
Provision for credit losses	(188)	(98)	274	478	3,200	2,334	6,000
Charge-offs	—	—	(2)	(198)	(4,340)	(2,577)	(7,117)
Recoveries	25	655	80	1	231	237	1,229
Net charge-offs	25	655	78	(197)	(4,109)	(2,340)	(5,888)
Balance June 30, 2016	$14,202	$4,129	$14,916	$12,672	$36,254	$1,653	$83,826

Six Months Ended
Balance December 31, 2015	$14,882	$3,845	$14,891	$12,996	$33,409	$1,361	$81,384
Provision for credit losses	(891)	6,591	(23)	(68)	11,350	3,041	20,000
Charge-offs	(7)	(7,025)	(51)	(257)	(10,617)	(3,425)	(21,382)
Recoveries	218	718	99	1	2,112	676	3,824
Net charge-offs	211	(6,307)	48	(256)	(8,505)	(2,749)	(17,558)
Balance June 30, 2016	$14,202	$4,129	$14,916	$12,672	$36,254	$1,653	$83,826

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(UNAUDITED)

The following table details the amount of the allowance for credit losses allocated to each category of loan as of June 30, 2017, December 31, 2016 and June 30, 2016, on the basis of the impairment methodology used by the Company.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses related to:
June 30, 2017
Individually evaluated for impairment	$—	$5	$119	$193	$3,729	$—	$4,046
Collectively evaluated for impairment	14,516	4,004	14,323	10,186	35,269	1,439	79,737
PCI loans	—	—	—	—	—	—	—
Total allowance for credit losses	$14,516	$4,009	$14,442	$10,379	$38,998	$1,439	$83,783

December 31, 2016
Individually evaluated for impairment	$—	$17	$150	$178	$2,820	$1	$3,166
Collectively evaluated for impairment	14,984	4,056	16,421	12,078	32,985	1,605	82,129
PCI loans	—	—	—	—	31	—	31
Total allowance for credit losses	$14,984	$4,073	$16,571	$12,256	$35,836	$1,606	$85,326

June 30, 2016
Individually evaluated for impairment	$—	$—	$159	$69	$3,772	$8	$4,008
Collectively evaluated for impairment	14,202	$4,129	14,757	12,603	32,258	1,645	79,594
PCI loans	—	—	—	—	224	—	224
Total allowance for credit losses	$14,202	$4,129	$14,916	$12,672	$36,254	$1,653	$83,826

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(UNAUDITED)

The following table details the recorded investment in loans as of June 30, 2017, December 31, 2016 and June 30, 2016, excluding $26.1 million, $27.0 million and $31.8 million, respectively, of residential mortgage loans held for sale, related to each balance in the allowance for credit losses by category of loan.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Recorded investment in loans:
June 30, 2017
Individually evaluated for impairment	$172	$258	$2,953	$1,777	$23,612	$116	$28,888
Collectively evaluated for impairment	1,382,050	698,582	2,682,363	3,292,052	1,462,793	266,270	9,784,110
PCI loans	1,317	388	4,666	15,398	3,158	—	24,927
Total loans evaluated for impairment	$1,383,539	$699,228	$2,689,982	$3,309,227	$1,489,563	$266,386	$9,837,925

December 31, 2016
Individually evaluated for impairment	$14	$161	$2,887	$3,472	$22,221	$123	$28,878
Collectively evaluated for impairment	1,262,478	671,787	2,682,259	3,142,217	1,513,534	266,299	9,538,574
PCI loans	1,431	388	5,710	16,420	3,684	—	27,633
Total loans evaluated for impairment	$1,263,923	$672,336	$2,690,856	$3,162,109	$1,539,439	$266,422	$9,595,085

June 30, 2016
Individually evaluated for impairment	$15	$869	$3,127	$8,964	$14,930	$224	$28,129
Collectively evaluated for impairment	1,165,746	656,372	2,666,808	3,202,008	1,604,512	259,510	9,554,956
PCI loans	1,525	392	6,314	18,584	8,277	—	35,092
Total loans evaluated for impairment	$1,167,286	$657,633	$2,676,249	$3,229,556	$1,627,719	$259,734	$9,618,177

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(UNAUDITED)

Troubled Debt Restructurings. The restructuring of a loan is considered a “troubled debt restructuring” if both (1) the borrower is experiencing financial difficulties and (2) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses.  Under ASC topic 310-40 “Receivables—Troubled Debt Restructurings by Creditors,” the Company evaluates all loan modifications to identify whether the restructuring constitutes a troubled debt restructuring.  As of June 30, 2017 and 2016, the Company had $8.1 million and $404 thousand, respectively, in outstanding troubled debt restructurings. The following table presents information regarding the recorded investment of loans modified as troubled debt restructurings during the six months ended June 30, 2017 and 2016:

	Six Months Ended
	June 30,
	2017			2016
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Construction, land development and other land loans	—	$—	$—	—	$—	$—
Agriculture and agriculture real estate (includes farmland)	—	—	—	1	154	153
1-4 Family (includes home equity)	—	—	—	—	—	—
Commercial real estate (includes multi-family residential)	—	—	—	—	—	—
Commercial and industrial	3	8,656	8,068	—	—	—
Consumer and other	—	—	—	—	—	—
Total	3	$8,656	$8,068	1	$154	$153

As of June 30, 2017, there have been no defaults on any loans that were modified as troubled debt restructurings during the preceding twelve months.  Default is determined at 90 or more days past due.  For the six months ended June 30, 2017, the Company added three loans totaling $8.7 million as new troubled debt restructurings, of which $8.1 million was outstanding at June 30, 2017. For the six months ended June 30, 2016, the Company added one loan totaling $154 thousand as a new troubled debt restructuring, of which $153 thousand was outstanding at June 30, 2016. The modifications generally related to extending the amortization periods of the loans, which includes loans modified during bankruptcy.  The Company did not grant principal reductions on any restructured loans. These modifications did not have a material impact on the Company’s determination of the allowance for credit losses.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

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

The following tables present fair values for assets and liabilities measured at fair value on a recurring basis:

	As of June 30, 2017
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Available for sale securities:
States and political subdivisions	$—	$1,820	$—	$1,820
Collateralized mortgage obligations	—	111,192	—	111,192
Mortgage-backed securities	—	127,473	—	127,473
Other securities	12,645	—	—	12,645
Total	$12,645	$240,485	$—	$253,130

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(UNAUDITED)

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Available for sale securities:
States and political subdivisions	$—	$1,920	$—	$1,920
Collateralized mortgage obligations	—	120,599	—	120,599
Mortgage-backed securities	—	85,863	—	85,863
Other securities	12,794	—	—	12,794
Total	$12,794	$208,382	$—	$221,176

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). These instruments include other real estate owned, repossessed assets, held to maturity debt securities, loans held for sale and impaired loans, which are included as loans held for investment.  For the three and six months ended June 30, 2017, the Company had additions to other real estate owned of $1.1 million and $1.4 million, respectively, of which $825 thousand and $1.0 million, respectively, were outstanding as of June 30, 2017.  For the three and six months ended June 30, 2017, the Company had additions to impaired loans of $9.7 million and $11.4 million, respectively, of which $9.7 million and $10.5 million, respectively, were outstanding as of June 30, 2017. The remaining financial assets and liabilities measured at fair value on a non-recurring basis that were recorded in 2017 and remained outstanding at June 30, 2017 were not significant.

The following tables present carrying and fair value information of financial instruments as of the dates indicated:

	As of June 30, 2017
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Assets	(Dollars in thousands)
Cash and due from banks	$321,958	$321,958	$—	$—	$321,958
Federal funds sold	757	757	—	—	757
Held to maturity securities	9,329,065	—	9,301,875	—	9,301,875
Loans held for sale	26,094	—	26,094	—	26,094
Loans held for investment, net of allowance	9,754,142	—	—	9,999,786	9,999,786
Other real estate owned	15,472	—	15,472	—	15,472

Liabilities
Deposits:
Noninterest-bearing	$5,397,293	$—	$5,397,293	$—	$5,397,293
Interest-bearing	11,673,237	—	11,657,884	—	11,657,884
Other borrowings	1,035,506	—	1,035,808	—	1,035,808
Securities sold under repurchase agreements	346,324	—	346,298	—	346,298

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

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

JUNE 30, 2017

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

The fair value estimates presented herein are based on pertinent information available to management at June 30, 2017. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

7. GOODWILL AND CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles for the six months ended June 30, 2017 and the year ended December 31, 2016 were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)
Balance as of December 31, 2015	$1,868,827	$49,417
Less:
Amortization	—	(9,200)
Add:
Acquisition of Tradition Bancshares, Inc.	32,018	5,567
Balance as of December 31, 2016	1,900,845	45,784
Less:
Amortization	—	(3,634)
Add:
Measurement period adjustments	—	—
Balance as of June 30, 2017	$1,900,845	$42,150

Goodwill is recorded on the acquisition date of each entity. The Company may record subsequent adjustments to goodwill for amounts undeterminable at acquisition date, such as deferred taxes and real estate valuations, and therefore the goodwill amounts may change accordingly. The Company initially records the total premium paid on acquisitions as goodwill. After finalizing the valuation, core deposit intangibles are identified and reclassified from goodwill to core deposit intangibles on the balance sheet. This reclassification has no effect on total assets, liabilities, shareholders’ equity, net income or cash flows. Management performs an evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill and core deposit intangibles has occurred. If any such impairment is determined, a write-down is recorded. As of June 30, 2017, there was no impairment recorded on goodwill and core deposit intangibles.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(UNAUDITED)

The measurement period for the Company to determine the fair value of acquired identifiable assets and assumed liabilities will be at the end of the earlier of (1) twelve months from the date of acquisition or (2) as soon as the Company receives the information it was seeking about facts and circumstances that existed as of the date of acquisition.

Core deposit intangibles are being amortized on a non-pro rata basis over their estimated lives, which the Company believes is between 10 and 15 years. Amortization expense related to intangible assets totaled $1.7 million and $2.3 million for the three months ended June 30, 2017 and 2016, respectively, and $3.6 million and $4.6 million for the six months ended June 30, 2017 and 2016, respectively. The estimated aggregate future amortization expense for core deposit intangibles remaining as of June 30, 2017 is as follows (dollars in thousands):

Remaining 2017	$3,308
2018	5,959
2019	5,051
2020	4,483
2021	4,022
Thereafter	19,327
Total	$42,150

8. STOCK–BASED COMPENSATION

At June 30, 2017, the Company had two stock-based employee compensation plans with awards outstanding. One of these plans has expired and therefore no additional awards may be issued under that plan.

During 2004, Bancshares’ Board of Directors established the Prosperity Bancshares, Inc. 2004 Stock Incentive Plan (the “2004 Plan”), which was approved by Bancshares’ shareholders and authorized the issuance of up to 1,250,000 shares of common stock upon the exercise of options granted under the 2004 Plan or upon the grant or exercise, as the case may be, of other awards granted under the 2004 Plan. The 2004 Plan provided for grants of incentive and nonqualified stock options to employees and nonqualified stock options to directors who are not employees. The 2004 Plan also provided for grants of shares of restricted stock, stock appreciation rights, phantom stock awards and performance awards on substantially similar terms. The 2004 Plan has expired and therefore no additional shares may be issued under the 2004 Plan.

During 2012, Bancshares’ Board of Directors established the Prosperity Bancshares, Inc. 2012 Stock Incentive Plan (the “2012 Plan”), which was approved by Bancshares’ shareholders and authorized the issuance of up to 1,250,000 shares of common stock upon the exercise of options granted under the 2012 Plan or pursuant to the grant or exercise, as the case may be, of other awards granted under the 2012 Plan, including restricted stock, stock appreciation rights, phantom stock awards and performance awards. A total of 353,235 shares have been granted under the 2012 Plan as of June 30, 2017.

The Company did not receive cash from the exercise of stock options during the three-month period ended June 30, 2017, compared with $198 thousand during the three-month period ended June 30, 2016. The Company received $148 thousand and $198 thousand from the exercise of stock options during the six-month periods ended June 30, 2017 and 2016, respectively. There was no tax benefit realized from option exercises of the stock-based payment arrangements during the three month and six month periods ended June 30, 2017 and 2016.

As of June 30, 2017, there was $9.9 million of total unrecognized compensation expense related to stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.34 years.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(UNAUDITED)

9. CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ITEMS

Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of June 30, 2017 (other than deposit obligations and securities sold under repurchase agreements). The Company’s future cash payments associated with its contractual obligations pursuant to its Federal Home Loan Bank (“FHLB”) notes payable and operating leases as of June 30, 2017 are summarized below. Payments for FHLB notes payable include interest of $517 thousand that will be paid over the future periods. Payments related to leases are based on actual payments specified in underlying contracts.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Federal Home Loan Bank notes payable	$1,030,956	$4,417	$467	$183	$1,036,023
Operating leases	5,168	8,319	4,451	4,381	22,319
Total	$1,036,124	$12,736	$4,918	$4,564	$1,058,342

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

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit expiring by period as of June 30, 2017 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$64,666	$7,500	$509	$—	$72,675
Commitments to extend credit	968,439	306,871	217,067	660,466	2,152,843
Total	$1,033,105	$314,371	$217,576	$660,466	$2,225,518

10. OTHER COMPREHENSIVE INCOME

The tax effects allocated to each component of other comprehensive income were as follows:

	Three Months Ended June 30,
	2017			2016
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
	(Dollars in thousands)
Other comprehensive income:
Securities available for sale:
Change in unrealized gain during period	$671	$(235)	$436	$(790)	$277	$(513)
Total securities available for sale	671	(235)	436	(790)	277	(513)
Total other comprehensive income	$671	$(235)	$436	$(790)	$277	$(513)

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(UNAUDITED)

	Six Months Ended June 30,
	2017			2016
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
	(Dollars in thousands)
Other comprehensive loss:
Securities available for sale:
Change in unrealized gain during period	$700	$(245)	$455	$(642)	$225	$(417)
Total securities available for sale	700	(245)	455	(642)	225	(417)
Total other comprehensive loss	$700	$(245)	$455	$(642)	$225	$(417)

Activity in accumulated other comprehensive income associated with securities available for sale, net of tax, was as follows:

	Securities Available for Sale	Accumulated Other Comprehensive Income
	(Dollars in thousands)
Balance at January 1, 2017	$1,411	$1,411
Other comprehensive income	455	455
Balance at June 30, 2017	$1,866	$1,866

Balance at January 1, 2016	$2,040	$2,040
Other comprehensive income	(417)	(417)
Balance at June 30, 2016	$1,623	$1,623

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

Under the terms of the definitive agreement, Bancshares issued 679,528 shares of its common stock plus $39.0 million in cash for all outstanding shares of Tradition capital stock, for total merger consideration of $71.5 million, based on Bancshares’ closing stock price of $47.86 on December 31, 2015. As of June 30, 2017, total goodwill related to the Tradition acquisition was $32.0 million. Goodwill is calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of identifiable assets acquired, none of which is expected to be deductible for tax purposes. Additionally, the Company recognized $5.6 million of core deposit intangibles during 2016.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Cautionary Notice Regarding Forward-Looking Statements

Statements and financial discussion and analysis contained in this quarterly report on Form 10-Q that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on assumptions and involve a number of risks and uncertainties, many of which are beyond the Company’s control. Forward-looking statements can be identified by words such as “believes,” “intends,” “expects,” “plans,” “will” and similar references to future periods. Many possible events or factors could affect the future financial results and performance of the Company and could cause such results or performance to differ materially from those expressed in the forward-looking statements. These possible events or factors include, but are not limited to:

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

OVERVIEW

Prosperity Bancshares, Inc., a Texas corporation, was formed in 1983 to acquire the former Allied First Bank in Edna, Texas, which was chartered in 1949 as The First National Bank of Edna and is now known as Prosperity Bank. The Company is a registered financial holding company that derives substantially all of its revenues and income from the operation of its bank subsidiary, Prosperity Bank. The Bank provides a wide array of financial products and services to small and medium-sized businesses and consumers. As of June 30, 2017, the Bank operated 243 full-service banking locations; with 65 in the Houston area, including The Woodlands; 29 in the South Texas area including Corpus Christi and Victoria; 34 in the Dallas/Fort Worth area; 22 in the East Texas area; 29 in the Central Texas area including Austin and San Antonio; 34 in the West Texas area including Lubbock, Midland-Odessa and Abilene; 16 in the Bryan/College Station area, 6 in the Central Oklahoma area and 8 in the Tulsa, Oklahoma area.  The Company’s principal executive office is located at Prosperity Bank Plaza, 4295 San Felipe in Houston, Texas and its telephone number is (281) 269-7199. The Company’s website address is www.prosperitybankusa.com. Information contained on the Company’s website is not incorporated by reference into this quarterly report on Form 10-Q and is not part of this or any other report.

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

Three principal components of the Company’s growth strategy are internal growth, efficient operations and acquisitions, including strategic merger transactions. The Company focuses on continual internal growth. The Company maintains separate data with respect to each banking center’s net interest income, efficiency ratio, deposit growth and loan growth for purposes of measuring its overall profitability. Banking center presidents and managers are accountable for performance in these areas and compensated accordingly. The Company also focuses on maintaining efficiency and stringent cost control practices and policies. The Company has centralized many of its critical operations, such as data processing and loan processing. Management believes that this centralized infrastructure can accommodate substantial additional growth and achieve necessary controls while enabling the Company to minimize operational costs through certain economies of scale.  The Company also intends to continue to seek expansion opportunities. During 2016, the Company completed the acquisition of Tradition Bancshares, Inc., which added 7 banking centers after consolidation.

Total assets were $22.30 billion at June 30, 2017 compared with $22.33 billion at December 31, 2016, a decrease of $34.5 million or 0.2%. Total loans were $9.86 billion at June 30, 2017 compared with $9.62 billion at December 31, 2016, an increase of $242.0 million or 2.5%. Total deposits were $17.07 billion at June 30, 2017 compared with $17.31 billion at December 31, 2016, a decrease of $236.8 million or 1.4%. Total shareholders’ equity was $3.74 billion at June 30, 2017 compared with $3.64 billion at December 31, 2016, an increase of $93.9 million or 2.6%.

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

The Company had no intangible assets with indefinite useful lives at June 30, 2017.  Core deposit intangible assets that are subject to amortization are being amortized on a non-pro rata basis over the years expected to be benefited, which the Company believes is between ten and fifteen years. These core deposit intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value to carrying value. Based on the Company’s annual goodwill impairment test as of September 30, 2016, management does not believe any of its goodwill is impaired as of June 30, 2017 because the fair value of the Company’s equity exceeded its carrying value. While the Company believes no impairment existed at June 30, 2017 under accounting standards applicable at that date, different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation and financial condition or future results of operations.

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

RESULTS OF OPERATIONS

Net income available to common shareholders was $68.6 million ($0.99 per common share on a diluted basis) for the quarter ended June 30, 2017 compared with $68.1 million ($0.98 per common share on a diluted basis) for the quarter ended June 30, 2016, an increase in net income of $483 thousand or 0.7%. The Company posted annualized returns on average common equity of 7.36% and 7.70%, annualized returns on average assets of 1.22% and 1.24% and efficiency ratios of 42.34% and 42.46% for the quarters ended June 30, 2017 and 2016, respectively. The efficiency ratio is calculated by dividing total non-interest expense by the sum of net interest income and non-interest income. Because the ratio is a measure of revenues and expenses resulting from our lending activities and fee-based banking services, net gains and losses on the sale of assets and securities are not included. Additionally, taxes are not part of this calculation.

For the six months ended June 30, 2017, net income available to common shareholders was $137.1 million ($1.97 per common share on a diluted basis) compared with $137.0 million ($1.96 per common share on a diluted basis) for the same period in 2016, an increase in net income of $97 thousand or 0.1%. The Company posted annualized returns on average common equity of 7.41% and 7.77%, annualized returns on average assets of 1.22% and 1.24% and efficiency ratios of 42.68% and 41.75% for the six months ended June 30, 2017 and 2016, respectively.

Net Interest Income

The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.”

For the Three Months Ended June 30, 2017

Net interest income before the provision for credit losses was $152.2 million for the quarter ended June 30, 2017, a decrease of $6.2 million or 3.9%, compared with $158.5 million for the same period in 2016.

Interest income on loans was $115.0 million for the quarter ended June 30, 2017, a decrease of $3.3 million or 2.8%, compared with $118.3 million for the same period in 2016. This was primarily due to a decrease in loan discount accretion of $4.8 million.

Interest income on securities was $52.9 million for the quarter ended June 30, 2017, an increase of $1.8 million or 3.6%, compared with $51.1 million for the same period in 2016. This was primarily due to a 4.0% increase in average securities.

Average interest-bearing liabilities were $13.35 billion for the quarter ended June 30, 2017, an increase of $177.8 million or 1.3%, compared with $13.17 billion for the same period in 2016. The net interest margin on a tax-equivalent basis decreased from 3.37% for the quarter ended June 30, 2016 to 3.14% for the quarter ended June 30, 2017. This was primarily due to a decrease in loan discount accretion and an increase in the average rate on interest-bearing liabilities.

For the Six Months Ended June 30, 2017

Net interest income before the provision for credit losses was $304.7 million for the six months ended June 30, 2017, a decrease of $20.1 million or 6.2%, compared with $324.7 million for the same period in 2016.

Interest income on loans was $226.7 million for the six months ended June 30, 2017, a decrease of $16.1 million or 6.6%, compared with $242.8 million for the same period in 2016. This was primarily due to a decrease in loan discount accretion of $14.6 million. The Company had $47.9 million of total outstanding discounts on acquired loans, of which $38.1 million was accretable at June 30, 2017.

Interest income on securities was $106.1 million for the six months ended June 30, 2017, an increase of $2.4 million or 2.3%, compared with $103.7 million for the same period in 2016. This was primarily due to a 3.2% increase in average securities.

Average interest-bearing liabilities were $13.41 billion for the six months ended June 30, 2017, an increase of $66.4 million or 0.5%, compared with $13.34 billion for the same period in 2016. The net interest margin on a tax-equivalent basis decreased from 3.43% for the six months ended June 30, 2016 to 3.17% for the six months ended June 30, 2017. This was primarily due to a decrease in loan discount accretion and an increase in the average rate on interest-bearing liabilities.

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

	Three Months Ended June 30,
	2017			2016
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate (1)	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate (1)
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans	$9,797,793	$114,975	4.71%	$9,660,065	$118,297	4.93%
Investment securities	9,817,781	52,912	2.16%	9,436,896	51,097	2.18%
Federal funds sold and other earning assets	84,497	160	0.76%	68,268	65	0.38%
Total interest-earning assets	19,700,071	168,047	3.42%	19,165,229	169,459	3.56%
Allowance for credit losses	(84,100)			(83,036)
Noninterest-earning assets	2,838,242			2,826,205
Total assets	$22,454,213			$21,908,398

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$3,749,395	$2,748	0.29%	$4,108,305	$2,569	0.25%
Savings and money market deposits	5,520,346	4,827	0.35%	5,734,739	3,832	0.27%
Certificates and other time deposits	2,296,425	3,866	0.68%	2,517,896	3,644	0.58%
Other borrowings	1,460,238	4,040	1.11%	489,616	710	0.58%
Securities sold under repurchase agreements	324,804	335	0.41%	322,274	234	0.29%
Junior subordinated debentures	—	—	—	555	3	2.17%
Total interest-bearing liabilities	13,351,208	15,816	0.48%	13,173,385	10,992	0.34%
Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	5,290,142			5,099,736
Other liabilities	87,074			98,023
Total liabilities	18,728,424			18,371,144
Shareholders' equity	3,725,789			3,537,254
Total liabilities and shareholders' equity	$22,454,213			$21,908,398

Net interest rate spread			2.94%			3.22%

Net interest income and margin (2) (3)		$152,231	3.10%		$158,467	3.33%

Net interest income and margin (tax equivalent) (4)		$154,220	3.14%		$160,435	3.37%

______________

(1) Annualized and based on average balances on an actual 365-day or 366-day basis for the three months ended June 30, 2017 and 2016.

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

	Six Months Ended June 30,
	2017			2016
	Average Outstanding Balance	Interest Earned/Interest Paid	Average Yield/Rate (1)	Average Outstanding Balance	Interest Earned/Interest Paid	Average Yield/Rate (1)
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans	$9,720,763	$226,685	4.70%	$9,680,309	$242,819	5.04%
Investment securities	9,842,498	106,069	2.17%	9,533,696	103,670	2.19%
Federal funds sold and other earning assets	82,336	343	0.84%	74,334	161	0.44%
Total interest-earning assets	19,645,597	$333,097	3.42%	19,288,339	$346,650	3.61%
Allowance for credit losses	(84,566)			(83,459)
Noninterest-earning assets	2,857,010			2,882,072
Total assets	$22,418,041			$22,086,952

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$3,941,759	$5,335	0.27%	$4,275,478	$5,353	0.25%
Savings and money market deposits	5,528,803	8,414	0.31%	5,777,450	7,717	0.27%
Certificates and other time deposits	2,331,446	7,600	0.66%	2,547,786	7,181	0.57%
Other borrowings	1,292,748	6,516	1.02%	425,697	1,192	0.56%
Securities sold under repurchase agreements	316,167	566	0.36%	314,233	446	0.29%
Junior subordinated debentures	—	—	—	3,886	37	1.91%
Total interest-bearing liabilities	13,410,923	28,431	0.43%	13,344,530	21,926	0.33%
Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	5,215,491			5,092,596
Other liabilities	89,100			123,700
Total liabilities	18,715,514			18,560,826
Shareholders' equity	3,702,527			3,526,126
Total liabilities and shareholders' equity	$22,418,041			$22,086,952

Net interest rate spread			2.99%			3.28%

Net interest income and margin (2) (3)		$304,666	3.13%		$324,724	3.39%

Net interest income and margin (tax equivalent) (4)		$308,650	3.17%		$328,528	3.43%

___________

(1) Annualized and based on average balances on an actual 365 day or 366 day basis for the six months ended June 30, 2017 and 2016.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2017 vs. 2016			2017 vs. 2016
	Increase			Increase
	(Decrease)			(Decrease)
	Due to Change in			Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-Earning Assets:
Loans (1)	$1,691	$(5,013)	$(3,322)	$1,012	$(17,146)	$(16,134)
Investment securities (1)	2,068	(253)	1,815	3,349	(950)	2,399
Federal funds sold and other earning assets	15	80	95	17	165	182
Total increase (decrease) in interest income	3,774	(5,186)	(1,412)	4,378	(17,931)	(13,553)

Interest-Bearing Liabilities:
Interest-bearing demand deposits	(225)	404	179	(417)	399	(18)
Savings and money market deposits	(144)	1,139	995	(331)	1,028	697
Certificates and other time deposits (1)	(321)	543	222	(608)	1,027	419
Other borrowings	1,412	1,918	3,330	2,421	2,903	5,324
Securities sold under repurchase agreements	2	99	101	3	117	120
Junior subordinated debentures	(3)	—	(3)	(37)	—	(37)
Total increase in interest expense	721	4,103	4,824	1,031	5,474	6,505
Increase (decrease) in net interest income	$3,053	$(9,289)	$(6,236)	$3,347	$(23,405)	$(20,058)

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

The Company recorded a $2.8 million provision for credit losses for the quarter ended June 30, 2017 and a $6.0 million provision for credit losses for the quarter ended June 30, 2016. Net charge-offs were $3.1 million for the quarter ended June 30, 2017 compared with net charge-offs of $5.9 million for the quarter ended June 30, 2016. The Company made a $5.4 million provision for credit losses for the six months ended June 30, 2017 and a $20.0 million provision for credit losses for the six months ended June 30, 2016.  Net charge-offs were $7.0 million for the six months ended June 30, 2017 compared with $17.6 million for the six months ended June 30, 2016. See "Financial Condition – Allowance for Credit Losses" below for more information.

Noninterest Income

The Company’s primary sources of recurring noninterest income are nonsufficient funds (“NSF”) fees, credit, debit and ATM card income and service charges on deposit accounts. Additionally, the Company generates recurring noninterest income from its trust, mortgage and brokerage lines of business. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method. Noninterest income totaled $27.8 million for the three months ended June 30, 2017 compared with $28.5 million for the same period in 2016, a decrease of $693 thousand or 2.4%. This was primarily due to the net loss on sale of assets, partially offset by the gain on sale of securities. The sale of assets was primarily related to the sale of an aircraft acquired in a previous acquisition. Noninterest income totaled $58.6 million for the six months ended June 30, 2017 compared with $59.3 million for the same period in 2016, a decrease of $662 thousand or 1.1%. This was primarily due to the net loss on sale of assets and a decrease in brokerage income, partially offset by the gain on sale of securities and an increase in service charges on deposit accounts.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Nonsufficient funds (NSF) fees	$7,805	$8,031	$15,894	$16,220
Credit card, debit card and ATM card income	6,186	5,929	12,139	11,756
Service charges on deposit accounts	5,405	4,610	10,826	9,200
Trust income	2,271	1,762	4,426	3,789
Mortgage income	1,107	1,772	2,373	3,243
Brokerage income	427	1,286	915	2,576
Bank owned life insurance income	1,364	1,473	2,717	2,856
Net (loss) gain on sale of assets	(3,783)	332	(2,024)	1,352
Gain on sale of securities	3,270	—	3,270	—
Other	3,728	3,278	8,068	8,274
Total noninterest income	$27,780	$28,473	$58,604	$59,266

Noninterest Expense

Noninterest expense totaled $76.4 million for the quarter ended June 30, 2017 compared with $79.2 million for the quarter ended June 30, 2016, a decrease of $2.8 million or 3.5%. Noninterest expense totaled $154.5 million for the six months ended June 30, 2017 compared with $159.8 million for the six months ended June 30, 2016, a decrease of $5.3 million or 3.3%.  The decrease in both periods was primarily due to a decrease in salaries and benefits and core deposit intangibles amortization.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Salaries and employee benefits (1)	$47,343	$48,224	$95,787	$98,338
Non-staff expenses:
Net occupancy and equipment	5,460	5,741	10,963	11,365
Credit and debit card, data processing and software amortization	4,216	4,164	8,301	8,594
Regulatory assessments and FDIC insurance	3,548	3,447	7,097	6,877
Core deposit intangibles amortization	1,719	2,334	3,634	4,556
Depreciation	3,051	3,286	6,154	6,635
Communications (2)	2,664	2,981	5,366	5,920
Other real estate expense	57	50	142	92
Other	8,384	9,008	17,060	17,386
Total noninterest expense	$76,442	$79,235	$154,504	$159,763

(1) Includes stock-based compensation expense of $1.7 million and $2.5 million for the three months ended June 30, 2017 and 2016, respectively, and $3.4 million and $5.2 million for the six months ended June 30, 2017 and 2016, respectively.

(2) Communications expense includes telephone, data circuits, postage and courier expenses.

Income Taxes

Income tax expense totaled $32.3 million for the three months ended June 30, 2017 compared with $33.6 million for the same period in 2016, a decrease of $1.4 million or 4.1%. Income tax expense totaled $66.2 million for the six months ended June 30, 2017 compared with $67.2 million for the same period in 2016, a decrease of $983 thousand or 1.5%. The Company’s effective tax rate for the three months ended June 30, 2017 and 2016 was 32.0% and 33.1%, respectively. The Company’s effective tax rate for the six months ended June 30, 2017 and 2016 was 32.6% and 32.9%, respectively.

FINANCIAL CONDITION

Loan Portfolio

The Company separates its loan portfolio into two general categories of loans: (1) “legacy loans,” which are loans originated by Prosperity Bank and made pursuant to the Company’s loan policy and procedures in effect at the time the loan was made, and (2) “acquired loans,” which are loans acquired in a business combination and preliminarily recorded at fair value at acquisition date. Those acquired loans that are renewed or substantially modified after the date of the business combination, thereby subjecting them to the Company’s allowance for credit losses methodology, are referred to as “acquired legacy loans.” If a renewal or substantial modification of an acquired loan is underwritten by the Company with a new credit analysis, the loan will no longer be categorized as an acquired loan. For example, acquired loans to one borrower may be combined into a new loan with a new loan number and categorized as a legacy loan. Acquired loans with a fair value discount or premium at the date of the business combination that remained at the reporting date are referred to as “fair-valued acquired loans.” All fair-valued acquired loans are further categorized into “PCI loans” (purchased credit-impaired loans) and “Non-PCI loans.” Acquired loans with evidence of credit quality deterioration at acquisition for which it is probable that the Company would not be able to collect all contractual amounts due are PCI loans.

The following tables summarize the Company’s legacy and acquired loan portfolios broken out into legacy loans, acquired legacy loans, Non-PCI loans and PCI loans, as of the dates indicated.

	June 30, 2017
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total Loans
	(Dollars in thousands)
Residential mortgage loans held for sale	$26,094	$—	$—	$—	$26,094
Commercial and industrial	1,163,125	232,870	90,410	3,158	1,489,563
Real estate:
Construction, land development and other land loans	1,306,431	27,740	48,051	1,317	1,383,539
1-4 family residential (includes home equity)	2,351,914	77,726	255,676	4,666	2,689,982
Commercial real estate (includes multi-family residential)	2,571,715	333,748	388,366	15,398	3,309,227
Farmland	424,724	16,801	61,879	388	503,792
Agriculture	159,945	34,310	1,181	—	195,436
Consumer and other	221,018	27,686	17,682	—	266,386
Total loans held for investment	8,198,872	750,881	863,245	24,927	9,837,925
Total	$8,224,966	$750,881	$863,245	$24,927	$9,864,019

	December 31, 2016
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total Loans
	(Dollars in thousands)
Residential mortgage loans held for sale	$26,975	$—	$—	$—	$26,975
Commercial and industrial	1,135,846	284,898	115,011	3,684	1,539,439
Real estate:
Construction, land development and other land loans	1,152,873	42,990	66,629	1,431	1,263,923
1-4 family residential (includes home equity)	2,289,107	83,785	312,254	5,710	2,690,856
Commercial real estate (includes multi-family residential)	2,352,094	300,773	492,822	16,420	3,162,109
Farmland	396,353	19,363	68,484	388	484,588
Agriculture	135,835	49,795	2,118	—	187,748
Consumer and other	214,905	29,175	22,342	—	266,422
Total loans held for investment	7,677,013	810,779	1,079,660	27,633	9,595,085
Total	$7,703,988	$810,779	$1,079,660	$27,633	$9,622,060

At June 30, 2017, total loans were $9.86 billion, an increase of $242.0 million or 2.5%, compared with $9.62 billion at December 31, 2016. Loans at June 30, 2017 included $26.1 million of loans held for sale compared with $27.0 million at December 31, 2016. At June 30, 2017, loans represented 44.2% of total assets compared with 43.1% of total assets at December 31, 2016.

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

Included in commercial and industrial loans are (1) commitments to oil and gas producers secured by proven, developed and producing reserves and (2) commitments to service, equipment and midstream companies secured mainly by accounts receivable, inventory and equipment. Mineral reserve values supporting commitments to producers are normally re-determined semi-annually using reserve studies prepared by a third-party or the Company’s oil and gas engineer. Accounts receivable and inventory borrowing bases for service companies are typically re-determined monthly. Funding requests by both producers and service companies are monitored relative to the most recently determined borrowing base. As of June 30, 2017, oil and gas loans totaled $287.8 million or 2.9% of total loans, of which $115.3 million were to production companies and $172.5 million were to service companies. This compares with total oil and gas loans of $284.5 million or 3.0% of total loans as of December 31, 2016, of which $119.9 million were to production companies and $164.6 million were to service companies. In addition, as of June 30, 2017, the Company had total unfunded commitments to oil and gas companies of $175.0 million, of which $89.9 million were to production companies and $85.1 million were to service companies. This compares with total unfunded commitments to oil and gas companies of $145.5 million as of December 31, 2016, of which $72.1 million were to production companies and $73.4 million were to service companies. Total unfunded commitments to producers include letters of credit issued in lieu of oil well plugging bonds.

(ii) Commercial Real Estate. The Company makes commercial real estate loans collateralized by owner-occupied and nonowner-occupied real estate to finance the purchase of real estate. The Company’s commercial real estate loans are collateralized by first liens on real estate, typically have variable interest rates (or five year or less fixed rates) and amortize over a 15- to 20-year period. Payments on loans secured by nonowner-occupied properties are often dependent on the successful operation or management of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than other types of loans. The Company seeks to minimize these risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition in connection with underwriting these loans. The underwriting analysis also includes credit verification, analysis of global cash flow, appraisals and a review of the financial condition of the borrower. At June 30, 2017, approximately 45.3% of the outstanding principal balance of the Company’s commercial real estate loans were secured by owner-occupied properties.

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

Nonperforming assets decreased $684 thousand or 1.4%, to $47.6 million, at June 30, 2017 compared with $48.3 million at December 31, 2016, of which $28.8 million and $24.0 million, respectively, were attributable to acquired loans.

The following tables present information regarding nonperforming assets differentiated among legacy loans, acquired legacy loans, Non-PCI loans and PCI loans, as of the dates indicated:

	June 30, 2017
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total
	(Dollars in thousands)
Nonaccrual loans (1)	$2,969	$20,964	$4,973	$1,611	$30,517
Accruing loans 90 or more days past due	770	843	—	—	1,613
Total nonperforming loans	3,739	21,807	4,973	1,611	32,130
Repossessed assets	—	—	16	—	16
Other real estate	15,069	—	326	77	15,472
Total nonperforming assets	$18,808	$21,807	$5,315	$1,688	$47,618

Nonperforming assets to total loans and other real estate by category	0.23%	2.90%	0.62%	6.75%	0.48%

	December 31, 2016
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total
	(Dollars in thousands)
Nonaccrual loans (1)	$9,983	$12,703	$6,210	$2,746	$31,642
Accruing loans 90 or more days past due	903	—	53	—	956
Total nonperforming loans	10,886	12,703	6,263	2,746	32,598
Repossessed assets	—	225	16	—	241
Other real estate	13,442	1,178	70	773	15,463
Total nonperforming assets	$24,328	$14,106	$6,349	$3,519	$48,302

Nonperforming assets to total loans and other real estate by category	0.32%	1.74%	0.59%	12.39%	0.50%

(1) Includes troubled debt restructurings of $8.1 million and $97 thousand as of June 30, 2017 and December 31, 2016, respectively.

Nonperforming assets were 0.48% of total loans and other real estate at June 30, 2017 compared with 0.50% of total loans and other real estate at December 31, 2016. The allowance for credit losses as a percentage of total nonperforming loans was 260.8% at June 30, 2017 and 261.8% at December 31, 2016.

Allowance for Credit Losses

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

Non-PCI loans that were not deemed impaired subsequent to the acquisition date are considered non-impaired and are evaluated as part of the general valuation allowance.  Non-PCI loans that have not become impaired subsequent to acquisition are segregated into a pool for each acquisition for allowance calculation purposes.  For each pool, the Company estimates a hypothetical allowance for credit losses also referred to as an “indicated reserve” that is calculated in accordance with GAAP requirements.  The Company uses the acquired bank’s past loss history adjusted for qualitative factors to establish the indicated reserve.  The indicated reserve for each pool of Non-PCI loans is compared with the remaining discount for the respective pool to test for credit quality deterioration and the possible need for a loan loss provision.  To the extent the remaining discount of the pool is greater than the indicated reserve, no additional allowance is necessary. If the remaining discount of the pool is less than the indicated reserve, the difference results in an increase to the allowance recorded through a provision for credit losses.

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

PCI loans are individually monitored on a quarterly basis to assess for deterioration subsequent to acquisition and are only subject to the Company’s allowance methodology when a deterioration in projected cash flows is identified.  If a deterioration in projected cash flows is identified, an additional provision for credit losses is made.  PCI loans were recorded at their acquisition date fair values, which were based on expected cash flows and included estimates of expected future credit losses. The Company’s estimates of loan fair values at the acquisition date may be adjusted for a period of up to one year as the Company continues to evaluate its estimate of expected future cash flows at the acquisition date. If the Company determines that losses arose after the acquisition date, the additional losses will be reflected as a provision for credit losses.  An allowance for credit losses is not calculated for PCI loans that have not experienced deterioration subsequent to the acquisition date.  See “Critical Accounting Policies” above for more information.

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

	As of and for the Six Months Ended June 30, 2017
	Legacy	Acquired
	Loans	Loans	Total
	(Dollars in thousands)
Average loans outstanding	$7,950,961	$1,769,802	$9,720,763
Gross loans outstanding at end of period	$8,224,966	$1,639,053	$9,864,019
Allowance for credit losses at beginning of period	$73,846	$11,480	$85,326
Provision for credit losses	1,939	3,486	5,425
Charge-offs:
Commercial and industrial	(4,426)	(2,217)	(6,643)
Real estate and agriculture	(170)	(111)	(281)
Consumer and other	(1,582)	(23)	(1,605)
Recoveries:
Commercial and industrial	492	125	617
Real estate and agriculture	204	163	367
Consumer and other	554	23	577
Net charge-offs	(4,928)	(2,040)	(6,968)
Allowance for credit losses at end of period	$70,857	$12,926	$83,783
Ratio of allowance to end of period loans	0.86%	0.79%	0.85%
Ratio of net charge-offs to average loans (annualized)	0.12%	0.23%	0.14%
Ratio of allowance to end of period nonperforming loans	1,895.1%	45.5%	260.8%

	As of and for the Six Months Ended June 30, 2016
	Legacy	Acquired
	Loans	Loans	Total
	(Dollars in thousands)
Average loans outstanding	$7,302,258	$2,378,051	$9,680,309
Gross loans outstanding at end of period	$7,383,362	$2,266,646	$9,650,008
Allowance for credit losses at beginning of period	$64,909	$16,475	$81,384
Provision for credit losses	16,210	3,790	20,000
Charge-offs:
Commercial and industrial	(3,402)	(7,215)	(10,617)
Real estate and agriculture	(7,272)	(68)	(7,340)
Consumer and other	(3,400)	(25)	(3,425)
Recoveries:
Commercial and industrial	843	1,269	2,112
Real estate and agriculture	1,022	14	1,036
Consumer and other	671	5	676
Net charge-offs	(11,538)	(6,020)	(17,558)
Allowance for credit losses at end of period	$69,581	$14,245	$83,826
Ratio of allowance to end of period loans	0.94%	0.63%	0.87%
Ratio of net charge-offs to average loans (annualized)	0.32%	0.51%	0.36%
Ratio of allowance to end of period nonperforming loans	487.5%	64.5%	230.5%

The Company had gross charge-offs on legacy loans of $6.2 million during the six months ended June 30, 2017. Partially offsetting these charge-offs were recoveries on legacy loans of $1.3 million. Gross charge-offs on acquired loans were $2.4 million during the six months ended June 30, 2017. Partially offsetting these charge-offs were recoveries on acquired loans of $311 thousand. Total charge-offs for the six months ended June 30, 2017 were $8.5 million, partially offset by total recoveries of $1.6 million.

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

	June 30, 2017
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total Allowance	Percent of Loans to Total Loans
	(Dollars in thousands)
Balance of allowance for credit losses applicable to:
Commercial and industrial	$29,054	$9,944	$—	$—	$38,998	15.1%
Real estate	37,107	2,151	79	—	39,337	75.1%
Agriculture and agriculture real estate	3,294	710	5	—	4,009	7.1%
Consumer and other	1,402	37	—	—	1,439	2.7%
Total allowance for credit losses	$70,857	$12,842	$84	$—	$83,783	100.0%

	December 31, 2016
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total Allowance	Percent of Loans to Total Loans
	(Dollars in thousands)
Balance of allowance for credit losses applicable to:
Commercial and industrial	$28,049	$7,690	$66	$31	$35,836	16.0%
Real estate	41,254	2,455	102	—	43,811	74.2%
Agriculture and agriculture real estate	2,982	1,074	17	—	4,073	7.0%
Consumer and other	1,561	45	—	—	1,606	2.8%
Total allowance for credit losses	$73,846	$11,264	$185	$31	$85,326	100.0%

At June 30, 2017, the allowance for credit losses totaled $83.8 million compared with $85.3 million at December 31, 2016, a decrease of $1.5 million or 1.8%. The allowance for credit losses at June 30, 2017 totaled 0.85% of total loans compared with 0.89% of total loans at December 31, 2016.

At June 30, 2017, $70.9 million of the allowance was attributable to legacy loans compared with $73.8 million of the allowance at December 31, 2016, a decrease of $3.0 million or 4.0%. This change was primarily attributable to a decrease in specific reserves and improved environmental factors. At June 30, 2017, $12.8 million of the allowance for credit losses was attributable to acquired legacy loans compared with $11.3 million of the allowance at December 31, 2016, an increase of $1.6 million or 14.0%. This change was primarily attributable to an increase in specific reserves identified for loans with deteriorated credit quality, partially offset by improved environmental factors. At June 30, 2017, $84 thousand of the allowance for credit losses was attributable to Non-PCI loans compared with $185 thousand of the allowance at December 31, 2016, a decrease of $101 thousand or 54.6%. This change was primarily attributable to a decrease in specific reserves. At June 30, 2017, none of the allowance for credit losses was attributable to PCI loans compared with $31 thousand of the allowance at December 31, 2016, a decrease of $31 thousand or 100.0%. This decrease was attributable to the charge off of the loan with specific reserves identified at December 31, 2016.

At June 30, 2017, the Company had $47.9 million of total outstanding discounts on Non-PCI and PCI loans, of which $38.1 million was accretable.

The Company believes that the allowance for credit losses at June 30, 2017 is adequate to cover estimated losses in the loan portfolio as of such date. Nevertheless, the Company could sustain losses in future periods which could be substantial in relation to the size of the allowance at June 30, 2017.

Securities

The carrying cost of securities totaled $9.58 billion at June 30, 2017 compared with $9.73 billion at December 31, 2016, a decrease of $143.9 million or 1.5%. At June 30, 2017, securities represented 43.0% of total assets compared with 43.6% of total assets at December 31, 2016.

The amortized cost and fair value of investment securities were as follows:

	June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$1,816	$4	$—	$1,820
Collateralized mortgage obligations	109,856	1,371	(35)	111,192
Mortgage-backed securities	125,999	1,711	(237)	127,473
Other securities	12,588	136	(79)	12,645
Total	$250,259	$3,222	$(351)	$253,130
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$32,119	$459	$—	$32,578
States and political subdivisions	356,304	6,353	(48)	362,609
Collateralized mortgage obligations	749	6	(2)	753
Mortgage-backed securities	8,939,893	43,512	(77,470)	8,905,935
Other securities	—	—	—	—
Total	$9,329,065	$50,330	$(77,520)	$9,301,875

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$1,915	$5	$—	$1,920
Collateralized mortgage obligations	120,478	240	(119)	120,599
Mortgage-backed securities	84,024	2,004	(165)	85,863
Other securities	12,588	252	(46)	12,794
Total	$219,005	$2,501	$(330)	$221,176
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$33,523	$497	$—	$34,020
States and political subdivisions	384,015	3,934	(1,328)	386,621
Collateralized mortgage obligations	850	6	(5)	851
Mortgage-backed securities	9,086,422	30,880	(199,439)	8,917,863
Other securities	100	—	—	100
Total	$9,504,910	$35,317	$(200,772)	$9,339,455

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

Management has the ability and intent to hold the securities classified as held-to-maturity until they mature, at which time the Company will receive full value for the securities. Furthermore, as of June 30, 2017, management does not have the intent to sell any of the securities classified as available for sale before a recovery of cost. In addition, management believes it is more likely than not that the Company will not be required to sell any of its investment securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of June 30, 2017, management believes any impairment in the Company’s securities is temporary, and therefore no impairment loss has been realized in the Company’s consolidated statements of income.

Deposits

Total deposits were $17.07 billion at June 30, 2017 compared with $17.31 billion at December 31, 2016, a decrease of $236.8 million or 1.4%.  At June 30, 2017, noninterest-bearing deposits totaled $5.40 billion compared with $5.19 billion at December 31, 2016, an increase of $206.3 million or 4.0%. Interest-bearing deposits totaled $11.67 billion at June 30, 2017 compared with $12.12 billion at December 31, 2016, a decrease of $443.1 million or 3.7%.

Average deposits for the six months ended June 30, 2017 were $17.02 billion, a decrease of $675.8 million or 3.8%, compared with $17.69 billion for the six months ended June 30, 2016. This change was primarily due to a decrease in municipal account balances. The ratio of average interest-bearing deposits to total average deposits was 69.4% during the first six months of 2017 compared to 71.2% during the first six months of 2016.

The following table summarizes the daily average balances and weighted average rates paid on deposits for the periods indicated below:

	Six Months Ended June 30,
	2017		2016
	Average Balance	Average Rate (1)	Average Balance	Average Rate (1)
	(Dollars in thousands)
Interest-bearing demand deposits	$3,941,759	0.27%	$4,275,478	0.25%
Regular savings	2,180,164	0.28%	1,997,741	0.25%
Money market savings	3,348,639	0.32%	3,779,709	0.28%
Certificates, IRAs and other time deposits	2,331,446	0.66%	2,547,786	0.57%
Total interest-bearing deposits	11,802,008	0.36%	12,600,714	0.32%
Noninterest-bearing deposits	5,215,491		5,092,596
Total deposits	$17,017,499	0.25%	$17,693,310	0.23%

(1) Annualized and based on average balances on an actual 365 day or 366 day basis for the six months ended June 30, 2017 and 2016.

Other Borrowings

The following table presents the Company’s borrowings as of the dates indicated:

	June 30, 2017	December 31, 2016
	(Dollars in thousands)
FHLB advances	$1,030,000	$985,000
FHLB long-term notes payable	5,506	5,781
Total other borrowings	1,035,506	990,781
Securities sold under repurchase agreements	346,324	320,430
Total	$1,381,830	$1,311,211

FHLB advances and long-term notes payable— The Company has an available line of credit with the FHLB of Dallas, which allows the Company to borrow on a collateralized basis. FHLB advances are considered short-term borrowings and are used to manage liquidity as needed. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At June 30, 2017, the Company had total funds of $5.72 billion available under this agreement, of which $1.04 billion was outstanding. FHLB advances of $1.03 billion were outstanding at June 30, 2017, at a weighted average rate of

1.13%. Long-term notes payable were $5.5 million at June 30, 2017, with a weighted average rate of 5.68%. The maturity dates on the FHLB notes payable range from the years 2018 to 2027 and have interest rates ranging from 4.51% to 6.10%.

Securities sold under repurchase agreements— At June 30, 2017, the Company had $346.3 million in securities sold under repurchase agreements with banking customers compared with $320.4 million at December 31, 2016, an increase of $25.9 million or 8.1%.  Repurchase agreements are generally settled on the following business day; however, approximately $11.2 million of the repurchase agreements outstanding at June 30, 2017 have maturity dates ranging from 6 to 24 months. All securities sold under agreements to repurchase are collateralized by certain pledged securities.

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

As of June 30, 2017, the Company had outstanding $2.15 billion in commitments to extend credit and $72.7 million in commitments associated with outstanding standby letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

The Company has no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of June 30, 2017, the Company had cash and cash equivalents of $322.7 million compared with $437.4 million at December 31, 2016, a decrease of $114.7 million or 26.2%. The decrease was primarily due to the net increase in loans held for investment of $241.5 million, the net decrease in deposits of $236.6 million and the purchase of held-to-maturity securities of $761.2 million. Partially offsetting the decrease were proceeds from maturities and principal paydowns of held-to-maturity securities of $921.2 million and net income of $137.1 million for the six months ended June 30, 2017.

Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of June 30, 2017 (other than deposit obligations). The payments do not include pre-payment options that may be available to the Company. The Company’s future cash payments associated with its contractual obligations pursuant to its FHLB borrowings and operating leases as of June 30, 2017 are summarized below. Payments for FHLB borrowings include interest of $517 thousand that will be paid over the future periods.  Payments related to leases are based on actual payments specified in underlying contracts.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Federal Home Loan Bank notes payable	$1,030,956	$4,417	$467	$183	$1,036,023
Operating leases	5,168	8,319	4,451	4,381	22,319
Total	$1,036,124	$12,736	$4,918	$4,564	$1,058,342

Off-Balance Sheet Items

In the normal course of business, the Company enters into various transactions that, in accordance with GAAP, are not included in its consolidated balance sheets. The Company enters into these transactions to meet the financing needs of its customers. These transactions include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the consolidated balance sheets.

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit as of June 30, 2017 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$64,666	$7,500	$509	$—	$72,675
Commitments to extend credit	968,439	306,871	217,067	660,466	2,152,843
Total	$1,033,105	$314,371	$217,576	$660,466	$2,225,518

Capital Resources

Total shareholders’ equity was $3.74 billion at June 30, 2017 compared with $3.64 billion at December 31, 2016, an increase of $93.9 million or 2.6%. The increase was primarily the result of net income of $137.1 million, partially offset by dividends paid on common stock of $47.2 million for the six months ended June 30, 2017.

The Basel III Capital Rules adopted by the federal regulatory authorities in 2013 substantially revised the risk-based capital requirements applicable to the Company and the Bank. The Basel III Capital Rules became effective for the Company on January 1, 2015, subject to a phase-in period for certain provisions. The Basel III Capital Rules require a capital conservation buffer with respect to each of the Common Equity Tier 1, Tier 1 risk-based and total risk-based capital ratios, which provides for capital levels that exceed the minimum risk-based capital adequacy requirements.  The capital conservation buffer is subject to a three-year phase-in period that began on January 1, 2016 and will be fully phased-in on January 1, 2019 at 2.5%.  The required phase-in capital conservation buffer during 2017 is 1.25%.  A financial institution with a conservation buffer of less than the required amount will be subject to limitations on capital distributions, including dividend payments and stock repurchases, and certain discretionary bonus payments to executive officers.

Financial institutions are categorized by the FDIC based on minimum Common Equity Tier 1, Tier 1 risk-based, total risk-based and Tier 1 leverage ratios. As of June 30, 2017, the Bank’s capital ratios were above the levels required for the Bank to be designated as “well capitalized.”

The following table provides a comparison of the Company’s and the Bank’s risk-weighted and leverage capital ratios to the minimum and well-capitalized regulatory standards as of June 30, 2017:

	Minimum Required For Capital Adequacy Purposes		Minimum Required Plus Capital Conservation Buffer for 2017	To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio as of June 30, 2017
The Company
CET1 capital (to risk weighted assets)	4.50%		5.75%	N/A	14.80%
Tier 1 capital (to risk weighted assets)	6.00%		7.25%	N/A	14.80%
Total capital (to risk weighted assets)	8.00%		9.25%	N/A	15.49%
Tier 1 capital (to average assets)	4.00%	(1)	4.00%	N/A	8.82%

The Bank
CET1 capital (to risk weighted assets)	4.50%		5.75%	6.50%	14.67%
Tier 1 capital (to risk weighted assets)	6.00%		7.25%	8.00%	14.67%
Total capital (to risk weighted assets)	8.00%		9.25%	10.00%	15.36%
Tier 1 capital (to average assets)	4.00%	(2)	4.00%	5.00%	8.74%

(1) The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.

(2) The FDIC may require the Bank to maintain a leverage ratio above the required minimum.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company manages market risk, which for the Company is primarily interest rate risk, through its Asset Liability Committee consisting of senior officers of the Company, in accordance with policies approved by the Company’s Board of Directors.

The Company uses simulation analysis to examine the potential effects of market changes on net interest income and market value. The Company considers macroeconomic variables, Company strategy, liquidity and other factors as it quantifies market risk. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Sensitivity and Liquidity” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 28, 2017 (the “2016 Form 10-K”), for further discussion. There have been no material changes in the Company’s market risk exposures that would affect the quantitative and qualitative disclosures from those disclosed in the 2016 Form 10-K and presented as of December 31, 2016.

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PROSPERITY BANCSHARES, INC. ® (Registrant)

Date: 08/07/17	/S/ DAVID ZALMAN
David Zalman
Chairman and Chief Executive Officer

Date: 08/07/17	/S/ DAVID HOLLAWAY
David Hollaway
Chief Financial Officer