Form 10-Q
period 2017-09-30
PROSPERITY BANCSHARES INC
filed 2017-11-06
CIK 1068851

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

As of November 2, 2017, there were 69,484,012 outstanding shares of the registrant’s Common Stock, par value $1.00 per share.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2017	2016
	(Dollars in thousands, except par value)
ASSETS
Cash and due from banks	$302,469	$436,203
Federal funds sold	1,007	1,178
Total cash and cash equivalents	303,476	437,381
Available for sale securities, at fair value	233,651	221,176
Held to maturity securities, at cost (fair value of $9,154,725 and $9,339,455, respectively)	9,176,871	9,504,910
Total securities	9,410,522	9,726,086
Loans held for sale	25,473	26,975
Loans held for investment	9,885,729	9,595,085
Total loans	9,911,202	9,622,060
Less: allowance for credit losses	(86,812)	(85,326)
Loans, net	9,824,390	9,536,734
Accrued interest receivable	52,532	53,310
Goodwill	1,900,845	1,900,845
Core deposit intangibles, net	40,464	45,784
Bank premises and equipment, net	256,011	262,083
Other real estate owned	14,512	15,463
Bank owned life insurance (BOLI)	253,751	247,116
Federal Home Loan Bank of Dallas stock	61,815	55,430
Other assets	24,945	50,840
TOTAL ASSETS	$22,143,263	$22,331,072
LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest-bearing	$5,465,474	$5,190,973
Interest-bearing	11,442,002	12,116,329
Total deposits	16,907,476	17,307,302
Other borrowings	960,365	990,781
Securities sold under repurchase agreements	334,621	320,430
Accrued interest payable	3,121	2,319
Other liabilities	156,322	67,929
Total liabilities	18,361,905	18,688,761
COMMITMENTS AND CONTINGENCIES	—	—
SHAREHOLDERS’ EQUITY:
Preferred stock, $1 par value; 20,000,000 shares authorized; none issued or outstanding	—	—
Common stock, $1 par value; 200,000,000 shares authorized; 69,484,012 shares issued and outstanding at September 30, 2017; 69,491,012 shares issued and outstanding at December 31, 2016	69,484	69,491
Capital surplus	2,033,379	2,028,129
Retained earnings	1,677,432	1,543,280
Accumulated other comprehensive income—net unrealized gain on available for sale securities, net of tax of $572 and $760, respectively	1,063	1,411
Total shareholders’ equity	3,781,358	3,642,311
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$22,143,263	$22,331,072

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Dollars in thousands, except per share data)
INTEREST INCOME:
Loans, including fees	$121,567	$116,247	$348,252	$359,066
Securities	50,610	48,132	156,679	151,802
Federal funds sold	242	81	585	242
Total interest income	172,419	164,460	505,516	511,110
INTEREST EXPENSE:
Deposits	12,376	9,396	33,725	29,647
Other borrowings	3,540	752	10,056	1,944
Securities sold under repurchase agreements	356	248	922	694
Junior subordinated debentures	—	—	—	37
Total interest expense	16,272	10,396	44,703	32,322
NET INTEREST INCOME	156,147	154,064	460,813	478,788
PROVISION FOR CREDIT LOSSES	6,900	2,000	12,325	22,000
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	149,247	152,064	448,488	456,788
NONINTEREST INCOME:
Nonsufficient funds (NSF) fees	8,350	8,764	24,244	24,984
Credit card, debit card and ATM card income	6,075	5,903	18,214	17,659
Service charges on deposit accounts	5,251	4,698	16,077	13,898
Trust income	2,040	1,851	6,466	5,640
Mortgage income	854	2,143	3,227	5,386
Brokerage income	461	1,213	1,376	3,789
Net gain (loss) on sale of assets	62	37	(1,962)	1,389
Gain on sale of securities	—	—	3,270	—
Other	5,716	5,075	16,501	16,205
Total noninterest income	28,809	29,684	87,413	88,950
NONINTEREST EXPENSE:
Salaries and employee benefits	47,866	48,328	143,653	146,666
Net occupancy and equipment	5,691	5,997	16,654	17,362
Credit and debit card, data processing and software amortization	4,506	4,207	12,807	12,801
Regulatory assessments and FDIC insurance	3,455	3,434	10,552	10,311
Core deposit intangibles amortization	1,686	2,418	5,320	6,974
Depreciation	3,050	3,289	9,204	9,924
Communications	2,618	2,870	7,984	8,790
Other real estate expense	(30)	44	112	136
Other	8,667	8,889	25,727	26,275
Total noninterest expense	77,509	79,476	232,013	239,239
INCOME BEFORE INCOME TAXES	100,547	102,272	303,888	306,499
PROVISION FOR INCOME TAXES	32,639	33,621	98,861	100,826
NET INCOME	$67,908	$68,651	$205,027	$205,673
EARNINGS PER SHARE:
Basic	$0.98	$0.99	$2.95	$2.95
Diluted	$0.98	$0.99	$2.95	$2.95

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Net income	$67,908	$68,651	$205,027	$205,673
Other comprehensive loss, before tax:
Securities available for sale:
Change in unrealized gain during period	(1,236)	(186)	(536)	(828)
Total other comprehensive loss	(1,236)	(186)	(536)	(828)
Deferred tax benefit related to other comprehensive loss	433	65	188	290
Other comprehensive loss, net of tax	(803)	(121)	(348)	(538)
Comprehensive income	$67,105	$68,530	$204,679	$205,135

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(UNAUDITED)

					Accumulated
					Other		Total
	Common Stock		Capital	Retained	Comprehensive	Treasury	Shareholders’
	Shares	Amount	Surplus	Earnings	Income	Stock	Equity
	(In thousands, except share and per share data)
BALANCE AT DECEMBER 31, 2015	70,058,761	$70,059	$2,036,378	$1,355,040	$2,040	$(607)	$3,462,910
Net income				205,673			205,673
Other comprehensive income					(538)		(538)
Common stock issued in connection with the exercise of stock options and restricted stock awards, net	21,267	21	646				667
Common stock issued in connection with the acquisition of Tradition Bancshares, Inc.	679,528	679	31,843				32,522
Treasury stock cancellation	(37,088)	(37)	(570)			607	—
Common stock repurchase	(1,244,890)	(1,245)	(49,812)				(51,057)
Stock based compensation expense			7,237				7,237
Cash dividends declared, $0.9000 per share				(62,602)			(62,602)
BALANCE AT SEPTEMBER 30, 2016	69,477,578	$69,477	$2,025,722	$1,498,111	$1,502	$—	$3,594,812

BALANCE AT DECEMBER 31, 2016	69,491,012	$69,491	$2,028,129	$1,543,280	$1,411	$—	$3,642,311
Net income				205,027			205,027
Other comprehensive loss					(348)		(348)
Common stock issued in connection with the exercise of stock options and restricted stock awards, net	(7,000)	(7)	155				148
Stock based compensation expense			5,095				5,095
Cash dividends declared, $1.0200 per share				(70,875)			(70,875)
BALANCE AT SEPTEMBER 30, 2017	69,484,012	$69,484	$2,033,379	$1,677,432	$1,063	$—	$3,781,358

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2017	2016
	(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$205,027	$205,673
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and core deposit intangibles amortization	14,524	16,898
Provision for credit losses	12,325	22,000
Net amortization of premium on investments	29,401	31,972
Net (gain) loss on sale of other real estate	(221)	330
Gain on sale of investment securities	(3,270)	—
Net loss (gain) on sale of assets	1,962	(1,389)
Net accretion of discount on loans	(17,110)	(31,418)
Net amortization of premium on deposits	(178)	(935)
Gain on sale of loans	(3,007)	(4,910)
Proceeds from sale of loans held for sale	151,645	205,137
Originations of loans held for sale	(148,297)	(208,095)
Stock based compensation expense	5,095	7,237
Decrease in accrued interest receivable and other assets	9,307	63,096
Increase in accrued interest payable and other liabilities	89,195	46,744
Net cash provided by operating activities	346,398	352,340

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities and principal paydowns of held to maturity securities	1,367,648	1,410,155
Purchase of held to maturity securities	(1,065,091)	(655,865)
Proceeds from maturities and principal paydowns of available for sale securities	7,239,733	8,123,458
Purchase of available for sale securities	(7,253,393)	(8,151,073)
Net (increase) decrease in loans held for investment	(284,836)	135,818
Purchase of bank premises and equipment	(6,643)	(3,933)
Proceeds from sale of bank premises, equipment and other real estate	8,879	7,206
Net cash used in the purchase of Tradition Bancshares, Inc.	—	(8,963)
Net cash provided by investing activities	6,297	856,803

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in noninterest-bearing deposits	274,501	(287,225)
Net decrease in interest-bearing deposits	(674,149)	(961,271)
Net repayments of other short-term borrowings	(30,000)	(65,000)
Repayments of other long-term borrowings	(416)	(483)
Net increase in securities sold under repurchase agreements	14,191	3,196
Redemption of junior subordinated debentures	—	(7,217)
Proceeds from stock option exercises	148	667
Repurchase of common stock	—	(51,057)
Payments of cash dividends	(70,875)	(62,602)
Net cash used in financing activities	(486,600)	(1,430,992)
NET DECREASE IN CASH AND CASH EQUIVALENTS	(133,905)	(221,849)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	437,381	563,962
CASH AND CASH EQUIVALENTS, END OF PERIOD	$303,476	$342,113

NONCASH ACTIVITIES:
Stock issued in connection with the Tradition Bancshares, Inc. acquisition	$—	$32,522
Acquisition of real estate through foreclosure of collateral	1,483	14,583

SUPPLEMENTAL INFORMATION:
Income taxes paid	$64,150	$83,275
Interest paid	43,901	30,722

See notes to consolidated financial statements.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

1. BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Prosperity Bancshares, Inc.® (“Bancshares”) and its wholly-owned subsidiary, Prosperity Bank® (the “Bank,” and together with Bancshares, the “Company”). All intercompany transactions and balances have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis; and all such adjustments are of a normal recurring nature. These financial statements and the notes thereto should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Operating results for the nine-month period ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any other period.

2. INCOME PER COMMON SHARE

Outstanding stock options issued by the Company represent the only dilutive effect reflected in diluted weighted average shares.

The following table illustrates the computation of basic and diluted earnings per share:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount	Amount	Per Share Amount
	(Amounts in thousands, except per share data)
Net income	$67,908		$68,651		$205,027		$205,673
Basic:
Weighted average shares outstanding	69,485	$0.98	69,478	$0.99	69,484	$2.95	69,738	$2.95
Diluted:
Add incremental shares for:
Effect of dilutive securities - options	—		6		1		7
Total	69,485	$0.98	69,484	$0.99	69,485	$2.95	69,745	$2.95

There were no stock options exercisable during the three and nine months ended September 30, 2017 or 2016 that would have had an anti-dilutive effect on the above computation.

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

ASU 2017-08, “Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20).” ASU 2017-08 shortens the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. ASU 2017-08 will be effective for the Company on January 1, 2019 on a modified retrospective

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

basis with a cumulative-effect adjustment as of the beginning of the period of adoption and is not expected to have a significant impact on the Company’s financial statements.

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

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

ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 supersedes the revenue recognition requirements in Revenue Recognition (Topic 605), and most industry-specific guidance throughout the Industry Topics of the Codification. The core principle of ASU 2014-09 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  In addition, the FASB has issued targeted updates to clarify specific implementation issues of ASU 2014-09. These updates include ASU 2016-08 - Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10 - Identifying Performance Obligations and Licensing, ASU 2016-12 - Narrow-Scope Improvements and Practical Expedients and ASU 2016-20 - Technical Corrections and Improvements to Topic 606 - Revenue from Contract with Customers. These amendments do not change the core principles in ASU 2014-09. The Company’s primary sources of revenue are comprised of net interest income on financial assets and liabilities, which are not within the scope of ASU 2014-09. The Company continues to evaluate the complete effect of ASU 2014-09, but it is not expected to have a significant impact on the Company’s financial statements. The Company will adopt ASU 2014-09, effective January 1, 2018, using the modified retrospective application with a cumulative-effect adjustment, if such adjustment is significant.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

4. SECURITIES

The amortized cost and fair value of investment securities were as follows:

	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$1,816	$4	$—	$1,820
Collateralized mortgage obligations	104,976	187	(55)	105,108
Mortgage-backed securities	112,636	1,491	(35)	114,092
Other securities	12,588	126	(83)	12,631
Total	$232,016	$1,808	$(173)	$233,651
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$32,177	$432	$—	$32,609
States and political subdivisions	331,293	6,281	(31)	337,543
Collateralized mortgage obligations	697	6	(3)	700
Mortgage-backed securities	8,812,704	40,648	(69,479)	8,783,873
Other securities	—	—	—	—
Total	$9,176,871	$47,367	$(69,513)	$9,154,725

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$1,915	$5	$—	$1,920
Collateralized mortgage obligations	120,478	240	(119)	120,599
Mortgage-backed securities	84,024	2,004	(165)	85,863
Other securities	12,588	252	(46)	12,794
Total	$219,005	$2,501	$(330)	$221,176
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$33,523	$497	$—	$34,020
States and political subdivisions	384,015	3,934	(1,328)	386,621
Collateralized mortgage obligations	850	6	(5)	851
Mortgage-backed securities	9,086,422	30,880	(199,439)	8,917,863
Other securities	100	—	—	100
Total	$9,504,910	$35,317	$(200,772)	$9,339,455

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

SEPTEMBER 30, 2017

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

Management has the ability and intent to hold the securities classified as held-to-maturity until they mature, at which time the Company will receive full value for the securities. Furthermore, as of September 30, 2017, management does not have the intent to sell any of the securities classified as available for sale before a recovery of cost. In addition, management believes it is more likely than not that the Company will not be required to sell any of its investment securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of September 30, 2017, management believes any impairment in the Company’s securities is temporary, and therefore no impairment loss has been recognized in the Company’s consolidated statement of income.

Securities with unrealized losses, segregated by length of time, that have been in a continuous loss position were as follows:

	September 30, 2017
	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$3,665	$(35)	$1,062	$(20)	$4,727	$(55)
Mortgage-backed securities	47,193	(31)	2,121	(4)	49,314	(35)
Other securities	1,654	(83)	—	—	1,654	(83)
Total	$52,512	$(149)	$3,183	$(24)	$55,695	$(173)
Held to Maturity
States and political subdivisions	$5,670	$(2)	$2,493	$(29)	$8,163	$(31)
Collateralized mortgage obligations	—	—	105	(3)	105	(3)
Mortgage-backed securities	3,769,272	(38,317)	1,288,588	(31,162)	5,057,860	(69,479)
Total	$3,774,942	$(38,319)	$1,291,186	$(31,194)	$5,066,128	$(69,513)

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

	December 31, 2016
	Less than 12 Months		More than 12 Months		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
	(Dollars in thousands)
Available for Sale
Collateralized mortgage obligations	$10,723	$(119)	$—	$—	$10,723	$(119)
Mortgage-backed securities	45,456	(160)	2,334	(5)	47,790	(165)
Other securities	—	—	1,691	(46)	1,691	(46)
Total	$56,179	$(279)	$4,025	$(51)	$60,204	$(330)
Held to Maturity
States and political subdivisions	$115,132	$(1,288)	$5,080	$(40)	$120,212	$(1,328)
Collateralized mortgage obligations	589	(4)	44	(1)	633	(5)
Mortgage-backed securities	6,903,919	(195,556)	90,293	(3,883)	6,994,212	(199,439)
Total	$7,019,640	$(196,848)	$95,417	$(3,924)	$7,115,057	$(200,772)

At September 30, 2017 and December 31, 2016, there were 257 securities and 276 securities, respectively, in an unrealized loss position for more than 12 months.

The amortized cost and fair value of investment securities at September 30, 2017, by contractual maturity, are shown below. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations at any time with or without call or prepayment penalties.

	Held to Maturity		Available for Sale
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$29,734	$29,888	$13,098	$13,141
Due after one year through five years	186,944	189,091	1,306	1,310
Due after five years through ten years	129,778	133,624	—	—
Due after ten years	17,014	17,549	—	—
Subtotal	363,470	370,152	14,404	14,451
Mortgage-backed securities and collateralized mortgage obligations	8,813,401	8,784,573	217,612	219,200
Total	$9,176,871	$9,154,725	$232,016	$233,651

The Company recorded no gain or loss on the sale of securities for the three months ended September 30, 2017 and a $3.3 million gain on sale of securities for the nine months ended September 30, 2017. No gain or loss on sale of securities was recorded for the three and nine months ended September 30, 2016. As of September 30, 2017, the Company did not own any non-agency collateralized mortgage obligations.

At September 30, 2017 and December 31, 2016, the Company did not own securities of any one issuer (other than the U.S. government and its agencies) for which aggregate adjusted cost exceeded 10% of the consolidated shareholders’ equity at such respective dates.

Securities with an amortized cost of $5.02 billion and $5.64 billion and a fair value of $4.99 billion and $5.51 billion at September 30, 2017 and December 31, 2016, respectively, were pledged to collateralize public deposits and for other purposes required or permitted by law.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The loan portfolio consists of various types of loans and is categorized by major type as follows:

	September 30, 2017	December 31, 2016
	(Dollars in thousands)
Residential mortgage loans held for sale	$25,473	$26,975

Commercial and industrial	1,472,397	1,539,439
Real estate:
Construction, land development and other land loans	1,453,535	1,263,923
1-4 family residential (includes home equity)	2,707,654	2,690,856
Commercial real estate (includes multi-family residential)	3,295,001	3,162,109
Farmland	503,727	484,588
Agriculture	188,789	187,748
Consumer and other	264,626	266,422
Total loans held for investment	9,885,729	9,595,085
Total	$9,911,202	$9,622,060

Concentrations of Credit. Most of the Company’s lending activity occurs within the states of Texas and Oklahoma. Commercial real estate loans, 1-4 family residential loans and construction, land development and other land loans make up 75.2% of the Company’s total loan portfolio at September 30, 2017. As of September 30, 2017 and December 31, 2016, there were no concentrations of loans related to any single industry in excess of 10% of total loans.

Foreign Loans. The Company has U.S. dollar-denominated loans and commitments to borrowers in Mexico. The outstanding balance of these loans and the unfunded amounts available under these commitments were not significant at September 30, 2017 or December 31, 2016.

Related Party Loans. As of September 30, 2017 and December 31, 2016, loans outstanding to directors, officers and their affiliates totaled $3.5 million and $4.5 million, respectively. All transactions between the Company and such related parties are conducted in the ordinary course of business and made on the same terms and conditions as similar transactions with unaffiliated persons.

An analysis of activity with respect to these related party loans is as follows:

	As of and for the nine months ended September 30, 2017	As of and for the year ended December 31, 2016
	(Dollars in thousands)
Beginning balance on January 1	$4,493	$4,063
New loans	—	699
Repayments and reclassified related loans	(977)	(269)
Ending balance	$3,516	$4,493

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

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

With respect to potential problem loans, an evaluation of the borrower’s overall financial condition is made to determine the need, if any, for possible writedowns or appropriate additions to the allowance for credit losses.

An aging analysis of past due loans, segregated by category of loan, is presented below:

	September 30, 2017
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Construction, land development and other land loans	$6,763	$—	$6,763	$130	$1,446,642	$1,453,535
Agriculture and agriculture real estate (includes farmland)	1,060	—	1,060	140	691,316	692,516
1-4 family (includes home equity) (1)	8,706	166	8,872	3,288	2,720,967	2,733,127
Commercial real estate (includes multi-family residential)	5,240	2,853	8,093	2,410	3,284,498	3,295,001
Commercial and industrial	6,900	1,882	8,782	20,204	1,443,411	1,472,397
Consumer and other	205	33	238	95	264,293	264,626
Total	$28,874	$4,934	$33,808	$26,267	$9,851,127	$9,911,202

	December 31, 2016
	Loans Past Due and Still Accruing
	30-89 Days	90 or More Days	Total Past Due Loans	Nonaccrual Loans	Current Loans	Total Loans
	(Dollars in thousands)
Construction, land development and other land loans	$8,766	$514	$9,280	$73	$1,254,570	$1,263,923
Agriculture and agriculture real estate (includes farmland)	1,813	381	2,194	161	669,981	672,336
1-4 family (includes home equity) (1)	8,645	53	8,698	3,726	2,705,407	2,717,831
Commercial real estate (includes multi-family residential)	4,250	—	4,250	3,528	3,154,331	3,162,109
Commercial and industrial	8,290	8	8,298	23,999	1,507,142	1,539,439
Consumer and other	886	—	886	155	265,381	266,422
Total	$32,650	$956	$33,606	$31,642	$9,556,812	$9,622,060

(1) Includes $25.5 million and $27.0 million of residential mortgage loans held for sale at September 30, 2017 and December 31, 2016, respectively.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

The following table presents information regarding nonperforming assets as of the dates indicated:

	September 30, 2017	December 31, 2016
	(Dollars in thousands)
Nonaccrual loans (1)	$26,267	$31,642
Accruing loans 90 or more days past due	4,934	956
Total nonperforming loans	31,201	32,598
Repossessed assets	110	241
Other real estate	14,512	15,463
Total nonperforming assets	$45,823	$48,302

Nonperforming assets to total loans and other real estate	0.46%	0.50%

(1) Includes troubled debt restructurings of $4.4 million and $97 thousand as of September 30, 2017 and December 31, 2016, respectively.

The Company had $45.8 million in nonperforming assets at September 30, 2017 compared with $48.3 million at December 31, 2016. Nonperforming assets were 0.46% of total loans and other real estate at September 30, 2017 compared with 0.50% of total loans and other real estate at December 31, 2016. These low nonperforming asset ratios are reflective of the Company’s conservative lending approach.

If interest on nonaccrual loans had been accrued under the original loan terms, approximately $2.3 million and $2.2 million would have been recorded as income for the nine months ended September 30, 2017 and 2016, respectively.

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

PCI Loans.  The carrying amount of PCI loans included in the consolidated balance sheet and the related outstanding balance as of the dates indicated are presented in the table below. The outstanding balance represents the total amount owed as of September 30, 2017 and December 31, 2016.

	September 30, 2017	December 31, 2016
	(Dollars in thousands)
PCI loans:
Outstanding balance	$40,367	$51,640
Discount	(17,040)	(24,007)
Recorded investment	$23,327	$27,633

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

Changes in the accretable yield for acquired PCI loans for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Balance at beginning of period	$8,757	$12,015	$9,778	$5,664
Additions	—	—	—	10,222
Reclassifications from nonaccretable	1,161	1,378	3,339	8,809
Accretion	(1,525)	(2,324)	(4,724)	(13,626)
Balance at September 30	$8,393	$11,069	$8,393	$11,069

Income recognition on PCI loans is subject to the Company’s ability to reasonably estimate both the timing and amount of future cash flows. PCI loans for which the Company is accruing interest income are not considered non-performing or impaired. The non-accretable difference represents contractual principal and interest the Company does not expect to collect.

Non-PCI Loans. The carrying amount of Non-PCI loans included in the consolidated balance sheet and the related outstanding balance as of the dates indicated are presented in the table below. The outstanding balance represents the total amount owed as of September 30, 2017 and December 31, 2016, including accrued but unpaid interest.

	September 30, 2017	December 31, 2016
	(Dollars in thousands)
Non-PCI loans:
Outstanding balance	$796,477	$1,115,061
Discount	(22,997)	(35,401)
Recorded investment	$773,480	$1,079,660

Changes in the discount accretion for Non-PCI loans for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Balance at beginning of period	$29,359	$44,672	$35,401	$54,734
Additions	—	—	—	3,491
Accretion charge-offs	(1)	(16)	(18)	(1,073)
Accretion	(6,361)	(5,296)	(12,386)	(17,792)
Balance at September 30	$22,997	$39,360	$22,997	$39,360

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

SEPTEMBER 30, 2017

(UNAUDITED)

Impaired loans are set forth in the following tables. No interest income was recognized on impaired loans subsequent to their classification as impaired. The average recorded investment presented in the tables below is reported on a year-to-date basis.

	September 30, 2017
	Recorded Investment	Unpaid Contractual Principal Balance	Related Allowance	Average Recorded Investment
	(Dollars in thousands)
With no related allowance recorded:
Construction, land development and other land loans	$94	$109	$—	$54
Agriculture and agriculture real estate (includes farmland)	141	181	—	74
1-4 family (includes home equity)	2,796	3,056	—	2,623
Commercial real estate (includes multi-family residential)	685	715	—	1,935
Commercial and industrial	10,985	15,803	—	9,955
Consumer and other	95	156	—	107
Total	14,796	20,020	—	14,748

With an allowance recorded:
Construction, land development and other land loans	—	—	—	—
Agriculture and agriculture real estate (includes farmland)	—	—	—	77
1-4 family (includes home equity)	478	478	97	458
Commercial real estate (includes multi-family residential)	1,486	1,499	193	887
Commercial and industrial	7,933	8,113	3,879	10,630
Consumer and other	—	—	—	2
Total	9,897	10,090	4,169	12,054

Total:
Construction, land development and other land loans	94	109	—	54
Agriculture and agriculture real estate (includes farmland)	141	181	—	151
1-4 family (includes home equity)	3,274	3,534	97	3,081
Commercial real estate (includes multi-family residential)	2,171	2,214	193	2,822
Commercial and industrial	18,918	23,916	3,879	20,585
Consumer and other	95	156	—	109
	$24,693	$30,110	$4,169	$26,802

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

SEPTEMBER 30, 2017

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

The following table presents risk grades and PCI loans by category of loan at September 30, 2017. Impaired loans include loans in risk grades 7, 8 and 9, as well as any PCI loan that has a specific reserve allocated to it.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity) (1)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Grade 1	$—	$14,515	$—	$—	$48,793	$38,163	$101,471
Grade 2	2,120	4,280	29,417	30,690	10,451	25,788	102,746
Grade 3	1,354,516	588,797	2,626,512	2,950,268	1,096,171	185,654	8,801,918
Grade 4	87,990	74,706	60,731	241,940	195,508	6,574	667,449
Grade 5	392	7,918	3,643	37,060	61,953	3,200	114,166
Grade 6	7,445	1,777	4,883	18,687	37,488	5,152	75,432
Grade 7	94	141	3,177	2,171	18,918	95	24,596
Grade 8	—	—	97	—	—	—	97
Grade 9	—	—	—	—	—	—	—
PCI Loans (2)	978	382	4,667	14,185	3,115	—	23,327
Total	$1,453,535	$692,516	$2,733,127	$3,295,001	$1,472,397	$264,626	$9,911,202

(1) Includes $25.5 million of residential mortgage loans held for sale at September 30, 2017.

(2) Of the total PCI loans, $1.6 million were classified as substandard at September 30, 2017, with no specific reserves allocated to them.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

Allowance for Credit Losses. The allowance for credit losses is a valuation established through charges to earnings in the form of a provision for credit losses. Management has established an allowance for credit losses which it believes is adequate as of September 30, 2017 for estimated losses in the Company’s loan portfolio. The amount of the allowance for credit losses is affected by the following: (1) charge-offs of loans that occur when loans are deemed uncollectible and decrease the allowance, (2) recoveries on loans previously charged off that increase the allowance and (3) provisions for credit losses charged to earnings that increase the allowance. Based on an evaluation of the loan portfolio and consideration of the factors listed below, management presents a quarterly review of the allowance for credit losses to the Bank’s Board of Directors, indicating any change in the allowance since the last review and any recommendations as to adjustments in the allowance. Although management believes it uses the best information available to make determinations with respect to the allowance for credit losses, future adjustments may be necessary if economic conditions or the borrower’s performance differ from the assumptions used in making the initial determinations.

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

SEPTEMBER 30, 2017

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

In determining the amount of the general valuation allowance, management considers factors such as historical loan loss experience, concentration risk of specific loan types, the volume, growth and composition of the Company’s loan portfolio, current economic conditions that may affect the borrower’s ability to pay and the value of collateral, the evaluation of the Company’s loan portfolio through its internal loan review process, general economic conditions, other qualitative risk factors both internal and external to the Company and other relevant factors in accordance with ASC Topic 450, “Contingencies.” Based on a review of these factors for each loan type, the Company applies an estimated percentage to the outstanding balance of each loan type, excluding any loan that has a specific reserve allocated to it. The Company uses this information to establish the amount of the general valuation allowance.  At September 30, 2017, the allowance for credit losses totaled $86.8 million or 0.88% of total loans, including acquired loans with discounts.  At December 31, 2016, the allowance for credit losses totaled $85.3 million or 0.89% of total loans, including acquired loans with discounts.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

The following table details activity in the allowance for credit losses by category of loan for the three and nine months ended September 30, 2017 and 2016.  Allocation of a portion of the allowance to one category of loans does not preclude its availability to absorb losses in other categories.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses:
Three Months Ended
Balance June 30, 2017	$14,516	$4,009	$14,442	$10,379	$38,998	$1,439	$83,783
Provision for credit losses	558	(16)	256	328	5,081	693	6,900
Charge-offs	—	(36)	(35)	—	(3,470)	(881)	(4,422)
Recoveries	2	36	23	3	245	242	551
Net charge-offs	2	—	(12)	3	(3,225)	(639)	(3,871)
Balance September 30, 2017	$15,076	$3,993	$14,686	$10,710	$40,854	$1,493	$86,812

Nine Months Ended
Balance December 31, 2016	$14,984	$4,073	$16,571	$12,256	$35,836	$1,606	$85,326
Provision for credit losses	(35)	(174)	(1,873)	(1,416)	14,269	1,554	12,325
Charge-offs	(9)	(53)	(157)	(133)	(10,113)	(2,486)	(12,951)
Recoveries	136	147	145	3	862	819	2,112
Net charge-offs	127	94	(12)	(130)	(9,251)	(1,667)	(10,839)
Balance September 30, 2017	$15,076	$3,993	$14,686	$10,710	$40,854	$1,493	$86,812

Allowance for credit losses:
Three Months Ended
Balance June 30, 2016	$14,202	$4,129	$14,916	$12,672	$36,254	$1,653	$83,826
Provision for credit losses	(78)	(40)	167	(477)	1,753	675	2,000
Charge-offs	—	(1)	(63)	—	(24)	(946)	(1,034)
Recoveries	368	46	15	1	131	232	793
Net charge-offs	368	45	(48)	1	107	(714)	(241)
Balance September 30, 2016	$14,492	$4,134	$15,035	$12,196	$38,114	$1,614	$85,585

Nine Months Ended
Balance December 31, 2015	$14,882	$3,845	$14,891	$12,996	$33,409	$1,361	$81,384
Provision for credit losses	(969)	6,551	144	(545)	13,103	3,716	22,000
Charge-offs	(7)	(7,026)	(114)	(257)	(10,641)	(4,371)	(22,416)
Recoveries	586	764	114	2	2,243	908	4,617
Net charge-offs	579	(6,262)	—	(255)	(8,398)	(3,463)	(17,799)
Balance September 30, 2016	$14,492	$4,134	$15,035	$12,196	$38,114	$1,614	$85,585

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

The following table details the amount of the allowance for credit losses allocated to each category of loan as of September 30, 2017, December 31, 2016 and September 30, 2016, on the basis of the impairment methodology used by the Company.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Allowance for credit losses related to:
September 30, 2017
Individually evaluated for impairment	$—	$—	$97	$193	$3,879	$—	$4,169
Collectively evaluated for impairment	15,076	3,993	14,589	10,517	36,975	1,493	82,643
PCI loans	—	—	—	—	—	—	—
Total allowance for credit losses	$15,076	$3,993	$14,686	$10,710	$40,854	$1,493	$86,812

December 31, 2016
Individually evaluated for impairment	$—	$17	$150	$178	$2,820	$1	$3,166
Collectively evaluated for impairment	14,984	4,056	16,421	12,078	32,985	1,605	82,129
PCI loans	—	—	—	—	31	—	31
Total allowance for credit losses	$14,984	$4,073	$16,571	$12,256	$35,836	$1,606	$85,326

September 30, 2016
Individually evaluated for impairment	$—	$102	$140	$13	$5,330	$46	$5,631
Collectively evaluated for impairment	14,492	$4,032	14,895	12,183	32,560	1,568	79,730
PCI loans	—	—	—	—	224	—	224
Total allowance for credit losses	$14,492	$4,134	$15,035	$12,196	$38,114	$1,614	$85,585

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

The following table details the recorded investment in loans as of September 30, 2017, December 31, 2016 and September 30, 2016, excluding $25.5 million, $27.0 million and $29.5 million, respectively, of residential mortgage loans held for sale, related to each balance in the allowance for credit losses by category of loan.

	Construction, Land Development and Other Land Loans	Agriculture and Agriculture Real Estate (includes Farmland)	1-4 Family (includes Home Equity)	Commercial Real Estate (includes Multi-Family Residential)	Commercial and Industrial	Consumer and Other	Total
	(Dollars in thousands)
Recorded investment in loans:
September 30, 2017
Individually evaluated for impairment	$94	$141	$3,274	$2,171	$18,918	$95	$24,693
Collectively evaluated for impairment	1,452,463	691,993	2,699,713	3,278,645	1,450,364	264,531	9,837,709
PCI loans	978	382	4,667	14,185	3,115	—	23,327
Total loans evaluated for impairment	$1,453,535	$692,516	$2,707,654	$3,295,001	$1,472,397	$264,626	$9,885,729

December 31, 2016
Individually evaluated for impairment	$14	$161	$2,887	$3,472	$22,221	$123	$28,878
Collectively evaluated for impairment	1,262,478	671,787	2,682,259	3,142,217	1,513,534	266,299	9,538,574
PCI loans	1,431	388	5,710	16,420	3,684	—	27,633
Total loans evaluated for impairment	$1,263,923	$672,336	$2,690,856	$3,162,109	$1,539,439	$266,422	$9,595,085

September 30, 2016
Individually evaluated for impairment	$177	$248	$2,281	$12,889	$24,261	$163	$40,019
Collectively evaluated for impairment	1,204,172	663,439	2,670,004	3,127,974	1,509,663	270,171	9,445,423
PCI loans	1,471	393	5,710	17,706	8,135	—	33,415
Total loans evaluated for impairment	$1,205,820	$664,080	$2,677,995	$3,158,569	$1,542,059	$270,334	$9,518,857

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

Troubled Debt Restructurings. The restructuring of a loan is considered a “troubled debt restructuring” if both (1) the borrower is experiencing financial difficulties and (2) the creditor has granted a concession. Concessions may include interest rate reductions or below market interest rates, principal forgiveness, restructuring amortization schedules and other actions intended to minimize potential losses.  Under ASC topic 310-40 “Receivables—Troubled Debt Restructurings by Creditors,” the Company evaluates all loan modifications to identify whether the restructuring constitutes a troubled debt restructuring.  As of September 30, 2017 and 2016, the Company had $4.4 million and $318 thousand, respectively, in outstanding troubled debt restructurings. The following table presents information regarding the recorded investment of loans modified as troubled debt restructurings during the nine months ended September 30, 2017 and 2016:

	Nine Months Ended
	September 30,
	2017			2016
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings
Construction, land development and other land loans	—	$—	$—	—	$—	$—
Agriculture and agriculture real estate (includes farmland)	—	—	—	1	154	152
1-4 Family (includes home equity)	—	—	—	—	—	—
Commercial real estate (includes multi-family residential)	—	—	—	—	—	—
Commercial and industrial	3	8,656	4,338	—	—	—
Consumer and other	—	—	—	—	—	—
Total	3	$8,656	$4,338	1	$154	$152

For the nine months ended September 30, 2017, the Company added three loans totaling $8.7 million as new troubled debt restructurings, of which two loans totaling $4.3 million remain outstanding at September 30, 2017. These two loans, which were modified during the first quarter of 2017, have defaulted as of September 30, 2017. Default is determined at 90 or more days past due. For the nine months ended September 30, 2016, the Company added one loan totaling $154 thousand as a new troubled debt restructuring, of which $152 thousand was outstanding at September 30, 2016. During the nine months ended September 30, 2017, the Company recognized charge-offs totaling $2.5 million related to a loan restructured during the first quarter of 2017. There were no charge-offs related to restructured loans recognized during the nine months ended September 30, 2016. The modifications generally related to extending the amortization periods of the loans, which includes loans modified during bankruptcy.  The Company did not grant principal reductions on any restructured loans at the time of modification. These modifications did not have a material impact on the Company’s determination of the allowance for credit losses.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

The following tables present fair values for assets and liabilities measured at fair value on a recurring basis:

	As of September 30, 2017
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Available for sale securities:
States and political subdivisions	$—	$1,820	$—	$1,820
Collateralized mortgage obligations	—	105,108	—	105,108
Mortgage-backed securities	—	114,092	—	114,092
Other securities	12,631	—	—	12,631
Total	$12,631	$221,020	$—	$233,651

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

	As of December 31, 2016
	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets:
Available for sale securities:
States and political subdivisions	$—	$1,920	$—	$1,920
Collateralized mortgage obligations	—	120,599	—	120,599
Mortgage-backed securities	—	85,863	—	85,863
Other securities	12,794	—	—	12,794
Total	$12,794	$208,382	$—	$221,176

Certain assets and liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment). These instruments include other real estate owned, repossessed assets, held to maturity debt securities, loans held for sale and impaired loans, which are included as loans held for investment.  For the three and nine months ended September 30, 2017, the Company had additions to other real estate owned of $112 thousand and $1.5 million, respectively, of which $112 thousand and $852 thousand, respectively, were outstanding as of September 30, 2017.  For the three and nine months ended September 30, 2017, the Company had additions to impaired loans of $4.6 million and $16.0 million, respectively, of which $4.6 million and $13.7 million, respectively, were outstanding as of September 30, 2017. The remaining financial assets and liabilities measured at fair value on a non-recurring basis that were recorded in 2017 and remained outstanding at September 30, 2017 were not significant.

The following tables present carrying and fair value information of financial instruments as of the dates indicated:

	As of September 30, 2017
	Carrying	Estimated Fair Value
	Amount	Level 1	Level 2	Level 3	Total
Assets	(Dollars in thousands)
Cash and due from banks	$302,469	$302,469	$—	$—	$302,469
Federal funds sold	1,007	1,007	—	—	1,007
Held to maturity securities	9,176,871	—	9,154,725	—	9,154,725
Loans held for sale	25,473	—	25,473	—	25,473
Loans held for investment, net of allowance	9,798,917	—	—	9,815,735	9,815,735
Other real estate owned	14,512	—	14,512	—	14,512

Liabilities
Deposits:
Noninterest-bearing	$5,465,474	$—	$5,465,474	$—	$5,465,474
Interest-bearing	11,442,002	—	11,426,388	—	11,426,388
Other borrowings	960,365	—	960,612	—	960,612
Securities sold under repurchase agreements	334,621	—	334,601	—	334,601

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

SEPTEMBER 30, 2017

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

The fair value estimates presented herein are based on pertinent information available to management at September 30, 2017. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since those dates and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

7. GOODWILL AND CORE DEPOSIT INTANGIBLES

Changes in the carrying amount of the Company’s goodwill and core deposit intangibles for the nine months ended September 30, 2017 and the year ended December 31, 2016 were as follows:

	Goodwill	Core Deposit Intangibles
	(Dollars in thousands)
Balance as of December 31, 2015	$1,868,827	$49,417
Less:
Amortization	—	(9,200)
Add:
Acquisition of Tradition Bancshares, Inc.	32,018	5,567
Balance as of December 31, 2016	1,900,845	45,784
Less:
Amortization	—	(5,320)
Add:
Measurement period adjustments	—	—
Balance as of September 30, 2017	$1,900,845	$40,464

Goodwill is recorded on the acquisition date of each entity. The Company may record subsequent adjustments to goodwill for amounts undeterminable at acquisition date, such as deferred taxes and real estate valuations, and therefore the goodwill amounts may change accordingly. The Company initially records the total premium paid on acquisitions as goodwill. After finalizing the valuation, core deposit intangibles are identified and reclassified from goodwill to core deposit intangibles on the balance sheet. This reclassification has no effect on total assets, liabilities, shareholders’ equity, net income or cash flows. Management performs an evaluation annually, and more frequently if a triggering event occurs, of whether any impairment of the goodwill and core deposit intangibles has occurred. If any such impairment is determined, a write-down is recorded. As of September 30, 2017, there was no impairment recorded on goodwill and core deposit intangibles.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

The measurement period for the Company to determine the fair value of acquired identifiable assets and assumed liabilities will be at the end of the earlier of (1) twelve months from the date of acquisition or (2) as soon as the Company receives the information it was seeking about facts and circumstances that existed as of the date of acquisition.

Core deposit intangibles are being amortized on a non-pro rata basis over their estimated lives, which the Company believes is between 10 and 15 years. Amortization expense related to intangible assets totaled $1.7 million and $2.4 million for the three months ended September 30, 2017 and 2016, respectively, and $5.3 million and $7.0 million for the nine months ended September 30, 2017 and 2016, respectively. The estimated aggregate future amortization expense for core deposit intangibles remaining as of September 30, 2017 is as follows (dollars in thousands):

Remaining 2017	$1,622
2018	5,959
2019	5,051
2020	4,483
2021	4,022
Thereafter	19,327
Total	$40,464

8. STOCK–BASED COMPENSATION

At September 30, 2017, the Company had two stock-based employee compensation plans with awards outstanding. One of these plans has expired and therefore no additional awards may be issued under that plan.

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

During 2012, Bancshares’ Board of Directors established the Prosperity Bancshares, Inc. 2012 Stock Incentive Plan (the “2012 Plan”), which was approved by Bancshares’ shareholders and authorized the issuance of up to 1,250,000 shares of common stock upon the exercise of options granted under the 2012 Plan or pursuant to the grant or exercise, as the case may be, of other awards granted under the 2012 Plan, including restricted stock, stock appreciation rights, phantom stock awards and performance awards. A total of 352,235 shares have been granted under the 2012 Plan as of September 30, 2017.

The Company did not receive cash from the exercise of stock options during the three-month period ended September 30, 2017, compared with $469 thousand during the three-month period ended September 30, 2016. The Company received $148 thousand and $667 thousand from the exercise of stock options during the nine-month periods ended September 30, 2017 and 2016, respectively. There was no tax benefit realized from option exercises of the stock-based payment arrangements during the three month and nine month periods ended September 30, 2017 and 2016.

As of September 30, 2017, there was $4.3 million of total unrecognized compensation expense related to stock-based compensation arrangements. That cost is expected to be recognized over a weighted average period of 1.79 years.

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

9. CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ITEMS

Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of September 30, 2017 (other than deposit obligations and securities sold under repurchase agreements). The Company’s future cash payments associated with its contractual obligations pursuant to its Federal Home Loan Bank (“FHLB”) notes payable and operating leases as of September 30, 2017 are summarized below. Payments for FHLB notes payable include interest of $439 thousand that will be paid over the future periods. Payments related to leases are based on actual payments specified in underlying contracts.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Federal Home Loan Bank notes payable	$959,453	$756	$428	$167	$960,804
Operating leases	4,811	7,630	4,207	6,638	23,286
Total	$964,264	$8,386	$4,635	$6,805	$984,090

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

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit expiring by period as of September 30, 2017 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$47,196	$14,746	$493	$—	$62,435
Commitments to extend credit	922,603	326,830	236,089	678,086	2,163,608
Total	$969,799	$341,576	$236,582	$678,086	$2,226,043

10. OTHER COMPREHENSIVE INCOME (LOSS)

The tax effects allocated to each component of other comprehensive income (loss) were as follows:

	Three Months Ended September 30,
	2017			2016
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
	(Dollars in thousands)
Other comprehensive loss:
Securities available for sale:
Change in unrealized gain during period	$(1,236)	$433	$(803)	$(186)	$65	$(121)
Total securities available for sale	(1,236)	433	(803)	(186)	65	(121)
Total other comprehensive loss	$(1,236)	$433	$(803)	$(186)	$65	$(121)

PROSPERITY BANCSHARES, INC.® AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

	Nine Months Ended September 30,
	2017			2016
	Before Tax Amount	Tax Effect	Net of Tax Amount	Before Tax Amount	Tax Effect	Net of Tax Amount
	(Dollars in thousands)
Other comprehensive loss:
Securities available for sale:
Change in unrealized gain during period	$(536)	$188	$(348)	$(828)	$290	$(538)
Total securities available for sale	(536)	188	(348)	(828)	290	(538)
Total other comprehensive loss	$(536)	$188	$(348)	$(828)	$290	$(538)

Activity in accumulated other comprehensive income associated with securities available for sale, net of tax, was as follows:

	Securities Available for Sale	Accumulated Other Comprehensive Income
	(Dollars in thousands)
Balance at January 1, 2017	$1,411	$1,411
Other comprehensive income	(348)	(348)
Balance at September 30, 2017	$1,063	$1,063

Balance at January 1, 2016	$2,040	$2,040
Other comprehensive income	(538)	(538)
Balance at September 30, 2016	$1,502	$1,502

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

Under the terms of the definitive agreement, Bancshares issued 679,528 shares of its common stock plus $39.0 million in cash for all outstanding shares of Tradition capital stock, for total merger consideration of $71.5 million, based on Bancshares’ closing stock price of $47.86 on December 31, 2015. As of September 30, 2017, total goodwill related to the Tradition acquisition was $32.0 million. Goodwill is calculated as the excess of both the consideration exchanged and liabilities assumed as compared to the fair value of identifiable assets acquired, none of which is expected to be deductible for tax purposes. Additionally, the Company recognized $5.6 million of core deposit intangibles during 2016.

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

OVERVIEW

Prosperity Bancshares, Inc., a Texas corporation, was formed in 1983 to acquire the former Allied First Bank in Edna, Texas, which was chartered in 1949 as The First National Bank of Edna and is now known as Prosperity Bank. The Company is a registered financial holding company that derives substantially all of its revenues and income from the operation of its bank subsidiary, Prosperity Bank. The Bank provides a wide array of financial products and services to small and medium-sized businesses and consumers. As of September 30, 2017, the Bank operated 243 full-service banking locations; with 65 in the Houston area, including The Woodlands; 29 in the South Texas area including Corpus Christi and Victoria; 34 in the Dallas/Fort Worth area; 22 in the East Texas area; 29 in the Central Texas area including Austin and San Antonio; 34 in the West Texas area including Lubbock, Midland-Odessa and Abilene; 16 in the Bryan/College Station area, 6 in the Central Oklahoma area and 8 in the Tulsa, Oklahoma area.  The Company’s principal executive office is located at Prosperity Bank Plaza, 4295 San Felipe in Houston, Texas and its telephone number is (281) 269-7199. The Company’s website address is www.prosperitybankusa.com. Information contained on the Company’s website is not incorporated by reference into this quarterly report on Form 10-Q and is not part of this or any other report.

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

Total assets were $22.14 billion at September 30, 2017 compared with $22.33 billion at December 31, 2016, a decrease of $187.8 million or 0.8%. Total loans were $9.91 billion at September 30, 2017 compared with $9.62 billion at December 31, 2016, an increase of $289.1 million or 3.0%. Total deposits were $16.91 billion at September 30, 2017 compared with $17.31 billion at December 31, 2016, a decrease of $399.8 million or 2.3%. Total shareholders’ equity was $3.78 billion at September 30, 2017 compared with $3.64 billion at December 31, 2016, an increase of $139.0 million or 3.8%.

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

The Company had no intangible assets with indefinite useful lives at September 30, 2017.  Core deposit intangible assets that are subject to amortization are being amortized on a non-pro rata basis over the years expected to be benefited, which the Company believes is between ten and fifteen years. These core deposit intangible assets are reviewed for impairment if circumstances indicate their value may not be recoverable based on a comparison of fair value to carrying value. Based on the Company’s annual goodwill impairment test as of September 30, 2017, management does not believe any of its goodwill is impaired as of September 30, 2017 because the fair value of the Company’s equity exceeded its carrying value. While the Company believes no impairment existed at September 30, 2017 under accounting standards applicable at that date, different conditions or assumptions, or changes in cash flows or profitability, if significantly negative or unfavorable, could have a material adverse effect on the outcome of the Company’s impairment evaluation and financial condition or future results of operations.

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

HURRICANE HARVEY

On August 25, 2017, Hurricane Harvey came ashore in Rockport, Texas impacting numerous communities along the Texas Gulf coast. Prosperity Bank operates 94 banking centers in the Houston and South Texas areas, which include Beaumont, Corpus Christi and Victoria. All except one of those banking centers are currently operational. As of September 30, 2017, the Company has not experienced any material financial impact related to Hurricane Harvey.

RESULTS OF OPERATIONS

Net income available to common shareholders was $67.9 million ($0.98 per common share on a diluted basis) for the quarter ended September 30, 2017 compared with $68.7 million ($0.99 per common share on a diluted basis) for the quarter ended September 30, 2016, a decrease in net income of $743 thousand or 1.1%. The Company posted annualized returns on average common equity of 7.20% and 7.66%, annualized returns on average assets of 1.22% and 1.27% and efficiency ratios of 41.92% and 43.26% for the quarters ended September 30, 2017 and 2016, respectively. The efficiency ratio is calculated by dividing total non-interest expense by the sum of net interest income and non-interest income. Because the ratio is a measure of revenues and expenses resulting from our lending activities and fee-based banking services, net gains and losses on the sale of assets and securities are not included. Additionally, taxes are not part of this calculation.

For the nine months ended September 30, 2017, net income available to common shareholders was $205.0 million ($2.95 per common share on a diluted basis) compared with $205.7 million ($2.95 per common share on a diluted basis) for the same period in 2016, a decrease in net income of $646 thousand or 0.3%. The Company posted annualized returns on average common equity of 7.34% and 7.74%, annualized returns on average assets of 1.22% and 1.25% and efficiency ratios of 42.42% and 42.24% for the nine months ended September 30, 2017 and 2016, respectively.

Net Interest Income

The Company’s net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change.” It is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “rate change.”

For the Three Months Ended September 30, 2017

Net interest income before the provision for credit losses was $156.1 million for the quarter ended September 30, 2017, an increase of $2.1 million or 1.4%, compared with $154.1 million for the same period in 2016.

Interest income on loans was $121.6 million for the quarter ended September 30, 2017, an increase of $5.3 million or 4.6%, compared with $116.2 million for the same period in 2016. This increase was primarily due to a 3.0% increase in average loans.

Interest income on securities was $50.6 million for the quarter ended September 30, 2017, an increase of $2.5 million or 5.1%, compared with $48.1 million for the same period in 2016. This increase was primarily due to a 3.5% increase in average investment securities.

Average interest-bearing liabilities were $12.97 billion for the quarter ended September 30, 2017, an increase of $148.0 million or 1.2%, compared with $12.83 billion for the same period in 2016. The net interest margin on a tax-equivalent basis decreased from 3.29% for the quarter ended September 30, 2016 to 3.22% for the quarter ended September 30, 2017. This change was primarily due to an increase in the average rates on interest-bearing liabilities.

For the Nine Months Ended September 30, 2017

Net interest income before the provision for credit losses was $460.8 million for the nine months ended September 30, 2017, a decrease of $18.0 million or 3.8%, compared with $478.8 million for the same period in 2016.

Interest income on loans was $348.3 million for the nine months ended September 30, 2017, a decrease of $10.8 million or 3.0%, compared with $359.1 million for the same period in 2016. This decrease was primarily due to a decrease in loan discount accretion of $14.3 million. The Company had $40.0 million of total outstanding discounts on acquired loans, of which $31.4 million was accretable at September 30, 2017.

Interest income on securities was $156.7 million for the nine months ended September 30, 2017, an increase of $4.9 million or 3.2%, compared with $151.8 million for the same period in 2016. This was primarily due to a 3.3% increase in average investment securities.

Average interest-bearing liabilities were $13.26 billion for the nine months ended September 30, 2017, an increase of $93.2 million or 0.7%, compared with $13.17 billion for the same period in 2016. The net interest margin on a tax-equivalent basis decreased from 3.38% for the nine months ended September 30, 2016 to 3.18% for the nine months ended September 30, 2017. This change was primarily due to a decrease in loan discount accretion and an increase in the average rate on interest-bearing liabilities.

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

	Three Months Ended September 30,
	2017			2016
	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate (1)	Average Outstanding Balance	Interest Earned/Paid	Average Yield/Rate (1)
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans	$9,888,922	$121,567	4.88%	$9,601,628	$116,247	4.82%
Investment securities	9,526,215	50,610	2.11%	9,203,253	48,132	2.08%
Federal funds sold and other earning assets	77,337	242	1.24%	72,171	81	0.45%
Total interest-earning assets	19,492,474	172,419	3.51%	18,877,052	164,460	3.47%
Allowance for credit losses	(84,047)			(84,476)
Noninterest-earning assets	2,801,852			2,804,773
Total assets	$22,210,279			$21,597,349

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$3,601,116	$3,003	0.33%	$3,858,821	$2,280	0.24%
Savings and money market deposits	5,658,569	5,259	0.37%	5,610,342	3,753	0.27%
Certificates and other time deposits	2,270,114	4,114	0.72%	2,492,889	3,363	0.54%
Other borrowings	1,099,583	3,540	1.28%	532,301	752	0.56%
Securities sold under repurchase agreements	344,177	356	0.41%	331,254	248	0.30%
Total interest-bearing liabilities	12,973,559	16,272	0.50%	12,825,607	10,396	0.32%
Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	5,361,362			5,070,094
Other liabilities	102,046			118,881
Total liabilities	18,436,967			18,014,582
Shareholders' equity	3,773,312			3,582,767
Total liabilities and shareholders' equity	$22,210,279			$21,597,349

Net interest rate spread			3.01%			3.15%

Net interest income and margin (2) (3)		$156,147	3.18%		$154,064	3.25%

Net interest income and margin (tax equivalent) (4)		$158,087	3.22%		$155,994	3.29%

______________

(1) Annualized and based on average balances on an actual 365-day or 366-day basis for the three months ended September 30, 2017 and 2016.

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

	Nine Months Ended September 30,
	2017			2016
	Average Outstanding Balance	Interest Earned/Interest Paid	Average Yield/Rate (1)	Average Outstanding Balance	Interest Earned/Interest Paid	Average Yield/Rate (1)
	(Dollars in thousands)
Assets
Interest-Earning Assets:
Loans	$9,777,432	$348,252	4.76%	$9,653,891	$359,066	4.97%
Investment securities	9,735,912	156,679	2.15%	9,422,744	151,802	2.15%
Federal funds sold and other earning assets	80,651	585	0.97%	73,608	242	0.44%
Total interest-earning assets	19,593,995	$505,516	3.45%	19,150,243	$511,110	3.57%
Allowance for credit losses	(84,391)			(83,801)
Noninterest-earning assets	2,838,422			2,856,117
Total assets	$22,348,026			$21,922,559

Liabilities and Shareholders' Equity
Interest-Bearing Liabilities:
Interest-bearing demand deposits	$3,826,963	$8,338	0.29%	$4,135,579	$7,633	0.25%
Savings and money market deposits	5,572,534	13,673	0.33%	5,721,341	11,470	0.27%
Certificates and other time deposits	2,310,777	11,714	0.68%	2,529,353	10,544	0.56%
Other borrowings	1,227,652	10,056	1.10%	461,491	1,944	0.56%
Securities sold under repurchase agreements	325,606	922	0.38%	319,948	694	0.29%
Junior subordinated debentures	—	—	—	2,591	37	1.91%
Total interest-bearing liabilities	13,263,532	44,703	0.45%	13,170,303	32,322	0.33%
Noninterest-Bearing Liabilities:
Noninterest-bearing demand deposits	5,264,649			5,085,041
Other liabilities	93,463			122,076
Total liabilities	18,621,644			18,377,420
Shareholders' equity	3,726,382			3,545,139
Total liabilities and shareholders' equity	$22,348,026			$21,922,559

Net interest rate spread			3.00%			3.24%

Net interest income and margin (2) (3)		$460,813	3.14%		$478,788	3.34%

Net interest income and margin (tax equivalent) (4)		$466,737	3.18%		$484,522	3.38%

___________

(1) Annualized and based on average balances on an actual 365-day or 366-day basis for the nine months ended September 30, 2017 and 2016.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2017 vs. 2016			2017 vs. 2016
	Increase			Increase
	(Decrease)			(Decrease)
	Due to Change in			Due to Change in
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest-Earning Assets:
Loans (1)	$3,488	$1,832	$5,320	$4,591	$(15,405)	$(10,814)
Investment securities (1)	1,694	784	2,478	5,041	(164)	4,877
Federal funds sold and other earning assets	6	155	161	23	320	343
Total increase (decrease) in interest income	5,188	2,771	7,959	9,655	(15,249)	(5,594)

Interest-Bearing Liabilities:
Interest-bearing demand deposits	(153)	876	723	(569)	1,274	705
Savings and money market deposits	32	1,474	1,506	(298)	2,501	2,203
Certificates and other time deposits (1)	(301)	1,052	751	(910)	2,080	1,170
Other borrowings	804	1,984	2,788	3,225	4,887	8,112
Securities sold under repurchase agreements	10	98	108	12	216	228
Junior subordinated debentures	—	—	—	(37)	—	(37)
Total increase in interest expense	392	5,484	5,876	1,423	10,958	12,381
Increase (decrease) in net interest income	$4,796	$(2,713)	$2,083	$8,232	$(26,207)	$(17,975)

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

The Company recorded a $6.9 million provision for credit losses for the quarter ended September 30, 2017 and a $2.0 million provision for credit losses for the quarter ended September 30, 2016. Net charge-offs were $3.9 million for the quarter ended September 30, 2017 compared with net charge-offs of $241 thousand for the quarter ended September 30, 2016. The Company made a $12.3 million provision for credit losses for the nine months ended September 30, 2017 and a $22.0 million provision for credit losses for the nine months ended September 30, 2016.  Net charge-offs were $10.8 million for the nine months ended September 30, 2017 compared with $17.8 million for the nine months ended September 30, 2016. See "Financial Condition – Allowance for Credit Losses" below for more information.

Noninterest Income

The Company’s primary sources of recurring noninterest income are nonsufficient funds (“NSF”) fees, credit, debit and ATM card income and service charges on deposit accounts. Additionally, the Company generates recurring noninterest income from its trust, mortgage and brokerage lines of business. Noninterest income does not include loan origination fees which are recognized over the life of the related loan as an adjustment to yield using the interest method. Noninterest income totaled $28.8 million for the three months ended September 30, 2017 compared with $29.7 million for the same period in 2016, a decrease of $875 thousand or 2.9%. This change was primarily due to a decrease in mortgage income. Noninterest income totaled $87.4 million for the nine months ended

September 30, 2017 compared with $89.0 million for the same period in 2016, a decrease of $1.5 million or 1.7%. This change was primarily due to the net loss on sale of assets and a decrease in brokerage and mortgage income, partially offset by the gain on sale of securities and an increase in service charges on deposit accounts.

The following table presents, for the periods indicated, the major categories of noninterest income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Nonsufficient funds (NSF) fees	$8,350	$8,764	$24,244	$24,984
Credit card, debit card and ATM card income	6,075	5,903	18,214	17,659
Service charges on deposit accounts	5,251	4,698	16,077	13,898
Trust income	2,040	1,851	6,466	5,640
Mortgage income	854	2,143	3,227	5,386
Brokerage income	461	1,213	1,376	3,789
Bank owned life insurance income	1,366	1,417	4,083	4,273
Net gain (loss) on sale of assets	62	37	(1,962)	1,389
Gain on sale of securities	—	—	3,270	—
Other	4,350	3,658	12,418	11,932
Total noninterest income	$28,809	$29,684	$87,413	$88,950

Noninterest Expense

Noninterest expense totaled $77.5 million for the quarter ended September 30, 2017 compared with $79.5 million for the quarter ended September 30, 2016, a decrease of $2.0 million or 2.5%. This change was primarily due to a decrease in amortization of core deposit intangibles and salaries and benefits. Noninterest expense totaled $232.0 million for the nine months ended September 30, 2017 compared with $239.2 million for the nine months ended September 30, 2016, a decrease of $7.2 million or 3.0%.  The change was primarily due to decreases in salaries and benefits, amortization of core deposit intangibles and communications expense.

The following table presents, for the periods indicated, the major categories of noninterest expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Salaries and employee benefits (1)	$47,866	$48,328	$143,653	$146,666
Non-staff expenses:
Net occupancy and equipment	5,691	5,997	16,654	17,362
Credit and debit card, data processing and software amortization	4,506	4,207	12,807	12,801
Regulatory assessments and FDIC insurance	3,455	3,434	10,552	10,311
Core deposit intangibles amortization	1,686	2,418	5,320	6,974
Depreciation	3,050	3,289	9,204	9,924
Communications (2)	2,618	2,870	7,984	8,790
Other real estate expense	(30)	44	112	136
Other	8,667	8,889	25,727	26,275
Total noninterest expense	$77,509	$79,476	$232,013	$239,239

(1) Includes stock-based compensation expense of $1.7 million and $2.1 million for the three months ended September 30, 2017 and 2016, respectively, and $5.1 million and $7.2 million for the nine months ended September 30, 2017 and 2016, respectively.

(2) Communications expense includes telephone, data circuits, postage and courier expenses.

Income Taxes

Income tax expense totaled $32.6 million for the three months ended September 30, 2017 compared with $33.6 million for the same period in 2016, a decrease of $982 thousand or 2.9%. Income tax expense totaled $98.9 million for the nine months ended September 30, 2017 compared with $100.8 million for the same period in 2016, a decrease of $2.0 million or 1.9%. The Company’s effective tax rate for the three and nine months ended September 30, 2017 and 2016 was 32.5% and 32.9%, respectively.

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

	September 30, 2017
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total Loans
	(Dollars in thousands)
Residential mortgage loans held for sale	$25,473	$—	$—	$—	$25,473
Commercial and industrial	1,171,915	240,056	57,311	3,115	1,472,397
Real estate:
Construction, land development and other land loans	1,384,272	25,310	42,975	978	1,453,535
1-4 family residential (includes home equity)	2,389,945	80,576	232,466	4,667	2,707,654
Commercial real estate (includes multi-family residential)	2,582,290	334,617	363,909	14,185	3,295,001
Farmland	428,520	14,882	59,943	382	503,727
Agriculture	154,112	33,703	974	—	188,789
Consumer and other	219,487	29,237	15,902	—	264,626
Total loans held for investment	8,330,541	758,381	773,480	23,327	9,885,729
Total	$8,356,014	$758,381	$773,480	$23,327	$9,911,202

	December 31, 2016
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total Loans
	(Dollars in thousands)
Residential mortgage loans held for sale	$26,975	$—	$—	$—	$26,975
Commercial and industrial	1,135,846	284,898	115,011	3,684	1,539,439
Real estate:
Construction, land development and other land loans	1,152,873	42,990	66,629	1,431	1,263,923
1-4 family residential (includes home equity)	2,289,107	83,785	312,254	5,710	2,690,856
Commercial real estate (includes multi-family residential)	2,352,094	300,773	492,822	16,420	3,162,109
Farmland	396,353	19,363	68,484	388	484,588
Agriculture	135,835	49,795	2,118	—	187,748
Consumer and other	214,905	29,175	22,342	—	266,422
Total loans held for investment	7,677,013	810,779	1,079,660	27,633	9,595,085
Total	$7,703,988	$810,779	$1,079,660	$27,633	$9,622,060

At September 30, 2017, total loans were $9.91 billion, an increase of $289.1 million or 3.0%, compared with $9.62 billion at December 31, 2016. Loans at September 30, 2017 included $25.5 million of loans held for sale compared with $27.0 million at December 31, 2016. At September 30, 2017, loans represented 44.8% of total assets compared with 43.1% of total assets at December 31, 2016.

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

Included in commercial and industrial loans are (1) commitments to oil and gas producers secured by proven, developed and producing reserves and (2) commitments to service, equipment and midstream companies secured mainly by accounts receivable, inventory and equipment. Mineral reserve values supporting commitments to producers are normally re-determined semi-annually using reserve studies prepared by a third-party or the Company’s oil and gas engineer. Accounts receivable and inventory borrowing bases for service companies are typically re-determined monthly. Funding requests by both producers and service companies are monitored relative to the most recently determined borrowing base. As of September 30, 2017, oil and gas loans totaled $291.8 million or 2.9% of total loans, of which $106.5 million were to production companies and $185.3 million were to service companies. This compares with total oil and gas loans of $284.5 million or 3.0% of total loans as of December 31, 2016, of which $119.9 million were to production companies and $164.6 million were to service companies. In addition, as of September 30, 2017, the Company had total unfunded commitments to oil and gas companies of $164.4 million, of which $63.8 million were to production companies and $100.6 million were to service companies. This compares with total unfunded commitments to oil and gas companies of $145.5 million as of December 31, 2016, of which $72.1 million were to production companies and $73.4 million were to service companies. Total unfunded commitments to producers include letters of credit issued in lieu of oil well plugging bonds.

(ii) Commercial Real Estate. The Company makes commercial real estate loans collateralized by owner-occupied and nonowner-occupied real estate to finance the purchase of real estate. The Company’s commercial real estate loans are collateralized by first liens on real estate, typically have variable interest rates (or five year or less fixed rates) and amortize over a 15- to 20-year period. Payments on loans secured by nonowner-occupied properties are often dependent on the successful operation or management of the properties. Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than other types of loans. The Company seeks to minimize these risks in a variety of ways, including giving careful consideration to the property’s operating history, future operating projections, current and projected occupancy, location and physical condition in connection with underwriting these loans. The underwriting analysis also includes credit verification, analysis of global cash flow, appraisals and a review of the financial condition of the borrower. At September 30, 2017, approximately 45.8% of the outstanding principal balance of the Company’s commercial real estate loans were secured by owner-occupied properties.

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

Nonperforming assets decreased $2.5 million or 5.1%, to $45.8 million, at September 30, 2017 compared with $48.3 million at December 31, 2016, of which $26.2 million and $24.0 million, respectively, were attributable to acquired loans.

The following tables present information regarding nonperforming assets differentiated among legacy loans, acquired legacy loans, Non-PCI loans and PCI loans, as of the dates indicated:

	September 30, 2017
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total
	(Dollars in thousands)
Nonaccrual loans (1)	$5,223	$17,607	$1,863	$1,574	$26,267
Accruing loans 90 or more days past due	33	4,901	—	—	4,934
Total nonperforming loans	5,256	22,508	1,863	1,574	31,201
Repossessed assets	94	—	16	—	110
Other real estate	14,261	—	200	51	14,512
Total nonperforming assets	$19,611	$22,508	$2,079	$1,625	$45,823

Nonperforming assets to total loans and other real estate by category	0.23%	2.97%	0.27%	6.95%	0.46%

	December 31, 2016
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total
	(Dollars in thousands)
Nonaccrual loans (1)	$9,983	$12,703	$6,210	$2,746	$31,642
Accruing loans 90 or more days past due	903	—	53	—	956
Total nonperforming loans	10,886	12,703	6,263	2,746	32,598
Repossessed assets	—	225	16	—	241
Other real estate	13,442	1,178	70	773	15,463
Total nonperforming assets	$24,328	$14,106	$6,349	$3,519	$48,302

Nonperforming assets to total loans and other real estate by category	0.32%	1.74%	0.59%	12.39%	0.50%

(1) Includes troubled debt restructurings of $4.4 million and $97 thousand as of September 30, 2017 and December 31, 2016, respectively.

Nonperforming assets were 0.46% of total loans and other real estate at September 30, 2017 compared with 0.50% of total loans and other real estate at December 31, 2016. The allowance for credit losses as a percentage of total nonperforming loans was 278.2% at September 30, 2017 and 261.8% at December 31, 2016.

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

	As of and for the Nine Months Ended September 30, 2017
	Legacy	Acquired
	Loans	Loans	Total
	(Dollars in thousands)
Average loans outstanding	$8,061,284	$1,716,148	$9,777,432
Gross loans outstanding at end of period	$8,356,014	$1,555,188	$9,911,202
Allowance for credit losses at beginning of period	$73,846	$11,480	$85,326
Provision for credit losses	6,965	5,360	12,325
Charge-offs:
Commercial and industrial	(5,396)	(4,717)	(10,113)
Real estate and agriculture	(206)	(146)	(352)
Consumer and other	(2,456)	(30)	(2,486)
Recoveries:
Commercial and industrial	694	168	862
Real estate and agriculture	266	165	431
Consumer and other	790	29	819
Net charge-offs	(6,308)	(4,531)	(10,839)
Allowance for credit losses at end of period	$74,503	$12,309	$86,812
Ratio of allowance to end of period loans	0.89%	0.79%	0.88%
Ratio of net charge-offs to average loans (annualized)	0.10%	0.35%	0.15%
Ratio of allowance to end of period nonperforming loans	1,417.5%	47.4%	278.2%

	As of and for the Nine Months Ended September 30, 2016
	Legacy	Acquired
	Loans	Loans	Total
	(Dollars in thousands)
Average loans outstanding	$7,351,260	$2,302,631	$9,653,891
Gross loans outstanding at end of period	$7,471,943	$2,076,371	$9,548,314
Allowance for credit losses at beginning of period	$64,909	$16,475	$81,384
Provision for credit losses	18,367	3,633	22,000
Charge-offs:
Commercial and industrial	(3,409)	(7,232)	(10,641)
Real estate and agriculture	(7,283)	(121)	(7,404)
Consumer and other	(4,273)	(98)	(4,371)
Recoveries:
Commercial and industrial	928	1,315	2,243
Real estate and agriculture	1,451	15	1,466
Consumer and other	902	6	908
Net charge-offs	(11,684)	(6,115)	(17,799)
Allowance for credit losses at end of period	$71,592	$13,993	$85,585
Ratio of allowance to end of period loans	0.96%	0.67%	0.90%
Ratio of net charge-offs to average loans (annualized)	0.21%	0.35%	0.25%
Ratio of allowance to end of period nonperforming loans	530.3%	46.1%	195.2%

The Company had gross charge-offs on legacy loans of $8.1 million during the nine months ended September 30, 2017. Partially offsetting these charge-offs were recoveries on legacy loans of $1.8 million. Gross charge-offs on acquired loans were $4.9 million during the nine months ended September 30, 2017. Partially offsetting these charge-offs were recoveries on acquired loans of $362 thousand. Total charge-offs for the nine months ended September 30, 2017 were $13.0 million, partially offset by total recoveries of $2.1 million.

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

	September 30, 2017
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total Allowance	Percent of Loans to Total Loans
	(Dollars in thousands)
Balance of allowance for credit losses applicable to:
Commercial and industrial	$31,485	$9,369	$—	$—	$40,854	14.8%
Real estate	38,285	2,137	50	—	40,472	75.5%
Agriculture and agriculture real estate	3,273	720	—	—	3,993	7.0%
Consumer and other	1,460	33	—	—	1,493	2.7%
Total allowance for credit losses	$74,503	$12,259	$50	$—	$86,812	100.0%

	December 31, 2016
		Acquired Loans
	Legacy Loans	Acquired Legacy Loans	Non-PCI Loans	PCI Loans	Total Allowance	Percent of Loans to Total Loans
	(Dollars in thousands)
Balance of allowance for credit losses applicable to:
Commercial and industrial	$28,049	$7,690	$66	$31	$35,836	16.0%
Real estate	41,254	2,455	102	—	43,811	74.2%
Agriculture and agriculture real estate	2,982	1,074	17	—	4,073	7.0%
Consumer and other	1,561	45	—	—	1,606	2.8%
Total allowance for credit losses	$73,846	$11,264	$185	$31	$85,326	100.0%

At September 30, 2017, the allowance for credit losses totaled $86.8 million compared with $85.3 million at December 31, 2016, an increase of $1.5 million or 1.7%. The allowance for credit losses at September 30, 2017 totaled 0.88% of total loans compared with 0.89% of total loans at December 31, 2016.

At September 30, 2017, $74.5 million of the allowance was attributable to legacy loans compared with $73.8 million of the allowance at December 31, 2016, an increase of $657 thousand or 0.9%. This change was primarily attributable to an increase in legacy loan balances. At September 30, 2017, $12.3 million of the allowance for credit losses was attributable to acquired legacy loans compared with $11.3 million of the allowance at December 31, 2016, an increase of $995 thousand or 8.8%. This change was primarily attributable to an increase in specific reserves identified for loans with deteriorated credit quality. At September 30, 2017, $50 thousand of the allowance for credit losses was attributable to Non-PCI loans compared with $185 thousand of the allowance at December 31, 2016, a decrease of $135 thousand or 73.0%. This change was primarily attributable to a decrease in specific reserves. At September 30, 2017, none of the allowance for credit losses was attributable to PCI loans compared with $31 thousand of the allowance at December 31, 2016, a decrease of $31 thousand or 100.0%. This decrease was attributable to the charge off of one loan with a specific reserve identified at December 31, 2016.

At September 30, 2017, the Company had $40.0 million of total outstanding discounts on Non-PCI and PCI loans, of which $31.4 million was accretable.

The Company believes that the allowance for credit losses at September 30, 2017 is adequate to cover estimated losses in the loan portfolio as of such date. Nevertheless, the Company could sustain losses in future periods which could be substantial in relation to the size of the allowance at September 30, 2017.

Securities

The carrying cost of securities totaled $9.41 billion at September 30, 2017 compared with $9.73 billion at December 31, 2016, a decrease of $315.6 million or 3.2%. At September 30, 2017, securities represented 42.5% of total assets compared with 43.6% of total assets at December 31, 2016.

The amortized cost and fair value of investment securities were as follows:

	September 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$1,816	$4	$—	$1,820
Collateralized mortgage obligations	104,976	187	(55)	105,108
Mortgage-backed securities	112,636	1,491	(35)	114,092
Other securities	12,588	126	(83)	12,631
Total	$232,016	$1,808	$(173)	$233,651
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$32,177	$432	$—	$32,609
States and political subdivisions	331,293	6,281	(31)	337,543
Collateralized mortgage obligations	697	6	(3)	700
Mortgage-backed securities	8,812,704	40,648	(69,479)	8,783,873
Other securities	—	—	—	—
Total	$9,176,871	$47,367	$(69,513)	$9,154,725

	December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
Available for Sale
States and political subdivisions	$1,915	$5	$—	$1,920
Collateralized mortgage obligations	120,478	240	(119)	120,599
Mortgage-backed securities	84,024	2,004	(165)	85,863
Other securities	12,588	252	(46)	12,794
Total	$219,005	$2,501	$(330)	$221,176
Held to Maturity
U.S. Treasury securities and obligations of U.S. Government agencies	$33,523	$497	$—	$34,020
States and political subdivisions	384,015	3,934	(1,328)	386,621
Collateralized mortgage obligations	850	6	(5)	851
Mortgage-backed securities	9,086,422	30,880	(199,439)	8,917,863
Other securities	100	—	—	100
Total	$9,504,910	$35,317	$(200,772)	$9,339,455

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

Management has the ability and intent to hold the securities classified as held-to-maturity until they mature, at which time the Company will receive full value for the securities. Furthermore, as of September 30, 2017, management does not have the intent to sell any of the securities classified as available for sale before a recovery of cost. In addition, management believes it is more likely than not that the Company will not be required to sell any of its investment securities before a recovery of cost. The unrealized losses are largely due to increases in market interest rates over the yields available at the time the underlying securities were purchased. The fair value is expected to recover as the securities approach their maturity date or repricing date or if market yields for such investments decline. Management does not believe any of the securities are impaired due to reasons of credit quality. Accordingly, as of September 30, 2017, management believes any impairment in the Company’s securities is temporary, and therefore no impairment loss has been realized in the Company’s consolidated statements of income.

Deposits

Total deposits were $16.91 billion at September 30, 2017 compared with $17.31 billion at December 31, 2016, a decrease of $399.8 million or 2.3%.  At September 30, 2017, noninterest-bearing deposits totaled $5.47 billion compared with $5.19 billion at December 31, 2016, an increase of $274.5 million or 5.3%. Interest-bearing deposits totaled $11.44 billion at September 30, 2017 compared with $12.12 billion at December 31, 2016, a decrease of $674.3 million or 5.6%.

Average deposits for the nine months ended September 30, 2017 were $16.97 billion, a decrease of $496.4 million or 2.8%, compared with $17.47 billion for the nine months ended September 30, 2016. This change was primarily due to a decrease in municipal account balances. The ratio of average interest-bearing deposits to total average deposits was 69.0% during the first nine months of 2017 compared with 70.9% during the first nine months of 2016.

The following table summarizes the daily average balances and weighted average rates paid on deposits for the periods indicated below:

	Nine Months Ended September 30,
	2017		2016
	Average Balance	Average Rate (1)	Average Balance	Average Rate (1)
	(Dollars in thousands)
Interest-bearing demand deposits	$3,826,963	0.29%	$4,135,579	0.25%
Regular savings	2,201,219	0.29%	2,014,314	0.25%
Money market savings	3,371,315	0.35%	3,707,027	0.28%
Certificates, IRAs and other time deposits	2,310,777	0.68%	2,529,353	0.56%
Total interest-bearing deposits	11,710,274	0.39%	12,386,273	0.32%
Noninterest-bearing deposits	5,264,649		5,085,041
Total deposits	$16,974,923	0.27%	$17,471,314	0.23%

(1) Annualized and based on average balances on an actual 365-day or 366-day basis for the nine months ended September 30, 2017 and 2016.

Other Borrowings

The following table presents the Company’s borrowings as of the dates indicated:

	September 30, 2017	December 31, 2016
	(Dollars in thousands)
FHLB advances	$955,000	$985,000
FHLB long-term notes payable	5,365	5,781
Total other borrowings	960,365	990,781
Securities sold under repurchase agreements	334,621	320,430
Total	$1,294,986	$1,311,211

FHLB advances and long-term notes payable— The Company has an available line of credit with the FHLB of Dallas, which allows the Company to borrow on a collateralized basis. FHLB advances are considered short-term borrowings and are used to manage liquidity as needed. Maturing advances are replaced by drawing on available cash, making additional borrowings or through increased customer deposits. At September 30, 2017, the Company had total funds of $5.82 billion available under this agreement, of which $960.4 million was outstanding. FHLB advances of $955.0 million were outstanding at September 30, 2017, at a weighted average rate of 1.19%. Long-term notes payable were $5.4 million at September 30, 2017, with a weighted average rate of 5.69%. The maturity dates on the FHLB notes payable range from the years 2018 to 2027 and have interest rates ranging from 4.51% to 6.10%.

Securities sold under repurchase agreements— At September 30, 2017, the Company had $334.6 million in securities sold under repurchase agreements with banking customers compared with $320.4 million at December 31, 2016, an increase of $14.2 million or 4.4%.  Repurchase agreements are generally settled on the following business day; however, approximately $11.0 million of the repurchase agreements outstanding at September 30, 2017 have maturity dates ranging from 6 to 24 months. All securities sold under agreements to repurchase are collateralized by certain pledged securities.

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

As of September 30, 2017, the Company had outstanding $2.16 billion in commitments to extend credit and $62.4 million in commitments associated with outstanding standby letters of credit. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the total outstanding may not necessarily reflect the actual future cash funding requirements.

The Company has no exposure to future cash requirements associated with known uncertainties or capital expenditures of a material nature.

Asset liquidity is provided by cash and assets which are readily marketable or which will mature in the near future. As of September 30, 2017, the Company had cash and cash equivalents of $303.5 million compared with $437.4 million at December 31, 2016, a decrease of $133.9 million or 30.6%. The decrease was primarily due to the purchase of held-to-maturity securities of $1.07 billion, the net decrease in interest-bearing deposits of $674.1 million and the net increase in loans held for investment of $284.8 million. Partially offsetting the decrease were proceeds from maturities and principal paydowns of held-to-maturity securities, the net increase in noninterest-bearing deposits of $274.5 million and net income of $205.0 million for the nine months ended September 30, 2017.

Contractual Obligations

The following table summarizes the Company’s contractual obligations and other commitments to make future payments as of September 30, 2017 (other than deposit obligations). The payments do not include pre-payment options that may be available to the Company. The Company’s future cash payments associated with its contractual obligations pursuant to its FHLB borrowings and operating leases as of September 30, 2017 are summarized below. Payments for FHLB borrowings include interest of $439 thousand that will be paid over the future periods.  Payments related to leases are based on actual payments specified in underlying contracts.

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Federal Home Loan Bank notes payable	$959,453	$756	$428	$167	$960,804
Operating leases	4,811	7,630	4,207	6,638	23,286
Total	$964,264	$8,386	$4,635	$6,805	$984,090

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

The Company’s commitments associated with outstanding standby letters of credit and commitments to extend credit as of September 30, 2017 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

	1 year or less	More than 1 year but less than 3 years	3 years or more but less than 5 years	5 years or more	Total
	(Dollars in thousands)
Standby letters of credit	$47,196	$14,746	$493	$—	$62,435
Commitments to extend credit	922,603	326,830	236,089	678,086	2,163,608
Total	$969,799	$341,576	$236,582	$678,086	$2,226,043

Capital Resources

Total shareholders’ equity was $3.78 billion at September 30, 2017 compared with $3.64 billion at December 31, 2016, an increase of $139.0 million or 3.8%. The increase was primarily the result of net income of $205.0 million, partially offset by dividends paid on common stock of $70.9 million for the nine months ended September 30, 2017.

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

Financial institutions are categorized by the FDIC based on minimum Common Equity Tier 1, Tier 1 risk-based, total risk-based and Tier 1 leverage ratios. As of September 30, 2017, the Bank’s capital ratios were above the levels required for the Bank to be designated as “well capitalized.”

The following table provides a comparison of the Company’s and the Bank’s risk-weighted and leverage capital ratios to the minimum and well-capitalized regulatory standards as of September 30, 2017:

	Minimum Required For Capital Adequacy Purposes		Minimum Required Plus Capital Conservation Buffer for 2017	To Be Categorized As Well Capitalized Under Prompt Corrective Action Provisions	Actual Ratio as of September 30, 2017
The Company
CET1 capital (to risk weighted assets)	4.50%		5.75%	N/A	15.10%
Tier 1 capital (to risk weighted assets)	6.00%		7.25%	N/A	15.10%
Total capital (to risk weighted assets)	8.00%		9.25%	N/A	15.81%
Tier 1 capital (to average assets)	4.00%	(1)	4.00%	N/A	9.15%

The Bank
CET1 capital (to risk weighted assets)	4.50%		5.75%	6.50%	14.99%
Tier 1 capital (to risk weighted assets)	6.00%		7.25%	8.00%	14.99%
Total capital (to risk weighted assets)	8.00%		9.25%	10.00%	15.69%
Tier 1 capital (to average assets)	4.00%	(2)	4.00%	5.00%	9.08%

(1) The Federal Reserve Board may require the Company to maintain a leverage ratio above the required minimum.

(2) The FDIC may require the Bank to maintain a leverage ratio above the required minimum.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Changes in internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PROSPERITY BANCSHARES, INC. ® (Registrant)

Date: 11/06/17	/S/ DAVID ZALMAN
David Zalman
Chairman and Chief Executive Officer

Date: 11/06/17	/S/ DAVID HOLLAWAY
David Hollaway
Chief Financial Officer